Form 10-K
period 1996-05-31
SCHOLASTIC CORP
filed 1996-08-23
CIK 866729

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

             [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1996
                                       OR
          [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                          COMMISSION FILE NO. 0-19860
                            ------------------------

                             SCHOLASTIC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                        DELAWARE                                                 13-3385513
            (STATE OR OTHER JURISDICTION OF                          (IRS EMPLOYER IDENTIFICATION NO.)
             INCORPORATION OR ORGANIZATION)

            555 BROADWAY, NEW YORK, NEW YORK                                       10012
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 343-6100
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 TITLE OF CLASS                         NAME OF EXCHANGE ON WHICH REGISTERED
- - ------------------------------------------------  ------------------------------------------------
Common Stock, $.01 Par Value                      The NASDAQ Stock Market'sm' --
                                                  NASDAQ National Market'r'

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                               ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's Voting Stock held by non-affiliates was approximately $748,797,732 based on the average bid and asked prices of the Common Stock on the National Association of Securities Dealers, Inc., Automated Quotations -- National Market System on July 31, 1996.

     On June 28, 1996, 828,100 shares of Class A Stock, par value $.01, and 15,048,540 shares of Common Stock, par value $.01, were outstanding exclusive of treasury shares. The Class A Stock is convertible at the option of the holders into shares of Common Stock at any time on a share-for-share basis.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part   III  incorporates   certain  information   by  reference   from  the
Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held September 17, 1996.

________________________________________________________________________________

                                     PART I

ITEM I. BUSINESS

     Scholastic Corporation, together with its subsidiaries and affiliates (collectively hereinafter referred to as 'Scholastic' or the 'Company'), is among the leading publishers and distributors of children's books, classroom and professional magazines, and other educational materials, with operations in the United States, Canada, the United Kingdom, Australia, New Zealand, France and Mexico. Scholastic distributes most of its products directly to children and teachers in elementary and secondary schools. During its seventy-six years of serving schools, Scholastic has developed strong name recognition associated with quality and dedication to learning and has achieved a leading market position in the school-based distribution of children's books and magazines.

     The Company's domestic book publishing business consists primarily of the publication and distribution of children's books in paperback editions through school book clubs, school book fairs, trade distribution in retail stores and classroom and library sales. Based on its market research, competitive intelligence and information obtained through the conduct of its business, the Company believes that it operates the largest school book club program and the largest school book fair business in the United States. In fiscal 1996, Scholastic sold in excess of 200 million children's books in the United States. The Company's book publishing operations also include the publication of supplementary texts for classroom use as well as professional books and other materials sold to classroom teachers. Additionally, the Company entered the market for core-curriculum materials and has been investing heavily in this area as a source of future growth in sales and profits.

     Scholastic's domestic magazine publishing business consists primarily of the publication of classroom magazines distributed to children in school, professional magazines directed to teachers and other education professionals and consumer magazines. In fiscal 1996, the United States circulation of the Company's classroom magazines was 7.1 million. The Company's other domestic operations include the distribution of educational computer software, the production and distribution of child and family-oriented video and television programming, and the merchandising and licensing of book properties.

     Most of the Company's domestic revenues are generated by targeted direct mail programs to schools and by telephone sales representatives. Additionally, the Company has a school sales force of full-time and part-time representatives calling on schools to sell its supplementary texts, educational software and library book programs, and its newly developed core-curriculum materials. For trade distribution, the Company has a retail sales force calling on bookstores and other retail outlets that include the sale of children's books.

     The Company's international business consists of six operating subsidiaries, four of which publish and distribute children's books, magazines, supplementary text products, and educational software and two of which serve primarily as distributors of children's books published by Scholastic as well as outside publishers. For the year ended May 31, 1996, approximately 80% of international revenues were derived from the sale of children's books.

     The following table sets forth revenues by product line for the five fiscal years ended May 31:

                                                          1996        1995        1994        1993        1992
                                                        --------    --------    --------    --------    --------
                                                                         (AMOUNTS IN THOUSANDS)

Domestic
     Book publishing.................................   $657,511    $516,827    $428,283    $361,282    $305,896
     Magazine publishing.............................     81,595      84,027      72,964      66,661      64,037
     Video and New Media.............................     39,795      19,491      17,998      17,550      15,762
International........................................    149,698     129,546     112,345     106,784     103,650
                                                        --------    --------    --------    --------    --------
          Total......................................   $928,599    $749,891    $631,590    $552,277    $489,345
                                                        --------    --------    --------    --------    --------
                                                        --------    --------    --------    --------    --------

     Scholastic's revenues have grown at an average annual compounded rate (the 'compounded growth rate') of approximately 17% from fiscal 1992 through fiscal 1996. This growth was driven primarily by

Scholastic's domestic book publishing revenues which have yielded a compounded growth rate of approximately 21%.

DOMESTIC BOOK PUBLISHING (71% OF REVENUES)

CHILDREN'S BOOK PUBLISHING

     The Company has published books since 1948 and is one of the largest English language publishers of children's books. The majority of children's books sold by the Company are distributed in the United States and internationally directly to children and teachers through its school-based clubs and book fairs. The Company has created and maintained a long-standing franchise in the educational market and in addition, has significantly expanded its trade presence in recent years. As a result, Scholastic's domestic book publishing revenues have more than doubled from fiscal 1992 through fiscal 1996.

     The Company offers a broad range of quality children's literature. Many of the books offered by the Company have received awards for excellence in children's literature, including the Caldecott and the Newbery awards. The
Company obtains titles for sale in its distribution channels from three principal sources. First, the Company publishes paperback and/or hardcover editions of books written by outside authors under exclusive publication agreements with the Company or written by the Company's editorial staff. Scholastic generally owns rights to sell these original titles in all channels of distribution including school and trade. The second source for titles consists of paperback reprints of books originally published by other publishers for which the Company acquires rights under license agreements to sell exclusively in the school market. The third source for titles is from the Company's purchase of finished books from other publishers to be sold in the school market. The Company currently maintains a backlist (a list of titles published as new titles in prior years) of over 5,000 titles.

     All of the Company's books are manufactured by independent printers. The printers generally are selected on a basis of competitive bidding, and the Company when it deems it to be appropriate, enters into multi-year agreements which guarantee printers a certain percentage of Scholastic volume in exchange for favorable pricing terms. Scholastic purchases its paper from paper manufacturers, wholesalers, distributors and printers.

     The Company distributes its children's books principally through four distribution channels: school book clubs, school book fairs, sales to classrooms and libraries and trade distribution to retail bookstores. In the school market the Company distributes books directly to teachers and students through school book clubs (including continuity programs) and school book fairs. The Company believes that it is the largest operator of school book clubs and school book fairs in the United States. The Company also distributes books to the school market through sales to classrooms and libraries. The fourth distribution channel is sales to the trade market. The Company's trade channel has grown significantly in recent years, with sales in fiscal 1996 up in excess of 60% over fiscal 1995 and more than double the fiscal 1994 level. By utilizing these distribution channels and distributing its products internationally, the
Company's volumes permit it to realize economies in book production and distribution. The Company believes its multiple distribution channels and volumes help attract top quality authors, editors, illustrators and publishers seeking widespread distribution in both the specialized school market and the trade market.

     BOOK CLUBS

     In  fiscal  1996,  the  Company  operated  ten  school-based  book   clubs:
Firefly'r', serving pre-kindergarten and kindergarten students; SeeSaw'r', serving kindergarten and first grade students ('K-1' grades); two Carnival'r' clubs, one serving students in kindergarten through second grade and the other serving third through sixth grade students; Lucky Book Club'r', serving second and third grade students; Arrow Book Club'r', serving fourth through sixth grade students and TAB Book Club'r', serving sixth, seventh and eighth grade students. As of January 23, 1996, the Company acquired and began running three Trumpet clubs, which together serve pre-K through sixth grade students. In addition, the Company creates special theme based offers targeted to the different grade levels during the year, e.g. -- holiday offers, science offers, curriculum offers, Spanish offers etc. The Company also operates Fun-Tastic-At-Home!, The Baby-sitters Collector Club, and The Baby-sitters Little Sister Friendship Club,

Thrills & Chills, Clifford's Learning Library, Hello Reader, Box Car, Thriller, The Magic School Bus and Laugh Attack, which are book club continuity programs promoted primarily through schools, which deliver paperback books to children at home and bill parents at home.

     The Company founded its first book club in 1948 and believes that it currently operates the largest school book club program in the United States. The Company estimates that over 80% of all elementary school teachers in the United States participate in book clubs, with more than 75% of these teachers using Scholastic book clubs sometime during the year. Domestic book club revenues have grown in recent years, primarily as a result of the expansion of book club continuity programs, volume increases in its school-based book clubs, the purchase of additional clubs, increases in special book club offers, and to a lesser degree, because of inflation-related price increases and the selection by children of higher-priced items.

     The Company believes that teachers participate in school book clubs because they feel that quality books at affordable prices will be of interest to students and improve students' reading skills. The Company also believes teachers are attracted because the book clubs offer easy access to a broad range of books. The Company mails promotional pieces containing order forms to teachers in the vast majority of the pre-K through eighth grade classrooms in the United States on a monthly basis throughout the school year. Participation in any month does not create an obligation to participate in any subsequent month, nor does it preclude participation in a competitor's book club.

     Teachers who wish to participate in a book club distribute the order forms to their students, who may choose from approximately 40 to 50 selections at substantial reductions from retail prices. The teacher consolidates the students' orders and payments and mails or phones them to the Company, which then delivers the books to the teacher for distribution to the students. Teachers who participate in the book clubs may accumulate credits for the purchase of additional books and other items primarily for use in their classrooms.

     The sources of books for the Company's school book clubs are reprints licensed from other publishers for school distribution, original publications and finished books purchased from other publishers. The Company generally re-offers titles from its backlist through the book clubs every two or three years.

     The Company processes and fulfills most orders for its book clubs, as well as for its other school sales (except book fairs) and trade distribution, from its warehouse and distribution facility in Jefferson City, Missouri. Orders for the book clubs are shipped to customers by Roadway Package System, United Parcel Service and U.S. Mail and generally are delivered within 14 days from when the teacher places the order in the mail.

     The Jefferson City facility has an automated inventory picking and order processing system which allows the Company to provide a high level of customer service and timely delivery to its customers. Customer service representatives are also available to handle customer inquiries and expedite shipments.

     In its book club business, the Company competes on the basis of book selection, price, promotion and customer service. The Company believes that its broad selection of titles, many of which are distributed in this channel exclusively by Scholastic, combined with low unit manufacturing costs and its large number of promotion mailings, enable the Company to compete effectively.

     BOOK FAIRS

     The Company believes it operates the largest school book fair business in the United States. The Company entered the book fair business in 1981 through an acquisition in California. In 1983, the Company became a national book fair operator as a result of its acquisition of Great American Book Fairs'r'. Since that time, the Company has grown its book fair business primarily through geographic expansion, selected acquisitions and increased penetration of its existing markets. The Company operates book fairs in all 50 states under the name Scholastic Book Fairs.

     Book fairs are generally one week-long events conducted on school premises and sponsored by school librarians and/or parent-teacher organizations. Book fair events expose children to hundreds of new books and allow children the opportunity to purchase books of their choice. Although the Company provides the school with the books and book display cases, the school actually conducts the book fair. The Company believes that the primary motivation of the schools is to provide their students with quality books at reasonable prices in order to help them become more interested in reading. In addition, the schools retain a portion of book fair sale proceeds to be used to purchase books, supplies and equipment for the school.

     In fiscal 1994, the Company launched a new class of fairs called Scholastic Books on Tour'r'. This program features an expanded list of titles supported by exciting merchandise displays and book character costumes designed to create a dynamic Book Fair event open to the entire family.

     Over two-thirds of all titles offered in the Company's book fairs are licensed reprints or are purchased directly from other publishers.

     The Company operates its book fairs in the United States on a regional basis through 15 sales offices and 73 warehouse locations. The marketing of book fairs is performed from the sales offices by telephone sales representatives. The Company's books and display cases are delivered to schools from the Company's warehouses by a fleet of leased vehicles. The Company's customer service function is performed from the regional and branch offices, supported by field service representatives.

     The Company believes that its competitive advantages in the book fair business includes the strength of the relationship between its sales representatives and schools, broad geographic coverage, a high level of customer service and breadth of product selection. Approximately 90% of the schools that sponsored a Scholastic Book Fair in fiscal 1995 sponsored a Scholastic Book Fair again in fiscal 1996.

     TRADE

     The Company distributes its original publications through the trade distribution channel. Almost all of the titles distributed to the trade market are also offered in the Company's school book clubs and book fairs. In the Company's publishing program, over 2,000 titles are maintained for trade distribution, including the popular Goosebumps'r', The Baby-sitters Club'r', The Magic School Bus'r', and Clifford The Big Red Dog'r' series. The Company believes that its increased presence in the trade market is important in attracting outside authors for publication and complements the Company's school-based book distribution businesses.

     The Company has a field sales organization which focuses on selling the broad range of Scholastic books to book store accounts. Penguin USA performs invoicing, billing and collections for Scholastic in connection with trade distribution.

     The Company's sales in the trade market are led by the highly successful Goosebumps'r' series, with 68 titles and 150 million copies in print, and The Baby-sitters Club'r' series, with 245 titles published and 149 million copies in print. Another Scholastic-developed property that also generates significant sales is The Magic School Bus'r' series with 23 titles published and 24 million copies in print. Series such as I Spy'tm', Clifford The Big Red Dog'r' and Hello Reader'r' continue to anchor the successful Cartwheel Books'r' imprint. The Scholastic Children's Dictionary is being published in the Summer of 1996 and will greatly enhance the reference line which already includes successful series such as First Discovery and Voyages of Discovery. The Blue Sky Press'r' and
Scholastic Press'r' imprints have attracted some of the best talents in children's publishing, including Eve Bunting, Leo and Diane Dillon, Virginia Hamilton, Barry Moser, Walter Dean Myers, Dav Pilkey, Cynthia Rylant, Mark Teague, Nancy Willard and Ed Young.

     CLASSROOM AND LIBRARY SALES

     Many elementary school teachers use paperback books in conjunction with basal textbooks to teach reading and other subjects. In addition to offering book clubs and book fairs, Scholastic serves this need by offering individual titles and collections of paperback books for classrooms and school libraries. In fiscal 1996, approximately two-thirds of the school districts in the United States ordered books and collections from the Company. The majority of the titles sold directly to school classrooms and libraries are the same as those offered through the Company's book clubs and book fairs.

     The purchase of individual titles and book collections are generally funded by school budgets. Classrooms and libraries may order directly through catalogs mailed to the schools and through the Company's school sales force. Processing and fulfillment of these orders are handled in the Jefferson City distribution center.

INSTRUCTIONAL PUBLISHING

     The Instructional Publishing group develops and distributes instructional materials (both supplemental and core-curriculum programs) directly to schools in addition to managing classroom and library sales of children's books through the Company's school sales force. Based on industry research, the Company believes that the K-6 market for instuctional material in such areas as language arts, math, science, social studies, health, etc. is in excess of $2.0 billion annually.

     Publishing for the K-6 market is being affected by a number of factors, including the shift toward skill-based instruction balanced with the philosophy of literature-based instruction (the teaching of reading and other subjects utilizing whole books such as trade or paperback books) and the increasing role of teachers in selecting materials for use in the classroom. Additionally, there is increasing flexibility in 'adoption' states, where state boards approve or 'list' instructional materials that local school boards, individual schools and teachers can purchase. In these states, the state boards are listing a greater number of instructional materials, thereby giving the local school boards, individual schools and teachers a wider range of instructional materials from which to select.

     The   Company  believes  that  these  changes  provide  an  opportunity  to substantially expand its presence in the instructional materials market. To capitalize on this opportunity, the Company's strategies are the following: publish multimedia programs which provide schools with innovative alternatives to programs offered by other publishers; concentrate its publishing in the K-6 grade market, which is the largest part of the market; focus its publishing in language arts and science where the Company has successful book and magazine publishing programs; use existing books and magazines from other Scholastic publishing groups; and cross-market its new programs to the more than one million teachers who currently participate in Scholastic's book clubs and use its magazines. To implement these strategies, the Company has expanded its marketing and editorial staff and is investing in training and expanding its school sales force.

     Pursuant to this strategy, the Company completed the publication of Scholastic Literacy Place'r' its K-6 reading program, and Solares'tm', a Spanish elementary reading program. The Company is pleased with the market reaction to Scholastic Literacy Place'r', especially in Florida and certain midwestern states. The program is also being submitted for adoption in California, the single largest adoption market, and several other states. The Company is confident the program meets the curriculum requirements for California and those other states.

     In fiscal 1996, the Company also completed a revision and update of its popular K-6 grade science program, Scholastic Science Place'r'. Sales of Scholastic Science Place in Kentucky, Alabama and other states were strong. The Company expects continued success in open terrritory states with the updated program as it plans the publication of the second edition of Scholastic Science Place.

     The Company expanded Wiggleworks'r', its standard-setting CD-ROM based beginning literacy program, to include a Windows'r' version, in addition to the popular Macintosh-based product. Also, a network version will be ready for shipment in fiscal 1997.

     The Early Childhood publishing division's, The Early Childhood Workshop'tm', a pre-kindergarten and kindergarten core-curriculum program, was successfully sold in Texas primarily in the Company's first quarter of fiscal 1996, garnering approximately two-thirds of the market. The total spending on prepublication costs relating to these core-curriculum programs in early childhood, reading, language arts, science, technology and math has been approximately $100.0 million from fiscal 1991 to fiscal 1996.

     In the fourth quarter of fiscal 1996, the Company recorded a charge for programs that did not meet market needs or are being deemphasized. This charge consisted of the unamortized prepublication and inventory costs of the Company's K-2 math program and several older supplemental instructional programs.

MAGAZINE PUBLISHING (9% OF REVENUES)

GENERAL

     Scholastic complements its school-based book publishing business with the publication of classroom magazines, which are used as supplementary educational materials, and professional magazines, directed at teachers and education professionals. Most of the Company's classroom and professional magazines carry the Scholastic name, which reinforces the Company's widely recognized educational reputation with students, teachers and school administrators. The Company's reputation for publishing quality magazines, maintaining an extensive magazine mailing list and having a large customer base of teachers helps generate customers for its book clubs and other Scholastic products as well as its magazines. At the same time, the Company uses its book club mailings to help secure additional circulation for its classroom and professional magazines. The Company also publishes two consumer magazines for small business and home office professionals and a magazine for parents of children in pre-K and Kindergarten classes.

CLASSROOM MAGAZINES

     The Company's 34 classroom magazines are designed to encourage students to read and to supplement the formal learning program by bringing subjects of current interest into the classroom. The subjects covered include English, reading, literature, math, science, current events, social studies and foreign languages. The most well known of the Company's U.S. magazines are Scholastic News'r' and Junior Scholastic'r'.

     The Company's classroom magazine circulation in the United States for fiscal 1996 was 7.1 million. Approximately two-thirds of the circulation is in the K-6 grades, with the balance in grades seven through twelve. In fiscal 1996, teachers in approximately 60% of the elementary schools and 70% of the high schools in the United States used the Company's classroom magazines.

     The various classroom magazines are distributed on a weekly, bi-weekly or monthly basis during the school year. A majority of circulation revenue is paid for by the schools and the remainder by students. Circulation revenue accounted for approximately two-thirds of the Company's classroom magazine revenues in fiscal 1996. Several of the magazines distributed in secondary schools carry advertising.

     The Company markets its classroom magazines largely by direct mail and telephone sales representatives. The Company maintains an extensive database of teachers and schools which it utilizes for promotional efforts. The order processing for classroom magazines is conducted at the Company's Jefferson City facility.

     Additionally, the Company develops and distributes customized marketing programs sponsored by major corporations, government agencies and other organizations which want to reach young people and educators. Customized programs may include single-sponsor magazines, posters, teaching guides, integrated teaching kits, educational videos and other promotional media. In fiscal 1996, the Company developed programs for the United States Department of Agriculture, Discover Card Services, Inc., Fuji Photo Film USA, NYNEX Corporation, the Michael Jordan Foundation, Paramount Pictures Inc. and AT&T.

PROFESSIONAL PUBLISHING AND EARLY CHILDHOOD PUBLISHING

     The Company publishes four magazines directed at teachers and educational professionals: Instructor'tm', Early Childhood Today'tm', Electronic Learning'r' and Scholastic Coach. Total circulation for these magazines in fiscal 1996 was in excess of 400,000. The magazines are distributed throughout the academic year. Subscriptions are solicited by direct mail to teachers and subscriptions are cross-marketed to teachers through the book clubs. The Company also publishes Scholastic Parent and Child 'r' magazine, which is directed at parents and distributed through schools and day care programs. Scholastic Parent and Child's circulation is approximately 1.0 million. The magazines carry outside advertising, advertising for the Company's other products and advertising for clients that sponsor customized programs. Sponsors include Microsoft Corp., Apple Computer, Viacom International Inc., General Mills, Inc., Disney and the Chrysler Corporation. In fiscal 1996, advertising revenue represented the majority of the professional publishing and early childhood magazine revenues.

     The professional publishing division also publishes professional books and continuity programs consisting of instructional materials designed for and generally purchased by teachers. Professional books are marketed through Scholastic book clubs, catalogs, direct mail solicitations and by the Company's trade sales force to teacher stores and book stores. The early childhood division also publishes children's books and a pre-K and kindergarten curriculum program, The Early Childhood Workshop. In fiscal 1996, sales of The Early Childhood Workshop represented approximately two-thirds of the market share in the Texas state adoption, producing revenues of approximately $20.0 million. Revenues from these items are included in domestic book publishing revenues.

SCHOLASTIC SOHO GROUP

     In 1983, the Company introduced a national consumer magazine, now called Home Office Computing'r'. In its 13th year, Home Office Computing is a leading magazine for technology reliant home office professionals. In recognition of the magazine's rapidly expanding franchise as the leading publisher for the small office and home office ('SOHO') market, the Company reorganized this business as the SOHO group. In fiscal 1996, the group launched a sister publication entitled Small Business Computing'tm'. This new offering, combined with the growth of custom publishing, is expected to result in higher revenues for the SOHO group in fiscal 1997. With combined circulation of 560,000, both magazines attract companies such as America Online, Epson, IBM, Microsoft Corp. and Hewlett Packard, among others, as its principal advertisers. In fiscal 1996, the SOHO group carried 890 pages of advertising. The group also provides specialized newsletters and books. It also has a presence on America Online and the World Wide Web and sells sponsorships for both sites.

VIDEO AND NEW MEDIA (4% OF REVENUES)

FILMED ENTERTAINMENT AND MARKETING AND CONSUMER PRODUCTS

     Scholastic Productions, Inc. ('SPI'), a wholly-owned subsidiary of the Company, extends the Company's franchises worldwide by developing and producing quality children's programming for distribution in multimedia formats. In addition, SPI licenses and develops products originated by third parties. SPI orchestrates consumer marketing campaigns and manages the licensing of consumer products and promotions for each franchise. SPI is also responsible for the selection of video cassettes sold through the book clubs and for sales of books and other products through non-traditional channels.

     In fiscal 1996, the SPI-produced The Magic School Bus'tm' ('MSB') television series aired its second season on PBS and completed production of an additional 13 episodes for the third season. Thirteen additional episodes will be produced in fiscal 1997, bringing the series total to 52. The series will air daily in fall 1996. MSB, which has won numerous awards including an Emmy for Lily Tomlin, is the most popular series for school-aged children on PBS. In November 1995, SPI launched the Traveling Magic School Bus, an actual recreation of the bus from the book and animated series, which through April 1996 has traveled around the country visiting over 50 schools, libraries, retail stores and book fairs, reaching nearly 250,000 fans. In addition to the continuation of the domestic marketing and consumer products program for MSB, SPI initiated an international licensing program during fiscal 1996 in conjunction with independent licensing agents in the United Kingdom, Italy, Germany and France. The series' television rights have been licensed in all major international territories by Nelvana Ltd., Scholastic's international distributor. Warner Home Video successfully continued to release the episodes of the first two seasons domestically on video cassette. SPI co-produced its third and fourth in a series of MSB CD-ROM's with Microsoft Corporation on Oceans and Geology. All MSB CD-ROM's are in the top 20 best-selling titles for children.

     In October 1995, the SPI-produced Goosebumps'r' TV series premiered with a one-hour special on the Fox Children's Network ('FCN'). The first 13 episodes of Goosebumps aired this fiscal year and was rated the #1 children's series on television. The inaugural video cassette released by Fox Home Video in March 1996, the premiere one-hour prime time special, 'The Haunted Mask', was on the list of top-selling videos when initially released. An additional 17 episodes and four one hour specials have been ordered by FCN; two of the specials aired in fiscal 1996, with the balance to air during the 1996/1997 broadcast year. The success of the TV series has helped launch a very successful Goosebumps marketing and consumer products program. There are currently 33 Goosebumps licensees producing over 1,000 different products. In addition, during fiscal 1996, SPI was able to secure major domestic promotional campaigns with General Mills and Kraft. Major domestic consumer promotions planned for fiscal 1997 include four divisions of PepsiCo (Taco Bell, Frito Lay, Pepsi and Pizza Hut), as well as the Hershey Corporation. Saban International, on behalf of FCN, is currently licensing Goosebumps TV rights internationally. During fiscal 1997, Goosebumps marketing and consumer products programs will launch internationally in Australia, New Zealand, the United Kingdom, Germany and Canada. The first Goosebumps CD-ROM is expected to be released by DreamWorks SKG, in conjunction with their partner Microsoft Corporation, during fiscal 1997.

     Other Scholastic franchises in development for potential multimedia exploitation include Animorphs'tm', one of the Company's new children's book series. SPI also has a variety of original children's and family oriented projects in development as the basis of future programming opportunities.

     During fiscal 1996, SPI-produced properties, including The Magic School Bus and Goosebumps TV series episodes, as well as the feature films Indian in the Cupboard and The Baby-sitters Club, generated strong video cassette sales through Scholastic's Book Clubs. Book sales through non-traditional channels increased as a result of strong merchandising placement for the Company's franchises in retail accounts as well as promotional premium book opportunities working cooperatively with SPI's marketing group. These book revenues are included in domestic book publishing revenues.

TECHNOLOGY AND NEW MEDIA

     In fiscal 1994, the Company created a technology and new media division. The mission of this division is threefold: (1) publish and sell educational software and multimedia products to schools and homes; (2) support other Scholastic divisions' technology efforts (including the creation and integration of technology components into the Instructional Publishing group's core-curriculum materials); and (3) explore and develop opportunities in telecommunications and interactive networks, including the Scholastic Network'tm', which is available to educators via America Online and the Internet, as well as Internet-based applications for delivery of Scholastic products and services.

     The Company has published educational computer software since 1982, which is sold to schools by sales representatives, catalog and other direct marketing methods and educational distributors serving the school market. The Company also sells consumer software through book clubs and, since 1991, has also sold software through a classroom software club modeled after its classroom book clubs. In fiscal 1997, the Company will launch a second software club aimed at younger children. The Company acquires software for distribution in all of these channels through a combination of licensing, internal development, contracting with independent software developers and third-party distribution arrangements.

     In fiscal 1994, the Company launched, through a special arrangement with America Online, the Scholastic Network'tm', the first online service developed especially for educators and students. It offers compelling in-class experiences for the kindergarten through twelfth grade market and will be available on the Internet in fiscal 1997. Also in fiscal 1994, the Company initiated a corporate presence on the Internet with a home page on the World Wide Web. Scholastic.com provides users of the World Wide Web with an overview of the Company's activities, resource libraries for educators, an education store and special programming tied to Scholastic Network's content. In fiscal 1997, the Scholastic Network'tm' will be part of Scholastic.com as a paid service.

     Scholastic increased its video presence with the acquisition in fiscal 1996 of Weston Woods Studios, Inc., a producer of award-winning videos of animated versions of children's books.

     Revenues from video and new media group in the aggregate have historically been less than 5% of the Company's revenues and profitability has been marginal. The Scholastic Network'tm' has generated a loss since its launch in fiscal 1994.

INTERNATIONAL (16% OF REVENUES)

     Scholastic conducts its international operations through six wholly-owned subsidiaries located in Canada, Australia, the United Kingdom, New Zealand, France and Mexico. The operations in France and Mexico are tests of school-based distribution in these countries while the Company's other subsidiaries publish and distribute children's books, magazines, supplementary text products and educational software. In fiscal 1996, approximately 80% of international revenues were derived from the sale of children's books.

     The Company markets its products internationally in the same manner as in the United States and, therefore, markets primarily to schools through book clubs and book fairs. Although book clubs account for the largest share of international revenues, book fairs and the trade market have grown rapidly in recent years.

     Each subsidiary is responsible for its own editorial, production, sales and fulfillment operations. The Canadian subsidiary distributes a substantial percentage of United States originated Scholastic books, whereas the United Kingdom subsidiary distributes very few. Scholastic products that were originated in the United States account for approximately 40% of Australia's and New Zealand's lines of children's books.

     In fiscal 1996, the Company acquired School Book Fairs Ltd. ('School Book Fairs'), the United Kingdom subsidiary of Pages Inc. The Company is in the process of integrating School Book Fairs with its own school book fair business, Scholastic Book Fairs, to form a single operating unit while continuing to market the two separate and competitive book fair brands.

     In fiscal 1994, the Company purchased the United Kingdom based Mary Glasgow Publications, a publisher of foreign language and English language reading magazines which are distributed throughout Europe and North America. Scholastic's domestic classroom magazine division distributes these foreign language magazines in the United States and Scholastic's Canadian subsidiary markets these in Canada.

COMPETITION

     The domestic market for educational materials is highly competitive. Competition is based on the quality and range of educational materials made available, price, promotion and customer service. There are many competitors in the domestic educational materials market, including one other national school book club operator, two other national school book fair operators (together with smaller regional operators, including local bookstores), numerous other paperback book, textbook and supplementary text publishers, national publishers of classroom, professional and personal computer magazines with substantial circulation, producers of programming, and publishers of computer software. Competition may increase further to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new educational materials that compete directly with the educational materials distributed by the Company.

     The Company also has numerous competitors in each of the foreign countries in which it conducts business.

EMPLOYEES

     As of May 31, 1996, Scholastic employed approximately 3,800 persons in full-time jobs and 650 in hourly or part-time jobs in the United States and approximately 1,000 persons in its international subsidiaries. The number of part-time employees fluctuates during the year because the Company's business is closely correlated with the school year. The Company believes that its relations with employees are good.

COPYRIGHT AND TRADEMARKS

     The name 'Scholastic' is a registered trademark in the United States and in countries where the Company has international subsidiaries. The Company has also registered in the United States the names of each of its major domestic book clubs, the titles of its major magazines and the names of all of its core-curriculum programs. The Company's international subsidiaries have also registered some names of their respective book clubs and magazines. Although individual book titles are not subject to trademark protection, the Company has registered the names of certain series, such as The Baby-sitters Club'r' and The Magic School Bus'r'.

     All of the Company's publications, including books, magazines and software, are subject to copyright protection. Copyright and trademark infringement is vigorously defended by the Company and, as necessary, outside counsel may be retained to assist in such protection.

ITEM 2. PROPERTIES

     The principal facilities of the Company are as follows:

- - ------------------------------------------------------------------------------------------------------------------
             LOCATION                                USE                         SIZE             OWNED/LEASED
UNITED STATES

New York, New York                   Offices                                 418,924 sq. ft.         Leased

Jefferson City, Missouri             Office and warehouses                 1,257,262 sq. ft.          Owned

Des Plaines, Illinois                Warehouse                               127,800 sq. ft.         Leased

Anaheim, California                  Office and warehouse                     64,570 sq. ft.         Leased

Monroe, Connecticut                  Office and warehouse                     50,000 sq. ft.         Leased

Lake Mary, Florida                   Office and warehouse                     45,000 sq. ft.          Owned
                                     Land only                                     4.2 acres          Owned

Longwood, Florida                    Office and warehouse                     42,000 sq. ft.          Owned

Elk Grove, Illinois                  Office and warehouse                     39,416 sq. ft.         Leased

Lyndhurst, New Jersey                Accounting and information               30,510 sq. ft.         Leased
                                     processing center

Boone County, Missouri               Office and warehouse                     15,000 sq. ft.          Owned

San Diego, California                Office and warehouse                     10,104 sq. ft.         Leased

Tempe, Arizona                       Office and warehouse                      8,584 sq. ft.         Leased

Norwalk, Connecticut                 Warehouse                                 6,385 sq. ft.         Leased

Weston, Connecticut                  Office                                    5,882 sq. ft.          Owned

Bartlett, Tennessee                  Office and warehouse                      5,550 sq. ft.         Leased

INTERNATIONAL

Gosford, N.S.W., Australia           Office and warehouses                   119,007 sq. ft.          Owned
                                     Land only                                      10 acres          Owned

Victoria, Australia                  Land and residence                             24 acres          Owned

Somersby, N.S.W., Australia          Land only                                      17 acres          Owned

Lindfield, Australia                 Office                                   12,411 sq. ft.         Leased

Richmond Hill, Ontario,
  Canada                             Office and warehouse                     85,364 sq. ft.          Owned
                                     Office and warehouse                    108,302 sq. ft.         Leased
                                     Land only                                       5 acres          Owned

Southam, England                     Office and warehouse                     51,500 sq. ft.          Owned
                                     Warehouse                                48,851 sq. ft.         Leased

Christchurch, England                Office and Warehouse                     33,792 sq. ft.         Leased

Leamington Spa, England              Office                                   23,358 sq. ft.         Leased

London, England                      Office                                    9,230 sq. ft.         Leased

Sussex, England                      Warehouse                                 7,420 sq. ft.         Leased

Somerset, England                    Warehouse                                 6,630 sq. ft.         Leased

Paris, France                        Warehouse                                 4,779 sq. ft.         Leased

Mexico City, Mexico                  Office and warehouse                      6,466 sq. ft.         Leased

Auckland, New Zealand                Office and warehouse                     39,197 sq. ft.         Leased

     In addition to the facilities listed, the Company's book fairs lease various regional warehouse locations in the United States comprising 715,314 square feet in total. The Company also owns or leases other smaller facilities and property in the United States, Canada, Australia, the United Kingdom, New Zealand and France. Management believes that these facilities are adequate and suitable for the Company's current needs.

     See Note 5 -- 'Commitments' in the Notes to Consolidated Financial Statements for information concerning the Company's obligations under all leases.

ITEM 3. LEGAL PROCEEDINGS

     A number of lawsuits and administrative proceedings which have arisen in the ordinary course of business are pending or threatened against the Company. The Company believes there are meritorious defenses to substantially all such claims.

     From time to time the Company is involved in proceedings with states seeking to collect sales and use taxes, for which the Company accrues a reserve it believes to be adequate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended May 31, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market'r' system under the symbol SCHL. Class A Stock is convertible into Common Stock on a share-for-share basis. The table below sets forth, for the periods indicated, the quarterly and one year high and low selling prices on the Nasdaq'r'-Nasdaq National Market'r' system for the Company's Common Stock.

                                                                                   YEAR ENDED MAY 31,
                                                             ---------------------------------------------------------------
                                                                         1996                              1995
                                                             -----------------------------     -----------------------------
                                                                 HIGH             LOW              HIGH             LOW
                                                             ------------     ------------     ------------     ------------

First Quarter.............................................   66 3/4            52 1/4           46 1/2           35 1/2

Second Quarter............................................   71                58 3/4           50               45

Third Quarter.............................................   78 3/4            65 3/4           53 3/4           45 3/4

Fourth Quarter............................................   73 3/4            60               57               49 3/4

Year......................................................   78 3/4            52 1/4           57               35 1/2

     The Company has not paid any dividends since its initial public offering and has no current plans to pay any dividends on its Common Stock and Class A Stock. In addition, certain of the Company's credit facilities restrict payments of dividends. See Note 4 of the Notes to Consolidated Financial Statements.

     The approximate number of holders of Class A and Common Stock as of June 30, 1996 were 3 and 6,000, respectively.

     On August 18, 1995, the Company sold $110.0 million of 5.0% Convertible Subordinated Debentures due August 15, 2005 (the 'Debentures') under Regulation S and Rule 144A of the Securities Act of 1933. The Debentures are listed on the Luxembourg Stock Exchange and the Debentures offered pursuant to Rule 144A are designated for trading in the Portal system of the National Association of Securities Dealers, Inc. See Note 4 of the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

Years ended May 31 (Amounts in thousands except per share data)

- - ----------------------------------------------------------------------------------------------------------------
                                                         1996        1995         1994        1993        1992
STATEMENT OF INCOME DATA:
     Total revenues.................................   $928,599    $749,891     $631,590    $552,277    $489,345
     Cost of goods sold.............................    466,030     355,968      297,069     265,675     236,032
     Selling, general and administrative expenses...    367,376     316,263      271,354     231,736     203,903
     Other operating costs:
          Goodwill, Trademarks, and License
            amortization and depreciation...........     13,054      10,010        7,603       5,808       6,134
          Impairment of assets......................     24,304(1)       --           --          --          --
          Other charges.............................         --          --           --          --      10,291(2)
     Operating income...............................     57,835      67,650       55,564      49,058      32,985
     Interest expense, net..........................     11,170       5,395        2,856       2,259      11,408
     Net income.....................................     31,897(3)   38,578       24,794(4)   28,104      12,953
     Net income per share -- fully diluted..........      $1.97(3)    $2.37        $1.53(4)    $1.75       $1.05
     Weighted average shares outstanding -- fully
       diluted......................................     17,341      16,286       16,155      16,430      13,329

BALANCE SHEET DATA (END OF YEAR):
     Working capital................................   $177,082    $136,775     $100,297    $ 62,997    $ 64,513
     Total assets...................................    673,166     505,864      390,040     263,191     226,043
     Long-term debt.................................    186,810      91,518       39,605       3,261      23,387
     Stockholders' equity...........................    288,647     250,213      205,832     153,493     111,707

(1) Fiscal 1996 includes a non-cash charge relating to the impairment of certain assets of $24,304. A significant portion of this charge was determined in connection with the Company's early adoption of Statement of Financial Accounting Standards No. 121, which requires an evaluation of the realization of long-lived asset carrying values. This charge consists of the unamortized prepublication ($10,809) and inventory ($13,495) costs of the Company's K-2 math program, several older supplemental instructional publishing programs and other selected titles. The fully diluted impact of the charge is $0.88 per share.

(2) Fiscal 1992 includes a provision for nonrecurring relocation charges of $4,100 relating to the consolidation of the Company's New York staff and includes a provision for a nonrecurring charge of $6,191, relating to the restructuring of the Company's financial commitment for theatrical motion picture productions. The combined fully diluted impact of these provisions is $0.46 per share.

(3) Fiscal 1996 net income and net income per share-fully diluted excluding the $24,304 non-cash charge would have been $46,801 and $2.85, respectively.

(4) Fiscal 1994 includes a provision for a nonrecurring charge of $8,135 (net of tax) with a fully diluted impact of $0.51 per share relating to the cumulative effect of changes in accounting principles due to the adoption of financial accounting standards on postretirement benefits (other than pensions), postemployment benefits and income taxes. Also included is a $1,305 tax benefit to reflect the effect on net deferred income taxes resulting from the increase in the federal tax rate from 34% to 35%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes and Selected Financial Data.

FISCAL 1996 COMPARED TO FISCAL 1995

     Fiscal 1996 revenues increased approximately 24% from $749.9 million in fiscal 1995 to $928.6 million in fiscal 1996.

     Domestic book publishing revenues accounted for a majority of the Company's revenues in both fiscal 1996 and fiscal 1995. Domestic book publishing revenues increased 27% from $516.8 million in fiscal 1995 to $657.5 million in fiscal 1996. Book clubs (including continuity programs) accounted for 43% of domestic book publishing sales in fiscal 1996. Book club revenues increased approximately 12% over fiscal 1995 primarily as a result of the growth and expansion of the book club continuity programs and the purchase of Trumpet book clubs. The trade or retail based distribution channel accounted for 21% of domestic book publishing sales in fiscal 1996. It led the increase in domestic book publishing by recording more than 60% growth in fiscal 1996 over fiscal 1995. This growth reflects the continued success of the Company's series publishing, particularly the Goosebumps book series. Book fairs accounted for approximately 19% of domestic book publishing sales in fiscal 1996 and generated sales growth in excess of 20%, as a result of an increased number of fairs held and an increase in the average revenue generated per fair. Also included in domestic book publishing revenues are sales of instructional materials to schools. Instructional publishing sales accounted for approximately 13% of domestic book publishing revenues in fiscal 1996 and experienced a growth of 56% due largely to the success of the Early Childhood Workshop sales recorded in the first quarter of fiscal 1996 relating to the Texas adoption.

     Domestic magazine publishing revenue decreased 3% from $84.0 million in fiscal 1995 to $81.6 million in fiscal 1996. Domestic magazine publishing revenues are comprised primarily of advertising revenues and circulation revenues. A decrease in circulation revenues of $1.9 million from fiscal 1995 contributed to the majority of the decrease in domestic magazine publishing revenue. The Company's SOHO group accounted for 25% of total domestic magazine publishing revenues and had an increase of 16% from fiscal 1995 as a result of increased advertising and custom publishing revenues.

     Domestic video and new media revenues more than doubled from $19.5 million in fiscal 1995 to $39.8 million in fiscal 1996. This revenue growth was led by Scholastic Productions, Inc., due in a large part to the increase in television programming, merchandising and licensing revenue of $13.8 million from fiscal 1995. The success of the Goosebumps and Magic School Bus television series were major contributors to this increase.

     International revenues grew by 16% in U.S. dollars from $129.5 million in fiscal 1995 to $149.7 million in fiscal 1996. Sales increases in Canada, the United Kingdom and Australia were fueled by strong trade sales. The United Kingdom also showed an increase in book fair sales, in part due to the March 1996 acquisition of School Book Fairs Ltd.

     Cost of goods sold increased 31% from $356.0 million in fiscal 1995 to $466.0 million in fiscal 1996. Cost of goods sold as a percentage of revenues increased from 47.5% in fiscal 1995 to 50% in fiscal 1996 primarily due to the Company's sales mix, specifically the impact of trade sales growth, which has a higher cost of sales than the Company's other channels. The major components of cost of goods sold and their respective approximate percentage of total cost of goods sold in fiscal 1996 were as follows: printing and binding (27%), paper (19%), royalty expense (12%) and editorial expense (10%). The balance of cost of goods sold includes amortization of prepublication costs, shipping and labor, delivery charges and other manufacturing costs.

     Selling, general and administrative expenses increased by 16%, from $316.3 million in fiscal 1995 to $367.4 million in fiscal 1996, due to volume increases in trade and increased costs associated with the launch of Scholastic Literacy Place. Selling, general and administrative expenses decreased as a percentage of revenues due to sales mix, specifically the impact of trade sales growth, which has lower selling, general and administrative expenses than the Company's other channels (42% in fiscal 1995 and 40% in fiscal 1996). Marketing and promotion costs, which include the costs of catalogs, direct mail, book club kits, book club credits and advertising, constituted approximately 57% of selling, general and administrative expenses in fiscal 1996 compared to 58% in fiscal 1995. The balance of selling, general and administrative expenses is comprised of facility-related costs, office equipment rentals, salary and salary related expenses.

     Other operating costs increased from $10.0 million in fiscal 1995 to $37.4 million in fiscal 1996. In the fourth quarter of fiscal 1996, the Company incurred a non-cash charge related to the impairment of certain assets of $24.3 million. A significant portion of this charge was determined in connection with the Company's early adoption of Statement of Financial Accounting Standards No. 121 (SFAS 121), 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of'. The charge consists of the unamortized prepublication ($10.8 million) and inventory ($13.5 million) costs of the Company's K-2 math program, several older supplemental instructional publishing programs and other selected titles.

     Operating income, excluding the fourth quarter charge of $24.3 million, increased 21% from $67.7 million in fiscal 1995 to $82.1 million in fiscal 1996. Operating income (excluding the charge) as a percentage of sales has remained stable at approximately 9.0%. Operating income and profit margins for the Company's international operations increased in fiscal 1996 compared to fiscal 1995 due to growth in the Australian, United Kingdom and Canadian subsidiaries' businesses.

     Net interest expense increased from $5.4 million in fiscal 1995 to $11.2 million in fiscal 1996. This increase was attributable to higher debt levels in part resulting from the August 18, 1995, issuance of $110.0 million of the Debentures. During fiscal 1996 higher debt levels were necessary to fund working capital growth arising from increased sales and changes in mix of sales. Higher debt levels also helped fund various business acquisitions in fiscal 1996 which totalled $32.1 million.

     Earnings before provision for income taxes decreased 25% from $62.3 million in fiscal 1995 to $46.7 million in fiscal 1996. Excluding the $24.3 million charge, earnings would have increased approximately 14% from $62.3 million in fiscal 1995 to $71.0 million in fiscal 1996.

     Income tax expense decreased from $23.7 million in fiscal 1995 to $14.8 million in fiscal 1996. In fiscal 1996 and 1995, the Company's effective tax rates were 31.6% and 38.0% of earnings before taxes, respectively. The decrease in the effective tax rate is primarily due to the tax benefit realized from charitable contributions, as well as the Company's utilization of foreign tax credit carryforwards in fiscal 1996.

     Net income decreased from $38.6 million in fiscal 1995 to $31.9 million in fiscal 1996. The primary and fully diluted net income per Class A, Common and Class A Share and Common Share Equivalents was $1.97 in each case in fiscal 1996 and $2.38 and $2.37, respectively, in fiscal 1995.

     Excluding the effect of the fourth quarter charge relating to the impairment of assets, fiscal 1996 net income and fully diluted earnings per share would have been $46.8 million and $2.85, respectively.

FISCAL 1995 COMPARED TO FISCAL 1994

     Revenues  for  fiscal   1995  totaled  $749.9   million,  an  increase   of
approximately 19% compared to fiscal 1994 revenues of $631.6 million.

     Domestic book publishing revenues accounted for a majority of the Company's revenues in both fiscal 1995 and 1994 and increased 21% from $428.3 million in fiscal 1994 to $516.8 million in fiscal 1995. The increase in domestic book publishing revenues resulted from double digit increases in book club, trade and book fair revenues. The Company experienced increased volume in all of its distribution channels for childrens books. Inflation-related price increases also contributed, to a lesser extent, to the revenue increases. Book clubs accounted for 49% of domestic book publishing sales. Growth in book clubs resulted from additional teachers sponsoring Scholastic book clubs, the expansion of book club continuity programs and, to a lesser degree, because of inflation-related price increases and the selection by children of higher priced items. Book fairs, the Company's second largest distribution channel, generated sales growth in excess of 20% as a result of an increased number of fairs held and an increase in the average revenue generated on a per fair basis. The trade or retail based distribution channel recorded more than a 60% growth, primarily due to the success of the Goosebumps book series. In addition, domestic book publishing revenues include the sales of instructional materials to schools. Instructional publishing revenues remained virtually unchanged from fiscal 1994.

     Domestic magazine publishing revenues totaled $84.0 million in fiscal 1995 and were 15% greater than fiscal 1994 revenues of $73.0 million. Domestic magazine publishing revenues are comprised primarily of advertising revenues and circulation revenues. Advertising revenues increased 35% from fiscal 1994 to $37.3 million in fiscal 1995. Circulation revenues remained virtually unchanged from fiscal 1994. A substantial portion of the domestic magazine revenue growth came from the Company's Home Office Computing magazine which experienced a 35% revenue increase, in addition to the launch of the national 'Reading Together' program created by the Company and sponsored by the Chrysler Corporation.

     Domestic video and new media revenues increased 8% from fiscal 1994 to $19.5 million in fiscal 1995.

     International revenues grew by 15% in U.S. dollars from $112.3 million in fiscal 1994 to $129.5 million in fiscal 1995. This revenue growth was led by sales increases in Canada with strong trade sales in each of the other subsidiaries combined with favorable currency translation.

     Cost of goods sold increased 20% from $297.1 million in fiscal 1994 to $356.0 million in fiscal 1995. Cost of goods sold as a percentage of revenues increased slightly from 47% in fiscal 1994 to 47.5% in fiscal 1995 primarily due to sales mix, specifically the impact of trade sales growth, which has a higher cost of sales than the Company's other channels. The major components of cost of goods sold and their respective approximate percentage of total cost of goods sold in fiscal 1995 were as follows: printing and binding (30%), paper (18%), royalty expense (11%), and editorial expenses (12%). The balance of cost of goods sold includes amortization of prepublication costs, shipping and labor, delivery charges, and other miscellaneous manufacturing costs. As a percentage of total cost of goods sold, each of these components did not change significantly from fiscal 1994.

     Selling, general and administrative expenses increased by 17%, from $271.4 million in fiscal 1994 to $316.3 million in fiscal 1995 due to volume increases in book clubs and trade and increased costs associated with the continued expansion of the Company's instructional publishing business. Selling, general and administrative expenses decreased as a percentage of revenues due to sales mix (43% in fiscal 1994 and 42% in fiscal 1995). Marketing and promotion costs, which include the costs of catalogs, direct mail, book club kits, book club credits, and advertising, constituted approximately 58% of selling, general and administrative expenses in both fiscal 1995 and in fiscal 1994. The balance of selling, general and administrative expenses is comprised of facility-related costs, office equipment rentals, salary, and salary-related expenses.

     Other operating costs increased from $7.6 million in fiscal 1994 to $10.0 million in fiscal 1995. Other operating costs include the amortization of intangible assets and depreciation.

     Operating income increased 22% from $55.6 million in fiscal 1994 to $67.7 million in fiscal 1995. Operating income of the Company's domestic operations improved in fiscal 1995 compared to fiscal 1994. Operating income profit margins of domestic operations also improved reflecting significant growth in book publishing margins and improvements in magazine publishing margins which more than offset the increase in costs related to the instructional publishing expansion. Operating income and profit margins for the Company's international operations increased in fiscal 1995 compared to fiscal 1994 due to growth in the Canadian subsidiary's businesses.

     Net interest expense increased from $2.9 million in fiscal 1994 to $5.4 million in fiscal 1995. This increase was mostly attributable to higher debt levels during fiscal 1995, which resulted from additional funding provided for prepublication costs, capital expenditures, additional working capital to support sales growth and, to a lesser extent, an increase in rates.

     Earnings before provision for income taxes and the cumulative effect of accounting changes increased 18% from $52.7 million in fiscal 1994 to $62.3 million in fiscal 1995.

     Income tax expense increased from $19.8 million in fiscal 1994 to $23.7 million in fiscal 1995. Income tax expense for fiscal 1994 included a $1.3 million tax benefit to reflect the effect on net deferred income taxes resulting from the increase in the federal tax rate from 34% to 35%. In fiscal

1995 and fiscal 1994, the Company's effective tax rates were 38.0% and 37.5% of earnings before taxes, excluding the cumulative effect of accounting changes, respectively.

     Earnings before cumulative effect of accounting changes increased from $32.9 million in fiscal 1994 to $38.6 million in fiscal 1995. The primary and fully diluted net income per Class A, Common, and Class A Share and Common Share Equivalents (excluding cumulative effects of accounting changes) was $2.38 and $2.37, respectively, and $2.04 in each case in fiscal 1994. During the first quarter of fiscal 1994, the Company adopted financial accounting standards on postretirement benefits (other than pensions), postemployment benefits and income taxes. The cumulative effect of these accounting changes resulted in a nonrecurring charge of $8.1 million, net of tax. Including the cumulative effect of accounting changes previously mentioned, net income for fiscal 1994 was $24.8 million, or $1.53 per share.

SEASONALITY

     The Company's book clubs, book fairs and most of its magazines operate on a school-year basis, and the Company's business is, therefore, highly seasonal. As a consequence, the Company's revenues in the first quarter of the fiscal year are lower than its revenues in the following fiscal quarters, and the Company experiences a substantial loss from operations in that quarter. Typically, book club and book fair revenues are proportionately greatest in the second quarter of the fiscal year. See Supplementary Financial Information in Item 8.

     In the months of June, July and August, the Company experiences negative cash flow due to the seasonality of the business. Historically, seasonal borrowings increase during June, July and August, and generally peak in September each year as a result of the Company's business cycle. Seasonal reductions in debt levels in fiscal 1996 were more than offset by increases in debt to fund (i) higher working capital levels resulting from revenue growth and changes in business mix and (ii) business acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents remained virtually unchanged for fiscal years 1996, 1995 and 1994. In each of these fiscal years, the net cash used in investing activities was funded from cash provided by financing and operating activities.

     Net cash provided by operating activities in fiscal 1996, 1995 and 1994 was $50.6 million, $28.5 million and $37.6 million, respectively. In each of these fiscal years net cash provided by operating activities was derived from the net income of the Company adjusted for the addback of non-cash charges offset by the effect of increased working capital requirements resulting from both the Company's higher revenue base and a change in business mix toward receivable-based sales channels.

     Cash outflows for investing activities were $154.4 million, $95.0 million and $93.7 million for fiscal 1996, 1995 and 1994, respectively. Investing activities primarily consist of prepublication and production cost expenditures, business and trademark acquisition-related payments and payments for capital expenditures and royalty advances. Prepublication cost expenditures in fiscal 1996 were $54.9 million, an increase of $9.6 million from $45.3 million in fiscal 1995. The majority of this increase relates to the Company's expansion of its instructional publishing activities through investing in the development of a literacy program, expansion of the Company's science program and investment in technology-related products. In fiscal 1997, the Company estimates that total prepublication cost expenditures will approximate $43.0 million. Business and trademark acquisition-related payments increased significantly in fiscal 1996. Acquisition related expenditures of $32.1 million are primarily due to the Company's acquisition of the assets of Trumpet Book Clubs, Inc., on January 23, 1996, the Company's acquisition of School Book Fairs Ltd., on March 6, 1996 and the April 29, 1996 acquisition of all of the outstanding stock of Weston Woods Studios, Inc. The Company's capital expenditures totalled $30.4 million in fiscal 1996, $21.7 million in fiscal 1995 and $41.5 million in fiscal 1994. The $8.7 million increase from fiscal 1995 to fiscal 1996 resulted primarily from the Company's continued expansion of warehouse facilities and leasehold improvements incurred as the Company continues to consolidate its corporate headquarters in New York City. The $19.8 million decrease from fiscal 1994 to fiscal 1995 was primarily due to the absence of construction costs incurred in fiscal 1994 to complete the new corporate headquarters. The Company estimates that its capital expenditures will increase approximately $12.0 million to approximately $42.0 million in fiscal 1997, primarily due to the expansion of its corporate headquarters. Payments for royalty advances increased $5.5 million in fiscal 1996 as a result of the Company entering into more multi-book agreements and paying generally higher advances in order to remain competitive in the children's book club and trade publishing industry. The Company expects further increases in author advances as it extends its series publishing strategy combined with the renewal of existing series. Preproduction cost expenditures increased significantly from fiscal 1995. The $11.3 million increase resulted primarily from the Company's development of The Magic School Bus'r' and Goosebumps'r' television series.

     Increases in investing activities were funded by cash flows from operations and through borrowings under the loan agreement, which the Company and Scholastic Inc., as joint and several borrowers, entered into on May 27, 1992, and which was last amended on May 1, 1996 (the 'Loan Agreement') and under the revolving loan agreement, which the Company and Scholastic Inc., entered into on June 19, 1995 with Sun Bank, National Association (the 'Revolver') and which was last amended on August 14, 1996 to increase the maximum borrowing availability by $15.0 million to $35.0 million. Both the Loan Agreement and the Revolver expire May 31, 2000. On August 18, 1995 the Company sold $110.0 million of the Debentures which bear interest at 5.0% and mature on August 15, 2005. The funds received in connection with the issuance of the Debentures have also been a primary source of the Company's liquidity. See Note 4 of the Notes to Consolidated Financial Statements for additional information on the Loan Agreement, the Revolver and the Debentures.

     In fiscal 1996, 1995 and 1994, net cash provided by financing activities was $104.2 million, $66.2 million and $56.1 million, respectively. Financing activities consisted of borrowings and paydowns under the Loan Agreement and the Revolver, the sale of the Debentures and borrowings and paydowns on lines of credit, which resulted from overdraft agreements between the international subsidiaries and various banks.

     In fiscal 1996, 1995 and 1994, options to purchase a total of 165,579, 185,180 and 119,700 shares of Common Stock were exercised at aggregated exercise prices of $2.1 million, $2.6 million and $1.0 million, respectively. The exercise of options in fiscal 1996, 1995 and 1994 reduced current taxes payable by $3.0 million, $10.0 million and $16.4 million, respectively.

     The Company believes its existing cash position, combined with funds generated from operations and funds available under the Loan Agreement and the Revolver, will be sufficient to finance its on-going working capital requirements for the next fiscal year.

FORWARD LOOKING STATEMENTS

     This 10-K includes certain forward looking statements. Such forward looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including (i) the Company's ability to produce successful educational products
(ii) the effect on the Company of volatility in the price of paper and periodic increases in postage rates, (iii) the Company's ability to manage seasonality,
(iv)  the Company's ability to maintain  relationships with its creative talent,
(v) significant changes in the publishing industry, especially relating to the distribution and sale of books, (vi) competition in the publishing industry from other educational publishers, and media and entertainment companies and (vii) the general risks attendant to the conduct of business in foreign countries.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                        PAGE(S)
                                                                                        --------

Consolidated Statement of Income for the three years ended May 31, 1996, 1995 and
  1994...............................................................................      21

Consolidated Balance Sheet at May 31, 1996 and 1995..................................    22-23

Consolidated Statement of Changes in Stockholders' Equity for the three years ended
  May 31, 1996, 1995 and 1994                                                              24

Consolidated Statement of Cash Flows for the three years ended May 31, 1996, 1995 and
  1994...............................................................................      25

Notes to Consolidated Financial Statements...........................................    26-34

Report of Independent Auditors.......................................................      35

Supplementary Financial Information -- Summary of Quarterly Results of Operations
  (unaudited)........................................................................      36

     The following consolidated financial statement schedule of Scholastic Corporation is included in Item 14(d):

                                                                                           PAGE
                                                                                           -----

Schedule II   -- Valuation and Qualifying Accounts and Reserves.........................    S-1

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

                       This page left blank intentionally

CONSOLIDATED STATEMENT OF INCOME
Years ended May 31, 1996, 1995 and 1994
(Amounts in thousands except shares and per share data)

- - ---------------------------------------------------------------------------------------------------------------
                                                                               1996         1995         1994
Revenues.................................................................    $928,599     $749,891     $631,590
Operational costs and expenses:
     Cost of goods sold..................................................     466,030      355,968      297,069
     Selling, general and administrative expenses........................     367,376      316,263      271,354
     Other operating costs:
          Goodwill, Trademarks, and License amortization.................       3,085        2,108        1,774
          Depreciation...................................................       9,969        7,902        5,829
          Impairment of assets...........................................      24,304           --           --
                                                                             --------     --------     --------
               Total operating costs and expenses........................     870,764      682,241      576,026
                                                                             --------     --------     --------
Operating income.........................................................      57,835       67,650       55,564
Interest expense, net....................................................      11,170        5,395        2,856
                                                                             --------     --------     --------
Earnings before taxes and cumulative effect of accounting changes........      46,665       62,255       52,708
Provision for income taxes...............................................      14,768       23,677       19,779
                                                                             --------     --------     --------
Earnings before cumulative effect of accounting changes..................      31,897       38,578       32,929
Cumulative effect of accounting changes..................................          --           --        8,135
                                                                             --------     --------     --------
Net income...............................................................    $ 31,897     $ 38,578     $ 24,794
                                                                             --------     --------     --------
                                                                             --------     --------     --------

Earnings per Class A Common and Class A Share and Common Share
  Equivalents (excluding cumulative effect of accounting changes):
     Primary.............................................................    $   1.97     $   2.38     $   2.04
     Fully diluted.......................................................    $   1.97     $   2.37     $   2.04
Net income per Class A, Common and Class A Share and Common Share
  Equivalents:
     Primary.............................................................    $   1.97     $   2.38     $   1.53
     Fully diluted.......................................................    $   1.97     $   2.37     $   1.53
Weighted average Class A, Common and Class A Share and Common Share
  Equivalents outstanding:
     Primary.............................................................    16,195,856   16,242,521   16,154,719
     Fully diluted.......................................................    17,341,037   16,285,510   16,154,719

                             See accompanying notes

CONSOLIDATED BALANCE SHEET
Balances at May 31, 1996 and 1995 (Amounts in thousands except shares)


ASSETS
- - -----------------------------------------------------------------------------------------------------------------
                                                                                               1996        1995
CURRENT ASSETS:
     Cash and cash equivalents............................................................   $  4,300    $  3,708
     Accounts receivable (less allowance for doubtful accounts of $11,290 in 1996 and
      $6,989 in 1995).....................................................................    118,390      77,361
     Inventories:
          Paper...........................................................................      9,041      10,281
          Books and other.................................................................    180,937     154,540
     Deferred taxes.......................................................................     22,694      17,697
     Prepaid and other deferred expenses..................................................     15,118      15,866
                                                                                             --------    --------
               Total current assets.......................................................    350,480     279,453

PROPERTY, PLANT AND EQUIPMENT:
     Land.................................................................................      6,310       5,873
     Buildings............................................................................     37,511      32,703
     Furniture, fixtures and equipment....................................................     53,852      40,760
     Leasehold improvements...............................................................     48,482      37,052
                                                                                             --------    --------
                                                                                              146,155     116,388
     Less accumulated depreciation and amortization.......................................     32,018      23,151
                                                                                             --------    --------
          Net property, plant and equipment...............................................    114,137      93,237

OTHER ASSETS AND DEFERRED CHARGES:
     Prepublication costs.................................................................    105,016      81,817
     Goodwill and trademarks..............................................................     41,594       9,507
     Royalty advances.....................................................................     24,758      16,829
     Other................................................................................     37,181      25,021
                                                                                             --------    --------
               Total other assets and deferred charges....................................    208,549     133,174
                                                                                             --------    --------
                                                                                             $673,166    $505,864
                                                                                             --------    --------
                                                                                             --------    --------

                             See accompanying notes


LIABILITIES AND STOCKHOLDERS' EQUITY
- - -----------------------------------------------------------------------------------------------------------------
                                                                                               1996        1995
CURRENT LIABILITIES:
     Lines of credit......................................................................   $ 20,933    $  9,024
     Current portion of long-term debt....................................................        271         455
     Accounts payable.....................................................................     63,148      52,412
     Accrued royalties....................................................................     19,074      13,509
     Deferred revenue.....................................................................      9,216      11,809
     Other accrued expenses...............................................................     60,756      55,469
                                                                                             --------    --------
          Total current liabilities.......................................................    173,398     142,678

NONCURRENT LIABILITIES:
     Long-term debt.......................................................................    186,810      91,518
     Other noncurrent liabilities.........................................................     24,311      21,455
                                                                                             --------    --------
          Total noncurrent liabilities....................................................    211,121     112,973

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Preferred Stock, $1.00 par value
       Authorized -- 1,000,000 shares;
       Issued -- None.....................................................................         --          --
     Class A Stock, $.01 par value
       Authorized-2,500,000 shares;
       Issued-828,100 shares..............................................................          8           8
     Common Stock, $.01 par value
       Authorized-25,000,000 shares
       Issued-16,331,698 shares (16,164,779 shares at 5/31/95)............................        163         162
     Additional paid-in capital...........................................................    194,785     189,563
     Foreign currency translation adjustment..............................................       (140)     (1,454)
     Accumulated earnings.................................................................    130,643      98,746
     Less 1,301,658 shares of Common Stock in treasury, at cost...........................    (36,812)    (36,812)
                                                                                             --------    --------
          Total stockholders' equity......................................................    288,647     250,213
                                                                                             --------    --------
                                                                                             $673,166    $505,864
                                                                                             --------    --------
                                                                                             --------    --------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended May 31, 1996, 1995 and 1994 (Amounts in thousands)
- - --------------------------------------------------------------------------------

                                                                       FOREIGN
                                                         ADDITIONAL    CURRENCY                                 TOTAL
                                      CLASS A   COMMON    PAID-IN     TRANSLATION  ACCUMULATED   TREASURY   STOCKHOLDERS'
                                       STOCK    STOCK     CAPITAL     ADJUSTMENT    EARNINGS      STOCK        EQUITY
                                      -------   ------   ----------   ----------   -----------   --------   -------------

BALANCE AT MAY 31, 1993.............    $ 8      $159     $156,660     $ (1,896)    $  35,374    $(36,812)    $ 153,493
Net income..........................                                                   24,794                    24,794
Translation adjustment..............                                       (163)                                   (163)
Stock options exercised.............                1        1,020                                                1,021
Tax benefit realized from stock
  option transactions...............                         1,503                                                1,503
Tax benefit recognized upon adoption
  of SFAS 109.......................                        25,139                                               25,139
Stock granted.......................                            45                                                   45
                                        ---     -----   ----------   ----------   -----------    --------    ----------
BALANCE AT MAY 31, 1994.............      8       160      184,367       (2,059)       60,168     (36,812)      205,832
Net income..........................                                                   38,578                    38,578
Translation adjustment..............                                        605                                     605
Stock options exercised.............                2        2,593                                                2,595
Tax benefit realized from stock
  option transactions...............                         2,558                                                2,558
Stock granted.......................                            45                                                   45
                                        ---     -----   ----------   ----------   -----------    --------   -----------
BALANCE AT MAY 31, 1995.............      8       162      189,563       (1,454)       98,746     (36,812)      250,213
Net income..........................                                                   31,897                    31,897
Translation adjustment..............                                      1,314                                   1,314
Stock options exercised.............                1        2,129                                                2,130
Tax benefit realized from stock
  option transactions...............                         2,993                                                2,993
Stock granted.......................                           100                                                  100
                                        ---     -----   ----------   ----------   -----------    --------   -----------
BALANCE AT MAY 31, 1996.............    $ 8      $163     $194,785     $   (140)    $ 130,643    $(36,812)    $ 288,647
                                        ---    ------   ----------   ----------   -----------    --------   -----------
                                        ---    ------   ----------   ----------   -----------    --------   -----------

                             See accompanying notes

CONSOLIDATED STATEMENT OF CASH FLOWS
Years ended May 31, 1996, 1995 and 1994 (Amounts in thousands)

- - -----------------------------------------------------------------------------------------------------------------
                                                                                 1996         1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.............................................................   $  31,897    $  38,578    $ 24,794
     Adjustments to reconcile net income to net cash provided by operating activities:
          Amortization and depreciation.....................................      42,482       24,003      21,699
          Impairment of assets..............................................      24,304           --          --
          Royalty advances expensed.........................................      13,455       11,666      10,019
          Provision for losses on accounts receivable.......................       9,565        6,614       3,716
          Deferred income taxes.............................................      (4,737)       2,643         (44)
          Cumulative effect of accounting changes...........................          --           --       8,135
          Changes in assets and liabilities net of effects from business acquisitions and dispositions:
               Increase in accounts receivable..............................     (49,164)     (27,467)    (22,385)
               Increase in inventory........................................     (31,641)     (42,767)    (17,549)
               (Increase) decrease in prepaid expenses......................       1,470       (2,495)     (3,410)
               Increase in accrued royalties................................       5,548        3,890       2,033
               Increase in accounts payable and other accrued expenses......       3,839       12,604       8,113
               Increase (decrease) in deferred revenues.....................      (2,678)       2,595       2,254
          Other, net........................................................       6,265       (1,411)        180
                                                                               ---------    ---------    --------
                    Total adjustments.......................................      18,708      (10,125)     12,761
                                                                               ---------    ---------    --------
          Net cash provided by operating activities.........................      50,605       28,453      37,555
CASH FLOWS FROM INVESTING ACTIVITIES:
     Prepublication cost expenditures.......................................     (54,924)     (45,346)    (34,533)
     Business and trademark acquisition-related payments....................     (32,059)      (7,760)     (3,804)
     Additions to property, plant and equipment.............................     (30,362)     (21,653)    (41,494)
     Royalty advances paid..................................................     (20,141)     (14,592)    (12,368)
     Production cost expenditures...........................................     (16,886)      (5,606)     (1,533)
                                                                               ---------    ---------    --------
          Net cash used in investing activities.............................    (154,372)     (94,957)    (93,732)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under loan agreement and revolver...........................     209,581      158,921     102,668
     Principal paydowns on loan agreement and revolver......................    (224,220)    (106,615)    (66,068)
     Proceeds from issuance of convertible debt.............................     107,250           --          --
     Borrowings under lines of credit.......................................      53,930       45,250      41,070
     Principal paydowns on lines of credit..................................     (46,728)     (43,661)    (38,474)
     Tax benefit realized from stock option transactions....................       2,993        9,989      16,369
     Proceeds from exercise of stock options................................       2,130        2,595       1,021
     Payments of deferred financing costs...................................        (692)        (312)       (439)
                                                                               ---------    ---------    --------
          Net cash provided by financing activities.........................     104,244       66,167      56,147
     Effect of exchange rate changes on cash................................         115          (57)         47
                                                                               ---------    ---------    --------
     Net increase (decrease) in cash and cash equivalents...................         592         (394)         17
     Cash and cash equivalents at beginning of year.........................       3,708        4,102       4,085
                                                                               ---------    ---------    --------
     Cash and cash equivalents at end of year...............................   $   4,300    $   3,708    $  4,102
                                                                               ---------    ---------    --------
                                                                               ---------    ---------    --------
SUPPLEMENTAL INFORMATION:
     Income taxes paid......................................................   $  22,251    $  12,223    $  3,478
     Interest paid..........................................................       9,775        4,952       2,404

                             See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Scholastic Corporation and all wholly-owned subsidiaries (the 'Company'). All intercompany transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

NATURE OF OPERATIONS

     The Company has operations in the United States, Canada, Mexico, the United Kingdom, France, Australia and New Zealand and the Company distributes its materials through book clubs, book fairs and retail. The Company is engaged in one segment of business -- the production, publication and sale of educational materials.

CASH EQUIVALENTS

     Cash equivalents consist of short-term investments with original maturities of less than three months.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost. Depreciation and amortization are provided on the straight-line basis. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter.

OTHER ASSETS AND DEFERRED CHARGES

     Prepublication costs are amortized on the straight-line basis over a two to five year period commencing with publication. The Company regularly evaluates the remaining lives and recoverability of such costs. The accumulated amortization of prepublication costs at May 31, 1996 and 1995 was $24.9 million and $18.8 million, respectively.

     Royalty advances are expensed as earned or when future recovery appears doubtful. The reserve for royalty advances was $18.4 million and $16.6 million at May 31, 1996 and 1995, respectively.

     Goodwill and trademarks acquired by the Company are being amortized on the straight-line basis over the estimated future periods to be benefited, not exceeding 40 years. The accumulated amortization of goodwill and other intangible assets at May 31, 1996 and 1995 was $4.5 million and $3.1 million, respectively.

INCOME TAX

     The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), 'Accounting for Income Taxes'. Under SFAS 109, deferred income tax assets and liabilities are recognized for the expected future tax effects attributable to temporary differences between the financial reporting and tax bases of the Company's assets and liabilities, based on enacted tax rates and other provisions of tax law.

OTHER ACCRUED EXPENSES

     Other accrued expenses include a reserve for unredeemed credits issued in conjunction with the Company's book club operations of $8.9 million and $10.3 million and accrued taxes of $9.0 million and $9.3 million, at May 31, 1996 and 1995, respectively.

DEFERRED REVENUE

     Revenues from magazine subscriptions are deferred at the time of sale. As magazines are delivered to subscribers, proportionate shares of the receipts are credited to revenue.

EARNINGS PER SHARE

     Earnings per share are based on the combined weighted average number of Class A, Common, and Class A Share and Common Share Equivalents outstanding using the treasury stock method.

NEW ACCOUNTING PRINCIPLES

     Effective June 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), 'Employers' Accounting for Postretirement Benefits Other Than Pensions' (See Note 8); Statement of Financial Accounting Standards No. 112 (SFAS 112), 'Employers' Accounting for Postemployment Benefits' (See Note 8); and Statement of Financial Accounting Standards No. 109 (SFAS 109), 'Accounting for Income Taxes' (See Note 7). The cumulative effect of these accounting changes resulted in a nonrecurring charge of $8.1 million, net of tax, or $0.51 per share. Excluding the cumulative effect, adoption of these statements did not have a significant effect on net income in fiscal 1994.

     Effective March 1, 1996, the Company early adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), 'Accounting for the Impairment of Long-lived Assets to be Disposed of'. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. It also requires that long-lived and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair market value less cost to sell.

     Statement of Financial Accounting Standards No. 123 (SFAS 123), 'Accounting for Stock-Based Compensation', was issued in October 1995. SFAS 123 permits entities to record expense for employee stock compensation plans based on fair value at date of grant or to utilize the intrinsic value method. The Company plans to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25, 'Accounting for Stock Issued to Employees'.

2. IMPAIRMENT OF ASSETS

     Fiscal 1996 includes a non-cash charge relating to the impairment of certain assets of $24.3 million pre-tax, $14.9 million after-tax, or $0.88 per fully diluted share. A significant portion of this charge was determined in connection with the Company's early adoption of SFAS No. 121. This charge consists of unamortized prepublication ($10.8 million) and inventory costs ($13.5 million) of the Company's K-2 math program, several older supplemental instructional publishing programs and other selected titles.

3. INTERNATIONAL AND DOMESTIC OPERATIONS

     International operations consist of the Company's book publishing and distribution operations in Canada, Australia, the United Kingdom, New Zealand, France and Mexico. As of May 31, 1996, 1995 and 1994, equity in the wholly-owned subsidiaries in these countries was $40.8 million, $36.2 million and $37.2 million, respectively.

     The following table summarizes certain information for the fiscal years ended May 31, 1996, 1995 and 1994 regarding the Company's domestic and international operations (in millions).

                                                                             DOMESTIC     INTERNATIONAL
                                                                            OPERATIONS     OPERATIONS      CONSOLIDATED
- - -----------------------------------------------------------------------------------------------------------------------
 1996
Revenues.................................................................     $778.9         $ 149.7          $928.6
Operating income.........................................................       48.8(1)          9.0            57.8(1)
Identifiable assets......................................................      565.9           107.3           673.2

- - ----------------------------------------------------------------------------------------------------------------------
 1995
Revenues.................................................................     $620.3         $ 129.6          $749.9
Operating income.........................................................       63.6             4.1            67.7
Identifiable assets......................................................      423.6            82.3           505.9

- - ------------------------------------------------------------------------------------------------------------------
 1994
Revenues.................................................................     $519.3         $ 112.3          $631.6
Operating income.........................................................       51.7             3.9            55.6
Identifiable assets......................................................      317.7            72.3           390.0

- - ------------

(1) Includes a non-cash charge relating to the impairment of certain assets of $24.3.

4. LONG-TERM DEBT

     Long-term debt consisted of the following at May 31, 1996 and 1995 (in millions):

- - ------------------------------------------------------------------------------------------------------------------
                                                                                                 1996       1995
Loan Agreement and Revolver..................................................................   $ 74.0    $    88.5
Debentures...................................................................................    110.0           --
Other debt...................................................................................      3.1          3.5
                                                                                                ------   -----------
     Total debt..............................................................................    187.1         92.0
Less current portion.........................................................................      (.3)         (.5)
                                                                                                ------   -----------
     Total long-term debt....................................................................   $186.8    $    91.5
                                                                                                ------   -----------
                                                                                                ------   -----------

A. LOAN AGREEMENT

     The Company and Scholastic Inc. are joint and several borrowers under a Loan Agreement (the 'Loan Agreement') with certain banks which provides for revolving credit loans and letters of credit. On April 11, 1995, the Company amended and restated the Loan Agreement, expanding the facility to $135.0 million, with a right, in certain circumstances, to increase to $160.0 million, and extending the due date to May 31, 2000. On May 1, 1996 the Loan Agreement was further amended. Interest charged under this facility is either at the prime rate or .325% to .90% over LIBOR (as defined). There is a commitment fee charged which ranges from .10% to .3625% on the unused portion. The amounts charged vary based upon certain financial measurements. The Loan Agreement contains covenants related to debt and interest coverage ratios (as these terms are defined) and limits dividends and other distributions.

B. REVOLVER

     On June 19, 1995, Scholastic Corporation and Scholastic Inc., entered into a Revolving Loan Agreement (the 'Revolver') with Sun Bank, National Association, which provides for revolving credit loans in an aggregate principal amount of up to $20.0 million. The Revolver has covenants related to debt and interest coverage ratios (as these terms are defined), limits dividends and other distributions and expires on May 31, 2000.

C. DEBENTURES

     On August 18, 1995, the Company sold $110.0 million of 5.0% Convertible Subordinated Debentures due August 15, 2005 (the 'Debentures') under Regulation S and Rule 144A of the Securities Act of 1933. The Debentures are listed on the Luxembourg Stock Exchange and the portion sold under Rule 144A are designated for trading in the Portal system of the National Association of Securities Dealers, Inc.

     Interest on the Debentures is payable semi-annually on August 15 and February 15 of each year. The Debentures are redeemable at the option of the Company, in whole, but not in part, at any time on or after August 15, 1998 at 100% of the principal amount plus accrued interest. Each debenture is convertible, at the holder's option any time prior to maturity, into Common Stock of the Company at a conversion price of $76.86 per share.

     The net proceeds from the sale of the Debentures were $107.3 million after deduction of underwriting fees and offering expenses.

D. OTHER LINES OF CREDIT

     The Company's international subsidiaries have lines of credit amounting to $30.1 million at May 31, 1996. There was $20.9 million and $9.0 million outstanding under these credit lines at May 31, 1996 and 1995, respectively. The weighted average interest rate on the outstanding amounts was 7.5% and 7.6% at May 31, 1996 and 1995, respectively.

5. COMMITMENTS

     The Company leases warehouse space, office space, and equipment under various operating leases. Certain of these leases provide for rent increases based on price-level factors. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases. The Company has no significant capitalized leases. Total rent expense relating to the Company's operating leases was $20.5 million, $16.9 million and $14.2 million net of sublease income for the fiscal years ended May 31, 1996, 1995 and 1994, respectively. These rentals include payments under the terms of the escalation provisions.

     The aggregate minimum future annual rental commitments at May 31, 1996, under all noncancelable operating leases totaling $119.1 million are as follows (in millions): 1997 - $19.4; 1998 - $16.6; 1999 - $13.0; 2000 - $10.3;
2001 - $8.5; later years - $51.3.

6. CAPITAL STOCK AND STOCK OPTIONS

     The voting rights of the holders of Common Stock, except as provided by statute, and except as may be established by the Board of Directors in favor of any series of Preferred Stock which may be issued, are limited to the election of such number of directors as shall equal at least one-fifth of the members of the Board of Directors; the remaining directors are elected by the holders of Class A Stock. Holders of Class A Stock and Common Stock are entitled to one vote per share on matters on which they are entitled to vote. The holders of Class A Stock have the right, at their option, to convert shares of Class A Stock into shares of Common Stock on a share-for-share basis.

     At May 31, 1996, there were 161,500 options available for grant under the Company's 1992 Stock Option Plan (the 'Stock Option Plan'), which provides for the grant of incentive stock options ('ISO's') and nonqualified stock options. No ISO's have been granted under the Stock Option Plan.

     On September 22, 1995, the Company adopted the 1995 Stock Option Plan. An aggregate of two million shares of Common Stock have been reserved for issuance upon the exercise of options granted under this plan. For the year ended May 31, 1996, no options were granted under the plan.

     On May 19, 1992, the Company adopted the Outside Directors' Stock Option Plan (the 'Outside Directors' Plan'). At May 31, 1996, there were 3,000 options available for grant under the Outside Directors' Plan.

     Generally, options granted under the various plans may not be exercised for one year after grant and expire ten years and one day after grant.

     Activity under the various stock option plans for the fiscal years ended May 31, 1996, 1995 and 1994 was as follows:

- - ---------------------------------------------------------------------------------------------------------------------------
                                      1996                             1995                             1994
                             OPTION        OPTION PRICE       OPTION        OPTION PRICE       OPTION        OPTION PRICE
                             SHARES           RANGE           SHARES           RANGE           SHARES           RANGE
                            ---------    ----------------    ---------    ----------------    ---------    ----------------
Outstanding -- beginning
  of year................     953,729    $     1.14-47.88    1,067,159    $     1.09-47.88      944,859    $     1.09-35.25
Granted..................     288,750         57.56-64.63       82,500         39.68-46.69      242,000         34.50-47.88
Exercised................    (165,579)         1.26-34.50     (185,180)         1.09-35.25     (119,700)         1.18-31.25
Cancelled................      (1,500)              34.50      (10,750)              34.50           --
                            ---------                        ---------                        ---------
Outstanding -- end of
  year...................   1,075,400          1.14-64.63      953,729          1.14-47.88    1,067,159          1.09-47.88
                            ---------                        ---------                        ---------
                            ---------                        ---------                        ---------
Exercisable -- end of
  year...................     643,250          1.14-47.88      737,479          1.14-47.88      774,159          1.09-35.25

     On December 14, 1993, the Company adopted the Non-Employee Director Stock-For-Retainer Plan (the 'Stock-For-Retainer Plan'). During the years ended May 31, 1996, 1995 and 1994, the Company issued 1,340, 891 and 1,044 shares of Common Stock at per share prices of $74.88, $50.63 and $43.13, respectively, pursuant to the Stock-For-Retainer Plan.

7. INCOME TAX EXPENSE

     Consolidated income tax expense for the fiscal years ended May 31, 1996, 1995 and 1994 was based on earnings before taxes and cumulative effect of accounting changes as follows (in millions):

- - ---------------------------------------------------------------------------------------------------------------------
                                                                                      1996       1995         1994
Domestic...........................................................................   $40.7    $    61.3    $    50.6
International wholly owned subsidiaries............................................     6.0          1.0          2.1
                                                                                      -----   -----------  -----------
                                                                                      $46.7    $    62.3    $    52.7
                                                                                      -----   -----------  -----------
                                                                                      -----   -----------  -----------

     Income tax expense (benefit) for the fiscal years ended May 31, 1996, 1995 and 1994 consists of the following components (in millions):

- - ----------------------------------------------------------------------------------------------------------------------
                                                                                      1996       1995         1994
Federal
     Current(1)....................................................................   $15.1    $    18.9    $    17.6
     Deferred......................................................................    (5.3)         2.8         (2.2)
                                                                                      -----   -----------  -----------
                                                                                      $ 9.8    $    21.7    $    15.4
                                                                                      -----   -----------  -----------
                                                                                      -----   -----------  -----------
State and local
     Current.......................................................................   $ 1.7    $     1.7    $     1.1
     Deferred......................................................................     (.1)         (.1)         2.1
                                                                                      -----   -----------  -----------
                                                                                      $ 1.6    $     1.6    $     3.2
                                                                                      -----   -----------  -----------
                                                                                      -----   -----------  -----------
International
     Current.......................................................................   $ 2.7    $      .4    $     1.1
     Deferred......................................................................      .7           --           .1
                                                                                      -----   -----------  -----------
                                                                                      $ 3.4    $      .4    $     1.2
                                                                                      -----   -----------  -----------
                                                                                      -----   -----------  -----------
Total
     Current.......................................................................   $19.5    $    21.0    $    19.8
     Deferred......................................................................    (4.7)         2.7           --
                                                                                      -----   -----------  -----------
                                                                                      $14.8    $    23.7    $    19.8
                                                                                      -----   -----------  -----------
                                                                                      -----   -----------  -----------

- - ------------

(1) For the fiscal years ended May 31, 1996, 1995 and 1994 federal current taxes payable are $12.2, $9.1, and $1.2, respectively. The difference between the current taxes payable and the current federal income tax expense for each year is due to the tax benefit associated with stock option exercises which have been reflected as an increase to additional paid-in capital.

     Total tax expense for the fiscal years ended May 31, 1996, 1995 and 1994 results in effective tax rates of 31.6%, 38.0% and 37.5%, respectively. The provisions for income taxes attributable to continuing operations differ from the amount of tax determined by applying the federal statutory rate as follows (in millions):

- - ---------------------------------------------------------------------------------------------------------------------
                                                                                      1996       1995         1994
Computed federal statutory provision...............................................   $16.3    $    21.8    $    18.4
State income tax provision net of federal income tax benefit.......................     1.0          1.0          2.1
Effect of enacted federal tax rate change on net deferred tax assets...............      --           --         (1.3)
Difference in effective tax rates on earnings of foreign subsidiaries..............     (.8)          .1           .5
Charitable contributions...........................................................    (2.0)         (.3)          --
Other -- net.......................................................................      .3          1.1           .1
                                                                                      -----   -----------  -----------
     Total provision for income taxes..............................................   $14.8    $    23.7    $    19.8
                                                                                      -----   -----------  -----------
                                                                                      -----   -----------  -----------

     Effective June 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS 109.

     The undistributed earnings of foreign subsidiaries at May 31, 1996 are $31.7 million. It is the Company's intention to reinvest all remaining unremitted earnings of its subsidiaries where permitted by foreign jurisdictions. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable. The tax on any distribution of such earnings would be reduced by foreign tax credits.

     Deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes as determined under enacted tax laws and rates. The tax effects of these items that give rise to deferred tax assets and liabilities at May 31, 1996 and 1995 are as follows (in millions):

- - ---------------------------------------------------------------------------------------------------------------------
                                                                                                  1996       1995
Deferred tax assets:
     Accounting reserves.......................................................................   $ 9.3    $     8.1
     Inventory accounting......................................................................     9.0          3.3
     Postretirement, postemployment and pension obligations....................................     5.1          5.2
     Theatrical motion picture accounting......................................................     2.8          2.8
     Other -- net..............................................................................      --           .8
                                                                                                  -----   -----------
          Total deferred tax assets............................................................    26.2         20.2
Valuation allowance for deferred tax assets....................................................      --          (.7)
                                                                                                  -----   -----------
     Deferred tax assets after valuation allowance.............................................    26.2         19.5
                                                                                                  -----   -----------
Deferred tax liabilities:
     Depreciation..............................................................................     2.7          2.4
     Other -- net..............................................................................     1.4           --
                                                                                                  -----   -----------
          Total deferred tax liabilities.......................................................     4.1          2.4
                                                                                                  -----   -----------
          Net deferred tax assets..............................................................   $22.1    $    17.1
                                                                                                  -----   -----------
                                                                                                  -----   -----------

8. EMPLOYEE BENEFIT PLANS

     The Company has a defined benefit pension plan (the 'Plan') which covers a majority of all U.S. employees who meet certain eligibility requirements. Benefits are based on years of service and on career average compensation. The Plan is funded by contributions from members and the Company. It is the Company's policy to fund the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. In accordance with the provisions of Statement of Financial Accounting Standards No. 87, (SFAS 87) 'Employers' Accounting for Pensions,' the Company recorded an additional minimum pension liability of $0.5 million at May 31, 1995. This liability is offset by an intangible asset of an equal amount.

     The international subsidiaries in Australia and the United Kingdom have defined benefit pension plans which cover those employees meeting minimum length of service requirements. Benefits are based on years of service and on a percentage of compensation near retirement. The plans are funded by contributions from these subsidiaries and their employees. In fiscal year ended May 31, 1995, the majority of the employees of the Australian subsidiary terminated participation in the defined benefit pension plan and began participating in a defined contribution plan. For fiscal years ended May 31, 1996 and 1995, the total expenses for these plans were $0.5 million and $0.4 million, respectively. Canada's pension plan was terminated on September 30, 1993. Contributions made to the pension plan were rolled over to a private plan to which employees now have an option to contribute.

     Total defined benefit pension plan costs for the fiscal years ended May 31, 1996, 1995 and 1994 are summarized as follows (in millions):

- - -----------------------------------------------------------------------------------------------------------------------
                                                                                      1996         1995         1994
Service cost.....................................................................   $     1.4    $     1.1    $     1.6
Interest cost....................................................................         1.2          1.1          1.1
Actual return on plan assets.....................................................        (2.2)        (1.5)         (.6)
Net amortization (deferral)......................................................         1.2           .8          (.2)
                                                                                   -----------  -----------       -----
Total pension cost...............................................................   $     1.6    $     1.5    $     1.9
                                                                                   -----------  -----------       -----
                                                                                   -----------  -----------       -----

     The funded status of the pension plans at May 31, 1996 and 1995, is as follows (in millions):

- - --------------------------------------------------------------------------------------------------------------------------
                                                                       1996         1995          1996           1995
                                                                      ACCUMULATED BENEFITS         PLAN ASSETS EXCEED
                                                                      EXCEED PLAN  ASSETS         ACCUMULATED BENEFITS
                                                                    ------------------------  ----------------------------
Actuarial present value of benefit obligations:
     Vested benefits..............................................   $    13.1    $    11.3     $     1.8      $     1.6
     Non-vested benefits..........................................          .7           .6            --             --
                                                                    -----------  -----------        -----          -----
Accumulated benefit obligation....................................        13.8         11.9           1.8            1.6
     Effect of projected future salary increases..................         1.8          1.4            .3             .3
                                                                    -----------  -----------        -----          -----
Projected benefit obligation......................................        15.6         13.3           2.1            1.9
Plan assets at fair value.........................................        13.5         11.2           2.3            2.1
                                                                    -----------  -----------        -----          -----
     Plan assets less than (greater than) projected benefit
       obligation.................................................         2.1          2.1           (.2)           (.2)
     Unrecognized net gain........................................         1.4           .6            .2             .1
     Unrecognized net transition asset (obligation)...............        (1.3)        (1.4)           .1             .2
     Unrecognized prior service cost..............................        (1.0)        (1.1)          (.1)           (.1)
     Additional liability resulting from minimum liability
       provisions.................................................          --           .5            --             --
                                                                    -----------  -----------        -----          -----
Accrued pension cost included in financial statements.............   $     1.2    $      .7     $      --      $      --
                                                                    -----------  -----------        -----          -----
                                                                    -----------  -----------        -----          -----
Assumed rates:
     Discount rate................................................         8.0%         8.0%          9.0%           9.0%
     Compensation increase factor.................................         5.0          5.0           7.0            7.0
     Return on assets.............................................         9.5          9.5           9.0            9.0

     Plan assets consist primarily of stocks, bonds, money market funds, insurance contracts, and U.S. government obligations.

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all of the Company's domestic employees may become eligible for these benefits if they reach normal retirement age while working for the Company.

     Effective June 1, 1993, the Company adopted SFAS 106 which requires that the expected cost of providing these postretirement benefits be accrued during the years employees render the necessary service. The Company recognized the transition obligation at the date of adoption immediately as the effect of a change in accounting principle. The transition obligation, a one-time noncash charge, was approximately $10.3 million (pretax) with a related tax benefit of approximately $3.8 million. Prior to adopting SFAS 106, the cost of retiree health care and life insurance benefits was recognized as expense as claims were paid.

     The components of the net periodic postretirement benefit costs for the fiscal years ended May 31, 1996, 1995 and 1994 are as follows (in millions):

- - -------------------------------------------------------------------------------------------------------------------------
                                                                                        1996         1995         1994
Service cost.......................................................................   $      .5    $      .4    $      .4
Interest cost on accumulated benefit obligation....................................          .8           .9           .9
                                                                                          -----        -----        -----
Net periodic postretirement benefit cost...........................................   $     1.3    $     1.3    $     1.3
                                                                                          -----        -----        -----
                                                                                          -----        -----        -----

     The  components  of  the  accumulated  postretirement  benefit   obligation
included in other noncurrent liabilities at May 31, 1996 and 1995 are as follows (in millions):

- - -------------------------------------------------------------------------------------------------------------------
                                                                                                  1996       1995
Retirees.......................................................................................   $ 6.7    $     6.9
Fully eligible active plan participants........................................................     2.0          2.0
Other active plan participants.................................................................     2.8          2.8
                                                                                                  -----   -----------
Accumulated postretirement benefit obligation..................................................    11.5         11.7
Unrecognized net actuarial gain................................................................     1.2           .2
                                                                                                  -----   -----------
Accrued postretirement benefit obligation......................................................   $12.7    $    11.9
                                                                                                  -----   -----------
                                                                                                  -----   -----------

     The accumulated postretirement benefit obligation was determined using a discount rate of 8.0%. Service cost and interest components were determined using a discount rate of 8.0%. The health care cost trend rate assumed was 12% with an annual decline of 1% until the rate reaches 5% in the year 2002. An increase of 1% in the health care cost trend rate would result in increases of approximately $1.4 million in the accumulated benefit obligation and $0.2 million in the annual net periodic postretirement benefit cost.

     Effective June 1, 1993, the Company adopted SFAS 112 which requires an accrual method of recognizing certain postemployment benefits such as severance. The Company recognized the transition obligation, a one-time noncash charge, as the cumulative effect of a change in accounting principle in the amount of $2.3 million (pretax) with a related tax benefit of $0.8 million.

     The Scholastic Inc. 401(k) Savings and Retirement Plan (the '401(k)') allows participating employees to authorize payroll deductions up to 15%, except for highly compensated employees who are limited to 10%, of their income on a pretax basis and/or an after-tax basis. The payroll deductions are invested at the direction of the participant in certain investment funds or in the Company's Common Stock. For the 401(k) plan years ending May 31, 1996, 1995 and 1994, the Company matched the employees' pretax payroll deductions (up to 6% of compensation) by one dollar for each dollar of the first one hundred dollars contributed and fifty cents for each dollar above one hundred dollars. Such matching was made in cash. The terms of the 401(k) provide that the Company's Board of Directors shall determine the Company's matching contributions annually. The Company, at its sole discretion, may also make discretionary contributions for the benefit of all participants regardless of whether they elected to make pretax contributions to the 401(k). For the fiscal years ended May 31, 1996, 1995 and 1994, the Company's 401(k) matching contributions were $2.0 million, $1.9 million and $1.5 million, respectively.

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
SCHOLASTIC CORPORATION

     We have audited the accompanying consolidated balance sheet of Scholastic Corporation (the 'Company') as of May 31, 1996, and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes addressing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at May 31, 1996 and 1995 and the consolidated results of its operations, and its cash flows for each of the three years in the period ended May 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As described in Note (1) to the financial statements, the Company changed its methods of accounting for postretirement benefits other than pensions, postemployment benefits and income taxes in the year ended May 31, 1994.

                                                           /s/ Ernst & Young LLP
                                                           Ernst & Young LLP
New York, New York
July 3, 1996

SUPPLEMENTARY FINANCIAL INFORMATION
Summary of Quarterly Results of Operations for the fiscal years ended May 31, 1996 and 1995
(Unaudited, amounts in thousands except per share data)

- - -----------------------------------------------------------------------------------------------------------------------
                                                                                      1996
                                                         FIRST       SECOND      THIRD           FOURTH
                                                        QUARTER     QUARTER     QUARTER        QUARTER(1)       YEAR(1)
Revenues.............................................   $135,191    $294,610    $216,085        $    282,713    $928,599
Cost of goods sold...................................     78,816     134,620     108,150             144,444     466,030
Net income (loss)....................................     (9,792)     31,122       8,889               1,678      31,897
Net income (loss) per share:
     Primary.........................................       (.62)       1.92         .55                 .10        1.97
     Fully diluted...................................       (.62)       1.81         .55                 .10        1.97

- - -----------------------------------------------------------------------------------------------------------------------
                                                                                      1995
                                                         FIRST       SECOND      THIRD
                                                        QUARTER     QUARTER     QUARTER      FOURTH QUARTER       YEAR

Revenues.............................................   $ 87,065    $254,063    $179,930        $    228,833    $749,891
Cost of goods sold...................................     51,569     112,000      85,230             107,169     355,968
Net income (loss)....................................    (11,169)     27,320       7,974              14,453      38,578
Net income (loss) per share:
     Primary.........................................       (.72)       1.68         .49                 .89        2.38
     Fully diluted...................................       (.72)       1.68         .49                 .89        2.37

- - ------------

(1) The fourth quarter of fiscal 1996 includes a non-cash charge relating to the impairment of certain assets of $24.3 million pre-tax and $14.9 million after-tax. A significant portion of this charge was determined in connection with the Company's early adoption of SFAS 121, which requires an evaluation of the realization of long-lived asset carrying values. This charge consists of the unamortized prepublication ($10.8 million) and inventory ($13.5 million) costs of the Company's K-2 math program, several older supplemental instructional publishing programs and other selected titles. The fully diluted earnings per share impact for the year was $0.88.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to regulation 14A under the Securities Exchange Act of 1934.

     Executive Officers (as of August 1, 1996)

          NAME             AGE                                     POSITION
- - ------------------------   ---   ----------------------------------------------------------------------------

Richard Robinson........   59    Chairman of the Board, President and Chief Executive Officer
Barbara A. Marcus.......   45    Executive Vice President, Children's Book Publishing
Margery W. Mayer........   44    Executive Vice President, Instructional Publishing
Kevin J. McEnery........   48    Executive Vice President and Chief Financial Officer
Ruth Otte...............   47    Executive Vice President, Media
Richard M. Spaulding....   59    Director, Executive Vice President
Charles B. Deull........   36    Senior Vice President, Legal and Business Affairs
Jean L. Feiwel..........   43    Senior Vice President, Associate Publisher -- Children's Book Publishing
Ernest B. Fleishman.....   59    Senior Vice President, Education and Corporate Relations
Deborah A. Forte........   42    Senior Vice President, Division Head, Scholastic Productions
Frank Grohowski.........   55    Senior Vice President, Operations
Hugh Roome..............   44    Senior Vice President, Magazine Group
David J. Walsh..........   60    Senior Vice President, International Operations
Lynette E. Allison......   39    Vice President, General Counsel and Secretary
Helen V. Benham.........   46    Director, Corporate Vice President, Early Childhood Advisor
Claudia H. Cohl.........   56    Vice President, Professional Publishing
Larry V. Holland........   37    Vice President, Human Resources
Raymond Marchuk.........   45    Vice President, Finance & Investor Relations
David D. Yun............   48    President, Scholastic Book Fairs, Inc.
Leslie G. Lista.........   37    Corporate Controller
Vincent M. Marzano......   33    Treasurer

     Richard Robinson has held his position with the Company or Scholastic Inc., for more than five years and has been a Director of Scholastic Inc. since 1971.

     Barbara A. Marcus became Executive Vice President -- Children's Book Publishing in October 1991. Ms. Marcus joined Scholastic Inc. in July 1983 as Vice President of Marketing and in October 1984, Ms. Marcus was also appointed to the position of Associate Publisher.

     Margery W. Mayer joined Scholastic Inc. in April 1990 as Executive Vice President -- Instructional Publishing. From 1987 until 1990, she was associated with the Ginn Division of Silver Burdett & Ginn Inc., as General Manager until August 1988 and as President, thereafter.

     Kevin J. McEnery became Executive Vice President and Chief Financial Officer in August 1995. Mr. McEnery joined the Company in September 1993 as Vice President of Strategic Planning and Operations of the Magazine and Technology groups. From April 1992 through September 1993 he was associated with the ITC Group, a telecommunications consulting group based in Westport, Connecticut as a Senior Consultant. Prior to that he was a Senior Vice President and Chief Financial Officer of a privately held consumer and medical products company.

     Ruth Otte became Executive Vice President of Media in 1996. From 1986 to 1994 she served as President and Chief Operating Officer of Discovery Networks and from 1994 until September 1995, she was President of Knowledge Adventure.

     Richard M. Spaulding has held his position with the Company or Scholastic Inc. for more than five years and has been a Director of Scholastic Inc. since 1974.

     Charles B. Deull joined the Company in January 1995 as Senior Vice President -- Legal and Business Affairs. Mr. Deull was associated with the law firm of Cleary, Gottlieb, Steen and Hamilton from 1986 until joining Scholastic.

     Jean L. Feiwel was appointed Senior Vice President -- Associate Publisher of Childrens Book Publishing in December 1993. Ms. Feiwel joined Scholastic Inc. in July 1983 and has served as Vice President -- Editor-in-Chief of Book Group since 1990.

     Ernest B. Fleishman joined Scholastic Inc. in June 1989 as Senior Vice President -- Education and Corporate Relations. Mr. Fleishman was the Superintendent for the Greenwich, Connecticut Public School System from 1976 until joining Scholastic Inc.

     Deborah A. Forte was appointed Senior Vice President: Division Head -- Scholastic Productions in January 1995. Ms. Forte has been with Scholastic since 1984 serving as a Vice President of Scholastic Productions, Inc. until 1994 when Ms. Forte was appointed Executive Vice President, Scholastic Productions, Inc.

     Frank Grohowski was appointed Senior Vice President -- Operations of the Company in August 1995. Mr. Grohowski was Vice President of Manufacturing for Scholastic Inc. since 1985.

     Hugh Roome joined the Company in September 1991 as Vice President -- Home Office Computing and in May 1993, he was appointed to the position of Senior Vice President -- Magazine Group. He was Vice President of MCI from 1989 until joining the Company. From 1979 to 1989, Mr. Roome was the Director of Marketing and Associate Publisher at Newsweek, Inc.

     David J. Walsh was elected Senior Vice President in charge of International Operations for Scholastic Inc. in November 1983.

     Lynette E. Allison has held her current position as Vice President, General Counsel and Secretary with the Company since May 1988.

     Helen V. Benham joined Scholastic Inc. in 1974. In 1996, she was named Corporate Vice President, Early Childhood Advisor. In June 1990 she was named Vice President and Publisher of the Early Childhood Division. She became a director of the Company in September 1992.

     Claudia H. Cohl has been associated with Scholastic Inc. since 1975 and has been a Vice President of Scholastic Inc. for more than five years. She is currently Vice President -- Professional Publishing. She has served in many capacities, including Editor-in-Chief of Home Office Computing'r'.

     Larry V. Holland joined the Company in August 1994 as Vice President -- Human Resources. Prior to joining the Company, Mr. Holland held various positions with MCI since 1990 and left MCI as Senior Director of Human Resources.

     Raymond Marchuk has been associated with Scholastic Inc. since November 1983 and has been Vice President for more than five years. He is currently Vice President-Finance and Investor Relations.

     David D. Yun became President of Scholastic Book Fairs, Inc. ('SBF, Inc.') in January 1992. Mr. Yun joined the Company in June 1988 as Vice President of Marketing for SBF, Inc. In July 1990, he was also appointed to the position of Executive Vice President of SBF, Inc.

     Leslie G. Lista has been associated with Scholastic Inc. since April 1984 and has served in many capacities. She became Corporate Controller in April 1987.

     Vincent M. Marzano has been associated with Scholastic Inc. since August 1987. He became Treasurer of the Company in December 1993. Previously, he served the Company in many capacities, including Manager of Planning and Analysis.

     Helen V. Benham is the wife of Richard Robinson. There are no other family relationships among any of the executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements
     The following consolidated financial statements are included in Item 8:

        -- Consolidated  Statement of Income for the years ended May 31,
           1996, 1995 and 1994.

        -- Consolidated Balance Sheet at May 31, 1996 and 1995.

        -- Consolidated Statement of Changes in Stockholders' Equity for the years ended May 31, 1996, 1995 and 1994.

        -- Consolidated Statement  of Cash  Flows for  the years  ended May 31,
           1996, 1995 and 1994.

        -- Notes to Consolidated Financial Statements.

(a) 2. Financial Statement Schedule

       The following consolidated  financial statement schedule  is included  in
       Item 14(d):

        -- Schedule II -- Valuation and Qualifying Accounts and Reserves.

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

(a) 3. Exhibits:

      EXHIBIT
      NUMBER
      ------
        3(a)   -- Amended and Restated Certificate of Incorporation of the Registrant.(1)
         (b)   -- By-Laws of the Registrant.(2)

        4(a)   -- Amended and Restated  Loan Agreement dated April  11, 1995 between  the Registrant  and  Citibank,
                  N.A., as agent, Marine Midland Bank, Chase Manhattan Bank, N.A.,The First National Bank of  Boston
                  and United Jersey Bank.(9)
         (b)   -- Amendment to the Amended and Restated Loan Agreement dated May 1, 1996.
         (c)   -- Revolving Loan  Agreement dated  June 19,  1995 between  the Registrant  and Sun   Bank, National
                  Association.(4)
         (d)   -- Amendment to the Revolving Loan Agreement dated August 14, 1996.(4)
         (e)   -- Overdraft Facility dated June 1, 1992, as  amended on October 30, 1995  between Scholastic  Canada
                  Ltd. and CIBC.(4)
         (f)   -- Overdraft Facility  dated June 24,  1993 between  Scholastic Ltd. (formerly  known as Scholastic
                  Publications Ltd.) and Citibank, N.A.(4)
         (g)   -- Overdraft Facility  dated May  14, 1992  as amended  on June  30, 1995,  between Scholastic  Ltd.
                  (formerly known as Scholastic Publications Ltd.) and Midland Bank.(4)
         (h)   -- Overdraft Facility dated  February 12, 1993, as  amended on January  31, 1995 between  Scholastic
                  Australia Pty. Ltd. (formerly known  as Ashton Scholastic Pty.  Ltd.) and National Australia  Bank
                  Ltd.(4)
         (i)   -- Indenture  dated August  15,  1995 relating  to $110.0  million  of 5%  Convertible  Subordinated
                  Debentures due August 15, 2005 issued by the Registrant.(10)

       10      Material Contracts:
         (a)   -- Scholastic  Inc. 401(k)  Savings and  Retirement Plan,  as amended  and restated  as of  June  1,
                  1992.(10)
         (b)   -- Amended and Restated Retirement Income Plan for Employees of Scholastic Inc. effective as of July
                  1, 1989.(10)
         (c)   -- 1992 Stock Option Plan.(6)
         (d)   -- 1995 Stock Option Plan.(11)
         (e)   -- Non-qualified Stock Option  Agreement dated July 16,  1987 between the  Registrant and Joseph W.
                  Oliver.(3)
         (f)   -- Lease dated as of January 28, 1992 between Ise Hiyoko, Inc. and Scholastic Inc.(5)

      EXHIBIT
      NUMBER
      ------
         (g)   -- Amendment agreement dated as of April 1, 1993 between Ise Hiyoko, Inc. and Scholastic Inc.(8)
         (h)   -- Outside Directors' Stock Option Plan.(6)
         (i)   -- Non-Employee Director Stock-For-Retainer Plan.(7)
         (j)   -- Industrial Development Agency of the City of New York documents:
                 (1) Lease agreement dated December 1, 1993.(8)
                 (2) Indenture of Trust agreement dated December 1, 1993.(8)
                 (3) Project agreement dated December 1, 1993.(8)
                 (4) Sales Tax letter dated December 3, 1993.(8)
       11      Computation of Net Income per Class A, Common and Class A Share and Common Share Equivalents.
       21      Subsidiaries of the Registrant.
       23      Consent of Independent Auditors.

(b) Reports on form 8-K:

     -- Report on Form 8-K (Item 5) dated June 24, 1996.

(c) The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Exhibits in Exhibit Volume I.

(d) The response to this portion of Item 14 is submitted as a separate section of this report.

- - ------------

FOOTNOTES:

 (1) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-46338) as filed with the Commission on March 12, 1992.

 (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-45022) as filed with the Commission on January 10, 1992 (the '1992 Registration Statement').

 (3) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-36300) as filed with the Commission on August 6, 1990 (the '1990 Registration Statement').

 (4) Such long-term debt does not individually amount to more than 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Accordingly, pursuant to Item 601(b)(4)(iii) of Regulation S-K, such instrument is not filed herewith. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

 (5) Incorporated by reference to Amendment No. 1 to the 1992 Registration Statement as filed with the Commission on February 21, 1992.

 (6) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 27, 1992 (File No. 0-19860).

 (7) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-74064) as filed with the Commission on January 11, 1994.

 (8) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 26, 1994 (File No. 0-19860).

 (9) Incorporated by reference to the Company's Form 10-Q for the quarter ended February 28, 1995 as filed with the Commission on April 13, 1995 (File No. 0-19860).

(10) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 28, 1995 (File No. 0-19860).

(11) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-98186) as filed with the Commission on October 16, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 23, 1996               SCHOLASTIC CORPORATION



                                     By         /s/ RICHARD ROBINSON
                                       .........................................
                                        RICHARD ROBINSON, CHAIRMAN OF THE BOARD,
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                              DATE
- - ------------------------------------------  --------------------------------------------   -------------------
           /S/ RICHARD ROBINSON             Chairman of the Board, President, Chief          August 23, 1996
 .........................................    Executive Officer and Director (Principal
             RICHARD ROBINSON                 Executive Officer)

         /S/ RICHARD M. SPAULDING           Executive Vice President and Director            August 23, 1996
 .........................................
           RICHARD M. SPAULDING

           /S/ KEVIN J. MCENERY             Executive Vice President, Chief Financial        August 23, 1996
 .........................................    Officer (Principal Financial & Accounting
             KEVIN J. MCENERY                 Officer)

         /S/ REBECA MARIA BARRERA           Director                                         August 23, 1996
 .........................................
           REBECA MARIA BARRERA

                                            Director                                         August 23, 1996
 .........................................
             HELEN V. BENHAM

         /S/ FREDERIC J. BISCHOFF           Director                                         August 23, 1996
 .........................................
           FREDERIC J. BISCHOFF

            /S/ JOHN BRADEMAS               Director                                         August 23, 1996
 .........................................
              JOHN BRADEMAS

            /S/ JOHN C. BURTON              Director                                         August 23, 1996
 .........................................
              JOHN C. BURTON

            /S/ RAMON CORTINES              Director                                         August 23, 1996
 .........................................
              RAMON CORTINES

            /S/ ALONZO A. CRIM              Director                                         August 23, 1996
 .........................................
              ALONZO A. CRIM

                SIGNATURE                                      TITLE                              DATE
- - ------------------------------------------  --------------------------------------------   -------------------
                                            Director                                         August 23, 1996
 .........................................
             ANDREW S. HEDDEN

            /S/ MAE C. JEMISON              Director                                         August 23, 1996
 .........................................
              MAE C. JEMISON

         /S/ RICHARD A. KRINSLEY            Director                                         August 23, 1996
 .........................................
           RICHARD A. KRINSLEY

            /S/ JOAN D. MANLEY              Director                                         August 23, 1996
 .........................................
              JOAN D. MANLEY

           /S/ JOHN G. MCDONALD             Director                                         August 23, 1996
 .........................................
             JOHN G. MCDONALD

          /S/ AUGUSTUS OLIVER II            Director                                         August 23, 1996
 .........................................
            AUGUSTUS OLIVER II

                             SCHOLASTIC CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED MAY 31, 1996
                                   ITEM 14(D)
                          FINANCIAL STATEMENT SCHEDULE

                       This page left blank intentionally

                                                                     SCHEDULE II

                             SCHOLASTIC CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    YEARS ENDED MAY 31, 1996, 1995 AND 1994
                             (AMOUNTS IN THOUSANDS)

                                                                 BALANCE AT    ADDITIONS                    BALANCE AT
                                                                 BEGINNING      CHARGED                       END OF
                         DESCRIPTION                              OF YEAR      TO INCOME    WRITE OFFS         YEAR
- - --------------------------------------------------------------   ----------    ---------    ----------      ----------
May 31, 1996:
     Reserve for royalty advances.............................    $ 16,591      $ 1,892      $    120        $ 18,363
                                                                 ---------     --------     ---------       ---------
                                                                 ---------     --------     ---------       ---------
     Reserve for obsolescence.................................    $ 18,186      $15,544      $ 10,007        $ 23,723
                                                                 ---------     --------     ---------       ---------
                                                                 ---------     --------     ---------       ---------
     Reserve for returns......................................    $ 19,839      $47,714      $ 39,899(1)     $ 27,654
                                                                 ---------     --------     ---------       ---------
                                                                 ---------     --------     ---------       ---------
May 31, 1995:
     Reserve for royalty advances.............................    $ 14,777      $ 1,993      $    179        $ 16,591
                                                                 ---------     --------     ---------       ---------
                                                                 ---------     --------     ---------       ---------
     Reserve for obsolescence.................................    $ 15,604      $ 7,034      $  4,452        $ 18,186
                                                                 ---------     --------     ---------       ---------
                                                                 ---------     --------     ---------       ---------
     Reserve for returns......................................    $ 14,887      $30,460      $ 25,508(1)     $ 19,839
                                                                 ---------     --------     ---------       ---------
                                                                 ---------     --------     ---------       ---------
May 31, 1994:
     Reserve for royalty advances.............................    $ 13,186      $ 2,486      $    895        $ 14,777
                                                                 ---------     --------     ---------       ---------
                                                                 ---------     --------     ---------       ---------
     Reserve for obsolescence.................................    $ 12,887      $ 6,609      $  3,892        $ 15,604
                                                                 ---------     --------     ---------       ---------
                                                                 ---------     --------     ---------       ---------
     Reserve for returns......................................    $  9,964      $25,239      $ 20,316(1)     $ 14,887
                                                                 ---------     --------     ---------       ---------
                                                                 ---------     --------     ---------       ---------

- - ------------

(1) Represents actual returns charged to reserve.

                       This page left blank intentionally

                                 EXHIBIT INDEX

EXHIBIT                                                                                                        PAGE
  NO.                                                DESCRIPTION                                              NUMBER
- - -------   -------------------------------------------------------------------------------------------------   ------
   3(a)   -- Amended and Restated Certificate of Incorporation of the Registrant.(1).......................
    (b)   -- By-Laws of the Registrant.(2).................................................................
   4(a)   -- Amended and Restated Loan Agreement dated April 11, 1995 between the Registrant and  Citibank,
             N.A., as agent, Marine  Midland Bank, Chase  Manhattan Bank, N.A., The  First National Bank of
             Boston and United Jersey Bank.(10)............................................................
    (b)   -- Amendment to the Amended and restated Loan Agreement dated May 1, 1996........................
    (c)   -- Revolving Loan Agreement  dated June 19, 1995  between the Registrant  and Sun Bank,  National
             Association.(4)...............................................................................
    (d)   -- Amendment to the Revolving Loan Agreement dated August 14, 1996.(4)...........................
    (e)   -- Overdraft Facility  dated June 1,  1992, as amended  on October 30,  1995, between  Scholastic
             Canada Ltd. and CIBC.(4)......................................................................
    (f)   -- Overdraft Facility dated June 24, 1993  between Scholastic Ltd. (formerly known as  Scholastic
             Publications Ltd.) and Citibank, N.A.(4)......................................................
    (g)   -- Overdraft Facility dated  May 14, 1992 as  amended on June 30,  1995, between Scholastic  Ltd.
             (formerly known as Scholastic Publications Ltd.) and Midland Bank.(4).........................
    (h)   -- Overdraft Facility dated February 12, 1993 as amended on January 31, 1995, between  Scholastic
             Australia Pty. Ltd. (formerly known as Ashton Scholastic Pty. Ltd.) and National Australia Bank
             Ltd.(4).......................................................................................
    (i)   -- Indenture  dated  August 15,  1995  relating to  $110.0  million of  Convertible  Subordinated
             Debentures due August 15, 2005 issued by the Registrant.(11)..................................
  10      Material Contracts:
    (a)   -- Scholastic Inc. 401(k)  Savings and Retirement  Plan, as amended  and restated as  of  June 1,
             1992.(11).....................................................................................
    (b)   -- Amended and Restated Retirement Income Plan  for Employees of Scholastic Inc. effective as  of
             July 1, 1989.(11).............................................................................
    (c)   -- 1992 Stock Option Plan.(7)....................................................................
    (d)   -- 1995 Stock Option Plan.(12)...................................................................
    (e)   -- Non-qualified Stock Option Agreement dated July 16, 1987 between the Registrant and  Joseph W.
             Oliver.(3)....................................................................................
    (f)   -- Lease dated as of January 28, 1992 between Ise Hiyoko, Inc. and Scholastic Inc.(6)............
    (g)   -- Amendment  agreement dated  as  of April  1,  1993 between  Ise  Hiyoko, Inc.  and  Scholastic
             Inc.(9).......................................................................................
    (h)   -- Outside Directors' Stock Option Plan.(7)......................................................
    (i)   -- Non-Employee Director Stock-For-Retainer Plan.(8).............................................
    (j)   -- Industrial Development Agency of the City of New York documents:
            (1) Lease agreement dated December 1, 1993.(9).................................................
            (2) Indenture of Trust agreement dated December 1, 1993.(9)....................................
            (3) Project agreement dated December 1, 1993.(9)...............................................
            (4) Sales Tax letter dated December 3, 1993.(9)................................................
  11      Computation of Net Income per Class A, Common and Class A Share and Common Share Equivalents.....
  21      Subsidiaries of the Registrant...................................................................
  23      Consent of Independent Auditors..................................................................

FOOTNOTES:

 (1) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-46338) as filed with the Commission on March 12, 1992.

 (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-45022) as filed with the Commission on January 10, 1992 (the '1992 Registration Statement').

 (3) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-36300) as filed with the Commission on August 6, 1990 (the '1990 Registration Statement').

 (4) Such long-term debt does not individually amount to more than 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Accordingly, pursuant to Item 601(b)(4)(iii) of Regulation S-K, such instrument is not filed herewith. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

 (5) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-48655) as filed with the Commission on June 22, 1992.

 (6) Incorporated by reference to Amendment No. 1 to the 1992 Registration Statement as filed with the Commission on February 21, 1992.

 (7) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 27, 1992 (File No. 0-19860).

 (8) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-74064) as filed with the Commission on January 11, 1994.

 (9) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 26, 1994 (File No. 0-19860).

(10) Incorporated by reference to the Company's Form 10-Q for the quarter ended February 28, 1995 as filed with the Commission on April 13, 1995 (File No. 0-19860).

(11) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 28, 1995 (file No. 0-19860).

(12) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-98186) as filed with the Commission on October 16, 1995.


                              STATEMENT OF DIFFERENCES
                              ------------------------

The service mark symbol shall be expressed as 'sm'
The trademark symbol shall be expressed as 'tm'
The registered trademark symbol shall be expressed as 'r'