Form 10-Q
period 1996-08-31
SCHOLASTIC CORP
filed 1996-10-11
CIK 866729

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

                                  (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the period ended August 31, 1996
                                                            or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________________ to ___________________

                        Commission File Number: 0-19860

                            SCHOLASTIC CORPORATION
            (Exact name of registrant as specified in its charter)


           DELAWARE                                       13-3385513
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

555 Broadway, New York, New York                           10012
(Address of principal executive offices)                  (Zip Code)

                                 212-343-6100
             (Registrant's telephone number, including area code)
       ----------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes [ ] No


                APPLICABLE ONLY TO USERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the

Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                [ ] Yes [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Number of shares outstanding
     Title of each class                              as of September 30, 1996
     -------------------                           ----------------------------
Common Stock, $.01 par value                             15,112,665
Class A Stock, $.01 par value                               828,100

                            SCHOLASTIC CORPORATION

           INDEX TO FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 1996






Part I - Financial Information                                                          Page
         Item 1. Financial Statements

                  Consolidated Condensed Statement of Operations for the Three
                  Months Ended August 31, 1996 and August 31, 1995                        1

                  Consolidated Condensed Balance Sheet at August 31, 1996,
                  May 31, 1996 and August 31, 1995                                        2

                  Consolidated Condensed Statement of Cash Flows for the Three
                  Months Ended August 31, 1996 and August 31, 1995                        3

                  Notes to Consolidated Condensed Financial Statements                    4

         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                            5 - 6

Part II - Other Information

           Item 1.    Legal Proceedings                                                   7

           Item 2.    Changes in Securities                                               7

           Item 3.    Defaults Upon Senior Securities                                     7

           Item 4.    Submission of Matters to a Vote of Security Holders                 7

           Item 5.    Other Information                                                   7

           Item 6.    Exhibits and Reports on Form 8-K                                    7

Signatures                                                                                8


                    PART I - FINANCIAL INFORMATION

                        SCHOLASTIC CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                              (Unaudited)
        (Amounts in thousands except shares and per share data)


                                                         Three Months Ended
                                                         ------------------
                                                      August 31,       August 31,
                                                         1996             1995
                                                     ------------     -------------
Revenues                                             $    158,589      $    135,191
Operating costs and expenses:
   Cost of goods sold                                      93,735            75,541
   Selling, general and administrative expenses            80,561            70,388
   Intangible amortization and depreciation                 3,488             2,522
                                                     ------------      ------------
Total operating costs and expenses                        177,784           148,451

Operating loss                                            (19,194)          (13,260)
Interest expense, net                                       3,371             2,351
                                                     ------------      ------------
Loss before benefit for income taxes                      (22,566)          (15,611)
        Benefit for income taxes
                                                            8,575             5,819
                                                     ------------      ------------
Net loss                                             $    (13,991)     $     (9,792)
                                                     ============     =============


Net loss per share                                   $      (0.88)     $      (0.62)


Weighted average shares outstanding                    15,883,787        15,707,036

                        SEE ACCOMPANYING NOTES

                            SCHOLASTIC CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEET
                            (Amounts in thousands)


                                                                 August 31, 1996          May 31, 1996             August 31, 1995
                                                             --------------------      --------------------     --------------------
                                                                 (Unaudited)                                          (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                       $     1,095              $      4,300                  $     485
   Accounts receivable less allowance for
     doubtful accounts                                                 123,267                   118,390                    114,779
   Inventories:
     Paper                                                              17,131                     9,041                     20,581
     Books and other                                                   225,876                   180,937                    197,432
   Deferred taxes current                                               30,786                    22,694                     23,303
   Prepaid and other deferred expenses                                  18,464                    15,118                     22,992
                                                                     ---------                 ---------                  ---------
     Total current assets                                              416,619                   350,480                    379,572

Property, plant and equipment, net                                     115,997                   114,137                     96,321
Prepublication costs                                                   103,755                   105,016                     84,539
Goodwill and trademarks                                                 41,193                    41,594                      9,327
Royalty advances                                                        26,078                    24,758                     19,659
Other assets and deferred charges                                       38,698                    37,181                     32,735
                                                                     ---------                 ---------                  ---------
                                                                     $ 742,340                 $ 673,166                  $ 622,153
                                                                     =========                 =========                  =========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Lines of credit                                                  $   24,808                $   20,933                 $   16,808
   Accounts payable                                                     70,445                    63,148                     79,513
   Accrued royalties                                                    28,487                    19,074                     18,342
   Deferred revenue                                                     13,823                     9,216                     18,965
   Other current liabilities                                            56,533                    61,027                     49,892
                                                                     ---------                 ---------                  ---------
     Total current liabilities                                         194,096                   173,398                    183,520

Noncurrent liabilities:
   Long-term debt                                                      248,750                   186,810                    174,530
   Other noncurrent liabilities                                         23,838                    24,311                     21,918
                                                                     ---------                 ---------                  ---------
     Total noncurrent liabilities                                      272,588                   211,121                    196,448


Stockholders' equity:
   Class A Stock, $.01 par value                                             8                         8                          8
   Common Stock, $.01 par value                                            164                       163                        162
   Additional paid-in capital                                          195,879                   194,785                    190,907
   Accumulated earnings                                                116,652                   130,643                     88,954
   Less shares held in treasury                                        (36,812)                  (36,812)                   (36,812)
   Foreign currency translation adjustment                                (235)                     (140)                    (1,034)
                                                                     ---------                 ---------                  ---------
     Total stockholder' equity                                         275,656                   288,647                    242,185
                                                                       -------                   -------                    -------
                                                                     $ 742,340                 $ 673,166                  $ 622,153
                                                                     =========                 =========                  =========

                            SEE ACCOMPANYING NOTES

                            SCHOLASTIC CORPORATION

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Amounts in thousands)

                                                                                     Three Months Ended
                                                                                --------------------------
                                                                                August 31,      August 31,
                                                                                  1996             1995
                                                                                ----------      ----------
Net cash used in operating activities                                            $(51,654)        $(65,063)

Cash flows from investing activities:
   Prepublication cost expenditures                                                (5,465)         (12,115)
   Additions to property, plant and equipment                                      (4,654)          (4,764)
   Royalty advances paid                                                           (3,850)          (5,101)
   Production cost expenditures                                                    (3,584)          (4,438)
   Business and trademark acquisition-related payments                               (673)          (1,061)
                                                                                ----------      ----------
Net cash used in investing activities                                             (18,226)         (27,479)

Cash flows from financing activities:
   Borrowings under loan agreement and revolver                                   112,096           84,500
   Principal paydowns on loan agreement and revolver                              (50,208)        (111,545)
   Proceeds from issuance of convertible debt                                           0          107,250
   Borrowings under lines of credit                                                 9,257           17,089
   Principal paydowns on lines of credit                                           (5,512)          (9,319)
   Other, net                                                                       1,071            1,314
                                                                                ----------      ----------
Net cash provided by financing activities                                          66,704           89,289
Effects of exchange rate changes on cash                                             (29)               30
                                                                                ----------      ----------
Decrease in cash and cash equivalents                                              (3,205)          (3,223)

Cash and cash equivalents at beginning of period                                    4,300            3,708
                                                                                ----------      ----------

Cash and cash equivalents at end of period                                      $   1,095       $      485
                                                                                ==========      ==========

Supplemental information:
   Income taxes paid                                                            $     881       $      562
   Interest paid                                                                $   4,112       $    2,484

                        SEE ACCOMPANYING NOTES

                        SCHOLASTIC CORPORATION

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)


1.  Basis of Presentation

The accompanying consolidated condensed financial statements have not been audited, but reflect those adjustments consisting of normal recurring items which management considers necessary for a fair presentation of financial position, results of operations and cash flow. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the 1996 Annual Report to shareholders.

The business of Scholastic Corporation (the "Company") is the publication and sale of educational materials and its business cycle is closely correlated to the normal school year. The results of operations for the three months ended August 31, 1996 and August 31, 1995 are not indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the prior year's August 31 balance sheet is included for comparative purposes.

Certain prior year amounts have been reclassified in the accompanying consolidated condensed financial statements to conform to the current year presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

2.  Long Term Debt

The Company has a loan agreement (the "Loan Agreement") with certain banks which provide for revolving credit loans and letters of credit in the amount of $135.0 million, with a right, in certain circumstances, to increase it up to $160.0 million. The Loan Agreement expires on May 31, 2000. At August 31, 1996, the amount available of $135.0 million was reduced by letters of credit outstanding in the amount of $1.3 million, and the aggregate amount of borrowings was $119.0 million.

The Company has a Revolving Loan Agreement (the "Revolver") with Sun Bank, National Association, which provides for revolving credit loans in an aggregate principal amount of up to $35.0 million. At August 31, 1996, the aggregate amount of borrowings was $17.0 million.

On August 18, 1995, the Company sold $110.0 million of 5.0%
Convertible Subordinated Debentures due August 15, 2005 (the

"Debentures") under Regulation S and Rule 144A of the Securities Act of 1933. The Debentures are listed on the Luxembourg Stock Exchange and the portion sold under Rule 144A is designated for trading in the Portal system of the National Association of Securities Dealers, Inc. Interest on the Debentures is payable semi-annually on August 15 and February 15 of each year. The Debentures are redeemable at the option of the Company, in whole, but not in part, at any time on or after August 15, 1998 at 100% of the principal amount plus accrued interest. Each Debenture is convertible, at the holder's option, any time prior to maturity, into Common Stock of the Company at a conversion price of $76.86 per share.

                        SCHOLASTIC CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Results of Operations



Revenues for the quarter ended August 31, 1996 increased from $135.2 million to $158.6 million, or 17%, versus the comparable quarter of the prior year. Revenues improved primarily due to a $14.5 million, or 15%, increase in domestic book publishing, resulting from continued strength in the trade and home continuity businesses, combined with initial sales of Scholastic's instructional publishing reading program, Literacy Place. Video and New Media revenues increased $5.5 million from $2.3 million due to increased merchandising and licensing revenues primarily from the Goosebumps branded products and production fees for the Goosebumps television series. International revenues also increased by 11% versus the comparable quarter last year. This increase is primarily due to strong trade business in the United Kingdom and Canada.


As a percentage of revenue, cost of goods sold increased from 56% to 59% compared to the prior year first quarter primarily due to the Company's sales mix, specifically the impact of trade sales growth, which has a higher cost of sales than the Company's other channels. Selling, general and administrative expense as a percentage of revenue decreased from 52% in the first quarter of the prior year to 51% this fiscal year.


The operating loss for the quarter ended August 31, 1996 increased from $13.3 million in the prior fiscal year to $19.1 million in this fiscal year. The net loss for the quarter ended August 31, 1996 was $14.0 million, or $0.88 per share, versus $9.8 million, or $0.62 per share, in the comparable quarter in the prior year. The increase in the net loss was due to increases in operating and promotional costs to support the growth plan for the upcoming school year, as well as the one time Texas adoption and resulting sales of the Scholastic Early Childhood Workshop during the prior year first quarter. Scholastic's first quarter is traditionally a loss period due to significantly lower revenues from the Company's school-based book club, book fair and classroom magazine businesses, which operate at a substantially lower level during the summer months and incur a higher level of operating expenses as a percentage of revenue.


Liquidity and Capital Resources

The Company's cash and cash equivalents decreased by a comparable amount during the first quarter of fiscal 1996 and 1995, respectively. During the first quarter of each of these fiscal years, cash provided by financing activities funded net cash used in operating and investing activities.

For the first quarter of fiscal 1996 and 1995, net cash provided by financing activities was $66.7 million and $89.3 million, respectively. Financing activities primarily consisted of borrowings and paydowns under the Loan Agreement and the Revolver and in the first quarter of fiscal 1995, financing activities also consisted of the sale of the Debentures. Borrowings under the Loan Agreement have been a primary source of the Company's liquidity. In the three months of June, July and August, the Company experiences negative cash flows due to the seasonality of the business, and, as a consequence, its borrowings increase during these months.

Cash used in investing activities was $18.2 million and $27.5 million for the first quarter of fiscal 1996 and 1995, respectively. Investing activities primarily consist of prepublication and production cost expenditures, payments for capital expenditures and royalty advances. Prepublication cost expenditures totaled $5.5 million and $12.1 million for the first quarter of fiscal year 1996 and 1995, respectively. The $6.6 million decrease in prepublication costs at August 31, 1996 over the comparable period in the prior year was largely due to the absence of costs associated with the Company's expansion of its instructional publishing and technology based activities, primarily the Company's investments in the development of a literacy program. Cash used in other investing activities such as production cost expenditures, payments for capital expenditures and royalty advances decreased modestly from the first quarter of fiscal 1995.

The Company believes its existing cash position, combined with funds generated from operations and funds available under the Loan Agreement and the Revolver, will be sufficient to finance its ongoing working capital requirements for the remainder of the fiscal year.

                      PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5

           These items, which would be answered in the negative, have been omitted.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

               Exhibit
               Number          Description of Document

               3  (a) Amended and Restated Certificate of Incorporation of the
                      Registrant. (1)

                  (b) By-laws of the Registrant. (2)

               4  (a) Amended and Restated Loan Agreement dated April 11, 1995 among the Registrant, Scholastic Inc., Citibank, N.A., as agent, Marine Midland Bank, Chase Manhattan Bank, N.A., The First National Bank of Boston and United Jersey
                      Bank. (4)

                  (b) Amendment to the Amended and Restated Loan Agreement
                      dated May 1, 1996. (6)

                  (c) Revolving Loan Agreement dated June 19, 1995 between the
                      Registrant, Scholastic Inc. and Sun Bank, National Association. (3)

                  (d) Amendment to the Revolving Loan Agreement dated August
                      14, 1996. (3)

                  (e) Overdraft Facility dated June 1, 1992, as amended on
                      October 30, 1995 between Scholastic Canada Ltd. and CIBC. (3)

                  (f) Overdraft Facility dated June 24, 1993 between Scholastic
                      Ltd. (formerly known as Scholastic Publications Ltd.) and Citibank, N.A. (3)

                  (g) Overdraft Facility dated May 14, 1992 as amended on June
                      30 1995, between Scholastic Ltd. (formerly known as Scholastic Publications Ltd.) and Midland Bank. (3)

                  (h) Overdraft Facility dated February 12, 1993, as amended on
                      January 31, 1995 between Scholastic Australia Pty. Ltd. (formerly known as Ashton Scholastic Pty. Ltd.) and National Australia Bank Ltd. (3)


                  (i) Indenture dated August 15, 1995, relating to $110 million of 5% Convertible Subordinated Debentures due August 15, 2005 issued by the Registrant. (5)

(b) Reports on Form 8-K.
                - None.
--------
Footnotes:

(1)      Incorporated by reference to the Company's Registration
         Statement on Form S-8 (Registration No. 33-46338) as filed with the Commission on March 12, 1992.

(2)      Incorporated by reference to the Company's Registration
         Statement on Form S-1(Registration No. 33-45022) as filed with the Commission on January 10, 1992 (the "1992
         Registration Statement").

(3) Such long-term debt does not individually amount to more than 10% of the total assets of the subsidiaries on a Registrant and its consolidated basis. Accordingly, pursuant to Item 601(b)(4)(iii) of Regulation S-K, such instrument is not filed herewith. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

(4) Incorporated by reference to the Company's Form 10-Q for the quarter ended February 28, 1995 as filed with the Commission on April 13, 1995 (File No. 0-19860).

(5) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 28, 1995 (File No. 0-19860).

(6) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 23, 1996 (File No. 0-19860).

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Scholastic Corporation
                                                  _______________________
                                                  (Registrant)




Date: October 11, 1996                            /s/ Richard Robinson
      ________________                            ____________________
                                                  Chairman of the Board,
                                                  President, Chief Executive
                                                  Officer & Director




Date: October 11, 1996                            /s/ Kevin J. McEnery
      ________________                            ____________________
                                                  Executive Vice President and
                                                  Chief Financial Officer