Form 10-Q
period 1996-11-30
SCHOLASTIC CORP
filed 1997-01-14
CIK 866729

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-Q

                              (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the period ended November 30, 1996
                                  or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the transition period from _________________ to ______________________

                    Commission File Number: 0-19860

                        SCHOLASTIC CORPORATION
        (Exact name of registrant as specified in its charter)

           DELAWARE                                      13-3385513
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

    555 Broadway, New York, New York                        10012
---------------------------------------                  -----------
(Address of principal executive offices)                  (Zip Code)


                                 212-343-6100
             ---------------------------------------------------
             (Registrant's telephone number, including area code)


             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                [ ] Yes [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Number of shares outstanding
     Title of each class                              as of December 31, 1996
     -------------------                              -----------------------

Common Stock, $.01 par value                                15,244,899
Class A Stock, $.01 par value                                  828,100

                            SCHOLASTIC CORPORATION
          INDEX TO FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 1996


Part I - Financial Information                                                                    Page
                                                                                                 ------
         Item 1. Financial Statements

                  Consolidated Condensed Statement of Income for the Three
                  Months Ended November 30, 1996 and November 30, 1995
                  and for the Six Months ended November 30, 1996 and 1995                          1

                  Consolidated Condensed Balance Sheet at November 30, 1996,
                  May 31, 1996 and November 30, 1995                                               2

                  Consolidated Condensed Statement of Cash Flows for the Six
                  Months Ended November 30, 1996 and November 30, 1995                             3

                  Notes to Consolidated Condensed Financial Statements                           4 - 5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                     6 - 7


Part II - Other Information

           Item 1.    Legal Proceedings                                                            8

           Item 2.    Changes in Securities                                                        8

           Item 3.    Defaults Upon Senior Securities                                              8


           Item 4.    Submission of Matters to a Vote of Security Holders                          8

           Item 5.    Other Information                                                            8

           Item 6.    Exhibits and Reports on Form 8-K                                             8

Signatures                                                                                         9

                        PART I - FINANCIAL INFORMATION

                            SCHOLASTIC CORPORATION
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                  (Unaudited)
            (Amounts in thousands except shares and per share data)


                                                         Three Months Ended                Six Months Ended
                                                     --------------------------     ---------------------------
                                                     November 30,   November 30,    November 30,    November 30,
                                                        1996           1995            1996             1995
                                                    -----------     -----------     -----------     -----------
Revenues                                            $   342,174     $   294,610     $   500,763     $   429,801
Operating costs and expenses:
   Cost of goods sold                                   165,799         139,315         259,534         221,055
   Selling, general and administrative expenses         106,683          98,943         187,244         163,132
   Intangible amortization and depreciation               4,125           3,142           7,613           5,664
                                                    -----------     -----------     -----------     -----------
Total operating costs and expenses                      276,607         241,400         454,391         389,851

Operating income                                         65,567          53,210          46,372          39,950
Interest expense, net                                     4,211           3,014           7,582           5,365
                                                    -----------     -----------     -----------     -----------
Income before provision for income taxes                 61,356          50,196          38,790          34,585
Provision for income taxes                               22,886          19,074          14,311          13,255
                                                    -----------     -----------     -----------     -----------

Net income                                          $    38,470     $    31,122     $    24,479     $    21,330
                                                    ===========     ===========     ===========     ===========
Primary earnings per share                          $      2.36     $      1.92     $      1.51     $      1.32
Fully diluted earnings per share                    $      2.21     $      1.81     $      1.47     $      1.31

Weighted average Class A, Common and
   Class A Share and Common Share
   Equivalents:
Primary                                              16,322,474      16,180,250      16,254,388      16,100,166
Fully diluted                                        17,780,788      17,660,765      17,763,006      17,008,669

                            SEE ACCOMPANYING NOTES

                             SCHOLASTIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET

                             (Amounts in thousands)

                                            November 30, 1996  May 31, 1996  November 30, 1995
                                            -----------------  ------------  -----------------
                                               (Unaudited)                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                      $    2,212      $   4,300          $     567
   Accounts receivable less allowance for
     doubtful accounts                               184,907        118,390            157,966
   Inventories:
     Paper                                            16,616          9,041             14,778
     Books and other                                 222,603        180,937            203,303
   Prepaid and other deferred expenses                17,296         15,118             17,531
   Deferred taxes current                             23,605         22,694             17,715
                                                   ---------      ---------          ---------
     Total current assets                            467,239        350,480            411,860

Property, plant and equipment, net                   122,111        114,137            101,001
Prepublication costs                                 104,185        105,016             95,233
Other assets and deferred charges                    117,758        103,533             59,790
                                                   ---------      ---------          ---------
                                                   $ 811,293      $ 673,166          $ 667,884
                                                   =========      =========          =========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   64,609         63,148             60,181
   Deferred revenue                                   34,064          9,216             35,059
   Other accrued expenses                             65,096         60,756             67,575
   Other current liabilities                          48,659         40,278             29,852
                                                   ---------      ---------          ---------
     Total current liabilities                       212,428        173,398            192,667

Noncurrent liabilities:
   Long-term debt                                    252,350        186,810            178,151
   Other noncurrent liabilities                       23,983         24,311             22,130
                                                   ---------      ---------          ---------
     Total noncurrent liabilities                    276,333        211,121            200,281
Stockholders' equity:
   Class A Stock, $.01 par value                           8              8                  8
   Common Stock, $.01 par value                          165            163                163
   Additional paid-in capital                        202,349        194,785            192,947
   Accumulated earnings                              155,122        130,643            120,076
   Less shares held in treasury                      (36,812)       (36,812)           (36,812)
   Foreign currency translation adjustment             1,700           (140)            (1,446)
                                                   ---------      ---------          ---------

     Total stockholders' equity                      322,532        288,647            274,936
                                                   ---------      ---------          ---------
                                                     811,293        673,166          $ 667,884
                                                   =========      =========          =========

                             SEE ACCOMPANYING NOTES

                             SCHOLASTIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)
                             (Amounts in thousands)

                                                                Six Months Ended
                                                          ----------------------------
                                                          November 30,    November 30,
                                                              1996            1995
                                                          ------------    ------------
Net cash used in operating activities                      $ (26,706)     $ (36,955)
Cash flows from investing activities:
   Additions to property, plant and equipment                (12,977)       (12,003)
   Prepublication cost expenditures                          (12,765)       (26,735)
   Business acquisition-related payments                     (10,829)        (1,068)
   Royalty advances paid                                      (7,988)        (9,965)
   Preproduction cost expenditures                            (6,244)        (6,989)
                                                           ---------      ---------
Net cash used in investing activities                        (50,803)       (56,760)
Cash flows from financing activities:
   Borrowings under lines of credit                          152,183        115,250
   Principal paydowns on lines of credit                     (86,757)      (138,708)
   Proceeds received from issuance of convertible debt             0        107,250
   Proceeds received from notes payable                       17,760         27,612
   Principal paydowns on notes payable                       (15,282)       (23,900)
   Tax benefit realized from stock option transactions         3,622          2,228
   Other, net                                                  3,914            826
                                                           ---------      ---------
Net cash provided by financing activities                     75,440         90,558
Effects of exchange rate changes on cash                         (19)            16
                                                           ---------      ---------
Net decrease in cash and cash equivalents                     (2,088)        (3,141)
Cash and cash equivalents at beginning of period               4,300          3,708
                                                           ---------      ---------
Cash and cash equivalents at end of period                 $   2,212      $     567
                                                           =========      =========

Supplemental information:
   Income taxes paid                                       $   9,672      $   1,288
   Interest paid                                           $   6,844      $   4,139

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

The business of Scholastic Corporation including its subsidiaries (the "Company") is the publication and sale of educational materials and its business cycle is closely correlated to the normal school year. The results of operations for the six months ended November 30, 1996 and November 30, 1995 are not indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the prior year's November 30 balance sheet is included for comparative purposes.

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

2.  Long Term Debt

The Company has a loan agreement (the "Loan Agreement") with certain banks which provide for revolving credit loans and letters of credit in the amount of $135.0 million, with a right, in certain circumstances, to increase it up to $160.0 million. The Loan Agreement expires on May 31, 2000. At November 30, 1996, the amount available of $135.0 million was reduced by letters of credit outstanding in the amount of $1.3 million, and the aggregate amount of borrowings was $115.0 million.

The Company has a Revolving Loan Agreement (the "Revolver") with Sun Bank, National Association, which provides for revolving credit loans in an aggregate principal amount of up to $35.0 million. At November 30, 1996, the aggregate amount of borrowings was $24.6 million.

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

3.  Stockholder's Equity

During the six months ended November 30, 1996, options to purchase a total of 192,225 shares of Common Stock were exercised at per share prices ranging from $1.17 to $57.56. The exercise of these options resulted in a tax deduction of $3.6 million, which was credited directly to additional paid-in capital.

4.  Subsequent Event

On December 23, 1996, the Company issued $125.0 million of 7% Notes due December 15, 2003 (the "Notes"). The Notes are unsecured and unsubordinated obligations of the Company and will mature on December 15, 2003. The Notes are not redeemable prior to maturity. Interest on the Notes will be payable semi-annually on December 15 and June 15 of each year, commencing on June 15, 1997. The net proceeds (including accrued interest) from the issuance of the Notes were $123.9 million, after deducting underwriting discount and other related offering costs. The Company utilized the net proceeds to repay amounts outstanding under the Loan Agreement.

                             SCHOLASTIC CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the quarter ended November 30, 1996 increased from $294.6 million to $342.2 million, or 16%, versus the comparable quarter of the prior year. Revenues improved due to a $22.6 million, or 11%, increase in domestic book publishing, resulting from an increase in Book Fairs sales and an increase in book club sales due to the addition of the Trumpet book clubs that were acquired in January 1996. Media, TV/Movie Productions and Licensing revenues increased 129% from $9.1 million to $21.0 million due to increased merchandising and licensing revenues primarily from Goosebumps merchandise licensing royalties. International revenues also increased by 27% versus the comparable quarter last year due to strong trade and book fair sales in the Canadian and United Kingdom subsidiaries, with the United Kingdom revenue benefiting from the Pages book fairs purchased in March 1996. Revenues for the six months ended November 30, 1996 totaled $500.8 million, a 17% increase over revenue reported for the six months ended November 30, 1995.

As a percentage of revenue, cost of goods sold increased 1.2% for the quarter and 0.4% for the six months ended November 30, 1996 versus the comparable periods in the prior year. For the quarter the increase is a result of the Company's sales mix and increased prepublication cost amortization due to Scholastic's Literacy Place program, partly offset by the sales growth in merchandise licensing. Selling, general and administrative expense as a percentage of revenue decreased 2.4% for the quarter and 0.6% for the six months ended November 30, 1996 versus the comparable periods in the prior year, largely as a result of selling expenses growing slower than sales.

Operating income for the quarter ended November 30, 1996 increased from $53.2 million in the corresponding quarter of the prior fiscal year to $65.6 million. This increase in operating income results reflects the increase in high margin license royalties combined with improved international and children's book publishing margins. Operating income for the six months ended November 30, 1996, increased $6.4 million or 16% over the six months ended November 30, 1995.

Net income for the quarter ended November 30, 1996 was $38.5 million versus $31.1 million in the comparable quarter in the prior year. Primary earnings per share increased to $2.36 from $1.92 and fully diluted earnings per share increased to $2.21 from $1.81 in the comparable quarter last year. Net income for the six months ended November 30, 1996 was $24.5 million versus $21.3 million in the comparable period last year. Primary earnings per share increased to $1.51 from $1.32 and fully diluted earnings per share increased to $1.47 from $1.31 in the comparable six month period in the prior year.

Liquidity and Capital Resources

The Company had a net decrease in cash and cash equivalents for the six months ended November 30, 1996 of $2.1 million, compared to a net decrease for the comparable period in the prior year of $3.1 million. Cash provided by financing activities funded the net cash used in operating and investing activities during the six months ended November 30, 1996 and 1995.

For the six months ended November 30, 1996 and 1995, net cash provided by financing activities was $75.4 million and $90.6 million, respectively. Financing activities consisted primarily of borrowings and paydowns under the Loan Agreement and Revolver and, in the prior year, also of the sale of Debentures. Proceeds from the sale of Debentures and borrowings under the Loan Agreement have been the primary source of the Company's liquidity.

Cash used in investing activities was $50.8 million and $56.8 million for the first six months of fiscal 1997 and 1996, respectively. Investing activities primarily consist of prepublication and production cost expenditures, payments for capital expenditures, payments for business and trademark acquisitions, and royalty advances. Prepublication cost expenditures totaled $12.8 million and

$26.7 million for the first six months of fiscal 1997 and 1996, respectively. The $13.9 million decrease in prepublication costs for the six months ended November 30, 1996 over the comparable period in the prior year was largely due to the reduction of costs associated with the Company's investment in its instructional publishing and technology based activities, primarily the development of a literacy program. Business and trademark acquisition payments totaled $10.8 million and $1.1 million for the first six months of fiscal 1997 and 1996, respectively, was due largely to the Company's acquisition of Lectorum Publications, Inc. on September 4, 1996, and the Company's investment in Gallimard S.A. Cash used in other investing activities such as production cost expenditures, payments for capital expenditures and royalty advances changed modestly from the first six months of fiscal 1996.

The Company believes its existing cash position, combined with funds generated from operations, the proceeds from the issuance of the $125.0 million of Notes and funds available under the Loan Agreement and the Revolver, will be sufficient to finance its ongoing working capital requirements for the foreseeable future.

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

                  (b) Revolving Loan Agreement dated June 19, 1995 between the
                      Registrant, Scholastic Inc. and Sun Bank, National Association. (3)


                  (c) Overdraft Facility dated June 1, 1992, as amended on
                      September 12, 1994 between Scholastic Canada Ltd. and CIBC. (3)

                  (d) Overdraft Facility dated June 24, 1993 between Scholastic
                      Ltd. (formerly known as Scholastic Publications Ltd.) and Citibank, N.A. (3)

                  (e) Overdraft Facility dated May 14, 1992 as amended on
                      November 2, 1992, between Scholastic Ltd. (formerly known as Scholastic Publications Ltd.) and Midland Bank. (3)

                  (f) Overdraft Facility dated April 20, 1993 between Ashton
                      Scholastic Ltd. and ANZ Banking Group Ltd. (3)

                  (g) Overdraft Facility dated February 12, 1993, as amended on
                      January 31, 1995 between Scholastic Australia Pty. Ltd. (formerly known as Ashton Scholastic Pty. Ltd.) and National Australia Bank Ltd. (3)

                  (h) Indenture dated August 15, 1995, relating to $110 million of 5% Convertible Subordinated Debentures due August 15, 2005 issued by the Registrant. (5)

                  (i) Indenture dated December 15, 1996, relating to $125
                      million of 7% Notes due December 15, 2003 issued by the Registrant. (6)

              11 Computation of Net Income per Class A, Common and Class A Share and Common Share Equivalents.

(b) Reports on Form 8-K.
                - Current Report filed on Form 8-K with the Commission on
                  December 12, 1996

-----------
Footnotes:

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

(5) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 28, 1995 ( File No. 0-19860).

(6) Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-17365) as filed with the Commission on December 11, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Scholastic Corporation
                                                    ----------------------------
                                                    (Registrant)


Date: January 14, 1997                              /s/ Richard Robinson
                                                    ----------------------------
                                                    Chairman of the Board,
                                                    President, Chief Executive
                                                    Officer & Director

Date: January 14, 1997                              /s/ Kevin J. McEnery
                                                    ----------------------------
                                                    Executive Vice President and
                                                    Chief Financial Officer