Form 10-Q
period 1997-02-28
SCHOLASTIC CORP
filed 1997-04-09
CIK 866729

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                     For the period ended February 28, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from _________ to _________

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

              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                                [ ] Yes   [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Number of shares outstanding
              Title of each class              as of March 31, 1997
              -------------------          ----------------------------
         Common Stock, $.01 par value              15,363,332
         Class A Stock, $.01 par value                828,100

                             SCHOLASTIC CORPORATION
           INDEX TO FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 1997

Part I - Financial Information                                              Page
                                                                            ----
         Item 1. Financial Statements

                 Consolidated Condensed Statement of Operations for the
                 Three Months Ended February 28, 1997 and February 29, 1996 and for the Nine Months ended February 28, 1997 and
                 February 29, 1996                                           1

                 Consolidated Condensed Balance Sheet at February 28, 1997,
                 May 31, 1996 and February 29, 1996                          2

                 Consolidated Condensed Statement of Cash Flows for the
                 Nine Months Ended February 28, 1997 and February 29, 1996   3

                 Notes to Consolidated Condensed Financial Statements       4-5

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        6-7

Part II - Other Information

          Item 1. Legal Proceedings                                          8

          Item 2. Changes in Securities                                      8

          Item 3. Defaults Upon Senior Securities                            8

          Item 4. Submission of Matters to a Vote of Security Holders        8

          Item 5. Other Information                                          8

          Item 6. Exhibits and Reports on Form 8-K                           8

Signatures                                                                   9

                         PART I - FINANCIAL INFORMATION

                             SCHOLASTIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
             (Amounts in thousands except shares and per share data)

                                                       Three Months Ended           Nine Months Ended
                                                  ---------------------------  --------------------------
                                                  February 28,   February 29,  February 28,  February 29,
                                                      1997           1996          1997          1996
                                                  ------------   ------------  ------------  ------------
Revenues                                           $  210,728     $  216,085    $  711,491    $  645,886
Operating costs and expenses:
   Cost of goods sold                                 118,827        109,159       378,361       330,214
   Selling, general and administrative expenses       103,599         86,488       290,843       249,620
   Intangible amortization and depreciation             4,080          3,301        11,693         8,965
                                                   ----------     ----------    ----------    ----------
Total operating costs and expenses                    226,506        198,948       680,897       588,799

Operating income (loss)                               (15,778)        17,137        30,594        57,087
Interest expense, net                                   4,445          2,799        12,027         8,164
                                                   ----------     ----------    ----------    ----------
Income (loss) before income taxes                     (20,223)        14,338        18,567        48,923
Provision (benefit) for income taxes                   (7,685)         5,449         6,626        18,704
                                                   ----------     ----------    ----------    ----------
Net income (loss)                                  $  (12,538)    $    8,889    $   11,941    $   30,219
                                                   ==========     ==========    ==========    ==========

Primary earnings (loss) per share                  $    (0.78)    $     0.55    $     0.72    $     1.87
Fully diluted earnings (loss) per share            $    (0.78)    $     0.55    $     0.72    $     1.86

Weighted average Class A, Common and Class A
 Share and Common Share Equivalents:
Primary                                            16,088,377     16,270,963    16,486,505    16,142,500
Fully diluted                                      16,088,377     17,702,137    17,938,550    17,223,484

                             SEE ACCOMPANYING NOTES

                             SCHOLASTIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Amounts in thousands)

                                             February 28,    May 31,     February 29,
                                                 1997         1996           1996
                                             ------------   ---------    ------------
                                             (Unaudited)                 (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                  $   2,270     $   4,300     $   1,148
   Accounts receivable less allowance for
     doubtful accounts                          104,435       118,390       106,980
   Inventories:
     Paper                                       12,681         9,041        16,310
     Books and other                            230,084       180,937       223,584
   Prepaid and other deferred expenses           23,419        15,118        24,290
   Deferred taxes current                        27,103        22,694        17,730
                                              ---------     ---------     ---------
     Total current assets                       399,992       350,480       390,042

Property, plant and equipment, net              129,024       114,137       107,143
Prepublication costs                            106,061       105,016       101,711
Other assets and deferred charges               154,008       103,533        76,358
                                              ---------     ---------     ---------
                                              $ 789,085     $ 673,166     $ 675,254
                                              =========     =========     =========
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                           $  64,706     $  63,148     $  68,843
   Deferred revenue                              21,654         9,216        20,873
   Other accrued expenses                        50,945        60,756        55,309
   Other current liabilities                     34,739        40,278        36,484
                                              ---------     ---------     ---------
     Total current liabilities                  172,044       173,398       181,509

Noncurrent liabilities:
   Long-term debt                               281,820       186,810       186,563
   Other noncurrent liabilities                  24,733        24,311        21,578
                                              ---------     ---------     ---------
     Total noncurrent liabilities               306,553       211,121       208,141

Stockholders' equity:
   Class A Stock, $.01 par value                      8             8             8
   Common Stock, $.01 par value                     166           163           163
   Additional paid-in capital                   204,780       194,785       194,321
   Accumulated earnings                         142,584       130,643       128,965
   Less shares held in treasury                 (36,812)      (36,812)      (36,812)
   Foreign currency translation adjustment         (238)         (140)       (1,041)
                                              ---------     ---------     ---------
     Total stockholders' equity                 310,488       288,647       285,604
                                              ---------     ---------     ---------
                                              $ 789,085     $ 673,166     $ 675,254
                                              =========     =========     =========

                             SEE ACCOMPANYING NOTES

                             SCHOLASTIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                             Nine Months Ended
                                                         --------------------------
                                                         February 28,  February 29,
                                                             1997          1996
                                                         ------------  ------------
Net cash provided by/(used) in operating activities       $  19,094     $  (3,021)

Cash flows from investing activities:
   Business acquisition-related payments                    (32,190)      (19,790)
   Royalty advances paid                                    (25,581)      (14,615)
   Prepublication cost expenditures                         (21,619)      (37,359)
   Additions to property, plant and equipment               (20,613)      (20,028)
   Preproduction cost expenditures                           (7,904)       (4,403)
                                                          ---------     ---------
Net cash used in investing activities                      (107,907)      (96,195)

Cash flows from financing activities:
   Borrowings under loan agreement and revolver             233,472       162,474
   Principal paydowns on loan agreement and revolver       (264,416)     (177,572)
   Proceeds received from issuance of notes payable         123,903             0
   Proceeds received from issuance of convertible debt            0       107,250
   Borrowings under lines of credit                          27,753        36,737
   Principal paydowns on lines of credit                    (43,468)      (36,533)
   Tax benefit realized from stock option transactions        5,254         2,776
   Other, net                                                 4,342         1,467
                                                          ---------     ---------
Net cash provided by financing activities                    86,840        96,599
Effects of exchange rate changes on cash                        (57)           57
                                                          ---------     ---------
Net decrease in cash and cash equivalents                    (2,030)       (2,560)

Cash and cash equivalents at beginning of period              4,300         3,708
                                                          ---------     ---------

Cash and cash equivalents at end of period                $   2,270     $   1,148
                                                          =========     =========
Supplemental information:
   Income taxes paid                                      $  25,445     $  15,294
   Interest paid                                          $  11,682     $   7,912

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

The business of Scholastic Corporation including its subsidiaries (the "Company") is the publication and sale of educational materials and its business cycle is closely correlated to the normal school year. The results of operations for the nine months ended February 28, 1997 and February 29, 1996 are not indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the prior year's February 29 balance sheet is included for comparative purposes.

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

2. Long Term Debt

The Company has a loan agreement (the "Loan Agreement") with certain banks which provides for revolving credit loans and letters of credit in an aggregate amount of up to $135.0 million, with a right, in certain circumstances, to increase such amount up to $160.0 million. The Loan Agreement expires on May 31, 2000. At February 28, 1997, the amount available of $135.0 million was reduced by letters of credit outstanding in the amount of $1.3 million, and the aggregate amount of borrowings outstanding was $34.0 million.

The Company has a Revolving Loan Agreement (the "Revolver") with Sun Bank, National Association, which provides for revolving credit loans in an aggregate principal amount of up to $35.0 million. At February 28, 1997, the aggregate amount of borrowings outstanding was $9.1 million.

On December 23, 1996, the Company issued $125.0 million of 7% Notes due 2003 (the "Notes"). The Notes are unsecured and unsubordinated obligations of the Company and will mature on December 15, 2003. The Notes are not redeemable prior to maturity. Interest on the Notes will be payable semi-annually on December 15 and June 15 of each year, commencing on June 15, 1997. The net proceeds (including accrued interest) from the issuance of the Notes were $123.9 million after deducting an underwriting discount and other related offering costs. The Company utilized the net proceeds primarily to repay amounts outstanding under the Loan Agreement.

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

                             SCHOLASTIC CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the quarter ended February 28, 1997 decreased from $216.1 million to $210.7 million, or 2%, versus the comparable quarter of the prior year. Domestic book publishing revenues decreased $11.2 million, or 8%, principally due to (i) a decline in the retail trade channel sales of older Goosebumps(R) titles, the greatest portion of which affected January and February results,
(ii) a reduction in revenues of $11.8 million (included in the special charge described below) reflecting increased reserves for anticipated book returns and
(iii) a book club sales decrease as a result of a modest decrease in orders and revenue per order. These results were partially offset by increases in book fair revenues and trade sales of non-Goosebumps titles. International revenues increased by 18% versus the comparable quarter last year due to strong trade sales combined with the benefit of recent book distribution acquisitions by the United Kingdom subsidiary. Revenues for the nine months ended February 28, 1997 totaled $711.5 million, a 10% increase over revenue reported for the nine months ended February 29, 1996.

As a percentage of revenue, cost of goods sold increased from 50.5% to 56.4% for the quarter and from 51.1% to 53.2% for the nine months ended February 28, 1997 versus the comparable periods in the prior year. For the quarter and the nine months ended February 28, 1997, 2.0% and 0.6%, respectively, of the increase is a result of a special charge recorded in the third quarter to increase the reserve for anticipated book returns. The remainder of the increase is a result of the Company's sales mix and increased prepublication cost amortization largely due to the Scholastic Literacy Place(R) program. Selling, general and administrative expense as a percentage of revenue increased from 40.0% to 49.2% for the quarter and from 38.6% to 40.9% for the nine months ended February 28, 1997 versus the comparable periods in the prior year. Of the increase for the quarter and the nine months ended February 28, 1997, 3.9% and 1.1%, respectively, was due to the special charge recorded in the third quarter. The remaining increase is largely a result of lower than anticipated revenues combined with planned increases in selling, general and administrative expenses.

The third quarter ended February 28, 1997 resulted in an operating loss of $15.8 million compared to operating income in the corresponding quarter of the prior fiscal year of $17.1 million. The operating results for the quarter included the $13.0 million impact of special charges, primarily for an increase in the reserve for anticipated book returns based principally on a significant increase in returns during January and February. In addition, lower revenue combined with planned increases in selling, general and administrative expenses adversely affected margins and contributed to this operating loss. Operating income for the nine months ended February 28, 1997 decreased $26.5 million or 46% over the nine months ended February 29, 1996.

The quarter ended February 28, 1997 resulted in a net loss of $12.5 million versus net income of $8.9 million in the comparable quarter in the prior year. Primary and fully diluted earnings per share decreased from $0.55 in the comparable quarter last year to a net loss per share of $0.78 (including a $0.50 per share impact for the third quarter special charge ). Net income for the nine months ended February 28, 1997 was $11.9 million versus $30.2 million in the comparable period last year. Primary and fully diluted earnings per share decreased to $0.72 from $1.87 primary and $1.86 fully diluted in the comparable nine month period in the prior year.

Liquidity and Capital Resources

The Company had a net decrease in cash and cash equivalents for the nine months ended February 28, 1997 of $2.0 million, compared to a net decrease for the comparable period in the prior year of $2.6 million. Cash provided by financing and operating activities funded the net cash used in investing activities during the nine months ended February 28, 1997.

For the nine months ended February 28, 1997 and February 29, 1996, net cash provided by financing activities was $86.8 million and $96.6 million, respectively. Financing activities consisted primarily of borrowings and paydowns under the Loan Agreement and Revolver, the issuance of the Notes in fiscal 1997 and the sale of the Debentures in fiscal 1996. Proceeds from the sale of Debentures, the issuance of the Notes and borrowings under the Loan Agreement as well as cash provided by operating activities have been the primary source of the Company's liquidity.

Cash used in investing activities was $107.9 million and $96.2 million for the first nine months of fiscal 1997 and 1996, respectively. Investing activities primarily consisted of payments for business and trademark acquisitions, royalty advances, prepublication and preproduction cost expenditures, and payments for capital expenditures. Business and trademark acquisition payments totaled $32.2 million and $19.8 million for the first nine months of fiscal 1997 and 1996, respectively. Fiscal 1997 acquisitions include Lectorum Publications, Inc. on September 4, 1996, the United Kingdom subsidiary's acquisition of Red House Ltd. on January 22, 1997 and the Company's investment in Gallimard S. A. on October 16, 1996. Payments for royalty advances totaled $25.6 million and $14.6 million for the first nine months of fiscal 1997 and 1996, respectively. The $11.0 million increase in advance payments over the comparable period in the prior year was largely the result of an extended agreement entered into by the Company to publish Goosebumps. Prepublication cost expenditures totaled $21.6 million and $37.4 million for the first nine months of fiscal 1997 and 1996, respectively. The $15.8 million decrease in prepublication costs for the nine months ended February 28, 1997 over the comparable period in the prior year was largely due to higher investments by the Company during the prior period in its instructional publishing and technology based activities, primarily in the development of a literacy program. Cash used in other investing activities such as preproduction cost expenditures and payments for capital expenditures changed modestly from the first nine months of fiscal 1996.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

    Exhibit
    Number          Description of Document

     3(a)   Amended and Restated Certificate of Incorporation of the
            Registrant.(1)

      (b)   By-Laws of the Registrant.(2)

     4(a) Amended and Restated Loan Agreement dated April 11, 1995 among the Registrant, Scholastic Inc., Citibank, N.A., as agent, Marine Midland Bank, Chase Manhattan Bank, N.A., The First National Bank of Boston and United Jersey Bank.(4)

      (b) Amendment to the Amended and Restated Loan Agreement dated May 1, 1996.(6)

      (c) Revolving Loan Agreement dated June 19, 1995 between the Registrant, Scholastic Inc. and Sun Bank, National Association.(3)

      (d)   Amendment to the Revolving Loan Agreement dated August 14, 1996.(3)

      (e) Overdraft Facility dated June 1, 1992, as amended on September 12, 1994 between Scholastic Canada Ltd. and CIBC.(3)

      (f) Overdraft Facility dated June 24, 1993 between Scholastic Ltd. (formerly known as Scholastic Publications Ltd.) and Citibank, N.A.(3)

      (g) Overdraft Facility dated May 14, 1992 as amended on November 2, 1992, between Scholastic Ltd. (formerly known as Scholastic Publications Ltd.) and Midland Bank.(3)

      (h) Overdraft Facility dated April 20, 1993 between Ashton Scholastic Ltd. and ANZ Banking Group Ltd.(3)

      (i) Overdraft Facility dated February 12, 1993, as amended on January 31, 1995 between Scholastic Australia Pty. Ltd. (formerly known as Ashton Scholastic Pty. Ltd.) and National Australia Bank Ltd.(3)

      (j) Indenture dated August 15, 1995, relating to $110 million of 5% Convertible Subordinated Debentures due August 15, 2005 issued by the Registrant.(5)

      (k) Indenture dated December 15, 1996, relating to $125 million of 7% Notes due December 15, 2003 issued by the Registrant.(7)

    11 Computation of Net Income per Class A, Common and Class A Share and Common Share Equivalents.

(b) Reports on Form 8-K.

    - None.

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

(5) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 28, 1995 ( File No. 0-19860).

(6) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 28, 1996 (File No. 0-19860).

(7) Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-17365) as filed with the Commission on December 11, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Scholastic Corporation
                                       (Registrant)

Date: April 14, 1997                   /s/ Richard Robinson
                                       Chairman of the Board,
                                       President, Chief Executive
                                       Officer & Director

Date: April 14, 1997                   /s/ Kevin J. McEnery
                                       Executive Vice President and
                                       Chief Financial Officer