Form 10-Q/A
period 1997-02-28
SCHOLASTIC CORP
filed 1997-04-14
CIK 866729

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q/A
                               (Amendment No. 1)

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        On April 7, 1997, a plaintiff, Lawrence B. Hollin, filed a lawsuit seeking Class Action status (the "Complaint") in the United States District Court for the Southern District of New York against the Company and Richard Robinson. The Complaint claims in substance that the Company made false and misleading statements concerning sales and returns of the Goosebumps series of books and failed to disclose allegedly insufficient reserves and inadequate operating controls to account for book returns. The Complaint was styled as a class action on behalf of a class of persons who purchased Company securities during the period December 6, 1996 through February 20, 1997. The Complaint asserts claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Complaint seeks unspecified compensatory damages, costs and attorneys fees.

Items 2, 3, 4 and 5

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