Form 10-K
period 1997-05-31
SCHOLASTIC CORP
filed 1997-08-26
CIK 866729

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------


                                    FORM 10-K

              /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1997

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-19860

                           -------------------------
                             SCHOLASTIC CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                           -------------------------
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

                           -------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

         TITLE OF CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
         --------------                    ------------------------------------
Common Stock, $.01 par value                  The NASDAQ Stock Market(SM)
                                               NASDAQ National Market(R)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes /x/     No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's Voting Stock held by non-affiliates was approximately $436.5 million based on the average bid and asked prices of the Common Stock on the National Association of Securities Dealers, Inc., Automated Quotations National Market System on July 31, 1997.

     On June 30, 1997, 828,100 shares of Class A Stock, par value $.01, and 15,370,032 shares of Common Stock, par value $.01, were outstanding exclusive of treasury shares. The Class A Stock is convertible at the option of the holders into shares of Common Stock at any time on a share-for-share basis.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part  III   incorporates   certain   information   by  reference  from  the
Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held September 16, 1997.

================================================================================

                                     PART I

ITEM I. BUSINESS

     Scholastic Corporation, together with its subsidiaries and affiliates (collectively "Scholastic" or the "Company"), is among the leading publishers and distributors of children's books, classroom and professional magazines and other educational materials, with its principal operations in the United States, Canada, the United Kingdom, Australia, New Zealand and Mexico. Scholastic distributes most of its products directly to children and teachers in elementary and secondary schools. During its seventy-seven years of serving schools, Scholastic has developed strong name recognition associated with quality and dedication to learning and has achieved a leading market position in the school-based distribution of children's books and magazines.

     The Company's domestic book publishing business consists primarily of the publication and distribution of children's books in paperback editions through school book clubs, school book fairs, retail stores and classroom and library sales. Based on its market research, competitive intelligence and information obtained through the conduct of its business, the Company believes that it operates the largest school book club program and the largest school book fair businesses in the United States, Canada, Australia, the United Kingdom and New Zealand. In fiscal 1997, Scholastic sold in excess of 200 million children's books in the United States. The Company's book publishing operations also include the publication of supplementary texts for classroom use as well as professional books and other materials sold to classroom teachers. Additionally, the Company has entered the market for core curriculum materials and has invested heavily in this area as a source of future growth in sales and profits.

     Scholastic's domestic magazine publishing business consists primarily of the publication of classroom magazines distributed to children in school, professional magazines directed to teachers and other education professionals and two consumer magazines. In fiscal 1997, the United States circulation of the Company's classroom magazines was 7.5 million. The Company's other domestic operations include the production and distribution of educational computer software, the production and distribution of children's video and television programming, and merchandising and licensing of successful book properties.

     The Company's School Group, formed in June 1997, manages the development and distribution of substantially all Scholastic's school material designed for curriculum use and paid for with school funds. The School Group encompasses the Company's instructional publishing, classroom and professional magazines (excluding two consumer magazines), early childhood and professional books divisions, as well as the Company's sales of supplementary materials to classrooms and libraries.

     Most of the Company's domestic revenues are generated by targeted direct mail programs to schools and by telephone sales representatives. Additionally, the Company has a sales force of full-time and part-time representatives calling on schools to sell its supplementary texts, educational software, magazines and library book programs, and its core curriculum materials. For trade distribution, the Company has a retail sales force calling on bookstores and other retail outlets that include the sale of children's books.

     The Company's international business consists of six operating subsidiaries, four of which publish and distribute children's books, magazines, supplementary text products and educational software and two of which primarily distribute through schools children's books published by Scholastic as well as outside publishers. For the year ended May 31, 1997, approximately 90% of international revenues were derived from the sale of children's books.

     The following table sets forth revenues by product line for the five fiscal years ended May 31:

                                                1997          1996          1995          1994          1993
                                                ----          ----          ----          ----          ----
                                                                    (AMOUNTS IN MILLIONS)

Domestic

  Book publishing...........................     $646.0        $657.5       $516.8         $428.3       $361.3
  Magazine publishing ......................       81.3          81.6         84.0           73.0         66.7
  Media, TV/movie productions & licensing          60.2          39.8         19.5           18.0         17.5
International...............................      178.8         149.7        129.6          112.3        106.8
                                                 ------        ------       ------         ------       ------
    Total...................................     $966.3        $928.6       $749.9         $631.6       $552.3
                                                 ======        ======       ======         ======       ======

     Scholastic's revenues have grown at an average annual compounded rate (the "compounded growth rate") of approximately 15% from fiscal 1993 through fiscal 1997.

DOMESTIC BOOK PUBLISHING (67% OF REVENUES)

CHILDREN'S BOOK PUBLISHING

     The Company has published books since 1948 and is one of the largest English language publishers of children's books. The majority of children's books sold by the Company are distributed in the United States and internationally directly to children and teachers through its school-based clubs and book fairs. The Company has created and maintained a long-standing franchise in the educational market and is one of the leading sellers of children's books through the trade channel. Domestic book publishing revenues nearly doubled from fiscal 1993 through fiscal 1996 before declining 2% in fiscal 1997, primarily due to lower trade and club sales.

     The Company offers a broad range of quality children's literature. Many of the books offered by the Company have received awards for excellence in children's literature, including the Caldecott and the Newbery awards. The Company obtains titles for sale in its distribution channels from three principal sources. First, the Company publishes paperback and/or hardcover editions of books written by outside authors under exclusive publication agreements with the Company or written by the Company's editorial staff. Scholastic generally owns rights to sell these original titles in all channels of distribution including school and trade. The second source consists of paperback reprints of books originally published by other publishers for which the Company acquires rights under license agreements to sell exclusively in the school market. The third source for titles is from the Company's purchase of finished books from other publishers to be sold in the school market. The Company currently maintains a backlist (a list of titles published as new titles in prior years) of over 5,000 titles.

     All of the Company's books are manufactured by outside printers. The printers are generally selected on a basis of competitive bidding, and the Company, when it deems it to be appropriate, enters into multi-year agreements which guarantee printers a certain percentage of Scholastic volume in exchange for favorable pricing terms. Scholastic purchases its paper from paper manufacturers, wholesalers, distributors and printers.

     The Company distributes its children's books principally through four distribution channels: school book clubs, school book fairs, sales to classrooms and libraries and retail book stores. In the school market, the Company distributes books directly to teachers and students through school book clubs (including continuity programs) and school book fairs. The Company believes that it is the largest operator of school book clubs and school book fairs in the United States. The Company also distributes books to the school market through sales to classrooms and libraries. The fourth distribution channel is sales to the trade market. By utilizing these distribution channels and distributing its products internationally, the Company's volumes permit it to realize economies in book production and distribution. The Company believes its multiple distribution channels and volume help attract top quality authors, editors, illustrators and publishers seeking widespread distribution in both the specialized school market and the trade market.

     In September 1996, the Company acquired Lectorum Publications, Inc., the largest distributor in the U.S. of Spanish language books to schools and libraries.

     BOOK CLUBS

     In  fiscal  1997,  the  Company  operated  ten  school  based  book  clubs:
FIREFLY(R), serving pre-kindergarten and kindergarten students; SEESAW(R), serving kindergarten and first grade students; two CARNIVAL(R) clubs, one serving students in kindergarten through second grade and the other serving third through sixth grade students; LUCKY BOOK CLUB(R), serving second and third grade students; ARROW BOOK CLUB(R), serving fourth through sixth grade students; TAB BOOK CLUB(R), serving sixth, seventh, and eighth grade students; and thRee TRUMPET(R) clubs, which were acquired from Bantam Doubleday Dell in 1996 and together serve pre-K through sixth grade students. IN addition, the Company creates special theme-based offers targeted to the different grade levels during the year, such as holiday offers, science offers, curriculum offers, Spanish offers etc. The Company also operates FUN-TASTIC-AT-HOME!, THE BABY-SITTERS COLLECTOR CLUB, and THE BABY-SITTERS LITTLE SISTER FRIENDSHIP CLUB, THRILLS & CHILLS(R), CLIFFORD'S LEARNING LIBRARY, HELLO READER(R), BOX CAR, THRILLER, THE MAGIC SCHOOL BUS(R), ARTHUR'S ADVENTURE and FRANKLIN & FRIENDS, which are book club continuity programs promoted primarily through schools, which deliver paperback books to children at home and bill parents at home.

     From fiscal 1993 through fiscal 1996 domestic book club revenues grew primarily as a result of the expansion of book club continuity programs, volume increases in the Company's school-based book clubs, the purchase of additional clubs, increases in special book club offers, and to a lesser degree, because of inflation-related price increases and the selection by children of higher priced items. In fiscal 1997, a decrease in domestic book club revenues due to fewer orders and lower revenue per order was only partially offset by revenues resulting from the January 1996 acquisition of the TRUMPET book clubs.

     The Company founded its first book club in 1948 and believes that it currently operates the largest school book club program in the United States. The Company estimates that over 80% of all elementary school teachers in the United States participate in book clubs, with approximately 75% of these teachers using Scholastic book clubs at least once during the year.

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

     Teachers who wish to participate in a book club distribute the order forms to their students, who may choose from approximately 40 to 50 selections at substantial reductions from retail prices. The teacher consolidates the students' orders and payments and mails or phones orders to the Company, which then delivers the books to the teacher for distribution to the students. Teachers who participate in the book clubs may accumulate credits for the purchase of additional books and other items for use in their classrooms.

     The sources of books for the Company's school book clubs are original publications, reprints licensed from other publishers for school distribution and finished books purchased from other publishers. The Company generally re-offers titles from its backlist through the book clubs every two or three years.

     The Company processes and fulfills orders for its book clubs, as well as for its other school sales (except book fairs) and trade distribution, from its warehouse and distribution facilities in Jefferson City, Missouri and Des Plaines, Illinois. Orders for the book clubs are shipped to customers by Roadway Package System, U.S. Mail and United Parcel Service and generally are delivered within 10-14 days from the time the teacher places the order in the mail.

     The Jefferson City facility has an automated inventory picking and order processing system which allows the Company to provide a high level of customer service and timely delivery to its customers. Customer service representatives are also available to handle customer inquiries, expedite shipments and handle phone orders.

     In its book club business, the Company competes on the basis of book selection, price, promotion and customer service. The Company believes that its broad selection of titles, many of which are distributed in this channel exclusively by Scholastic, combined with low unit manufacturing costs and its large number of promotion mailings, enable the Company to compete effectively.

     BOOK FAIRS

     The Company believes it operates the largest school book fair business in the United States. The Company entered the book fair business in 1981 through an acquisition in California. In 1983, the Company became a national book fair operator as a result of its acquisition of Great American Book Fairs(R). Since that time, the Company's book fair business has grown primarily through geographic expansion, selected acquisitions and increased penetration of its existing markets. The Company operates book fairs in all 50 states under the name SCHOLASTIC BOOK FAIRS(R). The sources of books for the Company's book fairs are finished books purchased from other publishers, reprints licensed from other publishers for school distribution and original publications.

     Book fairs are generally week-long events conducted on school premises and sponsored by school librarians and/or parent-teacher organizations. Book fair events expose children to hundreds of new books and allow children the opportunity to purchase books of their choice. Although the Company provides the school with the books and book display cases, the school actually conducts the book fair. The Company believes that the primary motivation of the schools is to provide their students with quality books at reasonable prices in order to help them become more interested in reading. In addition, the school retains a portion of book fair revenues to be used to purchase books, supplies and equipment for the school.

     In fiscal 1994, the Company launched a new class of fairs called SCHOLASTIC BOOKS ON TOUR(R). This program features an expanded list of titles supported by exciting merchandise displays and book character costumes designed to create a dynamic Book Fair event open to the entire family.

     The Company operates its book fairs in the United States on a regional basis through over 20 sales offices and over 70 warehouse locations. The marketing of book fairs is performed from the sales offices by telephone sales representatives. The Company's books and display cases are delivered to schools from the Company's warehouses by a fleet of leased vehicles. The Company's customer service function is performed from the regional and branch offices, supported by field representatives.

     The Company believes that its competitive advantages in the book fair business includes the strength of the relationship between its sales representatives and schools, broad geographic coverage, a high level of customer service and breadth of product selection. Approximately 90% of the schools that sponsored a Scholastic Book Fair in fiscal 1996 sponsored a Scholastic Book Fair again in fiscal 1997.

     TRADE

     The Company distributes its original publications through the trade distribution channel. Almost all of the titles distributed to the trade market are also offered in the Company's school book clubs and book fairs. In the Company's publishing program, over 2,000 titles are maintained for trade distribution, including the popular GOOSEBUMPS(R), ANIMORPHS(TM), THE BABY-SITTERS CLUB(R), THE MAGIC SCHOOL BUS(R) and CLIFFORD THE BIG RED DOG(R) series. The Company believes that its presence in the trade market is important IN attracting outside authors for publication and complements the Company's school-based book distribution business.

     The Company has a field sales organization which focuses on selling the broad range of Scholastic books to book store accounts. Penguin USA performs invoicing, billing, returns processing and collecting for Scholastic in connection with trade distribution.

     The Company's sales in the trade market have been led by the successful GOOSEBUMPS series, with 103 titles and approximately 200 million copies in print, and THE BABY-SITTERS CLUB, series, with 279 titles published and approximately 155 million copies in print. Another Scholastic-developed property that also generates significant sales is THE MAGIC SCHOOL BUS, series, with 33 titles published and 29 million copies in print. Two new series, ANIMORPHS and DEAR AMERICA(TM), are building quickly with ten and five published titleS, respectively. Series such as I SPY(TM), CLIFFORD THE BIG RED DOG and HELLO READER(R) continue to anchor the successful CARTWHEEL BOOKS(R), imprint. LITTLE BILL(TM), a new young reader series written by Bill Cosby, will be distributed in the fall of 1997. The SCHOLASTIC CHILDREN'S DICTIONARY was published in the summer of 1996 and immediately became a best seller, greatly enhancing the reference line. THE BLUE SKY PRESS and SCHOLASTIC PRESS imprints have attracted some of the best talents in children's publishing, including Leo and Diane Dillon, Virginia Hamilton, Barry Moser, Walter Dean Myers, Dav Pilkey, Cynthia Rylant, Mark Teague and Audrey Wood.

     CLASSROOM AND LIBRARY SALES

     Many elementary school teachers use paperback books in conjunction with basal textbooks to teach reading and other subjects. In addition to offering book clubs and book fairs, Scholastic serves this need by offering individual titles and collections of paperback books for classrooms and school libraries. In fiscal 1997, approximately two-thirds of the school districts in the United States ordered books and collections from the Company. The majority of the titles sold directly to school classrooms and libraries are the same as those offered through the Company's book clubs and book fairs.

     The purchase of individual titles and book collections are generally funded by school budgets. Classrooms and libraries may order directly through catalogs mailed to the schools and through the Company's school group sales force. Processing and fulfillment of these orders are handled in the Jefferson City distribution center.

INSTRUCTIONAL PUBLISHING

     The Instructional Publishing group develops and distributes instructional materials (both supplemental and core curriculum programs) directly to schools. Based on industry research, the Company believes that the kindergarten through sixth grade ("K-6") market for instructional material in the areas of language arts and science is approximately $1.0 billion annually.

     Publishing for the K-6 market is being affected by a number of factors which include the shift toward skill-based instruction balanced with the philosophy of literature-based instruction (the teaching of reading and other subjects utilizing whole books such as trade or paperback books) and the increasing role of teachers in selecting materials for use in the classroom. Additionally, there is increasing flexibility in "adoption" states, where state boards approve or "list" instructional materials that local school boards, individual schools and teachers can purchase. In these states, the state boards are listing a greater number of instructional materials, thereby giving the local school boards, individual schools and teachers a wider range of instructional materials from which to select.

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

     Pursuant to this strategy, the Company published SCHOLASTIC LITERACY PLACE(R), its K-6 market reading program, and SCHOLASTIC SOLARES(TM), its Spanish elementary reading program. In fiscal 1997, SCHOLASTIC LITERACY PLACE was adopted by a number of major schoOl districts including the U.S. Department of Defense, San Francisco, CA., San Bernadino, CA., Atlanta, GA., Tampa, FL. and Milwaukee, WI. The Company, through its sales of SCHOLASTIC LITERACY PLACE and SCHOLASTIC SOLARES, is among the leading suppliers in the California reading market.

     In fiscal  1997,  the Company  also  completed  publication  of  SCHOLASTIC
SPELLING(TM), a K-6 spelling program, which was submitted In Texas for its upcoming spelling adoption. The Company expects that the market shift to skill-based instruction will help sales of SCHOLASTIC SPELLING beyond Texas.

     The Company launched a series of phonics products in fiscal 1997. Over 4.5 million phonics readers were sold to teachers and parents through the Book Clubs. The PHONEMIC AWARENESS KIT, PHONICS CHAPTER BOOKS and PHONICS WORKBOOKS were also published to meet the growing demand for phonics instruction.

     In fiscal 1997, the Company introduced network versions of Wiggleworks(R), its standard-setting CD-ROM-based beginning literacY program. Demand remains strong for this popular technology.

     The Early Childhood Publishing division's SCHOLASTIC EARLY CHILDHOOD WORKSHOP(TM), a pre-kindergarten and kindergarten coRe curriculum program, was successfully sold in Texas, primarily in the Company's first quarter of fiscal 1996, garnering approximately two-thirds of the market.

MAGAZINE PUBLISHING (8% OF REVENUES)

GENERAL

     Scholastic complements its school-based book publishing business with the publication of classroom magazines, which are used as supplementary educational materials, and professional magazines, directed at teachers and education professionals. Most of the Company's classroom and professional magazines carry the Scholastic name, which reinforces the Company's widely recognized educational reputation with students, teachers and school administrators. The Company's reputation for publishing quality magazines, maintaining an extensive magazine mailing list and having a large customer base of teachers help generate customers for its book clubs and other Scholastic products as well as its magazines. At the same time, the Company uses its book club mailings to help secure additional circulation for its classroom and professional magazines. The Company is exploring the possible sale of its Small Office, Home Office ("SOHO") group, which includes two consumer magazines for small business and home office professionals.

CLASSROOM MAGAZINES

     The Company's 35 classroom magazines are designed to encourage students to read and to supplement the formal learning program by bringing subjects of current interest into the classroom. The subjects covered include English, reading, literature, math, science, current events, social studies and foreign languages. The most well known of the Company's domestic magazines are SCHOLASTIC NEWS(R) and JUNIOR SCHOLASTIC(R).

     The Company's classroom magazine circulation in the United States for fiscal 1997 and 1996 was 7.5 and 7.1 million, respectively. Approximately two-thirds of the circulation is in K-6, with the balance in grades seven through twelve. In fiscal 1997, teachers in approximately 60% of the elementary schools and 70% of the high schools in the United States used the Company's classroom magazines.

     The various classroom magazines are distributed on a weekly, bi-weekly and monthly basis during the school year. A majority of circulation revenue is paid for by the schools and the remainder by students. Circulation revenue accounted for approximately two-thirds of the Company's classroom magazine revenues in fiscal 1997. Several of the magazines distributed in secondary schools carry advertising.

     The Company markets its classroom magazines largely by direct mail and telephone sales representatives and field sales representatives. The Company maintains an extensive database of teachers and schools which it utilizes for promotional efforts. The order processing for classroom magazines is conducted at the Company's Jefferson City facility.

     Additionally, the Company develops and distributes customized marketing programs sponsored by major corporations, government agencies and other organizations which want to reach young people and educators. Customized programs may include single-sponsor magazines, posters, teaching guides, integrated teaching kits, educational videos and other promotional media and are developed principally for Fortune 500 corporations and governmental agencies.

PROFESSIONAL PUBLISHING AND EARLY CHILDHOOD PUBLISHING

     The Company publishes three magazines directed at teachers and educational professionals: INSTRUCTOR, SCHOLASTIC EARLY CHILDHOOD TODAY and COACH AND ATHLETIC DIRECTOR(TM). Total circulation for these magazines in fiscal 1997 was in excess of 300,000. The magazines are distributed throughout the academic year. Subscriptions are solicited by direct mail and are cross-marketed to teachers through the book clubs. The Company also publishes SCHOLASTIC PARENT AND CHILD(R) magazine, which is directed at parents and distributed through schools and day care programs. PARENT AND CHILD's circulation is approximately
1.1 million. The magazines carry outside advertising, advertising for the Company's other products and advertising for clients that sponsor customized programs. In fiscal 1997, advertising revenue represented the majority of the professional publishing and early childhood magazine revenues.

     The professional publishing division also publishes professional books and continuity programs consisting of instructional materials designed for and generally purchased by teachers. Professional books are marketed through Scholastic book clubs, catalogs, direct mail solicitations and by the Company's trade sales force to teacher stores and book stores. The early childhood division also publishes children's books and a pre-kindergarten and kindergarten curriculum program, the SCHOLASTIC EARLY CHILDHOOD WORKSHOP. Revenues from these items are included in domestic book publishing revenues.

SCHOLASTIC SOHO GROUP

     The SOHO Group is comprised of four complementary businesses: HOME OFFICE COMPUTING(R), now in its 14th year, a monthly magazine targeted at technology reliant home-office professionals; SMALL BUSINESS COMPUTING(TM), Home Office Computing's sister publication launched in 1996, targeted at professionals in small business; SOHO Publishing, which produces specialized newsletters, principally for Fortune 100 companies and Smalloffice.com, an advertising supported web site. In fiscal 1997, the SOHO group carried approximately 950 pages of advertising.

MEDIA, TV/MOVIE PRODUCTIONS & LICENSING (6% OF REVENUES)

FILMED ENTERTAINMENT/MARKETING AND CONSUMER PRODUCTS

     Scholastic Productions, Inc. ("SPI"), a wholly-owned subsidiary of the Company, extends the Company's franchises worldwide by developing and producing quality children's programming for distribution in multimedia formats. In addition, SPI licenses consumer products and creates and develops global branding campaigns for major Scholastic properties.

     In fiscal 1997, the SPI-produced Scholastic's THE MAGIC SCHOOL BUS(R) ("MSB") television series aired its third season, and moved from a weekly program to a daily series airing Monday through Friday and Sunday on PBS. Thirteen additional episodes commenced production in fiscal 1997 to be completed in fiscal 1998, bringing the total number of episodes to 52. MSB, which has won numerous awards including an Emmy for Lily Tomlin, is the most popular series for school-aged children on PBS and will start its fourth season in the fall of 1997. In November 1995, SPI launched Scholastic's Traveling Magic School Bus, a recreation of the bus from the book and animated series, which through May 1997 has visited over 100 schools, libraries, retail stores and book fairs in the U.S., reaching over 600,000 fans. In addition to the worldwide marketing and consumer products programs for MSB managed by SPI, television rights to MSB continue to be licensed internationally by Nelvana Ltd. and the home video rights to certain international territories have been licensed to Twentieth Century Fox Home Video. Domestically, Warner Home Video has successfully released a total of 14 episodes on video cassette. SPI and Microsoft introduced the fifth and sixth titles, "Dinosaurs" and "Rain Forest" in the award-winning series of MSB CD-ROM's co-produced with Microsoft. "MSB Explores the Rain Forest" received the 1997 Kids First! Seal of Approval. All of the MSB-CD ROM's are in the top 20 best-selling titles for children.

     During fiscal 1997, SPI continued to produce the GOOSEBUMPS(R) TV series for Fox Children's Network ("FCN") with the completion of the second season order of 17 one-half hour episodes and five one hour specials. FCN has ordered an additional 24 episodes for the third season of the series which officially commences in the fall of 1997. This will bring the total number of episodes to 54 and the total number of specials to six. The series will be aired weekday afternoons in addition to Saturday mornings. GOOSEBUMPS continues to be rated the #1 children's series on television. In addition, during the fiscal year, Fox Home Video released three more GOOSEBUMPS(R) videos. The first release, "The Haunted Mask," continues to hold the record for the most successful video release of a TV show. The popularity of the TV show helped to launch and sustain the successful worldwide marketing and consumer products program. There are currently over 35 domestic GOOSEBUMPS licensees producing over 1,000 different products. SPI received the 1996 Reggie Award for its GOOSEBUMPS Halloween Promotion with Pepsi, Frito-Lay, Hershey, Taco Bell and Target retail stores. Additionally, in June 1997, SPI was awarded the prestigious 1997 LIMA (Licensing Industry Merchandisers' Association) award for "Licensing Agency of the Year" and GOOSEBUMPS was named "License of the Year". During fiscal 1997, licensing of consumer products and promotions were launched in Australia, New Zealand, the United Kingdom and Canada with roll-outs commencing throughout Europe. Also during fiscal 1997, Saban International, the international distributor of GOOSEBUMPS, licensed the series in all major territories; it is currently airing in Australia, New Zealand, Spain and Portugal with most of the remaining European territories launching in the fall of 1997. SPI co-produced the first in a series of CD-ROM's with Dreamworks SKG, "Escape from Horrorland." Released during the 1996 holiday season, it became an instant success, reaching #1 on the best-seller list. The second CD-ROM, "Attack of the Mutant," is expected to be released in the fall of 1997.

     SPI has received an order from the popular children's basic cable television channel, Nickelodeon, for 13 one-half hour live-action episodes of ANIMORPHS(TM), based on Scholastic's new best-selling book series. These episodes will be substantially produced during fiscal 1998 for a series launch in the fall of 1998. Nickelodeon has licensed the U.S. and international TV rights; SPI has retained the worldwide home video and other ancillary distribution rights. SPI is developing its domestic and international branding and consumer products campaigns in coordination with the development and launch of the TV series.

     Other Scholastic franchises in development for potential exploitation in multiple media platforms include CLIFFORD and DEAR AMERICA. SPI also has a variety of original children's and family oriented projects in development as the basis of future programming opportunities and has licensed media and other rights to properties not originally published by Scholastic.

SPECIAL MARKETS

     In fiscal 1997, SPI's Special Markets group launched a new line of high quality plush toys, SIDEKICKS(TM), based on book-based company franchises. The first products, which were introduced in the spring of 1997, are available through independent toy/gift stores, specialty chains, department stores, mail order catalogs, book stores and through Scholastic's proprietary channels (i.e. book clubs and book fairs). The initial product line was based on CLIFFORD THE BIG RED DOG and CLIFFORD THE SMALL RED PUPPY(R).

     SPI also manages the sale of books and other items through non-traditional channels. These revenues are included in domestic book publishing revenues.

TECHNOLOGY AND NEW MEDIA

     The mission of the Technology and New Media division is threefold: publish and sell educational software and multimedia products to schools and homes; support other Scholastic divisions' technology efforts (including the creation of technology components integrated into the instructional publishing group's core curriculum materials); and explore and develop opportunities in telecommunications and interactive networks, including the SCHOLASTIC NETWORK(TM), which is available to educators via the Internet, as well as Internet-based applications for delivery of Scholastic products and services.

     The Company has published educational software since 1982, which is sold to schools by sales representatives, catalog and other direct marketing methods and educational distributors serving the school market. The Company also sells consumer software through book clubs, and since 1991, has also sold software through a classroom software club modeled on its classroom book clubs. In fiscal 1997, the Company launched a second software club aimed at younger children. The Company acquires software for distribution in all of these channels through a combination of licensing, internal development, contracting with independent software developers and third-party distribution arrangements.

     In fiscal 1994, the Company launched the SCHOLASTIC NETWORK, the first online service developed especially for educators and students, which moved to the Internet in fiscal 1997. It offers teachers supporting material and compelling in-class experiences for the kindergarten through eighth grade market. The Company has operated its home page on the World Wide Web since 1994. This site, SCHOLASTIC.COM, provides an overview of the Company's activities, resource libraries for educators, an education store and special programming tied to SCHOLASTIC NETWORK'S content. The SCHOLASTIC NETWORK is featured on SCHOLASTIC.COM and is a paid service.

     In fiscal 1998, the Company will initiate sales of its internally developed CD-ROM titles in the retail channel through a new distribution arrangement with CUC Software. This distribution will complement sales through the Company's book clubs, software clubs and school fairs.

     The Company also produces and markets videos to the school market through Weston Woods, a producer of videos based on higher quality children's books, which was acquired in 1996.

     Revenues from Media, TV/Movie Production & Licensing in the aggregate have historically been less than 5% of the Company's revenues and profitability has been marginal, although, fiscal 1997 was highly profitable due to the large amount of GOOSEBUMPS licensing revenue. The SCHOLASTIC NETWORK has generated a loss since its launch in fiscal 1994.

INTERNATIONAL (19% OF REVENUES)

     Scholastic conducts its international operations through six wholly-owned subsidiaries located in Canada, Australia, the United Kingdom, New Zealand, Mexico and India. The Company's Canada, Australia, the United Kingdom, and New Zealand subsidiaries publish and distribute children's books, magazines, school text materials, and educational software. The Company's subsidiary in Mexico primarily distributes children's books through schools. In fiscal 1997, the Company established a subsidiary to distribute children's books through schools in India. Approximately 90% of international revenues were derived from the sale of children's books in fiscal 1997.

     The Company markets its products internationally in the same manner as in the United States, primarily to schools through book clubs and book fairs. Although book clubs account for the largest share of international revenues, book fairs and the trade market have grown rapidly in recent years.

     Each subsidiary is responsible for its own editorial, production, sales and fulfillment operations. The Canadian subsidiary primarily distributes United States originated Scholastic product. Approximately 45% of the books distributed by the Australian and New Zealand companies are originally published by Scholastic in the United States. The United Kingdom company primarily distributes material developed in the United Kingdom.

     In fiscal 1997, the Company acquired the Red House Books Ltd. ("Red House"), a leading United Kingdom distributor of children's books to the school and home markets. The Company is in the process of integrating its own school book clubs with the Red House book clubs. Also in 1997, the Company acquired a children's book publisher in Australia, Margaret Hamilton Books.

     In fiscal 1996, the Company acquired School Book Fairs, Ltd. ("School Book Fairs"), the United Kingdom subsidiary of Pages, Inc. School Book Fairs has been integrated into the Company's United Kingdom school book fair business, Scholastic Book Fairs.

     The Company is in the process of closing its operations in France. The Company, however, remains a small shareholder in Gallimard, the well known French publisher. The Company represents Gallimard Jeunesse, the children's division of Gallimard, in the United States. The Company also owns a minority interest in Usborne Publishing Ltd., the United Kingdom based publisher of children's reference books.

COMPETITION

     The domestic market for educational materials is highly competitive. Competition is based on the quality and range of educational materials made available, price, promotion and customer service. There are many competitors in the domestic market, including one other national book club operator, two other national school book fair operators (together with smaller regional operators, including local bookstores), numerous other paperback book, textbook and supplementary text publishers, national publishers of classroom, professional and personal computer magazines with substantial circulation, numerous producers of television, video and filmed programming (many of which are larger than the Company) and publishers of computer software. Competition may increase further to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new educational materials that compete directly with the products distributed by the Company.

     The Company also has numerous competitors in each of the foreign countries in which it conducts business.

EMPLOYEES

     As of May 31, 1997, Scholastic employed approximately 4,200 persons in full-time jobs and 670 in hourly or part-time jobs in the United States and approximately 1,700 persons in its international subsidiaries. The number of part-time employees fluctuates during the year because the Company's business is closely correlated with the school year. The Company believes that its relations with employees are good.

COPYRIGHT AND TRADEMARKS

     The name "Scholastic" is a registered trademark in the United States and in a number of countries where the Company conducts business. The Company has also registered in the United States the names of each of its domestic book clubs, the titles of all of its magazines and the names of all of its core curriculum programs. The Company's international subsidiaries have also registered some names of their respective book clubs and magazines. Although individual book titles are not subject to trademark protection, the Company has registered the names of certain series, such as THE BABY-SITTERS CLUB, and THE MAGIC SCHOOL BUS.

     All of the Company's publications, including books, magazines and software, are subject to copyright protection. The Company consistently copyrights its magazines, books and software in the name of the Company. Copyright and trademark infringement is vigorously defended by the Company and, as necessary, outside counsel may be retained to assist in such protection.




                        (Space Intentionally Left Blank)

ITEM 2. PROPERTIES

     The principal facilities of the Company are as follows:

===========================================================================================================
         LOCATION                                USE                     SIZE                  OWNED/LEASED
===========================================================================================================
UNITED STATES

Jefferson City, Missouri             Office and warehouses       1,270,312 sq. ft.                 Owned
New York, New York                   Offices and warehouse         422,075 sq. ft.                 Leased
Des Plaines, Illinois                Warehouse                     127,800 sq. ft.                 Leased
Anaheim, California                  Office and warehouse           64,570 sq. ft.                 Leased
Monroe, Connecticut                  Office and warehouse           50,000 sq. ft.                 Leased
Lake Mary, Florida                   Office and warehouse           45,000 sq. ft.                 Owned
                                     Land only                           4.2 acres                 Owned
Olympia, Washington                  Office and warehouse           30,000 sq. ft.                 Leased
Union City, California               Office and warehouse           43,000 sq. ft.                 Leased
Longwood, Florida                    Office and warehouse           42,000 sq. ft.                 Owned
Elk Grove, Illinois                  Office and warehouse           39,416 sq. ft.                 Leased
Cranbury, New Jersey                 Office and warehouse           39,000 sq. ft.                 Leased
Lyndhurst, New Jersey                Office                         30,510 sq. ft.                 Leased
Boone County, Missouri               Office and warehouse           15,000 sq. ft.                 Owned
San Diego, California                Office and warehouse           10,104 sq. ft.                 Leased
Tempe, Arizona                       Office and warehouse            8,584 sq. ft.                 Leased
Norwalk, Connecticut                 Warehouse                       6,385 sq. ft.                 Leased
Weston, Connecticut                  Office                          5,882 sq. ft.                 Owned
                                     Land only                             5 acres                 Owned
Bartlett, Tennessee                  Office and warehouse            5,550 sq. ft.                 Leased
Westport, Connecticut                Office                          3,695 sq. ft.                 Leased
INTERNATIONAL
Gosford, N.S.W., Australia           Office and warehouses         121,332 sq. ft.                 Owned
                                     Land only                            10 acres                 Owned
Lindfield, Australia                 Office                         12,411 sq. ft.                 Leased
Victoria, Australia                  Land and residence                   24 acres                 Owned
Somersby, N.S.W., Australia          Land only                            17 acres                 Owned
Richmond Hill, Ontario, Canada       Office and warehouse          141,837 sq. ft.                 Leased
                                     Office and warehouse           85,364 sq. ft.                 Owned
                                     Land only                             5 acres                 Owned
Southam, England                     Office and warehouse           51,500 sq. ft.                 Owned
                                     Warehouse                      48,851 sq. ft.                 Leased
Christchurch, England                Office and warehouse           33,972 sq. ft.                 Leased
Leamington Spa, England              Office                         23,358 sq. ft.                 Leased
London, England                      Office                          9,230 sq. ft.                 Leased
Sussex, England                      Warehouse                       7,417 sq. ft.                 Leased
Somerset, England                    Warehouse                       6,630 sq. ft.                 Leased
Mexico City, Mexico                  Office and warehouse            6,466 sq. ft.                 Leased
Auckland, New Zealand                Office and warehouse           39,197 sq. ft.                 Leased


     In addition to the facilities listed, the Company's book fair group leases various regional warehouse locations in the United States comprising 944,014 square feet in total. The Company also owns or leases other smaller facilities and property in the United States, Canada, Australia, the United Kingdom and New Zealand. Management believes that these facilities are adequate and suitable for the Company's current needs.

     See Note 5--"Commitments and Contingencies" in the Notes to Consolidated Financial Statements for information concerning the Company's obligations under all leases.

ITEM 3. LEGAL PROCEEDINGS

     Three purported class action complaints were filed in the United States District Court for the Southern District of New York against Scholastic
Corporation and certain officers, seeking, among other remedies, damages resulting from defendants' alleged violations of federal securities laws. The complaints have now been consolidated. The Consolidated Amended Class Action Complaint (the "Consolidated Complaint"), served and filed on August 13, 1997. The Consolidated Complaint is styled as a class action on behalf of all persons who purchased Company common stock from December 10, 1996 through February 20, 1997. The Consolidated Complaint alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, resulting from purported materially false and misleading statements to the investing public concerning the financial condition of the Company. Specifically, the Consolidated Complaint alleges misstatements and omissions by the Company pertaining to adverse sales and returns of its popular GOOSEBUMPS book series prior to the Company's interim earnings announcement on February 20, 1997. The litigation is still in the preliminary stages. The Company has not yet answered or moved against the Consolidated Complaint and discovery has not yet begun. The Company believes that the suit is without merit and intends to vigorously defend against this action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended May 31, 1997.

                        (Space Intentionally Left Blank)

                                     PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market system under the symbol SCHL. Class A Stock is convertible into Common Stock on a share-for-share basis. The table below sets forth, for the periods indicated, the quarterly and one year high and low selling prices on the Nasdaq National Market system for the Company's Common Stock.

                                                     YEARS ENDED MAY 31,
                                            -----------------------------------
                                                 1997                 1996
                                            -------------        --------------
                                            HIGH      LOW        HIGH      LOW
                                            ----      ---        ----      ---
         First Quarter...................    70 1/4   59         66 3/4   52 1/4

         Second Quarter..................    78 1/2   66 3/4     71       58 3/4

         Third Quarter...................    74 1/2   32 3/4     78 3/4   65 3/4

         Fourth Quarter..................    33 3/8   20 3/4     73 3/4   60

         Year............................    78 1/2   20 3/4     78 3/4   52 1/4

     The Company has not paid any dividends since its initial public offering and has no current plans to pay any dividends on its Common Stock and Class A Stock. In addition, certain of the Company's credit facilities restrict the payment of dividends. See Note 4 of the Notes to Consolidated Financial Statements.

     The approximate number of holders of Class A and Common Stock as of June 30, 1997 were three and 5,500, respectively.

ITEM 6. SELECTED FINANCIAL DATA

     Years ended May 31 (Amounts in millions except per share data)

==============================================================================================================
                                               1997           1996           1995          1994          1993
==============================================================================================================
STATEMENT OF INCOME DATA:

      Total revenues...................       $966.3          $928.6        $749.9         $631.6       $552.3
      Cost of goods sold...............        530.7           466.0         356.0          297.1        265.7
      Selling, general and
        administrative expenses........        399.6           367.4         316.2          271.3        231.7
      Other operating costs:
           Intangible amortization and
             depreciation..............         18.3            13.1          10.0            7.6          5.8
           Impairment of assets........           --            24.3(1)         --             --           --
      Operating income.................         17.7            57.8          67.7           55.6         49.1
      Interest expense, net............         16.7            11.2           5.4            2.9          2.3
      Net income.......................          0.4            31.9(1)       38.6           24.8(2)      28.1
      Net income per share--
        fully diluted..................        $0.02           $1.97(1)      $2.37          $1.53(2)     $1.75
      Weighted average shares
        outstanding--fully diluted......        16.4            16.2          16.3           16.2         16.4

BALANCE SHEET DATA (END OF YEAR):
      Working capital..................       $215.7          $177.1        $136.8         $100.3       $ 63.0
      Total assets.....................        784.4           673.2         505.9          390.0        263.2
      Long-term debt...................        287.9           186.8          91.5           39.6          3.3
      Stockholders' equity.............        297.5           288.6         250.2          205.8        153.5

---------------
(1) Fiscal 1996 includes a non-cash pre-tax charge relating to the impairment of certain assets of $24.3. A significant portion of this charge was determined in connection with the Company's early adoption of Statement of Financial Accounting Standards No. 121 (SFAS 121), which requires an evaluation of the realization of long-lived asset carrying values. Fiscal 1996 net income and net income per share-fully diluted excluding the $24.3 non-cash pre-tax charge would have been $46.8 and $2.85, respectively.

(2) Fiscal 1994 includes a provision for a nonrecurring charge of $8.1 (net of tax) with an impact of $0.51 per share relating to the cumulative effect of changes in accounting principles due to the adoption of financial accounting standards on postretirement benefits (other than pensions), postemployment benefits and income taxes. Also included is a $1.3 tax benefit to reflect the effect on net deferred income taxes resulting from the increase in the federal tax rate from 34% to 35%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes and Selected Financial Data.

FISCAL 1997 COMPARED TO FISCAL 1996

     Fiscal 1997 revenues increased approximately 4% from $928.6 million in fiscal 1996 to $966.3 million in fiscal 1997.

     Domestic book publishing revenues accounted for a majority of the Company's revenues in fiscal 1997. Domestic book publishing revenues decreased 2% from $657.5 million in fiscal 1996 to $646.0 million in fiscal 1997. Book club revenues (including continuity programs) accounted for approximately 42% of domestic book publishing sales. Book club revenues decreased approximately 4% over fiscal 1996. The decrease in book club revenues due to lower orders and decreased revenue per order was only partially offset by revenues due to the January 1996 acquisition of the Trumpet book clubs. Book fairs accounted for approximately 23% of domestic book publishing sales and generated sales growth of 18%, as a result of an increased number of fairs held and an increase in the average revenue generated per fair. The trade or retail based distribution channel accounted for approximately 16% of domestic book publishing sales. Net trade sales decreased approximately $40 million or 30% due primarily to increases in the rate of returns and a decline in the sales of the GOOSEBUMPS series, particularly beginning in January/February 1997. Also included in domestic book publishing revenues are sales of instructional materials to schools. Instructional publishing sales accounted for approximately 14% of domestic book publishing revenues and were approximately at the same level of last year as first year sales of the Company's reading program SCHOLASTIC LITERACY PLACE more than offset a decrease in sales of the SCHOLASTIC EARLY CHILDHOOD WORKSHOP.

     In fiscal 1997, domestic magazine publishing revenue remained at the same level as in the prior year at approximately $81 million. Domestic magazine publishing revenues are comprised primarily of advertising revenues and circulation revenues. The Company's SOHO group accounted for 27% of total domestic magazine publishing revenues. The Company is exploring the possible sale of the SOHO group.

     Domestic media, TV/movie production & licensing revenues increased from $39.8 million in fiscal 1996 to $60.2 million in fiscal 1997. This revenue growth was largely due to the increases in licensing revenue from the sale of GOOSEBUMPS products.

     International revenues grew by 19% in U.S. dollars from $149.7 million in fiscal 1996 to $178.8 million in fiscal 1997. The United Kingdom revenue significantly benefited from the fiscal 1996 acquisition of School Book Fairs and the fiscal 1997 acquisition of Red House. The United Kingdom and Canada also had increases in trade sales.

     Cost of goods sold increased 14% from $466.0 million in fiscal 1996 to $530.7 million in fiscal 1997. Cost of goods sold as a percentage of revenues increased from 50% in fiscal 1996 to 55% in fiscal 1997. This increase resulted from a planned increase in prepublication amortization, restructuring charges, increases in inventory reserves and the impact of increases in trade returns reserves. The major components of cost of goods sold and their respective approximate percentage of total cost of goods sold in fiscal 1997 were as follows: printing and binding (35%), paper (13%), royalty expense (9%), prepublication costs (6%) and editorial expense (8%). The balance of cost of goods sold includes shipping and labor, delivery charges and other manufacturing costs. As a percentage of total cost of goods sold, printing and binding increased from 27% in fiscal 1996 due to product mix and the impact of increasing trade returns reserves and paper costs decreased from 19% in fiscal 1996, due primarily to changes in product mix and decreases in paper prices.

     Selling, general and administrative expenses increased by 9%, from $367.4 million in fiscal 1996 to $399.6 million in fiscal 1997, due primarily to increased salaries, marketing and promotion costs and the Company's restructuring charge. Selling, general and administrative expenses as a percentage of revenue remained approximately 40%. Marketing and promotion costs, which include the costs of catalogs, direct mail, book club kits, book club credits and advertising, constituted approximately 57% of selling, general and administrative expenses in fiscal 1997, approximately the same as in fiscal 1996. The balance of selling, general and administrative expenses is comprised of facility-related costs, office equipment rentals, salary, salary related expenses and the majority of the Company's restructuring charge.

     Other operating costs decreased from $37.4 million in fiscal 1996 to $18.3 million in fiscal 1997. In the fourth quarter of fiscal 1996, the Company incurred a non-cash charge related to the impairment of certain assets of $24.3 million. A significant portion of this charge was determined in connection with the Company's early adoption of Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

     Operating  income  decreased   $40.1 million or 69%  from  $57.8 million in
fiscal 1996 (6% of sales) to $17.7 million in fiscal 1997 (2% of sales).

     Net interest expense increased from $11.2 million in fiscal 1996 to $16.7 million in fiscal 1997. This increase was principally attributable to higher debt levels incurred to fund working capital growth, mid-year fiscal 1996 acquisitions of approximately $19 million, acquisitions in fiscal 1997 totalling approximately $32 million and a higher interest rate in part resulting from the December 23, 1996 issuance of $125.0 million of 7% Notes due 2003.

     Earnings before provision for income taxes decreased from $46.6 million in fiscal 1996 to $1.0 million in fiscal 1997.

     Income tax expense decreased from $14.7 million in fiscal 1996 to $0.6 million in fiscal 1997. In fiscal 1997 and 1996, the Company's effective tax rates were 64.6% and 31.6% of earnings before taxes, respectively. The increase in the effective tax rate primarily is due to state and local taxes, which are computed on an unconsolidated basis.

     Net income decreased from $31.9 million in fiscal 1996 to $0.4 million in fiscal 1997. The primary and fully diluted net income per Class A, Common and Class A Share and Common Share Equivalents was $0.02 in fiscal 1997 and $1.97 in fiscal 1996.

FISCAL 1996 COMPARED TO FISCAL 1995

     Fiscal 1996 revenues increased approximately 24% from $749.9 million in fiscal 1995 to $928.6 million in fiscal 1996.

     Domestic book publishing revenues accounted for a majority of the Company's revenues in both fiscal 1996 and fiscal 1995. Domestic book publishing revenues increased 27% from $516.8 million in fiscal 1995 to $657.5 million in fiscal 1996. Book clubs (including continuity programs) accounted for 43% of domestic book publishing sales in fiscal 1996. Book club revenues increased approximately 12% over fiscal 1995 primarily as a result of the growth and expansion of the book club continuity programs and the purchase of Trumpet book clubs. The trade or retail based distribution channel accounted for 21% of domestic book publishing sales in fiscal 1996. It led the increase in domestic book publishing by recording more than 60% growth in fiscal 1996 over fiscal 1995. This growth reflected the continued success of the Company's series publishing, particularly the GOOSEBUMPS book series. Book fairs accounted for approximately 19% of domestic book publishing sales in fiscal 1996 and generated sales growth in excess of 20%, as a result of an increased number of fairs held and an increase in the average revenue generated per fair. Also included in domestic book publishing revenues are sales of instructional materials to schools. Instructional publishing sales accounted for approximately 13% of domestic book publishing revenues in fiscal 1996 and experienced a growth of 56% due largely to the success of the Early Childhood Workshop sales recorded in the first quarter of fiscal 1996 relating to the Texas adoption.

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

     Domestic media, TV/movie productions & licensing revenues more than doubled from $19.5 million in fiscal 1995 to $39.8 million in fiscal 1996. This revenue growth was led by Scholastic Productions, Inc., due in a large part to the increase in television programming, merchandising and licensing revenue of $13.8 million from fiscal 1995. The success of the GOOSEBUMPS and THE MAGIC SCHOOL BUS television series were major contributors to this increase.

     International revenues grew by 16% in U.S. dollars from $129.6 million in fiscal 1995 to $149.7 million in fiscal 1996. Sales increases in Canada, the United Kingdom and Australia were fueled by strong trade sales. The United Kingdom also showed an increase in book fair sales, in part due to the March 1996 acquisition of School Book Fairs Ltd.

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

     Selling, general and administrative expenses increased by 16%, from $316.2 million in fiscal 1995 to $367.4 million in fiscal 1996, due to volume increases in trade and increased costs associated with the launch of SCHOLASTIC LITERACY PLACE. Selling, general and administrative expenses decreased as a percentage of revenues due to sales mix, specifically the impact of trade sales growth, which has lower selling, general and administrative expenses than the Company's other channels (42% in fiscal 1995 and 40% in fiscal 1996). Marketing and promotion costs, which include the costs of catalogs, direct mail, book club kits, book club credits and advertising, constituted approximately 57% of selling, general and administrative expenses in fiscal 1996 compared to 58% in fiscal 1995. The balance of selling, general and administrative expenses is comprised of facility-related costs, office equipment rentals, salary and salary related expenses.

     Other operating costs increased from $10.0 million in fiscal 1995 to $37.4 million in fiscal 1996. In the fourth quarter of fiscal 1996, the Company incurred a non-cash charge related to the impairment of certain assets of $24.3 million. A significant portion of this charge was determined in connection with the Company's early adoption of Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The charge consisted of the unamortized prepublication ($10.8 million) and inventory ($13.5 million) costs of the Company's K-2 math program, several older supplemental instructional publishing programs and other selected titles.

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

     Net interest expense increased from $5.4 million in fiscal 1995 to $11.2 million in fiscal 1996. This increase was attributable to higher debt levels in part resulting from the August 18, 1995, issuance of $110.0 million of Convertible Subordinated Debentures. During fiscal 1996, higher debt levels were necessary to fund working capital growth arising from increased sales and changes in mix of sales. Higher debt levels also helped fund various business acquisitions in fiscal 1996, which totaled $32.1 million.

     Earnings before provision for income taxes decreased 25% from $62.3 million in fiscal 1995 to $46.6 million in fiscal 1996. Excluding the $24.3 million charge, earnings would have increased approximately 14% from $62.3 million in fiscal 1995 to $71.0 million in fiscal 1996.

     Income tax expense decreased from $23.7 million in fiscal 1995 to $14.7 million in fiscal 1996. In fiscal 1996 and 1995, the Company's effective tax rates were 31.6% and 38.0% of earnings before taxes, respectively. The decrease in the effective tax rate is primarily due to the tax benefit realized from charitable contributions, as well as the Company's utilization of foreign tax credit carryforwards in fiscal 1996.

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

SEASONALITY

     The Company's book clubs, book fairs, and most of its magazines operate on a school-year basis, and the Company's business is, therefore, highly seasonal. As a consequence, the Company's revenues in the first quarter of the fiscal year are lower than its revenues in the following fiscal quarters, and the Company experiences a substantial loss from operations in that quarter. Typically, book club and book fair revenues are proportionately greatest in the second quarter of the fiscal year, while instructional publishing revenues are greatest in the first quarter. See Supplementary Financial Information in Item 8.

     For the June through September time period, the Company experiences negative cash flow due to the seasonality of the business. Historically, seasonal borrowings increase during June, July and August, generally peak in September and October each year, and are at the lowest point in May, as a result of the Company's business cycle. In fiscal years 1996 and 1997, borrowings increased to fund working capital growth as well as business acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents remained virtually unchanged for fiscal years 1997, 1996 and 1995. In each of these fiscal years, the net cash used in investing activities were funded from cash provided by financing and operating activities.

     Net cash provided by operating activities in fiscal 1997, 1996 and 1995 was $46.7 million, $52.7 million and $29.1 million, respectively. In each of these fiscal years, net cash provided by operating activities was derived from the net income of the Company adjusted for the addback of non-cash charges offset by the effect of increased working capital requirements. In fiscal 1997, inventory increased primarily in anticipation of SCHOLASTIC LITERACY PLACE(R) summer sales and the increase in prepaid expense related to an overpayment of federal income tax.

     Cash outflows for investing activities were $137.5 million, $156.5 million and $95.6 million for fiscal 1997, 1996 and 1995, respectively. Investing activities primarily consist of payments for royalty advances, business and trademark acquisition-related payments, payments for capital expenditures and prepublication and production cost expenditures.

     Payments for royalty advances totaled $33.2 million, $20.1 million and $14.6 million for fiscal 1997, 1996 and 1995, respectively. The $13.1 million increase in advance payments from fiscal 1996 to fiscal 1997 primarily reflects the impact of an extended agreement entered into by the Company to publish GOOSEBUMPS. The Company expects royalty advances to decrease slightly in fiscal 1998, including continuing advance payments under the extended GOOSEBUMPS agreement. Business and trademark acquisition-related payments were $32.1 million, $32.1 million and $7.8 million in fiscal 1997, 1996 and 1995, respectively. Fiscal 1997 acquisitions include Lectorum Publications, Inc. on September 4, 1996, the United Kingdom subsidiary's acquisition of Red House Books Ltd. on January 22, 1997 and the Company's investment in Gallimard S. A. on October 16, 1996. The Company's capital expenditures totaled $29.5 million in fiscal 1997, $30.4 million in fiscal 1996 and $21.7 million in fiscal 1995. Prepublication cost expenditures totaled $26.9 million, $54.3 million and $45.3 million in fiscal 1997, 1996 and 1995, respectively. Prepublication costs decreased $27.4 million and $18.4 million from fiscal 1996 and fiscal 1995, respectively, largely due to higher investments by the Company during prior years in its instructional publishing and technology based activities, primarily in the development of SCHOLASTIC LITERACY PLACE. The Company expects capital and prepublication expenditures in fiscal 1998 to be approximately equivalent to fiscal 1997. Production cost expenditures decreased $4.4 million from fiscal 1996 reflecting lower spending for THE MAGIC SCHOOL BUS and GOOSEBUMPS television series. The $6.9 million increase from fiscal 1995 resulted primarily from the Company's development of these series.

     Increases in investing activities were funded by cash flows from operations, the issuance of debt instruments described below and borrowings under the loan agreement, which the Company entered into on May 27, 1992 with a group of banks, and which was last amended on May 28, 1997 (the "Loan Agreement") the revolving loan agreement, which the Company entered into June 19, 1995 with Sun Bank, National Association (the "Revolver") and which was last amended on May 30, 1997. Both the Loan Agreement and the Revolver expire May 31, 2000. On December 23, 1996, the Company issued $125.0 million of 7% Notes due 2003 (the "Notes"). The Notes are unsecured and unsubordinated obligations of the Company and will mature on December 15, 2003. The Notes are not redeemable prior to maturity. The net proceeds (including accrued interest) from the issuance of the Notes were $123.9 million, after deducting an underwriting discount and other related offering costs. On August 18, 1995 the Company sold

$110.0 million of 5.0% Convertible Subordinated Debentures (the "Debentures") which bear interest at 5.0% and mature on August 15, 2005. The funds received in connection with the issuance of the Notes and Debentures have also been a primary source of the Company's liquidity. See Note 4 of the Notes to Consolidated Financial Statements for additional information on the Loan Agreement, the Revolver, the Notes and the Debentures.

     In fiscal 1997, 1996 and 1995, net cash provided by financing activities was $91.4 million, $104.2 million and $66.2 million, respectively. Financing activities consisted of borrowings and paydowns under the Loan Agreement and the Revolver, the issuance of the Notes in fiscal 1997, the sale of Debentures in fiscal 1996 and borrowings and paydowns on lines of credit, which resulted from overdraft agreements between the international subsidiaries and various banks.

     In fiscal 1997, 1996 and 1995, options to purchase a total of 338,175, 165,579 and 185,180 shares of Common Stock were exercised at aggregate exercise prices of $4.7 million, $2.1 million and $2.6 million, respectively. The exercise of options in fiscal 1997 and 1996 reduced current taxes payable by $4.2 million and $3.0 million, respectively. In fiscal 1995, the exercise of options combined with a net operating loss carryforward, which resulted from the exercise of options in fiscal 1994 and 1993, reduced current taxes payable by $10.0 million.

     In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." This Statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. See Note 1 of the Notes to Consolidated Financial Statements for additional information on the impact of adopting SFAS 128.

     The Company believes its existing cash position, combined with funds generated from operations and funds available under the Loan Agreement and the Revolver, will be sufficient to finance its on-going working capital requirements for the next fiscal year.

FORWARD LOOKING STATEMENTS

     This 10-K includes certain forward looking statements. Such forward looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including (i) the Company's ability to produce successful educational products
(ii) the effect on the Company of volatility in the price of paper and periodic increases in postage rates, (iii) the Company's ability to manage seasonality,
(iv) the Company's ability to maintain  relationships  with its creative talent,
(v) significant changes in the publishing industry, especially relating to the distribution and sale of books, (vi) competition in the publishing industry from other educational publishers and media and entertainment companies and (vii) the general risks attendant to the conduct of business in foreign countries.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                                                                         PAGE(S)
                                                                         -------
     Consolidated Statement of Income for the three years

        ended May 31, 1997, 1996 and 1995................................   21

     Consolidated Balance Sheet at May 31, 1997 and 1996.................  22-23

     Consolidated Statement of Changes in Stockholders'

        Equity for the three years ended May 31, 1997, 1996 and 1995.....   24

     Consolidated Statement of Cash Flows for the three years

        ended May 31, 1997, 1996 and 1995................................   25

     Notes to Consolidated Financial Statements..........................  26-35

     Report of Independent Auditors......................................   36

     Supplementary Financial Information - Summary of Quarterly

        Results of Operations (unaudited)................................   37

     The following consolidated financial statement schedule of Scholastic Corporation is included in Item 14(d):

                                                                            PAGE
                                                                            ----
     Schedule II-- Valuation and Qualifying Accounts and Reserves..........  S-1

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

                      This page left blank intentionally.

CONSOLIDATED STATEMENT OF INCOME
YEARS ENDED MAY 31, 1997, 1996 AND 1995
(AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)
================================================================================
                                                    1997        1996       1995
================================================================================
Revenues........................................... $966.3     $928.6     $749.9
Operational costs and expenses:
  Cost of goods sold...............................  530.7      466.0      356.0
  Selling, general and administrative expenses.....  399.6      367.4      316.2
  Other operating costs:
    Intangible amortization........................    5.5        3.1        2.1
    Depreciation...................................   12.8       10.0        7.9
    Impairment of assets...........................     --       24.3         --
                                                     -----      -----      -----
Total operating costs and expenses.................  948.6      870.8      682.2
                                                     -----      -----      -----
Operating Income...................................   17.7       57.8       67.7
Interest expense, net..............................   16.7       11.2        5.4
                                                     -----      -----      -----
Earnings before taxes..............................    1.0       46.6       62.3
Provision for income taxes.........................    0.6       14.7       23.7
                                                     -----      -----      -----
Net income.........................................  $ 0.4     $ 31.9     $ 38.6
                                                     =====     ======     ======
Net income per Class A, Common and Class A Share
  and Common Share Equivalents:
    Primary........................................  $0.02      $1.97      $2.38
    Fully diluted..................................  $0.02      $1.97      $2.37
Weighted average Class A, Common and Class A Share
  and Common Share  Equivalents outstanding:
    Primary.........................................  16.4       16.2       16.2
    Fully diluted...................................  16.4       16.2       16.3


























                             SEE ACCOMPANYING NOTES

CONSOLIDATED BALANCE SHEET

BALANCES AT MAY 31, 1997 AND 1996 (DOLLARS IN MILLIONS EXCEPT SHARE DATA)

ASSETS

================================================================================
                                                           1997             1996
================================================================================
CURRENT ASSETS:

  Cash and cash equivalents..........................      $  4.9        $  4.3
  Accounts receivable (less allowance for doubtful
    accounts of $7.8 in 1997 and $9.2 in 1996).......       100.5         118.4
  Inventories:
    Paper............................................         8.1           9.1
    Books and other..................................       213.9         180.9
  Deferred taxes.....................................        30.2          22.7
  Prepaid and other deferred expenses................        38.7          15.1
                                                            -----         -----
      Total current assets...........................       396.3         350.5

PROPERTY, PLANT AND EQUIPMENT:

  Land...............................................         6.5           6.3
  Buildings..........................................        41.0          37.5
  Furniture, fixtures and equipment..................        68.4          53.8
  Leasehold improvements.............................        61.3          48.5
                                                            -----         -----
                                                            177.2         146.1
  Less accumulated depreciation and amortization.....       (43.2)        (32.0)
                                                            -----         -----
    Net property, plant and equipment................       134.0         114.1

OTHER ASSETS AND DEFERRED CHARGES:

  Prepublication costs...............................       102.1         104.4
  Goodwill and trademarks............................        67.8          41.6
  Royalty advances...................................        43.4          24.8
  Other..............................................        40.8          37.8
                                                            -----         -----
      Total other assets and deferred charges........       254.1         208.6
                                                            -----         -----


                                                           $784.4        $673.2
                                                           ======        ======






















                             SEE ACCOMPANYING NOTES

LIABILITIES AND STOCKHOLDERS' EQUITY
================================================================================
                                                                 1997      1996
================================================================================
CURRENT LIABILITIES:

  Lines of credit................................................$ 5.0     20.9
  Current portion of long-term debt..............................  0.3      0.3
  Accounts payable............................................... 74.2     62.9
  Accrued royalties.............................................. 12.2     19.1
  Deferred revenue...............................................  9.0      9.2
  Other accrued expenses......................................... 79.9     61.0
                                                                 -----    -----
      Total current liabilities..................................180.6    173.4

NONCURRENT LIABILITIES:

  Long-term debt.................................................287.9    186.8
  Other noncurrent liabilities................................... 18.4     24.4
                                                                 -----    -----
      Total noncurrent liabilities...............................306.3    211.2

COMMITMENTS AND CONTINGENCIES ...................................   --      --

STOCKHOLDERS' EQUITY:

  Preferred Stock, $1.00 par value

    Authorized--1,000,000 shares; Issued-None....................    --     --
  Class A Stock, $.01 par value
    Authorized--2,500,000 shares; Issued-828,100 shares..........   0.0     0.0
  Common Stock, $.01 par value
    Authorized--25,000,000 shares
    Issued--16,671,690 shares (16,331,698 shares at 5/31/96).....   0.2     0.2
  Additional paid-in capital....................................  203.8   194.8
  Foreign currency translation adjustment........................  (0.7)   (0.2)
  Accumulated earnings........................................... 131.0   130.6
    Less 1,301,658 shares of Common Stock in treasury, at cost... (36.8)  (36.8)
                                                                 ------  ------
      Total stockholders' equity................................. 297.5   288.6
                                                                 ------  ------
                                                                 $784.4  $673.2
                                                                 ======  ======

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN MILLIONS)

================================================================================


                                                                   FOREIGN
                                                       ADDITIONAL  CURRENCY     TOTAL
                                        CLASS A COMMON   PAID-IN  TRANSLATION ACCUMULATED   TREASURY STOCKHOLDERS'
                                         STOCK  STOCK    CAPITAL  ADJUSTMENT   EARNINGS       STOCK     EQUITY
                                         -----  -----    -------  ---------   -----------   -------- -------------
BALANCE AT JUNE 1, 1994 ............... $0.0    $0.2     $184.4       $(2.1)     $60.1      $(36.8)    $205.8
Net income.............................                                           38.6                   38.6
Translation adjustment.................                                 0.6                               0.6
Stock options exercised................          0.0        2.6                                           2.6
Tax benefit realized from
  stock option transactions............                     2.6                                           2.6
Stock granted..........................                     0.0                                           0.0
                                        ----    ----      -----        ----      -----       -----      -----
BALANCE AT MAY 31, 1995 ...............  0.0     0.2      189.6        (1.5)      98.7       (36.8)     250.2
Net income.............................                                           31.9                   31.9
Translation adjustment.................                                 1.3                               1.3
Stock options exercised................          0.0        2.1                                           2.1
Tax benefit realized from
  stock option transactions............                     3.0                                           3.0
Stock granted..........................                     0.1                                           0.1
                                        ----    ----      -----        ----      -----       -----      -----
BALANCE AT MAY 31, 1996 ...............  0.0     0.2      194.8        (0.2)     130.6       (36.8)     288.6
Net income.............................                                            0.4                    0.4
Translation adjustment.................                                (0.5)                             (0.5)
Stock options exercised................          0.0        4.7                                           4.7
Tax benefit realized from
  stock option transactions............                     4.2                                           4.2
Stock granted..........................                     0.1                                           0.1
                                        ----    ----      -----        ----      -----       -----      -----
BALANCE AT MAY 31, 1997 ............... $0.0    $0.2     $203.8       $(0.7)    $131.0      $(36.8)    $297.5
                                        ====    ====     ======       =====     ======      ======     ======





























                             SEE ACCOMPANYING NOTES

CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN MILLIONS)

=============================================================================================================
                                                                   1997              1996             1995
=============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income...............................................          $ 0.4           $ 31.9            $ 38.6
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization and depreciation........................           58.4             42.5              24.0
      Royalty advances expensed............................           15.2             13.5              11.7
      Provision for losses on accounts receivable..........           11.7              9.6               6.6
      Deferred income taxes................................           (7.0)            (4.7)              2.6
      Impairment of assets.................................             --             24.3                --
      Changes in assets and liabilities net of effects
        from business acquisitions and dispositions:
          Decrease (increase) in accounts receivable.......            7.6            (49.2)            (27.5)
          Increase in inventory............................          (29.3)           (31.6)            (42.8)
          (Increase) decrease in prepaid expenses..........          (19.8)             1.5              (2.5)
          Increase in accounts payable
            and other accrued expenses.....................           17.3              3.8              12.6
          (Decrease) increase in accrued royalties.........           (6.9)             5.5               3.9
          (Decrease) increase in deferred revenues.........           (0.2)            (2.7)              2.6
        Other, net.........................................           (0.7)             8.3              (0.7)
                                                                      ----             ----              ----
      Total adjustments....................................           46.3             20.8              (9.5)
                                                                      ----             ----              ----
        Net cash provided by operating activities..........           46.7             52.7              29.1
CASH FLOWS FROM INVESTING ACTIVITIES:
  Royalty advances paid....................................          (33.2)           (20.1)            (14.6)
  Business and trademark acquisition--related payments......         (32.1)           (32.1)             (7.8)
  Additions to property, plant and equipment...............          (29.5)           (30.4)            (21.7)
  Prepublication cost expenditures.........................          (26.9)           (54.3)            (45.3)
  Production cost expenditures.............................          (12.5)           (16.9)             (5.6)
  Other expenditures.......................................           (3.3)            (2.7)             (0.6)
                                                                      ----             ----              ----
        Net cash used in investing activities..............         (137.5)          (156.5)            (95.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under loan agreement and revolver.............          301.5            209.6             158.9
  Principal paydowns on loan agreement and revolver........         (326.2)          (224.2)           (106.6)
  Proceeds from issuance of 7% Notes due 2003..............          123.9               --                --
  Proceeds from issuance of convertible debt...............             --            107.3                --
  Borrowings under lines of credit.........................           39.3             53.9              45.3
  Principal paydowns on lines of credit....................          (55.6)           (46.7)            (43.7)
  Proceeds from exercise of stock options..................            4.7              2.1               2.6
  Tax benefit realized from stock option transactions......            4.2              3.0              10.0
  Other....................................................           (0.4)            (0.8)             (0.3)
                                                                      ----             ----              ----
        Net cash provided by financing activities..........           91.4            104.2              66.2
  Effect of exchange rate changes on cash..................            0.0              0.2              (0.1)
                                                                      ----             ----              ----
  Net increase (decrease) in cash and cash equivalents.....            0.6              0.6              (0.4)
  Cash and cash equivalents at beginning of year...........            4.3              3.7               4.1
                                                                      ----             ----              ----
  Cash and cash equivalents at end of year.................          $ 4.9            $ 4.3             $ 3.7
                                                                     =====            =====             =====
SUPPLEMENTAL INFORMATION:
  Income taxes paid........................................          $24.7            $22.3             $12.2
  Interest paid............................................           13.1              9.8               5.0





                             SEE ACCOMPANYING NOTES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS EXCEPT SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Scholastic Corporation and all wholly-owned subsidiaries (the "Company"). All intercompany transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Significant estimates that affect the financial statements include, but are not limited to, book returns, recoverability of inventory, recoverability of advances to authors, amortization periods, recoverability of prepublication costs and litigation reserves.

NATURE OF OPERATIONS

     The Company has operations in the United States, Canada, Mexico, the United Kingdom, Australia and New Zealand and distributes its materials through a variety of channels, including book clubs, book fairs and retail. The Company is engaged in one segment of business--the production, publication and sale of educational materials.

CASH EQUIVALENTS

     Cash equivalents consist of short-term investments with original maturities of less than three months.

INVENTORIES

     Inventories are stated at the lower of cost using the first-in, first-out method or market.

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

OTHER ASSETS AND DEFERRED CHARGES

     Prepublication costs are amortized on the straight-line basis over a two to five year period commencing with publication. The Company regularly evaluates the remaining lives and recoverability of such costs. The accumulated amortization of prepublication costs at May 31, 1997 and 1996 was $41.8 and $24.9, respectively.

     Royalty advances are expensed as earned or when future recovery appears doubtful. The reserve for royalty advances was $25.1 and $18.4 at May 31, 1997 and 1996, respectively.

     Goodwill and trademarks acquired by the Company are being amortized on the straight-line basis over the estimated future periods to be benefited, not exceeding 40 years. The accumulated amortization of goodwill and other intangible assets at May 31, 1997 and 1996 was $8.2 and $4.5, respectively.

INCOME TAX

     The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to enter into the determination of taxable income.

OTHER ACCRUED EXPENSES

     Other accrued expenses include a reserve for book returns of $19.0 at May 31, 1997. Other accrued expenses also include a reserve for unredeemed credits issued in conjunction with the Company's book club operations of $8.8 and $8.9, accrued taxes of $8.8 and $9.0 and accrued interest of $6.2 and $2.1, at May 31, 1997 and 1996, respectively.

DEFERRED REVENUE

     Revenues from magazine subscriptions are deferred at the time of sale. As magazines are delivered to subscribers, proportionate shares of the receipts are credited to revenue.

EARNINGS PER SHARE

     Earnings per share are based on the combined weighted average number of Class A, Common and Class A Share and Common Share Equivalents outstanding using the treasury stock method, in accordance with the Accounting Principles Board ("APB"), Opinion No. 15, "Earnings per Share." Common Share Equivalents are excluded from the computation of primary earnings per share in which they have an anti-dilutive effect.

RECENT ACCOUNTING PRINCIPLES

     Effective March 1, 1996, the Company early adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed of." This statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. It also requires that long-lived and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair market value less cost to sell.

     Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", was adopted by the Company for fiscal 1997. The statement requires expanded disclosure of stock-based compensation arrangements and encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted to continue to apply the provisions of APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company applied APB 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost due to the exercise price of options being at fair market value at date of grant. Note 6 contains a summary of the pro forma effects on reported net income and earnings per share for 1997 and 1996 if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The Company is required to adopt the provisions of SFAS 128 for the quarter ended February 28, 1998. The principal differences between the provisions of SFAS 128 and previous authoritative pronouncements is related to the exclusion of common stock equivalents in the determination of basic earnings per share and the market price at which common stock equivalents are calculated in the determination of diluted earnings per share. In accordance with the provisions of SFAS 128, basic and diluted earnings per share are $0.02 and $0.02 at May 31, 1997, $2.02 and $1.97 at May 31, 1996 and $2.48 and $2.38 at May 31,
1995, respectively.

     In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 130, (SFAS 130), "Reporting Comprehensive Income". This statement establishes the standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company is required to adopt the provisions of SFAS 130 for fiscal 1999.

2. RESTRUCTURING COSTS

     The Company established certain restructuring reserves in fiscal 1997, resulting in a pretax charge of approximately $5.0. This charge consisted primarily of employee severance and relocation costs of $3.3. The balance of the reserve, $1.7, related to the restructuring of the Company's operations including the closedown of the French operations, productivity improvements at its distribution facility in Jefferson City, Missouri and the consolidation of certain of its school publishing operations. At May 31, 1997, other accrued liabilities include remaining reserves for severance and the closedown of the French operations of $2.8.

3. INTERNATIONAL AND DOMESTIC OPERATIONS

     International operations consist of the Company's book publishing and distribution operations in Canada, Australia, the United Kingdom, New Zealand, Mexico and India. As of May 31, 1997, 1996 and 1995, equity in the wholly-owned subsidiaries in these countries was $48.2, $40.8 and $36.2, respectively.

     The following table summarizes certain information for the fiscal years ended May 31, 1997, 1996 and 1995, regarding the Company's domestic and international operations.

                                DOMESTIC       INTERNATIONAL
                               OPERATIONS        OPERATIONS      CONSOLIDATED
================================================================================
  1997
================================================================================
Revenues                            $787.4           $178.9           $966.3
Operating income                       9.4              8.3             17.7
Identifiable assets                  653.4            131.0            784.4
================================================================================
  1996
================================================================================
Revenues                            $778.9           $149.7           $928.6
Operating income                      48.9              8.9             57.8(1)
Identifiable assets                  566.0            107.2            673.2
===-============================================================================
  1995
================================================================================
Revenues                            $620.3           $129.6           $749.9
Operating income                      63.6              4.1             67.7
Identifiable assets                  423.6             82.3            505.9

(1) Includes a non-cash charge relating to the impairment of certain assets of $24.3.

4. LONG-TERM DEBT

     Long-term debt consisted of the following at May 31, 1997 and 1996:

================================================================================
                                              1997                  1996
================================================================================
                                      CARRYING             CARRYING
                                        VALUE   FAIR VALUE   VALUE    FAIR VALUE
                                      --------  ---------- --------   ----------
Loan agreement and revolver           $ 49.5      $ 49.5     $ 74.0      $ 74.0
7% Notes due 2003, net of discount     124.7       122.0         --          --
Convertible subordinated debentures    110.0        89.4      110.0       115.0
Other debt                               4.0         4.0        3.1         3.1
                                      ------      ------     ------      ------
      Total debt                       288.2       264.9      187.1       192.1
        Less current portion             (.3)        (.3)       (.3)        (.3)
                                      ------      ------     ------      ------
      Total long-term debt            $287.9      $264.6     $186.8      $191.8
                                      ======      ======     ======      ======
Fair values were estimated based upon market quotes.

LOAN AGREEMENT

     The Company and Scholastic Inc. are joint and several borrowers under a Loan Agreement (the "Loan Agreement") with certain banks, which provides for revolving credit loans and letters of credit. On April 11, 1995, the Company amended and restated the Loan Agreement, extending the expiration date to May
31, 2000 and expanding the facility to $135.0, with a right, in certain circumstances, to increase it to $160.0. The Loan Agreement was amended further on May 1, 1996 and May 28, 1997. Interest charged under this facility is either at the prime rate or .325% to .90% over LIBOR (as defined). There is a commitment fee charged which ranges from .10% to .3625% on the unused portion. The amounts charged vary based upon certain financial measurements. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions.

REVOLVER

     On June 19, 1995, Scholastic Corporation and Scholastic Inc., (the "Borrowers") entered into a Revolving Loan Agreement (the "Revolver") with Sun Bank, N. A., which provides for revolving credit loans and expires on May 31, 2000. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. On August 14, 1996, the Revolver was amended to increase the aggregate principal amount to $35.0 and was amended further on May 30, 1997.

7% NOTES DUE 2003

     On December 23, 1996, the Company issued $125.0 million of 7% Notes due 2003 (the "Notes"). The Notes are unsecured and unsubordinated obligations of the Company and will mature on December 15, 2003. The Notes are not redeemable prior to maturity. Interest on the Notes is payable semi-annually on December 15 and June 15 of each year. The proceeds (including accrued interest) from the issuance of the Notes were $123.9 after deducting an underwriting discount and other related offering costs. The Company utilized the net proceeds primarily to repay amounts outstanding under the Loan Agreement and the Revolver.

CONVERTIBLE SUBORDINATED DEBENTURES

     On August 18, 1995, the Company sold $110.0 of 5.0% Convertible Subordinated Debentures due August 15, 2005 (the "Debentures") under Regulation S and Rule 144A of the Securities Act of 1933. The Debentures are listed on the Luxembourg Stock Exchange and the portion sold under Rule 144A is designated for trading in the Portal system of the National Association of Securities Dealers, Inc.

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

     The net proceeds from the sale of the Debentures were $107.3 after deduction of underwriting fees and offering expenses.

OTHER LINES OF CREDIT

     The Company's international subsidiaries had lines of credit available of $33.0 at May 31, 1997. There was $5.0 and $20.9 outstanding under these credit lines at May 31, 1997 and 1996, respectively. The weighted average interest rate on the outstanding amounts was 6.25% and 7.5% at May 31, 1997 and 1996, respectively.

5. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company leases warehouse space, office space and equipment under various operating leases. Certain of these leases provide for rent increases based on price-level factors. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases. The Company has no significant capitalized leases. Total rent expense relating to the Company's operating leases was $24.4, $20.5 and $16.9 for the fiscal years ended May 31, 1997, 1996 and 1995, respectively. These rentals include payments under the terms of the escalation provisions and are net of sublease income.

     The aggregate minimum future annual rental commitments at May 31, 1997, under all noncancelable operating leases, totaling $130.0, are as follows:
1998-$23.5; 1999-$18.5; 2000-$15.5; 2001-$12.0; 2002-$9.5; later years-$51.0.

CONTINGENCIES

     The Company and certain officers have been named as defendants in litigation which alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and rule 10b-5 thereunder, resulting from purportedly materially false and misleading statements to the investing public concerning the financial condition of the Company. The litigation is in the early stages and the Company believes that such litigation is without merit and plans to vigorously defend against it.

     The Company is also engaged in various legal proceedings incident to its normal business activities. In the opinion of the Company, none of such proceedings is material to the consolidated financial position of the Company.

6. CAPITAL STOCK AND STOCK OPTIONS

     The voting rights of the holders of Common Stock, except as provided by statute, and except as may be established by the Board of Directors in favor of any series of Preferred Stock which may be issued, are limited to the election of such number of directors as shall equal at least one-fifth of the members of the Board of Directors; the remainder are elected by the holders of Class A Stock. Holders of Class A Stock and Common Stock are entitled to one vote per share on matters on which they are entitled to vote. The holders of Class A Stock have the right, at their option, to convert shares of Class A Stock into shares of Common Stock on a share-for-share basis.

     At May 31, 1997, there were 23,000 options available for grant under the Company's 1992 Stock Option Plan (the "Stock Option Plan"), which provides for the grant of incentive stock options ("ISO's") and nonqualified stock options. The Stock Option Plan expired on July 16, 1997 and no ISO's have been granted under the Stock Option Plan.

     On September 21, 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), which provides for the grant of ISO's and nonqualified stock options. Two million shares of Common Stock were reserved for issuance upon the exercise of options granted under this plan. At May 31, 1997, there were 1,977,875 options available for grant under the 1995 Plan.

     Generally, options granted under the various plans may not be exercised for a minimum of one year after grant and expire ten years and one day after grant.

     Activity under the various stock option plans for the indicated fiscal years ended May 31 was as follows:

================================================================================================================
                                 1997                           1996                           1995
================================================================================================================
                                 WEIGHTED-AVERAGE                WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                       OPTIONS    EXERCISE PRICE       OPTIONS    EXERCISE PRICE      OPTIONS    EXERCISE PRICE
                      --------   ----------------     --------   ----------------    --------   ----------------
OUTSTANDING--
  BEGINNING OF YEAR   1,075,400       $29.32          953,729         $17.88        1,067,159        $15.35
Granted                 218,500        64.23          288,750          57.70           82,500         44.14
Exercised              (338,175)       13.88         (165,579)         12.87         (185,180)        14.01
Cancelled               (54,875)       56.30           (1,500)         34.50          (10,750)        34.50
                       --------                     ---------                        --------
OUTSTANDING--
  END OF YEAR           900,850       $41.94        1,075,400         $29.32          953,729        $17.88
                       ========                     =========                        ========
EXERCISABLE--
  END OF YEAR           436,363       $25.33          643,250         $14.50          737,479        $11.93

     At May 31, 1997, for each of the following classes of options as determined by range of exercise price, the information regarding weighted-average exercise prices and weighted-average remaining contractual lives of each said class is as follows:

                                           WEIGHTED-         WEIGHTED-
                                            AVERAGE       AVERAGE REMAINING    NUMBER OF      WEIGHTED-AVERAGE
                        NUMBER OF      EXERCISE PRICE OF CONTRACTUAL LIFE OF   OPTIONS       EXERCISE PRICE OF
        OPTION           OPTIONS          OUTSTANDING      OUTSTANDING        CURRENTLY      OPTIONS CURRENTLY
      PRICE RANGE      OUTSTANDING          OPTIONS          OPTIONS         EXERCISABLE        EXERCISABLE
      -----------      -----------     --------------   ---------------      -----------     -----------------
    $9.03 - $14.78       220,000              $9.39          3.0 years          220,000              $9.39
   $27.75 - $39.68       193,400             $34.96          6.5 years          138,100             $34.52
   $46.69 - $68.81       487,450             $59.40          8.3 years           78,263             $53.94

     The Company adopted SFAS 123 for fiscal 1997. As provided for under the provisions of SFAS 123, the Company applies APB 25 and related interpretations in accounting for its stock option plans. In accordance with APB 25, no compensation expense was recognized because the option price of the Company's stock options equaled the market price of the underlying stock on the date of grant.

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

================================================================================
                                                        1997            1996
================================================================================
Net income - as reported...........................    $0.4             $31.9
Net income (loss) - pro forma......................    (0.8)             31.1

Primary earnings per share - as reported...........   $0.02             $1.97
Primary earnings (loss) per share- pro forma.......   (0.05)             1.93

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

================================================================================
                                                        1997             1996
================================================================================
Expected dividend yield............................    0.00%             0.00%
Expected stock price volatility ...................   0.184             0.195
Risk-free interest rate............................    6.63%             6.53%
Expected life of options...........................  5 years           5 years

     The weighted average fair value of options granted during 1997 and 1996 were $20.39 and $18.54 per share, respectively. For purposes of proforma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period and does not include grants prior to June 1, 1995. As such, the pro forma net income and earnings per share are not indications of future years.

     On July 15, 1997, the Company granted options to purchase 1,277,738 shares of Common Stock at a per share price of $35.19, which was the fair market value as defined in the option plan at the date of grant. A portion of these were issued in lieu of cash compensation and all vest over one to four years.

     On December 14, 1993, the Company adopted the Non-Employee Director Stock-For-Retainer Plan (the "Stock-For-Retainer Plan"). During the years ended May 31, 1997, 1996 and 1995, the Company issued 1,683, 1,474 and 891 shares of Common Stock at per share prices of $65.50, $74.88 and $50.63, respectively, pursuant to the Stock-For-Retainer Plan.

7. INCOME TAX EXPENSE

     Consolidated income tax expense for the indicated fiscal years ended May 31 was based on earnings before taxes as follows:

================================================================================
                                                   1997         1996     1995
================================================================================
Domestic..........................................  $(3.3)      $40.6     $61.3
International wholly owned subsidiaries...........    4.3         6.0       1.0
                                                    -----       -----     -----
                                                     $1.0       $46.6     $62.3
                                                    =====       =====     =====



Income tax expense (benefit) for the indicated fiscal years ended May 31 consists of the following components:

================================================================================
                                                    1997        1996    1995
================================================================================
FEDERAL

  Current (1) .................................... $1.9        $15.1      $18.9
  Deferred........................................ (7.6)        (5.3)       2.8
                                                  -----        -----      -----
                                                  $(5.7)       $ 9.8      $21.7
                                                  =====        =====      =====


STATE AND LOCAL

  Current.........................................$ 2.9        $1.7        $1.7
  Deferred........................................  0.6        (0.1)       (0.1)
                                                  -----        -----      -----
                                                  $ 3.5        $1.6        $1.6
                                                  =====        =====      =====

INTERNATIONAL

  Current.........................................$ 2.8       $ 2.6        $0.4
  Deferred........................................  0.0         0.7         0.0
                                                  -----        -----      -----
                                                  $ 2.8       $ 3.3        $0.4
                                                  =====        =====      =====

TOTAL

  Current.........................................$ 7.6       $19.4       $21.0
  Deferred........................................ (7.0)       (4.7)        2.7
                                                  -----        -----      -----
                                                  $ 0.6       $14.7       $23.7
                                                  =====        =====      =====


----------
(1) For the fiscal years ended May 31, 1997, 1996 and 1995 current taxes payable (receivable) are ($2.0), $12.2 and $9.1, respectively. The difference between the current taxes payable or receivable and the current federal income tax expense for each year is due to the federal tax benefit associated with stock option exercises which have been reflected as an increase to additional paid-in capital.

     Total tax expense for the fiscal years ended May 31, 1997, 1996 and 1995 results in effective tax rates of 64.6%, 31.6% and 38.0%, respectively. The provisions for income taxes attributable to continuing operations differ from the amount of tax determined by applying the federal statutory rate as follows:

================================================================================
                                                      1997       1996     1995
================================================================================
Computed federal statutory provision................   $ 0.4     $16.3    $21.8
State income tax provision net of
  federal income tax benefit........................     2.2       1.0      1.0
Difference in effective tax rates on earnings of
  foreign subsidiaries..............................    (0.2)     (0.8)     0.1
Charitable contributions............................    (1.8)     (2.0)    (0.3)
Other - net.........................................     0.0       0.2      1.1
                                                       -----     -----    -----
  Total provision for income taxes..................   $ 0.6     $14.7    $23.7
                                                       =====     =====    =====

     The undistributed earnings of foreign subsidiaries at May 31, 1997 are $35.8. It is the Company's intention to reinvest all remaining unremitted earnings of its subsidiaries where permitted by foreign jurisdictions. The tax on any distribution of such earnings would be substantially reduced by foreign tax credits.

     At May 31, 1997, the Company has a charitable deduction carryforward of $15.1 which expires in fiscal years ended May 31, 2001 and 2002.

     Deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes as determined under enacted tax laws and rates. The tax effects of these items that give rise to deferred tax assets and liabilities at May 31 for the indicated fiscal years are as follows:

================================================================================
                                                             1997         1996
================================================================================
Deferred tax assets:
  Inventory accounting.....................................  $12.6        $9.0
  Other accounting reserves................................    7.6         9.3
  Tax carryforwards........................................    6.0         1.5
  Postretirement, postemployment and pension obligations...    5.6         5.1
  Theatrical motion picture accounting.....................    2.6         2.8
  Other--net...............................................    1.5          --
                                                             -----        ----
    Total deferred tax assets..............................   35.9        27.7
                                                             =====        ====
Deferred tax liabilities:
  Depreciation.............................................    2.3         2.7
  Other--net...............................................     --         2.9
                                                             -----        ----

    Total deferred tax liabilities.........................    2.3         5.6
                                                             -----        ----
    Net deferred tax assets................................  $33.6       $22.1
                                                             =====        ====


8. EMPLOYEE BENEFIT PLANS

     The Company has a defined benefit pension plan (the "Plan") which covers a majority of the U.S. employees who meet certain eligibility requirements. Benefits are based on years of service and on career average compensation. The Plan is funded by contributions from participants and the Company. It is the Company's policy to fund the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended.

     The international subsidiaries in Australia and the United Kingdom have defined benefit pension plans which cover those employees meeting minimum length of service requirements. Benefits are based on years of service and on a percentage of compensation near retirement. The plans are funded by contributions from these subsidiaries and their employees. In fiscal year ended May 31, 1995, the majority of the employees of the Australian subsidiary terminated participation in the defined benefit pension plan and began participating in a defined contribution plan. For fiscal years ended May 31, 1997, 1996 and 1995 the total expenses for these plans were $0.6, $0.5 and $0.4, respectively. Canada's pension plan was terminated in fiscal 1993. Contributions made to the pension plan were rolled over to a private plan to which employees now have an option to contribute.

     Total defined benefit pension plan costs for the indicated fiscal years ended May 31 are summarized as follows:

================================================================================
                                             1997           1996          1995
================================================================================
Service cost...............................  $ 1.6         $ 1.4          $ 1.1
Interest cost..............................    1.5           1.2            1.1
Actual return on plan assets...............   (3.2)         (2.2)          (1.5)
Net amortization...........................    2.0           1.2            0.8
                                             -----         -----          -----

  Total pension cost.......................  $ 1.9         $ 1.6          $ 1.5
                                             =====         =====          =====

The funded status of the pension plans at May 31 is as follows:

                                                                  ACCUMULATED               PLAN ASSETS EXCEED
                                                                   BENEFITS                     ACCUMULATED
                                                              EXCEED PLAN ASSETS                 BENEFITS
                                                              ------------------            -----------------
=============================================================================================================
                                                               1997        1996               1997       1996
=============================================================================================================
Actuarial present value of benefit obligations:
  Vested benefits.......................................       $15.3       $13.1              $2.2        $1.8
  Non-vested benefits...................................         0.6         0.7                --          --
                                                               -----       -----              ----        ----
Accumulated benefit obligation..........................        15.9        13.8               2.2         1.8
  Effect of projected future salary increases...........         2.2         1.8               0.6         0.3
                                                               -----       -----              ----        ----
Projected benefit obligation............................        18.1        15.6               2.8         2.1
Plan assets at fair value...............................        17.7        13.5               2.9         2.3
                                                               -----       -----              ----        ----
  Plan assets less than (greater than) projected
    benefit obligation..................................         0.4         2.1              (0.1)       (0.2)
  Unrecognized net gain.................................         3.0         1.4               0.2         0.2
  Unrecognized net transition asset (obligation)........        (1.2)       (1.3)              0.2         0.1
  Unrecognized prior service cost.......................        (0.9)       (1.0)             (0.3)       (0.1)
                                                               -----       -----              ----        ----
Accrued pension cost included in
  financial statements..................................        $1.3        $1.2               $--         $--
                                                               =====       =====               ===        ====
Assumed rates:
  Discount rate.........................................         8.0%        8.0%              9.0%        9.0%
  Compensation increase factor..........................         5.0%        5.0%              7.0%        7.0%



     Plan assets consist primarily of stocks, bonds, money market funds, insurance contracts and U.S. government obligations. The weighted-average long-term rate of return on plan assets was 9.5% for plans with accumulated benefits obligations that exceed their assets and 9.0% for plans with assets in excess of their accumulated benefit obligations for fiscal 1997, 1996 and 1995.

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. A majority of the Company's domestic employees may become eligible for these benefits if they reach normal retirement age while working for the Company.

     The components of the net periodic postretirement benefit costs for the indicated fiscal years ended May 31 are as follows:

================================================================================
                                                      1997        1996     1995
================================================================================
Service cost.......................................... $0.3       $0.5      $0.4
Interest cost on accumulated benefit obligation.......  0.8        0.8       0.9
                                                       ----      -----     -----
Net periodic postretirement benefit cost.............. $1.1      $ 1.3     $ 1.3
                                                       ====      =====     =====



The components of the accumulated postretirement benefit obligation included in other noncurrent liabilities at May 31 are as follows:

================================================================================
                                                          1997              1996
================================================================================
Retirees...........................................      $ 6.9             $ 6.7
Fully eligible active plan participants............        1.6               2.0
Other active plan participants.....................        2.9               2.8
                                                         -----             -----
Accumulated postretirement benefit obligation......       11.4              11.5
Unrecognized net actuarial gain....................        2.0               1.2
                                                         -----             -----
Accrued postretirement benefit obligation..........      $13.4             $12.7
                                                         =====             =====

     The accumulated postretirement benefit obligation was determined using a discount rate of 8.0%. Service cost and interest components were determined using a discount rate of 8.0%. The health care cost trend rate assumed was 11.0% with an annual decline of 1.0% until the rate reaches 5.0% in the year 2002. An increase of 1.0% in the health care cost trend rate would result in increases of approximately $1.5 in the accumulated benefit obligation and $0.2 in the annual net periodic postretirement benefit cost.

     The Scholastic Inc. 401(k) Savings and Retirement Plan (the "401(k)") allows participating employees to authorize payroll deductions up to 15%, except for highly compensated employees who are limited to 10%, of their income on a pretax basis and/or an after-tax basis. The payroll deductions are invested at the direction of the participant in certain investment funds or in the Company's Common Stock. For the 401(k) plan years ended May 31, 1997, 1996 and 1995, the Company matched the employees' pretax payroll deductions (up to the lesser of 6% of compensation or $9,500) by one dollar for each dollar of the first one hundred dollars contributed and fifty cents for each dollar above one hundred dollars. Such matching was made in cash. The terms of the 401(k) provide that the Company's Board of Directors shall determine the Company's matching contributions for each 401(k) plan year. The Company, at its sole discretion, may also make discretionary contributions for the benefit of all participants regardless of whether they elected to make pretax contributions to the 401(k). For the fiscal years ended May 31, 1997, 1996 and 1995, the Company's 401(k) matching contributions were $2.6, $2.0 and $1.9, respectively.

9. IMPAIRMENT OF ASSETS

     Fiscal 1996 includes a non-cash charge relating to the impairment of certain assets of $24.3 pre-tax, $14.9 after-tax, or $0.88 per fully diluted share. A significant portion of this charge was determined in connection with the Company's early adoption of SFAS 121. This charge consists of unamortized prepublication and inventory costs of the Company's K-2 math program, several older supplemental instructional publishing programs and other selected titles.

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
SCHOLASTIC CORPORATION

     We have audited the accompanying consolidated balance sheet of Scholastic Corporation (the "Company") as of May 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at May 31, 1997 and 1996 and the consolidated results of its operations, and its cash flows for each of the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               Ernst & Young LLP
New York, New York
July 3, 1997

Supplementary Financial Information

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MAY 31, 1997 AND 1996 (UNAUDITED, AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)

==============================================================================================================
                                                                             1997
==============================================================================================================
                                               FIRST         SECOND         THIRD         FOURTH
                                              QUARTER        QUARTER       QUARTER        QUARTER       YEAR

Revenues...............................       $158.6          $342.2        $210.7         $254.8       $966.3
Cost of goods sold.....................         93.7           165.8         118.8          152.4        530.7
Net income (loss)......................        (14.0)           38.5         (12.5)         (11.6)         0.4
Net income (loss) per share:

  Primary..............................        (0.88)           2.36         (0.78)         (0.72)        0.02
  Fully diluted........................        (0.88)           2.21         (0.78)         (0.72)        0.02
==============================================================================================================
                                                                             1996
==============================================================================================================
                                               FIRST         SECOND         THIRD         FOURTH
                                              QUARTER        QUARTER       QUARTER        QUARTER       YEAR

Revenues...............................       $135.2          $294.6        $216.1         $282.7       $928.6
Cost of goods sold.....................         78.8           134.6         108.2          144.4        466.0
Net income (loss)......................         (9.8)           31.1           8.9            1.7(1)      31.9
Net income (loss) per share:

  Primary..............................        (0.62)           1.92          0.55           0.10(1)      1.97
  Fully diluted........................        (0.62)           1.81          0.55           0.10(1)      1.97

-------------------
(1) The fourth quarter of fiscal year 1996 includes a charge of $14.9 net of tax ($0.84 per share) which relates to the write off of unamortized prepublication costs and related inventory provisions. A significant portion of the charge relates to the early adoption of Statement of Financial Accounting Standards No. 121 (SFAS 121) which requires an evaluation of the realization of long-lived asset carrying values.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
                                       37

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS (AS OF AUGUST 1, 1997)

          NAME                                         AGE                      POSITION
          ----                                         ---                      --------

Richard Robinson..................................     60        Chairman of the Board, President and
                                                                   Chief Executive Officer
Kevin J. McEnery..................................     49        Executive Vice President and Chief
                                                                   Financial Officer
Deborah A. Forte..................................     43        Executive Vice President; Division Head,
                                                                   Scholastic Productions
Barbara A. Marcus.................................     46        Executive Vice President, Children's
                                                                   Book Publishing
Margery W. Mayer..................................     45        Executive Vice President, Instructional
                                                                   Publishing, Scholastic School Group
Ruth Otte.........................................     48        Executive Vice President, New Media
Hugh Roome........................................     45        Executive Vice President, Promotion and
                                                                   Sales, Scholastic School Group

Richard M. Spaulding..............................     60        Director, Executive Vice President
Charles B. Deull..................................     37        Senior Vice President, Legal and Business Affairs, Secretary
Jean L. Feiwel....................................     44        Senior Vice President, Publisher, Children's Book Publishing
Ernest B. Fleishman...............................     60        Senior Vice President, Education and
                                                                   Corporate Relations

Frank Grohowski...................................     56        Senior Vice President, Operations
David J. Walsh....................................     61        Senior Vice President, International Operations
Helen V. Benham...................................     47        Director, Corporate Vice President,
                                                                   Early Childhood Advisor

Claudia H. Cohl...................................     57        Vice President, Editorial Planning and
                                                                    Development, Scholastic School Group
Larry V. Holland..................................     38        Vice President, Corporate Human Resources
                                                                   and Employee Services
Raymond Marchuk...................................     46        Vice President, Finance & Investor Relations
David D. Yun......................................     49        President, Scholastic Book Fairs, Inc.
Karen A. Maloney..................................     40        Director, Accounting and Financial Operations
Leslie G. Lista...................................     38        Corporate Controller
Vincent M. Marzano................................     34        Treasurer

     Richard Robinson has held his position with the Company or Scholastic Inc., for more than five years and has been a Director of Scholastic Inc. since 1971.

     Kevin J. McEnery became Executive Vice President and Chief Financial Officer in August 1995. Mr. McEnery joined the Company in September 1993 as Vice President of Strategic Planning and Operations of the Magazine and Technology groups. From April 1992 through September 1993 he was associated with the ITC Group, a telecommunications consulting group based in Westport, CT as a Senior Consultant. Prior to that he was a Senior Vice President and Chief Financial Officer of a privately held consumer and medical products company.

     Deborah A. Forte has been with Scholastic since 1984 serving as a Vice President of Scholastic Productions, Inc., until 1994 when she was appointed Executive Vice President, Scholastic Productions, Inc. Ms. Forte was appointed Senior Vice President; Division Head, Scholastic Productions in January 1995 and Executive Vice President; Division Head - Scholastic Productions in December 1996.

     Barbara A. Marcus became Executive Vice President, Children's Book Publishing in October 1991. Ms. Marcus joined Scholastic Inc. in July 1983 as Vice President of Marketing and in October 1984, Ms. Marcus was also appointed to the position of Associate Publisher.

     Margery W. Mayer joined Scholastic Inc. in April 1990 as Executive Vice President - Instructional Publishing and was appointed Executive Vice President, Instructional Publishing, Scholastic School Group in June 1997. From 1987 until 1990, she was associated with the Ginn Division of Silver Burdett & Ginn Inc., as General Manager until August 1988 and as President, thereafter.

     Ruth Otte became Executive Vice President, New Media in 1996. From 1986 to 1994 she served as President and Chief Operating Officer of Discovery Networks and from 1994 until September 1995, she was President of Knowledge Adventure.

     Hugh Roome joined the Company in September 1991 as Vice President, Home Office Computing and in May 1993, he was appointed to the position of Senior Vice President, Magazine Group. He was appointed Executive Vice President in September 1996 and Executive Vice President, Promotions and Sales, Scholastic School Group in June 1997. He was Vice President of MCI from 1989 until joining the Company. From 1979 to 1989, Mr. Roome was the Director of Marketing and Associate Publisher at Newsweek, Inc.

     Richard M. Spaulding has held his position with the Company or Scholastic Inc., for more than five years and has been a Director of Scholastic Inc. since 1974.

     Charles B. Deull joined the Company in January 1995 as Senior Vice President, Legal and Business Affairs. Mr. Deull was associated with the law firm of Cleary, Gottlieb, Steen and Hamilton from 1986 until joining Scholastic. He was appointed Secretary in July 1997.

     Jean L. Feiwel was appointed Senior Vice President, Publisher - Children's Book Publishing in December 1993 and was appointed Publisher in April 1997. Ms. Feiwel joined Scholastic Inc. in July 1983 and has served as Vice President, Editor-in-Chief of the Book Group since 1990.

     Ernest B. Fleishman joined Scholastic Inc. in June 1989 as Senior Vice President, Education and Corporate Relations. Mr. Fleishman was the Superintendent for the Greenwich, Connecticut Public School System from 1976 until joining Scholastic Inc.

     Frank Grohowski was appointed Senior Vice President, Operations of the Company in August 1995. Mr. Grohowski was Vice President of Manufacturing for Scholastic Inc. since 1985.

     David J. Walsh was elected Senior Vice President in charge of International Operations for Scholastic Inc. in November 1983.

     Helen V. Benham joined Scholastic Inc. in 1974. In June 1990 she was named Vice President and Publisher of the Early Childhood Division and in 1996 was named Corporate Vice President, Early Childhood Advisor. She became a Director of the Company in September 1992.

     Claudia H. Cohl has been associated with Scholastic Inc. since 1975 and has been a Vice President of Scholastic Inc. for more than five years. She is currently Vice President - Editorial Planning and Development - Scholastic School Group. She has served in many capacities, including Editor-in-Chief of HOME OFFICE COMPUTING(R).

     Larry V. Holland joined the company in August 1994 as Vice President, Human Resources and in fiscal 1997 was appointed Vice President, Corporate Human Resources and Employee Service. Prior to joining the Company, Mr. Holland held various positions with MCI since 1990 and left MCI as Senior Director of Human Resources.

     Raymond Marchuk has been associated with Scholastic Inc. since November 1983 and has been Vice President for more than five years. He is currently Vice President of Finance and Investor Relations.

     David D. Yun became President of Scholastic Book Fairs, Inc. ("SBF, Inc.") in January 1992. Mr. Yun joined the Company in June 1988 as Vice President of Marketing for SBF, Inc. In July 1990, he was appointed to the position of Executive Vice President of SBF, Inc.

     Karen A. Maloney joined Scholastic in July 1997 as Director of Accounting and Financial Operations. From July 1996 through January 1997, she was employed by Calvin Klein as Vice President, Corporate Controller and subsequently worked as an independent consultant. From July 1995 through June 1996, she was employed by Bernard Chaus, Inc. as Vice President, Corporate Controller. From December 1990 through July 1995, she was employed by Bidermann Industries Corp., and from June 1992 served as Vice President, Controller.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements

             The following  consolidated  financial  statements  are included in
             Item 8:
             - Consolidated  Statement  of Income  for the  years  ended May 31,
               1997, 1996 and 1995
             - Consolidated Balance Sheet at May 31, 1997 and 1996
             - Consolidated Statement of Changes in Stockholders' Equity for the
               years ended May 31, 1997, 1996 and 1995.
             - Consolidated  Statement of Cash Flows for the years ended May 31,
               1997, 1996 and 1995.
             - Notes to Consolidated Financial Statements

     (a) 2.  Financial Statement Schedule

             The following consolidated financial statement schedule is included in Item 14(d):

             Schedule II -- Valuation and Qualifying Accounts and Reserves

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

     (a) 3.  Exhibits:

             EXHIBIT
             NUMBER
             -------
             3   (a)  - Amended and Restated Certificate of Incorporation of the
                        Registrant. (1)
                 (b)  - By-Laws of the Registrant. (2)
             4   (a)  - Amended and Restated Loan Agreement dated April 11, 1995 between the Registrant and Citibank, N.A., as agent, Marine Midland Bank, Chase Manhattan Bank, N.A., The First National Bank of Boston and United Jersey Bank.
                        (3)
                 (b)  - Amendment  to the Amended and  Restated  Loan  Agreement
                        dated May 1, 1996. (4)
                 (c)  - Amendment  to the Amended and  Restated  Loan  Agreement
                        dated May 28, 1997.
                 (d)  - Revolving  Loan Agreement  dated  June 19, 1995  between the Registrant and Sun Bank, National Association, as amended August 14, 1996 and May 30, 1997. (5)
                 (e)  - Overdraft  Facility  dated June 1, 1992,  as  amended on
                        October 30, 1995 between Scholastic Canada Ltd. and CIBC. (5)
                 (f)  - Overdraft  Facility   dated   June   24,   1993  between
                        Scholastic Ltd. (formerly known as Scholastic Publications Ltd.) and Citibank, N.A. (5)
                 (g)  - Overdraft   Facility  dated May  14, 1992  as amended on
                        June 30, 1995, between Scholastic Ltd. (formerly known as Scholastic Publications Ltd.) and Midland Bank.
                        (5)
                 (h)  - Overdraft  Facility  dated February 12, 1993, as amended on January 31, 1995 between Scholastic Australia Pty. Ltd. (formerly known as Ashton Scholastic Pty. Ltd.) and National Australia Bank Ltd. (5)
                 (i)  - Overdraft   facility  dated   April   20,  1993  between
                        Scholastic New Zealand Ltd. (formerly Ashton Scholastic Ltd.) and ANZ Banking Group Ltd. (5)
                 (j)  - Indenture   dated   August  15,  1995  relating  to $110
                        million of 5% Convertible Subordinated Debentures due August 15, 2005 issued by the Registrant. (6)
                 (k)  - Indenture  dated  December 15,  1996,  relating to $125 million of 7% Notes due December 15, 2003 issued by the Registrant. (7)

             10  Material Contracts:

                 (a)  - Scholastic Inc. 401(k) Savings and  Retirement  Plan, as
                        amended   and   restated   as   of   June  1,  1992. (6)
                 (b)  - Amended   and   Restated   Retirement  Income  Plan  for
                        Employees of Scholastic Inc. effective as of July 1, 1989. (6)
                 (c)  - 1992 Stock Option Plan. (8)

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

                 (d)  - 1995 Stock Option Plan (9)
                 (e)  - Lease    dated    as   of  January  28, 1992 between Ise
                        Hiyoko, Inc. and Scholastic Inc. (10)
                 (f)  - Amendment  dated  as  of  April  1,  1993  to  the lease agreement  between  Ise Hiyoko, Inc. and Scholastic Inc.
                        (11)
                 (g)  - Outside Directors' Stock Option Plan. (8)
                 (h)  - 1997 Outside Director's Stock Option Plan.
                 (i)  - Non-Employee Director Stock-For-Retainer Plan (12)
                 (j)  - Industrial Development Agency of the City  of  New  York
                        documents:
                        1)  Lease Agreement dated December 1, 1993. (11)
                        2)  Indenture of Trust Agreement dated December 1, 1993.
                            (11)
                        3)  Project Agreement dated December 1, 1993. (11)
                        4)  Sales Tax Letter dated December 3, 1993. (11)
             11       Computation  of Net Income per Class A, Common and Class A
                      Share and Common Share Equivalents.
             21       Subsidiaries of the Registrant.
             23       Consent of Independent Auditors.

     (b) Reports on form 8-K
     (c) The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Exhibits in
         Exhibit Volume I.
     (d) The response to this portion of Item 14 is submitted as a separate section of this report.

----------
FOOTNOTES:

 (1) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-46338) as filed with the Commission on March 12, 1992.
 (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-45022) as filed with the Commission on January 10, 1992 (the "1992 Registration Statement").
 (3) Incorporated by reference to the Company's Form 10-Q for the quarter ended February 28, 1995 as filed with the Commission on April 13, 1995 (File No. 0-19860).
 (4) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 28, 1996 (File No. 0-19860).
 (5) Such long-term debt does not individually amount to more than 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Accordingly, pursuant to Item 601(b)(4)(iii) of Regulation S-K, such instrument is not filed herewith. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
 (6) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 28, 1995 (File No. 19860).
 (7) Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-17365) as filed with the Commission on December 11, 1996.
 (8) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 27, 1992 (File No. 0-19860).
 (9) Incorporated by reference to the Company's Registration Statement Form S-8 (Registration No.33-98186) as filed with the Commission on October 16, 1995.
(10) Incorporated by reference to Amendment No. 1 to the 1992 Registration Statement as filed with the Commission on February 21, 1992.
(11) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 26, 1994 (File No. 0-19860).
(12) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-74064) as filed with the Commission on January 11, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 26, 1997                  SCHOLASTIC CORPORATION

                                        By   /s/RICHARD ROBINSON
                                             -------------------
                                        RICHARD ROBINSON, CHAIRMAN OF THE BOARD,
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                   TITLE                               DATE
                    ---------                                   ------                              -----
   /s/          RICHARD ROBINSON                  Chairman of the Board, President,              August 26, 1997
-------------------------------------               Chief Executive Officer and
                RICHARD ROBINSON                    Director (Principal Executive
                                                    Officer)

   /s/        RICHARD M. SPAULDING                Executive Vice President and Director          August 26, 1997
-------------------------------------
              RICHARD M. SPAULDING

   /s/          Kevin J. McEnery                  Executive Vice President, Chief                August 26, 1997
-------------------------------------               Financial Officer (Principal
                KEVIN J. MCENERY                    Financial & Accounting Officer)

   /s/         REBECA M. BARRERA                  Director                                       August 26, 1997
-------------------------------------
                REBECA M. BARRERA

   /s/          HELEN V. BENHAM                   Director                                       August 26, 1997
-------------------------------------
                 HELEN V. BENHAM

   /s/        FREDERIC J. BISCHOFF                Director                                       August 26, 1997
-------------------------------------
              FREDERIC J. BISCHOFF

   /s/            JOHN BRADEMAS                   Director                                       August 26, 1997
-------------------------------------
                  JOHN BRADEMAS

   /s/           JOHN C. BURTON                   Director                                       August 26, 1997
-------------------------------------
                 JOHN C. BURTON

   /s/          RAMON C. CORTINES                 Director                                       August 26, 1997
-------------------------------------
                RAMON C. CORTINES

   /s/           ALONZO A. CRIM                   Director                                       August 26, 1997
-------------------------------------
                 ALONZO A. CRIM

                                       43

                    SIGNATURE                                   TITLE                               DATE
                    ---------                                   ------                              -----
   /s/       CHARLES T. HARRIS, III               Director                                       August 26, 1997
-------------------------------------
             CHARLES T. HARRIS, III

   /s/          ANDREW S. HEDDEN                  Director                                       August 26, 1997
-------------------------------------
                ANDREW S. HEDDEN

   /s/           MAE C. JEMISON                   Director                                       August 26, 1997
-------------------------------------
                 MAE C. JEMISON

   /s/         RICHARD A. KRINSLEY                Director                                       August 26, 1997
-------------------------------------
               RICHARD A. KRINSLEY

   /s/          JOHN G. MCDONALD                  Director                                       August 26, 1997
-------------------------------------
                JOHN G. MCDONALD

   /s/       AUGUSTUS K. OLIVER, II               Director                                       August 26, 1997
-------------------------------------
             AUGUSTUS K. OLIVER II

                             SCHOLASTIC CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                             YEAR ENDED MAY 31, 1997

                                   ITEM 14(D)

                          FINANCIAL STATEMENT SCHEDULE

                                                                                                 SCHEDULE II

                             SCHOLASTIC CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                     YEARS ENDED MAY 31, 1997, 1996 AND 1995
                              (AMOUNTS IN MILLIONS)

                                                               ADDITIONS
                                                        ------------------------
                                       BALANCE AT                                                  BALANCE AT
                                        BEGINNING      CHARGED TO     CHARGED TO                      END OF
               DESCRIPTION               OF YEAR         INCOME        GOODWILL      WRITE OFFS       YEAR
-------------------------------------  ----------      ----------     ----------     ----------    ----------
May 31, 1997:

   Reserve for royalty advances........    $24.9          $ 2.3          --            $ 2.1         $25.1
                                           =====          =====         =====          =====         =====
   Reserve for obsolescence............    $27.1          $21.1         $ 2.2          $16.4         $34.0
                                           =====          =====         =====          =====         =====
   Reserve for returns.................    $27.6          $68.7          --            $66.1(1)      $30.2
                                           =====          =====         =====          =====         =====

May 31, 1996:

   Reserve for royalty advances........    $16.6          $ 1.9         $ 6.5          $ 0.1         $24.9
                                           =====          =====         =====          =====         =====
   Reserve for obsolescence............    $18.2          $11.4         $ 7.5          $10.0         $27.1
                                           =====          =====         =====          =====         =====
   Reserve for returns.................    $19.8          $47.7          --            $39.9(1)      $27.6
                                           =====          =====         =====          =====         =====

May 31, 1995:

   Reserve for royalty advances........    $14.8          $ 2.0          --            $ 0.2         $16.6
                                           =====          =====         =====          =====         =====
   Reserve for obsolescence............    $15.6          $ 7.0          --            $ 4.4         $18.2
                                           =====          =====         =====          =====         =====
   Reserve for returns.................    $14.9          $30.4          --            $25.5(1)      $19.8
                                           =====          =====         =====          =====         =====




-------------------
(1)  Represents actual returns charged to reserve.

                                      S-1

                                 EXHIBIT INDEX

                                                                                                                   PAGE
              EXHIBIT                                     DESCRIPTION                                             NUMBER
              -------                                     -----------                                            --------

             3   (a)  - Amended and Restated Certificate of Incorporation of the Registrant. (1)
                 (b)  - By-Laws of the Registrant. (2)
             4   (a)  - Amended and Restated  Loan  Agreement  dated April 11, 1995 between the Registrant  and Citibank,
                        N.A., as  agent,  Marine Midland Bank, Chase Manhattan Bank, N.A.,  The First  National  Bank of Boston
                        and  United  Jersey  Bank. (3)
                 (b)  - Amendment  to  the  Amended  and Restated Loan Agreement dated May 1, 1996. (4)
                 (c)  - Amendment  to   the  Amended and Restated Loan Agreement dated as of May 28, 1997.
                 (d)  - Revolving Loan Agreement  dated June 19, 1995 between the Registrant  and Sun Bank,  National  Association,
                        as amended August 14, 1996 and May 30, 1997. (5)
                 (e)  - Overdraft  Facility  dated June 1, 1992,  as amended on October 30, 1995  between  Scholastic  Canada Ltd.
                        and CIBC. (5)
                 (f)  - Overdraft  Facility dated June 24, 1993 between  Scholastic  Ltd.  (formerly  known as Scholastic
                        Publications Ltd.) and Citibank, N.A. (5)
                 (g)  - Overdraft  Facility dated May 14, 1992 as amended on June 30, 1995,  between  Scholastic  Ltd.  (formerly known as Scholastic Publications Ltd.) and Midland Bank. (5)
                 (h)  - Overdraft  Facility dated February 12, 1993, as amended on January 31, 1995 between  Scholastic  Australia
                        Pty. Ltd. (formerly known as Ashton Scholastic Pty.  Ltd.) and National Australia Bank Ltd. (5)
                 (i)  - Overdraft  Facility dated April 20, 1993 between  Scholastic New Zealand Ltd. (formerly Ashton Scholastic
                        Ltd.) and ANZ Banking Group Ltd. (5)
                 (j)  - Indenture  dated  August 15, 1995  relating  to $110  million of 5%  Convertible  Subordinated  Debentures due August 15, 2005 issued by the Registrant. (6)
                 (k)  - Indenture  dated  December 15,  1996,  relating to $125 million of 7% Notes due December 15, 2003 issued by the Registrant. (7)

             10  Material Contracts:

                 (a)  - Scholastic Inc. 401(k) Savings and Retirement Plan, as amended and restated as of June 1, 1992. (6)
                 (b)  - Amended and restated Retirement Income Plan for Employees of Scholastic Inc. effective as of July 1, 1989.
                        (6)
                 (c)  - 1992 Stock Option Plan. (8)
                 (d)  - 1995 Stock Option Plan. (9)
                 (e)  - Lease dated as of January 28, 1992 between Ise Hiyoko, Inc. and Scholastic Inc. (10)
                 (f)  - Amendment agreement dated as of April 1, 1993 between Ise Hiyoko, Inc. and Scholastic Inc. (11)
                 (g)  - Outside Directors' Stock Option Plan. (8)
                 (h)  - 1997 Outside Directors' Stock Option Plan.
                 (i)  - Non-Employee Director Stock-For-Retainer Plan. (12)
                 (j)  - Industrial Development Agency of the City of New York documents:
                              1)    Lease Agreement dated December 1, 1993. (11)
                              2)    Indenture of Trust Agreement dated December 1, 1993. (11)
                              3)    Project Agreement dated December 1, 1993. (11)
                              4)    Sales Tax Letter dated December 3, 1993. (11)
             11       Computation of Net Income per Class A, Common and Class A Share and Common Share
                      Equivalents.
             21       Subsidiaries of the Registrant.
             23       Consent of Independent Auditors.

FOOTNOTES:

 (1) Incorporated by reference to the Company's Registration Statement on
     Form S-8 (Registration No. 33-46338) as filed with the Commission on March 12, 1992.
 (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-45022) as filed with the Commission on January 10, 1992 (the "1992 Registration Statement").
 (3) Incorporated by reference to the Company's Form 10-Q for the quarter ended February 28, 1995 as filed with the Commission on April 13, 1995 (File No. 0-19860).
 (4) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 28,1996 (File No. 0-19860).
 (5) Such long-term debt does not individually amount to more than 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Accordingly, pursuant to Item 601(b)(4)(iii) of Regulation S-K, such instrument is not filed herewith. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
 (6) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 28, 1995 (File No. 0-19860).
 (7) Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-17365) as filed with the Commission on December 11, 1996.
 (8) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 27, 1992 (File No. 0-19860).
 (9) Incorporated by reference to the Company's Registration Statement Form S-8 (Registration No.33-98186) as filed with the Commission on October 16,1995.
(10) Incorporated by reference to Amendment No. 1 to the 1992 Registration Statement as filed with the Commission on February 21, 1992.
(11) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 26, 1994 (File No. 0-19860).
(12) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-74064) as filed with the Commission on January 11, 1994.