Form 10-Q
period 1997-08-31
SCHOLASTIC CORP
filed 1997-10-15
CIK 866729

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                      For the period ended August 31, 1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

       For the transition period from ________________ to________________

                         Commission File Number: 0-19860
                                                 -------
                             SCHOLASTIC CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       13-3385513
---------------------------------              --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

    555 Broadway, New York, New York                         10012
----------------------------------------                 -------------
(Address of principal executive offices)                   (Zip Code)

                                  212-343-6100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                 [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Number of shares outstanding
       Title of each class                           as of September 30, 1997
       -------------------                      -----------------------------
  Common Stock, $.01 par value                              15,379,032
  Class A Stock, $.01 par value                              828,100

                             SCHOLASTIC CORPORATION
            INDEX TO FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 1997

PART I - FINANCIAL INFORMATION                                                               PAGE
                                                                                             ----
            Item 1. Financial Statements

                        Consolidated Condensed Statement of Operations for the Three
                        Months Ended August 31, 1997 and 1996                                   1

                        Consolidated Condensed Balance Sheet at August 31, 1997,
                        May 31, 1997 and August 31, 1996                                        2

                        Consolidated Condensed Statement of Cash Flows for the Three
                        Months Ended August 31, 1997 and 1996                                   3

                        Notes to Consolidated Condensed Financial Statements                  4 - 5

            Item 2. Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                            6 - 7

PART II - OTHER INFORMATION

               Item 1.    Legal Proceedings                                                     8

               Item 2.    Changes in Securities                                                 8

               Item 3.    Defaults Upon Senior Securities                                       8

               Item 4.    Submission of Matters to a Vote of Security Holders                   8

               Item 5.    Other Information                                                     8

               Item 6.    Exhibits and Reports on Form 8-K                                    8 - 9

SIGNATURES                                                                                     10

                         PART I - FINANCIAL INFORMATION

                             SCHOLASTIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                   (Amounts in millions except per share data)

                                                        Three Months Ended
                                                   ----------------------------
                                                     August 31,     August 31,
                                                       1997           1996
                                                    ----------     ----------

Revenues                                             $  166.6      $  158.6
Operating costs and expenses:
   Cost of goods sold                                    95.5          93.7
   Selling, general and administrative expenses          82.3          80.6
   Intangible amortization and depreciation               5.0           3.5
                                                     --------       -------
Total operating costs and expenses                      182.8         177.8

Operating loss                                          (16.2)        (19.2)
Interest expense, net                                     5.1           3.4
                                                     --------       -------
Loss before benefit for income taxes                    (21.3)        (22.6)
Benefit for income taxes                                  8.1           8.6
                                                     --------       -------
Net loss                                             $  (13.2)      $ (14.0)
                                                     ========       =======

Net loss per share                                   $  (0.81)      $  (0.88)

Weighted average shares outstanding                      16.2          15.9


                             SEE ACCOMPANYING NOTES

                             SCHOLASTIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                              (Amounts in millions)



                                                   August 31, 1997  May 31, 1997  August 31, 1996
                                                  ----------------  -------------  --------------
                                                      (Unaudited)                    (Unaudited)
ASSETS
     Current assets:
        Cash and cash equivalents                     $    1.4        $    4.9        $    1.1
         Accounts receivable less allowance for
          doubtful accounts                              117.1           100.5           123.3
        Inventories:
          Paper                                           10.7             8.1            17.1
          Books and other                                252.5           213.9           225.9
        Deferred taxes                                    36.5            30.2            30.8
        Prepaid and other deferred expenses               34.3            38.7            18.4
                                                      --------         -------         -------
          Total current assets                           452.5           396.3           416.6

     Property, plant and equipment, net                  132.2           134.0           116.0
     Prepublication costs                                 99.7           102.1           103.1
     Goodwill and trademarks                              66.5            67.8            41.2
     Royalty advances                                     47.6            43.4            26.1
     Other assets and deferred charges                    43.1            40.8            39.3
                                                      --------         -------         -------
                                                      $  841.6         $ 784.4         $ 742.3
                                                      ========         =======         =======
LIABILITIES & STOCKHOLDERS' EQUITY

     Current liabilities:
        Lines of credit                               $   10.6        $    5.0        $   24.8
        Accounts payable                                  97.9            74.2            70.2
        Accrued royalties                                 19.4            12.2            28.5
        Deferred revenue                                  15.7             9.0            13.8
        Other current liabilities                         56.5            80.2            56.8
                                                      --------         -------         -------
          Total current liabilities                      200.1           180.6           194.1

     Noncurrent liabilities:
        Long-term debt                                   341.0           287.9           248.8
        Other noncurrent liabilities                      18.0            18.4            23.8
                                                      --------         -------         -------
          Total noncurrent liabilities                   359.0           306.3           272.6

     Commitments and Contingencies                          --              --              --

     Stockholders' equity:
        Class A Stock, $.01 par value                      0.0             0.0             0.0
        Common Stock, $.01 par value                       0.2             0.2             0.2
        Additional paid-in capital                       203.8           203.8           195.9
        Accumulated earnings                             117.8           131.0           116.5
        Less shares held in treasury                     (36.8)          (36.8)          (36.8)
        Foreign currency translation adjustment           (2.5)           (0.7)           (0.2)
                                                      --------         -------         -------
          Total stockholders' equity                     282.5           297.5           275.6
                                                      --------         -------         -------
                                                      $  841.6         $ 784.4         $ 742.3
                                                      ========         =======         =======

                             SEE ACCOMPANYING NOTES

                             SCHOLASTIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                       Three Months Ended
                                                                ------------------------------
                                                                 August 31,         August 31,
                                                                   1997               1996
                                                                ------------        ---------
Net cash used in operating activities                            $(42.9)             $(52.1)

Cash flows from investing activities:
   Royalty advances paid                                           (6.7)               (3.9)
   Prepublication cost expenditures                                (5.5)               (4.8)
   Production cost expenditures                                    (3.5)               (3.6)
   Additions to property, plant and equipment                      (2.5)               (4.7)
   Other, net                                                      (1.2)               (0.8)
                                                                 ------              ------
Net cash used in investing activities                             (19.4)              (17.8)

Cash flows from financing activities:
   Borrowings under loan agreement and revolver                   100.2               112.1
   Principal paydowns on loan agreement and revolver              (47.3)              (50.2)
   Borrowings under lines of credit                                12.5                 9.2
   Principal paydowns on lines of credit                           (6.6)               (5.5)
   Other, net                                                       0.0                 1.1
                                                                 ------              ------
Net cash provided by financing activities                          58.8                66.7
Effects of exchange rate changes on cash                            0.0                 0.0
                                                                 ------              ------
Decrease in cash and cash equivalents                              (3.5)               (3.2)

Cash and cash equivalents at beginning of period                    4.9                 4.3
                                                                 ------              ------
Cash and cash equivalents at end of period                       $  1.4              $  1.1
                                                                 ======              ======
Supplemental information:
   Income taxes paid                                             $  0.7              $  0.9
   Interest paid                                                 $  8.1              $  4.1

                             SEE ACCOMPANYING NOTES

                             SCHOLASTIC CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements have not been audited, but reflect those adjustments consisting of normal recurring items which management considers necessary for a fair presentation of financial position, results of operations and cash flow. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the 1997 Annual Report to shareholders.

Scholastic Corporation, together with its subsidiaries and affiliates (the "Company") is among the leading publishers and distributors of children's books, classroom and professional magazines and other educational materials. The Company distributes most of its products directly to children and teachers in elementary and secondary schools and as a result its business cycle is closely correlated to the normal school year. The results of operations for the three months ended August 31, 1997 and 1996 are not indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the prior year's August 31 balance sheet is included for comparative purposes.

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

2.   LONG TERM DEBT

The Company has a loan agreement (the "Loan Agreement") with certain banks which provides for revolving credit loans and letters of credit in the amount of $135.0 million, with a right, in certain circumstances, to increase such amount to $160.0 million. The Loan Agreement expires on May 31, 2000. At August 31, 1997, the amount available of $135.0 million was reduced by letters of credit outstanding in the amount of $1.0 million, and the aggregate amount of borrowings was $85.0 million.

The Company has a Revolving Loan Agreement (the "Revolver") with Sun Bank, National Association, which provides for revolving credit loans in an aggregate principal amount of up to $35.0 million. At August 31, 1997, the aggregate amount of borrowings was $17.5 million.

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

3. CONTINGENCIES

The Company and certain officers have been named as defendants in litigation which alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and rule 10b-5 thereunder, resulting from purportedly materially false and misleading statements to the investing public concerning the financial condition of the Company. The litigation is in the early stages and the Company believes that such litigation is without merit and plans to vigorously defend against it.

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

                             SCHOLASTIC CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the quarter ended August 31, 1997 increased from $158.6 million to $166.6 million, or 5%, versus the comparable quarter of the prior year. Revenues improved primarily due to a $6.8 million, or 6%, increase in domestic book publishing, resulting from strong sales of Scholastic's instructional publishing reading program, SCHOLASTIC LITERACY PLACE(R), combined with increased sales of new trade publishing properties, including ANIMORPHS(TM), DEAR AMERICA(TM), and SCHOLASTIC CHILDREN'S DICTIONARY(TM), which offset a decrease in domestic GOOSEBUMPS(R) sales. International revenues increased by 11% versus the comparable quarter last year. This increase is attributed to strong growth in the United Kingdom, including improved trade sales and additional revenues from the Red House acquisition in January 1997.

As a percentage of revenue, cost of goods sold decreased from 59.1% to 57.3% compared to the prior year first quarter. The decrease in cost of goods sold as a percentage of revenue is due to a change in product mix, lower paper, printing and binding costs due to market conditions and improved purchasing terms as well as modifying product specifications to lower costs. Selling, general and administrative expenses as a percentage of revenue decreased modestly versus the prior year.

The operating  loss for the quarter  ended August 31, 1997  decreased 16% from a loss of $19.2 million in the prior fiscal year to a loss of $16.2 million in this fiscal year. The net loss for the quarter ended August 31, 1997 was $13.2 million, or $0.81 net loss per share, versus $14.0 million, or $0.88 net loss per share, in the comparable quarter in the prior year. Scholastic's first quarter is traditionally a loss period due to significantly lower revenues from the Company's school-based book club, book fair and classroom magazine businesses, which operate at a substantially lower level during the summer months and incur a higher level of operating expenses as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

The decreases in the Company's cash and cash equivalents were comparable during the first quarter of fiscal 1998 and 1997. During the first quarter of each of these fiscal years, cash provided by financing activities funded operating and investing activities.

For the first quarter of fiscal 1998 and 1997, net cash provided by financing activities was $58.8 million and $66.7 million, respectively. Financing activities primarily consisted of borrowings and paydowns under the Loan Agreement and the Revolver. Borrowings under the Loan Agreement and the Revolver, as well as the issuance of the Notes and the Debentures have been a primary source of the Company's liquidity. In the three months of June, July and August, the Company experiences negative cash flows due to the seasonality of the business, and as a consequence its borrowings increase during these months.

Cash used in investing activities was $19.4 million and $17.8 million for the first quarter of fiscal 1998 and 1997, respectively. Investing activities primarily consist of royalty advances, prepublication and production cost expenditures, and payments for capital expenditures. Royalty advances increased $2.8 million to $6.7 million in the first quarter of fiscal 1998 versus $3.9 million in the first quarter of fiscal 1997. This increase reflects primarily the impact of an extension of the agreement to publish GOOSEBUMPS. Capital expenditures decreased $2.2 million from $4.7 million to $2.5 million for the first quarter of fiscal 1998. Cash used in prepublication expenditures increased modestly from the first quarter of fiscal 1997.

The Company believes its existing cash position, combined with funds generated from operations and funds available under the Loan Agreement and the Revolver, will be sufficient to finance its ongoing working capital requirements for the remainder of the fiscal year.

RECENT ACCOUNTING PRINCIPLES

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The Company is required to adopt the provisions of SFAS 128 for the quarter ended February 28, 1998. The principal differences between the provisions of SFAS 128 and previous authoritative pronouncements are related to the exclusion of common stock equivalents in the determination of basic earnings per share and the market price at which common stock equivalents are calculated in the determination of diluted earnings per share. In accordance with the provisions of SFAS 128, both basic and diluted earnings per share are $(0.81) at August 31, 1997 and $(0.88) at August 31, 1996.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, (SFAS 130), "Reporting Comprehensive Income." This statement establishes the standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company is required to adopt the provisions of SFAS 130 for fiscal 1999.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information." This statement requires that public business enterprises report certain information about operating segments, their products and services, the geographic areas in which they operate and their major customers. The Company is required to adopt the provisions of SFAS 128 for the quarter ended February 28, 1998 and does not expect the adoption of SFAS 131 to have a material effect on its Results of Operations.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5.

     These items, which would be answered in the negative, have been omitted.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:
                    Exhibit
                    Number                Description of Document

                    3 (a) Amended and Restated Certificate of Incorporation of the Registrant. (1)
                         (b)  By-laws of the Registrant. (2)
                    4 (a) Amended and Restated Loan Agreement dated April 11, 1995 among the Registrant and Citibank, N.A., as agent, Marine Midland Bank, Chase Manhattan Bank, N.A., The First National Bank of Boston and United Jersey Bank.
                         (3)
                         (b) Amendment to the Amended and Restated Loan Agreement dated May 1, 1996. (4)
                         (c) Amendment to the Amended and Restated Loan Agreement dated May 28, 1997. (5)
                         (d) Revolving Loan Agreement dated June 19, 1995 between the Registrant and Sun Bank, National
                         Association, as amended August 14, 1996 and May 30, 1997. (6)
                         (e) Overdraft Facility dated June 1, 1992, as amended on October 30, 1995 between Scholastic Canada Ltd. and CIBC. (6)
                         (f) Overdraft Facility dated June 24, 1993 between Scholastic Ltd. (formerly known as Scholastic Publications Ltd.) and Citibank, N.A. (6)
                         (g) Overdraft Facility dated May 14, 1992 as amended on June 30 1995, between Scholastic Ltd. (formerly known as Scholastic Publications Ltd.) and Midland Bank. (6)
                         (h) Overdraft Facility dated February 12, 1993, as amended on January 31, 1995 between Scholastic Australia Pty. Ltd. (formerly known as Ashton Scholastic Pty. Ltd.) and National Australia Bank Ltd.
                         (6)
                         (i) Overdraft Facility dated April 20, 1993 between Scholastic New Zealand Ltd., (formerly Ashton Scholastic Ltd.) and ANZ Banking Group Ltd. (6)
                         (j) Indenture dated August 15, 1995, relating to $110 million of 5% Convertible Subordinated Debentures due August 15, 2005 issued by the Registrant. (7)
                         (k) Indenture dated December 15, 1996, relating to $125 million of 7% Notes due December 15, 2003 issued by the Registrant. (8)

(b) Reports on Form 8-K.
           - None.

-------
Footnotes:

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

(4) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 28, 1996 (File No. 0-19860).

(5) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 26, 1997 (File No. 0-19860).

(6) Such long-term debt does not individually amount to more than 10% of the total assets of the subsidiaries on a Registrant and its consolidated basis. Accordingly, pursuant to Item 601(b)(4)(iii) of Regulation S-K, such instrument is not filed herewith. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

(7) Incorporated by reference to the Company's Form 10-Q as filed with the Commission on August 28, 1995 (File No. 0-19860).

(8) Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-17365) as filed with the Commission on December 11, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Scholastic Corporation
                                                  --------------------------
                                                  (Registrant)




Date: October 15, 1997                            /s/ Richard Robinson
      ----------------                            --------------------
                                                  Chairman of the Board,
                                                  President, Chief Executive
                                                  Officer and Director




Date: October 15, 1997                            /s/ Kevin J. McEnery
      ----------------                             --------------------
                                                  Executive Vice President and
                                                  Chief Financial Officer