Form 10-Q
period 1997-11-30
SCHOLASTIC CORP
filed 1998-01-14
CIK 866729

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended November 30, 1997
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from _________ to __________

                         Commission File Number: 0-19860
                                                 -------

                             SCHOLASTIC CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       13-3385513
  ------------------------------                --------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

   555 Broadway, New York, New York                         10012
--------------------------------------                  ------------
(Address of principal executive offices)                 (Zip Code)

                                  212-343-6100
                              -------------------
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                               Number of shares outstanding
     Title of each class                         as of December 31, 1997
     -------------------                       ----------------------------

Common Stock, $.01 par value                           15,419,532
Class A Stock, $.01 par value                            828,100

                             SCHOLASTIC CORPORATION
           INDEX TO FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 1997







PART I - FINANCIAL INFORMATION                                              PAGE

    Item 1. Financial Statements

            Consolidated Condensed Statement of Income for the Three Months Ended November 30, 1997 and 1996 and for the Six Months
            Ended November 30, 1997 and 1996                                   1

            Consolidated Condensed Balance Sheet at November 30, 1997, May
            31, 1997 and November 30, 1996                                     2

            Consolidated Condensed Statement of Cash Flows for the Six
            Months Ended November 30, 1997 and 1996                            3

            Notes to Consolidated Condensed Financial Statements               4

    Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                   6

PART II - OTHER INFORMATION

         Item 1.    Legal Proceedings                                          8

         Item 4.    Submission of Matters to a Vote of Security Holders        8

         Item 6.    Exhibits and Reports on Form 8-K                           9

SIGNATURES                                                                    11





                                      (i)

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


                             SCHOLASTIC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (Unaudited)
                   (Amounts in millions except per share data)


                                                                Three Months Ended              Six Months Ended
                                                            --------------------------       --------------------------
                                                            November 30,    November 30,    November 30,   November 30,
                                                               1997            1996            1997           1996
                                                              ------          ------          ------         ------
Revenues                                                    $   354.8      $    342.2      $    521.4       $   500.8
Operating costs and expenses:
   Cost of goods sold                                           176.1           165.8           271.6           259.5
   Selling, general and administrative expenses                 125.5           106.7           207.9           187.3
   Intangible amortization and depreciation                       5.6             4.1            10.5             7.6
                                                            ---------       ---------      ----------       ---------
Total operating costs and expenses                              307.2           276.6           490.0           454.4

Operating income                                                 47.6            65.6            31.4            46.4
Interest expense, net                                             5.6             4.2            10.7             7.6
                                                            ---------       ---------      ----------       ---------
Income before provision for income taxes                         42.0            61.4            20.7            38.8
Provision for income taxes                                       16.0            22.9             7.9            14.3
                                                            ---------       ---------      ----------       ---------
Net income                                                  $    26.0      $     38.5      $     12.8       $    24.5
                                                            =========      ==========      ==========       =========

Primary earnings per share                                  $    1.59      $     2.36      $     0.79       $    1.51
Fully diluted earnings per share                            $    1.51      $     2.21      $     0.79       $    1.47


Weighted average Class A, Common and
   Class A Share and Common Share
   Equivalents:
          Primary                                                16.4            16.3            16.2            16.3
          Fully diluted                                          17.8            17.8            16.2            17.8




                             SEE ACCOMPANYING NOTES

                             SCHOLASTIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                              (Amounts in millions)


                                                                November 30, 1997        May 31, 1997       November 30, 1996
                                                            -----------------------  -------------------  ----------------------
                                                                 (Unaudited)                                  (Unaudited)
ASSETS

     Current assets:
        Cash and cash equivalents                                 $    4.3              $     4.9             $     2.2
        Accounts receivable less allowance for
          doubtful accounts                                          168.3                  100.5                 184.9
        Inventories:
          Paper                                                       13.3                    8.1                  16.6
          Books and other                                            237.6                  213.9                 222.6
        Prepaid and other deferred expenses                           58.1                   68.9                  40.9
                                                                  --------              ---------             ---------
          Total current assets                                       481.6                  396.3                 467.2

     Property, plant and equipment, net                              134.3                  134.0                 122.1
     Prepublication costs                                             97.5                  102.1                 102.9
     Other assets and deferred charges                               160.1                  152.0                 119.1
                                                                  --------              ---------             ---------
                                                                  $  873.5              $   784.4             $   811.3
                                                                  ========              =========             =========

LIABILITIES & STOCKHOLDERS' EQUITY

     Current liabilities:
        Lines of credit                                           $    8.5              $     5.0             $    25.1
        Accounts payable                                              87.0                   74.2                  64.3
        Accrued royalties                                             23.0                   12.2                  23.4
        Deferred revenue                                              34.9                    9.0                  34.1
        Other current liabilities                                     69.7                   80.2                  65.5
                                                                  --------              ---------             ---------
          Total current liabilities                                  223.1                  180.6                 212.4

     Noncurrent liabilities:
        Long-term debt                                               322.2                  287.9                 252.4
        Other noncurrent liabilities                                  18.4                   18.4                  24.0
                                                                  --------              ---------             ---------
          Total noncurrent liabilities                               340.6                  306.3                 276.4

     Commitments and contingencies                                      -                      -                     -

     Stockholders' equity:
        Class A stock, $.01 par value                                  0.0                    0.0                   0.0
        Common stock, $.01 par value                                   0.2                    0.2                   0.2
        Additional paid-in capital                                   204.2                  203.8                 202.3
        Accumulated earnings                                         143.8                  131.0                 155.1
        Less shares held in treasury                                 (36.8)                 (36.8)                (36.8)
        Foreign currency translation adjustment                       (1.6)                  (0.7)                  1.7
                                                                  --------              ---------             ---------
          Total stockholders' equity                                 309.8                  297.5                 322.5
                                                                  --------              ---------             ---------
                                                                  $  873.5              $   784.4             $   811.3
                                                                  ========              =========             =========

                             SEE ACCOMPANYING NOTES

                             SCHOLASTIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                              (Amounts in millions)


                                                                                 Six Months Ended
                                                                           -----------------------------
                                                                           November 30,     November 30,
                                                                               1997             1996
                                                                           ------------     ------------

Net cash provided by (used in) operating activities                             $5.1          $ (26.6)

Cash flows from investing activities:
   Royalty advances paid                                                       (13.4)            (8.0)
   Prepublication cost expenditures                                            (11.6)           (11.5)
   Additions to property, plant and equipment                                   (8.5)           (13.0)
   Production cost expenditures                                                 (7.7)            (6.2)
   Business acquisition related payments                                        (0.4)           (10.8)
   Other, net                                                                   (1.7)            (1.4)
                                                                             -------          -------

Net cash used in investing activities                                          (43.3)           (50.9)

Cash flows from financing activities:
   Borrowings under loan agreement and revolver                              $ 165.9          $ 152.2
   Principal paydowns on loan agreement and revolver                          (131.8)           (86.8)
   Borrowings under lines of credit                                             24.2             17.8
   Principal paydowns on lines of credit                                       (20.8)           (15.3)
   Other, net                                                                    0.1              7.5
                                                                             -------          -------
Net cash provided by financing activities                                       37.6             75.4
Effects of exchange rate changes on cash                                         0.0              0.0
                                                                             -------          -------
Decrease in cash and cash equivalents                                           (0.6)            (2.1)

Cash and cash equivalents at beginning of period                                 4.9              4.3
                                                                             -------          -------

Cash and cash equivalents at end of period                                   $   4.3          $   2.2
                                                                             =======          =======

Supplemental information:
   Income taxes paid                                                          $  1.4          $   9.7
   Interest paid                                                              $ 10.0          $   6.8






                             SEE ACCOMPANYING NOTES

                             SCHOLASTIC CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements have not been audited, but reflect those adjustments consisting of normal recurring items which management considers necessary for a fair presentation of financial position, results of operations and cash flow. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the 1996/1997 Annual Report to Stockholders.

Scholastic Corporation, together with its subsidiaries and affiliates (the "Company"), is among the leading publishers and distributors of children's books, classroom and professional magazines and other educational materials, with its principal operations in the United States, Canada, the United Kingdom, Australia, New Zealand, Mexico and India. The Company distributes most of its products directly to children and teachers in elementary and secondary schools and as a result its business cycle is closely correlated to the normal school year.

The results of operations for the six months ended November 30, 1997 and 1996 are not indicative of the results expected for the full fiscal year. Due to the seasonal fluctuations that occur, the prior year's November 30 balance sheet is included for comparative purposes.

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

2.  LONG TERM DEBT

The Company has a loan agreement (the "Loan Agreement") with certain banks which provides for revolving credit loans and letters of credit in the amount of $135.0 million, with a right, in certain circumstances, to increase such amount to $160.0 million. The Loan Agreement expires on May 31, 2000. At November 30, 1997, the amount available of $135.0 million was reduced by letters of credit outstanding in the amount of $1.0 million, and the aggregate amount of borrowings was $63.0 million.

The Company has a Revolving Loan Agreement (the "Revolver") with Sun Bank, National Association, which provides for revolving credit loans in an aggregate principal amount of up to $35.0 million. At November 30, 1997, the aggregate amount of borrowings was $20.6 million.

On December 23, 1996, the Company issued $125.0 million of 7.0% Notes due 2003 (the "Notes"). The Notes are unsecured and unsubordinated obligations of the Company and will mature on December 15, 2003. The Notes are not redeemable prior to maturity. Interest on the Notes is payable semi-annually on December 15 and June 15 of each year. The proceeds (including accrued interest) from the issuance of the Notes were $123.9 million after deducting an underwriting discount and other related offering costs. The Company utilized the net proceeds primarily to repay amounts outstanding under the Loan Agreement and the Revolver.

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

4. SUBSEQUENT EVENT

Effective January 1, 1998, the Company sold its SOHO Group, including Home Office Computing(R) magazine, to CurtCo Freedom Group for approximately $19.0 million and the assumption of certain liabilities pursuant to a definitive agreement dated as of December 11, 1997. Net proceeds were used to reduce debt. The Company estimates that the transaction will result in a pre-tax gain of approximately $10.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Revenues for the quarter ended November 30, 1997 increased to $354.8 million (up 4%) from $342.2 million in the comparable quarter of the prior fiscal year. Revenues improved primarily due to a $11.8 million increase (up 5%) in domestic book publishing, resulting from strong sales in book clubs, continued shipments of Scholastic's instructional publishing reading program, Scholastic Literacy Place(R), and increased sales of new trade publishing properties, including Animorphs(R) and Dear America(R), which partially offset a decrease in domestic Goosebumps(R) sales. International revenues increased by 10% versus the comparable quarter of the prior fiscal year mainly due to the favorable effect of last year's Red House acquisition as well as revenue growth from book club and trade sales of properties other than Goosebumps. Revenues for the six months ended November 30, 1997 totaled $521.4 million, a 4% increase over revenue reported for the six months ended November 30, 1996.

As a percentage of revenue, cost of goods sold increased 1.2% for the quarter and 0.3% for the six months ended November 30, 1997 versus comparable periods in the prior fiscal year. The increase in cost of goods sold over the prior fiscal year periods can be primarily attributed to changes in the Company's sales mix, including lower levels of high margin Goosebumps licensing and trade book sales. Selling, general, and administrative expense as a percentage of revenue increased 4.2% for the quarter and 2.5% for the six months ended November 30, 1997 versus comparable periods in the prior fiscal year. The primary factors for this increase were increased promotion costs in book clubs, increased selling and payroll costs in book fairs to support growth and the effect of the acquisition of Red House in January 1997.

Operating income for the quarter ended November 30, 1997 decreased from $65.6 million in the corresponding quarter of the prior fiscal year to $47.6 million. The decrease includes a reduction of approximately $27.0 million of operating profit associated with the lower level of Goosebumps revenues. Operating income for the six months ended November 30, 1997 decreased $15.0 million, or 32.3%, versus the six months ended November 30, 1996, also as a result of lower Goosebumps revenues.

Net income for the quarter ended November 30, 1997 was $26.0 million versus $38.5 million in the comparable quarter in the prior fiscal year. Primary earnings per share in the quarter ended November 30, 1997 decreased to $1.59 from $2.36, and fully diluted earnings per share decreased to $1.51 from $2.21, in the comparable quarter last fiscal year. Net income for the six months ended November 30, 1997 was $12.8 million versus $24.5 million in the comparable period last fiscal year. Primary earnings per share decreased to $0.79 from $1.51, and fully diluted earnings per share decreased to $0.79 from $1.47, in the comparable six month period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net decrease in cash and cash equivalents during the six month period ended November 30, 1997 of $0.6 million, compared to a net decrease during the comparable period in the prior fiscal year of $2.1 million. Cash provided by financing and operating activities funded the net cash used in investing activities during the six months ended November 30, 1997. Operating and investing activities were funded by financing activities during the six months ended November 30, 1996.

For the six months ended November 30, 1997 and 1996, net cash provided by financing activities was $37.6 million and $75.4 million, respectively.
Financing activities consisted primarily of borrowings and paydowns under the Loan Agreement and Revolver. Borrowings under the Loan Agreement and the Revolver, as well as the issuance of the Notes in the 1997 fiscal year, have been a primary source of the Company's liquidity.

Cash used in investing activities was $43.3 million and $50.9 million for the first six months of fiscal 1998 and 1997, respectively. Investing activities primarily consist of royalty advances, prepublication and production cost expenditures, payments for capital expenditures, and in the 1997 fiscal year, payments for business and trademark acquisitions.

Royalty advances increased $5.4 million to $13.4 million during the first six months of fiscal 1998 over the comparable period in the prior fiscal year. This increase reflects primarily payments during fiscal 1998 of advances under an extension, entered into in November 1996, of the agreement to publish Goosebumps. Capital expenditures decreased $4.5 million to $8.5 million for the six months ended November 30, 1997 over the comparable prior fiscal year period. Prepublication and production costs expenditures increased modestly during the first six months of fiscal 1998 over the comparable prior year period. Business acquisition related payments in the prior period relate to the Company's acquisition of Lectorum Publications Inc. on September 4, 1996 and the Company's investment in Gallimard S.A.

The Company believes its existing cash position, combined with funds generated from operations and funds available under the Loan Agreement and the Revolver, will be sufficient to finance its ongoing working capital requirements for the foreseeable future.

RECENT ACCOUNTING PRINCIPLES

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The Company is required to adopt the provisions of SFAS 128 for the quarter ended February 28, 1998. The principal differences between the provisions of SFAS 128 and previous authoritative pronouncements are related to the exclusion of common stock equivalents in the determination of basic earnings per share and the market price at which common stock equivalents are calculated in the determination of diluted earnings per share. In accordance with the provisions of SFAS 128, basic and diluted earnings per share are $1.61 and $1.51 for the quarter ended November 30, 1997, respectively, and $2.41 and $2.21 for the quarter ended November 30, 1996, respectively. Basic and diluted earnings per share are $0.79 for the six months ended November 30, 1997, and $1.54 and $1.48, respectively, for the six months ended November 30, 1996.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, (SFAS 130), "Reporting Comprehensive Income." This statement establishes the standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company is required to adopt the provisions of SFAS 130 for the fiscal year ended May 31, 1999.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information." This statement requires that public business enterprises report certain information about operating segments, their products and services, the geographic areas in which they operate and their major customers. The Company is required to adopt the provisions of SFAS 131 for the fiscal year ended May 31, 1999 and does not expect such adoption to have a material effect on its Results of Operations.

                           PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

     Three purported class action complaints were filed in the United States District Court for the Southern District of New York against Scholastic Corporation and certain officers during the 1997 fiscal year, seeking, among other remedies, damages resulting from defendants' alleged violations of federal securities laws. The complaints have now been consolidated. The Consolidated Amended Class Action Complaint (the "Consolidated Complaint"), served and filed on August 13, 1997, is styled as a class action on behalf of all persons who purchased Company Common Stock from December 10, 1996 through February 20, 1997. The Consolidated Complaint alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder resulting from purported materially false and misleading statements to the investing public concerning the financial condition of the Company. Specifically, the Consolidated Complaint alleges misstatements and omissions by the Company pertaining to adverse sales and returns of its popular Goosebumps book series prior to the Company's interim earnings announcement on February 20, 1997. The litigation is still in the early stages. During the second quarter of fiscal 1998, the Company filed a motion to dismiss. The Company believes that the suit is without merit and intends to vigorously defend against this action.

     As described in the Company's Report on Form 8-K dated November 19, 1997, the Company is engaged in litigation with Parachute Press. The Company does not expect that this dispute will have a material adverse effect on its financial condition.

     A number of lawsuits and administrative proceedings which have arisen in the ordinary course of business are pending or threatened against the Company. The Company believes there are meritorious defenses to substantially all such claims.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on September 16, 1997 (the "Meeting"). The following sets forth the results of the proposals presented at the Meeting voted upon by the stockholders of the Company entitled to vote thereon:

     Each of the 828,100 shares of Class A Stock (comprising all outstanding shares of Class A Stock) were voted in favor of:

         * Setting the number of directors constituting the Board of Directors at fifteen until the next annual meeting of the stockholders.

       * Electing Richard Robinson, Rebeca M. Barrera, Helen V. Benham, Frederic J. Bischoff, John Brademas, John C. Burton, Charles T. Harris III, Andrew S. Hedden, Mae C. Jemison, Richard Krinsley, Augustus K. Oliver and Richard M. Spaulding as directors to serve until the next annual meeting of stockholders.

       * Electing Ernst & Young as independent auditors for the fiscal year ended May 31, 1998.

       *  Adopting the 1997 Outside Director's Stock Option Plan.

     With respect to all matters voted on by the holders of the Class A Stock, there were no abstentions or broker non-votes.

     Holders of the Common Stock elected the following three nominees as directors to serve until the next annual meeting of stockholders. Votes cast by holders of the Common Stock were as follows:

     Nominee                    For                  Withheld
     -------                 ---------              ----------
     Ramon C. Cortines       11,904,040             1,362,043
     Alonzo A. Crim          13,215,050                51,033
     John G. McDonald        13,221,127                44,956

     There were no abstentions or broker non-votes with respect to this matter.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


          Exhibit
          Number              Description of Document
          --------            -----------------------
          3  (a) Amended and Restated Certificate of Incorporation of the Registrant. (1)
             (b) By-laws of the Registrant. (2)
          4  (a) Amended and Restated Loan Agreement dated April 11, 1995 among the Registrant and
                 Citibank, N.A., as agent, Marine Midland Bank, Chase Manhattan Bank, N.A., The First
                 National Bank of Boston and United Jersey Bank.(3)
             (b) Amendment to the Amended and Restated Loan Agreement dated May 1, 1996. (4)
             (c) Amendment to the Amended and Restated Loan Agreement dated May 28, 1997. (5)
             (d) Amendment to the Amended and Restated Loan Agreement dated November 28, 1997.
             (e) Revolving Loan Agreement dated June 19, 1995 between the Registrant and Sun Bank,
                 National Association, as amended August 14, 1996, May 30, 1997 and November 28, 1997.(6)
             (f) Overdraft  Facility  dated June 1, 1992, as amended on October 30, 1995 between Scholastic
                 Canada Ltd. and CIBC. (6)
             (g) Overdraft  Facility  dated June 24, 1993 between  Scholastic  Ltd.  (formerly  known as
                 Scholastic Publications Ltd.) and Citibank, N.A. (6)







             (h) Overdraft Facility dated May 14, 1992, as amended on June 30 1995, between Scholastic
                 Ltd. (formerly known as Scholastic Publications Ltd.) and Midland Bank. (6)
             (i) Overdraft Facility dated February 12, 1993, as amended on January 31, 1995 between
                 Scholastic Australia Pty. Ltd. (formerly known as Ashton Scholastic Pty. Ltd.) and National
                 Australia Bank Ltd. (6)
             (j) Overdraft Facility dated April 20, 1993 between Scholastic New Zealand Ltd.,
                 (formerly Ashton Scholastic Ltd.) and ANZ Banking Group Ltd. (6)
             (k) Indenture dated August 15, 1995, relating to $110 million of 5% Convertible Subordinated
                 Debentures due August 15, 2005 issued by the Registrant. (7)
             (l) Indenture dated December 15, 1996, relating to $125 million of 7% Notes due December
                 15, 2003 issued by the Registrant. (8)
         11      Statements re: Computation of Per Share Earnings
         27      Financial Data Schedule

(b)   Reports on Form 8-K.

         - Current Report on Form 8-K dated November 19, 1997, with respect to the Company's litigation with Parachute Press, Inc.

-------
Footnotes:

(1) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-46338) as filed with the Commission on March 12, 1992.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-45022) as filed with the Commission on January 10, 1992.
(3) Incorporated by reference to the Company's Form 10-Q for the quarter ended February 28, 1995 as filed with the Commission on April 13, 1995 (File No. 0-19860).
(4) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 28, 1996 (File No. 0-19860).
(5) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 26, 1997 (File No. 0-19860).
(6) Such long-term debt does not individually amount to more than 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Accordingly, pursuant to Item 601(b)(4)(iii) of Regulation S-K, such instrument is not filed herewith. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
(7) Incorporated by reference to the Company's Form 10-Q as filed with the Commission on August 28, 1995 (File No. 0-19860).
(8) Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-17365) as filed with the Commission on December 11, 1996.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Scholastic Corporation
                                                   -------------------------
                                                   (Registrant)




Date: January 14, 1998                             /s/ Richard Robinson
      ----------------                             ------------------------
                                                   Chairman of the Board,
                                                   President, Chief Executive
                                                   Officer & Director




Date: January 14, 1998                             /s/  Kevin J. McEnery
      ----------------                             ------------------------
                                                   Executive Vice President and
                                                   Chief Financial Officer

                             SCHOLASTIC CORPORATION

           Form 10-Q for the Quarterly Period Ended November 30, 1997


                                 EXHIBIT INDEX
                                 -------------



Exhibit Number                           Description of Document
--------------                        ----------------------------
    4(d) Amendment to the Amended and Restated Loan Agreement dated November 28, 1997.


    11                                 Statement re: Computation
                                       of Per Share Earnings


    27                                 Financial Data Schedule