Form 10-Q
period 1998-02-28
SCHOLASTIC CORP
filed 1998-04-14
CIK 866729

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended February 28, 1998
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to
     _________________________

                             Commission File Number: 0-19860
                                                    --------

                             SCHOLASTIC CORPORATION
             (Exact name of registrant as specified in its charter)


             DELAWARE                               13-3385513
--------------------------------       -----------------------------------
 (State or other jurisdiction of        (IRS Employer Identification No.)
  incorporation or organization)

   555 Broadway, New York, New York                        10012
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


                                  212-343-6100
                              ---------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                           Number of shares outstanding
Title of Each Class                            as of March 31, 1998
-------------------                            --------------------

Common Stock, $.01 par value                      15,439,532
Class A Stock, $.01 par value                        828,100

                             SCHOLASTIC CORPORATION
           INDEX TO FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 1998






PART I - FINANCIAL INFORMATION                                                        PAGE


         Item 1. Financial Statements

                  Consolidated Condensed Statement of Operations for the Three
                  and Nine Months Ended February 28, 1998 and 1997                       1

                  Consolidated Condensed Balance Sheet at February 28, 1998, May
                  31, 1997 and February 28, 1997                                         2

                  Consolidated Condensed Statement of Cash Flows for the Nine
                  Months Ended February 28, 1998 and 1997                                3

                  Notes to Consolidated Condensed Financial Statements                 4-5

         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                           6-8

PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                     9-10

SIGNATURES                                                                              11


                                                PART I - FINANCIAL INFORMATION

                                                    SCHOLASTIC CORPORATION
                                        CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                                          (Unaudited)
                                          (Amounts in millions except per share data)


                                                                Three Months Ended                  Nine Months Ended
                                                           -----------------------------     -------------------------------
                                                           February 28,     February 28,     February 28,       February 28,
                                                              1998              1997             1998                1997
                                                           ------------     ------------     ------------       ------------
Revenues                                                   $    239.0         $   210.7       $    760.5           $   711.5
Operating costs and expenses:
   Cost of goods sold                                           121.8             118.8            394.5               378.4
   Selling, general and administrative expenses                 110.8             103.6            317.6               290.8
Other operating costs:
   Intangible amortization and depreciation                       5.2               4.1             15.8                11.7
   Impairment of assets                                          11.4               0.0             11.4                 0.0
                                                           ----------         ---------       ----------           ---------
Total operating costs and expenses                              249.2             226.5            739.3               680.9
                                                           ----------         ---------       ----------           ---------

Operating income / (loss)                                       (10.2)            (15.8)            21.2                30.6
Interest expense, net                                            (4.8)             (4.4)           (15.5)              (12.0)
Other income                                                     10.0               0.0             10.0                 0.0
                                                           ----------         ---------       ----------           ---------

Income / (loss) before provision for income taxes                (5.0)            (20.2)            15.7                18.6
Provision / (benefit) for income taxes                           (1.9)             (7.7)             6.0                 6.7
                                                           ----------         ---------       ----------           ---------
Net income / (loss)                                        $     (3.1)        $   (12.5)      $      9.7           $    11.9
                                                           ==========         =========       ==========           =========

Per Share Amounts:
Basic and diluted earnings / (loss) per share              $    (0.19)      $     (0.78)      $     0.60           $    0.75

Basic and diluted weighted shares
  outstanding:                                                   16.2              16.1             16.2                16.0


                                                    SEE ACCOMPANYING NOTES

                                                    SCHOLASTIC CORPORATION
                                             CONSOLIDATED CONDENSED BALANCE SHEET
                                                     (Amounts in millions)


                                                             February 28, 1998          May 31, 1997        February 28, 1997
                                                          ----------------------     ------------------  -----------------------
                                                                 (Unaudited)                                    (Unaudited)
ASSETS

     Current assets:
        Cash and cash equivalents                                  $    0.9              $     4.9               $     2.3
        Accounts receivable less allowance for
          doubtful accounts                                           116.3                  100.5                   102.2
        Inventories:
          Paper                                                        11.7                    8.1                    12.7
          Books and other                                             232.5                  213.9                   230.1
        Prepaid and other deferred expenses                            57.7                   68.9                    57.3
                                                                   --------                -------                 -------
          Total current assets                                        419.1                  396.3                   404.6

     Property, plant and equipment, net                               132.9                  134.0                   129.0
     Prepublication costs                                              88.8                  102.1                   105.2
     Other assets and deferred charges                                161.6                  152.0                   154.9
                                                                   --------                -------                 -------
                                                                   $  802.4                $ 784.4                 $ 793.7
                                                                   ========                =======                 =======

LIABILITIES & STOCKHOLDERS' EQUITY

     Current liabilities:
        Lines of credit                                            $    3.3               $    5.0                 $   5.9
        Accounts payable                                               82.3                   74.2                    64.5
        Accrued royalties                                              31.4                   12.2                    28.8
        Deferred revenue                                               21.6                    9.0                    21.7
        Other current liabilities                                      51.2                   80.2                    55.8
                                                                   --------                -------                 -------
          Total current liabilities                                   189.8                  180.6                   176.7

     Noncurrent liabilities:
        Long-term debt                                                287.9                  287.9                   281.8
        Other noncurrent liabilities                                   18.7                   18.4                    24.7
                                                                   --------                -------                 -------
          Total noncurrent liabilities                                306.6                  306.3                   306.5

     Commitments and contingencies                                        -                      -                       -

     Stockholders' equity:
        Class A stock, $.01 par value                                   0.0                    0.0                     0.0
        Common stock, $.01 par value                                    0.2                    0.2                     0.2
        Additional paid-in capital                                    204.8                  203.8                   204.8
        Accumulated earnings                                          140.7                  131.0                   142.5
        Less shares held in treasury                                  (36.8)                 (36.8)                  (36.8)
        Foreign currency translation adjustment                        (2.9)                  (0.7)                   (0.2)
                                                                   --------                -------                 -------
          Total stockholders' equity                                  306.0                  297.5                   310.5
                                                                   --------                -------                 -------
                                                                   $  802.4                $ 784.4                 $ 793.7
                                                                   ========                =======                 =======

                                                    SEE ACCOMPANYING NOTES

                                             SCHOLASTIC CORPORATION
                                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                                  (Unaudited)
                                             (Amounts in millions)


                                                                                       Nine Months Ended
                                                                                 -----------------------------
                                                                                 February 28,     February 28,
                                                                                    1998             1997
                                                                                 ------------     ------------
     Net cash provided by operating activities                                    $  43.5          $  19.1

     Cash flows from investing activities:
        Royalty advances paid                                                       (23.4)           (25.6)
        Prepublication cost expenditures                                            (18.3)           (21.6)
        Proceeds from the sale of the SOHO Group                                     19.2              0.0
        Additions to property, plant and equipment                                  (11.3)           (20.6)
        Production cost expenditures                                                 (8.9)            (7.9)
        Business acquisition-related payments                                        (0.4)           (32.2)
        Other, net                                                                   (3.5)            (0.0)
                                                                                  -------           ------
     Net cash used in investing activities                                          (46.6)          (107.9)

     Cash flows from financing activities:
        Borrowings under Loan Agreement and Revolver                              $ 210.3          $ 233.5
        Principal paydowns on Loan Agreement and Revolver                          (210.6)          (264.4)
        Proceeds received from issuance of notes payable                              0.0            123.9
        Borrowings under lines of credit                                             39.9             27.8
        Principal paydowns on lines of credit                                       (41.4)           (43.5)
        Tax benefit realized from stock option transactions                           0.5              5.2
        Other, net                                                                    0.4              4.3
                                                                                  -------           ------
     Net cash provided by (used in) financing activities                             (0.9)            86.8
     Effects of exchange rate changes on cash                                         0.0              0.0
                                                                                  -------           ------
     Decrease in cash and cash equivalents                                           (4.0)            (2.0)

     Cash and cash equivalents at beginning of period                                 4.9              4.3
                                                                                  -------           ------

     Cash and cash equivalents at end of period                                   $   0.9           $  2.3
                                                                                  =======           ======

     Supplemental information:
        Income taxes paid                                                         $  11.4           $ 25.4
        Interest paid                                                             $  18.7           $ 11.7


                                             SEE ACCOMPANYING NOTES

                             SCHOLASTIC CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements have not been audited, but reflect those adjustments consisting of normal recurring items which management considers necessary for a fair presentation of financial position, results of operations and cash flow. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the 1996/1997 Annual Report to Shareholders.

Scholastic Corporation, together with its subsidiaries and affiliates (the "Company"), is among the leading publishers and distributors of children's books, classroom and professional magazines and other educational materials with its principal operations in the United States, Canada, the United Kingdom, Australia, New Zealand, Mexico, India and Hong Kong. The Company distributes most of its products directly to children and teachers in elementary and secondary schools and, as a result, its business cycle is closely correlated to the normal school year.

The results of operations for the nine months ended February 28, 1998 and 1997 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the prior year's February 28 balance sheet is included for comparative purposes.

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

2.  LONG TERM DEBT

The Company has a loan agreement (the "Loan Agreement") with certain banks which provides for revolving credit loans and letters of credit in the amount of $135.0 million, with a right, in certain circumstances, to increase such amount to $160.0 million. The Loan Agreement expires on May 31, 2000. At February 28, 1998, the amount available of $135.0 million was reduced by letters of credit outstanding in the amount of $1.0 million, and the aggregate amount of borrowings of $26.0 million.

The Company has a Revolving Loan Agreement (the "Revolver") with Sun Bank, National Association, which provides for revolving credit loans in an aggregate principal amount of up to $35.0 million. At February 28, 1998, the aggregate amount of borrowings was $23.3 million.

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

4. EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "EARNINGS PER SHARE." This statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The Company adopted SFAS 128 for the quarter ended February 28, 1998 and accordingly has restated the prior year earnings per share amounts. Securities that could potentially dilute earnings per share were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for all of the periods presented.

5. IMPAIRMENT OF ASSETS

For the quarter ended February 28, 1998, the Company incurred a non-cash charge related to the impairment of certain assets of $11.4 million pre-tax, $7.1 million after-tax, or $0.44 per share. This charge was determined in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF". The charge consists primarily of unamortized prepublication and related inventory costs of $11.4 million.

6. DISPOSITIONS

Effective January 1, 1998, the Company sold its SOHO Group, including HOME OFFICE COMPUTING(R) magazine, to CurtCo FreedoM Group for approximately $19.0 million and the assumption of certain liabilities resulting in a pre-tax gain of approximately $10.0 million. Net proceeds were used to reduce debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the three months ended February 28, 1998 increased to $239.0 million (up 13%) from $210.7 million in the comparable quarter of the prior year. Revenues improved primarily due to a $28.5 million increase (up 21%) in domestic book publishing, resulting from strong sales in book clubs, continued shipments of Scholastic's instructional publishing reading program, SCHOLASTIC LITERACY PLACE(R), and increased sales of new trade publishing properties, particularly iN ANIMORPHS(R), DEAR AMERICA(TM) and THE LITTLE BILL SERIES(TM), which increased trade sales partially offset a continued decrease in domestic GOOSEBUMPS(R) SALES. In addition, revenues for the quarter ended February 28, 1997 reflected the adverse effect of an $11.8 million charge to increase the reserve for anticipated book returns. International revenues increased to $40.9 million (up 4%) from $39.3 million in the comparable quarter of the prior year mainly due to the favorable effect of last year's Red House acquisition as well as revenue growth from book club and trade sales of properties other than GOOSEBUMPS. This increase was partially offset by declines in GOOSEBUMPS trade sales and the adverse impact of the lower value of foreign currencies relative to the dollar. Revenues for the nine months ended February 28, 1998 totaled $760.5 million, a 7% increase over revenue reported for the nine months ended February 28, 1997. Revenues improved primarily due to a $46.8 million increase (up 10%) in domestic book publishing and a $10.7 million increase (up 8%) in international revenues.

As a percentage of revenue, cost of goods sold decreased 5.4% for the quarter and 1.3% for the nine months ended February 28, 1998 versus comparable periods in the prior fiscal year. For the quarter and the nine months of the current fiscal year, 1.9 percentage points and 0.5 percentage points, respectively, of the percentage decrease in cost of goods sold reflects the absence of a charge recorded in the third quarter of the prior year to increase the reserve for anticipated book returns, net of the related royalty and cost of product benefits. The remainder of the decrease is the result of changes in the Company's sales mix, including lower postage and fulfillment costs in domestic book publishing, and reduced editorial expenses due to staff reductions. The major components of cost of goods sold and their respective approximate percentages of total cost of goods sold for the nine months ended February 28, 1998 were as follows: printing and binding (35%), paper (14%), royalty expense (9%), prepublication costs (6%) and editorial expense (7%). These percentages are consistent with those for the fiscal year ended May 31, 1997. The balance of cost of goods includes shipping and labor, delivery charges and other manufacturing costs. Selling, general and administrative expense as a percentage of revenue decreased 2.8% for the quarter and increased 0.9% for the nine months ended February 28, 1998 versus comparable periods in the prior fiscal year. For the quarter and nine months ended February 28, 1998, 4.1 percentage points and
1.1 percentage points, respectively, of the percentage decrease reflects the absence of the charge recorded in the third quarter of the prior year net of the related commission benefit.

Other operating costs for the quarter ended February 28, 1998 increased to $16.6 million versus $4.1 million in the comparable period of the prior year and to $27.2 million from $11.7 million for the nine months ended February 28, 1998 and 1997, respectively. In the third quarter of fiscal year 1998, the Company incurred a non-cash charge related to the impairment of certain assets of $11.4 million. This charge was determined in accordance with the Statement of Financial Accounting Standards No. 121 (SFAS 121), "ACCOUNTING FOR THE
IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF". The charge consists primarily of the unamortized prepublication and inventory costs for selected instructional publishing programs and software titles.

Operating loss for the quarter ended February 28, 1998 decreased from $15.8 million in the corresponding quarter of the prior fiscal year to $10.2 million (down 36%). Operating income for the nine months ended

February 28, 1998 decreased $9.4 million (down 31%) versus the nine months ended February 28, 1997. The operating results for the quarter and nine months ended February 28, 1998 reflect increases in domestic book publishing revenue and international revenue (excluding the impact of the charge to increase the reserve for anticipated book returns recorded in the quarter ended February 28, 1997 and $11.4 million non-cash charge relating to the impairment of assets recorded in the quarter ended February 28, 1998). Operating results for the nine months ended February 28, 1997 benefitted from high margin GOOSEBUMPS licensing revenues, which were substantially lower in the comparable period of fiscal 1998

Effective January 1, 1998, the Company sold its SOHO Group, including HOME OFFICE COMPUTING(R) magazine, to CurtCo FreedoM Group for approximately $19.0 million and the assumption of certain liabilities resulting in a pre-tax gain of approximately $10.0 million. Net proceeds were used to reduce debt.

Net loss for the quarter ended February 28, 1998 was $3.1 million versus a loss of $12.5 million in the comparable quarter in the prior year. Basic and diluted loss per share improved to $0.19 in the third quarter of fiscal 1998 from $0.78 in the comparable quarter last fiscal year. Net income for the nine months ended February 28, 1998 was $9.7 million versus $11.9 million in the comparable period last year. Basic and diluted earnings per share decreased to $0.60 in the nine months ended February 28, 1998 from $0.75 in the comparable nine month period in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a net decrease in cash and cash equivalents during the nine month period ended February 28, 1998 of $4.0 million, compared to a net decrease during the comparable period in the prior fiscal year of $2.0 million. Cash provided by operating activities funded the net cash used in investing activities during the nine months ended February 28, 1998. During the nine months ended February 28, 1997, investing activities were funded by cash provided by financing and operating activities.

For the nine  months  ended  February  28,  1998 and 1997,  net cash used in and
provided  by  financing   activities   was  $0.9  million  and  $86.8   million,
respectively. Financing activities consisted primarily of borrowings and paydowns under the Loan Agreement and Revolver, and the issuance of the Notes in the 1997 fiscal year. Borrowings under the Loan Agreement and the Revolver, as well as the issuance of the Notes in the 1997 fiscal year, have been a primary source of the Company's liquidity.

Cash used in investing activities was $46.6 million and $107.9 million for the first nine months of fiscal 1998 and 1997, respectively. Investing activities primarily consist of royalty advances, prepublication and production cost expenditures, additions to property, plant, and equipment, in addition to business and trademark acquisitions in the 1997 fiscal year, and the net proceeds from the sale of the SOHO Group in the 1998 fiscal year.

Royalty advances paid decreased $2.2 million to $23.4 million during the first nine months of fiscal 1998 as compared to the comparable period in the prior fiscal year. Capital expenditures decreased by $9.3 million to $11.3 million for the nine months ended February 28, 1998 versus the comparable prior fiscal year period due to spending constraints implemented by the Company. Prepublication cost expenditures decreased $3.3 million to $18.3 million during the first nine months of fiscal 1998 compared to the prior year period due to lower investments in instructional publishing activities. Production cost expenditures increased modestly during the first nine months of fiscal 1998 over the comparable period in the prior fiscal year. Business acquisition-related payments in the prior period relate to the Company's acquisition of Lectorum Publications Inc. in September 1996, the United Kingdom subsidiary's acquisition of Red House Ltd. in January 1997, and the Company's investment in Gallimard S.A.

The Company believes that the funds generated from operations and funds available under the Loan Agreement and the Revolver will be sufficient to finance its ongoing working capital requirements for the foreseeable future.

YEAR 2000 COMPUTER SYSTEM COMPLIANCE

Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Costs for testing and conversion of system applications will be expensed as incurred and are estimated to cost approximately $4.5 million to $8.0 million over the next three fiscal years. Such costs do not include normal system upgrades. A comprehensive evaluation of the impact of the Year 2000 issue on both the Company's infrastructure and its interface with suppliers and customers is expected to be completed in the 1999 fiscal year. The Company expects the remediation program to be completed by the first quarter of fiscal year 2000. Based on current plans and efforts to date, the Company does not expect that the year 2000 issue will have an adverse impact on its operations. There can be no assurance, however, that all problems will be foreseen and corrected or that no material disruption to the Company's business will occur.

RECENT ACCOUNTING PRINCIPLES

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, (SFAS 130), "REPORTING COMPREHENSIVE INCOME." This statement establishes the standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company is required to adopt the provisions of SFAS 130 for the fiscal year ending May 31, 1999.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." This statement requires that public business enterprises report certain information about operating segments, their products and services, the geographic areas in which they operate and their major customers. The Company is required to adopt the provisions of SFAS 131 for the fiscal year ending May 31, 1999.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (SFAS 132), "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS." This statement revises employer's disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures required under prior standards The Company is required to adopt the provisions of SFAS 132 for the fiscal year ending May 31, 1999.

                           PART II - OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
               Exhibit
               Number          Description of Document
               ------          -----------------------

               3  (a) Amended and Restated  Certificate of  Incorporation of the
                      Registrant. (1)
                  (b) By-laws of the Registrant. (2)
               4  (a) Amended and Restated Loan  Agreement  dated April 11, 1995 among the Registrant and Citibank, N.A., as agent, Marine Midland Bank, Chase Manhattan Bank, N.A., The First National Bank of Boston and United Jersey Bank.(3)
                  (b) Amendment to the Amended and Restated Loan Agreement dated
                      May 1, 1996. (4)
                  (c) Amendment to the Amended and Restated Loan Agreement dated
                      May 28, 1997. (5)
                  (d) Amendment to the Amended and Restated Loan Agreement dated
                      November 28, 1997. (6)
                  (e) Revolving Loan  Agreement  dated June 19, 1995 between the
                      Registrant and Sun Bank,National Association, as amended August 14, 1996, May 30, 1997, and November 28, 1997. (7)
                  (f) Overdraft  Facility  dated  June 1,  1992,  as  amended on
                      October 30, 1995 between  Scholastic Canada Ltd. and CIBC.
                      (7)
                  (g) Overdraft  Facility dated June 24, 1993 between Scholastic
                      Ltd. (formerly known as Scholastic Publications Ltd.) and Citibank, N.A. (7)
                  (h) Overdraft  Facility  dated May 14, 1992 as amended on June
                      30 1995, between Scholastic Ltd. (formerly known as Scholastic Publications Ltd.) and Midland Bank. (7)
                  (i) Overdraft  Facility dated February 12, 1993, as amended on
                      January 31, 1995 between Scholastic Australia Pty. Ltd. (formerly known as Ashton Scholastic Pty. Ltd.) and National Australia Bank Ltd. (7)
                  (j) Overdraft Facility dated April 20, 1993 between Scholastic
                      New Zealand Ltd., (formerly Ashton Scholastic Ltd.) and ANZ Banking Group Ltd. (7)
                  (k) Indenture dated August 15, 1995,  relating to $110 million of 5% Convertible Subordinated Debentures due August 15, 2005 issued by the Registrant. (8)
                  (l) Indenture  dated  December  15,  1996,  relating  to  $125 million of 7% Notes due December 15, 2003 issued by the Registrant. (9)
              27     Financial Data Schedule

(b) Reports on Form 8-K.
                  None.
-------
Footnotes:

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

(6) Incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997 as filed with the Commission on January 14, 1998 (File No. 0-19860).
(7) Such long-term debt does not individually amount to more than 10% of the total assets of the subsidiaries on a Registrant and its consolidated basis. Accordingly, pursuant to Item 601(b)(4)(iii) of Regulation S-K, such instrument is not filed herewith. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
(8) Incorporated by reference to the Company's Form 10-Q as filed with the Commission on August 28, 1995 (File No. 0-19860).
(9) Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-17365) as filed with the Commission on December 11, 1996.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Scholastic Corporation
                                         ----------------------
                                         (Registrant)




Date: April 14, 1998                     /s/ RICHARD ROBINSON
      --------------                     --------------------
                                             Chairman of the Board,
                                             President, Chief Executive
                                             Officer & Director




Date: April 14, 1998                     /s/  KEVIN J. MCENERY
      --------------                     ---------------------
                                              Executive Vice President and
                                              Chief Financial Officer

                                 Exhibit Index

Exhibit No.              Document                      Page
-----------              --------                      ----
   27            Financial Data Schedule                E-1