Form 10-K
period 1998-05-31
SCHOLASTIC CORP
filed 1998-08-26
CIK 866729

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended May 31, 1998         Commission File No. 0-19860


                             SCHOLASTIC CORPORATION
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                DELAWARE                                   13-3385513
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

    555 BROADWAY, NEW YORK, NEW YORK                        10012
(Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code (212) 343-6100
                                                           --------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

--------------------------------------------------------------------------------
            TITLE OF CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------
     Common Stock, $.01 par value               The NASDAQ Stock Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of August 6, 1998, was approximately $562,880,733. As of such date, non-affiliates held no shares of the Class A Stock, par value $0.01. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant's voting stock as of August 6, 1998 was as follows: 15,460,571 shares of Common Stock and 828,100 shares of Class A Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held September 16, 1998.

================================================================================

PART I

ITEM 1 - BUSINESS

Scholastic Corporation (together with its subsidiaries, "Scholastic" or the "Company") is a global children's publishing and media company producing and distributing material for children, teachers and parents. Scholastic is among the leading publishers and distributors of children's books, classroom and professional magazines and other educational materials, with operations in the United States, the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong and India. Scholastic distributes most of its products directly to children and teachers in elementary and secondary schools. During its seventy-eight years of serving schools, Scholastic has developed strong name recognition associated with quality and dedication to learning, has achieved a leading market position in the school-based distribution of children's books and magazines and has developed the leading internet-based subscription service for schools. The Company has also used its proven system to develop successful children's books and then build these brands into multimedia assets.

The Company's domestic book publishing business consists primarily of the publication and distribution of children's books in paperback editions through school book clubs, school book fairs, retail stores and classroom and library sales. The Company believes that it operates the largest school book club program and the largest school book fair business in the United States. In fiscal 1998, Scholastic sold in excess of 250 million children's books in the United States. The Company's sales of core and supplemental instructional materials are also included in domestic book publishing.

Scholastic's domestic magazine publishing business consists primarily of the publication of classroom magazines distributed to children in school and professional magazines directed to teachers and other education professionals. In fiscal 1998, the United States circulation of the Company's classroom magazines was 7.5 million.

The Company's domestic operations also include the production and distribution of educational computer software, the production and distribution of children's video and television programming and the merchandising and licensing of successful branded properties.

The Company's international business consists of seven operating subsidiaries, four of which publish and distribute children's books, magazines, supplementary text products and educational software and three of which primarily distribute through schools children's books published by Scholastic as well as other publishers. For the year ended May 31, 1998, approximately 90% of the Company's international revenues were derived from the sale of children's books. The Company believes that it operates the largest school book club program and the largest school book fair business in the United Kingdom, Canada, Australia and New Zealand.

Most of the Company's revenues are generated by targeted direct mail programs to schools and by telephone sales representatives. Additionally, the Company has a sales force of full-time and part-time representatives calling on schools to sell its core curriculum materials, supplementary texts, educational software, magazines and library book programs. For trade distribution, the Company has a retail sales force calling on bookstores and other retail outlets that include the sale of children's books.

The Company's Education Group manages the development and distribution of substantially all Scholastic's school material designed for curriculum use and paid for with school funds. The Education Group encompasses the Company's core and supplemental publishing, classroom and professional magazines, early childhood and professional books, as well as the Company's sales of supplementary materials to classrooms and libraries. The Education Group also manages the development and distribution of educational software and the Scholastic Network(TM), the Company's Internet-based subscription service for schools.

The following table sets forth revenues by product line for the five fiscal years ended May 31:

----------------------------------------------------------------
                                 (AMOUNTS IN MILLIONS)
                       1998     1997    1996      1995    1994
----------------------------------------------------------------
Domestic
  Book publishing  $   728.5   $645.9   $657.5   $516.8  $428.3
  Magazine
    publishing          75.2     81.3     81.6     84.0    73.0
  Media, TV/movie
  productions &
licensing               58.8     60.2     39.8     19.5    18.0
International          195.9    178.9    149.7    129.6   112.3
-----------------------------------------------------------------
  Total             $1,058.4   $966.3   $928.6   $749.9  $631.6
=================================================================

Scholastic's revenues have grown at an average annual compounded rate of approximately 14% from fiscal 1994 through fiscal 1998.

Scholastic Corporation was incorporated under the laws of Delaware in 1986 and through its subsidiaries and predecessor entities has been in business since 1920. The Company is engaged in one segment of business - the production, publication and sale of educational materials.


                                                       ANNUAL REPORT 1997/1998|1

DOMESTIC BOOK PUBLISHING
(68% OF REVENUES)

The Company's domestic book publishing operations include children's book publishing and instructional book publishing.

CHILDREN'S BOOK PUBLISHING
The Company has published books since 1948 and is one of the largest English language publishers of children's books. The majority of children's books sold by the Company are distributed in the United States directly to children and teachers through its school-based book clubs and book fairs. The Company has created and maintained a long-standing franchise in the educational market and is also one of the leading sellers of children's books through the trade channel.

The Company offers a broad range of quality children's literature. Many of the books offered by the Company have received awards for excellence in children's literature, including the Caldecott and the Newbery awards.

The Company obtains titles for sale in its distribution channels from three principal sources. First, the Company publishes paperback and/or hardcover editions of books written by outside authors under exclusive publication agreements with the Company. Scholastic generally contracts for the rights to sell these original titles in all channels of distribution including school and trade. The second source consists of paperback reprints of books originally published by other publishers for which the Company acquires rights under license agreements to sell exclusively in the school market. The third source for titles is from the Company's purchase of finished books from other publishers to be sold in the school market. The Company currently maintains a backlist (a list of titles published as new titles in prior years) of over 5,000 titles.

All of the Company's books are manufactured by outside printers. The printers are generally selected on the basis of competitive bidding, and the Company, when it deems it to be appropriate, enters into multi-year agreements which guarantee printers a certain percentage of Scholastic volume in exchange for favorable pricing terms. Scholastic purchases its paper from paper manufacturers, wholesalers, distributors and printers.

The Company distributes its children's books principally through four distribution channels: school book clubs, school book fairs, sales to classrooms and libraries and retail book stores. In the school market, the Company distributes books directly to teachers and students through school book clubs (including continuity programs) and school book fairs. The Company also distributes books to the school market through sales to classrooms and libraries, principally through its Education Group. The fourth distribution channel is sales to the trade market. By utilizing these distribution channels and distributing its products internationally, the Company's volumes permit it to realize economies in book production and distribution. The Company believes its multiple distribution channels and volume help attract top quality authors, editors and illustrators and publishers seeking widespread distribution in both the specialized school market and the trade market, as well as publishers seeking widespread distribution in the school market.

The Company's subsidiary, Lectorum Publications, Inc., acquired in 1996, is the largest distributor in the U.S. of Spanish language books to schools and libraries.

BOOK CLUBS
The Company operates ten school based book clubs: FIREFLY(R), serving pre-kindergarten and kindergarten students; SEESAW(R), serving kindergarten and first grade students; two CARNIVAL(R) clubs, one serving students in kindergarten through second grade and the other serving third through sixth grade students; LUCKY BOOK CLUB(R), serving second and third grade students; ARROW BOOK CLUB(R), serving fourth through sixth grade students; TAB BOOK CLUB(R), serving sixth, seventh, and eighth grade students; and three Trumpet(TM) clubs, which were acquired from Bantam Doubleday Dell in 1996 and together serve pre-K through sixth grade students. In addition, the Company creates special theme-based offers targeted to the different grade levels during the year, such as holiday offers, science offers, curriculum offers, Spanish offers, etc. The Company also operates FUN-TASTIC-AT-HOME!(TM), THE BABY-SITTERS COLLECTOR CLUB, THE BABY-SITTERS LITTLE SISTER FRIENDSHIP CLUB, THRILLS & CHILLS(TM), CLIFFORD'S CLUBHOUSE, HELLO READER, BOX CAR, THE MAGIC SCHOOL BUS, ARTHUR'S ADVENTURE, FRANKLIN & FRIENDS, STAR WARS MISSIONS, ANIMAL LOVERS and GOOSEBUMPS COLLECTORS CLUB, which are book club continuity programs promoted primarily through schools and which deliver paperback books to children at home and bill parents at home.

From fiscal 1994 through fiscal 1998, domestic book club revenues grew primarily as a result of the expansion of book club continuity programs, volume increases in the Company's school-based book clubs, increases in special book club offers, price increases, the selection by children of higher priced items and the acquisition of the Trumpet book clubs.

The Company founded its first book club in 1948 and believes that it currently operates the largest school book club program in the United States. The Company estimates that over 80% of all elementary school teachers in the United States participate in book clubs, with approximately 75% of these teachers using Scholastic book clubs at least once during the year.


2|SCHOLASTIC CORPORATION

The Company believes that teachers participate in school book clubs because they feel that quality books at affordable prices will be of interest to students and improve students' reading skills. The Company also believes teachers are attracted because the book clubs offer easy access to a broad range of books. The Company mails promotional pieces containing order forms to teachers in the vast majority of the pre-K through eighth-grade classrooms in the United States on a monthly basis throughout the school year. Participation in any month does not create an obligation to participate in any subsequent month, nor does it preclude participation in a competitor's book club.

Teachers who wish to participate in a book club distribute the order forms to their students, who may choose from generally fifty or more selections at substantial reductions from retail prices. The teacher consolidates the students' orders and payments, and mails or phones orders to the Company, which then delivers the books to the teacher for distribution to the students. Teachers who participate in the book clubs receive bonus points, which may be redeemed for the purchase of additional books and other items for use in their classrooms.

The sources of books for the Company's school book clubs are original publications, reprints licensed from other publishers for school distribution and finished books purchased from other publishers.

The Company processes and fulfills orders for its book clubs, as well as for its other school sales (except book fairs and continuity programs) and trade distribution, from its primary warehouse and distribution facility in Jefferson City, Missouri. Orders for the book clubs are generally delivered to customers within 7-10 days from receipt of the teacher's order.

In its book club business, the Company competes on the basis of book selection, price, promotion and customer service. The Company believes that its broad selection of titles, many of which are distributed in this channel exclusively by Scholastic, combined with low unit manufacturing costs and its large number of promotion mailings, enable the Company to compete effectively.

BOOK FAIRS
The Company believes it operates the largest school book fair business in the United States. The Company entered the book fair business in 1981. Since that time, the Company's book fair business has grown primarily through geographic expansion, selected acquisitions, increased penetration of its existing markets and growth in revenue on a per fair basis. In June 1998, the Company acquired certain assets of Pages Book Fairs, Inc., for $10.5 million, including inventory, book fair cases and customer lists.

The Company operates book fairs in all 50 states under the name SCHOLASTIC BOOK FAIRS(R). The Company offers premium fairs under the names SCHOLASTIC LITERACY FESTIVAL(TM) and SCHOLASTIC BOOKS ON TOUR(R), which feature an expanded list of titles supported by exciting merchandise displays and book character costumes designed to create a dynamic Book Fair event open to the entire family. The Company also markets fairs under the names CLASSIC BOOK FAIRS(TM) and READ STREET(R). In January 1998, the Company tested and launched, on a limited basis, its DISCOVERY FAIR(TM). This new fair features non-fiction, science, technology, arts, crafts and interactive products.

Book fairs are generally week-long events conducted on school premises and sponsored by school librarians and/or parent-teacher organizations. Book fair events expose children to hundreds of new books and allow children the opportunity to purchase books and other select products of their choice. Although the Company provides the school with the books and book display cases, the school actually conducts the book fair. The Company believes that the primary motivation of the schools in sponsoring fairs is to provide their students with quality books at reasonable prices in order to help them become more interested in reading. In addition, the school retains a portion of the book fair revenues that can be used to purchase books, supplies and equipment for the school.

The Company operates its book fairs in the United States on a regional basis through over 20 sales offices and over 70 warehouse locations. The marketing of book fairs is performed from the sales offices by telephone sales and field representatives. The Company's books and display cases are delivered to schools from the Company's warehouses by a fleet of leased vehicles. The Company's customer service function is performed from the regional and branch offices, supported by field representatives. The sources of books for the Company's book fairs are finished books purchased from other publishers, reprints licensed from other publishers for school distribution and original Scholastic publications.

The Company believes that its competitive advantages in the book fair business include the strength of the relationship between its sales representatives and schools, broad geographic coverage, a high level of customer service and its breadth of product selection. Approximately 90% of the schools that sponsored a Scholastic book fair in fiscal year 1997 sponsored a Scholastic book fair again in fiscal 1998.

TRADE
The Company distributes its original publications through the trade distribution channel. Almost all of the titles distributed to the trade market are also offered in the Company's school book clubs and book fairs. In the Company's publishing

                                                       ANNUAL REPORT 1997/1998|3
program, over 2,500 titles are maintained for trade distribution, including the branded series ANIMORPHS(R), GOOSEBUMPS(R), THE BABY-SITTERS CLUB(R), THE MAGIC SCHOOL BUS(R), DEAR AMERICA(R) and CLIFFORD THE BIG RED DOG(R).

The Company has a trade field sales organization which focuses on selling the broad range of Scholastic books to book store accounts. The Company outsources invoicing, billing, returns processing and collection services in connection with trade distribution.

The Company's sales in the trade market are led by ANIMORPHS, which was first published in 1996 and as of July 1998 had 22 titles and 15 million copies in print, the GOOSEBUMPS series, with 141 titles and 210 million copies in print and THE BABY-SITTERS CLUB series, with 309 titles and 170 million copies in print. Two other Scholastic-developed properties that also generate significant sales are THE MAGIC SCHOOL BUS series with 46 titles and 35 million copies in print and the new DEAR AMERICA hardcover series with nine titles and three million copies in print. The SCHOLASTIC CHILDREN'S DICTIONARY, published in 1996 and with over 1.5 million copies in print, has greatly enhanced the Company's reference line.

During fiscal 1998, Scholastic-published books received numerous awards, including the prestigious Newbery Medal for Karen Hesse's OUT OF THE DUST and the selection for OPRAH'S BOOK CLUB(R) of three titles written by Bill Cosby from the newly published LITTLE BILL(TM) series. THE BLUE SKY PRESS(R) and Scholastic Press imprints have attracted some of the most well-known talents in children's publishing, including Leo and Diane Dillon, Virginia Hamilton, David Kirk, Christopher Myers, Walter Dean Myers, Dav Pilkey, Cynthia Rylant, David Shannon, Mark Teague, Rachel Vail and Walter Wick.

CLASSROOM AND LIBRARY SALES
Many elementary school teachers use paperback books in conjunction with basal textbooks to teach reading and other subjects. In addition to offering book clubs and book fairs, Scholastic serves this need by offering individual titles and collections of paperback books for classrooms and school libraries, primarily through the Education Group's sales force. The majority of the titles sold directly to school classrooms and libraries by the Education Group are the same as those offered through the Company's book clubs and book fairs.

Purchases of individual titles and book collections are generally funded by school budgets. Classrooms and libraries may order directly through catalogs mailed to the schools and through the Company's Education Group sales force.

CORE AND SUPPLEMENTAL PUBLISHING
The Education Group's core and supplemental publishing operations develop and distribute instructional materials (both supplemental and core curriculum programs) directly to schools. Based on industry research, the Company believes that the kindergarten through sixth grade ("K-6") market for instructional materials, in the areas of language arts and science, is in excess of one billion dollars annually.

Publishing for the K-6 market is being affected by a number of factors which include the shift toward skill-based instruction balanced with the philosophy of literature-based instruction (the teaching of reading and other subjects utilizing whole books such as trade or paperback books). State and local governments are providing significant increases in funding to improve students' test scores and to provide a means to assess and support pupil development. In addition, measures to decrease class size have begun to take place in large urban areas, particularly California, thus increasing overall instructional material spending.

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

Pursuant to this strategy in the core area, the Company publishes and distributes SCHOLASTIC LITERACY PLACE(R), its K-6 market reading program, and SCHOLASTIC SOLARES(TM), its Spanish elementary reading program. During fiscal 1998, the Company significantly increased the number of school districts which adopted SCHOLASTIC LITERACY PLACE and has had strong follow-up orders from schools which have already adopted the program. In addition to the core programs, the company continues to publish innovative supplemental material such as the non-fiction emergent readers used in the SCIENCE RESOURCE CENTER for pre-K and kindergarten classrooms.

The Company continues to distribute its successful line of phonics products. The Company is publishing additional chapter books and Spanish phonics materials to meet growing demand.

4|SCHOLASTIC CORPORATION

In fiscal 1997, the Company introduced network versions of WIGGLEWORKS(R), its standard-setting CD-ROM-based beginning literacy program. Demand remains strong for this popular technology.

In April 1998, the Company acquired The Electronic Bookshelf, a technology-based reading management and assessment system designed for use in schools.

MAGAZINE PUBLISHING
(7% OF REVENUES)

GENERAL
Scholastic has been for many years a leading publisher of classroom magazines, which are used as supplementary educational materials, and professional magazines, directed at teachers and education professionals. Most of the Company's classroom and professional magazines carry the Scholastic name, which reinforces the Company's widely recognized educational reputation with students, teachers and school administrators. The Company's reputation for publishing quality magazines, maintaining an extensive magazine mailing list and having a large customer base of teachers help generate customers for its book clubs and other Scholastic products as well as its magazines. At the same time, the Company uses its book club mailings to help secure additional circulation for its classroom and professional magazines

CLASSROOM MAGAZINES
The Company's 35 classroom magazines are designed to encourage students to read and to supplement the formal learning program by bringing subjects of current interest into the classroom. The subjects covered include English, reading, literature, math, science, current events, social studies and foreign languages. The most well known of the Company's domestic magazines are SCHOLASTIC NEWS(R) and JUNIOR SCHOLASTIC(R).

The Company's classroom magazine circulation in the United States in each of fiscal 1998 and 1997 was 7.5 million. Approximately two-thirds of the circulation is in K-6, with the balance in grades seven through twelve. In fiscal 1998, teachers in approximately 60% of the elementary schools and 70% of the high schools in the United States used the Company's classroom magazines.

The various classroom magazines are distributed on a weekly, bi-weekly and monthly basis during the school year. The majority of circulation revenue is paid for by the schools and the remainder by students. Circulation revenue accounted for approximately two-thirds of the Company's classroom magazine revenues in fiscal 1998. Several of the magazines distributed in secondary schools carry advertising.

The Education Group markets the Company's classroom magazines largely by direct mail and telephone sales representatives and field sales representatives. The Company maintains an extensive database of teachers and schools which it utilizes for promotional efforts.

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

PROFESSIONAL PUBLISHING AND EARLY CHILDHOOD PUBLISHING
The Company publishes three magazines directed at teachers and education professionals: INSTRUCTOR, SCHOLASTIC EARLY CHILDHOOD TODAY(TM) and COACH and ATHLETIC DIRECTOR(TM). Total circulation for these magazines in fiscal 1998 was approximately 300,000. The magazines are distributed throughout the academic year. Subscriptions are solicited by direct mail and are cross-marketed to teachers through the book clubs. The Company also publishes SCHOLASTIC PARENT and CHILD(R) magazine, which is directed at parents and distributed through schools and day care programs. SCHOLASTIC PARENT AND CHILD'S circulation is approximately 1.3 million. The magazines carry outside advertising, advertising for the Company's other products and advertising for clients that sponsor customized programs. In fiscal 1998, advertising revenue represented the majority of the professional publishing and early childhood magazine revenues.

The professional publishing division also publishes professional books and continuity programs consisting of instructional materials designed for and generally purchased by teachers. Professional books are marketed through Scholastic book clubs, catalogs, direct mail solicitations and by the Company's trade sales force to teacher stores and book stores. The early childhood division also publishes children's books and a pre-kindergarten and kindergarten curriculum program, the SCHOLASTIC EARLY CHILDHOOD WORKSHOP(TM). Revenues from these items are included in domestic book publishing revenues.

SCHOLASTIC SOHO GROUP
Effective January 1, 1998, the Company sold its SOHO Group, including the magazines HOME OFFICE COMPUTING(R) and SMALL BUSINESS COMPUTING(TM), based on a determination that the SOHO Group was not a core asset.


                                                       ANNUAL REPORT 1997/1998|5

MEDIA, TV/MOVIE PRODUCTIONS
& LICENSING
(6% OF REVENUES)

TV/MOVIE PRODUCTIONS & LICENSING
Scholastic Entertainment Inc. ("SEI", formerly Scholastic Productions, Inc.), a wholly-owned subsidiary of the Company, extends the Company's franchises by creating and managing global brands based on Scholastic's strong publishing properties. SEI's multimedia programming provides the catalyst for branding and consumer products activities worldwide.

FILMED ENTERTAINMENT
SEI has an extensive list of programs on air, in production or in development including:

SCHOLASTIC'S THE MAGIC SCHOOL BUS
In fiscal 1998, SEI completed production of thirteen episodes of the popular animated children's TV series SCHOLASTIC'S THE MAGIC SCHOOL BUS(R) ("The Magic School Bus"), bringing the total library to fifty-two episodes. The series has been airing its fourth and final season on PBS during the 1997/98 broadcast year. The Magic School Bus, which has won numerous awards including an Emmy for Lily Tomlin, has been the most popular series for school-aged children on PBS. In the fall of 1998, The Magic School Bus will move from PBS and begin airing on the Fox Kid's Network ("FKN") for a two year period. In addition, the series has been licensed for television in over 40 international territories by Nelvana Ltd. The series may also be found worldwide on home video; WarnerVision Entertainment has successfully released a total of 18 episodes domestically and in Canada while in other countries the videos are being distributed primarily by Twentieth Century Fox Home Entertainment ("FHE").

GOOSEBUMPS
During fiscal 1998, SEI continued to produce the Goosebumps(R) TV series for FKN with the completion of the third season order of 24 half hour episodes. FKN has ordered an additional eight episodes for the fourth season of the series which commences in the fall of 1998. This will bring the total number of episodes to 62 and the total number of one hour specials to six. The series will continue to be aired on Saturday mornings where it is currently FKN's number one show. GOOSEBUMPS has been one of the top-rated children's series on television since its debut in 1995. Also during fiscal 1998, Saban International, the international TV distributor of GOOSEBUMPS on behalf of Fox Kid's Worldwide, continued to license the series; it is currently airing in most major territories and has been sold in over 100 countries worldwide. The series has been especially popular in the United Kingdom where it has been the number one rated children's series. GOOSEBUMPS(R) has been released by FHE on video in most major international territories.

In addition, FHE has released GOOSEBUMPS videos domestically, including three releases during fiscal 1998. GOOSEBUMPS and SEI received the 1997 VSDA (Video Software Dealers Association) Award for "Best Children's Video Line of the Year."

ANIMORPHS
SEI commenced production in spring 1998 of twenty half-hour live action episodes of ANIMORPHS(TM), based on Scholastic's best-selling book series. The series will premiere in September 1998 in a prime-time slot on the popular children's basic cable television channel, Nickelodeon. Nickelodeon has licensed the U.S. and international (excluding Canadian) TV rights for its own channels; Columbia TriStar Home Video has licensed the domestic home video distribution rights. SEI has licensed ANIMORPHS for a fall 1998 premiere in Canada to both YTV (a basic cable channel) and the Global Television Network (broadcast market). Nickelodeon will also distribute the series in television markets outside of North America.

DEAR AMERICA
SEI has received an order from Home Box Office ("HBO") for six half hour episodes based on Scholastic's popular and critically acclaimed book series DEAR AMERICA(TM). Filming commenced during summer 1998 and the series is expected to premiere in the first half of 1999.

OTHER DEVELOPMENT
Another major Scholastic franchise in development for exploitation across multiple media platforms is an animated TV series based on the beloved book series, SCHOLASTIC'S CLIFFORD THE BIG RED DOG(TM). SEI also has other original children's and family oriented projects in development.

MARKETING AND CONSUMER PRODUCTS
Scholastic Consumer Products, a division of SEI, develops licensing and promotional programs, primarily for brands produced in other media. In June 1997, SEI was awarded the 1997 LIMA (Licensing Industry Merchandiser's Association) award for "Licensing Agency of the Year." Examples of SEI's licensing and promotional achievements include:

SCHOLASTIC'S THE MAGIC SCHOOL BUS
o The award-winning series of CD-ROMs, co-produced with Microsoft. All of The Magic School Bus(TM) CD-ROMs are in the all-time top 20 best-selling titles for children.

o Scholastic's Traveling Magic School Bus, a recreation of the bus from the book and animated series, which through

6|SCHOLASTIC CORPORATION

   December 1997 had visited over 250 schools, libraries, retail stores and book fairs in the U.S. and Canada, reaching over 1 million fans.

o Consumer promotion partnerships with Howard Johnson and Colgate Palmolive, along with a live stage show.

GOOSEBUMPS
o  The 1997 LIMA award "License of the Year" for GOOSEBUMPS.

o Two CD-ROMs, co-produced with Dreamworks SKG, the first of which reached number one on the children's best seller list.

o The 1996 Reggie Award-winning GOOSEBUMPS Halloween Promotion with Pepsi, Frito-Lay, Hershey, Taco Bell and Target retail stores.

ANIMORPHS
o A multi-faceted licensing and marketing campaign for Animorphs to launch domestically in conjunction with the TV series in fall 1998.

o Licensing partnerships with 15 industry leaders, including Hallmark, Antioch, Giant and Hasbro Toys.

o A multi-year consumer promotion agreement with Tricon (corporate parent of Taco Bell, KFC and Pizza Hut) for a consumer promotion in the fourth calendar quarter of 1998.

SPECIAL MARKETS
SEI's subsidiary, SE Distribution Inc., creates, manufactures and distributes high-quality consumer products primarily based on Scholastic's literary properties. In fiscal 1997, the first product line of upscale plush toys, SIDEKICKS(TM), was launched with items based on CLIFFORD THE BIG RED DOG and CLIFFORD THE SMALL RED PUPPY(R). During fiscal 1998, additional products were introduced to the marketplace based on the Magic School Bus character Liz. The products are available through independent toy/gift stores, specialty chains, department stores, mail order catalogs and book stores as well as through Scholastic's proprietary channels (i.e. book clubs and book fairs). A second product line of stationery items, PAPER SCISSORS ROCK(TM), will be launched in Spring 1999.

During fiscal 1998, SEI also managed the sale of books through non-traditional channels. These revenues are included in domestic book publishing revenues.

TECHNOLOGY AND NEW MEDIA
The mission of the Technology and New Media group is threefold: publish and sell educational software and multimedia products to schools and homes; support other Scholastic divisions' technology efforts (including the creation of technology components integrated into Scholastic's core curriculum materials); and explore and develop opportunities in interactive networks, including the SCHOLASTIC NETWORK(TM), which is a subscription-based service available to educators via the Internet, as well as Internet-based applications for delivery of Scholastic products and services.

Since 1982, the Company has published educational software which is sold to schools by the Education Group's sales representatives, catalogs and educational distributors serving the school market. The Company also sells consumer software through book clubs and book fairs, and since 1991, has also sold software through a classroom software club modeled on its classroom book clubs. In fiscal 1998, the Company launched a new software club aimed at the early learning market. The Company acquires software for distribution in all of these channels through a combination of licensing, internal development, contracting with independent software developers and third-party distribution arrangements.

In fiscal 1994, the Company launched the Scholastic Network, the first online service developed especially for educators and students, which moved to the Internet in fiscal 1997. It offers teachers supporting material and compelling in-class experiences for the kindergarten through eighth grade market. It is the largest teacher-oriented subscription service on the Internet. In addition, the Company has operated its home page on the World Wide Web since 1994. This site, Scholastic.com, provides an overview of the Company's activities, resource libraries for educators, an education store and special programming tied to SCHOLASTIC NETWORK'S content. The SCHOLASTIC NETWORK is featured on Scholastic.com and is a paid service. The Scholastic Network has generated a loss since its launch in fiscal 1994.

In fiscal 1998, the Company initiated sales of its internally developed CD-ROM titles in the retail channel through a third party distribution arrangement. This distribution will complement sales through the Company's book clubs, software clubs and school fairs.

The Company also produces and markets videos to the school market through Weston Woods, a producer of videos based on high quality children's books, which was acquired in 1996.


                                                       ANNUAL REPORT 1997/1998|7

INTERNATIONAL
(19% OF REVENUES)

Scholastic operates wholly-owned subsidiaries in the United Kingdom, Canada, Australia, New Zealand, Mexico, India and Hong Kong. The businesses in the United Kingdom, Canada, Australia and New Zealand generally mirror the Company's business in the United States and include publishing and/or distributing children's books, magazines, school text materials and educational software. The Company's businesses in Mexico, India and Hong Kong principally distribute through schools books published by Scholastic and other publishers. Products from the United States appropriate to each specific market are distributed where rights are available.

Scholastic's International division also oversees the licensing of foreign-language rights in eligible Scholastic titles to other publishing companies around the world. The GOOSEBUMPS(TM) series, for example, has been licensed to more than 15 publishers in 15 languages. Similar success is building with ANIMORPHS(TM), another bestseller in the United States. Scholastic titles have been licensed in over 25 languages from Arabic to Zulu.

In addition, Scholastic operates an export department from its New York headquarters. This group serves Department of Defense Education Activity ("DoDEA") schools abroad, international schools, American schools, indigenous schools and schools within possessions and territories of the United States. The group also focuses on wholesale and retail distributors in regions not otherwise serviced by Scholastic. SCHOLASTIC LITERACY PLACE(R) has been adopted by DoDEA for 123 schools.

Scholastic U.K., founded in 1964, is Scholastic's largest international subsidiary, with fiscal 1998 revenue of $90.9. It is the United Kingdom's largest book club and book fair operator, based in part on the acquisition of Red House Books Ltd. in 1997 and of School Book Fairs, Ltd. in 1996. Scholastic U.K. also publishes five monthly magazines for teachers and a substantial list of children's and educational books. Scholastic U.K.'s trade books appear frequently in the U.K. children's best seller lists.

Scholastic Canada, founded in 1957, distributes both English and French language products used in more than 80% of Canadian schools. It also is Canada's leading operator of book clubs and book fairs and publishes original works for distribution in Canada.

Scholastic Australia, founded in 1968, is the country's leading publisher and distributor of children's educational materials in Australia. Its book clubs and book fairs reach 90% of the country's primary schools. Local imprints include Omnibus Books and Margaret Hamilton Books.

Scholastic New Zealand, founded in 1964, is the leading book distributor to schools and the largest children's book publisher in New Zealand. It publishes about 30 new titles each year and has won annual picture book and junior fiction awards, including the Aim Children's Book Awards and the New Zealand Library and Information Association Awards.

The Company also operates through subsidiaries in emerging marketplaces in Mexico, India and Hong Kong. These businesses distribute books in both English and local languages principally through school book fairs and school book clubs.

SEASONALITY
The Company's book clubs, book fairs and most of its magazines operate on a school-year basis, therefore, the Company's business is highly seasonal. As a consequence, the Company's revenues in the first and third quarters of the fiscal year are lower than its revenues in the other two fiscal quarters, and the Company experiences a substantial loss from operations in the first quarter. Typically, book club and book fair revenues are proportionately larger in the second quarter of the fiscal year, while revenues from the sale of instructional materials are larger in the first quarter. See Supplementary Financial Information in Item 8.

For the June through September time period, the Company experiences negative cash flow due to the seasonality of its business. Historically, as a result of the Company's business cycle, seasonal borrowings have increased during June, July and August and generally have peaked in September or October, and have been at the lowest point in May.

COMPETITION
The market for educational materials is highly competitive. Competition is based on the quality and range of educational materials made available, price, promotion and customer service. In the United States and Canada, competitors include one other national school book club operator and one other national school book fair operator as well as smaller regional operators, including local bookstores. Domestically and internationally, competitors include numerous other paperback book, textbook and supplementary text publishers, distributors and other resellers (including over the Internet) of children's books and other educational materials, national publishers of classroom and professional magazines with substantial circulation, numerous producers of television, video and filmed programming (many of which are substantially larger than the Company), publishers of

8|SCHOLASTIC CORPORATION
computer software and distributors of products and services on the Internet. Competition may increase further to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new educational materials that compete directly with the products distributed by the Company or develop or expand competitive channels for the sale of children's books or other educational materials.

EMPLOYEES
As of May 31, 1998, Scholastic employed approximately 4,500 persons in full-time jobs and 320 in hourly or part-time jobs in the United States and approximately 1,770 persons in its international subsidiaries. The number of part-time employees fluctuates during the year because the Company's business is closely correlated with the school year. The Company believes that its relations with employees are good.

COPYRIGHT AND TRADEMARKS
SCHOLASTIC is a registered trademark in the United States and in a number of countries where the Company conducts business. Scholastic Inc., the Company's principal U.S. operating subsidiary, has registered and/or has pending applications to register its trademarks in the United States for the names of each of its domestic book clubs, the titles of its magazines and the names of all of its core curriculum programs. The Company's international subsidiaries have also registered its trademarks in the name of the Scholastic Inc. for the names of their respective books clubs and magazines. Although individual book titles are not subject to trademark protection, Scholastic Inc. has registered and/or has pending applications to register its trademarks in the United States and in a number of countries for the names of certain series of books and consumer products, such as THE BABY-SITTERS CLUB, THE MAGIC SCHOOL BUS and ANIMORPHS.

All of the Company's publications, including books, magazines and software, are subject to copyright protection. The Company consistently registers its copyrights for its magazines and books in the name of the Company. The Company vigorously defends and asserts its trademarks and copyrights claims in courts and in trademark offices within and outside of the United States and, as necessary, outside counsel may be retained.


ITEM 2 - PROPERTIES

The Company maintains its world headquarters in various locations in New York City, New York, where it leases approximately 419,000 square feet of office space for executive offices and certain of its operating divisions in seven properties. The Company also owns or leases approximately 1.3 million square feet of office and warehouse space for its primary distribution center located in the Jefferson City, Missouri area.

The Company owns or leases approximately 1.5 million square feet of office and warehouse space in over seventy facilities around the United States for Scholastic Book Fairs.

The Company also owns or leases approximately 800,000 square feet of office and warehouse space in nineteen facilities in Canada, the United Kingdom, Australia, New Zealand and elsewhere around the world for its international businesses.

With respect to the Company's leased properties, no difficulties are anticipated in negotiating renewals as leases expire or in finding other satisfactory space, if current premises become unavailable. For further information concerning the Company's obligations under its leases, see Note 4 of the Notes to Consolidated Financial Statements. The Company considers its properties adequate for its present needs.


ITEM 3 - LEGAL PROCEEDINGS

Three purported class action complaints were filed in the United States District Court for the Southern District of New York against Scholastic Corporation and certain officers seeking, among other remedies, damages resulting from defendants' alleged violations of federal securities laws. The complaints have now been consolidated. The Consolidated Amended Class Action Complaint (the "Consolidated Complaint") was served and filed on August 13, 1997. The Consolidated Complaint is styled as a class action, IN RE SCHOLASTIC SECURITIES LITIGATION, 97 Civ. 2447 (JFK), on behalf of all persons who purchased Company common stock from December 10, 1996 through February 20, 1997. The Consolidated Complaint alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, resulting from purported materially false and misleading statements to the investing public concerning the financial condition of the Company. Specifically, the Consolidated Complaint alleges misstatements and omissions by the Company pertaining to adverse sales and returns of its popular GOOSEBUMPS(R) book series prior to the Company's interim earnings announcement on February 20, 1997. The litigation is still in the preliminary stages. The Company has filed a motion to dismiss the Consolidated Complaint and discovery has not yet begun. The Company believes that the suit is without merit and intends to vigorously defend against this action.


                                                       ANNUAL REPORT 1997/1998|9

Two subsidiaries of the Company are also defendants and counterclaim plaintiffs in litigation with Parachute Press, Inc. ("Parachute"), the licensor of certain publication and non-publication rights to the GOOSEBUMPS series. The action was commenced by Parachute following repeated notices from the Company to Parachute of material breaches by Parachute of the agreements under which such rights are licensed and the exercise by the Company of its contractual remedies under the agreements.

The action, Parachute Press, Inc. v. Scholastic Inc., Scholastic Productions, Inc. and Scholastic Entertainment, Inc. (97 Cir. 8510 (JFK), was commenced on November 14, 1997 in the United States District Court for the Southern District of New York. Parachute amended its complaint on December 9, 1997 and on April 1, 1998.

In its amended complaint, Parachute alleges that the exercise of such remedies was improper and seeks declaratory relief and unspecified damages for, among other claims, alleged breaches of contract, copyright infringement and acts of unfair competition. Damages sought by Parachute include the payment of a total of approximately $36.1 million of advances over the term of the contract, of which approximately $15.3 million had been paid at the time the litigation began.

The Company seeks declaratory relief and damages for, among other claims, breaches of contract and acts of unfair competition. Damages sought by the Company include repayment by Parachute of a portion of the $15.3 million advance already paid at the time the litigation began.

The litigation is still in the preliminary stages. The Company has filed a motion to dismiss and discovery has begun in the matter. The Company believes that Parachute's claims are without merit. The Company intends to vigorously defend the lawsuit and pursue its counterclaims. The Company does not believe that this dispute will have a material adverse effect on its financial condition.

A number of lawsuits and administrative proceedings which have arisen in the ordinary course of business are pending or threatened against the Company. The Company believes there are meritorious defenses to substantially all such claims. From time to time the Company is also involved in proceedings with states with respect to sales and use taxes, for which the Company believes it is adequately reserved.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Nasdaq National Market system under the symbol SCHL. The Class A Stock is convertible into Common Stock on a share-for-share basis. There is no active market for the Class A Stock. The table below sets forth, for the periods indicated, the quarterly and one year high and low selling prices on the Nasdaq National Market system for the Company's Common Stock.

----------------------------------------------------------------
YEARS ENDED MAY 31:
----------------------------------------------------------------
                          1998                      1997
                     HIGH         LOW          HIGH       LOW
----------------------------------------------------------------
First Quarter       36 3/8       29           70 1/4    59
Second Quarter      45 19/32     33 7/8       78 1/2    66 3/4
Third Quarter       42 1/2       28 7/8       74 1/2    32 3/4
Fourth Quarter      43 7/8       35 9/16      33 3/8    20 3/4
Year                45 19/32     28 7/8       78 1/2    20 3/4


The Company has not paid any dividends since its initial public offering in February 1992 and has no current plans to pay any dividends on its Common Stock and Class A Stock. In addition, certain of the Company's credit facilities restrict the amount of the payment of dividends. See Note 3 of the Notes to Consolidated Financial Statements.

The number of holders of record of Class A stock and Common Stock as of August 6, 1998 were three and approximately 7,000, respectively.


10|SCHOLASTIC CORPORATION

ITEM 6 - SELECTED FINANCIAL DATA

YEARS ENDED MAY 31,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------------------------------------------------------
                                                     1998            1997              1996              1995           1994
-------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA:
  Total revenues                                  $1,058.4          $966.3            $928.6           $749.9          $631.6
  Cost of goods sold                                 536.8           530.7             466.0            356.0           297.1
  Selling, general and administrative expenses       440.3           399.6             367.4            316.2           271.3
  Other operating costs
   Goodwill and trademark amortization
      and depreciation                                21.7            18.3              13.1             10.0             7.6
   Impairment of assets                               11.4             -                24.3              -               -

  Operating income                                    48.2            17.7              57.8             67.7            55.6
  Sale of the SOHO Group                              10.0             -                 -                -               -
  Interest expense, net                              (20.1)          (16.7)            (11.2)            (5.4)           (2.9)

  Net income                                          23.6             0.4              31.9             38.6            24.8

  Net income per share-basic                          $1.46           $0.02             $2.02            $2.48           $1.60
  Net income per share- diluted                       $1.45           $0.02             $1.97            $2.38           $1.53

  Weighted average shares outstanding-basic           16.2            16.0              15.8             15.6            15.5
  Weighted average shares outstanding-diluted         16.4            16.3              16.2             16.2            16.2

--------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (END OF YEAR):
  Working capital                                   $201.0          $215.7            $177.1           $136.8          $100.3
  Total assets                                       765.3           784.4             673.2            505.9           390.0
  Long-term debt                                     243.5           287.9             186.8             91.5            39.6
  Stockholders' equity                               318.1           297.5             288.6            250.2           205.8


Certain prior year information has been restated to conform with new accounting pronouncements.


                                                      ANNUAL REPORT 1997/1997|11

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain prior year comparisons have been restated to conform with the current year presentation. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes and Selected Financial Data.

FISCAL 1998 COMPARED TO FISCAL 1997
Revenues increased approximately 10% from $966.3 million in fiscal 1997 to $1,058.4 million in fiscal 1998.

Domestic book publishing revenues accounted for the majority of the Company's revenues in both fiscal 1998 and fiscal 1997. These revenues increased 13% from $645.9 million in fiscal 1997 to $728.5 million in fiscal 1998. Book club revenues inclusive of continuity programs accounted for approximately 42% of domestic book publishing sales. Book club revenues increased approximately 16% over fiscal 1997 reflecting improved order volume combined with increased revenue per order. Revenues from book fairs accounted for approximately 23% of domestic book publishing sales and generated sales growth approximating 15%, resulting from increases in both the number of fairs held and the average revenue generated per fair. Revenues related to sales of core and supplemental instructional materials to schools accounted for 17% of domestic book publishing revenues, increasing 43% over fiscal 1997 primarily due to the impact of strong second year sales of the Company's reading program SCHOLASTIC LITERACY PLACE(R). The Company's trade distribution channel accounted for approximately 12% of domestic book publishing sales. Net trade sales decreased approximately 15% due to a continued decline in the sales of the Goosebumps(R) series. Trade sales of properties other than Goosebumps increased approximately 24% over fiscal 1997.

In fiscal 1998, domestic magazine publishing revenue declined approximately 7% from $81.3 million to $75.2 million reflecting a decrease in revenues from the sale of the Company's Small Office Home Office Group ("SOHO Group"), effective January 1, 1998. Domestic magazine publishing revenues of properties other than the SOHO Group increased approximately 6% over fiscal 1997 and are comprised primarily of circulation and advertising revenues.

Domestic media, TV/movie production & licensing revenues declined slightly from $60.2 million in fiscal 1997 to $58.8 million in fiscal 1998. Increased software sales were offset by the impact of decreased licensing revenue related to Goosebumps products.

International revenues increased approximately 10% from $178.9 million in fiscal 1997 to $195.9 million in fiscal 1998. Revenues from the Company's United Kingdom operation improved approximately 33% reflecting the full year benefit of the fiscal 1997 acquisition of Red House Books, Ltd. along with continued strength in the trade distribution channel. Revenues in Australia, Canada and New Zealand were adversely impacted by weakness in their respective currencies relative to the U.S. dollar.

Cost of goods sold increased 1% from $530.7 million in fiscal 1997 to $536.8 in fiscal 1998. Cost of goods sold as a percentage of revenues decreased from 55% in fiscal 1997 to 51% in fiscal 1998. This decrease as a percentage of sales resulted primarily from changes in product mix, the benefit of incremental, high-margin SCHOLASTIC LITERACY PLACE sales, lower rate of returns in the Trade division and the impact of the Company's cost reduction program. The major components of cost of goods sold and their respective approximate percentages of total cost of goods sold in fiscal 1998 were as follows: printing and binding (36%), paper (14%), postage (11%), royalty expense (9%), prepublication costs (7%) and editorial expense (7%). These percentages were comparable with the prior fiscal year. The balance of cost of goods sold includes shipping and labor, reserves for obsolescence and other manufacturing costs.

Selling, general and administrative expenses increased by 10%, in line with the percentage increase in sales, from $399.6 million in fiscal 1997 to $440.3 million in fiscal 1998, due primarily to increases in marketing and promotion costs resulting from increased volume in book clubs and book fairs combined with increased information technology costs. Selling, general and administrative expenses as a percentage of revenue were approximately equal to the prior year at 41.6%. Cost reductions in core and supplemental were offset by increases in information technology and United Kingdom spending. Marketing and promotion costs, which include the costs of catalogs, direct mail, book club kits, book club bonus points and advertising, constituted approximately 56% and 57% of selling, general and administrative expenses in fiscal 1998 and fiscal 1997, respectively. The balance of selling, general and administrative expenses is comprised of facility-related costs, office equipment rentals, salary and related expenses and consulting fees.

Other operating costs increased from $18.3 million in fiscal 1997 to $33.1 million in fiscal 1998. In the third quarter of fiscal 1998, the Company incurred a non-cash charge related to the impairment of certain assets of $11.4 million. A significant portion of this charge was determined in accordance with Statement of Financial Accounting

12|SCHOLASTIC CORPORATION

Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

Operating income increased $30.5 million from $17.7 million in fiscal 1997 (1.8% of sales) to $48.2 million in fiscal 1998 (4.6% of sales). Excluding the $11.4 million non-cash charge referred to above, fiscal 1998 operating income was 5.6% of sales.

In fiscal 1998, the results include a pre-tax gain of approximately $10.0 million as a result of the January 1, 1998 sale of its SOHO Group, including HOME OFFICE COMPUTING(R) magazine, for approximately $19.2 million and the assumption of certain liabilities.

Net interest expense increased from $16.7 million in fiscal 1997 to $20.1 million in fiscal 1998. This increase was principally attributable to higher average debt levels in fiscal 1998, partially due to the January 1997 acquisition of Red House Books, Ltd. and a higher weighted-average interest rate due to the issuance of the Company's 7% Notes due 2003 in December 1996.

Earnings before provision for income taxes increased from $1.0 million in fiscal 1997 to $38.1 million in fiscal 1998.

Income tax expense increased from $0.6 million in fiscal 1997 to $14.5 million in fiscal 1998. In fiscal 1998 and 1997, the Company's effective tax rates were 38.0% and 64.6% of earnings before taxes, respectively. The decrease in the effective tax rate is due primarily to a lower relative state and local tax burden, which is computed on an unconsolidated basis.

Net income increased from $0.4 million in fiscal 1997 to $23.6 million in fiscal 1998. The basic and diluted net income per Class A and Common Share were $1.46 and $1.45, respectively, in fiscal 1998 and $0.02 for both basic and diluted in fiscal 1997.

FISCAL 1997 COMPARED TO FISCAL 1996
Revenues increased approximately 4% from $928.6 million in fiscal 1996 to $966.3 million in fiscal 1997.

Domestic book publishing revenues accounted for the majority of the Company's revenues in both fiscal 1997 and fiscal 1996. Domestic book publishing revenues decreased 2% from $657.5 million in fiscal 1996 to $645.9 million in fiscal 1997. Book clubs, including continuity programs, accounted for approximately 40% of domestic book publishing sales in fiscal 1997. Book club revenues in fiscal 1997 decreased approximately 4% in comparison to fiscal 1996. The decrease in book club revenues, due to lower orders and decreased revenue per order, was only partially offset by the January 1996 purchase of Trumpet Book Clubs, Inc. Book fairs accounted for approximately 23% of domestic book publishing sales and generated sales growth of 18%, as a result of an increased number of fairs held and an increase in the average revenue generated per fair. The Company's trade distribution channel accounted for 16% of domestic book publishing sales. Net trade sales decreased approximately $40 million or 30% due primarily to increases in the rate of returns and a decline in the sales of the Goosebumps(R) series, particularly beginning in January/February 1997. Also included in domestic book publishing revenues are sales of core and supplemental instructional materials to schools. Sales of core and supplemental instructional materials to schools accounted for approximately 13% of domestic book publishing revenues and were at approximately the same level as fiscal 1996 as first year sales of the Company's reading program SCHOLASTIC LITERACY PLACE(R) more than offset a decrease in sales of the SCHOLASTIC EARLY CHILDHOOD WORKSHOP(TM).

In fiscal 1997, domestic magazine publishing revenue remained at the same level as in the prior year at approximately $81.0 million. Domestic magazine publishing revenues are comprised primarily of advertising revenues and circulation revenues. The Company's SOHO group accounted for 27% of total domestic magazine publishing revenues in fiscal 1997.

Domestic media, TV/movie productions & licensing revenues increased from $39.8 million in fiscal 1996 to $60.2 million in fiscal 1997. This revenue growth was due largely to the increased licensing revenue from the sale of Goosebumps products.

International revenues grew by 19% from $149.7 million in fiscal 1996 to $178.9 million in fiscal 1997. The United Kingdom revenue significantly benefited from the March 1996 acquisition of School Book Fairs Ltd. and the 1997 acquisition of Red House Books, Ltd. The United Kingdom and Canada also had increases in trade sales.

Cost of goods sold increased 14% from $466.0 million in fiscal 1996 to $530.7 million in fiscal 1997. Cost of goods sold as a percentage of revenues increased from 50% in fiscal 1996 to 55% in fiscal 1997. This increase resulted from a planned increase in prepublication amortization, restructuring charges, increases in inventory reserves and the impact of increases in the trade returns reserves. The major components of cost of goods sold and their respective approximate percentages of total cost of goods sold in fiscal 1997 were as follows:

                                                      ANNUAL REPORT 1997/1998|13
printing and binding (35%), paper (13%), postage (11%), royalty expense (9%), editorial expense (8%), and prepublication costs (6%). The balance of cost of goods sold includes shipping and labor, delivery charges and other manufacturing costs. As a percentage of total cost of goods sold, printing and binding increased from 27% in fiscal 1996 due to product mix and the impact of increasing trade returns reserves, and paper costs decreased from 19% in fiscal 1996, due primarily to changes in product mix and decreases in paper prices.

Selling, general and administrative expenses increased by 9%, from $367.4 million in fiscal 1996 to $399.6 million in fiscal 1997, due primarily to increased salaries, marketing and promotion costs and the Company's restructuring charge. Selling, general and administrative expenses as a percentage of revenue remained at approximately 40%. Marketing and promotion costs, which include the costs of catalogs, direct mail, book club kits, book club bonus points and advertising, constituted approximately 57% of selling, general and administrative expenses in fiscal 1997, approximately the same as in fiscal 1996. The balance of selling, general and administrative expenses was comprised of facility-related costs, office equipment rentals, salary and salary related expenses and the majority of the Company's restructuring charge.

Other operating costs decreased from $37.4 million in fiscal 1996 to $18.3 million in fiscal 1997. In the fourth quarter of fiscal 1996, the Company incurred a non-cash charge related to the impairment of certain assets of $24.3 million. A significant portion of this charge was determined in connection with the Company's early adoption of Statement of Financial Accounting Standards No. 121, (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

Operating income decreased $40.1 million or 69% from $57.8 million in fiscal 1996 (6% of sales) to $17.7 million in fiscal 1997 (2% of sales).

Net interest expense increased from $11.2 million in fiscal 1996 to $16.7 million in fiscal 1997. This increase was principally attributable to higher debt levels incurred to fund working capital growth, mid-year fiscal 1996 acquisitions of approximately $19.0 million, acquisitions in fiscal 1997 totaling approximately $32.0 million and a higher interest rate in part resulting from the December 23, 1996 issuance of $125.0 million of 7% Notes due 2003.

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

Net income decreased from $31.9 million in fiscal 1996 to $0.4 million in fiscal 1997. The basic and diluted net income per Class A and Common Share was $0.02 in each case in fiscal 1997 and $2.02 and $1.97, respectively, in fiscal 1996.

SEASONALITY
The Company's book clubs, book fairs and most of its magazines operate on a school-year basis, therefore, the Company's business is highly seasonal. As a consequence, the Company's revenues in the first and third quarters of the fiscal year are lower than its revenues in the other two fiscal quarters, and the Company generally experiences a substantial loss from operations in the first quarter. Typically, book club and book fair revenues are proportionately larger in the second quarter of the fiscal year, while revenues from the sale of instructional materials are larger in the first quarter. See Supplementary Financial Information in Item 8.

For the June through September time period, the Company experiences negative cash flow due to the seasonality of its business. Historically, as a result of the Company's business cycle, seasonal borrowings have increased during June, July and August and generally have peaked in September or October, and have been at the lowest point in May.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents remained virtually unchanged for fiscal years 1998, 1997 and 1996. In fiscal 1998, the net cash provided by operating activities was used to pay down debt and to finance investing activities.

Net cash provided by operating activities in fiscal 1998 was $117.7 million, and was derived from the net income of the Company adjusted for the add-back of non-cash charges and the effect of changes in working capital requirements.

Cash outflows for investing activities were $79.2 million for fiscal 1998, primarily related to royalty advances, business and trademark acquisition-related payments, capital expenditures, and prepublication and production costs expenditures.

Payments for royalty advances totaled $29.3 million for fiscal 1998. Business and trademark acquisition-related payments

14|SHOLASTIC CORPORATION
were $6.0 million for the year, including the April 15, 1998 acquisition of The Electronic Bookshelf, Inc. The Company's capital expenditures totaled $20.3 million in fiscal 1998. Prepublication cost expenditures totaled $25.4 million, representing a decrease of $28.9 million from fiscal 1996, largely due to higher investments by the Company during fiscal 1996 in its core publishing and technology based activities, primarily in the development of SCHOLASTIC LITERACY Place(R). The Company does not expect significant increases in investing activities with the exception of prepublication costs, where it expects a significant prepublication spending increase during fiscal 1999 over fiscal 1998 largely due to the planned revision to SCHOLASTIC LITERACY PLACE.

The Company believes its existing cash position, combined with funds generated from operations and funds available under the its credit facilities, will be sufficient to finance its on-going working capital requirements for the next fiscal year.

FINANCING
The Company currently maintains two unsecured credit facilities which provide for aggregate borrowings of up to $170.0 million (with a right, in certain circumstances, to increase to $195.0 million), including the issuance of up to $10.0 million in letters of credit. The Company uses these facilities to fund seasonal cash flow needs and other working capital requirements. At May 31, 1998, the Company had $5.3 million in borrowings were outstanding under these facilities at a weighted average interest rate of 6.685%.

These two facilities expire May 31, 2000. The Company anticipates extending or replacing these facilities during fiscal 1999. The Company does not anticipate any difficulty in negotiating satisfactory credit arrangements.

In addition, unsecured lines of credit available to the Company's United Kingdom, Canadian and Australian operations totaled $38.3 million at May 31, 1998. These lines are used primarily to fund working capital needs. At May 31, 1998, $9.8 million in borrowings were outstanding under these lines at a weighted average interest rate of 6.06%.

ACQUISITIONS
In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such opportunities and prospects. Consistent with this strategy, the Company acquired The Electronic Bookshelf, Inc. and a number of small book fair operations during fiscal 1998 for an aggregate amount of approximately $6.0 million and, in June 1998 acquired certain assets of Pages Book Fairs, Inc. for approximately $10.5 million.

YEAR 2000 COMPUTER SYSTEM COMPLIANCE
Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000. The Company expects to incur internal staff costs, as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Costs for testing and conversion of system applications will be expensed as incurred and are estimated at $10.0 million to $12.0 million over the next two fiscal years, with costs of approximately $8.0 million estimated to be incurred for fiscal 1999. Such costs do not include normal system upgrades. To date, the Company has spent approximately $2.0 million. A comprehensive evaluation of the impact of the Year 2000 issue on both the Company's infrastructure and its interfaces with suppliers and customers is expected to be completed during fiscal 1999 including a contingency plan. The Company expects its remediation program to be completed by August 31, 1999. Based on current plans and efforts to date, the Company does not expect that the year 2000 issue will have a material adverse impact on its operations; however, there can be no assurance that all problems will be foreseen and corrected, or that no material disruption to the Company's business will occur.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), and SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 131 establishes standards for reporting financial and descriptive information for reportable segments on the same basis that is used internally for evaluating segment performance and the allocation of resources to segments. The Company is evaluating the effect, if any, of SFAS 131 on its operating segment reporting disclosure. SFAS 130 establishes standards for presenting non-stockholder related items that are excluded from net income and reported as components of stockholders' equity, such as foreign currency translation. These statements are effective for fiscal years beginning after December 15, 1997. The adoption of these statements will not have a material effect on the Company's results of operations or financial position.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND
FINANCIAL CONDITION
This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in

                                                      ANNUAL REPORT 1997/1998|15

Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including the following and other risks and factors identified from time to time in the Company's filings with the SEC:

o The Company's ability to produce successful educational, trade, entertainment and software products;

o  The Company's ability to maintain relationships with its creative talent;

o Changes in purchasing patterns in and the strength of educational, trade, entertainment and software markets;

o Competition from other educational and trade publishers and media and entertainment companies;

o Significant changes in the publishing industry, especially relating to the distribution and sale of books;

o  The Company's ability to manage seasonality;

o The effect on the Company of volatility in the price of paper and periodic increases in postage rates; and

o  The general risks attendant to the conduct of business in foreign countries;
   and

The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.


--------------------------------------------------------------------------------
                        (Space Intentionally Left Blank)


16|SHOLASTIC CORPORATION

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE:

                                                                         PAGE(S)
Consolidated Statement of Income for the three years
  ended May 31, 1998, 1997 and 1996                                         19

Consolidated Balance Sheet at May 31, 1998 and 1997                      20-21

Consolidated Statement of Changes in Stockholders'
  Equity for the three years ended May 31, 1998, 1997 and 1996              22

Consolidated Statement of Cash Flows for the three years
  ended May 31, 1998, 1997 and 1996                                         23

Notes to Consolidated Financial Statements                               24-32

Report of Independent Auditors                                              33

Supplementary Financial Information - Summary of Quarterly
  Results of Operations (unaudited)                                         34




The following consolidated financial statement schedule of the Company is included in Item 14(d):

                                                                           PAGE

Schedule II Valuation and Qualifying Accounts and Reserves                  44


All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.


                                                      ANNUAL REPORT 1997/1998|17

                         (PAGE INTENTIONALLY LEFT BLANK)

18|SCHOLASTIC CORPORATION

CONSOLIDATED STATEMENT OF INCOME
Years ended May 31,
(Amounts in millions except per share data)

------------------------------------------------------------------------------------------------------------------------------
                                                             1998                         1997                          1996
------------------------------------------------------------------------------------------------------------------------------
Revenues                                                   $1,058.4                      $966.3                        $928.6

Operating costs and expenses:
  Cost of goods sold                                          536.8                       530.7                         466.0
  Selling, general and administrative expenses                440.3                       399.6                         367.4
  Other operating costs:
   Depreciation                                                15.0                        12.8                          10.0
   Goodwill and trademark amortization                          6.7                         5.5                           3.1
   Impairment of assets                                        11.4                        --                            24.3
------------------------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                        1,010.2                       948.6                         870.8
------------------------------------------------------------------------------------------------------------------------------

Operating income                                               48.2                        17.7                          57.8
Sale of SOHO Group                                             10.0                        --                             --
Interest expense, net                                         (20.1)                      (16.7)                        (11.2)
------------------------------------------------------------------------------------------------------------------------------
Earnings before taxes                                          38.1                         1.0                          46.6

Provision for income taxes                                     14.5                         0.6                          14.7
------------------------------------------------------------------------------------------------------------------------------
Net income                                                $    23.6                      $  0.4                       $  31.9
==============================================================================================================================



Net income per Class A and Common Share:
  Basic                                                       $1.46                      $0.02                          $2.02
  Diluted                                                     $1.45                      $0.02                          $1.97


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES

                                                      ANNUAL REPORT 1997/1997|19

CONSOLIDATED BALANCE SHEET
Balances at May 31,
(Amounts in millions except share and per share data)

------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                               1998                                1997
------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:

  Cash and cash equivalents                                                         $  5.1                             $  4.9
  Accounts receivable (less allowance for doubtful accounts of $10.1 in              116.7                              100.5
   1998 and $7.8 in 1997)
  Inventories                                                                        199.3                              222.0
  Deferred taxes                                                                      41.8                               30.2
  Prepaid and other deferred expenses                                                 19.8                               38.7
------------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                              382.7                              396.3
------------------------------------------------------------------------------------------------------------------------------



PROPERTY, PLANT AND EQUIPMENT:

  Land                                                                                 6.4                                6.5
  Buildings                                                                           41.1                               41.0
  Furniture, fixtures and equipment                                                   79.8                               68.4
  Leasehold improvements                                                              63.8                               61.3
------------------------------------------------------------------------------------------------------------------------------
                                                                                     191.1                              177.2
  Less accumulated depreciation and amortization                                     (54.3)                             (43.2)
------------------------------------------------------------------------------------------------------------------------------
   Net property, plant and equipment                                                 136.8                              134.0




OTHER ASSETS AND DEFERRED CHARGES:

  Prepublication costs                                                                86.3                              102.1
  Goodwill and trademarks                                                             66.7                               67.8
  Royalty advances                                                                    45.1                               43.4
  Other                                                                               47.7                               40.8
------------------------------------------------------------------------------------------------------------------------------
   Total other assets and deferred charges                                           245.8                              254.1
------------------------------------------------------------------------------------------------------------------------------

      Total assets                                                                  $765.3                             $784.4
==============================================================================================================================


20|SCHOLASTIC CORPORATION


------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                  1998                               1997
------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:

  Lines of credit                                                                  $   9.8                           $    5.0
  Current portion of long-term debt                                                    0.3                                0.3
  Accounts payable                                                                    76.9                               74.2
  Accrued royalties                                                                   19.4                               12.2
  Deferred revenue                                                                    10.5                                9.0
  Other accrued expenses                                                              64.8                               79.9
------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                         181.7                              180.6

NONCURRENT LIABILITIES:

  Long-term debt                                                                     243.5                              287.9
  Other noncurrent liabilities                                                        22.0                               18.4
------------------------------------------------------------------------------------------------------------------------------
   Total noncurrent liabilities                                                      265.5                              306.3

COMMITMENTS AND CONTINGENCIES                                                          -                                  -

STOCKHOLDERS' EQUITY:

  Preferred Stock, $1.00 par value
   Authorized-1,000,000 shares; Issued-None                                            -                                  -
  Class A Stock, $.01 par value
   Authorized-2,500,000 shares; Issued-828,100 shares                                  0.0                                0.0
  Common Stock, $.01 par value
   Authorized-25,000,000 shares
   Issued-16,741,190 shares (16,671,690 shares at 5/31/97)                             0.2                                0.2
  Additional paid-in capital                                                         205.1                              203.8
  Foreign currency translation adjustment                                             (5.0)                              (0.7)
  Accumulated earnings                                                               154.6                              131.0
  Less 1,301,658 shares of Common Stock in treasury, at cost                         (36.8)                             (36.8)
------------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                        318.1                              297.5

      Total liabilities and stockholders' equity                                    $765.3                             $784.4
==============================================================================================================================



--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES


                                                      ANNUAL REPORT 1997/1998|21

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED MAY 31, 1998, 1997 AND 1996
(AMOUNTS IN MILLIONS)

------------------------------------------------------------------------------------------------------------------------------------
                           CLASS A          COMMON      ADDITIONAL      CURRENCY      ACCUMULATED       TREASURY          TOTAL
                            STOCK           STOCK        PAID-IN       TRANSLATION      EARNINGS          STOCK        STOCKHOLDERS'
                                                         CAPITAL       ADJUSTMENT                                         EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 1, 1995      $0.0            $0.2         $189.6          $(1.5)         $ 98.7           $(36.8)        $250.2
Net income                                                                                 31.9                            31.9
Translation adjustment                                                      1.3                                             1.3
Stock options exercised                       0.0            2.1                                                            2.1
Tax benefit realized from
  stock option transactions                                  3.0                                                            3.0
Stock granted                                                0.1                                                            0.1
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MAY 31, 1996       0.0             0.2          194.8           (0.2)          130.6            (36.8)         288.6
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                  0.4                             0.4
Translation adjustment                                                     (0.5)                                           (0.5)
Stock options exercised                       0.0            4.7                                                            4.7
Tax benefit realized from
  stock option transactions                                  4.2                                                            4.2
Stock granted                                                0.1                                                            0.1
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MAY 31, 1997       0.0             0.2          203.8           (0.7)          131.0            (36.8)         297.5
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                 23.6                            23.6
Translation adjustment                                                     (4.3)                                           (4.3)
Stock options exercised                       0.0            0.7                                                            0.7
Tax benefit realized from
  stock option transactions                                  0.6                                                            0.6
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MAY 31, 1998      $0.0            $0.2         $205.1          $(5.0)         $154.6           $(36.8)        $318.1
====================================================================================================================================


22|SCHOLASTIC CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED MAY 31,
(AMOUNTS IN MILLIONS)

------------------------------------------------------------------------------------------------------------------------------
                                                                                     1998              1997             1996
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                                           $23.6              $0.4            $31.9
Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization and depreciation                                                      64.9              58.4             42.5
   Royalty advances expensed                                                          16.0              15.2             13.5
   Provision for losses on accounts receivable                                        14.6              11.7              9.6
   Deferred income taxes                                                              (8.4)             (7.0)            (4.7)
   Impairment of assets                                                               11.4               -               24.3
   Gain on the sale of the SOHO Group                                                (10.0)              -                -
   Changes in assets and liabilities net of effects from acquisitions and dispositions:
     Accounts receivable                                                             (38.9)              7.6            (49.2)
     Inventory                                                                        14.8             (29.3)           (31.6)
     Prepaid expenses                                                                 17.6             (19.8)             1.5
     Accounts payable and other accrued expenses                                      (0.5)             17.3              3.8
     Accrued royalties                                                                 9.3              (6.9)             5.5
     Deferred revenues                                                                 3.1              (0.2)            (2.7)
   Other, net                                                                          0.2              (0.7)             8.3
------------------------------------------------------------------------------------------------------------------------------
   Total adjustments                                                                  94.1              46.3             20.8
------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                         117.7              46.7             52.7
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Proceeds received from the sale of the SOHO Group                                  19.2               -                -
   Royalty advances                                                                  (29.3)            (33.2)           (20.1)
   Business and trademark acquisition-related payments                                (6.0)            (32.1)           (32.1)
   Additions to property, plant and equipment                                        (20.3)            (29.5)           (30.4)
   Prepublication costs                                                              (25.4)            (26.9)           (54.3)
   Production costs                                                                  (13.0)            (12.5)           (16.9)
   Other                                                                              (4.4)             (3.3)            (2.7)
------------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                             (79.2)           (137.5)          (156.5)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
   Borrowings under loan agreement and revolver                                      243.9             301.5            209.6
   Repayments of loan agreement and revolver                                        (288.3)           (326.2)          (224.2)
   Proceeds from issuance of 7% Notes due 2003                                         -               123.9              -
   Proceeds from issuance of convertible debt                                          -                 -              107.3
   Borrowings under lines of credit                                                   68.6              39.3             53.9
   Repayments of lines of credit                                                     (63.6)            (55.6)           (46.7)
   Proceeds from exercise of stock options                                             0.7               4.7              2.1
   Tax benefit realized from stock option transactions                                 0.6               4.2              3.0
   Other                                                                              (0.3)             (0.4)            (0.8)
------------------------------------------------------------------------------------------------------------------------------
     Net cash (used in)  provided by financing activities                            (38.4)             91.4            104.2
  Effect of exchange rate changes on cash                                              0.1               0.0              0.2
------------------------------------------------------------------------------------------------------------------------------
  Net increase in cash and cash equivalents                                            0.2               0.6              0.6
  Cash and cash equivalents at beginning of year                                       4.9               4.3              3.7
------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                                            $5.1              $4.9             $4.3
==============================================================================================================================
SUPPLEMENTAL INFORMATION:
  Income taxes paid                                                                  $17.1             $24.7            $22.3
  Interest paid                                                                       21.5              13.1              9.8

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES


                                                      ANNUAL REPORT 1997/1998|23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN MILLIONS EXCEPT SHARE DATA)


1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NATURE OF OPERATIONS
The Company has operations in the United States, the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong and India and distributes its materials through a variety of channels, including book clubs, book fairs and trade. The Company is engaged in one segment of business - the production, publication and sale of educational materials.

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

Royalty advances are expensed as related revenues are earned or when future recovery appears doubtful.

Goodwill and trademarks acquired by the Company are being amortized on the straight-line basis over the estimated future periods to be benefited, not exceeding 40 years.

The Company regularly evaluates the remaining lives and recoverability of the above costs.

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

REVENUE RECOGNITION
Sales of books are recognized upon the shipment of product and revenues from media/television productions and licensing upon achievement of contractual milestones entitling the Company to payment. Sales made on a returnable basis are recorded net of provisions for estimated returns and allowances. A reserve for estimated book returns is established at the time of sale. Actual returns are charged against the reserve as received.

Revenues from magazine subscriptions are deferred at the time of sale. As magazines are delivered to subscribers, proportionate amounts of revenue are recognized.

STOCK-BASED COMPENSATION
The Company has elected to follow Accounting Principles Board Opinion No. 25, (APB No. 25) "Accounting for Stock Issued to Employees" in accounting for its employee stock options. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant. Such expense is recognized ratably over the vesting period.

EARNINGS PER SHARE
Earnings per share are based on the combined weighted average number of Class A and Common Shares outstanding using the treasury stock method, in accordance with the Statement of Financial Accounting Standards No. 128

ANNUAL REPORT 1997/1998|24

(SFAS 128), "Earnings per Share." Potentially dilutive securities are excluded from the computation of diluted earnings per share for the periods in which they have an anti-dilutive effect.

RECENT ACCOUNTING PRINCIPLES
Effective February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Earnings per share amounts for all periods have been restated to conform with SFAS 128. The calculations of basic and diluted earnings per share are presented in Note 8.

In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". This statement establishes the standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company is required to adopt the provisions of SFAS 130 for the first quarter of fiscal 1999.

In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." This statement requires that public business enterprises report certain information about operating segments in financial statements of the enterprise issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is required to adopt the provisions of SFAS 131 for the fiscal year ended May 31, 1999 and is currently assessing the impact of the disclosure.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employer's Disclosures about Pensions and Other Post-Retirement Benefits." This statement revises employer's disclosures about pension and other post-retirement benefit plans. It standardizes the disclosure requirements for pensions and other post-retirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures required under prior standards. The Company is required to adopt the provisions of SFAS 132 for the fiscal year ended May 31, 1999.


2 - INTERNATIONAL AND DOMESTIC OPERATIONS

The following table summarizes certain information regarding the Company's domestic and international operations for the fiscal years ended May 31,

-------------------------------------------------------------------
                             INTERNATIONAL OPERATIONS
                             ------------------------

                    DOMESTIC      UNITED         OTHER
                   OPERATIONS     KINGDOM    INTERNATIONAL  CONSOLIDATED
1998
--------------------------------------------------------------------------------
  Revenues            $862.5       $90.9        $105.0       $1,058.4
  Operating income      42.5         5.2           0.5           48.2
  Identifiable assets  633.2        76.8          55.3          765.3

1997
--------------------------------------------------------------------------------
  Revenues            $787.4       $68.3        $110.6         $966.3
  Operating income       9.4         4.5           3.8           17.7
  Identifiable assets  653.4        74.3          56.7          784.4

1996
--------------------------------------------------------------------------------
  Revenues            $778.9       $45.6        $104.1         $928.6
  Operating income      48.9         3.3           5.6           57.8
  Identifiable assets  566.0        46.3          60.9          673.2


International operations consist of the Company's book publishing and distribution operations in the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong and India. As of May 31, 1998, 1997 and 1996, equity in the wholly-owned subsidiaries in these countries was $39.5, $48.2 and $40.8, respectively.




                                                      ANNUAL REPORT 1997/1998|25

3 - DEBT

Long-term debt consisted of the following at May 31,

---------------------------------------------------------------------------------------------------------------------------
                                                            1998                                           1997
---------------------------------------------------------------------------------------------------------------------------
                                                 CARRYING               *FAIR                 CARRYING               *FAIR
                                                   VALUE                VALUE                   VALUE                VALUE
---------------------------------------------------------------------------------------------------------------------------

Loan agreement and revolver                       $   5.3            $   5.3                 $  49.5                $  49.5
7% Notes due 2003, net of discount                  124.8              127.3                   124.7                  122.0
Convertible subordinated debentures                 110.0              101.4                   110.0                   89.4
Other debt                                            3.7                3.7                     4.0                    4.0
---------------------------------------------------------------------------------------------------------------------------
   Total debt                                       243.8              237.7                   288.2                  264.9
Less current portion                                 (0.3)              (0.3)                   (0.3)                  (0.3)
---------------------------------------------------------------------------------------------------------------------------
   Total long-term debt                           $ 243.5            $ 237.4                 $ 287.9                $ 264.6
===========================================================================================================================

* FAIR VALUES ARE ESTIMATED BASED UPON MARKET QUOTES.


--------------------------------------------------------------------------------



LOAN AGREEMENT
The Company and Scholastic Inc. are joint and several borrowers under a Loan Agreement (the "Loan Agreement") with certain banks which provides for revolving credit loans and letters of credit. On April 11, 1995, the Company amended and restated the Loan Agreement, extending the expiration date to May 31, 2000 and expanding the facility to $135.0, with a right, in certain circumstances, to increase it to $160.0. The Loan Agreement was last amended on November 28, 1997. Interest charged under this facility is either at the prime rate or .325% to
 .90% over LIBOR (as defined). There is a commitment fee charged which ranges from .10% to .3625% on the unused portion. The amounts charged vary based upon certain financial measurements. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions.

REVOLVER
On June 19, 1995, the Company and Scholastic Inc., (the "Borrowers") entered into a Revolving Loan Agreement (the "Revolver") with Sun Bank, N. A., which provides for revolving credit loans and expires on May 31, 2000. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. On August 14, 1996, the Revolver was amended to increase the aggregate principal amount to $35.0 and was last amended on November 28, 1997.

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

OTHER - SHORT TERM LINES OF CREDIT
The Company's international subsidiaries had lines of credit available of $38.3 at May 31, 1998. There were $9.8 and $5.0 outstanding under these credit lines at May 31, 1998 and 1997, respectively. The weighted average interest rates on the outstanding amounts were 6.06% and 6.25% at May 31, 1998 and 1997, respectively.

26|SCHOLASTIC CORPORATION

4 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS
The Company leases warehouse space, office space and equipment under various operating leases. Certain of these leases provide for rent increases based on price-level factors. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases. The Company has no significant capitalized leases. Total rent expense relating to the Company's operating leases was $26.2, $24.4 and $20.5 for the fiscal years ended May 31, 1998, 1997 and 1996, respectively. These rentals include payments under the terms of the escalation provisions and are net of sublease income.

The aggregate minimum future annual rental commitments at May 31, 1998, under all non-cancelable operating leases, totaling $150.4, are as follows: 1999 - $27.2; 2000 - $21.7; 2001 - $17.2; 2002 - $13.6; 2003 - $10.8; later years -
$59.9.

The Company is negotiating an expansion of its corporate headquarters with its current landlord which would result in higher lease obligations.

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

Two subsidiaries of the Company are also defendants and counterclaim plaintiffs in litigation with Parachute Press, Inc. ("Parachute"), the licensor of certain publication and non-publication rights to the GOOSEBUMPS(R) series. The action was commenced by Parachute following repeated notices from the Company to Parachute of material breaches by Parachute of the agreements under which such rights are licensed and the exercise by the Company of its contractual remedies under the agreements.

Parachute alleges that the exercise of such remedies was improper and seeks declaratory relief and unspecified damages for, among other claims, alleged breaches of contract, copyright infringement and acts of unfair competition. Damages sought by Parachute include the payment of a total of approximately $36.1 of advances over the term of the contract, of which approximately $15.3 had been paid at the time the litigation began.

The Company seeks declaratory relief and damages for, among other claims, breaches of contract and acts of unfair competition. Damages sought by the Company include repayment by Parachute of a portion of the $15.3 advance already paid at the time the litigation began.

The litigation is still in the preliminary stages. The Company has filed a motion to dismiss and discovery has begun in the matter. The Company believes that Parachute's claims are without merit. The Company intends to vigorously defend the lawsuit and pursue its counterclaims. The Company does not believe that this dispute will have a material adverse effect on its financial condition.

The Company is also engaged in various legal proceedings incident to its normal business activities. In the opinion of the Company, none of such proceedings is material to the consolidated financial position of the Company.


5 - INCOME TAX EXPENSE

Consolidated income before taxes for the fiscal years ended may 31:

-----------------------------------------------------------------
                                1998         1997       1996
-----------------------------------------------------------------
Domestic                        $36.6       ($3.3)      $40.6
International wholly-owned
  subsidiaries                    1.5         4.3         6.0
-----------------------------------------------------------------
Consolidated income             $38.1      $  1.0       $46.6
=================================================================

Income tax expense (benefit) for the fiscal years ended May 31:

-----------------------------------------------------------------
                                1998         1997       1996
-----------------------------------------------------------------
FEDERAL

Current                         $18.4      $  1.9       $15.1
Deferred                         (8.6)       (7.6)       (5.3)
-----------------------------------------------------------------
                               $  9.8       ($5.7)     $  9.8
=================================================================
STATE AND LOCAL

Current                        $  3.0       $ 2.9      $  1.7
Deferred                          0.1         0.6        (0.1)
-----------------------------------------------------------------
                               $  3.1      $  3.5      $  1.6
=================================================================
INTERNATIONAL

Current                        $  1.5      $  2.8      $  2.6
Deferred                          0.1         0.0         0.7
-----------------------------------------------------------------
                               $  1.6      $  2.8      $  3.3
=================================================================
TOTAL

Current                         $22.9       $ 7.6       $19.4
Deferred                         (8.4)       (7.0)       (4.7)
-----------------------------------------------------------------
                                $14.5      $  0.6       $14.7
=================================================================


                                                      ANNUAL REPORT 1997/1998|27

The provisions for income taxes attributable to continuing operations differ from the amount of tax determined by applying the federal statutory rate as follows:

-----------------------------------------------------------------
                                     1998        1997       1996
-----------------------------------------------------------------
Computed federal
  statutory provision               $13.3        $0.4       $16.3
State income tax provision net
  of federal income tax benefit       2.0         2.2         1.0
Difference in effective tax rates on
  earnings of foreign subsidiaries   (0.9)       (0.2)       (0.8)
Charitable contributions              0.0        (1.8)       (2.0)
Other - net                           0.1         0.0         0.2
-----------------------------------------------------------------
Total provision for income taxes    $14.5       $ 0.6       $14.7
=================================================================

Effective tax rates                  38.0%       64.6%       31.6%
=================================================================

The undistributed earnings of foreign subsidiaries at May 31, 1998 are $29.9. Any remittance of foreign earnings would not result in significant additional tax.

At May 31, 1998, the Company has a charitable deduction carry forward of $7.1 which expires in the fiscal year ending May 31, 2002.

Deferred income taxes reflect tax carry forwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes as determined under enacted tax laws and rates. The tax effects of these items that give rise to deferred tax assets and liabilities at May 31 for the indicated fiscal years are as follows:

-------------------------------------------------------------------
                                            1998        1997
-------------------------------------------------------------------
DEFERRED TAX ASSETS:
  Tax uniform capitalization                $16.8       $ 2.7
  Inventory accounting                       11.4         9.9
  Other accounting reserves                   7.3         7.6
  Tax carryforwards                           2.5         6.0
  Post-retirement, post-employment
   and pension obligations                    6.3         5.6
  Theatrical motion picture accounting        2.4         2.6
  Other - net                                 --          1.5
-------------------------------------------------------------------
   Total deferred tax assets                 46.7        35.9
-------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
  Depreciation                                2.8         2.3
  Other - net                                 0.7         --
-------------------------------------------------------------------
   Total deferred tax liabilities             3.5         2.3
-------------------------------------------------------------------
   Net deferred tax assets                  $43.2       $33.6
===================================================================

6 - CAPITAL STOCK AND STOCK OPTIONS

AUTHORIZED SHARES.

The Company has authorized capital stock of 25,000,000 shares of Common Stock, $.01 par value (the "Common Stock"), 2,500,000 shares of Class A Stock, $.01 par value (the "Class A Stock"), and 1,000,000 shares of Preferred Stock, $1.00 par value (the "Preferred Stock"). At May 31, 1998, 15,439,532 shares of Common Stock, 828,100 shares of Class A Stock and no shares of the Preferred Stock were issued and outstanding and 1,301,658 shares of common stock were designated as treasury stock. At May 31, 1998, the Company had reserved 2,631,159 shares of Common Stock for issuance under its stock option plans, 828,100 shares were reserved for issuance upon conversion of the Class A Stock, and 1,431,174 shares were reserved for issuance upon conversion of the Convertible Debentures.

The only voting rights vested in the holders of Common Stock, except as required by law or may be established by the Board of Directors in favor of any series of Preferred Stock which may be issued, are the election of such number of directors as shall equal at least one-fifth of the members of the Board of Directors. The holders of Class A Stock are entitled to elect all other directors and to vote on all other matters. Holders of Class A Stock and Common Stock are entitled to one vote per share on matters on which they are entitled to vote. The holders of Class A Stock have the right, at their option, to convert shares of Class A Stock into shares of Common Stock on a share-for-share basis.

With the exception of voting rights and conversion rights, and as to the rights of holders of Preferred Stock if issued, the Class A Stock and the Common Stock are equal in rank and are entitled to dividends and distributions, when and if, declared by the Board of Directors. The Company has not paid any dividends since its public offering in 1992 and has no current plans to pay any dividends on its Common Stock or Class A Stock.

PREFERRED STOCK.
The Company's authorized Preferred Stock may be issued in one or more series with full or limited voting rights, with the rights of each series to be determined by the Board of Directors before each issuance. No shares of Preferred Stock have been issued.

STOCK OPTIONS
On September 21, 1995, the Company adopted the 1995 Stock Option Plan (the "Stock Option Plan"), which provides for the

28|SCHOLASTIC CORPORATION
grant of nonqualified stock options and incentive stock options. Two million shares of Common Stock were reserved for issuance upon the exercise of options granted under this plan. The 1995 Plan supplemented the 1992 Stock Option Plan (the "1992 Plan"). At May 31, 1998, options on 227,885 shares of Common Stock remained available for additional awards under the 1995 Plan and no options were available for grant under the 1992 Plan. At the 1998 Annual Meeting of Stockholders, the Company will seek the approval of the Class A stockholders to increase the number of Common Stock shares available for issuance under the 1995 Plan by 1,500,000.

On December 14, 1993, the Company adopted the Non-Employee Director Stock-For-Retainer Plan (the "Stock-For-Retainer Plan"). During the years ended May 31, 1997 and 1996, the Company issued 1,683 and 1,474 shares of Common Stock at per share prices of $65.50 and $74.88, respectively, pursuant to the Stock-For-Retainer Plan. No shares of Common Stock were issued during the year ended May 31, 1998 pursuant to the Stock-For-Retainer Plan. The Stock-For-Retainer Plan was terminated on September 16, 1997 and the Company adopted a Non-Employee Director Stock Option Plan (the "1997 Directors' Plan") on September 16, 1997. The 1997 Directors' Plan provides for the automatic annual grant of options to purchase shares of the Company's Common Stock to non-employee directors of the Company. 180,000 shares of Common Stock have been reserved for issuance upon the exercise of options to be granted under the 1997 Directors' Plan. At May 31, 1998, there were 147,000 options available for grant under the 1997 Directors' Plan.

Generally, options granted under the various plans may not be exercised for a minimum of one year after grant and expire ten years and one day after grant.



--------------------------------------------------------------------------------


Activity under the various stock option plans for the indicated fiscal years ended May 31 was as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                        1998                                1997                                1996
                          ---------------------------------    ---------------------------------   ----------------------------
                                          WEIGHTED-AVERAGE                     WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                              OPTIONS      EXERCISE PRICE       OPTIONS         EXERCISE PRICE      OPTIONS     EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------------------
Outstanding-
  beginning of year          900,850              $41.94      1,075,400              $29.32        953,729              $17.88
Granted                    1,870,560               35.43        218,500               64.23        288,750               57.70
Exercised                    (69,500)               9.93       (338,175)              13.88       (165,579)              12.87
Cancelled                    (84,251)              44.12        (54,875)              56.30         (1,500)              34.50
-------------------------------------------------------------------------------------------------------------------------------
Outstanding-
  end of year              2,617,659              $38.42        900,850              $41.94      1,075,400              $29.32
===============================================================================================================================
Exercisable -
  end of year                539,651              $36.49        436,363              $25.33        643,250              $14.50

At May 31, 1998, for each of the following classes of options as determined by range of exercise price, the information regarding such weighted-average exercise prices and weighted-average remaining contractual lives of each said class is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                            OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
                     -----------------------------------------------------------------     -----------------------------------------
                                                                     WEIGHTED-AVERAGE
                                              WEIGHTED-AVERAGE           REMAINING                                 WEIGHTED-AVERAGE
OPTIONS PRICE RANGE        NUMBER              EXERCISE PRICE        CONTRACTED LIFE         NUMBER EXERCISABLE     EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------------------------
$ 9.03 - $14.78            152,000                $ 9.48                2.0 years                 152,000               $ 9.48
 27.75 -  39.94          2,005,209                 35.87                9.0 years                 173,200                34.68
  6.69 -  68.81            459,950                 59.20                7.2 years                 213,951                57.37


                                                      ANNUAL REPORT 1997/1998|29

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

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

--------------------------------------------------------------------------------
                                    1998            1997             1996
--------------------------------------------------------------------------------
Net income - as reported           $23.6          $  0.4            $31.9
Net income (loss) - pro forma      $14.5          $ (0.8)           $31.1

Diluted earnings per share -
  as reported                      $1.45          $ 0.02            $1.97
Diluted earnings (loss)
  per share- pro forma             $0.89          $(0.05)           $1.88


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

--------------------------------------------------------------------------------
                                   1998             1997             1996
--------------------------------------------------------------------------------
Expected dividend yield            0.00%            0.00%            0.00%
Expected stock price
  volatility                       0.346            0.184            0.195
Risk-free interest rate            6.02%            6.63%            6.53%
Expected life                      5 years          5 years          5 years

The weighted average fair value of options granted during 1998, 1997 and 1996 were $14.64, $20.39 and $18.54 per share, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the options' vesting period. The pro forma information above is not likely to be representative of the effects on reported net income for future years as options are generally granted each year and vest over several years and only include grants subsequent to June 1, 1995.


7 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan (the "US Pension Plan") which covers the majority of the U.S. employees who meet certain eligibility requirements. Benefits are based on years of service and on career average compensation. The US Pension Plan is funded by contributions from participants and the Company. It is the Company's policy to fund the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended.

The international subsidiary in the United Kingdom has a defined benefit pension plan (the "UK Pension Plan") covering those employees meeting minimum length of service requirements. Benefits are based on years of service and on a percentage of compensation near retirement. The UK Pension Plan is funded by contributions from the subsidiary and its employees.

Total defined benefit pension plan costs under the US and UK pension plans for the indicated fiscal years ended May 31 are summarized as follows:

--------------------------------------------------------------------------------
                                   1998             1997             1996
--------------------------------------------------------------------------------
Service cost                      $ 2.0            $ 1.6            $ 1.4
Interest cost                       1.7              1.5              1.2
Actual return on
  plan assets                      (3.0)            (3.2)            (2.2)
Net amortization                    1.2              2.0              1.2
--------------------------------------------------------------------------------
  Total pension cost              $ 1.9            $ 1.9            $ 1.6
================================================================================


30|SCHOLASTIC CORPORATION

The funded status of the pension plans at May 31:

---------------------------------------------------------------------------------------------------------------------------
                                                                            ACCUMULATED                  PLAN ASSETS EXCEED
                                                                             BENEFITS                        ACCUMULATED
                                                                        EXCEED PLAN ASSETS                    BENEFITS
                                                                   ------------------------------        ------------------
                                                                   1998                      1997               1997
---------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Vested benefits                                                  $22.4                  $15.3               $ 2.2
   Non-vested benefits                                                1.1                    0.6                  --
---------------------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation                                       23.5                   15.9                 2.2
   Effect of projected future salary increases                        3.4                    2.2                 0.6
---------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                         26.9                   18.1                 2.8
Plan assets at fair value                                            24.1                   17.7                 2.9
---------------------------------------------------------------------------------------------------------------------------
   Plan assets less than (greater than) projected benefit obligation  2.8                    0.4                (0.1)
   Unrecognized net gain                                              0.7                    3.0                 0.2
   Unrecognized net transition asset (obligation)                    (0.8)                  (1.2)                0.2
   Unrecognized prior service cost                                   (0.8)                  (0.9)               (0.3)
---------------------------------------------------------------------------------------------------------------------------
Accrued pension cost included in financial statements               $ 1.9                  $ 1.3               $  --
===========================================================================================================================

Assumed rates:
   Discount rate                                                      7.0%                   8.0%                    9.0%
   Compensation increase factor                                       5.0%                   5.0%                    7.0%

---------------------------------------------------------------------------------------------------------------------------

Plan assets consist primarily of stocks, bonds, money market funds and U.S. government obligations. The assumed weighted-average long-term rate of return on plan assets for plans with accumulated benefits obligations that exceed their assets was 9.3% for fiscal 1998 and 9.5% for fiscal 1997 and 1996. Fiscal 1997 included plans with assets in excess of their accumulated benefit obligations, the weighted average long-term rate of return was 9.0%.

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. A majority of the Company's domestic employees may become eligible for these benefits if they reach normal retirement age while working for the Company.

The components of the net periodic post-retirement benefit costs for the indicated fiscal years ended May 31 are as follows:

--------------------------------------------------------------------------------
                                       1998         1997          1996
--------------------------------------------------------------------------------
Service cost                          $ 0.4        $ 0.3          $ 0.5
Interest cost on accumulated
  benefit obligation                    0.8          0.8            0.8
--------------------------------------------------------------------------------
Net periodic post-retirement
  benefit cost                        $ 1.2        $ 1.1          $ 1.3
================================================================================


The components of the accumulated post-retirement benefit obligation included in other non-current liabilities at May 31 are as follows:

--------------------------------------------------------------------------------
                                            1998            1997
--------------------------------------------------------------------------------
Retirees                                    $ 6.4          $  6.9
Fully eligible active
  plan participants                           1.4             1.6
Other active plan participants                3.2             2.9
--------------------------------------------------------------------------------
Accumulated post-retirement
  benefit obligation                         11.0            11.4
Unrecognized net
  actuarial gain                              3.1             2.0
--------------------------------------------------------------------------------
Accrued post-retirement
  benefit obligation                        $14.1           $13.4
================================================================================

The accumulated post-retirement benefit obligation was determined using a discount rate of 7.0%. Service cost and interest components were determined using a discount rate of 8.0%. The health care cost trend rate assumed was 10.0% with an annual decline of 1.0% until the rate reaches 5.0% in the year 2003. An increase of 1.0% in the health care cost trend rate would result in increases of approximately $1.4 in the accumulated benefit obligation and $0.2 in the annual net periodic post-retirement benefit cost.



                                                      ANNUAL REPORT 1997/1998|31

The Company also provides other benefit plans including the 401(k) plan. The expense related to which is not significant to the Company's financial statements.


8 - EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

--------------------------------------------------------------------------------
                                         1998         1997         1996
--------------------------------------------------------------------------------
                      CLASS A AND COMMON SHARES IN MILLIONS
Net Income                              $23.6        $0.4         $31.9
Weighted average Class A and
  Common Shares outstanding
  for basic earnings per share           16.2        16.0          15.8
  Dilutive effect of employee
   stock options                          0.2         0.3           0.4
--------------------------------------------------------------------------------
Adjusted weighted average Class A
  and Common Shares for diluted
  earnings per share outstanding         16.4        16.3          16.2
================================================================================
Net Income per Class A and
  Common Shares
   Basic                                $1.46       $0.02         $2.02
   Diluted                              $1.45       $0.02         $1.97


In 1998, 1997 and 1996, the effect of the 5.0% Convertible Subordinated Debentures of 1.5, 1.5 and 1.1 million shares respectively on the adjusted weighted average Class A and Common shares for diluted earnings per share is anti-dilutive and is not included in the calculation.


9 - RESTRUCTURING COSTS

The Company established certain restructuring reserves in fiscal 1997, resulting in a pretax charge of approximately $5.0. This charge consisted primarily of employee severance and relocation costs of $3.3. The balance of this charge of $1.7 related to the restructuring of the Company's operations including the closedown of the French operations, productivity improvements at its distribution facility in Jefferson City, Missouri and the consolidation of certain of its school publishing operations. At May 31, 1997, other accrued liabilities include remaining reserves for severance and the closedown of the French operations of $2.8. At May 31, 1998, $0.2 remained as a reserve for severance.


10 - IMPAIRMENT OF ASSETS

Fiscal years 1998 and 1996 include non-cash charges relating to the impairment of certain assets of $11.4 and $24.3, respectively. A significant portion of these charges was determined in accordance with SFAS 121 and was based on the Company's assessment of the recoverability of the investments and ongoing cash flows. These charges consist primarily of unamortized prepublication, $6.9 in 1998 and $10.8 in 1996 and related inventory costs, $4.5 in 1998 and $13.5 in 1996.


11 - DISPOSITION

Effective January 1, 1998, the Company sold its SOHO Group, including Home Office Computing(R) magazine, for approximately $19.2 and the assumption of certain liabilities resulting in a pre-tax gain of approximately $10.0.


12 - OTHER FINANCIAL DATA

Goodwill and Trademarks are net of accumulated amortization of $12.0 and $8.2 at May 31, 1998 and 1997, respectively.

Other assets and deferred charges are net of accumulated amortization of prepublication costs of $49.8 and $41.8 at May 31, 1998 and 1997 respectively.

Other accrued expenses include a reserve for unredeemed bonus points issued in conjunction with the Company's book club operations of $11.8 and $8.8, and accrued taxes of $10.2 and $8.8 at May 31, 1998 and 1997, respectively. Other accrued expenses in fiscal 1997 also included a reserve for book returns in excess of the related receivable of $19.0.


32|SCHOLASTIC CORPORATION

REPORT OF INDEPENDENT AUDITORS
THE BOARD OF DIRECTORS AND STOCKHOLDERS
SCHOLASTIC CORPORATION

We have audited the accompanying consolidated balance sheet of Scholastic Corporation (the "Company") as of May 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at May 31, 1998 and 1997 and the consolidated results of its operations, and its cash flows for each of the three years in the period ended May 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/Ernst & Young LLP


New York, New York
July 2, 1998



                                                      ANNUAL REPORT 1997/1998|33

SUPPLEMENTARY FINANCIAL INFORMATION

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MAY 31, (UNAUDITED, AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)

---------------------------------------------------------------------------------------------------------------------------
1998
---------------------------------------------------------------------------------------------------------------------------
                                 FIRST               SECOND               THIRD              FOURTH
                                QUARTER              QUARTER             QUARTER             QUARTER              YEAR
---------------------------------------------------------------------------------------------------------------------------

Revenues                        $166.6              $354.8               $239.0              $298.0             $1,058.4
Cost of goods sold                96.1               176.6                121.8               142.3                536.8
Net income (loss)                (13.2)               26.0                 (3.1)               13.9                 23.6
Net income (loss) per share:
  Basic                         $(0.81)              $1.61               $(0.19)              $0.86                $1.46
  Diluted                       $(0.81)              $1.51               $(0.19)              $0.83                $1.45

---------------------------------------------------------------------------------------------------------------------------
1997
---------------------------------------------------------------------------------------------------------------------------
                                 FIRST               SECOND               THIRD              FOURTH
                                QUARTER              QUARTER             QUARTER             QUARTER              YEAR
---------------------------------------------------------------------------------------------------------------------------

Revenues                        $158.6              $342.2               $210.7              $254.8               $966.3
Cost of goods sold                93.7               165.8                118.8               152.4                530.7
Net income (loss)                (14.0)               38.5                (12.5)              (11.6)                 0.4
Net income (loss) per share:
  Basic                         $(0.88)              $2.41               $(0.78)             $(0.72)               $0.02
  Diluted                       $(0.88)              $2.21               $(0.78)             $(0.72)               $0.02


---------------------------------------------------------------------------------------------------------------------------



34|SCHOLASTIC CORPORATION

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS (AS OF AUGUST 1, 1998)

       NAME                         AGE                                          POSITION
---------------------------------------------------------------------------------------------------------------------------
Richard Robinson                    61            Chairman of the Board, President and Chief Executive Officer
Kevin J. McEnery                    50            Executive Vice President and Chief Financial Officer
Deborah A. Forte                    44            Executive Vice President; Division Head, Scholastic Entertainment Inc.
Barbara A. Marcus                   47            Executive Vice President, Children's Book Publishing
Margery W. Mayer                    46            Executive Vice President, Learning Ventures
Ruth L. Otte                        49            Executive Vice President, Education Group
Hugh Roome                          46            Executive Vice President
Richard M. Spaulding                61            Director, Executive Vice President
Charles B. Deull                    38            Senior Vice President, Legal and Business Affairs and Secretary
Jean L. Feiwel                      45            Senior Vice President, Publisher, Children's Book Publishing
Ernest B. Fleishman                 61            Senior Vice President, Education and Corporate Relations
Frank Grohowski                     57            Senior Vice President, Operations
Larry V. Holland                    39            Senior Vice President, Corporate Human Resources and Employee Services
David J. Walsh                      62            Senior Vice President, International Operations
Helen V. Benham                     48            Director, Corporate Vice President, Early Childhood Advisor
Claudia H. Cohl                     58            Vice President, Editorial Planning and Development, Scholastic Education Group
Raymond Marchuk                     47            Vice President, Finance & Investor Relations
David D. Yun                        50            President, Scholastic Book Fairs
Karen A. Maloney                    41            Vice President and Corporate Controller
Vincent M. Marzano                  35            Treasurer

Richard Robinson has served as Chairman of the Board of the Company and/or Scholastic Inc. since 1982, as Chief Executive Officer since 1975 and as President since 1974. He has held various executive management and editorial positions with the Company since joining in 1962, and has been a Director of the Company since 1971.

Kevin J. McEnery became Executive Vice President and Chief Financial Officer in 1995. Mr. McEnery joined the Company in 1993 as Vice President of Strategic Planning and Operations of the Magazine and Technology groups. From 1992 through 1993 he was associated with the ITC Group, a telecommunications consulting group based in Westport, CT as a Senior Consultant. Prior to that he was a Senior Vice President and Chief Financial Officer of a privately held consumer and medical products company.

Deborah A. Forte has been with Scholastic since 1984, serving as a Vice President of Scholastic Entertainment Inc. ("SEI"), formerly Scholastic Productions, Inc., until 1994 when she was appointed Executive Vice President, SEI. Ms. Forte was appointed Senior Vice President of the Company; Division Head, SEI in 1995 and Executive Vice President of the Company; Division Head, SEI in 1996.

Barbara A. Marcus became Executive Vice President, Children's Book Publishing in 1991. Ms. Marcus joined Scholastic in 1983 as Vice President of Marketing and in 1984 Ms. Marcus was also appointed Associate Publisher.



                                                      ANNUAL REPORT 1997/1998|35

Margery W.  Mayer  joined  Scholastic  in 1990 as  Executive  Vice  President  -
Instructional Publishing and was appointed Executive Vice President, Instructional Publishing, Scholastic School Group in 1997, and Executive Vice President, Learning Ventures in July 1998. From 1987 until 1990, she was associated with the Ginn Division of Silver Burdett & Ginn Inc., as General Manager until 1988 and as President, thereafter.

Ruth L. Otte became Executive Vice President, New Media in 1996 and Executive Vice President, Education Group in July 1998. From 1986 to 1994 she served as President and Chief Operating Officer of Discovery Networks and from 1994 until 1995, she was President of Knowledge Adventure.

Hugh Roome joined the Company in 1991 as Vice President and in 1993, he was appointed to the position of Senior Vice President, Magazine Group. He was appointed Executive Vice President in 1996. He was Vice President of MCI from 1989 until joining the Company. From 1979 to 1989, Mr. Roome was the Director of Marketing and Associate Publisher at Newsweek, Inc.

Richard M. Spaulding has served as Executive Vice President of the Company and/or Scholastic Inc. since 1974. He has held various executive management positions with the Company since 1960 and has been a Director of the Company since 1974.

Charles B. Deull joined the Company in 1995 as Senior Vice President, Legal and Business Affairs. Mr. Deull was associated with the law firm of Cleary, Gottlieb, Steen and Hamilton from 1986 until joining Scholastic. He was appointed Secretary in 1997.

Jean L. Feiwel was appointed Senior Vice President, Publisher - Children's Book Publishing, in 1993 and was appointed Publisher in 1997. Ms. Feiwel joined Scholastic in 1983 and has served as Vice President, Editor-in-Chief of the Book Group since 1990.

Ernest B. Fleishman joined Scholastic in 1989 as Senior Vice President, Education and Corporate Relations. Mr. Fleishman was the Superintendent for the Greenwich, Connecticut Public School System from 1976 until joining Scholastic

Frank Grohowski was appointed Senior Vice President, Operations of the Company in 1995. Mr. Grohowski was Vice President of Manufacturing of Scholastic since 1985.

Larry V. Holland joined Scholastic in 1994 as Vice President, Human Resources and in fiscal 1997 was appointed Vice President, Corporate Human Resources and Employee Services and Senior Vice President in December 1997. Prior to joining the Company, Mr. Holland held various positions with MCI since 1990 and left MCI as Senior Director of Human Resources.

David J. Walsh was elected Senior Vice President in charge of International Operations for Scholastic in 1983.

Helen V. Benham joined Scholastic in 1974. In 1990 she was named Vice President and Publisher of the Early Childhood Division and in 1996 was named Corporate Vice President, Early Childhood Advisor. She became a Director of the Company in 1992.

Claudia H. Cohl has been associated with Scholastic since 1975 and has been a Vice President of Scholastic for more than five years. She has served in many capacities, including Editor-in-Chief of Home Office Computing(R).

Raymond Marchuk has been associated with Scholastic since 1983 and has been Vice President for more than five years. He is currently Vice President of Finance and Investor Relations.

David D. Yun became President of Scholastic Book Fairs ("SBF") in 1992. Mr. Yun joined the Company in 1988 as Vice President of Marketing for SBF. In 1990, he was appointed to the position of Executive Vice President of SBF.


36|SCHOLASTIC CORPORATION

Karen A. Maloney was appointed Vice President and Corporate Controller in July 1998. She joined the Company in 1997 as Director of Accounting and Financial Operations. From 1996 through 1997, she was employed by Calvin Klein as Vice President, Corporate Controller and subsequently worked as an independent consultant. From 1995 through 1996, she was employed by Bernard Chaus, Inc. an apparel company as Vice President, Corporate Controller. From 1990 through 1995, she was employed by Bidermann Industries Corp., and from 1992 served as Vice President, Controller.

Vincent M. Marzano has been associated with Scholastic since 1987. He became Treasurer of the Company in 1993. Previously, he served the Company in many capacities, including Manager of Planning and Analysis.

There are no family relationships among the directors and executive officers of the Company, except for Richard Robinson and Helen V. Benham who are Directors and Executive Officers of the Company and husband and wife.


ITEM 11 - EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.



                                                      ANNUAL REPORT 1997/1998|37

PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements

     The following consolidated financial statements are included in Item 8:

      Consolidated Statement of Income for the years ended May 31, 1998, 1997 and 1996

      Consolidated Balance Sheet at May 31, 1998 and 1997

      Consolidated Statement of Changes in Stockholders' Equity for the years ended May 31, 1998, 1997 and 1996.

      Consolidated Statement of Cash Flows for the years ended May 31, 1998, 1997 and 1996.

         Notes to Consolidated Financial Statements

(a)  (2) Financial Statement Schedule

     The following consolidated financial statement schedule is included in Item 14(d):

         Schedule II- Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

(a)(3)   Exhibits:

EXHIBIT NUMBER
     3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-46338) as filed with the Commission on March 12, 1992).

     3.2 By-Laws of the Company (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-45022) as filed with the Commission on January 10, 1992 (the "1992 Registration Statement")).

     4.1 Amended and Restated Loan Agreement dated April 11, 1995 (the "Loan Agreement") between the Company and Citibank, N.A., as agent, Marine Midland Bank, Chase Manhattan Bank, N.A., The First National Bank of Boston and United Jersey Bank (incorporated by reference to the Company's Form 10-Q for the quarter ended February 28, 1995 as filed with the Commission on April 13, 1995), together with Amendment No. 1 to the Loan Agreement dated May 1, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 28, 1996); Amendment No. 2 to the Loan Agreement dated May 28, 1997 (incorporated by reference to the Company's Form 10-Q for the quarter ended August 31, 1997 as filed with the Commission on October 15, 1997); and Amendment No. 3 to the Loan Agreement dated November 28, 1997 (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997 as filed with the Commission on January 14, 1998).

     4.2* Revolving Loan Agreement dated June 19, 1995 between the Company and Sun Bank, National Association, as amended August 14, 1996, May 30, 1997, and November 28, 1997.

     4.3* Credit Agreement dated June 1, 1992, as amended on October 30, 1995, between Scholastic Canada Ltd. and CIBC.


38|SCHOLASTIC CORPORATION

     4.4* Credit Agreement dated June 24, 1993 between Scholastic Ltd. (formerly known as Scholastic Publications Ltd.) and Citibank, N.A.

     4.5* Credit Agreement dated May 14, 1992, as amended on June 30, 1995, between Scholastic Ltd. (formerly known as Scholastic Publications Ltd.) and Midland Bank.

     4.6* Credit Agreement dated February 12, 1993, as amended on January 31, 1995, between Scholastic Australia Pty. Ltd. (formerly known as Ashton Scholastic Pty. Ltd.) and National Australia Bank Ltd.

     4.7* Credit Agreement dated April 20, 1993 between Scholastic New Zealand Ltd. (Formerly Ashton Scholastic Ltd.) and ANZ Banking Group Ltd.

     4.8* Credit Agreement dated May 28, 1998 between Scholastic Australia Pty. Ltd. and HongkongBank of Australia Ltd.

     4.9 Indenture dated August 15, 1995 for 5% Convertible Subordinated Debentures due August 15, 2005 issued by the Company (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 28, 1995).

     4.10 Indenture dated December 15, 1996 for 7% Notes due December 15, 2003 issued by the Company (incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-17365) as filed with the Commission on December 11, 1996).

     10.1** Scholastic Inc. 401(k) Savings and Retirement Plan, as amended and restated as of June 1, 1992 (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 28, 1995).

     10.2** Amended  and  Restated  Retirement  Income  Plan  for  Employees  of
            Scholastic Inc. effective as of July 1, 1989 (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 28, 1995).

     10.3** Scholastic Corporation 1992 Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 27, 1992).

     10.4** Scholastic  Corporation  1995 Stock  Option  Plan  (incorporated  by reference to the Company's Registration Statement Form S-8 (Registration No. 33-98186) as filed with the Commission on October 16, 1995).

     10.5** Form of Stock Option Agreement for Scholastic Corporation 1995 Stock
            Option Plan.

     10.6** Scholastic  Corporation  1992 Outside  Directors'  Stock Option Plan
            (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 27, 1992).

     10.7** Scholastic  Corporation  1997 Outside  Directors'  Stock Option Plan
            (incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders as filed with the Commission on August 26, 1997).

     10.8** Form of Stock  Option  Agreement  for  Scholastic  Corporation  1997
            Outside Directors' Plan.

     10.9** Employment Agreement between Jean L. Feiwel and Scholastic Inc., dated April 6, 1998.

     10.10**Scholastic Corporation Non-Employee Director Stock-For-Retainer Plan
            (incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-74064) as filed with the Commission on January 11, 1994).

                                                      ANNUAL REPORT 1997/1998|39

     10.11 Lease dated as of January 28, 1992 between Ise Hiyoko, Inc and Scholastic Inc. (incorporated by reference to Amendment No. 1 to the 1992 Registration Statement as filed with the Commission on February 21, 1992), together with Amendment dated as of April 1, 1993 (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 26, 1994).

     10.12 Agreements with Industrial Development Agency of the City of New York including (i) Lease agreement dated December 1, 1993; (ii) Indenture of Trust agreement dated December 1, 1993; (iii) Project Agreement dated December 1, 1993; (iv) Sales Tax letter dated December 3, 1993 (each of the foregoing are incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 26, 1994).

     21     Subsidiaries of the Company.

     23     Consent of Independent Auditors.

     27     Financial Data Schedule

(b) Reports on Form 8-K.

     No current Report on Form 8-K was filed during the fourth quarter ended May 31, 1998.
--------------------------------------------------------------------------------


* Such long-term debt does not individually amount to more than 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Accordingly, pursuant to Item 601(b)(4)(iii) of Regulation S-K, such instrument is not filed herewith. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

** The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.



40|SCHOLASTIC CORPORATION

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 26, 1998                       SCHOLASTIC CORPORATION

                                             By: /s/ Richard Robinson
                                             Richard Robinson, Chairman of
                                             the Board, President and Chief
                                             Executive Officer

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Robinson his or her true and lawful attorney-in-fact and agent, with power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary and requisite to be done, as fully and to all the intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                                    TITLE                                         DATE
-------------------------------------------------------------------------------------------------------------------------
/s/ Richard Robinson                           Chairman of the Board, President,                     August 26, 1998
-----------------------------                  Chief Executive Officer and
Richard Robinson                               Director (Principal Executive Officer)

/s/ Richard M. Spaulding                       Executive Vice President and Director                    August 26, 1998
-----------------------------
Richard M. Spaulding

/s/ Kevin J. McEnery                           Executive Vice President and Chief                       August 26, 1998
-----------------------------                  Financial Officer (Principal
Kevin J. McEnery                               Financial Officer)

/s/ Karen A. Maloney                           Vice President and Corporate                             August 26, 1998
-----------------------------                  Controller (Principal Accounting Officer)
Karen A. Maloney

                                               Director                                                 August___, 1998
-----------------------------
Rebeca M. Barrera

/s/ Helen V. Benham                            Director                                                 August 26, 1998
-----------------------------
Helen V. Benham

/s/ Frederic J. Bischoff                       Director                                                 August 26, 1998
-----------------------------
Frederic J. Bischoff

/s/ John Brademas                              Director                                                 August 26, 1998
-----------------------------
John Brademas

/s/ John C. Burton                             Director                                                 August 26, 1998
-----------------------------
John C. Burton


                                                      ANNUAL REPORT 1997/1998|41



SIGNATURE                                                    TITLE                                         DATE
-------------------------------------------------------------------------------------------------------------------------

/s/ Ramon C. Cortines                          Director                                                 August 26, 1998
-----------------------------
Ramon C. Cortines

/s/ Alonzo A. Crim                             Director                                                 August 26, 1998
-----------------------------
Alonzo A. Crim

/s/ Charles T. Harris, III                     Director                                                 August 26, 1998
-----------------------------
Charles T. Harris, III

/s/ Andrew S. Hedden                           Director                                                 August 26, 1998
-----------------------------
Andrew S. Hedden

                                               Director                                                 August __, 1998
-----------------------------
Mae C. Jemison

/s/ Richard A. Krinsley                        Director                                                 August 26, 1998
-----------------------------
Richard A. Krinsley

/s/ John G. McDonald                           Director                                                 August 26, 1998
-----------------------------
John G. McDonald

/s/ Augustus K. Oliver                         Director                                                 August 26, 1998
-----------------------------
Augustus K. Oliver





42|SCHOLASTIC CORPORATION

                             SCHOLASTIC CORPORATION
                           --------------------------
                           ANNUAL REPORT ON FORM 10-K
                             YEAR ENDED MAY 31, 1998
                                   ITEM 14(D)



                          FINANCIAL STATEMENT SCHEDULE




                                                      ANNUAL REPORT 1997/1998|43

                                                                     SCHEDULE II


SCHOLASTIC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED MAY 31, 1998, 1997 AND 1996
(AMOUNTS IN MILLIONS)

---------------------------------------------------------------------------------------------------------------------------
                                                                   ADDITIONS        ADDITIONS
                                                 BALANCE AT       CHARGED TO       CHARGED TO                    BALANCE AT
DESCRIPTION                                  BEGINNING OF YEAR      INCOME          GOODWILL      WRITE OFFS    END OF YEAR
---------------------------------------------------------------------------------------------------------------------------
MAY 31, 1998:
---------------------------------------------------------------------------------------------------------------------------
      Reserve for royalty advances                $25.1             $ 3.0          $   --            $  --         $28.1
===========================================================================================================================
      Reserve for obsolescence                    $34.0             $15.7          $ (1.0)           $18.0         $30.7
      Reserve for returns                         $30.2             $41.8          $   --            $51.5(1)      $20.5

MAY 31, 1997
---------------------------------------------------------------------------------------------------------------------------
      Reserve for royalty advances                $24.9             $ 2.3          $   --            $ 2.1         $25.1
===========================================================================================================================
      Reserve for obsolescence                    $27.1             $21.1          $  2.2            $16.4         $34.0
===========================================================================================================================
      Reserve for returns                         $27.6             $68.7          $   --            $66.1(1)      $30.2
===========================================================================================================================

MAY 31, 1996
---------------------------------------------------------------------------------------------------------------------------
      Reserve for royalty advances                $16.6             $ 1.9          $  6.5            $ 0.1         $24.9
===========================================================================================================================
      Reserve for obsolescence                    $18.2             $11.4          $  7.5            $10.0         $27.1
===========================================================================================================================
      Reserve for returns                         $19.8             $47.7          $   --            $39.9(1)      $27.6
===========================================================================================================================


(1) REPRESENTS ACTUAL RETURNS CHARGED TO RESERVE.




44|SCHOLASTIC CORPORATION

                                                                      EXHIBIT 21

SCHOLASTIC CORPORATION
SUBSIDIARIES OF THE REGISTRANT


DOMESTIC SUBSIDIARIES                                                                   STATE OF INCORPORATION
---------------------------------------------------------------------------------------------------------------------------
Scholastic Inc.                                                                         New York
Scholastic Book Fairs, Inc.*                                                            New York
Scholastic Book Services, Inc.                                                          Delaware
California School Book Fairs, Inc.*                                                     California
Arizona School Book Fairs, Inc.                                                         Arizona
Scholastic Book Clubs, Inc.                                                             Missouri
Scholastic Entertainment Inc.(formerly Scholastic Productions, Inc.)                    New York
SE Distribution Inc.                                                                    Delaware
Scholastic UK Group Ltd. (formerly Scholastic Publications (Magazines), Ltd.)           Delaware
Read Street Book Fairs, Inc.*                                                           Delaware
Trumpet Book Clubs, Inc.**                                                              Delaware
Weston Woods Studios, Inc.                                                              Delaware
Lectorum Publications, Inc.                                                             New York
The Electronic Bookshelf, Inc.                                                          Indiana

FOREIGN SUBSIDIARIES                                                                    JURISDICTION
---------------------------------------------------------------------------------------------------------------------------
Scholastic Australia Pty. Ltd.                                                          Australia
Bookshelf Publishing Australia Pty. Ltd.                                                Australia
Troll School Book Clubs and Fairs Australia Pty. Ltd.                                   Australia
Scholastic Australia Superannuation Pty. Ltd.                                           Australia
Scholastic Executive Superannuation Pty. Ltd.                                           Australia
Oldmeadow Booksellers (Aust.) Pty. Ltd.                                                 Australia
Scholastic (Barbados), Inc.                                                             Barbados
Scholastic Canada Ltd.                                                                  Canada
Scholastic Productions Canada Ltd.                                                      Canada
Scholastic Bookfairs Canada Inc.                                                        Canada
Scholastic Ltd.                                                                         England
School Book Fairs Ltd.                                                                  England
Scholastic Book Clubs Ltd.                                                              England
Red House Books Ltd.                                                                    England
Scholastic Publication Ltd.                                                             England
Scholastic Educational Magazines Ltd.                                                   England
Red House Book Clubs Ltd.                                                               England
Scholastic Hong Kong Limited                                                            Hong Kong
School Book Fairs Ltd.                                                                  Ireland
Scholastic India Private Limited                                                        India
Scholastic Mexico, S.A. de C.V.                                                         Mexico
Scholastic New Zealand Ltd. (formerly known as Ashton Scholastic Ltd.)                  New Zealand




* Effective June 1, 1998, Scholastic Book Fairs, Inc., California School Book Fairs, Inc. and Read Street Book Fairs, Inc. were merged into Scholastic Inc.

** Effective June 1, 1998, Trumpet Book Clubs, Inc. was merged into Scholastic Book Clubs, Inc.


                                                      ANNUAL REPORT 1997/1998|45

                                                                      EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-48655, No. 33-69058 and No. 33-91090) pertaining to the Scholastic, Inc. 401(K) Savings and Retirement Plan, in the Registration Statement (Form S-8 No. 33-46338) pertaining to the 1992 Stock Option Plan as of May 19, 1992, in the Registration Statement (Form S-8 No. 33-50128) pertaining to the Outside
Directors' Stock Option Plan and the Stock Option Agreement with Joseph W. Oliver, in the Registration Statement (Form S-8 No. 33-74064) pertaining to the Non-Employee Director Stock-For-Retainer Plan and in the Registration Statement (Form S-3 No. 333-17365) pertaining to $150,000,000 of Securities of our report dated July 2, 1998, with respect to the consolidated financial statements and schedule of Scholastic Corporation included in this Annual Report (Form 10-K) for the year ended May 31, 1998.


/s/Ernst & Young LLP


New York, New York
August 24, 1998




46|SCHOLASTIC CORPORATION

                             SCHOLASTIC CORPORATION
                                    FORM 10-K
                       FOR FISCAL YEAR ENDED MAY 31, 1998


                                  EXHIBIT INDEX


  REGULATION S-K EXHIBIT            DESCRIPTION OF DOCUMENT            PAGE NUMBER IN SEQUENTIALLY
  ----------------------            -----------------------            ---------------------------
        NUMBER                                                                 NUMBERED COPY
        ------                                                                 -------------
Exhibit 10.5                       Form of Stock Option Agreement                      E-1
                                   for Scholastic Corporation 1995
                                   Stock Option Plan.


Exhibit 10.8                       Form of Stock Option Agreement                      E-4
                                   for Scholastic Corporation 1997
                                   Outside Directors' Stock Option Plan.

Exhibit 10.9                       Employment Agreement between Jean                   E-8
                                   L. Feiwel and Scholastic Inc.,
                                   dated April 6, 1998.

Exhibit 21                         Subsidiaries of the                                 E-14
                                   Company.

Exhibit 23                         Consent of Ernst & Young                            E-16
                                   LLP, independent auditors.

Exhibit 27                         Financial Data Schedule.                            E-17


                                       E