Form 10-Q
period 1998-08-31
SCHOLASTIC CORP
filed 1998-10-16
CIK 866729

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

    For the quarterly period                  Commission File Number:  0-19860
      ended August 31, 1998



                             SCHOLASTIC CORPORATION
             (Exact name of registrant as specified in its charter)




             DELAWARE                                    13-3385513
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

   555 BROADWAY, NEW YORK, NEW YORK                        10012
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Number of shares outstanding
        Title of Each Class                    as of September 30, 1998
        -------------------                  ----------------------------

   Common Stock, $.01 par value                       15,493,204
   Class A Stock, $.01 par value                         828,100


SCHOLASTIC CORPORATION
INDEX TO FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998

================================================================================

PART I - FINANCIAL INFORMATION                                                                   PAGE

         Item 1. Financial Statements

                  Consolidated Condensed Statements of Operations for
                  the Three Months Ended August 31, 1998 and 1997                                   1

                  Consolidated Condensed Balance Sheet at August 31, 1998 and
                  1997 and May 31, 1998                                                             2

                  Consolidated Condensed Statement of Cash Flows for the Three
                  Months Ended August 31, 1998 and 1997                                             3

                  Notes to Consolidated Condensed Financial Statements                              4

         Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                         9


PART II - OTHER INFORMATION


         Item 1.  Legal Proceedings                                                                15

         Item 5.  Other Information                                                                15

         Item 6.  Exhibits and Reports on Form 8-K                                                 16


SIGNATURES                                                                                         17


--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SCHOLASTIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED, AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)

=============================================================================================
                                                            THREE MONTHS ENDED AUGUST 31
                                                               1998                1997
                                                          ---------------    ----------------
Revenues                                                   $   150.2            $   166.6

Operating costs and expenses:
   Cost of goods sold                                           85.2                 96.1
   Selling, general and administrative expenses                 83.4                 81.7
   Depreciation                                                  4.0                  3.5
   Goodwill and trademark amortization                           1.4                  1.5
                                                           ---------            ---------

Total operating costs and expenses                             174.0                182.8

Operating loss                                                 (23.8)               (16.2)
Interest expense, net                                            4.4                  5.1
                                                           ---------            ---------

Loss before benefit for income taxes                           (28.2)               (21.3)

Benefit for income taxes                                        10.7                  8.1
                                                           ---------            ---------

Net loss                                                   $   (17.5)           $   (13.2)
                                                           =========            =========

Net loss per Class A and Common share:
   Basic                                                   $   (1.08)          $    (0.81)
   Diluted                                                 $   (1.08)          $    (0.81)




--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEET
(AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)

================================================================================================================================

                                                                  August 31, 1998          May 31, 1998          August 31, 1997
                                                                  ---------------          ------------          ---------------
                                                                   (UNAUDITED)                                     (UNAUDITED)
ASSETS

     CURRENT ASSETS:
        Cash and cash equivalents                                      $    1.1               $    5.1               $    1.4
        Accounts receivable less allowance for
          doubtful accounts                                               110.7                  116.7                  117.1
        Inventories                                                       259.0                  199.3                  263.2
        Deferred taxes                                                     50.3                   41.8                   36.5
        Prepaid and other deferred expenses                                31.6                   19.8                   34.3
                                                                       --------               --------               --------
          Total current assets                                            452.7                  382.7                  452.5

        Property, plant and equipment, net                                139.5                  136.8                  132.2
        Prepublication costs                                               84.4                   86.3                   99.7
        Other assets and deferred charges                                 174.0                  159.5                  157.2
                                                                       --------               --------               --------
          Total assets                                                 $  850.6               $  765.3               $  841.6
                                                                       ========               ========               ========

LIABILITIES & STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
        Lines of credit                                                $   14.1               $    9.8               $   10.6
        Accounts payable                                                  110.0                   76.9                   97.9
        Accrued royalties                                                  25.2                   19.4                   19.4
        Deferred revenue                                                   19.0                   10.5                   15.7
        Other accrued expenses                                             52.3                   65.1                   56.5
                                                                       --------               --------               --------
          Total current liabilities                                       220.6                  181.7                  200.1

     NONCURRENT LIABILITIES:
        Long-term debt                                                    306.8                  243.5                  341.0
        Other noncurrent liabilities                                       21.4                   22.0                   18.0
                                                                       --------               --------               --------
          Total noncurrent liabilities                                    328.2                  265.5                  359.0

     STOCKHOLDERS' EQUITY:
        Class A Stock, $.01 par value                                       0.0                    0.0                    0.0
        Common Stock, $.01 par value                                        0.2                    0.2                    0.2
        Additional paid-in capital                                        206.5                  205.1                  203.8
        Accumulated earnings                                              137.1                  154.6                  117.8
        Accumulated other comprehensive income:
          Foreign currency translation adjustment                          (5.2)                  (5.0)                  (2.5)
        Less shares held in treasury                                      (36.8)                 (36.8)                 (36.8)
                                                                       --------               --------               --------

          Total stockholders' equity                                      301.8                  318.1                  282.5
                                                                       --------               --------               --------
                                                                       $  850.6               $  765.3               $  841.6
                                                                       ========               ========               ========

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED, AMOUNTS IN MILLIONS)

==========================================================================================
                                                             THREE MONTHS ENDED AUGUST 31,

                                                                  1998           1997
                                                                  ----           ----

NET CASH USED IN OPERATING ACTIVITIES                          $  (37.3)       $  (42.9)


CASH FLOWS USED IN INVESTING ACTIVITIES:
   Business and trademark acquisition-related payments            (11.7)           (0.4)
   Prepublication costs                                            (6.7)           (5.5)
   Production costs                                                (6.6)           (3.5)
   Additions to property, plant and equipment                      (5.4)           (2.5)
   Royalty advances                                                (4.2)           (6.7)
   Other                                                           (1.8)           (0.8)
                                                               --------        --------
   Net cash used in investing activities                          (36.4)          (19.4)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Borrowings under loan agreement and revolver                   120.5           100.3
   Repayments of loan agreement and revolver                      (57.4)          (47.3)
   Borrowings under lines of credit                                22.4            12.5
   Repayments of lines of credit                                  (17.2)           (6.6)
   Other                                                            1.4            (0.1)
                                                               --------        --------
   Net cash provided by financing activities                        9.7            58.8
                                                               --------        --------
Net decrease in cash and cash equivalents                          (4.0)           (3.5)

Cash and cash equivalents at beginning of period                    5.1             4.9
                                                               --------        --------

Cash and cash equivalents at end of period                     $    1.1        $    1.4
                                                               ========        ========

SUPPLEMENTAL INFORMATION:
   Income taxes paid                                           $    0.2        $    0.7
   Interest paid                                               $    7.5        $    8.1



--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN MILLIONS EXCEPT SHARE DATA)

================================================================================

1.  COMPANY

Scholastic Corporation (together with its subsidiaries, the "Company" or "Scholastic") is a global children's publishing and media company producing and distributing material for children, teachers and parents. Scholastic is among the leading publishers and distributors of children's books, classroom and professional magazines and other educational materials, with operations in the United States, the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong and India. Scholastic distributes most of its products directly to children and teachers in elementary and secondary schools. During its seventy-eight years of serving schools, Scholastic has developed strong name recognition associated with quality and dedication to learning, has achieved a leading market position in the school-based distribution of children's books and magazines and has developed the leading internet-based subscription service for schools. The Company has also used its proven system to develop successful children's books and then build these brands into multimedia assets.

2.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements have not been audited, but reflect those adjustments consisting of normal recurring items which management considers necessary for a fair presentation of financial position, results of operations and cash flow. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the 1997/1998 Annual Report to Stockholders.

The results of operations for the three months ended August 31, 1998 and 1997 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the prior year's August 31 balance sheet is included for comparative purposes.

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

3.  RECENT ACCOUNTING PRINCIPLES

Effective February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." Earnings per share amounts for all periods have been restated to conform with SFAS 128. The calculations of basic and diluted earnings per share are presented in Note 6.

SCHOLASTIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED, AMOUNTS IN MILLIONS)

================================================================================

Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement establishes the standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The components of comprehensive loss are described in Note 7.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." This statement requires that public business enterprises report certain information about operating segments in financial statements of the enterprise issued to stockholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is required to adopt the provisions of SFAS 131 for the fiscal year ended May 31, 1999.

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

4. DEBT

LOAN AGREEMENT. The Company and Scholastic Inc. are joint and several borrowers under a Loan Agreement (the "Loan Agreement") with certain banks which provides for revolving credit loans and letters of credit. On April 11, 1995, the Company amended and restated the Loan Agreement, extending the expiration date to May
31, 2000 and expanding the facility to $135.0, with a right, in certain circumstances, to increase it to $160.0. The Loan Agreement was last amended on November 28, 1997. Interest charged under this facility is either at the prime rate or .325% to .90% over LIBOR (as defined). There is a commitment fee charged which ranges from .10% to .3625% on the unused portion. The amounts charged vary based upon certain financial measurements. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 1998, an aggregate of $50.0 of borrowings and $10.0 of letters of credit were outstanding under the Loan Agreement.

REVOLVER. The Company and Scholastic Inc. (the "Borrowers") have entered into a Revolving Loan Agreement (the "Revolver") with Sun Bank, N. A., which provides for revolving credit loans and expires on May 31, 2000. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. On August 14, 1996, the Revolver was amended to increase the aggregate principal amount to $35.0 and was last amended on November 28, 1997. At August 31, 1998, the aggregate amount of borrowings under the Revolver was $18.3.

SCHOLASTIC CORPORATION
NOTES TO CONSOLIDATED CONDENSED INCOME STATEMENTS CONTINUED
(UNAUDITED, AMOUNTS IN MILLIONS EXCEPT SHARE DATA)

================================================================================

7% NOTES DUE 2003. In December 1996, the Company issued $125.0 of 7% Notes due 2003 (the "Notes"). The Notes are unsecured and unsubordinated obligations of the Company and will mature on December 15, 2003. The Notes are not redeemable prior to maturity. Interest on the Notes is payable semi-annually on December 15 and June 15 of each year. The net proceeds (including accrued interest) from the issuance of the Notes were $123.9 after deducting an underwriting discount and other related offering costs. The Company utilized the net proceeds primarily to repay amounts outstanding under the Loan Agreement and the Revolver.

CONVERTIBLE SUBORDINATED DEBENTURES. In August 1995, the Company sold $110.0 of 5.0% Convertible Subordinated Debentures due August 15, 2005 (the "Debentures") under Regulation S and Rule 144A of the Securities Act of 1933. The Debentures are listed on the Luxembourg Stock Exchange and the portion sold under Rule 144A is designated for trading in the Portal system of the National Association of Securities Dealers, Inc. Interest on the Debentures is payable semi-annually on August 15 and February 15 of each year. The Debentures are redeemable at the option of the Company, in whole, but not in part, at any time on or after August 15, 1998 at 100% of the principal amount plus accrued interest. Each Debenture is convertible, at the holder's option, any time prior to maturity, into Common Stock of the Company at a conversion price of $76.86 per share.

OTHER - SHORT TERM LINES OF CREDIT. At August 31, 1998, the Company's international subsidiaries had lines of credit available of $40.5. There was $14.1 outstanding under these credit lines at August 31, 1998.


5.  CONTINGENCIES

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

Two subsidiaries of the Company are also defendants and counterclaim plaintiffs in litigation with Parachute Press, Inc. ("Parachute"), the licensor of certain publication and non-publication rights to the GOOSEBUMPS(R) series. The action was commenced by Parachute following repeated notices from the Company to Parachute of material breaches by Parachute of the agreements under which such rights are licensed and the exercise by the Company of its contractual remedies under the agreements. Parachute alleges that the exercise of such remedies was improper and seeks declaratory relief and unspecified damages for, among other claims, alleged breaches of contract, copyright infringement and acts of unfair competition. Damages sought by Parachute include the payment of a total of approximately $36.1 of advances over the term of the contract, of which approximately $15.3 had been paid at the time the litigation began. The Company

SCHOLASTIC CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED:

================================================================================

seeks declaratory relief and damages for, among other claims, breaches of contract and acts of unfair competition. Damages sought by the Company include repayment by Parachute of a portion of the $15.3 advance already paid at the time the litigation began. The litigation is still in the preliminary stages and discovery has begun. The Company has filed a motion to dismiss and Parachute has filed a motion for partial summary judgement. The Company believes that Parachute's claims are without merit. The Company intends to vigorously defend the lawsuit and pursue its counterclaims. The Company does not believe that this dispute will have a material adverse effect on its financial condition.

The Company is also engaged in various legal proceedings incident to its normal business activities. In the opinion of the Company, none of such proceedings is material to the consolidated financial position of the Company.

6.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three month period ended August 31:

                                                 1998             1997
                                               --------          --------

CLASS A AND COMMON SHARES IN MILLIONS

Net loss                                        $(17.5)          $(13.2)

Weighted average Class A and
     Common shares outstanding
     for basic and diluted
     earnings per share                           16.3             16.2

Net loss per Class A
     and Common shares:
          Basic                                 $(1.08)          $(0.81)
          Diluted                               $(1.08)          $(0.81)

For the three months ended August 31, 1998 and 1997, the effect of the Debentures and the employee stock options on the weighted average Class A and Common Shares for diluted earnings per share was anti-dilutive and, therefore, is not included in the calculation.

SCHOLASTIC CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED:
(UNAUDITED, DOLLARS IN MILLIONS EXCEPT SHARE DATA)

================================================================================

7. COMPREHENSIVE LOSS

The Company's comprehensive loss for the three month periods ended August 31, 1998 and 1997 are set forth in the following table:

                                                            1998         1997
                                                            ----         ----

        Net loss                                          $ (17.5)     $ (13.2)

        Other comprehensive loss:
          Foreign currency translation adjustment
             net of  benefit for income taxes                (0.1)        (1.1)
                                                          -------      -------

            Comprehensive loss                            $ (17.6)     $ (14.3)
                                                          =======      =======
--------------------------------------------------------------------------------

SCHOLASTIC CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS Of FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN MILLIONS)

================================================================================

RESULTS OF OPERATIONS

Revenues for the quarter ended August 31, 1998 decreased 10% to $150.2 from $166.6 in the comparable quarter of the prior fiscal year. This decrease is related to a $10.2, or 9%, decrease in domestic book publishing, resulting primarily from lower trade sales combined with the effect of the change in timing of the placement of California orders for SCHOLASTIC LITERACY PLACE causing sales to be recognized in April through August 1998 versus June through August 1997. Revenues also decreased reflecting the effect of the January 1998 sale of the SOHO Group, a non-core magazine asset, which had revenues of approximately $4.5 in the first quarter of fiscal 1998. Further, while international revenues increased modestly as measured in local currency, international sales generally were adversely impacted by foreign currency translation due to the stronger US dollar.

As a percentage of revenue, cost of goods sold decreased from 57.7% in the prior year first quarter to 56.7%. The decrease in cost of goods sold as a percentage of revenue is due to a change in product mix, improved purchasing terms, as well as modifying specifications to lower product costs. Selling, general, and administrative expenses as a percentage of revenue increased 6.5% over the prior year, reflecting additional operating expenses related to the June 1998 acquisition of certain assets of Pages Book Fairs, Inc. and Year 2000 computer system compliance costs, as well as other planned increases in spending due to higher book club and book fair activity.

The operating loss for the quarter ended August 31, 1998 increased 47% to $23.8 from a loss of $16.2 in the comparable quarter of the prior fiscal year. The net loss for the quarter ended August 31, 1998 was $17.5, or $1.08 per share, versus $13.2, or $0.81 per share, in the comparable quarter of the prior year. The Company's first quarter is traditionally a loss period due to significantly lower revenues from the Company's school-based book club, book fair and classroom magazine businesses, which operate at a substantially lower level during the summer months when most schools are not in session and, therefore, incur a higher level of operating expenses as a percentage of revenue.

SEASONALITY

The Company's book clubs, book fairs, and most of its magazines operate on a school-year basis, therefore, the Company's business is highly seasonal. As a consequence, the Company's revenues in the first and third quarters of the fiscal year are lower than its revenues in the other two fiscal quarters, and the Company generally experiences a substantial loss from operations in the first quarter. Typically, book club and book fair revenues are proportionately larger in the second quarter of the fiscal year, while revenues from the sale of instructional materials are larger in the first quarter.

For the June through September time period, the Company experiences negative cash flow due to the seasonality of its business. Historically, as a result of the Company's business cycle,

SCHOLASTIC CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(DOLLARS IN MILLIONS)

================================================================================

borrowings have increased during June, July and August and generally have peaked in September or October, and have been at the lowest point in May.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $ 4.0 for the first quarter of fiscal 1999, which is comparable to the decrease in the first quarter of the prior fiscal year. During the first quarter of each of these fiscal years, cash provided by financing activities funded net cash used in operating and investing activities.

For the first quarter of fiscal 1999 and 1998, net cash provided by financing activities was $69.7 and $58.8, respectively. Financing activities primarily consisted of borrowings and paydowns under the Company's Loan Agreement and the Revolver. Borrowings under these facilities have been a primary source of the Company's liquidity. During the three months ended August 31, the Company experiences negative cash flows due to the seasonality of certain of its businesses, and as a consequence, its borrowings increase during these months.

Cash used in investing activities was $36.4 versus $19.4 for the first quarter of fiscal 1999 and 1998, respectively. Investing activities consist primarily of business and trademark acquisition-related payments, prepublication and production cost expenditures, capital expenditures and royalty advances. Business and trademark acquisition-related payments were $11.7 for the first quarter of fiscal 1999 and consist primarily of the June 1998 acquisition of certain assets of Pages Book Fairs, Inc. Production cost expenditures increased $3.1 to $6.6 in the first quarter of fiscal 1999 versus $3.5 in the first quarter of fiscal 1998 resulting primarily from increased production costs associated with the first season of the ANIMORPHS television series.

Capital expenditures increased $2.9 from $2.5 in the first quarter of fiscal 1998 to $5.4 for the first quarter of fiscal year 1999 largely due to the equipping of a new office and distribution facility for the Company's Canadian subsidiary. Royalty advances decreased $2.5 from fiscal 1998 to $4.2 in the first quarter of fiscal 1999 reflecting the cessation of monthly advance payments  related to the  GOOSEBUMPS  contract  extension.  Prepublication  cost expenditures increased $1.2 to $6.7 in the first quarter of fiscal 1999 principally as the result of the planned revision to SCHOLASTIC LITERACY PLACE.

ACQUISITIONS

In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such opportunities and prospects. Consistent with this strategy, in June 1998 the Company acquired certain assets of Pages Book Fairs, Inc. for approximately $10.5.

SCHOLASTIC CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(DOLLARS IN MILLIONS)

================================================================================

FINANCING

The Company currently maintains two unsecured credit facilities which provide for aggregate borrowings of up to $170.0 (with a right, in certain circumstances, to increase to $195.0), including the issuance of up to $10.0 of letter of credit. The Company uses these facilities to fund seasonal cash flow needs and other working capital requirements. At August 31, 1998, the Company had $68.3 in borrowings outstanding under these facilities at a weighted average interest rate of 6.07%. These two facilities expire May 31, 2000. The Company anticipates extending or replacing these facilities during fiscal 1999. The Company does not anticipate any difficulty in negotiating satisfactory credit arrangements.

In addition, unsecured lines of credit available to the Company's United Kingdom, Canadian and Australian operations totaled $40.5 at August 31, 1998. These lines are used primarily to fund working capital needs. At August 31, 1998, $14.1 in borrowings were outstanding under these lines at a weighted average interest rate of 6.22%.

The Company believes its existing cash position, combined with funds generated from operations and funds available under the Loan Agreement and the Revolver, will be sufficient to finance its ongoing working capital requirements for the remainder of the fiscal year.

YEAR 2000 UPDATE

As previously reported, management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the Year 2000, as well as to identify and address any other Year 2000 operational issues which may affect the Company. Progress reports on the Company's Year 2000 program are presented regularly to the Company's Board of Directors and senior management.

The Company's Year 2000 program, which was commenced in July 1997 and is administered by internal staff and outside consultants, consists of the following three components relating to the Company's operations: (i) information technology ("IT") computer systems and applications which may be impacted by the Year 2000 problem and the actions related thereto, (ii) non-IT systems and equipment which include embedded technology which may be impacted by the Year 2000 problem and the actions related thereto and (iii) third party suppliers and customers with which the Company has material relationships which could adversely affect the Company if such parties fail to be Year 2000 compliant and the actions related thereto.

The general phases common to all three components of the Company's Year 2000 program are: (1) ASSESSMENT (the identification, assessment and prioritization of the Year 2000 issues facing the Company in each of the above areas and the actions to be taken in respect of such issues or items); (2) REMEDIATION (implementation of the specific actions determined upon assessment, including repair, modification or replacement of items that are determined not to be Year 2000 compliant); (3) TESTING (testing of the new or modified information systems, other systems, and

SCHOLASTIC CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(DOLLARS IN MILLIONS)

================================================================================

equipment to verify the Year 2000 readiness); (4) CONTINGENCY PLANNING (designing contingency and business continuation plans for each Company business unit and location); and (5) IMPLEMENTATION (actual operation of such systems and equipment and, if necessary, the actual implementation of any contingency plans in the event Year 2000 problems occur, notwithstanding the Company's remediation program).

The progress to date of the three components of the Company's Year 2000 program for principal systems, applications or issues affected by the Year 2000 is as follows:

IT SYSTEMS AND APPLICATIONS. The principal IT systems and applications of the Company affected by Year 2000 issues are: order entry, purchasing, distribution and financial reporting. Issues related to vendor supplied software include financial reporting and certain infrastructure and operating system software. The Company has completed the Assessment phase with respect to its principal IT systems and applications and has begun remediation. In addition, a test plan is in place. The Company anticipates that the Remediation phase related to these principal systems and applications should be completed by the end of March 1999 and that the Testing, Contingency Planning and Implementation phases should be substantially completed by the end of May 1999. In addition to the foregoing, the Company expects to implement the remainder of Year 2000 remediated IT systems and applications based on current assessments prior to August 31, 1999. Excluding normal system upgrades, the Company estimates that total costs for conversion and testing of new or modified IT systems and applications will aggregate approximately $9.0 to $11.5 through fiscal 2000, of which an aggregate of $3.0 had been incurred to date. Total conversion and testing costs through fiscal 1999 are estimated at $8.5.

NON-IT SYSTEMS AND EQUIPMENT. The principal non-IT systems and equipment of the Company incorporating embedded technology affected by Year 2000 issues include: security systems, phone systems, business machines and computers and distribution systems. The Company has completed the Assessment of its principal non-IT software and applications and has begun remediation. The Company anticipates the Remediation phase related to these principal systems should be substantially completed by the end of March 1999 and that the Testing, Contingency Planning and Implementation phases should be substantially completed by the end of May 1999. In addition to the foregoing, based on current assessments, the Company expects to implement the remainder of Year 2000 remediated non-IT systems and applications prior to August 31, 1999. The Company estimates that total costs for modifying or replacing new systems and equipment in this area will be approximately $0.5 through fiscal 2000, of which an aggregate of $0.05 has been incurred to date. Total modification and replacement costs through fiscal 1999 are estimated at $0.45.

MATERIAL THIRD PARTY RELATIONSHIPS. Material third party supplier relationships affected by Year 2000 issues relate primarily to printing, paper and paper supplies, distribution, fulfillment, licensing and financial services. No single customer or small group of customers are material to the Company's financial condition. The Assessment and Remediation phases for determining the Year 2000 readiness of the Company's principal suppliers is an ongoing process. Substantially

SCHOLASTIC CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(DOLLARS IN MILLIONS)

================================================================================

all of the Company's principal suppliers have reported that they have initiated Year 2000 programs. The Company will seek updates from these parties to attempt to ascertain the adequacy of their programs as it relates to the Company. Testing of critical systems or services will be done on an as needed basis. The Company anticipates that it will develop contingency plans with respect to its principal third party suppliers by the end of May 1999. There can be no assurance, however, that the Company will be able to predict adequately Year 2000 problems experienced by its suppliers or to develop adequate contingency plans related thereto. The costs to the Company in implementing its Year 2000 program in this area, excluding costs due to unanticipated third party Year 2000 problems, will principally consist of internal staff costs, which are not expected to be material.

Including the costs set forth above, the Company estimates that total program costs for implementing its Year 2000 program will be $10.0 to $12.0, of which total program costs to date have been $3.0. Total program costs through fiscal 1999 are estimated at $9.0. These costs include costs related to the matters described above, as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the Company for the Year 2000. The costs do not include internal staff costs incurred or to be incurred, in connection with the implementation of the program. Costs are generally expected to be expensed as incurred, and it is expected that such costs will be funded by cash generated from the Company's operations or borrowings under its credit agreements. The above-stated amounts have been budgeted for the appropriate fiscal years. Projected Year 2000 costs for fiscal 1999 comprise approximately 25% to 30% of the Company's IT budget for that period. Based on the current progress of the Company's Year 2000 program, the Company anticipates its Year 2000 program to be substantially completed by August 31, 1999. As a result of the Company's Year 2000 program, it is expected that there will be delays in other new and continuing IT projects. However, no material adverse affect is anticipated from such delays as the Company has procedures in place in an effort to ensure that critical projects will be handled in a timely manner. The cost of the Company's Year 2000 program and the dates on which the Company plans to complete the components of the Year 2000 program are based on management's best estimates, which were derived utilizing numerous assumptions of future events, many of which are beyond the Company's control.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations of the Company. Such failures could materially and adversely affect the Company's financial condition, results of operations and cash flows. Based on current plans and assumptions, the Company does not expect that the Year 2000 issue will have a material adverse impact on the Company as a whole. Due to the general uncertainty inherent in the Year 2000 problem, however, there can be no assurance that all Year 2000 problems will be foreseen and corrected, or if foreseen, corrected on a timely basis, or that no material disruption to the Company's business or operations will occur. Further, the Company's expectations are based on the assumption that there will be no general failure of external local, national or international systems (including power, communication, postal or other transportation systems) necessary for the ordinary conduct of business. The Company is

SCHOLASTIC CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(DOLLARS IN MILLIONS)

================================================================================

currently assessing those scenarios in which unexpected failures would have a material adverse effect on the Company and will attempt to develop contingency plans designed to deal with such scenarios. There can be no assurance, however, that successful contingency plans can, in fact, be developed or implemented.

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

SCHOLASTIC CORPORATION

================================================================================

ITEM 1.    LEGAL PROCEEDINGS

As previously reported, two subsidiaries of the Company are defendants and counterclaim plaintiffs in litigation with Parachute Press, Inc. ("Parachute"), the licensor of certain publication and nonpublication rights to the Goosebumps series. The action was commenced by Parachute following repeated notices from the Company to Parachute of material breaches by Parachute of the agreements under which such rights are licensed and the exercise by the Company of its contractual remedies under the agreements. The action, PARACHUTE PRESS, INC. V. SCHOLASTIC INC., SCHOLASTIC PRODUCTIONS, INC. AND SCHOLASTIC ENTERTAINMENT, INC. (97 Cir. 8510 (JFK), was commenced on November 14, 1997 in the United States District Court for the Southern District of New York. Parachute amended its complaint on December 9, 1997 and on April 1, 1998. In its amended complaint, Parachute alleges that the exercise of such remedies was improper and seeks declaratory relief and unspecified damages for, among other claims, alleged breaches of contract, copyright infringement and acts of unfair competition. Damages sought by Parachute included the payment of a total of approximately $36.1 of advances over the term of the contract, of which approximately $15.3 had been paid at the time the litigation began. The Company seeks declaratory relief and damages for, among other claims, breaches of contract and acts of unfair competition. Damages sought by the Company included repayment by Parachute of a portion of the $15.3 advance already paid at the time the litigation began. The litigation is still in the preliminary stages and discovery has begun. The Company has filed a motion to dismiss the matter. On October 13, 1998, Parachute filed a motion for partial summary judgment. The Company intends to vigorously defend the lawsuit and pursue its counterclaims. The Company does not believe that this dispute will have a material adverse effect on its financial condition.

ITEM 5.    OTHER INFORMATION

On September 16, 1998, the Board of Directors of the Company approved, subject to approval of the holders of the Company's Class A Stock, two new employee benefit programs - the Scholastic Corporation 1998 Employee Stock Purchase Plan and the Scholastic Corporation Management Stock Purchase Plan (collectively, the "Plans"). The Plans are designed to encourage broad-based employee stock ownership by enabling eligible employees of the Company to acquire the Company's Common Stock, $.01 par value (the "Common Stock"). An aggregate 350,000 shares of Common Stock have been reserved for issuance under the Plans.

As reported in the Company's Proxy Statement, dated August 26, 1998, for its 1998 annual meeting of stockholders, a description of the proposed Plans will be provided to the holders of Common Stock for their information, prior to seeking the approval of the holders of Class A Stock. The Company will seek approval of the Plans by unanimous written consent of the holders of the Class A Stock prior to December 1, 1998.

SCHOLASTIC CORPORATION

================================================================================

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:


           Exhibit
           Number         Description of Document
           ------         -----------------------


           10.13          Amendment No. 1 to the Scholastic Corporation
                            1995 Stock Option Plan, dated September 16, 1998.


           27             Financial Data Schedule


(b) Reports on Form 8-K.

           - No current report on form 8-K was filed during the first quarter ended August 31, 1998.


--------------------------------------------------------------------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 SCHOLASTIC CORPORATION
                                                 (Registrant)






Date: October 15, 1998                           /s/ RICHARD ROBINSON
                                                 ------------------------------
                                                 Chairman of the Board,
                                                 President, Chief Executive
                                                 Officer and Director





Date: October 15, 1998                           /s/ KEVIN J. MCENERY
                                                 ----------------------------
                                                 Executive Vice President and
                                                 Chief Financial   Officer

SCHOLASTIC CORPORATION
FORM 10-Q FOR QUARTERLY PERIOD ENDED AUGUST 31, 1998
EXHIBIT INDEX

================================================================================


Exhibit Number      Description of Document         Page Number in Sequentially
--------------      -----------------------         ---------------------------
                                                          Numbered Copy
                                                          -------------

Exhibit 10.13       Form of Stock Option                       E-1
                    Agreement for Scholastic
                    Corporation 1995
                    Stock Option Plan.

Exhibit 27          Financial Data Schedule.                   E-2