Form 10-Q/A
period 1998-08-31
SCHOLASTIC CORP
filed 1998-10-16
CIK 866729

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A


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


                                                 SCHOLASTIC CORPORATION
                                                 (Registrant)






Date: October 16, 1998                           /s/ RICHARD ROBINSON
                                                 ------------------------------
                                                 Chairman of the Board,
                                                 President, Chief Executive
                                                 Officer and Director





Date: October 16, 1998                           /s/ KEVIN J. MCENERY
                                                 ----------------------------
                                                 Executive Vice President and
                                                 Chief Financial   Officer