Form 10-Q/A
period 1998-08-31
SCHOLASTIC CORP
filed 1998-10-27
CIK 866729

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

                                 Amendment No. 2

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
                                                                       ========               ========               ========

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED, AMOUNTS IN MILLIONS)

==========================================================================================
                                                             THREE MONTHS ENDED AUGUST 31,

                                                                  1998           1997
                                                                  ----           ----

NET CASH USED IN OPERATING ACTIVITIES                          $  (37.3)       $  (42.9)


CASH FLOWS USED IN INVESTING ACTIVITIES:
   Business and trademark acquisition-related payments            (11.7)           (0.4)
   Prepublication costs                                            (6.7)           (5.5)
   Production costs                                                (6.6)           (3.5)
   Additions to property, plant and equipment                      (5.4)           (2.5)
   Royalty advances                                                (4.2)           (6.7)
   Other                                                           (1.8)           (0.8)
                                                               --------        --------
   Net cash used in investing activities                          (36.4)          (19.4)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Borrowings under loan agreement and revolver                   120.5           100.3
   Repayments of loan agreement and revolver                      (57.4)          (47.3)
   Borrowings under lines of credit                                22.4            12.5
   Repayments of lines of credit                                  (17.2)           (6.6)
   Other                                                            1.4            (0.1)
                                                               --------        --------
   Net cash provided by financing activities                       69.7            58.8
                                                               --------        --------
Net decrease in cash and cash equivalents                          (4.0)           (3.5)

Cash and cash equivalents at beginning of period                    5.1             4.9
                                                               --------        --------

Cash and cash equivalents at end of period                     $    1.1        $    1.4
                                                               ========        ========

SUPPLEMENTAL INFORMATION:
   Income taxes paid                                           $    0.2        $    0.7
   Interest paid                                               $    7.5        $    8.1



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


                                                 SCHOLASTIC CORPORATION
                                                 (Registrant)






Date: October 27, 1998                           /s/ RICHARD ROBINSON
                                                 ------------------------------
                                                 Chairman of the Board,
                                                 President, Chief Executive
                                                 Officer and Director





Date: October 27, 1998                           /s/ KEVIN J. MCENERY
                                                 ----------------------------
                                                 Executive Vice President and
                                                 Chief Financial   Officer