Form 10-Q
period 1998-11-30
SCHOLASTIC CORP
filed 1999-01-14
CIK 866729

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

For the quarterly period                        Commission File Number:  0-19860
ended November 30, 1998

                             SCHOLASTIC CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                        13-3385513
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

   555 BROADWAY, NEW YORK, NEW YORK                          10012
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code (212-343-6100)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Title                           Number of shares outstanding
                of each class                         as of December 31, 1998
        -----------------------------               ----------------------------
        Common Stock, $.01 par value                         15,585,530
        Class A Stock, $.01 par value                         828,100

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998 INDEX
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                                                            PAGE
                                                                                                          ----
         Item 1. Financial Statements

                  Condensed Consolidated Statement of Operations for the
                  Three and Six Months Ended November 30, 1998 and 1997                                    1

                  Condensed Consolidated Balance Sheet at November 30, 1998
                  and 1997 and May 31, 1998                                                                2

                  Condensed Consolidated Statement of Cash Flows for the
                  Six Months Ended November 30, 1998 and 1997                                              3

                  Notes to Condensed Consolidated Financial Statements                                     4

         Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               10

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                                                        16

         Item 4. Submission of Matters to a Vote of Securities Holders                                    16

         Item 6. Exhibits and Reports on Form 8-K                                                         17

SIGNATURES                                                                                                18

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SCHOLASTIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

                                                THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                   NOVEMBER 30,                              NOVEMBER 30,
                                             1998                 1997                  1998              1997
                                             ----                 ----                  ----              ----

Revenues ............................     $  403.2            $  354.8             $    553.4         $  521.4

Operating costs and expenses:
   Cost of goods sold ...............        187.3               176.6                  273.0            272.7
   Selling, general and
    administrative expenses .........        153.6               125.0                  236.5            206.8
   Depreciation .....................          4.2                 3.7                    8.2              7.1
   Goodwill and trademark
    amortization ....................          1.5                 1.9                    2.9              3.4
                                          --------            --------               --------         --------

Total operating costs and
   expenses .........................        346.6               307.2                  520.6            490.0

Operating income ....................         56.6                47.6                   32.8             31.4
Interest expense, net ...............          5.4                 5.6                    9.9             10.7
                                          --------            --------               --------         --------

Income before provision
   for income taxes .................         51.2                42.0                   22.9             20.7

Provision for income taxes ..........         19.5                16.0                    8.7              7.9
                                          --------            --------               --------         --------


Net income ..........................     $   31.7            $   26.0             $     14.2         $   12.8
                                          --------            --------               --------         --------
                                          --------            --------               --------         --------


Net income per Class A and Common share:
    Basic ...........................      $  1.94            $   1.61               $   0.87         $   0.79
    Diluted .........................      $  1.81            $   1.51               $   0.86         $   0.79


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(IN MILLIONS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

                                                      November 30, 1998            May 31, 1998            November 30, 1997
                                                   -------------------------    ------------------     -----------------------
                                                         (UNAUDITED)                                        (UNAUDITED)
ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents ...................       $     3.6                 $     5.1               $     4.3
    Accounts receivable less allowance for
      doubtful accounts .........................           191.4                     116.7                   168.3
    Inventories .................................           236.1                     199.3                   250.9
    Deferred taxes ..............................            41.9                      41.8                    29.9
    Prepaid and other deferred expenses .........            26.5                      19.8                    28.2
                                                        ---------                 ---------               ---------
      Total current assets ......................           499.5                     382.7                   481.6

    Property, plant and equipment, net ..........           141.3                     136.8                   134.3
    Prepublication costs ........................            85.1                      86.3                    97.5
    Other assets and deferred charges ...........           171.6                     159.5                   160.1
                                                        ---------                 ---------               ---------

      Total assets ..............................         $ 897.5                   $ 765.3                 $ 873.5
                                                        ---------                 ---------               ---------
                                                        ---------                 ---------               ---------


LIABILITIES & STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Lines of credit .............................       $    19.4                  $    9.8                $    8.5
    Accounts payable ............................           103.1                      76.9                    87.0
    Accrued royalties ...........................            24.2                      19.4                    23.0
    Deferred revenue ............................            36.9                      10.5                    34.9
    Other accrued expenses ......................            68.0                      65.1                    69.7
                                                        ---------                 ---------               ---------
      Total current liabilities .................           251.6                     181.7                   223.1

  NONCURRENT LIABILITIES:
    Long-term debt ..............................           286.8                     243.5                   322.2
    Other noncurrent liabilities ................            24.1                      22.0                    18.4
                                                        ---------                 ---------               ---------
      Total noncurrent liabilities ..............           310.9                     265.5                   340.6

  STOCKHOLDERS' EQUITY:
    Class A Stock, $.01 par value ...............             0.0                       0.0                     0.0
    Common Stock, $.01 par value ................             0.2                       0.2                     0.2
    Additional paid-in capital ..................           207.5                     205.1                   204.2
    Accumulated earnings ........................           168.8                     154.6                   143.8
    Accumulated other comprehensive income:
     Foreign currency translation adjustment ....            (4.7)                     (5.0)                   (1.6)
    Less shares held in treasury ................           (36.8)                    (36.8)                  (36.8)
                                                        ---------                 ---------               ---------

      Total stockholders' equity ................           335.0                     318.1                   309.8
                                                        ---------                 ---------               ---------
                                                         $  897.5                  $  765.3                $  873.5
                                                        ---------                 ---------               ---------
                                                        ---------                 ---------               ---------


--------------------------------------------------------------------------------

   SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN MILLIONS)

--------------------------------------------------------------------------------

                                                                                SIX MONTHS ENDED NOVEMBER 30,
                                                                                   1998                 1997
                                                                                   ----                 ----
     NET CASH PROVIDED BY OPERATING ACTIVITIES ........................         $   3.2              $   5.1


     CASH FLOWS USED IN INVESTING ACTIVITIES:

        Prepublication costs ..........................................           (16.3)               (11.6)
        Business and trademark acquisition-related payments ...........           (11.7)                (0.4)
        Additions to property, plant and equipment ....................           (11.4)                (8.5)
        Royalty advances ..............................................           (11.3)               (13.4)
        Production costs ..............................................           (10.9)                (7.7)
        Other .........................................................            (1.5)                (1.7)
                                                                               --------           -----------
        Net cash used in investing activities .........................           (63.1)               (43.3)

     CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
        Borrowings under loan agreement and revolver ..................           158.2                165.9
        Repayments of loan agreement and revolver .....................          (112.1)              (131.8)
        Borrowings under lines of credit ..............................            34.9                 24.2
        Repayments of lines of credit .................................           (25.0)               (20.8)
        Other .........................................................             2.4                  0.1
                                                                               --------           -----------
        Net cash provided by financing activities .....................            58.4                 37.6
                                                                               --------           -----------
     Net decrease in cash and cash equivalents ........................            (1.5)                (0.6)

     Cash and cash equivalents at beginning of period .................             5.1                  4.9
                                                                               --------           -----------

     Cash and cash equivalents at end of period .......................         $   3.6           $      4.3
                                                                               --------           -----------
                                                                               --------           -----------

      SUPPLEMENTAL INFORMATION:
        Income taxes paid .............................................         $   1.4           $      1.4
        Interest paid .................................................         $   9.3           $     10.0



--------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

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

The results of operations for the three and six months ended November 30, 1998 and 1997 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the prior year's November 30 balance sheet is included for comparative purposes.

Certain prior year amounts have been reclassified in the accompanying consolidated condensed financial statements to conform to the current year presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Significant estimates that affect the financial statements include, but are not limited to, book returns, recoverability of inventory, recoverability of advances to authors, amortization periods and recoverability of prepublication costs.

3.  RECENT ACCOUNTING PRINCIPLES

Effective February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." Earnings per share amounts for all periods have

SCHOLASTIC CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


3.  RECENT ACCOUNTING PRINCIPLES (CONTINUED)

been restated to conform with SFAS 128. The calculations of basic and diluted earnings per share are presented in Note 6.

Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement establishes the standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The components of comprehensive income are described in Note 7.

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

4. DEBT

LOAN AGREEMENT. The Company and Scholastic Inc. are joint and several borrowers under a Loan Agreement (the "Loan Agreement") with certain banks which provides for revolving credit loans and letters of credit. On April 11, 1995, the Company amended and restated the Loan Agreement, extending the expiration date to May 31, 2000 and expanding the facility to $135.0, with a right, in certain circumstances, to increase it to $160.0. The Loan Agreement was last amended on November 28, 1997. Interest charged under this facility is either at the prime rate or .325% to .90% over LIBOR (as defined). There is a commitment fee charged which ranges from .10% to .3625% on the unused portion. The amounts charged vary based upon certain financial measurements. The Loan Agreement contains certain financial covenants related to debt to overall capital and interest coverage ratios (as defined), and limits dividends and other

SCHOLASTIC CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

4.  DEBT (CONTINUED)

distributions. At November 30, 1998, an aggregate of $20.0 of borrowings and $1.0 of letters of credit were outstanding under the Loan Agreement.

REVOLVER. The Company and Scholastic Inc. (the "Borrowers") have entered into a Revolving Loan Agreement (the "Revolver") with Sun Bank, N. A., which provides for revolving credit loans and expires on May 31, 2000. The Revolver has certain financial covenants related to debt to overall capital and interest coverage ratios (as defined) and limits dividends and other distributions. On August 14, 1996, the Revolver was amended to increase the aggregate principal amount to $35.0 and was last amended on November 28, 1997. At November 30, 1998, the aggregate amount of borrowings under the Revolver was $28.4.

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

OTHER - SHORT-TERM LINES OF CREDIT. At November 30, 1998, the Company's international subsidiaries had lines of credit available of $33.1. There was $19.4 outstanding under these credit lines at November 30, 1998.

5.  CONTINGENCIES

In connection with the previously reported case, IN RE SCHOLASTIC SECURITIES LITIGATION, 97 Civ. 2447 (JFK) (S.D.N.Y.) filed against the Company and certain officers, the United States District Court for the Southern District of New York issued an order, dated December 14, 1998, granting

SCHOLASTIC CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


5.  CONTINGENCIES (CONTINUED)

the Company's motion to dismiss the Consolidated Amended Complaint (the "Complaint"). The Complaint was filed on August 13, 1997 and alleged, among other things, violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder, resulting from purportedly false and misleading statements to the investing public concerning the financial condition of the Company. In dismissing the Complaint, the Court held that Plaintiffs failed to state a claim upon which relief can be granted and granted Plaintiffs leave to amend and re-file the Complaint. The Company continues to believe that the litigation is without merit. Should the Plaintiffs amend the Complaint or appeal the decision, the Company plans to continue to vigorously defend against it.

As previously reported, two subsidiaries of the Company are also defendants and counterclaim plaintiffs in litigation with Parachute Press, Inc. ("Parachute"), the licensor of certain publication and non-publication rights to the GOOSEBUMPS-Registered Trademark- series. The action was commenced by Parachute following repeated notices from the Company to Parachute of material breaches by Parachute of the agreements under which such rights are licensed and the exercise by the Company of its contractual remedies under the agreements. Parachute alleges that the exercise of such remedies was improper and seeks declaratory relief and unspecified damages for, among other claims, alleged breaches of contract, copyright infringement and acts of unfair competition. Damages sought by Parachute include the payment of a total of approximately $36.1 of advances over the term of the contract, of which approximately $15.3 had been paid at the time the litigation began. The Company seeks declaratory relief and damages for, among other claims, breaches of contract and acts of unfair competition. Damages sought by the Company include repayment by Parachute of a portion of the $15.3 advance already paid at the time the litigation began. The litigation is still in the preliminary stages and discovery has begun. The Company has filed a motion to dismiss and Parachute has filed a motion for partial summary judgement. The Company believes that Parachute's claims are without merit. The Company intends to vigorously defend the lawsuit and pursue its counterclaims. The Company does not believe that this dispute will have a material adverse effect on its financial condition.

The Company is also engaged in various legal proceedings incident to its normal business activities. In the opinion of the Company, none of such proceedings is material to the consolidated financial position of the Company.

SCHOLASTIC CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


6.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    NOVEMBER 30,                     NOVEMBER 30,
                                                                1998            1997             1998            1997
                                                            -------------    ------------    -------------    ------------

Net income ...........................................          $ 31.7          $ 26.0         $ 14.2           $ 12.8
Effect of debentures (1) .............................             0.9             0.9             --               --
                                                                 -----           -----          -----            -----

Net income for diluted earnings per share ............          $ 32.6          $ 26.9         $ 14.2           $ 12.8
                                                                 -----           -----          -----            -----
                                                                 -----           -----          -----            -----


Weighted average Class A and Common shares
  outstanding for basic earnings per share ...........            16.3            16.2           16.3             16.2
Effect of debentures (1) .............................             1.4             1.4             --               --
Effect of employee stock options .....................             0.3             0.2            0.3              0.1
                                                                 -----           -----          -----            -----

Weighted average Class A and Common shares
  outstanding for diluted earnings per share .........            18.0            17.8           16.6             16.3
                                                                 -----           -----          -----            -----
                                                                 -----           -----          -----            -----

Net income per Class A and Common share:
  Basic ..............................................          $ 1.94          $ 1.61         $ 0.87           $ 0.79
  Diluted ............................................          $ 1.81          $ 1.51         $ 0.86           $ 0.79

--------------------------------------------------------------------------------

(1) For the six months ended November 30, 1998 and 1997, the effect of the Debentures on the weighted average Class A and Common shares outstanding for diluted earnings per share was anti-dilutive and, therefore, is not included in the calculation.

SCHOLASTIC CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

7. COMPREHENSIVE INCOME

The Company's comprehensive income is set forth in the following table:

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              NOVEMBER 30,                     NOVEMBER 30,
                                                         1998             1997             1998            1997
                                                         ----             ----             ----            ----
Net income                                              $ 31.7           $ 26.0           $ 14.2          $ 12.8

Other comprehensive income/(loss):
  Foreign currency translation adjustment
  net of provision or benefit for income taxes
                                                          0.3              0.6              0.1             (0.5)
                                                      -------          -------          -------         --------

Comprehensive income                                  $  32.0         $   26.6          $  14.3         $   12.3
                                                      -------          -------          -------         --------
                                                      -------          -------          -------         --------

SCHOLASTIC CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
(IN MILLIONS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Revenues for the quarter ended November 30, 1998 increased 14% to $403.2 from $354.8 in the comparable quarter of the prior fiscal year primarily due to a $55.2, or 23%, increase in domestic book publishing revenues. Book club and book fair revenues increased by approximately 20% over the comparable quarter of the prior fiscal year. Book club revenues benefited from increased orders and higher revenue per order. Book fairs held a greater number of fairs due in part to the acquisition of the assets of Pages Book Fairs in the first quarter of this fiscal year (the "Pages Acquisition"). Fairs also benefited from higher revenue from the continued growth of fairs that feature a broader product selection. Trade revenues increased by more than 30% due to the continued success of Scholastic branded properties, such as ANIMORPHS-TM-, DEAR AMERICA-Registered Trademark-, I SPY, CLIFFORD THE BIG RED DOG-Registered Trademark- and SCHOLASTIC REFERENCE-TM- books, combined with the successful launch of licensed TELETUBBIES-TM- titles, based on the media property.
Media, TV/movie productions and licensing revenues increased 15% to $24.4 in the quarter ended November 30, 1998 from $21.2 in the comparable quarter of the prior fiscal year. This increase resulted largely from a more than 25% increase in software revenues related to the success of school-based Software Clubs and retail sales of the Scholastic branded CD-ROM, I SPY. Further, while international revenues increased modestly as measured in local currency, international sales generally were adversely impacted by foreign currency translation due to the stronger US dollar, lower revenue in the United
Kingdom and delays in the effective implementation of a new Canadian distribution system. Total revenues for the six months ended November 30, 1998 increased 6% to $553.4 from $521.4 in the comparable period of the prior fiscal year.

As a percentage of revenue, cost of goods sold decreased by approximately 3.0% for both the three months and six months ended November 30, 1998, over the comparable periods of the prior year. The decrease in cost of goods sold as a percentage of revenue is due to a change in product mix and improved purchasing terms, as well as modifying specifications in an effort to lower product costs. Selling, general, and administrative expenses as a percentage of revenue increased by approximately 3.0% for both the three months and six months ended November 30, 1998, over the comparable periods of the prior year, reflecting additional operating expenses related to the Pages Acquisition and Year 2000 computer readiness costs, as well as other increases in spending due to higher book club and book fair activity. In addition, international operating costs reflect the additional costs incurred by the Canadian subsidiary due to delays in the effective implementation of a new distribution system.

Operating income for the quarter ended November 30, 1998 increased by 19% to $56.6 from $47.6 in the comparable quarter of the prior fiscal year. Operating income for the six months ended November 30, 1998 increased by $1.4, or 5%, versus the six months ended November 30, 1997.

SCHOLASTIC CORPORATION
ITEM 2. MD&A (CONTINUED)
(IN MILLIONS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

Net income for the quarter ended November 30, 1998 was $31.7, or $1.81 per diluted share, versus $26.0, or $1.51 per diluted share, in the comparable quarter of the prior year. Net income for the six months ended November 30, 1998 was $14.2, or $0.86 per diluted share, versus $12.8, or $0.79 per diluted share for the six months ended November 30, 1997.

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

For the June through September time period, the Company experiences negative cash flow due to the seasonality of its business. Historically, as a result of the Company's business cycle, borrowings have increased during June, July and August and generally have peaked in September or October, and have been at the lowest point in May.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $1.5 during the six month period ended November 30, 1998, compared to a decrease of $0.6 during the comparable period in the prior fiscal year.

For the six months ended November 30, 1998 and 1997, net cash provided by financing activities was $58.4 and $37.6, respectively. Financing activities primarily consisted of borrowings and repayments under the Company's Loan Agreement and the Revolver. Borrowings under these facilities have been a primary source of the Company's liquidity.

Cash used in investing activities was $63.1 and $43.3 for the first six months of fiscal 1999 and 1998, respectively. Investing activities consist primarily of prepublication costs, business and trademark acquisition-related payments, capital expenditures, royalty advances and production cost expenditures. Business and trademark acquisition-related payments were $11.7 for the six months ended November 30, 1998 and consist primarily of the Pages Acquisition. Prepublication cost expenditures increased $4.7 to $16.3 during the first six months of fiscal 1999 over the comparable period in the prior fiscal year largely due to the planned revision to SCHOLASTIC LITERACY PLACE-Registered Trademark-. Production cost expenditures increased $3.2 to $10.9 for the first six months of fiscal 1999 versus $7.7 in the comparable period of the prior fiscal year, resulting primarily from increased production costs associated with the first season of the ANIMORPHS-TM-.

SCHOLASTIC CORPORATION
ITEM 2. MD&A (CONTINUED)
(IN MILLIONS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

and DEAR AMERICA-TM- television series partially offset by decreased costs associated with the GOOSEBUMPS-Registered Trademark- series.

Capital expenditures increased $2.9 to $11.4 for the six months ended November 30, 1998 versus $8.5 in the comparable period of the prior fiscal year, largely due to the equipping of a new office and distribution facility for the Company's Canadian subsidiary. Royalty advances decreased $2.1 from fiscal 1998 to $11.3 in the first six months of fiscal 1999 reflecting the cessation of monthly advance payments related to the GOOSEBUMPS contract extension.

ACQUISITIONS

In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such opportunities and prospects.

FINANCING

The Company currently maintains two unsecured credit facilities which provide for aggregate borrowings of up to $170.0 (with a right, in certain circumstances, to increase to $195.0), including the issuance of up to $10.0 of letters of credit. The Company uses these facilities to fund seasonal cash flow needs and other working capital requirements. At November 30, 1998, the Company had $48.4 in borrowings outstanding under these facilities at a weighted average interest rate of 6.31%. These two facilities expire May 31, 2000. The Company anticipates extending or replacing these facilities during calendar 1999. The Company does not anticipate any difficulty in negotiating satisfactory credit arrangements.

In addition, unsecured lines of credit available to the Company's United Kingdom, Canadian and Australian operations totaled $33.1 at November 30, 1998. These lines are used primarily to fund working capital needs. At November 30, 1998, $19.4 in borrowings were outstanding under these lines at a weighted average interest rate of 6.98%.

The Company believes its existing cash position, combined with funds generated from operations and funds available under the Loan Agreement and the Revolver, will be sufficient to finance its ongoing working capital requirements for the remainder of the fiscal year.

SCHOLASTIC CORPORATION
ITEM 2. MD&A (CONTINUED)
(IN MILLIONS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

YEAR 2000 READINESS DISCLOSURE

As previously reported, management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the Year 2000, as well as to identify and address any other Year 2000 operational issues which may affect the Company. Progress reports on the Company's Year 2000 program are presented regularly to the Company's Board of Directors and senior management.

The Company's Year 2000 program, which was commenced in July 1997 and is administered by internal staff and outside consultants, consists of the following three components relating to the Company's operations: (i) information technology ("IT") computer systems and applications which may be impacted by the Year 2000 problem and the actions related thereto, (ii) non-IT systems and equipment which include embedded technology which may be impacted by the Year 2000 problem and actions related thereto and (iii) third party suppliers and customers with which the Company has material relationships and which could adversely affect the Company if such parties fail to be Year 2000 compliant and the actions related thereto.

The general phases common to all three components of the Company's Year 2000 program are: (1) ASSESSMENT (the identification, assessment and prioritization of the Year 2000 issues facing the Company in each of the above areas and the actions to be taken in respect of such issues or items); (2) REMEDIATION (implementation of the specific actions determined upon assessment, including repair, modification or replacement of items that are determined not to be Year 2000 compliant); (3) TESTING (testing of the new or modified information systems, other systems, and equipment to verify the Year 2000 readiness); (4) CONTINGENCY PLANNING (designing appropriate contingency and business continuation plans for each Company business unit and location); and (5) IMPLEMENTATION (actual operation of such systems and equipment and, if necessary, the actual implementation of any contingency plans in the event Year 2000 problems occur, notwithstanding the Company's remediation program).

The progress to date of the three components of the Company's Year 2000 program for principal systems, applications or issues affected by the Year 2000 is as follows:

IT SYSTEMS AND APPLICATIONS. The principal IT systems and applications of the Company affected by Year 2000 issues are: order entry, purchasing, distribution and financial reporting. Issues related to vendor supplied software include financial reporting and certain infrastructure and operating system software. The Company has substantially completed the Assessment phase with respect to its principal IT systems and applications. In addition, the Company anticipates that the Remediation phase related to these principal systems and applications should be substantially completed by the end of February 1999 and that the Testing, Contingency Planning and Implementation phases should be substantially completed by the end of May 1999. A test plan is in place. In addition to the foregoing, the Company expects to implement the remainder of Year 2000 remediated IT systems and applications based on current assessments prior to August 31, 1999. Excluding normal system upgrades, the Company estimates that total costs for conversion

SCHOLASTIC CORPORATION
ITEM 2. MD&A (CONTINUED)
(IN MILLIONS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

and testing of new or modified IT systems and applications will aggregate approximately $9.0 to $11.5 through fiscal 2000, of which an aggregate of $4.3 has been incurred to date. Total conversion and testing costs through fiscal 1999 are estimated at $8.5

NON-IT SYSTEMS AND EQUIPMENT. The principal non-IT systems and equipment of the Company incorporating embedded technology affected by Year 2000 issues include: security systems, phone systems, business machines, computers and distribution systems. The Company has substantially completed the Assessment of its principal non-IT software and applications and has begun remediation. The Company anticipates the Remediation phase related to these principal systems should be substantially completed by the end of March 1999 and that the Testing, Contingency Planning and Implementation phases should be substantially completed by the end of May 1999. In addition to the foregoing, based on current assessments, the Company expects to implement the remainder of Year 2000 remediated non-IT systems and applications prior to August 31, 1999. The Company estimates the total costs for modifying or replacing new systems and equipment in this area will be approximately $0.5 through fiscal 2000, of which an aggregate of $0.1 has been incurred to date. Total modification and replacement costs through fiscal 1999 are estimated at $0.4.

MATERIAL THIRD PARTY RELATIONSHIPS. Material third party supplier relationships affected by Year 2000 issues relate primarily to printing, paper supplies, distribution, fulfillment, licensing and financial services. No single customer or small group of customers are material to the Company's financial condition. The Assessment and Remediation phases for determining the Year 2000 readiness of the Company's principal suppliers is an ongoing process. Substantially all of the Company's principal suppliers have reported that they have initiated Year 2000 programs. The Company will seek updates from these parties to attempt to ascertain the adequacy of their programs as it relates to the Company. Testing of critical systems or services will be done on an as needed basis. The Company anticipates that it will develop contingency plans with respect to its principal third party suppliers by the end of May 1999. There can be no assurance, however, that the Company will be able to predict adequately Year 2000 problems experienced by its suppliers or to develop adequate contingency plans related thereto. The costs to the Company in implementing its Year 2000 program in this area, excluding costs due to unanticipated third party Year 2000 problems, will principally consist of internal staff costs, which are not expected to be material.

Including the costs set forth above, the Company estimates that total program costs for implementing its Year 2000 program, which includes total costs noted above for IT systems and applications, will be $10.0 to $12.0, of which total program costs to date have been $4.3. Total program costs through fiscal 1999 are estimated at $9.0. These costs include costs related to the matters described above, as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the Company for the Year 2000. The costs do not include internal staff costs incurred or to be incurred, in connection with the implementation of the program. Costs are generally expected to be expensed as incurred, and it is expected that such costs will be funded by cash generated from the Company's operations or borrowings under its credit agreements. The above-stated amounts have been budgeted for the appropriated fiscal years. Projected Year 2000 costs for fiscal

SCHOLASTIC CORPORATION
ITEM 2. MD&A (CONTINUED)
(IN MILLIONS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

1999 comprise approximately 25% to 30% of the Company's IT budget for that period. Based on the current progress of the Company's Year 2000 program, the Company anticipates its Year 2000 program to be substantially completed by August 31, 1999. As a result of the Company's Year 2000 program, it is expected that there will be delays in other new and continuing IT projects. However, no material adverse effect is anticipated from such delays as the Company has procedures in place in an effort to ensure that critical projects will be handled in a timely manner. The cost of the Company's Year 2000 program and the dates on which the Company plans to complete the components of the Year 2000 program are based on management's best estimates, which were derived utilizing numerous assumptions of future events, many of which are beyond the Company's control.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations of the Company. Such failures could materially and adversely affect the Company's financial condition, results of operations and cash flows. Based on current plans and assumptions, the Company does not expect that the Year 2000 issue will have a material adverse impact on the Company as a whole. Due to the general uncertainty inherent in the Year 2000 problem, however, there can be no assurance that all Year 2000 problems will be foreseen and corrected, or if foreseen, corrected on a timely basis, or that no material disruption to the Company's business or operations will occur. Further, the Company's expectations are based on the assumption that there will be no general failure of external local, national or international systems (including power, communication, postal or other transportation systems) necessary for the ordinary conduct of business. The Company is currently assessing those scenarios in which unexpected failures would have a material adverse effect on the Company and will attempt to develop contingency plans designed to deal with such scenarios. There can be no assurance, however, that successful contingency plans can, in fact, be developed or implemented.

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

SCHOLASTIC CORPORATION
--------------------------------------------------------------------------------

ITEM 1.    LEGAL PROCEEDINGS

As previously reported, three purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and certain officers seeking, among other remedies, damages resulting from defendants' alleged violations of federal securities laws. The complaints have now been consolidated. The Consolidated Amended
Class Action Complaint (the "Complaint") was served and filed on August 13, 1997. The Complaint is styled as a class action, IN RE SCHOLASTIC SECURITIES LITIGATION, 97 Civ. 2447 (JFK), on behalf of all persons who purchased
Company common stock from December 10, 1996 through February 20, 1997. The Complaint alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, resulting from purported materially false and misleading statements to the investing public concerning the financial condition of the Company. Specifically, the Complaint alleges misstatements and omissions by the Company pertaining to adverse sales and returns of its popular GOOSEBUMPS-Registered Trademark-book series prior to the Company's interim earnings announcement on February 20, 1997. In an order dated December 14, 1998, the United States District Court for the Southern District of New York granted the Company's motion to dismiss the Complaint. In dismissing the Complaint, the Court held that Plaintiffs failed to state a claim upon which relief can be granted and granted Plaintiffs leave to amend and re-file the Complaint. The Company continues to believe that the litigation is without merit. Should the Plaintiffs amend the Complaint or appeal the decision, the Company plans to vigorously defend against it.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on September 16, 1998 (the "Meeting"). The following sets forth the results of the proposals presented at the Meeting voted upon by the stockholders of the Company entitled to vote thereon:

Holders of the 828,100 shares of Class A Stock (comprising all outstanding shares of Class A Stock) unanimously voted in favor of:

- Setting the number of directors constituting the Board of Directors at fifteen until the next annual meeting of the stockholders.

- Electing Richard Robinson, Rebeca M. Barrera, Helen V. Benham, Frederic J. Bischoff, John Brademas, John C. Burton, Charles T. Harris III, Andrew S. Hedden, Mae C. Jemison, Richard Krinsley, Augustus K. Oliver and Richard M. Spaulding as directors to serve until the next annual meeting of stockholders.

- Electing Ernst & Young as independent auditors for the fiscal year ending May 31, 1999.

- Amending the Company's 1995 Stock Option Plan to increase, by an additional 1,500,000 shares, the number of shares of the Company's Common Stock, $.01 par value, to be issued upon exercise of stock options granted thereunder.

SCHOLASTIC CORPORATION
--------------------------------------------------------------------------------

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

With respect to all matters voted on by the holders of the Class A Stock at the meeting, there were no abstentions or broker non-votes.

Holders of the Common Stock elected the following three nominees as directors to serve until the next annual meeting of stockholders. Votes cast by holders of the Common Stock were as follows:

                            NOMINEE                     FOR                  WITHHELD
                            -------                     ---                  --------
                       Ramon C. Cortines .........  11,769,678                21,251
                       Alonzo A. Crim ............  11,769,602                21,327
                       John G. McDonald ..........  11,769,340                21,589


There were no abstentions or broker non-votes with respect to this matter.

On November 30, 1998, the holders of the 828,100 shares of Class A Stock (comprising all outstanding shares of Class A Stock) unanimously approved by written consent, the Scholastic Corporation 1998 Employee Stock Purchase Plan and the Scholastic Corporation Management Stock Purchase Plan. There were no abstentions or broker non-votes in connection with this matter.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

                  Exhibit
                  Number      Description of Document
                  -------     -----------------------
                   27.1       Financial Data Schedule - November 30, 1998

                   27.2       Financial Data Schedule - Restated November 30, 1997

(b) Reports on Form 8-K.
           - A Current report on Form 8-K was filed on November 18, 1998, describing two stock-based employee plans to be submitted for approval by the holders of the Company's Class A Stock.


--------------------------------------------------------------------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SCHOLASTIC CORPORATION
                                         (Registrant)






Date: January 14, 1999                   /S/ RICHARD ROBINSON
                                         -------------------------------------
                                         Chairman of the Board,
                                         President, Chief Executive
                                         Officer and Director








Date: January 14, 1999                   /S/ KEVIN J. MCENERY
                                         ----------------------------------
                                         Executive Vice President and
                                         Chief Financial Officer

SCHOLASTIC CORPORATION
FORM 10-Q FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 1998
EXHIBIT INDEX

--------------------------------------------------------------------------------



Exhibit Number        Description of Document
--------------        -----------------------
 Exhibit 27.1         Financial Data Schedule
                         November 30, 1998

 Exhibit 27.2          Financial Data Schedule
                      Restated November 30, 1997
