Form 10-Q
period 1999-02-28
SCHOLASTIC CORP
filed 1999-04-14
CIK 866729

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

For the quarterly period ended                   Commission File Number: 0-19860
     February 28, 1999

                             SCHOLASTIC CORPORATION
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                   13-3385513
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

   555 BROADWAY, NEW YORK, NEW YORK                           10012
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




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title                                 Number of shares outstanding
       of each class                                 as of March 31, 1999
       -------------                                 --------------------

 Common Stock, $.01 par value                            15,628,739
 Class A Stock, $.01 par value                             828,100

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999
INDEX

---------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                                                            Page
                                                                                                          ----
         Item 1. Financial Statements

                  Condensed Consolidated Statement of Operations for the
                  Three and Nine Months Ended February 28, 1999 and 1998                                   1

                  Condensed Consolidated Balance Sheet at February 28, 1999
                  and 1998 and May 31, 1998                                                                2

                  Condensed Consolidated Statement of Cash Flows for the
                  Nine Months Ended February 28, 1999 and 1998                                             3

                  Notes to Condensed Consolidated Financial Statements                                     4

         Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                9

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                                                        15

         Item 6. Exhibits and Reports on Form 8-K                                                         16

SIGNATURES                                                                                                17

----------------------------------------------------------------------------------------------------------------


                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SCHOLASTIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)


-------------------------------------------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         FEBRUARY 28,              FEBRUARY 28,
                                                       1999         1998         1999        1998
                                                       ----         ----         ----         ----

Revenues                                            $   267.3    $   239.0    $   820.7    $   760.5

Operating costs and expenses:
   Cost of goods sold                                   133.5        121.8        406.6        394.5
   Selling, general and
    administrative expenses                             123.6        110.8        360.1        317.6
   Depreciation                                           4.2          3.6         12.4         10.8
   Goodwill and trademark
    amortization                                          1.1          1.6          3.9          5.0
   Impairment of assets                                    --         11.4           --         11.4
                                                   ----------    ---------   ----------   ----------

Total operating costs and
   expenses                                             262.4        249.2        783.0        739.3

Operating income/(loss)                                   4.9        (10.2)        37.7         21.2
Interest expense, net                                    (4.6)        (4.8)       (14.5)       (15.5)
Gain on sale of SOHO Group                                 --         10.0           --         10.0
                                                   ----------    ---------   ----------   ----------

Income/(loss) before
   provision/(benefit) for
   income taxes                                           0.3         (5.0)        23.2         15.7

Provision/(benefit) for income
   taxes                                                  0.1         (1.9)         8.8          6.0
                                                   ----------    ---------   ----------   ----------
Net income/(loss)                                   $     0.2    $    (3.1)   $    14.4    $     9.7
                                                   ----------    ---------   ----------   ----------
                                                   ----------    ---------   ----------   ----------
Net income/(loss) per Class A and Common share:
     Basic                                          $     0.01   $    (0.19)  $     0.88   $     0.60
     Diluted                                        $     0.01   $    (0.19)  $     0.86   $     0.60


-------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(IN MILLIONS, EXCEPT PER SHARE DATA)

------------------------------------------------------------------------------------------------------------------------------
                                                     February 28, 1999            May 31, 1998         February 28, 1998
                                                   -------------------------    ------------------     -----------------------
                                                         (UNAUDITED)                                        (UNAUDITED)
ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                           $     1.6                 $     5.1               $     0.9
    Accounts receivable less allowance for
      doubtful accounts                                     129.2                     116.7                   116.3
    Inventories                                             267.6                     199.3                   244.2
    Deferred taxes                                           48.1                      41.8                    29.9
    Prepaid and other deferred expenses                      24.2                      19.8                    27.8
                                                        ---------                 ---------               ---------
      Total current assets                                  470.7                     382.7                   419.1

    Property, plant and equipment, net                      143.0                     136.8                   132.9
    Prepublication costs                                     88.2                      86.3                    88.8
    Other assets and deferred charges                       170.1                     157.8                   161.6
                                                        ---------                  --------                --------
      Total assets                                       $  872.0                   $ 763.6                 $ 802.4
                                                        ---------                 ---------               ---------
                                                        ---------                 ---------               ---------
LIABILITIES & STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Lines of credit                                     $    15.7                 $     9.8               $     3.3
    Accounts payable                                        105.5                      76.9                    82.3
    Accrued royalties                                        35.6                      19.4                    31.4
    Deferred revenue                                         21.8                      10.5                    21.6
    Other accrued expenses                                   55.7                      65.1                    51.2
                                                        ---------                 ---------               ---------
      Total current liabilities                             234.3                     181.7                   189.8

  NONCURRENT LIABILITIES:
    Long-term debt                                          277.9                     243.5                   287.9
    Other noncurrent liabilities                             22.0                      20.3                    18.7
                                                        ---------                 ---------               ---------
      Total noncurrent liabilities                          299.9                     263.8                   306.6

  STOCKHOLDERS' EQUITY:
    Class A Stock, $.01 par value                             0.0                       0.0                     0.0
    Common Stock, $.01 par value                              0.2                       0.2                     0.2
    Additional paid-in capital                              211.5                     205.1                   204.8
    Accumulated earnings                                    169.0                     154.6                   140.7
    Accumulated other comprehensive income:
      Foreign currency translation adjustment                (6.1)                     (5.0)                   (2.9)
    Less shares held in treasury                            (36.8)                    (36.8)                  (36.8)
                                                       ----------               -----------              ----------

      Total stockholders' equity                            337.8                     318.1                   306.0
                                                        ---------                 ---------               ---------
                                                         $  872.0                  $  763.6                 $ 802.4
                                                        ---------                 ---------               ---------
                                                        ---------                 ---------               ---------
------------------------------------------------------------------------------------------------------------------------------

   SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN MILLIONS)

-------------------------------------------------------------------------------------------------------------------
                                                                              NINE MONTHS ENDED FEBRUARY 28,
                                                                               1999                 1998
                                                                              ------               ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $   45.1             $   43.5

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Prepublication costs                                                        (28.8)               (18.3)
   Additions to property, plant and equipment                                  (18.1)               (11.3)
   Royalty advances                                                            (18.1)               (23.4)
   Business and trademark acquisition-related payments                         (15.7)                (0.4)
   Production costs                                                            (11.9)                (8.9)
   Proceeds from the sale of the SOHO Group                                       --                 19.2
   Other                                                                        (3.1)                (3.5)
                                                                           ---------           ----------
   Net cash used in investing activities                                       (95.7)               (46.6)

CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES:
   Borrowings under loan agreement and revolver                                213.1                210.3
   Repayments of loan agreement and revolver                                  (178.9)              (210.6)
   Borrowings under lines of credit                                             49.3                 39.9
   Repayments of lines of credit                                               (42.9)               (41.4)
   Other                                                                         6.5                  0.9
                                                                           ---------           ----------
   Net cash provided by/(used in) financing activities                          47.1                 (0.9)
                                                                           ---------           ----------
   Net decrease in cash and cash equivalents                                    (3.5)                (4.0)
   Cash and cash equivalents at beginning of period                              5.1                  4.9
                                                                           ---------           ----------
   Cash and cash equivalents at end of period                              $     1.6           $      0.9
                                                                           ---------           ----------
                                                                           ---------           ----------
SUPPLEMENTAL INFORMATION:
   Income taxes paid                                                        $   20.2            $    11.4
   Interest paid                                                            $   17.2            $    18.7

--------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------
1.  COMPANY

Scholastic Corporation (together with its subsidiaries, the "Company" or "Scholastic") is a global children's publishing and media company producing and distributing material for children, teachers and parents. Scholastic is among the leading publishers and distributors of children's books, classroom and professional magazines and other educational materials, with operations in the United States, the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong and India. Scholastic distributes most of its products directly to children and teachers in elementary and secondary schools. During its seventy-nine years of serving schools, Scholastic has developed strong name recognition associated with quality and dedication to learning and has achieved a leading market position in the school-based distribution of children's books and magazines. The Company has also used its proven system to develop successful children's books and then build these brands into multimedia assets.

2.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have not been audited, but reflect those adjustments consisting of normal recurring items which management considers necessary for a fair presentation of financial position, results of operations and cash flow. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the 1997/1998 Annual Report to Stockholders.

The results of operations for the three and nine months ended February 28, 1999 and 1998 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the prior year's February 28 balance sheet is included for comparative purposes.

Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation.

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

3.  RECENT ACCOUNTING PRINCIPLES

Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement establishes the standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The components of comprehensive income are described in Note 6.

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

Related Information." This statement requires that public business enterprises report certain information about operating segments in financial statements of the enterprise issued to stockholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is required to adopt the provisions of SFAS 131 for the fiscal year ending May 31, 1999. The Company expects to disclose additional information about the segments of the enterprise as required by SFAS 131.

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

4. DEBT

LOAN AGREEMENT. The Company and Scholastic Inc. are joint and several borrowers under a Loan Agreement (the "Loan Agreement") with certain banks which provides for revolving credit loans and letters of credit. On April 11, 1995, the Company amended and restated the Loan Agreement, extending the expiration date to May 31, 2000 and expanding the facility to $135.0, with a right, in certain circumstances, to increase it to $160.0. The Loan Agreement was last amended on November 28, 1997. Interest charged under this facility is either at the prime rate or .325% to .90% over LIBOR (as defined). There is a commitment fee charged which ranges from .10% to .3625% on the unused portion. The amounts charged vary based upon certain financial measurements. The Loan Agreement contains certain financial covenants related to debt to overall capital and interest coverage ratios (as defined), and limits dividends and other distributions. At February 28, 1999, an aggregate of $8.0 of borrowings and $1.0 of letters of credit were outstanding under the Loan Agreement.

REVOLVER. The Company and Scholastic Inc. have entered into a Revolving Loan Agreement (the "Revolver") with Sun Bank, N. A., which provides for revolving credit loans and expires on May 31, 2000. The Revolver has certain financial covenants related to debt to overall capital and interest coverage ratios (as defined) and limits dividends and other distributions. On August 14, 1996, the Revolver was amended to increase the aggregate principal amount to $35.0 and was last amended on November 28, 1997. At February 28, 1999, the aggregate amount of borrowings under the Revolver was $31.5.

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

OTHER -- SHORT-TERM LINES OF CREDIT. At February 28, 1999, the Company's international subsidiaries had available aggregate lines of credit of $36.9. There was $15.7 outstanding under these credit lines at February 28, 1999.

5. CONTINGENCIES

The Company and certain officers have been named as defendants in litigation which alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, resulting from purportedly materially false and misleading statements to the investing public concerning the financial condition of the Company. On December 14, 1998, an order was entered granting the Company's motion to dismiss plaintiffs' complaint. In dismissing the complaint, the court held that plaintiffs failed to state a claim upon which relief can be granted and granted plaintiffs leave to amend the complaint. Pursuant to that order, plaintiffs filed a Second Consolidated Amended Complaint, on or about February 16, 1999, alleging substantially similar claims against the Company and one of its officers. The Company continues to believe that the litigation is without merit and will continue to vigorously defend against it.

On February 1, 1999, two subsidiaries of the Company commenced an action in the Supreme Court oF the State Court of New York County of New York against Parachute Press, Inc. ("Parachute"), the licensor of certain publication and nonpublication rights to the GOOSEBUMPS-Registered Mark- series, certain affiliated Parachute companies and R.L. Stine, individually, alleging material breach of contract and fraud in connection with the agreements under which such GOOSEBUMPS rights are licensed to the Company. The case, is also, in part, the subject of two litigations commenced by Parachute following repeated notices from the Company to Parachute of material breaches by Parachute of the agreements under which such rights are licensed and the exercise by the Company of its contractual remedies under the agreements. The previously reported first Parachute action, in which two subsidiaries of the Company are defendants and counterclaim plaintiffs, was commenced in the federal court for the Southern

SCHOLASTIC CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


5. CONTINGENCIES (CONTINUED)


District of New York on November 14, 1997 and was dismissed for lack of subject matter jurisdiction on January 29, 1999. Parachute has filed an appeal of the dismissal. The second Parachute action, was filed contemporaneously with the filing of the Company's complaint on February 1, 1999 in the Supreme Court of the State Court of New York County of New York. In its two complaints and in its counterclaims, Parachute alleges that the exercise of contractual remedies by the Company was improper and seeks declaratory relief and unspecified damages for, among other claims, alleged breaches of contract and acts of unfair competition. Damages sought by Parachute include the payment of a total of approximately $36.1 of advances over the term of the contract, of which approximately $15.3 had been paid at the time the first Parachute litigation began. The Company is seeking declaratory relief and damages for, among other claims, breaches of contract, fraud and acts of unfair competition. Damages sought by the Company include repayment by Parachute of a portion of the $15.3 advance already paid. The Company intends to vigorously pursue its claims against Parachute and the other named defendants and to vigorously defend the new lawsuit and the appeal. The Company does not believe that this dispute will have a material adverse effect on its financial condition.

The Company is also engaged in various legal proceedings incident to its normal business activities. In the opinion of the Company, none of such proceedings is material to the consolidated financial position of the Company.

6. COMPREHENSIVE INCOME/(LOSS)

The following table sets forth comprehensive income/(loss) for the periods indicated:

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              FEBRUARY 28,                     FEBRUARY 28,
                                                         1999             1998             1999            1998
                                                      ------------     ------------     -----------    -------------

Net income/(loss)                                      $   0.2          $  (3.1)          $ 14.4         $   9.7

Other comprehensive income/(loss):
  Foreign currency translation adjustment
  net of provision or benefit for income taxes            (0.9)            (0.8)            (0.8)           (1.4)
                                                       -------          -------          -------         -------

Comprehensive income/(loss)                            $  (0.7)         $  (3.9)         $  13.6         $   8.3
                                                       -------          -------          -------         -------
                                                       -------          -------          -------         -------



SCHOLASTIC CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


7.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    FEBRUARY 28,                     FEBRUARY 28,
                                                                1999            1998             1999            1998
                                                            -------------    ------------    -------------    -----------

Net income/(loss)                                              $   0.2         $  (3.1)      $   14.4          $   9.7
Effect of debentures (1)                                            -                -              -                -
                                                              --------         -------       --------          --------

Net income/(loss) for diluted earnings per share               $   0.2         $  (3.1)      $   14.4          $   9.7
                                                              --------         -------       --------          --------
                                                              --------         -------       --------          --------
Weighted average Class A and Common shares
  outstanding for basic earnings per share                        16.4            16.2           16.3             16.2
Effect of debentures (1)                                             -               -              -                -
Effect of employee stock options(2)                                0.5               -            0.4              0.1
                                                              --------         -------       --------          --------

Weighted average Class A and Common shares
  outstanding for diluted earnings per share                      16.9            16.2           16.7              16.3
                                                              --------         -------       --------          --------
                                                              --------         -------       --------          --------
Net income/(loss) per Class A and Common share:
    Basic                                                      $  0.01         $  (0.19)      $   0.88         $   0.60
    Diluted                                                    $  0.01         $  (0.19)      $   0.86         $   0.60

  -----------------------------------------------------------------------------------------------------------------------

(1) For the three and nine months ended February 28, 1999 and 1998, the effect of the Debentures on the weighted average Class A and Common shares outstanding for diluted earnings per share was anti-dilutive and, therefore, is not included in the calculation.

(2) For the three months ended February 28, 1998, the effect of the employee stock options on the weighted average Class A and Common shares outstanding for diluted earnings per share was anti-dilutive and, therefore, is not included in the calculation.

SCHOLASTIC CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
(IN MILLIONS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Revenues for the quarter ended February 28, 1999 increased 12% to $267.3 from $239.0 in the comparable quarter of the prior fiscal year, primarily due to a $20.3, or 12%, increase in domestic book publishing revenues. Book club and book fair revenues increased by approximately 12% over the comparable quarter of the prior fiscal year. Book club revenues benefited from increased orders and higher revenue per order, reflecting expanded promotion efforts and strong product selection. Book fairs held a greater number of fairs due in part to the acquisition of assets of Pages Book Fairs, Inc. (the "Pages Acquisition") in the first quarter of the current fiscal year. Book fairs also benefited from higher revenue per fair from premium fairs which feature a broader product selection. Trade revenues increased by more than 15% due to the continued success of the Company's branded properties, such as ANIMORPHS(R), DEAR AMERICA(R), I SPY AND CLIFFORD THE BIG RED DOG(R), combined with the success of other properties such as TELETUBBIES(TM) and HARRY POTTER AND THE SORCERER'S STONE by J.K. Rowling. Media, TV/movie production and licensing revenues increased 41% to $25.9 in the quarter ended February 28, 1999 from $18.4 in the comparable quarter of the prior fiscal year, due to the strength of CD-ROM and media properties sales. International revenues remained level at $41.0, although slightly higher in local currencies compared to the corresponding quarter of the prior fiscal year. Total revenues for the nine months ended February 28, 1999 increased 8% to $820.7 from $760.5 in the comparable period of the prior fiscal year.

As a percentage of revenue, cost of goods sold decreased by approximately 1.% for the three months ended February 28, 1999 and approximately 2% for the nine months ended February 28, 1999, over the comparable periods of the prior year. The decrease in cost of goods sold as a percentage of revenue is due to a change in product mix, improved purchasing terms and lower paper costs, as well as modifying specifications in an effort to lower product costs. Selling, general and administrative expenses as a percentage of revenue were flat for the three months ended February 28, 1999 and increased by approximately 2.% for the nine months ended February 28, 1999, compared to the corresponding periods of the prior year, in the case of the nine month period, reflecting additional operating expenses related to the Pages Acquisition and Year 2000 computer readiness costs, as well as other increases in spending due to higher book club and book fair activity.

Operating income for the quarter ended February 28, 1999 was $4.9 compared to an operating loss of $10.2 in the same quarter of the prior fiscal year. Operating income for the nine months ended February 28, 1999 increased by $16.5, or 78%, versus the nine months ended February 28, 1998. The operating results for the quarter and nine months ended February 28, 1998 were negatively impacted by the $11.4 non-cash charge relating to the impairment of assets.

Net income for the quarter ended February 28, 1999 was $0.2, or $0.01 per diluted share, versus a net loss of $3.1, or $0.19 per diluted share, in the comparable quarter of the prior year. Net income for the nine months ended February 28, 1999 was $14.4, or $0.86 per diluted share, versus $9.7, or $0.60 per diluted share, for the nine months ended February 28, 1998.

SCHOLASTIC CORPORATION
ITEM 2. MD&A
(IN MILLIONS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

SEASONALITY

The Company's book clubs, book fairs and most of its magazines operate on a school-year basis; therefore, the Company's business is highly seasonal. As a consequence, the Company's revenues in the first and third quarters of the fiscal year are lower than its revenues in the other two fiscal quarters, and the Company generally experiences a substantial loss from operations in the first quarter. Typically, book club and book fair revenues are proportionately larger in the second quarter of the fiscal year, while revenues from the sale of instructional materials are larger in the first quarter.

For the June through September time period, the Company experiences negative cash flow due to the seasonality of its business. Historically, as a result of the Company's business cycle, borrowings have increased during June, July and August and generally have peaked in September or October, and have been at the lowest point in May.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $3.5 during the nine month period ended February 28, 1999, compared to a decrease of $4.0 during the comparable period in the prior fiscal year.

For the nine months ended February 28, 1999, net cash provided by financing activities was $47.1 compared to net cash used in financing activities of $0.9 for the nine months ended February 28, 1998. Financing activities primarily consisted of borrowings and repayments under the Company's Loan Agreement and the Revolver. Borrowings under these facilities have been a primary source of the Company's liquidity.

Cash used in investing activities was $95.7 and $46.6 for the nine months ended February 28, 1999 and 1998, respectively. Investing activities consisted primarily of prepublication cost expenditures, capital expenditures, royalty advances, business and trademark acquisition-related payments and production cost expenditures. Prepublication cost expenditures increased $10.5 to $28.8 for the nine months ended February 28, 1999 over the comparable period in the prior fiscal year, largely due to the planned revision to SCHOLASTIC LITERACY PLACE(R). Capital expenditures increased $6.8 to $18.1 for the nine months ended February 28, 1999 compared to the corresponding period of the prior fiscal year, largely due to the equipping of a new office and distribution facility for the Company's Canadian subsidiary. Royalty advances decreased $5.3 from fiscal 1998 to $18.1 in fiscal 1999, reflecting reduced advance payments in connection with the GOOSEBUMPS contract extension and a royalty advance made in the third quarter of fiscal 1998 for the rights to the new STAR WARS(R) trilogy. For the nine months ended February 28, 1999, business and trademark acquisition-related payments were $15.7, primarily related to business asset purchases referred to below. Production cost expenditures increased $3.0 to $11.9 in fiscal 1999 compared to the corresponding period of the prior fiscal year, resulting primarily from increased production costs associated with the first season of the ANIMORPHS(R) and DEAR AMERICA(TM) television series partially offset by decreased costs associated with the GOOSEBUMPS(R) series.

SCHOLASTIC CORPORATION
ITEM 2. MD&A
(IN MILLIONS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

ACQUISITIONS

In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such opportunities and prospects. Consistent with this strategy, in June 1998 the Company acquired certain book fair assets of Pages Book Fairs, Inc. and in January 1999 the Company acquired from International Thomson Publishing Inc., certain assets of Quality Education Data, which provides K-12 education data in the United States and Canada.

FINANCING

The Company currently maintains two unsecured credit facilities which provide for aggregate borrowings of up to $170.0 (with a right, in certain circumstances, to increase to $195.0), including the issuance of up to $10.0 of letters of credit. The Company uses these facilities to fund seasonal cash flow needs and other working capital requirements. At February 28, 1999, the Company had $39.5 in borrowings outstanding under these facilities at a weighted average interest rate of 6.03%. These two facilities expire May 31, 2000. The Company anticipates extending or replacing these facilities during calendar 1999 and does not anticipate any difficulty in negotiating satisfactory arrangements.

In addition, unsecured lines of credit available to the Company's United Kingdom, Canadian and Australian operations totaled $36.9 at February 28, 1999. These lines are used primarily to fund working capital needs. At February 28, 1999, an aggregate of $15.7 in borrowings were outstanding under these lines at a weighted average interest rate of 6.35%.

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

The Company's Year 2000 program, which was commenced in July 1997 and is administered by internal staff, assisted by outside consultants, consists of the following three components relating to the Company's operations: (i) information technology ("IT") computer systems and applications which may be impacted by the Year 2000 problem and the actions related thereto, (ii) non-IT systems and equipment which include embedded technology which may be impacted by the Year 2000 problem and actions related thereto and (iii) third party suppliers and customers with which the Company has material relationships and which could adversely affect

SCHOLASTIC CORPORATION
ITEM 2. MD&A
(IN MILLIONS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

YEAR 2000 READINESS DISCLOSURE (CONTINUED)

the Company if such parties fail to be Year 2000 compliant and the actions related thereto. The general phases common to all three components of the Company's Year 2000 program are: (1) ASSESSMENT (the identification, assessment and prioritization of the Year 2000 issues facing the Company in each of the above areas and the actions to be taken in respect of such issues or items); (2) REMEDIATION (implementation of the specific actions determined upon assessment, including repair, modification or replacement of items that are determined not to be Year 2000 compliant); (3) TESTING (testing of the new or modified information systems, other systems and equipment to verify Year 2000 readiness);
(4) CONTINGENCY PLANNING (designing appropriate contingency and business continuation plans for each Company business unit and location); and (5) IMPLEMENTATION (actual operation of such systems and equipment and, if necessary, the actual implementation of any contingency plans in the event Year 2000 problems occur, notwithstanding the Company's remediation program).

The progress to date of the three components of the Company's Year 2000 program for principal systems, applications or issues affected by the Year 2000 is as follows:

IT SYSTEMS AND APPLICATIONS. The principal IT systems and applications of the Company affected by Year 2000 issues are: order entry, purchasing, distribution and financial reporting. Issues related to vendor supplied software include financial reporting and certain infrastructure and operating system software. The Company has completed the Assessment and Remediation phases with respect to its principal IT systems and applications. In addition, the Company anticipates that the Testing, Contingency Planning and Implementation phases should be substantially completed by the end of May 1999. A test plan is in place. In addition to the foregoing, the Company expects to implement the remainder of Year 2000 remediated IT systems and applications based on current assessments prior to August 31, 1999. Excluding normal system upgrades, the Company estimates that total costs for conversion and testing of new or modified IT systems and applications will aggregate approximately $13.3 through fiscal 2000, of which an aggregate of $5.8 has been incurred to date. Total conversion and testing costs through fiscal 1999 are estimated at $8.3.

NON-IT SYSTEMS AND EQUIPMENT. The principal non-IT systems and equipment of the Company incorporating embedded technology affected by Year 2000 issues include: security systems, phone systems, business machines, computers and distribution systems. The Company has substantially completed the Assessment of its principal non-IT software and applications, and the Remediation phase related to these principal systems was also substantially completed by the end of March 1999. The Testing, Contingency Planning and Implementation phases should be substantially completed by the end of May 1999. In addition to the foregoing, based on current assessments, the Company expects to implement the remainder of Year 2000 remediated non-IT systems and applications prior to August 31, 1999. The Company estimates the total costs for modifying or replacing new systems and equipment in this area will be approximately $0.5 through fiscal 2000, of which an aggregate of $0.1 has been incurred to date. Total modification and replacement costs through fiscal 1999 are estimated at $0.4.

SCHOLASTIC CORPORATION
ITEM 2. MD&A
(IN MILLIONS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

YEAR 2000 READINESS DISCLOSURE (CONTINUED)

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

Including the costs set forth above, the Company estimates that total program costs for implementing its Year 2000 program, which includes total costs noted above for IT systems and applications, will be approximately $13.8, of which total program costs to date have been $5.9. Total program costs through fiscal 1999 are estimated at $8.7. These costs include costs related to the matters described above, as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the Company for the Year 2000. The costs do not include internal staff costs incurred or to be incurred in connection with the implementation of the program. Costs are generally expected to be expensed as incurred, and it is expected that such costs will be funded by cash generated from the Company's operations or borrowings under its credit agreements. The above-stated amounts have been budgeted for the appropriate fiscal years. Projected Year 2000 costs for fiscal 1999 comprise approximately 25% to 30% of the Company's IT budget for that period. Based on the current progress of the Company's Year 2000 program, the Company anticipates its Year 2000 program will be substantially completed by August 31, 1999. As a result of the Company's Year 2000 program, delays in other new and continuing IT projects have occurred. However, no material adverse effect is anticipated from such delays as the Company has procedures in place in an effort to ensure that critical projects will be handled in a timely manner. The cost of the Company's Year 2000 program and the dates on which the Company plans to complete the components of the Year 2000 program are based on management's best estimates, which were derived utilizing numerous assumptions of future events, many of which are beyond the Company's control.

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

SCHOLASTIC CORPORATION
ITEM 2. MD&A
(IN MILLIONS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

YEAR 2000 READINESS DISCLOSURE (CONTINUED)

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

------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

SCHOLASTIC CORPORATION
------------------------------------------------------------------------------

ITEM 1.    LEGAL PROCEEDINGS

As previously reported, three purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and certain officers seeking, among other remedies, damages resulting from defendants' alleged violations of federal securities laws. The complaints were consolidated. The Consolidated Amended Class Action Complaint (the "Complaint") was served and filed on August 13, 1997. The Complaint was styled as a class action, IN RE SCHOLASTIC SECURITIES LITIGATION, 97 Civ. 2447
(JFK), on behalf of all persons who purchased Company common stock from December 10, 1996 through February 20, 1997. The Complaint alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, resulting from purported materially false and misleading statements to the investing public concerning the financial condition of the Company. Specifically, the Complaint alleged misstatements and omissions by the Company pertaining to adverse sales and returns of its popular GOOSEBUMPS(R) book series prior to the Company's interim earnings announcement on February 20, 1997. In an order dated December 14, 1998, the United States District Court for the Southern District of New York granted the Company's motion to dismiss the Complaint. In dismissing the Complaint, the Court held that plaintiffs had failed to state a claim upon which relief could be granted and granted plaintiffs leave to amend and re-file the Complaint. Pursuant to that order, plaintiffs filed a second Consolidated Amended Class Action Complaint, on or about February 16, 1999, alleging substantially similar claims against the Company and one of its officers. The Company continues to believe that the litigation is without merit and shall vigorously defend against it.

On February 1, 1999, two subsidiaries of the Company commenced an action in the Supreme Court of the State Court of New York County of New York against Parachute Press, Inc. ("Parachute"), the licensor of certain publication and nonpublication rights to the GOOSEBUMPS -registered trademark- series, certain affiliated Parachute companies and R.L. Stine, individually, alleging material breach of contract and fraud in connection with the agreements under which such GOOSEBUMPS rights are licensed to the Company. The case, captioned SCHOLASTIC INC. AND SCHOLASTIC ENTERTAINMENT, INC. V. PARACHUTE PRESS, INC., PARACHUTE PUBLISHING, LLC, PARACHUTE CONSUMER PRODUCTS, LLC, AND R.L. STINE (Index No. 99/600512), is also, in part, the subject of two litigations commenced by Parachute following repeated notices from the Company to Parachute of material breaches by Parachute of the agreements under which such rights are licensed and the exercise by the Company of its contractual remedies under the agreements. The previously reported first Parachute action, PARACHUTE PRESS, INC. V. SCHOLASTIC INC., SCHOLASTIC PRODUCTIONS,
INC. AND SCHOLASTIC ENTERTAINMENT INC., 97 Cir. 8510 (JFK), in which two subsidiaries of the Company are defendants and counterclaim plaintiffs, was commenced in the federal court for the Southern District of New York on November 14, 1997 and was dismissed for lack of subject matter jurisdiction on January 29, 1999. Parachute has filed an appeal of the dismissal. The second action, captioned PARACHUTE PRESS, INC. V. SCHOLASTIC INC., SCHOLASTIC PRODUCTIONS, INC. AND SCHOLASTIC ENTERTAINMENT INC. (Index No. 600507/99),

SCHOLASTIC CORPORATION
------------------------------------------------------------------------------

ITEM 1.    LEGAL PROCEEDINGS (CONTINUED)

was filed contemporaneously with the filing of the Company's complaint on February 1, 1999 in the Supreme Court of the State Court of New York County of New York. In its two complaints and in its counterclaims, Parachute alleges that the exercise of contractual remedies by the Company was improper and seeks declaratory relief and unspecified damages for, among other claims, alleged breaches of contract and acts of unfair competition. Damages sought by Parachute include the payment of a total of approximately $36.1 of advances over the term of the contract, of which approximately $15.3 had been paid at the time the first Parachute litigation began. The Company is seeking declaratory relief and damages for, among other claims, breaches of contract, fraud and acts of unfair competition. Damages sought by the Company include repayment by Parachute of a portion of the $15.3 advance already paid. The Company intends to vigorously pursue its claims against Parachute and the other named defendants and to vigorously defend the new lawsuit and the appeal. The Company does not believe that this dispute will have a material adverse effect on its financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

          Exhibit
           Number       Description of Document
           ------       -----------------------

           10.14        Scholastic Corporation 1998 Employee Stock Purchase Plan,
                            effective January 1, 1999

           10.15        Scholastic Corporation 1998 Management Stock Purchase Plan,
                            effective January 1, 1999

           10.16        Second Amendment to the Scholastic Inc. 401(k) Savings and
                            Retirement Plan, effective as of January 1, 1999

           10.17        Fourth Amendment to the Retirement Income Plan for
                            Employees of Scholastic Inc., effective as of January 1, 1999

            27.1        Financial Data Schedule for the Nine Months Ended February 28, 1999

            27.2        Financial Data Schedule Restated for the Nine Months Ended February 28, 1998

            27.3        Financial Data Schedule Restated for the fiscal year ended May 31, 1998


-------------------------------------------------------------------------------------------------------------------

SCHOLASTIC CORPORATION
SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SCHOLASTIC CORPORATION
                                          (Registrant)






Date: April 14, 1999                      /s/ Richard Robinson
                                          ---------------------------------
                                          Richard Robinson
                                          Chairman of the Board,
                                          President, Chief Executive
                                          Officer and Director








Date: April 14, 1999                      /s/ Kevin J. McEnery
                                          ---------------------------------
                                          Kevin J. McEnery
                                          Executive Vice President and
                                          Chief Financial   Officer

SCHOLASTIC CORPORATION
FORM 10-Q FOR QUARTERLY PERIOD ENDED FEBRUARY 28, 1999
EXHIBIT INDEX

-------------------------------------------------------------------------------------------------------------------

     Exhibit
      Number        Description of Document
     -------        -----------------------
      10.14         Scholastic Corporation 1998 Employee Stock Purchase Plan,
                        effective January 1, 1999

      10.15         Scholastic Corporation 1998 Management Stock Purchase Plan,
                        effective January 1, 1999

      10.16         Second Amendment to the Scholastic Inc. 401(k) Savings and Retirement Plan,
                        effective as of January 1, 1999

      10.17         Fourth Amendment to the Retirement Income Plan for
                        Employees of Scholastic Inc., effective as of January 1,
                        1999

       27.1         Financial Data Schedule for the Nine Months Ended February 28, 1999

       27.2         Financial Data Schedule Restated for the Nine Months Ended February 28, 1998

       27.3         Financial Data Schedule Restated for the fiscal year ended May 31, 1998

-------------------------------------------------------------------------------------------------------------------