Form 10-K405
period 1999-05-31
SCHOLASTIC CORP
filed 1999-08-23
CIK 866729

SCHOLASTIC
          FISCAL 1999

                                                                       FORM 10-K

[Blank Page]

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1999              Commission File No. 0-19860

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


--------------------------------------------------------------------------------
       TITLE OF CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------
Common Stock, $.01 par value               The NASDAQ Stock Market
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of August 5, 1999, was approximately $555,225,000. As of such date, non-affiliates held no shares of the Class A Stock, par value $0.01. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant's voting stock as of August 5, 1999 was as follows: 15,669,892 shares of Common Stock and 828,100 shares of Class A Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held September 15, 1999.

================================================================================

[Blank Page}

PART I

ITEM 1   BUSINESS

OVERVIEW

Scholastic Corporation (together with its subsidiaries, "Scholastic" or the "Company") is a global children's publishing and media company which creates and distributes innovative, quality educational materials for use in schools and homes, including children's books, textbooks, magazines, technology, teacher materials, television programming, videos and toys. The Company is the world leader in children's school book clubs and school book fairs and is among the largest publishers and distributors of children's books worldwide. Internationally, Scholastic operates wholly-owned companies in the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong, and India. Scholastic distributes most of its products directly to children and teachers in elementary and secondary schools. During its seventy-nine years of serving schools, Scholastic has developed strong name recognition associated with quality and dedication to learning. The Company develops successful children's books and then builds these brands into multimedia assets.

The Company's operations are categorized in four segments: Children's Book Publishing and Distribution; Educational Publishing; Media, Licensing and Advertising; (which together represent the Company's domestic operations); and International.

The Company's Children's Book Publishing and Distribution segment includes the publication and distribution in the United States of children's books through its school-based book clubs (including home continuity programs), school-based book fairs and trade channels. The Company believes that it operates the largest school book club program and the largest school book fair business in the United States. In fiscal 1999, Scholastic distributed in excess of 250 million children's books in the United States.

The Company's Educational Publishing segment includes the publication and distribution of K-12 textbooks, supplementary materials, classroom magazines and instructional technology for core and supplemental use in United States schools and libraries. In fiscal 1999, the United States circulation of the Company's classroom magazines was approximately 7.8 million. The Company believes it has one of the leading core curriculum reading programs - Scholastic Literacy Place(R) in the United States.

The Company's Media, Licensing and Advertising segment includes the production and the distribution by the Company's United States-based operations of entertainment products (including television programming, videos and motion pictures), Internet services and CD-ROM-based products and Scholastic-branded licensed properties, as well as advertising and promotional activities.

The International segment includes the distribution of products and services outside the United States by the Company's operations located in the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong and India. For the year ended May 31, 1999, approximately 80% of the Company's International revenues were derived from the sale of children's books. The Company believes that it operates the largest school book club program and the largest school book fair business in the United Kingdom, Canada, Australia and New Zealand.

Most of the Company's revenues are generated by targeted direct mail programs to schools and through telemarketing representatives. Additionally, the Company has a sales force of full-time and part-time representatives calling on schools to sell its core curriculum materials, supplementary texts, educational software, magazines and library book programs. For trade distribution, the Company has a retail sales force calling on bookstores and other retail outlets that include the sale of children's books.

The following table sets forth revenues by operating segment for the three fiscal years ended May 31:

(Amounts in millions)
--------------------------------------------------------------------------------
                                1999                1998          1997
Children's Book Publishing
  and Distribution            $ 657.9             $ 560.9        $511.6
Educational Publishing          190.6               196.1         163.4
Media, Licensing
  and Advertising               115.6               105.3         112.2
International                   190.6               196.1         179.1
--------------------------------------------------------------------------------
TOTAL                       $ 1,154.7           $ 1,058.4       $ 966.3
--------------------------------------------------------------------------------
Scholastic's revenues have grown at an average annual compounded rate of approximately 9.3% from fiscal 1997 through fiscal 1999.

Scholastic Corporation was incorporated under the laws of Delaware in 1986 and through its subsidiaries and predecessor entities has been in business since 1920.


                                                     annual report/fiscal 1999 1

CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION
(57.0% of fiscal 1999 revenues)
GENERAL

The Company's Children's Book Publishing and Distribution segment includes the publication and distribution of children's books in the United States through its school-based book clubs (including home continuity programs), school-based book fairs and the trade channel.

The Company has published books since 1948 and is one of the largest United States publishers of children's books. The Company believes it is the largest operator of school-based book clubs and book fairs in the United States and is also one of the leading sellers of children's books through the trade channel.

The Company offers a broad range of quality children's literature. Many of the books offered by the Company have received awards for excellence in children's literature, including the Caldecott and the Newbery awards.

The Company obtains titles for sale in its distribution channels from three principal sources. First, the Company publishes paperback and/or hardcover editions of books written by outside authors under exclusive publication agreements with the Company or written by the Company's editorial staff. Scholastic generally owns rights to sell these original titles in all channels of distribution, including school and trade. The second source consists of reprints of books originally published by other publishers for which the Company acquires rights under license agreements to sell exclusively in the school market. The third source for titles is the Company's purchase of finished books from other publishers to be sold in the school market. The Company currently maintains a backlist (a list of titles published as new titles in prior years) of over 5,000 titles.

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


BOOK CLUBS
The Company operates ten school-based book clubs: Firefly(R), serving pre-kindergarten and kindergarten students; Seesaw(R), serving kindergarten and first grade students; two Carnival(R) clubs, one serving students in kindergarten through second grade and the other serving third through sixth grade students; Lucky Book Club(R), serving second and third grade students; Arrow Book Club(R), serving fourth through sixth grade students; TAB Book Club(R), serving sixth, seventh and eighth grade students; and three Trumpet(R) clubs, which together serve pre-K through sixth grade students. In addition, the Company creates special theme-based offers targeted to the different grade levels during the year, such as holiday offers, science offers, curriculum offers, Spanish offers, etc. The Company also operates various book club continuity programs, including All About You, Animorphs(R) Alliance, The Baby-Sitters Collector Club, Clifford's Clubhouse, Scholastic At Home Phonics Reading Program, The Magic School Bus(R), Arthur's Adventure, Star Wars Missions and Goosebumps Collectors Club. These programs are promoted primarily through book clubs and deliver the products to children at home and bill parents at home.

From fiscal 1997 through fiscal 1999, domestic book club revenues grew primarily as a result of volume increases, increases in the number of special book club offers, price increases, the expansion of book club continuity programs and the selection by children of higher priced items.

The Company founded its first book club in 1948. The Company estimates that over 80% of all elementary school teachers in the United States participate in book clubs, with approximately 80% of these teachers using Scholastic book clubs at least once during the year.

The Company believes that teachers participate in school book clubs because it is their opinion that quality books at affordable prices will be of interest to students and improve students' reading skills. The Company also believes teachers are attracted because the book clubs offer easy access to a broad range of books. The Company mails promotional pieces containing order forms to teachers in the vast majority of the pre-K through eighth grade classrooms in the United States on a monthly basis throughout the school year. Participation in any month does not create an obligation to participate in any subsequent month, nor does it preclude participation in a competitor's book club.

Teachers who wish to participate in a book club distribute the order forms to their students, who may choose from generally fifty or more selections at substantial reductions from retail prices. The teacher consolidates the students' orders and payments, and mails or phones the orders to the Company, which then delivers the books to the teacher for distribution to the students. Teachers who participate


2 scholastic corporation
in the book clubs receive bonus points for use by their school, which may be redeemed for the purchase of additional books and other items for their classrooms.

The Company processes and fulfills orders for its book clubs from its primary warehouse and distribution facility in Jefferson City, Missouri. Continuity orders are fulfilled from its Des Plaines, Illinois warehouse and distribution center. Orders for the book clubs are generally shipped to customers within two to four days from receipt of the teacher's order.

In its book club business, the Company competes on the basis of book selection, price, promotion and customer service. The Company believes that its broad selection of titles, many of which are distributed in this channel exclusively by Scholastic, combined with low costs and its large number of promotion mailings, enable the Company to compete effectively.

BOOK FAIRS
The Company entered the book fair business in 1981. Since that time, the Company's book fair business has grown primarily through geographic expansion, selected acquisitions, increased penetration of its existing markets, increased frequency of multiple fairs for the same school and growth in revenue on a per fair basis. In June 1998, the Company acquired certain assets of Pages Book Fairs Inc. for $10.5 million, including inventory, book fair cases and customer lists.

Book fairs are generally weeklong events conducted on school premises and sponsored by school librarians and/or parent-teacher organizations. Book fair events expose children to hundreds of new books and allow them the opportunity to purchase books and other select products of their choice. Although the Company provides the school with the books and book display cases, the school itself conducts the book fair. The Company believes that the primary motivation of the schools in sponsoring fairs is to make quality books available to their students at reasonable prices in order to help them become more interested in reading. In addition, the school retains a portion of the book fair revenues that can be used to purchase books, supplies and equipment for the school.

The Company operates book fairs in all fifty states under the name Scholastic Book Fairs(R). The Company markets fairs branded as Showcase Book Fairs(TM), Explorastory Bookfairs(TM), Read Street(R) and Discovery Fairs(TM), which feature non-fiction, science, technology, arts, crafts and interactive products. The Company also offers premium fairs under the names Scholastic Literacy Festival(R) and Scholastic Books on Tour(R), which feature an expanded list of titles supported by exciting merchandise displays and book character costumes designed to create a dynamic book fair event open to the entire family.

The Company operates its book fairs in the United States on a regional basis through over 20 sales offices and over 80 warehouse locations. The marketing of book fairs is performed from the sales offices by telephone sales and field representatives. The Company's books and display cases are delivered to schools from the Company's warehouses by a fleet of leased vehicles. The Company's customer service function is performed from the sales offices, supported by field representatives. The sources of books for the Company's book fairs are original Scholastic publications, reprints licensed from other publishers for school distribution and finished books purchased from other publishers.

The Company believes that its competitive advantages in the book fair business include the strength of the relationship between its sales representatives and schools, broad geographic coverage, a high level of customer service and its breadth of product selection. Over 90% of the schools that sponsored a Scholastic book fair in fiscal 1998 sponsored a Scholastic book fair again in fiscal 1999.


TRADE
The Company distributes its original, and some licensed publications, through the trade distribution channel. Almost all of the titles distributed to the trade market are also offered in the Company's school book clubs and book fairs. In the Company's publishing program, over 2,500 titles are maintained for trade distribution, including the branded series Harry Potter(TM), Animorphs(R), Dear America(R), Goosebumps(R), The Baby-Sitters Club(R), The Magic School Bus(R) and Clifford the Big Red Dog(R). Recent licensed properties published by the Company include TeleTubbies(R) and Star Wars(R).

The Company has a trade field sales organization which focuses on selling the broad range of Scholastic books to book store accounts. The Company outsources certain services including invoicing, billing, returns processing and collection services in connection with trade distribution.

The Company's sales in the trade market have been led by Animorphs, which was first published in 1996 and as of July 1999 had forty-four titles and thirty-one million copies in print; the Goosebumps series, with 169 titles and 216 million copies in print; and The Baby-Sitters Club series, with 340 titles and 173 million copies in print. Two other Scholastic-developed properties that also annual report/fiscal 1999 3
generate significant sales are The Magic School Bus series with ninety-one titles and forty-three million copies in print and the new Dear America hardcover series with twenty titles and six million copies in print. The Scholastic Children's Dictionary(R), published in 1996 and with approximately
1.9 million copies in print, has greatly enhanced the Company's reference line.

During fiscal 1999, several of Scholastic's titles were included on the bestseller lists of USA Today and The New York Times, including books from the Harry Potter, Animorphs, and Star Wars series.

Scholastic's export department oversees the licensing of foreign-language rights in eligible Scholastic titles to other publishing companies around the world and the sales of books to countries where the Company does not operate. Scholastic titles have been licensed in over twenty-five languages and the Company's books are sold in most countries in the world.

EDUCATIONAL PUBLISHING

(16.5% of fiscal 1999 revenues)

GENERAL
The Company's Educational Publishing segment includes the publication and distribution of K-12 textbooks, supplemental materials, classroom magazines and instructional technology for core and supplemental use in United States schools and libraries. Scholastic has been providing quality innovative educational materials to schools and libraries since it began publishing classroom magazines in the 1920's. The Company added supplementary books and texts to its product line in the 1940's, professional books for teachers in the 1980's, early childhood products and core curriculum materials in the 1990's and in 1996, strengthened its Spanish language offerings through the acquisition of Lectorum, the largest Spanish language book distributor to schools and libraries in the United States.

CLASSROOM MAGAZINES
Scholastic has been for many years a leading publisher of classroom magazines. These magazines are used as supplementary educational materials by the teachers in grades K-12. The Company's classroom magazines carry the Scholastic name, which reinforces the Company's widely recognized educational reputation with students, teachers and school administrators. The Company's reputation for publishing quality magazines, maintaining an extensive magazine mailing list and having a large customer base of teachers helps generate customers for its book clubs and other Scholastic products as well as its magazines. At the same time, the Company uses its book club mailings to help secure additional circulation for its classroom magazines.

The Company's thirty-four classroom magazines are designed to encourage students to read and to supplement the formal learning program by bringing subjects of current interest into the classroom. The subjects covered include English, reading, literature, math, science, current events, social studies and foreign languages. The most well known of the Company's domestic magazines are Scholastic News(R) and Junior Scholastic(R).

The Company's classroom magazine circulation in the United States in each of fiscal years 1999 and 1998 was approximately 7.8 million. Approximately two-thirds of the circulation is in grades K-6, with the balance in grades seven through twelve. In fiscal 1999, teachers in approximately 60% of the elementary schools and 70% of the high schools in the United States used the Company's classroom magazines.

The various classroom magazines are distributed on a weekly, bi-weekly and monthly basis during the school year. The majority of the cost of the magazines is paid for by the schools and the remainder is paid by the students. Circulation revenue accounted for substantially all of the Company's classroom magazine revenues in fiscal 1999.


CORE, SUPPLEMENTAL, EARLY CHILDHOOD AND PROFESSIONAL PUBLISHING
The Company's core and supplemental publishing operations develop and distribute instructional materials (both core and supplemental curriculum programs) directly to schools in the United States, purchased through school budgets.

The Company's strategy is to publish and distribute a full array of products in reading and language arts, concentrating on grades K-8, to meet the spectrum of schools' needs in these disciplines. As described below, the Company's offerings range from core textbooks to supplemental materials, including print products (broad selections of paperback books and specialized products such as phonics readers), to technology-based products that help teach reading (Wiggleworks), help manage school reading incentive programs (Scholastic Reading Counts!) and help fourth through eighth grade students who are reading below grade level (Read 180).

The Company's largest programs are Scholastic Literacy Place, its K-5 market core curriculum reading program, and Scholastic Solares(TM), its Spanish elementary reading program. During fiscal 1999, Scholastic Literacy Place was cited as the second most purchased reading program in the


4 scholastic corporation

United States by Educational Marketer magazine. Scholastic Literacy Place was also adopted by the Department of Defense Education Activity for use in 119 schools around the world. The Company is in the process of updating these programs for sales in open territory and adoption states, including the upcoming Texas adoption.

The professional publishing division publishes professional books designed for and generally purchased by teachers. The Company also distributes a successful line of supplemental phonics products. The Company is publishing additional books and Spanish phonics materials to meet growing demand.

MEDIA, LICENSING AND ADVERTISING
(10.0% of fiscal 1999 revenues)
GENERAL
The Company's Media, Licensing and Advertising segment includes the production and the distribution of entertainment products (including television programming, videos and motion pictures), Internet services and CD-ROM-based products and Scholastic-branded licensed properties, as well as advertising and promotional activities.

TV/MOVIE PRODUCTIONS AND LICENSING
Scholastic Entertainment Inc. ("SEI"), formerly Scholastic Productions, Inc., a wholly-owned subsidiary of the Company, extends the Company's franchises by creating and managing global brands based on Scholastic's strong publishing properties. SEI's multimedia programming also provides support for branding and consumer products activities worldwide.

FILMED ENTERTAINMENT
SEI has built a media library of over 150 half-hour and six one-hour television episodes including:

Scholastic's the Magic School Bus(r)
The popular animated children's television series, Scholastic's The Magic School Bus(R), first aired for four seasons on PBS through the spring of 1998. In the fall of 1998, Scholastic's The Magic School Bus moved from PBS and began airing on Fox Kid's Network ("FKN") where it continues to receive high ratings. A total of fifty-two half-hour episodes of the show have been produced. The show has won numerous awards, including an Emmy for Lily Tomlin, and was the most popular series for school-aged children on PBS. In addition, the series has been licensed for television in over forty international territories. The series is also available worldwide on home video.

Goosebumps(r)

Goosebumps, which debuted in 1995 on FKN, was one of the top-rated children's series on television with a total of sixty-two half-hour episodes and six one-hour specials. Additionally, Goosebumps has been licensed in over 100 countries worldwide and is currently airing in many major international territories. The series has been especially popular in the United Kingdom where it has been the number one rated children's series. Goosebumps has been released on video in several major international territories.

Animorphs(r)

SEI has produced twenty half-hour live action episodes of Animorphs, based on Scholastic's bestselling book series, which were first aired on Nickelodeon in fiscal 1999. Animorphs also aired in Canada on both YTV (a basic cable channel) and the Global Television Network (broadcast market). Nickelodeon is distributing the series in television markets outside of North America. SEI is producing six additional half-hour episodes of Animorphs for Nickelodeon, which are scheduled to be aired in the fall of 1999.

Dear America(TM)
During fiscal 1999, SEI produced six half-hour episodes for Home Box Office ("HBO") based on Scholastic's popular and critically acclaimed book series, Dear America. HBO has contracted for six additional specials to be produced for airing in fiscal 2000.

Other Development
Another major Scholastic franchise in development is an animated television series based on the beloved book series, Scholastic's Clifford the Big Red Dog(TM). SEI also has other original children's and family oriented projects in various stages of development.

LICENSING
SEI develops branding campaigns with high profile licensing and promotional programs, primarily for brands produced in other media. In June 1997, SEI was awarded the LIMA (Licensing Industry Merchandiser's Association) award for "Licensing Agency of the Year." Examples of SEI's licensing and promotional activities include:

Scholastic's The Magic School Bus
o The award-winning series of CD-ROMs, co-produced with Microsoft. All seven of the Scholastic's The Magic School Bus CD-ROMs have been in the all-time top twenty bestselling educational titles for children.

o Scholastic's Traveling Magic School Bus is an actual thirty-five foot long yellow school bus that travels throughout North America. Over 1.5 million fans have boarded the bus at schools, libraries, book fairs, events and book stores since its launch in 1995.


                                                     annual report/fiscal 1999 5

o Consumer promotion partnerships with Howard Johnson, Kids Cuisine and Colgate Palmolive.

o A live stage show tours the United States and Canada along with an exhibit featured at children's museums.

Goosebumps
o The 1997 LIMA award "License of the Year" for Goosebumps.

o Two CD-ROMs, co-produced with Dreamworks SKG, the first of which reached number one on the children's best seller list.

o The 1996 Reggie Award-winning Goosebumps Halloween Promotion with Pepsi, Frito-Lay, Hershey, Taco Bell and Target retail stores.

Animorphs
o A targeted licensing and marketing campaign for Animorphs developed in conjunction with the television series launch in fall 1998.

o Licensing partnerships with fifteen industry leaders, including Hallmark, Antioch, Giant and Hasbro Toys.

o A multiyear consumer promotion agreement with Tricon (corporate parent of Taco Bell, KFC and Pizza Hut) for a consumer promotion which commenced in the fourth calendar quarter of 1998.

SPECIAL MARKETS
In addition, SEI creates, manufactures and distributes high-quality consumer products primarily based on Scholastic's literary properties. In fiscal 1997, the first product line of upscale plush toys, Sidekicks(TM), was launched with items based on Clifford the Big Red Dog and Clifford the Small Red Puppy(R). During fiscal 1998, additional products were introduced to the marketplace based on The Magic School Bus character, Liz. The products are available through independent toy/gift stores, specialty chains, department stores, mail order catalogs and bookstores, as well as through Scholastic's proprietary channels (i.e. book clubs and book fairs). A second product line of stationery items, Paper Scissors Rock(TM), was launched in Spring 1999.

WESTON WOODS
The Company produces and markets videos to the school market through Weston Woods, a producer of videos based on high quality children's books, which was acquired in 1996.

NEW MEDIA

The Company sells consumer software through its book clubs and book fairs, and through three classroom software clubs modeled on its classroom book clubs, reaching children from kindergarten to eighth grade. The Company acquires software for distribution in all of these channels through a combination of licensing, purchases of product from software publishers and internal development. In fiscal 1998, the Company also initiated sales of its internally developed CD-ROM titles, including the award-winning I SPY CD-ROM, in the retail channel through a third party distribution arrangement.

In fiscal 1994, the Company launched the Scholastic Network, the first online service developed especially for educators and students. By offering teachers supporting material and compelling in-class experiences for the kindergarten through eighth grade market, it became the largest teacher-oriented subscription service on the Internet. In addition, the Company has operated its home page on the World Wide Web since 1994. This site, Scholastic.com, provides an overview of the Company's activities, resource libraries for educators and special programming tied to the Scholastic Network's content.

In fiscal 2000, the Company plans to significantly expand the Scholastic Network and change the service from paid to free to increase teacher utilization. In the later part of fiscal 2000, the Company intends to add e-commerce capabilities to www.scholastic.com in two ways. First, the Company expects to enable teachers to order book club and software club selections, as well as other Scholastic paperbacks and professional resources, through the Internet; and second, the Company expects to provide a direct-to-home service for parents to buy materials to support their child's learning. Shortly thereafter, the Company expects to offer a home learning subscription service which would be recommended by teachers, purchased by parents and used by students.

Scholastic Network and Scholastic.com have generated a loss since inception. The Company anticipates that the loss will increase in fiscal 2000 as a result of this planned expansion.

ADVERTISING
The Company publishes three magazines directed at teachers and education professionals: Instructor, Scholastic Early Childhood Today(TM) and Coach and Athletic Director(TM). In fiscal 1999, advertising revenue represented the majority of these magazines' revenue. Total circulation for these magazines in fiscal 1999 was approximately 300,000. The magazines are distributed throughout the

6 scholastic corporation
academic year. Subscriptions are solicited by direct mail and are cross-marketed to teachers through the book clubs. The Company also publishes Scholastic Parent and Child(R) magazine, which is directed at parents and distributed through schools and day care programs. The circulation for Scholastic Parent and Child is approximately 1.3 million. The magazines carry outside advertising, advertising for the Company's other products and advertising for clients that sponsor customized programs.

The Company's Scholastic Marketing Partners group develops and distributes customized programs sponsored by corporations.

INTERNATIONAL
(16.5% of fiscal 1999 revenues)
GENERAL

The International segment includes the distribution of products and services outside the United States by the Company's operations in the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong and India. The businesses in the United Kingdom, Canada, Australia and New Zealand generally mirror the Company's Children's Book Publishing and Distribution and Educational Publishing segments in the United States and include publishing and/or distributing children's books, magazines, school text materials and educational software. The Company's businesses in Mexico, Hong Kong and India principally distribute through schools books published by Scholastic and other publishers. Products from the United States appropriate to each specific market are distributed where rights are available.

United Kingdom
Scholastic UK, founded in 1964, is Scholastic's largest international subsidiary. It is the United Kingdom's largest book club and book fair operator, based in part on the Company's acquisition of Red House Books Ltd. in 1997 and of School Book Fairs, Ltd. in 1996. Scholastic UK also publishes five monthly magazines for teachers and a substantial list of children's and educational books. Scholastic UK's trade books appear frequently in the UK children's bestseller lists.

Canada
Scholastic Canada, founded in 1957, distributes both English and French language products used in more than 80% of Canadian schools. It also is Canada's leading operator of book clubs and book fairs and publishes original works for distribution in Canada.

Australia
Scholastic Australia, founded in 1968, is the leading publisher and distributor of children's educational materials in Australia. Its book clubs and book fairs reach 90% of the country's primary schools. Local imprints include Omnibus Books and Margaret Hamilton Books.

New Zealand
Scholastic New Zealand, founded in 1964, is the leading book distributor to schools and the largest children's book publisher in New Zealand. It publishes about thirty new titles each year and has won annual picture book and junior fiction awards, including the Aim Children's Book Awards and the New Zealand Library and Information Association Awards.

Emerging Countries
The Company has operations in emerging marketplaces within Mexico, Hong Kong and India. The Mexican and Indian businesses distribute books in both English and local languages, principally through school book fairs and/or school book clubs.

SEASONALITY
The Company's book clubs, book fairs and most of its magazines operate on a school-year basis. Therefore, the Company's business is highly seasonal. As a consequence, the Company's revenues in the first and third quarters of the fiscal year are lower than its revenues in the other two fiscal quarters, and the Company experiences a substantial loss from operations in the first quarter. Typically, book club and book fair revenues are proportionately larger in the second quarter of the fiscal year, while revenues from the sale of instructional materials are the highest in the first quarter. See Supplementary Financial Information in Item 8.

For the June through October time period, the Company experiences negative cash flow due to the seasonality of its business. Historically, as a result of the Company's business cycle, seasonal borrowings have increased during June, July and August and generally have peaked in September or October, and have been at the lowest point in May.

COMPETITION
The market for children's educational and entertainment materials is highly competitive. Competition is based on the quality and range of educational materials made available, price, promotion and customer service. In the United States, competitors include one other national school book club operator and one other national school book fair operator as well as smaller regional operators, including local bookstores. Competitors in the entertainment market include well-established companies, networks and cable operators. Domestically and internationally, competitors include numerous other paperback book, textbook and supplementary text annual report/fiscal 1999 7
publishers, distributors and other resellers (including over the Internet) of children's books and other educational materials, national publishers of classroom and professional magazines with substantial circulation, numerous producers of television, video and film programming (many of which are substantially larger than the Company), publishers of computer software and distributors of products and services on the Internet. Competition may increase further to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new materials that compete directly with the products distributed by the Company or develop or expand competitive sales channels.

EMPLOYEES
As of May 31, 1999, Scholastic employed approximately 5,100 persons in full-time jobs and 470 in hourly or part-time jobs in the United States and approximately 1,970 persons in its international subsidiaries. The number of part-time employees fluctuates during the year because the Company's business is closely correlated with the school year. The Company believes that its relations with employees are good.

COPYRIGHT AND TRADEMARKS
SCHOLASTIC is a registered trademark in the United States and in a number of countries where the Company conducts business. Scholastic Inc., the Company's principal US operating subsidiary, has registered and/or has pending applications to register its trademarks in the United States for the names of each of its domestic book clubs, the titles of its magazines and the names of all its core curriculum programs. The Company's international subsidiaries have also registered trademarks in the name of Scholastic Inc. for the names of their respective book clubs and magazines. Although individual book titles are not subject to trademark protection, Scholastic Inc. has registered and/or has pending applications to register its trademarks in the United States and in a number of countries for the names of certain series of books and consumer products, such as The Baby-Sitters Club, The Magic School Bus and Animorphs.

All of the Company's publications, including books, magazines and software, are subject to copyright protection. The Company consistently copyrights its magazines, books and software in the name of the Company. Copyrights and trademarks are vigorously defended by the Company and, as necessary, outside counsel may be retained to assist in such protection.

ITEM 2 /  PROPERTIES
The Company maintains its headquarters in the metropolitan New York area, where it leases approximately 434,000 square feet of space for executive offices and certain of its operating divisions. The Company intends to expand its New York facilities by constructing a 120,000 square-foot facility adjoining its current headquarters. The Company also owns or leases approximately 1.5 million square feet of office and warehouse space for its National Service Operation located in the Jefferson City, Missouri area.

In addition, the Company owns or leases approximately 1.6 million square feet of office and warehouse space in over eighty facilities in the United States for Scholastic Book Fairs.

Additionally, the Company owns or leases approximately 800,000 square feet of office and warehouse space in twenty facilities in Canada, the United Kingdom, Australia, New Zealand and elsewhere around the world for its international businesses.

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

ITEM 3 /  LEGAL PROCEEDINGS

As previously reported, three purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and certain officers seeking, among other remedies, damages resulting from defendants' alleged violations of federal securities laws. The complaints were consolidated. The Consolidated Amended Class Action Complaint (the "Complaint") was served and filed on August 13, 1997. The Complaint was styled as a class action, In re Scholastic Securities Litigation, 97 Civ. 2447
(JFK), on behalf of all persons who purchased Company Common Stock from December 10, 1996 through February 20, 1997. The Complaint alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, resulting from purportedly materially false and misleading statements to


8 scholastic corporation
the investing public concerning the financial condition of the Company. Specifically, the Complaint alleged misstatements and omissions by the Company pertaining to adverse sales and returns of its popular Goosebumps book series prior to the Company's interim earnings announcement on February 20, 1997. In an order dated December 14, 1998, the United States District Court for the Southern District of New York granted the Company's motion to dismiss the Complaint. In dismissing the Complaint, the Court held that the plaintiffs had failed to state a claim upon which relief could be granted and granted plaintiffs leave to amend and refile the Complaint. Pursuant to that order, plaintiffs filed a second Consolidated Amended Class Action Complaint, on or about February 16, 1999, alleging substantially similar claims against the Company and one of its officers. The Company continues to believe that the litigation is without merit and will continue to vigorously defend against it.

As previously reported, on February 1, 1999, two subsidiaries of the Company commenced an action in the Supreme Court of the State Court of New York County of New York against Parachute Press, Inc. ("Parachute"), the licensor of certain publication and nonpublication rights to the Goosebumps series, certain affiliated Parachute companies and R.L. Stine, individually, alleging material breach of contract and fraud in connection with the agreements under which such Goosebumps rights are licensed to the Company. The issues in the case, captioned Scholastic Inc. and Scholastic Entertainment Inc. v. Parachute Press, Inc., Parachute Publishing, LLC, Parachute Consumer Products, LLC, and R.L. Stine (Index No. 99/600512), is also, in part, the subject of two litigations commenced by Parachute following repeated notices from the Company to Parachute of material breaches by Parachute of the agreements under which such rights are licensed, and the exercise by the Company of its contractual remedies under the agreements. The previously reported first Parachute action, Parachute Press, Inc. v. Scholastic Inc., Scholastic Productions, Inc. and Scholastic Entertainment Inc., 97 Civ. 8510 (JFK), in which two subsidiaries of the Company are defendants and counterclaim plaintiffs, was commenced in a federal court for the Southern District of New York on November 14, 1997 and was dismissed for lack of subject matter jurisdiction on January 29, 1999. Parachute has filed an appeal of the dismissal. The second action, captioned Parachute Press, Inc. v. Scholastic Inc., Scholastic Productions, Inc. and Scholastic Entertainment Inc. (Index No. 600507/99), was filed contemporaneously with the filing of the Company's complaint on February 1, 1999 in the Supreme Court of the State Court of New York County of New York. In its two complaints and its counterclaims, Parachute alleges that the exercise of contractual remedies by the Company was improper and seeks declaratory relief and unspecified damages for, among other claims, alleged breaches of contract and acts of unfair competition. Damages sought by Parachute include the payment of the total of approximately $36.1 million of advances over the term of the contract, of which approximately $15.3 million had been paid at the time the first Parachute litigation began and payment of royalties set-off by Scholastic against amounts claimed by the Company. The Company is seeking declaratory relief and damages for, among other claims, breaches of contract, fraud and acts of unfair competition. Damages sought by the Company include repayment by Parachute of a portion of the $15.3 million advance already paid. The Company intends to vigorously pursue its claims against Parachute and the other named defendants and to vigorously defend against the lawsuit and appeal. The Company does not believe that this dispute will have a material adverse effect on its financial condition.

A number of lawsuits and administrative proceedings which have arisen in the ordinary course of business are pending or threatened against the Company. The Company believes there are meritorious defenses to substantially all such claims.


ITEM 4 /  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.


                                                    annual report/fiscal 1999  9

Part II

ITEM 5 /  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's Common Stock is traded on the NASDAQ National Market system under the symbol SCHL. The Class A Stock is convertible into Common Stock on a share-for-share basis. There is no active market for the Class A Stock. The following table sets forth, for the periods indicated, the quarterly and one-year high and low selling prices on the NASDAQ National Market system for the Company's Common Stock.

(Years ended May 31,)

--------------------------------------------------------------------------------
                        1999                      1998
                  HIGH        LOW          HIGH        LOW
--------------------------------------------------------------------------------
First Quarter     45 3/4      35 3/4       36 3/8      29
Second Quarter    52 3/4      35 1/2       45 19/32    33 7/8
Third Quarter     59 1/2      46 5/8       42 1/2      28 7/8
Fourth Quarter    56 1/4      44           43 7/8      35 9/16
Year              59 1/2      35 1/2       45 19/32    28 7/8
--------------------------------------------------------------------------------

The Company has not paid any dividends since its initial public offering in February 1992 and has no current plans to pay any dividends on its Common Stock and Class A Stock. In addition, certain of the Company's credit facilities restrict the payment of dividends. See Note 3 of the Notes to Consolidated Financial Statements.

The number of holders of record of Class A and Common Stock as of August 5, 1999 were three and approximately 5,000, respectively.

ITEM 6 /  SELECTED FINANCIAL DATA
For fiscal years ended May 31,
(Amounts in millions, except per share data)


====================================================================================================================================
                                                     1999               1998              1997             1996            1995
====================================================================================================================================
STATEMENT OF INCOME DATA:
   Total revenues                                  $ 1,154.7        $ 1,058.4           $ 966.3          $ 928.6         $ 749.9
   Cost of goods sold                                  561.1            536.8             530.7            466.0           356.0
   Selling, general and administrative expenses        493.3            440.3             399.6            367.4           316.2
   Other operating costs
     Goodwill and trademark amortization
     and depreciation                                   22.4             21.7              18.3             13.1            10.0
     Impairment of assets                               --               11.4              --.              24.3              --

   Operating income                                     77.9             48.2              17.7             57.8            67.7
   Gain on sale of the SOHO Group                       --               10.0             --.               --                --
   Interest expense, net                               (19.0)           (20.1)            (16.7)           (11.2)          (5.4)

   Net income                                           36.8             23.6               0.4             31.9            38.6
   Net income per share-basic                         $ 2.25           $ 1.46            $ 0.02           $ 2.02          $ 2.48
   Net income per share- diluted                      $ 2.20           $ 1.45            $ 0.02           $ 1.97          $ 2.38

   Weighted average shares outstanding-basic            16.4             16.2              16.0             15.8            15.6
   Weighted average shares outstanding-diluted          16.7             16.4              16.3             16.2            16.2
------------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA (END OF YEAR):
   Working capital                                   $ 222.4          $ 201.0           $ 215.7          $ 177.1         $ 136.8
   Total assets                                        842.3            763.6             784.4            673.2           505.9
   Long-term debt                                      248.0            243.5             287.9            186.8            91.5
   Stockholders' equity                                361.4            318.1             297.5            288.6           250.2
------------------------------------------------------------------------------------------------------------------------------------


10 scholastic corporation

ITEM 7 / MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Scholastic is a global children's publishing and media company. The Company has four operating segments: Children's Book Publishing and Distribution; Educational Publishing; Media, Licensing and Advertising (which together comprise the Company's domestic operations); and International. Such segment classification reflects the nature of the Company' s products and services consistent with how senior management assesses operating performance and allocates resources. Prior year comparisons have been restated to conform with current year segment presentation. The following discussion and analysis of the Company's financial position should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and Selected Financial Data included in this report.

OVERVIEW
During the three-year period ended May 31, 1999, the Company reported steady revenue growth with significant improvement in net income, operating margins and earnings per share. This improved performance reflects the Company's focused development of its core businesses, careful management of capital expenditures and cost controls as part of a turnaround plan established following the breakeven fiscal 1997.

During fiscal 2000, the Company plans to maintain its overall strategic objective of strengthening and developing its core businesses through planned investments while continuing to improve overall profitability through growth and cost containment. Over the next years, the Company will seek to build shareholder value through continued revenue growth coupled with improved margins, while funding strategic initiatives such as developing Internet opportunities.


                                   SCHOLASTIC
                              RESULTS OF OPERATIONS
                         For fiscal years ended May 31,
                  (Amounts in millions, except per share data)

------------------------------------------------------------------------------------------------------------------------------------
                                                       1999                            1998                            1997
                                                  $          % (1)                $          % (1)                $         % (1)
------------------------------------------------------------------------------------------------------------------------------------
Revenue:
   Children's Book Publishing and Distribution  657.9        57.0               560.9        53.0                511.6      53.0
   Educational Publishing                       190.6        16.5               196.1        18.5                163.4      16.9
   Media, Licensing and Advertising             115.6        10.0               105.3        10.0                112.2      11.6
   International                                190.6        16.5               196.1        18.5                179.1      18.5
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                 1,154.7       100.0             1,058.4       100.0                966.3     100.0

Cost of goods sold                              561.1        48.6               536.8        50.7                530.7      54.9
Gross profit                                    593.6        51.4               521.6        49.3                435.6      45.1
Selling, general and administrative costs       493.3        42.7               440.3        41.6                399.6      41.4

Operating income                                 77.9         6.8                48.2 (2)     4.6                 17.7       1.8
Income before taxes                              58.9         5.1                38.1 (3)     3.6                  1.0       0.1

Net income                                       36.8         3.2                23.6         2.2                  0.4       0.0

Earnings per share:

   Basic                                         2.25                            1.46                             0.02

   Diluted                                       2.20                            1.45                             0.02
------------------------------------------------------------------------------------------------------------------------------------

(1)  Represents percentage of revenue

(2) Includes a non-cash charge of $11.4 million related to the impairment of certain assets including unamortized prepublication costs and inventory

(3) Includes a gain of approximately $10.0 million resulting from the sale of the SOHO Group annual report/fiscal 1999 11

RESULTS OF OPERATIONS - CONSOLIDATED

Revenue in fiscal 1999 continued to grow, increasing approximately $96.3 million, or 9%, from fiscal 1998. Revenue growth in fiscal 1998 was approximately $92.1 million, or 10%, when compared to fiscal 1997. This steady increase in revenues was driven primarily by the Company's Children's Book Publishing and Distribution segment, which accounted for 57% of the Company's revenues in fiscal 1999, and 53% in both fiscal 1998 and 1997.

Gross profit margin improved to 51% for fiscal 1999, up two percentage points from fiscal 1998, and up six percentage points from fiscal 1997. This trend reflects the Company's continued focus on cost containment in the manufacturing and distribution process and favorable paper prices, combined with improved sales mix in the Company's Children's Book Publishing and Distribution segment.

Operating income increased approximately $30.0 million in both fiscal 1999 and 1998 reflecting improved operating margins of 6.8% and 4.6%, respectively, as compared to 1.8% in fiscal 1997. In the third quarter of fiscal 1998, the Company incurred a non-cash charge of $11.4 million related to the impairment of certain assets including unamortized prepublication costs and inventory. Excluding this non-cash charge, fiscal 1998 had an operating margin of 5.6% of sales. Savings generated through cost containment and improved manufacturing costs were the primary cause of the improved margins. Selling, general and administrative costs increased as a percentage of sales to 42.7% in fiscal 1999 from 41.6% in fiscal 1998 due primarily to increased information technology costs which were in part related to the Company's Year 2000 initiatives. In fiscal 1998, selling, general and administrative costs as a percentage of revenues were flat to the prior fiscal year.

Results for fiscal 1998 include a non-operating pre-tax gain of approximately $10.0 million resulting from the January 1998 sale of the Company's Small Office Home Office Group ("SOHO Group"), for approximately $19.2 million.

Net interest expense decreased slightly to $19.0 million in fiscal 1999 from $20.1 million in fiscal 1998 reflecting lower average debt levels and the capitalization of interest related to the construction of additional office space in New York during fiscal 1999. Fiscal 1998 interest expense was $3.4 million greater than in fiscal 1997 ($16.7 million), reflecting higher average debt levels in fiscal 1998 partially due to the January 1997 acquisition of Red House Books Ltd. and a higher weighted-average interest rate due to the issuance in December 1996 of the Company's 7% Notes due 2003.

The Company's effective tax rates were 37.5%, 38.0% and 64.6% of earnings before taxes, for fiscal years 1999, 1998 and 1997, respectively. The decreases from fiscal 1997 reflect the impact of lower relative state and local tax burdens, which are computed on an unconsolidated basis.

Net income was $36.8 million in fiscal 1999, $23.6 million in fiscal 1998 and $0.4 million in fiscal 1997. The basic and diluted net income per Class A and Common Share were $2.25 and $2.20, respectively, in fiscal 1999, $1.46 and $1.45, respectively, in fiscal 1998 and $0.02 for both basic and diluted net income per share in fiscal 1997.

RESULTS OF OPERATIONS - SEGMENTS

CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION
The Company's Children's Book Publishing and Distribution segment includes the publication and distribution in the United States of children's books through its school-based book clubs (including home continuity programs), book fairs and trade channels.

(Amounts in millions)
--------------------------------------------------------------------------------
                               1999          1998         1997
--------------------------------------------------------------------------------
Revenue                     $ 657.9       $ 560.9      $ 511.6
Operating profit              109.3          84.6         65.0
--------------------------------------------------------------------------------
Operating margin              16.6%         15.1%        12.7%

Children's Book Publishing and Distribution revenues accounted for 57% of the Company's revenues in fiscal 1999, and 53% in fiscal 1998 and fiscal 1997. These revenues increased 17% to $657.9 million in fiscal 1999 from $560.9 million in fiscal 1998. Book club revenues, inclusive of continuity programs, accounted for slightly more than half of Children's Book Publishing and Distribution sales in fiscal 1999, down slightly from the prior fiscal year. Revenues from the club and continuity programs increased approximately 14% in fiscal 1999 and approximately 15% in fiscal 1998 reflecting growth in order volume as well as increased revenue per order. Revenues from book fairs accounted for approximately 30% of Children's Book Publishing and Distribution sales in fiscal 1999, up slightly from fiscal years 1998 and 1997. Sales growth for book fairs of approximately 20% in fiscal 1999 and approximately 15% in fiscal 1998 was due in part to an increased number of fairs and in part an increase in revenue per fair from fairs offering a broader product selection. In fiscal 1999, growth in the number of


12 scholastic corporation
fairs is primarily due to the impact of the June 1998 acquisition of the assets of Pages Book Fairs Inc. The Company's trade distribution channel accounted for approximately 16% of Children's Book Publishing sales in fiscal 1999, 15% in fiscal 1998 and 19% in fiscal 1997. Net trade sales increased by approximately 25% in fiscal 1999 due to the continued success of Scholastic branded properties such as Harry Potter, Animorphs, Dear America, I Spy, Clifford the Big Red Dog and Scholastic Reference books. Trade sales also benefited from titles based on licensed properties such as Star Wars and TeleTubbies. In fiscal 1998, net Trade sales decreased by more than 14% due to the continued decline in the sales of the Goosebumps series. Trade sales of properties other than Goosebumps increased approximately 24% in fiscal 1998 when compared to fiscal 1997.

Operating income for Children's Book Publishing and Distribution increased $44.3 million during the three fiscal years ended May 31,1999 to $109.3 million or 16.6% of sales. Operating income was $84.6 million or 15.1% of sales and $65.0 million or 12.7% of sales for fiscal 1998 and 1997, respectively. Operating margins improved largely as a result of the benefit of cost reductions in manufacturing and fulfillment activities and changes in product mix in both fiscal 1999 and fiscal 1998. In fiscal 1998, the segment also benefited from a lower return rate in the Trade channel. Selling, general and administrative costs as a percentage of revenue were approximately equal to the prior year at 34%. During fiscal 1998, marketing and promotion costs for the Children's Book Publishing and Distribution segment increased as a result of increased volume in the book clubs and book fairs.


EDUCATIONAL PUBLISHING
The Company's Educational Publishing segment includes the publication and distribution of K-12 textbooks, supplemental materials (including professional books), classroom magazines and instructional technology for core and supplemental use in United States schools and libraries. In fiscal 1999, the United States circulation of the Company's classroom magazines was approximately
7.8 million.

(Amounts in millions)
--------------------------------------------------------------------------------
                               1999          1998         1997
--------------------------------------------------------------------------------
Revenue                     $ 190.6       $ 196.1      $ 163.4
Operating profit/(loss)         2.3           0.5        (21.1)
--------------------------------------------------------------------------------
Operating margin               1.2%          0.3%           *
*  not meaningful

Educational Publishing revenues accounted for approximately 17% of the Company's revenues in fiscal 1999, approximately 19% in fiscal 1998 and approximately 17% in fiscal 1997. In fiscal 1999, Educational Publishing revenues declined approximately 3% to $190.6 million from $196.1 million in fiscal 1998 and revenues related to sales of core and supplemental instructional materials to schools decreased to 75% of Educational Publishing revenues from 77% in fiscal 1998. These decreases were primarily due to the impact of the anticipated wind-down of the California adoption of the Company's reading program Scholastic Literacy Place, partially offset by an increase in sales of the Company's supplemental materials and classroom magazines. In fiscal 1998, Educational Publishing revenues increased approximately 20% from $163.4 million in fiscal 1997. Revenues related to sales of core and supplemental instructional materials to schools increased 30% over fiscal 1997 primarily due to the impact of strong sales of Scholastic Literacy Place in the first year of the California reading adoption.

Educational Publishing operating income increased $1.8 million from $0.5 million in fiscal 1998, to $2.3 million in fiscal 1999. Excluding the effect of the $8.3 million portion of the non-cash charge related to the impairment of certain Educational Publishing assets incurred in the third quarter of fiscal 1998, operating income decreased $6.5 million from $8.8 million in fiscal 1998 (4.5% of sales) to $2.3 million in fiscal 1999 (1.2% of sales). Gross margins remained relatively constant as a percentage of revenue to the prior year at approximately 52%. In fiscal 1999, promotion and other selling and general administrative costs associated with the launch of the Company's new Scholastic Reading Counts! program were primarily responsible for the decline in margins. Excluding the effect of the non-cash charge, fiscal 1998 operating income of $8.8 million (4.5% of sales) represented an improvement of $29.8 million from an operating loss of $21.1 million in fiscal 1997. During fiscal 1998, the segment benefited from the high margin of incremental Scholastic Literacy Place sales as well as the effect of planned cost reductions within the core and supplemental instructional materials groups.


MEDIA, LICENSING AND ADVERTISING
The Company's Media, Licensing and Advertising segment includes the production and the distribution by the Company's United States-based operations of entertainment products (including television programming, videos and motion pictures), Internet services and CD-ROM-based products and Scholastic-branded licensed properties, as well as advertising and promotional activities.


                                                    annual report/fiscal 1999 13

(Amounts in millions)
--------------------------------------------------------------------------------
                              1999          1998        1997
--------------------------------------------------------------------------------
Revenue                     $ 115.6       $ 105.3     $ 112.2
Operating profit/(loss)         0.0         (9.5)        (6.5)
--------------------------------------------------------------------------------
Operating margin               0.0%            *            *
*  not meaningful

Media, Licensing and Advertising revenues accounted for approximately 10% of the Company's revenues in both fiscal 1999 and 1998 and approximately 12.0% in fiscal 1997. In fiscal 1999, revenues increased approximately 10% to $115.6 million from $105.3 million in fiscal 1998. Increased software and multimedia product sales and merchandise licensing sales were partially offset by the absence of revenues of $11.8 million due to the sale of the Company's SOHO Group, effective January 1, 1998. In fiscal 1998, revenues reflected a decline of 6% from the fiscal 1997 level of $112.2 million as increased software and multimedia product sales of $10.4 million were more than offset by the impact of decreased licensing revenue related to Goosebumps products and the absence of SOHO Group revenues for five months of fiscal 1998.

Operating income for the Media, Licensing and Advertising segment reached breakeven in fiscal 1999 from an operating loss of $9.5 million in fiscal 1998. This includes the effect of the $3.1 million of the non-cash charge related to the impairment of certain assets incurred in the third quarter of fiscal 1998. The improvement was largely the result of strong software product sales in the club and fair selling channels combined with improved product cost efficiencies. Media, Licensing and Advertising had an operating loss of approximately $6.5 million in both fiscal 1998 (exclusive of the $3.1 million non-cash charge) and fiscal 1997. The adverse impact of the decline of the high margin Goosebumps licensing revenue in fiscal 1998 was offset by stronger CD-ROM sales.

INTERNATIONAL
The International segment consists of the distribution of products and services outside the United States by the Company's operations located in the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong and India. For the year ended May 31, 1999, approximately 80% of the Company's International revenues were derived from the sale of children's books.

(Amounts in millions)
--------------------------------------------------------------------------------
                               1999          1998         1997
--------------------------------------------------------------------------------
Revenue                     $ 190.6       $ 196.1      $ 179.1
Operating profit                4.9           9.7         11.6
--------------------------------------------------------------------------------
Operating margin               2.6%          5.0%         6.5%

International sales accounted for approximately 17% of the Company's revenues in fiscal 1999 and approximately 19% in both fiscal 1998 and fiscal 1997. International revenues decreased approximately 3% from $196.1 million in fiscal 1998 to $190.6 million in fiscal 1999. This reflects a decline in the United Kingdom sales, principally in the book club, trade and book fair channels. Revenues from the Company's Canadian operation increased, despite disruptions from a move to a new warehouse, with growth in the supplementary text, book clubs and book fairs channels. In fiscal 1998, International revenues increased approximately 9% from $179.1 million in fiscal 1997, principally attributable to an increase in revenues from the Company's United Kingdom operation in fiscal 1998, which improved approximately 33%, reflecting the full year benefit of the January 1997 acquisition of Red House Books Ltd. along with continued strength in the trade distribution channel. In both fiscal 1999 and fiscal 1998, revenues in Canada, Australia and New Zealand were adversely impacted by weakness in their respective currencies relative to the stronger US dollar.

International operating income decreased $4.8 million to $4.9 million (2.6% of sales) in fiscal 1999 from $9.7 million in fiscal 1998 (5.0% of sales). During fiscal 1999, the Company's Australian subsidiary was impacted by increased cost of product as a result of changes in product mix and higher product costs for US dollar denominated purchases. The Canadian subsidiary incurred additional costs related to the opening of its new distribution facility. Additionally, the Canadian and Australian subsidiaries incurred increased promotion costs primarily as a result of higher book club kit and bonus point costs. During fiscal 1998, increased spending by the United Kingdom subsidiary for customer service to support the acquisition of Red House Books Ltd. was the primary cause of the decrease in operating income.

SEASONALITY
The Company's book clubs, book fairs and most of its magazines operate on a school-year basis; therefore, the Company's business is highly seasonal. As a consequence, the Company's revenues in the first and third quarters of the fiscal year are lower than its revenues in the other two fiscal quarters, and the Company experiences a substantial loss from operations in the first quarter. Typically, book clubs and book fairs experience the largest revenues in the second quarter of the fiscal year, while revenues from the sale of instructional materials are highest in the first quarter. See Supplementary Financial Information in Item 8. For the June through October time period, the Company experiences negative cash flow due to the seasonality of its


14 scholastic corporation
business. Historically, as a result of the Company's business cycle, seasonal borrowings have increased during June, July and August and have generally peaked in September or October, and have been at the lowest point in May.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents remained virtually unchanged for fiscal years 1999, 1998 and 1997.

Cash outflows for investing activities were $136.8 million for fiscal 1999, primarily related to royalty advances, business and trademark acquisition-related payments, capital expenditures and prepublication and production cost expenditures.

Payments for royalty advances totaled $27.8 million for fiscal 1999. Business and trademark acquisition-related payments were $14.9 million for the year, including the June 1998 acquisition of certain book fair assets of Pages Book Fairs, Inc. and the January 1999 acquisition of certain assets of Quality Education Data. The Company's capital expenditures totaled $29.6 million in fiscal 1999. Capital expenditures, including capitalized interest, increased $9.3 million to from fiscal 1998 primarily due to commencement of the expansion of the Company's corporate headquarters. Prepublication cost expenditures totaled $46.8 million, increasing $21.4 million from fiscal 1998, largely due to higher investments in core publishing and technology-based products, primarily in the planned revision to Scholastic Literacy Place and the development of Read
180. The Company expects significant increases in its capital expenditures and prepublication spending in fiscal 2000 over fiscal 1999. The expected increase in capital expenditures is primarily due to the expansion of the Company's headquarters and Information Systems and Internet development. The expected increase in prepublication costs is primarily due to costs associated with completion of the Scholastic Literacy Place revision.

The Company believes its existing cash position, combined with funds generated from operations and increased funds available under the amended Loan Agreement and the Revolver will be sufficient to finance its ongoing working capital requirements for the next fiscal year.

FINANCING
The Company maintains two unsecured credit facilities, the Loan Agreement and the Revolver, which provide for aggregate borrowings of up to $205.0 million (with a right, in certain circumstances, to increase to $235.0 million), including the issuance of up to $10.0 million in letters of credit. The Company uses these facilities to fund seasonal cash flow needs and other working capital requirements. At May 31, 1999, the Company had $10.0 million in borrowings outstanding under these facilities at a weighted average interest rate of 5.3075%.

The foregoing information reflects amendments effected on August 11, 1999 to one of the credit facilities which extended the expiration date of the facility to August 11, 2004 and expanded the facility from $135.0 million to $170.0 million (with a right, in certain circumstances, to increased to $200.0 million). The Company anticipates amending and restating the Revolver in the second quarter of fiscal 2000 to increase the amount available thereunder to $40.0 million and extend its expiration to 2004. The Company does not anticipate any difficulty in negotiating satisfactory credit arrangements.

In addition, unsecured lines of credit available to the Company's United Kingdom, Canadian and Australian operations totaled $37.9 million at May 31, 1999. These lines are used primarily to fund local working capital needs. At May 31, 1999, $18.0 million in borrowings were outstanding under these lines at a weighted average interest rate of 7.15%.

ACQUISITIONS
In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such opportunities and prospects. Consistent with this strategy, in June 1998 the Company acquired certain assets of Pages Book Fairs, Inc. for approximately $10.5 million, and in January 1999, the acquisition of a leading USeducational information company, certain assets of Quality Education Data.

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

The Company's Year 2000 program, which was commenced in July 1997 and is administered by internal staff, assisted by outside consultants, consists of the following three components relating to the Company's operations: (i) information technology ("IT") computer annual report/fiscal 1999 15
systems and applications which may be impacted by the Year 2000 problem and the actions related thereto, (ii) non-IT systems and equipment which include embedded technology which may be impacted by the Year 2000 problem and the actions related thereto and (iii) third party suppliers and customers with which the Company has material relationships and which could adversely affect the Company if such parties fail to be Year 2000 compliant and the actions related thereto. The general phases common to all three components of the Company's Year 2000 program are: (1) Assessment (the identification, assessment and prioritization of the Year 2000 issues facing the Company in each of the above areas and the actions to be taken in respect of such issues or items); (2) Remediation (implementation of the specific actions determined upon assessment, including repair, modification or replacement of items that are determined not to be Year 2000 compliant); (3) Testing (testing of the new or modified information systems, other systems and equipment to verify Year 2000 readiness);
(4) Contingency Planning (designing appropriate contingency and business continuation plans for each Company business unit and location); and (5) Implementation (actual operation of such systems and equipment and, if necessary, the actual implementation of any contingency plans in the event Year 2000 problems occur, notwithstanding the Company's remediation program).

The progress to date of the three components of the Company's Year 2000 program for principal systems, applications or issues affected by the Year 2000 is as follows:

IT Systems and Applications The principal IT systems and applications of the Company affected by Year 2000 issues include: order entry, purchasing, distribution and financial reporting. Issues related to vendor supplied software include financial reporting and certain infrastructure and operating system software. The Company has substantially completed the Assessment, Remediation and Testing phases with respect to its principal IT systems and applications. In addition, the Company anticipates that the Contingency Planning phase should be substantially completed by the end of August 1999. A test plan is in place. Excluding normal system upgrades, the Company estimates that total costs for conversion and testing of new or modified IT systems and applications will aggregate approximately $11.8 million through fiscal 2000, of which $8.0 million has been incurred through May 31, 1999.

Non-IT Systems and Equipment
The principal non-IT systems and equipment of the Company incorporating embedded technology affected by Year 2000 issues include: security systems, phone systems, business machines, computers and distribution systems. The Company has substantially completed the Assessment and the Remediation phases of its principal non-IT software and applications related to these principal systems. The Testing, Contingency Planning and Implementation phases should be substantially completed by the end of August 1999. In addition to the foregoing, the Company expects to implement the remainder of Year 2000 remediated non-IT systems and applications prior to September 30, 1999. The Company estimates the total costs for modifying or replacing new systems and equipment in this area will be approximately $0.2 million through fiscal 2000, of which $0.1 million has been incurred through May 31, 1999.

Material Third Party Relationships.
Material third party supplier relationships affected by Year 2000 issues relate primarily to printing, paper supplies, distribution, fulfillment, licensing and financial services. The Assessment and Remediation phases for determining the Year 2000 readiness of the Company's principal suppliers are an ongoing process. Substantially all of the Company's principal suppliers have reported that they have initiated Year 2000 programs. The Company will seek updates from these parties to attempt to ascertain the adequacy of their programs as it relates to the Company. Testing of critical systems or services will be done on an as needed basis. The Company anticipates that it will develop contingency plans with respect to its principal third party suppliers by October 1999. There can be no assurance, however, that the Company will be able to predict adequately Year 2000 problems experienced by its suppliers or to develop adequate contingency plans related thereto. The costs to the Company in implementing its Year 2000 program in this area, excluding costs due to unanticipated third party Year 2000 problems, will principally consist of internal staff costs, which are not expected to be material. No single vendor or group of vendors are material to the Company's financial condition.

Including the costs set forth above, the Company estimates that total program costs for implementing its Year 2000 program, which includes total costs noted above for IT systems and applications, will be approximately $12.0 million, of which total program costs through May 31, 1999 have been $8.1 million. These costs include costs


16 scholastic corporation
related to the matters described above, which include consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the Company for the Year 2000. The costs also include expenses related to internal staff incurred in connection with the implementation of the program. The Year 2000 costs for fiscal 1999 comprised approximately 25% of the Company's IT budget for that period. Based on the current progress of the Company's Year 2000 program, the Company anticipates its Year 2000 program will be substantially completed by August 31, 1999. As a result of the Company's Year 2000 program, delays in other new and continuing IT projects have occurred. However, no material adverse effect is anticipated from such delays as the Company has procedures in place in an effort to ensure that critical projects will continue to be handled in a timely manner. The cost of the Company's Year 2000 program and the remaining dates on which the Company plans to complete the components of the Year 2000 program are based on management's best estimates, which were derived utilizing numerous assumptions of future events, many of which are beyond the Company's control.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations of the Company. Such failures could materially and adversely affect the Company's financial condition, results of operations and cash flows. Based on current plans and assumptions, the Company does not expect that the Year 2000 issue will have a material adverse impact on the Company as a whole. However, due to the general uncertainty inherent in the Year 2000 problem there can be no assurance that all Year 2000 problems will be foreseen and corrected, or if foreseen, corrected on a timely basis, or that no material disruption to the Company's business or operations will occur. Further, the Company's expectations are based on the assumption that there will be no general failure of external local, national or international systems (including financial, power, communication, postal or other transportation systems) necessary for the ordinary conduct of business. The Company is currently assessing those scenarios in which unexpected failures would have a material adverse effect on the Company and will attempt to develop contingency plans designed to respond to such scenarios. However, there can be no assurance that successful contingency plans can, in fact, be developed or implemented.

All statements regarding Year 2000 Readiness are "Year 2000 Readiness Disclosures" as defined by the Year 2000 Information and Readiness Disclosure Act of October 19, 1998.

NEW ACCOUNTING PRONOUNCEMENTS
Effective August 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement establishes the standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The presentation of comprehensive income is included in the Statement of Changes in Stockholders' Equity and Comprehensive Income.

Effective May 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." This statement requires that public business enterprises report certain information about operating segments in financial statements of the enterprise issued to stockholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The required disclosures are presented in Note 2 to the Consolidated Financial Statements.

Effective May 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employer's Disclosures about Pensions and Other Post-Retirement Benefits." This statement revises employer's disclosures about pension and other post-retirement benefit plans. It standardizes the disclosure requirements for pensions and other post-retirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures required under prior standards. The required disclosures are presented in Note 7 included to the Consolidated Financial Statements.

The Financial Accounting Standards Board issued in June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments (fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in offsetting changes in fair values or cash flows of annual report/fiscal 1999 17
both the hedge and the hedged item recognized in earnings or in accumulated comprehensive income in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in income. The Company is required to adopt the provisions of SFAS 133 in the first quarter of fiscal 2002.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including the following and other risks and factors identified from time to time in the Company's filings with the SEC:

o The Company's ability to produce successful educational, trade, entertainment, software products and Internet;

o  The Company's ability to maintain relationships with its creative talent;

o Changes in purchasing patterns in and the strength of educational, trade, entertainment, software markets and Internet;

o  Competition   from  other   educational  and  trade   publishers  and  media,
   entertainment companies and Internet;

o Significant changes in the publishing industry, especially relating to the distribution and sale of books;

o The effect on the Company of volatility in the price of paper and periodic increases in postage rates; and

o The Company's ability to effectively use the Internet to support its existing businesses and to launch successful new Internet initiatives;

o  The Company's ability to manage seasonality;

o  The general risks attendant to the conduct of business in foreign countries;

o  The effects of the Year 2000 problems as more fully described herein; and

The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has operations in various foreign countries. In the normal course of business, these operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk. The Company does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes.

Market risks relating to the Company's operations result primarily from changes in interest rates. The majority of the Company's long-term debt bears interest at a fixed rate. However, the fair market value of the fixed rate debt is sensitive to changes in interest rates. The Company is subject to the risk that market interest rates will decline and the interest rates under the fixed rate debt will exceed the then prevailing market rates. Under its current policies, the Company does not utilize any interest rate derivative instruments to manage its exposure to interest rate changes.

As of May 31, 1999, the balance outstanding under the facilities which have variable rates, was $10.0, at an average interest rate of 5.31%. A 15% increase or decrease in the average cost of the Company's variable rate debt under the facility would not have a significant impact on the Company's results of operations.

Additional information relating to the Company's outstanding financial instruments is included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


18 scholastic corporation

ITEM 8   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Consolidated Financial Statements and Financial
   Statement Schedule

                                                                     PAGE(S)

Consolidated Statement of Income for the three years ended
   May 31, 1999, 1998 and 1997                                        21

Consolidated Balance Sheet at May 31, 1999 and 1998                22-23

Consolidated Statement of Changes in Stockholders' Equity
   and Comprehensive Income for the three years ended
   May 31, 1999, 1998 and 1997                                        24

Consolidated Statement of Cash Flows for the three years
   ended May 31, 1999, 1998 and 1997                                  25

Notes to Consolidated Financial Statements                         26-36

Report of Independent Auditors                                        37

Supplementary Financial Information - Summary of Quarterly
   Results of Operations (unaudited)                                  38

The following consolidated financial statement schedule of the Company is included in Item 14(d):

                                                                     PAGE

Schedule II-- Valuation and Qualifying Accounts and Reserves          48

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.


                                                    annual report/fiscal 1999 19
page intentionally left blank


20 scholastic corporation


CONSOLIDATED STATEMENT OF INCOME
Years ended May 31,
(Amounts in millions, except per share data)                           1999                    1998                       1997

Revenues                                                           $ 1,154.7                 $ 1,058.4                   $ 966.3

Operating costs and expenses:
   Cost of goods sold                                                  561.1                     536.8                     530.7
   Selling, general and administrative expenses                        493.3                     440.3                     399.6
   Other operating costs:
     Depreciation                                                       16.9                      15.0                      12.8
     Goodwill and trademark amortization                                 5.5                       6.7                       5.5
     Impairment of assets                                               --                        11.4                      --
------------------------------------------------------------------------------------------------------------------------------------

Total operating costs and expenses                                   1,076.8                   1,010.2                     948.6
------------------------------------------------------------------------------------------------------------------------------------

Operating income                                                        77.9                      48.2                      17.7

Sale of SOHO Group                                                      --                        10.0                      --
Interest expense, net                                                  (19.0)                    (20.1)                    (16.7)
------------------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                            58.9                      38.1                       1.0
Provision for income taxes                                              22.1                      14.5                       0.6
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                            $ 36.8                    $ 23.6                     $ 0.4
====================================================================================================================================

Net income per Class A and Common Share:
   Basic                                                              $ 2.25                    $ 1.46                    $ 0.02
   Diluted                                                            $ 2.20                    $ 1.45                    $ 0.02

------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes


                                                    annual report/fiscal 1999 21


CONSOLIDATED BALANCE SHEET
Balances at May 31,
(Amounts in millions except share and per share data)
 Assets                                                                                       1999                          1998

CURRENT ASSETS:

   Cash and cash equivalents                                                                 $ 5.9                          $ 5.1
   Accounts receivable (less allowance for doubtful accounts
     of $12.3 in 1999 and $10.1 in 1998)                                                     136.4                          116.7
   Inventories                                                                               227.4                          200.3
   Deferred taxes                                                                             41.8                           41.8
   Prepaid and other deferred expenses                                                        22.7                           18.8
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                   434.2                          382.7
------------------------------------------------------------------------------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT:

   Land                                                                                        6.7                            6.4
   Buildings                                                                                  40.1                           41.1
   Furniture, fixtures and equipment                                                          97.6                           79.8
   Leasehold improvements                                                                     70.1                           63.8
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             214.5                          191.1
   Less accumulated depreciation and amortization                                            (65.4)                         (54.3)
------------------------------------------------------------------------------------------------------------------------------------
      NET PROPERTY, PLANT AND EQUIPMENT                                                      149.1                          136.8
------------------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS AND DEFERRED CHARGES:

   Prepublication costs                                                                       95.3                           86.3
   Goodwill and trademarks                                                                    71.1                           66.7
   Royalty advances                                                                           54.4                           45.6
   Other                                                                                      38.2                           45.5
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL OTHER ASSETS AND DEFERRED CHARGES                                                259.0                          244.1
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                                      $ 842.3                        $ 763.6
====================================================================================================================================


22 scholastic corporation


------------------------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY                                                        1999                            1998
------------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
   Lines of credit                                                                          $ 18.0                          $ 9.8
   Current portion of long-term debt                                                           0.2                            0.3
   Accounts payable                                                                           97.0                           76.9
   Accrued royalties                                                                          23.7                           19.4
   Deferred revenue                                                                            6.7                           10.5
   Other accrued expenses                                                                     66.2                           64.8
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                              211.8                          181.7
------------------------------------------------------------------------------------------------------------------------------------

NONCURRENT LIABILITIES:

   Long-term debt                                                                            248.0                          243.5
   Other noncurrent liabilities                                                               21.1                           20.3
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL NONCURRENT LIABILITIES                                                           269.1                          263.8
------------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES                                                                   --                             --

STOCKHOLDERS' EQUITY:
   Preferred Stock, $1.00 par value
      Authorized-1,000,000 shares; Issued-None                                                 --                              --
   Class A Stock, $.01 par value
      Authorized-2,500,000 shares; Issued-828,100 shares                                       0.0                            0.0
   Common Stock, $.01 par value
      Authorized-25,000,000 shares
      Issued-16,946,803 shares (16,741,190 shares at 5/31/98)                                  0.2                            0.2
   Additional paid-in capital                                                                212.3                          205.1
   Accumulated other comprehensive income:
      Foreign currency translation adjustment                                                 (5.7)                          (5.0)
   Retained earnings                                                                         191.4                          154.6
   Less 1,301,658 shares of Common Stock in treasury, at cost                                (36.8)                         (36.8)
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                             361.4                          318.1
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 842.3                        $ 763.6
====================================================================================================================================


See accompanying notes


                                                    annual report/fiscal 1999 23

CONSOLIDATED  STATEMENT  OF CHANGES IN  STOCKHOLDERS'  EQUITY AND  COMPREHENSIVE
INCOME
Years ended May 31, 1999, 1998 and 1997
(Amounts in millions)

                                                                            ACCUMULATED
                                                              ADDITIONAL        OTHER                                    TOTAL
                                     CLASS A       COMMON       PAID-IN     COMPREHENSIVE    RETAINED     TREASURY   STOCKHOLDERS'
                                      STOCK         STOCK       CAPITAL        INCOME        EARNINGS       STOCK       EQUITY
====================================================================================================================================
BALANCE AT JUNE 1, 1996              $ 0.0         $ 0.2        $ 194.8        $ (0.2)        $ 130.6      $ (36.8)      $ 288.6
Comprehensive income:
   Net income                                                                                     0.4                        0.4
   Other comprehensive income:
      Foreign currency translation
         adjustment                                                              (0.5)                                      (0.5)
                                                                                                                            ----
   Total comprehensive income                                                                                               (0.1)
Stock options exercised                              0.0            4.7                                                      4.7
Tax benefit realized from stock
   option transactions                                              4.2                                                      4.2
Stock granted                                                       0.1                                                      0.1
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MAY 31, 1997                0.0           0.2          203.8          (0.7)          131.0        (36.8)        297.5
Comprehensive income:
   Net income                                                                                    23.6                       23.6
   Other comprehensive income:
      Foreign currency translation
         adjustment                                                              (4.3)                                      (4.3)
                                                                                                                            ----
Total comprehensive income                                                                                                  19.3
Stock options exercised                              0.0            0.7                                                      0.7
Tax benefit realized from stock
   option transactions                                              0.6                                                      0.6
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MAY 31, 1998                0.0           0.2          205.1          (5.0)          154.6        (36.8)        318.1
Comprehensive income:
   Net income                                                                                    36.8                       36.8
   Other comprehensive income:
      Foreign currency translation
         adjustment                                                              (0.7)                                      (0.7)
                                                                                                                            ----
   Total comprehensive income                                                                                               36.1
Stock options exercised                              0.0            5.8                                                      5.8
Tax benefit realized from stock
   option transactions                                              1.4                                                      1.4
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MAY 31, 1999              $ 0.0         $ 0.2        $ 212.3        $ (5.7)        $ 191.4      $ (36.8)      $ 361.4
====================================================================================================================================


See accompanying notes


24 scholastic corporation

CONSOLIDATED STATEMENT OF CASH FLOWS
Years ended May 31,
(Amounts in millions)


====================================================================================================================================
                                                                                      1999                1998               1997
====================================================================================================================================

Cash flows provided by operating activities:
   Net income                                                                       $ 36.8               $ 23.6             $ 0.4
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                   22.4                 21.7              18.3
      Amortization of prepublication and production costs                             51.2                 43.2              40.1
      Royalty advances expensed                                                       21.8                 17.7              15.2
      Provision for losses on accounts receivable                                     17.0                 14.6              11.7
      Deferred income taxes                                                           (2.1)                (8.4)             (7.0)
      Impairment of assets                                                            --                   11.4              --
      Gain on the sale of the SOHO Group                                              --                  (10.0)             --
      Changes in assets and liabilities (net of effects from business acquisitions and dispositions):
         Accounts receivable                                                         (35.5)               (38.9)              7.6
         Inventory                                                                   (23.3)                13.8             (29.3)
         Prepaid expenses                                                             (4.0)                18.6             (19.8)
         Accounts payable and other accrued expenses                                  26.5                 (0.5)             17.3
         Accrued royalties                                                             6.8                  9.3              (6.9)
         Deferred revenues                                                            (3.7)                 3.1              (0.2)
      Other, net                                                                       3.7                 (1.5)             (0.7)
------------------------------------------------------------------------------------------------------------------------------------
   Total adjustments                                                                  80.8                 94.1              46.3
------------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                      117.6                117.7              46.7

Cash flows used in investing activities:
   Proceeds received from the sale of the SOHO Group                                  --                   19.2              --
   Royalty advances                                                                  (27.8)               (31.7)            (34.2)
   Business and trademark acquisition-related payments                               (14.9)                (6.0)            (32.1)
   Additions to property, plant and equipment                                        (29.6)               (20.3)            (29.5)
   Prepublication costs                                                              (46.8)               (25.4)            (26.9)
   Production costs                                                                  (13.8)               (13.0)            (12.5)
   Other                                                                              (3.9)                (2.0)             (2.3)
------------------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                         (136.8)               (79.2)           (137.5)

Cash flows provided by (used in) financing activities:
   Borrowings under Loan Agreement and Revolver                                      269.2                243.9             301.5
   Repayments of Loan Agreement and Revolver                                        (264.7)              (288.3)           (326.2)
   Proceeds from issuance of 7% Notes due 2003                                        --                   --               123.9
   Borrowings under lines of credit                                                   66.9                 68.6              39.3
   Repayments of lines of credit                                                     (58.7)               (63.6)            (55.6)
   Proceeds from exercise of stock options                                             5.8                  0.7               4.7
   Tax benefit realized from stock option transactions                                 1.4                  0.6               4.2
   Other                                                                              --                   (0.3)             (0.4)
------------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                             19.9                (38.4)             91.4
   Effect of exchange rate changes on cash                                             0.1                  0.1               0.0
------------------------------------------------------------------------------------------------------------------------------------
   Net increase in cash and cash equivalents                                           0.8                  0.2               0.6
   Cash and cash equivalents at beginning of year                                      5.1                  4.9               4.3
------------------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of year                                          $ 5.9                $ 5.1             $ 4.9
====================================================================================================================================

Supplemental information:
   Income taxes paid                                                                $ 23.0               $ 17.1            $ 24.7
   Interest paid                                                                      20.1                 21.5              13.1


See accompanying notes


                                                    annual/fiscal 1999 25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except share data)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
The consolidated financial statements include the accounts of Scholastic Corporation and all wholly-owned subsidiaries (the "Company"). All intercompany transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Significant estimates that affect the financial statements include, but are not limited to, book returns, recoverability of inventory, recoverability of advances to authors, amortization periods, recoverability of prepublication and film production costs and recoverability of other long-lived assets.

Cash equivalents
Cash equivalents consist of short-term investments with original maturities of less than three months.

Inventories
Inventories are stated at the lower of cost using the first-in, first-out method or market.

Property, plant and equipment
Property, plant and equipment are carried at cost. Depreciation and amortization are provided on the straight-line basis. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. Interest is capitalized on major construction projects based on the outstanding construction in progress balance for the period and the average borrowing rate during the period.

Other assets and deferred charges
Prepublication costs are amortized on the straight-line basis over a two to five year period commencing with publication.

Goodwill and trademarks acquired by the Company are amortized on the straight-line basis over the estimated future periods, which are generally between fifteen and twenty-five years.

Royalty advances are expensed as related revenues are earned or when future recovery appears doubtful.

Production costs are stated at the lower of cost less amortization or net realizable value. Production costs are amortized using the film forecast in the proportion that current revenues bear to estimated remaining total lifetime revenues.

The Company regularly evaluates the remaining lives and recoverability of the above costs.

Income tax
The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to enter into the determination of taxable income.

Revenue recognition
Sales of books and software are recognized upon the shipment of product. Sales made on a returnable basis are recorded net of provisions for estimated returns and allowances. A reserve for estimated book returns is established at the time of sale. Actual returns are charged against the reserve as received.

Revenue from magazine subscriptions is deferred at the time of sale. As magazines are delivered to subscribers, proportionate amounts of revenue and related acquisition expenses are recognized.

Revenue from the sale of film rights, principally for the home video and domestic and foreign syndicated television markets, is recognized when the film is available for showing or exploitation. Income from licensing is recorded, in accordance with royalty agreements, at the time characters are available to the licensee and collections are reasonably assured.

Stock-based compensation
The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) in accounting for its employee stock options. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant where the exercise price and number of shares subject to grant are fixed.


26 scholastic corporation

Earnings per share

Earnings per share are based on the combined weighted-average number of Class A and Common Shares outstanding using the treasury stock method, in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." Potentially dilutive securities are excluded from the computation of diluted earnings per share for the periods in which they have an anti-dilutive effect.

Recent accounting principles
Effective August 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement establishes the standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The presentation of comprehensive income is included in the Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income.

Effective May 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." This statement requires that public business enterprises report certain information about operating segments in financial statements of the enterprise issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The required disclosures are presented in Note 2 included herein.

Effective May 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employer's Disclosures about Pensions and Other Post-Retirement Benefits." This statement revises employer's disclosures about pension and other post-retirement benefit plans. It standardizes the disclosure requirements for pensions and other post-retirement benefits, requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain disclosures required under prior standards. The required disclosures are presented in Note 7 included herein.

The Financial Accounting Standards Board issued in June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments (fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in offsetting changes in fair values or cash flows of both the hedge and the hedged item recognized in earnings or in accumulated comprehensive income in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in income. The Company is required to adopt the provisions of SFAS 133 in the first quarter of fiscal 2002.

2. SEGMENT INFORMATION
The Company is a global children's publishing and media company with operations in the United States, the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong and India and distributes its products and services through a variety of channels, including book clubs, book fairs and trade.

The Company's operations are categorized in the four segments identified below. Such segment classification reflects the nature of products and services consistent with how the chief operating decision maker assesses operating performance and allocates resources.

The Company's segments are:

o Children's Book Publishing and Distribution includes the publication and distribution of children's books in the United States to children, parents and teachers through school-based book clubs (including home continuity programs), school-based book fairs and trade channels.

o Educational Publishing includes the publication and distribution of K-12 textbooks, supplementary materials, classroom magazines and instructional technology for core and supplemental use in United States schools and libraries.

o Media, Licensing and Advertising includes the production and distribution by the Company's United States-based operations of entertainment products (including television programming, video and motion pictures), Internet services and CD-ROM-based products and Scholastic-branded licensed properties, as well as advertising and promotional activities.

o International includes the distribution of products and services outside the United States by the Company's operations located in the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong and India.


                                       annual report/fiscal 1999 27

The following table sets forth information for the fiscal years ended May 31, 1999, 1998 and 1997 about the Company's segments:


                                 CHILDREN'S
                                    BOOK                         MEDIA,
                                 PUBLISHING                     LICENSING
                                     AND        EDUCATIONAL        AND           TOTAL
                                DISTRIBUTION    PUBLISHING     ADVERTISING     DOMESTIC     INTERNATIONAL OVERHEAD(1) CONSOLIDATED
====================================================================================================================================
   1999
====================================================================================================================================
Revenues                           $ 657.9        $ 190.6        $ 115.6        $ 964.1       $ 190.6         $--       $ 1,154.7
Depreciation                           3.1            0.8            0.8            4.7           3.5           8.7          16.9
Amortization (2)                      13.2           24.5           15.1           52.8           3.2           0.7          56.7
Royalty advance expense               15.0            1.6            3.7           20.3           1.5          --            21.8
Segment profit/(loss) (3)            109.3            2.3            0.0          111.6           4.9         (38.6)         77.9
Segment assets                       303.0          173.8           58.6          535.4         142.4         164.5         842.3
Long-lived assets (4)                 84.3          103.6           29.0          216.9          57.5         104.5         378.9
Expenditures for
  long-lived assets (5)               37.5           34.5           19.1           91.1          10.7          16.2         118.0

====================================================================================================================================
   1998
====================================================================================================================================
Revenues                             560.9          196.1          105.3          862.3         196.1          --         1,058.4
Depreciation                           2.4            0.9            0.7            4.0           3.5           7.5          15.0
Amortization (2)                      12.8           23.7            9.9           46.4           2.6           0.9          49.9
Royalty advance expense               13.8            0.8            1.9           16.5           1.2          --            17.7
Segment profit/(loss) (3)             84.6            0.5           (9.5)          75.6           9.7         (37.1)         48.2
Segment assets                       241.2          185.6           47.1          473.9         134.1         155.6         763.6
Long-lived assets (4)                 71.0           96.1           24.1          191.2          56.8          97.2         345.2
Expenditures for
  long-lived assets (5)               43.2           12.4           18.2           73.8           7.4           9.2          90.4
====================================================================================================================================
   1997
====================================================================================================================================
Revenues                             511.6          163.4          112.2          787.2         179.1          --           966.3
Depreciation                           2.0            0.9            0.4            3.3           3.6           5.9          12.8
Amortization (2)                      12.1           20.0           11.0           43.1           2.1           0.4          45.6
Royalty advance expense               12.9            0.5            1.1           14.5           0.7          --            15.2
Segment profit/(loss) (3)             65.0          (21.1)          (6.5)          37.4          11.6         (31.3)         17.7
Segment assets                       223.6          220.1           44.5          488.2         134.5         161.7         784.4
Long-lived assets (4)                 67.0          109.6           24.4          201.0          61.1          95.5         357.6
Expenditures for
  long-lived assets (5)               46.7           15.5           17.6           79.8           5.1          18.2         103.1


(1) Overhead includes unallocated corporate-related items, certain non-recurring items and as it relates to the segment profit/(loss), expenses not allocated to reportable segments including costs related to the management of corporate assets, net interest expense and provision for income taxes. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment as it relates to the Company's headquarters in the metropolitan New York area and its National Service Operation located in the Jefferson City, Missouri area
(2) Includes amortization of goodwill, intangible assets, and prepublication and production costs
(3)  Segment profit/(loss) represents earnings before interest and taxes
(4) Includes property, plant and equipment, prepublication costs, goodwill and trademarks, royalty advances and production costs
(5) Includes purchase of property, plant and equipment, investment in prepublication and production costs, and royalty advances


3. DEBT
Long-term debt consisted of the following at May 31,
====================================================================================================================================
                                                                         1999                                  1998
====================================================================================================================================
                                                              CARRYING          FAIR                 CARRYING         FAIR
                                                                VALUE           VALUE                  VALUE          VALUE
------------------------------------------------------------------------------------------------------------------------------------
Loan Agreement and Revolver                                   $ 10.0           $ 10.0                  $ 5.3         $ 5.3
7% Notes due 2003, net of discount                             124.8            126.1                  124.8         127.3
Convertible Subordinated Debentures                            110.0            106.7                  110.0         101.4
Other debt                                                       3.4              3.4                    3.7           3.7
------------------------------------------------------------------------------------------------------------------------------------
   Total debt                                                  248.2            246.2                  243.8         237.7
Less current portion                                            (0.2)            (0.2)                  (0.3)         (0.3)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL LONG-TERM DEBT                                      $ 248.0          $ 246.0                $ 243.5       $ 237.4
====================================================================================================================================


Short-term debt is carried at cost which approximates fair value. Fair values were estimated based on market quotes, where available, or dealer quotes.


28 scholastic corporation

Loan Agreement
The Company and Scholastic Inc. (a wholly-owned subsidiary) are joint and several borrowers under a Loan Agreement (the "Loan Agreement") with certain banks which provides for revolving credit loans and letters of credit up to $135.0, with a right, in certain circumstances, to increase it to $160.0. Interest charged under this facility was either at the Prime Rate or .325% to
 .90% over LIBOR (as defined). There was a commitment fee charged which ranges from .10% to .3625% on the unused portion. The amounts charged varied based upon the Company's credit ratings. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. The Loan Agreement was to expire on May 31, 2000. The Company has amended and restated its Loan Agreement, effective August 11, 1999, under which amendment the term is extended until August 11, 2004 (see
Note 12 - Subsequent Event).

Revolver
On June 19, 1995, the Company and Scholastic Inc. entered into a Revolving Loan Agreement (the "Revolver") with Sun Bank, N. A., which provides for revolving credit loans and expires on May 31, 2000. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. On August 14, 1996, the Revolver was amended to increase the aggregate principal amount to $35.0 and was last amended on November 28, 1997.

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

The Debentures are subordinated to the Loan Agreement, the Revolver and the Notes, which are pari persue.

Other lines of credit -- short term
The Company's international subsidiaries had lines of credit available of $37.9 at May 31, 1999. There were $18.0 outstanding under these credit lines at May 31, 1999. The weighted-average interest rates on the outstanding amounts were 7.15% at May 31, 1999.

4. COMMITMENTS AND CONTINGENCIES
Commitments
The Company leases warehouse space, office space and equipment under various operating leases. Certain of these leases provide for rent increases based on price-level factors. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company has no significant capitalized leases. Total rent expense relating to the Company's operating leases was $32.2, $26.2 and $24.4 for the fiscal years ended May 31, 1999, 1998 and 1997, respectively. These rentals include payments under the terms of the escalation provisions and are net of sublease income.

The aggregate minimum future annual rental commitments at May 31, 1999, under all non-cancelable operating leases, totaling $162.3, are as follows: 2000 - $30.6; 2001 - $25.5; 2002 - $21.8; 2003 - $17.8; 2004 - $12.9; later years -
$53.7.

The Company had certain contractual commitments at May 31, 1999 totaling $22.4. The aggregate annual commitments were as follows: 2000 - $17.1; 2001 - $3.3; 2002 - $1.7; 2003 - $0.3; 2004 - none; later years - none.

Contingencies
The Company and certain officers have been named as defendants in litigation which alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, resulting from purportedly materially false and misleading statements to the investing public concerning the financial condition of the Company. On December 14, 1998, an order was entered granting the Company's motion to dismiss plaintiffs' complaint. In dismissing the complaint, the court held that plaintiffs failed to state a claim upon which relief can be granted and granted plaintiffs leave to amend the complaint. Pursuant to that order, plaintiffs filed a second consolidated amended complaint, on or about February 16, 1999, alleging substantially similar annual report/fiscal 1999 29
claims against the Company and one of its officers. The Company filed a motion to dismiss the complaint on April 16, 1999. The Company continues to believe that the litigation is without merit and will continue to vigorously defend against it.

On February 1, 1999, two subsidiaries of the Company commenced an action in the Supreme Court of the State Court of New York County of New York against Parachute Press, Inc. ("Parachute"), the licensor of certain publication and nonpublication rights to the Goosebumps(R) series, certain affiliated Parachute companies and R.L. Stine, individually, alleging material breach of contract and fraud in connection with the agreements under which such Goosebumps rights are licensed to the Company. The issues in the case are also, in part, the subject of two litigations commenced by Parachute following repeated notices from the Company to Parachute of material breaches by Parachute of the agreements under which such rights are licensed and the exercise by the Company of its contractual remedies under the agreements. The first Parachute action, in which two subsidiaries of the Company are defendants and counterclaim plaintiffs, was commenced in the federal court for the Southern District of New York on November 14, 1997 and was dismissed for lack of subject matter jurisdiction on January 29, 1999. Parachute has filed an appeal of the dismissal. The second Parachute action was filed contemporaneously with the filing of the Company's complaint on February 1, 1999 in the Supreme Court of the State Court of New York County of New York. In its two complaints and in its counterclaims, Parachute alleges that the exercise of contractual remedies by the Company was improper and seeks declaratory relief and unspecified damages for, among other claims, alleged breaches of contract and acts of unfair competition. Damages sought by Parachute include the payment of a total of approximately $36.1 of publishing advances over the term of the contract (of which approximately $15.3 had been paid at the time the first Parachute litigation began) and payments of royalties set off by Scholastic against amounts claimed by the Company. The Company is seeking declaratory relief and damages for, among other claims, breaches of contract, fraud and acts of unfair competition. Damages sought by the Company include repayment by Parachute of a portion of the $15.3 advance already paid. Discovery, which has been consolidated for the litigations, has commenced. The Company intends to vigorously pursue its claims against Parachute and the other named defendants and to vigorously defend against Parachute's lawsuit and appeal. The Company does not believe that this dispute will have a material adverse effect on its financial condition.

The Company is also engaged in various legal proceedings incident to its normal business activities. In the opinion of the Company, none of such proceedings is material to the consolidated financial position of the Company.

5. INCOME TAX EXPENSE

Consolidated income tax expense for the indicated fiscal years ended May 31 was based on earnings before taxes as follows:

================================================================================
                                 1999         1998       1997
================================================================================
Domestic                       $ 63.0        $ 36.6    $ (3.3)
International wholly-owned
   subsidiaries                  (4.1)          1.5       4.3
--------------------------------------------------------------------------------
                               $ 58.9        $ 38.1     $ 1.0
================================================================================

Income tax expense/(benefit) for the indicated fiscal years ended May 31 consists of the following components:

================================================================================
                               1999          1998         1997
================================================================================
FEDERAL
   Current                     $ 21.3        $ 18.4     $ 1.9
   Deferred                      (2.6)         (8.6)     (7.6)
--------------------------------------------------------------------------------
                               $ 18.7         $ 9.8    $ (5.7)
================================================================================
STATE AND LOCAL
   Current                      $ 2.7         $ 3.0     $ 2.9
   Deferred                       0.2           0.1       0.6
--------------------------------------------------------------------------------
                                $ 2.9         $ 3.1     $ 3.5
================================================================================
INTERNATIONAL

   Current                      $ 0.2         $ 1.5     $ 2.8
   Deferred                       0.3           0.1       0.0
--------------------------------------------------------------------------------
                                $ 0.5         $ 1.6     $ 2.8
================================================================================
TOTAL
   Current                     $ 24.2        $ 22.9     $ 7.6
   Deferred                      (2.1)         (8.4)     (7.0)
--------------------------------------------------------------------------------
                               $ 22.1        $ 14.5     $ 0.6
================================================================================


30 scholastic corporation

The provisions for income taxes attributable to continuing operations differ from the amount of tax determined by applying the federal statutory rate as follows:
================================================================================
                                      1999         1998       1997
================================================================================
Computed federal
   statutory provision              $ 20.6        $ 13.3     $ 0.4
State income tax provision net of
   federal income tax benefit          1.9           2.0       2.2
Difference in effective tax rates on
   earnings of foreign subsidiaries   (0.1)         (0.9)     (0.2)
Charitable contributions              (0.5)          0.0      (1.8)
Other - net                            0.2           0.1       0.0
--------------------------------------------------------------------------------
TOTAL PROVISION FOR INCOME TAXES$     22.1       $ 14.5     $ 0.6
================================================================================

EFFECTIVE TAX RATES                   37.5%        38.0%     64.6%
================================================================================

The undistributed earnings of foreign subsidiaries at May 31, 1999 are $23.7. Any remittance of foreign earnings would not result in significant additional tax.

Deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes as determined under enacted tax laws and rates. The tax effects of these items that give rise to deferred tax assets and liabilities at May 31 for the indicated fiscal years are as follows:
================================================================================
                                           1999          1998
================================================================================
NET DEFERRED TAX ASSETS:
   Tax uniform capitalization           $ 23.6          $ 16.8
   Inventory reserves                     11.7            11.4
   Other accounting reserves               3.6             7.3
   Tax carryforwards                       1.3             2.5
   Post-retirement, post-employment
     and pension obligations               7.0             6.3
   Theatrical motion picture accounting    2.4             2.4
   Depreciation                           (3.6)           (2.8)
   Other - net                            (4.3)           (0.7)
--------------------------------------------------------------------------------
Net deferred tax assets                 $ 41.7          $ 43.2
================================================================================

Net deferred tax assets of $41.7 at May 31, 1999 and $43.2 at May 31, 1998 include $1.2 and $4.0 in Other assets, and $(1.3) and $(2.6) in Other noncurrent liabilities at May 31, 1999 and 1998, respectively.

6. CAPITAL STOCK AND STOCK OPTIONS
The Company has authorized capital stock of 25,000,000 shares of Common Stock, $.01 par value (the "Common Stock"), 2,500,000 shares of Class A Stock, $.01 par value (the "Class A Stock"), and 1,000,000 shares of Preferred Stock, $1.00 par value (the "Preferred Stock"). At May 31, 1999, 15,645,145 shares of Common Stock, 828,100 shares of Class A Stock and no shares of the Preferred Stock were issued and outstanding and 1,301,658 shares of common stock were designated as treasury stock. At May 31, 1999, the Company had reserved 2,425,546 shares of Common Stock for issuance under its stock option plans, 828,100 shares were reserved for issuance upon conversion of the Class A Stock, and 1,431,174 shares were reserved for issuance upon conversion of the Convertible Debentures.

The only voting rights vested in the holders of Common Stock, except as required by law, are the election of such number of directors as shall equal at least one-fifth of the members of the Board of Directors. The holders of Class A Stock are entitled to elect all other directors and to vote on all other matters. Holders of Class A Stock and Common Stock are entitled to one vote per share on matters on which they are entitled to vote. The holders of Class A Stock have the right, at their option, to convert shares of Class A Stock into shares of Common Stock on a share-for-share basis.

With the exception of voting rights and conversion rights, and as to the rights of holders of Preferred Stock if issued, the Class A Stock and the Common Stock are equal in rank and are entitled to dividends and distributions, when and if declared by the Board of Directors. The Company has not paid any dividends since its public offering in 1992 and has no current plans to pay any dividends on its Common Stock or Class A Stock.

PREFERRED STOCK
The Company's authorized Preferred Stock may be issued in one or more series with full or limited voting rights, with the rights of each series to be determined by the Board of Directors before each issuance. No shares of Preferred Stock have been issued.


                                                    annual report/fiscal 1999 31

WARRANTS
During fiscal 1999, the Company granted a warrant to purchase 45,000 shares of Common Stock at a price of $39.12 to a third party. These warrants vest based on meeting certain performance criteria and expire on August 6, 2003. At such time as these criteria are met, the fair value of the warrants at that date will be recorded as expense.

Stock Options
In fiscal 1996, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), which provides for the grant of non-qualified stock options and incentive stock options. Two million shares of Common Stock were initially reserved for issuance upon the exercise of options granted under this plan. In September 1998, the holders of the Class A Stock authorized the issuance of an additional 1.5 million shares of Common Stock under the 1995 Option Plan. The 1995 Plan supplemented the 1992 Stock Option Plan (the "1992 Plan"). At May 31, 1999, options to purchase 1,959,272 and 671,725 shares of Common Stock were outstanding under the 1995 Plan and the 1992 Plan, respectively; 1,454,434 shares and no shares of Common Stock were available for additional awards under the 1995 Plan and 1992 Plan, respectively.

In fiscal 1998, the Company adopted the stockholder approved 1997 Outside Directors' Stock Option Plan (the "Director Option Plan"), which provides for the grant of non-qualified options to purchase Common Stock, with 180,000 shares reserved for issuance. This plan provides for the automatic grant to non-employee directors each January of options to purchase 3,000 shares of Common Stock. At May 31, 1999, options to purchase 63,000 shares of Common Stock were outstanding and options on 114,000 shares of Common Stock were available for additional awards under this plan. In January 1999 and 1998, options were awarded under this plan at exercise prices of $56.94 and $35.75, respectively. In fiscal 1997, the Company issued an aggregate of 1,683 shares of Common Stock under a Non-Employee Director Stock-for-Retainer Plan, which was terminated in fiscal 1998 concurrently with the adoption of the Director Option Plan. Under a prior director stock option plan, options to purchase 24,000 shares of Common Stock are outstanding.

Generally, options granted under the various plans may not be exercised for a minimum of one year after grant and expire ten years and one day after grant.

Activity under the various stock option plans for the indicated fiscal years ended May 31 was as follows:


                                        1999                              1998                               1997
                                        ====                              ====                               ====

                                           WEIGHTED-AVERAGE                   WEIGHTED-AVERAGE                  WEIGHTED-AVERAGE
                               OPTIONS      EXERCISE PRICE         OPTIONS     EXERCISE PRICE         OPTIONS    EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------------------------
Outstanding - beginning
  of year                     2,617,659         $ 38.42            900,850        $ 41.94           1,075,400         $ 29.32
Granted                         333,400           43.64          1,870,560          35.43             218,500           64.23
Exercised                      (205,613)          28.15            (69,500)          9.93            (338,175)          13.88
Cancelled                       (27,449)          35.40            (84,251)         44.12             (54,875)          56.30
------------------------------------------------------------------------------------------------------------------------------------
Outstanding - end of year     2,717,997         $ 39.87          2,617,659        $ 38.42             900,850         $ 41.94
====================================================================================================================================

Exercisable - end of year     1,663,721         $ 38.46            539,651        $ 36.49             436,363         $ 25.33
------------------------------------------------------------------------------------------------------------------------------------


At May 31, 1999, for each of the following classes of options as determined by range of exercise price, the information regarding weighted-average exercise prices and weighted-average remaining contractual lives of each said class is as follows:


                                               Options Outstanding                                      Options Exercisable
                                               -------------------                                      -------------------

                                                                       WEIGHTED-AVERAGE
      OPTIONS                                 WEIGHTED-AVERAGE             REMAINING               NUMBER        WEIGHTED-AVERAGE
    PRICE RANGE             NUMBER             EXERCISE PRICE          CONTRACTUAL LIFE          EXERCISABLE      EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------------------------
 $ 9.03-- $ 14.78            97,500                $ 9.74                  1.0 years               97,500              $ 9.74
$ 27.75-- $ 39.94         2,055,947               $ 36.26                  8.1 years            1,270,147             $ 36.21
$ 46.47-- $ 68.81           564,550               $ 58.22                  7.1 years              296,074             $ 57.57
-----------------------------------------------------------------------------------------------------------------------------------


32 scholastic corporation

Under the provisions of SFAS 123, the Company applies APB 25 and related interpretations in accounting for its stock option plans. In accordance with APB 25, no compensation expense was recognized because the exercise price of the Company's stock options was equal to the market price of the underlying stock on the date of grant when the exercise price and number of shares subject to grant were fixed.

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

================================================================================
                                 1999         1998        1997
================================================================================
Net income - as reported       $ 36.8        $ 23.6     $ 0.4
Net income/(loss) - pro forma    27.7          14.5      (0.8)

Diluted earnings per share -
  as reported                   $ 2.20        $ 1.45    $ 0.02
Diluted earnings/(loss) per  -
  share pro forma                 1.67          0.89     (0.05)
--------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

================================================================================
                                 1999         1998        1997
================================================================================
Expected dividend yield         0.00%         0.00%      0.00%
Expected stock price volatility 0.409         0.346      0.184
Risk-free interest rate         5.24%         6.02%      6.63%
Expected life of options        5 years       5 years    5 years
--------------------------------------------------------------------------------

The weighted-average fair value of options granted during fiscal 1999, 1998 and 1997 were $18.89, $14.64 and $20.39 per share, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the options' vesting period. The pro forma information above is not likely to be representative of the effects on reported net income for future years as options are generally granted each year and vest over several years and only include grants subsequent to June 1, 1995.


7. EMPLOYEE BENEFIT PLANS
The Company has a defined benefit pension plan (the "US Pension Plan") which covers the majority of the US employees who meet certain eligibility requirements. Benefits are based on years of service and on career average compensation. The US Pension Plan is funded by contributions from participants and the Company. It is the Company's policy to fund the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended.

The international subsidiary in the United Kingdom has a defined benefit pension plan (the "UK Pension Plan") covering those employees meeting minimum length of service requirements. Benefits are based on years of service and on a percentage of compensation near retirement. The UK Pension Plan is funded by contributions from the subsidiary and its employees.

Other benefits consist of certain healthcare and life insurance benefits that the Company provides for retired employees. A majority of the Company's domestic employees may become eligible for these benefits if they reach normal retirement age while working for the Company.

--------------------------------------------------------------------------------
space intentionally left blank


                                                    annual report/fiscal 1999 33

Total defined benefit pension plan costs under the US and UK Pension Plans for the indicated fiscal years ended May 31 are summarized as follows:



                                                               PENSION BENEFITS                               OTHER BENEFITS
====================================================================================================================================
                                                               1999             1998                      1999           1998
====================================================================================================================================

CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at beginning of year                   $ 26.9           $ 20.9                     $ 11.0         $ 11.4
   Service cost                                                 2.5              1.7                        0.5            0.4
   Interest cost                                                1.9              1.6                        0.8            0.8
   Plan participants' contributions                             0.6              0.6                        0.1            0.1
   Amendments                                                  --               --                         (0.2)          --
   Actuarial (gains)/losses                                     1.4              3.4                        0.1           (1.1)
   Benefits paid                                               (1.3)            (1.3)                      (0.8)          (0.6)
------------------------------------------------------------------------------------------------------------------------------------
   BENEFIT OBLIGATION AT END OF YEAR                           32.0             26.9                       11.5           11.0
------------------------------------------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS
   Fair value of plan assets at beginning of year              24.1             20.7                       --             --
   Actual return on plan assets                                 1.3              2.8                       --             --
   Company contributions                                        2.2              1.9                       --             --
   Plan particpants' contributions                             --               --                         --             --
   Benefits paid                                               (1.3)            (1.3)                      --             --
------------------------------------------------------------------------------------------------------------------------------------
   FAIR VALUE OF PLAN ASSETS AT END OF YEAR                    26.3             24.1                       --             --
------------------------------------------------------------------------------------------------------------------------------------

Underfunded status of the plan                                 (5.7)            (2.8)                     (11.5)         (11.0)
Unrecognized net actuarial gain                                (2.8)            (1.2)                      (2.8)          (3.1)
Unrecognized prior service cost                                 0.8              1.1                       (0.2)           0.0
Unrecognized net asset obligation                               0.8              1.0                        0.0            0.0
------------------------------------------------------------------------------------------------------------------------------------
ACCRUED BENEFIT COST                                           (6.9)            (1.9)                     (14.5)         (14.1)
------------------------------------------------------------------------------------------------------------------------------------

WEIGHTED-AVERAGE ASSUMPTIONS
   Discount rate                                                7.1%             7.0%                       7.3%           7.0%
   Compensation increase factor                                 4.3%             5.0%                      --             --
------------------------------------------------------------------------------------------------------------------------------------


Plan assets consist primarily of stocks, bonds, money market funds and US government obligations. The assumed weighted-average long-term rate of return on plan assets for plans with accumulated benefits obligations that exceed their assets was 9.3% for fiscal 1999 and 1998.

The components of the net periodic post-retirement benefit costs for the indicated fiscal years ended May 31 are as follows:


                                                                 Pension Benefits                         Other Benefits
====================================================================================================================================
                                                              1999      1998       1997               1999       1998       1997
====================================================================================================================================
Components of Net Periodic Benefit Cost
Service cost                                                $ 2.5       $ 1.7     $ 1.5              $ 0.5      $ 0.4      $ 0.3
Interest cost                                                 1.9         1.6       1.4                0.8        0.8        0.8
Expected return on assets                                    (0.9)       (2.9)     (3.2)              --         --         --
Net amortization and deferrals                                0.3         0.3       0.3               (0.1)      --         --
Recognized net actuarial gain                                (1.4)        1.0       1.7               --         --         --
------------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                   $ 2.4       $ 1.7     $ 1.7              $ 1.2      $ 1.2      $ 1.1
====================================================================================================================================



34 scholastic corporation

The accumulated post-retirement benefit obligation was determined using a discount rate of 7.25%. Service cost and interest components were determined using a discount rate of 7.0%. The health care cost trend rate assumed was 9.0% with an annual decline of 1% until the rate reaches 5.0% in the year 2003. A decrease of 1% in the health care cost trend rate would result in decreases of approximately $1.4 in the accumulated benefit obligation and $0.2 in the annual net periodic post-retirement benefit cost. An increase of 1.0% in the health care cost trend rate would result in increases of approximately $1.7 in the accumulated benefit obligation and $0.3 in the annual net periodic post-retirement benefit cost.

The Company also provides other benefit plans including the 401(k) Plan and the Employee Stock Purchase Plan.

8. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:


========================================================================================================
                                                            1999                1998                1997
========================================================================================================
Net Income                                                 $ 36.8              $ 23.6              $ 0.4

Weighted average Class A and Common Shares
   outstanding for basic earnings per share                  16.4                16.2               16.0
Dilutive effect of employee stock options                     0.3                 0.2                0.3
Dilutive effect of warrants                                   0.0                  --                 --
--------------------------------------------------------------------------------------------------------
Adjusted weighted average Class A and Common
   Shares for diluted earnings per share outstanding         16.7                16.4               16.3
========================================================================================================

Net Income per Class A and Common Shares
   Basic                                                   $ 2.25              $ 1.46             $ 0.02
   Diluted                                                 $ 2.20              $ 1.45             $ 0.02
--------------------------------------------------------------------------------------------------------


For all periods presented, the effect of the 5.0% Convertible Subordinated Debentures of 1.5 million shares on the adjusted weighted-average Class A and Common Shares for diluted earnings per share is anti-dilutive and is not included in the calculation.

9. IMPAIRMENT OF ASSETS
Fiscal year 1998 includes non-cash charges relating to the impairment of certain assets of $11.4. Approximately $8.3 and $3.1 of the charges relate to the Company's Educational Publishing segment and the Media, Licensing and Advertising segment, respectively. A significant portion of these charges was determined in accordance with SFAS 121 and was based on the Company's assessment of the recoverability of the investments and ongoing cash flows. These charges consist primarily of unamortized prepublication of $6.9 and related inventory costs of $4.5.

10. DISPOSITION
Effective January 1, 1998, the Company sold its SOHO Group, including Home Office Computing(R) magazine, for approximately $19.2 and the assumption of certain liabilities, resulting in a pre-tax gain of approximately $10.0.

11. OTHER FINANCIAL DATA
Prepaid and other deferred expenses include deferred magazine acquisition expenses of $5.7 and $4.6 at May 31, 1999 and 1998, respectively. The Company expensed $8.1, $7.3 and $0.0 of magazine acquisition expenses in fiscal years 1999, 1998 and 1997, respectively.

Property, plant and equipment include capitalized interest of $0.6 and $0.0 and construction in progress of $13.1 and $5.1 at May 31, 1999 and 1998, respectively, related to the expansion of the Company's headquarters.

Goodwill and Trademarks are net of accumulated amortization of $16.6 and $12.0 at May 31, 1999 and 1998, respectively.

Other assets and deferred charges are net of accumulated amortization of prepublication costs of $68.1 and $49.8 at May 31, 1999 and 1998, respectively.

Other accrued expenses include a reserve for unredeemed credits issued in conjunction with the Company's book club and book fair operations of $11.6 and $11.8, and accrued taxes of $7.9 and $10.2 at May 31, 1999 and 1998, respectively.


                                                    annual report/fiscal 1999 35

12. SUBSEQUENT EVENT

As indicated in Note 3, effective August 11, 1999, the Company, Scholastic Inc. and the banks party thereto have amended and restated the Loan Agreement. The amended Loan Agreement expires August 11, 2004, provides for aggregate borrowings of up to $170.0 (with a right in certain circumstances to increase it to $200.0) including the issuance of up to $10.0 in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a commitment fee ranging from 0.10% to 0.30% on the facility and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company's credit ratings. At the Company's current credit ratings, the spread over LIBOR, commitment fee and utilization fee are 0.475%, 0.150% and 0.075%, respectively. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions.

--------------------------------------------------------------------------------
space intentionally left blank


36 scholastic corporation

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Scholastic Corporation

We have audited the accompanying consolidated balance sheet of Scholastic Corporation (the "Company") as of May 31, 1999 and 1998, and the related consolidated statement of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at May 31, 1999 and 1998 and the consolidated results of its operations, and its cash flows for each of the three years in the period ended May 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                            /s/ERNST & YOUNG LLP

New York,  New York
July 8,  1999,
except for Note 12, as to which the date is August 11, 1999


                                                    annual report/fiscal 1999 37

SUPPLEMENTARY FINANCIAL INFORMATION
Summary of Quarterly Results of Operations for the fiscal years ended May 31, 1999 and 1998 (Unaudited, amounts in millions except per share data)


                                                   FIRST            SECOND            THIRD            FOURTH
                                                  QUARTER           QUARTER          QUARTER           QUARTER            YEAR
===================================================================================================================================
   1999
===================================================================================================================================
Revenues                                          $ 150.2          $ 403.2           $ 267.3          $ 334.0         $ 1,154.7
Cost of goods sold                                   85.2            187.3             133.5            155.1             561.1
Net income/(loss)                                   (17.5)            31.7               0.2             22.4              36.8
Net income/(loss) per share:
   Basic                                            (1.08)            1.94              0.01             1.36              2.25
   Diluted                                          (1.08)            1.81              0.01             1.27              2.20

===================================================================================================================================
   1998
===================================================================================================================================
Revenues                                          $ 166.6          $ 354.8           $ 239.0          $ 298.0         $ 1,058.4

Cost of goods sold                                   96.1            176.6             121.8            142.3             536.8
Net income/(loss)                                   (13.2)            26.0              (3.1)            13.9              23.6
Net income/(loss) per share:
   Basic                                            (0.81)            1.61             (0.19)            0.86              1.46
   Diluted                                          (0.81)            1.51             (0.19)            0.83              1.45
------------------------------------------------------------------------------------------------------------------------------------

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

--------------------------------------------------------------------------------
space intentionally left blank

38 scholastic corporation

PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.


Executive Officers (as of July 15, 1999)
====================================================================================================================================
NAME                     AGE         EMPLOYED BY REGISTRANT SINCE      POSITION(S) FOR PAST FIVE YEARS
====================================================================================================================================

Richard  Robinson         62                   1962                    Chairman of the Board (since 1982),  President (since
                                                                       1974) and Chief Executive Officer (since 1975).

Kevin J. McEnery          51                   1993                    Executive Vice President and Chief Financial
                                                                       Officer (since 1995), Vice President of Strategic Planning and Operations, Magazine and Technology Groups
                                                                       (1993-1995).

Deborah A. Forte          45                   1984                    Executive Vice President (since 1996), Senior Vice
                                                                       President (1995) and Division Head, Scholastic Entertainment
                                                                       Inc. ("SEI") (since 1995); Executive Vice President of SEI
                                                                       (1994) and Vice President of SEI (1984-1994).

Barbara A. Marcus         48                   1983                    Executive Vice President, Children's Book
                                                                       Publishing (since 1991).

Margery W. Mayer          47                   1990                    Executive Vice President (since 1990)--Learning
                                                                       Ventures (since 1998), Instructional Publishing and
                                                                       Scholastic School Group (1990-1997).

Ruth L.  Otte             50                   1996                    Executive  Vice  President  (since  1996)--Internet  and
                                                                       Software  (since  1999),  Education  Group  (1998-1999)  and
                                                                       New Media  Division (1996-1998);  and  prior  to  joining
                                                                       the  Registrant,  President (1994-1995),Knowledge Adventure.

Hugh Roome                47                   1991                    Executive Vice President (since 1996), Senior Vice
                                                                       President (1993-1996)--Magazine Group (since 1993).

Richard M. Spaulding      62                   1960                    Director (since 1974) and Executive Vice President
                                                                       (since 1974).

Judith A. Corman          61                   1999                    Senior Vice President, Corporate Communications and
                                                                       Media Relations (since 1999); and prior to joining the
                                                                       Registrant, Senior Vice President, Lerer & Montgomery
                                                                       (1994-1999).

Charles B. Deull          39                   1995                    Senior Vice  President,  Legal and  Business  Affairs
                                                                       (since  1995);  Secretary  (since  1996);  and  prior to
                                                                       joining  the  Registrant, Associate, law firm of Cleary,
                                                                       Gottlieb, Steen and Hamilton (1986-1995).

Jean L. Feiwel            46                   1983                    Senior Vice President, Publisher, Children's Book
                                                                       Publishing (since 1993).


                                                    annual report/fiscal 1999 39


====================================================================================================================================
NAME                     AGE         EMPLOYED BY REGISTRANT SINCE      POSITION(S) FOR PAST FIVE YEARS
====================================================================================================================================

Ernest B. Fleishman       62                   1989                    Senior Vice President, Education and Corporate
                                                                       Relations (since 1989).

Maurice Greenfield        56                   1999                    Senior Vice President and Chief Information  Officer
                                                                       (since 1999); and prior to joining the Registrant, Vice
                                                                       President, MIS, National Broadcasting Company (1985-1999).

Frank Grohowski           58                   1985                    Senior Vice President, Operations (since 1995) and
                                                                       Vice President, Operations (1985-1995).

Larry V. Holland          40                   1994                    Senior Vice President, Corporate Human Resources
                                                                       and Employee Services (since 1997) and Vice President,
                                                                       Human Resources (1994-1997).

Linda S. Koons            44                   1990                    Senior  Vice  President  (since  1998),  Vice  President
                                                                       (1995-1998);  Publisher (since 1994), Group Head,  Education
                                                                       Group (since 1999), Education  Group  (1998-1999);
                                                                       Supplementary  Publishing  (1997-1998),   Early
                                                                       Childhood Division (1995-1997); and from 1994 to 1995,
                                                                       Director of School Product Development, Disney Interactive.

David J. Walsh            63                   1983                    Senior Vice President, International Operations
                                                                       (since 1983).

Helen V. Benham           49                   1974                    Director (since 1992), Corporate Vice President,
                                                                       Early Childhood Advisor (since 1996); Vice President and
                                                                       Publisher, Early Childhood Division (1990-1996).

Claudia H. Cohl           59                   1975                    Vice President (since 1978)--Internal Communications
                                                                       (since 1999), Editorial Planning and Development, Scholastic
                                                                       Education Group (1993-1999).

Raymond Marchuk           48                   1983                    Vice President (since 1983), Finance & Investor
                                                                       Relations.

Karen A. Maloney          42                   1997                    Vice President and Corporate Controller (since
                                                                       1998), Director of Accounting and Financial Operations
                                                                       (1997-1998); and prior to joining the Registrant, Vice
                                                                       President and Corporate Controller, Calvin Klein, Inc.
                                                                       (1996-1997); Vice President and Corporate Controller, Bernard
                                                                       Chaus, Inc.(1995-1996).

Vincent M. Marzano        36                   1987                    Treasurer (since 1993).

David D. Yun              51                   1988                    President, Scholastic Book Fairs (since 1992).



40 scholastic corporation

ITEM 11   EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.


ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.


ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.


PART IV

ITEM 14 EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

4.1 Amended and Restated Credit Agreement dated August 11, 1999 among the Company and Scholastic Inc., as borrowers, the Initial lenders named therein, Citibank, N.A., as administrative agent, Salomon Solomon Smith Barney Inc., as arranger, and Chase Manhattan Bank, N.A., and Fleet Bank, N.A., as syndication agents, replacing in its entirety the Amended and Restated Loan Agreement dated April 11, 1995 between the Company and Citibank, N.A., as agent, Marine Midland Bank, Chase Manhattan Bank, N.A., The First National Bank of Boston and United Jersey Bank (incorporated by reference to the Company's Form 10-Q for the quarter ended February 28, 1995 as filed with the Commission on April 13, 1995), together with Amendment No. 1 to the Loan Agreement dated May 1, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 28, 1996); Amendment No. 2 to the Loan Agreement dated May 28, 1997 (incorporated by reference to the Company's Form 10-Q for the quarter ended August 31, 1997 as filed with the Commission on October 15,
     1997); and Amendment No. 3 to the Loan Agreement dated November 28, 1997 (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997 as filed with the Commission on January 14, 1998).

4.2* Revolving Loan Agreement dated June 19, 1995 among the Company, Scholastic
     Inc. and Sun Bank, National Association, as amended August 14, 1996, May 30, 1997, and November 28, 1997.

4.3* Credit Agreement Facility dated June 1, 1992, as amended on October 30,
     1995, between Scholastic Canada Ltd. and CIBC.

4.4* Credit Agreement Facility dated June 24, 1993 between Scholastic Ltd.
     (formerly known as Scholastic Publications Ltd.) and Citibank, N.A.

4.5* Overdraft Facility dated May 14, 1992, as amended on June 30, 1995, between
     Scholastic Ltd. (formerly known as Scholastic Publications Ltd.) and Midland Bank.

4.6* Credit Agreement, dated February 12, 1993, as amended on January 31, 1995, between Scholastic Australia Pty. Ltd. (formerly known as Ashton Scholastic Pty. Ltd.) and National Australia Bank Ltd.


                                                    annual report/fiscal 1999 41

4.7* Credit Agreement, dated April 20, 1993 between Scholastic New Zealand Ltd. (Formerly Ashton Scholastic Ltd.) and ANZ Banking Group Ltd.

4.8* Credit Agreement, dated May 28, 1998 between Scholastic Australia Pty. Ltd. and Hong Kong Bank of Australia Ltd.

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

10.2** Scholastic Corporation 1992 Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 27, 1992).

10.4** Scholastic Corporation 1995 Stock Option Plan (incorporated by reference to the Company's Registration Statement Form S-8 (Registration No. 33-98186) as filed with the Commission on October 16, 1995), together with Amendment No. 1 to the Scholastic Corporation 1995 Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Commission on October 15, 1998).

10.5** Form of Stock Option Agreement for Scholastic Corporation 1995 Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 26, 1998).

10.6** Scholastic Corporation 1998 Employee Stock Purchase Plan, effective as of January 1, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Commission on April 14, 1999).

10.7** Scholastic Corporation 1998 Management Stock Purchase Plan, effective as of January 1, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Commission on April 14, 1999).

10.8** Scholastic Corporation 1992 Outside Directors' Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 27, 1992).

10.9** Scholastic Corporation 1997 Outside Director Stock Option Plan, amended and restated as of May 25, 1999.

10.10** Form of Stock Option Agreement for Scholastic Corporation 1997 Outside
        Director Plan (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 26, 1998).

10.11** Scholastic Corporation 1995 Director's Deferred Compensation Plan, amended and restated as of May 25, 1999.

10.12** Employment Agreement between Jean L. Feiwel and Scholastic Inc., dated
        April 6, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 26, 1998).

10.13** Description of contingent long-term incentive arrangement between David
        D. Yun and Scholastic Inc., effective September 16, 1998.

10.14** Scholastic Corporation Non-Employee Director Stock-For-Retainer Plan
        (incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-74064) as filed with the Commission on January 11, 1994).

10.15 Amended and Restated Lease, effective as of August 1, 1999, between ISE 555 Broadway, LLC, landlord, and Scholastic Inc., tenant, for the building known as 555 Broadway, NY, NY.

10.16 Amended and Restated Sublease, effective as of October 9, 1996, between Kalodop Corp., as sublandlord, and Scholastic Inc., as subtenant, for the premises known as 557 Broadway, NY, NY.

10.17 Agreements with Industrial Development Agency of the City of New York including (i)Lease Agreement dated


42 scholastic corporation

     December 1, 1993; (ii) Indenture of Trust agreement dated December 1, 1993;
     (iii) Project Agreement dated December 1, 1993; (iv) Sales Tax letter dated December 3, 1993 (each of the foregoing are incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 26, 1994).

21   Subsidiaries of the Company.

23   Consent of Independent Auditors.

27.1 Financial Data Schedule for the year ended May 31, 1999.

27.2 Financial Data Schedule restated for the year ended May 31, 1998.

(b)  Reports on Form 8-K.

     No current Report on Form 8-K was filed during the fourth quarter ended May 31, 1999.

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

--------------------------------------------------------------------------------
space intentionally left blank



                                                    annual report/fiscal 1999 43

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 1999                      SCHOLASTIC CORPORATION
                                            By: /s/ Richard Robinson
                                            ------------------------
                                            Richard Robinson, Chairman of the
                                            Board, President and Chief Executive
                                            Officer

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



SIGNATURE                            TITLE                                                         DATE

/s/ Richard Robinson                 Chairman of the Board, President,                             August 20, 1999
-------------------------------      Chief Executive Officer and
Richard Robinson                     Director (Principal Executive Officer)


/s/ Richard M. Spaulding             Executive Vice President and Director                         August 20, 1999
-------------------------------
Richard M. Spaulding


/s/ Kevin J. McEnery                 Executive Vice President and Chief                            August 20, 1999
-------------------------------      Financial Officer (Principal
Kevin J. McEnery                     Financial Officer)


/s/ Karen A Maloney                  Vice President and Corporate                                  August 20, 1999
-------------------------------      Controller (Principal Accounting Officer)
Karen A. Maloney


/s/ Rebeca M. Barrera                Director                                                      August 20, 1999
-------------------------------
Rebeca M. Barrera


/s/ Helen V. Benham                  Director                                                      August 20, 1999
-------------------------------
Helen V. Benham


/s/ Frederic J. Bischoff             Director                                                      August 20, 1999
-------------------------------
Frederic J. Bischoff


/s/ John Brademas                    Director                                                      August 20, 1999
-------------------------------
John Brademas


44 scholastic corporation



SIGNATURE                            TITLE                                                         DATE

/s/ Ramon C. Cortines                Director                                                      August 20, 1999
-------------------------------
Ramon C. Cortines


/s/ Alonzo A. Crim                   Director                                                      August 20, 1999
-------------------------------
Alonzo A. Crim


/s/ Charles T. Harris, III           Director                                                      August 20, 1999
-------------------------------
Charles T. Harris, III


/s/ Andrew S. Hedden                 Director                                                      August 20, 1999
-------------------------------
Andrew S. Hedden


/s/ Mae C. Jemison                   Director                                                      August 20, 1999
-------------------------------
Mae C. Jemison


/s/ Richard A. Krinsley              Director                                                      August 20, 1999
-------------------------------
Richard A. Krinsley


/s/ John G. McDonald                 Director                                                      August 20, 1999
-------------------------------
John G. McDonald


/s/ Peter M. Mayer                   Director                                                      August 20, 1999
-------------------------------
Peter M. Mayer


/s/ Augustus K. Oliver                Director                                                      August 20, 1999
-------------------------------
Augustus K. Oliver

--------------------------------------------------------------------------------
space intentionally left blank



                                                   annual report/fiscal 1999  45
                         page intentionally left blank

46 scholastic corporation

                             SCHOLASTIC CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                             YEAR ENDED MAY 31, 1999
                                   ITEM 14(D)


                          FINANCIAL STATEMENT SCHEDULE


                                                    annual report/fiscal 1999 47

                                                                     SCHEDULE II

SCHOLASTIC CORPORATION
Valuation And Qualifying Accounts And Reserves
Years Ended May 31, 1999, 1998 and 1997
(Amounts in millions)


                                              BALANCE AT               CHARGED TO                WRITE-OFF'S          BALANCE AT
 DESCRIPTION                               BEGINNING OF YEAR             INCOME                   AND OTHER           END OF YEAR
====================================================================================================================================
MAY 31, 1999
====================================================================================================================================

   Reserve for royalty advances                  $ 29.7                   $ 2.3                    $ 0.1                $ 31.9
====================================================================================================================================

   Reserve for obsolescence                      $ 30.7                  $ 18.8                   $ 13.4                $ 36.1
====================================================================================================================================

   Reserve for returns                           $ 20.5                  $ 45.9                   $ 42.1 (1)            $ 24.3
====================================================================================================================================

   Allowance for doubtful accounts               $ 10.1                  $ 17.0                   $ 14.8                $ 12.3
====================================================================================================================================
MAY 31, 1998
====================================================================================================================================

   Reserve for royalty advances                  $ 25.1                   $ 4.6                    $--                  $ 29.7
====================================================================================================================================

   Reserve for obsolescence                      $ 34.0                  $ 15.7                   $ 19.0                $ 30.7
====================================================================================================================================

   Reserve for returns                           $ 30.2                  $ 41.8                   $ 51.5 (1)            $ 20.5
====================================================================================================================================

   Allowance for doubtful accounts                $ 7.8                  $ 14.6                   $ 12.3                $ 10.1
====================================================================================================================================
May 31, 1997
====================================================================================================================================


   Reserve for royalty advances                  $ 24.9                   $ 2.3                    $ 2.1                $ 25.1
====================================================================================================================================

   Reserve for obsolescence                      $ 27.1                  $ 21.1                   $ 14.2                $ 34.0
====================================================================================================================================

   Reserve for returns                           $ 27.6                  $ 68.7                   $ 66.1 (1)            $ 30.2
====================================================================================================================================

   Allowance for doubtful accounts                $ 9.2                  $ 11.7                   $ 13.1                 $ 7.8
====================================================================================================================================


(1) Represents actual returns charged to reserve


48 scholastic corporation

                             SCHOLASTIC CORPORATION

                                    EXHIBITS

                        TO THE ANNUAL REPORT ON FORM 10-K
                       FOR FISCAL YEAR ENDED MAY 31, 1999

                                  EXHIBIT INDEX

Regulation S-K
Exhibit Number          Description of Document

4.1 Amended and Restated Credit Agreement dated August 11, 1999 among the Company and Scholastic Inc., as borrowers, the Initial lenders named therein, Citibank, N.A., as administrative agent, Salomon Solomon Smith Barney Inc., as arranger, and Chase Manhattan Bank, N.A., and Fleet Bank, N.A., as syndication agents, replacing in its entirety the Amended and Restated Loan Agreement dated April 11, 1995 between the Company and Citibank, N.A., as agent, Marine Midland Bank, Chase Manhattan Bank, N.A., The First National Bank of Boston and United Jersey Bank (incorporated by reference to the Company's Form 10-Q for the quarter ended February 28, 1995 as filed with the Commission on April 13, 1995), together with Amendment No. 1 to the Loan Agreement dated May 1, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 28, 1996); Amendment No. 2 to the Loan Agreement dated May 28, 1997 (incorporated by reference to the Company's Form 10-Q for the quarter ended August 31, 1997 as filed with the Commission on October 15, 1997); and Amendment No. 3 to the Loan Agreement dated November 28, 1997 (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997 as filed with the Commission on January 14, 1998).

10.9 Scholastic Corporation 1997 Outside Directors' Stock Option Plan, amended and restated as of May 25, 1999.

10.11 Scholastic Corporation Director's Deferred Compensation Plan, amended and restated as of May 25, 1999.

10.13 Description of contingent long-term incentive arrangement between David D. Yun and Scholastic Inc., effective as of September 16, 1998.

10.14 Amended and Restated Lease, effective as of August 1, 1999, between ISE 555Broadway, LLC, landlord, and Scholastic Inc., tenant, for the building known as 555 Broadway, NY, NY.

10.15 Amended and Restated Sublease, effective as of October 9, 1996, between Kalodop Corp., as sublandlord, and Scholastic Inc., as subtenant, for the premises known as 557 Broadway, NY, NY.

21          Subsidiaries of the Registrant.

23          Consent of Independent Auditors.

27.1        Financial Data Schedule for the year ended May 31, 1999.

27.2        Financial Data Schedule restated for the year ended May 31, 1998.