Form 10-Q
period 1999-08-31
SCHOLASTIC CORP
filed 1999-10-15
CIK 866729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1999       Commission File No. 0-19860



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

        Registrant's telephone number, including area code (212) 343-6100


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Title                         Number of shares outstanding
         of each class                       as of September 30, 1999
         -------------                       ------------------------

Common Stock, $.01 par value                        15,711,814
Class A Stock, $.01 par value                         828,100


SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999
INDEX

--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION                                                                          PAGE
                                                                                                        ----

         Item 1. Financial Statements (Unaudited)

                  Condensed Consolidated Statement of Operations for the
                  Three Months Ended August 31, 1999 and 1998                                              1

                  Condensed Consolidated Balance Sheet at August 31, 1999
                  and 1998 and May 31, 1999                                                                2

                  Condensed Consolidated Statement of Cash Flows for the
                  Three Months Ended August 31, 1999 and 1998                                              3

                  Notes to Condensed Consolidated Financial Statements                                     4

         Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                9

         Item 3. Quantitative and Qualitative Disclosures about Market Risk                               15

PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                                         16

SIGNATURES                                                                                                17


--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED AUGUST 31,
--------------------------------------------------------------------------------
                                                        1999       1998
--------------------------------------------------------------------------------

Revenues                                             $  180.0    $  150.2

Operating costs and expenses:
   Cost of goods sold                                   108.3        85.2
   Selling, general and administrative expenses          99.8        83.4
   Depreciation                                           4.6         4.0
   Goodwill and trademark amortization                    0.9         1.4
--------------------------------------------------------------------------------

TOTAL OPERATING COSTS AND EXPENSES                      213.6       174.0

Operating loss                                          (33.6)      (23.8)
Interest expense, net                                     4.4         4.4
--------------------------------------------------------------------------------

Loss before benefit for income taxes                    (38.0)      (28.2)

Benefit for income taxes                                 14.4        10.7
--------------------------------------------------------------------------------

NET LOSS                                             $  (23.6)   $  (17.5)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net loss per Class A and Common Share:
  Basic                                              $   (1.43)  $   (1.08)
  Diluted                                            $   (1.43)  $   (1.08)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                  August 31, 1999     May 31, 1999    August 31, 1998
-----------------------------------------------------------------------------------------------------
                                                      (UNAUDITED)                   (UNAUDITED)

ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                          $    2.9         $    5.9         $    1.1
    Accounts receivable less allowance for
      doubtful accounts                                   142.2            136.4            110.7
    Inventories                                           315.1            227.4            259.0
    Deferred taxes                                         55.5             41.8             50.3
    Prepaid and other deferred expenses                    35.6             22.7             31.6
----------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                551.3            434.2            452.7

    Property, plant and equipment, net                    153.7            152.2            142.4
    Prepublication costs                                   95.4             95.3             84.4
    Other assets and deferred charges                     163.1            160.6            168.9
-----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                           $  963.5         $  842.3         $  848.4
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

LIABILITIES & STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Lines of credit                                    $   22.0         $   18.0         $   14.1
    Accounts payable                                      151.4             97.0            110.0
    Accrued royalties                                      32.8             23.7             25.2
    Deferred revenue                                       14.8              6.7             19.0
    Other accrued expenses                                 53.2             66.4             52.3
-----------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                           274.2            211.8            220.6

NONCURRENT LIABILITIES:
    Long-term debt                                        329.0            248.0            306.8
    Other noncurrent liabilities                           22.0             21.1             19.2
-----------------------------------------------------------------------------------------------------
      TOTAL NONCURRENT LIABILITIES                        351.0            269.1            326.0

  STOCKHOLDERS' EQUITY:
    Class A Stock, $.01 par value                           0.0              0.0              0.0
    Common Stock, $.01 par value                            0.2              0.2              0.2
    Additional paid-in capital                            213.1            212.3            206.5
    Retained earnings                                     167.9            191.4            137.1
    Accumulated other comprehensive income:
      Foreign currency translation adjustment              (6.1)            (5.7)            (5.2)
    Less shares held in treasury                          (36.8)           (36.8)           (36.8)
-----------------------------------------------------------------------------------------------------

    TOTAL STOCKHOLDERS' EQUITY                         $  338.3         $  361.4         $  301.8
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  963.5         $  842.3         $  848.4



SEE ACCOMPANYING NOTES
SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
(AMOUNTS IN MILLIONS)



-------------------------------------------------------------------------------------------------------------------
                                                                                 THREE MONTHS ENDED
                                                                                    AUGUST 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                1999         1998
-------------------------------------------------------------------------------------------------------------------


NET CASH USED IN OPERATING ACTIVITIES ......................................   $  (62.3)   $(37.3)

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Prepublication costs ....................................................      (10.3)     (6.7)
   Additions to property, plant and equipment ..............................       (6.2)     (5.4)
   Royalty advances ........................................................       (5.6)     (4.2)
   Production costs ........................................................       (3.7)     (6.6)
   Other ...................................................................       (0.2)     (1.8)
   Business and trademark acquisition-related payments .....................         --     (11.7)
--------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities ...................................      (26.0)    (36.4)

CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES:
   Borrowings under Loan Agreement and Revolver ............................      120.8     120.5
   Repayments of Loan Agreement and Revolver ...............................      (39.8)    (57.4)
   Borrowings under lines of credit ........................................       10.7      22.4
   Repayments of lines of credit ...........................................       (6.7)    (17.2)
   Other ...................................................................        0.3       1.4
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities ...............................       85.3      69.7
Effect of exchange rate changes on cash ....................................        0.0       0.0
--------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents ..................................       (3.0)     (4.0)

Cash and cash equivalents at beginning of period ...........................        5.9       5.1
--------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................   $    2.9  $    1.1

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have not been audited, but reflect those adjustments consisting of normal recurring items which management considers necessary for a fair presentation of financial position, results of operations and cash flow. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the 1998/1999 Annual Report to Stockholders.

The Company's business is closely correlated to the school year. Consequently, the results of operations for the three months ended August 31, 1999 and 1998 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the August 31, 1998 consolidated balance sheet is included for comparative purposes.

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

2.    RECENT ACCOUNTING PRINCIPLES

Effective May 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." This statement requires that public business enterprises report certain information about operating segments in financial statements of the enterprise issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The required disclosures are presented in Note 3 included herein.

The Financial Accounting Standards Board issued, in June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments (fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in offsetting changes in fair values or cash flows of both the hedge and the hedged item recognized in earnings or in accumulated comprehensive income in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in income. The Company is required to adopt the provisions of SFAS 133 in the first quarter of fiscal 2002.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

3.    SEGMENT INFORMATION

The Company is a global children's publishing and media company with operations in the United States, the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong and India and distributes its products and services through a variety of channels, including book clubs, book fairs and trade.

The Company's operations are categorized in the four segments: CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION, EDUCATIONAL PUBLISHING, MEDIA, LICENSING AND ADVERTISING and INTERNATIONAL. Such segment classification reflects the nature of products and services consistent with the method by which the chief operating decision maker assesses operating performance and allocates resources.

The following table sets forth information for the fiscal quarters ended August 31, 1999 and 1998 about the Company's segments:


                          CHILDREN'S
                             BOOK                       MEDIA,
                          PUBLISHING                  LICENSING
                              AND       EDUCATIONAL      AND          TOTAL
                         DISTRIBUTION   PUBLISHING   ADVERTISING    DOMESTIC    INTERNATIONAL  OVERHEAD(1)   CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
1999
--------------------------------------------------------------------------------------------------------------------------

Revenues                      $ 79.2      $ 55.8       $8.9          $143.9        $ 36.1        $  0.0          $180.0
Depreciation                     0.9         0.2        0.2             1.3           0.9           2.4             4.6
Amortization (2)                 3.4         7.0        1.6            12.0           0.3           0.0            12.3
Royalty advance expense          4.2         0.1        0.2             4.5           0.5           0.0             5.0
Segment profit/(loss) (3)      (14.4)        1.1       (7.1)          (20.4)         (4.7)         (8.5)          (33.6)
Segment assets                 399.8       184.7       58.4           642.9         141.2         179.4           963.5
Long-lived assets (4)           97.0        95.7       27.3           220.0          56.8         109.0           385.8
Expenditures for
  long-lived assets (5)          8.1         7.6        5.3            21.0           1.1           3.7            25.8

--------------------------------------------------------------------------------------------------------------------------
1998
--------------------------------------------------------------------------------------------------------------------------

Revenues                      $ 47.8      $ 63.5      $ 6.0          $117.3         $32.9        $  0.0          $150.2
Depreciation                     0.7         0.2        0.2             1.1           0.8           2.1             4.0
Amortization (2)                 3.1         6.1        1.5            10.7           0.6           0.0            11.3
Royalty advance expense          3.1         0.1        0.0             3.2           0.0           0.0             3.2
Segment profit/
  (loss)(3)                    (18.4)       13.5       (6.2)          (11.1)         (4.8)         (7.9)          (23.8)
Segment assets                 322.4       169.1       48.5           540.0         141.0         167.4           848.4
Long-lived assets (4) .         93.9        85.8       26.2           205.9          57.0         100.1           363.0
Expenditures for long-
  lived assets (5)               6.5         4.1        7.6            18.2           2.9           1.8            22.9
--------------------------------------------------------------------------------------------------------------------------

(1) OVERHEAD INCLUDES UNALLOCATED CORPORATE-RELATED ITEMS AND AS IT RELATES TO THE SEGMENT PROFIT/(LOSS), EXPENSES NOT ALLOCATED TO REPORTABLE SEGMENTS INCLUDING COSTS RELATED TO THE MANAGEMENT OF CORPORATE ASSETS, NET INTEREST EXPENSE AND PROVISION FOR INCOME TAXES. UNALLOCATED ASSETS ARE PRINCIPALLY COMPRISED OF DEFERRED INCOME TAXES AND PROPERTY, PLANT AND EQUIPMENT AS IT RELATES TO THE COMPANY'S HEADQUARTERS IN THE METROPOLITAN NEW YORK AREA AND ITS NATIONAL SERVICE OPERATION LOCATED IN THE JEFFERSON CITY, MISSOURI AREA.

(2) INCLUDES AMORTIZATION OF GOODWILL, INTANGIBLE ASSETS, AND PREPUBLICATION AND PRODUCTION COSTS.

(3) SEGMENT PROFIT/(LOSS) REPRESENTS EARNINGS BEFORE INTEREST AND TAXES.

(4) INCLUDES PROPERTY, PLANT AND EQUIPMENT, PREPUBLICATION COSTS, GOODWILL AND TRADEMARKS, ROYALTY ADVANCES AND PRODUCTION COSTS.

(5) INCLUDES PURCHASE OF PROPERTY, PLANT AND EQUIPMENT, INVESTMENTS IN PREPUBLICATION AND PRODUCTION COSTS, AND ROYALTY ADVANCES.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

4.    DEBT

LOAN AGREEMENT. The Company and Scholastic Inc. (a wholly-owned subsidiary) are joint and several borrowers under a loan agreement with certain banks which was amended and restated effective August 11, 1999 (the "Loan Agreement"). The Loan Agreement expires August 11, 2004, provides for aggregate borrowings of up to $170.0 (with a right in certain circumstances to increase it to $200.0) including the issuance of up to $10.0 in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a commitment fee ranging from 0.10% to 0.30% on the facility and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33.0% of the total facility. The amounts charged vary based upon the Company's credit ratings. At the Company's current credit ratings, the spread over LIBOR, commitment fee and utilization fee are 0.475%, 0.150% and 0.075%, respectively. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. An aggregate of $0.0 and $58.0 of borrowings and $1.0 of letters of credit were outstanding under the Loan Agreement at May 31, 1999 and August 31, 1999.

REVOLVER. The Company and Scholastic Inc. are joint and several borrowers under a Revolving Loan Agreement (the "Revolver") with Sun Bank, N. A., which provides for revolving credit loans of up to $35.0 and expires on May 31, 2000. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. The aggregate amount of borrowings under the Revolver at May 31, 1999 and August 31, 1999 were $10.0 and $32.5, respectively.

The Company has agreed in principle to amend and restate the Revolver during the second quarter of fiscal year 2000 to, among other things, extend the maturity to 2004 and expand the facility to $40.0, subject to required approvals and documentation.

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

OTHER LINES OF CREDIT -- SHORT TERM. The Company's international subsidiaries had lines of credit available of $37.9 at May 31, 1999 and $36.5 at August 31, 1999. The amounts outstanding under these credit lines were $18.0 and $22.0 at May 31, 1999 and August 31, 1999, respectively. The weighted-average interest rate on the outstanding amounts was 7.2% and 6.3% at May 31, 1999 and August 31, 1999, respectively.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

5.    CONTINGENCIES

The Company and certain officers have been named as defendants in litigation which alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, resulting from purportedly materially false and misleading statements to the investing public concerning the financial condition of the Company. On December 14, 1998, an order was entered granting the Company's motion to dismiss plaintiffs' complaint. In dismissing the complaint, the court held that plaintiffs failed to state a claim upon which relief can be granted and granted plaintiffs leave to amend the complaint. Pursuant to that order, plaintiffs filed a Second Amended Consolidated Complaint, on or about February 16, 1999, alleging substantially similar claims against the Company and one of its officers. The Company continues to believe that the litigation is without merit and will continue to vigorously defend against it.

On February 1, 1999, two subsidiaries of the Company commenced an action in the Supreme Court of the State of New York in New York County against Parachute Press, Inc. ("Parachute"), the licensor of certain publication and nonpublication rights to the GOOSEBUMPS(R) series, certain affiliated Parachute companies and R.L. Stine, individually, alleging material breach of contract and fraud in connection with the agreements under which such GOOSEBUMPS rights are licensed to the Company. The issues in the case are also, in part, the subject of two litigations commenced by Parachute following repeated notices from the Company to Parachute of material breaches by Parachute of the agreements under which such rights are licensed and the exercise by the Company of its contractual remedies under the agreements. The first Parachute action, in which two subsidiaries of the Company are defendants and counterclaim plaintiffs, was commenced in the federal court for the Southern District of New York on November 14, 1997 and was dismissed for lack of subject matter jurisdiction on January 29, 1999. Parachute filed an appeal of the dismissal. The second Parachute action was filed contemporaneously with the filing of the Company's complaint on February 1, 1999 in the Supreme Court of the State of New York in New York County. In its two complaints, and in its counterclaims, Parachute alleges that the exercise of contractual remedies by the Company was improper and seeks declaratory relief and unspecified damages for, among other claims, alleged breaches of contract and acts of unfair competition. Damages sought by Parachute include the payment of a total of approximately $36.1 of advances over the term of the contract (of which approximately $15.3 had been paid at the time the first Parachute litigation began) and payments of royalties set-off by Scholastic against amounts claimed by the Company. The Company is seeking declaratory relief and damages for, among other claims, breaches of contract, fraud and acts of unfair competition. Damages sought by the Company include repayment by Parachute of a portion of the $15.3 advance already paid. Discovery, which has been consolidated for the litigations, has commenced. The Company intends to vigorously pursue its claims against Parachute and the other named defendants and to vigorously defend its position against the new lawsuit and the appeal. The Company does not believe that this dispute will have a material adverse effect on its financial condition.

The Company is also engaged in various legal proceedings incident to its normal business activities. In the opinion of the Company, none of such proceedings is material to the consolidated financial position of the Company.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

6.    COMPREHENSIVE LOSS

The following table sets forth comprehensive loss for the periods indicated:

                                                        THREE MONTHS ENDED
                                                           AUGUST 31,
--------------------------------------------------------------------------------
                                                       1999         1998
--------------------------------------------------------------------------------

NET LOSS                                             $  (23.6)   $  (17.5)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment
   net of provision or benefit for income taxes          (0.2)       (0.1)

COMPREHENSIVE LOSS                                   $  (23.8)   $  (17.6)


7.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                          THREE MONTHS ENDED
                                                             AUGUST 31,
--------------------------------------------------------------------------------
                                                          1999     1998
--------------------------------------------------------------------------------

Net loss                                             $  (23.6)   $  (17.5)

Weighted-average Class A and Common Shares
outstanding for basic earnings per share                 16.5        16.3

Net loss per Class A and Common Share:
  Basic                                              $   (1.43)  $   (1.08)
  Diluted                                            $   (1.43)  $   (1.08)
--------------------------------------------------------------------------------



For the three months ended August 31, 1999 and 1998, the effect of the Convertible Subordinated Debentures, employee stock options, and for the three months ended August 31, 1999, warrants, on the weighted-average Class A and Common Shares outstanding for diluted earnings per share was anti-dilutive and therefore is not included in the calculation.

SCHOLASTIC CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - CONSOLIDATED

Revenues for the quarter ended August 31, 1999 increased approximately 20% to $180.0 million from $150.2 million in the comparable quarter of the prior fiscal year. This increase in revenue was driven primarily by the Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment, which was up 66% over the prior year quarter and which accounted for 44% of the Company's revenues for the quarter ended August 31, 1999, as compared to 32% of the corresponding period of the prior fiscal year.

As a percentage of revenue, variable cost of goods sold increased by approximately 3.5% for the first quarter ended August 31, 1999 when compared to the same period of the prior fiscal year. This increase reflects the impact of product mix in the Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment due to higher Trade sales, including the impact of higher sales levels of hardcover product. Selling, general and administrative expenses as a percentage of revenue were flat for the three months ended August 31, 1999 when compared to the corresponding prior year period.

The operating loss for the quarter ended August 31, 1999 increased 41% to $33.6 million from a loss of $23.8 million in the same quarter of the prior fiscal year. This increase reflects the impact of improved sales in CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION due to strong Trade sales, led by the HARRY POTTER(TM) books and a variety of successful series published by the Company. These sales were more than offset by increased losses in EDUCATIONAL PUBLISHING due to the anticipated absence of California SCHOLASTIC LITERACY PLACE(R) sales as well as increased Internet spending.

The net loss for the quarter ended August 31, 1999 was $23.6 million, or $1.43 per share, versus a net loss of $17.5 million, or $1.08 per share, in the comparable quarter of the prior year.

RESULTS OF OPERATIONS - SEGMENTS

CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION
The Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment includes the publication and distribution in the United States of children's books through its school-based book club (including home continuity programs), book fair and trade channels.


(IN MILLIONS)                                  THREE MONTHS ENDED AUGUST 31,
--------------------------------------------------------------------------------
                                                       1999         1998
--------------------------------------------------------------------------------
Revenue                                              $   79.2    $   47.8
Operating loss                                          (14.4)      (18.4)


Revenues in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment were up 66% to $79.2 million from $47.8 million in the comparable quarter of the prior fiscal year. As a result, operating results improved 22% to a seasonal loss of $14.4 million when compared to the same period in the prior fiscal year. The increased revenue reflects the impact of strong sales in the Trade business of properties including three HARRY POTTER books and the ANIMORPHS(R), DEAR AMERICa(TM), I SPY(TM), CLIFFORD THE BIG ReD DOG(R), PokEMON(TM) And EverWoRLD(TM) series.

SCHOLASTIC CORPORATION
ITEM 2. MD&A

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - SEGMENTS (CONTINUED)

EDUCATIONAL PUBLISHING
The Company's EDUCATIONAL PUBLISHING segment includes the publication and distribution of K-12 textbooks, supplemental materials (including professional books), classroom magazines and instructional technology for core and supplemental use in schools and libraries in the United States.


 (IN MILLIONS)                                   THREE MONTHS ENDED AUGUST 31,
--------------------------------------------------------------------------------
                                                        1999         1998
--------------------------------------------------------------------------------
Revenue                                              $   55.8    $   63.5
Operating profit                                          1.1        13.5
--------------------------------------------------------------------------------



Revenues for the quarter declined 12% to $55.8 million with an operating profit of $1.1 million compared to revenues of $63.5 million and operating profit of $13.5 million in the comparable quarter of the prior fiscal year. This decline in revenues is directly related to the adoption cycle for reading textbooks. In the prior fiscal year, the Company recognized the benefit of high order levels for SCHOLASTIC LITERACY PLACE(R) related to the California reading adoption. The next major state adoption is in Texas, with shipments of product expected in the summer of 2000. The decline in SCHOLASTIC LITERACY PLACE sales was partially offset by the sales of the Company's new product, READ 180!(TM).

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


(IN MILLIONS)                                    THREE MONTHS ENDED AUGUST 31,
--------------------------------------------------------------------------------
                                                       1999        1998
--------------------------------------------------------------------------------
Revenue                                                 $8.9       $6.0
Operating loss                                          (7.1)      (6.2)
--------------------------------------------------------------------------------

Revenues increased 48% to $8.9 million in the first quarter of fiscal 2000 as compared to the same period in the prior fiscal year. The operating loss for the quarter ended August 31, 1999 increased by 15% from a loss of $6.2 million in the same period of the prior fiscal year. These results reflect the benefit of increased magazine advertising sales which were more than offset by higher Internet-related costs.

INTERNATIONAL
The INTERNATIONAL segment consists of the distribution of products and services outside the United States by the Company's operations located in the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong and India.


(IN MILLIONS)                  THREE MONTHS ENDED AUGUST 31,
--------------------------------------------------------------------------------
                                                       1999        1998
--------------------------------------------------------------------------------
Revenue                                              $   36.1    $   32.9
Operating loss                                           (4.7)       (4.8)
--------------------------------------------------------------------------------


SCHOLASTIC CORPORATION
ITEM 2. MD&A

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - SEGMENTS (CONTINUED)

INTERNATIONAL revenues for the quarter ended August 31, 1999 increased 10% to $36.1 million compared to $32.9 million for the same period in the prior fiscal year. Operating losses for the quarter ended August 31, 1999 were comparable to the same period in the prior fiscal year at approximately $4.7 million.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $3.0 million during the quarter ended August 31, 1999, compared to a decrease of $4.0 million during the comparable period in the prior fiscal year.

Cash used in investing activities was $26.0 million and $36.4 million for the three months ended August 31, 1999 and 1998, respectively. Investing activities consisted primarily of prepublication cost expenditures, capital expenditures, royalty advances and production cost expenditures. Business and trademark acquisition-related payments for the prior year quarter were related to the acquisition of certain assets of Pages Book Fairs, Inc. Prepublication cost expenditures increased $3.6 million to $10.3 million for the three months ended August 31, 1999 over the comparable period of the prior year largely due to the planned revision to SCHOLASTIC LITERACY PLACE and the initial spending on the Company's new READ 180! program. Capital expenditures increased to $6.2 million in the current year reflecting the construction of a new office facility. Royalty advances increased $1.4 million for the quarter ended August 31, 1999 over the same period in the prior fiscal year to $5.6 million. Production cost expenditures decreased $2.9 million to $3.7 million for the first quarter ended August 31, 1999 when compared to the same period in the prior fiscal year, due to a reduction in the number of shows being produced.

FINANCING

The Company maintains two unsecured credit facilities, the Loan Agreement and the Revolver, which provide for aggregate borrowings of up to $205.0 million (with a right, in certain circumstances, to increase to $235.0 million), including the issuance of up to $10.0 million in letters of credit. The Company uses these facilities for various purposes including the funding of seasonal cash flow needs and other working capital requirements. At August 31, 1999, the Company had $90.5 million in borrowings outstanding under these facilities at a weighted-average interest rate of 5.8%.

SCHOLASTIC CORPORATION
ITEM 2. MD&A

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FINANCING (CONTINUED)

The Loan Agreement was amended and restated on August 11, 1999, principally to extend the expiration date of the facility to August 11, 2004 and expand the facility from $135.0 million to $170.0 million (with a right, in certain circumstances, to increase to $200.0 million). The Company anticipates amending and restating the Revolver in the second quarter of fiscal 2000 to increase the amount available thereunder to $40.0 million and extend its expiration to 2004. The Company does not anticipate any difficulty in negotiating satisfactory credit arrangements.

In addition, unsecured lines of credit available to the Company's United Kingdom, Canadian and Australian operations totaled $36.5 million at August 31, 1999. These lines are used primarily to fund working capital needs in those countries. At August 31, 1999, $22.0 million in borrowings were outstanding under these lines at a weighted-average interest rate of 6.3%.

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

The Company's Year 2000 program, which was commenced in July 1997 and is administered by internal staff, assisted by outside consultants, consists of the following three components relating to the Company's operations: (i) information technology ("IT") computer systems and applications which may be impacted by the Year 2000 problem and the actions related thereto, (ii) non-IT systems and equipment which include embedded technology which may be impacted by the Year 2000 problem and actions related thereto and (iii) third party suppliers and customers with which the Company has material relationships and which could adversely affect the Company if such parties fail to be Year 2000 compliant and the actions related thereto. The general phases common to all three components of the Company's Year 2000 program are: (1) ASSESSMENT (the identification, assessment and prioritization of the Year 2000 issues facing the Company in each of the above areas and the actions to be taken in respect of such issues or items); (2) REMEDIATION (implementation of the specific actions upon assessment, including repair, modification or replacement of items that are determined not to be Year 2000 compliant); (3) TESTING (testing of the new or modified information systems, other systems and equipment to verify Year 2000 readiness); (4) CONTINGENCY PLANNING (designing appropriate contingency and business continuation plans for each Company business unit and location); and
(5) IMPLEMENTATION (actual operation of such systems and equipment and, if necessary, the actual implementation of any

SCHOLASTIC CORPORATION
ITEM 2. MD&A

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

YEAR 2000 READINESS DISCLOSURE (CONTINUED)

contingency plans in the event Year 2000 problems occur, notwithstanding the Company's remediation program).

The progress to date of the three components of the Company's Year 2000 program for principal systems, applications or issues affected by the Year 2000 is as follows:

IT SYSTEMS AND APPLICATIONS. The principal IT systems and applications of the Company affected by Year 2000 issues include order entry, purchasing, distribution and financial reporting. Issues related to vendor supplied software include financial reporting and certain infrastructure and operating system software. The Company has substantially completed the Assessment, Remediation, Testing, Contingency Planning and Implementation phases with respect to its principal IT systems and applications. Excluding normal system upgrades, the Company estimates that total costs for conversion and testing of new or modified IT systems and applications will aggregate approximately $11.8 million through fiscal 2000, of which $9.3 million has been incurred through August 31, 1999.

NON-IT SYSTEMS AND EQUIPMENT. The principal non-IT systems and equipment of the Company incorporating embedded technology affected by Year 2000 issues include security systems, phone systems, business machines, computers and distribution systems. The Company has substantially completed the Assessment, Remediation, Testing, Contingency Planning and Implementation phases with respect to its principal non-IT systems and equipment. In addition to the foregoing, based on current assessments, the Company expects to implement the remainder of Year 2000 remediated non-IT systems and equipment by the end of October 1999. The Company estimates the total costs for modifying or replacing new systems and equipment in this area will be approximately $0.20 million through fiscal 2000, of which $0.1 million has been incurred through August 31, 1999.

MATERIAL THIRD PARTY RELATIONSHIPS. Material third party supplier relationships affected by Year 2000 issues relate primarily to printing, paper supplies, distribution, fulfillment, licensing and financial services. The Assessment and Remediation phases for determining the Year 2000 readiness of the Company's principal suppliers is an ongoing process. Substantially all of the Company's principal suppliers have reported that they have initiated Year 2000 programs and such suppliers have not brought to the Company's attention any problems anticipated to materially and adversely impact the Company's operations taken as a whole. The Company will continue to seek updates from these parties to attempt to ascertain the adequacy of their programs as they relate to the Company. Testing of critical systems or services will be done on an as needed basis. The Company anticipates that it will develop contingency plans with respect to its principal third party suppliers by the end of October 1999. There can be no assurance, however, that the Company will be able to predict adequately Year 2000 problems experienced by its suppliers or to develop adequate contingency plans related thereto. The costs to the Company in implementing its Year 2000 program in this area, excluding costs due to unanticipated third party Year 2000 problems, will principally consist of internal staff costs, which are not expected to be material. No single customer or small group of customers are material to the Company's financial condition.

Including the costs set forth above, the Company estimates that total program costs for implementing its Year 2000 program, which includes total costs noted above for IT systems and applications, will be approximately $12.0 million, of which total program costs through August 31, 1999 have been $9.3 million. These costs include costs related to the matters described above, as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the Company for the

SCHOLASTIC CORPORATION
ITEM 2. MD&A

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

YEAR 2000 READINESS DISCLOSURE (CONTINUED)

Year 2000. The costs also include expenses related to internal staff incurred in connection with the implementation of the program. The Year 2000 costs for fiscal 2000 comprise approximately 11% of the Company's IT expense budget for the period. Based on the current progress of the Company's Year 2000 program, the Company anticipates its Year 2000 program will be substantially completed by November 30, 1999. As a result of the Company's Year 2000 program, delays in other new and continuing IT projects have occurred. However, no material adverse effect is anticipated from such delays as the Company has procedures in place in an effort to ensure that critical projects are handled in a timely manner. The cost of the Company's Year 2000 program and the dates on which the Company plans to complete the components of the Year 2000 program are based on management's best estimates, which were derived utilizing numerous assumptions of future events, many of which are beyond the Company's control.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations of the Company. Such failures could materially and adversely affect the Company's financial condition, results of operations and cash flows. Based on current plans and assumptions, the Company does not expect that the Year 2000 issue will have a material adverse impact on the Company as a whole. However, due to the general uncertainty inherent in the Year 2000 problem there can be no assurance that all Year 2000 problems will be foreseen and corrected, or if foreseen, corrected on a timely basis, or that no material disruption to the Company's business or operations will occur. Further, the Company's expectations are based on the assumption that there will be no general failure of external local, national or international systems (including financial, power, communication, postal or other transportation systems) necessary for the ordinary conduct of business. The Company is currently assessing those scenarios in which unexpected failures would have a material adverse effect on the Company and will attempt to develop contingency plans designed to respond to anticipated scenarios. However, there can be no assurance that successful contingency plans can, in fact, be developed or implemented.

All statements regarding Year 2000 Readiness are "Year 2000 Readiness Disclosures" as defined by the Year 2000 Information and Readiness Disclosure Act of October 19, 1998.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements, which are subject to various risks and uncertainties, including the conditions of the children's book and instructional materials markets and acceptance of the Company's products within those markets and other risks and factors identified in the Company's Report on Form 10-K for the fiscal year ended May 31, 1999.

SCHOLASTIC CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The Company has operations in various foreign countries. In the normal course of business, these operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk. The Company does not generally enter into derivative financial instruments for material amounts, nor are such instruments used for speculative purposes.

Market risks relating to the Company's operations result primarily from changes in interest rates. The majority of the Company's long-term debt bears interest at a fixed rate. However, the fair market value of the fixed rate debt is sensitive to changes in interest rates. The Company is subject to the risk that market interest rates will decline and the interest rates under the fixed rate debt will exceed the then prevailing market rates. The Company does not generally utilize interest rate derivative instruments to manage its exposure to interest rate changes.

As of August 31, 1999, the balance outstanding under the facilities which have variable rates was $90.5 million, at an average interest rate of 5.84%. A 15% increase or decrease in the average cost of the Company's variable rate debt under the facility would not have a significant impact on the Company's results of operations.

Additional information relating to the Company's outstanding financial instruments is included in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II - OTHER INFORMATION


SCHOLASTIC CORPORATION

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:


          Exhibit
           Number       Description of Document
           ------       -----------------------

           10.18        Scholastic Corporation Executive Incentive Performance Plan,
                            effective as of June 1, 1999

            27.1        Financial Data Schedule for the quarter ended August 31, 1999

            27.2        Financial Data Schedule for the quarter ended August 31, 1998


(b) Reports on Form 8-K filed during the quarter: none.


--------------------------------------------------------------------------------

SCHOLASTIC CORPORATION
SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   SCHOLASTIC CORPORATION
                                                   (Registrant)






Date: October 15, 1999                             ________________________
                                                   Richard Robinson
                                                   Chairman of the Board,
                                                   President, Chief Executive
                                                   Officer and Director








Date: October 15, 1999                             ________________________
                                                   Kevin J. McEnery
                                                   EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER

SCHOLASTIC CORPORATION
FORM 10-Q FOR QUARTERLY PERIOD ENDED AUGUST 31, 1999
EXHIBIT INDEX

--------------------------------------------------------------------------------

     Exhibit
      Number        Description of Document
      ------        -----------------------

       10.18         Scholastic Corporation Executive Performance Incentive Plan,
                        effective as of June 1, 1999

       27.1         Financial Data Schedule for the quarter ended August 31, 1999

       27.2         Financial Data Schedule for the quarter ended August 31, 1998




--------------------------------------------------------------------------------