Form 10-Q
period 1999-11-30
SCHOLASTIC CORP
filed 2000-01-14
CIK 866729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1999     Commission File No. 0-19860

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Title                       Number of shares outstanding
                    of each class                      as of December 31, 1999
                    -------------                      -----------------------

            Common Stock, $.01 par value                      15,829,079
            Class A Stock, $.01 par value                        828,100

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999
INDEX

--------------------------------------------------------------------------------

Part I - Financial Information                                              Page
                                                                            ----
  Item 1. Financial Statements (Unaudited)

           Condensed Consolidated Statement of Operations for the
           Three and Six Months Ended November 30, 1999 and 1998              1

           Condensed Consolidated Balance Sheet at November 30, 1999
           and 1998 and May 31, 1999                                          2

           Condensed Consolidated Statement of Cash Flows for the
           Six Months Ended November 30, 1999 and 1998                        3

           Notes to Condensed Consolidated Financial Statements               4

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         11

  Item 3. Quantitative and Qualitative Disclosures about Market Risk         18

Part II - Other Information

  Item 4. Submission of Matters to a Vote of Security Holders                19

  Item 6. Exhibits and Reports on Form 8-K                                   20

Signatures                                                                   21

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
(amounts in millions, except per share data)
================================================================================

                                                      Three months ended           Six months ended
                                                          November 30,                November 30,
---------------------------------------------------------------------------------------------------------
                                                      1999          1998          1999           1998
---------------------------------------------------------------------------------------------------------
Revenues                                            $ 507.8       $ 403.2       $ 687.8        $ 553.4

Operating costs and expenses:
   Cost of goods sold                                 236.8         187.3         345.1          273.0
   Selling, general and administrative expenses       185.0         153.6         284.8          236.5
   Depreciation                                         4.7           4.2           9.3            8.2
   Goodwill and trademark amortization                  1.3           1.5           2.2            2.9
   Non-recurring charge                                 8.5            --           8.5             --
---------------------------------------------------------------------------------------------------------

Total operating costs and expenses                    436.3         346.6         649.9          520.6

Operating income                                       71.5          56.6          37.9           32.8
Interest expense, net                                   5.7           5.4          10.1            9.9
---------------------------------------------------------------------------------------------------------

Income before income taxes                             65.8          51.2          27.8           22.9

Provision for income taxes                             24.5          19.5          10.1            8.7
---------------------------------------------------------------------------------------------------------

Net income                                          $  41.3       $  31.7       $  17.7        $  14.2
=========================================================================================================

Net income per Class A and Common Share:
   Basic                                            $  2.49       $  1.94       $  1.07        $  0.87
   Diluted                                          $  2.30       $  1.81       $  1.06        $  0.86


================================================================================

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(amounts in millions, except per share data)
================================================================================

----------------------------------------------------------------------------------------------------------------
                                                     November 30, 1999      May 31, 1999       November 30, 1998
----------------------------------------------------------------------------------------------------------------
                                                        (Unaudited)                               (Unaudited)
ASSETS

  Current Assets:
    Cash and cash equivalents                            $    7.8             $    5.9             $    3.6
    Accounts receivable less allowance for
      doubtful accounts                                     250.7                136.4                191.4
    Inventories                                             301.8                227.4                236.1
    Deferred taxes                                           41.9                 41.8                 41.9
    Prepaid and other deferred expenses                      32.1                 22.7                 26.5
----------------------------------------------------------------------------------------------------------------
      Total current assets                                  634.3                434.2                499.5

    Property, plant and equipment, net                      159.1                149.1                141.3
    Prepublication costs                                     98.7                 95.3                 85.1
    Other assets and deferred charges                       154.0                163.7                171.6
----------------------------------------------------------------------------------------------------------------
Total assets                                             $1,046.1             $  842.3             $  897.5
================================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY

  Current Liabilities:
    Lines of credit                                      $   19.5             $   18.0             $   19.4
    Accounts payable                                        155.4                 97.0                103.1
    Accrued royalties                                        39.6                 23.7                 24.2
    Deferred revenue                                         35.6                  6.7                 36.9
    Other accrued expenses                                   77.7                 66.4                 68.0
----------------------------------------------------------------------------------------------------------------
      Total current liabilities                             327.8                211.8                251.6

  Noncurrent Liabilities:
    Long-term debt                                          312.9                248.0                286.8
    Other noncurrent liabilities                             22.9                 21.1                 24.1
----------------------------------------------------------------------------------------------------------------
      Total noncurrent liabilities                          335.8                269.1                310.9

  Stockholders' Equity:
    Class A Stock, $.01 par value                             0.0                  0.0                  0.0
    Common Stock, $.01 par value                              0.2                  0.2                  0.2
    Additional paid-in capital                              216.9                212.3                207.5
    Accumulated other comprehensive loss:
      Foreign currency translation adjustment                (6.2)                (5.7)                (4.7)
    Retained earnings                                       209.2                191.4                168.8
    Less shares of Common Stock
      held in treasury                                      (37.6)               (36.8)               (36.8)
----------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                            382.5                361.4                335.0
----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity               $1,046.1             $  842.3             $  897.5

================================================================================

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
(amounts in millions)
================================================================================

                                                                           Six months ended
                                                                              November 30,
----------------------------------------------------------------------------------------------------
                                                                       1999                1998
----------------------------------------------------------------------------------------------------
Net cash (used in) / provided by operating activities                $ (10.4)            $   3.2

Cash flows used in investing activities:
   Prepublication costs                                                (23.8)              (16.3)
   Additions to property, plant and equipment                          (16.4)              (11.4)
   Royalty advances                                                    (12.0)              (11.3)
   Production costs                                                     (5.1)              (10.9)
   Business and trademark acquisition-related payments                   0.0               (11.7)
   Other                                                                (0.4)               (1.5)
----------------------------------------------------------------------------------------------------
   Net cash used in investing activities                               (57.7)              (63.1)

Cash flows provided by/(used in) financing activities:
   Borrowings under Loan Agreement and Revolver                        192.2               158.2
   Repayments of Loan Agreement and Revolver                          (127.4)             (112.1)
   Borrowings under lines of credit                                     32.3                34.9
   Repayments of lines of credit                                       (30.3)              (25.0)
   Other                                                                 3.2                 2.4
----------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                            70.0                58.4
Net increase/(decrease) in cash and cash equivalents                     1.9                (1.5)

Cash and cash equivalents at beginning of period                         5.9                 5.1
----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                           $   7.8             $   3.6
====================================================================================================

================================================================================

See accompanying notes

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(amounts in millions, except per share data)
================================================================================

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

The Company's business is closely correlated to the school year. Consequently, the results of operations for the six months ended November 30, 1999 and 1998 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the November 30, 1998 consolidated balance sheet is included for comparative purposes.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(amounts in millions, except per share data)
================================================================================

3. Segment Information

The Company is a global children's publishing and media company with operations in the United States, the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong and India and distributes its products and services through a variety of channels, including book clubs, book fairs and trade.

The Company's operations are categorized in the following four segments:
Children's Book Publishing and Distribution; Educational Publishing; Media, Licensing and Advertising and International. Such segment classification reflects the nature of products and services consistent with the method by which the Company's chief operating decision-maker assesses operating performance and allocates resources.

The following tables set forth the Company's segment information for the quarter and six-month periods ended November 30, 1999 and 1998:

                            Children's
                               Book                         Media,
                            Publishing                    Licensing
                               and        Educational        and          Total
                           Distribution   Publishing     Advertising    Domestic     International   Overhead (1)    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Three months ended
November 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                    $   353.1      $   51.4       $   40.6      $  445.1      $   62.7        $   0.0         $   507.8
Depreciation                      0.9           0.3            0.3           1.5           0.8            2.4               4.7
Amortization (2)                  3.4           6.9            3.6          13.9           0.5            0.0              14.4
Royalty advance expense           4.9           0.5            0.8           6.2           0.3            0.0               6.5
Segment profit/(loss) (3)        94.8          (4.5)          (1.6)         88.7           5.4          (22.6)             71.5
Expenditures for
  long-lived assets (5)           8.0           2.8            3.4          14.2           1.2            5.3              20.7

-----------------------------------------------------------------------------------------------------------------------------------
Three months ended
November 30, 1998
-----------------------------------------------------------------------------------------------------------------------------------

Revenues                    $   259.8      $   46.6       $   35.3      $  341.7      $   61.5        $   0.0         $   403.2
Depreciation                      0.9           0.2            0.2           1.3           0.8            2.1               4.2
Amortization (2)                  3.1           5.8            6.0          14.9           0.6            0.0              15.5
Royalty advance expense           6.3           0.4            0.5           7.2           0.6            0.0               7.8
Segment profit/(loss) (3)        64.3          (3.4)           0.7          61.6           4.5           (9.5)             56.6
Expenditures for
  long-lived assets (5)           5.7           6.7            4.7          17.1           1.9            1.3              20.3

-----------------------------------------------------------------------------------------------------------------------------------

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(amounts in millions, except per share data)
================================================================================

3. Segment Information (continued)

                            Children's
                               Book                         Media,
                            Publishing                    Licensing
                                and        Educational       and          Total
                           Distribution    Publishing    Advertising    Domestic    International   Overhead (1)   Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Six months ended
November 30, 1999
---------------------------------------------------------------------------------------------------------------------------------
Revenues                    $   432.3      $  107.2       $   49.5      $  589.0     $   98.8         $   0.0       $   687.8
Depreciation                      1.8           0.5            0.5           2.8          1.7             4.8             9.3
Amortization (2)                  6.8          13.9            5.2          25.9          0.8             0.0            26.7
Royalty advance expense           9.1           0.6            1.0          10.7          0.8             0.0            11.5
Segment profit/(loss) (3)        80.1          (5.7)          (8.7)         65.7          0.7           (28.5)           37.9
Segment assets                  470.5         196.0           77.5         744.0        135.5           166.6         1,046.1
Long-lived assets (4)            94.7          98.2           27.1         220.0         55.8           111.8           387.6
Expenditures for
  long-lived assets (5)          19.0          17.6            9.4          46.0          2.3             9.0            57.3

---------------------------------------------------------------------------------------------------------------------------------
Six months ended
November 30, 1998
---------------------------------------------------------------------------------------------------------------------------------

Revenues                    $   307.6      $  110.1       $   41.4      $  459.1     $   94.3         $   0.0       $   553.4
Depreciation                      1.6           0.4            0.4           2.4          1.6             4.2             8.2
Amortization (2)                  6.2          11.9            7.5          25.6          1.2             0.0            26.8
Royalty advance expense           9.4           0.5            0.5          10.4          0.6             0.0            11.0
Segment profit/(loss) (3)        45.0          11.2           (5.6)         50.6         (0.3)          (17.5)           32.8
Segment assets                  367.0         171.2           48.6         586.8        157.8           152.9           897.5
Long-lived assets (4)            97.9          86.3           25.2         209.4         58.5            96.0           363.9
Expenditures for
  long-lived assets (5)          18.2          11.1           12.2          41.5          5.4             3.0            49.9

---------------------------------------------------------------------------------------------------------------------------------

(1) Overhead includes unallocated domestic corporate-related items and as it relates to the segment profit/(loss), expenses not allocated to reportable segments including costs related to the management of corporate assets, net interest expense and provision for income taxes. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company's headquarters in the metropolitan New York area and its National Service Operation located in the Jefferson City, Missouri area.

(2) Includes amortization of goodwill, intangible assets, and prepublication and production costs.

(3)   Segment profit/(loss) represents earnings before interest and taxes.

(4) Includes property, plant and equipment, prepublication costs, goodwill and trademarks, royalty advances and production costs.

(5) Includes purchases of property, plant and equipment, investments in prepublication and production costs, and royalty advances.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(amounts in millions, except per share data)
================================================================================

4. Debt

Long-term debt consisted of the following:

---------------------------------------------------------------------------------------------------------
                                          November 30, 1999       May 31, 1999      November 30, 1998
---------------------------------------------------------------------------------------------------------
Loan Agreement and Revolver                   $   74.8               $   10.0            $   48.4
7% Notes due 2003, net of discount               124.8                  124.8               124.8
Convertible Subordinated Debentures              110.0                  110.0               110.0
Other debt                                         3.4                    3.4                 3.7
---------------------------------------------------------------------------------------------------------
   Total debt                                    313.0                  248.2               286.9
Less current portion                              (0.1)                  (0.2)               (0.1)
---------------------------------------------------------------------------------------------------------
   Total long-term debt                        $ 312.9                $ 248.0             $ 286.8
=========================================================================================================

Loan Agreement. The Company and Scholastic Inc. (a wholly-owned subsidiary) are joint and several borrowers under a loan agreement with certain banks which was amended and restated effective August 11, 1999 (the "Loan Agreement"). The Loan Agreement, which expires August 11, 2004, provides for aggregate borrowings of up to $170.0 (with a right in certain circumstances to increase it to $200.0) including the issuance of up to $10.0 in letters of credit with $1.0 outstanding for the three and six-month periods ended November 30, 1999. Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a commitment fee ranging from 0.10% to 0.30% on the facility and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33.0% of the total facility. The amounts charged vary based upon the Company's credit ratings. At the Company's current credit ratings, the spread over LIBOR, commitment fee and utilization fee are 0.475%, 0.150% and 0.075%, respectively. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions.

Revolver. The Company and Scholastic Inc. are joint and several borrowers under a Revolving Loan Agreement (the "Revolver") with SunTrust Bank, which was amended and restated effective November 10, 1999 and provides for revolving credit loans of up to $40.0 and expires on August 11, 2004. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(amounts in millions, except per share data)
================================================================================

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(amounts in millions, except per share data)
================================================================================

6. Comprehensive Income

The following table sets forth comprehensive income for the periods indicated:

                                                          Three months ended              Six months ended
                                                              November 30,                  November 30,
------------------------------------------------------------------------------------------------------------------
                                                         1999            1998            1999           1998
------------------------------------------------------------------------------------------------------------------
Net income                                             $   41.3         $  31.7         $  17.7        $  14.2

Other comprehensive income/(loss):
 Foreign currency translation adjustment
   net of provision or benefit for income taxes            (0.1)            0.3            (0.3)           0.1
------------------------------------------------------------------------------------------------------------------

Comprehensive income                                   $   41.2         $  32.0         $  17.4        $  14.3
==================================================================================================================

7. Earnings Per Share

Basic earnings per share are computed by dividing net earnings by the weighted-average number of shares outstanding during the period. Diluted earnings per share are calculated to give effect to potentially dilutive stock options and convertible debentures that were outstanding during the period. The following table summarizes the reconciliation of the numerators and denominators for the Basic and Diluted earnings per share ("EPS") computations:

                                                        Three months ended                  Six months ended
                                                           November 30,                        November 30,
--------------------------------------------------------------------------------------------------------------------
                                                     1999              1998              1999              1998
--------------------------------------------------------------------------------------------------------------------
Net income for Basic EPS                            $ 41.3            $ 31.7            $ 17.7            $ 14.2
   Effect of convertible debt                          0.8               0.9               1.7                --(1)
--------------------------------------------------------------------------------------------------------------------
Net income for Diluted EPS                          $ 42.1            $ 32.6            $ 19.4            $ 14.2
====================================================================================================================

Weighted-average shares for Basic EPS                 16.5              16.3              16.5              16.3
   Effect of stock options                             0.4               0.3               0.4               0.3
   Effect of convertible debt                          1.4               1.4               1.4                --(1)
--------------------------------------------------------------------------------------------------------------------
Weighted-average shares for Diluted EPS               18.3              18.0              18.3              16.6
====================================================================================================================

Net income per Class A and Common Share:
  Basic                                             $ 2.49            $ 1.94            $ 1.07            $ 0.87
  Diluted                                           $ 2.30            $ 1.81            $ 1.06            $ 0.86

(1) For the six months ended November 30, 1998, the effect of the 5.0% Convertible Subordinated Debentures on the weighted-average shares outstanding for diluted EPS was anti-dilutive and not included in the calculation.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(amounts in millions, except per share data)
================================================================================

8. Non-Recurring Charge

The operating results for the quarter included a non-recurring charge primarily related to the establishment of a litigation reserve following an adverse decision in a lawsuit which was received on December 10, 1999. The case, Scholastic Inc. and Scholastic Productions, Inc. v. Robert Harris and Harris Entertainment, Inc., involves stock appreciation rights allegedly granted to Mr. Harris in 1990 in connection with a joint venture formed primarily to produce motion pictures. Although the Company disagrees with the judge's decision and intends to appeal, the Company has recorded $6.7 million to fully reserve with respect to the case. The $8.5 million charge also includes an unrelated non-recurring expense of $1.8 million relating to the liquidation of certain stock options.

SCHOLASTIC CORPORATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")
================================================================================

Results of Operations - Consolidated

Revenues for the quarter ended November 30, 1999 increased approximately 26% to $507.8 million from $403.2 million in the comparable quarter of the prior fiscal year. For the six months ended November 30, 1999, revenues increased approximately 24% to $687.8 million from $553.4 million in the prior fiscal year period. This increase in revenue for both the three and six month periods was driven primarily by the Company's Children's Book Publishing and Distribution segment, which was up 36% over the prior year quarter and 41% over the prior year-to-date period. This segment accounted for 69% and 63% of the Company's revenues for the three and six-month periods ended November 30, 1999, respectively, as compared to 65% and 56%, respectively, in the corresponding prior fiscal year periods.

As a percentage of sales, cost of goods sold remained a constant percentage for the three and six-month periods ended November 30, 1999 relative to the comparable periods of the prior fiscal year. Selling, general and administrative expenses as a percentage of revenue were down approximately 1% for the three and six-month periods ended November 30, 1999 to 37% and 41%, respectively, as compared to the same periods in the prior fiscal year. This decrease reflects the impact of lower promotional spending levels in the Children's Book Publishing and Distribution segment, where revenue growth outpaced promotional spending needs combined with the Company's cost-cutting/margin improvement plan. This benefit was partially offset by increased spending in the Educational Publishing and Media, Licensing and Advertising segments related to sampling expense for the Texas reading adoption and the Company's continued investment in Internet initiatives, respectively. Operating expenses for the quarter included a non-recurring charge of $8.5 million primarily related to the establishment of a litigation reserve following an adverse decision in a lawsuit. The case, which the Company intends to appeal, involves stock appreciation rights allegedly granted in connection with a joint venture formed primarily to produce motion pictures. The special charge also includes an unrelated non-recurring expense of $1.8 million relating to the liquidation of certain stock options.

The operating profit for the quarter ended November 30, 1999, excluding the non-recurring charge, increased 41% to $80.0 million from a profit of $56.6 million in the same quarter of the prior fiscal year. Including the non-recurring charge, operating profit improved 26% in the current quarter compared to the same period in the prior year. Operating profit for the six-month period ended November 30, 1999, excluding the non-recurring charge, was up 41% to $46.4 million when compared to the same period in the prior year. After the charge, year-to-date operating profit was up approximately 16% to $37.9 million from $32.8 million in the prior year period. These increases reflect the benefit of increased sales in Children's Book Publishing and Distribution primarily due to strong trade sales, led by the Harry Potter(TM) and Pokemon(TM) books and a variety of successful series published by the Company, strong results in book clubs and fairs and the impact of cost-cutting/margin improvement plans across the Company.

Net income for the quarter ended November 30, 1999, including the non-recurring charge, increased 30% to $41.3 million, or $2.30 per diluted share, compared to net income of $31.7 million, or $1.81 per diluted share, in the comparable quarter of the prior year. Net income, excluding the non-recurring charge, increased 47% to $46.6 million or $2.59 per diluted share for the quarter when compared to the same period in the prior fiscal year.

SCHOLASTIC CORPORATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")
================================================================================

Results of Operations - Segments

Children's Book Publishing and Distribution

The Company's Children's Book Publishing and Distribution segment includes the publication and distribution in the United States of children's books through its school-based book club (including home continuity programs), book fair and trade channels.

(in millions)        Three months ended November 30,       Six months ended November 30,
----------------------------------------------------------------------------------------
                         1999             1998                  1999            1998
----------------------------------------------------------------------------------------
Revenue                $ 353.1          $ 259.8               $ 432.3         $ 307.6
Operating profit          94.8             64.3                  80.1            45.0
----------------------------------------------------------------------------------------
Operating margin          26.8%            24.7%                 18.5%           14.6%

Revenues in the Children's Book Publishing and Distribution segment for the second quarter of fiscal 2000 were up 36% to $353.1 million from $259.8 million in the comparable quarter of the prior fiscal year. Year-to-date revenues were up 41% at $432.3 million compared to the same period of the prior year. As a result, operating results improved approximately 47% to $94.8 million for the quarter and improved approximately 78% for the six months ended November 30, 1999 when compared to the same period in the prior fiscal year. The increased revenue reflects the impact of continued strong trade sales volume of Scholastic properties including three Harry Potter books and the Animorphs(R), Dear America(TM), Royal Diaries, Pokemon(TM) and EverWorld(TM) series. Additionally, revenues in both the Company's book clubs and book fairs were up approximately 17% over the prior year quarter. Results in both book clubs and book fairs benefited from continuing improvements in marketing, infrastructure and product selection. This resulted in a higher level of book club orders, increased fair count and higher revenue per book club order and per book fair.

Educational Publishing

The Company's Educational Publishing segment includes the publication and distribution of K-12 textbooks, supplemental materials (including professional books), classroom magazines and instructional technology for core and supplemental use in schools and libraries in the United States.

(in millions)             Three months ended November 30,      Six months ended November 30,
----------------------------------------------------------------------------------------------
                               1999             1998               1999             1998
----------------------------------------------------------------------------------------------
Revenue                      $ 51.4           $ 46.6             $ 107.2          $ 110.1
Operating profit/(loss)        (4.5)            (3.4)               (5.7)            11.2
----------------------------------------------------------------------------------------------
Operating margin                 *                *                   *              10.2%

* not meaningful

Revenues in the Educational Publishing segment for the quarter increased approximately 10% to $51.4 million with an operating loss of $4.5 million as compared to revenues of $46.6 million and operating loss of $3.4 million in the comparable quarter of the prior fiscal year. Revenues for the quarter reflect the impact of continued sales of Scholastic Literacy Place(R) combined with initial sales of the new Read 180!(TM) reading intervention software. The operating loss for the quarter reflects the impact of increased sampling costs in the fiscal 2000 quarter related to the Texas reading adoption combined with certain expenses related to the rollout of the Read 180! software. On a year-to-date basis, revenues for the

SCHOLASTIC CORPORATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")
================================================================================

Results of Operations - Segments (continued)

period ended November 30, 1999 declined approximately 3% to $107.2 million, from $110.1 million for the comparable period of the prior fiscal year reflecting the impact of higher order levels for Scholastic Literacy Place in the first quarter of fiscal 1999, related to the California reading adoption. The next major state adoption is in Texas, with product shipments expected in the summer of 2000. The year-to-date operating loss for the period ended November 30, 1999 reflects the impact of the decreased sales levels combined with increased costs of sampling for the Texas reading adoption in the summer of 2000 and certain costs related to the rollout of the company's Read 180! software

Media, Licensing and Advertising

The Company's Media, Licensing and Advertising segment includes the production and the distribution by the Company's United States-based operations of entertainment products (including television programming, videos and motion pictures), Internet services and CD-ROM-based products and Scholastic-branded licensed properties, as well as advertising and promotional activities.

(in millions)              Three months ended November 30,     Six months ended November 30,
-------------------------------------------------------------------------------------------------
                               1999             1998               1999              1998
-------------------------------------------------------------------------------------------------
Revenue                       $ 40.6           $ 35.3             $ 49.5            $ 41.4
Operating (loss)/profit         (1.6)             0.7               (8.7)             (5.6)
-------------------------------------------------------------------------------------------------
Operating margin                  *               2.0%                *                 *

* not meaningful

Media, Licensing and Advertising revenues increased 15% to $40.6 million in the second quarter of fiscal 2000 as compared to the prior year quarter. For the six months ended November 30, 1999, revenues increased approximately 20% to $49.5 million from $41.4 million for the same period of the prior fiscal year. For the quarter ended November 30, 1999, the segment recognized an operating loss of $1.6 million as compared to a profit of $0.7 million in the same period of the prior fiscal year. On a year-to-date basis, operating losses grew 55% to $8.7 million from an operating loss of $5.6 million in the same period of the prior fiscal year. These results reflect the benefit of increased magazine advertising sales which were more than offset by the Company's increased Internet-related expenditures.

International

The International segment consists of the distribution of products and services outside the United States by the Company's operations located in the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong and India.

(in millions)             Three months ended November 30,      Six months ended November 30,
----------------------------------------------------------------------------------------------
                             1999              1998               1999             1998
----------------------------------------------------------------------------------------------
Revenue                     $ 62.7            $ 61.5             $ 98.8           $ 94.3
Operating profit/(loss)        5.4               4.5                0.7             (0.3)
----------------------------------------------------------------------------------------------
Operating margin               8.6%              7.3%               0.7%             *

* not meaningful

SCHOLASTIC CORPORATION
Item 2. MD&A
================================================================================

Results of Operations - Segments (continued)

International revenues for the quarter ended November 30, 1999 increased approximately 2% to $62.7 million compared to $61.5 million for the same period in the prior fiscal year. Revenue improvements in Australia and Canada in the book club and trade businesses were offset by continued weakness in the United Kingdom book club, trade and book fair businesses. On a year-to-date basis, revenues increased approximately 5% to $98.8 million compared to $94.3 million in the prior fiscal year period. This improvement reflects strong performance in the Canadian operation in the book club and trade businesses and in Australia in the book club and software businesses, which were offset by weak sales in the United Kingdom. Operating profit improved 20% over the prior year period to $5.4 million for the quarter, reflecting the impact of revenue improvements and cost containment efforts. For the six months ended November 30, 1999, operating profit improved $1.0 million to $0.7 million from a loss of $0.3 million, reflecting primarily the net impact of revenue improvements when compared to the same period in the prior fiscal year.

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

Liquidity and Capital Resources

For the June through October time period, the Company experiences negative cash flow due to the seasonality of its business. Historically, as a result of the Company's business cycle, borrowings have increased during June, July and August and generally have peaked in September or October, and have been at the lowest point in May.

The Company's cash and cash equivalents increased by $1.9 million during the six-month period ended November 30, 1999, compared to a decrease of $1.5 million during the comparable period in the prior fiscal year.

The Company used $10.4 million of cash from operating activities during the six-month period ended November 30, 1999 versus generating $3.2 million in the comparable period of the prior fiscal year. Improvements in operating results were more than offset by increased inventory and accounts receivable requirements. Inventory levels increased to support higher revenues and accelerated purchasing in order to enhance customer service and to reduce Year 2000 risks.

Cash used in investing activities was $57.7 million and $63.1 million for the six months ended November 30, 1999 and 1998, respectively. Investing activities consisted primarily of prepublication cost expenditures, capital expenditures, royalty advances and production cost expenditures. Business and trademark acquisition-related payments for the prior fiscal year were related to the acquisition of certain assets of Pages Book Fairs, Inc. Prepublication cost expenditures increased $7.5 million to $23.8 million for the six months ended November 30, 1999 over the comparable period of the prior year largely due to the planned revision to Scholastic Literacy Place and the initial spending on the Company's new

SCHOLASTIC CORPORATION
Item 2. MD&A
================================================================================

Liquidity and Capital Resources (continued)

Read 180! program. Capital expenditures increased $5.0 to $16.4 million in the current year reflecting the construction of a new office facility. Royalty advances increased $0.7 million for the six months ended November 30, 1999 over the same period in the prior fiscal year to $12.0 million. Production cost expenditures decreased $5.8 million to $5.1 million for the six months ended November 30, 1999 when compared to the same period in the prior fiscal year, due to a reduction in the number of shows being produced.

Financing

The Company maintains two unsecured credit facilities which provide for aggregate borrowings of up to $210.0 million (with a right, in certain circumstances, to increase to $240.0 million), including the issuance of up to $10.0 million in letters of credit. The Company uses these facilities for various purposes including the funding of seasonal cash flow needs and other working capital requirements. At November 30, 1999, the Company had $74.8 million in borrowings outstanding under these facilities at a weighted-average interest rate of 6.2%.

The Loan Agreement was amended and restated on August 11, 1999, principally to extend the expiration date of the facility to August 11, 2004 and expand the facility from $135.0 million to $170.0 million (with a right, in certain circumstances, to increase to $200.0 million). In addition, on November 10, 1999, the Company amended and restated the Revolver to increase the amount available thereunder to $40.0 million and extend its expiration to be concurrent with the Loan Agreement.

In addition, unsecured lines of credit available to the Company's United Kingdom, Canadian and Australian operations totaled $39.7 million at November 30, 1999. These lines are used primarily to fund working capital needs in those countries. At November 30, 1999, $19.5 million in borrowings were outstanding under these lines at a weighted-average interest rate of 6.0%.

The Company believes its existing cash position, combined with funds generated from operations and funds available under the two credit facilities and other lines of credit will be sufficient to finance its ongoing working capital requirements for the remainder of the fiscal year.

Acquisitions

In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such opportunities and prospects.

Year 2000 Readiness Disclosure

The Company's Year 2000 program, which was commenced in July 1997 and is administered by internal staff, assisted by outside consultants, consists of the following three components relating to the Company's operations: (i) information technology ("IT") computer systems and applications which may be impacted by the Year 2000 problem and the actions related thereto, (ii) non-IT systems and equipment which include embedded technology which may be impacted by the Year 2000 problem and actions related thereto and (iii) third party suppliers and customers with which the Company has material

SCHOLASTIC CORPORATION
Item 2. MD&A
================================================================================

Year 2000 Readiness Disclosure (continued)

relationships and which could adversely affect the Company if such parties fail to be Year 2000 compliant and the actions related thereto. The general phases common to all three components of the Company's Year 2000 program are:
Assessment, Remediation, Testing, Contingency Planning, and Implementation.

The progress and historical costs to date of the three components of the Company's Year 2000 program for principal systems, applications or issues affected by the Year 2000 is as follows:

The Company completed its Year 2000 Readiness Program on a timely basis and has experienced no significant problems to date in its internal operations or with its material third party vendors with the date change to the Year 2000. The Company does not anticipate any significant problems in its internal operations or with its material third party vendors in connection with its Year 2000 readiness.

IT Systems and Applications. The principal IT systems and applications of the Company affected by Year 2000 issues included order entry, purchasing, distribution and financial reporting. Issues related to vendor supplied software include financial reporting and certain infrastructure and operating system software. Excluding normal system upgrades, the Company estimates that total costs for conversion and testing of new or modified IT systems and applications will aggregate approximately $12.0 million through fiscal 2000, of which $9.2 million was incurred through November 30, 1999.

Non-IT Systems and Equipment. The principal non-IT systems and equipment of the Company incorporating embedded technology affected by Year 2000 issues included security systems, phone systems, business machines, computers and distribution systems. The Company estimates the total costs for modifying or replacing new systems and equipment in this area will be approximately $0.2 million through fiscal 2000, of which $0.1 million was incurred through November 30, 1999.

Material Third Party Relationships. Material third party supplier relationships affected by Year 2000 issues relate primarily to printing, paper supplies, distribution, fulfillment, licensing and financial services. Substantially all of the Company's principal suppliers have reported that they have initiated Year 2000 programs and such suppliers have not brought to the Company's attention nor has the Company experienced any problems which would materially and adversely impact the Company's operations taken as a whole. The Company developed contingency plans with respect to its principal third party suppliers. No single customer or small group of customers are material to the Company's financial condition.

Including the costs set forth above for IT systems and applications, the Company estimates that total program costs for implementing its Year 2000 program will be approximately $12.2 million, of which total program costs through November 30, 1999 have been $9.3 million. These costs include costs related to the matters described above, as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the Company for the Year 2000. The costs also include expenses related to internal staff.

All statements regarding Year 2000 Readiness are "Year 2000 Readiness Disclosures" as defined by the Year 2000 Information and Readiness Disclosure Act of October 19, 1998.

SCHOLASTIC CORPORATION
Item 2. MD&A
================================================================================

Non-Recurring Charge

The quarter included a non-recurring charge primarily related to the establishment of a litigation reserve following an adverse decision in a lawsuit originally filed in January, 1995. The case, Scholastic Inc. and Scholastic Productions, Inc. v. Robert Harris and Harris Entertainment, Inc., involves stock appreciation rights allegedly granted to Mr. Harris in 1990 in connection with a joint venture formed primarily to produce motion pictures. Although the Company disagrees with the judge's decision and intends to appeal, the Company has recorded $6.7 million to fully reserve with respect to the case. The $8.5 million charge also includes an unrelated non-recurring expense of $1.8 million relating to the liquidation of certain stock options.

Forward Looking Statements

This Report on Form 10-Q contains forward-looking statements, which are subject to various risks and uncertainties, including the conditions of the children's book and instructional materials markets and acceptance of the Company's products within those markets and other risks and factors identified in the Company's Report on Form 10-K for the fiscal year ended May 31, 1999.

SCHOLASTIC CORPORATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk
================================================================================

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

As of November 30, 1999, the balance outstanding under the facilities which have variable rates was $94.3 million, at a weighted-average interest rate of 6.2%. A 15% increase or decrease in the average cost of the Company's variable rate debt under the facility would not have a significant impact on the Company's results of operations.

Additional information relating to the Company's outstanding financial instruments is included in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II - OTHER INFORMATION

SCHOLASTIC CORPORATION
================================================================================

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on September 15, 1999 (the "Meeting"). The following sets forth the results of the proposals presented at the Meeting voted upon by the stockholders of the Company entitled to vote thereon:

Holders of the 828,100 shares of Class A Stock (comprising all outstanding shares of Class A Stock) unanimously voted in favor of:

      o Setting the number of directors constituting the Board of Directors at thirteen until the next annual meeting of the stockholders;

      o Electing Richard Robinson, Rebeca M. Barrera, Helen V. Benham, Charles T. Harris III, Andrew S. Hedden, Mae C. Jemison, Linda B. Keene, Olaf Olafsson, Augustus K. Oliver and Richard M. Spaulding as directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified;

      o Ratifying the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending May 31, 2000; and

      o     Approving the Scholastic Corporation Executive Performance Incentive
            Plan.

With respect to all matters voted on by the holders of the Class A Stock at the meeting, broker non-votes were not applicable since no shares are held by brokers.

Holders of the Common Stock elected the following three nominees as directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Votes cast by holders of the Common Stock were as follows:

                 Nominee               For            Withheld

            Ramon C. Cortines       13,125,227         16,239
            Peter Mayer             13,125,532         15,934
            John G. McDonald        13,125,352         16,114

With respect to the matter voted on by the holders of the Common Stock, abstentions or broker non-votes were not applicable.

SCHOLASTIC CORPORATION
================================================================================

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

    Exhibit
     Number   Description of Document
     ------   -----------------------

      10.7 Scholastic Corporation Management Stock Purchase Plan, Amended and Restated, effective as of December 15, 1999

      27.1    Financial Data Schedule for the six months ended November 30, 1999

(b) Reports on Form 8-K filed during the quarter: none.

--------------------------------------------------------------------------------

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SCHOLASTIC CORPORATION
                                                 (Registrant)


Date: January 14, 2000                           /s/ Richard Robinson
                                                 -------------------------------
                                                 Richard Robinson
                                                 Chairman of the Board,
                                                 President, Chief Executive
                                                 Officer and Director


Date: January 14, 2000                           /s/ Kevin J. McEnery
                                                 -------------------------------
                                                 Kevin J. McEnery
                                                 Executive Vice President and
                                                 Chief Financial Officer

SCHOLASTIC CORPORATION
FORM 10-Q FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 1999
EXHIBIT INDEX

--------------------------------------------------------------------------------

    Exhibit
     Number   Description of Document
     ------   -----------------------

      10.7 Scholastic Corporation Management Stock Purchase Plan, Amended and Restated, effective as of December 15, 1999

      27.1    Financial Data Schedule for the quarter ended November 30, 1999

--------------------------------------------------------------------------------