Form 10-Q
period 2000-02-29
SCHOLASTIC CORP
filed 2000-04-14
CIK 866729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2000     Commission File No. 0-19860

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 TITLE                  NUMBER OF SHARES OUTSTANDING
             OF EACH CLASS                  AS OF MARCH 31, 2000

Common Stock, $.01 par value                     16,164,307
Class A Stock, $.01 par value                       828,100


SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000
INDEX

--------------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION                                                                            PAGE

         Item 1.  Financial Statements

                  Condensed Consolidated Statement of Operations for the Three and
                  Nine Months Ended February 29, 2000 and February 28, 1999                                1

                  Condensed Consolidated Balance Sheet at February 29, 2000,
                  February 28, 1999 and May 31, 1999                                                       2

                  Condensed Consolidated Statement of Cash Flows for the Nine Months
                  Ended February 29, 2000 and February 28, 1999                                            3

                  Notes to Condensed Consolidated Financial Statements                                     4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                              18

PART II - OTHER INFORMATION

Item 4. Legal Proceedings                                                                                 19

Item 6. Exhibits and Reports on Form 8-K                                                                  20

SIGNATURES                                                                                                21

------------------------------------------------------------------------------------------------------------


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

=================================================== ================================== ================= ================
                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                     FEBRUARY 29,      FEBRUARY 28,      FEBRUARY 29,     FEBRUARY 28,
=================================================== ================ ================= ================= ================
                                                         2000              1999              2000             1999
=================================================== ================ ================= ================= ================
REVENUES                                              $    312.8        $   267.3       $   1,000.6         $   820.7

Operating costs and expenses:
   Cost of goods sold                                      155.6            133.5             500.7             406.6
   Selling, general and administrative expenses            143.1            123.6             427.9             360.1
   Depreciation                                              5.1              4.2              14.4              12.4
   Goodwill and trademark amortization                       1.3              1.1               3.5               3.9
   Non-recurring charge                                      -                -                 8.5               -
--------------------------------------------------- ---------------- ----------------- ----------------- ----------------

TOTAL OPERATING COSTS AND EXPENSES                         305.1            262.4             955.0             783.0

Operating income                                             7.7              4.9              45.6              37.7
Interest expense, net                                       (4.5)            (4.6)            (14.6)            (14.5)
--------------------------------------------------- ---------------- ----------------- ----------------- ----------------

Income before income taxes                                   3.2              0.3              31.0              23.2

Provision for income taxes                                   1.2              0.1              11.3               8.8
--------------------------------------------------- ---------------- ----------------- ----------------- ----------------

NET INCOME                                          $        2.0     $        0.2      $       19.7      $       14.4
=================================================== ================ ================= ================= ================

Net income per Class A and Common Share:
   Basic                                            $        0.12    $        0.01     $        1.18     $        0.88
   Diluted                                          $        0.11    $        0.01     $        1.16     $        0.86
=================================================== ================ ================= ================= ================


SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================= ====================== ====================== =======================
                                                    FEBRUARY 29, 2000          MAY 31, 1999       FEBRUARY 28, 1999
================================================= ====================== ====================== =======================
                                                        (UNAUDITED)                                 (UNAUDITED)
ASSETS

  CURRENT ASSETS:

    Cash and cash equivalents                        $      5.6           $    5.9                 $    1.6
    Accounts receivable less allowance for
      doubtful accounts                                   183.8              136.4                    129.2
    Inventories, net                                      319.5              227.4                    267.6
    Deferred taxes                                         41.9               41.8                     48.1
    Prepaid and other deferred expenses                    29.6               22.7                     24.2
--------------------------------------------------   ----------           --------                 --------
      TOTAL CURRENT ASSETS                                580.4              434.2                    470.7

    Property, plant and equipment, net                    166.0              152.2                    143.0
    Prepublication costs                                   99.7               95.3                     88.2
    Other assets and deferred charges                     154.3              160.6                    170.1
--------------------------------------------------   ----------           --------                 --------
TOTAL ASSETS                                         $  1,000.4           $  842.3                 $  872.0
==================================================   ==========           ========                 =========

LIABILITIES & STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Lines of credit                                  $     21.2           $   18.0                 $   15.7
    Accounts payable                                      131.7               97.0                    105.5
    Accrued royalties                                      56.8               23.7                     35.6
    Deferred revenue                                       23.6                6.7                     21.8
    Other accrued expenses                                 61.5               66.4                     55.7
--------------------------------------------------   ----------           --------                 --------
      TOTAL CURRENT LIABILITIES                           294.8              211.8                    234.3
  NONCURRENT LIABILITIES:
    Long-term debt                                        281.2              248.0                    277.9
    Other noncurrent liabilities                           23.7               21.1                     22.0
--------------------------------------------------   ----------           --------                 --------
      TOTAL NONCURRENT LIABILITIES                        304.9              269.1                    299.9

  STOCKHOLDERS' EQUITY:
    Preferred Stock, $1.00 par value                         --                 --                       --
    Class A Stock, $.01 par value                           0.0                0.0                      0.0
    Common Stock, $.01 par value                            0.2                0.2                      0.2
    Additional paid-in capital                            223.0              212.3                    211.5
    Accumulated other comprehensive loss:
      Foreign currency translation adjustment              (7.6)              (5.7)                    (6.1)
    Retained earnings                                     211.1              191.4                    169.0
    Less shares of Common Stock
           held in treasury                               (26.0)             (36.8)                   (36.8)
--------------------------------------------------   ----------           --------                 --------
         TOTAL STOCKHOLDERS' EQUITY                       400.7              361.4                    337.8
--------------------------------------------------   ----------           --------                 --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  1,000.4           $  842.3                 $  872.0
==================================================   ==========           ========                 ========


SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
(AMOUNTS IN MILLIONS)

================================================================================================================
                                                                                       NINE MONTHS ENDED
                                                                                FEBRUARY 29,        FEBRUARY 28,
============================================================================ =================== ===============
                                                                                    2000                1999
============================================================================ =================== ===============
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         $  42.7            $  45.1

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Prepublication costs                                                             (35.3)             (28.8)
   Additions to property, plant and equipment                                       (28.8)             (18.1)
   Royalty advances                                                                 (17.1)             (18.1)
   Production costs                                                                  (8.1)             (11.9)
   Business and trademark acquisition-related payments                               (0.2)             (15.7)
   Other                                                                             (1.4)              (3.1)
---------------------------------------------------------------------------- ------------------- ---------------
   Net cash used in investing activities                                            (90.9)             (95.7)

CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES:
   Borrowings under Loan Agreement and Revolver                                     282.4              213.1
   Repayments of Loan Agreement and Revolver                                       (249.3)            (178.9)
   Borrowings under lines of credit                                                  48.3               49.3
   Repayments of lines of credit                                                    (49.9)             (42.9)
   Proceeds from the exercise of stock options and related tax
     benefits                                                                        17.0                0.0
   Other                                                                             (0.6)               6.5
---------------------------------------------------------------------------- ------------------- ---------------
Net cash provided by financing activities                                            47.9               47.1
---------------------------------------------------------------------------- ------------------- ---------------

Net decrease in cash and cash equivalents                                            (0.3)              (3.5)

Cash and cash equivalents at beginning of period                                      5.9                5.1
---------------------------------------------------------------------------- ------------------- ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   5.6            $   1.6
============================================================================ =================== ===============


SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements, which include the accounts of Scholastic Corporation and all wholly owned subsidiaries (the "Company"), have not been audited, but reflect those adjustments consisting of normal recurring items which management considers necessary for a fair presentation of financial position, results of operations and cash flow. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the fiscal 1999 Annual Report to Stockholders.

The Company's business is closely correlated to the school year. Consequently, the results of operations for the nine months ended February 29, 2000 and February 28, 1999 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the February 28, 1999 condensed consolidated balance sheet is included for comparative purposes.

Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Significant estimates that affect the financial statements include, but are not limited to: book returns; recoverability of inventory; recoverability of advances to authors; amortization periods; recoverability of prepublication and film production costs; and recoverability of other long-lived assets.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

3.   SEGMENT INFORMATION

The Company is a global children's publishing and media company with operations in the United States, the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong, India and Argentina, and distributes its products and services through a variety of channels, including book clubs, book fairs and trade.

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

The following tables set forth the Company's segment information for the periods indicated:


                            CHILDREN'S
                               BOOK                      MEDIA,
                            PUBLISHING                 LICENSING
                                AND       EDUCATIONAL     AND          TOTAL
                           DISTRIBUTION   PUBLISHING   ADVERTISING    DOMESTIC    INTERNATIONAL  OVERHEAD(1)  CONSOLIDATED
========================== ============== ============ ============= ============ ============= ============ =============
THREE MONTHS ENDED
FEBRUARY 29, 2000
========================== ============== ============ ============= ============ ============= ============ =============
Revenues                  $   200.5      $   40.0     $   24.2      $  264.7     $   48.1      $   0.0       $   312.8
Depreciation                    0.9           0.3          0.4           1.6          0.9          2.6             5.1
Amortization (2)                3.4           7.2          2.4          13.0          0.5          0.0            13.5
Royalty advance expense         4.1           0.2          0.2           4.5          0.0          0.0             4.5
Segment profit/(loss)(3)       35.4         (10.5)        (2.6)         22.3          0.7        (15.3)            7.7
Expenditures for
  long-lived assets (4)         8.5           7.6          6.0          22.1          1.0          8.9            32.0
========================== ============== ============ ============= ============ ============= ============ =============
THREE MONTHS ENDED
FEBRUARY 28, 1999
========================== ============== ============ ============= ============ ============= ============ =============

Revenues                  $   162.5      $   32.9     $   30.7      $  226.1     $   41.2      $   0.0       $   267.3
Depreciation                    0.7           0.3          0.1           1.1          1.0          2.1             4.2
Amortization (2)                3.1           6.3          5.4          14.8          0.4          0.0            15.2
Royalty advance expense         2.8           0.2          0.6           3.6          0.0          0.0             3.6
Segment profit/(loss)(3)       25.8         (10.8)         1.1          16.1         (1.4)        (9.8)            4.9
Expenditures for
  long-lived assets (4)         8.7          10.4          2.9          22.0          0.1          4.9            27.0
------------------------- -------------- ------------ ------------- ----------- -------------- ------------ -------------


TABLES AND NOTES CONTINUED ON THE FOLLOWING PAGE

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

3.   SEGMENT INFORMATION (continued)


                            CHILDREN'S
                               BOOK                       MEDIA,
                            PUBLISHING                  LICENSING
                                AND       EDUCATIONAL      AND          TOTAL
                           DISTRIBUTION   PUBLISHING   ADVERTISING    DOMESTIC    INTERNATIONAL  OVERHEAD(1)  CONSOLIDATED
========================== ============== ============ ============= ============ ============= ============ =============
AS OF AND FOR THE NINE
MONTHS ENDED FEBRUARY
29, 2000
========================== ============== ============ ============= ============ ============= ============ =============
Revenues                  $   632.7     $   147.2     $   73.7     $   853.6    $   147.0      $   0.0      $  1,000.6
Depreciation                    2.7           0.8          0.9           4.4          2.7          7.3            14.4
Amortization (2)               10.1          21.1          7.6          38.8          1.4          0.0            40.2
Royalty advance expense        17.2           0.7          1.0          18.9          1.2          0.0            20.1
Segment profit/(loss) (3)     115.5         (16.2)       (11.3)         88.0          1.4        (43.8)           45.6
Segment assets                435.7         191.1         49.4         676.2        147.2        177.0         1,000.4
Long-lived assets (5)          94.6          98.1         30.0         222.7         54.6        118.2           395.5
Expenditures for
  long-lived assets (4)        27.4          25.2         15.4          68.0          3.4         17.9            89.3
========================== ============== ============ ============= ============ ============= ============ =============
AS OF AND FOR THE NINE
MONTHS ENDED FEBRUARY
28, 1999
========================== ============== ============ ============= ============ ============= ============ =============

Revenues                  $   470.1     $   143.0     $   72.1     $   685.2    $   135.5      $   0.0      $    820.7
Depreciation                    2.3           0.7          0.5           3.5          2.6          6.3            12.4
Amortization (2)                9.3          18.2         12.9          40.4          1.6          0.0            42.0
Royalty advance expense        10.9           0.2          2.2          13.3          0.0          0.0            13.3
Segment profit/(loss) (3)      70.8           0.4         (4.5)         66.7         (1.7)       (27.3)           37.7
Segment assets                352.8         159.2         50.3         562.3        147.7        162.0           872.0
Long-lived assets (5)          96.9          89.6         25.2         211.7         56.1        102.3           370.1
Expenditures for
  long-lived assets (4)        26.9          21.5         15.1          63.5          5.5          7.9            76.9
------------------------- -------------- ------------ ------------- ----------- -------------- ------------ -------------


(1) OVERHEAD INCLUDES UNALLOCATED DOMESTIC CORPORATE-RELATED ITEMS AND AS IT RELATES TO THE SEGMENT PROFIT/(LOSS), EXPENSES NOT ALLOCATED TO REPORTABLE SEGMENTS INCLUDING COSTS RELATED TO THE MANAGEMENT OF CORPORATE ASSETS, NET INTEREST EXPENSE, PROVISION FOR INCOME TAXES, AND A PRE-TAX $8.5 MILLION NON-RECURRING CHARGE PRIMARILY RELATED TO THE ESTABLISHMENT OF A LITIGATION RESERVE. UNALLOCATED ASSETS ARE PRINCIPALLY COMPRISED OF DEFERRED INCOME TAXES AND PROPERTY, PLANT AND EQUIPMENT RELATED TO THE COMPANY'S HEADQUARTERS IN THE METROPOLITAN NEW YORK AREA AND ITS NATIONAL SERVICE OPERATION LOCATED IN MISSOURI.

(2) INCLUDES AMORTIZATION OF GOODWILL, INTANGIBLE ASSETS, AND PREPUBLICATION AND PRODUCTION COSTS.

(3) SEGMENT PROFIT/(LOSS) REPRESENTS EARNINGS BEFORE INTEREST AND TAXES.

(4) INCLUDES PURCHASES OF PROPERTY, PLANT AND EQUIPMENT, INVESTMENTS IN PREPUBLICATION AND PRODUCTION COSTS, AND ROYALTY ADVANCES.

(5) INCLUDES PROPERTY, PLANT AND EQUIPMENT, PREPUBLICATION COSTS, GOODWILL AND TRADEMARKS, ROYALTY ADVANCES AND PRODUCTION COSTS.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

4.  DEBT

Long-term debt consisted of the following:


============================================== ======================== ======================== =====================
                                                  FEBRUARY 29, 2000          MAY 31, 1999         FEBRUARY 28, 1999
============================================== ======================== ======================== =====================
Loan Agreement and Revolver                           $  43.0                   $  10.0                $  39.5
7% Notes due 2003, net of discount                      124.8                     124.8                  124.8
Convertible Subordinated Debentures                     110.0                     110.0                  110.0
Other debt                                                3.4                       3.4                    3.6
---------------------------------------------- ------------------------ ------------------------ ---------------------
   TOTAL DEBT                                           281.2                     248.2                  277.9
Less current portion                                      0.0                      (0.2)                   0.0
============================================== ======================== ======================== =====================
   TOTAL LONG-TERM DEBT                               $ 281.2                   $ 248.0                $ 277.9
============================================== ======================== ======================== =====================


LOAN AGREEMENT. The Company and Scholastic Inc. (a wholly owned subsidiary) are joint and several borrowers under a loan agreement with certain banks which was amended and restated effective August 11, 1999 (the "Loan Agreement"). The Loan Agreement, which expires August 11, 2004, provides for aggregate borrowings of up to $170.0 (with a right in certain circumstances to increase it to $200.0) including the issuance of up to $10.0 in letters of credit (of which $1.0 was outstanding at February 29, 2000). Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company's credit ratings. Based on the Company's current credit ratings, the interest rate, facility fee and utilization fee are 0.475% over LIBOR, 0.150%, and 0.075%, respectively. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions.

REVOLVER. The Company and Scholastic Inc. are joint and several borrowers under a Revolving Loan Agreement with SunTrust Bank, which was amended and restated effective November 10, 1999 (the "Revolver") and provides for revolving credit loans of up to $40.0 and expires on August 11, 2004. Interest under this facility is at the prime rate minus 1% or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company's credit ratings. Based on the Company's current credit ratings, the interest rate and facility fee are 0.475% over LIBOR and 0.150%, respectively. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions.

7% NOTES DUE 2003. In December 1996, the Company issued $125.0 of 7% Notes due 2003 (the "Notes"). The Notes are unsecured and unsubordinated obligations of the Company and will mature on December 15, 2003. The Notes are not redeemable prior to maturity. Interest on the Notes is payable semi-annually on December 15 and June 15 of each year.

CONVERTIBLE SUBORDINATED DEBENTURES. In August 1995, the Company sold $110.0 of 5.0% Convertible Subordinated Debentures due August 15, 2005 (the "Debentures"). Interest on the Debentures is payable semi-annually on August 15 and February 15 of each year. The Debentures are redeemable at the option of the Company, in whole, but not in part, at any time on or after August 15, 1998 at 100% of the principal amount plus accrued interest. Each Debenture is convertible, at the holder's option, any time prior to maturity, into Common Stock of the Company at a conversion price of $76.86 per share.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

5.   CONTINGENCIES

The Company and certain officers have been named as defendants in litigation which alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, resulting from purportedly materially false and misleading statements to the investing public concerning the financial condition of the Company. On January 26, 2000, an order was entered granting the Company's motion to dismiss plaintiffs' Second Amended Consolidated Complaint without leave to further amend the complaint. Previously, on December 14, 1998, an order was entered granting the Company's motion to dismiss plaintiffs' First Amendment Consolidated Complaint and granting plaintiffs leave to amend the complaint. In dismissing both complaints, which alleged substantially similar claims, the court held that plaintiffs failed to state a claim upon which relief can be granted. On February 25, 2000, plaintiffs filed a Notice of Appeal in connection with the most recent dismissal. The Company continues to believe that the litigation is without merit and will continue to vigorously defend against it.

On February 1, 1999, two subsidiaries of the Company commenced an action in the Supreme Court of the State of New York in New York County against Parachute Press, Inc. ("Parachute"), the licensor of certain publication and nonpublication rights to the GOOSEBUMPS-Registered Trademark- series, certain affiliated Parachute companies and R.L. Stine, individually, alleging material breach of contract and fraud in connection with the agreements under which such GOOSEBUMPS rights are licensed to the Company. The issues in the case are also, in part, the subject of two litigations commenced by Parachute following repeated notices from the Company to Parachute of material breaches by Parachute of the agreements under which such rights are licensed and the exercise by the Company of its contractual remedies under the agreements. The first Parachute action, in which two subsidiaries of the Company are defendants and counterclaim plaintiffs, was commenced in the federal court for the Southern District of New York on November 14, 1997 and was dismissed for lack of subject matter jurisdiction on January 29, 1999. Parachute filed an appeal of the dismissal. The second Parachute action was filed contemporaneously with the filing of the Company's complaint on February 1, 1999 in the Supreme Court of the State of New York in New York County. In its two complaints, and in its counterclaims, Parachute alleges that the exercise of contractual remedies by the Company was improper and seeks declaratory relief and unspecified damages for, among other claims, alleged breaches of contract and acts of unfair competition. Damages sought by Parachute include the payment of a total of approximately $36.1 of advances over the term of the contract (of which approximately $15.3 had been paid at the time the first Parachute litigation began) and payments of royalties set-off by Scholastic against amounts claimed by the Company. The Company is seeking declaratory relief and damages for, among other claims, breaches of contract, fraud and acts of unfair competition. Damages sought by the Company include lost profits and disgorgement of certain payments received by Parachute. Discovery, which has been consolidated for the litigations, is continuing. The Company intends to vigorously pursue its claims against Parachute and the other named defendants and to vigorously defend its position against the new lawsuit and the appeal. The Company does not believe that this dispute will have a material adverse effect on its financial condition.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

6.   COMPREHENSIVE INCOME/(LOSS)

The following table sets forth comprehensive income/(loss) for the periods indicated:


                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        FEBRUARY 29,     FEBRUARY 28,      FEBRUARY 29,      FEBRUARY 28,
===================================================== ================= ================ ================= =================
                                                            2000             1999              2000              1999
===================================================== ================= ================ ================= =================
Net income                                                $   2.0            $  0.2          $  19.7           $  14.4

Other comprehensive loss:
Foreign currency translation adjustment
   net of provision for income taxes                         (0.9)             (0.9)            (1.1)             (0.8)
----------------------------------------------------- ----------------- ---------------- ----------------- -----------------

COMPREHENSIVE INCOME/(LOSS)                               $   1.1           $  (0.7)         $  18.6           $  13.6
===================================================== ================= ================ ================= =================


7.   EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated to give effect to potentially dilutive stock options and convertible debentures that were outstanding during the period. The following table summarizes the reconciliation of the numerators and denominators for the Basic and Diluted earnings per share ("EPS") computations:


                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         FEBRUARY 29,     FEBRUARY 28,      FEBRUARY 29,     FEBRUARY 28,
====================================================== ================= ================ ================= ================
                                                             2000             1999              2000             1999
====================================================== ================= ================ ================= ================
Net income for EPS                                          $  2.0            $  0.2          $  19.7          $  14.4

Weighted-average shares for basic EPS                         16.8              16.4             16.6             16.3
   Effect of stock options                                     0.6               0.5              0.4              0.4
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------

WEIGHTED-AVERAGE SHARES FOR DILUTED EPS                       17.4              16.9             17.0             16.7
====================================================== ================= ================ ================= ================

Net income per Class A and Common Share:
Basic                                                       $  0.12           $  0.01         $   1.18         $   0.88
Diluted                                                     $  0.11           $  0.01         $   1.16         $   0.86


Note: The effect of the 5.0% Convertible Subordinated Debentures on the weighted-average shares outstanding for diluted EPS was anti-dilutive and not included in the calculation.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

8.   NON-RECURRING CHARGE

The operating results for the nine months ended February 29, 2000 include a $8.5 non-recurring charge primarily related to the establishment of a litigation reserve following an adverse decision in a lawsuit, which was received on December 10, 1999. The case, SCHOLASTIC INC. AND SCHOLASTIC PRODUCTIONS, INC. V. ROBERT HARRIS AND HARRIS ENTERTAINMENT, INC., involves stock appreciation rights allegedly granted to Mr. Harris in 1990 in connection with a joint venture formed primarily to produce motion pictures. Although the Company disagrees with the judge's decision and is appealing the ruling, the Company has recorded $6.7 to fully reserve with respect to the case. The $8.5 charge also includes an unrelated non-recurring expense of $1.8 relating to the liquidation of certain stock options.

9.   SUBSEQUENT EVENT

On April 13, 2000, the Company entered into a definitive agreement with Lagardere S.C.A. of France to acquire Grolier, Inc. ("Grolier") for $400 million in cash. Grolier is the leading provider of U.S. direct mail-to-home and e-commerce book clubs for children through age 5, the leading on-line and print publisher of children's reference products (including major encyclopedias) sold primarily to U.S. school libraries and has international operations in the United Kingdom, Canada and Southeast Asia. Grolier also publishes trade books under the Orchard Books, Children's Press and Franklin Watts imprints, sold both to libraries and the trade. Grolier's fiscal 1999 revenues were approximately $450 million and earnings before interest, taxes, depreciation and amortization were approximately $45 million. The transaction, which is subject to certain regulatory approvals, is expected to close by early June 2000. The Company plans to finance the acquisition initially through bank debt, under a committed facility, and subsequently through an offering of debt or a combination of debt and equity. The Company intends to account for the acquisition under the purchase method of accounting.

SCHOLASTIC CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
("MD&A")
================================================================================

RESULTS OF OPERATIONS - CONSOLIDATED

Revenues for the quarter ended February 29, 2000 increased approximately 17% to $312.8 million from $267.3 million in the comparable quarter of the prior fiscal year. For the nine months ended February 29, 2000, revenues increased approximately 22% to $1,000.6 million from $820.7 million in the prior fiscal year period. The increases in revenue for the three and nine-month periods were driven primarily by the Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment, which was up 23% over the prior year quarter and 35% over the prior year-to-date period. This segment accounted for 64% and 63% of the Company's revenues for the three and nine-month periods ended February 29, 2000, respectively, as compared to 61% and 57%, respectively, in the corresponding prior fiscal year periods.

As a percentage of sales, cost of goods sold for the three and nine-month periods ended February 29, 2000, remained a constant percentage from the comparable periods of the prior fiscal year. Selling, general and administrative expenses also remained constant for the three-month period and decreased 1% as a percentage of revenue for the nine-month period ended February 29, 2000. Operating expenses for the nine months included a non-recurring charge of $8.5 million primarily related to the establishment of a litigation reserve following an adverse decision in a lawsuit. The case, which the Company is appealing, involves stock appreciation rights allegedly granted in 1990 in connection with a joint venture formed primarily to produce motion pictures. The charge also includes an unrelated non-recurring expense of $1.8 million relating to the liquidation of certain stock options.

The operating profit for the quarter ended February 29, 2000 increased 57% to $7.7 million from a profit of $4.9 million in the same quarter of the prior fiscal year. Operating profit for the nine-month period ended February 29, 2000, excluding the non-recurring charge, was up 44% to $54.1 million when compared to the same period in the prior year. Inclusive of the charge, the year-to-date operating profit was up approximately 21% to $45.6 million from $37.7 million in the prior year period. These increases reflect increased revenues in CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION primarily due to strong trade sales, led by the HARRY POTTER-TM- AND POKEMON-TM- books, strong results in book clubs and fairs, and the effect of implementing cost-cutting/margin improvement plans across the Company.

Net income for the quarter ended February 29, 2000, increased $1.8 million to $2.0 million, or $.11 per diluted share, compared to net income of $0.2 million, or $.01 per diluted share, in the comparable quarter of the prior year. Net income for the nine months ended February 29, 2000, increased 37% to $19.7 million or $1.16 per diluted share compared to the same nine-month period in the prior fiscal year. Excluding the non-recurring charge (and the related tax-effect), net income increased 74% to $25.1 million or $1.47 per diluted share for the nine months when compared to the same period in the prior fiscal year.

SUBSEQUENT EVENT


On April 13, 2000, the Company entered into a definitive agreement with Lagardere S.C.A. of France to acquire Grolier, Inc. ("Grolier") for $400 million in cash. Grolier is the leading provider of U.S. direct mail-to-home and e-commerce book clubs for children through age 5, the leading on-line and print publisher of children's reference products (including major encyclopedias) sold primarily to U.S. school libraries and has international operations in the United Kingdom, Canada and Southeast Asia. Grolier also publishes trade books under the Orchard Books, Children's Press and Franklin Watts imprints, sold both to libraries and the trade. Grolier's fiscal 1999 revenues were approximately $450 million and earnings before interest, taxes, depreciation and amortization were approximately $45 million. The transaction, which is subject to certain regulatory approvals, is expected to close by early June 2000. The Company plans to finance the acquisition initially through bank debt, under a committed facility, and subsequently through an offering of debt or a combination of debt and equity. The Company intends to account for the acquisition under the purchase method of accounting.

SCHOLASTIC CORPORATION

ITEM 2. MD&A

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


                                           THREE MONTHS ENDED                         NINE MONTHS ENDED
(IN MILLIONS)                      FEBRUARY 29,          FEBRUARY 28,         FEBRUARY 29,         FEBRUARY 28,
============================== ===================== ===================== ==================== ====================
                                       2000                  1999                 2000                 1999
============================== ===================== ===================== ==================== ====================
Revenue                             $ 200.5               $ 162.5               $ 632.7              $ 470.1
Operating Profit                       35.4                  25.8                 115.5                 70.8
------------------------------ --------------------- --------------------- -------------------- --------------------
OPERATING MARGIN                       17.7%                 15.9%                 18.3%                15.1%


Revenues in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment for the third quarter of fiscal 2000 were up 23% to $200.5 million from $162.5 million in the comparable quarter of the prior fiscal year. Year-to-date revenues were up 35% at $632.7 million compared to the same period of the prior year. As a result, operating results improved approximately 37% to $35.4 million for the quarter and approximately 63% for the nine months ended February 29, 2000 when compared to the same period in the prior fiscal year. The increased revenue reflects the impact of continued strong trade sales volume of Scholastic properties including HARRY POTTER, DEAR AMERICA-Registered Trademark-, I SPY-TM-, ROYAL DIARIES, CAPTAIN UNDERPANTS-TM-, POKEMON AND EVERWORLD-TM-. Additionally, revenues in the Company's book clubs and book fair were up approximately 12% over the prior year quarter. Book club and book fair revenues benefited from continuing improvements in product marketing and selection. These improvements resulted in a higher level of book club orders, increased fair count and higher revenue per book club order and per book fair.

EDUCATIONAL PUBLISHING
The Company's EDUCATIONAL PUBLISHING segment includes the publication and distribution of K-12 textbooks, supplemental materials (including professional books), classroom magazines and instructional technology for core and supplemental use in schools and libraries in the United States.


                                           THREE MONTHS ENDED                         NINE MONTHS ENDED
(IN MILLIONS)                      FEBRUARY 29,          FEBRUARY 28,         FEBRUARY 29,         FEBRUARY 28,
============================== ===================== ===================== ==================== ====================
                                       2000                  1999                 2000                 1999
============================== ===================== ===================== ==================== ====================
Revenue                              $ 40.0                $ 32.9               $ 147.2              $ 143.0
Operating Profit  (Loss)              (10.5)                (10.8)                (16.2)                 0.4
------------------------------ --------------------- --------------------- -------------------- --------------------
OPERATING MARGIN                        *                     *                     *                    0.3%


* - NOT MEANINGFUL

Revenues in the EDUCATIONAL PUBLISHING segment for the quarter increased approximately 22% to $40.0 million with an operating loss of $10.5 million as compared to revenues of $32.9 million and an operating loss of $10.8 million in the comparable quarter of the prior fiscal year. The increase in revenue is due to growth from READ 180!-TM-, SCHOLASTIC READING COUNTS!-TM-, Paperback and professional publishing, and supplemental teaching products.

SCHOLASTIC CORPORATION
ITEM 2. MD&A

================================================================================

RESULTS OF OPERATIONS - SEGMENTS (CONTINUED)

The operating loss for the fiscal 2000 quarter reflects the impact of increased marketing and promotional costs related to the Texas reading adoption to be delivered in the summer of 2000. On a year-to-date basis, revenues for the period ended February 29, 2000 increased approximately 3% to $147.2 million, from $143.0 million for the comparable period of the prior fiscal year reflecting the growth of READ 180!, SCHOLASTIC READING COUNTS!, and paperback and professional publishing, partially offset by lower order levels for SCHOLASTIC LITERACY PLACE-Registered Trademark-. The year-to-date operating loss for the period ended February 29, 2000 reflects the increased costs related to the Texas reading adoption and certain costs related to the rollout of the Company's READ 180! software.

MEDIA, LICENSING AND ADVERTISING
The Company's MEDIA, LICENSING AND ADVERTISING segment includes the production and distribution in the United States of entertainment products (including television programming, videos and motion pictures), Internet services, CD-ROM-based products and Scholastic-branded licensed properties, as well as advertising and promotional activities.


                                           THREE MONTHS ENDED                         NINE MONTHS ENDED
(IN MILLIONS)                      FEBRUARY 29,          FEBRUARY 28,         FEBRUARY 29,         FEBRUARY 28,
============================== ===================== ===================== ==================== ====================
                                       2000                  1999                 2000                 1999
============================== ===================== ===================== ==================== ====================
Revenue                              $ 24.2                $ 30.7                $ 73.7               $ 72.1
Operating Profit (Loss)                (2.6)                  1.1                 (11.3)                (4.5)
------------------------------ --------------------- --------------------- -------------------- --------------------
OPERATING MARGIN                        *                     3.6%                  *                    *


* - NOT MEANINGFUL

MEDIA, LICENSING AND ADVERTISING revenues decreased 21% to $24.2 million in the third quarter of fiscal 2000 as compared to the prior year quarter. For the nine months ended February 29, 2000, revenues increased approximately 2% to $73.7 million from $72.1 million for the same period of the prior fiscal year. For the quarter ended February 29, 2000, the segment recognized an operating loss of $2.6 million as compared to a profit of $1.1 million in the same period of the prior fiscal year. On a year-to-date basis, the operating loss grew to $11.3 million from an operating loss of $4.5 million in the same period of the prior fiscal year. These results reflect increased promotional, editorial and other operating costs associated with Scholastic internet development and reduced TV production revenues.

SCHOLASTIC CORPORATION
ITEM 2. MD&A

================================================================================

RESULTS OF OPERATIONS - SEGMENTS (CONTINUED)

INTERNATIONAL
The INTERNATIONAL segment consists of the distribution of products and services outside the United States by the Company's operations located in the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong, India, and Argentina.


                                           THREE MONTHS ENDED                         NINE MONTHS ENDED
(IN MILLIONS)                      FEBRUARY 29,          FEBRUARY 28,         FEBRUARY 29,         FEBRUARY 28,
============================== ===================== ===================== ==================== ====================
                                       2000                  1999                 2000                 1999
============================== ===================== ===================== ==================== ====================
Revenue                              $ 48.1                $ 41.2               $ 147.0              $ 135.5
Operating Profit (Loss)                 0.7                  (1.4)                  1.4                 (1.7)
------------------------------ --------------------- --------------------- -------------------- --------------------
OPERATING MARGIN                        1.5%                  *                     1.0%                 *


* - NOT MEANINGFUL

INTERNATIONAL revenues for the quarter ended February 29, 2000 increased 17% to $48.1 million compared to $41.2 million in the prior year quarter, benefiting from improved sales and operating margins in the Company's Australian and Canadian operations. On a year-to-date basis, revenues increased approximately 9% to $147.0 million compared to $135.5 million in the prior fiscal year period. This improvement reflects strong performance in Canada's book club and trade businesses, and in Australia's book club and software businesses, which was partially offset by weak sales in the United Kingdom. Operating profit for the quarter improved $2.1 million over the prior year period to $0.7 million, reflecting the impact of revenue improvements and cost containment efforts. For the nine months ended February 29, 2000, operating profit improved $3.1 million to $1.4 million from a loss of $1.7 million for the prior year fiscal period, reflecting primarily the net impact of revenue improvements and cost reductions.

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

The Company's cash and cash equivalents decreased by $0.3 million during the nine-month period ended February 29, 2000, compared to a decrease of $3.5 million during the comparable period in the prior fiscal year.

SCHOLASTIC CORPORATION
ITEM 2. MD&A

================================================================================

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company generated $42.7 million of cash from operating activities during the nine-month period ended February 29, 2000 versus $45.1 million in the comparable period of the prior fiscal year. Improvements in operating results were more than offset by increased inventory and accounts receivable requirements. Inventory levels increased as a result of higher sales volumes and accelerated purchasing to better ensure high levels of customer service.

Cash used in investing activities was $90.9 million and $95.7 million for the nine months February 29, 2000 and February 28, 1999, respectively. Investing activities consisted primarily of prepublication cost expenditures, capital expenditures, royalty advances and production cost expenditures. Prepublication cost expenditures increased $6.5 million to $35.3 million for the nine months ended February 29, 2000 over the comparable period of the prior year largely due to the planned revision of SCHOLASTIC LITERACY PLACE and the spending on the Company's new READ 180! program.

Capital expenditures increased $10.7 million to $28.8 million in the current year reflecting the construction of a new office facility. Royalty advances decreased $1.0 million for the nine months ended February 29, 2000 over the same period in the prior fiscal year to $17.1 million. Production costs decreased $3.8 million to $8.1 million for the nine months ended February 29, 2000, as compared to the same period in the prior fiscal year, due to a reduction in the number of shows being produced. Business and trademark acquisition-related payments for the prior fiscal year were primarily related to the acquisition of certain assets of Pages Book Fairs, Inc. and Quality Education Data.

FINANCING

The Company maintains two unsecured credit facilities which provide for aggregate borrowings of up to $210.0 million (with a right, in certain circumstances, to increase to $240.0 million), including the issuance of up to $10.0 million in letters of credit. The Company uses these facilities for various purposes including the funding of seasonal cash flow needs and other working capital requirements. At February 29, 2000, the Company had $43.0 million in borrowings outstanding. The weighted-average interest rate under these facilities for the nine-month period was 6.6%.

The Loan Agreement was amended and restated on August 11, 1999, principally to extend the expiration date of the facility to August 11, 2004 and expand the facility from $135.0 million to $170.0 million (with a right, in certain circumstances, to increase to $200.0 million). In addition, on November 10, 1999, the Company amended and restated the Revolver to increase the amount available thereunder to $40.0 million and extend its expiration date to be concurrent with the Loan Agreement.

In addition, unsecured lines of credit available to the Company's United Kingdom, Canadian and Australian operations totaled $39.5 million at February 29, 2000. These lines are used primarily to fund working capital needs in those countries. At February 29, 2000, $21.2 million in borrowings were outstanding. Under these lines the weighted-average interest rate for the nine months ended was 6.1%.

The Company believes its existing cash position, combined with funds generated from operations and funds available under the two credit facilities and other lines of credit will be sufficient to finance its ongoing working capital requirements for the remainder of the fiscal year.

SCHOLASTIC CORPORATION
ITEM 2. MD&A

================================================================================

In connection with the acquisition of Grolier, Inc., (See Item 2-MD&A-Results of Operations-Subsequent Event), the Company plans to primarily finance the $400 million purchase price initially through bank debt under a committed facility and subsequently through an offering of debt or a combination of debt and equity. The Company does not anticipate any difficulties in obtaining permanent financing.

ACQUISITIONS

In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such opportunities and prospects.

YEAR 2000 READINESS DISCLOSURE

Commencing in July 1997, the Company initiated its Year 2000 program, which consisted of the following three components relating to the Company's operations: (i) information technology ("IT") computer systems and applications which were judged to be potentially impacted by the Year 2000 problem and the actions related thereto, (ii) non-IT systems and equipment which include embedded technology which also could have been impacted by the Year 2000 problem and actions related thereto and (iii) third party suppliers and customers with which the Company has material relationships and which could adversely affect the Company if such parties failed to be Year 2000 complaint and the actions related thereto.

The Company completed its Year 2000 Readiness Program on a timely basis and experienced no significant Year 2000 related problems to date with either its internal operations or its material third party vendors. Similarly, there have been no material Year 2000 impacts reported with respect to the Company's products that we classified as Year 2000 ready. The Company estimates the total cost of the Year 2000 program, including consulting fees, infrastructure and facilities enhancements, and expenses related to internal staff, was approximately $12.0 million, of which $4.0 million was incurred during the current fiscal year. No additional material Year 2000 program costs are anticipated.

All statements regarding Year 2000 Readiness are "Year 2000 Readiness Disclosures" as defined by the Year 2000 Information and Readiness Disclosure Act of October 19, 1998.

NON-RECURRING CHARGE

The year-to-date operating results include an $8.5 million non-recurring charge primarily related to the establishment of a litigation reserve following an adverse decision in a lawsuit originally filed in January, 1995. The case, SCHOLASTIC INC. AND SCHOLASTIC PRODUCTIONS, INC. V. ROBERT HARRIS AND HARRIS ENTERTAINMENT, INC., involves stock appreciation rights allegedly granted to Mr. Harris in 1990 in connection with a joint venture formed primarily to produce motion pictures. Although the Company disagrees with the judge's decision and is appealing, the Company has recorded $6.7 million to fully reserve with respect to the case. The $8.5 million charge also includes an unrelated non-recurring expense of $1.8 million relating to the liquidation of certain stock options.

SCHOLASTIC CORPORATION
ITEM 2. MD&A

================================================================================

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

SCHOLASTIC CORPORATION
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

================================================================================

The Company has operations in various foreign countries. In the normal course of business, these operations are exposed to fluctuations in currency values. Management does not consider the impact of such currency fluctuations to represent a significant risk to the Company's results of operations. The Company does not generally enter into derivative financial instruments for material amounts, nor are such instruments used for speculative purposes.

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

As of February 29, 2000, the balance outstanding under its revolving credit facilities was $64.2 million. The nine-month weighted-average interest rate was 6.5%. A 15% increase or decrease in the average cost of the Company's variable rate debt under the facility would not have a significant impact on the Company's results of operations.

Additional information relating to the Company's outstanding financial instruments is included in Item 2 - MD&A - Results of Operations - Subsequent Event.

                           PART II - OTHER INFORMATION

SCHOLASTIC CORPORATION
ITEM 4.   LEGAL PROCEEDINGS

================================================================================

As previously reported, three purported class action complaints were filed in the United States District for the Southern District of New York against the Company and certain officers seeking, among other remedies, damages resulting from defendants' alleged violations of federal securities laws. The complaints were consolidated. The Consolidated Amended Class Action Complaint (the "Complaint") was served and filed on August 13, 1997. The Complaint was styled as a class action, IN RE SCHOLASTIC CORPORATION SECURITIES LITIGATION, 97 Civ. II 2447 (JFK), on behalf of all persons who purchased Company common stock from December 10, 1996 through February 20, 1997. The Complaint alleged, among other things, violations of Sections 10(b) and 20 (a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, resulting from purportedly materially false and misleading statements to the investing public concerning the financial condition of the Company. Specifically, the Complaint alleged misstatements and omissions by the Company pertaining to adverse sales and returns of its popular GOOSEBUMPS book series prior to the Company's interim earnings announcement on February 20, 1997. On January 26, 2000, an order was entered granting the Company's motion to dismiss plaintiffs' Second Amended Consolidated Complaint without leave to further amend the complaint. Previously, on December 14, 1998, an order was entered granting the Company's motion to dismiss plaintiffs' First Amended Consolidated Complaint and granted plaintiffs leave to amend the complaint. In dismissing both complaints, which alleged substantially similar claims, the court held that plaintiffs failed to state a claim upon which relief can be granted. On February 25, 2000, plaintiffs filed a Notice of Appeal in connection with the most recent dismissal. The Company continues to believe that the litigation is without merit and will continue to vigorously defend against it.

SCHOLASTIC CORPORATION

================================================================================

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         EXHIBIT
         NUMBER   DESCRIPTION OF DOCUMENT
         ------   -----------------------

           3.2    Bylaws of the Company, Amended and Restated as of March 16,
                  2000

           10.6 Scholastic Corporation Employee Stock Purchase Plan, amended and restated effective as of March 1, 2000

           27.1 Financial Data Schedule as of and for the nine months ended February 29, 2000


(b) Reports on Form 8-K filed during the quarter: none.

--------------------------------------------------------------------------------

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SCHOLASTIC CORPORATION
                                             (Registrant)

Date: April 14, 2000                         /s/ RICHARD ROBINSON
                                             -----------------------------------
                                             Richard Robinson
                                             CHAIRMAN OF THE BOARD,
                                             PRESIDENT, CHIEF EXECUTIVE
                                             OFFICER AND DIRECTOR

Date: April 14, 2000                         /s/ KEVIN J. MCENERY
                                             -----------------------------------
                                             Kevin J. McEnery
                                             EXECUTIVE VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER

SCHOLASTIC CORPORATION
FORM 10-Q FOR QUARTERLY PERIOD ENDED FEBRUARY 29, 2000
EXHIBIT INDEX

----------------- --------------------------------------------------------------

        EXHIBIT
         NUMBER   DESCRIPTION OF DOCUMENT
         ------   -----------------------

           3.2    Bylaws of the Company, Amended and Restated as of March 16,
                  2000

           10.6 Scholastic Corporation Employee Stock Purchase Plan, amended and restated effective as of March 1, 2000

           27.1 Financial Data Schedule as of and for the nine months ended February 29, 2000