Form 10-K
period 2000-05-31
SCHOLASTIC CORP
filed 2000-08-25
CIK 866729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2000               Commission File No. 0-19860

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


--------------------------------------------------------------------------------
        TITLE OF CLASS           |    NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------
 Common Stock, $0.01 par value   |             The NASDAQ Stock Market
--------------------------------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock, $0.01 par value, held by non-affiliates as of August 9, 2000, was approximately $877,907,000. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant's voting stock as of August 9, 2000 was as follows: 16,238,581 shares of Common Stock and 828,100 shares of Class A Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held September 19, 2000.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
PART I
--------------------------------------------------------------------------------

ITEM 1 BUSINESS

OVERVIEW

Scholastic Corporation (together with its subsidiaries, "Scholastic" or the "Company") is a global children's publishing and media company. The Company believes that it is the world's largest publisher and distributor of children's books. Scholastic creates quality educational and entertaining materials and products for use in school and at home, including children's books, textbooks, magazines, technology-based products, teacher materials, television programming, videos and toys. The Company's website, Scholastic.com, is a leading site for teachers and classrooms and an award-winning destination for children. During its eighty-year history, Scholastic has emphasized quality products and dedication to learning.

On June 22, 2000, Scholastic acquired Grolier Incorporated ("Grolier") for $400 million in cash. Grolier is the leading operator of United States direct-to-home book clubs for children, primarily serving children age five and under, and is the leading print and on-line publisher of children's non-fiction and reference products (including the Children's Press and Franklin Watts imprints in the United States and major encyclopedias) sold primarily to United States school libraries. Grolier also has significant international operations in the United Kingdom, Canada and Southeast Asia, complementing Scholastic's wholly-owned businesses in the United Kingdom, Canada, Australia, New Zealand, Mexico, India, Ireland and Argentina.

Scholastic Corporation was incorporated under the laws of Delaware in 1986 and, through predecessor entities, has been in business since 1920. Grolier, through its predecessor entities, has been in business since 1895.

OPERATING SEGMENTS

The Company's businesses are categorized into four operating segments:
CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION; EDUCATIONAL PUBLISHING; MEDIA, LICENSING and ADVERTISING (which collectively represent the Company's domestic operations); and INTERNATIONAL.

During the three-year period ended May 31, 2000, Scholastic's revenues have grown at an average annual compounded rate of 14.5%.

The following table sets forth revenues by operating segment for the three fiscal years ended May 31:

                                                           (Amounts in millions)

--------------------------------------------------------------------------------
                                                2000          1999          1998
--------------------------------------------------------------------------------
CHILDREN'S BOOK PUBLISHING
  AND DISTRIBUTION                          $  872.4      $  667.2      $  562.9
EDUCATIONAL PUBLISHING                         219.8         203.8         210.6
MEDIA, LICENSING
  AND ADVERTISING                              104.3         103.5          99.9
INTERNATIONAL                                  206.0         191.0         196.4
--------------------------------------------------------------------------------

TOTAL                                       $1,402.5      $1,165.5      $1,069.8
================================================================================

Certain amounts have been reclassified in accordance with EITFIssue No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

Based on Grolier's historical financial results, the combination of Grolier's revenues with Scholastic's would not significantly change the Company's sales mix by operating segment.

CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION
(62.2% of fiscal 2000 revenues)

GENERAL

The Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment includes the publication and distribution of children's books in and from the United States through school-based book clubs, continuity programs, school-based book fairs and the trade channel. Commencing with the first quarter of fiscal 2001, this segment will also include Grolier's direct-to-home book clubs in the United States and the United States trade imprint Orchard Books.

The Company believes it is the largest publisher and distributor of children's books and the largest operator of school-based book clubs and school-based book fairs in the United States. The Company is also a leading publisher of children's books distributed through the trade channel. Grolier is the leading distributor in the United States of children's books through the direct-to-home channel, primarily for children age five and younger also publishes children's books under the Orchard Books imprint and for distribution in the trade channel.

The Company offers a broad range of quality children's literature. Many of the books offered by the Company have received awards for excellence in children's literature, including the

                                                                    SCHOLASTIC 1

Caldecott and the Newbery awards. In fiscal 2000, Scholastic distributed in excess of 250 million children's books in the United States. In addition, the Company's books are exported to countries throughout the world.

The Company obtains titles for sale in its distribution channels from three principal sources. First, the Company publishes paperback and/or hardcover editions of books written by outside authors under exclusive publication agreements with the Company or written by the Company's editorial staff. Scholastic generally owns the rights to sell these titles in all channels of distribution, including school and trade. Scholastic's second source of titles is reprints of books originally published by other publishers for which the Company acquires rights under license agreements to sell exclusively in the school market. The third source of titles is the Company's purchase of finished books from other publishers to be sold in the school market. At May 31, 2000, the Company's backlist (a list of titles published as new titles in prior years) included more than 5,000 titles. Grolier acquires books for direct-to-home distribution through licenses with other publishers and media companies and through original publication agreements directly with authors.

SCHOOL BOOK CLUBS

Scholastic founded its first school book club in 1948. The Company operates ten school-based book clubs: FIREFLY(R), serving pre-kindergarten ("pre-K") and kindergarten students; SEESAW(R), serving kindergarten and first grade students; two CARNIVAL(R) clubs, one serving students in kindergarten through second grade, and the other serving third through sixth grade students; LUCKY BOOK CLUB(R), serving second and third grade students; ARROW BOOK CLUB(R), serving fourth through sixth grade students; TAB BOOK CLUB(R), serving sixth, seventh and eighth grade students; and three TRUMPET(R) clubs, serving pre-K through sixth grade students. In addition to its regular periodic offerings, the Company creates special theme-based offers targeted to the different grade levels during the year, such as holiday offers, science offers, curriculum offers and Spanish language offers.

The Company estimates that over 80% of all elementary school teachers in the United States participate in school book clubs, with approximately 80% of these teachers using Scholastic book clubs at least once during the year. The Company believes that teachers participate in school book clubs because it is their opinion that quality books at affordable prices will be of interest to students and improve students' reading skills. The Company also believes that teachers participate because the school book clubs offer easy access to a broad range of books.

The Company mails promotional pieces containing order forms to teachers in the vast majority of the pre-K through eighth grade classrooms in the United States. Participation in any offer does not create an obligation to participate in any subsequent offer, nor does it preclude participation in a competitor's book club. Teachers who wish to participate in a school book club distribute the order forms to their students, who may choose from generally 70 or more selections at substantial reductions from list prices. The teacher consolidates the students' orders and forwards them to the Company. Orders are then shipped to the teacher for distribution to the students. Teachers who participate in the book clubs receive bonus points for use by their school, which may be redeemed for the purchase of additional books and other items for their classrooms.

In its school book club business, the Company competes on the basis of book selection, price, promotion and customer service. The Company believes that its broad selection of titles, many of which are distributed in this channel exclusively by Scholastic, combined with low costs and its large number of promotion mailings, enable the Company to compete effectively.

CONTINUITY PROGRAMS

The Company operates book club continuity programs, in which children and their families generally place a single order and receive more than one shipment of books. Scholastic's continuity programs include ANIMORPHS(R) ALLIANCE, THE BABY-SITTERS COLLECTOR CLUB, CLIFFORD'S CLUBHOUSE, JUST 4 GIRLS, SCHOLASTIC AT HOME PHONICS READING PROGRAM, THE MAGIC SCHOOL BUS(R), ARTHUR'S ADVENTURE and STAR WARS(R) MISSIONS. Scholastic will be introducing new continuity prograMS, including I SPY(TM) and an updated CLIFFORD THE BIG RED DOG(TM) program based on Scholastic's new animated television series, CLIFFORD THE BIG RED DOG(TM), debuting in fall 2000. Scholastic's continuity programs are promoted primarily through Scholastic's school book clubs.

Grolier's direct-to-home book clubs in the United States, primarily serving children age five and under, generated approximately $270 million in revenues during Grolier's last fiscal year ended December 31, 1999. Grolier's direct-to-home book clubs include licensed programs such as DISNEY BOOK CLUB(TM), BARBIE(TM) and DR. SEUSS BEGINNING READERS PROGRAM(TM) and proprietary Grolier originated programs. Grolier programs are promoted primarily through direct maiL, telemarketing, the internet and advertisements.

SCHOOL BOOK FAIRS

The Company entered the school-based book fair business in 1981. Since that time, the Company's school book fair business has grown through geographic expansion, selected acquisitions, increased penetration of its existing markets, increased frequency of multiple fairs for the same school and growth in revenue on a per fair basis.

Book fairs are generally week-long events conducted on school premises and sponsored by school librarians and/or parent-teacher organizations. School book fair events expose children to hundreds of new books and allow them to purchase books and other select products of their choice. Although the Company provides the school with the books and book display cases, the

2 SCHOLASTIC
school itself conducts the book fair. The Company believes that the primary motivation of the schools in sponsoring fairs is to make quality books available to their students at reasonable prices in order to help them become more interested in reading. In addition, the school retains a portion of the book fair revenues, which can then be used to purchase books, supplies and equipment for the school.

The Company operates school book fairs in all 50 states under the name SCHOLASTIC BOOK FAIRS(R). The Company also markets fairs branded as SCHOLASTIC SHOWCASE BOOK FAIRS(TM), SCHOLASTIC EXPLORASTORY BOOKFAIRS(TM), READ STREET BOOK FAIRS(R) and DISCOVERY FAIRS(TM), which feature non-fiction, science, technology, arts, crafts and interactive products. In addition, tHE Company offers premium fairs under the names SCHOLASTIC LITERACY FESTIVAL(TM) and SCHOLASTIC BOOKS ON TOUR(R), which featuRE an expanded list of titles supported by merchandise displays and costumed book characters.

The Company's books and display cases are delivered to schools from the Company's warehouses by a fleet of leased vehicles. The Company's sales and customer service functions are performed from regional sales offices, supported by field representatives. The Company believes that its competitive advantages in the book fair business include the strength of the relationship between its sales representatives and schools, broad geographic coverage, a high level of customer service and its breadth of product selection. Over 90% of the schools that sponsored a Scholastic book fair in fiscal 1999 sponsored a Scholastic book fair again in fiscal 2000.

TRADE

The Company is one of the leading sellers of children's books through trade booksellers in the United States. The Company maintains over 3,000 titles for trade distribution, including original publications such as HARRY POTTER(TM), I SPY(TM), ANIMORPHS(R), DEAR AMERICA(R), THE BABY-SITTERS CLUB(R), THE MAGIC SCHOOL BUS(R), CAPTAIN UNDERPANTS(TM), MISS SPIDER(R) and CLIFFORD THE BIG RED DOG(R) and licensed properties such as POKEMON(R), TELETUBBIES(TM), FRANKLIN(R) and STAR WARS(R). The Company has A trade sales organization which focuses on selling the broad range of Scholastic books to book store accounts.

The Company's fiscal 2000 sales in the trade market were led by the HARRY POTTER books. Other Scholastic bestsellers during fiscal 2000 included books from the DEAR AMERICA, I SPY, ANIMORPHS, CAPTAIN UNDERPANTS and POKEMON series.

The Company licenses foreign-language rights to selected Scholastic titles to other publishing companies around the world in over 25 languages.

EDUCATIONAL PUBLISHING
(15.7% of fiscal 2000 revenues)

GENERAL

The Company's EDUCATIONAL PUBLISHING segment includes the publication and distribution of kindergarten ("K") through 12th grade textbooks, supplemental materials, classroom magazines, teaching resources and instructional technology in and from the United States to schools and libraries.

Scholastic has been providing quality innovative educational materials to schools and libraries since it began publishing classroom magazines in the 1920's. The Company added supplementary books and texts to its product line in the 1940's, professional books for teachers in the 1980's and early childhood products and core curriculum materials in the 1990's. In 1996, the Company strengthened its Spanish language offerings through the acquisition of Lectorum Publications, Inc., the largest Spanish language book distributor to schools and libraries in the United States. In addition, educational materials are sold outside the United States to United States government schools abroad and international schools. Commencing with the first quarter of fiscal 2001, this segment will include Grolier Publishing, which includes print and on-line children's non-fiction and reference products (including the Children's Press and Franklin Watts imprints in the United States and major encyclopedias), sold primarily to United States school libraries.

The Company markets and sells its EDUCATIONAL PUBLISHING products through a combination of field representatives, direct mail (including catalogs) and telemarketing (both outsourced and in-house).

CLASSROOM MAGAZINES

Scholastic is a leading publisher of classroom magazines.
These magazines are used as supplementary educational materials by teachers in grades K to 12. The Company's classroom magazines carry the Scholastic name, which reinforces the Company's educational reputation with students, teachers and school administrators. The Company's reputation for publishing quality magazines, maintaining an extensive magazine mailing list and having a large customer base of teachers helps generate customers for its school book clubs and other Scholastic products as well as its magazines. At the same time, the Company uses its school book club mailings to help secure additional circulation for its classroom magazines.

The Company's 33 classroom magazines are designed to encourage students to read and to supplement the school's formal learning program by bringing subjects of current interest into the classroom. The subjects covered include English, reading, literature, math, science, current events, social studies and foreign languages. The most well known of the Company's


                                                                    SCHOLASTIC 3
domestic magazines are SCHOLASTIC NEWS(R) and JUNIOR SCHOLASTIC(R).

Scholastic's classroom magazine circulation in the United States in fiscal 2000 was approximately 8 million. Approximately two-thirds of the circulation was in grades K to 6, with the balance in grades 7 to 12. In fiscal 2000, teachers in over 60% of the elementary schools and in over 70% of the secondary schools in the United States used the Company's classroom magazines. The various classroom magazines are distributed either on a weekly, bi-weekly or monthly basis during the school year.

The majority of the magazines purchased are paid for with school funds and the balance is paid for by teachers or students. Circulation revenue accounted for substantially all of the Company's classroom magazine revenues in fiscal 2000.

CORE, SUPPLEMENTAL, EARLY CHILDHOOD AND TEACHING RESOURCE PUBLISHING

The Company's core and supplemental publishing operations develop and distribute instructional materials (both core and supplemental curriculum programs) directly to schools in the United States, purchased through school budgets.

The Company's strategy is to publish and distribute a full array of products in reading and language arts, concentrating on grades pre-K to 8, to meet the spectrum of schools' needs in these disciplines. The Company's offerings range from core curriculum products, including SCHOLASTIC LITERACY PLACE(R), a grade K to 6 core curriculum reading program with technology features, and its companion Spanish-language program SCHOLASTIC SOLARES(R), to supplemental materials, including print products (broad selections of paperback books and specialized products such as phonics readers). The Company's technology-based products assist in teaching reading (WIGGLEWORKS(R)), measure student progress (SCHOLASTIC READING INVENTORY(TM)) and encourage reading through a school-managed incentive program (SCHOLASTIC READING COUNTS!(TM)). READ 180(TM), the Company'S cutting-edge reading intervention program for 4th through 8th grade students reading at least two years below grade level, is helping raise students' test scores and is used in a majority of the largest urban school districts.

Scholastic will introduce two new programs in fiscal 2001: READ XL(TM) , a reading improvement program for students in grades 6 to 8, providing high-interest language arts curricula to students reading one to three years below grade level, and BUILDING LANGUAGE FOR LITERACY(TM), a program of books and audio tapes to guide children through the critical pre-K to K stages of literacy development.

The teaching resources group publishes professional books designed for and generally purchased by teachers and distributes individual paperbacks and collections to schools. The Company also distributes a successful line of supplemental phonics products.

GROLIER PUBLISHING

Grolier Publishing products include print and on-line versions of ENCYCLOPEDIA AMERICANA(R), THE NEW BOOK OF KNOWLEDGE(R), CUMBRE, a Spanish language encyclopedia, as well as quality non-fiction books published in the United States under the imprints Children's Press and Franklin Watts. Grolier Publishing had revenues of approximately $80 million in its last fiscal year ended December 31, 1999.

MEDIA, LICENSING AND ADVERTISING
(7.4% of fiscal 2000 revenues)

GENERAL

The Company's MEDIA, LICENSING AND ADVERTISING segment includes the production and distribution of programming and consumer products (including children's television programming, videos, CD-ROM's, feature films and non-book products) and internet services, as well as advertising and promotional activities.

PRODUCTION AND DISTRIBUTION

The Company's wholly-owned subsidiary, Scholastic Entertainment Inc. ("SEI"), extends the Company's franchises by creating programming and managing global brands based on Scholastic's strong publishing properties. SEI's multimedia programming also generates extensive awareness for brand building and consumer products activities worldwide. SEI develops and produces children's television programming, videos, CD-ROM's, feature films and non-book products.

SEI has built a television media library of over 160 half-hours including:
SCHOLASTIC'S THE MAGIC SCHOOL BUS(R), Goosebumps(R), ANIMORPHS(R) and DEAR AMERICA(R). These television series initially aired on PBS, Fox Kid's Network, Nickelodeon and HBO, respectively, and have been licensed for broadcast in more than 50 countries.

SEI will launch two new animated original television series in fiscal 2001. CLIFFORD THE BIG RED DOG(TM), is a television series based on the Company's best-selling children's books by Norman Bridwell, first published in 1963, and will be shown on PBS Kids with 40 episodes in the initial season. SEI will also launch 26 episodes of HORRIBLE HISTORIES(TM), an animated adaptation of Scholastic UK's best-selling book series, which will be shown on ITV Network in the United Kingdom.

BRAND MARKETING AND CONSUMER PRODUCTS

SEI creates and develops branding campaigns for properties. The fiscal 2001 launch of the CLIFFORD THE BIG RED DOG(TM) television series will foster a comprehensive licensing program for pre-


4 SCHOLASTIC
school and early grade children to support the CLIFFORD brand. The campaign includes new CLIFFORD books, videos, CD-ROM's and consumer products. In connection with its branding campaigns, SEI has received numerous marketing and licensing awards and has partnered with industry leaders in consumer promotions.

In addition, SEI creates, manufactures and distributes high-quality consumer products primarily based on Scholastic's literary properties, such as a line of upscale plush toys and wooden puzzles based on CLIFFORD THE BIG RED DOG(TM), SCHOLASTIC'S THE MAGIC SCHOOL BUS(R), THE REAL MOTHER GOOSE(TM) and STELLALUNA(TM). The products are available through independent toy/gift stores, specialty chains, department stores, mail order catalogs and bookstores, as well as through Scholastic's school book clubs, school book fairs and continuity programs. Scholastic also produces and markets videos to the school market through Weston Woods, a producer of videos based on high quality children's books.

SOFTWARE

Scholastic sells original and licensed consumer software for grades K to 8 through school-based software clubs, school book clubs and school book fairs. The Company acquires software for distribution in all of these channels through a combination of licensing, purchases of product from software publishers and internal development. In fiscal 1998, the Company also commenced trade sales of its internally developed CD-ROM titles, including the award-winning I SPY(TM) CD-ROM, through a third party distribution arrangement. Scholastic's school software clubs are modeled and marketed on the same basis as the Company's school book clubs.

SCHOLASTIC.COM

The Company's website, Scholastic.com, is a leading site for teachers and classrooms and an award-winning destination for children. Scholastic pioneered on-line curriculum education in 1993 with the launch of SCHOLASTIC NETWORK, a subscription-based Internet service for teachers of grades K to 8. In fiscal 2000, the Company launched the new Scholastic.com, integrating the resources of the SCHOLASTIC NETWORK to provide, free of charge, multimedia teaching units, thousands of classroom- tested, ready-to-use lesson plans, as well as teaching tools and on-line activities. For children, Scholastic.com offers learning sites with favorite characters, such as ANIMORPHS(TM), CLIFFORD THE BIG RED DOG(TM), I SPY(TM) and HARRY POTTEr(TM). DURING fiscal 2000, Scholastic.com won the Webby award for "Best Kid's Web Site."

The re-launched Scholastic.com offers content designed for each of its primary audiences - teachers, children and parents. In fiscal 2001, Scholastic plans to add to the site e-commerce functionality, improved home-to-school communication tools and resources for parents to help their children learn.

The purchase of Grolier further strengthens Scholastic's home and school Internet strategy, providing parents of pre-school children with on-line opportunities to purchase books and multimedia products.

ADVERTISING

Certain of the Company's magazine properties generate advertising revenues as their primary source of revenue, including INSTRUCTOR, SCHOLASTIC EARLY CHILDHOOD TODAY(TM) and COACH AND ATHLETIC DIRECTOR(TM), which are directed at teachers and education professionals and are distributed during the academic year. Total circulation for these magazines was approximately 309,000 in fiscal 2000. Subscriptions for these magazines are solicited by direct mail and are cross-marketed to teachers through Scholastic's book clubs. SCHOLASTIC PARENT AND CHILD(R) magazine, which is directed at parents and distributed through schools and day care programs, had a paid circulation of approximately 1.3 million in fiscal 2000. These magazines carry outside advertising, advertising for Scholastic's other products and advertising for clients that sponsor customized programs. In February 2000, the Company added to this magazine group with the purchase of SOCCER JR.(R), a soccer magazine designed for children ages 8 to 14, and two related special adult editions, SOCCER FOR PARENTS and COACHES EDITION.

Also included in this group are: Scholastic Marketing Partners, which develops sponsored educational materials, creating supplementary classroom programs in partnership with corporations, government agencies and nonprofit organizations; and Quality Education Data, which maintains and markets databases focused on schools and education.

INTERNATIONAL
(14.7% of fiscal 2000 revenues)

GENERAL

The INTERNATIONAL segment includes the publication and distribution of products and services outside the United States by the Company's operations in the United Kingdom, Canada, Australia and New Zealand, and its newer businesses in Mexico, India, Ireland and Argentina. Commencing with the first quarter of fiscal 2001, this segment will also include Grolier's direct-to-home operations in the United Kingdom, Canada and Australia and the publication and distribution of Grolier's reference products and services outside the United States, principally in Southeast Asia.

Scholastic's operations in the United Kingdom, Canada, Australia and New Zealand generally mirror Scholastic's United States business model. Each of these international operations have original trade and educational publishing programs, distribute children's books, software and other materials through school-based book clubs, school-based book fairs and through trade channels, distribute magazines and offer on-line services. Each of these operations has established export and foreign

                                                                    SCHOLASTIC 5
rights licensing programs and is a licensor of book tie-ins for major media properties, such as STAR WARS, POKEMON and TELETUBBIES. Original books published by each of these operations have received awards of excellence in children's literature both domestically and internationally.

AUSTRALIA

Scholastic Australia, founded in 1968, is the leading publisher and distributor of children's educational materials in Australia and has the largest school book club and book fair operation in the country, reaching 90% of the primary schools. Scholastic Australia's imprints include: Scholastic Press, Omnibus Books and Margaret Hamilton Books.

CANADA

Scholastic Canada, founded in 1957, is a leading publisher and distributor of English and French language books, the largest school book club and school book fair operator in Canada and one of the leading suppliers of original or licensed children's books to the Canadian trade market. Since 1965, Scholastic Canada has produced quality Canadian-authored books and educational materials in English. Scholastic Canada also publishes in French to support its French Canadian operations.

NEW ZEALAND

Scholastic New Zealand, founded in 1964, is the largest children's book publisher and the leading book distributor to schools in New Zealand. Through its school book clubs and school book fairs, Scholastic New Zealand reaches 90% of the country's schools.

UNITED KINGDOM

Scholastic UK, founded in 1964, is a leading children's publisher in the United Kingdom. Scholastic UK's trade books appear frequently on children's bestseller lists in the United Kingdom. Scholastic UK is the largest school book club and school book fair operator in the United Kingdom. Scholastic UK's best selling original book series, HORRIBLE HISTORIES(TM), is being adapted for television by SEI. Scholastic UK also publishes five monthly magazines for teachers and supplemental educational materials, including professional books.

RECENT EXPANSION

In recent years, the Company has launched operations in Mexico (1994), India
(1997), Ireland (1998) and Argentina (1999). These businesses principally distribute through school book fairs and/or school book clubs books and educational materials published by Scholastic's other operations as well as from other publish ers. In fiscal 1999, Scholastic India began its own Hindi and English language original publishing program. Grolier's revenues for international operations were $100 million in Grolier's last fiscal year ended December 31, 1999.

MANUFACTURING AND DISTRIBUTION

The Company's books, magazines, software and other materials and products are manufactured by third parties through arm's length negotiation or competitive bidding. The Company, when it deems it to be appropriate, enters into multi-year agreements that guarantee specified volume in exchange for favorable pricing terms. Paper is purchased from third party sources. Grolier's manufacturing and purchasing practices are generally consistent with Scholastic's practices. The Company does not anticipate any difficulty in continuing to satisfy its manufacturing and paper requirements.

In the United States, the Company processes school book club, trade and export orders from its primary warehouse and distribution facility in Jefferson City, Missouri, and fulfills continuity orders primarily from its warehouse and distribution facility in Des Plaines, Illinois. In connection with its trade business, the Company generally outsources certain services, including invoicing, billing, returns processing and collection services and may also ship product directly from printers to customers. School book fair orders are fulfilled through a network of warehouses across the country. The Company's international operations use similar distribution systems.

Grolier outsources the majority of its fulfillment and distribution under contracts with third parties. The Company does not anticipate any difficulty in continuing to distribute effectively Grolier's products.

SEASONALITY

The Company's school book clubs, school book fairs and most of its magazines operate on a school-year basis. Therefore, the Company's business is highly seasonal. As a consequence, generally, the Company's revenues in the first and third quarters of the fiscal year are lower than its revenues in the other two fiscal quarters, and the Company experiences a substantial loss from operations in the first quarter. Typically, school book club and school book fair revenues are proportionately larger in the second quarter of the fiscal year, while revenues from the sale of instructional materials are the highest in the first quarter.

For the June through October time period, the Company experiences negative cash flow due to the seasonality of its business. Historically, as a result of the Company's business cycle, seasonal borrowings have increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

The Grolier acquisition is not expected to significantly change the seasonality of the Company's results.

COMPETITION

The market for children's educational and entertainment materials is highly competitive. Competition is based on the quality and range of educational materials made available, price, promotion and customer service. In the United States, competitors include one other national school book club operator and one other

6 SCHOLASTIC
national school book fair operator as well as smaller regional operators, including local bookstores. Competitors in the entertainment market include well-established companies, networks and cable operators. Domestically and internationally, competitors include numerous other book, textbook and supplementary text publishers, distributors and other resellers (including over the Internet) of children's books and other educational materials, national publishers of classroom and professional magazines with substantial circulation, numerous producers of television, video and film programming (many of which are substantially larger than the Company), publishers of computer software and distributors of products and services on the Internet. Competition may increase further to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new materials that compete directly with the products distributed by the Company or develop or expand competitive sales channels.

EMPLOYEES

At May 31, 2000, Scholastic employed approximately 5,500 people in full-time jobs and 2,300 people in hourly or part-time jobs in the United States and approximately 1,800 people internationally. The number of part-time employees fluctuates during the year because the Company's business is closely correlated with the school year. The acquisition of Grolier added approximately 900 people in full time jobs and 400 people in hourly or part-time jobs in the United States and approximately 600 people internationally. The Company believes that relations with its employees are good.

COPYRIGHT AND TRADEMARKS

SCHOLASTIC is a registered trademark in the United States and in a number of countries where the Company conducts business. Scholastic Inc., the Company's principal U.S. operating subsidiary, has registered and/or has pending applications to register its trademarks in the United States for the names of each of its domestic book clubs, the titles of its magazines and the names of all its core curriculum programs. The Company's international subsidiaries have also registered trademarks in the name of Scholastic Inc. for the names of their respective book clubs and magazines. Although individual book titles are not subject to trademark protection, Scholastic Inc. has registered and/or has pending applications to register trademarks in the United States and in a number of countries for the names of certain series of books and consumer products, such as THE MAGIC SCHOOL BUS, ANIMORPHS, CLIFFORD THE BIG RED DOG and HORRIBLE HISTORIES. GROLIER is a registered trademark in the United States and a number of countries where it conducts business. With the acquisition of Grolier, the Company acquired all trademarks and copyrights registered in the name of Grolier Incorporated or its wholly-owned subsidiaries. All of the Company's publications, including books, magazines and software, are subject to copyright protection and the Company consistently copyrights its magazines, books and software in the name of Scholastic Inc., except for Grolier's publications, which currently continue to be copyrighted under the name of Grolier Incorporated or its wholly-owned subsidiaries. Copyrights and trademarks are vigorously defended by the Company and, as necessary, outside counsel may be retained to assist in such protection.

ITEM 2 PROPERTIES

The Company maintains its headquarters in the metropolitan New York area, where it leases approximately 480,000 square feet of space for executive offices and certain of its operating divisions. The Company is expanding its New York facilities by constructing a 120,000 square foot facility adjoining its current headquarters. The Company also owns or leases approximately 1.5 million square feet of office and warehouse space for its National Service Operation located in the Jefferson City, Missouri area. In addition, the Company owns or leases approximately 2.1 million square feet of office and warehouse space in over 80 facilities in the United States for Scholastic Book Fairs.

Additionally, the Company owns or leases approximately 810,000 square feet of office and warehouse space in over thirty facilities in Canada, the United Kingdom, Australia, New Zealand and elsewhere around the world for its international businesses.

Grolier Incorporated owns an industrial/office building complex in Danbury, Connecticut, consisting of approximately 140,000 square feet of office space and a 152,000 square foot warehouse facility. In addition, Grolier leases approximately 63,000 square feet of office space and 12,000 square feet of warehouse space to support its United States operations. Grolier also leases approximately 93,000 square feet of office space to support its international operations.

The Company considers its properties adequate for its present needs. With respect to the Company's leased properties, no difficulties are anticipated in negotiating renewals as leases expire or in finding other satisfactory space, if current premises become unavailable. For further information concerning the Company's obligations under its leases, see Note 4 of Notes to Consolidated Financial Statements.

ITEM 3 LEGAL PROCEEDINGS

As previously reported, three purported class action complaints were filed in the United States District for the Southern District of New York against the Company and certain officers seeking, among other remedies, damages resulting from defendants' alleged violations of federal securities laws. The complaints were

                                                                    SCHOLASTIC 7
consolidated. The Consolidated Amended Class Action Complaint (the "Complaint") was served and filed on August 13, 1997. The Complaint was styled as a class action, In RE SCHOLASTIC CORPORATION SECURITIES LITIGATION, 97 CIV.II 2447
(JFK), on behalf of all persons who purchased Company common stock from December 10, 1996 through February 20, 1997. The Complaint alleged, among other things, violations of Sections 10(b) and 20 (a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, resulting from purportedly materially false and misleading statements to the investing public concerning the financial condition of the Company. Specifically, the Complaint alleged misstatements and omissions by the Company pertaining to adverse sales and returns of its popular GOOSEBUMPS book series prior to the Company's interim earnings announcement on February 20, 1997. On January 26, 2000, an order was entered granting the Company's motion to dismiss plaintiffs' Second Amended Consolidated Complaint without leave to further amend the complaint. Previously, on December 14, 1998, an order was entered granting the Company's motion to dismiss plaintiffs' First Amended Consolidated Complaint, with leave to amend the complaint. In dismissing both complaints, which alleged substantially similar claims, the court held that plaintiffs failed to state a claim upon which relief can be granted. Plaintiffs have appealed the most recent dismissal. The Company continues to believe that the litigation is without merit and will continue to vigorously defend against it.

As previously reported, on February 1, 1999, two subsidiaries of the Company commenced an action in the Supreme Court of the State Court of New York County of New York against Parachute Press, Inc. ("Parachute"), the licensor of certain publication and nonpublication rights to the GOOSEBUMPS series, certain affiliated Parachute companies and R.L. Stine, individually, alleging material breach of contract and fraud in connection with the agreements under which such Goosebumps rights are licensed to the Company. The issues in the case, captioned SCHOLASTIC INC. AND SCHOLASTIC ENTERTAINMENT INC. V. PARACHUTE PRESS, INC., PARACHUTE PUBLISHING, LLC, PARACHUTE CONSUMER PRODUCTS, LLC, AND R.L. STINE (Index No. 99/600512), are also, in part, the subject of two litigations commenced by Parachute following repeated notices from the Company to Parachute of material breaches by Parachute of the agreements under which such rights are licensed, and the exercise by the Company of its contractual remedies under the agreements. The previously reported first Parachute action, PARACHUTE PRESS, INC. V. SCHOLASTIC INC., SCHOLASTIC PRODUCTIONS, INC. AND SCHOLASTIC ENTERTAINMENT INC., 97 CIV. 8510 (JFK), in which two subsidiaries of the Company are defendants and counterclaim plaintiffs, was commenced in the federal court for the Southern District of New York on November 14, 1997 and was dismissed for lack of subject matter jurisdiction on January 29, 1999. Parachute has filed an appeal of the dismissal. In August 2000, the Court of Appeals for the Second Circuit vacated the dismissal and remanded the case for further proceedings. The second action, captioned PARACHUTE PRESS, INC. V. SCHOLASTIC INC., SCHOLASTIC PRODUCTIONS, INC. AND SCHOLASTIC ENTERTAINMENT INC. (Index No. 99/600507), was filed contemporaneously with the filing of the Company's complaint on February 1, 1999 in the Supreme Court of the State Court of New York County of New York. In its two complaints and its counterclaims, Parachute alleges that the exercise of contractual remedies by the Company was improper and seeks declaratory relief and unspecified damages for, among other claims, alleged breaches of contract and acts of unfair competition. Damages sought by Parachute include the payment of the total of approximately $36.1 million of advances over the term of the contract, of which approximately $15.3 million had been paid at the time the first Parachute litigation began and payment of royalties set-off by Scholastic against amounts claimed by the Company. On July 21, 2000, the Company and Parachute each filed motions for partial summary judgement in the pending state court cases. The Company is seeking declaratory relief and damages for, among other claims, breaches of contract, fraud and acts of unfair competition. Damages sought by the Company include repayment by Parachute of a portion of the $15.3 million advance already paid. The Company intends to vigorously defend its position in these proceedings. The Company does not believe that this dispute will have a material adverse effect on its financial condition.

In addition to the above actions, various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to the vote of security holders, through the solicitation of proxies or otherwise.

8 SCHOLASTIC

--------------------------------------------------------------------------------
PART II
--------------------------------------------------------------------------------

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

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

                                                  FOR FISCAL YEARS ENDED MAY 31,
--------------------------------------------------------------------------------
                                 2000                        1999
--------------------------------------------------------------------------------
                          HIGH         LOW             HIGH         LOW
--------------------------------------------------------------------------------
FIRST QUARTER             53 3/4      39 5/8          45 3/4       35 3/4
SECOND QUARTER            55 5/8      39              52 3/4       35 1/2
THIRD QUARTER             70 3/4      48              59 1/2       46 5/8
FOURTH QUARTER            57          43 1/2          56 1/4       44
YEAR                      70 3/4      39              59 1/2       35 1/2
--------------------------------------------------------------------------------

The Company has not paid any dividends since its initial public offering in February 1992 and has no current plans to pay any dividends on its Class A and Common Stock. In addition, certain of the Company's credit facilities restrict the payment of dividends. See Note 3 of Notes to Consolidated Financial Statements for further information.

The number of holders of record of Class A and Common Stock as of August 9, 2000 were 3 and approximately 5,000, respectively.

                                                  ITEM 6 SELECTED FINANCIAL DATA

     FOR FISCAL YEARS ENDED MAY 31, (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
                             2000         1999      1998       1997     1996
--------------------------------------------------------------------------------
STATEMENT OF INCOME DATA:
 TOTAL REVENUES(1)        $1,402.5     $1,165.5  $1,069.8     $972.5   $933.4
 COST OF GOODS SOLD(1)       678.3        571.9     548.2      536.9    470.8
 SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES    592.6        493.3     440.3      399.6    367.4
 OTHER OPERATING COSTS:
   GOODWILL AND TRADEMARK
    AMORTIZATION AND
    DEPRECIATION              24.1         22.4      21.7       18.3     13.1
   NON-RECURRING CHARGES       8.5           --      11.4         --     24.3
 OPERATING INCOME             99.0         77.9      48.2       17.7     57.8
 GAIN ON SALE OF THE
  SOHO GROUP                    --           --      10.0         --       --
 INTEREST EXPENSE, NET       (18.6)       (19.0)    (20.1)     (16.7)   (11.2)
 NET INCOME                   51.4(2)      36.8      23.6(3)     0.4     31.9(4)
 EARNINGS PER SHARE-BASIC   $ 3.07       $ 2.25    $ 1.46     $ 0.02   $ 2.02
 EARNINGS PER
  SHARE-DILUTED             $ 2.96(2)    $ 2.20    $ 1.45(3)  $ 0.02   $ 1.97(4)

 WEIGHTED AVERAGE SHARES
  OUTSTANDING-BASIC           16.7         16.4      16.2       16.0     15.8
 WEIGHTED AVERAGE SHARES
  OUTSTANDING-DILUTED         18.6         16.7      16.4       16.3     16.2
--------------------------------------------------------------------------------
BALANCE SHEET DATA
  (END OF YEAR):
 WORKING CAPITAL            $253.9       $222.4    $201.0     $215.7   $177.1
 TOTAL ASSETS                983.2        842.3     763.6      784.4    673.2
 LONG-TERM DEBT              241.1        248.0     243.5      287.9    186.8
 TOTAL STOCKHOLDERS'
  EQUITY                     430.0        361.4     318.1      297.5    288.6
--------------------------------------------------------------------------------

(1) Certain amounts have been reclassified in accordance with EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs."

(2) Fiscal 2000 net income and earnings per diluted share excluding the $8.5 pre-tax non-recurring charges would have been $56.8 and $3.25, respectively.

(3) Fiscal 1998 net income and earnings per diluted share excluding the $11.4 pre-tax non-recurring charges and the non-operating gain of $10.0 would have been $24.5 and $1.50, respectively.

(4) Fiscal 1996 net income and earnings per diluted share excluding the $24.3 pre-tax non-recurring charges would have been $46.8 and $2.85, respectively.

                                                                    SCHOLASTIC 9

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Scholastic is a global children's publishing and media company. The Company has four operating segments: CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION; EDUCATIONAL PUBLISHING; MEDIA, LICENSING AND ADVERTISING (which collectively represent the Company's domestic operations); and INTERNATIONAL. Such segment classification reflects the nature of the Company's products and services consistent with how the chief operating decision maker assesses operating performance and allocates resources. Certain prior year amounts have been reclassified to conform with the current year presentation. The following discussion and analysis of the Company's financial position should be read in conjunction with the Company's Consolidated Financial Statements, the related Notes and the Selected Financial Data included in this report.

OVERVIEW

During the three-year period ended May 31, 2000, the Company reported revenue growth with significant improvement in net income, operating margins and earnings per share. This improved performance reflects the Company's efforts to manage its core business, capital expenditures and costs.

On June 22, 2000, the Company acquired Grolier Incorporated ("Grolier") for $400 million in cash (See Item 7 - Subsequent Events). During fiscal 2001, the Company plans to maintain its overall strategic objective of strengthening and developing its core businesses. Over the next years, the Company will seek to build shareholder value through continued revenue growth coupled with improved margins, while funding strategic initiatives such as developing internet opportunities.

                                                           RESULTS OF OPERATIONS

     FOR FISCAL YEARS ENDED MAY 31, (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
                                  2000              1999             1998
--------------------------------------------------------------------------------
                                 $     % (1)        $  % (1)        $     % (1)
REVENUES(2):
 CHILDREN'S BOOK PUBLISHING
  AND DISTRIBUTION           872.4      62.2    667.2   57.2    562.9      52.6
 EDUCATIONAL PUBLISHING      219.8      15.7    203.8   17.5    210.6      19.7
 MEDIA, LICENSING AND
  ADVERTISING                104.3       7.4    103.5    8.9     99.9       9.3
 INTERNATIONAL               206.0      14.7    191.0   16.4    196.4      18.4
--------------------------------------------------------------------------------
TOTAL REVENUES             1,402.5     100.0  1,165.5  100.0  1,069.8     100.0
COST OF GOODS SOLD(2)        678.3      48.4    571.9   49.1    548.2      51.2
GROSS PROFIT                 724.2      51.6    593.6   50.9    521.6      48.8
SELLING, GENERAL AND
  ADMINISTRATIVE COSTS       592.6      42.3    493.3   42.3    440.3      41.2
NON-RECURRING CHARGES          8.5       0.6       --     --     11.4       1.1
OPERATING INCOME              99.0       7.1     77.9    6.7     48.2       4.5
INCOME BEFORE TAXES           80.4       5.7     58.9    5.1     38.1       3.6
NET INCOME                    51.4(3)    3.7     36.8    3.2     23.6(4)    2.2
EARNINGS PER SHARE:
 BASIC                        3.07               2.25            1.46
 DILUTED                      2.96(3)            2.20            1.45(4)
--------------------------------------------------------------------------------

(1)  Represents percentage of total revenues.

(2) Certain amounts have been reclassified in accordance with EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

(3) Fiscal 2000 net income and earnings per diluted share excluding the $8.5 pre-tax non-recurring charges would have been $56.8 and $3.25, respectively.

(4) Fiscal 1998 net income and earnings per diluted share excluding the $11.4 pre-tax non-recurring charges and non-operating gain of $10.0 would have been $24.5 and $1.50, respectively.

10 SCHOLASTIC

RESULTS OF OPERATIONS - CONSOLIDATED

Revenue in fiscal 2000 grew significantly, increasing $237.0 million or 20.3%, from fiscal 1999. Revenue growth in fiscal 1999 was $95.7 million, or 8.9%, when compared to fiscal 1998. The revenue growth in fiscal 2000 was driven primarily by the Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment, which accounted for 62.2% of the Company's revenues in fiscal 2000, versus 57.2% and 52.6% in fiscal 1999 and 1998, respectively.

Gross profit margin improved to 51.6% for fiscal 2000, up approximately one percentage point from fiscal 1999, and up approximately three percentage points from fiscal 1998. This trend reflects the Company's continued focus on cost containment in the manufacturing and distribution process and favorable paper prices, combined with improved sales mix in the Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment.

Operating income increased over the prior fiscal years by $21.1 million in fiscal 2000 and $29.7 million in fiscal 1999. In the second quarter of fiscal 2000, the Company incurred non-recurring charges of $8.5 million related to the establishment of a litigation reserve and the liquidation of certain stock options. Excluding the non-recurring charges, the operating margin in fiscal 2000 would have been 7.7% of revenues. In the third quarter of fiscal 1998, the Company incurred non-recurring charges of $11.4 million related to the impairment of certain assets including unamortized prepublication costs and inventory. Excluding the charges, the operating margin for fiscal 1998 would have been 5.6% of sales.

Selling, general and administrative costs as a percentage of fiscal 2000 revenues did not change from the prior fiscal year. Selling, general and administrative costs increased as a percentage of sales to 42.3% in fiscal 1999 from 41.2% in fiscal 1998 due primarily to increased information technology spending and planned expansion of internet development spending.

Results for fiscal 1998 include a non-operating pre-tax gain of $10.0 million resulting from the January 1998 sale of the Company's SMALL OFFICE HOME OFFICE GROUP ("SOHO Group"), for $19.2 million.

Net interest expense decreased slightly to $18.6 million in fiscal 2000 from $19.0 million in fiscal 1999 primarily reflecting lower average debt levels. Fiscal 1999 interest expense was $1.1 million less than in fiscal 1998, as a result of lower weighted average interest rates and lower debt levels compared to the prior year.

Operating margin improvements from 4.5% in fiscal 1998 to 6.7% in fiscal 1999 and 7.1% in fiscal 2000 were primarily due to favorable sales mix, benefits of the Company's cost containment program and lower manufacturing costs.

The Company's effective tax rates were 36.1%, 37.5% and 38.1% of earnings before taxes, for fiscal years 2000, 1999 and 1998, respectively. The decreasing trend from fiscal 1998 reflects the impact of lower relative state and local tax burdens.

Net income was $51.4 million in fiscal 2000, $36.8 million in fiscal 1999 and $23.6 million in fiscal 1998. The basic and diluted earnings per Class A and Common Share were $3.07 and $2.96, respectively, in fiscal 2000, $2.25 and $2.20, respectively, in fiscal 1999 and $1.46 and $1.45, respectively, in fiscal 1998. Diluted net income per share, excluding the non-recurring charges and non-operating gain, was $3.25 in fiscal 2000, $2.20 (unchanged) in fiscal 1999, and $1.50 in fiscal 1998.

RESULTS OF OPERATIONS - SEGMENTS

CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION

The Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment includes the publication and distribution of children's books in and from the United States through school book clubs, continuity programs, school book fairs and the trade channel.

                                                           (AMOUNTS IN MILLIONS)
-------------------------------------------------------------------------------
                                   2000           1999           1998
-------------------------------------------------------------------------------
REVENUES                         $ 872.4        $ 667.2        $ 562.9
OPERATING PROFIT                   169.6          111.9           82.6
-------------------------------------------------------------------------------

OPERATING MARGIN                    19.4%          16.8%          14.7%


CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION revenues accounted for 62.2% of the Company's revenues in fiscal 2000, 57.2% in fiscal 1999 and 52.6% in fiscal 1998. These revenues increased 30.8% to $872.4 million in fiscal 2000 from $667.2 million in fiscal 1999. The Company's trade distribution channel accounted for 26.4% of CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION sales in fiscal 2000, as compared to 17.0% in fiscal 1999 and 14.9% in fiscal 1998. Net trade sales more than doubled in fiscal 2000 due to the success of HARRY POTTER, the licensed property, POKEMON, and other book series including DEAR AMERICA, I SPY and CAPTAIN UNDERPANTS. Trade sales for fiscal 1999 increased by 35.1% due to the success of Scholastic branded book properties, including ANIMORPHS, DEAR AMERICA, I SPY, CLIFFORD THE BIG RED DOG and HARRY POTTER, as well as titles based on licensed properties such as STAR WARS and TELETUBBIES. School book club revenues accounted for 37.5% of CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION sales in fiscal 2000. Revenues from school book clubs increased 16.4% in fiscal 2000 and 12.9% in fiscal 1999 reflecting growth in the number of orders and revenue per order. Home continuity programs represented 9.2% of CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION and increased 8.8% in fiscal 2000 compared to the prior fiscal year. Revenues from school book fairs accounted for 26.9% of


                                                                   SCHOLASTIC 11

CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION sales in fiscal 2000. Sales growth for school book fairs of 18.1% in fiscal 2000 and 19.8% in fiscal 1999 was due in part to an increased number of fairs and in part to an increase in revenue per fair which resulted from broader product offerings. In fiscal 1999, growth in the number of fairs was primarily due to the benefit of the June 1998 acquisition of the assets of Pages Book Fairs Inc.

Operating income for CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION increased $87.0 million over the three fiscal years ended May 31, 2000 to $169.6 million or 19.4% of sales. Operating income for the segment was $111.9 million or 16.8% of sales for fiscal 1999 and $82.6 million or 14.7% of sales for fiscal 1998, respectively. Operating margins improved largely as a result of sales mix and the benefit of cost reductions in manufacturing and fulfillment activities in both fiscal 2000 and fiscal 1999. Selling, general and administrative costs as a percentage of revenue decreased from 37.1% in fiscal 1999 to 34.4% in fiscal 2000, due primarily to the significant increase in trade revenues, which incurs lower costs relative to the other operations included in this segment.

EDUCATIONAL PUBLISHING

The Company's EDUCATIONAL PUBLISHING segment includes the publication and distribution of K to 12 textbooks, supplemental materials, classroom magazines, teaching resources and instructional technology in and from the United States to schools and libraries.

                                                           (Amounts in millions)
--------------------------------------------------------------------------------
                                   2000            1999            1998
--------------------------------------------------------------------------------
REVENUES                         $ 219.8         $ 203.8         $ 210.6
OPERATING (LOSS)/PROFIT            (10.7)            2.4             0.4
--------------------------------------------------------------------------------

OPERATING MARGIN                     *               1.2%            0.2%

* not meaningful

EDUCATIONAL PUBLISHING revenues accounted for 15.7% of the Company's revenues in fiscal 2000, 17.5% in fiscal 1999 and 19.7% in fiscal 1998. In fiscal 2000, EDUCATIONAL PUBLISHING revenues increased 7.9% to $219.8 million from $203.8 million in fiscal 1999 and revenues related to sales of core and supplemental instructional materials to schools held steady at 74.7% of EDUCATIONAL PUBLISHING revenues. The revenue increase in fiscal 2000 was primarily due to higher sales of supplemental materials, sales of the Company's new reading intervention program (READ 180), and increased sales of SCHOLASTIC READING COUNTS!. This increase was partially offset by anticipated lower SCHOLASTIC LITERACY PLACE sales in a year with limited reading program adoptions. In fiscal 1999, EDUCATIONAL PUBLISHING revenues decreased 3.2% from $210.6 million in fiscal 1998. Revenues related to sales of core and supplemental instructional materials decreased 5.4% from fiscal 1998 primarily due to the wind down of the California adoption of SCHOLASTIC LITERACY PLACE. This decrease was partially offset by increased sales of supplemental instructional materials.

EDUCATIONAL PUBLISHING operating results decreased $13.1 million from a profit of $2.4 million in fiscal 1999, to a loss of $10.7 million in fiscal 2000. The decline in margins in fiscal 2000 was primarily the result of the promotion and selling and administrative costs associated with the Texas reading campaign and the launch costs related to READ 180. Fiscal 1999 operating income of $2.4 million (1.2% of sales) represented an improvement of $2.0 million from $0.4 million in fiscal 1998. Fiscal 1998 included the effect of an $8.3 million non-recurring charge related to the impairment of certain EDUCATIONAL PUBLISHING assets. Excluding the effect of this charge, operating income decreased $6.3 million from $8.7 million in fiscal 1998 to $2.4 million in fiscal 1999. In fiscal 1999, promotion and other selling and general administration costs associated with the launch of SCHOLASTIC READING COUNTS! were primarily responsible for the decline in margins.

MEDIA, LICENSING AND ADVERTISING

The Company's MEDIA, LICENSING AND ADVERTISING segment includes the production and distribution of programming and consumer products (including children's television programming, videos, CD-ROM's, feature films and non-book products) and internet services as well as advertising and promotional activities.

                                                           (AMOUNTS IN MILLIONS)
--------------------------------------------------------------------------------
                                  2000            1999            1998
--------------------------------------------------------------------------------
REVENUES                         $ 104.3         $ 103.5          $ 99.9
OPERATING PROFIT/(LOSS)            (10.3)           (2.7)           (7.4)
--------------------------------------------------------------------------------

OPERATING MARGIN                     *               *               *

* not meaningful


MEDIA, LICENSING AND ADVERTISING revenues accounted for 7.4% of the Company's revenues in fiscal 2000, 8.9% in fiscal 1999 and 9.3% in fiscal 1998. In fiscal 2000, increased revenue from consumer magazines and software sales were offset by declines in entertainment revenues and multimedia product sales. In fiscal 1999, increased sales of software, multimedia products and licensed merchandise were partially offset by the absence of revenues of $11.8 million due to the January 1, 1998, sale of the Company's SOHO Group.

Operating losses for the MEDIA, LICENSING AND ADVERTISING segment in fiscal 2000 reached $10.3 million, compared to a $2.7 million loss in fiscal 1999 and a $7.4 million loss in fiscal 1998. These results reflect increased promotional, editorial and other operating costs associated with the development of Scholastic.com. The improvement in fiscal 1999 was largely the result of strong software product sales in the school book club and school book fair selling channels combined with improved product cost efficiencies.

12 SCHOLASTIC

INTERNATIONAL

The INTERNATIONAL segment includes the publication and distribution of products and services outside the United States by the Company's operations in the United Kingdom, Canada, Australia and New Zealand and its newer businesses in Mexico, India, Ireland and Argentina. For the year ended May 31, 2000, 88.3% of the Company's INTERNATIONAL revenues were derived from the sale of children's books.

                                                           (AMOUNTS IN MILLIONS)
--------------------------------------------------------------------------------
                                   2000            1999            1998
--------------------------------------------------------------------------------
REVENUES                         $ 206.0         $ 191.0         $ 196.4
OPERATING PROFIT                     6.4             4.9             9.7
--------------------------------------------------------------------------------

OPERATING MARGIN                     3.1%            2.6%            4.9%


INTERNATIONAL sales accounted for 14.7% of the Company's revenues in fiscal 2000, 16.4% in fiscal 1999 and 18.4% in fiscal 1998. INTERNATIONAL revenues increased 7.9% from $191.0 million in fiscal 1999 to $206.0 million in fiscal 2000. Revenues from the Company's Canadian and Australian operations increased, with growth in the trade, book club and book fairs channels. This increase was partially offset by a sales decline in the United Kingdom, principally in the book club and book fair channels in part, due to the Company's decision to discontinue an unprofitable sales channel. In fiscal 2000, revenues in the United Kingdom and New Zealand were adversely impacted by weakness in their respective currencies relative to the stronger U.S. dollar. In fiscal 1999, INTERNATIONAL revenues decreased 2.7% from $196.4 million in fiscal 1998 reflecting the impact of lower United Kingdom sales in the book club, book fairs and trade channels. In both fiscal 1999 and fiscal 1998, revenues in Canada, Australia and New Zealand were adversely impacted by weakness in their respective currencies relative to the stronger U.S. dollar.

INTERNATIONAL operating income increased $1.5 million to $6.4 million (3.1% of sales) in fiscal 2000 from $4.9 million in fiscal 1999 (2.6% of sales) due to revenue increases in Canada and Australia. These increases were offset by certain charges incurred in the Company's United Kingdom operations as well as the adverse impact of foreign currency exchange rates. Together these charges and adverse foreign currency exchange rates totaled approximately $2.0 million. During fiscal 1999, the Company's Australian subsidiary was impacted by increased cost of product as a result of changes in product mix and higher product costs for United States dollar denominated purchases. Also, during fiscal 1999, the Canadian subsidiary incurred additional costs related to the opening of its new distribution facility.

SEASONALITY

The Company's book clubs, book fairs and most of its magazines operate on a school-year basis; therefore, the Company's business is highly seasonal. As a consequence, generally, the Company's revenues in the first and third quarters of the fiscal year are lower than its revenues in the other two fiscal quarters, and the Company experiences a substantial loss from operations in the first quarter. Typically, book clubs and book fairs experience the largest revenues in the second quarter of the fiscal year, while revenues from the sale of instructional materials are highest in the first quarter.

For the June through October time period, the Company experiences negative cash flow due to the seasonality of its business. Historically, as a result of the Company's business cycle, seasonal borrowings have increased during June, July and August, have generally peaked in September or October, and have been at the lowest point in May. The Grolier acquisition is not expected to significantly change the seasonality of the Company's results. (See Item 8, Supplementary Financial Information).

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased to $9.0 million for fiscal year 2000, an increase of $3.1 million over fiscal 1999 and $3.9 million over fiscal 1998.

Cash flow provided from operations was $146.2 million resulting from increased revenue and improved operating margins partially offset by working capital increases to support business growth. Within working capital, inventory increased reflecting a management decision to accelerate paper inventory purchases to take advantage of opportunistic pricing and to increase SCHOLASTIC LITERARY PLACE inventory in advance of this summer's Texas adoption.

Cash outflows for investing activities were $145.2 million for fiscal 2000, primarily related to prepublication costs, capital expenditures, royalty advances and production cost expenditures. Prepublication expenditures totaled $61.4 million, increasing $14.6 million from fiscal 1999, largely due to higher investments in core publishing and technology-based products, including the scheduled revision to SCHOLASTIC LITERACY PLACE and SCHOLASTIC SOLARES and the development of READ 180. The Company's capital expenditures totaled $46.0 million in fiscal 2000. Capital expenditures, including capitalized interest, increased $16.4 million from fiscal 1999 primarily due to the expansion of the Company's corporate headquarters. The Company expects increases in its fiscal 2001 capital expenditures resulting from the completion of the Company's expanded headquarters and the continued development of the Company's e-commerce capabilities. For fiscal 2000, payments for royalty advances totaled $23.4 million.

The Company believes its existing cash position, combined with funds generated from operations and available under the amended Loan Agreement and the Revolver, will be sufficient to

                                                                   SCHOLASTIC 13
finance its ongoing working capital requirements, including the Grolier operations, for the next fiscal year.

FINANCING

The Company maintains two unsecured credit facilities, the Loan Agreement and the Revolver, which provide for aggregate borrowings of up to $210.0 million (with a right, in certain circumstances, to increase to $240.0 million), including the issuance of up to $10.0 million in letters of credit. Both the Loan Agreement and Revolver expire on August 11, 2004. The Company uses these facilities to fund seasonal cash flow needs and other working capital requirements. At May 31, 2000, the Company had $5.6 million in borrowings outstanding under these facilities at a weighted average interest rate of 8.5%.

In addition, unsecured lines of credit available to the Company's United Kingdom, Canadian and Australian operations totaled $37.1 million at May 31, 2000. These lines are used primarily to fund local working capital needs. At May 31, 2000, $8.5 million in borrowings were outstanding under these lines at a weighted average interest rate of 6.4%.

To finance the June 22, 2000 acquisition of Grolier, the Company borrowed $350.0 million under a new unsecured loan agreement and also borrowed $50.0 million under its existing Loan Agreement. (See Item 7 - Subsequent Events).

ACQUISITIONS

In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such opportunities and prospects. Consistent with this strategy, in June 1998 the Company acquired certain assets of Pages Book Fairs, Inc. for approximately $10.5 million, and in January 1999, acquired certain assets of Quality Education Data. On June 22, 2000 the Company consummated the acquisition of Grolier for $400.0 million in cash. (See Item 7 - Subsequent Events).

YEAR 2000

The Company completed the implementation of its year 2000 remediation plan on a timely basis and such remediation plan, as implemented, addressed all mission critical systems. The Company is not aware of any adverse effects of year 2000 issues on the Company's systems and operations, as well as its vendor, customer and service provider relationships.

The total cost of the Company's Year 2000 program, was approximately $12.4 million, of which $4.4 million was incurred during fiscal 2000. No additional material program costs are anticipated in fiscal 2001.

NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted the provisions of EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". This consensus states that all shipping and handling billings to a customer in a sale transaction represent the fees earned for the goods provided and, accordingly, amounts billed related to shipping and handling should be classified as revenue. All prior revenues and expenses have been reclassified to conform to this consensus.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments (fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in offsetting changes in fair values or cash flows of both the hedge and the hedged item recognized in earnings or in accumulated comprehensive income in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in income. The Company does not expect, based upon its current assessment, that the adoption of SFAS 133 will have a material impact on its financial position, results of operations or cash flows. The Company is required to adopt the provisions of the standard in the first quarter of fiscal 2002.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The SAB provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt the provisions of the SAB no later than the fourth quarter of fiscal 2001. The Company does not expect that the adoption of SAB 101 will have a material impact on its financial position, result of operations or cash flows.

In June 2000, the Accounting Standards Executive Committee issued Statement of Position No. 00-2 ("SOP 00-2"), "Accounting by Producers or Distributors of Films." SOP 00-2 replaces the Statement of Financial Accounting Standards No. 53 ("SFAS 53"), "Financial Reporting by Producers and Distributors of Motion Picture Films." This SOP concluded that film costs should

14 SCHOLASTIC
be accounted for under an inventory model and discusses various topics such as revenue recognition, fee allocation in multiple films, accounting for exploitation costs and impairment assessment. The Company is required to adopt the provisions of SOP 00-2 in the first quarter of fiscal 2002. The Company does not expect that the adoption of SOP 00-2 will have a material impact on its financial position, result of operations or cash flows.

SUBSEQUENT EVENTS

On June 22, 2000, pursuant to a Stock Purchase Agreement dated as of April 13, 2000 and as amended, Scholastic Inc. acquired all of the issued and outstanding capital stock of Grolier Incorporated ("Grolier"), a Delaware corporation, for $400.0 million in cash. No Grolier debt was assumed by the Company in connection with the acquisition. The Company is accounting for the acquisition under the purchase method of accounting. Grolier's business activities will be included in the Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION, EDUCATIONAL PUBLISHING and INTERNATIONAL segments.

Grolier is the leading operator of United States direct-to-home book clubs for children, primarily serving children age five and under, and is the leading print and on-line publisher of children's non-fiction and reference products (including the Children's Press and Franklin Watts imprints in the United States and major encyclopedias) sold primarily to United States school libraries. Grolier also has significant international operations in the United Kingdom, Canada and Southeast Asia. Grolier also publishes books in the United States under the Orchard Books imprint for distribution through the trade channel.

The acquisition was financed by the Company using bank debt. Of the $400.0 million Grolier purchase price, $350.0 million was borrowed under a new credit facility (the "Grolier Facility") entered into to finance the acquisition and $50.0 million was borrowed under the Company's existing Loan Agreement. (See
Note 3 of Notes to Consolidated Financial Statements).

The Grolier Facility is a 364-day facility and may be extended for an additional year. Borrowings bear interest either at the prime rate or 0.39% to 1.10% over LIBOR. The Grolier Facility also provides for a facility fee ranging from 0.085% to 0.25%. The amounts charged vary based on the Company's credit rating. Based on the Company's credit rating at June 22, 2000, the interest rate and facility fee charged were 0.575% over LIBOR and 0.125%, respectively.

Effective as of June 22, 2000, the Company's Loan Agreement and Revolver were amended to adjust for the Company's increased debt levels resulting from the acquisition of Grolier. (See Note 3 of Notes to Consolidated Financial Statements).

The Board of Directors of the Company has recommended that the Company's Amended and Restated Certificate of Incorporation be amended to increase the number of shares of authorized Common Stock to 70,000,000 shares and Preferred Stock to 2,000,000 shares, subject to the approval of the company's stockholders entitled to vote thereon at the Company's Annual Meeting of Stockholders. If approved, this amendment would increase the number of authorized shares of capital stock of the Company to 74,500,000 shares, consisting of 70,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock, together with the previously authorized 2,500,000 shares of Class A stock.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including the following and other risks and factors identified from time to time in the Company's filings with the SEC:

o The Company's ability to continue to produce successful educational, trade, entertainment and software products;

o The ability of the Company's clubs and fairs to continue to successfully meet market needs;

o  The Company's ability to maintain relationships with its creative talent;

o Changes in purchasing patterns in and the strength of educational, trade, entertainment and software markets;

o Competition from other educational and trade publishers and media, entertainment and internet companies;

o Significant changes in the publishing industry, especially relating to the distribution and sale of books;

o The effect on the Company of volatility in the price of paper and periodic increases in postage rates;

o The Company's ability to effectively use the internet to support its existing businesses and to launch successful new internet initiatives;

                                                                   SCHOLASTIC 15

o  The general risks attendant to the conduct of business in foreign countries;

o The general risks inherent in the market impact of rising interest rates with regard to its variable debt facilities; and

o The Company's ability to successfully integrate the Grolier acquisition and to achieve the savings and cross-selling opportunities it has identified.

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

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has operations in various foreign countries. In the normal course of business, these operations are exposed to fluctuations in currency values. Management believes that the impact of currency fluctuations do not represent a significant risk in the context of the Company's current international operations. The Company does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes.

Market risks relating to the Company's operations result primarily from changes in interest rates. At May 31, 2000, the majority of the Company's long-term debt bore interest at a fixed rate. However, the fair market value of the fixed rate debt is sensitive to changes in interest rates. The Company is subject to the risk that market interest rates will decline and the interest rates under the fixed rate debt will exceed the then prevailing market rates. Under its current policies, the Company does not utilize any interest rate derivative instruments to manage its exposure to interest rate changes.

On June 22, 2000, the Company borrowed $350.0 million to finance the acquisition of Grolier under a new credit facility which is subject to market rate risk which will change the Company's overall market risk exposure in future periods. (See Note 12 of Notes to Consolidated Financial Statements).

At May 31, 2000, the balance outstanding under the facilities which have variable rates was $5.6 million, at a weighted-average interest rate of 8.5%. A 15% increase or decrease in the average interest rate on the Company's variable rate debt at May 31, 2000 would not have had a significant impact on the Company's results of operations.

Additional information relating to the Company's outstanding financial instruments is included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

16 SCHOLASTIC

ITEM 8   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Index to Consolidated Financial Statements and
  Financial Statement Schedule                                           PAGE(S)

Consolidated Statement of Income for the three years ended
  May 31, 2000, 1999 and 1998                                                 19

Consolidated Balance Sheet at May 31, 2000 and 1999                        20-21

Consolidated Statement of Changes in Stockholders' Equity
  and Comprehensive Income for the three years ended
  May 31, 2000, 1999 and 1998                                                 22

Consolidated Statement of Cash Flows for the three years
  ended May 31, 2000, 1999 and 1998                                           23

Notes to Consolidated Financial Statements                                 24-34

Report of Independent Auditors                                                35

Supplementary Financial Information -- Summary of
  Quarterly Results of Operations (unaudited)                                 36


The following consolidated financial statement schedule for the three years ended May 31, 2000, 1999 and 1998 is included in Item 14(d):

Schedule II-- Valuation and Qualifying Accounts and Reserves                  46



All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

                                                                   SCHOLASTIC 17
                         page intentionally left blank



18 SCHOLASTIC

CONSOLIDATED STATEMENT OF INCOME

                YEARS ENDED MAY 31, (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
                                                   2000       1999       1998
--------------------------------------------------------------------------------
REVENUES                                         $1,402.5   $1,165.5   $1,069.8

OPERATING COSTS AND EXPENSES:
 COST OF GOODS SOLD                                 678.3      571.9      548.2
 SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                         592.6      493.3      440.3
 OTHER OPERATING COSTS:
   DEPRECIATION                                      19.7       16.9       15.0
   GOODWILL AND TRADEMARK AMORTIZATION                4.4        5.5        6.7
   NON-RECURRING CHARGES                              8.5         --       11.4
--------------------------------------------------------------------------------

TOTAL OPERATING COSTS AND EXPENSES                1,303.5    1,087.6    1,021.6
--------------------------------------------------------------------------------

OPERATING INCOME                                     99.0       77.9       48.2

SALE OF SOHO GROUP                                     --         --       10.0
INTEREST EXPENSE, NET                               (18.6)     (19.0)     (20.1)
--------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                         80.4       58.9       38.1
PROVISION FOR INCOME TAXES                           29.0       22.1       14.5
--------------------------------------------------------------------------------

NET INCOME                                       $   51.4   $   36.8   $   23.6
================================================================================

EARNINGS PER CLASS A AND COMMON SHARE:
 BASIC                                           $   3.07   $   2.25   $   1.46
 DILUTED                                         $   2.96   $   2.20   $   1.45
--------------------------------------------------------------------------------

See accompanying notes

                                                                   SCHOLASTIC 19

CONSOLIDATED BALANCE SHEET


      BALANCES AT MAY 31, (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------
ASSETS                                                        2000        1999
--------------------------------------------------------------------------------
CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS                                   $  9.0      $  5.9
 ACCOUNTS RECEIVABLE (LESS ALLOWANCE
  FOR DOUBTFUL ACCOUNTS OF $14.7 AT
  MAY 31, 2000 AND $12.3 AT MAY 31, 1999)                     153.7       136.4
 INVENTORIES                                                  290.7       227.4
 DEFERRED INCOME TAXES                                         57.2        41.8
 PREPAID AND OTHER CURRENT ASSETS                              29.1        22.7
--------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                       539.7       434.2
--------------------------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT:
 LAND                                                           7.0         6.7
 BUILDINGS                                                     41.4        40.1
 FURNITURE, FIXTURES AND EQUIPMENT                            115.7        97.9
 LEASEHOLD IMPROVEMENTS                                        90.8        72.9
--------------------------------------------------------------------------------
                                                              254.9       217.6
 LESS ACCUMULATED DEPRECIATION AND AMORTIZATION               (78.5)      (65.4)
--------------------------------------------------------------------------------
   NET PROPERTY, PLANT AND EQUIPMENT                          176.4       152.2
--------------------------------------------------------------------------------


OTHER ASSETS AND DEFERRED CHARGES:
 PREPUBLICATION COSTS                                         116.1        95.3
 GOODWILL AND TRADEMARKS                                       66.4        71.1
 ROYALTY ADVANCES                                              48.7        54.4
 PRODUCTION COSTS                                              14.2         9.0
 OTHER                                                         21.7        26.1
--------------------------------------------------------------------------------
   TOTAL OTHER ASSETS AND DEFERRED CHARGES                    267.1       255.9
--------------------------------------------------------------------------------

     TOTAL ASSETS                                            $983.2      $842.3
================================================================================

20 SCHOLASTIC

--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                         2000        1999
--------------------------------------------------------------------------------
CURRENT LIABILITIES:
 LINES OF CREDIT AND CURRENT PORTION OF LONG-TERM DEBT      $   8.7     $  18.2
 ACCOUNTS PAYABLE                                             129.7        97.0
 ACCRUED ROYALTIES                                             32.8        23.7
 ACCRUED TAXES                                                 23.8         7.7
 DEFERRED REVENUE                                              10.3         6.7
 OTHER ACCRUED EXPENSES                                        80.5        58.5
--------------------------------------------------------------------------------
   TOTAL CURRENT LIABILITIES                                  285.8       211.8
--------------------------------------------------------------------------------

NONCURRENT LIABILITIES:
 LONG-TERM DEBT                                               241.1       248.0
 OTHER NONCURRENT LIABILITIES                                  26.3        21.1
--------------------------------------------------------------------------------
   TOTAL NONCURRENT LIABILITIES                               267.4       269.1
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES                                    --          --

STOCKHOLDERS' EQUITY:
 PREFERRED STOCK, $1.00 PAR VALUE
    AUTHORIZED-1,000,000 SHARES; ISSUED-NONE                     --          --
 CLASS A STOCK, $.01 PAR VALUE
    AUTHORIZED-2,500,000 SHARES; ISSUED-828,100 SHARES          0.0         0.0
 COMMON STOCK, $.01 PAR VALUE
    AUTHORIZED-25,000,000 SHARES; ISSUED-17,027,190
    SHARES (16,946,803 SHARES AT MAY 31, 1999)                  0.2         0.2
 ADDITIONAL PAID-IN CAPITAL                                   222.7       212.3
 ACCUMULATED OTHER COMPREHENSIVE LOSS:
    FOREIGN CURRENCY TRANSLATION ADJUSTMENT                   (11.1)       (5.7)
 RETAINED EARNINGS                                            242.8       191.4
 LESS 851,006 SHARES (1,301,658 SHARES AT MAY 31, 1999)
   OF COMMON STOCK IN TREASURY, AT COST                       (24.6)      (36.8)
--------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                430.0       361.4
--------------------------------------------------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 983.2     $ 842.3
================================================================================

See accompanying notes

                                                                   SCHOLASTIC 21

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME

                                                   YEARS ENDED MAY 31, 2000, 1999 AND 1998 (AMOUNTS IN MILLIONS, EXCEPT SHARE DATA)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               ACCUMULATED
                                                                 ADDITIONAL       OTHER                                  TOTAL
                                         CLASS A       COMMON      PAID-IN    COMPREHENSIVE   RETAINED   TREASURY    STOCKHOLDERS'
                                          STOCK         STOCK      CAPITAL        LOSS        EARNINGS     STOCK        EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 1, 1997                  $ 0.0        $ 0.2       $ 203.8      $ (0.7)        $ 131.0     $ (36.8)       $ 297.5
COMPREHENSIVE INCOME:
 NET INCOME                                                                                      23.6                       23.6
 OTHER COMPREHENSIVE LOSS:
     FOREIGN CURRENCY TRANSLATION
       ADJUSTMENT                                                                (4.3)                                      (4.3)
                                                                                                                          ------
 TOTAL COMPREHENSIVE INCOME                                                                                                 19.3
PROCEEDS FROM ISSUANCE OF
 COMMON STOCK PURSUANT
 TO EMPLOYEE STOCK PLANS
 (69,500 SHARES ISSUED)                                 0.0           0.7                                                    0.7
TAX BENEFIT REALIZED FROM STOCK
 OPTION TRANSACTIONS                                                  0.6                                                    0.6
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MAY 31, 1998                    0.0          0.2         205.1        (5.0)          154.6       (36.8)         318.1
COMPREHENSIVE INCOME:
 NET INCOME                                                                                      36.8                       36.8
 OTHER COMPREHENSIVE LOSS:
     FOREIGN CURRENCY TRANSLATION
       ADJUSTMENT                                                                (0.7)                                      (0.7)
                                                                                                                          ------
   TOTAL COMPREHENSIVE INCOME                                                                                               36.1
PROCEEDS FROM ISSUANCE OF
 COMMON STOCK PURSUANT
 TO EMPLOYEE STOCK PLANS
 (205,613 SHARES ISSUED)                                0.0           5.8                                                    5.8
TAX BENEFIT REALIZED FROM STOCK
 OPTION TRANSACTIONS                                                  1.4                                                    1.4
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MAY 31, 1999                    0.0          0.2         212.3        (5.7)          191.4       (36.8)         361.4
COMPREHENSIVE INCOME:
 NET INCOME                                                                                      51.4                       51.4
 OTHER COMPREHENSIVE LOSS:
     FOREIGN CURRENCY TRANSLATION
       ADJUSTMENT                                                                (5.4)                                      (5.4)
                                                                                                                          ------
 TOTAL COMPREHENSIVE INCOME                                                                                                 46.0
PROCEEDS FROM ISSUANCE OF
 COMMON STOCK PURSUANT
 TO EMPLOYEE STOCK PLANS
 (531,039 SHARES ISSUED,
 450,652 SHARES FROM
 TREASURY STOCK, NET OF
 25,072 SHARES SURRENDERED)                             0.0           6.3                                    12.2           18.5
TAX BENEFIT REALIZED FROM STOCK
 OPTION TRANSACTIONS                                                  4.1                                                    4.1
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MAY 31, 2000                  $ 0.0        $ 0.2       $ 222.7     $ (11.1)        $ 242.8     $ (24.6)       $ 430.0
===================================================================================================================================

See accompanying notes

22 SCHOLASTIC

CONSOLIDATED STATEMENT OF CASH FLOWS


                                       YEARS ENDED MAY 31, (AMOUNTS IN MILLIONS)
--------------------------------------------------------------------------------
                                                    2000       1999       1998
--------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
 NET INCOME                                       $  51.4    $  36.8    $  23.6
 ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION                     24.1       22.4       21.7
   AMORTIZATION OF PREPUBLICATION AND
    PRODUCTION COSTS                                 47.3       50.5       42.5
   ROYALTY ADVANCES EXPENSED                         29.2       21.8       17.7
   PROVISION FOR LOSSES ON ACCOUNTS RECEIVABLE       20.5       17.0       14.6
   DEFERRED INCOME TAXES                            (15.1)      (2.1)      (8.4)
   NON-CASH PORTION OF NON-RECURRING CHARGES          8.5         --       11.4
   GAIN ON THE SALE OF THE SOHO GROUP                  --         --      (10.0)
   CHANGES IN ASSETS AND LIABILITIES:
    ACCOUNTS RECEIVABLE                             (39.1)     (35.5)     (38.9)
    INVENTORIES                                     (66.8)     (23.3)      13.8
    PREPAID AND OTHER CURRENT ASSETS                 (6.7)      (4.0)      18.6
    ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES      50.1       29.6       (2.3)
    ACCRUED ROYALTIES                                 9.2        6.8        9.3
    ACCRUED TAXES                                    16.2       (3.1)       1.8
    DEFERRED REVENUE                                  3.1       (3.7)       3.1
   OTHER, NET                                        14.3        4.4       (0.8)
--------------------------------------------------------------------------------
 TOTAL ADJUSTMENTS                                   94.8       80.8       94.1
--------------------------------------------------------------------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES        146.2      117.6      117.7

CASH FLOWS USED IN INVESTING ACTIVITIES:
 PREPUBLICATION COSTS                               (61.4)     (46.8)     (25.4)
 ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT         (46.0)     (29.6)     (20.3)
 ROYALTY ADVANCES                                   (23.4)     (27.8)     (31.7)
 PRODUCTION COSTS                                   (13.8)     (13.8)     (13.0)
 BUSINESS AND TRADEMARK ACQUISITION-RELATED
   PAYMENTS                                          (0.2)     (14.9)      (6.0)
 PROCEEDS RECEIVED FROM THE SALE OF THE
   SOHO GROUP                                          --         --       19.2
 OTHER                                               (0.4)      (3.9)      (2.0)
--------------------------------------------------------------------------------
   NET CASH USED IN INVESTING ACTIVITIES           (145.2)    (136.8)     (79.2)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
 BORROWINGS UNDER LOAN AGREEMENT AND REVOLVER       342.8      269.2      243.9
 REPAYMENTS OF LOAN AGREEMENT AND REVOLVER         (347.3)    (264.7)    (288.3)
 BORROWINGS UNDER LINES OF CREDIT                   122.2       66.9       68.6
 REPAYMENTS OF LINES OF CREDIT                     (133.1)     (58.7)     (63.6)
 PROCEEDS PURSUANT TO EMPLOYEE STOCK PLANS, NET      16.7        5.8        0.7
 TAX BENEFIT REALIZED FROM STOCK OPTION
  TRANSACTIONS                                        4.1        1.4        0.6
 OTHER                                               (3.2)        --       (0.3)
--------------------------------------------------------------------------------
   NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES                                        2.2       19.9      (38.4)
 EFFECT OF EXCHANGE RATE CHANGES ON CASH             (0.1)       0.1        0.1
--------------------------------------------------------------------------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS            3.1        0.8        0.2
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       5.9        5.1        4.9
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR          $   9.0    $   5.9    $   5.1
================================================================================
SUPPLEMENTAL INFORMATION:
 INCOME TAXES PAID                                $  17.5    $  23.0    $  17.1
 INTEREST PAID                                       20.1       20.1       21.5
--------------------------------------------------------------------------------

See accompanying notes

                                                                   SCHOLASTIC 23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Scholastic Corporation and all wholly-owned subsidiaries (the "Company"). All intercompany transactions are eliminated.

USE OF ESTIMATES

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Significant estimates that affect the financial statements include, but are not limited to, book returns, recoverability of inventory, recoverability of advances to authors, amortization periods, recoverability of prepublication and film production costs and recoverability of other long-lived assets.

CASH EQUIVALENTS

Cash equivalents consist of short-term investments with original maturities of less than three months.

INVENTORIES

Inventories are stated at the lower of cost, using the first-in, first-out method, or market.

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

OTHER ASSETS AND DEFERRED CHARGES

Prepublication costs are amortized on the straight-line basis over a two- to five-year period commencing with publication. Goodwill and trademarks acquired by the Company are amortized on the straight-line basis over the estimated future periods, which are generally between fifteen and twenty-five years. Royalty advances are expensed as related revenues are earned or when future recovery appears doubtful. Production costs are stated at the lower of cost less amortization or net realizable value. Production costs are amortized in the proportion that current revenues bear to estimated remaining total lifetime revenues.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates its long-lived assets, including goodwill and trademarks, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets as determined by estimated discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to enter into the determination of taxable income.

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

Revenue from the sale of film rights, principally for the home video and domestic and foreign syndicated television markets, is recognized when the film has been delivered and is available for showing or exploitation. Income from licensing is recorded in accordance with royalty agreements, at the time characters are available to the licensee and collections are reasonably assured.

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) in accounting for its employee stock options. Under APB 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant where the exercise price and number of shares subject to grant are fixed.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiaries are translated into United States dollars at the current balance

24 SCHOLASTIC
sheet rates, except that revenues, costs and expenses are translated at average current rates during each reporting period. Net gains or losses resulting from the translation of the foreign financial statements and the effect of exchange rate changes on long-term intercompany transactions are accumulated and charged directly to the foreign currency translation adjustment component of stockholders' equity.

EARNINGS PER SHARE

Earnings per share are based on the combined weighted-average number of Class A and Common Shares outstanding using the treasury stock method. Potentially dilutive securities are excluded from the computation of diluted earnings per share for the periods in which they have an anti-dilutive effect.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted the provisions of EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". This consensus states that all shipping and handling billings to a customer in a sale transaction represent the fees earned for the goods provided and, accordingly, amounts billed related to shipping and handling should be classified as revenue. Certain prior year amounts have been reclassified in accordance with the consensus.

In June 1998, the Financial Accounting Standards Board issued, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments (fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in offsetting changes in fair values or cash flows of both the hedge and the hedged item recognized in earnings or in accumulated comprehensive income in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in income. The Company does not expect, based upon its current assessment, that the adoption of SFAS 133 will have a material impact on its financial position, results of operations or cash flows. Under SFAS 133, the Company is required to adopt the provisions of this standard in the first quarter of fiscal 2002.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The SAB provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt the provisions of the SAB no later than the fourth quarter of fiscal 2001. The Company does not expect that the adoption of SAB 101 will have a material impact on its financial position, result of operations or cash flows.

In June 2000, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 00-2 ("SOP 00-2"), "Accounting by Producers or Distributors of Films." SOP 00-2 replaces the Statement of Financial Accounting Standards No. 53 ("SFAS 53"), "Financial Reporting by Producers and Distributors of Motion Picture Films." This SOP concluded that film costs should be accounted for under an inventory model and discusses various topics such as revenue recognition, fee allocation in multiple films, accounting for exploitation costs, and impairment assessment. The Company is required to adopt the provisions of SOP 00-2 in the first quarter of fiscal 2002. The Company does not expect that the adoption of SOP 00-2 will have a material impact on its financial position, result of operations or cash flows.

2. SEGMENT INFORMATION

The Company is a global children's publishing and media company with operations in the United States, the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong, India, Ireland and Argentina, and distributes its products and services through a variety of channels, including school book clubs, school book fairs and trade.

The Company's businesses are categorized in the operating segments identified below. Such segment classification reflects the nature of products and services consistent with how the chief operating decision maker assesses operating performance and allocates resources.

o CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION includes the publication and distribution of children's books in and from the United States through school book clubs, continuity programs, school book fairs and the trade channel.

o EDUCATIONAL PUBLISHING includes the publication and distribution of K to 12 textbooks, supplemental materials, classroom magazines, teaching resources and instructional technology in and from the United States to schools and libraries.

o MEDIA, LICENSING AND ADVERTISING includes the production and distribution of programming and consumer products (including television programming, videos, CD-ROM's, feature films and non-book products) and internet services, as well as advertising and promotional activities.

o INTERNATIONAL includes the publication and distribution of products and services outside the United States by the Company's operations in the United Kingdom, Canada, Australia and New Zealand, and its newer businesses in Mexico, India, Ireland and Argentina.

                                                                   SCHOLASTIC 25

The following table sets forth information for the three fiscal years ended May 31 about the Company's segments:

                                      CHILDREN'S
                                         BOOK                       MEDIA,
                                      PUBLISHING                  LICENSING
                                          AND       EDUCATIONAL      AND                     TOTAL
                                     DISTRIBUTION    PUBLISHING  ADVERTISING   OVERHEAD(1)  DOMESTIC   INTERNATIONAL   CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
 2000
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES                                  $ 872.4      $ 219.8      $ 104.3     $    0.0    $ 1,196.5       $ 206.0      $ 1,402.5
DEPRECIATION                                  3.6          1.0          2.1          9.3         16.0           3.7           19.7
AMORTIZATION(2)                              12.8         29.5          8.0          0.0         50.3           1.4           51.7
ROYALTY ADVANCES EXPENSED                    22.6          1.6          3.4          0.0         27.6           1.6           29.2
SEGMENT PROFIT/(LOSS)(3)                    169.6        (10.7)       (10.3)       (56.0)        92.6           6.4           99.0
SEGMENT ASSETS                              356.8        223.3         61.2        204.7        846.0         137.2          983.2
LONG-LIVED ASSETS(4)                         96.3        111.6         35.0        127.0        369.9          51.9          421.8
EXPENDITURES FOR LONG-LIVED ASSETS(5)        37.9         47.3         26.6         28.5        140.3           4.4          144.7
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
 1999
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES                                  $ 667.2      $ 203.8      $ 103.5      $   0.0     $  974.5       $ 191.0      $ 1,165.5
DEPRECIATION                                  3.1          0.8          0.8          8.7         13.4           3.5           16.9
AMORTIZATION(2)                              12.7         24.4         15.7          0.0         52.8           3.2           56.0
ROYALTY ADVANCES EXPENSED                    16.9          1.8          1.6          0.0         20.3           1.5           21.8
SEGMENT PROFIT/(LOSS)(3)                    111.9          2.4         (2.7)       (38.6)        73.0           4.9           77.9
SEGMENT ASSETS                              314.6        166.5         52.4        163.2        696.7         145.6          842.3
LONG-LIVED ASSETS(4)                         97.3         95.5         24.1        107.6        324.5          57.5          382.0
EXPENDITURES FOR LONG-LIVED ASSETS(5)        37.5         34.5         19.1         16.2        107.3          10.7          118.0
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
 1998
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES                                  $ 562.9      $ 210.6     $   99.9      $   0.0     $  873.4       $ 196.4      $ 1,069.8
DEPRECIATION                                  2.4          0.9          0.7          7.5         11.5           3.5           15.0
AMORTIZATION(2)                              12.6         20.5         13.7          0.0         46.8           2.4           49.2
ROYALTY ADVANCES EXPENSED                    16.6          1.0         (1.0)         0.0         16.6           1.1           17.7
SEGMENT PROFIT/(LOSS)(6)                     82.6          0.4         (7.4)       (37.1)        38.5           9.7           48.2
SEGMENT ASSETS                              255.9        177.2         40.8        155.6        629.5         134.1          763.6
LONG-LIVED ASSETS(4)                         84.8         87.6         18.8         97.2        288.4          56.8          345.2
EXPENDITURES FOR LONG-LIVED ASSETS(5)        43.2         12.4         18.2          9.2         83.0           7.4           90.4
-----------------------------------------------------------------------------------------------------------------------------------

(1) Overhead includes all domestic corporate-related items not allocated to reportable segments. As it relates to the segment profit/(loss), unallocated expenses include costs related to the management of corporate assets and for fiscal 2000, non-recurring charges related to the establishment of a litigation reserve of $6.7 and to the liquidation of certain stock options or $1.8. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company's headquarters in the metropolitan New York area and its National Service Operation located in Missouri.

(2) Includes amortization of goodwill, intangible assets, and prepublication and production costs.

(3)  Segment profit/(loss) represents earnings before interest and income taxes.

(4) Includes property, plant and equipment, prepublication costs, goodwill and trademarks, royalty advances and production costs.

(5) Includes purchases of property, plant and equipment, investments in prepublication and production costs, and royalty advances.

(6) Segment profit/(loss) represents earnings before interest, income taxes and the fiscal 1998 gain on the sale of the SOHO Group. This amount includes non-recurring charges relating to the impairment of certain assets consisting primarily of unamortized prepublication costs of $6.9 and related inventory costs of $4.5; with approximately $8.3 and $3.1 of the charges relating to the Company's EDUCATIONAL PUBLISHING and MEDIA, LICENSING AND ADVERTISING segments, respectively.

3. DEBT
Debt consisted of the following at May 31,

-----------------------------------------------------------------------------------------------------------------------------------
                                                                               2000                               1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      CARRYING         FAIR               CARRYING        FAIR
                                                                        VALUE          VALUE                VALUE         VALUE
  LINES OF CREDIT                                                      $   8.5       $   8.5               $  18.0      $  18.0
  LOAN AGREEMENT AND REVOLVER                                              5.6           5.6                  10.0         10.0
  7% NOTES DUE 2003, NET OF DISCOUNT                                     124.8         120.8                 124.8        126.1
  CONVERTIBLE SUBORDINATED DEBENTURES                                    110.0         104.4                 110.0        106.7
  OTHER DEBT                                                               0.9           0.9                   3.4          3.4
-----------------------------------------------------------------------------------------------------------------------------------
   TOTAL DEBT                                                            249.8         240.2                 266.2        264.2

  LESS CURRENT PORTION OF LONG TERM DEBT AND LINES OF CREDIT              (8.7)         (8.7)                (18.2)       (18.2)
-----------------------------------------------------------------------------------------------------------------------------------

   TOTAL LONG-TERM DEBT                                                $ 241.1       $ 231.5               $ 248.0      $ 246.0
===================================================================================================================================

Short-term debt is carried at cost which approximates fair value. Fair values were estimated based on market quotes, where available, or dealer quotes.

26 SCHOLASTIC

LOAN AGREEMENT

The Company and Scholastic Inc. (a wholly-owned subsidiary) are joint and several borrowers under a loan agreement with certain banks which was amended and restated effective August 11, 1999 (the "Loan Agreement"). The Loan Agreement, which expires August 11, 2004, provides for aggregate unsecured borrowings of up to $170.0 (with a right in certain circumstances to increase it to $200.0) including the issuance of up to $10.0 in letters of credit (of which none was outstanding at May 31, 2000). Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company's credit rating. Based on the Company's credit rating at May 31, 2000, the interest rate, facility fee and utilization fee were 9.5%, 0.150%, and 0.075%, respectively. At May 31, 2000, there were no amounts outstanding under The Loan Agreement. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. (See Note 12, Subsequent Events.)

REVOLVER

The Company and Scholastic Inc. are joint and several borrowers under a Revolving Loan Agreement with a bank, which was amended and restated effective November 10, 1999 (the "Revolver") and provides for unsecured revolving credit loans of up to $40.0 and expires on August 11, 2004. Interest under this facility is at the prime rate minus 1% or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company's credit rating. Based on the Company's credit rating at May 31, 2000, the interest rate and facility fee were 8.5% and 0.150%, respectively. At May 31, 2000, there was $5.6 outstanding under the Revolver. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions.

7% NOTES DUE 2003

On December 23, 1996, the Company issued $125.0 of 7% Notes (the "Notes"). The Notes are unsecured and unsubordinated obligations of the Company and will mature on December 15, 2003. The Notes are not redeemable prior to maturity. Interest on the Notes is payable semi-annually on December 15 and June 15 of each year.

CONVERTIBLE SUBORDINATED DEBENTURES

On August 18, 1995, the Company sold $110.0 of 5.0% Convertible Subordinated Debentures due August 15, 2005 (the "Debentures") under Regulation S and Rule 144A of the Securities Act of 1933. The Debentures are listed on the Luxembourg Stock Exchange and are designated for trading in the Portal system of the National Association of Securities Dealers, Inc.

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

The Debentures are subordinated to the Loan Agreement, the Revolver and the Notes.

LINES OF CREDIT

The Company's international subsidiaries had unsecured lines of credit available of $37.1 and $37.9 at May 31, 2000 and 1999, respectively. There were $8.5 and $18.0 outstanding under these credit lines at May 31, 2000 and 1999, respectively. These lines of credit are considered short-term in nature. The weighted-average interest rates on the outstanding amounts were 6.40% and 7.15% at May 31, 2000 and 1999, respectively.

4. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company leases warehouse space, office space and equipment under various operating leases. Certain of these leases provide for rent increases based on price-level factors. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company has no significant capitalized leases. Total rent expense relating to the Company's operating leases was $35.9, $32.2 and $26.2 for the fiscal years ended May 31, 2000, 1999 and 1998, respectively. These rentals include payments under the terms of the escalation provisions and are net of sublease income.

The aggregate minimum future annual rental commitments at May 31, 2000, under all non-cancelable operating leases, totaling $334.9 are as follows: 2001 - $35.2; 2002 - $30.4; 2003 - $25.3; 2004 - $20.6; 2005 - $16.8; later years -
$206.6.

The Company had certain contractual commitments at May 31, 2000 totaling $18.7. The aggregate annual commitments were as follows: 2001 - $14.8; 2002 - $3.0; 2003 - $0.5; 2004 - $0.1; 2005 - $0.3; later years - none.

CONTINGENCIES

The Company and certain officers have been named as defendants in litigation which alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, resulting from purportedly materially false and misleading statements to the investing public concerning the financial condition of the Company.
On January 26, 2000, an order was entered granting the Company's motion to dismiss plaintiffs' Second Amended Consolidated Complaint without leave to further amend the complaint. Previously, on December 14, 1998, an order was entered granting the Company's motion to dismiss plaintiffs' First

                                                                   SCHOLASTIC 27

Amendment Consolidated Complaint, with leave to amend the complaint. In dismissing both complaints, which alleged substantially similar claims, the court held that plaintiffs failed to state a claim upon which relief can be granted. Plaintiffs have appealed the most recent dismissal. The Company continues to believe that the litigation is without merit and will continue to vigorously defend against it.

On February 1, 1999, two subsidiaries of the Company commenced an action in the Supreme Court of the State of New York in New York County against Parachute Press, Inc. ("Parachute"), the licensor of certain publication and nonpublication rights to the GOOSEBUMPS series, certain affiliated Parachute companies and R.L. Stine, individually, alleging material breach of contract and fraud in connection with the agreements under which such GOOSEBUMPS rights are licensed to the Company. The issues in the case are also, in part, the subject of two litigations commenced by Parachute following repeated notices from the Company to Parachute of material breaches by Parachute of the agreements under which such rights are licensed and the exercise by the Company of its contractual remedies under the agreements. The first Parachute action, in which two subsidiaries of the Company are defendants and counterclaim plaintiffs, was commenced in the federal court for the Southern District of New York on November 14, 1997 and was dismissed for lack of subject matter jurisdiction on January 29, 1999. Parachute filed an appeal of the dismissal. The Court of Appeals for the Second Circuit vacated the dismissal and remanded the case for further proceedings. The second Parachute action was filed contemporaneously with the filing of the Company's complaint on February 1, 1999 in the Supreme Court of the State of New York in New York County. In its two complaints, and in its counterclaims, Parachute alleges that the exercise of contractual remedies by the Company was improper and seeks declaratory relief and unspecified damages for, among other claims, alleged breaches of contract and acts of unfair competition. Damages sought by Parachute include the payment of a total of approximately $36.1 of advances over the term of the contract (of which approximately $15.3 had been paid at the time the first Parachute litigation began) and payments of royalties set-off by Scholastic against amounts claimed by the Company. The Company is seeking declaratory relief and damages for, among other claims, breaches of contract, fraud and acts of unfair competition. Damages sought by the Company include lost profits and disgorgement of certain payments received by Parachute. On July 21, 2000, the Company and Parachute each filed motions for partial summary judgement in the state court cases. The Company intends to vigorously pursue its claims against Parachute and the other named defendants and to vigorously defend its position in these proceedings. The Company does not believe that this dispute will have a material adverse effect on its financial condition.

In addition to the above actions, various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

5. INCOME TAXES

The provision for income taxes for the indicated fiscal years ended May 31 are based on earnings/(losses) before taxes as follows:

--------------------------------------------------------------------------------
                                   2000            1999            1998
--------------------------------------------------------------------------------
UNITED STATES                     $ 82.4          $ 63.0          $ 36.6
NON-UNITED STATES                   (2.0)           (4.1)            1.5
--------------------------------------------------------------------------------

                                  $ 80.4          $ 58.9          $ 38.1
================================================================================

The provision for income taxes for the indicated fiscal years ended May 31 consists of the following components:

--------------------------------------------------------------------------------
                                   2000            1999            1998
--------------------------------------------------------------------------------
FEDERAL
  CURRENT                         $ 37.6          $ 21.3          $ 18.4
  DEFERRED                         (12.8)           (2.6)           (8.6)
--------------------------------------------------------------------------------

                                  $ 24.8          $ 18.7           $ 9.8
================================================================================
STATE AND LOCAL
  CURRENT                          $ 4.2           $ 2.7           $ 3.0
  DEFERRED                          (2.4)            0.2             0.1
--------------------------------------------------------------------------------

                                   $ 1.8           $ 2.9           $ 3.1
================================================================================
INTERNATIONAL
  CURRENT                          $ 2.3           $ 0.2           $ 1.5
  DEFERRED                           0.1             0.3             0.1
--------------------------------------------------------------------------------

                                   $ 2.4           $ 0.5           $ 1.6
================================================================================
TOTAL
  CURRENT                         $ 44.1          $ 24.2          $ 22.9
  DEFERRED                         (15.1)           (2.1)           (8.4)
--------------------------------------------------------------------------------

                                  $ 29.0          $ 22.1          $ 14.5
================================================================================

28 SCHOLASTIC

The provision for income taxes attributable to continuing operations differ from the amount of tax determined by applying the federal statutory rate as follows:

--------------------------------------------------------------------------------
                                         2000           1999           1998
--------------------------------------------------------------------------------
COMPUTED FEDERAL
  STATUTORY PROVISION                   $ 28.1         $ 20.6         $ 13.3
STATE INCOME TAX PROVISION,
  NET OF FEDERAL INCOME
   TAX BENEFIT                             1.2            1.9            2.0
DIFFERENCE IN EFFECTIVE TAX RATES
  ON EARNINGS OF FOREIGN
   SUBSIDIARIES                            0.2           (0.1)          (0.9)
CHARITABLE CONTRIBUTIONS                  (0.8)          (0.5)           0.0
OTHER - NET                                0.3            0.2            0.1
--------------------------------------------------------------------------------

TOTAL PROVISION FOR INCOME TAXES        $ 29.0         $ 22.1         $ 14.5
================================================================================

EFFECTIVE TAX RATES                       36.1%          37.5%          38.1%
================================================================================

The undistributed earnings of foreign subsidiaries at May 31, 2000 are $18.6. Any remittance of foreign earnings would not result in any significant additional tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes as determined under enacted tax laws and rates. The tax effects of these items that give rise to deferred tax assets and liabilities as of May 31 for the indicated fiscal years are as follows:

--------------------------------------------------------------------------------
                                              2000           1999
--------------------------------------------------------------------------------
NET DEFERRED TAX ASSETS:
  TAX UNIFORM CAPITALIZATION                  $ 28.0         $ 23.6
  INVENTORY RESERVES                            14.2           11.7
  OTHER ACCOUNTING RESERVES                     12.8            3.6
  POST-RETIREMENT, POST-EMPLOYMENT
   AND PENSION OBLIGATIONS                       7.6            7.0
  THEATRICAL MOTION PICTURE ACCOUNTING           2.5            2.4
  DEPRECIATION                                  (4.8)          (3.6)
  OTHER - NET                                   (5.3)          (3.0)
--------------------------------------------------------------------------------

TOTAL NET DEFERRED TAX ASSETS                 $ 55.0         $ 41.7
================================================================================

Net deferred tax assets of $55.0 at May 31, 2000 and $41.7 at May 31, 1999 include $57.2 and $41.8 in deferred income taxes, $1.1 and $1.2 in Other assets, and $(3.3) and $(1.3) in Other noncurrent liabilities at May 31, 2000 and 1999, respectively.

6. CAPITAL STOCK AND STOCK OPTIONS

The Company has authorized capital stock of 25,000,000 shares of Common Stock, $0.01 par value (the "Common Stock"), 2,500,000 shares of Class A Stock, $0.01 par value (the "Class A Stock"), and 1,000,000 shares of Preferred Stock, $1.00 par value (the "Preferred Stock"). (See Note 12, Subsequent Events.) At May 31, 2000, 16,176,184 shares of Common Stock, 828,100 shares of Class A Stock and no shares of the Preferred Stock were issued and outstanding and 851,006 shares of Common Stock were designated as Treasury Stock. At May 31, 2000, the Company had reserved 6,307,275 shares of Common Stock. Of these shares, 3,730,998 shares were reserved for issuance under the Company's stock option plans (including shares available for grant and options currently outstanding), 828,100 shares were reserved for issuance upon conversion of the Class A Stock, 317,003 shares were reserved for future issuances under the Company's Management and Employee Stock Purchase Plans and 1,431,174 shares were reserved for issuance upon conversion of the Convertible Debentures.

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

PREFERRED STOCK

The Company's authorized Preferred Stock may be issued in one or more series with full or limited voting rights, with the rights of each series to be determined by the Board of Directors before each issuance. To date no shares of Preferred Stock have been issued.

WARRANTS

During fiscal 1999, the Company granted a warrant to purchase 45,000 shares of Common Stock at a price of $39.12 to a third party developer. During fiscal 2000, the Company bought back the warrant to purchase 45,000 shares of Common Stock for an aggregate purchase price of $1.0 which was reported as prepublication costs.

                                                                   SCHOLASTIC 29

STOCK OPTIONS

In fiscal 1996, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), which provides for the grant of non-qualified stock options and incentive stock options. Initially, 2,000,000 shares of Common Stock were reserved for issuance upon the exercise of options granted under this plan. In September 1998, the holders of the Class A Stock authorized the issuance of an additional 1,500,000 shares of Common Stock under the 1995 Option Plan. The 1995 Plan supplemented the 1992 Stock Option Plan (the "1992 Plan"). At May 31, 2000, options to purchase 2,182,758 and 520,725 shares of Common Stock were outstanding under the 1995 and 1992 Plans, respectively; 856,515 and no shares of Common Stock were available for additional awards under the 1995 and 1992 Plans, respectively.

In fiscal 1998, the Company adopted the stockholder approved 1997 Outside Directors' Stock Option Plan (the "1997 Directors' Option Plan"), which provides for the grant of non-qualified options to purchase Common Stock, with 180,000 shares originally reserved for issuance. This plan provides for the automatic grant of options to non-employee directors each January to purchase 3,000 shares of Common Stock. The 1997 Directors' Option Plan supplemented the 1992 Outside Directors' Stock Option Plan (the "1992 Directors' Option Plan"). At May 31, 2000, options to purchase 63,000 and 18,000 shares of Common Stock were outstanding and options on 90,000 and zero shares of Common Stock were available for additional awards under the 1997 and 1992 Directors' Option Plans, respectively. In January 2000 and 1999, options were awarded under the 1997 Directors' Option Plan at exercise prices of $60.77 and $56.94, respectively.

Generally, options granted under the various plans may not be exercised for a minimum of one year after the date of grant and expire ten years and one day after the date of grant.


The following table sets forth activity under the various stock option plans for the three fiscal years ended May 31:

-----------------------------------------------------------------------------------------------------------------------------------
                                                2000                              1999                            1998
-----------------------------------------------------------------------------------------------------------------------------------
                                               WEIGHTED-AVERAGE                  WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
                                    OPTIONS     EXERCISE PRICE         OPTIONS    EXERCISE PRICE        OPTIONS    EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING - BEGINNING OF YEAR    2,717,997         $ 39.87          2,617,659          $ 38.42         900,850           $ 41.94
GRANTED                              655,100           52.08            333,400            43.64       1,870,560             35.43
EXERCISED                           (523,114)          31.79           (205,613)           28.15         (69,500)             9.93
CANCELLED                            (65,500)          47.34            (27,449)           35.40         (84,251)            44.12

-----------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING - END OF YEAR          2,784,483         $ 44.09          2,717,997          $ 39.87       2,617,659           $ 38.42

===================================================================================================================================
EXERCISABLE - END OF YEAR          1,590,407         $ 42.34          1,663,721          $ 38.46         539,651           $ 36.49
-----------------------------------------------------------------------------------------------------------------------------------

Information regarding weighted-average exercise prices and weighted-average remaining contractual lives of the remaining outstanding stock options, under the various stock option plans at May 31, 2000, sorted by range of exercise price is as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                               OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  WEIGHTED-AVERAGE
     OPTIONS                                   WEIGHTED-AVERAGE       REMAINING                       NUMBER       WEIGHTED-AVERAGE
   PRICE RANGE                     NUMBER       EXERCISE PRICE     CONTRACTUAL LIFE                 EXERCISABLE     EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------------------------
  $ 13.76 - $ 34.40                  15,000         $ 19.97            1.3 years                        15,000          $ 19.97
  $ 34.41 - $ 41.28               1,602,833         $ 36.38            7.2 years                     1,135,833          $ 36.43
  $ 41.29 - $ 55.04                 667,700         $ 50.94            8.7 years                        62,750          $ 47.32
  $ 55.05 - $ 68.81                 498,950         $ 60.40            6.3 years                       376,824          $ 60.22
-----------------------------------------------------------------------------------------------------------------------------------

30 SCHOLASTIC

Under the provisions of SFAS 123, the Company applies APB 25 and related interpretations in accounting for its stock option plans. In accordance with APB 25, no compensation expense was recognized because the exercise price of the Company's stock options was equal to the market price of the underlying stock on the date of grant and the exercise price and number of shares subject to grant were fixed. During fiscal 2000, the Company recorded an expense of $1.8 relating to the liquidation of certain stock options.

If the Company had elected to recognize compensation expense based on the fair value of the options granted at the date of grant as prescribed by SFAS 123, net income and diluted earnings per share for the three fiscal years ended May 31 would have been reduced to the proforma amounts indicated in the table below:

--------------------------------------------------------------------------------
                                      2000          1999          1998
--------------------------------------------------------------------------------
NET INCOME - AS REPORTED             $ 51.4        $ 36.8        $ 23.6
NET INCOME - PROFORMA                $ 43.7        $ 27.7        $ 14.5

DILUTED EARNINGS PER SHARE -
  AS REPORTED                        $ 2.96        $ 2.20        $ 1.45
DILUTED EARNINGS PER SHARE -
  PROFORMA                           $ 2.54        $ 1.67        $ 0.89
--------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three fiscal years ended May 31 as follows:

--------------------------------------------------------------------------------
                                        2000          1999          1998
--------------------------------------------------------------------------------
EXPECTED DIVIDEND YIELD                 0.00%         0.00%         0.00%
EXPECTED STOCK PRICE VOLATILITY         0.417         0.409         0.346
RISK-FREE INTEREST RATE                 5.80%         5.24%         6.02%
EXPECTED LIFE OF OPTIONS              5 years       5 years       5 years
--------------------------------------------------------------------------------

The weighted-average fair value of options granted during fiscal 2000, 1999, and 1998 were $22.84, $18.89 and $14.64 per share, respectively. For purposes of proforma disclosure, the estimated fair value of the options is amortized over the options' vesting period. The proforma information above is not likely to be representative of the effects on reported net income for future years as options are generally granted each year and vest over several years and only include grants on or subsequent to June 1, 1997.

EMPLOYEE STOCK PURCHASE PLAN

In fiscal 2000, the Company implemented the Employee Stock Purchase Plan ("ESPP"). The ESPP permits participating United States employees to purchase, through after-tax payroll deductions, the Company's Common Stock at a 15% discount from the lower of the closing price of the Common Stock on the first or last business day of each fiscal quarter. During fiscal 2000, the Company issued 32,997 shares under the ESPP at a weighted average price of $38.38 per share.

MANAGEMENT STOCK PURCHASE PLAN

In fiscal 2000, the Company implemented the Management Stock Purchase Plan ("MSPP"), which allows certain members of senior management in the United States to defer up to 100% of their annual bonus payment in the form of restricted stock units ("RSUs"). The RSUs are purchased at a 15% discount from the lowest closing price of the Company's Common Stock during the fiscal quarter in which such bonuses are payable and are converted into shares of the Company's Common Stock on a one-for-one basis at the end of the deferral period. During fiscal 2000, no shares were issued under the MSPP.

7. EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan (the "U.S. Pension Plan") which covers the majority of the United States employees who meet certain eligibility requirements. Benefits are based on years of service and on career average compensation. Effective June 1, 1999, the U.S. Pension Plan was converted to a cash balance plan which was funded entirely by contributions from the Company. In prior years the U.S. Pension Plan was funded by contributions from both participants and the Company. It is the Company's policy to fund the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended.

The Company's United Kingdom operation has a defined benefit pension plan (the "U.K. Pension Plan") which covers a majority of the United Kingdom employees who meet certain eligibility requirements. Benefits are based on years of service and on a percentage of compensation near retirement. The U.K. Pension Plan is funded by contributions from the subsidiary and its employees.

The Company provides certain Post-Retirement benefits (the "U.S. Post-Retirement Benefits") consisting of certain healthcare and life insurance benefits that the Company provides to retired United States employees. A majority of the Company's United States employees may become eligible for these benefits if they reach normal retirement age while working for the Company.

                                                                   SCHOLASTIC 31

The following table sets forth the change in benefit obligation and plan assets and reconciliation of funded status under the U.S. and U.K. Pension Plans and the U.S. Post-Retirement Benefits for the three fiscal years ended May 31:

--------------------------------------------------------------------------------
                                           2000       1999     2000        1999
--------------------------------------------------------------------------------
                                               PENSION         POST-RETIREMENT
                                               BENEFITS            BENEFITS
--------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
 BENEFIT OBLIGATION AT BEGINNING OF YEAR   $32.0     $26.9     $11.5     $11.0
 SERVICE COST                                4.6       2.5       0.7       0.5
 INTEREST COST                               2.1       1.9       0.8       0.8
 PLAN PARTICIPANTS' CONTRIBUTIONS            0.0       0.6       0.0       0.1
 AMENDMENTS                                 (0.9)       --        --      (0.2)
 ACTUARIAL (GAINS)/LOSSES                   (1.0)      1.5       2.9       0.1
 FOREIGN CURRENCY EXCHANGE RATE CHANGES     (0.5)     (0.1)       --        --
 BENEFITS PAID                              (1.8)     (1.3)     (1.3)     (0.8)
--------------------------------------------------------------------------------
 BENEFIT OBLIGATION AT END OF YEAR          34.5      32.0      14.6      11.5
--------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS
 FAIR VALUE OF PLAN ASSETS AT BEGINNING
   OF YEAR                                  26.2      24.1        --        --
 ACTUAL RETURN ON PLAN ASSETS                1.4       1.3        --        --
 COMPANY CONTRIBUTIONS                       1.1       2.2        --        --
 FOREIGN CURRENCY EXCHANGE RATE CHANGES     (0.3)     (0.1)       --        --
 BENEFITS PAID                              (1.8)     (1.3)       --        --
--------------------------------------------------------------------------------
 FAIR VALUE OF PLAN ASSETS AT END OF YEAR   26.6      26.2        --        --
--------------------------------------------------------------------------------

UNDERFUNDED STATUS OF THE PLAN(S)           (7.9)     (5.8)    (14.6)    (11.5)
UNRECOGNIZED NET ACTUARIAL LOSS/(GAIN)       1.5       1.6       0.1      (2.8)
UNRECOGNIZED PRIOR SERVICE COST             (0.2)      0.8      (0.2)     (0.2)
UNRECOGNIZED NET ASSET OBLIGATION            0.7       0.8       0.0       0.0
--------------------------------------------------------------------------------
ACCRUED BENEFIT COST                        (5.9)     (2.6)    (14.7)    (14.5)
--------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS
 DISCOUNT RATE                               7.5%      7.0%      8.0%      7.3%
 COMPENSATION INCREASE FACTOR                4.6%      4.5%       --        --
--------------------------------------------------------------------------------

Plan assets consist primarily of stocks, bonds, money market funds and United States government obligations. The assumed weighted-average long-term rate of return on plan assets for plans with accumulated benefits obligations that exceed their assets was 9.1% and 9.2% for fiscal 2000 and 1999, respectively.

The following table sets forth the components of the net periodic benefit costs under the U.S. and U.K. Pension Plans and the U.S. Post-Retirement Benefits for the three fiscal years ended May 31:

--------------------------------------------------------------------------------
                                 2000    1999    1998      2000    1999    1998
--------------------------------------------------------------------------------
                                       PENSION                POST-RETIREMENT
                                       BENEFITS                  BENEFITS
--------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC
   BENEFIT COST
 SERVICE COST                    $4.6    $2.5    $1.7      $0.7    $0.5    $0.4
 INTEREST COST                    2.1     1.9     1.6       0.8     0.8     0.8
 EXPECTED RETURN ON ASSETS       (1.5)   (0.9)   (2.9)       --      --      --
 NET AMORTIZATION AND DEFERRALS   0.1     0.3     0.3      (0.1)   (0.1)     --
 RECOGNIZED NET ACTUARIAL
   (GAIN)/LOSS                   (1.0)   (1.4)    1.0        --      --      --
--------------------------------------------------------------------------------

NET PERIODIC BENEFIT COST        $4.3    $2.4    $1.7      $1.4    $1.2    $1.2
================================================================================

32 SCHOLASTIC

The accumulated Post-Retirement benefit obligation was determined using a discount rate of 8.0%. Service cost and interest components were determined using a discount rate of 7.0%. The health care cost trend rate assumed was 7.0% with an annual decline of 1% until the rate reaches 5.0% in the year 2002. A decrease of 1% in the health care cost trend rate would result in decreases of approximately $1.7 in the accumulated benefit obligation and $0.3 in the annual net periodic post-retirement benefit cost. An increase of 1% in the health care cost trend rate would result in increases of approximately $2.1 in the accumulated benefit obligation and $0.3 in the annual net periodic post-retirement benefit cost.

The Company also provides other benefit plans including the 401(k) Plan.


8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share at May 31:

--------------------------------------------------------------------------------
                                                   2000        1999        1998
--------------------------------------------------------------------------------
NET INCOME FOR BASIC EARNINGS PER SHARE           $51.4       $36.8       $23.6
DILUTIVE EFFECT OF DEBENTURES                       3.5          --          --
--------------------------------------------------------------------------------
ADJUSTED NET INCOME FOR DILUTED EARNINGS
  PER SHARE                                       $54.9       $36.8       $23.6

WEIGHTED AVERAGE CLASS A AND COMMON SHARES
 OUTSTANDING FOR BASIC EARNINGS PER SHARE          16.7        16.4        16.2
DILUTIVE EFFECT OF SHARES ISSUABLE
 PURSUANT TO EMPLOYEE STOCK PLANS                   0.4         0.3         0.2
DILUTIVE EFFECT OF DEBENTURES                       1.5          --          --
DILUTIVE EFFECTS OF WARRANTS                        0.0         0.0          --
--------------------------------------------------------------------------------
ADJUSTED WEIGHTED AVERAGE CLASS A
 AND COMMON SHARES FOR DILUTED EARNINGS
 PER SHARE OUTSTANDING                             18.6        16.7        16.4
================================================================================
EARNINGS PER CLASS A AND COMMON SHARE
 BASIC                                            $3.07       $2.25       $1.46
 DILUTED                                          $2.96       $2.20       $1.45
--------------------------------------------------------------------------------

For fiscal years 1999 and 1998, the effect of the 5.0% Convertible Subordinated Debentures of approximately 1.5 million shares on the adjusted weighted-average Class A and Common Shares outstanding for diluted earnings per share is anti-dilutive and is not included in the calculation.

9. NON-RECURRING CHARGES

Fiscal 2000 included $8.5 of charges primarily related to the establishment of a litigation reserve following an adverse decision in a lawsuit, which was received on December 10, 1999. The case, SCHOLASTIC INC. AND SCHOLASTIC PRODUCTIONS, INC. V. ROBERT HARRIS AND HARRIS ENTERTAINMENT, INC., involves stock appreciation rights allegedly granted to Mr. Harris in 1990 in connection with a joint venture formed primarily to produce motion pictures. Although the Company disagrees with the judge's decision and is appealing the ruling, the Company has recorded a charge of $6.7 to fully reserve with respect to the case. The $8.5 of charges also includes an unrelated expense of $1.8 for the liquidation of certain stock options.

Fiscal 1998 includes non-cash charges relating to the impairment of certain assets of $11.4. Approximately $8.3 and $3.1 of the charges relate to the Company's EDUCATIONAL PUBLISHING and MEDIA, LICENSING AND ADVERTISING segments, respectively. A significant portion of these charges was determined in accordance with SFAS 121 and was based on the Company's assessment of the recoverability of the assets and future net cash flows. These charges consist primarily of unamortized prepublication costs of $6.9 and related inventory costs of $4.5.

10. DISPOSITION

Effective January 1, 1998, the Company sold its SOHO Group, including HOME OFFICE COMPUTING(R) magazine, for approximatelY $19.2 and the assumption of certain liabilities, resulting in a pre-tax gain of approximately $10.0.

11. OTHER FINANCIAL DATA

Prepaid and other current assets include deferred magazine acquisition expenses of $4.8 and $5.7 at May 31, 2000 and 1999, respectively. The Company expensed $9.0, $8.1 and $7.3 of magazine acquisition expenses in fiscal years 2000, 1999 and 1998, respectively.

                                                                   SCHOLASTIC 33

Property, plant and equipment includes capitalized interest costs of $1.4 and $0.6 for the fiscal years ended May 31, 2000 and 1999, respectively, and construction in progress of $30.1 and $13.1 at May 31, 2000 and 1999, respectively, related to the expansion of the Company's headquarters.

Goodwill and trademarks are net of accumulated amortization of $20.8 and $16.6 at May 31, 2000 and 1999, respectively.

Other assets are net of accumulated amortization of prepublication costs of $95.2 and $68.1 at May 31, 2000 and 1999, respectively.

Other accrued expenses include a reserve for unredeemed credits issued in conjunction with the Company's book club and book fair operations of $11.6 at May 31, 2000 and 1999.

12. SUBSEQUENT EVENTS

On June 22, 2000, pursuant to a Stock Purchase Agreement dated as of April 13, 2000 and as amended, Scholastic Inc. acquired all of the issued and outstanding capital stock of Grolier Incorporated ("Grolier"), a Delaware corporation, for $400.0 in cash. No Grolier debt was assumed by the Company in connection with the acquisition. The Company will account for the acquisition under the purchase method of accounting. Grolier's business activities will be included in the Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION, EDUCATIONAL PUBLISHING and INTERNATIONAL segments.

Grolier is the leading operator of United States direct-to-home book clubs, primarily serving children age five and under, and is the leading on-line and print publisher of children's non-fiction and reference products (including the Children's Press and Franklin Watts imprints in the United States and major encyclopedias) sold primarily to United States school libraries. Grolier also has significant international operations in the United Kingdom, Canada and Southeast Asia. Grolier also publishes books in the United States under the Orchard Books imprint for distribution through the trade channel.

The acquisition was financed by the Company using bank debt. Of the $400.0 Grolier purchase price, $350.0 was borrowed under a new credit facility (the "Grolier Facility") entered into to finance the acquisition and $50.0 was borrowed under the Company's existing Loan Agreement. (See Note 3.)

The Grolier Facility is a 364-day facility and may be extended for an additional year. Borrowings bear interest at the prime rate or 0.39% to 1.10% over LIBOR. The Grolier Facility also provides for a facility fee ranging from 0.085% to 0.25%. The amounts charged vary based on the Company's credit rating. Based on the Company's credit rating at June 22, 2000, the interest rate and facility fee charged were 0.575% over LIBOR and 0.125%, respectively.

Effective as of June 22, 2000, the Company's Loan Agreement and Revolver were amended to adjust for the Company's increased debt levels resulting from the acquisition of Grolier. (See Note 3.)

The Board of Directors of the Company has recommended that the Company's Amended and Restated Certificate be amended to increase the number of shares of authorized Common Stock to 70,000,000 shares and Preferred Stock to 2,000,000 shares, subject to the approval of the company's stockholders entitled to vote thereon at the Company's Annual Meeting of Stockholders. If approved, this amendment would increase the number of authorized shares of capital stock of the Company to 74,500,000 shares, consisting of 70,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock, together with the previously authorized 2,500,000 shares of Class A Stock.

34 SCHOLASTIC

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
SCHOLASTIC CORPORATION

We have audited the accompanying consolidated balance sheet of Scholastic Corporation (the "Company") as of May 31, 2000 and 1999, and the related consolidated statement of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at May 31, 2000 and 1999 and the consolidated results of its operations, and its cash flows for each of the three years in the period ended May 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /s/ Ernst & Young LLP



New York, New York
July 7, 2000

                                                                   SCHOLASTIC 35

SUPPLEMENTARY FINANCIAL INFORMATION

                                      Summary of Quarterly Results of Operations

    Years ended May 31, 2000 and 1999 (Unaudited, amounts in millions except per share data)

                              FIRST      SECOND    THIRD    FOURTH
                             QUARTER   QUARTER(1) QUARTER   QUARTER     YEAR(1)
--------------------------------------------------------------------------------
  2000
--------------------------------------------------------------------------------
REVENUES(2)                   $182.5     $511.3    $315.0    $393.7    $1,402.5
COST OF GOODS SOLD(2)          110.8      240.3     157.8     169.4       678.3
NET INCOME/(LOSS)              (23.6)      41.3       2.0      31.7        51.4
EARNINGS/(LOSS) PER SHARE:
 BASIC                        $(1.43)    $ 2.49    $ 0.12    $ 1.86    $   3.07
 DILUTED                      $(1.43)    $ 2.30    $ 0.11    $ 1.73    $   2.96
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
  1999
--------------------------------------------------------------------------------
REVENUES(2)                   $153.2     $406.0    $269.3    $337.0    $1,165.5
COST OF GOODS SOLD(2)           88.2      190.1     135.5     158.1       571.9
NET INCOME/(LOSS)              (17.5)      31.7       0.2      22.4        36.8
EARNINGS/(LOSS) PER SHARE:
 BASIC                        $(1.08)    $ 1.94    $ 0.01    $ 1.36    $   2.25
 DILUTED                      $(1.08)    $ 1.81    $ 0.01    $ 1.27    $   2.20
--------------------------------------------------------------------------------

(1) The second quarter of fiscal 2000 includes non-recurring charges related to the establishment of a litigation reserve of $6.7 and the liquidation of certain stock options of $1.8. The impact on earnings per diluted share of these charges is $0.29 per share.

(2) Certain amounts have been reclassified in accordance with EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs."

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



36 SCHOLASTIC

--------------------------------------------
PART III
--------------------------------------------

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Executive Officers (as of August 15, 2000)
--------------------------------------------------------------------------------
                            Employed by
                             registrant
  Name                Age      since    Position(s) for Past Five Years
--------------------------------------------------------------------------------
Richard Robinson       63      1962     Chairman of the Board (since 1982),
                                        President (since 1974) and Chief
                                        Executive Officer (since 1975).

Kevin J. McEnery       52      1993     Executive Vice President and Chief
                                        Financial Officer (since 1995), Vice
                                        President, Strategic Planning and
                                        Operations, Magazine and Technology
                                        Groups (1993-1995).

Deborah A. Forte       46      1984     Executive Vice President (since 1996),
                                        Senior Vice President (1995) and
                                        Division Head, Scholastic Entertainment
                                        Inc. ("SEI") (since 1995).

Donna M. Iucolano      36      2000     Executive Vice President, Scholastic
                                        Internet Group (since 2000); and prior
                                        to joining the Company with
                                        1-800-Flowers.com (1994-2000), positions including Senior Vice President (2000) and Vice President (1998-2000).

Barbara A. Marcus      49      1983     Executive Vice President (since 1991),
                                        President, Children's Book Publishing
                                        and Distribution (since 1999), Executive
                                        Vice President, Children's Book
                                        Publishing and Distribution (1991-1999).

Margery W. Mayer       48      1990     Executive Vice President (since 1990) -
                                        Learning Ventures (since 1998),
                                        Instructional Publishing and Scholastic
                                        School Group (1990-1997).

Ruth L. Otte           51      1996     Executive Vice President (since 1996) -
                                        Internet and Software (1999-2000),
                                        Education Group (1998-1999) and New
                                        Media Division (1996-1998); and prior to joining the Company, President,
                                        Knowledge Adventure (1994-1995).

Hugh Roome             48      1991     Executive Vice President (since 1996),
                                        Senior Vice President (1993-1996) -
                                        Magazine Group (since 1993).

Richard M. Spaulding   63      1960     Director (since 1974) and Executive Vice
                                        President (since 1974).

Judith A. Corman       62      1999     Senior Vice President, Corporate
                                        Communications and Media Relations
                                        (since 1999); and prior to joining the
                                        Company, Senior Vice President, Lerer &
                                        Montgomery (1994-1999).

Charles B. Deull       40      1995     Senior Vice President (since 1995),
                                        General Counsel (since 1999), Senior
                                        Vice President, Legal and Business
                                        Affairs (1995-1999), Corporate Secretary
                                        (since 1996).

Ernest B. Fleishman    63      1989     Senior Vice President, Education and
                                        Corporate Relations (since 1989).

                                                                   SCHOLASTIC 37

--------------------------------------------------------------------------------
                            Employed by
                             registrant
  Name                Age      since    Position(s) for Past Five Years
--------------------------------------------------------------------------------
Jean L. Feiwel         47      1983     Senior Vice President, Publisher,
                                        Children's Book Publishing and
                                        Distribution (since 1993).

Maurice Greenfield     57      1999     Senior Vice President and Chief
                                        Information Officer (since 1999); and
                                        prior to joining the Company, Vice
                                        President, MIS, National Broadcasting
                                        Company (1985-1999).

Frank Grohowski        59      1985     Senior Vice President, Operations (since
                                        1995) and Vice President, Operations
                                        (1985-1995).

Larry V. Holland       41      1994     Senior Vice President, Corporate Human
                                        Resources and Employee Services (since
                                        1997) and Vice President, Human
                                        Resources (1994-1997).

Linda S. Koons         45      1990     Senior Vice President, Education Group
                                        (since 1998), Group Head, Education
                                        Group (since 1999), Vice President,
                                        Supplementary Publishing and Early
                                        Childhood Division (1997-1998), Vice
                                        President, Early Childhood Division
                                        (1995-1997).

David J. Walsh         64      1983     Senior Vice President, International
                                        Operations (since 1983).

Helen V. Benham        50      1974     Director (since 1992), Corporate Vice
                                        President, Early Childhood Advisor
                                        (since 1996), Vice President and
                                        Publisher, Early Childhood Division
                                        (1990-1996).

Claudia H. Cohl        60      1975     Vice President (since 1978) - Internal
                                        Communications (since 1999), Editorial
                                        Planning and Development, Scholastic
                                        Education Group (1993-1999).

Raymond Marchuk        49      1983     Vice President, Finance & Investor
                                        Relations (since 1983).

Karen A. Maloney       43      1997     Vice President and Corporate Controller
                                        (since 1998), Director of Accounting and
                                        Financial Operations (1997-1998); and
                                        prior to joining the Company, Vice
                                        President and Corporate Controller,
                                        Calvin Klein, Inc. (1996-1997); Vice
                                        President and Corporate Controller,
                                        Bernard Chaus, Inc. (1995-1996).

Vincent M. Marzano     37      1987     Treasurer (since 1993).

David D. Yun           52      1988     President, Scholastic Book Fairs (since
                                        1992).

38 SCHOLASTIC

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

--------------------------------------------
PART IV
--------------------------------------------


ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS:

          The following consolidated financial statements are included in Item
          8:

          Consolidated Statement of Income for the three years ended May 31, 2000, 1999 and 1998

          Consolidated Balance Sheet at May 31, 2000 and 1999

          Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income for the three years ended May 31, 2000, 1999 and 1998

          Consolidated Statement of Cash Flows for the three years ended May 31, 2000, 1999 and 1998

          Notes to Consolidated Financial Statements

(a)(2)    FINANCIAL STATEMENT SCHEDULE:

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

(a)(3)    EXHIBITS:

2.1 Stock Purchase Agreement, dated April 13, 2000, among Scholastic Inc., a New York corporation, Hachette Book Group USA, Inc., a Delaware corporation, and Lagardere North America, Inc., a Delaware corporation and parent of Hachette, together with Amendment No. 1 to Stock Purchase Agreement, dated June 22, 2000 (incorporated by reference to the Company's Current Report on Form 8-K as filed with the Commission on July 7, 2000).

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-46338) as filed with the Commission on March 12, 1992).

3.2 Bylaws of the Company, Amended and Restated as of March 16, 2000 (incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Commission on April 14, 2000).

4.1 Amended and Restated Credit Agreement, dated as of August 11, 1999, among the Company and Scholastic Inc., as borrowers, the Initial lenders named therein, Citibank, N.A., as administrative agent, Salomon Smith Barney Inc., as arranger, and Chase Manhattan Bank, N.A., and Fleet Bank, N.A., as syndication agents (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 23, 2000).

                                                                   SCHOLASTIC 39

4.2 Amendment No. 1, dated as of June 22, 2000, to the Amended and Restated Credit Agreement, dated as of August 11, 1999 among the Company and Scholastic Inc., as borrowers, the Initial lenders named therein, Citibank, N.A., as administrative agent, Salomon Smith Barney Inc., as arranger, and Chase Manhattan Bank, N.A., and Fleet Bank, N.A., as syndication agents.

4.3* Amended and Restated Revolving Loan Agreement, dated November 10, 1999 the Company, Scholastic Inc. and Sun Bank, National Association.

4.4* Amendment No. 1, dated June 22, 2000, to the Amended and Restated Revolving Loan Agreement, dated as of November 10, 1999, among the Company, Scholastic Inc. and Sun Bank, National Association.

4.5 Credit Agreement, dated as of June 22, 2000, among the Company, as guarantor, Scholastic, Inc., as borrower, the initial lenders named therein, Citibank, N.A., as agent for the lenders, and Salomon Smith Barney Inc. and Credit Suisse First Boston, as joint lead arrangers, and the other agents named therein.

4.6* Credit Agreement Facility, dated June 1, 1992, as amended on October 30, 1995, between Scholastic Canada Ltd. and CIBC.

4.7* Credit Agreement Facility, dated June 24, 1993, between Scholastic Ltd. and Citibank, N.A.

4.8* Credit Agreement, dated May 14, 1992, as amended on June 30, 1995, between Scholastic Ltd. (formerly known as Scholastic Publications Ltd.) and Midland Bank.

4.9* Credit Agreement, dated February 12, 1993, as amended on January 31, 1995, between Scholastic Australia Pty. Ltd. (formerly known as Ashton Scholastic Pty. Ltd.) and National Australia Bank Ltd.

4.10* Credit Agreement, dated April 20, 1993, between Scholastic New Zealand Ltd. (Formerly Ashton Scholastic Ltd.) and ANZ Banking Group Ltd.

4.11* Credit Agreement, dated May 28, 1998, between Scholastic Australia Pty. Ltd. and Hong Kong Bank of Australia Ltd.

4.12 Indenture dated August 15, 1995 for 5% Convertible Subordinated Debentures due August 15, 2005 issued by the Company (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 28, 1995).

4.13 Indenture dated December 15, 1996 for 7% Notes due December 15, 2003 issued by the Company (incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-17365) as filed with the Commission on December 11, 1996).

10.1** Scholastic Corporation 1992 Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 27, 1992).

10.2** Scholastic Corporation 1995 Stock Option Plan, Amended and restated effective as of July 18, 2000, replacing in its entirety the Scholastic Corporation 1995 Stock Option Plan (incorporated by reference to the Company's Registration Statement Form S-8 (Registration No. 33-98186) as filed with the Commission on October 16, 1995), together with Amendment No. 1 to the Scholastic Corporation 1995 Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Commission on October 15, 1998).

10.3** Form of Stock Option Agreement for Scholastic Corporation 1995 Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 26, 1998).

10.4** Scholastic Corporation Employee Stock Purchase Plan, amended and restated effective as of March 1, 2000 (incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Commission on April 14, 2000).

10.5** Scholastic Corporation Management Stock Purchase Plan, amended and restated effective as of December 15, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Commission on January 14, 2000).

10.6** Scholastic Corporation 1992 Outside Directors' Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 27, 1992).

10.7** Scholastic Corporation 1997 Outside Director Stock Option Plan, amended and restated as of May 25, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 23, 1999).

40 SCHOLASTIC

10.8** Form of Stock Option Agreement for Scholastic Corporation 1997 Outside Director Plan (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 26, 1998).

10.9** Scholastic Corporation 1995 Director's Deferred Compensation Plan, amended and restated as of May 25, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 23, 1999).

10.10** Scholastic Corporation Executive Performance Incentive Plan, effective as of June 1, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Commission on October 15, 1999).

10.11** Employment Agreement between Jean L. Feiwel and Scholastic Inc., dated as of May 25, 2000.

10.12** Description of contingent long-term incentive arrangement between David D. Yun and Scholastic Inc., effective September 16, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 23, 1999).

10.13** Description of split dollar life insurance arrangements for the benefit of Richard Robinson and Helen Benham.

10.14 Amended and Restated Lease, effective as of August 1, 1999, between ISE 555 Broadway, LLC, landlord, and Scholastic Inc., tenant, for the building known as 555 Broadway, NY, NY (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 23, 1999).

10.15 Amended and Restated Sublease, effective as of October 9, 1996, between Kalodop Corp., as sublandlord, and Scholastic Inc., as subtenant, for the premises known as 557 Broadway, NY, NY (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 23, 1999).

10.16 Agreements with Industrial Development Agency of the City of New York including (i) Lease Agreement dated December 1, 1993; (ii) Indenture of Trust agreement dated December 1, 1993; (iii) Project Agreement dated December 1, 1993; (iv) Sales Tax letter dated December 3, 1993 (each of the foregoing are incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 26,
          1994).

21        Subsidiaries of the Company.

23        Consent of Independent Auditors.

27        Financial Data Schedule(s).

(b)       Reports on Form 8-K.

1. A Current Report on Form 8-K was filed on April 13, 2000, noticing that Scholastic Corporation entered into a definitive agreement with Lagardere S.C.A. of France to acquire Grolier Incorporated for $400 million in cash.

2. A Current Report on Form 8-K was filed on July 7, 2000 in connection with the consummation of the acquisition of Grolier Incorporated.

--------------------------------------------------

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

                                                                   SCHOLASTIC 41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 25, 2000     SCHOLASTIC CORPORATION

                                        By: /s/ RICHARD ROBINSON
                                            --------------------

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

SIGNATURE                                TITLE                       DATE

/s/ Richard Robinson        Chairman of the Board, President,   August 25, 2000
--------------------------  Chief Executive Officer and
Richard Robinson            Director (Principal Executive
                            Officer)

/s/ Kevin J. McEnery        Executive Vice President and Chief  August 25, 2000
-------------------------   Financial Officer (Principal
Kevin J. McEnery            Financial Officer)

/s/ Karen A. Maloney        Vice President and Corporate        August 25, 2000
--------------------------  Controller (Principal Accounting
Karen A. Maloney            Officer)

/s/ Rebeca M. Barrera       Director                            August 25, 2000
--------------------------
Rebeca M. Barrera

/s/ Helen V. Benham         Director                            August 25, 2000
--------------------------
Helen V. Benham

/s/ Ramon C. Cortines       Director                            August 25, 2000
--------------------------
Ramon C. Cortines

/s/ Charles T. Harris, III  Director                            August 25, 2000
--------------------------
Charles T. Harris, III

/s/ Andrew S. Hedden        Director                            August 25, 2000
--------------------------
Andrew S. Hedden

42 SCHOLASTIC

SIGNATURE                    TITLE                                   DATE

/s/ Linda B. Keene          Director                            August 25, 2000
------------------------
Linda B. Keene

/s/ Mae C. Jemison          Director                            August 25, 2000
------------------------
Mae C. Jemison

/s/ John G. McDonald        Director                            August 25, 2000
------------------------
John G. McDonald

/s/ Peter M. Mayer          Director                            August 25, 2000
------------------------
Peter M. Mayer

/s/ Augustus K. Oliver      Director                            August 25, 2000
--------------------------
Augustus K. Oliver

/s/ Richard M. Spaulding    Director                            August 25, 2000
--------------------------
Richard M. Spaulding

                                                                   SCHOLASTIC 43
                         page intentionally left blank



44 SCHOLASTIC

SCHOLASTIC
  CORPORATION
    Financial Statement Schedule




      ANNUAL REPORT ON FORM 10-K
         YEAR ENDED MAY 31, 2000
                      ITEM 14(D)


                                                                   SCHOLASTIC 45

-------------------------------------------
                              SCHEDULE II
-------------------------------------------

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                   Years Ended May 31, 2000, 1999 and 1998 (Amounts in millions)


                               BALANCE AT
                              BEGINNING OF   CHARGED    WRITE-OFFS   BALANCE AT
                                 OF YEAR    TO INCOME    AND OTHER  END OF YEAR
--------------------------------------------------------------------------------
MAY 31, 2000
--------------------------------------------------------------------------------
 RESERVE FOR ROYALTY ADVANCES       $31.9     $ 8.1        $ 1.2        $38.8
--------------------------------------------------------------------------------
 RESERVE FOR OBSOLESCENCE            37.1      23.9         19.2         41.8
--------------------------------------------------------------------------------
 RESERVE FOR RETURNS                 25.8      82.9         64.7(1)      44.0
--------------------------------------------------------------------------------
 ALLOWANCE FOR DOUBTFUL ACCOUNTS     12.3      20.5         18.1         14.7
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
MAY 31, 1999
--------------------------------------------------------------------------------
 RESERVE FOR ROYALTY ADVANCES       $29.7     $ 2.3        $ 0.1        $31.9
--------------------------------------------------------------------------------
 RESERVE FOR OBSOLESCENCE            30.7      19.8         13.4         37.1
--------------------------------------------------------------------------------
 RESERVE FOR RETURNS                 21.3      48.3         43.8(1)      25.8
--------------------------------------------------------------------------------
 ALLOWANCE FOR DOUBTFUL ACCOUNTS     10.1      17.0         14.8         12.3
--------------------------------------------------------------------------------

MAY 31, 1998
--------------------------------------------------------------------------------
 RESERVE FOR ROYALTY ADVANCES       $25.1     $ 4.6        $  --        $29.7
--------------------------------------------------------------------------------
 RESERVE FOR OBSOLESCENCE            34.0      15.7         19.0         30.7
--------------------------------------------------------------------------------
 RESERVE FOR RETURNS                 30.9      42.8         52.4(1)      21.3
--------------------------------------------------------------------------------
 ALLOWANCE FOR DOUBTFUL ACCOUNTS      7.8      14.6         12.3         10.1
--------------------------------------------------------------------------------

(1) Represents actual returns charged to the reserve.

46 SCHOLASTIC

                                  EXHIBIT INDEX

REGULATION S-K
EXHIBIT NUMBER          DESCRIPTION OF DOCUMENT
--------------          -----------------------


4.1 Amendment No. 1, dated as of June 22, 2000, to the Amended and Restated Credit Agreement, dated as of August 11, 1999 among the Company and Scholastic Inc., as borrowers, the Initial lenders named therein, Citibank, N.A., as administrative agent, Salomon Solomon Smith Barney Inc., as arranger, and Chase Manhattan Bank, N.A., and Fleet Bank, N.A., as syndication agents.

4.5 Credit Agreement, dated as of June 22, 2000, among the Company, as guarantor, Scholastic Inc., as borrower, Citibank, N.A., as agent for the lenders, and Salomon Smith Barney Inc. and Credit Suisse First Boston, as joint lead arrangers and the other agents named therein.

10.12 Employment Agreement between Jean L. Feiwel and Scholastic Inc., dated as of May 25, 2000.

10.13 Description of split dollar life insurance arrangement for the benefit of Richard Robinson and Helen Benham.

21                Subsidiaries of the Company.

23                Consent of Independent Auditors.

27                Financial Data Schedule(s).