Form 10-Q
period 2000-08-31
SCHOLASTIC CORP
filed 2000-10-16
CIK 866729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2000       Commission File No. 0-19860



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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Title                         Number of shares outstanding
                OF EACH CLASS                       AS OF SEPTEMBER 30, 2000
                -------------                       ------------------------

           Common Stock, $.01 par value                   16,339,996
           Class A Stock, $.01 par value                    828,100

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000
INDEX


----------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                                                           PAGE(S)

         Item 1. Financial Statements

                  Condensed Consolidated Statement of Operations for the Three
                  Months Ended August 31, 2000 and 1999                                                    1

                  Condensed Consolidated Balance Sheet at August 31, 2000,
                  and 1999 and May 31, 2000                                                                2

                  Condensed Consolidated Statement of Cash Flows for the Three Months
                  Ended August 31, 2000 and 1999                                                           3

                  Notes to Condensed Consolidated Financial Statements                                     4-9

         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                              10-14

         Item 3. Quantitative and Qualitative Disclosures about Market Risk                               15

PART II - OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders                                      16

         Item 6. Exhibits and Reports on Form 8-K                                                         17

SIGNATURES                                                                                                18

----------------------------------------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)


================================================================================

                                                   THREE MONTHS ENDED AUGUST 31,
================================================================================
                                                       2000             1999
================================================================================

REVENUES                                           $    362.1      $     182.5

Operating costs and expenses:
   Cost of goods sold                                   184.9            110.8
   Selling, general and administrative expenses         175.3             99.8
   Depreciation                                           6.2              4.6
   Goodwill and trademark amortization                    2.5              0.9
   -----------------------------------------------------------------------------

TOTAL OPERATING COSTS AND EXPENSES                      368.9            216.1

Operating loss                                           (6.8)           (33.6)
Interest expense, net                                     9.7              4.4
--------------------------------------------------------------------------------

Loss before income taxes                                (16.5)           (38.0)

Benefit from income taxes                                 5.9             14.4
--------------------------------------------------------------------------------

NET LOSS                                           $    (10.6)     $     (23.6)
================================================================================

Net loss per Class A and Common Share:
   Basic                                           $    (0.62)     $     (1.43)
   Diluted                                         $    (0.62)     $     (1.43)

================================================================================

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)


==================================================================================================================
                                                            AUGUST 31, 2000    MAY 31, 2000    AUGUST 31, 1999
==================================================================================================================
                                                               (UNAUDITED)                       (UNAUDITED)
ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                                  $     8.2          $     9.0        $    2.9
    Trade accounts receivable less allowance for
     doubtful accounts                                             296.3              153.7           142.2
    Installment sale receivables less allowance for
     doubtful accounts                                              64.5                -               -
    Inventories, net                                               423.6              290.7           315.1
    Deferred income taxes                                           63.1               57.2            55.5
       Prepaid and other current assets                             88.0               29.1            35.6
-----------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                         943.7              539.7           551.3

    Property, plant and equipment, net                             200.1              176.4           153.7
    Prepublication costs                                           137.9              116.1            95.4
    Goodwill and trademarks                                        294.9               66.4            70.4
       Other assets and deferred charges                           107.5               84.6            92.7
-----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                   $ 1,684.1          $   983.2        $  963.5
=================================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Lines of credit and current portion of long term debt      $    23.1          $     8.7        $   22.0
    Accounts payable                                               227.6              129.7           151.4
    Accrued royalties                                               79.6               32.8            32.8
    Deferred revenue                                                18.3               10.3            14.8
       Other accrued expenses                                      141.4              104.3            53.2
-----------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                    490.0              285.8           274.2

  NONCURRENT LIABILITIES:
    Long-term debt                                                 740.2              241.1           329.0
       Other noncurrent liabilities                                 31.1               26.3            22.0
-----------------------------------------------------------------------------------------------------------------
      TOTAL NONCURRENT LIABILITIES                                 771.3              267.4           351.0

  STOCKHOLDERS' EQUITY:
      Preferred Stock, $1.00 par value                               -                  -               -
    Class A Stock, $.01 par value                                    0.0                0.0             0.0
    Common Stock, $.01 par value                                     0.2                0.2             0.2
    Additional paid-in capital                                     224.8              222.7           213.1
    Accumulated other comprehensive loss:
      Foreign currency translation adjustment                      (12.9)             (11.1)           (6.1)
    Retained earnings                                              232.2              242.8           167.9
    Less shares of Common Stock
           held in treasury                                        (21.5)             (24.6)          (36.8)
-----------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                422.8              430.0           338.3
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,684.1          $   983.2        $  963.5
=================================================================================================================

=================================================================================================================

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
(AMOUNTS IN MILLIONS)


===============================================================================================

                                                                THREE MONTHS ENDED AUGUST 31,
===============================================================================================
                                                                   2000            1999
===============================================================================================

NET CASH USED IN OPERATING ACTIVITIES                            $  (88.9)      $  (62.3)

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Business acquisition-related payments,
     net of cash acquired                                          (396.4)           -
   Additions to property, plant and equipment                       (11.8)          (6.2)
   Prepublication costs                                              (8.5)         (10.3)
   Royalty advances                                                  (5.9)          (5.6)
   Production costs                                                  (5.1)          (3.7)
   Other                                                             (2.8)          (0.2)
-----------------------------------------------------------------------------------------------
   Net cash used in investing activities                           (430.5)         (26.0)

CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES:
   Borrowings under Grolier Facility                                350.0            -
   Borrowings under Loan Agreement and Revolver                     213.9          120.8
   Repayments of Loan Agreement and Revolver                        (64.8)         (39.8)
   Borrowings under lines of credit                                  30.5           10.7
   Repayments of lines of credit                                    (15.2)          (6.7)
   Proceeds from the exercise of stock options and
      related tax benefits                                            5.2            0.8
   Other                                                             (1.0)          (0.5)
-----------------------------------------------------------------------------------------------
Net cash provided by financing activities                           518.6           85.3
-----------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                            (0.8)          (3.0)

Cash and cash equivalents at beginning of period                      9.0            5.9
-----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $    8.2       $    2.9
===============================================================================================

===============================================================================================

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements, include the accounts of Scholastic Corporation and its wholly-owned subsidiaries (the "Company"), including the consolidated accounts of Grolier Incorporated and its subsidiaries since its acquisition on June 22, 2000 (see Note 3). These financial statements have not been audited, but reflect those adjustments consisting of normal recurring items which management considers necessary for a fair presentation of financial position, results of operations and cash flow. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Report on Form 10-K for the fiscal year ended May 31, 2000 as well as the Form 8-K filed in connection with the acquisition of Grolier Incorporated (See Note 3).

The Company's business is closely correlated to the school year. Consequently, the results of operations for the three months ended August 31, 2000 and 1999 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the August 31, 1999 condensed consolidated balance sheet is included for comparative purposes.

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

2.   RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted the provisions of EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". This consensus states that all shipping and handling billings to a customer in a sale transaction represent the fees earned for the goods provided and, accordingly, amounts billed related to shipping and handling should be classified as revenue. Shipping and handling costs are classified in cost of goods sold. Certain prior year amounts have been reclassified in accordance with the consensus.

In June 1998, the Financial Accounting Standards Board issued, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measuring them at fair value. Under SFAS 133, the Company is required to adopt the provisions of this standard in the first quarter of fiscal 2002. The Company does not expect, based upon its current assessment, that the adoption of SFAS 133 will have a material impact on its financial position, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt the provisions of SAB 101 no later than the fourth quarter of fiscal 2001. The Company does not expect that the adoption of SAB 101 will have a material impact on its financial position, results of operations or cash flows.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

In June 2000, the Accounting Standards Executive Committee issued Statement of Position No. 00-2 ("SOP 00-2"), "Accounting by Producers or Distributors of Films." SOP 00-2 replaces the Statement of Financial Accounting Standards No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." SOP 00-2 concluded that film costs should be accounted for under an inventory model and discusses various topics such as revenue recognition, fee allocation in multiple films, accounting for exploitation costs, and impairment assessment. The Company is required to adopt the provisions of SOP 00-2 by the first quarter of fiscal 2002. The Company does not expect that the adoption of SOP 00-2 will have a material impact on its financial position, results of operations or cash flows.

3.        ACQUISITION OF GROLIER

On June 22, 2000, pursuant to a Stock Purchase Agreement dated as of April 13, 2000 and as amended, Scholastic Inc., a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding capital stock of Grolier Incorporated ("Grolier"), a Delaware corporation, for $400.0 in cash. The Company is accounting for the acquisition under the purchase method of accounting.

The acquisition was financed by the Company using bank debt. Of the $400.0 Grolier purchase price, $350.0 was borrowed under a new credit facility (the "Grolier Facility") entered into to finance the acquisition and $50.0 was borrowed under the Company's existing Loan Agreement and Revolver. (See Note 5).

The unaudited pro forma results of the Company, giving effect to the acquisition of Grolier assuming it was consummated at the beginning of the three-month periods ended August 31, 2000 and August 31, 1999 are as follows:


                                               THREE MONTHS ENDED AUGUST 31,
=============================================================================
                                                    2000          1999
=============================================================================

Revenues                                      $   397.7      $  292.3
NET LOSS                                      $    (7.3)     $  (21.4)
----------------------------------------------------------------------

Net loss per Class A and Common Share:
     Basic                                    $   (0.43)     $   (1.30)
     Diluted                                  $   (0.43)     $   (1.30)

The following summarizes the preliminary allocation of the $396.4 purchase price allocation, which includes the related transaction and financing costs, to the net assets of Grolier acquired based upon a preliminary allocation as follows:

         Accounts receivable, net                                         $104.9
         Inventory                                                          53.1
         Other current assets                                               57.9
         Property, plant and equipment, net                                 27.4
         Goodwill / Other intangibles                                      231.8
         Other assets                                                       31.9
         Current liabilities                                              (98.7)
         Long term liabilities                                           (  6.3)
         Cash received upon acquisition of Grolier                       (  5.6)
                                                                         -------
           Total purchase price                                          $396.4
                                                                         =======

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

This allocation of the purchase price is based on a preliminary valuation of Grolier's assets and liabilities and is subject to change. The final allocation of the purchase price will be based upon a comprehensive evaluation of the fair value of Grolier's tangible and identifiable intangible assets acquired and liabilities assumed.

4.       SEGMENT INFORMATION

The Company is a global children's publishing and media company with operations in the United States, the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong, India, Ireland, Argentina and Southeast Asia, and distributes its products and services through a variety of channels, including school book clubs, school book fairs, direct-to-home and trade.

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

The following table sets forth the Company's segment information for the periods indicated:


                          CHILDREN'S                   MEDIA,
                             BOOK                    LICENSING
                          PUBLISHING   EDUCATIONAL      AND          TOTAL
                              AND      PUBLISHING   ADVERTISING    DOMESTIC    INTERNATIONAL  OVERHEAD    CONSOLIDATED
                         DISTRIBUTION                                                            (1)
=======================================================================================================================
THREE MONTHS ENDED
AUGUST 31, 2000
=======================================================================================================================

Revenues                  $ 206.6       $ 93.7       $ 10.2      $  310.5       $ 51.6      $   0.0        $  362.1
Depreciation                  1.1          0.4          0.8           2.3          1.0          2.9             6.2
Amortization (2)              4.3         11.3          3.3          18.9          0.7          0.0            19.6
Royalty advance expense       4.5          0.3          0.2           5.0          0.0          0.0             5.0
Segment profit/(loss)         7.5         14.8         (9.8)         12.5         (1.8)       (17.5)           (6.8)
(3)
Segment assets              787.3        369.6         59.9       1,216.8        240.1        227.2         1,684.1
Long-lived assets (4)       245.8        198.9         37.8         482.5         70.6        149.6           702.7
Expenditures for
  long-lived assets (5)       9.0          6.0          6.9          21.9          0.8          8.6            31.3

=======================================================================================================================


THREE MONTHS ENDED
AUGUST 31, 1999
=======================================================================================================================

Revenues                 $   77.8       $ 56.9       $  8.9      $  143.6       $ 38.9      $   0.0        $   182.5
Depreciation                  0.9          0.2          0.2           1.3          0.9          2.4             4.6
Amortization (2)              3.4          7.0          1.6          12.0          0.3          0.0            12.3
Royalty advance expense       4.2          0.1          0.2           4.5          0.5          0.0             5.0
Segment    profit/(loss)    (14.7)         0.5         (7.2)        (21.4)        (3.7)        (8.5)          (33.6)
(3)
Segment assets              399.8        184.7         58.4         642.9        141.2        179.4           963.5
Long-lived assets (4)        97.0         95.7         27.3         220.0         56.8        109.0           385.8
Expenditures for
  long-lived assets (5)       8.1          7.6          5.3          21.0          1.1          3.7            25.8

(1) OVERHEAD INCLUDES ALL DOMESTIC CORPORATE-RELATED ITEMS NOT ALLOCATED TO REPORTABLE SEGMENTS. AS IT RELATES TO THE SEGMENT PROFIT/(LOSS), UNALLOCATED EXPENSES INCLUDE COSTS RELATED TO THE MANAGEMENT OF CORPORATE ASSETS. UNALLOCATED ASSETS ARE PRINCIPALLY COMPRISED OF DEFERRED INCOME TAXES AND PROPERTY, PLANT AND EQUIPMENT RELATED TO THE COMPANY'S HEADQUARTERS IN THE METROPOLITAN NEW YORK AREA, ITS NATIONAL SERVICE OPERATION LOCATED IN MISSOURI AND THE GROLIER FACILITIES LOCATED IN CONNECTICUT.

(2) INCLUDES AMORTIZATION OF GOODWILL, INTANGIBLE ASSETS, AND PREPUBLICATION AND PRODUCTION COSTS.

(3) SEGMENT PROFIT/(LOSS) REPRESENTS EARNINGS BEFORE INTEREST AND INCOME TAXES.

(4) INCLUDES PROPERTY, PLANT AND EQUIPMENT, PREPUBLICATION COSTS, GOODWILL AND TRADEMARKS, ROYALTY ADVANCES AND PRODUCTION COSTS.

(5) INCLUDES PURCHASES OF PROPERTY, PLANT AND EQUIPMENT, PREPUBLICATION AND PRODUCTION COSTS, AND ROYALTY ADVANCES. THIS AMOUNT EXCLUDES THE EXPENDITURES FOR LONG-LIVED ASSETS AS PART OF THE GROLIER ACQUISITION.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
================================================================================

5.       DEBT

The following table sets forth the Company's debt balances as of the dates indicated:


================================================================================================
                                           AUGUST 31, 2000    MAY 31, 2000    AUGUST 31, 1999
================================================================================================

Lines of Credit                                $   23.1           $    8.5        $   22.0
Grolier Facility                                  350.0                -               -
Loan Agreement and Revolver                       154.7                5.6            90.5
7% Notes due 2003, net of discount                124.8              124.8           124.8
Convertible Subordinated Debentures               110.0              110.0           110.0
Other debt                                          0.7                0.9             3.7
------------------------------------------------------------------------------------------------
   TOTAL DEBT                                     763.3              249.8           351.0
Less current portion of long-term debt
  and lines of credit                             (23.1)              (8.7)          (22.0)
================================================================================================
   TOTAL LONG-TERM DEBT                         $ 740.2           $  241.1         $ 329.0
================================================================================================

GROLIER FACILITY. The June 22, 2000 acquisition of Grolier for $400.0 was financed by the Company using bank debt. To finance the Grolier acquisition, $350.0 was borrowed under the Grolier Facility, and the remaining $50.0 was borrowed under the Company's existing Loan Agreement and Revolver (as discussed below). Scholastic Inc. is the borrower and the Company is the guarantor under the $350.0 Grolier Facility, dated June 22, 2000. The Grolier Facility is a one year facility, which may be extended at the Company's discretion for an additional year. Borrowings bear interest at the prime rate, or 0.39% to 1.10% over LIBOR (as defined). The Grolier Facility also provides for a facility fee ranging from 0.085% to 0.25%. The amounts charged vary based on the Company's credit rating. Based on the Company's current credit rating, the interest rate and facility fee charged are 0.575% over LIBOR and 0.125%, respectively. The Grolier Facility contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions.

LOAN AGREEMENT. The Company and Scholastic Inc. are joint and several borrowers under an amended and restated loan agreement with certain banks, effective August 11, 1999 and amended June 22, 2000 (the "Loan Agreement"). The Loan Agreement, which expires on August 11, 2004, provides for aggregate borrowings of up to $170.0 (with a right in certain circumstances to increase it to $200.0). Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company's credit rating. Based on the Company's current credit rating, the interest rate, facility fee and utilization fee are 0.475% over LIBOR, 0.150%, and 0.075%, respectively. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions.

REVOLVER. The Company and Scholastic Inc. are joint and several borrowers under a revolving loan agreement with a bank, effective November 10, 1999 and amended June 22, 2000 (the "Revolver"). The Revolver, which expires on August 11, 2004, provides for revolving credit loans of up to $40.0. Interest under this facility is at the prime rate minus 1% or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company's credit rating. Based on the Company's current credit rating, the interest rate and facility fee are 0.475% over LIBOR and 0.150%, respectively. The Revolver contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions.

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

6.   CONTINGENCIES

The Company and certain officers have been named as defendants in litigation which alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, resulting from purportedly materially false and misleading statements to the investing public concerning the financial condition of the Company. On January 26, 2000, an order was entered granting the Company's motion to dismiss plaintiffs' Second Amended Consolidated Complaint without leave to further amend the complaint. Previously, on December 14, 1998, an order was entered granting the Company's motion to dismiss plaintiffs' First Amendment Consolidated Complaint with leave to amend the complaint. In dismissing both complaints, which alleged substantially similar claims, the court held that plaintiffs failed to state a claim upon which relief can be granted. Plaintiffs have appealed the most recent dismissal. The Company continues to believe that the litigation is without merit and will continue to vigorously defend against it.

On February 1, 1999, two subsidiaries of the Company commenced an action in the Supreme Court of the State of New York in New York County against Parachute Press, Inc. ("Parachute"), the licensor of certain publication and nonpublication rights to the GOOSEBUMPS(R) series, certain affiliated Parachute companies and R.L. Stine, individually, alleging material breach of contract and fraud in connection with the agreements under which such GOOSEBUMPS rights are licensed to the Company. The issues in the case are also, in part, the subject of two litigations commenced by Parachute following repeated notices from the Company to Parachute of material breaches by Parachute of the agreements under which such rights are licensed and the exercise by the Company of its contractual remedies under the agreements. The first Parachute action, in which two subsidiaries of the Company are defendants and counterclaim plaintiffs, was commenced in the federal court for the Southern District of New York on November 14, 1997 and was dismissed for lack of subject matter jurisdiction on January 29, 1999. On appeal, the Court of Appeals for the Second Circuit vacated the dismissal and remanded the case for further proceedings. The second Parachute action was filed contemporaneously with the filing of the Company's complaint on February 1, 1999 in the Supreme Court of the State of New York in New York County. In its two complaints, and in its counterclaims, Parachute alleges that the exercise of contractual remedies by the Company was improper and seeks declaratory relief and unspecified damages for, among other claims, alleged breaches of contract and acts of unfair competition. Damages sought by Parachute include the payment of a total of approximately $36.1 of advances over the term of the contract (of which approximately $15.3 had been paid at the time the first Parachute litigation began) and payments of royalties set-off by Scholastic against amounts claimed by the Company. The Company is seeking declaratory relief and damages for, among other claims, breaches of contract, fraud and acts of unfair competition. Damages sought by the Company include lost profits and disgorgement of certain payments

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
================================================================================

received by Parachute. On July 21, 2000, the Company and Parachute each filed motions for partial summary judgement in the state court cases. The Company intends to vigorously pursue its claims against Parachute and the other named defendants and to vigorously defend its position in these proceedings. The Company does not believe that this dispute will have a material adverse effect on its financial condition.

In addition to the above actions, various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

7.       COMPREHENSIVE LOSS

The following table sets forth the comprehensive loss for the periods indicated:


                                                         THREE MONTHS ENDED AUGUST 31,
==========================================================================================
                                                          2000               1999
==========================================================================================

Net loss                                               $ (10.6)          $ (23.6)

Comprehensive loss:
Foreign currency translation adjustment
   net of provision for income taxes                      (1.8)             (0.2)
------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE LOSS                               $ (12.4)          $ (23.8)
==========================================================================================

8.       LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially dilutive stock options and convertible debentures that were outstanding during the period. The following table summarizes the reconciliation of the numerators and denominators for the Basic and Diluted loss per share ("EPS") computations for the periods indicated:


                                                                 THREE MONTHS ENDED AUGUST 31,
================================================================================ ===================
                                                                   2000                 1999
================================================================================ ===================
Net loss                                                       $  (10.6)             $ (23.6)

Weighted-average shares Class A and Common
   shares outstanding for basic loss per share                     17.0                 16.5
================================================================================ ===================

Net loss per Class A and Common Share:
  Basic                                                        $  (0.62)             $  (1.43)
  Diluted                                                      $  (0.62)             $  (1.43)

The effect of the 5.0% Convertible Subordinated Debentures, the shares issuable pursuant to employee stock plans and warrants on the weighted-average shares outstanding for diluted EPS was anti-dilutive and not included in the calculation.

SCHOLASTIC CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

================================================================================

RESULTS OF OPERATIONS - CONSOLIDATED

Revenues for the quarter ended August 31, 2000 nearly doubled to $362.1 million from $182.5 million in the comparable quarter of the prior fiscal year. This increase in revenue over the prior year period was primarily due to the Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION and EDUCATIONAL PUBLISHING segments, which were up 165.6% and 64.7%, respectively. This revenue increase also reflected the results of Grolier Incorporated ("Grolier") for the period subsequent to its acquisition by the Company on June 22, 2000 of $65.9 million in total revenues.

As a percentage of sales, cost of goods sold for the three-month period ended August 31, 2000, decreased from 60.7% in the year ago period to 51.1% due to the mix of products sold and lower postage and fulfillment costs. Selling, general and administrative expenses as a percentage of sales decreased from 54.7% to 48.4% due primarily to the rate of revenue increase for the quarter significantly exceeding the non-variable increase in selling, general and administrative expenses.

The operating loss for the quarter ended August 31, 2000 decreased to $6.8 million compared to $33.6 million in the year ago period. These improvements primarily reflect the success of the HARRY POTTER(TM) hardcover and paperback releases, higher educational sales and the inclusion of Grolier results. These improvements were partially offset by an increase in unallocated corporate overhead charges of $9.2 million primarily due to the inclusion of Grolier in the current period results and the impact of the timing of the recognition of certain overhead expenses.

Net loss for the quarter ended August 31, 2000 decreased 55.1% to $10.6 million ($0.62 per share) from $23.6 million ($1.43 per share) in the prior year period. During Scholastic's first quarter, which runs from June through August and during which most schools are not in session the Company generally records its lowest quarterly revenues and incurs a seasonal loss.

RESULTS OF OPERATIONS - SEGMENTS

CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION
The Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment includes the publication and distribution of children's books in and from the United States through its school book clubs, continuity programs, school book fairs and the trade channel. This segment includes Grolier's direct-to-home book clubs and trade sales in the United States in the current fiscal period.


(IN MILLIONS)                     THREE MONTHS ENDED AUGUST 31,
=================================================================
                                    2000             1999
=================================================================

Revenue                          $ 206.6            $  77.8
Operating Profit (Loss)              7.1              (14.7)
-----------------------------------------------------------------
OPERATING MARGIN                     3.4%               *
* - NOT MEANINGFUL

Revenues in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment for the first quarter of fiscal 2000 more than doubled to $206.6 million from $77.8 million in the comparable quarter of the prior fiscal year. The increase was primarily due to strong trade sales of the new HARRY POTTER hardcover and paperback releases, strong HARRY POTTER backlist sales and sales of other Scholastic properties including I SPY(TM), DEAR AMERIca(R), ROYAL DIARIES, CAPTAIN UNDERPANTS(TM) anD CLIFFOrd(R). Harry Potter trade revenues exceeded $90.0 million in the first quarter of fiscal 2000 as compared to $15.0 million in the prior year period. Also contributing to the increase was $39.9 million from Grolier's direct-to-home book clubs.

SCHOLASTIC CORPORATION
ITEM 2. MD&A

================================================================================

Operating margin for Children's Book Publishing and Distribution improved by $21.8 million to an operating profit of $7.1 million for the quarter as compared to an operating loss $14.7 million for the same prior year period. This improvement primarily results from the strong trade revenues attributed to the HARRY POTTER titles and the benefit of lower postage and fulfillment costs.

EDUCATIONAL PUBLISHING
The Company's EDUCATIONAL PUBLISHING segment includes the publication and distribution of grades K to 12 textbooks, supplemental materials, classroom magazines, teaching resources and instructional technology in and from the United States to schools and libraries. This segment includes Grolier Publishing, which includes print and on-line children's non-fiction and reference products in the current fiscal period.


(IN MILLIONS)                       THREE MONTHS ENDED AUGUST 31,
===================================================================
                                    2000              1999
===================================================================

Revenue                           $ 93.7            $ 56.9
Operating Profit                    14.8               0.5
-------------------------------------------------------------------
OPERATING MARGIN                    15.8%              0.9%

Revenues in the EDUCATIONAL PUBLISHING segment for the quarter increased 64.6% to $93.7 million with an operating profit of $14.8 million as compared to revenues of $56.9 million and an operating profit of $0.5 million in the comparable quarter of the prior fiscal year. The revenue improvement is due principally to increased core curriculum revenues related to SCHOLASTIC LITERACY PLACE(R) 2000 sales in the Texas reading adoption and in open territories. Increased sales of READ 180(TM), SCHOLASTIC READING COUNTS!(TM) and supplemental teaching products, as well as approximately $12.0 million in additional revenues from Grolier print and on-line reference sales to libraries also contributed to increased revenues.

Operating profit for the quarter improved by $14.3 million over the prior year period, primarily reflecting the impact of product shipments to fulfill orders from the Texas Reading adoption and open market sales of SCHOLASTIC LITERACY PLACE 2000. The benefits of the revenue increases were partially offset by increased amortization related to certain capitalized prepublication costs along with increased sampling expenses.

MEDIA, LICENSING AND ADVERTISING
The Company's MEDIA, LICENSING AND ADVERTISING segment includes the production and distribution of programming and consumer products (including children's television programming, videos, CD-ROM's, feature films and non-book products) and internet services, as well as advertising and promotional activities.


(IN MILLIONS)                     THREE MONTHS ENDED AUGUST 31,
===================================================================
                                   2000               1999
===================================================================

Revenue                          $ 10.2              $ 8.9
Operating Loss                     (9.8)              (7.2)
-------------------------------------------------------------------
OPERATING MARGIN                    *                  *
* - NOT MEANINGFUL

SCHOLASTIC CORPORATION
ITEM 2. MD&A

================================================================================

MEDIA, LICENSING AND ADVERTISING revenues increased 14.6% to $10.2 million in the first quarter of fiscal 2001 as compared to the prior year quarter, principally due to the launch of the new animated series CLIFFORD THE BIG RED DOG(TM) and the delivery of thrEE ROYAL DIARies specials. For the quarter ended August 31, 2000, this segment recognized an operating loss of $9.8 million as compared to $7.2 million in the same period of the prior fiscal year. These results reflect the impact of planned increases in promotional, editorial and other operating costs associated with the continued development of Scholastic.com.

The INTERNATIONAL segment includes the publication and distribution of products and services outside the United States by the Company's operations in the United Kingdom, Canada, Australia, New Zealand and Southeast Asia and its newer businesses in Mexico, India, Ireland and Argentina. In the current fiscal period, the segment includes Grolier's direct-to-home operations in the United Kingdom, Canada and Australia and the publication and distribution of Grolier's reference products and services outside the United States, principally in Southeast Asia.


(IN MILLIONS)                      THREE MONTHS ENDED AUGUST 31,
=====================================================================
                                    2000                1999
=====================================================================

Revenue                            $51.6              $ 38.9
Operating Loss                      (1.8)               (3.7)
---------------------------------------------------------------------
OPERATING MARGIN                     *                   *
* - NOT MEANINGFUL


INTERNATIONAL revenues for the quarter ended August 31, 2000 increased 32.6% to $51.6 million from $38.9 million in the prior year quarter. Revenues benefited from an 11% increase in Canadian sales primarily in school book clubs, and $13.9 million in Grolier reference and direct-to-home book club sales. Operating loss for the quarter improved $1.9 million over the prior year period reflecting improved revenues, which were partially offset by the impact of foreign exchange fluctuations.

SEASONALITY

The Company's school book clubs, school book fairs and most of its magazines operate on a school-year basis; therefore, the Company's business is highly seasonal. As a consequence, generally, the Company's revenues in the first and third quarters of the fiscal year are lower than its revenues in the other two fiscal quarters, and the Company experiences a loss from operations in the first quarter. Typically, school book clubs and school book fairs experience the largest revenues in the second quarter of the fiscal year, while revenues from the sale of instructional materials are higher in the first quarter. The acquisition of Grolier will not substantially change the Company's historic seasonality.

For the June through October time period, the Company experiences negative cash flow due to the seasonality of its business. Historically, as a result of the Company's business cycle, seasonal borrowings have increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

SCHOLASTIC CORPORATION
ITEM 2. MD&A

================================================================================

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $0.8 million during the quarter ended August 31, 2000, compared to a decrease of $3.0 million during the comparable period in the prior fiscal year.

Cash flow used in operations was $90.9 million for the first quarter as a result of working capital increases to support business growth. Within working capital, inventory levels increased reflecting a management decision in the fourth quarter of fiscal 2000 to accelerate paper purchases.

Cash outflows for investing activities were $428.5 million for the quarter, largely as a result of the $400.0 million acquisition of Grolier Incorporated. Additional spending principally consisted of capital expenditures, production cost expenditures, royalty advances and pre-publication expenditures. Capital expenditures, including capitalized interest, totaled $11.8 million for the first quarter of fiscal 2001, increasing $5.6 million over the same period in fiscal 2000 largely as a result of the expansion of the Company's corporate headquarters and the continued investment in the development of the Company's e-commerce strategy. Production costs increased $1.4 million over the same period of the prior fiscal year as a result of the new CLIFFORD and ROYAL DIARIES television shows. Payments for royalty advances increased slightly to $5.9 million from $5.6 million. Prepublication expenditures decreased $1.8 million to $8.5 million in the current fiscal year.

The Company believes its existing cash position, combined with funds generated from operations and available under the amended Loan Agreement and the Revolver will be sufficient to finance its ongoing working capital requirements for the remainder of the fiscal year.

FINANCING

To finance the June 22, 2000 acquisition of Grolier, the Company borrowed $350.0 million under a new credit facility (the "Grolier Facility") and borrowed the remaining $50.0 million under the Company's existing Loan Agreement and Revolver. The Grolier Facility is a one year facility, which may be extended at the Company's discretion for an additional year. The weighted-average interest rate under the Grolier Facility for the period June 22, 2000 through August 31, 2000 was 7.4%.

The Company maintains two unsecured credit facilities, the Loan Agreement and the Revolver, which provide for aggregate borrowings of up to $210.0 million (with a right, in certain circumstances, to increase to $240.0 million), including the issuance of up to $10.0 million in letters of credit. Both the Loan Agreement and the Revolver expire on August 11, 2004. The Company uses these facilities to fund seasonal cash flow needs and other working capital requirements. At August 31, 2000, the Company had $154.7 million in borrowings outstanding under these facilities at a weighted average interest rate of 7.3%.

In addition, unsecured lines of credit available to the Company's United Kingdom, Canadian, Southeast Asian and Australian operations totaled $50.7 million at August 31, 2000. These lines are used primarily to fund local working capital needs. At August 31, 2000, $23.1 million in borrowings were outstanding under these lines of credit at a weighted-average interest of 9.3%.

SCHOLASTIC CORPORATION
ITEM 2. MD&A

================================================================================

ACQUISITIONS

In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such opportunities and prospects. Consistent with this strategy. On June 22, 2000 the Company consummated the acquisition of Grolier for $400.0 million in cash.

FORWARD LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements, which are subject to various risks and uncertainties, including the conditions of the children's book and instructional materials markets and acceptance of the Company's products within those markets and other risks and factors identified in the Company's Report on Form 10-K for the fiscal year ended May 31, 2000.

SCHOLASTIC CORPORATION
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

================================================================================

The Company has operations in various foreign countries. In the normal course of business, these operations are exposed to fluctuations in currency values. Management believes that the impact of currency fluctuations do not represent a significant risk in the context of the Company's current international operations. The Company does not generally enter into derivative financial instruments in the normal course of business for material amounts, nor are such instruments used for speculative purposes.

Market risks relating to the Company's operations result primarily from changes in interest rates. As a result of the financing related to the Grolier acquisition, 69.2% of the Company's long-term debt bears interest at a variable rate and is sensitive to changes in interest rates. The Company is subject to the risk that market interest rates will increase and thereby increase the interest rates currently being charged under the variable rate debt. Under its current policies, the Company does not utilize any interest rate derivative instruments to manage its exposure to interest rate changes.

As of August 31, 2000, the balance outstanding under its variable rate facilities was $528.5 million. The three-month weighted-average interest rate was 7.3%. A 15% increase or decrease in the average cost of the Company's variable rate debt under the various facilities at August 31, 2000 would impact the Company's results of operations by approximately $5.9 million annually on a pre-tax basis.

                           PART II - OTHER INFORMATION

SCHOLASTIC CORPORATION
ITEM 4.   SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

================================================================================

On August 14, 2000, the holders of the 828,100 shares of Class A Stock, $.01 par value, (comprising all outstanding shares of Class A Stock) unanimously approved by written consent, fixing the number of directors constituting the full Board of Directors at 12. There were no abstentions or broker non-votes in connection with this matter. The Amended and Restated Certificate of Incorporation of the Company provides that the holders of shares of Class A Stock, voting as a class, have the right to fix the size of the Board of Directors so long as it does not consist of less than three nor more than 15 directors.

SCHOLASTIC CORPORATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

================================================================================

(a) Exhibits:

         EXHIBIT
         NUMBER        DESCRIPTION OF DOCUMENT

           3.3 Certificate of Amendment, effective as of September 19, 2000, to the Company's Amended and Restated Certificate of Incorporation.

          27.1 Financial Data Schedule as of and for the three months ended August 31, 2000


(b) Reports on Form 8-K filed during the quarter:

    Amended Current Report on Forms 8-K filed on July 7, 2000 regarding the consummation of the acquisition of Grolier Incorporated by Scholastic Inc. on June 22, 2000.


--------------------------------------------------------------------------------

SCHOLASTIC CORPORATION
SIGNATURES

================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SCHOLASTIC CORPORATION
                                             (Registrant)






Date: October 16, 2000                       /s/ Richard Robinson
                                             -----------------------------------
                                             Richard Robinson
                                             CHAIRMAN OF THE BOARD,
                                             PRESIDENT, CHIEF EXECUTIVE
                                             OFFICER AND DIRECTOR








Date: October 16, 2000                       /s/ Kevin J. McEnery
                                             -----------------------------------
                                             Kevin J. McEnery
                                             EXECUTIVE VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER

SCHOLASTIC CORPORATION
FORM 10-Q FOR QUARTERLY PERIOD ENDED AUGUST 31, 2000
EXHIBIT INDEX

================================================================================
     Exhibit
      NUMBER    DESCRIPTION OF DOCUMENT

       3.3 Certificate of Amendment, effective as of September 19, 2000, to the Company's Amended and Restated Certificate of Incorporation.

       27.1 Financial Data Schedule as of and for the three months ended August 31, 2000



--------------------------------------------------------------------------------