Form 10-Q
period 2000-11-30
SCHOLASTIC CORP
filed 2001-01-16
CIK 866729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000     Commission File No. 0-19860

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Title                           Number of shares outstanding
              of each class                        as of December 31, 2000
              -------------                        -----------------------

        Common Stock, $.01 par value                     16,604,857
        Class A Stock, $.01 par value                       828,100

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000
INDEX
--------------------------------------------------------------------------------

Part I - Financial Information                                                            Page
                                                                                          ----
         Item 1. Financial Statements

                 Condensed Consolidated Statement of Operations for the Three and
                 Six Months Ended November 30, 2000 and 1999                                1

                 Condensed Consolidated Balance Sheet at November 30, 2000
                 and 1999, and May 31, 2000                                                 2

                 Condensed Consolidated Statement of Cash Flows for the Six Months
                 Ended November 30, 2000 and 1999                                           3

                 Notes to Condensed Consolidated Financial Statements                       4

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                 12

         Item 3. Quantitative and Qualitative Disclosures about Market Risk                18

Part II - Other Information

         Item 4. Submission of Matters to Vote of Security Holders                         19

         Item 6. Exhibits and Reports on Form 8-K                                          20

Signatures                                                                                 21

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
(amounts in millions, except per share data)

=========================================================================================================================

                                                           Three months ended                  Six months ended
                                                      November 30,      November 30,      November 30,     November 30,
=========================================================================================================================
                                                          2000             1999              2000              1999
=========================================================================================================================
Revenues                                                $  668.3        $   511.3        $  1,030.4         $   693.8

Operating costs and expenses:
   Cost of goods sold                                      284.9            240.3             469.8             351.1
   Selling, general and administrative expenses            270.5            185.0             445.8             284.8
   Depreciation                                              7.1              4.7              13.3               9.3
   Goodwill and other intangible amortization                4.4              1.3               6.9               2.2
   Non-recurring charge                                       --              8.5                --               8.5
-------------------------------------------------------------------------------------------------------------------------

Total operating costs and expenses                         566.9            439.8             935.8             655.9

Operating income                                           101.4             71.5              94.6              37.9
Interest expense, net                                       13.5              5.7              23.2              10.1
-------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                  87.9             65.8              71.4              27.8

Provision for income taxes                                  31.6             24.5              25.7              10.1
-------------------------------------------------------------------------------------------------------------------------

Net income                                              $   56.3        $    41.3        $     45.7         $    17.7
=========================================================================================================================

Net income per Class A and Common Share:
   Basic (pre split - see footnote 10)                  $   3.26        $    2.49        $     2.66         $   1.07
   Diluted (pre split - see footnote 10)                $   2.95        $    2.30        $     2.47         $   1.05

=========================================================================================================================

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(amounts in millions, except per share data)

=================================================================================================================
                                               November 30, 2000         May 31, 2000           November 30, 1999
=================================================================================================================
                                                  (Unaudited)                                       (Unaudited)
ASSETS
  Current Assets:
    Cash and cash equivalents                   $       12.7             $        9.0             $        7.8
    Accounts receivable less allowance for
      doubtful accounts                                307.8                    153.7                    246.3
    Installment sale receivables less
      allowance for doubtful accounts                   66.8                      --                        --
    Inventories, net                                   401.4                    290.7                    301.8
    Deferred income taxes                               60.7                     57.2                     41.9
    Prepaid and other current assets                    83.4                     29.1                     36.5
-----------------------------------------------------------------------------------------------------------------
      Total current assets                             932.8                    539.7                    634.3

    Property, plant and equipment, net                 212.0                    176.4                    159.1
    Prepublication costs                               137.3                    116.1                     98.7
    Goodwill and other intangibles                     278.9                     66.4                     69.2
    Other assets and deferred charges                  103.9                     84.6                     84.8
-----------------------------------------------------------------------------------------------------------------
Total assets                                    $    1,664.9             $      983.2             $    1,046.1
=================================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY
  Current Liabilities:
    Lines of credit and current portion of
      long term debt                            $       26.2             $        8.7             $       19.6
    Accounts payable                                   168.8                    129.7                    155.4
    Accrued royalties                                   83.6                     32.8                     39.6
    Deferred revenue                                    35.0                     10.3                     35.6
    Other accrued expenses                             165.9                    104.3                     77.6
-----------------------------------------------------------------------------------------------------------------
      Total current liabilities                        479.5                    285.8                    327.8
  Noncurrent Liabilities:
    Long-term debt                                     649.6                    241.1                    312.9
    Other noncurrent liabilities                        43.5                     26.3                     22.9
-----------------------------------------------------------------------------------------------------------------
      Total noncurrent liabilities                     693.1                    267.4                    335.8

  Stockholders' Equity:
    Preferred Stock, $1.00 par value                      --                       --                       --
    Class A Stock, $.01 par value                        0.0                      0.0                      0.0
    Common Stock, $.01 par value                         0.2                      0.2                      0.2
    Deferred Compensation                               (0.2)                      --                       --
    Additional paid-in capital                         232.3                    222.7                    216.9
    Accumulated other comprehensive loss:
      foreign currency translation adjustment          (15.1)                   (11.1)                    (6.2)
    Retained earnings                                  288.5                    242.8                    209.2
    Less shares of Common Stock
      held in treasury                                 (13.4)                   (24.6)                   (37.6)
-----------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                       492.3                    430.0                    382.5
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity      $    1,664.9             $      983.2             $    1,046.1
=================================================================================================================

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
(amounts in millions)

==================================================================================================================
                                                                                         Six Months ended
                                                                                    November 30,     November 30,
==================================================================================================================
                                                                                        2000            1999
==================================================================================================================
Net cash provided by / (used in) operating activities                               $       44.2    $      (10.4)

Cash flows used in investing activities:
   Business and trademark acquisition-related payments                                    (396.4)           --
   Additions to property, plant and equipment                                              (31.2)          (16.4)
   Prepublication costs                                                                    (20.6)          (23.8)
   Royalty advances                                                                        (13.2)          (12.0)
   Other                                                                                   (10.0)           (0.4)
   Production costs                                                                         (7.9)           (5.1)
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (479.3)          (57.7)
------------------------------------------------------------------------------------------------------------------

Cash flows provided by/(used in) financing activities:
   Borrowings under the Grolier facility                                                   350.0            --
   Borrowings under Loan Agreement and Revolver                                            339.2           192.2
   Repayments of Loan Agreement and Revolver                                              (280.9)         (127.4)
   Borrowings under lines of credit                                                         45.6            32.3
   Repayments of lines of credit                                                           (34.7)          (30.3)
   Proceeds from the exercise of stock options and related tax benefits                     20.5             3.9
   Other                                                                                    (0.9)           (0.7)
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  438.8            70.0
------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                    3.7             1.9

Cash and cash equivalents at beginning of period                                             9.0             5.9
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                          $       12.7    $        7.8
==================================================================================================================

See accompanying notes

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(amounts in millions, except per share data)
================================================================================

1. Basis of Presentation

The accompanying condensed consolidated financial statements consist of the accounts of Scholastic Corporation and its wholly-owned subsidiaries (the "Company"), including the consolidated accounts of Grolier Incorporated and its subsidiaries since its acquisition on June 22, 2000, (see Note 3). These financial statements have not been audited, but reflect those adjustments consisting of normal recurring items which management considers necessary for a fair presentation of financial position, results of operations and cash flow. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Report on Form 10-K for the fiscal year ended May 31, 2000 as well as the Form 8-K filed in connection with the acquisition of Grolier Incorporated, (See Note 3.)

The Company's business is closely correlated to the school year. Consequently, the results of operations for the six months ended November 30, 2000 and 1999 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the November 30, 1999 condensed consolidated balance sheet is included for comparative purposes.

Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Significant estimates that affect the financial statements include, but are not limited to: book returns; recoverability of inventory; recoverability of advances to authors; amortization periods; recoverability of prepublication and film production costs; purchase price allocations; and recoverability of other long-lived assets.

2. Recent Accounting Pronouncements

The Company has adopted the provisions of EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This Consensus states that all shipping and handling billed to a customer in a sale transaction represent fees earned for the goods provided and, accordingly, amounts billed related to shipping and handling should be classified as revenue. Shipping and handling costs are classified in cost of goods sold. Certain prior year amounts have been reclassified in accordance with the Consensus.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and to measure them at fair value. Under SFAS 133, the Company is required to adopt the provisions of this standard in the first quarter of fiscal 2002. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial position, results of operations or cash flows.

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

In June 2000, the Accounting Standards Executive Committee issued Statement of Position No. 00-2 ("SOP 00-2"), "Accounting by Producers or Distributors of Films." SOP 00-2 replaces the Statement of Financial Accounting Standards No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." SOP 00-2 concludes that film costs should be accounted for under an inventory model and discusses various topics such as revenue recognition, fee allocation in multiple films, accounting for exploitation costs, and impairment assessment. The Company is required to adopt the provisions of SOP 00-2 by the first quarter of fiscal 2002. The Company does not expect that the adoption of SOP 00-2 will have a material impact on its financial position, results of operations or cash flows.

3. Acquisition of Grolier

On June 22, 2000, Scholastic Inc., a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding capital stock of Grolier Incorporated ("Grolier"), a Delaware corporation, for $400.0 in cash. The Company is accounting for the acquisition under the purchase method of accounting.

The acquisition was financed by the Company using bank debt. Of the $400.0 Grolier purchase price, $350.0 was borrowed under a new credit facility (the "Grolier Facility") entered into to finance the acquisition and $50.0 was borrowed under the Company's existing Loan Agreement and Revolver, (See Note 5.)

The unaudited pro forma results of the Company, giving effect to the acquisition of Grolier as if it was consummated as of the first day of the six-month period ended November 30, 2000 and 1999 are as follows:

                                                  Six months ended November 30,
================================================================================
                                                      2000              1999
================================================================================

Revenues                                           $  1,066.0          $  924.5
Net income                                         $     46.9          $   12.6
--------------------------------------------------------------------------------

Net income per Class A and Common Share:
     Basic (pre-split--See Note 10.)               $     2.73          $   0.76
     Diluted (pre-split--See Note 10.)             $     2.54          $   0.74

The following summarizes the preliminary allocation of the $396.4 purchase price allocation, which includes the related transaction and financing costs, to the net assets of Grolier acquired based upon a preliminary allocation as follows:

     Accounts receivable, net                                            $105.5
     Inventory                                                             52.4
     Other current assets                                                  55.0
     Property, plant and equipment, net                                    18.9
     Goodwill and other intangibles                                       219.8
     Other assets                                                          54.4
     Current liabilities                                                  (86.7)
     Non-current liabilities                                              (17.3)
     Cash received upon acquisition of Grolier                             (5.6)
                                                                         ------
       Total purchase price                                              $396.4
                                                                         ======

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

The Company's operations are categorized in the following four segments:
Children's Book Publishing and Distribution; Educational Publishing; Media, Licensing and Advertising; and International. Such segment classification reflects the nature of products and services consistent with the method by which the Company's chief operating decision-maker assesses operating performance and allocates resources. Revenues derived from Grolier's operations are reported in the Company's Children's Book Publishing and Distribution, Educational Publishing and International segments.

The following table sets forth the Company's segment information for the periods indicated:

                            Children's
                               Book                       Media,
                            Publishing                  Licensing
                                and       Educational      and          Total
                           Distribution   Publishing   Advertising    Domestic    International  Overhead (1)  Consolidated
==========================================================================================================================
Three months ended
November 30, 2000
==========================================================================================================================
Revenues                  $   445.5      $   73.9      $  54.9      $  574.3     $   94.0      $   0.0       $   668.3
Depreciation                    1.0           0.4          1.4           2.8          1.0          3.3             7.1
Amortization (2)                4.1          14.4          3.6          22.1          0.4          0.0            22.5
Royalty advance expense         7.0           0.7          0.9           8.6          0.3          0.0             8.9
Segment profit/(loss) (3)     111.8          (8.0)         0.3         104.1         12.2        (14.9)          101.4
Expenditures for
  long-lived assets (5)        12.4           8.1          4.0          24.5          2.2         14.9            41.6

==========================================================================================================================
Three months ended
November 30, 1999
==========================================================================================================================

Revenues                  $   350.2      $   52.8       $ 39.9      $  442.9      $  68.4      $   0.0        $  511.3
Depreciation                    0.8           0.3          0.4           1.5          0.8          2.4             4.7
Amortization (2)                3.4           6.8          3.7          13.9          0.5          0.0            14.4
Royalty advance expense         8.9           0.4          0.6           9.9          0.7          0.0            10.6
Segment profit/(loss) (3)      93.7          (7.7)        (2.6)         83.4          6.2        (18.1)           71.5
Expenditures for
  long-lived assets (5)        10.9          10.0          4.2          25.1          1.1          5.3            31.5

-------------------------------------------------------------------------------------------------------------------------

Tables and notes continued on the following page

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(amounts in millions, except per share data)
================================================================================

4. Segment Information (continued)

                            Children's
                               Book                       Media,
                            Publishing                  Licensing
                                and       Educational      and          Total
                           Distribution   Publishing   Advertising    Domestic   International  Overhead (1)  Consolidated
==========================================================================================================================
Six months ended
November  30, 2000
==========================================================================================================================
Revenues                  $   652.1      $  167.0     $   65.7      $  884.8    $   145.6      $   0.0       $ 1,030.4
Depreciation                    2.1           0.8          2.2           5.1          2.0          6.2            13.3
Amortization (2)                8.4          25.7          6.9          41.0          1.1          0.0            42.1
Royalty advance expense        11.5           1.0          1.1          13.6          0.3          0.0            13.9
Segment profit/(loss) (3)     118.4           6.3        (10.5)        114.2          9.5        (29.1)           94.6
Segment assets                701.4         429.9         64.5       1,195.8        233.4        235.7         1,664.9
Long-lived assets (4)         149.6         290.0         42.4         482.0         51.4        161.9           695.3
Expenditures for
  long-lived assets (5)        21.4          14.1         10.9          46.4          3.0         23.5            72.9

==========================================================================================================================
Six months ended
November 30, 1999
==========================================================================================================================

Revenues                  $   428.0     $   109.2     $   49.3      $  586.5    $   107.3      $   0.0      $    693.8
Depreciation                    1.7           0.5          0.6           2.8          1.7          4.8             9.3
Amortization (2)                6.8          13.8          5.3          25.9          0.8          0.0            26.7
Royalty advance expense        13.1           0.5          0.8          14.4          1.2          0.0            15.6
Segment profit/(loss) (3)      78.7          (7.3)        (9.9)         61.5          2.3        (25.9)           37.9
Segment assets                470.7         190.5         56.1         717.3        162.2        166.6         1,046.1
Long-lived assets (4)          94.5          93.1         32.3         219.9         55.8        111.9           387.6
Expenditures for
  long-lived assets (5)        19.0          17.6          9.5          46.1          2.2          9.0            57.3

-------------------------------------------------------------------------------------------------------------------------

(1) Overhead includes all domestic corporate-related items not allocated to reportable segments. As it relates to the segment profit/(loss), unallocated expenses include costs related to the management of corporate assets. In fiscal 2000, overhead segment profit/(loss) included a non-recurring charge of $8.5 primarily related to the establishment of a litigation reserve following an adverse decision in a lawsuit. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company's headquarters in the metropolitan New York area, its National Service Operation located in Missouri and the Grolier facilities located in Connecticut.

(2) Includes amortization of goodwill and other intangible assets, and prepublication and production costs.

(3) Segment profit/(loss) represents earnings before interest and income taxes. Includes the net effect of the changes in sales returns estimates which resulted in an increase to net income of $5.2 ($0.27 per share) in the Fiscal 2001 second quarter.

(4) Includes property, plant and equipment, prepublication costs, goodwill and other intangible assets, royalty advances and production costs.

(5) Includes purchases of property, plant and equipment, prepublication and production costs and royalty advances. This amount excludes the expenditures for long-lived assets as part of the Grolier acquisition.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(amounts in millions, except per share data)
================================================================================

5. Debt

The following table sets forth the Company's debt balances as of the dates indicated:

===============================================================================================================
                                                 November 30, 2000        May 31, 2000     November 30, 1999
===============================================================================================================
Lines of Credit                                     $    26.2              $      8.5        $    19.5
Grolier Facility                                        350.0                      --               --
Loan Agreement and Revolver                              64.0                     5.6             74.8
7% Notes due 2003, net of discount                      124.9                   124.8            124.8
Convertible Subordinated Debentures                     110.0                   110.0            110.0
Other debt                                                0.7                     0.9              3.4
---------------------------------------------------------------------------------------------------------------
   Total debt                                           675.8                   249.8            332.5
Less current portion of long-term debt
  and lines of credit                                   (26.2)                   (8.7)           (19.6)
---------------------------------------------------------------------------------------------------------------
   Total long-term debt                              $  649.6                $  241.1          $ 312.9
===============================================================================================================

Grolier Facility. The acquisition of Grolier for $400.0 was financed by the Company using bank debt; of which $350.0 was borrowed under the Grolier Facility, and the remaining $50.0 was borrowed under the Company's existing Loan Agreement and Revolver (as discussed below). Scholastic Inc. is the borrower and the Company is the guarantor under the $350.0 Grolier Facility, effective June 22, 2000. The Grolier Facility is a one year facility, which may be extended at the Company's discretion for an additional year. Borrowings bear interest at the prime rate or 0.39% to 1.10% over LIBOR (as defined). The Grolier Facility also provides for a facility fee ranging from 0.085% to 0.25%. The amounts charged vary based on the Company's credit rating. Based on the Company's current credit rating, the interest rate and facility fee charged are 0.475% over LIBOR and 0.125%, respectively. The Grolier Facility contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions.

Loan Agreement. The Company and Scholastic Inc. are joint and several borrowers under an amended and restated loan agreement with certain banks, effective August 11, 1999 and amended June 22, 2000 (the "Loan Agreement"). The Loan Agreement, which expires on August 11, 2004, provides for aggregate borrowings of up to $170.0 (with a right in certain circumstances to increase borrowings to $200.0), including the issuance of up to $10.0 in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company's credit rating. Based on the Company's current credit rating, the interest rate, facility fee and utilization fee are 0.475% over LIBOR 0.150%, and 0.075%, respectively. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions.

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

Convertible Subordinated Debentures. In August 1995, the Company sold $110.0 of 5.0% Convertible Subordinated Debentures due August 15, 2005 (the "Debentures"). Interest on the Debentures is payable semi-annually on August 15 and February 15 of each year. The Debentures are redeemable at the option of the Company, in whole, but not in part, at any time on or after August 15, 1998 at 100% of the principal amount plus accrued interest. Each Debenture is convertible, at the holder's option, any time prior to maturity, into Common Stock of the Company at a conversion price of $76.86 per share, subject to adjustment in certain events. (See Note 10.)

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

7. Comprehensive Income

The following table sets forth comprehensive income for the periods indicated:

                                                              Three months ended                     Six months ended
                                                        November 30,       November 30,      November 30,       November 30,
================================================================================================================================
                                                            2000               1999              2000               1999
================================================================================================================================
Net income                                                $  56.3            $  41.3           $  45.7            $  17.7

Other comprehensive loss:
Foreign currency translation adjustment
   net of provision for income taxes                         (2.2)              (0.1)             (4.0)              (0.3)
--------------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                      $  54.1            $  41.2           $  41.7            $  17.4
================================================================================================================================

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(amounts in millions, except per share data)
================================================================================

8. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated to give effect to potentially dilutive stock options and convertible debentures that were outstanding during the period. The following table, which does not include the impact of the Company's announced stock split, effective January 16, 2001 (see Footnote 10), summarizes the reconciliation of the numerators and denominators for the Basic and Diluted earnings per share ("EPS") computations for the periods indicated:

                                                               Three months ended                     Six months ended
                                                         November 30,       November 30,      November 30,       November 30,
=================================================================================================================================
                                                             2000               1999              2000               1999
=================================================================================================================================
Net income for Basic EPS                                   $  56.3            $  41.3           $  45.7           $  17.7
  Effect of convertible debt                                   0.9                0.8               1.8                --(a)
---------------------------------------------------------------------------------------------------------------------------------
Net income for Diluted EPS                                 $  57.2            $  42.1              47.5           $  17.7
=================================================================================================================================
Weighted-average shares for Basic EPS                         17.3               16.5              17.2              16.5
  Effect of stock options                                      0.7                0.4               0.6               0.4
  Effect of convertible debt                                   1.4                1.4               1.4                --(a)
---------------------------------------------------------------------------------------------------------------------------------

Weighted-average shares for Diluted EPS                       19.4               18.3              19.2              16.9
=================================================================================================================================

Net income per Class A and Common Share:
  Basic                                                   $   3.26           $   2.49          $   2.66          $   1.07
  Diluted                                                 $   2.95           $   2.30          $   2.47          $   1.05

(a)   The effect of convertible debt was excluded because it was anti-dilutive.

9. Non-Recurring Charge

The operating results for the six months ended November 30, 1999 include a $8.5 non-recurring charge primarily related to the establishment of a litigation reserve following an adverse decision in a lawsuit, which was received on December 10, 1999. The case involves stock appreciation rights allegedly granted in 1990 in connection with a joint venture formed primarily to produce motion pictures. Although the Company disagrees with the judge's decision and is appealing the ruling, the Company has recorded a $6.7 charge to fully reserve with respect to the case. The $8.5 charge also includes an unrelated expense of $1.8 relating to the liquidation of certain stock options.

10. Subsequent Event

On December 14, 2000, Scholastic's Board of Directors approved a 2-for-1 stock split in the form of a 100% stock dividend on its Common Stock and Class A Stock, payable January 16, 2001 to stockholders of record as of December 29, 2000. Stockholders will receive one additional share of Common Stock or Class A Stock for each share held on the record date. All outstanding rights under stock options to acquire Scholastic's Common Stock and under Scholastic's convertible debt will also be adjusted to give effect to the stock split.

SCHOLASTIC CORPORATION
Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations ("MD&A")
================================================================================

Results of Operations - Consolidated

Revenues for the quarter ended November 30, 2000 increased 31% to $668.3 million compared to $511.3 million in the year ago quarter. For the six months ended November 30, 2000, revenues increased 49% to $1,030.4 million from $693.8 million in the prior year period. The increase in revenues for both the three and six month periods reflects revenue growth across all segments of the Company's business, primarily led by the Children's Book Publishing and Distribution segment, which was up 27% over the prior year quarter and 52% over the prior year-to-date period. This segment accounted for 67% and 63% respectively, of the Company's revenues for the three and six-month periods ended November 30, 2000 as compared to 69% and 62%, respectively, in the prior fiscal year periods. This revenue increase also reflects the results of Grolier Incorporated ("Grolier") for the period subsequent to the June 22, 2000 acquisition by the Company.

Cost of goods sold as a percentage of sales decreased from 47.0% to 42.6% for the quarter ended November 30, 2000 and from 50.6% to 45.6% for the six-month period compared to the prior year periods. This improvement resulted primarily from the addition of Grolier sales in Fiscal 2001 and the significant increase in higher margin Trade sales due in part to better than expected sell-through in the Children's Book Publishing & Distribution segment which lowered reserve for returns requirements. Selling, general and administrative expenses as a percentage of sales increased from 36.2% to 40.5% for the quarter ended November 30, 2000 when compared to the prior year quarter. This increase relates primarily to increased goodwill amortization related to the Grolier acquisition, increased promotional spending and increased amortization of prepublication costs. For the year-to-date period, selling, general and administrative expenses as a percentage of sales increased from 41.1% to 43.3% when compared to the same period in the prior fiscal year.

Operating expenses for the prior year quarter include a non-recurring charge of $8.5 million due to the establishment of a $6.7 million litigation reserve following an adverse decision in a lawsuit. The case, which the Company has appealed, involves stock appreciation rights allegedly granted in connection with a joint venture formed primarily to produce motion pictures. The non-recurring charge also includes an unrelated expense of $1.8 million related to the liquidation of certain stock options.

Excluding the impact of the prior-year non-recurring charge, operating profit for the quarter ended November 30, 2000 improved 27% to $101.4 million from $80.0 million in the same quarter of the prior fiscal year. Including the prior-year non-recurring charge, operating profit for the quarter improved 42% over the same period in the prior fiscal year. For the six-month period, operating profit, excluding the impact of the prior-year non-recurring charge, improved 104% to $94.6 million from $46.4 million in the prior year. Including the prior-year non-recurring charge, operating profit for the six-month period improved 150% over the same period in the prior fiscal year. These increases reflect the impact of strong sales across all segments combined with the integration of Grolier's revenues in the Company's results.

Net income increased 21% to $56.3 million, or $2.95 per diluted share, compared to $46.6 million, or $2.59 per diluted share (excluding the $0.29 per share non-recurring charge recorded last year). For the six-month period, net income increased 98% to $45.7 million, or $2.47 per diluted share, compared to $23.1 million, or $1.35 per diluted share (excluding the $0.29 per share non-recurring charge). All net income per diluted share amounts are before the 2-for-1 stock split effective January 16, 2001. (See Note 10 to Notes to Condensed Consolidated Financial Statements).

SCHOLASTIC CORPORATION
Item 2. MD&A
================================================================================

Results of Operations - Segments

Children's Book Publishing and Distribution

The Company's Children's Book Publishing and Distribution segment includes the publication and distribution of children's books in and from the United States through its school book clubs, continuity programs, school book fairs and the trade channel. This segment also includes Grolier's direct-to-home book clubs and trade sales in the United States in the current fiscal year.

                                           Three months ended                          Six months ended
(in millions)                      November 30,          November 30,         November 30,         November 30,
====================================================================================================================
                                       2000                  1999                 2000                 1999
====================================================================================================================
Revenue                             $ 445.5               $ 350.2               $ 652.1              $ 428.0
Operating Profit                      111.8                  93.7                 118.4                 78.7
--------------------------------------------------------------------------------------------------------------------
Operating margin                       25.1%                 26.8%                 18.2%                18.4%

Revenues in the Children's Book Publishing and Distribution segment for the quarter ended November 30, 2000 increased 27% to $445.5 million compared to $350.2 million in the year ago quarter. Grolier Home Book Clubs and Trade revenues added $67.4 million, with Scholastic Trade revenues increasing 17% from the year ago quarter. Revenue for School Book Fairs and School Book Clubs increased 10% and 3%, respectively, compared to the prior year quarter, which included peak Fiscal 2000 sales of Pokemon(TM) and Harry Potter(TM) books. For the six-month period, revenues increased 52% to $652.1 million compared to $428.0 million in the year ago period. This increase reflects the addition of $107.3 million in revenue from Grolier's operations and increased revenue in the Company's Trade, School Book Fair and School Book Club operations. Trade revenues continued to benefit from better than expected sell-through of Harry Potter and other Scholastic titles. In addition to Harry Potter, other top selling trade titles for the quarter ended November 30, 2000 included I Spy(TM), Dear America(R), Royal Diaries, Clifford the Big Red Dog(R), Captain Underpants(TM) How Do Dinosaurs say Goodnight, Scooby Doo and Powerpuff Girls.

Segment operating profit for the quarter increased 19% to $111.8 million as compared to $93.7 million in the prior year. This improvement primarily resulted from the addition of Grolier Home Book Clubs and the impact of better than expected sell-through in Trade, which lowered reserve requirements and increased net income by $5.2 million, or $0.27 per share, in the quarter. The Company will continue to monitor sales information from the retailers related to the Holiday sales of its Trade titles. Based on such information the Company may adjust its estimate for sales returns. For the six-month period, operating profit improved by 50% to $118.4 million, as compared to an operating profit of $78.7 million for the prior year period. This growth reflects the benefit of the addition of the Grolier business and the strength of the Trade business.

SCHOLASTIC CORPORATION
Item 2. MD&A
================================================================================

Results of Operations - Segments (continued)

Educational Publishing

The Company's Educational Publishing segment includes the publication and distribution of grades K to 12 textbooks, supplemental materials, classroom magazines, teaching resources and instructional technology in and from the United States to schools and libraries. This segment includes Grolier Publishing, which includes print and on-line children's non-fiction and reference products, in the current fiscal year.

                                           Three months ended                          Six months ended
(in millions)                      November 30,          November 30,         November 30,         November 30,
====================================================================================================================
                                       2000                  1999                 2000                 1999
====================================================================================================================
Revenue                              $ 73.9                $ 52.8               $ 167.0              $ 109.2
Operating (Loss) Profit                (8.0)                 (7.7)                  6.3                 (7.3)
--------------------------------------------------------------------------------------------------------------------
Operating margin                        *                     *                     3.8%                 *

*     - not meaningful

Revenues in the Educational Publishing segment for the quarter ended November 30, 2000 increased 40% to $73.9 million compared to $52.8 million in the year ago quarter. For the six months, revenues increased 53% to $167.0 million, compared to $109.2 million in the year ago period. Revenues for both the quarter and year-to-date period benefited from the addition of Grolier's print and on-line non-fiction and reference sales (of $15.0 million and $27.0 million, respectively), combined with increases in Scholastic's core and supplemental curriculum sales.

The segment's operating loss for the second quarter was $8.0 million, compared to an operating loss of $7.7 million in the prior fiscal year quarter. Offsetting the increases in segment revenue were increases in obsolescence provisions and increased amortization related to certain capitalized prepublication costs. For the six month period, operating profit improved by $13.6 million over the prior year period, primarily reflecting the benefit of product shipments for the Texas reading adoption and open market sales of Scholastic Literacy Place(R) 2000, strong sales of supplemental curriculum and the addition of Grolier's reference division.

Media, Licensing and Advertising
The Company's Media, Licensing and Advertising segment includes the production and distribution of programming and consumer products (including children's television programming, videos, CD-ROM's, feature films and non-book products) and internet services, as well as advertising and promotional activities.

                                           Three months ended                          Six months ended
(in millions)                      November 30,          November 30,         November 30,         November 30,
====================================================================================================================
                                       2000                  1999                 2000                 1999
====================================================================================================================
Revenue                              $ 54.9                $ 39.9                $ 65.7               $ 49.3
Operating Profit (Loss)                 0.3                  (2.6)                (10.5)                (9.9)
--------------------------------------------------------------------------------------------------------------------
Operating margin                        0.5%                  *                     *                    *

*     - not meaningful

SCHOLASTIC CORPORATION
Item 2. MD&A
================================================================================

Results of Operations - Segments (continued)

Media, Licensing and Advertising revenues increased 38% to $54.9 million in the second quarter of fiscal 2001 compared to $39.9 million in the prior year quarter. For the six month period, the segment's revenues increased 33% to $65.7 million versus $49.3 million in the prior year. This improvement reflects the impact of increases in advertising revenues for the Company's professional magazines, production revenues from the new animated series Clifford the Big Red Dog(TM), fees from the syndication of Scholastic's The Magic School Bus(R) television show, as well as the inclusion of Grolier in the segment results ($5.4 million for the quarter and six-month periods).

For the quarter ended November 30, 2000, operating profit of $0.3 million improved from an operating loss of $2.6 million in the same period of the prior fiscal year. These results reflect the impact of revenue increases, partially offset by planned increases in promotional, editorial and other operating costs associated with the continued development of Scholastic.com. For the six months ended November 30, 2000, the operating loss for this segment was $10.5 million as compared to $9.9 million in the previous year.

International

The International segment includes the publication and distribution of products and services outside the United States by the Company's operations in the United Kingdom, Canada, Australia, New Zealand and Southeast Asia and its emerging businesses in Mexico, India, Ireland and Argentina. In the current fiscal period, the segment includes Grolier's direct-to-home operations in the United Kingdom, Canada and Australia and the publication and distribution of Grolier's reference products and services outside the United States, principally in Southeast Asia.

                                           Three months ended                          Six months ended
(in millions)                      November 30,          November 30,         November 30,         November 30,
====================================================================================================================
                                       2000                  1999                 2000                 1999
====================================================================================================================
Revenue                              $ 94.0                $ 68.4               $ 145.6              $ 107.3
Operating Profit (Loss)                12.2                   6.2                   9.5                  2.3
--------------------------------------------------------------------------------------------------------------------
Operating margin                       13.0%                  9.1%                  6.5%                 2.1%

International revenues increased by approximately 36% for both the quarter and year-to-date periods ended November 30, 2000 when compared to the comparable prior year periods. The increase principally reflects the inclusion of Grolier ($22.7 million and $36.7 million, respectively) in the Company's results as well as an increase in the results of the Canadian operations led by their School Book Clubs. Operating profit improved $6.0 million over the prior year quarter and $7.2 million over the prior year six-month period reflecting strong Canadian and export results combined with the inclusion of Grolier in segment results, all of which was partially offset by the impact of foreign exchange fluctuations and lower revenues for the Australia and United Kingdom operations.

SCHOLASTIC CORPORATION
Item 2. MD&A
================================================================================

Seasonality

The Company's school book clubs, school book fairs and most of its magazines operate on a school-year basis; therefore, the Company's business is highly seasonal. As a consequence, generally, the Company's revenues in the first and third quarters of the fiscal year are lower than its revenues in the other two fiscal quarters, and the Company experiences a loss from operations in the first quarter. Typically, School Book Clubs and School Book Fairs experience the largest revenues in the second quarter of the fiscal year, while revenues from the sale of instructional materials are higher in the first quarter. The acquisition of Grolier is not expected to substantially change the Company's historic seasonality.

For the June through October time period, the Company experiences negative cash flow due to the seasonality of its business. Historically, as a result of the Company's business cycle, seasonal borrowings have increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased by $3.7 million during the six-month period ended November 30, 2000, compared to an increase of $1.9 million during the comparable period in the prior fiscal year.

Cash flow provided by operations was $44.2 million for the six-month period primarily as a result of improved operating performance.

Cash outflows for investing activities were $479.3 million for the six-month period, largely as a result of the acquisition of Grolier and increased spending for capital expenditures. Capital expenditures, including capitalized interest, totaled $31.2 million for the six-month period of fiscal 2001, increasing $14.8 million over the same period in fiscal 2000 largely as a result of the expansion of the Company's corporate headquarters and continuing investment in systems development.

The Company believes its existing cash position, combined with funds generated from operations and available under the amended Loan Agreement and the Revolver, will be sufficient to finance its ongoing working capital requirements for the remainder of the fiscal year.

SCHOLASTIC CORPORATION
Item 2. MD&A
================================================================================

Financing

To finance the June 22, 2000 acquisition of Grolier, the Company borrowed $350.0 million under a new credit facility (the "Grolier Facility") and borrowed the remaining $50.0 million under the Company's existing Loan Agreement and Revolver. The Grolier Facility is a one year facility, which may be extended at the Company's discretion for an additional year. The weighted-average interest rate under the Grolier Facility for the period June 22, 2000 through November 30, 2000 was 7%.

The Company maintains two unsecured credit facilities, the Loan Agreement and the Revolver, which provide for aggregate borrowings of up to $210.0 million (with a right, in certain circumstances, to increase borrowings to $240.0 million), including the issuance of up to $10.0 million in letters of credit. Both the Loan Agreement and the Revolver expire on August 11, 2004. The Company primarily uses these facilities to fund seasonal cash flow needs and other working capital requirements. At November 30, 2000, the Company had $64.0 million in borrowings outstanding under these facilities at a weighted average interest rate of 7%.

In addition, unsecured lines of credit available to the Company's United Kingdom, Canadian, Australian and Southeast Asian operations totaled $49.5 million at November 30, 2000. These lines are used primarily to fund local working capital needs. At November 30, 2000, $26.2 million in borrowings were outstanding under these lines of credit at a weighted-average interest rate of 8%.

Acquisitions

On June 22, 2000, the Company acquired the capital stock of Grolier for $400.0 million in cash. In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such opportunities and prospects.

Subsequent Event

Scholastic Corporation announced that its Board of Directors approved a 2-for-1 stock split in the form of a 100% stock dividend on its Common Stock and Class A Stock, payable January 16, 2001 to stockholders of record as of December 29, 2000. Stockholders will receive one additional share of Common Stock or Class A Stock for each share held on the record date. The additional shares will be mailed or delivered on or about January 16, 2001 by the Company's transfer agent, ChaseMellon Shareholder Services L.L.C. All outstanding rights under stock options to acquire Scholastic's Common Stock and under Scholastic's 5% Convertible Subordinated Debentures due 2005 will also be adjusted to give effect to the stock split.

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

The Company posts on its website,
www.scholastic.com/aboutscholastic/invrel/index.htm, the date of its upcoming financial press releases and telephonic analyst call at least five days prior to the dissemination of its financial press releases. The Company's analyst calls are open to the public and remain available to the public through the Company's website for at least five days after the date of call.

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

Market risks relating to the Company's operations result primarily from changes in interest rates. As a result of the financing related to the Grolier acquisition, approximately 65% of the Company's total debt bears interest at a variable rate and is sensitive to changes in interest rates. The Company is subject to the risk that market interest rates will increase and thereby increase the interest rates currently being charged under the variable rate debt. Under its current policies, the Company does not utilize any interest rate derivative instruments to manage its exposure to interest rate changes.

As of November 30, 2000, the balance outstanding under its variable rate facilities was $440.9 million. The six-month weighted-average interest rate under its variable rate facilities was 7%. A 15% increase or decrease in the average cost of the Company's variable rate debt under the various facilities at November 30, 2000 would impact the Company's results of operations by approximately $4.9 million annually on a pre-tax basis.

                           PART II - OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 4. Submissions of Matters to Vote of Security Holders
================================================================================

The Annual Meeting of Stockholders of the Company was held on September 19, 2000. The following sets forth the results of the proposals presented at the meeting voted upon by the stockholders of the Company entitled to vote thereon.

Holders of the 828,100 shares of Class A Stock (comprising all outstanding shares of Class A Stock) unanimously voted in favor of:

      o The election of Richard Robinson, Rebeca M. Barrera, Helen V. Benham, Charles T. Harris III, Andrew S. Hedden, Ramon Cortines, Mae
            C. Jemison, Augustus K. Oliver and Richard M. Spaulding to serve as directors of the Company, each to serve until the next Annual Meeting of Stockholders and until their successor is duly elected and qualified.

      o The resolution authorizing an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company to 70,000,000.

      o The resolution authorizing an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Preferred Stock of the Company to 2,000,000.

      o The resolution authorizing an amendment to the Amended and Restated Certificate of Incorporation to effect the other amendments as set forth in the proposed Charter Amendment.

      o The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending May 31, 2001.

With respect to all matters voted on by the holders of the Class A Stock at the meeting, broker non-votes were not applicable since no shares are held by brokers.

Holders of Common Stock voted in favor of:

      o The election of the following three nominees as directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Votes cast by holders of the Common Stock were as follows:

                            Nominee                   For            Withheld

                      Linda B. Keene             13,921,500           135,231
                      Peter Mayer                13,922,600           134,131
                      John G. McDonald           13,922,450           134,281

With respect to the foregoing matter voted on by the holders of the Common Stock, abstentions or broker non-votes were not applicable.

      o The approval of a resolution authorizing an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company to 70,000,000. Votes cast by holders of the Common Stock were as follows:

 For: 10,199,550    Against: 3,851,599   Abstain: 5,582   Broker non-votes: 0

SCHOLASTIC CORPORATION
Item 6. Exhibits and Reports on Form 8-K
================================================================================

(a) Exhibits:

         Exhibit
         Number        Description of Document
         ------        -----------------------

           27.1 Financial Data Schedule as of and for the six months ended November 30, 2000

(b) Reports on Form 8-K filed during the quarter:

Amended Current Report on Form 8-K/A filed on September 5, 2000 regarding the consummation of the acquisition of Grolier Incorporated by Scholastic Inc. on June 22, 2000.

--------------------------------------------------------------------------------

SCHOLASTIC CORPORATION
SIGNATURES
================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SCHOLASTIC CORPORATION
                                         (Registrant)


Date: January 16, 2001                   /s/ Richard Robinson
                                         -----------------------------------
                                         Richard Robinson
                                         Chairman of the Board,
                                         President, Chief Executive
                                         Officer and Director


Date: January 16, 2001                   /s/ Kevin J. McEnery
                                         -----------------------------------
                                         Kevin J. McEnery
                                         Executive Vice President and
                                         Chief Financial Officer

SCHOLASTIC CORPORATION
FORM 10-Q FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 2000
EXHIBIT INDEX
================================================================================

     Exhibit
      Number        Description of Document
      ------        -----------------------

       27.1         Financial Data Schedule for the six months ended
                    November 30, 2000

--------------------------------------------------------------------------------