Form 10-Q
period 2001-02-28
SCHOLASTIC CORP
filed 2001-04-16
CIK 866729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2001     Commission File No. 0-19860



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
Yes X  No
   ---   ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Title          Number of shares outstanding
                     of each class           as of March 31, 2001
                     -------------           --------------------

              Common Stock, $.01 par value         33,484,656
              Class A Stock, $.01 par value         1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001
INDEX

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                          PAGE

      Item 1. Financial Statements

            Condensed Consolidated Statement of Operations for the
            Three and
            Nine Months Ended February 28, 2001 and February 29,         1
            2000

            Condensed Consolidated Balance Sheet at February 28,
            2001,
            May 31, 2000 and February 29, 2000                           2

            Condensed Consolidated Statement of Cash Flows for the
            Nine Months
            Ended February 28, 2001 and February 29, 2000                3

            Notes to Condensed Consolidated Financial Statements         4

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       12

      Item 3. Quantitative and Qualitative Disclosures about Market
              Risk                                                      19

PART II - OTHER INFORMATION

      Item 4. Submission of Matters to Vote of Security Holders         20

      Item 5. Other Information                                         20

      Item 6. Exhibits and Reports on Form 8-K                          21

SIGNATURES                                                              22

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)


=======================================================================================

                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                   EBRUARY 28,  FEBRUARY 29,  FEBRUARY 28, FEBRUARY 29,
=======================================================================================
                                       2001        2000         2001         2000
=======================================================================================

REVENUES                           $   433.0   $   315.0   $   1,463.4   $ 1,008.8

Operating costs and expenses:
  Cost of goods sold                   199.7       157.8       669.5         508.9
  Selling, general and
  administrative expenses              207.2       143.1       652.9         427.9
  Depreciation                           6.3         5.1        19.6          14.4
  Goodwill and other intangible          3.5         1.3        10.5           3.5
  amortization
    Non-recurring charge                 -           -           -             8.5
---------------------------------------------------------------------------------------

TOTAL OPERATING COSTS AND EXPENSES     416.7       307.3     1,352.5         963.2

Operating income                        16.3         7.7       110.9          45.6
Interest expense, net                  (10.5)       (4.5)      (33.7)        (14.6)
---------------------------------------------------------------------------------------

Income before income taxes               5.8         3.2        77.2          31.0

Provision for income taxes               2.1         1.2        27.8          11.3
---------------------------------------------------------------------------------------

NET INCOME                         $     3.7   $     2.0   $    49.4     $    19.7
=======================================================================================

Net income per Class A and Common Share:
  Basic                               $ 0.11     $  0.06      $ 1.43       $  0.59
  Diluted                             $ 0.10     $  0.06      $ 1.34       $  0.58

=======================================================================================

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)


=========================================================================================
                                                 FEBRUARY       MAY 31,    FEBRUARY 29,
                                                 28, 2001        2000          2000
=========================================================================================
                                                (UNAUDITED)                (UNAUDITED)
ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                  $      11.9    $     9.0    $      5.6
   Trade accounts receivable less allowance
     for doubtful accounts                          174.9        153.7         179.1
   Installment sale receivables less
     allowance for doubtful accounts                 67.9           -             -
   Inventories, net                                 406.3        290.7         319.5
   Deferred income taxes                             75.8         57.2          41.9
   Prepaid and other current assets                  92.9         29.1          34.3
----------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                            829.7        539.7         580.4

   Property, plant and equipment, net               223.6        176.4         166.0
   Prepublication costs                             138.6        116.1         101.2
   Goodwill and other intangibles                   275.7         66.4          68.8
   Other assets and deferred charges                101.1         84.6          84.0
----------------------------------------------------------------------------------------
TOTAL ASSETS                                  $   1,568.7    $   983.2    $  1,000.4
========================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Lines of credit and current portion of     $              $            $     21.2
   long term debt                                    22.4          8.7
   Accounts payable                                 136.3        129.7         131.7
   Accrued royalties                                 97.3         32.8          56.8
   Deferred revenue                                  29.6         10.3          23.6
   Other accrued expenses                           132.0        104.3          61.5
----------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                       417.6        285.8         294.8

   Long-term debt                                   596.7        241.1         281.2
   Other noncurrent liabilities                      48.1         26.3          23.7

 STOCKHOLDERS' EQUITY:
   Preferred Stock, $1.00 par value                    -            -             -
   Class A Stock, $.01 par value                      0.0          0.0           0.0
   Common Stock, $.01 par value                       0.4          0.2           0.2
   Additional paid-in capital                       236.6        222.7         223.0
   Deferred compensation                             (0.2)         -             -
   Accumulated other comprehensive loss:
     Foreign currency translation adjustment        (13.6)       (11.1)         (7.6)
   Retained earnings                                292.2        242.8         211.1
   Less shares of Common Stock held in
     treasury                                        (9.1)       (24.6)        (26.0)
----------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                 506.3         430.0         400.7
----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  1,568.7      $  983.2    $  1,000.4
========================================================================================

========================================================================================

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
(AMOUNTS IN MILLIONS)


================================================================================

                                                        NINE MONTHS ENDED
                                                    FEBRUARY 28,  FEBRUARY 29,
================================================================================
                                                        2001          2000
================================================================================

NET CASH PROVIDED BY OPERATING ACTIVITIES             $ 135.4       $  43.1

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Business and trademark acquisition-related           (396.4)         (0.2)
  payments
  Prepublication costs                                  (36.6)        (35.7)
  Additions to property, plant and equipment            (49.6)        (28.8)
  Royalty advances                                      (19.3)        (17.1)
  Production costs                                      (10.2)         (8.1)
  Other                                                  (4.4)         (1.4)
--------------------------------------------------------------------------------
  Net cash used in investing activities                (516.5)        (91.3)

CASH FLOWS PROVIDED BY/(USED IN) FINANCING
ACTIVITIES:
  Borrowings under the Grolier Facility                 350.0           -
  Borrowings under Loan Agreement and Revolver          454.4         282.4
  Repayments of Loan Agreement and Revolver            (448.8)       (249.3)
  Borrowings under lines of credit                       78.0          48.3
  Repayments of lines of credit                         (70.1)        (49.9)
  Proceeds from the exercise of stock options            21.8          17.0
  Other                                                  (1.3)         (0.6)
--------------------------------------------------------------------------------
Net cash provided by financing activities               384.0          47.9
--------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents      2.9          (0.3)

Cash and cash equivalents at beginning of period          9.0           5.9
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  11.9     $     5.6
================================================================================


================================================================================

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements consist of the accounts of Scholastic Corporation and its wholly-owned subsidiaries (the "Company"), including the consolidated accounts of Grolier Incorporated ("Grolier") and its subsidiaries since its acquisition on June 22, 2000, (Note 3.) These financial statements have not been audited, but reflect those adjustments consisting of normal recurring items which management considers necessary for a fair presentation of financial position, results of operations and cash flow. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Report on Form 10-K for the fiscal year ended May 31, 2000 as well as the Current Reports on Form 8-K dated July 7, 2000, amended on September 5, 2000, and February 8, 2001 in connection with the acquisition of Grolier. (Note 3.)

The Company's business is closely correlated to the school year. Consequently, the results of operations for the nine months ended February 28, 2001 and February 29, 2000 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the February 29, 2000 condensed consolidated balance sheet is included for comparative purposes.

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

2. RECENT ACCOUNTING PRINCIPLES

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


In June 2000, the Accounting Standards Executive Committee issued Statement of Position No. 00-2 ("SOP 00-2"), "Accounting by Producers or Distributors of Films." SOP 00-2 replaces the Statement of Financial Accounting Standards No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." SOP 00-2 concludes that film costs should be accounted for under an inventory model and discusses various topics such as revenue recognition, fee allocation in multiple films, accounting for exploitation costs, and impairment assessment. The Company is required to adopt the provisions of SOP 00-2 by the first quarter of fiscal 2002. The Company does not expect that the adoption of SOP 00-2 will have a material impact on its financial position or cash flows.

3.    ACQUISITION OF GROLIER

On June 22, 2000, Scholastic Inc., a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding capital stock of Grolier, a Delaware corporation, for $400.0 in cash. The Company is accounting for the acquisition under the purchase method of accounting.

The acquisition was financed by the Company using bank debt. Of the $400.0 Grolier purchase price, $350.0 was borrowed under a new credit facility (the "Grolier Facility") entered into to finance the acquisition, and $50.0 was borrowed under the Company's existing Loan Agreement and Revolver. (Note 5.)

The unaudited pro forma results of the Company, giving effect to the acquisition of Grolier as if it was consummated as of the first day of the nine-month period ended February 28, 2001 and February 29, 2000 are as follows:


                                               NINE MONTHS ENDED
                                          FEBRUARY 28,     FEBRUARY 29,
=========================================================================
                                              2001             2000
=========================================================================

Revenues                                  $1,499.0         $1,346.9
NET INCOME                                $   50.6         $   14.0
-----------------------------------------------------------------------

Net income per Class A and Common Share:
   Basic                                  $   1.46         $  0.42
   Diluted                                $   1.37         $  0.41

The following summarizes the preliminary allocation of the $396.4 purchase price allocation, which includes the related transaction and financing costs, to the net assets of Grolier acquired based upon a preliminary allocation as follows:


      Accounts receivable, net                            $ 105.5
      Inventory                                              52.4
      Other current assets                                   55.0
      Property, plant and equipment, net                     18.9
      Goodwill and other intangibles                        219.8
      Other assets                                           54.4
      Current liabilities                                   (86.7)
      Non-current liabilities                               (17.3)
      Cash received upon acquisition of Grolier              (5.6)
                                                          -------
        Total purchase price                              $ 396.4
                                                          =======

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
================================================================================


This allocation of the purchase price is based on a preliminary valuation of Grolier's assets and liabilities and may be subject to change. The final allocation of the purchase price will be based upon a comprehensive evaluation of the fair value of Grolier's tangible and identifiable intangible assets acquired and liabilities assumed.

4.    SEGMENT INFORMATION

The Company is a global children's publishing and media company with operations in the United States, the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong, India, Ireland, Argentina and Southeast Asia, and distributes its products and services through a variety of channels, including school book clubs, school book fairs, direct-to-home and trade.

The Company's operations are categorized in the following four segments:
CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION; EDUCATIONAL PUBLISHING; MEDIA, LICENSING AND ADVERTISING; and INTERNATIONAL. Such segment classification reflects the nature of products and services consistent with the method by which the Company's chief operating decision-maker assesses operating performance and allocates resources. Revenues derived from Grolier's operations are reported in all four of the Company's segments.

The following tables set forth the Company's segment information for the periods indicated:


                        CHILDREN'S                 MEDIA,
                           BOOK                  LICENSING
                      PUBLISHING AND EDUCATION       AND       TOTAL
                       DISTRIBUTION  PUBLISHING  ADVERTISING  DOMESTIC  INTERNATIONAL  OVERHEAD(1)  CONSOLIDATED
================================================================================================================
THREE MONTHS
ENDED FEBRUARY 28, 2001
================================================================================================================

Revenues                  $  266.4   $   59.5     $   35.4   $  361.3     $   71.7     $   0.0       $  433.0
Depreciation                   1.1        0.5          0.2        1.8          1.1         3.4            6.3
Amortization (2)               4.9       12.4          6.7       24.0          1.0         0.1           25.1
Royalty advance expense        4.0        0.3          0.3        4.6          0.0         0.0            4.6
Segment profit/(loss)(3)      39.3       (7.8)        (3.3)      28.2          2.3       (14.2)          16.3
Expenditures for
  Long-lived assets(5)        10.8       10.6          4.8       26.2          1.0        15.6           42.8
================================================================================================================
THREE MONTHS
ENDED FEBRUARY 29, 2000
================================================================================================================

Revenues                 $   196.5   $   40.7     $   26.2   $  263.4     $   51.6     $   0.0       $  315.0
Depreciation                   1.0        0.2          0.4        1.6          1.0         2.5            5.1
Amortization(2)                3.3        7.3          2.3       12.9          0.6         0.0           13.5
Royalty advance expense        4.1        0.2          0.2        4.5          0.0         0.0            4.5
Segment profit/(loss)(3)      35.1      (11.0)        (2.8)      21.3          0.5       (14.1)           7.7
Expenditures for
  long-lived assets(5)         8.4        7.5          6.5       22.4          1.1         8.9           32.4
----------------------------------------------------------------------------------------------------------------

TABLES AND NOTES CONTINUED ON THE FOLLOWING PAGE

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
================================================================================


4. SEGMENT INFORMATION (continued)

                              CHILDREN'S BOOK                     MEDIA,
                              PUBLISHING AND     EDUCATIONAL   LICENSING AND    TOTAL
                               DISTRIBUTION       PUBLISHING    ADVERTISING    DOMESTIC    INTERNATIONAL   OVERHEAD (1) CONSOLIDATED
====================================================================================================================================
NINE MONTHS ENDED
FEBRUARY 28, 2001
====================================================================================================================================
Revenues                      $  918.5          $  226.5      $  101.1          $ 1,246.1       $  217.3     $   0.0     $ 1,463.4
Depreciation                       3.2               1.3           2.4                6.9            3.1         9.6          19.6
Amortization (2)                  13.3              38.1          13.6               65.0            2.1         0.1          67.2
Royalty advance expense           15.5               1.3           1.4               18.2            0.3         0.0          18.5
Segment profit/(loss) (3)        158.0              (1.5)        (14.0)             142.5           11.8       (43.4)        110.9
Segment assets                   613.7             384.2          72.6            1,070.5          217.5       280.7       1,568.7
Long-lived assets (4)            150.5             288.1          40.0              478.6           51.2       173.2         703.0
Expenditures for
  long-lived assets (5)           32.2              24.7          15.7               72.6            4.0        39.1         115.7

====================================================================================================================================
NINE MONTHS ENDED
FEBRUARY 29, 2000
====================================================================================================================================

Revenues                     $   624.5         $   149.9      $   75.5          $   849.9      $   158.9     $   0.0     $ 1,008.8
Depreciation                       2.7               0.7           1.0                4.4            2.7         7.3          14.4
Amortization (2)                  10.1              21.1           7.6               38.8            1.4         0.0          40.2
Royalty advance expense           17.2               0.7           1.0               18.9            1.2         0.0          20.1
Segment profit/(loss) (3)        114.0             (18.3)        (13.0)              82.7            2.9       (40.0)         45.6
Segment assets                   438.4             184.4          53.4              676.2          147.1       177.1       1,000.4
Long-lived assets (4)             95.8              92.1          36.4              224.3           54.5       118.2         397.0
Expenditures for
  long-lived assets (5)           27.4              25.1          16.0               68.5            3.3        17.9          89.7

------------------------------------------------------------------------------------------------------------------------------------

(1) OVERHEAD INCLUDES ALL DOMESTIC CORPORATE-RELATED ITEMS NOT ALLOCATED TO REPORTABLE SEGMENTS. AS IT RELATES TO THE SEGMENT PROFIT/(LOSS), UNALLOCATED EXPENSES INCLUDE COSTS RELATED TO THE MANAGEMENT OF CORPORATE ASSETS. IN FISCAL 2000, THE YEAR-TO-DATE OVERHEAD SEGMENT PROFIT/(LOSS) INCLUDED A NON-RECURRING CHARGE OF $8.5 PRIMARILY RELATED TO THE ESTABLISHMENT OF A LITIGATION RESERVE FOLLOWING AN ADVERSE DECISION IN A LAWSUIT. UNALLOCATED ASSETS ARE PRINCIPALLY COMPRISED OF DEFERRED INCOME TAXES AND PROPERTY, PLANT AND EQUIPMENT RELATED TO THE COMPANY'S HEADQUARTERS IN THE METROPOLITAN NEW YORK AREA, ITS NATIONAL SERVICE OPERATION LOCATED IN MISSOURI AND THE GROLIER FACILITIES LOCATED IN CONNECTICUT.

(2) INCLUDES AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS, AND PREPUBLICATION AND PRODUCTION COSTS.

(3) SEGMENT PROFIT/(LOSS) REPRESENTS EARNINGS BEFORE INTEREST AND INCOME TAXES. INCLUDES THE NET EFFECT OF THE CHANGES IN SALES RETURNS ESTIMATES WHICH RESULTED IN AN INCREASE TO NET INCOME OF $3.6 ($0.10 PER DILUTED SHARE) IN THE FISCAL 2001 THIRD QUARTER.

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


5.    DEBT

The following table sets forth the Company's debt balances as of the dates indicated:


===========================================================================================
                                         FEBRUARY 28, 2001  MAY 31, 2000  FEBRUARY 29, 2000
===========================================================================================
Lines of Credit                              $    22.4          $   8.5         $   21.2
Grolier Facility                                 350.0              -                -
Loan Agreement and Revolver                       11.2              5.6             43.0
7% Notes due 2003, net of discount               124.9            124.8            124.8
Convertible Subordinated Debentures              110.0            110.0            110.0
Other debt                                         0.6              0.9              3.4
-------------------------------------------------------------------------------------------
   TOTAL DEBT                                    619.1            249.8            302.4

Less current portion of long-term debt
  and lines of credit                            (22.4)            (8.7)           (21.2)
-------------------------------------------------------------------------------------------
   TOTAL LONG-TERM DEBT                       $  596.7          $ 241.1          $ 281.2
===========================================================================================


GROLIER FACILITY. The acquisition of Grolier for $400.0 was financed by the Company using bank debt, of which $350.0 was borrowed under the Grolier Facility and the remaining $50.0 was borrowed under the Company's existing Loan Agreement and Revolver (as discussed below). The Grolier Facility, effective June 22, 2000, is with certain banks and Scholastic Inc., as borrower, and the Company, as guarantor. The Grolier Facility is a one year facility, which may be extended for an additional year. Borrowings bear interest at the prime rate or 0.39% to 1.10% over LIBOR (as defined). The Grolier Facility also provides for a facility fee ranging from 0.085% to 0.25%. The amounts charged vary based on the Company's credit rating. Based on the Company's current credit rating, the interest rate and facility fee charged are 0.575% over LIBOR and 0.125%, respectively. The Grolier Facility contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions.

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

REVOLVER. The Company and Scholastic Inc. are joint and several borrowers under a revolving loan agreement with a bank, effective August 10, 1999 and amended June 22, 2000 (the "Revolver"). The Revolver, which expires on August 11, 2004, provides for revolving credit loans of up to $40.0. Interest under this facility is at the prime rate minus 1% or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company's credit rating. Based on the Company's current credit rating, the interest rates and facility fee are at the prime rate minus 1%, 0.475% over LIBOR and 0.150%, respectively. The Revolver contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions.

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

CONVERTIBLE SUBORDINATED DEBENTURES. In August 1995, the Company issued $110.0 of 5.0% Convertible Subordinated Debentures due August 15, 2005 (the "Debentures"). Interest on the Debentures is payable semi-annually on August 15 and February 15 of each year. The Debentures are redeemable at the option of the Company, in whole, but not in part, at any time at 100% of the principal amount plus accrued interest. Each Debenture is convertible, at the holder's option, any time prior to maturity, into Common Stock of the Company at a conversion price of $38.43 per share, as adjusted for the Company's stock split, (see Note
10), subject to other adjustments in certain events.


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

On February 1, 1999, two subsidiaries of the Company commenced an action in the Supreme Court of the State of New York in New York County against Parachute Press, Inc. ("Parachute"), the licensor of certain publication and nonpublication rights to the GOOSEBUMPS(R) series, certain affiliated Parachute companies and R.L. Stine, individually, alleging material breach of contract and fraud in connection with the agreements under which such GOOSEBUMPS rights are licensed to the Company. The issues in the case are also, in part, the subject of two litigations commenced by Parachute following repeated notices from the Company to Parachute of material breaches by Parachute of the agreements under which such rights are licensed and the exercise by the Company of its contractual remedies under the agreements. The first Parachute action, in which two subsidiaries of the Company are defendants and counterclaim plaintiffs, was commenced in the federal court for the Southern District of New York on February 14, 1997 and was dismissed for lack of subject matter jurisdiction on January 29, 1999. On appeal, the Court of Appeals for the Second Circuit vacated the dismissal and remanded the case for further proceedings. The second Parachute action was filed contemporaneously with the filing of the Company's complaint on February 1, 1999 in the Supreme Court of the State of New York in New York County. In its two complaints, and in its counterclaims, Parachute alleges that the exercise of contractual remedies by the Company was improper and seeks declaratory relief and unspecified damages for, among other claims,

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
================================================================================


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

7. COMPREHENSIVE INCOME

The following table sets forth comprehensive income for the periods indicated:


                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                    FEBRUARY 28, FEBRUARY 29, FEBRUARY 28, FEBRUARY 29,
=======================================================================================
                                        2001        2000        2001        2000
=======================================================================================

Net income                             $  3.7     $   2.0      $ 49.4     $  19.7

Other comprehensive income (loss):
Foreign currency translation
adjustment
 net of provision for (benefit
 from)
 income taxes                             1.5        (0.9)       (2.5)       (1.1)
 --------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                   $  5.2     $   1.1      $ 46.9     $  18.6
======================================================================================

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
================================================================================


8.    EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated to give effect to potentially dilutive stock options and convertible debentures that were outstanding during the period. The following table, which includes the impact of the Company's stock dividend in the form of a 2-for-1 stock split, effective January 16, 2001 (Note 10), summarizes the reconciliation of the numerators and denominators for the Basic and Diluted earnings per share ("EPS") computations for the periods indicated:


                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                      FEBRUARY 28, FEBRUARY 29, FEBRUARY 28, FEBRUARY 29,
=========================================================================================
                                          2001        2000        2001        2000
=========================================================================================

Net income for Basic EPS                  $ 3.7       $ 2.0      $ 49.4      $ 19.7
   Effect of convertible debt                -(1)        -(1)       2.6          -(1)
-----------------------------------------------------------------------------------------
Net income for Diluted EPS                $ 3.7       $ 2.0      $ 52.0      $ 19.7
=========================================================================================

Weighted-average shares for Basic          35.0        33.7        34.5        33.2
EPS
   Effect of stock options                  1.7         1.0         1.4         0.8
   Effect of convertible debt                -(1)        -(1)       2.9          -(1)
-------------------------------------------------------------------------------------
WEIGHTED-AVERAGE SHARES FOR DILUTED EPS    36.7        34.7        38.8        34.0
=====================================================================================

Net income per Class A and Common Share:
  Basic                                   $ 0.11      $ 0.06     $  1.43     $  0.59
  Diluted                                 $ 0.10      $ 0.06     $  1.34     $  0.58

(1) The effect of the 5.0% Convertible Subordinated Debentures on the weighted-average shares outstanding was anti-dilutive and therefore not included in the calculation.

9.     NON-RECURRING CHARGE

The operating results for the nine months ended February 29, 2000 include a $8.5 non-recurring charge primarily related to the establishment of a litigation reserve following an adverse decision in a lawsuit, which was received on December 10, 1999. The case involves stock appreciation rights allegedly granted in 1990 in connection with a joint venture formed primarily to produce motion pictures. Although the Company disagrees with the decision and is appealing the ruling, the Company has recorded a $6.7 charge to fully reserve with respect to the case. The $8.5 charge also includes an unrelated expense of $1.8 relating to the liquidation of certain stock options.

10.   COMMON AND CLASS A STOCK

On December 14, 2000, the Company's Board of Directors approved a 2-for-1 stock split in the form of a 100% stock dividend on its Common Stock and Class A Stock, effective January 16, 2001 to stockholders of record as of December 29, 2000. Stockholders of record received one additional share of Common Stock or Class A Stock for each share held on the record date. All outstanding rights under stock options and stock purchase plans to acquire the Company's Common Stock and under the Company's 5% Convertible Subordinated Debentures due 2005 were adjusted to give effect to the stock split.

11.   SUBSEQUENT EVENT

On April 16, 2001 the Company announced a strategic decision to focus its educational publishing efforts on its fast-growing research-based reading improvement instructional materials consisting of intervention, technology, phonics, early childhood, extended learning and summer school programs, which help students overcome reading problems and achieve higher test scores. As part of this new focus, the Company announced that it will not update SCHOLASTIC LITERACY PLACE(R) for future state adoptions.

The decision will result in an estimated one-time pre-tax charge ranging between $65.0 and $70.0, or $1.05 - $1.15 per share after tax for the fourth quarter ending May 31, 2001. The charge includes previously capitalized prepublication costs with respect to SCHOLASTIC LITERACY PLACE, as well as inventory, severance and other related costs.

SCHOLASTIC CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
================================================================================

RESULTS OF OPERATIONS - CONSOLIDATED

Revenues for the quarter ended February 28, 2001 increased 37% to $433.0 million compared to $315.0 million in the year ago quarter. For the nine months ended February 28, 2001, revenues increased 45% to $1,463.4 million from $1,008.8 million in the prior year period. Revenues for the three and nine month periods reflect growth across all segments of the Company's business, benefiting from the inclusion of the results of Grolier Incorporated ("Grolier") following the closing of the acquisition on June 22, 2000. The inclusion of the results of Grolier provided $100.0 million and $276.4 million of the revenues for the three and nine-month periods, respectively. The Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment, including components of Grolier, grew by 36% over the prior year quarter and by 47% over the prior year-to-date period. This segment accounted for approximately 62% of the Company's revenues for the three and nine-month periods in both the current and prior year periods.

Cost of goods sold as a percentage of sales decreased from 50.1% to 46.1% for the quarter ended February 28, 2001 and from 50.4% to 45.8% for the nine-month period compared to the prior year periods. This improvement resulted primarily from the addition of Grolier sales in Fiscal 2001 and the significant increase in higher margin Trade sales due in part to better than expected sell-through in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment partially offset by higher cost of product on the Harry Potter companion books. Selling, general and administrative expenses as a percentage of sales increased from 45.4% to 47.9% for the quarter ended February 28, 2001 when compared to the prior year quarter. This increase relates primarily to increased promotional spending, Grolier integration costs and the timing of certain compensation related expenses. For the year-to-date period, selling, general and administrative expenses as a percentage of sales increased from 42.4% to 44.6% when compared to the same period in the prior fiscal year.

Operating profit for the quarter ended February 28, 2001 more than doubled to $16.3 million compared to $7.7 million in the same quarter of the prior fiscal year. For the nine-month period, operating expenses for the prior year include a non-recurring charge of $8.5 million primarily due to the establishment of a $6.7 million litigation reserve following an adverse decision in a lawsuit. The case, which the Company has appealed, involves stock appreciation rights allegedly granted in connection with a joint venture formed primarily to produce motion pictures. The non-recurring charge also includes an unrelated expense of $1.8 million due to the liquidation of certain stock options. Excluding the impact of the prior-year non-recurring charge, operating profit improved 105% to $110.9 million from $54.1 million in the prior year. Including the prior-year non-recurring charge, operating profit for the nine-month period improved 143% over the same period in the prior fiscal year. These increases reflect the impact of the inclusion of Grolier's revenues in the Company's results combined with strong sales across all business segments.

SCHOLASTIC CORPORATION
ITEM 2. MD&A
================================================================================

Net income for the quarter ended February 28, 2001 increased to $3.7 million, or $0.10 per diluted share, compared to $2.0 million, or $0.06 per share, in the prior year quarter. For the nine-month period, net income increased 97% to $49.4 million, or $1.34 per diluted share, compared to $25.1 million, or $0.74 per diluted share (excluding the $0.16 per share non-recurring charge). All per share amounts have been adjusted to reflect the 2-for-1 stock split effective January 16, 2001. (Note 10 to Notes to Condensed Consolidated Financial Statements and "Common and Class A Stock" below.)

RESULTS OF OPERATIONS - SEGMENTS

CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION

The Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment includes the publication and distribution of children's books in the United States through its school book clubs, continuity programs, school book fairs and the trade channel. This segment also includes Grolier's direct-to-home book clubs and trade sales in the United States in the current fiscal year.


                          THREE MONTHS ENDED            NINE MONTHS ENDED
(IN MILLIONS)         FEBRUARY 28,   FEBRUARY 29,  FEBRUARY 28,  FEBRUARY 29,
===============================================================================
                          2001           2000          2001          2000
===============================================================================

Revenue                $ 266.4        $ 196.5        $ 918.5       $ 624.5
Operating Profit          39.3           35.1          158.0         114.0
-------------------------------------------------------------------------------
OPERATING MARGIN          14.8%          17.9%          17.2%         18.3%

Revenues in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment for the quarter ended February 28, 2001 increased 36% to $266.4 million compared to $196.5 million in the year ago quarter. Grolier Home Book Clubs and Trade revenues added $58.2 million. For the quarter ended February 28, 2001, revenues in the School Book Fairs increased 22% and revenues in the Scholastic Trade channel increased 10% over the prior year period while School Book Clubs matched last year's levels. In the quarter, the Company recorded approximately $12.0 million in trade revenues related to two new Harry Potter companion books written by J.K. Rowling. Per the author's request, all net proceeds are being donated to Comic Relief, UK and thus these books diluted segment margin. For the nine-month period, revenues increased 47% to $918.5 million compared to $624.5 million in the year ago period. This increase reflects the addition of $165.6 million in revenue from Grolier's operations and increased revenues in the Company's Trade and School Book Fair operations. Trade revenues continued to benefit from better than expected sell-through of HARRY POTTER and other Scholastic titles. In addition to Harry Potter, other top selling trade titles for the quarter ended February 28, 2001 included I SPY(TM), DEAR AMERICA(R), ROYAL DIARIES, CLIFFORD THE BIG RED DOG(R), CAPTAIN UNDERPANTS(TM), SCOOBY DOO and POWERPUFF GIRLS.

Segment operating profit for the quarter increased 12% to $39.3 million as compared to $35.1 million in the prior year. This improvement primarily resulted from the addition of Grolier Home Book Clubs and the impact of better than expected sell-through in Trade, which lowered reserve requirements and increased net income by $3.6 million, or $0.10 per share, in the quarter. The Company monitors sales information from retailers related to the sales of its Trade titles and adjusts its estimates for sales returns when results warrant. For the nine-month period, operating profit improved by 39% to $158.0 million, as compared to an operating profit of $114.0 million for the prior year period. This growth reflects the continuing strength of the Trade business and the benefit of the addition of the Grolier business.

SCHOLASTIC CORPORATION
ITEM 2. MD&A
================================================================================

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


                          THREE MONTHS ENDED            NINE MONTHS ENDED
(IN MILLIONS)         FEBRUARY 28,   FEBRUARY 29,  FEBRUARY 28,  FEBRUARY 29,
===============================================================================
                          2001           2000          2001          2000
===============================================================================

Revenue                 $ 59.5         $ 40.7        $ 226.5       $ 149.9
Operating Loss            (7.8)         (11.0)          (1.5)        (18.3)
-------------------------------------------------------------------------------
OPERATING MARGIN           *              *              *             *

* - NOT MEANINGFUL

Revenues in the EDUCATIONAL PUBLISHING segment for the quarter ended February 28, 2001 increased 46% to $59.5 million compared to $40.7 million in the year ago quarter. For the nine months, revenues increased 51% to $226.5 million, compared to $149.9 million in the year ago period. Revenues for both the quarter and year-to-date period ($17.0 million and $44.1 million, respectively), benefited from the addition of Grolier's print and on-line non-fiction and reference sales combined with increases in Scholastic's core and supplemental curriculum sales.

Operating loss for this segment for the third quarter was $7.8 million, compared to an operating loss of $11.0 million in the prior fiscal year quarter. For the nine month period, operating loss improved by $16.8 million over the prior year period, primarily due to an increase in sales of SCHOLASTIC LITERACY PLACE(R) 2000, and READ 180(TM), combINED with strong sales of supplemental curriculum.

MEDIA, LICENSING AND ADVERTISING

The Company's MEDIA, LICENSING AND ADVERTISING segment includes the production and distribution of programming and consumer products (including children's television programming, videos, CD-ROM's, feature films and non-book products) and internet services, as well as advertising and promotional activities.


                          THREE MONTHS ENDED            NINE MONTHS ENDED
(IN MILLIONS)         FEBRUARY 28,   FEBRUARY 29,  FEBRUARY 28,  FEBRUARY 29,
===============================================================================
                          2001           2000          2001          2000
===============================================================================

Revenue                 $ 35.4         $ 26.2        $ 101.1        $ 75.5
Operating Loss            (3.3)          (2.8)         (14.0)        (13.0)
-------------------------------------------------------------------------------
OPERATING MARGIN           *              *              *             *

* - NOT MEANINGFUL

SCHOLASTIC CORPORATION
ITEM 2. MD&A
================================================================================

RESULTS OF OPERATIONS - SEGMENTS (CONTINUED)

MEDIA, LICENSING AND ADVERTISING revenues increased approximately 35% to $35.4 million in the third quarter of fiscal 2001 from the prior year quarter. For the nine months ended February 28, 2001, revenues increased approximately 34% to $101.1 million from $75.5 million for the same period of the prior fiscal year. The improvement in both the quarter and nine-month period reflect the impact of production revenues from the new animated series CLIFFORD THE BIG RED DOG(TM) and increased advertising revenues from the Company's professional magazines.

For the quarter ended February 28, 2001, this segment recognized an operating loss of $3.3 million as compared to an operating loss of $2.8 million in the same period of the prior fiscal year. On a year-to-date basis, the operating loss was to $14.0 million as compared to an operating loss of $13.0 million in the same period of the prior fiscal year. These results reflect the impact of increased editorial and other operating costs associated with Scholastic's internet activities.

INTERNATIONAL

The INTERNATIONAL segment includes the publication and distribution of products and services outside the United States by the Company's domestic export and foreign rights businesses and the Company's operations in the United Kingdom, Canada, Australia, New Zealand and Southeast Asia and its emerging businesses in Mexico, India, Ireland and Argentina.


                          THREE MONTHS ENDED            NINE MONTHS ENDED
(IN MILLIONS)         FEBRUARY 28,   FEBRUARY 29,  FEBRUARY 28,  FEBRUARY 29,
===============================================================================
                          2001           2000          2001          2000
===============================================================================

Revenue                 $ 71.7         $ 51.6        $ 217.3       $ 158.9
Operating Profit           2.3            0.5           11.8           2.9
-------------------------------------------------------------------------------
OPERATING MARGIN           3.2%           1.0%           5.4%          1.8%

* - NOT MEANINGFUL

INTERNATIONAL revenues increased by approximately 38% for both the quarter and year-to-date periods ended February 28, 2001 when compared to the corresponding prior year periods. The increase reflects the inclusion of Grolier ($22.4 million and $59.0 million, for the respective periods) in the Company's results as well as an increase in the results of the Canadian operations led by the School Book Club operations. Operating profit improved $1.8 million from the prior year quarter and $8.9 million from the prior year nine-month period. This increase is attributed to the inclusion of Grolier in segment results combined with strong Canadian and export results, all of which were partially offset by the adverse impact of foreign exchange fluctuations and lower revenues for the Australia and United Kingdom operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $2.9 million during the nine-month period ended February 28, 2001, compared to an decrease of $0.3 million during the comparable period in the prior fiscal year.

Net cash flow provided by operations was $135.4 million for the nine-month period primarily as a result of improved operating performance.

Cash outflows for investing activities were $516.5 million for the nine-month period, largely as a result of the acquisition of Grolier and increased spending for capital expenditures. Capital expenditures totaled $49.6 million for the nine-month period of fiscal 2001, increasing $20.8 million over the same period in fiscal 2000 largely as a result of the expansion of the Company's corporate headquarters and continuing investment in systems development.

The Company believes its existing cash position, combined with funds generated from operations and available under the amended Loan Agreement and the Revolver, will be sufficient to finance its ongoing working capital requirements through the next fiscal year.

FINANCING

To finance the June 22, 2000 acquisition of Grolier, the Company borrowed $350.0 million under a new credit facility (the "Grolier Facility") and borrowed the remaining $50.0 million under the Company's existing Loan Agreement and Revolver. The Grolier Facility is a one year facility, which may be extended for an additional year. The weighted-average interest rate under the Grolier Facility for the period June 22, 2000 through February 28, 2001 was 7%.

SCHOLASTIC CORPORATION
ITEM 2. MD&A
================================================================================

The Company maintains two unsecured credit facilities, the Loan Agreement and the Revolver, which provide for aggregate borrowings of up to $210.0 million (with a right, in certain circumstances, to increase borrowings to $240.0 million), including the issuance of up to $10.0 million in letters of credit. Both the Loan Agreement and the Revolver expire on August 11, 2004. The Company primarily uses these facilities to fund seasonal cash flow needs and other working capital requirements. At February 28, 2001, the Company had $11.2 million in borrowings outstanding under these facilities at a weighted average interest rate of 7%.

In addition, unsecured lines of credit available to the Company's United Kingdom, Canadian, Australian, New Zealand and Southeast Asian operations totaled $50.7 million at February 28, 2001. These lines are used primarily to fund local working capital needs. At February 28, 2001, $22.4 million in borrowings were outstanding under these lines of credit at a weighted-average interest rate of 8%.

On February 20, 2001, the Company's Registration Statement on Form S-3 (the "Registration Statement") became effective with the Securities and Exchange Commission to register and sell up to $400 million of any combination of debt and equity securities from time to time or in one or more offerings depending on favorable market conditions. The Company currently anticipates that proceeds from any offering will be used primarily to refinance the Grolier acquisition costs. Any offers under the Registration Statement will be made solely by means of a prospectus or prospectus supplement that is issued in respect of any such offering.

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

COMMON AND CLASS A STOCK

The Company's Board of Directors approved a 2-for-1 stock split in the form of a 100% stock dividend on its Common Stock and Class A Stock, payable January 16, 2001 to stockholders of record as of December 29, 2000. Stockholders of record received one additional share of Common Stock or Class A Stock for each share held on the record date. The additional shares were mailed or delivered on or about January 16, 2001 by the Company's transfer agent, ChaseMellon Shareholder Services L.L.C. All outstanding rights under stock options and stock purchase plans to acquire the Company's Common Stock and under the Company's 5% Convertible Subordinated Debentures due 2005 were adjusted to give effect to the stock split.

SUBSEQUENT EVENT

On April 16, 2001 the Company announced a strategic decision to focus its educational publishing efforts on its fast-growing research-based reading improvement instructional materials consisting of intervention, technology, phonics, early childhood, extended learning and summer school programs, which help students overcome reading problems and achieve higher test scores. As part of this new focus, the Company announced that it will not update SCHOLASTIC LITERACY PLACE(R) for future state adoptions.

The decision will result in an estimated one-time pre-tax charge ranging between $65 million and $70 million, or $1.05 - $1.15 per share after tax for the fourth quarter ending May 31, 2001. The charge includes previously capitalized prepublication costs with respect to SCHOLASTIC LITERACY PLACE, as well as inventory, severance and other related costs. This is expected to improve cash flow in fiscal 2002 due to lower capital spending and inventory requirements, modestly improve fiscal 2002 overall operating margins, be earnings neutral in fiscal 2002 and have a favorable impact on earnings and margins thereafter.

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

The Company posts on its website,
www.scholastic.com/aboutscholastic/investor/index/htm, the date of its upcoming financial press releases and telephonic analyst call at least five days prior to the dissemination of its financial press releases. The Company's analyst calls are open to the public and remain available to the public through the Company's website for at least five days after the date of call.

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

Market risks relating to the Company's operations result primarily from changes in interest rates. As a result of the financing related to the Grolier acquisition, approximately 62% of the Company's total debt bears interest at a variable rate and is sensitive to changes in interest rates. The Company is subject to the risk that market interest rates will increase and thereby increase the interest rates currently being charged under the variable rate debt. Under its current policies, the Company does not utilize any interest rate derivative instruments to manage its exposure to interest rate changes.

As of February 28, 2001, the balance outstanding under its variable rate facilities was $384.2 million. The nine-month weighted-average interest rate under its variable rate facilities was 7%. A 15% increase or decrease in the average cost of the Company's variable rate debt under the various facilities at February 28, 2001 would impact the Company's results of operations by approximately $4.3 million annually on a pre-tax basis.

                           PART II - OTHER INFORMATION

SCHOLASTIC CORPORATION
ITEM 4.     SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS
================================================================================


In accordance with the terms of the Amended and Restated Certificate of Incorporation of the Company, by written consent dated October 3, 2000, the holders of the all of the outstanding shares of Class A Stock unanimously approved to increase the number of members constituting the full Board of Directors of the Company from twelve to thirteen. There were no abstentions or broker non-votes in connection with this matter. In conjunction with this action, by written consent dated November 27, 2000, the Board of Directors of the Company unanimously elected Jack Davies, founder of AOL International, as a member of the board.

ITEM 5.  OTHER INFORMATION
================================================================================

The Company expects to discuss Footnote 11. Subsequent Event to the Notes to Condensed Consolidated Financial Statements in a conference call at 9:00 a.m. (Eastern time) on April 17, 2001. To participate, call 1-800-621-7762 with the password "SCHOLASTIC." The meeting leader is Richard Robinson. An audio replay of the call will also be available from at 9:00 a.m. to 5:00 p.m. (Eastern time) April 17, 2001 to April 24, 2001 by calling 1-888-566-0418.

SCHOLASTIC CORPORATION
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
================================================================================


(b) Reports on Form 8-K filed during the quarter:

Current Report on Form 8-K filed on February 8, 2001 regarding the Unaudited Pro Forma Condensed Consolidated Statement of Income for the six months ended November 30, 2000 and related notes giving effect to the acquisition of Grolier Incorporated by Scholastic Inc. on June 22, 2000.

--------------------------------------------------------------------------------

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SCHOLASTIC CORPORATION
                                          (Registrant)




Date: April 16, 2001                      /s/ Richard Robinson
                                          ------------------------------
                                          Richard Robinson
                                          CHAIRMAN OF THE BOARD,
                                          PRESIDENT, CHIEF EXECUTIVE
                                          OFFICER AND DIRECTOR




Date: April 16, 2001                      /s/ Kevin J. McEnery
                                          ------------------------------
                                          Kevin J. McEnery
                                          EXECUTIVE VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER