Form 10-K
period 2001-05-31
SCHOLASTIC CORP
filed 2001-08-24
CIK 866729

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2001               Commission File No. 0-19860

                             SCHOLASTIC CORPORATION
             (Exact name of Registrant as specified in its charter)


                DELAWARE                                  13-3385513
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

      557 BROADWAY, NEW YORK, NEW YORK                      10012
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of August 10, 2001, was approximately $1,125,585,000. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant's voting stock as of August 10, 2001 was as follows: 33,577,492 shares of Common Stock and 1,656,200 shares of Class A Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held September 20, 2001.

--------------------------------------------------------------------------------

PART I

ITEM 1    o   BUSINESS

OVERVIEW

Scholastic Corporation (together with its subsidiaries, "Scholastic" or the "Company") is a global children's publishing and media company. The Company believes that it is the world's largest publisher and distributor of children's books. Scholastic creates quality educational and entertaining materials and products for use in school and at home, including children's books, textbooks, magazines, technology-based products, teacher materials, television programming, videos and toys. The Company's Website, Scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. With the June 2000 acquisition of Grolier Incorporated ("Grolier") for $400 million in cash, the Company became the leading operator in the United States of direct-to-home book clubs primarily serving children age five and under, and the leading print and on-line publisher of children's non-fiction and reference products sold primarily to United States school libraries. Internationally, Scholastic has long-established operations in Canada, the United Kingdom, Australia and New Zealand, and newer operations in Argentina, Hong Kong, India, Ireland and Mexico. The Grolier acquisition expanded the Company's international operations in Canada, the United Kingdom and Southeast Asia.

During its 81 years of operation, Scholastic has emphasized quality products and a dedication to learning. Scholastic Corporation was incorporated under the laws of Delaware in 1986 and, through predecessor entities, has been in business since 1920. Grolier, through its predecessor entities, has been in business since 1895.

OPERATING SEGMENTS
The Company's businesses are categorized into four operating segments:
CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION; EDUCATIONAL PUBLISHING; MEDIA, LICENSING AND ADVERTISING (which collectively represent the Company's domestic operations); and INTERNATIONAL. During the three-year period ended May 31, 2001, Scholastic's revenues have grown at an average annual compounded rate of 30.1%, including the Grolier acquisition, and 16.6%, excluding the Grolier acquisition. The following table sets forth revenues by operating segment for the three fiscal years ended May 31:
                                    (AMOUNTS IN MILLIONS)
--------------------------------------------------------------------------------
                                2001         2000         1999
--------------------------------------------------------------------------------
CHILDREN'S BOOK PUBLISHING
 AND DISTRIBUTION           $  1,221.9   $   857.9   $   656.9
EDUCATIONAL PUBLISHING           309.7       212.5       196.9
MEDIA, LICENSING
 AND ADVERTISING                 134.0       108.1       105.8
INTERNATIONAL                    296.7       224.0       205.9
--------------------------------------------------------------------------------

TOTAL                        $ 1,962.3   $ 1,402.5   $ 1,165.5
================================================================================

Reported revenues for fiscal 2001 include Grolier's operations since the date of acquisition. Reported revenues for fiscal 2000 and 1999 do not include Grolier's operations. Selected pro forma information for Grolier is included in Part II,
Item 8, Consolidated Financial Statements and Supplementary Data. The addition of Grolier's revenues in fiscal 2001 did not significantly change the Company's sales mix by operating segment.

CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION
(62.3% OF FISCAL 2001 REVENUES)

GENERAL
The Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment includes the publication and distribution of children's books in the United States through school-based book clubs, school-based and direct-to-home continuity programs, school-based book fairs and the trade channel.

The Company believes it is the largest publisher and distributor of children's books and is the largest operator of school-based book clubs and school-based book fairs in the United States. The Company is also a leading publisher of children's books distributed through the trade channel and the leading distributor in the United States of children's books through the direct-to-home channel, primarily for children ages five and younger. In fiscal 2001, the Company distributed in excess of 325 million children's books in the United States through this business segment.

Scholastic offers a broad range of quality children's literature. Many of the Company's books have received awards for excellence in children's literature, including the Caldecott and Newbery awards.

The Company obtains titles for sale in its distribution channels from various sources. The Company's first source for titles is the Company's publication of books written under exclusive publication agreements with authors, book packagers or other media companies. Scholastic generally owns the rights to sell these titles in all United States channels of distribution. Scholastic's second source of titles is licenses to publish books exclusively in specified channels of distribution, including reprints of books originally published by other publishers for which the Company acquires rights to sell in the school market, and licenses to publish books for exclusive sale in the direct-to-home channel. The third source of titles is the Company's purchase of finished books from other publishers to be sold in the school market. At May 31, 2001, the Company's backlist (a list of titles published as new titles in prior years) included more than 5,000 titles.

[LOGO]                                [GRAPHIC]1

SCHOOL BOOK CLUBS
Scholastic founded its first school book club in 1948. The Company operates ten school-based book clubs: FIREFLY(R), serving pre-kindergarten ("pre-K") and kindergarten ("K") students; SEESAW(R), serving students grades K to 1; two CARNIVAL(R) clubs, one serving students grades K to 2, and the other serving students grades 3 to 6; LUCKY BOOK CLUB(R), serving students grades 2 to 3; ARROW BOOK CLUB(R), serving students grade 4 to 6; TAB BOOK CLUB(R), serving students grades 6 to 8; and three TRUMPET(R) clubs, serving pre-K to grade 6 students. In addition to its regular periodic offerings, the Company creates special theme-based offers targeted to the different grade levels during the year, such as holiday offers, science offers, curriculum offers and Spanish language offers.

The Company estimates that over 80% of all elementary school teachers in the United States participate in school book clubs, with substantially all of these teachers using Scholastic book clubs at least once during the school year. The Company believes that teachers participate in school book clubs because it is their opinion that quality books at affordable prices will be of interest to students and improve students' reading skills. The Company also believes that teachers participate because the school book clubs offer easy access to a broad range of books.

The Company mails promotional pieces containing order forms to teachers in the vast majority of the pre-K to grade 8 classrooms in the United States. Participation in any offer does not create an obligation to participate in any subsequent offer, nor does it preclude participation in other book clubs. Teachers who wish to participate in a school book club distribute the order forms to their students, who may choose from generally 80 or more selections at substantial reductions from list prices. The teacher consolidates the students' orders and forwards them to the Company. Orders are then shipped to the teacher for distribution to the students. Teachers who participate in the book clubs receive bonus points for use by their school, which may be redeemed for the purchase of additional books and other items for their classrooms.

In its school book club business, the Company competes on the basis of book selection, price, promotion and customer service. The Company believes that its broad offerings of titles, many of which are distributed in this channel exclusively by Scholastic, combined with low costs and its efficient use of promotional mailings, enable the Company to compete effectively.

CONTINUITY PROGRAMS
The Company operates continuity programs, in which children and their families generally place a single order and receive more than one shipment of books. Continuity programs are promoted through (i) direct-to-home clubs offers primarily through direct mail, telemarketing and print and on-line advertisements, and (ii) offers primarily in school-based book clubs. The Company's direct-to-home business, acquired as part of the Grolier acquisition, is the leading direct-to-home seller of children's books primarily serving children age five and under. Beginning in fiscal 2002, the Company's direct-to-home continuity business will include Scholastic publishing properties, such as CLIFFORD & COMPANY, HELLO KITTY(TM), MAGIC UNIVERSITY(TM) and BARNEY(TM), as well as the licensed programs previously operated by Grolier, such as DISNEY BOOK CLUB(TM), BARBIE(TM) and DR. SEUSS(TM) BEGINNING READERS PROGRAM. Continuity programs offered primarily through Scholastic's school book clubs include I SPY(TM), CLIFFORD THE BIG RED DOG(TM), DEAR AMERICA(TM), DINOFOURS(TM), FRANKLIN, BARNEY, POWERPUFF GIRLS(TM), and QUESTIONS KIDS ASK(R).

SCHOOL BOOK FAIRS
Scholastic entered the school-based book fair business in 1981. The Company has grown this business by expanding into new markets, including through selected acquisitions, and by increasing its business in existing markets by reaching new school customers, holding more fairs per year at its existing school customers and growing revenue on a per fair basis. The Company is the leading operator of school book fairs in the United States. In July 2001, the Company acquired certain assets of Troll Book Fairs Inc.

Book fairs are generally week-long events conducted on school premises, operated by school librarians and/or parent-teacher organizations. School book fair events provide children with access to hundreds of different titles and allow them to purchase books and other select products of their choice at the school. Although the Company provides the school with the books and book display cases, the school itself conducts the book fair. The Company believes that the primary motivation for schools sponsoring fairs is to make quality books available to their students at reasonable prices in order to stimulate reading interests. In addition, the school retains a portion of the book fair revenues, which can then be used to purchase books, supplies and equipment for the school.

The Company operates school book fairs in all 50 states under the name SCHOLASTIC BOOK FAIRS(R). The Company also markets fairs branded as SCHOLASTIC SHOWCASE BOOK FAIRS, SCHOLASTIC EXPLORASTORY BOOK FAIRS(TM) and READ STREET BOOK FAIRS(R). In addition, the Company offers premium book fairs under the names SCHOLASTIC LITERACY FESTIVAL(TM) and SCHOLASTIC BOOKS ON TOUR(R), which feature an expanded list of titles supported by merchandise displays and costumed book characters.

Books and display cases are delivered to schools from the Company's warehouses by a fleet of leased vehicles. Sales and customer service functions are performed from regional sales offices, supported by field representatives. The Company believes that its competitive advantages in the book fair business include the strength of the relationship between its sales representatives and schools, broad geographic coverage, quality customer service and breadth of product selection. Over 90% of the schools that sponsored a Scholastic book fair in fiscal 2000 sponsored a Scholastic book fair again in fiscal 2001.

TRADE
Scholastic is one of the leading sellers of children's books through trade bookstores and mass merchandisers in the United States. The Company maintains over 3,600 titles for trade distribution, approximately 500 of which were added through the Grolier acquisition. Scholastic's original

                                      [GRAPHIC]2                         [LOGO]
publications include HARRY POTTER, I SPY(TM), CLIFFORD THE BIG RED DOG(R), ANIMORPHS(R), DEAR AMERICA(R), THE BABY-SITTERS CLUB(R), THE MAGIC SCHOOL BUS(R), CAPTAIN UNDERPANTS(TM) and MISS SPIDER(R) and licensed properties such as BARNEY(R), STAR WARS(R) and SCOOBY DOO(TM). The Company's trade sales organization focuses on marketing and selling Scholastic's publishing properties to book store accounts and mass merchandisers.

The Company's fiscal 2001 sales in the trade market were led by the HARRY POTTER books. Other Scholastic bestsellers during fiscal 2001 included books from the DEAR AMERICA, I SPY, CLIFFORD THE BIG RED DOG and CAPTAIN UNDERPANTS series.

EDUCATIONAL PUBLISHING
(15.8% OF FISCAL 2001 REVENUES)

GENERAL
The Company's EDUCATIONAL PUBLISHING segment includes the publication and distribution to schools and libraries of supplemental and core materials, classroom magazines and print and on-line non-fiction and reference products for grades K to 12 in the United States.

Scholastic has been providing quality innovative educational materials to schools and libraries since it began publishing classroom magazines in the 1920's. The Company added supplementary books and texts to its product line in the 1940's, professional books for teachers in the 1980's and early childhood products and core curriculum materials in the 1990's. In 1996, the Company strengthened its Spanish language offerings through the acquisition of Lectorum Publications, Inc., the largest Spanish language book distributor to schools and libraries in the United States. Through the acquisition of Grolier in June 2000, the Company became the leading print and on-line publisher of children's non-fiction and reference products sold primarily to school libraries in the United States. The Company markets and sells its EDUCATIONAL PUBLISHING products through a combination of field representatives, direct mail and telemarketing.


SUPPLEMENTAL AND CORE PUBLISHING

The Company's supplemental and core publishing operations develop and distribute instructional materials directly to schools in the United States, primarily purchased through school and district budgets. The Company's supplemental publishing includes reading improvement programs, individual paperbacks and collections and professional books designed for, and generally purchased by teachers. The Company's primary core product has been SCHOLASTIC LITERACY PLACE(R), its K to 6 basal textbook reading program.

In April 2001, the Company announced its decision to focus its supplemental and core publishing efforts on reading improvement materials. As part of this focus on reading improvement programs, the Company also announced in April 2001 its decision not to update SCHOLASTIC LITERACY PLACE for any future state adoptions. Scholastic's reading improvement programs include technology-based products such as READ 180(R), a reading intervention program for students in grades 4 to 8 reading at least two years below grade level; WIGGLEWORKS(R), which assists in teaching reading to students; and SCHOLASTIC READING COUNTS!(TM), which encourages reading through a school-managed incentive program.

Other reading improvement products include READ XL(TM), a reading improvement program for students in grades 6 to 8, which provides high-interest and increasingly demanding text to assist students reading one to three years below grade level; BUILDING LANGUAGE FOR LITERACY(TM), a program of books and audio tapes to guide children through the critical pre-K to K stages of literacy development; and SCHOLASTIC PHONICS READING PROGRAM(TM), which is a beginning phonics instruction program for grades K to 1.

The teaching resources group publishes professional books designed for and generally purchased by teachers and distributes individual paperbacks and collections to schools. The Company also distributes a successful line of supplemental phonics products.

CLASSROOM MAGAZINES
Scholastic is a leading publisher of classroom magazines. Teachers in grades K to 12 use these magazines as supplementary educational materials. The Company's classroom magazines carry the Scholastic name, which reinforces the Company's educational reputation with students, teachers and school administrators. The Company believes that its reputation for publishing quality magazines, maintaining an extensive magazine mailing list and having a large customer base of teachers helps generate customers for its school book clubs and other Scholastic products as well as for its magazines. At the same time, the Company uses its school book club mailings to help secure additional circulation for its classroom magazines.

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

Scholastic's classroom magazine circulation in the United States in fiscal 2001 was more than 7 million. Approximately two-thirds of the circulation was in grades K to 6, with the balance in grades 7 to 12. In fiscal 2001, teachers in over 60% of the elementary schools and in over 70% of the secondary schools in the United States used the Company's classroom magazines. The various classroom magazines are distributed either on a weekly, bi-weekly or monthly basis during the school year.

The majority of the magazines purchased are paid for with school funds with teachers or students paying for the balance. Circulation revenue accounted for substantially all of the Company's classroom magazine revenues in fiscal 2001.

NON-FICTION AND REFERENCE PUBLISHING
Scholastic is a leading publisher of quality children's non-fiction and reference products and encyclopedias sold primarily to schools and libraries in the United States under the Grolier name. Products include print and on-line versions of ENCYCLOPEDIA AMERICANA(R), THE NEW BOOK OF KNOWLEDGE(R) and CUMBRE(TM), a Spanish language encyclopedia, and quality non-fiction books published in the United States under the imprints Children's Press and Franklin Watts.


[LOGO]                                 [GRAPHIC]3

MEDIA, LICENSING AND ADVERTISING
(6.8% OF FISCAL 2001 REVENUES)

GENERAL
The Company's MEDIA, LICENSING AND ADVERTISING segment includes the production and/or distribution in the United States of software, Internet services and the production and/or distribution by and through the Company's subsidiary, Scholastic Entertainment Inc. ("SEI"), of programming and consumer products (including children's television programming, videos, software, feature films, promotional activities and non-book merchandise).

PRODUCTION AND DISTRIBUTION
SEI extends the Company's franchises by creating programming and managing global brands based on Scholastic's strong publishing properties. SEI develops and produces children's television programming, videos, software, feature films and non-book products. SEI's multimedia programming also generates extensive awareness for brand building and consumer product activities worldwide.

SEI has built a television media library of over 200 half-hours including:
CLIFFORD THE BIG RED DOG(TM), SCHOLASTIC'S THE MAGIC SCHOOL BUS(R), GOOSEBUMPS(R), ANIMORPHS(R) and DEAR AMERICA(R). These television series initially aired on PBS Kids, PBS, Fox Kid's NETWORK, Nickelodeon and HBO, respectively, and collectively have been licensed for broadcast in more than 50 countries. In fall 2000, SEI launched CLIFFORD THE BIG RED DOG, a new animated television series based on the Company's best-selling literary classics by Norman Bridwell which were first published in 1963. Since its launch, this award winning series, nominated for five Emmys, has become a top rated show on PBS Kids. In addition to the original 40 episodes, PBS Kids has ordered 25 new episodes and CLIFFORD THE BIG RED DOG will begin airing in markets outside of North America in fiscal 2002. Other SEI programming initiatives for fiscal 2002 include the launch of 26 episodes of I SPY(TM) on HBO, based on the Company's best-selling book series, and the launch in the international market of 26 episodes of HORRIBLE HISTORIES(TM), an animated adaptation of Scholastic UK's best-selling book series.

BRAND MARKETING AND CONSUMER PRODUCTS
SEI creates and develops branding campaigns for Scholastic properties. For example, the successful launch of CLIFFORD THE BIG RED Dog on PBS was coupled with a comprehensive licensing program to support the property, making Clifford a leading pre-school brand and generating additional sales of Scholastic's Clifford books, toys, videos, CD-ROMs and consumer products. In connection with its branding campaigns, SEI has received numerous marketing and licensing awards and has partnered with industry leaders in consumer promotions. In addition, SEI creates, manufactures and distributes high-quality consumer products primarily based on Scholastic's literary properties, such as a line of upscale plush toys and wooden puzzles based on CLIFFORD THE BIG RED DOG(TM), SCHOLASTIC'S THE MAGIC SCHOOL BUS(R), THE REAL MOTHER GOOSE(TM) and STELLALUNA(TM). The products are available through independent toy/gift stores, specialty chains, department stores, mail order catalogs and bookstores, as well as through Scholastic's school book clubs, school book fairs and continuity programs. Scholastic also produces and markets videos to the school market through Weston Woods, a producer of videos based on high quality children's books.

CONSUMER SOFTWARE
Scholastic sells original and licensed consumer software for grades K to 8 through school-based software clubs, school book clubs and school book fairs. The Company acquires software for distribution in all of these channels through a combination of licensing, purchases of product from software publishers and internal development. Scholastic's school software clubs are marketed on the same basis as the Company's school book clubs. The Company's internally developed CD-ROM titles, including the award-winning series of I SPY(TM) CD-ROMs, are also sold through trade channels.

SCHOLASTIC.COM
Scholastic.com is a leading website for teachers and classrooms and an award-winning destination for children. For teachers, Scholastic.com offers multimedia teaching units, lesson plans, teaching tools and on-line activities. For children, Scholastic.com offers sites with favorite characters, such as HARRY POTTER(TM), CLIFFORD THE BIG RED DOG(TM), I Spy(TM) and ANIMORPHS(TM). Scholastic.com was the winner of the 2000 Webby Award for "Best Kid's Website".

In fiscal 2002, the Company will expand the use of its Internet platform to generate e-commerce sales to both teachers and parents with the introduction of book club on-line ordering and two new on-line stores dedicated to serving teachers in the school and parents/families at home.

ADVERTISING
Certain of the Company's magazine properties generate advertising revenues as their primary source of revenue, including INSTRUCTOR(TM), SCHOLASTIC EARLY CHILDHOOD TODAY(TM) and COACH AND ATHLETIC DIRECTOR(TM), which are directed to teachers and education professionals and are distributed during the academic year. Total circulation for these magazines was approximately 315,000 in fiscal 2001. Subscriptions for these magazines are solicited primarily by direct mail. SCHOLASTIC PARENT AND CHILD(R) magazine, which is directed at parents and distributed through schools and child care programs, had a paid circulation of approximately 1.2 million in fiscal 2001. These magazines carry paid advertising, advertising for Scholastic's other products and advertising for clients that sponsor customized programs.

Also included in this group are: Scholastic Marketing Partners, which develops sponsored educational materials and supplementary classroom programs in partnership with corporations, government agencies and nonprofit organizations; and Quality Education Data, which develops and markets databases focused on teachers, schools and education.

INTERNATIONAL
(15.1% OF FISCAL 2001 REVENUES)

GENERAL
The INTERNATIONAL segment includes the publication and distribution of products and services outside the United States

                                      [GRAPHIC]4                          [LOGO]
by the Company's international operations and its domestic export and foreign rights businesses.

Internationally, Scholastic has long-established operations in Canada, the United Kingdom, Australia and New Zealand and newer operations in Argentina, Hong Kong, India, Ireland and Mexico. With the acquisition of Grolier, the Company expanded into the direct-to-home book club business primarily serving children age five and under in Canada, the United Kingdom and Australia, and added the publication and distribution of reference products and services outside the United States, principally in Southeast Asia.

Scholastic's operations in Canada, the United Kingdom, Australia and New Zealand generally mirror Scholastic's United States business model. Each of these international operations have original trade and educational publishing programs, distribute children's books, software and other materials through school-based book clubs, school-based book fairs and trade channels, distribute magazines and offer on-line services. Each of these operations has established export and foreign rights licensing programs and is a licensee of book tie-ins for major media properties. Original books published by each of these operations have received awards of excellence in children's literature both domestically and internationally.

CANADA
Scholastic Canada, founded in 1957, is a leading publisher and distributor of English and French language children's books, is the largest school-based book club and school-based book fair operator in Canada and is one of the leading suppliers of original or licensed children's books to the Canadian trade market. Since 1965, Scholastic Canada has produced quality Canadian-authored books and educational materials. Grolier Canada is a leading operator of direct-to-home book clubs in Canada.

UNITED KINGDOM
Scholastic UK, founded in 1964, is a leading children's publisher in the United Kingdom where its trade books appear frequently on children's bestseller lists. Scholastic UK is the largest school book club and school book fair operator in the United Kingdom. Scholastic UK's best selling original book series, HORRIBLE HISTORIES(TM), is being adapted for television by SEI. Scholastic UK also publishes five monthly magazines for teachers and supplemental educational materials, including professional books. Grolier UK is a leading operator of direct-to-home book clubs in the United Kingdom.

AUSTRALIA
Scholastic Australia, founded in 1968, is the leading publisher and distributor of children's educational materials in Australia and has the largest school book club and book fair operation in the country, reaching 90% of the primary schools. Scholastic Australia's imprints include: Scholastic Press, Omnibus Books and Margaret Hamilton Books. Grolier Australia is a leading operator of direct-to-home book clubs in Australia.

NEW ZEALAND
Scholastic New Zealand, founded in 1964, is the largest children's book publisher and the leading book distributor to schools in New Zealand. Through its school book clubs and school book fairs, Scholastic New Zealand reaches 90% of the country's schools.

SOUTHEAST ASIA
Grolier's Southeast Asian operations sell English language Grolier reference materials and local language product through a network of approximately 2,500 independent door-to-door sales representatives in India, Indonesia, Malaysia, Philippines, Singapore, Taiwan and Thailand. Commencing in fiscal 2002, this network will also test market books and software from Scholastic's other operations.

OTHER INTERNATIONAL OPERATIONS
The Company has launched operations in Mexico (1994), India (1997), Ireland
(1998) and Argentina (1999). These businesses principally distribute, through school book fairs and/or school book clubs, books and educational materials published by Scholastic's other operations as well as merchandise from other publishers. In fiscal 1999, Scholastic India began its own Hindi and English language original publishing program.

FOREIGN RIGHTS AND EXPORT
The Company licenses the foreign-language rights to selected Scholastic titles to other publishing companies around the world in over 25 languages. The Company's export business sells Scholastic books and products in regions of the world not otherwise serviced by Scholastic subsidiaries. In 1998, the Company established Scholastic Hong Kong Ltd. to handle export sales in the Asia-Pacific region.

MANUFACTURING AND DISTRIBUTION
The Company's books, magazines, software and other materials and products are manufactured by third parties through arm's length negotiation or competitive bidding. As appropriate, the Company enters into multi-year agreements that guarantee specified volume in exchange for favorable pricing terms. Paper is purchased from third party sources. The Company does not anticipate any difficulty in continuing to satisfy its manufacturing and paper requirements.
In the United States, the Company processes and fulfills school book club, trade, supplemental and core, and export orders primarily from its primary warehouse and distribution facility in Jefferson City, Missouri. Magazine orders are processed at the Jefferson City, Missouri facility and are shipped directly from printers. The Company ships school-based book club originated continuity orders primarily from its warehouse and distribution facility in Des Plaines, Illinois and direct-to-home originated continuity orders through a third party arrangement. Grolier non-fiction and reference orders are processed and fulfilled at the Company's Danbury facility. In connection with its trade business, the Company generally outsources certain services, including invoicing, billing, returns processing and collection services and may also ship product directly from printers to customers. School book fair orders are fulfilled through a

[LOGO]                                [GRAPHIC]5
network of warehouses across the country. The Company's international school book club, book fair, trade and educational operations use similar distribution systems.

SEASONALITY
The Company's school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company's business is highly seasonal.

As a consequence, the Company's revenues in the first and third quarters of the fiscal year are generally lower than its revenues in the other two fiscal quarters. The Company experiences a substantial loss from operations in the first quarter. Typically, school-based book club and book fair revenues are proportionately larger in the second quarter of the fiscal year, while revenues from the sale of instructional materials are the highest in the first quarter.

In the June through October time period, the Company experiences negative cash flow due to the seasonality of its business. As a result of the Company's business cycle, seasonal borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

COMPETITION
The markets for children's educational and entertainment materials are highly competitive. Competition is based on the quality and range of educational materials made available, price, promotion, customer service and distribution channels. Competitors include numerous other book, textbook and supplementary text publishers, distributors and other resellers (including over the Internet) of children's books and other educational materials, national publishers of classroom and professional magazines with substantial circulation, numerous producers of television, video and film programming (many of which are substantially larger than the Company), television networks and cable networks, publishers of computer software and distributors of products and services on the Internet. In the United States, competitors include another national school book club operator as well as regional and local school book fair operators, including bookstores. Competition may increase further to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new materials that compete directly with the products distributed by the Company or develop or expand competitive sales channels.

EMPLOYEES
At May 31, 2001, the Company employed approximately 6,700 people in full-time jobs and 1,000 people in hourly or part-time jobs in the United States and approximately 2,500 people internationally. The number of part-time employees fluctuates during the year because significant portions of the Company's business are closely correlated with the school year. The Company believes that relations with its employees are good.

COPYRIGHT AND TRADEMARKS
SCHOLASTIC is a registered trademark in the United States and in a number of countries where the Company conducts business. Scholastic Inc., the Company's principal U.S. operating subsidiary, has registered and/or has pending applications to register its trademarks in the United States for the names of each of its domestic book clubs, the titles of its magazines and the names of all its core curriculum programs. The Company's international subsidiaries have also registered trademarks in the name of Scholastic Inc. for the names of their respective book clubs and magazines. Although individual book titles are not subject to trademark protection, Scholastic Inc. has registered and/or has pending applications to register trademarks in the United States and in a number of countries for the names of certain series of books and consumer products, such as THE MAGIC SCHOOL BUS, ANIMORPHS, CLIFFORD THE BIG RED DOG and HORRIBLE HISTORIES. GROLIER is a registered trademark in the United States and a number of countries where it conducts business. All of the Company's publications, including books, magazines and software, are subject to copyright protection. Where applicable, the Company consistently copyrights its magazines, books and software in the name of Scholastic Inc., except for Grolier's publications, which currently continue to be copyrighted under the name of Grolier Incorporated or its wholly-owned subsidiaries. Copyrights and trademarks are vigorously defended by the Company and, as necessary, outside counsel may be retained to assist in such protection.

ITEM 2 o PROPERTIES
The Company maintains its principal offices in the metropolitan New York area, where it owns or leases approximately 600,000 square feet of space. The Company also owns or leases approximately 1.7 million square feet of office and warehouse space for its National Service Operation located in the Jefferson City, Missouri area and approximately 400,000 square feet of office and warehouse space related to its Grolier operations in Danbury, Connecticut and other United States locations. In addition, the Company owns or leases approximately 2.4 million square feet of office and warehouse space in over 80 facilities in the United States for Scholastic Book Fairs.

Additionally, the Company owns or leases approximately 1.3 million square feet of office and warehouse space in over 90 facilities in Canada, the United Kingdom, Australia, New Zealand, Southeast Asia and elsewhere around the world for its international businesses.

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

ITEM 3 o LEGAL PROCEEDINGS

As previously reported, three purported class action complaints were filed in the United States District for the Southern District of New York against the Company and certain officers seeking, among other remedies, damages resulting from defendants' alleged violations of federal securities laws. The complaints were consolidated. The Consolidated Amended Class Action Complaint (the "Complaint") was

                                      [GRAPHIC]6                         [LOGO]
served and filed on August 13, 1997. The Complaint was styled as a class action, In re Scholastic Corporation Securities Litigation, 97 Civ.II 2447 (JFK), on behalf of all persons who purchased Company common stock from December 10, 1996 through February 20, 1997. The Complaint alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, resulting from purportedly materially false and misleading statements to the investing public concerning the financial condition of the Company. Specifically, the Complaint alleged misstatements and omissions by the Company pertaining to adverse sales and returns of its popular Goosebumps book series prior to the Company's interim earnings announcement on February 20, 1997. On January 26, 2000, an order was entered granting the Company's motion to dismiss plaintiffs' Second Amended Consolidated Complaint without leave to further amend the complaint. Previously, on December 14, 1998, an order was entered granting the Company's motion to dismiss plaintiffs' First Amended Consolidated Complaint, with leave to amend the complaint. On June 1, 2001, the Court of Appeals for the Second Circuit reversed the dismissal of the Second Amended Consolidated Complaint and remanded the case for further proceedings. The Company continues to believe that the litigation is without merit and will continue to vigorously defend against it.

As previously reported, on February 1, 1999, two subsidiaries of the Company commenced an action in the Supreme Court of the State Court of New York County of New York against Parachute Press, Inc. ("Parachute"), the licensor of certain publication and nonpublication rights to the Goosebumps series, certain affiliated Parachute companies and R.L. Stine, individually, alleging material breach of contract and fraud in connection with the agreements under which such Goosebumps rights are licensed to the Company. The issues in the case, captioned Scholastic Inc. and Scholastic Entertainment Inc. v. Parachute Press, Inc., Parachute Publishing, LLC, Parachute Consumer Products, LLC, and R.L. Stine (Index No. 99/600512), are also, in part, the subject of two litigations commenced by Parachute following repeated notices from the Company to Parachute of material breaches by Parachute of the agreements under which such rights are licensed, and the exercise by the Company of its contractual remedies under the agreements. The previously reported first Parachute action, Parachute Press, Inc. v. Scholastic Inc., Scholastic Productions, Inc. and Scholastic Entertainment Inc., 97 Civ. 8510 (JFK), in which two subsidiaries of the Company are defendants and counterclaim plaintiffs, was commenced in the federal court for the Southern District of New York on November 14, 1997 and was dismissed for lack of subject matter jurisdiction on January 29, 1999. In August 2000, the Court of Appeals for the Second Circuit vacated the dismissal and remanded the case for further proceedings. The second action, captioned Parachute Press, Inc.
v. Scholastic Inc., Scholastic Productions, Inc. and Scholastic Entertainment Inc. (Index No. 99/600507), was filed contemporaneously with the filing of the Company's complaint on February 1, 1999 in the Supreme Court of the State Court of New York County of New York. In its two complaints and its counterclaims, Parachute alleges that the exercise of contractual remedies by the Company was improper and seeks declaratory relief and unspecified damages for, among other claims, alleged breaches of contract and acts of unfair competition. Damages sought by Parachute include the payment of the total of approximately $36.1 million of advances over the term of the contract, of which approximately $15.3 million had been paid at the time the first Parachute litigation began, and payment of royalties set-off by Scholastic against amounts claimed by the Company. On July 21, 2000, the Company and Parachute each filed motions for partial summary judgement in the pending state court cases and on May 18, 2001, each party filed motions for summary judgement in the federal court case. The Company is seeking declaratory relief and damages for, among other claims, breaches of contract, fraud and acts of unfair competition. Damages sought by the Company include repayment by Parachute of a portion of the $15.3 million advance already paid. The Company intends to vigorously defend its position in these proceedings. The Company does not believe that this dispute will have a material adverse effect on its financial condition.

In addition to the above actions, various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4 o SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to the vote of security holders, through the solicitation of proxies or otherwise.

[LOGO]                                [GRAPHIC]7

PART II

ITEM 5 o MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ National Market System under the symbol SCHL. The Class A Stock is convertible into Common Stock on a share-for-share basis. There is no established public trading market for the Class A Stock. The table below sets forth, for the periods indicated, the quarterly and one-year high and low selling prices on the NASDAQ National Market System for the Company's Common Stock. On December 14, 2000, the Company's Board of Directors authorized a 2-for-1 Stock Split (the "2-for-1 Stock Split") in the form of a 100% stock dividend on its Common Stock and Class A Stock, payable January 16, 2001 to holders of record as of December 29, 2000. Common Stock prices prior to the effective date of the 2-for-1 Stock Split have been adjusted in the following table to give retroactive effect to the stock split.

                                                 FOR FISCAL YEARS ENDED MAY 31,
-------------------------------------------------------------------------------
                            2001                    2000
-------------------------------------------------------------------------------
                       HIGH       LOW         HIGH         LOW
-------------------------------------------------------------------------------
FIRST QUARTER        $ 32.98   $ 26.59      $ 26.88     $ 19.81
-------------------------------------------------------------------------------
SECOND QUARTER         40.31     31.45        27.81       19.50
-------------------------------------------------------------------------------
THIRD QUARTER          48.56     35.38        35.38       24.00
-------------------------------------------------------------------------------
FOURTH QUARTER         45.00     35.13        28.50       21.75
-------------------------------------------------------------------------------
YEAR                   48.56     26.59        35.38       19.50
-------------------------------------------------------------------------------

The Company has not paid any cash dividends since its initial public offering in February 1992 and has no current plans to pay any dividends on its Class A or Common Stock. In addition, certain of the Company's credit facilities restrict the payment of dividends. See Note 3 of Notes to Consolidated Financial Statements for further information.

The number of holders of record of Class A and Common Stock as of August 10, 2001 were 3 and approximately 9,200, respectively.

                                                                                            ITEM 6 o SELECTED FINANCIAL DATA
                                                                                (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                                                              FOR FISCAL YEARS ENDED MAY 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                      2001              2000             1999              1998            1997
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA:
  Total revenues                                    $ 1,962.3         $ 1,402.5        $ 1,165.5        $ 1,069.8       $  972.5
  Cost of goods sold                                    865.2             678.3            571.9            548.2          536.9
  Cost of goods sold - Special Literacy Place and
    other charges (1)                                    72.9                -                -                 -             -
  Selling, general and administrative expenses          883.1             592.6            493.3            440.3          399.6
  Other operating costs:
    Goodwill and other intangibles amortization
       and depreciation                                  42.4              24.1             22.4             21.7           18.3
    Non-recurring charges                                   -               8.5               -              11.4             -
  Operating income                                       98.7              99.0             77.9             48.2           17.7
  Gain on sale of the SOHO Group                            -                -                -              10.0             -

  Interest expense, net                                 (41.6)            (18.6)           (19.0)           (20.1)         (16.7)
  Net income                                             36.3 (1)          51.4 (2)         36.8             23.6 (3)        0.4

  Earnings per share-basic                            $  1.05         $   1.54       $     1.13          $   0.73       $   0.01
  Earnings per share-diluted                          $  1.01 (1)     $   1.48 (2)   $     1.10          $   0.72 (3)   $   0.01

  Weighted average shares outstanding-basic              34.7              33.4             32.8             32.4           32.0
  Weighted average shares outstanding-diluted            36.1              37.1             33.4             32.8           32.6
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Working capital                                    $    394.6         $   253.9        $   222.4        $   201.0       $  215.7
Total assets                                          1,501.8             983.2            842.3            763.6          784.4
Long-term debt                                          585.3             241.1            248.0            243.5          287.9
Total stockholders' equity                              493.7             430.0            361.4            318.1          297.5
-----------------------------------------------------------------------------------------------------------------------------------

Certain prior year amounts have been reclassified to conform with the present year presentation, and share amounts have been adjusted for the 2-for-1 Stock Split.
-------------------------------------------------------------------------------

(1) In fiscal 2001, the Company announced its decision not to update SCHOLASTIC LITERACY PLACE(R), which resulted in a $72.9 special charge recorded in cost of goods sold. Net income and earnings per diluted share excluding the $72.9 pre-tax cost of goods sold-Special Literacy Place and other charges would have been $82.9 and $2.22, respectively.

(2) Fiscal 2000 net income and earnings per diluted share excluding the $8.5 pre-tax non-recurring charges would have been $56.8 and $1.63, respectively.

(3) Fiscal 1998 net income and earnings per share excluding the $11.4 pre-tax non-recurring charges and the non-operating gain of $10.0 would have been $24.5 and $0.75, respectively.

                                      [GRAPHIC]8                        [LOGO]

ITEM 7 o MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS


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

On December 14, 2000, the Company's Board of Directors authorized a 2-for-1 Stock Split in the form of a 100% stock dividend on its Common Stock and Class A Stock, effective January 16, 2001 to shareholders of record as of December 29, 2000. Stockholders of record received one additional share of Common Stock or Class A Stock for each share held on the record date. All outstanding rights under stock options and stock purchase plans to acquire the Company Common Stock and under the Company's 5% Convertible Subordinated Debentures due 2005 were adjusted to give effect to the 2-for-1 Stock Split.

All amounts reported regarding the Company's capital stock prior to the 2-for-1 Stock Split have been adjusted to give effect to the 2-for-1 Stock Split except for the share information reported on the Consolidated Balance Sheets and the Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income financial statements. Certain other prior year amounts have been reclassified to conform with the current year presentation, including segment classifications. The following discussion and analysis of the Company's financial position should be read in conjunction with the Company's Consolidated Financial Statements, the related Notes and Selected Financial Data included in this report.


                                                                                                    RESULTS OF OPERATIONS
                                                                             (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                                                           FOR FISCAL YEARS ENDED MAY 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                             2001                       2000                       1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                        $           % (1)            $          % (1)         $          % (1)
Revenue:
   Children's Book Publishing and Distribution            1,221.9    62.3            857.9     61.2          656.9       56.3
   Educational Publishing                                   309.7    15.8            212.5     15.2          196.9       16.9
   Media, Licensing and Advertising                         134.0     6.8            108.1      7.7          105.8        9.1
   International                                            296.7    15.1            224.0     15.9          205.9       17.7
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                             1,962.3   100.0          1,402.5    100.0        1,165.5      100.0
Cost of goods sold                                          865.2    44.1            678.3     48.4          571.9       49.1
Cost of goods sold - Special Literacy Place and
   other charges(2)                                          72.9     3.7                -        -              -          -
Gross profit                                              1,024.2    52.2            724.2     51.6          593.6       50.9

Selling, general and administrative expenses                883.1    45.0            592.6     42.3          493.3       42.3
Depreciation and amortization                                42.4     2.2             24.1      1.7           22.4        1.9

Non-recurring charges                                           -       -              8.5      0.6              -          -
Operating income                                             98.7     5.0             99.0      7.1           77.9        6.7
Interest expense, net                                       (41.6)    2.1            (18.6)     1.3          (19.0)       1.6
Earnings before income taxes                                 57.1     2.9             80.4      5.7           58.9        5.1
Net income                                                   36.3(2)  1.8             51.4 (3)  3.7           36.8        3.2
Earnings per share:
   Basic                                                     1.05                     1.54                   1.13
   Diluted                                                   1.01(2)                  1.48 (3)               1.10
-----------------------------------------------------------------------------------------------------------------------------------

Certain prior year amounts have been reclassified to conform with the present year presentation, including certain segment classifications, and share amounts have been adjusted for the 2-for-1 Stock Split.
-------------------------------------------------------------------------------

(1)  Represents percentage of total revenue.

(2) In fiscal 2001, the Company announced its decision not to update SCHOLASTIC LITERACY PLACE, which resulted in a $72.9 special charge recorded in cost of goods sold. Net income and earnings per diluted share excluding the $72.9 pre-tax cost of goods sold-Special Literacy Place and other charges would have been $82.9 and $2.22, respectively.

(3) Fiscal 2000 net income and earnings per diluted share excluding the $8.5 pre-tax non-recurring charges would have been $56.8 and $1.63, respectively.


[LOGO]                                [GRAPHIC]9

OVERVIEW
During the three-year period ended May 31, 2001, the Company reported revenue growth of $796.8 million substantially due to internal growth, led by the Children's Book Publishing and Distribution segment, and revenues from the operations of Grolier Incorporated ("Grolier"), which was acquired for $400.0 million in cash on June 22, 2000.

During fiscal 2002, the Company plans to maintain its overall strategic objective of strengthening and developing its businesses while continuing to improve overall profitability, despite anticipated modest reductions in overall revenues due to lower Harry Potter(TM) and Scholastic Literacy Place(R) sales. In the future, the Company will seek to build shareholder value through revenue growth coupled with improved margins.

RESULTS OF OPERATIONS - CONSOLIDATED
Revenue in fiscal 2001 grew significantly, increasing $559.8 million or 39.9%, from fiscal 2000. Revenue growth in fiscal 2000 was $237.0 million or 20.3%, when compared to fiscal 1999. The revenue growth in fiscal 2001 was driven by the addition of $378.0 million in Grolier revenues coupled with the Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment growth (excluding Grolier) of $142.3 million or 16.6%. This segment accounted for 62.3% of the Company's revenues in fiscal 2001, versus 61.2% and 56.3% in fiscal 2000 and 1999, respectively.

Gross profit margin improved to 52.2% for fiscal 2001, up approximately one half of a percentage point from fiscal 2000, and up over one percentage point from fiscal 1999. This trend reflects improved sales mix in the Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment combined with the Company's continued focus on cost containment in the manufacturing and distribution process and the acquisition of Grolier, partially offset by the $72.9 million cost of goods sold-Special Literacy Place and other charges (the "Special Charge") recorded in the fourth quarter of fiscal 2001. This Special Charge is primarily related to the decision not to update SCHOLASTIC LITERACY PLACE.

Selling, general and administrative costs increased as a percentage of sales to 45.0% in fiscal 2001 versus 42.3% in fiscal 2000 and 42.3% in fiscal 1999 due primarily to the inclusion of Grolier costs, increases in information systems costs, and consulting costs incurred as a result of the Grolier integration effort. Depreciation and amortization increased from $24.1 million in fiscal 2000 to $42.4 million in fiscal 2001, primarily due to the amortization of goodwill and intangibles related to the acquisition of Grolier. Depreciation and amortization is expected to decline in fiscal 2002 due to the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets."

Operating income for fiscal 2001 was adversely affected by the $72.9 million Special Charge and decreased from fiscal 2000 by $0.3 million. Fiscal 2000 operating income increased over fiscal 1999 by $21.1 million, despite the second quarter fiscal 2000 non-recurring charges of $8.5 million, primarily related to the establishment of a litigation reserve. Excluding these non-recurring charges and the Special Charge, operating income in fiscal 2001 would have increased to $171.6 million from $107.5 million in fiscal 2000 and $77.9 million in fiscal 1999, representing 8.7%, 7.7% and 6.7% of total revenues in fiscal 2001, 2000 and 1999, respectively.

Operating margins have benefitted from favorable sales mix, the Company's cost containment program and lower manufacturing costs.

Net interest expense increased to $41.6 million in fiscal 2001 from $18.6 million in fiscal 2000 due primarily to the Grolier acquisition. Fiscal 2000 interest expense was $0.4 million lower than in fiscal 1999 as a result of lower average debt levels.

The Company's effective tax rates were 36.5%, 36.1% and 37.5% of earnings before taxes, for fiscal years 2001, 2000 and 1999, respectively. The decrease from fiscal 1999 reflects the impact of lower relative state and local tax burdens.

Net income was $36.3 million in fiscal 2001, $51.4 million in fiscal 2000 and $36.8 million in fiscal 1999. The basic and diluted earnings per Class A and Common Share were $1.05 and $1.01, respectively, in fiscal 2001, $1.54 and $1.48, respectively, in fiscal 2000 and $1.13 and $1.10, respectively, in fiscal 1999. Diluted net income per share, excluding the non-recurring charges and the Special Charge, would have been $2.22 in fiscal 2001, $1.63 in fiscal 2000, and $1.10 in fiscal 1999.

RESULTS OF OPERATIONS - SEGMENTS
CHILDREN'S BOOK PUBLISHING
AND DISTRIBUTION
The Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment includes the publication and distribution of children's books in the United States through school-based book clubs, school-based and direct-to-home continuity programs, school-based book fairs and the trade channel.

                                                        (AMOUNTS IN MILLIONS)
-------------------------------------------------------------------------------
                             2001        2000          1999
-------------------------------------------------------------------------------
REVENUE                   $ 1,221.9     $ 857.9      $ 656.9
OPERATING PROFIT              217.0       170.6        109.6
-------------------------------------------------------------------------------
OPERATING MARGIN               17.8%       19.9%        16.7%

CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION revenues accounted for 62.3% of the Company's revenues in fiscal 2001, 61.2% in fiscal 2000 and 56.3% in fiscal 1999. These revenues increased 42.4% from $857.9 million in fiscal 2000 to $1,221.9 million in fiscal 2001, which included $221.7 million primarily from the Grolier direct-to-home continuity business.

The Company's trade distribution channel accounted for 26.6% of CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION sales in fiscal 2001, as compared to 26.0% in fiscal 2000 and 16.5% in fiscal 1999. Net trade sales increased $97.8 million to $320.8 million, or 43.8% over fiscal 2000, due to the success of HARRY POTTER, CLIFFORD THE BIG RED DOG(R), and other book series including CAPTAIN UNDERPANTS(TM), DEAR AMERICA(R) and I SPY(TM). Trade sales for fiscal 2000 increased by 105.7% due to the success of HARRY POTTER, POKEMON(TM) and other series including DEAR AMERICA, I SPY, and CAPTAIN

                                      [GRAPHIC] 10                      [LOGO]

UNDERPANTS. HARRY POTTER accounted for approximately $190.0 million, $90.0 million and $5.0 million of trade revenues in fiscal years 2001, 2000, and 1999, respectively.

School book club revenues accounted for 26.9% of CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION sales in fiscal 2001, compared to 37.4% in fiscal 2000 and 42.0% in fiscal 1999. Fiscal 2001 school-based book club revenues grew by 2.4% over fiscal 2000, reflecting higher order volume, partially offset by lower revenue per order, due in part to lower POKEMON sales. Fiscal 2000 school-based book club growth of 16.5% over fiscal 1999 reflected higher revenue per order and more orders, helped by strong POKEMON sales.

Continuity revenues accounted for 24.7% of segment sales in fiscal 2001 comprised of 17.8% from the Grolier direct-to-home business and 6.9% from school-based continuity programs. Revenues from school-based continuity programs accounted for 9.4% and 11.2% of segment revenues in fiscal years 2000 and 1999, respectively.

Revenues from school-based book fairs accounted for 21.8% of CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION sales in fiscal 2001, compared to 27.2% in fiscal 2000 and 30.3% in fiscal 1999. Sales growth for school-based book fairs of 14.3% in fiscal 2001 was due to the continued growth in fair count and revenue per fair, plus the introduction of the Reading Jamboree subscription program.

Operating income for CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION increased significantly during the past three fiscal years to $217.0 million or 17.8% of sales in fiscal 2001, compared to $170.6 million or 19.9% of sales for fiscal 2000 and $109.6 million or 16.7% of sales for fiscal 1999. Operating margin decreased to 17.8% in fiscal 2001, due to the inclusion of the lower margin direct-to-home sales, partially offset by improved sales mix and cost reductions. Operating margins improved in fiscal 2000 largely as a result of sales mix and the benefit of cost reductions in manufacturing and fulfillment activities. Selling, general and administrative costs as a percentage of revenue increased from 35.2% in fiscal 2000 to 41.4% in fiscal 2001, due primarily to the acquisition of the Grolier direct-to-home continuity business, partially offset by improved sales mix and planned cost reductions.

EDUCATIONAL PUBLISHING
The Company's EDUCATIONAL PUBLISHING segment includes the publication and distribution to schools and libraries of supplemental and core materials, classroom magazines and print and on-line non-fiction and reference products for grades K to 12 in the United States.

                                                         (AMOUNTS IN MILLIONS)

-------------------------------------------------------------------------------
                                 2001         2000         1999

REVENUE                       $  309.7      $  212.5    $  196.9
OPERATING LOSS                   (57.0)(1)     (13.3)        0.0
-------------------------------------------------------------------------------
OPERATING MARGIN                   *          *          *

*   not meaningful

(1) The fiscal 2001 operating loss included the Special Charge of $72.9. The segment's operating profit excluding the Special Charge would have been $15.9.

Educational Publishing revenues accounted for 15.8% of the Company's revenues in fiscal 2001, compared to 15.2% in fiscal 2000 and 16.9% in fiscal 1999. In fiscal 2001, Educational Publishing revenues increased 45.7% to $309.7 million from $212.5 million in fiscal 2000 and $196.9 in fiscal 1999. Segment revenues in fiscal 2001 related to sales of supplemental and core instructional materials to schools represented 58.2%, while sales by Grolier accounted for 21.1%. The revenue increase in fiscal 2001 was primarily due to the inclusion of sales by Grolier of print and on-line children's non-fiction and reference products, an increase in sales of SCHOLASTIC LITERACY PLACE, higher sales of supplemental and core materials including the Company's reading intervention program (READ 180(R)), and paperbacks and collections products. In fiscal 2000, Educational Publishing revenues increased 7.9% over fiscal 1999, primarily due to increased sales of SCHOLASTIC READING COUNTS(TM) and SCHOLASTIC READING INVENTORY(TM).

Segment operating results, excluding the Special Charge of $72.9 million, would have resulted in a profit of $15.9 million as compared to a loss of $13.3 million in fiscal 2000. The impact of the Special Charge was partially offset by the benefit of the integration of Grolier, lower cost of product and reduced promotion costs. The fiscal 2000 operating loss of $13.3 million, compared to the breakeven level of fiscal 1999, was primarily the result of higher promotion and selling and administrative costs associated with the Texas reading adoption program and the launch costs related to READ 180.

MEDIA, LICENSING AND ADVERTISING
The Company's MEDIA, LICENSING AND ADVERTISING segment includes the production and/or distribution in the United States of software, Internet services and the production and/or distribution by and through the Company's subsidiary, Scholastic Entertainment Inc. ("SEI"), of programming and consumer products (including children's television programming, videos, software, feature films, promotional activities and non-book merchandise).

                                                        (AMOUNTS IN MILLIONS)
-------------------------------------------------------------------------------
                                 2001        2000       1999
-------------------------------------------------------------------------------

REVENUE                        $ 134.0     $ 108.1   $ 105.8
OPERATING LOSS                   (23.0)      (11.9)     (4.3)
-------------------------------------------------------------------------------
OPERATING MARGIN                   *          *          *

* not meaningful

MEDIA, LICENSING AND ADVERTISING revenues accounted for 6.8% of the Company's revenue in fiscal 2001, compared to 7.7% in fiscal 2000 and 9.1% in fiscal 1999. In fiscal 2001, entertainment revenue more than doubled, reflecting the impact of production fees for CLIFFORD THE BIG RED DOG(TM), the animated TV series launched on PBS Kids in the fall of 2000, and increased advertising revenues from consumer magazines such as COACH AND ATHLETIC DIRECTOR(TM), SCHOLASTIC EARLY CHILDHOOD TODAY(TM) and SCHOLASTIC PARENT & CHILD(R). In fiscal 2000, increased revenues from consumer magazines


[LOGO]                              [GRAPHIC]11
and software were partially offset by declines in entertainment revenues and multimedia product sales.

Operating losses for the MEDIA, LICENSING AND ADVERTISING segment in fiscal 2001 were $23.0 million, compared to $11.9 million in fiscal 2000 and $4.3 million in fiscal 1999. These results reflect the planned increase in expenses related to Scholastic.com, as well as modestly increased marketing and promotional costs. Excluding the Scholastic.com operating expenses, the operating profit/(loss) for the segment for fiscal 2001, 2000 and 1999 would be approximately breakeven.

INTERNATIONAL
The INTERNATIONAL segment includes the publication and distribution of products and services outside the United States by the Company's international operations and its domestic export and foreign rights businesses.

                                                        (AMOUNTS IN MILLIONS)
-------------------------------------------------------------------------------
                               2001         2000       1999
-------------------------------------------------------------------------------

REVENUE                        $ 296.7     $ 224.0   $ 205.9
OPERATING PROFIT                  19.0         9.9       7.9
-------------------------------------------------------------------------------
OPERATING MARGIN                   6.4%        4.4%      3.8%

INTERNATIONAL sales accounted for 15.1% of the Company's revenues in fiscal 2001, 15.9% in fiscal 2000 and 17.7% in fiscal 1999. INTERNATIONAL revenues increased 32.5% to $296.7 million, including $80.9 million from the Grolier international businesses, in fiscal 2001 from $224.0 million in fiscal 2000. Excluding Grolier, fiscal 2001 revenue in local currencies increased slightly over fiscal 2000, primarily due to increased revenue from Scholastic's Canadian and export operations, but declined 4% in U.S. dollars. The Canadian revenue increase reflected growth in school-based book club, continuities and book fair channels. This increase was partially offset by sales declines in the United Kingdom and Australia, principally in their school-based book club and trade channels. In fiscal 2001, revenues in the United Kingdom, Australia and Canada were also adversely impacted by the strengthening of the U.S. dollar. In fiscal 2000, INTERNATIONAL revenues increased 8.8% from $205.9 million in fiscal 1999, due to the growth in the Company's Canadian and Australian trade, school-based book club and school-based book fair channels. Revenues in fiscal 2000 for the United Kingdom and New Zealand were adversely impacted by the strengthening U.S. dollar.

INTERNATIONAL operating income increased $9.1 million to $19.0 million (6.4% of sales) in fiscal 2001 from $9.9 million in fiscal 2000 (4.4% of sales). This increase is attributed to strong Canadian and export results combined with $8.4 million of profit from the Grolier businesses, partially offset by the impact of foreign exchange fluctuations and lower Australian and United Kingdom revenues. In fiscal 2000, INTERNATIONAL operating income increased $2.0 million from fiscal 1999 due to revenue increases in Canada and Australia, which were partially offset by the adverse impact of foreign currency exchange rates.

SEASONALITY
The Company's school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company's business is highly seasonal.

As a consequence, the Company's revenues in the first and third quarters of the fiscal year are generally lower than its revenues in the other two fiscal quarters. The Company experiences a substantial loss from operations in the first quarter. Typically, school-based book club and book fair revenues are proportionately larger in the second quarter of the fiscal year, while revenues from the sale of instructional materials are the highest in the first quarter.

In the June through October time period, the Company experiences negative cash flow due to the seasonality of its business. As a result of the Company's business cycle, seasonal borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents increased to $13.8 million for fiscal year 2001, an increase of $4.8 million over fiscal 2000 and $7.9 million over fiscal 1999.

Cash flow provided from operations was $198.7 million resulting from increased revenue and improved operating margins, partially offset by working capital increases to support business growth.

Cash outflows for investing activities were $577.3 million for fiscal 2001, primarily related to acquisition related payments, capital expenditures, prepublication costs, royalty advances and production cost expenditures. Acquisition related expenditures totaled $396.4 million as a result of the acquisition of Grolier. The Company's capital expenditures totaled $90.5 million in fiscal 2001. Capital expenditures, including capitalized interest, increased $44.5 million from fiscal 2000 primarily due to the expansion of the Company's corporate headquarters. Prepublication expenditures totaled $54.5 million, decreasing $6.9 million from fiscal 2000, largely due to the decision not to update SCHOLASTIC LITERACY PLACE partially offset by investments in Grolier. For fiscal 2001, payments for royalty advances totaled $25.5 million.

The Company believes its existing cash position, combined with funds generated from operations and available under the amended Loan Agreement and the Revolver, will be sufficient to finance its ongoing working capital requirements for the next fiscal year.

FINANCING
The Company maintains two unsecured credit facilities, the Loan Agreement and the Revolver, which provide for aggregate borrowings of up to $210.0 million (with a right, in certain circumstances, to increase to $240.0 million), including the issuance of up to $10.0 million in letters of credit. Both the Loan Agreement and Revolver expire on August 11, 2004. The Company uses these facilities to fund seasonal cash flow needs and other working capital requirements. At May 31, 2001, the Company had no borrowings outstand-

                                      [GRAPHIC]12                      [LOGO]
ing under these facilities. The Company borrowed $350.0 million under an unsecured loan agreement, expiring June 21, 2002, in order to finance the purchase of Grolier on June 22, 2000, and borrowed $50.0 million under the Loan Agreement. At May 31, 2001, the Company had $350.0 million in borrowings outstanding under these facilities at a weighted average interest rate of 5.1%.

In addition, unsecured lines of credit available to the Company's international subsidiaries totaled $50.5 million at May 31, 2001. These lines are used primarily to fund local working capital needs. At May 31, 2001, $23.1 million in borrowings were outstanding under these lines at a weighted average interest rate of 7.45%.

ACQUISITIONS
In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such opportunities and prospects. Consistent with this strategy, in June 1998 the Company acquired certain assets of Pages Book Fairs, Inc. for approximately $10.5 million, and in January 1999 acquired certain assets of Quality Education Data. On June 22, 2000, the Company consummated the acquisition of Grolier for $400.0 million in cash, and in July 2001, the Company acquired certain assets of Troll Book Fairs Inc.

NEW ACCOUNTING PRONOUNCEMENTS
The Company has adopted the provisions of Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements", issued by the Securities and Exchange Commission (the "SEC"). SAB 101 provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. The adoption of SAB 101 resulted in revenue reduction of $1.9 million and a net pre-tax impact of $1.1 million, equivalent to $0.02 after-tax per diluted share, to the Company's fiscal 2001 results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and to measure them at fair value. The Company will adopt the provisions of this standard in the first quarter of fiscal 2002. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its financial position, results of operations or cash flows.

In June 2000, the Accounting Standards Executive Committee issued Statement of Position No. 00-2 ("SOP 00-2"), "Accounting by Producers or Distributors of Films", effective for fiscal years beginning after December 15, 2000. SOP 00-2 replaces SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." SOP 00-2 concludes that film costs should be accounted for under an inventory model and discusses various topics such as revenue recognition, fee allocation among multiple films, accounting for exploitation costs and impairment assessment. The Company will adopt the provisions of SOP 00-2 in the first quarter of fiscal 2002. This adoption is expected to result in a pre-tax charge of approximately $8.0 million and will be accounted for as a cumulative effect of a change in accounting principle.

Effective June 2001, the FASB approved SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interests method for acquisitions completed after June 30, 2001. SFAS No. 142 institutes new requirements for identifying intangible assets and requires that an impairment-only approach is taken in amortizing goodwill and other intangible assets with indefinite lives. The Company will adopt SFAS No. 142 on June 1, 2001. Adoption of SFAS No. 142 is expected to lower the Company's annual amortization expense by approximately $13.0 million. The Company has not yet determined the impact, if any, on its earnings and financial position of the required impairment tests of goodwill and other indefinite lived intangible assets.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, operating margins, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including the following and other risks and factors identified from time to time in the Company's filings with the
SEC:

o The Company's ability to continue to produce successful educational, trade, entertainment and software products;

o The ability of the Company's book clubs and fairs to continue to successfully meet market needs;

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

[LOGO]                                [GRAPHIC]13

o The general risks attendant to the conduct of business in foreign countries;

o The general risks inherent in the market impact of rising interest rates with regard to its variable debt facilities.

The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A o QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The Company has operations in various foreign countries. In the normal course of business, these operations are exposed to fluctuations in currency values. Management believes that the impact of currency fluctuations does not represent a significant risk in the context of the Company's current international operations. The Company does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes.

Market risks relating to the Company's operations result primarily from changes in interest rates. At May 31, 2001, approximately 60% of the Company's long-term debt bore interest at a variable rate. Therefore, the Company is subject to the risk that market interest rates will increase. Under its current policies, the Company does not utilize any interest rate derivative instruments to manage its exposure to interest rate changes.

At May 31, 2001, the balance outstanding under the facilities which have variable rates was $373.1 million, at a weighted average interest rate of 5.2%. A 15% increase or decrease in the average interest rate on the Company's variable rate debt at May 31, 2001 would not have had a significant impact on the Company's financial position and results of operations.

Additional information relating to the Company's outstanding financial instruments is included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                      [GRAPHIC]14                      [LOGO}

ITEM 8 o CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statements Schedule                                PAGE(S)

Consolidated Statements of Income for the three years ended May 31, 2001, 2000 and 1999                          16

Consolidated Balance Sheets at May 31, 2001 and 2000                                                          17-18

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
 for the three years ended May 31, 2001, 2000 and 1999                                                        19-20

Consolidated Statements of Cash Flows for the three years ended May 31, 2001, 2000 and 1999                      21

Notes to Consolidated Financial Statements                                                                    22-34

Report of Independent Auditors                                                                                   35

Supplementary Financial Information - Summary of Quarterly Results of Operations (unaudited)                     36

The following consolidated financial statement schedule for the three years ended May 31, 2001, 2000 and 1999 is included in Item 14(d):

Schedule II - Valuation and Qualifying Accounts and Reserves                                                     45




All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.


[LOGO]                                [GRAPHIC]15

CONSOLIDATED STATEMENTS OF INCOME


                                                                                   (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                                            YEARS ENDED MAY 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      2001                      2000                     1999
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES                                                            $ 1,962.3                 $ 1,402.5                $ 1,165.5


Operating costs and expenses:
   Cost of goods sold                                                   865.2                     678.3                    571.9
   Cost of goods sold - Special Literacy Place
  and other charges (Note 10)                                            72.9                         -                        -


   Selling, general and administrative expenses                         883.1                     592.6                    493.3

   Other operating costs:
      Depreciation                                                       28.2                      19.7                     16.9
      Goodwill and other intangibles amortization                        14.2                       4.4                      5.5
      Non-recurring charges                                                 -                       8.5                       -
-----------------------------------------------------------------------------------------------------------------------------------


Total operating costs and expenses                                    1,863.6                   1,303.5                  1,087.6
-----------------------------------------------------------------------------------------------------------------------------------


OPERATING INCOME                                                         98.7                      99.0                     77.9


Interest expense, net                                                   (41.6)                    (18.6)                   (19.0)
-----------------------------------------------------------------------------------------------------------------------------------


Earnings before income taxes                                             57.1                      80.4                     58.9

Provision for income taxes                                               20.8                      29.0                     22.1
-----------------------------------------------------------------------------------------------------------------------------------


NET INCOME                                                           $   36.3                  $   51.4                 $   36.8
===================================================================================================================================

Earnings per Class A and Common Share:
   Basic                                                             $   1.05                  $   1.54                $   1.13
   Diluted                                                           $   1.01                  $   1.48                $   1.10
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes


                                                 [GRAPHIC]16             [LOGO]

CONSOLIDATED BALANCE SHEETS


                                                                         (AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                            BALANCES AT MAY 31,
-----------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                   2001                          2000
-----------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                         $     13.8                    $     9.0
   Accounts receivable (less allowance for doubtful accounts
     of $70.1 at May 31, 2001 and $14.7 at May 31, 2000)                                  220.7                        149.4
   Inventories                                                                            340.3                        290.7
   Deferred promotion costs                                                                44.0                          4.8
   Deferred income taxes                                                                   89.3                         57.2
   Prepaid and other current assets                                                        61.4                         28.6
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                                                 769.5                        539.7
-----------------------------------------------------------------------------------------------------------------------------------






PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                                     9.0                          7.0
   Buildings                                                                               56.4                         41.4
   Furniture, fixtures and equipment                                                      159.5                        115.7
   Leasehold improvements                                                                 134.7                         90.8
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          359.6                        254.9
   Less accumulated depreciation and amortization                                        (102.3)                       (78.5)
-----------------------------------------------------------------------------------------------------------------------------------
     NET PROPERTY, PLANT AND EQUIPMENT                                                    257.3                        176.4
-----------------------------------------------------------------------------------------------------------------------------------






OTHER ASSETS AND DEFERRED CHARGES:
   Prepublication costs                                                                   103.3                        116.1
   Royalty advances                                                                        45.9                         48.7
   Production costs                                                                        13.8                         14.2
   Goodwill                                                                               221.9                         63.5
   Other intangibles                                                                       61.9                          4.3
   Other                                                                                   28.2                         20.3

-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL OTHER ASSETS AND DEFERRED CHARGES                                              475.0                        267.1
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                          $ 1,501.8                      $ 983.2
===================================================================================================================================

See accompanying notes


[LOGO]                                            [GRAPHIC]17

-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                     2001                           2000
-----------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
   Lines of credit and current portion of long-term debt                              $    23.3                    $     8.7
   Accounts payable                                                                       157.3                        129.7
   Accrued royalties                                                                       45.7                         32.8
   Accrued taxes                                                                           12.4                         23.8
   Deferred revenue                                                                        12.1                         10.3
   Other accrued expenses                                                                 124.1                         80.5

-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                                            374.9                        285.8
-----------------------------------------------------------------------------------------------------------------------------------

NONCURRENT LIABILITIES:
   Long-term debt                                                                         585.3                        241.1
   Other noncurrent liabilities                                                            47.9                         26.3

-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL NONCURRENT LIABILITIES                                                         633.2                        267.4
-----------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES                                                               -                              -

STOCKHOLDERS' EQUITY:
   Preferred Stock, $1.00 par value
       Authorized-2,000,000 shares (1,000,000 shares at
       May 31, 2000); Issued-None                                                           -                              -
   Class A Stock, $.01 par value
       Authorized-2,500,000 shares; Issued-1,656,200 shares
(828,100 shares at May 31, 2000)                                                            0.0                          0.0
   Common Stock, $.01 par value
       Authorized-70,000,000 shares (25,000,000 shares at
       May 31, 2000); Issued-33,632,047 shares
       (17,027,190 shares at May 31, 2000)                                                  0.3                          0.2
   Additional paid-in capital                                                             233.7                        222.7
   Deferred compensation                                                                   (0.2)                           -
   Accumulated other comprehensive loss:
       Foreign currency translation adjustment                                            (12.8)                       (11.1)
       Minimum pension liability adjustment                                                (3.6)                           -
   Retained earnings                                                                      279.1                        242.8
   Less 55,319 shares (851,006 shares at May 31, 2000)
       of Common Stock in treasury, at cost                                                (2.8)                       (24.6)

-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                           493.7                        430.0
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 1,501.8                      $ 983.2
===================================================================================================================================



                                      [GRAPHIC]18                       [LOGO]

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME




                                                                                        (AMOUNTS IN MILLIONS, EXCEPT SHARE DATA)

                                                                                         YEARS ENDED MAY 31, 2001, 2000 AND 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                       CLASS A                     COMMON                       ADDITIONAL
                                                        STOCK                       STOCK                         PAID-IN
                                                 SHARES          AMOUNT      SHARES         AMOUNT               CAPITAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MAY 31, 1998                          828,100         $  0.0    16,741,190        $  0.2               $ 205.1
Comprehensive income:
   Net income Other comprehensive loss:
       Foreign currency translation
          adjustment
   Total comprehensive income
Proceeds from issuance of common stock
   pursuant to employee stock plans                                           205,613           0.0                   5.8
Tax benefit realized from stock
   option transactions                                                                                                1.4
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MAY 31, 1999                          828,100            0.0    16,946,803           0.2                 212.3
Comprehensive income:
   Net income Other comprehensive loss:
       Foreign currency translation
          adjustment
   Total comprehensive income
Proceeds from issuance of common stock
   pursuant to employee stock plans, net                                       80,387           0.0                   6.3
Tax benefit realized from stock
   option transactions                                                                                                4.1
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MAY 31, 2000                          828,100            0.0    17,027,190           0.2                 222.7
Comprehensive income:
   Net income Other comprehensive loss:
       Foreign currency translation
          adjustment
       Minimum pension liability
          adjustment
     Total other comprehensive loss
   Total comprehensive income
100% stock dividend                              828,100                   16,604,857           0.1                  (0.1)
Deferred compensation, net of
   amortization
Proceeds from issuance of common stock
   pursuant to employee stock plans                                                                                   4.2
Tax benefit realized from stock
   option transactions                                                                                                6.9
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MAY 31, 2001                        1,656,200         $  0.0    33,632,047        $  0.3               $ 233.7
===================================================================================================================================


See accompanying notes


[LOGO]                                [GRAPHIC]19



----------------------------------------------------------------------------------------------------------------------------------
                               FOREIGN          MINUMUM                                      TREASURY
      DEFERRED                CURRENCY          PENSION               RETAINED                 STOCK                 STOCKHOLDERS'
    COMPENSATION             TRANSACTION        LIABILITY             EARNINGS         SHARES            AMOUNT         EQUITY
----------------------------------------------------------------------------------------------------------------------------------

      $    -                 $   (5.0)          $     -            $   154.6       (1,301,658)           $ (36.8)      $ 318.1

                                                                        36.8                                              36.8


                                 (0.7)                                                                                    (0.7)
                                                                                                                        -------
                                                                                                                          36.1


                                                                                                                           5.8

                                                                                                                           1.4
----------------------------------------------------------------------------------------------------------------------------------

           -                     (5.7)                -                191.4       (1,301,658)             (36.8)        361.4

                                                                        51.4                                              51.4


                                 (5.4)                                                                                    (5.4)
                                                                                                                        -------
                                                                                                                          46.0

                                                                                      450,652               12.2          18.5

                                                                                                                           4.1
----------------------------------------------------------------------------------------------------------------------------------


           -                    (11.1)                -                242.8         (851,006)             (24.6)        430.0

                                                                        36.3                                              36.3


                                 (1.7)                                                                                    (1.7)

                                                     (3.6)                                                                (3.6)
                                                                                                                       --------
                                                                                                                          (5.3)
                                                                                                                       --------
                                                                                                                          31.0
                                                                                                                           0.0

          (0.2)                                                                                                           (0.2)

                                                                                      795,687               21.8          26.0

                                                                                                                           6.9
----------------------------------------------------------------------------------------------------------------------------------

        $ (0.2)               $ (12.8)            $  (3.6)          $  279.1          (55,319)           $  (2.8)      $ 493.7
==================================================================================================================================


                                      [GRAPHIC]20                       [LOGO]

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                        (AMOUNTS IN MILLIONS)

                                                                                                          YEARS ENDED MAY 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      2001                     2000                      1999
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                       $  36.3                   $  51.4                   $  36.8
   Adjustments to reconcile net income to net cash provided
        by operating activities:
     Depreciation and amortization                                     42.4                      24.1                      22.4
     Amortization of prepublication and production costs               68.8                      47.3                      50.5
     Royalty advances expensed                                         28.7                      29.2                      21.8
     Provision for losses on accounts receivable                       75.5                      20.5                      17.0
     Deferred income taxes                                            (15.1)                    (15.1)                     (2.1)
     Non-cash portion of cost of goods sold-Special Literacy Place
     and other charges                                                 71.4                         -                         -
     Non-cash portion of non-recurring charges                            -                       8.5                         -
     Changes in assets and liabilities:
           Accounts receivable                                        (53.0)                    (41.3)                    (31.0)
           Inventories                                                (25.7)                    (66.8)                    (23.3)
           Prepaid and other current assets                           (22.0)                     (5.4)                     (7.4)
           Deferred promotion costs                                    (1.6)                      0.9                      (1.1)
           Accounts payable and other accrued expenses                 (4.7)                     50.1                      29.6
           Accrued royalties                                            4.7                       9.2                       6.8
           Accrued taxes                                              (13.0)                     16.2                      (3.1)
           Deferred revenue                                            (0.3)                      3.1                      (3.7)
     Other, net                                                         6.3                      14.3                       4.4

-----------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                     162.4                      94.8                      80.8
-----------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                        198.7                     146.2                     117.6
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisition related payments                                      (396.4)                     (0.2)                    (14.9)
   Additions to property, plant and equipment                         (90.5)                    (46.0)                    (29.6)
   Prepublication costs                                               (54.5)                    (61.4)                    (46.8)
   Royalty advances                                                   (25.5)                    (23.4)                    (27.8)
   Production costs                                                   (13.7)                    (13.8)                    (13.8)
   Other                                                                3.3                      (0.4)                     (3.9)
-----------------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                           (577.3)                   (145.2)                   (136.8)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Borrowings under Loan Agreement and Revolver                       552.3                     342.8                     269.2
   Borrowings under Grolier Facility                                  350.0                         -                         -
   Repayments of Loan Agreement and Revolver                         (558.1)                   (347.3)                   (264.7)
   Borrowings under lines of credit                                   100.1                     122.2                      66.9
   Repayments of lines of credit                                      (90.7)                   (133.1)                    (58.7)
   Proceeds pursuant to employee stock plans, net                      24.2                      16.7                       5.8
   Tax benefit realized from stock option transactions                  6.9                       4.1                       1.4
   Other                                                               (1.3)                     (3.2)                        -
-----------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                        383.4                       2.2                      19.9
   Effect of exchange rate changes on cash                                -                      (0.1)                      0.1
-----------------------------------------------------------------------------------------------------------------------------------
   Net increase in cash and cash equivalents                            4.8                       3.1                       0.8
   Cash and cash equivalents at beginning of year                       9.0                       5.9                       5.1
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $   13.8                  $    9.0                  $    5.9
===================================================================================================================================
SUPPLEMENTAL INFORMATION:
   Income taxes paid                                               $   58.6                   $  17.5                   $  23.0
   Interest paid                                                   $   43.5                   $  20.1                   $  20.1
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes


[LOGO]                                [GRAPHIC]21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Scholastic Corporation and all wholly-owned subsidiaries (the "Company"). All significant intercompany transactions are eliminated.

USE OF ESTIMATES
The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Significant estimates that affect the financial statements include, but are not limited to: collectability of accounts receivable; book returns; amortization periods; and recovery of inventory, advances to authors, prepublication costs, deferred promotion costs, film production costs and other long-lived assets.

CASH EQUIVALENTS
Cash equivalents consist of short-term investments with original maturities of less than three months.

INVENTORIES
Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are carried at cost. Depreciation and amortization are provided on the straight-line basis. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. Interest is capitalized on major construction projects based on the outstanding construction-in-progress balance for the period and the average borrowing rate during the period.

OTHER ASSETS AND DEFERRED CHARGES
Prepublication costs are amortized on the straight-line basis over a two to seven-year period commencing with publication. Goodwill and other intangibles acquired by the Company are amortized on the straight-line basis over the estimated future periods, which are generally between fifteen and twenty-five years. Royalty advances are expensed as related revenues are earned or when future recovery appears doubtful. Production costs are stated at the lower of cost less amortization or net realizable value and are amortized in the proportion that current revenues bear to estimated remaining total lifetime revenues.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company evaluates its long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets as determined by estimated discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

REVENUE RECOGNITION
Sales of books and software are recognized in accordance with shipping terms, upon customer acceptance. Amounts billed related to shipping and handling are recognized as revenue. Sales made on a returnable basis are recorded net of provisions for estimated returns and allowances. A reserve for estimated book returns is established at the time of sale. Actual returns are charged against the reserve as received.

Revenue from school-based book fair operations is deferred at the time of delivery to the school. Revenue is recognized as the school book fair occurs.

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

DEFERRED PROMOTION COSTS
Deferred promotion costs represent direct mail and telemarketing promotion advertising costs incurred to acquire classroom magazine subscriptions and customers in the Company's continuity businesses. Promotion costs are deferred when incurred, and amortized in the proportion that current revenues bear to estimated total revenues.

                                   [GRAPHIC]22                            [LOGO]

STOCK-BASED COMPENSATION
The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its employee stock options. Under APB 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant where the exercise price and number of shares subject to grant are fixed.

FOREIGN CURRENCY TRANSLATION
The balance sheets of the Company's foreign subsidiaries are translated into United States dollars at the current balance sheet rates, and the revenues, costs and expenses are translated at average current rates during each reporting period. Net gains or losses resulting from the translation of the foreign financial statements and the effect of exchange rate changes on long-term intercompany transactions are accumulated and charged directly to the foreign currency translation adjustment component of stockholders' equity.

EARNINGS PER SHARE
Earnings per share are based on the combined weighted average number of Class A and Common Shares outstanding using the treasury stock method. Potentially dilutive securities are excluded from the computation of diluted earnings per share for the periods in which they have an anti-dilutive effect.

On December 14, 2000, the Company's Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend on its Common Stock and Class A Stock, effective January 16, 2001 to shareholders of record as of December 29, 2000 (the "2-for-1 Stock Split"). Stockholders of record received one additional share of Common Stock or Class A Stock for each share held on the record date. All outstanding rights under stock options and stock purchase plans to acquire the Company's Common Stock and under the Company's 5% Convertible Subordinated Debentures due 2005 were adjusted to give effect to the 2-for-1 Stock Split.

RECLASSIFICATIONS/2-FOR-1 STOCK SPLIT
Certain prior year amounts have been reclassified to conform to the current year presentation. All amounts reported regarding the Company's capital stock prior to the 2-for-1 Stock Split have been adjusted to give effect to the 2-for-1 Stock Split, except for the share information reported on the Consolidated Balance Sheets and the Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income financial statements.

NEW ACCOUNTING PRONOUNCEMENTS
The Company has adopted the provisions of Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements", issued by the Securities and Exchange Commission (the "SEC"). SAB 101 provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. The adoption of SAB 101 resulted in revenue reduction of $1.9 and a net pre-tax impact of $1.1, equivalent to $0.02 after-tax per diluted share, to the Company's fiscal 2001 results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and to measure them at fair value. The Company will adopt the provisions of this standard in the first quarter of fiscal 2002. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its financial position, results of operations or cash flows.

In June 2000, the Accounting Standards Executive Committee issued Statement of Position No. 00-2 ("SOP 00-2"), "Accounting by Producers or Distributors of Films", effective for fiscal years beginning after December 15, 2000. SOP 00-2 replaces SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." SOP 00-2 concludes that film costs should be accounted for under an inventory model and discusses various topics such as revenue recognition, fee allocation among multiple films, accounting for exploitation costs and impairment assessment. The Company will adopt the provisions of SOP 00-2 in the first quarter of fiscal 2002. This adoption is expected to result in a pre-tax charge of approximately $8.0 and will be accounted for as a cumulative effect of a change in accounting principle.

Effective June 2001, the FASB approved SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interests method for acquisitions completed after June 30, 2001. SFAS No. 142 institutes new requirements for identifying intangible assets and requires that an impairment-only approach is taken in amortizing goodwill and other intangible assets with indefinite lives. The Company will adopt SFAS No. 142 on June 1, 2001. Adoption of SFAS No. 142 is expected to lower the Company's annual amortization expense by approximately $13.0. The Company has not yet determined the impact, if any, on its earnings and financial position of the required impairment tests of goodwill and other indefinite lived intangible assets.

2. SEGMENT INFORMATION
The Company's operations are categorized in the following four segments:
CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION; EDUCATIONAL PUBLISHING; MEDIA, LICENSING AND ADVERTISING; and INTERNATIONAL. Such segment classification reflects the nature of products and services consistent with the method by which the Company's chief operating decision-maker assesses operating performance and allocates resources.

O CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION includes the publication and distribution of children's books in the United States through school-based book clubs, school-based and direct-to-home continuity programs, school-based book fairs and the trade channel.

[LOGO]                    [GRAPHIC]23

o EDUCATIONAL PUBLISHING includes the publication and distribution to schools and libraries of supplemental and core materials, classroom magazines and print and on-line non-fiction and reference products for grades K to 12 in the United States.

o MEDIA, LICENSING AND ADVERTISING includes the production and/or distribution in the United States of software, Internet services and the production and/or distribution by and through the Company`s subsidiary, Scholastic Entertainment Inc. ("SEI"), of programming and consumer products (including children's television programming, videos, software, feature films, promotional activities and non-book merchandise).

o INTERNATIONAL includes the publication and distribution of products and services outside the United States by the Company's international operations and its domestic export and foreign rights businesses.

The following table sets forth information for the three fiscal years ended May 31 about the Company's segments. Certain prior year amounts have been reclassified to conform with the present year presentation, including certain segment classifications.




                                     CHILDREN'S
                                        BOOK                       MEDIA,
                                     PUBLISHING                   LICENSING
                                         AND       EDUCATIONAL       AND                      TOTAL
                                    DISTRIBUTION   PUBLISHING    ADVERTISING   OVERHEAD(1)   DOMESTIC  INTERNATIONAL CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
2001
------------------------------------------------------------------------------------------------------------------------------------
Revenues                             $ 1,221.9       $ 309.7      $ 134.0       $  0.0     $ 1,665.6      $ 296.7    $ 1,962.3
Depreciation                               4.5           1.7          3.8         13.9          23.9          4.3         28.2
Amortization (2)                          16.6          46.6         17.2          0.3          80.7          2.3         83.0
Royalty advances expensed                 22.9           0.9          3.4          0.0          27.2          1.5         28.7
Segment profit/(loss) (3)                217.0         (57.0)(4)    (23.0)       (57.3)         79.7(4)      19.0         98.7(4)
Segment assets                           554.1         337.1         68.3        336.1       1,295.6        206.2      1,501.8
Long-lived assets (5)                    169.6         262.9         40.4        181.7         654.6         49.5        704.1
Expenditures for long-lived assets (6)   266.6         184.0         23.0         79.2         552.8         27.8        580.6
------------------------------------------------------------------------------------------------------------------------------------
2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                             $   857.9       $ 212.5      $ 108.1       $  0.0     $ 1,178.5      $ 224.0    $ 1,402.5
Depreciation                               3.6           1.0          2.1          9.3          16.0          3.7         19.7
Amortization (2)                          12.8          29.5          8.0          0.0          50.3          1.4         51.7
Royalty advances expensed                 22.6           1.6          3.4          0.0          27.6          1.6         29.2
Segment profit/(loss) (3)                170.6         (13.3)       (11.9)       (56.3)         89.1          9.9         99.0
Segment assets                           356.8         223.3         61.2        204.7         846.0        137.2        983.2
Long-lived assets (5)                     97.5         111.8         35.0        127.0         371.3         51.9        423.2
Expenditures for long-lived assets (6)    37.9          47.3         26.8         28.4         140.4          4.4        144.8
------------------------------------------------------------------------------------------------------------------------------------
1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues                             $   656.9       $ 196.9      $ 105.8       $  0.0     $   959.6      $ 205.9    $ 1,165.5
Depreciation                               3.1           0.8          0.8          8.7          13.4          3.5         16.9
Amortization (2)                          12.7          24.4         15.7          0.0          52.8          3.2         56.0
Royalty advances expensed                 16.9           1.8          1.6          0.0          20.3          1.5         21.8
Segment profit/(loss) (3)                109.6           0.0         (4.3)       (35.3)         70.0          7.9         77.9
Segment assets                           314.6         166.5         52.4        163.2         696.7        145.6        842.3
Long-lived assets (5)                     97.3          95.5         24.1        107.6         324.5         57.5        382.0
Expenditures for long-lived assets (6)    48.0          34.5         23.1         16.6         122.2         10.7        132.9
-----------------------------------------------------------------------------------------------------------------------------------


(1) Overhead includes all domestic corporate-related items not allocated to reportable segments, which includes unallocated expenses and the costs related to the management of corporate assets. For fiscal 2000, this includes non-recurring charges related to the establishment of a litigation reserve of $6.7 and to the liquidation of certain stock options of $1.8. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company's headquarters in the metropolitan New York area, its National Service Operation located in Missouri and an industrial/office building complex in Connecticut.

(2) Includes amortization of goodwill, intangible assets, and prepublication and production costs.

(3)  Segment profit/(loss) represents earnings before interest and income taxes.

(4) EDUCATIONAL PUBLISHING segment loss for fiscal 2001 reflects the Company's decision not to update SCHOLASTIC LITERACY PLACE(R), which resulted in a $72.9 special charge to cost of goods sold.

(5) Includes property, plant and equipment, prepublication costs, goodwill and other intangibles, royalty advances and production costs.

(6) Includes expenditures for property, plant and equipment, investments in prepublication, production costs, royalty advances, and acquisitions of businesses.


                              [GRAPHIC]24                               [LOGO]

3. DEBT
The following summarizes debt as of May 31:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                2001                               2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      CARRYING             FAIR         CARRYING           FAIR
                                                                        VALUE             VALUE           VALUE           VALUE
-----------------------------------------------------------------------------------------------------------------------------------
LINES OF CREDIT                                                       $   23.1        $   23.1        $     8.5        $     8.5
GROLIER FACILITY                                                         350.0           350.0               -                 -
LOAN AGREEMENT AND REVOLVER                                                  -               -              5.6              5.6
7% NOTES DUE 2003, NET OF DISCOUNT                                       124.9           128.4            124.8            120.8
CONVERTIBLE SUBORDINATED DEBENTURES                                      110.0           122.2            110.0            104.4
OTHER DEBT                                                                 0.6             0.6              0.9              0.9
-----------------------------------------------------------------------------------------------------------------------------------
   TOTAL DEBT                                                            608.6           624.3            249.8            240.2
LESS CURRENT PORTION OF LONG-TERM DEBT AND LINES OF CREDIT               (23.3)          (23.3)            (8.7)            (8.7)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                                                  $  585.3         $ 601.0          $ 241.1          $ 231.5
===================================================================================================================================

Short-term debt is carried at cost which approximates fair value. Fair values were estimated based on market quotes, where available, or dealer quotes.

GROLIER FACILITY
The acquisition of Grolier Incorporated ("Grolier") for $400.0 was financed by the Company using bank debt, of which $350.0 was borrowed under a new credit facility (the "Grolier Facility") and the remaining $50.0 was borrowed under the Company's existing Loan Agreement (described below). The Grolier Facility became effective on June 22, 2000, and expires on June 21, 2002. Scholastic Inc., (a wholly-owned subsidiary of the Company) is the borrower, and the Company is the guarantor. At May 31, 2001, the Company had $350.0 in borrowings outstanding under the Grolier Facility at a weighted average interest rate of 5.1%. Borrowings bear interest at the prime rate or 0.39% to 1.10% over LIBOR (as defined). The Grolier Facility also provides for a facility fee ranging from 0.085% to 0.25%, based on the Company's credit rating. Based on the Company's current credit rating, the interest rate and facility fee charged are 0.575% over LIBOR and 0.125%, respectively. The Grolier Facility contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions.

LOAN AGREEMENT
The Company and Scholastic Inc. are joint and several borrowers under an amended and restated loan agreement with certain banks, effective August 11, 1999 and amended June 22, 2000 (the "Loan Agreement"). The Loan Agreement, which expires on August 11, 2004, provides for aggregate borrowings of up to $170.0 (with a right in certain circumstances to increase borrowings to $200.0), including the issuance of up to $10.0 in letters of credit, of which none was outstanding at May 31, 2001. Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company's credit rating. Based on the Company's current credit rating, the interest rate, facility fee and utilization fee are 0.475% over LIBOR, 0.150% and 0.075%, respectively. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions.

REVOLVER
The Company and Scholastic Inc. are joint and several borrowers under a Revolving Loan Agreement with a bank, effective November 10, 1999 and amended June 22, 2000 (the "Revolver"). It provides for unsecured revolving credit loans of up to $40.0 and expires on August 11, 2004, of which none was outstanding at May 31, 2001. Interest under this facility is at the prime rate minus 1% or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company's credit rating. Based on the Company's current credit rating, the interest rate and facility fee are 0.475% over LIBOR and 0.150%, respectively. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions.

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

Interest on the Debentures is payable semi-annually on August 15 and February 15 of each year. The Debentures are redeemable at the option of the Company, in whole, but not in part, at any time on or after August 15, 1998 at 100% of the principal amount plus accrued interest. Each Debenture is convertible, at the holder's option any time prior to maturity, into Common Stock of the Company at a conversion price of $38.43 per share.

[LOGO]                        [GRAPHIC]25

The Debentures are subordinated to the Loan Agreement, the Revolver and the Notes.

LINES OF CREDIT
The Company's international subsidiaries had unsecured lines of credit available of $50.5 and $37.1 at May 31, 2001 and 2000, respectively. There were $23.1 and $8.5 outstanding under these credit lines at May 31, 2001 and 2000, respectively. These lines of credit are considered short-term in nature. The weighted average interest rates on the outstanding amounts were 7.45% and 6.40% at May 31, 2001 and 2000, respectively.

4. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
The Company leases warehouse space, office space and equipment under various operating leases. Certain of these leases provide for rent increases based on price-level factors. In most cases, management expects that in the normal course of business leases will be renewed or replaced by other leases. The Company has no significant capitalized leases. Total rent expense relating to the Company's operating leases was $44.0, $35.9 and $32.2 for the fiscal years ended May 31, 2001, 2000 and 1999, respectively. These rentals include payments under the terms of the escalation provisions and are net of sublease income. The aggregate minimum future annual rental commitments at May 31, 2001, under all non-cancelable operating leases, totaling $345.9 are as follows: 2002 - $38.2; 2003 - $33.7; 2004 - $29.0; 2005 - $21.8; 2006 - $18.6; later years - $204.6.

The Company had certain contractual commitments at May 31, 2001 totaling $27.4. The aggregate annual commitments are as follows: 2002 - $24.7; 2003 - $1.9; 2004
- $0.4 ; 2005 - $0.4; 2006 - $0; later years - none.

CONTINGENCIES
As previously reported, three purported class action complaints were filed in the United States District for the Southern District of New York against the Company and certain officers seeking, among other remedies, damages resulting from defendants' alleged violations of federal securities laws. The complaints were consolidated. The Consolidated Amended Class Action Complaint (the "Complaint") was served and filed on August 13, 1997. The Complaint was styled as a class action, In re Scholastic Corporation Securities Litigation, 97 Civ.II 2447 (JFK), on behalf of all persons who purchased Company common stock from December 10, 1996 through February 20, 1997. The Complaint alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, resulting from purportedly materially false and misleading statements to the investing public concerning the financial condition of the Company. Specifically, the Complaint alleged misstatements and omissions by the Company pertaining to adverse sales and returns of its popular Goosebumps book series prior to the Company's interim earnings announcement on February 20, 1997. On January 26, 2000, an order was entered granting the Company's motion to dismiss plaintiffs' Second Amended Consolidated Complaint without leave to further amend the complaint. Previously, on December 14, 1998, an order was entered granting the Company's motion to dismiss plaintiffs' First Amended Consolidated Complaint, with leave to amend the complaint. On June 1, 2001, the Court of Appeals for the Second Circuit reversed the dismissal of the Second Amended Consolidated Complaint and remanded the case for further proceedings. The Company continues to believe that the litigation is without merit and will continue to vigorously defend against it.

As previously reported, on February 1, 1999, two subsidiaries of the Company commenced an action in the Supreme Court of the State Court of New York County of New York against Parachute Press, Inc. ("Parachute"), the licensor of certain publication and nonpublication rights to the Goosebumps series, certain affiliated Parachute companies and R.L. Stine, individually, alleging material breach of contract and fraud in connection with the agreements under which such Goosebumps rights are licensed to the Company. The issues in the case, captioned Scholastic Inc. and Scholastic Entertainment Inc. v. Parachute Press, Inc., Parachute Publishing, LLC, Parachute Consumer Products, LLC, and R.L. Stine (Index No. 99/600512), are also, in part, the subject of two litigations commenced by Parachute following repeated notices from the Company to Parachute of material breaches by Parachute of the agreements under which such rights are licensed, and the exercise by the Company of its contractual remedies under the agreements. The previously reported first Parachute action, Parachute Press, Inc. v. Scholastic Inc., Scholastic Productions, Inc. and Scholastic Entertainment Inc., 97 Civ. 8510 (JFK), in which two subsidiaries of the Company are defendants and counterclaim plaintiffs, was commenced in the federal court for the Southern District of New York on November 14, 1997 and was dismissed for lack of subject matter jurisdiction on January 29, 1999. In August 2000, the Court of Appeals for the Second Circuit vacated the dismissal and remanded the case for further proceedings. The second action, captioned Parachute Press, Inc.
v. Scholastic Inc., Scholastic Productions, Inc. and Scholastic Entertainment Inc. (Index No. 99/600507), was filed contemporaneously with the filing of the Company's complaint on February 1, 1999 in the Supreme Court of the State Court of New York County of New York. In its two complaints and its counterclaims, Parachute alleges that the exercise of contractual remedies by the Company was improper and seeks declaratory relief and unspecified damages for, among other claims, alleged breaches of contract and acts of unfair competition. Damages sought by Parachute include the payment of the total of approximately $36.1 of advances over the term of the contract, of which approximately $15.3 had been paid at the time the first Parachute litigation began, and payment of royalties set-off by Scholastic against amounts claimed by the Company. On July 21, 2000, the Company and Parachute each filed motions for partial summary judgement in the pending state court cases and on May 18, 2001, each party filed motions for summary judgement in the federal court case. The Company is seeking declaratory relief and damages for, among other claims, breaches of contract, fraud and acts of unfair competition. Damages sought by the Company include repayment by Parachute of a portion of the $15.3 advance already paid. The Company intends to vigorously defend its position in these proceedings. The Company does not believe that this dispute will have a material adverse effect on its financial condition.

                                   [GRAPHIC]26                          [LOGO]

In addition to the above actions, various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

5. ACQUISITION OF GROLIER
On June 22, 2000, Scholastic Inc. acquired all of the issued and outstanding capital stock of Grolier, a Delaware corporation, for $400.0 in cash. The acquisition was financed by the Company using bank debt, of which $350.0 was borrowed under the Grolier Facility and $50.0 was borrowed under the Company's existing Loan Agreement. (See Note 3)

Through the purchase of Grolier, the Company acquired the leading operator of United States direct-to-home book clubs serving children primarily age five and under and the leading print and on-line publisher of children's non-fiction and reference products sold primarily to school libraries in the United States. The acquisition also expanded the Company's operations in the United Kingdom, Canada and Southeast Asia.

The Grolier acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Grolier have been included in the Company's consolidated results of operations since the date of acquisition. The assets and liabilities at the acquisiton date were adjusted to their fair values, based upon an independent valuation, with the excess purchase price over the fair value assigned to goodwill. The following summarizes the final allocation of the purchase price, based upon an independent valuation, including the related transaction and financing costs:

-------------------------------------------------------------------------------
                                                     VALUE
-------------------------------------------------------------------------------
ACCOUNTS RECEIVABLE                                  $  95.3
INVENTORY                                               45.5
OTHER CURRENT ASSETS                                    58.5
PROPERTY, PLANT AND EQUIPMENT, NET                      18.9
GOODWILL AND OTHER INTANGIBLES                         231.5
OTHER ASSETS                                            44.2
CURRENT LIABILITIES                                    (85.3)
NON-CURRENT LIABILITIES                                (12.2)
-------------------------------------------------------------------------------
CASH PAID FOR ACQUISITION, NET OF CASH RECEIVED      $ 396.4
===============================================================================

The following summarizes the goodwill and other intangibles arising from the acquisition of Grolier:

-------------------------------------------------------------------------------
                          VALUE                       LIFE
-------------------------------------------------------------------------------
GOODWILL                  $ 169.9                  25 years
------------------------------------------


TITLES                       29.8                  25 years
MAJOR SETS                   11.8                  25 years
LICENSES                     17.8                  25 years
CUSTOMER LISTS                2.2                   3 years
------------------------------------------

TOTAL OTHER INTANGIBLES      61.6

TOTAL GOODWILL AND
  OTHER INTANGIBLES       $ 231.5
==========================================

In connection with the Grolier acquisition, the Company established liabilities of approximately $17.7 relating primarily to severance, fringe benefits and related salary continuance as well as certain exit costs associated with the integration of certain of Grolier's operational and administrative functions. As of May 31, 2001, approximately $14.7 of these reserves remained unpaid, which are expected to be substantially paid during fiscal 2002.

The following table reflects unaudited pro forma results of operations of the Company, giving effect to the acquisition of Grolier as if it was consummated as of the first day of the fiscal periods ended May 31, 2001 and May 31, 2000, and adjusted for the effects of amortization of goodwill and increased interest expense on debt related to the acquisition. This information does not necessarily reflect the actual results of operations that would have occurred had the purchase been made at the beginning of the periods presented, nor is it necessarily indicative of future results of operations of the combined companies.

-------------------------------------------------------------------------------
                              2001                  2000
-------------------------------------------------------------------------------
REVENUES                     $ 1,997.9            $ 1,844.5
NET INCOME                        37.5                 34.2

NET INCOME PER CLASS A
   AND COMMON SHARE:

   BASIC                      $   1.08             $   1.02
   DILUTED                    $   1.04             $   1.01

[LOGO]                        [GRAPHIC]27

6. INCOME TAXES
The provisions for income taxes for the fiscal years ended May 31 are based on earnings/ (losses) before taxes as follows:

-------------------------------------------------------------------------------
                               2001        2000        1999
-------------------------------------------------------------------------------

UNITED STATES                  $ 50.0     $ 82.4     $ 63.0
NON-UNITED STATES                 7.1       (2.0)      (4.1)
-------------------------------------------------------------------------------
                               $ 57.1     $ 80.4     $ 58.9
===============================================================================

The provisions for income taxes for the fiscal years ended May 31 consist of the following components:

-------------------------------------------------------------------------------
                                 2001        2000       1999
-------------------------------------------------------------------------------
FEDERAL
   CURRENT                     $ 26.9     $ 37.6     $ 21.3
   DEFERRED                     (13.5)     (12.8)      (2.6)
-------------------------------------------------------------------------------
                               $ 13.4      $ 24.8    $ 18.7
===============================================================================
STATE AND LOCAL
   CURRENT                    $   4.0     $  4.2     $  2.7
   DEFERRED                      (2.8)      (2.4)       0.2
-------------------------------------------------------------------------------
                              $   1.2     $  1.8     $  2.9
===============================================================================
INTERNATIONAL
   CURRENT                    $   5.0     $  2.3     $  0.2
   DEFERRED                       1.2        0.1        0.3
-------------------------------------------------------------------------------
                              $   6.2     $  2.4     $  0.5
===============================================================================
TOTAL
   CURRENT                     $ 35.9     $ 44.1     $ 24.2
   DEFERRED                   (15.1)       (15.1)     (2.1)
-------------------------------------------------------------------------------
                               $ 20.8     $ 29.0     $ 22.1
===============================================================================
The provisions for income taxes attributable to continuing operations differ from the amount of tax determined by applying the federal statutory rate as follows:

-------------------------------------------------------------------------------
                                2001       2000        1999
-------------------------------------------------------------------------------
COMPUTED FEDERAL
   STATUTORY PROVISION         $ 20.0     $ 28.1     $ 20.6

STATE INCOME TAX PROVISION,
   NET OF FEDERAL INCOME
   TAX BENEFIT                    0.8        1.2        1.9

DIFFERENCE IN EFFECTIVE
   TAX RATES ON EARNINGS OF
   FOREIGN SUBSIDIARIES           1.8        0.2       (0.1)

CHARITABLE CONTRIBUTIONS         (1.6)      (0.8)      (0.5)

OTHER - NET                      (0.2)       0.3        0.2
-------------------------------------------------------------------------------

TOTAL PROVISION FOR
   INCOME TAXES                $ 20.8      $ 29.0    $ 22.1
===============================================================================
EFFECTIVE TAX RATES             36.5%       36.1%     37.5%
===============================================================================
The undistributed earnings of foreign subsidiaries at May 31, 2001 are $15.4. Any remittance of foreign earnings would not result in any significant additional tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes as determined under enacted tax laws and rates. The tax effects of these items that give rise to deferred tax assets and liabilities as of May 31 for the indicated fiscal years are as follows:

-------------------------------------------------------------------------------
                                         2001           2000
-------------------------------------------------------------------------------
NET DEFERRED TAX ASSETS:
  TAX UNIFORM CAPITALIZATION           $  26.1        $ 28.0
  INVENTORY RESERVES                      23.1          14.2
  ALLOWANCE FOR DOUBTFUL ACCOUNTS         22.4           4.8
  OTHER ACCOUNTING RESERVES               23.4           8.0
  POST-RETIREMENT, POST-EMPLOYMENT
    AND PENSION OBLIGATIONS               11.6           7.6
  THEATRICAL MOTION PICTURE
 ACCOUNTING                                  -           2.5
  PREPAID EXPENSES                      (11.8)             -
  DEPRECIATION                          (11.7)         (4.8)
  OTHER - NET                            (4.4)         (5.3)
-------------------------------------------------------------------------------
TOTAL NET DEFERRED TAX ASSETS          $  78.7        $ 55.0
===============================================================================

Net deferred tax assets of $78.7 at May 31, 2001 and $55.0 at May 31, 2000 include $1.0 and $1.1 in Other assets and $(11.6) and $(3.3) in Other noncurrent liabilities at May 31, 2001 and 2000, respectively.

7. CAPITAL STOCK AND STOCK OPTIONS
On September 23, 2000, the Company's stockholders approved an increase in the total number of shares authorized to be issued by the Company to 74,500,000 shares: 70,000,000 shares of Common Stock, par value $0.01 per share (the "Common Stock"); 2,500,000 shares of Class A Stock, par value $0.01 per share (the "Class A Stock"); and 2,000,000 shares of Preferred Stock, par value $1.00 per share (the "Preferred Stock").

Pursuant to the 2-for-1 Stock Split, on January 16, 2001, shareholders of record as of December 29, 2000 received one additional share of Common Stock or Class A Stock for each share held on the record date. All outstanding rights under stock options and stock purchase plans to acquire the Company's Common Stock and under the Company's 5% Convertible Subordinated Debentures due 2005 were adjusted to give effect to the 2-for-1 Stock Split.

At May 31, 2001, 33,632,047 shares of Common Stock, 1,656,200 shares of Class A Stock and no shares of Preferred Stock were issued and outstanding, and 55,319 shares of Common Stock were designated as Treasury Stock. At May 31, 2001, the Company had reserved for issuance 11,375,960 shares of Common Stock. Of these shares, 6,278,984 shares were reserved for issuance under the Company's stock option plans (including shares available for grant and options currently outstanding), 1,656,200 shares were


                                     [GRAPHIC]28                        [LOGO]
reserved for issuance upon conversion of the Class A Stock, 578,428 shares were reserved for future issuances under the Company's Management and Employee Stock Purchase Plans, and 2,862,348 shares were reserved for issuance upon conversion of the Convertible Debentures.

COMMON AND CLASS A STOCK
The only voting rights vested in the holders of Common Stock, except as required by law, are the election of such number of directors as shall equal at least one-fifth of the members of the Board of Directors. The holders of Class A Stock are entitled to elect all other directors and to vote on all other matters. Holders of Class A Stock and Common Stock are entitled to one vote per share on matters on which they are entitled to vote. The holders of Class A Stock have the right, at their option, to convert shares of Class A Stock into shares of Common Stock on a share-for-share basis.

With the exception of voting rights and conversion rights, and as to the rights of holders of Preferred Stock if issued, the Class A Stock and the Common Stock are equal in rank and are entitled to dividends and distributions, when and if declared by the Board of Directors. The Company has not paid any cash dividends since its public offering in 1992 and has no current plans to pay any dividends on its Common or Class A Stock.

PREFERRED STOCK
The Company's authorized Preferred Stock may be issued in one or more series with limited voting rights, with the rights of each series to be determined by the Board of Directors before each issuance. To date no shares of Preferred Stock have been issued.

STOCK OPTIONS
In fiscal 1996, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), which provides for the grant of non-qualified stock options and incentive stock options. The 1995 Plan supplemented the 1992 Stock Option Plan (the "1992 Plan"). At May 31, 2001, options to purchase 5,099,904 and 743,900 shares of Common Stock were outstanding under the 1995 and 1992 Plans, respectively; 111,180 and no shares of Common Stock were available for additional awards under the 1995 and 1992 Plans, respectively. On July 18, 2001, the Board of Directors authorized, subject to the approval of the holders of the Class A Stock, the Scholastic Corporation 2001 Stock Incentive Plan (the "2001 Plan"), which provides for the issuance of up to 4,000,000 shares of Common Stock in connection with the grant of stock options, restricted stock and other stock-based awards. The 2001 Plan will be submitted for the approval of the holders of the Class A Stock at the Company's annual meeting of stockholders to be held on September 20, 2001.

In fiscal 1998, the Company adopted the stockholder approved 1997 Outside Directors' Stock Option Plan (the "1997 Directors' Option Plan"), which provides for the grant of non-qualified options to purchase Common Stock, with 360,000 shares originally reserved for issuance. This plan provides for the automatic grant of options to non-employee directors each January to purchase 3,000 shares of Common Stock. The 1997 Directors' Option Plan supplemented the 1992 Outside Directors' Stock Option Plan (the "1992 Directors' Option Plan"). At May 31, 2001, options to purchase 162,000 and 30,000 shares of Common Stock were outstanding and options on 132,000 and zero shares of Common Stock were available for additional awards under the 1997 and 1992 Directors' Option Plans, respectively. In January 2001 and 2000, options were awarded under the 1997 Directors' Option Plan at exercise prices of $43.88 and $30.39, respectively.

Generally, options granted under the various plans may not be exercised for a minimum of one year after the date of grant and expire ten years and one day after the date of grant.



[LOGO]                               [GRAPHIC]29

The following table sets forth activity under the various stock option plans for the three fiscal years ended May 31:



-----------------------------------------------------------------------------------------------------------------------------------
                                           2001                              2000                               1999
-----------------------------------------------------------------------------------------------------------------------------------
                                              WEIGHTED AVERAGE                  WEIGHTED AVERAGE                 WEIGHTED AVERAGE
                                    OPTIONS    EXERCISE PRICE         OPTIONS    EXERCISE PRICE          OPTIONS  EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING - BEGINNING OF YEAR      5,568,966     $ 22.05           5,435,994      $ 19.94           5,235,318       $ 19.21
GRANTED                              1,724,000       32.81           1,310,200        26.04             666,800         21.82
EXERCISED                           (1,170,012)      20.68          (1,046,228)       15.90            (411,226)        14.08
CANCELLED                              (87,150)      30.16            (131,000)       23.67             (54,898)        17.70
-----------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING - END OF YEAR           6,035,804      $ 25.28           5,568,966      $ 22.05           5,435,994       $ 19.94
===================================================================================================================================
EXERCISABLE - END OF YEAR            3,588,804     $ 22.47           3,180,814      $ 21.17           3,327,442       $ 19.23
-----------------------------------------------------------------------------------------------------------------------------------


The following table sets forth information as of May 31, 2001 regarding weighted average exercise prices, weighted average remaining contractual lives and the remaining outstanding stock options under the various stock option plans, sorted by range of exercise price:



-----------------------------------------------------------------------------------------------------------------------------------
                                                OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 WEIGHTED AVERAGE
      OPTIONS                                  WEIGHTED AVERAGE      REMAINING              NUMBER           WEIGHTED AVERAGE
    PRICE RANGE                     NUMBER      EXERCISE PRICE   CONTRACTUAL LIFE         EXERCISABLE           EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------------------------
$ 13.16 - $ 17.55                    48,000        $ 16.83           2.3 years                48,000             $ 16.83
$ 17.56 - $ 21.94                 2,317,824          18.29           6.5 years             1,885,024               18.31
$ 21.95 - $ 26.33                 1,166,080          25.45           7.7 years               891,880               25.40
$ 26.34 - $ 30.71                   765,900          29.52           5.3 years               739,900               29.56
$ 30.72 - $ 35.10                 1,401,000          31.76           9.0 years                24,000               33.24
$ 35.11 - $ 43.88                   337,000          37.23           9.6 years                     -                   -
-----------------------------------------------------------------------------------------------------------------------------------


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

If the Company had elected to recognize compensation expense based on the fair value of the options granted at the date of grant and in respect to shares issuable under the Company's employee stock purchase plans as prescribed by SFAS 123, net income and diluted earnings per share for the three fiscal years ended May 31 would have been reduced to the pro forma amounts indicated in the table below:



-----------------------------------------------------------------------------------------------------------------------------------
                                          2001                            2000                               1999
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME - AS REPORTED                  $ 36.3                        $  51.4                             $  36.8
NET INCOME - PRO FORMA                    $ 24.0                        $  43.7                             $  27.7

DILUTED EARNINGS PER SHARE -
  AS REPORTED                             $ 1.01                        $  1.48                             $  1.10
DILUTED EARNINGS PER SHARE -
  PRO FORMA                               $ 0.67                        $  1.27                             $  0.84
-----------------------------------------------------------------------------------------------------------------------------------



                                     [GRAPHIC]30                        [LOGO]

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions for the three fiscal years ended May 31 as follows:

-------------------------------------------------------------------------------
                                   2001      2000         1999
-------------------------------------------------------------------------------

EXPECTED DIVIDEND YIELD          0.00%      0.00%       0.00%
EXPECTED STOCK
  PRICE VOLATILITY               44.5%      41.7%       40.9%
RISK-FREE INTEREST RATE          6.03%      5.80%       5.24%

EXPECTED LIFE OF OPTIONS       5 years    5 years     5 years
-------------------------------------------------------------------------------

The weighted average fair value of options granted during fiscal 2001, 2000 and 1999 were $15.59, $11.42 and $9.45 per share, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the options' vesting period. The pro forma information above is not likely to be representative of the effects on reported net income for future years as options are generally granted each year and vest over several years and only include grants on or subsequent to June 1, 1997.

EMPLOYEE STOCK PURCHASE PLAN
In fiscal 2000, the Company implemented the Employee Stock Purchase Plan ("ESPP"), which is offered to eligible U.S. employees. The ESPP permits participating employees to purchase, through after-tax payroll deductions, the Company's Common Stock at a 15% discount from the lower of the closing price value of the Common Stock on the first or last business day of each fiscal quarter. During fiscal 2001, the Company issued 55,630 shares under the ESPP at a weighted average price of $28.41 per share.

MANAGEMENT STOCK PURCHASE PLAN
In fiscal 2000, the Company implemented the Management Stock Purchase Plan ("MSPP"), which allows certain members of senior management to defer up to 100% of their annual bonus payment in the form of restricted stock units ("RSUs"). For fiscal 2001, the RSUs are purchased at a 15% discount from the lowest closing price of the Company's Common Stock during the fiscal quarter in which such bonuses are payable and are converted into shares of the Company's Common Stock on a one-for-one basis at the end of the deferral period. During fiscal 2001, the Company allocated 27,330 RSUs under the MSPP at a weighted average price of $22.61 per RSU, resulting in an expense of $0.1.

8. EMPLOYEE BENEFIT PLANS
The Company has a defined benefit pension plan (the "U.S. Pension Plan") which covers the majority of the U.S. employees who meet certain eligibility requirements. Benefits are based on years of service and on career average compensation. Effective June 1, 1999, the U.S. Pension Plan was converted to a cash balance plan which is funded entirely by contributions from the Company. In prior years, the U.S. Pension Plan was funded by contributions from both participants and the Company.

As a result of the acquisition of Grolier, the Grolier Defined Benefit Plan (the "Grolier Plan"), which covered substantially all its U.S. employees, was merged into the Company's U.S. Pension Plan in January, 2001. The results of the combination are reflected in the following tables. It is the Company's policy to fund the minimum amount required by the Employee Retirement Income Security Act ("ERISA") of 1974, as amended.

The Company's U.K. operation has a defined benefit pension plan (the "U.K. Pension Plan") which covers certain United Kingdom employees who meet various eligibility requirements. Benefits are based on years of service and on a percentage of compensation near retirement. The U.K. Pension Plan is funded by contributions from the U.K. subsidiary and its employees.

The Company's Grolier Canadian operation provides a defined benefit pension plan (the "Grolier Canada Pension Plan") which covers a majority of employees who meet certain eligibility requirements. All full time employees are eligible to participate in the plan after two years of employment. The Company's contributions to the fund have been suspended due to an actuarial surplus. Employees are not required to contribute to the fund.

The Company provides certain Post-Retirement Benefits (the "U.S. Post-Retirement Benefits") consisting of certain healthcare and life insurance benefits that the Company provides to retired U.S. employees. A majority of the Company's U.S. employees may become eligible for these benefits if they reach normal retirement age while working for the Company.


[LOGO]                               [GRAPHIC]31

The following table sets forth the change in benefit obligation and plan assets and reconciliation of funded status under the U.S. Pension Plan, U.K. Pension Plan, and the Grolier Canada Pension Plan and the U.S. Post-Retirement Benefits for the two fiscal years ended May 31:


-----------------------------------------------------------------------------------------------------------------------------------
                                                               2001           2000                    2001             2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 Pension Benefits                     Post-Retirement Benefits
-----------------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at beginning of year                 $   34.5          $  32.0                $   14.6          $  11.5
   Service cost                                                 5.1              4.6                     0.3              0.7
   Interest cost                                                7.3              2.1                     1.4              0.8
   Plan participants' contributions                             0.5               -                       -               -
   Amendments                                                  (2.8)            (0.9)                     -               -
   Actuarial (gains)/losses                                     3.7             (1.0)                    0.8              2.9
   Acquisition                                                 63.0               -                      2.7              -
   Foreign currency exchange rate changes                      (1.7)            (0.5)                     -               -
   Benefits paid                                               (6.2)            (1.8)                   (1.5)            (1.3)
-----------------------------------------------------------------------------------------------------------------------------------
BENEFIT OBLIGATION AT END OF YEAR                          $  103.4          $  34.5                $   18.3          $  14.6
-----------------------------------------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS
   Fair value of plan assets at beginning of year          $   26.6          $  26.2                $     -           $  -
   Actual (loss)/gain return on plan assets                    (2.4)             1.4                      -              -
   Company contributions                                        3.0              1.1                     0.2             -
   Plan participants' contributions                             0.4                -                      -              -
   Acquisition                                                 70.6                -                      -              -
   Foreign currency exchange rate changes                       1.0             (0.3)                     -              -
   Benefits paid                                               (6.2)            (1.8)                   (0.2)            -
-----------------------------------------------------------------------------------------------------------------------------------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR                   $   93.0          $  26.6                $    0.0          $  -
-----------------------------------------------------------------------------------------------------------------------------------
FUNDED STATUS
   Underfunded status of the plan(s)                       $  (10.4)         $  (7.9)               $  (18.3)         $ (14.6)
   Unrecognized net actuarial loss                             16.4              1.5                     0.9              0.1
   Unrecognized prior service cost                             (2.9)            (0.2)                   (0.1)            (0.2)
   Unrecognized net asset obligation                            0.6              0.7                      -               -
-----------------------------------------------------------------------------------------------------------------------------------
ACCRUED BENEFIT ASSET/(LIABILITY)                          $    3.7          $  (5.9)               $  (17.5)         $ (14.7)
-----------------------------------------------------------------------------------------------------------------------------------

AMOUNTS RECOGNIZED IN THE CONSOLIDATED
   BALANCE SHEETS
   Prepaid benefit cost                                    $    3.3          $    -                 $     -           $   -
   Accrued benefit liability                                   (6.0)            (5.9)                  (17.5)           (14.7)
   Accumulated other comprehensive loss                         5.6               -                       -               -
-----------------------------------------------------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED                                      $    2.9          $  (5.9)               $  (17.5)         $ (14.7)
-----------------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE ASSUMPTIONS
   Discount rate                                               7.6%             7.5%                    7.5%           8.0%
   Compensation increase factor                                4.2%             4.6%                       -             -
-----------------------------------------------------------------------------------------------------------------------------------


Plan assets consist primarily of stocks, bonds, money market funds and U.S. government obligations.



                                     [GRAPHIC]32                        [LOGO]

Information with respect to the pension plans with accumulated benefit obligation in excess of plan assets were as follows for the fiscal years ended May 31:

-------------------------------------------------------------------------------
                                              2001                2000
-------------------------------------------------------------------------------

PROJECTED BENEFIT OBLIGATION                 $ 97.5             $  34.5
ACCUMULATED BENEFIT OBLIGATION                 90.2                31.5
FAIR VALUE OF PLAN ASSETS                      84.5                26.6
WEIGHTED AVERAGE RETURN OF PLAN ASSETS         9.5%                9.1%
-------------------------------------------------------------------------------


The following table sets forth the components of the net periodic benefit costs under the U.S. Pension Plan, U.K. Pension Plan, Grolier Canada Pension Plan and the U.S. Post-Retirement Benefits for the three fiscal years ended May 31:



---------------------------------------------------------------------------------------------------------------------
                                                     2001     2000      1999           2001      2000        1999
                                                       PENSION BENEFITS                  POST-RETIREMENT BENEFITS
---------------------------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST:
   SERVICE COST                                     $ 5.1     $ 4.6    $ 2.5            $ 0.3     $ 0.7     $ 0.5
   INTEREST COST                                      7.3       2.1      1.9              1.4       0.8       0.8
   EXPECTED RETURN ON ASSETS                         (9.7)     (1.5)    (0.9)               -        -         -
   NET AMORTIZATION AND DEFERRALS                     0.1       0.1      0.3                -      (0.1)    (0.1)
   RECOGNIZED NET ACTUARIAL (GAIN)/LOSS              (0.2)     (1.0)    (1.4)               -        -          -
---------------------------------------------------------------------------------------------------------------------
NET PERIODIC BENEFIT COST                           $ 2.6     $ 4.3    $ 2.4            $ 1.7     $ 1.4     $ 1.2
=====================================================================================================================

The accumulated Post-Retirement benefit obligation was determined using a discount rate of 7.75%. Service cost and interest components were determined using a discount rate of 7.0%. The health care cost trend rate assumed was 6.2% with an annual decline of 1% until the rate reaches 5.0% in the year 2002. A decrease of 1% in the health care cost trend rate would result in decreases of approximately $1.6 in the accumulated benefit obligation and $0.2 in the annual net periodic post-retirement benefit cost. An increase of 1% in the health care cost trend rate would result in increases of approximately $1.1 in the accumulated benefit obligation and $0.1 in the annual net periodic post-retirement benefit cost.

The Company also provides for its U.S.-based employees other benefit plans including the 401(k) Plan. For fiscal year 2001 and 2000, the Company's contributions for all plans were $5.2 and $3.8, respectively. For its foreign subsidiaries, the Company provides other defined contribution plans.

9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three years ending May 31:



-----------------------------------------------------------------------------------------------------------------------------------
                                                                          2001                      2000                   1999
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME FOR BASIC EARNINGS PER SHARE                                 $  36.3                   $  51.4               $  36.8
DILUTIVE EFFECT OF DEBENTURES                                                 -                       3.5                     -
ADJUSTED NET INCOME FOR DILUTED EARNINGS PER SHARE                      $  36.3                   $  54.9               $  36.8

WEIGHTED AVERAGE CLASS A AND COMMON SHARES OUTSTANDING
    FOR BASIC EARNINGS PER SHARE                                           34.7                      33.4                  32.8
DILUTIVE EFFECT OF SHARES ISSUED PURSUANT TO EMPLOYEE STOCK PLANS           1.4                       0.8                   0.6
DILUTIVE EFFECT OF DEBENTURES                                                 -                       2.9                     -
DILUTIVE EFFECT OF WARRANTS                                                   -                       0.0                   0.0
-----------------------------------------------------------------------------------------------------------------------------------
ADJUSTED WEIGHTED AVERAGE CLASS A AND COMMON
   SHARES FOR DILUTED EARNINGS PER SHARE OUTSTANDING                       36.1                      37.1                  33.4
===================================================================================================================================

EARNINGS PER CLASS A AND COMMON SHARE:
   BASIC                                                                $  1.05                   $  1.54               $  1.13
   DILUTED                                                              $  1.01                   $  1.48               $  1.10
-----------------------------------------------------------------------------------------------------------------------------------


For fiscal years 2001 and 1999, the effect of the 5.0% Convertible Subordinated Debentures of 2.9 million shares on the adjusted weighted average Class A and Common Shares outstanding for diluted earnings per share is anti-dilutive and is not included in the calculation.


[LOGO]                               [GRAPHIC]33

10. COST OF GOODS SOLD - SPECIAL LITERACY PLACE AND OTHER CHARGES
On April 16, 2001, the Company announced its decision not to update SCHOLASTIC LITERACY PLACE(R), its grade K to 6 basal reading textbook program, for any future state adoptions. This decision has resulted in a pre-tax charge of $72.9. The impact on earnings per diluted share of this charge is $1.20 per share. The charge consisted of the following related to Literacy Place and other exited programs: previously capitalized prepublication costs of $51.6, inventory write-offs of $19.8, and severance and other related costs of $1.5, of which $1.1 remained on the Balance Sheet at May 31, 2001.

11. NON-RECURRING CHARGES
Fiscal 2000 included pre-tax charges of approximately $8.5 primarily related to the establishment of a litigation reserve following an adverse decision in a lawsuit, which was received on December 10, 1999. The case, Scholastic Inc. and Scholastic Productions, Inc. v. Robert Harris and Harris Entertainment, Inc., involved stock appreciation rights allegedly granted to Mr. Harris in 1990 in connection with a joint venture formed primarily to produce motion pictures. Although the Company disagreed with the judge's decision and appealed the ruling, the Company recorded a charge in fiscal 2000 of $6.7 to fully reserve with respect to the case. On July 26, 2001, the Court of Appeals for the Second Circuit reversed the lower court decision and remanded the case for further proceedings. The Company believes it is correct on the merits of the case and intends to vigorously defend its position. The $8.5 of charges also included an unrelated expense of $1.8 for the liquidation of certain stock options.

12. OTHER FINANCIAL DATA
Deferred promotion costs were $44.0 and $4.8 at May 31, 2001 and 2000, respectively. Promotion costs were $94.7, $9.0 and $8.1 for the fiscal years ended May 31, 2001, 2000 and 1999, respectively. These expenses were comprised of $86.6 of direct-to-home promotions for fiscal 2001 and $8.1, $9.0 and $8.1 of magazine advertising for the fiscal years ended May 31, 2001, 2000 and 1999, respectively.

Property, plant and equipment includes capitalized interest costs of $3.3, $1.4 and $0.6 for the fiscal years ended May 31, 2001, 2000 and 1999, respectively, and construction in progress of $63.6 and $30.1 at May 31, 2001 and 2000, respectively, related to the expansion of the Company's headquarters.

Goodwill is net of accumulated amortization of $27.6 and $17.3 at May 31, 2001 and 2000, respectively. The Company amortized $10.3, $3.8 and $3.8 for the fiscal years ended May 31, 2001, 2000 and 1999, respectively.

Other Intangibles are net of accumulated amortization of $7.4 and $3.5 at May 31, 2001 and 2000, respectively. The Company amortized $3.9, $0.6, and $1.7 for the fiscal years ended May 31, 2001, 2000 and 1999, respectively.

Prepublication costs are net of accumulated amortization of approximately $46.7 and $95.2 at May 31, 2001 and 2000, respectively. The Company amortized $54.8, $41.1 and $37.8 for the fiscal years ended May 31, 2001, 2000 and 1999, respectively.

Other accrued expenses include a reserve for unredeemed credits issued in conjunction with the Company's book club and book fair operations of $14.2 and $11.6 at May 31, 2001 and 2000, respectively.

                                     [GRAPHIC]34                         [LOG0]

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
SCHOLASTIC CORPORATION

We have audited the accompanying consolidated balance sheets of Scholastic Corporation (the "Company") as of May 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at May 31, 2001 and 2000 and the consolidated results of its operations, and its cash flows for each of the three years in the period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                      /s/ Ernst & Young LLP
                                                     ----------------------


New York, New York
July 18, 2001


[LOGO]                               [GRAPHIC]35

SUPPLEMENTARY FINANCIAL INFORMATION



                                                                                      SUMMARY OF QUARTERLY RESULTS OF OPERATIONS

                                                                          (UNAUDITED, AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)

                                                                                                             YEARS ENDED MAY 31,

                                                       FIRST           SECOND             THIRD           FOURTH
                                                      QUARTER        QUARTER(1)          QUARTER        QUARTER(2)    YEAR (1) (2)

-----------------------------------------------------------------------------------------------------------------------------------
2001
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES                                               $ 362.1           $ 668.3           $ 433.0          $ 498.9      $ 1,962.3
COST OF GOODS SOLD                                       184.9             284.9             199.7            195.7          865.2
COST OF GOODS SOLD-SPECIAL LITERACY PLACE
  AND OTHER CHARGES                                      -                -                 -                  72.9           72.9
NET (LOSS)/INCOME                                        (10.6)             56.3               3.7            (13.1)          36.3
(LOSS)/EARNINGS PER SHARE:
  BASIC                                                $  (0.31)          $  1.63           $  0.11         $  (0.39)        $ 1.05
  DILUTED                                              $  (0.31)          $  1.48           $  0.10         $  (0.39)        $ 1.01
-----------------------------------------------------------------------------------------------------------------------------------
2000
-----------------------------------------------------------------------------------------------------------------------------------


REVENUES                                              $  182.5           $ 511.3           $ 315.0          $ 393.7      $ 1,402.5
COST OF GOODS SOLD                                       110.8             240.3             157.8            169.4          678.3
NET (LOSS)/INCOME                                        (23.6)             41.3               2.0             31.7           51.4
(LOSS)/EARNINGS PER SHARE:
  BASIC                                                $  (0.72)          $  1.25           $  0.06          $  0.93         $ 1.54
  DILUTED                                              $  (0.72)          $  1.15           $  0.06          $  0.86         $ 1.48


(1) The second quarter of fiscal 2000 includes non-recurring charges related to the establishment of a litigation reserve of $6.7 and the liquidation of certain stock options of $1.8. The impact on earnings per diluted share of these charges is $0.15 per share.

(2) The fourth quarter of fiscal 2001 includes a special pre-tax charge of $72.9 included under cost of goods sold primarily related to the decision not to update SCHOLASTIC LITERACY PLACE. The impact on earnings per diluted share of this charge is $1.20 per share.

ITEM 9 o CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                     [GRAPHIC]36                        [LOGO]

PART III
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.


-----------------------------------------------------------------------------------------------------------------------------------
                                        EMPLOYED BY
NAME                        AGE        REGISTRANT SINCE    POSITIONS(S) FOR PAST FIVE YEARS
-----------------------------------------------------------------------------------------------------------------------------------
 Richard Robinson            64           1962             Chairman of the Board (since 1982), President (since 1974) and
                                                           Chief Executive Officer (since 1975).

  Kevin J. McEnery            53           1993            Executive Vice President and Chief Financial Officer (since 1995).

  Deborah A. Forte            47           1984            Executive Vice President (since 1996), Senior Vice President (1995)
                                                           and Division Head, Scholastic Entertainment Inc. (since 1995).

  Donna M. Iucolano           37           2000            Executive Vice President, Scholastic Internet Group (since 2000);
                                                           and prior to joining the Company, positions including  Senior Vice
                                                           President (2000) and Vice President (1998 - 2000) at
                                                           1-800-FLOWERS.COM (1994 - 2000).

  Barbara A. Marcus           50           1983            Executive Vice President (since 1991), President, Children's Book
                                                           Publishing Group and Distribution (since 1999) and Executive Vice
                                                           President, Children's Book Publishing and Distribution (1991-1999).

  Margery W. Mayer            49           1990            Executive Vice President (since 1990), Learning Ventures (since
                                                           1998) and Instructional Publishing and Scholastic School Group
                                                           (1990 - 1997).

  Julie A. McGee              58           2000            Executive Vice President, Educational Publishing (since 2000), and prior to joining the Company, positions including President (1991 to
                                                           2000) and Editor-in-Chief at McDougal Littell Inc. (1988 - 2000).

  Hugh Roome                  49           1991            Executive Vice President (since 1996), International (since
                                                           2000) and Senior Vice President Magazine Group (1993 - 1996).

  Richard M. Spaulding        64           1960            Director (since 1974) and Executive Vice President (since 1974).

  Judith A. Corman            63           1999            Senior Vice President, Corporate Communications and Media
                                                           Relations (since 1999); and prior to joining the Company, Senior Vice
                                                           President at Lerer & Montgomery (1994 - 1999) .

  Charles B. Deull            41           1995            Senior Vice President (since 1995), General Counsel (since 1999),
                                                           Senior Vice President, Legal and Business Affairs (1995 - 1999) and
                                                           Corporate Secretary (since 1996).

  Ernest B. Fleishman         64           1989            Senior Vice President, Education and Corporate Relations
                                                           (since 1989).

  Jean Feiwel                 48           1983            Senior Vice President, Children's Book Publishing and Distribution
                                                           (since 1993) and Publisher (since 1997).

  Beth Ford                   37           2000            Senior Vice President, Global Operations (since 2000); and prior to joining the Company, Director, Supply Chain at Pepsi Bottling
                                                           Group/Pepsico (1997 - 2000) and Director, Operations at Preseco
                                                           Company (1996 - 1997) .




[LOGO]                               [GRAPHIC]37

-----------------------------------------------------------------------------------------------------------------------------------
                                        EMPLOYED BY
NAME                        AGE        REGISTRANT SINCE    POSITIONS(S) FOR PAST FIVE YEARS
-----------------------------------------------------------------------------------------------------------------------------------
  Maurice Greenfield          58           1999            Senior Vice President and Chief Information Officer (since 1999);
                                                           and prior to joining the Company, Vice President, MIS at National
                                                           Broadcasting Company (1985-1999).

  Larry V. Holland            42           1994            Senior Vice President, Corporate Human Resources and Employee
                                                           Services (since 1997) and Vice President, Human Resources
                                                           (1994-1997).

  Linda S. Koons              46           1990            Senior Vice President, Education Group (since 1998) and Publisher
                                                           (since 1995), Group Head, Education Group (1999 -2000) and
                                                           Vice President (1995-1998).

  Judith A. Newman            43           1993            Senior Vice President, Book Clubs (since 1997) and Vice President,
                                                           Marketing (1993-1997).

  David J. Walsh              65           1983            Senior Vice President, International Operations (since 1983).

  Helen V. Benham             51           1974            Director (since 1992) and Corporate Vice President, Early Childhood
                                                           Advisor (since 1996).

  Claudia H. Cohl             61           1975            Vice President (since 1978), Internal Communications (since 1999)
                                                           and Editorial Planning and Development, Scholastic Education Group
                                                           (1993-1999).

  Raymond Marchuk             50           1983            Vice President, Finance & Investor Relations (since 1983).

  Karen A. Maloney            44           1997            Vice President and Corporate Controller (since 1998), Director of
                                                           Accounting and Financial Operations (1997-1998); and prior to joining the Company, Vice President and Controller at
                                                           Calvin Klein, Inc. (1996-1997).

  Vincent M. Marzano          38           1987            Vice President (since 2000) and Treasurer (since 1993).

  David Krishock              46           2001            President, Scholastic Book Fairs (since 2001); and prior to joining the Company, President and Chief Executive Officer at
                                                           Suntory Water Group Ltd. (1998-2001); Vice Chairman, Global
                                                           Business Development at Saatchi & Saatchi plc. (1997); Managing
                                                           Director at Lion Nathan Ltd. (1994-1998).


                                     [GRAPHIC]38                         [LOGO]

ITEM 11 o EXECUTIVE COMPENSATION
Incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12 o SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13 o CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.



PART IV
ITEM 14 O EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)(1)      FINANCIAL STATEMENTS:
            The following consolidated financial statements are included in Item 8:

            Consolidated Statements of Income for the three years ended May 31, 2001, 2000 and 1999

            Consolidated Balance Sheets at May 31, 2001 and 2000

            Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the three years ended May 31, 2001, 2000, and 1999

            Consolidated Statements of Cash Flows for the three years ended May 31, 2001, 2000, and 1999

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

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-46338) as filed with the Commission on March 12, 1992); together with Certificate of Amendment, effective as of September 19, 2000, to the Company's Amended and Restated Certificate of Incorporation (incorporated by reference to the Company's Quarterly Report filed with the Commission on October 16, 2000).

3.2 Bylaws of the Company, amended and restated as of March 16, 2000 (incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Commission on April 14, 2000).

4.1 Amended and Restated Credit Agreement, dated as of August 11, 1999, among the Company and Scholastic Inc., as borrowers, the Initial Lenders named therein, Citibank, N.A., as administrative agent, Salomon Smith Barney Inc., as arranger, and Chase Manhattan Bank, N.A., and Fleet Bank, N.A., as syndication agents (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 23, 2000), together with Amendment No. 1, dated as of June 22, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 25, 2000).

4.2 Credit Agreement, dated as of June 22, 2000, among the Company, as guarantor, Scholastic Inc., as borrower, the initial Lenders named therein, Citibank, N.A., as agent for the lenders, and Salomon Smith Barney Inc. and Credit Suisse First Boston, as joint lead arrangers, and the other agents named therein (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 25, 2000).


[LOGO]                               [GRAPHIC]39

PART IV



4.3* Amended and Restated Revolving Loan Agreement, dated November 10, 1999, among the Company, Scholastic Inc. and Sun Bank, National Association, together with Amendment No. 1, dated June 22, 2000.

4.4* Credit Agreement Facility, dated July 16, 2001, as amended on October 30, 1995, between Scholastic Canada Ltd. and Canadian Imperial Bank of Commerce.

4.5* Credit Agreement Facility, dated June 24, 1993, between Scholastic Ltd. and Citibank, N.A.

4.6* Credit Agreement, dated May 14, 1992, as amended on June 30, 1995, between Scholastic Ltd. (formerly known as Scholastic Publications Ltd.) and Midland Bank.

4.7* Credit Agreement, dated December 21, 2001, between Scholastic Australia Pty. Ltd. and Westpac Banking Corporation.

4.8 Indenture dated August 15, 1995 for 5% Convertible Subordinated Debentures due August 15, 2005 issued by the Company (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 28, 1995).

4.9 Indenture dated December 15, 1996 for 7% Notes due December 15, 2003 issued by the Company (incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-17365) as filed with the Commission on December 11, 1996).

10.1** Scholastic Corporation 1992 Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 27, 1992).

10.2** Amendment No. 1 to the Scholastic Corporation 1992 Stock Option Plan, effective as of July 18, 2001.

10.3** Scholastic Corporation 1995 Stock Option Plan, effective as of September 21, 1995 (incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-98186) as filed with the Commission on October 16, 1995), together with Amendment No. 1 to the Scholastic Corporation 1995 Stock Option Plan, effective September 16, 1998 (incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Commission on October 15, 1998).

10.4** Amendment No. 2 to the Scholastic Corporation 1995 Stock Option Plan, effective as of July 18, 2001.

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

10.7** Scholastic Corporation Employee Stock Purchase Plan, amended and restated effective as of March 1, 2000 (incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Commission on April 14, 2000).

10.8** Scholastic Corporation Management Stock Purchase Plan, amended and restated effective as of December 15, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Commission on January 14, 2000).

10.9** Amendment No. 1 to the Scholastic Corporation Management Stock Purchase Plan, effective July 18, 2001.

10.10** Scholastic Corporation 1997 Outside Director Stock Option Plan, amended and restated as of May 25, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 23, 1999).

10.11** Form of Stock Option Agreement for Scholastic Corporation 1997 Outside
        Director Plan (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 26, 1998).

10.12** Scholastic Corporation 1995 Director's Deferred Compensation Plan, amended and restated as of May 25, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 23, 1999).

10.13** Scholastic Corporation Executive Performance Incentive Plan, effective as of June 1, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Commission on October 15, 1999).

                                     [GRAPHIC]40                        [LOGO]

10.14** Employment Agreement between Jean L. Feiwel and Scholastic Inc., dated as of May 25, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 25, 2000).

10.15** Description of split dollar life insurance arrangements for the benefit of Richard Robinson and Helen Benham (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 25, 2000).

10.16 Amended and Restated Lease, effective as of August 1, 1999, between ISE 555 Broadway, LLC, landlord, and Scholastic Inc., tenant, for the building known as 555 Broadway, NY, NY (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 23, 1999).

10.17 Amended and Restated Sublease, effective as of October 9, 1996, between Kalodop Corp., as sublandlord, and Scholastic Inc., as subtenant, for the premises known as 557 Broadway, NY, NY (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 23, 1999).

10.18 Agreements with Industrial Development Agency of the City of New York including (i) Lease Agreement dated December 1, 1993; (ii) Indenture of Trust Agreement dated December 1, 1993; (iii) Project Agreement dated December 1, 1993; (iv) Sales Tax letter dated December 3, 1993 (each of the foregoing are incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 26, 1994).

21          Subsidiaries of the Company.

23          Consent of Independent Auditors.

(b)         Reports on Form 8-K.

        A Current Report on Form 8-K was filed on April 17, 2001, noticing the Company's announcement that it will not update SCHOLASTIC LITERACY PLACE(R) (Items 7 and 9).


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


[LOGO]                               [GRAPHIC]41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 24, 2001     SCHOLASTIC CORPORATION

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


SIGNATURE                                TITLE                                                           DATE

/s/ Richard Robinson                     Chairman of the Board, President,                                August 24, 2001
-------------------------------          Chief Executive Officer and
Richard Robinson                         Director (Principal Executive Officer)


/s/ Kevin J. McEnery                     Executive Vice President and Chief                               August 24, 2001
-------------------------------          Financial Officer (Principal Financial Officer)
Kevin J. McEnery


/s/ Karen A. Maloney                     Vice President and Controller                                    August 24, 2001
-------------------------------          (Principal Accounting Officer)
Karen A. Maloney


/s/ Rebeca M. Barrera                    Director                                                         August 24, 2001
-------------------------------
Rebeca M. Barrera


/s/ Helen V. Benham                      Director                                                         August 24, 2001
-------------------------------
Helen V. Benham



                                [GRAPHIC]42                              [LOGO]


SIGNATURE                                TITLE                                                            DATE
/s/ Ramon C. Cortines                    Director                                                         August 24, 2001
-------------------------------
Ramon C. Cortines



/s/ John L. Davies                       Director                                                         August 24, 2001
--------------------------------
John L. Davies



/s/ Charles T. Harris III                Director                                                         August 24, 2001
-------------------------------
Charles T. Harris III



/s/ Andrew S. Hedden                     Director                                                         August 24, 2001
--------------------------------
Andrew S. Hedden



/s/ Mae C. Jemison                       Director                                                         August 24, 2001
-------------------------------
Mae C. Jemison



/s/ Linda B. Keene                       Director                                                         August 24, 2001
-------------------------------
Linda B. Keene



/s/ Peter M. Mayer                       Director                                                         August 24, 2001
-------------------------------
Peter M. Mayer



/s/ John G. McDonald                     Director                                                         August 24, 2001
-------------------------------
John G. McDonald



/s/ Augustus K. Oliver                   Director                                                         August 24, 2001
-------------------------------
Augustus K. Oliver



/s/ Richard M. Spaulding                 Director                                                         August 24, 2001
-------------------------------
Richard M. Spaulding


[LOGO]                               [GRAPHIC]43

                             SCHOLASTIC CORPORATION

                          FINANCIAL STATEMENT SCHEDULE

                           Annual Report on Form 10-K
                             Year Ended May 31, 2001
                                   Item 14(D)



                                [GRAPHIC]44                             [LOGO]

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




                                                                                                             (AMOUNTS IN MILLIONS)

                                                                                                              YEARS ENDED MAY 31,
                                          BALANCE AT
                                           BEGINNING                CHARGED                WRITE-OFFS               BALANCE AT
                                           OF YEAR                  TO INCOME               AND OTHER               END OF YEAR
-----------------------------------------------------------------------------------------------------------------------------------
2001
-----------------------------------------------------------------------------------------------------------------------------------
RESERVE FOR ROYALTY ADVANCES               $ 38.8                  $   4.4                 $   0.2                   $ 43.0
RESERVE FOR OBSOLESCENCE                     41.8                     51.9                    29.0                     64.7
RESERVE FOR RETURNS                          44.1                    160.4                   141.5(1)                  63.0
ALLOWANCE FOR DOUBTFUL ACCOUNTS              14.7                     75.5                    20.1                     70.1

-----------------------------------------------------------------------------------------------------------------------------------
2000
-----------------------------------------------------------------------------------------------------------------------------------
RESERVE FOR ROYALTY ADVANCES               $ 31.9                  $   8.1                 $   1.2                   $ 38.8
RESERVE FOR OBSOLESCENCE                     37.1                     23.9                    19.2                     41.8
RESERVE FOR RETURNS                          25.8                     82.5                    64.2(1)                  44.1
ALLOWANCE FOR DOUBTFUL ACCOUNTS              12.3                     20.5                    18.1                     14.7
-----------------------------------------------------------------------------------------------------------------------------------
1999
-----------------------------------------------------------------------------------------------------------------------------------
RESERVE FOR ROYALTY ADVANCES               $ 29.7                  $   2.3                 $   0.1                   $ 31.9
RESERVE FOR OBSOLESCENCE                     30.7                     19.8                    13.4                     37.1
RESERVE FOR RETURNS                          21.3                     48.3                    43.8(1)                  25.8
ALLOWANCE FOR DOUBTFUL ACCOUNTS              10.1                     17.0                    14.8                     12.3

(1) Represents actual returns charged to the reserve.


[LOGO]                                     [GRAPHIC]45

EXHIBIT INDEX

EXHIBIT NUMBER     DESCRIPTION OF DOCUMENT

10.2 Amendment No. 1 to the Scholastic Corporation 1992 Stock Option Plan, effective as of July 18, 2001.

10.4 Amendment No. 2 to the Scholastic Corporation 1995 Stock Option Plan, effective as of July 18, 2001.

10.9               Amendment No. 1 to the Scholastic Corporation
                   Management Stock Purchase Plan, effective
                   July 18, 2001.

21                 Subsidiaries of the Company.

23                 Consent of Independent Auditors.


                                  [GRAPHIC]46                            [LOGO]