Form 10-Q
period 2001-08-31
SCHOLASTIC CORP
filed 2001-10-15
CIK 866729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001       Commission File No. 0-19860



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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     Title                         Number of shares outstanding
                 of each class                       as of September 28, 2001
                 -------------                       ------------------------
        Common Stock, $.01 par value                        33,630,786
        Class A Stock, $.01 par value                        1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001
INDEX

--------------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                                                           PAGE(S)
                                                                                                         -------

         Item 1. Financial Statements

                  Condensed Consolidated Statements of Operations for the Three
                  Months Ended August 31, 2001 and 2000                                                    1

                  Condensed Consolidated Balance Sheets at August 31, 2001
                  and 2000 and May 31, 2001                                                                2

                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                  August 31, 2001 and 2000                                                                 3

                  Notes to Condensed Consolidated Financial Statements                                     4-13

         Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                14-18

         Item 3. Quantitative and Qualitative Disclosures about Market Risk                               19

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                       20

         Item 6. Exhibits and Reports on Form 8-K                                                         21

SIGNATURES                                                                                                22

--------------------------------------------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)


=============================================================================================================

                                                                            THREE MONTHS ENDED AUGUST 31,
=============================================================================================================
                                                                               2001            2000
=============================================================================================================
REVENUES                                                                      $   306.1    $   362.1

Operating costs and expenses:
   Cost of goods sold                                                             152.7        184.9
   Selling, general and administrative expenses                                   187.3        175.3
   Depreciation                                                                     7.6          6.2
   Goodwill and other intangibles amortization                                      0.2          2.5
-------------------------------------------------------------------------------------------------------------

TOTAL OPERATING COSTS AND EXPENSES                                                347.8        368.9

Operating loss                                                                    (41.7)        (6.8)
Interest expense, net                                                               8.0          9.7
-------------------------------------------------------------------------------------------------------------

Loss before income taxes and cumulative effect of accounting change               (49.7)       (16.5)

Benefit from income taxes                                                          17.9          5.9
-------------------------------------------------------------------------------------------------------------

Loss before cumulative effect of accounting change                                (31.8)       (10.6)

Cumulative effect of accounting change (net of income taxes)                       (5.2)        --
-------------------------------------------------------------------------------------------------------------

NET LOSS                                                                      $   (37.0)   $   (10.6)
=============================================================================================================

Basic and diluted loss per Class A and Common Share:
     Loss before cumulative effect of accounting change                       $    (0.90)  $    (0.31)
     Cumulative effect of accounting change                                        (0.15)       --
-------------------------------------------------------------------------------------------------------------
NET LOSS                                                                      $    (1.05)  $    (0.31)
=============================================================================================================

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)


====================================================================================================================
                                                                AUGUST 31, 2001   MAY 31, 2001  AUGUST 31, 2000
====================================================================================================================
                                                                  (UNAUDITED)                     (UNAUDITED)
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                       $      9.5    $     13.8    $      8.2
    Accounts receivable, net                                             228.5         220.7         354.8
    Inventories, net                                                     427.3         340.3         423.6
    Deferred promotion costs                                              43.7          44.0          47.3
    Deferred income taxes                                                110.6          89.3          63.1
    Prepaid and other current assets                                      61.2          61.4          46.7
--------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                               880.8         769.5         943.7

    Property, plant and equipment, net                                   267.3         257.3         200.1
    Prepublication costs                                                 104.2         103.3         137.9
    Production costs                                                       7.8          13.8          16.6
    Goodwill                                                             227.1         221.9         231.1
    Other intangibles                                                     61.7          61.9          65.1
    Other assets and deferred charges                                     75.6          74.1          89.6
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $  1,624.5    $  1,501.8    $  1,684.1
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Lines of credit and current portion of long-term debt           $    381.1    $     23.3    $     23.1
    Accounts payable                                                     207.5         157.3         227.6
    Accrued royalties                                                     58.3          45.7          79.6
    Deferred revenue                                                      23.5          12.1          18.3
    Other accrued expenses                                               104.7         136.5         141.4
--------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                          775.1         374.9         490.0

  NONCURRENT LIABILITIES:
    Long-term debt                                                       339.4         585.3         740.2
    Other noncurrent liabilities                                          49.1          47.9          31.1
--------------------------------------------------------------------------------------------------------------------
     TOTAL NONCURRENT LIABILITIES                                        388.5         633.2         771.3

  COMMITMENTS AND CONTINGENCIES                                           --            --            --

  STOCKHOLDERS' EQUITY:
    Preferred Stock, $1.00 par value                                      --            --            --
    Class A Stock, $.01 par value                                          0.0           0.0           0.0
    Common Stock, $.01 par value                                           0.3           0.3           0.2
    Additional paid-in capital                                           232.8         233.7         224.8
    Deferred compensation                                                 (0.5)         (0.2)         --
    Accumulated other comprehensive loss                                 (13.7)        (16.4)        (12.9)
    Retained earnings                                                    242.1         279.1         232.2
    Less shares of Common Stock held in treasury                          (0.1)         (2.8)        (21.5)
--------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                      460.9         493.7         422.8
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  1,624.5    $  1,501.8    $  1,684.1
====================================================================================================================

====================================================================================================================

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(AMOUNTS IN MILLIONS)


=============================================================================================================

                                                                         THREE MONTHS ENDED AUGUST 31,
=============================================================================================================
                                                                                2001       2000
=============================================================================================================
NET CASH USED IN OPERATING ACTIVITIES                                       $  (73.4)   $  (88.9)

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisition-related payments                                                 (4.1)     (396.4)
   Additions to property, plant and equipment                                  (17.2)      (11.8)
   Prepublication costs                                                        (11.4)       (8.5)
   Royalty advances                                                             (7.0)       (5.9)
   Production costs                                                             (2.9)       (5.1)
   Other                                                                        (5.6)       (2.8)
-------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                     (48.2)     (430.5)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

   Borrowings under Loan Agreement and Revolver                                191.8       213.9
   Borrowings under Grolier Facility                                            --         350.0
   Repayments of Loan Agreement and Revolver                                   (87.9)      (64.8)
   Borrowings under lines of credit                                             41.6        30.5
   Repayments of lines of credit                                               (30.8)      (15.2)
   Proceeds pursuant to employee stock plans and related tax
      benefits                                                                   1.5         5.2
   Other                                                                         1.1        (1.0)
-------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                 117.3       518.6
-------------------------------------------------------------------------------------------------------------
     Net decrease in cash and cash equivalents                                  (4.3)       (0.8)

     Cash and cash equivalents at beginning of period                           13.8         9.0
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $    9.5    $    8.2
=============================================================================================================

=============================================================================================================

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements consist of the accounts of Scholastic Corporation and its wholly-owned subsidiaries (the "Company"), which include the consolidated accounts of Grolier Incorporated ("Grolier") and its subsidiaries as of the date of acquisition on June 22, 2000 (See Note 2). These financial statements have not been audited, but reflect those adjustments consisting of normal recurring items which management considers necessary for a fair presentation of financial position, results of operations and cash flow. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Report on Form 10-K for the fiscal year ended May 31, 2001, as well as the Current Reports on Form 8-K dated July 7, 2000, as amended on September 5, 2000, and February 8, 2001, filed in connection with the acquisition of Grolier.

The Company's business is closely correlated to the school year. Consequently, the results of operations for the three months ended August 31, 2001 and 2000 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the August 31, 2000 condensed consolidated balance sheet is included for comparative purposes.

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

NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based upon the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", for long-lived assets to be disposed of by sale and to address significant implementation issues. The Company is required to adopt this statement in the first quarter of fiscal 2003. The Company is in the process of assessing the impact of the adoption of this statement on its financial position, results of operations and cash flows.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
================================================================================

2. ACQUISITION OF GROLIER

On June 22, 2000, Scholastic Inc., a subsidiary of the Company, acquired all of the issued and outstanding capital stock of Grolier, a Delaware corporation, for $400.0 in cash. The acquisition was financed by the Company using bank debt, of which $350.0 was borrowed under a new facility and $50.0 was borrowed under the Company's existing credit facility. (See Note 4)

Through the purchase of Grolier, the Company acquired the leading operator in the United States of direct-to-home book clubs serving children primarily age five and under and the leading print and on-line publisher of children's non-fiction and reference products sold primarily to school libraries in the United States. The acquisition also expanded the Company's operations in the United Kingdom, Canada and Southeast Asia.

The Grolier acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Grolier have been included in the Company's condensed consolidated results of operations since the date of acquisition. The assets and liabilities at the acquisition date were adjusted to their fair values, based upon an independent valuation, with the excess purchase price over the fair value assigned to goodwill. The valuation was finalized as of fiscal 2001. With regard to future adjustments to established liabilities, any excess amounts would result in an adjustment to the related goodwill value. Costs in excess of the established liabilities will be included in the determination of net income.

The following table sets forth the final allocation of the Grolier purchase price, based on an independent valuation, and includes the related transaction and financing costs:

         ==================================================================
                                                                    VALUE
         ==================================================================
         Accounts receivable                                     $   95.3
         Inventory                                                   45.5
         Other current assets                                        58.5
         Property, plant and equipment, net                          18.9
         Goodwill and other intangibles                             231.8
         Other assets                                                44.2
         Current liabilities                                        (85.6)
         Non-current liabilities                                    (12.2)
         -----------------------------------------------------------------
         CASH PAID FOR ACQUISITION, NET OF CASH RECEIVED          $ 396.4
         ================================================================

The following table sets forth the allocation of Goodwill and Other Intangibles resulting from the acquisition of Grolier:

         ===================================================================
                                                                    VALUE
         ===================================================================
         Goodwill                                                 $ 170.2
         ----------------------------------------------------------------
         Titles                                                      29.8
         Major sets                                                  11.8
         Licenses                                                    17.8
         Customer lists                                               2.2
         ----------------------------------------------------------------
         Total other intangibles                                     61.6

         TOTAL GOODWILL AND OTHER INTANGIBLES                     $ 231.8
         ================================================================

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
================================================================================

In connection with the Grolier acquisition, the Company established a plan for integrating Grolier's operations. Accordingly, the Company established liabilities of approximately $17.7 relating primarily to severance, fringe benefits and related salary continuance, as well as certain exit costs associated with the integration and relocation of certain of Grolier's operational and administrative functions. This amount, originally estimated at $12.4 million, was increased as the Company refined its estimate of the costs of the integration plan. As of August 31, 2001, approximately $13.6 of these liabilities remained unpaid, which are expected to be substantially paid during the current fiscal year.

A summary of the fiscal 2002 activity in the established reserves is detailed in the following table:


=================================================================================================
                                            SEVERANCE AND
                                            RELATED COST     OTHER EXIT COSTS         TOTAL
=================================================================================================

Liability balance at May 31, 2001             $  11.5              $  3.2             $  14.7
Fiscal year 2002 payments                        (1.1)                0.0                (1.1)
                                              -------              ------             -------
Liability at August 31, 2001                  $  10.4              $  3.2             $  13.6
                                              =======              ======             =======



The following table reflects the unaudited pro forma results of operations of the Company, giving effect to the acquisition of Grolier as if it was consummated as of the first day of the three-month period ended August 31, 2000, including the effects of increased interest expense on debt related to the acquisition. This information does not necessarily reflect the actual results of operations that would have occurred had the purchase been made at the beginning of the period represented, nor is it necessarily indicative of future results of operations of the combined companies.


                                                                  THREE MONTHS ENDED AUGUST 31,
===================================================================================================
                                                                      2001              2000
===================================================================================================
Revenues                                                         $   306.1         $   397.7
Net loss before cumulative effect of accounting change               (31.8)             (7.7)
Net loss                                                             (37.0)             (7.7)

Net loss per Class A and Common Share:
     Basic and Diluted before cumulative effect of
       accounting change                                         $   (0.90)        $   (0.23)
     Basic and Diluted net loss                                  $   (1.05)        $   (0.23)

3. SEGMENT INFORMATION

Scholastic is a global children's publishing and media company. The Company's operations are categorized in the following four segments: CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION; EDUCATIONAL PUBLISHING; MEDIA, LICENSING AND ADVERTISING; and INTERNATIONAL. Such segment classification reflects the nature of products and services consistent with the method by which the Company's chief operating decision-maker assesses operating performance and allocates resources.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
================================================================================

The following table sets forth information for the periods indicated about the Company's segments. Certain prior year amounts have been reclassified to conform with the present year presentation.


                            CHILDREN'S
                               BOOK                     MEDIA,
                            PUBLISHING                LICENSING
                                AND      EDUCATIONAL     AND                    TOTAL
                           DISTRIBUTION  PUBLISHING  ADVERTISING  OVERHEAD(1)  DOMESTIC INTERNATIONAL  CONSOLIDATED
===================================================================================================================
THREE MONTHS ENDED
AUGUST 31, 2001
===================================================================================================================
Revenues                      $  141.1    $   91.3   $  18.7    $    0.0    $    251.1    $   55.0    $    306.1
Depreciation                       1.3         0.4       0.9         3.9           6.5         1.1           7.6
Amortization (2)                   4.2         6.3       9.4         0.0          19.9         0.0          19.9
Royalty advances expensed          4.0         0.3       0.1         0.0           4.4         0.0           4.4
Segment profit/(loss) (3)        (27.9)       15.4      (8.5)      (17.0)        (38.0)       (3.7)        (41.7)
Segment assets                   712.3       282.4      67.6       349.0       1,411.3       213.2       1,624.5
Goodwill                         110.9        69.6       8.4         4.6         193.5        33.6         227.1
Long-lived assets (4)            247.4       163.9      38.1       206.5         655.9        60.2         716.1
Expenditures for
  long-lived assets (5)           20.5         6.7       6.5         7.4          41.1         1.5          42.6

===================================================================================================================
THREE MONTHS ENDED
AUGUST 31, 2000
===================================================================================================================
Revenues                      $  206.6    $   93.7   $  10.2    $    0.0    $    310.5    $   51.6    $    362.1
Depreciation                       1.1         0.4       0.8         2.9           5.2         1.0           6.2
Amortization (2)                   4.3        11.3       3.3         0.0          18.9         0.7          19.6
Royalty advances expensed          4.5         0.3       0.2         0.0           5.0         0.0           5.0
Segment profit/(loss) (3)          7.5        14.8      (9.8)      (17.5)         (5.0)       (1.8)         (6.8)
Segment assets                   775.9       362.4      64.5       231.9       1,434.7       249.4       1,684.1
Goodwill                         110.3        71.9       9.0         4.7         195.9        35.2         231.1
Long-lived assets (4)            235.5       191.9      42.4       154.3         624.1        79.9         704.0
Expenditures for
  long-lived assets (5)          227.8       150.8       6.9        19.6         405.1        22.6         427.7
-------------------------------------------------------------------------------------------------------------------

(1) Overhead includes all domestic corporate-related items not allocated to reportable segments which includes unallocated expenses and the costs related to the management of corporate assets. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the company's headquarters in the metropolitan New York area, its National Service Operation located in Missouri and an industrial/office building complex in Connecticut.

(2) Includes amortization of goodwill, intangible assets and prepublication and production costs.

(3) Segment profit/(loss) represents earnings before interest, income taxes and cumulative effect of accounting change.

(4) Includes property, plant and equipment, prepublication costs, goodwill and other intangibles, royalty advances and production costs.

(5) Includes expenditures for property, plant and equipment, investments in prepublication and production costs, royalty advances and acquisitions of businesses.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
================================================================================

4. DEBT

The following table sets forth the Company's debt balances as of the dates indicated:


====================================================================================================================
                                                               AUGUST 31, 2001    MAY 31, 2001   AUGUST 31, 2000
====================================================================================================================
Lines of Credit                                                      $   30.0       $   23.1       $   23.1
Grolier Facility                                                        350.0          350.0          350.0
Loan Agreement and Revolver                                             103.9           --            154.7
7% Notes due 2003, net of discount                                      124.9          124.9          124.8
Convertible Subordinated Debentures                                     110.0          110.0          110.0
Other debt                                                                1.7            0.6            0.7
--------------------------------------------------------------------------------------------------------------------
   Total debt                                                           720.5          608.6          763.3
Less current portion of long-term debt and lines of credit             (381.1)         (23.3)         (23.1)
--------------------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                                                 $  339.4       $  585.3       $  740.2
====================================================================================================================

The following table sets forth the maturities of the Company's Debt obligations for the remainder of fiscal 2002 and the next five fiscal years:


=========================================================================
                                          MAY 31,
=========================================================================
Nine month period ending:                   2002          $    31.1
Fiscal years ending:                        2003              350.6
                                            2004              124.9
                                            2005              103.9
                                            2006              110.0
                                            Thereafter           --
                                                             ------

                                            Total           $ 720.5
                                                            =======

GROLIER FACILITY. On June 22, 2000, the Company established a new credit facility (the "Grolier Facility") to finance $350.0 of the $400.0 Grolier purchase price. The Grolier Facility expires on June 21, 2002. Scholastic Inc. is the borrower, and the Company is the guarantor. Borrowings bear interest at the prime rate, or 0.39% to 1.10% over LIBOR (as defined). The Grolier Facility also provides for a facility fee ranging from 0.085% to 0.25%, based on the Company's credit rating. Based on the Company's current credit rating, the interest rate and facility fee charged were 0.575% over LIBOR and 0.125%, respectively. The Grolier Facility contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2001, $350.0 was outstanding under the Grolier Facility.

LOAN AGREEMENT. The Company and Scholastic Inc. are joint and several borrowers under an amended and restated loan agreement with certain banks, effective August 11, 1999 and amended June 22, 2000 (the "Loan Agreement"). The Loan Agreement, which expires on August 11, 2004, provides for aggregate borrowings of up to $170.0 (with a right in certain circumstances to increase borrowings to $200.0), including the issuance of up to $10.0 in letters of credit, of which none was outstanding at August 31, 2001. Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company's credit rating. Based on the Company's current credit rating, the interest rate, facility fee and utilization fee as of August 31, 2001 were 0.475% over LIBOR, 0.150%, and 0.075%, respectively. The Loan Agreement contains certain financial covenants relating to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2001, $77.0 was outstanding under the Loan Agreement.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
================================================================================

REVOLVER. The Company and Scholastic Inc. are joint and several borrowers under a Revolving Loan Agreement with a bank, effective November 10, 1999 and amended June 22, 2000 (the "Revolver"). It provides for unsecured revolving credit loans of up to $40.0 and expires on August 11, 2004. Interest under this facility is at the prime rate minus 1% or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company's credit rating. Based on the Company's current credit rating, the interest rate and facility fee as of August 31, 2001 were 0.475% over LIBOR and 0.150%, respectively. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2001, the Company had $26.9 outstanding under the Revolver.

7% NOTES DUE 2003. On December 23, 1996, the Company issued $125.0 of 7% Notes (the "Notes"). The Notes are unsecured and unsubordinated obligations of the Company and will mature on December 15, 2003. The Notes are not redeemable prior to maturity. Interest on the Notes is payable semi-annually on December 15 and June 15 of each year.

CONVERTIBLE SUBORDINATED DEBENTURES. On August 18, 1995, the Company sold $110.0 of its 5.0% Convertible Subordinated Debentures due August 15, 2005 (the "Debentures") under Regulation S and Rule 144A of the Securities Act of 1933. The Debentures are listed on the Luxembourg Stock Exchange and are designated for trading in the Portal system of the National Association of Securities Dealers, Inc. Interest on the Debentures is payable semi-annually on August 15 and February 15 of each year. The Debentures are redeemable at the option of the Company, in whole, but not in part, at any time at 100% of the principal amount plus accrued interest. Each Debenture is convertible, at the holder's option, any time prior to maturity, into Common Stock of the Company at a conversion price of $38.43 per share.

5. CONTINGENCIES

As previously reported, three purported class action complaints were filed in the United States District for the Southern District of New York against the Company and certain officers seeking, among other remedies, damages resulting from defendants' alleged violations of federal securities laws. The complaints were consolidated. The Consolidated Amended Class Action Complaint (the "Complaint") was served and filed on August 13, 1997. The Complaint was styled as a class action, In re Scholastic Corporation Securities Litigation, 97 Civ.II 2447 (JFK), on behalf of all persons who purchased Company common stock from December 10, 1996 through February 20, 1997. The Complaint alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, resulting from purportedly materially false and misleading statements to the investing public concerning the financial condition of the Company. Specifically, the Complaint alleged misstatements and omissions by the Company pertaining to adverse sales and returns of its popular Goosebumps(R) book series prior to the Company's interim earnings announcement on February 20, 1997. On January 26, 2000, an order was entered granting the Company's motion to dismiss plaintiffs' Second Amended Consolidated Complaint without leave to further amend the complaint. Previously, on December 14, 1998, an order was entered granting the Company's motion to dismiss plaintiffs' First Amended Consolidated Complaint, with leave to amend the complaint. On June 1, 2001, the Court of Appeals for the Second Circuit reversed the dismissal of the Second Amended Consolidated Complaint and remanded the case for further proceedings. On August 30, 2001, the Company filed a Petition for a Writ of Certiorari with the Supreme Court of the United States to review the Second Circuit's decision. The Company continues to believe that the litigation is without merit and will continue to vigorously defend against it.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
================================================================================

As previously reported, on February 1, 1999, two subsidiaries of the Company commenced an action in the Supreme Court of the State Court of New York County of New York against Parachute Press, Inc. ("Parachute"), the licensor of certain publication and nonpublication rights to the Goosebumps series, certain affiliated Parachute companies and R.L. Stine, individually, alleging material breach of contract and fraud in connection with the agreements under which such Goosebumps rights are licensed to the Company. The issues in the case, captioned Scholastic Inc. and Scholastic Entertainment Inc. v. Parachute Press, Inc., Parachute Publishing, LLC, Parachute Consumer Products, LLC, and R.L. Stine (Index No. 99/600512), are also, in part, the subject of two litigations commenced by Parachute following repeated notices from the Company to Parachute of material breaches by Parachute of the agreements under which such rights are licensed, and the exercise by the Company of its contractual remedies under the agreements. The previously reported first Parachute action, Parachute Press, Inc. v. Scholastic Inc., Scholastic Productions, Inc. and Scholastic Entertainment Inc., 97 Civ. 8510 (JFK), in which two subsidiaries of the Company are defendants and counterclaim plaintiffs, was commenced in the federal court for the Southern District of New York on November 14, 1997 and was dismissed for lack of subject matter jurisdiction on January 29, 1999. In August 2000, the Court of Appeals for the Second Circuit vacated the dismissal and remanded the case for further proceedings. The second action, captioned Parachute Press, Inc.
v. Scholastic Inc., Scholastic Productions, Inc. and Scholastic Entertainment Inc. (Index No. 99/600507), was filed contemporaneously with the filing of the Company's complaint on February 1, 1999 in the Supreme Court of the State Court of New York County of New York. In its two complaints and its counterclaims, Parachute alleges that the exercise of contractual remedies by the Company was improper and seeks declaratory relief and unspecified damages for, among other claims, alleged breaches of contract and acts of unfair competition. Damages sought by Parachute include the payment of the total of approximately $36.1 of advances over the term of the contract, of which approximately $15.3 had been paid at the time the first Parachute litigation began, and payment of royalties set-off by Scholastic against amounts claimed by the Company. On July 21, 2000, the Company and Parachute each filed motions for partial summary judgment in the pending state court cases and on May 18, 2001, each party filed motions for summary judgment in the federal court case. The Company is seeking declaratory relief and damages for, among other claims, breaches of contract, fraud and acts of unfair competition. Damages sought by the Company include repayment by Parachute of a portion of the $15.3 advance already paid. The Company intends to vigorously defend its position in these proceedings. The Company does not believe that this dispute will have a material adverse effect on its financial condition.

In addition to the above actions, various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

6. COMPREHENSIVE LOSS

The following table sets forth the comprehensive loss for the periods indicated:


                                                                 THREE MONTHS ENDED AUGUST 31,
===============================================================================================
                                                                        2001          2000
===============================================================================================

Net loss                                                             $ (37.0)      $ (10.6)

Other comprehensive income/(loss):
Foreign currency translation adjustment
   net of provision for (benefit from) income taxes                      2.7          (1.8)
-----------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                   $ (34.3)      $ (12.4)
===============================================================================================

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
================================================================================

7. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially dilutive stock options and convertible debentures that were outstanding during the period. The following table, which reflects the impact of the Company's 2-for-1 Stock Split effective January 16, 2001 (see Note 10), summarizes the reconciliation of the numerators and denominators for the Basic and Diluted loss per share ("EPS") computations for the periods indicated:


                                                                THREE MONTHS ENDED AUGUST 31,
================================================================================================
                                                                    2001           2000
================================================================================================
Net loss                                                          $  (37.0)      $  (10.6)

Weighted average shares Class A and Common
   shares outstanding for basic and diluted loss per share            35.2           34.1
================================================================================================

Net loss per Class A and Common Share:
  Basic and Diluted                                               $   (1.05)     $   (0.31)

The effect of the 5.0% Convertible Subordinated Debentures and the shares issuable pursuant to employee stock plans on the weighted average shares outstanding for diluted EPS was anti-dilutive and not included in the calculation.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective as of June 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. In accordance with the Statement, the Company has not yet determined the impact, if any, on its earnings and financial position of the required impairment tests of goodwill and other indefinite lived intangible assets.

The following table reflects unaudited pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on June 1, 2000:


                                                                      THREE MONTHS ENDED AUGUST 31,
===========================================================================================================
                                                                           2001            2000
===========================================================================================================
Net loss, as reported                                                    $  (37.0)      $  (10.6)
Add back: amortization expense, net of tax                                   --              1.4
Pro forma net loss                                                       $  (37.0)      $   (9.2)

Basic and diluted net loss per Class A and Common Share:
  As reported                                                            $   (1.05)     $   (0.31)
  Pro forma                                                              $   (1.05)     $   (0.27)
===========================================================================================================

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
================================================================================

The following table summarizes the activity in Goodwill for the periods indicated:

    ================================================================================================================
                                            THREE MONTHS ENDED       TWELVE MONTHS ENDED      THREE MONTHS ENDED
                                              AUGUST 31, 2001           MAY 31, 2001            AUGUST 31, 2000
    ================================================================================================================
    Beginning balance                           $  221.9                  $   63.5                $   63.5
    Additions due to acquisitions                    4.1                     169.9                   169.9
    Amortization                                      --                     (10.3)                   (2.0)
    Other, principally translation adjustments       1.1                      (1.2)                   (0.3)
    ----------------------------------------------------------------------------------------------------------------
    TOTAL                                       $  227.1                  $  221.9                $  231.1
    ================================================================================================================

The following table summarizes Other Intangibles subject to amortization at the dates indicated:

     ==============================================================================================================
                                                          AUGUST 31, 2001      MAY 31, 2001      AUGUST 31, 2000
     ==============================================================================================================
     Customer lists                                             $  2.2                 $ 2.2             $ 2.2
     Accumulated amortization                                     (1.5)                 (1.3)             (0.2)
     --------------------------------------------------------------------------------------------------------------
     Net customer lists                                            0.7                   0.9               2.0

     Other intangibles                                             2.2                   2.2               2.2
     Accumulated amortization                                     (1.3)                 (1.3)             (1.1)
     --------------------------------------------------------------------------------------------------------------
     Net other intangibles                                      $  0.9                 $ 0.9             $ 1.1
     --------------------------------------------------------------------------------------------------------------
     TOTAL                                                      $  1.6                 $ 1.8             $ 3.1
     ==============================================================================================================

Amortization expense for Other Intangibles totaled $0.2 and $0.3 for the three months ended August 31, 2001 and August 31, 2000, respectively, and $1.5 for the twelve months ended May 31, 2001.

The following table summarizes Other Intangibles not subject to amortization at the dates indicated:

     ==============================================================================================================
                                                          AUGUST 31, 2001      MAY 31, 2001      AUGUST 31, 2000
     ==============================================================================================================
     Net carrying value by major class:
      Titles                                                   $  28.7                $ 28.7            $ 29.6
      Major sets                                                  11.4                  11.4              11.7
      Licenses                                                    17.2                  17.2              17.7
      Trademarks and Other                                         2.8                   2.8               3.0
     --------------------------------------------------------------------------------------------------------------
     TOTAL                                                     $  60.1                $ 60.1            $ 62.0
     ==============================================================================================================

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
================================================================================

9. CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

On June 1, 2001, the Company adopted Statement of Position No. 00-2 ("SOP 00-2"), "Accounting by Producers and Distributors of Films", which replaces SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." SOP 00-2 provides that film costs should be accounted for under an inventory model and discusses various topics such as revenue recognition and accounting for exploitation costs and impairment assessment. In addition, SOP 00-2 establishes criteria for which revenues should be included in the Company's ultimate revenue projections.

The Company recognizes revenue from its film licensing arrangements when the film is complete and delivered, the license period has begun, the fee is fixed or determinable and collection is reasonably assured. Costs of producing film and acquiring film distribution rights are capitalized and amortized using the individual-film-forecast method. This method amortizes such residual costs in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year. All exploitation costs are expensed as incurred. As a result of the adoption of SOP 00-2, the Company recorded a charge of $5.2, net of tax, to reduce the carrying value of its film production costs. This charge is reflected in the Company's condensed consolidated statements of operations as a cumulative effect of accounting change and is attributed entirely to the Media, Licensing and Advertising segment. Management estimates that 100% of the costs of its unamortized films will be amortized over the next three years.

10. COMMON AND CLASS A STOCK

On December 14, 2000, the Company's Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend on its Common Stock and Class A Stock, effective January 16, 2001, to shareholders of record as of December 29, 2000 (the "2-for-1 Stock Split"). Stockholders of record received one additional share of Common Stock or Class A Stock for each share held on the record date. All outstanding rights under stock options and stock purchase plans to acquire the Company's Common Stock and under the Company's 5% Convertible Subordinated Debentures due 2005 were adjusted to give effect to the 2-for-1 Stock Split.

SCHOLASTIC CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
================================================================================

RESULTS OF OPERATIONS - CONSOLIDATED

Revenues for the quarter ended August 31, 2001 decreased 15.5% to $306.1 million from $362.1 million in the first quarter of the prior fiscal year. In the first quarter of the prior fiscal year, Scholastic benefited from the successful release of HARRY POTTER AND THE GOBLET OF FIRE which, along with sales from other HARRY POTTER(TM) titles, provided approximately $100 million in revenue, compared to approximately $14 million of HARRY POTTER sales in the current year. The current year first quarter benefited from the inclusion of revenue from Grolier's operations for 13 weeks as compared to 10 weeks in the prior year first quarter, which resulted in approximately $30 million of additional revenue.

As a percentage of sales, cost of goods sold for the three-month period ended August 31, 2001 decreased from 51.1% in the year ago period to 49.9% in the current year first quarter. This primarily reflects the inclusion of the three additional weeks of Grolier revenue, which historically has a lower cost of goods sold as a percentage of sales.

In the first quarter of fiscal 2002, selling, general and administrative expenses increased $12.0 million, or 6.9%, over the first quarter of the prior fiscal year primarily due to the inclusion of Grolier operating costs.

Depreciation increased from $6.2 million in the first quarter of last year to $7.6 million in the first quarter of this year, primarily due to increased capital expenditures for information technology initiatives, including Internet development. Amortization of goodwill and other intangibles in the current fiscal quarter reflects a $2.3 million reduction related to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, the Company is required to take an impairment-only approach to amortizing goodwill and other intangible assets with indefinite lives. In accordance with the Statement, the Company has not yet determined the impact, if any, on its earnings and financial position of the required impairment tests of goodwill and other indefinite lived intangible assets. (see Footnote 8)

The operating loss for the first quarter of fiscal 2002 increased to $41.7 million compared to $6.8 million in the year ago period. The increase in operating loss is primarily due to decreased HARRY POTTER revenues (resulting in approximately $43 million of decreased gross margin), offset by the additional three weeks of Grolier revenues (resulting in approximately $21 million of increased gross margin). During Scholastic's first quarter, which runs from June through August and during which most schools are not in session, the Company generally records its lowest quarterly revenues and incurs a seasonal loss.

Net interest expense decreased from $9.7 million in the first quarter of fiscal 2001 to $8.0 million in the current year first quarter as a result of lower interest rates, partially offset by $1.0 million of additional expense consisting of three additional weeks of debt related to the acquisition of Grolier.

In the first quarter of fiscal 2002, the Company adopted Statement of Position No. 00-2 ("SOP 00-2"), "Accounting by Producers and Distributors of Films." This adoption resulted in an after-tax charge of $5.2 million, or $0.15 per share, which is reflected as a cumulative effect of an accounting change.

SCHOLASTIC CORPORATION
ITEM 2. MD&A
================================================================================

Net loss for the quarter ended August 31, 2001 increased to $37.0 million, or $1.05 per share, from $10.6 million, or $0.31 per share, in the prior year period. Excluding the effect of the SOP 00-2 charge, net loss would be $31.8 million, or $0.90 per share.

RESULTS OF OPERATIONS - SEGMENTS

CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION

The Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment includes the publication and distribution of children's books in the United States through school-based book clubs, school-based and direct-to-home continuity programs, school-based book fairs and the trade channel.

(IN MILLIONS)                        THREE MONTHS ENDED AUGUST 31,
=======================================================================
                                       2001                2000
=======================================================================
Revenue                             $ 141.1               $ 206.6
Operating (loss)/profit               (27.9)                  7.5
-----------------------------------------------------------------------
OPERATING MARGIN                        *                     3.6%

----------
* - NOT MEANINGFUL

Revenues in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment for the first quarter of fiscal 2002 decreased 31.7% to $141.1 million from $206.6 million in the comparable quarter of the prior fiscal year. This decrease was primarily due to the July 2000 release of HARRY POTTER AND THE GOBLET OF FIRE, which together with increases in the sales of all HARRY POTTER titles, provided approximately $100 million of revenue in the year ago first quarter, compared to approximately $14 million in revenue in the current year first quarter. Partially offsetting this revenue decrease in the current year first quarter was Scholastic's direct-to-home continuity business, which increased $18.6 million over the same prior year period due primarily to the inclusion of a full quarter of results from Grolier's operations.

Operating loss for the quarter was $27.9 million as compared to an operating profit of $7.5 million for the prior year quarter. This adverse shift is primarily due to a decrease in trade operating profit reflecting the lower HARRY POTTER revenue in the current year first quarter.

EDUCATIONAL PUBLISHING

The Company's EDUCATIONAL PUBLISHING segment includes the publication and distribution to schools and libraries of supplemental and core materials, classroom magazines, and print and on-line non-fiction and reference products for grades K to 12 in the United States.

(IN MILLIONS)                          THREE MONTHS ENDED AUGUST 31,
==========================================================================
                                       2001                  2000
==========================================================================
Revenue                              $ 91.3                $ 93.7
Operating profit                       15.4                  14.8
--------------------------------------------------------------------------
OPERATING MARGIN                       16.9%                 15.8%

SCHOLASTIC CORPORATION
ITEM 2. MD&A
================================================================================

Revenues in the EDUCATIONAL PUBLISHING segment for the current year first quarter were $91.3 million compared to revenues of $93.7 million in the comparable quarter of the prior fiscal year. The decrease in revenues in the current year first quarter for SCHOLASTIC LITERACY PLACE(R) of $12.3 million, following the Company's April 2001 announcement not to update the program, was partially offset by $6.6 million of increased sales of paperback reading collections, and supplementary and instructional materials and $4.1 million of additional sales of Grolier's print and on-line children's non-fiction and reference products.

Operating profit for the current year first quarter improved by 4.1%, or $0.6 million, to $15.4 million over the prior year period, primarily due to reduced sales and promotion expenses and prepublication costs relating to the Company's decision not to update LITERACY PLACE and the resulting cost of goods sold special charge recorded as of May 31, 2001, which resulted in the non-recoverable portion of the unamortized prepublication costs pertaining to LITERACY PLACE being expensed.

MEDIA, LICENSING AND ADVERTISING
The Company's MEDIA, LICENSING AND ADVERTISING segment includes the production and/or distribution in the United States of software, Internet services and the production and/or distribution by and through the Company's subsidiary, Scholastic Entertainment Inc., of programming and consumer products (including children's television programming, videos, software, feature films, promotional activities and non-book merchandise), as well as advertising and promotional activities.

(IN MILLIONS)                         THREE MONTHS ENDED AUGUST 31,
==========================================================================
                                       2001                  2000
==========================================================================
Revenue                              $ 18.7                $ 10.2
Operating loss                         (8.5)                 (9.8)
--------------------------------------------------------------------------
OPERATING MARGIN                        *                     *

----------
* - NOT MEANINGFUL

MEDIA, LICENSING AND ADVERTISING revenues increased 83.3% to $18.7 million in the first quarter of fiscal 2002, from $10.2 million the prior year quarter. This improvement was principally due to increased sales of CD-ROMs of $3.6 million and an increase in advertising revenue from consumer magazines of $3.0 million.

Operating loss for the current year first quarter was $8.5 million, compared to a loss of $9.8 million in the prior year first quarter, due to improved gross margins of $4.7 million from higher revenue, which was partially offset by $3.3 million of increases in overhead, administrative and promotional operating expenses.

INTERNATIONAL
The INTERNATIONAL segment includes the publication and distribution of products and services outside the United States by the Company's international operations and its domestic export and foreign rights businesses.

(IN MILLIONS)                         THREE MONTHS ENDED AUGUST 31,
==========================================================================
                                       2001                  2000
==========================================================================
Revenue                               $55.0                 $51.6
Operating loss                         (3.7)                 (1.8)
--------------------------------------------------------------------------
OPERATING MARGIN                        *                     *

----------
* - NOT MEANINGFUL

SCHOLASTIC CORPORATION
ITEM 2. MD&A
================================================================================

INTERNATIONAL revenues for the quarter ended August 31, 2001 increased 6.6% to $55.0 million from $51.6 million in the prior year quarter. The increase in revenue is primarily due to the inclusion of Grolier. The increase in operating loss of $1.9 million compared to the prior year quarter was a result of an increased operating loss for the Company's U.K. operations of $0.7 million and Export operations for $0.4 million.

SEASONALITY

The Company's school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company's business is highly seasonal.

As a consequence, the Company's revenues in the first and third quarters of the fiscal year are generally lower than its revenues in the other two fiscal quarters. The Company experiences a substantial loss from operations in the first quarter. Typically, school-based book clubs and book fairs revenues are proportionately larger in the second quarter of the fiscal year, while revenues from the sale of instructional materials are the highest in the first quarter.

In the June through October time period, the Company experiences negative cash flow due to the seasonality of its business. As a result of the Company's business cycle, seasonal borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $4.3 million during the quarter ended August 31, 2001.

Net cash used in operations was $73.4 million for the quarter primarily as a result of seasonal working capital increases to support anticipated growth in the club and fair businesses in the next quarter.

Cash used for investing activities was $48.2 million for the quarter. The spending principally consisted of capital expenditures, prepublication costs, royalty advances, business acquisitions and production cost expenditures. Capital expenditures, including capitalized interest, totaled $17.2 million for the first quarter of fiscal 2002, increasing $5.4 million over the same period in fiscal 2001 largely as result of the expansion of the Company's corporate headquarters and the continued investment in information technology initiatives. Prepublication expenditures increased $2.9 million to $11.4 million in the first quarter. Payments for royalty advances increased to $7.0 million in the first quarter from $5.9 million in the prior year first quarter. Production costs decreased $2.2 million over the same period of the prior fiscal year.

The Company believes its existing cash position, combined with funds generated from operations and available under the amended Loan Agreement and the Revolver, will be sufficient to finance its ongoing working capital requirements, including the Grolier operations, for the balance of fiscal 2002.

SCHOLASTIC CORPORATION
ITEM 2. MD&A
================================================================================

FINANCING

In connection with the June 22, 2000 acquisition of Grolier for $400.0 million, the Company has outstanding $350.0 million under an unsecured credit facility established in connection with the acquisition, which expires June 21, 2002 (the "Grolier Facility"). The weighted average interest rate under the Grolier Facility at August 31, 2001 was 4.6%. The Company does not anticipate any difficulty in extending the Grolier Facility or finding alternative financing prior to the expiration of the facility.

The Company maintains two unsecured credit facilities, the Loan Agreement and the Revolver, which provide for aggregate borrowings of up to $210.0 million (with a right, in certain circumstances, to increase to $240.0 million), including the issuance of up to $10.0 million in letters of credit. Both the Loan Agreement and the Revolver expire on August 11, 2004. The Company uses these facilities to fund seasonal cash flow needs and other working capital requirements. At August 31, 2001, the Company had $103.9 million in borrowings outstanding under these facilities at a weighted average interest rate of 4.4%.

In addition, unsecured lines of credit available to the Company's international subsidiaries totaled $53.3 million at August 31, 2001. These lines are used primarily to fund local working capital needs. At August 31, 2001, $30.0 million in borrowings were outstanding under these lines of credit at a weighted average interest rate of 6.9%.

ACQUISITIONS

On June 22, 2000, the Company acquired the capital stock of Grolier for $400.0 million in cash, and in July 2001, the Company acquired certain assets of Troll Book Fairs, Inc. In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such opportunities and prospects.

FORWARD LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements, which are subject to various risks and uncertainties, including the conditions of the children's book and instructional materials markets and acceptance of the Company's products within those markets and other risks and factors identified in the Company's Report on Form 10-K for the fiscal year ended May 31, 2001.

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

Market risks relating to the Company's operations result primarily from changes in interest rates. Approximately two-thirds of the Company's debt bears interest at a variable rate and is sensitive to changes in interest rates. The Company is subject to the risk that market interest rates will increase and thereby increase the interest rates currently being charged under the variable rate debt. Under its current policies, the Company does not utilize any interest rate derivative instruments to manage its exposure to interest rate changes.

As of August 31, 2001, the balance outstanding under its variable rate facilities was $485.6 million, at a weighted average interest rate of 4.4%. A 15% increase or decrease in the average cost of the Company's variable rate debt under the various facilities at August 31, 2001 would impact the Company's results of operations and cash flows by approximately $3.2 million annually on a pre-tax basis.

                           PART II - OTHER INFORMATION

SCHOLASTIC CORPORATION
ITEM 1.  LEGAL PROCEEDINGS
================================================================================


As previously reported, three purported class action complaints were filed in the United States District for the Southern District of New York against the Company and certain officers seeking, among other remedies, damages resulting from defendants' alleged violations of federal securities laws. The complaints were consolidated. The Consolidated Amended Class Action Complaint (the "Complaint") was served and filed on August 13, 1997. The Complaint was styled as a class action, In re Scholastic Corporation Securities Litigation, 97 Civ.II 2447 (JFK), on behalf of all persons who purchased Company common stock from December 10, 1996 through February 20, 1997. The Complaint alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, resulting from purportedly materially false and misleading statements to the investing public concerning the financial condition of the Company. Specifically, the Complaint alleged misstatements and omissions by the Company pertaining to adverse sales and returns of its popular Goosebumps book series prior to the Company's interim earnings announcement on February 20, 1997. On January 26, 2000, an order was entered granting the Company's motion to dismiss plaintiffs' Second Amended Consolidated Complaint without leave to further amend the complaint. Previously, on December 14, 1998, an order was entered granting the Company's motion to dismiss plaintiffs' First Amended Consolidated Complaint, with leave to amend the complaint. On June 1, 2001, the Court of Appeals for the Second Circuit reversed the dismissal of the Second Amended Consolidated Complaint and remanded the case for further proceedings. On August 30, 2001, the Company filed a petition for a Writ of Certiorari with the Supreme Court of the United States to review the Second Circuit's decision. The Company continues to believe that the litigation is without merit and will continue to vigorously defend against it.

SCHOLASTIC CORPORATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
================================================================================



(a) Exhibits:

        EXHIBIT
         NUMBER        DESCRIPTION OF DOCUMENT
         ------        -----------------------

          10.19 Scholastic Corporation 2001 Stock Incentive Plan (incorporated by reference to Appendix A of the Company's definitive Proxy Statement as filed with the Commission on August 24, 2001).

--------------------------------------------------------------------------------

SCHOLASTIC CORPORATION
SIGNATURES
================================================================================



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SCHOLASTIC CORPORATION
                                                  (Registrant)






Date: October 15, 2001                            /s/ Richard Robinson
                                                  ------------------------------
                                                  Richard Robinson
                                                  CHAIRMAN OF THE BOARD,
                                                  PRESIDENT, CHIEF EXECUTIVE
                                                  OFFICER AND DIRECTOR





Date: October 15, 2001                            /s/ Kevin J. McEnery
                                                  ------------------------------
                                                  Kevin J. McEnery
                                                  EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER