Form 10-Q
period 2001-11-30
SCHOLASTIC CORP
filed 2002-01-14
CIK 866729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001     Commission File No. 0-19860

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

Yes |X|  No |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Title                       Number of shares outstanding
               of Each Class                      as of December 31, 2001
               -------------                      -----------------------

        Common Stock, $.01 par value                     33,913,011
        Class A Stock, $.01 par value                     1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001
INDEX

------------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                                                            PAGE
                                                                                                          ----

         Item 1. Financial Statements

                  Condensed Consolidated Statements of Operations for the Three and
                  Six Months Ended November 30, 2001 and 2000                                              1

                  Condensed Consolidated Balance Sheets at November 30, 2001
                  and 2000, and May 31, 2001                                                               2

                  Condensed Consolidated Statements of Cash Flows for the Six Months
                  Ended November 30, 2001 and 2000                                                         3

                  Notes to Condensed Consolidated Financial Statements                                     4

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                18

         Item 3. Quantitative and Qualitative Disclosures about Market Risk                               26

PART II - OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders                                      27

         Item 5. Other Information                                                                        28

         Item 6. Exhibits and Reports on Form 8-K                                                         30

SIGNATURES                                                                                                31

------------------------------------------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

=========================================================================================================================
                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                      NOVEMBER 30,     NOVEMBER 30,      NOVEMBER 30,      NOVEMBER 30,
=========================================================================================================================
                                                         2001              2000              2001             2000
=========================================================================================================================
REVENUES                                                $  637.2         $  668.3          $  943.3        $  1,030.4

Operating costs and expenses:
   Cost of goods sold                                      259.7            284.9             412.4             469.8
   Selling, general and administrative expenses            235.7            250.0             403.5             413.4
   Bad debt expense                                         21.1             20.5              40.6              32.4
   Depreciation                                              8.3              7.1              15.9              13.3
   Goodwill and other intangibles amortization               0.2              4.4               0.4               6.9
-------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING COSTS AND EXPENSES                         525.0            566.9             872.8             935.8

Operating income                                           112.2            101.4              70.5              94.6
Interest expense, net                                        8.2             13.5              16.3              23.2
-------------------------------------------------------------------------------------------------------------------------

Income before income taxes and cumulative
   effect of accounting change                             104.0             87.9              54.2              71.4

Provision for income taxes                                  37.5             31.6              19.5              25.7
-------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting
   change                                                   66.5             56.3              34.7              45.7

Cumulative effect of accounting change
    (net of income taxes)                                    -                -                (5.2)              -
-------------------------------------------------------------------------------------------------------------------------

NET INCOME                                               $  66.5        $    56.3           $  29.5        $     45.7
=========================================================================================================================

Net income per Class A and Common Share:

   Basic                                                  $ 1.88          $  1.63            $ 0.84           $  1.33
   Diluted                                                $ 1.69          $  1.48            $ 0.79           $  1.24
=========================================================================================================================

=========================================================================================================================

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

====================================================================================================================================
                                                          NOVEMBER 30, 2001             MAY 31, 2001           NOVEMBER 30, 2000
====================================================================================================================================
                                                              (UNAUDITED)                                         (UNAUDITED)
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                            $       11.4                    $      13.8           $      12.7
    Accounts receivable, net                                    314.6                          220.7                 374.6
    Inventories, net                                            390.1                          340.3                 401.4
    Deferred promotion costs                                     41.9                           44.0                  40.2
    Deferred income taxes                                        93.3                           89.3                  60.7
    Prepaid and other current assets                             44.3                           61.4                  43.2
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                      895.6                          769.5                 932.8

    Property, plant and equipment, net                          274.8                          257.3                 212.0
    Prepublication costs                                        106.8                          103.3                 137.3
    Production costs                                              9.7                           13.8                  16.7
    Goodwill                                                    226.4                          221.9                 216.1
    Other intangibles                                            61.5                           61.9                  64.0
    Other assets and deferred charges                            81.0                           74.1                  86.0
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                $ 1,655.8                      $ 1,501.8             $ 1,664.9
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Lines of credit and current portion of
      long-term debt                                       $    382.4                    $      23.3          $       26.2
    Accounts payable                                            163.5                          157.3                 168.8
    Accrued royalties                                            53.3                           45.7                  83.6
    Deferred revenue                                             46.9                           12.1                  35.0
    Other accrued expenses                                      137.7                          136.5                 165.9
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                 783.8                          374.9                 479.5

  NONCURRENT LIABILITIES:
    Long-term debt                                              291.2                          585.3                 649.6
    Other noncurrent liabilities                                 46.6                           47.9                  43.5
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL NONCURRENT LIABILITIES                              337.8                          633.2                 693.1

  COMMITMENTS AND CONTINGENCIES                                   -                              -                     -

  STOCKHOLDERS' EQUITY:
    Preferred Stock, $1.00 par value                              -                              -                     -
    Class A Stock, $.01 par value                                 0.0                            0.0                   0.0
    Common Stock, $.01 par value                                  0.3                            0.3                   0.2
    Additional paid-in capital                                  241.5                          233.7                 232.3
    Deferred compensation                                        (0.6)                          (0.2)                 (0.2)
    Accumulated other comprehensive loss                        (15.6)                         (16.4)                (15.1)
    Retained earnings                                           308.6                          279.1                 288.5
    Less shares of Common Stock held in treasury                  -                             (2.8)                (13.4)
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                             534.2                          493.7                 492.3
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 1,655.8                      $ 1,501.8             $ 1,664.9
====================================================================================================================================

====================================================================================================================================

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(AMOUNTS IN MILLIONS)

=======================================================================================================================

                                                                                            SIX MONTHS ENDED
                                                                                     NOVEMBER 30,      NOVEMBER 30,
=======================================================================================================================
                                                                                        2001               2000
=======================================================================================================================
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               $  5.8            $  44.2

CASH FLOWS USED IN INVESTING ACTIVITIES:

   Additions to property, plant and equipment                                            (32.6)             (31.2)
   Prepublication costs                                                                  (25.2)             (20.6)
   Royalty advances                                                                      (18.3)             (13.2)
   Production costs                                                                       (6.7)              (7.9)
   Acquisition-related payments                                                           (4.1)            (396.4)
   Other                                                                                   0.2              (10.0)
-----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                    (86.7)            (479.3)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

   Borrowings under Loan Agreement and Revolver                                          364.8              339.2
   Borrowings under Grolier Facility                                                       -                350.0
   Repayments of Loan Agreement and Revolver                                            (308.8)            (280.9)
   Borrowings under lines of credit                                                       73.3               45.6
   Repayments of lines of credit                                                         (63.2)             (34.7)
   Proceeds pursuant to employee stock plans and related tax benefits                     10.3               20.5
   Other                                                                                   2.1               (0.9)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                 78.5              438.8
-----------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                      (2.4)               3.7

Cash and cash equivalents at beginning of period                                          13.8                9.0
-----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 11.4             $ 12.7
=======================================================================================================================

=======================================================================================================================

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

The Company's business is closely correlated to the school year. Consequently, the results of operations for the six months ended November 30, 2001 and 2000 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the November 30, 2000 condensed consolidated balance sheet is included for comparative purposes.

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Significant estimates that affect the financial statements include, but are not limited to: collectability of accounts receivable; book returns; amortization periods; and recovery of inventory, advances to authors, prepublication costs, deferred promotion costs, film production costs and other long-lived assets.

Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENT

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based upon the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," for long-lived assets to be disposed of by sale and to address significant implementation issues. The Company is required to adopt this statement by the first quarter of fiscal 2003. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on its financial position, results of operations or cash flows.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

2.       ACQUISITION OF GROLIER

On June 22, 2000, Scholastic Inc., a subsidiary of the Company, acquired all of the issued and outstanding capital stock of Grolier, a Delaware corporation, for $400.0 in cash. The acquisition was financed by the Company using bank debt, of which $350.0 was borrowed under a new facility and $50.0 was borrowed under the Company's existing credit facility. (See Note 4)

Through the purchase of Grolier, the Company acquired the leading operator in the United States of direct-to-home continuity book clubs serving children primarily age five and under and the leading print and on-line publisher of children's non-fiction and reference products sold primarily to school libraries in the United States. The acquisition also expanded the Company's operations in the United Kingdom, Canada and Southeast Asia. In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company has analyzed economic characteristics, similarity of nature of products, similarity of the nature of production, class of customer and method of distribution of products of the acquired Grolier businesses. Accordingly, the Grolier businesses have been included in the following business segments: the domestic direct-to-home continuity and trade operations have been included in the Children's Book Publishing and Distribution segment; the children's reference and non-fiction operations have been included in the Educational Publishing segment; software operations have been included in the Media, Licensing and Advertising segment; and all international operations have been included in the International segment.

The Grolier acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Grolier have been included in the Company's condensed consolidated results of operations since the date of acquisition. The assets and liabilities at the acquisition date were adjusted to their fair values, based upon an independent valuation, with the excess purchase price over the fair value assigned to goodwill. The valuation was finalized as of the end of fiscal 2001. With regard to any possible future adjustments to established liabilities, any excess amounts would result in an adjustment to the related goodwill value. Costs in excess of the established liabilities will be included in the determination of net income.

The following table sets forth the final allocation of the Grolier purchase price, based on the independent valuation, and includes the related transaction and financing costs:

         =================================================================
                                                                   VALUE
         =================================================================
         Accounts receivable                                     $   95.3
         Inventory                                                   45.5
         Other current assets                                        58.5
         Property, plant and equipment, net                          18.9
         Goodwill and other intangibles                             231.8
         Other assets                                                44.2
         Current liabilities                                        (85.6)
         Non-current liabilities                                    (12.2)
         -----------------------------------------------------------------

         CASH PAID FOR ACQUISITION, NET OF CASH RECEIVED          $ 396.4
         =================================================================

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

The following table sets forth the allocation of Goodwill and Other Intangibles resulting from the acquisition of Grolier:

         ================================================================
                                                                   VALUE
         ================================================================
         Goodwill                                                 $ 170.2
         ----------------------------------------------------------------

         Titles                                                      29.8
         Licenses                                                    17.8
         Major sets                                                  11.8
         Customer lists                                               2.2
         ----------------------------------------------------------------

         Total other intangibles                                     61.6
         ----------------------------------------------------------------

         TOTAL GOODWILL AND OTHER INTANGIBLES                     $ 231.8
         ================================================================

In connection with the Grolier acquisition, the Company established a plan for integrating Grolier's operations. Accordingly, the Company established liabilities of approximately $17.7 relating primarily to severance, fringe benefits and related salary continuance, as well as certain exit costs associated with the integration and relocation of certain of Grolier's operational and administrative functions. This amount, originally estimated at $12.4, was increased at May 31, 2001 as the Company refined its estimate of the costs of the integration plan. As of November 30, 2001, approximately $11.8 of these liabilities remained unpaid, which are expected to be substantially paid during the current fiscal year.

A summary of the fiscal 2002 activity in the established reserves is detailed in the following table:

===================================================================================================
                                           SEVERANCE AND
                                           RELATED COSTS            OTHER EXIT COSTS      TOTAL
===================================================================================================
Liability balance at May 31, 2001                 $ 11.5                 $ 3.2           $ 14.7
Fiscal year 2002 payments to date                   (2.7)                 (0.2)            (2.9)
---------------------------------------------------------------------------------------------------
Liability at November 30, 2001                    $  8.8                 $ 3.0           $ 11.8
===================================================================================================

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

The following table reflects the unaudited pro forma results of operations of the Company, giving effect to the acquisition of Grolier as if it was consummated as of the first day of the six-month period ended November 30, 2000, including the effect of increased interest expense on debt related to the acquisition. Additionally, the six-month period ended November 30, 2000 reflects the adoption of SFAS No. 142 ("Goodwill and Other Intangible Assets"), which resulted in a pro forma reduction of amortization expense. This information does not necessarily reflect the actual results of operations that would have occurred had the purchase been made at the beginning of the period presented, nor is it necessarily indicative of future results of operations of the combined companies.

                                                               SIX MONTHS ENDED NOVEMBER 30,
==============================================================================================
                                                                  2001              2000
==============================================================================================
Revenues                                                        $   943.3        $ 1,066.0

Net income before cumulative effect of accounting change        $    34.7        $    51.7
Net income                                                      $    29.5        $    51.7

Net income per Class A and Common Share:

Basic before cumulative effect of
   accounting change                                            $     0.98       $     1.51
Diluted before cumulative effect of
   accounting change                                            $     0.92       $     1.39
Basic net income                                                $     0.84       $     1.51
Diluted net income                                              $     0.79       $     1.39

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

3.       SEGMENT INFORMATION

The Company is a global children's publishing and media company with operations in the United States, the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong, India, Ireland, Argentina and Southeast Asia, and distributes its products and services through a variety of channels, including school-based book clubs, school-based book fairs, direct-to-home and trade.

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

o CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION includes the publication and distribution of children's books in the United States through school-based book clubs, school-based and direct-to-home continuity programs, school-based book fairs and the trade channel. The direct-to-home continuity and trade businesses formerly operated by Grolier are incorporated in this segment from June 22, 2000, the date on which Grolier was acquired.

o EDUCATIONAL PUBLISHING includes the publication and distribution to schools and libraries of supplemental and core materials, classroom magazines and print and on-line reference and non-fiction products for grades K to 12 in the United States. The reference and non-fiction business formerly operated by Grolier is included in this segment from June 22, 2000, the date on which Grolier was acquired.

o MEDIA, LICENSING AND ADVERTISING includes the production and/or distribution in the United States of software, Internet services and the production and/or distribution by and through the Company's subsidiary, Scholastic Entertainment Inc. ("SEI"), of programming and consumer products (including children's television programming, videos, software, feature films, promotional activities and non-book merchandise). The software business formerly operated by Grolier is included in this segment from June 22, 2000, the date on which Grolier was acquired.

o INTERNATIONAL includes the publication and distribution of products and services outside the United States by the Company's international operations and its domestic export and foreign rights businesses. The international businesses formerly operated by Grolier are included in this segment from June 22, 2000, the date on which Grolier was acquired.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

The following table sets forth the Company's segment information for the periods indicated. Certain prior year amounts have been reclassified to conform with the current year presentation.

                            CHILDREN'S
                               BOOK                       MEDIA,
                            PUBLISHING                  LICENSING
                                AND       EDUCATIONAL      AND                       TOTAL
                           DISTRIBUTION   PUBLISHING   ADVERTISING   OVERHEAD (1)  DOMESTIC  INTERNATIONAL  CONSOLIDATED
=========================================================================================================================
THREE MONTHS ENDED
NOVEMBER 30, 2001
=========================================================================================================================
Revenues                    $ 426.8        $ 73.7       $ 47.2        $ 0.0        $ 547.7     $ 89.5         $ 637.2
Bad debt                       17.3           0.5          0.4          0.0           18.2        2.9            21.1
Depreciation                    1.4           0.4          1.0          4.4            7.2        1.1             8.3
Amortization (2)                3.8           6.0          2.8          0.0           12.6        0.6            13.2
Royalty advances
  expensed                      4.4           0.4          0.6          0.0            5.4        0.0             5.4
Segment profit/(loss)(3)      102.8          11.5          0.0        (10.8)         103.5        8.7           112.2
Expenditures for
  long-lived assets (5)        17.9           9.1          9.4          5.7           42.1        2.3            44.4

========================================================================================================================
THREE MONTHS ENDED
NOVEMBER 30, 2000
========================================================================================================================

Revenues                  $   446.7      $   74.9      $  52.7        $ 0.0       $  574.3   $   94.0       $   668.3
Bad debt                       17.3           0.1          0.3          0.0           17.7        2.8            20.5
Depreciation                    1.0           0.4          1.4          3.3            6.1        1.0             7.1
Amortization (2)                4.1          14.4          3.6          0.0           22.1        0.4            22.5
Royalty advances
  expensed                      7.0           0.7          0.9          0.0            8.6        0.3             8.9
Segment profit/(loss)(3)      111.8          (6.3)         0.2        (15.6)          90.1       11.3           101.4
Expenditures for
  long-lived assets (5)        12.4           8.1          4.0         14.9           39.4        2.2            41.6

=========================================================================================================================
SIX MONTHS ENDED
NOVEMBER 30, 2001
=========================================================================================================================

Revenues                    $ 567.9       $ 165.0       $ 65.9        $ 0.0        $ 798.8    $ 144.5         $ 943.3
Bad debt                       34.5           0.5          0.4          0.0           35.4        5.2            40.6
Depreciation                    2.7           0.8          1.9          8.3           13.7        2.2            15.9
Amortization (2)                8.0          12.3         12.2          0.0           32.5        0.6            33.1
Royalty advances
  expensed                      8.4           0.7          0.7          0.0            9.8        0.0             9.8
Segment profit/(loss)(3)       75.0          26.9         (8.5)       (28.2)          65.2        5.3            70.5
Segment assets                757.4         266.2         71.7        329.9        1,425.2      230.6         1,655.8
Goodwill                      110.9          69.4          8.4          4.6          193.3       33.1           226.4
Long-lived assets (4)         259.6         164.4         40.7        207.9          672.6       60.6           733.2
Expenditures for
  long-lived assets (5)        38.3          15.8         15.9         13.1           83.1        3.8            86.9

=========================================================================================================================
SIX MONTHS ENDED
NOVEMBER 30, 2000
=========================================================================================================================

Revenues                  $   652.1      $  166.8     $   65.8      $   0.0       $  884.7  $   145.7       $ 1,030.4
Bad debt                       27.3           0.3          0.4          0.0           28.0        4.4            32.4
Depreciation                    2.1           0.8          2.2          6.2           11.3        2.0            13.3
Amortization (2)                8.4          25.7          6.9          0.0           41.0        1.1            42.1
Royalty advances
  expensed                     11.5           1.0          1.1          0.0           13.6        0.3            13.9
Segment profit/(loss)(3)      118.1           6.4        (10.3)       (29.1)          85.1        9.5            94.6
Segment assets                785.6         332.9         64.3        240.0        1,422.8      242.1         1,664.9
Goodwill                      102.6          66.7          8.8          4.3          182.4       33.7           216.1
Long-lived assets (4)         233.7         193.0         42.4        166.2          635.3       60.0           695.3
Expenditures for
  long-lived assets (5)       240.2         158.9         10.9         34.5          444.5       24.8           469.3

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

(1) OVERHEAD INCLUDES ALL DOMESTIC CORPORATE-RELATED ITEMS NOT ALLOCATED TO REPORTABLE SEGMENTS WHICH INCLUDES UNALLOCATED EXPENSES AND COSTS RELATED TO THE MANAGEMENT OF CORPORATE ASSETS. UNALLOCATED ASSETS ARE PRINCIPALLY COMPRISED OF DEFERRED INCOME TAXES AND PROPERTY, PLANT AND EQUIPMENT RELATED TO THE COMPANY'S HEADQUARTERS IN THE METROPOLITAN NEW YORK AREA, ITS NATIONAL SERVICE OPERATION LOCATED IN MISSOURI AND AN INDUSTRIAL/OFFICE BUILDING COMPLEX IN CONNECTICUT.

(2) INCLUDES AMORTIZATION OF GOODWILL, OTHER INTANGIBLES, AND PREPUBLICATION AND PRODUCTION COSTS.

(3) SEGMENT PROFIT/(LOSS) REPRESENTS EARNINGS BEFORE INTEREST AND INCOME TAXES. FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001, IT EXCLUDES THE CUMULATIVE EFFECT OF ACCOUNTING CHANGE RELATED TO THE MEDIA, LICENSING AND ADVERTISING SEGMENT. IN THE THREE-MONTH PERIOD ENDED NOVEMBER 30, 2000, IT INCLUDES
     THE NET EFFECT OF THE CHANGES IN SALES RETURNS ESTIMATES WHICH RESULTED IN AN INCREASE TO NET INCOME OF $5.2 ($0.14 PER SHARE).

(4) INCLUDES PROPERTY, PLANT AND EQUIPMENT, PREPUBLICATION COSTS, GOODWILL, OTHER INTANGIBLES, ROYALTY ADVANCES AND PRODUCTION COSTS.

(5) INCLUDES EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT, INVESTMENTS IN PREPUBLICATION AND PRODUCTION COSTS, ROYALTY ADVANCES AND ACQUISITIONS OF BUSINESSES.

The following table separately sets forth information for the U.S. direct-to-home continuity business formerly operated by Grolier, which, effective June 22, 2000, is included in the Children's Book Publishing and Distribution segment, and for all other businesses included in the segment:

                                        ========================================================
                                                       THREE MONTHS ENDED NOVEMBER 30,
                                        ========================================================
                                          Direct-to-home         All Other            Total
                                          2001       2000      2001     2000      2001      2000
                                          ----       ----      ----     ----      ----      ----
Revenues                                $ 53.6     $ 67.0   $ 373.2  $ 379.7   $ 426.8   $ 446.7
Bad debt                                  12.0       12.4       5.3      4.9      17.3      17.3
Depreciation                               0.1        0.1       1.3      0.9       1.4       1.0
Amortization (1)                           0.5        0.6       3.3      3.5       3.8       4.1
Royalty advances expensed                  2.7        0.3       1.7      6.7       4.4       7.0
Business profit (2)                        5.8        5.2      97.0    106.6     102.8     111.8
Expenditures for long-lived assets (4)     1.8        1.1      16.1     11.3      17.9      12.4

                                       ========================================================
                                                     SIX MONTHS ENDED NOVEMBER 30,
                                       ========================================================
                                         Direct-to-home         All Other            Total
                                         2001       2000      2001     2000      2001      2000
                                         ----       ----      ----     ----      ----      ----
Revenues                               $ 110.4    $ 103.9   $ 457.5  $ 548.2   $ 567.9   $ 652.1
Bad debt                                  25.3       20.0       9.2      7.3      34.5      27.3
Depreciation                               0.1        0.2       2.6      1.9       2.7       2.1
Amortization (1)                           0.7        1.0       7.3      7.4       8.0       8.4
Royalty advances expensed                  5.8        0.4       2.6     11.1       8.4      11.5
Business profit (2)                       10.3        6.2      64.7    111.9      75.0     118.1
Business assets                          241.0      249.5     516.4    536.1     757.4     785.6
Goodwill                                  86.1       83.8      24.8     18.8     110.9     102.6
Long-lived assets (3)                    136.5      137.5     123.1     96.2     259.6     233.7
Expenditures for long-lived assets (4)     2.2      209.6      36.1     30.6      38.3     240.2

(1) INCLUDES AMORTIZATION OF GOODWILL, OTHER INTANGIBLES, AND PREPUBLICATION COSTS.

(2) BUSINESS PROFIT REPRESENTS EARNINGS BEFORE INTEREST AND INCOME TAXES. IN THE THREE-MONTH PERIOD ENDED NOVEMBER 30, 2000, "ALL OTHER" INCLUDES THE NET EFFECT OF THE CHANGES IN SALES RETURNS ESTIMATES WHICH RESULTED IN AN INCREASE TO NET INCOME OF $5.2 ($0.14 PER SHARE).

(3) INCLUDES PROPERTY, PLANT AND EQUIPMENT, PREPUBLICATION COSTS, GOODWILL, OTHER INTANGIBLES AND ROYALTY ADVANCES.

(4) INCLUDES EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT, INVESTMENTS IN PREPUBLICATION COSTS, ROYALTY ADVANCES AND THE IMPACT OF THE ALLOCATION OF THE GROLIER ACQUISITION.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

4.       DEBT

The following table sets forth the Company's debt balances as of the dates indicated:

=============================================================================================================
                                             NOVEMBER 30, 2001        MAY 31, 2001       NOVEMBER 30, 2000
=============================================================================================================
Lines of Credit                                   $   31.1            $      23.1         $    26.2
Grolier Facility                                     350.0                  350.0             350.0
Loan Agreement and Revolver                           56.0                    -                64.0
7% Notes due 2003, net of discount                   124.9                  124.9             124.9
Convertible Subordinated Debentures                  110.0                  110.0             110.0
Other debt                                             1.6                    0.6               0.7
-------------------------------------------------------------------------------------------------------------
   TOTAL DEBT                                        673.6                  608.6             675.8
Less current portion of long-term debt
  and lines of credit                               (382.4)                 (23.3)            (26.2)
-------------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                               $ 291.2               $  585.3          $  649.6
=============================================================================================================

The following table sets forth the maturities of the Company's debt obligations for the remainder of fiscal 2002 and the next five fiscal years:

===============================================================================
                                          MAY 31,
===============================================================================
Six month period ending:                   2002                  $   31.3
Fiscal years ending:                       2003                     351.1
                                           2004                     125.4
                                           2005                      56.0
                                           2006                     109.8
                                           THEREAFTER                 -
                                           ------------------------------
                                           Total                  $ 673.6
                                           ==============================

GROLIER FACILITY. On June 22, 2000, the Company established a new credit facility (the "Grolier Facility") to finance $350.0 of the $400.0 Grolier purchase price. The Grolier Facility expires on June 21, 2002. Scholastic Inc. is the borrower, and the Company is the guarantor. Borrowings bear interest at the prime rate, or 0.39% to 1.10% over LIBOR (as defined). The Grolier Facility also provides for a facility fee ranging from 0.085% to 0.25%, based on the Company's credit rating. Based on the Company's current credit rating, the interest rate and facility fee charged were 0.575% over LIBOR and 0.125%, respectively. The Grolier Facility contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At November 30, 2001, $350.0 was outstanding under the Grolier Facility.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

LOAN AGREEMENT. The Company and Scholastic Inc. are joint and several borrowers under an amended and restated loan agreement with certain banks, effective August 11, 1999 and amended June 22, 2000 (the "Loan Agreement"). The Loan Agreement, which expires on August 11, 2004, provides for aggregate borrowings of up to $170.0 (with a right in certain circumstances to increase borrowings to $200.0), including the issuance of up to $10.0 in letters of credit, of which none was outstanding at November 30, 2001. Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company's credit rating. Based on the Company's current credit rating, the interest rate, facility fee and utilization fee as of November 30, 2001 were 0.475% over LIBOR, 0.150%, and 0.075%, respectively. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At November 30, 2001, $50.0 was outstanding under the Loan Agreement.

REVOLVER. The Company and Scholastic Inc. are joint and several borrowers under a Revolving Loan Agreement with a bank, effective November 10, 1999 and amended June 22, 2000 (the "Revolver"). It provides for unsecured revolving credit loans of up to $40.0 and expires on August 11, 2004. Interest under this facility is at the prime rate minus 1% or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company's credit rating. Based on the Company's current credit rating, the interest rate and facility fee as of November 30, 2001 were 0.475% over LIBOR and 0.150%, respectively. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At November 30, 2001, $6.0 was outstanding under the Revolver.

7% NOTES DUE 2003. On December 23, 1996, the Company issued $125.0 of 7% Notes (the "Notes"). The Notes are unsecured and unsubordinated obligations of the Company and will mature on December 15, 2003. The Notes are not redeemable prior to maturity. Interest on the Notes is payable semi-annually on December 15 and June 15 of each year.

CONVERTIBLE SUBORDINATED DEBENTURES. On August 18, 1995, the Company sold $110.0 of its 5.0% Convertible Subordinated Debentures due August 15, 2005 (the "Debentures") under Regulation S and Rule 144A of the Securities Act of 1933. The Debentures are listed on the Luxembourg Stock Exchange and are designated for trading in the Portal system of the National Association of Securities Dealers, Inc. Interest on the Debentures is payable semi-annually on August 15 and February 15 of each year. The Debentures are redeemable at the option of the Company, in whole, but not in part, at any time at 100% of the principal amount plus accrued interest. Each Debenture is convertible, at the holder's option, any time prior to maturity, into Common Stock of the Company at a conversion price of $38.43 per share. On November 29, 2001, the Company announced that it would redeem all of the outstanding Debentures on January 11, 2002. As of January 11, 2002, $109.8 of the Debentures were converted into 2.9 shares of common stock, and $0.2 were redeemed for cash.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

5.       CONTINGENCIES

As previously reported, three purported class action complaints were filed in the United States District for the Southern District of New York against the Company and certain officers seeking, among other remedies, damages resulting from defendants' alleged violations of federal securities laws. The complaints were consolidated. The Consolidated Amended Class Action Complaint (the "Complaint") was served and filed on August 13, 1997. The Complaint was styled as a class action, In re Scholastic Corporation Securities Litigation, 97 Civ.II 2447 (JFK), on behalf of all persons who purchased Company common stock from December 10, 1996 through February 20, 1997. The Complaint alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, resulting from purportedly materially false and misleading statements to the investing public concerning the financial condition of the Company. Specifically, the Complaint alleged misstatements and omissions by the Company pertaining to adverse sales and returns of its popular Goosebumps(R) book series prior to the Company's interim earnings announcement on February 20, 1997. On January 26, 2000, an order was entered granting the Company's motion to dismiss plaintiffs' Second Amended Consolidated Complaint without leave to further amend the complaint. Previously, on December 14, 1998, an order was entered granting the Company's motion to dismiss plaintiffs' First Amended Consolidated Complaint, with leave to amend the complaint. On June 1, 2001, the Court of Appeals for the Second Circuit reversed the dismissal of the Second Amended Consolidated Complaint and remanded the case for further proceedings. On December 10, 2001, the Supreme Court of the United States denied the Company's Petition for a Writ of Certiorari to review the Second Circuit's decision. The Company continues to believe that the litigation is without merit and will continue to vigorously defend against it.

As previously reported, on February 1, 1999, two subsidiaries of the Company commenced an action in the Supreme Court of the State of New York, New York County, against Parachute Press, Inc. ("Parachute"), the licensor of certain publication and nonpublication rights to the Goosebumps series, certain affiliated Parachute companies and R.L. Stine, individually, alleging material breach of contract and fraud in connection with the agreements under which such Goosebumps rights are licensed to the Company. The issues in the case, captioned Scholastic Inc. and Scholastic Entertainment Inc. v. Parachute Press, Inc., Parachute Publishing, LLC, Parachute Consumer Products, LLC, and R.L. Stine (Index No. 99/600512), are also, in part, the subject of two litigations commenced by Parachute following repeated notices from the Company to Parachute of material breaches by Parachute of the agreements under which such rights are licensed, and the exercise by the Company of its contractual remedies under the agreements. The previously reported first Parachute action, Parachute Press, Inc. v. Scholastic Inc., Scholastic Productions, Inc. and Scholastic Entertainment Inc., 97 Civ. 8510 (JFK), in which two subsidiaries of the Company are defendants and counterclaim plaintiffs, was commenced in the federal court for the Southern District of New York on November 14, 1997 and was dismissed for lack of subject matter jurisdiction on January 29, 1999. In August 2000, the Court of Appeals for the Second Circuit vacated the dismissal and remanded the case for further proceedings. The second action, captioned Parachute Press, Inc.
v. Scholastic Inc., Scholastic Productions, Inc. and Scholastic Entertainment Inc. (Index No. 99/600507), was filed contemporaneously with the filing of the Company's complaint on February 1, 1999 in the Supreme Court of the State of New York, New York County. In its two complaints and its counterclaims, Parachute alleges that the exercise of contractual remedies by the Company was improper and seeks declaratory relief and unspecified damages for, among other claims, alleged breaches of contract and acts of unfair competition. Damages sought by Parachute include the payment of the total of approximately $36.1 of advances over the term of the contract, of which approximately $15.3 had been paid at the time the first Parachute litigation began

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

and payment of royalties set-off by Scholastic against amounts claimed by the Company. On July 21, 2000, the Company and Parachute each filed motions for partial summary judgment in the pending state court cases and on May 18, 2001, each party filed motions for summary judgment in the federal court case. The Company is seeking declaratory relief and damages for, among other claims, breaches of contract, fraud and acts of unfair competition. Damages sought by the Company include repayment by Parachute of a portion of the $15.3 advance already paid. The Company intends to vigorously defend its position in these proceedings. The Company does not believe that this dispute will have a material adverse effect on its financial condition.

In addition to the above actions, various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations

6.       COMPREHENSIVE INCOME

The following table sets forth comprehensive income for the periods indicated:

                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
===========================================================================================================================
NOVEMBER 30,                                            2001               2000             2001               2000
===========================================================================================================================
Net income                                            $ 66.5             $  56.3           $ 29.5           $  45.7

Other comprehensive (loss)/income:
   Foreign currency translation adjustment
      net of provision for income taxes                 (1.9)               (2.2)             0.8              (4.0)
---------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                  $ 64.6             $  54.1           $ 30.3           $  41.7
===========================================================================================================================

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

7.       EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated to give effect to potentially dilutive stock options and Debentures that were outstanding during the period. The following table, which reflects the impact of the Company's 2-for-1 Stock Split effective January 16, 2001 (see Note 10), summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations for the periods indicated:

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
=============================================================================================================================
NOVEMBER 30,                                                2001              2000             2001              2000
=============================================================================================================================
Net income for basic EPS                                   $ 66.5            $ 56.3          $  29.5            $ 45.7
  Dilutive effect of Debentures                               0.9               0.9              1.8               1.8
-----------------------------------------------------------------------------------------------------------------------------
Adjusted net income for diluted EPS                        $ 67.4            $ 57.2          $  31.3            $ 47.5
=============================================================================================================================

Weighted average Class A and Common
   Shares outstanding for basic EPS                          35.4              34.6             35.3              34.3
   Dilutive effect of shares issued pursuant to
      employee stock plans                                    1.6               1.3              1.5               1.2
   Dilutive effect of Debentures                              2.9               2.9              2.9               2.9
-----------------------------------------------------------------------------------------------------------------------------

Adjusted weighted average Class A and
   Common Shares for diluted EPS
      outstanding                                            39.9              38.8             39.7              38.4
=============================================================================================================================

Earnings per Class A and Common Share:

Earnings before cumulative effect of
   accounting change
   Basic                                                   $ 1.88            $ 1.63          $  0.98            $ 1.33
   Diluted                                                 $ 1.69            $ 1.48          $  0.92            $ 1.24

Cumulative effect of accounting change
   (net of income taxes)
   Basic                                                     -                 -             $ (0.14)             -
   Diluted                                                   -                 -             $ (0.13)             -

Net income
   Basic                                                   $ 1.88            $ 1.63          $  0.84            $ 1.33
   Diluted                                                 $ 1.69            $ 1.48          $  0.79            $ 1.24
=============================================================================================================================

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

8.       GOODWILL AND OTHER INTANGIBLES

Effective as of June 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise. During the quarter ended November 30, 2001, the Company completed the required transitional impairment review of goodwill. This review required the Company to estimate the fair value of its identified reporting units as of June 1, 2001. For each of the reporting units, the estimated fair value was determined utilizing the expected present value of the future cash flows of the units. In all instances, the estimated fair value of the reporting units exceeded their book values and therefore no write-down of goodwill was required as of November 30, 2001.

The following table reflects unaudited pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on June 1, 2000:

                                                                          SIX MONTHS ENDED NOVEMBER 30,
==============================================================================================================
                                                                            2001                 2000
==============================================================================================================
Net income, as reported                                                   $ 29.5               $ 45.7
Add back: amortization expense, net of tax                                   -                    4.0
--------------------------------------------------------------------------------------------------------------
Pro forma net income                                                      $ 29.5               $ 49.7

Basic net income per Class A and Common Share:
  As reported                                                             $ 0.84               $ 1.33
  Pro forma                                                               $ 0.84               $ 1.45
Diluted net income per Class A and Common Share:
  As reported                                                             $ 0.79               $ 1.24
  Pro forma                                                               $ 0.79               $ 1.34
==============================================================================================================

The following table summarizes the activity in Goodwill for the periods indicated:

====================================================================================================================
                                                SIX MONTHS ENDED       TWELVE MONTHS ENDED      SIX MONTHS ENDED
                                                NOVEMBER 30, 2001         MAY 31, 2001         NOVEMBER 30, 2000
====================================================================================================================
Beginning balance                                   $ 221.9                  $   63.5              $   63.5
Additions due to acquisitions                           4.1                     169.9                 158.4
Amortization                                            -                       (10.3)                 (4.8)
Other, principally translation adjustments              0.4                      (1.2)                 (1.0)
--------------------------------------------------------------------------------------------------------------------
TOTAL                                               $ 226.4                   $ 221.9               $ 216.1
====================================================================================================================

The following table summarizes Other intangibles subject to amortization at the dates indicated:

==============================================================================================================
                                               NOVEMBER 30, 2001          MAY 31, 2001    NOVEMBER 30, 2000
==============================================================================================================
Customer lists                                        $ 2.2                   $ 2.2             $ 2.2
Accumulated amortization                               (1.6)                   (1.3)             (0.6)
--------------------------------------------------------------------------------------------------------------
Net customer lists                                    $ 0.6                   $ 0.9             $ 1.6

Other intangibles                                       2.2                     2.2               2.2
Accumulated amortization                               (1.4)                   (1.3)             (1.2)
--------------------------------------------------------------------------------------------------------------
Net other intangibles                                 $ 0.8                   $ 0.9             $ 1.0
--------------------------------------------------------------------------------------------------------------
TOTAL                                                 $ 1.4                   $ 1.8             $ 2.6
==============================================================================================================

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

================================================================================

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

==============================================================================================================
                                                NOVEMBER 30, 2001        MAY 31, 2001   NOVEMBER 30, 2000
==============================================================================================================
Net carrying value by major class:
 Titles                                               $ 28.7                 $ 28.7           $ 29.3
 Licenses                                               17.2                   17.2             17.5
 Major sets                                             11.4                   11.4             11.6
 Trademarks and Other                                    2.8                    2.8              3.0
--------------------------------------------------------------------------------------------------------------
TOTAL                                                 $ 60.1                 $ 60.1           $ 61.4
==============================================================================================================

Amortization expense for Other intangibles totaled $0.2 and $0.4 for the three and six months ended November 30, 2001, respectively, and $1.1 and $2.1 for the three and six months ended November 30, 2000, respectively. Amortization expense for the twelve months ended May 31, 2001 totaled $3.9.

9.       CUMULATIVE EFFECT OF ACCOUNTING CHANGE

On June 1, 2001, the Company adopted Statement of Position No. 00-2 ("SOP 00-2"), "Accounting by Producers and Distributors of Films," which replaced SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." SOP 00-2 provides that film costs should be accounted for under an inventory model and discusses various topics such as revenue recognition and accounting for exploitation costs and impairment assessment. In addition, SOP 00-2 establishes criteria for which revenues should be included in the Company's ultimate revenue projections.

The Company recognizes revenue from its film licensing arrangements when the film is complete and delivered, the license period has begun, the fee is fixed or determinable and collection is reasonably assured. Costs of producing film and acquiring film distribution rights are capitalized and amortized using the individual-film-forecast method. This method amortizes such residual costs in the same ratio that current period revenue bears to estimated remaining unrecognized revenue as of the beginning of the fiscal year. All exploitation costs are expensed as incurred. As a result of the adoption of SOP 00-2, the Company recorded a charge of $5.2, net of tax, in the first quarter of fiscal 2002, to reduce the carrying value of its film production costs. This charge is reflected in the Company's condensed consolidated statements of operations as a cumulative effect of accounting change and is attributed entirely to the Media, Licensing and Advertising segment. Management estimates that 100% of the costs of its unamortized films will be amortized over the next three years.

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

SCHOLASTIC CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

================================================================================

RESULTS OF OPERATIONS - CONSOLIDATED

Revenues for the quarter ended November 30, 2001 decreased 4.7% to $637.2 million from $668.3 million in the second quarter of the prior fiscal year. In the year ago quarter, Scholastic benefited from strong sales of HARRY POTTER titles, which provided approximately $70 million in revenues for the quarter ended November 30, 2000, as compared to approximately $45 million in the current year quarter. In addition, the planned elimination of less profitable programs in the direct-to-home continuity business contributed to a decrease of $13.4 million in revenues to $53.6 million for the quarter ended November 30, 2001, as compared to revenues of $67.0 million in the year ago quarter. Partially offsetting these anticipated revenue declines was an increase in school-based book fair revenues of $14.5 million. For the six months ended November 30, 2001, revenues decreased 8.5% to $943.3 million from $1,030.4 million in the prior year period. In the year ago period the Company benefited from the successful release of HARRY POTTER AND THE GOBLET OF FIRE and strong domestic trade sales of the HARRY POTTER titles of approximately $170 million as compared to approximately $55 million in the current fiscal period.

Cost of goods sold as a percentage of revenues decreased to 40.8% in the quarter ended November 30, 2001 from 42.6% in the prior year quarter. This improvement was primarily attributable to the Company's April 2001 strategic decision not to update SCHOLASTIC LITERACY PLACE(R). The resulting $72.9 million charge included the write-off of prepublication costs, thereby reducing amortization expense included in cost of product in the current quarter and in the six-month period. For the six months ended November 30, 2001, cost of goods as a percentage of sales improved to 43.7% from 45.6% in the prior year period, primarily as a result of the reduced prepublication amortization.

Selling, general and administrative expenses, as a percentage of revenues, improved modestly to 37.0% for the quarter ended November 30, 2001 compared to 37.4% in the year ago quarter primarily as a result of the Company's ongoing cost savings program. For the six-month period ended November 30, 2001, selling, general and administrative expenses as a percentage of revenues increased to 42.8% from 40.1% in the prior fiscal year period. This increase reflects the impact of decreased HARRY POTTER revenues of approximately $115 million, partially offset by the benefit of the Company's ongoing cost savings program of approximately $15 million.

Bad debt expense increased slightly to $21.1 million, or 3.3% of revenue, for the quarter ended November 30, 2001, as compared to $20.5 million, or 3.1% of revenue, in the prior year quarter. For the six months ended November 30, 2001, bad debt expense increased to $40.6 million, or 4.3% of revenue, as compared to $32.4 million, or 3.1% of revenue, in the prior year period. The increase was due primarily to the inclusion in the current period of three additional weeks of the direct-to-home continuity business, which has lower collection rates than the Company's other businesses.

Depreciation for the quarter ended November 30, 2001 increased to $8.3 million from $7.1 million in the prior year quarter. For the six months ended November 30, 2001, depreciation increased to $15.9 million from $13.3 million in the prior year period. These increases are a result of depreciation on projects recently placed in service including information technology initiatives.

SCHOLASTIC CORPORATION

ITEM 2. MD&A

================================================================================

Goodwill and other intangibles amortization reflects reductions of $4.2 million and $6.5 million in the quarter and the six-month periods ended November 30, 2001, respectively, related to the Company's adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Under SFAS 142, the Company is required to take an impairment-only approach to amortizing goodwill and other intangible assets with indefinite lives which accordingly reduced amortization expense. (See Note 8 in the Notes to Condensed Consolidated Financial Statements.)

The resulting operating income for the quarter ended November 30, 2001 grew over the prior year quarter by $10.8 million to $112.2 million, or 17.6% of revenue, as compared to $101.4 million, or 15.2% of revenue, in the prior year quarter. For the six months ended November 30, 2001, operating income decreased to $70.5 million, or 7.5% of revenue, compared to $94.6 million, or 9.2% of revenue, in the prior fiscal year.

Net interest expense decreased by $5.3 million to $8.2 million in the current fiscal quarter from $13.5 million in the year ago quarter, due primarily to lower interest rates. For the six-month period ended November 30, 2001, net interest expense decreased to $16.3 million from $23.2 million in the year ago period, due primarily to lower interest rates.

In the first quarter of fiscal 2002, the Company adopted Statement of Position No. 00-2 ("SOP 00-2"), "Accounting by Producers and Distributors of Films." As a result of the adoption of SOP 00-2, the Company recorded an after-tax charge of $5.2 million, which is reflected as a cumulative effect of accounting change. (See Note 9 in the Notes to Condensed Consolidated Financial Statements.)

Net income for the second fiscal quarter increased 18.1% to $66.5 million, or $1.69 per diluted share, compared to $56.3 million, or $1.48 per diluted share, in the prior year quarter. For the six months ended November 30, 2001, net income decreased to $29.5 million, or $0.79 per diluted share, from $45.7 million, or $1.24 per diluted share, in the prior year. The effect of the SOP 00-2 charge on net income was $5.2 million, or $0.13 per diluted share.

RESULTS OF OPERATIONS - SEGMENTS

CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION

The Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment includes the publication and distribution of children's books in the United States through school-based book clubs, school-based and direct-to-home continuity programs, school-based book fairs and the trade channel. The direct-to-home continuity and trade businesses formerly operated by Grolier are incorporated in this segment from June 22, 2000, the date on which Grolier was acquired.

SCHOLASTIC CORPORATION

ITEM 2. MD&A

================================================================================

(IN MILLIONS)                              THREE MONTHS ENDED                         SIX MONTHS ENDED
====================================================================================================================
NOVEMBER 30,                           2001                  2000                 2001                 2000
====================================================================================================================
Revenue                             $ 426.8               $ 446.7               $ 567.9              $ 652.1
Operating profit                      102.8                 111.8                  75.0                118.1
--------------------------------------------------------------------------------------------------------------------
OPERATING MARGIN                       24.1%                 25.0%                 13.2%                18.1%

The following table highlights the results of the direct-to-home continuity business included in the Children's Book Publishing and Distribution segment, formerly operated by Grolier, from June 22, 2000, the date on which Grolier was acquired.

(IN MILLIONS)                       THREE MONTHS ENDED                         SIX MONTHS ENDED
=============================================================================================================
NOVEMBER 30,                     2001                 2000                 2001                 2000
=============================================================================================================
Revenue                          $ 53.6             $ 67.0               $ 110.4              $ 103.9
Operating profit                    5.8                5.2                  10.3                  6.2
-------------------------------------------------------------------------------------------------------------
OPERATING MARGIN                   10.8%               7.8%                  9.3%                 6.0%

Revenues in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment for the quarter ended November 30, 2001 decreased 4.5% to $426.8 million compared to $446.7 million in the prior fiscal year quarter. This decline in revenues related principally to lower trade sales of approximately $25 million due to the effect of the strong prior year sales of HARRY POTTER titles. The decrease in trade revenues for the quarter was partially offset by revenue increases of $14.5 million in school-based book fairs and $5.6 million in school-based book clubs over the prior fiscal year quarter. Sales growth for school-based book fairs reflects continued growth in revenue per fair and fair count, which benefited from the July 2001 acquisition of Troll Book Fairs. Additionally, in the quarter ended November 30, 2001, revenues for the Company's direct-to-home continuity business decreased approximately 20%, or $13.4 million, to $53.6 million when compared to the prior year, reflecting the planned elimination of less profitable programs. Excluding the direct-to-home continuity business, segment revenues for the quarter decreased by $6.5 million to $373.2 million compared to the prior year quarter.

SCHOLASTIC CORPORATION

ITEM 2. MD&A

================================================================================

Operating profit for the quarter decreased $9.0 million to $102.8 million compared to $111.8 million in the prior year. The decrease in trade results of $20.0 million was partially offset by increased operating profits of $8.4 million in school-based book fairs and $2.0 million in school-based book clubs as compared to the prior year quarter. Operating profit for the Company's direct-to-home continuity business increased in the current year quarter to $5.8 million from $5.2 million in the prior year quarter reflecting lower revenues offset by higher operating margins. Segment operating margins for the quarter decreased from 25.0% to 24.1%, due primarily to a decrease in trade margins related to the decrease in HARRY POTTER revenues.

Revenues for the six-month period ended November 30, 2001 decreased $84.2 million to $567.9 million compared to $652.1 million in the year ago period. This decrease was due to a decline in trade sales of $111.5 million reflecting strong prior year sales of HARRY POTTER titles, including the release in the summer of 2000 of HARRY POTTER AND THE GOBLET OF FIRE, of approximately $170 million in the year ago period compared to approximately $55 million of sales in the current year. This decrease was partially offset by revenue increases of $12.9 million and $7.3 million in school-based book fairs and school-based book clubs, respectively, as compared to the prior year period. Revenues from the direct-to-home continuity business increased $6.5 million to $110.4 million from $103.9 million in the prior period. This increase reflects the impact of three weeks of additional direct-to-home revenues in the current year of $17.8 million from Grolier's direct-to-home business, partially offset by the revenue decrease from the elimination of less profitable continuity programs. Excluding the direct-to-home continuity business, segment revenue decreased by $90.7 million to $457.5 million from $548.2 million in the prior year period.

Segment operating profit for the six-month period ended November 30, 2001 decreased $43.1 million to $75.0 million, as compared to $118.1 million for the prior year period. This decrease reflects the impact of the reduced HARRY POTTER sales discussed above. Segment operating margin for the six-month period decreased to 13.2% from 18.1% of revenue in the prior year period, also primarily due to the decrease in HARRY POTTER sales. Operating profit for the direct-to-home continuity business for the six-month period increased to $10.3 million (9.3% of revenue), from $6.2 million (6.0% of revenue) in the prior year period. Excluding the direct-to-home continuity business, segment operating profit for the six-month period decreased to $64.7 million (14% of revenue) from $111.9 million (20% of revenue) in the prior year period.

EDUCATIONAL PUBLISHING

The Company's EDUCATIONAL PUBLISHING segment includes the publication and distribution to schools and libraries of supplemental and core materials, classroom magazines, and print and on-line reference and non-fiction products for grades K to 12 in the United States. The reference and non-fiction business formerly operated by Grolier is included in this segment from June 22, 2000, the date on which Grolier was acquired.

(IN MILLIONS)                             THREE MONTHS ENDED                          SIX MONTHS ENDED
====================================================================================================================
NOVEMBER 30,                           2001                  2000                 2001                 2000
====================================================================================================================
Revenue                               $73.7                $ 74.9                $165.0              $ 166.8
Operating profit (loss)                11.5                  (6.3)                 26.9                  6.4
--------------------------------------------------------------------------------------------------------------------
OPERATING MARGIN                       15.6%                  *                    16.3%                 3.8%

* - NOT MEANINGFUL

SCHOLASTIC CORPORATION

ITEM 2. MD&A

================================================================================

Revenues in the EDUCATIONAL PUBLISHING segment for the quarter ended November 30, 2001 decreased modestly to $73.7 million, compared to $74.9 million in the comparable quarter of the prior year. For the six-month period ended November 30, 2001, revenues decreased slightly to $165.0 million, compared to $166.8 million in the comparable prior year period. The decrease is due to lower sales of SCHOLASTIC LITERACY PLACE(R) of $11.7 million related to the Company's decision to exit the basal textbook market combined with lower sales of other core products of $5.5 million. These decreases were partially offset by increased sales of paperback reading collections and supplemental curriculum of approximately $12 million combined with the impact of three additional weeks of Grolier reference and non-fiction revenues in the current year of $4.1 million.

Operating profit for this segment for the second quarter increased by $17.8 million over the comparable quarter of the prior year, primarily due to reduced prepublication costs, lower marketing and promotion costs, and lower inventory reserve levels of $9.2 million, $2.1 million and $2.0 million, respectively. These reductions were principally related to the exit from the basal textbook market. For the six-month period ended November 30, 2001, operating profit improved by $20.5 million over the comparable prior year period, primarily due to reduced prepublication costs.

MEDIA, LICENSING AND ADVERTISING

The Company's MEDIA, LICENSING AND ADVERTISING segment includes the production and/or distribution in the United States of software, Internet services and the production and/or distribution by and through the Company's subsidiary, Scholastic Entertainment Inc. ("SEI"), of programming and consumer products (including children's television programming, videos, software, feature films, promotional activities and non-book merchandise). The software business formerly operated by Grolier is included in this segment from June 22, 2000, the date on which Grolier was acquired.

(IN MILLIONS)                             THREE MONTHS ENDED                          SIX MONTHS ENDED
====================================================================================================================
NOVEMBER 30,                           2001                  2000                 2001                 2000
====================================================================================================================
Revenue                              $ 47.2                $ 52.7                $ 65.9               $ 65.8
Operating profit (loss)                 0.0                   0.2                  (8.5)               (10.3)
--------------------------------------------------------------------------------------------------------------------
OPERATING MARGIN                        *                     0.4%                  *                    *

* - NOT MEANINGFUL

MEDIA, LICENSING AND ADVERTISING revenues decreased $5.5 million to $47.2 million for the quarter ended November 30, 2001 compared to $52.7 million in the prior year quarter. The revenue decrease is primarily attributable to the prior year SEI revenue of $4.0 million related to the syndication of THE MAGIC SCHOOL BUS series and decreased consumer magazine advertising revenue of $1.7 million. For the six-month period, segment revenues were flat at $65.9 million versus $65.8 million in the prior year.

For the quarter ended November 30, 2001, segment operating profit decreased to breakeven from $0.2 million in the prior year quarter. The results for the quarter reflect a decrease in SEI operating profit of $2.0 million, primarily due to the film revenue decrease, offset by a decrease of $1.8 million in Internet development spending. For the six-month period, operating loss decreased $1.8 million to $8.5 million primarily reflecting a decrease of $2.5 million in Internet development spending.

SCHOLASTIC CORPORATION

ITEM 2. MD&A

================================================================================

INTERNATIONAL

The INTERNATIONAL segment includes the publication and distribution of products and services outside the United States by the Company's international operations and its domestic export and foreign rights businesses. The international businesses formerly operated by Grolier are included in this segment from June 22, 2000, the date on which Grolier was acquired.

(IN MILLIONS)                              THREE MONTHS ENDED                          SIX MONTHS ENDED
====================================================================================================================
NOVEMBER 30,                           2001                  2000                 2001                 2000
====================================================================================================================
Revenue                              $ 89.5                $ 94.0               $ 144.5              $ 145.7
Operating profit                        8.7                  11.3                   5.3                  9.5
--------------------------------------------------------------------------------------------------------------------
OPERATING MARGIN                        9.7%                 12.0%                  3.7%                 6.5%

INTERNATIONAL revenues decreased by $4.5 million to $89.5 million for the quarter ended November 30, 2001, from $94.0 million in the year ago quarter. This decrease is due primarily to lower revenues in Canada and the United Kingdom of $3.3 million and $1.3 million, respectively. International revenues for the six months ended November 30, 2001 were flat at $144.5 million as compared to $145.7 million in the prior year period. Revenues for the current year-to-date period were positively impacted by three additional weeks of Grolier business revenues of $6.2 million. This benefit was offset by lower revenues in the United Kingdom and Canada of $3.7 million and $3.1 million, respectively.

For the quarter ended November 30, 2001, operating profit decreased $2.6 million to $8.7 million from $11.3 million in the prior year quarter. The decrease is due primarily to lower operating profits in Canada and the United Kingdom of approximately $3.0 million resulting from lower revenues. For the six months ended November 30, 2001, operating profit decreased by $4.2 million to $5.3 million as compared to the prior year. This decrease is primarily the result of lower operating profit in Canada and the United Kingdom.

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

SCHOLASTIC CORPORATION

ITEM 2. MD&A

================================================================================

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $2.4 million during the six-month period ended November 30, 2001, compared to an increase of $3.7 million during the comparable period in the prior year.

Cash flow provided from operations was $5.8 million for the six-month period ended November 30, 2001, resulting from net income adjusted for non-cash charges of $124.5 million, partially offset by net working capital changes of $118.7 million.

Cash outflows for investing activities were $86.7 million for the six-month period as compared to $479.3 in the prior year period, due to the acquisition of Grolier in the prior year. The spending for the six months ended November 30, 2001 principally consisted of capital expenditures, prepublication costs, royalty advances, production costs and business acquisitions. Capital expenditures, including capitalized interest, totaled $32.6 million for the six months ended November 30, 2001, increasing $1.4 million from the year ago period. Prepublication expenditures increased $4.6 million to $25.2 million in the six-month period. Payments for royalty advances increased to $18.3 million in the six-month period from $13.2 million in the prior year six-month period.

The Company believes its existing cash position, combined with funds generated from operations and available under the amended Loan Agreement and the Revolver, will be sufficient to finance its ongoing working capital requirements for the balance of fiscal 2002.

FINANCING

In connection with the June 22, 2000 acquisition of Grolier for $400.0 million, the Company has outstanding $350.0 million under an unsecured credit facility established in connection with the acquisition, which expires June 21, 2002 (the "Grolier Facility"). The weighted average interest rate under the Grolier Facility at November 30, 2001 was 3.1%. The Company does not anticipate any difficulty in extending the Grolier Facility or finding alternative financing prior to the expiration of the facility.

The Company maintains two unsecured credit facilities, the Loan Agreement and the Revolver, which provide for aggregate borrowings of up to $210.0 million (with a right, in certain circumstances, to increase to $240.0 million), including the issuance of up to $10.0 million in letters of credit. Both the Loan Agreement and the Revolver expire on August 11, 2004. The Company uses these facilities primarily to fund seasonal cash flow needs and other working capital requirements. At November 30, 2001, the Company had $56.0 million in borrowings outstanding under these facilities at a weighted average interest rate of 3.5%.

In addition, unsecured lines of credit available to the Company's international subsidiaries totaled $52.6 million at November 30, 2001. These lines are used primarily to fund local working capital needs. At November 30, 2001, $31.1 million in borrowings were outstanding under these lines of credit at a weighted average interest rate of 6.4%.

SCHOLASTIC CORPORATION

ITEM 2. MD&A

================================================================================

On November 29, 2001, the Company announced that on January 11, 2002, it would redeem all of its outstanding 5% Convertible Subordinated Debentures due August 15, 2005 (the "Debentures"). As of January 11, 2002, $109.8 million of the Debentures were converted into 2.9 million shares of common stock, and $0.2 million were redeemed for cash.

ACQUISITIONS

On June 22, 2000, the Company acquired the capital stock of Grolier for $400.0 million in cash, and in July 2001, the Company acquired certain assets of Troll Book Fairs, Inc. On December 21, 2001, the Company acquired for $9.0 million in cash, assets of Tom Snyder Productions Inc., a leading developer and publisher of interactive educational software. In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such opportunities and prospects.

FORWARD LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements, which are subject to various risks and uncertainties, including the conditions of the children's book and instructional materials markets and acceptance of the Company's products within those markets and other risks and factors identified in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2001.

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

Market risks relating to the Company's operations result primarily from changes in interest rates. Approximately two-thirds of the Company's debt bears interest at a variable rate and is sensitive to changes in interest rates. The Company is subject to the risk that market interest rates will increase and thereby increase the interest rates currently being charged under the variable rate debt. The Company does not currently utilize any interest rate derivative instruments to manage its exposure to interest rate changes.

As of November 30, 2001, the balance outstanding under its variable rate facilities was $438.7 million, at a weighted average interest rate of 3.4%. A 15% increase or decrease in the average cost of the Company's variable rate debt under the various facilities at November 30, 2001 would impact the Company's pre-tax results of operations and cash flows by approximately $2.2 million annually.

                           PART II - OTHER INFORMATION

SCHOLASTIC CORPORATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

================================================================================

The Annual Meeting of Stockholders of the Company was held on September 20, 2001. The following sets forth the results of the proposals presented at the Annual Meeting voted upon by the stockholders of the Company entitled to vote thereon:

Holders of the 1,656,200 shares of Class A Stock (comprising all outstanding shares of Class A Stock) unanimously voted in favor of:

     o Electing Richard Robinson, Rebeca M. Barrera, Helen V. Benham, Ramon Cortines, Charles T. Harris III, Andrew S. Hedden, Mae C. Jemison, Peter M. Mayer, Augustus K. Oliver and Richard M. Spaulding as directors to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified;

     o Ratifying the appointment of Ernst & Young as independent auditors for the fiscal year ending May 31, 2002; and

     o    Approving the Scholastic Corporation 2001 Stock Incentive Plan.

Holders of the Common Stock elected the following three nominees as directors to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. Votes cast by holders of the Common Stock were as follows:

         NOMINEE                       FOR                            WITHHELD
         John L. Davies             26,942,739                         387,533

         Linda Keene                26,944,896                         385,376

         John G. McDonald           26,930,954                         399,316

SCHOLASTIC CORPORATION

ITEM 5. OTHER INFORMATION

================================================================================

The following persons constitute the current executive officers of the Registrant superceding the information reported under Part III, Item 10, Directors and Officers of the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001:

NAME                            AGE           EMPLOYED BY       POSITION(S) FOR PAST FIVE YEARS
                                           REGISTRANT SINCE
Richard Robinson                 64              1962           Chairman of the Board (since 1982), President (since
                                                                1974) and Chief Executive Officer (since 1975).

Kevin J. McEnery                 53              1993           Executive Vice President and Chief Financial Officer
                                                                (since 1995).

Deborah A. Forte                 48              1984           Executive Vice President (since 1996), Divisional
                                                                President, Scholastic Entertainment Inc. (since 2001),
                                                                and Division Head, Scholastic Entertainment Inc.
                                                                (1995-2001).

Donna M. Iucolano                38              2000           Executive Vice President (since 2000), Divisional
                                                                President, Scholastic Internet Group (since 2001),
                                                                Executive Vice President, Scholastic Internet Group
                                                                (2000-2001); and prior to joining the Company, positions
                                                                including Senior Vice President (2000) and Vice
                                                                President (1998-2000) at 1-800-FLOWERS.COM (1994-2000).

Barbara A. Marcus                50              1983           Executive Vice President (since 1991), Divisional
                                                                President, Children's Book Publishing Group (since 1999)
                                                                and Executive Vice President, Children's Book Publishing
                                                                and Distribution (1991-1999).

Margery W. Mayer                 49              1990           Executive Vice President (since 1990), Divisional
                                                                President, Educational Publishing (since 2001), Executive
                                                                Vice President, Learning Ventures (since 1998) and
                                                                Instructional Publishing and Scholastic School Group
                                                                (1990-1997).

Hugh Roome                       50              1991           Executive Vice President (since 1996), Divisional
                                                                President, International (since 2001), Executive Vice
                                                                President, International (2000-2001) and Senior Vice
                                                                President, Magazine Group (1993-1996).



SCHOLASTIC CORPORATION

ITEM 5. OTHER INFORMATION

=========================================================================================================================

NAME                             AGE          EMPLOYED BY       POSITION(S) FOR PAST FIVE YEARS
                                           REGISTRANT SINCE
Richard M. Spaulding             64              1960           Director (since 1974) and Executive Vice President,
                                                                Marketing (since 1974).

Judith A. Corman                 63              1999           Senior Vice President, Corporate Communications and Media
                                                                Relations (since 1999); and prior to joining the Company,
                                                                Senior Vice President at Lerer & Montgomery (1994-1999).

Charles B. Deull                 42              1995           Senior Vice President (since 1995), General Counsel (since
                                                                1999), Senior Vice President, Legal and Business Affairs
                                                                (1995-1999) and Corporate Secretary (since 1996).

Ernest M. Fleishman              64              1989           Senior Vice President, Education and Corporate Relations
                                                                (since 1989).

Beth Ford                        37              2000           Senior Vice President, Global Operations (since 2000); and
                                                                prior to joining the Company, Director, Supply Chain at
                                                                Pepsi Bottling Group/Pepsico (1997-2000) and Director,
                                                                Operations at Preseco Company (1996-1997).

Maurice Greenfield               58              1999           Senior Vice President and Chief Information Officer (since
                                                                1999); and prior to joining the Company, Vice President,
                                                                MIS at National Broadcasting Company (1985-1999).

Larry V. Holland                 42              1994           Senior Vice President, Corporate Human Resources and
                                                                Employee Services (since 1997) and Vice President, Human
                                                                Resources (1994-1997).

Helen V. Benham                  52              1974           Director (since 1992) and Corporate Vice President, Early
                                                                Childhood Advisor (since 1996).

Karen A. Maloney                 44              1997           Vice President and Corporate Controller (since 1998),
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

SCHOLASTIC CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

================================================================================


(a) Exhibits:


               EXHIBIT
               NUMBER              DESCRIPTION OF DOCUMENT
               -------             -----------------------

                10.20 Amendment No. 1 dated September 20, 2001 to the 1997 Outside Directors' Stock Option Plan (Amended and Restated as of May 25, 1999)

(b) Reports on Form 8-K

                                   A current report on Form 8-K was filed on November 30, 2001, noticing the Company's announcement of its decision to redeem on January 11, 2002 all of its outstanding 5% Convertible Subordinated Notes due August 15, 2005 at a redemption price of 100% of the principal amount thereof, in accordance with the Indenture under which the Notes were issued.

--------------------------------------------------------------------------------

SCHOLASTIC CORPORATION

SIGNATURES

================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SCHOLASTIC CORPORATION
                                             (Registrant)


Date: January 14, 2002                       /s/ Richard Robinson
                                             -----------------------------------
                                             Richard Robinson
                                             CHAIRMAN OF THE BOARD,
                                             PRESIDENT, CHIEF EXECUTIVE
                                             OFFICER AND DIRECTOR


Date: January 14, 2002                       /s/ Kevin J. McEnery
                                             -----------------------------------
                                             Kevin J. McEnery
                                             EXECUTIVE VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER

SCHOLASTIC CORPORATION
CURRENT REPORT ON FORM 10-Q, DATED NOVEMBER 30, 2001
EXHIBITS INDEX

================================================================================

                                                                  PAGE NUMBER IN
    EXHIBIT                                                        SEQUENTIALLY
     NUMBER        DESCRIPTION OF DOCUMENT                         NUMBERED COPY
    -------        -----------------------                        --------------

 Exhibit 10.20     Amendment No. 1 dated September 20, 2001 to          E-1
                   the 1997 Outside Directors' Stock Option Plan
                   (Amended and Restated as of May 25, 1999)