Form 10-Q
period 2002-02-28
SCHOLASTIC CORP
filed 2002-04-15
CIK 866729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002     Commission File No. 0-19860



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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Title                            Number of shares outstanding
             of each class                            as of March 29, 2002
             -------------                            --------------------

     Common Stock, $.01 par value                            37,251,690
     Class A Stock, $.01 par value                            1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002
INDEX

-------------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                                                            PAGE

         Item 1. Financial Statements

                  Condensed Consolidated Statements of Operations for the Three and
                  Nine Months Ended February 28, 2002 and 2001                                             1

                  Condensed Consolidated Balance Sheets at February 28, 2002
                  and 2001, and May 31, 2001                                                               2

                  Condensed Consolidated Statements of Cash Flows for the Nine Months
                  Ended February 28, 2002 and 2001                                                         3

                  Notes to Condensed Consolidated Financial Statements                                     4

         Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               18

         Item 3. Quantitative and Qualitative Disclosures about Market Risk                               29

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                                                        30

         Item 6. Exhibits and Reports on Form 8-K                                                         31

SIGNATURES                                                                                                32

-------------------------------------------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SCHOLASTIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)


============================================================================================================

                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                FEBRUARY 28,             FEBRUARY 28,
============================================================================================================
                                                            2002        2001         2002           2001
============================================================================================================
REVENUES                                                $   432.7   $   433.0   $   1,376.0    $   1,463.4

Operating costs and expenses:
   Cost of goods sold                                       190.5       199.7         602.8          669.5
   Selling, general and administrative expenses             194.9       187.3         598.4          600.6
   Bad debt expense                                          11.0        19.9          51.6           52.3
   Depreciation                                               9.5         6.3          25.4           19.6
   Goodwill and other intangibles amortization                0.2         3.5           0.6           10.5
------------------------------------------------------------------------------------------------------------

TOTAL OPERATING COSTS AND EXPENSES                          406.1       416.7       1,278.8        1,352.5

Operating income                                             26.6        16.3          97.2          110.9

Interest expense, net                                         7.9        10.5          24.3           33.7
------------------------------------------------------------------------------------------------------------

Income before income taxes and cumulative
   effect of accounting change                               18.7         5.8          72.9           77.2

Provision for income taxes                                    6.8         2.1          26.2           27.8
------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting
   change                                                    11.9         3.7          46.7           49.4

Cumulative effect of accounting change
    (net of income taxes)                                    --          --            (5.2)          --
------------------------------------------------------------------------------------------------------------

NET INCOME                                              $    11.9   $     3.7   $      41.5    $      49.4
============================================================================================================

Net income per Class A and Common Share:

   Basic                                                $     0.32  $     0.11  $       1.15   $       1.43
   Diluted                                              $     0.31  $     0.10  $       1.09   $       1.34
============================================================================================================

============================================================================================================

SEE ACCOMPANYING NOTES


SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

==================================================================================================================
                                                          FEBRUARY 28, 2002   MAY 31, 2001   FEBRUARY 28, 2001
==================================================================================================================
                                                              (UNAUDITED)                      (UNAUDITED)
ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                                $     12.6      $     13.8      $     11.9
    Accounts receivable, net                                      233.9           220.7           242.8
    Inventories                                                   408.2           340.3           406.3
    Deferred promotion costs                                       42.8            44.0            46.7
    Deferred income taxes                                          87.6            89.3            58.4
    Prepaid and other current assets                               68.7            61.4            63.6
------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                        853.8           769.5           829.7

    Property, plant and equipment, net                            278.3           257.3           223.6
    Prepublication costs                                          109.5           103.3           138.6
    Production costs                                               11.6            13.8            13.2
    Goodwill                                                      235.3           221.9           213.9
    Other intangibles                                              61.3            61.9            62.9
    Other assets and deferred charges                              82.5            74.1            86.8
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                 $  1,632.3      $  1,501.8      $  1,568.7
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Lines of credit and current portion of
      long-term debt                                         $     77.9      $     23.3      $     22.4
    Accounts payable                                              136.1           157.3           136.3
    Accrued royalties                                              69.5            45.7            97.3
    Deferred revenue                                               34.4            12.1            29.6
    Other accrued expenses                                        127.1           136.5           132.0
------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                   445.0           374.9           417.6

  NONCURRENT LIABILITIES:
    Long-term debt                                                471.2           585.3           596.7
    Other noncurrent liabilities                                   48.1            47.9            48.1
------------------------------------------------------------------------------------------------------------------
      TOTAL NONCURRENT LIABILITIES                                519.3           633.2           644.8

  COMMITMENTS AND CONTINGENCIES                                    --              --              --

  STOCKHOLDERS' EQUITY:
    Preferred Stock, $1.00 par value                               --              --              --
    Class A Stock, $.01 par value                                   0.0             0.0             0.0
    Common Stock, $.01 par value                                    0.4             0.3             0.3
    Additional paid-in capital                                    365.3           233.7           236.7
    Deferred compensation                                          (0.5)           (0.2)           (0.2)
    Accumulated other comprehensive loss                          (17.8)          (16.4)          (13.6)
    Retained earnings                                             320.6           279.1           292.2
    Less shares of Common Stock held in treasury                   --              (2.8)           (9.1)
------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                               668.0           493.7           506.3
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  1,632.3      $  1,501.8      $  1,568.7
==================================================================================================================

==================================================================================================================
   SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(AMOUNTS IN MILLIONS)


====================================================================================================================

                                                                                          NINE MONTHS ENDED
                                                                                             FEBRUARY 28,
====================================================================================================================
                                                                                          2002         2001
====================================================================================================================

NET CASH PROVIDED BY OPERATING ACTIVITIES                                               $   65.5    $  135.4

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                              (46.5)      (49.6)
   Prepublication costs                                                                    (39.4)      (36.6)
   Royalty advances                                                                        (23.7)      (19.3)
   Acquisition-related payments                                                            (13.1)     (396.4)
   Production costs                                                                        (10.5)      (10.2)
   Other                                                                                     0.2        (4.4)
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (133.0)     (516.5)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

   Borrowings under Loan Agreement and Revolver                                            666.8       454.4
   Repayments of Loan Agreement and Revolver                                              (620.6)     (448.8)
   Borrowings under Grolier Facility                                                        --         350.0
   Repayment of Grolier Facility                                                          (300.0)       --
   Proceeds received from issuance of 5.75% Notes, net of related costs                    296.7        --
   Borrowings under lines of credit                                                        110.2        78.0
   Repayments of lines of credit                                                          (103.5)      (70.1)
   Proceeds pursuant to employee stock plans                                                17.1        21.8
   Other                                                                                    (0.4)       (1.3)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   66.3       384.0
--------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                        (1.2)        2.9

Cash and cash equivalents at beginning of period                                            13.8         9.0
--------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $   12.6    $   11.9
====================================================================================================================

====================================================================================================================

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
================================================================================

1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements consist of the accounts of Scholastic Corporation and its wholly-owned subsidiaries (the "Company"), which include the consolidated accounts of Grolier Incorporated ("Grolier") and its subsidiaries as of the date of acquisition on June 22, 2000 (See Note 2). These financial statements have not been audited, but reflect those adjustments consisting of normal recurring items which management considers necessary for a fair presentation of financial position, results of operations and cash flow. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Report on Form 10-K for the fiscal year ended May 31, 2001, as well as the Current Reports on Form 8-K dated July 7, 2000, as amended on September 5, 2000, February 8, 2001 and January 22, 2002, filed in connection with the acquisition of Grolier.

The Company's business is closely correlated to the school year. Consequently, the results of operations for the nine months ended February 28, 2002 and 2001 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the February 28, 2001 condensed consolidated balance sheet is included for comparative purposes.

The preparation of the financial statements, in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, which are necessary in order to form a basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates and assumptions. On an on-going basis, the Company evaluates its estimates which include, but are not limited to: collectability of accounts receivable; book returns; amortization periods; and recovery of inventories, deferred promotion costs, prepublication costs, royalty advances, production costs and long-lived assets.

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

The Grolier acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Grolier have been included in the Company's condensed consolidated results of operations since the date of acquisition. The assets and liabilities at the acquisition date were adjusted to their fair values, based upon an independent valuation, with the excess purchase price over the fair value assigned to goodwill. The valuation was finalized as of the end of fiscal 2001. With regard to any possible future adjustments to established liabilities, such adjustments will be included in the determination of net income.

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
         ================================================================

In connection with the Grolier acquisition, the Company established a plan for integrating Grolier's operations. Accordingly, the Company established liabilities of $17.7 relating primarily to severance, fringe benefits and related salary continuance, as well as certain exit costs associated with the integration and relocation of certain of Grolier's operational and administrative functions. This amount, originally estimated at $12.4, was increased at May 31, 2001 as the Company refined its estimate of the costs of the integration plan. As of February 28, 2002, $10.4 of these liabilities remained unpaid. Payment of these liabilities, which result from actions already taken, will be made over the next three years.

A summary of the fiscal 2002 activity in the established reserves is detailed in the following table:


============================================================================================================
                                               SEVERANCE AND
                                               RELATED COSTS          OTHER EXIT COSTS          TOTAL
============================================================================================================
Liability balance at May 31, 2001                   $ 11.5                   $ 3.2              $ 14.7
Fiscal year 2002 payments to date                     (3.9)                   (0.4)               (4.3)
------------------------------------------------------------------------------------------------------------
Liability at February 28, 2002                      $  7.6                   $ 2.8              $ 10.4
============================================================================================================

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
================================================================================

The following table reflects the unaudited pro forma results of operations of the Company, giving effect to the acquisition of Grolier as if it was consummated as of the first day of the nine-month period ended February 28, 2001, including the effect of increased interest expense on debt related to the acquisition. Additionally, the nine-month period ended February 28, 2001 reflects the adoption of SFAS No. 142 ("Goodwill and Other Intangible Assets"), which resulted in a pro forma reduction of amortization expense. This information does not necessarily reflect the actual results of operations that would have occurred had the purchase been made at the beginning of the period presented, nor is it necessarily indicative of future results of operations of the combined companies.


                                                                 NINE MONTHS ENDED FEBRUARY 28,
===================================================================================================
                                                                     2002             2001
===================================================================================================

Revenues                                                         $  1,376.0        $ 1,499.0

Net income before cumulative effect of accounting change         $     46.7        $    57.5
Net income                                                       $     41.5        $    57.5

Net income per Class A and Common Share:

Basic before cumulative effect of
   accounting change                                             $     1.30        $     1.66
Diluted before cumulative effect of
   accounting change                                             $     1.22        $     1.55
Basic net income                                                 $     1.15        $     1.66
Diluted net income                                               $     1.09        $     1.55

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
================================================================================

3. SEGMENT INFORMATION

The Company is a global children's publishing and media company with operations in the United States, the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong, India, Ireland, Argentina and Southeast Asia, and distributes its products and services through a variety of channels, including school-based book clubs, school-based book fairs, school-based and direct-to-home continuity programs, and trade.

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

o CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION includes the publication and distribution of children's books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel. The direct-to-home continuity and trade businesses formerly operated by Grolier are incorporated in this segment from June 22, 2000, the date on which Grolier was acquired.

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


                            CHILDREN'S
                               BOOK                     MEDIA,
                            PUBLISHING                LICENSING
                                AND      EDUCATIONAL     AND                    TOTAL
                           DISTRIBUTION  PUBLISHING   ADVERTISING  OVERHEAD(1) DOMESTIC INTERNATIONAL  CONSOLIDATED
====================================================================================================================
THREE MONTHS ENDED
FEBRUARY 28, 2002
====================================================================================================================
Revenues                     $  268.9   $   60.9    $   32.4    $    0.0    $    362.2   $   70.5   $    432.7
Bad debt (3)                      7.9        0.3         0.5         0.0           8.7        2.3         11.0
Depreciation                      1.7        0.5         1.4         4.8           8.4        1.1          9.5
Amortization (2)                  4.7        4.8         2.7         0.0          12.2        0.0         12.2
Royalty advances
  expensed                        5.0        0.2         0.0         0.0           5.2        0.0          5.2
Segment profit/(loss)(3)         43.1       (1.6)       (3.3)      (14.6)         23.6        3.0         26.6
Expenditures for
  long-lived assets (4)           9.8       16.5         7.9        11.5          45.7        0.9         46.6

====================================================================================================================
THREE MONTHS ENDED
FEBRUARY 28, 2001
====================================================================================================================

Revenues                     $  266.4   $   59.4    $   35.6    $    0.0    $    361.4   $   71.6   $    433.0
Bad debt                         17.0        0.4         0.7         0.0          18.1        1.8         19.9
Depreciation                      1.1        0.5         0.2         3.4           5.2        1.1          6.3
Amortization (2)                  4.9       12.4         6.7         0.1          24.1        1.0         25.1
Royalty advances
  expensed                        4.0        0.3         0.3         0.0           4.6        0.0          4.6
Segment profit/(loss)(3)         39.3       (7.8)       (3.3)      (14.2)         14.0        2.3         16.3
Expenditures for
  long-lived assets (4)          10.8       10.6         4.8        15.6          41.8        1.0         42.8

====================================================================================================================
NINE MONTHS ENDED
FEBRUARY 28, 2002
====================================================================================================================

Revenues                     $  836.9   $  225.9    $   98.3    $    0.0    $  1,161.1   $  214.9   $  1,376.0
Bad debt (3)                     43.2        0.9         1.9         0.0          46.0        5.6         51.6
Depreciation                      4.4        1.3         3.3        13.1          22.1        3.3         25.4
Amortization (2)                 12.7       17.1        14.9         0.0          44.7        0.6         45.3
Royalty advances
  expensed                       13.4        1.0         0.6         0.0          15.0        0.0         15.0
Segment profit/(loss)(3)        118.0       25.3       (11.8)      (42.6)         88.9        8.3         97.2
Segment assets                  725.8      262.2        76.7       353.6       1,418.3      214.0      1,632.3
Goodwill                        110.9       77.4         9.4         4.6         202.3       33.0        235.3
Long-lived assets (5)           258.1      173.6        44.7       213.8         690.2       60.0        750.2
Expenditures for
  long-lived assets (4)          48.0       32.0        23.9        24.6         128.5        4.7        133.2

====================================================================================================================
NINE MONTHS ENDED
FEBRUARY 28, 2001
====================================================================================================================

Revenues                     $  918.5   $  226.2    $  101.4    $    0.0    $  1,246.1   $  217.3   $  1,463.4
Bad debt                         43.7        0.7         1.7         0.0          46.1        6.2         52.3
Depreciation                      3.2        1.3         2.4         9.6          16.5        3.1         19.6
Amortization (2)                 13.3       38.1        13.6         0.1          65.1        2.1         67.2
Royalty advances
  expensed                       15.5        1.3         1.4         0.0          18.2        0.3         18.5
Segment profit/(loss)(3)        157.5       (1.4)      (13.6)      (43.4)         99.1       11.8        110.9
Segment assets                  699.2      286.3        72.4       285.0       1,342.9      225.8      1,568.7
Goodwill                        101.7       65.9         8.6         4.3         180.1       33.4        213.9
Long-lived assets (5)           236.6      190.3        40.0       177.5         644.4       59.7        704.1
Expenditures for
  long-lived assets (4)         251.0      169.5        15.7        50.1         486.3       25.8        512.1

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

(2) IN FISCAL 2002, INCLUDES AMORTIZATION OF OTHER INTANGIBLES WITH DEFINITE LIVES, PREPUBLICATION AND PRODUCTION COSTS. IN FISCAL 2001, INCLUDES AMORTIZATION OF GOODWILL, OTHER INTANGIBLES, PREPUBLICATION AND PRODUCTION COSTS.

(3) SEGMENT PROFIT/(LOSS) REPRESENTS EARNINGS BEFORE INTEREST AND INCOME TAXES. IN THE NINE MONTHS ENDED FEBRUARY 28, 2002, IT EXCLUDES THE CUMULATIVE EFFECT OF ACCOUNTING CHANGE OF $5.2 ($0.13 PER DILUTED SHARE) RELATED TO THE MEDIA, LICENSING AND ADVERTISING SEGMENT ). IN THE THREE- AND NINE-MONTH PERIODS ENDED FEBRUARY 28, 2002, CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION INCLUDES THE NET EFFECT OF THE REDUCTION IN BAD DEBT
     EXPENSE OF $3.9 ($0.10 PER DILUTED SHARE), RESULTING FROM THE
     REFINEMENT OF THE BAD DEBT RESERVE. IN THE THREE-MONTH PERIOD ENDED FEBRUARY 28, 2001, CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION INCLUDES
     THE NET EFFECT OF THE CHANGES IN SALES RETURNS ESTIMATES WHICH RESULTED
     IN AN INCREASE TO NET INCOME OF $3.6 ($0.10 PER DILUTED SHARE).

(4) INCLUDES EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT, INVESTMENTS IN PREPUBLICATION AND PRODUCTION COSTS, ROYALTY ADVANCES AND ACQUISITIONS OF BUSINESSES.

(5) INCLUDES PROPERTY, PLANT AND EQUIPMENT, PREPUBLICATION COSTS, GOODWILL, OTHER INTANGIBLES, ROYALTY ADVANCES AND PRODUCTION COSTS.


The following table separately sets forth information for the U.S. direct-to-home continuity business formerly operated by Grolier, which, effective June 22, 2000, is included in the Children's Book Publishing and Distribution segment, and for all other businesses included in the segment:


                                   =============================================================
                                                  THREE MONTHS ENDED FEBRUARY 28,
                                   =============================================================
                                          Direct-to-home         All Other            Total
                                          2002       2001      2002     2001      2002      2001
                                          ----       ----      ----     ----      ----      ----
Revenues                               $  47.1    $  58.0   $ 221.8  $ 208.4   $ 268.9   $ 266.4
Bad debt (2)                               3.3       11.4       4.6      5.6       7.9      17.0
Depreciation                               0.1        0.0       1.6      1.1       1.7       1.1
Amortization (1)                           0.4        2.6       4.3      2.3       4.7       4.9
Royalty advances expensed                  0.0        0.2       5.0      3.8       5.0       4.0
Business profit (2)                       10.7        5.3      32.4     34.0      43.1      39.3
Expenditures for long-lived assets (3)     1.1        0.5       8.7     10.3       9.8      10.8


                                   =============================================================
                                                  NINE MONTHS ENDED FEBRUARY 28,
                                   =============================================================
                                          Direct-to-home         All Other            Total
                                          2002       2001      2002     2001      2002      2001
                                          ----       ----      ----     ----      ----      ----
Revenues                               $ 157.6    $ 161.9   $ 679.3  $ 756.6   $ 836.9   $ 918.5
Bad debt (2)                              27.6       30.8      15.6     12.9      43.2      43.7
Depreciation                               0.2        0.2       4.2      3.0       4.4       3.2
Amortization (1)                           1.1        3.6      11.6      9.7      12.7      13.3
Royalty advances expensed                  1.2        0.6      12.2     14.9      13.4      15.5
Business profit (2)                       21.0       11.5      97.0    146.0     118.0     157.5
Business assets                          245.6      247.4     480.2    451.8     725.8     699.2
Goodwill                                  86.1       80.6      24.8     20.7     110.9     101.7
Long-lived assets (4)                    135.9      132.0     122.2    104.6     258.1     236.6
Expenditures for long-lived assets (3)     3.3      210.1      44.7     40.9      48.0     251.0


(1) IN FISCAL 2002, INCLUDES AMORTIZATION OF OTHER INTANGIBLES WITH DEFINITE LIVES AND PREPUBLICATION COSTS. IN FISCAL 2001, INCLUDES AMORTIZATION OF GOODWILL, OTHER INTANGIBLES, AND PREPUBLICATION COSTS.

(2)  BUSINESS PROFIT REPRESENTS EARNINGS BEFORE INTEREST AND INCOME TAXES.
     IN THE THREE- AND NINE-MONTH PERIODS ENDED FEBRUARY 28, 2002, DIRECT-TO-HOME INCLUDES THE NET EFFECT OF THE REDUCTION IN BAD DEBT EXPENSE OF $3.9 ($0.10 PRE DILUTED SHARES), RESULTING FROM THE COMPANY'S REFINEMENT OF THE BAD DEBT RESERVE. IN THE THREE-MONTH PERIOD ENDED FEBRUARY 28, 2001, "ALL OTHER" INCLUDES THE NET EFFECT OF THE CHANGES IN SALES RETURNS ESTIMATES WHICH RESULTED IN AN INCREASE TO NET INCOME OF
     $3.6 ($0.10 PER DILUTED SHARE).

(3) INCLUDES EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT, INVESTMENTS IN PREPUBLICATION COSTS, ROYALTY ADVANCES AND ACQUISITIONS OF BUSINESSES.

(4) INCLUDES PROPERTY, PLANT AND EQUIPMENT, PREPUBLICATION COSTS, GOODWILL, OTHER INTANGIBLES AND ROYALTY ADVANCES.


SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
===================================================================================================================

4. DEBT

The following table sets forth the Company's debt balances as of the dates indicated:

=================================================================================================================
                                                 FEBRUARY 28, 2002     MAY 31, 2001    FEBRUARY 28, 2001
=================================================================================================================
Lines of Credit                                        $   27.9         $   23.1         $   22.4
Grolier Facility                                           50.0            350.0            350.0
Loan Agreement and Revolver                                46.3             --               11.2
7% Notes due 2003, net of discount                        124.9            124.9            124.9
5.75% Notes due 2007, net of discount                     299.6             --               --
Convertible Subordinated Debentures                        --              110.0            110.0
Other debt                                                  0.4              0.6              0.6
-----------------------------------------------------------------------------------------------------------------
   TOTAL DEBT                                             549.1            608.6            619.1
Less current portion of long-term debt
  and lines of credit                                     (77.9)           (23.3)           (22.4)
-----------------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                                   $  471.2         $  585.3         $  596.7
=================================================================================================================

The following table sets forth the maturities of the Company's debt obligations for the remainder of fiscal 2002 and the next five fiscal years:


================================================================================
                                            MAY 31,
================================================================================
Three-month period ending:                  2002                  $    27.9
Fiscal years ending:                        2003                       50.0
                                            2004                      125.3
                                            2005                       46.3
                                            2006                         --
                                            THEREAFTER                299.6
                                            -------------------------------
                                            Total                 $   549.1
                                            ===============================

GROLIER FACILITY. On June 22, 2000, the Company established a new credit facility (the "Grolier Facility") to finance $350.0 of the $400.0 Grolier purchase price. The Grolier Facility expires on June 21, 2002. Scholastic Inc. is the borrower, and the Company is the guarantor. Borrowings bear interest at the prime rate, or 0.39% to 1.10% over LIBOR (as defined). The Grolier Facility also provides for a facility fee ranging from 0.085% to 0.25%, based on the Company's credit rating. Based on the Company's current credit rating, the interest rate and facility fee as of February 28, 2002 were 0.575% over LIBOR and 0.125%, respectively. The Grolier Facility contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At February 28, 2002, $50.0 was outstanding under the Grolier Facility and no additional borrowings were available. The net proceeds from the issuance of the 5.75% Notes in January 2002 were used to repay a portion of the Grolier Facility (see 5.75% Notes due 2007 below).

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
================================================================================

LOAN AGREEMENT. The Company and Scholastic Inc. are joint and several borrowers under an amended and restated loan agreement with certain banks, effective August 11, 1999 and amended June 22, 2000 (the "Loan Agreement"). The Loan Agreement, which expires on August 11, 2004, provides for aggregate borrowings of up to $170.0 (with a right in certain circumstances to increase borrowings to $200.0), including the issuance of up to $10.0 in letters of credit, of which none was outstanding at February 28, 2002. Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company's credit rating. Based on the Company's current credit rating, the interest rate, facility fee and utilization fee (when applicable) as of February 28, 2002 were 0.475% over LIBOR, 0.150% and 0.075%, respectively. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At February 28, 2002, $40.0 was outstanding under the Loan Agreement.

REVOLVER. The Company and Scholastic Inc. are joint and several borrowers under a Revolving Loan Agreement with a bank, effective November 10, 1999 and amended June 22, 2000 (the "Revolver"). It provides for unsecured revolving credit loans of up to $40.0 and expires on August 11, 2004. Interest under this facility is at the prime rate minus 1% or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company's credit rating. Based on the Company's current credit rating, the interest rate and facility fee as of February 28, 2002 were 0.475% over LIBOR and 0.150%, respectively. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At February 28, 2002, $6.3 was outstanding under the Revolver.

7% NOTES DUE 2003. On December 23, 1996, the Company issued $125.0 of 7% Notes (the "Notes"). The Notes are unsecured and unsubordinated obligations of the Company and will mature on December 15, 2003. The Notes are not redeemable prior to maturity. Interest on the Notes is payable semi-annually on December 15 and June 15 of each year.

5.75% NOTES DUE 2007. On January 23, 2002, the Company issued $300.0 of 5.75% Notes (the "5.75% Notes"). The 5.75% Notes are unsecured and unsubordinated obligations of the Company and will mature on January 15, 2007. Interest on the 5.75% Notes is payable semi-annually on July 15 and January 15 of each year. The Company may, at any time, redeem all or a portion of the 5.75% Notes at a redemption price (plus accrued interest to the date of redemption), equal to the greater of a) 100% of the principal amount, or b) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption on a semiannual basis. The net proceeds were used to permanently repay a portion of the $350.0 Grolier Facility.

INTEREST RATE SWAP AGREEMENT. On February 5, 2002, the Company entered into an interest rate swap agreement, designated as a fair value hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," with a notional amount totaling $100.0 and a variable interest rate which is reset semi-annually based on six-month LIBOR (as defined). This agreement was entered into to exchange the fixed interest rate on a portion of the Company's 5.75% Notes for a variable interest rate. In accordance with SFAS No. 133, the value of the Company's 5.75% Notes was increased by $0.9 to reflect an increase in the fair value as of February 28, 2002 and the corresponding swap asset of $0.9 was recorded in Other assets. Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. As such, there was no ineffective portion to the hedge recognized in earnings during the period.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
================================================================================

CONVERTIBLE SUBORDINATED DEBENTURES. On August 18, 1995, the Company sold $110.0 of its 5.0% Convertible Subordinated Debentures due August 15, 2005 (the "Debentures"). Effective January 11, 2002, pursuant to a Notice of Redemption issued by the Company on November 29, 2001, $109.8 of the Debentures were converted into 2.9 shares of common stock and $0.2 was redeemed for cash.

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

Scholastic Inc., Scholastic Productions, Inc. and Scholastic Entertainment Inc., 97 Civ. 8510 (JFK), in which two subsidiaries of the Company are defendants and counterclaim plaintiffs, was commenced in the federal court for the Southern District of New York on November 14, 1997 and was dismissed for lack of subject matter jurisdiction on January 29, 1999. In August 2000, the Court of Appeals for the Second Circuit vacated the dismissal and remanded the case for further proceedings. The second action, captioned Parachute Press, Inc. v. Scholastic Inc., Scholastic Productions, Inc. and Scholastic Entertainment Inc. (Index No. 99/600507), was filed contemporaneously with the filing of the Company's complaint on February 1, 1999 in the Supreme Court of the State of New York, New York County. In its two complaints and its counterclaims, Parachute alleges that the exercise of contractual remedies by the Company was improper and seeks declaratory relief and unspecified damages for, among other claims, alleged breaches of contract and acts of unfair competition. Damages sought by Parachute include the payment of the total of approximately $36.1 of advances over the term of the contract, of which approximately $15.3 had been paid at the time the first Parachute litigation began and payment of royalties set-off by Scholastic against amounts claimed by the Company. On July 21, 2000, the Company and Parachute each filed motions for partial summary judgment in the pending state court cases, which on April 4, 2002 were denied in all material respects. On May 18, 2001, each party filed motions for summary judgment in the federal court case. The Company is seeking declaratory relief and damages for, among other claims, breaches of contract, fraud and acts of unfair competition. Damages sought by the Company include repayment by Parachute of a portion of the $15.3 advance already paid. The Company intends to vigorously defend its position in these proceedings. The Company does not believe that this dispute will have a material adverse effect on its financial condition.

In addition to the above actions, various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations

6.   COMPREHENSIVE INCOME

The following table sets forth comprehensive income for the periods indicated:


                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
===========================================================================================================================
FEBRUARY 28,                                             2002                2001              2002                2001
===========================================================================================================================
Net income                                             $ 11.9               $  3.7            $ 41.5            $  49.4

Other comprehensive (loss)/income:
Foreign currency translation adjustment
net of provision for income taxes                        (2.2)                 1.5              (1.4)              (2.5)
---------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                    $ 9.7               $  5.2            $ 40.1            $  46.9
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


                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
=============================================================================================================
FEBRUARY 28,                                                 2002         2001       2002         2001
=============================================================================================================
Net income for basic EPS                                   $   11.9   $    3.7    $   41.5    $   49.4
  Dilutive effect of Debentures                                 0.4        -- (1)      2.1         2.6
-------------------------------------------------------------------------------------------------------------
Adjusted net income for diluted EPS                        $   12.3   $    3.7    $   43.6    $   52.0
=============================================================================================================

Weighted average Class A and Common
   Shares outstanding for basic EPS                            37.3       35.0        36.0        34.5
   Dilutive effect of shares issued pursuant to
      employee stock plans                                      1.7        1.7         1.5         1.4
   Dilutive effect of Debentures                                1.3        -- (1)      2.4         2.9
-------------------------------------------------------------------------------------------------------------

Adjusted weighted average Class A and
   Common Shares for diluted EPS
     outstanding                                               40.3       36.7        39.9        38.8
=============================================================================================================

Earnings per Class A and Common Share:

Earnings before cumulative effect of
  accounting change
  Basic                                                    $    0.32  $    0.11   $    1.30   $    1.43
  Diluted                                                  $    0.31  $    0.10   $    1.22   $    1.34

Cumulative effect of accounting change
(net of income taxes)
  Basic                                                        --         --      $   (0.15)      --
  Diluted                                                      --         --      $   (0.13)      --

Net income
  Basic                                                    $    0.32  $    0.11   $    1.15   $    1.43
  Diluted                                                  $    0.31  $    0.10   $    1.09   $    1.34
=============================================================================================================

(1) THE EFFECT OF THE DEBENTURES ON THE WEIGHTED AVERAGE SHARES OUTSTANDING FOR DILUTED EPS WAS ANTI-DILUTIVE AND NOT INCLUDED IN THE CALCULATION.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
================================================================================

8. GOODWILL AND OTHER INTANGIBLES

Effective as of June 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise. During the quarter ended November 30, 2001, the Company completed the required transitional impairment review of goodwill. This review required the Company to estimate the fair value of its identified reporting units as of June 1, 2001. For each of the reporting units, the estimated fair value was determined utilizing the expected present value of the future cash flows of the units. In all instances, the estimated fair value of the reporting units exceeded their book values and therefore no write-down of goodwill was required as of June 1, 2001.

The following table reflects unaudited pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on June 1, 2000:


                                                                          NINE MONTHS ENDED FEBRUARY 28,
============================================================================================================
                                                                            2002                 2001
============================================================================================================
Net income, as reported                                                   $ 41.5               $ 49.4
Add back: amortization expense, net of tax                                   -                    6.1
-------------------------------------------------------------------- -------------------- --------------------
Pro forma net income                                                      $ 41.5               $ 55.5

Basic net income per Class A and Common Share:
  As reported                                                             $ 1.15               $ 1.43
  Pro forma                                                               $ 1.15               $ 1.60
Diluted net income per Class A and Common Share:
  As reported                                                             $ 1.09               $ 1.34
  Pro forma                                                               $ 1.09               $ 1.50
============================================================================================================




The following table summarizes the activity in Goodwill for the periods indicated:


  =====================================================================================================================
                                                  NINE MONTHS ENDED       TWELVE MONTHS ENDED      NINE MONTHS ENDED
                                                  FEBRUARY 28, 2002          MAY 31, 2001          FEBRUARY 28, 2001
  =====================================================================================================================
  Beginning balance                                   $ 221.9                  $   63.5                 $  63.5
  Additions due to acquisitions                          13.1                     169.9                   158.6
  Amortization                                            -                       (10.3)                   (7.3)
  Other, principally translation adjustments              0.3                      (1.2)                   (0.9)
  ---------------------------------------------------------------------------------------------------------------------
  TOTAL                                               $ 235.3                  $  221.9                 $ 213.9
  =====================================================================================================================



The following table summarizes Other intangibles subject to amortization at the dates indicated:


  =====================================================================================================================
                                                  FEBRUARY 28, 2002          MAY 31, 2001          FEBRUARY 28, 2001
  =====================================================================================================================
  Customer lists                                        $ 2.2                     $ 2.2                   $ 2.2
  Accumulated amortization                               (1.8)                     (1.3)                   (0.9)
  ---------------------------------------------------------------------------------------------------------------------
  Net customer lists                                    $ 0.4                     $ 0.9                   $ 1.3

  Other intangibles                                       3.9                       3.9                     3.9
  Accumulated amortization                               (2.1)                     (2.0)                   (1.9)
  ---------------------------------------------------------------------------------------------------------------------
  Net other intangibles                                 $ 1.8                     $ 1.9                   $ 2.0
  ---------------------------------------------------------------------------------------------------------------------
  TOTAL                                                 $ 2.2                     $ 2.8                   $ 3.3
  =====================================================================================================================

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
===================================================================================================================

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

     ==============================================================================================================
                                                     FEBRUARY 28, 2002      MAY 31, 2001      FEBRUARY 28, 2001
     ==============================================================================================================
     Net carrying value by major class:

      Titles                                               $ 28.7              $ 28.7              $ 29.0
      Licenses                                               17.2                17.2                17.3
      Major sets                                             11.4                11.4                11.5
      Trademarks and Other                                    1.8                 1.8                 1.8
     --------------------------------------------------------------------------------------------------------------
     TOTAL                                                 $ 59.1              $ 59.1              $ 59.6
     ==============================================================================================================

Amortization expense for Other intangibles totaled $0.2 and $0.6 for the three and nine months ended February 28, 2002, respectively, and $1.1 and $3.2 for the three and nine months ended February 28, 2001, respectively. Amortization expense for the twelve months ended May 31, 2001 totaled $3.9.

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

10.  SUBSEQUENT EVENT

On April 8, 2002, the Company acquired the shares of Klutz, a publisher and creator of "books plus" products for children, from Corus Entertainment, Inc. The Company's initial payment was $42.8 in cash. The agreement provides for additional payments of up to $31.3 to be made to the seller in 2004 and 2005, contingent upon the achievement of certain revenue thresholds for Klutz.

SCHOLASTIC CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
================================================================================

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL:

The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, which are necessary in order to form a basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates and assumptions. On an on-going basis, the Company evaluates its estimates which include, but are not limited to: collectability of accounts receivable; book returns; amortization periods; and recovery of inventories, deferred promotion costs, prepublication costs, royalty advances, production costs and long-lived assets.

The Company has identified the following policies as critical to its business operations and the understanding of its results of operations:

REVENUE RECOGNITION:

The Company's revenue recognition policies for its principal businesses are as follows:

TRADE - Revenue from the sale of children's books to bookstores and mass merchandisers primarily is recognized at the time of shipment, which generally is when title transfers to the customer. A reserve for estimated returns is established at the time of sale, based on historical experience, and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. Actual returns could differ materially from the Company's estimate, and may result in a revision to net revenue.

CONTINUITIES - The Company operates continuity programs in which customers generally place a single order and receive more than one shipment of books over a period of time. Revenue from continuities is recognized at the time of shipment or upon customer acceptance. Reserves for estimated returns are established at the time of sale, based on historical experience, and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. Actual returns could differ materially from the Company's estimate, and may result in a revision to net revenue.

SCHOOL-BASED BOOK CLUBS - Revenue from school-based book clubs is recognized upon shipment of the products.

SCHOOL-BASED BOOK FAIRS - Revenue from school-based book fairs is recognized ratably as the book fair occurs.

SCHOLASTIC CORPORATION
ITEM 2. MD&A
================================================================================

FILM PRODUCTION AND LICENSING - Revenue from the sale of film rights, principally for the home video and domestic and foreign syndicated television markets, is recognized when the film has been delivered and is available for showing or exploitation. Licensing revenue is recorded in accordance with royalty agreements, at the time characters are available to the licensee and collections are reasonably assured. These policies are compliant with Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"), issued in June 2000, which the Company adopted in June 2001. (See Note 9 in the Notes to Condensed Consolidated Financial Statements.)

ACCOUNTS RECEIVABLE, NET:

Accounts receivable are shown net of allowance for doubtful accounts and reserve for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Judgment is required in determining the ultimate realization of these receivables, including the current credit-worthiness of each customer. Significant revisions to bad debt expense and the related allowance for doubtful accounts have been recorded and may occur in the future.

INVENTORIES:

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based primarily upon historical and forecasted demand for its products. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

DEFERRED PROMOTION COSTS:

Deferred promotion costs represent direct mail and telemarketing promotion costs incurred to acquire customers in the Company's continuity businesses and classroom magazine subscriptions. Promotional costs are deferred when incurred, and amortized in the proportion that current revenues bear to estimated total revenues. The Company regularly evaluates the operating performance of the promotions over their life cycle based on historical and forecasted demand. Based on this evaluation, adjustments may be required to promotional expense.

PREPUBLICATION COSTS:

The Company capitalizes prepublication costs, consisting primarily of art, prepress and editorial expenses incurred in the creation of the master copy of a book or other media. Prepublication costs are amortized over the product life cycle on a straight-line basis over a three- to seven-year period, commencing with publication. The Company regularly evaluates the profitability of the products over their life cycle based on historical and forecasted demand. Based on this evaluation, adjustments may be required to amortization expense.

SCHOLASTIC CORPORATION
ITEM 2. MD&A
================================================================================

GOODWILL AND OTHER INTANGIBLES:

In accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and other intangible assets with indefinite lives are no longer amortized. The Company reviews its goodwill and non-amortizable intangibles on an annual basis for impairment, or more frequently if impairment indicators arise. The impairment review process entails determining the future cash flows for the Company's identified reporting units and comparing those cash flows to the reporting units' carrying values. The determination of cash flows requires management to make significant estimates and assumptions about its reporting units' future operating performance. Actual operating results could differ materially from those estimates and assumptions. The Company's judgment regarding the existence of impairment indicators is based on legal factors, market conditions and operational performance of the acquired businesses. Future events could cause the Company to conclude that impairment indicators exist and result in an impairment charge to goodwill and/or non-amortizable intangibles. (See Note 8 in the Notes to Condensed Consolidated Financial Statements.)

RESULTS OF OPERATIONS - CONSOLIDATED

Revenues for the quarter ended February 28, 2002 of $432.7 million were nearly level with revenues of $433.0 million in the third quarter of the prior fiscal year. School-based book club and school-based book fair revenues for the quarter increased by $15.8 million and $11.4 million, respectively, over the prior year quarter. The school-based book club revenue increase primarily reflected the impact of higher order volume. The school-based book fair revenue increase was due to increased revenue per fair as well as a higher number of fairs. The elimination of less profitable programs in the direct-to-home continuity business resulted in a decrease in revenues of $10.9 million to $47.1 million for the quarter ended February 28, 2002, as compared to revenues of $58.0 million in the prior year quarter. Also, lower enrollments from the school-based continuity programs contributed to a decrease of $7.0 million in revenues for the current year quarter as compared to the prior year quarter. The year ago quarter benefited from strong sales of HARRY POTTER(R) titles, which provided approximately $25 million in revenues (including approximately $12 million from the launch of the HARRY POTTER companion books, the net proceeds of which were donated to a charity at the request of author J.K. Rowling), as compared to approximately $17 million in the current year quarter.

For the nine months ended February 28, 2002, revenues decreased 6.0% to $1,376.0 million from $1,463.4 million in the prior year period. In the year ago period, the Company benefited from strong sales of HARRY POTTER books, fueled by the successful domestic trade release of HARRY POTTER AND THE GOBLET OF FIRE, totaling approximately $190 million as compared to approximately $70 million in the current fiscal period. Also contributing to the revenue decrease was the Company's decision not to update SCHOLASTIC LITERACY PLACE(R), which resulted in a decrease of $12.8 million to $38.3 million in the current fiscal period, from $51.1 million in the prior year. These anticipated declines were partially offset by strong growth in school-based book fairs and school-based book clubs of $24.2 million and $23.1 million, respectively.

SCHOLASTIC CORPORATION
ITEM 2. MD&A
================================================================================

Cost of goods sold as a percentage of revenues improved to 44.0% in the quarter ended February 28, 2002 from 46.1% in the prior year quarter. This improvement was primarily attributable to the Company's ongoing cost savings program, which produced approximately $6 million of savings, or 1.4% of revenues in the current year quarter. Also contributing to the improvement was the Company's April 2001 decision not to update SCHOLASTIC LITERACY PLACE, thereby reducing amortization expense of prepublication costs included in cost of product in the current quarter by $4.4 million, or 1.0% of revenues. For the nine months ended February 28, 2002, cost of goods as a percentage of revenues improved to 43.8% from 45.7% in the prior year period, primarily as a result of the Company's cost savings program.

As a percentage of revenues, selling, general and administrative expenses increased to 45.0% for the quarter ended February 28, 2002 compared to 43.2% in the year ago quarter. This increase was primarily the result of the prior year's strong sales of HARRY POTTER titles without the incurrence of proportionate marketing and promotional expenses. For the nine-month period ended February 28, 2002, selling, general and administrative expenses as a percentage of revenues increased to 43.5% from 41.0% in the prior fiscal year period. This increase reflected the impact of the decrease in HARRY POTTER revenues of approximately $120 million from the prior fiscal year, partially offset by the benefit of the Company's ongoing cost savings program of approximately $16 million.

Bad debt expense decreased to $11.0 million, or 2.5% of revenues, for the quarter ended February 28, 2002, as compared to $19.9 million, or 4.6% of revenues, in the prior year quarter. In the current fiscal quarter, the Company refined its estimation of the bad debt reserve for the direct-to-home continuity business to reflect better than previously anticipated credit performance. These refinements resulted in a decrease in bad debt expense of $6.1 million. The after-tax effect of the bad debt reduction on net income was $3.9 million, or $0.10 per diluted share. For the nine months ended February 28, 2002, bad debt expense increased to 3.8% of revenue, as compared 3.6% of revenue, in the prior year period. This increase was due primarily to the inclusion in the current period of three additional weeks of the direct-to-home continuity business, which has lower collection rates than the Company's other businesses.

Depreciation for the quarter ended February 28, 2002 increased to $9.5 million from $6.3 million in the prior year quarter. For the nine months ended February 28, 2002, depreciation increased to $25.4 million from $19.6 million in the prior year period. These increases are a result of depreciation on projects recently placed in service, including information technology initiatives.

Goodwill and other intangibles amortization reflected reductions of $3.3 million and $9.9 million in the quarter and the nine-month periods ended February 28, 2002, respectively, related to the Company's adoption of SFAS 142. Under this pronouncement, the Company is required to take an impairment-only approach to amortizing goodwill and other intangible assets with indefinite lives, which accordingly reduced amortization expense. (See Note 8 in the Notes to Condensed Consolidated Financial Statements.)

SCHOLASTIC CORPORATION
ITEM 2. MD&A
================================================================================

The resulting operating income for the quarter ended February 28, 2002 grew over the prior year quarter by $10.3 million to $26.6 million, or 6.1% of revenue, as compared to $16.3 million, or 3.8% of revenue, in the prior year quarter. For the nine months ended February 28, 2002, operating income decreased to $97.2 million, or 7.1% of revenue, compared to $110.9 million, or 7.6% of revenue, in the prior fiscal year.

Net interest expense decreased to $7.9 million and $24.3 million from $10.5 million and $33.7 million in the three- and nine-month periods ended February 28, 2002, respectively, primarily due to lower interest rates.

In the first quarter of fiscal 2002, the Company adopted SOP 00-2. As a result, the Company recorded an after-tax charge of $5.2 million, which was reflected as a cumulative effect of accounting change. (See Note 9 in the Notes to Condensed Consolidated Financial Statements.)

Net income for the third fiscal quarter increased to $11.9 million, or $0.31 per diluted share, compared to $3.7 million, or $0.10 per diluted share, in the prior year quarter. For the nine months ended February 28, 2002, net income decreased to $41.5 million, or $1.09 per diluted share, from $49.4 million, or $1.34 per diluted share, in the prior year. Included in the current year's net income was the effect of the SOP 00-2 charge of $5.2 million, or $0.13 per diluted share.

RESULTS OF OPERATIONS - SEGMENTS

CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION
The Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment includes the publication and distribution of children's books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel. The direct-to-home continuity and trade businesses formerly operated by Grolier are incorporated in this segment from June 22, 2000, the date on which Grolier was acquired.


(IN MILLIONS)                             THREE MONTHS ENDED                         NINE MONTHS ENDED
====================================================================================================================
FEBRUARY 28,                           2002                  2001                 2002                 2001
====================================================================================================================
Revenue                             $ 268.9               $ 266.4               $ 836.9              $ 918.5
Operating profit                       43.1                  39.3                 118.0                157.5
--------------------------------------------------------------------------------------------------------------------
OPERATING MARGIN                       16.0%                 14.8%                 14.1%                17.1%

The following table highlights the results of the direct-to-home continuity business included in the Children's Book Publishing and Distribution segment, formerly operated by Grolier, from June 22, 2000, the date on which Grolier was acquired.


       (IN MILLIONS)                        THREE MONTHS ENDED                        NINE MONTHS ENDED
       =============================================================================================================
       FEBRUARY 28,                       2002               2001                 2002                 2001
       =============================================================================================================
       Revenue                          $ 47.1             $ 58.0               $ 157.6              $ 161.9
       Operating profit                   10.7                5.3                  21.0                 11.5
       -------------------------------------------------------------------------------------------------------------
       OPERATING MARGIN                   22.7%               9.1%                 13.3%                 7.1%

SCHOLASTIC CORPORATION
ITEM 2. MD&A
================================================================================

Revenues in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment for the quarter ended February 28, 2002 increased slightly to $268.9 million compared to $266.4 million in the prior fiscal year quarter. This increase in revenues related principally to higher school-based book clubs and school-based book fairs revenues of $15.8 million and $11.4 million, respectively, over the prior fiscal year quarter. Sales growth for school-based book clubs primarily reflected the impact of higher order volume. Sales growth for school-based book fairs reflected continued growth in revenue per fair and fair count, which benefited from the July 2001 acquisition of assets of Troll Book Fairs. Revenue increases were partially offset by lower trade sales of $7.1 million due to the effect of the strong prior year sales of HARRY POTTER titles and a decrease of $7.0 million in the school-based continuity programs reflecting lower customer enrollments. Additionally, in the quarter ended February 28, 2002, revenues for the Company's direct-to-home continuity business decreased 18.8%, or $10.9 million, to $47.1 million when compared to the prior year, reflecting the planned elimination of less profitable programs. Excluding the direct-to-home continuity business, segment revenues for the quarter increased by $13.4 million to $221.8 million compared to the prior year quarter.

Operating profit for the quarter increased $3.8 million to $43.1 million compared to $39.3 million in the prior year. Increases in the operating profits of the direct-to-home continuity business, school-based book fairs and school-based book clubs of $5.4 million, $5.3 million and $3.4 million, respectively, were offset by operating profit decreases in trade and school-based continuity programs results of $6.6 million and $3.7 million, respectively. Operating profit for the Company's direct-to-home continuity business increased in the current year quarter to $10.7 million from $5.3 million in the prior year quarter, reflecting planned lower revenues which were more than offset by higher operating margins and the $6.1 million impact of the Company's refinement of the bad debt reserve to reflect better than previously anticipated credit performance. The after-tax effect of the bad debt reduction on net income was $3.9 million, or $0.10 per diluted share. Segment operating margins for the quarter increased to 16.0% from 14.8% in the prior year period, primarily reflecting reduced promotional costs related to the elimination of less profitable programs in the direct-to-home continuity business. Excluding the direct-to-home continuity business, segment operating profit for the quarter decreased to $32.4 million (14.6% of revenue) from $34.0 million (16.3% of revenue) in the prior year period.

Revenues for the nine-month period ended February 28, 2002 decreased $81.6 million to $836.9 million compared to $918.5 million in the year ago period. This decrease was primarily due to a decline in trade sales of $118.3 million reflecting strong prior year sales of HARRY POTTER titles, including the release in the summer of 2000 of HARRY POTTER AND THE GOBLET OF FIRE, of approximately $190 million compared to approximately $70 million of sales in the current period. This decrease was partially offset by revenue increases of $24.2 million and $23.1 million in school-based book fairs and school-based book clubs, respectively, as compared to the prior year period. Revenues from the direct-to-home continuity business decreased $4.3 million to $157.6 million from $161.9 million in the prior period. This decrease reflected the elimination of less profitable programs partially offset by the impact of three weeks of additional direct-to-home revenues in the current year of $17.8 million from Grolier's direct-to-home continuity business. Excluding the direct-to-home continuity business, segment revenues decreased by $77.3 million to $679.3 million from $756.6 million in the prior year period.

SCHOLASTIC CORPORATION
ITEM 2. MD&A
================================================================================

Segment operating profit for the nine-month period ended February 28, 2002 decreased $39.5 million to $118.0 million, as compared to $157.5 million for the prior year period. This decrease reflected the impact of the reduced HARRY POTTER sales discussed above. Segment operating margins for the nine-month period decreased to 14.1% from 17.1% in the prior year period, also primarily due to the decrease in HARRY POTTER sales. Operating profit for the direct-to-home continuity business for the nine-month period increased to $21.0 million (13.3% of revenue), from $11.5 million (7.1% of revenue) in the prior year period, primarily as a result of the decrease in the bad debt reserve. Excluding the direct-to-home continuity business, segment operating profit for the nine-month period decreased to $97.0 million (14.3% of revenue) from $146.0 million (19.3% of revenue) in the prior year period.

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


(IN MILLIONS)                              THREE MONTHS ENDED                         NINE MONTHS ENDED
====================================================================================================================
FEBRUARY 28,                           2002                  2001                 2002                 2001
====================================================================================================================
Revenue                              $ 60.9                $ 59.4               $ 225.9              $ 226.2
Operating (loss) profit                (1.6)                 (7.8)                 25.3                 (1.4)
------------------------------ --------------------- --------------------- -------------------- --------------------
OPERATING MARGIN                        *                     *                    11.2%                 *

* - NOT MEANINGFUL

Revenues in the EDUCATIONAL PUBLISHING segment for the quarter ended February 28, 2002 increased modestly to $60.9 million, compared to $59.4 million in the comparable quarter of the prior year. The slight increase in revenue for the quarter is due to increases in revenues of paperback reading collections of $2.4 million, the inclusion of $1.6 million of revenues related to the December 2001 acquisition of Tom Snyder Productions Inc. and increases in other core products of $1.1 million. These increases were partially offset by lower sales of Grolier reference and non-fiction products of $2.3 million combined with lower sales of SCHOLASTIC LITERACY PLACE of $1.1 million related to the Company's strategic decision not to update the program. For the nine-month period ended February 28, 2002, revenues decreased slightly to $225.9 million, compared to $226.2 million in the comparable prior year period, reflecting the anticipated decrease of SCHOLASTIC LITERACY PLACE sales of $12.8 million. This decrease was offset by increased sales of paperback reading collections of $9.1 million and the impact of three additional weeks of Grolier reference and non-fiction products in the current year of $4.1 million.

Operating loss for this segment for the third quarter improved by $6.2 million over the comparable quarter of the prior year, primarily due to reduced prepublication amortization of $4.0 million, principally related to the Company's April 2001 decision not to update SCHOLASTIC LITERACY PLACE, and reduced goodwill and other intangibles amortization of $1.7 million, resulting from the adoption of SFAS 142 in the current year. For the nine-month period ended February 28, 2002, operating profit improved by $26.7 million over the comparable prior year period, primarily due to reductions in prepublication costs of $17.0 million, in marketing, promotion and editorial costs of $5.5 million and in goodwill and other intangibles amortization of $4.5 million.

SCHOLASTIC CORPORATION
ITEM 2. MD&A
================================================================================

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


(IN MILLIONS)                              THREE MONTHS ENDED                         NINE MONTHS ENDED
====================================================================================================================
FEBRUARY 28,                           2002                  2001                 2002                 2001
====================================================================================================================
Revenue                              $ 32.4                $ 35.6                $ 98.3              $ 101.4
Operating loss                         (3.3)                 (3.3)                (11.8)               (13.6)
--------------------------------------------------------------------------------------------------------------------
OPERATING MARGIN                        *                     *                     *                    *

* - NOT MEANINGFUL

MEDIA, LICENSING AND ADVERTISING revenues decreased $3.2 million to $32.4 million for the quarter ended February 28, 2002 compared to $35.6 million in the prior year quarter. The revenue decrease is primarily attributable to reduced SEI film production revenue of $4.3 million, principally due to fewer new shows delivered for the TV series, CLIFFORD THE BIG RED DOG(TM), partially offset by increased licensing royalty revenue from the CLIFFORD property of $3.4 million. For the nine-month period, segment revenues for the current fiscal year amounted to $98.3 million versus $101.4 million in the prior year. The decrease is principally due to the decline in film revenue of $12.1 million due to fewer new CLIFFORD series episodes delivered this year and the benefit of last year's $3.9 million license renewal from FOX TV of THE MAGIC SCHOOL BUS(R) series, partially offset by increased licensing and merchandising revenue of $8.7 million from the CLIFFORD property.

For the quarter ended February 28, 2002 and the comparable prior year quarter, segment operating loss was flat at $3.3 million. For the nine-month period, operating loss improved $1.8 million to $11.8 million, primarily reflecting a reduction of $3.6 million in Internet development expenses, partially offset by a decrease in other segment operating results.

INTERNATIONAL
The INTERNATIONAL segment includes the publication and distribution of products and services outside the United States by the Company's international operations and its domestic export and foreign rights businesses. The international businesses formerly operated by Grolier are included in this segment from June 22, 2000, the date on which Grolier was acquired.


(IN MILLIONS)                              THREE MONTHS ENDED                         NINE MONTHS ENDED
====================================================================================================================
FEBRUARY 28,                           2002                  2001                 2002                 2001
====================================================================================================================
Revenue                              $ 70.5                $ 71.6               $ 214.9              $ 217.3
Operating profit                        3.0                   2.3                   8.3                 11.8
--------------------------------------------------------------------------------------------------------------------
OPERATING MARGIN                        4.3%                  3.2%                  3.9%                 5.4%

SCHOLASTIC CORPORATION
ITEM 2. MD&A
================================================================================

INTERNATIONAL revenues decreased by $1.1 million to $70.5 million for the quarter ended February 28, 2002 from $71.6 million in the year ago quarter. This decrease is due primarily to the adverse impact of foreign currency exchange rates of $2.3 million, as well as lower revenues in the United Kingdom of $2.1 million. These decreases were partially offset by increases of $2.4 million in Canadian revenues and $1.0 million in Australian revenues. International revenues for the nine months ended February 28, 2002 decreased $2.4 million to $214.9 million, as compared to $217.3 million in the prior year period. This decrease is primarily due to the adverse impact of foreign currency exchange rates of $8.1 million, in addition to lower revenues in the United Kingdom and Export operations of $2.9 million and $1.9 million, respectively. These declines were partially offset by three additional weeks of Grolier business revenues of $6.2 million in the current year, along with increases in revenues in Australia and Canada of $2.8 million and $1.7 million, respectively.

For the quarter ended February 28, 2002, operating profit increased $0.7 million from the prior year quarter, to $3.0 million. The increase is attributed to higher operating profits in the United Kingdom, Canada and Australia of $0.8 million, $0.8 million and $0.5 million, respectively, partially offset by a decrease in operating profit in Export operations of $0.9 million. For the nine months ended February 28, 2002, operating profit decreased by $3.5 million to $8.3 million as compared to the prior year. This decrease is primarily the result of lower operating profits in Export operations and Canada of $1.6 million and $1.4 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $1.2 million during the nine-month period ended February 28, 2002, compared to an increase of $2.9 million during the comparable period in the prior year.

Cash flow provided from operations was $65.5 million for the nine-month period ended February 28, 2002, resulting from net income adjusted for non-cash activity of $180.3 million, partially offset by working capital increases of $114.8 million.

SCHOLASTIC CORPORATION
ITEM 2. MD&A
================================================================================

Cash outflows for investing activities were $133.0 million for the current nine-month period as compared to $516.5 million in the prior year period, which reflected the acquisition of Grolier. The spending for the nine months ended February 28, 2002 principally consisted of capital expenditures, prepublication costs, royalty advances, business acquisitions and production costs. Capital expenditures, including capitalized interest, totaled $46.5 million for the nine months ended February 28, 2002, decreasing $3.1 million from the year ago period. Prepublication expenditures increased $2.8 million to $39.4 million in the nine-month period. Payments for royalty advances increased to $23.7 million in the nine-month period from $19.3 million in the prior year nine-month period.

The Company believes its existing cash position, combined with funds generated from operations and available under the Loan Agreement and the Revolver, will be sufficient to finance its ongoing working capital requirements for the next fiscal year.

FINANCING

On January 11, 2002, pursuant to a Notice of Redemption issued by the Company on November 29, 2001, $109.8 million of the Company's 5.0% Convertible Subordinated Debentures were converted into 2.9 million shares of common stock, and $0.2 million was redeemed for cash.

On January 23, 2002, the Company issued $300.0 million of 5.75% Notes (the "5.75% Notes"). The 5.75% Notes are unsecured and unsubordinated obligations of the Company and will mature on January 15, 2007. The Company may, at any time, redeem all or a portion of the 5.75% Notes at a redemption price (plus accrued interest to the date of redemption), equal to the greater of a) 100% of the principal amount, or b) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption on a semiannual basis. The net proceeds were used to permanently repay a portion of the $350.0 million facility (the "Grolier Facility") established in connection with the June 22, 2000 acquisition of Grolier Incorporated. At February 28, 2002, the Company has outstanding $50.0 million on the Grolier Facility which expires on June 21, 2002. The weighted average interest rate under the Grolier Facility at February 28, 2002 was 2.5%.

On February 5, 2002, the Company entered into an interest rate swap agreement, designated as a fair value hedge as defined under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," with a notional amount totaling $100.0 million and a variable interest rate which is reset semi-annually based on six-month LIBOR (as defined). This agreement was entered into to exchange the fixed interest rate on a portion of the Company's 5.75% Notes for a variable interest rate. Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. As such, there was no ineffective portion to the hedge recognized in earnings during the period.

The Company maintains two unsecured credit facilities, the Loan Agreement and the Revolver, which provide for aggregate borrowings of up to $210.0 million (with a right, in certain circumstances, to increase to $240.0 million), including the issuance of up to $10.0 million in letters of credit. Both the Loan Agreement and the Revolver expire on August 11, 2004. The Company uses these facilities primarily to fund seasonal cash flow needs and other working capital requirements. At February 28, 2002, the Company had $46.3 million in borrowings outstanding under these facilities at a weighted average interest rate of 2.5%.

SCHOLASTIC CORPORATION
ITEM 2. MD&A
================================================================================

In addition, unsecured lines of credit available to the Company's international subsidiaries totaled $52.0 million at February 28, 2002. These lines are used primarily to fund local working capital needs. At February 28, 2002, $27.9 million in borrowings were outstanding under these lines of credit at a weighted average interest rate of 5.6%.

ACQUISITIONS

On June 22, 2000, the Company acquired the capital stock of Grolier for $400.0 million in cash, and in July 2001, the Company acquired certain assets of Troll Book Fairs Inc. On December 21, 2001, the Company acquired, for $9.0 million in cash, assets of Tom Snyder Productions Inc., a leading developer and publisher of interactive educational software.

On April 4, 2002, the Company acquired Baby's First Book Club(TM), a direct marketer of high quality, age-appropriate books and toys for young children, from Norwegian publisher Sandvik AS for $7.5 million.

On April 8, 2002, the Company acquired the shares of Klutz, a publisher and creator of "books plus" products for children, from Corus Entertainment, Inc. The Company's initial payment was $42.8 million in cash. The agreement provides for additional payments of up to $31.3 million to be made to the seller in 2004 and 2005, contingent upon the achievement of certain revenue thresholds for Klutz.

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

Market risks relating to the Company's operations result primarily from changes in interest rate fluctuations, which are managed by balancing the mix of variable- versus fixed-rate borrowings. Additionally, financial instruments, including swap and forward contracts, are used to hedge exposure to interest rate and foreign currency risks. Approximately forty percent of the Company's debt bears interest at a variable rate and is sensitive to changes in interest rates. The Company is subject to the risk that market interest rates will increase and thereby increase the interest rates currently being charged under the variable rate debt.

As of February 28, 2002, the balance outstanding under its variable rate facilities, including interest rate swap agreements, was $224.2 million, at a weighted average interest rate of 3.1%. A 15% increase or decrease in the average cost of the Company's variable rate debt under the various facilities at February 28, 2002 would impact the Company's pre-tax results of operations and cash flows by approximately $1 million annually.

                           PART II - OTHER INFORMATION

SCHOLASTIC CORPORATION
ITEM 1. LEGAL PROCEEDINGS
================================================================================

See Note 5 (Contingencies) of the Notes to Condensed Consolidated Financial Statements - Unaudited appearing in Item 1 of this Report for updated information concerning the two actions captioned SCHOLASTIC INC. AND SCHOLASTIC ENTERTAINMENT INC. V. PARACHUTE PRESS, INC., PARACHUTE PUBLISHING, LLC, PARACHUTE CONSUMER PRODUCTS, LLC, AND R. L. STINE (Index No. 99/600512) and PARACHUTE PRESS, INC. V. SCHOLASTIC INC., SCHOLASTIC PRODUCTIONS, INC. AND SCHOLASTIC ENTERTAINMENT INC. (Index No. 99/600507), which description is incorporated herein by reference.

SCHOLASTIC CORPORATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
================================================================================


(a) Exhibits:


                 EXHIBIT
                 NUMBER                DESCRIPTION OF DOCUMENT
                 ------                -----------------------

                  4.10 Indenture dated January 23, 2002 for 5.75% Notes due January 15, 2007 issued by the Company (incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-55238) as filed with the Commission on February 8, 2001).

(b)      Reports on Form 8-K           A current report on Form 8-K was filed on
                                       January 22, 2002 noticing the Company's
                                       announcement that it entered into a Terms
                                       Agreement relating to a public offering
                                       of $300 million aggregate principal
                                       amount of its 5.75% Notes due January 15, 2007 (the "Notes") under its Registration
                                       Statement on Form S-3 (no. 333-55238),
                                       filed with the Securities and Exchange
                                       Commission on February 8, 2001, a
                                       prospectus dated February 28, 2001 and
                                       the related prospectus supplement dated
                                       January 17, 2002. The Notes bear
                                       interest at 5.75% and will mature on
                                       January 15, 2007.

--------------------------------------------------------------------------------

SCHOLASTIC CORPORATION
SIGNATURES

================================================================================


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SCHOLASTIC CORPORATION
                                            (Registrant)




Date: April 15, 2002                        /s/ Richard Robinson
                                            -----------------------------------
                                            Richard Robinson
                                            CHAIRMAN OF THE BOARD,
                                            PRESIDENT, CHIEF EXECUTIVE
                                            OFFICER AND DIRECTOR




Date: April 15, 2002                        /s/ Kevin J. McEnery
                                            -----------------------------------
                                            Kevin J. McEnery
                                            EXECUTIVE VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER


SCHOLASTIC CORPORATION
CURRENT REPORT ON FORM 10-Q, DATED FEBRUARY 28, 2002
EXHIBITS INDEX
===================================================================================================================

                                                                                                  PAGE NUMBER IN
         EXHIBIT                                                                                   SEQUENTIALLY
         NUMBER         DESCRIPTION OF DOCUMENT                                                    NUMBERED COPY
         ------         -----------------------                                                    -------------

       Exhibit 4.10     Indenture dated January 23, 2002 for 5.75% Notes due January 15,                E-1
                        2007 issued by the Company (incorporated by reference to the
                        Company's Registration Statement on Form S-3 (Registration No.
                        333-55238) as filed with the Commission on February 8, 2001).