Form 10-K
period 2002-05-31
SCHOLASTIC CORP
filed 2002-08-22
CIK 866729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2002            Commission File No. 0-19860

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

--------------------------------------------------------------------------------
       TITLE OF CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------
Common Stock, $0.01 par value                   The NASDAQ Stock Market
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of August 10, 2002 was approximately $1,211,050,000. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant's voting stock as of August 10, 2002 was as follows: 37,424,421 shares of Common Stock and 1,656,200 shares of Class A Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held September 24, 2002.

Part I

ITEM 1 o BUSINESS

OVERVIEW

     Scholastic Corporation (together with its subsidiaries, "Scholastic" or the "Company") is a global children's publishing and media company. The Company believes that it is the world's largest publisher and distributor of children's books. Scholastic creates quality educational and entertaining materials and products for use in school and at home, including children's books, textbooks, magazines, technology-based products, teacher materials, television programming, videos and toys. The Company distributes its products and services through a variety of channels, including school-based book clubs, school-based book fairs, school-based and direct-to-home continuity programs, retail stores, schools, libraries, television networks and the Internet. The Company's Website, Scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. With the June 2000 acquisition of Grolier Incorporated ("Grolier") for $400 million in cash, the Company became the leading operator in the United States of direct-to-home book clubs primarily serving children age five and under, and the leading print and on-line publisher of children's reference and non-fiction products sold primarily to United States school libraries. Internationally, Scholastic has long-established operations in Canada, the United Kingdom, Australia and New Zealand, and newer operations in Argentina, Hong Kong, India, Ireland and Mexico. The Grolier acquisition expanded the Company's international operations in Canada, the United Kingdom, Australia and Southeast Asia.

     During its 82 years of operation, Scholastic has emphasized quality products and a dedication to learning. Scholastic Corporation was incorporated under the laws of Delaware in 1986 and, through predecessor entities, has been in business since 1920. Grolier, through its predecessor entities, has been in business since 1895.

OPERATING SEGMENTS

     The Company categorizes its businesses into four operating segments:
CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION; EDUCATIONAL PUBLISHING; MEDIA, LICENSING AND ADVERTISING (which collectively represent the Company's domestic operations); and INTERNATIONAL. This classification reflects the nature of products and services consistent with the method by which the Company's chief operating decision-maker assesses operating performance and allocates resources. During the three-year period ended May 31, 2002, Scholastic's revenues have grown at an average annual compounded rate of 18.0%, including the Grolier acquisition, and 10.0%, excluding the Grolier acquisition. The following table sets forth revenues by operating segment for the three fiscal years ended May 31:

                                                           (Amounts in millions)
                                                 2002        2001         2000
--------------------------------------------------------------------------------

Children's Book Publishing and Distribution    $1,168.6    $1,221.9    $  857.9

Educational Publishing                            315.5       309.4       212.5

Media, Licensing and Advertising                  131.2       134.3       108.1

International                                     301.7       296.7       224.0
-------------------------------------------------------------------------------

TOTAL                                          $1,917.0    $1,962.3    $1,402.5
===============================================================================

     Reported revenues for fiscal 2002 and 2001 include Grolier's operations since June 22, 2000, the date of acquisition. Selected pro forma information for Grolier is included in the Consolidated Financial Statements in Part II, Item 8. The addition of Grolier's revenues in fiscal 2002 and 2001 did not significantly change the Company's sales mix by operating segment. Additional financial information covering the Company's operating segments is included in Note 2 of Notes to Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

CHILDREN'S BOOK PUBLISHING
AND DISTRIBUTION
(61.0% of fiscal 2002 revenues)

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

     The Company believes it is the largest publisher and distributor of children's books and is the largest operator of school-based book clubs and school-based book fairs in the United States. The Company is also a leading pub-

                               | 1 | SCHOLASTIC
lisher of children's books distributed through the trade channel and the leading distributor in the United States of children's books through the direct-to-home channel, primarily for children ages five and younger. In fiscal 2002, the Company distributed in excess of 320 million children's books in the United States.

     Scholastic offers a broad range of quality children's literature. Many of the Company's books have received awards for excellence in children's literature, including the Caldecott and Newbery awards.

     The Company obtains titles for sale in its distribution channels from three principal sources. The first source for titles is the Company's publication of books written under exclusive publication agreements with authors, book packagers or other media companies. Scholastic generally owns the rights to sell these titles in all United States channels of distribution. Scholastic's second source of titles is licenses to publish books exclusively in specified channels of distribution, including reprints of books originally published by other publishers, for which the Company acquires rights to sell in the school market, and licenses to publish books for exclusive sale in the direct-to-home channel. The third source of titles is the Company's purchase of finished books from other publishers to be sold in the school market. At May 31, 2002, the Company's active backlist (a list of titles published as new titles in prior years) included more than 5,500 titles.

SCHOOL-BASED BOOK CLUBS

     Scholastic founded its first school-based book club in 1948. The Company operates ten school-based book clubs: FIREFLY(R), serving pre-kindergarten ("pre-K") and kindergarten ("K") students; SEESAW(R), serving students grades K to 1; two CARNIVAL(R) clubs, one serving students grades K to 2, and the other serving students grades 3 to 6; LUCKY BOOK CLUB(R), serving students grades 2 to 3; ARROW BOOK CLUB(R), serving students grades 4 to 6; TAB BOOK CLUB(R), serving students grades 6 to 8; and three TRUMPET(R) clubs, serving pre-K to grade 6 students. In addition to its regular periodic offerings, the Company creates special theme-based offers targeted to the different grade levels during the year, such as holiday offers, science offers, curriculum offers and Spanish language offers.

     The Company estimates that over 80% of all elementary school teachers in the United States participate in school-based book clubs, with substantially all of these teachers using Scholastic book clubs at least once during the school year. The Company believes that teachers participate in school-based book clubs because it is their opinion that quality books at affordable prices will be of interest to students and improve students' reading skills. The Company also believes that teachers participate because the school-based book clubs offer easy access to a broad range of books.

     The Company mails promotional materials containing order forms to teachers in the vast majority of the pre-K to grade 8 classrooms in the United States. Participation in any offer does not create an obligation to participate in any subsequent offer, nor does it preclude participation in other book clubs. Teachers who wish to participate in a school-based book club distribute the order forms to their students, who may choose from generally 80 or more selections at substantial reductions from list prices. The teacher consolidates the students' orders and forwards them to the Company. Orders are then shipped to the teacher for distribution to the students. Teachers who participate in the book clubs receive bonus points for use by their school, which may be redeemed for the purchase of additional books and other items for their classrooms.

     In its school-based book club business, the Company competes on the basis of book selection, price, promotion and customer service. The Company believes that its broad offerings of titles, many of which are distributed in this channel exclusively by Scholastic, combined with low costs and its efficient use of promotional mailings, enable the Company to compete effectively.

SCHOOL-BASED BOOK FAIRS

     Scholastic entered the school-based book fair business in 1981. The Company has grown this business by expanding into new markets, including through selected acquisitions, and by increasing its business in existing markets by reaching new school customers, holding more fairs per year at its existing school customers and growing revenue on a per fair basis. The Company is the leading operator of school-based book fairs in the United States. In July 2001, the Company acquired certain assets of Troll Book Fairs Inc., a national school-based book fair operator.

     School book fairs are generally week-long events conducted on school premises, operated by school librarians and/or parent-teacher organizations. Book fair events provide children with access to hundreds of different titles and allow them to purchase books and other select products of their choice at the school. Although the Company provides the school with the books and book display cases, the school itself conducts the book fair. The Company believes

                               | 2 | SCHOLASTIC |
that the primary motivation for schools sponsoring fairs is to make quality books available to their students at reasonable prices in order to stimulate reading interests. In addition, the school retains a portion of the book fair revenues, which can then be used to purchase books, supplies and equipment for the school.

     The Company operates school-based book fairs in all 50 states under the name SCHOLASTIC BOOK FAIRS(R). Books and display cases are delivered to schools from the Company's warehouses by a fleet of leased vehicles. Sales and customer service functions are performed from regional sales offices, supported by field representatives. The Company believes that its competitive advantages in the book fair business include the strength of the relationship between its sales representatives and schools, broad geographic coverage, quality customer service and breadth of product selection. Over 90% of the schools that sponsored a Scholastic book fair in fiscal 2001 sponsored a Scholastic book fair again in fiscal 2002.

CONTINUITY PROGRAMS

     The Company operates continuity programs whereby children and their families generally place a single order and receive more than one shipment of books. Continuity programs are promoted through (i) direct-to-home offers primarily through direct mail, telemarketing and print and on-line advertisements, and (ii) offers in school-based book clubs. The Company's direct-to-home business, acquired as part of the Grolier acquisition, is the leading direct-to-home seller of children's books, primarily serving children age five and under. In fiscal 2002, the Company's direct-to-home continuity business included Scholastic publishing properties, such as CLIFFORD & COMPANY(TM), HELLO KITTY(TM), MAGIC UNIVERSITY(TM) and BARNEY(TM), as well as the licensed programs previously operated by Grolier, such as DISNEY BOOK CLUB(TM), BARBIE(TM) and DR. SEUSS(TM) BEGINNING READERS PROGRAM. In April 2002, the Company acquired Baby's First Book Club(R), a direct marketer through continuity programs oF age-appropriate books and toys for young children. Continuity programs offered primarily through Scholastic's school-based book clubs include I SPY(TM), CLIFFORD THE BIG RED DOG(TM), DEAR AMERICA(TM), DINOFOURS(TM) and FRANKLIN.

TRADE

     Scholastic is one of the leading sellers of children's books through bookstores and mass merchandisers in the United States. The Company maintains over 4,000 titles for trade distribution. Scholastic's original publications include HARRY POTTER(R), I SPY(TM), CLIFFORD THE BIG RED DOG(R), ANIMORPHS(R), DEAR AMERICA(R), THE BABY-SITTERS CLUB(R), THE MAGIC SCHOOL BUS(R), CAPTAIN UNDERPANTS(R) and MISS SPIDER(R) and licensed properties such as BARNEY(R), STAR WARS(R) and SCOOBY DOO(R). In April 2002, the Company purchased Klutz, a publisher and creator of "books plus" products for children. The Company's trade sales organization focuses on marketing and selling Scholastic's publishing properties to book store accounts and mass merchandisers.

     The Company's fiscal 2002 sales in the trade market were led by the HARRY POTTER books. Other Scholastic bestsellers during fiscal 2002 included books from the DEAR AMERICA, I SPY, CLIFFORD THE BIG RED DOG and CAPTAIN UNDERPANTS series.

EDUCATIONAL PUBLISHING
(16.5% of fiscal 2002 revenues)

GENERAL

     The Company's EDUCATIONAL PUBLISHING segment includes the publication and distribution to schools and libraries of curriculum materials, classroom magazines and print and on-line reference and non-fiction products for grades K to 12 in the United States. The U.S. reference and non-fiction business formerly operated by Grolier is included in this segment from June 22, 2000, the date on which Grolier was acquired.

     Scholastic has been providing quality innovative educational materials to schools and libraries since it began publishing classroom magazines in the 1920's. The Company added supplementary books and texts to its product line in the 1960's, professional books for teachers in the 1980's and early childhood products and core curriculum materials in the 1990's. In 1996, the Company strengthened its Spanish language offerings through the acquisition of Lectorum Publications, Inc., the largest Spanish language book distributor to schools and libraries in the United States. Through the acquisition of Grolier in June 2000, the Company became the leading print and on-line publisher of children's reference and non-fiction products sold primarily to school libraries in the United States. The Company markets and sells its EDUCATIONAL PUBLISHING products through a combination of field representatives, direct mail and telemarketing.

                              | 3 | SCHOLASTIC |

CURRICULUM PUBLISHING

     The Company's curriculum publishing operations develop and distribute instructional materials directly to schools in the United States, primarily purchased through school and district budgets. The Company's curriculum publishing includes reading improvement programs, individual paperbacks and collections and professional books designed for, and generally purchased by, teachers.

     In April 2001, the Company decided to focus its supplemental and core publishing efforts on reading improvement materials. As part of this focus, the Company decided not to update SCHOLASTIC LITERACY PLACE(R), its principal basal textbook program, for any future state adoptions. Scholastic's reading improvement programs include technology-based products such as READ 180(R), a reading intervention program for students in grades 4 to 8 reading at least two years below grade level, and the recently announced version of READ 180 for high school students; WIGGLEWORKS(R), which assists in teaching reading to students; and SCHOLASTIC READING COUNTS!(TM), which encourages reading through a school-managed incentive program. Other reading improvement products include READ XL(TM), a reading improvement program for students in grades 6 to 8, which provides high-interest and increasingly demanding text to assist students reading one to three years below grade level; BUILDING LANGUAGE FOR LITERACY(TM), a program of books and audio tapes to guide children through the critical pre-K to K stages of literacy development; and SCHOLASTIC PHONICS READING PROGRAM(TM), which is a beginning phonics instruction program for grades K to 1. In December 2001, the Company acquired the assets of Tom Snyder Productions, Inc., a leading developer and publisher of interactive educational software.

     The teaching resources group publishes professional books designed for and generally purchased by teachers and distributes individual paperbacks and collections to schools. The Company also distributes a successful line of supplemental phonics products. In April 2002, the Company acquired Teacher's Friend Publications, Inc., a leading producer and marketer of materials that teachers use to decorate their classrooms.

CLASSROOM MAGAZINES

     Scholastic is a leading publisher of classroom magazines. Teachers in grades K to 12 use these magazines as supplementary educational materials. Publishing the Company's classroom magazines under the Scholastic name reinforces the Company's educational reputation with students, teachers and school administrators. The Company believes that publishing quality magazines, maintaining an extensive magazine mailing list and having a large customer base of teachers helps generate customers for its school-based book clubs and other Scholastic products. At the same time, the Company leverages its school-based book club mailings to help secure additional circulation for its classroom magazines.

     The Company believes that its magazines play an important role in educating students about world events at an age appropriate level. The Company's 33 classroom magazines supplement the school's formal learning program by bringing subjects of current interest into the classroom. The magazines are designed to encourage students to read and also to cover diverse subjects, including English, reading, literature, math, science, current events, social studies and foreign languages. The most well known of the Company's domestic magazines are SCHOLASTIC NEWS(R) and JUNIOR SCHOLASTIC(R).

     Scholastic's classroom magazine circulation in the United States in fiscal 2002 was more than 7 million, with approximately two-thirds of the circulation in grades K to 6 and the balance in grades 7 to 12. In fiscal 2002, teachers in over 60% of the elementary schools and in over 70% of the secondary schools in the United States used the Company's classroom magazines. The various classroom magazines are distributed either on a weekly, bi-weekly or monthly basis during the school year.

     The majority of the magazines purchased are paid for with school funds, with teachers or students paying for the balance. Circulation revenue accounted for substantially all of the classroom magazine revenues in fiscal 2002.

LIBRARY PUBLISHING

     Scholastic is a leading publisher of quality children's reference and non-fiction products and encyclopedias sold primarily to schools and libraries in the United States. Products include print and on-line versions of ENCYCLOPEDIA AMERICANA(R), THE NEW BOOK OF KNOWLEDGE(R) and CUMBRE(TM), a Spanish language encyclopedia; reference materials published under the Grolier(R) name; and quality non-fiction books published in the United States under the imprints Children's Press(R) and Franklin Watts(R).

                              | 4 | SCHOLASTIC |

MEDIA, LICENSING AND ADVERTISING
(6.8% of fiscal 2002 revenues)

GENERAL

     The Company's MEDIA, LICENSING AND ADVERTISING segment includes the production and/or distribution in the United States of software and Internet services and the production and/or distribution by and through the Company's subsidiary, Scholastic Entertainment Inc. ("SEI"), of programming and consumer products (including children's television programming, videos, software, feature films, promotional activities and non-book merchandise). The consumer software business formerly operated by Grolier is included in this segment from June 22, 2000, the date on which Grolier was acquired.

PRODUCTION AND DISTRIBUTION

     SEI extends the Company's franchises by creating programming and managing global brands based on Scholastic's strong publishing properties as well as original concepts. SEI develops and produces children's television programming, videos, software, feature films, branded web sites, promotional activities and non-book consumer products. SEI's multimedia programming also generates awareness for brand building and merchandising activities worldwide. The December 2001 acquisition of the assets of Tom Snyder Productions, Inc. included assets of the television production company Soup2Nuts.

     SEI has built a television library of over 265 half-hour productions including: CLIFFORD THE BIG RED DOG(TM), Scholastic's THE MAGIC SCHOOL BUS(R), GOOSEBUMPS(R), ANIMORPHS(R) and DEAR AMERICA(R). These television series initially aired on PBS Kids, PBS, Fox Kid's Network, Nickelodeon and HBO, respectively, and collectively have been licensed for broadcast in more than 50 countries. In fall 2000, SEI launched CLIFFORD THE BIG RED DOG, an animated television series based on the Company's best-selling books by Norman Bridwell, which were first published in 1963. Since its launch, this award winning series, nominated for 10 Emmys, has become a top rated show on PBS Kids. In addition to the original 40 episodes, in fiscal 2002 PBS Kids began airing an additional 25 new episodes. CLIFFORD THE BIG RED DOG also began airing in markets outside of North America in fiscal 2002. In fiscal 2003, SEI is scheduled to launch 26 episodes of I SPY(TM) on HBO, based on the Company's best-selling book series.

BRAND MARKETING AND CONSUMER PRODUCTS

     SEI creates and develops global branding campaigns for Scholastic properties. For example, the successful CLIFFORD THE BIG RED DOG program on PBS is part of a comprehensive brand marketing campaign including TV tie-in books, consumer products and interactive media, supporting Clifford's position as a leading pre-school brand. In connection with its branding campaigns, SEI has received numerous marketing and licensing awards and has partnered with industry leaders in consumer promotions. In addition, SEI creates, manufactures and distributes high-quality consumer products primarily based on Scholastic's literary properties, such as a line of upscale plush toys and wooden puzzles based on CLIFFORD THE BIG RED DOG(TM), Scholastic's THE MAGIC SCHOOL BUS(R), THE REAL MOTHER GOOSE(TM) and STELLALUNA(TM). The products are available through independent toy/gift stores, specialty chains, department stores, mail order catalogs and bookstores, as well as through Scholastic's school-based book clubs, school-based book fairs and continuity programs. Scholastic boutiques at Toys "R" Us feature Scholastic-branded learning toys. The Company also produces and markets videos in the school market through its subsidiary, Weston Woods, a producer of videos based on high quality children's books.

CONSUMER SOFTWARE

     Scholastic sells original and licensed consumer software for grades K to 8 through school-based software clubs, school-based book clubs and school-based book fairs. The Company acquires software for distribution in all of these channels through a combination of licensing, purchases of product from software publishers and internal development. Scholastic's school-based software clubs are marketed in the same manner as the Company's school-based book clubs. The Company's internally developed CD-ROM titles, including the award-winning series of CLIFFORD(TM) and I SPY(TM), are also sold through trade channels.

INTERNET

     Scholastic.com is a leading website for teachers and classrooms and is an award-winning destination for children. For teachers, Scholastic.com offers multimedia teaching units, lesson plans, teaching tools and on-line activities. For children, Scholastic.com offers sites with favorite characters, such as HARRY POTTER(TM), CAPTAIN UNDERPANTS(TM), CLIFFORD THE BIG RED DOG(TM), I SPY(TM) and ANIMORPHS(TM).

                              | 5 | SCHOLASTIC |

     In fiscal 2002, the Company expanded the use of its Internet platform to generate e-commerce sales with the introduction of book club on-line ordering for teachers, an on-line Teacher Store (www.Scholastic.com), dedicated to serving teachers in the school, and the on-line Scholastic Store (www.ScholasticStore.com), for parents and families with children from newborn to twelve years old.

ADVERTISING

     Certain of the Company's magazine properties generate advertising revenues as their primary source of revenue, including INSTRUCTOR(TM), SCHOLASTIC ADMINISTRATOR(TM), SCHOLASTIC EARLY CHILDHOOD TODAY(TM) and COACH AND ATHLETIC DIRECTOR(TM), which are directed to teachers and education professionals and are distributed during the academic year. Total circulation for these magazines was approximately 350,000 in fiscal 2002. Subscriptions for these magazines are solicited primarily by direct mail. SCHOLASTIC PARENT AND CHILD(R) magazine, which is directed at parents and distributed through schools and child care programs, had circulation of approximately 1.4 million in fiscal 2002. These magazines carry paid advertising, advertising for Scholastic's other products and paid advertising for clients that sponsor customized programs.

     Also included in this group are: Scholastic In School Marketing, which develops sponsored educational materials and supplementary classroom programs in partnership with corporations, government agencies and nonprofit organizations; and Quality Education Data, which develops and markets databases and provides research and analysis focused on teachers, schools and education.

INTERNATIONAL
(15.7% of fiscal 2002 revenues)

GENERAL

     The INTERNATIONAL segment includes the publication and distribution of products and services outside the United States by the Company's international operations and its export and foreign rights businesses. The international businesses formerly operated by Grolier are included in this segment from June 22, 2000, the date on which Grolier was acquired.

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

     Scholastic's operations in Canada, the United Kingdom, Australia and New Zealand generally mirror Scholastic's United States business model. Each of these international operations has original trade and educational publishing programs, distributes children's books, software and other materials through school-based book clubs, school-based book fairs and trade channels, distributes magazines and offers on-line services. Each of these operations has established export and foreign rights licensing programs and is a licensee of book tie-ins for major media properties. Original books published by each of these operations have received awards of excellence in children's literature.

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

UNITED KINGDOM

     Scholastic UK, founded in 1964, is a leading children's publisher in the United Kingdom, where its trade books appear frequently on children's bestseller lists. Scholastic UK is the largest school-based book club and school-based book fair operator in the United Kingdom. Scholastic UK's best selling original book series, HORRIBLE HISTORIES(R), has been adapted for television by SEI. Scholastic UK also publishes five monthly magazines for teachers and supplemental educational materials, including professional books. Grolier UK is a leading operator of direct-to-home book clubs in the United Kingdom.

     On June 24, 2002, the Company entered into a joint venture with The Book People, Ltd., a leading direct marketer of books in the United Kingdom, to distribute books to the home under the Red House name and through schools under the Scholastic School Link name. The

                              | 6 | SCHOLASTIC |

Company also acquired a 15% equity interest in The Book People Group Ltd.

AUSTRALIA

     Scholastic Australia, founded in 1968, is the leading publisher and distributor of children's educational materials in Australia and has the largest school-based book club and book fair operation in the country, reaching 90% of the primary schools. Scholastic Australia's imprints include: Scholastic Press, Omnibus Books and Margaret Hamilton Books. Grolier Australia is a leading operator of direct-to-home book clubs in Australia.

NEW ZEALAND

     Scholastic New Zealand, founded in 1964, is the largest children's book publisher and the leading book distributor to schools in New Zealand. Through its school-based book clubs and school-based book fairs, Scholastic New Zealand reaches 90% of the country's schools.

SOUTHEAST ASIA

     Scholastic's Southeast Asian operations sell English language reference materials and local language product through a network of approximately 2,500 independent door-to-door sales representatives in India, Indonesia, Malaysia, Philippines, Singapore, Taiwan and Thailand.

OTHER INTERNATIONAL OPERATIONS

     The Company has operations in Mexico (1994), India (1997), Ireland (1998) and Argentina (1999). These businesses principally distribute, through school-based book fairs and/or school-based book clubs, books and educational materials published by Scholastic's other operations as well as merchandise from other publishers. In fiscal 1999, Scholastic India began its own Hindi and English language original publishing program.

FOREIGN RIGHTS AND EXPORT

     The Company licenses the foreign-language rights to selected Scholastic titles to other publishing companies around the world in over 25 languages. The Company's export business sells Scholastic books and products in regions of the world not otherwise serviced by Scholastic subsidiaries.

MANUFACTURING AND DISTRIBUTION

     The Company's books, magazines, software and other materials and products are manufactured by third parties through arm's-length negotiation or competitive bidding. As appropriate, the Company enters into multi-year agreements that guarantee specified volume in exchange for favorable pricing terms. Paper is purchased from third party sources. The Company does not anticipate any difficulty in continuing to satisfy its manufacturing and paper requirements.

     In the United States, the Company processes and fulfills school-based book club, trade, curriculum publishing and export orders mainly from its primary warehouse and distribution facility in Jefferson City, Missouri. Magazine orders are processed at the Jefferson City facility and are shipped directly from printers. The Company ships school-based book club originated continuity orders primarily from its warehouse and distribution facility in Des Plaines, Illinois. On June 5, 2002, the Company acquired a distribution facility in Maumelle, Arkansas, which will serve as the Company's direct-to-home continuity packaging and fulfillment center, replacing services that are currently outsourced. The Company's reference and non-fiction orders are fulfilled at the Jefferson City facility. In connection with its trade business, the Company generally outsources certain services, including invoicing, billing, returns processing and collection services, and may also ship product directly from printers to customers. School-based book fair orders are fulfilled through a network of warehouses across the country. The Company's international school-based book club, school-based book fair, trade and educational operations use similar distribution systems.

SEASONALITY

     The Company's school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company's business is highly seasonal.

     As a consequence, the Company's revenues in the first and third quarters of the fiscal year are generally lower than its revenues in the other two fiscal quarters. The Company experiences a substantial loss from operations in the first quarter. Typically, school-based book club and book fair revenues are greatest in the second quarter of the fiscal year, while revenues from the sale of instructional materials are the highest in the first quarter.

     In the June through October time period, the Company experiences negative cash flow due to the seasonality of its business. As a result of the Company's business cycle, seasonal borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

                              | 7 | SCHOLASTIC |

COMPETITION

     The markets for children's educational and entertainment materials are highly competitive. Competition is based on the quality and range of educational materials made available, price, promotion, customer service and distribution channels. Competitors include numerous other book, textbook and supplementary text publishers, distributors and other resellers (including over the Internet) of children's books and other educational materials, national publishers of classroom and professional magazines with substantial circulation, numerous producers of television, video and film programming (many of which are substantially larger than the Company), television networks and cable networks, publishers of computer software and distributors of products and services on the Internet. In the United States, competitors include another national school-based book club operator as well as regional and local school-based book fair operators, including bookstores. Competition may increase to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new materials that compete directly with the products distributed by the Company or develop or expand competitive sales channels.

EMPLOYEES

     At May 31, 2002, the Company employed approximately 7,200 people in full-time jobs and 900 people in part-time jobs in the United States and approximately 2,500 people internationally. The number of part-time employees fluctuates during the year because significant portions of the Company's business are closely correlated with the school year. The Company believes that relations with its employees are good.

COPYRIGHT AND TRADEMARKS

     SCHOLASTIC is a registered trademark in the United States and in a number of countries where the Company conducts business. Scholastic Inc., the Company's principal U.S. operating subsidiary, has registered and/or has pending applications to register its U.S. trademarks for the names of each of its domestic book clubs, the titles of its magazines and the names of all its core curriculum programs. The Company's international subsidiaries have also registered trademarks in the name of Scholastic Inc. for the names of their respective book clubs and magazines. Although individual book titles are not subject to trademark protection, Scholastic Inc. has registered and/or has pending applications to register trademarks in the United States and in a number of countries for the names of certain series of books and consumer products, such as THE MAGIC SCHOOL BUS, ANIMORPHS, CLIFFORD THE BIG RED DOG and HORRIBLE HISTORIES. Grolier is a registered trademark in the United States and a number of countries where it conducts business. All of the Company's publications, including books, magazines and software, are subject to copyright protection. Where applicable, the Company consistently copyrights its magazines, books and software in the name of Scholastic Inc. or one of its subsidiaries. Copyrights and trademarks are vigorously defended by the Company and, as necessary, outside counsel may be retained to assist in such protection.

ITEM 2 o PROPERTIES

     The Company maintains its principal offices in the metropolitan New York area, where it owns or leases approximately 600,000 square feet of space. The Company also owns or leases approximately 1.8 million square feet of office and warehouse space for its National Service Operation located in the Jefferson City, Missouri area and approximately 400,000 square feet of office and warehouse space related to its Grolier operations in Danbury, Connecticut and other United States locations. In addition, the Company owns or leases approximately 2.4 million square feet of office and warehouse space in over 90 facilities in the United States for Scholastic Book Fairs. The Company's acquisitions in fiscal 2002 added approximately 200,000 square feet of additional office and warehouse space in various locations across the U.S.

     On June 5, 2002, the Company acquired a warehouse facility in Maumelle, Arkansas consisting of a 500,000 square foot main floor and a 246,000 square foot mezzanine. This facility will serve as the packaging and fulfillment center for the Company's continuity businesses and provide room for growth for other Scholastic businesses.

     Additionally, the Company owns or leases approximately 1.0 million square feet of office and warehouse space in over 100 facilities in Canada, the United Kingdom, Australia, New Zealand, Southeast Asia and elsewhere around the world for its international businesses.

     The Company considers its properties adequate for its present needs. With respect to the Company's leased properties, no difficulties are anticipated in negotiating

                              | 8 | SCHOLASTIC |
renewals as leases expire or in finding other satisfactory space, if current premises become unavailable. For further information concerning the Company's obligations under its leases, see Note 4 of Notes to Consolidated Financial Statements.

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

     As previously reported, on February 1, 1999, two subsidiaries of the Company commenced an action in the Supreme Court of the State Court of New York, New York County, against Parachute Press, Inc. ("Parachute"), the licensor of certain publication and nonpublication rights to the Goosebumps series, certain affiliated Parachute companies and R.L. Stine, individually, alleging material breach of contract and fraud in connection with the agreements under which such Goosebumps rights are licensed to the Company. The issues in the case, captioned Scholastic Inc. and Scholastic Entertainment Inc. v. Parachute Press, Inc., Parachute Publishing, LLC, Parachute Consumer Products, LLC, and R.L. Stine (Index No. 99/600512), are also, in part, the subject of two litigations commenced by Parachute following repeated notices from the Company to Parachute of material breaches by Parachute of the agreements under which such rights are licensed, and the exercise by the Company of its contractual remedies under the agreements. The previously reported first Parachute action, Parachute Press, Inc. v. Scholastic Inc., Scholastic Productions, Inc. and Scholastic Entertainment Inc., 97 Civ. 8510 (JFK), in which two subsidiaries of the Company are defendants and counterclaim plaintiffs, was commenced in the federal court for the Southern District of New York on November 14, 1997 and was dismissed for lack of subject matter jurisdiction on January 29, 1999. In August 2000, the Court of Appeals for the Second Circuit vacated the dismissal and remanded the case for further proceedings. The second action, captioned Parachute Press, Inc.
v. Scholastic Inc., Scholastic Productions, Inc. and Scholastic Entertainment Inc. (Index No. 99/600507), was filed contemporaneously with the filing of the Company's complaint on February 1, 1999 in the Supreme Court of the State Court of New York, New York County. In its two complaints and its counterclaims, Parachute alleges that the exercise of contractual remedies by the Company was improper and seeks declaratory relief and unspecified damages for, among other claims, alleged breaches of contract and acts of unfair competition. Damages sought by Parachute include the payment of the total of approximately $36.1 million of advances over the term of the contract, of which approximately $15.3 million had been paid at the time the first Parachute litigation began, and payment of royalties set-off by Scholastic

                              | 9 | SCHOLASTIC |
against amounts claimed by the Company. On July 21, 2000, the Company and Parachute each filed motions for partial summary judgment in the pending state court cases, which on April 4, 2002 were denied in all material respects. On May 18, 2001, each party filed motions for summary judgment in the federal court case. The Company is seeking declaratory relief and damages for, among other claims, breaches of contract, fraud and acts of unfair competition. Damages sought by the Company include repayment by Parachute of a portion of the $15.3 million advance already paid. The Company intends to vigorously defend its position in these proceedings. The Company does not believe that this dispute will have a material adverse effect on its financial condition.

     On July 30, 2002, the Company agreed in principle to settle a lawsuit more fully described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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


Part II

ITEM 5 o MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Scholastic Corporation's common stock, par value $.01 per share (the "Common Stock"), is traded on the NASDAQ National Market System under the symbol SCHL. Scholastic Corporation's Class A Stock, par value $.01 per share (the "Class A Stock"), is convertible into Common Stock on a share-for-share basis. There is no established public trading market for the Class A Stock. The table below sets forth, for the periods indicated, the quarterly high and low selling prices on the NASDAQ National Market System for the Common Stock. On January 16, 2001, Scholastic Corporation paid a 100% stock dividend in the form of a 2-for-1 stock split (the "2-for-1 Stock Split") on its Class A Stock and Common Stock. Common Stock prices prior to that date have been adjusted in the following table to give retroactive effect to the 2-for-1 Stock Split.

                                                  For fiscal years ended May 31,
                                       2002                         2001
================================================================================
                              HIGH            LOW           HIGH           LOW
--------------------------------------------------------------------------------

First Quarter                $43.17         $36.00         $32.98         $26.59

Second Quarter                47.65          37.27          40.31          31.45

Third Quarter                 51.91          42.19          48.56          35.38

Fourth Quarter                56.40          45.35          45.00          35.13
--------------------------------------------------------------------------------

     Scholastic Corporation has not paid any cash dividends since its initial public offering in February 1992 and has no current plans to pay any dividends on the Class A Stock or the Common Stock. In addition, certain of the Company's credit facilities restrict the payment of dividends. See Note 3 of Notes to Consolidated Financial Statements for further information.

     The number of holders of record of Class A Stock and Common Stock as of August 10, 2002 were 3 and approximately 14,700, respectively.

                              | 10 | SCHOLASTIC |

ITEM 6 o SELECTED FINANCIAL DATA

                                                                          (Amounts in millions, except share and per share data)
                                                                                                  For fiscal years ended May 31,

                                                      2002             2001             2000             1999             1998
================================================================================================================================
STATEMENT OF INCOME DATA:
Total revenues                                      $1,917.0         $1,962.3         $1,402.5         $1,165.5         $1,069.8
Cost of goods sold                                     852.1            899.7            692.8            586.1            560.4
Cost of goods sold - Special Literacy Place
  and other charges(1)                                    --             72.9               --               --               --
Selling, general and administrative expenses           773.7            773.1            557.6            462.1            413.5
Bad debt expense                                        68.7             75.5             20.5             17.0             14.6
Other operating costs:
  Depreciation and amortization                         36.6             42.4             24.1             22.4             21.7
  Litigation and other charges(2)                        1.2               --              8.5               --             11.4
Operating income                                       184.7             98.7             99.0             77.9             48.2
Gain on sale of the SOHO Group                            --               --               --               --             10.0
Interest expense, net                                  (31.4)           (41.6)           (18.6)           (19.0)           (20.1)
Net income before cumulative effect
  of accounting change                                  98.7             36.3             51.4             36.8             23.6
Cumulative effect of accounting change
  (net of income taxes)(3)                              (5.2)              --               --               --               --
Net income                                              93.5             36.3             51.4             36.8             23.6

Earnings per share before cumulative
  effect of accounting change:
    Basic                                           $   2.69         $   1.05         $   1.54         $   1.13         $   0.73
    Diluted                                         $   2.51         $   1.01         $   1.48         $   1.10         $   0.72

Earnings per share:
    Basic                                           $   2.55         $   1.05         $   1.54         $   1.13         $   0.73
    Diluted                                         $   2.38         $   1.01         $   1.48         $   1.10         $   0.72

Weighted average shares outstanding-basic               36.7             34.7             33.4             32.8             32.4
Weighted average shares outstanding-diluted             40.1             36.1             37.1             33.4             32.8

--------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:

Working capital                                     $  468.1         $  394.6         $  253.9         $  222.4         $  201.0
Total assets                                         1,636.7          1,501.8            983.2            842.3            763.6
Long-term debt                                         525.8            585.3            241.1            248.0            243.5
Total stockholders' equity                             718.9            493.7            430.0            361.4            318.1
--------------------------------------------------------------------------------------------------------------------------------
Certain prior year amounts have been reclassified to conform with the present year presentation, and share amounts have been adjusted for the 2-for-1 Stock Split.
--------------------------------------------------------------------------------------------------------------------------------

(1) In fiscal 2001, the Company decided not to update SCHOLASTIC LITERACY PLACE(R), which resulted in a $72.9 pre-tax special charge recorded in Cost of goods sold. The impact on Earnings per diluted share of this charge was $1.20.

(2) The fiscal 2002 charge of $1.2 pre-tax or $0.02 per diluted share, and $6.7 of the fiscal 2000 charges, relate to a lawsuit with Robert Harris and Harris Entertainment, Inc., which was settled on July 30, 2002.

(3) In fiscal 2002, the Company adopted Statement of Position No. 00-2, "Accounting by Producers and Distributors of Films," which resulted in a $5.2 after-tax charge, recorded as a Cumulative effect of accounting change. The impact on Earnings per diluted share of this adoption was $0.13.

                              | 11 | SCHOLASTIC |

ITEM 7 o MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Scholastic is a global children's publishing and media company. The Company distributes its products and services through a variety of channels, including school-based book clubs, school-based book fairs, school-based and direct-to-home continuity programs, retail stores, schools, libraries, television networks and the Internet. The Company categorizes its businesses into four operating segments: CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION; EDUCATIONAL PUBLISHING; MEDIA, LICENSING AND ADVERTISING (which collectively represent the Company's domestic operations); and INTERNATIONAL. This classification reflects the nature of products and services consistent with the method by which the Company's chief operating decision-maker assesses operating performance and allocates resources.

     Certain prior year amounts have been reclassified to conform with the current year presentation. The following discussion and analysis of the Company's financial position should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes included in Item 8, Consolidated Financial Statements and Supplementary Data.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL:

     The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management which affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, which are necessary in order to form a basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in its calculations, including, but not limited to: collectability of accounts receivable; sales returns; amortization periods; and recoverability of inventories, deferred promotion costs, prepublication costs, royalty advances, goodwill and other intangibles.

     The Company has identified the following policies and account descriptions as critical to its business operations and the understanding of its results of operations:

REVENUE RECOGNITION:

     The Company's revenue recognition policies for its principal businesses are as follows:

o SCHOOL-BASED BOOK CLUBS - Revenue from school-based book clubs is recognized upon shipment of the products.

o SCHOOL-BASED BOOK FAIRS - Revenue from school-based book fairs is recognized ratably as the book fair occurs.

o CONTINUITIES - The Company operates continuity programs whereby customers generally place a single order and receive multiple shipments of books over a period of time. Revenue from continuities is recognized at the time of shipment or, in applicable cases, upon customer acceptance. Reserves for estimated returns are established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation for the reserve for estimated returns is based on historical return rates and sales patterns. Actual returns could differ from the Company's estimate.

o TRADE - Revenue from the sale of children's books to bookstores and mass merchandisers primarily is recognized at the time of shipment, which generally is when title transfers to the customer. A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation for the reserve for estimated returns is based on historical return rates and sales patterns. Actual returns could differ from the Company's estimate.

O FILM PRODUCTION AND LICENSING - Revenue from the sale of film rights, principally for the home video and domestic and foreign syndicated television markets, is recognized when the film has been delivered and is available for showing or exploitation. Licensing revenue

                              | 12 | SCHOLASTIC |
is recorded in accordance with royalty agreements at the time licensed materials are available to the licensee and collections are reasonably assured.

o MAGAZINES - Revenue is deferred and recognized ratably over the subscription period, as the magazines are delivered.

o EDUCATIONAL PUBLISHING - For shipments to schools, revenue is recognized on passage of title, which generally occurs upon shipment. Shipments to depositories are on consignment. Revenue is recognized based on actual shipments from the depositories to the schools. For certain software-based product, the Company offers new customers installation and training. In such cases, revenue is recognized when installation and training are complete.

o ADVERTISING - Revenue is recognized when the magazine is on sale and available to the subscribers.

o SCHOLASTIC IN SCHOOL MARKETING - Revenue is recognized when the Company has satisfied the contractual/legal obligations of the program, has delivered the product or services and the customer has acknowledged acceptance.

ACCOUNTS RECEIVABLE:

     Accounts receivable are recorded net of allowance for doubtful accounts and reserve for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Evaluation of the aging and collections experience is utilized to estimate the ultimate realization of these receivables.

INVENTORIES:

     Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based primarily upon a calculation of forecasted demand utilizing the historical sales patterns of its products.

DEFERRED PROMOTION COSTS:

     Deferred promotion costs represent direct mail and telemarketing promotion costs incurred to acquire customers in the Company's continuity and magazine businesses. Promotional costs are deferred when incurred and amortized in the proportion that current revenues bear to estimated total revenues. The Company regularly evaluates the operating performance of the promotions over their life cycle based on historical and forecasted demand and adjusts the carrying value accordingly.

PREPUBLICATION COSTS:

     The Company capitalizes the art, prepress, editorial and other costs incurred in the creation of the master copy of a book or other media (the "prepublication costs"). Prepublication costs are amortized on a straight-line basis over a three to seven year period. The Company regularly reviews the recoverability of the capitalized costs.

ROYALTY ADVANCES:

     The Company records a reserve for the recoverability of its outstanding advances to authors based primarily upon historical earndown trends. Royalty advances are expensed as related revenues are earned or when future recovery appears doubtful.

GOODWILL AND OTHER INTANGIBLES:

     Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are no longer amortized. The Company reviews its goodwill and non-amortizable intangibles on an annual basis for impairment, or more frequently if impairment indicators arise. The impairment review process entails estimating the fair value of the Company's identified reporting units utilizing discounted cash flows, which are then compared to the carrying values of the reporting units. The determination of cash flows requires management to make significant estimates and assumptions about its reporting units' future operating performance. Actual operating results may differ from those estimates and assumptions. The Company's determination of whether impairment indicators exist is based on market conditions and operational performance of the reporting units. Prior to adoption of SFAS No. 142, the Company amortized goodwill and other intangible assets over their estimated useful lives.

                              | 13 | SCHOLASTIC |

OVERVIEW

     During the three-year period ended May 31, 2002, Scholastic's revenues have grown at an average annual compounded rate of 18.0%, including the Grolier acquisition, and 10.0%, excluding the Grolier acquisition.

     Reported revenues for fiscal 2002 and 2001 include Grolier's operations since June 22, 2000, the date of acquisition. Selected pro forma information for Grolier is included in Item 8, Consolidated Financial Statements and Supplementary Data. The addition of Grolier's revenues in fiscal 2002 and 2001 did not significantly change the Company's sales mix by operating segment.

     During fiscal 2003, the Company plans to maintain its overall strategic objective of strengthening and developing its core businesses while continuing to improve overall profitability. In addition, the Company will seek to build shareholder value through revenue growth coupled with improved margins.

RESULTS OF OPERATIONS                                                                 ($ amounts in millions, except per share data)
                                                                                                      For fiscal years ended May 31,

                                                              2002                         2001                        2000
====================================================================================================================================

                                                        $             %(1)           $             %(1)           $             %(1)
Revenues:
  Children's Book Publishing and Distribution        1,168.6          61.0        1,221.9          62.3          857.9          61.2
  Educational Publishing                               315.5          16.5          309.4          15.8          212.5          15.2
  Media, Licensing and Advertising                     131.2           6.8          134.3           6.8          108.1           7.7
  International                                        301.7          15.7          296.7          15.1          224.0          15.9
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                       1,917.0         100.0        1,962.3         100.0        1,402.5         100.0
Cost of goods sold                                     852.1          44.4          899.7          45.8          692.8          49.4
Cost of goods sold - Special Literacy Place
  and other charges(2)                                    --            --           72.9           3.7             --            --
Gross profit                                         1,064.9          55.6          989.7          50.4          709.7          50.6

Selling, general and administrative expenses           773.7          40.4          773.1          39.4          557.6          39.8
Bad debt expense                                        68.7           3.6           75.5           3.8           20.5           1.5
Depreciation and amortization                           36.6           1.9           42.4           2.2           24.1           1.7

Litigation and other charges(3)                          1.2           0.1             --            --            8.5           0.6
Operating income                                       184.7           9.6           98.7           5.0           99.0           7.1
Interest expense, net                                  (31.4)          1.6          (41.6)          2.1          (18.6)          1.3
Earnings before income taxes and cumulative
  effect of accounting change                          153.3           8.0           57.1           2.9           80.4           5.7
Cumulative effect of accounting change
  (net of income taxes)(4)                              (5.2)          0.3             --            --             --            --
Net income                                              93.5           4.9           36.3           1.8           51.4           3.7

Earnings per share before cumulative effect
  of accounting change:
    Basic                                               2.69                         1.05                         1.54
    Diluted                                             2.51                         1.01                         1.48

Earnings per share:
    Basic                                               2.55                         1.05                         1.54
    Diluted                                             2.38                         1.01                         1.48
------------------------------------------------------------------------------------------------------------------------------------
Certain prior year amounts have been reclassified to conform with the present year presentation, including certain segment classifications, and share amounts have been adjusted for the 2-for-1 Stock Split.
------------------------------------------------------------------------------------------------------------------------------------

(1)  Represents percentage of total revenue.

(2) In fiscal 2001, the Company decided not to update SCHOLASTIC LITERACY PLACE, which resulted in a $72.9 pre-tax special charge recorded in Cost of goods sold. The impact on Earnings per diluted share of this charge was $1.20.

(3) The fiscal 2002 charge of $1.2 pre-tax or $0.02 per diluted share, and $6.7 of the fiscal 2000 charges, relate to a lawsuit with Robert Harris and Harris Entertainment, Inc., which was settled on July 30, 2002.

(4) The Company adopted Statement of Position No. 00-2, "Accounting by Producers and Distributors of Films," which resulted in a $5.2 after-tax charge, recorded as a Cumulative effect of accounting change. The impact on Earnings per diluted share of this adoption was $0.13.

                              | 14 | SCHOLASTIC |

RESULTS OF OPERATIONS - CONSOLIDATED

     Fiscal 2002 revenues of $1,917.0 million declined 2.3%, or $45.3 million, from $1,962.3 million in fiscal 2001, primarily as a result of lower HARRY POTTER trade sales of approximately $120 million in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment. The lower trade sales were partially offset by revenue increases of 17.6% or $46.8 million in school-based book fairs and 9.0% or $29.6 million in school-based book clubs. The school-based book fair revenue increase was primarily due to a higher number of fairs. The school-based book club revenue increase primarily reflected the impact of a higher number of orders.

     Revenues in fiscal 2001 were $1,962.3 million, an increase of $559.8 million or 39.9% when compared to fiscal 2000. The revenue growth in fiscal 2001 was driven by the addition of $378.0 million in Grolier revenues, coupled with the Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment growth (excluding Grolier) of $142.3 million or 16.6%, principally driven by the success of HARRY POTTER.

     Cost of goods sold as a percentage of revenues improved by 1.4% to 44.4% in fiscal 2002, as compared to 45.8% in fiscal 2001. This improvement was primarily attributable to the Company's ongoing cost savings program, which produced approximately $25 million in savings or 1.3% of revenues in fiscal 2002.

     Cost of goods sold as a percentage of revenues improved to 45.8% in fiscal 2001, as compared to 49.4% in fiscal 2000, principally due to improved sales mix in the Company's CHILDREN'S BOOK PUBLISHING AND Distribution segment of $48.9 million or 3.8% of segment revenue.

     Fiscal 2001 expenses included the $72.9 million, or 3.7% of revenues, Cost of goods sold-Special Literacy Place and other charges (the "Special Charge") primarily related to the Company's decision not to update SCHOLASTIC LITERACY PLACE. (See Note 12 of Notes to Consolidated Financial Statements.)

     As a percentage of revenues, Selling, general and administrative expenses increased to 40.4% in fiscal 2002 from 39.4% in fiscal 2001. Fiscal 2001 Selling, general and administrative expenses as a percentage of revenues benefitted from the higher HARRY POTTER revenues that did not carry a proportionate increase in marketing and promotional expenses. In fiscal 2002, the Company recorded a $4.1 million benefit related to the adjustment of certain acquisition related reserves reflecting lower than anticipated Grolier integration costs partially offset by a $2.0 million charge related to the write off of an equity investment, resulting in a net reduction in Selling, general and administrative expenses of $2.1 million. Selling, general and administrative costs as a percentage of revenues decreased modestly to 39.4% in fiscal 2001, as compared to 39.8% in fiscal 2000.

     Bad debt expense decreased to $68.7 million or 3.6% of revenues in fiscal 2002, as compared to $75.5 million or 3.8% of revenues in fiscal 2001. This decrease is primarily attributable to better credit performance for the Grolier direct-to-home continuity business. Fiscal 2001 bad debt expense increased by $55.0 million to $75.5 million or 3.8% of revenues, as compared to $20.5 million or 1.5% of revenues in fiscal 2000, primarily due to the inclusion of $42.8 million, or 2.2% of revenues, of bad debt expense from the Grolier direct-to-home continuity business, which experiences higher bad debt rates than the Company's previously existing businesses.

     Depreciation expense for fiscal 2002 increased by $7.4 million to $35.6 million as compared to $28.2 million in fiscal 2001. Incremental depreciation of $2.6 million relates to information technology projects, including the Internet sites placed into service in fiscal 2002 and incremental depreciation of $2.2 million due to the expansion of the Company's facilities in metropolitan New York. Depreciation expense for fiscal 2001 increased to $28.2 million as compared to $19.7 million in fiscal 2000, primarily due to incremental depreciation associated with the Grolier acquisition.

     Goodwill and other intangibles amortization decreased $13.2 million to $1.0 million in fiscal 2002 due to the Company's adoption of SFAS No. 142. Under this pronouncement, the Company is required to take an impairment-only approach to amortizing goodwill and other intangible assets with indefinite lives, which accordingly reduced amortization expense. Goodwill and other intangibles amortization in fiscal 2001 increased to $14.2 million as compared to $4.4 million in fiscal 2000, primarily due to the amortization of goodwill and other intangibles related to the acquisition of Grolier.

     On July 30, 2002, the Company agreed in principle to settle the previously disclosed lawsuit filed in 1995, SCHOLASTIC INC. AND SCHOLASTIC PRODUCTIONS, INC. V. ROBERT HARRIS AND HARRIS ENTERTAINMENT, INC., for which the Company had established a $6.7 million liability in the second quarter of fiscal 2000. The case involved stock appreciation rights allegedly granted to Mr. Harris by the Company in 1990 in connection with a joint venture

                              | 15 | SCHOLASTIC |
formed primarily to produce motion pictures. The settlement agreement resulted in a pre-tax charge of $1.2 million in fiscal 2002, reflected in Litigation and other charges, representing the amount by which the settlement and related legal expenses exceeded the previously recorded liability.

     Operating income for fiscal 2002 increased by $86.0 million or 87.1% to $184.7 million or 9.6% of revenues as compared to $98.7 million or 5.0% of revenues in fiscal 2001, which includes the impact of the Special Charge of $72.9 million or 3.7% of revenues. Operating income in fiscal 2001 remained relatively flat as compared to fiscal 2000, as margin increases from higher HARRY POTTER revenues in fiscal 2001 were largely offset by the Special Charge.

     Net interest expense decreased by $10.2 million to $31.4 million in fiscal 2002 as compared to $41.6 million in fiscal 2001 due to lower interest rates and lower debt levels. Debt levels decreased primarily as a result of the conversion of $110.0 million of the Company's Convertible Subordinated Debentures into equity, partially offset by approximately $70 million of additional debt related to acquisitions. Fiscal 2001 net interest expense increased by $23.0 million as compared to fiscal 2000 primarily due to the debt incurred in connection with the Grolier acquisition.

     The Company's effective tax rates were 35.6%, 36.5% and 36.1% of earnings before taxes for fiscal 2002, 2001 and 2000, respectively. The decrease in the effective tax rate in fiscal 2002 from fiscal 2001 is primarily due to a lower foreign tax impact of 3.6%, partially offset by a reduction in the tax benefit realized from charitable contributions of 1.5% and increases resulting from the impact of higher state and local deferred taxes of 1.1%.

     In the first quarter of fiscal 2002, the Company adopted Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"). As a result, the Company recorded an after-tax charge of $5.2 million, which was reflected as a Cumulative effect of accounting change.

     Net income was $93.5 million or 4.9% of revenues in fiscal 2002, $36.3 million or 1.8% of revenues in fiscal 2001 and $51.4 million or 3.7% of revenues in fiscal 2000. The basic and diluted earnings per share of Class A Stock and Common Stock were $2.55 and $2.38, respectively, in fiscal 2002, $1.05 and $1.01, respectively, in fiscal 2001 and $1.54 and $1.48, respectively, in fiscal 2000.


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

                                                         ($ amounts in millions)
                                   2002               2001               2000
================================================================================

Revenue                        $1,168.6           $1,221.9           $  857.9
Operating profit                  189.8              216.7              170.6
--------------------------------------------------------------------------------
Operating margin                   16.2%              17.7%              19.9%

     The following table highlights the results of the direct-to-home continuity business included in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment, formerly operated by Grolier, from June 22, 2000, the date on which Grolier was acquired.

                                                         ($ amounts in millions)
                                                     2002                  2001
===============================================================================

Revenue                                           $ 207.5               $ 217.9
Operating profit                                     35.2                  12.7
-------------------------------------------------------------------------------
Operating margin                                     17.0%                  5.8%

     CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION revenues accounted for 61.0% of the Company's revenues in fiscal 2002, 62.3% in fiscal 2001 and 61.2% in fiscal 2000. Fiscal 2002 revenues of $1,168.6 million decreased 4.4% or $53.3 million from $1,221.9 million in fiscal 2001. Businesses acquired in fiscal 2002 contributed revenues of $19.6 million to this segment. Excluding the Grolier direct-to-home continuity business, segment revenues in fiscal 2002 decreased by $42.9 million to $961.1 million as compared to $1,004.0 million in fiscal 2001. The fiscal 2002 segment decrease reflects the impact of lower HARRY POTTER trade revenues of approximately $120 million in fiscal 2002, partially offset by revenue increases in school-based book fairs and school-based book clubs of $46.8 million and $29.6 million, respectively, compared to fiscal

                              | 16 | SCHOLASTIC |

2001. Fiscal 2001 revenues of $1,221.9 million increased 42.4% or $364.0 million from $857.9 million in fiscal 2000. This increase reflects the acquisition of Grolier, which accounted for $217.9 million of revenue, and an increase in trade revenue of $101.7 million, due primarily to the success of HARRY POTTER.

     School-based book club revenues accounted for 30.8% of CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION revenues in fiscal 2002, compared to 26.9% in fiscal 2001 and 37.4% in fiscal 2000. Fiscal 2002 school-based book club revenues increased by 9.0% over fiscal 2001, primarily due to an increase in orders. Fiscal 2001 school-based book club revenues grew by 2.4% over fiscal 2000 reflecting an increase in orders.

     Revenues from school-based book fairs accounted for 26.8% of segment revenues in fiscal 2002, compared to 21.8% in fiscal 2001 and 27.2% in fiscal 2000. Revenue growth for school-based book fairs was 17.6% in fiscal 2002 over fiscal 2001, primarily due to growth in fair count of 13%, helped by the acquisition of assets of Troll Book Fairs in July 2001, which accounted for 4.0% of the revenue growth. Fiscal 2001 revenues from school-based book fairs of $266.3 million increased 14.3% or $33.3 million from $233.0 million in fiscal 2000, primarily due to the growth in fair count of approximately 5.0% combined with revenue per fair growth of approximately 4.0%.

     Fiscal 2002 continuity revenues accounted for 24.0% of segment revenues as compared to 24.7% in fiscal 2001 and 9.4% in fiscal 2000. Revenues from the Grolier direct-to-home business were 17.8% of segment revenues in both fiscal 2002 and fiscal 2001. Revenues from the school-based continuity programs were 6.2%, 6.9% and 9.4% of segment revenues in fiscal 2002, 2001 and 2000, respectively. Fiscal 2002 revenues of $207.5 million from the Grolier direct-to-home continuity business decreased 4.8% or $10.4 million from $217.9 million in fiscal 2001, primarily due to the elimination of less profitable programs, which were partially offset by the impact of three additional weeks of revenue of $17.8 million in fiscal 2002. Lower enrollments from school-based continuity programs resulted in a decrease of $12.0 million in revenues in fiscal 2002 as compared to fiscal 2001.

     The Company's trade distribution channel accounted for 18.4% of CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION revenues in fiscal 2002, as compared to 26.6% in fiscal 2001 and 26.0% in fiscal 2000. Net trade revenues, including Klutz revenues of $5.6 million, decreased from fiscal 2001 by $109.9 million or 33.8% to $214.8 million, in fiscal 2002, due principally to the decline in HARRY POTTER revenues. Trade revenues in fiscal 2001 increased $101.7 million to $324.7 million or 45.6% over fiscal 2000 due primarily to the success of HARRY POTTER. Trade revenues for HARRY POTTER accounted for approximately $80 million, $200 million and $90 million in fiscal 2002, 2001 and 2000, respectively.

     Segment operating profit in fiscal 2002 declined $26.9 million or 12.4% to $189.8 million or 16.2% of revenues, compared to $216.7 million or 17.7% of revenues in fiscal 2001 and $170.6 million or 19.9% of revenues in fiscal 2000. Excluding the Grolier direct-to-home continuity business, segment operating profit in fiscal 2002 decreased to $154.6 million or 16.1% of revenues from $204.0 million or 20.3% of revenues in fiscal 2001. The segment operating margin decrease in fiscal 2002 was primarily related to the decline in HARRY POTTER trade as a percentage of revenues. Operating profit for the Company's direct-to-home continuity business increased in fiscal 2002 to $35.2 million or 17.0% of revenues from $12.7 million or 5.8% of revenues in fiscal 2001. This increased operating profit reflects the impact of planned lower revenues due to the elimination of less profitable programs, and increased operating margins, helped by favorable bad debt experience. Operating margins for the segment decreased to 17.7% in fiscal 2001 from 19.9% in fiscal 2000 due to the inclusion of lower margin direct-to-home continuity sales.

EDUCATIONAL PUBLISHING

     The Company's EDUCATIONAL PUBLISHING segment includes the publication and distribution to schools and libraries of curriculum materials, classroom magazines and print and on-line reference and non-fiction products for grades K to 12 in the United States. The U.S. reference and non-fiction business formerly operated by Grolier is included in this segment from June 22, 2000, the date on which Grolier was acquired.

                                                         ($ amounts in millions)
                                        2002            2001               2000
-------------------------------------------------------------------------------

Revenue                              $ 315.5         $ 309.4            $ 212.5
Operating profit/(loss)                 51.5           (56.9)(1)          (13.3)
-------------------------------------------------------------------------------

Operating margin                        16.3%              *                  *

*   not meaningful

(1)  The fiscal 2001 operating loss included the Special Charge of $72.9.

                              | 17 | SCHOLASTIC |

     Segment revenues accounted for 16.5% of the Company's revenues in fiscal 2002, compared to 15.8% in fiscal 2001 and 15.2% in fiscal 2000. In fiscal 2002, EDUCATIONAL PUBLISHING revenues increased to $315.5 million from $309.4 million in fiscal 2001 and $212.5 million in fiscal 2000. The $6.1 million revenue increase in fiscal 2002 was primarily due to higher revenues from paperback reading collections of $11.4 million, increased revenues from supplemental reading improvement materials of $8.0 million and the inclusion of $5.4 million of revenues related to fiscal 2002 acquisitions. Fiscal 2002 revenue increases were partially offset by the anticipated decreased revenues from SCHOLASTIC LITERACY PLACE of $17.3 million. In fiscal 2001, EDUCATIONAL PUBLISHING revenues increased 45.6% or $96.9 million over fiscal 2000, primarily due to the inclusion of sales from Scholastic Library Publishing (formerly known as Grolier) of print and on-line children's reference and non-fiction products of $66.1 million and increased revenues from SCHOLASTIC LITERACY PLACE of $11.7 million, paperbacks and collections products of $9.4 million, Read 180(R) of $4.7 million and classroom magazines of $3.5 million.

     Operating profit for this segment in fiscal 2002 of $51.5 million increased by $108.4 million, from a loss of $56.9 million in fiscal 2001, including the Special Charge of $72.9 million. Excluding the Special Charge of $72.9 million in fiscal 2001, operating profit for this segment more than tripled from $16.0 million in fiscal 2001 to $51.5 million in fiscal 2002. The operating profit improvement benefited from reduced prepublication amortization of $18.8 million, principally related to the decision not to update SCHOLASTIC LITERACY PLACE, and reduced amortization of goodwill and other intangibles of $6.1 million, resulting from the adoption of SFAS No. 142 in fiscal 2002. Operating profit in fiscal 2002 also increased due to reduced marketing and promotional expenses of $6.0 million and margin improvements of $3.5 million. Segment operating results for fiscal 2001, excluding the Special Charge, resulted in an operating profit of $16.0 million or an increase of $29.3 million, compared to a loss of $13.3 million in fiscal 2000. This increase was largely the result of gross profit increases of $27.1 million as well as the benefit of the integration of Scholastic Library Publishing, which contributed $4.4 million in profits, offset by increases in related administrative expenses of $2.1 million.

MEDIA, LICENSING AND ADVERTISING

     The Company's MEDIA, LICENSING AND ADVERTISING segment includes the production and/or distribution in the United States of software and Internet services and the production and/or distribution by and through the Company's subsidiary, Scholastic Entertainment Inc. ("SEI"), of programming and consumer products (including children's television programming, videos, software, feature films, promotional activities and non-book merchandise). The consumer software business formerly operated by Grolier is included in this segment from June 22, 2000, the date on which Grolier was acquired.

                                                         ($ amounts in millions)
                                     2002               2001               2000
===============================================================================

Revenue                           $ 131.2            $ 134.3            $ 108.1
Operating loss                      (15.6)             (23.5)             (11.9)
-------------------------------------------------------------------------------

Operating margin                        *                  *                  *

*   not meaningful

     MEDIA, LICENSING AND ADVERTISING revenues accounted for 6.8% of the Company's revenues in fiscal 2002, compared to 6.8% in fiscal 2001 and 7.7% in fiscal 2000. In fiscal 2002, revenue decreased by 2.3% or $3.1 million primarily due to reduced programming revenue of $8.0 million, attributable to the delivery of fewer episodes of the TV series CLIFFORD THE BIG RED DOG(TM) in fiscal 2002 and the benefit in fiscal 2001 of the $3.9 million license with FOX TV of Scholastic's THE MAGIC SCHOOL BUS(R) series, partially offset by increased licensing royalty revenue in fiscal 2002 from the CLIFFORD property of $8.0 million. In fiscal 2001, revenues increased by 24.2% or $26.2 million to $134.3 million, compared to fiscal 2000 revenue of $108.1 million. The fiscal 2001 increase is due to increased entertainment revenue of $15.4 million, principally due to the impact of production fees for CLIFFORD THE BIG RED DOG, improved sales of educational software and multimedia products of $5.6 million and increased advertising and subscription revenue of $5.2 million from the Company's professional and consumer magazines.

     The operating loss for the MEDIA, LICENSING AND ADVERTISING segment in fiscal 2002 was $15.6 million, compared to $23.5 million in fiscal 2001 and $11.9 million in fiscal 2000. In fiscal 2002, the operating loss decreased by 33.6% or $7.9 million as compared to fiscal 2001, primarily due to reductions in marketing and promotional expenses of $7.1 million. The operating loss for fiscal 2001

                              | 18 | SCHOLASTIC |
increased by $11.6 million as compared to fiscal 2000 reflecting the planned increase in spending related to SCHOLASTIC.COM to facilitate the launch of e-commerce initiatives in fiscal 2002.

INTERNATIONAL

     The INTERNATIONAL segment includes the publication and distribution of products and services outside the United States by the Company's international operations and its export and foreign rights businesses. The international businesses formerly operated by Grolier are included in this segment from June 22, 2000, the date on which Grolier was acquired.

                                                         ($ amounts in millions)
                                     2002               2001               2000
-------------------------------------------------------------------------------

Revenue                           $ 301.7            $ 296.7            $ 224.0
Operating profit                     20.2               19.3                9.9
-------------------------------------------------------------------------------

Operating margin                      6.7%               6.5%               4.4%

     INTERNATIONAL revenues accounted for 15.7% of the Company's revenues in fiscal 2002, 15.1% in fiscal 2001 and 15.9% in fiscal 2000. Segment revenues increased $5.0 million or 1.7% to $301.7 million in fiscal 2002 from $296.7 million in fiscal 2001. This revenue growth of $5.0 million over fiscal 2001 was primarily due to increased revenues of $5.0 million from Australia, $4.4 million from Canada and $2.6 million from the Asia Pacific Region. These increases were partially offset by the adverse impact of foreign currency exchange rates of approximately $7.5 million. In fiscal 2001, INTERNATIONAL revenues increased $72.7 million or 32.5% to $296.7 million, including $80.9 million from the Grolier international businesses. Excluding Grolier, fiscal 2001 revenues in local currencies increased slightly over fiscal 2000, primarily due to increased revenue from Scholastic's Canadian and export operations of $9.7 million and $5.3 million, respectively, but declined 4% in U.S. dollars. These increases were partially offset by revenue declines in the United Kingdom of $5.0 million and Australia of $3.2 million. In addition, reported revenues in Australia and in the United Kingdom were adversely impacted by the strengthening of the U.S. dollar in fiscal 2001.

     INTERNATIONAL operating profit increased $0.9 million to $20.2 million or 6.7% of revenues in fiscal 2002 from $19.3 million in fiscal 2001 or 6.5% of revenues. This increase is attributed primarily to Australian increases in operating profit of $3.0 million, partially offset by decreases in operating profit of $1.6 million from the export business. In fiscal 2001, INTERNATIONAL operating profit increased $9.4 million from fiscal 2000 due to the addition of $9.4 million of profit from the Grolier businesses, export profit increases of $4.2 million and Canadian profit increases of $2.6 million, partially offset by lower United Kingdom profit of $3.4 million and Australian profit of $3.4 million.

SEASONALITY

     The Company's school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company's business is highly seasonal.

     As a consequence, the Company's revenues in the first and third quarters of the fiscal year are generally lower than its revenues in the other two fiscal quarters. The Company experiences a substantial loss from operations in the first quarter. Typically, school-based book club and book fair revenues are greatest in the second quarter of the fiscal year, while revenues from the sale of instructional materials are the highest in the first quarter.

     In the June through October time period, the Company experiences negative cash flow due to the seasonality of its business. As a result of the Company's business cycle, seasonal borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents were $10.7 million at May 31, 2002, compared to $13.8 million at May 31, 2001 and $9.0 million at May 31, 2000.

     Cash flow provided by operations of $164.6 million in fiscal 2002 was partially offset by working capital increases of $77.2 million.

     Cash outflows for investing activities were $238.5 million for fiscal 2002, related to capital expenditures, acquisition related payments, prepublication costs, royalty advances and production cost expenditures. The Company's capital expenditures totaled $78.4 million in fiscal 2002. Capital expenditures, including capitalized interest, decreased $12.1 million from fiscal 2001 due to the completion of the Company's metropolitan New York facilities. Acquisition related payments totaled $66.7 million as a result of the acquisitions of the stock or assets of Klutz, Tom Snyder Productions, Inc., Baby's

                              | 19 | SCHOLASTIC |

First Book Club(R), Teacher's Friend Publications, Inc., Troll Book Fairs Inc. and Nelson B. Heller & Associates. Prepublication expenditures totaled $53.5 million for fiscal 2002. Payments for royalty advances totaled $31.7 million for fiscal 2002.

     The Company believes its existing cash position, combined with funds generated from operations and available under the Loan Agreement, the Revolver and the amended Grolier Facility as defined below will be sufficient to finance its ongoing working capital requirements for the next fiscal year. The Company anticipates refinancing its debt obligations prior to their respective maturity dates, to the extent not paid through free cash flow.

================================================================================
     The following table summarizes as of May 31, 2002, the Company's contractual cash obligations by future period (see Notes 3 and 4 of Notes to Consolidated Financial Statements):

(Amounts in millions)                                      PAYMENTS DUE BY PERIOD
                                        -------------------------------------------------------------
                                         LESS THAN                                AFTER
CONTRACTUAL OBLIGATIONS                    1 YEAR     1-3 YEARS    4-5 YEARS     5 YEARS       TOTAL
-----------------------------------------------------------------------------------------------------
Long-term debt                             $   --       $225.2       $300.0       $   --       $525.2
Lines of credit and short-term debt          23.5           --           --           --         23.5
Operating leases                             43.4         84.8         28.1        179.1        335.4
Royalty advances                             10.7          2.2          0.0           --         12.9
Other obligations                             5.7          1.9           --           --          7.6
-----------------------------------------------------------------------------------------------------
TOTAL                                      $ 83.3       $314.1       $328.1       $179.1       $904.6
-----------------------------------------------------------------------------------------------------

FINANCING

     On January 11, 2002, pursuant to the exercise of Scholastic Corporation's optional redemption rights, $109.8 million of the Company's 5.0% Convertible Subordinated Debentures were converted at the option of the holders into 2.9 million shares of Common Stock and $0.2 million were redeemed for cash.

     On January 23, 2002, the Company issued $300.0 million of 5.75% Notes (the "5.75% Notes"). The 5.75% Notes are unsecured and unsubordinated obligations of the Company and mature on January 15, 2007. Interest on the 5.75% Notes is payable semi-annually on July 15 and January 15 of each year. The Company may, at any time, redeem all or a portion of the 5.75% Notes at a redemption price (plus accrued interest to the date of redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption on a semiannual basis. The net proceeds were used to repay the majority of the $350.0 million facility (the "Grolier Facility") established in connection with the acquisition of Grolier. At May 31, 2002, the Company had outstanding $50.0 million under the Grolier Facility, which was amended into a revolving credit agreement on June 21, 2002, providing for aggregate borrowings of up to $100.0 million and expiring June 20, 2003. Under these amended terms, Scholastic Inc., a subsidiary of Scholastic Corporation, is the borrower and Scholastic Corporation is the guarantor. Borrowings bear interest at the prime rate or 0.39% to 1.10% over LIBOR (as defined). As amended, the Grolier Facility also provides for a facility fee ranging from 0.085% to 0.25%. The amounts charged vary based upon the Company's credit rating. The interest rate and facility fee as of the amendment date were 0.650% over LIBOR and 0.150%, respectively. The Grolier Facility contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. The weighted average interest rate under the Grolier Facility at May 31, 2002 was 2.4%.

     On February 5, 2002, the Company entered into an interest rate swap agreement, designated as a fair value hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," where the Company receives a fixed interest rate payment based on a notional amount totaling $100.0 million and pays a variable interest rate to the counterparty, which is reset semi-annually based on six-month LIBOR (as defined). This agreement was entered into to exchange the fixed interest rate payments on a portion of the 5.75% Notes for variable interest rate payments. Under SFAS No. 133, changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. As such, there was no ineffective portion to the hedge recognized in earnings during fiscal 2002.

                              | 20 | SCHOLASTIC |

     Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an amended and restated loan agreement with certain banks, effective August 11, 1999 and amended June 22, 2000 (the "Loan Agreement"). The Loan Agreement, which expires on August 11, 2004, provides for aggregate borrowings of up to $170.0 million (with a right in certain circumstances to increase borrowings to $200.0 million), including the issuance of up to $10.0 million in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company's credit rating. The interest rate, facility fee and utilization fee (when applicable) as of May 31, 2002 were 0.475% over LIBOR, 0.150% and 0.075%, respectively. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At May 31, 2002 and 2001, $50.0 million and $0.0, respectively, were outstanding under the Loan Agreement. The weighted average interest rate at May 31, 2002 was 2.7%.

     Scholastic Corporation and Scholastic Inc. are joint and several borrowers under a Revolving Loan Agreement with a bank, effective November 10, 1999 and amended June 22, 2000 (the "Revolver"). As amended, the Revolver provides for unsecured revolving credit of up to $40.0 million and expires on August 11, 2004. Interest under this facility is at the prime rate minus 1% or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company's credit rating. The interest rate and facility fee as of May 31, 2002 were 0.475% over LIBOR and 0.150%, respectively. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At May 31, 2002 and 2001, there were no borrowings outstanding under the Revolver.

     In addition, unsecured lines of credit available in local currencies to the Company's international subsidiaries were equivalent to $53.5 million at May 31, 2002. These lines are used primarily to fund local working capital needs. At May 31, 2002, $23.3 million in borrowings were outstanding under these lines of credit at a weighted average interest rate of 5.4%.

ACQUISITIONS

     In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such opportunities and prospects.

     Consistent with this strategy, on June 22, 2000, the Company consummated the acquisition of Grolier for $400.0 million in cash. In fiscal 2002, the Company completed acquisitions including:

o On July 6, 2001, the Company acquired assets of Troll Book Fairs Inc., a national school-based book fair operator, for $4.2 million in cash. Since the date of acquisition, the operating results are included in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment.

o On December 21, 2001, the Company acquired assets of Tom Snyder Productions, Inc., a developer and publisher of interactive educational software and producer of television programming for $9.0 million in cash. Since the date of acquisition, the operating results of its educational software and television programs are included in the EDUCATIONAL PUBLISHING and MEDIA, LICENSING AND ADVERTISING segments, respectively.

o On April 4, 2002, the Company acquired 100% of the outstanding stock of Sandvik Publishing Ltd., d/b/a Baby's First Book Club, a direct marketer of age-appropriate books and toys for young children, for $7.5 million in cash. Since the date of acquisition, the operating results are included in the continuity business within the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment.

o On April 8, 2002, the Company acquired 100% of the outstanding stock of Klutz, a publisher and creator of "books plus" products for children. The Company's initial payment was $42.8 million in cash. The agreement provides for additional payments of up to $31.3 million to be made to the seller in 2004 and 2005, contingent upon the achievement of certain revenue thresholds for Klutz. Since the date of acquisition, the operating results are included in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment.

o On April 24, 2002, the Company acquired 100% of the outstanding stock of Teacher's Friend Publications, Inc., a producer and marketer of materials that teach-

                              | 21 | SCHOLASTIC |
ers use to decorate their classrooms, for $5.9 million. Since the date of acquisition, the operating results are included in the EDUCATIONAL PUBLISHING segment.

SUBSEQUENT EVENT

     On June 24, 2002, the Company entered into a joint venture with The Book People, Ltd., a direct marketer of books in the United Kingdom, to distribute books to the home under the Red House name and through schools under the Scholastic School Link name. The Company also acquired a 15% equity interest in The Book People Group, Ltd. for (pound)12.0 million (equivalent to approximately $18.0 million as of the date of the transaction), with a possible additional payment of (pound)3.0 million based on operating results and contingent on repayment of all borrowings under a (pound)3.0 million (equivalent to approximately $4.5 million as of the date of the transaction) revolving credit facility established at the date of the transaction by the Company in favor of The Book People Group, Ltd. The revolving credit facility will be used to fund the expansion of The Book People and for working capital purposes.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt this statement by the first quarter of fiscal 2004. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its financial position, results of operations or cash flows.

     In November 2001, the FASB Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." The issue addresses the recognition, measurement and income statement classification of sales incentives or other consideration, free or discounted product or services and cash given by a vendor to a customer. The Company adopted the provisions of EITF Issue No. 01-9 for fiscal 2002. This adoption resulted in a reclassification of Selling, general and administrative expense to Cost of goods sold totaling $33.8 million, $34.5 million and $14.5 million in the fiscal years ended May 31, 2002, 2001 and 2000, respectively, with no change to reported net income.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based upon the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," for long-lived assets to be disposed of by sale and addresses significant implementation issues. The Company is required to adopt this statement by the first quarter of fiscal 2003. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on its financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Since this statement only affects the timing of the recognition of the liabilities to be incurred if an entity makes a decision to exit or dispose of a particular activity, the Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial position, results of operations, or cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, operating margins, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including the following and other risks and factors identified from time to time in the Company's filings with the SEC:

o The Company's ability to continue to produce successful educational, trade, entertainment and software products;

                              | 22 | SCHOLASTIC |

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

ITEM 7A o QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has operations in various foreign countries. In the normal course of business, these operations are exposed to fluctuations in currency values. Management believes that the impact of currency fluctuations does not represent a significant risk in the context of the Company's current international operations. In the normal course of business, the Company's non U.S. operations enter into short-term forward contracts (generally not exceeding $15.0 million) to match purchases not denominated in their respective local currencies.

     Market risks relating to the Company's operations result primarily from changes in interest rates, which are managed by balancing the mix of variable-versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, are used to hedge exposure to changes in interest rates. Approximately forty percent of the Company's debt at May 31, 2002 bore interest at a variable rate and was sensitive to changes in interest rates. As a result of seasonal borrowings at variable rates, this percentage is expected to peak at approximately fifty percent during fiscal 2003. The Company is subject to the risk that market interest rates will increase and thereby increase the interest rates currently being charged under the variable-rate debt.

     Additional information relating to the Company's outstanding financial instruments is included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              | 23 | SCHOLASTIC |

     The following table sets forth information about the Company's debt and other interest rate sensitive instruments as of May 31, 2002 (see Note 3 of Notes to Consolidated Financial Statements):

($ amounts in millions)
                                                                        FISCAL YEAR MATURITY                            FAIR VALUE
                                             ------------------------------------------------------------------------  AS OF MAY 31,
DEBT OBLIGATIONS                                 2003        2004         2005         2006        2007       TOTAL        2002
==================================================================================================================================
Lines of credit                               $  23.3      $    --      $    --      $    --     $    --     $  23.3     $  23.3
Average interest rate                            5.43%

Long-term debt including current portion:

    Fixed rate debt                           $    --      $ 125.0      $    --      $    --     $ 300.0     $ 425.0     $ 429.7
    Average interest rate                                     7.00%                                 5.75%

    Variable rate debt                        $   0.2      $  50.2      $  50.0      $    --     $    --     $ 100.4     $ 100.4
    Average interest rate                        5.00%        2.42%        2.72%
----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE DERIVATIVE FINANCIAL
  INSTRUMENTS RELATED TO DEBT
Interest rate swaps:
  Notional amount                             $    --      $    --      $    --      $    --     $ 100.0     $ 100.0     $   1.8
  Average variable pay rate                                                                         2.87%
  Average fixed receive rate                                                                        5.75%
----------------------------------------------------------------------------------------------------------------------------------

                              | 24 | SCHOLASTIC |

ITEM 8 o CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and
  Financial Statements Schedule                                          PAGE(S)

Consolidated Statements of Income for the three years ended
  May 31, 2002, 2001 and 2000                                                26

Consolidated Balance Sheets at May 31, 2002 and 2001                      27-28

Consolidated Statements of Changes in Stockholders' Equity
  and Comprehensive Income for the three years ended
  May 31, 2002, 2001 and 2000                                             29-30

Consolidated Statements of Cash Flows for the three years
  ended May 31, 2002, 2001 and 2000                                          31

Notes to Consolidated Financial Statements                                32-50

Report of Independent Auditors                                               51

Supplementary Financial Information - Summary of
  Quarterly Results of Operations (unaudited)                                52

The following consolidated financial statement schedule for the three years ended May 31, 2002, 2001 and 2000 is included in Item 14(d):

Schedule II - Valuation and Qualifying Accounts and Reserves                 63



All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

                              | 25 | SCHOLASTIC |

CONSOLIDATED STATEMENTS OF INCOME   (Amounts in millions, except per share data)
                                                             Years ended May 31,

                                                   2002       2001       2000
===============================================================================
REVENUES                                         $1,917.0   $1,962.3   $1,402.5
Operating costs and expenses:
  Cost of goods sold (exclusive of depreciation) 852.1 899.7 692.8 Cost of goods sold - Special Literacy Place
    and other charges (Note 12)                        --       72.9         --

  Selling, general and administrative expenses      773.7      773.1      557.6
  Bad debt expense                                   68.7       75.5       20.5

  Other operating costs:
    Depreciation                                     35.6       28.2       19.7
    Goodwill and other intangibles amortization       1.0       14.2        4.4
    Litigation and other charges                      1.2         --        8.5
-------------------------------------------------------------------------------

Total operating costs and expenses                1,732.3    1,863.6    1,303.5
-------------------------------------------------------------------------------

OPERATING INCOME                                    184.7       98.7       99.0

Interest expense, net                               (31.4)     (41.6)     (18.6)
-------------------------------------------------------------------------------

Earnings before income taxes and cumulative
  effect of accounting change                       153.3       57.1       80.4

Provision for income taxes                           54.6       20.8       29.0
-------------------------------------------------------------------------------

EARNINGS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                  98.7       36.3       51.4

Cumulative effect of accounting change
  (net of income taxes of $2.9)                      (5.2)        --         --
-------------------------------------------------------------------------------

NET INCOME                                       $   93.5   $   36.3   $   51.4
===============================================================================

EARNINGS PER SHARE OF CLASS A AND COMMON STOCK:
Earnings before cumulative effect of
  accounting change:
  Basic                                          $   2.69   $   1.05   $   1.54
  Diluted                                        $   2.51   $   1.01   $   1.48
Cumulative effect of accounting change
  (net of income taxes):
  Basic                                          $  (0.14)  $     --   $     --
  Diluted                                        $  (0.13)  $     --   $     --
Net income:
  Basic                                          $   2.55   $   1.05   $   1.54
  Diluted                                        $   2.38   $   1.01   $   1.48
-------------------------------------------------------------------------------

See accompanying notes

                              | 26 | SCHOLASTIC |

CONSOLIDATED BALANCE SHEETS

ASSETS                                                      2002         2001
-------------------------------------------------------------------------------

CURRENT ASSETS:
   Cash and cash equivalents                              $   10.7     $   13.8
   Accounts receivable (less allowance for
     doubtful accounts of $62.6 at May 31, 2002
     and $70.1 at May 31, 2001)                              243.8        220.7
   Inventories                                               359.5        340.3
   Deferred promotion costs                                   44.6         44.0
   Deferred income taxes                                      81.3         89.3
   Prepaid and other current assets                           58.4         61.4
-------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                    798.3        769.5
-------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                        9.1          9.0
   Buildings                                                  59.8         56.4
   Furniture, fixtures and equipment                         220.2        159.5
   Leasehold improvements                                    153.1        134.7
-------------------------------------------------------------------------------
                                                             442.2        359.6
   Less accumulated depreciation and amortization           (140.8)      (102.3)
-------------------------------------------------------------------------------
     NET PROPERTY, PLANT AND EQUIPMENT                       301.4        257.3
-------------------------------------------------------------------------------

OTHER ASSETS AND DEFERRED CHARGES:
   Prepublication costs                                      113.6        103.3
   Royalty advances                                           50.7         45.9
   Production costs                                            9.1         13.8
   Goodwill                                                  256.2        221.9
   Other intangibles                                          63.8         64.2
   Noncurrent deferred taxes                                  19.6          1.0
   Other                                                      24.0         24.9
-------------------------------------------------------------------------------
     TOTAL OTHER ASSETS AND DEFERRED CHARGES                 537.0        475.0
-------------------------------------------------------------------------------

TOTAL ASSETS                                              $1,636.7     $1,501.8
===============================================================================
See accompanying notes

                              | 27 | SCHOLASTIC |

                                        (Amounts in millions, except share data)
                                                             Balances at May 31,

LIABILITIES AND STOCKHOLDERS' EQUITY                        2002         2001
-------------------------------------------------------------------------------

CURRENT LIABILITIES:
  Lines of credit and short-term debt                     $   23.5     $   23.3
  Accounts payable                                           134.3        157.3
  Accrued royalties                                           38.5         45.7
  Deferred revenue                                            16.2         12.1
  Other accrued expenses                                     117.7        136.5
-------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                330.2        374.9
-------------------------------------------------------------------------------

NONCURRENT LIABILITIES:
  Long-term debt                                             525.8        585.3
  Other noncurrent liabilities                                61.8         47.9
-------------------------------------------------------------------------------
    TOTAL NONCURRENT LIABILITIES                             587.6        633.2
-------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES                                   --           --

STOCKHOLDERS' EQUITY:
  Preferred Stock, $1.00 par value
    Authorized-2,000,000 shares; Issued-None                    --           --
  Class A Stock, $.01 par value
    Authorized-2,500,000 shares;
    Issued-1,656,200 shares                                    0.0          0.0
  Common Stock, $.01 par value
    Authorized-70,000,000 shares;
    Issued-37,417,222 shares
    (33,632,047 shares at May 31, 2001)                        0.4          0.3
  Additional paid-in capital                                 373.7        233.7
  Deferred compensation                                       (0.4)        (0.2)
  Accumulated other comprehensive loss:
    Foreign currency translation adjustment                  (13.5)       (12.8)
    Minimum pension liability adjustment                     (13.9)        (3.6)
  Retained earnings                                          372.6        279.1
  Less 55,319 shares of Common Stock in treasury,
    at cost at May 31, 2001                                     --         (2.8)
-------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                               718.9        493.7
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $1,636.7     $1,501.8
===============================================================================

                              | 28 | SCHOLASTIC |

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'

                                                    Class A Stock         Common Stock      Additional
                                                  ----------------      -----------------     Paid-in
                                                  Shares    Amount      Shares     Amount     Capital
------------------------------------------------------------------------------------------------------
BALANCE AT MAY 31, 1999                           828,100    $ 0.0    16,946,803    $ 0.2     $ 212.3
Comprehensive income:
  Net income
Other comprehensive loss:
    Foreign currency translation adjustment
Total comprehensive income
Proceeds from issuance of common stock
  pursuant to employee stock plans, net                                   80,387      0.0         6.3
Tax benefit realized from stock
  option transactions                                                                             4.1
------------------------------------------------------------------------------------------------------

BALANCE AT MAY 31, 2000                           828,100      0.0    17,027,190      0.2       222.7
Comprehensive income:
  Net income
Other comprehensive loss:
    Foreign currency translation adjustment
    Minimum pension liability adjustment
  Total other comprehensive loss
Total comprehensive income
100% stock dividend                               828,100             16,604,857      0.1        (0.1)
Deferred compensation, net of amortization
Proceeds from issuance of common stock
  pursuant to employee stock plans                                                                4.2
Tax benefit realized from stock
  option transactions                                                                             6.9
------------------------------------------------------------------------------------------------------

BALANCE AT MAY 31, 2001                         1,656,200      0.0    33,632,047      0.3       233.7
Comprehensive income:
  Net income
Other comprehensive loss:
    Foreign currency translation adjustment
    Minimum pension liability adjustment
  Total other comprehensive loss
Total comprehensive income
Deferred compensation, net of amortization                                                        0.4
Proceeds from issuance of common stock
  pursuant to employee stock plans                                       927,374      0.1        19.9
Tax benefit realized from stock
  option transactions                                                                             8.8
Conversion of Convertible Subordinated
  Debentures and related costs                                         2,857,801      0.0       110.9
------------------------------------------------------------------------------------------------------

BALANCE AT MAY 31, 2002                         1,656,200    $ 0.0    37,417,222    $ 0.4     $ 373.7
======================================================================================================
See accompanying notes

                              | 29 | SCHOLASTIC |

EQUITY AND COMPREHENSIVE INCOME

                                        (Amounts in millions, except share data)
                                         Years ended May 31, 2002, 2001 and 2000

                      Foreign           Minimum                                  Treasury Stock                  Total
    Deferred         Currency           Pension         Retained             -----------------------         Stockholders'
  Compensation      Translation        Liability        Earnings             Shares           Amount            Equity
--------------------------------------------------------------------------------------------------------------------------
      $ --           $  (5.7)           $  --           $ 191.4           (1,301,658)        $ (36.8)          $ 361.4

                                                           51.4                                                   51.4

                        (5.4)                                                                                     (5.4)
                                                                                                                 ------
                                                                                                                  46.0

                                                                             450,652            12.2              18.5

                                                                                                                   4.1

--------------------------------------------------------------------------------------------------------------------------

        --             (11.1)              --             242.8             (851,006)          (24.6)            430.0

                                                           36.3                                                   36.3

                        (1.7)                                                                                     (1.7)
                                          (3.6)                                                                   (3.6)
                                                                                                                 ------
                                                                                                                  (5.3)

                                                                                                                 ------
                                                                                                                  31.0
                                                                                                                   0.0

       (0.2)                                                                                                      (0.2)

                                                                             795,687            21.8              26.0

                                                                                                                   6.9

--------------------------------------------------------------------------------------------------------------------------

       (0.2)           (12.8)             (3.6)           279.1              (55,319)           (2.8)            493.7

                                                           93.5                                                   93.5

                        (0.7)                                                                                     (0.7)
                                         (10.3)                                                                  (10.3)
                                                                                                                 ------
                                                                                                                 (11.0)

                                                                                                                 ------
                                                                                                                  82.5

       (0.2)                                                                                                       0.2

                                                                              55,319             2.8              22.8

                                                                                                                   8.8

                                                                                                                 110.9

--------------------------------------------------------------------------------------------------------------------------

     $ (0.4)         $ (13.5)          $ (13.9)         $ 372.6                   --            $ --           $ 718.9
==========================================================================================================================

                              | 30 | SCHOLASTIC |

CONSOLIDATED STATEMENTS OF CASH FLOWS                                   (Amounts in millions)
                                                                          Years ended May 31,

                                                              2002         2001         2000
=============================================================================================
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                $  93.5      $  36.3      $  51.4
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Amortization of prepublication and production costs        50.2         68.8         47.3
    Depreciation and amortization                              36.6         42.4         24.1
    Royalty advances expensed                                  26.6         28.7         29.2
    Deferred income taxes                                      18.0        (15.1)       (15.1)
    Tax benefit realized from stock option transactions         8.8          6.9          4.1
    Non-cash portion of Cost of goods sold -
      Special Literacy Place and other charges                   --         71.4           --
    Non-cash portion of accounting change
      and Litigation and other charges                          8.1           --          8.5
    Changes in assets and liabilities:
      Accounts receivable, net                                (14.1)        22.5        (20.8)
      Inventories                                              (7.3)       (25.7)       (66.8)
      Prepaid and other current assets                          5.5        (22.0)        (5.4)
      Deferred promotion costs                                 (0.5)        (1.6)         0.9
      Accounts payable and other accrued expenses             (42.5)       (17.7)        66.3
      Accrued royalties                                       (10.1)         4.7          9.2
      Deferred revenue                                          4.1         (0.3)         3.1
  Other, net                                                  (12.3)         6.3         14.3
---------------------------------------------------------------------------------------------
Total adjustments                                              71.1        169.3         98.9
---------------------------------------------------------------------------------------------
  Net cash provided by operating activities                   164.6        205.6        150.3
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment                  (78.4)       (90.5)       (46.0)
  Acquisition related payments                                (66.7)      (396.4)        (0.2)
  Prepublication costs                                        (53.5)       (54.5)       (61.4)
  Royalty advances                                            (31.7)       (25.5)       (23.4)
  Production costs                                            (13.0)       (13.7)       (13.8)
  Other                                                         4.8          3.3         (0.4)
---------------------------------------------------------------------------------------------
  Net cash used in investing activities                      (238.5)      (577.3)      (145.2)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Borrowings under Loan Agreement and Revolver                835.2        552.3        342.8
  Repayments of Loan Agreement and Revolver                  (785.2)      (558.1)      (347.3)
  Borrowings under Grolier Facility                              --        350.0           --
  Repayment of Grolier Facility                              (300.0)          --           --
  Proceeds received from issuance of 5.75% Notes,
    net of related costs                                      296.7           --           --
  Borrowings under lines of credit                            151.8        100.1        122.2
  Repayments of lines of credit                              (150.7)       (90.7)      (133.1)
  Proceeds pursuant to employee stock plans, net               22.8         24.2         16.7
  Other                                                         0.2         (1.3)        (3.2)
---------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities          70.8        376.5         (1.9)
  Effect of exchange rate changes on cash                       0.0          0.0         (0.1)
---------------------------------------------------------------------------------------------
  Net (decrease) increase in cash and cash equivalents         (3.1)         4.8          3.1
  Cash and cash equivalents at beginning of year               13.8          9.0          5.9
---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $  10.7      $  13.8      $   9.0
=============================================================================================
SUPPLEMENTAL INFORMATION:
   Income taxes paid                                        $  27.5      $  58.6      $  17.5
   Interest paid                                            $  28.0      $  43.5      $  20.1
---------------------------------------------------------------------------------------------

See accompanying notes


                              | 31 | SCHOLASTIC |

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except share and per share data)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Scholastic Corporation and all wholly-owned subsidiaries (the "Company"). All significant intercompany transactions are eliminated.

USE OF ESTIMATES

     The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management which affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, which are necessary in order to form a basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in its calculations, including, but not limited to: collectability of accounts receivable; sales returns; amortization periods; and recoverability of inventories, deferred promotion costs, prepublication costs, royalty advances, goodwill and other intangibles.

REVENUE RECOGNITION

     The Company's revenue recognition policies for its principal businesses are as follows:

     SCHOOL-BASED BOOK CLUBS--Revenue from school-based book clubs is recognized upon shipment of the products.

     SCHOOL-BASED BOOK FAIRS--Revenue from school-based book fairs is recognized ratably as the book fair occurs.

     CONTINUITIES--The Company operates continuity programs whereby customers generally place a single order and receive multiple shipments of books over a period of time. Revenue from continuities is recognized at the time of shipment or, in applicable cases, upon customer acceptance. Reserves for estimated returns are established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation for the reserve for estimated returns is based on historical return rates and sales patterns.

     TRADE--Revenue from the sale of children's books to bookstores and mass merchandisers primarily is recognized at the time of shipment, which generally is when title transfers to the customer. A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation for the reserve for estimated returns is based on historical return rates and sales patterns.

     FILM PRODUCTION AND LICENSING--Revenue from the sale of film rights, principally for the home video and domestic and foreign syndicated television markets, is recognized when the film has been delivered and is available for showing or exploitation. Licensing revenue is recorded in accordance with royalty agreements at the time licensed materials are available to the licensee and collections are reasonably assured.

     MAGAZINES--Revenue is deferred and recognized ratably over the subscription period, as the magazines are delivered.

     EDUCATIONAL PUBLISHING--For shipments to schools, revenue is recognized on passage of title, which generally occurs upon shipment. Shipments to depositories are on consignment. Revenue is recognized based on actual shipments from the depositories to the schools. For certain software-based products, the Company offers new customers installation and training. In such cases, revenue is recognized when installation and training are complete.

     ADVERTISING--Revenue is recognized when the magazine is on sale and available to the subscribers.

     SCHOLASTIC IN SCHOOL MARKETING--Revenue is recognized when the Company has satisfied the contractual/legal obligations of the program, has delivered the product or services and the customer has acknowledged acceptance.

CASH EQUIVALENTS

     Cash equivalents consist of short-term investments with original maturities of less than three months.

ACCOUNTS RECEIVABLE

     Accounts receivable are recorded net of allowance for doubtful accounts and reserve for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria.

                              | 32 | SCHOLASTIC |

The Company is required to estimate the collectability of its receivables. Evaluation of the aging and collections experience is utilized to estimate the ultimate realization of these receivables.

INVENTORIES

     Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based primarily upon a calculation of forecasted demand utilizing the historical sales patterns of its products.

DEFERRED PROMOTION COSTS

     Deferred promotion costs represent direct mail and telemarketing promotion costs incurred to acquire customers in the Company's continuity and magazine businesses. Promotional costs are deferred when incurred and amortized in the proportion that current revenues bear to estimated total revenues. The Company regularly evaluates the operating performance of the promotions over their life cycle based on historical and forecasted demand and adjusts the carrying value accordingly.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost. Depreciation and amortization are recorded on a straight-line basis. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. Interest is capitalized on major construction projects based on the outstanding construction-in-progress balance for the period and the average borrowing rate during the period.

PREPUBLICATION COSTS

     The Company capitalizes the art, prepress, editorial and other costs incurred in the creation of the master copy of a book or other media (the "prepublication costs"). Prepublication costs are amortized on a straight-line basis over a three to seven year period.

ROYALTY ADVANCES

     The Company records a reserve for the recoverability of its outstanding advances to authors based primarily upon historical trends. Royalty advances are expensed as related revenues are earned or when future recovery appears doubtful.

GOODWILL AND OTHER INTANGIBLES

     Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are no longer amortized. The Company reviews its goodwill and non-amortizable intangibles on an annual basis for impairment, or more frequently if impairment indicators arise. The impairment review process entails estimating the fair value of the Company's identified reporting units utilizing discounted cash flows, which are then compared to the carrying values of the reporting units. The determination of cash flows requires management to make significant estimates and assumptions about its reporting units' future operating performance. Actual operating results may differ from those estimates and assumptions. The Company's determination of whether impairment indicators exist is based on market conditions and operational performance of the reporting units. Prior to adoption of SFAS No. 142, the Company amortized goodwill and other intangible assets over their estimated useful lives.

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

FOREIGN CURRENCY TRANSLATION

     The balance sheets of the Company's non-U.S. dollar denominated assets and liabilities are translated into United States dollars at prevailing rates at the balance sheet date and the revenues, costs and expenses are translated at the average current rates prevailing during each reporting period. Net gains or losses resulting from

                              | 33 | SCHOLASTIC |
the translation of the foreign financial statements and the effect of exchange rate changes on long-term inter company balances are accumulated and charged directly to the foreign currency translation adjustment component of stockholders' equity.

EARNINGS PER SHARE

     Basic earnings per share is based on the weighted average shares of Class A Stock and Common Stock outstanding. Diluted earnings per share is based on the weighted average shares of Class A Stock and Common Stock outstanding adjusted for the impact of potentially dilutive securities outstanding. The dilutive impact of options outstanding is calculated using the treasury stock method which considers the Common Stock issuable upon exercise outstanding as if they were exercised at the beginning of the period, adjusted for Common Stock assumed to be repurchased with the proceeds and tax benefit realized upon exercise. The dilutive impact of convertible debt outstanding is calculated on an if-converted basis, adjusting for interest foregone and Common Stock issuable upon conversion of the debt as if it was converted at the beginning of the period. Any potentially dilutive security is excluded from the computation of diluted earnings per share for any period in which it has an anti-dilutive effect.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation. In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." The issue addresses the recognition, measurement and income statement classification of sales incentives or other consideration, free or discounted product or services and cash given by a vendor to a customer. The Company adopted the provisions of EITF Issue No. 01-9 for fiscal 2002. This adoption resulted in a reclassification of Selling, general and administrative expenses to Cost of goods sold totaling $33.8, $34.5 and $14.5 in the fiscal years ended May 31, 2002, 2001 and 2000, respectively, with no change to reported net income.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt this statement by the first quarter of fiscal 2004. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its financial position, results of operations or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based upon the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," for long-lived assets to be disposed of by sale and addresses significant implementation issues. The Company is required to adopt this statement by the first quarter of fiscal 2003. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on its financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Since this statement only affects the timing of the recognition of the liabilities to be incurred if an entity makes a decision to exit or dispose of a particular activity, the Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial position, results of operations or cash flows.

                              | 34 | SCHOLASTIC |

2.   SEGMENT INFORMATION

     The Company categorizes its businesses into four operating segments:
CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION; EDUCATIONAL PUBLISHING; MEDIA, LICENSING AND ADVERTISING; and INTERNATIONAL. This classification reflects the nature of products and services consistent with the method by which the Company's chief operating decision-maker assesses operating performance and allocates resources.

o CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION includes the publication and distribution of children's books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel. The direct-to-home continuity and trade businesses formerly operated by Grolier Incorporated ("Grolier") are incorporated in this segment from June 22, 2000, the date on which Grolier was acquired.

o EDUCATIONAL PUBLISHING includes the publication and distribution to schools and libraries of curriculum materials, classroom magazines and print and on-line reference and non-fiction products for grades K to 12 in the United States. The U.S. reference and non-fiction business formerly operated by Grolier is included in this segment from June 22, 2000, the date on which Grolier was acquired.

o MEDIA, LICENSING AND ADVERTISING includes the production and/or distribution in the United States of software and Internet services and the production and/or distribution by and through the Company's subsidiary, Scholastic Entertainment Inc. ("SEI"), of programming and consumer products (including children's television programming, videos, software, feature films, promotional activities and non-book merchandise). The consumer software business formerly operated by Grolier is included in this segment from June 22, 2000, the date on which Grolier was acquired.

o INTERNATIONAL includes the publication and distribution of products and services outside the United States by the Company's international operations and its export and foreign rights businesses. The international businesses formerly operated by Grolier are included in this segment from June 22, 2000, the date on which Grolier was acquired.

                              | 35 | SCHOLASTIC |

     The following table sets forth information for the three fiscal years ended May 31 for the Company's segments. Certain prior year amounts have been reclassified to conform with the present year presentation, including certain segment classifications.

                                         Children's
                                            Book                     Media,
                                         Publishing                Licensing
                                             and      Educational     and                     Total
    2002                                Distribution  Publishing   Advertising  Overhead(1)  Domestic  International  Consolidated
===================================================================================================================================
Revenues                                 $ 1,168.6      $ 315.5      $ 131.2      $  0.0    $ 1,615.3     $ 301.7      $ 1,917.0
Bad debt                                      58.5          0.9          2.1         0.0         61.5         7.2           68.7
Depreciation                                   6.1          1.7          5.1        18.3         31.2         4.4           35.6
Amortization (2)                              16.0         22.8         11.4         0.0         50.2         1.0           51.2
Royalty advances expensed                     23.6          1.6          0.8         0.0         26.0         0.6           26.6
Segment profit/(loss) (3)                    189.8         51.5        (15.6)      (61.2)       164.5        20.2          184.7
Segment assets                               688.2        289.5         69.4       369.2      1,416.3       220.4        1,636.7
Goodwill                                     129.5         82.9         10.0         0.0        222.4        33.8          256.2
Long-lived assets (4)                        278.2        183.3         42.9       227.2        731.6        63.2          794.8
Expenditures for long-lived assets (5)       108.7         48.6         29.5        47.8        234.6         8.7          243.3

   2001
===================================================================================================================================
Revenues                                 $ 1,221.9      $ 309.4      $ 134.3      $  0.0    $ 1,665.6     $ 296.7      $ 1,962.3
Bad debt                                      62.8          1.2          2.5         0.0         66.5         9.0           75.5
Depreciation                                   4.5          1.7          3.8        13.9         23.9         4.3           28.2
Amortization (2)                              16.6         46.6         17.2         0.3         80.7         2.3           83.0
Royalty advances expensed                     22.9          0.9          3.4         0.0         27.2         1.5           28.7
Segment profit/(loss) (3)                    216.7        (56.9)(6)    (23.5)      (56.9)        79.4(6)     19.3           98.7 (6)
Segment assets                               647.4        248.1         68.3       322.6      1,286.4       215.4        1,501.8
Goodwill                                     109.2         71.1          8.4         0.0        188.7        33.2          221.9
Long-lived assets (4)                        265.2        173.9         40.4       168.2        647.7        58.7          706.4
Expenditures for long-lived assets (5)       269.2        185.7         23.0        74.6        552.5        28.1          580.6

   2000
===================================================================================================================================
Revenues                                 $   857.9      $ 212.5      $ 108.1      $  0.0    $ 1,178.5     $ 224.0      $ 1,402.5
Bad debt                                      16.4          1.2          0.7         0.0         18.3         2.2           20.5
Depreciation                                   3.6          1.0          2.1         9.3         16.0         3.7           19.7
Amortization (2)                              12.8         29.5          8.0         0.0         50.3         1.4           51.7
Royalty advances expensed                     22.6          1.6          3.4         0.0         27.6         1.6           29.2
Segment profit/(loss) (3)                    170.6        (13.3)       (11.9)      (56.3)        89.1         9.9           99.0
Segment assets                               356.8        223.3         61.2       204.7        846.0       137.2          983.2
Goodwill                                      17.1         10.2          9.1         0.0         36.4        27.1           63.5
Long-lived assets (4)                         97.5        111.8         35.0       127.0        371.3        51.9          423.2
Expenditures for long-lived assets (5)        37.9         47.3         26.8        28.4        140.4         4.4          144.8
-----------------------------------------------------------------------------------------------------------------------------------

(1) Overhead includes all domestic corporate amounts not allocated to reportable segments which includes unallocated expenses and costs related to the management of corporate assets. For fiscal 2000, includes charges related to the establishment of a litigation reserve of $6.7 and to the liquidation of certain stock options of $1.8. For fiscal 2002, includes $1.2 regarding the settlement of the litigation and related costs. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company's headquarters in the metropolitan New York area, its National Service Operation located in Missouri and an industrial/office building complex in Connecticut.

(2) In fiscal 2002, includes amortization of other intangibles with definite lives, prepublication costs and production costs. In fiscal 2001 and 2000, includes amortization of goodwill, other intangibles, prepublication costs and production costs.

(3) Segment profit/(loss) represents earnings before interest and income taxes. In fiscal 2002, it excludes the cumulative effect of accounting change of $5.2 net of tax, or $0.13 per diluted share, related to the MEDIA, LICENSING AND ADVERTISING segment.

(4) Includes property, plant and equipment, prepublication costs, goodwill, other intangibles, royalty advances and production costs.

(5) Includes expenditures for property, plant and equipment, investments in prepublication and production costs, royalty advances and acquisitions of businesses.

(6) EDUCATIONAL PUBLISHING segment loss for fiscal 2001 reflects the Company's decision not to update SCHOLASTIC LITERACY PLACE(R), which resulted in a $72.9 special charge to cost of goods sold.

                              | 36 | SCHOLASTIC |

     The following table separately sets forth information for the two fiscal years ended May 31 for the U.S. direct-to-home continuity business formerly operated by Grolier, which, effective June 22, 2000, is included in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment, and for all other businesses included in the segment:

                                                       DIRECT-TO-HOME            ALL OTHER               TOTAL
---------------------------------------------------------------------------------------------------------------------------
                                                      2002       2001        2002        2001       2002        2001
===========================================================================================================================
Revenues                                           $ 207.5     $ 217.9     $ 961.1  $ 1,004.0   $ 1,168.6   $ 1,221.9
Bad debt                                              38.4        43.4        20.1       19.4        58.5        62.8
Depreciation                                           0.4         0.3         5.7        4.2         6.1         4.5
Amortization (1)                                       0.7         3.6        15.3       13.0        16.0        16.6
Royalty advances expensed                              1.2         0.2        22.4       22.7        23.6        22.9
Business profit (2)                                   35.2        12.7       154.6      204.0       189.8       216.7
Business assets                                      233.0       241.6       455.2      405.8       688.2       647.4
Goodwill                                              87.5        88.4        42.0       20.8       129.5       109.2
Long-lived assets (3)                                136.7       137.9       141.5      127.3       278.2       265.2
Expenditures for long-lived assets (4)                 3.6       213.9       105.1       55.3       108.7       269.2
----------------------------------------------------------------------------------------------------------------------------

(1) In fiscal 2002, includes amortization of other intangibles with definite lives and prepublication costs. In fiscal 2001, includes amortization of goodwill, other intangibles and prepublication costs.

(2)  Business profit represents earnings before interest and income taxes.

(3) Includes property, plant and equipment, prepublication costs, goodwill, other intangibles and royalty advances.

(4) Includes expenditures for property, plant and equipment, investments in prepublication costs, royalty advances and acquisitions of businesses.

3.   DEBT

     The following summarizes debt as of May 31:

                                          CARRYING    FAIR    CARRYING    FAIR
                                            VALUE     VALUE     VALUE     VALUE
--------------------------------------------------------------------------------

                                                  2002               2001
================================================================================
Lines of Credit                            $ 23.3    $ 23.3    $ 23.1    $ 23.1
Grolier Facility                             50.0      50.0     350.0     350.0
Loan Agreement and Revolver                  50.0      50.0        --        --
7% Notes due 2003, net of discount          124.9     130.4     124.9     128.4
5.75% Notes due 2007, net of discount       300.7     301.1        --        --
Convertible Subordinated Debentures            --        --     110.0     122.2
Other debt                                    0.4       0.4       0.6       0.6
-------------------------------------------------------------------------------
  Total debt                                549.3     555.2     608.6     624.3
Less lines of credit and short-term debt    (23.5)    (23.5)    (23.3)    (23.3)
-------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                       $525.8    $531.7    $585.3    $601.0
===============================================================================

Short-term debt is carried at cost which approximates fair value. Fair values were estimated based on market quotes, where available, or dealer quotes.

                              | 37 | SCHOLASTIC |

     The following table sets forth the maturities of the carrying values of the Company's debt obligations as of May 31, 2002 for fiscal years ended May 31:

================================================================================
2003                                                                     $ 23.5
2004                                                                      175.1
2005                                                                       50.0
2006                                                                         --
2007                                                                      300.7
Thereafter                                                                   --
--------------------------------------------------------------------------------
TOTAL DEBT                                                               $549.3
================================================================================

LINES OF CREDIT

     The Company's international subsidiaries had unsecured lines of credit available in local currencies equivalent to $53.5 and $50.5 at May 31, 2002 and 2001, respectively. There were $23.3 and $23.1 outstanding under these credit lines at May 31, 2002 and 2001, respectively. These lines of credit are considered short-term in nature. The weighted average interest rates on the outstanding amounts were 5.43% and 7.45% at May 31, 2002 and 2001, respectively.

GROLIER FACILITY

     On June 22, 2000, the Company established a credit facility (the "Grolier Facility") to finance $350.0 of the $400.0 Grolier purchase price. The net proceeds from the issuance of the 5.75% Notes in January 2002 were used to repay a majority of the Grolier Facility (see 5.75% Notes due 2007 below). On June 21, 2002, the Grolier Facility was amended into a revolving credit agreement, which expires on June 20, 2003 and provides for aggregate borrowings of up to $100.0. Under these amended terms, Scholastic Inc. is the borrower, and Scholastic Corporation is the guarantor. Borrowings bear interest at the prime rate or 0.39% to 1.10% over LIBOR (as defined). As amended, the Grolier Facility also provides for a facility fee ranging from 0.085% to 0.25%. The amounts charged vary based upon the Company's credit rating. The interest rate and facility fee as of the amendment date were 0.650% over LIBOR and 0.150%, respectively. As of May 31, 2002, the interest rate and facility fee were 0.575% over LIBOR and 0.125%, respectively. The Grolier Facility contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At May 31, 2002 and 2001, $50.0 and $350.0 were outstanding under the Grolier Facility at a weighted average interest rate of 2.4% and 5.1%, respectively.

LOAN AGREEMENT

     Scholastic Corporation and its subsidiary Scholastic Inc. are joint and several borrowers under an amended and restated loan agreement with certain banks, effective August 11, 1999 and amended June 22, 2000 (the "Loan Agreement"). The Loan Agreement, which expires on August 11, 2004, provides for aggregate borrowings of up to $170.0 (with a right in certain circumstances to increase borrowings to $200.0), including the issuance of up to $10.0 in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company's credit rating. The interest rate, facility fee and utilization fee (when applicable) as of May 31, 2002 were 0.475% over LIBOR, 0.150% and 0.075%, respectively. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At May 31, 2002 and 2001, $50.0 and $0.0, respectively, were outstanding under the Loan Agreement. The weighted average interest rate at May 31, 2002 was 2.7%.

REVOLVER

     Scholastic Corporation and Scholastic Inc. are joint and several borrowers under a Revolving Loan Agreement with a bank, effective November 10, 1999 and amended June 22, 2000 (the "Revolver"). As amended, the Revolver provides for unsecured revolving credit of up to $40.0 and expires on August 11, 2004. Interest under this facility is at the prime rate minus 1% or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company's credit rating. The interest rate and facility fee as of May 31, 2002 were 0.475% over LIBOR and 0.150%, respectively. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At May 31, 2002 and 2001, there were no borrowings outstanding under the Revolver.

7% NOTES DUE 2003

     On December 23, 1996, the Company issued $125.0 of 7% Notes (the "7% Notes"). The 7% Notes are unsecured and unsubordinated obligations of the Company

                              | 38 | SCHOLASTIC |
and will mature on December 15, 2003. The 7% Notes are not redeemable prior to maturity. Interest on the 7% Notes is payable semi-annually on December 15 and June 15 of each year.

5.75% NOTES DUE 2007

     On January 23, 2002, the Company issued $300.0 of 5.75% Notes (the "5.75% Notes"). The 5.75% Notes are unsecured and unsubordinated obligations of the Company and mature on January 15, 2007. Interest on the 5.75% Notes is payable semi-annually on July 15 and January 15 of each year. The Company may, at any time, redeem all or a portion of the 5.75% Notes at a redemption price (plus accrued interest to the date of redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption on a semiannual basis. The net proceeds were used to repay the majority of the $350.0 Grolier Facility.

INTEREST RATE SWAP AGREEMENT

     On February 5, 2002, the Company entered into an interest rate swap agreement, designated as a fair value hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," where the Company receives a fixed interest rate payment based on a notional amount totaling $100.0 and pays a variable interest rate to the counterparty, which is reset semi-annually based on six-month LIBOR (as defined). This agreement was entered into to exchange the fixed interest rate payments on a portion of the 5.75% Notes for variable interest rate payments. In accordance with SFAS No. 133, the value of the 5.75% Notes increased by $1.8 to reflect an increase in their fair value as of May 31, 2002 and a corresponding swap asset of $1.8 was recorded in Other assets. Under SFAS No. 133, changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. As such, there was no ineffective portion to the hedge recognized in earnings during fiscal 2002.

CONVERTIBLE SUBORDINATED DEBENTURES

     On August 18, 1995, the Company sold $110.0 of its 5.0% Convertible Subordinated Debentures due August 15, 2005 (the "Debentures"). On January 11, 2002, pursuant to the exercise of Scholastic Corporation's optional redemption rights, $109.8 of the Debentures were converted at the option of the holder into
2.9 million shares of Common Stock and $0.2 were redeemed for cash.

4.   COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     The Company leases warehouse space, office space and equipment under various operating leases. Certain of these leases provide for rent increases based on price-level factors. In most cases, management expects that in the normal course of business leases will be renewed or replaced by other leases. The Company has no significant capitalized leases. Total rent expense relating to the Company's operating leases was $48.7, $44.0 and $35.9 for the fiscal years ended May 31, 2002, 2001 and 2000, respectively. The rent payments are subject to escalation provisions and are net of sublease income. The aggregate minimum future annual rental commitments at May 31, 2002 under all non-cancelable operating leases, totaling $335.4 are as follows: 2003 - $43.4; 2004 - $35.6; 2005 - $27.7; 2006 - $21.5; 2007 - $16.0; later years - $191.2.

     The Company had certain contractual commitments, principally relating to royalty advances, at May 31, 2002 totaling $20.5. The aggregate annual commitments are as follows: 2003 - $16.4; 2004 - $2.1; 2005 - $1.7 ; 2006 -
$0.3; 2007 - $0; later years - none.

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

     Specifically, the Complaint alleged misstatements and omissions by the Company pertaining to adverse sales and returns of its popular Goosebumps(R) book series prior to the Company's interim earnings announcement on February 20, 1997. On January 26, 2000, an order was

                              | 39 | SCHOLASTIC |
entered granting the Company's motion to dismiss plaintiffs' Second Amended Consolidated Complaint without leave to further amend the complaint. Previously, on December 14, 1998, an order was entered granting the Company's motion to dismiss plaintiffs' First Amended Consolidated Complaint, with leave to amend the complaint. On June 1, 2001, the Court of Appeals for the Second Circuit reversed the dismissal of the Second Amended Consolidated Complaint and remanded the case for further proceedings. On December 10, 2001, the Supreme Court of the United States denied the Company's petition for a Writ of Certiorari to review the Second Circuit's decision. The Company continues to believe that the litigation is without merit and will continue to vigorously defend against it.

     As previously reported, on February 1, 1999, two subsidiaries of the Company commenced an action in the Supreme Court of the State Court of New York, New York County, against Parachute Press, Inc. ("Parachute"), the licensor of certain publication and nonpublication rights to the Goosebumps series, certain affiliated Parachute companies and R.L. Stine, individually, alleging material breach of contract and fraud in connection with the agreements under which such Goosebumps rights are licensed to the Company. The issues in the case, captioned Scholastic Inc. and Scholastic Entertainment Inc. v. Parachute Press, Inc., Parachute Publishing, LLC, Parachute Consumer Products, LLC, and R.L. Stine (Index No. 99/600512), are also, in part, the subject of two litigations commenced by Parachute following repeated notices from the Company to Parachute of material breaches by Parachute of the agreements under which such rights are licensed, and the exercise by the Company of its contractual remedies under the agreements. The previously reported first Parachute action, Parachute Press, Inc. v. Scholastic Inc., Scholastic Productions, Inc. and Scholastic Entertainment Inc., 97 Civ. 8510 (JFK), in which two subsidiaries of the Company are defendants and counterclaim plaintiffs, was commenced in the federal court for the Southern District of New York on November 14, 1997 and was dismissed for lack of subject matter jurisdiction on January 29, 1999. In August 2000, the Court of Appeals for the Second Circuit vacated the dismissal and remanded the case for further proceedings. The second action, captioned Parachute Press, Inc.
v. Scholastic Inc., Scholastic Productions, Inc. and Scholastic Entertainment Inc. (Index No. 99/600507), was filed contemporaneously with the filing of the Company's complaint on February 1, 1999 in the Supreme Court of the State of New York, New York County. In its two complaints and its counterclaims, Parachute alleges that the exercise of contractual remedies by the Company was improper and seeks declaratory relief and unspecified damages for, among other claims, alleged breaches of contract and acts of unfair competition. Damages sought by Parachute include the payment of the total of approximately $36.1 of advances over the term of the contract, of which approximately $15.3 had been paid at the time the first Parachute litigation began, and payment of royalties set-off by Scholastic against amounts claimed by the Company. On July 21, 2000, the Company and Parachute each filed motions for partial summary judgment in the pending state court cases, which on April 4, 2002 were denied in all material respects. On May 18, 2001, each party filed motions for summary judgment in the federal court case. The Company is seeking declaratory relief and damages for, among other claims, breaches of contract, fraud and acts of unfair competition. Damages sought by the Company include repayment by Parachute of a portion of the $15.3 advance already paid. The Company intends to vigorously defend its position in these proceedings. The Company does not believe that this dispute will have a material adverse effect on its financial condition.

     In addition to the above actions, various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

5.   ACQUISITIONS

FISCAL 2002 ACQUISITIONS

     During fiscal 2002, the Company completed the acquisitions of the stock or assets of the following companies: Troll Book Fairs Inc., a national school-based book fair operator; Tom Snyder Productions, Inc., a developer and publisher of interactive educational software and producer of television programming; Sandvik Publishing Ltd., d/b/a Baby's First Book Club(R), a direct marketer of age-appropriate books and toys for young children; Klutz, a publisher and creator of "books plus" products for children; Teacher's Friend Publications, Inc., a producer and marketer of materials that teachers use to decorate their classrooms; and Nelson B. Heller &

                              | 40 | SCHOLASTIC |

Associates, a publisher of business-to-business newsletters. The aggregate purchase price, net of cash received, and related goodwill and other intangibles of the aforementioned acquisitions, were $66.7 and $35.9, respectively. In addition to the initial purchase price paid for Klutz of $42.8, additional payments of up to $31.3 may be made to the seller in 2004 and 2005, contingent upon the achievement of certain revenue thresholds.

     The assets and liabilities of each business acquired as of the date of acquisition were adjusted to their fair values, with the excess purchase price over the fair market value assigned to goodwill.

     The following summarizes the allocation of the initial purchase price of the fiscal 2002 acquisitions:

                                                                         VALUE
================================================================================
Accounts receivable                                                     $   8.0
Inventory                                                                   8.6
Other current assets                                                        6.4
Property, plant and equipment                                               1.2
Goodwill and other intangibles                                             35.9
Noncurrent deferred taxes                                                  18.6
Other assets                                                                0.4
Current liabilities                                                       (12.4)
-------------------------------------------------------------------------------
CASH PAID FOR ACQUISITIONS, NET OF CASH RECEIVED                        $  66.7
===============================================================================

     The allocation of the aggregate purchase price is preliminary and will be finalized in fiscal 2003. Future adjustments to the purchase price allocation are not expected to be material. The operating results of each fiscal 2002 acquisition have been included in the Company's consolidated results of operations since the respective dates of acquisition.

     The effect of including the results of the acquired business operations on a pro forma basis would not be material.

     In connection with the fiscal 2002 acquisitions, the Company has established liabilities of $3.2 relating primarily to severance and other exit costs. As of May 31, 2002, $2.9 of these liabilities remain unpaid. Payment of these liabilities will be made principally in fiscal 2003.

FISCAL 2001 ACQUISITION - GROLIER

     On June 22, 2000, Scholastic Inc. acquired all of the issued and outstanding capital stock of Grolier, a Delaware corporation, for $400.0 in cash. The acquisition was financed by the Company using bank debt, of which $350.0 was borrowed under the Grolier Facility and $50.0 was borrowed under the Company's existing credit facility.

     Through the purchase of Grolier, the Company acquired the leading operator of United States direct-to-home continuity book clubs serving children primarily age five and under and the leading print and on-line publisher of children's reference and non-fiction products sold primarily to school libraries in the United States. The acquisition also expanded the Company's operations in the United Kingdom, Canada and Southeast Asia. In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company has analyzed economic characteristics, similarity of nature of products, similarity of the nature of production, class of customer and method of distribution of products of the acquired Grolier businesses. Accordingly, the Grolier businesses have been included in the following business segments: the domestic direct-to-home continuity and trade operations have been included in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment; the children's reference and non-fiction operations have been included in the EDUCATIONAL PUBLISHING segment; consumer software operations have been included in the MEDIA, LICENSING AND ADVERTISING segment; and all international operations have been included in the INTERNATIONAL segment.

     The Grolier acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Grolier have been included in the Company's consolidated results of operations since the date of acquisition. The assets and liabilities at the acquisition date were adjusted to their fair values, based upon an independent valuation, with the excess purchase price over the fair value assigned to goodwill. The valuation was finalized as of the end of fiscal 2001. With regard to any possible future adjustments to established liabilities, such adjustments would be included in the determination of net income.

     The following summarizes the final allocation of the purchase price, based upon an independent valuation, including the related transaction and financing costs:

                                                                           VALUE
================================================================================
Accounts receivable                                                      $ 95.3
Inventory                                                                  45.5
Other current assets                                                       60.3
Property, plant and equipment                                              18.9
Goodwill and other intangibles                                            229.7
Other assets                                                               44.2
Current liabilities                                                       (85.3)
Noncurrent liabilities                                                    (12.2)
--------------------------------------------------------------------------------
CASH PAID FOR ACQUISITION, NET OF CASH RECEIVED                          $396.4
================================================================================

                              | 41 | SCHOLASTIC |

     The following summarizes the Goodwill and Other intangibles arising from the acquisition of Grolier:
                                                                         VALUE
-------------------------------------------------------------------------------
Goodwill                                                                 $168.1
-------------------------------------------------------------------------------
Titles                                                                     29.8
Licenses                                                                   17.8
Major sets                                                                 11.8
Customer lists                                                              2.2
-------------------------------------------------------------------------------
Total other intangibles                                                    61.6
-------------------------------------------------------------------------------
TOTAL GOODWILL AND OTHER INTANGIBLES                                     $229.7
-------------------------------------------------------------------------------

     In connection with the Grolier acquisition, the Company established a plan for integrating Grolier's operations. Accordingly, the Company established liabilities of approximately $17.7 relating primarily to severance, fringe benefits and related salary continuance, as well as certain exit costs associated with the integration of certain of Grolier's operational and administrative functions. This amount, originally established at $12.4, was increased at May 31, 2001 as the Company refined its estimate of the costs of the integration plan. At the end of fiscal 2002, the established liabilities for integration costs were in excess of the expected costs by $4.1, of which $2.1 related to severance and other exit costs and $2.0 related primarily to the favorable settlement of certain contractual obligations which existed at the date of acquisition. This resulted in a decrease in the recorded liabilities, which was reflected as a reduction of Selling, general and administrative expenses. As of May 31, 2002, $4.6 of these liabilities remained unpaid and will be settled over the next three years.

     A summary of the activity in the established liabilities is detailed in the following table:

                                             SEVERANCE AND     OTHER
                                             RELATED COSTS   EXIT COSTS   TOTAL
================================================================================
Liabilities established at acquisition           $13.3         $ 4.4      $17.7
Fiscal 2001 payments                              (1.8)         (1.2)      (3.0)
--------------------------------------------------------------------------------
Balance at May 31, 2001                           11.5           3.2       14.7
Fiscal 2002 payments                              (7.3)         (0.7)      (8.0)
Fiscal 2002 adjustment                            (1.2)         (0.9)      (2.1)
--------------------------------------------------------------------------------
BALANCE AT MAY 31, 2002                          $ 3.0         $ 1.6      $ 4.6
================================================================================

     The following table reflects the unaudited pro forma results of operations of the Company, giving effect to the acquisition of Grolier as if it was consummated as of the first day of the fiscal period ended May 31, 2001, includ ing the effect of increased interest expense for debt related to the acquisition. This information does not necessarily reflect the actual results of operations that would have occurred had the purchase been made at the beginning of the period presented, nor is it necessarily indicative of future results of operations of the combined companies.
                                                                          2001
================================================================================
Revenues                                                               $1,997.9
Net income                                                                 37.5
Net income per Share of Class A Stock and Common Stock:
  Basic                                                                $   1.08
  Diluted                                                              $   1.04
--------------------------------------------------------------------------------

6.   GOODWILL AND OTHER INTANGIBLES

     The Company adopted SFAS No. 142, effective as of June 1, 2001. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise. In fiscal 2002, the Company completed the required transitional and annual impairment reviews of goodwill. These reviews required the Company to estimate the fair value of its identified reporting units. For each of the reporting units, the estimated fair value was determined utilizing the expected present value of the future cash flows of the units. In all instances, the estimated fair value of the reporting units exceeded their book values and therefore no write-down of goodwill was required.

     The following table reflects unaudited pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on June 1, 1999:
                                                      Fiscal years ended May 31,
                                                         2001            2000
================================================================================
Net income, as reported                                $   36.3        $   51.4
Add back: amortization expense, net of tax                  8.3             2.8
--------------------------------------------------------------------------------
Pro forma net income                                   $   44.6        $   54.2
Basic net income per Share of Class A
  Stock and Common Stock:
    As reported                                        $   1.05        $   1.54
    Pro forma                                          $   1.29        $   1.62
Diluted net income per Share of Class A
  Stock and Common Stock :
    As reported                                        $   1.01        $   1.48
    Pro forma                                          $   1.24        $   1.56
--------------------------------------------------------------------------------

                              | 42 | SCHOLASTIC |

     The following table summarizes the activity in Goodwill as of May 31:

                                             2002          2001          2000
================================================================================
Beginning balance                          $ 221.9       $  63.5       $  67.9
Additions due to acquisitions                 35.4         169.9           0.9
Amortization                                    --         (10.3)         (4.4)
Other adjustments                             (1.1)         (1.2)         (0.9)
--------------------------------------------------------------------------------
TOTAL                                      $ 256.2       $ 221.9       $  63.5
================================================================================

   The following table summarizes Other intangibles subject to amortization as of May 31:

                                                        2002              2001
================================================================================
Customer lists                                        $   2.8           $   2.2
Accumulated amortization                                 (2.2)             (1.3)
--------------------------------------------------------------------------------
  Net customer lists                                      0.6               0.9
--------------------------------------------------------------------------------
Other intangibles                                         3.9               3.9
Accumulated amortization                                 (2.1)             (2.0)
--------------------------------------------------------------------------------
  Net other intangibles                                   1.8               1.9
--------------------------------------------------------------------------------
TOTAL                                                 $   2.4           $   2.8
================================================================================

   The following table summarizes Other intangibles not subject to amortization as of May 31:

                                                         2002              2001
================================================================================
Net carrying value by major class:
Titles                                                $  31.0           $  31.0
Licenses                                                 17.2              17.2
Major sets                                               11.4              11.4
Trademarks and Other                                      1.8               1.8
--------------------------------------------------------------------------------
TOTAL                                                 $  61.4           $  61.4
================================================================================

     Amortization expense for Other intangibles totaled $1.0, $3.9 and $0.6 for the fiscal years ended May 31, 2002, 2001 and 2000, respectively.

7.   INCOME TAXES

     The provisions for income taxes for the fiscal years ended May 31 are based on earnings/(losses) before taxes and cumulative effect of accounting change as follows:

                                             2002          2001          2000
================================================================================
United States                              $ 144.7       $  50.0       $  82.4
Non-United States                              8.6           7.1          (2.0)
--------------------------------------------------------------------------------
                                           $ 153.3       $  57.1       $  80.4
================================================================================

     The provisions for income taxes attributable to earnings before cumulative effect of accounting change for the fiscal years ended May 31 consist of the following components:

                                              2002          2001          2000
--------------------------------------------------------------------------------
Federal
  Current                                  $  29.4       $  26.9       $  37.6
  Deferred                                    15.4         (13.5)        (12.8)
--------------------------------------------------------------------------------
                                           $  44.8       $  13.4       $  24.8
================================================================================
State and local
  Current                                  $   3.7       $   4.0       $   4.2
  Deferred                                     2.0          (2.8)         (2.4)
--------------------------------------------------------------------------------
                                           $   5.7       $   1.2       $   1.8
================================================================================
International
  Current                                  $   3.5       $   5.0       $   2.3
  Deferred                                     0.6           1.2           0.1
--------------------------------------------------------------------------------
                                           $   4.1       $   6.2       $   2.4
================================================================================
TOTAL
  CURRENT                                  $  36.6       $  35.9       $  44.1
  DEFERRED                                    18.0         (15.1)        (15.1)
--------------------------------------------------------------------------------
                                           $  54.6       $  20.8       $  29.0
================================================================================

     The provisions for income taxes attributable to earnings before cumulative effect of accounting change differ from the amount of tax determined by applying the federal statutory rate as follows:

                                              2002          2001          2000
================================================================================
Computed federal statutory provision       $  53.7       $  20.0       $  28.1
State income tax provision,
  net of federal income tax benefit            3.6           0.8           1.2
Difference in effective tax rates on
  earnings of foreign subsidiaries            (0.7)          1.8           0.2
Charitable contributions                      (1.8)         (1.6)         (0.8)
Other - net                                   (0.2)         (0.2)          0.3
--------------------------------------------------------------------------------
TOTAL PROVISION FOR
INCOME TAXES                               $  54.6       $  20.8       $  29.0
================================================================================
EFFECTIVE TAX RATES                           35.6%         36.5%         36.1%
================================================================================

     The undistributed earnings of foreign subsidiaries at May 31, 2002 are $16.3. Any remittance of foreign earnings would not result in any significant additional tax.

     At May 31, 2002, the Company has a charitable deduction carryforward of $4.1, which expires in the fiscal year ending May 31, 2007.

                              | 43 | SCHOLASTIC |

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes as determined under enacted tax laws and rates. The tax effects of these items that give rise to deferred tax assets and liabilities as of May 31 for the indicated fiscal years are as follows:

                                                               2002        2001
================================================================================
Net deferred tax assets:
  Tax uniform capitalization                                $  26.5     $  26.1
  Inventory reserves                                           18.4        23.1
  Allowance for doubtful accounts                              19.9        22.4
  Other accounting reserves                                    21.8        23.4
  Post-retirement, post-employment and pension obligations     16.3        11.6
  Prepaid expenses                                            (12.2)      (11.8)
  Depreciation and amortization                                (0.3)      (11.7)
  Other - net                                                  (2.7)       (4.4)
--------------------------------------------------------------------------------
TOTAL NET DEFERRED TAX ASSETS                               $  87.7     $  78.7
================================================================================

     Net deferred tax assets of $87.7 at May 31, 2002 and $78.7 at May 31, 2001 include $13.2 and $11.6 in Other noncurrent liabilities at May 31, 2002 and 2001, respectively.

8.   CAPITAL STOCK AND STOCK OPTIONS

     Scholastic Corporation has authorized capital stock of 2,500,000 shares of Class A Stock, par value $0.01 per share (the "Class A Stock"); 70,000,000 shares of Common Stock, par value $0.01 per share (the "Common Stock"); and 2,000,000 shares of Preferred Stock, par value $1.00 per share (the "Preferred Stock").

CLASS A AND COMMON STOCK

     At May 31, 2002, 1,656,200 shares of Class A Stock and 37,417,222 shares of Common Stock were outstanding. At May 31, 2002, the Company had reserved for issuance 12,094,919 shares of Common Stock. Of these shares, 9,374,692 shares were reserved for issuance under the Company's stock option plans (including shares available for grant and options currently outstanding), 1,656,200 shares were reserved for issuance upon conversion of the Class A Stock and 507,027 shares were reserved for future issuances under the Company's stock purchase plans.

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

     With the exception of voting rights and conversion rights, and as to the rights of holders of Preferred Stock if issued, the Class A Stock and the Common Stock are equal in rank and are entitled to dividends and distributions, when and if declared by the Board of Directors. The Company has not paid any cash dividends since its public offering in 1992 and has no current plans to pay any dividends on its Class A Stock or Common Stock. On January 16, 2001, the Company effected a 2 for 1 Stock Split through payment of a 100% stock dividend on its Class A Stock and Common Stock. All outstanding rights under stock options and stock purchase plans to acquire the Company's Common Stock were adjusted to give effect to the 2-for-1 Stock Split.

PREFERRED STOCK

     The Company's authorized Preferred Stock may be issued in one or more series with limited voting rights, with the rights of each series to be determined by the Board of Directors before each issuance. To date, no shares of Preferred Stock have been issued.

STOCK OPTIONS

     The Company presently has three employee stock option plans: the Scholastic Corporation 1992 Stock Option Plan (the "1992 Plan"), the Scholastic Corporation 1995 Stock Option Plan (the "1995 Plan") and the Scholastic Corporation 2001 Stock Incentive Plan (the "2001 Plan"). The 1995 Plan supplemented the 1992 Plan and provides for the grant of non-qualified stock options and incentive stock options. On September 20, 2001, the holders of Class A Stock approved the 2001 Plan, which provides for the issuance of 4,000,000 shares of Common Stock in connection with the grant of stock options, restricted stock and other stock-based awards. At May 31, 2002, options to purchase 678,900; 4,346,312; and 293,000 shares of Common Stock were outstanding under the 1992 Plan, 1995 Plan and 2001 Plan, respectively; and 0; 49,980 and 3,707,000 shares of Common Stock were available for additional awards under the 1992 Plan, 1995 Plan and 2001 Plan, respectively.

                              | 44 | SCHOLASTIC |

     The Company also maintains the stockholder-approved 1997 Outside Directors' Stock Option Plan (the "1997 Directors' Option Plan"), which provides for the grant of non-qualified options to purchase Common Stock, with 360,000 shares originally reserved for issuance. The 1997 Directors' Option Plan originally provided for the automatic grant of options to non-employee directors each January to purchase 3,000 shares of Common Stock. As amended in September 2001, this plan provides for the automatic grant of 6,000 options to non-employee directors on the date of each annual shareholders' meeting, commencing September 2002. The 1997 Directors' Option Plan supplemented the 1992 Outside Directors' Stock Option Plan (the "1992 Directors' Option Plan"). At May 31, 2002, options to purchase 203,500 and 18,000 shares of Common Stock were outstanding and options on 78,000 and 0 shares of Common Stock were available for additional awards under the 1997 and 1992 Directors' Option Plans, respectively. In January 2002 and 2001, options were awarded under the 1997 Directors' Option Plan at exercise prices of $49.70 and $43.88, respectively.

     Generally, options granted under the various plans may not be exercised for a minimum of one year after the date of grant and expire ten years and one day after the date of grant.

     The following table sets forth activity under the various stock option plans for the three fiscal years ended May 31:

                                                   2002                         2001                       2000
===========================================================================================================================
                                                        WEIGHTED                    WEIGHTED                   WEIGHTED
                                                         AVERAGE                     AVERAGE                    AVERAGE
                                           OPTIONS   EXERCISE PRICE    OPTIONS   EXERCISE PRICE   OPTIONS   EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------------
OUTSTANDING - BEGINNING OF YEAR          6,035,804      $ 25.28       5,568,966     $ 22.05      5,435,994     $ 19.94
GRANTED                                    692,000        42.62       1,724,000       32.81      1,310,200       26.04
EXERCISED                                 (911,292)       22.07      (1,170,012)      20.68     (1,046,228)      15.90
CANCELLED                                 (276,800)       32.79         (87,150)      30.16       (131,000)      23.67
---------------------------------------------------------------------------------------------------------------------------
OUTSTANDING - END OF YEAR                5,539,712      $ 27.58       6,035,804     $ 25.28      5,568,966     $ 22.05
===========================================================================================================================
EXERCISABLE - END OF YEAR                4,083,962      $ 24.52       3,588,804     $ 22.47      3,180,814     $ 21.17
---------------------------------------------------------------------------------------------------------------------------


   The following table sets forth information as of May 31, 2002 regarding weighted average exercise prices, weighted average remaining contractual lives and the remaining outstanding stock options under the various stock option plans, sorted by range of exercise price:

                                                OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
===========================================================================================================================
                                                    WEIGHTED         WEIGHTED AVERAGE                         WEIGHTED
      OPTIONS                                        AVERAGE             REMAINING           NUMBER            AVERAGE
    PRICE RANGE                   NUMBER         EXERCISE PRICE      CONTRACTUAL LIFE     EXERCISABLE      EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------------
$ 15.73 - $ 20.97               1,762,812           $ 18.34              5.5 years         1,724,812          $ 18.32
$ 20.98 - $ 26.21                 978,000             25.38              6.6 years           873,000            25.36
$ 26.22 - $ 31.45                 730,400             29.42              4.5 years           709,400            29.49
$ 31.46 - $ 36.69               1,369,500             32.16              8.2 years           721,750            31.95
$ 36.70 - $ 41.94                 113,000             37.78              9.3 years             1,000            41.48
$ 41.95 - $ 47.18                 494,000             42.96              9.4 years            54,000            43.88
$ 47.19 - $ 52.42                  92,000             50.25              9.7 years                 -             -
---------------------------------------------------------------------------------------------------------------------------

     Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies APB 25 and related interpretations in accounting for its stock option plans. In accordance with APB 25, no compensation expense was recognized because the exercise price of the Company's stock options was equal to the market price of the underlying stock on the date of grant and the exercise price and number of shares subject to grant were fixed. During fiscal 2000, the Company recorded an expense of $1.8 relating to the liquidation of certain stock options.

                              | 45 | SCHOLASTIC |

     If the Company had elected to recognize compensation expense based on the fair value of the options granted at the date of grant and in respect to shares issuable under the Company's equity compensation plans as prescribed by SFAS No. 123, net income and diluted earnings per share for the three fiscal years ended May 31 would have been reduced to the pro forma amounts indicated in the table below:

                                                   2002        2001        2000
================================================================================
Net income - as reported                         $  93.5     $  36.3     $  51.4

Net income - pro forma                           $  86.0     $  24.0     $  43.7

Diluted earnings per share - as reported         $  2.38     $  1.01     $  1.48

Diluted earnings per share - pro forma           $  2.27     $  0.69     $  1.28
--------------------------------------------------------------------------------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions for the three fiscal years ended May 31 as follows:

                                                 2002        2001        2000
================================================================================
Expected dividend yield                          0.00%       0.00%       0.00%

Expected stock price volatility                  66.1%       44.5%       41.7%

Risk-free interest rate                          4.59%       6.03%       5.80%

Expected life of options                        5 years     5 years     5 years
--------------------------------------------------------------------------------

     The weighted average fair value of options granted during fiscal 2002, 2001 and 2000 was $25.24, $15.59 and $11.42 per share, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the options' vesting periods.

EMPLOYEE STOCK PURCHASE PLAN

     In fiscal 2000, the Company implemented the Employee Stock Purchase Plan ("ESPP"), which is offered to eligible U.S. employees. The ESPP permits participating employees to purchase, through after-tax payroll deductions, Common Stock at a 15% discount from the lower of the closing price value of the Common Stock on the first or last business day of each fiscal quarter. During fiscal 2002 and 2001, the Company issued 71,073 and 55,630 shares under the ESPP at a weighted average price of $35.87 and $28.41 per share, respectively.

MANAGEMENT STOCK PURCHASE PLAN

     In fiscal 2000, the Company implemented the Management Stock Purchase Plan ("MSPP"), which allows certain members of senior management to defer up to 100% of their annual bonus payment in the form of restricted stock units ("RSUs"). The RSUs are purchased by the employee at a discount from the lowest closing price of the Common Stock during the fiscal quarter in which such bonuses are payable and are converted into shares of the Common Stock on a one-for-one basis at the end of the applicable deferral period. Effective June 1, 2002, the MSPP was amended to increase the discount on the purchase of RSUs to 25% from 15%. During fiscal 2002 and 2001, the Company allocated 45,301 and 27,330 RSUs under the MSPP at a weighted average price of $30.60 and $22.61 per RSU, resulting in an expense of $0.2 and $0.1, respectively.

                              | 46 | SCHOLASTIC |

9.   EMPLOYEE BENEFIT PLANS

     The Company has a cash balance retirement plan (the "Pension Plan"), which covers the majority of the U.S. employees who meet certain eligibility requirements. The Company funds all of the contributions for the Pension Plan. Benefits generally are based on the Company contributions and interest credits allocated to participants accounts based on years of benefit service and annual pensionable earnings.

     Following the acquisition of Grolier, the Grolier Defined Benefit Plan (the "Grolier Plan"), which covered substantially all of its U.S. employees, was merged into the Pension Plan in January 2001. The results of the combination are reflected in the following tables. It is the Company's policy to fund the minimum amount required by the Employee Retirement Income Security Act ("ERISA") of 1974, as amended.

     Scholastic Ltd., one of the Company's wholly-owned subsidiaries, has a defined benefit pension plan (the "U.K. Pension Plan") which covers United Kingdom employees who meet various eligibility requirements. Benefits are based on years of service and on a percentage of compensation near retirement. The U.K. Pension Plan is funded by contributions from the U.K. subsidiary and its employees.

     Grolier Ltd., the Company's wholly-owned subsidiary in Canada, provides a defined benefit pension plan (the "Grolier Canada Pension Plan") which covers employees who meet certain eligibility requirements. All full time employees are eligible to participate in the plan after two years of employment. The Company's contributions to the fund have been suspended due to an actuarial surplus. Employees are not required to contribute to the fund.

     The Company provides certain Post-Retirement Benefits (the "U.S. Post-Retirement Benefits") consisting of certain healthcare and life insurance benefits provided to retired U.S. employees. A majority of the Company's U.S. employees may become eligible for these benefits if they reach normal retirement age while working for the Company.

                              | 47 | SCHOLASTIC |

     The following table sets forth the change in benefit obligation and plan assets and reconciliation of funded status under the Pension Plan, the U.K. Pension Plan, the Grolier Canada Pension Plan and the U.S. Post-Retirement Benefits for the two fiscal years ended May 31:
                                                                POST-RETIREMENT
                                           PENSION BENEFITS        BENEFITS
================================================================================
                                            2002      2001      2002      2001
--------------------------------------------------------------------------------
Change in Benefit Obligation
  Benefit obligation at beginning of year  $ 103.4   $  34.5    $ 18.3   $ 14.6
  Service cost                                 4.7       5.1       0.4      0.3
  Interest cost                                7.4       7.3       1.3      1.4
  Plan participants' contributions             0.6       0.5        --       --
  Amendments                                    --      (2.8)       --       --
  Actuarial losses                             4.2       3.7       5.1      0.8
  Acquisition                                   --      63.0        --      2.7
  Curtailment loss                             0.2        --        --       --
  Foreign currrency exchange rate changes     (0.3)     (1.7)       --       --
  Benefits paid                               (8.6)     (6.2)     (1.7)    (1.5)
--------------------------------------------------------------------------------
BENEFIT OBLIGATION AT END OF YEAR          $ 111.6   $ 103.4   $  23.4   $  18.3
--------------------------------------------------------------------------------
Change in Plan Assets
  Fair value of plan assets at
  beginning of year                        $  93.0   $  26.6    $   --   $   --
  Actual (loss) on plan assets                (1.3)     (2.4)       --       --
  Company contributions                        4.5       3.0        --      0.2
  Plan participants' contributions             0.4       0.4        --       --
  Acquisition                                   --      70.6        --       --
  Administrative expenses                     (0.3)       --        --       --
  Foreign currrency exchange rate changes     (0.4)      1.0        --       --
  Benefits paid                               (8.6)     (6.2)       --     (0.2)
--------------------------------------------------------------------------------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR   $  87.3   $  93.0    $   --   $  0.0
--------------------------------------------------------------------------------
Funded Status
  Underfunded status of the plans         $ (24.3)  $ (10.4)  $ (23.4)  $ (18.3)
  Unrecognized net actuarial loss            30.6      16.4       6.0       0.9
  Unrecognized prior service cost            (2.6)     (2.9)     (0.2)     (0.1)
  Unrecognized net asset obligation           0.5       0.6        --        --
--------------------------------------------------------------------------------
ACCRUED BENEFIT ASSET/(LIABILITY)         $   4.2   $   3.7   $ (17.6)  $ (17.5)
--------------------------------------------------------------------------------
Amounts Recognized in the Consolidated
Balance Sheets
  Prepaid benefit cost                    $   2.6   $   3.3   $    --   $    --
  Accrued benefit liability                 (21.9)     (6.0)    (17.6)    (17.5)
  Accumulated other comprehensive loss       21.8       5.6        --        --
--------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED                     $   2.5   $   2.9   $ (17.6)  $ (17.5)
--------------------------------------------------------------------------------
Weighted Average Assumptions
  Discount rate                               7.1%      7.6%      7.3%      7.5%
  Compensation increase factor                4.1%      4.2%       --        --
--------------------------------------------------------------------------------

The Company's pension plans have different measurement dates as follows: for the Pension Plan--May 31, 2002; for the U.K. Pension Plan--March 31, 2002; and for the Grolier Canada Pension Plan--December 31, 2001. Plan assets consist primarily of stocks, bonds, money market funds and U.S. government obligations.

     Information with respect to the pension plans with accumulated benefit obligation in excess of plan assets is as follows for the fiscal years ended May 31:

                                                        2002              2001
================================================================================
Projected benefit obligation                          $ 106.0           $  97.5
Accumulated benefit obligation                          103.0              90.2
Fair value of plan assets                                80.1              84.5
Weighted average return of plan assets                    9.4%              9.5%

                              | 48 | SCHOLASTIC |

     The following table sets forth the components of the net periodic benefit costs under the Pension Plan, U.K. Pension Plan and Grolier Canada Pension Plan and the U.S. Post-Retirement Benefits for the three fiscal years ended May 31:

                                                            PENSION BENEFITS             POST-RETIREMENT BENEFITS
=====================================================================================================================
                                                      2002       2001       2000        2002       2001        2000
---------------------------------------------------------------------------------------------------------------------
Components of Net Periodic Benefit Cost:
  Service cost                                       $ 4.7      $ 5.1       $ 4.6       $ 0.4      $ 0.3       $ 0.7
  Interest cost                                        7.4        7.3         2.1         1.3        1.4         0.8
  Expected return on assets                           (8.8)      (9.7)       (1.5)        -          -           -
  Net amortization and deferrals                      (0.2)       0.1         0.1         -          -          (0.1)
  Curtailment loss                                     0.2        -           -           -          -           -
  Recognized net actuarial loss/(gain)                 0.5       (0.2)       (1.0)        -          -           -
---------------------------------------------------------------------------------------------------------------------
NET PERIODIC BENEFIT COST                            $ 3.8      $ 2.6       $ 4.3       $ 1.7      $ 1.7       $ 1.4
=====================================================================================================================

     The accumulated Post-Retirement benefit obligation was determined using a discount rate of 7.3%. Service cost and interest components were determined using a discount rate of 7.8%. The assumed health care cost trend rate was 5.0%, which reached its ultimate rate in fiscal 2002. A decrease of 1.0% in the health care cost trend rate would result in decreases of approximately $2.6 in the accumulated benefit obligation and $0.4 in the annual net periodic post-retirement benefit cost. An increase of 1.0% in the health care cost trend rate would result in increases of approximately $3.1 in the accumulated benefit obligation and $0.5 in the annual net periodic post-retirement benefit cost.

     The Company also provides for its U.S.-based employees other benefit plans including a 401(k) Plan. For fiscal years 2002, 2001 and 2000, the expense for such plans were $6.1, $5.2 and $3.8, respectively.

10.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three years ended May 31:

                                                                            (amounts in millions, except per share data)
                                                                              2002              2001              2000
===========================================================================================================================
Net income for basic earnings per share                                      $  93.5           $  36.3           $  51.4
Dilutive effect of Debentures                                                    2.1                --               3.5
---------------------------------------------------------------------------------------------------------------------------
Adjusted net income for diluted earnings per share                           $  95.6           $  36.3           $  54.9
---------------------------------------------------------------------------------------------------------------------------
Weighted average Shares of Class A Stock and Common Stock outstanding
  for basic earnings per share                                                  36.7              34.7              33.4
Dilutive effect of shares issued pursuant to employee stock plans                1.6               1.4               0.8
Dilutive effect of Debentures                                                    1.8                --               2.9
Dilutive effect of Warrants                                                       --                --               0.0
---------------------------------------------------------------------------------------------------------------------------
Adjusted weighted average Shares of Class A Stock and Common Stock
  outstanding for diluted earnings per share                                    40.1              36.1              37.1
---------------------------------------------------------------------------------------------------------------------------
Earnings per Share of Class A Stock and Common Stock:
Earnings before cumulative effect of accounting change:
  Basic                                                                      $  2.69            $ 1.05            $ 1.54
  Diluted                                                                    $  2.51            $ 1.01            $ 1.48
Cumulative effect of accounting change (net of income taxes):
  Basic                                                                      $ (0.14)           $   --            $   --
  Diluted                                                                    $ (0.13)           $   --            $   --
Net income:
  Basic                                                                      $  2.55            $ 1.05            $ 1.54
  Diluted                                                                    $  2.38            $ 1.01            $ 1.48
---------------------------------------------------------------------------------------------------------------------------

For fiscal 2001, the effect of the potential conversion of the Debentures into
2.9 million shares on the adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings per share was anti-dilutive and was not included in the calculation.

                              | 49 | SCHOLASTIC |

11.  CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     On June 1, 2001, the Company adopted Statement of Position No. 00-2 ("SOP 00-2"), "Accounting by Producers and Distributors of Films" which replaced SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." SOP 00-2 provides that film costs should be accounted for under an inventory model and discusses various topics such as revenue recognition and accounting for exploitation costs and impairment assessment. In addition, SOP 00-2 establishes criteria for which revenues should be included in the Company's ultimate revenue projections.

     The Company recognizes revenue from its film licensing arrangements when the film is complete and delivered, the license period has begun, the fee is fixed or determinable and collection is reasonably assured. Costs of producing film and acquiring film distribution rights are capitalized and amortized using the individual-film-forecast method. This method amortizes such residual costs in the same ratio that current period revenue bears to estimated remaining unrecognized revenue as of the beginning of the fiscal year. All exploitation costs are expensed as incurred. As a result of the adoption of SOP 00-2, the Company recorded a net of tax charge of $5.2 in the first quarter of fiscal 2002 to reduce the carrying value of its film production costs. This charge is reflected in the Company's consolidated statements of operations as a Cumulative effect of accounting change and is attributed entirely to the MEDIA, LICENSING AND ADVERTISING segment. Management estimates that 100% of the costs of its unamortized films will be amortized over the next three years.

12.  COST OF GOODS SOLD - SPECIAL LITERACY PLACE AND OTHER CHARGES

     On April 16, 2001, the Company decided not to update SCHOLASTIC LITERACY PLACE, its grade K to 6 basal reading textbook program, for any future state adoptions. This decision resulted in a pre-tax charge in fiscal 2001 of $72.9. The impact of this charge on fiscal 2001 earnings per diluted share was $1.20. The charge consisted of the following related to Literacy Place and other exited programs: previously capitalized prepublication costs of $51.6, inventory write-offs of $19.8 and severance and other related costs of $1.5, of which $0.5 and $1.1 remained on the Consolidated Balance Sheets at May 31, 2002 and 2001, respectively.

13.  LITIGATION AND OTHER CHARGES

     On July 30, 2002, the Company agreed in principle to settle the previously disclosed lawsuit filed in 1995, SCHOLASTIC INC. AND SCHOLASTIC PRODUCTIONS, INC. V. ROBERT HARRIS AND HARRIS ENTERTAINMENT, INC., for which the Company had established a $6.7 liability in the second quarter of fiscal 2000. The case involved stock appreciation rights allegedly granted to Mr. Harris by the Company in 1990 in connection with a joint venture formed primarily to produce motion pictures. The settlement agreement resulted in a fiscal 2002 pre-tax charge of $1.2, which represents the amount by which the settlement and related legal expenses exceeded the previously recorded liability.

     The Company recorded a charge in fiscal 2000 of $6.7 related to the Harris case and an unrelated expense of $1.8 for the liquidation of certain stock options.

14.  OTHER FINANCIAL DATA

     Deferred promotion costs were $44.6 and $44.0 at May 31, 2002 and 2001, respectively. Promotion costs expensed were $94.5, $94.7 and $9.0 for the fiscal years ended May 31, 2002, 2001 and 2000, respectively. Promotional expense consists of $88.0, $86.6 and $0.0 for direct-to-home promotions and $6.5, $8.1 and $9.0 for magazine advertising for fiscal 2002, 2001 and 2000, respectively.

     Property, plant and equipment includes capitalized interest costs of $1.8, $3.3 and $1.4 for the fiscal years ended May 31, 2002, 2001 and 2000, respectively, and construction in progress of $4.1 and $63.6 at May 31, 2002 and 2001, respectively, principally related to the expansion of the Company's offices in the New York metropolitan area.

     Accumulated amortization of prepublication costs was $62.4 and $46.7 at May 31, 2002 and 2001, respectively. The Company amortized $42.6, $54.8 and $41.1 for the fiscal years ended May 31, 2002, 2001 and 2000, respectively.

     Other accrued expenses include a reserve for unredeemed credits issued in conjunction with the Company's school-based book club and book fair operations of $12.3 and $14.2 at May 31, 2002 and 2001, respectively.

15.  SUBSEQUENT EVENT

     On June 24, 2002, the Company entered into a joint venture with The Book People, Ltd., a direct marketer of books in the United Kingdom, to distribute books to the home under the Red House name and through schools under the Scholastic School Link name. The Company also acquired a 15% equity interest in The Book People Group, Ltd. for (pound)12.0, (equivalent to approximately $18.0 as of the date of the transaction) with a possible additional payment of (pound)3.0 based on operating results and contingent on repayment of all borrowings under a (pound)3.0 (equivalent to approximately $4.5 as of the date of the transaction) revolving credit facility established at the date of the transaction by the Company in favor of The Book People Group, Ltd. The revolving credit facility will be used to fund the expansion of The Book People and for working capital purposes.

                              | 50 | SCHOLASTIC |

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
SCHOLASTIC CORPORATION

     We have audited the accompanying consolidated balance sheets of Scholastic Corporation (the "Company") as of May 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended May 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at May 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               /s/ Ernst & Young

New York, New York
July 17, 2002, except for the first
paragraph of Note 13, as to which
the date is July 30, 2002.

                              | 51 | SCHOLASTIC |

SUPPLEMENTARY FINANCIAL INFORMATION

                                                                              Summary of Quarterly Results of Operations
                                                                  (Unaudited, amounts in millions except per share data)
                                                                                                     Years ended May 31,

                                                        FIRST          SECOND         THIRD         FOURTH
   2002                                               QUARTER(1)       QUARTER      QUARTER(2)   QUARTER(3)(4)     YEAR
===========================================================================================================================
Revenues                                               $ 306.1         $ 637.2       $ 432.7        $ 541.0     $ 1,917.0
Cost of goods sold                                       159.5           275.1         199.6          217.9         852.1
Net income/(loss) before cumulative effect
  of accounting change                                   (31.8)           66.5          11.9           52.1          98.7
Cumulative effect of accounting change
  (net of tax)                                            (5.2)             --            --             --          (5.2)
Net income/(loss)                                        (37.0)           66.5          11.9           52.1          93.5

Earnings/(loss) per share before cumulative
  effect of accounting change:
     Basic                                              $ (0.90)        $  1.88       $  0.32        $  1.33      $   2.69
     Diluted                                            $ (0.90)        $  1.69       $  0.31        $  1.28      $   2.51
Earnings/(loss) per share:
     Basic                                              $ (1.05)        $  1.88       $  0.32        $  1.33      $   2.55
     Diluted                                            $ (1.05)        $  1.69       $  0.31        $  1.28      $   2.38
--------------------------------------------------------------------------------------------------------------------------

   2001
==========================================================================================================================
Revenues                                               $  362.1         $ 668.3       $ 433.0        $ 498.9      $1,962.3
Cost of goods sold                                        192.0           297.0         207.4          203.3         899.7
Cost of goods sold - Special Literacy Place
   and other charges                                        --              --            --           72.9          72.9
Net income/(loss)                                         (10.6)           56.3           3.7          (13.1)         36.3

Earnings/(loss) per share:
   Basic                                               $   (0.31)        $  1.63      $  0.11        $ (0.39)     $   1.05
   Diluted                                             $   (0.31)        $  1.48      $  0.10        $ (0.39)     $   1.01
--------------------------------------------------------------------------------------------------------------------------

(1) The first quarter of fiscal 2002 includes a Cumulative effect of accounting change related to the adoption of SOP 00-2, which resulted in an after-tax charge of $5.2 or $0.15 per diluted share.

(2) The third quarter of fiscal 2002 includes a reduction in bad debt expense related to reserves taken in the first half of the year of $6.1 pre-tax or $0.10 per diluted share. The third quarter of fiscal 2001 includes a reduction in the trade reserve for returns recorded in the first half of the year of $5.6 pre-tax or $0.10 per diluted share.

(3) The fourth quarter of fiscal 2002 includes a litigation and other charge of $1.2 pre-tax or $0.02 per diluted share as a result of a lawsuit settlement with Robert Harris and Harris Entertainment, Inc.

(4) The fourth quarter of fiscal 2001 includes a pre-tax charge of $72.9 included under cost of goods sold, primarily related to the decision not to update SCHOLASTIC LITERACY PLACE. The impact on earnings per diluted share of this charge was $1.20.

ITEM 9 o CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                              | 52 | SCHOLASTIC |

Part III

ITEM 10 o DIRECTORS AND EXECUTIVE OFFICERS
OF THE REGISTRANT

     Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                          EMPLOYED BY
                           REGISTRANT
NAME                  AGE     SINCE     POSITION(S) FOR PAST FIVE YEARS
================================================================================

Richard Robinson       65     1962     Chairman of the Board (since 1982),
                                       President (since 1974) and Chief
                                       Executive Officer (since 1975).

Kevin J. McEnery       54     1993     Executive Vice President and Chief
                                       Financial Officer (since 1995).

Deborah A. Forte       48     1984     Executive Vice President (since 1996),
                                       President, Scholastic Entertainment Inc.
                                       (since 2001) and Division Head,
                                       Scholastic Entertainment Inc.
                                       (1995-2001).

Donna M. Iucolano      38     2000     Executive Vice President (since 2000),
                                       President, Scholastic Internet Group
                                       (since 2001), Executive Vice President,
                                       Scholastic Internet Group (2000-2001);
                                       and prior to joining the Company,
                                       positions including Senior Vice President
                                       (2000) and Vice President (1998-2000) at
                                       1-800-FLOWERS.COM (1994-2000).

Barbara A. Marcus      51     1983     Executive Vice President (since 1991),
                                       President, Children's Book Publishing and
                                       Distribution (since 1999) and Executive
                                       Vice President, Children's Book
                                       Publishing and Distribution (1991-1999).

Margery W. Mayer       50     1990     Executive Vice President (since 1990),
                                       President, Scholastic Education (since
                                       2002) and Executive Vice President,
                                       Learning Ventures (1998-2002) and
                                       Instructional Publishing and Scholastic
                                       School Group (1990-1997).

Hugh Roome             50     1991     Executive Vice President (since 1996),
                                       President, International Group (since
                                       2001), Executive Vice President,
                                       International (2000-2001) and Senior Vice
                                       President, Magazine Group (1993-1996).

Richard M. Spaulding   65     1960     Director (since 1974) and Executive Vice
                                       President, Marketing (since 1974).

                              | 53 | SCHOLASTIC |

                          EMPLOYED BY
                           REGISTRANT
NAME                  AGE     SINCE     POSITION(S) FOR PAST FIVE YEARS
================================================================================
Judith A. Corman       64     1999     Senior Vice President, Corporate
                                       Communications and Media Relations (since
                                       1999); and prior to joining the Company, Senior Vice President at Lerer &
                                       Montgomery (1994-1999).


Charles B. Deull       42     1995     Senior Vice President (since 1995),
                                       General Counsel (since 1999), Senior Vice
                                       President, Legal and Business Affairs
                                       (1995-1999) and Corporate Secretary
                                       (since 1996).


Ernest M. Fleishman    65     1989     Senior Vice President, Education and
                                       Corporate Relations (since 1989).


Beth Ford              38     2000     Senior Vice President, Global Operations
                                       (since 2000); and prior to joining the
                                       Company, Director, Supply Chain at Pepsi
                                       Bottling Group/Pepsico (1997-2000) and
                                       Director, Operations at Preseco Company
                                       (1996-1997).

Maurice Greenfield     59     1999     Senior Vice President and Chief
                                       Information Officer (since 1999); and
                                       prior to joining the Company, Vice
                                       President, MIS at National Broadcasting
                                       Company (1985-1999).

Larry V. Holland       43     1994     Senior Vice President, Corporate Human
                                       Resources and Employee Services (since
                                       1997) and Vice President, Human Resources
                                       (1994-1997).


Helen V. Benham        52     1974     Director (since 1992) and Corporate Vice
                                       President, Early Childhood Advisor (since
                                       1996).


Karen A. Maloney       45     1997     Vice President and Corporate Controller
                                       (since 1998), Director of Accounting and
                                       Financial Operations (1997-1998); and
                                       prior to joining the Company, Vice
                                       President and Controller at Calvin Klein,
                                       Inc. (1996-1997).

                              | 54 | SCHOLASTIC |

ITEM 11 o EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Scholastic Corporation definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12 o SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

The following table presents information regarding the Company's equity compensation plans at May 31, 2002:

                                                                                                NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE FOR
                                  NUMBER OF SECURITIES TO BE         WEIGHTED AVERAGE       FUTURE ISSUANCE UNDER EQUITY
                                   ISSUED UPON EXERCISE OF           EXERCISE PRICE OF           COMPENSATION PLANS
                                     OUTSTANDING OPTIONS,          OUTSTANDING OPTIONS,        (EXCLUDING SECURITIES
PLAN CATEGORY                         WARRANTS AND RIGHTS           WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
========================================================================================================================
                                              (a)                           (b)                          (c)
Equity Compensation plans
  approved by security holders             5,539,712                      $27.58                    4,342,007 (1)
Equity Compensation plans
  not approved by security holders               --                           --                           --
------------------------------------------------------------------------------------------------------------------------
TOTAL                                      5,539,712                      $27.58                    4,342,007(1)
========================================================================================================================

(1) Includes 207,356 shares of Common Stock under the ESPP; 299,671 shares of Common Stock under the MSPP and 3,707,000 shares of Common Stock under the 2001 Plan, in addition to shares of Common Stock available for purposes of future option grants.

     The additional information required by this item is incorporated herein by reference from the Scholastic Corporation definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13 o CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Scholastic Corporation definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                              | 55 | SCHOLASTIC |

Part IV

ITEM 14 o EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS:

          The following consolidated financial statements are included in
          Item 8:

          Consolidated Statements of Income for the three years ended May 31, 2002, 2001 and 2000

          Consolidated Balance Sheets at May 31, 2002 and 2001

          Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the three years ended May 31, 2002, 2001, and 2000

          Consolidated Statements of Cash Flows for the three years ended May 31, 2002, 2001, and 2000

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


(a)(3)    EXHIBITS:

3.1 Amended and Restated Certificate of Incorporation of Scholastic Corporation (the "Company") (incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-46338) as filed with the Securities and Exchange Commission (the "Commission") on March 12, 1992); together with Certificate of Amendment, effective as of September 19, 2000, to the Company's Amended and Restated Certificate of Incorporation (incorporated by reference to the Company's Quarterly Report on Form 10Q filed with the Commission on October 16, 2000).

3.2 Bylaws of the Company, amended and restated as of March 16, 2000 (incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Commission on April 14, 2000).

4.1. Amended and Restated Credit Agreement, dated as of August 11, 1999, among the Company and Scholastic Inc., as borrowers, the Initial lenders named therein, Citibank, N.A., as administrative agent, Salomon Smith Barney Inc., as arranger, and Chase Manhattan Bank, N.A., and Fleet Bank, N.A., as syndication agents (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 23, 2000), together with Amendment No. 1, dated as of June 22, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 25,
          2000).

4.2 Credit Agreement, dated as of June 22, 2000 (the "Credit Agreement"), among the Company, as guarantor, Scholastic Inc., as borrower, the initial lenders named therein, Citibank, N.A., as agent for the lenders, and Salomon Smith Barney Inc. and Credit Suisse First Boston, as joint lead arrangers, and the other agents named therein (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 25, 2000).

4.3* Amendment No. 1 to the Credit Agreement, dated as of June 21, 2002, among the Company, as Guarantor for Scholastic Inc. as borrower, the initial lenders named therein and Citibank, N.A., as agent for the lenders.

4.4* Amended and Restated Revolving Loan Agreement, dated November 10, 1999, among the Company, Scholastic Inc. and Sun Bank, National Association, together with Amendment No. 1, dated June 22, 2000.

4.5* Credit Agreement Facility, dated June 1, 1992, as amended on October 30, 1995, between Scholastic Canada Ltd. and CIBC.

4.6* Credit Agreement Facility, dated June 24, 1993, between Scholastic Ltd. and Citibank, N.A.

4.7* Credit Agreement, dated May 14, 1992, as amended on June 30, 1995, between Scholastic Ltd. (formerly known as Scholastic Publications Ltd.) and Midland Bank.

                              | 56 | SCHOLASTIC |

4.8* Credit Agreement, dated December 21, 2001, between Scholastic Australia Pty. Ltd. and Westpac Banking Corporation.

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

10.2** Amendment No. 1 to the Scholastic Corporation 1992 Stock Option Plan, effective as of July 18, 2001 (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 24, 2001).

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

10.4** Amendment No. 2 to the Scholastic Corporation 1995 Stock Option Plan, effective as of July 18, 2001 (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 24, 2001).

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

10.9** Amendment No. 1 to the Scholastic Corporation Management Stock Purchase Plan, effective July 18, 2001 (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 24, 2001).

10.10** Scholastic Corporation 1997 Outside Director Stock Option Plan, amended and restated as of May 25, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 23, 1999).

10.11** Amendment No. 1 dated September 20, 2001 to the 1997 Outside Directors' Stock Option Plan (amended and restated as of May 25, 1999) (incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Commission on January 14, 2002.)

10.12** Form of Stock Option Agreement for Scholastic Corporation 1997 Outside Director Plan (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 26, 1998).

10.13** Scholastic Corporation 1995 Director's Deferred Compensation Plan, amended and restated as of May 25, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 23, 1999).

10.14** Scholastic Corporation Executive Performance Incentive Plan, effective as of June 1, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Commission on October 15, 1999).

                              | 57 | SCHOLASTIC |

10.15** Employment Agreement between Jean L. Feiwel and Scholastic Inc., dated as of May 25, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 25, 2000).

10.16** Description of split dollar life insurance arrangements for the benefit of Richard Robinson and Helen Benham (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 25, 2000).

10.17 Amended and Restated Lease, effective as of August 1, 1999, between ISE 555 Broadway, LLC, landlord, and Scholastic Inc., tenant, for the building known as 555 Broadway, NY, NY (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 23, 1999).

10.18 Amended and Restated Sublease, effective as of October 9, 1996, between Kalodop Corp., as sublandlord, and Scholastic Inc., as subtenant, for the premises known as 557 Broadway, NY, NY (incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 23, 1999).

10.19 Agreements with Industrial Development Agency of the City of New York including (i) Lease Agreement dated December 1, 1993; (ii) Indenture of Trust agreement dated December 1, 1993; (iii) Project Agreement dated December 1, 1993; (iv) Sales Tax letter dated December 3, 1993 (each of the foregoing are incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on August 26,
          1994).

10.20** Scholastic Corporation 2001 Stock Incentive Plan (incorporated by reference to Appendix A of the Company's definitive Proxy Statement as filed with the Commission on August 24, 2001).

21        Subsidiaries of the Company.

23        Consent of Independent Auditors.

(b)       Reports on Form 8-K.

          A Current Report on Form 8-K was filed on August 1, 2002, noticing a pre-tax charge resulting from the settlement of a lawsuit, SCHOLASTIC INC. AND SCHOLASTIC PRODUCTIONS, INC. V. ROBERT HARRIS AND HARRIS ENTERTAINMENT, INC. (Items 5 and 7).

----------
* Such long-term debt does not individually amount to more than 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Accordingly, pursuant to Item 601(b)(4)(iii) of Regulation S-K, such instrument is not filed herewith. The Company hereby agrees to furnish a copy of any such instrument to the Commission upon request.

** The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

                              | 58 | SCHOLASTIC |

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 22, 2002                  SCHOLASTIC CORPORATION

                                        By: /s/ Richard Robinson
                                            ------------------------------------
                                        Richard Robinson, Chairman of the Board,
                                        President and Chief Executive Officer

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

SIGNATURE                   TITLE                                DATE

/s/ Richard Robinson        Chairman of the Board, President,    August 22, 2002
-------------------------   Chief Executive Officer
Richard Robinson            and Director (Principal
                            Executive Officer)

/s/ Kevin J. McEnery        Executive Vice President and Chief   August 22, 2002
-------------------------   Financial Officer
Kevin J. McEnery            (Principal Financial Officer)

/s/ Karen A. Maloney        Vice President and Controller        August 22, 2002
-------------------------   (Principal Accounting Officer)
Karen A. Maloney

/s/ Rebeca M. Barrera       Director                             August 22, 2002
-------------------------
Rebeca M. Barrera

/s/ Helen V. Benham         Corporate Vice President
-------------------------   and Director                         August 22, 2002
Helen V. Benham

/s/ Ramon C. Cortines       Director                             August 22, 2002
-------------------------
Ramon C. Cortines

/s/ John L. Davies          Director                             August 22, 2002
--------------------------
John L. Davies

/s/ Charles T. Harris III   Director                             August 22, 2002
-------------------------
Charles T. Harris III

/s/ Andrew S. Hedden        Director                             August 22, 2002
-------------------------
Andrew S. Hedden

                              | 59 | SCHOLASTIC |

SIGNATURE                   TITLE                                DATE

/s/ Mae C. Jemison          Director                             August 22, 2002
-------------------------
Mae C. Jemison

/s/ Linda B. Keene          Director                             August 22, 2002
-------------------------
Linda B. Keene

/s/ Peter M. Mayer          Director                             August 22, 2002
-------------------------
Peter M. Mayer

/s/ John G. McDonald        Director                             August 22, 2002
-------------------------
John G. McDonald

/s/ Augustus K. Oliver      Director                             August 22, 2002
-------------------------
Augustus K. Oliver

/s/ Richard M. Spaulding    Director                             August 22, 2002
-------------------------
Richard M. Spaulding

                              | 60 | SCHOLASTIC |

                      This page is intentionally left blank





                              | 61 | SCHOLASTIC |

                             Scholastic Corporation

                          Financial Statement Schedule

                           ANNUAL REPORT ON FORM 10-K
                             YEAR ENDED MAY 31, 2002
                                   ITEM 14(D)





                              | 62 | SCHOLASTIC |

Schedule II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                           (Amounts in millions)
                                                             Years Ended May 31,

                                 BALANCE AT
                                  BEGINNING   CHARGED   WRITE-OFFS   BALANCE AT
   2002                            OF YEAR   TO INCOME   AND OTHER   END OF YEAR
================================================================================

Reserve for royalty advances      $  43.0    $   3.7     $   2.1      $  44.6
Reserve for obsolescence             64.7       22.1        31.7         55.1
Reserve for returns                  63.0      156.8       158.5(1)      61.3
Allowance for doubtful accounts      70.1       68.7        76.2         62.6
================================================================================

2001
================================================================================

Reserve for royalty advances      $  38.8    $   4.4     $   0.2      $  43.0
Reserve for obsolescence             41.8       51.9(2)     29.0         64.7
Reserve for returns                  44.1      160.4       141.5(1)      63.0
Allowance for doubtful accounts      14.7       75.5        20.1         70.1
================================================================================

2000
================================================================================

Reserve for royalty advances      $  31.9    $   8.1     $   1.2      $  38.8
Reserve for obsolescence             37.1       23.9        19.2         41.8
Reserve for returns                  25.8       82.5        64.2(1)      44.1
Allowance for doubtful accounts      12.3       20.5        18.1         14.7
================================================================================

(1)  Represents actual returns charged to the reserve.

(2) Includes $19.8 pertaining to the Special Charge related to the Company's decision not to update SCHOLASTIC LITERACY PLACE.

                              | 63 | SCHOLASTIC |