Form 10-Q
period 2002-08-31
SCHOLASTIC CORP
filed 2002-10-15
CIK 866729

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002       Commission File No. 0-19860



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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes /X/  No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Title                         Number of shares outstanding
            of each class                       as of September 30, 2002
            -------------                       ------------------------
     Common Stock, $.01 par value                      37,459,860
     Class A Stock, $.01 par value                      1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002
INDEX

--------------------------------------------------------------------------------

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

            Condensed Consolidated Statements of Operations for the
            Three Months Ended August 31, 2002 and 2001                      1

            Condensed Consolidated Balance Sheets at August 31, 2002
            and 2001, and May 31, 2002                                       2

            Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended August 31, 2002 and 2001                      3

            Notes to Condensed Consolidated Financial Statements             4

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           16

      Item 3. Quantitative and Qualitative Disclosures about Market Risk    23

      Item 4. Controls and Procedures                                       24

PART II - OTHER INFORMATION

      Item 1. Legal Proceedings                                             25

      Item 4. Submission of Matters to a Vote of Security Holders           26

      Item 5. Other Information                                             27

      Item 6. Exhibits and Reports on Form 8-K                              28

SIGNATURES                                                                  29

CERTIFICATIONS                                                              30

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

                                                                              THREE MONTHS ENDED
                                                                                  AUGUST 31,
---------------------------------------------------------------------------------------------------
                                                                              2002           2001
---------------------------------------------------------------------------------------------------
REVENUES                                                                     $306.9         $306.1

Operating costs and expenses:
   Cost of goods sold                                                         160.2          159.5
   Selling, general and administrative expenses                               178.0          161.0
   Bad debt expense                                                            18.3           19.5
   Depreciation and amortization                                               10.6            7.8
   Litigation and related charges                                               1.9              -
---------------------------------------------------------------------------------------------------

Total operating costs and expenses                                            369.0          347.8

OPERATING LOSS                                                                (62.1)         (41.7)

Interest expense, net                                                           7.6            8.0
---------------------------------------------------------------------------------------------------

Loss before income taxes and cumulative effect of accounting change           (69.7)         (49.7)

Benefit from income taxes                                                      25.1           17.9
---------------------------------------------------------------------------------------------------
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                            (44.6)         (31.8)

Cumulative effect of accounting change (net of income taxes of $2.9)              -           (5.2)
---------------------------------------------------------------------------------------------------

NET LOSS                                                                     $(44.6)        $(37.0)
===================================================================================================

BASIC AND DILUTED LOSS PER SHARE OF CLASS A STOCK AND COMMON STOCK:
   Loss before cumulative effect of accounting change                        $(1.14)        $(0.90)
   Cumulative effect of accounting change                                    $    -         $(0.15)
   ------------------------------------------------------------------------------------------------
   Net loss                                                                  $(1.14)        $(1.05)
===================================================================================================

===================================================================================================

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

----------------------------------------------------------------------------------------------------------------------
                                                        AUGUST 31, 2002         MAY 31, 2002           AUGUST 31, 2001
----------------------------------------------------------------------------------------------------------------------
                                                          (UNAUDITED)                                    (UNAUDITED)
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                  $7.6                $10.7                      $9.5
    Accounts receivable, net                                  236.3                243.8                     228.5
    Inventories                                               445.3                359.5                     427.3
    Deferred promotion costs                                   45.1                 44.6                      43.7
    Deferred income taxes                                     105.7                 81.3                     110.6
    Prepaid and other current assets                           64.1                 58.4                      61.2
----------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                    904.1                798.3                     880.8

    Property, plant and equipment, net                        323.3                301.4                     267.3
    Prepublication costs                                      110.0                113.6                     104.2
    Production costs                                           12.4                  9.1                       7.8
    Goodwill                                                  257.6                256.2                     227.1
    Other intangibles                                          63.8                 63.8                      64.0
    Other assets and deferred charges                         121.8                 94.3                      70.8
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                               $1,793.0             $1,636.7                  $1,622.0
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Lines of credit and short-term debt                       $74.2                $23.5                    $381.1
    Accounts payable                                          185.0                134.3                     207.5
    Accrued royalties                                          54.3                 38.5                      58.3
    Deferred revenue                                           24.1                 16.2                      23.5
    Other accrued expenses                                     94.7                117.7                     102.2
----------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                               432.3                330.2                     772.6

  NONCURRENT LIABILITIES:
    Long-term debt                                            625.2                525.8                     339.4
    Other noncurrent liabilities                               60.3                 61.8                      49.1
----------------------------------------------------------------------------------------------------------------------
      TOTAL NONCURRENT LIABILITIES                            685.5                587.6                     388.5

  COMMITMENTS AND CONTINGENCIES                                   -                    -                         -

  STOCKHOLDERS' EQUITY:
    Preferred Stock, $1.00 par value                              -                      -                       -
    Class A Stock, $.01 par value                               0.0                    0.0                     0.0
    Common Stock, $.01 par value                                0.4                    0.4                     0.3
    Additional paid-in capital                                376.2                  373.7                   232.8
    Deferred compensation                                      (1.5)                  (0.4)                   (0.5)
    Accumulated other comprehensive loss                      (27.9)                 (27.4)                  (13.7)
    Retained earnings                                         328.0                  372.6                   242.1
    Less shares of Common Stock in treasury                       -                      -                    (0.1)
----------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                              675.2                  718.9                   460.9
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $1,793.0               $1,636.7                $1,622.0
======================================================================================================================

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(AMOUNTS IN MILLIONS)

================================================================================


                                                           THREE MONTHS ENDED
                                                               AUGUST 31,
---------------------------------------------------------------------------------
                                                       2002              2001
---------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                $ (75.3)           $(73.2)

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Additions to property, plant and equipment          (34.6)            (17.2)
   Equity investment and advance                       (22.5)                -
   Prepublication costs                                 (8.4)            (11.4)
   Royalty advances                                     (7.2)             (7.0)
   Production costs                                     (2.0)             (2.9)
   Acquisition related payments                            -              (4.1)
   Other                                                 0.0              (5.6)
---------------------------------------------------------------------------------
Net cash used in investing activities                  (74.7)            (48.2)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Borrowings under Loan Agreement and Revolver        267.9             191.8
   Repayments of Loan Agreement and Revolver          (122.7)            (87.9)
   Borrowings under Grolier Facility                    50.0                 -
   Repayment of Grolier Facility                       (50.0)                -
   Borrowings under lines of credit                     20.7              41.6
   Repayments of lines of credit                       (20.2)            (30.8)
   Proceeds pursuant to employee stock plans             1.2               1.3
   Other                                                   -               1.1
---------------------------------------------------------------------------------
Net cash provided by financing activities              146.9             117.1
---------------------------------------------------------------------------------
Net decrease in cash and cash equivalents               (3.1)             (4.3)

Cash and cash equivalents at beginning of period        10.7              13.8
---------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $7.6              $9.5
=================================================================================


=================================================================================

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

================================================================================


1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements consist of the accounts of Scholastic Corporation and all wholly-owned subsidiaries ("Scholastic" or the "Company"). These financial statements have not been audited, but reflect those adjustments consisting of normal recurring items which management considers necessary for a fair presentation of financial position, results of operations and cash flow. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

The Company's business is closely correlated to the school year. Consequently, the results of operations for the three months ended August 31, 2002 and 2001 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the August 31, 2001 condensed consolidated balance sheet is included for comparative purposes.

The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management which affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in their calculations including, but not limited to: collectability of accounts receivable; sales returns; amortization periods; and recoverability of inventories, deferred promotion costs, prepublication costs, royalty advances, goodwill and other intangibles.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation. Additionally, in November 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." The issue addresses the recognition, measurement and income statement classification of sales incentives or other consideration, free or discounted product or services and cash given by a vendor to a customer. The Company adopted the provisions of EITF Issue No. 01-9 for fiscal 2002. This adoption resulted in a reclassification of Selling, general and administrative expenses to Cost of goods sold totaling $6.8 in the three months ended August 31, 2001, with no change to reported net income.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt this statement by the first quarter of fiscal 2004. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial position, results of operations or cash flows.

2. ACQUISITIONS

FISCAL 2002 ACQUISITIONS

During fiscal 2002, the Company completed the acquisitions of the stock or assets of the following companies: Troll Book Fairs Inc., a national school-based book fair operator; Tom Snyder Productions, Inc., a developer and publisher of interactive educational software and producer of television programming; Sandvik Publishing Ltd., d/b/a Baby's First Book Club-Registered Trademark-, a direct marketer of age-appropriate books and toys for young children; Klutz, a publisher and creator of "books plus" products for children; Teacher's Friend Publications, Inc., a producer and marketer of materials that teachers use to decorate their classrooms; and Nelson B. Heller & Associates, a publisher of business-to-business newsletters. The aggregate purchase price for these acquisitions, net of cash received, was $66.7 and the related goodwill and other intangibles was $35.9. In addition to the initial purchase price paid for Klutz of $42.8, additional payments of up to $31.3 may be made to the seller in 2004 and 2005, contingent upon the achievement of certain revenue thresholds. The assets and liabilities of each business acquired as of the date of acquisition were adjusted to their fair values, with the excess purchase price over the fair market value assigned to goodwill.

The following summarizes the allocation of the initial purchase price of the fiscal 2002 acquisitions:

      ========================================================
                                                         VALUE
      ========================================================
      Accounts receivable                               $  8.0
      Inventory                                            8.6
      Other current assets                                 6.4
      Property, plant and equipment                        1.2
      Goodwill and other intangibles                      35.9
      Noncurrent deferred taxes                           18.6
      Other assets                                         0.4
      Current liabilities                                (12.4)
      --------------------------------------------------------
      CASH PAID FOR ACQUISITIONS, NET OF CASH RECEIVED  $ 66.7
      ========================================================

The allocation of the aggregate purchase price is preliminary and will be finalized during fiscal 2003. Future adjustments to the purchase price allocation are not expected to be material. The operating results of each fiscal 2002 acquisition have been included in the Company's consolidated results of operations since the respective dates of acquisition. The effect on operating results of including the acquired business operations on a pro forma basis would not be material.

In connection with the fiscal 2002 acquisitions, the Company has established liabilities of $3.2 at May 31, 2002, relating primarily to severance and other exit costs. As of August 31, 2002, $2.5 of these liabilities remain unpaid. Payment of these liabilities will be made principally in fiscal 2003.

FISCAL 2001 ACQUISITION - GROLIER

On June 22, 2000, Scholastic Inc., a subsidiary of Scholastic Corporation, acquired all of the issued and outstanding capital stock of Grolier Incorporated ("Grolier"), a Delaware corporation. In connection with the Grolier acquisition, the Company established a plan for integrating Grolier's operations. Accordingly, the Company established liabilities of approximately $17.7 relating primarily to severance, fringe benefits and related salary continuance, as well as certain exit costs associated with the integration of certain of Grolier's operational and administrative functions. This amount, originally established at $12.4, was increased at May 31, 2001 by $5.3 as the Company refined its estimate of the costs of the integration plan. At May 31, 2002, the established liabilities for integration costs were in excess of the expected costs related to severance and other exit costs by $2.1, resulting in a decrease in the recorded liabilities and a reduction of Selling, general and administrative expenses, which are reflected in the table below. As of August 31, 2002, $3.5 of these liabilities remained unpaid and will be settled over the next three years. A summary of the activity in the established liabilities is detailed in the following table:

========================================================================================
                                           SEVERANCE AND      OTHER EXIT
                                           RELATED COSTS         COSTS          TOTAL
========================================================================================
Liabilities established at acquisition        $13.3              $4.4           $17.7
Fiscal 2001 payments                           (1.8)             (1.2)           (3.0)
----------------------------------------------------------------------------------------
BALANCE AT MAY 31, 2001                        11.5               3.2            14.7
Fiscal 2002 payments                           (7.3)             (0.7)           (8.0)
Fiscal 2002 adjustment                         (1.2)             (0.9)           (2.1)
----------------------------------------------------------------------------------------
BALANCE AT MAY 31, 2002                         3.0               1.6             4.6
Fiscal 2003 payments                           (1.0)             (0.1)           (1.1)
----------------------------------------------------------------------------------------
BALANCE AT AUGUST 31, 2002                     $2.0              $1.5           $ 3.5
========================================================================================

3. INVESTMENT AND ADVANCE

On June 24, 2002, the Company entered into a joint venture with The Book People, Ltd., a direct marketer of books in the United Kingdom, to distribute books to the home under the Red House name and through schools under the Scholastic School Link name. The Company also acquired a 15% equity interest in The Book People Group, Ltd. for 12.0 Pounds Sterling (equivalent to $17.9 as of the date of the transaction) with a possible additional payment of 3.0 Pounds Sterling based on operating results and contingent on repayment of all borrowings under a 3.0 Pounds Sterling revolving credit facility established at the date of the transaction by the Company in favor of The Book People Group, Ltd. The revolving credit facility will be used to fund the expansion of The Book People and for working capital purposes. As of August 31, 2002,
3.0 Pounds Sterling (equivalent to $4.6) was outstanding under the revolving credit facility.

4. SEGMENT INFORMATION

The Company is a global children's publishing and media company with operations in the United States, the United Kingdom, Canada, Australia, New Zealand, Mexico, Hong Kong, India, Ireland, Argentina and Southeast Asia and distributes its products and services through a variety of channels, including school-based book clubs, school-based book fairs, school-based and direct-to-home continuity programs, retail stores, schools, libraries, television networks and the Internet.

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

- CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION includes the publication and distribution of children's books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.

- EDUCATIONAL PUBLISHING includes the publication and distribution to schools and libraries of curriculum materials, classroom magazines and print and on-line reference and non-fiction products for Kindergarten through grade 12 in the United States.

- MEDIA, LICENSING AND ADVERTISING includes the production and/or distribution in the United States of software and Internet services and the production and/or distribution by and through the Company's subsidiary, Scholastic Entertainment Inc. ("SEI"), of programming and consumer products (including children's television programming, videos, software, feature films, promotional activities and non-book merchandise).

- INTERNATIONAL includes the publication and distribution of products and services outside the United States by the Company's international operations, and its export and foreign rights businesses.

The following table sets forth information for the periods indicated for the Company's segments. Certain prior year amounts have been reclassified to conform with the current year presentation, including certain segment classifications.


                                CHILDREN'S
                                   BOOK                        MEDIA,
                                PUBLISHING                   LICENSING
                                    AND       EDUCATIONAL       AND                        TOTAL
                               DISTRIBUTION   PUBLISHING    ADVERTISING   OVERHEAD (1)   DOMESTIC   INTERNATIONAL   CONSOLIDATED
==================================================================================================================================
THREE MONTHS ENDED
AUGUST 31, 2002
==================================================================================================================================
  Revenues                       $140.2       $ 88.0          $ 17.1        $  0.0      $  245.3       $ 61.6       $  306.9
  Bad debt                         15.8          0.2             0.3           0.0          16.3          2.0           18.3
  Depreciation                      1.8          0.4             1.6           5.5           9.3          1.2           10.5
  Amortization (2)                  4.3          6.7             2.4           0.0          13.4          0.0           13.4
  Royalty advances expensed         3.4          0.3             0.0           0.0           3.7          0.0            3.7
  Segment profit/(loss) (3)       (39.2)        12.7           (10.4)        (22.0)        (58.9)        (3.2)         (62.1)
  Segment assets                  753.0        296.2            72.8         424.0       1,546.0        247.0        1,793.0
  Goodwill                        129.7         82.9            10.0           0.0         222.6         35.0          257.6
  Long-lived assets (4)           282.5        178.9            45.3         245.8         752.5         94.1          846.6
  Expenditures for
    long-lived assets (5)          15.1          3.4             4.8          26.5          49.8         20.3           70.1
==================================================================================================================================
THREE MONTHS ENDED
AUGUST 31, 2001
==================================================================================================================================
  Revenues                       $141.1       $ 91.7          $ 18.3        $  0.0      $  251.1       $ 55.0       $  306.1
  Bad debt                         17.0          0.2             0.8           0.0          18.0          1.5           19.5
  Depreciation                      1.3          0.4             0.9           3.9           6.5          1.1            7.6
  Amortization (2)                  4.2          6.3             1.3           0.0          11.8          0.0           11.8
  Royalty advances expensed         4.0          0.3             0.1           0.0           4.4          0.0            4.4
  Segment profit/(loss) (3)       (28.3)        15.5            (8.8)        (17.5)        (39.1)        (2.6)         (41.7)
  Segment assets                  709.5        284.1            65.1         344.4       1,403.1        218.9        1,622.0
  Goodwill                        113.5         71.3             8.4           0.0         193.2         33.9          227.1
  Long-lived assets (4)           252.3        165.6            35.6         201.9         655.4         72.2          727.6
  Expenditures for
    long-lived assets (5)          20.5          6.7             6.5           7.4          41.1          1.5           42.6

(1) OVERHEAD INCLUDES ALL DOMESTIC CORPORATE AMOUNTS NOT ALLOCATED TO REPORTABLE SEGMENTS, WHICH INCLUDES UNALLOCATED EXPENSES AND COSTS RELATED TO THE MANAGEMENT OF CORPORATE ASSETS. THE THREE MONTHS ENDED AUGUST 31, 2002 INCLUDES $1.9 FOR THE SETTLEMENT OF A SECURITIES LAWSUIT INITIATED IN
    1997. UNALLOCATED ASSETS ARE PRINCIPALLY COMPRISED OF DEFERRED INCOME
    TAXES AND PROPERTY, PLANT AND EQUIPMENT RELATED TO THE COMPANY'S HEADQUARTERS IN THE METROPOLITAN NEW YORK AREA, ITS NATIONAL SERVICE OPERATION LOCATED IN MISSOURI AND ARKANSAS, AND AN INDUSTRIAL/OFFICE BUILDING COMPLEX IN CONNECTICUT.

(2) INCLUDES AMORTIZATION OF PREPUBLICATION COSTS, PRODUCTION COSTS AND OTHER INTANGIBLES WITH DEFINITE LIVES.

(3) SEGMENT PROFIT/(LOSS) REPRESENTS EARNINGS BEFORE INTEREST AND INCOME TAXES. THE THREE MONTHS ENDED AUGUST 31, 2001 EXCLUDES THE CUMULATIVE AFTER-TAX EFFECT OF ACCOUNTING CHANGE OF $5.2 ($0.15 PER DILUTED SHARE) RELATED TO THE MEDIA, LICENSING AND ADVERTISING SEGMENT.

(4) INCLUDES PROPERTY, PLANT AND EQUIPMENT, PREPUBLICATION COSTS, GOODWILL, OTHER INTANGIBLES, ROYALTY ADVANCES, PRODUCTION COSTS AND LONG-TERM INVESTMENTS.

(5) INCLUDES EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT, INVESTMENTS IN PREPUBLICATION AND PRODUCTION COSTS, ROYALTY ADVANCES AND ACQUISITIONS OF, AND INVESTMENTS IN, BUSINESSES.

The following table separately sets forth information for the periods indicated for the U.S. direct-to-home continuity business formerly operated by Grolier, which is included in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment, and for all other businesses included in the segment:

                                         ============================================================
                                                          THREE MONTHS ENDED AUGUST 31,
                                         ============================================================
                                           Direct-to-home           All Other            Total
                                             2002       2001      2002     2001      2002      2001
                                             ----       ----      ----     ----      ----      ----
Revenues                                    $50.5      $56.8     $89.7    $84.3    $140.2    $141.1
Bad debt                                     11.3       13.3       4.5      3.7      15.8      17.0
Depreciation                                  0.2        0.1       1.6      1.2       1.8       1.3
Amortization (1)                              0.3        0.2       4.0      4.0       4.3       4.2
Royalty advances expensed                     0.0        0.0       3.4      4.0       3.4       4.0
Business profit (2)                           1.8        4.5     (41.0)   (32.8)    (39.2)    (28.3)
Business assets                             243.5      245.5     509.5    464.0     753.0     709.5
Goodwill                                     93.2       88.3      36.5     25.2     129.7     113.5
Long-lived assets (3)                       142.5      137.7     140.0    114.6     282.5     252.3
Expenditures for long-lived assets (4)        0.6        0.4      14.5     20.1      15.1      20.5

(1) INCLUDES AMORTIZATION OF PREPUBLICATION COSTS AND OTHER INTANGIBLES WITH DEFINITE LIVES.

(2) BUSINESS PROFIT REPRESENTS EARNINGS BEFORE INTEREST AND INCOME TAXES.

(3) INCLUDES PROPERTY, PLANT AND EQUIPMENT, PREPUBLICATION COSTS, GOODWILL, OTHER INTANGIBLES AND ROYALTY ADVANCES.

(4) INCLUDES EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT, INVESTMENTS IN PREPUBLICATION COSTS, ROYALTY ADVANCES AND ACQUISITIONS OF BUSINESSES.

5. DEBT

The following table sets forth the Company's debt balances as of the dates indicated:

=================================================================================================
                                           AUGUST 31, 2002     MAY 31, 2002     AUGUST 31, 2001
=================================================================================================
Lines of Credit                                $  24.1          $  23.3             $  30.0
Grolier Facility                                  50.0             50.0               350.0
Loan Agreement and Revolver                      195.2             50.0               103.9
7% Notes due 2003, net of discount               124.9            124.9               124.9
5.75% Notes due 2007, net of discount            304.8            300.7                   -
Convertible Subordinated Debentures                  -                -               110.0
Other debt                                         0.4              0.4                 1.7
-------------------------------------------------------------------------------------------------
   TOTAL DEBT                                    699.4            549.3               720.5
Less lines of credit and short-term debt         (74.2)           (23.5)             (381.1)
-------------------------------------------------------------------------------------------------
Total long-term debt                           $ 625.2          $ 525.8             $ 339.4
=================================================================================================

The following table sets forth the maturities and carrying values of the Company's debt obligations as of August 31, 2002 for the remainder of fiscal 2003 and the next four fiscal years:

======================================================
                             MAY 31,
======================================================
Nine-month period ending:     2003          $   24.2
Fiscal years ending:          2004             175.2
                              2005             195.2
                              2006                 -
                              2007             304.8
                              ----------------------
                              Total         $  699.4
                              ----------------------

GROLIER FACILITY. On June 22, 2000, Scholastic, Inc. established a credit facility to finance $350.0 of the $400.0 Grolier purchase price (the "Grolier Facility"). The net proceeds from the issuance of the 5.75% Notes in January 2002 were used to repay a majority of the Grolier Facility (see 5.75% Notes due 2007 below). On June 21, 2002, the Grolier Facility was amended into a revolving credit agreement, which provides for aggregate borrowings of up to $100.0 and expires on June 20, 2003. Under these amended terms, Scholastic
Inc. is the borrower, and Scholastic Corporation is the guarantor. Borrowings bear interest at the prime rate or 0.39% to 1.10% over LIBOR (as defined). As amended, the Grolier Facility also provides for a facility fee ranging from 0.085% to 0.25%. The amounts charged vary based upon the Company's credit rating. As of August 31, 2002, the interest rate and facility fee were 0.650% over LIBOR and 0.150%, respectively. The Grolier Facility contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2002 and 2001, $50.0 and $350.0, respectively, were outstanding under the Grolier Facility at a weighted average interest rate of 2.5% and 4.6%, respectively. At May
31, 2002, $50.0 was outstanding under the Grolier Facility at a weighted average interest rate of 2.4%.

LOAN AGREEMENT. Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an amended and restated loan agreement with certain banks, effective August 11, 1999 and amended June 22, 2000 (the "Loan Agreement"). The Loan Agreement, which expires on August 11, 2004, provides for aggregate borrowings of up to $170.0 (with a right in certain circumstances to increase borrowings to $200.0), including the issuance of up to $10.0 in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company's credit rating. The interest rate, facility fee and utilization fee (when applicable) as of August 31, 2002 were 0.475% over LIBOR, 0.150% and 0.075%, respectively. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2002 and 2001, $165.0 and $77.0, respectively, were outstanding under the Loan Agreement at a weighted average interest rate of 2.5% and 4.2%, respectively. At May 31, 2002, $50.0 was outstanding under the Loan Agreement at a weighted average interest rate of 2.7%.

REVOLVER. Scholastic Corporation and Scholastic Inc. are joint and several borrowers under a Revolving Loan Agreement with a bank, effective November 10, 1999 and amended June 22, 2000 (the "Revolver"). The Revolver provides for unsecured revolving credit of up to $40.0 and expires on August 11, 2004. Interest under this facility is at the prime rate minus 1% or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company's credit rating. The interest rate and facility fee as of August 31, 2002 were 0.475% over LIBOR and 0.150%, respectively. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2002 and 2001, $30.2 and $26.9, respectively, were outstanding under the Revolver at a weighted average interest rate of 2.4% and 4.2%, respectively. At May 31, 2002, there were no borrowings outstanding under the Revolver.

7% NOTES DUE 2003. On December 23, 1996, Scholastic Corporation issued $125.0 of 7% Notes (the "7% Notes"). The 7% Notes are unsecured and unsubordinated obligations of the Company and will mature on December 15, 2003. The 7% Notes are not redeemable prior to maturity. Interest on the 7% Notes is payable semi-annually on December 15 and June 15 of each year.

5.75% NOTES DUE 2007. On January 23, 2002, Scholastic Corporation issued $300.0 of 5.75% Notes (the "5.75% Notes"). The 5.75% Notes are unsecured and unsubordinated obligations of the Company and mature on January 15, 2007. Interest on the 5.75% Notes is payable semi-annually on July 15 and January 15 of each year. The Company may, at any time, redeem all or a portion of the 5.75% Notes at a redemption price (plus accrued interest to the date of redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption on a semiannual basis. The net proceeds were used to repay the majority of the $350.0 Grolier Facility.

INTEREST RATE SWAP AGREEMENT. On February 5, 2002, Scholastic Corporation entered into an interest rate swap agreement, designated as a fair value hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," whereby the Company receives a fixed interest rate payment based on a notional amount totaling $100.0 and pays a variable interest rate to the counterparty, which is reset semi-annually based on six-month LIBOR (as defined). This agreement was entered into to exchange the fixed interest rate payments on a portion of the 5.75% Notes for variable interest rate payments. In accordance with SFAS No. 133, the value of the 5.75% Notes was increased by $5.9 to reflect an increase in their fair value as of August 31, 2002 and a corresponding swap asset of $5.9 was recorded in Other assets. Under SFAS No. 133, changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. As such, there was no ineffective portion to the hedge recognized in earnings during the three months ended August 31, 2002.

CONVERTIBLE SUBORDINATED DEBENTURES. On August 18, 1995, Scholastic Corporation sold $110.0 of 5.0% Convertible Subordinated Debentures due August 15, 2005 (the "Debentures"). On January 11, 2002, pursuant to the exercise of Scholastic Corporation's optional redemption rights, $109.8 of the Debentures were converted at the option of the holders into 2.9 million shares of Common Stock and $0.2 were redeemed for cash.

6. CONTINGENCIES

As previously reported, on February 1, 1999, two subsidiaries of the Company commenced an action in the Supreme Court of the State Court of New York, New York County, against Parachute Press, Inc. ("Parachute"), the licensor of certain publication and nonpublication rights to the Goosebumps series, certain affiliated Parachute companies and R.L. Stine, individually, alleging material breach of contract and fraud in connection with the agreements under which such Goosebumps rights are licensed to the Company. The issues in the case, captioned Scholastic Inc. and Scholastic Entertainment Inc. v. Parachute Press, Inc., Parachute Publishing, LLC, Parachute Consumer Products, LLC, and R.L. Stine (Index No. 99/600512), are also, in part, the subject of two litigations commenced by Parachute following repeated notices from the Company to Parachute of material breaches by Parachute of the agreements under which such rights are licensed, and the exercise by the Company of its contractual remedies under the agreements. The previously reported first Parachute action, Parachute Press, Inc. v. Scholastic Inc., Scholastic Productions, Inc. and Scholastic Entertainment Inc., 97 Civ. 8510
(JFK), in which two subsidiaries of the Company are defendants and counterclaim plaintiffs, was commenced in the federal court for the Southern District of New York on November 14, 1997 and was dismissed for lack of subject matter jurisdiction on January 29, 1999. In August 2000, the Court of Appeals for the Second Circuit vacated the dismissal and remanded the case for further proceedings. The second action, captioned Parachute Press, Inc.
v. Scholastic Inc., Scholastic Productions, Inc. and Scholastic Entertainment Inc. (Index No. 99/600507), was filed contemporaneously with the filing of the Company's complaint on February 1, 1999 in the Supreme Court of the State of New York, New York County. In its two complaints and its counterclaims, Parachute alleges that the exercise of contractual remedies by the Company was improper and seeks declaratory relief and unspecified damages for, among other claims, alleged breaches of contract and acts of unfair competition. Damages sought by Parachute include the payment of the total of approximately $36.1 of advances over the term of the contract, of which approximately $15.3 had been paid at the time the first Parachute litigation began, and payment of royalties set-off by Scholastic against amounts claimed by the Company. On July 21, 2000, the Company and Parachute each filed motions for partial summary judgment in the pending state court cases, which on April 4, 2002 were denied in all material respects. On May 18, 2001, each party filed motions for summary judgment in the federal court case. The Company is seeking declaratory relief and damages for, among other claims, breaches of contract, fraud and acts of unfair competition. Damages sought by the Company include repayment by Parachute of a portion of the $15.3 advance already paid. The Company intends to vigorously defend its position in these proceedings. Although management is unable to determine the outcome of this case at this time, the Company does not believe that this dispute will have a material adverse effect on its financial condition or liquidity. However, an adverse decision in this case could result in a charge against earnings affecting operating results.

In addition to the above actions, various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

7. COMPREHENSIVE LOSS

The following table sets forth comprehensive loss for the periods indicated:

                                                                   THREE MONTHS ENDED AUGUST 31,
===================================================================================================
                                                                      2002               2001
===================================================================================================
Net loss                                                            $(44.6)             $(37.0)

Other comprehensive (loss)/income (net of
  provision for income taxes):
  Foreign currency translation adjustment                              0.9                 2.7
  Minimum pension liability                                           (1.5)                  -
---------------------------------------------------------------------------------------------------
Total other comprehensive (loss)/income                               (0.6)                2.7
---------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                  $(45.2)             $(34.3)
===================================================================================================

8. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average Shares of Class A Stock and Common Stock outstanding during the period. The diluted loss per share was equal to the basic loss per share for the three months ended August 31, 2002 and 2001 because the Debentures and stock options were antidilutive. The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted loss per share computations for the periods indicated:

                                                      (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                                     THREE MONTHS ENDED AUGUST 31,
====================================================================================================
                                                                        2002                2001
====================================================================================================
NET LOSS                                                              $(44.6)              $(37.0)
----------------------------------------------------------------------------------------------------
Weighted average Shares of Class A Stock and Common Stock
     outstanding for basic and diluted loss per share                   39.1                 35.2

LOSS PER SHARE OF CLASS A STOCK AND COMMON STOCK:

Loss before cumulative effect of accounting change:
  Basic and Diluted                                                   $(1.14)              $(0.90)

Cumulative effect of accounting change (net of income taxes):
  Basic and Diluted                                                        -                (0.15)
                                                                      ------               ------
Net loss:
  Basic and Diluted                                                   $(1.14)              $(1.05)
====================================================================================================

THE EFFECT OF THE DEBENTURES FOR THE PERIOD ENDED AUGUST 31, 2001 AND THE EFFECT OF THE SHARES ISSUABLE PURSUANT TO EMPLOYEE STOCK PLANS ON THE WEIGHTED AVERAGE SHARES OUTSTANDING FOR DILUTED LOSS PER SHARE WERE ANTI-DILUTIVE AND NOT INCLUDED IN THE CALCULATION.

9. GOODWILL AND OTHER INTANGIBLES

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective as of June 1, 2001. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise. In fiscal 2002, the Company completed the required transitional and annual impairment reviews of goodwill. These reviews required the Company to estimate the fair value of its identified reporting units. For each of the reporting units, the estimated fair value was determined utilizing the expected present value of the projected future cash flows of the units. In all instances, the estimated fair value of the reporting units exceeded their book values and therefore no write-down of goodwill was required.

The following table summarizes the activity in Goodwill for the periods indicated:

======================================================================================================================
                                                 THREE MONTHS ENDED       TWELVE MONTHS ENDED      THREE MONTHS ENDED
                                                   AUGUST 31, 2002           MAY 31, 2002           AUGUST 31, 2001
======================================================================================================================
  Beginning balance                                     $256.2                  $221.9                  $221.9
  Additions due to acquisitions                             -                     35.4                     4.1
  Other adjustments                                        1.4                    (1.1)                    1.1
----------------------------------------------------------------------------------------------------------------------
  TOTAL                                                 $257.6                  $256.2                  $227.1
======================================================================================================================

The following table summarizes Other intangibles subject to amortization at the dates indicated:

======================================================================================================================
                                                   AUGUST 31, 2002           MAY 31, 2002           AUGUST 31, 2001
======================================================================================================================
  Customer lists                                          $2.8                    $2.8                    $2.2
  Accumulated amortization                                (2.3)                   (2.2)                   (1.5)
----------------------------------------------------------------------------------------------------------------------
  Net customer lists                                      $0.5                    $0.6                    $0.7

  Other intangibles                                        3.9                     3.9                     2.2
  Accumulated amortization                                (2.1)                   (2.1)                   (1.3)
----------------------------------------------------------------------------------------------------------------------
  Net other intangibles                                   $1.8                    $1.8                    $0.9
----------------------------------------------------------------------------------------------------------------------
  TOTAL                                                   $2.3                    $2.4                    $1.6
======================================================================================================================

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

======================================================================================================================
                                                   AUGUST 31, 2002           MAY 31, 2002           AUGUST 31, 2001
======================================================================================================================
  Net carrying value by major class:
     Titles                                              $31.0                   $31.0                   $31.0
     Licenses                                             17.2                    17.2                    17.2
     Major sets                                           11.4                    11.4                    11.4
     Trademarks and Other                                  1.9                     1.8                     2.8
----------------------------------------------------------------------------------------------------------------------
  TOTAL                                                  $61.5                   $61.4                   $62.4
======================================================================================================================

Amortization expense for Other intangibles subject to amortization totaled $0.1 and $0.2 for the three months ended August 31, 2002 and 2001, respectively, and $1.0 for the twelve months ended May 31, 2002. Amortization expense for these assets is currently estimated to total $0.5 for the fiscal year ending May 31, 2003, $0.3 for each of the fiscal years ending May 31, 2004 through 2006, and $0.2 for the fiscal year ending May 31, 2007. The weighted average amortization periods for these assets by major asset class are 3 years and 14 years for customer lists and other intangibles, respectively.

10.   CUMULATIVE EFFECT OF ACCOUNTING CHANGE

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

The Company recognizes revenue from its film licensing arrangements when the film is complete and delivered, the license period has begun, the fee is fixed or determinable and collection is reasonably assured. The costs of producing a film and acquiring film distribution rights are capitalized and amortized using the individual-film-forecast method. This method amortizes such residual costs in the same ratio that current period revenue bears to estimated remaining unrecognized revenue as of the beginning of the fiscal year. All exploitation costs are expensed as incurred. As a result of the adoption of SOP 00-2, the Company recorded a net of tax charge of $5.2 in the first quarter of the prior fiscal year to reduce the carrying value of its film production costs. This charge is reflected in the Company's condensed consolidated statements of operations as a Cumulative effect of accounting change and is attributed entirely to the MEDIA, LICENSING AND ADVERTISING segment. Management estimates that 100% of the costs of its unamortized films will be amortized over the next three years.

11.   LITIGATION AND RELATED CHARGES

On September 23, 2002, the Company announced that it had agreed in principle to settle a class action lawsuit initiated in 1997, captioned In re Scholastic Corporation Securities Litigation, 97 Civ. 2447 (JFK). The settlement agreement, which is subject to court approval, resulted in a pre-tax charge of $1.9, which represents the portion of the total settlement amount of $7.5 that is not being paid by the insurance carrier.

SCHOLASTIC CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

================================================================================


RESULTS OF OPERATIONS - CONSOLIDATED

Revenues for the quarter ended August 31, 2002 of $306.9 million increased slightly as compared with revenues of $306.1 million in the first quarter of the prior fiscal year. In the first quarter of fiscal 2003, INTERNATIONAL segment revenues increased $6.6 million to $61.6 million. This increase was partially offset by an anticipated decrease in revenues from the EDUCATIONAL PUBLISHING segment of $3.7 million to $88.0 million, a decrease in revenues from the MEDIA, LICENSING AND ADVERTISING segment of $1.2 million to $17.1 million and a decrease in revenues from the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment of $0.9 million to $140.2 million. In the current year quarter, businesses acquired in fiscal 2002 contributed $20.3 million of revenues to the Company.

Cost of goods sold as a percentage of revenues increased slightly to 52.2% in the quarter ended August 31, 2002 from 52.1% in the prior year quarter.

Selling, general and administrative expenses increased $17.0 million to $178.0 million for the quarter ended August 31, 2002 from the prior year quarter. This increase principally related to: expenses resulting from the fiscal 2002 acquisitions of $7.3 million, payroll related increases of $4.1 million to support anticipated business growth, and marketing increases of approximately $3 million.

Bad debt expense decreased to $18.3 million or 6.0% of revenues for the quarter ended August 31, 2002, compared to $19.5 million or 6.4% of revenues in the prior year quarter. This decrease was primarily attributable to better credit performance in the direct-to-home continuity business.

Depreciation and amortization for the quarter ended August 31, 2002 increased to $10.6 million from $7.8 million in the prior year quarter. This increase was due to incremental depreciation of $1.2 million relating to information technology projects, including Internet sites placed into service in fiscal 2002, and incremental depreciation of $0.8 million due to the expansion of the Company's facilities in metropolitan New York in fiscal 2002.

In the quarter ended August 31, 2002, the Company recorded a $1.9 million pre-tax charge, reflected in Litigation and related charges, due to the settlement of a securities lawsuit initiated in 1997. The after-tax impact on loss per diluted share of this charge was $0.03.

The resulting operating loss for the quarter ended August 31, 2002 increased to $62.1 million compared to an operating loss of $41.7 million in the year ago period.

Net interest expense decreased to $7.6 million in the first quarter of fiscal 2003 from $8.0 million in the year ago quarter, primarily due to lower interest rates in the current year period.

In the first quarter of the prior fiscal year, the Company adopted Statement of Position No. 00-2 ("SOP 00-2"), "Accounting by Producers and Distributors of Films." As a result, the Company recorded an after-tax charge of $5.2 million or $0.15 per share in the quarter ending August 31, 2001, which was reflected as a Cumulative effect of accounting change. (See Note 10 in the Notes to Condensed Consolidated Financial Statements.)

SCHOLASTIC CORPORATION
ITEM 2. MD&A

================================================================================


Net loss for the quarter ended August 31, 2002 was $44.6 million, or $1.14 per diluted share, compared to $37.0 million, or $1.05 per diluted share, in the prior year quarter.

RESULTS OF OPERATIONS - SEGMENTS

CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION
The Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment includes the publication and distribution of children's books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.

(IN MILLIONS)                             THREE MONTHS ENDED AUGUST 31,
=======================================================================
                                           2002                  2001
=======================================================================

Revenue                                   $140.2                $141.1
Operating loss                             (39.2)                (28.3)
-----------------------------------------------------------------------
OPERATING MARGIN                              *                     *
* NOT MEANINGFUL


The following table highlights the results of the direct-to-home continuity business formerly operated by Grolier, which is included in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment.

(IN MILLIONS)                             THREE MONTHS ENDED AUGUST 31,
=======================================================================
                                           2002                  2001
=======================================================================

Revenue                                   $50.5                  $56.8
Operating profit                            1.8                    4.5
-----------------------------------------------------------------------
OPERATING MARGIN                            3.6%                   7.9%

Revenues in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment for the quarter ended August 31, 2002 decreased slightly to $140.2 million compared to $141.1 million in the prior fiscal year quarter. The $0.9 million decrease in segment revenues over the prior fiscal year quarter relates mainly to lower revenues for the Company's continuity businesses of $8.5 million, primarily due to the direct-to-home business, and decreases in school-based book clubs and book fairs of $1.6 million and $1.3 million, respectively, during the period in which schools generally are not in session. These decreases were largely offset by higher trade sales of $10.4 million, reflecting the inclusion of $11.1 million of revenues from the acquisition of Klutz in April 2002. Businesses acquired in fiscal 2002 contributed revenues of $14.6 million to this segment for the quarter ended August 31, 2002. Excluding the direct-to-home continuity business, segment revenues for the quarter increased by $5.4 million to $89.7 million compared to the prior year quarter. Revenues for the direct-to-home continuity business decreased 11.1% to $50.5 million compared to the prior year quarter, reflecting the planned elimination of less profitable marketing programs.

Segment operating loss for the quarter increased $10.9 million to $39.2 million from the prior year quarter. This increase was related mainly to lower operating results for the school-based book fairs and continuity businesses of $6.1 million and $4.8 million, respectively, in the current year quarter compared to the prior year. The higher school-based book fairs operating loss was substantially due to a planned increase in operating costs to support business growth during the upcoming school year. Operating profit for the school-based continuity programs decreased by $2.1 million, reflecting expected decreased sales resulting from lower prior year enrollments. Excluding the direct-to-home continuity business, the operating loss for the quarter increased to $41.0 million from $32.8 million in the prior year period. Operating profit for the direct-to-home continuity business decreased by $2.7 million in the current year quarter to $1.8 million from the prior year quarter, reflecting planned lower revenues. Direct-to-home continuity operating margins declined due to lower sales from prior period enrollments, partially offset by savings in promotion and bad debt expense.

EDUCATIONAL PUBLISHING
The Company's EDUCATIONAL PUBLISHING segment includes the publication and distribution to schools and libraries of curriculum materials, classroom magazines and print and on-line reference and non-fiction products for Kindergarten through grade 12 in the United States.

(IN MILLIONS)                             THREE MONTHS ENDED AUGUST 31,
=======================================================================
                                           2002                  2001
=======================================================================

Revenue                                   $88.0                 $91.7
Operating profit                           12.7                  15.5
-----------------------------------------------------------------------
OPERATING MARGIN                           14.4%                 16.9%

Revenues in the EDUCATIONAL PUBLISHING segment for the quarter ended August 31, 2002 decreased by $3.7 million or 4.0% to $88.0 million, compared to $91.7 million in the comparable quarter of the prior year. This decrease was due to anticipated lower revenues from SCHOLASTIC LITERACY PLACE-REGISTERED TRADEMARK-of $8.2 million as a result of the Company's previously announced decision not to update this product and the prior year revenue of $5.0 million from a sale of educational materials to the New York City schools. These decreases were partially offset by increased revenues from READ 180-REGISTERED TRADEMARK- of $9.1 million.

Operating profit for this segment for the first quarter decreased by $2.8 million over the comparable prior year period, primarily due to increased marketing and administrative expenses of $4.2 million, of which $2.4 million related to the prior year acquisitions of Tom Snyder Productions, Inc. and Teacher's Friend Publications, Inc. This increase was partially offset by higher gross margins of $1.5 million, due to an improved sales mix.

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

(IN MILLIONS)                             THREE MONTHS ENDED AUGUST 31,
=======================================================================
                                           2002                  2001
=======================================================================

Revenue                                   $17.1                 $18.3
Operating loss                            (10.4)                 (8.8)
-----------------------------------------------------------------------
OPERATING MARGIN                            *                     *
* - NOT MEANINGFUL

MEDIA, LICENSING AND ADVERTISING revenues decreased $1.2 million or 6.6% to $17.1 million for the quarter ended August 31, 2002 compared to $18.3 million in the prior year quarter. The revenue decrease was primarily attributable to SEI's lower merchandising sales of $1.8 million and lower software revenue of $1.2 million, partially offset by $1.2 million of incremental television programming revenue due to the acquisition of Tom Snyder Productions, Inc.

For the quarter ended August 31, 2002, segment operating loss was $10.4 million, compared to a loss of $8.8 million in the prior year quarter. The increased operating loss in the current year quarter was principally due to the lower merchandising revenues.

INTERNATIONAL
The INTERNATIONAL segment includes the publication and distribution of products and services outside the United States by the Company's international operations and its export and foreign rights businesses.

(IN MILLIONS)                             THREE MONTHS ENDED AUGUST 31,
=======================================================================
                                           2002                  2001
=======================================================================

Revenue                                   $61.6                 $55.0
Operating loss                             (3.2)                 (2.6)
-----------------------------------------------------------------------
OPERATING MARGIN                            *                     *
* - NOT MEANINGFUL

INTERNATIONAL revenues increased by $6.6 million or 12.0% to $61.6 million for the quarter ended August 31, 2002 from $55.0 million in the year ago quarter. This increase was due primarily to higher revenues in Canada of $1.7 million and Australia of $1.1 million, as well as the favorable impact of foreign currency exchange rates of $1.8 million.

For the quarter ended August 31, 2002, operating loss increased to $3.2 million from $2.6 million, primarily attributable to the impact of foreign currency exchange rates during a loss period.

SEASONALITY

The Company's school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company's business is highly seasonal. As a consequence, the Company's revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. The Company experiences a substantial loss from operations in the first quarter. Typically, school-based book club and book fair revenues are greatest in the second quarter of the fiscal year, while revenues from the sale of instructional materials are highest in the first quarter.

In the June through October time period, the Company experiences negative cash flow due to the seasonality of its business. As a result of the Company's business cycle, seasonal borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $3.1 million during the quarter ended August 31, 2002, compared to a decrease of $4.3 million during the comparable period in the prior year.

Cash flow used in operations was $75.3 million for the quarter ended August 31, 2002, resulting from the current year fiscal quarter's net increases in working capital requirements of $58.4 million and net loss adjusted for non-cash items of $16.9 million.

Cash used for investing activities was $74.7 million for the quarter. The spending principally consisted of capital expenditures and an investment in and an advance to The Book People Group, Ltd. Capital expenditures totaled $34.6 million for the first quarter of fiscal 2003, an increase of $17.4 million over the same period in fiscal 2002 largely as result of the acquisition of a warehouse facility in Maumelle, Arkansas in June 2002. Investment expenditures totaled $22.5 million due to the Company's equity investment in The Book People Group, Ltd. in June 2002 of 12.0 million Pounds Sterling (equivalent to $17.9 million as of the date of the transaction) and a related credit facility of 3.0 million Pounds Sterling, which was fully drawn down at August 31, 2002 (equivalent to $4.6 million).

The Company believes its existing cash position, combined with funds generated from operations and available under the Loan Agreement, the Revolver and the amended Grolier Facility, each as defined below, will be sufficient to finance its ongoing working capital requirements. The Company anticipates refinancing its debt obligations prior to their respective maturity dates, to the extent not paid through free cash flow.

FINANCING

On January 11, 2002, pursuant to the exercise of Scholastic Corporation's optional redemption rights, $109.8 million of the Company's 5.0% Convertible Subordinated Debentures were converted at the option of the holders into 2.9 million shares of Common Stock and $0.2 million were redeemed for cash.

On January 23, 2002, Scholastic Corporation issued $300.0 million of 5.75% Notes (the "5.75% Notes"). The 5.75% Notes are unsecured and unsubordinated obligations of the Company and mature on January 15, 2007. Interest on the 5.75% Notes is payable semi-annually on July 15 and January 15 of each year. The Company may, at any time, redeem all or a portion of the 5.75% Notes at a redemption price (plus accrued interest to the date of redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption on a semiannual basis. The net proceeds were used to repay the majority of the $350.0 million facility established in connection with the acquisition of Grolier (the "Grolier Facility").

On June 21, 2002, the Grolier Facility was amended into a revolving credit agreement, providing for aggregate borrowings of up to $100.0 million and expiring June 20, 2003. Under these amended terms, Scholastic Inc., a subsidiary of Scholastic Corporation, is the borrower and Scholastic Corporation is the guarantor. Borrowings bear interest at the prime rate or 0.39% to 1.10% over LIBOR (as defined). As amended, the Grolier Facility also provides for a facility fee ranging from 0.085% to 0.25%. The amounts charged vary based upon the Company's credit rating. As of August 31, 2002, the interest rate and facility fee were 0.650% over

LIBOR and 0.150%, respectively. The Grolier Facility contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2002 and 2001, $50.0 million and $350.0 million, respectively, were outstanding under the Grolier Facility at a weighted average interest rate of 2.5% and 4.6%, respectively. At May 31, 2002, $50.0 million was outstanding under the Grolier Facility at a weighted average interest rate of 2.4%.

On February 5, 2002, Scholastic Corporation entered into an interest rate swap agreement, designated as a fair value hedge as defined under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," whereby the Company receives a fixed interest rate payment based on a notional amount totaling $100.0 million and pays a variable interest rate to the counterparty, which is reset semi-annually based on six-month LIBOR (as defined). This agreement was entered into to exchange the fixed interest rate payments on a portion of the 5.75% Notes for variable interest rate payments. Under SFAS No. 133, changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. As such, there was no ineffective portion to the hedge recognized in earnings during the three months ended August 31, 2002.

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an amended and restated loan agreement with certain banks, effective August 11, 1999 and amended June 22, 2000 (the "Loan Agreement"). The Loan Agreement, which expires on August 11, 2004, provides for aggregate borrowings of up to $170.0 million (with a right in certain circumstances to increase borrowings to $200.0 million), including the issuance of up to $10.0 million in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company's credit rating. The interest rate, facility fee and utilization fee (when applicable) as of August 31, 2002 were 0.475% over LIBOR, 0.150% and 0.075%, respectively. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2002 and 2001, $165.0 million and $77.0 million, respectively, were outstanding under the Loan Agreement at a weighted average interest rate of 2.5% and 4.2%, respectively. At May 31, 2002, $50.0 million was outstanding under the Loan Agreement at a weighted average interest rate of 2.7%.

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under a Revolving Loan Agreement with a bank, effective November 10, 1999 and amended June 22, 2000 (the "Revolver"). The Revolver provides for unsecured revolving credit of up to $40.0 million and expires on August 11, 2004. Interest under this facility is at the prime rate minus 1% or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company's credit rating. The interest rate and facility fee as of August 31, 2002 were 0.475% over LIBOR and 0.150%, respectively. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2002 and 2001, $30.2 million and $26.9 million, respectively, were outstanding under the Revolver at a weighted average interest rate of 2.4% and 4.2%, respectively. At May 31, 2002, there were no borrowings outstanding under the Revolver.

In addition, unsecured lines of credit available in local currencies to the Company's international subsidiaries were equivalent to $53.9 million at August 31, 2002. These lines are used primarily to fund local working capital needs. At August 31, 2002, borrowings equivalent to $24.1 million were outstanding under these lines of credit at a weighted average interest rate of 5.7%.

FORWARD LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements. These forward-looking statements are subject to various risks and uncertainties, including the conditions of the children's book and instructional materials markets and acceptance of the Company's products within those markets and other risks and factors identified in this Report, in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2002, and from time to time in the Company's other filings with the Securities and Exchange Commission. Actual results could differ materially from those currently anticipated.

SCHOLASTIC CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

================================================================================


The Company has operations in various foreign countries. In the normal course of business, these operations are exposed to fluctuations in currency values. Management believes that the impact of currency fluctuations does not represent a significant risk in the context of the Company's current international operations. In the normal course of business, the Company's non-U.S. operations enter into short-term forward contracts (generally not exceeding $15.0 million) to match purchases not denominated in their respective local currencies.

Market risks relating to the Company's operations result primarily from changes in interest rates, which are managed by balancing the mix of variable- versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, are used to hedge exposure to changes in interest rates. Approximately 53% of the Company's debt at August 31, 2002 bore interest at a variable rate and was sensitive to changes in interest rates compared to approximately 40% at May 31, 2002, with the increase due to seasonal borrowings. The Company is subject to the risk that market interest rates will increase and thereby increase the interest rates currently being charged under the variable-rate debt.

Additional information relating to the Company's outstanding financial instruments is included in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth information about the Company's debt and other interest rate sensitive instruments as of August 31, 2002 (see Note 5 of Notes to Condensed Consolidated Financial Statements):

($ amounts in millions)                                        FISCAL YEAR MATURITY
                                             --------------------------------------------------------
DEBT OBLIGATIONS                               2003      2004      2005      2006      2007     TOTAL
   Lines of credit                           $ 24.1    $    -    $    -    $    -    $    -    $ 24.1
   Average interest rate                       5.71%

   Long-term debt including current portion:
         Fixed rate debt                     $    -    $125.0    $    -    $    -    $300.0    $425.0
         Average interest rate                           7.00%                         5.75%

         Variable rate debt                  $  0.1    $ 50.0    $195.2    $    -    $    -    $245.3
         Average interest rate                 5.00%     2.47%     2.47%
-----------------------------------------------------------------------------------------------------
INTEREST RATE DERIVATIVE FINANCIAL
    INSTRUMENTS RELATED TO DEBT
Interest rate swaps:
    Notional amount                          $    -    $    -    $    -    $    -    $100.0    $100.0
    Average variable pay rate                                                          2.70%
    Average fixed receive rate                                                         5.75%
-----------------------------------------------------------------------------------------------------

SCHOLASTIC CORPORATION
ITEM 4. CONTROLS AND PROCEDURES

================================================================================


The Chief Executive Officer and Chief Financial Officer of the Company, after conducting an evaluation, together with other members of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report, have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant or material weaknesses in such controls requiring corrective actions.

                           PART II - OTHER INFORMATION

SCHOLASTIC CORPORATION
ITEM 1. LEGAL PROCEEDINGS

================================================================================


As previously reported, three purported class action complaints were filed in the United States District for the Southern District of New York against the Company and certain officers seeking, among other remedies, damages resulting from defendants' alleged violations of federal securities laws. The complaints were consolidated. The Consolidated Amended Class Action Complaint (the "Complaint") was served and filed on August 13, 1997. The Complaint was styled as a class action, In re Scholastic Corporation Securities Litigation, 97 Civ. 2447 (JFK), on behalf of all persons who purchased Common Stock from December 10, 1996 through February 20, 1997. The Complaint alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, resulting from purportedly materially false and misleading statements to the investing public concerning the financial condition of the Company. On September 23, 2002, the Company announced that, although it believed that it had acted appropriately at all times, it had agreed in principle to settle this action in order to resolve the matter, along with the attendant legal fees and the uncertainties of litigation. The settlement agreement, which is subject to court approval, provides for a settlement amount of $7.5 million, approximately $1.9 million of which is to be paid by the Company and the remainder to be paid by its insurance carrier.

SCHOLASTIC CORPORATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

================================================================================


On August 19, 2002, the holders of the 1,656,200 shares of Class A Stock, $.01 par value (comprising all outstanding shares of Class A Stock), unanimously approved by written consent an action to fix the number of directors constituting the full Board of Directors at 12, effective as of September 24, 2002, the date of the Company's Annual Meeting of Stockholders. The Amended and Restated Certificate of Incorporation of the Company provides that the holders of shares of Class A Stock, voting as a class, have the right to fix the size of the Board of Directors so long as it does not consist of less than three nor more than 15 directors.

SCHOLASTIC CORPORATION
ITEM 5. OTHER INFORMATION

================================================================================


PRE-APPROVAL OF NON-AUDIT SERVICES

In accordance with Section 10A(i)(2) of the Exchange Act, the Audit Committee of the Board of Directors of the Company has pre-approved the provision of certain tax advice to the Company by its independent auditors, Ernst & Young, as permitted by subsection (g) of Section 10A.

INVESTOR RELATIONS

The Company posts on its Web site,
www.scholastic.com/aboutscholastic/investor/index.htm, the date of its upcoming financial press releases and telephone analyst calls at least five days prior to dissemination. The Company's analyst calls are open to the public and remain available to the public through the Company's Web site for at least five days thereafter.

SCHOLASTIC CORPORATION
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

================================================================================


(b) Reports on Form 8-K

During the three month period ended August 31, 2002, the Company filed with the SEC the following reports:

(1) Current Report on Form 8-K, filed on August 1, 2002, reporting under Item 5 (Other Events) a press release announcing an agreement in principle to settle a previously disclosed lawsuit.

(2) Current Report on Form 8-K, filed on August 22, 2002, reporting under Item 9 (Regulation FD Disclosure) a press release announcing the filing of certifications regarding its Annual Report on Form 10-K for the fiscal year ended May 31, 2002 by its Chief Executive Officer and Chief Financial Officer in compliance with the applicable certification requirements of the SEC and the Sarbanes-Oxley Act of 2002.

SCHOLASTIC CORPORATION
SIGNATURES

================================================================================


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SCHOLASTIC CORPORATION
                                          (Registrant)






Date: October 15, 2002                    /s/ Richard Robinson
                                          ------------------------------
                                          Richard Robinson
                                          CHAIRMAN OF THE BOARD,
                                          PRESIDENT, AND CHIEF EXECUTIVE
                                          OFFICER






Date: October 15, 2002                    /s/ Kevin J. McEnery
                                          ------------------------------
                                          Kevin J. McEnery
                                          EXECUTIVE VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER

SCHOLASTIC CORPORATION
CERTIFICATIONS

================================================================================


I, Richard Robinson, the principal executive officer of Scholastic Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Scholastic
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002                    /s/ Richard Robinson
                                          ------------------------------
                                          Richard Robinson
                                          CHAIRMAN OF THE BOARD,
                                          PRESIDENT, AND CHIEF EXECUTIVE
                                          OFFICER

I, Kevin J. McEnery, the principle financial officer of Scholastic Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Scholastic
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002                    /s/ Kevin J. McEnery
                                          ------------------------------
                                          Kevin J. McEnery
                                          EXECUTIVE VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER