Form 10-Q
period 2002-11-30
SCHOLASTIC CORP
filed 2003-01-14
CIK 866729

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002     Commission File No. 0-19860

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Title                  Number of shares outstanding
                  of each class                 as of December 31, 2002
                  -------------              ----------------------------
          Common Stock, $.01 par value                37,516,262
          Class A Stock, $.01 par value                1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002
INDEX

                                                                                   PAGE
                                                                                   ----
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Statements of Operations for the Three
                 and Six Months Ended November 30, 2002 and 2001                     1

                 Condensed Consolidated Balance Sheets at November 30, 2002
                 and 2001, and May 31, 2002                                          2

                 Consolidated Statements of Cash Flows for the Six Months
                 Ended November 30, 2002 and 2001                                    3

                 Notes to Condensed Consolidated Financial Statements                4

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                          17

         Item 3. Quantitative and Qualitative Disclosures about Market Risk         26

         Item 4. Controls and Procedures                                            27

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                                  28

         Item 4. Submission of Matters to a Vote of Security Holders                29

         Item 5. Other Information                                                  30

         Item 6. Exhibits and Reports on Form 8-K                                   31

SIGNATURES                                                                          32

CERTIFICATIONS                                                                      33

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                             NOVEMBER 30,            NOVEMBER 30,
----------------------------------------------------------------------------------------------------------------------
                                                                           2002        2001        2002        2001
----------------------------------------------------------------------------------------------------------------------
REVENUES                                                                 $   660.3   $   637.2   $   967.2   $   943.3

Operating costs and expenses:
  Cost of goods sold                                                         281.8       275.1       442.0       434.6
  Selling, general and administrative expenses                               226.0       220.3       404.0       381.3
  Bad debt expense                                                            18.4        21.1        36.7        40.6
  Depreciation and amortization                                               10.7         8.5        21.3        16.3
  Litigation and related charges                                                 -           -         1.9           -
----------------------------------------------------------------------------------------------------------------------

Total operating costs and expenses                                           536.9       525.0       905.9       872.8

OPERATING INCOME                                                             123.4       112.2        61.3        70.5

Interest expense, net                                                          8.2         8.2        15.8        16.3
----------------------------------------------------------------------------------------------------------------------

Earnings before income taxes and cumulative effect of
  accounting change                                                          115.2       104.0        45.5        54.2

Provision for income taxes                                                    40.2        37.5        15.1        19.5
----------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        75.0        66.5        30.4        34.7

Cumulative effect of accounting change (net of income taxes of $2.9)             -           -           -        (5.2)
----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                               $    75.0   $    66.5   $    30.4   $    29.5
======================================================================================================================

EARNINGS PER SHARE OF CLASS A AND COMMON STOCK:
Earnings before cumulative effect of accounting change:
  Basic                                                                  $    1.92   $    1.88   $    0.78   $    0.98
  Diluted                                                                $    1.85   $    1.69   $    0.75   $    0.92
Cumulative effect of accounting change (net of income taxes):
  Basic                                                                          -           -           -   $   (0.14)
  Diluted                                                                        -           -           -   $   (0.13)
Net income:
  Basic                                                                  $    1.92   $    1.88   $    0.78   $    0.84
  Diluted                                                                $    1.85   $    1.69   $    0.75   $    0.79

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

                                               NOVEMBER 30,       MAY 31,      NOVEMBER 30,
                                                   2002            2002            2001
-------------------------------------------------------------------------------------------
                                               (UNAUDITED)                      (UNAUDITED)
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                  $        8.1    $       10.7    $       11.4
    Accounts receivable, net                          335.8           243.8           314.6
    Inventories                                       423.6           359.5           390.1
    Deferred promotion costs                           48.9            44.6            42.9
    Deferred income taxes                              82.0            81.3            87.5
    Prepaid and other current assets                   65.1            58.6            49.2
-------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                            963.5           798.5           895.7

    Property, plant and equipment, net                327.4           301.4           274.8
    Prepublication costs                              111.2           113.6           106.8
    Production costs                                    6.9             9.1             7.0
    Goodwill                                          248.9           256.2           226.4
    Other intangibles                                  63.6            63.8            63.8
    Other assets and deferred charges                 135.7            95.6            79.6
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                   $    1,857.2    $    1,638.2    $    1,654.1
===========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Lines of credit and short-term debt        $       28.1    $       23.5    $      382.4
    Accounts payable                                  177.0           134.3           163.5
    Accrued royalties                                  46.5            38.5            53.3
    Deferred revenue                                   44.1            16.2            46.9
    Other accrued expenses                            132.2           119.2           136.0
-------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                       427.9           331.7           782.1

  NONCURRENT LIABILITIES:
    Long-term debt                                    622.1           525.8           291.2
    Other noncurrent liabilities                       55.3            61.8            46.6
-------------------------------------------------------------------------------------------
      TOTAL NONCURRENT LIABILITIES                    677.4           587.6           337.8

  COMMITMENTS AND CONTINGENCIES                           -               -               -

  STOCKHOLDERS' EQUITY:
    Preferred Stock, $1.00 par value                      -               -               -
    Class A Stock, $.01 par value                       0.0             0.0             0.0
    Common Stock, $.01 par value                        0.4             0.4             0.3
    Additional paid-in capital                        378.1           373.7           241.5
    Deferred compensation                              (1.3)           (0.4)           (0.6)
    Accumulated other comprehensive loss              (28.3)          (27.4)          (15.6)
    Retained earnings                                 403.0           372.6           308.6
-------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                      751.9           718.9           534.2
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    1,857.2    $    1,638.2    $    1,654.1
===========================================================================================

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(AMOUNTS IN MILLIONS)

                                                                                            SIX MONTHS ENDED
                                                                                              NOVEMBER 30,
---------------------------------------------------------------------------------------------------------------
                                                                                            2002         2001
---------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                                            $    30.4    $    29.5
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of prepublication and production costs                                      30.7         24.6
     Depreciation and amortization                                                            21.3         16.3
     Royalty advances expensed                                                                 9.0          9.8
     Tax benefit realized from stock option transactions                                       0.5          2.3
     Deferred income taxes                                                                    (0.5)         1.5
     Non-cash portion of accounting change                                                       -          8.1
     Changes in assets and liabilities:
        Accounts receivable, net                                                             (91.6)       (94.6)
        Inventories                                                                          (64.1)       (50.2)
        Prepaid and other current assets                                                      (5.7)        12.3
        Deferred promotion costs                                                              (4.3)         1.2
        Accounts payable and other accrued expenses                                           55.6          8.9
        Accrued royalties                                                                      8.8          8.5
        Deferred revenue                                                                      27.4         34.8
   Other, net                                                                                (12.2)        (4.9)
---------------------------------------------------------------------------------------------------------------
Total adjustments                                                                            (25.1)       (21.4)
---------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                   5.3          8.1
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                                (46.4)       (32.6)
   Prepublication costs                                                                      (21.4)       (25.2)
   Equity investment                                                                         (18.3)           -
   Royalty advances                                                                          (16.1)       (18.3)
   Production costs                                                                           (5.4)        (6.7)
   Acquisition related payments                                                                  -         (4.1)
   Other                                                                                       0.1          0.2
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                       (107.5)       (86.7)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Borrowings under Loan Agreement and Revolver                                              366.4        364.8
   Repayments of Loan Agreement and Revolver                                                (225.1)      (308.8)
   Borrowings under Grolier Facility                                                         102.0            -
   Repayments of Grolier Facility                                                           (152.0)           -
   Borrowings under lines of credit                                                           53.8         73.3
   Repayments of lines of credit                                                             (48.5)       (63.2)
   Proceeds pursuant to employee stock plans                                                   3.0          8.0
   Other                                                                                         -          2.1
---------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                     99.6         76.2
---------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                     (2.6)        (2.4)
Cash and cash equivalents at beginning of period                                              10.7         13.8
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $     8.1    $    11.4
===============================================================================================================

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

The Company's business is closely correlated to the school year. Consequently, the results of operations for the three and six months ended November 30, 2002 and 2001 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the November 30, 2001 condensed consolidated balance sheet is included for comparative purposes.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation. Additionally, in November 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." The issue addresses the recognition, measurement and income statement classification of sales incentives or other consideration, free or discounted product or services and cash given by a vendor to a customer. The Company adopted the provisions of EITF Issue No. 01-9 for fiscal 2002. This adoption resulted in a reclassification of Selling, general and administrative expenses to Cost of goods sold totaling $15.4 and $22.2 in the three and six months ended November 30, 2001, respectively, with no change to reported net income.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 is effective for fiscal years ending after December 15, 2002, with earlier application permitted for entities with fiscal years ending prior to December 15, 2002 under certain circumstances. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. The Company is assessing the impact of adoption of the transition guidelines provided by SFAS No. 148.

2.  ACQUISITIONS

FISCAL 2002 ACQUISITIONS

During fiscal 2002, the Company completed the acquisitions of the stock or assets of the following companies: Troll Book Fairs LLC, a national school-based book fair operator; Tom Snyder Productions, Inc., a developer and publisher of interactive educational software and producer of television programming; Sandvik Publishing Ltd., d/b/a Baby's First Book Club(R), a direct marketer of age-appropriate books and toys for young children; Klutz, a publisher and creator of "books plus" products for children; Teacher's Friend Publications, Inc., a producer and marketer of materials that teachers use to decorate their classrooms; and Nelson B. Heller & Associates, a publisher of business-to-business newsletters. The aggregate purchase price for these acquisitions, net of cash received, was $66.7, and the related goodwill and other intangibles was $35.9. In addition to the initial purchase price paid for Klutz of $42.8, additional payments of up to $31.3 may be made to the seller in 2004 and 2005, contingent upon the achievement of certain revenue thresholds. The assets and liabilities of each business acquired were adjusted to their fair values as of the date of acquisition, with the purchase price in excess of the fair market value assigned to goodwill.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

The following summarizes the allocation of the initial purchase price of the fiscal 2002 acquisitions:

                                                          VALUE
    ------------------------------------------------------------
    Accounts receivable                                 $    8.0
    Inventory                                                8.6
    Other current assets                                     6.4
    Property, plant and equipment                            1.2
    Goodwill and other intangibles                          35.9
    Noncurrent deferred taxes                               18.6
    Other assets                                             0.4
    Current liabilities                                    (12.4)
    ------------------------------------------------------------

    CASH PAID FOR ACQUISITIONS, NET OF CASH RECEIVED    $   66.7
    ============================================================

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

In connection with the fiscal 2002 acquisitions, the Company has established liabilities of $3.2 at May 31, 2002, relating primarily to severance and other exit costs. As of November 30, 2002, $2.4 of these liabilities remain unpaid.

FISCAL 2001 ACQUISITION - GROLIER

On June 22, 2000, Scholastic Inc., a subsidiary of Scholastic Corporation, acquired all of the issued and outstanding capital stock of Grolier Incorporated ("Grolier"), a Delaware corporation. In connection with the Grolier acquisition, the Company established a plan for integrating Grolier's operations. Accordingly, the Company established liabilities of approximately $17.7 relating primarily to severance, fringe benefits and related salary continuance, as well as certain exit costs associated with the integration of certain of Grolier's operational and administrative functions. This amount, originally established at $12.4, was increased at May 31, 2001 by $5.3 as the Company refined its estimate of the costs of the integration plan. At May 31, 2002, the established liabilities for integration costs were in excess of the expected costs related to severance and other exit costs by $2.1, resulting in a decrease in the recorded liabilities and a reduction of Selling, general and administrative expenses, which are reflected in the table below. As of November 30, 2002, $2.9 of these liabilities remained unpaid and are expected to be paid over the next three years. A summary of the activity in the established liabilities is detailed in the following table:

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                          SEVERANCE AND    OTHER EXIT
                                          RELATED COSTS       COSTS       TOTAL
--------------------------------------------------------------------------------
Liabilities established at acquisition       $  13.3         $  4.4      $  17.7
Fiscal 2001 payments                            (1.8)          (1.2)        (3.0)
--------------------------------------------------------------------------------
BALANCE AT MAY 31, 2001                         11.5            3.2         14.7
Fiscal 2002 payments                            (7.3)          (0.7)        (8.0)
Fiscal 2002 adjustment                          (1.2)          (0.9)        (2.1)
--------------------------------------------------------------------------------
BALANCE AT MAY 31, 2002                          3.0            1.6          4.6
Fiscal 2003 payments to date                    (1.4)          (0.3)        (1.7)
--------------------------------------------------------------------------------
BALANCE AT NOVEMBER 30, 2002                 $   1.6         $  1.3      $   2.9
================================================================================

3.  INVESTMENT

On June 24, 2002, the Company entered into a joint venture with The Book People, Ltd., a direct marketer of books in the United Kingdom, to distribute books to the home under the Red House name and through schools under the Scholastic School Link name. Accordingly, $9.1 relating to Red House has been recorded as an investment in the joint venture (See Note 9). The Company also acquired a 15% equity interest in The Book People Group, Ltd. for 12.0 Pounds Sterling (equivalent to $17.9 as of the date of the transaction) with a possible additional payment of 3.0 Pounds Sterling based on operating results and contingent on repayment of all borrowings under a 3.0 Pounds Sterling revolving credit facility established at the date of the transaction by the Company in favor of The Book People Group, Ltd. The revolving credit facility is available to fund the expansion of The Book People and for working capital purposes. As of November 30, 2002, there were no borrowings outstanding under the revolving credit facility.

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

                                CHILDREN'S                      MEDIA,
                                   BOOK                       LICENSING
                              PUBLISHING AND   EDUCATIONAL       AND                         TOTAL
                               DISTRIBUTION    PUBLISHING    ADVERTISING    OVERHEAD(1)    DOMESTIC   INTERNATIONAL   CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
NOVEMBER 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
 Revenues                      $        438.2   $      76.6   $      46.8    $       0.0    $  561.6   $        98.7   $      660.3
 Bad debt                                16.3           0.3           0.2            0.0        16.8             1.6           18.4
 Depreciation                             2.0           0.4           1.5            5.6         9.5             1.1           10.6
 Amortization(2)                          4.4           6.4           6.6            0.0        17.4             0.1           17.5
 Royalty advances expensed                4.1           0.5           0.1            0.0         4.7             0.6            5.3
 Segment profit/(loss)(3)               110.6          16.1           0.2          (18.0)      108.9            14.5          123.4
 Expenditures for
   long-lived assets(4)                  14.6           7.6           6.9            5.1        34.2             3.3           37.5

THREE MONTHS ENDED
NOVEMBER 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
 Revenues                      $        426.8   $      74.1   $      46.8    $       0.0    $  547.7   $        89.5   $      637.2
 Bad debt                                18.3           0.3           0.6            0.0        19.2             1.9           21.1
 Depreciation                             1.4           0.4           1.0            4.4         7.2             1.1            8.3
 Amortization(2)                          3.8           6.0           2.8            0.0        12.6             0.6           13.2
 Royalty advances expensed                4.4           0.4           0.6            0.0         5.4             0.0            5.4
 Segment profit/(loss)(3)               102.2          11.4           0.0          (11.2)      102.4             9.8          112.2
 Expenditures for
   long-lived assets(4)                  17.9           9.1           9.4            5.7        42.1             2.3           44.4

SIX MONTHS ENDED
NOVEMBER  30, 2002
------------------------------------------------------------------------------------------------------------------------------------
 Revenues                      $        578.4   $     164.6   $      63.9    $       0.0    $  806.9   $       160.3   $      967.2
 Bad debt                                32.1           0.5           0.5            0.0        33.1             3.6           36.7
 Depreciation                             3.8           0.8           3.1           11.1        18.8             2.3           21.1
 Amortization(2)                          8.7          13.1           9.0            0.0        30.8             0.1           30.9
 Royalty advances expensed                7.5           0.8           0.1            0.0         8.4             0.6            9.0
 Segment profit/(loss)(3)                71.4          28.8         (10.2)         (40.0)       50.0            11.3           61.3
 Segment assets                         821.1         283.9          83.8          395.8     1,584.6           272.6        1,857.2
 Goodwill                               129.8          82.9          10.0            0.0       222.7            26.2          248.9
 Expenditures for
   long-lived assets(4)                  29.7          11.0          11.7           31.6        84.0            23.6          107.6
 Long-lived assets(5)                   286.4         179.0          44.0          248.1       757.5            96.4          853.9

 SIX MONTHS ENDED
 NOVEMBER 30, 2001
 -----------------------------------------------------------------------------------------------------------------------------------
 Revenues                      $        567.9   $     165.8   $      65.1    $       0.0    $  798.8   $       144.5   $      943.3
 Bad debt                                35.3           0.5           1.4            0.0        37.2             3.4           40.6
 Depreciation                             2.7           0.8           1.9            8.3        13.7             2.2           15.9
 Amortization(2)                          8.0          12.3           4.1            0.0        24.4             0.6           25.0
 Royalty advances
   expensed                               8.4           0.7           0.7            0.0         9.8             0.0            9.8
 Segment profit/(loss)(3)                73.9          26.9          (8.8)         (28.7)       63.3             7.2           70.5
 Segment assets                         750.6         273.9          69.0          326.3     1,419.8           234.3        1,654.1
 Goodwill                               113.5          71.1           8.4            0.0       193.0            33.4          226.4
 Expenditures for
   long-lived assets(4)                  38.3          15.8          15.9           13.1        83.1             3.8           86.9
 Long-lived assets(5)                   264.5         168.1          40.7          203.3       676.6            70.6          747.2

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

(1) OVERHEAD INCLUDES ALL DOMESTIC CORPORATE AMOUNTS NOT ALLOCATED TO REPORTABLE SEGMENTS, WHICH INCLUDES UNALLOCATED EXPENSES AND COSTS RELATED TO THE MANAGEMENT OF CORPORATE ASSETS. THE SIX MONTHS ENDED NOVEMBER 30, 2002 INCLUDES $1.9 FOR THE SETTLEMENT OF A SECURITIES LAWSUIT INITIATED IN 1997. UNALLOCATED ASSETS ARE PRINCIPALLY COMPRISED OF DEFERRED INCOME TAXES AND PROPERTY, PLANT AND EQUIPMENT RELATED TO THE COMPANY'S HEADQUARTERS IN THE METROPOLITAN NEW YORK AREA, ITS NATIONAL SERVICE OPERATION LOCATED IN MISSOURI AND ARKANSAS, AND AN INDUSTRIAL/OFFICE BUILDING COMPLEX IN CONNECTICUT.

(2) INCLUDES AMORTIZATION OF PREPUBLICATION COSTS, PRODUCTION COSTS AND OTHER INTANGIBLES WITH DEFINITE LIVES.

(3) SEGMENT PROFIT/(LOSS) REPRESENTS EARNINGS BEFORE INTEREST AND INCOME TAXES. THE SIX MONTHS ENDED NOVEMBER 30, 2001 EXCLUDES THE CUMULATIVE AFTER-TAX EFFECT OF ACCOUNTING CHANGE OF $5.2 ($0.13 PER DILUTED SHARE) RELATED TO THE MEDIA, LICENSING AND ADVERTISING SEGMENT.

(4) INCLUDES EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT, INVESTMENTS IN PREPUBLICATION AND PRODUCTION COSTS, ROYALTY ADVANCES AND ACQUISITIONS OF, AND INVESTMENTS IN, BUSINESSES.

(5) INCLUDES PROPERTY, PLANT AND EQUIPMENT, PREPUBLICATION COSTS, GOODWILL, OTHER INTANGIBLES, ROYALTY ADVANCES, PRODUCTION COSTS AND LONG-TERM INVESTMENTS.

The following table separately sets forth information for the periods indicated for the U.S. direct-to-home continuity business formerly operated by Grolier, which is included in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment, and for all other businesses included in the segment:

                                                          THREE MONTHS ENDED NOVEMBER 30,
                                          ---------------------------------------------------------------
                                            Direct-to-home           All Other               Total
                                            2002       2001       2002       2001       2002       2001
                                          --------   --------   --------   --------   --------   --------
Revenues                                  $   52.8   $   53.6   $  385.4   $  373.2   $  438.2   $  426.8
Bad debt                                      10.4       11.9        5.9        6.4       16.3       18.3
Depreciation                                   0.1        0.1        1.9        1.3        2.0        1.4
Amortization(1)                                0.4        0.5        4.0        3.3        4.4        3.8
Royalty advances expensed                      0.0        0.1        4.1        4.3        4.1        4.4
Business profit(2)                             6.1        5.8      104.5       96.4      110.6      102.2
Expenditures for long-lived assets(3)          2.0        1.8       12.6       16.1       14.6       17.9

                                                           SIX MONTHS ENDED NOVEMBER 30,
                                          ---------------------------------------------------------------
                                            Direct-to-home           All Other               Total
                                            2002       2001       2002       2001       2002       2001
                                          --------   --------   --------   --------   --------   --------
Revenues                                  $  103.3   $  110.4   $  475.1   $  457.5   $  578.4   $  567.9
Bad debt                                      21.7       24.9       10.4       10.4       32.1       35.3
Depreciation                                   0.3        0.1        3.5        2.6        3.8        2.7
Amortization(1)                                0.7        0.7        8.0        7.3        8.7        8.0
Royalty advances expensed                      0.0        0.1        7.5        8.3        7.5        8.4
Business profit(2)                             7.9       10.3       63.5       63.6       71.4       73.9
Business assets                              252.6      244.8      568.5      505.8      821.1      750.6
Goodwill                                      93.2       88.6       36.6       24.9      129.8      113.5
Expenditures for long-lived assets(3)          2.6        2.2       27.1       36.1       29.7       38.3
Long-lived assets(4)                         144.1      139.0      142.3      125.5      286.4      264.5

(1) INCLUDES AMORTIZATION OF PREPUBLICATION COSTS AND OTHER INTANGIBLES WITH DEFINITE LIVES.

(2)  BUSINESS PROFIT REPRESENTS EARNINGS BEFORE INTEREST AND INCOME TAXES.

(3) INCLUDES EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT, INVESTMENTS IN PREPUBLICATION COSTS, ROYALTY ADVANCES AND ACQUISITIONS OF BUSINESSES.

(4) INCLUDES PROPERTY, PLANT AND EQUIPMENT, PREPUBLICATION COSTS, GOODWILL, OTHER INTANGIBLES AND ROYALTY ADVANCES.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

5.  DEBT

The following table sets forth the Company's debt balances as of the dates indicated:

                                            NOVEMBER 30, 2002    MAY 31, 2002    NOVEMBER 30, 2001
--------------------------------------------------------------------------------------------------
Lines of Credit                                $    28.0           $   23.3         $   31.1
Grolier Facility                                       -               50.0            350.0
Loan Agreement and Revolver                        191.3               50.0             56.0
7% Notes due 2003, net of discount                 124.9              124.9            124.9
5.75% Notes due 2007, net of discount              305.6              300.7                -
Convertible Subordinated Debentures                    -                  -            110.0
Other debt                                           0.4                0.4              1.6
--------------------------------------------------------------------------------------------------
   TOTAL DEBT                                      650.2              549.3            673.6
Less lines of credit and short-term debt           (28.1)             (23.5)          (382.4)
--------------------------------------------------------------------------------------------------
Total long-term debt                           $   622.1           $  525.8         $  291.2
==================================================================================================

The following table sets forth the maturities and carrying values of the Company's debt obligations as of November 30, 2002 for the remainder of fiscal 2003 and the next four fiscal years:

                            MAY 31,
----------------------------------------------------
Six-month period ending:     2003           $   28.1
Fiscal years ending:         2004              125.2
                             2005              191.3
                             2006                  -
                             2007              305.6
                             -----------------------

                             TOTAL          $  650.2
                             =======================

GROLIER FACILITY. On June 22, 2000, Scholastic Inc. established a credit facility to finance $350.0 of the $400.0 Grolier purchase price (the "Grolier Facility"). The net proceeds from the issuance of the 5.75% Notes in January 2002 were used to repay a majority of the Grolier Facility (see "5.75% Notes due 2007" below). On June 21, 2002, the Grolier Facility was amended into a revolving credit agreement, which provides for aggregate borrowings of up to $100.0 and expires on June 20, 2003. Under these amended terms, Scholastic Inc. is the borrower, and Scholastic Corporation is the guarantor. Borrowings bear interest at the prime rate or 0.39% to 1.10% over LIBOR (as defined). As amended, the Grolier Facility also provides for a facility fee ranging from 0.085% to 0.25%. The amounts charged vary based upon the Company's credit rating. As of November 30, 2002, the interest rate and facility fee were 0.650% over LIBOR and 0.150%, respectively. The Grolier Facility contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At November 30, 2002 and 2001, $0 and $350.0, respectively, were outstanding under the Grolier Facility. The weighted average interest rate as of November 30, 2001 was 3.1%. At May 31, 2002, $50.0 was outstanding under the Grolier Facility at a weighted average interest rate of 2.4%.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

LOAN AGREEMENT. Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an amended and restated loan agreement with certain banks, effective August 11, 1999 and amended June 22, 2000 (the "Loan Agreement"). The Loan Agreement, which expires on August 11, 2004, provides for aggregate borrowings of up to $170.0 (with a right in certain circumstances to increase borrowings to $200.0), including the issuance of up to $10.0 in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company's credit rating. The interest rate, facility fee and utilization fee (when applicable) as of November 30, 2002 were 0.475% over LIBOR, 0.150% and 0.075%, respectively. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At November 30, 2002 and 2001, $166.0 and $50.0, respectively, were outstanding under the Loan Agreement at a weighted average interest rate of 2.3% and 3.6%, respectively. At May 31, 2002, $50.0 was outstanding under the Loan Agreement at a weighted average interest rate of 2.7%.

REVOLVER. Scholastic Corporation and Scholastic Inc. are joint and several borrowers under a Revolving Loan Agreement with a bank, effective November 10, 1999 and amended June 22, 2000 (the "Revolver"). The Revolver provides for unsecured revolving credit of up to $40.0 and expires on August 11, 2004. Interest under this facility is at the prime rate minus 1% or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company's credit rating. The interest rate and facility fee as of November 30, 2002 were 0.475% over LIBOR and 0.150%, respectively. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At November 30, 2002 and 2001, $25.3 and $6.0, respectively, were outstanding under the Revolver at a weighted average interest rate of 2.8% and 2.9%, respectively. At May 31, 2002, there were no borrowings outstanding under the Revolver.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

INTEREST RATE SWAP AGREEMENT. On February 5, 2002, Scholastic Corporation entered into an interest rate swap agreement, designated as a fair value hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," whereby the Company receives a fixed interest rate payment based on a notional amount totaling $100.0 and pays a variable interest rate to the counterparty, which is reset semi-annually based on six-month LIBOR (as defined). This agreement was entered into to exchange the fixed interest rate payments on a portion of the 5.75% Notes for variable interest rate payments. In accordance with SFAS No. 133, the value of the 5.75% Notes was increased by $6.6 to reflect an increase in their fair value as of November 30, 2002 and a corresponding swap asset of $6.6 was recorded in Other assets. Under SFAS No. 133, changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. As such, there was no ineffective portion to the hedge recognized in earnings during the six months ended November 30, 2002.

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



6. CONTINGENCIES

On January 14, 2003, Scholastic and its affiliates and Parachute Press, Inc. and its affiliates and R.L. Stine each agreed to dismiss with prejudice the previously disclosed lawsuits, captioned SCHOLASTIC INC. AND SCHOLASTIC ENTERTAINMENT INC. V. PARACHUTE PRESS, INC., PARACHUTE PUBLISHING, LLC, PARACHUTE CONSUMER PRODUCTS, LLC, AND R.L. STINE (Index No. 99/600512); PARACHUTE PRESS, INC. V. SCHOLASTIC INC., SCHOLASTIC PRODUCTIONS, INC. AND SCHOLASTIC ENTERTAINMENT INC. (Index No. 99/600507); and PARACHUTE PRESS, INC. V. SCHOLASTIC INC., SCHOLASTIC PRODUCTIONS, INC. AND SCHOLASTIC ENTERTAINMENT INC., 97 Civ. 8510 (JFK), and to release the other parties from all claims regarding the disputes.

7.  COMPREHENSIVE INCOME

The following table sets forth comprehensive income for the periods indicated:

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
-------------------------------------------------------------------------------------------------
NOVEMBER 30,                                             2002        2001        2002        2001
-------------------------------------------------------------------------------------------------
Net income                                           $   75.0    $   66.5    $   30.4    $   29.5

Other comprehensive (loss)/income:
    Foreign currency translation adjustment              (0.3)       (1.9)        0.6         0.8
    Minimum pension liability                               -           -        (1.5)          -
-------------------------------------------------------------------------------------------------

Total other comprehensive (loss)/income                  (0.3)       (1.9)       (0.9)        0.8
-------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                 $   74.7    $   64.6    $   29.5    $   30.3
=================================================================================================

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

8.  EARNINGS PER SHARE ("EPS")

Basic EPS is computed by dividing net income by the weighted average Shares of Class A Stock and Common Stock outstanding during the period. Diluted EPS is calculated to give effect to potentially dilutive stock options and Debentures that were outstanding during the period. The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations for the periods indicated:

                                                     (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
-------------------------------------------------------------------------------------------------
NOVEMBER 30,                                           2002        2001        2002        2001
-------------------------------------------------------------------------------------------------
Net income for basic EPS                             $   75.0    $   66.5    $   30.4    $   29.5
Dilutive effect of Debentures                               -         0.9           -         1.8
-------------------------------------------------------------------------------------------------
Adjusted net income for diluted EPS                  $   75.0    $   67.4    $   30.4    $   31.3
=================================================================================================

Weighted average Shares of Class A Stock
  and Common Stock outstanding for basic EPS             39.1        35.4        39.1        35.3
Dilutive effect of Common Stock issued pursuant
  to employee stock plans                                 1.5         1.6         1.3         1.5
Dilutive effect of Debentures                               -         2.9           -         2.9
-------------------------------------------------------------------------------------------------

Adjusted weighted average Shares of Class A Stock
  and Common Stock outstanding for diluted EPS            40.6        39.9        40.4        39.7
=================================================================================================

EARNINGS PER SHARE OF CLASS A STOCK AND
  COMMON STOCK:
--------------------------------------------------

Earnings before cumulative effect of
  accounting change:
   Basic                                             $   1.92    $   1.88    $   0.78    $   0.98
   Diluted                                           $   1.85    $   1.69    $   0.75    $   0.92

Cumulative effect of accounting change
  (net of income taxes):
   Basic                                                    -           -           -    $  (0.14)
   Diluted                                                  -           -           -    $  (0.13)

Net income:
   Basic                                             $   1.92    $   1.88    $   0.78    $   0.84
   Diluted                                           $   1.85    $   1.69    $   0.75    $   0.79
=================================================================================================

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

9.  GOODWILL AND OTHER INTANGIBLES

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective as of June 1, 2001. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. In fiscal 2002, the Company completed the required transitional and annual impairment reviews of goodwill. These reviews required the Company to estimate the fair value of its identified reporting units. For each of the reporting units, the estimated fair value was determined utilizing the expected present value of the projected future cash flows of the units. In all instances, the estimated fair value of the reporting units exceeded their book values and therefore no write-down of goodwill was required.

The following table summarizes the activity in Goodwill for the periods indicated:

                                       SIX MONTHS ENDED       TWELVE MONTHS       SIX MONTHS ENDED
                                      NOVEMBER 30, 2002    ENDED MAY 31, 2002     NOVEMBER 30, 2001
---------------------------------------------------------------------------------------------------
Beginning balance                         $  256.2              $  221.9              $  221.9
Additions due to acquisitions                    -                  35.4                   4.1
Initial investment in joint venture           (9.1)                    -                     -
Other adjustments                              1.8                  (1.1)                  0.4
---------------------------------------------------------------------------------------------------
TOTAL                                     $  248.9              $  256.2              $  226.4
===================================================================================================

The following table summarizes Other intangibles subject to amortization at the dates indicated:

                                      NOVEMBER 30, 2002       MAY 31, 2002        NOVEMBER 30, 2001
---------------------------------------------------------------------------------------------------
Customer lists                            $    2.8              $    2.8              $    2.2
Accumulated amortization                      (2.3)                 (2.2)                 (1.6)
---------------------------------------------------------------------------------------------------
Net customer lists                             0.5                   0.6                   0.6

Other intangibles                              3.9                   3.9                   3.9
Accumulated amortization                      (2.2)                 (2.1)                 (2.1)
---------------------------------------------------------------------------------------------------
Net other intangibles                          1.7                   1.8                   1.8
---------------------------------------------------------------------------------------------------
TOTAL                                     $    2.2              $    2.4              $    2.4
===================================================================================================

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

                                      NOVEMBER 30, 2002       MAY 31, 2002        NOVEMBER 30, 2001
---------------------------------------------------------------------------------------------------
Net carrying value by major class:
   Titles                                 $   31.0              $   31.0              $   31.0
   Licenses                                   17.2                  17.2                  17.2
   Major sets                                 11.4                  11.4                  11.4
   Trademarks and Other                        1.8                   1.8                   1.8
---------------------------------------------------------------------------------------------------
TOTAL                                     $   61.4              $   61.4              $   61.4
===================================================================================================

Amortization expense for Other intangibles subject to amortization totaled $0.1 and $0.2 for the three and six months ended November 30, 2002, respectively, and $0.2 and $0.4 for the three and six months ended November 30, 2001, respectively. Amortization expense for the twelve months ended May 31, 2002 totaled $1.0. Amortization expense for these assets is currently estimated to total $0.5 for the fiscal year ending May 31, 2003, $0.3 for each of the fiscal years ending May 31, 2004 through 2006, and $0.2 for the fiscal year ending May 31, 2007. The weighted average amortization periods for these assets by major asset class are 3 years and 14 years for customer lists and other intangibles, respectively.

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

11. LITIGATION AND RELATED CHARGES

On September 23, 2002, the Company announced that it had agreed in principle to settle a class action lawsuit initiated in 1997, captioned IN RE SCHOLASTIC CORPORATION SECURITIES LITIGATION, 97 Civ. 2447 (JFK). The settlement agreement, which is subject to court approval, resulted in a pre-tax charge of $1.9 in the quarter ended August 31, 2002, which represents the portion of the total settlement amount of $7.5 that is not being paid by the insurance carrier.

SCHOLASTIC CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

RESULTS OF OPERATIONS - CONSOLIDATED

Revenues for the quarter ended November 30, 2002 increased $23.1 million or 3.6% to $660.3 million as compared with revenues of $637.2 million in the second quarter of the prior fiscal year. The revenue increase was due to increased sales in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION, INTERNATIONAL and EDUCATIONAL PUBLISHING segments of $11.4 million, $9.2 million and $2.5 million, respectively. In the current year quarter, businesses acquired in fiscal 2002 contributed approximately $17 million of revenues to the Company. For the six months ended November 30, 2002, revenues increased $23.9 million, or 2.5%, to $967.2 million, primarily due to increases in the INTERNATIONAL segment of $15.8 million and the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment of $10.5 million. Businesses acquired in fiscal 2002 contributed approximately $37 million in revenues to the Company for the six months ended November 30, 2002.

Cost of goods sold as a percentage of revenues improved to 42.7% in the quarter ended November 30, 2002 from 43.2% in the prior year quarter. For the six months ended November 30, 2002, cost of goods sold as a percentage of revenues improved to 45.7% from 46.1% in the prior year period. The quarter and six-month improvements were primarily due to favorable vendor pricing as a result of the Company's cost savings initiative.

Selling, general and administrative expenses as a percentage of revenues decreased slightly to 34.2% for the quarter ended November 30, 2002 from 34.6% in the prior year quarter, primarily due to reduced marketing costs resulting from the Company's costs savings program. For the six months ended November 30, 2002, selling, general and administrative expenses as a percentage of revenues increased to 41.8% from 40.4% in the prior fiscal year. The increase was primarily due to higher employee health care and other benefit costs of approximately 1% of revenues, and higher systems and facilities costs of approximately 1% of revenues. Those increases were partially offset by the benefit from the cost savings program of approximately 1% of revenues.

Bad debt expense decreased to $18.4 million, or 2.8% of revenues, for the quarter ended November 30, 2002, compared to $21.1 million, or 3.3% of revenues, in the prior year quarter. For the six months ended November 30, 2002, bad debt expense decreased to $36.7 million, or 3.8% of revenues, compared to $40.6 million, or 4.3% of revenues, in the prior year period. The quarter and six-month improvements were primarily attributable to better credit performance in the direct-to-home continuity business.

Depreciation and amortization for the quarter ended November 30, 2002 increased to $10.7 million from $8.5 million in the prior year quarter. For the six months ended November 30, 2002, depreciation and amortization increased to $21.3 million from $16.3 million in the prior year period. These increases were primarily due to incremental depreciation of $1.7 million for the quarter and $3.7 million for the six months ended November 30, 2002 related to the completion of capital projects, including information technology projects and expansion of facilities.

In the first quarter of the current fiscal year, the Company recorded a $1.9 million pre-tax charge, reflected in Litigation and related charges, due to the settlement of a securities lawsuit initiated in 1997. The after-tax impact on earnings per diluted share of this charge was $0.03 for the six months ended November 30, 2002. (See Note 11 in the Notes to Condensed Consolidated Financial Statements.)

SCHOLASTIC CORPORATION
ITEM 2. MD&A

The resulting operating income for the quarter ended November 30, 2002 increased to $123.4 million, or 18.7% of revenues, compared to $112.2 million, or 17.6% of revenues, in the year ago \period. For the six months ended November 30, 2002, operating income decreased to $61.3 million, or 6.3% of revenues, from $70.5 million, or 7.5% of revenues, in the prior fiscal year.

Net interest expense was flat at $8.2 million in the quarter as compared to the prior year period and decreased to $15.8 million for the six months ended November 30, 2002 from $16.3 million in the year ago period.

The Company's effective tax rates were 34.9% and 33.2% for the quarter and year to date period ended November 30, 2002, respectively, as compared to an effective tax rate of 36.0% for the quarter and year-to-date period ended November 30, 2001. The decreases in the effective tax rates as compared to the year ago quarter and six-month period were due to the recognition of net deferred tax assets in certain of the Company's international operations.

In the first quarter of the prior fiscal year, the Company adopted Statement of Position No. 00-2 ("SOP 00-2"), "Accounting by Producers and Distributors of Films." As a result, the Company recorded an after-tax charge of $5.2 million, or $0.13 per diluted share, for the six months ending November 30, 2001, which was reflected as a Cumulative effect of accounting change. (See Note 10 in the Notes to Condensed Consolidated Financial Statements.)

Net income for the quarter ended November 30, 2002 increased to $75.0 million, or $1.85 per diluted share, compared to $66.5 million, or $1.69 per diluted share, in the prior year quarter. For the six months ended November 30, 2002, net income was $30.4 million, or $0.75 per diluted share, compared to $29.5 million, or $0.79 per diluted share, in the year ago period.

RESULTS OF OPERATIONS - SEGMENTS

CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION
The Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment includes the publication and distribution of children's books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.

(IN MILLIONS)                THREE MONTHS ENDED       SIX MONTHS ENDED
------------------------------------------------------------------------
NOVEMBER 30,                  2002        2001        2002        2001
------------------------------------------------------------------------
Revenue                     $  438.2    $  426.8    $  578.4    $  567.9
Operating profit               110.6       102.2        71.4        73.9
------------------------------------------------------------------------
OPERATING MARGIN                25.2%       23.9%       12.3%       13.0%

SCHOLASTIC CORPORATION
ITEM 2. MD&A

The following table highlights the results of the direct-to-home continuity business formerly operated by Grolier, which is included in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment.

(IN MILLIONS)                THREE MONTHS ENDED       SIX MONTHS ENDED
------------------------------------------------------------------------
NOVEMBER 30,                  2002        2001        2002        2001
------------------------------------------------------------------------
Revenue                     $   52.8    $   53.6    $  103.3    $  110.4
Operating profit                 6.1         5.8         7.9        10.3
------------------------------------------------------------------------
OPERATING MARGIN                11.6%       10.8%        7.6%        9.3%

Revenues in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment for the quarter ended November 30, 2002 increased to $438.2 million compared to $426.8 million in the prior fiscal year quarter. The $11.4 million increase in segment revenues over the prior fiscal year quarter relates primarily to the Company's school-based book fairs and school-based continuity businesses. Higher school-based book fairs revenues of $11.7 million primarily reflected increased revenue per fair. Revenues for the school-based continuity businesses increased $6.8 million, primarily due to higher enrollments. These increases were partially offset by lower trade revenues of $3.8 million and lower school-based book club revenues of $2.6 million. The school-based book clubs decrease of $2.6 million was primarily due to the shift of orders to school-based continuity enrollments, which are sold through school-based book clubs and reflected as continuity sales. Businesses acquired in fiscal 2002 contributed revenues of approximately $13 million to this segment for the quarter ended November 30, 2002. Excluding the direct-to-home continuity business, segment revenues for the quarter increased by $12.2 million to $385.4 million compared to the prior year quarter. Revenues for the direct-to-home continuity business decreased by 1.5% to $52.8 million compared to the prior year quarter, reflecting the planned elimination of less profitable marketing programs.

The $3.8 million decrease in trade revenues for the quarter was due to net sales of HARRY POTTER titles of approximately $25 million, compared to approximately $45 million in the year ago quarter, partially offset by $10.1 million of revenues from Klutz, which was acquired in April 2002, and an increase in sales of other trade titles of approximately $6 million. The Company and its trade customers had anticipated greater positive impact from the release of the second HARRY POTTER movie on November 15, 2002 than the benefit to retail sales that occurred. Accordingly, the Company increased the allowance for returns (as a percentage of shipments) on current period shipments for the quarter ended November 30, 2002 compared to the prior year quarter, thereby reducing net HARRY POTTER trade revenue by approximately $9 million. The Company and certain of its trade customers have agreed to a program (offered to all its retail accounts) to support retail sales of HARRY POTTER during the Company's third and fourth quarters, that provides for an additional discount equal to 3% of list price for HARRY POTTER titles on hand as of December 31, 2002 that remain in stock as of May, 2003. Participating trade accounts will also be entitled to defer payment for HARRY POTTER titles purchased between September 1, 2002 and December 31, 2002 until May, 2003.

Segment operating profit for the quarter increased $8.4 million to $110.6 million from $102.2 million in the prior year quarter. This increase was related mainly to higher operating results for the school-based book fairs and school-based continuity businesses of $4.8 million and $2.8 million, respectively, in the current year quarter compared to the prior year. Excluding the direct-to-home continuity business, the operating profit for the quarter increased to $104.5 million from $96.4 million in the prior year period. Operating profit for the direct-to-home continuity business increased from the prior year quarter by $0.3 million to $6.1 million in the current year quarter.

SCHOLASTIC CORPORATION
ITEM 2. MD&A

Segment revenues for the six months ended November 30, 2002 increased to $578.4 million compared to $567.9 million in the prior fiscal year period. The $10.5 million increase in segment revenues benefited from revenue increases in school-based book fairs, trade, and school-based continuities of $10.4 million, $6.7 million and $4.7 million, respectively. The school-based book fairs increase of $10.4 million was primarily due to increased revenue per fair compared to the prior fiscal year period. The $6.7 million increase in trade revenues was primarily due to the addition of $21.2 million from the acquisition of Klutz, and approximately $6 million in higher revenues of non-HARRY POTTER trade titles, partially offset by approximately $20 million of lower HARRY POTTER net sales. The increase of $4.7 million in the school-based continuity business reflects increased enrollments during the current fiscal year. These revenue increases were partially offset by declines in direct-to-home continuities and school-based book clubs of $7.1 million and $4.2 million, respectively. The revenue decrease of $7.1 million in the direct-to-home continuity business primarily reflects the planned elimination of less profitable marketing programs. Excluding the direct-to-home continuity business, segment revenues for the six months ended November 30, 2002 increased $17.6 million over the prior year period to $475.1 million. Revenues for the direct-to-home continuity business decreased by 6.4% to $103.3 million compared to the prior year period.

Segment operating profit decreased $2.5 million to $71.4 million for the six months ended November 30, 2002 compared to the prior year period. This decrease is related mainly to decreases in the direct-to-home continuity business and school-based book fairs of $2.4 million and $1.3 million, respectively. These decreases were partially offset by operating profit increases of $1.4 million and $0.7 million in school-based book clubs and school-based continuities, respectively. Excluding the direct-to-home continuity business, operating profit remained relatively flat at $63.5 million. Operating profit for the direct-to-home continuity business decreased by $2.4 million from the prior year.

EDUCATIONAL PUBLISHING
The Company's EDUCATIONAL PUBLISHING segment includes the publication and distribution to schools and libraries of curriculum materials, classroom magazines and print and on-line reference and non-fiction products for Kindergarten through grade 12 in the United States.

(IN MILLIONS)                THREE MONTHS ENDED       SIX MONTHS ENDED
------------------------------------------------------------------------
NOVEMBER 30,                  2002        2001        2002        2001
------------------------------------------------------------------------
Revenue                     $   76.6    $   74.1    $  164.6    $  165.8
Operating profit                16.1        11.4        28.8        26.9
------------------------------------------------------------------------
OPERATING MARGIN                21.0%       15.4%       17.5%       16.2%

Revenues in the EDUCATIONAL PUBLISHING segment for the quarter ended November 30, 2002 increased by $2.5 million, or 3.4%, to $76.6 million, compared to $74.1 million in the comparable quarter of the prior year. This increase was due to increased revenues of $4.2 million from the READ 180(R) intervention program, $1.1 million from paperbacks and collections, and $1.7 million from Tom Snyder Productions, which was acquired in December 2001. These revenue increases were partially offset by the anticipated revenue decrease related to SCHOLASTIC LITERACY PLACE(R) of $4.8 million. For the six-month period ended November 30, 2002, revenues decreased slightly to $164.6 million as compared to $165.8 million in the comparable prior year period, reflecting the anticipated decrease in SCHOLASTIC LITERACY PLACE revenues of $14.6 million. This decrease in revenue was largely offset by increased revenues of $13.3 million from READ 180.

SCHOLASTIC CORPORATION
ITEM 2. MD&A

Second quarter operating profit for this segment increased by $4.7 million over the comparable prior year period, primarily due to higher gross margins of $2.3 million, reflecting the sale of more profitable products, and decreased inventory obsolescence costs of $1.7 million. Operating profit for this segment for the six months ended November 30, 2002 improved by $1.9 million over the comparable period of the prior year, due to higher gross margins of $6.2 million primarily from the sale of more profitable products, partially offset by increased marketing and administrative expenses of $4.3 million.

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

(IN MILLIONS)                THREE MONTHS ENDED       SIX MONTHS ENDED
------------------------------------------------------------------------
NOVEMBER 30,                  2002        2001        2002        2001
------------------------------------------------------------------------
Revenue                     $   46.8    $   46.8    $   63.9    $   65.1
Operating profit (loss)          0.2         0.0       (10.2)       (8.8)
------------------------------------------------------------------------
OPERATING MARGIN                 0.4%        0.0%           *           *

* - NOT MEANINGFUL

MEDIA, LICENSING AND ADVERTISING revenues were flat at $46.8 million for the quarter ended November 30, 2002 compared to the prior year quarter. Increased current quarter SEI film revenues of $5.2 million, primarily relating to programming revenues from the animated TV series CLIFFORD THE BIG RED DOG(TM), were offset by lower software revenues of $5.1 million. For the current year six-month period, increased film revenues of $5.4 million, primarily relating to CLIFFORD programming revenue, were more than offset by a decrease in software revenues of $6.4 million.

For the quarter ended November 30, 2002, segment operating profit improved to $0.2 million from break-even in the prior year quarter. For the six-month period ended November 30, 2002, operating loss increased by $1.4 million, primarily due to increased spending related to Scholastic.com to facilitate the launch of e-commerce initiatives.

INTERNATIONAL
The Company's INTERNATIONAL segment includes the publication and distribution of products and services outside the United States by the Company's international operations, and its export and foreign rights businesses.

(IN MILLIONS)                THREE MONTHS ENDED       SIX MONTHS ENDED
------------------------------------------------------------------------
NOVEMBER 30,                  2002        2001        2002        2001
------------------------------------------------------------------------
Revenue                     $   98.7    $   89.5    $  160.3    $  144.5
Operating profit                14.5         9.8        11.3         7.2
------------------------------------------------------------------------
OPERATING MARGIN                14.7%       10.9%        7.0%        5.0%

SCHOLASTIC CORPORATION
ITEM 2. MD&A

INTERNATIONAL revenues increased by $9.2 million, or 10.3%, to $98.7 million for the quarter ended November 30, 2002 from $89.5 million in the year ago quarter. This increase was due primarily to higher revenues in Canada of $1.9 million, Mexico of $1.4 million, Australia of $0.9 million and Southeast Asia of $0.9 million, as well as the favorable impact of foreign currency exchange rates of approximately $3.2 million. Revenues for the six months ended November 30, 2002 increased to $160.3 million as compared to $144.5 million in the prior year period. This increase of $15.8 million was due primarily to revenue improvements in Canada, Southeast Asia, Australia and Mexico of $3.9 million, $2.2 million, $1.8 million and $1.5 million, respectively, combined with a favorable foreign exchange impact of approximately $5.2 million for the current year to date period.

For the quarter ended November 30, 2002, operating profit increased by $4.7 million, or 48.0%, to $14.5 million from $9.8 million in the year ago quarter. This increase was due to higher operating profits in Canada of $1.1 million, the United Kingdom of $0.9 million and the Export business of $0.7 million. In addition, foreign currency exchange rates had a favorable impact of approximately $1.4 million in the current quarter. Operating profit for the six months ended November 30, 2002 increased by $4.1 million, or 56.9%, to $11.3 million from $7.2 million in the prior year. This increase was due to higher operating profits in Canada, Australia and the United Kingdom of $1.8 million, $0.7 million, and $0.7 million, respectively, as well as the favorable impact of foreign currency exchange rates of approximately $1.0 million.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $2.6 million during the six-month period ended November 30, 2002, compared to a decrease of $2.4 million during the comparable period in the prior year.

Cash flow provided from operations was $5.3 million for the six-month period ended November 30, 2002, resulting from net income, adjusted for non-cash charges, of $90.9 million, partially offset by net working capital decreases of $85.6 million.

SCHOLASTIC CORPORATION
ITEM 2. MD&A

Cash outflows for investing activities was $107.5 million for the six-month period ended November 30, 2002. The spending principally consisted of capital expenditures, an investment in The Book People Group, Ltd., prepublication costs and royalty advances. Capital expenditures totaled $46.4 million for the six-month period ended November 30, 2002, an increase of $13.8 million over the same period in fiscal 2002 largely as result of the acquisition of a warehouse facility in Maumelle, Arkansas in June 2002. Investment expenditures totaled $18.3 million due to the Company's 15% equity investment in The Book People Group, Ltd. in June 2002 of 12.0 million Pounds Sterling (equivalent to $17.9 million as of the date of the transaction), and related expenditures of $0.4 million. Expenditures for prepublication and royalty advances of $21.4 million and $16.1 million, respectively, were relatively consistent with the prior year expenditure levels.

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

On February 5, 2002, Scholastic Corporation entered into an interest rate swap agreement, designated as a fair value hedge as defined under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," whereby the Company receives a fixed interest rate payment based on a notional amount totaling $100.0 million and pays a variable interest rate to the counterparty, which is reset semi-annually based on six-month LIBOR (as defined). This agreement was entered into to exchange the fixed interest rate payments on a portion of the 5.75% Notes for variable interest rate payments. Under SFAS No. 133, changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. As such, there was no ineffective portion to the hedge recognized in earnings during the six months ended November 30, 2002.

SCHOLASTIC CORPORATION
ITEM 2. MD&A

On June 21, 2002, the Grolier Facility was amended into a revolving credit agreement, providing for aggregate borrowings of up to $100.0 million and expiring June 20, 2003. Under these amended terms, Scholastic Inc., a subsidiary of Scholastic Corporation, is the borrower and Scholastic Corporation is the guarantor. Borrowings bear interest at the prime rate or 0.39% to 1.10% over LIBOR (as defined). As amended, the Grolier Facility also provides for a facility fee ranging from 0.085% to 0.25%. The amounts charged vary based upon the Company's credit rating. As of November 30, 2002, the interest rate and facility fee were 0.650% over LIBOR and 0.150%, respectively. The Grolier Facility contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At November 30, 2002 and 2001, $0 and $350.0 million, respectively, were outstanding under the Grolier Facility. The weighted average interest rate as of November 30, 2001 was 3.1%. At May 31, 2002, $50.0 million was outstanding under the Grolier Facility at a weighted average interest rate of 2.4%.

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an amended and restated loan agreement with certain banks, effective August 11, 1999 and amended June 22, 2000 (the "Loan Agreement"). The Loan Agreement, which expires on August 11, 2004, provides for aggregate borrowings of up to $170.0 million (with a right in certain circumstances to increase borrowings to $200.0 million), including the issuance of up to $10.0 million in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company's credit rating. The interest rate, facility fee and utilization fee (when applicable) as of November 30, 2002 were 0.475% over LIBOR, 0.150% and 0.075%, respectively. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At November 30, 2002 and 2001, $166.0 million and $50.0 million, respectively, were outstanding under the Loan Agreement at a weighted average interest rate of 2.3% and 3.6%, respectively. At May 31, 2002, $50.0 million was outstanding under the Loan Agreement at a weighted average interest rate of 2.7%.

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under a Revolving Loan Agreement with a bank, effective November 10, 1999 and amended June 22, 2000 (the "Revolver"). The Revolver provides for unsecured revolving credit of up to $40.0 million and expires on August 11, 2004. Interest under this facility is at the prime rate minus 1% or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company's credit rating. The interest rate and facility fee as of November 30, 2002 were 0.475% over LIBOR and 0.150%, respectively. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At November 30, 2002 and 2001, $25.3 million and $6.0 million, respectively, were outstanding under the Revolver at a weighted average interest rate of 2.8% and 2.9%, respectively. At May 31, 2002, there were no borrowings outstanding under the Revolver.

On December 23, 1996, Scholastic Corporation issued $125.0 million of 7% Notes (the "7% Notes"). The 7% Notes are unsecured and unsubordinated obligations of the Company and will mature on December 15, 2003. The 7% Notes are not redeemable prior to maturity. Interest on the 7% Notes is payable semi-annually on December 15 and June 15 of each year.

In addition, unsecured lines of credit available in local currencies to the Company's international subsidiaries were equivalent to $52.7 million at November 30, 2002. These lines are used primarily to fund local working capital needs. At November 30, 2002, borrowings equivalent to $28.0 million were outstanding under these lines of credit at a weighted average interest rate of 5.8%.

SCHOLASTIC CORPORATION
ITEM 2. MD&A

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

Market risks relating to the Company's operations result primarily from changes in interest rates, which are managed by balancing the mix of variable- versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, are used to manage interest rate exposures. Approximately 49% of the Company's debt at November 30, 2002 bore interest at a variable rate and was sensitive to changes in interest rates compared to approximately 40% at May 31, 2002, with the increase due to seasonal borrowings. The Company is subject to the risk that market interest rates will increase and thereby increase the interest rates currently being charged under the variable-rate debt.

Additional information relating to the Company's outstanding financial instruments is included in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth information about the Company's debt and other interest rate sensitive instruments as of November 30, 2002 (see also Note 5 in the Notes to Condensed Consolidated Financial Statements):

($ amounts in millions)                                            FISCAL YEAR MATURITY
-----------------------------------------------------------------------------------------------------------
DEBT OBLIGATIONS                                 2003       2004       2005      2006     2007      TOTAL
-----------------------------------------------------------------------------------------------------------
   Lines of credit                             $   28.0   $      -   $      -   $    -   $     -   $   28.0
   Average interest rate                           5.83%

   Long-term debt including
     current portion:
         Fixed rate debt                       $      -   $  125.0   $      -   $    -   $ 300.0   $  425.0
         Average interest rate                                7.00%                         5.75%

         Variable rate debt                    $    0.1   $    0.3   $  191.3   $    -   $     -   $  191.7
         Average Interest Rate                     5.00%      5.00%      2.38%
-----------------------------------------------------------------------------------------------------------
INTEREST RATE DERIVATIVE FINANCIAL
   INSTRUMENTS RELATED TO DEBT
Interest rate swaps:
   Notional amount                             $      -   $      -   $      -   $    -   $ 100.0   $  100.0
   Average variable pay rate                                                                2.70%
   Average fixed receive rate                                                               5.75%
-----------------------------------------------------------------------------------------------------------

SCHOLASTIC CORPORATION
ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company, after conducting an evaluation, together with other members of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report, have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

                           PART II - OTHER INFORMATION

SCHOLASTIC CORPORATION
ITEM 1. LEGAL PROCEEDINGS

For information concerning the settlement of a previously reported action entitled IN RE SCHOLASTIC CORPORATION SECURITIES LITIGATION, see "Part II - Other Information - Item 1. Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the period ended August 31, 2002.

On January 14, 2003, Scholastic Inc. acquired all worldwide rights to the "Goosebumps(R)" property, including trademark, copyright, publication and media rights, for an aggregate of $9.65 million in cash from Parachute Press, Inc. and affiliated entities (collectively, "Parachute"). The acquisition is expected to be earnings neutral in fiscal 2003.

In connection with this transaction, Scholastic and its affiliates and Parachute and R.L. Stine each agreed to dismiss with prejudice the previously disclosed lawsuits, captioned SCHOLASTIC INC. AND SCHOLASTIC ENTERTAINMENT INC. V. PARACHUTE PRESS, INC., PARACHUTE PUBLISHING, LLC, PARACHUTE CONSUMER PRODUCTS, LLC, AND R.L. STINE (Index No. 99/600512); PARACHUTE PRESS, INC. V. SCHOLASTIC INC., SCHOLASTIC PRODUCTIONS, INC. AND SCHOLASTIC ENTERTAINMENT INC. (Index No. 99/600507); and PARACHUTE PRESS, INC. V. SCHOLASTIC INC., SCHOLASTIC PRODUCTIONS, INC. AND SCHOLASTIC ENTERTAINMENT INC., 97 Civ. 8510 (JFK), and to release the other parties from all claims regarding the disputes.

SCHOLASTIC CORPORATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on September 24, 2002. The following sets forth the results of the proposals presented at the Annual Meeting voted upon by the stockholders of the Company entitled to vote thereon:

Holders of the 1,656,200 shares of Class A Stock (comprising all outstanding shares of Class A Stock) voted in favor of electing Richard Robinson, Rebeca
M. Barrera, Ramon Cortines, Charles T. Harris III, Andrew S. Hedden, Mae C. Jemison, Peter M. Mayer, Augustus K. Oliver and Richard M. Spaulding as directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified.

Holders of the Common Stock elected the following three nominees as directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. Votes cast by holders of the Common Stock were as follows:

           NOMINEE               FOR             WITHHELD
           -------               ---             --------
        John L. Davies        28,882,605          962,463

        Linda B. Keene        28,881,079          963,949

        John G. McDonald      28,995,395          849,633

SCHOLASTIC CORPORATION
ITEM 5. OTHER INFORMATION

PRE-APPROVAL OF NON-AUDIT SERVICES

In accordance with Section 10A(i) of the Exchange Act, the Audit Committee of the Board of Directors of the Company has pre-approved the provision of certain tax advice to the Company by its independent auditors, Ernst & Young, LLP, as permitted by Section 10A.

INVESTOR RELATIONS

The Company posts on its Web site,
www.scholastic.com/aboutscholastic/investor/index.htm, the date of its upcoming financial press releases and telephone analyst calls at least five days prior to dissemination. The Company's analyst calls are open to the public and remain available to the public through the Company's Web site for at least five days thereafter.

GALLIMARD

On December 30, 2002, the Company sold a portion of its approximately 3.0% interest in the French publishing company, Editions Gallimard ("Gallimard"), for $5.2 million, representing a pre-tax gain of $2.9 million (approximately $0.04 per diluted share) to be recorded in the third quarter of fiscal 2003. The Company originally acquired its interest in Gallimard in October, 1996 for $3.4 million. The Company retains an approximately 1% indirect ownership interest in Gallimard.

SCHOLASTIC CORPORATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     EXHIBIT
      NUMBER       DESCRIPTION OF DOCUMENT
     --------      -----------------------
      10.21        Scholastic Corporation Management Stock Purchase Plan,
                   Amended and Restated effective as of December 18, 2002

(b) Reports on Form 8-K:

        None

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SCHOLASTIC CORPORATION
                                          (Registrant)


Date: January 14, 2003                    /s/ Richard Robinson
                                          -----------------------------
                                          Richard Robinson
                                          CHAIRMAN OF THE BOARD,
                                          PRESIDENT, AND CHIEF EXECUTIVE OFFICER


Date: January 14, 2003                    /s/ Kevin J. McEnery
                                          -----------------------------
                                          Kevin J. McEnery
                                          EXECUTIVE VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

SCHOLASTIC CORPORATION
CERTIFICATIONS

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003                    /s/ Richard Robinson
                                          ----------------------------
                                          Richard Robinson
                                          CHAIRMAN OF THE BOARD,
                                          PRESIDENT, AND CHIEF EXECUTIVE OFFICER

SCHOLASTIC CORPORATION
CERTIFICATIONS

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

SCHOLASTIC CORPORATION
CERTIFICATIONS

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003                    /s/ Kevin J. McEnery
                                          ----------------------------
                                          Kevin J. McEnery
                                          EXECUTIVE VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER

SCHOLASTIC CORPORATION
CURRENT REPORT ON FORM 10-Q, DATED NOVEMBER 30, 2002
EXHIBITS INDEX


     EXHIBIT
     NUMBER    DESCRIPTION OF DOCUMENT
     -------   -----------------------
      10.21    Scholastic Corporation Management Stock Purchase Plan, Amended
               and Restated as of December 18, 2002 (a management compensation plan as described in Item 601 (b)(10)(iii) of Regulation S-K of the SEC).