Form 10-Q
period 2003-02-28
SCHOLASTIC CORP
filed 2003-04-11
CIK 866729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003   Commission File No. 000-19860


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Title                         Number of shares outstanding
             of each class                         as of March 31, 2003
             -------------                         --------------------
      Common Stock, $.01 par value                      37,567,200
      Class A Stock, $.01 par value                      1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003
INDEX

                                                                                        PAGE
                                                                                        ----
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Statements of Operations for the Three and
                 Nine Months Ended February 28, 2003 and 2002                             1

                 Condensed Consolidated Balance Sheets at February 28, 2003
                 and 2002, and May 31, 2002                                               2

                 Consolidated Statements of Cash Flows for the Nine Months
                 Ended February 28, 2003 and 2002                                         3

                 Notes to Condensed Consolidated Financial Statements                     4

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                               18

         Item 3. Quantitative and Qualitative Disclosures about Market Risk              27

         Item 4. Controls and Procedures                                                 28

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                                       29

         Item 5. Other Information                                                       30

         Item 6. Exhibits and Reports on Form 8-K                                        31

SIGNATURES                                                                               32

CERTIFICATIONS                                                                           33

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                      FEBRUARY 28,             FEBRUARY 28,
---------------------------------------------------------------------------------------------------------------------------------
                                                                                   2003         2002         2003         2002
---------------------------------------------------------------------------------------------------------------------------------
REVENUES                                                                        $    433.7   $    432.7   $  1,400.9   $  1,376.0

Operating costs and expenses:
   Cost of goods sold                                                                198.3        199.6        640.3        634.1
   Selling, general and administrative expenses                                      203.0        185.8        607.0        567.1
   Bad debt expense                                                                   16.9         11.0         53.6         51.6
   Depreciation and amortization                                                      11.6          9.7         32.9         26.0
   Litigation and related charges                                                        -            -          1.9            -
---------------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING COSTS AND EXPENSES                                                   429.8        406.1      1,335.7      1,278.8

OPERATING INCOME                                                                       3.9         26.6         65.2         97.2

Gain on sale of investment                                                            (2.9)           -         (2.9)           -
Interest expense, net                                                                  7.5          7.9         23.3         24.3
---------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes and cumulative effect of
   accounting change                                                                  (0.7)        18.7         44.8         72.9

Provision (benefit) for income taxes                                                  (0.2)         6.8         14.9         26.2
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                         (0.5)        11.9         29.9         46.7

Cumulative effect of accounting change (net of income taxes of $2.9)                     -            -            -         (5.2)
---------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                               $     (0.5)  $     11.9   $     29.9   $     41.5
=================================================================================================================================

EARNINGS (LOSS) PER SHARE OF CLASS A AND COMMON STOCK:
Earnings (loss) before cumulative effect of accounting change:
   Basic                                                                        $    (0.01)  $     0.32   $     0.76   $     1.30
   Diluted                                                                      $    (0.01)  $     0.31   $     0.74   $     1.22
Cumulative effect of accounting change (net of income taxes):
   Basic                                                                                 -            -            -   $    (0.15)
   Diluted                                                                               -            -            -   $    (0.13)
Net income (loss):
   Basic                                                                        $    (0.01)  $     0.32   $     0.76   $     1.15
   Diluted                                                                      $    (0.01)  $     0.31   $     0.74   $     1.09
=================================================================================================================================

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                          FEBRUARY 28, 2003     MAY 31, 2002     FEBRUARY 28, 2002
------------------------------------------------------------------------------------------------------------------
                                                            (UNAUDITED)                            (UNAUDITED)
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                             $             7.8   $          10.7    $            12.6
    Accounts receivable, net                                          267.4             243.8                233.9
    Inventories                                                       444.2             359.5                408.2
    Deferred promotion costs                                           54.3              44.6                 42.8
    Deferred income taxes                                              80.8              81.3                 87.6
    Prepaid and other current assets                                   60.9              58.6                 68.7
------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                            915.4             798.5                853.8

    Property, plant and equipment, net                                333.3             301.4                278.3
    Prepublication costs                                              111.9             113.6                109.5
    Production costs                                                    9.8               9.1                  9.0
    Goodwill                                                          248.6             256.2                235.3
    Other intangibles                                                  74.3              63.8                 63.6
    Other assets and deferred charges                                 131.2              87.0                 81.1
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                              $         1,824.5   $       1,629.6    $         1,630.6
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Lines of credit and short-term debt                   $           185.2   $          23.5    $            77.9
    Accounts payable                                                  146.7             134.3                136.1
    Accrued royalties                                                  56.1              38.5                 69.5
    Deferred revenue                                                   34.9              16.2                 34.4
    Other accrued expenses                                            104.4             119.2                125.4
------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                       527.3             331.7                443.3

  NONCURRENT LIABILITIES:
    Long-term debt                                                    494.8             525.8                471.2
    Other noncurrent liabilities                                       47.3              53.2                 48.1
------------------------------------------------------------------------------------------------------------------
      TOTAL NONCURRENT LIABILITIES                                    542.1             579.0                519.3

  COMMITMENTS AND CONTINGENCIES                                           -                 -                    -

  STOCKHOLDERS' EQUITY:
    Preferred Stock, $1.00 par value                                      -                 -                    -
    Class A Stock, $.01 par value                                       0.0               0.0                  0.0
    Common Stock, $.01 par value                                        0.4               0.4                  0.4
    Additional paid-in capital                                        379.1             373.7                365.3
    Deferred compensation                                              (1.2)             (0.4)                (0.5)
    Accumulated other comprehensive loss                              (25.7)            (27.4)               (17.8)
    Retained earnings                                                 402.5             372.6                320.6
------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                      755.1             718.9                668.0
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $         1,824.5   $       1,629.6    $         1,630.6
==================================================================================================================

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(AMOUNTS IN MILLIONS)

                                                                                         NINE MONTHS ENDED
                                                                                            FEBRUARY 28,
--------------------------------------------------------------------------------------------------------------
                                                                                          2003         2002
--------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                                          $     29.9   $     41.5
   Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of prepublication and production costs                                    44.5         36.6
      Depreciation and amortization                                                          32.9         26.0
      Royalty advances expensed                                                              18.6         15.0
      Deferred income taxes                                                                   0.6          1.3
      Tax benefit realized from stock option transactions                                     0.4          6.4
      Non-cash portion of accounting change                                                     -          8.1
      Gain on sale of investment                                                             (2.9)           -
      Changes in assets and liabilities:
         Accounts receivable, net                                                           (21.7)       (14.2)
         Inventories                                                                        (81.7)       (69.2)
         Prepaid and other current assets                                                    (1.5)        18.6
         Deferred promotion costs                                                           (10.0)       (24.2)
         Accounts payable and other accrued expenses                                         (3.6)       (30.0)
         Accrued royalties                                                                   18.1         24.7
         Deferred revenue                                                                    18.0         24.4
   Other, net                                                                               (10.2)         0.5
--------------------------------------------------------------------------------------------------------------
Total adjustments                                                                             1.5         24.0
--------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                 31.4         65.5
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                               (62.9)       (46.5)
   Prepublication costs                                                                     (34.3)       (39.4)
   Royalty advances                                                                         (25.0)       (23.7)
   Equity investment                                                                        (23.3)           -
   Production costs                                                                         (10.0)       (10.5)
   Acquisition related payments                                                              (9.7)       (13.1)
   Proceeds from sale of investment                                                           5.2            -
   Other                                                                                     (0.9)         0.2
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                      (160.9)      (133.0)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Borrowings under Loan Agreement and Revolver                                             462.5        666.8
   Repayments of Loan Agreement and Revolver                                               (325.6)      (620.6)
   Borrowings under Grolier Facility                                                        132.0            -
   Repayments of Grolier Facility                                                          (152.0)      (300.0)
   Proceeds received from issuance of 5.75% Notes, net of related costs                         -        296.7
   Borrowings under lines of credit                                                          95.9        110.2
   Repayments of lines of credit                                                            (90.3)      (103.5)
   Proceeds pursuant to employee stock plans                                                  4.1         17.1
   Other                                                                                        -         (0.4)
--------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   126.6         66.3
--------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                    (2.9)        (1.2)
Cash and cash equivalents at beginning of period                                             10.7         13.8
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $      7.8   $     12.6
==============================================================================================================

SEE ACCOMPANYING NOTES

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements consist of the accounts of Scholastic Corporation and all of its wholly-owned subsidiaries ("Scholastic" or the "Company"). These financial statements have not been audited, but reflect those adjustments consisting of normal recurring items which management considers necessary for a fair presentation of financial position, results of operations and cash flow. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

The Company's business is closely correlated to the school year. Consequently, the results of operations for the three and nine months ended February 28, 2003 and 2002 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the February 28, 2002 condensed consolidated balance sheet is included for comparative purposes.

The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management which affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations including, but not limited to: collectability of accounts receivable; sales returns; amortization periods; and recoverability of inventories, deferred promotion costs, prepublication costs, royalty advances, goodwill and other intangibles.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation. Additionally, in November 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." The issue addresses the recognition, measurement and income statement classification of sales incentives or other consideration, free or discounted products or services and cash given by a vendor to a customer. The Company adopted the provisions of EITF Issue No. 01-9 for fiscal 2002. This adoption resulted in a reclassification of Selling, general and administrative expenses to Cost of goods sold totaling $9.1 and $31.3 in the three and nine months ended February 28, 2002, respectively, with no change to reported net income.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosures about an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

The Company has adopted the disclosure provisions of SFAS No. 148. Accordingly, under the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock option plans. In accordance with APB 25, no compensation expense was recognized as the exercise price of the Company's stock options was equal to the market price of the underlying stock on the date of grant and the exercise price and number of shares subject to grant were fixed. If the Company had elected to recognize compensation expense based on the fair value of the options granted at the date of grant and in respect to shares issuable under the Company's equity compensation plans as prescribed by SFAS No. 123, net income and diluted earnings per share using the Black-Scholes option-pricing model would have been reduced to the pro forma amounts indicated in the table below:

                                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                      FEBRUARY 28,              FEBRUARY 28,
---------------------------------------------------------------------------------------------------------------------------------
                                                                                   2003         2002          2003        2002
---------------------------------------------------------------------------------------------------------------------------------
Net income - as reported                                                        $     (0.5)  $     11.9   $     29.9   $     41.5
Add: Stock-based employee compensation
  included in reported net income, net of tax                                          0.1          0.1          0.3          0.2
Deduct: Total stock-based employee compensation
  expense determined under fair value based method,
  net of tax                                                                          (2.0)        (1.4)        (5.9)        (4.2)
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME - PRO FORMA                                                          $     (2.4)  $     10.6   $     24.3   $     37.5
=================================================================================================================================

Diluted earnings per share -  as reported                                       $    (0.01)  $     0.31   $     0.74   $     1.09
Diluted earnings per share - pro forma                                          $    (0.06)  $     0.28   $     0.62   $     1.02
---------------------------------------------------------------------------------------------------------------------------------

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

2.   ACQUISITIONS

FISCAL 2002 ACQUISITIONS

During fiscal 2002, the Company completed the acquisitions of the stock or assets of the following companies: Troll Book Fairs LLC, a national school-based book fair operator; Tom Snyder Productions, Inc., a developer and publisher of interactive educational software and producer of television programming; Sandvik Publishing Ltd., d/b/a Baby's First Book Club(R), a direct marketer of age-appropriate books and toys for young children; Klutz, a publisher and creator of "books plus" products for children; Teacher's Friend Publications, Inc., a producer and marketer of materials that teachers use to decorate their classrooms; and Nelson B. Heller & Associates, a publisher of business-to-business newsletters. The aggregate purchase price for these acquisitions, net of cash received, was $66.7, and the related goodwill and other intangibles was $35.5. In addition to the initial purchase price paid for Klutz of $42.8, additional payments of up to $31.3 may be made to the seller in 2004 and 2005, contingent upon the achievement of certain revenue thresholds. The assets and liabilities of each business acquired were adjusted to their fair values as of the date of acquisition, with the purchase price in excess of the fair market value assigned to goodwill.

The following summarizes the allocation of the purchase price of the fiscal 2002 acquisitions:

                                                                 VALUE
     --------------------------------------------------------------------
     Accounts receivable                                       $      8.0
     Inventory                                                        8.6
     Other current assets                                             6.4
     Property, plant and equipment                                    1.2
     Goodwill and other intangibles                                  35.5
     Noncurrent deferred taxes                                       18.6
     Other assets                                                     0.4
     Current liabilities                                            (12.0)
     --------------------------------------------------------------------

     CASH PAID FOR ACQUISITIONS, NET OF CASH RECEIVED          $     66.7
     ====================================================================

The allocation of the aggregate purchase price will be finalized during fiscal 2003 and any resulting adjustments are not expected to be material. The operating results of each fiscal 2002 acquisition have been included in the Company's consolidated results of operations since the respective dates of acquisition. The effect on operating results of including the acquired business operations on a pro forma basis would not be material.

In connection with the fiscal 2002 acquisitions, the Company established liabilities of $3.2 at May 31, 2002, relating primarily to severance and other exit costs. As of February 28, 2003, $1.6 of these liabilities remain unpaid.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

FISCAL 2001 ACQUISITION - GROLIER

On June 22, 2000, Scholastic Inc., a subsidiary of Scholastic Corporation, acquired all of the issued and outstanding capital stock of Grolier Incorporated ("Grolier"), a Delaware corporation. In connection with the Grolier acquisition, the Company established a plan for integrating Grolier's operations. Accordingly, the Company established liabilities of approximately $17.7 relating primarily to severance, fringe benefits and related salary continuance, as well as certain exit costs associated with the integration of certain of Grolier's operational and administrative functions. This amount, originally established at $12.4, was increased at May 31, 2001 by $5.3 as the Company refined its estimate of the costs of the integration plan. At May 31, 2002, the established liabilities for integration costs were in excess of the expected costs related to severance and other exit costs by $2.1, resulting in a decrease in the recorded liabilities and a reduction of Selling, general and administrative expenses, which are reflected in the table below. As of February 28, 2003, $2.4 of these liabilities remain unpaid and are expected to be paid over the next three years. A summary of the activity in the established liabilities is detailed in the following table:

                                                           SEVERANCE AND         OTHER EXIT
                                                           RELATED COSTS           COSTS           TOTAL
----------------------------------------------------------------------------------------------------------
Liabilities established at acquisition                      $     13.3           $      4.4       $   17.7
Fiscal 2001 payments                                              (1.8)                (1.2)          (3.0)
----------------------------------------------------------------------------------------------------------
BALANCE AT MAY 31, 2001                                           11.5                  3.2           14.7
Fiscal 2002 payments                                              (7.3)                (0.7)          (8.0)
Fiscal 2002 adjustment                                            (1.2)                (0.9)          (2.1)
----------------------------------------------------------------------------------------------------------
BALANCE AT MAY 31, 2002                                            3.0                  1.6            4.6
Fiscal 2003 payments to date                                      (1.8)                (0.4)          (2.2)
----------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 28, 2003                                $      1.2           $      1.2       $    2.4
==========================================================================================================

3    INVESTMENT

On June 24, 2002, the Company entered into a joint venture with The Book People, Ltd., a direct marketer of books in the United Kingdom, to distribute books to the home under the Red House name and through schools under the Scholastic School Link name. Accordingly, $9.3 relating to Red House has been recorded as an investment in the joint venture (See Note 8). The Company also acquired a 15% equity interest in The Book People Group, Ltd. for 12.0 GBP (equivalent to $17.9 as of the date of the transaction) with a possible additional payment of 3.0 GBP based on operating results and contingent on repayment of all borrowings under a
3.0 GBP revolving credit facility established at the date of the transaction by the Company in favor of The Book People Group, Ltd. The revolving credit facility is available to fund the expansion of The Book People and for working capital purposes. As of February 28, 2003, 3.0 GBP (equivalent to $4.9) was outstanding under the revolving credit facility.

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

                               CHILDREN'S                     MEDIA,
                                  BOOK                      LICENSING
                             PUBLISHING AND   EDUCATIONAL      AND                        TOTAL
                              DISTRIBUTION    PUBLISHING    ADVERTISING  OVERHEAD(1)     DOMESTIC    INTERNATIONAL CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
FEBRUARY 28, 2003

  Revenues                   $        269.2  $       64.3  $       30.1  $        0.0  $      363.6  $       70.1  $      433.7
  Bad debt                             14.4           0.6           0.3           0.0          15.3           1.6          16.9
  Depreciation                          2.2           0.3           1.5           6.3          10.3           1.2          11.5
  Amortization (2)                      4.4           7.1           2.3           0.0          13.8           0.1          13.9
  Royalty advances
    expensed                            8.5           0.3           0.1           0.0           8.9           0.7           9.6
  Segment profit/(loss) (3)            27.2          (0.8)         (5.2)        (18.1)          3.1           0.8           3.9
  Expenditures for
    long-lived assets (4)              23.0           7.8          12.8           5.7          49.3           3.4          52.7

THREE MONTHS ENDED
FEBRUARY 28, 2002

  Revenues                   $        269.0  $       61.1  $       32.2  $        0.0  $      362.3  $       70.4  $      432.7
  Bad debt (3)                          7.9           0.4           0.5           0.0           8.8           2.2          11.0
  Depreciation                          1.7           0.5           1.4           4.8           8.4           1.1           9.5
  Amortization (2)                      4.7           4.8           2.7           0.0          12.2           0.0          12.2
  Royalty advances
    expensed                            5.0           0.2           0.0           0.0           5.2           0.0           5.2
  Segment profit/(loss) (3)            42.6          (1.8)         (3.3)        (14.8)         22.7           3.9          26.6
  Expenditures for
    long-lived assets (4)               9.7          16.2           8.0          11.5          45.4           0.9          46.3

NINE MONTHS ENDED
FEBRUARY 28, 2003

  Revenues                   $        847.6  $      228.9  $       94.0  $        0.0  $    1,170.5  $      230.4  $    1,400.9
  Bad debt                             46.5           1.1           0.8           0.0          48.4           5.2          53.6
  Depreciation                          6.0           1.1           4.6          17.4          29.1           3.5          32.6
  Amortization (2)                     13.1          20.2          11.3           0.0          44.6           0.2          44.8
  Royalty advances
    expensed                           16.0           1.1           0.2           0.0          17.3           1.3          18.6
  Segment profit/(loss) (3)            98.6          28.0         (15.4)        (58.1)         53.1          12.1          65.2
  Segment assets                      799.9         270.2          94.7         391.2       1,556.0         268.5       1,824.5
  Goodwill                            129.8          82.1          10.2           0.0         222.1          26.5         248.6
  Expenditures for
    long-lived assets (4)              52.7          18.8          24.5          37.3         133.3          27.0         160.3
  Long-lived assets (5)               294.5         178.5          53.8         247.4         774.2          96.7         870.9

NINE MONTHS ENDED
FEBRUARY 28, 2002

  Revenues                   $        836.9  $      226.9  $       97.3  $        0.0  $    1,161.1  $      214.9  $    1,376.0
  Bad debt (3)                         43.2           0.9           1.9           0.0          46.0           5.6          51.6
  Depreciation                          4.4           1.3           3.3          13.1          22.1           3.3          25.4
  Amortization (2)                     12.7          17.1           6.8           0.0          36.6           0.6          37.2
  Royalty advances
    expensed                           13.4           1.0           0.6           0.0          15.0           0.0          15.0
  Segment profit/(loss) (3)           116.5          25.1         (12.1)        (43.4)         86.1          11.1          97.2
  Segment assets                      713.0         269.7          74.0         350.0       1,406.7         223.9       1,630.6
  Goodwill                            113.5          79.1           9.4           0.0         202.0          33.3         235.3
  Expenditures for
    long-lived assets (4)              48.0          32.0          23.9          24.6         128.5           4.7         133.2
  Long-lived assets (5)               263.0         177.3          42.0         209.2         691.5          69.9         761.4

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

(1) OVERHEAD INCLUDES ALL DOMESTIC CORPORATE AMOUNTS NOT ALLOCATED TO REPORTABLE SEGMENTS, WHICH INCLUDES UNALLOCATED EXPENSES AND COSTS RELATED TO THE MANAGEMENT OF CORPORATE ASSETS. THE NINE MONTHS ENDED FEBRUARY 28, 2003 INCLUDE $1.9 FOR THE SETTLEMENT OF A SECURITIES LAWSUIT INITIATED IN 1997. UNALLOCATED ASSETS ARE PRINCIPALLY COMPRISED OF DEFERRED INCOME TAXES AND PROPERTY, PLANT AND EQUIPMENT RELATED TO THE COMPANY'S HEADQUARTERS IN THE METROPOLITAN NEW YORK AREA, ITS NATIONAL SERVICE OPERATION LOCATED IN MISSOURI AND ARKANSAS, AND AN INDUSTRIAL/OFFICE BUILDING COMPLEX IN CONNECTICUT.

(2) INCLUDES AMORTIZATION OF PREPUBLICATION COSTS, PRODUCTION COSTS AND OTHER INTANGIBLES WITH DEFINITE LIVES.

(3) SEGMENT PROFIT/(LOSS) REPRESENTS EARNINGS BEFORE INTEREST AND INCOME TAXES. THE NINE MONTHS ENDED FEBRUARY 28, 2002 EXCLUDES THE CUMULATIVE AFTER-TAX EFFECT OF ACCOUNTING CHANGE OF $5.2 ($0.13 PER DILUTED SHARE) RELATED TO THE MEDIA, LICENSING AND ADVERTISING SEGMENT. IN THE THREE- AND NINE-MONTH PERIODS ENDED FEBRUARY 28, 2002, CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION INCLUDES THE AFTER-TAX EFFECT OF THE REDUCTION IN BAD DEBT EXPENSE OF $3.9 ($0.10 PER DILUTED SHARE), RESULTING FROM THE COMPANY'S REFINEMENT OF THE BAD DEBT RESERVE.

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

The following table separately sets forth information for the periods indicated for the U.S. direct-to-home continuity business formerly operated by Grolier, which is included in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment, and for all other businesses included in the segment:

                                                       THREE MONTHS ENDED FEBRUARY 28,
                                          ----------------------------------------------------------
                                            Direct-to-home        All Other             Total
                                            2003      2002      2003      2002      2003      2002
                                          --------  --------  --------  --------  --------  --------
Revenues                                  $   50.8  $   47.2  $  218.4  $  221.8  $  269.2  $  269.0
Bad debt (1)                                  10.1       3.9       4.3       4.0      14.4       7.9
Depreciation                                   0.0       0.1       2.2       1.6       2.2       1.7
Amortization (2)                               0.6       0.4       3.8       4.3       4.4       4.7
Royalty advances expensed                      3.4       1.1       5.1       3.9       8.5       5.0
Business profit (1)                            6.4      10.7      20.8      31.9      27.2      42.6
Expenditures for long-lived assets (3)         3.7       1.1      19.3       8.6      23.0       9.7

                                                        NINE MONTHS ENDED FEBRUARY 28,
                                          ----------------------------------------------------------
                                            Direct-to-home        All Other             Total
                                            2003      2002      2003      2002      2003      2002
                                          --------  --------  --------  --------  --------  --------
Revenues                                  $  154.1  $  157.6  $  693.5  $  679.3  $  847.6  $  836.9
Bad debt (1)                                  31.8      28.8      14.7      14.4      46.5      43.2
Depreciation                                   0.3       0.2       5.7       4.2       6.0       4.4
Amortization (2)                               1.3       1.1      11.8      11.6      13.1      12.7
Royalty advances expensed                      3.4       1.2      12.6      12.2      16.0      13.4
Business profit (1)                           14.3      21.0      84.3      95.5      98.6     116.5
Business assets                              257.6     249.0     542.3     464.0     799.9     713.0
Goodwill                                      93.2      88.6      36.6      24.9     129.8     113.5
Expenditures for long-lived assets (3)         6.3       3.3      46.4      44.7      52.7      48.0
Long-lived assets (4)                        143.7     138.4     150.8     124.6     294.5     263.0

(1) BUSINESS PROFIT REPRESENTS EARNINGS BEFORE INTEREST AND INCOME TAXES. IN THE THREE- AND NINE-MONTH PERIODS ENDED FEBRUARY 28, 2002, DIRECT-TO-HOME INCLUDES THE AFTER-TAX EFFECT OF THE REDUCTION IN BAD DEBT EXPENSE OF $3.9 ($0.10 PER DILUTED SHARE), RESULTING FROM THE COMPANY'S REFINEMENT OF THE BAD DEBT RESERVE.

(2) INCLUDES AMORTIZATION OF PREPUBLICATION COSTS AND OTHER INTANGIBLES WITH DEFINITE LIVES.

(3) INCLUDES EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT, INVESTMENTS IN PREPUBLICATION COSTS, ROYALTY ADVANCES AND ACQUISITIONS OF BUSINESSES.

(4) INCLUDES PROPERTY, PLANT AND EQUIPMENT, PREPUBLICATION COSTS, GOODWILL, OTHER INTANGIBLES AND ROYALTY ADVANCES.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

5.   DEBT

The following table sets forth the Company's debt balances as of the dates indicated:

                                                  FEBRUARY 28, 2003    MAY 31, 2002   FEBRUARY 28, 2002
-------------------------------------------------------------------------------------------------------
Lines of Credit                                      $       30.1      $       23.3      $       27.9
Grolier Facility                                             30.0              50.0              50.0
Loan Agreement and Revolver                                 186.9              50.0              46.3
7% Notes due 2003, net of discount                          125.0             124.9             124.9
5.75% Notes due 2007, net of discount                       307.5             300.7             299.6
Other debt                                                    0.5               0.4               0.4
-------------------------------------------------------------------------------------------------------
   TOTAL DEBT                                               680.0             549.3             549.1
Less lines of credit and short-term debt                   (185.2)            (23.5)            (77.9)
-------------------------------------------------------------------------------------------------------
Total long-term debt                                 $      494.8      $      525.8      $      471.2
=======================================================================================================

The following table sets forth the maturities and carrying values of the Company's debt obligations as of February 28, 2003 for the remainder of fiscal 2003 and the next four fiscal years:

                                                    MAY 31,
---------------------------------------------------------------------
Three-month period ending:                            2003   $   30.2
Fiscal years ending:                                  2004      155.1
                                                      2005      186.9
                                                      2006          -
                                                      2007      307.8
                                                      ---------------

                                                      TOTAL  $  680.0
                                                      ===============

GROLIER FACILITY. On June 22, 2000, Scholastic Inc. established a credit facility to finance $350.0 of the $400.0 Grolier purchase price (the "Grolier Facility"). The net proceeds from the issuance of the 5.75% Notes in January 2002 were used to repay a majority of the Grolier Facility (see "5.75% Notes due 2007" below). On June 21, 2002, the Grolier Facility was amended into a revolving credit agreement, which provides for aggregate borrowings of up to $100.0 and expires on June 20, 2003. Under these amended terms, Scholastic Inc. is the borrower, and Scholastic Corporation is the guarantor. Borrowings bear interest at the prime rate or 0.39% to 1.10% over LIBOR (as defined). As amended, the Grolier Facility also provides for a facility fee ranging from 0.085% to 0.25%. The amounts charged vary based upon the Company's credit rating. As of February 28, 2003, the interest rate and facility fee were 0.650% over LIBOR and 0.150%, respectively. The Grolier Facility contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At February 28, 2003 and 2002, $30.0 and $50.0, respectively, were outstanding under the Grolier Facility at a weighted average interest rate of 2.0% and 2.5%, respectively. At May 31, 2002, $50.0 was outstanding under the Grolier Facility at a weighted average interest rate of 2.4%. As described under Note 13 "Subsequent Event", effective April 10, 2003, the Grolier Facility was cancelled.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

LOAN AGREEMENT. Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an amended and restated loan agreement with certain banks, effective August 11, 1999 and amended June 22, 2000 (the "Loan Agreement"). The Loan Agreement, which expires on August 11, 2004, provides for aggregate borrowings of up to $170.0 (with a right in certain circumstances to increase borrowings to $200.0), including the issuance of up to $10.0 in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company's credit rating. The interest rate, facility fee and utilization fee (when applicable) as of February 28, 2003 were 0.475% over LIBOR, 0.150% and 0.075%, respectively. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At February 28, 2003 and 2002, $156.0 and $40.0, respectively, were outstanding under the Loan Agreement at a weighted average interest rate of 1.9% and 2.3%, respectively. At May 31, 2002, $50.0 was outstanding under the Loan Agreement at a weighted average interest rate of 2.7%.

REVOLVER. Scholastic Corporation and Scholastic Inc. are joint and several borrowers under a Revolving Loan Agreement with a bank, effective November 10, 1999 and amended June 22, 2000 (the "Revolver"). The Revolver provides for unsecured revolving credit of up to $40.0 and expires on August 11, 2004. Interest under this facility is at the prime rate minus 1% or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company's credit rating. The interest rate and facility fee as of February 28, 2003 were 0.475% over LIBOR and 0.150%, respectively. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At February 28, 2003 and 2002, $30.9 and $6.3 respectively, were outstanding under the Revolver at a weighted average interest rate of 2.3% and 3.9%, respectively. At May 31, 2002, there were no borrowings outstanding under the Revolver.

7% NOTES DUE 2003. On December 23, 1996, Scholastic Corporation issued $125.0 of 7% Notes (the "7% Notes"). The 7% Notes are unsecured and unsubordinated obligations of the Company and will mature on December 15, 2003. The 7% Notes are not redeemable prior to maturity. Interest on the 7% Notes is payable semi-annually on December 15 and June 15 of each year.

5.75% NOTES DUE 2007. On January 23, 2002, Scholastic Corporation issued $300.0 of 5.75% Notes (the "5.75% Notes"). The 5.75% Notes are unsecured and unsubordinated obligations of the Company and mature on January 15, 2007. Interest on the 5.75% Notes is payable semi-annually on July 15 and January 15 of each year. The Company may, at any time, redeem all or a portion of the 5.75% Notes at a redemption price (plus accrued interest to the date of redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption. The net proceeds were used to repay the majority of the $350.0 Grolier Facility.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

INTEREST RATE SWAP AGREEMENT. On February 5, 2002, Scholastic Corporation entered into an interest rate swap agreement, designated as a fair value hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," whereby the Company receives a fixed interest rate payment based on a notional amount totaling $100.0 and pays a variable interest rate to the counterparty, which is reset semi-annually based on six-month LIBOR (as defined). This agreement was entered into to exchange the fixed interest rate payments on a portion of the 5.75% Notes for variable interest rate payments. In accordance with SFAS No. 133, the value of the 5.75% Notes was increased by $8.5 to reflect an increase in their fair value as of February 28, 2003 and a corresponding swap asset of $8.5 was recorded in Other assets. Under SFAS No. 133, changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. As such, there was no ineffective portion to the hedge recognized in earnings during the nine months ended February 28, 2003.

6.   COMPREHENSIVE INCOME

The following table sets forth comprehensive income for the periods indicated:

                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
-------------------------------------------------------------------------------------------
FEBRUARY 28,                                         2003      2002        2003      2002
-------------------------------------------------------------------------------------------
Net income (loss)                                  $   (0.5) $   11.9    $   29.9  $   41.5

Other comprehensive income (loss):
    Foreign currency translation adjustment             2.6      (2.2)        3.2      (1.4)
    Minimum pension liability                             -         -        (1.5)        -
-------------------------------------------------------------------------------------------

Total other comprehensive income (loss)                 2.6      (2.2)        1.7      (1.4)
-------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                               $    2.1  $    9.7    $   31.6  $   40.1
===========================================================================================

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

7.   EARNINGS (LOSS) PER SHARE ("EPS")

Basic EPS is computed by dividing net income by the weighted average Shares of Class A Stock and Common Stock outstanding during the period. Diluted EPS is calculated to give effect to potentially dilutive stock options and, for the periods ended February 28, 2002, Scholastic Corporation's 5.0% Convertible Subordinated Debentures due August 15, 2005 (the "Debentures") that were outstanding during the period. On January 11, 2002, pursuant to the exercise of Scholastic Corporation's optional redemption rights, $109.8 of the Debentures were converted at the option of the holders into 2.9 million shares of Common Stock and $0.2 were redeemed for cash. The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations for the periods indicated:

                                                          (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                           THREE MONTHS ENDED      NINE MONTHS ENDED
-------------------------------------------------------------------------------------------------------
FEBRUARY 28,                                                2003        2002        2003        2002
-------------------------------------------------------------------------------------------------------
Net income (loss) for basic EPS                          $     (0.5) $     11.9  $     29.9  $     41.5
Dilutive effect of Debentures                                     -         0.4           -         2.1
-------------------------------------------------------------------------------------------------------
Adjusted net income (loss) for diluted EPS               $     (0.5) $     12.3  $     29.9  $     43.6
=======================================================================================================

Weighted average Shares of Class A Stock and
  Common Stock outstanding for basic EPS                       39.2        37.3        39.1        36.0
Dilutive effect of Common Stock issued
  pursuant to employee stock plans                              0.8         1.7         1.2         1.5
Dilutive effect of Debentures                                     -         1.3           -         2.4
-------------------------------------------------------------------------------------------------------

Adjusted weighted average Shares of Class A
  Stock and Common Stock outstanding
   for diluted EPS                                             40.0        40.3        40.3        39.9
=======================================================================================================

EARNINGS (LOSS) PER SHARE OF CLASS A STOCK
AND COMMON STOCK:

Earnings (loss) before cumulative effect of
 accounting change:
  Basic                                                  $    (0.01) $     0.32  $     0.76  $     1.30
  Diluted                                                $    (0.01) $     0.31  $     0.74  $     1.22

Cumulative effect of accounting change
 (net of income taxes):
  Basic                                                           -           -           -  $    (0.15)
  Diluted                                                         -           -           -  $    (0.13)

Net income (loss):
  Basic                                                  $    (0.01) $     0.32  $     0.76  $     1.15
  Diluted                                                $    (0.01) $     0.31  $     0.74  $     1.09
=======================================================================================================

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

8.   GOODWILL AND OTHER INTANGIBLES

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective as of June 1, 2001. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. In the third quarter of fiscal 2003, the Company completed the required transitional and annual impairment reviews of goodwill. These reviews required the Company to estimate the fair value of its identified reporting units. For each of the reporting units, the estimated fair value was determined utilizing the expected present value of the projected future cash flows of the units. In all instances, the estimated fair value of the reporting units exceeded their book values and therefore no write-down of goodwill was required.

The following table summarizes the activity in Goodwill for the periods indicated:

                                                      NINE MONTHS ENDED       TWELVE MONTHS     NINE MONTHS ENDED
                                                      FEBRUARY 28, 2003    ENDED MAY 31, 2002   FEBRUARY 28, 2002
-----------------------------------------------------------------------------------------------------------------
Beginning balance                                         $    256.2          $    221.9           $    221.9
Additions due to acquisitions                                      -                35.4                 13.1
Initial investment in joint venture                             (9.3)                  -                    -
Other adjustments                                                1.7                (1.1)                 0.3
-----------------------------------------------------------------------------------------------------------------
TOTAL                                                     $    248.6          $    256.2           $    235.3
=================================================================================================================

The following table summarizes Other intangibles subject to amortization at the dates indicated:

                                                      FEBRUARY 28, 2003      MAY 31, 2002      FEBRUARY 28, 2002
----------------------------------------------------------------------------------------------------------------
Customer lists                                            $      2.8          $      2.8          $      2.2
Accumulated amortization                                        (2.4)               (2.2)               (1.8)
----------------------------------------------------------------------------------------------------------------
Net customer lists                                               0.4                 0.6                 0.4

Other intangibles                                                3.9                 3.9                 3.9
Accumulated amortization                                        (2.2)               (2.1)               (2.1)
----------------------------------------------------------------------------------------------------------------
Net other intangibles                                            1.7                 1.8                 1.8
----------------------------------------------------------------------------------------------------------------
TOTAL                                                     $      2.1          $      2.4          $      2.2
================================================================================================================

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

                                                       FEBRUARY 28, 2003     MAY 31, 2002      FEBRUARY 28, 2002
----------------------------------------------------------------------------------------------------------------
Net carrying value by major class:
   Titles                                                 $     31.0          $     31.0          $     31.0
   Licenses                                                     17.2                17.2                17.2
   Major sets                                                   11.4                11.4                11.4
   Trademarks and Other                                         12.6                 1.8                 1.8
----------------------------------------------------------------------------------------------------------------
TOTAL                                                     $     72.2          $     61.4          $     61.4
================================================================================================================

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

Amortization expense for Other intangibles subject to amortization totaled $0.1 and $0.3 for the three and nine months ended February 28, 2003, respectively, and $0.2 and $0.6 for the three and nine months ended February 28, 2002, respectively. Amortization expense for the twelve months ended May 31, 2002 totaled $1.0. Amortization expense for these assets is currently estimated to total $0.5 for the fiscal year ending May 31, 2003, $0.3 for each of the fiscal years ending May 31, 2004 through 2006, and $0.2 for the fiscal year ending May 31, 2007. The weighted average amortization periods for these assets by major asset class are 3 years and 14 years for customer lists and other intangibles, respectively.

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

10.  LITIGATION AND RELATED CHARGES

On September 23, 2002, the Company announced that it had agreed in principle to settle a class action lawsuit initiated in 1997, captioned IN RE SCHOLASTIC CORPORATION SECURITIES LITIGATION, 97 Civ. 2447 (JFK). The settlement agreement resulted in a pre-tax charge of $1.9 in the quarter ended August 31, 2002, which represents the portion of the total settlement amount of $7.5 that is not being paid by the insurance carrier.

11.  SALE OF INVESTMENT

On December 30, 2002, the Company sold a portion of its approximately 3% investment in the French publishing company, Editions Gallimard ("Gallimard"), for $5.2, resulting in a pre-tax gain of $2.9. The impact of this gain on earnings per diluted share was $0.05 for the quarter and nine months ended February 28, 2003. The Company originally acquired its interest in Gallimard in October 1996 for $3.4. Subsequent to the December 30, 2002 sale, the Company retained an approximately 1% indirect ownership interest in Gallimard.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

12.  ACQUISITION OF GOOSEBUMPS RIGHTS

On January 17, 2003, the Company announced that it had acquired all worldwide rights to the Goosebumps(TM) property from Parachute Press, Inc. and that all outstanding disputes between the parties had been settled. Under the agreement, the Company paid $9.7 to acquire the Goosebumps trademark and all rights to publish existing and future Goosebumps books and to develop and exploit the property on a worldwide basis in all media on a royalty-free basis.

13.  SUBSEQUENT EVENT

On April 4, 2003, Scholastic Corporation issued $175.0 of 5% Notes (the "5% Notes"), in a private offering. The 5% Notes are senior, unsecured obligations of the Company and mature on April 15, 2013. Interest on the 5% Notes is payable on April 15 and October 15 of each year, beginning October 15, 2003. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of the redemption. Net proceeds from the sale, after deducting discounts, commissions and estimated expenses, were used to retire all outstanding indebtedness under the Grolier Facility; and to reduce indebtedness outstanding under the Loan Agreement and Revolver.

SCHOLASTIC CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

RESULTS OF OPERATIONS - CONSOLIDATED

Revenues for the quarter ended February 28, 2003 were up slightly at $433.7 million as compared with revenues of $432.7 million in the third quarter of the prior fiscal year. Increased revenues in the EDUCATIONAL PUBLISHING segment of $3.2 million were partially offset by decreases in the MEDIA, LICENSING AND ADVERTISING segment of $2.1 million. In the current year quarter, businesses acquired in fiscal 2002 contributed approximately $13 million of incremental revenues to the Company. For the nine months ended February 28, 2003, revenues increased $24.9 million, or 1.8%, to $1,400.9 million compared to $1,376.0 million in the prior year period, primarily due to increases in the INTERNATIONAL segment of $15.5 million and the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment of $10.7 million. Businesses acquired in fiscal 2002 contributed approximately $50 million of additional revenues to the Company for the nine months ended February 28, 2003.

Cost of goods sold as a percentage of revenues improved to 45.7% from 46.1% for both the quarter and nine months ended February 28, 2003 as compared to the prior year quarter and nine months. The quarter and nine-month improvements were primarily due to favorable vendor pricing as a result of the Company's cost savings initiative of approximately 1%, partially offset by unfavorable changes to the sales mix.

Selling, general and administrative expenses as a percentage of revenues increased to 46.8% for the quarter ended February 28, 2003 from 42.9% in the prior year quarter. The 3.9% increase was primarily due to approximately 1% increases (as a percentage of revenue) in each of health care and other employee benefit costs; marketing and promotional costs (principally reflective of decreased trade revenues); and systems and facilities costs. For the nine months ended February 28, 2003, selling, general and administrative expenses as a percentage of revenues increased to 43.3% from 41.2% in the prior fiscal year. The 2.1% increase was primarily due to higher health care and other employee benefit costs of approximately 1% of revenues, and higher systems and facilities costs of approximately 1% of revenues.

Bad debt expense increased to $16.9 million, or 3.9% of revenues, for the quarter ended February 28, 2003, compared to $11.0 million, or 2.5% of revenues, in the prior year quarter. The increase of 1.4% of revenues in the quarter was due to the impact of a $6.1 million benefit in the prior year quarter, resulting from a refinement of the calculation of the bad debt requirement for the Company's direct-to-home continuity business to reflect better than previously anticipated payment performance. For the nine months ended February 28, 2003, bad debt expense totaled $53.6 million, compared to $51.6 million in the prior year period. As a percentage of revenues, bad debt expense was 3.8% for the current and prior nine-month periods.

Depreciation and amortization for the quarter ended February 28, 2003 increased to $11.6 million from $9.7 million in the prior year quarter. For the nine months ended February 28, 2003, depreciation and amortization increased to $32.9 million from $26.0 million in the prior year period. These increases were primarily due to incremental depreciation of $1.3 million for the quarter and $5.0 million for the nine months ended February 28, 2003 related to the completion of capital projects, including information technology projects and expansion of facilities.

SCHOLASTIC CORPORATION
ITEM 2. MD&A

The nine-month period ended February 28, 2003 included a $1.9 million pre-tax charge recorded in the first quarter, reflected in Litigation and related charges, due to the settlement of a securities lawsuit initiated in 1997. The after-tax impact on earnings per diluted share of this charge was $0.03 for the nine months ended February 28, 2003. (See Note 10 in the Notes to Condensed Consolidated Financial Statements.)

Operating income for the quarter ended February 28, 2003 declined to $3.9 million, or 0.9% of revenues, compared to $26.6 million, or 6.1% of revenues, in the year ago period. The lower operating profit was primarily due to a change in revenue mix, as a decrease in higher margin trade revenues was offset by increased lower margin revenues, and the prior year's $6.1 million benefit related to the refinement of bad debt requirements described above. For the nine months ended February 28, 2003, operating income decreased to $65.2 million, or 4.7% of revenues, from $97.2 million, or 7.1% of revenues, in the prior fiscal year.

In the third quarter of the current fiscal year, the Company recorded a gain of $2.9 million from a sale of a portion of its approximately 3% interest in the French publishing company, Editions Gallimard ("Gallimard"). The after-tax impact on earnings per diluted share of this gain was $0.05 for the quarter and nine months ended February 28, 2003. The Company retains an approximately 1% indirect ownership interest in Gallimard. (See Note 11 in the Notes to Condensed Consolidated Financial Statements.)

Net interest expense decreased to $7.5 million in the quarter ended February 28, 2003, compared to $7.9 million in the prior year period, primarily due to the benefit of the January 2002 conversion of the 5.0% Convertible Subordinated Debentures (the "Debentures"). For the nine months ended February 28, 2003, net interest expense decreased $1.0 million to $23.3 million from $24.3 million in the year ago period. The nine-month decrease was primarily due to the $3.4 million benefit resulting from the conversion of the Debentures, partially offset by interest expense capitalized on construction projects in the prior year of $1.8 million.

The Company's effective tax rate was 33.2% for the nine-month period ended February 28, 2003, as compared to an effective tax rate of 36.0% for the prior fiscal year period. The decrease in the effective tax rate as compared to the year ago period was due to the recognition of net deferred tax assets in certain of the Company's international operations.

In the first quarter of the prior fiscal year, the Company adopted Statement of Position No. 00-2 ("SOP 00-2"), "Accounting by Producers and Distributors of Films." As a result, the Company recorded an after-tax charge of $5.2 million, or $0.13 per diluted share, for the nine months ending February 28, 2002, which was reflected as a Cumulative effect of accounting change. (See Note 9 in the Notes to Condensed Consolidated Financial Statements.)

Net loss for the quarter ended February 28, 2003 was $0.5 million, or $0.01 per diluted share, compared to net income of $11.9 million, or $0.31 per diluted share, in the prior year quarter. For the nine months ended February 28, 2003, net income was $29.9 million, or $0.74 per diluted share, compared to $41.5 million, or $1.09 per diluted share, in the year ago period.

SCHOLASTIC CORPORATION
ITEM 2. MD&A

RESULTS OF OPERATIONS - SEGMENTS

CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION
The Company's CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment includes the publication and distribution of children's books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.

(IN MILLIONS)                              THREE MONTHS ENDED                         NINE MONTHS ENDED
----------------------------------------------------------------------------------------------------------------
FEBRUARY 28,                           2003                  2002                 2003                 2002
----------------------------------------------------------------------------------------------------------------
Revenue                             $ 269.2               $ 269.0               $ 847.6              $ 836.9
Operating profit                       27.2                  42.6                  98.6                116.5
----------------------------------------------------------------------------------------------------------------
OPERATING MARGIN                       10.1%                 15.8%                 11.6%                13.9%

Revenues in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment for the quarter ended February 28, 2003 increased slightly to $269.2 million compared to $269.0 million in the prior fiscal year quarter. Within the segment, continuity program revenues increased by $10.3 million and school-based book fair revenues increased by $4.7 million, offset by decreases in trade revenues of $10.8 million and school-based book club revenues of $4.2 million. Continuity revenues increased by $6.7 million from the school-based continuity business primarily related to increased enrollments during prior quarters, and $3.6 million from the direct-to-home continuity business (see table below), largely due to the April 2002 acquisition of Baby's First Book Club. The higher school-based book fairs revenue was primarily due to an increased number of fairs. The $10.8 million decrease in trade revenues for the quarter was due to a decrease in sales of HARRY POTTER backlist titles of approximately $14 million, as well as a decrease in sales of other trade titles of approximately $4 million reflecting the impact of a weak holiday season for booksellers. In the prior fiscal year quarter, sales of HARRY POTTER books benefited from the release of the first HARRY POTTER movie in November 2001. These declines were partially offset by $7.6 million of revenues from Klutz, which was acquired in April 2002. The $4.2 million revenue decrease in school-based book clubs was primarily due to weakness in some of the Company's core offerings in January. Excluding the direct-to-home continuity business, segment revenues for the quarter decreased by $3.4 million to $218.4 million compared to the prior year quarter.

The Company and certain of its trade customers have agreed to a program (offered to all its retail accounts) to support retail sales of HARRY POTTER during the Company's third and fourth quarters, that provides for an additional discount equal to 3% of list price for HARRY POTTER titles on hand as of December 31, 2002 that remain in stock as of May 2003. Participating trade accounts are also entitled to defer payment for HARRY POTTER titles purchased between September 1, 2002 and December 31, 2002 until May 2003.

Businesses acquired in fiscal 2002 contributed revenues of approximately $11 million to this segment for the quarter ended February 28, 2003.

SCHOLASTIC CORPORATION
ITEM 2. MD&A

Segment operating profit for the quarter decreased $15.4 million to $27.2 million from $42.6 million in the prior year quarter, primarily due to the decrease in higher margin HARRY POTTER and other trade revenues, which was partially offset by an increase in lower margin revenues from acquired businesses, and a decrease in third quarter operating profit for the direct-to-home continuity business from the prior year quarter of $4.3 million to $6.4 million, due to the prior year's $6.1 million benefit related to the Company's refinement of the bad debt reserve to reflect better than anticipated credit performance. These decreases were partially offset by a reduction in cost of goods sold of $2.2 million. Excluding the direct-to-home continuity business, the operating profit for the quarter decreased to $20.8 million from $31.9 million in the prior year period.

Segment revenues for the nine months ended February 28, 2003 increased to $847.6 million compared to $836.9 million in the prior fiscal year period. Segment revenues, compared to the prior year period, benefited from a $15.1 million increase in school-based book fairs related to an increased number of fairs combined with a $7.8 million revenue increase in the continuity businesses, reflecting growth in school-based continuities. These revenue increases were offset by a decline of $8.5 million in school-based book clubs. Revenues also decreased in trade by $4.2 million primarily due to a decrease in sales of HARRY POTTER backlist titles of approximately $33 million, partially offset by $28.8 million of revenues from the April 2002 Klutz acquisition. For the nine months ended February 28, 2003, segment revenues excluding the direct-to-home continuity business increased $14.2 million over the prior year period to $693.5 million.

Segment operating profit decreased $17.9 million to $98.6 million for the nine months ended February 28, 2003 compared to the prior year period. This decrease was related primarily to trade results. A $6.7 million decrease compared to the prior year period in direct-to-home continuities profits was partially offset by the operating profit increase of $2.6 million in school-based continuities. Excluding the direct-to-home continuity business, operating profit for the year-to-date period decreased $11.2 million to $84.3 million.

The following table highlights the results of the direct-to-home continuity business formerly operated by Grolier, which is included in the CHILDREN'S BOOK PUBLISHING AND DISTRIBUTION segment.

       (IN MILLIONS)                        THREE MONTHS ENDED                        NINE MONTHS ENDED
       ---------------------------------------------------------------------------------------------------------
       FEBRUARY 28,                       2003               2002                 2003                 2002
       ---------------------------------------------------------------------------------------------------------
       Revenue                          $ 50.8             $ 47.2               $ 154.1              $ 157.6
       Operating profit                    6.4               10.7                  14.3                 21.0
       ---------------------------------------------------------------------------------------------------------
       OPERATING MARGIN                   12.6%              22.7%                  9.3%                13.3%

EDUCATIONAL PUBLISHING
The Company's EDUCATIONAL PUBLISHING segment includes the publication and distribution to schools and libraries of curriculum materials, classroom magazines and print and on-line reference and non-fiction products for kindergarten through grade 12 in the United States.

(IN MILLIONS)                              THREE MONTHS ENDED                         NINE MONTHS ENDED
----------------------------------------------------------------------------------------------------------------
FEBRUARY 28,                           2003                  2002                 2003                 2002
----------------------------------------------------------------------------------------------------------------
Revenue                              $ 64.3                $ 61.1               $ 228.9              $ 226.9
Operating profit (loss)                (0.8)                 (1.8)                 28.0                 25.1
----------------------------------------------------------------------------------------------------------------
OPERATING MARGIN                           *                     *                 12.2%                11.1%

* - NOT MEANINGFUL

Revenues in the EDUCATIONAL PUBLISHING segment for the quarter ended February 28, 2003 increased by $3.2 million, or 5.2%, to $64.3 million, compared to $61.1 million in the prior fiscal year quarter. This $3.2 million increase in revenues was primarily due to growth of the READ 180(R) reading intervention program. For the nine-month period ended February 28, 2003, revenues increased $2.0 million to $228.9 million compared to $226.9 million in the prior fiscal year period. The $2.0 million increase was due to increased revenues of $16.1 million from READ 180, partially offset by a decrease in SCHOLASTIC LITERACY PLACE(R) revenues of $12.5 million and decreased revenues from supplemental curriculum products of $1.9 million.

SCHOLASTIC CORPORATION
ITEM 2. MD&A

Third quarter operating loss for this segment improved by $1.0 million over the prior fiscal year quarter, primarily due to higher gross margins of $3.6 million, reflecting a more favorable product mix, partially offset by increased general and administrative expenses of $2.1 million. Operating profit for this segment for the nine months ended February 28, 2003 improved by $2.9 million over the prior year, due to higher gross margins of $8.8 million primarily from the sale of more profitable products, partially offset by increased marketing, general and administrative expenses of $5.9 million, primarily due to the incremental expenses from the acquisitions of Tom Snyder Productions Inc. and Teacher's Friend Publications, Inc.

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

(IN MILLIONS)                              THREE MONTHS ENDED                         NINE MONTHS ENDED
----------------------------------------------------------------------------------------------------------------
FEBRUARY 28,                           2003                  2002                 2003                 2002
----------------------------------------------------------------------------------------------------------------
Revenue                              $ 30.1                $ 32.2                $ 94.0               $ 97.3
Operating loss                         (5.2)                 (3.3)                (15.4)               (12.1)
----------------------------------------------------------------------------------------------------------------
OPERATING MARGIN                           *                     *                     *                    *

* - NOT MEANINGFUL

MEDIA, LICENSING AND ADVERTISING revenues decreased by $2.1 million, or 6.5%, to $30.1 million for the quarter ended February 28, 2003, compared to the prior year quarter of $32.2 million. For the current year nine-month period, revenues decreased by $3.3 million to $94.0 million, due to lower software revenues of $8.3 million, partially offset by higher film revenues of $3.5 million, relating to CLIFFORD(TM) programming revenue, and higher on-line Teacher Store revenues of $1.3 million.

For the quarter ended February 28, 2003, segment operating loss was $5.2 million compared to the prior year quarter loss of $3.3 million primarily due to lower licensing revenues. For the nine-month period ended February 28, 2003, the operating loss increased by $3.3 million, primarily due to lower revenues.

INTERNATIONAL
The Company's INTERNATIONAL segment includes the publication and distribution of products and services outside the United States by the Company's international operations, and its export and foreign rights businesses.

(IN MILLIONS)                              THREE MONTHS ENDED                         NINE MONTHS ENDED
----------------------------------------------------------------------------------------------------------------
FEBRUARY 28,                           2003                  2002                 2003                 2002
----------------------------------------------------------------------------------------------------------------
Revenue                              $ 70.1                $ 70.4               $ 230.4              $ 214.9
Operating profit                        0.8                   3.9                  12.1                 11.1
----------------------------------------------------------------------------------------------------------------
OPERATING MARGIN                        1.1%                  5.5%                  5.3%                 5.2%

SCHOLASTIC CORPORATION
ITEM 2. MD&A

INTERNATIONAL revenues decreased modestly to $70.1 million for the quarter ended February 28, 2003 from $70.4 million in the prior fiscal year quarter. Lower reveues of $4.6 million, including the planned phase-out of certain unprofitable businesses, were largely offset by the favorable impact of foreign currency exchange rates of approximately $4.3 million. Revenues for the nine months ended February 28, 2003 increased by $15.5 million, or 7.2%, to $230.4 million, primarily due to a favorable foreign exchange impact of approximately $10 million.

For the quarter ended February 28, 2003, operating profit decreased to $0.8 million from $3.9 million in the year ago quarter. Operating profit for the nine months ended February 28, 2003 increased by $1.0 million, or 9.0%, to $12.1 million from $11.1 million in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $2.9 million during the nine-month period ended February 28, 2003, compared to a decrease of $1.2 million during the comparable period in the prior year.

Cash flow provided from operations was $31.4 million for the nine-month period ended February 28, 2003, resulting from net income, adjusted for non-cash items, of $123.6 million, offset by net working capital increases of $92.2 million, which included the impact of $7.5 million in payments related to the settlement of certain litigation.

SCHOLASTIC CORPORATION
ITEM 2. MD&A

Cash outflow for investing activities was $160.9 million for the nine-month period ended February 28, 2003. The spending principally consisted of capital expenditures, prepublication costs, royalty advances, an investment in The Book People Group, Ltd., a direct marketer of books in the United Kingdom, and acquisition related payments. Capital expenditures totaled $62.9 million for the nine-month period ended February 28, 2003, an increase of $16.4 million over the same period in fiscal 2002, largely as a result of the acquisition of a warehouse facility and equipment in Maumelle, Arkansas in June 2002. Prepublication expenditures totaled $34.3 million in the nine months ended February 28, 2003, as compared to $39.4 million over the same period in fiscal 2002. Royalty advances were $25.0 million and $23.7 million for the nine-month periods ended February 28, 2003 and February 28, 2002, respectively. Investment expenditures totaled $23.3 million primarily due to the Company's 15% equity investment in The Book People Group, Ltd. in June 2002 of 12.0 million GBP (equivalent to $17.9 million as of the date of the transaction), and a related credit facility of 3.0 million GBP, which was fully drawn down at February 28, 2003 (equivalent to $4.9 million). Acquisition related payments of $9.7 million in the current nine-month period relate to the purchase of worldwide rights to the Goosebumps(TM) property.

As more fully described in "Financing" below, on April 4, 2003, the Company issued $175.0 million of 5% Notes due 2013 (the "5% Notes"). Net proceeds of $171.2 million were used to retire all outstanding indebtedness of $36.0 million under the Grolier Facility, and to cancel that facility; and to reduce $135 million of indebtedness outstanding under the Loan Agreement and Revolver. The Company expects to repay $125.0 million of 7% Notes, due 2003, in December 2003, principally using available borrowings under the Loan Agreement and Revolver, made possible by the issuance of the 5% Notes. Consequently, the Company expects to have increased cash and increased debt levels at May 31, 2003.

The Company believes its existing cash position, combined with funds generated from operations and available under the Loan Agreement and the Revolver, will be sufficient to finance its ongoing working capital requirements. The Company anticipates refinancing its debt obligations prior to their respective maturity dates, to the extent not paid through free cash flow.

FINANCING

On April 4, 2003, Scholastic Corporation issued in a private offering the 5% Notes, which are senior, unsecured obligations of the Company and mature on April 15, 2013. Interest on the 5% Notes is payable on April 15 and October 15 of each year, beginning October 15, 2003. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of the redemption.
For a description of the use of proceeds from the sale of the 5% Notes, see "Liquidity and Capital Resources."

SCHOLASTIC CORPORATION
ITEM 2. MD&A

On June 22, 2000, Scholastic Inc. established a credit facility to finance $350.0 million of the $400.0 million Grolier purchase price (the "Grolier Facility"). The net proceeds from the issuance of the 5.75% Notes in January 2002 were used to repay a majority of the Grolier Facility (see "5.75% Notes" below), and a portion of the proceeds from the sale of the 5% Notes in April 2003 was used to repay all outstanding amounts under this facility, which was then cancelled. Prior to its cancellation, borrowings under the Grolier Facility bore interest at the prime rate or 0.39% to 1.10% over LIBOR (as defined). The Grolier Facility also provided for a facility fee ranging from 0.085% to 0.25%, based upon the Company's credit rating. As of February 28, 2003, the interest rate and facility fee were 0.650% over LIBOR and 0.150%, respectively. At February 28, 2003 and 2002, $30.0 million and $50.0 million, respectively, were outstanding under the Grolier Facility at a weighted average interest rate of 2.0% and 2.5%, respectively. At May 31, 2002, $50.0 million was outstanding under the Grolier Facility at a weighted average interest rate of 2.4%.

On January 23, 2002, Scholastic Corporation issued $300.0 million of 5.75% Notes due 2007 (the "5.75% Notes"). The 5.75% Notes are unsecured and unsubordinated obligations of the Company and mature on January 15, 2007. Interest on the 5.75% Notes is payable semi-annually on July 15 and January 15 of each year. The Company may, at any time, redeem all or a portion of the 5.75% Notes at a redemption price (plus accrued interest to the date of redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption.

On February 5, 2002, Scholastic Corporation entered into an interest rate swap agreement, designated as a fair value hedge as defined under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," whereby the Company receives a fixed interest rate payment based on a notional amount totaling $100.0 million and pays a variable interest rate to the counterparty, which is reset semi-annually based on six-month LIBOR (as defined). This agreement was entered into to exchange the fixed interest rate payments on a portion of the 5.75% Notes for variable interest rate payments. Under SFAS No. 133, changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. As such, there was no ineffective portion to the hedge recognized in earnings during the nine months ended February 28, 2003.

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an amended and restated loan agreement with certain banks, effective August 11, 1999 and amended June 22, 2000 (the "Loan Agreement"). The Loan Agreement, which expires on August 11, 2004, provides for aggregate borrowings of up to $170.0 million (with a right in certain circumstances to increase borrowings to $200.0 million), including the issuance of up to $10.0 million in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company's credit rating. The interest rate, facility fee and utilization fee (when applicable) as of February 28, 2003 were 0.475% over LIBOR, 0.150% and 0.075%, respectively. The Loan Agreement contains certain financial covenants

SCHOLASTIC CORPORATION
ITEM 2. MD&A

related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At February 28, 2003 and 2002, $156.0 million and $40.0 million, respectively, were outstanding under the Loan Agreement at a weighted average interest rate of 1.9% and 2.3%, respectively. At May 31, 2002, $50.0 million was outstanding under the Loan Agreement at a weighted average interest rate of 2.7%.

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under a Revolving Loan Agreement with a bank, effective November 10, 1999 and amended June 22, 2000 (the "Revolver"). The Revolver provides for unsecured revolving credit of up to $40.0 million and expires on August 11, 2004. Interest under this facility is at the prime rate minus 1% or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company's credit rating. The interest rate and facility fee as of February 28, 2003 were 0.475% over LIBOR and 0.150%, respectively. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At February 28, 2003 and 2002, $30.9 million and $6.3 million, respectively, were outstanding under the Revolver at a weighted average interest rate of 2.3% and 3.9%, respectively. At May 31, 2002, there were no borrowings outstanding under the Revolver.

On December 23, 1996, Scholastic Corporation issued $125.0 million of 7% Notes due 2003 (the "7% Notes"). The 7% Notes are unsecured and unsubordinated obligations of the Company and will mature on December 15, 2003. The 7% Notes are not redeemable prior to maturity. Interest on the 7% Notes is payable semi-annually on December 15 and June 15 of each year.

On January 11, 2002, pursuant to the exercise of Scholastic Corporation's optional redemption rights, $109.8 million of Debentures were converted at the option of the holders into 2.9 million shares of Common Stock and $0.2 million were redeemed for cash.

In addition, unsecured lines of credit available in local currencies to the Company's international subsidiaries were equivalent to $54.9 million at February 28, 2003. These lines are used primarily to fund local working capital needs. At February 28, 2003, borrowings equivalent to $30.1 million were outstanding under these lines of credit at a weighted average interest rate of 5.3%.

FORWARD LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements. These forward-looking statements are subject to various risks and uncertainties, including the conditions of the children's book and instructional materials markets and acceptance of the Company's products within those markets, geopolitical events and other risks and factors identified in this Report, in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2002, and from time to time in the Company's other filings with the Securities and Exchange Commission. Actual results could differ materially from those currently anticipated.

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

Market risks relating to the Company's operations result primarily from changes in interest rates, which are managed by balancing the mix of variable- versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, are used to manage interest rate exposures. Approximately 51% of the Company's debt at February 28, 2003 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 40% at May 31, 2002, with the increase due to seasonal borrowings. The Company is subject to the risk that market interest rates will increase and thereby increase the interest rates currently being charged under the variable-rate debt.

Additional information relating to the Company's outstanding financial instruments is included in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth information about the Company's debt and other interest rate sensitive instruments as of February 28, 2003 (see also Note 5 in the Notes to Condensed Consolidated Financial Statements):

($ amounts in millions)                                             FISCAL YEAR MATURITY
--------------------------------------------------------------------------------------------------------------
                                                 2003       2004       2005       2006       2007       Total
--------------------------------------------------------------------------------------------------------------
DEBT OBLIGATIONS
   Lines of credit                             $   30.1   $      -   $      -   $      -   $      -   $   30.1
   Average interest rate                           5.34%

   Long-term debt including current portion:
         Fixed rate debt                       $      -   $  125.0   $      -   $      -   $  300.3   $  425.3
         Average interest rate                                7.00%                            5.75%

         Variable rate debt                    $    0.1   $   30.1   $  186.9   $      -   $      -   $  217.1
         Average interest rate                     4.75%      1.99%      1.94%
--------------------------------------------------------------------------------------------------------------
INTEREST RATE DERIVATIVE FINANCIAL
    INSTRUMENTS RELATED TO DEBT
Interest rate swaps:
    Notional amount                            $      -   $      -   $      -   $      -   $  100.0   $  100.0
    Average variable pay rate                                                                  2.17%
    Average fixed receive rate                                                                 5.75%
--------------------------------------------------------------------------------------------------------------

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

                           PART II - OTHER INFORMATION

SCHOLASTIC CORPORATION
ITEM 1. LEGAL PROCEEDINGS

For information concerning the settlement of a previously reported action entitled IN RE SCHOLASTIC CORPORATION SECURITIES LITIGATION, see "Part II - Other Information - Item 1. Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the period ended August 31, 2002. The settlement referenced therein was approved by the court in April 2003.

On January 14, 2003, Scholastic Inc. acquired all worldwide rights to the Goosebumps property, including trademark, copyright, publication and media rights, for an aggregate of $9.65 million in cash from Parachute Press, Inc. and affiliated entities. For information concerning the agreement to dismiss previously disclosed lawsuits captioned SCHOLASTIC INC. AND SCHOLASTIC ENTERTAINMENT INC. V. PARACHUTE PRESS, INC., PARACHUTE PUBLISHING, LLC, PARACHUTE CONSUMER PRODUCTS, LLC, AND R.L. STINE (Index No. 99/600512); PARACHUTE PRESS, INC. V. SCHOLASTIC INC., SCHOLASTIC PRODUCTIONS, INC. AND SCHOLASTIC ENTERTAINMENT INC. (Index No. 99/600507); and PARACHUTE PRESS, INC. V. SCHOLASTIC INC., SCHOLASTIC PRODUCTIONS, INC. AND SCHOLASTIC ENTERTAINMENT INC., 97 Civ. 8510 (JFK), see "Part II - Other Information -
Item 1. Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the period ended November 30, 2002.

SCHOLASTIC CORPORATION
ITEM 5. OTHER INFORMATION

PRE-APPROVAL OF NON-AUDIT SERVICES

In accordance with Section 10A(i) of the Exchange Act, the Audit Committee of the Board of Directors of the Company has pre-approved the provision of certain tax advice to the Company by its independent auditors, Ernst & Young, LLP, as permitted by Section 10A.

INVESTOR RELATIONS

The Company posts on its Web site,
www.scholastic.com/aboutscholastic/investor/index.htm, the date of its upcoming financial press releases and telephone investor calls at least five days prior to dissemination. The Company's investor calls are open to the public and remain available to the public through the Company's Web site for at least five days thereafter.

SCHOLASTIC CORPORATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     99.1 Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

          A Current Report on Form 8-K was filed with the SEC on April 3, 2003 reporting under Item 5 (Other Events) a press release announcing the sale of the 5% Notes.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SCHOLASTIC CORPORATION
                                                (Registrant)



Date: April 11, 2003                            /s/ Richard Robinson
                                                ------------------------------
                                                Richard Robinson
                                                CHAIRMAN OF THE BOARD,
                                                PRESIDENT, AND CHIEF
                                                EXECUTIVE OFFICER



Date: April 11, 2003                            /s/ Kevin J. McEnery
                                                ------------------------------
                                                Kevin J. McEnery
                                                EXECUTIVE VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER

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

Date: April 11, 2003                     /s/ Richard Robinson
                                         -----------------------------------
                                         Richard Robinson
                                         CHAIRMAN OF THE BOARD,
                                         PRESIDENT, AND CHIEF EXECUTIVE OFFICER

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

Date: April 11, 2003                     /s/ Kevin J. McEnery
                                         -----------------------------------
                                         Kevin J. McEnery
                                         EXECUTIVE VICE PRESIDENT AND
                                         CHIEF FINANCIAL OFFICER

SCHOLASTIC CORPORATION
CURRENT REPORT ON FORM 10-Q, DATED FEBRUARY 28, 2003
EXHIBITS INDEX

 EXHIBIT
  NUMBER       DESCRIPTION OF DOCUMENT
 -------       -----------------------
  99.1         Certifications of the Chief Executive Officer and Chief
               Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.