Form 10-K
period 2003-05-31
SCHOLASTIC CORP
filed 2003-08-18
CIK 866729

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2003 | Commission File No. 000-19860

Scholastic Corporation

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3385513 (IRS Employer Identification No.)

557 Broadway, New York, New York (Address of principal executive offices)	10012 (Zip Code)

Registrant’s telephone number, including area code (212) 343-6100
Securities Registered Pursuant to Section 12(b) of the Act:
NONE
Securities Registered Pursuant to Section 12(g) of the Act:

Title of class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No _

The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of August 1, 2003, was approximately $877,689,000. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant’s voting stock as of August 1, 2003 was as follows: 37,609,332 shares of Common Stock and 1,656,200 shares of Class A Stock.

Documents Incorporated By Reference

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 23, 2003.

Part I

Item 1 | Business

Overview

Scholastic Corporation (together with its subsidiaries, “Scholastic” or the “Company”) is a global children’s publishing and media company. The Company believes that it is the world’s largest publisher and distributor of children’s books. Scholastic creates quality educational and entertaining materials and products for use in school and at home, including children’s books, textbooks, magazines, technology-based products, teacher materials, television programming, film, videos and toys. The Company distributes its products and services through a variety of channels, including school-based book clubs, school-based book fairs, school-based and direct-to-home continuity programs, retail stores, schools, libraries and television networks. The Company’s Website, Scholastic.com, is a leading site for teachers, classrooms and parents, and an award-winning destination for children. With the June 2000 acquisition of Grolier Incorporated (“Grolier”), the Company became the leading operator in the United States of direct-to-home book clubs primarily serving children age five and under, and the leading print and on-line publisher of children’s reference and non-fiction products sold primarily to United States school libraries. Internationally, Scholastic has long-established operations in Canada, the United Kingdom, Australia and New Zealand, and newer operations in Argentina, Hong Kong, India, Ireland and Mexico. The Grolier acquisition expanded the Company’s international operations in Canada, the United Kingdom, Australia and Southeast Asia.

During its 83 years of operation, Scholastic has emphasized quality products and a dedication to learning. Scholastic Corporation was incorporated under the laws of Delaware in 1986 and, through predecessor entities, has been in business since 1920. Grolier, through its predecessor entities, has been in business since 1895.

Operating Segments

The Company categorizes its businesses into four operating segments: Children’s Book Publishing and Distribution; Educational Publishing; Media, Licensing and Advertising (which collectively represent the Company’s domestic operations); and International. This classification reflects the nature of products and services consistent with the method by which the Company’s chief operating decision-maker assesses operating performance and allocates resources. During the three-year period ended May 31, 2003, Scholastic’s revenues have grown at an average annual compounded rate of 11.8%, including the Grolier acquisition, and 4.7%, excluding the Grolier acquisition. The following table sets forth revenues by operating segment for the three fiscal years ended May 31:

(Amounts in millions)

	2003	2002	2001

Children’s Book Publishing and Distribution	$ 1,189.9	$ 1,168.6	$ 1,221.9
Educational Publishing	325.9	316.9	311.2
Media, Licensing and Advertising	123.5	129.8	132.5
International	319.0	301.7	296.7

Total	$ 1,958.3	$ 1,917.0	$ 1,962.3

Reported revenues include Grolier’s operations since June 22, 2000, the date of acquisition. Additional financial information covering the Company’s operating segments is included in Note 2 of Notes to Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Certain revenues and expenses related to the Company’s Internet activities have been reallocated to reflect the transition from a developing platform previously included in the Media, Licensing and Advertising segment to operational systems included in the Children’s Book Publishing and Distribution and Educational Publishing segments. Prior year segment results have been restated to reflect this reclassification.

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION
(60.8% of fiscal 2003 revenues)

General
The Company’s Children’s Book Publishing and Distribution segment includes the publication and distribution of children’s books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.

The Company believes it is the largest publisher and distributor of children’s books and is the largest operator of school-based book clubs and school-based book fairs in the United States. The Company is also a leading publisher of children’s books distributed through the trade channel and the leading distributor in the United States of children’s books through direct-to-home continuity programs primarily for children ages five and younger. In fiscal 2003, the Company distributed in excess of 320 million children’s books in the United States.

Scholastic offers a broad range of quality children’s literature. Many of the Company’s books have received awards for excellence in children’s literature, including the Caldecott and Newbery awards.

The Company obtains titles for sale through its distribution channels from three principal sources. The first source for titles is the Company’s publication of books written under exclusive publication agreements with authors, book packagers or other media companies. Scholastic generally owns the rights to sell these titles in all United States channels of distribution. Scholastic’s second source of titles is licenses to publish books exclusively in specified channels of distribution, including reprints of books originally published by other publishers, for which the Company acquires rights to sell in the school market, and licenses to publish books for exclusive sale in direct-to-home continuity programs. The third source of titles is the Company’s purchase of finished books from other publishers to be sold in the school market. At May 31, 2003, the Company’s active backlist (a list of titles published as new titles in prior years) included more than 6,000 titles.

School-Based Book Clubs
Scholastic founded its first school-based book club in 1948. The Company operates eleven school-based book clubs: Firefly®, serving pre-kindergarten (“pre-K”) and kindergarten (“K”) students; Seesaw®, serving students grades K to 1; Lucky®, serving students grades 2 to 3; Arrow®, serving students grades 4 to 6; TAB®, serving students grades 6 to 8; three Trumpet® clubs, serving students pre-K to grade 6; and three Troll®/Carnival® clubs, serving students K to grade 6. In addition to its regular periodic offerings, the Company creates special theme-based offers targeted to the different grade levels during the year, such as holiday offers, science offers, curriculum offers and Spanish language offers.

The Company estimates that over 80% of all elementary school teachers in the United States participate in school-based book clubs, with substantially all of these teachers using Scholastic book clubs at least once during the school year. The Company believes that teachers participate in school-based book clubs because it is their opinion that quality books at affordable prices will be of interest to families and will improve students’ reading skills. The Company also believes that teachers participate because the school-based book clubs offer easy access to a broad range of books.

The Company mails promotional materials containing order forms to teachers in the vast majority of the pre-K to grade 8 classrooms in the United States. Participation in any offer does not create an obligation to participate in any subsequent offer, nor does it preclude participation in other book clubs. Teachers who wish to participate in a school-based book club distribute the order forms to their students, who may choose from generally 75 or more selections at substantial reductions from list prices. The teacher consolidates the students’ orders and forwards them to the Company primarily by phone and mail and increasingly by the Internet, which in fiscal 2003 accounted for more than 20% of orders. The orders are then shipped to the teacher for distribution to the students. Teachers who participate in the book clubs receive bonus points for use by their school, which may be redeemed for the purchase of additional books and other items for their classrooms.

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

Book fairs are generally week-long events conducted on school premises, operated by school librarians and/or parent-teacher organizations. Book fair events provide children with access to hundreds of different titles and allow them to purchase books and other select products of their choice at the school. Although the Company provides the school with the books and book display cases, the school itself conducts the book fair. The Company believes that the primary motivation for schools sponsoring fairs is to make quality books available to their students at reasonable prices in order to stimulate interest in reading. In addition, the school retains a portion of the book fair revenues, which can then be used to purchase books, supplies and equipment for the school.

The Company operates school-based book fairs in all 50 states under the name Scholastic Book Fairs®. Books and display cases are delivered to schools from the Company’s warehouses by a fleet of leased vehicles. Sales and customer service functions are performed from regional sales offices, supported by field representatives. The Company believes that its competitive advantages in the book fair business include the strength of the relationship between its sales representatives and schools, broad geographic coverage, quality customer service and breadth of product selection. Over 90% of the schools that sponsored a Scholastic book fair in fiscal 2002 sponsored a Scholastic book fair again in fiscal 2003.

Continuity Programs
The Company operates continuity programs whereby children and their families generally place a single order and receive more than one shipment of books. Continuity programs are promoted through (i) direct-to-home offers primarily through direct mail, telemarketing and print and on-line advertisements, and (ii) offers in school-based book clubs. The Company’s direct-to-home continuity business, acquired as part of the Grolier acquisition, is the leading direct-to-home seller of children’s books primarily serving children age five and under. In fiscal 2003, the Company’s direct-to-home continuity business included Scholastic publishing properties, such as Clifford & Company™, Hello Kitty™, Magic University™ and Goosebumps™, as well as programs previously operated by Grolier, such as Disney Book Club™, Barbie™, Dr. Seuss™ Beginning Readers Program and The New Book of Knowledge EncyclopediaTM. In April 2002, the Company acquired Baby’s First Book Club®, a direct marketer through continuity programs of age-appropriate books and toys for young children. Continuity programs offered primarily through Scholastic’s school-based book clubs include Spy UniversityTM, Clifford The Big Red Dog™, Nick Jr., Thomas the Tank Engine and Scooby Doo.

Trade
Scholastic is one of the leading sellers of children’s books through bookstores and mass merchandisers in the United States. The Company maintains over 6,000 titles for trade distribution. Scholastic’s original publications include Harry Potter®, I Spy™, Clifford The Big Red Dog®, Goosebumps®, Dear America®, The Baby-sitters Club®, The Magic School Bus®, Captain Underpants® and Miss Spider® and licensed properties such as Barney®, Star Wars® and Scooby Doo®. In April 2002, the Company purchased Klutz, a publisher and creator of “books plus” products for children. The Company’s trade sales organization focuses on marketing and selling Scholastic’s publishing properties to book store accounts, mass merchandisers and specialty sales outlets.

The Company’s fiscal 2003 sales in the trade market were led by the Harry Potter books. Other Scholastic bestsellers during fiscal 2003 included books from the Clifford The Big Red Dog, I Spy, Dear America and Captain Underpants series.

EDUCATIONAL PUBLISHING
(16.6% of fiscal 2003 revenues)

General
The Company’s Educational Publishing segment includes the publication and distribution to schools and libraries of curriculum materials, classroom magazines and print and on-line reference and non-fiction products for grades pre-K to 12 in the United States.

Scholastic has been providing quality innovative educational materials to schools and libraries since it began publishing classroom magazines in the 1920’s. The Company added supplementary books and texts to its product line in the 1960’s, professional books for teachers in the 1980’s and early childhood products and core curriculum materials in the 1990’s. In 1996, the Company strengthened its Spanish language offerings through the acquisition of Lectorum Publications, Inc., the largest Spanish language book distributor to schools and libraries in the United States. Through the acquisition of Grolier in June 2000, the Company became the leading print and on-line publisher of children’s reference and non-fiction products sold primarily to school libraries in the United States. The Company markets and sells its Educational Publishing products through a combination of field representatives, direct mail and telemarketing.

Curriculum Publishing and Teaching Resources
The Company’s curriculum publishing and teaching resources operations develop and distribute instructional materials directly to schools in the United States, primarily purchased through school and district budgets. These operations include reading improvement programs, individual paperbacks and collections and professional books designed for, and generally purchased by, teachers.

The Company focuses its supplemental and core publishing efforts on reading improvement materials. Scholastic’s reading improvement programs are led by Read 180®, a reading intervention program for students in grades 4 to 12 reading at least two years below grade level, and other technology-based products such as Wiggleworks®, which assists in teaching reading to students, and Scholastic Reading Counts!™, which encourages reading through a school-managed incentive program. Other reading improvement products include Scholastic Read XL®, a program for students in grades 6 to 8, which provides high-interest and increasingly demanding text to assist students reading one to three years below grade level; Building Language for Literacy™, a program of books and audio tapes to guide children through the critical pre-K to K stages of literacy development; and Scholastic Phonics Reading Program™, which is a beginning phonics instruction program for grades K to 1. In December 2001, the Company acquired the assets of Tom Snyder Productions, Inc., a leading developer and publisher of interactive educational software.

The teaching resources group publishes professional books designed for and generally purchased by teachers and distributes individual paperbacks and collections to schools and school districts. In addition, the Company provides paperbacks and collections to literacy organizations. In fiscal 2002, the Company launched an on-line Teacher Store, which provides professional books and other educational materials to schools and teachers. Scholastic.com is a leading website for teachers and classrooms, offering multimedia teaching units, lesson plans, teaching tools and on-line activities. In April 2002, the Company acquired Teacher’s Friend Publications, Inc., a leading producer and marketer of materials that teachers use to decorate their classrooms.

Classroom Magazines
Scholastic is a leading publisher of classroom magazines. Teachers in grades K to 12 use these magazines as supplementary educational materials. Publishing the Company’s classroom magazines under the Scholastic name reinforces the Company’s educational reputation with students, teachers and school administrators. The Company believes that publishing quality magazines, maintaining an extensive magazine mailing list and having a large customer base of teachers helps generate customers for its school-based book clubs and other Scholastic products. At the same time, the Company leverages its school-based book club mailings to help secure additional circulation for its classroom magazines.

The Company believes that its magazines play an important role in educating students about world events at an age appropriate level. The Company’s 34 classroom magazines supplement the school’s formal learning program by bringing subjects of current interest into the classroom. The magazines are designed to encourage students to read and also to cover diverse subjects, including English, reading, literature, math, science, current events, social studies and foreign languages. The most well known of the Company’s domestic magazines are Scholastic News® and Junior Scholastic®.

Scholastic’s classroom magazine circulation in the United States in fiscal 2003 was more than 7.5 million, with approximately two-thirds of the circulation in grades K to 6. In fiscal 2003, teachers in over 60% of the elementary schools and in over 70% of the secondary schools in the United States used the Company’s classroom magazines. The various classroom magazines are distributed either on a weekly, bi-weekly or monthly basis during the school year.

The majority of the magazines purchased are paid for with school funds, with teachers or students paying for the balance. Circulation revenue accounted for substantially all of the classroom magazine revenues in fiscal 2003.

Library Publishing
Scholastic is a leading publisher of quality children’s reference and non-fiction products, and encyclopedias sold primarily to schools and libraries in the United States. Products include Encyclopedia Americana®, The New Book of Knowledge® and Cumbre™, a Spanish language encyclopedia; and reference materials published under the Grolier® name. Grolier Online® provides subscriptions to reference databases for schools and libraries. The Company’s products also include non-fiction books published in the United States under the imprints Children’s Press® and Franklin Watts®.

MEDIA, LICENSING AND ADVERTISING
(6.3% of fiscal 2003 revenues)

General
The Company’s Media, Licensing and Advertising segment includes the production and/or distribution of software in the United States, the production and/or distribution by and through the Company’s subsidiary, Scholastic Entertainment Inc. (“SEI”), of programming and consumer products (including children’s television programming, videos, software, feature films, promotional activities and non-book merchandise), and advertising revenue, including sponsorship programs.

Production and Distribution
SEI extends the Company’s franchises by creating programming and managing global brands based on Scholastic’s publishing properties. It also creates original programming concepts and options properties from other publishers. SEI develops and produces children’s television programming, videos, software, feature films, branded web sites, brand marketing campaigns including consumer promotions and non-book consumer products. SEI’s multimedia programming generates revenues for branded merchandise and tie-in publishing worldwide. In December 2001, the Company acquired Soup2NutsTM, an award-winning producer of animated television and web programming, as part of the acquisition of the assets of Tom Snyder Productions, Inc.

SEI has built a television library of over 285 half-hour productions including: Clifford The Big Red Dog®, Scholastic’s The Magic School Bus®, I SpyTM, Goosebumps®, Animorphs®, Dear America® and The Baby-sitters Club®. These television series collectively have been licensed for broadcast in more than 80 countries. Since its launch, Clifford The Big Red Dog, an animated television series based on the Company’s best-selling books by Norman Bridwell, has been nominated for 14 Emmy awards and has become a top rated show. A total of 65 episodes have been produced to date, and the show has aired in over 60 countries. During fiscal 2003, SEI commenced production of a feature length Clifford film for Warner Home Entertainment, which is expected to be released in 2004. The Company also commenced production of 25 episodes of a new series, Clifford’s Puppy Days, for PBS Kids, which is scheduled to launch in the Fall of 2003. In fiscal 2003, SEI launched 13 episodes of I Spy on HBO Family, based on the Company’s best-selling book series, which received an Emmy award in May 2003. Thirteen additional I Spy episodes have been produced and are scheduled to begin airing in fiscal 2004.

Brand Marketing and Consumer Products
SEI creates and develops global branding campaigns for Scholastic properties. For example, the successful Clifford The Big Red Dog program on PBS Kids is part of a comprehensive brand marketing campaign including TV tie-in books, consumer products, interactive media, and promotions, supporting Clifford’s position as a leading pre-school brand. In connection with its branding campaigns, SEI has received numerous marketing and licensing awards, including a 2003 LIMA award for Clifford as “Best Character License.” In addition, SEI creates, manufactures and distributes high-quality consumer products primarily based on Scholastic’s literary properties, such as a line of upscale plush toys and wooden puzzles based on Clifford The Big Red Dog®, Scholastic’s The Magic School Bus®, The Real Mother Goose™ and Stellaluna™. The products are available through independent toy/gift stores, specialty chains, department stores, mail order catalogs and bookstores, as well as through Scholastic’s school-based book clubs, school-based book fairs and continuity programs.

Scholastic boutiques at Toys “R” Us feature Scholastic-branded learning toys. The Company also produces and markets videos in the school market through its subsidiary, Weston Woods, a producer of videos based on high quality children’s books. A consumer line of videos, branded as the Scholastic Video Collection, featuring Weston Woods content, was launched in fiscal 2003. Scholastic.com is an award-winning destination for children featuring sites with favorite characters, such as Harry Potter™, Captain Underpants™, Clifford The Big Red Dog™, I Spy™ and Animorphs™.

Consumer Software
Scholastic sells original and licensed consumer software for grades K to 8 through school-based software clubs, school-based book clubs and school-based book fairs. The Company acquires software for distribution in all of these channels through a combination of licensing, purchases of product from software publishers and internal development. Scholastic’s school-based software clubs are marketed in the same manner as its school-based book clubs. The Company’s internally developed CD-ROM titles, including the award-winning series of Clifford® and I Spy™, are also sold through trade channels.

Advertising
Certain of the Company’s magazine properties generate advertising revenues as their primary source of revenue, including Instructor™, Scholastic Administrator™, Instructor New Teacher®, Scholastic Early Childhood Today™ and Coach and Athletic Director™, which are directed to teachers and education professionals and are distributed during the academic year. Total circulation for these magazines was approximately 560,000 in fiscal 2003. Subscriptions for these magazines are solicited primarily by direct mail. Scholastic Parent and Child® magazine, which is directed at parents and distributed through schools and childcare programs, had circulation of approximately 1.2 million in fiscal 2003. These magazines carry paid advertising, advertising for Scholastic’s other products and paid advertising for clients that sponsor customized programs.

Also included in this group are: Scholastic In-School Marketing, which develops sponsored educational materials and supplementary classroom programs in partnership with corporations, government agencies and nonprofit organizations; and Quality Education Data, which develops and markets databases and provides research and analysis focused on teachers, schools and education.

INTERNATIONAL
(16.3% of fiscal 2003 revenues)

General
The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

Scholastic has long-established operations in Canada, the United Kingdom, Australia and New Zealand and newer operations in Argentina, Hong Kong, India, Ireland and Mexico. With the acquisition of Grolier, the Company expanded into the direct-to-home continuity business primarily serving children age five and under in Canada, the United Kingdom and Australia, and added the publication and distribution of reference products and services outside the United States, principally in Southeast Asia.

Scholastic’s operations in Canada, the United Kingdom, Australia and New Zealand generally mirror its United States business model. Each of these international operations has original trade and educational publishing programs, distributes children’s books, software and other materials through school-based book clubs, school-based book fairs and trade channels, distributes magazines and offers on-line services. Each of these operations has established export and foreign rights licensing programs and is a licensee of book tie-ins for major media properties. Original books published by each of these operations have received awards of excellence in children’s literature.

Canada
Scholastic Canada, founded in 1957, is a leading publisher and distributor of English and French language children’s books, is the largest school-based book club and school-based book fair operator in Canada and is one of the leading suppliers of original or licensed children’s books to the Canadian trade market. Since 1965, Scholastic Canada has produced quality Canadian-authored books and educational materials. Grolier Canada is a leading operator of direct-to-home continuity programs in Canada.

United Kingdom
Scholastic UK, founded in 1964, is the largest school-based book club and school-based book fair operator and is a leading children’s publisher in the United Kingdom, where its trade books appear frequently on children’s bestseller lists. Scholastic UK also publishes magazines for teachers and supplemental educational materials, including professional books. Grolier UK is a leading operator of direct-to-home continuity programs in the United Kingdom.

On June 24, 2002, the Company entered into a joint venture with The Book People Ltd. (together with its affiliates, “The Book People”), a direct marketer of books in the United Kingdom, to distribute books to the home under the Red House® name and through schools under the Scholastic School LinkTM name. The Company also acquired a 15% equity interest in The Book People Group, Ltd.

Australia
Scholastic Australia, founded in 1968, is the leading publisher and distributor of children’s educational materials in Australia and has the largest school-based book club and book fair operation in the country, reaching approximately 90% of the country’s primary schools.

New Zealand
Scholastic New Zealand, founded in 1964, is the largest children’s book publisher and the leading book distributor to schools in New Zealand. Through its school-based book clubs and book fairs, Scholastic New Zealand reaches approximately 90% of the country’s primary schools.

Asia
The Company’s Asia operations sell English language reference materials and local language product through a network of approximately 2,500 independent door-to-door sales representatives in India, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand. In India, the Company also operates school-based book clubs and book fairs and publishes original titles in the English and Hindi languages.

Latin America
The Company has operations in Mexico, Argentina and Puerto Rico. These businesses principally distribute, through school-based book clubs and book fairs, books and educational material published by Scholastic, as well as merchandise from other publishers. In Puerto Rico, Scholastic distributes Spanish language reference materials though a network of independent door-to-door sales representatives.

Foreign Rights and Export
The Company licenses the foreign-language rights to selected Scholastic titles to other publishing companies around the world in over 37 languages. The Company’s export business sells Scholastic books and products in regions of the world not otherwise serviced by Scholastic subsidiaries.

MANUFACTURING AND DISTRIBUTION
The Company’s books, magazines, software and other materials and products are manufactured by third parties under contracts entered into through arm’s-length negotiations or competitive bidding. As appropriate, the Company enters into multi-year agreements that guarantee specified volume in exchange for favorable pricing terms. Paper is purchased from third party sources. The Company does not anticipate any difficulty in continuing to satisfy its manufacturing and paper requirements.

In the United States, the Company processes and fulfills school-based book club, trade, curriculum publishing, reference and non-fiction products and export orders mainly from its primary warehouse and distribution facility in Jefferson City, Missouri. Magazine orders are processed at the Jefferson City facility and are shipped directly from printers. In June 2002, the Company acquired a distribution facility in Maumelle, Arkansas, which serves as the Company’s primary packaging and fulfillment center (the “Maumelle Facility”) for its continuity programs. In connection with its trade business, the Company generally outsources certain services, including invoicing, billing, returns processing and collection services, and may also ship product directly from printers to customers. School-based book fair orders are fulfilled through a network of warehouses across the country. The Company’s international school-based book club, school-based book fair, trade, continuity businesses and educational operations use similar distribution systems.

SEASONALITY
The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company’s business is highly seasonal. As a consequence, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. The Company experiences a substantial loss from operations in the first quarter. Typically, school-based book club and book fair revenues are greatest in the second quarter of the fiscal year, while revenues from the sale of instructional materials are the highest in the first quarter.

In the June through October time period, the Company experiences negative cash flow due to the seasonality of its business. As a result of the Company’s business cycle, seasonal borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

COMPETITION
The markets for children’s educational and entertainment materials are highly competitive. Competition is based on the quality and range of materials made available, price, promotion, customer service and distribution channels. Competitors include numerous other book, textbook, library, reference material and supplementary text publishers, distributors and other resellers (including over the Internet) of children’s books and other educational materials, national publishers of classroom and professional magazines with substantial circulation, numerous producers of television, video and film programming (many of which are substantially larger than the Company), television networks and cable networks, publishers of computer software and distributors of products and services on the Internet. In the United States, competitors also include regional and local school-based book fair operators, including bookstores. Competition may increase to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new materials that compete directly with the products distributed by the Company or develop or expand competitive sales channels.

COPYRIGHT AND TRADEMARKS
SCHOLASTIC is a registered trademark in the United States and in a number of countries where the Company conducts business. Scholastic Inc., the Company’s principal U.S. operating subsidiary, has registered and/or has pending applications to register its U.S. trademarks for the names of each of its domestic book clubs, the titles of its magazines and the names of all its core curriculum programs. The Company’s international subsidiaries have also registered trademarks in the name of Scholastic Inc. for the names of their respective book clubs and magazines. Although individual book titles are not subject to trademark protection, Scholastic Inc. has registered and/or has pending applications to register trademarks in the United States and in a number of countries for the names of certain series of books and consumer products, such as The Magic School Bus and Clifford The Big Red Dog. GROLIER is a registered trademark in the United States and a number of countries where it conducts business. All of the Company’s publications, including books, magazines and software, are subject to copyright protection. Where applicable, the Company consistently files copyright registrations for its magazines, books and software in the name of Scholastic Inc. or one of its subsidiaries. Copyrights and trademarks are vigorously defended by the Company and, as necessary, outside counsel may be retained to assist in such protection.

EMPLOYEES
At May 31, 2003, the Company employed approximately 7,300 people in full-time jobs and 900 people in part-time jobs in the United States and approximately 2,600 people internationally. The number of part-time employees fluctuates during the year because significant portions of the Company’s business are closely correlated with the school year. On May 28, 2003, the Company announced a reduction in its global work force of approximately 400 positions, the majority of which were scheduled to take effect in the first quarter of fiscal 2004. The Company believes that relations with its employees are good.

Executive Officers
Name	Age	Employed by Registrant Since	Position(s) for Past Five Years

Richard Robinson	66	1962	Chairman of the Board (since 1982), President (since 1974) and Chief Executive Officer (since 1975).

Kevin J. McEnery	55	1993	Executive Vice President and Chief Financial Officer (since 1995).

Deborah A. Forte	49	1983	Executive Vice President (since 1996), President, Scholastic Entertainment Inc. (since 2001) and Division Head, Scholastic Entertainment Inc. (1995–2001).

Donna M. Iucolano	39	2000	Executive Vice President (since 2000), President, e-Scholastic (since 2003), President, Scholastic Internet Group (2001–2003), Executive Vice President, Scholastic Internet Group (2000–2001); and prior to joining the Company, positions including Senior Vice President (2000) and Vice President (1998–2000) at 1-800-FLOWERS.COM (1994–2000), where she served as the chief e-business strategist.

Barbara A. Marcus	52	1983	Executive Vice President (since 1991), President, Children’s Book Publishing and Distribution (since 1999) and Executive Vice President, Children’s Book Publishing and Distribution (1991–1999).

Margery W. Mayer	51	1990	Executive Vice President (since 1990), President, Scholastic Education (since 2002) and Executive Vice President, Learning Ventures (1998-2002).

Hugh Roome	51	1991	Executive Vice President (since 1996), President, International Group (since 2001), Executive Vice President, International (2000–2001) and Executive Vice President, Magazine Group (1996–2000).

Richard M. Spaulding	66	1960	Director (since 1974) and Executive Vice President, Marketing (since 1974).

Judith A. Corman	65	1999	Senior Vice President, Corporate Communications and Media Relations (since 1999); and prior to joining the Company, Senior Vice President at Robinson, Lerer & Montgomery (1994–1999), a strategic communications company, where she handled public relations for various accounts.

Charles B. Deull	43	1995	Senior Vice President (since 1995), General Counsel (since 1999), Senior Vice President, Legal and Business Affairs (1995-1999) and Corporate Secretary (since 1996).

Ernest M. Fleishman	66	1989	Senior Vice President, Education and Corporate Relations (since 1989).

Beth Ford	39	2000	Senior Vice President, Global Operations and Information Technology (since 2002) and Senior Vice President, Global Operations (2000–2002); and prior to joining the Company, Director, Supply Chain at Pepsi Bottling Group/Pepsico (1997-2000).

Larry V. Holland	44	1994	Senior Vice President, Corporate Human Resources and Employee Services (since 1997).

Karen A. Maloney	46	1997	Vice President and Corporate Controller (since 1998).

Item 2 | Properties
The Company maintains its principal offices in the metropolitan New York area, where it owns or leases approximately 600,000 square feet of space. The Company also owns or leases approximately 1.8 million square feet of office and warehouse space for its primary warehouse and distribution facility located in the Jefferson City, Missouri area and approximately 400,000 square feet of office and warehouse space related to its Grolier operations in Danbury, Connecticut and other United States locations. In addition, the Company owns or leases approximately 2.2 million square feet of office and warehouse space in over 80 facilities in the United States for Scholastic Book Fairs.

In June 2002, the Company acquired the Maumelle Facility, consisting of a 500,000 square foot main floor and a 246,000 square foot mezzanine. This facility serves as the Company’s primary packaging and fulfillment center for its continuity programs.

Additionally, the Company owns or leases approximately 1.2 million square feet of office and warehouse space in over 100 facilities in Canada, the United Kingdom, Australia, New Zealand, Southeast Asia and elsewhere around the world for its international businesses.

The Company considers its properties adequate for its current needs. With respect to the Company’s leased properties, no difficulties are anticipated in negotiating renewals as leases expire or in finding other satisfactory space, if current premises become unavailable. For further information concerning the Company’s obligations under its leases, see Note 4 of Notes to Consolidated Financial Statements.

Item 3 | Legal Proceedings
Various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4 | Submission of Matters to a Vote of Security Holders
During the fourth quarter of the fiscal year covered by this report, no matter was submitted to the vote of security holders, through the solicitation of proxies or otherwise.

Part II

Item 5 | Market for the Registrant’s Common Equity and Related Stockholder Matters
Scholastic Corporation’s common stock, par value $0.01 per share (the “Common Stock”), is traded on the NASDAQ National Market System under the symbol SCHL. Scholastic Corporation’s Class A Stock, par value $0.01 per share (the “Class A Stock”), is convertible into Common Stock on a share-for-share basis. There is no established public trading market for the Class A Stock. The table below sets forth, for the periods indicated, the quarterly high and low selling prices on the NASDAQ National Market System for the Common Stock.

For fiscal years ended May 31,

	2003		2002

	High	Low	High	Low

First Quarter	$ 46.45	$ 33.62	$ 43.17	$ 36.00
Second Quarter	48.89	40.83	47.65	37.27
Third Quarter	45.02	23.01	51.91	42.19
Fourth Quarter	32.68	23.00	56.40	45.35

Scholastic Corporation has not paid any cash dividends since its initial public offering in February 1992 and has no current plans to pay any dividends on the Class A Stock or the Common Stock. In addition, certain of the Company’s credit facilities restrict the payment of dividends. See Note 3 of Notes to Consolidated Financial Statements for further information.

The number of holders of record of Class A Stock and Common Stock as of August 1, 2003 were 3 and approximately 15,800, respectively.

Item 6 | Selected Financial Data

(Amounts in millions, except per share data) For fiscal years ended May 31,

	2003	2002	2001	2000	1999

Statement of Income Data:
Total revenues	$ 1,958.3	$ 1,917.0	$ 1,962.3	$ 1,402.5	$ 1,165.5
Cost of goods sold	882.1	852.1	899.7	692.8	586.1
Cost of goods sold — Special Literacy Place and other charges(1)	—	—	72.9	—	—
Selling, general and administrative expenses	826.3	771.7	773.1	557.6	462.1
Bad debt expense	72.3	68.7	75.5	20.5	17.0
Other operating costs:
Depreciation and amortization	46.1	36.6	42.4	24.1	22.4
Special severance charge(2)	10.9	—	—	—	—
Litigation and other charges(3)	1.9	1.2	—	8.5	—
Operating income	118.7	186.7	98.7	99.0	77.9
Other income (expense)(4)	2.9	(2.0)	—	—	—
Interest expense	31.5	31.4	41.6	18.6	19.0
Earnings before Cumulative effect of accounting change	58.6	98.7	36.3	51.4	36.8
Cumulative effect of accounting change (net of income taxes)(5)	—	(5.2)	—	—	—
Net income	58.6	93.5	36.3	51.4	36.8
Earnings per share before Cumulative effect of accounting change:
Basic	$ 1.50	$ 2.69	$ 1.05	$ 1.54	$ 1.13
Diluted	$ 1.46	$ 2.51	$ 1.01	$ 1.48	$ 1.10
Earnings per share:
Basic	$ 1.50	$ 2.55	$ 1.05	$ 1.54	$ 1.13
Diluted	$ 1.46	$ 2.38	$ 1.01	$ 1.48	$ 1.10
Weighted average shares outstanding-basic	39.1	36.7	34.7	33.4	32.8
Weighted average shares outstanding-diluted	40.1	40.1	36.1	37.1	33.4

Balance Sheet Data:
Working capital	$ 404.4	$ 466.8	$ 394.6	$ 253.9	$ 222.4
Total assets	1,801.0	1,629.6	1,501.8	983.2	842.3
Long-term debt	482.2	525.8	585.3	241.1	248.0
Total stockholders’ equity	772.6	718.9	493.7	430.0	361.4

Certain prior year amounts have been reclassified to conform with the present year presentation, and share amounts have been adjusted to reflect a 100% stock dividend in the form of a 2-for-1 stock split on the Class A Stock and Common Stock paid on January 16, 2001.

(1)	In fiscal 2001, the Company decided not to update Scholastic Literacy Place®, which resulted in a pre-tax special charge of $72.9, or $1.20 per diluted share, recorded in Cost of goods sold.

(2)	In fiscal 2003, the Company recorded a pre-tax Special severance charge of $10.9, or $0.18 per diluted share, relating to a reduction in its work force.

(3)	The fiscal 2003 pre-tax charge of $1.9, or $0.03 per diluted share, relates to the settlement of a securities lawsuit, which was agreed to in principle on September 23, 2002. The fiscal 2002 pre-tax charge of $1.2, or $0.02 per diluted share, and $6.7 of the fiscal 2000 charges, relate to a lawsuit with Robert Harris and Harris Entertainment, Inc., which was settled on July 30, 2002.

(4)	In fiscal 2003, the Company sold a portion of an equity investment, resulting in a pre-tax gain of $2.9, or $0.05 per diluted share. In fiscal 2002, the Company wrote off an equity investment, resulting in a pre-tax loss of $2.0, or $0.03 per diluted share.

(5)	In fiscal 2002, the Company adopted Statement of Position No. 00-2, “Accounting by Producers and Distributors of Films,” which resulted in an after-tax charge of $5.2, or $0.13 per diluted share, recorded as a Cumulative effect of accounting change.

Item 7 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Scholastic is a global children’s publishing and media company. The Company distributes its products and services through a variety of channels, including school-based book clubs, school-based book fairs, school-based and direct-to-home continuity programs, retail stores, schools, libraries and television networks. The Company categorizes its businesses into four operating segments: Children’s Book Publishing and Distribution; Educational Publishing; Media, Licensing and Advertising (which collectively represent the Company’s domestic operations); and International. This classification reflects the nature of products and services consistent with the method by which the Company’s chief operating decision-maker assesses operating performance and allocates resources.

Certain revenues and expenses related to the Company’s Internet activities have been reallocated to reflect the transition from a developing platform previously included in the Media, Licensing and Advertising segment to operational systems included in the Children’s Book Publishing and Distribution and Educational Publishing segments.

Certain prior year amounts have been reclassified to conform to the current year presentation. The following discussion and analysis of the Company’s financial position should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes included in Item 8, Consolidated Financial Statements and Supplementary Data.

Critical Accounting Policies and Estimates

General:
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in its calculations, including, but not limited to: collectability of accounts receivable; sales returns; amortization periods; pension obligations; and recoverability of inventories, deferred promotion costs, prepublication costs, royalty advances, goodwill and other intangibles.

The following policies and account descriptions include all those identified by the Company as critical to its business operations and the understanding of its results of operations:

Revenue recognition:
The Company’s revenue recognition policies for its principal businesses are as follows:

School-Based Book Clubs — Revenue from school-based book clubs is recognized upon shipment of the products.

School-Based Book Fairs — Revenue from school-based book fairs is recognized ratably as each book fair occurs.

Continuities — The Company operates continuity programs whereby customers generally place a single order and receive multiple shipments of books over a period of time. Revenue from continuities is recognized at the time of shipment or, in applicable cases, upon customer acceptance. Reserves for estimated returns are established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns. Actual returns could differ from the Company’s estimate.

Trade — Revenue from the sale of children’s books for distribution in the retail channel primarily is recognized at the time of shipment, which generally is when title transfers to the customer. A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns. Actual returns could differ from the Company’s estimate.

Film Production and Licensing — Revenue from the sale of film rights, principally for the home video and domestic and foreign syndicated television markets, is recognized when the film has been delivered and is available for showing or exploitation. Licensing revenue is recorded in accordance with royalty agreements at the time the licensed materials are available to the licensee and collections are reasonably assured.

Magazines — Revenue is deferred and recognized ratably over the subscription period, as the magazines are delivered.

Educational Publishing — For shipments to schools, revenue is recognized on passage of title, which generally occurs upon receipt by the customer. Shipments to depositories are on consignment. Revenue is recognized based on actual shipments from the depositories to the schools. For certain software-based products, the Company offers new customers installation and training. In such cases, revenue is recognized when installation and training are complete.

Magazine Advertising — Revenue is recognized when the magazine is on sale and available to the subscribers.

Scholastic In-School Marketing — Revenue is recognized when the Company has satisfied its obligations under the program and the customer has acknowledged acceptance of the product or service.

Accounts receivable:
Accounts receivable are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for returns are based on historical return rates and sales patterns. Allowances for doubtful accounts are established through the evaluation of accounts receivable agings and prior collection experience to estimate the ultimate realization of these receivables.

Inventories:
Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based primarily upon a calculation of forecasted demand utilizing the historical sales patterns of its products.

Deferred promotion costs:
Deferred promotion costs represent direct mail and telemarketing promotion costs incurred to acquire customers in the Company’s continuity and magazine businesses. Promotional costs are deferred when incurred and amortized in the proportion that current revenues bear to estimated total revenues. The Company regularly evaluates the operating performance of the promotions over their life cycle based on historical and forecasted demand and adjusts the carrying value accordingly. All other advertising costs are expensed as incurred, except for certain direct marketing and telemarketing costs that are deferred as discussed above.

Prepublication costs:
The Company capitalizes the art, prepress, editorial and other costs incurred in the creation of the master copy of a book or other media (the “prepublication costs”). Prepublication costs are amortized on a straight-line basis over a three to seven year period. The Company regularly reviews the recoverability of the capitalized costs.

Royalty advances:
The Company records a reserve for the recoverability of its outstanding advances to authors based primarily upon historical earndown experience. Royalty advances are expensed as related revenues are earned or when future recovery appears doubtful.

Goodwill and other intangibles:
Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” under which goodwill and other intangible assets with indefinite lives are no longer amortized. The Company reviews its goodwill and non-amortizable intangibles on an annual basis for impairment, or more frequently if impairment indicators arise, in accordance with the provisions of SFAS No. 142. Prior to adoption of SFAS No. 142, the Company amortized goodwill and other intangible assets over their estimated useful lives.

Noncurrent Liabilities:
All of the rate assumptions discussed below impact the Company’s calculations of its pension and post-retirement obligations. The rates applied by the Company are based on the portfolios’ past average rates of return and discussions with actuaries. Any change in market performance, interest rate performance, assumed health care costs trend rate, or compensation rates could result in significant changes in the pension and post-retirement obligations.

Pension obligations—Scholastic Corporation and certain of its subsidiaries have defined benefit pension plans covering the majority of its employees who meet certain eligibility requirements. The Company follows SFAS No. 87, “Employers’ Accounting for Pensions,” in calculating the existing benefit obligations and net cost under the plans. These calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets, and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost. Pension benefits in the U.S. cash balance plan are based on formulas in which the employees’ balances are credited monthly with interest based on 1-year U.S. Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment period.

Other post-retirement benefits—Scholastic Corporation provides post-retirement benefits including healthcare and life insurance benefits to retired U.S. employees. A majority of the Company’s U.S. employees may become eligible for these benefits if they reach normal retirement age while working for the Company. The post-retirement medical plan benefits are funded on a pay-as-you-go basis. The Company follows SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other than Pensions,” in calculating the existing benefit obligation, which is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the expected and accumulated benefit obligations and the service and interest cost components of net periodic post-retirement benefit cost. The assumed health care cost trend rate is used in the measurement of the long term expected increase in medical claims.

Results of Operations

($ amounts in millions, except per share data) For fiscal years ended May 31,

	2003		2002		2001

	$	%(1)	$	%(1)	$	%(1)
Revenues:
Children’s Book Publishing and Distribution	1,189.9	60.8	1,168.6	61.0	1,221.9	62.3
Educational Publishing	325.9	16.6	316.9	16.5	311.2	15.9
Media, Licensing and Advertising	123.5	6.3	129.8	6.8	132.5	6.7
International	319.0	16.3	301.7	15.7	296.7	15.1

Total revenues	1,958.3	100.0	1,917.0	100.0	1,962.3	100.0
Cost of goods sold (exclusive of depreciation)	882.1	45.0	852.1	44.4	899.7	45.8
Cost of goods sold — Special Literacy Place and other charges(2)	—	—	—	—	72.9	3.7

Selling, general and administrative expenses	826.3	42.2	771.7	40.3	773.1	39.4
Bad debt expense	72.3	3.7	68.7	3.6	75.5	3.8
Depreciation and amortization	46.1	2.3	36.6	1.9	42.4	2.2

Special severance charge(3)	10.9	0.6	—	—	—	—
Litigation and other charges(4)	1.9	0.1	1.2	0.1	—	—

Operating income	118.7	6.1	186.7	9.7	98.7	5.0
Other income (expense)(5)	2.9	0.1	(2.0)	0.1	—	—
Interest expense	31.5	1.6	31.4	1.6	41.6	2.1
Earnings before income taxes and Cumulative effect of accounting change	90.1	4.6	153.3	8.0	57.1	2.9
Cumulative effect of accounting change (net of income taxes)(6)	—	—	(5.2)	0.3	—	—
Net income	58.6	3.0	93.5	4.9	36.3	1.8

Earnings per share before Cumulative effect of accounting change:
Basic	1.50		2.69		1.05
Diluted	1.46		2.51		1.01
Earnings per share:
Basic	1.50		2.55		1.05
Diluted	1.46		2.38		1.01

Certain prior year amounts have been reclassified to conform with the present year presentation, and share amounts have been adjusted to reflect a 100% stock dividend in the form of a 2-for-1 stock split on the Class A Stock and Common Stock paid on January 16, 2001.

(1)	Represents percentage of total revenues.
(2)	In fiscal 2001, the Company decided not to update Scholastic Literacy Place, which resulted in a pre-tax special charge of $72.9, or $1.20 per diluted share, recorded in Cost of goods sold.
(3)	In fiscal 2003, the Company recorded a pre-tax Special severance charge of $10.9, or $0.18 per diluted share, relating to a reduction in its work force.
(4)	The fiscal 2003 pre-tax charge of $1.9, or $0.03 per diluted share, relates to the settlement of a securities lawsuit, which was agreed to in principle on September 23, 2002. The fiscal 2002 pre-tax charge of $1.2, or $0.02 per diluted share, relates to a lawsuit with Robert Harris and Harris Entertainment, Inc., which was settled on July 30, 2002.

(5)	In fiscal 2003, the Company sold a portion of an equity investment, resulting in a pre-tax gain of $2.9, or $0.05 per diluted share. In fiscal 2002, the Company wrote off an equity investment, resulting in a pre-tax loss of $2.0, or $0.03 per diluted share.

(6)	In fiscal 2002, the Company adopted Statement of Position No. 00-2, “Accounting by Producers and Distributors of Films,” which resulted in an after-tax charge of $5.2, or $0.13 per diluted share, recorded as a Cumulative effect of accounting change.

Results of Operations — Consolidated

Revenues for fiscal 2003 increased 2.2%, or $41.3 million, to $1,958.3 million as compared with revenues in fiscal 2002 of $1,917.0 million. Increased revenues in the Children’s Book Publishing and Distribution segment of $21.3 million, the International segment of $17.3 million and the Educational Publishing segment of $9.0 million were partially offset by decreased revenues in the Media, Licensing and Advertising segment of $6.3 million. Businesses acquired in fiscal 2002 contributed approximately $58 million of incremental revenues to the Company in fiscal 2003.

Fiscal 2002 revenues declined 2.3%, or $45.3 million, from $1,962.3 million in fiscal 2001, primarily as a result of a $53.3 million decrease in revenues in the Children’s Book Publishing and Distribution segment.

Cost of goods sold as a percentage of revenues increased by 0.6% to 45.0% in fiscal 2003 from 44.4% in fiscal 2002, principally due to an unfavorable change in revenue mix. In fiscal 2002, Cost of goods sold as a percentage of revenues improved as compared to 45.8% in fiscal 2001, primarily attributable to the Company’s cost savings program, which produced approximately $25 million in savings, or 1.3% of revenues, in fiscal 2002.

Fiscal 2001 expenses included the $72.9 million, or 3.7% of revenues, Cost of goods sold-Special Literacy Place and other charges (the “Special Charge”) primarily related to the Company’s decision not to update Scholastic Literacy Place®, its basal reading textbook program.

As a percentage of revenues, Selling, general and administrative expenses increased by 1.9% to 42.2% in fiscal 2003 from 40.3% in fiscal 2002. The increase was primarily due to an increase in the cost of general and health care insurance and other employee benefit costs of approximately 0.9%, an increase in systems and facilities costs of approximately 0.6% and an increase in general expenses related to fiscal 2002 acquisitions of 0.6%. These increases were partially offset by the elimination of management incentive bonuses for fiscal 2003, which represented approximately 0.6% of revenues in fiscal 2002. Selling, general and administrative expenses as a percentage of revenues increased in fiscal 2002 from 39.4% in fiscal 2001. Fiscal 2001 Selling, general and administrative expenses as a percentage of revenues benefited from higher Harry Potter revenues, which did not require a proportionate increase in marketing and promotional expenses. In fiscal 2002, the Company recorded a $4.1 million benefit related to the adjustment of certain acquisition-related reserves reflecting lower than anticipated Grolier integration costs.

Bad debt expense increased to $72.3 million, or 3.7% of revenues, in fiscal 2003 as compared to $68.7 million, or 3.6% of revenues, in fiscal 2002. As a percentage of revenues, bad debt expense increased modestly as the continuity business, which has proportionately higher bad debt expense, experienced greater revenue growth than the overall Company growth rate. Fiscal 2002 bad debt expense decreased $6.8 million from $75.5 million, or 3.8% of revenues, in fiscal 2001. This decrease was primarily attributable to better credit performance for the direct-to-home continuity business.

Depreciation expense for fiscal 2003 increased by $10.0 million to $45.6 million, as compared to $35.6 million in fiscal 2002. This increase was primarily due to incremental depreciation of $4.8 million related to the completion of capital projects, including information technology and Internet projects, and $2.7 million related to the expansion of facilities. In fiscal 2002, depreciation expense increased by $7.4 million from $28.2 million in fiscal 2001. Incremental depreciation of $2.6 million in fiscal 2002 related to information technology projects, including the Internet sites placed into service in fiscal 2002, and $2.2 million was due to the expansion of the Company’s facilities in metropolitan New York.

On May 28, 2003, the Company announced a reduction in its global work force of approximately 400 positions, or 4%. This decision resulted in a pre-tax charge of $10.9 million, or 0.6% of revenues, and is recorded as a Special severance charge. The Company expects to realize more than $15 million in salary related savings in fiscal 2004 related to the reduction in work force.

Goodwill and other intangibles amortization was $0.5 million and $1.0 million in fiscal 2003 and 2002, respectively. In fiscal 2002, goodwill and other intangibles amortization decreased $13.2 million from $14.2 million in fiscal 2001 due to the Company’s adoption of SFAS No. 142. Under this pronouncement, the Company is required to take an impairment-only approach to amortizing goodwill and other intangibles assets with indefinite lives, which accordingly reduced amortization expense.

Litigation and other charges reflect a $1.9 million charge recorded in fiscal 2003 for the settlement of a securities lawsuit initiated in 1997, which represents the portion of the total settlement amount of $7.5 million that was not paid by the insurance carrier. In fiscal 2002, the Company recorded a $1.2 million charge for the settlement of a lawsuit filed in 1995 with Robert Harris and Harris Entertainment, Inc., for which the Company had established a $6.7 million liability in fiscal 2000. The $1.2 million charge represents the amount by which the settlement and related legal expenses exceeded the previously recorded liability.

Operating income for fiscal 2003 decreased by $68.0 million, or 36.4%, to $118.7 million, or 6.1% of revenues, as compared to $186.7 million, or 9.7% of revenues, in fiscal 2002. This decrease is primarily due to lower profits of $41.3 million in the Children’s Book Publishing and Distribution segment, which includes $2.4 million of the Special severance charge, as well as the $8.5 million balance of the Special severance charge of $10.9 million. Operating income for fiscal 2002 increased by $88.0 million, or 89.2%, from $98.7 million, or 5.0% of revenues, in fiscal 2001. Fiscal 2001 included the impact of the $72.9 million Special charge.

Other income was $2.9 million in fiscal 2003, representing a gain from the sale of a portion of an interest in a French publishing company. Other expense was $2.0 million in fiscal 2002, representing a charge for the write-off of an equity investment.

Interest expense was $31.5 million and $31.4 million in fiscal 2003 and 2002, respectively. In fiscal 2002, net interest expense decreased by $10.2 million from $41.6 million in fiscal 2001, primarily due to lower interest rates.

The Company’s effective tax rates were 35.0%, 35.6% and 36.5% of earnings before taxes for fiscal 2003, 2002 and 2001, respectively.

In fiscal 2002, the Company recorded an after-tax charge of $5.2 million, which was reflected as a Cumulative effect of accounting change, as a result of its adoption of Statement of Position No. 00-2, “Accounting by Producers and Distributors of Films”.

Net income was $58.6 million, or 3.0% of revenues, in fiscal 2003, $93.5 million, or 4.9% of revenues, in fiscal 2002 and $36.3 million, or 1.8% of revenues, in fiscal 2001. The basic and diluted earnings per share of Class A Stock and Common Stock were $1.50 and $1.46, respectively, in fiscal 2003, $2.55 and $2.38, respectively, in fiscal 2002 and $1.05 and $1.01, respectively, in fiscal 2001.

Results of Operations — Segments

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION
The Company’s Children’s Book Publishing and Distribution segment includes the publication and distribution of children’s books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.

($ amounts in millions)

	2003	2002	2001

Revenue	$ 1,189.9	$ 1,168.6	$ 1,221.9
Operating profit	137.1	178.4	202.9

Operating margin	11.5%	15.3%	16.6%

Children’s Book Publishing and Distribution revenues accounted for 60.8% of the Company’s revenues in fiscal 2003, 61.0% in fiscal 2002 and 62.3% in fiscal 2001. Fiscal 2003 revenues of $1,189.9 million increased 1.8%, or $21.3 million, from $1,168.6 million in fiscal 2002. Businesses acquired in fiscal 2002 contributed incremental revenues of $43.4 million to this segment in fiscal 2003. The fiscal 2003 segment revenue increase also reflects increases in school-based continuities and school-based book fairs of $17.3 million and $14.5 million, respectively. These increases were partially offset by lower Harry Potter trade revenues of approximately $30 million. Excluding the direct-to-home continuity business, described in the table below, segment revenues in fiscal 2003 increased by $18.0 million to $977.6, million as compared to $959.6 million in fiscal 2002.

Fiscal 2002 revenues decreased 4.4%, or $53.3 million, from $1,221.9 million in fiscal 2001. This decrease reflects the impact of lower Harry Potter trade revenues of approximately $120 million in fiscal 2002, partially offset by revenue increases in school-based book fairs and school-based book clubs of $46.8 million and $29.6 million, respectively, compared to fiscal 2001. Excluding the direct-to-home continuity business, segment revenues in fiscal 2002 decreased $44.4 million from $1,004.0 million in fiscal 2001.

School-based book club revenues accounted for 29.5% of Children’s Book Publishing and Distribution revenues in fiscal 2003, compared to 30.8% in fiscal 2002 and 26.9% in fiscal 2001. Fiscal 2003 school-based book club revenues decreased by 2.2%, or $8.0 million, over fiscal 2002, primarily due to a decrease in orders. Fiscal 2002 school-based book club revenues grew by 9.0%, or $29.6 million, over fiscal 2001, primarily reflecting an increase in orders.

Revenues from school-based book fairs accounted for 27.5% of segment revenues in fiscal 2003, compared to 26.8% in fiscal 2002 and 21.8% in fiscal 2001. Revenue growth for school-based book fairs was 4.6%, or $14.5 million, in fiscal 2003, primarily due to growth in fair count of approximately 7%. Fiscal 2002 revenues from school-based book fairs of $313.1 million increased 17.6%, or $46.8 million, from $266.3 million in fiscal 2001. The increase in fiscal 2002 was primarily due to growth in fair count of approximately 13%, helped by the acquisition of assets of Troll Book Fairs in July 2001, which accounted for approximately 4% of the revenue growth.

Fiscal 2003 continuity revenues accounted for 25.4% of segment revenues, as compared to 24.0% in fiscal 2002 and 24.7% in fiscal 2001. Revenues from the direct-to-home continuity business were 17.9%, 17.9% and 17.8% of segment revenues in fiscal 2003, 2002 and 2001, respectively. Revenues from school-based continuity programs were 7.5%, 6.1% and 6.9% of segment revenues in fiscal 2003, 2002 and 2001, respectively. Fiscal 2003 revenues of $212.3 million from the direct-to-home continuity business increased 1.6%, or $3.3 million, from $209.0 million in fiscal 2002, primarily due to the incremental revenues of $12.2 million from the fiscal 2002 acquisition of Baby’s First Book Club. Higher enrollments from school-based continuity programs resulted in an increase of $17.3 million in revenues in fiscal 2003 as compared to fiscal 2002. Fiscal 2002 revenues from the direct-to-home continuity business decreased 4.1%, or $8.9 million, from $217.9 million in fiscal 2001, primarily due to the elimination of less profitable programs, partially offset by the impact of three additional weeks of revenues of $17.8 million in fiscal 2002. Lower enrollments from school-based continuity programs resulted in a decrease of $12.0 million in revenues in fiscal 2002 as compared to fiscal 2001.

The Company’s trade distribution channel accounted for 17.6% of segment revenues in fiscal 2003, as compared to 18.4% in fiscal 2002 and 26.6% in fiscal 2001. Trade revenues decreased in fiscal 2003 by $6.5 million, or 3.0%, to $208.3 million, principally due to the decline in Harry Potter backlist revenues of approximately $30 million and other backlist titles of approximately $6 million, partially offset by the incremental revenue of $31.3 million from the fiscal 2002 acquisition of Klutz. Trade revenues in fiscal 2002, including Klutz revenue of $5.6 million, decreased $109.9 million to $214.8 million, or 33.8%, due primarily to the decline in Harry Potter revenues of approximately $120 million. Trade revenues for Harry Potter accounted for approximately $50 million, $80 million and $200 million in fiscal 2003, 2002 and 2001, respectively.

Segment operating profit in fiscal 2003 declined $41.3 million, or 23.1%, to $137.1 million, or 11.5% of revenues, compared to $178.4 million, or 15.3% of revenues, in fiscal 2002, and fiscal 2002 operating profit decreased $24.5 million, or 12.1%, from $202.9 million, or 16.6% of revenues, in fiscal 2001. The segment operating margin decreases in fiscal 2003 and 2002 were primarily related to the revenue decline in higher margin Harry Potter and other trade backlist titles. Operating profit for the Company’s direct-to-home continuity business decreased in fiscal 2003 to $30.7 million, or 14.5% of revenues, from $39.7 million, or 19.0% of revenues, in fiscal 2002 and increased $26.2 million in fiscal 2002 from $13.5 million, or 6.2% of revenues, in fiscal 2001. The $9.0 million decrease in operating profit in fiscal 2003 was primarily related to an increase of approximately $6 million in Selling, general and administrative expenses. The $26.2 million increase in operating profit in fiscal 2002 reflected the impact of planned lower revenues due to the elimination of less profitable programs and favorable bad debt experience. Excluding the direct-to-home continuity business, the segment operating profit in fiscal 2003 decreased to $106.4 million, or 10.9% of revenues, from $138.7 million, or 14.5% of revenues, in fiscal 2002, and fiscal 2002 operating profit decreased $50.7 million from $189.4 million in fiscal 2001.

The following table highlights the results of the direct-to-home continuity programs, which consist primarily of the business formerly operated by Grolier and are included in the Children’s Book Publishing and Distribution segment.

($ amounts in millions)

	2003	2002	2001

Revenue	$ 212.3	$ 209.0	$ 217.9
Operating profit	30.7	39.7	13.5

Operating margin	14.5%	19.0%	6.2%

EDUCATIONAL PUBLISHING
The Company’s Educational Publishing segment includes the publication and distribution to schools and libraries of curriculum materials, classroom magazines and print and on-line reference and non-fiction products for grades pre-K to 12 in the United States.

($ amounts in millions)

	2003	2002	2001

Revenue	$ 325.9	$ 316.9	$ 311.2
Operating profit/(loss)	41.7	44.1	(67.1)(1)

Operating margin	12.8%	13.9%	*

* not meaningful
(1)	The fiscal 2001 operating loss included the Special Charge of $72.9.

Segment revenues accounted for 16.6% of the Company’s revenues in fiscal 2003, compared to 16.5% in fiscal 2002 and 15.9% in fiscal 2001. In fiscal 2003, Educational Publishing revenues increased to $325.9 million from $316.9 million in fiscal 2002 and $311.2 million in fiscal 2001. The $9.0 million revenue increase in fiscal 2003 was primarily due to $10.4 million of incremental revenues related to fiscal 2002 acquisitions and increased curriculum publishing revenues of $9.3 million, partially offset by decreased revenues from library publishing of $7.2 million. In fiscal 2002, Educational Publishing revenues increased $5.7 million over fiscal 2001, primarily due to increased revenues from paperbacks and collections of $11.4 million and $5.4 million of incremental revenues related to fiscal 2002 acquisitions, partially offset by decreased curriculum publishing revenues of $11.6 million.

Operating profit for this segment in fiscal 2003 of $41.7 million decreased by $2.4 million from $44.1 million in fiscal 2002, primarily due to the portion of the Special severance charge related to this segment of $2.1 million. Fiscal 2002 operating profit increased $111.2 million from a loss of $67.1 million in fiscal 2001, which included the Special Charge of $72.9 million. In addition to the impact of the Special Charge, the improved operating profit in fiscal 2002 reflected reduced prepublication amortization of $18.8 million, principally related to the decision not to update Scholastic Literacy Place, and reduced amortization of goodwill and other intangibles of $6.1 million resulting from the adoption of SFAS No.142.

MEDIA, LICENSING AND ADVERTISING
The Company’s Media, Licensing and Advertising segment includes the production and/or distribution of software in the United States, the production and/or distribution by and through SEI of programming and consumer products (including children’s television programming, videos, software, feature films, promotional activities and non-book merchandise), and advertising revenue, including sponsorship programs.

($ amounts in millions)

	2003	2002	2001

Revenue	$ 123.5	$ 129.8	$ 132.5
Operating loss	(5.4)	(0.2)	(3.5)

Operating margin	*	*	*

* not meaningful

Media, Licensing and Advertising revenues accounted for 6.3% of the Company’s revenues in fiscal 2003, 6.8% in fiscal 2002 and 6.7% in fiscal 2001. In fiscal 2003, revenues decreased by 4.9%, or $6.3 million, primarily due to lower sales of software and multimedia products of

$9.7 million and lower non-book consumer merchandise revenues of $3.3 million. The decreased revenues were partially offset by increased programming revenues of $3.7 million from Clifford The Big Red Dog and incremental programming revenues of $3.6 million relating to fiscal 2002 acquisitions. In fiscal 2002, revenues decreased by 2.0%, or $2.7 million, principally due to reduced programming revenues of $8.0 million attributable to the delivery of fewer episodes of the television series Clifford The Big Red Dog in fiscal 2002 and the benefit in fiscal 2001 of a $3.9 million license of Scholastic’s The Magic School Bus series, partially offset by increased licensing royalty revenue in fiscal 2002 from the Clifford property of $8.0 million.

The operating loss for the Media, Licensing and Advertising segment in fiscal 2003 was $5.4 million, compared to operating losses of $0.2 million in fiscal 2002 and $3.5 million in fiscal 2001. In fiscal 2003, the operating loss increased by $5.2 million as compared to fiscal 2002, primarily due to the related margin on decreased revenues, offset by reductions in marketing and promotional expenses of $1.1 million. The operating loss for fiscal 2002 improved by $3.3 million, primarily due to reductions in marketing and promotional expenses.

INTERNATIONAL
The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

($ amounts in millions)

	2003	2002	2001

Revenue	$ 319.0	$ 301.7	$ 296.7
Operating profit	19.4	24.6	24.8

Operating margin	6.1%	8.2%	8.4%

International revenues accounted for 16.3% of the Company’s revenues in fiscal 2003, 15.7% in fiscal 2002 and 15.1% in fiscal 2001. Segment revenues increased $17.3 million, or 5.7%, to $319.0 million in fiscal 2003 from $301.7 million in fiscal 2002. This revenue growth was primarily due to the favorable impact of foreign currency exchange rates of $16.8 million. In fiscal 2002, International revenues increased $5.0 million, or 1.7%, from $296.7 million in fiscal 2001, primarily due to increased revenues of $5.0 million from Australia, $4.4 million from Canada and $2.6 million from the Asia Pacific Region, partially offset by the adverse impact of foreign currency exchange rates of approximately $7.5 million.

International operating profit decreased by $5.2 million to $19.4 million, or 6.1% of revenues, in fiscal 2003 from $24.6 million, or 8.2% of revenues, in fiscal 2002, primarily due to the portion of the Special severance charge related to this segment of $3.8 million. In fiscal 2002, International operating profit experienced a modest decrease of $0.2 million from fiscal 2001.

Seasonality

The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company’s business is highly seasonal. As a consequence, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. The Company experiences a substantial loss from operations in the first quarter. Typically, school-based book club and book fair revenues are greatest in the second quarter of the fiscal year, while revenues from the sale of instructional materials are the highest in the first quarter.

In the June through October time period, the Company experiences negative cash flow due to the seasonality of its business. As a result of the Company’s business cycle, seasonal borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $58.6 million at May 31, 2003, compared to $10.7 million at May 31, 2002 and $13.8 million at May 31, 2001.

Cash flow provided by operations was $179.2 million in fiscal 2003, resulting from net income adjusted for non-cash items of $209.6 million, offset by net working capital and other increases of $30.4 million.

Cash outflow for investing activities was $214.0 million for fiscal 2003. Additions to property, plant and equipment totaled $83.9 million in fiscal 2003, an increase of $5.5 million from fiscal 2002, largely as a result of the acquisition of the Maumelle Facility. Equity investment and related loan totaled $23.3 million primarily due to the Company’s 15% equity investment in The Book People in June 2002 of £12.0 million (equivalent to $17.9 million as of the date of the transaction), and a related credit facility of £3.0 million, which was fully drawn at May 31, 2003 (equivalent to $4.9 million). Acquisition-related payments of $10.2 million consist primarily of a $9.7 million payment for the purchase of worldwide rights to the Goosebumps™ property. Fiscal 2003 prepublication expenditures of $55.7 million, payments for royalty advances of $30.3 million and production expenditures of $15.5 million were generally consistent with prior year levels.

As more fully described in “Financing” below, on April 4, 2003, Scholastic Corporation issued $175.0 million of 5% Notes due 2013 (the “5% Notes”). Net proceeds of $171.3 million were used to retire all outstanding indebtedness of $36.0 million under the Grolier Facility, which was then cancelled, and to reduce $135 million of indebtedness outstanding under the Loan Agreement and the Revolver, as such terms are defined in “Financing” below. Scholastic Corporation expects to repay all $125.0 million of its outstanding 7% Notes due 2003 at maturity in December 2003, principally using borrowings available under the Loan Agreement and the Revolver made possible by the issuance of the 5% Notes. Consequently, the Company has increased cash and increased debt levels at May 31, 2003.

The Company believes its existing cash position, combined with funds generated from operations and available under the Loan Agreement and the Revolver will be sufficient to finance its ongoing working capital requirements for the next fiscal year. The Company anticipates refinancing its debt obligations prior to their respective maturity dates, to the extent not paid through cash flow.

The following table summarizes, as of May 31, 2003, the Company’s contractual cash obligations by future period (see Notes 3 and 4 of Notes to Consolidated Financial Statements):

	Payments Due by Period

Contractual Obligations	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years	Total

Long-term debt	$ —	$ 300.2	$ —	$ 175.0	$ 475.2
Lines of credit and short-term debt	153.7	—	—	—	153.7
Operating leases	41.9	74.1	22.1	154.5	292.6
Royalty advances	8.2	2.4	—	—	10.6
Other obligations	5.1	—	—	—	5.1

Total	$ 208.9	$ 376.7	$ 22.1	$ 329.5	$ 937.2

Financing

On April 4, 2003, Scholastic Corporation issued $175 million of 5% Notes, which are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable on April 15 and October 15 of each year, beginning October 15, 2003. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption. For a description of the use of proceeds from the sale of the 5% Notes, see “Liquidity and Capital Resources.”

On June 22, 2000, Scholastic Inc. established a credit facility to finance $350.0 million of the $400.0 million Grolier purchase price (the “Grolier Facility”). A portion of the proceeds from the sale of the 5% Notes was used to repay all outstanding amounts under this facility, which was then cancelled effective April 10, 2003. At May 31, 2002, $50.0 million was outstanding under the Grolier Facility at a weighted average interest rate of 2.4%.

On February 5, 2002, Scholastic Corporation entered into an interest rate swap agreement, designated as a fair value hedge as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” whereby the Company would receive a fixed interest rate payment based on a notional amount and pay a variable interest rate to the counterparty, which is reset semi-annually based on six-month LIBOR (as defined). This agreement was entered into in the notional amount of $100.0 million to exchange the fixed interest rate payments on a portion of Scholastic Corporation’s $300.0 million in principal amount of 5.75% Notes due 2007 for variable interest rate payments. On May 28, 2003, $50.0 million of the initial notional amount was settled, for which the Company received a payment of $5.4 million from the counterparty.

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an amended and restated loan agreement with certain banks, effective August 11, 1999 and amended June 22, 2000 (the “Loan Agreement”). The Loan Agreement, which expires on August 11, 2004, provides for aggregate borrowings of up to $170.0 million (with a right in certain circumstances to increase borrowings to $200.0 million), including the issuance of up to $10.0 million in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee (when applicable) as of May 31, 2003 were 0.475% over LIBOR, 0.150% and 0.075%, respectively. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At May 31, 2003 and 2002, $0 million and $50.0 million, respectively, were outstanding under the Loan Agreement. The weighted average interest rate at May 31, 2002 was 2.7%.

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under a Revolving Loan Agreement with a bank, effective November 10, 1999 and amended June 22, 2000 (the “Revolver”). The Revolver provides for unsecured revolving credit of up to $40.0 million and expires on August 11, 2004. Interest under this facility is either at the prime rate minus 1%, or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of May 31, 2003 were 0.475% over LIBOR and 0.150%, respectively. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At May 31, 2003 and 2002, there were no borrowings outstanding under the Revolver.

In addition, unsecured lines of credit available in local currencies to Scholastic Corporation’s international subsidiaries were equivalent to $57.8 million at May 31, 2003, as compared to $53.5 million at May 31, 2002. These lines are used primarily to fund local working capital needs. At May 31, 2003, borrowings equivalent to $28.5 million were outstanding under these lines of credit, as compared to $23.3 million at May 31, 2002, at weighted average interest rates of 6.9% and 5.4% in fiscal 2003 and 2002, respectively.

Acquisitions

In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such opportunities and prospects.

During fiscal 2002, the Company completed the acquisitions of the stock or assets of the following companies: Troll Book Fairs LLC, a national school-based book fair operator; Tom Snyder Productions, Inc., a developer and publisher of interactive educational software and producer of television programming; Sandvik Publishing Ltd., d/b/a Baby’s First Book Club, a direct marketer of age-appropriate books and toys for young children; Klutz, a publisher and creator of “books plus” products for children; Teacher’s Friend Publications, Inc., a producer and marketer of materials that teachers use to decorate their classrooms; and Nelson B. Heller & Associates, a publisher of business-to-business newsletters. The aggregate purchase price for these acquisitions, net of cash received, was $66.7 million.

NEW ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt this statement by the first quarter of fiscal 2004. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions of FIN 46 become effective for the Company on September 1, 2003. The Company does not expect that the adoption of FIN 46 will have a material impact on its financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Except as noted below, the Company is required to adopt this statement by the first quarter of fiscal 2004. Certain provisions of this statement relating to SFAS No. 133 implementation issues that have been effective for prior fiscal quarters will continue to be applied in accordance with their respective effective dates. The Company does not expect that the adoption of SFAS No. 149 will have a material impact on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for the Company on September 1, 2003. The Company does not expect that the adoption of SFAS No. 150 will have a material impact on the Company’s financial position, results of operations or cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (“SEC”) filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, operating margins, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including the following and other risks and factors identified from time to time in the Company’s filings with the SEC:

•	The Company’s ability to continue to produce successful educational, trade, entertainment and software products;
•	The ability of the Company’s school-based book clubs and fairs to continue to successfully meet market needs;
•	The Company’s ability to maintain relationships with its creative talent;
•	Changes in purchasing patterns in and the strength of educational, trade, entertainment and software markets;
•	Competition from other educational and trade publishers and media, entertainment and Internet companies;

•	Significant changes in the publishing industry, especially relating to the distribution and sale of books;
•	The effect on the Company of volatility in the price of paper and periodic increases in postage rates;
•	The Company’s ability to effectively use the Internet to support its existing businesses and to launch successful new Internet initiatives;
•	The impact of governmental initiatives, including the expansion of “Do Not Call” lists;
•	The general risks attendant to the conduct of business in foreign countries;
•	The general risks inherent in the market impact of rising interest rates with regard to its variable debt facilities.

The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7a | Quantitative and Qualitative Disclosures about Market Risk
The Company has operations in various foreign countries. In the normal course of business, these operations are exposed to fluctuations in currency values. Management believes that the impact of currency fluctuations does not represent a significant risk in the context of the Company’s current international operations. In the normal course of business, the Company’s non-U.S. operations enter into short-term forward contracts (generally not exceeding $20.0 million) to match purchases not denominated in their respective local currencies.

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed by balancing the mix of variable- versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, are used to manage interest rate exposures. Approximately 12% of the Company’s debt at May 31, 2003 bore interest at a variable rate and was sensitive to changes in interest rates. As a result of seasonal borrowings at variable rates, this percentage is expected to peak at approximately 35% during fiscal 2004. The Company is subject to the risk that market interest rates will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth information about the Company’s debt and other interest rate sensitive instruments as of May 31, 2003 (see Note 3 of Notes to Consolidated Financial Statements):

$ amounts in millions)

	Fiscal Year Maturity							Fair Value as of
								May 31,
	2004	2005	2006	2007	2008	Thereafter	Total	2003

Debt Obligations
Lines of credit	$ 28.5	$ —	$ —	$ —	$ —	$ —	$ 28.5	$ 28.5
Average interest rate	6.89%
Long-term debt including current portion:
Fixed-rate debt	$ 125.0	$ —	$ —	$ 300.2	$ —	$ 175.0	$ 600.2	$ 633.8
Average interest rate	7.00%			5.75%		5.00%
Variable-rate debt	$ 0.2	$ —	$ —	$ —	$ —	$ —	$ 0.2	$ 0.2
Average interest rate	4.75%

Interest rate derivative financial instruments related to debt
Interest rate swaps:
Notional amount	$ —	$ —	$ —	$ 50.0	$ —	$ —	$ 50.0	$ 5.6
Average variable pay rate				2.17%
Average fixed receivable rate				5.75%

Item 8 | Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule	Page(s)
Consolidated Statements of Income for the three years ended May 31, 2003, 2002 and 2001	28
Consolidated Balance Sheets at May 31, 2003 and 2002	29-30
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the three years ended May 31, 2003, 2002 and 2001	31-32
Consolidated Statements of Cash Flows for the three years ended May 31, 2003, 2002 and 2001	33
Notes to Consolidated Financial Statements	34-53
Report of Independent Auditors	54
Supplementary Financial Information — Summary of Quarterly Results of Operations (unaudited)	55
The following consolidated financial statement schedule for the three years ended May 31, 2003, 2002 and 2001 is included in Item 15(d):
Schedule II — Valuation and Qualifying Accounts and Reserves	63

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Statements of Income

(Amounts in millions, except per share data) Years ended May 31,

	2003	2002	2001

Revenues	$ 1,958.3	$ 1,917.0	$ 1,962.3
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation)	882.1	852.1	899.7
Cost of goods sold — Special Literacy Place and other charges (Note 14)	—	—	72.9
Selling, general and administrative expenses	826.3	771.7	773.1
Bad debt expense	72.3	68.7	75.5
Other operating costs:
Depreciation	45.6	35.6	28.2
Special severance charge	10.9	—	—
Goodwill and other intangibles amortization	0.5	1.0	14.2
Litigation and other charges	1.9	1.2	—

Total operating costs and expenses	1,839.6	1,730.3	1,863.6

Operating income	118.7	186.7	98.7
Other income (expense)	2.9	(2.0)	—
Interest expense	31.5	31.4	41.6

Earnings before income taxes and Cumulative effect of accounting change	90.1	153.3	57.1
Provision for income taxes	31.5	54.6	20.8

Earnings before Cumulative effect of accounting change	58.6	98.7	36.3
Cumulative effect of accounting change (net of income taxes of $2.9)	—	(5.2)	—

Net income	$ 58.6	$ 93.5	$ 36.3

Earnings per Share of Class A and Common Stock:
Earnings before Cumulative effect of accounting change:
Basic	$ 1.50	$ 2.69	$ 1.05
Diluted	$ 1.46	$ 2.51	$ 1.01
Cumulative effect of accounting change (net of income taxes):
Basic	$ —	$ (0.14)	$ —
Diluted	$ —	$ (0.13)	$ —
Net income:
Basic	$ 1.50	$ 2.55	$ 1.05
Diluted	$ 1.46	$ 2.38	$ 1.01

See accompanying notes

Consolidated Balance Sheets

ASSETS	2003	2002

Current Assets:
Cash and cash equivalents	$ 58.6	$ 10.7
Accounts receivable (less allowances for doubtful accounts of $60.5 at May 31, 2003 and $62.6 at May 31, 2002)	266.2	243.8
Inventories	382.6	359.5
Deferred promotion costs	52.8	44.6
Deferred income taxes	74.6	81.3
Prepaid and other current assets	47.3	58.6

Total current assets	882.1	798.5

Property, Plant and Equipment:
Land	10.0	9.1
Buildings	77.2	59.8
Furniture, fixtures and equipment	285.5	220.2
Leasehold improvements	158.0	153.1

	530.7	442.2
Less accumulated depreciation and amortization	(189.0)	(140.8)

Net property, plant and equipment	341.7	301.4

Other Assets and Deferred Charges:
Prepublication costs	122.0	113.6
Royalty advances	49.8	50.7
Production costs	11.0	9.1
Goodwill	246.0	256.2
Other intangibles	74.2	63.8
Noncurrent deferred taxes	7.7	11.0
Other	66.5	25.3

Total other assets and deferred charges	577.2	529.7

Total assets	$ 1,801.0	$ 1,629.6

See accompanying notes

(Amounts in millions, except share data) Balances at May 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2003	2002

Current Liabilities:
Lines of credit and short-term debt	$ 153.7	$ 23.5
Accounts payable	139.4	134.3
Accrued royalties	32.3	38.5
Deferred revenue	18.8	16.2
Other accrued expenses	133.5	119.2

Total current liabilities	477.7	331.7

Noncurrent Liabilities:
Long-term debt	482.2	525.8
Other noncurrent liabilities	68.5	53.2

Total noncurrent liabilities	550.7	579.0

Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value Authorized—2,000,000 shares; Issued—None	—	—
Class A Stock, $.01 par value Authorized—2,500,000 shares; Issued and outstanding—1,656,200 shares	0.0	0.0
Common Stock, $.01 par value Authorized—70,000,000 shares; Issued and outstanding—37,608,333 shares (37,417,222 shares at May 31, 2002)	0.4	0.4
Additional paid-in capital	379.9	373.7
Deferred compensation	(1.1)	(0.4)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(9.8)	(13.5)
Minimum pension liability adjustment	(28.0)	(13.9)
Retained earnings	431.2	372.6

Total stockholders’ equity	772.6	718.9

Total liabilities and stockholders’ equity	$ 1,801.0	$ 1,629.6

	Consolidated Statements of Changes in

	Class A Stock		Common Stock
					Additional Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance at May 31, 2000	828,100	$ 0.0	17,027,190	$ 0.2	$ 222.7
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
Comprehensive income:
Net income
Other comprehensive loss:
Foreign currency translation adjustment
Minimum pension liability adjustment
Total other comprehensive loss
Total comprehensive income
Deferred compensation, net of amortization					0.4
Proceeds from issuance of common stock
pursuant to employee stock plans			927,374	0.1	19.9
Tax benefit realized from stock option transactions					8.8
Conversion of Convertible Subordinated
Debentures and related costs			2,857,801	0.0	110.9

Balance at May 31, 2002	1,656,200	0.0	37,417,222	0.4	373.7
Comprehensive income:
Net income
Other comprehensive income (loss):
Foreign currency translation adjustment
Minimum pension liability adjustment
Total other comprehensive loss
Total comprehensive income
Deferred compensation, net of amortization					1.2
Proceeds from issuance of common stock
pursuant to employee stock plans			191,111	0.0	4.7
Tax benefit realized from stock option transactions					0.3

Balance at May 31, 2003	1,656,200	$ 0.0	37,608,333	$ 0.4	$ 379.9

See accompanying notes

Stockholders’ Equity and Comprehensive Income

(Amounts in millions, except share data) Years ended May 31, 2003, 2002 and 2001

	Foreign	Minimum		Treasury Stock		Total
Deferred	Currency	Pension	Retained			Stockholders’
Compensation	Translation	Liability	Earnings	Shares	Amount	Equity

$ —	$ (11.1)	$ —	$ 242.8	(851,006)	$ (24.6)	$ 430.0

			36.3			36.3

	(1.7)					(1.7)
		(3.6)				(3.6)
						(5.3)
						31.0
						0.0
(0.2)						(0.2)

				795,687	21.8	26.0
						6.9

(0.2)	(12.8)	(3.6)	279.1	(55,319)	(2.8)	493.7

			93.5			93.5

	(0.7)					(0.7)
		(10.3)				(10.3)
						(11.0)
						82.5
(0.2)						0.2

				55,319	2.8	22.8
						8.8

						110.9

(0.4)	(13.5)	(13.9)	372.6	—	—	718.9

			58.6			58.6

	3.7					3.7
		(14.1)				(14.1)
						(10.4)
						48.2
(0.7)						0.5

						4.7
						0.3

$ (1.1)	$ (9.8)	$ (28.0)	$ 431.2	—	$ —	$ 772.6

Consolidated Statements of Cash Flows
(Amounts in millions) Years ended May 31,

	2003	2002	2001

Cash flows provided by operating activities:
Net income	$ 58.6	$ 93.5	$ 36.3
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of prepublication and production costs	61.0	50.2	68.8
Depreciation and amortization	46.1	36.6	42.4
Royalty advances expensed	31.6	26.6	28.7
Deferred income taxes	12.3	18.0	(15.1)
Non-cash portion of Cost of goods sold - Special Literacy Place and other charges	—	—	71.4
Non-cash portion of Cumulative effect of accounting change	—	8.1	—
Changes in assets and liabilities:
Accounts receivable, net	(17.9)	(14.1)	22.5
Inventories	(16.7)	(7.3)	(25.7)
Deferred promotion costs	(7.5)	(0.5)	(1.6)
Prepaid and other current assets	12.3	5.5	(22.0)
Accounts payable and other accrued expenses	21.5	(42.5)	(17.7)
Accrued royalties and deferred revenue	(4.1)	(6.0)	4.4
Tax benefit realized from stock option transactions	0.3	8.8	6.9
Other, net	(18.3)	(12.3)	6.3

Total adjustments	120.6	71.1	169.3

Net cash provided by operating activities	179.2	164.6	205.6
Cash flows used in investing activities:
Additions to property, plant and equipment	(83.9)	(78.4)	(90.5)
Prepublication costs	(55.7)	(53.5)	(54.5)
Royalty advances	(30.3)	(31.7)	(25.5)
Equity investment and related loan	(23.3)	—	—
Production costs	(15.5)	(13.0)	(13.7)
Acquisition-related payments	(10.2)	(66.7)	(396.4)
Proceeds from sale of investment	5.2	—	—
Other	(0.3)	4.8	3.3

Net cash used in investing activities	(214.0)	(238.5)	(577.3)
Cash flows provided by financing activities:
Borrowings under Loan Agreement and Revolver	521.1	835.2	552.3
Repayments of Loan Agreement and Revolver	(571.1)	(785.2)	(558.1)
Borrowings under Grolier Facility	138.0	—	350.0
Repayments of Grolier Facility	(188.0)	(300.0)	—
Proceeds received from issuance of 5.75% Notes, net of related costs	—	296.7	—
Proceeds received from issuance of 5% Notes, net of related costs	171.3	—	—
Borrowings under lines of credit	184.7	151.8	100.1
Repayments of lines of credit	(183.7)	(150.7)	(90.7)
Proceeds pursuant to employee stock plans	5.1	22.8	24.2
Other	5.4	0.2	(1.3)

Net cash provided by financing activities	82.8	70.8	376.5
Effect of exchange rate changes on cash	(0.1)	0.0	0.0

Net increase (decrease) in cash and cash equivalents	47.9	(3.1)	4.8
Cash and cash equivalents at beginning of year	10.7	13.8	9.0

Cash and cash equivalents at end of year	$ 58.6	$ 10.7	$ 13.8

Supplemental information:
Income taxes paid	$ 14.6	$ 27.5	$ 58.6
Interest paid	$ 32.5	$ 28.0	$ 43.5

See accompanying notes

Notes to Consolidated Financial Statements
(Amounts in millions, except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation
The consolidated financial statements include the accounts of Scholastic Corporation and all wholly-owned subsidiaries (the “Company”). All significant intercompany transactions are eliminated.

Use of estimates
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable; sales returns; amortization periods; pension obligations; and recoverability of inventories, deferred promotion costs, prepublication costs, royalty advances, goodwill and other intangibles.

Revenue recognition
The Company’s revenue recognition policies for its principal businesses are as follows:

School-Based Book Clubs — Revenue from school-based book clubs is recognized upon shipment of the products.

School-Based Book Fairs — Revenue from school-based book fairs is recognized ratably as each book fair occurs.

Continuities — The Company operates continuity programs whereby customers generally place a single order and receive multiple shipments of books over a period of time. Revenue from continuities is recognized at the time of shipment or, in applicable cases, upon customer acceptance. Reserves for estimated returns are established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns.

Trade — Revenue from the sale of children’s books for distribution in the retail channel primarily is recognized at the time of shipment, which generally is when title transfers to the customer. A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns.

Film Production and Licensing — Revenue from the sale of film rights, principally for the home video and domestic and foreign syndicated television markets, is recognized when the film has been delivered and is available for showing or exploitation. Licensing revenue is recorded in accordance with royalty agreements at the time the licensed materials are available to the licensee and collections are reasonably assured.

Magazines — Revenue is deferred and recognized ratably over the subscription period, as the magazines are delivered.

Educational Publishing — For shipments to schools, revenue is recognized on passage of title, which generally occurs upon receipt by the customer. Shipments to depositories are on consignment. Revenue is recognized based on actual shipments from the depositories to the schools. For certain software-based products, the Company offers new customers installation and training. In such cases, revenue is recognized when installation and training are complete.

Magazine Advertising — Revenue is recognized when the magazine is on sale and available to the subscribers.

Scholastic In-School Marketing — Revenue is recognized when the Company has satisfied its obligations under the program and the customer has acknowledged acceptance of the product or service.

Cash equivalents
Cash equivalents consist of short-term investments with original maturities of less than three months.

Accounts receivable
Accounts receivable are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for returns are based on historical return rates and sales patterns. Allowances for doubtful accounts are established through the evaluation of accounts receivable agings and prior collection experience to estimate the ultimate realization of these receivables.

Inventories
Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based primarily upon a calculation of forecasted demand utilizing the historical sales patterns of its products.

Deferred promotion costs
Deferred promotion costs represent direct mail and telemarketing promotion costs incurred to acquire customers in the Company’s continuity and magazine businesses. Promotional costs are deferred when incurred and amortized in the proportion that current revenues bear to estimated total revenues. The Company regularly evaluates the operating performance of the promotions over their life cycle based on historical and forecasted demand and adjusts the carrying value accordingly. All other advertising costs are expensed as incurred, except for certain direct marketing and telemarketing promotion costs that are deferred as discussed above.

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

Prepublication costs
The Company capitalizes the art, prepress, editorial and other costs incurred in the creation of the master copy of a book or other media (the “prepublication costs”). Prepublication costs are amortized on a straight-line basis over a three to seven year period. The Company regularly reviews the recoverability of the capitalized costs.

Royalty advances
The Company records a reserve for the recoverability of its outstanding advances to authors based primarily upon historical earndown experience. Royalty advances are expensed as related revenues are earned or when future recovery appears doubtful.

Goodwill and other intangibles
Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” under which goodwill and other intangible assets with indefinite lives are no longer amortized. The Company reviews its goodwill and non-amortizable intangibles on an annual basis for impairment, or more frequently if impairment indicators arise, in accordance with the provision of SFAS No. 142. Prior to adoption of SFAS No. 142, the Company amortized goodwill and other intangible assets over their estimated useful lives.

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

Noncurrent Liabilities
All of the rate assumptions discussed below impact the Company’s calculations of its pension and post-retirement obligations. The rates applied by the Company are based on the portfolios’ past average rates of return and discussions with actuaries. Any change in market performance, interest rate performance, assumed health care costs trend rate, or compensation rates could result in significant changes in the pension and post-retirement obligations.

Pension obligations—Scholastic Corporation and certain of its subsidiaries have defined benefit pension plans covering the majority of its employees who meet certain eligibility requirements. The Company follows SFAS No. 87, “Employers’ Accounting for Pensions,” in calculating the existing benefit obligations and net cost under the plans. These calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets, and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost. Pension benefits in the U.S. cash balance plan are based on formulas in which the employees’ balances are credited monthly with interest based on 1-year U.S. Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment period.

Other post-retirement benefits—Scholastic Corporation provides post-retirement benefits including healthcare and life insurance benefits to retired U.S. employees. A majority of the Company’s U.S. employees may become eligible for these benefits if they reach normal retirement age while working for the Company. The post-retirement medical plan benefits are funded on a pay-as-you-go basis. The Company follows SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other than Pensions,” in calculating the existing benefit obligation, which is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the expected and accumulated benefit obligations and the service and interest cost components of net periodic post-retirement benefit cost. The assumed health care cost trend rate is used in the measurement of the long term expected increase in medical claims.

Foreign currency translation
The Company’s non-U.S. dollar denominated assets and liabilities are translated into United States dollars at prevailing rates at the balance sheet date and the revenues, costs and expenses are translated at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of the foreign financial statements and the effect of exchange rate changes on long-term intercompany balances are accumulated and charged directly to the foreign currency translation adjustment component of stockholders’ equity.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

Earnings per share
Basic earnings per share is based on the weighted average shares of Class A Stock and Common Stock outstanding. Diluted earnings per share is based on the weighted average shares of Class A Stock and Common Stock outstanding adjusted for the impact of potentially dilutive securities outstanding. The dilutive impact of options outstanding is calculated using the treasury stock method, which treats the Common Stock issuable upon the exercise of the options outstanding as if they were exercised at the beginning of the period, adjusted for Common Stock assumed to be repurchased with the proceeds and tax benefit realized upon exercise. The dilutive impact of convertible debt outstanding is calculated on an if-converted basis, adjusting for interest foregone and Common Stock issuable upon conversion of the debt as if it was converted at the beginning of the period. Any potentially dilutive security is excluded from the computation of diluted earnings per share for any period in which it has an anti-dilutive effect.

Stock-based compensation
Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its stock option plans. In accordance with APB 25, no compensation expense was recognized with respect to the Company’s stock option plans, as the exercise price of the Company’s stock options was equal to the market price of the underlying stock on the date of grant and the exercise price and number of shares subject to grant were fixed.

If the Company had elected to recognize compensation expense based on the fair value of the options granted at the date of grant and in respect to shares issuable under the Company’s equity compensation plans as prescribed by SFAS No. 123, net income and diluted earnings per share for the three fiscal years ended May 31 would have been reduced to the pro forma amounts indicated in the table below:

	2003	2002	2001

Net income — as reported	$ 58.6	$ 93.5	$ 36.3
Add: Stock-based employee compensation included in reported net income, net of tax*	0.3	0.2	0.0
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	14.3	9.6	12.3

Net income — pro forma	$ 44.6	$ 84.1	$ 24.0

Basic earnings per share — as reported	$ 1.50	$ 2.55	$ 1.05
Basic earnings per share — pro forma	$ 1.14	$ 2.29	$ 0.69
Diluted earnings per share — as reported	$ 1.46	$ 2.38	$ 1.01
Diluted earnings per share — pro forma	$ 1.14	$ 2.22	$ 0.69

*	Related to the Management Stock Purchase Plan

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions for the three fiscal years ended May 31 as follows:

	2003	2002	2001

Expected divided yield	0.0%	0.0%	0.0%
Expected stock price volatility	61.5%	66.1%	44.5%
Risk-free interest rate	3.45%	4.59%	6.03%
Expected life of options	5 years	5 years	5 years

The weighted average fair value of options granted during fiscal 2003, 2002 and 2001 was $18.00, $25.24 and $15.59 per share, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the options’ vesting periods.

New accounting pronouncements
In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt this statement by the first quarter of fiscal 2004. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”
(“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective for all new variable interest entities created after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions of FIN 46 become effective for the Company on September 1, 2003. The Company does not expect that the adoption of FIN 46 will have a material impact on its financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Except as noted below, the Company is required to adopt this statement by the first quarter of fiscal 2004. Certain provisions of this statement relating to SFAS No. 133 implementation issues that have been effective for prior fiscal quarters will continue to be applied in accordance with their respective effective dates. The Company does not expect that the adoption of SFAS No. 149 will have a material impact on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for the Company on September 1,

2003. The Company does not expect that the adoption of SFAS No. 150 will have a material impact on the Company’s financial position, results of operations or cash flows.

2. SEGMENT INFORMATION
The Company categorizes its businesses into four operating segments: Children’s Book Publishing and Distribution; Educational Publishing; Media, Licensing and Advertising (which collectively represent the Company’s domestic operations); and International. This classification reflects the nature of products and services consistent with the method by which the Company’s chief operating decision-maker assesses operating performance and allocates resources.

Certain revenues and expenses related to the Company’s Internet activities have been reallocated to reflect the transition from a developing platform previously included in the Media, Licensing and Advertising segment to operational systems included in the Children’s Book Publishing and Distribution and Educational Publishing segments. Prior year segment results have been restated to reflect this reclassification.

•	Children’s Book Publishing and Distribution includes the publication and distribution of children’s books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.
•	Educational Publishing includes the publication and distribution to schools and libraries of curriculum materials, classroom magazines and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States.
•	Media, Licensing and Advertising includes the production and/or distribution of software in the United States, the production and/or distribution by and through the Company’s subsidiary, Scholastic Entertainment Inc., of programming and consumer products (including children’s television programming, videos, software, feature films, promotional activities and non-book merchandise), and advertising revenue, including sponsorship programs.
•	International includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

The following table sets forth information for the three fiscal years ended May 31 for the Company’s segments. Certain prior year amounts have been reclassified to conform with the present year presentation.

	Children’s
	Book			Media,
	Publishing			Licensing
	and	Educational		and		Total
	Distribution	Publishing		Advertising	Overhead(1)	Domestic		International	Consolidated

2003

Revenues	$ 1,189.9	$ 325.9		$ 123.5	$ 0.0	$ 1,639.3		$ 319.0	$ 1,958.3
Bad debt	64.1	0.8		1.0	0.0	65.9		6.4	72.3
Depreciation	10.1	3.9		3.1	25.3	42.4		3.2	45.6
Amortization(2)	16.9	27.8		16.3	0.0	61.0		0.5	61.5
Royalty advances expensed	25.8	2.5		0.9	0.0	29.2		2.4	31.6
Segment profit (loss)(3)	137.1	41.7		(5.4)	(74.1)	99.3		19.4	118.7
Segment assets	745.6	300.2		66.3	416.6	1,528.7		272.3	1,801.0
Goodwill	126.3	82.3		10.2	0.0	218.8		27.2	246.0
Expenditures for long-lived assets(4)	73.5	38.1		24.9	49.1	185.6		33.3	218.9
Long-lived assets(5)	299.3	191.7		39.9	250.5	781.4		99.9	881.3

2002

Revenues	$ 1,168.6	$ 316.9		$ 129.8	$ 0.0	$ 1,615.3		$ 301.7	$ 1,917.0
Bad debt	58.5	0.9		2.1	0.0	61.5		7.2	68.7
Depreciation	8.0	3.4		1.5	18.3	31.2		4.4	35.6
Amortization(2)	16.0	22.8		11.4	0.0	50.2		1.0	51.2
Royalty advances expensed	23.6	1.6		0.8	0.0	26.0		0.6	26.6
Segment profit (loss)(3)	178.4	44.1		(0.2)	(60.2)	162.1		24.6	186.7
Segment assets	685.5	303.8		55.3	362.1	1,406.7		222.9	1,629.6
Goodwill	129.5	82.9		10.0	0.0	222.4		33.8	256.2
Expenditures for long-lived assets(4)	112.5	51.9		22.4	47.8	234.6		8.7	243.3
Long-lived assets(5)	283.2	187.6		33.6	227.2	731.6		72.8	804.4

2001

Revenues	$ 1,221.9	$ 311.2		$ 132.5	$ 0.0	$ 1,665.6		$ 296.7	$ 1,962.3
Bad debt	62.8	1.2		2.5	0.0	66.5		9.0	75.5
Depreciation	6.4	3.4		0.2	13.9	23.9		4.3	28.2
Amortization(2)	16.6	46.6		17.2	0.3	80.7		2.3	83.0
Royalty advances expensed	22.9	0.9		3.4	0.0	27.2		1.5	28.7
Segment profit (loss)(3)	202.9	(67.1	)(6)	(3.5)	(58.4)	73.9	(6)	24.8	98.7	(6)
Segment assets	640.0	263.5		56.9	322.6	1,283.0		218.8	1,501.8
Goodwill	109.2	71.1		8.4	0.0	188.7		33.2	221.9
Expenditures for long-lived assets(4)	271.4	187.6		18.9	74.6	552.5		28.1	580.6
Long-lived assets(5)	268.3	178.6		34.6	168.2	649.7		68.3	718.0

(1)	Overhead includes all domestic corporate amounts not allocated to reportable segments, which includes unallocated expenses and costs related to the management of corporate assets. For fiscal 2003, includes $1.9 for the settlement of a securities lawsuit initiated in 1997. For fiscal 2002, includes $1.2 regarding the settlement of a litigation and related costs. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company’s headquarters in the metropolitan New York area, its fulfillment and distribution facilities located in Missouri and Arkansas, and an industrial/office building complex in Connecticut.
(2)	In fiscal 2003 and 2002, includes amortization of prepublication costs, production costs and other intangibles with definite lives. In fiscal 2001, includes amortization of prepublication costs, production costs, goodwill and other intangibles.
(3)	Segment profit/(loss) represents earnings before other income (expense), interest and income taxes. In fiscal 2002, it excludes the cumulative effect of accounting change of $5.2 net of tax, or $0.13 per diluted share, related to the Media, Licensing and Advertising segment. The impact on segment profit (loss) of the reclassification of Internet revenues and expenses was: a decrease in Children’s Book Publishing and Distribution segment profit of $12.8, $8.6 and $10.4 in fiscal 2003, 2002 and 2001, respectively; a decrease in Educational Publishing segment profit of $4.7 and $7.4 in fiscal 2003 and 2002, respectively, and an increase in Educational Publishing segment loss of $9.0 in fiscal 2001; offset by a decrease in the Media, Licensing and Advertising segment loss of $17.5, $16.0 and $19.4 in fiscal 2003, 2002 and 2001, respectively.
(4)	Includes expenditures for property, plant and equipment, investments in prepublication and production costs, royalty advances and acquisitions of, and investments in, businesses.
(5)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles, royalty advances, production costs and long-term investments.
(6)	Educational Publishing segment loss for fiscal 2001 reflects the Company’s decision not to update Scholastic Literacy Place®, which resulted in a $72.9 special charge to cost of goods sold.

The following table separately sets forth information for the three fiscal years ended May 31 for the U.S. direct-to-home continuity programs, which consist primarily of the business formerly operated by Grolier Incorporated (“Grolier”), and are included in the Children’s Book Publishing and Distribution segment, and for all other businesses included in the segment:

	Direct-to-home			All Other			Total

	2003	2002	2001	2003	2002	2001	2003	2002	2001

Revenues	$ 212.3	$ 209.0	$ 217.9	$ 977.6	$ 959.6	$ 1,004.0	$ 1,189.9	$ 1,168.6	$ 1,221.9
Bad debt	41.9	39.6	43.4	22.2	18.9	19.4	64.1	58.5	62.8
Depreciation	0.3	0.4	0.3	9.8	7.6	6.1	10.1	8.0	6.4
Amortization(1)	1.5	0.7	3.6	15.4	15.3	13.0	16.9	16.0	16.6
Royalty advances expensed	4.5	1.2	0.2	21.3	22.4	22.7	25.8	23.6	22.9
Business profit(2)	30.7	39.7	13.5	106.4	138.7	189.4	137.1	178.4	202.9
Business assets	258.4	241.8	243.1	487.2	443.7	396.9	745.6	685.5	640.0
Goodwill	93.0	93.4	88.4	33.3	36.1	20.8	126.3	129.5	109.2
Expenditures for long-lived assets(3)	6.8	9.5	213.9	66.7	103.0	57.5	73.5	112.5	271.4
Long-lived assets(4)	142.5	142.6	137.9	156.8	140.6	130.4	299.3	283.2	268.3

(1)	In fiscal 2003 and 2002, includes amortization of prepublication costs and other intangibles with definite lives. In fiscal 2001, includes amortization of prepublication costs, goodwill and other intangibles.
(2)	Business profit represents earnings before other income (expense), interest and income taxes.
(3)	Includes expenditures for property, plant and equipment, investments in prepublication costs, royalty advances and acquisitions of businesses.
(4)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles and royalty advances.

3. DEBT

The following summarizes debt as of May 31:
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	2003		2002

Lines of Credit	$ 28.5	$ 28.5	$ 23.3	$ 23.3
Grolier Facility	—	—	50.0	50.0
Loan Agreement and Revolver	—	—	50.0	50.0
7% Notes due 2003, net of discount	125.0	128.5	124.9	130.4
5.75% Notes due 2007, net of premium/discount	303.8	322.4	298.9	297.5
5.75% Notes due 2007 - swap valuation adjustment	5.6	5.6	1.8	1.8
5% Notes due 2013, net of discount	172.6	182.7	—	—
Other debt	0.4	0.4	0.4	0.4

Total debt	635.9	668.1	549.3	553.4
Less lines of credit and short-term debt	(153.7)	(157.2)	(23.5)	(23.5)

Total long-term debt	$ 482.2	$ 510.9	$ 525.8	$ 529.9

Short-term debt is carried at cost which approximates fair value. Fair values were estimated based on market quotes, where available, or dealer quotes.

The following table sets forth the maturities of the carrying values of the Company’s debt obligations as of May 31, 2003 for fiscal years ended May 31:

2004	$ 153.7
2005	0.1
2006	0.1
2007	309.4
2008	—
Thereafter	172.6

Total debt	$ 635.9

Lines of Credit
Scholastic Corporation’s international subsidiaries had unsecured lines of credit available in local currencies equivalent to $57.8 and $53.5 at May 31, 2003 and 2002, respectively. There were $28.5 and $23.3 outstanding under these credit lines at May 31, 2003 and 2002, respectively. These lines of credit are considered short-term in nature. The weighted average interest rates on the outstanding amounts were 6.89% and 5.43% at May 31, 2003 and 2002, respectively.

Grolier Facility
On June 22, 2000, Scholastic Inc. established a credit facility to finance $350.0 of the $400.0 Grolier purchase price (the “Grolier Facility”). As described in “5% Notes due 2013” below, the Grolier Facility was cancelled effective April 10, 2003. At May 31, 2002, $50.0 was outstanding under the Grolier Facility at a weighted average interest rate of 2.4%.

Loan Agreement
Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an amended and restated loan agreement with certain banks, effective August 11, 1999 and amended June 22, 2000 (the “Loan Agreement”). The Loan Agreement, which expires on August 11, 2004, provides for aggregate borrowings of up to $170.0 (with a right in certain circumstances to increase borrowings to $200.0), including the issuance of up to $10.0 in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee (when applicable) as of May 31, 2003 were 0.475% over LIBOR, 0.150% and 0.075%, respectively. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At May 31, 2003 and 2002, $0 and $50.0, respectively, were outstanding under the Loan Agreement. The weighted average interest rate at May 31, 2002 was 2.7%.

Revolver
Scholastic Corporation and Scholastic Inc. are joint and several borrowers under a Revolving Loan Agreement with a bank, effective November 10, 1999 and amended June 22, 2000 (the “Revolver”). The Revolver provides for unsecured revolving credit of up to $40.0 and expires on August 11, 2004. Interest under this facility is either at the prime rate minus 1%, or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of May 31, 2003 were 0.475% over LIBOR and 0.150%, respectively. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At May 31, 2003 and 2002, there were no borrowings outstanding under the Revolver.

7% Notes due 2003
On December 23, 1996, Scholastic Corporation issued $125.0 of 7% Notes (the “7% Notes”). The 7% Notes are senior unsecured obligations that mature on December 15, 2003. The 7% Notes are not redeemable prior to maturity. Interest on the 7% Notes is payable semi-annually on December 15 and June 15 of each year.

5.75% Notes due 2007
On January 23, 2002, Scholastic Corporation issued $300.0 of 5.75% Notes (the “5.75% Notes”). The 5.75% Notes are senior unsecured obligations that mature on January 15, 2007. Interest on the 5.75% Notes is payable semi-annually on July 15 and January 15 of each year. The Company may, at any time, redeem all or a portion of the 5.75% Notes at a redemption price (plus accrued interest to the date of redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption.

Interest Rate Swap Agreement
On February 5, 2002, Scholastic Corporation entered into an interest rate swap agreement, designated as a fair value hedge as defined under SFAS No. 133, whereby the Company would receive a fixed interest rate payment based on a notional amount and pay a variable interest rate to the counterparty, which is reset semi-annually based on six-month LIBOR (as defined). This agreement was entered into in the notional amount of $100.0 to exchange the fixed interest rate payments on a portion of the 5.75% Notes for variable interest rate payments. In accordance with SFAS No. 133, the swap is considered perfectly effective and all changes in fair value are recorded to Other assets and Long-term debt. On May 28, 2003, $50.0 of the initial notional amount was settled, and the Company received a payment of $5.4 from the counterparty. The cash received was used to partially reduce the Other asset previously established, and the corresponding credit will be amortized over the remaining term of the 5.75% Notes. The fair value recorded as of May 31, 2003 and 2002 was $5.6 and $1.8, respectively.

5% Notes due 2013
On April 4, 2003, Scholastic Corporation issued $175.0 of 5% Notes (the “5% Notes”). The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable on April 15 and October 15 of each year, beginning October 15, 2003. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of the redemption. Net proceeds from the sale, after deducting discounts, commissions and estimated expenses, were used to retire all outstanding indebtedness under the Grolier Facility, which was then cancelled; and to reduce indebtedness outstanding under the Loan Agreement and the Revolver.

4. COMMITMENTS AND CONTINGENCIES

Commitments
The Company leases warehouse space, office space and equipment under various operating leases. Certain of these leases provide for rent increases based on price-level factors. In most cases, management expects that in the normal course of business leases will be renewed or replaced by other leases. The Company has no significant capitalized leases. Total rent expense relating to the Company’s operating leases was $48.3, $44.2 and $41.5 for the fiscal years ended May 31, 2003, 2002 and 2001, respectively. The rent payments are subject to escalation provisions and are net of sublease income. The aggregate minimum future annual rental commitments at May 31, 2003 under all non-cancelable operating leases, totaling $292.6, are as follows: 2004 - $41.9; 2005 - $33.0; 2006 - $24.6; 2007 - $16.5; 2008 - $11.8; later years - $164.8.

The Company had certain contractual commitments, principally relating to royalty advances, at May 31, 2003 totaling $15.7. The aggregate annual commitments are as follows: 2004 - $13.3; 2005 - $2.0; 2006 - $0.4.

Contingencies
Various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

5. ACQUISITIONS

Fiscal 2002 Acquisitions
During fiscal 2002, the Company completed the acquisitions of the stock or assets of the following companies: Troll Book Fairs LLC, a national school-based book fair operator; Tom Snyder Productions, Inc., a developer and publisher of interactive educational software and producer of television programming; Sandvik Publishing Ltd., d/b/a Baby’s First Book Club®, a direct marketer of age-appropriate books and toys for young children; Klutz, a publisher and creator of “books plus” products for children; Teacher’s Friend Publications, Inc., a producer and marketer of materials that teachers use to decorate their classrooms; and Nelson B. Heller & Associates, a publisher of business-to-business newsletters. The aggregate purchase price for these acquisitions, net of cash received, was $66.7, and the related goodwill and other intangibles was $31.9. In addition to the initial purchase price paid for Klutz of $42.8, additional payments of up to $31.3 may be made to the seller in 2004 and 2005, contingent upon the achievement of certain revenue thresholds.

The assets and liabilities of each business acquired were adjusted to their fair values as of the date of acquisition, with the purchase price in excess of the fair market value assigned to goodwill.

The following summarizes the allocation of the aggregate purchase price of the fiscal 2002 acquisitions:

Value

Accounts receivable	$ 9.6
Inventory	10.7
Other current assets	6.1
Property, plant and equipment	1.2
Goodwill and other intangibles	31.9
Noncurrent deferred taxes	18.6
Other assets	0.4
Current liabilities	(11.8)

Cash paid for acquisitions, net of cash received	$ 66.7

The allocation of the aggregate purchase price was finalized during fiscal 2003. The operating results of each fiscal 2002 acquisition have been included in the Company’s consolidated results of operations since the respective dates of acquisition. The effect on operating results of including the acquired business operations on a pro forma basis would not be material.

In connection with the fiscal 2002 acquisitions, the Company established liabilities of $3.2 at May 31, 2002, relating primarily to severance and other exit costs. As of May 31, 2003, $1.6 of these liabilities remain unpaid.

Fiscal 2001 Acquisition — Grolier
On June 22, 2000, Scholastic Inc., a subsidiary of Scholastic Corporation, acquired all of the issued and outstanding capital stock of Grolier. In connection with the Grolier acquisition, the Company established a plan for integrating Grolier’s operations. Accordingly, the Company established liabilities of approximately $17.7 relating primarily to severance, fringe benefits and related salary continuance, as well as certain exit costs associated with the integration of certain of Grolier’s operational and administrative functions. At May 31, 2003 and 2002, the established liabilities for integration costs related to severance and other exit costs were in excess of the expected costs by $0.5 and $2.1, respectively, resulting in a decrease in the recorded liabilities and a reduction of Selling, general and administrative expenses, which are reflected in the table below. As of May 31, 2003, $1.5 of these liabilities remain unpaid and are expected to be paid over the next two fiscal years.

A summary of the activity in the established liabilities is detailed in the following table:

	Severance
	and	Other
	Related	Exit
	Costs	Costs	Total

Liabilities established at acquisition	$ 13.3	$ 4.4	$ 17.7
Fiscal 2001 payments	(1.8)	(1.2)	(3.0)

Balance at May 31, 2001	11.5	3.2	14.7
Fiscal 2002 payments	(7.3)	(0.7)	(8.0)
Fiscal 2002 adjustment	(1.2)	(0.9)	(2.1)

Balance at May 31, 2002	3.0	1.6	4.6

Fiscal 2003 payments	(2.2)	(0.4)	(2.6)
Fiscal 2003 adjustment	(0.2)	(0.3)	(0.5)

Balance at May 31, 2003	$ 0.6	$ 0.9	$ 1.5

6. ACQUISITION OF GOOSEBUMPS RIGHTS
In fiscal 2003, the Company acquired all worldwide rights to the Goosebumps™ property from Parachute Press, Inc. and its affiliates (“Parachute”) and the parties settled all outstanding disputes between them. Under the agreement, the Company paid $9.7 to acquire all Parachute’s rights in the Goosebumps trademark, to publish existing and future Goosebumps books and to develop and exploit the property on a worldwide basis in all media, without future royalty obligations to Parachute Press, Inc.

7. INVESTMENT
On June 24, 2002, the Company entered into a joint venture with The Book People, Ltd., a direct marketer of books in the United Kingdom, to distribute books to the home under the Red House name and through schools under the Scholastic School Link name. Accordingly, $9.6 relating to Red House has been recorded as an investment in the joint venture (See Note 8). The Company also acquired a 15% equity interest in The Book People Group, Ltd. for £12.0 (equivalent to $17.9 as of the date of the transaction) with a possible additional payment of £3.0 based on operating results and contingent on repayment of all borrowings under a £3.0 revolving credit facility established at the date of the transaction by the Company in favor of The Book People Group, Ltd. The revolving credit facility is available to fund the expansion of The Book People Group, Ltd. and for working capital purposes. As of May 31, 2003, £3.0 (equivalent to $4.9) was outstanding under the revolving credit facility. The equity investment in The Book People Group, Ltd. and credit facility are included in Other in the Other Assets and Deferred Charges section of the Consolidated Balance Sheets.

8. GOODWILL AND
OTHER INTANGIBLES
The Company adopted SFAS No. 142, effective as of June 1, 2001. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise. In fiscal 2003 and 2002, the Company completed the required annual impairment reviews of goodwill. These reviews required the Company to estimate the fair value of its identified reporting units. For each of the reporting units, the estimated fair value was determined utilizing the expected present value of the projected future cash flows of the units. In all instances, the estimated fair value of the reporting units exceeded their book values and therefore no write-down of goodwill was required.

The following table reflects unaudited pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on the first day of the fiscal year ended May 31, 2001:

2001

Net income, as reported	$ 36.3
Add back: amortization expense, net of tax	8.3

Pro forma net income	$ 44.6
Basic net income per Share of Class A Stock and
Common Stock:
As reported	$ 1.05
Pro forma	$ 1.29
Diluted net income per Share of Class A Stock and
Common Stock:
As reported	$ 1.01
Pro forma	$ 1.24

The following table summarizes the activity in Goodwill as of May 31:

	2003	2002	2001

Beginning balance	$ 256.2	$ 221.9	$ 63.5
Additions due to acquisitions	0.4	35.4	169.9
Investment in joint venture	(9.6)	—	—
Amortization	—	—	(10.3)
Other adjustments	(1.0)	(1.1)	(1.2)

Total	$ 246.0	$ 256.2	$ 221.9

The following table summarizes Other intangibles subject to amortization as of May 31:

	2003	2002

Customer lists	$ 2.9	$ 2.8
Accumulated amortization	(2.5)	(2.2)

Net customer lists	0.4	0.6

Other intangibles	3.9	3.9
Accumulated amortization	(2.3)	(2.1)

Net other intangibles	1.6	1.8

Total	$ 2.0	$ 2.4

Amortization expense for Other intangibles totaled $0.5, $1.0 and $3.9 for the fiscal years ended May 31, 2003, 2002 and 2001, respectively. Amortization expense for these assets is currently estimated to total $0.3 for each of the fiscal years ending May 31, 2004 through 2006, and $0.2 for each of the fiscal years ending May 31, 2007 and 2008. The weighted average amortization periods for these assets by major asset class are three years and 14 years for customer lists and other intangibles, respectively.

The following table summarizes Other intangibles not subject to amortization as of May 31:

	2003	2002

Net carrying value by major class:
Titles	$ 31.0	$ 31.0
Licenses	17.2	17.2
Major sets	11.4	11.4
Trademarks and Other	12.6	1.8

Total	$ 72.2	$ 61.4

9. INCOME TAXES
The provisions for income taxes for the fiscal years ended May 31 are based on earnings before taxes and Cumulative effect of accounting change as follows:

	2003	2002	2001

United States	$ 81.8	$ 144.7	$ 50.0
Non-United States	8.3	8.6	7.1

	$ 90.1	$ 153.3	$ 57.1

The provisions for income taxes attributable to earnings before Cumulative effect of accounting change for the fiscal years ended May 31 consist of the following components:

	2003	2002	2001

Federal
Current	$ 11.5	$ 29.4	$ 26.9
Deferred	13.4	15.4	(13.5)

	$ 24.9	$ 44.8	$ 13.4

State and local
Current	$ 3.4	$ 3.7	$ 4.0
Deferred	0.9	2.0	(2.8)

	$ 4.3	$ 5.7	$ 1.2

International
Current	$ 4.3	$ 3.5	$ 5.0
Deferred	(2.0)	0.6	1.2

	$ 2.3	$ 4.1	$ 6.2

Total
Current	$ 19.2	$ 36.6	$ 35.9
Deferred	12.3	18.0	(15.1)

	$ 31.5	$ 54.6	$ 20.8

The provisions for income taxes attributable to earnings before Cumulative effect of accounting change for the fiscal year ended May 31 differ from the amount of tax determined by applying the federal statutory rate as follows:

	2003	2002	2001

Computed federal statutory provision	$ 31.5	$ 53.7	$ 20.0
State income tax provision, net of federal income tax benefit	2.8	3.6	0.8
Difference in effective tax rates on earnings of foreign subsidiaries	(1.4)	(0.7)	1.8
Charitable contributions	(1.4)	(1.8)	(1.6)
Other — net	0.0	(0.2)	(0.2)

Total provision for income taxes	$ 31.5	$ 54.6	$ 20.8

Effective tax rates	35.0%	35.6%	36.5%

The undistributed earnings of foreign subsidiaries at May 31, 2003 are $18.1. Any remittance of foreign earnings would not result in any significant additional tax.

At May 31, 2003, the Company has a charitable deduction carryforward of $9.6, which expires in the fiscal years ending May 31, 2007 and 2008 and a foreign tax credit carryforward of $0.8 which expires in the fiscal year ending May 31, 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes as determined under enacted tax laws and rates. The tax effects of items that give rise to deferred tax assets and liabilities as of May 31 for the indicated fiscal years are as follows:

	2003	2002

Net deferred tax assets:
Tax uniform capitalization	$ 24.3	$ 26.5
Inventory reserves	16.7	18.4
Allowance for doubtful accounts	19.6	19.9
Other accounting reserves	18.4	21.8
Post-retirement, post-employment and pension obligations	21.3	16.3
Tax carryforwards	5.1	1.5
Prepaid expenses	(15.2)	(12.2)
Depreciation and amortization	(10.7)	(0.3)
Other — net	(1.5)	(4.2)

Total net deferred tax assets	$ 78.0	$ 87.7

Net deferred tax assets of $78.0 at May 31, 2003 and $87.7 at May 31, 2002 include $1.2 in Other accrued expenses at May 31, 2003 and $3.1 and $4.6 in Other noncurrent liabilities at May 31, 2003 and 2002, respectively.

10. CAPITAL STOCK AND STOCK OPTIONS
Scholastic Corporation has authorized capital stock of 2,500,000 shares of Class A Stock, par value $0.01 per share (the “Class A Stock”); 70,000,000 shares of Common Stock, par value $0.01 per share (the “Common Stock”); and 2,000,000 shares of Preferred Stock, par value $1.00 per share (the “Preferred Stock”).

Class A and Common Stock
At May 31, 2003, 1,656,200 shares of Class A Stock and 37,608,333 shares of Common Stock were outstanding. At May 31, 2003, Scholastic Corporation had reserved for issuance 11,346,808 shares of Common Stock. Of these shares, 9,314,998 shares were reserved for issuance under the Company’s stock option plans (including shares available for grant and options currently outstanding), 1,656,200 shares were reserved for issuance upon conversion of the Class A Stock and 375,610 shares were reserved for future issuances under the Company’s stock purchase plans.

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

With the exception of voting rights and conversion rights, and as to the rights of holders of Preferred Stock if issued, the Class A Stock and the Common Stock are equal in rank and are entitled to dividends and distributions, when and if declared by the Board of Directors. Scholastic Corporation has not paid any cash dividends since its public offering in 1992 and has no current plans to pay any dividends on its Class A Stock or Common Stock.

Preferred Stock
The Preferred Stock may be issued in one or more series, with the rights of each series, including voting rights, to be determined by the Board of Directors before each issuance. To date, no shares of Preferred Stock have been issued.

Stock Options
The Company presently has three stockholder-approved employee stock plans: the Scholastic Corporation 1992 Stock Option Plan (the “1992 Plan”), under which no further options are issuable, the Scholastic Corporation 1995 Stock Option Plan (the “1995 Plan”) and the Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”). The 1995 Plan provides for the issuance of non-qualified stock options and incentive stock options. The 2001 Plan provides for the issuance of non-qualified stock options, incentive stock options, restricted stock and other stock-based awards. At May 31, 2003, non-qualified stock options to purchase 678,900; 4,316,358; and 1,587,500 shares of Common Stock were outstanding under the 1992 Plan, 1995 Plan and 2001 Plan, respectively; and 0; 27,490; and 2,411,250 shares of Common Stock were available for additional awards under the 1992 Plan, 1995 Plan and 2001 Plan, respectively.

The Company also maintains two stockholder-approved stock option plans for outside directors: the 1992 Outside Directors’ Stock Option Plan (the “1992 Directors’ Plan”), under which no further options are issuable, and the 1997 Outside Directors’ Stock Option Plan (the “1997 Directors’ Plan”), which provide for the grant of non-qualified stock options. The 1997 Directors’ Plan, as amended, provides for the automatic grant of 6,000 options to non-employee directors on the date of each annual Stockholders’ meeting. At May 31, 2003, options to purchase 257,500 and 12,000 shares of Common Stock were outstanding and 24,000 and 0 shares of Common Stock were available for additional awards under the 1997 Directors’ Plan and the 1992 Directors’ Plan, respectively. In September 2002 and January 2002, options were awarded under the 1997 Directors’ Plan at exercise prices of $43.54 and $49.70, respectively. On July 14, 2003, the Board of Directors approved Amendment No. 2 to the 1997 Directors’ Plan, subject to approval by the Class A Stockholders, to increase the shares of Common Stock authorized for issuance under the plan by 270,000.

Generally, options granted under the various plans may not be exercised for a minimum of one year after the date of grant and expire ten years after the date of grant.

The following table sets forth the stock option activity for the three fiscal years ended May 31:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding — beginning of year	5,539,712	$ 27.58	6,035,804	$ 25.28	5,568,966	$ 22.05
Granted	1,392,240	32.69	692,000	42.62	1,724,000	32.81
Exercised	(59,694)	21.49	(911,292)	22.07	(1,170,012)	20.68
Cancelled	(20,000)	34.31	(276,800)	32.79	(87,150)	30.16

Outstanding — end of year	6,852,258	$ 28.65	5,539,712	$ 27.58	6,035,804	$ 25.28

Exercisable — end of year	4,669,518	$ 26.05	4,083,962	$ 24.52	3,588,804	$ 22.47

The following table sets forth information as of May 31, 2003 regarding weighted average exercise prices and weighted average remaining contractual lives for the remaining outstanding stock options, sorted by range of exercise price:

	Options Outstanding			Options Exercisable

			Weighted
			Average		Weighted
		Weighted	Remaining		Average
		Average	Contractual	Number	Exercise
Options Price Range	Number	Exercise Price	Life	Exercisable	Price

$15.73 — $20.97	1,726,868	$ 18.34	4.5 years	1,726,868	$ 18.34
$20.98 — $26.21	1,433,000	25.19	7.0 years	919,000	25.37
$26.22 — $31.45	740,400	29.44	3.5 years	730,400	29.42
$31.46 — $36.69	2,166,740	33.69	7.8 years	972,500	32.06
$36.70 — $41.94	142,250	38.36	8.5 years	58,250	38.08
$41.95 — $47.18	551,000	43.02	8.5 years	198,000	43.13
$47.19 — $52.42	92,000	50.25	7.7 years	64,500	49.92

Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (“ESPP”), which is offered to eligible U.S. employees. The ESPP permits participating employees to purchase Common Stock, through after-tax payroll deductions, on a quarterly basis at a 15% discount from the lower of the closing price of the Common Stock on NASDAQ on the first or last business day of each fiscal quarter. During fiscal 2003, 2002 and 2001, the Company issued 131,417, 71,073 and 55,630 shares under the ESPP at a weighted average price of $25.54, $35.87 and $28.41 per share, respectively. At May 31, 2003, 34,807 shares were authorized to be issued under the ESPP. On July 14, 2003, the Board of Directors approved an amendment to the ESPP, subject to approval by the Class A Stockholders, in order to increase the number of shares of Common Stock authorized for issuance under the ESPP by 500,000.

Management Stock Purchase Plan
The Company maintains a Management Stock Purchase Plan (“MSPP”), which allows certain members of senior management to defer up to 100% of their annual cash bonus payment in the form of restricted stock units (“RSUs”). The RSUs are purchased by the employee at a discount from the lowest closing price of the Common Stock on NASDAQ during the fiscal quarter in which such bonuses are payable and are converted into shares of Common Stock on a one-for-one basis at the end of the applicable deferral period. Effective June 1, 2002, the MSPP was amended to increase the discount on the purchase of RSUs to 25% from 15%. During fiscal 2003, 2002 and 2001, the Company allocated 62,071 RSUs, 45,301 RSUs, and 27,330 RSUs to participants under the MSPP at a weighted average price of $25.22, $30.60 and $22.61 per RSU, resulting in an expense of $0.5, $0.2 and $0.1, respectively. Effective December 18, 2002, the MSPP was amended to allow certain additional management personnel to purchase RSU’s at a discount rate of 10%.

11. EMPLOYEE BENEFIT PLANS
The Company has a cash balance retirement plan (the “Pension Plan”), which covers the majority of the U.S. employees who meet certain eligibility requirements. The Company funds all of the contributions for the Pension Plan. Benefits generally are based on the Company’s contributions and interest credits allocated to participants accounts based on years of benefit service and annual pensionable earnings. It is the Company’s policy to fund the minimum amount required by the Employee Retirement Income Security Act (“ERISA”) of 1974, as amended.

Scholastic Ltd., one of the Company’s wholly-owned subsidiaries, has a defined benefit pension plan (the “U.K. Pension Plan”) that covers United Kingdom employees who meet various eligibility requirements. Benefits are based on years of service and on a percentage of compensation near retirement. The U.K. Pension Plan is funded by contributions from the U.K. subsidiary and its employees.

Grolier Ltd., the Company’s wholly-owned subsidiary in Canada, provides a defined benefit pension plan (the “Grolier Canada Pension Plan”) that covers employees who meet certain eligibility requirements. All full time employees are eligible to participate in the plan after two years of employment. The Company’s contributions to the fund have been suspended due to an actuarial surplus. Employees are not required to contribute to the fund.

The Company provides certain Post-Retirement Benefits (the “U.S. Post-Retirement Benefits”) consisting of certain healthcare and life insurance benefits provided to retired U.S. employees. A majority of the Company’s U.S. employees may become eligible for these benefits if they reach normal retirement age while working for the Company. In fiscal 2003, the Company amended the U.S. Post-Retirement Benefits by increasing the participants’ contribution rate. The impact of this amendment was to reduce the benefit obligation by $8.6. The balance was recorded as unrecognized prior service cost and will be amortized over 14½ years. At May 31, 2003, the unrecognized prior service cost remaining is $8.1.

The following table sets forth the change in benefit obligation and plan assets and reconciliation of funded status under the Pension Plan, the U.K. Pension Plan, the Grolier Canada Pension Plan and the U.S. Post-Retirement Benefits for the two fiscal years ended May 31:

	Pension Benefits		Post-Retirement Benefits

	2003	2002	2003	2002

Change in benefit obligation
Benefit obligation at beginning of year	$ 111.6	$ 103.4	$ 23.4	$ 18.3
Service cost	5.9	4.7	0.5	0.4
Interest cost	7.7	7.4	1.8	1.3
Plan participants’ contributions	0.6	0.6	—	—
Amendments	0.2	—	(8.6)	—
Actuarial losses	11.8	4.2	13.9	5.1
Curtailment loss	—	0.2	—	—
Foreign currency exchange rate changes	2.3	(0.3)	—	—
Benefits paid	(8.9)	(8.6)	(2.2)	(1.7)

Benefit obligation at end of year	$ 131.2	$ 111.6	$ 28.8	$ 23.4

Change in plan assets
Fair value of plan assets at beginning of year	$ 87.3	$ 93.0	$ —	$ —
Actual (loss) on plan assets	(2.3)	(1.3)	—	—
Company contributions	11.0	4.5	—	—
Plan participants’ contributions	0.4	0.4	—	—
Administrative expenses	(0.8)	(0.3)	—	—
Foreign currency exchange rate changes	2.2	(0.4)	—	—
Benefits paid	(8.9)	(8.6)	—	—

Fair value of plan assets at end of year	$ 88.9	$ 87.3	$ —	$ —

Funded status
Underfunded status of the plans	$ (42.3)	$ (24.3)	$ (28.8)	$ (23.4)
Unrecognized net actuarial loss	54.0	30.6	18.9	6.0
Unrecognized prior service cost	(2.1)	(2.6)	(8.1)	(0.2)
Unrecognized net asset obligation	0.4	0.5	—	—

Accrued benefit asset/(liability)	$ 10.0	$ 4.2	$ (18.0)	$ (17.6)

Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$ 8.8	$ 3.3	$ —	$ —
Accrued benefit liability	(43.3)	(21.9)	(18.0)	(17.6)
Intangible asset	0.1	—	—	—
Accumulated other comprehensive loss	43.2	21.8	—	—

Net amount recognized	$ 8.8	$ 3.2	$ (18.0)	$ (17.6)

Weighted average assumptions
Discount rate	6.0%	7.1%	6.0%	7.3%
Compensation increase factor	4.0%	4.1%	—	—

The Company’s pension plans have different measurement dates as follows: for the Pension Plan—May 31, 2003; for the U.K. Pension Plan—March 31, 2003; and for the Grolier Canada Pension Plan—December 31, 2002. Plan assets consist primarily of stocks, bonds, money market funds and U.S. government obligations.

Information with respect to the pension plans with accumulated benefit obligations in excess of plan assets is as follows for the fiscal years ended May 31:

	2003	2002

Projected benefit obligations	$ 124.9	$ 106.0
Accumulated benefit obligations	118.9	103.0
Fair value of plan assets	81.7	80.1
Projected weighted average return of plan assets	8.9%	9.4%

The following table sets forth the components of the net periodic benefit costs under the Pension Plan, U.K. Pension Plan and Grolier Canada Pension Plan and the U.S. Post-Retirement Benefits for the three fiscal years ended May 31:

	Pension Benefits			Post-Retirement Benefits

	2003	2002	2001	2003	2002	2001

Components of Net Periodic Benefit Cost:
Service cost	$ 5.9	$ 4.7	$ 5.1	$ 0.5	$ 0.4	$ 0.3
Interest cost	7.7	7.4	7.3	1.8	1.3	1.4
Expected return on assets	(8.6)	(8.8)	(9.7)	—	—	—
Net amortization and deferrals	0.1	(0.2)	0.1	(0.6)	—	—
Curtailment loss	—	0.2	—	—	—	—
Recognized net actuarial loss/(gain)	1.2	0.5	(0.2)	1.0	—	—

Net periodic benefit cost	$ 6.3	$ 3.8	$ 2.6	$ 2.7	$ 1.7	$ 1.7

The accumulated Post-Retirement benefit obligation was determined using a discount rate of 6.0%. Service cost and interest components were determined using a discount rate of 7.3%. The assumed health care cost trend rate was 10.0%, with an annual decline of 0.5% until the rate reaches its ultimate rate of 5% in fiscal 2013. A decrease of 1.0% in the health care cost trend rate would result in decreases of approximately $2.7 in the accumulated benefit obligation and $0.3 in the annual net periodic post-retirement benefit cost. An increase of 1.0% in the health care cost trend rate would result in increases of approximately $3.2 in the accumulated benefit obligation and $0.3 in the annual net periodic post-retirement benefit cost.

The Company also provides defined contribution plans for certain eligible employees. In the U.S., the Company sponsors a 401(k) plan and has contributed $5.8, $4.7 and $4.0 for fiscal 2003, 2002 and 2001, respectively. For its internationally based employees, the expenses under these plans totaled $1.9, $1.4 and $1.2 for fiscal 2003, 2002, and 2001, respectively.

12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three years ended May 31:

(amounts in millions, except per share data)

	2003	2002	2001

Net income for basic earnings per share	$ 58.6	$ 93.5	$ 36.3
Dilutive effect of Debentures	—	2.1	—

Adjusted net income for diluted earnings per share	$ 58.6	$ 95.6	$ 36.3

Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings per share	39.1	36.7	34.7
Dilutive effect of Common Stock issued pursuant to employee stock plans	1.0	1.6	1.4
Dilutive effect of Debentures	—	1.8	—

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings per share	40.1	40.1	36.1

Earnings per Share of Class A Stock and Common Stock:
Earnings before Cumulative effect of accounting change:
Basic	$ 1.50	$ 2.69	$ 1.05
Diluted	$ 1.46	$ 2.51	$ 1.01
Cumulative effect of accounting change (net of income taxes):
Basic	$ —	$ (0.14)	$ —
Diluted	$ —	$ (0.13)	$ —
Net income:
Basic	$ 1.50	$ 2.55	$ 1.05
Diluted	$ 1.46	$ 2.38	$ 1.01

For fiscal 2001, the effect of the potential conversion of $110.0 of Scholastic Corporation’s 5% Convertible Subordinated Debentures (the “Debentures”) into 2.9 million shares on Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings per share was anti-dilutive and was not included in the calculation. On January 11, 2002, pursuant to the exercise of Scholastic Corporation’s optional redemption rights, $109.8 of the Debentures were converted at the option of the holders into 2.9 million shares of Common Stock and $0.2 were redeemed for cash.

13. CUMULATIVE EFFECT OF ACCOUNTING CHANGE
On June 1, 2001, the Company adopted Statement of Position No. 00-2 (“SOP 00-2”), “Accounting by Producers and Distributors of Films,” which replaced SFAS No. 53, “Financial Reporting by Producers and Distributors of Motion Picture Films.” SOP 00-2 provides that film costs should be accounted for under an inventory model and discusses various topics such as revenue recognition and accounting for exploitation costs and impairment assessment. In addition, SOP 00-2 establishes criteria for which revenues should be included in the Company’s ultimate revenue projections.
The Company recognizes revenue from its film licensing arrangements when the film is complete and delivered, the license period has begun, the fee is fixed or determinable and collection is reasonably assured. The costs of producing film and acquiring film distribution rights are capitalized and amortized using the individual-film-forecast method. This method amortizes such residual costs in the same ratio that current period revenue bears to estimated remaining unrecognized revenue as of the beginning of the fiscal year. All exploitation costs are expensed as incurred. As a result of the adoption of SOP 00-2, the Company recorded a net of tax charge of $5.2 in the first quarter of fiscal 2002 to reduce the carrying value of its film production costs. This charge is reflected in the Company’s consolidated statements of operations as a Cumulative effect of accounting change and is attributed entirely to the Media, Licensing and Advertising segment. Management estimates that these costs will be amortized over the next three years.

14. COST OF GOODS SOLD — SPECIAL LITERACY PLACE AND OTHER CHARGES
On April 16, 2001, the Company decided not to update Scholastic Literacy Place, its grade K to 6 basal reading textbook program, for any future state adoptions. This decision resulted in a pre-tax charge in fiscal 2001 of $72.9. The impact of this charge on fiscal 2001 earnings per diluted share was $1.20. The charge consisted of the following related to Literacy Place and other exited programs: previously capitalized prepublication costs of $51.6, inventory write-offs of $19.8 and severance and other related costs of $1.5, of which $0.3 and $0.5 remained on the Consolidated Balance Sheets at May 31, 2003 and 2002, respectively.

15. SPECIAL SEVERANCE CHARGE
On May 28, 2003, the Company announced a reduction in its global work force of approximately 400 positions, or 4%, the majority of which were scheduled to take effect in the first quarter of fiscal 2004. Severance and related costs related to the reduction in work force totaled $10.9, which is reflected in the Company’s income statement as the Special severance charge.

The following table sets forth total severance and related costs, by segment:

Amount

Children’s Book Publishing and Distribution	$ 2.4
Educational Publishing	2.1
International	3.8
Media, Licensing and Advertising	1.0
Overhead	1.6

Total severance costs	$ 10.9

A summary of the activity in the established liabilities is detailed in the following table:

Amount

Liabilities established	$ 10.9
Fiscal 2003 payments	(1.2)

Balance at May 31, 2003	$ 9.7

The remaining liability of $9.7 represents payments in the form of salary continuance pursuant to severance agreements, which are expected to be paid over the next two fiscal years.

16. LITIGATION AND OTHER CHARGES
On September 23, 2002, the Company announced that it had agreed in principle to settle a class action lawsuit initiated in 1997, captioned In re Scholastic Corporation Securities Litigation, 97 Civ. 2447 (JFK). The settlement agreement resulted in a pre-tax charge in fiscal 2003 of $1.9, which represents the portion of the total settlement amount of $7.5 that is not being paid by the insurance carrier.

On July 30, 2002, the Company agreed in principle to settle a lawsuit filed in 1995 with Robert Harris and
Harris Entertainment, Inc., for which the Company had established a $6.7 liability in the second quarter of fiscal 2000. The case involved stock appreciation rights allegedly granted to Mr. Harris by the Company in 1990 in connection with a joint venture formed primarily to produce motion pictures. The settlement agreement resulted in a fiscal 2002 pre-tax charge of $1.2, which represents the amount by which the settlement and related legal expenses exceeded the previously recorded liability.

17. OTHER INCOME (EXPENSE)
On December 30, 2002, the Company sold a portion of its interest in a French publishing company for $5.2, resulting in a pre-tax gain of $2.9. The impact of this gain on fiscal 2003 earnings per diluted share was $0.05 in fiscal 2003.

In fiscal 2002, the Company wrote off an equity investment of $2.0. The impact of this charge on earnings per diluted share was $0.03 in fiscal 2002.

18. OTHER FINANCIAL DATA
Deferred promotion costs were $52.8 and $44.6 at May 31, 2003 and 2002, respectively. Promotion costs expensed were $109.1, $94.5 and $94.7 for the fiscal years ended May 31, 2003, 2002 and 2001, respectively. Promotional expense consists of $99.9, $88.0 and $86.6 for direct-to-home continuity program promotions and $9.2, $6.5 and $8.1 for magazine advertising for fiscal 2003, 2002 and 2001, respectively.

Other advertising expenses were $161.4, $164.2 and $179.9 for the fiscal years ended May 31, 2003, 2002 and 2001, respectively.

The financial statement impact of write-downs of deferred promotion costs to net realizable value during the periods presented was not material.

Accumulated amortization of prepublication costs was $76.3 and $62.4 at May 31, 2003 and 2002, respectively. The Company amortized $47.5, $42.6 and $54.8 for the fiscal years ended May 31, 2003, 2002 and 2001, respectively.

Other accrued expenses include a reserve for unredeemed credits issued in conjunction with the Company’s school-based book club and book fair operations of $12.4 and $12.3 at May 31, 2003 and 2002, respectively.

Report of Independent Auditors

THE BOARD OF DIRECTORS AND STOCKHOLDERS
SCHOLASTIC CORPORATION

We have audited the accompanying consolidated balance sheets of Scholastic Corporation (the “Company”) as of May 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended May 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at May 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. As discussed in Note 8 to the consolidated financial statements, the Company changed its accounting for goodwill and other indefinite lived intangible assets in 2002.

New York, New York
July 14, 2003

Supplementary Financial Information

Summary of Quarterly Results of Operations (Unaudited, amounts in millions except per share data) Years ended May 31,

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)	Year

2003

Revenues	$ 306.9	$ 660.3	$ 433.7	$ 557.4	$ 1,958.3
Cost of goods sold	160.2	281.8	198.3	241.8	882.1
Net income/(loss)	(44.6)	75.0	(0.5)	28.7	58.6
Earnings/(loss) per share:
Basic	$ (1.14)	$ 1.92	$ (0.01)	$ 0.73	$ 1.50
Diluted	$ (1.14)	$ 1.85	$ (0.01)	$ 0.72	$ 1.46

2002

Revenues	$ 306.1	$ 637.2	$ 432.7	$ 541.0	$ 1,917.0
Cost of goods sold	159.5	275.1	199.6	217.9	852.1
Earnings/(loss) before Cumulative effect of accounting change	(31.8)	66.5	11.9	52.1	98.7
Cumulative effect of accounting change (net of tax)	(5.2)	—	—	—	(5.2)
Net income/(loss)	(37.0)	66.5	11.9	52.1	93.5
Earnings/(loss) per share before Cumulative effect of accounting change:
Basic	$ (0.90)	$ 1.88	$ 0.32	$ 1.33	$ 2.69
Diluted	$ (0.90)	$ 1.69	$ 0.31	$ 1.28	$ 2.51
Earnings/(loss) per share:
Basic	$ (1.05)	$ 1.88	$ 0.32	$ 1.33	$ 2.55
Diluted	$ (1.05)	$ 1.69	$ 0.31	$ 1.28	$ 2.38

(1)	The fourth quarter of fiscal 2003 includes a pre-tax Special severance charge of $10.9, or $0.18 per diluted share, relating to a reduction in work force.

Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A | Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Scholastic Corporation (the “Corporation”), after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

Part III

Item 10 | Directors and Executive Officers of the Registrant
Information regarding directors required by this item is incorporated herein by reference from the Corporation’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
Certain information regarding the Corporation’s Executive Officers is set forth in Part I - Item 1 - Business.

Item 11 | Executive Compensation
Incorporated herein by reference from the Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated herein by reference from the Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13 | Certain Relationships and Related Transactions
Incorporated herein by reference from the Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14 | Principal Accountant Fees and Services
Incorporated herein by reference from the Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Part IV

Item 15 | Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements:
The following consolidated financial statements are included in Item 8:
Consolidated Statements of Income for the three years ended May 31, 2003, 2002 and 2001
Consolidated Balance Sheets at May 31, 2003 and 2002
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the three years ended May 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the three years ended May 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedule:
The following consolidated financial statement schedule is included in Item 15(d): Schedule II- Valuation and Qualifying Accounts and Reserves
All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

(a)(3)	Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Corporation (incorporated by reference to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-46338) as filed with the SEC on March 12, 1992); together with Certificate of Amendment, effective as of September 19, 2000, to the Corporation’s Amended and Restated Certificate of incorporation (incorporated by reference to the Corporation’s Quarterly Report filed with the SEC in October 16, 2000).

3.2	Bylaws of the Corporation, amended and restated as of March 16, 2000 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on April 14, 2000).

4.1	Amended and Restated Credit Agreement, dated as of August 11, 1999, among the Corporation and Scholastic Inc., as borrowers, the Initial lenders named therein, Citibank, N.A., as administrative agent, Salomon Smith Barney Inc., as arranger, and Chase Manhattan Bank, N.A., and Fleet Bank, N.A., as syndication agents (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 23, 2000), together with Amendment No. 1, dated as of June 22, 2000 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 25, 2000).

4.2*	Amended and Restated Revolving Loan Agreement, dated November 10, 1999, among the Corporation, Scholastic Inc. and Sun Bank, National Association, together with Amendment No. 1, dated June 22, 2000.

4.3*	Credit Agreement Facility, dated November 2, 1999, between Scholastic Canada Ltd. and Canadian Imperial Bank of Commerce.

4.4*	Credit Agreement Facility, dated June 24, 1993, between Scholastic Ltd. and Citibank, N.A.

4.5*	Credit Agreement, dated May 14, 1992, as amended between Scholastic Ltd. and Midland Bank.

4.6*	Credit Agreement, dated December 21, 2001, between Scholastic Australia Pty. Ltd. and Westpac Banking Corporation.

4.7*	Indenture dated December 15, 1996 for 7% Notes due December 15, 2003 issued by the Corporation.

4.8	Indenture dated January 23, 2002 for 5.75% Notes due January 15, 2007 issued by the Corporation (incorporated by reference to the Corporation’s Registration Statement on Form S-3 (Registration No. 333-55238) as filed with the SEC on February 8, 2001).

4.9*	Indenture dated April 4, 2003 for 5% Notes due 2013 issued by the Corporation.

10.1**	Scholastic Corporation 1992 Stock Option Plan (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 27, 1992, SEC File Number 000-19860), together with Amendment No. 1 to the Scholastic Corporation 1992 Stock Option Plan, effective as of July 18, 2001 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 24, 2001).

10.2**	Scholastic Corporation 1995 Stock Option Plan, effective as of September 21, 1995 (incorporated by reference to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-98186) as filed with the SEC on October 16, 1995), together with Amendment No. 1 to the Scholastic Corporation 1995 Stock Option Plan, effective September 16, 1998 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 15, 1998) and Amendment No. 2 to the Scholastic Corporation 1995 Stock Option Plan, effective as of July 18, 2001 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 24, 2001).

10.3**	Scholastic Corporation 1992 Outside Directors’ Stock Option Plan (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 27, 1992, SEC File Number 000-19860).

10.4**	Scholastic Corporation Management Stock Purchase Plan, amended and restated effective as of December 18, 2002 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 14, 2003).

10.5**	Scholastic Corporation 1997 Outside Director Stock Option Plan, amended and restated as of May 25, 1999 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 23, 1999), together with Amendment No. 1 dated September 20, 2001 to the 1997 Outside Directors’ Stock Option Plan (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 14, 2002).

10.6**	Scholastic Corporation 1995 Director’s Deferred Compensation Plan, amended and restated as of May 25, 1999 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 23, 1999).

10.7**	Scholastic Corporation Executive Performance Incentive Plan, effective as of June 1, 1999 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 15, 1999).

10.8**	Description of split dollar life insurance arrangements for the benefit of Richard Robinson.

10.9**	Scholastic Corporation 2001 Stock Incentive Plan (incorporated by reference to Appendix A of the Corporation’s definitive Proxy Statement as filed with the SEC on August 24, 2001).

10.10	Amended and Restated Lease, effective as of August 1, 1999, between ISE 555 Broadway, LLC, landlord, and Scholastic Inc., tenant, for the building known as 555 Broadway, NY, NY (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 23, 1999).

10.11	Amended and Restated Sublease, effective as of October 9, 1996, between Kalodop Corp., as sublandlord, and Scholastic Inc., as subtenant, for the premises known as 557 Broadway, NY, NY (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 23, 1999).

21	Subsidiaries of the Corporation.

23	Consent of Independent Auditors.

31.1	Certification of the Chief Executive Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer of the Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

A Current Report on Form 8-K was filed with the SEC on April 3, 2003 reporting under Item 5 (Other Events) a press release announcing the sale of the 5% Notes.

A Current Report on Form 8-K was filed with the SEC on May 28, 2003 reporting under Item 5 (Other Events) a press release announcing a workforce reduction.

A Current Report on Form 8-K was filed with the SEC on July 11, 2003 reporting under Item 12 (Results of Operations and Financial Condition) a press release regarding estimates of results of operations for the Corporation’s quarter and fiscal year ended May 31, 2003.

A Current Report on Form 8-K was filed with the SEC on July 15, 2003 reporting under Item 12 (Results of Operations and Financial Condition) a press release regarding results of operations for the Corporation’s quarter and fiscal year ended May 31, 2003.

*	Such long-term debt does not individually amount to more than 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. Accordingly, pursuant to Item 601(b)(4)(iii) of Regulation S-K, such instrument is not filed herewith. The Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.
**	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 15, 2003	SCHOLASTIC CORPORATION

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

Signature	Title	Date

/s/ Richard Robinson	Chairman of the Board, President,	August 15, 2003
Richard Robinson	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kevin J. McEnery	Executive Vice President and Chief	August 15, 2003
Kevin J. McEnery	Financial Officer (Principal Financial Officer)

/s/ Karen A. Maloney	Vice President and Controller	August 15, 2003
Karen A. Maloney	(Principal Accounting Officer)

/s/ Rebeca M. Barrera	Director	August 15, 2003
Rebeca M. Barrera

/s/ Ramon C. Cortines	Director	August 15, 2003
Ramon C. Cortines

/s/ John L. Davies	Director	August 15, 2003
John L. Davies

/s/ Charles T. Harris III	Director	August 15, 2003
Charles T. Harris III

/s/ Andrew S. Hedden	Director	August 15, 2003
Andrew S. Hedden

Signature	Title	Date

/s/ Mae C. Jemison	Director	August 15, 2003
Mae C. Jemison

/s/ Linda B. Keene	Director	August 15, 2003
Linda B. Keene

/s/ Peter M. Mayer	Director	August 15, 2003
Peter M. Mayer

/s/ John G. McDonald	Director	August 15, 2003
John G. McDonald

/s/ Augustus K. Oliver	Director	August 15, 2003
Augustus K. Oliver

/s/ Richard M. Spaulding	Director	August 15, 2003
Richard M. Spaulding

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K
YEAR ENDED MAY 31, 2003
ITEM 15(d)

Schedule II

Valuation and Qualifying Accounts and Reserves
(Amounts in millions) Years ended May 31,
	Balance at
	Beginning	Charged		Write-Offs		Balance at
	Of Year	to Income		and Other		End of Year

2003

Allowance for doubtful accounts	$ 62.6	$ 72.3		$ 74.4		$ 60.5
Reserve for returns	61.3	164.1		167.2	(1)	58.2
Reserve for obsolescence	55.1	26.7		27.4		54.4
Reserve for royalty advances	44.6	5.0		3.8		45.8

2002

Allowance for doubtful accounts	$ 70.1	$ 68.7		$ 76.2		$ 62.6
Reserve for returns	63.0	156.8		158.5	(1)	61.3
Reserve for obsolescence	64.7	22.1		31.7		55.1
Reserve for royalty advances	43.0	3.7		2.1		44.6

2001

Allowance for doubtful accounts	$ 14.7	$ 75.5		$ 20.1		$ 70.1
Reserve for returns	44.1	160.4		141.5	(1)	63.0
Reserve for obsolescence	41.8	51.9	(2)	29.0		64.7
Reserve for royalty advances	38.8	4.4		0.2		43.0

(1)	Represents actual returns charged to the reserve.
(2)	Includes $19.8 pertaining to the Special Charge related to the Company’s decision not to update Scholastic Literacy Place.