Form 10-Q
period 2003-08-31
SCHOLASTIC CORP
filed 2003-10-10
CIK 866729

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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
Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of September 30, 2003
Common Stock, $.01 par value	37,670,381
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003
INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
(Amounts in millions, except per share data)

	Three months ended August 31,
	2003	2002
Revenues	$475.4	$306.9
Operating costs and expenses:
Cost of goods sold	281.4	160.2
Selling, general and administrative expenses	188.1	178.0
Bad debt expense	20.7	18.3
Depreciation and amortization	13.0	10.6
Special severance charge	2.0	—
Litigation charge	—	1.9

Total operating costs and expenses	505.2	369.0
Operating loss	(29.8)	(62.1)
Interest expense, net	8.9	7.6

Loss before income taxes	(38.7)	(69.7)
Benefit from income taxes	13.9	25.1

Net loss	$(24.8)	$(44.6)

Basic and diluted loss per Share of Class A and Common Stock:	$(0.63)	$(1.14)

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share data)

	August 31, 2003	May 31, 2003	August 31, 2002
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9.1	$58.6	$7.6
Accounts receivable, net	379.2	266.2	236.3
Inventories	491.9	382.6	445.3
Deferred promotion costs	55.5	52.8	45.1
Deferred income taxes	90.9	74.6	105.7
Prepaid and other current assets	51.7	47.3	64.1

Total current assets	1,078.3	882.1	904.1
Property, plant and equipment, net	336.8	341.7	323.3
Prepublication costs	121.2	122.0	110.0
Production costs	12.6	11.0	12.4
Goodwill	254.8	246.0	248.5
Other intangibles	74.2	74.2	63.8
Other assets and deferred charges	120.3	124.0	130.9

Total assets	$1,998.2	$1,801.0	$1,793.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Lines of credit and short-term debt	$221.8	$153.7	$74.2
Accounts payable	220.1	139.4	185.0
Accrued royalties	116.5	32.3	54.3
Deferred revenue	27.0	18.8	24.1
Other accrued expenses	123.1	133.5	94.7

Total current liabilities	708.5	477.7	432.3
Noncurrent Liabilities:
Long-term debt	479.3	482.2	625.2
Other noncurrent liabilities	63.3	68.5	60.3

Total noncurrent liabilities	542.6	550.7	685.5
Commitments and Contingencies	—	—	—
Stockholders' Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	381.0	379.9	376.2
Deferred compensation	(1.0)	(1.1)	(1.5)
Accumulated other comprehensive loss	(39.7)	(37.8)	(27.9)
Retained earnings	406.4	431.2	328.0

Total stockholders' equity	747.1	772.6	675.2

Total liabilities and stockholders' equity	$1,998.2	$1,801.0	$1,793.0

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(Amounts in millions)

	Three months ended August 31,
	2003	2002
Cash flows used in operating activities:
Net loss	$(24.8)	$(44.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepublication and production costs	16.5	13.3
Depreciation and amortization	13.0	10.6
Royalty advances expensed	5.4	3.7
Deferred income taxes	(16.3)	(24.0)
Changes in assets and liabilities:
Accounts receivable, net	(114.0)	8.1
Inventories	(109.1)	(86.6)
Deferred promotion costs	(2.9)	(0.5)
Prepaid and other current assets	(2.5)	(5.0)
Accrued royalties	84.3	16.7
Accounts payable and other accrued expenses	65.7	27.9
Deferred revenue	7.6	7.4
Other, net	(2.7)	(2.3)

Total adjustments	(55.0)	(30.7)

Net cash used in operating activities	(79.8)	(75.3)
Cash flows used in investing activities:
Prepublication expenditures	(12.4)	(8.4)
Acquisition-related payments	(8.8)	—
Additions to property, plant and equipment	(8.3)	(34.6)
Royalty advances	(6.1)	(7.2)
Production expenditures	(4.8)	(2.0)
Equity investment and related loan	—	(22.5)
Other	(0.3)	0.0

Net cash used in investing activities	(40.7)	(74.7)
Cash flows provided by financing activities:
Borrowings under Loan Agreement and Revolver	174.4	267.9
Repayments of Loan Agreement and Revolver	(112.6)	(122.7)
Borrowings under Grolier Facility	—	50.0
Repayments of Grolier Facility	—	(50.0)
Borrowings under lines of credit	32.3	20.7
Repayments of lines of credit	(24.3)	(20.2)
Proceeds pursuant to employee stock plans	1.2	1.2

Net cash provided by financing activities	71.0	146.9

Net decrease in cash and cash equivalents	(49.5)	(3.1)
Cash and cash equivalents at beginning of period	58.6	10.7

Cash and cash equivalents at end of period	$9.1	$7.6

See accompanying notes

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Amounts in millions, except per share data)

1.     Basis of Presentation

The accompanying condensed consolidated financial statements consist of the accounts of Scholastic Corporation and all wholly-owned subsidiaries ("Scholastic" or the "Company"). These financial statements have not been audited, but reflect those adjustments consisting of normal recurring items which management considers necessary for a fair presentation of financial position, results of operations and cash flow. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

The Company's business is closely correlated to the school year. Consequently, the results of operations for the three months ended August 31, 2003 and 2002 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the August 31, 2002 condensed consolidated balance sheet is included for comparative purposes.

The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable; sales returns; amortization periods; pension obligations; and recoverability of inventories, deferred promotion costs, prepublication costs, royalty advances, goodwill and other intangibles.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Stock-Based Compensation

Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock option plans. In accordance with APB 25, no compensation expense was recognized with respect to the Company's stock option plans, as the exercise price of the Company's stock options was equal to the market price of the underlying stock on the date of grant and the exercise price and number of shares subject to grant were fixed. If the Company had elected to recognize compensation expense based on the fair value of the options granted at the date of grant and in respect to shares issuable under the Company's equity compensation plans as prescribed by SFAS No. 123, net income and basic and diluted loss per share would have been reduced to the pro forma amounts indicated in the following table:

	Three months ended August 31,
	2003	2002
Net loss—as reported	$(24.8)	$(44.6)
Add: Stock-based employee compensation included in reported net loss, net of tax*	0.1	0.0
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	1.9	3.4

Net loss—pro forma	$(26.6)	$(48.0)

Basic and diluted loss per share — as reported	$(0.63)	$(1.14)
Basic and diluted loss per share — pro forma	$(0.68)	$(1.23)

*
Related to the Management Stock Purchase Plan

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions of FIN 46 will become effective for the Company during the fiscal 2004 third quarter. The Company does not expect that the adoption of FIN 46 will have a material impact on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 became effective for the Company on September 1, 2003. The Company does not expect that the adoption of SFAS No. 150 will have a material impact on the Company's financial position, results of operations or cash flows.

2.     Investment

On June 24, 2002, the Company entered into a joint venture with The Book People, Ltd., a direct marketer of books in the United Kingdom, to distribute books to the home under the Red House name and through schools under the Scholastic School Link name. Accordingly, £5.9 (equivalent to $9.1 as of the date of the transaction) relating to Red House was recorded as an investment in the joint venture in the first quarter of fiscal 2003 (see Note 7). The Company also acquired a 15% equity interest in The Book People Group, Ltd. for £12.0 (equivalent to $17.9 as of the date of the transaction) with a possible additional payment of £3.0 based on operating results and contingent on repayment of all borrowings under a £3.0 revolving credit facility established at the date of the transaction by the Company in favor of The Book People Group, Ltd. The revolving credit facility is available to fund the expansion of The Book People Group, Ltd. and for working capital purposes. As of August 31, 2003, £3.0 (equivalent to $4.9) was outstanding under the revolving credit facility. The equity investment in The Book People Group, Ltd. and credit facility are included in Other assets and deferred charges in the Condensed Consolidated Balance Sheets.

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

Certain revenues and expenses related to the Company's Internet activities have been reallocated to reflect the transition from a developing platform previously included in the Media, Licensing and Advertising segment to operational systems included in the Children's Book Publishing and Distribution and Educational Publishing segments. Prior year segment results have been restated to reflect this reclassification.

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

•
Media, Licensing and Advertising includes the production and/or distribution of software in the United States, the production and/or distribution by and through the Company's subsidiary, Scholastic Entertainment Inc., of programming and consumer products (including children's television programming, videos, software, feature films, promotional activities and non-book merchandise), and advertising revenue, including sponsorship programs.

•
International includes the publication and distribution of products and services outside the United States by the Company's international operations, and its export and foreign rights businesses.

The following table sets forth the Company's segment information for the periods indicated. Certain prior year amounts have been reclassified to conform with the current year presentation.

	Children's Book Publishing and Distribution	Educational Publishing	Media, Licensing and Advertising	Overhead(1)	Total Domestic	International	Consolidated
Three months ended August 31, 2003
Revenues	$288.2	$105.8	$16.1	$0.0	$410.1	$65.3	$475.4
Bad debt	18.7	0.0	0.2	0.0	18.9	1.8	20.7
Depreciation	2.9	0.6	0.7	7.2	11.4	1.5	12.9
Amortization(2)	4.1	8.7	3.8	0.0	16.6	0.0	16.6
Royalty advances expensed	4.7	0.3	0.1	0.0	5.1	0.3	5.4
Segment profit/(loss)(3)	(16.4)	15.4	(5.6)	(19.3)	(25.9)	(3.9)	(29.8)
Segment assets	932.0	329.6	79.8	387.2	1,728.6	269.6	1,998.2
Goodwill	132.1	82.3	13.8	0.0	228.2	26.6	254.8
Expenditures for long-lived assets(4)	18.6	6.9	11.7	2.5	39.7	1.0	40.7
Long-lived assets(5)	308.0	188.9	46.1	245.8	788.8	96.4	885.2

Three months ended August 31, 2002
Revenues	$140.2	$88.2	$16.8	$0.0	$245.2	$61.7	$306.9
Bad debt	15.8	0.2	0.3	0.0	16.3	2.0	18.3
Depreciation	2.5	0.8	0.5	5.5	9.3	1.2	10.5
Amortization(2)	4.3	6.7	2.4	0.0	13.4	0.0	13.4
Royalty advances expensed	3.4	0.3	0.0	0.0	3.7	0.0	3.7
Segment profit/(loss)(3)	(42.2)	10.8	(6.5)	(21.0)	(58.9)	(3.2)	(62.1)
Segment assets	763.0	305.2	58.9	415.8	1,542.9	250.1	1,793.0
Goodwill	129.7	82.9	10.0	0.0	222.6	25.9	248.5
Expenditures for long-lived assets(4)	15.9	3.8	3.6	26.5	49.8	20.3	70.1
Long-lived assets(5)	287.5	183.2	36.0	245.8	752.5	94.1	846.6

(1)
Overhead includes all domestic corporate amounts not allocated to reportable segments, which includes unallocated expenses and costs related to the management of corporate assets. The three months ended August 31, 2002 include $1.9 for the settlement of a securities lawsuit initiated in 1997. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company's headquarters in the metropolitan New York area, its fulfillment and distribution facilities located in Missouri and Arkansas, and an industrial/office building complex in Connecticut.

(2)
Includes amortization of prepublication costs, production costs and other intangibles with definite lives.

(3)
Segment profit/(loss) represents earnings/(loss) before interest and income taxes. The impact on segment profit/(loss) of the reclassification of Internet revenues and expenses for the three months ended August 31, 2002 was: an increase in Children's Book Publishing and Distribution segment loss of $2.8 and a decrease in Educational Publishing segment profit of $1.4, offset by a decrease in the Media, Licensing and Advertising segment loss of $4.2.

(4)
Includes expenditures for property, plant and equipment, investments in prepublication and production costs, royalty advances and acquisitions of, and investments in, businesses.

(5)
Includes property, plant and equipment, prepublication costs, goodwill, other intangibles, royalty advances, production costs and long-term investments.

The following table separately sets forth information for the periods indicated for the U.S. direct-to-home continuity programs, which consist primarily of the business formerly operated by Grolier Incorporated ("Grolier") and are included in the Children's Book Publishing and Distribution segment, and for all other businesses included in the segment:

	Three months ended August 31,
	Direct-to-home		All Other		Total
	2003	2002	2003	2002	2003	2002
Revenues	$50.6	$50.5	$237.6	$89.7	$288.2	$140.2
Bad debt	11.9	11.3	6.8	4.5	18.7	15.8
Depreciation	0.1	0.2	2.8	2.3	2.9	2.5
Amortization(1)	0.2	0.3	3.9	4.0	4.1	4.3
Royalty advances expensed	0.5	0.0	4.2	3.4	4.7	3.4
Business profit/(loss)(2)	1.6	2.2	(18.0)	(44.4)	(16.4)	(42.2)
Business assets	269.9	244.6	662.1	518.4	932.0	763.0
Goodwill	97.1	93.2	35.0	36.5	132.1	129.7
Expenditures for long-lived assets(3)	1.4	0.6	17.2	15.3	18.6	15.9
Long-lived assets(4)	147.2	142.5	160.8	145.0	308.0	287.5

(1)
Includes amortization of prepublication costs and other intangibles with definite lives.

(2)
Business profit/(loss) represents earnings/(loss) before interest and income taxes.

(3)
Includes expenditures for property, plant and equipment, investments in prepublication costs, royalty advances and acquisitions of businesses.

(4)
Includes property, plant and equipment, prepublication costs, goodwill, other intangibles and royalty advances.

4.     Debt

The following table summarizes debt as of the dates indicated:

	August 31, 2003	May 31, 2003	August 31, 2002
Lines of Credit	$34.8	$28.5	$24.1
Grolier Facility	—	—	50.0
Loan Agreement and Revolver	61.8	—	195.2
7% Notes due 2003, net of discount	125.0	125.0	124.9
5.75% Notes due 2007, net of premium/discount	303.5	303.8	298.9
5.75% Notes due 2007—swap valuation adjustment	2.9	5.6	5.9
5% Notes due 2013, net of discount	172.7	172.6	—
Other debt	0.4	0.4	0.4

Total debt	701.1	635.9	699.4
Less lines of credit and short-term debt	(221.8)	(153.7)	(74.2)

Total long-term debt	$479.3	$482.2	$625.2

The following table sets forth the maturities of the carrying values of the Company's debt obligations as of August 31, 2003 for the remainder of fiscal 2004 and thereafter:

	May 31,
Nine-month period ending:	2004	$160.0
Fiscal years ending:	2005	61.9
	2006	0.1
	2007	306.4
	2008	—
	Thereafter	172.7

	Total debt	$701.1

Grolier Facility.    Scholastic Inc., a wholly-owned subsidiary of Scholastic Corporation, established a credit facility to finance $350.0 of the $400.0 Grolier purchase price (the "Grolier Facility"). No borrowings were outstanding under the Grolier Facility as of August 31, 2003 or May 31, 2003 because the Grolier Facility was cancelled effective April 10, 2003. At August 31, 2002, $50.0 was outstanding under the Grolier Facility at a weighted average interest rate of 2.5%.

Loan Agreement.    Scholastic Corporation and Scholastic Inc., are joint and several borrowers under an amended and restated loan agreement with certain banks (the "Loan Agreement"). The Loan Agreement, which expires on August 11, 2004, provides for aggregate borrowings of up to $170.0 (with a right in certain circumstances to increase borrowings to $200.0), including the issuance of up to $10.0 in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company's credit rating. The interest rate, facility fee and utilization fee (when applicable) as of August 31, 2003 were 0.475% over LIBOR, 0.150% and 0.075%, respectively. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2003 and 2002, $55.0 and $165.0, respectively, were outstanding under the Loan Agreement at a weighted average interest rate of 1.6% and 2.5%, respectively. At May 31, 2003, there were no borrowings outstanding under the Loan Agreement.

Revolver.    Scholastic Corporation and Scholastic Inc. are joint and several borrowers under a Revolving Loan Agreement with a bank (the "Revolver"). The Revolver provides for unsecured revolving credit of up to $40.0 and expires on August 11, 2004. Interest under this facility is either at the prime rate minus 1%, or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company's credit rating. The interest rate and facility fee as of August 31, 2003 were 0.475% over LIBOR and 0.150%, respectively. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2003 and 2002, $6.8 and $30.2, respectively, were outstanding under the Revolver at a weighted average interest rate of 1.8% and 2.4%, respectively. At May 31, 2003, there were no borrowings outstanding under the Revolver.

7% Notes due 2003.    Scholastic Corporation has $125.0 of 7% Notes (the "7% Notes") outstanding. The 7% Notes are senior unsecured obligations that mature on December 15, 2003. The 7% Notes are not redeemable prior to maturity. Interest on the 7% Notes is payable semi-annually on December 15 and June 15 of each year.

5.75% Notes due 2007.    Scholastic Corporation has $300.0 of 5.75% Notes (the "5.75% Notes") outstanding. The 5.75% Notes are senior unsecured obligations that mature on January 15, 2007. Interest on the 5.75% Notes is payable semi-annually on July 15 and January 15 of each year. The Company may, at any time, redeem all or a portion of the 5.75%

Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of the redemption.

Interest Rate Swap Agreement.    Scholastic Corporation is a party to an interest rate swap agreement, designated as a fair value hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," whereby the Company receives a fixed interest rate payment from, and pays an amount based on a variable interest rate (which is reset semi-annually based on six-month LIBOR as defined) to, the counterparty based on a current notional amount of $50.0. This agreement was entered into in order to exchange the fixed interest rate payments on a portion of the 5.75% Notes for variable interest rate payments. In accordance with SFAS No. 133, the swap is considered perfectly effective and all changes in fair value are recorded to Other assets and deferred charges and Long-term debt. The fair value recorded as of August 31, 2003 and 2002 was $2.9 and $5.9, respectively. The fair value recorded as of May 31, 2003 was $5.6.

5% Notes due 2013.    On April 4, 2003, Scholastic Corporation issued $175.0 of 5% Notes (the "5% Notes"). The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2003. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of the redemption.

5.     Comprehensive Loss

The following table sets forth comprehensive loss for the periods indicated:

	Three months ended August 31,
	2003	2002
Net loss	$(24.8)	$(44.6)
Other comprehensive loss:
Foreign currency translation adjustment	(1.9)	0.9
Minimum pension liability	—	(1.5)

Total other comprehensive loss	(1.9)	(0.6)

Comprehensive loss	$(26.7)	$(45.2)

6.     Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average Shares of Class A Stock and Common Stock outstanding during the period. The diluted loss per share was equal to the basic loss per share for the three months ended August 31, 2003 and 2002 because options outstanding were antidilutive. The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted loss per share computations for the periods indicated:

	Three months ended August 31,
	2003	2002
Net loss	$(24.8)	$(44.6)

Weighted average Shares of Class A Stock and Common Stock outstanding for basic and diluted loss per share	39.3	39.1

Basic and Diluted Loss per Share of Class A Stock and Common Stock:	$(0.63)	$(1.14)

7.     Goodwill and Other Intangibles

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

The following table summarizes the activity in Goodwill for the periods indicated:

	Three months ended August 31, 2003	Twelve months ended May 31, 2003	Three months ended August 31, 2002
Beginning balance	$246.0	$256.2	$256.2
Additions due to acquisitions	9.5	0.4	—
Investment in joint venture	—	(9.6)	(9.1)
Other adjustments	(0.7)	(1.0)	1.4

Total	$254.8	$246.0	$248.5

In the quarter ended August 31, 2003, the Company completed the acquisitions of certain assets of Troll Holdings, Inc., a national school-based book club operator and publisher, for $4.0 and the assumption of certain ordinary course liabilities, and the stock of BTBCAT, Inc., which operates Back to Basics Toys, a direct-to-home catalog business specializing in children's toys, for $4.8. The results of the Back to Basics Toys business will be included in the Media, Licensing and Advertising segment.

The following table summarizes Other intangibles subject to amortization at the dates indicated:

	August 31, 2003	May 31, 2003	August 31, 2002
Customer lists	$2.9	$2.9	$2.8
Accumulated amortization	(2.6)	(2.5)	(2.3)

Net customer lists	0.3	0.4	0.5

Other intangibles	4.0	3.9	3.9
Accumulated amortization	(2.3)	(2.3)	(2.1)

Net other intangibles	1.7	1.6	1.8

Total	$2.0	$2.0	$2.3

Amortization expense for Other intangibles totaled $0.1 for the three months ended August 31, 2003 and 2002 and $0.5 for the twelve months ended May 31, 2002. Amortization expense for these assets is currently estimated to total $0.3 for each of the fiscal years ending May 31, 2004 through 2006, and $0.2 for each of the fiscal years ending May 31, 2007 and 2008. The weighted average amortization periods for these assets by major asset class are three years and 14 years for customer lists and other intangibles, respectively.

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	August 31, 2003	May 31, 2003	August 31, 2002
Net carrying value by major class:
Titles	$31.0	$31.0	$31.0
Licenses	17.2	17.2	17.2
Major sets	11.4	11.4	11.4
Trademarks and Other	12.6	12.6	1.9

Total	$72.2	$72.2	$61.5

8.     Special Severance Charges

On May 28, 2003, the Company announced a reduction in its global work force. The majority of the affected employees were notified in the fiscal year ended May 31, 2003, and accordingly the Company established liabilities for severance and other related costs of $10.9 for that fiscal year. In the quarter ended August 31, 2003, the Company established liabilities for severance and other related costs of $2.0 with respect to employees notified in the quarter. These charges are reflected in the Company's income statement as the Special severance charges for the year ended May 31, 2003 and the quarter ended August 31, 2003, respectively.

A summary of the activity in the related liabilities is detailed in the following table:

Amount
Liabilities established at May 31, 2003	$10.9
Fiscal 2003 payments	(1.2)

Balance at May 31, 2003	9.7

Fiscal 2004 additional liabilities	2.0
Fiscal 2004 payments to date	(6.2)

Balance at August 31, 2003	$5.5

The remaining liability of $5.5 is expected to paid over the current and next two fiscal years under salary continuance arrangements with certain affected employees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

Results of Operations—Consolidated

Revenues for the quarter ended August 31, 2003 increased $168.5 million, or 54.9%, to $475.4 million, compared to $306.9 million in the prior fiscal year quarter. This increase relates primarily to an increase in Harry Potter revenues to approximately $170 million from approximately $15 million in the prior year period resulting from the June 21, 2003 release of Harry Potter and The Order of The Phoenix, the fifth book in the Harry Potter series.

Cost of goods sold as a percentage of revenues increased to 59.2% for the quarter ended August 31, 2003, as compared to 52.2% for the prior fiscal year quarter, primarily due to higher costs related to the release of Harry Potter book five.

Selling, general and administrative expenses increased by $10.1 million to $188.1 million for the quarter ended August 31, 2003 from $178.0 million in the prior fiscal year quarter. This increase was primarily due to Harry Potter related expenses of $9.1 million and higher general and health care insurance and other employee benefit costs of $3.8 million. These increases were partially offset by lower costs from the Company's ongoing cost savings program.

Bad debt expense increased to $20.7 million, or 4.4% of revenues, for the quarter ended August 31, 2003, compared to $18.3 million, or 6.0% of revenues, in the prior fiscal year quarter. The increase of $2.4 million was primarily attributable to a lower pay rate for the school-based continuity business, while the decrease in bad debt as a percentage of revenues was primarily due to the higher Harry Potter revenues, which have a low bad debt rate.

Depreciation and amortization for the quarter ended August 31, 2003 increased to $13.0 million from $10.6 million in the prior fiscal year quarter. This increase was primarily due to incremental depreciation related to capital projects completed in the prior fiscal year, including information technology projects and expansion of facilities.

In connection with the Company's May 28, 2003 announcement of a reduction in its global work force, a Special severance charge of $2.0 million was recorded in the quarter ended August 31, 2003 for those employees notified in the quarter.

For the three-month period ended August 31, 2002, the Company recorded a $1.9 million Litigation charge for the settlement of a securities lawsuit initiated in 1997, which represents the portion of the total settlement amount of $7.5 million that was not paid by the insurance carrier.

Operating loss for the quarter ended August 31, 2003 improved by $32.3 million to $29.8 million, compared to an operating loss of $62.1 million in the prior fiscal year quarter. The improvement in operating loss was primarily due to the increased Harry Potter revenues.

Interest expense increased to $8.9 million in the quarter ended August 31, 2003, compared to $7.6 million in the prior fiscal year quarter. This $1.3 million increase was primarily due to $2.1 million in interest expense related to the $175.0 million of 5% Notes issued by Scholastic Corporation on April 4, 2003 (see "Liquidity and Capital Resources"), partially offset by a $0.6 million reduction in interest expense on revolving credit agreements due to lower debt levels.

Net loss for the quarter ended August 31, 2003 improved by $19.8 million to $24.8 million, or $0.63 per diluted share, compared to a net loss of $44.6 million, or $1.14 per diluted share, in the prior fiscal year quarter.

Results of Operations—Segments

Children's Book Publishing and Distribution

The Company's Children's Book Publishing and Distribution segment includes the publication and distribution of children's books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.

	Three months ended August 31,
	2003	2002
	(in millions)
Revenue	$288.2	$140.2
Operating loss	(16.4)	(42.2)

Operating margin	*	*

*
not meaningful

Revenues in the Children's Book Publishing and Distribution segment for the quarter ended August 31, 2003 increased by $148.0 million to $288.2 million, compared to $140.2 million in the prior fiscal year quarter. This increase relates mainly to higher revenues for the Company's trade business, which increased by $145.7 million to $202.7 million, substantially due to the June 21, 2003 release of the fifth book in the Harry Potter series. Revenues from each of school-based book fairs and school-based book clubs increased modestly during the quarter as compared to the prior fiscal quarter, during the period when schools generally are not in session. Direct-to-home continuity program revenues were relatively flat at $50.6 million, while school-based continuity revenues declined $1.5 million. Excluding the direct-to-home continuity business, described in the table below, segment revenues for the quarter increased by $147.9 million to $237.6 million compared to the prior fiscal year quarter.

Segment operating loss for the quarter improved by $25.8 million, or 61.1%, to $16.4 million from the prior fiscal year quarter. The improvement in operating loss was primarily due to the increase in operating profit in the Company's trade business, resulting primarily from higher Harry Potter revenues. This improvement was partially offset by lower operating results for the continuity businesses of $4.8 million, including lower profits of approximately $0.6 million related to the direct-to-home continuity business. Excluding the direct-to-home continuity business, described in the table below, the operating loss for the quarter improved by $26.4 million to $18.0 million from $44.4 million in the prior fiscal year quarter.

The following table highlights the results of the direct-to-home continuity programs, which consist primarily of the business formerly operated by Grolier and are included in the Children's Book Publishing and Distribution segment.

	Three months ended August 31,
	2003	2002
	(in millions)
Revenue	$50.6	$50.5
Operating profit	1.6	2.2

Operating margin	3.2%	4.4%

Educational Publishing

The Company's Educational Publishing segment includes the publication and distribution to schools and libraries of curriculum materials, classroom magazines and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States.

	Three months ended August 31,
	2003	2002
	(in millions)
Revenue	$105.8	$88.2
Operating profit	15.4	10.8

Operating margin	14.6%	12.2%

Revenues in the Educational Publishing segment for the quarter ended August 31, 2003 increased $17.6 million, or 20.0%, to $105.8 million, compared to $88.2 million in the prior fiscal year quarter. This increase relates primarily to higher sales of classroom libraries to public school systems. An anticipated decrease in Scholastic Literacy Place® sales, as a result of the Company's decision not to update this product in April 2001, was largely offset by increased sales of the Company's Read 180® intervention program.

Segment operating profit for the quarter improved by $4.6 million, or 42.6%, over the prior fiscal year quarter, primarily due to the increased sales of classroom libraries.

Media, Licensing and Advertising

The Company's Media, Licensing and Advertising segment includes the production and/or distribution of software in the United States, the production and/or distribution by and through Scholastic Entertainment Inc. of programming and consumer products (including children's television programming, videos, software, feature films, promotional activities and non-book merchandise), and advertising revenue, including sponsorship programs.

	Three months ended August 31,
	2003	2002
	(in millions)
Revenue	$16.1	$16.8
Operating loss	(5.6)	(6.5)

Operating margin	*	*

*
not meaningful

Revenues in the Media, Licensing and Advertising segment for the quarter ended August 31, 2003 decreased $0.7 million, or 4.2%, to $16.1 million compared to $16.8 million in the prior fiscal year quarter. This decrease relates principally to lower software revenues of $1.5 million.

Segment operating loss for the quarter ended August 31, 2003 improved by $0.9 million, or 13.8%, to $5.6 million from the prior fiscal year quarter.

International

The International segment includes the publication and distribution of products and services outside the United States by the Company's international operations, and its export and foreign rights businesses.

	Three months ended August 31,
	2003	2002
	(in millions)
Revenue	$65.3	$61.7
Operating loss	(3.9)	(3.2)

Operating margin	*	*

*
not meaningful

Revenues in the International segment for the quarter ended August 31, 2003 increased $3.6 million, or 5.8%, to $65.3 million compared to $61.7 million in the prior fiscal year quarter. This increase was mainly due to a favorable impact of foreign currency exchange rates of $5.1 million and an increase in revenues from the export business of $2.9 million, partially offset by decreases in revenues from the Company's other international operations.

Segment operating loss for the quarter increased $0.7 million, or 21.9%, to $3.9 million from the prior fiscal year quarter.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents were $9.1 million at August 31, 2003, compared to $7.6 million at August 31, 2002 and $58.6 million at May 31, 2003.

Cash flow used in operations was $79.8 million for the three-month period ended August 31, 2003. Increases in Accounts receivable, Accrued royalties and Accounts payable and other accrued expenses related primarily to the high level of trade sales during the quarter ended August 31, 2003. The increase in Inventories reflected seasonal purchases for the school-based book clubs and school-based book fairs businesses.

Cash outflow for investing activities was $40.7 million for the three-month period ended August 31, 2003. Prepublication expenditures increased to $12.4 million in the three months ended August 31, 2003, as compared to $8.4 million over the same period in fiscal 2003, due to higher spending in software titles and educational products. Acquisition-related payments of $8.8 million in the current three-month period relate to the purchase of certain assets of Troll Holdings, Inc., a national school-based book club operator and publisher, in July 2003 and the purchase of the stock of BTBCAT, Inc., which operates Back To Basics Toys, a direct-to-home catalog business specializing in children's toys, in August 2003. Additions to property, plant and equipment totaled $8.3 million for the first quarter of fiscal 2004, a decrease of $26.3 million over the same period in fiscal 2003. This decrease was principally due to the fiscal 2003 acquisition of a distribution facility located in Maumelle, Arkansas.

On April 4, 2003, Scholastic Corporation issued $175.0 million of 5% Notes due 2013 (the "5% Notes"). Net proceeds of $171.3 million were used to retire all outstanding indebtedness of $36.0 million under the Grolier Facility, which was then cancelled, and to reduce $135 million of indebtedness outstanding under the Loan Agreement and the Revolver, as such terms are defined in "Financing" below. Scholastic Corporation expects to repay all $125.0 million of its outstanding 7% Notes due 2003 at maturity in December 2003, principally using borrowings available under the Loan Agreement and the Revolver made possible by the issuance of the 5% Notes.

The Company believes its existing cash position, combined with funds generated from operations and available under the Loan Agreement and the Revolver, will be sufficient to finance its working capital requirements during the current fiscal year. The Company anticipates refinancing its debt obligations prior to their respective maturity dates, to the extent not paid through cash flow.

Financing

The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2003. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of the redemption.

Scholastic Corporation is a party to an interest rate swap agreement, designated as a fair value hedge as defined under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," whereby the Company receives a fixed interest rate payment from, and pays an amount based on a variable interest rate (which is reset semi-annually based on six-month LIBOR as defined) to, the counterparty based on a current notional amount of $50.0 million. This agreement was entered into in order to exchange the fixed interest rate payments on a portion of Scholastic Corporation's $300.0 million in principal amount of 5.75% Notes due 2007 for variable interest rate payments.

Scholastic Corporation and its wholly-owned subsidiary, Scholastic Inc., are joint and several borrowers under an amended and restated loan agreement with certain banks (the "Loan Agreement"). The Loan Agreement, which expires on August 11, 2004, provides for aggregate borrowings of up to $170.0 million (with a right in certain circumstances to increase borrowings to $200.0 million), including the issuance of up to $10.0 million in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company's credit rating. The interest rate, facility fee and utilization fee (when applicable) as of August 31, 2003 were 0.475% over LIBOR, 0.150% and 0.075%, respectively. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2003 and 2002, $55.0 million and $165.0 million, respectively, were outstanding under the Loan Agreement at a weighted average interest rate of 1.6% and 2.5%, respectively. At May 31, 2003, there were no borrowings outstanding under the Loan Agreement.

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under a Revolving Loan Agreement with a bank (the "Revolver"). The Revolver provides for unsecured revolving credit of up to $40.0 million and expires on August 11, 2004. Interest under this facility is either at the prime rate minus 1%, or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company's credit rating. The interest rate and facility fee as of August 31, 2003 were 0.475% over LIBOR and 0.150%, respectively. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2003 and 2002, $6.8 million and $30.2 million, respectively, were outstanding under the Revolver at a weighted average interest rate of 1.8% and 2.4%, respectively. At May 31, 2003, there were no borrowings outstanding under the Revolver.

In addition, unsecured lines of credit available in local currencies to Scholastic Corporation's international subsidiaries were equivalent to $58.8 million at August 31, 2003, as compared to $53.9 million at August 31, 2002 and $57.8 million at May 31, 2003. These lines are used primarily to fund local working capital needs. At August 31, 2003, borrowings equivalent to $34.8 million were outstanding under these lines of credit, as compared to $24.1 million at August 31, 2002 and $28.5 million at May 31, 2003. The weighted average interest rates were 6.6% and 5.7% at August 31, 2003 and 2002, respectively, and 6.9% at May 31, 2003.

Forward Looking Statements

This Report on Form 10-Q contains forward-looking statements. These forward-looking statements are subject to various risks and uncertainties, including the conditions of the children's book and educational materials markets and acceptance of the Company's products within those markets, and other risks and factors identified in this Report, in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2003, and from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC"). Actual results could differ materially from those currently anticipated.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has operations in various foreign countries. In the normal course of business, these operations are exposed to fluctuations in currency values. Management believes that the impact of currency fluctuations does not represent a significant risk in the context of the Company's current international operations. In the normal course of business, the Company's non-U.S. operations enter into short-term forward contracts (generally not exceeding $20.0 million) to match selected purchases not denominated in their respective local currencies.

Market risks relating to the Company's operations result primarily from changes in interest rates, which are managed by balancing the mix of variable- versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, are used to manage interest rate exposures. Approximately 21% of the Company's debt at August 31, 2003 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 12% at May 31, 2003, with the increase due to seasonal borrowings. The Company is subject to the risk that market interest rates will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company's outstanding financial instruments is included in Item 2— Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth information about the Company's debt and other interest rate sensitive instruments as of August 31, 2003 (see Note 5 of Notes to Condensed Consolidated Financial Statements):

	Fiscal Year Maturity
	2004	2005	2006	2007	2008	Thereafter	Total
	($ amounts in millions)
Debt Obligations
Lines of credit	$34.8	$—	$—	$—	$—	$—	$34.8
Average interest rate	6.56%
Long-term debt including current portion:
Fixed-rate debt	$125.0	$—	$—	$300.2	$—	$175.0	$600.2
Average interest rate	7.00%			5.75%		5.00%
Variable-rate debt	$0.1	$61.9	$—	$—	$—	$—	$62.0
Average interest rate	4.50%	1.64%

Interest rate derivative financial instruments related to debt
Interest rate swaps:
Notional amount	$—	$—	$—	$50.0	$—	$—	$50.0
Average variable pay rate				1.89%
Average fixed receivable rate				5.75%

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Scholastic Corporation, after conducting an evaluation, together with other members of the Company's management, of the effectiveness of the design and operation of Scholastic Corporation's disclosure controls and procedures as of the end of the period covered by this report, have concluded that Scholastic Corporation's disclosure controls and procedures were effective to ensure that information required to be disclosed by Scholastic Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

There were no significant changes in Scholastic Corporation's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

PART II—OTHER INFORMATION
SCHOLASTIC CORPORATION

Item 5. Other Information

Pre-Approval of Non-Audit Services

In accordance with Section 10A(i) of the Exchange Act, the Audit Committee of the Board of Directors of Scholastic Corporation has pre-approved the provision of certain tax advice to the Company by its independent auditors, Ernst & Young, LLP, as permitted by Section 10A.

Investor Relations

The Company posts on its Web site, www.scholastic.com/aboutscholastic/investor/index.htm, the date of its upcoming financial press releases, investor presentations, and telephone investor calls at least five days prior to dissemination. The Company's investor calls are open to the public and remain available to the public through the Company's Web site for at least five days thereafter.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

10
Amendment No. 2 to the Scholastic Corporation 1997 Outside Directors' Stock Option Plan (incorporated by reference to Appendix B to Scholastic Corporation's definitive Proxy Statement as filed with the SEC on August 19, 2003).

31.1
Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K:

—
A Current Report on Form 8-K was filed with the SEC on July 11, 2003 reporting under Item 12 (Results of Operations and Financial Condition) a press release regarding estimates of the results of operations for Scholastic Corporation's quarter and fiscal year ended May 31, 2003.

—
A Current Report on Form 8-K was filed with the SEC on July 15, 2003 reporting under Item 12 (Results of Operations and Financial Condition) a press release regarding results of operations for Scholastic Corporation's quarter and fiscal year ended May 31, 2003.

—
A Current Report on Form 8-K was filed with the SEC on September 23, 2003 reporting under Item 12 (Results of Operations and Financial Condition) a press release regarding results of operations for Scholastic Corporation's quarter ended August 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION (Registrant)
Date: October 9, 2003	By:	/s/ Richard Robinson Richard Robinson Chairman of the Board, President, and Chief Executive Officer
Date: October 9, 2003	By:	/s/ Kevin J. McEnery Kevin J. McEnery Executive Vice President and Chief Financial Officer

SCHOLASTIC CORPORATION
CURRENT REPORT ON FORM 10-Q, DATED AUGUST 31, 2003

Exhibits Index

Exhibit Number	Description of Document
10
Amendment No. 2 to the Scholastic Corporation 1997 Outside Directors' Stock Option Plan (incorporated by reference to Appendix B to Scholastic Corporation's definitive Proxy Statement as filed with the SEC on August 19, 2003).
31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

SCHOLASTIC CORPORATION FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003 INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in millions, except per share data)
SCHOLASTIC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED (Amounts in millions)
SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Amounts in millions, except per share data)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION SCHOLASTIC CORPORATION
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
SCHOLASTIC CORPORATION CURRENT REPORT ON FORM 10-Q, DATED AUGUST 31, 2003 Exhibits Index