Form 10-Q
period 2003-11-30
SCHOLASTIC CORP
filed 2004-01-09
CIK 866729

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2003

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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of December 31, 2003
Common Stock, $.01 par value	37,758,865
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
(Amounts in millions, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Revenues	$699.0	$660.3	$1,174.4	$967.2
Operating costs and expenses:
Cost of goods sold	305.5	281.8	586.9	442.0
Selling, general and administrative expenses	237.2	226.0	425.3	404.0
Bad debt expense	28.4	18.4	49.1	36.7
Depreciation and amortization	13.3	10.7	26.3	21.3
Special severance charges	1.2	—	3.2	—
Litigation charge	—	—	—	1.9

Total operating costs and expenses	585.6	536.9	1,090.8	905.9
Operating income	113.4	123.4	83.6	61.3
Interest expense, net	9.2	8.2	18.1	15.8

Earnings before income taxes	104.2	115.2	65.5	45.5
Provision for income taxes	37.5	40.2	23.6	15.1

Net income	$66.7	$75.0	$41.9	$30.4

EARNINGS PER SHARE OF CLASS A AND COMMON STOCK:
Basic	$1.70	$1.92	$1.07	$0.78
Diluted	$1.67	$1.85	$1.05	$0.75

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share data)

	November 30, 2003	May 31, 2003	November 30, 2002
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$70.3	$58.6	$8.1
Accounts receivable, net	321.4	251.7	323.3
Inventories	459.0	382.6	423.6
Deferred promotion costs	62.3	52.8	48.9
Deferred income taxes	75.7	74.6	82.0
Prepaid and other current assets	42.1	47.3	65.1

Total current assets	1,030.8	867.6	951.0
Property, plant and equipment, net	336.4	341.7	327.4
Prepublication costs	121.6	122.0	111.2
Installment receivables, net	14.1	14.5	12.5
Production costs	14.1	11.0	6.9
Goodwill	255.7	246.0	248.9
Other intangibles	74.1	74.2	63.6
Other assets and deferred charges	112.1	124.0	135.7

Total assets	$1,958.9	$1,801.0	$1,857.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Lines of credit and short-term debt	$160.6	$153.7	$28.1
Accounts payable	159.8	139.4	177.0
Accrued royalties	58.2	32.3	46.5
Deferred revenue	53.5	18.8	44.1
Other accrued expenses	159.8	133.5	132.2

Total current liabilities	591.9	477.7	427.9
Noncurrent Liabilities:
Long-term debt	479.3	482.2	622.1
Other noncurrent liabilities	66.3	68.5	55.3

Total noncurrent liabilities	545.6	550.7	677.4
Commitments and Contingencies	—	—	—
Stockholders' Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	383.3	379.9	378.1
Deferred compensation	(0.8)	(1.1)	(1.3)
Accumulated other comprehensive loss	(34.6)	(37.8)	(28.3)
Retained earnings	473.1	431.2	403.0

Total stockholders' equity	821.4	772.6	751.9

Total liabilities and stockholders' equity	$1,958.9	$1,801.0	$1,857.2

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(Amounts in millions)

	Six months ended November 30,
	2003	2002
Cash flows provided by operating activities:
Net income	$41.9	$30.4
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of prepublication and production costs	33.8	30.7
Depreciation and amortization	26.3	21.3
Royalty advances expensed	13.1	9.0
Deferred income taxes	(1.2)	(0.5)
Changes in assets and liabilities:
Accounts receivable, net	(66.6)	(91.6)
Inventories	(69.5)	(64.1)
Prepaid and other current assets	7.5	(5.7)
Deferred promotion costs	(9.2)	(4.3)
Accounts payable and other accrued expenses	39.8	55.6
Accrued royalties	25.8	8.8
Deferred revenue	33.8	27.4
Other, net	(6.3)	(11.7)

Total adjustments	27.3	(25.1)

Net cash provided by operating activities	69.2	5.3
Cash flows used in investing activities:
Prepublication expenditures	(26.4)	(21.4)
Additions to property, plant and equipment	(19.6)	(46.4)
Equity investment	—	(18.3)
Royalty advances	(11.4)	(16.1)
Production expenditures	(9.4)	(5.4)
Acquisition-related payments	(8.8)	—
Other	4.9	0.1

Net cash used in investing activities	(70.7)	(107.5)
Cash flows provided by financing activities:
Borrowings under Loan Agreement and Revolver	352.8	366.4
Repayments of Loan Agreement and Revolver	(352.8)	(225.1)
Borrowings under Grolier Facility	—	102.0
Repayments of Grolier Facility	—	(152.0)
Borrowings under lines of credit	146.7	53.8
Repayments of lines of credit	(140.8)	(48.5)
Proceeds pursuant to employee stock plans	3.5	3.0
Other	3.8	—

Net cash provided by financing activities	13.2	99.6

Net increase (decrease) in cash and cash equivalents	11.7	(2.6)
Cash and cash equivalents at beginning of period	58.6	10.7

Cash and cash equivalents at end of period	$70.3	$8.1

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

        The Company's business is closely correlated to the school year. Consequently, the results of operations for the three and six months ended November 30, 2003 and 2002 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the November 30, 2002 condensed consolidated balance sheet is included for comparative purposes.

        The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable and installment receivables; sales returns; amortization periods; pension obligations; and recoverability of inventories, deferred promotion costs, deferred income taxes, prepublication costs, royalty advances, goodwill and other intangibles.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Stock-Based Compensation

        Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. In accordance with APB 25, no compensation expense was recognized with respect to the Company's stock option plans, as the exercise price of each stock option issued was equal to the market price of the underlying stock on the date of grant and the exercise price and number of shares subject to grant were fixed. If the Company had elected to recognize compensation expense based on the fair value of the options granted at the date of grant and in respect to shares issuable under the Company's equity compensation plans as prescribed by SFAS

No. 123, net income and basic and diluted loss per share would have been reduced to the pro forma amounts indicated in the following table:

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Net income — as reported	$66.7	$75.0	$41.9	$30.4
Add: Stock-based employee compensation included in reported net income, net of tax	0.1	0.1	0.2	0.2
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	3.2	3.8	5.9	7.5

Net income — pro forma	$63.6	$71.3	$36.2	$23.1

Earnings per share — as reported:
Basic	$1.70	$1.92	$1.07	$0.78
Diluted	$1.67	$1.85	$1.05	$0.75
Earnings per share — pro forma:
Basic	$1.62	$1.82	$0.92	$0.59
Diluted	$1.62	$1.82	$0.92	$0.59

New Accounting Pronouncement

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions of FIN 46 will become effective for the Company during the fourth quarter of the current fiscal year. The Company is evaluating whether the adoption of FIN 46 will have an impact on its financial position, results of operations or cash flows.

2.     Investment

        On June 24, 2002, the Company entered into a joint venture with The Book People, Ltd., a direct marketer of books in the United Kingdom, to distribute books to the home under the Red House name and through schools under the Scholastic School Link name. Accordingly, £5.9 (equivalent to $9.1 as of the date of the transaction) relating to Red House was recorded as an investment in the joint venture in the first quarter of fiscal 2003 (see Note 7). The Company also acquired a 15% equity interest in The Book People Group, Ltd. for £12.0 (equivalent to $17.9 as of the date of the transaction) with a possible additional payment of £3.0 based on operating results and contingent on repayment of all borrowings under a £3.0 revolving credit facility established at the date of the transaction by the Company in favor of The Book People Group, Ltd. The revolving credit facility is available to fund the expansion of The Book People Group, Ltd. and for working capital purposes. As of November 30, 2003, there were no borrowings outstanding under the revolving credit facility. The equity investment in The Book People Group, Ltd. is included in Other assets and deferred charges in the Condensed Consolidated Balance Sheets.

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

  •
  Educational Publishing includes the publication and distribution to schools and libraries of curriculum materials, children's books, classroom magazines and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States.

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

	Children's Book Publishing and Distribution	Educational Publishing	Media, Licensing and Advertising	Overhead(1)	Total Domestic	International	Consolidated
Three months ended November 30, 2003
Revenues	$450.4	$87.3	$46.7	$0.0	$584.4	$114.6	$699.0
Bad debt	25.6	0.4	0.4	0.0	26.4	2.0	28.4
Depreciation	2.8	1.0	0.2	7.5	11.5	1.7	13.2
Amortization(2)	4.5	8.5	4.0	0.0	17.0	0.4	17.4
Royalty advances expensed	5.9	0.5	0.5	0.0	6.9	0.8	7.7
Segment profit/(loss)(3)	95.0	13.6	1.9	(18.5)	92.0	21.4	113.4
Expenditures for long-lived assets(4)	16.1	10.0	2.7	3.7	32.5	2.4	34.9
Three months ended November 30, 2002
Revenues	$438.4	$77.0	$46.2	$0.0	$561.6	$98.7	$660.3
Bad debt	16.3	0.3	0.2	0.0	16.8	1.6	18.4
Depreciation	2.8	0.8	0.3	5.6	9.5	1.1	10.6
Amortization(2)	4.4	6.4	6.6	0.0	17.4	0.1	17.5
Royalty advances expensed	4.1	0.5	0.1	0.0	4.7	0.6	5.3
Segment profit/(loss)(3)	107.2	14.7	4.9	(17.8)	109.0	14.4	123.4
Expenditures for long-lived assets(4)	15.5	8.1	5.5	5.1	34.2	3.3	37.5
Six months ended November 30, 2003
Revenues	$738.6	$193.1	$62.8	$0.0	$994.5	$179.9	$1,174.4
Bad debt	44.3	0.4	0.6	0.0	45.3	3.8	49.1
Depreciation	5.7	1.6	0.9	14.7	22.9	3.2	26.1
Amortization(2)	8.6	17.2	7.8	0.0	33.6	0.4	34.0
Royalty advances expensed	10.6	0.8	0.6	0.0	12.0	1.1	13.1
Segment profit/(loss)(3)	78.6	29.0	(3.7)	(37.8)	66.1	17.5	83.6
Segment assets	837.4	307.3	82.3	418.4	1,645.4	313.5	1,958.9
Goodwill	131.7	82.4	13.6	0.0	227.7	28.0	255.7
Expenditures for long-lived assets(4)	29.9	16.9	19.2	6.2	72.2	3.4	75.6
Long-lived assets(5)	305.8	189.7	48.2	242.2	785.9	101.0	886.9
Six months ended November 30, 2002
Revenues	$578.6	$165.2	$63.0	$0.0	$806.8	$160.4	$967.2
Bad debt	32.1	0.5	0.5	0.0	33.1	3.6	36.7
Depreciation	5.3	1.6	0.8	11.1	18.8	2.3	21.1
Amortization(2)	8.7	13.1	9.0	0.0	30.8	0.1	30.9
Royalty advances expensed	7.5	0.8	0.1	0.0	8.4	0.6	9.0
Segment profit/(loss)(3)	65.0	25.5	(1.6)	(38.8)	50.1	11.2	61.3
Segment assets	827.2	298.7	62.8	395.8	1,584.5	272.7	1,857.2
Goodwill	129.8	82.9	10.0	0.0	222.7	26.2	248.9
Expenditures for long-lived assets(4)	31.4	11.9	9.1	31.6	84.0	23.6	107.6
Long-lived assets(5)	291.6	183.5	34.3	248.1	757.5	96.4	853.9
(1)
Overhead includes all domestic corporate amounts not allocated to reportable segments, which includes unallocated expenses and costs related to the management of corporate assets. The six months ended November 30, 2002 include $1.9 for the settlement of a securities lawsuit initiated in 1997. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company's headquarters in the metropolitan New York area, its fulfillment and distribution facilities located in Missouri and Arkansas, and an industrial/office building complex in Connecticut.

(2)
Includes amortization of prepublication costs, production costs and other intangibles with definite lives.

(3)
Segment profit/(loss) represents earnings before interest and income taxes. The impact on segment profit/(loss) of the reclassification of Internet revenues and expenses for the three and six months ended November 30, 2002 was: a decrease in Children's Book Publishing and Distribution segment profit of $2.8 and $5.6, respectively; a decrease in Educational Publishing segment profit of $1.5 and $2.9, respectively; offset by an increase in the Media, Licensing and Advertising segment profit of $4.3 for the three months ended November 30, 2002, and a decrease in the Media, Licensing and Advertising segment loss of $8.5 for the six months ended November 30, 2002.

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

        The following table separately sets forth information for the periods indicated for the U.S. direct-to-home continuity programs, which consist primarily of the business formerly operated by Grolier Incorporated ("Grolier") and are included in the Children's Book Publishing and Distribution segment, and for all other businesses included in the segment:

	Three months ended November 30,
	Direct-to-home		All Other		Total
	2003	2002	2003	2002	2003	2002
Revenues	$54.7	$52.8	$395.7	$385.6	$450.4	$438.4
Bad debt	14.7	10.4	10.9	5.9	25.6	16.3
Depreciation	0.1	0.1	2.7	2.7	2.8	2.8
Amortization(1)	0.3	0.4	4.2	4.0	4.5	4.4
Royalty advances expensed	0.6	0.0	5.3	4.1	5.9	4.1
Business profit(2)	0.4	6.3	94.6	100.9	95.0	107.2
Expenditures for long-lived assets(3)	0.8	2.0	15.3	13.5	16.1	15.5
	Six months ended November 30,
	Direct-to-home		All Other		Total
	2003	2002	2003	2002	2003	2002
Revenues	$105.3	$103.3	$633.3	$475.3	$738.6	$578.6
Bad debt	26.6	21.7	17.7	10.4	44.3	32.1
Depreciation	0.2	0.3	5.5	5.0	5.7	5.3
Amortization(1)	0.5	0.7	8.1	8.0	8.6	8.7
Royalty advances expensed	1.1	0.0	9.5	7.5	10.6	7.5
Business profit(2)	2.0	8.5	76.6	56.5	78.6	65.0
Business assets	271.3	252.7	566.1	574.5	837.4	827.2
Goodwill	97.1	93.2	34.6	36.6	131.7	129.8
Expenditures for long-lived assets(3)	2.2	2.6	27.7	28.8	29.9	31.4
Long-lived assets(4)	146.9	144.1	158.9	147.5	305.8	291.6

(1)
Includes amortization of prepublication costs and other intangibles with definite lives.

(2)
Business profit represents earnings before interest and income taxes.

(3)
Includes expenditures for property, plant and equipment, investments in prepublication costs, royalty advances and acquisitions of businesses.

(4)
Includes property, plant and equipment, prepublication costs, goodwill, other intangibles and royalty advances.

4.     Debt

        The following table summarizes debt as of the dates indicated:

	November 30, 2003	May 31, 2003	November 30, 2002
Lines of Credit	$35.4	$28.5	$28.0
Loan Agreement and Revolver	—	—	191.3
7% Notes due 2003, net of discount	125.0	125.0	124.9
5.75% Notes due 2007, net of premium/discount	306.5	309.4	305.6
5% Notes due 2013, net of discount	172.7	172.6	—
Other debt	0.3	0.4	0.4

Total debt	639.9	635.9	650.2
Less lines of credit and short-term debt	(160.6)	(153.7)	(28.1)

Total long-term debt	$479.3	$482.2	$622.1

        The following table sets forth the maturities of the carrying values of the Company's debt obligations as of November 30, 2003 for the remainder of fiscal 2004 and thereafter:

	May 31,
Six month period ended:	2004	$160.6
Fiscal years ending:	2005	—
	2006	0.1
	2007	306.5
	2008	—
	Thereafter	172.7

	Total debt	$639.9

        Loan Agreement.    Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an amended and restated loan agreement with certain banks (the "Loan Agreement"). The Loan Agreement, which expires on August 11, 2004, provides for aggregate borrowings of up to $170.0 (with a right in certain circumstances to increase borrowings to $200.0), including the issuance of up to $10.0 in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company's credit rating. The interest rate, facility fee and utilization fee (when applicable) as of November 30, 2003 were 0.475% over LIBOR, 0.150% and 0.075%, respectively. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At November 30, 2002, $166.0 was outstanding under the Loan Agreement at a weighted average interest rate of 2.3%. There were no borrowings outstanding under the Loan Agreement at November 30, 2003 and May 31, 2003 primarily due to the issuance of the 5% Notes (as described below).

        Revolver.    Scholastic Corporation and Scholastic Inc. are joint and several borrowers under a Revolving Loan Agreement with a bank (the "Revolver"). The Revolver provides for unsecured revolving credit of up to $40.0 and expires on August 11, 2004. Interest under this facility is either at the prime rate minus 1%, or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company's credit rating. The interest rate and facility fee as of November 30, 2003 were 0.475% over LIBOR and 0.150%, respectively. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At November 30, 2002, $25.3 was outstanding under the Revolver at a weighted average interest rate of 2.8%. There were no borrowings outstanding under the Revolver at November 30, 2003 and May 31, 2003 primarily due to the issuance of the 5% Notes.

        7% Notes due 2003.    Scholastic Corporation had $125.0 of 7% Notes (the "7% Notes") outstanding at November 30, 2003. At maturity on December 15, 2003, Scholastic Corporation repaid all $125.0 of the 7% Notes, using cash on hand and borrowings available under the Loan Agreement and the Revolver made possible by the issuance of the 5% Notes.

        5.75%Notes due 2007.    Scholastic Corporation has $300.0 of 5.75% Notes (the "5.75% Notes") outstanding. The 5.75% Notes are senior unsecured obligations that mature on January 15, 2007. Interest on the 5.75% Notes is payable semi-annually on July 15 and January 15 of each year. The Company may, at any time, redeem all or a portion of the 5.75% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of the redemption.

        Interest Rate Swap Agreement.    Scholastic Corporation was a party to an interest rate swap agreement, designated as a fair value hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," whereby the Company received a fixed interest rate payment from, and paid an amount based on a variable interest rate to, the counterparty based on a notional amount. This agreement was entered into in order to exchange the fixed rate payments on a portion of the 5.75% Notes for variable rate payments. In accordance with SFAS No. 133, the swap was considered perfectly effective and all changes in fair value were recorded to Other assets and deferred charges and Long-term debt. On May 28, 2003, $50.0 of the original $100.0 notional amount was settled. On November 3, 2003, the remaining $50.0 under the agreement was settled, and the Company received a payment of $3.8 from the counterparty. The cash received was used to fully reduce the Other asset previously established, and the corresponding credit will be amortized over the remaining term of the 5.75% Notes. The fair value of the agreement recorded as of November 30, 2002 and May 31, 2003 was $6.6 and $5.6, respectively.

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

5.     Comprehensive Income

        The following table sets forth comprehensive income for the periods indicated:

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Net income	$66.7	$75.0	$41.9	$30.4
Other comprehensive income (loss):
Foreign currency translation adjustment	5.1	(0.3)	3.2	0.6
Minimum pension liability	—	—	—	(1.5)

Total other comprehensive income (loss)	5.1	(0.3)	3.2	(0.9)

Comprehensive income	$71.8	$74.7	$45.1	$29.5

6.     Earnings Per Share ("EPS")

        Basic EPS is computed by dividing net income by the weighted average Shares of Class A Stock and Common Stock outstanding during the period. Diluted EPS is calculated to give effect to potentially dilutive stock options that were outstanding during the period. The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations for the periods indicated:

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Net income for basic and diluted EPS	$66.7	$75.0	$41.9	$30.4

Weighted average Shares of Class A Stock and Common Stock outstanding for basic EPS	39.3	39.1	39.3	39.1
Dilutive effect of Common Stock issued pursuant to stock-based benefit plans	0.7	1.5	0.6	1.3

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted EPS	40.0	40.6	39.9	40.4

EPS of Class A Stock and Common Stock:
Basic	$1.70	$1.92	$1.07	$0.78
Diluted	$1.67	$1.85	$1.05	$0.75

7.     Goodwill and Other Intangibles

        Goodwill and other intangible assets with indefinite lives are not amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company has completed the required annual impairment reviews of goodwill and other intangibles with indefinite lives. With regard to goodwill, these reviews required the Company to estimate the fair value of its identified reporting units. For each of the reporting units, the estimated fair value was determined utilizing the expected present value of the projected future cash flows of the units. With regard to other intangibles with indefinite lives, the Company determined the fair value by asset, which was then compared to the carrying value. In all instances, the estimated fair values exceeded their book values and therefore no write-down of these assets was required.

        The following table summarizes the activity in Goodwill for the periods indicated:

	Six months ended November 30, 2003	Twelve months ended May 31, 2003	Six months ended November 30, 2002
Beginning balance	$246.0	$256.2	$256.2
Additions due to acquisitions	9.5	0.4	—
Investment in joint venture	—	(9.6)	(9.1)
Other adjustments	0.2	(1.0)	1.8

Total	$255.7	$246.0	$248.9

        In the first quarter of fiscal 2004, the Company completed the acquisitions of certain assets of Troll Holdings, Inc., formerly a national school-based book club operator and publisher, for $4.0 and the assumption of certain ordinary course liabilities, and the stock of BTBCAT, Inc., which operates Back to Basics Toys, a direct-to-home catalog business specializing in children's toys, for $4.8. The results of the Back to Basics Toys business are included in the Media, Licensing and Advertising segment.

        The following table summarizes Other intangibles subject to amortization at the dates indicated:

	November 30, 2003	May 31, 2003	November 30, 2002
Customer lists	$2.9	$2.9	$2.8
Accumulated amortization	(2.6)	(2.5)	(2.3)

Net customer lists	0.3	0.4	0.5

Other intangibles	4.0	3.9	3.9
Accumulated amortization	(2.4)	(2.3)	(2.2)

Net other intangibles	1.6	1.6	1.7

Total	$1.9	$2.0	$2.2

        Amortization expense for Other intangibles totaled $0.1 and $0.2 for the three and six months ended November 30, 2003, respectively, and $0.1 and $0.2 for the three and six months ended November 30, 2002, respectively. Amortization expense for the twelve months ended May 31, 2003 totaled $0.5. Amortization expense for these assets is currently estimated to total $0.3 for each of the fiscal years ending May 31, 2004 through 2006 and $0.2 for each of the fiscal years ending May 31, 2007 and 2008. The weighted average amortization periods for these assets by major asset class are three years and 14 years for customer lists and other intangibles, respectively.

        The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	November 30, 2003	May 31, 2003	November 30, 2002
Net carrying value by major class:
Titles	$31.0	$31.0	$31.0
Licenses	17.2	17.2	17.2
Major sets	11.4	11.4	11.4
Trademarks and Other	12.6	12.6	1.8

Total	$72.2	$72.2	$61.4

8.     Special Severance Charges

        On May 28, 2003, the Company announced a reduction in its global work force. The majority of the affected employees were notified in the fiscal year ended May 31, 2003, and accordingly the Company established liabilities for severance and other related costs of $10.9 for that fiscal year. In the three and six-month periods ended November 30, 2003, the Company established liabilities of $1.2 and $3.2, respectively, for severance and other related costs, with respect to employees notified in those periods. These charges are reflected in the Company's income statement as the Special severance charges for the year ended May 31, 2003 and the three and six months ended November 30, 2003, respectively.

        A summary of the activity in the related liabilities is detailed in the following table:

Amount
Fiscal 2003 liabilities	$10.9
Fiscal 2003 payments	(1.2)

Balance at May 31, 2003	9.7

Fiscal 2004 additional liabilities	3.2
Fiscal 2004 payments	(8.7)

Balance at November 30, 2003	$4.2

        The remaining liability of $4.2 is expected to paid over the current and next two fiscal years under salary continuance arrangements with certain affected employees.

9.     Contingent Purchase Payment

        In fiscal 2002, the Company completed the acquisition of Klutz, a publisher and creator of "books plus" products for children. In addition to the initial purchase price paid for Klutz of $42.8, additional payments of up to $31.3 may be made to the seller in 2004 and 2005, contingent upon the achievement of certain revenue thresholds.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

Results of Operations—Consolidated

        Revenues for the quarter ended November 30, 2003 increased $38.7 million, or 5.9%, to $699.0 million, compared to $660.3 million in the prior fiscal year quarter. The increase was due to higher revenues in the International, Children's Book Publishing and Distribution and Educational Publishing segments of $15.9 million, $12.0 million and $10.3 million, respectively. For the six months ended November 30, 2003, revenues increased $207.2 million, or 21.4%, to $1,174.4 million from $967.2 million in the prior fiscal year period. This increase was primarily due to revenue growth in the Children's Book Publishing and Distribution segment of $160.0 million related primarily to higher Harry Potter revenues, which increased approximately $145 million, substantially due to the June 21, 2003 release of Harry Potter and The Order of The Phoenix, the fifth book in the Harry Potter series.

        Cost of goods sold as a percentage of revenues increased to 43.7% for the quarter ended November 30, 2003, as compared to 42.7% for the prior fiscal year quarter, primarily due to a shift in sales mix. For the six-month period ended November 30, 2003, cost of goods sold as a percentage of revenues increased to 50.0% from 45.7% in the prior fiscal year period, primarily due to higher costs related to the release of Harry Potter book five.

        Selling, general and administrative expenses as a percentage of revenues decreased slightly for the quarter ended November 30, 2003 to 33.9% from 34.2% in the prior fiscal year quarter. For the six-month period ended November 30, 2003, selling, general and administrative expenses as a percentage of revenues decreased to 36.2% from 41.8% in the prior fiscal year period. The 5.6% decrease from the prior year is primarily due to the increase in Harry Potter revenues without a corresponding increase in expenses.

        Bad debt expense increased to $28.4 million, or 4.1% of revenues, for the quarter ended November 30, 2003, compared to $18.4 million, or 2.8% of revenues, in the prior fiscal year quarter. For the six-month period ended November 30, 2003, bad debt expense increased to $49.1 million, or 4.2% of revenues, as compared to $36.7 million, or 3.8% of revenues, in the prior fiscal year period. These increases were primarily attributable to higher bad debt expense from continuity programs, which are included in the Children's Book Publishing and Distribution segment.

        Depreciation and amortization for the quarter ended November 30, 2003 increased to $13.3 million from $10.7 million in the prior fiscal year quarter. For the six months ended November 30, 2003, depreciation and amortization increased to $26.3 million from $21.3 million in the prior fiscal year period. These increases were primarily due to capital projects completed in the prior fiscal year, including information technology projects and facilities expansion.

        In connection with the Company's May 28, 2003 announcement of a reduction in its global work force, Special severance charges of $1.2 million and $3.2 million in the quarter and six months ended November 30, 2003, respectively, were recorded for employees notified in those periods.

        For the six-month period ended November 30, 2002, the Company recorded a $1.9 million Litigation charge for the settlement of a securities lawsuit initiated in 1997, which represents the portion of the total settlement amount of $7.5 million that was not paid by the insurance carrier.

        The resulting operating income for the quarter ended November 30, 2003 decreased by $10.0 million to $113.4 million, or 16.2% of revenues, compared to $123.4 million, or 18.7% of revenues, in the prior fiscal year quarter. For the six months ended November 30, 2003, operating income increased to $83.6 million, or 7.1% of revenues, compared to $61.3 million, or 6.3% of revenues, in the prior fiscal year period.

        Interest expense increased to $9.2 million in the quarter ended November 30, 2003, compared to $8.2 million in the prior fiscal year quarter. The $1.0 million increase was substantially due to $2.2 million in interest expense related to the $175.0 million of 5% Notes (the "5% Notes") issued by Scholastic Corporation on April 4, 2003 (see "Liquidity and Capital Resources"), partially offset by a $1.1 million reduction in interest expense on revolving credit agreements as a result of the lower utilization of these agreements due primarily to the issuance of the 5% Notes. For the six-month period ended November 30, 2003, interest expense increased $2.3 million to $18.1 million as compared to $15.8 million in the prior fiscal year period. The increase was primarily due to $4.3 million in interest expense on the 5% Notes, partially offset by a $1.7 million reduction in interest expense on revolving credit agreements due to the lower utilization of these agreements.

        The Company's effective tax rate was 36.0% for each of the quarter and six months ended November 30, 2003, as compared to effective tax rates of 34.9% and 33.2% for the comparable quarter and six-month prior fiscal year periods, respectively. The increased effective tax rate for each of the current fiscal year periods was due to the recognition of net deferred tax assets in certain of the Company's international operations in the prior fiscal year periods.

        Net income was $66.7 million, or $1.67 per diluted share, for the quarter ended November 30, 2003, compared to net income of $75.0 million, or $1.85 per diluted share, in the prior fiscal year quarter. For the six months ended November 30, 2003, net income was $41.9 million, or $1.05 per diluted share, compared to net income of $30.4 million, or $0.75 per diluted share, in the prior fiscal year period.

Results of Operations—Segments

Children's Book Publishing and Distribution

        The Company's Children's Book Publishing and Distribution segment includes the publication and distribution of children's books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.

	Three months ended November 30,		Six months ended November 30,
(in millions)
	2003	2002	2003	2002
Revenue	$450.4	$438.4	$738.6	$578.6
Operating profit	95.0	107.2	78.6	65.0

Operating margin	21.1%	24.5%	10.6%	11.2%

        Revenues in the Children's Book Publishing and Distribution segment for the quarter ended November 30, 2003 increased $12.0 million to $450.4 million, compared to $438.4 million in the prior fiscal year quarter. This increase relates primarily to higher revenues in the Company's school-based book clubs of $24.7 million, due to an increase in the number of orders aided by the July 2003 acquisition of selected assets of Troll Holdings, Inc., formerly a national school-based book club operator and publisher ("Troll"), and higher revenues in school-based book fairs of $6.6 million. These revenue increases were partially offset by a decline in trade revenues of $22.0 million, principally due to a decrease in sales of backlist titles, including previously published Harry Potter titles. Continuity program revenues increased $2.0 million for the quarter ended November 30, 2003 as compared to the prior fiscal year period. Excluding the direct-to-home continuity business, described in the table below, segment revenues for the quarter increased by $10.1 million to $395.7 million compared to the prior fiscal year quarter.

        Segment operating profit for the quarter ended November 30, 2003 decreased $12.2 million, or 11.4%, to $95.0 million, compared to $107.2 million in the prior fiscal year quarter. The lower segment operating profit was due to a decline in trade operating profit of approximately $16 million, primarily due to lower backlist revenues, and decreased operating profit of approximately $9 million from continuity programs, due to increased bad debt provisions. The increased bad debt provisions resulted principally from initiatives tested this past spring and summer to reach new and existing customers, partially in anticipation of the implementation of the National Do Not Call Registry legislation. The decreases in operating profits were partially offset by improved operating results for the school-based book club and book fair businesses of approximately $7 million and $5 million, respectively. Excluding the direct-to-home continuity business, described in the table below, segment operating profit for the quarter decreased by $6.3 million to $94.6 million from $100.9 million in the prior fiscal year quarter.

        Revenues for the six months ended November 30, 2003 increased $160.0 million, or 27.7%, to $738.6 million, from $578.6 million in the prior fiscal year period. This increase relates primarily to higher revenues of $123.7 million in the Company's trade business, substantially due to the June 21, 2003 release of the fifth book in the Harry Potter series. Revenues for school-based book clubs and book fairs increased by $25.2 million and $9.5 million, respectively, in the current six-month period as compared to the prior fiscal year period. Continuity program revenues were relatively flat for the current six-month period as compared to the prior fiscal year period. Excluding the direct-to-home continuity business, described in the table below, segment revenues for the six months increased by $158.0 million to $633.3 million compared to the prior fiscal year period.

        Segment operating profit for the six months ended November 30, 2003 increased $13.6 million, or 20.9%, to $78.6 million, compared to $65.0 million in the prior fiscal year period. The improvement in operating profit was primarily due to increases in operating profit for the Company's trade business of approximately $18 million, resulting primarily from the higher Harry Potter revenues, and the school-based book clubs and book fair businesses of approximately $5 million and $4 million, respectively. These improvements were partially offset by lower operating results for the continuity programs of approximately $14 million. Excluding the direct-to-home continuity business, described in the table below, segment operating profit for the six months increased by $20.1 million to $76.6 million from $56.5 million in the prior fiscal year period.

        The following table highlights the results of the direct-to-home continuity programs, which consist primarily of the business formerly operated by Grolier Incorporated ("Grolier") and are included in the Children's Book Publishing and Distribution segment.

	Three months ended November 30,		Six months ended November 30,
(in millions)
	2003	2002	2003	2002
Revenue	$54.7	$52.8	$105.3	$103.3
Operating profit	0.4	6.3	2.0	8.5

Operating margin	0.7%	11.9%	1.9%	8.2%

Educational Publishing

        The Company's Educational Publishing segment includes the publication and distribution to schools and libraries of curriculum materials, children's books, classroom magazines and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States.

	Three months ended November 30,		Six months ended November 30,
(in millions)
	2003	2002	2003	2002
Revenue	$87.3	$77.0	$193.1	$165.2
Operating profit	13.6	14.7	29.0	25.5

Operating margin	15.6%	19.1%	15.0%	15.4%

        Revenues in the Educational Publishing segment for the quarter ended November 30, 2003 increased $10.3 million, or 13.4%, to $87.3 million, compared to $77.0 million in the prior fiscal year quarter. This increase was primarily due to higher sales of children's books, sold as classroom libraries and other collections to public school systems, of $7.1 million and higher revenues from the Read 180® intervention program of $3.5 million. For the six-month period ended November 30, 2003, revenues increased $27.9 million, or 16.9%, to $193.1 million, compared to $165.2 million in the prior fiscal year period. The period benefited from higher sales of children's books to public school systems of $23.8 million and higher revenues from Read 180® of $9.2 million, partially offset by a decrease in Scholastic Literacy Place® revenues, which the Company decided not to update in April 2001.

        Segment operating profit for the quarter ended November 30, 2003 decreased $1.1 million, or 7.5%, as compared to the prior fiscal year quarter, primarily due to increased promotion and other operating costs. Operating profit for this segment for the six months ended November 30, 2003 improved by $3.5 million, or 13.7%, to $29.0 million, compared to $25.5 million in the prior fiscal year period, primarily due to the increased segment revenues.

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

	Three months ended November 30,		Six months ended November 30,
(in millions)
	2003	2002	2003	2002
Revenue	$46.7	$46.2	$62.8	$63.0
Operating profit (loss)	1.9	4.9	(3.7)	(1.6)

Operating margin	4.1%	10.6%	*	*

*
not meaningful

        Revenues in the Media, Licensing and Advertising segment for the quarter ended November 30, 2003 increased modestly to $46.7 million, compared to $46.2 million in the prior fiscal year quarter. This increase was the result of $8.0 million of incremental revenues generated from Back to Basics Toys, a direct-to-home catalog business specializing in children's toys ("Back to Basics Toys") that the Company acquired in August 2003, offset by decreased revenues from software and multimedia products of $4.0 million and reduced programming revenues of $4.0 million. Revenues for the six-month period ended November 30, 2003 decreased by $0.2 million to $62.8 million.

        Segment operating profit for the quarter ended November 30, 2003 decreased by $3.0 million, compared to the prior fiscal year quarter, primarily due to decreased high margin programming revenues for the Magic School Bus television series in the current fiscal year quarter as compared to the prior fiscal year quarter. Segment operating loss for the current year six-month period increased by $2.1 million, compared to the prior fiscal year period, primarily due to decreased software and programming revenues.

International

        The International segment includes the publication and distribution of products and services outside the United States by the Company's international operations, and its export and foreign rights businesses.

	Three months ended November 30,		Six months ended November 30,
(in millions)
	2003	2002	2003	2002
Revenue	$114.6	$98.7	$179.9	$160.4
Operating profit	21.4	14.4	17.5	11.2

Operating margin	18.7%	14.6%	9.7%	7.0%

        Revenues in the International segment for the quarter ended November 30, 2003 increased $15.9 million, or 16.1%, to $114.6 million, compared to $98.7 million in the prior fiscal year quarter. This increase was primarily due to the favorable impact of foreign currency exchange rates of $10.5 million and an increase in revenues from the export business of $6.4 million, principally due to a Department of Defense order for educational materials. Revenues for the six months ended November 30, 2003 increased 19.5 million, or 12.2%, to $179.9 million, as compared to $160.4 million in the prior fiscal year period. This increase was primarily due to the favorable impact of foreign currency exchange rates of $16.4 million and revenue improvements from the export business of $9.3 million, partially offset by local currency revenue decreases in the United Kingdom and Australia equivalent to $2.9 million and $2.3 million, respectively.

        Segment operating profit for the quarter ended November 30, 2003 increased $7.0 million, or 48.6%, to $21.4 million, as compared to $14.4 million in the prior fiscal year quarter. This increase was primarily due to improvements in operating profit from the export business of $4.1 million and the local currency improvement in Canadian results equivalent to $1.7 million, combined with a favorable impact of foreign currency exchange rates of $1.4 million. Segment operating profit for the six months ended November 30, 2003 increased $6.3 million, or 56.3%, to $17.5 million, as compared to $11.2 million in the prior fiscal year period, primarily due to an increase in operating profit from the export business.

Seasonality

        The Company's school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company's business is highly seasonal. As a consequence, the Company's revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based book club and book fair revenues are greatest in the second quarter of the fiscal year, while revenues from the sale of instructional materials are highest in the first quarter. The Company experiences a substantial loss from operations in the first quarter.

        In the June through October time period, the Company experiences negative cash flow due to the seasonality of its business. As a result of the Company's business cycle, seasonal borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

Liquidity and Capital Resources

        The Company's cash and cash equivalents were $70.3 million at November 30, 2003, compared to $8.1 million at November 30, 2002 and $58.6 million at May 31, 2003.

        Cash flow provided by operations was $69.2 million for the six-month period ended November 30, 2003, resulting from net income, adjusted for non-cash charges, of $113.9 million, partially offset by net working capital and other increases of $44.7 million.

        Cash outflow for investing activities was $70.7 million for the six-month period ended November 30, 2003. Additions to property, plant and equipment totaled $19.6 million for the six-month period ended November 30, 2003, a decrease of $26.8 million from the same period in fiscal 2003. This decrease was principally due to the acquisition of a distribution facility located in Maumelle, Arkansas for $13.8 million and spending on development of an inventory planning software system of $6.8 million, both in fiscal 2003. Acquisition-related payments of $8.8 million in the current six-month period relate to the purchase of certain assets of Troll in July 2003 and the purchase of the stock of BTBCAT, Inc., which operates Back To Basics Toys, in August 2003.

        On April 4, 2003, Scholastic Corporation issued the 5% Notes. Net proceeds of $171.3 million were used: (a) to retire all outstanding indebtedness of $36.0 million under a credit facility that had been established by the Company in June 2000 to finance a portion of the purchase price for Grolier, which was then cancelled; and (b) to reduce $135 million of indebtedness outstanding under the Loan Agreement and the Revolver, as such terms are defined in "Financing" below. Scholastic Corporation repaid all $125.0 million of its outstanding 7% Notes at maturity on December 15, 2003 ("the 7% Notes") using cash on hand and borrowings available under the Loan Agreement and the Revolver made possible by the issuance of the 5% Notes.

        The Company believes its existing cash position, combined with funds generated from operations and available under the Loan Agreement and the Revolver, will be sufficient to finance its working capital requirements during the balance of the current fiscal year. The Company anticipates refinancing its debt obligations prior to their respective maturity dates, to the extent not paid through cash flow.

Financing

        The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of the redemption.

        Scholastic Corporation was a party to an interest rate swap agreement, designated as a fair value hedge as defined under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," whereby the Company received a fixed interest rate payment from, and paid an amount based on a variable interest rate to, the counterparty based on a notional amount, which was entered into in order to exchange the fixed rate payments on a portion of the $300.0 million in outstanding 5.75% Notes due 2007 of Scholastic Corporation ("the 5.75% Notes") for variable rate payments. In accordance with SFAS No. 133, the swap was considered perfectly effective and all changes in fair value were recorded to Other assets and deferred charges and

Long-term debt. On May 28, 2003, $50.0 million of the original $100.0 million notional amount was settled. On November 3, 2003, the remaining $50.0 million under the agreement was settled, and the Company received a payment of $3.8 million from the counterparty. The cash received was used to fully reduce the Other asset previously established, and the corresponding credit will be amortized over the remaining term of the 5.75% Notes.

        Scholastic Corporation and its wholly-owned subsidiary, Scholastic Inc., are joint and several borrowers under an amended and restated loan agreement with certain banks (the "Loan Agreement"). The Loan Agreement, which expires on August 11, 2004, provides for aggregate borrowings of up to $170.0 million (with a right in certain circumstances to increase borrowings to $200.0 million), including the issuance of up to $10.0 million in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceed 33% of the total facility. The amounts charged vary based upon the Company's credit rating. The interest rate, facility fee and utilization fee (when applicable) as of November 30, 2003 were 0.475% over LIBOR, 0.150% and 0.075%, respectively. The Loan Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At November 30, 2002, $166.0 million was outstanding under the Loan Agreement at a weighted average interest rate of 2.3%. There were no borrowings outstanding under the Loan Agreement at November 30, 2003 and May 31, 2003, primarily due to the issuance of the 5% Notes.

        Scholastic Corporation and Scholastic Inc. are joint and several borrowers under a Revolving Loan Agreement with a bank (the "Revolver"). The Revolver provides for unsecured revolving credit of up to $40.0 million and expires on August 11, 2004. Interest under this facility is either at the prime rate minus 1%, or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company's credit rating. The interest rate and facility fee as of November 30, 2003 were 0.475% over LIBOR and 0.150%, respectively. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At November 30, 2002, $25.3 million was outstanding under the Revolver at a weighted average interest rate of 2.8%. There were no borrowings outstanding under the Revolver at November 30, 2003 and May 31, 2003, primarily due to the issuance of the 5% Notes.

        Scholastic Corporation repaid the 7% Notes at maturity on December 15, 2003, in part using borrowings available under the Loan Agreement and the Revolver.

        In addition, unsecured lines of credit available in local currencies to Scholastic Corporation's international subsidiaries were equivalent to $64.1 million at November 30, 2003, as compared to $52.7 million at November 30, 2002 and $57.8 million at May 31, 2003. These lines are used primarily to fund local working capital needs. At November 30, 2003, borrowings equivalent to $35.4 million were outstanding under these lines of credit, as compared to $28.0 million at November 30, 2002 and $28.5 million at May 31, 2003. The weighted average interest rates were 5.9% and 5.8% at November 30, 2003 and 2002, respectively, and 6.9% at May 31, 2003.

Forward Looking Statements

        This Report on Form 10-Q contains forward-looking statements. These forward-looking statements are subject to various risks and uncertainties, including the condition of the children's book and educational materials markets and acceptance of the Company's products within those markets, and other risks and factors identified in this Report, in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2003, and from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC"). Actual results could differ materially from those currently anticipated.

SCHOLASTIC CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company has operations in various foreign countries. In the normal course of business, these operations are exposed to fluctuations in currency values. Management believes that the impact of currency fluctuations does not represent a significant risk in the context of the Company's current international operations. In the normal course of business, the Company's non-U.S. operations periodically enter into short-term forward contracts (generally not exceeding $20.0 million) to match selected purchases not denominated in their respective local currencies.

        Market risks relating to the Company's operations result primarily from changes in interest rates, which are managed by balancing the mix of variable- versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 6% of the Company's debt at November 30, 2003 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 12% at May 31, 2003 and approximately 49% at November 30, 2002, with the decreases from the year-earlier period due to the issuance of the 5% Notes. The Company is subject to the risk that market interest rates will increase and thereby increase the interest charged under its variable-rate debt.

        Additional information relating to the Company's outstanding financial instruments is included in Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following table sets forth information about the Company's debt and other interest rate sensitive instruments as of November 30, 2003 (see Note 4 of Notes to Condensed Consolidated Financial Statements):

	Fiscal Year Maturity
	2004	2005	2006	2007	2008	Thereafter	Total
	($ amounts in millions)
Debt Obligations
Lines of credit	$35.4	$—	$—	$—	$—	$—	$35.4
Average interest rate	5.90%
Long-term debt including current portion:
Fixed-rate debt	$125.0 *	$—	$—	$300.1	$—	$175.0	$600.1
Average interest rate	7.00%			5.75%		5.00%
Variable-rate debt	$0.2	$—	$—	$—	$—	$—	$0.2
Average interest rate	4.75%	—

*
Scholastic Corporation repaid all $125.0 of its outstanding 7% Notes at maturity on December 15, 2003.

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

PART II—OTHER INFORMATION

SCHOLASTIC CORPORATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of Scholastic Corporation was held on September 23, 2003. The following sets forth the results of the proposals presented at that meeting voted upon by the stockholders of the Company entitled to vote thereon:

        Holders of the 1,656,200 shares of Class A Stock (comprising all of the outstanding shares of Class A Stock) voted in favor of the approval of an amendment to the Scholastic Corporation Employee Stock Purchase Plan.

        Holders of the 1,656,200 outstanding shares of Class A Stock voted in favor of the approval of amendments to the Scholastic Corporation 1997 Outside Director's Stock Option Plan.

        Holders of the 1,656,200 outstanding shares of Class A Stock voted in favor of electing Rebeca M. Barrera, Ramon Cortines, Charles T. Harris III, Andrew S. Hedden, Mae C. Jemison, Peter M. Mayer, Augustus K. Oliver, Richard Robinson and Richard M. Spaulding as directors to serve until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

        Holders of the Common Stock elected the following three nominees as directors to serve until the next annual meeting of stockholders and until their respective successors are duly elected and qualified. Votes cast by holders of the Common Stock were:

Nominee	For	Withheld
John L. Davies	32,650,219	1,067,105
Linda B. Keene	32,649,871	1,067,453
John G. McDonald	32,790,985	926,339

SCHOLASTIC CORPORATION

Item 5. Other Information

Pre-Approval of Non-Audit Services

        In accordance with Section 10A(i) of the Exchange Act, the Audit Committee of the Board of Directors of Scholastic Corporation has pre-approved the provision of all non-audit services to be provided to the Company by its independent auditors, Ernst & Young, LLP, as permitted by Section 10A.

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
—
A Current Report on Form 8-K was filed with the SEC on September 23, 2003 reporting under Item 12 (Results of Operations and Financial Condition) a press release regarding results of operations for Scholastic Corporation's fiscal quarter ended August 31, 2003.
—
A Current Report on Form 8-K was filed with the SEC on December 17, 2003 reporting under Item 12 (Results of Operations and Financial Condition) a press release regarding results of operations for Scholastic Corporation's fiscal quarter ended November 30, 2003.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION (Registrant)

Date: January 9, 2004	/s/ Richard Robinson Richard Robinson Chairman of the Board, President, and Chief Executive Officer

Date: January 9, 2004	/s/ Kevin J. McEnery Kevin J. McEnery Executive Vice President and Chief Financial Officer

SCHOLASTIC CORPORATION
CURRENT REPORT ON FORM 10-Q, DATED NOVEMBER 30, 2003

Exhibits Index

Exhibit Number	Description of Document
31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

SCHOLASTIC CORPORATION FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003
INDEX
PART I—FINANCIAL INFORMATION
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
SCHOLASTIC CORPORATION
PART II—OTHER INFORMATION
SCHOLASTIC CORPORATION SIGNATURES
SCHOLASTIC CORPORATION CURRENT REPORT ON FORM 10-Q, DATED NOVEMBER 30, 2003 Exhibits Index