Form 10-Q
period 2004-02-29
SCHOLASTIC CORP
filed 2004-04-02
CIK 866729

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004                        Commission File No. 000-19860

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
Yes ☒  No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of March 31, 2004
Common Stock, $.01 par value	37,850,824
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

SCHOLASTIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(Amounts in millions, except per share data)

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Revenues	$472.0	$433.7	$1,646.4	$1,400.9
Operating costs and expenses:
Cost of goods sold	229.7	198.3	816.6	640.3
Selling, general and administrative expenses	214.1	203.0	639.4	607.0
Bad debt expense	17.0	16.9	66.1	53.6
Depreciation and amortization	13.5	11.6	39.8	32.9
Special severance charges	—	—	3.2	—
Litigation charge	—	—	—	1.9

Total operating costs and expenses	474.3	429.8	1,565.1	1,335.7
Operating income (loss)	(2.3)	3.9	81.3	65.2
Other income	—	2.9	—	2.9
Interest expense, net	7.1	7.5	25.2	23.3

Earnings (loss) before income taxes	(9.4)	(0.7)	56.1	44.8
Provision (benefit) for income taxes	(3.4)	(0.2)	20.2	14.9

Net income (loss)	$(6.0)	$(0.5)	$35.9	$29.9

Earnings (loss) per Share of Class A and Common Stock:
Basic	$(0.15)	$(0.01)	$0.91	$0.76
Diluted	$(0.15)	$(0.01)	$0.90	$0.74

See accompanying notes

SCHOLASTIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share data)

	February 29, 2004	May 31, 2003	February 28, 2003
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20.9	$58.6	$7.8
Accounts receivable, net	260.6	251.7	255.1
Inventories	484.0	382.6	444.2
Deferred promotion costs	61.2	52.8	54.3
Deferred income taxes	74.7	74.6	80.8
Prepaid and other current assets	47.1	47.3	60.9

Total current assets	948.5	867.6	903.1
Property, plant and equipment, net	333.5	341.7	333.3
Prepublication costs	119.7	122.0	111.9
Installment receivables, net	13.2	14.5	12.3
Production costs	5.2	11.0	9.8
Goodwill	257.2	246.0	248.6
Other intangibles	74.1	74.2	74.3
Other assets and deferred charges	119.8	124.0	131.2

Total assets	$1,871.2	$1,801.0	$1,824.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Lines of credit and short-term debt	$95.8	$153.7	$185.2
Accounts payable	180.0	139.4	146.7
Accrued royalties	70.4	32.3	56.1
Deferred revenue	35.4	18.8	34.9
Other accrued expenses	123.7	133.5	104.4

Total current liabilities	505.3	477.7	527.3
Noncurrent Liabilities:
Long-term debt	478.8	482.2	494.8
Other noncurrent liabilities	67.1	68.5	47.3

Total noncurrent liabilities	545.9	550.7	542.1
Commitments and Contingencies	—	—	—
Stockholders' Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	386.0	379.9	379.1
Deferred compensation	(0.7)	(1.1)	(1.2)
Accumulated other comprehensive loss	(32.8)	(37.8)	(25.7)
Retained earnings	467.1	431.2	402.5

Total stockholders' equity	820.0	772.6	755.1

Total liabilities and stockholders' equity	$1,871.2	$1,801.0	$1,824.5

See accompanying notes

SCHOLASTIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(Amounts in millions)

	Nine months ended
	February 29, 2004	February 28, 2003
Cash flows provided by operating activities:
Net income	$35.9	$29.9
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of prepublication and production costs	60.2	44.5
Depreciation and amortization	39.8	32.9
Royalty advances expensed	19.1	18.6
Deferred income taxes	(0.1)	0.6
Gain on sale of investment	—	(2.9)
Changes in assets and liabilities:
Accounts receivable, net	(2.4)	(21.7)
Inventories	(95.8)	(81.7)
Prepaid and other current assets	3.0	(1.5)
Deferred promotion costs	(7.9)	(10.0)
Accounts payable and other accrued expenses	23.8	(3.6)
Accrued royalties	37.9	18.1
Deferred revenue	15.4	18.0
Other, net	(9.9)	(9.8)

Total adjustments	83.1	1.5

Net cash provided by operating activities	119.0	31.4
Cash flows used in investing activities:
Prepublication expenditures	(38.9)	(34.3)
Additions to property, plant and equipment	(26.5)	(62.9)
Equity investment	—	(23.3)
Royalty advances	(18.4)	(25.0)
Production expenditures	(12.6)	(10.0)
Acquisition-related payments	(8.8)	(9.7)
Proceeds from sale of investment	—	5.2
Other	(0.5)	(0.9)

Net cash used in investing activities	(105.7)	(160.9)
Cash flows (used in) provided by financing activities:
Borrowings under Loan Agreement and Revolver	452.5	462.5
Repayments of Loan Agreement and Revolver	(383.8)	(325.6)
Borrowings under Grolier Facility	—	132.0
Repayments of Grolier Facility	—	(152.0)
Borrowings under lines of credit	204.2	95.9
Repayments of lines of credit	(208.8)	(90.3)
Repayment of 7% Notes	(125.0)	—
Proceeds pursuant to employee stock plans	6.1	4.1
Other	3.8	—

Net cash (used in) provided by financing activities	(51.0)	126.6

Net decrease in cash and cash equivalents	(37.7)	(2.9)
Cash and cash equivalents at beginning of period	58.6	10.7

Cash and cash equivalents at end of period	$20.9	$7.8

See accompanying notes

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Amounts in millions, except per share data)

1.     Basis of Presentation

        The accompanying condensed consolidated financial statements consist of the accounts of Scholastic Corporation and all wholly-owned subsidiaries ("Scholastic" or the "Company"). These financial statements have not been audited, but reflect those adjustments consisting of normal recurring items that management considers necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

        The Company's business is closely correlated to the school year. Consequently, the results of operations for the three and nine months ended February 29, 2004 and February 28, 2003, respectively, are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the February 28, 2003 condensed consolidated balance sheet is included for comparative purposes.

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

Stock-Based Compensation

        Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. In accordance with APB 25, no compensation expense was recognized with respect to the Company's stock option plans, as the exercise price of each stock option issued was equal to the market price of the underlying stock on the date of grant and the exercise price and number of shares subject to grant were fixed. If the Company had elected to recognize compensation expense based on the fair value of the options granted at the date of grant and in respect to shares issuable under the Company's equity compensation plans as prescribed by SFAS

No. 123, net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated in the following table:

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net income (loss)—as reported	$(6.0)	$(0.5)	$35.9	$29.9
Add: Stock-based employee compensation included in reported net income, net of tax	0.1	0.1	0.3	0.3
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(2.7)	(3.1)	(9.2)	(10.3)

Net income (loss)—pro forma	$(8.6)	$(3.5)	$27.0	$19.9

Earnings (loss) per share—as reported:
Basic	$(0.15)	$(0.01)	$0.91	$0.76
Diluted	$(0.15)	$(0.01)	$0.90	$0.74
Earnings (loss) per share—pro forma:
Basic	$(0.22)	$(0.09)	$0.69	$0.51
Diluted	$(0.22)	$(0.09)	$0.66	$0.48

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions of FIN 46 became effective for the Company during the fourth quarter of the current fiscal year. The Company does not expect that the adoption of FIN 46 will have an impact on its financial position, results of operations or cash flows.

        In December 2003, the FASB issued SFAS No. 132(R), "Employers' Disclosures About Pensions and Other Postretirement Benefits." SFAS No. 132(R) retains the disclosure requirements promulgated in the original SFAS No. 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) became effective for the Company in the fourth quarter of the current fiscal year and will not have an impact on the Company's financial position, results of operations or cash flows since it does not change the measurement or recognition of the Company's pensions and other postretirement benefits.

        In March 2004, the FASB issued Staff Position 106-b ("FSP 106-b"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-b applies only to single-employer defined benefit postretirement health care plans for which an employer has concluded that prescription drug benefits available under the plan are "actuarially equivalent" and thus qualify for the subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). FSP 106-b will become effective for the Company during the quarter ending November 30, 2004. The Company is currently evaluating whether the adoption of FSP 106-b will have an impact on its financial position, results of operations or cash flows.

2.     Investment

        On June 24, 2002, the Company entered into a joint venture with The Book People, Ltd., a direct marketer of books in the United Kingdom, to distribute books to the home under the Red House name and through schools under the Scholastic School Link name. Accordingly, £5.9 (equivalent to $9.1 as of the date of the transaction) relating to Red House was recorded as an investment in the joint venture in the first quarter of fiscal 2003 (see Note 7). The Company also acquired a 15% equity interest in The Book People Group, Ltd. for £12.0 (equivalent to $17.9 as of the date of the transaction) with a possible additional payment of £3.0 based on operating results and contingent on repayment of all borrowings under a £3.0 revolving credit facility established at the date of the transaction by the Company in favor of The Book People Group, Ltd. The revolving credit facility is available to fund the expansion of The Book People Group, Ltd. and for working capital purposes. As of February 29, 2004, £3.0 (equivalent to $5.5 at that date) was outstanding under the revolving credit facility. The equity investment in The Book People Group, Ltd. is included in Other assets and deferred charges in the Condensed Consolidated Balance Sheets.

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

  •
  Media, Licensing and Advertising includes the production and/or distribution of software in the United States, the production and/or distribution primarily by and through the Company's subsidiary, Scholastic Entertainment Inc., of programming and consumer products (including children's television programming, videos, software, feature films, promotional activities and non-book merchandise), and advertising revenue, including sponsorship programs.

  •
  International includes the publication and distribution of products and services outside the United States by the Company's international operations, and its export and foreign rights businesses.

        The following table sets forth the Company's segment information for the periods indicated. As previously reported, certain prior year amounts have been reclassified to conform with the current year presentation.

	Children's Book Publishing and Distribution	Educational Publishing	Media, Licensing and and Advertising	(1) Overhead	Total Domestic	International	Consolidated
Three months ended February 29, 2004
Revenues	$271.5	$69.4	$43.5	$0.0	$384.4	$87.6	$472.0
Bad debt	14.5	0.2	0.2	0.0	14.9	2.1	17.0
Depreciation	4.2	0.8	0.5	6.3	11.8	1.7	13.5
Amortization(2)	4.6	8.7	12.9	0.0	26.2	0.2	26.4
Royalty advances expensed	5.1	0.1	0.0	0.0	5.2	0.8	6.0
Segment profit (loss)(3)	11.4	3.3	(1.1)	(17.2)	(3.6)	1.3	(2.3)
Expenditures for long-lived assets(4)	11.9	8.4	3.2	4.2	27.7	1.9	29.6
Three months ended February 28, 2003
Revenues	$269.6	$65.0	$29.1	$0.0	$363.7	$70.0	$433.7
Bad debt	14.4	0.6	0.3	0.0	15.3	1.6	16.9
Depreciation	3.5	0.6	0.5	5.7	10.3	1.2	11.5
Amortization(2)	4.4	7.1	2.3	0.0	13.8	0.1	13.9
Royalty advances expensed	8.5	0.3	0.1	0.0	8.9	0.7	9.6
Segment profit (loss)(3)	23.0	(2.9)	(1.6)	(15.4)	3.1	0.8	3.9
Expenditures for long-lived assets(4)	27.2	9.9	6.5	5.7	49.3	3.4	52.7
Nine months ended February 29, 2004
Revenues	$1,010.1	$262.5	$106.3	$0.0	$1,378.9	$267.5	$1,646.4
Bad debt	58.8	0.6	0.8	0.0	60.2	5.9	66.1
Depreciation	9.9	2.4	1.4	21.0	34.7	4.9	39.6
Amortization(2)	13.2	25.9	20.7	0.0	59.8	0.6	60.4
Royalty advances expensed	12.4	0.5	4.3	0.0	17.2	1.9	19.1
Segment profit (loss)(3)	90.0	32.3	(4.8)	(55.0)	62.5	18.8	81.3
Segment assets	824.3	299.4	68.0	369.0	1,560.7	310.5	1,871.2
Goodwill	131.7	82.5	13.6	0.0	227.8	29.4	257.2
Expenditures for long-lived assets(4)	41.8	25.3	22.4	10.4	99.9	5.3	105.2
Long-lived assets(5)	310.6	189.2	34.6	237.9	772.3	105.1	877.4
Nine months ended February 28, 2003
Revenues	$848.2	$230.2	$92.1	$0.0	$1,170.5	$230.4	$1,400.9
Bad debt	46.5	1.1	0.8	0.0	48.4	5.2	53.6
Depreciation	8.8	2.2	1.3	16.8	29.1	3.5	32.6
Amortization(2)	13.1	20.2	11.3	0.0	44.6	0.2	44.8
Royalty advances expensed	16.0	1.1	0.2	0.0	17.3	1.3	18.6
Segment profit (loss)(3)	88.0	22.6	(3.2)	(54.2)	53.2	12.0	65.2
Segment assets	812.8	287.3	69.5	387.7	1,557.3	267.2	1,824.5
Goodwill	129.8	82.1	10.2	0.0	222.1	26.5	248.6
Expenditures for long-lived assets(4)	58.6	21.8	15.6	37.3	133.3	27.0	160.3
Long-lived assets(5)	307.4	184.7	38.2	243.9	774.2	96.7	870.9

(1)
Overhead includes all domestic corporate amounts not allocated to reportable segments, which includes unallocated expenses and costs related to the management of corporate assets. The nine months ended February 28, 2003 include $1.9 for the settlement of a securities lawsuit initiated in 1997. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company's headquarters in the metropolitan New York area, fulfillment and distribution facilities located in Missouri and Arkansas, and an industrial/office building complex in Connecticut.

(2)
Includes amortization of prepublication costs, production costs and other intangibles with definite lives.

(3)
Segment profit (loss) represents earnings before interest and income taxes. The impact on segment profit/(loss) of the reclassification of Internet revenues and expenses for the three and nine months ended February 28, 2003 was: a decrease in Children's Book Publishing and Distribution segment profit of $2.7 and $8.3, respectively; an increase in Educational Publishing segment loss of $1.5 and a decrease in Educational Publishing segment profit of $4.4, respectively; offset by a decrease in the Media, Licensing and Advertising segment loss of $4.2 and $12.7, respectively.

(4)
Includes expenditures for property, plant and equipment, investments in prepublication and production costs, royalty advances and acquisitions of, and investments in, businesses.

(5)
Includes property, plant and equipment, prepublication costs, goodwill, other intangibles, royalty advances, production costs and long-term investments.

        The following table separately sets forth information for the periods indicated for the U.S. direct-to-home continuity programs, which consist primarily of the business formerly operated by Grolier Incorporated ("Grolier") and are included in the Children's Book Publishing and Distribution segment, and for all other businesses included in that segment:

	Three months ended February 29 and February 28,
	Direct-to-home		All Other		Total
	2004	2003	2004	2003	2004	2003
Revenues	$45.5	$50.8	$226.0	$218.8	$271.5	$269.6
Bad debt	9.9	10.1	4.6	4.3	14.5	14.4
Depreciation	0.1	0.0	4.1	3.5	4.2	3.5
Amortization(1)	0.5	0.6	4.1	3.8	4.6	4.4
Royalty advances expensed	1.4	3.4	3.7	5.1	5.1	8.5
Business profit (loss)(2)	(0.1)	6.7	11.5	16.3	11.4	23.0
Expenditures for long-lived assets(3)	1.7	3.7	10.2	23.5	11.9	27.2
	Nine months ended February 29 and February 28,
	Direct-to-home		All Other		Total
	2004	2003	2004	2003	2004	2003
Revenues	$150.8	$154.1	$859.3	$694.1	$1,010.1	$848.2
Bad debt	36.5	31.8	22.3	14.7	58.8	46.5
Depreciation	0.3	0.3	9.6	8.5	9.9	8.8
Amortization(1)	1.0	1.3	12.2	11.8	13.2	13.1
Royalty advances expensed	2.5	3.4	9.9	12.6	12.4	16.0
Business profit(2)	1.9	15.2	88.1	72.8	90.0	88.0
Business assets	274.5	257.6	549.8	555.2	824.3	812.8
Goodwill	92.5	93.2	39.2	36.6	131.7	129.8
Expenditures for long-lived assets(3)	3.9	6.3	37.9	52.3	41.8	58.6
Long-lived assets(4)	143.9	143.7	166.7	163.7	310.6	307.4

(1)
Includes amortization of prepublication costs and other intangibles with definite lives.

(2)
Business profit (loss) represents earnings before interest and income taxes.

(3)
Includes expenditures for property, plant and equipment, investments in prepublication costs, royalty advances and acquisitions of businesses.

(4)
Includes property, plant and equipment, prepublication costs, goodwill, other intangibles and royalty advances.

4.    Debt

        The following table summarizes debt as of the dates indicated:

	February 29, 2004	May 31, 2003	February 28, 2003
Lines of Credit	$26.8	$28.5	$30.1
Grolier Facility	—	—	30.0
Loan Agreement and Revolver	68.7	—	186.9
7% Notes due 2003, net of discount	—	125.0	125.0
5.75% Notes due 2007, net of premium/discount	306.0	309.4	307.5
5% Notes due 2013, net of discount	172.8	172.6	—
Other debt	0.3	0.4	0.5

Total debt	574.6	635.9	680.0
Less lines of credit and short-term debt	(95.8)	(153.7)	(185.2)

Total long-term debt	$478.8	$482.2	$494.8

        The following table sets forth the maturities of the carrying values of the Company's debt obligations as of February 29, 2004 for the remainder of fiscal 2004 and thereafter:

	May 31,
Three-month period ending:	2004	$27.1
Fiscal years ending:	2005	68.7
	2006	—
	2007	306.0
	2008	—
	Thereafter	172.8

	Total debt	$574.6

        Grolier Facility.    Scholastic Inc., a wholly-owned subsidiary of Scholastic Corporation, established a credit facility to finance a portion of the Grolier purchase price (the "Grolier Facility"). No borrowings were outstanding under the Grolier Facility as of February 29, 2004 or May 31, 2003 because the Grolier Facility was canceled effective April 10, 2003. At February 28, 2003, $30.0 was outstanding under the Grolier Facility at a weighted average interest rate of 2.0%.

        Loan Agreement.    At February 29, 2004, Scholastic Corporation and Scholastic Inc. were joint and several borrowers under an amended and restated loan agreement with certain banks (the "Loan Agreement"). As described in Note 10, "Subsequent Event," on March 31, 2004, Scholastic Corporation and Scholastic Inc. entered into a revolving credit agreement with certain banks to replace the Loan Agreement, which was canceled. The Loan Agreement, which was scheduled to expire on August 11, 2004, provided for aggregate borrowings of up to $170.0 (with a right in certain circumstances to increase borrowings to $200.0), including the issuance of up to $10.0 in letters of credit, with interest either at the prime rate or 0.325% to 0.90% over LIBOR (as defined). The Loan Agreement also provided for a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.15% if borrowings exceeded 33% of the total facility, based upon the Company's credit rating. The interest rate, facility fee and utilization fee (when applicable) as of February 29, 2004 were 0.475% over LIBOR, 0.150% and 0.075%, respectively. The Loan Agreement contained certain financial covenants related to debt and interest coverage ratios (as defined) and limited dividends and other distributions. At February 29, 2004 and February 28, 2003, $45.0 and $156.0, respectively, were outstanding under the Loan Agreement at a weighted average interest rate of 1.5% and 1.9%, respectively. There were no borrowings outstanding under the Loan Agreement at May 31, 2003.

        Revolver.    Scholastic Corporation and Scholastic Inc. are joint and several borrowers under a revolving loan agreement with a bank (the "Revolver"). The Revolver provides for unsecured revolving credit of up to $40.0 and expires on August 11, 2004. Interest under this facility is either at the prime rate minus 1%, or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company's credit rating. The interest rate and facility fee as of February 29, 2004 were 0.475% over LIBOR and 0.150%, respectively. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At February 29, 2004 and February 28, 2003, $23.7 and $30.9, respectively, were outstanding under the Revolver at a weighted average interest rate of 1.7% and 2.3%, respectively. There were no borrowings outstanding under the Revolver at May 31, 2003.

        7% Notes due 2003.    Scholastic Corporation repaid all $125.0 of its 7% Notes at maturity on December 15, 2003, using cash on hand and borrowings available under the Loan Agreement and the Revolver made possible by the issuance of the 5% Notes.

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

        Interest Rate Swap Agreement.    Scholastic Corporation was a party to an interest rate swap agreement, designated as a fair value hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," whereby the Company received a fixed interest rate payment from, and paid an amount based on a variable interest rate to, the counterparty based on a notional amount. This agreement was entered into in order to exchange the fixed rate payments on a portion of the 5.75% Notes for variable rate payments. In accordance with SFAS No. 133, the swap was considered perfectly effective and all changes in fair value were recorded to Other assets and deferred charges and Long-term debt. On May 28, 2003, $50.0 of the original $100.0 notional amount was settled, and the Company received a payment of $5.4 from the counterparty. On November 3, 2003, the remaining $50.0 under the agreement was settled, and the Company received a payment of $3.8 from the counterparty. The cash received was used to fully reduce the Other asset previously established, and the corresponding credit is being amortized over the remaining term of the 5.75% Notes. The fair value of the agreement recorded as of February 28, 2003 and May 31, 2003 was $8.5 and $5.6, respectively.

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

5.    Comprehensive Income (Loss)

        The following table sets forth comprehensive income (loss) for the periods indicated:

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net income (loss)	$(6.0)	$(0.5)	$35.9	$29.9
Other comprehensive income (loss):
Foreign currency translation adjustment	1.8	2.6	5.0	3.2
Minimum pension liability	—	—	—	(1.5)

Total other comprehensive income	1.8	2.6	5.0	1.7

Comprehensive income (loss)	$(4.2)	$2.1	$40.9	$31.6

6.    Earnings (Loss) Per Share ("EPS")

        Basic EPS is computed by dividing net income by the weighted average Shares of Class A Stock and Common Stock outstanding during the period. Diluted EPS is calculated to give effect to potentially dilutive options to purchase Common Stock issued pursuant to the Company's stock-based benefit plans that were outstanding during the period. The diluted loss per share was equal to the basic loss per share for the three months ended February 29, 2004 and February 28, 2003 because such options outstanding were antidilutive. The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations for the periods indicated:

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net income (loss) for basic and diluted EPS	$(6.0)	$(0.5)	$35.9	$29.9

Weighted average Shares of Class A Stock and Common Stock outstanding for basic EPS	39.4	39.2	39.4	39.1
Dilutive effect of Common Stock issued pursuant to stock-based benefit plans	—	—	0.7	1.2

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted EPS	39.4	39.2	40.1	40.3

Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$(0.15)	$(0.01)	$0.91	$0.76
Diluted	$(0.15)	$(0.01)	$0.90	$0.74

7.    Goodwill and Other Intangibles

        Goodwill and other intangible assets with indefinite lives are not amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise.

        The following table summarizes the activity in Goodwill for the periods indicated:

	Nine months ended February 29, 2004	Twelve months ended May 31, 2003	Nine months ended February 28, 2003
Beginning balance	$246.0	$256.2	$256.2
Additions due to acquisitions	9.6	0.4	—
Investment in joint venture	—	(9.1)	(9.1)
Other adjustments	1.6	(1.5)	1.5

Total	$257.2	$246.0	$248.6

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

        The following table summarizes Other intangibles subject to amortization at the dates indicated:

	February 29, 2004	May 31, 2003	February 28, 2003
Customer lists	$2.9	$2.9	$2.8
Accumulated amortization	(2.6)	(2.5)	(2.4)

Net customer lists	0.3	0.4	0.4

Other intangibles	4.0	3.9	3.9
Accumulated amortization	(2.4)	(2.3)	(2.2)

Net other intangibles	1.6	1.6	1.7

Total	$1.9	$2.0	$2.1

        Amortization expense for Other intangibles totaled $0.0 and $0.2 for the three and nine months ended February 29, 2004, respectively, and $0.1 and $0.3 for the three and nine months ended February 28, 2003, respectively. Amortization expense for the twelve months ended May 31, 2003 totaled $0.5. Amortization expense for these assets is currently estimated to total $0.3 for each of the fiscal years ending May 31, 2004 through 2006 and $0.2 for each of the fiscal years ending May 31, 2007 and 2008. The weighted average amortization periods for these assets by major asset class are three years and 14 years for customer lists and other intangibles, respectively.

        The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	February 29, 2004	May 31, 2003	February 28, 2003
Net carrying value by major class:
Titles	$31.0	$31.0	$31.0
Licenses	17.2	17.2	17.2
Major sets	11.4	11.4	11.4
Trademarks and Other	12.6	12.6	12.6

Total	$72.2	$72.2	$72.2

8.    Special Severance Charges

        On May 28, 2003, the Company announced a reduction in its global work force. The majority of the affected employees were notified in the fiscal year ended May 31, 2003, and accordingly the Company established liabilities for severance and other related costs of $10.9 for that fiscal year. In the nine-month period ended February 29, 2004, the Company established liabilities of $3.2 for severance and other related costs with respect to employees notified in the first and second quarters of the current fiscal year. These charges are reflected in the Company's income statement as the Special severance charges for the year ended May 31, 2003 and the nine months ended February 29, 2004.

        A summary of the activity in the related liabilities is detailed in the following table:

Amount
Fiscal 2003 liabilities	$10.9
Fiscal 2003 payments	(1.2)

Balance at May 31, 2003	9.7

Fiscal 2004 additional liabilities	3.2
Fiscal 2004 payments	(9.9)

Balance at February 29, 2004	$3.0

        The remaining liability of $3.0 is expected to be paid over the current and next two fiscal years under salary continuance arrangements with certain affected employees.

9.    Contingent Purchase Payment

        In fiscal 2002, the Company completed the acquisition of Klutz, a publisher and creator of "books plus" products for children. In addition to the initial purchase price paid for Klutz of $42.8, the purchase agreement provided for additional payments of up to $31.3 in 2004 and 2005, contingent upon the achievement of certain revenue thresholds. The Company does not expect to make any payment for 2004.

10.    Subsequent Event

        On March 31, 2004, Scholastic Corporation and Scholastic Inc. entered into a revolving credit agreement with certain banks (the "Credit Agreement"), which replaced the Loan Agreement (see Note 4, "Debt"). The Credit Agreement, which expires on March 31, 2009, provides for aggregate borrowings of up to $190.0 (with a right in certain circumstances to increase borrowings to $250.0), including the issuance of up to $10.0 in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.975% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company's credit rating. The Credit Agreement also contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

Results of Operations—Consolidated

        Revenues for the quarter ended February 29, 2004 increased $38.3 million, or 8.8%, to $472.0 million, compared to $433.7 million in the prior fiscal year quarter, based on revenue increases in each of the Company's four operating segments. For the nine months ended February 29, 2004, revenues increased in each operating segment by a total of $245.5 million, or 17.5%, to $1,646.4 million from $1,400.9 million in the prior fiscal year period. This increase was primarily due to revenue growth in the Children's Book Publishing and Distribution segment of $161.9 million related primarily to higher Harry Potter revenues, which increased approximately $135 million, substantially due to the June 21, 2003 release of Harry Potter and The Order of The Phoenix, the fifth book in the Harry Potter series.

        Cost of goods sold as a percentage of revenues increased to 48.7% for the quarter ended February 29, 2004, compared to 45.7% for the prior fiscal year quarter, primarily due to the amortization of production costs related to the February 2004 release of the feature film Clifford's Really Big Movie™, which are included in the Media, Licensing and Advertising segment. For the nine-month period ended February 29, 2004, cost of goods sold as a percentage of revenues increased to 49.6% from 45.7% in the prior fiscal year period, primarily due to higher costs related to the release of Harry Potter and the Order of the Phoenix.

        Selling, general and administrative expenses as a percentage of revenues decreased for the quarter ended February 29, 2004 to 45.4% from 46.8% in the prior fiscal year quarter. This improvement from the prior year quarter was primarily due to lower employee and related costs. For the nine-month period ended February 29, 2004, selling, general and administrative expenses as a percentage of revenues decreased to 38.8% from 43.3% in the prior fiscal year period. The decrease from the prior year period was primarily due to the increase in Harry Potter revenues without a corresponding increase in expenses.

        Bad debt expense of $17.0 million for the quarter ended February 29, 2004 remained relatively flat as compared to the prior fiscal year quarter. As a percentage of revenues, bad debt expense improved to 3.6% of revenues as compared to 3.9% of revenues in the prior fiscal year quarter. For the nine-month period ended February 29, 2004, bad debt expense increased to $66.1 million, or 4.0% of revenues, as compared to $53.6 million, or 3.8% of revenues, in the prior fiscal year period. This increase was primarily attributable to higher bad debt expense from continuity programs, which are included in the Children's Book Publishing and Distribution segment.

        Depreciation and amortization for the quarter ended February 29, 2004 increased to $13.5 million from $11.6 million in the prior fiscal year quarter. For the nine months ended February 29, 2004, depreciation and amortization increased to $39.8 million from $32.9 million in the prior fiscal year period. These increases were primarily due to depreciation related to information technology projects completed in the prior fiscal year.

        In connection with the Company's May 28, 2003 announcement of a reduction in its global work force, Special severance charges of $3.2 million were recorded for the nine-month period ended February 29, 2004 for employees notified in the first and second quarter of the current fiscal year.

        For the nine-month period ended February 28, 2003, the Company recorded a $1.9 million Litigation charge for the settlement of a securities lawsuit initiated in 1997, which represents the portion of the total settlement amount of $7.5 million that was not paid by the insurance carrier.

        The resulting operating loss for the quarter ended February 29, 2004 was $2.3 million as compared to operating income of $3.9 million in the prior fiscal year quarter. This decrease was primarily due to lower operating income in the Children's Book Publishing and Distribution segment of $11.6 million, partially offset by improved operating results in each of the other operating segments. For the nine months ended February 29, 2004, operating income increased to $81.3 million, or 4.9% of revenues, compared to $65.2 million, or 4.7% of revenues, in the prior fiscal year period. This increase was primarily due to increased operating income in the Educational Publishing and International segments of $9.7 million and $6.8 million, respectively.

        Other income of $2.9 million for the prior year quarter and nine months ended February 28, 2003 represents a gain from the sale of a portion of the Company's approximately 3% interest in the French publishing company, Editions Gallimard. The after-tax impact on earnings per diluted share of this gain was $0.05 for the quarter and nine month periods ended February 28, 2003.

        Net interest expense decreased to $7.1 million in the quarter ended February 29, 2004, compared to $7.5 million in the prior fiscal year quarter. For the nine-month period ended February 29, 2004, net interest expense increased $1.9 million to $25.2 million, compared to $23.3 million in the prior fiscal year period. This increase was primarily due to $6.6 million in interest expense related to the $175.0 million of 5% Notes due 2013 (the "5% Notes") issued by Scholastic Corporation on April 4, 2003. This increase was partially offset by a $3.0 million reduction in interest expense on revolving credit agreements, as a result of the lower utilization of these agreements, due primarily to the issuance of the 5% Notes, and reduced interest expense of $1.8 million, due to the repayment of $125.0 million of 7% Notes of Scholastic Corporation (the "7% Notes") at maturity in December 2003 (see "Liquidity and Capital Resources").

        The Company's effective tax rate was 36% for each of the quarter and nine months ended February 29, 2004, as compared to effective tax rates of 28.6% and 33.2% for the comparable quarter and nine-month prior fiscal year periods, respectively. The increased effective tax rate for each of the current fiscal year periods was due to the recognition of net deferred tax assets in certain of the Company's international operations in the prior fiscal year period.

        Net loss was $6.0 million, or $0.15 per diluted share, for the quarter ended February 29, 2004, compared to a net loss of $0.5 million, or $0.01 per diluted share, in the prior fiscal year quarter. For the nine months ended February 29, 2004, net income was $35.9 million, or $0.90 per diluted share, compared to net income of $29.9 million, or $0.74 per diluted share, in the prior fiscal year period.

Results of Operations—Segments

Children's Book Publishing and Distribution

        The Company's Children's Book Publishing and Distribution segment includes the publication and distribution of children's books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.

	Three months ended		Nine months ended
(in millions)	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Revenue	$271.5	$269.6	$1,010.1	$848.2
Operating profit	11.4	23.0	90.0	88.0

Operating margin	4.2%	8.5%	8.9%	10.4%

        Revenues in the Children's Book Publishing and Distribution segment for the quarter ended February 29, 2004 increased $1.9 million to $271.5 million, compared to $269.6 million in the prior fiscal year quarter. This increase relates to higher revenues in the Company's school-based book clubs of $17.1 million, due to an increase in the number of orders aided by the July 2003 acquisition of selected assets of Troll Holdings, Inc., formerly a national school-based book club operator and publisher ("Troll"), and higher revenues in school-based book fairs of $2.5 million. These revenue increases were partially offset by a decline in trade revenues of $11.5 million, principally due to increased returns, impacted by aggressive inventory management by booksellers and lower sell through of backlist titles. Additionally, continuity program revenues decreased $6.2 million, primarily due to a $5.3 million decrease in the direct-to-home continuity business principally as a result of lower net revenues generated through telemarketing, which was affected by the implementation, effective October 1, 2003, of the National Do Not Call Registry legislation. Excluding the direct-to-home continuity business, described in the table below, segment revenues for the quarter increased by $7.2 million to $226.0 million compared to the prior fiscal year quarter.

        Segment operating profit for the quarter ended February 29, 2004 decreased $11.6 million to $11.4 million, compared to $23.0 million in the prior fiscal year quarter. The lower segment operating profit was substantially due to a decline of approximately $9 million in operating profit from continuity programs, primarily due to decreased revenues, a decrease in trade operating profit of approximately $5 million, primarily due to increased returns, and a decrease in school-based book fairs operating profit of approximately $3 million. The decreases in operating profit were partially offset by improved operating results in the school-based book club business of approximately $5 million. Excluding the direct-to-home continuity business, described in the table below, segment operating profit for the quarter decreased by $4.8 million to $11.5 million from $16.3 million in the prior fiscal year quarter.

        Revenues for the nine months ended February 29, 2004 increased $161.9 million, or 19.1%, to $1,010.1 million, compared to $848.2 million in the prior fiscal year period. This increase relates primarily to higher revenues of $113.2 million in the Company's trade business, substantially due to the June 21, 2003 release of Harry Potter and the Order of the Phoenix. Revenues for school-based book clubs increased by $42.4 million due to an increase in the number of orders, and school-based book fair revenues increased $12.0 million in the current nine-month period as compared to the prior fiscal year period. Continuity program revenues decreased by $5.7 million as compared to the prior fiscal year period. Excluding the direct-to-home continuity business, described in the table below, segment revenues for the nine months increased by $165.2 million to $859.3 million compared to the prior fiscal year period.

        Segment operating profit for the nine months ended February 29, 2004 increased $2.0 million to $90.0 million, compared to $88.0 million in the prior fiscal year period. The improvement in operating profit was primarily due to increases in operating profit for the Company's trade business of approximately $13 million, resulting primarily from the higher Harry Potter revenues, and the school-based book clubs and book fair businesses of approximately $10 million and $2 million, respectively. These improvements were substantially offset by lower operating results from continuity programs of approximately $22 million, primarily due to increased bad debt provisions, resulting principally from initiatives tested in the spring and summer of 2003 to reach new and existing customers, partially in anticipation of the National Do Not Call Registry legislation. Excluding the direct-to-home continuity business, described in the table below, segment operating profit for the nine months increased by $15.3 million to $88.1 million from $72.8 million in the prior fiscal year period.

        The following table highlights the results of the direct-to-home portion of the Company's continuity programs, which consist primarily of the business formerly operated by Grolier Incorporated ("Grolier") and are included in the Children's Book Publishing and Distribution segment.

	Three months ended		Nine months ended
(in millions)	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Revenue	$45.5	$50.8	$150.8	$154.1
Operating profit (loss)	(0.1)	6.7	1.9	15.2

Operating margin	*	13.2%	1.3%	9.9%

*
not meaningful

Educational Publishing

        The Company's Educational Publishing segment includes the publication and distribution to schools and libraries of curriculum materials, children's books, classroom magazines and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States.

	Three months ended		Nine months ended
(in millions)	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Revenue	$69.4	$65.0	$262.5	$230.2
Operating profit (loss)	3.3	(2.9)	32.3	22.6

Operating margin	4.8%	*	12.3%	9.8%

*
not meaningful

        Revenues in the Educational Publishing segment for the quarter ended February 29, 2004 increased $4.4 million, or 6.8%, to $69.4 million, compared to $65.0 million in the prior fiscal year quarter, primarily due to higher revenues from the Read 180® reading intervention program. Revenues for the nine months ended February 29, 2004 increased $32.3 million, or 14.0%, to $262.5 million, compared to $230.2 million in the prior fiscal year period. The period benefited from higher sales of children's books to public school systems, sold as classroom libraries and other collections, of $27.2 million and increased Read 180 revenues of $13.1 million. These increases were partially offset by a decrease of $6.7 million in Scholastic Literacy Place® revenues.

        Segment operating profit for the quarter ended February 29, 2004 was $3.3 million, compared to an operating loss of $2.9 million in the prior fiscal year quarter. The $6.2 million improvement was primarily due to higher gross margins of approximately $3 million, reflecting a more favorable product mix, and decreased general, marketing and promotional operating costs of approximately $3 million. Segment operating profit for the nine months ended February 29, 2004 increased by $9.7 million, or 42.9%, to $32.3 million, compared to $22.6 million in the prior fiscal year period, primarily due to higher gross margins resulting from a favorable sales mix.

Media, Licensing and Advertising

        The Company's Media, Licensing and Advertising segment includes the production and/or distribution of software in the United States, the production and/or distribution primarily by and through Scholastic Entertainment Inc. of programming and consumer products (including children's television programming, videos, software, feature films, promotional activities and non-book merchandise), and advertising revenue, including sponsorship programs.

	Three months ended		Nine months ended
(in millions)	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Revenue	$43.5	$29.1	$106.3	$92.1
Operating loss	(1.1)	(1.6)	(4.8)	(3.2)

Operating margin	*	*	*	*

*
not meaningful

        Revenues in the Media, Licensing and Advertising segment for the quarter ended February 29, 2004 increased $14.4 million, or 49.5%, to $43.5 million, compared to $29.1 million in the prior fiscal year quarter. This improvement was due to an increase of $10.3 million in programming revenues, primarily due to the February 2004 release of the feature film Clifford's Really Big Movie, and $8.6 million of incremental revenues generated from Back to Basics Toys, a direct-to-home catalog business specializing in children's toys ("Back to Basics") that the Company acquired in August 2003. Revenues for the nine months ended February 29, 2004 increased $14.2 million, or 15.4%, to $106.3 million, primarily due to $16.6 million of incremental revenues generated from Back to Basics, and increased programming revenues of $8.1 million, partially offset by $8.5 million in decreased revenues from software and multimedia products.

        Segment operating loss for the quarter ended February 29, 2004 improved by $0.5 million to $1.1 million, compared to $1.6 million in the prior fiscal year quarter. In the current fiscal year quarter, the Company recorded production costs approximately equal to revenue recorded in connection with Clifford's Really Big Movie. Segment operating loss for the nine months ended February 29, 2004 increased $1.6 million to $4.8 million, compared to $3.2 million in the prior fiscal year period, primarily due to decreased revenues from software and multimedia products.

International

        The International segment includes the publication and distribution of products and services outside the United States by the Company's international operations, and its export and foreign rights businesses.

	Three months ended		Nine months ended
(in millions)	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Revenue	$87.6	$70.0	$267.5	$230.4
Operating profit	1.3	0.8	18.8	12.0

Operating margin	1.5%	1.1%	7.0%	5.2%

        Revenues in the International segment for the quarter ended February 29, 2004 increased $17.6 million, or 25.1%, to $87.6 million, compared to $70.0 million in the prior fiscal year quarter. This increase was primarily due to the favorable impact of foreign currency exchange rates of $10.8 million, an increase in local currency revenues from Canada equivalent to $2.3 million and increased revenues from the export business of $2.1 million, principally due to a Department of Defense sale of educational materials. Revenues for the nine months ended February 29, 2004 increased $37.1 million, or 16.1%, to $267.5 million, compared to $230.4 million in the prior fiscal year period. This increase was primarily due to the favorable impact of foreign currency exchange rates of $27.4 million and increased revenues in the export business of $11.5 million.

        Segment operating profit for the quarter ended February 29, 2004 increased $0.5 million to $1.3 million, compared to $0.8 million in the prior fiscal year quarter. Segment operating profit for the nine months ended February 29, 2004 increased $6.8 million, or 56.7%, to $18.8 million, compared to $12.0 million in the prior fiscal year period, primarily due to an increase in operating profit from the export business.

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

Liquidity and Capital Resources

        Cash and cash equivalents were $20.9 million at February 29, 2004, compared to $7.8 million at February 28, 2003 and $58.6 million at May 31, 2003.

        Cash flow provided by operations increased $87.6 million to $119.0 million for the nine-month period ended February 29, 2004 compared to $31.4 million in the prior fiscal year period. Accounts payable and other accrued expenses increased $23.8 million for the nine months ended February 29, 2004 compared to a decrease of $3.6 million for the prior fiscal year, primarily due to the timing of payments. Amortization of prepublication and production costs increased $15.7 million to $60.2 million for the nine-month period ended February 29, 2004 compared to $44.5 million in the prior fiscal year period, primarily due to higher amortization of prepublication costs for product updates in the Company's Educational Publishing segment. Depreciation increased $6.9 million for the nine-month period ended February 29, 2004 as compared to the prior fiscal year period, primarily due to depreciation related to information technology projects completed in the prior fiscal year. Accrued royalties increased $19.8 million to $37.9 million for the nine months ended February 29, 2004 compared to $18.1 million for the prior fiscal year period, primarily related to royalties accruing from sales of Harry Potter and the Order of the Phoenix.

        Cash outflow for investing activities was $105.7 million for the nine-month period ended February 29, 2004. Additions to property, plant and equipment totaled $26.5 million for the nine-month period ended February 29, 2004, a decrease of $36.4 million from the same period in fiscal 2003. This decrease was principally due to the fiscal 2003 acquisition of a distribution facility located in Maumelle, Arkansas for $13.8 million, spending on the development of an inventory planning software system of $7.9 million and expenses related to the expansion of Internet operations of $6.4 million. Acquisition-related payments of $8.8 million in the current nine-month period relate to the purchase of certain assets of Troll in July 2003 and the purchase of the stock of BTBCAT, Inc., which operates Back To Basics, in August 2003.

        On April 4, 2003, Scholastic Corporation issued the 5% Notes. Net proceeds of $171.3 million were used: (a) to retire all outstanding indebtedness of $36.0 million under a credit facility that had been established by the Company in June 2000 to finance a portion of the purchase price for Grolier, which was then canceled; and (b) to reduce $135 million of indebtedness outstanding under the Loan Agreement and the Revolver, as described in "Financing" below. Scholastic Corporation repaid all $125.0 million of the outstanding 7% Notes at maturity on December 15, 2003 using cash on hand and borrowings available under the Loan Agreement and the Revolver made possible by the issuance of the 5% Notes.

        The Company believes its existing cash position, combined with funds generated from operations and available under the Credit Agreement, described in "Financing" below, and the Revolver, will be sufficient to finance its ongoing working capital requirements. The Company anticipates refinancing its debt obligations prior to their respective maturity dates, to the extent not paid through cash flow.

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

        Scholastic Corporation was a party to an interest rate swap agreement, designated as a fair value hedge as defined under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," whereby the Company received a fixed interest rate payment from, and paid an amount based on a variable interest rate to, the counterparty based on a notional amount, which was entered into in order to exchange the fixed rate payments on a portion of the $300.0 million in outstanding 5.75% Notes due 2007 of Scholastic Corporation ("the 5.75% Notes") for variable rate payments. In accordance with SFAS No. 133, the swap was considered perfectly effective and all changes in fair value were recorded to Other assets and deferred charges and Long-term debt. On May 28, 2003, $50.0 million of the original $100.0 million notional amount was settled, and the Company received a payment of $5.4 million from the counterparty. On November 3, 2003, the remaining $50.0 million under the agreement was settled, and the Company received a payment of $3.8 million from the counterparty. The cash received was used to fully reduce the Other asset previously established, and the corresponding credit is being amortized over the remaining term of the 5.75% Notes.

        At February 29, 2004, Scholastic Corporation and its wholly-owned subsidiary, Scholastic Inc., were joint and several borrowers under an amended and restated loan agreement with certain banks (the "Loan Agreement"), which was canceled on March 31, 2004 upon execution of the Credit Agreement described below. The Loan Agreement, which was scheduled to expire on August 11, 2004, provided for aggregate borrowings of up to $170.0 million. At February 29, 2004 and February 28, 2003, $45.0 million and $156.0 million, respectively, were outstanding under the Loan Agreement at a weighted average interest rate of 1.5% and 1.9%, respectively. There were no borrowings outstanding under the Loan Agreement at May 31, 2003.

        On March 31, 2004, Scholastic Corporation and Scholastic Inc. entered into a revolving credit agreement with certain banks (the "Credit Agreement"), which replaced the Loan Agreement. The Credit Agreement, which expires on March 31, 2009, provides for aggregate borrowings of up to $190.0 million (with a right in certain circumstances to increase borrowings to $250.0 million), including the issuance of up to $10.0 million in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.975% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company's credit rating. The Credit Agreement also contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions.

        Scholastic Corporation and Scholastic Inc. are joint and several borrowers under a revolving loan agreement with a bank (the "Revolver"). The Revolver provides for unsecured revolving credit of up to $40.0 million and expires on August 11, 2004. The Company expects to enter into an amendment to extend the maturity of the Revolver prior to its expiration date. Interest under this facility is either at the prime rate minus 1%, or 0.325% to 0.90% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company's credit rating. The interest rate and facility fee as of February 29, 2004 were 0.475% over LIBOR and 0.150%, respectively. The Revolver has certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At February 29, 2004 and February 28, 2003, $23.7 million and $30.9 million, respectively, were outstanding under the Revolver at a weighted average interest rate of 1.7% and 2.3%, respectively. There were no borrowings outstanding under the Revolver at May 31, 2003.

        Scholastic Corporation repaid the 7% Notes at maturity on December 15, 2003, in part using borrowings available under the Loan Agreement and the Revolver made possible by the issuance of the 5% Notes.

        In addition, unsecured lines of credit available in local currencies to Scholastic Corporation's international subsidiaries were equivalent to $66.8 million at February 29, 2004, as compared to $54.9 million at February 28, 2003 and $57.8 million at May 31, 2003. These lines are used primarily to fund local working capital needs. At February 29, 2004, borrowings equivalent to $26.8 million were outstanding under these lines of credit, as compared to $30.1 million at February 28, 2003 and $28.5 million at May 31, 2003. The weighted average interest rates were 6.1% at February 29, 2004, 5.3% at February 28, 2003 and 6.9% at May 31, 2003.

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

        Market risks relating to the Company's operations result primarily from changes in interest rates, which are managed by balancing the mix of variable- versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 17% of the Company's debt at February 29, 2004 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 12% at May 31, 2003 and approximately 51% at February 28, 2003, with the decrease from the year-earlier period due to the issuance of the 5% Notes. The Company is subject to the risk that market interest rates will increase and thereby increase the interest charged under its variable-rate debt.

        Additional information relating to the Company's outstanding financial instruments is included in Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following table sets forth information about the Company's debt and other interest rate sensitive instruments as of February 29, 2004 (see Note 4 of Notes to Condensed Consolidated Financial Statements):

	Fiscal Year Maturity
($ amounts in millions)
	2004	2005		2006	2007	2008	Thereafter	Total
Debt Obligations
Lines of credit	$26.8	$—		$—	$—	$—	$—	$26.8
Average interest rate	6.07%
Long-term debt including
current portion:
Fixed-rate debt	$—	—		$—	$300.2	$—	$175.0	$475.2
Average interest rate					5.75%		5.00%
Variable-rate debt	$0.1	$68.7	(1)	$—	$—	$—	$—	$68.8
Average interest rate	5.00%	1.55%

(1)
Includes $45.0 outstanding under the Loan Agreement. As described in Item 2, MD&A, "Financing," the Loan Agreement was canceled as of March 31, 2004 and replaced by the Credit Agreement, which expires in fiscal 2009.

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

Investor Relations

        The Company posts on its Web site, www.scholastic.com/aboutscholastic/investor/index.htm, the date of its upcoming financial press releases, investor presentations, and telephone investor calls at least five days prior to the event. The Company's investor calls are open to the public and remain available to the public through the Company's Web site for at least five days thereafter.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
4.1
Credit Agreement, dated as of March 31, 2004, among Scholastic Corporation and Scholastic Inc., as borrowers, the Initial Lenders named therein, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers, and JPMorgan Chase Bank and Fleet National Bank, as syndication agents.
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
—
A Current Report on Form 8-K was filed with the SEC on March 17, 2004 reporting under Item 12 (Results of Operations and Financial Condition) a press release regarding results of operations for Scholastic Corporation's fiscal quarter ended February 29, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION (Registrant)
Date: April 2, 2004	/s/ Richard Robinson Richard Robinson Chairman of the Board, President, and Chief Executive Officer
Date: April 2, 2004	/s/ Mary A. Winston Mary A. Winston Executive Vice President and Chief Financial Officer

EXHIBITS INDEX

Exhibit Number	Description of Document
4.1
Credit Agreement, dated as of March 31, 2004, among Scholastic Corporation and Scholastic Inc., as borrowers, the Initial Lenders named therein, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers, and JPMorgan Chase Bank and Fleet National Bank, as syndication agents.
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

INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBITS INDEX