Form 10-K
period 2004-05-31
SCHOLASTIC CORP
filed 2004-08-02
CIK 866729

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report pursuant to section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2004 | Commission File No. 000-19860

Scholastic Corporation

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3385513 (IRS Employer Identification No.)
557 Broadway, New York, New York (Address of principal executive offices)	10012 (Zip Code)

Registrant’s telephone number, including area code: (212) 343-6100
Securities Registered Pursuant to Section 12(b) of the Act:
NONE
Securities Registered Pursuant to Section 12(g) of the Act:

Title of class Common Stock, $0.01 par value	Name of Each Exchange on Which Registered The NASDAQ Stock Market

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
Yes X No _

The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of July 26, 2004, was approximately $854,089,000. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant’s voting stock as of July 26, 2004 was as follows: 37,947,917 shares of Common Stock and 1,656,200 shares of Class A Stock.

Documents Incorporated By Reference

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2004.

Part I

Item 1 | Business

Overview

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is a global children’s publishing and media company. The Company believes that it is the world’s largest publisher and distributor of children’s books. Scholastic creates quality educational and entertaining materials and products for use in school and at home, including children’s books, textbooks, magazines, technology-based products, teacher materials, television programming, film, videos and toys. The Company distributes its products and services through a variety of channels, including school-based book clubs, school-based book fairs, school-based and direct-to-home continuity programs, retail stores, schools, libraries and television networks. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents, and an award-winning destination for children. With the June 2000 acquisition of Grolier Incorporated (“Grolier”), the Company became the leading operator in the United States of direct-to-home book clubs primarily serving children age five and under, and the leading print and on-line publisher of children’s reference and non-fiction products sold primarily to United States school libraries. Internationally, Scholastic has long-established operations in Canada, the United Kingdom, Australia and New Zealand, and newer operations in Argentina, Hong Kong, India, Ireland and Mexico. The Grolier acquisition expanded the Company’s international operations in Canada, the United Kingdom, Australia and Southeast Asia.

During its 84 years of operation, Scholastic has emphasized quality products and a dedication to learning. Scholastic Corporation was incorporated under the laws of Delaware in 1986 and, through predecessor entities, has been in business since 1920. Grolier, through its predecessor entities, has been in business since 1895.

Operating Segments

The Company categorizes its businesses into four operating segments: Children’s Book Publishing and Distribution; Educational Publishing; Media, Licensing and Advertising (which collectively represent the Company’s domestic operations); and International. This classification reflects the nature of products and services consistent with the method by which the Company’s chief operating decision-maker assesses operating performance and allocates resources. During the three-year period ended May 31, 2004, Scholastic’s revenues have grown at an average annual compounded rate of 4.4%. The following table sets forth revenues by operating segment for the three fiscal years ended May 31:

(Amounts in millions)

	2004	2003	2002

Children’s Book Publishing and Distribution	$ 1,358.6	$ 1,189.9	$ 1,168.6
Educational Publishing	369.1	325.9	316.9
Media, Licensing and Advertising	136.4	123.5	129.8
International	369.7	319.0	301.7

Total	$ 2,233.8	$ 1,958.3	$ 1,917.0

Additional financial information covering the Company’s operating segments is included in Note 2 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is incorporated herein by reference.

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION
(60.8% of fiscal 2004 revenues)

General

The Company’s Children’s Book Publishing and Distribution segment includes the publication and distribution of children’s books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.

The Company believes it is the largest publisher and distributor of children’s books and is the largest operator of school-based book clubs and school-based book fairs in the United States. The Company is also a leading publisher of children’s books distributed through the trade channel and the leading distributor in the United States of children’s books through direct-to-home continuity programs primarily for children ages five and younger. In fiscal 2004, the Company distributed in excess of 350 million children’s books in the United States.

Scholastic offers a broad range of quality children’s literature. Many of the Company’s books have received awards for excellence in children’s literature, including the Caldecott and Newbery awards.

The Company obtains titles for sale through its distribution channels from three principal sources. The first source for titles is the Company’s publication of books written under exclusive publication agreements with authors, book packagers or other media companies. Scholastic generally owns the rights to sell these titles in all United States channels of distribution. Scholastic’s second source of titles is licenses to publish books exclusively in specified channels of distribution, including reprints of books originally published by other publishers, for which the Company acquires rights to sell in the school market and licenses to publish books for exclusive sale in direct-to-home continuity programs. The third source of titles is the Company’s purchase of finished books from other publishers to be sold in the school market. At May 31, 2004, the Company’s active backlist (a list of titles published as new titles in prior years) included more than 6,000 titles.

School-Based Book Clubs

Scholastic founded its first school-based book club in 1948. The Company operates a number of school-based book clubs, including: Firefly®, serving pre-kindergarten (“pre-K”) and kindergarten (“K”) students; SeeSaw®, serving students grades K to 1; Lucky®, serving students grades 2 to 3; Arrow®, serving students grades 4 to 6; TAB®, serving students grades 7 to 12; three Trumpet® clubs, serving students pre-K to grade 6; three Troll®/Carnival® clubs, serving students K to grade 6; Honeybee®, serving children ages 1 1/2 to 4; and Club Leo™, which provides Spanish language offers to students pre-K to grade 8. In addition to its regular offers, the Company creates special theme-based offers targeted to different grade levels during the year, such as holiday offers, science offers, curriculum offers and teen offers.

The Company estimates that over 80% of all elementary school teachers in the United States participate in the Company’s school-based book clubs. The Company believes that teachers participate in school-based book clubs because it is their opinion that quality books at affordable prices will be of interest to families and will improve students’ reading skills. The Company also believes that teachers participate because the school-based book clubs offer easy access to a broad range of books.

The Company mails promotional materials containing order forms to teachers in the vast majority of the pre-K to grade 8 classrooms in the United States. Teachers who wish to participate in a school-based book club distribute the order forms to their students, who may choose from generally 75 or more selections at substantial reductions from list prices. The teacher consolidates the students’ orders and forwards them to the Company by phone, fax, mail or the Internet, which in fiscal 2004 accounted for approximately 30% of orders. The orders are then shipped to the teacher for distribution to the students. Teachers who participate in the book clubs receive bonus points for use by their school, which may be redeemed for the purchase of additional books and other items for their classrooms.

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

The Company operates school-based book fairs in all 50 states under the name Scholastic Book Fairs®. Books and display cases are delivered to schools from the Company’s warehouses principally by a fleet of leased vehicles. Sales and customer service functions are performed from regional sales offices, supported by field representatives. The Company believes that its competitive advantages in the book fair business include the strength of the relationship between its sales representatives and schools, broad geographic coverage, quality customer service and breadth of product selection. Over 90% of the schools that sponsored a Scholastic book fair in fiscal 2003 sponsored a Scholastic book fair again in fiscal 2004.

Continuity Programs

The Company operates continuity programs whereby children and their families generally place a single order and receive more than one shipment of books. Continuity programs are promoted through (i) direct-to-home offers, primarily through telemarketing, direct mail and print and on-line advertisements, and (ii) offers in school-based book clubs. The Company’s direct-to-home continuity business, acquired as part of the Grolier acquisition, is the leading direct-to-home seller of children’s books primarily serving children age five and under. In fiscal 2004, the Company’s direct-to-home continuity business included Scholastic publishing properties, such as Clifford & Company™, Hello Kitty™, Scooby Doo and Nick Jr., as well as programs previously operated by Grolier, such as Disney Book Club™, Barbie™, Dr. Seuss™ Beginning Readers Program and The New Book of Knowledge® encyclopedia. In fiscal 2002, the Company acquired Baby’s First Book Club®, a direct marketer through continuity programs of age-appropriate books and toys for young children. Continuity programs offered primarily through Scholastic’s school-based book clubs include Spy University™, Clifford The Big Red Dog®, Nick Zone, Space University™ and Disney Princess.

Trade

Scholastic is one of the leading sellers of children’s books through bookstores and mass merchandisers in the United States. The Company maintains over 6,000 titles for trade distribution. Scholastic’s original publications include Harry Potter®, I Spy™, Clifford The Big Red Dog®, Goosebumps®, The Baby-sitters Club®, The Magic School Bus®, Captain Underpants® and Geronimo Stilton® and licensed properties such as Barney®, Scooby Doo® and Shrek 2®. In fiscal 2002, the Company purchased Klutz, a publisher and creator of “books plus” products for children. The Company’s trade sales organization focuses on marketing and selling Scholastic’s publishing properties to book stores, mass merchandisers and specialty sales outlets.

The Company’s fiscal 2004 sales in the trade market were led by the Harry Potter series of books. Other Scholastic bestsellers during fiscal 2004 included books from the Clifford The Big Red Dog, I Spy and Captain Underpants series.

EDUCATIONAL PUBLISHING
(16.5% of fiscal 2004 revenues)

General

The Company’s Educational Publishing segment includes the publication and distribution to schools and libraries of curriculum materials, children’s books, classroom magazines and print and on-line reference and non-fiction products for grades pre-K to 12 in the United States.

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

Curriculum Publishing and Teaching Resources

Scholastic’s curriculum publishing and teaching resources operations develop and distribute instructional materials directly to schools in the United States. These operations include reading improvement programs, individual paperbacks and collections and professional books designed for, and generally purchased by, teachers.

The Company focuses its supplemental and core curriculum publishing efforts on reading improvement materials, most of which use technology to support learning. Scholastic’s reading improvement programs are led by Read 180®, a reading intervention program for students in grades 4 to 12 reading at least two years below grade level, and other technology-based products such as Wiggleworks®, which assists in teaching reading to students, and Scholastic Reading Counts!™, which encourages reading through a school-managed incentive program. Other reading improvement products include Scholastic Read XL®, a program for students in grades 6 to 8, which provides high-interest and increasingly demanding text to assist students reading one to three years below grade level; Building Language for Literacy™, a program of books and audio tapes to guide children through the critical pre-K to K stages of literacy development; and Scholastic Phonics Reading Program™, which is a beginning phonics instruction program for grades K to 1. In fiscal 2002, the Company acquired the assets of Tom Snyder Productions, Inc., a leading developer and publisher of interactive educational software.

The teaching resources group publishes professional books designed for and generally purchased by teachers and distributes individual paperbacks and collections to schools and school districts. In addition, the Company provides paperbacks and collections to literacy organizations. In fiscal 2002, the Company launched an on-line Teacher Store, which provides professional books and other educational materials to schools and teachers. Scholastic.com is a leading website for teachers and classrooms, offering multimedia teaching units, lesson plans, teaching tools and on-line activities. In fiscal 2002, the Company acquired Teacher’s Friend Publications, Inc., a leading producer and marketer of materials that teachers use to decorate their classrooms.

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

Scholastic’s classroom magazine circulation in the United States in fiscal 2004 was more than 7.5 million, with approximately two-thirds of the circulation in grades K to 6. In fiscal 2004, teachers in over 60% of the elementary schools and in approximately 70% of the secondary schools in the United States used the Company’s classroom magazines. The various classroom magazines are distributed either on a weekly, bi-weekly or monthly basis during the school year.

The majority of the magazines purchased are paid for with school funds, with teachers or students paying for the balance. Circulation revenue accounted for substantially all of the classroom magazine revenues in fiscal 2004.

Library Publishing

Scholastic is a leading publisher of quality children’s reference and non-fiction products and encyclopedias sold primarily to schools and libraries in the United States. Products include Encyclopedia Americana®, The New Book of Knowledge® and Cumbre™, a Spanish language encyclopedia, as well as reference materials published under the Grolier® name. Grolier Online® provides subscriptions to reference databases for schools and libraries. The Company’s products also include non-fiction books published in the United States under the imprints Children’s Press® and Franklin Watts®.

MEDIA, LICENSING AND ADVERTISING
(6.1% of fiscal 2004 revenues)

General

The Company’s Media, Licensing and Advertising segment includes the production and/or distribution of software in the United States; the production and/or distribution primarily by and through the Company’s subsidiary, Scholastic Entertainment Inc. (“SEI”); of programming and consumer products (including children’s television programming, videos, software, feature films, promotional activities and non-book merchandise), and advertising revenue; including sponsorship programs.

Production and Distribution

Through SEI, Soup2Nuts Inc. (“S2N”) and the Weston Woods Studio, the Company creates and produces television programming, videos, feature films, software and branded websites. SEI builds consumer awareness and value for the Company’s publishing franchises by creating family-focused programming that form the basis for global branding campaigns. SEI generates revenue by exploiting programming assets globally across multiple media formats and by developing and executing brand-marketing campaigns.

SEI has built a television library of over 315 half-hour productions, including: Clifford The Big Red Dog®, Clifford’s Puppy Days™, The Magic School Bus®, I Spy™, Goosebumps®, Animorphs®, Dear America® and The Baby-sitters Club®. These series have been sold in the United States and internationally. Since its debut, Clifford The Big Red Dog, an award-winning animated series based on the Company’s best-selling books by Norman Bridwell, has consistently been the top rated show with children age 5 and under. A total of 65 episodes have been produced, and the show has been licensed for broadcast in over 85 countries. In February 2004, SEI released Clifford’s Really Big Movie, a feature length film. During fiscal 2004, SEI completed production of 25 episodes of its new series Clifford’s Puppy Days, a Clifford brand extension, which launched in September 2003. Also in fiscal 2004, SEI produced 13 additional episodes of I Spy™, based on the Company’s best-selling book series, and commenced production of 65 episodes of its original television series, Maya & Miguel, which is expected to be launched on PBS Kids in the fall of 2004.

In fiscal 2002, the Company acquired S2N, an award-winning producer of animated television and web programming, as part of the acquisition of the assets of Tom Snyder Productions, Inc. S2N has produced over 60 half-hour episodes of television programming, primarily of animated shows for adults, such as Home Movies™ and Hey Monie.

Weston Woods Studios creates audiovisual adaptations of classic children’s picture books, such as Where the Wild Things Are, Chrysanthemum and Make Way for Ducklings, that are initially produced for the school and library market as a supplemental educational resource. SEI has repackaged 16 titles for sale to the consumer market under the Scholastic Video Collection banner. Weston Woods Studios has received numerous awards, including five Andrew Carnegie Medals for Excellence in Children’s Video and an Academy Award nomination.

Brand Marketing and Consumer Products

SEI creates and develops global branding campaigns for Scholastic properties in order to extend and strengthen Scholastic’s consumer connection with parents, children and teachers. The Clifford The Big Red Dog series is part of a comprehensive brand marketing campaign, including home entertainment, consumer products, publishing extensions, such as television tie-in books, interactive media and consumer promotions, supporting Clifford’s position as a leading pre-school brand. In connection with its branding campaigns, SEI has received numerous marketing and licensing awards, including a 2003 LIMA award for Clifford as “Best Character License.”

In addition to licensing rights for consumer products, SEI creates, manufactures and distributes consumer products primarily based on Scholastic’s literary properties, such as a line of upscale plush toys and wooden puzzles based on Clifford The Big Red Dog®, The Magic School Bus®, The Real Mother Goose™ and Stellaluna™. The products are available through independent toy/gift stores, specialty chains, department stores, mail order catalogs and bookstores, as well as through Scholastic’s school-based book clubs, school-based book fairs and continuity programs. SEI also developed, in conjunction with Toys “ R” Us, a major toy retailer, a line of Scholastic-branded learning toys that are merchandised in Scholastic boutiques at Toys “R” Us stores in the United States and Canada.

Consumer Software

Scholastic distributes original and licensed consumer software, handheld and console products and accessories and DVD’s for grades K to 8 through its school-based software clubs, school-based book clubs, school-based book fairs and continuity programs, as well as the school-based library/teacher market. The Company acquires software and multi-media products for distribution in all of these channels through a combination of licensing, purchases of product from software publishers and internal development. Scholastic’s school-based software clubs are marketed in the same manner as its school-based book clubs. The Company’s original CD-ROM titles include the award-winning series Clifford®, I Spy™ and Math Missions.

Advertising

Certain of the Company’s magazine properties generate advertising revenues as their primary source of revenue, including Instructor™, Scholastic Administrator™, Instructor New Teacher®, Scholastic Early Childhood Today™ and Coach and Athletic Director™, which are directed to teachers and education professionals and are distributed during the academic year. Total circulation for these magazines was approximately 500,000 in fiscal 2004. Subscriptions for these magazines are solicited primarily by direct mail. Scholastic Parent and Child® magazine, which is directed at parents and distributed through schools and childcare programs, had circulation of approximately 1.2 million in fiscal 2004. These magazines carry paid advertising, advertising for Scholastic’s other products and paid advertising for clients that sponsor customized programs.

Other

Also included in this segment are: Scholastic In-School Marketing, which develops sponsored educational materials and supplementary classroom programs in partnership with corporations, government agencies and nonprofit organizations; Back to Basics Toys®, acquired in August 2003, a direct-to-home catalog business specializing in children’s toys (“Back to Basics”); and Quality Education Data, which develops and markets databases and provides research and analysis focused on teachers, schools and education.

INTERNATIONAL
(16.6% of fiscal 2004 revenues)

General

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

Scholastic has long-established operations in Canada, the United Kingdom, Australia and New Zealand and newer operations in Argentina, Hong Kong, India, Ireland and Mexico. With the acquisition of Grolier, the Company expanded into the direct-to-home continuity business primarily serving children age five and under in Canada, the United Kingdom and Australia, and also added the publication and distribution of reference products and services outside the United States, principally in Southeast Asia.

Scholastic’s operations in Canada, the United Kingdom, Australia and New Zealand generally mirror its United States business model. Each of these international operations has original trade and educational publishing programs, distributes children’s books, software and other materials through school-based book clubs, school-based book fairs and trade channels, distributes magazines and offers on-line services. Each of these operations has established its own export and foreign rights licensing programs and is a licensee of book tie-ins for major media properties. Original books published by each of these operations have received awards of excellence in children’s literature.

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

In fiscal 2003, the Company entered into a joint venture with The Book People Ltd. (together with its affiliates, “The Book People”), a direct marketer of books in the United Kingdom, to distribute books to the home under the Red House® name and through schools under the School Link™ name.

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

Asia

The Company’s Asia operations primarily sell English language reference materials and local language product through a network of over 2,000 independent door-to-door sales representatives in India, Indonesia, Malaysia, the Philippines,

Singapore, Taiwan and Thailand. In India, the Company also operates school-based book clubs and book fairs and publishes original titles in the English and Hindi languages.

Latin America

In Latin America, the Company has operations in Mexico, Argentina and Puerto Rico. These businesses principally distribute books and educational material published by Scholastic, as well as merchandise from other publishers, through school-based book clubs and book fairs. In Puerto Rico, Scholastic distributes Spanish language reference materials though a network of independent door-to-door sales representatives.

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

In the United States, the Company mainly processes and fulfills school-based book club, trade, curriculum publishing, reference and non-fiction products and export orders from its primary warehouse and distribution facility in Jefferson City, Missouri. Magazine orders are processed at the Jefferson City facility and are shipped directly from printers. In fiscal 2003, the Company acquired a distribution facility in Maumelle, Arkansas (the “Maumelle Facility”), which serves as the Company’s primary packaging and fulfillment center for its continuity programs. In connection with its trade business, the Company generally outsources certain services, including invoicing, billing, returns processing and collection services, and also ships product directly from printers to customers. School-based book fair orders are fulfilled through a network of warehouses across the country. The Company’s international school-based book club, school-based book fair, trade, continuity businesses and educational operations use similar distribution systems.

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

COPYRIGHT AND TRADEMARKS

SCHOLASTIC is a registered trademark in the United States and in a number of countries where the Company conducts business. Scholastic Inc., the Corporation’s principal operating subsidiary in the United States, has registered and/or has pending applications to register in the United States its trademarks for the names of each of its domestic book clubs, the titles of its magazines and the names of all its core curriculum programs.

The Corporation’s international subsidiaries have also registered trademarks in the name of Scholastic Inc. for the names of their respective book clubs and magazines in their respective countries. Although individual book titles are not subject to trademark protection, Scholastic Inc. has registered and/or has pending applications to register trademarks in the United States and in a number of countries for the names of certain series of books and consumer products, such as The Magic School Bus and Clifford The Big Red Dog. GROLIER is a registered trademark in the United States and a number of countries where the Company conducts business. All of the Company’s publications, including books, magazines and software, are subject to copyright protection. Where applicable, the Company consistently files copyright registrations for its magazines, books and software in the name of Scholastic Inc. or one of its subsidiaries. Copyrights and trademarks are vigorously defended by the Company, and as necessary, outside counsel may be retained to assist in such protection.

EMPLOYEES

At May 31, 2004, the Company employed approximately 7,200 people in full-time jobs and 1,000 people in part-time jobs in the United States and approximately 2,600 additional people internationally. The number of part-time employees fluctuates during the year because significant portions of the Company’s business are closely correlated with the school year. On May 28, 2003, the Company announced a reduction in its global work force of approximately 400 positions, the majority of which took effect in the first quarter of fiscal 2004. The Company believes that relations with its employees are good.

Executive Officers

Each of the following individuals serves as an executive officer of Scholastic until the first meeting of the Corporation’s Board of Directors following the Annual Meeting of Stockholders of Scholastic Corporation in September 2004 and until their successors have been elected or appointed and qualified or until such officer’s earlier resignation or removal.

		Employed by
Name	Age	Registrant Since	Position(s) for Past Five Years

Richard Robinson	67	1962	Chairman of the Board (since 1982), President (since 1974) and Chief Executive Officer (since 1975).

Mary A. Winston	42	2004	Executive Vice President and Chief Financial
			Officer (since 2004). Prior to joining the Company, Vice President and Controller (2003–2004) and Vice President and Treasurer (2002–2003) of Visteon Corporation, a global automotive supplier; and between 1995 and 2002, various senior financial management roles at Pfizer and Warner-Lambert, which merged in June 2000, including Vice President, Global Financial Operations for the pharmaceutical business (2000–2002) and Vice President, Finance and Administration (1998–2000).

Deborah A. Forte	50	1983	Executive Vice President (since 1996), President, Scholastic Entertainment Inc. (since 2001), and Division Head, Scholastic Entertainment Inc. (1995–2001).

Donna M. Iucolano	40	2000	Executive Vice President (since 2000), President, e-Scholastic (since 2003), President, Scholastic Internet Group (2001–2003), Executive Vice President, Scholastic Internet Group (2000–2001); and prior to joining the Company, positions including Senior Vice President (2000) and Vice President (1998–2000) at
			1-800-FLOWERS.COM (1994–2000), where she served as the chief e-business strategist.

Linda B. Keene	52	2004	Executive Vice President, Marketing (since 2004); and prior to joining the Company, a director of Scholastic Corporation (1999–2004), principal of Waterford Marketing Group, an independent consulting agency for marketing and organizational issues (2001–2004), and Vice President of Market Development for American Express Financial Advisors (1994–2001).

Barbara A. Marcus	53	1983	Executive Vice President (since 1991), President, Children’s Book Publishing and Distribution (since 1999) and Executive Vice President, Children’s Book Publishing and Distribution (1991–1999).

		Employed by
Name	Age	Registrant Since	Position(s) for Past Five Years

Margery W. Mayer	52	1990	Executive Vice President (since 1990), President, Scholastic Education (since 2002) and Executive Vice President, Learning Ventures (1998–2002).

Hugh R. Roome	52	1991	Executive Vice President (since 1996), President, International Group (since 2001), Executive Vice President, International (2000–2001) and Executive Vice President, Magazine Group (1996–2000).

Richard M. Spaulding	67	1960	Director (since 1974) and Executive Vice President, Marketing (since 1974).

Judith A. Corman	65	1999	Senior Vice President, Corporate Communications and Media Relations (since 1999).

Charles B. Deull	44	1995	Senior Vice President (since 1995), General Counsel (since 1999), Senior Vice President, Legal and Business Affairs (1995–1999) and Corporate Secretary (since 1996).

Ernest B. Fleishman	67	1989	Senior Vice President, Education and Corporate Relations (since 1989).

Beth Ford	40	2000	Senior Vice President, Global Operations and Information Technology (since 2002), Senior Vice President, Global Operations (2000–2002); and prior to joining the Company, Director, Supply Chain at Pepsi Bottling Group/Pepsico (1997–2000).

Larry V. Holland	45	1994	Senior Vice President, Corporate Human Resources and Employee Services (since 1997).

Heather J. Myers	39	2003	Senior Vice President, Strategic Planning & Business Development (since 2003). Prior to joining the Company, Independent Media & Entertainment Consultant (2002-2003); and from 1995-2001, various positions at Vivendi Universal (formerly Seagram Company Ltd.), including Executive Vice President/General Manager, Universal Global e, Universal Music Group (1999-2001); Vice President, Acquisition Integration of PolyGram, Universal Music Group (1998-1999); and Senior Director, Corporate Development, Universal Studios, Inc. (1997-1998).

Judith A. Newman	46	1993	Senior Vice President and President, Book Clubs and Scholastic At Home (since 2004), Senior Vice President, Book Clubs (1997–2004) and Vice President, Marketing (1993–1997).

Karen A. Maloney	47	1997	Vice President and Corporate Controller (since 1998).

Available Information

The Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are accessible at the Investor Relations portion of its website, www.scholastic.com, by clicking on the “SEC Filings” tab and are available, without charge, as soon as reasonably practicable after such reports are electronically filed or furnished to the Securities and Exchange Commission (“SEC”). The Company also posts on the “Calendar and Presentations” portion of its website the dates of its upcoming financial press releases, telephonic investor calls and investor presentations at least five days prior to the event. The Company’s investor calls are open to the public and remain available through the Company’s website for at least one year thereafter.

Item 2 | Properties

The Company maintains its principal offices in the metropolitan New York area, where it owns or leases approximately 600,000 square feet of space. The Company also owns or leases approximately 1.6 million square feet of office and warehouse space for its primary warehouse and distribution facility located in the Jefferson City, Missouri area. In addition, the Company owns or leases approximately 2.7 million square feet of office and warehouse space in over 80 facilities in the United States, principally for Scholastic Book Fairs.

In fiscal 2003, the Company acquired the Maumelle Facility, consisting of a 500,000 square foot main floor and a 246,000 square foot mezzanine. This facility serves as the Company’s primary packaging and fulfillment center for its continuity programs.

Additionally, the Company owns or leases approximately 1.2 million square feet of office and warehouse space in over 100 facilities in Canada, the United Kingdom, Australia, New Zealand, Southeast Asia and elsewhere around the world for its international businesses.

The Company considers its properties adequate for its current needs. With respect to the Company’s leased properties, no difficulties are anticipated in negotiating renewals as leases expire or in finding other satisfactory space, if current premises become unavailable. For further information concerning the Company’s obligations under its leases, see Note 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

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

Part II

Item 5 |	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Scholastic Corporation’s common stock, par value $0.01 per share (the “Common Stock”), is traded on the NASDAQ National Market System under the symbol SCHL. Scholastic Corporation’s Class A Stock, par value $0.01 per share (the “Class A Stock”), is convertible into Common Stock on a share-for-share basis. There is no public trading market for the Class A Stock. The table below sets forth, for the periods indicated, the quarterly high and low selling prices on the NASDAQ National Market System for the Common Stock.

For fiscal years ended May 31,

	2004		2003

	High	Low	High	Low

First Quarter	$ 32.25	$ 26.99	$ 46.45	$ 33.62
Second Quarter	35.12	28.38	48.89	40.83
Third Quarter	35.39	31.55	45.02	23.01
Fourth Quarter	32.42	26.65	32.68	23.00

Scholastic Corporation has not paid any cash dividends since its initial public offering in February 1992 and has no current plans to pay any dividends on the Class A Stock or the Common Stock. In addition, certain of the Company’s credit facilities restrict the payment of dividends. See Note 3 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” for further information.

The number of holders of record of Class A Stock and Common Stock as of July 26, 2004 were 3 and approximately 13,100, respectively.

Item 6 | Selected Financial Data

(Amounts in millions, except per share data)
For fiscal years ended May 31,

	2004	2003	2002	2001	2000

Statement of Income Data:
Total revenues	$ 2,233.8	$ 1,958.3	$ 1,917.0	$ 1,962.3	$ 1,402.5
Cost of goods sold	1,080.0	882.1	852.1	899.7	692.8
Cost of goods sold – Continuity charges (1)	6.8	—	—	—	—
Cost of goods sold – Special Literacy Place and other charges (2)	—	—	—	72.9	—
Selling, general and administrative expenses	869.7	826.3	771.7	773.1	557.6
Selling, general and administrative expenses – Continuity charges (1)	15.2	—	—	—	—
Bad debt expense	88.3	72.3	68.7	75.5	20.5
Bad debt expense – Continuity charges (1)	2.0	—	—	—	—
Other operating costs:
Depreciation and amortization	53.5	46.1	36.6	42.4	24.1
Special severance charges (3)	3.3	10.9	—	—	—
Litigation and other charges (4)	—	1.9	1.2	—	8.5
Operating income	115.0	118.7	186.7	98.7	99.0
Other income (expense) (5)	8.0	2.9	(2.0)	—	—
Interest expense, net	32.5	31.5	31.4	41.6	18.6
Earnings before Cumulative effect of accounting change	58.4	58.6	98.7	36.3	51.4
Cumulative effect of accounting change (net of income taxes) (6)	—	—	(5.2)	—	—
Net income	58.4	58.6	93.5	36.3	51.4
Earnings per share before Cumulative effect of accounting change:
Basic	$ 1.48	$ 1.50	$ 2.69	$ 1.05	$ 1.54
Diluted	$ 1.46	$ 1.46	$ 2.51	$ 1.01	$ 1.48
Earnings per share:
Basic	$ 1.48	$ 1.50	$ 2.55	$ 1.05	$ 1.54
Diluted	$ 1.46	$ 1.46	$ 2.38	$ 1.01	$ 1.48
Weighted average shares outstanding – basic	39.4	39.1	36.7	34.7	33.4
Weighted average shares outstanding – diluted	40.1	40.1	40.1	36.1	37.1

Balance Sheet Data:
Working capital	$ 485.3	$ 390.5	$ 454.6	$ 382.3	$ 253.9
Cash and cash equivalents	17.8	58.6	10.7	13.8	9.0
Total assets	1,755.8	1,801.0	1,629.6	1,501.8	983.2
Long-term debt	492.5	482.2	525.8	585.3	241.1
Total debt	516.6	635.9	549.3	608.6	624.3
Total stockholders’ equity	856.0	772.6	718.9	493.7	430.0

Certain prior year amounts have been reclassified to conform with the present year presentation, and share amounts have been adjusted to reflect a 100% stock dividend in the form of a 2-for-1 stock split on the Class A Stock and Common Stock paid on January 16, 2001.

(1)

In fiscal 2004, the Company recorded pre-tax charges of $25.4, or $0.41 per diluted share, in connection with the review of its continuity business. These charges have been recorded primarily as components of Cost of goods sold; Selling, general and administrative expenses; and Bad debt expense.

(2)	In fiscal 2001, the Company decided not to update Scholastic Literacy Place, which resulted in a pre-tax special charge of $72.9, or $1.20 per diluted share, recorded in Cost of goods sold.

(3)
In fiscal 2004 and 2003, the Company recorded pre-tax Special severance charges of $3.3, or $0.05 per diluted share, and $10.9, or $0.18 per diluted share, respectively, relating to a reduction in its work force announced in May 2003 but implemented in those periods.

(4)	The fiscal 2003 pre-tax charge of $1.9, or $0.03 per diluted share, relates to the settlement of a securities lawsuit initiated in 1997. The fiscal 2002 pre-tax charge of $1.2, or $0.02 per diluted share, and $6.7 of the fiscal 2000 charges, relate to the settlement of a lawsuit initiated in 1995.

(5)	In fiscal 2004, the Company recorded a pre-tax net gain of $8.0, or $0.13 per diluted share, in connection with the early termination of a sublease by one of its tenants. In fiscal 2003, the Company sold a portion of an equity investment, resulting in a pre-tax gain of $2.9, or $0.05 per diluted share. In fiscal 2002, the Company wrote off an equity investment, resulting in a pre-tax loss of $2.0, or $0.03 per diluted share.

(6)	In fiscal 2002, the Company adopted Statement of Position No. 00-2, “Accounting by Producers and Distributors of Films,” which resulted in an after-tax charge of $5.2, or $0.13 per diluted share, recorded as a Cumulative effect of accounting change.

Item 7 |	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Certain prior year amounts have been reclassified to conform to the current year presentation. The following discussion and analysis of the Company’s financial position should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes included in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Overview and Outlook

Fiscal 2004 revenues increased 14.1% to over $2 billion as a result of revenue growth in each of the Company’s four operating segments. This revenue growth was principally attributed to growth in the Children’s Book Publishing and Distribution segment led by the record trade sales of Harry Potter and the Order of the Phoenix in the first quarter of the fiscal year, combined with growth in school-based book clubs and school-based book fairs. Revenue growth also benefited from increases in the Educational Publishing segment, led by strong sales of classroom libraries and Read 180, and higher International revenues, including the effect of currency changes.

Operating income declined by 3.1%, to $115.0 million, principally because strong operating profit improvements in Educational Publishing, International and the Company’s school-based book clubs and trade businesses included in the Children’s Book Publishing and Distribution segment were more than offset by profit deterioration in its continuity business. In response to weakness in its continuity business, including the impact of the National Do Not Call Registry legislation, the Company strategically reviewed the business, which resulted in charges of approximately $25 million.

For fiscal 2005, the Company’s goals include higher profits on lower revenues. These goals are based on: (1) revenue and profit growth in the school-based book clubs, school-based book fairs and non-Harry Potter front list trade components of the Children’s Book Publishing and Distribution segment, partially offsetting the revenue and profit impact from lower Harry Potter revenue in a year with no scheduled release of a new title in the series; (2) lower revenue and higher profit from the reorganized continuity business, as the Company strengthens its relationships with its most productive customers through product and service improvements; (3) growth in revenue and operating profit in its Educational Publishing segment, built on ongoing strength in reading improvement materials, including technology based products and classroom libraries; (4) continued growth in the International segment; and (5) achieving operating improvements and efficiencies, with a continued focus on generating free cash flow.

Critical Accounting Policies and Estimates

General:

The Company’s discussion and analysis of its financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable and installment receivables; sales returns; amortization periods; pension obligations; and recoverability of inventories, deferred promotion costs, deferred income taxes, prepublication costs, royalty advances, goodwill and other intangibles.

The following policies and account descriptions include all those identified by the Company as critical to its business operations and the understanding of its results of operations:

Revenue recognition:

The Company’s revenue recognition policies for its principal businesses are as follows:

School-Based Book Clubs – Revenue from school-based book clubs is recognized upon shipment of the products.

School-Based Book Fairs – Revenue from school-based book fairs is recognized ratably as each book fair occurs.

Continuity Programs – The Company operates continuity programs whereby customers generally place a single order and receive multiple shipments of books and other products over a period of time. Revenue from continuity programs is recognized at the time of shipment or, in applicable cases, upon customer acceptance. Reserves for estimated returns are established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns. Actual returns could differ from the Company’s estimate. A one percentage point change in the estimated reserve for returns rate by product and media would result in an increase or decrease in operating income of approximately $0.5 million.

Trade – Revenue from the sale of children’s books for distribution in the retail channel primarily is recognized at the time of shipment, which generally is when title transfers to the customer. A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns. Actual returns could differ from the Company’s estimate. A one percentage point change in the estimated reserve for returns rate would result in an increase or decrease in operating income of approximately $1.8 million.

Educational Publishing – For shipments to schools, revenue is recognized on passage of title, which generally occurs upon receipt by the customer. Shipments to depositories are on consignment. Revenue is recognized based on actual shipments from the depositories to the schools. For certain software-based products, the Company offers new customers installation and training. In such cases, revenue is recognized when installation and training are complete.

Toy Catalog – Revenue from the sale of children’s toys to the home through catalogs is recognized at the time of shipment, which is generally when title transfers to the customer. A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns.

Film Production and Licensing – Revenue from the sale of film rights, principally for the home video and domestic and foreign television markets, is recognized when the film has been delivered and is available for showing or exploitation. Licensing revenue is recorded in accordance with royalty agreements at the time the licensed materials are available to the licensee and collections are reasonably assured.

Magazines – Revenue is deferred and recognized ratably over the subscription period, as the magazines are delivered.

Magazine Advertising – Revenue is recognized when the magazine is on sale and available to the subscribers.

Scholastic In-School Marketing – Revenue is recognized when the Company has satisfied its obligations under the program and the customer has acknowledged acceptance of the product or service.

For the fiscal years ended May 31, 2004, 2003 and 2002, no significant changes have been made to the underlying assumptions related to the revenue recognition policy or the methodology applied.

Accounts receivable:

Accounts receivable are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for returns are based on historical return rates and sales patterns. Allowances for doubtful accounts are established through the evaluation of accounts receivable agings and prior collection experience to estimate the ultimate collection of these receivables. A one percentage point change in the estimated bad debt reserve rates, which are applied to the accounts receivable agings, would result in an increase or decrease in operating income of approximately $1 million.

Inventories:

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based of its products.

Deferred promotion costs:

Deferred promotion costs represent direct mail and telemarketing promotion costs incurred to acquire customers in the Company’s continuity and magazine businesses. Promotional costs are deferred when incurred and amortized in the proportion that current revenues bear to estimated total revenues. The Company regularly evaluates the operating performance of the promotions over their life cycle based on historical and forecasted demand and adjusts the carrying value accordingly. All other advertising costs are expensed as incurred, except for certain direct marketing and telemarketing costs that are deferred as discussed above. A ten percentage point change in estimated direct mail and telemarketing revenues would affect operating performance, resulting in an increase or decrease in the amortization of promotional expense of approximately $0.9 million.

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

Goodwill and other intangibles:

Goodwill and other intangible assets with indefinite lives are reviewed for impairment annually, or more frequently if impairment indicators arise. With regard to goodwill, these reviews require the Company to estimate the fair value of its identified reporting units. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the units, which is compared to the carrying value of the net assets of the reporting units. With regard to other intangibles with indefinite lives, the Company determines the fair value by asset, which is then compared to its carrying value.

Other noncurrent liabilities:

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

Pension obligations – Scholastic Corporation and certain of its subsidiaries have defined benefit pension plans covering the majority of their employees who meet certain eligibility requirements. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” in calculating the existing benefit obligations and net cost under the plans. These calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets, and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost. A one percentage point change in the discount rate and expected long-term return on plan assets would result in an increase or decrease in operating income of approximately $2.2 million and $1.2 million, respectively. Pension benefits in the cash balance plan for employees located in the United States are based on formulas in which the employees’ balances are credited monthly with interest based on the average rate for one-year United States Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment period.

Other post-retirement benefits – Scholastic Corporation provides post-retirement benefits, consisting of healthcare and life insurance benefits, to retired United States-based employees. A majority of these employees may become eligible for these benefits if they reach normal retirement age while working for the Company. The post-retirement medical plan benefits are funded on a pay-as-you-go basis, with the Company paying a portion of the premium and the employee paying the remainder. The Company follows SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other than Pensions,” in calculating the existing benefit obligation, which is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the expected and accumulated benefit obligations and the service and interest cost components of net periodic post-retirement benefit cost. The assumed health care cost trend rate is used in the measurement of the long term expected increase in medical claims. A one percentage point change in the discount rate and the medical trend rate would result in an increase or decrease in operating income of approximately $0.3 million and $0.2 million, respectively.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Corporation’s Board of Directors. The Audit Committee has reviewed the Company’s disclosure relating to the policies described in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations

($ amounts in millions, except per share data)
For fiscal years ended May 31,

	2004		2003		2002

	$	%(1)	$	%(1)	$	%(1)

Revenues:
Children’s Book Publishing and Distribution	1,358.6	60.8	1,189.9	60.8	1,168.6	61.0
Educational Publishing	369.1	16.5	325.9	16.6	316.9	16.5
Media, Licensing and Advertising	136.4	6.1	123.5	6.3	129.8	6.8
International	369.7	16.6	319.0	16.3	301.7	15.7

Total revenues	2,233.8	100.0	1,958.3	100.0	1,917.0	100.0
Cost of goods sold (exclusive of depreciation)	1,080.0	48.3	882.1	45.0	852.1	44.4
Cost of goods sold – Continuity charges (2)	6.8	0.3	—	—	—	—
Selling, general and administrative expenses	869.7	38.9	826.3	42.2	771.7	40.3
Selling, general and administrative expenses –
Continuity charges (2)	15.2	0.7	—	—	—	—
Bad debt expense	88.3	4.0	72.3	3.7	68.7	3.6
Bad debt expense – Continuity charges (2)	2.0	0.1	—	—	—	—
Depreciation and amortization	53.5	2.4	46.1	2.3	36.6	1.9
Special severance charges (3)	3.3	0.1	10.9	0.6	—	—
Litigation and other charges (4)	—	—	1.9	0.1	1.2	0.1
Operating income	115.0	5.1	118.7	6.1	186.7	9.7
Other income (expense) (5)	8.0	0.4	2.9	0.1	(2.0)	0.1
Interest expense, net	32.5	1.5	31.5	1.6	31.4	1.6
Earnings before income taxes and Cumulative effect of accounting change	90.5	4.1	90.1	4.6	153.3	8.0
Cumulative effect of accounting change (net of income taxes) (6)	—	—	—	—	(5.2)	0.3
Net income	58.4	2.6	58.6	3.0	93.5	4.9
Earnings per share before Cumulative effect of accounting change:
Basic	1.48		1.50		2.69
Diluted	1.46		1.46		2.51
Earnings per share:
Basic	1.48		1.50		2.55
Diluted	1.46		1.46		2.38

(1)	Represents percentage of total revenues.
(2)	In fiscal 2004, the Company recorded pre-tax charges of $25.4, or $0.41 per diluted share, in connection with the review of its continuity business. These charges have been recorded primarily as components of Cost of goods sold; Selling, general and administrative expenses; and Bad debt expense.

(3)	In fiscal 2004 and 2003, the Company recorded pre-tax Special severance charges of $3.3, or $0.05 per diluted share, and $10.9, or $0.18 per diluted share, respectively, relating to a reduction in its work force announced in May 2003 but implemented in those periods.

(4)	The fiscal 2003 pre-tax charge of $1.9, or $0.03 per diluted share, relates to the settlement of a securities lawsuit initiated in 1997. The fiscal 2002 pre-tax charge of $1.2, or $0.02 per diluted share, relates to the settlement of a lawsuit initiated in 1995.

(5)	In fiscal 2004, the Company recorded a pre-tax net gain of $8.0, or $0.13 per diluted share, in connection with the early termination of a sublease by one of its tenants. In fiscal 2003, the Company sold a portion of an equity investment, resulting in a pre-tax gain of $2.9, or $0.05 per diluted share. In fiscal 2002, the Company wrote off an equity investment, resulting in a pre-tax loss of $2.0, or $0.03 per diluted share.

(6)	In fiscal 2002, the Company adopted Statement of Position No. 00-2, “Accounting by Producers and Distributors of Films,” which resulted in an after-tax charge of $5.2, or $0.13 per diluted share, recorded as a Cumulative effect of accounting change.

Results of Operations – Consolidated

Revenues for fiscal 2004 increased 14.1%, or $275.5 million, to $2,233.8 million, as compared to $1,958.3 million in fiscal 2003, due to revenue growth in each of the Company’s four operating segments. Children’s Book Publishing and Distribution segment revenue grew by $168.7 million, primarily from higher Harry Potter revenues, which increased approximately $125 million, substantially due to the June 21, 2003 release of Harry Potter and the Order of the Phoenix, the fifth book in the Harry Potter series. In fiscal 2003, revenues increased 2.2%, or $41.3 million, as compared to $1,917.0 million in fiscal 2002, primarily as a result of increased revenues in the Children’s Book Publishing and Distribution segment and the International segment of $21.3 million and $17.3 million, respectively. Businesses acquired in fiscal 2002 contributed approximately $58 million of incremental revenues to the Company in fiscal 2003.

Cost of goods sold as a percentage of revenues increased to 48.6%, including the Cost of goods sold – Continuity charges of $6.8 million, in fiscal 2004, from 45.0% in fiscal 2003, primarily due to higher costs related to the release of Harry Potter and the Order of the Phoenix. In fiscal 2003, Cost of goods sold as a percentage of revenues increased to 45.0% from 44.4% in fiscal 2002, principally due to an unfavorable change in revenue mix.

Selling, general and administrative expenses as a percentage of revenues decreased to 39.6%, including the Selling, general and administrative – Continuity charges of $15.2 million, in fiscal 2004, from 42.2% in fiscal 2003. The decrease was primarily due to higher Harry Potter revenues without a corresponding increase in expenses. In fiscal 2003, Selling, general and administrative expenses as a percentage of revenues increased to 42.2% from 40.3% in fiscal 2002, primarily due to higher costs of general and health care insurance and other employee benefit costs.

Bad debt expense increased to $90.3 million, or 4.1% of revenues, including the Bad debt expense – Continuity charges of $2.0 million, in fiscal 2004, as compared to $72.3 million, or 3.7% of revenues, in fiscal 2003. This increase was primarily attributable to higher bad debt expense from the Company’s continuity programs, which are primarily included in the Children’s Book Publishing and Distribution segment. In fiscal 2003, Bad debt expense increased $3.6 million from $68.7 million, or 3.6% of revenues, in fiscal 2002, due to growth in continuity programs.

Depreciation expense for fiscal 2004 increased by $7.6 million to $53.2 million, as compared to $45.6 million in fiscal 2003, primarily due to the completion of information technology projects in the prior fiscal year. In fiscal 2003, depreciation expense increased by $10.0 million from $35.6 million in fiscal 2002. This increase was primarily due to incremental depreciation of $4.8 million related to the completion of capital projects, including information technology and Internet projects, and $2.7 million related to the expansion of facilities.

On May 28, 2003, the Company announced a reduction in its global work force of approximately 400 positions. This decision resulted in a Special severance charge of $10.9 million in fiscal 2003. In connection with that announcement, Special severance charges totalling $3.3 million were recorded in fiscal 2004 for employees notified in that fiscal year.

Litigation and other charges reflect a $1.9 million charge recorded in fiscal 2003 for the settlement of a securities lawsuit initiated in 1997, which represents the portion of the total settlement amount of $7.5 million that was not paid by the insurance carrier. In fiscal 2002, the Company recorded a $1.2 million charge for the settlement of a lawsuit filed in 1995, which represents the amount by which the settlement and related legal expenses exceeded the previously recorded liability.

The resulting operating income decreased by $3.7 million, or 3.1%, to $115.0 million, or 5.1% of revenues, in fiscal 2004, as compared to $118.7 million, or 6.1% of revenues, in fiscal 2003. This decrease includes the effect of the continuity charges of approximately $25 million recorded in fiscal 2004, of which approximately $22 million was reflected in the results of the Children’s Book Publishing and Distribution segment. Including these continuity charges, operating profit in the Children’s Book Publishing and Distribution segment decreased by $19.6 million, primarily due to weaker results in the Company’s continuity business. The decrease in the continuity business was largely offset by improvements in the balance of the Children’s Book Publishing and Distribution segment and in each of the Company’s remaining three operating segments. Operating income for fiscal 2003 decreased by $68.0 million, or 36.4%, from $186.7 million, or 9.7% of revenues, in fiscal 2002. This decrease was primarily due to lower profits of $44.0 million in the Children’s Book Publishing and Distribution segment and the Special severance charge of $10.9 million recorded in fiscal 2003.

In fiscal 2004, the Company recorded $8.0 million in Other income, representing the net gain on the early termination of a sublease by one of its tenants. Other income was $2.9 million in fiscal 2003, representing a gain from the sale of a portion of an interest in a French publishing company. Other expense was $2.0 million in fiscal 2002, representing a charge for the write-off of an equity investment.

Net interest expense for fiscal 2004 increased $1.0 million to $32.5 million, as compared to $31.5 million in fiscal 2003. This increase was primarily due to $7.4 million in interest expense related to the $175.0 million of 5% Notes due 2013 (the “5% Notes”) issued by Scholastic Corporation in April 2003, partially offset by reduced interest expense of $4.0 million due to the repayment of $125.0 million of 7% Notes of Scholastic Corporation (the “7% Notes”) at maturity in December 2003 (see “Liquidity and Capital Resources”) and a $2.7 million reduction in interest expense on revolving credit agreements as a result of lower utilization of these agreements due primarily to the issuance of the 5% Notes.

The Company’s effective tax rates were 35.5%, 35.0% and 35.6% of earnings before taxes for fiscal 2004, 2003 and 2002, respectively.

In fiscal 2002, the Company recorded an after-tax charge of $5.2 million, which was reflected as a Cumulative effect of accounting change, as a result of its adoption of Statement of Position No. 00-2, “Accounting by Producers and Distributors of Films.”

Net income was $58.4 million, or 2.6% of revenues, in fiscal 2004, $58.6 million, or 3.0% of revenues, in fiscal 2003 and $93.5 million, or 4.9% of revenues, in fiscal 2002. The basic and diluted earnings per share of Class A Stock and Common Stock were $1.48 and $1.46, respectively, in fiscal 2004, $1.50 and $1.46, respectively, in fiscal 2003 and $2.55 and $2.38, respectively, in fiscal 2002.

Results of Operations – Segments

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

The Company’s Children’s Book Publishing and Distribution segment includes the publication and distribution of children’s books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.

($ amounts in millions)

	2004		2003	2002

Revenue	$1,358.6		$1,189.9	$1,168.6
Operating profit	114.8	(1)	134.4	178.4

Operating margin	8.4%		11.3%	15.3%

(1)	The fiscal 2004 operating profit includes the portion of the continuity charges related to this segment of approximately $22, reflected primarily in Cost of goods sold; Selling, general and administrative expenses; and Bad debt expense.

Children’s Book Publishing and Distribution revenues accounted for 60.8% of the Company’s revenues in fiscal 2004, 60.8% in fiscal 2003 and 61.0% in fiscal 2002. In fiscal 2004, segment revenues increased 14.2%, or $168.7 million, to $1,358.6 million from $1,189.9 million in fiscal 2003.

The fiscal 2004 segment revenue increase relates primarily to higher Harry Potter trade revenues of approximately $125 million and increases in school-based book club and school-based book fair revenues of $53.5 million and $18.0 million, respectively. These revenue increases were partially offset by a decline in continuity program revenues of $15.5 million as compared to the prior fiscal year. Excluding the direct-to-home continuity business described in the table below, segment revenues in fiscal 2004 increased by $177.2 million to $1,154.8 million, as compared to $977.6 million in fiscal 2003.

In fiscal 2003, segment revenues increased 1.8%, or $21.3 million, from $1,168.6 million in fiscal 2002. Businesses acquired in fiscal 2002 contributed incremental revenues of $43.4 million to this segment in fiscal 2003. In fiscal 2003, revenues from school-based continuity programs and school-based book fairs increased $17.3 million and $14.5 million, respectively, compared to fiscal 2002. These increases were partially offset by lower Harry Potter trade revenues of approximately $30 million in fiscal 2003. Excluding the direct-to-home continuity business described in the table below, segment revenues in fiscal 2003 increased by $18.0 million from $959.6 million in fiscal 2002.

School-based book club revenues accounted for 29.7% of Children’s Book Publishing and Distribution revenues in fiscal 2004, compared to 29.5% in fiscal 2003 and 30.8% in fiscal 2002. In fiscal 2004, school-based book club revenues increased by 15.3%, or $53.5 million, over fiscal 2003, primarily due to an increase in the number of orders aided by the July 2003 acquisition of selected assets of Troll Holdings, Inc., formerly a national school-based club operator and publisher (“Troll”). In fiscal 2003, school-based book club revenues declined by 2.2%, or $8.0 million, over fiscal 2002, primarily due to a decrease in orders.

Revenues from school-based book fairs accounted for 25.4% of segment revenues in fiscal 2004, compared to 27.5% in fiscal 2003 and 26.8% in fiscal 2002. In fiscal 2004, school-based book fair revenues increased by 5.5%, or $18.0 million, to $345.6 million, over fiscal 2003, primarily due to growth in revenue per fair. In fiscal 2003, revenues from school-based book fairs increased 4.6%, or $14.5 million, over fiscal 2002, primarily due to growth in fair count of approximately 7%.

In fiscal 2004, continuity revenues accounted for 21.0% of segment revenues, as compared to 25.3% in fiscal 2003 and 24.0% in fiscal 2002. Revenues from the direct-to-home continuity business were 15.0%, 17.8% and 17.9% of segment revenues in fiscal 2004, 2003 and 2002, respectively. Revenues from school-based continuity programs were 6.0%, 7.5% and 6.1% of segment revenues in fiscal 2004, 2003 and 2002, respectively. In fiscal 2004, revenues from the direct-to-home continuity business decreased 4.0%, or $8.5 million, to $203.8 million, from $212.3 million in fiscal 2003, principally as a result of lower net revenues generated through telemarketing, which was adversely affected by the implementation, effective October 1, 2003, of the National Do Not Call Registry legislation. Revenues from school-based continuity programs in fiscal 2004 decreased 7.9%, or $7.0 million, in revenues, as compared to fiscal 2003. In fiscal 2003, revenues from the direct-to-home continuity business increased 1.6%, or $3.3 million, from $209.0 million in fiscal 2002, primarily due to incremental revenues of $12.2 million from the fiscal 2002 acquisition of Baby’s First Book Club. Higher enrollments from school-based continuity programs resulted in an increase of $17.3 million in revenues in fiscal 2003 as compared to fiscal 2002.

The trade distribution channel accounted for 23.9% of segment revenues in fiscal 2004, as compared to 17.7% in fiscal 2003 and 18.4% in fiscal 2002. Trade revenues increased in fiscal 2004 by $112.7 million, or 53.6%, compared to $208.3 million in fiscal 2003, substantially due to the June 21, 2003 release of Harry Potter and the Order of the Phoenix. In fiscal 2003, Trade revenues decreased 3.0%, or $6.5 million, from $214.8 million in fiscal 2002, principally due to a decline in revenues from Harry Potter backlist titles of approximately $30 million and other backlist titles of approximately $6 million, partially offset by incremental revenues of $31.3 million from the fiscal 2002 acquisition of Klutz. Trade revenues for Harry Potter accounted for approximately $175 million, $50 million and $80 million in fiscal 2004, 2003 and 2002, respectively.

Segment operating profit in fiscal 2004 declined $19.6 million, or 14.6%, to $114.8 million, or 8.4% of revenues, compared to $134.4 million, or 11.3% of revenues, in fiscal 2003. The decline in segment operating profit in fiscal 2004 was primarily due to lower operating results for continuity programs, partially offset by improvements in the Company’s trade business of approximately $21 million, resulting primarily from higher Harry Potter revenues, and in the school-based book club business of approximately $17 million. In fiscal 2004, the Company experienced greater than anticipated challenges in its continuity business, including the effects of the National Do Not Call Registry legislation. These challenges resulted in lower net revenues generated through telemarketing, increased promotion costs and higher bad debt provisions. As a result, the Company reviewed and made changes in its continuity business in fiscal 2004, resulting in continuity charges of approximately $22 million for this segment, primarily representing write-downs of deferred promotion costs of approximately $11 million and inventory from discontinued programs of approximately $6 million. In fiscal 2004, the direct-to-home continuity business operating loss was $10.7 million, which includes approximately $15 million of the continuity charges, as compared to operating income of $30.7 million in fiscal 2003. Excluding the direct-to-home continuity business described in the table below, segment operating profit in fiscal 2004 increased $21.8 million to $125.5 million, or 10.9% of revenues, from $103.7 million, or 10.6% of revenues, in fiscal 2003.

In fiscal 2003, segment operating profit declined $44.0 million, or 24.6%, to $134.4 million, or 11.3% of revenues, compared to $178.4 million, or 15.3% of revenues, in fiscal 2002. This decrease was primarily related to a revenue decline in higher margin Harry Potter and other trade backlist titles. Operating profit for the direct-to-home continuity business decreased in fiscal 2003 to $30.7 million, or 14.5% of revenues, from $39.7 million, or 19.0% of revenues, in fiscal 2002. The $9.0 million decrease in operating profit in fiscal 2003 was primarily related to an increase of approximately $6 million in Selling, general and administrative expenses. Excluding the direct-to-home continuity business described in the table below, segment operating profit in fiscal 2003 decreased $35.0 million to $103.7 million, or 10.6% of revenues, from $138.7 million, or 14.5% of revenues, in fiscal 2002.

The following table highlights the results of the direct-to-home portion of the Company’s continuity programs, which consist primarily of the business formerly operated by Grolier and are included in the Children’s Book Publishing and Distribution segment.

($ amounts in millions)

	2004		2003	2002

Revenue	$203.8		$212.3	$209.0
Operating (loss) profit	(10.7)	(1)	30.7	39.7

Operating margin	*		14.5%	19.0%

*	not meaningful
(1)	The fiscal 2004 operating loss includes the direct-to-home portion of the continuity charges related to this segment of approximately $15, reflected primarily in Cost of goods sold; Selling, general and administrative expenses; and Bad debt expense.

EDUCATIONAL PUBLISHING

The Company’s Educational Publishing segment includes the publication and distribution to schools and libraries of curriculum materials, children’s books, classroom magazines and print and on-line reference and non-fiction products for grades pre-K to 12 in the United States.

($ amounts in millions)

	2004	2003	2002

Revenue	$ 369.1	$ 325.9	$ 316.9
Operating profit	53.2	41.9	44.1

Operating margin	14.4%	12.9%	13.9%

Segment revenues accounted for 16.5% of the Company’s revenues in fiscal 2004, compared to 16.6% in fiscal 2003 and 16.5% in fiscal 2002. In fiscal 2004, Educational Publishing revenues increased to $369.1 million from $325.9 million in fiscal 2003. The $43.2 million revenue increase in fiscal 2004 was due to higher sales of children’s books, primarily sold to public school systems as classroom libraries and other collections, of $28.3 million and increased Read 180® revenues of $19.2 million. These increases were partially offset by a decrease in Scholastic Literacy Place® revenues. In fiscal 2003, the $9.0 million increase in Educational Publishing revenues as compared to fiscal 2002 was primarily due to $10.4 million of incremental revenues related to fiscal 2002 acquisitions.

Segment operating profit for this segment in fiscal 2004 increased by $11.3 million, or 27.0%, to $53.2 million, as compared to the prior fiscal year, primarily due to the increase in revenues, as well as higher gross margins resulting from a favorable sales mix. In fiscal 2003, operating profit decreased $2.2 million from $44.1 million in fiscal 2002, primarily due to the $2.1 million portion of the Special severance charge related to this segment in fiscal 2003.

MEDIA, LICENSING AND ADVERTISING

The Company’s Media, Licensing and Advertising segment includes the production and/or distribution of software in the United States; the production and/or distribution primarily by and through SEI; of programming and consumer products (including children’s television programming, videos, software, feature films, promotional activities and non-book merchandise), and advertising revenue; including sponsorship programs.

($ amounts in millions)

	2004	2003	2002

Revenue	$136.4	$123.5	$129.8
Operating loss	(2.5)	(2.9)	(0.2)

Operating margin	*	*	*

* not meaningful

Media, Licensing and Advertising revenues accounted for 6.1% of the Company’s revenues in fiscal 2004, 6.3% in fiscal 2003 and 6.8% in fiscal 2002. In fiscal 2004, revenues increased by $12.9 million, or 10.4%, to $136.4 million from $123.5 million in fiscal 2003, primarily due to $17.5 million of incremental revenues generated from the Back to Basics direct-to-home toy catalog business that the Company acquired in August 2003. Additionally, programming revenues increased by $5.9 million, primarily due to the February 2004 completion and delivery of the feature film Clifford’s Really Big Movie. These revenues were partially offset by $9.6 million in decreased revenues from software and multimedia products. In fiscal 2003, revenues decreased by 4.9%, or $6.3 million, from $129.8 million in fiscal 2002, primarily due to lower sales of software and multimedia products of $9.7 million and lower non-book merchandise revenues of $3.3 million, partially offset by increased television programming revenues of $3.7 million from Clifford the Big Red Dog and incremental television programming revenues of $3.6 million relating to fiscal 2002 acquisitions.

The operating loss for the Media, Licensing and Advertising segment in fiscal 2004 improved by $0.4 million to $2.5 million, compared to an operating loss of $2.9 million in fiscal 2003, as contributions from Back to Basics were offset by lower margins as a result of changes in business mix. In fiscal 2003, segment operating loss increased by $2.7 million from $0.2 million in fiscal 2002, primarily due to decreased revenues.

INTERNATIONAL

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

($ amounts in millions)

	2004		2003	2002

Revenue	$369.7		$319.0	$301.7
Operating profit	24.3	(1)	19.4	24.6

Operating margin	6.6%		6.1%	8.2%

(1)	The fiscal 2004 operating profit includes the portion of the continuity charges related to this segment of approximately $3, reflected primarily in Cost of goods sold and Selling, general and administrative expenses.

International revenues accounted for 16.6% of the Company’s revenues in fiscal 2004, 16.3% in fiscal

2003 and 15.7% in fiscal 2002. Segment revenues increased $50.7 million, or 15.9%, to $369.7 million in fiscal 2004 from $319.0 million in fiscal 2003. This revenue growth was primarily due to the favorable impact of foreign currency exchange rates of $36.5 million and increased revenues from the Company’s export business of $12.3 million. In fiscal 2003, International revenues increased $17.3 million, or 5.7%, from $301.7 million in fiscal 2002, primarily due to the favorable impact of foreign currency exchange rates of $16.8 million.

International operating profit increased $4.9 million to $24.3 million, or 6.6% of revenues, in fiscal 2004 from $19.4 million, or 6.1% of revenues, in fiscal 2003, primarily due an increase in operating profit from the export business. In fiscal 2003, operating profit decreased $5.2 million from $24.6 million, or 8.2% of revenues, in fiscal 2002, primarily due to the $3.8 million portion of the Special severance charge related to this segment in fiscal 2003.

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

Liquidity and Capital Resources

Cash and cash equivalents were $17.8 million at May 31, 2004, compared to $58.6 million at May 31, 2003 and $10.7 million at May 31, 2002.

Cash flow provided by operations increased $33.1 million to $212.3 million in fiscal 2004, including $10.0 million received in connection with the early termination of a sublease by one of the Company’s tenants, compared to $179.2 million in fiscal 2003. Deferred promotion costs decreased $12.6 million in fiscal 2004 compared to an increase of $7.5 million in fiscal 2003, primarily due to the write-down of deferred promotion costs included in the continuity charges. Amortization of prepublication and production costs increased $18.1 million to $79.1 million in fiscal 2004 compared to $61.0 million in fiscal 2003, primarily due to higher amortization of prepublication costs for product updates in the Company’s Educational Publishing segment. Depreciation and amortization increased $7.4 million in fiscal 2004 as compared to fiscal 2003, primarily due to the completion of information technology projects in fiscal 2003. Accounts payable and other accrued expenses increased $8.3 million in fiscal 2004 compared to an increase of $21.5 million in fiscal 2003, primarily due to the timing of payments.

Cash outflow for investing activities was $147.6 million for fiscal 2004. Additions to property, plant and equipment totaled $43.4 million in fiscal 2004, a decrease of $40.5 million from fiscal 2003. This decrease was principally due to the acquisition of the Maumelle Facility for $14.7 million, spending on the expansion of Internet operations of $11.1 million and expenses related to the development of an inventory planning software system of $10.0 million in fiscal 2003. Acquisition-related payments of $8.8 million in fiscal 2004 relate to the purchase of certain assets of Troll and the purchase of Back to Basics.

In April 2003, Scholastic Corporation issued the 5% Notes. Net proceeds of $171.3 million were used: (a)

to retire all outstanding indebtedness of $36.0 million under a credit facility that had been established by the Company in June 2000 to finance a portion of the purchase price for Grolier, which was then canceled; and (b) to reduce $135 million of indebtedness outstanding under the Loan Agreement and the Revolver, as defined in “Financing” below. Scholastic Corporation repaid all $125.0 million of the outstanding 7% Notes at maturity on December 15, 2003 using cash on hand and borrowings available under the Loan Agreement and the Revolver made possible by the issuance of the 5% Notes. Consequently, the Company had decreased cash and lower debt levels at May 31, 2004 as compared to May 31, 2003.

The Company believes its existing cash position, combined with funds generated from operations and available under the Credit Agreement, described in “Financing” below, and the Revolver, will be sufficient to finance its ongoing working capital requirements. The Company anticipates refinancing its debt obligations prior to their respective maturity dates, to the extent not paid through cash flow.

The following table summarizes, as of May 31, 2004, the Company’s contractual cash obligations by future period (see Notes 3 and 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

	Payments Due by Period

	Less than			After
Contractual Obligations	1 Year	1-3 Years	4-5 Years	5 Years	Total

Long-term debt	$ —	$ 300.0	$ 14.2	$ 175.0	$ 489.2
Lines of credit and short-term debt	24.1	—	—	—	24.1
Operating leases	43.1	76.0	23.1	162.7	304.9
Royalty advances	7.9	2.0	—	—	9.9
Other obligations	6.9	1.9	—	—	8.8

Total	$ 82.0	$ 379.9	$ 37.3	$ 337.7	$ 836.9

Financing

On March 31, 2004, Scholastic Corporation and Scholastic Inc. entered into an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which replaced a similar loan agreement that was scheduled to expire on August 11, 2004 (the “Loan Agreement”). The Credit Agreement, which expires on March 31, 2009, provides for aggregate borrowings of up to $190.0 million (with a right in certain circumstances to increase borrowings to $250.0 million), including the issuance of up to $10.0 million in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.975% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of May 31, 2004 were 0.55% over LIBOR and 0.15%, respectively. The Credit Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. On May 31, 2004, $12.0 million was outstanding under the Credit Agreement at a weighted average interest rate of 1.7%. There were no borrowings outstanding under the Loan Agreement at May 31, 2003.

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). As amended effective April 30, 2004, the Revolver provides for unsecured revolving credit of up to $40.0 million and expires on March 31, 2009. Interest under this facility is either at the prime rate minus 1%, or 0.375% to 1.025% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of May 31, 2004 were 0.60% over LIBOR and 0.15%, respectively. The Revolver contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At May 31, 2004, $2.2 million was outstanding under the Revolver at a weighted average interest rate of 3.0%. There were no borrowings outstanding under the Revolver at May 31, 2003.

Scholastic Corporation repaid the 7% Notes at maturity on December 15, 2003, in part using borrowings available under the Loan Agreement and the Revolver made possible by the issuance of the 5% Notes.

In February 2002, Scholastic Corporation entered into an interest rate swap agreement, designated as a fair value hedge as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” whereby the Company received a fixed interest rate payment from, and paid an amount based on a variable interest rate to, the counterparty based on a notional amount, in order to exchange the fixed rate payments on a portion of the Corporation’s $300.0 million in outstanding 5.75% Notes due 2007 issued in January 2002 (“the 5.75% Notes”) for variable rate payments. In accordance with SFAS No. 133, the swap was considered perfectly effective and all changes in fair value were recorded to Other assets and Long-term debt. On May 28, 2003, $50.0 million of the original $100.0 million notional amount was settled and the Company received a payment of $5.4 million from the counterparty. On November 3, 2003, the remaining $50.0 million under the agreement was settled, and the Company received a payment of $3.8 million from the counterparty. The cash received was used to fully reduce the Other asset previously established, and the corresponding credit is being amortized over the remaining term of the 5.75% Notes.

Unsecured lines of credit available in local currencies to Scholastic Corporation’s international subsidiaries were equivalent to $62.1 million at May 31, 2004, as compared to $57.8 million at May 31, 2003. These lines are used primarily to fund local working capital needs. At May 31, 2004, borrowings equivalent to $23.0 million were outstanding under these lines of credit, as compared to $28.5 million at May 31, 2003, at weighted average interest rates of 5.5% and 6.9% at May 31, 2004 and 2003, respectively.

The Company’s total debt obligations at May 31, 2004 and 2003 were $516.6 million and $635.9 million, respectively, primarily due to the issuance of the 5% Notes in April 2003 and the repayment at maturity of the 7% Notes in December 2003. For a complete description of all the Company’s debt obligations, see Note 3 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Acquisitions

In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such opportunities and prospects.

On July 1, 2003, the Company acquired certain assets of Troll for $4.0 million in cash and the assumption of certain ordinary course liabilities. On August 8, 2003, the Company acquired the stock of BTBCAT, Inc., which operates the Back to Basics direct-to-home toy catalog business, for $4.8 million in cash.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 was effective immediately for all variable interest entities created after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions of FIN 46 became effective for the Company during the fourth quarter of fiscal 2004. The Company’s adoption of FIN 46 did not have a material impact on its financial position, results of operations or cash flows.

In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 applies only to a single-employer defined benefit post-retirement health care plan for which an employer has concluded that prescription drug benefits available under the plan are “actuarially equivalent” to the prescription drug benefit now provided under Medicare pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and therefore qualify for a federal subsidy introduced by that Act. Although the Company is not required to apply the guidance in FSP 106-2 until its fiscal quarter ending November 30, 2004, it has determined that its plan qualifies for such subsidy and has elected to begin accounting for the effects of the subsidy during its fiscal quarter ended May 31, 2004.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in SEC filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, operating margins, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including the following and other risks and factors identified from time to time in the Company’s filings with the SEC:

•	The Company’s ability to continue to produce successful educational, trade, entertainment and software products;

•	The ability of the Company’s school-based book clubs and book fairs to continue to successfully meet market needs;

•	The Company’s ability to maintain relationships with its creative talent;

•	Changes in purchasing patterns in and the strength of educational, trade, entertainment and software markets;

•	Competition from other educational and trade publishers and media, entertainment and Internet companies;

•	Significant changes in the publishing industry, especially relating to the distribution and sale of books;

•	The effect on the Company of volatility in the price of paper and periodic increases in postage rates;

•	The Company’s ability to effectively use the Internet to support its existing businesses and to launch successful new Internet initiatives;

•	The impact of governmental initiatives, including the expansion of restrictions on communications with actual and potential customers;

•	The general risks attendant to the conduct of business in foreign countries;

•	The general risks inherent in the market impact of rising interest rates with regard to its variable-rate debt facilities.

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

The Company has operations in various foreign countries. In the normal course of business, these operations are exposed to fluctuations in currency values. Management believes that the impact of currency fluctuations does not represent a significant risk in the context of the Company’s current international operations. In the normal course of business, the Company’s operations outside the United States periodically enter into short-term forward contracts (generally not exceeding $20.0 million) to match selected purchases not denominated in their respective local currencies.

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed by balancing the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 7% of the Company’s debt at May 31, 2004 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 12% at May 31, 2003. The Company is subject to the risk that market interest rates will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of May 31, 2004 (see Note 3 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

	($ amounts in millions)

									Fair Value
	Fiscal Year Maturity								as of
									May 31,
	2005	2006	2007	2008	2009		Thereafter	Total	2004

Lines of credit	$ 23.0	$ —	$ —	$ —	$ —		$ —	$ 23.0	$ 23.0
Average interest rate	5.48%
Long-term debt including
current portion:
Fixed-rate debt	$ 1.1	$ —	$ 300.0		$ —		$ 175.0	$ 476.1	$ 477.7
Average interest rate	7.10%		5.75%				5.00%
Variable-rate debt	$ —	$ —	$ —	$ —	$ 14.2	(1)	$ —	$ 14.2	$ 14.2
Average interest rate					1.93%

(1)	Represents amounts drawn on the Credit Agreement and Revolver with credit lines totaling $230.0, which expire in fiscal 2009.

[This Page Intentionally Left Blank]

Item 8 | Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statements Schedule	Page(s)

Consolidated Statements of Income for the years ended May 31, 2004, 2003 and 2002	32

Consolidated Balance Sheets at May 31, 2004 and 2003	33-34

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended May 31, 2004, 2003 and 2002	35-36

Consolidated Statements of Cash Flows for the years ended May 31, 2004, 2003 and 2002	37

Notes to Consolidated Financial Statements	38-58

Report of Independent Registered Public Accounting Firm	59

Supplementary Financial Information – Summary of Quarterly Results of Operations (unaudited)	60

The following consolidated financial statement schedule for the years ended May 31, 2004, 2003 and 2002 is included in Item 15(d):
Schedule II – Valuation and Qualifying Accounts and Reserves	67

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Statements of Income

(Amounts in millions, except per share data)
Years ended May 31,

	2004	2003	2002

Revenues	$ 2,233.8	$ 1,958.3	$ 1,917.0
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation)	1,080.0	882.1	852.1
Cost of goods sold – Continuity charges	6.8	—	—
Selling, general and administrative expenses	869.7	826.3	771.7
Selling, general and administrative expenses – Continuity charges	15.2	—	—
Bad debt expense	88.3	72.3	68.7
Bad debt expense – Continuity charges	2.0	—	—
Other operating costs:
Depreciation	53.2	45.6	35.6
Special severance charges	3.3	10.9	—
Goodwill and other intangibles amortization	0.3	0.5	1.0
Litigation and other charges	—	1.9	1.2

Total operating costs and expenses	2,118.8	1,839.6	1,730.3

Operating income	115.0	118.7	186.7
Other income (expense)	8.0	2.9	(2.0)
Interest expense, net	32.5	31.5	31.4

Earnings before income taxes and Cumulative effect of accounting change	90.5	90.1	153.3
Provision for income taxes	32.1	31.5	54.6

Earnings before Cumulative effect of accounting change	58.4	58.6	98.7
Cumulative effect of accounting change (net of income taxes of $2.9)	—	—	(5.2)

Net income	$ 58.4	$ 58.6	$ 93.5

Earnings per Share of Class A and Common Stock:
Earnings before Cumulative effect of accounting change:
Basic	$ 1.48	$ 1.50	$ 2.69
Diluted	$ 1.46	$ 1.46	$ 2.51
Cumulative effect of accounting change (net of income taxes):
Basic	$ —	$ —	$ (0.14)
Diluted	$ —	$ —	$ (0.13)
Net income:
Basic	$ 1.48	$ 1.50	$ 2.55
Diluted	$ 1.46	$ 1.46	$ 2.38

See accompanying notes

Consolidated Balance Sheets

ASSETS	2004	2003

Current Assets:
Cash and cash equivalents	$ 17.8	$ 58.6
Accounts receivable (less allowance for doubtful accounts of $63.2 at May 31, 2004
and $55.6 at May 31, 2003)	265.7	252.3
Inventories	402.6	382.6
Deferred promotion costs	40.6	52.8
Deferred income taxes	73.4	74.6
Prepaid and other current assets	42.6	47.3

Total current assets	842.7	868.2

Property, Plant and Equipment:
Land	10.7	10.0
Buildings	80.9	77.2
Furniture, fixtures and equipment	326.0	285.5
Leasehold improvements	159.8	158.0

	577.4	530.7
Less accumulated depreciation and amortization	(242.8)	(189.0)

Net property, plant and equipment	334.6	341.7

Other Assets and Deferred Charges:
Prepublication costs	116.7	122.0
Installment receivables (less allowance for doubtful accounts of $5.1 at May 31, 2004
and $4.9 at May 31, 2003)	13.1	13.9
Royalty advances	47.8	49.8
Production costs	5.5	11.0
Goodwill	250.3	246.0
Other intangibles	78.9	74.2
Noncurrent deferred income taxes	5.1	7.7
Other	61.1	66.5

Total other assets and deferred charges	578.5	591.1

Total assets	$ 1,755.8	$ 1,801.0

See accompanying notes

(Amounts in millions, except share data)
Balances at May 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2004	2003

Current Liabilities:
Lines of credit and short-term debt	$ 24.1	$ 153.7
Accounts payable	150.1	139.4
Accrued royalties	30.7	32.3
Deferred revenue	22.7	18.8
Other accrued expenses	129.8	133.5

Total current liabilities	357.4	477.7

Noncurrent Liabilities:
Long-term debt	492.5	482.2
Other noncurrent liabilities	49.9	68.5

Total noncurrent liabilities	542.4	550.7

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value; Authorized – 2,000,000 shares; Issued-None	—	—
Class A Stock, $.01 par value; Authorized – 2,500,000 shares; Issued and outstanding – 1,656,200 shares	0.0	0.0
Common Stock, $.01 par value; Authorized – 70,000,000 shares; Issued and outstanding – 37,930,986 shares (37,608,333 shares at May 31, 2003)	0.4	0.4
Additional paid-in capital	388.1	379.9
Deferred compensation	(0.6)	(1.1)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4.5)	(9.8)
Minimum pension liability adjustment	(17.0)	(28.0)
Retained earnings	489.6	431.2

Total stockholders’ equity	856.0	772.6

Total liabilities and stockholders’ equity	$ 1,755.8	$ 1,801.0

     Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Class A Stock		Common Stock		Additional
					Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance at May 31, 2001	1,656,200	$ 0.0	33,632,047	$ 0.3	$ 233.7
Comprehensive income:
Net income
Other comprehensive loss, net:
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
Comprehensive income:
Net income
Other comprehensive income (loss), net:
Foreign currency translation adjustment
Minimum pension liability adjustment
Total other comprehensive loss
Total comprehensive income
Deferred compensation, net of amortization					1.2
Proceeds from issuance of common stock pursuant to employee stock plans			191,111	0.0	4.7
Tax benefit realized from stock option transactions					0.3

Balance at May 31, 2003	1,656,200	0.0	37,608,333	0.4	379.9
Comprehensive income:
Net income
Other comprehensive income, net:
Foreign currency translation adjustment
Minimum pension liability adjustment
Total other comprehensive income
Total comprehensive income
Deferred compensation, net of amortization			4,102	0.0	0.0
Proceeds from issuance of common stock pursuant to employee stock plans			318,551	0.0	7.6
Tax benefit realized from stock option transactions					0.6

Balance at May 31, 2004	1,656,200	$ 0.0	37,930,986	$ 0.4	$ 388.1

See accompanying notes

				(Amounts in millions, except share data)
				Years ended May 31, 2004, 2003 and 2002

		Foreign	Minimum		Treasury Stock		Total
	Deferred	Currency	Pension	Retained			Stockholders’
	Compensation	Translation	Liability	Earnings	Shares	Amount	Equity

Balance at May 31, 2001	$ (0.2)	$ (12.8)	$ (3.6)	$ 279.1	(55,319)	$ (2.8)	$ 493.7
Comprehensive income:
Net income				93.5			93.5
Other comprehensive loss, net:
Foreign currency translation adjustment		(0.7)					(0.7)
Minimum pension liability adjustment			(10.3)				(10.3)

Total other comprehensive loss							(11.0)

Total comprehensive income							82.5
Deferred compensation, net of amortization	(0.2)						0.2
Proceeds from issuance of common stock
pursuant to employee stock plans					55,319	2.8	22.8
Tax benefit realized from stock option transactions							8.8
Conversion of Convertible Subordinated
Debentures and related costs							110.9

Balance at May 31, 2002	(0.4)	(13.5)	(13.9)	372.6	—	—	718.9
Comprehensive income:
Net income				58.6			58.6
Other comprehensive income (loss), net:
Foreign currency translation adjustment		3.7					3.7
Minimum pension liability adjustment			(14.1)				(14.1)

Total other comprehensive loss							(10.4)

Total comprehensive income							48.2
Deferred compensation, net of amortization	(0.7)						0.5
Proceeds from issuance of common stock pursuant to employee stock plans							4.7
Tax benefit realized from stock option transactions							0.3

Balance at May 31, 2003	(1.1)	(9.8)	(28.0)	431.2	—	—	772.6
Comprehensive income:
Net income				58.4			58.4
Other comprehensive income, net:
Foreign currency translation adjustment		5.3					5.3
Minimum pension liability adjustment			11.0				11.0

Total other comprehensive income							16.3

Total comprehensive income							74.7
Deferred compensation, net of amortization	0.5						0.5
Proceeds from issuance of common stock pursuant to employee stock plans							7.6
Tax benefit realized from stock option transactions							0.6

Balance at May 31, 2004	$ (0.6)	$ (4.5)	$ (17.0)	$ 489.6	—	$ —	$ 856.0

Consolidated Statements of Cash Flows
			(Amounts in millions)
			Years ended May 31,

	2004	2003	2002

Cash flows provided by operating activities:
Net income	$ 58.4	$ 58.6	$ 93.5
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of prepublication and production costs	79.1	61.0	50.2
Depreciation and amortization	53.5	46.1	36.6
Royalty advances expensed	28.5	31.6	26.6
Deferred income taxes	3.0	12.3	18.0
Non-cash portion of Cumulative effect of accounting change	—	—	8.1
Changes in assets and liabilities:
Accounts receivable, net	(9.0)	(17.9)	(14.1)
Inventories	(14.7)	(16.7)	(7.3)
Prepaid and other current assets	7.0	12.3	5.5
Deferred promotion costs	12.6	(7.5)	(0.5)
Accounts payable and other accrued expenses	8.3	21.5	(42.5)
Accrued royalties and deferred revenue	1.0	(4.1)	(6.0)
Tax benefit realized from stock option transactions	0.6	0.3	8.8
Other, net	(16.0)	(18.3)	(12.3)

Total adjustments	153.9	120.6	71.1

Net cash provided by operating activities	212.3	179.2	164.6
Cash flows used in investing activities:
Prepublication expenditures	(53.2)	(55.7)	(53.5)
Additions to property, plant and equipment	(43.4)	(83.9)	(78.4)
Royalty advances	(26.1)	(30.3)	(31.7)
Equity investment and related loan	—	(23.3)	—
Production expenditures	(15.6)	(15.5)	(13.0)
Acquisition-related payments	(8.8)	(10.2)	(66.7)
Proceeds from sale of investment	—	5.2	—
Other	(0.5)	(0.3)	4.8

Net cash used in investing activities	(147.6)	(214.0)	(238.5)

Cash flows (used in) provided by financing activities:
Borrowings under Loan Agreement, Revolver and Credit Facility	599.4	521.1	835.2
Repayments of Loan Agreement, Revolver and Credit Facility	(585.2)	(571.1)	(785.2)
Borrowings under Grolier Facility	—	138.0	—
Repayments of Grolier Facility	—	(188.0)	(300.0)
Repayment of 7% Notes	(125.0)	—	—
Proceeds received from issuance of 5.75% Notes, net of related costs	—	—	296.7
Proceeds received from issuance of 5% Notes, net of related costs	—	171.3	—
Borrowings under lines of credit	294.1	184.7	151.8
Repayments of lines of credit	(300.7)	(183.7)	(150.7)
Proceeds pursuant to employee stock plans	7.6	5.1	22.8
Other	3.9	5.4	0.2

Net cash (used in) provided by financing activities	(105.9)	82.8	70.8
Effect of exchange rate changes on cash	0.4	(0.1)	0.0

Net (decrease) increase in cash and cash equivalents	(40.8)	47.9	(3.1)
Cash and cash equivalents at beginning of year	58.6	10.7	13.8

Cash and cash equivalents at end of year	$ 17.8	$ 58.6	$ 10.7

Supplemental information:
Income taxes paid	$ 24.5	$ 14.6	$ 27.5
Interest paid	$ 39.0	$ 32.5	$ 28.0

See accompanying notes

Notes to Consolidated Financial Statements

(Amounts in millions, except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned subsidiaries (collectively “Scholastic” or the “Company”). All significant intercompany transactions are eliminated.

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

Revenue recognition

The Company’s revenue recognition policies for its principal businesses are as follows:

School-Based Book Clubs – Revenue from school-based book clubs is recognized upon shipment of the products.

School-Based Book Fairs – Revenue from school-based book fairs is recognized ratably as each book fair occurs.

Continuity Programs – The Company operates continuity programs whereby customers generally place a single order and receive multiple shipments of books and other products over a period of time. Revenue from continuity programs is recognized at the time of shipment or, in applicable cases, upon customer acceptance. Reserves for estimated returns are established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns.

Trade – Revenue from the sale of children’s books for distribution in the retail channel primarily is recognized at the time of shipment, which generally is when title transfers to the customer. A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns.

Educational Publishing – For shipments to schools, revenue is recognized on passage of title, which generally occurs upon receipt by the customer. Shipments to depositories are on consignment. Revenue is recognized based on actual shipments from the depositories to the schools. For certain software-based products, the Company offers new customers installation and training. In such cases, revenue is recognized when installation and training are complete.

Toy Catalog – Revenue from the sale of children’s toys to the home through catalogs is recognized at the time of shipment, which is generally when title transfers to the customer. A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns.

Film Production and Licensing – Revenue from the sale of film rights, principally for the home video and domestic and foreign television markets, is recognized when the film has been delivered and is available for showing or exploitation. Licensing revenue is recorded in accordance with royalty agreements at the time the licensed materials are available to the licensee and collections are reasonably assured.

Magazines – Revenue is deferred and recognized ratably over the subscription period, as the magazines are delivered.

Magazine Advertising – Revenue is recognized when the magazine is on sale and available to the subscribers.

Scholastic In-School Marketing – Revenue is recognized when the Company has satisfied its obligations under the program and the customer has acknowledged acceptance of the product or service.

Cash equivalents

Cash equivalents consist of short-term investments with original maturities of less than three months.

Accounts receivable

Accounts receivable are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for returns are based on historical return rates and sales patterns. Allowances for doubtful accounts are established through the evaluation of accounts receivable agings and prior collection experience to estimate the ultimate collection of these receivables.

Inventories

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based primarily upon a calculation of forecasted demand utilizing the historical sales patterns of its products.

Deferred promotion costs

Deferred promotion costs represent direct mail and telemarketing promotion costs incurred to acquire customers in the Company’s continuity and magazine businesses. Promotional costs are deferred when incurred and amortized in the proportion that current revenues bear to estimated total revenues. The Company regularly evaluates the operating performance of the promotions over their life cycle based on historical and forecasted demand and adjusts the carrying value accordingly. All other advertising costs are expensed as incurred.

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

Goodwill and other intangibles

Goodwill and other intangible assets with indefinite lives are reviewed for impairment annually, or more frequently if impairment indicators arise. With regard to goodwill, these reviews require the Company to estimate the fair value of its identified reporting units. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the units, which is compared to the carrying value of the net assets of the reporting units. With regard to other intangibles with indefinite lives, the Company determines the fair value by asset, which is then compared to its carrying value.

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

It is the Company’s policy to establish reserves for probable exposures as a result of an examination by tax authorities. The Company establishes the reserves based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax reserves are analyzed periodically (at least annually) and adjustments are made, as events occur to warrant adjustment to the reserve.

Other noncurrent liabilities

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

Pension obligations – Scholastic Corporation and certain of its subsidiaries have defined benefit pension plans covering the majority of their employees who meet certain eligibility requirements. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” in calculating the existing benefit obligations and net cost under the plans. These calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets, and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost. Pension benefits in the cash balance plan for employees located in the United States are based on formulas in which the employees’ balances are credited monthly with interest based on the average rate for one-year United States Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment period.

Other post-retirement benefits – Scholastic Corporation provides post-retirement benefits, consisting of healthcare and life insurance benefits, to retired United States-based employees. A majority of these employees may become eligible for these benefits if they reach normal retirement age while working for the Company. The post-retirement medical plan benefits are funded on a pay-as-you-go basis, with the Company paying a portion of the premium and the employee paying the remainder. The Company follows SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other than Pensions,” in calculating the existing benefit obligation, which is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the expected and accumulated benefit obligations and the service and interest cost components of net periodic post-retirement benefit cost. The assumed health care cost trend rate is used in the measurement of the long term expected increase in medical claims.

Foreign currency translation

The Company’s non-United States dollar denominated assets and liabilities are translated into United States dollars at prevailing rates at the balance sheet date and the revenues, costs and expenses are translated at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of the foreign financial statements and the effect of exchange rate changes on long-term intercompany balances are accumulated and charged directly to the foreign currency translation adjustment component of stockholders’ equity.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Earnings per share

Basic earnings per share is based on the weighted average shares of Class A Stock and Common Stock outstanding. Diluted earnings per share is based on the weighted average shares of Class A Stock and Common Stock outstanding adjusted for the impact of potentially dilutive securities outstanding. The dilutive impact of options outstanding is calculated using the treasury stock method, which treats the options as if they were exercised at the beginning of the period, adjusted for Common Stock assumed to be repurchased with the proceeds and tax benefit realized upon exercise. Any potentially dilutive security is excluded from the computation of diluted earnings per share for any period in which it has an anti-dilutive effect.

Stock-based compensation

Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. In accordance with APB No. 25, no compensation expense was recognized with respect to the Company’s stock option plans, as the exercise price of each stock option issued was equal to the market price of the underlying stock on the date of grant and the exercise price and number of shares subject to grant were fixed. If the Company had elected to recognize compensation expense based on the fair value of the options granted at the date of grant and in respect to shares issuable under the Company’s equity compensation plans as prescribed by SFAS No. 123, net income and basic and diluted earnings per share for the three fiscal years ended May 31 would have been reduced to the pro forma amounts indicated in the following table:

	2004	2003	2002

Net income–as reported	$ 58.4	$ 58.6	$ 93.5
Add: Stock-based employee compensation included inreported net income, net of tax	0.4	0.3	0.2
Deduct: Total stock-based employee compensation expense determined under fair value-based method, net of tax	13.6	14.3	9.6

Net income–proforma	$ 45.2	$ 44.6	$ 84.1

Earnings pershare – as reported
Basic	$ 1.48	$ 1.50	$ 2.55
Diluted	$ 1.46	$ 1.46	$ 2.38
Earnings per share – pro forma
Basic	$ 1.15	$ 1.14	$ 2.29
Diluted	$ 1.13	$ 1.12	$ 2.17

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the weighted average assumptions for the three fiscal years ended May 31 as follows:

	2004	2003	2002

Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	60.5%	61.5%	66.1%
Risk-free interest rate	2.92%	3.45%	4.59%
Expected life of options	5 years	5 years	5 years

The weighted average fair value of options granted during fiscal 2004, 2003 and 2002 was $15.60, $18.00 and $25.24 per share, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the options’ vesting periods.

New accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 was effective immediately for all variable interest entities created after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions of FIN 46 became effective for the Company during the fourth quarter of fiscal 2004. The Company’s adoption of FIN 46 did not have a material impact on its financial position, results of operations or cash flows.

In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 applies only to a single-employer defined benefit post-retirement health care plan for which an employer has concluded that prescription drug benefits available under the plan are “actuarially equivalent” to the prescription drug benefit now provided under Medicare pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “2003 Medicare Act”), which was signed into law in December 2003, and therefore qualify for a federal subsidy introduced by that Act. Although the Company is not required to apply the guidance in FSP 106-2 until its fiscal quarter ending November 30, 2004, it has determined that its plan qualifies for such subsidy and has elected to begin accounting for the effects of the subsidy during its fiscal quarter ended May 31, 2004.

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

•	Children’s Book Publishing and Distribution includes the publication and distribution of children’s books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.
•	Educational Publishing includes the publication and distribution to schools and libraries of curriculum materials, children’s books, classroom magazines and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States.
•	Media, Licensing and Advertising includes the production and/or distribution of software in the United States; the production and/or distribution primarily by and through the Company’s subsidiary, Scholastic Entertainment Inc.; of programming and consumer products (including children’s television programming, videos, software, feature films, promotional activities and non-book merchandise), and advertising revenue; including sponsorship programs.
•	International includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

The following table sets forth information for the three fiscal years ended May 31 for the Company’s segments. Certain prior year amounts have been reclassified to conform with the present year presentation.

	Children’s
	Book		Media,
	Publishing		Licensing
	and	Educational	and		Total
	Distribution	Publishing	Advertising	Overhead(1)	Domestic	International	Consolidated

2004

Revenues	$ 1,358.6	$ 369.1	$ 136.4	$ 0.0	$ 1,864.1	$ 369.7	$ 2,233.8
Bad debt	78.6	1.0	1.2	0.0	80.8	9.5	90.3
Depreciation	13.2	3.2	1.8	28.5	46.7	6.5	53.2
Amortization (2)	16.0	36.3	24.6	0.0	76.9	2.5	79.4
Royalty advances expensed	20.7	0.9	4.7	0.0	26.3	2.2	28.5
Segment profit (loss) (3)	114.8	53.2	(2.5)	(74.8)	90.7	24.3	115.0
Segment assets	737.7	311.8	60.3	347.2	1,457.0	298.8	1,755.8
Goodwill	127.9	82.5	10.7	0.0	221.1	29.2	250.3
Expenditures for long-lived assets (4)	53.3	35.5	27.6	21.5	137.9	9.2	147.1
Long-lived assets (5)	304.7	187.5	34.4	240.7	767.3	103.4	870.7

2003

Revenues	$ 1,189.9	$ 325.9	$ 123.5	$ 0.0	$ 1,639.3	$ 319.0	$ 1,958.3
Bad debt	64.1	0.8	1.0	0.0	65.9	6.4	72.3
Depreciation	10.9	3.9	3.1	24.5	42.4	3.2	45.6
Amortization (2)	16.9	27.8	16.3	0.0	61.0	0.5	61.5
Royalty advances expensed	25.8	2.5	0.9	0.0	29.2	2.4	31.6
Segment profit (loss) (3)	134.4	41.9	(2.9)	(74.1)	99.3	19.4	118.7
Segment assets	749.1	300.2	66.3	408.2	1,523.8	277.2	1,801.0
Goodwill	126.3	82.3	10.2	0.0	218.8	27.2	246.0
Expenditures for long-lived assets (4)	73.8	38.1	24.9	48.8	185.6	33.3	218.9
Long-lived assets (5)	302.8	191.7	39.9	247.0	781.4	99.9	881.3

2002

Revenues	$ 1,168.6	$ 316.9	$ 129.8	$ 0.0	$ 1,615.3	$ 301.7	$ 1,917.0
Bad debt	58.5	0.9	2.1	0.0	61.5	7.2	68.7
Depreciation	8.6	3.4	1.5	17.7	31.2	4.4	35.6
Amortization (2)	16.0	22.8	11.4	0.0	50.2	1.0	51.2
Royalty advances expensed	23.6	1.6	0.8	0.0	26.0	0.6	26.6
Segment profit (loss) (3)	178.4	44.1	(0.2)	(60.2)	162.1	24.6	186.7
Segment assets	689.5	303.8	55.3	358.1	1,406.7	222.9	1,629.6
Goodwill	129.5	82.9	10.0	0.0	222.4	33.8	256.2
Expenditures for long-lived assets (4)	112.5	51.9	22.4	47.8	234.6	8.7	243.3
Long-lived assets (5)	287.2	187.6	33.6	223.2	731.6	72.8	804.4

(1)	Overhead includes all domestic corporate amounts not allocated to reportable segments, which includes unallocated expenses and costs related to the management of corporate assets. For fiscal 2003, includes $1.9 for the settlement of a securities lawsuit initiated in 1997. For fiscal 2002, includes $1.2 regarding the settlement of a litigation and related costs. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company’s headquarters in the metropolitan New York area, fulfillment and distribution facilities located in Missouri and Arkansas, and an industrial/office building complex in Connecticut.
(2)	Includes amortization of prepublication costs, production costs and other intangibles with definite lives.
(3)	Segment profit/(loss) represents earnings before other income (expense), interest expense, net and income taxes. In fiscal 2004, Children’s Book Publishing and Distribution and International include charges of $22.7 and $2.7, respectively, related to the Company’s review of the continuity business. In fiscal 2002, Segment profit (loss) excludes the cumulative effect of accounting change of $5.2 net of tax, or $0.13 per diluted share, related to the Media, Licensing and Advertising segment.
(4)	Includes expenditures for property, plant and equipment, investments in prepublication and production costs, royalty advances and acquisitions of, and investments in, businesses.
(5)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles, royalty advances, production costs and long-term investments.

The following table separately sets forth information for the three fiscal years ended May 31 for the United States direct-to-home continuity programs, which consist primarily of the business formerly operated by Grolier Incorporated (“Grolier”) and are included in the Children’s Book Publishing and Distribution segment, and for all other businesses included in the segment:

	Direct-to-home			All Other				Total

	2004	2003	2002	2004	2003	2002	2004	2003	2002

Revenues	$ 203.8	$ 212.3	$ 209.0	$ 1,154.8	$ 977.6	$ 959.6	$ 1,358.6	$ 1,189.9	$ 1,168.6
Bad debt	49.9	41.9	39.6	28.7	22.2	18.9	78.6	64.1	58.5
Depreciation	0.5	0.3	0.4	12.7	10.6	8.2	13.2	10.9	8.6
Amortization (1)	1.3	1.5	0.7	14.7	15.4	15.3	16.0	16.9	16.0
Royalty advances expensed	0.8	4.5	1.2	19.9	21.3	22.4	20.7	25.8	23.6
Business profit (loss) (2)	(10.7)	30.7	39.7	125.5	103.7	138.7	114.8	134.4	178.4
Business assets	234.8	252.1	240.8	502.9	497.0	448.7	737.7	749.1	689.5
Goodwill	92.4	93.0	93.4	35.5	33.3	36.1	127.9	126.3	129.5
Expenditures for long-lived assets (3)	4.6	6.8	9.5	48.7	67.0	103.0	53.3	73.8	112.5
Long-lived assets (4)	143.9	142.5	142.6	160.8	160.3	144.6	304.7	302.8	287.2

(1)	Includes amortization of prepublication costs and other intangibles with definite lives.
(2)	Business profit (loss) represents earnings (loss) before other income (expense), interest expense, net and income taxes. In fiscal 2004, Direct-to-home and All Other include charges of $14.9 and $7.8, respectively, related to the Company’s review of the continuity business.
(3)	Includes expenditures for property, plant and equipment, investments in prepublication costs, royalty advances and acquisitions of businesses.
(4)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles and royalty advances.

3. DEBT

The following summarizes debt as of May 31:

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	2004		2003

Lines of Credit	$ 23.0	$ 23.0	$ 28.5	$ 28.5
Credit Agreement and Revolver	14.2	14.2	—	—
7% Notes due 2003, net of discount	—	—	125.0	128.5
5.75% Notes due 2007, net of premium/discount	305.5	313.5	303.8	322.4
5.75% Notes due 2007 – swap valuation adjustment	—	—	5.6	5.6
5% Notes due 2013, net of discount	172.8	163.1	172.6	182.7
Other debt	1.1	1.1	0.4	0.4

Total debt	516.6	514.9	635.9	668.1
Less lines of credit and short-term debt	(24.1)	(24.1)	(153.7)	(157.2)

Total long-term debt	$ 492.5	$ 490.8	$ 482.2	$ 510.9

Short-term debt is carried at cost that approximates fair value. Fair values were estimated based on market quotes, where available, or dealer quotes.

The following table sets forth the maturities of the carrying values of the Company’s debt obligations as of May 31, 2004 for fiscal years ended May 31:

Value

2005	$ 24.1
2006	—
2007	305.5
2008	—
2009	14.2
Thereafter	172.8

Total debt	$ 516.6

Lines of Credit

Scholastic Corporation’s international subsidiaries had unsecured lines of credit available in local currencies equivalent to $62.1 and $57.8 at May 31, 2004 and 2003, respectively. There were borrowings equivalent to $23.0 and $28.5 outstanding under these credit lines at May 31, 2004 and 2003, respectively. These lines of credit are considered short-term in nature. The weighted average interest rates on the outstanding amounts were 5.48% and 6.89% at May 31, 2004 and 2003, respectively.

Credit Agreement

On March 31, 2004, Scholastic Corporation and Scholastic Inc. entered into an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which replaced a similar loan agreement that was scheduled to expire on August 11, 2004 (the “Loan Agreement”). The Credit Agreement, which expires on March 31, 2009, provides for aggregate borrowings of up to $190.0 (with a right in certain circumstances to increase borrowings to $250.0), including the issuance of up to $10.0 in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.975% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of May 31, 2004 were 0.55% over LIBOR and 0.15%, respectively. The Credit Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. On May 31, 2004, $12.0 was outstanding under the Credit Agreement at a weighted average interest rate of 1.7%.

Revolver

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). As amended effective April 30, 2004, the Revolver provides for unsecured revolving credit of up to $40.0 and expires on March 31, 2009. Interest under this facility is either at the prime rate minus 1%, or 0.375% to 1.025% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of May 31, 2004 were 0.60% over LIBOR and 0.15%, respectively. The Revolver contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At May 31, 2004, $2.2 was outstanding under the Revolver at a weighted average interest rate of 3.0%. There were no borrowings outstanding under the Revolver at May 31, 2003.

7% Notes due 2003

Scholastic Corporation repaid all $125.0 of its 7% Notes at maturity on December 15, 2003, using cash on hand and borrowings available under the Loan Agreement and the Revolver made possible by the issuance of the 5% Notes, as defined below.

5.75% Notes due 2007

In January 2002, Scholastic Corporation issued $300.0 of 5.75% Notes (the “5.75% Notes”). The 5.75% Notes are senior unsecured obligations that mature on January 15, 2007. Interest on the 5.75% Notes is payable semi-annually on July 15 and January 15 of each year. The Company may, at any time, redeem all or a portion of the 5.75% Notes at a redemption price (plus accrued interest to the date of redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption.

Interest Rate Swap Agreement

In February 2002, Scholastic Corporation entered into an interest rate swap agreement, designated as a fair value hedge as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” whereby the Company received a fixed interest rate payment from, and paid an amount based on a variable rate to, the counterparty based on a notional amount, in order to exchange the fixed rate payments on a portion of the 5.75% Notes for variable rate payments. In accordance with SFAS No. 133, the swap was considered perfectly effective and all changes in fair value were recorded to Other assets and Long-term debt. On May 28, 2003, $50.0 of the original $100.0 notional amount was settled and the Company received a payment of $5.4 from the counterparty. On November 3, 2003, the remaining $50.0 under the agreement was settled, and the Company received a payment of $3.8 from the counterparty. The cash received was used to fully reduce the Other asset previously established, and the corresponding credit is being amortized over the remaining term of the 5.75% Notes. The fair value of this interest rate swap agreement was $5.6 at May 31, 2003.

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

4. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases warehouse space, office space and equipment under various operating leases. Certain of these leases provide for rent increases based on price-level factors. In most cases, management expects that in the normal course of business leases will be renewed or replaced by other leases. The Company has no significant capitalized leases. Total rent expense relating to the Company’s operating leases was $47.8, $48.3 and $44.2 for the fiscal years ended May 31, 2004, 2003 and 2002, respectively. The rent payments are subject to escalation provisions and are net of sublease income. The aggregate minimum future annual rental commitments at May 31, 2004 under all non-cancelable operating leases, totaling $304.9, are as follows: 2005 – $43.1; 2006 – $34.1; 2007 – $24.1; 2008 – $17.8; 2009 – $13.2; later years – $172.6.

The Company had certain contractual commitments, principally relating to royalty advances, at May 31, 2004 totaling $18.7. The aggregate annual commitments are as follows: 2005 – $14.8; 2006 – $3.5; 2007 – $0.4.

Contingencies

Various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

5. ACQUISITIONS

Fiscal 2004 Acquisitions

On July 1, 2003, the Company acquired certain assets of Troll Holdings, Inc. (“Troll”), formerly a national school-based book club operator and publisher, for $4.0 in cash and the assumption of certain ordinary course liabilities. On August 8, 2003, the Company acquired the stock of BTBCAT, Inc., which operates Back to Basics Toys (“Back to Basics”), a direct-to-home catalog business specializing in children’s toys, for $4.8 in cash. The assets and liabilities of each business acquired were adjusted to their fair values as of the date of acquisition, with the purchase price in excess of the fair market value assigned to goodwill.

The following summarizes the allocation of the aggregate purchase price of the fiscal 2004 acquisitions:

Value

Inventory	$ 1.7
Other current assets	1.0
Goodwill	3.0
Other intangibles	4.9
Noncurrent deferred taxes	0.2
Current liabilities	(2.0)

Cash paid for acquisitions, net of cash received	$ 8.8

The operating results of each fiscal 2004 acquisition have been included in the Company’s consolidated results of operations since the respective dates of acquisition. The effect on operating results of including the acquired business operations on a pro forma basis would not be material.

Fiscal 2003 Acquisition

In fiscal 2003, the Company acquired all worldwide rights to the Goosebumps™ property from Parachute Press, Inc. and its affiliates (“Parachute”) and the parties settled all outstanding disputes between them. Under the agreement, the Company paid $9.7 to acquire all Parachute’s rights in the Goosebumps trademark, to publish existing and future Goosebumps books and to develop and exploit the property on a worldwide basis in all media, without future royalty obligations to Parachute.

Fiscal 2002 Acquisitions

During fiscal 2002, the Company completed the acquisitions of the stock or assets of the following companies: Troll Book Fairs LLC, a national school-based book fair operator; Tom Snyder Productions, Inc., a developer and publisher of interactive educational software and producer of television programming; Sandvik Publishing Ltd., d/b/a Baby’s First Book Club®, a direct marketer of age-appropriate books and toys for young children; Klutz, a publisher and creator of “books plus” products for children; Teacher’s Friend Publications, Inc., a producer and marketer of materials that teachers use to decorate their classrooms; and Nelson B. Heller & Associates, a publisher of business-to-business newsletters. The aggregate purchase price for these acquisitions, net of cash received, was $66.7. In addition to the initial purchase price paid for Klutz of $42.8, the purchase agreement provided for additional payments of up to $31.3 in 2004 and 2005, contingent upon the achievement of certain revenue thresholds. The Company does not expect to make any payment for 2004.

The assets and liabilities of each business acquired were adjusted to their fair values as of the date of acquisition, with the purchase price in excess of the fair market value assigned to goodwill.

The following summarizes the allocation of the aggregate purchase price of the fiscal 2002 acquisitions:

Value

Accounts receivable	$ 9.6
Inventory	10.7
Other current assets	6.1
Property, plant and equipment	1.2
Goodwill	31.5
Other intangibles	0.4
Noncurrent deferred taxes	18.6
Other assets	0.4
Current liabilities	(11.8)

Cash paid for acquisitions, net of cash received	$ 66.7

The allocation of the aggregate purchase price was finalized during fiscal 2003. The operating results of each fiscal 2002 acquisition have been included in the Company’s consolidated results of operations since the respective dates of acquisition. The effect on operating results of including the acquired business operations on a pro forma basis would not be material.

In connection with the fiscal 2002 acquisitions, the Company established liabilities of $3.2 at May 31, 2002, relating primarily to severance and other exit costs. As of May 31, 2004, $0.2 of these liabilities remained unpaid.

6. INVESTMENT

In fiscal 2003, the Company entered into a joint venture with The Book People, Ltd., a direct marketer of books in the United Kingdom, to distribute books to the home under the Red House name and through schools under the School Link name. Accordingly, £5.9 (equivalent to $9.1 as of the date of the transaction) relating to Red House was recorded as an investment in the joint venture (see Note 7). The Company also acquired a 15% equity interest in The Book People Group, Ltd. for £12.0 (equivalent to $17.9 as of the date of the transaction) with a possible additional payment of £3.0 based on operating results and contingent on repayment of all borrowings under a £3.0 revolving credit facility established at the date of the transaction by the Company in favor of The Book People Group, Ltd. The revolving credit facility is available to fund the expansion of The Book People Group, Ltd. and for working capital purposes. As of May 31, 2004, £3.0 (equivalent to $5.5 at that date) was outstanding under the revolving credit facility. The equity investment in The Book People Group, Ltd. is included in Other within the Other Assets and Deferred Charges section of the Consolidated Balance Sheets.

7. GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets with indefinite lives are reviewed for impairment annually, or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the years ended of May 31:

	2004	2003

Beginning balance	$ 246.0	$ 256.2
Additions due to acquisitions	3.0	0.4
Investment in joint venture	—	(9.1)
Other adjustments	1.3	(1.5)

Ending balance	$ 250.3	$ 246.0

The following table summarizes Other intangibles subject to amortization as of May 31:

	2004	2003

Customer lists	$ 2.9	$ 2.9
Accumulated amortization	(2.7)	(2.5)

Net customer lists	0.2	0.4

Other intangibles	4.0	3.9
Accumulated amortization	(2.4)	(2.3)

Net other intangibles	1.6	1.6

Total	$ 1.8	$ 2.0

Amortization expense for Other intangibles totaled $0.3, $0.5 and $1.0 for the fiscal years ended May 31, 2004, 2003 and 2002, respectively. Amortization expense for these assets is currently estimated to total $0.3 for each of the fiscal years ending May 31, 2005 and 2006, and $0.2 for each of the fiscal years ending May 31, 2007 through 2009. The weighted average amortization periods for these assets by major asset class are two years and 13 years for customer lists and other intangibles, respectively.

The following table summarizes Other intangibles not subject to amortization as of May 31:

	2004	2003

Net carrying value by major class:
Titles	$ 31.0	$ 31.0
Licenses	17.2	17.2
Major sets	11.4	11.4
Trademarks and other	17.5	12.6

Total	$ 77.1	$ 72.2

Trademarks and other increased by $4.9, relating to the fiscal 2004 Troll and Back to Basics acquisitions.

8. INCOME TAXES

The provisions for income taxes for the fiscal years ended May 31 are based on earnings before taxes and Cumulative effect of accounting change as follows:

	2004	2003	2002

United States	$ 89.9	$ 81.8	$ 144.7
Non-United States	0.6	8.3	8.6

	$ 90.5	$ 90.1	$ 153.3

The provisions for income taxes attributable to earnings before Cumulative effect of accounting change for the fiscal years ended May 31 consist of the following components:

	2004	2003	2002

Federal
Current	$ 18.9	$ 11.5	$ 29.4
Deferred	6.2	13.4	15.4

	$ 25.1	$ 24.9	$ 44.8

State and local
Current	$ 4.7	$ 3.4	$ 3.7
Deferred	0.8	0.9	2.0

	$ 5.5	$ 4.3	$ 5.7

International
Current	$ 5.6	$ 4.3	$ 3.5
Deferred	(4.1)	(2.0)	0.6

	$ 1.5	$ 2.3	$ 4.1

Total
Current	$ 29.2	$ 19.2	$ 36.6
Deferred	2.9	12.3	18.0

	$ 32.1	$ 31.5	$ 54.6

The provisions for income taxes attributable to earnings before Cumulative effect of accounting change for the fiscal years ended May 31 differ from the amount of tax determined by applying the federal statutory rate as follows:

	2004	2003	2002

Computed federal statutory provision	$ 31.7	$ 31.5	$ 53.7
State income tax provision, net of federal income tax benefit	3.6	2.8	3.6
Difference in effective tax rateson earnings of foreign subsidiaries	(3.0)	(1.4)	(0.7)
Charitable contributions	—	(1.4)	(1.8)
Other – net	(0.2)	0.0	(0.2)

Total provision for income taxes	$ 32.1	$ 31.5	$ 54.6

Effective tax rates	35.5%	35.0%	35.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes as determined under enacted tax laws and rates. The tax effects of items that give rise to deferred tax assets and liabilities as of May 31 for the indicated fiscal years are as follows:

	2004	2003

Net deferred tax assets:
Tax uniform capitalization	$ 24.2	$ 24.3
Inventory reserves	18.5	16.7
Allowance for doubtful accounts	21.5	19.6
Other accounting reserves	13.5	18.4
Post-retirement, post-employment and pension obligations	13.6	21.3
Tax carryforwards	5.7	5.1
Prepaid expenses	(11.0)	(15.2)
Depreciation and amortization	(23.9)	(10.7)
Other – net	(1.5)	(1.5)

Total net deferred tax assets	$ 60.6	$ 78.0

Net deferred tax assets of $60.6 at May 31, 2004 and $78.0 at May 31, 2003 include $4.0 and $1.2 in Other accrued expenses at May 31, 2004 and 2003, respectively, and $13.9 and $3.1 in Other noncurrent liabilities at May 31, 2004 and 2003, respectively.

The undistributed earnings of foreign subsidiaries at May 31, 2004 were $22.7. Any remittance of foreign earnings would not result in any significant additional tax.

At May 31, 2004, the Company had a charitable deduction carryforward of $7.2, which expires in the fiscal year ending 2008, and foreign operating loss carryforwards of $10.7, which do not have expiration dates.

The Company had tax reserves totaling $8.3 and $8.0 at May 31, 2004 and 2003, respectively.

9. CAPITAL STOCK AND STOCK OPTIONS

Scholastic Corporation has authorized capital stock of 2,500,000 shares of Class A Stock, par value $0.01 per share (the “Class A Stock”); 70,000,000 shares of Common Stock, par value $0.01 per share (the “Common Stock”); and 2,000,000 shares of Preferred Stock, par value $1.00 per share (the “Preferred Stock”).

Class A and Common Stock

At May 31, 2004, 1,656,200 shares of Class A Stock and 37,930,986 shares of Common Stock were outstanding. At May 31, 2004, Scholastic Corporation had reserved for issuance 11,794,154 shares of Common Stock. Of these shares, 9,387,702 shares were reserved for issuance under the Company’s stock-based plans (including shares available for grant and stock options currently outstanding), 1,656,200 shares were reserved for issuance upon conversion of the Class A Stock and 750,252 shares were reserved for future issuances under the Company’s employee stock purchase plans.

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

Stock Options

At May 31, 2004, the Company maintained three stockholder-approved employee stock-based benefit plans: the Scholastic Corporation 1992 Stock Option Plan (the “1992 Plan”), under which no further awards can be made; the Scholastic Corporation 1995 Stock Option Plan (the “1995 Plan”); and the Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”). The 1995 Plan provides for the issuance of two types of options to purchase Company stock: incentive stock options, which qualify for special treatment under the Internal Revenue Code, and options that are not so qualified, called non-qualified stock options. The 2001 Plan provides for the issuance of non-qualified stock options, incentive stock options, restricted stock and other stock-based awards. At May 31, 2004, non-qualified stock options to purchase 594,956; 4,219,256; and 2,894,875 shares of Common Stock were outstanding under the 1992 Plan, 1995 Plan and 2001 Plan, respectively; and 19,990 and 1,095,125 shares of Common Stock were available for additional awards under the 1995 Plan and 2001 Plan, respectively.

The Company also maintains two stockholder-approved stock option plans for outside directors: the 1992 Outside Directors’ Stock Option Plan (the “1992 Directors’ Plan”), under which no further awards can be made, and the 1997 Outside Directors’ Stock Option Plan (the “1997 Directors’ Plan”). The 1997 Directors’ Plan, as amended, provides for the automatic grant to non-employee directors on the date of each annual stockholders’ meeting of non-qualified stock options to purchase 6,000 shares of Common Stock. At May 31, 2004, options to purchase 311,500 and 12,000 shares of Common Stock were outstanding under the 1997 Directors’ Plan and the 1992 Directors’ Plan, respectively, and 240,000 shares of Common Stock were available for additional awards under the 1997 Directors’ Plan. In September 2003, options were awarded under the 1997 Directors’ Plan at an exercise price of $30.88. On September 23, 2003, the Class A Stockholders approved an increase in the number of shares of Common Stock available for issuance under the 1997 Directors’ Plan of 270,000 shares.

Generally, options granted under the various plans may not be exercised for a minimum of one year after the date of grant and expire ten years after the date of grant.

The following table sets forth the stock option activity for the three fiscal years ended May 31:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding – beginning of year	6,852,258	$ 28.65	5,539,712	$ 27.58	6,035,804	$ 25.28
Granted	1,599,000	27.90	1,392,240	32.69	692,000	42.62
Exercised	(197,296)	23.23	(59,694)	21.49	(911,292)	22.07
Cancelled	(221,375)	32.89	(20,000)	34.31	(276,800)	32.79

Outstanding – end of year	8,032,587	$ 28.52	6,852,258	$ 28.65	5,539,712	$ 27.58

Exercisable – end of year	5,279,912	$ 27.43	4,669,518	$ 26.05	4,083,962	$ 24.52

The following table sets forth information as of May 31, 2004 regarding weighted average exercise prices and weighted average remaining contractual lives for the outstanding stock options, sorted by range of exercise price:

	Options Outstanding			Options Exercisable

			Weighted
			Average		Weighted
		Weighted	Remaining		Average
Options		Average	Contractual	Number	Exercise
Price Range	Number	Exercise Price	Life	Exercisable	Price

$ 15.73 — $ 20.97	1,663,666	$ 18.36	3.5years	1,663,666	$ 18.36
$ 20.98 — $ 26.21	1,292,281	25.28	6.2 years	992,856	25.42
$ 26.22 — $ 31.45	2,211,400	28.32	7.0 years	727,900	29.45
$ 31.46 — $ 36.69	2,117,990	33.60	7.0 years	1,391,990	32.93
$ 36.70 — $ 41.94	131,750	38.30	6.1 years	80,500	38.18
$ 41.95 — $ 47.18	533,500	43.03	7.5 years	354,000	43.12
$ 47.19 — $ 52.42	82,000	49.99	7.6 years	69,000	49.88

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“ESPP”), which is offered to eligible United States employees. The ESPP permits participating employees to purchase Common Stock, through after-tax payroll deductions, on a quarterly basis at a 15% discount from the lower of the closing price of the Common Stock on NASDAQ on the first or last business day of each fiscal quarter. During fiscal 2004, 2003 and 2002, the Company issued 121,256; 131,417; and 71,073 shares under the ESPP at a weighted average price of $25.01, $25.54 and $35.87 per share, respectively. At May 31, 2004, there were 454,683 shares authorized to be issued under the ESPP.

Management Stock Purchase Plan

The Company maintains a Management Stock Purchase Plan (“MSPP”), which allows certain members of senior management to defer up to 100% of their annual cash bonus payment in the form of restricted stock units (“RSUs”). The RSUs are purchased by the employee at a discount from the lowest closing price of the Common Stock on NASDAQ during the fiscal quarter in which such bonuses are payable and are converted into shares of Common Stock on a one-for-one basis at the end of the applicable deferral period. Effective June 1, 2002, the MSPP was amended to increase the discount on the purchase of RSUs to 25% from 15%. During fiscal 2004, 2003 and 2002, the Company allocated 0 RSUs, 62,071 RSUs, and 45,301 RSUs to participants under the MSPP at a weighted average price of $0, $25.22 and $30.60 per RSU, resulting in an expense of $0.4, $0.5 and $0.2, respectively. Effective December 18, 2002, the MSPP was amended to allow certain additional management personnel to purchase RSU’s at a discount rate of 10%.

10. EMPLOYEE BENEFIT PLANS

Pension Plans

The Company has a cash balance retirement plan (the “Pension Plan”), which covers the majority of United States employees who meet certain eligibility requirements. The Company funds all of the contributions for the Pension Plan. Benefits generally are based on the Company’s contributions and interest credits allocated to participants accounts based on years of benefit service and annual pensionable earnings. It is the Company’s policy to fund the minimum amount required by the Employee Retirement Income Security Act (“ERISA”) of 1974, as amended.

Scholastic Ltd., an indirect subsidiary of Scholastic Inc. located in the United Kingdom, has a defined benefit pension plan (the “U.K. Pension Plan”) that covers its employees who meet various eligibility requirements. Benefits are based on years of service and on a percentage of compensation near retirement. The U.K. Pension Plan is funded by contributions from Scholastic Ltd. and its employees.

Grolier Ltd., an indirect subsidiary of Scholastic Inc. located in Canada, provides a defined benefit pension plan (the “Grolier Canada Pension Plan”) that covers its employees who meet certain eligibility requirements. All full time employees are eligible to participate in the plan after two years of employment. Grolier Ltd.’s contributions to the fund have been suspended due to an actuarial surplus. Employees are not required to contribute to the fund.

The Company’s pension plans have different measurement dates as follows: for the Pension Plan – May 31, 2004; for the U.K. Pension Plan and the Grolier Canada Pension Plan – March 31, 2004.

Post-Retirement Benefits

The Company provides Post-Retirement Benefits to retired United States-based employees (the “Post-Retirement Benefits”) consisting of certain healthcare and life insurance benefits. A majority of these employees may become eligible for these benefits if they reach normal retirement age while working for the Company. In fiscal 2004, the Company amended the Post-Retirement Benefits by changing the prescription drug co-pay schedule for Medicare-eligible participants to be the same as for non-Medicare eligible participants. The impact of this amendment was to reduce the benefit obligation by $2.8. In fiscal 2003, the Company amended the Post-Retirement Benefits by increasing the participants’ contribution rate. The impact of this amendment was to reduce the benefit obligation by $8.6. The balance of these two amendments was recorded as unrecognized prior service cost and will be amortized over 14 1/2 years. At May 31, 2004, the unrecognized prior service cost remaining was $10.1.

The following table sets forth the weighted average actuarial assumptions utilized to determine the benefit obligations for the Pension Plan, the U.K. Pension Plan and the Grolier Canada Pension Plan (collectively the “Pension Plans”) at May 31:

			Post-Retirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

Weighted average assumptions used to determine benefit obligations:
Discount rate	6.5%	6.0%	6.7%	6.0%
Rate of compensation increase	4.0%	4.0%	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	6.0%	7.3%	6.0%	7.3%
Expected long-term return on plan assets	8.9%	8.9%	—	—
Rate of compensation increase	4.0%	4.0%	—	—

To develop the expected long-term rate of return on assets assumption for its pension plans, the Company, with the assistance of its actuaries, considers historical returns and future expectations. Over the 15-20 year periods ending May 31, 2003, the returns on the portfolio, assuming it was invested at the current target asset allocation in the prior periods, would have been a compounded annual average of 10%-12%. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an assumed weighted average long-term rate of return of 8.9% for all plans.

The following table sets forth changes in benefit obligation and plan assets, the reconciliation of funded status and the (decrease) increase in the minimum pension liability included in accumulated other comprehensive loss for the Pension Plans and the Post-Retirement Benefits for the two fiscal years ended May 31:

			Post-Retirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

Change in benefit obligation
Benefit obligation at beginning of year	$ 131.2	$ 111.6	$ 28.8	$ 23.4
Service cost	7.0	5.9	0.5	0.5
Interest cost	7.7	7.7	2.0	1.8
Plan participants’ contributions	0.5	0.6	—	—
Amendments	—	0.2	(2.8)	(8.6)
Actuarial (gains) losses	(7.2)	11.8	5.5	13.9
Foreign currrency exchange rate changes	3.2	2.3	—	—
Benefits paid	(11.2)	(8.9)	(2.6)	(2.2)

Benefit obligation at end of year	$131.2	$131.2	$ 31.4	$ 28.8

Change in plan assets
Fair value of plan assets at beginning of year	$ 88.9	$ 87.3	$ —	$ —
Actual gain (loss) on plan assets	15.8	(2.3)	—	—
Company contributions	19.4	11.0	—	—
Plan participants’ contributions	0.5	0.4	—	—
Administrative expenses	(0.9)	(0.8)	—	—
Foreign currrency exchange rate changes	2.2	2.2	—	—
Benefits paid	(11.2)	(8.9)	—	—

Fair value of plan assets at end of year	$114.7	$ 88.9	$ —	$ —

Funded status
Underfunded status of the plans	$ (16.5)	$ (42.3)	$ (31.4)	$ (28.8)
Unrecognized net actuarial loss	37.7	54.0	22.4	18.9
Unrecognized prior service cost	(1.8)	(2.1)	(10.1)	(8.1)
Unrecognized net asset obligation	0.2	0.4	—	—

Accrued benefit asset (liability)	$ 19.6	$ 10.0	$(19.1)	$(18.0)

Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$ 19.6	$ 8.8	$ —	$ —
Accrued benefit liability	(26.1)	(43.3)	(19.1)	(18.0)
Intangible asset	0.1	0.1	—	—
Accumulated other comprehensive loss	26.0	43.2	—	—

Net amount recognized	$ 19.6	$ 8.8	$(19.1)	$(18.0)

(Decrease) increase in minimum liability included in other comprehensive income	$ (17.2)	$ 21.4	$ —	$ —

The accumulated benefit obligation for all Pension Plans was $123.3 and $125.5 at May 31, 2004 and 2003, respectively. Information with respect to the Pension Plans with accumulated benefit obligations in excess of plan assets is as follows for the fiscal years ended May 31:

	2004	2003

Projected benefit obligations	$ 124.0	$ 124.9
Accumulated benefit obligations	117.0	118.9
Fair value of plan assets	106.6	81.7

The following table sets forth the components of the net periodic benefit costs under the Pension Plans and the Post-Retirement Benefits for the three fiscal years ended May 31:

	Pension Benefits			Post-Retirement Benefits

	2004	2003	2002	2004	2003	2002

Components of Net Periodic Benefit Cost:
Service cost	$ 7.0	$ 5.9	$ 4.7	$ 0.4	$ 0.5	$ 0.4
Interest cost	7.7	7.7	7.4	2.0	1.8	1.3
Expected return on assets	(8.0)	(8.6)	(8.8)	—	—	—
Net amortization and deferrals	0.3	0.1	(0.2)	(0.8)	(0.6)	—
Curtailment loss	—	—	0.2	—	—	—
Decrease in valuation allowance	(1.2)	—	—	—	—	—
Recognized net actuarial loss	2.5	1.2	0.5	2.0	1.0	—

Net periodic benefit cost	$ 8.3	$ 6.3	$ 3.8	$ 3.6	$ 2.7	$ 1.7

Plan Assets

The Company’s investment policy is to actively manage, within acceptable risk parameters, certain asset classes where the potential exists to outperform the broader market.

The total weighted average asset allocations for the Pension Plans at May 31 by asset category are as follows:

	2004	2003

Small cap equities	17.0%	17.4%
International equities	9.2	10.0
Index fund equities	44.5	42.7
Bonds and fixed interest products	27.0	28.4
Real estate	0.1	—
Other	2.2	1.5

Total	100.0%	100.0%

The Company’s investments include weighted average target asset allocations as follows:

			Grolier
		U.K.	Canada
	Pension	Pension	Pension
	Plan	Plan	Plan

Equity	70.0%	68.0%	35.0%
Debt and cash equivalents	30.0	25.0	65.0
Real estate	—	7.0	—

Total	100.0%	100.0%	100.0%

Contributions

Scholastic Ltd. expects to contribute $0.8 to the U.K. Pension Plan and Scholastic expects to contribute $2.5 to its Post-Retirement Benefits in 2005.

Estimated Future Benefit Payments

The following table sets forth the expected future benefit payments under the Pension Plans and the Post-Retirement Benefits by fiscal year:

		Post-Retirement

			Medicare
	Pension	Benefit	Subsidy
	Benefits	Payments	Receipts

2005	$ 7.8	$ 2.5	$ —
2006	7.6	2.6	0.1
2007	8.6	2.7	0.3
2008	8.5	2.8	0.3
2009	8.9	2.9	0.3
2010-2014	42.1	14.8	1.7

The 2003 Medicare Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy of 28% to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit under Medicare Part D. In May 2004, the FASB issued FSP 106-2 to provide disclosure requirements and guidance in accounting for the impact of the federal subsidy provided by the 2003 Medicare Act. Based on this guidance, the Company has determined that the Post-Retirement Benefits provided to the portion of its post-65 retiree population that have retained a 100% Company-sponsored prescription drug coverage, are the actuarial equivalent of the benefits under Medicare. As a result, in fiscal 2004, the Company recognized a reduction of its accumulated post-retirement benefit obligation of $3.9 due to the federal subsidy under the 2003 Medicare Act. Pending any changes to the 2003 Medicare Act of the law, the effect of the subsidy on the measurement of net periodic Post-Retirement Benefits for the current period was a reduction of $0.3.

Assumed health care cost trend rates at May 31:

	2004	2003

Health care cost trend rate assumed for the next fiscal year	11.0%	10.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	Increase	(Decrease)

Total service and interest cost	$ 0.2	$ (0.1)
Post-retirement benefit obligation	2.3	(1.5)

The Company also provides defined contribution plans for certain eligible employees. In the United States, the Company sponsors a 401(k) retirement plan and has contributed $5.9, $5.8 and $4.7 for fiscal 2004, 2003 and 2002, respectively. For its internationally-based employees, the expenses under these plans totaled $2.3, $1.9 and $1.4 for fiscal 2004, 2003 and 2002, respectively.

11. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three years ended May 31:
(Amounts in millions, except per share data)

	2004	2003	2002

Net income for basic earningsper share	$ 58.4	$ 58.6	$ 93.5
Dilutive effect of Debentures	—	—	2.1

Adjusted net income for dilutedearnings per share	$ 58.4	$ 58.6	$ 95.6

Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings per share	39.4	39.1	36.7
Dilutive effect of Common Stock issued pursuant to stock-based benefit plans	0.7	1.0	1.6
Dilutive effect of Debentures	—	—	1.8

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings per share	40.1	40.1	40.1

Earnings per share of Class A Stock and Common Stock:
Earnings before Cumulative effect of accounting change:
Basic	$ 1.48	$ 1.50	$ 2.69
Diluted	$ 1.46	$ 1.46	$ 2.51
Cumulative effect of accounting change (net of income taxes):
Basic	$ —	$ —	$ (0.14)
Diluted	$ —	$ —	$ (0.13)
Net income:
Basic	$ 1.48	$ 1.50	$ 2.55
Diluted	$ 1.46	$ 1.46	$ 2.38

On January 11, 2002, pursuant to the exercise of Scholastic Corporation’s optional redemption rights, $109.8 of Scholastic Corporation’s 5% Convertible Subordinated Debentures were converted at the option of the holders into 2.9 million shares of Common Stock and $0.2 were redeemed for cash.

12. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

On June 1, 2001, the Company adopted Statement of Position No. 00-2 (“SOP 00-2”), “Accounting by Producers and Distributors of Films.” SOP 00-2 provides that film costs should be accounted for under an inventory model and discusses various topics such as revenue recognition and accounting for exploitation costs and impairment assessment. In addition, SOP 00-2 establishes criteria for which revenues should be included in the Company’s ultimate revenue projections. As a result of the adoption of SOP 00-2, the Company recorded a net of tax charge of $5.2 in the first quarter of fiscal 2002 to reduce the carrying value of its film production costs. This charge is reflected in the Company’s consolidated statements of operations as a Cumulative effect of accounting change and is attributed entirely to the Media, Licensing and Advertising segment.

13. SPECIAL SEVERANCE CHARGES

On May 28, 2003, the Company announced a reduction in its global work force. The majority of the affected employees were notified in the fiscal year ended May 31, 2003, and accordingly the Company established liabilities for severance and other related costs of $10.9 for that fiscal year. In the fiscal year ended May 31, 2004, the Company established liabilities of $3.3 for severance and other related costs with respect to the affected employees notified in that fiscal year. These charges are reflected in the Company’s income statement as the Special severance charges for the years ended May 31, 2003 and May 31, 2004.

A summary of the activity in the established liabilities is detailed in the following table:

Amount

Fiscal 2003 liabilities	$ 10.9
Fiscal 2003 payments	(1.2)

Balance at May 31, 2003	9.7

Fiscal 2004 additional liabilities	3.3
Fiscal 2004 payments	(10.9)

Balance at May 31, 2004	$ 2.1

The remaining liability of $2.1 is expected to be paid over the next two fiscal years under salary continuance arrangements with certain affected employees.

14. LITIGATION AND OTHER CHARGES

In fiscal 2003, the Company recorded a pre-tax charge of $1.9 for the settlement of a class action securities lawsuit initiated in 1997, which represented the portion of the total settlement amount of $7.5 that was not paid by the insurance carrier.

In fiscal 2003, the Company recorded a pre-tax charge of $1.2, related to the settlement of a lawsuit filed in 1995, which represents the amount by which the settlement and related legal expenses exceeded a previously recorded liability.

15. OTHER INCOME (EXPENSE)

In the fourth quarter of fiscal 2004, the Company received a payment of $10.0 in connection with the early termination of a sublease by one of its tenants. This transaction resulted in a pre-tax net gain of $8.0. The impact of this gain on earnings per diluted share was $0.13.

In fiscal 2003, the Company sold a portion of its interest in a French publishing company for $5.2, resulting in a pre-tax gain of $2.9. The impact of this gain on earnings per diluted share was $0.05.

In fiscal 2002, the Company wrote off an equity investment of $2.0. The impact of this charge on earnings per diluted share was $0.03.

16. CONTINUITY CHARGES

In fiscal 2004, the Company recorded charges of $25.4 related to its continuity business. These continuity charges represent write-downs of deferred promotion costs of $12.7 and inventory from discontinued programs of $6.8, and an increase in bad debts of $2.0, as well as modest increases in returns provisions and related severance costs. These charges are primarily reflected as Cost of Goods Sold; Selling, general and administrative expenses; and Bad debt expense. The impact of this charge on earnings per diluted share was $0.41.

17. OTHER FINANCIAL DATA

Deferred promotion costs were $40.6 and $52.8 at May 31, 2004 and 2003, respectively. Promotion costs expensed were $119.2, $109.1 and $94.5 for the fiscal years ended May 31, 2004, 2003 and 2002, respectively. Promotional expense consists of $111.1, $99.9 and $88.0 for continuity program promotions and $8.1, $9.2 and $6.5 for magazine advertising for fiscal 2004, 2003 and 2002, respectively.

Other advertising expenses were $160.1, $161.4 and $164.2 for the fiscal years ended May 31, 2004, 2003 and 2002, respectively.

Accumulated amortization of prepublication costs was $77.8 and $76.3 at May 31, 2004 and 2003, respectively. The Company amortized $57.8, $47.5 and $42.6 for the fiscal years ended May 31, 2004, 2003 and 2002, respectively.

Other accrued expenses include a reserve for unredeemed credits issued in conjunction with the Company’s school-based book club and book fair operations of $12.5 and $12.4 at May 31, 2004 and 2003, respectively.

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS

SCHOLASTIC CORPORATION

We have audited the accompanying consolidated balance sheets of Scholastic Corporation (the “Company”) as of May 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended May 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted the audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at May 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. As discussed in Note 12 to the consolidated financial statements, effective June 1, 2001 the Company changed its accounting for production costs and recorded a cumulative effect of accounting change of $5.2 million.

New York, New York
July 20, 2004

Supplementary Financial Information

Summary of Quarterly Results of Operations (Unaudited, amounts in millions except per share data) Years ended May 31,

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	(1)	Year

2004

Revenues	$ 475.4	$ 699.0	$ 472.0	$ 587.4		$ 2,233.8
Cost of goods sold	281.4	305.5	229.7	263.4		1,080.0
Cost of goods sold – Continuity charges	—	—	—	6.8		6.8
Net income (loss)	(24.8)	66.7	(6.0)	22.5		58.4
Earnings (loss) per share:
Basic	$ (0.63)	$ 1.70	$ (0.15)	$ 0.57		$ 1.48
Diluted	$ (0.63)	$ 1.67	$ (0.15)	$ 0.56		$ 1.46

2003

Revenues	$ 306.9	$ 660.3	$ 433.7	$ 557.4		$ 1,958.3
Cost of goods sold	160.2	281.8	198.3	241.8		882.1
Net income (loss)	(44.6)	75.0	(0.5)	28.7		58.6
Earnings (loss) per share:
Basic	$ (1.14)	$ 1.92	$ (0.01)	$ 0.73		$ 1.50
Diluted	$ (1.14)	$ 1.85	$ (0.01)	$ 0.72		$ 1.46

(1)	The fourth quarter of fiscal 2004 includes pre-tax charges of $25.4, or $0.41 per diluted share, in connection with the Company’s review of its continuity business, and a pre-tax net gain of $8.0, or $0.13 per diluted share, in connection with the early termination of a sublease by one of its tenants. The fourth quarter of fiscal 2003 includes a pre-tax Special severance charge of $10.9, or $0.18 per diluted share, relating to a reduction in work force.

Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a | Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part III

Item 10 | Directors and Executive Officers of the Registrant

Information required by this item is incorporated herein by reference from the Corporation’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Certain information regarding the Corporation’s Executive Officers is set forth in Part I – Item 1 – Business.

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
The following consolidated financial statements are included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”:
Consolidated Statements of Income for the years ended May 31, 2004, 2003 and 2002
Consolidated Balance Sheets at May 31, 2004 and 2003
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended May 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended May 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedule:
The following consolidated financial statement schedule is included in Item 15(d): Schedule II – Valuation and Qualifying Accounts and Reserves
All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.
(a)(3)	Exhibits:
3.1	Amended and Restated Certificate of Incorporation of the Corporation, as amended to date.

3.2	Bylaws of the Corporation, amended and restated as of March 16, 2000 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on April 14, 2000).
4.1	Credit Agreement, dated as of March 31, 2004, among the Corporation and Scholastic Inc., as borrowers, the Initial Lenders named therein, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers, and JPMorgan Chase Bank, N.A. and Fleet Bank, N.A., as syndication agents (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on April 2, 2004).
4.2*	Amended and Restated Revolving Loan Agreement, dated November 10, 1999, among the Corporation, Scholastic Inc. and Sun Bank, National Association, together with Amendment No. 1, dated June 22, 2000, and Amendment No. 2, dated as of April 30, 2004.
4.3	Indenture dated January 23, 2002 for 5.75% Notes due January 15, 2007 issued by the Corporation (incorporated by reference to the Corporation’s Registration Statement on Form S-3 (Registration No. 333-55238) as filed with the SEC on February 8, 2001).
4.4*	Indenture dated April 4, 2003 for 5% Notes due 2013 issued by the Corporation.
10.1**	Scholastic Corporation 1992 Stock Option Plan (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 27, 1992, SEC File No. 000-19860), together with Amendment No. 1 to the Scholastic Corporation 1992 Stock Option Plan, effective as of July 18, 2001 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 24, 2001).
10.2**	Scholastic Corporation 1995 Stock Option Plan, effective as of September 21, 1995 (incorporated by reference to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-98186) as filed with the SEC on October 16, 1995), together with Amendment No. 1 to the Scholastic Corporation 1995 Stock Option Plan, effective September 16, 1998 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 15, 1998, SEC File No. 000-19860), and Amendment No. 2 to the Scholastic Corporation 1995 Stock Option Plan, effective as of July 18, 2001 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 24, 2001).
10.3**	Scholastic Corporation 1992 Outside Directors’ Stock Option Plan (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 27, 1992, SEC File No. 000-19860).
10.4**	Scholastic Corporation Management Stock Purchase Plan, amended and restated effective as of December 18, 2002 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 14, 2003).
10.5**	Scholastic Corporation 1997 Outside Directors’ Stock Option Plan, amended and restated as of May 25, 1999 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 23, 1999), together with Amendment No. 1 dated September 20, 2001 to the Scholastic Corporation 1997 Outside Directors’ Stock Option Plan (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 14, 2002) and Amendment No. 2 to the Scholastic Corporation 1997 Outside Directors’ Stock Option Plan (incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement as filed with the SEC on August 19, 2003).

10.6**	Scholastic Corporation 1995 Director’s Deferred Compensation Plan, amended and restated as of May 25, 1999 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 23, 1999).
10.7**	Scholastic Corporation Executive Performance Incentive Plan, effective as of June 1, 1999 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 15, 1999).
10.8**	Scholastic Corporation 2001 Stock Incentive Plan (incorporated by reference to Appendix A of the Corporation’s definitive Proxy Statement as filed with the SEC on August 24, 2001).
10.9	Amended and Restated Lease, effective as of August 1, 1999, between ISE 555 Broadway, LLC, landlord, and Scholastic Inc., tenant, for the building known as 555 Broadway, NY, NY (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 23, 1999).
10.10	Amended and Restated Sublease, effective as of October 9, 1996, between Kalodop Corp., as sublandlord, and Scholastic Inc., as subtenant, for the premises known as 557 Broadway, NY, NY (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 23, 1999).
21	Subsidiaries of the Corporation.
23	Consent of Ernst & Young LLP.
31.1	Certification of the Chief Executive Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and the Chief Financial Officer of the Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K.
A Current Report on Form 8-K was filed with the SEC on April 3, 2004 reporting under Items 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and 12 (Results of Operations and Financial Condition) a press release regarding results of operations for the Corporation’s fiscal quarter ended February 29, 2004.
A Current Report on Form 8-K was filed with the SEC on July 15, 2004 reporting under Item 12 (Results of Operations and Financial Condition) a press release regarding charges recorded in the fourth quarter of the Corporation’s fiscal year ended May 31, 2004 related to its continuity business and estimates of results of operations for that year.
A Current Report on Form 8-K was filed with the SEC on July 21, 2004 reporting under Items 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and 12 (Results of Operations and Financial Condition) a press release regarding results of operations for the Corporation’s fiscal year ended May 31, 2004.

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

Dated: August 2, 2004	SCHOLASTIC CORPORATION
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

Signature	Title	Date

/s/ Richard Robinson	Chairman of the Board, President,	August 2, 2004
________________________________	Chief Executive Officer and
Richard Robinson	Director (Principal Executive Officer)

/s/ Mary A. Winston	Executive Vice President and Chief	August 2, 2004
________________________________	Financial Officer (Principal Financial Officer)
Mary A. Winston

/s/ Karen A. Maloney	Vice President and Controller	August 2, 2004
________________________________	(Principal Accounting Officer)
Karen A. Maloney

/s/ Rebeca M. Barrera	Director	August 2, 2004
________________________________
Rebeca M. Barrera

/s/ Ramon C. Cortines	Director	August 2, 2004
________________________________
Ramon C. Cortines

/s/ John L. Davies	Director	August 2, 2004
________________________________
John L. Davies

/s/ Charles T. Harris III	Director	August 2, 2004
________________________________
Charles T. Harris III

/s/ Andrew S. Hedden	Director	August 2, 2004
________________________________
Andrew S. Hedden

Signature	Title	Date

/s/ Mae C. Jemison	Director	August 2, 2004
________________________________
Mae C. Jemison

/s/ Peter M. Mayer	Director	August 2, 2004
________________________________
Peter M. Mayer

/s/ John G. McDonald	Director	August 2, 2004
________________________________
John G. McDonald

/s/ Augustus K. Oliver	Director	August 2, 2004
________________________________
Augustus K. Oliver

/s/ Richard M. Spaulding	Director	August 2, 2004
________________________________
Richard M. Spaulding

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K
YEAR ENDED MAY 31, 2004
ITEM 15(d)

Schedule II

Valuation and Qualifying Accounts and Reserves

(Amounts in millions) Years Ended May 31,

	Balance at
	Beginning		Write-Offs		Balance at
	Of Year	Expensed	and Other		End of Year

2004

Allowance for doubtful accounts	$ 60.5	$ 90.3	$ 82.5		$ 68.3
Reserve for returns	58.2	193.5	199.1	(1)	52.6
Reserve for obsolescence	54.4	29.9	25.1		59.2
Reserve for royalty advances	45.8	4.3	0.3		49.8

2003

Allowance for doubtful accounts	$ 62.6	$ 72.3	$ 74.4		$ 60.5
Reserve for returns	61.3	164.1	167.2	(1)	58.2
Reserve for obsolescence	55.1	26.7	27.4		54.4
Reserve for royalty advances	44.6	5.0	3.8		45.8

2002

Allowance for doubtful accounts	$ 70.1	$ 68.7	$ 76.2		$ 62.6
Reserve for returns	63.0	156.8	158.5	(1)	61.3
Reserve for obsolescence	64.7	22.1	31.7		55.1
Reserve for royalty advances	43.0	3.7	2.1		44.6

(1) Represents actual returns charged to the reserve.