Form 10-Q
period 2004-08-31
SCHOLASTIC CORP
filed 2004-10-01
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004	Commission File No. 000-19860

SCHOLASTIC CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (212) 343-6100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of September 30, 2004

Common Stock, $.01 par value	38,017,861
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

SCHOLASTIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(Amounts in millions, except per share data)

	Three months ended August 31,
	2004	2003

Revenues	$323.7	$475.4

Operating costs and expenses:
Cost of goods sold	176.4	281.4
Selling, general and administrative expenses	185.1	188.1
Selling, general and administrative expenses – Continuity charges	3.6	—
Bad debt expense	16.2	20.7
Depreciation and amortization	13.4	13.0
Special severance charges	—	2.0

Total operating costs and expenses	394.7	505.2

Operating loss	(71.0)	(29.8)

Interest expense, net	7.0	8.9

Loss before income taxes	(78.0)	(38.7)

Benefit from income taxes	27.7	13.9

Net loss	$(50.3)	$(24.8)

Basic and diluted loss per Share of Class A and Common Stock:	$(1.27)	$(0.63)

See accompanying notes

SCHOLASTIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share data)

	August 31, 2004	May 31, 2004	August 31, 2003
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13.3	$17.8	$9.1
Accounts receivable, net	242.0	265.7	365.1
Inventories	533.7	402.6	491.9
Deferred promotion costs	41.9	40.6	57.7
Deferred income taxes	104.0	73.4	90.9
Prepaid and other current assets	49.6	42.6	49.5
Total current assets	984.5	842.7	1,064.2

Property, plant and equipment, net	331.2	334.6	336.8
Prepublication costs	114.1	116.7	121.2
Installment receivables	13.0	13.1	14.1
Production costs	8.1	5.5	12.6
Goodwill	250.3	250.3	254.8
Other intangibles	78.8	78.9	74.2
Other assets and deferred charges	113.5	114.0	120.3
Total assets	$1,893.5	$1,755.8	$1,998.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and short-term debt	$31.0	$24.1	$221.8
Accounts payable	216.9	150.1	220.1
Accrued royalties	43.2	30.7	116.5
Deferred revenue	35.8	22.7	27.0
Other accrued expenses	117.8	129.8	123.1
Total current liabilities	444.7	357.4	708.5

Noncurrent Liabilities:
Long-term debt	587.9	492.5	479.3
Other noncurrent liabilities	54.0	49.9	63.3
Total noncurrent liabilities	641.9	542.4	542.6

Commitments and Contingencies	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	389.5	388.1	381.0
Deferred compensation	(0.5)	(0.6)	(1.0)
Accumulated other comprehensive loss	(21.8)	(21.5)	(39.7)
Retained earnings	439.3	489.6	406.4
Total stockholders’ equity	806.9	856.0	747.1
Total liabilities and stockholders’ equity	$1,893.5	$1,755.8	$1,998.2

See accompanying notes

SCHOLASTIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(Amounts in millions)

	Three months ended August 31,
	2004	2003
Cash flows used in operating activities:
Net loss	$(50.3)	$(24.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepublication and production costs	14.3	16.5
Depreciation and amortization	13.4	13.0
Provision for losses on accounts receivable	16.2	20.7
Royalty advances expensed	5.7	5.4
Deferred income taxes	(31.1)	(16.3)
Changes in assets and liabilities:
Accounts receivable, net	7.7	(134.7)
Inventories	(129.9)	(109.1)
Deferred promotion costs	(0.8)	(2.9)
Prepaid and other current assets	(6.2)	(2.5)
Accrued royalties	12.6	84.3
Accounts payable and other accrued expenses	57.4	65.7
Deferred revenue	12.0	7.6
Other, net	0.2	(2.7)
Total adjustments	(28.5)	(55.0)
Net cash used in operating activities	(78.8)	(79.8)
Cash flows used in investing activities:
Prepublication expenditures	(11.5)	(12.4)
Acquisition-related payments	—	(8.8)
Additions to property, plant and equipment	(9.7)	(8.3)
Royalty advances	(7.1)	(6.1)
Production expenditures	(3.4)	(4.8)
Other	—	(0.3)
Net cash used in investing activities	(31.7)	(40.7)
Cash flows provided by financing activities:
Borrowings under Credit Agreement, Loan Agreement and Revolver	153.4	174.4
Repayments of Credit Agreement, Loan Agreement and Revolver	(57.6)	(112.6)
Borrowings under lines of credit	69.6	32.3
Repayments of lines of credit	(61.0)	(24.3)
Proceeds pursuant to employee stock plans	1.6	1.2
Net cash provided by financing activities	106.0	71.0
Net decrease in cash and cash equivalents	(4.5)	(49.5)
Cash and cash equivalents at beginning of period	17.8	58.6
Cash and cash equivalents at end of period	$13.3	$9.1

See accompanying notes

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(Amounts in millions, except per share data)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements consist of the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned subsidiaries (collectively “Scholastic” or the “Company”).  These financial statements have not been audited, but reflect those adjustments consisting of normal recurring items which management considers necessary for a fair presentation of financial position, results of operations and cash flow.  These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

The Company’s business is closely correlated to the school year.  Consequently, the results of operations for the three months ended August 31, 2004 and 2003 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the August 31, 2003 condensed consolidated balance sheet is included for comparative purposes.

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable and installment receivables; sales returns; amortization periods; pension obligations; and recoverability of inventories, deferred promotion costs, deferred income taxes, prepublication costs, royalty advances, goodwill and other intangibles.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Stock-Based Compensation

Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company applies Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. In accordance with APB No. 25, no compensation expense was recognized with respect to the Company’s stock option plans, as the exercise price of each stock option issued was equal to the market price of the underlying stock on the date of grant and the exercise price and number of shares subject to grant were fixed.  If the Company had elected to recognize compensation expense based on the fair value of the options granted at the date of grant and in respect to shares issuable under the Company’s equity compensation plans as prescribed by SFAS No. 123, net income and basic and diluted loss per share would have been reduced to the pro forma amounts indicated in the following table:

	Three months ended August 31,
	2004	2003

Net loss – as reported	(50.3)	$(24.8)
Add: Stock-based employee compensation included in reported net loss, net of tax	0.1	0.1
Deduct: Total stock-based employee compensation expense determined under fair value-based method, net of tax	(3.1)	(1.9)
Net loss – pro forma	$(53.3)	$(26.6)
Basic and diluted loss per share – as reported	$(1.27)	$(0.63)
Basic and diluted loss per share – pro forma	$(1.35)	$(0.68)

2.              Segment Information

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

• Educational Publishing includes the publication and distribution to schools and libraries of educational technology, curriculum materials, children’s books, classroom magazines and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States.

• Media, Licensing and Advertising includes the production and/or distribution of software in the United States; the production and/or distribution, primarily by and through the Company’s subsidiary, Scholastic Entertainment Inc., of programming and consumer products (including children’s television programming, videos, software, feature films, promotional activities and non-book merchandise); and advertising revenue, including sponsorship programs.

• International includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

The following table sets forth information for the Company’s segments for the periods indicated.  Certain prior year amounts have been reclassified to conform with the present year presentation.

	Children’s Book Publishing and Distribution	Educational Publishing	Media, Licensing and Advertising	Overhead (1)	Total Domestic	International	Consolidated
Three months ended August 31, 2004

Revenues	$121.8	$118.2	$11.9	$0.0	$251.9	$71.8	$323.7
Bad debt	13.7	0.3	0.1	0.0	14.1	2.1	16.2
Depreciation	3.4	0.8	0.5	7.1	11.8	1.5	13.3
Amortization (2)	4.2	8.3	1.7	0.0	14.2	0.2	14.4
Royalty advances expensed	4.5	0.3	0.2	0.0	5.0	0.7	5.7
Segment profit (loss) (3)	(65.0)	22.2	(6.7)	(18.5)	(68.0)	(3.0)	(71.0)
Segment assets	834.8	324.1	61.4	379.4	1,599.7	293.8	1,893.5
Goodwill	127.9	82.5	10.7	0.0	221.1	29.2	250.3
Expenditures for long-lived assets (4)	16.9	6.7	3.8	2.2	29.6	2.1	31.7
Long-lived assets (5)	309.2	183.1	37.2	236.0	765.5	101.9	867.4
Three months ended August 31, 2003

Revenues	$287.9	$105.8	$16.4	$0.0	$410.1	$65.3	$475.4
Bad debt	18.7	0.0	0.2	0.0	18.9	1.8	20.7
Depreciation	2.9	0.6	0.7	7.2	11.4	1.5	12.9
Amortization (2)	4.1	8.7	3.8	0.0	16.6	0.0	16.6
Royalty advances expensed	4.7	0.3	0.1	0.0	5.1	0.3	5.4
Segment profit (loss) (3)	(16.6)	15.5	(4.9)	(19.9)	(25.9)	(3.9)	(29.8)
Segment assets	931.6	330.6	78.4	387.2	1,727.8	270.4	1,998.2
Goodwill	132.1	82.3	13.8	0.0	228.2	26.6	254.8
Expenditures for long-lived assets (4)	18.6	6.9	11.7	2.5	39.7	1.0	40.7
Long-lived assets (5)	308.0	188.9	46.1	245.8	788.8	96.4	885.2

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

(3)          Segment profit (loss) represents earnings (loss) before interest expense, net and income taxes. For the three months ended August 31, 2004, the Children’s Book Publishing and Distribution segment includes $3.6 for severance related to staff reductions resulting from the Company’s review of the continuity business announced in the prior fiscal year.

(4)          Includes expenditures for property, plant and equipment, investments in prepublication and production costs, royalty advances and acquisitions of, and investments in, businesses.

(5)          Includes property, plant and equipment, prepublication costs, goodwill, other intangibles, royalty advances, production costs and long-term investments.

The following table separately sets forth information for the periods indicated for the United States direct-to-home continuity programs, which consist primarily of the business formerly operated by Grolier Incorporated (“Grolier”) and are included in the Children’s Book Publishing and Distribution segment, and for all other businesses included in the segment:

	Three months ended August 31,
	Direct-to-home		All Other		Total
	2004	2003	2004	2003	2004	2003
Revenues	$41.2	$50.2	$80.6	$237.7	$121.8	$287.9
Bad debt	10.1	11.9	3.6	6.8	13.7	18.7
Depreciation	0.1	0.1	3.3	2.8	3.4	2.9
Amortization (1)	0.4	0.2	3.8	3.9	4.2	4.1
Royalty advances expensed	0.5	0.5	4.0	4.2	4.5	4.7
Business profit (loss) (2)	(4.6)	1.7	(60.4)	(18.3)	(65.0)	(16.6)
Business assets	242.6	267.7	592.2	663.9	834.8	931.6
Goodwill	92.4	97.1	35.5	35.0	127.9	132.1
Expenditures for long-lived assets (3)	2.5	1.4	14.4	17.2	16.9	18.6
Long-lived assets (4)	144.2	147.2	165.0	160.8	309.2	308.0

(1)          Includes amortization of prepublication costs and other intangibles with definite lives.

(2)          Business profit (loss) represents earnings (loss) before interest expense, net and income taxes.  For the three months ended August 31, 2004, Direct-to-home results includes $3.6 for severance related to staff reductions resulting from the Company’s review of the continuity business announced in the prior fiscal year.

(3)          Includes expenditures for property, plant and equipment, investments in prepublication costs, royalty advances and acquisitions of businesses.

(4)  Includes property, plant and equipment, prepublication costs, goodwill, other intangibles and royalty advances.

3. Debt

The following summarizes debt as of the dates indicated:

	August 31, 2004	May 31, 2004	August 31, 2003

Lines of Credit	$30.3	$23.0	$34.8
Credit Agreement, Loan Agreement and Revolver	110.0	14.2	61.8
7% Notes due 2003, net of discount	—	—	125.0
5.75% Notes due 2007, net of premium/discount	305.0	305.5	306.4
5% Notes due 2013, net of discount	172.9	172.8	172.7
Other debt	0.7	1.1	0.4
Total debt	618.9	516.6	701.1
Less lines of credit and short-term debt	(31.0)	(24.1)	(221.8)
Total long-term debt	$587.9	$492.5	$479.3

The following table sets forth the maturities of the carrying values of the Company’s debt obligations as of August 31, 2004 for the remainder of fiscal 2005 and thereafter:

May 31,
Nine-month period ending:
Fiscal years ending:
2005	$31.0
2006	—
2007	305.0
2008	—
2009	110.0
Thereafter	172.9

Total debt	$618.9

Lines of Credit

Scholastic Corporation’s international subsidiaries had unsecured lines of credit available in local currencies equivalent to $62.1 at August 31, 2004, as compared to $58.8 at August 31, 2003 and $62.1 at May 31, 2004. There were borrowings outstanding under these lines of credit equivalent to $30.3 at August 31, 2004, as compared to $34.8 at August 31, 2003 and $23.0 at May 31, 2004. These lines of credit are considered short-term in nature. The weighted average interest rates on the outstanding amounts were 5.9% and 6.6% at August 31, 2004 and 2003, respectively, and 5.5% at May 31, 2004.

Credit Agreement

On March 31, 2004, Scholastic Corporation and Scholastic Inc. entered into an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which replaced a similar loan agreement that was scheduled to expire on August 11, 2004 (the “Loan Agreement”). The Credit Agreement, which expires on March 31, 2009, provides for aggregate borrowings of up to $190.0 (with a right in certain circumstances to increase borrowings to $250.0), including the issuance of up to $10.0 in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.975% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee (when applicable) as of August 31, 2004 were 0.55% over LIBOR, 0.15% and 0.10%, respectively. The Credit Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2004 and May 31, 2004, $87.5 and $12.0, respectively, were outstanding under the Credit Agreement at a weighted average interest rate of 2.32% and 1.7%, respectively.  At August 31, 2003, $55.0 was outstanding under the Loan Agreement at a weighted average interest rate of 1.6%.

Revolver

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). As amended effective April 30, 2004, the Revolver provides for unsecured revolving credit of up to $40.0 and expires on March 31, 2009. Interest under this facility is either at the prime rate minus 1% or 0.375% to 1.025% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of August 31, 2004 were 0.60% over

LIBOR and 0.15%, respectively. The Revolver contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2004 and 2003 and May 31, 2004, $22.5, $6.8 and $2.2, respectively, were outstanding under the Revolver at a weighted average interest rate of 2.19%, 1.8% and 3.0%, respectively.

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

7% Notes due 2003.  Scholastic Corporation repaid the 7% Notes at maturity on December 15, 2003.

5.75% Notes due 2007.  In January 2002, Scholastic Corporation issued $300.0 of 5.75% Notes (the “5.75% Notes”). The 5.75% Notes are senior unsecured obligations that mature on January 15, 2007. Interest on the 5.75% Notes is payable semi-annually on July 15 and January 15 of each year. The Company may, at any time, redeem all or a portion of the 5.75% Notes at a redemption price (plus accrued interest to the date of redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption.

4.              Comprehensive Loss

The following table sets forth comprehensive loss for the periods indicated:

	Three months ended August 31,
	2004	2003

Net loss	$(50.3)	$(24.8)

Other comprehensive loss:
Foreign currency translation adjustment	(0.3)	(1.9)

Total other comprehensive loss	(0.3)	(1.9)

Comprehensive loss	$(50.6)	$(26.7)

5.              Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average Shares of Class A Stock and Common Stock outstanding during the period.  Diluted loss per share is calculated to give effect to potentially dilutive options to purchase Common Stock issued pursuant to the Company’s stock-based benefit plans that were outstanding during the period.  The diluted loss per share was equal to the basic loss per share for the three months ended August 31, 2004 and 2003 because such options outstanding were antidilutive.  The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted loss per share computations for the periods indicated:

	Three months ended August 31,
	2004	2003

Net loss	$(50.3)	$(24.8)

Weighted average Shares of Class A Stock and Common Stock outstanding for basic and diluted loss per share	39.6	39.3

Basic and Diluted loss per share of Class A Stock and Common Stock:	$(1.27)	$(0.63)

6.              Goodwill and Other Intangibles

Goodwill and other intangible assets with indefinite lives are reviewed for impairment annually, or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the periods indicated:

	Three months ended August 31, 2004	Twelve months ended May 31, 2004	Three months ended August 31, 2003
Beginning balance	$250.3	$246.0	$246.0
Additions due to acquisitions	—	3.0	9.5
Other adjustments	—	1.3	(0.7)
Ending balance	$250.3	$250.3	$254.8

In the quarter ended August 31, 2003, the Company acquired certain assets of Troll Holdings, Inc., formerly a national school-based book club operator and publisher (“Troll”), for $4.0 in cash and the assumption of certain ordinary course liabilities, and the stock of BTBCAT, Inc., which operates Back to Basics Toys, a direct-to-home catalog business specializing in children’s toys (“Back to Basics”) for $4.8 in cash.

The following table summarizes Other intangibles subject to amortization at the dates indicated:

	August 31, 2004	May 31, 2004	August 31, 2003
Customer lists	$2.9	$2.9	$2.9
Accumulated amortization	(2.7)	(2.7)	(2.6)
Net customer lists	0.2	0.2	0.3
Other intangibles	4.0	4.0	4.0
Accumulated amortization	(2.5)	(2.4)	(2.3)
Net other intangibles	1.5	1.6	1.7
Total	$1.7	$1.8	$2.0

Amortization expense for Other intangibles totaled $0.1 for each of the three months ended August 31, 2004 and 2003 and $0.3 for the twelve months ended May 31, 2004.  Amortization expense for these assets is currently estimated to total $0.3 for each of the fiscal years ending May 31, 2005 and 2006, and $0.2 for each of the fiscal years ending May 31, 2007 through 2009.  The weighted average amortization periods for these assets by major asset class are two years for customer lists and 13 years for other intangibles.

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	August 31, 2004	May 31, 2004	August 31, 2003
Net carrying value by major class:
Titles	$31.0	$31.0	$31.0
Licenses	17.2	17.2	17.2
Major sets	11.4	11.4	11.4
Trademarks and other	17.5	17.5	12.6
Total	$77.1	$77.1	$72.2

Trademarks and other increased by $4.9 as compared to the prior fiscal year quarter, relating to the fiscal 2004 Troll and Back to Basics acquisitions.

7.              Pension and Other Post-Retirement Benefits

The following table sets forth components of the net periodic benefit costs under the Company’s cash balance retirement plan for its United States employees meeting certain eligibility requirements, the defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Inc. located in the United Kingdom (the “U.K. Pension Plan”), the defined benefit pension plan of Grolier Ltd., an indirect subsidiary of Scholastic Inc. located in Canada (collectively, the “Pension Plans”), and the post-retirement benefits provided by the Company to its retired United States-based employees, consisting of certain healthcare and life insurance benefits (the “Post-Retirement Benefits”), for the periods indicated:

	Pension Plans Three months ended August 31,		Post-Retirement Benefits Three months ended August 31,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$2.0	$1.7	$0.1	$0.1
Interest cost	2.0	2.0	0.6	0.5
Expected return on assets	(2.4)	(2.0)	—	—
Net amortization and deferrals	0.6	0.7	(0.2)	(0.2)
Decrease in valuation allowance	—	(0.3)	—	—
Recognized net actuarial loss	—	—	0.4	0.5
Net periodic benefit cost	$2.2	$2.1	$0.9	$0.9

In fiscal 2005, the Company currently estimates that Scholastic Ltd. will contribute $0.8 to the U.K. Pension Plan and Scholastic Inc. will contribute $2.5 to the Post-Retirement Benefits.  For the three months ended August 31, 2004, Scholastic Ltd. has contributed $0.2 to the U.K. Pension Plan and Scholastic Inc. has contributed $0.7 to its Post-Retirement Benefits.

8.              Special Severance Charges

On May 28, 2003, the Company announced a reduction in its global work force and established liabilities for severance and other related costs with respect to affected employees notified in certain periods.  These charges are reflected in the Company’s Statement of Operations as Special severance charges and totaled $2.0 for the three months ended August 31, 2003 and $10.9 and $3.3 for the twelve months ended May 31, 2003 and 2004, respectively.

A summary of the activity in the established liabilities is detailed in the following table:

Amount
Fiscal 2003 liabilities	$10.9
Fiscal 2003 payments	(1.2)
Balance at May 31, 2003	9.7
Fiscal 2004 additional liabilities	3.3
Fiscal 2004 payments	(10.9)
Balance at May 31, 2004	$2.1
Fiscal 2005 payments	(0.7)
Balance at August 31, 2004	$1.4

The remaining liability of $1.4 is expected to be paid over the current and next fiscal year under salary continuance arrangements with certain affected employees.

9.              Contingent Purchase Payment

In fiscal 2002, the Company completed the acquisition of Klutz, a publisher and creator of “books plus” products for children.   In addition to the initial purchase price paid for Klutz of $42.8, the purchase agreement provided for additional payments of up to $31.3 in calendar 2004 and 2005, contingent upon the achievement of certain revenue thresholds.  No payments are anticipated in 2004.

10.       Continuity Charges

In the fourth quarter of fiscal 2004, the Company recorded charges of $25.4 related to its continuity business.  During the quarter ended August 31, 2004, additional charges of $3.6, relating primarily to severance costs in its continuity business, were recorded as Selling, general and administrative expenses.  Substantially, all such severance payments are to be made prior to May 31, 2005.  The impact of these charges on earnings per diluted share in the quarter ended August 31, 2004 was $0.06.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

The Company’s first quarter is generally its smallest revenue period as most schools are not in session, resulting in a seasonal loss.  The loss in the prior fiscal year quarter ended August 31, 2003, however, was unusually low as a result of approximately $170 million in Harry Potter® revenue related to the release of the fifth book in the series, Harry Potter and the Order of the Phoenix.  In the quarter ended August 31, 2004, the Educational Publishing segment had significant growth in revenue and profits, led by sales of its educational technology product, Read 180®.  The Company benefited from revenue growth in non-Harry Potter trade revenues and growth in the International segment.  Revenues declined and profitability improved modestly in the Company’s continuity business, which is in line with the Company’s plans to strengthen its relationships with its most productive customers through product and service improvements.

Results of Operations - Consolidated

Revenues for the quarter ended August 31, 2004 decreased $151.7 million, or 31.9%, to $323.7 million, compared to $475.4 million in the prior fiscal year quarter.  This revenue decrease related primarily to $166.1 million in lower revenues from the Children’s Book Publishing and Distribution segment as compared to the prior fiscal year quarter, which reflected the release of Harry Potter and the Order of the Phoenix.  This decline was partially offset by growth in the Educational Publishing and International segments of $12.4 million, or 11.7%, and $6.5 million, or 10.0%, respectively.

Cost of goods sold as a percentage of revenues improved to 54.5% for the quarter ended August 31, 2004, as compared to 59.2% in the prior fiscal year quarter, primarily due to the higher costs related to the Harry Potter release in the prior fiscal year quarter.

Selling, general and administrative expenses for the quarter ended August 31, 2004 of $188.7 million, including $3.6 million in severance costs and employee related expenses (the “Continuities Charges”) recorded in connection with the changes to the Company’s continuities business announced in fiscal 2004, were relatively flat as compared to the prior fiscal year quarter.  Promotional costs increased by approximately $7 million to support revenue growth in the Company’s non-Harry Potter trade business and the Educational Publishing and International segments.  This increase was largely offset by $9.1 million in lower Harry Potter-related expenses and a reduction in continuity business promotional costs of $3.6 million.

Bad debt expense was $16.2 million for the quarter ended August 31, 2004, compared to $20.7 million in the prior fiscal year quarter.  The decrease was due to better credit performance in the Company’s continuity business.

In connection with the Company’s May 28, 2003 announcement of a reduction in its global work force, a Special severance charge of $2.0 million was recorded in the quarter ended August 31, 2003 for those employees notified in the quarter.

The resulting operating loss for the quarter ended August 31, 2004 was $71.0 million, an increase of $41.2 million as compared to an operating loss of $29.8 million in the prior fiscal year quarter.  This increase was primarily due to lower operating results in the Children’s Book Publishing and Distribution segment of $48.4 million, partially offset by a $6.7 million increase in operating income in the Educational Publishing segment.

Net interest expense decreased $1.9 million to $7.0 million for the quarter ended August 31, 2004, as compared to $8.9 million in the prior fiscal year quarter, primarily due to lower debt levels.

Net loss was $50.3 million, or $1.27 per diluted share, for the quarter ended August 31, 2004, compared to a net loss of $24.8 million, or $0.63 per diluted share, in the prior fiscal year quarter.

Results of Operations - Segments

Children’s Book Publishing and Distribution

The Company’s Children’s Book Publishing and Distribution segment includes the publication and distribution of children’s books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.

	Three months ended August 31,
(in millions)	2004		2003

Revenue	$121.8		$287.9
Operating loss	(65.0	)*	(16.6)
Operating margin	**		**

* includes $3.6 million of Continuities Charges

** not meaningful

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended August 31, 2004 decreased $166.1 million to $121.8 million, compared to $287.9 million in the prior fiscal year quarter.  This decrease primarily related to lower revenues of the Company’s trade business due to lower Harry Potter revenues, which decreased approximately $160 million substantially due to the release of the fifth book in the Harry Potter series in the prior fiscal year quarter.  Non-Harry Potter trade revenues improved over the prior fiscal year quarter, primarily led by stronger performance of front list titles.   School-based continuity program revenues were flat, while direct-to-home continuity business revenues declined $9.0 million, as anticipated in the Company’s previously announced plan for this business. Excluding the direct-to-home continuity business described in the table below, segment revenues for the quarter decreased by $157.1 million to $80.6 million, as compared to the prior fiscal year quarter.

Segment operating loss for the quarter ended August 31, 2004 increased $48.4 million to $65.0 million compared to the prior fiscal year quarter.  The increase in the segment operating loss was primarily due to lower operating results for the Company’s trade business of approximately $44 million, resulting from lower Harry Potter revenues. Operating results for the continuity business decreased by $2.6 million, including the $3.6 million of Continuity Charges.  School-based continuity program operating profit improved on flat revenues, offset by lower operating profit in the direct-to-home continuity business, primarily due to the Continuity Charges.  Excluding the direct-to-home continuity business described in the table below, the operating loss for the quarter increased by $42.1 million to $60.4 million from $18.3 million in the prior fiscal year quarter.

The following table highlights the results of the direct-to-home portion of the Company’s continuity programs, which consist primarily of the business formerly operated by Grolier and are included in the Children’s Book Publishing and Distribution segment.

	Three months ended August 31,
(in millions)	2004		2003
Revenue	$41.2		$50.2
Operating profit	(4.6	)*	1.7
Operating margin	**		3.4%

* includes $3.6 million of Continuities Charges

** not meaningful

Educational Publishing

The Company’s Educational Publishing segment includes the publication and distribution to schools and libraries of educational technology, curriculum materials, children’s books, classroom magazines and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States.

	Three months ended August 31,
(in millions)	2004	2003
Revenue	$118.2	$105.8
Operating profit	22.2	15.5
Operating margin	18.8%	14.7%

Revenues in the Educational Publishing segment for the quarter ended August 31, 2004 increased $12.4 million, or 11.7%, to $118.2 million, compared to $105.8 million in the prior fiscal year quarter.  This increase related primarily to higher sales from the technology-based Read 180 reading intervention program of $14.9 million, partially offset by a decline in sales to classroom libraries of $2.7 million.

Segment operating profit for the quarter ended August 31, 2004 improved by $6.7 million, or 43.2%, to $22.2 million, compared to $15.5 million in the prior fiscal year quarter.  This segment operating profit improvement was primarily due to the increased Read 180 revenues.

Media, Licensing and Advertising

The Company’s Media, Licensing and Advertising segment includes the production and/or distribution of software in the United States; the production and/or distribution, primarily by and through Scholastic Entertainment Inc., of programming and consumer products (including children’s television programming, videos, software, feature films, promotional activities and non-book merchandise); and advertising revenue, including sponsorship programs.

	Three months ended August 31,
(in millions)	2004	2003
Revenue	$11.9	$16.4
Operating loss	(6.7)	(4.9)
Operating margin	**	**

**  not meaningful

Revenues in the Media, Licensing and Advertising segment for the quarter ended August 31, 2004 decreased $4.5 million, or 27.4%, to $11.9 million, compared to $16.4 million in the prior fiscal year quarter.  This decrease related principally to a decrease of $3.1 million in programming revenues, primarily reflecting the timing of delivery of episodes of animated television series.

Segment operating loss for the quarter ended August 31, 2004 increased $1.8 million, or 36.7%, to $6.7 million, compared to the prior fiscal year quarter.  The increase in operating loss was attributable to lower revenues.

International

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

	Three months ended August 31,
(in millions)	2004	2003
Revenue	$71.8	$65.3
Operating loss	(3.0)	(3.9)
Operating margin	**	**

** not meaningful

Revenues in the International segment for the quarter ended August 31, 2004 increased $6.5 million, or 10.0%, to $71.8 million, compared to $65.3 million in the prior fiscal year quarter.  This increase was primarily due to the favorable impact of foreign currency exchange rates of $4.3 million combined with local currency revenue growth in Australia equivalent to $2.5 million.

Segment operating loss for the quarter ended August 31, 2004 improved $0.9 million to $3.0 million compared to the prior fiscal year quarter. This improvement was primarily due to higher operating profits in Australia.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $13.3 million at August 31, 2004, compared to $9.1 million at August 31, 2003 and $17.8 million at May 31, 2004.

Cash flow used in operations was $78.8 million for the three-month period ended August 31, 2004 compared to $79.8 million in the same period last year.   Decreases in Accounts payable and other accrued expenses, Accounts receivable, net and Accrued royalties related primarily to the lower level of trade sales during the three-month period ended August 31, 2004.  The increase in Inventories reflects the accelerated seasonal purchases for the school-based book clubs and book fairs businesses.

Cash outflow for investing activities was $31.7 million for the three-month period ended August 31, 2004 compared to $40.7 million in the same period last year, which reflected $8.8 million in acquisition related payments in connection with the purchase of certain assets of Troll Holdings, Inc, in July 2003 and the purchase of stock of BTBCAT, Inc., which operates Back to Basics Toys, in August 2003.  Prepublication expenditures decreased to $11.5 million in the three months ended August 31, 2004, as compared to $12.4 million in the prior fiscal year period, due to lower spending in software titles.  Additions to property, plant and equipment totaled $9.7 million for the current fiscal year quarter, an increase of $1.4 million over the prior fiscal year period.  Royalty advances totaled $7.1 million in the current fiscal year quarter, an increase of $1.0 million over the prior fiscal year period.  Production expenditures totaled $3.4 million in the three months ended August 31, 2004, a decrease of $1.4 million over the prior fiscal year period.

The Company believes its existing cash position, combined with funds generated from operations and available under the Credit Agreement and the Revolver, described in “Financing” below, will be sufficient to finance its ongoing working capital requirements.  The Company anticipates refinancing its debt obligations prior to their respective maturity dates, to the extent not paid through cash flow.

Financing

On March 31, 2004, Scholastic Corporation and Scholastic Inc. entered into an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which replaced a similar loan agreement that was scheduled to expire on August 11, 2004 (the “Loan Agreement”). The Credit Agreement, which expires on March 31, 2009, provides for aggregate borrowings of up to $190.0 million (with a right in certain circumstances to increase borrowings to $250.0 million), including the issuance of up to $10.0 million in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.975% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee and utilization fee (when applicable) as of August 31, 2004 were 0.55% over LIBOR, and 0.15% and 0.10%, respectively. The Credit Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2004 and May 31, 2004, $87.5 million and $12.0 million, respectively, were outstanding under the Credit Agreement at a weighted average interest rate of 2.32% and 1.7%, respectively.  At August 31, 2003, $55.0 million was outstanding under the Loan Agreement at a weighted average interest rate of 1.6%.

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). As amended effective April 30, 2004, the Revolver provides for unsecured revolving credit of up to $40.0 million and expires on March 31, 2009. Interest under this facility is either at the prime rate minus 1% or 0.375% to 1.025% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of August 31, 2004 were 0.60% over LIBOR and 0.15%, respectively. The Revolver contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2004 and 2003 and May 31, 2004, $22.5 million, $6.8 million and $2.2 million, respectively, were outstanding under the Revolver at a weighted average interest rate of 2.19%, 1.8% and 3.0%, respectively.

Unsecured lines of credit available in local currencies to Scholastic Corporation’s international subsidiaries for local working capital needs were equivalent to $62.1 at August 31, 2004, as compared to $58.8 at August 31,2003 and $62.1 at May 31, 2004. There were borrowings outstanding under these lines of credit equivalent to $30.3 at August 31, 2004, as compared to $34.8 at August 31, 2003 and $23.0 at May 31, 2004. These lines of credit are considered short-term in nature. The weighted average interest rates on the outstanding amounts were 5.9% and 6.6% at August 31, 2004 and 2003, respectively, and 5.5% at May 31, 2004.

The Company’s total debt obligations at August 31, 2004 and 2003 were $618.9 million and $701.1 million, respectively, primarily due to the issuance of $175 million of its 5% Notes in April 2003 in anticipation of the repayment at maturity of all $125 million of its 7% Notes in December 2003.  The Company’s total debt obligations at May 31, 2004 were $516.6 million.  For a more complete description of the Company’s debt obligations, see Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements.”

Forward Looking Statements

This Report on Form 10-Q contains forward-looking statements.  These forward-looking statements are subject to various risks and uncertainties, including the conditions of the children’s book and educational materials markets and acceptance of the Company’s products within those markets, and other risks and factors identified in this Report, in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004, and from time to time in the Company’s other filings with the Securities and Exchange Commission (“SEC”).  Actual results could differ materially from those currently anticipated.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed by balancing the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 23% of the Company’s debt at August 31, 2004 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 7% at May 31, 2004 and approximately 21% at August 31, 2003, with the increase from May 31, 2004 due to seasonal borrowings.  The Company is subject to the risk that market interest rates will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of August 31, 2004 (see Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements”):

	Fiscal Year Maturity
($ amounts in millions)	2005	2006	2007	2008	2009		Thereafter	Total
Lines of credit	$30.3	$—	$—	$—	$—		$—	$30.3
Average interest rate	5.93%

Long-term debt including current portion:
Fixed-rate debt	$0.7	$—	$300.0	$—	$—		$175.0	$475.7
Average interest rate	8.43%		5.75%				5.00%

Variable-rate debt	$—	$—	$—	$—	$110.0	(1)	$—	$110.0
Average interest rate					2.30%

(1) Represents amounts drawn on the Credit Agreement and Revolver with credit lines totaling $230.0, which expire in 2009.

Item 4.    Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.  There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION

Item 4.    Submission of Matters to a Vote of Security Holders

On July 20, 2004, the holders of the 1,656,200 shares of the Corporation’s Class A Stock, $.01 par value (comprising all of the outstanding shares of Class A Stock), approved by written consent an action to fix the number of directors constituting the Corporation’s full Board of Directors at eleven.  The Amended and Restated Certificate of Incorporation of Scholastic Corporation provides that the holders of shares of Class A Stock, voting as a class, have the right to fix the size of the Board of Directors so long as it does not consist of less than three nor more than 15 directors.

Item 6.    Exhibits

10	Scholastic Corporation 2004 Class A Stock Incentive Plan (incorporated by reference to Appendix A to Scholastic Corporation’s definitive Proxy Statement as filed with the SEC on August 2, 2004).
31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: October 1, 2004	/s/ Richard Robinson
Richard Robinson
Chairman of the Board,
President, and Chief
Executive Officer

Date: October 1, 2004	/s/ Mary A. Winston
Mary A. Winston
Executive Vice President and

Chief Financial Officer

SCHOLASTIC CORPORATION

CURRENT REPORT ON FORM 10-Q, DATED AUGUST 31, 2004

Exhibits Index

Exhibit Number	Description of Document

10	Scholastic Corporation 2004 Class A Stock Incentive Plan (incorporated by reference to Appendix A to Scholastic Corporation’s definitive Proxy Statement as filed with the SEC on August 2, 2004).

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.