Form 10-Q
period 2004-11-30
SCHOLASTIC CORP
filed 2005-01-10
CIK 866729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004	Commission File No. 000-19860

SCHOLASTIC CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of December 31, 2004

Common Stock, $.01 par value	38,366,514
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

SCHOLASTIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(Amounts in millions, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003

Revenues	$683.3	$699.0	$1,007.0	$1, 174.4

Operating costs and expenses:
Cost of goods sold	301.1	305.5	477.5	586.9
Selling, general and administrative expenses	229.6	237.2	414.7	425.3
Selling, general and administrative expenses – Continuity charges	—	—	3.6	—
Bad debt expense	19.6	28.4	35.8	49.1
Depreciation and amortization	12.6	13.3	26.0	26.3
Special severance charges	—	1.2	—	3.2

Total operating costs and expenses	562.9	585.6	957.6	1,090.8

Operating income	120.4	113.4	49.4	83.6

Interest expense, net	7.7	9.2	14.7	18.1

Earnings before income taxes	112.7	104.2	34.7	65.5

Provision for income taxes	40.0	37.5	12.3	23.6

Net income	$72.7	$66.7	$22.4	$41.9

Earnings per Share of Class A and Common Stock:
Basic	$1.83	$1.70	$0.56	$1.07
Diluted	$1.80	$1.67	$0.56	$1.05

See accompanying notes

SCHOLASTIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share data)

	November 30, 2004	May 31, 2004	November 30, 2003
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27.1	$17.8	$70.3
Accounts receivable, net	321.0	265.7	322.0
Inventories	472.7	402.6	459.0
Deferred promotion costs	40.7	40.6	62.6
Deferred income taxes	74.6	73.4	75.7
Prepaid and other current assets	45.8	42.6	41.7
Total current assets	981.9	842.7	1,031.3

Property, plant and equipment, net	332.4	334.6	336.4
Prepublication costs, net	115.0	116.7	121.6
Installment receivables, net	12.2	13.1	13.5
Production costs, net	8.2	5.5	14.1
Goodwill	251.4	250.3	250.8
Other intangibles, net	78.8	78.9	79.0
Other assets and deferred charges	117.7	114.0	112.2
Total assets	$1,897.6	$1,755.8	$1,958.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and short-term debt	$34.2	$24.1	$160.6
Accounts payable	151.0	150.1	159.8
Accrued royalties	40.4	30.7	58.2
Deferred revenue	57.4	22.7	53.5
Other accrued expenses	137.8	129.8	159.8
Total current liabilities	420.8	357.4	591.9

Noncurrent Liabilities:
Long-term debt	528.5	492.5	479.3
Other noncurrent liabilities	56.1	49.9	66.3
Total noncurrent liabilities	584.6	542.4	545.6

Commitments and Contingencies	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	392.7	388.1	383.3
Deferred compensation	(0.4)	(0.6)	(0.8)
Accumulated other comprehensive loss	(12.5)	(21.5)	(34.6)
Retained earnings	512.0	489.6	473.1
Total stockholders’ equity	892.2	856.0	821.4
Total liabilities and stockholders’ equity	$1,897.6	$1,755.8	$1,958.9

See accompanying notes

SCHOLASTIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(Amounts in millions)

	Six months ended November 30,
	2004	2003
Cash flows provided by operating activities:
Net income	$22.4	$41.9
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	35.8	49.1
Amortization of prepublication and production costs	32.4	33.8
Depreciation and amortization	26.0	26.3
Royalty advances expensed	6.2	13.1
Deferred income taxes	(1.8)	(1.2)
Changes in assets and liabilities:
Accounts receivable	(86.4)	(115.7)
Inventories	(62.7)	(69.5)
Prepaid and other current assets	(1.8)	7.5
Deferred promotion costs	1.1	(9.2)
Accounts payable and other accrued expenses	7.2	39.8
Accrued royalties	9.6	25.8
Deferred revenue	33.4	33.8
Other, net	5.8	(6.6)
Total adjustments	4.8	27.0
Net cash provided by operating activities	27.2	68.9
Cash flows used in investing activities:
Prepublication expenditures	(26.0)	(26.4)
Additions to property, plant and equipment	(21.4)	(19.6)
Royalty advances	(14.0)	(11.4)
Production expenditures	(7.8)	(9.4)
Acquisition-related payments	—	(8.8)
Other	—	4.9
Net cash used in investing activities	(69.2)	(70.7)
Cash flows provided by financing activities:
Borrowings under Credit Agreement, Loan Agreement and Revolver	305.0	352.8
Repayments of Credit Agreement, Loan Agreement and Revolver	(268.2)	(352.8)
Borrowings under lines of credit	115.5	146.7
Repayments of lines of credit	(105.9)	(140.8)
Proceeds pursuant to employee stock plans	4.3	3.5
Other	0.2	3.8
Net cash provided by financing activities	50.9	13.2
Effect of exchange rate changes on cash	0.4	0.3
Net increase in cash and cash equivalents	9.3	11.7
Cash and cash equivalents at beginning of period	17.8	58.6
Cash and cash equivalents at end of period	$27.1	$70.3

See accompanying notes

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(Amounts in millions, except per share data)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements consist of the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned subsidiaries (collectively “Scholastic” or the “Company”).  These financial statements have not been audited, but reflect those adjustments consisting of normal recurring items that management considers necessary for a fair presentation of financial position, results of operations and cash flow.  These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

The Company’s business is closely correlated to the school year.  Consequently, the results of operations for the three and six months ended November 30, 2004 and 2003 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the November 30, 2003 condensed consolidated balance sheet is included for comparative purposes.

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

Stock-Based Compensation

Under the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company applies Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. In accordance with APB No. 25, no compensation expense was recognized with respect to the Company’s stock option plans, as the exercise price of each stock option issued was equal to the market price of the underlying stock on the date of grant and the exercise price and number of shares subject to grant were fixed.  If the Company had elected to recognize compensation expense based on the fair value of the options granted at the date of grant and with respect to shares issuable under the Company’s equity compensation plans as prescribed by SFAS No. 123, net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated in the following table:

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003

Net income – as reported	$72.7	$66.7	$22.4	$41.9
Add: Stock-based employee compensation included in reported net income, net of tax	0.1	0.1	0.2	0.2
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	2.9	3.2	6.0	5.9
Net income – pro forma	$69.9	$63.6	$16.6	$36.2
Earnings per share - as reported:
Basic	$1.83	$1.70	$0.56	$1.07
Diluted	$1.80	$1.67	$0.56	$1.05

Earnings per share – pro forma:
Basic	$1.76	$1.62	$0.42	$0.92
Diluted	$1.73	$1.62	$0.41	$0.92

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, as currently permitted but not required under SFAS No. 123.  SFAS No. 123R is effective for the Company commencing September 1, 2005.  However, retroactive application of the fair value recognition provisions of SFAS No. 123 to either June 1, 2005, the beginning of the fiscal year that includes the effective date of SFAS No. 123R, or to all prior years for which SFAS No. 123 was effective, is permitted, but is not required.  The Company is currently evaluating the impact that the adoption of SFAS No. 123R will have on its financial position, results of operations and cash flows.  The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

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

•    Media, Licensing and Advertising includes the production and/or distribution of software in the United States; the production and/or distribution, primarily by and through the Corporation’s subsidiary, Scholastic Entertainment Inc., of programming and consumer products (including children’s television programming, videos, software, feature films, promotional activities and non-book merchandise); and advertising revenue, including sponsorship programs.

•    International includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

The following table sets forth information for the Company’s segments for the periods indicated.  Certain prior year amounts have been reclassified to conform with the present year presentation.

	Children’s Book Publishing and Distribution	Educational Publishing	Media, Licensing and Advertising	Overhead (1)	Total Domestic	International	Consolidated
Three months ended November 30, 2004

Revenues	$425.0	$94.5	$47.6	$0.0	$567.1	$116.2	$683.3
Bad debt	16.6	0.3	0.3	0.0	17.2	2.4	19.6
Depreciation	3.3	0.8	0.4	6.6	11.1	1.5	12.6
Amortization (2)	4.0	8.6	5.2	0.0	17.8	0.3	18.1
Royalty advances expensed	0.1	0.0	0.1	0.0	0.2	0.3	0.5
Segment profit/(loss) (3)	95.7	20.6	3.2	(18.3)	101.2	19.2	120.4
Expenditures for long-lived assets (4)	14.7	10.2	4.8	5.8	35.5	2.0	37.5
Three months ended November 30, 2003

Revenues	$450.7	$87.3	$46.4	$0.0	$584.4	$114.6	$699.0
Bad debt	25.6	0.4	0.4	0.0	26.4	2.0	28.4
Depreciation	2.8	1.0	0.2	7.5	11.5	1.7	13.2
Amortization (2)	4.5	8.5	4.0	0.0	17.0	0.4	17.4
Royalty advances expensed	5.9	0.5	0.5	0.0	6.9	0.8	7.7
Segment profit/(loss) (3)	93.7	13.3	3.0	(17.9)	92.1	21.3	113.4
Expenditures for long-lived assets (4)	11.3	10.0	7.5	3.7	32.5	2.4	34.9
Six months ended November 30, 2004

Revenues	$546.8	$212.7	$59.5	$0.0	$819.0	$188.0	$1,007.0
Bad debt	30.3	0.6	0.4	0.0	31.3	4.5	35.8
Depreciation	6.7	1.6	0.9	13.7	22.9	3.0	25.9
Amortization (2)	8.2	16.9	6.9	0.0	32.0	0.5	32.5
Royalty advances expensed	4.6	0.3	0.3	0.0	5.2	1.0	6.2
Segment profit/(loss) (3)	30.7	42.8	(3.5)	(36.8)	33.2	16.2	49.4
Segment assets	830.5	321.4	68.2	347.2	1,567.3	330.3	1,897.6
Goodwill	127.9	82.5	10.7	0.0	221.1	30.3	251.4
Expenditures for long-lived assets (4)	31.6	16.9	8.6	8.0	65.1	4.1	69.2
Long-lived assets (5)	316.3	184.1	36.2	235.1	771.7	107.4	879.1
Six months ended November 30, 2003

Revenues	$738.6	$193.1	$62.8	$0.0	$994.5	$179.9	$1,174.4
Bad debt	44.3	0.4	0.6	0.0	45.3	3.8	49.1
Depreciation	5.7	1.6	0.9	14.7	22.9	3.2	26.1
Amortization (2)	8.6	17.2	7.8	0.0	33.6	0.4	34.0
Royalty advances expensed	10.6	0.8	0.6	0.0	12.0	1.1	13.1
Segment profit/(loss) (3)	77.1	28.8	(1.9)	(37.8)	66.2	17.4	83.6
Segment assets	835.4	310.2	81.5	418.4	1,645.5	313.4	1,958.9
Goodwill	129.4	82.4	11.0	0.0	222.8	28.0	250.8
Expenditures for long-lived assets (4)	29.9	16.9	19.2	6.2	72.2	3.4	75.6
Long-lived assets (5)	305.8	189.7	48.2	242.2	785.9	101.0	886.9

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

(3)          Segment profit/(loss) represents earnings (loss) before interest and income taxes.

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

The following table separately sets forth information for the periods indicated for the United States direct-to-home continuity programs, which consist primarily of the business formerly operated by Grolier Incorporated (“Grolier”) and are included in the Children’s Book Publishing and Distribution segment, and for all other businesses included in the segment:

	Three months ended November 30,
	Direct-to-home		All Other		Total
	2004	2003	2004	2003	2004	2003
Revenues	$39.4	$55.1	$385.6	$395.6	$425.0	$450.7
Bad debt	10.7	14.7	5.9	10.9	16.6	25.6
Depreciation	0.2	0.1	3.1	2.7	3.3	2.8
Amortization (1)	0.2	0.3	3.8	4.2	4.0	4.5
Royalty advances expensed	0.4	0.6	(0.3)	5.3	0.1	5.9
Business profit (2)	0.0	0.3	95.7	93.4	95.7	93.7
Expenditures for long-lived assets (3)	1.7	0.8	13.0	10.5	14.7	11.3

	Six months ended November 30,
	Direct-to-home		All Other		Total
	2004	2003	2004	2003	2004	2003
Revenues	$80.6	$105.3	$466.2	$633.3	$546.8	$738.6
Bad debt	20.8	26.6	9.5	17.7	30.3	44.3
Depreciation	0.3	0.2	6.4	5.5	6.7	5.7
Amortization (1)	0.6	0.5	7.6	8.1	8.2	8.6
Royalty advances expensed	0.9	1.1	3.7	9.5	4.6	10.6
Business profit/(loss) (2)	(4.6)	2.0	35.3	75.1	30.7	77.1
Business assets	236.9	268.2	593.6	567.2	830.5	835.4
Goodwill	92.4	92.5	35.5	36.9	127.9	129.4
Expenditures for long-lived assets (3)	4.2	2.2	27.4	27.7	31.6	29.9
Long-lived assets (4)	145.8	142.3	170.5	163.5	316.3	305.8

(1)          Includes amortization of prepublication costs and other intangibles with definite lives.

(2)          Business profit/(loss) represents earnings before interest and income taxes.  For the six months ended November 30, 2004, the Direct-to-home continuity business results include $3.6 recorded as Selling, general and administrative expenses –– Continuity charges.

(3)          Includes expenditures for property, plant and equipment, investments in prepublication costs, royalty advances and acquisitions of businesses.

(4)          Includes property, plant and equipment, prepublication costs, goodwill, other intangibles and royalty advances.

3.     Debt

The following table summarizes debt as of the dates indicated:

	November 30, 2004	May 31, 2004	November 30, 2003

Lines of Credit	$33.6	$23.0	$35.4
Credit Agreement and Revolver	51.1	14.2	—
7% Notes due 2003, net of discount	—	—	125.0
5.75% Notes due 2007, net of premium/discount	304.5	305.5	306.5
5% Notes due 2013, net of discount	172.9	172.8	172.7
Other debt	0.6	1.1	0.3
Total debt	562.7	516.6	639.9
Less lines of credit and short-term debt	(34.2)	(24.1)	(160.6)
Total long-term debt	$528.5	$492.5	$479.3

The following table sets forth the maturities of the carrying values of the Company’s debt obligations as of November 30, 2004 for the remainder of fiscal 2004 and thereafter:

	May 31,

Six-month period ending:	2005	$34.2
Fiscal years ending:	2006	—
	2007	304.5
	2008	—
	2009	51.1
	Thereafter	172.9

	Total debt	$562.7

Lines of Credit

Scholastic Corporation’s international subsidiaries had unsecured lines of credit available in local currencies equivalent to $64.8 at November 30, 2004, as compared to $64.1 at November 30, 2003 and $62.1 at May 31, 2004. There were borrowings outstanding under these lines of credit equivalent to $33.6 at November 30, 2004, as compared to $35.4 at November 30, 2003 and $23.0 at May 31, 2004. These lines of credit are considered short-term in nature. The weighted average interest rates on the outstanding amounts were 5.6% and 5.9% at November 30, 2004 and 2003, respectively, and 5.5% at May 31, 2004.

Credit Agreement

On March 31, 2004, Scholastic Corporation and its principal operating subsidiary, Scholastic Inc., entered into an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which replaced a similar loan agreement that was scheduled to expire on August 11, 2004 (the “Loan Agreement”). The Credit Agreement, which expires on March 31, 2009, provides for aggregate borrowings of up to $190.0 (with a right in certain circumstances to increase borrowings to $250.0), including the issuance of up to $10.0 in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.975% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee (when applicable) as of November 30, 2004 were 0.55% over LIBOR, 0.15% and 0.10%, respectively. The Credit Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At November 30, 2004 and May 31, 2004, $45.0 million and $12.0 million, respectively, were outstanding under the Credit Agreement at a weighted average interest rate of 2.5% and 1.7%, respectively.  There were no borrowings outstanding under the Loan Agreement at November 30, 2003, primarily due to the issuance of the 5% Notes described below.

Revolver

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). As amended effective April 30, 2004, the Revolver provides for unsecured revolving credit of up to $40.0 and expires on March 31, 2009. Interest under this facility is either at the prime rate minus 1% or 0.375% to 1.025% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of November 30, 2004 were 0.60% over LIBOR and 0.15%, respectively. The Revolver contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At November 30, 2004 and May 31, 2004, $6.1 million and $2.2 million, respectively, were outstanding under the Revolver at a weighted average interest rate of 2.4% and 3.0%, respectively. There were no borrowings outstanding under the Revolver at November 30, 2003, primarily due to the issuance of the 5% Notes described below.

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

7% Notes due 2003

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

4.     Comprehensive Income

The following table sets forth comprehensive income for the periods indicated:

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003

Net income	$72.7	$66.7	$22.4	$41.9

Other comprehensive income - foreign currency translation adjustment	9.3	5.1	9.0	3.2

Comprehensive income	$82.0	$71.8	$31.4	$45.1

5.     Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average Shares of Class A Stock and Common Stock outstanding during the period.  Diluted earnings per share is calculated to give effect to potentially dilutive options to purchase Class A Stock and Common Stock issued pursuant to the Company’s stock-based benefit plans that were outstanding during the period.  The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share computations for the periods indicated:

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003

Net income for basic and diluted earnings per share	$72.7	$66.7	$22.4	$41.9

Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings per share	39.7	39.3	39.7	39.3
Dilutive effect of Class A Stock and Common Stock issued pursuant to stock-based benefit plans	0.7	0.7	0.5	0.6

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings per share	40.4	40.0	40.2	39.9

Earnings per share of Class A Stock and Common Stock:

Basic	$1.83	$1.70	$0.56	$1.07
Diluted	$1.80	$1.67	$0.56	$1.05

6.     Goodwill and Other Intangibles

Goodwill and other intangible assets with indefinite lives are reviewed for impairment annually, or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the periods indicated:

	Six months ended November 30, 2004	Twelve months ended May 31, 2004	Six months ended November 30, 2003
Beginning balance	$250.3	$246.0	$246.0
Additions due to acquisitions	—	3.0	3.0
Other adjustments	1.1	1.3	1.8
Total	$251.4	$250.3	$250.8

In the six months ended November 30, 2003, the Company acquired certain assets of Troll Holdings, Inc., formerly a national school-based book club operator and publisher, for $4.0 in cash and the assumption of certain ordinary course liabilities, and the stock of BTBCAT, Inc., which operates Back to Basics Toys, a direct-to-home catalog business specializing in children’s toys, for $4.8 in cash.

The following table summarizes Other intangibles subject to amortization at the dates indicated:

	November 30, 2004	May 31, 2004	November 30, 2003
Customer lists	$2.9	$2.9	$2.9
Accumulated amortization	(2.7)	(2.7)	(2.6)
Net customer lists	0.2	0.2	0.3
Other intangibles	4.0	4.0	4.0
Accumulated amortization	(2.5)	(2.4)	(2.4)
Net other intangibles	1.5	1.6	1.6
Total	$1.7	$1.8	$1.9

Amortization expense for Other intangibles totaled $0.1 for both the three and six months ended November 30, 2004, and $0.1 and $0.2 for the three and six months ended November 30, 2003, respectively.  Amortization expense was $0.3 for the twelve months ended May 31, 2004.  Amortization expense for these assets is currently estimated to total $0.3 for each of the fiscal years ending May 31, 2005 and 2006 and $0.2 for each of the fiscal years ending May 31, 2007 through 2009.  The weighted average amortization periods for these assets by major asset class are two years and 13 years for customer lists and other intangibles, respectively.

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	November 30, 2004	May 31, 2004	November 30, 2003
Net carrying value by major class:
Titles	$31.0	$31.0	$31.0
Licenses	17.2	17.2	17.2
Major sets	11.4	11.4	11.4
Trademarks and Other	17.5	17.5	17.5
Total	$77.1	$77.1	$77.1

7.              Pension and Other Post-Retirement Benefits

The following tables set forth components of the net periodic benefit costs under the Company’s cash balance retirement plan for its United States employees meeting certain eligibility requirements, the defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Inc. located in the United Kingdom (the “U.K. Pension Plan”), the defined benefit pension plan of Grolier Ltd., an indirect subsidiary of Scholastic Inc. located in Canada (collectively, the “Pension Plans”), and the post-retirement benefits provided by the Company to its retired United States-based employees, consisting of certain healthcare and life insurance benefits (the “Post-Retirement Benefits”), for the periods indicated:

	Pension Plans
	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$2.0	$1.8	$3.9	$3.5
Interest cost	2.1	1.9	4.2	3.9
Expected return on assets	(2.4)	(2.0)	(4.8)	(4.0)
Net amortization and deferrals	0.6	0.7	1.2	1.4
Decrease in valuation allowance	0.0	(0.3)	0.0	(0.6)
Net periodic benefit cost	$2.3	$2.1	$4.5	$4.2

	Post-Retirement Benefits
	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.6	0.5	1.1	1.0
Amortization of prior service cost	(0.2)	(0.2)	(0.4)	(0.4)
Recognized gain or loss	0.4	0.5	0.8	1.0
Net periodic benefit cost	$0.9	$0.9	$1.7	$1.8

In fiscal 2005, the Company currently estimates that Scholastic Ltd. will contribute $0.8 to the U.K. Pension Plan and Scholastic Inc. will contribute $2.5 toward the Post-Retirement Benefits.  For the six months ended November 30, 2004, Scholastic Ltd. contributed $0.5 to the U.K. Pension Plan and Scholastic Inc. contributed $1.0 toward the Post-Retirement Benefits.

8.              Special Severance Charges

On May 28, 2003, the Company announced a reduction in its global work force and established liabilities for severance and other related costs with respect to affected employees notified in certain periods.  These charges are reflected in the Company’s income statement as the Special severance charges and totaled $1.2 and $3.2 for the three and six months ended November 30, 2003, respectively, and $10.9 and $3.3 for the twelve months ended May 31, 2003 and 2004, respectively.

A summary of the activity in the related liabilities is detailed in the following table:

Amount
Fiscal 2003 liabilities	$10.9
Fiscal 2003 payments	(1.2)
Balance at May 31, 2003	9.7
Fiscal 2004 additional liabilities	3.3
Fiscal 2004 payments	(10.9)
Balance at May 31, 2004	$2.1
Fiscal 2005 payments	(1.0)
Balance at November 30, 2004	$1.1

The remaining liability of $1.1 is expected to be paid over the current and next fiscal year under salary continuance arrangements with certain affected employees.

9.              Continuity Charges

In the fourth quarter of fiscal 2004, the Company recorded charges of $25.4 related to its continuity business.  During the six months ended November 30, 2004, the Company recorded additional charges of $3.6, relating primarily to severance costs in its continuity business, as Selling, general and administrative expenses.  Substantially all such severance payments are to be made prior to May 31, 2005.  The impact of these charges on earnings per diluted share in the six months ended November 30, 2004 was $0.06.

10.       Contingent Purchase Payment

In fiscal 2002, the Company completed the acquisition of Klutz, a publisher and creator of “books plus” products for children.   In addition to the initial purchase price paid for Klutz of $42.8, the purchase agreement provided for additional payments of up to $31.3 in 2004 and 2005, contingent upon the achievement of certain revenue thresholds.  The Company did not make any such payments in 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Outlook and Overview

Results for the quarter ended November 30, 2004 were consistent with the Company’s goal for fiscal 2005 of achieving higher profits and margins on lower revenues in a year with no new Harry Potter release.

Net income for the quarter ended November 30, 2004 increased 9.0% as compared to the prior fiscal year quarter and operating margin improved to 17.6% in the current fiscal year quarter as compared to 16.2% a year ago, despite a 2.2% decline in revenues.  A revenue decrease in the Children’s Book Publishing and Distribution segment was partially offset by revenue growth in each of the Company’s other segments, led by Educational Publishing.  Operating margins and profits in the quarter improved in each segment other than International, where profits declined modestly.

Key factors in the quarter ended November 30, 2004 included significant growth in revenues and profits in the Educational Publishing segment, led by sales of educational technology products, including Read 180â, the Company’s reading intervention program; lower revenues, higher profits and lower bad debt in the Company’s continuity business, reflecting the Company’s strategy for this business of focusing on its most productive customers; and growth in non-Harry Potter trade revenues, which partially offset an expected decrease in Harry Potter sales.

Results of Operations – Consolidated

Revenues for the quarter ended November 30, 2004 decreased $15.7 million, or 2.2%, to $683.3 million, compared to $699.0 million in the prior fiscal year quarter.  The decrease was principally due to lower revenues from the Children’s Book Publishing and Distribution segment of $25.7 million, partially offset by growth in the Educational Publishing and International segments of $7.2 million and $1.6 million, respectively.  For the six months ended November 30, 2004, revenues decreased $167.4 million, or 14.3%, to $1,007.0 million from $1,174.4 million in the prior fiscal year period. This revenue decrease related primarily to $191.8 million in lower revenues from the Children’s Book Publishing and Distribution segment as compared to the prior fiscal year period, which reflected the release of Harry Potter and the Order of the Phoenix, the fifth book in the series, partially offset by growth in the Educational Publishing and International segments of $19.6 million and $8.1 million, respectively.

Cost of goods sold as a percentage of revenues increased slightly to 44.1% for the quarter ended November 30, 2004, as compared to 43.7% in the prior fiscal year quarter.  For the six-month period ended November 30, 2004, cost of goods sold as a percentage of revenue improved to 47.4%, as compared to 50.0% in the prior fiscal year period, primarily due to higher costs related to the Harry Potter release in the prior fiscal year.

Selling, general and administrative expenses as a percentage of revenues improved slightly to 33.6% for the quarter ended November 30, 2004, as compared to 33.9% in the prior fiscal year quarter.  For the six-month period ended November 30, 2004, Selling, general and administrative expenses included $3.6 million in severance costs and related employee expenses (the “Continuity Charges”) recorded in connection with the changes to the continuity business announced in fiscal 2004.  As a percentage of revenues, Selling, general and administrative expenses for the six-month period ended November 30, 2004 increased to 41.5% from 36.2% in the prior fiscal year period, primarily due to lower Harry Potter revenues in the current fiscal year period without a corresponding decrease in expenses.

Bad debt expense decreased to $19.6 million, or 2.9% of revenues, for the quarter ended November 30, 2004, compared to $28.4 million, or 4.1% of revenues, in the prior fiscal year period.  For the six-month period ended November 30, 2004, bad debt expense decreased to $35.8 million, or 3.6% of revenues, compared to $49.1 million, or 4.2% of revenues, in the prior fiscal year period.  The decreases in the three- and six-month periods were due to lower bad debt in the Company’s continuity business.

In connection with the Company’s May 2003 announcement of a reduction in its global work force, Special severance charges of $1.2 million and $3.2 million were recorded in the three- and six-month periods ended November 30, 2003, respectively, for employees notified in those periods.

The resulting operating income for the quarter ended November 30, 2004 increased by $7.0 million to $120.4 million, or 17.6% of revenues, compared to $113.4 million, or 16.2 % of revenues, in the prior fiscal year quarter.  For the six months ended November 30, 2004, the resulting operating income decreased to $49.4 million, or 4.9% of revenues, compared to $83.6 million, or 7.1% of revenues, in the prior fiscal year period.

Net interest expense decreased $1.5 million to $7.7 million in the quarter ended November 30, 2004, compared to $9.2 million in the prior fiscal year quarter.  For the six-month period ended November 30, 2004, net interest expense decreased $3.4 million to $14.7 million as compared to $18.1 million in the prior fiscal year period.  The decreases in the three- and six-month periods were primarily due to lower debt levels.

Net income was $72.7 million, or $1.80 per diluted share, for the quarter ended November 30, 2004, compared to net income of $66.7 million, or $1.67 per diluted share, in the prior fiscal year quarter.  For the six months ended November 30, 2004, net income was $22.4 million, or $0.56 per diluted share, compared to net income of $41.9 million, or $1.05 per diluted share, in the prior fiscal year period.

Results of Operations - Segments

Children’s Book Publishing and Distribution

The Company’s Children’s Book Publishing and Distribution segment includes the publication and distribution of children’s books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.

	Three months ended November 30,		Six months ended November 30,
($ amounts in millions)	2004	2003	2004		2003

Revenue	$425.0	$450.7	$546.8		$738.6
Operating profit	95.7	93.7	30.7	*	77.1
Operating margin	22.5%	20.8%	5.6%		10.4%

*     includes $3.6 million of Continuity Charges

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended November 30, 2004 decreased  $25.7 million, or 5.7%, to $425.0 million, compared to $450.7 million in the prior fiscal year quarter, principally due to a revenue decrease in the Company’s continuity business of $21.2 million, or 27.4%, from the prior fiscal year quarter as a result of the Company’s strategy of focusing on its more productive continuity customers.  School-based book club revenues were affected by a late school start and declined $5.5 million.  Revenues from the Company’s trade business declined $4.1 million, with an increase in non-Harry Potter revenues of approximately $6 million offset by lower Harry Potter revenues of approximately $10 million. Revenues for the Company’s school-based book fairs business increased $5.1 million due primarily to an increase in revenue per fair. Excluding the direct-to-home continuity business described in the table below, segment revenues for the quarter ended November 30, 2004 decreased $10.0 million to $385.6 million, as compared to $395.6 million in the prior fiscal year quarter.

Segment operating profit for the quarter ended November 30, 2004 increased $2.0 million, or 2.1%, to $95.7 million, compared to $93.7 million in the prior fiscal year quarter. This increase was due to higher operating profits in the Company’s school-based book club, continuity and trade businesses of $1.5 million, $1.4 million and $1.3 million, respectively, partially offset by an operating profit decrease in school-based book fairs of $2.2 million.  The increase in operating profit for the Company’s continuity business was due to lower promotional costs of approximately $9 million and lower bad debt expense of approximately $8 million, largely offset by decreased revenues, consistent with the Company’s previously announced plan for this business. Excluding the direct-to-home continuity business described in the table below, segment operating profit for the quarter ended November 30, 2004 increased $2.3 million to $95.7 million, as compared to $93.4 million in the prior fiscal year quarter.

Revenues for the six months ended November 30, 2004 decreased $191.8 million, or 26.0%, to $546.8 million, compared to $738.6 million in the prior fiscal year period. This decrease primarily related to lower revenues from the Company’s trade business of $161.8 million due to lower Harry Potter revenues of approximately $170 million, partially offset by increased non-Harry Potter revenues of approximately $10 million. Continuity business revenues decreased $30.2 million to $111.5 million, as compared to $141.8 million in the prior fiscal year period, which was consistent with the previously announced plan for this business. Excluding the direct-to-home continuity business described in the table below, segment revenues for the six months ended November 30, 2004 decreased $167.1 million to $466.2 million, as compared to $633.3 million in the prior fiscal year period.

Segment operating profit for the six months ended November 30, 2004 decreased $46.4 million, or 60.2%, to $30.7 million, compared to $77.1 million in the prior fiscal year period.  The decrease was primarily due to lower operating results for the Company’s trade business of approximately $42 million, resulting primarily from lower Harry Potter revenues. Operating results for the Company’s continuity business, which includes $3.6 million in Continuity Charges, decreased $1.2 million. Excluding the direct-to-home continuity business described in the table below, segment operating profit for the six months ended November 30, 2004 decreased $39.8 million to $35.3 million, as compared to $75.1 million in the prior fiscal year period.

The following table highlights the results of the direct-to-home continuity programs, which consist primarily of the business formerly operated by Grolier Incorporated (“Grolier”) and are included in the Children’s Book Publishing and Distribution segment.

	Three months ended November 30,				Six months ended November 30,
($ amounts in millions)	2004		2003		2004		2003

Revenue	$39.4		$55.1		$80.6		$105.3
Operating profit (loss)	0.0		0.3		(4.6	)*	2.0
Operating margin		**		**		**	1.9%

*            includes $3.6 million of Continuity Charges

**     not meaningful

Educational Publishing

The Company’s Educational Publishing segment includes the publication and distribution to schools and libraries of educational technology, curriculum materials, children’s books, classroom magazines and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States.

	Three months ended November 30,		Six months ended November 30,
($ amounts in millions)	2004	2003	2004	2003

Revenue	$94.5	$87.3	$212.7	$193.1
Operating profit	20.6	13.3	42.8	28.8
Operating margin	21.8%	15.2%	20.1%	14.9%

Revenues in the Educational Publishing segment for the quarter ended November 30, 2004 increased $7.2 million, or 8.2%, to $94.5 million, compared to $87.3 million in the prior fiscal year quarter.  This increase was primarily due to $5.2 million of higher revenues from the technology-based Read 180® reading intervention program.  Segment revenues for the six months ended November 30, 2004 increased $19.6 million, or 10.2%, to $212.7 million, compared to $193.1 million in the prior fiscal year period, primarily due to a $20.0 million increase in Read 180® revenues.

Segment operating profit for the quarter ended November 30, 2004 increased $7.3 million, or 54.9%, to $20.6 million, as compared to $13.3 million in the prior fiscal year quarter.  Segment operating profit for the six months ended November 30, 2004 increased $14.0 million, or 48.6%, to $42.8 million, compared to $28.8 million in the prior fiscal year period.  The operating profit improvements for the three- and six-month periods were primarily due to increased Read 180® revenues.

Media, Licensing and Advertising

The Company’s Media, Licensing and Advertising segment includes the production and/or distribution of software in the United States; the production and/or distribution, primarily by and through the Corporation’s subsidiary, Scholastic Entertainment Inc., of programming and consumer products (including children’s television programming, videos, software, feature films, promotional activities and non-book merchandise); and advertising revenue, including sponsorship programs.

	Three months ended November 30,		Six months ended November 30,
($ amounts in millions)	2004	2003	2004		2003

Revenue	$47.6	$46.4	$59.5		$62.8
Operating profit (loss)	3.2	3.0	(3.5)		(1.9)
Operating margin	6.7%	6.5%		*		*

*            not meaningful

Revenues in the Media, Licensing and Advertising segment for the quarter ended November 30, 2004 increased $1.2 million, or 2.6%, to $47.6 million, compared to $46.4 million in the prior fiscal year quarter.  Segment revenues for the six months ended November 30, 2004 decreased $3.3 million, or 5.3%, to $59.5 million, compared to $62.8 million in the prior fiscal year period, primarily due to lower programming revenues and product licensing fees of $4.0 million.

Segment operating profit for the quarter ended November 30, 2004 increased slightly to $3.2 million.  Segment operating loss for the six months ended November 30, 2004 increased $1.6 million compared to the prior fiscal year period, primarily due to decreased revenues.

International

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

	Three months ended November 30,		Six months ended November 30,
($ amounts in millions)	2004	2003	2004	2003

Revenue	$116.2	$114.6	$188.0	$179.9
Operating profit	19.2	21.3	16.2	17.4
Operating margin	16.5%	18.6%	8.6%	9.7%

Revenues in the International segment for the quarter ended November 30, 2004 increased $1.6 million, or 1.4%, to $116.2 million, compared to $114.6 million in the prior fiscal year quarter.  This increase was primarily due to the favorable impact of foreign currency exchange rates of $7.0 million, partially offset by lower revenues in the export business of $5.3 million, principally due to a high level of Department of Defense orders for educational materials in the prior fiscal year quarter.  Segment revenues for the six months ended November 30, 2004 increased $8.1 million, or 4.5%, to $188.0 million, as compared to $179.9 million in the prior fiscal year period. This increase was primarily due to the favorable impact of foreign currency exchange rates of $11.6 million and local currency revenue growth in Australia equivalent to $3.1 million, partially offset by lower revenues in the export business of $7.3 million.

Segment operating profit for the quarter ended November 30, 2004 decreased $2.1 million, or 9.9%, to $19.2 million, as compared to $21.3 million in the prior fiscal year quarter. This decrease was primarily due to lower operating profit in the export business of $3.8 million and a local currency operating profit decrease in Canada equivalent to $1.3 million.  These decreases were partially offset by the favorable impact of foreign currency exchange rates of $1.5 million.  Segment operating profit for the six months ended November 30, 2004 decreased $1.2 million, or 6.9%, to $16.2 million, compared to $17.4 million in the prior fiscal year period.  This decrease was primarily due to lower operating profits in the export business of $4.3 million, partially offset by an increase in local currency operating profit in the Australian business equivalent to $1.9 million and the favorable impact of foreign currency exchange rates of $1.6 million.

Seasonality

The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis.  Therefore, the Company’s business is highly seasonal.  As a consequence, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters.  Typically, school-based book club and book fair revenues are greatest in the second quarter of the fiscal year, while revenues from the sale of instructional materials are highest in the first quarter.  The Company experiences a substantial loss from operations in the first quarter of each fiscal year.

In the June through October time period, the Company experiences negative cash flow due to the seasonality of its business.  As a result of the Company’s business cycle, seasonal borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $27.1 million at November 30, 2004, compared to $70.3 million at November 30, 2003 and $17.8 million at May 31, 2004.

Cash flow provided by operations was $27.2 million for the six-month period ended November 30, 2004, compared to $68.9 million in the prior fiscal year period.  This decrease resulted principally from lower Net income and decreases in changes to Accounts payable and other accrued expenses, Accounts receivable (net of Provision for losses on accounts receivable), and Accrued royalties, primarily related to the lower level of trade revenues in the current fiscal year period as compared to the prior fiscal year period.

Cash outflow for investing activities was $69.2 million for the six-month period ended November 30, 2004, compared to $70.7 million in the prior fiscal year period.

The Company believes its existing cash position, combined with funds generated from operations and available under the Credit Agreement and the Revolver, described in “Financing” below, will be sufficient to finance its ongoing working capital requirements.  The Company anticipates refinancing its debt obligations prior to their respective maturity dates, to the extent not paid through cash flow

Financing

On March 31, 2004, Scholastic Corporation and Scholastic Inc. entered into an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which replaced a similar loan agreement that was scheduled to expire on August 11, 2004 (the “Loan Agreement”). The Credit Agreement, which expires on March 31, 2009, provides for aggregate borrowings of up to $190.0 million (with a right in certain circumstances to increase borrowings to $250.0 million), including the issuance of up to $10.0 million in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.975% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee (when applicable) as of November 30, 2004 were 0.55% over LIBOR, and 0.15% and 0.10%, respectively. The Credit Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At November 30, 2004 and May 31, 2004, $45.0 million and $12.0 million, respectively, were outstanding under the Credit Agreement at a weighted average interest rate of 2.5% and 1.7%, respectively.  At November 30, 2003, there were no borrowings outstanding under the Loan Agreement, primarily due to the issuance by Scholastic Corporation on April 4, 2003 of $175 million of 5% Notes, due April 15, 2013 (the “5% Notes”).

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”).  As amended effective April 30, 2004, the Revolver provides for unsecured revolving credit of up to $40.0 million and expires on March 31, 2009. Interest under this facility is either at the prime rate minus 1%, or 0.325% to 1.025% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of November 30, 2004 were 0.60% over LIBOR and 0.15%, respectively. The Revolver contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At November 30, 2004 and May 31, 2004, $6.1 million and $2.2 million, respectively, were outstanding under the Revolver at a weighted average interest rate of 2.4% and 3.0%, respectively. There were no borrowings outstanding under the Revolver at November 30, 2003, primarily due to the issuance of the 5% Notes.

Unsecured lines of credit available in local currencies to Scholastic Corporation’s international subsidiaries for local working capital needs were equivalent to $64.8 million at November 30, 2004, as compared to $64.1 million at November 30, 2003 and $62.1 million at May 31, 2004. There were borrowings outstanding under these lines of credit equivalent to $33.6 million at November 30, 2004, as compared to $35.4 million at November 30, 2003 and $23.0 million at May 31, 2004. These lines of credit are considered short-term in nature. The weighted average interest rates on the outstanding amounts were 5.6% and 5.9% at November 30, 2004 and 2003, respectively, and 5.5% at May 31, 2004.

The Company’s total debt obligations at November 30, 2004 and 2003 were $562.7 million and $639.9 million, respectively, primarily due to the issuance of the 5% Notes in April 2003 in anticipation of the repayment at maturity of all $125 million of its 7% Notes (the “7% Notes”) on December 15, 2003.  The Company’s total debt obligations at May 31, 2004 were $516.6 million.  For a more complete description of the Company’s debt obligations, see Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements.”

Forward Looking Statements

This Report on Form 10-Q contains forward-looking statements.  These forward-looking statements are subject to various risks and uncertainties, including the condition of the children’s book and educational materials markets and acceptance of the Company’s products within those markets, and other risks and factors identified in this Report, in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004, and from time to time in the Company’s other filings with the Securities and Exchange Commission (“SEC”).  Actual results could differ materially from those currently anticipated.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed by balancing the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures.  Approximately 15% of the Company’s debt at November 30, 2004 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 7% at May 31, 2004 and approximately 6% at November 30, 2003, with the increase from May 31, 2004 due to seasonal borrowings and the lower level at November 30, 2003 due to the issuance of the 5% Notes in anticipation of the repayment of the 7% Notes in December 2003.  The Company is subject to the risk that market interest rates will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of November 30, 2004 (see Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements”):

	Fiscal Year Maturity
($ amounts in millions)	2005	2006	2007	2008	2009		Thereafter	Total
Lines of credit	$33.6	$—	$—	$—	$—		$—	$33.6
Average interest rate	5.58%

Long-term debt including current portion:
Fixed-rate debt	$0.6	$—	$300.0		$—		$175.0	$475.6
Average interest rate	10.11%		5.75%				5.0%

Variable-rate debt		$—	$—	$—	$51.1	(1)	$—	$51.1
Average interest rate		—			2.51%

(1)                    Represents amounts drawn on the Credit Agreement and Revolver with credit lines totaling $230.0 million, which expire in 2009.

Item 4.           Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Scholastic Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.  There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended November 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION

Item 4.           Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Scholastic Corporation was held on September 21, 2004 (the “Annual Meeting”).  The following sets forth the results of the proposals presented at the Annual Meeting and voted upon by the stockholders of the Corporation entitled to vote thereon:

Holders of the 1,656,200 shares of the Corporation’s Class A Stock (comprising all of the outstanding shares of Class A Stock) voted in favor of the approval of the Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”).

Holders of the 1,656,200 outstanding shares of Class A Stock voted in favor of electing each of Rebeca M. Barrera, Ramon Cortines, Charles T. Harris III, Andrew S. Hedden, Mae C. Jemison, Augustus K. Oliver, Richard Robinson and Richard M. Spaulding as directors to serve until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

Holders of the Corporation’s Common Stock elected the following three nominees as directors to serve until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.  Votes cast by holders of the Common Stock were:

Nominee	For	Withheld

John L. Davies	30,636,796	3,508,573

Peter Mayer	32,561,022	1,584,347

John G. McDonald	31,664,108	2,481,261

Item 5.           Other Information

At the Annual Meeting, the holders of the Class A Stock approved the Class A Plan.  For a description of the Class A Plan, see the Corporation’s definitive Proxy Statement in connection with the Annual Meeting, as filed with the SEC on August 2, 2004.  For a copy of the Class A Plan, see Exhibit 10 to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 31, 2004, as filed with the SEC on October 1, 2004.

Item 6.           Exhibits

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

SCHOLASTIC CORPORATION
(Registrant)

Date: January 7, 2005	/s/ Richard Robinson
Richard Robinson
Chairman of the Board,
President, and Chief
Executive Officer

Date: January 7, 2005	s/ Mary A. Winston
Mary A. Winston
Executive Vice President and

Chief Financial Officer

QUARTERLY REPORT ON FORM 10-Q, DATED NOVEMBER 30, 2004

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