Form 10-Q
period 2005-02-28
SCHOLASTIC CORP
filed 2005-04-08
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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
Yes X  No _

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X  No _

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of March 31, 2005

Common Stock, $.01 par value	38,632,404
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005 INDEX

Part I - Financial Information		Page

Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations - Unaudited for the
	Three and Nine Months Ended February 28, 2005 and February 29, 2004	1

	Condensed Consolidated Balance Sheets - February 28, 2005 and
	February 29, 2004 – Unaudited; and May 31, 2004	2

	Consolidated Statements of Cash Flows - Unaudited for the Nine Months
	Ended February 28, 2005 and February 29, 2004	3

	Notes to Condensed Consolidated Financial Statements - Unaudited	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	25

Part II – Other Information

Item 6.	Exhibits	26

Signatures		27

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Amounts in millions, except per share data)

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,

	2005	2004	2005	2004

Revenues	$480.8	$472.0	$1,487.8	$1,646.4

Operating costs and expenses:
Cost of goods sold	233.9	229.7	711.4	816.6
Selling, general and administrative expenses	213.1	214.1	627.8	639.4
Selling, general and administrative expenses -
Continuity charges	-	-	3.6	-
Bad debt expense	14.9	17.0	50.7	66.1
Depreciation and amortization	13.1	13.5	39.1	39.8
Special severance charges	-	-	-	3.2

Total operating costs and expenses	475.0	474.3	1,432.6	1,565.1

Operating income (loss)	5.8	(2.3)	55.2	81.3

Interest expense, net	6.9	7.1	21.6	25.2

Earnings (loss) before income taxes	(1.1)	(9.4)	33.6	56.1

Provision (benefit) for income taxes	(0.4)	(3.4)	11.9	20.2

Net income (loss)	$(0.7)	$(6.0)	$21.7	$35.9

Earnings (loss) per Share of Class A and
Common Stock:
Basic	$(0.02)	$(0.15)	$0.55	$0.91
Diluted	$(0.02)	$(0.15)	$0.54	$0.90

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in millions, except per share data)

	February 28, 2005	May 31, 2004	February 29, 2004

	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22.1	$17.8	$20.9
Accounts receivable, net	249.1	265.7	261.4
Inventories	468.0	402.6	484.0
Deferred promotion costs	42.7	40.6	62.8
Deferred income taxes	75.9	73.4	74.7
Prepaid and other current assets	48.0	42.6	45.5

Total current assets	905.8	842.7	949.3

Property, plant and equipment, net	328.5	334.6	333.5
Prepublication costs, net	115.5	116.7	119.7
Installment receivables, net	10.2	13.1	12.4
Production costs, net	9.9	5.5	5.2
Goodwill	251.5	250.3	252.3
Other intangibles, net	78.7	78.9	79.0
Other assets and deferred charges	125.5	121.7	123.4

Total assets	$1,825.6	$1,763.5	$1,874.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and short-term debt	$21.3	$24.1	$95.8
Accounts payable	127.6	150.1	180.0
Accrued royalties	57.1	38.4	74.0
Deferred revenue	43.4	22.7	35.4
Other accrued expenses	128.4	129.8	123.7

Total current liabilities	377.8	365.1	508.9

Noncurrent Liabilities:
Long-term debt	489.0	492.5	478.7
Other noncurrent liabilities	58.2	49.9	67.2

Total noncurrent liabilities	547.2	542.4	545.9

Commitments and Contingencies	-	-	-

Stockholders’ Equity:
Preferred Stock, $1.00 par value	-	-	-
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	405.3	388.1	386.0
Deferred compensation	(1.5)	(0.6)	(0.7)
Accumulated other comprehensive loss	(14.9)	(21.5)	(32.8)
Retained earnings	511.3	489.6	467.1

Total stockholders’ equity	900.6	856.0	820.0

Total liabilities and stockholders’ equity	$1,825.6	$1,763.5	$1,874.8

See accompanying notes

SCHOLASTIC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Amounts in millions)

	Nine months ended
	February 28,	February 29,

	2005	2004

Cash flows provided by operating activities:
Net income	$21.7	$35.9
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	50.7	66.1
Amortization of prepublication and production costs	49.3	60.2
Depreciation and amortization	39.1	39.8
Royalty advances expensed	21.3	15.5
Deferred income taxes	(3.3)	(0.1)
Changes in assets and liabilities:
Accounts receivable, net	(27.1)	(68.5)
Inventories	(56.9)	(95.8)
Prepaid and other current assets	(4.0)	3.0
Deferred promotion costs	(0.9)	(7.9)
Accounts payable and other accrued expenses	(26.2)	23.8
Accrued royalties and deferred revenue	37.8	56.9
Income tax benefit realized from stock option exercises	1.5	0.4
Other, net	2.0	(10.9)

Total adjustments	83.3	82.5

Net cash provided by operating activities	105.0	118.4
Cash flows used in investing activities:
Prepublication expenditures	(40.9)	(38.9)
Additions to property, plant and equipment	(31.4)	(26.5)
Royalty advances	(24.7)	(18.4)
Production expenditures	(12.8)	(12.6)
Acquisition-related payments	-	(8.8)
Other	-	(0.5)

Net cash used in investing activities	(109.8)	(105.7)
Cash flows provided by (used in) financing activities:
Borrowings under Credit Agreement, Loan Agreement and Revolver	342.4	452.5
Repayments of Credit Agreement, Loan Agreement and Revolver	(344.6)	(383.8)
Borrowings under lines of credit	169.0	204.2
Repayments of lines of credit	(172.4)	(208.8)
Repayment of 7% Notes	-	(125.0)
Proceeds pursuant to employee stock plans	14.2	6.1
Proceeds from swap termination	-	3.8

Net cash provided by (used in) financing activities	8.6	(51.0)

Effect of exchange rate changes on cash	0.5	0.6

Net increase (decrease) in cash and cash equivalents	4.3	(37.7)
Cash and cash equivalents at beginning of period	17.8	58.6

Cash and cash equivalents at end of period	$22.1	$20.9

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

The Company’s business is closely correlated to the school year. Consequently, the results of operations for the three and nine months ended February 28, 2005 and February 29, 2004 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the February 29, 2004 condensed consolidated balance sheet is included for comparative purposes.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Amounts in millions, except per share data)

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,

	2005	2004	2005	2004

Net income (loss) – as reported	$(0.7)	$(6.0)	$21.7	$35.9
Add: Stock-based employee compensation
included in reported net income, net of tax	0.1	0.1	0.2	0.3
Deduct: Total stock-based employee
compensation expense determined under
fair value based method, net of tax	(3.0)	(2.7)	(9.1)	(9.2)

Net income (loss) – pro forma	$(3.6)	$(8.6)	$12.8	$27.0

Earnings (loss) per share – as reported:
Basic	$(0.02)	$(0.15)	$0.55	$0.91
Diluted	$(0.02)	$(0.15)	$0.54	$0.90

Earnings (loss) per share – pro forma:
Basic	$(0.09)	$(0.22)	$0.32	$0.69
Diluted	$(0.09)	$(0.22)	$0.32	$0.68

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

	Children’s		Media,
	Book		Licensing
	Publishing and	Educational	and		Total
	Distribution	Publishing	Advertising	Overhead (1)	Domestic	International	Consolidated

Three months ended February 28, 2005

Revenues	$272.3	$79.3	$37.2	$0.0	$388.8	$92.0	$480.8
Bad debt	11.8	0.6	0.1	0.0	12.5	2.4	14.9
Depreciation	4.1	0.8	0.3	6.1	11.3	1.7	13.0
Amortization (2)	4.5	8.2	4.2	0.0	16.9	0.1	17.0
Royalty advances
expensed	6.3	0.6	(0.2)	0.0	6.7	0.7	7.4
Segment profit (loss) (3)	16.5	4.0	1.3	(19.4)	2.4	3.4	5.8
Expenditures for
long-lived assets (4)	18.3	11.0	5.6	5.0	39.9	0.7	40.6

Three months ended February 29, 2004

Revenues	$271.5	$69.4	$43.5	$0.0	$384.4	$87.6	$472.0
Bad debt	14.5	0.2	0.2	0.0	14.9	2.1	17.0
Depreciation	4.2	0.8	0.4	6.3	11.7	1.7	13.4
Amortization (2)	4.6	8.7	13.0	0.0	26.3	0.2	26.5
Royalty advances
expensed	5.1	0.1	0.0	0.0	5.2	0.8	6.0
Segment profit (loss) (3)	10.6	3.2	0.3	(17.2)	(3.1)	0.8	(2.3)
Expenditures for
long-lived assets (4)	11.9	8.4	3.2	4.2	27.7	1.9	29.6

Nine months ended February 28, 2005

Revenues	$819.1	$292.0	$96.7	$0.0	$1,207.8	$280.0	$1,487.8
Bad debt	42.1	1.2	0.5	0.0	43.8	6.9	50.7
Depreciation	10.8	2.4	1.2	19.8	34.2	4.7	38.9
Amortization (2)	12.7	25.1	11.1	0.0	48.9	0.6	49.5
Royalty advances
expensed	18.6	0.9	0.1	0.0	19.6	1.7	21.3
Segment profit (loss) (3)	47.2	46.8	(2.2)	(56.2)	35.6	19.6	55.2
Segment assets	796.6	304.3	63.7	347.7	1,512.3	313.3	1,825.6
Goodwill	127.9	82.5	10.7	0.0	221.1	30.4	251.5
Expenditures for
long-lived assets (4)	49.9	27.9	14.2	13.0	105.0	4.8	109.8
Long-lived assets (5)	320.5	185.5	37.4	232.1	775.5	105.4	880.9

Nine months ended February 29, 2004

Revenues	$1,010.1	$262.5	$106.3	$0.0	$1,378.9	$267.5	$1,646.4
Bad debt	58.8	0.6	0.8	0.0	60.2	5.9	66.1
Depreciation	9.9	2.4	1.4	21.0	34.7	4.9	39.6
Amortization (2)	13.2	25.9	20.7	0.0	59.8	0.6	60.4
Royalty advances
expensed	12.1	0.9	0.6	0.0	13.6	1.9	15.5
Segment profit (loss) (3)	87.7	32.0	(1.6)	(55.0)	63.1	18.2	81.3
Segment assets	828.1	298.2	65.1	369.0	1,560.4	314.4	1,874.8
Goodwill	129.4	82.5	11.0	0.0	222.9	29.4	252.3
Expenditures for
long-lived assets (4)	41.8	25.3	22.4	10.4	99.9	5.3	105.2
Long-lived assets (5)	310.6	189.2	34.6	237.9	772.3	105.1	877.4

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Amounts in millions, except per share data)

(1)	Overhead includes all domestic corporate amounts not allocated to reportable segments, which includes unallocated expenses and costs related to the management of corporate assets. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company’s headquarters in the metropolitan New York area, fulfillment and distribution facilities located in Missouri and Arkansas, and an industrial/office building complex in Connecticut.

(2)	Includes amortization of prepublication costs, production costs and other intangibles with definite lives.

(3)	Segment profit (loss) represents earnings before interest and income taxes.

(4)	Includes expenditures for property, plant and equipment, investments in prepublication and production costs, royalty advances and acquisitions of, and investments in, businesses.

(5)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles, royalty advances, production costs and long-term investments.

The following table separately sets forth information for the periods indicated for the United States direct-to-home continuity programs, which consist primarily of the business formerly operated by Grolier Incorporated (“Grolier”) and are included in the Children’s Book Publishing and Distribution segment, and for all other businesses included in that segment:

	Three months ended February 28, 2005 and February 29, 2004

	Direct-to-home		All Other		Total

	2005	2004	2005	2004	2005	2004

Revenues	$32.8	$45.5	$239.5	$226.0	$272.3	$271.5
Bad debt	7.2	9.9	4.6	4.6	11.8	14.5
Depreciation	0.1	0.1	4.0	4.1	4.1	4.2
Amortization (1)	0.3	0.5	4.2	4.1	4.5	4.6
Royalty advances expensed	1.2	1.4	5.1	3.7	6.3	5.1
Business profit (2)	0.4	0.2	16.1	10.4	16.5	10.6
Expenditures for long-lived assets (3)	2.2	1.7	16.1	10.2	18.3	11.9

	Nine months ended February 28, 2005 and February 29, 2004

	Direct-to-home		All Other		Total

	2005	2004	2005	2004	2005	2004

Revenues	$113.4	$150.8	$705.7	$859.3	$819.1	$1,010.1
Bad debt	28.0	36.5	14.1	22.3	42.1	58.8
Depreciation	0.4	0.3	10.4	9.6	10.8	9.9
Amortization (1)	0.9	1.0	11.8	12.2	12.7	13.2
Royalty advances expensed	2.1	2.5	16.5	9.6	18.6	12.1
Business profit (loss) (2)	(4.2)	2.2	51.4	85.5	47.2	87.7
Business assets	232.9	275.3	563.7	552.8	796.6	828.1
Goodwill	92.4	92.5	35.5	36.9	127.9	129.4
Expenditures for long-lived assets (3)	6.4	3.9	43.5	37.9	49.9	41.8
Long-lived assets (4)	145.7	143.9	174.8	166.7	320.5	310.6

(1)	Includes amortization of prepublication costs and other intangibles with definite lives.

(2)	Business profit (loss) represents earnings before interest and income taxes. For the nine months ended February 28, 2005, the Direct-to-home continuity business results include $3.6 recorded as Selling, general and administrative expenses – Continuity charges.

(3)	Includes expenditures for property, plant and equipment, investments in prepublication costs, royalty advances and acquisitions of businesses.

(4)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles and royalty advances.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Amounts in millions, except per share data)

3.   Debt

The following table summarizes debt as of the dates indicated:

	February 28, 2005	May 31, 2004	February 29, 2004

Lines of Credit	$20.8	$23.0	$26.8
Credit Agreement, Loan Agreement and Revolver	12.0	14.2	68.7
5.75% Notes due 2007, net of premium/discount	304.0	305.5	305.9
5% Notes due 2013, net of discount	173.0	172.8	172.8
Other debt	0.5	1.1	0.3

Total debt	510.3	516.6	574.5
Less lines of credit and short-term debt	(21.3)	(24.1)	(95.8)

Total long-term debt	$489.0	$492.5	$478.7

The following table sets forth the maturities of the carrying values of the Company’s debt obligations as of February 28, 2005 for the remainder of fiscal 2005 and thereafter:

	May 31,

Three-month period ending:	2005	$21.3
Fiscal years ending:	2006	-
	2007	304.0
	2008	-
	2009	12.0
	Thereafter	173.0

	Total debt	$510.3

Lines of Credit

Scholastic Corporation’s international subsidiaries had unsecured lines of credit available in local currencies equivalent to $64.6 at February 28, 2005, as compared to $66.8 at February 29, 2004 and $62.1 at May 31, 2004. There were borrowings outstanding under these lines of credit equivalent to $20.8 at February 28, 2005, as compared to $26.8 at February 29, 2004 and $23.0 at May 31, 2004. These lines of credit are considered short-term in nature. The weighted average interest rates on the outstanding amounts were 6.1% at both February 28, 2005 and February 29, 2004 and 5.5% at May 31, 2004.

Credit Agreement

On March 31, 2004, Scholastic Corporation and its principal operating subsidiary, Scholastic Inc., entered into an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which replaced a similar loan agreement that was scheduled to expire on August 11, 2004 (the “Loan Agreement”). The Credit Agreement, which expires on March 31, 2009, provides for aggregate borrowings of up to $190.0 (with a right in certain circumstances to increase borrowings to $250.0), including the issuance of up to $10.0 in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.975% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Amounts in millions, except per share data)

exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee (when applicable) as of February 28, 2005 were 0.55% over LIBOR, 0.15% and 0.10%, respectively. The Credit Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At both February 28, 2005 and May 31, 2004, $12.0 was outstanding under the Credit Agreement at a weighted average interest rate of 3.1% and 1.7%, respectively. At February 29, 2004, $45.0 was outstanding under the Loan Agreement at a weighted average interest rate of 1.5% .

Revolver

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). As amended effective April 30, 2004, the Revolver provides for unsecured revolving credit of up to $40.0 and expires on March 31, 2009. Interest under this facility is either at the prime rate minus 1%, or 0.375% to 1.025% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% . The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of February 28, 2005 were 0.60% over LIBOR and 0.15%, respectively. The Revolver contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. There were no borrowings outstanding under the Revolver at February 28, 2005. At February 29, 2004 and May 31, 2004, $23.7 and $2.2, respectively, were outstanding under the Revolver at a weighted average interest rate of 1.7% and 3.0%, respectively.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Amounts in millions, except per share data)

4.   Comprehensive Income (Loss)

The following table sets forth comprehensive income (loss) for the periods indicated:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,

	2005	2004	2005	2004

Net income (loss)	$(0.7)	$(6.0)	$21.7	$35.9

Other comprehensive income (loss) -
foreign currency translation adjustment	(2.4)	1.8	6.6	5.0

Comprehensive income (loss)	$(3.1)	$(4.2)	$28.3	$40.9

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Amounts in millions, except per share data)

5.   Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average Shares of Class A Stock and Common Stock outstanding during the period. Diluted earnings per share is calculated to give effect to potentially dilutive options to purchase Class A Stock and Common Stock issued pursuant to the Company’s stock-based benefit plans that were outstanding during the period. The diluted loss per share was equal to the basic loss per share for the three months ended February 28, 2005 and February 29, 2004 because such options outstanding were antidilutive. The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share computations for the periods indicated:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,

	2005	2004	2005	2004

Net income (loss) for basic and diluted
earnings per share	$(0.7)	$(6.0)	$21.7	$35.9

Weighted average Shares of Class A Stock and
Common Stock outstanding for basic
earnings per share	40.0	39.4	39.8	39.4
Dilutive effect of Class A Stock and
Common Stock issued pursuant to
stock-based benefit plans	-	-	0.7	0.7

Adjusted weighted average Shares of
Class A Stock and Common Stock
outstanding for diluted earnings per share	40.0	39.4	40.5	40.1

Earnings (loss) per share of Class A Stock
and Common Stock:

Basic	$(0.02)	$(0.15)	$0.55	$0.91
Diluted	$(0.02)	$(0.15)	$0.54	$0.90

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Amounts in millions, except per share data)

6.   Goodwill and Other Intangibles

Goodwill and other intangible assets with indefinite lives are reviewed for impairment annually, or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the periods indicated:

	Nine months ended	Twelve months ended	Nine months ended
	February 28, 2005	May 31, 2004	February 29, 2004

Beginning balance	$250.3	$246.0	$246.0
Additions due to acquisitions	-	3.0	3.0
Other adjustments	1.2	1.3	3.3

Total	$251.5	$250.3	$252.3

In the first quarter of fiscal 2004, the Company acquired certain assets of Troll Holdings, Inc., formerly a national school-based book club operator and publisher, for $4.0 in cash and the assumption of certain ordinary course liabilities, and the stock of BTBCAT, Inc., which operates Back to Basics Toys, a direct-to-home catalog business specializing in children’s toys, for $4.8 in cash.

The following table summarizes Other intangibles subject to amortization at the dates indicated:

	February 28, 2005	May 31, 2004	February 29, 2004

Customer lists	$2.9	$2.9	$2.9
Accumulated amortization	(2.7)	(2.7)	(2.6)

Net customer lists	0.2	0.2	0.3

Other intangibles	4.0	4.0	4.0
Accumulated amortization	(2.6)	(2.4)	(2.4)

Net other intangibles	1.4	1.6	1.6

Total	$1.6	$1.8	$1.9

Amortization expense for Other intangibles totaled $0.1 and $0.2 for the three and nine months ended February 28, 2005, respectively, and $0.1 and $0.2 for the three and nine months ended February 29, 2004, respectively. Amortization expense was $0.3 for the twelve months ended May 31, 2004. Amortization expense for these assets is currently estimated to total $0.3 for each of the fiscal years ending May 31, 2005 and 2006 and $0.2 for each of the fiscal years ending May 31, 2007 through 2009. The weighted average amortization periods for these assets by major asset class are two years and 13 years for customer lists and other intangibles, respectively.

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	February 28, 2005	May 31, 2004	February 29, 2004

Net carrying value by major class:
Titles	$31.0	$31.0	$31.0
Licenses	17.2	17.2	17.2
Major sets	11.4	11.4	11.4
Trademarks and Other	17.5	17.5	17.5

Total	$77.1	$77.1	$77.1

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

		Pension Plans
	Three months ended		Nine months ended
	February 28	February 29	February 28	February 29

	2005	2004	2005	2004

Components of Net Periodic Benefit Cost:
Service cost	$2.0	$1.8	$5.9	$5.3
Interest cost	2.1	1.9	6.2	5.8
Expected return on assets	(2.4)	(2.0)	(7.2)	(6.0)
Net amortization and deferrals	0.6	0.7	1.9	2.1
Decrease in valuation allowance	-	(0.3)	-	(1.0)

Net periodic benefit cost	$2.3	$2.1	$6.8	$6.2

		Post-Retirement Benefits
	Three months ended		Nine months ended
	February 28	February 29	February 28	February 29

	2005	2004	2005	2004

Components of Net Periodic Benefit Cost:
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.5	0.5	1.6	1.5
Amortization of prior service cost	(0.2)	(0.2)	(0.6)	(0.6)
Recognized gain or loss	0.5	0.5	1.3	1.5

Net periodic benefit cost	$0.9	$0.9	$2.6	$2.7

In fiscal 2005, the Company currently estimates that Scholastic Ltd. will contribute the equivalent of $0.8 to the U.K. Pension Plan and Scholastic Inc. will contribute $2.5 toward the Post-Retirement Benefits. For the nine months ended February 28, 2005, Scholastic Ltd. contributed the equivalent of $0.6 to the U.K. Pension Plan and Scholastic Inc. contributed $1.8 toward the Post-Retirement Benefits.

8.   Special Severance Charges

On May 28, 2003, the Company announced a reduction in its global work force, and the Company has established liabilities for severance and other related costs with respect to employees notified in certain periods. These charges are reflected in the Company’s income statements as the Special severance charges and totaled $3.2 for the nine months ended February 29, 2004 and $10.9 and $3.3 for the twelve months ended May 31, 2003 and 2004, respectively.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Amounts in millions, except per share data)

A summary of the activity in the related liabilities is detailed in the following table:

Amount
Fiscal 2003 liabilities	$10.9
Fiscal 2003 payments	(1.2)

Balance at May 31, 2003	9.7
Fiscal 2004 additional liabilities	3.3
Fiscal 2004 payments	(10.9)

Balance at May 31, 2004	2.1

Fiscal 2005 payments	(1.2)

Balance at February 28, 2005	$0.9

The remaining liability of $0.9 is expected to be paid over the current and next fiscal year under severance arrangements with certain affected employees.

9.   Continuity Charges

In the fourth quarter of fiscal 2004, the Company recorded charges of $25.4 related to its continuity business. During the nine months ended February 28, 2005, the Company recorded additional charges of $3.6, relating primarily to severance costs in its continuity business, as Selling, general and administrative expenses. Substantially all such severance payments are to be made prior to May 31, 2005. The impact of these charges on earnings per diluted share in the nine months ended February 28, 2005 was $0.06.

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

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Outlook and Overview

Results for the quarter ended February 28, 2005 were consistent with the Company’s goal for fiscal 2005 of achieving higher profits and margins, as operating margins and profits improved in all segments.

In Scholastic’s second smallest revenue period, revenues were up 1.9%, reflecting increases in the Educational Publishing, International and Children’s Book Publishing and Distribution segments, partially offset by a revenue decrease in Media, Licensing and Advertising.

Net loss for the quarter ended February 28, 2005 improved to $0.7 million from $6.0 million in the prior fiscal year quarter. Key factors included higher operating margins in all segments; lower return levels, bad debt and promotional costs in the Children’s Book Publishing and Distribution segment; continued growth in revenues and profits in the Educational Publishing segment, led by sales of educational technology products; and improved performance in the International segment.

Results of Operations – Consolidated

Revenues for the quarter ended February 28, 2005 increased by $8.8 million, or 1.9%, to $480.8 million, compared to $472.0 million in the prior fiscal year quarter. The increase was due to higher revenues from the Educational Publishing, International and Children’s Book Publishing and Distribution segments of $9.9 million, $4.4 million and $0.8 million, respectively, partially offset by a decrease in the Media, Licensing & Advertising segment of $6.3 million. For the nine months ended February 28, 2005, revenues decreased by $158.6 million, or 9.6%, to $1,487.8 million from $1,646.4 million in the prior fiscal year period. This revenue decrease related primarily to $191.0 million in lower revenues from the Children’s Book Publishing and Distribution segment as compared to the prior fiscal year period, which reflected the release of Harry Potter and the Order of the Phoenix, the fifth book in the Harry Potter series.

Cost of goods sold as a percentage of revenues remained relatively flat at 48.6% for the quarter ended February 28, 2005, as compared to 48.7% in the prior fiscal year quarter. For the nine-month period ended February 28, 2005, cost of goods sold as a percentage of revenue improved to 47.8%, as compared to 49.6% in the prior fiscal year period, primarily due to higher costs related to the Harry Potter release in the prior fiscal year.

Selling, general and administrative expenses as a percentage of revenues improved to 44.3% for the quarter ended February 28, 2005, as compared to 45.4% in the prior fiscal year quarter. This decrease was primarily due to a $13.6 million reduction in promotional costs, principally in the continuity business, partially offset by an $11.5 million increase in employee and related costs. For the nine-month period ended February 28, 2005, Selling, general and administrative expenses included $3.6 million in severance costs and related employee expenses (the “Continuity Charges”) recorded in connection with changes to the Company’s continuity business announced in fiscal 2004. As a percentage of revenues, Selling, general and administrative expenses for the nine-month period ended February 28, 2005 increased to 42.4% from 38.8% in the prior fiscal year period, primarily due to lower Harry Potter revenues in the current fiscal year period without a corresponding decrease in expenses.

SCHOLASTIC CORPORATION Item 2. MD&A

Bad debt expense decreased to $14.9 million, or 3.1% of revenues, for the quarter ended February 28, 2005, compared to $17.0 million, or 3.6% of revenues, in the prior fiscal year quarter. For the nine-month period ended February 28, 2005, bad debt expense decreased to $50.7 million, or 3.4% of revenues, compared to $66.1 million, or 4.0% of revenues, in the prior fiscal year period. These decreases related primarily to lower bad debt in the Company’s continuity business.

In connection with the Company’s May 2003 announcement of a reduction in its global work force, Special severance charges of $3.2 million were recorded in the nine-month period ended February 29, 2004 for employees notified in that period.

The resulting operating income for the quarter ended February 28, 2005 was $5.8 million, or 1.2% of revenues, compared to an operating loss of $2.3 million in the prior fiscal year quarter. For the nine months ended February 28, 2005, the resulting operating income decreased to $55.2 million, or 3.7% of revenues, compared to $81.3 million, or 4.9% of revenues, in the prior fiscal year period.

Net interest expense decreased slightly to $6.9 million in the quarter ended February 28, 2005, compared to $7.1 million in the prior fiscal year quarter. For the nine-month period ended February 28, 2005, net interest expense decreased $3.6 million to $21.6 million as compared to $25.2 million in the prior fiscal year period. The decreases in the three- and nine-month periods were primarily due to lower debt levels.

Net loss was $0.7 million, or $0.02 per diluted share, for the quarter ended February 28, 2005, compared to a net loss of $6.0 million, or $0.15 per diluted share, in the prior fiscal year quarter. For the nine months ended February 28, 2005, net income was $21.7 million, or $0.54 per diluted share, compared to net income of $35.9 million, or $0.90 per diluted share, in the prior fiscal year period.

Results of Operations - Segments

Children’s Book Publishing and Distribution

The Company’s Children’s Book Publishing and Distribution segment includes the publication and distribution of children’s books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.

	Three months ended		Nine months ended
($ amounts in millions)	February 28	February 29	February 28	February 29

	2005	2004	2005	2004

Revenue	$272.3	$271.5	$819.1	$1,010.1
Operating profit	16.5	10.6	47.2 *	87.7

Operating margin	6.1%	3.9%	5.8%	8.7%

* inclusive of $3.6 million of Continuity Charges

SCHOLASTIC CORPORATION Item 2. MD&A

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended February 28, 2005 increased $0.8 million to $272.3 million, compared to $271.5 million in the prior fiscal year quarter. Revenues in the Company’s trade and school-based book fairs businesses increased $15.8 million and $5.4 million, respectively, offset by revenue decreases in the Company’s continuity and school-based book club businesses of $19.3 million and $1.1 million, respectively. Revenue growth in the trade business was helped by lower returns in the quarter. The increase in school-based book fair revenues was primarily due to an increase in revenue per fair. The revenue decrease in the continuity business was a result of the Company’s strategy of focusing on its more productive continuity customers. Excluding the direct-to-home continuity business described in the table below, segment revenues for the quarter ended February 28, 2005 increased $13.5 million to $239.5 million, as compared to $226.0 million in the prior fiscal year quarter.

Segment operating profit for the quarter ended February 28, 2005 increased $5.9 million to $16.5 million, compared to $10.6 million in the prior fiscal year quarter. This increase was due to higher operating profits in the Company’s trade business of $10.0 million, substantially as a result of higher revenues, partially offset by operating profit decreases in the balance of the segment totaling $4.1 million. The impact of lower revenues on operating profit in the Company’s continuity business was largely offset by lower operating expenses as a result of the Company’s previously announced plan for this business. Excluding the direct-to-home continuity business described in the table below, segment operating profit for the quarter ended February 28, 2005 increased $5.7 million to $16.1 million, as compared to $10.4 million in the prior fiscal year quarter.

Revenues for the nine months ended February 28, 2005 decreased $191.0 million, or 18.9%, to $819.1 million, compared to $1,010.1 million in the prior fiscal year period. This decrease was primarily related to lower revenues from the Company’s trade business of $146.0 million due to lower Harry Potter revenues of approximately $160 million, partially offset by increased non-Harry Potter revenues of approximately $14 million. Continuity business revenues decreased $49.6 million to $160.8 million, as compared to $210.4 million in the prior fiscal year period, as a result of the Company’s previously announced plan for this business. Excluding the direct-to-home continuity business described in the table below, segment revenues for the nine months ended February 28, 2005 decreased $153.6 million to $705.7 million, as compared to $859.3 million in the prior fiscal year period.

Segment operating profit for the nine months ended February 28, 2005 decreased $40.5 million to $47.2 million, compared to $87.7 million in the prior fiscal year period. The decrease was principally due to lower operating results for the Company’s trade business of $32.3 million, resulting primarily due to lower Harry Potter revenues. Operating results for the Company’s continuity business decreased $2.9 million, which reflects the impact of $3.6 million in Continuity Charges. Excluding the direct-to-home continuity business described in the table below, segment operating profit for the nine months ended February 28, 2005 decreased $34.1 million to $51.4 million, as compared to $85.5 million in the prior fiscal year period.

SCHOLASTIC CORPORATION Item 2. MD&A

The following table highlights the results of the direct-to-home continuity programs, which consist primarily of the business formerly operated by Grolier Incorporated (“Grolier”) and are included in the Children’s Book Publishing and Distribution segment.

	Three months ended		Nine months ended
($ amounts in millions)	February 28	February 29	February 28		February 29

	2005	2004	2005		2004

Revenue	$32.8	$45.5	$113.4		$150.8
Operating profit (loss)	0.4	0.2	(4.2	) *	2.2

Operating margin	1.2%	**	**		1.5%

* inclusive of $3.6 million of Continuity Charges
** not meaningful

Educational Publishing

The Company’s Educational Publishing segment includes the publication and distribution to schools and libraries of educational technology, curriculum materials, children’s books, classroom magazines and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States.

	Three months ended		Nine months ended
($ amounts in millions)	February 28	February 29	February 28	February 29

	2005	2004	2005	2004

Revenue	$79.3	$69.4	$292.0	$262.5
Operating profit	4.0	3.2	46.8	32.0

Operating margin	5.0%	4.6%	16.0%	12.2%

Revenues in the Educational Publishing segment for the quarter ended February 28, 2005 increased $9.9 million, or 14.3%, to $79.3 million, compared to $69.4 million in the prior fiscal year quarter. This increase was primarily due to higher revenues from sales of educational technology products, including the Company’s Read 180® reading intervention program. Segment revenues for the nine months ended February 28, 2005 increased $29.5 million, or 11.2%, to $292.0 million, compared to $262.5 million in the prior fiscal year period, primarily due to increased educational technology revenues.

Segment operating profit for the quarter ended February 28, 2005 increased $0.8 million to $4.0 million, as compared to $3.2 million in the prior fiscal year quarter. Segment operating profit for the nine months ended February 28, 2005 increased $14.8 million, or 46.3%, to $46.8 million, compared to $32.0 million in the prior fiscal year period. The operating profit improvements for the three- and nine-month periods were primarily due to increased educational technology revenues.

SCHOLASTIC CORPORATION Item 2. MD&A

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

	Three months ended		Nine months ended
($ amounts in millions)	February 28	February 29	February 28	February 29

	2005	2004	2005	2004

Revenue	$37.2	$43.5	$96.7	$106.3
Operating profit (loss)	1.3	0.3	(2.2)	(1.6)

Operating margin	3.5%	0.7%	**	**

* not meaningful

Revenues in the Media, Licensing and Advertising segment for the quarter ended February 28, 2005 decreased $6.3 million, or 14.5%, to $37.2 million, compared to $43.5 million in the prior fiscal year quarter. This decrease primarily resulted from lower programming revenues of $8.5 million, largely due to the prior year release of the feature film Clifford’s Really Big MovieTM, partially offset by increased software revenues of $1.7 million. Segment revenues for the nine months ended February 28, 2005 decreased $9.6 million, or 9.0%, to $96.7 million, compared to $106.3 million in the prior fiscal year period, primarily due to lower programming revenues of $10.5 million.

Segment operating profit for the quarter ended February 28, 2005 increased $1.0 million to $1.3 million, as compared to $0.3 million in the prior fiscal year quarter, primarily due to higher software revenues. Segment operating loss for the nine months ended February 28, 2005 increased modestly on lower revenues.

International

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

	Three months ended		Nine months ended
($ amounts in millions)	February 28	February 29	February 28	February 29

	2005	2004	2005	2004

Revenue	$92.0	$87.6	$280.0	$267.5
Operating profit	3.4	0.8	19.6	18.2

Operating margin	3.7%	0.9%	7.0%	6.8%

SCHOLASTIC CORPORATION Item 2. MD&A

Revenues in the International segment for the quarter ended February 28, 2005 increased $4.4 million, or 5.0%, to $92.0 million, compared to $87.6 million in the prior fiscal year quarter, primarily due to the favorable impact of foreign currency exchange rates of $3.8 million. Segment revenues for the nine months ended February 28, 2005 increased $12.5 million, or 4.7%, to $280.0 million, compared to $267.5 million in the prior fiscal year period. This increase was primarily due to the favorable impact of foreign currency exchange rates of $14.3 million and local currency revenue growth in Australia equivalent to $4.3 million, partially offset by lower revenues in the export business of $6.5 million, principally due to a higher level of Department of Defense orders for educational materials in the prior fiscal year period.

Segment operating profit for the quarter ended February 28, 2005 increased $2.6 million to $3.4 million, compared to $0.8 million in the prior fiscal year quarter, primarily due to a lower local currency operating loss in Australia. Segment operating profit for the nine months ended February 28, 2005 increased $1.4 million, or 7.7%, to $19.6 million, compared to $18.2 million in the prior fiscal year period. This increase was primarily due to increased local currency operating profit in Australia equivalent to $3.8 million and the favorable impact of foreign currency exchanges rates of $1.2 million, partially offset by decreased operating profit in the export business of $3.6 million.

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

SCHOLASTIC CORPORATION Item 2. MD&A

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $22.1 million at February 28, 2005, compared to $20.9 million at February 29, 2004 and $17.8 million at May 31, 2004.

Net cash provided by operating activities was $105.0 million for the nine-month period ended February 28, 2005, compared to $118.4 million in the prior fiscal year period. The decline from the prior fiscal year period was principally due to lower Net income in the current fiscal year period.

Net cash used in investing activities was $109.8 million for the nine-month period ended February 28, 2005, compared to $105.7 million in the prior fiscal year period. The increase was principally due to increases in Royalty advances and Additions to property, plant and equipment of $6.3 million and $4.9 million, respectively, in the current fiscal year period as compared to the prior fiscal year period, as well as the impact $8.8 million in Acquisition-related payments in the prior fiscal year period.

Net cash provided by financing activities was $8.6 million for the nine-month period ended February 28, 2005, compared to net cash used in financing activities of $51.0 million in the prior fiscal year period, substantially due to the repayment at maturity of all $125.0 million of the Company’s 7% Notes (the “7% Notes”) on December 15, 2003.

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

Financing

On March 31, 2004, Scholastic Corporation and Scholastic Inc. entered into an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which replaced a similar loan agreement that was scheduled to expire on August 11, 2004 (the “Loan Agreement”). The Credit Agreement, which expires on March 31, 2009, provides for aggregate borrowings of up to $190.0 million (with a right in certain circumstances to increase borrowings to $250.0 million), including the issuance of up to $10.0 million in letters of credit. Interest under this facility is either at the prime rate or 0.325% to 0.975% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee (when applicable) as of February 28, 2005 were 0.55% over LIBOR, 0.15% and 0.10%, respectively. The Credit Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At both February 28, 2005 and May 31, 2004, $12.0 million was outstanding under the Credit Agreement at a weighted average interest rate of 3.1% and 1.7%, respectively. At February 29, 2004, $45.0 million was outstanding under the Loan Agreement at a weighted average interest rate of 1.5% . The decrease in borrowings outstanding under the Credit Agreement at both February 28, 2005 and May 31, 2004 as compared to borrowings outstanding under the Loan Agreement as of February 29, 2004 was principally due to the repayment of the 7% Notes at maturity on December 15, 2003.

SCHOLASTIC CORPORATION Item 2. MD&A

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). As amended effective April 30, 2004, the Revolver provides for unsecured revolving credit of up to $40.0 million and expires on March 31, 2009. Interest under this facility is either at the prime rate minus 1%, or 0.375% to 1.025% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% . The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of February 28, 2005 were 0.60% over LIBOR and 0.15%, respectively. The Revolver contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. There were no borrowings outstanding under the Revolver at February 28, 2005. At February 29, 2004 and May 31, 2004, $23.7 million and $2.2 million, respectively, were outstanding under the Revolver at a weighted average interest rate of 1.7% and 3.0%, respectively. The decrease in borrowings outstanding under the Revolver at both February 28, 2005 and May 31, 2004 as compared to borrowings outstanding as of February 29, 2004 was principally due to the repayment of the 7% Notes at maturity on December 15, 2003.

Unsecured lines of credit available in local currencies to Scholastic Corporation’s international subsidiaries for local working capital needs were equivalent to $64.6 million at February 28, 2005, as compared to $66.8 million at February 29, 2004 and $62.1 million at May 31, 2004. There were borrowings outstanding under these lines of credit equivalent to $20.8 million at February 28, 2005, as compared to $26.8 million at February 29, 2004 and $23.0 million at May 31, 2004. These lines of credit are considered short-term in nature. The weighted average interest rates on the outstanding amounts were 6.1% at both February 28, 2005 and February 29, 2004 and 5.5% at May 31, 2004.

The Company’s total debt obligations at February 28, 2005, February 29, 2004 and May 31, 2004 were $510.3 million, $574.5 million and $516.6 million, respectively, with the higher level of borrowings at February 29, 2004 principally due to increased borrowings under revolving credit agreements. For a more complete description of the Company’s debt obligations, see Note 3 of Notes to Condensed Consolidated Financial Statements –Unaudited in Item 1, “Financial Statements.”

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

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed by balancing the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 6% of the Company’s debt at February 28, 2005 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 7% at May 31, 2004 and approximately 17% at February 29, 2004, with the decreases from February 29, 2004 due to higher levels of borrowings under revolving credit agreements at that date. The Company is subject to the risk that market interest rates will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of February 28, 2005 (see Note 3 of Notes to Condensed Consolidated Financial Statements - Unaudited in Item 1, “Financial Statements”):

($ amounts in millions)	Fiscal Year Maturity

	2005	2006	2007	2008	2009		Thereafter	Total

Debt Obligations
Lines of credit	$20.8	$-	$-	$-	$-		$-	$20.8
Average interest rate	6.14%

Long-term debt including
current portion:
Fixed-rate debt	$0.5	$-	$300.0	$-	$-		$175.0	$475.5
Average interest rate	12.03%		5.75%				5.0%

Variable-rate debt	$-	$-	$-	$-	$12.0	(1)	$-	$12.0
Average interest rate					3.12%

(1) Represents amounts drawn on the Credit Agreement, which expires in 2009.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Scholastic Corporation, after conducting an evaluation, together with other members of the Company's management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. There was no change in the Corporation’s internal controls over financial reporting that occurred during the quarter ended February 28, 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION Item 6. Exhibits

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

SCHOLASTIC CORPORATION
(Registrant)

Date: April 8, 2005	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President, and Chief
Executive Officer

Date: April 8, 2005	/s/ Mary A. Winston

Mary A. Winston
Executive Vice President and
Chief Financial Officer

SCHOLASTIC CORPORATION QUARTERLY REPORT ON FORM 10-Q, DATED FEBRUARY 28, 2005 Exhibits Index

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