Form 10-K
period 2005-05-31
SCHOLASTIC CORP
filed 2005-08-08
CIK 866729

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report pursuant to section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2005   |   Commission File No. 000-19860

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as November 30, 2004, was approximately $1,001,610,000. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant’s voting stock as of July 22, 2005 was as follows: 39,194,645 shares of Common Stock and 1,656,200 shares of Class A Stock.

Documents Incorporated By Reference

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2005.

Part I

Item 1 |	Business

Overview

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is a global children’s publishing and media company. The Company is the world’s largest publisher and distributor of children’s books. Scholastic creates quality educational and entertaining materials and products for use in school and at home, including children’s books, textbooks, magazines, technology-based products, teacher materials, television programming, film, videos and toys. The Company distributes its products and services through a variety of channels, including school-based book clubs, school-based book fairs, school-based and direct-to-home continuity programs, retail stores, schools, libraries, the internet and television networks. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents, and an award-winning destination for children. The Company is the leading operator in the United States of direct-to-home book clubs primarily serving children age five and under, and the leading print and on-line publisher of children’s reference and non-fiction products sold primarily to United States school libraries. Internationally, Scholastic has long-established operations in Canada, the United Kingdom, Australia, New Zealand and, through its wholly owned subsidiary, Grolier Incorporated (“Grolier”), Southeast Asia and also has newer operations in Argentina, China, India, Ireland and Mexico.

During its 85 years of operation, Scholastic has emphasized quality products and a dedication to learning. Scholastic Corporation was incorporated under the laws of Delaware in 1986 and, through predecessor entities, has been in business since 1920. Grolier, through its predecessor entities, has been in business since 1895.

Operating Segments

The Company categorizes its businesses into four operating segments: Children’s Book Publishing and Distribution; Educational Publishing; Media, Licensing and Advertising (which collectively represent the Company’s domestic operations); and International. This classification reflects the nature of products and services consistent with the method by which the Company’s chief operating decision-maker assesses operating performance and allocates resources. Revenues and operating margin related to a segment’s products sold or services rendered through another segment’s distribution channel are reallocated to the segment originating the products or services. During the three-year period ended May 31, 2005, Scholastic’s revenues have grown at an average annual compounded rate of 2.8%. The following table sets forth revenues by operating segment for the three fiscal years ended May 31:

	(Amounts in millions)

	2005	2004	2003

Children’s Book Publishing and Distribution	$1,152.5	$1,358.6	$1,189.9
Educational Publishing	404.6	369.1	325.9
Media, Licensing and Advertising	133.1	136.4	123.5
International	389.7	369.7	319.0

Total	$2,079.9	$2,233.8	$1,958.3

Additional financial information covering the Company’s operating segments is included in Note 2 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is incorporated herein by reference.

C H I L D R E N ’ S   B O O K    P U B L I S H I N G   A N D   D I S T R I B U T I O N
(55.4% of fiscal 2005 revenues)

General
The Company’s Children’s Book Publishing and Distribution segment includes the publication and distribution of children’s books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.

The Company is the largest publisher and distributor of children’s books and is the largest operator of school-based book clubs and school-based book fairs in the United States. The Company is also a leading publisher of children’s books distributed through the trade channel and the leading distributor in the United States of children’s books through direct-to-home continuity programs primarily for children ages five and younger. In fiscal 2005, the Company distributed in excess of 350 million children’s books in the United States.

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

School-Based Book Clubs
Scholastic founded its first school-based book club in 1948. The Company’s school-based book clubs include: Firefly®, serving pre-kindergarten (“pre-K”) and kindergarten (“K”) students; SeeSaw®, serving students grades K to 1; Lucky®, serving students grades 2 to 3; Arrow®, serving students grades 4 to 6; TAB®, serving students grades 7 to 12; three Trumpet® clubs, serving students pre-K to grade 6; three Troll®/Carnival® clubs, serving students K to grade 6; Honeybee®, serving children ages 1 1/2 to 4; and Club Leo™, which provides Spanish language offers to students pre-K to grade 8. In addition to its regular offers, the Company creates special theme-based offers targeted to different grade levels during the year, such as holiday offers, science offers, curriculum offers and teen offers.

The Company mails promotional materials containing order forms to teachers in the vast majority of the pre-K to grade 8 classrooms in the United States. Teachers who wish to participate in a school-based book club distribute the order forms to their students, who may choose from generally 75 or more selections at substantial reductions from list prices. The teacher consolidates the students’ orders and forwards them to the Company by phone, fax, mail or the internet. In fiscal 2005, orders through the internet accounted for approximately 40% of total book club orders. The orders are then shipped to the teacher for distribution to the students. Teachers who participate in the book clubs receive bonus points for use by their school, which may be redeemed for the purchase of additional books and other items for their classrooms.

School-Based Book Fairs
Scholastic entered the school-based book fair business in 1981. Since that date, the Company has grown this business by expanding into new markets, including through selected acquisitions, and by increasing its business in existing markets by reaching new school customers, holding more fairs per year at its existing school customers and growing revenue on a per fair basis. The Company is the leading operator of school-based book fairs in the United States.

Book fairs are generally week-long events conducted on school premises, operated by school librarians and/or parent-teacher organizations. Book fair events provide children with access to hundreds of titles and allow them to purchase books and other select products at the school. Although the Company provides the school with the books and book display cases, the school itself conducts the book fair. The Company believes that the primary motivation for schools sponsoring fairs is to make quality books available to their students at reasonable prices in order to stimulate interest in reading. In addition, the school retains a portion of the book fair revenues, which can then be used to purchase books, supplies and equipment for the school.

The Company operates school-based book fairs in all 50 states under the name Scholastic Book Fairs ®. Books and display cases are delivered to schools from the Company’s warehouses principally by a fleet of leased vehicles. Sales and customer service functions are performed from regional sales offices, supported by field representatives. The Company believes that its competitive advantages in the book fair business include the strength of the relationship between its sales representatives and schools, broad geographic coverage, quality customer service and breadth of product selection. Over 90% of the schools that sponsored a Scholastic book fair in fiscal 2004 sponsored a Scholastic book fair again in fiscal 2005.

Continuity Programs
The Company operates continuity programs whereby children and their families generally place a single order and receive more than one shipment of books. Continuity programs are promoted through (i) direct-to-home offers, primarily through direct mail, print, telemarketing and on-line advertisements, and (ii) offers in school-based book clubs. The Company’s direct-to-home continuity business is the leading direct-to-home seller of children’s books primarily serving children age five and under. In fiscal 2005, the Company’s direct-to-home continuity business included Scholastic publishing properties, such as Clifford & Company™, Nick Jr., Scooby Doo, Scholastic At Home Phonics and The New Book of Knowledge® encyclopedia, as well as licensed programs, such as Disney Book Club™ and Dr. Seuss™ Beginning Readers Program. Continuity programs offered primarily through Scholastic’s school-based book clubs include Spy University™, Clifford The Big Red Dog®, Nick Zone, Scooby Doo, Spy Fiction® and How to Survive®.

Trade
Scholastic is one of the leading sellers of children’s books through bookstores and mass merchandisers in the United States. The Company maintains over 6,000 titles for trade distribution. Scholastic’s original publications include Harry Potter®, Captain Underpants®, Clifford The Big Red Dog®, Geronimo Stilton®, Goosebumps®, I Spy™, and Maya and Miguel and licensed properties such as Care Bears®, Star Wars® and Shrek 2®. In addition, the Company’s Klutz imprint is a publisher and creator of “books plus” products for children.

The Company’s trade sales organization focuses on marketing and selling Scholastic’s publishing properties to book stores, mass merchandisers, specialty sales outlets and other book retailers. Scholastic bestsellers during fiscal 2005 included books from the Harry Potter, Clifford The Big Red Dog, I Spy, Goosebumps and Captain Underpants series and individual titles, such as Dragon Rider and Chasing Vermeer.

E D U C A T I O N A L  P U B L I S H I N G
(19.5% of fiscal 2005 revenues)

General
The Company’s Educational Publishing segment includes the publication and distribution to schools and libraries of educational technology products, curriculum materials, classroom magazines and print and on-line reference and non-fiction products for grades pre-K to 12 in the United States.

The Company is a leading provider of educational technology products and reading materials for schools and libraries. Scholastic has been providing quality innovative educational materials to schools and libraries since it began publishing classroom magazines in the 1920’s. The Company added supplementary books and texts to its product line in the 1960’s, professional books for teachers in the 1980’s and early childhood products and core curriculum materials in the 1990’s. In 1996, the Company strengthened its Spanish language offerings through the acquisition of Lectorum Publications, Inc., the largest Spanish language book distributor to schools and libraries in the United States. As a result of the acquisition of Grolier in June 2000, the Company is the leading print and on-line publisher of children’s reference and non-fiction products sold primarily to school libraries in the United States. The Company markets and sells its Educational Publishing products through a combination of field representatives, direct mail, telemarketing and the internet.

Curriculum Publishing and Teaching Resources
Scholastic’s curriculum publishing and teaching resources operations develop and distribute instructional materials directly to schools in the United States, primarily purchased through school and district budgets. These operations include reading improvement programs, individual paperbacks and collections and professional books designed for, and generally purchased by, teachers. The Company’s subsidiary, Tom Snyder Productions, Inc., is a leading developer and publisher of interactive educational software.

The Company focuses its supplemental and core curriculum publishing efforts on reading improvement materials and the effective use of technology to support learning. Scholastic’s reading improvement programs are led by READ 180®, a technology-based reading intervention program for students in grades 4 to 12 reading at least two years below grade level, and other technology-based products such as Wiggleworks®, which assists in teaching reading to students, and Scholastic Reading Counts!™, which encourages reading through a school-managed incentive program. New products to be released in fiscal 2006 include Scholastic ZIP ZOOM™ for grades K-3, which supports beginning reading skills for English language learners, and FASTT Math™, a technology-based program to improve math fluency developed with the creator of READ 180.

The teaching resources group publishes professional books designed for and generally purchased by teachers and distributes individual paperbacks and collections to schools and school districts. In addition, the Company provides paperbacks and collections to literacy organizations. The Company operates an on-line Teacher Store, which provides professional books and other educational materials to schools and teachers. Scholastic.com is a leading website for teachers and classrooms, offering multimedia teaching units, lesson plans, teaching tools and on-line activities.

Classroom Magazines
Scholastic is a leading publisher of classroom magazines. Teachers in grades K to 12 use these magazines as supplementary educational materials. The Company’s 32 classroom magazines supplement a school’s formal learning program by bringing subjects of current interest into the classroom. The magazines are designed to encourage students to read and also to cover diverse subjects, including English, reading, literature, math, science, current events, social studies and foreign languages. The most well known of the Company’s domestic magazines are Scholastic News® and Junior Scholastic®.

Scholastic’s classroom magazine circulation in the United States in fiscal 2005 was more than 8.3 million, with approximately two-thirds of the circulation in grades K to 6. In fiscal 2005, teachers in approximately 60% of the elementary schools and in approximately 70% of the secondary schools in the United States used the Company’s classroom magazines. The various classroom magazines are distributed either on a weekly, biweekly or monthly basis during the school year and are supplemented by timely materials featured on scholastic.com.

The majority of the magazines purchased are paid for with school or district funds, with teachers or students paying for the balance. Circulation revenue accounted for substantially all of the classroom magazine revenues in fiscal 2005.

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

M E D I A ,  L I C E N S I N G  A N D  A D V E R T I S I N G
(6.4% of fiscal 2005 revenues)

General
The Company’s Media, Licensing and Advertising segment includes the production and/or distribution of software in the United States, the production and/or distribution primarily by and through the Company’s subsidiary, Scholastic Entertainment Inc. (“SEI”), of programming (including children’s television programming, videos, DVD’s and feature films) and consumer products (including promotional activities and non-book merchandise), and advertising revenue, including sponsorship programs.

Production and Distribution
Through SEI, Soup2Nuts Inc. (“S2N”) and the Weston Woods Studio, the Company creates and produces television programming, videos, DVD’s, feature films, and branded websites. SEI builds consumer awareness and value for the Company’s publishing franchises by creating family-focused programming that form the basis for global branding campaigns. SEI generates revenue by exploiting programming assets globally across multiple media formats and by developing and executing brand-marketing campaigns.

SEI has built a television library of over 350 half-hour productions, including: Clifford The Big Red Dog®, Clifford’s Puppy Days™, Maya & Miguel™, The Magic School Bus®, I Spy™, Goosebumps®, Animorphs®, Dear America® and The Baby-sitters Club®. These series have been sold in the United States and internationally in various media formats. SEI has produced 25 episodes of Clifford’s Puppy Days, an animated spin-off of the award-winning Clifford The Big Red Dog series, and in fiscal 2005 commenced production of 14 additional episodes. In fiscal 2005, SEI also produced 35 episodes of a new original animated series, Maya & Miguel, and commenced production of 30 additional episodes. In fiscal 2004, SEI produced Clifford’s Really Big Movie, a feature length film.

S2N, an award-winning producer of animated television and web programming, has produced over 80 half-hour episodes of television programming, including animated shows, such as O’Grady™ and Time Warp Trio.

Weston Woods Studios creates audiovisual adaptations of classic children’s picture books, such as Where the Wild Things Are, Chrysanthemum and Make Way for Ducklings, that are initially produced for the school and library market as a supplemental educational resource. SEI has repackaged 27 titles for sale to the consumer market under the Scholastic Video Collection banner. Weston Woods Studios has received numerous awards, including five Andrew Carnegie Medals for Excellence in Children’s Video and an Academy Award nomination.

Brand Marketing and Consumer Products
SEI creates and develops award-winning global branding campaigns for Scholastic properties in order to extend and strengthen Scholastic’s consumer connection with parents, children and teachers. In fiscal 2005, SEI launched a comprehensive brand marketing campaign in conjunction with the premiere of Maya & Miguel, including consumer products and publishing extensions, such as television tie-in books.

In addition to licensing rights for consumer products, SEI designs, manufactures and distributes consumer products primarily based on Scholastic’s literary properties, such as a line of upscale plush toys and wooden puzzles based on

Clifford The Big Red Dog®, The Magic School Bus®, The Real Mother Goose™, No David! and Dear Mrs. LaRue. The products are available through independent toy/gift stores, specialty chains, department stores, mail order catalogs and bookstores, as well as through Scholastic’s school-based book clubs, school-based book fairs and continuity programs.

Consumer Software
Scholastic distributes original and licensed consumer software, handheld and console products and accessories and DVD’s for grades K to 8 through its school-based software clubs, school-based book clubs, school-based book fairs and continuity programs, as well as the school-based library/teacher market and the trade market. The Company acquires software and multi-media products for distribution in all of these channels through a combination of licensing, purchases of product from software publishers and internal development. Scholastic’s school-based software clubs are marketed in the same manner as its school-based book clubs. The Company’s CD-ROM titles include the award-winning series I Spy™, Clifford® and Math Missions™. The Company and Fisher-Price are developing interactive educational products to be launched in the fall of 2005, including the Read with Me DVD! learning system.

Advertising
Certain of the Company’s magazine properties generate advertising revenues as their primary source of revenue, including Instructor®, Scholastic Administrator™, Instructor New Teacher, Scholastic Early Childhood Today™ and Coach and Athletic Director™, which are directed to teachers and education professionals and are distributed during the academic year. Total circulation for these magazines was approximately 500,000 in fiscal 2005. Subscriptions for these magazines are solicited primarily by direct mail. Scholastic Parent and Child® magazine, which is directed at parents and distributed through schools and childcare programs, had circulation of approximately 1.2 million in fiscal 2005. These magazines carry paid advertising, advertising for Scholastic’s other products and paid advertising for clients that sponsor customized programs.

Other
Also included in this segment are: Scholastic In-School Marketing, which develops sponsored educational materials and supplementary classroom programs in partnership with corporations, government agencies and nonprofit organizations; Back to Basics Toys®, acquired in fiscal 2004, a direct-to-home catalog business specializing in children’s toys; and Quality Education Data, which develops and markets databases and provides research and analysis focused on teachers, schools and education.

I N T E R N A T I O N A L
(18.7% of fiscal 2005 revenues)

General
The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

Scholastic has long-established operations in Canada, the United Kingdom, Australia, New Zealand and Southeast Asia and also has newer operations in Argentina, China, India, Ireland and Mexico. Scholastic’s operations in Canada, the United Kingdom and Australia generally mirror its United States business model. Each of these international operations has original trade and educational publishing programs, distributes children’s books, software and other materials through school-based book clubs, school-based book fairs, trade channels and direct-to-home continuity programs, distributes magazines and offers on-line services. Each of these operations has established its own export and foreign rights licensing programs and is a licensee of book tie-ins for major media properties. Original books published by each of these operations have received awards of excellence in children’s literature. In Southeast Asia, the Company primarily publishes and distributes reference products and provides services, generally under the Grolier name.

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

United Kingdom
Scholastic UK, founded in 1964, is the largest school-based book club and school-based book fair operator and a leading children’s publisher in the United Kingdom. Scholastic UK also publishes magazines for teachers and supplemental educational materials, including professional books. Grolier UK is a leading operator of direct-to-home continuity programs in the United Kingdom.

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

Asia
The Company’s Asia operations primarily sell English language reference materials and local language product through a network of over 1,500 independent door-to-door sales representatives in India, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand. In India, the Company also operates school-based book clubs and book fairs and publishes original titles in the English and Hindi languages. In the Philippines, the Company also operates school-based book fairs, and in Malaysia, the Company operates school-based book clubs and continuity programs.

Latin America
In Latin America, the Company has operations in Mexico, Argentina and Puerto Rico. These businesses principally distribute books and educational material published by Scholastic, as well as merchandise from other publishers, through school-based book clubs and book fairs. In Puerto Rico, Scholastic distributes Spanish language reference materials through a network of independent door-to-door sales representatives.

Foreign Rights and Export
The Company licenses the foreign-language rights to selected Scholastic titles to other publishing companies around the world in over 40 languages. The Company’s export business sells Scholastic books and products in regions of the world not otherwise serviced by Scholastic subsidiaries.

M A N U F A C T U R I N G  A N D  D I S T R I B U T I O N
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

S E A S O N A L I T Y
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

C O M P E T I T I O N
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

C O P Y R I G H T  A N D  T R A D E M A R K S
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

E M P L O Y E E S
At May 31, 2005, the Company employed approximately 7,300 people in full-time jobs and 1,000 people in part-time jobs in the United States and approximately 2,500 additional people internationally. The number of part-time employees fluctuates during the year because significant portions of the Company’s business are closely correlated with the school year. The Company believes that relations with its employees are good.

Executive Officers
Each of the following individuals serves as an executive officer of Scholastic until the first meeting of the Corporation’s Board of Directors following the Annual Meeting of Stockholders of Scholastic Corporation in September 2005 and until their successors have been elected or appointed and qualified or until such officer’s earlier resignation or removal.

Name	Age	Employed by Registrant Since	Position(s) for Past Five Years

Richard Robinson	68	1962	Chairman of the Board (since 1982), President (since1974) and Chief Executive Officer (since 1975).

Mary A. Winston	43	2004

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

Deborah A. Forte	51	1983	Executive Vice President (since 1996), President, Scholastic Entertainment Inc. (since 2001) and Division Head, Scholastic Entertainment Inc. (1995–2001).

Lisa Holton	43	2005

Executive Vice President and President, Book Fairs and Trade (since 2005). Prior to joining the Company, Senior Vice President, Publisher, Global Disney Children’s Books (2001–2005) and Vice President and Group Publisher of Disney Children’s Books(1999–2001).

Linda B. Keene	53	2004

Executive Vice President, Marketing (since 2004); and prior to joining the Company, a director of Scholastic Corporation (1999–2004), principal of Waterford Marketing Group, an independent consulting agency for marketing and organizational issues(2001–2004), and Vice President of Market Development for American Express Financial Advisors (1994–2001).

Margery W. Mayer	53	1990	Executive Vice President (since 1990), President, Scholastic Education (since 2002) and Executive Vice President, Learning Ventures (1998–2002).

Name	Age	Employed by Registrant Since	Position(s) for Past Five Years

Judith A. Newman	47	1993	Executive Vice President (since 2005) and President, Book Clubs and Scholastic At Home (since 2004), and Senior Vice President (1997–2005), Book Clubs (1997–2004).

Seth Radwell	42	2005

Executive Vice President and President, e-Scholastic (since 2005). Prior to joining the Company, President, Marketing & Editorial Group, Bookspan (2002–2005); and Chief Executive Officer and President, Doubleday Interactive (1999–2001).

Hugh Roome	53	1991	Executive Vice President (since 1996), President, International Group (since 2001), Executive Vice President, International (2000-2001) and Executive Vice President, Magazine Group (1996-2000).

Charles B. Deull	45	1995	Senior Vice President (since 1995), General Counsel (since 1999), Senior Vice President, Legal and Business Affairs (1995–1999) and Corporate Secretary (since 1996).

Ernest B. Fleishman	68	1989	Senior Vice President, Education and Corporate Relations (since 1989).

Beth Ford	41	2000

Senior Vice President, Global Operations and Information Technology (since 2002), Senior Vice President, Global Operations (2000–2002); and prior to joining the Company, Director, Supply Chain at Pepsi Bottling Group/Pepsico (1997–2000).

Karen A. Maloney	48	1997	Senior Vice President, Corporate Finance and Chief Accounting Officer (since 2004); Vice President and Corporate Controller (1998-2004).

Heather J. Myers	40	2003

Senior Vice President, Strategic Planning & Business Development (since 2003). Prior to joining the Company, Independent Media & Entertainment Consultant (2002–2003); and from 1995–2001, various positions at Vivendi Universal (formerly Seagram Company Ltd.), including Executive Vice President/ General Manager, Universal Global e, Universal Music Group (1999–2001).

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

The Company maintains its principal offices in the metropolitan New York area, where it leases approximately 600,000 square feet of space. The Company also owns or leases approximately 1.6 million square feet of office and warehouse space for its primary warehouse and distribution facility located in the Jefferson City, Missouri area. In addition, the Company owns or leases approximately 2.7 million square feet of office and warehouse space in over 80 facilities in the United States, principally for Scholastic Book Fairs.

In fiscal 2003, the Company acquired the Maumelle Facility consisting of a 500,000 square foot main floor and a 246,000 square foot mezzanine. This facility serves as the Company’s primary packaging and fulfillment center for its continuity programs.

Additionally, the Company owns or leases approximately 1.7 million square feet of office and warehouse space in over 100 facilities in Canada, the United Kingdom, Australia, New Zealand, Southeast Asia and elsewhere around the world for its international businesses.

The Company considers its properties adequate for its current needs. With respect to the Company’s leased properties, no difficulties are anticipated in negotiating renewals as leases expire or in finding other satisfactory space, if current premises become unavailable. For further information concerning the Company’s obligations under its leases, see Notes 1 and 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

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

	For fiscal years ended May 31,

	2005		2004

	High	Low	High	Low

First Quarter	$30.38	$25.90	$32.68	$26.00
Second Quarter	32.98	28.34	35.16	28.00
Third Quarter	37.75	31.71	35.74	30.64
Fourth Quarter	40.04	33.08	32.73	26.07

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

The number of holders of record of Class A Stock and Common Stock as of July 22, 2005 were 3 and approximately 14,000, respectively.

Item 6 |	Selected Financial Data

				(Amounts in millions, except per share data)
						For fiscal years ended May 31,

	2005	2004		2003		2002	2001

		Restated	(1)	Restated	(1)	Restated (1)	Restated	(1)

Statement of Income Data:
Total revenues	$2,079.9	$2,233.8		$1,958.3		$1,917.0	$1,962.3
Cost of goods sold(2)(3)	970.5	1,086.8		882.1		852.1	972.6
Selling, general and administrative expenses(2)	849.2	870.1		813.1		765.1	766.8
Bad debt expense(2)	62.2	90.3		72.3		68.7	75.5
Other operating costs:
Depreciation and amortization	63.1	62.1		52.1		41.4	46.5
Special severance charges(4)	—	3.3		10.9		—	—
Litigation and other charges(5)	—	—		1.9		1.2	—
Operating income	134.9	121.2		125.9		188.5	100.9
Other income (expense)(6)	—	8.0		2.9		(2.0)	—
Interest income	1.0	0.4		0.3		0.3	0.7
Interest expense	36.2	40.0		38.6		38.3	48.6
Earnings before Cumulative effect of accounting change	64.3	57.8		58.8		95.7	33.7
Cumulative effect of accounting change (net of income taxes)(7)	—	—		—		(5.2)	—
Net income	64.3	57.8		58.8		90.5	33.7

Earnings per share before Cumulative effect of accounting change:
Basic	$1.61	$1.47		$1.50		$2.60	$0.97
Diluted	$1.58	$1.44		$1.46		$2.44	$0.94
Earnings per share:
Basic	$1.61	$1.47		$1.50		$2.46	$0.97
Diluted	$1.58	$1.44		$1.46		$2.31	$0.94

Weighted average shares outstanding – basic	40.0	39.4		39.1		36.7	34.7
Weighted average shares outstanding – diluted	40.8	40.1		40.1		40.1	36.1

Balance Sheet Data:
Working capital	$564.5	$467.4		$381.9		$449.6	$378.0
Cash and cash equivalents	110.6	17.8		58.6		10.7	13.8
Total assets	1,931.4	1,831.8		1,863.0		1,694.9	1,559.8
Long-term debt (excluding capital leases)	476.5	492.5		482.2		525.8	585.3
Long-term capital lease obligations	63.4	63.8		58.2		56.8	55.9
Total capital lease obligations	74.4	74.0		66.8		61.7	60.2
Total stockholders’ equity	937.1	845.4		762.6		708.8	486.6

Certain prior year amounts have been reclassified to conform with the present year presentation.

(1)

In connection with a comprehensive review of its lease accounting practices, the Company revised its accounting for certain leases to appropriately classify certain leases as capital leases and to reflect future payment escalation clauses in determining rent expense. As a result, stockholders’ equity as of May 31, 2000 was reduced by $4.7, the cumulative effect of the after-tax impact of these changes. In addition, net income for the fiscal years ended May 31, 2004, 2003, 2002 and 2001 increased (decreased) by $(0.6), $0.2, $(3.0), and $(2.5), respectively; and diluted earnings per share for the fiscal years ended May 31, 2004, 2003, 2002 and 2001 increased (decreased) by $(0.02), $0.01, $(0.07), and $(0.07), respectively.

(2)

In fiscal 2004, the Company recorded pre-tax charges of $25.4, or $0.41 per diluted share, in connection with a review of its continuity business. These charges have been recorded primarily as components of Cost of goods sold of $6.8; Selling, general and administrative expenses of $15.2; and Bad debt expense of $2.0. In fiscal 2005, the Company recorded additional pre-tax charges of $3.8, or $0.06 per diluted share, primarily related to severance costs due to the review of its continuity business, which have been recorded as a component of Selling, general and administrative expenses.

(3)	In fiscal 2001, the Company decided not to update Scholastic Literacy Place®, which resulted in a pre-tax special charge of $72.9, or $1.20 per diluted share, recorded in Cost of goods sold.

(4)

In fiscal 2004 and 2003, the Company recorded pre-tax Special severance charges of $3.3, or $0.05 per diluted share, and $10.9, or $0.18 per diluted share, respectively, relating to a reduction in its work force announced in May 2003 but implemented in those periods.

(5)

The fiscal 2003 pre-tax charge of $1.9, or $0.03 per diluted share, relates to the settlement of a securities lawsuit initiated in 1997. The fiscal 2002 pre-tax charge of $1.2, or $0.02 per diluted share, relates to the settlement of a lawsuit initiated in 1995.

(6)

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

(7)

In fiscal 2002, the Company adopted Statement of Position No. 00-2, “Accounting by Producers and Distributors of Films,” which resulted in an after-tax charge of $5.2, or $0.13 per diluted share, recorded as a Cumulative effect of accounting change.

Item 7 |	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Scholastic is the world’s largest publisher and distributor of children’s books and a leader in educational technology. The Company distributes its products and services through a variety of channels, including school-based book clubs, school-based book fairs, school-based and direct-to-home continuity programs, retail stores, schools, libraries, the internet and television networks. The Company categorizes its businesses into four operating segments: Children’s Book Publishing and Distribution; Educational Publishing; Media, Licensing and Advertising (which collectively represent the Company’s domestic operations); and International. This classification reflects the nature of products and services consistent with the method by which the Company’s chief operating decision-maker assesses operating performance and allocates resources.

The following discussion and analysis of the Company’s financial position should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes included in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Overview and Outlook

Fiscal 2005 revenues decreased 6.9% from fiscal 2004 to approximately $2.1 billion. Lower fiscal 2005 revenues in the Company’s Children’s Book Publishing and Distribution segment, primarily due to the prior year release of Harry Potter and the Order of the Phoenix and lower revenues in the continuity business, were partially offset by revenue growth in the Educational Publishing segment, led by strong sales of educational technology products, including the Company’s READ 180 reading intervention program, and revenue growth in the International segment.

Operating income increased by 11.3% to $134.9 million in fiscal 2005, principally due to higher profits in the Educational Publishing, International and Media, Licensing and Advertising segments. These increases were partially offset by lower profits in the Children’s Book Publishing and Distribution segment.

The Company’s focus is on expanding margins, while growing revenues. For fiscal 2006, the Company’s goals are based on: (1) revenue and profit growth in the Children’s Book Publishing and Distribution segment, built on: revenue and profit growth in the Company’s trade business driven principally by the release of Harry Potter and the Half-Blood Prince; revenue growth in school-based book clubs and book fairs; and profit growth on relatively flat revenue in the continuity business; (2) growth in revenue and profit in the Educational Publishing segment, led by sales of educational technology products; (3) strengthening the Media, Licensing and Advertising and International segments for future growth; and (4) achieving operating improvements and efficiencies, with a continued focus on generating free cash flow.

Critical Accounting Policies and Estimates

In connection with a comprehensive review of its lease accounting practices, the Company determined that certain leases previously classified as operating leases should have been classified as capital leases and that the calculation of rent expense from certain other operating leases did not properly reflect future payment escalation clauses. As a result, the Company has revised its accounting for these leasing transactions and restated its previously issued annual and interim consolidated financial statements. Note 1 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” provides a comprehensive description of the adjustments recorded in connection with the restatement.

General:
The Company’s discussion and analysis of its financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an ongoing basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable and installment receivables; sales returns; amortization periods; pension obligations; and recoverability of inventories, deferred promotion costs, deferred income taxes and tax reserves, prepublication costs, royalty advances, goodwill and other intangibles.

The following policies and account descriptions include all those identified by the Company as critical to its business operations and the understanding of its results of operations:

Revenue recognition:
The Company’s revenue recognition policies for its principal businesses are as follows:

School - Based Book Clubs – Revenue from school-based book clubs is recognized upon shipment of the products.

School - Based Book Fairs – Revenue from school-based book fairs is recognized ratably as each book fair occurs.

Continuity Programs – The Company operates continuity programs whereby customers generally place a single order and receive multiple shipments of books and other products over a period of time. Revenue from continuity programs is recognized at the time of shipment or, in applicable cases, upon customer acceptance. Reserves for estimated returns are established at that time and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns. Actual returns could differ from the Company’s estimate. A one percentage point change in the estimated reserve for returns rate by product and media would result in an increase or decrease in operating income of approximately $0.3 million.

Trade – Revenue from the sale of children’s books for distribution in the retail channel primarily is recognized at the time of shipment, which generally is when title transfers to the customer or when the product is on sale and available to the public. A reserve for estimated returns is established at that time and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns.

Actual returns could differ from the Company’s estimate. A one percentage point change in the estimated reserve for returns rate would result in an increase or decrease in operating income of approximately $1.0 million.

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

For the fiscal years ended May 31, 2005, 2004 and 2003, no significant changes have been made to the underlying assumptions related to the revenue recognition policy or the methodology applied.

Accounts receivable:
Accounts receivable are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for returns are based on historical return rates and sales patterns.
Allowances for doubtful accounts are established through the evaluation of accounts receivable agings and prior collection experience to estimate the ultimate collectability of these receivables. A one percentage point change in the estimated bad debt reserve rates, which are applied to the accounts receivable agings, would result in an increase or decrease in operating income of approximately $0.7 million.

Inventories:
Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates and sales patterns of its products.

Deferred promotion costs:
Deferred promotion costs represent direct mail and telemarketing promotion costs incurred to acquire customers in the Company’s continuity and magazine businesses. Promotional costs are deferred when incurred and amortized in the proportion that current revenues bear to estimated total revenues. The Company regularly evaluates the operating performance of the promotions over their life cycle based on historical and forecasted demand and adjusts the carrying value accordingly. Except as discussed above, all other advertising costs are expensed as incurred. A one percentage point change in estimated direct mail and telemarketing revenues would not materially affect operating performance.

Leases:
Lease agreements are evaluated to determine whether they are capital or operating leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting For Leases,” as amended (“SFAS No. 13”). When substantially all of the risks and benefits of property ownership have been transferred to the Company, as determined by the test criteria in SFAS No. 13, the lease then qualifies as a capital lease.

Capital leases are capitalized at the lower of the net present value of the total amount of rent payable under the leasing agreement (excluding finance charges) or the fair market value of the leased asset. Capital lease assets are depreciated on a straight-line basis, over a period consistent with the Company’s normal depreciation policy for tangible fixed assets, but generally not exceeding the lease term. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

Prepublication costs:
The Company capitalizes the art, prepress, editorial and other costs incurred in the creation of the master copy of a book or other media (the “prepublication costs”). Prepublication costs are amortized on a straight-line basis over a three to seven year period based on expected future revenues. The Company regularly reviews the recoverability of the capitalized costs.

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

Pension obligations – Scholastic Corporation and certain of its subsidiaries have defined benefit pension plans covering the majority of their employees who meet certain eligibility requirements. The Company follows SFAS No. 87, “Employers’ Accounting for Pensions,” in calculating the existing benefit obligations and net cost under the plans. These calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets, and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost. A one percentage point change in the discount rate and expected long-term return on plan assets would result in an increase or decrease in operating income of approximately $0.1 million and $1.2 million, respectively. Pension benefits in the cash balance plan for employees located in the United States are based on formulas in which the employees’ balances are credited monthly with interest based on the average rate for one-year United States Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment period.

Other post-retirement benefits – Scholastic Corporation provides post-retirement benefits, consisting of healthcare and life insurance benefits, to retired United States-based employees. A majority of these employees may become eligible for these benefits if they reach normal retirement age while working for the Company. The post-retirement medical plan benefits are funded on a pay-as-you-go basis, with the Company paying a portion of the premium and the employee paying the remainder. The Company follows SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other than Pensions,” in calculating the existing benefit obligation, which is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the expected and accumulated benefit obligations and the service and interest cost components of net periodic post-retirement benefit cost. The assumed health care cost trend rate is used in the measurement of the long term expected increase in medical claims. A one percentage point change in the discount rate and the medical trend rate would result in an increase or decrease in operating income of approximately $0.1 million and $0.2 million, respectively.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Corporation’s Board of Directors. The Audit Committee has reviewed the Company’s disclosure relating to the policies described in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations

	($ amounts in millions, except per share data)

	For fiscal years ended May 31,

	2005		2004		2003

			Restated(1)		Restated(1)

	$	%(2)	$	%(2)	$	%(2)

Revenues:
Children’s Book Publishing and Distribution	1,152.5	55.4	1,358.6	60.8	1,189.9	60.8
Educational Publishing	404.6	19.5	369.1	16.5	325.9	16.6
Media, Licensing and Advertising	133.1	6.4	136.4	6.1	123.5	6.3
International	389.7	18.7	369.7	16.6	319.0	16.3

Total revenues	2,079.9	100.0	2,233.8	100.0	1,958.3	100.0

Cost of goods sold (exclusive of depreciation)	970.5	46.7	1,080.0	48.3	882.1	45.0
Cost of goods sold – Continuity charges(3)	—	—	6.8	0.3	—	—

Selling, general and administrative expenses	845.4	40.6	854.9	38.3	813.1	41.5
Selling, general and administrative expenses – Continuity charges(3)	3.8	0.2	15.2	0.7	—	—
Bad debt expense	62.2	3.0	88.3	4.0	72.3	3.7
Bad debt expense – Continuity charges(3)	—	—	2.0	0.1	—	—
Depreciation and amortization	63.1	3.0	62.1	2.8	52.1	2.7

Special severance charges(4)	—	—	3.3	0.1	10.9	0.6
Litigation and other charges(5)	—	—	—	—	1.9	0.1

Operating income	134.9	6.5	121.2	5.4	125.9	6.4
Other income(6)	—	—	8.0	0.4	2.9	0.2
Interest income	1.0	—	0.4	—	0.3	—
Interest expense	36.2	1.7	40.0	1.8	38.6	2.0
Earnings before income taxes	99.7	4.8	89.6	4.0	90.5	4.6
Net income	64.3	3.1	57.8	2.6	58.8	3.0

Earnings per share:
Basic	1.61		1.47		1.50
Diluted	1.58		1.44		1.46

Certain prior year amounts have been reclassified to conform with the present year presentation.

(1)

The Company has restated its previously issued annual and interim consolidated financial statements to appropriately classify certain leases as capital leases and reflect future payment escalation clauses in determining rent expense for certain operating leases. See “Critical Accounting Policies and Estimates” and Note 1 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” for a comprehensive description of the adjustments recorded in connection with the restatement.

(2)	Represents percentage of total revenues.

(3)

In fiscal 2004, the Company recorded pre-tax charges of $25.4, or $0.41 per diluted share, in connection with a review of its continuity business. These charges have been recorded primarily as components of: Cost of goods sold; Selling, general and administrative expenses; and Bad debt expense. In fiscal 2005, the Company recorded additional pre-tax charges of $3.8, or $0.06 per diluted share, primarily related to severance costs due to the review of its continuity business, which have been recorded as a component of Selling, general and administrative expenses.

(4)

In fiscal 2004 and 2003, the Company recorded pre-tax Special severance charges of $3.3, or $0.05 per diluted share, and $10.9, or $0.18 per diluted share, respectively, relating to a reduction in its work force announced in May 2003 but implemented in those periods.

(5)	The fiscal 2003 pre-tax charge of $1.9, or $0.03 per diluted share, relates to the settlement of a securities lawsuit initiated in 1997.

(6)

In fiscal 2004, the Company recorded a pre-tax net gain of $8.0, or $0.13 per diluted share, in connection with the early termination of a sublease by one of its tenants. In fiscal 2003, the Company sold a portion of an equity investment, resulting in a pre-tax gain of $2.9, or $0.05 per diluted share.

Results of Operations – Consolidated

Revenues for fiscal 2005 decreased 6.9%, or $153.9 million, to $2,079.9 million, as compared to $2,233.8 million in fiscal 2004. This decrease related primarily to $206.1 million in lower revenues from the Children’s Book Publishing and Distribution segment as compared to fiscal 2004, principally due to the fiscal 2004 release of Harry Potter and the Order of the Phoenix, the fifth book in the series. The decrease was partially offset by higher revenues from the Educational Publishing and International segments of $35.5 million and $20.0 million, respectively. Revenues for fiscal 2004 increased 14.1%, or $275.5 million, as compared to $1,958.3 million in fiscal 2003, due to revenue growth in each of the Company’s four operating segments, led by the Children’s Book Publishing and Distribution segment, which grew by $168.7 million, primarily from higher Harry Potter revenues.

Cost of goods sold as a percentage of revenues decreased to 46.7% in fiscal 2005, from 48.6% in the prior year. This decrease was primarily due to higher costs in fiscal 2004 related to the Harry Potter release. In fiscal 2004, Cost of goods sold as a percentage of revenues increased as compared to 45.0% in fiscal 2003, primarily due to the Harry Potter release. In fiscal 2004, Cost of goods sold included Continuity charges of $6.8 million, or 0.3% of revenues.

Selling, general and administrative expenses as a percentage of revenue in fiscal 2005 increased to 40.8% from 39.0% in the prior fiscal year, primarily due to the revenue benefit of the fiscal 2004 Harry Potter release without a corresponding increase in expense. In fiscal 2004, Selling, general and administrative expenses as a percentage of revenues decreased from 41.5% in fiscal 2003, primarily due to the Harry Potter release in fiscal 2004. In fiscal 2005 and fiscal 2004, Selling, general and administrative expenses included Continuity charges of $3.8 million, or 0.2% of revenues, and $15.2 million, or 0.7% of revenues, respectively.

Bad debt expense for fiscal 2005 decreased to $62.2 million, or 3.0% of revenues, compared to $90.3 million, or 4.1% of revenues, in the prior fiscal year, primarily related to lower bad debt in the Company’s continuity programs, which are included in the Children’s Book Publishing and Distribution segment. In fiscal 2004, Bad debt expense increased by $18.0 million, compared to $72.3 million, or 3.7% of revenues, in fiscal 2003. This increase was primarily attributable to higher bad debt expense from the Company’s continuity business in fiscal 2004. Bad debt expense in fiscal 2004 included Continuity charges of $2.0 million.

Depreciation and amortization expense for fiscal 2005 increased to $63.1 million, compared to $62.1 million in fiscal 2004. Depreciation and amortization expense for fiscal 2004 increased by $10.0 million, as compared to $52.1 million in fiscal 2003, primarily due to the completion of various information technology projects in fiscal 2003.

On May 28, 2003, the Company announced a reduction in its global work force of approximately 400 positions. This decision resulted in a Special severance charge of $10.9 million in fiscal 2003. In connection with that announcement, Special severance charges totalling $3.3 million were recorded in fiscal 2004 for employees notified in that fiscal year.

The resulting operating income for fiscal 2005 increased $13.7 million, or 11.3%, to $134.9 million, or 6.5% of revenues, compared to $121.2 million, or 5.4% of revenues, in the prior fiscal year. Fiscal 2005 and fiscal 2004 results included the Continuity charges of approximately $4 million and $25 million, respectively. Improved operating income for fiscal 2005 resulted primarily from $22.4 million in higher profits from the Educational Publishing segment, partially offset by a decrease of $11.1 million in the Children’s Book Publishing and Distribution segment as compared to the prior fiscal year, which reflected the release of Harry Potter and the Order of the Phoenix. In fiscal 2004, operating income decreased by $4.7 million, or 3.7%, including the Continuity charges of approximately $25 million, from $125.9 million, or 6.4% of revenues, in fiscal 2003.

In fiscal 2004, the Company recorded $8.0 million in Other income, representing the net gain on the early termination of a sublease by one of its tenants. Other income was $2.9 million in fiscal 2003, representing a gain from the sale of a portion of an interest in a French publishing company.

Interest expense for fiscal 2005 decreased $3.8 million to $36.2 million, as compared to $40.0 million in fiscal 2004. This decrease was primarily due to lower debt levels. Interest expense for fiscal 2004 increased $1.4 million, as compared to $38.6 million in fiscal 2003.

The Company’s effective tax rates were 35.5%, 35.5% and 35.0% of earnings before taxes for fiscal 2005, 2004 and 2003, respectively.

Net income increased 11.2% to $64.3 million, or 3.1% of revenues, in fiscal 2005, from $57.8 million, or 2.6% of revenues, in fiscal 2004. Net income decreased modestly in fiscal 2004 from $58.8 million, or 3.0% of revenues, in fiscal 2003. The basic and diluted earnings per share of Class A Stock and Common Stock were $1.61 and $1.58, respectively, in fiscal 2005, $1.47 and $1.44, respectively, in fiscal 2004, and $1.50 and $1.46, respectively, in fiscal 2003.

Results of Operations – Segments

In fiscal 2005, the Company reviewed the estimated Cost of goods sold related to products originated by the Media, Licensing and Advertising segment that are sold through channels included in the Children’s Book Publishing and Distribution segment. The Company determined that actual costs were lower and gross margins higher on these products than was previously estimated. As a result, the current and prior year inter-segment allocations were adjusted (the “Segment Reallocation”), resulting in higher gross margin and profits in the Media, Licensing and Advertising segment with an offsetting decrease in gross margin and profits in the Children’s Book Publishing and Distribution segment.

C H I L D R E N ’ S   B O O K  P U B L I S H I N G  A N D   D I S T R I B U T I O N
The Company’s Children’s Book Publishing and Distribution segment includes the publication and distribution of children’s books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.

			($ amounts in millions)

	2005		2004		2003

			Restated		Restated
Revenue	$1,152.5		$1,358.6		$1,189.9
Operating profit(1)	93.5	(2)	104.6	(2)	123.7

Operating margin(1)	8.1%		7.7%		10.4%

(1)	Reflects the Segment Reallocation.
(2)	Operating profit includes the portion of the Continuity charges related to this segment of approximately $4 in fiscal 2005 and approximately $22 in fiscal 2004.

Children’s Book Publishing and Distribution revenues accounted for 55.4% of the Company’s revenues in fiscal 2005 and 60.8% in both fiscal 2004 and fiscal 2003. In fiscal 2005, segment revenues decreased 15.2%, or $206.1 million, to $1,152.5 million from $1,358.6 million in fiscal 2004. This decrease relates primarily to a decline in the Company’s trade business of $142.2 million. Continuity program revenues decreased $73.8 million, as compared to the prior fiscal year, consistent with the Company’s previously announced plan to focus on its more productive continuity customers. These revenue decreases were partially offset by an increase of $17.0 million in revenues from the school-based book fairs business, as compared to the prior fiscal year.

In fiscal 2004, segment revenues increased 14.2%, or $168.7 million, from $1,189.9 million in fiscal 2003. This increase was primarily due to higher trade revenues of approximately $110 million driven by the release of the fifth Harry Potter book, Harry Potter and the Order of the Phoenix, as well as higher revenues from school-based book club and school-based book fairs, which increased $53.5 million and $18.0 million, respectively. These increases were partially offset by a decline in continuity program revenues of $15.5 million as compared to the prior fiscal year.

School-based book club revenues accounted for 34.4% of Children’s Book Publishing and Distribution revenues in fiscal 2005, compared to 29.7% in fiscal 2004 and 29.5% in fiscal 2003. In fiscal 2005, school-based book club revenues decreased by 1.8%, or $7.1 million, to $396.9 million, as compared to fiscal 2004, primarily due to lower revenue per order. In fiscal 2004, school-based book club revenues improved by 15.3%, or $53.5 million, to $404.0 million, as compared to fiscal 2003, primarily due to an increase in the number of orders aided by the July 2003 acquisition of selected assets of Troll Holdings, Inc., formerly a national school-based book club operator and publisher (“Troll”).

Revenues from school-based book fairs accounted for 31.5% of segment revenues in fiscal 2005, compared to 25.4% in fiscal 2004 and 27.5% in fiscal 2003. In fiscal 2005, school-based book fair revenues increased by 4.9%, or $17.0 million, to $362.6 million, over fiscal 2004, which had increased 5.5%, or $18.0 million, to $345.6 million versus fiscal 2003. These increases were primarily due to growth in revenue per fair.

In fiscal 2005, continuity revenues accounted for 18.4% of segment revenues, as compared to 21.0% in fiscal 2004 and 25.3% in fiscal 2003. Revenues from the continuity business in fiscal 2005 decreased 25.8%, or $73.8 million, to $212.1 million, as compared to fiscal 2004, consistent with the Company’s previously announced plan to focus on its more productive customers. Revenues from the continuity business in fiscal 2004 decreased 5.1%, or $15.5 million, to $285.9 million, as compared to fiscal 2003, principally as a result of lower net revenues generated through telemarketing, which was adversely affected by the implementation, effective October 1, 2003, of the National Do Not Call Registry legislation.

The trade distribution channel accounted for 15.7% of segment revenues in fiscal 2005, as compared to 23.9% in fiscal 2004 and 17.7% in fiscal 2003. Trade revenues decreased in fiscal 2005 by $142.2 million, or 44.0%, to $180.9 million, compared to $323.1 million in fiscal 2004, principally due to a decline in Harry Potter revenues of approximately $155 million, partially offset by increased non-Harry Potter revenues. In fiscal 2004, trade revenues increased 53.6%, or $112.7 million, from $210.4 million in fiscal 2003, substantially due to the fiscal 2004 release of Harry Potter and the Order of the Phoenix. Trade revenues for Harry Potter were approximately $20 million, $175 million and $50 million in fiscal 2005, 2004 and 2003, respectively.

Segment operating profit in fiscal 2005 declined $11.1 million, or 10.6%, to $93.5 million, or 8.1% of revenues, compared to $104.6 million, or 7.7% of revenues, in fiscal 2004.This decline was principally due to lower operating results for the Company’s trade business, which decreased by approximately $27 million, primarily due to lower Harry Potter revenues, partially offset by an increase in operating profit from continuity programs of approximately $22 million. In fiscal 2004, the Company experienced greater than anticipated challenges in its continuity business, including the effects of the National Do Not Call Registry legislation. These challenges resulted in lower net revenue generated through telemarketing, increased promotion costs and higher bad debt provisions. As a result, the Company reviewed and made changes in its continuity business in fiscal 2004, and recorded Continuity charges in fiscal 2004 and fiscal 2005 of approximately $25 million and $4 million, respectively, of which approximately $22 million and $4 million, respectively, applied to this segment.

In fiscal 2004, segment operating profit declined $19.1 million, or 15.4%, compared to $123.7 million, or 10.4% of revenues, in fiscal 2003. This decline was primarily due to lower operating results for continuity programs, which decreased by approximately $55 million in fiscal 2004, partially offset by improvements in the Company’s trade business of approximately $20 million, resulting primarily from higher Harry

Potter revenues, and in the school-based book club business of approximately $15 million.

The following highlights the results of the direct-to-home portion of the Company’s continuity programs, which consists primarily of the business formerly operated by Grolier and included in the Children’s Book Publishing and Distribution segment.

Direct-to-home continuity			($ amounts in millions)

	2005		2004		2003

			Restated		Restated
Revenue	$147.5		$203.8		$212.3
Operating (loss) profit	(2.8	)(1)	(10.4	)(1)	30.9

Operating margin	*		*		14.6%

*	not meaningful

(1)	Operating loss includes the direct-to-home portion of the Continuity charges related to this segment of approximately $4 in fiscal 2005 and approximately $15 in fiscal 2004.

In fiscal 2005, revenues from the direct-to-home portion of the Company’s continuity business decreased to $147.5 million, from $203.8 million in fiscal 2004, compared to $212.3 million in fiscal 2003.

The direct-to-home continuity business operating loss was $2.8 million in fiscal 2005 compared to a $10.4 million operating loss in fiscal 2004, primarily due to the approximately $15 million effect of the prior year Continuity charge attributable to the direct-to-home portion of the continuity business. In fiscal 2003, operating profit from the direct-to-home continuity business was $30.9 million.

Excluding the direct-to-home continuity business, segment revenues in fiscal 2005 were $1,005.0 million, as compared to $1,154.8 million in fiscal 2004 and $977.6 million in fiscal 2003, and segment operating profit in fiscal 2005 was $96.3 million, compared to $115.0 million in fiscal 2004 and $92.8 million in fiscal 2003.

E D U C A T I O N A L    P U B L I S H I N G
The Company’s Educational Publishing segment includes the publication and distribution to schools and libraries of educational technology products, curriculum materials, children’s books, classroom magazines and print and on-line reference and non-fiction products for grades pre-K to 12 in the United States.

		($ amounts in millions)

	2005	2004	2003

		Restated	Restated
Revenue	$404.6	$369.1	$325.9
Operating profit	78.5	56.1	43.8

Operating margin	19.4%	15.2%	13.4%

Segment revenues accounted for 19.5% of the Company’s revenues in fiscal 2005, compared to 16.5% in fiscal 2004 and 16.6% in fiscal 2003. In fiscal 2005, Educational Publishing revenues increased to $404.6 million from $369.1 million in fiscal 2004. This $35.5 million increase was primarily due to higher revenues from sales of educational technology products, including the Company’s READ 180 reading intervention program. In fiscal 2004, the $43.2 million increase in Educational Publishing revenues as compared to fiscal 2003 was primarily due to higher sales of children’s books to public schools systems as classroom libraries and other collections, which increased $28.3 million, and educational technology products, which increased $17.4 million.

Segment operating profit in fiscal 2005 increased by $22.4 million, or 39.9%, to $78.5 million, as compared to the prior fiscal year, primarily due to revenue growth from sales of educational technology products, which have higher gross margins. In fiscal 2004, segment operating profit increased $12.3 million, or 28.1%, from $43.8 million in fiscal 2003, primarily due to the increase in revenues, as well as improved gross margins resulting from a favorable sales mix.

M E D I A ,   L I C E N S I N G   A N D   A D V E R T I S I N G
The Company’s Media, Licensing and Advertising segment includes the production and/or distribution of software in the United States; the production and/or distribution, primarily by and through SEI, of programming and consumer products (including children’s television programming, videos, software, feature films, promotional activities and non-book merchandise); and advertising revenue, including sponsorship programs.

		($ amounts in millions)

	2005	2004	2003

		Restated	Restated
Revenue	$133.1	$136.4	$123.5
Operating profit(1)	11.0	10.9	12.2

Operating margin(1)	8.3%	8.0%	9.9%

(1)	Reflects the Segment Reallocation.

Media, Licensing and Advertising revenues accounted for 6.4% of the Company’s revenues in fiscal 2005, 6.1% in fiscal 2004 and 6.3% in fiscal 2003. In fiscal 2005, segment revenues decreased by $3.3 million, or 2.4%, to $133.1 million from $136.4 million in fiscal 2004. This decrease was due principally to a decline of $6.8 million in programming revenue, primarily as a result of the fiscal 2004 release of the feature film Clifford’s Really Big Movie, partially offset by increased revenues of $2.9 million from Back to Basic Toys, the Company’s direct-to-home toy catalog. In fiscal 2004, segment revenues increased by $12.9 million, or 10.4%, from $123.5 million in fiscal 2003, primarily due to $17.5 million of incremental revenues generated from Back to Basics Toys, which the Company acquired in August 2003. Additionally, programming revenues increased by $5.9 million, primarily due to the effect of Clifford’s Really Big Movie. These revenue increases were partially offset by $9.6 million in decreased revenues from software and multimedia products.

Media, Licensing and Advertising operating profit remained relatively flat at $11.0 million, or 8.3% of revenues, in fiscal 2005, compared to $10.9 million, or 8.0% of revenues, in fiscal 2004. In fiscal 2004, profit decreased $1.3 million from $12.2 million, or 9.9% of revenues, in fiscal 2003.

I N T E R N A T I O N A L

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

		($ amounts in millions)

	2005	2004		2003

		Restated		Restated
Revenue	$389.7	$369.7		$319.0
Operating profit	30.3	23.5	(1)	19.3

Operating margin	7.8%	6.4%		6.1%

(1)	Fiscal 2004 operating profit includes the portion of the Continuity charges related to this segment of approximately $3.

International revenues accounted for 18.7% of the Company’s revenues in fiscal 2005, 16.6% in fiscal 2004 and 16.3% in fiscal 2003. Segment revenues increased $20.0 million, or 5.4%, to $389.7 million in fiscal 2005 from $369.7 million in fiscal 2004, primarily due to the favorable impact of foreign currency exchange rates. In fiscal 2004, International revenues increased $50.7 million, or 15.9%, from $319.0 million in fiscal 2003, primarily due to the favorable impact of foreign currency exchange rates of $36.5 million and increased revenues from the Company’s export business of $12.3 million.

International operating profit increased $6.8 million to $30.3 million, or 7.8% of revenues, in fiscal 2005 from $23.5 million, or 6.4% of revenues, in fiscal 2004. This increase was primarily due to higher operating profit in Australia. In fiscal 2004, operating profit increased $4.2 million, or 21.8%, from $19.3 million, or 6.1% of revenues, in fiscal 2003, primarily due to an increase in operating profit from the export business.

Liquidity and Capital Resources

Cash and cash equivalents were $110.6 million at May 31, 2005, compared to $17.8 million at May 31, 2004 and $58.6 million at May 31, 2003.

Cash flow provided by operations increased $25.3 million to $246.6 million in fiscal 2005 compared to $221.3 million in fiscal 2004, on improved net income of $6.5 million, primarily as a result of changes in working capital. Inventory decreased by $3.2 million in fiscal 2005 compared to an increase of $14.7 in fiscal 2004, primarily due to growth in inventory levels in school-based book clubs and book fairs in fiscal 2004. The deferred income tax provision increased $17.8 million to $20.4 million in fiscal 2005 compared to $2.6 million in fiscal 2004, principally due to the utilization of deferred tax assets related to the allowance for doubtful accounts. Deferred promotion costs decreased $2.7 million in fiscal 2005 compared to a decrease of $12.6 million in fiscal 2004, primarily due to the prior year write-down of deferred promotion costs included in the Continuity charges. Amortization of prepublication and production costs decreased $11.4 million to $67.7 million in fiscal 2005 compared to $79.1 million in fiscal 2004, primarily due to the higher amortization of production costs in fiscal 2004 related to Clifford’s Really Big Movie. Accounts payable and other accrued expenses decreased $12.8 million in fiscal 2005 compared to an increase of $8.3 million in fiscal 2004, primarily due to the timing of payments.

Cash outflow for investing activities was $160.4 million for fiscal 2005. Prepublication expenditures totaled $58.0 million in fiscal 2005, an increase of $4.8 million from fiscal 2004, primarily due to development of a new version of READ 180. Additions to property, plant and equipment totaled $49.8 million in fiscal 2005, an increase of $6.4 million from fiscal 2004, principally due to information technology spending.

Cash flow provided by financing activities was $6.5 million in fiscal 2005, compared to a $114.9 million use of cash in fiscal 2004. In fiscal 2004, Scholastic Corporation repaid all $125.0 million of its outstanding 7% Notes at maturity.

Due to the seasonality of its businesses, as discussed in Item 1, “Business—Seasonality,” the Company experiences negative cash flow in the June through October time period. As a result of the Company’s business cycle, seasonal borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

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

The following table summarizes, as of May 31, 2005, the Company’s contractual cash obligations by future period (see Notes 3 and 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

		Payments Due by Period

Contractual Obligations	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years	Total

Long-term debt(1)	$26.0	$343.5	$17.5	$192.5	$579.5
Lines of credit and short-term debt(1)	26.2	—	—	—	26.2
Capital leases(1)	16.5	21.0	14.5	224.1	276.1
Operating leases	27.4	35.1	17.1	51.9	131.5
Royalty advances	7.5	1.2	0.2	—	8.9
Other obligations	1.7	—	—	—	1.7

Total	$105.3	$400.8	$49.3	$468.5	$1,023.9

(1)	Includes principal and interest.

Financing

On March 31, 2004, Scholastic Corporation and Scholastic Inc. entered into an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which replaced a similar loan agreement that was scheduled to expire on August 11, 2004. The Credit Agreement, which expires on March 31, 2009, provides for aggregate borrowings of up to $190.0 million (with a right in certain circumstances to increase borrowings to $250.0 million), including the issuance of up to $10.0 million in letters of credit. Interest under this facility is either at the prime rate or at a rate 0.325% to 0.975% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee (where applicable) as of May 31, 2005 were 0.675% over LIBOR, 0.20% and 0.125%, respectively. The Credit Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. There were no borrowings outstanding under the Credit Agreement at May 31, 2005, as compared to $12.0 million at May 31, 2004 at a weighted average interest rate of 1.7%.

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). As amended effective April 30, 2004, the Revolver provides for unsecured revolving credit of up to $40.0 million and expires on March 31, 2009. Interest under this facility is either at the prime rate minus 1%, or at a rate 0.375% to 1.025% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of May 31, 2005 were 0.725% over LIBOR and 0.20%, respectively. The Revolver contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. There were no borrowings outstanding under the Revolver at May 31, 2005, as compared to $2.2 million at May 31, 2004, at a weighted average interest rate of 3.0%.

Unsecured lines of credit available in local currencies to Scholastic Corporation’s international subsidiaries were, in the aggregate, equivalent to $61.8 million at May 31, 2005, as compared to $62.1 million at May 31, 2004. These lines are used primarily to fund local working capital needs. At May 31, 2005, borrowings equivalent to $24.7 million were outstanding under these lines of credit, as compared to $23.0 million at May 31, 2004 at weighted average interest rates of 5.4% and 5.5% at May 31, 2005 and 2004, respectively.

The Company’s total debt obligations at May 31, 2005 and 2004 were $501.4 million and $516.6 million, respectively. For a complete description of all the Company’s debt obligations, see Note 3 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Acquisitions

In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such opportunities and prospects.

On April 27, 2005, the Company acquired all of the stock of Chicken House Publishing Ltd., a United Kingdom publisher of children’s books. During fiscal 2004, the Company acquired certain assets of Troll and the stock of BTBCAT, Inc., which operates the Back to Basics direct-to-home toy catalog business.

N E W   A C C O U N T I N G   P R O N O U N C E M E N T S
In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, as currently permitted but not required under SFAS No. 123. As a result, the pro forma disclosures previously permitted under SFAS No. 123, as disclosed in Note 1 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” will no longer be an alternative to financial statement recognition, effective for the Company commencing June 1, 2006. Retroactive application of the fair value recognition provisions of SFAS No. 123R to all prior years for which SFAS No. 123 was effective is permitted, but not required. Alternatively, a company may use the modified-prospective transition method for application of SFAS No. 123R. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption based on their grant-date fair value. For awards granted prior to the adoption date, the compensation cost of any unvested portion is recognized over the remaining service period, based on the grant-date fair value utilized in the SFAS 123 disclosure. The Company is currently evaluating the impact that the adoption of SFAS No. 123R will have on its financial position, results of operations and cash flows.

In December 2004, the FASB issued FASB Staff Position No.109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). FSP No.109-2 provides guidance on recording and disclosing the impact on income tax expense and deferred tax liabilities of the optional foreign earnings repatriation provision of the American Jobs Creation Act of 2004. The Company has elected not to repatriate foreign earnings pursuant to these provisions, and therefore the adoption of FSP No. 109-2 has had no impact on the Company’s financial position, results of operation or cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The Company is required to adopt FIN 47 no later than May 31, 2006 and is currently evaluating the impact that the adoption of FIN 47 will have on its financial position, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No.154”). Under the previous guidance, most voluntary changes in accounting principle were required to be recognized as the cumulative effect of a change in accounting principle within the net income of the periods in which the change is made. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has elected to adopt SFAS No.154 effective June 1, 2006.

F A C T O R S  T H A T  M A Y  A F F E C T  F U T U R E   R E S U L T S   A N D   F I N A N C I A L
C O N D I T I O N
This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in SEC filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, operating margins, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including the following and other risks and factors identified from time to time in the Company’s filings with the SEC:

•	The Company’s ability to continue to produce successful educational, trade, entertainment and software products;
•	The ability of the Company’s school-based book clubs and book fairs to successfully meet market needs;
•	The ability of the Company to successfully execute its plan with regard to its continuity business;
•	The Company’s ability to maintain relationships with its creative talent;
•	Changes in purchasing patterns in and the strength of educational, trade, entertainment and software markets;
•	Competition from other educational and trade publishers and media, entertainment and internet companies;
•	Significant changes in the publishing industry, especially relating to the distribution and sale of books;
•	The effect on the Company of volatility in the price of paper and periodic increases in postage rates through traditional and emerging channels;
•	The Company’s ability to effectively use the Internet to support its existing businesses and to launch successful new Internet initiatives;
•	The impact of governmental initiatives, including the expansion of restrictions on communications with actual and potential customers;
•	The general risks attendant to the conduct of business in foreign countries;
•	The general risks inherent in the market impact of rising interest rates with regard to its variable-rate debt facilities.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 5% of the Company’s debt at May 31, 2005 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 7% at May 31, 2004. The Company is subject to the risk that market interest rates will increase and thereby increase the interest charged under its variable-rate debt. Additional information relating to the Company’s outstanding financial instruments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of May 31, 2005 (see Note 3 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

	($ amounts in millions)

									Fair Value as of May 31, 2005
	Fiscal Year Maturity

	2006	2007	2008	2009	(1)	2010	Thereafter	Total

Debt Obligations
Lines of credit	$24.7	$—	$—	$—		$—	$—	$24.7	$24.7
Average interest rate	5.36%
Long-term debt including current portion:
Fixed-rate debt	$0.2	$300.0	$—	$—		$—	$175.0	$475.2	$480.3
Average interest rate	13.0%	5.75%					5.0%

(1)	The Credit Agreement and Revolver, with credit lines totalling $230.0, expire in fiscal 2009.

Item 8 |	Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statements Schedule	Page (s)

Consolidated Statements of Income for the years ended May 31, 2005, 2004 and 2003	31

Consolidated Balance Sheets at May 31, 2005 and 2004	32-33

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended May 31, 2005, 2004 and 2003	34-35

Consolidated Statements of Cash Flows for the years ended May 31, 2005, 2004 and 2003	36

Notes to Consolidated Financial Statements	37-59

Reports of Independent Registered Public Accounting Firm	60-61

Supplementary Financial Information – Summary of Quarterly Results of Operations (unaudited)	62

The following consolidated financial statement schedule for the years ended May 31, 2005, 2004 and 2003 is filed with this annual report on Form 10-K:

Schedule II – Valuation and Qualifying Accounts and Reserves	S-2

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Statements of Income

	(Amounts in millions, except per share data)
	Years ended May 31,

	2005	2004	2003

		Restated	Restated

Revenues	$2,079.9	$2,233.8	$1,958.3
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation)	970.5	1,080.0	882.1
Cost of goods sold – Continuity charges	—	6.8	—
Selling, general and administrative expenses	845.4	854.9	813.1
Selling, general and administrative expenses – Continuity charges	3.8	15.2	—
Bad debt expense	62.2	88.3	72.3
Bad debt expense – Continuity charges	—	2.0	—
Other operating costs:
Depreciation and amortization	63.1	62.1	52.1
Special severance charges	—	3.3	10.9
Litigation and other charges	—	—	1.9

Total operating costs and expenses	1,945.0	2,112.6	1,832.4

Operating income	134.9	121.2	125.9
Other income	—	8.0	2.9
Interest income	1.0	0.4	0.3
Interest expense	36.2	40.0	38.6

Earnings before income taxes	99.7	89.6	90.5
Provision for income taxes	35.4	31.8	31.7

Net income	$64.3	$57.8	$58.8

Earnings per Share of Class A and Common Stock:

Net income:
Basic	$1.61	$1.47	$1.50
Diluted	$1.58	$1.44	$1.46

See accompanying notes

Consolidated Balance Sheets

ASSETS	2005	2004

		Restated
Current Assets:
Cash and cash equivalents	$110.6	$17.8
Accounts receivable (less allowance for doubtful accounts of $43.2 at May 31, 2005 and $63.2 at May 31, 2004)	269.6	265.7
Inventories	404.9	402.6
Deferred promotion costs	38.6	40.6
Deferred income taxes	71.7	73.4
Prepaid expenses and other current assets	43.9	42.6

Total current assets	939.3	842.7

Property, Plant and Equipment:
Land	13.3	13.4
Buildings	120.2	119.9
Furniture, fixtures and equipment	414.1	365.1
Leasehold improvements	161.9	157.5

	709.5	655.9

Less accumulated depreciation and amortization	(316.8)	(259.4)

Net property, plant and equipment	392.7	396.5

Other Assets and Deferred Charges:
Prepublication costs	120.2	116.7
Installment receivables (less allowance for doubtful accounts of $4.1 at May 31, 2005 and $5.1 at May 31, 2004)	10.6	13.1
Royalty advances	54.4	55.5
Production costs	9.7	5.5
Goodwill	254.2	249.7
Other intangibles	78.7	78.9
Noncurrent deferred income taxes	11.4	11.4
Other	60.2	61.8

Total other assets and deferred charges	599.4	592.6

Total assets	$1,931.4	$1,831.8

See accompanying notes

(Amounts in millions, except share data)
Balances at May 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2005	2004

		Restated
Current Liabilities:
Lines of credit and short-term debt	$24.9	$24.1
Capital lease obligations	11.0	10.2
Accounts payable	141.4	150.1
Accrued royalties	40.1	38.4
Deferred revenue	22.9	22.7
Other accrued expenses	134.5	129.8

Total current liabilities	374.8	375.3

Noncurrent Liabilities:
Long-term debt	476.5	492.5
Capital lease obligations	63.4	63.8
Other noncurrent liabilities	79.6	54.8

Total noncurrent liabilities	619.5	611.1

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value Authorized – 2,000,000 shares; Issued – None	—	—
Class A Stock, $.01 par value Authorized – 2,500,000 shares; Issued and outstanding – 1,656,200 shares	0.0	0.0
Common Stock, $.01 par value Authorized – 70,000,000 shares; Issued and outstanding – 39,076,544 shares (37,930,986 shares at May 31, 2004)	0.4	0.4
Additional paid-in capital	424.0	388.1
Deferred compensation	(2.1)	(0.6)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(2.2)	(4.5)
Minimum pension liability adjustment	(26.3)	(17.0)
Retained earnings	543.3	479.0

Total stockholders’ equity	937.1	845.4

Total liabilities and stockholders’ equity	$1,931.4	$1,831.8

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Class A Stock		Common Stock		Additional Paid-in Capital

	Shares	Amount	Shares	Amount

Balance at May 31, 2002, as Previously Reported	1,656,200	$0.0	37,417,222	$0.4	$373.7
Cumulative effect of restatement

Balance at May 31, 2002, as restated	1,656,200	0.0	37,417,222	0.4	373.7
Comprehensive income, as restated:
Net income, as restated
Other comprehensive income (loss), net:
Foreign currency translation adjustment
Minimum pension liability adjustment, net of tax of $7.3
Total other comprehensive loss
Total comprehensive income, as restated
Deferred compensation, net of amortization					1.2
Proceeds from issuance of common stock pursuant to employee stock plans			191,111	0.0	4.7
Tax benefit realized from stock option transactions					0.3

Balance at May 31, 2003, as restated	1,656,200	0.0	37,608,333	0.4	379.9
Comprehensive income, as restated:
Net income, as restated
Other comprehensive income, net:
Foreign currency translation adjustment
Minimum pension liability adjustment, net of tax of $6.2
Total other comprehensive income
Total comprehensive income, as restated
Deferred compensation, net of amortization			4,102	0.0	0.0
Proceeds from issuance of common stock pursuant to employee stock plans			318,551	0.0	7.6
Tax benefit realized from stock option transactions					0.6

Balance at May 31, 2004, as restated	1,656,200	0.0	37,930,986	0.4	388.1
Comprehensive income:
Net income
Other comprehensive income (loss), net:
Foreign currency translation adjustment
Minimum pension liability adjustment, net of tax of $5.3
Total other comprehensive loss
Total comprehensive income
Deferred compensation, net of amortization			8,993	0.0	2.2
Proceeds from issuance of common stock pursuant to employee stock plans			1,136,565	0.0	29.9
Tax benefit realized from stock option transactions					3.8

Balance at May 31, 2005	1,656,200	$0.0	39,076,544	$0.4	$424.0

See accompanying notes

(Amounts in millions, except share data)
Years ended May 31, 2005, 2004 and 2003

	Deferred Compensation	Foreign Currency Translation	Minimum Pension Liability	Retained Earnings	Total Stockholders’ Equity

Balance at May 31, 2002, as Previously Reported	$(0.4)	$(13.5)	$(13.9)	$372.6	$718.9
Cumulative effect of restatement				(10.2)	(10.2)

Balance at May 31, 2002, as restated	(0.4)	(13.5)	(13.9)	362.4	708.7
Comprehensive income, as restated:
Net income, as restated				58.8	58.8
Other comprehensive income (loss), net:
Foreign currency translation adjustment		3.7			3.7
Minimum pension liability adjustment, net of tax of $7.3			(14.1)		(14.1)

Total other comprehensive loss					(10.4)

Total comprehensive income, as restated					48.4
Deferred compensation, net of amortization	(0.7)				0.5
Proceeds from issuance of common stock pursuant to employee stock plans					4.7
Tax benefit realized from stock option transactions					0.3

Balance at May 31, 2003, as restated	(1.1)	(9.8)	(28.0)	421.2	762.6
Comprehensive income, as restated:
Net income, as restated				57.8	57.8
Other comprehensive income, net:
Foreign currency translation adjustment		5.3			5.3
Minimum pension liability adjustment, net of tax of $6.2			11.0		11.0

Total other comprehensive income					16.3

Total comprehensive income, as restated					74.1
Deferred compensation, net of amortization	0.5				0.5
Proceeds from issuance of common stock pursuant to employee stock plans					7.6
Tax benefit realized from stock option transactions					0.6

Balance at May 31, 2004, as restated	(0.6)	(4.5)	(17.0)	479.0	845.4
Comprehensive income:
Net income				64.3	64.3
Other comprehensive income (loss), net:
Foreign currency translation adjustment		2.3			2.3
Minimum pension liability adjustment, net of tax of $5.3			(9.3)		(9.3)

Total other comprehensive loss					(7.0)

Total comprehensive income					57.3
Deferred compensation, net of amortization	(1.5)				0.7
Proceeds from issuance of common stock pursuant to employee stock plans					29.9
Tax benefit realized from stock option transactions					3.8

Balance at May 31, 2005	$(2.1)	$(2.2)	$(26.3)	$543.3	$937.1

Consolidated Statements of Cash Flows

(Amounts in millions)
Years ended May 31,

	2005	2004	2003

		Restated	Restated
Cash flows provided by operating activities:
Net income	$64.3	$57.8	$58.8
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	62.2	90.3	72.3
Amortization of prepublication and production costs	67.7	79.1	61.0
Depreciation and amortization	63.1	62.1	52.1
Royalty advances expensed	32.8	20.8	31.6
Deferred income taxes	20.4	2.6	12.4
Non cash interest expense	1.3	1.2	1.2
Changes in assets and liabilities:
Accounts receivable	(61.6)	(99.3)	(90.2)
Inventories	3.2	(14.7)	(16.7)
Prepaid and other current assets	(0.3)	7.0	12.3
Deferred promotion costs	2.7	12.6	(7.5)
Accounts payable and other accrued expenses	(12.8)	8.3	21.5
Accrued royalties and deferred revenue	0.6	8.7	(4.1)
Tax benefit realized from stock option transactions	3.8	0.6	0.3
Other, net	(0.8)	(15.8)	(18.5)

Total adjustments	182.3	163.5	127.7

Net cash provided by operating activities	246.6	221.3	186.5
Cash flows used in investing activities:
Prepublication expenditures	(58.0)	(53.2)	(55.7)
Additions to property, plant and equipment	(49.8)	(43.4)	(83.9)
Royalty advances	(30.9)	(26.1)	(30.3)
Equity investment and related loan	—	—	(23.3)
Production expenditures	(18.0)	(15.6)	(15.5)
Acquisition-related payments	(3.7)	(8.8)	(10.2)
Proceeds from sale of investment	—	—	5.2
Other	—	(0.5)	(0.3)

Net cash used in investing activities	(160.4)	(147.6)	(214.0)
Cash flows provided by (used in) financing activities:
Borrowings under Loan Agreement, Revolver and Credit Facility	342.4	599.4	521.1
Repayments of Loan Agreement, Revolver and Credit Facility	(356.6)	(585.2)	(571.1)
Borrowings under Grolier Facility	—	—	138.0
Repayments of Grolier Facility	—	—	(188.0)
Repayment of 7% Notes	—	(125.0)	—
Proceeds received from issuance of 5% Notes, net of related costs	—	—	171.3
Borrowings under lines of credit	250.6	294.1	184.7
Repayments of lines of credit	(249.3)	(300.7)	(183.7)
Repayment of capital lease obligations	(10.5)	(9.0)	(6.9)
Proceeds pursuant to employee stock plans	29.9	7.6	4.7
Other	—	3.9	5.4

Net cash provided by (used in) financing activities	6.5	(114.9)	75.5
Effect of exchange rate changes on cash	0.1	0.4	(0.1)

Net increase (decrease) in cash and cash equivalents	92.8	(40.8)	47.9
Cash and cash equivalents at beginning of year	17.8	58.6	10.7

Cash and cash equivalents at end of year	$110.6	$17.8	$58.6

Supplemental information:
Income taxes paid	$10.1	$24.5	$14.6
Interest paid	30.0	39.0	32.5
Non cash investing and financing activities: Capital leases	9.5	15.1	10.9

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

Restatement of previously issued consolidated financial statements
In connection with a comprehensive review of its lease accounting practices, the Company determined that it was appropriate to restate its previously issued annual and interim consolidated financial statements. The restatement was principally attributable to the treatment of certain leases previously classified as operating leases that should have been classified as capital leases and certain other operating leases that previously did not reflect future payment escalation clauses in determining rent expense. The classification of certain capital leases as operating leases principally had the effect of excluding assets subject to capital leases and the related capital lease obligations from the Company’s Consolidated Balance Sheet and treating rental payments as rent expense, rather than as interest expense and principal payments on capital lease obligations. Also, not considering future payment escalation clauses in determining rent expense for certain operating leases principally had the effect of understating rent expense in the early periods of the lease agreements and overstating rent expense in the later periods of the lease agreements.

While the Company does not consider these corrections to be material to the Consolidated Statements of Income in any one fiscal period, the cumulative impact if recorded in fiscal 2005 would be material. Therefore, the Company has revised its accounting for these leasing transactions and restated its previously issued annual and interim Consolidated Financial Statements to appropriately classify its leases and to appropriately reflect future payment escalation clauses in determining rent expense.

The following is a summary of the impact of the restatement on the Company’s Consolidated Statements of Income for the years ended May 31, 2004 and May 31, 2003, the Consolidated Balance Sheet at May 31, 2004 and the Consolidated Statements of Cash Flows for the years ended May 31, 2004 and May 31, 2003:

(Amounts in millions, except per share data)

May 31, 2004

	As Previously Reported(1)	Adjustments	As Restated

Consolidated Statement of Income
Selling, general and administrative expenses	$869.7	$(14.8)	$854.9
Depreciation and amortization	53.5	8.6	62.1
Operating income	115.0	6.2	121.2
Interest expense	32.9	7.1	40.0
Earnings before income taxes	90.5	(0.9)	89.6
Provision for income taxes	32.1	(0.3)	31.8
Net income	58.4	(0.6)	57.8

Earnings per share of Class A and Common Stock:
Net Income:
Basic	$1.48	$(0.01)	$1.47
Diluted	1.46	(0.02)	1.44

Consolidated Balance Sheet
Property and equipment, net	$334.6	$61.9	$396.5
Noncurrent deferred income taxes	5.1	6.3	11.4
Other noncurrent assets	61.7	0.1	61.8
Total assets	1,763.5	68.3	1,831.8

Capital lease obligations—current	—	10.2	10.2
Total current liabilities	365.1	10.2	375.3

Capital lease obligations—non-current	—	63.8	63.8
Other noncurrent liabilities	49.9	4.9	54.8
Total noncurrent liabilities	542.4	68.7	611.1

Retained earnings	489.6	(10.6)	479.0
Total stockholders’ equity	856.0	(10.6)	845.4

Total liabilities and stockholders’ equity	1,763.5	68.3	1,831.8

Consolidated Statement of Cash Flows
Net cash provided by operating activities	$212.3	$9.0	$221.3
Net cash used in financing activities	(105.9)	(9.0)	(114.9)

(1)	Certain prior year amounts have been reclassified to conform to the present year presentation.

(Amounts in millions, except per share data)

May 31, 2003

	As Previously Reported(1)	Adjustments	As Restated

Consolidated Statement of Income
Selling, general and administrative expenses	$826.3	$(13.2)	$813.1
Depreciation and amortization	46.1	6.0	52.1
Operating income	118.7	7.2	125.9
Interest expense	31.8	6.8	38.6
Earnings before income taxes	90.1	0.4	90.5
Provision for income taxes	31.5	0.2	31.7
Net income	58.6	0.2	58.8

Earnings per share of Class A and Common Stock:
Net Income:
Basic	$1.50	$0.0	$1.50
Diluted	1.46	0.0	1.46

Consolidated Statement of Cash Flows
Net cash provided by operating activities	$179.2	$7.3	$186.5
Net cash provided by financing activities	82.8	(7.3)	75.5

(1)	Certain prior year amounts have been reclassified to conform to the present year presentation.

Use of estimates
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable and installment receivables; sales returns; amortization periods; pension obligations; and recoverability of inventories, deferred promotion costs, deferred income taxes and tax reserves, prepublication costs, royalty advances, goodwill and other intangibles.

Revenue recognition
The Company’s revenue recognition policies for its principal businesses are as follows:

School-Based Book Clubs – Revenue from school-based book clubs is recognized upon shipment of the products.

School-Based Book Fairs – Revenue from school-based book fairs is recognized ratably as each book fair occurs.

Continuity Programs – The Company operates continuity programs whereby customers generally place a single order and receive multiple shipments of books and other products over a period of time. Revenue from continuity programs is recognized at the time of shipment or, in applicable cases, upon customer acceptance. Reserves for estimated returns are established at that time and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns.

Trade – Revenue from the sale of children’s books for distribution in the retail channel primarily is recognized at the time of shipment, which generally is when title transfers to the customer or when the product is on sale and available to the public. A reserve for estimated returns is established at that time and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns.

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

Accounts receivable
Accounts receivable are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for returns are based on historical return rates and sales patterns. Allowances for doubtful accounts are established through the evaluation of accounts receivable agings and prior collection experience to estimate the ultimate collectability of these receivables.

Inventories
Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates and sales patterns of its products.

Deferred promotion costs
Deferred promotion costs represent direct mail and telemarketing promotion costs incurred to acquire customers in the Company’s continuity and magazine businesses. Promotional costs are deferred when incurred and amortized in the proportion that current revenues bear to estimated total revenues. The Company regularly evaluates the operating performance of the promotions over their life cycle based on historical and forecasted demand and adjusts the carrying value accordingly. Except as discussed above, all other advertising costs are expensed as incurred.

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

Leases
Lease agreements are evaluated to determine whether they are capital or operating leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting For Leases,” as amended (“SFAS No. 13”). When substantially all of the risks and benefits of property ownership have been transferred to the Company, as determined by the test criteria in SFAS No. 13, the lease then qualifies as a capital lease.

Capital leases are capitalized at the lower of the net present value of the total amount of rent payable under the leasing agreement (excluding finance charges) or the fair market value of the leased asset. Capital lease assets are depreciated on a straight-line basis, over a period consistent with the Company’s normal depreciation policy for tangible fixed assets, but generally not exceeding the lease term. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

Prepublication costs
The Company capitalizes the art, prepress, editorial and other costs incurred in the creation of the master copy of a book or other media (the “prepublication costs”). Prepublication costs are amortized on a straight-line basis over a three to seven year period based on expected future revenues. The Company regularly reviews the recoverability of the capitalized costs.

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

The Company believes that its taxable earnings, during the periods when the temporary differences giving rise to deferred tax assets become deductible or when tax benefit carryforwards may be utilized, should be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of the tax benefit carryforwards or the projected taxable earnings indicate that realization is not likely, the Company establishes a valuation allowance.

In assessing the need for a valuation allowance, the Company estimates future taxable earnings, with consideration for the feasibility of ongoing tax planning strategies and the realizability of tax benefit carryforwards, to determine which deferred tax assets are more likely than not to be realized in the future. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. In the event that actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially affect the Company’s Consolidated Financial Statements.

It is the Company’s policy to establish reserves for probable exposures as a result of an examination by tax authorities. The Company establishes the reserves based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve.

Other noncurrent liabilities
All of the rate assumptions discussed below impact the Company’s calculations of its pension and post-retirement obligations. The rates applied by the Company are based on the portfolios’ past average rates of return and discussions with its actuaries. Any change in market performance, interest rate performance, assumed health care costs trend rate, or compensation rates could result in significant changes in the Company’s pension and post-retirement obligations.

Pension obligations – Scholastic Corporation and certain of its subsidiaries have defined benefit pension plans covering the majority of their employees who meet certain eligibility requirements. The Company follows SFAS No. 87, “Employers’ Accounting for Pensions,” in calculating the existing benefit obligations and net cost under the plans. These calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets, and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost. Pension benefits in the cash balance plan for employees located in the United States are based on formulas in which the employees’ balances are credited monthly with interest based on the average for one-year United States Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment period.

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

Shipping and Handling Costs
Amounts billed to customers for shipping and handling are classified as revenue. Costs incurred in shipping and handling are recognized in cost of goods sold.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

Earnings per share
Basic earnings per share is based on the weighted average shares of Class A Stock and Common Stock outstanding. Diluted earnings per share is based on the weighted average shares of Class A Stock and Common Stock outstanding adjusted for the impact of potentially dilutive securities outstanding. The dilutive impact of options outstanding is calculated using the treasury stock method, which treats the options as if they were exercised at the beginning of the period, adjusted for Common Stock assumed to be repurchased with the proceeds and tax benefit realized upon exercise. Any potentially dilutive security is excluded from the computation of diluted earnings per share for any period in which it has an anti-dilutive effect. Options that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 1,485,110; 3,123,912; and 750,579 as of May 31, 2005, 2004 and 2003, respectively.

Stock-based compensation
Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock-based benefit plans. In accordance with APB No. 25, no compensation expense was recognized with respect to the Company’s stock-based benefit plans, as the exercise price of each stock option issued was equal to the market price of the underlying stock on the date of grant and the exercise price and number of shares subject to grant were fixed. If the Company had elected to recognize compensation expense based on the fair value of the options granted at the date of grant and in respect to shares issuable under the Company’s equity compensation plans as prescribed by SFAS No. 123, net income and basic and diluted earnings per share for the three fiscal years ended May 31 would have been reduced to the pro forma amounts indicated in the following table:

	2005	2004	2003

		Restated	Restated
Net income – as reported	$64.3	$57.8	$58.8
Add: Stock-based employee compensation included in reported net income, net of tax	0.8	0.4	0.5
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	13.0	13.6	14.5

Net income – pro forma	$52.1	$44.6	$44.8

	2005	2004	2003

		Restated	Restated
Earnings per share – as reported
Basic	$1.61	$1.47	$1.50
Diluted	1.58	1.44	1.46
Earnings per share – pro forma
Basic	$1.30	$1.13	$1.14
Diluted	1.28	1.12	1.14

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions for the three fiscal years ended May 31 as follows:

	2005	2004	2003

Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	55.2%	60.5%	61.5%
Risk-free interest rate	3.46%	2.92%	3.45%
Expected life of options	5 years	5 years	5 years

The weighted average fair values of options granted during fiscal 2005, 2004 and 2003 were $16.33, $15.02 and $18.00 per share, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the options’ vesting periods.

New accounting pronouncements
In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, as currently permitted but not required under SFAS No. 123. As a result, the pro forma disclosures previously permitted under SFAS No. 123, described under “Stock-based compensation” above, will no longer be an alternative to financial statement recognition, effective for the Company commencing June 1, 2006. Retroactive application of the fair value recognition provisions of SFAS No. 123R to all prior years for which SFAS No. 123 was effective is permitted, but not required. Alternatively, a company may use the modified-prospective transition method for application of SFAS No. 123R. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption based on their grant-date fair value. For awards granted prior to the adoption date, the compensation cost of any unvested portion is recognized over the remaining service period, based on the grant-date fair value utilized in the SFAS 123 pro forma disclosure. The Company is currently evaluating the impact that the adoption of SFAS No. 123R will have on its financial position, results of operations and cash flows.

In December 2004, the FASB issued Staff Position No.109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). FSP No.109-2 provides guidance on recording and disclosing the impact on income tax expense and deferred tax liabilities of the optional foreign earnings repatriation provision of the American Jobs Creation Act of 2004. The Company has elected not to repatriate foreign earnings pursuant to these provisions, and therefore the adoption of FSP No. 109-2 has had no impact on the Company’s financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The Company is required to adopt FIN 47 no later than May 31, 2006 and is currently evaluating the impact that the adoption of FIN 47 will have on its financial condition, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No.154”). Under the previous guidance, most voluntary changes in accounting principle were required to be recognized as the cumulative effect of a change in accounting principle within the net income of the period in which the change is made. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has elected to adopt SFAS No.154 effective June 1, 2006.

2. SEGMENT INFORMATION

The Company categorizes its businesses into four operating segments: Children’s Book Publishing and Distribution; Educational Publishing; Media, Licensing and Advertising (which collectively represent the Company’s domestic operations); and International. This classification reflects the nature of products and services consistent with the method by which the Company’s chief operating decision-maker assesses operating performance and allocates resources. Revenues and operating margin related to a segment’s products sold or services rendered through another segment’s distribution channel are reallocated to the segment originating the products or services.

•

Children’s Book Publishing and Distribution includes the publication and distribution of children’s books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.

•

Educational Publishing includes the publication and distribution to schools and libraries of educational technology products, curriculum materials, children’s books, classroom magazines and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States.

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

The following table sets forth information for the three fiscal years ended May 31 for the Company’s segments. In fiscal 2005, the Company reviewed the estimated Cost of goods sold related to products originated by the Media, Licensing and Advertising segment that are sold through channels included in the Children’s Book Publishing and Distribution segment. The Company determined that actual costs were lower and gross margins higher on these products than was previously estimated. As a result, the current and prior year inter-segment allocations were adjusted (the “Segment Reallocation”), resulting in higher gross margin and profits in the Media, Licensing and Advertising segment with an offsetting decrease in gross margin and profits in the Children’s Book Publishing and Distribution segment. Prior year segment results have been reclassified to reflect this reallocation.

	Children’s Book Publishing and Distribution	Educational Publishing	Media, Licensing and Advertising	Overhead(1)	Total Domestic	International	Consolidated

2005

Revenues	$1,152.5	$404.6	$133.1	$0.0	$1,690.2	$389.7	$2,079.9
Bad debt	51.1	1.3	0.3	0.0	52.7	9.5	62.2
Depreciation and amortization	14.6	3.4	1.7	37.4	57.1	6.0	63.1
Amortization(2)	16.1	32.3	17.3	0.0	65.7	2.0	67.7
Royalty advances expensed	27.3	2.4	1.1	0.0	30.8	2.0	32.8
Segment profit (loss)(3)	93.5	78.5	11.0	(78.4)	104.6	30.3	134.9
Segment assets	765.5	318.0	63.2	482.0	1,628.7	302.7	1,931.4
Goodwill	130.6	82.5	9.8	0.0	222.9	31.3	254.2
Expenditures for long-lived assets(4)	65.2	38.7	22.1	22.2	148.2	12.2	160.4
Long-lived assets(5)	320.9	187.1	37.1	295.3	840.4	107.0	947.4

2004 Restated

Revenues	$1,358.6	$369.1	$136.4	$0.0	$1,864.1	$369.7	$2,233.8
Bad debt	78.6	1.0	1.2	0.0	80.8	9.5	90.3
Depreciation and amortization	13.5	3.2	1.8	37.1	55.6	6.5	62.1
Amortization(2)	15.7	36.3	24.6	0.0	76.6	2.5	79.1
Royalty advances expensed	16.3	1.3	1.0	0.0	18.6	2.2	20.8
Segment profit (loss)(3)	104.6	56.1	10.9	(73.9)	97.7	23.5	121.2
Segment assets	744.9	309.5	59.6	415.6	1,529.6	302.2	1,831.8
Goodwill	127.9	82.5	10.7	0.0	221.1	28.6	249.7
Expenditures for long-lived assets(4)	53.3	35.5	27.6	21.5	137.9	9.2	147.1
Long-lived assets(5)	312.4	187.5	34.4	302.7	837.0	103.4	940.4

2003 Restated

Revenues	$1,189.9	$325.9	$123.5	$0.0	$1,639.3	$319.0	$1,958.3
Bad debt	64.1	0.8	1.0	0.0	65.9	6.4	72.3
Depreciation and amortization	11.4	3.9	3.1	30.5	48.9	3.2	52.1
Amortization(2)	16.4	27.8	16.3	0.0	60.5	0.5	61.0
Royalty advances expensed	25.8	2.5	0.9	0.0	29.2	2.4	31.6
Segment profit (loss)(3)	123.7	43.8	12.2	(73.1)	106.6	19.3	125.9
Segment assets	749.1	300.2	66.3	470.2	1,585.8	277.2	1,863.0
Goodwill	126.3	82.3	10.2	0.0	218.8	27.2	246.0
Expenditures for long-lived assets(4)	73.8	38.1	24.9	48.8	185.6	33.3	218.9
Long-lived assets(5)	302.8	191.7	39.9	303.0	837.4	99.9	937.3

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

(2)	Includes amortization of prepublication and production costs.

(3)

Segment profit (loss) represents earnings before other income, interest and income taxes. The impact on segment profit of the Segment Reallocation was: a decrease in Children’s Book Publishing and Distribution segment profit of $10.6, $9.4 and $14.1 in fiscal 2005, 2004 and 2003, respectively; and an increase in Media, Licensing and Advertising segment profit of $10.6, $9.4 and $14.1 in fiscal 2005, 2004 and 2003, respectively. In fiscal 2004, Children’s Book Publishing and Distribution and International include charges of $22.7 and $2.7, respectively, related to the Company’s review of its continuity business. In fiscal 2005, Children’s Book Publishing and Distribution includes additional charges of $3.8, primarily due to severence costs related to the prior year review of the continuity business.

(4)	Includes expenditures for property, plant and equipment, investments in prepublication and production costs, royalty advances and acquisitions of, and investments in, businesses.

(5)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles, royalty advances, production costs and long-term investments.

The following table separately sets forth information for the three fiscal years ended May 31 for the United States direct-to-home portion of the Company’s continuity programs, which consist primarily of the business formerly operated by Grolier Incorporated (“Grolier”) and are included in the Children’s Book Publishing and Distribution segment, and for all other businesses included in the segment:

	Direct-to-home			All Other			Total

	2005	2004	2003	2005	2004	2003	2005	2004	2003

	Restated		Restated		Restated	Restated		Restated	Restated
Revenues	$147.5	$203.8	$212.3	$1,005.0	$1,154.8	$977.6	$1,152.5	$1,358.6	$1,189.9
Bad debt	31.9	49.9	41.9	19.2	28.7	22.2	51.1	78.6	64.1
Depreciation and amortization	0.6	0.5	0.3	14.0	13.0	11.1	14.6	13.5	11.4
Amortization(1)	1.4	1.3	1.5	14.7	14.4	14.9	16.1	15.7	16.4
Royalty advances expensed	3.8	0.8	4.5	23.5	15.5	21.3	27.3	16.3	25.8
Business profit (loss)(2)	(2.8)	(10.4)	30.9	96.3	115.0	92.8	93.5	104.6	123.7
Business assets	226.3	247.6	252.1	539.2	497.3	497.0	765.5	744.9	749.1
Goodwill	92.4	92.4	93.0	38.2	35.5	33.3	130.6	127.9	126.3
Expenditures for long-lived assets(3)	7.1	4.6	6.8	58.1	48.7	67.0	65.2	53.3	73.8
Long-lived assets(4)	143.9	143.9	142.5	177.0	168.5	160.3	320.9	312.4	302.8

(1)	Includes amortization of prepublication and production costs.

(2)

Business profit (loss) represents earnings (loss) before other income, interest and income taxes. In fiscal 2004, Direct-to-home and All Other include charges of $14.9 and $7.8, respectively, related to the Company’s review of its continuity business. In fiscal 2005, Direct-to-home and All Other include additional charges of $3.6 and $0.2, respectively, related to the prior year review of the continuity business.

(3)	Includes expenditures for property, plant and equipment, investments in prepublication costs, royalty advances and acquisitions of businesses.

(4)

Includes property, plant and equipment, prepublication costs, goodwill, other intangibles and royalty advances. In fiscal 2005, Direct-to-home and All Other include charges of $3.6 and $0.2, respectively, related to the Company’s review of its continuity business.

3. DEBT

The following summarizes debt as of May 31:

	Carrying Value	Fair Value	Carrying Value	Fair Value

	2005		2004

Lines of Credit	$24.7	$24.7	$23.0	$23.0
Credit Agreement and Revolver	—	—	14.2	14.2
5.75% Notes due 2007, net of premium/discount	303.5	306.6	305.5	313.5
5% Notes due 2013, net of discount	173.0	173.5	172.8	163.1
Other debt	0.2	0.2	1.1	1.1

Total debt	501.4	505.0	516.6	514.9
Less lines of credit and short-term debt	(24.9)	(24.9)	(24.1)	(24.1)

Total long-term debt	$476.5	$480.1	$492.5	$490.8

Short-term debt is carried at cost which approximates fair value. Fair values were estimated based on market quotes, where available, or dealer quotes.

The following table sets forth the maturities of the carrying values of the Company’s debt obligations as of May 31, 2005 for fiscal years ending May 31:

2006	$24.9
2007	303.5
2008	—
2009	—
2010	—
Thereafter	173.0

Total debt	$501.4

Lines of Credit
Scholastic Corporation’s international subsidiaries had unsecured lines of credit available in local currencies equivalent to $61.8 and $62.1 at May 31, 2005 and 2004, respectively. There were borrowings equivalent to $24.7 and $23.0 outstanding under these credit lines at May 31, 2005 and 2004, respectively. These lines of credit are considered short-term in nature. The weighted average interest rates on the outstanding amounts were 5.4% and 5.5% at May 31, 2005 and 2004, respectively.

Credit Agreement
On March 31, 2004, Scholastic Corporation and Scholastic Inc. entered into an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which replaced a similar loan agreement that was scheduled to expire on August 11, 2004 (the “Loan Agreement”). The Credit Agreement, which expires on March 31, 2009, provides for aggregate borrowings of up to $190.0 (with a right in certain circumstances to increase borrowings to $250.0), including the issuance of up to $10.0 in letters of credit. Interest under this facility is either at the prime rate or at a rate 0.325% to 0.975% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee as of May 31, 2005 were 0.675% over LIBOR, 0.20% and 0.125%, respectively. The Credit Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. There were no borrowings under the Credit Agreement as of May 31, 2005. On May 31, 2004, $12.0 was outstanding under the Credit Agreement at a weighted average interest rate of 1.7%.

Revolver
Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). As amended effective April 30, 2004, the Revolver provides for unsecured revolving credit of up to $40.0 and expires on March 31, 2009. Interest under this facility is either at the prime rate minus 1%, or at a rate 0.375% to 1.025% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of May 31, 2005 were 0.725% over LIBOR and 0.20%, respectively. The Revolver contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. There were no borrowings outstanding under the Revolver at May 31, 2005. On May 31, 2004, $2.2 was outstanding under the Revolver at a weighted average interest rate of 3.0%.

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

4. COMMITMENTS AND CONTINGENCIES

Lease Obligations
The Company leases warehouse space, office space and equipment under various capital and operating leases over periods ranging from one to forty years. Certain of these leases provide for scheduled rent increases based on price-level factors. The Company generally does not enter into leases that call for contingent rent. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced.

Net rent expense relating to the Company’s non- cancelable operating leases for the three fiscal years ended May 31, 2005, 2004 and 2003 was $36.6, $36.4 and $35.1, respectively.

The Company was obligated under capital leases covering land, buildings and equipment in the amount of $74.4 and $74.0 at May 31, 2005 and 2004, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

The composition of capital leases reflected as Property, Plant and Equipment in the consolidated balance sheets is as follows:

	2005	2004

	Restated
Land	$3.5	$3.5
Buildings	39.0	39.0
Equipment	45.6	39.4

	88.1	81.9
Accumulated amortization	(28.1)	(20.0)

Total	$60.0	$61.9

The aggregate minimum future annual rental commitments at May 31, 2005 under all non-cancelable leases are payable as follows:

	Operating Leases	Capital Leases

2006	$27.4	$16.5
2007	20.1	11.6
2008	15.0	9.4
2009	9.5	7.9
2010	7.6	6.6
Thereafter	51.9	224.1

Total minimum lease payments	$131.5	276.1

Less amount representing interest		201.7

Present value of net minimum capital lease payments		74.4
Less current maturities of capital lease obligations		11.0

Long-term capital lease obligations		$63.4

Other Commitments
The Company had contractual commitments relating to royalty advances at May 31, 2005 totaling $8.9. The aggregate annual commitments for royalty advances are as follows: 2006 – $7.5; 2007 – $1.0; 2008 – $0.2; 2009 – $0.2.

Other commitments at May 31, 2005 total $1.7 for fiscal year 2006.

Contingencies
Various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

5. INVESTMENT

In fiscal 2003, the Company entered into a joint venture with The Book People, Ltd., a direct marketer of books in the United Kingdom, to distribute books to the home under the Red House name and through schools under the School Link name. As part of the transaction, the Company established a £3.0 revolving credit facility in favor of The Book People Group, Ltd., which is available to fund the expansion of The Book People Group, Ltd. and for working capital purposes. As of May 31, 2005, £3.0 (equivalent to $5.7 at that date) was outstanding under the revolving credit facility. The equity investment in The Book People Group, Ltd. is included in Other within the Other Assets and Deferred Charges section of the Consolidated Balance Sheets.

6. GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets with indefinite lives are reviewed for impairment annually, or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the years ended of May 31:

	2005	2004

Beginning balance	$249.7	$246.0
Additions due to acquisitions	6.0	3.0
Other adjustments	(1.5)	0.7

Ending Balance	$254.2	$249.7

In fiscal 2005, Additions due to acquisitions includes the purchase price for the acquisition of Chicken House Publishing Ltd. and the accrual of a final payment related to the fiscal 2002 acquisition of Klutz.

The following table summarizes Other intangibles subject to amortization as of May 31:

	2005	2004

Customer lists	$3.0	$2.9
Accumulated amortization	(2.8)	(2.7)

Net customer lists	0.2	0.2

Other intangibles	4.0	4.0
Accumulated amortization	(2.6)	(2.4)

Net other intangibles	1.4	1.6

Total	$1.6	$1.8

Amortization expense for Other intangibles totaled $0.3 for each of the fiscal years ended May 31, 2005 and 2004 and $0.5 for the fiscal year ended May 31, 2003. Amortization expense for these assets is currently estimated to total $0.3 for the fiscal year ending May 31, 2006 and $0.2 for each of the fiscal years ending May 31, 2007 through 2010. The weighted average amortization periods for these assets by major asset class are two years and twelve years for customer lists and other intangibles, respectively.

The following table summarizes Other intangibles not subject to amortization as of May 31:

	2005	2004

Net carrying value by major class:
Titles	$31.0	$31.0
Licenses	17.2	17.2
Major sets	11.4	11.4
Trademarks and other	17.5	17.5

Total	$77.1	$77.1

7. INCOME TAXES

The provisions for income taxes for the fiscal years ended May 31, 2005, 2004 and 2003 are based on earnings before taxes as follows:

	2005	2004	2003

		Restated	Restated
United States	$91.3	$89.1	$82.3
Non-United States	8.4	0.5	8.2

Total	$99.7	$89.6	$90.5

The provisions for income taxes attributable to earnings for the fiscal years ended May 31, 2005, 2004 and 2003 consist of the following components:

	2005	2004	2003

		Restated	Restated
Federal
Current	$5.7	$19.0	$11.6
Deferred	19.0	5.9	13.5

	$24.7	$24.9	$25.1

State and local
Current	$4.2	$4.7	$3.4
Deferred	0.4	0.8	0.9

	$4.6	$5.5	$4.3

International
Current	$5.1	$5.5	$4.3
Deferred	1.0	(4.1)	(2.0)

	$6.1	$1.4	$2.3

Total
Current	$15.0	$29.2	$19.3
Deferred	20.4	2.6	12.4

	$35.4	$31.8	$31.7

The provisions for income taxes for the fiscal years ended May 31, 2005, 2004 and 2003 differ from the amount of tax determined by applying the federal statutory rate as follows:

	2005	2004	2003

		Restated	Restated
Computed federal statutory provision	$34.9	$31.4	$31.7
State income tax provision, net of federal income tax benefit	3.0	3.6	2.8
Difference in effective tax rates on earnings of foreign subsidiaries	(0.4)	(3.0)	(1.4)
Charitable contributions	(1.4)	0.0	(1.4)
Other – net	(0.7)	(0.2)	0.0

Total provision for income taxes	$35.4	$31.8	$31.7

Effective tax rates	35.5%	35.5%	35.0%

The undistributed earnings of foreign subsidiaries at May 31, 2005 were $18.7. Any remittance of foreign earnings would not result in any significant additional tax.

The tax effects of items that give rise to deferred tax assets and liabilities at May 31, 2005 and 2004 are as follows:

	2005	2004

Net deferred tax assets:
Tax uniform capitalization	$23.7	$25.6
Inventory reserves	18.4	19.6
Allowance for doubtful accounts	10.7	21.6
Other accounting reserves	12.4	13.9
Post-retirement, post-employment and pension obligations	20.5	13.2
Tax carryforwards	17.6	11.9
Leases	6.5	6.4
Prepaid expenses	(11.4)	(11.0)
Depreciation and amortization	(35.1)	(24.8)
Other – net	7.3	(1.0)

	70.6	75.4

Valuation allowance	8.8	8.4

Total net deferred tax assets	$61.8	$67.0

Net deferred tax assets of $61.8 at May 31, 2005 and $67.0 at May 31, 2004 include $4.1 and $3.9 in Other accrued expenses at May 31, 2005 and 2004, respectively, and $17.2 and $13.9 in Other noncurrent liabilities at May 31, 2005 and 2004, respectively.

At May 31, 2005, the Company had a charitable deduction carryforward of $19.8, which expires in various amounts during the fiscal years ending 2007 through 2010, and federal and state operating loss carryforwards of $2.9 and $16.4, respectively, which expire annually in varying amounts if not utilized. The Company also had foreign operating loss carryforwards of $18.6 at May 31, 2005, which either expire at various dates or do not expire.

For the year ended May 31, 2005, the valuation allowance increased by $0.4.

The Company had tax reserves totaling $7.2 and $8.3 at May 31, 2005 and 2004, respectively.

8. CAPITAL STOCK AND STOCK OPTIONS

Scholastic Corporation has authorized capital stock of 2,500,000 shares of Class A Stock, par value $0.01 per share (the “Class A Stock”); 70,000,000 shares of Common Stock, par value $0.01 per share (the “Common Stock”); and 2,000,000 shares of Preferred Stock, par value $1.00 per share (the “Preferred Stock”).

Class A and Common Stock
At May 31, 2005, 1,656,200 shares of Class A Stock and 39,076,544 shares of Common Stock were outstanding. At May 31, 2005, Scholastic Corporation had reserved for issuance 11,951,829 shares of Common Stock. Of this amount, 9,655,874 shares were reserved for issuance under the Company’s stock-based plans (including shares available for grant and stock options currently outstanding), 1,656,200 shares were reserved for issuance upon conversion of the Class A Stock and 639,755 shares were reserved for future issuances under the Company’s employee stock purchase plan.

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

Stock-Based Awards
At May 31, 2005, the Company maintained three stockholder-approved employee stock-based benefit plans with regard to the Common Stock: the Scholastic Corporation 1992 Stock Option Plan (the “1992 Plan”), under which no further awards can be made; the Scholastic Corporation 1995 Stock Option Plan (the “1995 Plan”); and the Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”). The 1995 Plan provides for the issuance of two types of options to purchase Company stock: incentive stock options, which qualify for special treatment under the Internal Revenue Code, and options that are not so qualified, called non-qualified stock options. The 2001 Plan provides for the issuance of non-qualified stock options, incentive stock options, restricted stock and other stock-based awards. At May 31, 2005, non- qualified stock options to purchase 230,000 shares, 3,499,549 shares and 3,102,968 shares of Common Stock were outstanding under the 1992 Plan, 1995 Plan and 2001 Plan, respectively, and 233,200 shares and 719,891 shares of Common Stock were available for additional awards under the 1995 Plan and 2001 Plan, respectively.

The Company also maintains two stockholder-approved stock option plans for outside directors: the 1992 Outside Directors’ Stock Option Plan (the “1992 Directors’ Plan”), under which no further awards can be made; and the 1997 Outside Directors’ Stock Option Plan (the “1997 Directors’ Plan”). The 1997 Directors’ Plan, as amended, provides for the automatic grant to each non-employee director on the date of each annual stockholders’ meeting of non-qualified stock options to purchase 6,000 shares of Common Stock. At May 31, 2005, options to purchase

357,500 shares and 12,000 shares of Common Stock were outstanding under the 1997 Directors’ Plan and the 1992 Directors’ Plan, respectively, and 192,000 shares of Common Stock were available for additional awards under the 1997 Directors’ Plan. In September 2004, options were awarded under the 1997 Directors’ Plan at an exercise price of $29.49.

In fiscal 2005, the Corporation’s Board of Directors (the “Board”) adopted, and the Class A Stockholders approved, the Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”), which provides for the grant to Richard Robinson, the Chief Executive Officer of the Corporation as of the effective date of the Class A Plan, of options (“Class A Options”) to purchase up to an aggregate of 750,000 shares of Class A Stock. In September 2004, the Board approved a grant to Mr. Robinson of 333,000 Class A Options, which vest in four equal annual installments beginning one year from the date of grant.

Generally, options granted under the various plans may not be exercised for a minimum of one year after the date of grant and expire approximately ten years after the date of grant.

The following table sets forth the stock option activity for the Class A Stock and Common Stock plans for the three fiscal years ended May 31:

	2005		2004		2003

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – beginning of year	8,032,587	$28.52	6,852,258	$28.65	5,539,712	$27.58
Granted	912,901	28.32	1,599,000	27.90	1,392,240	32.69
Exercised	(1,038,828)	26.10	(197,296)	23.23	(59,694)	21.49
Cancelled	(437,010)	33.36	(221,375)	32.89	(20,000)	34.31

Outstanding – end of year	7,469,650	$28.57	8,032,587	$28.52	6,852,258	$28.65

Exercisable – end of year	5,106,057	$28.18	5,279,912	$27.43	4,669,518	$26.05

The following table sets forth information as of May 31, 2005 regarding weighted average exercise prices and weighted average remaining contractual lives for the remaining outstanding stock options, sorted by range of exercise price:

	Options Outstanding			Options Exercisable

Options Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$15.73 — $20.97	1,429,962	$18.39	2.6	1,429,962	$18.39
$20.97 — $26.21	1,079,550	25.34	5.3	915,300	25.44
$26.21 — $31.45	2,382,718	28.69	7.7	743,625	29.12
$31.45 — $36.69	1,803,420	33.68	6.0	1,451,670	33.26
$36.69 — $41.94	214,750	38.01	7.4	84,250	38.37
$41.94 — $47.18	487,250	43.04	6.3	412,750	43.08
$47.18 — $52.42	72,000	49.95	6.6	68,500	49.89

Restricted Stock
The Company may grant restricted stock units under the 2001 Plan (“Stock Units”). During fiscal 2005, the Company granted 71,731 Stock Units, with a weighted average grant date fair value of $30.81 per unit, to certain officers and key executives. The Stock Units are scheduled to vest in four equal annual installments beginning one year from the grant date. Upon vesting, Stock Units are converted automatically on a one-for-one basis into shares of Common Stock. In fiscal 2005, the Company amortized $0.3 in connection with the outstanding Stock Units, recorded as a component of Selling, general and administrative expenses.

Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (“ESPP”), which is offered to eligible United States employees. The ESPP permits participating employees to purchase Common Stock, through after-tax payroll deductions, on a quarterly basis at a 15% discount from the lower of the closing price of the Common Stock on NASDAQ on the first or last business day of each fiscal quarter. During fiscal 2005, 2004 and 2003, the Company issued 98,286 shares, 121,256 shares and 131,417 shares of Common Stock under the ESPP at a weighted average price of $26.38, $25.01and $25.54 per share, respectively. At May 31, 2005, there were 351,320 shares of Common Stock authorized to be issued under the ESPP.

Management Stock Purchase Plan
The Company maintains a Management Stock Purchase Plan (“MSPP”), which allows certain members of senior management to defer up to 100% of their annual cash bonus payment in the form of restricted stock units (“RSUs”). The RSUs are purchased by the employee at a 25% discount (or in some instances, a 10% discount) from the lowest closing price of the Common Stock on NASDAQ during the fiscal quarter in which such bonuses are payable and are converted into shares of Common Stock on a one-for-one basis at the end of the applicable deferral period. During fiscal 2005, 2004 and 2003, the Company allocated 13,171 RSUs, 0 RSUs and 62,071 RSUs to participants under the MSPP at a weighted average price of $19.76, $0 and $25.22 per RSU, resulting in an expense of $0.5, $0.4 and $0.5, respectively. At May 31, 2005 there were 288,435 shares of Common Stock authorized for issuance under the MSPP.

9. EMPLOYEE BENEFIT PLANS

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

Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom, has a defined benefit pension plan (the “U.K. Pension Plan”) that covers its employees who meet various eligibility requirements. Benefits are based on years of service and on a percentage of compensation near retirement. The U.K. Pension Plan is funded by contributions from Scholastic Ltd. and its employees.

Grolier Ltd., an indirect subsidiary of Scholastic Corporation located in Canada, provides a defined benefit pension plan (the “Grolier Canada Pension Plan”) that covers its employees who meet certain eligibility requirements. All full time employees are eligible to participate in the plan after two years of employment. Grolier Ltd.’s contributions to the fund have been suspended due to an actuarial surplus. Employees are not required to contribute to the fund.

The Company’s pension plans have different measurement dates, as follows: for the Pension Plan-May 31, 2005; for the U.K. Pension Plan and the Grolier Canada Pension Plan – March 31, 2005.

Post-Retirement Benefits
The Company provides post-retirement benefits to retired United States-based employees (the “Post-Retirement Benefits”) consisting of certain healthcare and life insurance benefits. A majority of these employees may become eligible for these benefits if they reach normal retirement age while working for the Company. At May 31, 2005, the unrecognized prior service cost remaining was $9.2.

In fiscal 2004, the “Medicare Prescription Drug, Improvement and Modernization Act” (the “Medicare Act”) was signed into law for employers that sponsor post-retirement health care plans that provide prescription drug benefits. The Medicare Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a Federal subsidy of 28% to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In response to the Medicare Act, the FASB issued Staff Position 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” to provide additional disclosure and guidance in implementing the federal subsidy provided by the Medicare Act. Based on this guidance, the Company has determined that the Post-Retirement Benefits provided to the portion of its post-65 retiree population that have retained 100% Company sponsored drug coverage are the actuarial equivalent of the benefits under Medicare. As a result, in fiscal 2005, the Company recognized a reduction of its accumulated post-retirement benefit obligation of $0.5 due to the federal subsidy under the Medicare Act.

The following table sets forth the weighted average actuarial assumptions utilized to determine the benefit obligations for the Pension Plan, the U.K. Pension Plan and the Grolier Canada Pension Plan (collectively, the “Pension Plans”) at May 31:

	Pension Benefits		Post-Retirement Benefits

	2005	2004	2005	2004

Weighted average assumptions used to determine benefit obligations:

Discount rate	5.3%	6.5%	5.3%	6.7%

Rate of compensation increase	4.0%	4.0%	—	—

Weighted average assumptions used to determine net periodic benefit cost:

Discount rate	6.5%	6.0%	6.7%	6.0%

Expected long-term return on plan assets	8.8%	8.9%	—	—

Rate of compensation	4.0%	4.0%	—	—

To develop the expected long-term rate of return on assets assumption for the Pension Plans, the Company, with the assistance of its actuaries, considers historical returns and future expectations. Over the 15-20 year periods ending May 31, 2005, the returns on the portfolio, assuming it was invested at the current target asset allocation in the prior periods, would have been a compounded annual average of 10%-12%. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an assumed weighted average long-term rate of return of 8.8% for all plans.

The following table sets forth changes in benefit obligation and plan assets, the reconciliation of funded status and the (decrease) increase in the minimum pension liability included in accumulated other comprehensive loss for the Pension Plans and the Post-Retirement Benefits for the two fiscal years ended May 31:

	Pension Benefits		Post-Retirement Benefits

	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$131.2	$131.2	$31.4	$28.8
Service cost	7.0	7.0	0.4	0.5
Interest cost	8.3	7.7	2.0	2.0
Plan participants’ contributions	0.4	0.5	0.2	—
Amendments	—	—	—	(2.8)
Actuarial (gains) losses	18.6	(7.2)	4.9	5.5
Foreign currency exchange rate changes	1.9	3.2	—	—
Benefits paid	(9.4)	(11.2)	(2.7)	(2.6)

Benefit obligation at end of year	$158.0	$131.2	$36.2	$31.4

Change in plan assets
Fair value of plan assets at beginning of year	$114.7	$88.9	$—	$—
Actual gain (loss) on plan assets	10.6	15.8	—
Company contributions	3.7	19.4	2.5	2.6
Plan participants’ contributions	0.4	0.5	0.2	0.1
Administrative expenses	(1.0)	(0.9)	—	—
Foreign currency exchange rate changes	1.6	2.2	—	—
Benefits paid	(9.4)	(11.2)	(2.7)	(2.7)

Fair value of plan assets at end of year	$120.6	$114.7	$—	$—

Funded status
Underfunded status of the plans	$(37.4)	$(16.5)	$(36.2)	$(31.4)
Unrecognized net actuarial loss	53.4	37.7	25.6	22.4
Unrecognized prior service cost	(1.6)	(1.8)	(9.2)	(10.1)
Unrecognized net asset obligation	0.1	0.2	—	—

Accrued benefit asset (liability)	$14.5	$19.6	$(19.8)	$(19.1)

Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$14.5	$19.6	$—	$—
Accrued benefit liability	(40.7)	(26.1)	(19.8)	(19.1)
Intangible asset	0.1	0.1	—	—
Accumulated other comprehensive loss	40.6	26.0	—	—

Net amount recognized	$14.5	$19.6	$(19.8)	$(19.1)

(Increase) decrease in minimum liability included in other comprehensive income (loss)	$(14.6)	$17.2	$—	$—

The accumulated benefit obligation for the Pension Plans was $148.4 and $123.3 at May 31, 2005 and 2004, respectively. Information with respect to the Pension Plans with accumulated benefit obligations in excess of plan assets is as follows for the fiscal years ended May 31:

	2005	2004

Projected benefit obligations	$150.1	$124.0
Accumulated benefit obligations	141.6	117.0
Fair value of plan assets	112.1	106.6

The following table sets forth the components of the net periodic benefit costs under the Pension Plans and the Post-Retirement Benefits for the three fiscal years ended May 31:

	Pension Benefits			Post-Retirement Benefits

	2005	2004	2003	2005	2004	2003

Components of Net Periodic Benefit Cost:
Service cost	$7.0	$7.0	$5.9	$0.4	$0.4	$0.5
Interest cost	8.3	7.7	7.7	2.0	2.0	1.8
Expected return on assets	(8.7)	(8.0)	(8.6)	—	—	—
Net amortization and deferrals	0.2	0.3	0.1	(0.8)	(0.8)	(0.6)
Decrease in valuation allowance	—	(1.2)	—	—	—	—
Recognized net actuarial loss	2.3	2.5	1.2	1.6	2.0	1.0
Net periodic benefit cost	$9.1	$8.3	$6.3	$3.2	$3.6	$2.7

Plan Assets

The Company’s investment policy is to actively manage, within acceptable risk parameters, certain asset classes where the potential exists to outperform the broader market.

The total weighted average asset allocations for the Pension Plans at May 31 by asset category are as follows:

	2005	2004

Small cap equities	16.6%	17.0%
International equities	9.8	9.2
Index fund equities	44.0	44.5
Bonds and fixed interest products	29.0	27.0
Real estate	0.5	0.1
Other	0.1	2.2

	100.0%	100.0%

The Company’s investments include weighted average target asset allocations as follows:

	Pension Plan	U.K. Pension Plan	Grolier Canada Pension Plan

Equity	70.0%	68.0%	35.0%
Debt and Cash Equivalents	30.0	25.0	65.0
Real Estate	—	7.0	—

	100.0%	100.0%	100.0%

Contributions
Scholastic Ltd. expects to contribute $0.7 to the U.K. Pension Plan.

Estimated Future Benefit Payments
The following table sets forth the expected future benefit payments under the Pension Plans and the Post-Retirement Benefits by fiscal year:

		Post-Retirement

	Pension Benefits	Benefit Payments	Medicare Subsidy Receipts

2006	$8.5	$2.5	$0.1
2007	9.6	2.6	0.3
2008	10.4	2.7	0.3
2009	12.1	2.8	0.3
2010	12.1	2.9	0.3
2011-2015	66.4	14.8	1.7

Assumed health care cost trend rates at May 31:

	2005	2004

Health care cost trend rate assumed for the next fiscal year	10.0%	11.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	2005	2004

Total service and interest cost	$0.2	$0.2
Post-retirement benefit obligation	3.1	2.3

The Company also provides defined contribution plans for certain eligible employees. In the United States, the Company sponsors a 401(k) retirement plan and has contributed $6.2, $5.9 and $5.8 for fiscal 2005, 2004 and 2003, respectively. For its internationally-based employees, the expenses under these plans totaled $4.6, $2.3 and $1.9 for fiscal 2005, 2004 and 2003, respectively.

10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three years ended May 31:

	(Amounts in millions, except per share data)

	2005	2004	2003

		Restated	Restated
Net income for basic and diluted earnings per share	$64.3	$57.8	$58.8
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings per share	40.0	39.4	39.1

Dilutive effect of Common Stock issued pursuant to stock-based benefit plans	0.8	0.7	1.0

Adjusted weighted average Shares of Class A Stock and Common
Stock outstanding for diluted earnings per share	40.8	40.1	40.1

Earnings per share of Class A Stock and Common Stock:
Net income:
Basic	$1.61	$1.47	$1.50
Diluted	1.58	1.44	1.46

11. SPECIAL SEVERANCE CHARGES

On May 28, 2003, the Company announced a reduction in its global work force. The majority of the affected employees were notified in the fiscal year ended May 31, 2003, and accordingly the Company established liabilities for severance and other related costs of $10.9 for that fiscal year. In the fiscal year ended May 31, 2004, the Company established additional liabilities of $3.3 for severance and other related costs with respect to the affected employees notified in that fiscal year. These charges are reflected in the Company’s income statement as the Special severance charges for the years ended May 31, 2004 and May 31, 2003.

A summary of the activity in the established liabilities is detailed in the following table:

Amount

Fiscal 2003 liabilities	$10.9
Fiscal 2003 payments	(1.2)

Balance at May 31, 2003	9.7

Fiscal 2004 additional liabilities	3.3
Fiscal 2004 payments	(10.9)

Balance at May 31, 2004	2.1

Fiscal 2005 payments	(1.6)

Balance at May 31, 2005	$0.5

The remaining liability of $0.5 is expected to be paid over the next fiscal year under salary continuance arrangements with certain affected employees.

12. LITIGATION AND OTHER CHARGES

In fiscal 2003, the Company recorded a pre-tax charge of $1.9 for the settlement of a class action securities lawsuit initiated in 1997, which represented the portion of the total settlement amount of $7.5 that was not paid by the insurance carrier.

13. OTHER INCOME

In fiscal 2004, the Company received a payment of $10.0 in connection with the early termination of a sublease by one of its tenants. This transaction resulted in a pre-tax net gain of $8.0. The impact of this gain on earnings per diluted share was $0.13.

In fiscal 2003, the Company sold a portion of its interest in a French publishing company for $5.2, resulting in a pre-tax gain of $2.9. The impact of this gain on earnings per diluted share was $0.05.

14. CONTINUITY CHARGES

In fiscal 2004, the Company recorded charges of $25.4 in connection with a review of its continuity business. These charges represent write-downs of deferred promotion costs of $12.7 and inventory from discontinued programs of $6.8, and an increase in bad debts of $2.0, as well as modest increases in returns provisions and related severance costs. These charges are primarily reflected as Cost of goods sold; Selling, general and administrative expenses; and Bad debt expense. In fiscal 2004, the impact of these charges on earnings per diluted share was $0.41. In fiscal 2005, the Company recorded additional charges of $3.8, or $0.06 per diluted share, primarily for severance costs, which are reflected as Selling, general and administrative expenses.

15. OTHER FINANCIAL DATA

Deferred promotion costs were $38.6 and $40.6 at May 31, 2005 and 2004, respectively. Promotion costs expensed were $81.1, $119.2 and $109.1 for the fiscal years ended May 31, 2005, 2004 and 2003, respectively. Promotional expense consists of $73.9, $111.1 and $99.9 for continuity program promotions and $7.2, $8.1 and $9.2 for magazine advertising for fiscal 2005, 2004 and 2003, respectively.

Other advertising expenses were $156.5, $160.1 and $161.4 for the fiscal years ended May 31, 2005, 2004 and 2003, respectively.

Accumulated amortization of prepublication costs was $80.0 and $77.8 at May 31, 2005 and 2004, respectively. The Company amortized $53.9, $57.8 and $47.5 for the fiscal years ended May 31, 2005, 2004 and 2003, respectively.

Other accrued expenses include a reserve for unredeemed credits issued in conjunction with the Company’s school-based book club and book fair operations of $11.6 and $12.5 at May 31, 2005 and 2004, respectively.

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF SCHOLASTIC CORPORATION

We have audited the accompanying consolidated balance sheets of Scholastic Corporation as of May 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended May 31, 2005. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scholastic Corporation at May 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Scholastic Corporation’s internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 5, 2005 expressed an unqualified opinion thereon.

As described in Note 1 to the consolidated financial statements, Scholastic Corporation has restated its financial statements for the years ended May 31, 2004 and 2003 to correct its accounting for leases.

/s/ Ernst & Young LLP

New York, New York
August 5, 2005

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF SCHOLASTIC CORPORATION

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Scholastic Corporation maintained effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Scholastic Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Scholastic Corporation maintained effective internal control over financial reporting as of May 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Scholastic Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Scholastic Corporation as of May 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2005 and our report dated August 5, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
August 5, 2005

Supplementary Financial Information

Summary of Quarterly Results of Operations
(Unaudited, amounts in millions except per share data)

	First Quarter (2)	Second Quarter	Third Quarter	Fourth Quarter	(3)	Fiscal Year Ended May 31,

2005(1)	Restated	Restated	Restated

Revenues	$323.7	$683.3	$480.8	$592.1		$2,079.9
Cost of goods sold	176.4	301.1	233.9	259.1		970.5
Net income (loss)	(50.5)	72.5	(0.8)	43.1		64.3

Earnings (loss) per share of Class A and Common Stock:
Basic	$(1.28)	$1.83	$(0.02)	$1.06		$1.61
Diluted	$(1.28)	$1.80	$(0.02)	$1.03		$1.58

2004(1)	Restated	Restated	Restated	Restated		Restated

Revenues	$475.4	$699.0	$472.0	$587.4		$2,233.8
Cost of goods sold	281.4	305.5	229.7	270.2		1,086.8
Net income (loss)	(25.0)	66.5	(6.1)	22.4		57.8

Earnings (loss) per share of Class A and Common Stock:
Basic	$(0.64)	$1.69	$(0.16)	$0.57		$1.47
Diluted	$(0.64)	$1.66	$(0.16)	$0.56		$1.44

(1)

The Company has restated its previously issued annual and interim consolidated financial statements to appropriately classify certain leases as capital leases and to reflect future payment escalation clauses in determining rent expense for certain operating leases. The restatement for the first, second and third quarters of fiscal 2005 resulted in an increase (decrease) in Net income (loss) of $(0.2), $0.2 and $(0.1) and in diluted earnings (loss) per share of $(0.01), $0.00 and $0.00, respectively. The restatement for the first, second, third and fourth quarters of fiscal 2004 resulted in an increase (decrease) in Net income (loss) of $(0.2), $(0.2), $(0.1) and $(0.1) and in diluted earnings (loss) per share of $(0.01), $(0.01), $(0.01) and $0.00, respectively.

(2)	The first quarter of fiscal 2005 includes additional pre-tax charges of $3.6, or $0.06 per diluted share, in connection with the Company’s review of its continuity business.

(3)

The fourth quarter of fiscal 2005 includes additional pre-tax charges of $0.2 in connection with the Company’s review of its continuity business. The fourth quarter of fiscal 2004 includes pre-tax charges of $25.4, or $0.41 per diluted share, in connection with the Company’s review of its continuity business, and a pre-tax net gain of $8.0, or $0.13 per diluted share, in connection with the early termination of a sublease by one of its tenants

Item 9 |	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A |	Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of May 31, 2005, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Corporation’s Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with other members of Scholastic management, of the effectiveness of the Corporation’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2005.

In coming to the conclusion that Scholastic’s internal control over financial reporting was effective as of May 31, 2005, the Company’s management considered, among other things, the control deficiency related to the periodic review of the application of generally accepted accounting principles to certain leasing transactions, which resulted in the need to restate its previously issued financial statements, as disclosed in Note 1 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.” The Company took steps to remediate the deficiency by implementing new internal controls relating to leasing transactions, which were put into place and were operating effectively prior to May 31, 2005. Based on this review and analysis, management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness and, when aggregated with other deficiencies, did not constitute a material weakness.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on this assessment of the effectiveness of the Corporation’s internal control over financial reporting as of May 31, 2005, which is included herein. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2005 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B |	Other Information
None.

Part III

Item 10 |	Directors and Executive Officers of the Registrant

Information required by this item is incorporated herein by reference from the Corporation’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Certain information regarding the Corporation’s Executive Officers is set forth in Part I – Item 1 – Business.

Item 11 |	Executive Compensation

Incorporated herein by reference from the Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12 |	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table presents information regarding the Company’s equity compensation plans at May 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity Compensation plans approved by security holders:
Common Stock	7,136,650	$28.82	1,784,846	(1)
Class A Stock	333,000	29.49	417,000
Equity Compensation plans not approved by security holders:	—	—	—
Common Stock
Class A Stock	—	—	—

Total	7,469,650	—	2,201,846	(1)

(1)

Includes 351,320 shares of Common Stock under the ESPP; 288,435 shares of Common Stock under the MSPP; and 719,891 shares of Common Stock under the 2001 Plan, which may be issued pursuant to the exercise of stock options or as restricted stock or other stock-based awards.

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
The following consolidated financial statements are included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”:
Consolidated Statements of Income for the years ended May 31, 2005, 2004 and 2003
Consolidated Balance Sheets at May 31, 2005 and 2004
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended May 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended May 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

(a)(2) and (c)

Financial Statement Schedule:
The following consolidated financial statement schedule is included with this report: Schedule II- Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

(a)(3) and (b)

Exhibits:

3.1

Amended and Restated Certificate of Incorporation of the Corporation, as amended to date (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 2, 2004).

3.2

Bylaws of the Corporation, amended and restated as of March 16, 2000 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on April 14, 2000, SEC File No. 000-19860).

4.1*

Credit Agreement, dated as of March 31, 2004, among the Corporation and Scholastic Inc., as borrowers, the Initial Lenders named therein, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers, and JPMorgan Chase Bank, N.A. and Fleet Bank, N.A., as syndication agents.

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

10.1**

Scholastic Corporation 1992 Stock Option Plan (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 27, 1992, SEC File No. 000-19860 (the “1992 10-K”)), together with Amendment No. 1 to the Scholastic Corporation 1992 Stock Option Plan, effective as of July 18, 2001 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 24, 2001 (the “2001 10-K”)).

10.2**

Scholastic Corporation 1995 Stock Option Plan, effective as of September 21, 1995 (incorporated by reference to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-98186) as filed with the SEC on October 16, 1995), together with Amendment No. 1 to the Scholastic Corporation 1995 Stock Option Plan, effective September 16, 1998 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 15, 1998, SEC File No. 000-19860), and Amendment No. 2 to the Scholastic Corporation 1995 Stock Option Plan, effective as of July 18, 2001 (incorporated by reference to the 2001 10-K).

10.3**	Scholastic Corporation 1992 Outside Directors’ Stock Option Plan (incorporated by reference to the 1992 10-K).

10.4**

Scholastic Corporation Management Stock Purchase Plan, amended and restated effective as of December 18, 2002 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 14, 2003).

10.5**

Scholastic Corporation 1997 Outside Directors’ Stock Option Plan, amended and restated as of May 25, 1999 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 23, 1999, SEC File No. 000-19860 (the “1999 10-K”)), together with Amendment No. 1 dated September 20, 2001 to the Scholastic Corporation 1997 Outside Directors’ Stock Option Plan (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 14, 2002) and Amendment No. 2 to the Scholastic Corporation 1997 Outside Directors’ Stock Option Plan (incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement as filed with the SEC on August 19, 2003).

10.6**	Scholastic Corporation 1995 Director’s Deferred Compensation Plan, amended and restated as of May 25, 1999 (incorporated by reference to the 1999 10-K).

10.7**

Scholastic Corporation Executive Performance Incentive Plan, effective as of June 1, 1999 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 15, 1999, SEC File No. 19860).

10.8**	Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”) (incorporated by reference to Appendix A of the Corporation’s definitive Proxy Statement as filed with the SEC on August 24, 2001).

10.9**

Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”) (incorporated by reference to Appendix A to Scholastic Corporation’s definitive Proxy Statement as filed with the SEC on August 2, 2004).

10.10

Amended and Restated Lease, effective as of August 1, 1999, between ISE 555 Broadway, LLC, landlord, and Scholastic Inc., tenant, for the building known as 555 Broadway, NY, NY (incorporated by reference to 1999 10-K).

10.11

Amended and Restated Sublease, effective as of October 9, 1996, between Kalodop Corp., as sublandlord, and Scholastic Inc., as subtenant, for the premises known as 557 Broadway, NY, NY (incorporated by reference to the 1999 10-K).

10.12**

Agreement between Barbara A. Marcus and Scholastic Inc., effective July 16, 2005, with regard to changes relating to her employment (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K as filed with SEC on July 21, 2005).

10.13**	Agreement between Mary A. Winston and Scholastic Inc. dated August 5, 2005, with regard to certain severance arrangements.

10.14**	Form of Class A Option Agreement under the Class A Plan.

10.15**	Form of Stock Unit Agreement under the 2001 Plan.

10.16**	Guidelines for Stock Units adopted under the 2001 Plan.

10.17**	Deferred Compensation Agreement between Scholastic Inc. and Ernest Fleishman dated July 31, 1989.

21	Subsidiaries of the Corporation.

23	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer of the Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 8, 2005	SCHOLASTIC CORPORATION
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

Signature	Title	Date

/s/ Richard Robinson	Chairman of the Board, President,	August 8, 2005
Chief Executive Officer and
Richard Robinson	Director (Principal Executive Officer)

/s/ Mary A. Winston	Executive Vice President and Chief	August 8, 2005
Financial Officer (Principal Financial Officer)
Mary A. Winston

/s/ Karen A. Maloney	Senior Vice President, Corporate Finance and	August 8, 2005
Chief Accounting Officer (Principal Accounting Officer)
Karen A. Maloney

/s/ Rebeca M. Barrera	Director	August 8, 2005

Rebeca M. Barrera

/s/ Ramon C. Cortines	Director	August 8, 2005

Ramon C. Cortines

/s/ John L. Davies	Director	August 8, 2005

John L. Davies

Signature	Title	Date

/s/ Charles T. Harris III	Director	August 8, 2005

Charles T. Harris III

/s/ Andrew S. Hedden	Director	August 8, 2005

Andrew S. Hedden

/s/ Mae C. Jemison	Director	August 8, 2005

Mae C. Jemison

/s/ Peter M. Mayer	Director	August 8, 2005

Peter M. Mayer

/s/ John G. McDonald	Director	August 8, 2005

John G. McDonald

/s/ Augustus K. Oliver	Director	August 8, 2005

Augustus K. Oliver

/s/ Richard M. Spaulding	Director	August 8, 2005

Richard M. Spaulding

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K
YEAR ENDED MAY 31, 2005
ITEM 15(c)

S-1

Schedule II

Valuation and Qualifying Accounts and Reserves

			(Amounts in millions) Years Ended May 31,

	Balance at Beginning of Year	Expensed	Write-Offs and Other		Balance at End of Year

2005

Allowance for doubtful accounts	$68.3	$62.2	$83.2		$47.3
Reserve for returns	52.6	130.8	141.4	(1)	42.0
Reserve for obsolescence	59.2	38.7	39.4		58.5
Reserve for royalty advances	49.8	3.0	0.7		52.1

2004

Allowance for doubtful accounts	$60.5	$90.3	$82.5		$68.3
Reserve for returns	58.2	193.5	199.1	(1)	52.6
Reserve for obsolescence	54.4	29.9	25.1		59.2
Reserve for royalty advances	45.8	4.3	0.3		49.8

2003

Allowance for doubtful accounts	$62.6	$72.3	$74.4		$60.5
Reserve for returns	61.3	164.1	167.2	(1)	58.2
Reserve for obsolescence	55.1	26.7	27.4		54.4
Reserve for royalty advances	44.6	5.0	3.8		45.8

(1)	Represents actual returns charged to the reserve.

S-2

[This Page Intentionally Left Blank]