Form 10-Q
period 2005-08-31
SCHOLASTIC CORP
filed 2005-10-04
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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
Yes X No _

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X No _

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of September 30, 2005

Common Stock, $.01 par value	39,808,283
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005
INDEX

Part I - Financial Information		Page

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations for the Three
	Months Ended August 31, 2005 and 2004	1

	Condensed Consolidated Balance Sheets at August 31, 2005
	and 2004, and May 31, 2005	2

	Consolidated Statements of Cash Flows for the Three Months
	Ended August 31, 2005 and 2004	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	24

Part II - Other Information

Item 6.	Exhibits	25

Signatures		26

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Amounts in millions, except per share data)

	Three months ended
	August 31,

	2005	2004

		Restated

Revenues	$498.4	$323.7

Operating costs and expenses:
Cost of goods sold	293.0	176.4
Selling, general and administrative expenses	202.4	181.2
Selling, general and administrative expenses – Continuity
charges	-	3.6
Bad debt expense	12.6	16.2
Depreciation and amortization	15.6	15.7

Total operating costs and expenses	523.6	393.1

Operating loss	(25.2)	(69.4)

Interest expense, net	8.5	8.8

Loss before income taxes	(33.7)	(78.2)

Benefit from income taxes	12.5	27.7

Net loss	$(21.2)	$(50.5)

Basic and diluted loss per Share of Class A and Common Stock	$(0.52)	$(1.28)

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share data)

	August 31, 2005	May 31, 2005	August 31, 2004

	(Unaudited)		(Unaudited)
			Restated
ASSETS
Current Assets:
Cash and cash equivalents	$18.4	$110.6	$13.3
Accounts receivable, net	411.7	269.6	242.0
Inventories	509.2	404.9	533.7
Deferred promotion costs	41.8	38.6	41.9
Deferred income taxes	84.5	71.7	104.0
Prepaid expenses and other current assets	53.3	43.9	49.6

Total current assets	1,118.9	939.3	984.5

Property, plant and equipment, net	398.3	392.7	392.2
Prepublication costs	119.4	120.2	114.1
Installment receivables, net	11.2	10.6	13.0
Royalty advances	56.8	54.4	56.9
Production costs	9.3	9.7	8.1
Goodwill	254.1	254.2	250.3
Other intangibles	78.6	78.7	78.8
Other assets and deferred charges	64.5	71.6	70.6

Total assets	$2,111.1	$1,931.4	$1,968.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and short-term debt	$33.8	$24.9	$30.5
Capital lease obligations	10.3	11.0	10.9
Accounts payable	179.3	141.4	216.9
Accrued royalties	127.2	40.1	50.7
Deferred revenue	29.7	22.9	35.8
Other accrued expenses	115.9	134.5	117.8

Total current liabilities	496.2	374.8	462.6

Noncurrent Liabilities:
Long-term debt	546.0	476.5	587.9
Capital lease obligations	67.7	63.4	63.1
Other noncurrent liabilities	75.2	79.6	58.8

Total noncurrent liabilities	688.9	619.5	709.8

Commitments and Contingencies	-	-	-

Stockholders’ Equity:
Preferred Stock, $1.00 par value	-	-	-
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	440.2	424.0	389.5
Deferred compensation	(1.9)	(2.1)	(0.5)
Accumulated other comprehensive loss	(34.8)	(28.5)	(21.8)
Retained earnings	522.1	543.3	428.5

Total stockholders’ equity	926.0	937.1	796.1

Total liabilities and stockholders’ equity	$2,111.1	$1,931.4	$1,968.5

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Amounts in millions)

	Three months ended
	August 31,

	2005	2004

		Restated
Cash flows used in operating activities:
Net loss	$(21.2)	$(50.5)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for losses on accounts receivable	12.6	16.2
Amortization of prepublication and production costs	18.4	14.3
Depreciation and amortization	15.6	15.7
Royalty advances expensed	4.7	5.7
Deferred income taxes	(12.5)	(31.1)
Non cash interest expense	0.4	0.3
Changes in assets and liabilities:
Accounts receivable, net	(154.5)	7.7
Inventories	(102.3)	(129.9)
Prepaid expenses and other current assets	(8.4)	(6.2)
Deferred promotion costs	(2.2)	(0.8)
Accounts payable and other accrued expenses	28.2	57.4
Accrued royalties	87.1	12.6
Deferred revenue	6.0	12.0
Tax benefit realized from stock option transactions	2.8	-
Other, net	(13.5)	0.1

Total adjustments	(117.6)	(26.0)

Net cash used in operating activities	(138.8)	(76.5)
Cash flows used in investing activities:
Prepublication expenditures	(12.3)	(11.5)
Additions to property, plant and equipment	(15.4)	(9.7)
Royalty advances	(7.2)	(7.1)
Production expenditures	(4.6)	(3.4)
Acquisition-related payments	(3.3)	-

Net cash used in investing activities	(42.8)	(31.7)
Cash flows provided by financing activities:
Borrowings under Credit Agreement and Revolver	104.0	153.4
Repayments of Credit Agreement and Revolver	(32.0)	(57.6)
Repurchase of 5.75% Notes	(2.0)	-
Borrowings under lines of credit	42.2	69.6
Repayments of lines of credit	(33.8)	(61.0)
Payments on capital lease obligations	(2.4)	(2.3)
Proceeds pursuant to employee stock plans	13.3	1.6

Net cash provided by financing activities	89.3	103.7

Effect of exchange rate changes on cash	0.1	-

Net decrease in cash and cash equivalents	(92.2)	(4.5)
Cash and cash equivalents at beginning of period	110.6	17.8

Cash and cash equivalents at end of period	$18.4	$13.3

See accompanying notes

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

1.      Basis of Presentation

The accompanying condensed consolidated financial statements consist of the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned subsidiaries (collectively “Scholastic” or the “Company”). These financial statements have not been audited, but reflect those adjustments consisting of normal recurring items that management considers necessary for a fair presentation of financial position, results of operations and cash flow. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

The Company’s business is closely correlated to the school year. Consequently, the results of operations for the three months ended August 31, 2005 and 2004 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the August 31, 2004 condensed consolidated balance sheet is included for comparative purposes.

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

Stock-Based Compensation

Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company applies Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based benefit plans. In accordance with APB No. 25, no compensation expense was recognized with respect to the Company’s stock-based benefit plans, as the exercise price of each stock option issued was equal to the market price of the underlying stock on the date of grant and the exercise price and number of shares subject to grant were fixed. If the Company had elected to recognize compensation expense based on the fair value of the options granted at the date of grant and in respect to shares issuable under the Company’s equity compensation plans as prescribed by SFAS No. 123, net loss and basic and diluted loss per share would have changed to the pro forma amounts indicated in the following table:

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

	Three months ended
	August 31,

	2005	2004

		Restated

Net loss – as reported	$(21.2)	$(50.5)
Add: Stock-based employee compensation included in
reported net loss, net of tax	0.1	0.1
Deduct: Total stock-based employee compensation expense
determined under fair value-based method, net of tax	2.7	3.1

Net loss – pro forma	$(23.8)	$(53.5)

Basic and diluted loss per share – as reported	$(0.52)	$(1.28)
Basic and diluted loss per share – pro forma	(0.58)	(1.35)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, as currently permitted but not required under SFAS No. 123. As a result, the pro forma disclosures previously permitted under SFAS No. 123, described under “Stock-Based Compensation” above, will no longer be an alternative to financial statement recognition, effective for the Company commencing June 1, 2006. Retroactive application of the fair value recognition provisions of SFAS No. 123 to all prior years for which SFAS No. 123 was effective is permitted, but not required. Alternatively, a company may use the modified prospective transition method for application of SFAS No. 123R. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption based on their grant-date fair value. For awards granted prior to the adoption date, the compensation cost of any unvested portion is recognized over the remaining service period, based on the grant-date fair value utilized in the SFAS 123 pro forma disclosure. The Company is currently evaluating the impact that the adoption of SFAS No. 123R will have on its financial position, results of operations and cash flows.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

2.      Restatement of Previously Issued Consolidated Financial Statements

As a result of a comprehensive review of its lease accounting in the fourth quarter of fiscal 2005, the Company determined that it was appropriate to restate its previously issued annual and interim consolidated financial statements. The restatement was principally attributable to the treatment of certain leases previously classified as operating leases that should have been classified as capital leases and certain other operating leases that previously did not reflect future payment escalation clauses in determining rent expense. The classification of certain capital leases as operating leases principally had the effect of excluding assets subject to capital leases and the related capital lease obligations from the Company’s Consolidated Balance Sheet and treating rental payments as rent expense, rather than as interest expense and principal payments on capital lease obligations. Also, not considering future payment escalation clauses in determining rent expense for certain operating leases principally had the effect of understating rent expense in the early periods of the lease agreements and overstating rent expense in the later periods of the lease agreements.

The Company has revised its accounting for these leasing transactions and restated its previously issued annual and interim Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended May 31, 2005 to appropriately classify its leases and to appropriately reflect future payment escalation clauses in determining rent expense.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

The following is a summary of the impact of the restatement on the Company’s Condensed Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the quarter ended August 31, 2004 and Condensed Consolidated Balance Sheet at August 31, 2004:

	For the Quarter ended August 31, 2004

	As Previously Reported (1)	Adjustments	As Restated

Condensed Consolidated Statement of
Operations
Selling, general and administrative expenses	$188.7	$(3.9)	$184.8
Depreciation and amortization	13.4	2.3	15.7
Operating loss	(71.0)	1.6	(69.4)
Interest expense, net	7.0	1.8	8.8
Loss before income taxes	(78.0)	(0.2)	(78.2)
Net loss	(50.3)	(0.2)	(50.5)

Basic and diluted loss per share of Class A
and Common Stock	$(1.27)	$(0.01)	$(1.28)

Condensed Consolidated Balance Sheet
Property, plant and equipment, net	$331.2	$61.0	$392.2
Other assets and deferred charges	64.1	6.5	70.6
Total assets	1,901.0	67.5	1,968.5

Lines of credit and short-term debt	31.0	(0.5)	30.5
Capital lease obligations - current	-	10.9	10.9
Total current liabilities	452.2	10.4	462.6

Capital lease obligations – non-current	-	63.1	63.1
Other noncurrent liabilities	54.0	4.8	58.8
Total noncurrent liabilities	641.9	67.9	709.8

Retained earnings	439.3	(10.8)	428.5
Total stockholders’ equity	806.9	(10.8)	796.1

Total liabilities and stockholders’ equity	$1,901.0	$67.5	$1,968.5

Consolidated Statement of Cash Flows
Net cash used in operating activities	$(78.8)	$2.3	$(76.5)
Net cash provided by financing activities	106.0	(2.3)	103.7

(1)	Certain prior year amounts have been reclassified to conform to the present period presentation.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

3.      Segment Information

Scholastic is a global children’s publishing and media company. The Company distributes its products and services through a variety of channels, including school-based book clubs, school-based book fairs, school-based and direct-to-home continuity programs, retail stores, schools, libraries, the internet and television networks. The Company categorizes its businesses into four operating segments: Children’s Book Publishing and Distribution; Educational Publishing; Media, Licensing and Advertising (which collectively represent the Company’s domestic operations); and International. This classification reflects the nature of products and services consistent with the method by which the Company’s chief operating decision-maker assesses operating performance and allocates resources. Revenues and gross margin related to a segment’s products sold or services rendered through another segment’s distribution channel are reallocated to the segment originating the products or services.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

The following table sets forth information for the Company’s segments for the periods indicated. In the fourth quarter of fiscal 2005, the Company reviewed the estimated Cost of goods sold related to products originated by the Media, Licensing and Advertising segment that are sold through channels included in the Children’s Book Publishing and Distribution segment. The Company determined that actual costs were lower and gross margins higher on these products than was previously estimated. As a result, the prior period inter-segment allocations were adjusted (the “Segment Reallocation”), resulting in higher gross margin and profits in the Media, Licensing and Advertising segment with an offsetting decrease in gross margin and profits in the Children’s Book Publishing and Distribution segment.

	Children’s		Media,
	Book		Licensing
	Publishing	Educational	and		Total
	and	Publishing	Advertising	Overhead (1)	Domestic	International	Consolidated
	Distribution

Three months ended
August 31, 2005

Revenues	$275.3	$128.3	$18.1	$0.0	$421.7	$76.7	$498.4
Bad debt	9.9	0.6	0.1	0.0	10.6	2.0	12.6
Depreciation and
amortization	3.5	0.8	0.4	9.3	14.0	1.6	15.6
Amortization (2)	4.1	7.9	5.9	0.0	17.9	0.5	18.4
Royalty advances
expensed	3.8	0.4	0.1	0.0	4.3	0.4	4.7
Segment profit (loss) (3)	(19.7)	27.5	(5.7)	(21.8)	(19.7)	(5.5)	(25.2)
Segment assets	984.2	338.7	65.7	407.1	1,795.7	315.4	2,111.1
Goodwill	130.6	82.5	9.8	0.0	222.9	31.2	254.1
Expenditures for
long-lived assets (4)	21.5	7.3	6.1	5.1	40.0	2.8	42.8
Long-lived assets (5)	328.0	185.4	37.1	296.7	847.2	107.0	954.2

Three months ended
August 31, 2004 Restated

Revenues	$121.8	$118.2	$11.9	$0.0	$251.9	$71.8	$323.7
Bad debt	13.7	0.3	0.1	0.0	14.1	2.1	16.2
Depreciation and
amortization	3.5	0.8	0.5	9.4	14.2	1.5	15.7
Amortization (2)	4.1	8.3	1.7	0.0	14.1	0.2	14.3
Royalty advances
expensed	4.5	0.3	0.2	0.0	5.0	0.7	5.7
Segment profit (loss) (3)	(64.0)	22.3	(6.2)	(18.5)	(66.4)	(3.0)	(69.4)
Segment assets	841.4	322.1	64.0	446.9	1,674.4	294.1	1,968.5
Goodwill	127.9	82.5	10.7	0.0	221.1	29.2	250.3
Expenditures for
long-lived assets (4)	16.9	6.7	3.8	2.2	29.6	2.1	31.7
Long-lived assets (5)	316.7	183.1	37.2	297.0	834.0	102.0	936.0

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

(3)
Segment profit (loss) represents earnings (loss) before interest expense, net and income taxes. The impact on segment profit (loss) of the Segment Reallocation for the three months ended August 31, 2004 was immaterial due to the seasonality of the Company’s business. For the three months ended August 31, 2004, the Children’s Book Publishing and Distribution segment’s operating loss includes $3.6, primarily due to severance costs related to the Company’s fiscal 2004 review of its continuity business.

(4)	Includes expenditures for property, plant and equipment, investments in prepublication and production costs, royalty advances and acquisitions of, and investments in, businesses.

(5)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles, royalty advances, production costs and long-term investments.

The following table separately sets forth information for the periods indicated for the United States direct-to-home portion of the Company’s continuity programs, which consist primarily of the business formerly operated by Grolier Incorporated (“Grolier”) and are included in the Children’s Book Publishing and Distribution segment, and for all other businesses included in the segment:

	Three months ended August 31,

	Direct-to-home		All Other		Total
	2005	2004	2005	2004	2005	2004
		Restated		Restated		Restated
Revenues	$28.4	$41.2	$246.9	$80.6	$275.3	$121.8
Bad debt	6.6	10.1	3.3	3.6	9.9	13.7
Depreciation and amortization	0.2	0.1	3.3	3.4	3.5	3.5
Amortization (1)	0.3	0.4	3.8	3.7	4.1	4.1
Royalty advances expensed	(0.4)	0.5	4.2	4.0	3.8	4.5
Business loss (2)	(6.2)	(4.6)	(13.5)	(59.4)	(19.7)	(64.0)
Business assets	235.8	242.0	748.4	599.4	984.2	841.4
Goodwill	92.4	92.4	38.2	35.5	130.6	127.9
Expenditures for long-lived assets (3)	1.4	2.5	20.1	14.4	21.5	16.9
Long-lived assets (4)	145.4	144.2	182.6	172.5	328.0	316.7

(1)	Includes amortization of prepublication and production costs.

(2)
Business loss represents loss before interest expense, net and income taxes. For the three months ended August 31, 2004, Direct-to-home includes $3.6, primarily due to severance costs related to the Company’s fiscal 2004 review of its continuity business.

(3)	Includes expenditures for property, plant and equipment, investments in prepublication costs, royalty advances and acquisitions of businesses.

(4)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles and royalty advances.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

4.      Debt

The following summarizes debt at the dates indicated:

	August 31, 2005	May 31, 2005	August 31, 2004

Lines of Credit	$33.7	$24.7	$30.2
Credit Agreement and Revolver	72.0	-	110.0
5.75% Notes due 2007, net of premium	301.0	303.5	305.0
5.00% Notes due 2013, net of discount	173.0	173.0	172.9
Other debt	0.1	0.2	0.3

Total debt	579.8	501.4	618.4
Less lines of credit and short-term debt	(33.8)	(24.9)	(30.5)

Total long-term debt	$546.0	$476.5	$587.9

The following table sets forth the maturities of the Company’s debt obligations as of August 31, 2005 for the remainder of fiscal 2006 and thereafter:

Nine-month period ending May 31:
2006	$33.8
Fiscal years ending May 31:
2007	301.0
2008	-
2009	72.0
2010	-
Thereafter	173.0

Total debt	$579.8

Lines of Credit
Scholastic Corporation’s international subsidiaries had unsecured lines of credit available in local currencies equivalent to $59.1 at August 31, 2005, as compared to $62.1 at August 31, 2004 and $61.8 at May 31, 2005. There were borrowings outstanding under these lines of credit equivalent to $33.7 at August 31, 2005, as compared to $30.2 at August 31, 2004 and $24.7 at May 31, 2005. These lines of credit are considered short-term in nature. The weighted average interest rates on the outstanding amounts were 5.5% and 5.9% at August 31, 2005 and 2004, respectively, and 5.4% at May 31, 2005.

Credit Agreement
On March 31, 2004, Scholastic Corporation and Scholastic Inc. entered into an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which replaced a similar loan agreement that was scheduled to expire on August 11, 2004. The Credit Agreement, which expires on March 31, 2009, provides for aggregate borrowings of up to $190.0 (with a right in certain circumstances to increase borrowings to $250.0), including the issuance of up to $10.0 in letters of credit. Interest under this facility is either at the prime rate or at a rate equal to 0.325% to 0.975% over LIBOR (as defined).

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee (when applicable) as of August 31, 2005 were 0.675% over LIBOR, 0.20% and 0.125%, respectively. The Credit Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2005 and 2004, $35.0 and $87.5, respectively, were outstanding under the Credit Agreement at a weighted average interest rate of 4.32% and 2.32%, respectively. There were no borrowings outstanding under the Credit Agreement at May 31, 2005.

Revolver
Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). As amended effective April 30, 2004, the Revolver provides for unsecured revolving credit of up to $40.0 and expires on March 31, 2009. Interest under this facility is either at the prime rate minus 1% or at a rate equal to 0.375% to 1.025% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of August 31, 2005 were 0.725% over LIBOR and 0.20%, respectively. The Revolver contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2005 and 2004, $37.0 and $22.5, respectively, were outstanding under the Revolver at a weighted average interest rate of 5.02% and 2.19%, respectively. There were no borrowings outstanding under the Revolver at May 31, 2005.

5.75% Notes due 2007. In January 2002, Scholastic Corporation issued $300.0 of 5.75% Notes (the “5.75% Notes”). The 5.75% Notes are senior unsecured obligations that mature on January 15, 2007. Interest on the 5.75% Notes is payable semi-annually on July 15 and January 15 of each year. The Company may, at any time, redeem all or a portion of the 5.75% Notes at a redemption price (plus accrued interest to the date of redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption. In June 2005, the Company repurchased $2.0 of the 5.75% Notes on the open market.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

5.      Comprehensive Loss

The following table sets forth comprehensive loss for the periods indicated:

	Three months ended
	August 31,

	2005	2004

		Restated

Net loss	$(21.2)	$(50.5)

Other comprehensive loss - foreign currency translation adjustment	(6.3)	(0.3)

Comprehensive loss	$(27.5)	$(50.8)

6.      Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average Shares of Class A Stock and Common Stock outstanding during the period. Diluted loss per share is calculated to give effect to potentially dilutive options to purchase Common Stock issued pursuant to the Company’s stock-based benefit plans that were outstanding during the period. The diluted loss per share was equal to the basic loss per share for the three months ended August 31, 2005 and 2004 because such options outstanding were antidilutive. The weighted average shares of Class A Stock and Common Stock outstanding for basic and diluted loss per share for the three months ended August 31, 2005 and 2004 were 41.0 and 39.6, respectively.

7.      Goodwill and Other Intangibles

Goodwill and other intangible assets with indefinite lives are reviewed for impairment annually, or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the periods indicated:

	Three months ended	Twelve months ended	Three months ended
	August 31, 2005	May 31, 2005	August 31, 2004

Beginning balance	$254.2	$249.7	$249.7
Additions due to acquisitions	-	6.0	-
Other adjustments	(0.1)	(1.5)	0.6

Ending balance	$254.1	$254.2	$250.3

In the twelve months ended May 31, 2005, Additions due to acquisitions includes the purchase price for the acquisition of Chicken House Publishing Ltd. and the accrual of a final payment related to the fiscal 2002 acquisition of Klutz.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

The following table summarizes Other intangibles subject to amortization at the dates indicated:

	August 31, 2005	May 31, 2005	August 31, 2004

Customer lists	$3.0	$3.0	$2.9
Accumulated amortization	(2.8)	(2.8)	(2.7)

Net customer lists	0.2	0.2	0.2

Other intangibles	4.0	4.0	4.0
Accumulated amortization	(2.7)	(2.6)	(2.5)

Net other intangibles	1.3	1.4	1.5

Total	$1.5	$1.6	$1.7

Amortization expense for Other intangibles totaled $0.1 for each of the three months ended August 31, 2005 and 2004 and $0.3 for the twelve months ended May 31, 2005. Amortization expense for these assets is currently estimated to total $0.3 for the fiscal year ending May 31, 2006, and $0.2 for each of the fiscal years ending May 31, 2007 through 2010. The weighted average amortization periods for these assets by major asset class are two years and twelve years for customer lists and other intangibles, respectively.

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	August 31, 2005	May 31, 2005	August 31, 2004

Net carrying value by major class:
Titles	$31.0	$31.0	$31.0
Licenses	17.2	17.2	17.2
Major sets	11.4	11.4	11.4
Trademarks and other	17.5	17.5	17.5

Total	$77.1	$77.1	$77.1

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

8.      Pension and Other Post-Retirement Benefits

The following table sets forth components of the net periodic benefit costs under the Company’s cash balance retirement plan for its United States employees meeting certain eligibility requirements, the defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom (the “U.K. Pension Plan”), the defined benefit pension plan of Grolier Ltd., an indirect subsidiary of Scholastic Corporation located in Canada (collectively, the “Pension Plans”), and the post-retirement benefits provided by the Company to its retired United States-based employees, consisting of certain healthcare and life insurance benefits (the “Post-Retirement Benefits”), for the periods indicated:

	Pension Plans		Post-Retirement Benefits
	Three months ended		Three months ended
	August 31,		August 31,

	2005	2004	2005	2004

Components of Net Periodic Benefit Cost:
Service cost	$2.0	$2.0	$0.1	$0.1
Interest cost	2.1	2.0	0.5	0.6
Expected return on assets	(2.2)	(2.4)	-	-
Net amortization and deferrals	1.0	0.6	(0.2)	(0.2)
Recognized net actuarial loss	-	-	0.5	0.4

Net periodic benefit cost	$2.9	$2.2	$0.9	$0.9

The Company currently estimates that Scholastic Ltd. will contribute the equivalent of $1.1 to the U.K. Pension Plan in the fiscal year ending May 31, 2006. For the three months ended August 31, 2005, Scholastic Ltd. contributed the equivalent of $0.3 to the U.K. Pension Plan.

9.      Continuity Charges

In the three months ended August 31, 2004, the Company recorded charges of $3.6, primarily due to severance costs related to the Company’s fiscal 2004 review of its continuity business, which are reflected as Selling, general and administrative expenses. The impact of these charges on loss per diluted share in the quarter ended August 31, 2004 was $0.06.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(“MD&A”)

Overview and Outlook

Revenue for the first quarter of fiscal 2006 improved in all segments, led by the release of Harry Potter and the Half-Blood Prince, the sixth book in the series, on July 16, 2005. The Company’s first quarter is generally its smallest revenue period as most schools are not in session, resulting in a seasonal loss. The $21.2 million net loss in the quarter ended August 31, 2005 was unusually low primarily as a result of approximately $185 million in Harry Potter® revenue and growth in revenue and profits in the Educational Publishing segment, led by sales of educational technology products. These results were consistent with the Company’s goal for fiscal 2006 of expanding margins while growing revenues.

Results of Operations - Consolidated

Revenues for the quarter ended August 31, 2005 increased $174.7 million, or 54.0%, to $498.4 million, compared to $323.7 million in the prior fiscal year quarter, based on revenue increases in each of the Company’s four operating segments. This increase related primarily to $153.5 million in higher revenues from the Children’s Book Publishing and Distribution segment as compared to the prior fiscal year quarter, where growth in the Company’s trade business, due to the July 2005 release of Harry Potter and the Half-Blood Prince, was partially offset by a revenue decline in the Company’s continuity business. Revenues grew in the Educational Publishing, Media, Licensing and Advertising and International segments by $10.1 million, $6.2 million and $4.9 million, respectively.

Cost of goods sold as a percentage of revenues increased to 58.8% for the quarter ended August 31, 2005, as compared to 54.5% in the prior fiscal year quarter, primarily due to costs related to the release of Harry Potter and the Half-Blood Prince.

Selling, general and administrative expenses as a percentage of revenue for the quarter ended August 31, 2005 decreased to 40.6% from 57.1% in the prior fiscal year quarter, primarily due to the revenue benefit from Harry Potter and the Half-Blood Prince without a corresponding increase in expense. Selling, general and administrative expenses for the prior fiscal year quarter included $3.6 million in severance costs recorded in connection with the fiscal 2004 review by the Company of its continuity business.

Bad debt expense was $12.6 million for the quarter ended August 31, 2005, compared to $16.2 million in the prior fiscal year quarter, primarily due to lower bad debt in the Company’s continuity business.

The resulting operating loss for the quarter ended August 31, 2005 was $25.2 million, an improvement of $44.2 million as compared to an operating loss of $69.4 million in the prior fiscal year quarter. This improvement was primarily due to better operating results in the Children’s Book Publishing and Distribution and Educational Publishing segments.

Net loss was $21.2 million, or $0.52 per diluted share, for the quarter ended August 31, 2005, compared to a net loss of $50.5 million, or $1.28 per diluted share, in the prior fiscal year quarter.

SCHOLASTIC CORPORATION
Item 2. MD&A

Results of Operations - Segments

In the fourth quarter of fiscal 2005, the Company reviewed the estimated Cost of goods sold related to products originated by the Media, Licensing and Advertising segment that are sold through channels included in the Children’s Book Publishing and Distribution segment. The Company determined that actual costs were lower and gross margins higher on these products than was previously estimated. As a result, the prior fiscal year quarter inter-segment allocations were adjusted (the “Segment Reallocation”), resulting in higher gross margin and profits in the Media, Licensing and Advertising segment with an offsetting decrease in gross margin and profits in the Children’s Book Publishing and Distribution segment.

Children’s Book Publishing and Distribution
The Company’s Children’s Book Publishing and Distribution segment includes the publication and distribution of children’s books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.

	Three months ended
($ amounts in millions)	August 31,

	2005	2004

		Restated

Revenue	$275.3	$121.8
Operating loss	(19.7)	(64.0	) (1)(2)

Operating margin	*	*

* not meaningful
(1)	Reflects the Segment Reallocation.
(2)	Includes Continuity charges related to this segment of $3.6.

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended August 31, 2005 increased $153.5 million to $275.3 million, compared to $121.8 million in the prior fiscal year quarter. This increase was due to a $167.7 million increase in trade revenues, primarily due to Harry Potter revenues of approximately $185 million, as compared to approximately $10 million of Harry Potter revenues in the prior fiscal year quarter. Revenues decreased $17.2 million in the Company’s continuity business, principally as a result of the Company’s previously announced plan to focus on its more productive continuity customers. School-based book clubs and book fairs have minimal activity in the Company’s first fiscal quarter, as most schools are not in session.

Segment operating loss for the quarter ended August 31, 2005 improved by $44.3 million, or 69.2%, to $19.7 million, compared to $64.0 million in the prior fiscal year quarter. This improvement was primarily due to increased operating profits for the Company’s trade business resulting from the higher Harry Potter revenues.

The following highlights the results of the direct-to-home portion of the Company’s continuity programs, which consists primarily of the business formerly operated by Grolier and is included in the Children’s Book Publishing and Distribution segment.

SCHOLASTIC CORPORATION
Item 2. MD&A

Direct-to-home continuity	Three months ended
($ amounts in millions)	August 31,

	2005	2004

		Restated

Revenue	$28.4	$41.2
Operating loss	(6.2)	(4.6	)(1)

Operating margin	*	*

* not meaningful
(1) Includes Continuity charges related to this segment of $3.6.

Revenues from the direct-to-home continuity portion of the Company’s continuity business for the quarter ended August 31, 2005 decreased to $28.4 million, compared to $41.2 million in the prior fiscal year quarter. The direct-to-home continuity business operating loss was $6.2 million in the current fiscal year quarter, compared to a $4.6 million operating loss in the prior fiscal year quarter, which included $3.6 million of Continuity charges.

Excluding the direct-to-home continuity portion of the continuity business, segment revenues for the quarter ended August 31, 2005 increased by $166.3 million to $246.9 million, as compared to the prior fiscal year quarter, and segment operating loss in the quarter ended August 31, 2005 was $13.5 million, compared to $59.4 million in the prior fiscal year quarter.

Educational Publishing
The Company’s Educational Publishing segment includes the publication and distribution to schools and libraries of educational technology products, curriculum materials, children’s books, classroom magazines and print and on-line reference and non-fiction products for grades pre-K to 12 in the United States.

	Three months ended
($ amounts in millions)	August 31,

	2005	2004

		Restated

Revenue	$128.3	$118.2
Operating profit	27.5	22.3

Operating margin	21.4%	18.9%

Revenues in the Educational Publishing segment for the quarter ended August 31, 2005 increased $10.1 million, or 8.5%, to $128.3 million, compared to $118.2 million in the prior fiscal year quarter. This increase related primarily to higher revenues from sales of educational technology products, led by the Company’s READ 180® reading intervention program.

Segment operating profit for the quarter ended August 31, 2005 improved by $5.2 million, or 23.3%, to $27.5 million, compared to $22.3 million in the prior fiscal year quarter. This improvement was primarily due to revenue growth from sales of educational technology products, which have higher gross margins.

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

	Three months ended
($ amounts in millions)	August 31,

	2005	2004

		Restated

Revenue	$18.1	$11.9
Operating loss	(5.7)	(6.2	)(1)

Operating margin	*	*

* not meaningful
(1) Reflects the Segment Reallocation.

Revenues in the Media, Licensing and Advertising segment for the quarter ended August 31, 2005 increased $6.2 million, or 52.1%, to $18.1 million, compared to $11.9 million in the prior fiscal year quarter, primarily as a result of additional television programming revenues.

Segment operating loss for the quarter ended August 31, 2005 improved by $0.5 million, or 8.1%, to $5.7 million, compared to $6.2 million in the prior fiscal year quarter.

International
The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

	Three months ended
($ amounts in millions)	August 31,

	2005	2004

		Restated

Revenue	$76.7	$71.8
Operating loss	(5.5)	(3.0)

Operating margin	*	*

* not meaningful

Revenues in the International segment for the quarter ended August 31, 2005 increased $4.9 million, or 6.8%, to $76.7 million, compared to $71.8 million in the prior fiscal year quarter. This increase was primarily due to revenue growth in the Company’s export business of $3.6 million and the favorable impact of foreign currency exchange rates of $2.7 million, partially offset by a local currency revenue decline in the United Kingdom equivalent to $4.2 million.

SCHOLASTIC CORPORATION
Item 2. MD&A

Segment operating loss for the quarter ended August 31, 2005 increased $2.5 million to $5.5 million, compared to $3.0 million in the prior fiscal year quarter, primarily due to lower local currency operating profit in the United Kingdom.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $18.4 million at August 31, 2005, compared to $13.3 million at August 31, 2004 and $110.6 million at May 31, 2005.

Cash used in operating activities was $138.8 million for the three-month period ended August 31, 2005, compared to $76.5 million in the prior fiscal year period, on a lower seasonal net loss of $29.3 million, primarily as a result of changes in working capital. Accounts receivable, net and Accrued royalties increased by $154.5 million and $87.1 million, respectively, during the three-month period ended August 31, 2005, compared to a decrease of $7.7 million and an increase of $12.6 million, respectively, in the prior fiscal year quarter, primarily due to the higher level of Harry Potter revenues. Inventories and Accounts payable and other accrued expenses increased by $102.3 million and $28.2 million, respectively, in the quarter ended August 31, 2005, compared to increases of $129.9 million and $57.4 million, respectively, in the prior fiscal year quarter, primarily due to a lower level of inventory purchases. The benefit from Deferred income taxes decreased $18.6 million to $12.5 million in the quarter ended August 31, 2005, compared to $31.1 million in the prior fiscal year quarter, principally due to the smaller seasonal net loss.

Cash used in investing activities was $42.8 million for the three-month period ended August 31, 2005, compared to $31.7 million in the prior fiscal year period. Additions to property, plant and equipment totaled $15.4 million for the quarter ended August 31, 2005, an increase of $5.7 million over the prior fiscal year period, principally due to increased information technology spending. Acquisition-related payments totaled $3.3 million in the quarter ended August 31, 2005 due to a contingent payment related to the acquisition of Klutz in fiscal 2002.

Net cash provided by financing activities was $89.3 million in the three-month period ended August 31, 2005, as compared to $103.7 million in the prior fiscal year period, substantially due to the effect of a higher cash position at the beginning of the quarter ended August 31, 2005, as compared to the beginning of the prior fiscal year period.

Due to the seasonality of its business as discussed under “Seasonality” above, the Company experiences negative cash flow in the June through October time period. As a result of the Company’s business cycle, seasonal borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

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

Financing

On March 31, 2004, Scholastic Corporation and Scholastic Inc. entered into an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which replaced a similar loan agreement that was scheduled to expire on August 11, 2004. The Credit Agreement, which expires on March 31, 2009, provides for aggregate borrowings of up to $190.0 million (with a right in certain circumstances to increase borrowings to $250.0 million), including the issuance of up to $10.0 million in letters of credit. Interest under this facility is either at the prime rate or at a rate equal to 0.325% to 0.975% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee (when applicable) as of August 31, 2005 were 0.675% over LIBOR, 0.20% and 0.125%, respectively. The Credit Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2005 and 2004, $35.0 million and $87.5 million, respectively, were outstanding under the Credit Agreement at a weighted average interest rate of 4.32% and 2.32%, respectively. There were no borrowings outstanding under the Credit Agreement at May 31, 2005.

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). As amended effective April 30, 2004, the Revolver provides for unsecured revolving credit of up to $40.0 million and expires on March 31, 2009. Interest under this facility is either at the prime rate minus 1% or at a rate equal to 0.375% to 1.025% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% . The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of August 31, 2005 were 0.725% over LIBOR and 0.20%, respectively. The Revolver contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2005 and 2004, $37.0 million and $22.5 million, respectively, were outstanding under the Revolver at a weighted average interest rate of 5.02% and 2.19%, respectively. There were no borrowings outstanding under the Revolver at May 31, 2005.

Unsecured lines of credit available in local currencies to Scholastic Corporation’s international subsidiaries were, in the aggregate, equivalent to $59.1 million at August 31, 2005, as compared to $62.1 million at August 31, 2004 and $61.8 million at May 31, 2005. These lines are used primarily to fund local working capital needs. There were borrowings outstanding under these lines of credit equivalent to $33.7 million at August 31, 2005, as compared to $30.2 million at August 31, 2004 and $24.7 million at May 31, 2005. These lines of credit are considered short-term in nature. The weighted average interest rates on the outstanding amounts were 5.5% and 5.9% at August 31, 2005 and 2004, respectively, and 5.4% at May 31, 2005.

The Company’s total debt obligations at August 31, 2005 and 2004 were $579.8 million and $618.4 million, respectively. The Company’s total debt obligations at May 31, 2005 were $501.4 million. In June 2005, the Company repurchased $2.0 million of its 5.75% Notes due 2007 on the open market. For a more complete description of the Company’s debt obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements.”

SCHOLASTIC CORPORATION
Item 2. MD&A

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are subject to various risks and uncertainties, including the conditions of the children’s book and educational materials markets and acceptance of the Company’s products within those markets, and other risks and factors identified in this Report, in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, and from time to time in the Company’s other filings with the Securities and Exchange Commission (“SEC”). Actual results could differ materially from those currently anticipated.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 18% of the Company’s debt at August 31, 2005 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 5% at May 31, 2005 and approximately 23% at August 31, 2004, with the increase from May 31, 2005 due to seasonal borrowings. The Company is subject to the risk that market interest rates will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financing.”

The following table sets forth information about the Company’s debt instruments as of August 31, 2005 (see Note 4 of Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements”):

($ amounts in millions)	Fiscal Year Maturity

	2006	2007	2008		2009	(1)	2010	Thereafter	Total

Debt Obligations
Lines of credit	$33.7	$-		$-	$-		$-	$-	$33.7
Average interest rate	5.5%

Long-term debt including
current portion:
Fixed-rate debt	$0.1	$298.0	$		$-		$-	$175.0	$473.1
Average interest rate	13.0%	5.75%						5.0%

Variable -rate debt	$-	$-	$		$72.0	(1)	$-	$-	$72.0
Average interest rate					4.68%

(1) Represents amounts drawn on the Credit Agreement and Revolver with credit lines totaling $230.0, which expire in fiscal 2009.

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company's management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of August 31, 2005, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

SCHOLASTIC CORPORATION
(Registrant)

Date: October 4, 2005	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President, and Chief
Executive Officer

Date: October 4, 2005	/s/ Mary A. Winston

Mary A. Winston
Executive Vice President and
Chief Financial Officer

SCHOLASTIC CORPORATION
CURRENT REPORT ON FORM 10-Q, DATED AUGUST 31, 2005
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