Form 10-Q
period 2005-11-30
SCHOLASTIC CORP
filed 2006-01-09
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005	Commission File No. 000-19860

      SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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
Yes X   No _

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer X    Accelerated filer _   Non-accelerated filer _

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _   No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of December 30, 2005

Common Stock, $.01 par value	40,149,763
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005
INDEX

Part I - Financial Information		Page

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations - Unaudited for the
	Three and Six Months Ended November 30, 2005 and 2004	1

	Condensed Consolidated Balance Sheets - November 30,
	2005 and 2004 - Unaudited; and May 31, 2005	2

	Consolidated Statements of Cash Flows - Unaudited for the Six
	Months Ended November 30, 2005 and 2004	3

	Notes to Condensed Consolidated Financial Statements - Unaudited	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26

Part II - Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 6.	Exhibits	28

Signatures		29

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Amounts in millions, except per share data)

	Three months ended		Six months ended
	November 30,		November 30,

	2005	2004	2005	2004

		Restated		Restated

Revenues	$696.7	$683.3	$1,195.1	$1,007.0

Operating costs and expenses:
Cost of goods sold	298.3	301.1	591.3	477.5
Selling, general and administrative expenses	251.2	225.6	453.6	410.4
Bad debt expense	15.1	19.6	27.7	35.8
Depreciation and amortization	16.8	15.1	32.4	30.8

Total operating costs and expenses	581.4	561.4	1,105.0	954.5

Operating income	115.3	121.9	90.1	52.5

Interest expense, net	9.1	9.5	17.6	18.3

Earnings before income taxes	106.2	112.4	72.5	34.2

Provision for income taxes	39.3	39.9	26.8	12.2

Net income	$66.9	$72.5	$45.7	$22.0

Basic and diluted earnings per Share of Class A and
Common Stock:
Basic	$1.62	$1.83	$1.12	$0.56
Diluted	$1.59	$1.80	$1.10	$0.55

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share data)

	November 30, 2005	May 31, 2005	November 30, 2004

	(Unaudited)		(Unaudited)
ASSETS			Restated
Current Assets:
Cash and cash equivalents	$249.3	$110.6	$27.1
Accounts receivable, net	308.3	269.6	321.0
Inventories	472.3	404.9	472.7
Deferred promotion costs	41.9	38.6	40.7
Deferred income taxes	75.0	71.7	74.6
Prepaid expenses and other current assets	54.8	43.9	45.8

Total current assets	1,201.6	939.3	981.9

Property, plant and equipment, net	396.0	392.7	394.6
Prepublication costs	117.6	120.2	115.0
Installment receivables, net	11.1	10.6	12.2
Royalty advances	55.9	54.4	55.8
Production costs	7.4	9.7	8.2
Goodwill	253.4	254.2	251.4
Other intangibles	78.5	78.7	78.8
Other assets and deferred charges	64.8	71.6	68.4

Total assets	$2,186.3	$1,931.4	$1,966.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and short-term debt	41.4	24.9	34.2
Capital lease obligations	10.5	11.0	11.4
Accounts payable	164.4	141.4	151.0
Accrued royalties	114.0	40.1	40.4
Deferred revenue	49.9	22.9	57.4
Other accrued expenses	175.3	134.5	137.8

Total current liabilities	555.5	374.8	432.2

Noncurrent Liabilities:
Long-term debt	473.5	476.5	528.5
Capital lease obligations	64.4	63.4	63.6
Other noncurrent liabilities	84.9	79.6	60.8

Total noncurrent liabilities	622.8	619.5	652.9

Commitments and Contingencies	-	-	-

Stockholders’ Equity:
Preferred Stock, $1.00 par value	-	-	-
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	453.8	424.0	392.7
Deferred compensation	(1.9)	(2.1)	(0.4)
Accumulated other comprehensive loss	(33.3)	(28.5)	(12.5)
Retained earnings	589.0	543.3	501.0

Total stockholders’ equity	1,008.0	937.1	881.2

Total liabilities and stockholders’ equity	$2,186.3	$1,931.4	$1,966.3

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Amounts in millions)

	Six months ended
	November 30,

	2005	2004

		Restated
Cash flows provided by operating activities:
Net income	$45.7	$22.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for losses on accounts receivable	27.7	35.8
Amortization of prepublication and production costs	37.5	32.4
Depreciation and amortization	32.4	30.8
Royalty advances expensed	13.2	6.2
Deferred income taxes	(1.3)	(1.9)
Non-cash interest expense	0.8	0.6
Changes in assets and liabilities:
Accounts receivable, net	(66.9)	(86.4)
Inventories	(66.2)	(62.7)
Prepaid expenses and other current assets	(10.0)	(1.8)
Deferred promotion costs	(2.5)	1.1
Accounts payable and other accrued expenses	73.3	7.2
Accrued royalties	73.9	9.6
Deferred revenue	26.4	33.4
Tax benefit realized from employee stock-based plans	4.7	0.3
Other, net	(2.8)	5.1

Total adjustments	140.2	9.7

Net cash provided by operating activities	185.9	31.7
Cash flows used in investing activities:
Prepublication expenditures	(24.1)	(26.0)
Additions to property, plant and equipment	(30.7)	(21.4)
Royalty advances	(14.8)	(14.0)
Production expenditures	(8.4)	(7.8)
Acquisition-related payments	(3.3)	-

Net cash used in investing activities	(81.3)	(69.2)
Cash flows provided by financing activities:
Borrowings under Credit Agreement and Revolver	210.8	305.0
Repayments of Credit Agreement and Revolver	(210.8)	(268.2)
Repurchase of 5.75% Notes	(2.0)	-
Borrowings under lines of credit	106.3	115.5
Repayments of lines of credit	(89.2)	(105.9)
Payments on capital lease obligations	(5.9)	(4.5)
Proceeds pursuant to employee stock-based plans	24.8	4.3
Other	-	0.2

Net cash provided by financing activities	34.0	46.4

Effect of exchange rate changes on cash	0.1	0.4

Net increase in cash and cash equivalents	138.7	9.3
Cash and cash equivalents at beginning of period	110.6	17.8

Cash and cash equivalents at end of period	$249.3	$27.1

See accompanying notes

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

1.   Basis of Presentation

The accompanying condensed consolidated financial statements consist of the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned subsidiaries (collectively “Scholastic” or the “Company”). These financial statements have not been audited but reflect those adjustments consisting of normal recurring items that management considers necessary for a fair presentation of financial position, results of operations and cash flow. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

The Company’s business is closely correlated to the school year. Consequently, the results of operations for the three and six months ended November 30, 2005 and 2004 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the November 30, 2004 condensed consolidated balance sheet is included for comparative purposes.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

	Three months ended		Six months ended
	November 30,		November 30,

	2005	2004	2005	2004

		Restated		Restated

Net income – as reported	$ 66.9	$ 72.5	$ 45.7	$ 22.0
Add: Stock-based employee compensation included in
reported net income, net of tax	0.1	0.1	0.3	0.2
Deduct: Total stock-based employee compensation expense
determined under fair value-based method, net of tax	2.7	2.9	5.4	6.0

Net income – pro forma	$ 64.3	$ 69.7	$ 40.6	$ 16.2

Earnings per share – as reported:
Basic	$ 1.62	$ 1.83	$ 1.12	$ 0.56
Diluted	$ 1.59	$ 1.80	$ 1.10	$ 0.55

Earnings per share – pro forma:
Basic	$ 1.56	$ 1.76	$ 1.00	$ 0.41
Diluted	$ 1.53	$ 1.73	$ 0.98	$ 0.40

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires companies to expense the fair value of all share-based payments as currently permitted, but not required, under SFAS No. 123. SFAS No. 123R will be effective for the Company commencing June 1, 2006. Retroactive application of the fair value recognition provisions of SFAS No. 123 is permitted, but not required. Alternatively, a company may use the modified prospective transition method for application of SFAS No. 123R. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption based on their grant-date fair value. For awards granted prior to the adoption date, the compensation cost of any unvested portion is recognized over the remaining service period. The Company intends to use the modified prospective transition method to adopt SFAS No. 123R and is currently evaluating the impact that the adoption of SFAS No. 123R will have on its financial position, results of operations and cash flows.

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

The following is a summary of the impact of the restatement on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2004:

	As Previously Reported (1)	Adjustments	As Restated

Condensed Consolidated Statement of Operations
Three Months Ended November 30, 2004
Selling, general and administrative expenses	$ 229.6	$ (4.0)	$ 225.6
Depreciation and amortization	12.6	2.5	15.1
Operating income	120.4	1.5	121.9
Interest expense, net	7.7	1.8	9.5
Earnings before income taxes	112.7	(0.3)	112.4
Provision for income taxes	40.0	(0.1)	39.9
Net income	72.7	(0.2)	72.5

Earnings per share of Class A and Common Stock:
Basic	1.83	0.00	1.83
Diluted	1.80	0.00	1.80

Condensed Consolidated Statement of Operations
Six Months Ended November 30, 2004
Selling, general and administrative expenses	$ 418.3	$ (7.9)	$ 410.4
Depreciation and amortization	26.0	4.8	30.8
Operating income	49.4	3.1	52.5
Interest expense, net	14.7	3.6	18.3
Earnings before income taxes	34.7	(0.5)	34.2
Provision for income taxes	12.3	(0.1)	12.2
Net income	22.4	(0.4)	22.0

Earnings per share of Class A and Common Stock:
Basic	0.56	0.00	0.56
Diluted	0.56	(0.01)	0.55

(1) Certain prior year amounts have been reclassified to conform to the current year presentation.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

The following is a summary of the impact of the restatement on the Company’s Condensed Consolidated Balance Sheet at November 30, 2004 and the Consolidated Statement of Cash Flows for the six months ended November 30, 2004:

	As Previously Reported (1)	Adjustments	As Restated

Condensed Consolidated Balance Sheet as of
November 30, 2004
Property, plant and equipment, net	$332.4	$62.2	$394.6
Other assets and deferred charges	61.9	6.5	68.4
Total assets	1,897.6	68.7	1,966.3

Capital lease obligations - current	-	11.4	11.4
Total current liabilities	420.8	11.4	432.2

Capital lease obligations – non-current	-	63.6	63.6
Other noncurrent liabilities	56.1	4.7	60.8
Total noncurrent liabilities	584.6	68.3	652.9

Retained earnings	512.0	(11.0)	501.0
Total stockholders’ equity	892.2	(11.0)	881.2

Total liabilities and stockholders’ equity	$1,897.6	$68.7	$1,966.3

Consolidated Statement of Cash Flows –
Six Months Ended November 30, 2004
Net cash provided by operating activities	$27.2	$4.5	$31.7
Net cash provided by financing activities	50.9	(4.5)	46.4

(1) Certain prior year amounts have been reclassified to conform to the current year presentation.

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

	Children’s
	Book		Media,
	Publishing		Licensing
	and	Educational	and		Total
	Distribution	Publishing	Advertising	Overhead (1)	Domestic	International	Consolidated

Three months ended
November 30, 2005

Revenues	$ 424.2	$ 99.2	$ 51.9	$ 0.0	$ 575.3	121.4	$ 696.7
Bad debt	11.7	0.8	0.1	0.0	12.6	2.5	15.1
Depreciation and
amortization	5.8	1.3	0.7	7.3	15.1	1.7	16.8
Amortization (2)	4.1	8.0	6.5	0.0	18.6	0.5	19.1
Royalty advances
expensed	7.3	0.6	0.3	0.0	8.2	0.3	8.5
Segment profit (loss) (3)	88.6	21.6	7.7	(15.4)	102.5	12.8	115.3
Expenditures for
long-lived assets (4)	16.4	7.4	2.4	8.6	34.8	3.7	38.5

Three months ended
November 30, 2004
Restated

Revenues	$ 425.0	$ 94.5	$ 47.6	$ 0.0	$ 567.1	$ 116.2	$ 683.3
Bad debt	16.6	0.3	0.3	0.0	17.2	2.4	19.6
Depreciation and
amortization	3.3	0.8	0.4	9.1	13.6	1.5	15.1
Amortization (2)	4.0	8.6	5.2	0.0	17.8	0.3	18.1
Royalty advances
expensed	0.1	0.0	0.1	0.0	0.2	0.3	0.5
Segment profit (loss) (3)	90.9	21.5	8.5	(18.2)	102.7	19.2	121.9
Expenditures for
long-lived assets (4)	14.7	10.2	4.8	5.8	35.5	2.0	37.5

  SCHOLASTIC CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
  (Amounts in millions, except per share data)

	Children’s
	Book		Media,
	Publishing		Licensing
	and	Educational	and		Total
	Distribution	Publishing	Advertising	Overhead(1)	Domestic	International	Consolidated

Six months ended
November 30, 2005

Revenues	$ 699.5	$ 227.5	$ 70.0	$ 0.0	$ 997.0	$ 198.1	$ 1,195.1
Bad debt	21.6	1.4	0.2	0.0	23.2	4.5	27.7
Depreciation and amortization	9.3	2.1	1.1	16.6	29.1	3.3	32.4
Amortization (2)	8.2	15.9	12.4	0.0	36.5	1.0	37.5
Royalty advances expensed	11.1	1.0	0.4	0.0	12.5	0.7	13.2
Segment profit (loss) (3)	68.9	49.1	2.0	(37.2)	82.8	7.3	90.1
Segment assets	840.4	316.6	76.7	630.9	1,864.6	321.7	2,186.3
Goodwill	130.6	82.5	9.8	0.0	222.9	30.5	253.4
Expenditures for long-lived assets (4)	37.9	14.7	8.5	13.7	74.8	6.5	81.3
Long-lived assets (5)	330.0	183.2	34.9	291.3	839.4	106.9	946.3

Six months ended
November 30, 2004
Restated

Revenues	$ 546.8	$ 212.7	$ 59.5	$ 0.0	$ 819.0	$ 188.0	$ 1,007.0
Bad debt	30.3	0.6	0.4	0.0	31.3	4.5	35.8
Depreciation and amortization	6.8	1.6	0.9	18.5	27.8	3.0	30.8
Amortization (2)	8.1	16.9	6.9	0.0	31.9	0.5	32.4
Royalty advances expensed	4.6	0.3	0.3	0.0	5.2	1.0	6.2
Segment profit (loss) (3)	26.9	43.8	2.3	(36.7)	36.3	16.2	52.5
Segment assets	830.4	318.7	70.9	415.9	1,635.9	330.4	1,966.3
Goodwill	127.9	82.5	10.7	0.0	221.1	30.3	251.4
Expenditures for long-lived assets (4)	31.6	16.9	8.6	8.0	65.1	4.1	69.2
Long-lived assets (5)	316.3	184.1	36.2	297.3	833.9	107.4	941.3

(1)	Overhead includes all domestic corporate amounts not allocated to reportable segments, which includes unallocated expenses and costs related to the management of corporate assets. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company’s headquarters in the metropolitan New York area, the fulfillment and distribution facilities located in Missouri and Arkansas, and an industrial/office building complex in Connecticut.

(2)	Includes amortization of prepublication and production costs.

(3)	Segment profit (loss) represents earnings (loss) before interest expense, net and income taxes. The impact on segment profit (loss) of the Segment Reallocation for the three and six months ended November 30, 2004 was a decrease in Children’s Book Publishing and Distribution segment profit of $5.0 and an increase in Media, Licensing and Advertising segment profit of $5.0. For the six months ended November 30, 2004, the Children’s Book Publishing and Distribution segment’s operating profit reflects a charge of $3.6, primarily due to severance costs related to the Company’s fiscal 2004 review of its continuity business.

(4)	Includes expenditures for property, plant and equipment, investments in prepublication and production costs, royalty advances and acquisitions of, and investments in, businesses.

(5)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles, royalty advances, production costs and long-term investments.

  SCHOLASTIC CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
  (Amounts in millions, except per share data)

  The following table separately sets forth information for the periods indicated for the United States direct-to-home portion of the Company’s continuity programs, which consist primarily of the business formerly operated by Grolier Incorporated (“Grolier”) and are included in the Children’s Book Publishing and Distribution segment, and for all other businesses included in the segment:

Three months ended
November 30,

	Direct-to-home		All Other		Total
	2005	2004	2005	2004	2005	2004
		Restated		Restated		Restated
Revenues	$ 30.0	$ 39.4	$ 394.2	$ 385.6	$ 424.2	$ 425.0
Bad debt	7.9	10.7	3.8	5.9	11.7	16.6
Depreciation and amortization	0.6	0.3	5.2	3.0	5.8	3.3
Amortization (1)	0.3	0.2	3.8	3.8	4.1	4.0
Royalty advances expensed	0.8	0.4	6.5	(0.3)	7.3	0.1
Business profit (loss) (2)	(4.6)	(0.3)	93.2	91.2	88.6	90.9
Expenditures for long-lived assets (3)	1.6	1.7	14.8	13.0	16.4	14.7

Six months ended
November 30,

	Direct-to-home		All Other		Total
	2005	2004	2005	2004	2005	2004
		Restated		Restated		Restated
Revenues	$ 58.4	$ 80.6	$ 641.1	$ 466.2	$ 699.5	$ 546.8
Bad debt	14.5	20.8	7.1	9.5	21.6	30.3
Depreciation and amortization	0.8	0.4	8.5	6.4	9.3	6.8
Amortization (1)	0.6	0.6	7.6	7.5	8.2	8.1
Royalty advances expensed	0.4	0.9	10.7	3.7	11.1	4.6
Business profit (loss) (2)	(10.8)	(4.9)	79.7	31.8	68.9	26.9
Business assets	238.1	236.7	602.3	593.7	840.4	830.4
Goodwill	92.4	92.4	38.2	35.5	130.6	127.9
Expenditures for long-lived assets (3)	3.0	4.2	34.9	27.4	37.9	31.6
Long-lived assets (4)	144.4	145.8	185.6	170.5	330.0	316.3

(1)	Includes amortization of prepublication and production costs.

(2)	Business profit (loss) represents profit (loss) before interest expense, net and income taxes. For the six months ended November 30, 2004, Direct-to-home includes a charge of $3.6, primarily due to severance costs related to the Company’s fiscal 2004 review of its continuity business.

(3)	Includes expenditures for property, plant and equipment, investments in prepublication costs, royalty advances and acquisitions of businesses.

(4)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles and royalty advances.

  SCHOLASTIC CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
  (Amounts in millions, except per share data)

4. Debt

The following summarizes debt at the dates indicated:

	November 30, 2005	May 31, 2005	November 30, 2004

Lines of Credit	$41.3	$24.7	$33.6
Credit Agreement and Revolver	-	-	51.1
5.75% Notes due 2007, net of premium	300.4	303.5	304.5
5.00% Notes due 2013, net of discount	173.1	173.0	172.9
Other debt	0.1	0.2	0.6

Total debt	514.9	501.4	562.7
Less lines of credit and short-term debt	(41.4)	(24.9)	(34.2)

Total long-term debt	$473.5	$476.5	$528.5

  The following table sets forth the maturities of the Company’s debt obligations as of November 30, 2005 for the remainder of fiscal 2006 and thereafter:

Six-month period ending May 31:
2006	$20.7
Fiscal years ending May 31:
2007	321.1
2008	-
2009	-
2010	-
Thereafter	173.1

Total debt	$514.9

  Lines of Credit

  Scholastic Corporation’s international subsidiaries had unsecured lines of credit available in local currencies equivalent to $76.4, in the aggregate, at November 30, 2005, as compared to $64.8 at November 30, 2004 and $61.8 at May 31, 2005. There were borrowings outstanding under these lines of credit equivalent to $41.3 at November 30, 2005, as compared to $33.6 at November 30, 2004 and $24.7 at May 31, 2005. These lines of credit are considered short-term in nature. The weighted average interest rates on the outstanding amounts were 5.5% and 5.6% at November 30, 2005 and 2004, respectively, and 5.4% at May 31, 2005.

  Credit Agreement

  On March 31, 2004, Scholastic Corporation and Scholastic Inc. entered into an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which replaced a similar loan agreement that was scheduled to expire in August 2004. The Credit Agreement, which expires on March 31, 2009, provides for aggregate borrowings of up to $190.0 (with a right in certain circumstances to increase borrowings to $250.0), including the issuance of up to $10.0 in letters of credit. Interest under this facility is either at the prime rate or at a rate equal to 0.325% to 0.975% over LIBOR (as

  SCHOLASTIC CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
  (Amounts in millions, except per share data)

  defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee (when applicable) as of November 30, 2005 were 0.675% over LIBOR, 0.20% and 0.125%, respectively. The Credit Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. There were no borrowings outstanding under the Credit Agreement at November 30, 2005 and May 31, 2005. At November 30, 2004, $45.0 was outstanding under the Credit Agreement at a weighted average interest rate of 2.5% .

  Revolver

  Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). As amended effective April 30, 2004, the Revolver provides for unsecured revolving credit of up to $40.0 and expires on March 31, 2009. Interest under this facility is either at the prime rate minus 1% or at a rate equal to 0.375% to 1.025% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% . The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of November 30, 2005 were 0.725% over LIBOR and 0.20%, respectively. The Revolver contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. There were no borrowings outstanding under the Revolver at November 30, 2005 and May 31, 2005. At November 30, 2004, $6.1 was outstanding under the Revolver at a weighted average interest rate of 2.4% .

  5.75% Notes due 2007

  In January 2002, Scholastic Corporation issued $300.0 of 5.75% Notes (the “5.75% Notes”). The 5.75% Notes are senior unsecured obligations that mature on January 15, 2007. Interest on the 5.75% Notes is payable semi-annually on July 15 and January 15 of each year. The Company may, at any time, redeem all or a portion of the 5.75% Notes at a redemption price (plus accrued interest to the date of redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption. Through November 30, 2005, the Company had repurchased $2.0 of the 5.75% Notes on the open market.

  5% Notes due 2013

  In April 2003, Scholastic Corporation issued $175.0 of 5% Notes (the “5% Notes”). The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption.

  SCHOLASTIC CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
  (Amounts in millions, except per share data)

  5. Comprehensive Income

  The following table sets forth comprehensive income for the periods indicated:

	Three months ended		Six months ended
	November 30,		November 30,

	2005	2004	2005	2004

		Restated		Restated

Net income	$ 66.9	$ 72.5	$ 45.7	$ 22.0

Other comprehensive income / (loss) - foreign
currency translation adjustment	1.5	9.3	(4.8)	9.0

Comprehensive income	$ 68.4	$ 81.8	$ 40.9	$ 31.0

6. Earnings Per Share

  Basic earnings per share is computed by dividing net income by the weighted average Shares of Class A Stock and Common Stock outstanding during the period. Diluted earnings per share is calculated to give effect to potentially dilutive options to purchase Common Stock issued pursuant to the Company’s stock-based benefit plans that were outstanding during the period. The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share computation for the periods indicated:

	Three months ended		Six months ended
	November 30,		November 30,

	2005	2004	2005	2004

		Restated		Restated
Net income for basic and diluted earnings
per share	$ 66.9	$ 72.5	$ 45.7	$ 22.0

Weighted average Shares of Class A Stock and
Common Stock outstanding for basic earnings
per share	41.3	39.7	40.8	39.7
Dilutive effect of Class A Stock and Common Stock
potentially issued pursuant to stock-based benefit plans	0.7	0.7	0.8	0.5

Adjusted weighted average Shares of Class A Stock
and Common Stock outstanding for diluted
earnings per share	42.0	40.4	41.6	40.2

Earnings per share of Class A Stock and
Common Stock:

Basic	$ 1.62	$ 1.83	$ 1.12	$ 0.56
Diluted	$ 1.59	$ 1.80	$ 1.10	$ 0.55

  SCHOLASTIC CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
  (Amounts in millions, except per share data)

  7. Goodwill and Other Intangibles

  Goodwill and other intangible assets with indefinite lives are reviewed for impairment annually, or more frequently if impairment indicators arise.

  The following table summarizes the activity in Goodwill for the periods indicated:

	Six months ended	Twelve months ended	Six months ended
	November 30, 2005	May 31, 2005	November 30, 2004

Beginning balance	$ 254.2	$ 249.7	$ 249.7
Additions due to acquisitions	-	6.0	-
Other adjustments	(0.8)	(1.5)	1.7

Ending balance	$ 253.4	$ 254.2	$ 251.4

  In the twelve months ended May 31, 2005, Additions due to acquisitions includes the purchase price for the acquisition of Chicken House Publishing Ltd. and the accrual of a final payment related to the fiscal 2002 acquisition of Klutz.

  The following table summarizes Other intangibles subject to amortization at the dates indicated:

	November 30, 2005	May 31, 2005	November 30, 2004

Customer lists	$ 3.0	$ 3.0	$ 2.9
Accumulated amortization	(2.8)	(2.8)	(2.7)

Net customer lists	0.2	0.2	0.2

Other intangibles	4.0	4.0	4.0
Accumulated amortization	(2.8)	(2.6)	(2.5)

Net other intangibles	1.2	1.4	1.5

Total	$ 1.4	$ 1.6	$ 1.7

  Amortization expense for Other intangibles totaled $0.1 and $0.2 for the three and six months ended November 30, 2005, respectively, $0.1 for each of the three and six months ended November 30, 2004, and $0.3 for the twelve months ended May 31, 2005. Amortization expense for these assets is currently estimated to total $0.3 for the fiscal year ending May 31, 2006, and $0.2 for each of the fiscal years ending May 31, 2007 through 2010. The weighted average amortization periods for these assets by major asset class are two years and twelve years for customer lists and other intangibles, respectively.

  The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	November 30, 2005	May 31, 2005		November 30, 2004

Net carrying value by major class:
Titles	$ 31.0	$	$ 31.0	$ 31.0
Licenses	17.2		17.2	17.2
Major sets	11.4		11.4	11.4
Trademarks and other	17.5		17.5	17.5

Total	$ 77.1		$ 77.1	$ 77.1

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

	Pension Plans

	Three months ended		Six months ended
	November 30,		November 30,

	2005	2004	2005	2004

Components of Net Periodic Benefit Cost:
Service cost	$ 2.0	$ 2.0	$ 4.1	$ 3.9
Interest cost	2.1	2.1	4.1	4.2
Expected return on assets	(2.2)	(2.4)	(4.4)	(4.8)
Net amortization and deferrals	1.0	0.6	1.9	1.2

Net periodic benefit cost	$ 2.9	$ 2.3	$ 5.7	$ 4.5

	Post-Retirement Benefits

	Three months ended		Six months ended
	November 30,		November 30,

	2005	2004	2005	2004

Components of Net Periodic Benefit Cost:
Service cost	$ 0.1	$ 0.1	$ 0.3	$ 0.2
Interest cost	0.5	0.6	0.9	1.1
Amortization of prior service cost	(0.2)	(0.2)	(0.4)	(0.4)
Recognized gain or loss	0.5	0.4	0.9	0.8

Net periodic benefit cost	$ 0.9	$ 0.9	$ 1.7	$ 1.7

  The Company currently estimates that Scholastic Ltd. will contribute the equivalent of $1.1 to the U.K. Pension Plan in the fiscal year ending May 31, 2006. For the six months ended November 30, 2005, Scholastic Ltd. contributed the equivalent of $0.6 to the U.K. Pension Plan.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

  Overview and Outlook

  Revenue for the quarter ended November 30, 2005 increased 2.0% to approximately $697 million, as compared to the prior fiscal year quarter, reflecting revenue increases in the International, Educational Publishing and Media, Licensing and Advertising segments. Operating income for the quarter decreased 5.4% as compared to the prior fiscal year quarter, and operating margin decreased to 16.5% in the current fiscal year quarter as compared to 17.8% a year ago. These decreases were principally due to lower operating results in the International segment.

  Key factors in the quarter ended November 30, 2005 included growth in revenues in the Company’s school-based book fair and trade businesses and the Educational Publishing segment, led by sales of educational technology products. These increases were offset by a decrease in revenues in the Company’s continuity and school-based book club businesses. The Company’s domestic operations were also adversely affected during the quarter by hurricane-related school disruptions and resulting higher fuel costs.

  For the six months ended November 30, 2005, revenues and operating income increased over the prior fiscal year period by $188.1 million and $37.6 million, respectively. Operating margin increased to 7.5% in the current fiscal year period as compared to 5.2% in the prior fiscal year period. These improvements were primarily due to better operating results in the Children’s Book Publishing and Distribution and Educational Publishing segments. The Company remains on track to achieve its goals for fiscal 2006 of expanding margins while growing revenues.

  Results of Operations - Consolidated

  Revenues for the quarter ended November 30, 2005 increased $13.4 million, or 2.0%, to $696.7 million, compared to $683.3 million in the prior fiscal year quarter. The increase was principally due to higher revenues in the International, Educational Publishing and Media, Licensing and Advertising segments of $5.2 million, $4.7 million and $4.3 million, respectively. For the six months ended November 30, 2005, revenues increased $188.1 million, or 18.7%, to $1,195.1 million, compared to $1,007.0 million in the prior fiscal year period due to increases in each of the Company’s four operating segments, led by $152.7 million in higher revenues from the Children’s Book Publishing and Distribution segment as a result of the July 2005 release of Harry Potter and the Half-Blood Prince, the sixth book in the series.

  Cost of goods sold as a percentage of revenues decreased to 42.8% for the quarter ended November 30, 2005, as compared to 44.1% in the prior fiscal year quarter. For the six months ended November 30, 2005, cost of goods sold as a percentage of revenues increased to 49.5%, as compared to 47.4% in the prior fiscal year period, primarily due to costs related to the release of Harry Potter and the Half-Blood Prince.

  Selling, general and administrative expenses as a percentage of revenues for the quarter ended November 30, 2005 increased to 36.1% from 33.0% in the prior fiscal year quarter, primarily due to an increase in employee and related expenses. For the six months ended November 30, 2005, Selling, general and administrative expenses as a percentage of revenues decreased to 38.0% from 40.8% in the prior fiscal year period, primarily due to the revenue benefit from Harry Potter and the Half-Blood Prince without a corresponding increase in expense. For the six months ended November 30, 2004, Selling, general and administrative expenses included a charge of $3.6 million, primarily related to severance costs, recorded in connection with the fiscal 2004 review by the Company of its continuity business (the “Continuity Charges”).

SCHOLASTIC CORPORATION
Item 2. MD&A

  Bad debt expense decreased to $15.1 million, or 2.2% of revenues, for the quarter ended November 30, 2005, compared to $19.6 million, or 2.9% of revenues, in the prior fiscal year quarter. For the six months ended November 30, 2005, bad debt expense decreased to $27.7 million, or 2.3% of revenues, compared to $35.8 million, or 3.6% of revenues, in the prior fiscal year period. The lower levels of bad debt expense in the three- and six-month periods related primarily to lower bad debt in the Company’s continuity business as a result of the Company’s previously announced plan for this business to focus on its more productive customers.

  Depreciation and amortization expense for the quarter ended November 30, 2005 increased to $16.8 million, or 2.4% of revenues, compared to $15.1 million, or 2.2% of revenues, in the prior fiscal year quarter. For the six months ended November 30, 2005, Depreciation and amortization expense increased to $32.4 million, or 2.7% of revenues, compared to $30.8 million, or 3.1% of revenues, in the prior fiscal year period. These increases were principally due to higher depreciation of information technology equipment.

  The resulting operating income for the quarter ended November 30, 2005 decreased by $6.6 million to $115.3 million, or 16.5% of revenues, compared to $121.9 million, or 17.8% of revenues, in the prior fiscal year quarter. For the six months ended November 30, 2005, the resulting operating income increased to $90.1 million, or 7.5% of revenues, compared to $52.5 million, or 5.2% of revenues, in the prior fiscal year period.

  The effective income tax rate for each of the three and six months ended November 30, 2005 increased to 37.0%, compared to 35.5% in each of the prior fiscal year periods, primarily due to a higher effective tax rate on foreign earnings and a higher state tax provision.

  Net income was $66.9 million, or $1.59 per diluted share, for the quarter ended November 30, 2005, compared to net income of $72.5 million, or $1.80 per diluted share, in the prior fiscal year quarter. For the six months ended November 30, 2005, net income was $45.7 million, or $1.10 per diluted share, compared to net income of $22.0 million, or $0.55 per diluted share, in the prior fiscal year period.

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

SCHOLASTIC CORPORATION
Item 2. MD&A

	Three months ended			Six months ended
$ amounts in millions)	November 30,			November 30,

	2005	2004		2005	2004

		Restated			Restated
Revenue	$ 424.2	$ 425.0		$ 699.5	$ 546.8
Operating profit	88.6	90.9	(1)	68.9	26.9	(1) 2)

Operating margin	20.9%	21.4	% (1)	9.8%	4.9	%(1)

(1)	Reflects the Segment Reallocation.
(2)	Includes Continuity Charges related to this segment of $3.6.

  Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended November 30, 2005 were nearly flat at $424.2 million, compared to $425.0 million in the prior fiscal year quarter. Within the segment, revenues from school-based book fairs increased $10.4 million due to higher revenue per fair, and trade revenues increased $5.2 million, primarily due to a higher level of Harry Potter back list revenues. Revenues in the Company’s continuity business decreased by $10.9 million, principally as a result of the Company’s previously announced plan to focus on its more productive customers, and school-based book club revenues decreased by $5.5 million, primarily due to a lower number of orders.

  Segment operating profit for the quarter ended November 30, 2005 decreased by $2.3 million, or 2.5%, to $88.6 million, compared to $90.9 million in the prior fiscal year quarter, principally due to a decrease in operating profits in the Company’s school-based book club business as a result of lower revenues and increased promotional costs, partially offset by an operating profit increase in the balance of the segment, primarily from school-based book fairs.

  Revenues for the six months ended November 30, 2005 increased $152.7 million, or 27.9%, to $699.5 million, compared to $546.8 million in the prior fiscal year period. This increase was principally due to Harry Potter revenues of approximately $195 million, as compared to approximately $15 million of Harry Potter revenues in the prior fiscal year period. In addition, revenues for the Company’s school-based book fair business increased $13.4 million due to an increase in revenue per fair. These revenue increases were partially offset by a decline in revenue from the Company’s continuity business of $28.1 million.

  Segment operating profit for the six months ended November 30, 2005 improved by $42.0 million, to $68.9 million, compared to $26.9 million in the prior fiscal year period. This improvement was primarily due to increased operating profits for the Company’s trade business resulting from the higher Harry Potter revenues.

SCHOLASTIC CORPORATION
Item 2. MD&A

  The following highlights the results of the direct-to-home portion of the Company’s continuity programs, which consists primarily of the business formerly operated by Grolier and is included in the Children’s Book Publishing and Distribution segment.

Direct-to-home continuity	Three months ended		Six months ended
($ amounts in millions)	November 30,		November 30,

	2005	2004	2005	2004

		Restated		Restated
Revenue	$ 30.0	$ 39.4	$ 58.4	$ 80.6
Operating loss	(4.6)	(0.3)	(10.8)	(4.9	)(1)

Operating margin	*	*	*	*

*	not meaningful
(1)	Includes Continuity Charges related to this business of $3.6.

  Revenues from the direct-to-home portion of the Company’s continuity business decreased by $9.4 million, or 23.9%, to $30.0 million for the quarter ended November 30, 2005, as compared to $39.4 million in the prior fiscal year quarter, and decreased by $22.2 million, or 27.5%, to $58.4 million for the six months ended November 30, 2005, as compared to $80.6 million in the prior fiscal year period.

  The operating loss for the direct-to-home portion of the continuity business was $4.6 million in the quarter ended November 30, 2005, as compared to a $0.3 million operating loss in the prior fiscal year quarter, and $10.8 million for the six months ended November 30, 2005, compared to a $4.9 million operating loss in the prior fiscal year period, which included $3.6 million of Continuity Charges.

  Excluding the direct-to-home portion of the continuity business, segment revenues increased by $8.6 million, or 2.2%, to $394.2 million for the quarter ended November 30, 2005, compared to $385.6 million in the prior fiscal year quarter, and increased by $174.9 million, or 37.5%, to $641.1 million for the six months ended November 30, 2005, compared to $466.2 million in the prior fiscal year period.

  Excluding the direct-to-home portion of the continuity business, segment operating profit was $93.2 million in the quarter ended November 30, 2005, compared to $91.2 million in the prior fiscal year quarter, and was $79.7 million in the six months ended November 30, 2005, compared to $31.8 million in the prior fiscal year period.

  Educational Publishing

  The Company’s Educational Publishing segment includes the publication and distribution to schools and libraries of educational technology products, curriculum materials, children’s books, classroom magazines and print and on-line reference and non-fiction products for grades pre-K to 12 in the United States.

SCHOLASTIC CORPORATION
Item 2. MD&A

	Three months ended		Six months ended
($ amounts in millions)	November 30,		November 30,

	2005	2004	2005	2004

		Restated		Restated
Revenue	$ 99.2	$ 94.5	$ 227.5	$ 212.7
Operating profit	21.6	21.5	49.1	43.8

Operating margin	21.8%	22.8%	21.6%	20.6%

  Revenues in the Educational Publishing segment for the quarter ended November 30, 2005 increased $4.7 million, or 5.0%, to $99.2 million, compared to $94.5 million in the prior fiscal year quarter. Segment revenues for the six months ended November 30, 2005 increased $14.8 million, or 7.0%, to $227.5 million, compared to $212.7 million in the prior fiscal year period. The increases related primarily to higher revenues from sales of educational technology products, led by the Company’s READ 180® reading intervention program, partially offset by an expected decline in classroom magazine revenues due to prior year sales of election-related materials.

  Segment operating profit for the quarter ended November 30, 2005 increased slightly to $21.6 million, compared to $21.5 million in the prior fiscal year quarter, as higher profits from sales of educational technology products were largely offset by lower results in the balance of the segment, taken together. Segment operating profit for the six months ended November 30, 2005 increased by $5.3 million, or 12.1%, to $49.1 million, compared to $43.8 million in the prior fiscal year period, primarily due to revenue growth from sales of educational technology products.

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

	Three months ended			Six months ended
($ amounts in millions)	November 30,			November 30,

	2005	2004		2005	2004

		Restated			Restated
Revenue	$ 51.9	$ 47.6		$ 70.0	$ 59.5
Operating profit	7.7	8.5	(1)	2.0	2.3	(1)

Operating margin	14.8%	17.9	% (1)	2.9%	3.9	% (1)

  (1) Reflects the Segment Reallocation.

  Revenues in the Media, Licensing and Advertising segment for the quarter ended November 30, 2005 increased $4.3 million, or 9.0%, to $51.9 million, compared to $47.6 million in the prior fiscal year quarter, due to an increase in each of the businesses in the segment, led by an increase in revenues from Back to Basic Toys®, the Company’s direct-to-home toy catalog. Segment revenues for the six months ended November 30, 2005 increased $10.5 million, or 17.6%, to $70.0 million, compared to $59.5 million in the prior fiscal year period, primarily due to an increase in television programming revenues.

SCHOLASTIC CORPORATION
Item 2. MD&A

  Segment operating profit for the quarter ended November 30, 2005 decreased $0.8 million, or 9.4%, to $7.7 million, compared to $8.5 million in the prior fiscal year quarter. Segment operating profit for the six months ended November 30, 2005 decreased slightly to $2.0 million, compared to $2.3 million in the prior fiscal year period.

  International

  The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

	Three months ended		Six months ended
($ amounts in millions)	November 30,		November 30,

	2005	2004	2005	2004

		Restated		Restated

Revenue	$ 121.4	$ 116.2	$ 198.1	$ 188.0
Operating profit	12.8	19.2	7.3	16.2

Operating margin	10.5%	16.5%	3.7%	8.6%

  Revenues in the International segment for the quarter ended November 30, 2005 increased $5.2 million, or 4.5%, to $121.4 million, compared to $116.2 million in the prior fiscal year quarter. This increase was primarily due to the favorable impact of foreign currency exchange rates. Segment revenues for the six months ended November 30, 2005 increased $10.1 million, or 5.4%, to $198.1 million, as compared to $188.0 million in the prior fiscal year period. This increase was primarily due to revenue growth in the Company’s export business of $6.9 million and the favorable impact of foreign currency exchange rates of $6.7 million, partially offset by lower local currency revenues in the United Kingdom.

  Segment operating profit for the quarter ended November 30, 2005 decreased $6.4 million, or 33.3%, to $12.8 million, as compared to $19.2 million in the prior fiscal year quarter, most significantly due to lower local currency operating profits in the United Kingdom. Segment operating profit for the six months ended November 30, 2005 decreased $8.9 million, or 54.9%, to $7.3 million, compared to $16.2 million in the prior fiscal year period, primarily due to lower local currency operating profits in the United Kingdom.

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

SCHOLASTIC CORPORATION
Item 2. MD&A

  Liquidity and Capital Resources

  The Company’s cash and cash equivalents were $249.3 million at November 30, 2005, compared to $27.1 million at November 30, 2004 and $110.6 million at May 31, 2005.

  Cash provided by operating activities was $185.9 million for the six months ended November 30, 2005, compared to $31.7 million in the prior fiscal year period. The increase from the prior fiscal year period was primarily due to higher Net income and favorable changes in working capital in the current fiscal year period. Accounts receivable, net increased by $66.9 million in the six months ended November 30, 2005, compared to an increase of $86.4 million in the prior fiscal year period, primarily due to lower revenues in the Company’s continuity programs. Accounts payable and other accrued expenses increased by $73.3 million during the six months ended November 30, 2005, compared to an increase of $7.2 million in the prior fiscal year period, due primarily to accrued expenses associated with Harry Potter. Accrued royalties increased by $73.9 million in the six months ended November 30, 2005, compared to an increase of $9.6 million in the prior fiscal year period, primarily due to royalties associated with higher Harry Potter revenues that will be paid later in fiscal 2006.

  Cash used in investing activities was $81.3 million for the six months ended November 30, 2005, compared to $69.2 million in the prior fiscal year period. Additions to property, plant and equipment totaled $30.7 million for the six months ended November 30, 2005, an increase of $9.3 million over the prior fiscal year period, principally due to increased information technology spending. Acquisition-related payments totaled $3.3 million in the six months ended November 30, 2005 due to a contingent payment related to the acquisition of Klutz in fiscal 2002.

  Cash provided by financing activities was $34.0 million in the six months ended November 30, 2005, compared to $46.4 million in the prior fiscal year period, due to the higher cash position at the beginning of the current fiscal year as compared to the beginning of the prior fiscal year, as well as the increase in current year cash provided by operating activities. Proceeds pursuant to employee stock-based plans totaled $24.8 million in the current fiscal year period, an increase of $20.5 million compared to $4.3 million in the prior fiscal year period.

  Due to the seasonality of its business as discussed under “Seasonality” above, the Company experiences negative cash flow in the June through October time period. As a result of the Company’s business cycle, seasonal borrowings have historically increased during June, July and November, have generally peaked in September or October, and have been at their lowest point in May.

  The Company believes its existing cash position, combined with funds generated from operations and available under the Credit Agreement and the Revolver, described in “Financing” below, will be sufficient to finance its ongoing working capital requirements. The Company anticipates refinancing its debt obligations prior to their respective maturity dates, including its outstanding 5.75% Notes due in January 2007, to the extent not paid through cash flow.

SCHOLASTIC CORPORATION
Item 2. MD&A

  Financing

  On March 31, 2004, Scholastic Corporation and Scholastic Inc. entered into an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which replaced a similar loan agreement that was scheduled to expire in August 2004. The Credit Agreement, which expires on March 31, 2009, provides for aggregate borrowings of up to $190.0 million (with a right in certain circumstances to increase borrowings to $250.0 million), including the issuance of up to $10.0 million in letters of credit. Interest under this facility is either at the prime rate or at a rate equal to 0.325% to 0.975% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee (when applicable) as of November 30, 2005 were 0.675% over LIBOR, 0.20% and 0.125%, respectively. The Credit Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. There were no borrowings outstanding under the Credit Agreement at November 30, 2005 and May 31, 2005. At November 30, 2004, $45.0 million was outstanding under the Credit Agreement at a weighted average interest rate of 2.5% .

  Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). As amended effective April 30, 2004, the Revolver provides for unsecured revolving credit of up to $40.0 million and expires on March 31, 2009. Interest under this facility is either at the prime rate minus 1% or at a rate equal to 0.375% to 1.025% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% . The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of November 30, 2005 were 0.725% over LIBOR and 0.20%, respectively. The Revolver contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. There were no borrowings outstanding under the Revolver at November 30, 2005 and May 31, 2005. At November 30, 2004, $6.1 million was outstanding under the Revolver at a weighted average interest rate of 2.4% .

  Unsecured lines of credit available in local currencies to Scholastic Corporation’s international subsidiaries were, in the aggregate, equivalent to $76.4 million at November 30, 2005, as compared to $64.8 million at November 30, 2004 and $61.8 million at May 31, 2005. These lines are used primarily to fund local working capital needs. There were borrowings outstanding under these lines of credit equivalent to $41.3 million at November 30, 2005, as compared to $33.6 million at November 30, 2004 and $24.7 million at May 31, 2005. These lines of credit are considered short-term in nature. The weighted average interest rates on the outstanding amounts were 5.5% and 5.6% at November 30, 2005 and 2004, respectively, and 5.4% at May 31, 2005.

  The Company’s total debt obligations at November 30, 2005 and 2004 were $514.9 million and $562.7 million, respectively. The Company’s total debt obligations at May 31, 2005 were $501.4 million. Through November 30, 2005, the Company had repurchased $2.0 million of its 5.75% Notes due 2007 on the open market. For a more complete description of the Company’s debt obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements - Unaudited in Item 1, “Financial Statements.”

  Forward Looking Statements

  This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are subject to various risks and uncertainties, including the conditions of the children’s book and educational materials markets and acceptance of the Company’s products within those markets, and other risks and factors identified in this Report, in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, and from time to time in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). Actual results could differ materially from those currently anticipated.

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

  Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 8% of the Company’s debt at November 30, 2005 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 5% at May 31, 2005 and approximately 15% at November 30, 2004. The Company is subject to the risk that market interest rates will increase and thereby increase the interest charged under its variable-rate debt.

  Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Financing.”

  The following table sets forth information about the Company’s debt instruments as of November 30, 2005 (see Note 4 of Notes to Condensed Consolidated Financial Statements - Unaudited in Item 1, “Financial Statements”):

($ amounts in millions)	Fiscal Year Maturity

	2006	2007	2008	2009	(1)	2010	Thereafter	Total

Debt Obligations
Lines of credit	$ 20.6	$ 20.7	$ -	$ -		$ -	$ -	$ 41.3
Weighted average interest rate	6.2%	4.8%

Long-term debt including
current portion:
Fixed-rate debt	$ 0.1	$ 298.0	$ -	$ -		$ -	$ 175.0	$ 473.1
Weighted average interest rate	13.0%	5.75%					5.0%

(1)	At November 30, 2005, no borrowings were outstanding under the Credit Agreement or the Revolver, which have credit lines totaling $230.0 million and expire in fiscal 2009.

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

  The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company's management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of November 30, 2005, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended November 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

  PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 4. Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Stockholders of the Corporation was held on September 21, 2005 (the “Annual Meeting”). The following sets forth the results of the proposals presented at the Annual Meeting voted upon by the stockholders of the Corporation entitled to vote thereon:

  Holders of the 1,656,200 outstanding shares of the Corporation’s Class A Stock voted in favor of electing Richard Robinson, Rebeca M. Barrera, Ramon C. Cortines, Charles T. Harris III, Andrew S. Hedden, Mae C. Jemison, Augustus K. Oliver and Richard M. Spaulding as directors to serve until the next annual meeting of the Corporation’s stockholders and until their respective successors are duly elected and qualified.

  Holders of the Corporation’s Common Stock elected the following three nominees as directors to serve until the next annual meeting of the Corporation’s stockholders and until their respective successors are duly elected and qualified. Votes cast by holders of the Common Stock were:

Nominee	For	Withheld

John L. Davies	32,775,312 shares	3,343,978	shares
Peter M. Mayer	32,879,691 shares	3,239,599	shares
John G. McDonald	32,809,697 shares	3,309,593	shares

SCHOLASTIC CORPORATION
Item 6. Exhibits

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHOLASTIC CORPORATION
SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: January 6, 2006	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President, and Chief
Executive Officer

Date: January 6, 2006	/s/ Mary A. Winston

Mary A. Winston
Executive Vice President and
Chief Financial Officer

SCHOLASTIC CORPORATION
CURRENT REPORT ON FORM 10-Q, DATED NOVEMBER 30, 2005
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