Form 10-Q
period 2006-02-28
SCHOLASTIC CORP
filed 2006-04-07
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _      No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of March 31, 2006

Common Stock, $.01 par value	40,215,377
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2006
INDEX

Part I - Financial Information		Page

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations - Unaudited for the
	Three and Nine Months Ended February 28, 2006 and 2005	1

	Condensed Consolidated Balance Sheets - February 28, 2006 and
	2005 - Unaudited; and May 31, 2005	2

	Consolidated Statements of Cash Flows - Unaudited for the Nine
	Months Ended February 28, 2006 and 2005	3

	Notes to Condensed Consolidated Financial Statements - Unaudited	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	29

Part II – Other Information

Item 6.	Exhibits	30

Signatures		31

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Amounts in millions, except per share data)

	Three months ended		Nine months ended
	February 28,		February 28,

	2006	2005	2006	2005

		Restated		Restated

Revenues	$487.7	$480.8	$1,682.8	$1,487.8

Operating costs and expenses:
Cost of goods sold	242.2	233.9	833.5	711.4
Selling, general and administrative expenses	230.9	208.4	684.5	618.8
Bad debt expense	15.7	14.9	43.4	50.7
Depreciation and amortization	16.7	15.7	49.1	46.5

Total operating costs and expenses	505.5	472.9	1,610.5	1,427.4

Operating income (loss)	(17.8)	7.9	72.3	60.4

Interest expense, net	6.8	9.1	24.4	27.4

Earnings (loss) before income taxes	(24.6)	(1.2)	47.9	33.0

Provision (benefit) for income taxes	(9.1)	(0.4)	17.7	11.8

Net income (loss)	$(15.5)	$(0.8)	$30.2	$21.2

Earnings (loss) per Share of Class A and
Common Stock:
Basic	$(0.37)	$(0.02)	$0.74	$0.53
Diluted	$(0.37)	$(0.02)	$0.73	$0.52

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share data)

	February 28, 2006	May 31, 2005	February 28, 2005

	(Unaudited)		(Unaudited)
ASSETS			Restated
Current Assets:
Cash and cash equivalents	$219.5	$110.6	$22.1
Accounts receivable, net	241.9	269.6	249.1
Inventories	480.7	404.9	468.0
Deferred promotion costs	47.3	38.6	42.7
Deferred income taxes	71.3	71.7	75.9
Prepaid expenses and other current assets	78.9	43.9	48.0

Total current assets	1,139.6	939.3	905.8

Property, plant and equipment, net	395.5	392.7	390.7
Prepublication costs	116.2	120.2	115.5
Installment receivables, net	10.4	10.6	10.2
Royalty advances	55.4	54.4	59.2
Production costs	6.4	9.7	9.9
Goodwill	253.6	254.2	251.5
Other intangibles	78.5	78.7	78.7
Other assets and deferred charges	69.0	71.6	72.8

Total assets	$2,124.6	$1,931.4	$1,894.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, lines
of credit and short-term debt	$326.8	$24.9	$21.3
Capital lease obligations	9.2	11.0	11.6
Accounts payable	150.1	141.4	127.6
Accrued royalties	129.3	40.1	57.1
Deferred revenue	35.9	22.9	43.4
Other accrued expenses	154.1	134.5	128.4

Total current liabilities	805.4	374.8	389.4

Noncurrent Liabilities:
Long-term debt, excluding current portion	173.2	476.5	489.0
Capital lease obligations	63.1	63.4	63.7
Other noncurrent liabilities	87.8	79.6	62.7

Total noncurrent liabilities	324.1	619.5	615.4

Commitments and Contingencies	-	-	-

Stockholders’ Equity:
Preferred Stock, $1.00 par value	-	-	-
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	455.5	424.0	405.3
Deferred compensation	(1.7)	(2.1)	(1.5)
Accumulated other comprehensive loss	(32.6)	(28.5)	(14.9)
Retained earnings	573.5	543.3	500.2

Total stockholders’ equity	995.1	937.1	889.5

Total liabilities and stockholders’ equity	$2,124.6	$1,931.4	$1,894.3

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Amounts in millions)

	Nine months ended
	February 28,

	2006	2005

		Restated
Cash flows provided by operating activities:
Net income	$30.2	$21.2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	43.4	50.7
Amortization of prepublication and production costs	53.9	49.3
Depreciation and amortization	49.1	46.5
Royalty advances expensed	20.9	21.3
Deferred income taxes	2.2	(3.3)
Non-cash interest expense	1.1	0.9
Changes in assets and liabilities:
Accounts receivable, net	(14.1)	(27.1)
Inventories	(73.3)	(56.9)
Prepaid expenses and other current assets	(33.9)	(4.0)
Deferred promotion costs	(7.7)	(0.9)
Accounts payable and other accrued expenses	38.1	(26.2)
Accrued royalties	89.2	18.5
Deferred revenue	12.3	19.3
Tax benefit realized from employee stock-based plans	5.1	1.5
Other, net	(6.2)	1.3

Total adjustments	180.1	90.9

Net cash provided by operating activities	210.3	112.1
Cash flows used in investing activities:
Prepublication expenditures	(35.4)	(40.9)
Additions to property, plant and equipment	(46.6)	(31.4)
Royalty advances	(22.1)	(24.7)
Production expenditures	(11.0)	(12.8)
Acquisition-related payments	(3.3)	-

Net cash used in investing activities	(118.4)	(109.8)
Cash flows provided by financing activities:
Borrowings under Credit Agreement and Revolver	170.3	342.4
Repayments of Credit Agreement and Revolver	(170.3)	(344.6)
Repurchase of 5.75% Notes	(6.0)	-
Borrowings under lines of credit	182.4	169.0
Repayments of lines of credit	(176.7)	(172.4)
Repayment of capital lease obligations	(8.9)	(7.1)
Proceeds pursuant to employee stock-based plans	26.0	14.2

Net cash provided by financing activities	16.8	1.5

Effect of exchange rate changes on cash	0.2	0.5

Net increase in cash and cash equivalents	108.9	4.3
Cash and cash equivalents at beginning of period	110.6	17.8

Cash and cash equivalents at end of period	$219.5	$22.1

See accompanying notes

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

1. Basis of Presentation

The accompanying condensed consolidated financial statements consist of the accounts of Scholastic Corporation (the “Corporation”) and all majority-owned subsidiaries (collectively, “Scholastic” or the “Company”). These financial statements have not been audited but reflect those adjustments consisting of normal recurring items that management considers necessary for a fair presentation of financial position, results of operations and cash flow. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

The Company’s business is closely correlated to the school year. Consequently, the results of operations for the three and nine months ended February 28, 2006 and 2005 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the February 28, 2005 condensed consolidated balance sheet is included for comparative purposes.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

	Three months ended		Nine months ended
	February 28,		February 28,

	2006	2005	2006	2005

		Restated		Restated

Net income (loss) – as reported	$(15.5)	$(0.8)	$30.2	$21.2
Add: Stock-based employee compensation
included in reported net income (loss), net of tax	0.3	0.1	0.6	0.3
Deduct: Total stock-based employee
compensation expense determined under
fair value-based method, net of tax	2.5	3.0	7.9	9.0

Net income (loss) – pro forma	$(17.7)	$(3.7)	$22.9	$12.5

Earnings (loss) per share - as reported:
Basic	$(0.37)	$(0.02)	$0.74	$0.53
Diluted	$(0.37)	$(0.02)	$0.73	$0.52

Earnings (loss) per share – pro forma:
Basic	$(0.42)	$(0.09)	$0.56	$0.31
Diluted	$(0.42)	$(0.09)	$0.55	$0.31

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires companies to expense the fair value of all share-based payments as currently permitted, but not required, under SFAS No. 123. SFAS No. 123R will be effective for the Company commencing June 1, 2006. Retroactive application of the fair value recognition provisions of SFAS No. 123 is permitted, but not required. Alternatively, a company may use the modified prospective transition method for application of SFAS No. 123R. Under this method, compensation expense is recognized for all share-based payments granted, modified or settled after the date of adoption based on their grant-date fair value. For awards granted prior to the adoption date, the compensation expense of any unvested portion is recognized over the remaining requisite service period. The Company intends to use the modified prospective transition method to adopt SFAS No. 123R and is currently evaluating the impact that the adoption of SFAS No. 123R will have on its financial position, results of operations and cash flows.

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

The following is a summary of the impact of the restatement on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2005:

	As Previously Reported (1)	Adjustments	As Restated

Condensed Consolidated Statement of Operations
Three Months Ended February 28, 2005
Selling, general and administrative expenses	$213.1	$(4.7)	$208.4
Depreciation and amortization	13.1	2.6	15.7
Operating income	5.8	2.1	7.9
Interest expense, net	6.9	2.2	9.1
Loss before income taxes	(1.1)	(0.1)	(1.2)
Benefit for income taxes	(0.4)	-	(0.4)
Net loss	(0.7)	(0.1)	(0.8)

Loss per share of Class A and Common Stock:
Basic	$(0.02)	$0.00	$(0.02)
Diluted	(0.02)	0.00	(0.02)

Condensed Consolidated Statement of Operations
Nine Months Ended February 28, 2005
Selling, general and administrative expenses	$631.4	$(12.6)	$618.8
Depreciation and amortization	39.1	7.4	46.5
Operating income	55.2	5.2	60.4
Interest expense, net	21.6	5.8	27.4
Earnings before income taxes	33.6	(0.6)	33.0
Provision for income taxes	11.9	(0.1)	11.8
Net income	21.7	(0.5)	21.2

Earnings per share of Class A and Common Stock:
Basic	$0.55	(0.02)	$0.53
Diluted	0.54	(0.02)	0.52

          (1)      Certain prior year amounts have been reclassified to conform to the current year presentation.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

The following is a summary of the impact of the restatement on the Company’s Condensed Consolidated Balance Sheet at February 28, 2005 and the Consolidated Statement of Cash Flows for the nine months ended February 28, 2005:

	As Previously Reported (1)	Adjustments	As Restated

Condensed Consolidated Balance Sheet as of
February 28, 2005
Property, plant and equipment, net	$328.5	$62.2	$390.7
Other assets and deferred charges	66.3	6.5	72.8
Total assets	1,825.6	68.7	1,894.3

Capital lease obligations - current	-	11.6	11.6
Total current liabilities	377.8	11.6	389.4

Capital lease obligations – noncurrent	-	63.7	63.7
Other noncurrent liabilities	58.2	4.5	62.7
Total noncurrent liabilities	547.2	68.2	615.4

Retained earnings	511.3	(11.1)	500.2
Total stockholders’ equity	900.6	(11.1)	889.5

Total liabilities and stockholders’ equity	$1,825.6	$68.7	$1,894.3

Consolidated Statement of Cash Flows –
Nine Months Ended February 28, 2005
Net cash provided by operating activities	$105.0	$7.1	$112.1
Net cash provided by financing activities	8.6	(7.1)	1.5

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

• Educational Publishing includes the production and/or publication and distribution to schools and libraries of educational technology products, curriculum materials, children’s books, classroom magazines and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States.

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

	Children’s Book		Media,
	Publishing and	Educational	Licensing and		Total
	Distribution	Publishing	Advertising	Overhead (1)	Domestic	International	Consolidated

Three months ended
February 28, 2006

Revenues	$ 270.9	$ 73.5	$ 46.4	$ 0.0	$ 390.8	$ 96.9	$ 487.7
Bad debt	11.4	1.5	0.1	0.0	13.0	2.7	15.7
Depreciation and
amortization	3.4	0.6	0.0	11.7	15.7	1.0	16.7
Amortization (2)	4.2	6.9	4.8	0.0	15.9	0.5	16.4
Royalty advances
expensed	6.2	0.3	0.2	0.0	6.7	1.0	7.7
Segment profit (loss) (3)	(3.2)	(3.5)	6.3	(19.7)	(20.1)	2.3	(17.8)
Expenditures for
long-lived assets (4)	14.0	7.3	2.4	9.7	33.4	3.7	37.1

Three months ended
February 28, 2005 - Restated

Revenues	$ 272.3	$ 79.3	$ 37.2	$ 0.0	$ 388.8	$ 92.0	$ 480.8
Bad debt	11.8	0.6	0.1	0.0	12.5	2.4	14.9
Depreciation and
amortization	4.2	0.8	0.3	8.7	14.0	1.7	15.7
Amortization (2)	4.4	8.2	4.2	0.0	16.8	0.1	16.9
Royalty advances
expensed	14.0	0.6	(0.2)	0.0	14.4	0.7	15.1
Segment profit (loss) (3)	14.7	4.9	4.4	(19.1)	4.9	3.0	7.9
Expenditures for
long-lived assets (4)	18.3	11.0	5.6	5.0	39.9	0.7	40.6

Nine months ended
February 28, 2006

Revenues	$ 970.4	$ 301.0	$ 116.4	$ 0.0	$ 1,387.8	$ 295.0	$ 1,682.8
Bad debt	33.0	2.9	0.3	0.0	36.2	7.2	43.4
Depreciation and
amortization	12.7	2.7	1.1	28.3	44.8	4.3	49.1
Amortization (2)	12.4	22.8	17.2	0.0	52.4	1.5	53.9
Royalty advances
expensed	17.3	1.3	0.6	0.0	19.2	1.7	20.9
Segment profit (loss) (3)	65.7	45.6	8.3	(56.9)	62.7	9.6	72.3
Segment assets	1,026.3	301.4	68.4	420.3	1,816.4	308.2	2,124.6
Goodwill	130.6	82.5	9.8	0.0	222.9	30.7	253.6
Expenditures for
long-lived assets (4)	51.9	22.0	10.9	23.4	108.2	10.2	118.4
Long-lived assets (5)	332.4	182.6	31.9	291.5	838.4	104.0	942.4

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

	Children’s Book		Media,
	Publishing and	Educational	Licensing and		Total
	Distribution	Publishing	Advertising	Overhead (1)	Domestic	International	Consolidated

Nine months ended
February 28, 2005 - Restated

Revenues	$ 819.1	$ 292.0	$ 96.7	$ 0.0	$ 1,207.8	$ 280.0	$ 1,487.8
Bad debt	42.1	1.2	0.5	0.0	43.8	6.9	50.7
Depreciation and
amortization	11.0	2.4	1.2	27.2	41.8	4.7	46.5
Amortization (2)	12.5	25.1	11.1	0.0	48.7	0.6	49.3
Royalty advances
expensed	18.6	0.9	0.1	0.0	19.6	1.7	21.3
Segment profit (loss) (3)	41.6	48.7	6.7	(55.8)	41.2	19.2	60.4
Segment assets	795.6	304.9	64.0	416.4	1,580.9	313.4	1,894.3
Goodwill	127.9	82.5	10.7	0.0	221.1	30.4	251.5
Expenditures for
long-lived assets (4)	49.9	27.9	14.2	13.0	105.0	4.8	109.8
Long-lived assets (5)	320.5	185.5	37.4	294.3	837.7	105.4	943.1

(1)
Overhead includes all domestic corporate amounts not allocated to reportable segments, including expenses and costs related to the management of corporate assets. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company’s headquarters in the metropolitan New York area, the fulfillment and distribution facilities located in Missouri and Arkansas, and an industrial/office building complex in Connecticut.

(2)	Includes amortization of prepublication costs and production costs.

(3)
Segment profit (loss) represents profit (loss) before interest, net and income taxes. The impact on segment profit (loss) of the Segment Reallocation for the three and nine months ended February 28, 2005 was a decrease in Children’s Book Publishing and Distribution segment profit of $2.6 and $7.6, respectively, and an increase in Media, Licensing and Advertising segment profit of $2.6 and $7.6, respectively. For the nine months ended February 28, 2005 the Children’s Book Publishing and Distribution segment’s operating profit reflects a charge of $3.6, primarily due to severance costs related to the Company’s fiscal 2004 review of its continuity business.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

The following table separately sets forth information for the periods indicated for the United States direct-to-home portion of the Company’s continuity programs, which consist primarily of the business formerly operated by Grolier Incorporated (“Grolier”) and are included in the Children’s Book Publishing and Distribution segment, and for all other businesses included in the segment:

Three months ended
February 28,

	Direct-to-home		All Other		Total
	2006	2005	2006	2005	2006	2005
		Restated		Restated		Restated
Revenues	$34.6	$32.8	$236.3	$239.5	$270.9	$272.3
Bad debt	7.5	7.2	3.9	4.6	11.4	11.8
Depreciation and amortization	0.0	0.1	3.4	4.1	3.4	4.2
Amortization (1)	0.6	0.3	3.6	4.1	4.2	4.4
Royalty advances expensed	1.8	1.2	4.4	12.8	6.2	14.0
Business profit (loss) (2)	(2.5)	0.7	(0.7)	14.0	(3.2)	14.7
Expenditures for long-lived assets (3)	1.7	2.2	12.3	16.1	14.0	18.3

Nine months ended
February 28,

	Direct-to-home		All Other		Total
	2006	2005	2006	2005	2006	2005
		Restated		Restated		Restated
Revenues	$93.0	$113.4	$877.4	$705.7	$970.4	$819.1
Bad debt	22.0	28.0	11.0	14.1	33.0	42.1
Depreciation and amortization	0.8	0.5	11.9	10.5	12.7	11.0
Amortization (1)	1.2	0.9	11.2	11.6	12.4	12.5
Royalty advances expensed	2.2	2.1	15.1	16.5	17.3	18.6
Business profit (loss) (2)	(13.3)	(4.2)	79.0	45.8	65.7	41.6
Business assets	241.1	232.9	785.2	562.7	1,026.3	795.6
Goodwill	92.4	92.4	38.2	35.5	130.6	127.9
Expenditures for long-lived assets (3)	4.7	6.4	47.2	43.5	51.9	49.9
Long-lived assets (4)	143.6	145.7	188.8	174.8	332.4	320.5

(1)	Includes amortization of prepublication costs.

(2)
Business profit (loss) represents profit (loss) before interest expense, net and income taxes. For the nine months ended February 28, 2005, Direct-to-home includes a charge of $3.6, primarily due to severance costs related to the Company’s fiscal 2004 review of its continuity business.

(3)	Includes expenditures for property, plant and equipment, investments in prepublication costs, royalty advances and acquisitions of businesses.

(4)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles and royalty advances.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

4. Debt

The following table summarizes debt as of the dates indicated:

	February 28, 2006	May 31, 2005	February 28, 2005

Lines of Credit	$30.6	$24.7	$20.8
Credit Agreement and Revolver	-	-	12.0
5.75% Notes due 2007, net of premium	295.9	303.5	304.0
5% Notes due 2013, net of discount	173.2	173.0	173.0
Other debt	0.3	0.2	0.5

Total debt	500.0	501.4	510.3
Less current portion of long-term debt, lines
of credit and short-term debt	(326.8)	(24.9)	(21.3)

Total long-term debt, excluding current portion	$173.2	$476.5	$489.0

The following table sets forth the maturities of the Company’s debt obligations as of February 28, 2006 for the remainder of fiscal 2006 and thereafter:

Three-month period ending May 31:
2006	$18.7
Fiscal years ending May 31:
2007	308.1
2008	-
2009	-
2010	-
Thereafter	173.2

Total debt	$500.0

Lines of Credit
Certain of Scholastic Corporation’s international subsidiaries had unsecured lines of credit available in local currencies equivalent to $65.4 in the aggregate at February 28, 2006, as compared to $64.6 at February 28, 2005 and $61.8 at May 31, 2005. There were borrowings outstanding under these lines of credit equivalent to $30.6 at February 28, 2006, as compared to $20.8 at February 28, 2005 and $24.7 at May 31, 2005. These lines of credit are considered short-term in nature. The weighted average interest rates on the outstanding amounts were 5.7% and 6.1% at February 28, 2006 and 2005, respectively, and 5.4% at May 31, 2005.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

Credit Agreement
Scholastic Corporation and its principal operating subsidiary, Scholastic Inc., are parties to an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which expires on March 31, 2009. The Credit Agreement provides for aggregate borrowings of up to $190.0 (with a right in certain circumstances to increase borrowings to $250.0), including the issuance of up to $10.0 in letters of credit. Interest under this facility is either at the prime rate or at a rate equal to 0.325% to 0.975% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee (when applicable) as of February 28, 2006 were 0.675% over LIBOR, 0.20% and 0.125%, respectively. The Credit Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. There were no borrowings outstanding under the Credit Agreement at February 28, 2006 or May 31, 2005. At February 28, 2005, $12.0 was outstanding under the Credit Agreement at a weighted average interest rate of 3.1% .

Revolver
Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). The Revolver provides for unsecured revolving credit of up to $40.0 and expires on March 31, 2009. Interest under this facility is either at the prime rate minus 1%, or at a rate equal to 0.375% to 1.025% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% . The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of February 28, 2006 were 0.725% over LIBOR and 0.20%, respectively. The Revolver contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. There were no borrowings outstanding under the Revolver at February 28, 2006, May 31, 2005 or February 28, 2005.

5.75% Notes due 2007
In January 2002, Scholastic Corporation issued $300.0 of 5.75% Notes (the “5.75% Notes”). The 5.75% Notes are senior unsecured obligations that mature on January 15, 2007. Interest on the 5.75% Notes is payable semi-annually on July 15 and January 15 of each year. The Company may, at any time, redeem all or a portion of the 5.75% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of the redemption. Through February 28, 2006, the Company had repurchased $6.0 of the 5.75% Notes on the open market.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

5. Comprehensive Income (Loss)

The following table sets forth comprehensive income (loss) for the periods indicated:

	Three months ended		Nine months ended
	February 28,		February 28,

	2006	2005	2006	2005

		Restated		Restated

Net income (loss)	$(15.5)	$(0.8)	$30.2	$21.2

Other comprehensive income (loss) -
foreign currency translation adjustment	0.7	(2.4)	(4.1)	6.6

Comprehensive income (loss)	$(14.8)	$(3.2)	$26.1	$27.8

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

6. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average Shares of Class A Stock and Common Stock outstanding during the period. Diluted earnings (loss) per share is calculated to give effect to potentially dilutive options to purchase Class A and Common Stock granted pursuant to the Company’s stock-based benefit plans that were outstanding during the period. The diluted loss per share was equal to the basic loss per share for the three months ended February 28, 2006 and 2005 because such options would have been antidilutive. The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computations for the periods indicated:

	Three months ended		Nine months ended
	February 28,		February 28,

	2006	2005	2006	2005

		Restated		Restated
Net income (loss) for basic and diluted
earnings (loss) per share	$(15.5)	$(0.8)	$30.2	$21.2

Weighted average Shares of Class A and
Common Stock outstanding for basic
earnings (loss) per share	41.8	40.0	40.8	39.8

Dilutive effect of Class A and
Common Stock issued pursuant to
stock-based benefit plans	-	-	0.7	0.7

Adjusted weighted average Shares of
Class A and Common Stock outstanding
for diluted earnings (loss) per share	41.8	40.0	41.5	40.5

Earnings (loss) per share of Class A
and Common Stock:

Basic	$(0.37)	$(0.02)	$0.74	$0.53
Diluted	$(0.37)	$(0.02)	$0.73	$0.52

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

7. Goodwill and Other Intangibles

Goodwill and other intangible assets with indefinite lives are reviewed for impairment annually, or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the periods indicated:

	Nine months ended	Twelve months ended	Nine months ended
	February 28, 2006	May 31, 2005	February 28, 2005

Beginning balance	$254.2	$249.7	$249.7
Additions due to acquisitions	-	6.0	-
Other adjustments	(0.6)	(1.5)	1.8

Total	$253.6	$254.2	$251.5

In the twelve months ended May 31, 2005, Additions due to acquisitions includes the purchase price for the acquisition of Chicken House Publishing Ltd. and the accrual for a final payment related to the fiscal 2002 acquisition of Klutz.

The following table summarizes Other intangibles subject to amortization at the dates indicated:

	February 28, 2006	May 31, 2005	February 28, 2005

Customer lists	$3.0	$3.0	$2.9
Accumulated amortization	(2.8)	(2.8)	(2.7)

Net customer lists	0.2	0.2	0.2

Other intangibles	4.0	4.0	4.0
Accumulated amortization	(2.8)	(2.6)	(2.6)

Net other intangibles	1.2	1.4	1.4

Total	$1.4	$1.6	$1.6

Amortization expense for Other intangibles totaled $0.0 and $0.2 for the three and nine months ended February 28, 2006, respectively, $0.1 and $0.2 for the three and nine months ended February 28, 2005, respectively, and $0.3 for the twelve months ended May 31, 2005. Amortization expense for these assets is currently estimated to total $0.3 for the fiscal year ending May 31, 2006 and $0.2 for each of the fiscal years ending May 31, 2007 through 2010. The weighted average amortization periods for these assets by major asset class are two years for customer lists and twelve years for other intangibles.

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	February 28, 2006	May 31, 2005	February 28, 2005

Net carrying value by major class:
Titles	$31.0	$31.0	$31.0
Licenses	17.2	17.2	17.2
Major sets	11.4	11.4	11.4
Trademarks and Other	17.5	17.5	17.5

Total	$77.1	$77.1	$77.1

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Amounts in millions, except per share data)

8. Pension and Other Post-Retirement Benefits

The following tables set forth components of the net periodic benefit costs under the Company’s cash balance retirement plan for its United States employees meeting certain eligibility requirements (the “U.S. Pension Plan”), the defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom (the “U.K. Pension Plan”), the defined benefit pension plan of Grolier Ltd., an indirect subsidiary of Scholastic Corporation located in Canada, and the post-retirement benefits provided by the Company to its retired United States-based employees, consisting of certain healthcare and life insurance benefits for the periods indicated:

	Pension Plans

	Three months ended		Nine months ended
	February 28,		February 28,

	2006	2005	2006	2005

Components of Net Periodic Benefit Cost:
Service cost	$2.0	$2.0	$6.1	$5.9
Interest cost	2.1	2.1	6.2	6.2
Expected return on assets	(2.2)	(2.4)	(6.6)	(7.2)
Net amortization and deferrals	1.0	0.6	2.9	1.9

Net periodic benefit cost	$2.9	$2.3	$8.6	$6.8

	Post-Retirement Benefits

	Three months ended		Nine months ended
	February 28,		February 28,

	2006	2005	2006	2005

Components of Net Periodic Benefit Cost:
Service cost	$0.1	$0.1	$0.4	$0.3
Interest cost	0.5	0.5	1.4	1.6
Amortization of prior service cost	(0.2)	(0.2)	(0.6)	(0.6)
Recognized gain or loss	0.5	0.5	1.4	1.3

Net periodic benefit cost	$0.9	$0.9	$2.6	$2.6

The Company currently estimates that it will contribute $0.6 to the U.S. Pension Plan in the year ending May 31, 2006. For the nine months ended February 28, 2006, the Company did not make any contributions to the U.S. Pension Plan. The Company currently estimates that Scholastic Ltd. will contribute the equivalent of $1.1 to the U.K. Pension Plan in the fiscal year ending May 31, 2006. For the nine months ended February 28, 2006, Scholastic Ltd. contributed the equivalent of $0.9 to the U.K. Pension Plan.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(“MD&A”)

Overview and Outlook

Scholastic’s third fiscal quarter is its second smallest revenue period. For the quarter ended February 28, 2006, revenue increased slightly compared to the prior fiscal year quarter, reflecting increases in the Media, Licensing and Advertising and International segments, partially offset by declines in the Children’s Book Publishing and Distribution and Educational Publishing segments. Higher expenses in the Children’s Book Publishing and Distribution segment, primarily in the Company’s school-based book club business, and lower educational technology revenues in the Educational Publishing segment resulted in a higher net loss for the quarter compared to the prior year period.

For the nine months ended February 28, 2006, revenues and net income increased over the prior fiscal year period by $195.0 million and $9.0 million, respectively, primarily due to higher Harry Potter revenues and profits in the Children’s Book Publishing and Distribution segment.

Based on the results for the quarter and their impact on the remainder of the fiscal year ending May 31, 2006, the Company lowered its forecasts for profitability for the year.

Scholastic is taking a number of actions intended to improve future profitability, including:

  Accelerating company-wide plans to reduce overhead costs by streamlining centralized functions
  Eliminating two of its smaller, less efficient school-based book clubs, Troll/Carnival and Trumpet, and their associated promotion spending
  Closing an in-house call center in the Continuities business and shifting the related outbound telemarketing activity to outside vendors
Results of Operations – Consolidated

Revenues for the quarter ended February 28, 2006 increased $6.9 million, or 1.4%, to $487.7 million, compared to $480.8 million in the prior fiscal year quarter. The increase was due to higher revenues in the Media, Licensing and Advertising and International segments of $9.2 million and $4.9 million, respectively, partially offset by lower revenues in the Educational Publishing and Children’s Book Publishing and Distribution segments of $5.8 million and $1.4 million, respectively. For the nine months ended February 28, 2006, revenues increased $195.0 million, or 13.1%, to $1,682.8 million, compared to $1,487.8 million in the prior fiscal year period, due to increases in each of the Company’s four operating segments, led by $151.3 million in higher revenues from the Children’s Book Publishing and Distribution segment as a result of the July 2005 release of Harry Potter and the Half-Blood Prince, the sixth book in the series.

Cost of goods sold as a percentage of revenues increased to 49.7% for the quarter ended February 28, 2006, as compared to 48.6% in the prior fiscal year quarter, primarily due to the impact of higher sales of lower margin products. For the nine months ended February 28, 2006, Cost of goods sold as a percentage of revenue increased to 49.5%, as compared to 47.8% in the prior fiscal year period, primarily due to costs related to the release of Harry Potter and the Half-Blood Prince.

SCHOLASTIC CORPORATION
Item 2. MD&A

Selling, general and administrative expenses as a percentage of revenue for the quarter ended February 28, 2006 increased to 47.3% from 43.3% in the prior fiscal year quarter, primarily due to an increase in promotional expenses in the Children’s Book Publishing and Distribution segment. For the nine months ended February 28, 2006, Selling, general and administrative expenses as a percentage of revenues decreased to 40.7% from 41.5% in the prior fiscal year period, primarily due to the revenue benefit from Harry Potter and the Half-Blood Prince without a corresponding increase in expense. For the nine months ended February 28, 2005, Selling, general and administrative expenses included a charge of $3.6 million, primarily related to severance costs, recorded in connection with the fiscal 2004 review by the Company of its continuity business (the “Continuity Charges”).

Bad debt expense increased to $15.7 million, or 3.2% of revenues, for the quarter ended February 28, 2006, compared to $14.9 million, or 3.1% of revenues, in the prior fiscal year quarter. The higher level of bad debt expense was associated with a large educational services provider in the Educational Publishing segment. For the nine months ended February 28, 2006, Bad debt expense decreased to $43.4 million, or 2.6% of revenues, compared to $50.7 million, or 3.4% of revenues, in the prior fiscal year period. The lower level of bad debt expense related primarily to lower bad debt in the Company’s continuity business as a result of the Company’s previously announced plan for this business to focus on its more productive customers.

Depreciation and amortization expense for the quarter ended February 28, 2006 increased to $16.7 million, or 3.4% of revenues, compared to $15.7 million, or 3.3% of revenues, in the prior fiscal year quarter. For the nine months ended February 28, 2006, Depreciation and amortization expense increased to $49.1 million, or 2.9% of revenues, compared to $46.5 million, or 3.1% of revenues, in the prior fiscal year period. The increases in expense were principally associated with the depreciation of information technology equipment.

The resulting operating loss for the quarter ended February 28, 2006 was $17.8 million, compared to operating income of $7.9 million in the prior fiscal year quarter. For the nine months ended February 28, 2006, the resulting operating income increased $11.9 million, or 19.7%, to $72.3 million, or 4.3% of revenues, compared to $60.4 million, or 4.1% of revenues, in the prior fiscal year period.

The effective income tax rate for the quarter ended February 28, 2006 increased to 37.0%, compared to 33.3% in the prior fiscal year quarter. For the nine months ended February 28, 2006, the effective income tax rate increased to 37.0%, compared to 35.8% in the prior fiscal year period. These increases were primarily due to a higher effective tax rate on foreign earnings and a higher state tax provision.

Net loss was $15.5 million, or $0.37 per diluted share, for the quarter ended February 28, 2006, compared to a net loss of $0.8 million, or $0.02 per diluted share, in the prior fiscal year quarter. For the nine months ended February 28, 2006, net income was $30.2 million, or $0.73 per diluted share, compared to net income of $21.2 million, or $0.52 per diluted share, in the prior fiscal year period.

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

	Three months ended			Nine months ended
($ amounts in millions)	February 28,			February 28,

	2006	2005		2006	2005

		Restated			Restated
Revenue	$270.9	$272.3		$970.4	$819.1
Operating profit (loss)	(3.2)	14.7	(1)	65.7	41.6	(1)(2)

Operating margin	*	5.4	% (1)	6.8%	5.1	% (1)

* not meaningful
(1)	Reflects the Segment Reallocation.
(2)	Includes Continuity Charges related to this segment of $3.6.

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended February 28, 2006 were down slightly at $270.9 million, compared to $272.3 million in the prior fiscal year quarter. For the current fiscal year quarter, school-based book club revenues were $105.9 million, a decrease of $4.0 million, compared to the prior fiscal year quarter, due to lower order levels primarily in the Troll/Carnival and Trumpet clubs, and school-based book fair revenues decreased by $1.2 million to $70.6 million. Revenues from the Company’s trade business were $43.7 million in the quarter ended February 28, 2006, an increase of $2.4 million compared to the prior fiscal year quarter, primarily due to higher back list revenues, and revenues from the Company’s continuity business increased by $1.4 million to $50.7 million.

Segment operating loss for the quarter ended February 28, 2006 was $3.2 million, compared to an operating profit of $14.7 million in the prior fiscal year quarter, principally related to higher promotion expense in the Company’s school-based book club business.

SCHOLASTIC CORPORATION
Item 2. MD&A

Segment revenues for the nine months ended February 28, 2006 increased $151.3 million, or 18.5%, to $970.4 million, compared to $819.1 million in the prior fiscal year period. For the current fiscal year period, the Company’s trade business revenues were $311.2 million, an increase of $175.3 million from the prior fiscal year period, and school-based book fair revenues increased by $12.2 million to $238.2 million. Revenues in the Company’s continuity business were $134.1 million in the nine months ended February 28, 2006, a decrease of $26.7 million compared to the prior fiscal year period, primarily as a result of the Company’s previously announced plan for this business, and revenues from school-based book clubs decreased by $9.5 million to $286.9 million. The increase in trade revenues was principally due to Harry Potter revenues of approximately $195 million, as compared to approximately $15 million of Harry Potter revenues in the prior fiscal year period.

Segment operating profit for the nine months ended February 28, 2006 improved by $24.1 million to $65.7 million, compared to $41.6 million in the prior fiscal year period. This improvement was primarily due to increased operating profits for the Company’s trade business resulting from the higher Harry Potter revenues, partially offset by lower operating profits in the Company’s school-based book club business as a result of lower revenues and increased promotion expense.

The following highlights the results of the direct-to-home portion of the Company’s continuity programs, which consists primarily of the business formerly operated by Grolier and is included in the Children’s Book Publishing and Distribution segment.

Direct-to-home continuity	Three months ended		Nine months ended
($ amounts in millions)	February 28,		February 28,

	2006	2005	2006	2005

		Restated		Restated
Revenue	$34.6	$ 32.8	$93.0	$ 113.4
Operating profit (loss)	(2.5)	0.7	(13.3)	(4.2	)(1)

Operating margin	*	2.1%	*	*

* not meaningful
(1)	Includes Continuity Charges related to this business of $3.6.

Revenues from the direct-to-home portion of the Company’s continuity business increased by $1.8 million, or 5.5%, to $34.6 million for the quarter ended February 28, 2006, as compared to $32.8 million in the prior fiscal year quarter, and decreased by $20.4 million, or 18.0%, to $93.0 million for the nine months ended February 28, 2006, as compared to $113.4 million in the prior fiscal year period.

Operating losses for the direct-to-home portion of the continuity business were $2.5 million and $13.3 million in the quarter and nine months ended February 28, 2006, respectively, compared to an operating profit of $0.7 million in the prior fiscal year quarter and an operating loss of $4.2 million in the nine months ended February 28, 2005, which included $3.6 million of Continuity Charges.

Excluding the direct-to-home portion of the continuity business, segment revenues decreased by $3.2 million, or 1.3%, to $236.3 million for the quarter ended February 28, 2006, compared to $239.5 million in the prior fiscal year quarter, and increased by $171.7 million, or 24.3%, to $877.4 million for the nine months ended February 28, 2006, compared to $705.7 million in the prior fiscal year period.

SCHOLASTIC CORPORATION
Item 2. MD&A

Excluding the direct-to-home portion of the continuity business, segment operating loss was $0.7 million in the quarter ended February 28, 2006, compared to an operating profit of $14.0 million in the prior fiscal year quarter, and segment operating profit was $79.0 million in the nine months ended February 28, 2006, compared to an operating profit of $45.8 million in the prior fiscal year period.

Educational Publishing

The Company’s Educational Publishing segment includes the production and/or publication and distribution to schools and libraries of educational technology products, curriculum materials, children’s books, classroom magazines and print and on-line reference and non-fiction products for grades pre-K to 12 in the United States.

	Three months ended		Nine months ended
($ amounts in millions)	February 28,		February 28,

	2006	2005	2006	2005

		Restated		Restated
Revenue	$ 73.5	$ 79.3	$ 301.0	$ 292.0
Operating profit (loss)	(3.5)	4.9	45.6	48.7

Operating margin	*	6.2%	15.1%	16.7%

* not meaningful

For the quarter ended February 28, 2006, revenues in the Educational Publishing segment decreased $5.8 million, or 7.3%, to $73.5 million, compared to $79.3 million in the prior fiscal year quarter, primarily due to lower revenues from educational technology products, including the Company’s READ 180® reading intervention program, which the Company believes reflects a shift to a more seasonal selling pattern for this business. Segment revenues for the nine months ended February 28, 2006 increased $9.0 million, or 3.1%, to $301.0 million, compared to $292.0 million in the prior fiscal year period. The increase was related primarily to higher revenues from educational technology products.

Segment operating loss for the quarter ended February 28, 2006 was $3.5 million, compared to segment operating profit of $4.9 million in the prior fiscal year quarter, primarily due to the lower revenues from educational technology products. Segment operating profit for the nine months ended February 28, 2006 decreased by $3.1 million, or 6.4%, to $45.6 million, compared to $48.7 million in the prior fiscal year period, as higher profits from education technology products were more than offset by the lower results in the balance of the segment.

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

	Three months ended			Nine months ended
($ amounts in millions)	February 28,			February 28,

	2006	2005		2006	2005

		Restated			Restated
Revenue	$ 46.4	$ 37.2		$ 116.4	$ 96.7
Operating profit	6.3	4.4	(1)	8.3	6.7	(1)

Operating margin	13.6%	11.8	% (1)	7.1%	6.9	% (1)

(1) Reflects the Segment Reallocation.

Revenues in the Media, Licensing and Advertising segment for the quarter ended February 28, 2006 increased $9.2 million, or 24.7%, to $46.4 million, compared to $37.2 million in the prior fiscal year quarter, reflecting higher revenues in each of the businesses in the segment, led by an increase in revenues from software and multimedia products. Segment revenues for the nine months ended February 28, 2006 increased $19.7 million, or 20.4%, to $116.4 million, compared to $96.7 million in the prior fiscal year period, reflecting higher revenues in each of the businesses in the segment, led by increases in revenues of $6.7 million from software and multimedia products and $6.4 million from television programming.

Segment operating profit for the quarter ended February 28, 2006 increased $1.9 million to $6.3 million, compared to $4.4 million in the prior fiscal year quarter. Segment operating profit for the nine months ended February 28, 2006 increased $1.6 million to $8.3 million, compared to $6.7 million in the prior fiscal year period. These segment operating profit increases were primarily due to higher revenues.

International

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

	Three months ended		Nine months ended
($ amounts in millions)	February 28,		February 28,

	2006	2005	2006	2005

		Restated		Restated
Revenue	$96.9	$ 92.0	$ 295.0	$ 280.0
Operating profit	2.3	3.0	9.6	19.2

Operating margin	2.4%	3.3%	3.3%	6.9%

SCHOLASTIC CORPORATION
Item 2. MD&A

Revenues in the International segment for the quarter ended February 28, 2006 increased $4.9 million, or 5.3%, to $96.9 million, compared to $92.0 million in the prior fiscal year quarter. This increase reflected higher local currency revenue growth in Canada and Australia, equivalent to $3.0 million and $1.9 million, respectively, partially offset by lower local currency revenue in the United Kingdom equivalent to $1.3 million. Segment revenues for the nine months ended February 28, 2006 increased $15.0 million, or 5.4%, to $295.0 million, as compared to $280.0 million in the prior fiscal year period. This increase reflected revenue growth in the Company’s export business of $5.8 million and local currency revenue growth in Australia and Canada, equivalent to $4.7 million and $1.5 million, respectively, as well as the favorable impact of foreign currency exchange rates of $3.8 million, partially offset by lower local currency revenues in the United Kingdom equivalent to $7.9 million.

Segment operating profit for the quarter ended February 28, 2006 decreased $0.7 million to $2.3 million, as compared to $3.0 million in the prior fiscal year quarter. This decrease was primarily due to lower local currency operating profits in the United Kingdom equivalent to $2.8 million, partially offset by the favorable impact of foreign currency exchange rates of $1.2 million. Segment operating profit for the nine months ended February 28, 2006 was $9.6 million, a decrease of $9.6 million from $19.2 million in the prior fiscal year period, primarily due to lower local currency operating profits in the United Kingdom, where the Company is implementing a turn-around plan, and in Canada, equivalent to $9.1 million and $1.6 million, respectively.

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

SCHOLASTIC CORPORATION
Item 2. MD&A

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $219.5 million at February 28, 2006, compared to $22.1 million at February 28, 2005 and $110.6 million at May 31, 2005.

Cash provided by operating activities was $210.3 million for the nine months ended February 28, 2006, compared to $112.1 million in the prior fiscal year period. This increase was due to favorable changes in working capital accounts in the current fiscal year period and a higher level of net income. Working capital account changes that had a positive impact on cash flows included: Accrued royalties, which increased by $89.2 million in the nine months ended February 28, 2006, compared to an increase of $18.5 million in the prior fiscal year period, primarily due to royalties associated with higher Harry Potter revenues that will be paid in the fourth quarter of fiscal 2006; and Accounts payable and other accrued expenses, which increased by $38.1 million during the nine months ended February 28, 2006, compared to a decrease of $26.2 million in the prior fiscal year period, primarily due to accrued expenses associated with Harry Potter. Working capital account changes that had a negative impact on cash flows included: Prepaid expenses and other current assets, which increased $33.9 million for the nine months ended February 28, 2006, compared to an increase of $4.0 million in the prior year fiscal period, primarily due to higher income tax payments; and Inventories, which increased $73.3 million during the nine months ended February 28, 2006, compared to an increase of $56.9 million in the prior year fiscal period, primarily due to earlier product purchasing in the Company’s school-based book fairs business.

Cash used in investing activities was $118.4 million for the nine months ended February 28, 2006, compared to $109.8 million in the prior fiscal year period. This increase was due primarily to Additions to property, plant and equipment totaling $46.6 million for the nine months ended February 28, 2006, an increase of $15.2 million over the prior fiscal year period, principally due to increased information technology spending. Acquisition-related payments totaled $3.3 million in the nine months ended February 28, 2006 due to a contingent payment related to the acquisition of Klutz in fiscal 2002.

Cash provided by financing activities was $16.8 million in the nine months ended February 28, 2006, compared to $1.5 million in the prior fiscal year period, an increase of $15.3 million. This increase was due primarily to proceeds received by the Company under its employee stock-based benefit plans totaling $26.0 million in the current fiscal year period, an increase of $11.8 million from $14.2 million in the prior fiscal year period.

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

Financing

Scholastic Corporation and Scholastic Inc. are parties to an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which expires on March 31, 2009. The Credit Agreement provides for aggregate borrowings of up to $190.0 million (with a right in certain circumstances to increase borrowings to $250.0 million), including the issuance of up to $10.0 million in letters of credit. Interest under this facility is either at the prime rate or a rate equal to 0.325% to 0.975% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee (when applicable) as of February 28, 2006 were 0.675% over LIBOR, 0.20% and 0.125%, respectively. The Credit Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. There were no borrowings outstanding under the Credit Agreement at February 28, 2006 or May 31, 2005. At February 28, 2005, $12.0 million was outstanding under the Credit Agreement at a weighted average interest rate of 3.1% .

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). The Revolver provides for unsecured revolving credit of up to $40.0 million and expires on March 31, 2009. Interest under this facility is either at the prime rate minus 1%, or at a rate equal to 0.375% to 1.025% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% . The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of February 28, 2006 were 0.725% over LIBOR and 0.20%, respectively. The Revolver contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. There were no borrowings outstanding under the Revolver at February 28, 2006, May 31, 2005 or February 28, 2005.

Unsecured lines of credit available in local currencies to certain of Scholastic Corporation’s international subsidiaries were, in the aggregate, equivalent to $65.4 million at February 28, 2006, as compared to $64.6 million at February 28, 2005 and $61.8 million at May 31, 2005. These lines are used primarily to fund local working capital needs. There were borrowings outstanding under these lines of credit equivalent to $30.6 million at February 28, 2006, as compared to $20.8 million at February 28, 2005 and $24.7 million at May 31, 2005. These lines of credit are considered short-term in nature. The weighted average interest rates on the outstanding amounts were 5.7% and 6.1% at February 28, 2006 and 2005, respectively, and 5.4% at May 31, 2005.

SCHOLASTIC CORPORATION
Item 2. MD&A

The Company’s total debt obligations at February 28, 2006 and February 28, 2005 were $500.0 million and $510.3 million, respectively. The Company’s total debt obligations at May 31, 2005 were $501.4 million. Through February 28, 2006, the Company had repurchased $6.0 million of its 5.75% Notes due 2007 on the open market. For a more complete description of the Company’s debt obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements – Unaudited in Item 1, “Financial Statements.”

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

SCHOLASTIC CORPORATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has operations in various foreign countries. In the normal course of business, these operations are exposed to fluctuations in currency values. Management believes that the impact of currency fluctuations does not represent a significant risk in the context of the Company’s current international operations. In the normal course of business, the Company’s operations outside the United States periodically enter into short-term forward contracts (generally not exceeding an amount equivalent to $20.0 million in the aggregate) to match selected purchases not denominated in their respective local currencies.

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 6% of the Company’s debt at both February 28, 2006 and 2005 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 5% at May 31, 2005. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt, as well as the risk that variable-rate borrowings will represent a larger portion of total debt in the future.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of February 28, 2006 (see Note 4 of Notes to Condensed Consolidated Financial Statements - Unaudited in Item 1, “Financial Statements”):

($ amounts in millions)	Fiscal Year Maturity

	2006	2007	2008	2009(1)	2010	Thereafter	Total

Debt Obligations
Lines of credit	$18.4	$12.2	$-	$-	$-	$-	$30.6
Average interest rate	6.3%	5.2%

Long-term debt including
current portion:
Fixed-rate debt	$0.3	$294.0	$-	$-	$-	$175.0	$469.3
Average interest rate	5.12%	5.75%				5.0%

(1)	At February 28, 2006, no borrowings were outstanding under the Credit Agreement or the Revolver, which have credit lines totaling $230.0 million and expire in fiscal 2009.

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Scholastic Corporation, after conducting an evaluation, together with other members of the Company's management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of February 28, 2006, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.1	Scholastic Corporation Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2005.
10.2	Deferred Compensation Agreement between Scholastic Inc. and Ernest Fleishman, as amended and restated effective January 1, 2005.
31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer of
Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: April 7, 2006	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President, and Chief
Executive Officer

Date: April 7, 2006	s/ Mary A. Winston

Mary A. Winston
Executive Vice President and
Chief Financial Officer

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED FEBRUARY 28, 2006
Exhibits Index

Exhibit
Number	Description of Document

10.1	Scholastic Corporation Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2005.

10.2	Deferred Compensation Agreement between Scholastic Inc. and Ernest
Fleishman, as amended and restated effective January 1, 2005.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of
Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.