Form 10-K
period 2006-05-31
SCHOLASTIC CORP
filed 2006-08-09
CIK 866729

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

Annual Report pursuant to section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2006      |      Commission File No. 000-19860

Scholastic Corporation
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 343-6100
Securities Registered Pursuant to Section 12(b) of the Act:

Title of class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act. Yes ☐ No ☒

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

☒ Large accelerated filer      ☐ Accelerated filer      ☐ Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as November 30, 2005, was approximately $1,115,228,000. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant’s voting stock as of July 26, 2006 was as follows: 40,355,315 shares of Common Stock and 1,656,200 shares of Class A Stock.

Documents Incorporated By Reference

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 20, 2006.

Part I

Item 1 |           Business

Overview
Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is a global children’s publishing, education and media company. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading and learning. The Company is the world’s largest publisher and distributor of children’s books and a leading developer of educational technology. Scholastic also creates quality educational and entertaining materials and products for use in school and at home, including textbooks, magazines, children’s reference and non-fiction materials, teacher materials, television programming, film, videos and toys. The Company is a leading operator of school-based book clubs and book fairs and school-based and direct-to-home continuity programs in the United States, and the Company distributes products and services through these proprietary channels, as well as directly to schools and libraries and to consumers through retail stores, the internet and television networks. The Company’s website, www.scholastic.com, is a leading site for teachers, classrooms and parents, and an award-winning destination for children. In addition to its operations in the United States, Scholastic has long-established operations in Canada, the United Kingdom, Australia, New Zealand and Southeast Asia and has newer operations in Argentina, China, India, Ireland and Mexico.

Operating Segments
The Company categorizes its businesses into four operating segments: Children’s Book Publishing and Distribution; Educational Publishing; Media, Licensing and Advertising (which collectively represent the Company’s domestic operations); and International. This classification reflects the nature of products and services consistent with the method by which the Company’s chief operating decision-maker assesses operating performance and allocates resources. Revenues and operating margin related to a segment’s products sold or services rendered through another segment are reallocated to the segment originating the products or services. The following table sets forth revenues by operating segment for the three fiscal years ended May 31:

		(Amounts in millions)

	2006	2005	2004

Children’s Book Publishing
and Distribution	$1,304.0	$1,152.5	$1,358.6
Educational Publishing	416.1	404.6	369.1
Media, Licensing and Advertising	151.6	133.1	136.4
International	412.1	389.7	369.7

Total	$2,283.8	$2,079.9	$2,233.8

Additional financial information covering the Company’s operating segments is included in Note 2 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

C H I L D R E N ’ S B O O K P U B L I S H I N G A N D D I S T R I B U T I O N
(57.1% of fiscal 2006 revenues)

General
The Company’s Children’s Book Publishing and Distribution segment includes the publication and distribution of children’s books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.

The Company is the world’s largest publisher and distributor of children’s books and is the largest operator of school-based book clubs and school-based book fairs in the United States. The Company is also a leading publisher of children’s books distributed through the trade channel and the leading distributor in the United States of children’s books through direct-to-home continuity programs primarily for children ages five and younger. In fiscal 2006, the Company distributed approximately 400 million children’s books in the United States.

Scholastic offers a broad range of children’s books. Many of the Company’s books have received awards for excellence in children’s literature, including the Caldecott and Newbery Awards.

The Company obtains titles for sale through its distribution channels from three principal sources. The first source for titles is the Company’s publication of books created under exclusive agreements with authors, illustrators, book packagers or other media companies. Scholastic generally controls the exclusive rights to sell these titles through all channels of distribution in the United States and, to a lesser extent, internationally. Scholastic’s second source of titles is licenses to publish books exclusively in specified channels of distribution, including reprints of books originally published by others for which the Company acquires rights to sell in the school market and original publications for exclusive sale in direct-to-home continuity programs. The third source of titles is the Company’s purchase of finished books from other publishers to be sold in the school market.

School-Based Book Clubs
Scholastic founded its first school-based book club in 1948. The Company’s core school-based book clubs consist of Honeybee®, serving children ages 1½ to 4; Firefly®, serving pre-kindergarten (“pre-K”) and kindergarten (“K”) students; SeeSaw®, serving students grades K to 1; Lucky®, serving students grades 2 to 3; Arrow®, serving students grades 4 to 6; TAB®, serving students grades 7 to 12; and Club Leo™, which provides Spanish language offers to students pre-K to grade 8. In fiscal 2006, the Company announced that it would offer only these core clubs and would no longer offer two of its smaller clubs, Trumpet® and Troll®/Carnival®. In addition to its regular offers, the Company creates special theme-based offers targeted to different grade levels during the year.

The Company mails promotional materials containing order forms to teachers in the vast majority of the pre-K to grade 8 classrooms in the United States. Teachers who wish to participate in a school-based book club distribute the order forms to their students, who may choose from 80 or more selections at substantial reductions from list prices. The teacher aggregates the students’ orders and forwards them to the Company by internet, phone, mail or fax. In fiscal 2006, orders through the internet accounted for approximately 45% of total book club orders. The orders are then shipped to the teacher for distribution to the students. Teachers who participate in the book clubs receive bonus points, which may be redeemed for the purchase of additional books and other resource materials for their classrooms or the school.

School-Based Book Fairs
Scholastic entered the school-based book fair business in 1981. Since that date, the Company has grown this business by expanding into new markets, including through selected acquisitions, and by increasing its business in its existing markets by (i) growing revenue on a per fair basis, and (ii) increasing the number of fairs held at its existing school customers. The Company is the leading operator of school-based book fairs in the United States.

Book fairs are generally week-long events conducted on school premises, operated by school librarians and/or parent-teacher organizations. Book fair events provide children with access to hundreds of titles and allow them to purchase books and other select products at the school. Although the Company provides the school with the books and book display cases, the school itself conducts the book fair as a fundraiser for a variety of purposes, such as to purchase books, supplies and equipment for the school. The Company believes that a primary motivation for schools sponsoring fairs is to make quality books available to their students at reasonable prices in order to stimulate interest in reading.

The Company operates school-based book fairs in all 50 states under the name Scholastic Book Fairs®. Books and display cases are delivered to schools from the Company’s warehouses principally by a fleet of leased vehicles. Sales and customer service functions are performed from regional sales offices supported by field representatives. Over 90% of the schools that sponsored a Scholastic book fair in fiscal 2005 sponsored a Scholastic book fair again in fiscal 2006.

Continuity Programs
The Company operates continuity programs whereby families generally place an order to receive multiple shipments of children’s books over a period of time. Continuity programs are promoted through (i) direct-to-home offers, primarily through direct mail, on-line advertisements, telemarketing, print promotions and the internet, and (ii) offers in the Company’s school-based book clubs. The Company’s direct-to-home continuity business is the leading direct-to-home seller of books for children age five and under. In fiscal 2006, the Company’s direct-to-home continuity business included Scholastic publishing properties, such as The New Book of Knowledge® encyclopedia, My First Steps to Reading® and Scholastic’s Phonics Reading Program, as well as licensed programs, such as Disney Book Club™, Dr. Seuss™ Beginning Readers Program, Nick Jr.™ Book Club and Veggie Tales™. Continuity programs offered through Scholastic’s school-based book clubs include Spy University™, Nick Zone™, How to Survive, Care Bears®, Thomas and Friends™ and Clifford The Big Red Dog®.

Trade
Scholastic is a leading publisher of children’s books sold through bookstores and mass merchandisers in the United States. The Company maintains approximately 6,000 titles for trade distribution. Scholastic’s original publications include Harry Potter®, I Spy™, Clifford The Big Red Dog, Captain Underpants®, Geronimo Stilton® and Goosebumps® and licensed properties such as Scooby-Doo®, Star Wars® , Lego™, Care Bears and Taggies®. In addition, the Company’s Klutz® imprint is a publisher and creator of “books plus” products for children, including titles such as How to Make Paper Airplanes.

The Company’s trade sales organization focuses on marketing and selling Scholastic’s publishing properties to bookstores, mass merchandisers, specialty sales outlets and other book retailers. Scholastic bestsellers during fiscal 2006 included books from the Harry Potter, I Spy, Taggies, How Do Dinosaurs™ and Charlie Bone™ series and individual titles, such as Inkspell, Over the Hedge and Read and Learn Bible.

Other
Also included in this segment is The Book People, a direct seller of children’s and adult books to offices and other point of sale locations through display marketing and corporate book fairs.

E D U C A T I O N A L   P U B L I S H I N G
(18.2% of fiscal 2006 revenues)

General
The Company’s Educational Publishing segment includes the production and/or publication and distribution to schools and libraries of educational technology products, curriculum materials, children’s books, classroom magazines and print and on-line reference and non-fiction products for grades pre-K to 12 in the United States.

The Company is a leading provider of educational technology products and reading materials for schools and libraries. Scholastic has been providing quality, innovative educational materials to schools and libraries since it began publishing classroom magazines in the 1920s. The Company added supplementary books and texts to its product line in the 1960s, professional books for teachers in the 1980s and early childhood products and core curriculum materials in the 1990s. In 1996, the Company strengthened its Spanish language offerings through the acquisition of Lectorum Publications, Inc., the largest Spanish language book distributor to schools and libraries in the United States. As a result of the acquisition of Grolier Incorporated (“Grolier”) in 2000, the Company is the leading print and on-line publisher of children’s reference and non-fiction products sold primarily to school libraries in the United States. In 2002, the Company acquired Tom Snyder Productions, Inc., a developer and publisher of interactive educational software. The Company markets and sells its Educational Publishing products through a combination of field representatives, direct mail, telemarketing and the internet.

Curriculum Publishing and Teaching Resources
Scholastic’s curriculum publishing and teaching resources operations develop and distribute instructional materials directly to schools in the United States, primarily purchased through school and district budgets. These operations also include reading improvement programs and educational technology products, paperback collections for classroom libraries and professional books.

The Company focuses its supplemental and core curriculum publishing efforts on reading improvement materials and the effective use of technology to support learning. Scholastic’s technology-based reading improvement programs include READ 180®, a reading intervention program for students in grades 4 to 12 reading at least two years below grade level, SCHOLASTIC ZIP ZOOM™ for grades K to 3, which supports beginning reading skills for English language learners, ReadAbout® for grades 3 to 6, which combines adaptive technology with engaging non-fiction content, and Scholastic Reading Counts!™, which encourages reading through a school-managed incentive program. In fiscal 2006, Scholastic introduced the upgraded READ 180 Enterprise Edition, which supports larger installations in schools and provides improved student data management, and launched FASTT Math™, a technology-based program to improve math fluency, developed with the creator of READ 180.

The teaching resources group publishes professional books designed for and generally purchased by teachers and distributes paperback collections to schools and school districts for classroom libraries and other uses, as well as to literacy organizations. The Company operates an on-line Teacher Store, which provides professional books and other educational materials to schools and teachers, and www.scholastic.com is a leading website for teachers and classrooms, offering multimedia teaching units, lesson plans, teaching tools and on-line activities.

Classroom Magazines
Scholastic is a leading publisher of classroom magazines. Teachers in grades pre-K to 12 use these magazines as supplementary educational materials. The Company’s 31 classroom magazines supplement formal learning programs by bringing subjects of current interest into the classroom. The magazines are designed to encourage students to read and also to cover diverse subjects, including literature, math, science, current events, social studies and foreign languages. The most well known of the Company’s domestic magazines are Scholastic News®, Junior Scholastic® and Let’s Find Out®.

Scholastic’s classroom magazine circulation in the United States in fiscal 2006 was more than 8.2 million, with approximately two-thirds of the circulation in grades pre-K to 6. In fiscal 2006, teachers in approximately 65% of the schools in the United States used the Company’s classroom magazines. The various classroom magazines are distributed either on a weekly, biweekly or monthly basis during the school year and are supplemented by timely materials featured on www.scholastic.com.

The majority of the magazines purchased are paid for with school or district funds, with teachers or students paying for the balance. Circulation revenue accounted for substantially all of the classroom magazine revenues in fiscal 2006.

Library Publishing
Scholastic is a leading publisher of quality children’s reference and non-fiction products and encyclopedias sold primarily to schools and libraries in the United States. Products include Grolier Online®, which provides subscriptions to reference databases for schools and libraries, Encyclopedia Americana® and The New Book of Knowledge, as well as reference materials published under the Grolier® name. The Company’s products also include non-fiction books published in the United States under the imprints Children’s Press® and Franklin Watts®, including books from the America the Beautiful, Enchantment of the World and True Books series.

M E D I A ,   L I C E N S I N G   A N D   A D V E R T I S I N G
(6.7% of fiscal 2006 revenues)

General
The Company’s Media, Licensing and Advertising segment includes the production and/or distribution of media and electronic products and programs (including children’s television programming, videos, DVD’s, software, feature films, interactive programs, promotional activities and non-book merchandise); and advertising revenue, including sponsorship programs.

Production and Distribution
Through Scholastic Entertainment Inc. (“SEI”), Soup2Nuts Inc. (“S2N”) and the Weston Woods Studio, the Company creates and produces television programming, videos, DVD’s, feature films, and branded websites. SEI builds consumer awareness and value for the Company’s franchises by creating family-focused shows that form the basis for global branding campaigns. SEI generates revenue by exploiting these assets globally across multiple media formats and by developing and executing brand-marketing campaigns.

SEI has built a television library of over 400 half-hour productions, including: Clifford The Big Red Dog, Clifford’s Puppy Days™, Maya & Miguel™, The Magic School Bus®, I Spy, Goosebumps, Animorphs®, Dear America® and The Baby-sitters Club®. These series have been sold in the United States and internationally in various media formats. SEI has produced 39 episodes of Clifford’s Puppy Days, an animated spin-off of the award-winning Clifford The Big Red Dog series, 14 of which were completed in fiscal 2006. SEI has also produced 65 episodes of an original animated series, Maya & Miguel, 30 of which were completed in fiscal 2006. In fiscal 2004, SEI produced Clifford’s Really Big Movie, a feature length film. In May 2006, the Company announced that it would be participating in a new children’s programming network featuring bilingual content, with a mission to promote literacy and values in children’s television.

S2N, an award-winning producer of animated television and web programming, has produced over 100 half-hour episodes of television programming, including the animated series O’Grady™ and Time Warp Trio.

Weston Woods Studios creates audiovisual adaptations of classic children’s picture books, such as Where the Wild Things Are, Chrysanthemum and Make Way for Ducklings, that are initially produced for the school and library market as a supplemental educational resource. SEI has repackaged 35 titles for sale to the consumer market under the Scholastic Video Collection banner. Weston Woods Studios has received numerous awards, including five Andrew Carnegie Medals for Excellence in Children’s Video and an Academy Award nomination.

Brand Marketing and Consumer Products
SEI creates and develops award-winning global branding campaigns for Scholastic properties in order to extend and strengthen Scholastic’s consumer connection with parents, children and teachers.

In addition to licensing rights for consumer products, SEI designs, manufactures and distributes consumer products primarily based on Scholastic’s literary properties, such as a line of upscale plush toys and wooden puzzles based on Clifford The Big Red Dog, The Magic School Bus, The Real Mother Goose®, Maya & Miguel, Kim Parker Kids™, No David!™, Fergus™ and Dear Mrs. LaRue™. The products are available through independent toy/gift stores, specialty chains, department stores, mail order catalogs and bookstores, as well as through Scholastic’s school-based book clubs, school-based book fairs and continuity programs.

Consumer Software
Scholastic distributes original and licensed consumer software, handheld and console products and accessories and DVD’s for grades K to 8 through its school-based software clubs, book clubs, book fairs and continuity programs, as well as the library/teacher market and the trade market. The Company acquires software and multi-media products for distribution in all of these channels through a combination of licensing, purchases of product from software publishers and internal development. The Company’s CD-ROM titles include the award-winning series I Spy, Clifford and Math Missions®. The Company and Fisher-Price have jointly developed interactive educational products that were launched in the fall of 2005, including the Read with Me DVD! learning system.

Advertising
Certain of the Company’s magazine properties generate advertising revenues as their primary source of revenue, including Instructor®, Scholastic Administrator™, Instructor New Teacher™, Scholastic Early Childhood Today™ and Coach and Athletic Director™, which are directed to teachers and education professionals and are distributed during the academic year. Subscriptions for these magazines are solicited primarily by direct mail, with total circulation of approximately 450,000 in fiscal 2006. Scholastic Parent and Child®magazine, which is directed at parents and distributed through schools and childcare programs, had circulation of approximately 1.2 million in fiscal 2006. These magazines carry paid advertising, advertising for Scholastic products and paid advertising for clients that sponsor customized programs.

Other
Also included in this segment are: Scholastic In-School Marketing, which develops sponsored educational materials and supplementary classroom programs in partnership with corporations, government agencies and nonprofit organizations; Back to Basics Toys®, a direct-to-home catalog business specializing in children’s toys; and Quality Education Data, which develops and markets databases and provides research and analysis focused on teachers, schools and education.

I N T E R N A T I O N A L
(18.0% of fiscal 2006 revenues)

General
The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

Scholastic has long-established operations in Canada, the United Kingdom, Australia, New Zealand and Southeast Asia and also has newer operations in Argentina, China, India, Ireland and Mexico. Scholastic’s operations in Canada, the United Kingdom and Australia generally mirror its United States business model. Each of these international operations has original trade and educational publishing programs, distributes children’s books, software and other materials through school-based book clubs, school-based book fairs, trade channels and direct-to-home continuity programs, distributes magazines and offers on-line services. Each of these operations has also established its own export and foreign rights licensing programs and is a book publishing licensee for major media properties. Original books published by each of these operations have received awards of excellence in children’s literature. In Southeast Asia, the Company primarily publishes and distributes reference products and provides services under the Grolier name.

Canada
Scholastic Canada, founded in 1957, is a leading publisher and distributor of English and French language children’s books, is the largest school-based book club and school-based book fair operator in Canada and is one of the leading suppliers of original or licensed children’s books to the Canadian trade market. Since 1965, Scholastic Canada has produced quality Canadian-authored books and educational materials. In 2006, Scholastic Canada launched a new Canadian-authored reading program, Literacy Place™ for the Early Years, for grades K to 3. Grolier Canada is a leading operator of direct-to-home continuity programs in Canada.

United Kingdom
Scholastic UK, founded in 1964, is the largest school-based book club and school-based book fair operator and a leading children’s publisher in the United Kingdom. Scholastic UK also publishes magazines for teachers and supplemental educational materials, including professional books. Grolier UK is a leading operator of direct-to-home continuity programs in the United Kingdom.

Australia
Scholastic Australia, founded in 1968, is the leading publisher and distributor of children’s educational materials in Australia and has the largest school-based book club and book fair operation in the country, reaching approximately 90% of the country’s primary schools. Scholastic Australia publishes quality children’s books supplying the Australian trade market. Scholastic Australia also operates direct-to-home continuity programs.

New Zealand
Scholastic New Zealand, founded in 1964, is the largest children’s book publisher and the leading book distributor to schools in New Zealand. Through its school-based book clubs and book fairs, Scholastic New Zealand reaches approximately 90% of the country’s primary schools.

Asia
The Company’s Asia operations primarily sell English language reference materials and local language products through a network of over 1,500 independent door-to-door sales representatives in India, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand. In India, the Company also operates school-based book clubs and book fairs and publishes original titles in the English and Hindi languages. In the Philippines, the Company also operates school-based book fairs, and in Malaysia, the Company operates school-based book clubs and continuity programs.

Latin America
In Latin America, the Company has operations in Mexico, Argentina and Puerto Rico. These businesses principally distribute books and educational material published by Scholastic, as well as merchandise from other publishers, through school-based book clubs and book fairs. In Puerto Rico, Scholastic also distributes Spanish language reference materials through a network of independent door-to-door sales representatives and sells educational books and software to public and private schools.

Foreign Rights and Export
The Company licenses the rights to selected Scholastic titles for translation in over 40 languages to other publishing companies around the world. The Company’s export business sells educational materials, software and children’s books to schools, libraries, bookstores and other book distributors in over 140 countries that are not otherwise directly serviced by Scholastic subsidiaries. The Company partners with governments and non-governmental agencies to create and distribute books to public schools in developing countries.

M A N U F A C T U R I N G   A N D   D I S T R I B U T I O N
The Company’s books, magazines, software and other materials and products are manufactured by third parties under contracts entered into through arms-length negotiations or competitive bidding. As appropriate, the Company enters into multi-year agreements that guarantee specified volume in exchange for favorable pricing terms. Paper is purchased from third party sources. The Company does not anticipate any difficulty in continuing to satisfy its manufacturing and paper requirements.

In the United States, the Company mainly processes and fulfills school-based book club, trade, curriculum publishing, reference and non-fiction products and export orders from its primary warehouse and distribution facility in Jefferson City, Missouri. Magazine orders are processed at the Jefferson City facility and are shipped directly from printers. The Company’s distribution facility in Maumelle, Arkansas serves as the Company’s primary packaging and fulfillment center for its continuity programs. In connection with its trade business, the Company generally outsources certain services, including invoicing, billing, returns processing and collection services, and also ships product directly from printers to customers. School-based book fair orders are fulfilled through a network of warehouses across the country. The Company’s international school-based book club, school-based book fair, trade, continuity businesses and educational operations use similar distribution systems.

S E A S O N A L I T Y
The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based book club and book fair revenues are greatest in the second quarter of the fiscal year, while revenues from the sale of instructional materials are the highest in the first quarter. The Company experiences a loss from operations in the first and third quarters of each fiscal year.

C O M P E T I T I O N
The markets for children’s educational and entertainment materials are highly competitive. Competition is based on the quality and range of materials made available, price, promotion, customer service and distribution channels. Competitors include numerous other book, textbook, library, reference material and supplementary text publishers, distributors and other resellers (including over the internet) of children’s books and other educational materials, national publishers of classroom and professional magazines with substantial circulation, numerous producers of television, video and film programming (many of which are substantially larger than the Company), television networks and cable networks, publishers of computer software and distributors of products and services on the internet. In the United States, competitors also include regional and local school-based book fair operators, other fundraising activities in schools, and bookstores. Competition may increase to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new materials that compete directly with the products distributed by the Company or develop or expand competitive sales channels.

C O P Y R I G H T   A N D   T R A D E M A R K S
SCHOLASTIC is a registered trademark in the United States and in a number of countries where the Company conducts business. Scholastic Inc., the Corporation’s principal operating subsidiary in the United States, has registered and/or has pending applications to register in the United States its trademarks for the names of each of its domestic book clubs, the titles of its magazines and the names of all its curriculum programs. The Corporation’s international subsidiaries have also registered trademarks in the name of Scholastic Inc. for the names of their respective book clubs, magazines and curriculum programs in their respective countries. Although individual book titles are not subject to trademark protection, Scholastic Inc. has registered and/or has pending applications to register trademarks in the United States and in a number of countries for the names of certain series of books and consumer products, such as The Magic School Bus and Clifford The Big Red Dog. GROLIER is a registered trademark in the United States and a number of countries where the Company conducts business. All of the Company’s publications, including books, magazines and software, are subject to copyright protection. Where applicable, the Company consistently files copyright registrations for its products in the name of Scholastic Inc. or one of its subsidiaries. Copyrights and trademarks are vigorously defended by the Company, and as necessary, outside counsel may be retained to assist in such protection.

E M P L O Y E E S
At May 31, 2006, the Company employed approximately 7,100 people in full-time jobs and 900 people in part-time jobs in the United States and approximately 2,400 additional people internationally. The number of part-time employees fluctuates during the year because significant portions of the Company’s business are closely correlated with the school year. The Company believes that relations with its employees are good.

Executive Officers

Each of the following individuals serves as an executive officer of Scholastic until the first meeting of the Corporation’s Board of Directors following the Annual Meeting of Stockholders of Scholastic Corporation in September 2006 and until their successors have been elected or appointed and qualified or until such officer’s earlier resignation or removal.

		Employed by
Name	Age	Registrant Since	Position(s) for Past Five Years

Richard Robinson	69	1962	Chairman of the Board (since 1982), President (since
			1974) and Chief Executive Officer (since 1975).

Mary A. Winston	44	2004	Executive Vice President and Chief Financial Officer
			(since 2004). Prior to joining the Company, Vice President
			and Controller (2003–2004) and Vice President and
			Treasurer (2002–2003) of Visteon Corporation, a global
			automotive supplier; and between 1995 and 2002, various
			senior financial management roles at Pfizer and Warner-
			Lambert, which merged in June 2000, including Vice
			President, Global Financial Operations for the
			pharmaceutical business (2000–2002).

Deborah A. Forte	52	1983	Executive Vice President (since 1996), President,
			Scholastic Media (since 2006) and Scholastic
			Entertainment Inc. (since 2001) and Division Head,
			Scholastic Entertainment Inc. (1995-2001).

Lisa Holton	44	2005	Executive Vice President and President, Book Fairs and
			Trade (since 2005). Prior to joining the Company, Senior
			Vice President, Publisher, Global Disney Children’s Books
			(2001-2005), and Vice President and Group Publisher of
			Disney Children’s Books (1999-2001).

Margery W. Mayer	54	1990	Executive Vice President (since 1990), President,
			Scholastic Education (since 2002) and Executive Vice
			President, Learning Ventures (1998-2002).

Judith A. Newman	48	1993	Executive Vice President and President, Book Clubs and
			Scholastic At Home (since 2005); Senior Vice President
			and President, Book Clubs and Scholastic At Home (2004-
			2005); and Senior Vice President, Book Clubs (1997-
			2004).

		Employed by
Name	Age	Registrant Since	Position(s) for Past Five Years

Seth Radwell	43	2005	Executive Vice President and President, e-Scholastic
			(since 2005). Prior to joining the Company, President,
			Marketing & Editorial Group, Bookspan (2002-2005); and
			Chief Executive Officer and President, Doubleday
			Interactive (1999-2001).

Hugh Roome	54	1991	Executive Vice President (since 1996), President,
			International Group (since 2001) and Executive Vice
			President, International (2000-2001).

Ernest B. Fleishman	69	1989	Senior Vice President, Education and Corporate Relations
			(since 1989).

Beth Ford	42	2000	Senior Vice President, Global Operations and Information
			Technology (since 2002) and Senior Vice President, Global
			Operations (2000-2002).

Karen A. Maloney	49	1997	Senior Vice President, Corporate Finance and Chief
			Accounting Officer (since 2005), and Vice President and
			Corporate Controller (1998-2004).

Heather J. Myers	41	2003	Senior Vice President, Strategic Planning & Business
			Development (since 2003). Prior to joining the Company,
			Independent Media & Entertainment Consultant
			(2002–2003); and from 1995–2001, various positions at
			Vivendi Universal (formerly Seagram Company Ltd.),
			including Executive Vice President/ General Manager,
			Universal Global e, Universal Music Group (1999–2001).

Peter Watts	43	2005	Senior Vice President, Corporate Human Resources and
			Employee Services (since 2005). Prior to joining the
			Company, an independent human resources consultant
			(2003-2005); and Vice President, Human Resources,
			Novartis Pharmaceuticals Corporation (2000-2002).

Available Information
The Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are accessible at the Investor Relations portion of its website, www.scholastic.com, by clicking on the “SEC Filings” tab and are available, without charge, as soon as reasonably practicable after such reports are electronically filed or furnished to the Securities and Exchange Commission (“SEC”). The Company also posts the dates of its upcoming scheduled financial press releases, telephonic investor calls and investor presentations on the “Calendar and Presentations” portion of its website at least five days prior to the event. The Company’s investor calls are open to the public and remain available through the Company’s website for at least one year thereafter.

The public may also read and copy materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site, at www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A |           Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents that the Corporation files with the SEC are risks that should be considered in evaluating the Corporation’s Common Stock, as well as risks and uncertainties that could cause the actual future results of the Company to differ from those expressed or implied in the forward-looking statements contained in this Report and in other public statements the Company makes. Additionally, because of the following risks and uncertainties, as well as other variables affecting the Company’s operating results, the Company’s past financial performance should not be considered an indicator of future performance.

If we cannot anticipate trends and develop new products or technologies responding to changing customer preferences, this could adversely affect our revenues or profitability.

The Company operates in highly competitive markets that are subject to rapid change, including changes in customer preferences. There are substantial uncertainties associated with the Company’s efforts to develop successful educational, trade publishing, entertainment and software products and services for its customers, as well as to adapt its print materials to new technology, including the internet. The Company makes significant investments in new products and services that may not be profitable, or whose profitability may be significantly lower than the Company has experienced historically.

Our financial results would suffer if we fail to meet successfully market needs in school-based book clubs and book fairs, two of our core businesses.

The Company’s school-based book clubs and book fairs are core businesses, which produce a substantial part of the Company’s revenues. The Company has recently determined to discontinue two of its smaller school-based book clubs, Trumpet and Troll/Carnival, which is expected to result in lower revenues in the near term, and is changing its promotional strategy with respect to its other school-based book clubs for the school year starting in Fall 2006. The Company is subject to the risk that it will not successfully execute its new promotional strategy for its school-based books clubs or otherwise meet market needs in these businesses, which would have an adverse effect on the Company’s financial results.

Our failure to successfully execute our recent change in business plan for our continuity business may adversely affect our financial results.

The Company’s direct-to-home continuity business was affected by the implementation of the National “Do-Not-Call Registry” legislation in 2003, which has adversely affected the business and necessitated changes in marketing strategies and the development of new continuity products. In response, the Company adopted a significant change to the business plan for its direct-to-home continuity business, focusing on its more productive customers, which has, as anticipated, resulted in a decline in continuity revenues from historical levels. The Company is subject to the risk that it will not successfully execute this plan and that the continuity business may not return to its historical levels of profitability.

If we are unsuccessful in achieving significant cost savings from the execution of our cost savings initiative, our profitability would be adversely affected.

In fiscal 2006, the Company announced that it was implementing a significant cost savings initiative, affecting all areas of the Company. The Company is subject to the risk that it will not meet successfully the announced goals of this cost savings initiative and that, even if successful, the achievement of the anticipated savings may not be sufficient to assist the Company in meeting its financial goals, adversely affecting profitability.

If we fail to maintain the continuance of strong relationships with our authors, illustrators and other creative talent, as well as to develop relationships with new creative talent, our business could be adversely affected.

The Company’s business, in particular the trade publishing and media portions of the business, is highly dependent on maintaining strong relationships with the authors, illustrators and other creative talent who produce the products and services that are sold to its customers. Any overall weakening of these relationships, or the failure to develop successful new relationships, could have an adverse impact on the Company’s business and financial performance.

If we fail to adapt to new purchasing patterns or requirements, especially in our educational publishing businesses, our business and financial results could be adversely affected.

The Company’s business is affected significantly by changes in purchasing patterns or trends in, as well as the underlying strength of, the educational, trade, entertainment and software markets. In particular, the Company’s educational publishing businesses may be adversely affected by changes in state educational funding as a result of new legislation or regulatory actions, both at the federal and state level, as well as changes in the procurement process, to which the Company may be unable to adapt successfully.

The competitive pressures we face in certain of our businesses could adversely affect our financial performance and growth prospects.

The Company is subject to significant competition, including from other educational and trade publishers and media, entertainment and internet companies, many of which are substantially larger than the Company and have much greater resources. To the extent the Company cannot meet these challenges from existing or new competitors, including in the educational publishing business, and develop new product offerings to meet customer preferences or needs, the Company’s revenues and profitability could be adversely affected.

If we are unsuccessful in implementing our corporate strategy, including our cost savings initiative, we may not be able to maintain our historical growth.

Continuance of the Company’s historical growth rate depends upon a number of factors, including the ability of the Company to implement successfully its strategies for the respective business units, the introduction and acceptance of new products and services, expansion in the global markets that the Company serves, and the successful completion of its recently announced cost savings initiative. Difficulties, delays, or failures experienced in connection with any of these factors could materially affect the future growth of the Company.

Increases in certain operating costs and expenses, which are beyond our control and can affect significantly our profitability, could adversely affect our operating performance.

The Company’s major expense categories include employee compensation and printing, paper and distribution (including postage, shipping, and fuel) costs. The Company offers its employees competitive salaries and benefit packages in order to attract and retain the quality of employees required to grow and expand its businesses. Compensation costs are influenced by general economic factors, including those affecting costs of health insurance, post-retirement benefits, and any trends specific to the employee skill sets the Company requires. In addition, the Company’s reported earnings would be adversely affected by increases in pension costs due to poor investment returns and/or changes in pension regulations. Paper prices fluctuate based on worldwide demand and supply for paper, in general, and for the specific types of paper used by the Company. If there is a significant disruption in the supply of paper or increase in these costs, which would generally be beyond the control of the Company, or if the Company’s strategies to try to manage these issues are ineffective, the Company’s results of operations could be adversely affected.

The loss of or failure to obtain rights to intellectual property material to our businesses would adversely affect our financial results.

The Company’s products generally comprise intellectual property delivered through a variety of media. The ability to achieve anticipated results depends in part on the Company’s ability to defend its intellectual property against infringement, as well as the breadth of rights obtained. The Company’s operating results could be adversely affected by inadequate legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets, and the Company’s revenues could be constrained by limitations on the rights that the Company is able to secure to exploit its intellectual property in different media and distribution channels.

Because we sell our products and services in foreign countries, changes in currency exchange rates, as well as other risks and uncertainties, could adversely affect our operations and financial results.

The Corporation has various operating subsidiaries domiciled in foreign countries. In addition, the Company sells products and services to customers located in foreign countries where it does not have operating subsidiaries. Accordingly, the Company could be adversely affected by changes in currency exchange rates, as well as by the political and economic risks attendant to conducting business in foreign countries. These risks include the potential of political instability in developing nations where the Company is conducting business.

Certain of our activities are subject to weather risks, which could disrupt our operations or otherwise adversely affect our financial performance.

The Company conducts many of its businesses and maintains warehouse and office facilities in locations that are at risk of being negatively affected by severe weather events, such as hurricanes, floods, or snowstorms. For example, in the fall of 2005, a series of hurricanes had a severe impact on the Gulf Coast area of the United States, closing several thousand schools, displacing several hundred thousand students and their families, and, in turn, affecting the schools that took in those children. This impacted the Company’s school-based book clubs, school-based book fairs, continuities, and education businesses. Accordingly, the Company could be adversely affected by any future significant weather event.

Control of the Company resides in our Chairman, President, and Chief Executive Officer and other members of his family through their ownership of Class A Stock, and the holders of the Common Stock generally have no voting rights in respect of transactions requiring stockholder approval.

The voting power of the Corporation’s capital stock is vested exclusively in the holders of Class A Stock, except for the right of the holders of Common Stock to elect one-fifth of the Board of Directors and except as otherwise provided by law or as may be established in favor of any series of preferred stock that may be issued. Richard Robinson, the Company’s Chairman, President, and Chief Executive Officer, and other members of the Robinson family beneficially own all of the outstanding shares of Class A Stock and are able to elect up to four-fifths of the Corporation’s Board of Directors and, without the approval of the Corporation’s other stockholders, to effect or block other actions or transactions requiring stockholder approval, such as a merger, sale of substantially all assets, or similar transactions.

Forward-Looking Statements:

This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in SEC filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, plans, strategies, or goals, revenues, operating margins, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in this Report and other risks and factors identified from time to time in the Company’s filings with the SEC. These factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B |         Unresolved Staff Comments

None.

Item 2 |           Properties

The Company maintains its principal offices in the metropolitan New York area, where it leases approximately 600,000 square feet of space. The Company also owns or leases approximately 1.6 million square feet of office and warehouse space for its primary warehouse and distribution facility located in the Jefferson City, Missouri area. The Company’s distribution facility in Maumelle, Arkansas, consisting of a 500,000 square foot main floor and a 246,000 square foot mezzanine, serves as the Company’s primary packaging and fulfillment center for its continuity programs. In addition, the Company owns or leases approximately 2.9 million square feet of office and warehouse space in over 80 facilities in the United States, principally for Scholastic Book Fairs.

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

Part II

Item 5 |           Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Scholastic Corporation’s Common Stock, par value $0.01 per share (the “Common Stock”), is traded on the NASDAQ Global Select Market (formerly the NASDAQ National Market) under the symbol SCHL. Scholastic Corporation’s Class A Stock, par value $0.01 per share (the “Class A Stock”), is convertible into Common Stock on a share-for-share basis. There is no public trading market for the Class A Stock. The table below sets forth, for the periods indicated, the quarterly high and low selling prices for the Common Stock as reported by NASDAQ.

	For fiscal years ended May 31,

	2006		2005

	High	Low	High	Low

First Quarter	$39.74	$35.20	$30.38	$25.90
Second Quarter	38.00	31.86	32.98	28.34
Third Quarter	34.66	27.33	37.75	31.71
Fourth Quarter	31.25	25.35	40.04	33.08

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

The number of holders of record of Class A Stock and Common Stock as of July 26, 2006 were 3 and approximately 11,100, respectively.

Item 6 | Selected Financial Data
			(Amounts in millions, except per share data)
			For fiscal years ended May 31,

	2006	2005	2004	2003	2002

Statement of Income Data:
Total revenues	$2,283.8	$2,079.9	$2,233.8	$1,958.3	$1,917.0
Cost of goods sold(1)(2)	1,103.1	979.0	1,086.8	882.1	852.1
Selling, general and administrative expenses(1)	916.5	840.7	870.1	813.1	765.1
Bad debt expense(1)(3)	59.1	62.2	90.3	72.3	68.7
Depreciation and amortization	65.8	63.1	62.1	52.1	41.4
Operating income(4)	139.3	134.9	121.2	125.9	188.5
Other income (expense)(5)	—	—	8.0	2.9	(2.0)
Interest expense, net	31.7	35.2	39.6	38.3	38.0
Net income(6)	68.6	64.3	57.8	58.8	90.5

Earnings per share:
Basic	$1.65	$1.61	$1.47	$1.50	$2.46
Diluted	$1.63	$1.58	$1.44	$1.46	$2.31

Weighted average shares outstanding – basic	41.6	40.0	39.4	39.1	36.7
Weighted average shares outstanding – diluted	42.2	40.8	40.1	40.1	40.1

Balance Sheet Data:
Working capital	$389.9	$564.5	$467.4	$381.9	$449.6
Cash and cash equivalents	205.3	110.6	17.8	58.6	10.7
Total assets	2,052.2	1,931.4	1,831.8	1,863.0	1,694.9
Long-term debt (excluding capital leases)	173.2	476.5	492.5	482.2	525.8
Total debt	502.4	501.4	516.6	635.9	549.3
Long-term capital lease obligations	61.4	63.4	63.8	58.2	56.8
Total capital lease obligations	68.9	74.4	74.0	66.8	61.7
Total stockholders’ equity	1,049.3	937.1	845.4	762.6	708.8

Certain prior year amounts have been reclassified to conform with the present year presentation.

(1)	In fiscal 2004, the Company recorded pre-tax charges of $25.4, or $0.41 per diluted share, in connection with a review of its continuity business. These charges have been recorded primarily as components of Cost of goods sold of $6.8; Selling, general and administrative expenses of $15.2; and Bad debt expense of $2.0. In fiscal 2005, the Company recorded additional pre-tax charges of $3.8, or $0.06 per diluted share, primarily related to severance costs due to the review of its continuity business, which have been recorded as a component of Selling, general and administrative expenses.

(2)	In fiscal 2006, the Company recorded pre-tax costs of $3.2, or $0.05 per diluted share, related to the write-down of certain print reference set assets.

(3)	In fiscal 2006, the Company recorded pre-tax bad debt expense of $2.9, or $0.04 per diluted share, associated with the bankruptcy of a customer.

(4)	In fiscal 2004 and fiscal 2003, the Company recorded pre-tax special severance charges of $3.3, or $0.05 per diluted share, and $10.9, or $0.18 per diluted share, respectively, relating to a reduction in its work force announced in May 2003 but implemented in those periods.

(5)	In fiscal 2004, the Company recorded a pre-tax net gain of $8.0, or $0.13 per diluted share, in connection with the early termination of a sublease by one of its tenants. In fiscal 2003, the Company sold a portion of an equity investment, resulting in a pre-tax gain of $2.9, or $0.05 per diluted share. In fiscal 2002, the Company wrote off an equity investment, resulting in a pre-tax loss of $2.0, or $0.03 per diluted share.

(6)	In fiscal 2002, the Company adopted Statement of Position No. 00-2, “Accounting by Producers and Distributors of Films,” which resulted in an after-tax charge of $5.2, or $0.13 per diluted share, recorded as a Cumulative effect of accounting change.

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

The following discussion and analysis of the Company’s financial position and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes included in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Overview and Outlook
Fiscal 2006 revenues increased approximately 10% from fiscal 2005 to approximately $2.3 billion, led by higher revenues in the Company’s Children’s Book Publishing and Distribution segment, primarily due to the release of Harry Potter and the Half-Blood Prince, the sixth book in the planned seven book series, on July 16, 2005. Revenues also increased in the Educational Publishing segment, led by sales of educational technology products, including the Company’s READ 180 reading intervention program, and in the International and Media, Licensing and Advertising segments.

Net income increased 6.7% to $68.6 million in fiscal 2006, due to improved results in the Children’s Book Publishing and Distribution segment, as a result of higher Harry Potter revenues. This improvement was partially offset by lower profits in each of the other operating segments.

In fiscal 2007, the Company expects to improve overall profitability on slightly lower revenues. This goal is based on: (1) revenue and profit growth in the school-based book fair, continuities and non-Harry Potter trade publishing businesses within the Children’s Book Publishing and Distribution segment, partially offsetting the revenue and profit impact from lower Harry Potter sales in a year with no scheduled new release, and lower revenues and higher profits in the school-based book clubs, based on the Company’s decision to eliminate its Trumpet and Troll/Carnival book clubs; (2) revenue growth in the Educational Publishing segment, based on last year’s investment in sales and support, particularly from educational technology; (3) continued revenue growth in the International segment with improved profitability; and (4) ongoing implementation of the Company’s previously announced cost savings plan to reduce overhead spending.

Critical Accounting Policies and Estimates

General:
The Company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an ongoing basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable and installment receivables; sales returns; amortization periods; pension and other post-retirement obligations; and recoverability of inventories, deferred promotion costs, deferred income taxes and tax reserves, prepublication costs, royalty advances, goodwill and other intangibles.

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

School-Based Book Fairs – Revenue from school-based book fairs, which are generally a week in duration, is recognized ratably as each book fair occurs.

Continuity Programs – The Company operates continuity programs whereby customers generally place an order to receive multiple shipments of children’s books and other products over a period of time. Revenue from continuity programs is recognized at the time of shipment or, in applicable cases, upon customer acceptance. Reserves for estimated returns are established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns. Actual returns could differ from the Company’s estimate. A one percentage point change in the estimated reserve for returns rate by product and media would have resulted in an increase or decrease in operating income for the year ended May 31, 2006 of approximately $0.2 million.

Trade – Revenue from the sale of children’s books for distribution in the retail channel is primarily recognized when title transfers to the customer, which generally is at the time of shipment, or when the product is on sale and available to the public. A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns. Actual returns could differ from the Company’s estimate. A one percentage point change in the estimated reserve for returns rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2006 of approximately $1.5 million.

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

Toy Catalog – Revenue from the sale of children’s toys to the home through catalogs is recognized when title transfers to the customer, which is generally at the time of shipment. A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns. Actual returns could differ from the Company’s estimate.

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

For the fiscal years ended May 31, 2006, 2005 and 2004, no significant changes have been made to the underlying assumptions related to the revenue recognition policy or the methodology applied.

Accounts receivable:
Accounts receivable are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for returns are based on historical return rates and sales patterns.

Allowances for doubtful accounts are established through the evaluation of accounts receivable agings and prior collection experience to estimate the ultimate collectability of these receivables. A one percentage point change in the estimated bad debt reserve rates, which are applied to the accounts receivable agings, would have resulted in an increase or decrease in operating income for the year ended May 31, 2006 of approximately $2.5 million.

Inventories:
Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates and sales patterns of its products. The impact of a one percentage point change in the obsolescence reserve would have resulted in an increase or decrease in operating income for the year ended May 31, 2006 of approximately $4.7 million.

Deferred promotion costs:
Deferred promotion costs represent direct mail, internet and telemarketing promotion costs incurred to acquire customers in the Company’s continuity and magazine businesses. Promotional costs are deferred when incurred and amortized in the proportion that current revenues bear to estimated total revenues. The Company regularly evaluates the operating performance of the promotions over their life cycle based on historical and forecasted demand and adjusts the carrying value accordingly. Except as discussed above, all other advertising costs are expensed as incurred. A one percentage point change in estimated direct mail, internet and telemarketing revenues would not materially affect operating performance.

Leases:
Lease agreements are evaluated to determine whether they are capital or operating leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting For “Leases”, as amended (“SFAS No. 13”). When substantially all of the risks and benefits of property ownership have been transferred to the Company, as determined by the test criteria in SFAS No. 13, the lease then qualifies as a capital lease.

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

Goodwill and other intangibles:
Goodwill and other intangible assets with indefinite lives are not amortized and are reviewed for impairment annually, or more frequently if impairment indicators arise. With regard to goodwill, these reviews require the Company to estimate the fair value of its identified reporting units. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the units, which is compared to the carrying value of the net assets of the reporting units. With regard to other intangibles with indefinite lives, the Company determines the fair value by asset, which is then compared to its carrying value.

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

Pension obligations – Scholastic Corporation and certain of its subsidiaries have defined benefit pension plans covering the majority of their employees who meet certain eligibility requirements. The Company follows SFAS No. 87, “Employers’ Accounting for Pensions,” in calculating the existing benefit obligations and net cost under the plans. These calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets, and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost. A one percentage point change in the discount rate and expected long-term return on plan assets would have resulted in an increase or decrease in operating income for the year ended May 31, 2006 of approximately $0.2 million and $1.2 million, respectively. Pension benefits in the cash balance plan for employees located in the United States are based on formulas in which the employees’ balances are credited monthly with interest based on the average rate for one-year United States Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment period.

Other post-retirement benefits – Scholastic Corporation provides post-retirement benefits, consisting of healthcare and life insurance benefits, to retired United States-based employees. A majority of these employees may become eligible for these benefits if they reach normal retirement age while working for the Company. The post-retirement medical plan benefits are funded on a pay-as-you-go basis, with the Company paying a portion of the premium and the employee paying the remainder. The Company follows SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other than Pensions,” in calculating the existing benefit obligation, which is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the service and interest cost components of net periodic post-retirement benefit cost. The assumed health care cost trend rate is used in the measurement of the long term expected increase in medical claims. A one percentage point change in the discount rate and the medical cost trend rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2006 of approximately $0.0 million and $0.2 million, respectively.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Corporation’s Board of Directors. The Audit Committee has reviewed the Company’s disclosure relating to the policies described in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations

				($ amounts in millions, except per share data)
					For fiscal years ended May 31,

	2006		2005		2004

	$	%(1)	$	%(1)	$	%(1)

Revenues:
Children’s Book Publishing and Distribution	1,304.0	57.1	1,152.5	55.4	1,358.6	60.8
Educational Publishing	416.1	18.2	404.6	19.5	369.1	16.5
Media, Licensing and Advertising	151.6	6.7	133.1	6.4	136.4	6.1
International	412.1	18.0	389.7	18.7	369.7	16.6

Total revenues	2,283.8	100.0	2,079.9	100.0	2,233.8	100.0
Cost of goods sold (exclusive of depreciation)(2)	1,099.9	48.2	979.0	47.1	1,086.8	48.7
Cost of goods sold – Reference sets(3)	3.2	0.1	—	—	—	—
Selling, general and administrative expenses(2)	916.5	40.1	840.7	40.4	870.1	39.0
Bad debt expense(2)	56.2	2.5	62.2	3.0	90.3	4.0
Bad debt expense – Educational Publishing(4)	2.9	0.1	—	—	—	—
Depreciation and amortization	65.8	2.9	63.1	3.0	62.1	2.8
Special severance charges(5)	—	—	—	—	3.3	0.1
Operating income	139.3	6.1	134.9	6.5	121.2	5.4
Other income(6)	—	—	—	—	8.0	0.4
Interest income	3.5	0.1	1.0	—	0.4	—
Interest expense	35.2	1.5	36.2	1.7	40.0	1.8
Earnings before income taxes	107.6	4.7	99.7	4.8	89.6	4.0
Net income	68.6	3.0	64.3	3.1	57.8	2.6
Earnings per share:
Basic	1.65		1.61		1.47
Diluted	1.63		1.58		1.44

Certain prior year amounts have been reclassified to conform with the present year presentation.

(1)	Represents percentage of total revenues.

(2)	In fiscal 2004, the Company recorded pre-tax charges of $25.4, or $0.41 per diluted share, in connection with a review of its continuity business. These charges have been recorded primarily as components of Cost of goods sold of $6.8; Selling, general and administrative expenses of $15.2; and Bad debt expense of $2.0. In fiscal 2005, the Company recorded additional pre-tax charges of $3.8, or $0.06 per diluted share, primarily related to severance costs due to the review of its continuity business, which have been recorded as a component of Selling, general and administrative expenses.

(3)	In fiscal 2006, the Company recorded pre-tax costs of $3.2, or $0.05 per diluted share, related to the write-down of certain print reference set assets.

(4)	In fiscal 2006, the Company recorded pre-tax bad debt expense of $2.9, or $0.04 per diluted share, associated with the bankruptcy of a customer.

(5)	In fiscal 2004, the Company recorded pre-tax Special severance charges of $3.3, or $0.05 per diluted share, relating to the portion of a reduction in its work force that was announced in fiscal 2003 but implemented in fiscal 2004.

(6)	In fiscal 2004, the Company recorded a pre-tax net gain of $8.0, or $0.13 per diluted share, in connection with the early termination of a sublease by one of its tenants.

Results of Operations – Consolidated

Revenues for fiscal 2006 increased 9.8%, or $203.9 million, to $2,283.8 million, as compared to $2,079.9 million in fiscal 2005, based on revenue growth in each of the Company’s four operating segments, but primarily attributable to $151.5 million in higher revenues from the Children’s Book Publishing and Distribution segment, principally due to the release of Harry Potter and the Half-Blood Prince, the sixth book in the planned seven book series, in July 2005. Revenues grew in the International; Media, Licensing and Advertising; and Educational Publishing segments by $22.4 million, $18.5 million and $11.5 million, respectively. Revenues for fiscal 2005 decreased 6.9%, or $153.9 million, as compared to $2,233.8 million in fiscal 2004. This decrease related primarily to $206.1 million in lower revenues from the Children’s Book Publishing and Distribution segment, principally due to the fiscal 2004 release of Harry Potter and the Order of the Phoenix, the fifth book in the series. This decrease was partially offset by higher revenues from the Educational Publishing and International segments of $35.5 million and $20.0 million, respectively.

Cost of goods sold for fiscal 2006 increased to $1,103.1 million, or 48.3% of revenues, compared to $979.0 million, or 47.1% of revenues, in the prior fiscal year. This increase was primarily due to higher costs related to the release of Harry Potter and the Half-Blood Prince in fiscal 2006. Cost of goods sold in fiscal 2006 also included $3.2 million related to the write-down of certain print reference set assets, which is included in the Educational Publishing segment. Cost of goods sold for fiscal 2005 decreased 9.9%, or $107.8 million, as compared to $1,086.8 million, or 48.7% of revenues, in the prior fiscal year. This decrease was primarily due to costs in fiscal 2004 related to the release of Harry Potter and the Order of the Phoenix in that year. In fiscal 2004, the Company recorded certain charges in connection with a review of its continuity business (“Continuity charges”), of which $6.8 million was recorded as a component of Cost of goods sold.

In fiscal 2006, Selling, general and administrative expenses as a percentage of revenue decreased slightly to 40.1% from 40.4% in the prior fiscal year. The decrease was primarily due to the revenue benefit of the fiscal 2006 Harry Potter release without a corresponding increase in related expense, substantially offset by increased costs in other portions of the Children’s Book Publishing and Distribution segment and the Educational Publishing Segment. Selling, general and administrative expenses as a percentage of revenue in fiscal 2005 increased to 40.4% from 39.0% in the prior fiscal year, primarily due to the revenue benefit of the fiscal 2004 Harry Potter release without a corresponding increase in related expense. In fiscal 2005 and fiscal 2004, Selling, general and administrative expenses included Continuity charges of $3.8 million and $15.2 million, respectively.

Bad debt expense for fiscal 2006 decreased to $59.1 million, or 2.6% of revenues, compared to $62.2 million, or 3.0% of revenues, in the prior fiscal year. This decrease was primarily due to lower bad debt in the Company’s continuity business, which is included in the Children’s Book Publishing and Distribution segment, partially offset by bad debt expense of $2.9 million associated with the bankruptcy of a for-profit educational services customer in the Educational Publishing segment. Bad debt expense for fiscal 2005 decreased by $28.1 million, or 31.1%, as compared to $90.3 million, or 4.0% of revenues, in the prior fiscal year, primarily related to lower bad debt in the Company’s continuity business. The lower levels of bad debt expense in the Company’s continuity business resulted primarily from the Company’s previously announced plan for this business to focus on its more productive customers. Bad debt expense in fiscal 2004 included Continuity charges of $2.0 million.

Depreciation and amortization expense for fiscal 2006 increased to $65.8 million, compared to $63.1 million in fiscal 2005. Depreciation and amortization expense for fiscal 2005 increased by $1.0 million, compared to $62.1 million in fiscal 2004. These increases were principally associated with the depreciation of information technology equipment.

In fiscal 2004, the Company recorded $3.3 million in Special severance charges related to a reduction in its global work force.

The resulting operating income for fiscal 2006 increased by $4.4 million, or 3.3%, to $139.3 million, as compared to $134.9 million in the prior fiscal year. This improvement reflected $20.7 million in higher profits from the Children’s Book Publishing and Distribution segment, partially offset by decreases of $8.9 million in the Educational Publishing segment and $7.6 million in the International segment, as compared to the prior fiscal year. In fiscal 2005, operating income increased by $13.7 million, or 11.3%, compared to $121.2 million in the prior fiscal year. This improvement reflected $22.4 million in higher profits from the Educational Publishing segment, partially offset by a decrease of $11.1 million in the Children’s Book Publishing and Distribution segment profits, as compared to the prior fiscal year.

In fiscal 2004, the Company recorded $8.0 million in Other income, representing the net gain on the early termination of a sublease by one of its tenants.

Interest income for fiscal 2006 increased by $2.5 million to $3.5 million, as compared to $1.0 million in fiscal 2005, primarily due to higher average cash balances. Interest income in fiscal 2005 increased by $0.6 million as compared to fiscal 2004.

Interest expense for fiscal 2006 decreased by $1.0 million, or 2.8%, to $35.2 million, as compared to $36.2 million in fiscal 2005. Interest expense for fiscal 2005 decreased by $3.8 million, as compared to $40.0 million in fiscal 2004. These decreases were primarily due to lower average debt levels.

The Company’s effective tax rate in fiscal 2006 increased to 36.25% from 35.5% of earnings before taxes for each of fiscal 2005 and fiscal 2004. The increase in fiscal 2006 was primarily due to higher effective state and local tax rates.

Net income increased 6.7% to $68.6 million in fiscal 2006, from $64.3 million in fiscal 2005, which increased 11.2% from $57.8 million in fiscal 2004. The basic and diluted earnings per share of Class A Stock and Common Stock were $1.65 and $1.63, respectively, in fiscal 2006, $1.61 and $1.58, respectively, in fiscal 2005, and $1.47 and $1.44, respectively, in fiscal 2004.

Results of Operations – Segments

C H I L D R E N ’ S B O O K P U B L I S H I N G A N D D I S T R I B U T I O N

		($ amounts in millions)

	2006	2005		2004

Revenue	$1,304.0	$1,152.5		$1,358.6
Operating income	114.2	93.5	(1)	104.6	(1)

Operating margin	8.8%	8.1%		7.7%

(1)	Includes the portion of the Continuity charges related to this segment of approximately $4 in fiscal 2005 and approximately $22 in fiscal 2004.

Children’s Book Publishing and Distribution revenues accounted for 57.1% of the Company’s revenues in fiscal 2006, 55.4% in fiscal 2005 and 60.8% in fiscal 2004. In fiscal 2006, segment revenues increased by $151.5 million, or 13.1%, to $1,304.0 million from $1,152.5 million in fiscal 2005. This increase was primarily due to higher revenues in the Company’s trade business, which rose by $171.7 million driven by the release of the sixth Harry Potter book, Harry Potter and the Half-Blood Prince, in July 2005, as well as higher revenues from school-based book fairs, which improved by $22.2 million. These improvements were partially offset by declines in school-based book club revenues, which decreased by $23.0 million, and lower continuity program revenues, which decreased by $19.4 million.

In fiscal 2005, segment revenues decreased by $206.1 million, or 15.2%, from $1,358.6 million in fiscal 2004. This decrease was primarily attributable to a $142.2 million decline in the Company’s trade revenues, in a year without a Harry Potter release. Continuity program revenues decreased by $73.8 million compared to the prior fiscal year, as the Company implemented its new plan for this business. These decreases were partially offset by an increase of $17.0 million in revenues from the school-based book fairs business.

Revenues from school-based book fairs accounted for 29.5% of segment revenues in fiscal 2006, compared to 31.5% in fiscal 2005 and 25.4% in fiscal 2004. In fiscal 2006, school-based book fair revenues increased by 6.1% to $384.8 million over fiscal 2005, primarily due to growth in revenue per fair as a result of better product offerings. Fiscal 2005 revenues increased by 4.9% to $362.6 million versus fiscal 2004, primarily due to growth in revenue per fair.

School-based book club revenues accounted for 28.7% of Children’s Book Publishing and Distribution revenues in fiscal 2006, compared to 34.4% in fiscal 2005 and 29.7% in fiscal 2004. In fiscal 2006, school-based book club revenues decreased by 5.8% to $373.9 million as compared to fiscal 2005, primarily due to a lower number of orders in the Trumpet and Troll/Carnival clubs, which resulted from the Company’s promotional strategy to shift customers from these smaller, less efficient clubs to its core Scholastic-branded clubs. In fiscal 2005, school-based book club revenues declined by 1.8%, or $7.1 million, to $396.9 million, as compared to fiscal 2004, primarily due to lower revenue per order.

The trade distribution channel accounted for 27.0% of segment revenues in fiscal 2006, as compared to 15.7% in fiscal 2005 and 23.9% in fiscal 2004. Trade revenues increased to $352.6 million in fiscal 2006 compared to $180.9 million in fiscal 2005, due to the release of Harry Potter and the Half-Blood Prince in July 2005. In fiscal 2005, trade revenues decreased 44.0%, compared to $323.1 million in fiscal 2004, principally due to a decline in Harry Potter revenues as compared to fiscal 2004, which included the release of Harry Potter and the Order of the Phoenix. Trade revenues for Harry Potter were approximately $195 million, $20 million and $175 million in fiscal 2006, 2005 and 2004, respectively.

In fiscal 2006, continuity revenues accounted for 14.8% of segment revenues, as compared to 18.4% in fiscal 2005 and 21.0% in fiscal 2004. Revenues from the continuity business in fiscal 2006 decreased 9.1% to $192.7 million, as compared to fiscal 2005. Revenues from the continuity business in fiscal 2005 decreased 25.8% to $212.1 million, as compared to fiscal 2004. These decreases were consistent with the Company’s previously announced plan for this business to focus on its more productive customers.

Segment operating income in fiscal 2006 improved by $20.7 million, or 22.1%, to $114.2 million, compared to $93.5 million in fiscal 2005, principally due to better operating results for the trade business, driven by the profit impact of higher Harry Potter revenues. This improvement was partially offset by lower operating results in the school-based book club and continuity businesses due to decreases in revenues and increased promotional costs.

In fiscal 2005, segment operating income declined by $11.1 million, or 10.6%, from $104.6 million in fiscal 2004. This decline was principally attributable to lower operating results for the Company’s trade business, which decreased by approximately $27 million, primarily due to lower Harry Potter revenues, partially offset by an approximately $22 million increase in operating income from continuity programs. In fiscal 2005 and fiscal 2004, segment operating expenses included Continuity charges of approximately $4 million and $22 million, respectively.

The following highlights the results of the direct-to-home portion of the Company’s continuity programs, which consists primarily of the business formerly operated by Grolier and included in the Children’s Book Publishing and Distibution segment.

Direct-to-home continuity	($ amounts in millions)

	2006	2005		2004

Revenue	$134.9	$147.5		$203.8
Operating loss	(13.6)	(2.8	)(1)	(10.4	)(1)

Operating margin	*	*		*
* not meaningful
(1)	Includes the direct-to-home portion of the Continuity charges related to this segment of approximately $4 in fiscal 2005 and approximately $15 in fiscal 2004.

In fiscal 2006, revenues from the direct-to-home portion of the Company’s continuity business decreased to $134.9 million from $147.5 million in fiscal 2005, compared to $203.8 million in fiscal 2004.

The direct-to-home continuity business operating loss was $13.6 million in fiscal 2006 compared to a $2.8 million operating loss in fiscal 2005, due to decreased revenue and higher promotional costs and increased severance costs related to the Company’s decision to outsource the remaining telemarketing operations associated with this business. In fiscal 2004, the $10.4 million operating loss was primarily due to the effect of the Continuity charge of approximately $15 million attributable to this business.

Excluding the direct-to-home continuity business, segment revenues in fiscal 2006 were $1,169.1 million, as compared to $1,005.0 million in fiscal 2005 and $1,154.8 million in fiscal 2004, and segment operating income in fiscal 2006 was $127.8 million, compared to $96.3 million in fiscal 2005 and $115.0 million in fiscal 2004.

E D U C A T I O N A L P U B L I S H I N G
			($ amounts in millions)

	2006		2005	2004

Revenue	$416.1		$404.6	$369.1
Operating income	69.6	(1)	78.5	56.1

Operating margin	16.7%		19.4%	15.2%

(1)	Includes $3.2 related to the write-down of certain print reference set assets and bad debt expense of $2.9 related to the bankruptcy of a customer.

Segment revenues accounted for 18.2% of the Company’s revenues in fiscal 2006, compared to 19.5% in fiscal 2005 and 16.5% in fiscal 2004. In fiscal 2006, Educational Publishing revenues increased by $11.5 million, or 2.8%, to $416.1 million from $404.6 million in the prior fiscal year. This increase was due to approximately $18 million of higher revenues from sales of educational technology products, which includes the Company’s READ 180 reading intervention program and its new FASTT Math program, partially offset by $3.8 million in lower Library Publishing revenue. The $35.5 million increase in Educational Publishing revenues in fiscal 2005 compared to fiscal 2004 was due to higher revenues from sales of educational technology products.

Segment operating income in fiscal 2006 decreased by $8.9 million, or 11.3%, to $69.6 million, as compared to $78.5 million in the prior fiscal year, reflecting increased costs related to additional sales and technology support staff in connection with the Company’s educational technology products, particularly the upgraded READ 180 Enterprise Edition. Fiscal 2006 segment results also included $3.2 million of costs primarily due to the accelerated amortization of prepublication costs related to the Company’s decision not to update certain print reference sets in response to increased use of internet-based reference products. In addition, fiscal 2006 segment results included $2.9 million of bad debt expense related to the bankruptcy of a for-profit educational services customer. In fiscal 2005, segment operating income increased by $22.4 million, or 39.9%, from $56.1 million in fiscal 2004, primarily due to the revenue growth from sales of educational technology products, which have relatively higher gross margins.

M E D I A , L I C E N S I N G A N D A D V E R T I S I N G
		($ amounts in millions)

	2006	2005	2004

Revenue	$151.6	$133.1	$136.4
Operating income	10.3	11.0	10.9

Operating margin	6.8%	8.3%	8.0%

Media, Licensing and Advertising revenues accounted for 6.7% of the Company’s revenues in fiscal 2006, 6.4% in fiscal 2005 and 6.1% in fiscal 2004. In fiscal 2006, revenues improved by $18.5 million, or 13.9%, to $151.6 million from $133.1 million in fiscal 2005. This increase was primarily due to a $6.7 million increase in revenues from software and new multimedia products, such as Read With Me DVD! and Leapster, and revenue increases from consumer magazine custom publishing programs, Back to Basics Toys and television programming of $5.0 million, $4.3 million and $3.0 million, respectively. In fiscal 2005, segment revenues decreased by $3.3 million, or 2.4%, from $136.4 million in fiscal 2004, due principally to a decline of $6.8 million in programming revenue, primarily as a result of the fiscal 2004 release of the feature film Clifford’s Really Big Movie, which was partially offset by $2.9 million in higher revenues from Back to Basic Toys.

Media, Licensing and Advertising operating income decreased slightly to $10.3 million in fiscal 2006, compared to $11.0 million in fiscal 2005. This decrease occurred despite higher revenues due in part to higher production costs associated with the delivery of certain television programming. In fiscal 2005, segment operating income remained relatively flat at $11.0 million, compared to $10.9 million in fiscal 2004.

I N T E R N A T I O N A L

		($ amounts in millions)

	2006	2005	2004

Revenue	$412.1	$389.7	$369.7
Operating income	22.7	30.3	23.5	(1)

Operating margin	5.5%	7.8%	6.4%

(1)	Includes the portion of the Continuity charges related to this segment of approximately $3.

International revenues accounted for 18.0% of the Company’s revenues in fiscal 2006, 18.7% in fiscal 2005 and 16.6% in fiscal 2004. Segment revenues increased by $22.4 million, or 5.7%, to $412.1 million in fiscal 2006 from $389.7 million in fiscal 2005. This increase was due to higher local currency revenue growth in Southeast Asia, Australia and Canada equivalent to $9.7 million, $5.3 million and $3.3 million, respectively. In addition, fiscal 2006 segment revenue benefited from favorable changes in foreign currency exchange rates, which increased by $4.7 million compared to the prior year. In fiscal 2005, International revenues increased by $20.0 million, or 5.4%, from $369.7 million in fiscal 2004, primarily due to the favorable impact of foreign currency exchange rates.

International operating income decreased by $7.6 million to $22.7 million in fiscal 2006 from $30.3 million in fiscal 2005, substantially due to the lower operating results in the United Kingdom. In fiscal 2005, segment operating income increased by $6.8 million, or 28.9%, from $23.5 million in fiscal 2004, primarily due to higher operating profit in Australia. The fiscal 2004 segment operating results included approximately $3 million of Continuity charges.

Liquidity and Capital Resources
Cash and cash equivalents were $205.3 million at May 31, 2006, compared to $110.6 million at May 31, 2005 and $17.8 million at May 31, 2004.

Cash provided by operating activities decreased by $10.8 million to $235.8 million in fiscal 2006, compared to $246.6 million in fiscal 2005, primarily as a result of changes in working capital accounts. Changes in working capital that had a negative effect on cash flows included: Inventory, which increased by $21.5 million in fiscal 2006, compared to a decrease of $3.2 million in fiscal 2005, primarily due to growth in inventory levels in the Company’s continuity and trade businesses in fiscal 2006; and Deferred promotion costs, which increased by $9.8 million in fiscal 2006, compared to a decrease of $2.7 million in fiscal 2005, primarily due to increased internet promotional spending in the Company’s continuity business. These factors were offset by favorable changes in Accounts payable and other accrued expenses, which increased by $31.6 million in fiscal 2006, compared to a decrease of $12.8 million in fiscal 2005, primarily due to accrued expenses associated with Harry Potter in fiscal 2006.

Cash used in investing activities totaled $161.2 million and $160.4 million in fiscal 2006 and fiscal 2005, respectively. Prepublication expenditures totaled $49.6 million in fiscal 2006, a decrease of $8.4 million from fiscal 2005, primarily due to the development of the upgraded READ 180 Enterprise Edition in fiscal 2005. Additions to property, plant and equipment totaled $66.1 million in fiscal 2006, an increase of $16.3 million from fiscal 2005, principally due to higher information technology spending.

Cash provided by financing activities was $19.8 million in fiscal 2006, compared to $6.5 million in fiscal 2005, due to higher net borrowings under various international credit lines.

Due to the seasonality of its businesses, as discussed in Item 1, “Business—Seasonality,” the Company experiences negative cash flow in the June through

October time period. As a result of the Company’s business cycle, seasonal borrowings have historically increased during June, July and August, have generally peaked in September or October, and have declined to their lowest point in May.

The Company’s operating philosophy is to use cash provided from operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, by making acquisitions that will complement its portfolio of businesses. The Company believes that funds generated by its operations and funds available under current credit facilities will be sufficient to finance short- and long-term capital requirements.

The Company believes it has adequate access to capital to finance its ongoing operating needs and to repay its debt obligations as they become due, including its 5.75% Notes due January 15, 2007 (the “5.75% Notes”), as discussed under “Financing” below. The Company’s credit rating was downgraded to BB+ by Standard & Poor’s (“S&P”) on March 23, 2006 and to Ba1 by Moody’s Investors Service (“Moody’s”) on June 20, 2006. S&P further downgraded the Company’s credit rating to BB on July 27, 2006. Under prevailing market conditions, the Company believes that these ratings afford it adequate access to the public and private markets for debt.

The following table summarizes, as of May 31, 2006, the Company’s contractual cash obligations by future period (see Notes 3 and 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

	Payments Due by Period

	Less than			After
Contractual Obligations	1 Year	1-3 Years	4-5 Years	5 Years	Total

Long-term debt(1)	$312.2	$25.2	$16.8	$182.7	$536.9
Lines of credit and short-term debt(1)	33.8	—	—	—	33.8
Capital leases(1)	12.8	19.4	13.4	218.3	263.9
Operating leases	36.4	44.6	28.2	75.0	184.2
Royalty advances	6.7	1.1	0.2	—	8.0
Pension and Post-Retirement Plans	14.4	28.1	28.3	73.2	144.0

Total	$416.3	$118.4	$86.9	$549.2	$1,070.8

(1)           Includes principal and interest.

Financing
On March 31, 2004, Scholastic Corporation and Scholastic Inc. entered into an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which replaced a similar loan agreement that was scheduled to expire on August 11, 2004 (the “Loan Agreement”). The Credit Agreement, which expires on March 31, 2009, provides for aggregate borrowings of up to $190.0 million (with a right in certain circumstances to increase borrowings to $250.0 million), including the issuance of up to $10.0 million in letters of credit. Interest under this facility is either at the prime rate or at a rate 0.325% to 0.975% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee (when applicable) as of May 31, 2006 were 0.675% over LIBOR, 0.20% and 0.125%, respectively. The Credit Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. There were no borrowings outstanding under the Credit Agreement at May 31, 2006 or May 31, 2005. As a result of the recent downgrades of the Company’s credit rating noted in “Liquidity and Capital Resources” above, the interest rate, facility fee and utilization fee, when applicable, are currently 0.975% over LIBOR, 0.30% and 0.25%, respectively.

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). As amended effective April 30, 2004, the Revolver provides for unsecured revolving credit of up to $40.0 million and expires on March 31, 2009. Interest under this facility is either at the prime rate minus 1%, or at a rate 0.375% to 1.025% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% . The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of May 31, 2006 were 0.725% over LIBOR and 0.20%, respectively. The Revolver contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. There were no borrowings outstanding under the Revolver at May 31, 2006 or May 31, 2005. As a result of the recent downgrades of the Company’s credit rating noted in “Liquidity and Capital Resources” above, the interest rate and facility fee are currently 1.025% over LIBOR and 0.30%, respectively.

Unsecured lines of credit available in local currencies to certain of Scholastic Corporation’s international subsidiaries were, in the aggregate, equivalent to $67.9 million at May 31, 2006, as compared to $61.8 million at May 31, 2005. These lines are used primarily to fund local working capital needs. There were borrowings outstanding under these lines of credit equivalent to $33.8 million at May 31, 2006, as compared to $24.7 million at May 31, 2005. These lines of credit are considered short-term in nature. The weighted average interest rates on the outstanding amounts were of 6.0% and 5.4% at May 31, 2006 and 2005, respectively.

The Company’s total debt obligations were $502.4 million at May 31, 2006, including approximately $294 million of 5.75% Notes, and $501.4 million at May 31, 2005. During fiscal 2006, the Company repurchased $6.0 million of its 5.75% Notes on the open market. In fiscal 2007 through August 4, 2006, the Company repurchased approximately $35.4 million of the 5.75% Notes on the open market. After giving effect to these repurchases, the outstanding 5.75% Notes, net of premium/discount, totaled approximately $259.5 million. For a complete description of all the Company’s debt obligations, see Note 3 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

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

N e w   A c c o u n t i n g  P r o n o u n c e m e n t s
In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R, which requires companies to expense the fair value of all share-based payments as permitted, but not required, under SFAS No. 123. The Company adoped SFAS No. 123R effective June 1, 2006. Retroactive application of the fair value recognition provisions of SFAS No. 123R was permitted, but not required. Alternatively, a company could use the modified prospective transition method for application of SFAS No. 123R. Under this method, compensation expense is recognized for all share-based payments granted, modified or settled after the date of adoption based on their grant-date fair value. For awards granted prior to the adoption date, the compensation expense of any unvested portion is recognized over the remaining requisite service period. The Company is using the modified prospective transition method to adopt SFAS No. 123R. The Company currently estimates that the adoption of SFAS No. 123R will result in additional fiscal 2007 pre-tax compensation expense of approximately $3.0 million to $5.0 million, or approximately $0.05 to $0.08 per diluted share after tax.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No.154”). Under the previous guidance, most voluntary changes in accounting principle were required to be recognized as the cumulative effect of a change in accounting principle within the net income of the periods in which the change is made. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has elected to adopt SFAS No.154 effective June 1, 2006. The adoption of SFAS No.154 is not expected to have any material immediate effect on the Company’s consolidated financial position, results of operations and cash flows.

Item 7A |           Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. Management believes that the impact of currency fluctuations does not represent a significant risk to the Company given the size and scope of its current international operations. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts. All foreign exchange hedging transactions are supported by an identifiable commitment or a forecasted transaction. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 7% of the Company’s debt at May 31, 2006 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 5% at May 31, 2005. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt, as well as the risk that variable-rate borrowings will represent a larger portion of total debt in the future.

Additional information relating to the Company’s outstanding financial instruments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of May 31, 2006 (see Note 3 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

								($ amounts in millions)

								Fair Value
								as of
	Fiscal Year Maturity							May 31,
	2007	2008	2009(1)	2010	2011	Thereafter	Total	2006

Debt Obligations
Lines of credit	$33.8	$—	$—	$—	$—	$—	$33.8	$33.8
Average interest rate	6.0%
Long-term debt including
current portion:
Fixed-rate debt	$294.1	$—	$—	$—	$—	$175.0	$469.1	$444.1
Average interest rate	5.75%					5.0%

(1) At May 31, 2006, no borrowings were outstanding under the Credit Agreement or the Revolver, which have credit lines totaling $230.0 and expire in fiscal 2009.

Item 8 | Consolidated Financial Statements and Supplementary Data
Page(s)

Consolidated Statements of Income for the years ended May 31, 2006, 2005 and 2004	33

Consolidated Balance Sheets at May 31, 2006 and 2005	34-35

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive
Income for the years ended May 31, 2006, 2005 and 2004	36-37

Consolidated Statements of Cash Flows for the years ended May 31, 2006, 2005 and 2004	38

Notes to Consolidated Financial Statements	39-59

Reports of Independent Registered Public Accounting Firm	60-61

Supplementary Financial Information - Summary of Quarterly Results of Operations (unaudited)	62

The following consolidated financial statement schedule for the years ended May 31, 2006, 2005 and 2004 is filed with this annual report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts and Reserves	S-2

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Statements of Income

	(Amounts in millions, except per share data)
	Years ended May 31,

	2006	2005	2004

Revenues	$2,283.8	$2,079.9	$2,233.8
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation)	1,099.9	979.0	1,086.8
Cost of goods sold – Reference sets	3.2	—	—
Selling, general and administrative expenses	916.5	840.7	870.1
Bad debt expense	56.2	62.2	90.3
Bad debt expense – Educational Publishing	2.9	—	—
Other operating costs:
Depreciation and amortization	65.8	63.1	62.1
Special severance charges	—	—	3.3

Total operating costs and expenses	2,144.5	1,945.0	2,112.6

Operating income	139.3	134.9	121.2
Other income	—	—	8.0
Interest income	3.5	1.0	0.4
Interest expense	35.2	36.2	40.0

Earnings before income taxes	107.6	99.7	89.6
Provision for income taxes	39.0	35.4	31.8

Net income	$68.6	$64.3	$57.8

Earnings per Share of Class A Stock and Common Stock:
Net income:
Basic	$1.65	$1.61	$1.47
Diluted	$1.63	$1.58	$1.44

See accompanying notes

Consolidated Balance Sheets

ASSETS	2006	2005

Current Assets:
Cash and cash equivalents	$205.3	$110.6
Accounts receivable (less allowance for doubtful accounts of $49.5 at May 31, 2006
and $43.2 at May 31, 2005)	266.8	269.6
Inventories	431.5	404.9
Deferred promotion costs	49.8	38.6
Deferred income taxes	73.1	71.7
Prepaid expenses and other current assets	52.4	43.9

Total current assets	1,078.9	939.3

Property, Plant and Equipment:
Land	13.3	13.3
Buildings	121.4	120.2
Furniture, fixtures and equipment	460.4	414.1
Leasehold improvements	173.1	161.9

	768.2	709.5

Less accumulated depreciation and amortization	(371.2)	(316.8)

Net property, plant and equipment	397.0	392.7

Other Assets and Deferred Charges:
Prepublication costs	115.9	120.2
Installment receivables (less allowance for doubtful accounts of $3.3 at May 31, 2006
and $4.1 at May 31, 2005)	11.2	10.6
Royalty advances	46.0	54.4
Production costs	5.9	9.7
Goodwill	253.1	254.2
Other intangibles	78.4	78.7
Noncurrent deferred income taxes	4.5	11.4
Other	61.3	60.2

Total other assets and deferred charges	576.3	599.4

Total assets	$2,052.2	$1,931.4

See accompanying notes

(Amounts in millions, except share data)
Balances at May 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2006	2005

Current Liabilities:
Current portion of long-term debt, lines of credit and short-term debt	$329.2	$24.9
Capital lease obligations	7.5	11.0
Accounts payable	141.7	141.4
Accrued royalties	36.6	40.1
Deferred revenue	19.3	22.9
Other accrued expenses	154.7	134.5

Total current liabilities	689.0	374.8

Noncurrent Liabilities:
Long-term debt	173.2	476.5
Capital lease obligations	61.4	63.4
Other noncurrent liabilities	79.3	79.6

Total noncurrent liabilities	313.9	619.5

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value Authorized – 2,000,000 shares; Issued – None	—	—
Class A Stock, $.01 par value Authorized – 2,500,000 shares; Issued and
outstanding – 1,656,200 shares	0.0	0.0
Common Stock, $.01 par value Authorized – 70,000,000 shares; Issued and
outstanding – 40,282,246 shares (39,076,544 shares at May 31, 2005)	0.4	0.4
Additional paid-in capital	458.7	424.0
Deferred compensation	(1.6)	(2.1)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(1.4)	(2.2)
Minimum pension liability adjustment	(18.7)	(26.3)
Retained earnings	611.9	543.3

Total stockholders’ equity	1,049.3	937.1

Total liabilities and stockholders’ equity	$2,052.2	$1,931.4

Consolidated Statements of Changes in Stockholders’
Equity and Comprehensive Income

					Additional Paid-in Capital
	Class A Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at May 31, 2003	1,656,200	$0.0	37,608,333	$0.4	$379.9
Comprehensive income:
Net income
Other comprehensive income, net:
Foreign currency translation adjustment
Minimum pension liability adjustment,
net of tax of $6.2
Total other comprehensive income
Total comprehensive income
Deferred compensation, net of amortization			4,102	0.0	0.0
Proceeds from issuance of common stock
pursuant to employee stock-based plans			318,551	0.0	7.6
Tax benefit realized from employee stock-based plans					0.6

Balance at May 31, 2004	1,656,200	0.0	37,930,986	0.4	388.1
Comprehensive income:
Net income
Other comprehensive income (loss), net:
Foreign currency translation adjustment
Minimum pension liability adjustment,
net of tax of $5.3
Total other comprehensive loss
Total comprehensive income
Deferred compensation, net of amortization			8,993	0.0	2.2
Proceeds from issuance of common stock
pursuant to employee stock-based plans			1,136,565	0.0	29.9
Tax benefit realized from employee stock-based plans					3.8

Balance at May 31, 2005	1,656,200	0.0	39,076,544	0.4	424.0
Comprehensive income:
Net income
Other comprehensive income, net:
Foreign currency translation adjustment
Minimum pension liability adjustment,
net of tax of $4.4
Total other comprehensive income
Total comprehensive income
Deferred compensation, net of amortization			26,690	0.0	0.3
Proceeds from issuance of common stock
pursuant to employee stock-based plans			1,179,012	0.0	28.7
Tax benefit realized from employee stock-based plans					5.7

Balance at May 31, 2006	1,656,200	$0.0	40,282,246	$0.4	$458.7

See accompanying notes

(Amounts in millions, except share data)
Years ended May 31, 2006, 2005 and 2004

	Deferred Compensation	Foreign Currency Translation	Minimum Pension Liability	Retained Earnings	Total Stockholders’ Equity

Balance at May 31, 2003	$(1.1)	$(9.8)	$(28.0)	$421.2	$762.6
Comprehensive income:
Net income				57.8	57.8
Other comprehensive income, net:
Foreign currency translation adjustment		5.3			5.3
Minimum pension liability adjustment,
net of tax of $6.2			11.0		11.0

Total other comprehensive income					16.3

Total comprehensive income					74.1
Deferred compensation, net of amortization	0.5				0.5
Proceeds from issuance of common stock
pursuant to employee stock-based plans					7.6
Tax benefit realized from employee stock-based plans					0.6

Balance at May 31, 2004	(0.6)	(4.5)	(17.0)	479.0	845.4
Comprehensive income:
Net income				64.3	64.3
Other comprehensive income (loss), net:
Foreign currency translation adjustment		2.3			2.3
Minimum pension liability adjustment,
net of tax of $5.3			(9.3)		(9.3)

Total other comprehensive loss					(7.0)

Total comprehensive income					57.3
Deferred compensation, net of amortization	(1.5)				0.7
Proceeds from issuance of common stock
pursuant to employee stock-based plans					29.9
Tax benefit realized from employee stock-based plans					3.8

Balance at May 31, 2005	(2.1)	(2.2)	(26.3)	543.3	937.1
Comprehensive income:
Net income				68.6	68.6
Other comprehensive income, net:
Foreign currency translation adjustment		0.8			0.8
Minimum pension liability adjustment,
net of tax of $4.4			7.6		7.6

Total other comprehensive income					8.4

Total comprehensive income					77.0
Deferred compensation, net of amortization	0.5				0.8
Proceeds from issuance of common stock
pursuant to employee stock-based plans					28.7
Tax benefit realized from employee stock-based plans					5.7

Balance at May 31, 2006	$(1.6)	$(1.4)	$(18.7)	$611.9	$1,049.3

Consolidated Statements of Cash Flows
		(Amounts in millions)
		Years ended May 31,

	2006	2005	2004

Cash flows provided by operating activities:
Net income	$68.6	$64.3	$57.8
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for losses on accounts receivable	59.1	62.2	90.3
Amortization of prepublication and production costs	67.8	67.7	79.1
Depreciation and amortization	65.8	63.1	62.1
Royalty advances expensed	36.6	32.8	20.8
Deferred income taxes	1.8	20.4	2.6
Non-cash interest expense	1.5	1.3	1.2
Changes in assets and liabilities:
Accounts receivable	(53.7)	(61.6)	(99.3)
Inventories	(21.5)	3.2	(14.7)
Prepaid expenses and other current assets	(7.2)	(0.3)	7.0
Deferred promotion costs	(9.8)	2.7	12.6
Accounts payable and other accrued expenses	31.6	(12.8)	8.3
Accrued royalties	(3.7)	1.6	5.9
Deferred revenue	(4.4)	(1.0)	2.8
Tax benefit realized from employee stock-based plans	5.7	3.8	0.6
Other, net	(2.4)	(0.8)	(15.8)

Total adjustments	167.2	182.3	163.5

Net cash provided by operating activities	235.8	246.6	221.3
Cash flows used in investing activities:
Prepublication expenditures	(49.6)	(58.0)	(53.2)
Additions to property, plant and equipment	(66.1)	(49.8)	(43.4)
Royalty advances	(28.1)	(30.9)	(26.1)
Production expenditures	(12.9)	(18.0)	(15.6)
Acquisition-related payments	(3.3)	(3.7)	(8.8)
Other	(1.2)	—	(0.5)

Net cash used in investing activities	(161.2)	(160.4)	(147.6)
Cash flows provided by (used in) financing activities:
Borrowings under Loan Agreement, Revolver and Credit Agreement	170.3	342.4	599.4
Repayments of Loan Agreement, Revolver and Credit Agreement	(170.3)	(356.6)	(585.2)
Repurchase of 5.75% Notes	(6.0)	—	—
Repayment of 7% Notes	—	—	(125.0)
Borrowings under lines of credit	248.2	250.6	294.1
Repayments of lines of credit	(240.8)	(249.3)	(300.7)
Repayment of capital lease obligations	(10.3)	(10.5)	(9.0)
Proceeds pursuant to employee stock-based plans	28.7	29.9	7.6
Other	—	—	3.9

Net cash provided by (used in) financing activities	19.8	6.5	(114.9)
Effect of exchange rate changes on cash	0.3	0.1	0.4

Net increase (decrease) in cash and cash equivalents	94.7	92.8	(40.8)
Cash and cash equivalents at beginning of year	110.6	17.8	58.6

Cash and cash equivalents at end of year	$205.3	$110.6	$17.8

Supplemental information:
Income taxes paid	$35.9	$10.1	$24.5
Interest paid	27.2	30.0	39.0
Non-cash investing and financing activities: Capital leases	3.4	9.5	15.1

See accompanying notes

Notes to Consolidated Financial Statements

(Amounts in millions, except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation
The consolidated financial statements include the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned and majority-owned subsidiaries (collectively “Scholastic” or the “Company”). All significant intercompany transactions are eliminated in consolidation.

Use of estimates
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable and installment receivables; sales returns; amortization periods; pension and other post-retirement obligations; and recoverability of inventories, deferred promotion costs, deferred income taxes and tax reserves, prepublication costs, royalty advances, goodwill and other intangibles.

Revenue recognition
The Company’s revenue recognition policies for its principal businesses are as follows:

School-Based Book Clubs – Revenue from school-based book clubs is recognized upon shipment of the products.

School-Based Book Fairs – Revenue from school-based book fairs, which are generally a week in duration, is recognized ratably as each book fair occurs.

Continuity Programs – The Company operates continuity programs whereby customers generally place an order to receive multiple shipments of children’s books and other products over a period of time. Revenue from continuity programs is recognized at the time of shipment or, in applicable cases, upon customer acceptance. Reserves for estimated returns are established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns.

Trade – Revenue from the sale of children’s books for distribution in the retail channel is primarily recognized when title transfers to the customer, which generally is at the time of shipment, or when the product is on sale and available to the public. A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns.

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

Toy Catalog – Revenue from the sale of children’s toys to the home through catalogs is recognized when title transfers to the customer, which generally is at the time of shipment. A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns.

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

Cash equivalents
Cash equivalents consist of short-term investments with original maturities of three months or less.

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

Deferred promotion costs
Deferred promotion costs represent direct mail, internet and telemarketing promotion costs incurred to acquire customers in the Company’s continuity and magazine businesses. Promotional costs are deferred when incurred and amortized in the proportion that current revenues bear to estimated total revenues. The Company regularly evaluates the operating performance of the promotions over their life cycle based on historical and forecasted demand and adjusts the carrying value accordingly. Except as discussed above, all other advertising costs are expensed as incurred.

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

Goodwill and other intangibles
Goodwill and other intangible assets with indefinite lives are not amortized and are reviewed for impairment annually, or more frequently if impairment indicators arise. With regard to goodwill, these reviews require the Company to estimate the fair value of its identified reporting units. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the units, which is compared to the carrying value of the net assets of the reporting units. With regard to other intangibles with indefinite lives, the Company determines the fair value by asset, which is then compared to its carrying value.

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

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known. The Company’s effective tax rate is based on expected income and statutory tax rates and permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates.

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

Pension obligations – Scholastic Corporation and certain of its subsidiaries have defined benefit pension plans covering the majority of their employees who meet certain eligibility requirements. The Company follows SFAS No. 87, “Employers’ Accounting for Pensions,” in calculating the existing benefit obligations and net cost under the plans. These calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets, and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost. Pension benefits in the cash balance plan for employees located in the United States are based on formulas in which the employees’ balances are credited monthly with interest based on the average rates for one-year United States Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment period.

Other post-retirement benefits – Scholastic Corporation provides post-retirement benefits, consisting of healthcare and life insurance benefits, to retired United States-based employees. A majority of these employees may become eligible for these benefits if they reach normal retirement age while working for the Company. The post-retirement medical plan benefits are funded on a pay-as-you-go basis, with the Company paying a portion of the premium and the employee paying the remainder. The Company follows SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other than Pensions,” in calculating the existing benefit obligation, which is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the service and interest cost components of net periodic post-retirement benefit cost. The assumed health care cost trend rate is used in the measurement of the long term expected increase in medical claims.

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

Concentrations
The Company is the United States publisher of books from the Harry Potter® series. In fiscal 2006, the Company published Harry Potter and the Half-Blood Prince, the sixth book in the planned seven book series. Revenues from the Harry Potter series totaled approximately $195, $20 and $175 for the years ended May 31, 2006, 2005 and 2004, respectively.

Shipping and Handling Costs
Amounts billed to customers for shipping and handling are classified as revenue. Costs incurred in shipping and handling are recognized in cost of goods sold.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

Earnings per share
Basic earnings per share is based on the weighted average shares of Class A Stock and Common Stock outstanding. Diluted earnings per share is based on the weighted average shares of Class A Stock and Common Stock outstanding adjusted for the impact of potentially dilutive securities outstanding. The dilutive impact of options outstanding is calculated using the treasury stock method, which treats the options as if they were exercised at the beginning of the period, adjusted for Common Stock assumed to be repurchased with the proceeds and tax benefit realized upon exercise. Any potentially dilutive security is excluded from the computation of diluted earnings per share for any period in which it has an anti-dilutive effect. Options that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled: 1,934,107 at May 31, 2006, 1,485,110 at May 31, 2005 and 3,123,912 at May 31, 2004.

Stock-based compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock-based benefit plans. Under this method, no compensation expense was recognized with respect to options granted under the Company’s stock-based benefit plans, as the exercise price of each stock option issued was equal to the market price of the underlying stock on the date of grant and the exercise price and number of shares subject to grant were fixed. Unearned compensation recognized for restricted stock unit awards is shown as a separate component of stockholders’ equity and is amortized to expense overthe vesting period of the stock award using the straight-line method. SFAS No.123, “Accounting for Stock-Based Compensation,” as amended by SFAS No.148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (as amended, “SFAS No. 123”), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No.123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has adopted the disclosure requirements of SFAS No.123. The Company will adopt the expense recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), beginning with the first quarter of the fiscal year ending May 31, 2007.

In May 2006, the Human Resources and Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Corporation, which consists entirely of independent directors, approved the acceleration of the vesting of all of the Company’s unvested options to purchase Class A Stock and Common Stock outstanding as of May 30, 2006 granted to employees (including executive officers) and outside directors of the Corporation, as described below (the “Acceleration”). Except for the Acceleration, all other terms and conditions applicable to such stock options were unchanged. Substantially all of these options had exercise prices in excess of the market value of the underlying Common Stock on May 30, 2006. The primary purpose of the Acceleration was to mitigate the future compensation expense that the Company would have otherwise recognized in its financial statements with respect to these options as a result of the June 1, 2006 adoption of SFAS No. 123R.

The Acceleration will reduce the amounts recognized by the Company as share-based compensation expense, under SFAS 123R, net of income taxes, by approximately $7 in fiscal 2007, $4 in fiscal 2008, $2 in fiscal 2009 and $1 in fiscal 2010. The accelerated options included 1,184,551 options held by certain executive officers, 582,750 of which related to the Class A Shares, 48,000 options held by eight non-employee directors, and 778,532 options held by other employees. Based on the closing price of the Common Stock of $26.34 on May 30, 2006, the Company recorded an expense to earnings in the fourth quarter of fiscal 2006 of approximately $0.1 in connection with 194,875 of those options with exercise prices below that closing price.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation for each of the fiscal years ended May 31, 2006, 2005 and 2004:

	2006	2005	2004

Net income – as reported	$68.6	$64.3	$57.8
Add: Stock-based employee
compensation included in
reported net income, net of tax	0.6	0.8	0.4
Deduct: Total stock-based employee
compensation expense determined
under fair value based method,
net of tax	23.8	13.0	13.6

Net income – pro forma	$45.4	$52.1	$44.6

	2006	2005	2004

Earnings per share – as reported
Basic	$1.65	$1.61	$1.47
Diluted	1.63	1.58	1.44
Earnings per share – pro forma
Basic	$1.09	$1.30	$1.13
Diluted	1.08	1.28	1.12

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions for the three fiscal years ended May 31 as follows:

	2006	2005	2004

Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	37.46%	55.2%	60.5%
Risk-free interest rate	4.22%	3.46%	2.92%
Expected life of options	5 years	5 years	5 years

The weighted average fair value of options granted during fiscal 2006, 2005 and 2004 was $13.68, $16.33 and $15.02 per share, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the options’ vesting periods, including the effect of the Acceleration.

New accounting pronouncements
In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R, which requires companies to expense the fair value of all share-based payments as permitted, but not required, under SFAS No. 123. The Company adopted SFAS No. 123R effective June 1, 2006. Retroactive application of the fair value recognition provisions of SFAS No. 123R was permitted, but not required. Alternatively, a company could use the modified prospective transition method for application of SFAS No. 123R. Under this method, compensation expense is recognized for all share-based payments granted, modified or settled after the date of adoption based on their grant-date fair value. For awards granted prior to the adoption date, the compensation expense of any unvested portion is recognized over the remaining requisite service period. The Company is using the modified prospective transition method to adopt SFAS No. 123R. The Company currently estimates that the adoption of SFAS No. 123R will result in additional fiscal 2007 pre-tax compensation expense of approximately $3.0 to $5.0, or approximately $0.05 to $0.08 per diluted share after tax.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No.154”). Under the previous guidance, most voluntary changes in accounting principle were required to be recognized as the cumulative effect of a change in accounting principle within the net income of the period in which the change was made. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has elected to adopt SFAS No.154 effective June 1, 2006. The adoption of SFAS No. 154 is not expected to have any material immediate effect on the Company’s consolidated financial position, results of operations and cash flows.

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

•	Children’s Book Publishing and Distribution includes the publication and distribution of children’s books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.

•	Educational Publishing includes the production and/or publication and distribution to schools and libraries of educational technology products, curriculum materials, children’s books, classroom magazines and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States.

•	Media, Licensing and Advertising includes the production and/or distribution of media and electronic products and programs (including children’s television programming, videos, DVD’s, software, feature films, interactive programs, promotional activities and non-book merchandise); and advertising revenue, including sponsorship programs.

•	International includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

The following table sets forth information for the three fiscal years ended May 31 for the Company’s segments. Certain prior year amounts have been reclassified to conform with the present year presentation.

	Children’s
	Book		Media,
	Publishing		Licensing
	and	Educational	and		Total
Distribution		Publishing	Advertising	Overhead(1)	Domestic	International	Consolidated

2006

Revenues	$1,304.0	$416.1	$151.6	$0.0	$1,871.7	$412.1	$2,283.8
Bad debt	44.8	4.7	0.7	0.0	50.2	8.9	59.1
Depreciation and amortization	16.5	3.8	1.4	38.2	59.9	5.9	65.8
Amortization(2)	16.4	28.0	19.4	0.0	63.8	4.0	67.8
Royalty advances expensed	29.7	2.2	2.0	0.0	33.9	2.7	36.6
Operating income (loss)(3)	114.2	69.6	10.3	(77.5)	116.6	22.7	139.3
Segment assets	808.8	349.4	70.0	508.5	1,736.7	315.5	2,052.2
Goodwill	130.6	82.5	9.8	0.0	222.9	30.2	253.1
Expenditures for long-lived assets(4)	65.0	28.8	20.3	33.2	147.3	13.9	161.2
Long-lived assets(5)	293.5	206.9	33.6	291.9	825.9	109.9	935.8

2005

Revenues	$1,152.5	$404.6	$133.1	$0.0	$1,690.2	$389.7	$2,079.9
Bad debt	51.1	1.3	0.3	0.0	52.7	9.5	62.2
Depreciation and amortization	13.5	3.4	1.7	38.5	57.1	6.0	63.1
Amortization(2)	16.1	32.3	17.3	0.0	65.7	2.0	67.7
Royalty advances expensed	27.3	2.4	1.1	0.0	30.8	2.0	32.8
Operating income (loss)(3)	93.5	78.5	11.0	(78.4)	104.6	30.3	134.9
Segment assets	733.3	347.3	63.1	484.7	1,628.4	303.0	1,931.4
Goodwill	130.6	82.5	9.8	0.0	222.9	31.3	254.2
Expenditures for long-lived assets(4)	64.6	38.7	22.1	22.8	148.2	12.2	160.4
Long-lived assets(5)	289.5	215.8	37.1	298.0	840.4	107.0	947.4

2004

Revenues	$1,358.6	$369.1	$136.4	$0.0	$1,864.1	$369.7	$2,233.8
Bad debt	78.6	1.0	1.2	0.0	80.8	9.5	90.3
Depreciation and amortization	12.6	3.2	1.8	38.0	55.6	6.5	62.1
Amortization(2)	15.7	36.3	24.6	0.0	76.6	2.5	79.1
Royalty advances expensed	16.3	1.3	1.0	0.0	18.6	2.2	20.8
Operating income (loss)(3)	104.6	56.1	10.9	(73.9)	97.7	23.5	121.2
Segment assets	713.3	338.5	59.6	418.2	1,529.6	302.2	1,831.8
Goodwill	127.9	82.5	10.7	0.0	221.1	28.6	249.7
Expenditures for long-lived assets(4)	53.3	35.5	27.6	21.5	137.9	9.2	147.1
Long-lived assets(5)	281.1	216.2	34.4	305.3	837.0	103.4	940.4

(1)	Overhead includes all domestic corporate amounts not allocated to reportable segments, including expenses and costs related to the management of corporate assets. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company’s headquarters in the metropolitan New York area, fulfillment and distribution facilities located in Missouri and Arkansas, and an industrial/office building complex in Connecticut.

(2)	Includes amortization of prepublication and production costs.

(3)	Operating income (loss) represents earnings before other income, interest and income taxes. In fiscal 2006, Educational Publishing includes pre-tax costs of $3.2 related to the write-down of certain print reference set assets and bad debt expense of $2.9 associated with the bankruptcy of a customer. In fiscal 2004, Children’s Book Publishing and Distribution and International includes charges of $22.7 and $2.7, respectively, in connection with a review of the continuity business. In fiscal 2005, Children’s Book Publishing and Distribution includes additional pre-tax charges of $3.8, primarily related to severance costs due to the review of the continuity business.

(4)	Includes expenditures for property, plant and equipment, investments in prepublication and production costs, royalty advances and acquisitions of, and investments in, businesses.

(5)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles, royalty advances, production costs and long-term investments.

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

	Direct-to-home			All Other			Total

	2006	2005	2004	2006	2005	2004	2006	2005	2004

Revenues	$134.9	$147.5	$203.8	$1,169.1	$1,005.0	$1,154.8	$1,304.0	$1,152.5	$1,358.6
Bad debt	29.6	31.9	49.9	15.2	19.2	28.7	44.8	51.1	78.6
Depreciation	0.8	0.6	0.5	15.7	12.9	12.1	16.5	13.5	12.6
Amortization(1)	1.4	1.4	1.3	15.0	14.7	14.4	16.4	16.1	15.7
Royalty advances
expensed	3.2	3.8	0.8	26.5	23.5	15.5	29.7	27.3	16.3
Business income (loss)(2)	(13.6)	(2.8)	(10.4)	127.8	96.3	115.0	114.2	93.5	104.6
Business assets	217.8	196.2	218.9	591.0	537.1	494.4	808.8	733.3	713.3
Goodwill	92.4	92.4	92.4	38.2	38.2	35.5	130.6	130.6	127.9
Expenditures for long-lived
assets(3)	5.9	7.1	4.6	59.1	57.5	48.7	65.0	64.6	53.3
Long-lived assets(4)	116.5	115.2	115.2	177.0	174.3	165.9	293.5	289.5	281.1

(1)	Includes amortization of prepublication costs.

(2)	Business income (loss) represents earnings (loss) before other income, interest and income taxes. In fiscal 2004, Direct-to-home and All Other include charges of $14.9 and $7.8, respectively, in connection with a review of the continuity business. In fiscal 2005, Direct-to-home and All Other include additional charges of $3.6 and $0.2, respectively, related to the review of the continuity business.

(3)	Includes expenditures for property, plant and equipment, investments in prepublication costs, royalty advances and acquisitions of businesses.

(4)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles and royalty advances.

3. DEBT
The following summarizes debt as of May 31:

	Carrying		Fair	Carrying		Fair
	Value		Value	Value		Value

		2006			2005

Lines of Credit	$33.8		$33.8	$24.7		$24.7
5.75% Notes due 2007, net of premium/discount	295.3		293.2	303.5		306.6
5% Notes due 2013, net of discount	173.2		150.8	173.0		173.5
Other debt	0.1		0.1	0.2		0.2

Total debt	502.4		477.9	501.4		505.0
Less current portion of long-term debt,
lines of credit and short-term debt	(329.2)		(327.1)	(24.9)		(24.9)

Total long-term debt	$173.2		$150.8	$476.5		$480.1

Short-term debt is carried at cost, which approximates fair value. Fair values were estimated based on market quotes, where available, or dealer quotes.

The following table sets forth the maturities of the carrying values of the Company’s debt obligations as of May 31, 2006 for fiscal years ended May 31:

2007	$329.2
2008	—
2009	—
2010	—
2011	—
Thereafter	173.2

Total debt	$502.4

Lines of Credit
Certain of Scholastic Corporation’s international subsidiaries had unsecured lines of credit available in local currencies equivalent to $67.9 and $61.8 in the aggregate at May 31, 2006 and 2005, respectively. There were borrowings under these lines of credit equivalent to $33.8 and $24.7 outstanding at May 31, 2006 and 2005, respectively. These lines of credit are considered short-term in nature. The weighted average interest rates on the outstanding amounts were 6.0% and 5.4% at May 31, 2006 and 2005, respectively.

Credit Agreement
On March 31, 2004, Scholastic Corporation and its principal operating subsidiary, Scholastic Inc., entered into an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which replaced a similar loan agreement that was scheduled to expire on August 11, 2004 (the “Loan Agreement”). The Credit Agreement, which expires on March 31, 2009, provides for aggregate borrowings of up to $190.0 (with a right in certain circumstances to increase borrowings to $250.0), including the issuance of up to $10.0 in letters of credit. Interest under this facility is either at the prime rate or at a rate 0.325% to 0.975% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee (when applicable) as of May 31, 2006 were 0.675% over LIBOR, 0.20% and 0.125%, respectively. The Credit Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. There were no borrowings under the Credit Agreement as of May 31, 2006 or May 31, 2005. The Company’s credit rating was downgraded to BB+ by Standard and Poor’s (“S&P”) on March 23, 2006 and to Ba1 by Moody’s Investor Service (“Moody’s”) on June 20, 2006. S&P further downgraded the Company’s credit rating to BB on July 27, 2006. As a result of these downgrades, the interest rate, facility fee and utilization fee, when applicable, are currently 0.975% over LIBOR, 0.30% and 0.25%, respectively.

Revolver
Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). As amended effective April 30, 2004, the Revolver provides for unsecured revolving credit of up to $40.0 and expires on March 31, 2009. Interest under this facility is either at the prime rate minus 1%, or at a rate 0.375% to 1.025% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% . The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of May 31, 2006 were 0.725% over LIBOR and 0.20%, respectively. The Revolver contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. There were no borrowings outstanding under the Revolver at May 31, 2006 or 2005. As a result of the downgrades of the Company’s credit rating noted under “Credit Agreement” above, the interest rate and facility fee are currently 1.025% over LIBOR and 0.30%, respectively.

5.75% Notes due 2007
In January 2002, Scholastic Corporation issued $300.0 of 5.75% Notes (the “5.75% Notes”). The 5.75% Notes are senior unsecured obligations that mature on January 15, 2007. Interest on the 5.75% Notes is payable semi-annually on July 15 and January 15 of each year through maturity. The Company may, at any time, redeem all or a portion of the 5.75% Notes at a redemption price (plus accrued interest to the date of redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption. During fiscal 2006, the Company repurchased $6.0 of the 5.75% Notes on the open market.

In fiscal 2007 through August 4, 2006, the Company repurchased approximately $35.4 of the 5.75% Notes on the open market. After giving effect to these repurchases, the outstanding 5.75% Notes, net of premium/discount, totaled approximately $259.5.

5% Notes due 2013
In April 2003, Scholastic Corporation issued $175.0 of 5% Notes (the “5% Notes”). The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year through maturity. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption.

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

Net rent expense relating to the Company’s non-cancelable operating leases for the three fiscal years ended May 31, 2006, 2005 and 2004 was $39.5, $36.6 and $36.4, respectively.

The Company was obligated under capital leases covering land, buildings and equipment in the amount of $68.9 and $74.4 at May 31, 2006 and 2005, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

The composition of capital leases reflected as Property, Plant and Equipment in the consolidated balance sheets is:

	2006	2005

Land	$3.5	$3.5
Buildings	39.0	39.0
Equipment	49.0	45.6

	91.5	88.1
Accumulated amortization	(39.2)	(28.1)

Total	$52.3	$60.0

The following table sets forth the aggregate minimum future annual rental commitments at May 31, 2006 under all non-cancelable leases for fiscal years ending May 31:

Operating Leases		Capital Leases

2007	$36.4	$12.8
2008	25.9	10.5
2009	18.7	8.9
2010	15.7	7.6
2011	12.5	5.8
Thereafter	75.0	218.3

Total minimum lease payments	$184.2	263.9

Less amount representing interest		195.0

Present value of net minimum capital lease payments		68.9
Less current maturities of capital lease obligations		7.5

Long-term capital lease obligations		$61.4

Other Commitments
The Company had contractual commitments relating to royalty advances at May 31, 2006 totaling $8.0. The aggregate annual commitments for royalty advances are as follows: fiscal 2007 – $6.7; fiscal 2008 – $0.5; fiscal 2009 – $0.6; fiscal 2010 – $0.2.

Contingencies
Various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

5. INVESTMENT
In fiscal 2003, the Company entered into a joint venture with The Book People, Ltd., a direct marketer of books in the United Kingdom, to distribute books to the home under the Red House name and through schools under the School Link name. The Company also acquired a 15% equity interest in The Book People Ltd.’s parent company, The Book People Group Ltd. As part of the transaction, the Company established a £3.0 revolving credit facility in favor of The Book People Group, Ltd., which is available to fund the expansion of The Book People Group, Ltd. and for working capital purposes. As of May 31, 2006, £3.0 (equivalent to $5.3 at that date) was outstanding under the revolving credit facility. The equity investment in The Book People Group, Ltd. is included in the Other Assets and Deferred Charges section of the Consolidated Balance Sheets.

6. GOODWILL AND OTHER INTANGIBLES
Goodwill and other intangible assets with indefinite lives are reviewed for impairment annually, or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the years ended May 31:

	2006	2005

Beginning balance	$254.2	$249.7
Additions due to acquisitions	—	6.0
Other adjustments	(1.1)	(1.5)

Ending Balance	$253.1	$254.2

In fiscal 2005, Additions due to acquisitions includes the purchase price for the acquisition of Chicken House Publishing Ltd. and the accrual of a final payment related to the fiscal 2002 acquisition of Klutz.

The following table summarizes Other intangibles subject to amortization as of May 31:

	2006	2005

Customer lists	3.0	3.0
Accumulated amortization	(2.9)	(2.8)

Net customer lists	0.1	0.2

Other intangibles	4.0	4.0
Accumulated amortization	(2.8)	(2.6)

Net other intangibles	1.2	1.4

Total	1.3	1.6

Amortization expense for Other intangibles totaled $0.3 for each of the fiscal years ended May 31, 2006, 2005 and 2004. Amortization expense for these assets is currently estimated to total $0.2 for the fiscal years ending May 31, 2007 through 2010, and $0.1 for the fiscal year ending May 31, 2011. The weighted average amortization periods for these assets by major asset class are two years and twelve years for customer lists and other intangibles, respectively.

The following table summarizes Other intangibles not subject to amortization as of May 31:

	2006	2005

Net carrying value by major class:
Titles	$31.0	$31.0
Licenses	17.2	17.2
Major sets	11.4	11.4
Trademarks and other	17.5	17.5

Total	$77.1	$77.1

7. INCOME TAXES

The provisions for income taxes for the fiscal years ended May 31, 2006, 2005 and 2004 are based on earnings before taxes as follows:

	2006	2005	2004

United States	$103.2	$91.3	$89.1
Non-United States	4.4	8.4	0.5

Total	$107.6	$99.7	$89.6

The provisions for income taxes attributable to earnings for the fiscal years ended May 31, 2006, 2005 and 2004 consist of the following components:

	2006	2005	2004
Federal
Current	$25.1	$5.7	$19.0
Deferred	1.6	19.0	5.9

	$26.7	$24.7	$24.9

State and local
Current	$6.6	$4.2	$4.7
Deferred	0.1	0.4	0.8

	$6.7	$4.6	$5.5

International
Current	$5.5	$5.1	$5.5
Deferred	0.1	1.0	(4.1)

	$5.6	$6.1	$1.4

Total
Current	$37.2	$15.0	$29.2
Deferred	1.8	20.4	2.6

	$39.0	$35.4	$31.8

The provisions for income taxes for the fiscal years ended May 31, 2006, 2005 and 2004 differ from the amount of tax determined by applying the federal statutory rate as follows:

	2006	2005	2004

Computed federal statutory provision	$37.7	$34.9	$31.4
State income tax provision, net of federal income tax benefit	4.4	3.0	3.6
Difference in effective tax rates on earnings of foreign subsidiaries	(0.1)	(0.4)	(3.0)
Extraterritorial income	(1.4)	(0.9)	(0.8)
Charitable contributions	(0.6)	(1.4)	0.0
Other – net	(1.0)	0.2	0.6

Total provision for income taxes	$39.0	$35.4	$31.8

Effective tax rates	36.25%	35.5%	35.5%

The undistributed earnings of foreign subsidiaries at May 31, 2006 were $21.2. Any remittance of foreign earnings would not result in any significant additional tax.

The following table sets forth the tax effects of items that give rise to deferred tax assets and liabilities at May 31, 2006 and 2005:

	2006	2005

Net deferred tax assets:
Tax uniform capitalization	$21.7	$23.7
Inventory reserves	19.1	18.4
Allowance for doubtful accounts	14.7	10.7
Other reserves	15.8	12.4
Post-retirement, post-employment and pension obligations	16.8	20.5
Tax carryforwards	19.1	17.6
Lease accounting	6.3	6.5
Prepaid expenses	(16.5)	(11.4)
Depreciation and amortization	(39.6)	(35.1)
Other – net	7.0	7.3

Subtotal	64.4	70.6

Valuation allowance	(10.7)	(8.8)

Total net deferred tax assets	$53.7	$61.8

Total net deferred tax assets of $53.7 at May 31, 2006 and $61.8 at May 31, 2005 include $5.5 and $4.1 in Other accrued expenses at May 31, 2006 and 2005, respectively, and $18.4 and $17.2 in Other noncurrent liabilities at May 31, 2006 and 2005, respectively.

At May 31, 2006, the Company had a charitable deduction carryforward of $16.6, which expires in various amounts during the fiscal years ending 2008 through 2010, and federal and state operating loss carryforwards of $3.2 and $16.6, respectively, which expire annually in varying amounts if not utilized. The Company also had foreign operating loss carryforwards of $29.4 at May 31, 2006, which either expire at various dates or do not expire.

For the years ended May 31, 2006 and 2005, the valuation allowance increased by $1.9 and $0.4, respectively.

The Company had tax reserves totaling $7.3 and $7.2 at May 31, 2006 and 2005, respectively.

8. CAPITAL STOCK AND STOCK OPTIONS

Scholastic Corporation has authorized capital stock of 2,500,000 shares of Class A Stock, par value $0.01 per share (the “Class A Stock”); 70,000,000 shares of Common Stock, par value $0.01 per share (the “Common Stock”); and 2,000,000 shares of Preferred Stock, par value $1.00 per share (the “Preferred Stock”).

Class A Stock and Common Stock
At May 31, 2006, 1,656,200 shares of Class A Stock and 40,282,246 shares of Common Stock were outstanding. At May 31, 2006, Scholastic Corporation had reserved for issuance 10,717,299 shares of Common Stock. Of this amount, 8,514,515 shares of Common Stock were reserved for issuance under the Company’s stock-based plans (including shares available for grant and stock options and Restricted Stock Units currently outstanding), 1,656,200 shares of Common Stock were reserved for issuance upon conversion of the outstanding Class A Stock and 546,584 shares of Common Stock were reserved for future issuances under the Company’s stock-based plans. At May 31, 2006 750,000 shares of Class A Stock were reserved for issuance under the Company’s stock-based plans (including shares available for grant and stock options currently outstanding).

The only voting rights vested in the holders of Common Stock, except as required by law, are the election of such number of directors as shall equal at least one-fifth of the members of the Board. The holders of Class A Stock are entitled to elect all other directors and to vote on all other matters. Holders of Class A Stock and Common Stock are entitled to one vote per share on matters on which they are entitled to vote. The holders of Class A Stock have the right, at their option, to convert shares of Class A Stock into shares of Common Stock on a share-for-share basis.

With the exception of voting rights and conversion rights, and as to the rights of holders of Preferred Stock if issued, the Class A Stock and the Common Stock are equal in rank and are entitled to dividends and distributions, when and if declared by the Board. Scholastic Corporation has not paid any cash dividends since its public offering in 1992 and has no current plans to pay any dividends on its Class A Stock or Common Stock.

Preferred Stock
The Preferred Stock may be issued in one or more series, with the rights of each series, including voting rights, to be determined by the Board before each issuance. To date, no shares of Preferred Stock have been issued.

Stock-Based Awards
At May 31, 2006, the Company maintained three stockholder-approved employee stock-based benefit plans with regard to the Common Stock: the Scholastic Corporation 1992 Stock Option Plan (the “1992 Plan”), under which no further awards can be made; the Scholastic Corporation 1995 Stock Option Plan (the “1995 Plan”), under which no further awards can be made; and the Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”). The 2001 Plan provides for the issuance of incentive stock options, which qualify for favorable treatment under the Internal Revenue Code, and options that are not so qualified, called non-qualified options, restricted stock and other stock-based awards.

Stock Options — At May 31, 2006, non-qualified stock options to purchase 190,000 shares, 2,894,578 shares and 2,758,530 shares of Common Stock were outstanding under the 1992 Plan, 1995 Plan and 2001 Plan, respectively, and 759,541 shares of Common Stock were available for additional awards under the 2001 Plan.

The Company also maintains the 1997 Outside Directors’ Stock Option Plan (the “1997 Directors’ Plan”), a stockholder-approved stock option plan for outside directors. The 1997 Directors’ Plan, as amended, provides for the automatic grant to each non-employee director on the date of each annual stockholders’ meeting of non-qualified stock options to purchase 6,000 shares of Common Stock. At May 31, 2006, options to purchase 376,000 shares of Common Stock were outstanding under the 1997 Directors’ Plan and 144,000 shares of Common Stock were available for additional awards under the 1997 Directors’ Plan. In September 2005, options were awarded under the 1997 Directors’ Plan at an exercise price of $36.41.

The Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”) provides for the grant to Richard Robinson, the Chief Executive Officer of the Corporation as of the effective date of the Class A Plan, of options (“Class A Options”) to purchase up to an aggregate of 750,000 shares of Class A Stock. At May 31, 2006, there were 666,000 Class A Options outstanding under the Class A Plan.

Generally, options granted under the various plans may not be exercised for a minimum of one year after the date of grant and expire approximately ten years after the date of grant. As a result of the Acceleration, all unvested stock options outstanding as of May 30, 2006 became vested and immediately exercisable.

The following table sets forth the stock option activity for the Class A Stock and Common Stock plans for the three fiscal years ended May 31:

	2006		2005		2004

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding – beginning of year	7,469,650	$28.57	8,032,587	$28.52	6,852,258	$28.65
Granted	851,500	34.67	912,901	28.32	1,599,000	27.90
Exercised	(1,101,878)	23.36	(1,038,828)	26.10	(197,296)	23.23
Cancelled	(334,164)	32.81	(437,010)	33.36	(221,375)	32.89

Outstanding – end of year	6,885,108	$30.24	7,469,650	$28.57	8,032,587	$28.52

Exercisable – end of year	6,885,108	$30.24	5,106,057	$28.18	5,279,912	$27.43

The following table sets forth information as of May 31, 2006 regarding weighted average exercise prices and weighted average remaining contractual lives for the remaining outstanding stock options, sorted by range of exercise price:

			Options Outstanding			Options Exercisable

					Weighted
					Average		Weighted
				Weighted	Remaining		Average
	Options			Average	Contractual	Number	Exercise
Price Range			Number	Exercise Price	Life	Exercisable	Price

$15.73	—	$20.97	841,806	$ 18.42	1.5	841,806	$ 18.42
$20.98	—	$26.21	899,250	25.37	4.1	899,250	25.37
$26.22	—	$31.45	2,233,510	28.57	7.0	2,233,510	28.57
$31.46	—	$36.69	1,948,160	34.22	6.0	1,948,160	34.22
$36.70	—	$41.94	445,409	37.48	8.1	445,409	37.48
$41.95	—	$47.18	449,913	43.06	5.5	449,913	43.06
$47.19	—	$52.42	67,060	49.77	5.6	67,060	49.77

Restricted Stock – The Company may grant restricted stock units under the 2001 Plan (“Stock Units”). During fiscal 2006 and 2005, the Company granted 1,000 and 71,731 Stock Units, respectively, with a weighted average grant date fair value of $26.33 and $30.81 per unit, respectively, to certain officers and key executives. The Stock Units are scheduled to vest in four equal annual installments beginning one year from the grant date. Upon vesting, Stock Units are converted automatically on a one-for-one basis into shares of Common Stock. In fiscal 2006 and 2005, the Company amortized $0.6 and $0.3, respectively, in connection with the outstanding Stock Units, recorded as a component of Selling, general and administrative expenses.

Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (the “ESPP”), which is offered to eligible United States employees. The ESPP previously permitted participating employees to purchase Common Stock, with after-tax payroll deductions, on a quarterly basis at a 15% discount from the lower of the closing price of the Common Stock on NASDAQ on the first or last business day of each fiscal quarter. Effective June 1, 2006, the Company amended the ESPP to provide that the 15% discount will be based solely on the closing price of the Common Stock on NASDAQ on the last business day of the fiscal quarter. During fiscal 2006, 2005 and 2004, the Company issued 77,134 shares, 98,286 shares and 121,256 shares of Common Stock under the ESPP at a weighted average price of $28.08, $26.38 and $25.01 per share, respectively. At May 31, 2006, there were 274,186 shares of Common Stock authorized to be issued under the ESPP.

Management Stock Purchase Plan
The Company maintains a Management Stock Purchase Plan (“MSPP”), which allows certain members of senior management to defer up to 100% of their annual cash bonus payment in the form of restricted stock units (“RSUs”). The RSUs are purchased by the employee at a 25% discount from the lowest closing price of the Common Stock on NASDAQ during the fiscal quarter in which such bonuses are payable and are converted into shares of Common Stock on a one-for-one basis at the end of the applicable deferral period. During fiscal 2006, 2005 and 2004, the Company allocated 35,211 RSUs, 13,171 RSUs and 0 RSUs to participants under the MSPP at a weighted average price of $26.64, $19.76 and $0 per RSU, respectively, resulting in an expense of $0.3, $0.5 and $0.4, respectively. At May 31, 2006 there were 273,398 shares of Common Stock authorized for issuance under the MSPP.

9. EMPLOYEE BENEFIT PLANS

Pension Plans
The Company has a cash balance retirement plan (the “Pension Plan”), which covers the majority of United States employees who meet certain eligibility requirements. The Company funds all of the contributions for the Pension Plan. Benefits generally are based on the Company’s contributions and interest credits allocated to participants’ accounts based on years of benefit service and annual pensionable earnings. It is the Company’s policy to fund the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

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

The Company’s pension plans have different measurement dates, as follows: for the Pension Plan—May 31, 2006; for the U.K. Pension Plan and the Grolier Canada Pension Plan—March 31, 2006.

Post-Retirement Benefits
The Company provides post-retirement benefits to retired United States-based employees (the “Post-Retirement Benefits”) consisting of certain healthcare and life insurance benefits. A majority of these employees may become eligible for these benefits after completing certain minimum age and service requirements. At May 31, 2006, the unrecognized prior service cost remaining was $8.4.

The Medicare Prescription Drug, Improvement and Modernization Act (the “Medicare Act”) introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy of 28% to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D. In response to the Medicare Act, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” to provide additional disclosure and guidance in implementing the federal subsidy provided by the Medicare Act. Based on this guidance, the Company has determined that the Post-Retirement Benefits provided to the retiree population are in aggregate the actuarial equivalent of the benefits under Medicare. As a result, in fiscal 2006 and 2005, the Company recognized a reduction of its accumulated post-retirement benefit obligation of $9.2 and $3.2, respectively, due to the federal subsidy under the Medicare Act.

The following table sets forth the weighted average actuarial assumptions utilized to determine the benefit obligations for the Pension Plan, the U.K. Pension Plan and the Grolier Canada Pension Plan (collectively the “Pension Plans”), including the Post-Retirement Benefits, at May 31:

			Post-Retirement
	Pension Plans		Benefits

	2006	2005	2006	2005

Weighted average assumptions used to
determine benefit obligations:
Discount rate	5.9%	5.3%	6.1%	5.3%
Rate of compensation increase	3.6%	4.0%	—	—
Weighted average assumptions used to
determine net periodic benefit cost:
Discount rate	5.3%	6.5%	5.3%	6.7%
Expected long-term return on plan assets	8.7%	8.8%	—	—
Rate of compensation	3.6%	4.0%	—	—

To develop the expected long-term rate of return on assets assumption for the Pension Plans, the Company, with the assistance of its actuaries, considers historical returns and future expectations. Over the 15-20 year periods ended May 31, 2006, the returns on the portfolio, assuming it was invested at the current target asset allocation in the prior periods, would have been a compounded annual average of 10%-12%. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an assumed weighted average long-term rate of return of 8.7% for all of the Pension Plans.

The following table sets forth changes in benefit obligation and plan assets, the reconciliation of funded status and the (decrease) increase in the minimum pension liability included in Accumulated other comprehensive loss for the Pension Plans and the Post-Retirement Benefits for the fiscal years ended May 31:

			Post-Retirement
	Pension Plans		Benefits

	2006	2005	2006	2005

Change in benefit obligation
Benefit obligation at beginning of year	$158.0	$131.2	$36.2	$31.4
Service cost	8.0	7.0	0.2	0.4
Interest cost	8.3	8.3	1.8	2.0
Plan participants’ contributions	0.4	0.4	0.2	0.2
Actuarial (gains) losses	(2.8)	18.6	(4.7)	4.7
Foreign currency exchange rate changes	0.1	1.9	—	—
Benefits paid	(10.0)	(9.4)	(2.6)	(2.5)

Benefit obligation at end of year	$162.0	$158.0	$31.1	$36.2

Change in plan assets
Fair value of plan assets at beginning of year	$120.6	$114.7	$—	$—
Actual gain on plan assets	13.1	10.6	—	—
Company contributions	1.5	3.7	2.6	2.5
Plan participants’ contributions	0.4	0.4	0.2	0.2
Administrative expenses	(1.1)	(1.0)	—	—
Foreign currency exchange rate changes	0.2	1.6	—	—
Benefits paid	(10.0)	(9.4)	(2.8)	(2.7)

Fair value of plan assets at end of year	$124.7	$120.6	$—	$—

Funded status
Underfunded status of the plans	$(37.3)	$(37.4)	$(31.1)	$(36.2)
Unrecognized net actuarial loss	43.4	53.4	19.3	25.6
Unrecognized prior service cost	(1.3)	(1.6)	(8.4)	(9.2)
Unrecognized net asset obligation	—	0.1	—	—

Accrued benefit asset (liability)	$4.8	$14.5	$(20.2)	$(19.8)

Amounts recognized in the Consolidated
Balance Sheets
Prepaid benefit cost	$4.8	$14.5	$—	$—
Accrued benefit liability	(28.7)	(40.7)	(20.2)	(19.8)
Intangible asset	0.1	0.1	—	—
Accumulated other comprehensive loss	28.6	40.6	—	—

Net amount recognized	$4.8	$14.5	$(20.2)	$(19.8)

Decrease (increase) in minimum liability included
in other comprehensive income	$12.0	$(14.6)	$—	$—

The accumulated benefit obligation for the Pension Plans was $149.4 and $148.4 at May 31, 2006 and 2005, respectively. The following table sets forth information with respect to the Pension Plans with accumulated benefit obligations in excess of plan assets for the fiscal years ended May 31:

	2006	2005

Projected benefit obligations	$153.9	$150.1
Accumulated benefit obligations	142.3	141.6
Fair value of plan assets	115.7	112.1

The following table sets forth the components of the net periodic benefit costs under the Pension Plans and the Post-Retirement Benefits for the fiscal years ended May 31:

	Pension Plans			Post-Retirement Benefits

	2006	2005	2004	2006	2005	2004

Components of Net Periodic Benefit Cost:
Service cost	$8.0	$7.0	$7.0	$0.2	$0.4	$0.4
Interest cost	8.3	8.3	7.7	1.8	2.0	2.0
Expected return on assets	(8.8)	(8.7)	(8.0)	—	—	—
Net amortization and deferrals	0.2	0.2	0.3	1.0	0.8	1.2
Decrease in valuation allowance	—	—	(1.2)	—	—	—
Recognized net actuarial loss	3.7	2.3	2.5	—	—	—

Net periodic benefit cost	$11.4	$9.1	$8.3	$3.0	$3.2	$3.6

Plan Assets
The Company’s investment policy with regard to the assets in the Pension Plans is to actively manage, within acceptable risk parameters, certain asset classes where the potential exists to outperform the broader market.

The following table sets forth the total weighted average asset allocations for the Pension Plans by asset category at May 31:

	2006	2005

Small cap equities	12.1%	16.6%
International equities	13.8	9.8
Index fund equities	41.3	44.0
Bonds and fixed interest products	31.8	29.0
Real estate	0.9	0.5
Other	0.1	0.1

	100.0%	100.0%

The following table sets forth the weighted average target asset allocations for the Pension Plans included in the Company’s investment policy:

			Grolier
		U.K.	Canada
	Pension	Pension	Pension
	Plan	Plan	Plan

Equity	65.0%	68.0%	35.0%
Debt and Cash Equivalents	35.0	25.0	65.0
Real Estate	—	7.0	—

	100.0%	100.0%	100.0%

Contributions
In fiscal 2007, the Company expects to contribute $8.4 to the Pension Plan and Scholastic Ltd. expects to contribute $1.1 to the U.K. Pension Plan.

Estimated Future Benefit Payments
The following table sets forth the expected future benefit payments under the Pension Plans and the Post-Retirement Benefits by fiscal year:

		Post-Retirement

			Medicare
	Pension	Benefit	Subsidy
	Benefits	Payments	Receipts

2007	$11.3	$2.7	$0.4
2008	10.4	2.8	0.4
2009	11.1	2.9	0.5
2010	10.7	3.0	0.5
2011	10.5	3.1	0.5
2012-2016	54.8	15.7	2.7

Assumed health care cost trend rates at May 31:

		2006	2005

Health care cost trend rate assumed for
the next fiscal year		9.0%	11.0%
Rate to which the cost trend is assumed
to decline (the ultimate trend rate)		5.0%	5.0%
Year that the rate reaches the ultimate trend rate		2012	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	2006	2005

Total service and interest cost	$0.2	$0.2
Post-retirement benefit obligation	2.5	3.1

Defined Contribution Plans
The Company also provides defined contribution plans for certain eligible employees. In the United States, the Company sponsors a 401(k) retirement plan and has contributed $6.8, $6.2 and $5.9 for fiscal 2006, 2005 and 2004, respectively. For its internationally-based employees, the contributions under these plans totaled $6.1, $4.6 and $2.3 for fiscal 2006, 2005 and 2004, respectively.

10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended May 31:

(Amounts in millions, except per share data)

	2006	2005	2004

Net income for basic and
diluted earnings per share	$68.6	$64.3	$57.8
Weighted average Shares of Class A
Stock and Common Stock
outstanding for basic earnings
per share	41.6	40.0	39.4

Dilutive effect of Common Stock issued
pursuant to stock-based
benefit plans	0.6	0.8	0.7

Adjusted weighted average Shares
of Class A Stock and Common
Stock outstanding for diluted
earnings per share	42.2	40.8	40.1

Earnings per share of Class A Stock
and Common Stock:
Basic	$1.65	$1.61	$1.47
Diluted	$1.63	$1.58	$1.44

11. COST OF GOODS SOLD—REFERENCE SETS

In fiscal 2006, the Company recorded pre-tax costs primarily related to the accelerated amortization of prepublication costs of $3.2, or $0.05 per diluted share, in connection with its decision not to update certain print versions of reference sets.

12. BAD DEBT EXPENSE—EDUCATIONAL PUBLISHING

In fiscal 2006, the Company recorded bad debt expense totaling of $2.9, or $0.04 per diluted share, related to the bankruptcy of a for-profit educational services customer.

13. SPECIAL SEVERANCE CHARGES

In May 2003, the Company announced a reduction in its global work force. The majority of the affected employees were notified in the fiscal year ended May 31, 2003. In the fiscal year ended May 31, 2004, the Company established additional liabilities of $3.3 for severance and other related costs with respect to the affected employees notified in that fiscal year, which is reflected in the Company’s income statement as the Special severance charges for the year ended May 31, 2004. As of May 31, 2006, substantially all of the established liabilities had been paid.

14. OTHER INCOME (EXPENSE)

In fiscal 2004, the Company received a payment of $10.0 in connection with the early termination of a sublease by one of its tenants. This transaction resulted in a pre-tax net gain of $8.0. The impact of this gain on earnings per diluted share was $0.13.

15. CONTINUITY CHARGES

In fiscal 2004, the Company recorded pre-tax charges of $25.4 in connection with a review of its continuity business. These charges represent write-downs of deferred promotion costs of $12.7 and inventory from discontinued programs of $6.8, and an increase in bad debts of $2.0, as well as modest increases in returns provisions and related severance costs. These charges are primarily reflected as Cost of goods sold; Selling, general and administrative expenses; and Bad debt expense. In fiscal 2004, the impact of these charges on earnings per diluted share was $0.41. In fiscal 2005, the Company recorded additional pre-tax charges of $3.8, or $0.06 per diluted share, primarily for severance costs due to the prior year review of its continuity business, which are reflected as Selling, general and administrative expenses.

16. OTHER FINANCIAL DATA

Deferred promotion costs were $49.8 and $38.6 at May 31, 2006 and 2005, respectively. Promotion costs expensed were $85.5, $81.1 and $119.2 for the fiscal years ended May 31, 2006, 2005 and 2004, respectively. Promotional expense consists of $77.9, $73.9 and $111.1 for continuity program promotions and $7.6, $7.2 and $8.1 for magazine advertising for fiscal 2006, 2005 and 2004, respectively.

Other advertising expenses were $160.5, $156.5 and $160.1 for the fiscal years ended May 31, 2006, 2005 and 2004, respectively.

Prepublication costs were $115.9 and $120.2 at May 31, 2006 and 2005, respectively. The Company amortized $50.9, $53.9 and $57.8 of prepublication costs for the fiscal years ended May 31, 2006, 2005 and 2004, respectively.

Other accrued expenses include a reserve for unredeemed credits issued in conjunction with the Company’s school-based book club and book fair operations of $11.9 and $11.6 at May 31, 2006 and 2005, respectively.

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF SCHOLASTIC CORPORATION

We have audited the accompanying consolidated balance sheets of Scholastic Corporation as of May 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended May 31, 2006. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scholastic Corporation at May 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Scholastic Corporation’s internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 4, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
August 4, 2006

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF SCHOLASTIC CORPORATION

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Scholastic Corporation maintained effective internal control over financial reporting as of May 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Scholastic Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Scholastic Corporation maintained effective internal control over financial reporting as of May 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Scholastic Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Scholastic Corporation as of May 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2006 and our report dated August 4, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
August 4, 2006

Supplementary Financial Information

	Summary of Quarterly Results of Operations
	(Unaudited, amounts in millions except per share data)

					Fiscal
					Year
	First	Second	Third	Fourth	Ended
	Quarter(1)	Quarter	Quarter(2)	Quarter(2)(3)(4)	May 31,

2006

Revenues	$498.4	$696.7	$487.7	$601.0	$2,283.8
Cost of goods sold	293.0	302.0	244.6	263.5	1,103.1
Net income (loss)	(21.2)	66.9	(15.5)	38.4	68.6
Earnings (loss) per share of Class A
and Common Stock:
Basic(5)	$(0.52)	$1.61	$(0.37)	$0.92	$1.65
Diluted(5)	$(0.52)	$1.58	$(0.37)	$0.91	$1.63

2005

Revenues	$323.7	$683.3	$480.8	$592.1	$2,079.9
Cost of goods sold	176.8	304.5	236.5	261.2	979.0
Net income (loss)	(50.5)	72.5	(0.8)	43.1	64.3
Earnings (loss) per share of Class A
and Common Stock:
Basic	$(1.28)	$1.83	$(0.02)	$1.06	$1.61
Diluted	$(1.28)	$1.80	$(0.02)	$1.03	$1.58

Certain prior year period amounts have been reclassified to conform with the current year presentation.

(1)	The first quarter of fiscal 2005 includes additional pre-tax charges of $3.6, or $0.06 per diluted share, in connection with the Company’s prior year review of its continuity business.

(2)	The third and fourth quarters of fiscal 2006 include pre-tax bad debt expense of $1.5, or $0.02 per diluted share, and $1.4, or $0.02 per diluted share, respectively, associated with the bankruptcy of a customer.

(3)	The fourth quarter of fiscal 2006 includes pre-tax costs of $3.2, or $0.05 per diluted share, related to the write-down of certain print reference set assets.

(4)	The fourth quarter of fiscal 2005 includes additional pre-tax charges of $0.2 in connection with the Company’s prior year review of its continuity business.

(5)	The Company has restated certain earnings per share information included in its previously issued fiscal 2006 interim consolidated financial statements to correct calculation errors. The restatement resulted in a decrease of diluted earnings per share of $0.01 for the second quarter of fiscal 2006. The restatement also resulted in a $0.01 decrease in basic earnings per share and a $0.02 decrease in diluted earnings per share for both the six and nine month periods ended November 30, 2005 and February 28, 2006, respectively. All other earnings (loss) per share information included in the Company’s previously issued fiscal 2006 interim consolidated financial statements was unaffected by the restatement.

Item 9 |           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A |           Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of May 31, 2006, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Corporation’s Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with other members of Scholastic management, of the effectiveness of the Corporation’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2006.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on this assessment of the effectiveness of the Corporation’s internal control over financial reporting as of May 31, 2006, which is included herein. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2006 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting, except that the Corporation implemented a new computer-based order entry, customer service, accounts receivable and collection system for certain of the Company’s operations and, in connection with this implementation, designed and put into place new automated and manual internal control procedures to obtain reasonable assurance that sales transactions processed through the new system would be recorded in accordance with generally accepted accounting principles.

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
Consolidated Statements of Income for the years ended May 31, 2006, 2005 and 2004
Consolidated Balance Sheets at May 31, 2006 and 2005
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended May 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended May 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

(a)(2) and (c)	Financial Statement Schedule:
The following consolidated financial statement schedule is included with this report: Schedule II-
Valuation and Qualifying Accounts and Reserves
All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

(a)(3) and (b)	Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Corporation, as amended to date (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 2, 2004).

3.2	Bylaws of the Corporation, amended and restated as of March 16, 2000 (incorporated by reference to the
Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on April 14, 2000, SEC File No. 000-
19860).

4.1*	Credit Agreement, dated as of March 31, 2004, among the Corporation and Scholastic Inc., as borrowers, the Initial Lenders named therein, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc.
and J.P. Morgan Securities Inc., as joint lead arrangers, and JPMorgan Chase Bank, N.A. and Fleet Bank,
N.A., as syndication agents.

4.2*	Amended and Restated Revolving Loan Agreement, dated November 10, 1999, among the Corporation,
Scholastic Inc. and Sun Bank, National Association, together with Amendment No. 1, dated June 22, 2000, and Amendment No. 2, dated as of April 30, 2004.

4.3	Indenture dated January 23, 2002 for 5.75% Notes due January 15, 2007 issued by the Corporation
(incorporated by reference to the Corporation’s Registration Statement on Form S-3 (Registration No. 333-
55238) as filed with the SEC on February 8, 2001).

4.4*	Indenture dated April 4, 2003 for 5% Notes due 2013 issued by the Corporation.

10.1**	Scholastic Corporation 1995 Stock Option Plan, effective as of September 21, 1995 (incorporated by reference to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-98186) as filed with the SEC on October 16, 1995), together with Amendment No. 1, effective September 16, 1998
(incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on
October 15, 1998, SEC File No. 000-19860), Amendment No. 2, effective as of July 18, 2001 (incorporated by reference to the 2001 10-K), and Amendment No. 3, effective as of May 25, 2006.

10.2**	Scholastic Corporation Management Stock Purchase Plan, amended and restated effective as of January 1,
2005.

10.3**	Scholastic Corporation 1997 Outside Directors’ Stock Option Plan, amended and restated as of May 25,
1999 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on
August 23, 1999, SEC File No. 000-19860 (the “1999 10-K”)), together with Amendment No. 1 dated
September 20, 2001 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 14, 2002), Amendment No. 2, effective as of September 23, 2003 (incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement as filed with the SEC on August
19, 2003), and Amendment No. 3, effective as of May 25, 2006.

10.4**	Scholastic Corporation Director’s Deferred Compensation Plan, amended and restated effective January 1,
2005 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on April 7, 2006).

10.5**	Scholastic Corporation Executive Performance Incentive Plan, effective as of June 1, 1999 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 15, 1999,
SEC File No. 19860).

10.6**	Scholastic Corporation 2001 Stock Incentive Plan (incorporated by reference to Appendix A of the
Corporation’s definitive Proxy Statement as filed with the SEC on August 24, 2001), together with
Amendment No. 1, effective as of May 25, 2006.

10.7**	Scholastic Corporation 2004 Class A Stock Incentive Plan (incorporated by reference to Appendix A to
Scholastic Corporation’s definitive Proxy Statement as filed with the SEC on August 2, 2004), together with
Amendment No. 1, effective as of May 25, 2006.

10.8	Amended and Restated Lease, effective as of August 1, 1999, between ISE 555 Broadway, LLC, landlord, and Scholastic Inc., tenant, for the building known as 555 Broadway, NY, NY (incorporated by reference to the 1999 10-K).

10.9	Amended and Restated Sublease, effective as of October 9, 1996, between Kalodop Corp., as sublandlord, and Scholastic Inc., as subtenant, for the premises known as 557 Broadway, NY, NY (incorporated by reference to the 1999 10-K).

10.10**	Agreement between Mary A. Winston and Scholastic Inc. dated August 5, 2005, with regard to certain severance arrangements (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 8, 2005 (the “2005 10-K)).

10.11**	Form of Class A Option Agreement under the Class A Plan (incorporated by reference to the 2005 10-K).

10.12**	Form of Stock Unit Agreement under the 2001 Plan (incorporated by reference to the 2005 10-K).

10.13**	Guidelines for Stock Units adopted under the 2001 Plan (incorporated by reference to the 2005 10-K).

10.14**	Deferred Compensation Agreement between Scholastic Inc. and Ernest Fleishman, as amended and restated effective January 1, 2005 (incorporated by reference to the Corporation’s Quarterly Report on
Form 10-Q as filed with the SEC on April 7, 2006).

10.15**	Agreement between Lisa Holton and Scholastic Inc. dated August 2, 2006, with regard to certain severance arrangements.

21	Subsidiaries of the Corporation.

23	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer of the Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Such long-term debt does not individually amount to more than 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. Accordingly, pursuant to Item 601(b)(4)(iii) of Regulation S-K, such instrument is not filed herewith. The Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.

**	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2006	SCHOLASTIC CORPORATION
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

Signature	Title	Date

/s/ Richard Robinson	Chairman of the Board, President,	August 8, 2006
Chief Executive Officer and
Richard Robinson	Director (Principal Executive Officer)

/s/ Mary A. Winston	Executive Vice President and Chief	August 8, 2006
Financial Officer (Principal Financial Officer)
Mary A. Winston

/s/ Karen A. Maloney	Senior Vice President, Corporate Finance	August 8, 2006
and Chief Accounting Officer (Principal
Karen A. Maloney	Accounting Officer)

/s/ Rebeca M. Barrera	Director	August 8, 2006

Rebeca M. Barrera

/s/ Ramon C. Cortines	Director	August 8, 2006

Ramon C. Cortines

/s/ John L. Davies	Director	August 8, 2006

John L. Davies

Signature	Title	Date

/s/ Charles T. Harris III	Director	August 8, 2006

Charles T. Harris III

/s/ Andrew S. Hedden	Director	August 8, 2006

Andrew S. Hedden

/s/ Mae C. Jemison	Director	August 8, 2006

Mae C. Jemison

/s/ Peter M. Mayer	Director	August 8, 2006

Peter M. Mayer

/s/ John G. McDonald	Director	August 8, 2006

John G. McDonald

/s/ Augustus K. Oliver	Director	August 8, 2006

Augustus K. Oliver

/s/ Richard M. Spaulding	Director	August 8, 2006

Richard M. Spaulding

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K
YEAR ENDED MAY 31, 2006
ITEM 15(c)

S-1

Schedule II

Valuation and Qualifying Accounts and Reserves

			(Amounts in millions)
			Years Ended May 31,

	Balance at
	Beginning		Write-Offs		Balance at
	Of Year	Expensed	and Other		End of Year

2006

Allowance for doubtful accounts	$47.3	$59.1	$53.6		$52.8
Reserve for returns	42.0	160.9	144.5	(1)	58.4
Reserve for obsolescence	58.5	31.3	30.9		58.9
Reserve for royalty advances	52.1	3.1	0.5		54.7

2005

Allowance for doubtful accounts	$68.3	$62.2	$83.2		$47.3
Reserve for returns	52.6	130.8	141.4	(1)	42.0
Reserve for obsolescence	59.2	38.7	39.4		58.5
Reserve for royalty advances	49.8	3.0	0.7		52.1

2004

Allowance for doubtful accounts	$60.5	$90.3	$82.5		$68.3
Reserve for returns	58.2	193.5	199.1	(1)	52.6
Reserve for obsolescence	54.4	29.9	25.1		59.2
Reserve for royalty advances	45.8	4.3	0.3		49.8

(1) Represents actual returns charged to the reserve.

S-2