Form 10-Q
period 2006-08-31
SCHOLASTIC CORP
filed 2006-10-06
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer X           Accelerated filer _           Non-accelerated filer _

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of September 30, 2006

Common Stock, $.01 par value	40,589,045
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006
INDEX

Part I - Financial Information		Page

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations - Unaudited for the
	Three Months Ended August 31, 2006 and 2005	1

	Condensed Consolidated Balance Sheets - August 31, 2006 and
	2005 - Unaudited; and May 31, 2006	2

	Consolidated Statements of Cash Flows - Unaudited for the Three
	Months Ended August 31, 2006 and 2005	3

	Notes to Condensed Consolidated Financial Statements - Unaudited	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	24

Part II – Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits	26

Signatures		27

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended
	August 31,

	2006	2005

Revenues	$334.9	$498.4

Operating costs and expenses:
Cost of goods sold	171.8	293.0
Selling, general and administrative expenses	196.6	202.4
Bad debt expense	15.7	12.6
Depreciation and amortization	16.9	15.6

Total operating costs and expenses	401.0	523.6

Operating loss	(66.1)	(25.2)

Interest expense, net	7.4	8.5

Loss before income taxes	(73.5)	(33.7)

Benefit from income taxes	26.6	12.5

Net loss	$(46.9)	$(21.2)

Basic and diluted loss per Share of Class A and
Common Stock	$(1.12)	$(0.52)

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in millions, except per share data)

	August 31, 2006	May 31, 2006	August 31, 2005

ASSETS	(Unaudited)		(Unaudited)
Current Assets:
Cash and cash equivalents	$19.7	$205.3	$18.4
Accounts receivable, net	249.8	266.8	411.7
Inventories	548.0	431.5	509.2
Deferred promotion costs	57.0	49.8	41.8
Deferred income taxes	100.7	73.1	84.5
Prepaid expenses and other current assets	66.6	52.4	53.3

Total current assets	1,041.8	1,078.9	1,118.9

Property, plant and equipment, net	387.7	397.0	398.3
Prepublication costs	111.7	115.9	119.4
Installment receivables, net	10.8	11.2	11.2
Royalty advances	46.7	46.0	56.8
Production costs	5.1	5.9	9.3
Goodwill	253.5	253.1	254.1
Other intangibles	78.3	78.4	78.6
Other assets and deferred charges	69.4	65.8	64.5

Total assets	$2,005.0	$2,052.2	$2,111.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and
current portion of long-term debt	$301.5	$329.2	$33.8
Capital lease obligations	6.7	7.5	10.3
Accounts payable	164.3	141.7	179.3
Accrued royalties	47.7	36.6	127.2
Deferred revenue	33.6	19.3	29.7
Other accrued expenses	136.0	154.7	115.9

Total current liabilities	689.8	689.0	496.2

Noncurrent Liabilities:
Long-term debt	174.3	173.2	546.0
Capital lease obligations	61.0	61.4	67.7
Other noncurrent liabilities	80.0	79.3	75.2

Total noncurrent liabilities	315.3	313.9	688.9

Commitments and Contingencies	-	-	-

Stockholders’ Equity:
Preferred Stock, $1.00 par value	-	-	-
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	461.6	458.7	440.2
Deferred compensation	-	(1.6)	(1.9)
Accumulated other comprehensive loss	(27.1)	(20.1)	(34.8)
Retained earnings	565.0	611.9	522.1

Total stockholders’ equity	999.9	1,049.3	926.0

Total liabilities and stockholders’ equity	$2,005.0	$2,052.2	$2,111.1

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions)

	Three months ended
	August 31,

	2006	2005

Cash flows used in operating activities:
Net loss	$(46.9)	$(21.2)
Adjustments to reconcile net loss to net cash used in
operating activities:
Provision for losses on accounts receivable	15.7	12.6
Amortization of prepublication and production costs	15.5	18.4
Depreciation and amortization	16.9	15.6
Royalty advances expensed	5.5	4.7
Deferred income taxes	(26.9)	(12.5)
Non-cash interest expense	0.4	0.4
Changes in assets and liabilities:
Accounts receivable, net	2.7	(154.5)
Inventories	(115.9)	(102.3)
Prepaid expenses and other current assets	(14.2)	(8.4)
Deferred promotion costs	(7.1)	(2.2)
Accounts payable and other accrued expenses	4.2	28.2
Accrued royalties	11.1	87.1
Deferred revenue	14.2	6.0
Tax benefit realized from employee stock-based plans	0.3	2.8
Other, net	(13.6)	(13.5)

Total adjustments	(91.2)	(117.6)

Net cash used in operating activities	(138.1)	(138.8)
Cash flows used in investing activities:
Prepublication expenditures	(9.2)	(12.3)
Additions to property, plant and equipment	(6.2)	(15.4)
Royalty advances	(6.1)	(7.2)
Production expenditures	(1.3)	(4.6)
Acquisition-related payments	-	(3.3)
Other	(1.2)	-

Net cash used in investing activities	(24.0)	(42.8)
Cash flows (used in) provided by financing activities:
Borrowings under Credit Agreement and Revolver	13.0	104.0
Repayments of Credit Agreement and Revolver	(12.0)	(32.0)
Repurchase of 5.75% Notes	(35.4)	(2.0)
Borrowings under lines of credit	39.7	42.2
Repayments of lines of credit	(30.5)	(33.8)
Repayment of capital lease obligations	(2.6)	(2.4)
Proceeds pursuant to employee stock-based plans	4.1	13.3

Net cash (used in) provided by financing activities	(23.7)	89.3

Effect of exchange rate changes on cash and cash equivalents	0.2	0.1

Net decrease in cash and cash equivalents	(185.6)	(92.2)
Cash and cash equivalents at beginning of period	205.3	110.6

Cash and cash equivalents at end of period	$19.7	$18.4

See accompanying notes

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

1. Basis of Presentation

The accompanying condensed consolidated financial statements consist of the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned and majority-owned subsidiaries (collectively, “Scholastic” or the “Company”). These financial statements have not been audited but reflect those adjustments consisting of normal recurring items that management considers necessary for a fair presentation of financial position, results of operations and cash flow. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

The Company’s business is closely correlated to the school year. Consequently, the results of operations for the three months ended August 31, 2006 and 2005 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the August 31, 2005 condensed consolidated balance sheet is included for comparative purposes.

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

Stock-Based Compensation

Prior to June 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock-based benefit plans. Under this method, no compensation expense was recognized with respect to options granted under the Company’s stock-based benefit plans, as the exercise price of each stock option issued was equal to the market price of the underlying stock on the date of grant and the exercise price and number of shares subject to grant were fixed.

In May 2006, the Human Resources and Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Corporation, which consists entirely of independent directors, approved the acceleration of the vesting of all unvested options to purchase the Corporation’s Class A Stock, par value $.01 per share (the “Class A Stock”), and the Corporation’s common stock, par value $.01 per share (the “Common Stock”), outstanding as of May 30, 2006 granted to employees (including executive officers) and outside directors of the Corporation (the “Acceleration”). Except for the Acceleration, all other terms and conditions applicable to such stock options were unchanged. Substantially all of these options had exercise prices in excess of the market value of the underlying Common Stock on May 30, 2006. The primary purpose of the Acceleration was to mitigate the future compensation expense that the Company would have otherwise recognized in its financial statements with respect to these options as a result of the adoption by the Company of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment” (“SFAS 123R”) effective as of June 1, 2006.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The Company adopted the fair value recognition provisions of SFAS 123R, which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective method. SFAS 123R requires the Company to recognize the cost of employee and director services received in exchange for any stock-based awards. Under SFAS 123R, the Company recognizes compensation expense on a straight-line basis over an award’s requisite service period, which is generally the vesting period, based on the award’s fair value at the date of grant.

The fair values of stock options granted by the Company are estimated at the date of grant using the Black-Scholes option-pricing model. The Company’s determination of the fair value of share-based payment awards using this option-pricing model is affected by the price of the Common Stock as well as by assumptions regarding highly complex and subjective variables, including, but not limited to, the expected price volatility of the Common Stock over the terms of the awards, the risk-free interest rate, and actual and projected employee stock option exercise behaviors. Estimates of fair value are not intended to predict actual future events or the value that may ultimately be realized by employees or directors who receive these awards.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. In determining the estimated forfeiture rates for stock-based awards, the Company periodically conducts an assessment of the actual number of equity awards that have been forfeited previously. When estimating expected forfeitures, the Company considers factors such as the type of award, the employee class and historical experience. The estimate of stock awards that will ultimately be forfeited requires significant judgment and, to the extent that actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised. In the Company’s pro forma information required under SFAS 123 for the periods prior to June 1, 2006, the Company accounted for forfeitures as they occurred.

The following table provides the estimated weighted average fair value, under the Black-Scholes option-pricing model, for options granted during the three months ended August 31, 2006 and 2005 and the significant weighted average assumptions used in their determination. The expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the option grantees. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant corresponding to the expected life. The volatility was estimated based on historical volatility corresponding to the expected life. The dividend yield was zero based on the fact that the Corporation has not paid any cash dividends since its initial public offering in February 1992 and has no current plans to pay any dividends.

	Three months ended
	August 31,

	2006	2005

Dividend yield	0%	0%
Expected volatility	40.3%	49.7%
Risk free interest rate	5.1%	4.0%
Expected life (years) of stock option grant	5.6	5.0

Per share fair value of options granted	$12.68	$17.88

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

At August 31, 2006, the Company maintained three stockholder-approved employee stock-based benefit plans with regard to the Common Stock: the Scholastic Corporation 1992 Stock Option Plan (the “1992 Plan”), under which no further awards can be made; the Scholastic Corporation 1995 Stock Option Plan (the “1995 Plan”), under which no further awards can be made; and the Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”). The 2001 Plan provides for the issuance of incentive stock options, which qualify for favorable treatment under the Internal Revenue Code, and options that are not so qualified, called non-qualified options, restricted stock and other stock-based awards.

At August 31, 2006, non-qualified stock options to purchase 25,000 shares, 2,760,844 shares and 2,700,830 shares of Common Stock were outstanding under the 1992 Plan, 1995 Plan and 2001 Plan, respectively, and 750,291 shares of Common Stock were available for additional awards under the 2001 Plan. In July 2006, 33,000 options were awarded under the 2001 Plan at an exercise price of $27.58.

The Company also maintains the 1997 Outside Directors’ Stock Option Plan (the “1997 Directors’ Plan”), a stockholder-approved stock option plan for outside directors. The 1997 Directors’ Plan, as amended, provides for the automatic grant to each non-employee director on the date of each annual stockholders’ meeting of non-qualified stock options to purchase 6,000 shares of Common Stock. At August 31, 2006, options to purchase 376,000 shares of Common Stock were outstanding under the 1997 Directors’ Plan and 144,000 shares of Common Stock were available for additional awards under the 1997 Directors’ Plan.

The Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”) provides for the grant to Richard Robinson, the Chief Executive Officer of the Corporation as of the effective date of the Class A Plan, of options (“Class A Options”) to purchase shares of Class A Stock. At August 31, 2006, there were 666,000 Class A Options outstanding, and 84,000 shares of Class A Stock were available for additional awards, under the Class A Plan.

Generally, options granted under the various plans may not be exercised for a minimum of one year after the date of grant and expire approximately ten years after the date of grant. As a result of the Acceleration, all unvested stock options outstanding as of May 30, 2006 became vested and immediately exercisable.

The following table sets forth the stock option activity for the Class A Stock and Common Stock plans for the three months ended August 31, 2006:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Shares	Average	Contractual Term	Value
Stock Options	(In thousands)	Exercise Price	(In years)	(In millions)

Outstanding at May 31, 2006	6,885	$30.24
Granted	33	$27.58
Exercised	(170)	$22.61
Expired or forfeited	(219)	$30.92

Outstanding at August 31, 2006	6,529	$30.40	5.69	$16.3
Vested and expected to vest
at August 31, 2006	6,529	$30.40	5.69	$16.3
Exercisable at August 31, 2006	6,496	$30.42	5.67	$16.2

Intrinsic value is generally defined as the amount by which the market price of a company’s stock exceeds the exercise price of an option to purchase the company’s stock.

In addition to stock options, the Company hasissued restricted stock units (“RSUs”) to certain officers and key executives under the 2001 Plan. RSUs automatically convert to shares of Common Stock on a one-for-one basis as the award vests, which is typically over a four-year period. The Company measures the value of RSUs at fair value based on the number of shares granted and the price of the Common Stock at the date of grant. The Company amortizes the fair value as stock-based compensation expense over the vesting term on a straight-line basis. Upon settlement of RSUs, the total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on the price of the Common Stock on the settlement date.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The Company’s Management Stock Purchase Plan (“MSPP”) allows certain members of senior management to defer up to 100% of their annual cash bonus payment in the form of restricted stock units (the “MSPP RSUs”). The MSPP RSUs are purchased by the employee at a 25% discount from the lowest closing price of the Common Stock during the fiscal quarter in which such bonuses are payable and are automatically converted into shares of Common Stock on a one-for-one basis at the end of the applicable deferral period. The Company measures the value of MSPP RSUs at fair value based on the number of shares granted and the price of the Common Stock at the date of grant, giving effect to the 25% discount. The Company amortizes the fair value as stock-based compensation expense over the vesting term on a straight-line basis.

The Company also maintains an Employee Stock Purchase Plan (the “ESPP”), which is offered to eligible United States employees. As amended, the ESPP permits participating employees to purchase Common Stock, with after-tax payroll deductions, on a quarterly basis at a 15% discount from the closing price of the Common Stock on the last business day of each fiscal quarter. The Company measures the value of ESPP stock issuances at fair value based on the number of shares granted and the price of the Common Stock at the date of grant, giving effect to the 15% discount. Prior to June 1, 2006, no compensation expense was recognized with respect to the ESPP under APB No. 25. Upon adoption of SFAS 123R by the Company effective as of June 1, 2006, the Company began recognizing the fair value as stock-based compensation expense for the ESPP in the quarter in which the employees participated in the plan.

If SFAS 123R had been applicable to the Company during the three-month period ended August 31, 2005 and compensation cost for the Company’s stock-based plans had been accounted for in accordance with SFAS 123R, the Company’s net loss and basic and diluted loss per share for the three-month period ended August 31, 2005 would have been changed to the pro forma amounts in the following table:

Net loss – as reported	$(21.2)
Add: Stock-based employee compensation
included in reported net loss, net of tax	0.1
Deduct: Total stock-based employee compensation
expense determined under fair value-based method, net of tax	2.7

Net loss – pro forma	$(23.8)

Basic and diluted loss per share – as reported	$(0.52)

Basic and diluted loss per share – pro forma	$(0.58)

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

As a result of the adoption of SFAS 123R, the Company incurred compensation expense of $0.3 in the aggregate for the three months ended August 31, 2006, which is significantly lower than the amount that would have been recorded in that period if the Acceleration had not been implemented.

The total intrinsic value of stock options exercised during the three months ended August 31, 2006 was $1.0. As of August 31, 2006, the total pre-tax compensation cost not yet recognized by the Company with regard to outstanding unvested stock-based awards was $1.9. The weighted average period over which this compensation cost is expected to be recognized is 2.6 years.

On November 10, 2005, the FASB issued Staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” which provides an alternative (and simplified) method to calculate the pool of excess income tax benefits upon the adoption of SFAS 123R. Among other things, Staff Position No. 123(R)-3 provides a specific method for the presentation of excess tax benefits within the statement of cash flows when the alternative pool calculation is used. Although Staff Position No. 123(R)-3 became effective upon its issuance, companies may take up to one year from initial adoption of SFAS 123R to evaluate the available transition alternatives and make a one-time election. The Company is currently in the process of evaluating these alternative methods.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). Under the previous guidance, most voluntary changes in accounting principle were required to be recognized as the cumulative effect of a change in accounting principle within the net income of the period in which the change was made. SFAS 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 by the Company effective as of June 1, 2006 had no material immediate effect on the Company’s consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 provides guidance on recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that a company has taken or expects to file in a tax return. FIN 48 will become effective for the Company's fiscal year beginning June 1, 2007. The Company is currently evaluating the impact, if any, that FIN 48 will have on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 will become effective for the Company’s fiscal year beginning June 1, 2008. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of May 31, 2007. The Company is currently evaluating the impact, if any, that SFAS 158 will have on its consolidated financial position, results of operations and cash flows.

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
(Dollar amounts in millions, except per share data)

The following table sets forth information for the Company’s segments for the periods indicated. Certain prior year amounts have been reclassified to conform with the present year presentation.

	Children’s Book		Media,
	Publishing and	Educational	Licensing and		Total
	Distribution	Publishing	Advertising	Overhead (1)	Domestic	International	Consolidated

Three months ended
August 31, 2006

Revenues	$112.6	$127.4	$15.7	$0.0	$255.7	$79.2	$334.9
Bad debt	13.5	0.0	0.1	0.0	13.6	2.1	15.7
Depreciation and
amortization	4.3	1.0	0.4	9.7	15.4	1.5	16.9
Amortization (2)	4.4	7.3	3.1	0.0	14.8	0.7	15.5
Royalty advances
expensed	4.3	0.3	0.2	0.0	4.8	0.7	5.5
Operating income
(loss) (3)	(67.3)	32.7	(6.1)	(19.9)	(60.6)	(5.5)	(66.1)
Segment assets	814.3	363.4	84.0	417.3	1,679.0	326.0	2,005.0
Goodwill	130.6	82.5	9.8	0.0	222.9	30.6	253.5
Expenditures for
long-lived assets (4)	12.5	3.7	3.4	1.9	21.5	2.5	24.0
Long-lived assets (5)	286.8	199.8	40.5	285.2	812.3	111.8	924.1

	Children’s Book		Media,
	Publishing and	Educational	Licensing and		Total
	Distribution	Publishing	Advertising	Overhead (1)	Domestic	International	Consolidated

Three months ended
August 31, 2005

Revenues	$275.3	$128.3	$18.1	$0.0	$421.7	$76.7	$498.4
Bad debt	9.9	0.6	0.1	0.0	10.6	2.0	12.6
Depreciation and
amortization	3.2	0.8	0.4	9.6	14.0	1.6	15.6
Amortization (2)	4.1	7.9	5.9	0.0	17.9	0.5	18.4
Royalty advances
expensed	3.8	0.4	0.1	0.0	4.3	0.4	4.7
Operating income
(loss) (3)	(19.7)	27.5	(5.7)	(21.8)	(19.7)	(5.5)	(25.2)
Segment assets	953.1	366.4	66.7	409.5	1,795.7	315.4	2,111.1
Goodwill	130.6	82.5	9.8	0.0	222.9	31.2	254.1
Expenditures for
long-lived assets (4)	21.4	7.3	6.1	5.2	40.0	2.8	42.8
Long-lived assets (5)	296.8	214.1	37.1	299.2	847.2	107.0	954.2

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

(2)	Includes amortization of prepublication costs and production costs.

(3)	Operating income (loss) represents earnings (loss) before interest and income taxes.

(4)	Includes expenditures for property, plant and equipment, investments in prepublication and production costs, royalty advances and acquisitions of, and investments in, businesses.

(5)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles, royalty advances, production costs and long-term investments.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The following table separately sets forth information for the periods indicated for the United States direct-to-home portion of the Company’s continuity programs, which consist primarily of the business formerly operated by Grolier Incorporated (“Grolier”) and are included in the Children’s Book Publishing and Distribution segment, and for all other businesses included in the segment:

Three months ended
August 31,

	Direct-to-home		All Other		Total
	2006	2005	2006	2005	2006	2005

Revenues	$36.3	$28.4	$76.3	$246.9	$112.6	$275.3
Bad debt	10.7	6.6	2.8	3.3	13.5	9.9
Depreciation and amortization	0.3	0.2	4.0	3.0	4.3	3.2
Amortization (1)	0.3	0.3	4.1	3.8	4.4	4.1
Royalty advances expensed	0.2	(0.4)	4.1	4.2	4.3	3.8
Business loss (2)	(6.5)	(6.2)	(60.8)	(13.5)	(67.3)	(19.7)
Business assets	220.9	207.1	593.4	746.0	814.3	953.1
Goodwill	92.4	92.4	38.2	38.2	130.6	130.6
Expenditures for long-lived assets (3)	1.7	1.4	10.8	20.0	12.5	21.4
Long-lived assets (4)	117.5	116.7	169.3	180.1	286.8	296.8

(1)	Includes amortization of prepublication costs.

(2)	Business loss represents loss before interest expense and income taxes.

(3)	Includes expenditures for property, plant and equipment, investments in prepublication costs, royalty advances and acquisitions of businesses.

(4)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles and royalty advances.

3. Debt

The following table summarizes debt as of the dates indicated:

	August 31, 2006	May 31, 2006	August 31, 2005

Lines of Credit	$42.2	$33.8	$33.7
Credit Agreement and Revolver	1.0	-	72.0
5.75% Notes due 2007, net of premium/discount	259.3	295.3	301.0
5% Notes due 2013, net of discount	173.3	173.2	173.0
Other debt	-	0.1	0.1

Total debt	475.8	502.4	579.8
Less lines of credit, short-term debt and
current portion of long-term debt	(301.5)	(329.2)	(33.8)

Total long-term debt	$174.3	$173.2	$546.0

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The following table sets forth the maturities of the Company’s debt obligations as of August 31, 2006 for the remainder of fiscal 2007 and thereafter:

Nine-month period ending May 31:
2007	$301.5
Fiscal years ending May 31:
2008	-
2009	1.0
2010	-
2011	-
Thereafter	173.3

Total debt	$475.8

Lines of Credit
Certain of Scholastic Corporation’s international subsidiaries had unsecured lines of credit available in local currencies equivalent to $79.3 in the aggregate at August 31, 2006, as compared to $59.1 at August 31, 2005 and $67.9 at May 31, 2006. There were borrowings outstanding under these lines of credit equivalent to $42.2 at August 31, 2006, as compared to $33.7 at August 31, 2005 and $33.8 at May 31, 2006. These lines of credit are considered short-term in nature. The weighted average interest rates on the outstanding amounts were 6.0% and 5.5% at August 31, 2006 and 2005, respectively, and 6.0% at May 31, 2006.

Credit Agreement
Scholastic Corporation and its principal operating subsidiary, Scholastic Inc., are parties to an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which expires on March 31, 2009. The Credit Agreement provides for aggregate borrowings of up to $190.0 (with a right in certain circumstances to increase borrowings to $250.0), including the issuance of up to $10.0 in letters of credit. Interest under this facility is either at the prime rate or at a rate equal to 0.325% to 0.975% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee (when applicable) as of August 31, 2006 were 0.975% over LIBOR, 0.30% and 0.25%, respectively. The Credit Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. There were no borrowings outstanding under the Credit Agreement at August 31, 2006 or May 31, 2006. At August 31, 2005, $35.0 was outstanding under the Credit Agreement at a weighted average interest rate of 4.3%.

Revolver
Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). The Revolver provides for unsecured revolving credit of up to $40.0 and expires on March 31, 2009. Interest under this facility is either at the prime rate minus 1%, or at a rate equal to 0.375% to 1.025% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of August 31, 2006 were 1.025% over LIBOR and 0.30%, respectively. The Revolver contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2006 and 2005, $1.0 and $37.0, respectively, were outstanding under the Revolver at a weighted average interest rate of 7.3% and 5.0%, respectively. There were no borrowings outstanding under the Revolver at May 31, 2006.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

5.75% Notes due 2007
In January 2002, Scholastic Corporation issued $300.0 of 5.75% Notes (the “5.75% Notes”). The 5.75% Notes are senior unsecured obligations that mature on January 15, 2007. Interest on the 5.75% Notes is payable semi-annually on July 15 and January 15 of each year through maturity. The Company may, at any time, redeem all or a portion of the 5.75% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of the redemption. In fiscal 2006, the Company repurchased $6.0 of the 5.75% Notes on the open market. In the quarter ended August 31, 2006, the Company repurchased $35.4 of the 5.75% Notes on the open market. After giving effect to these repurchases, the outstanding 5.75% Notes, net of premium/discount, totaled $259.3.

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

4. Comprehensive Loss

The following table sets forth comprehensive loss for the periods indicated:

	Three months ended
	August 31,

	2006	2005

Net loss	$(46.9)	$(21.2)

Other comprehensive loss -
foreign currency translation adjustment	(7.0)	(6.3)

Comprehensive loss	$(53.9)	$(27.5)

5. Investment

In the quarter ended August 31, 2006, the Company participated in the organization of a new entity, the Children’s Network Venture LLC (“Children’s Network”), that will produce and distribute educational children’s television programming under the name “Qubo.” The Company has contributed a total of $2.4 in cash and certain rights to existing television programming to the Children’s Network. The Company’s investment, which consists of a 12.25% equity interest, is accounted for using the equity method of accounting and is included in the Other assets and deferred charges section of the Company’s consolidated balance sheets.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

6. Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average Shares of Class A Stock and Common Stock outstanding during the period. Diluted loss per share is calculated to give effect to potentially dilutive options to purchase Class A and Common Stock granted pursuant to the Company’s stock-based benefit plans that were outstanding during the period. The diluted loss per share was equal to the basic loss per share for each of the three month periods ended August 31, 2006 and 2005 because such options were antidilutive in those periods. The weighted average shares of Class A Stock and Common Stock outstanding for basic and diluted loss per share for the three months ended August 31, 2006 and 2005 were 42.0 and 41.0, respectively.

7. Goodwill and Other Intangibles

Goodwill and other intangible assets with indefinite lives are reviewed for impairment annually, or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the periods indicated:

	Three months ended	Twelve months ended	Three months ended
	August 31, 2006	May 31, 2006	August 31, 2005

Beginning balance	$253.1	$254.2	$254.2
Translation adjustments	0.4	(1.1)	(0.1)

Total	$253.5	$253.1	$254.1

The following table summarizes Other intangibles subject to amortization at the dates indicated:

	August 31, 2006	May 31, 2006	August 31, 2005

Customer lists	$3.0	$3.0	$3.0
Accumulated amortization	(2.9)	(2.9)	(2.8)

Net customer lists	0.1	0.1	0.2

Other intangibles	4.0	4.0	4.0
Accumulated amortization	(2.9)	(2.8)	(2.7)

Net other intangibles	1.1	1.2	1.3

Total	$1.2	$1.3	$1.5

Amortization expense for Other intangibles totaled $0.1 for the three months ended August 31, 2006 and August 31, 2005, and $0.3 for the twelve months ended May 31, 2006. Amortization expense for these assets is currently estimated to total $0.2 for each of the fiscal years ending May 31, 2007 through 2010, and $0.1 for the fiscal year ending May 31, 2011. The weighted average amortization periods for these assets by major asset class are two years and twelve years for customer lists and other intangibles, respectively.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	August 31, 2006	May 31, 2006	August 31, 2005

Net carrying value by major class:
Titles	$31.0	$31.0	$31.0
Licenses	17.2	17.2	17.2
Major sets	11.4	11.4	11.4
Trademarks and Other	17.5	17.5	17.5

Total	$77.1	$77.1	$77.1

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

	Pension Plans		Post-Retirement Benefits
	Three months ended		Three months ended
	August 31,		August 31,

	2006	2005	2006	2005

Components of Net Periodic Benefit Cost:
Service cost	$2.0	$2.0	$0.0	$0.1
Interest cost	2.3	2.1	0.5	0.5
Expected return on assets	(2.3)	(2.2)	-	-
Net amortization and deferrals	0.6	1.0	0.1	0.3

Net periodic benefit cost	$2.6	$2.9	$0.6	$0.9

The Company currently estimates that it will contribute $12.3 to the U.S. Pension Plan in the fiscal year ending May 31, 2007. For the three months ended August 31, 2006, the Company contributed $4.9 to the U.S. Pension Plan. The Company currently estimates that Scholastic Ltd. will contribute the equivalent of $1.1 to the U.K. Pension Plan in the fiscal year ending May 31, 2007. For the three months ended August 31, 2006, Scholastic Ltd. contributed the equivalent of $0.3 to the U.K. Pension Plan.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(“MD&A”)

Overview and Outlook

The Company’s first quarter is generally its smallest revenue period as most schools are not in session, resulting in a seasonal loss. The net loss in the quarter ended August 31, 2006 was $46.9 million, compared to a $21.2 million net loss in the quarter ended August 31, 2005. The net loss in the prior fiscal year quarter was unusually low due to the benefit of approximately $185 million of revenues related to the release of Harry Potter and the Half-Blood Prince, the sixth book in the planned seven book series, in July 2005.

In the quarter ended August, 31, 2006, Scholastic made solid initial progress toward achieving its goals for fiscal 2007. Key factors in the quarter included growth in operating profit from the Educational Publishing segment, primarily as a result of a 9% increase in educational technology revenues, as well as growth in non-Harry Potter trade revenues, which increased primarily due to sales of new releases, including the eighth title in the Captain Underpants series. In addition, the Company is on track to meet its previously announced cost savings targets.

Results of Operations - Consolidated

Revenues for the quarter ended August 31, 2006 decreased $163.5 million, or 32.8%, to $334.9 million, compared to $498.4 million in the prior fiscal year quarter. This decrease related primarily to $162.7 million in lower revenues from the Children’s Book Publishing and Distribution segment as compared to the prior fiscal year quarter, which reflected the July 2005 release of Harry Potter and the Half-Blood Prince. Revenues increased $2.5 million, or 3.3%, in the International segment and declined by $2.4 million, or 13.3%, in the Media, Licensing and Advertising segment.

Cost of goods sold decreased to $171.8 million in the quarter ended August 31, 2006, or 51.3% of revenues, compared to $293.0 million, or 58.8% of revenues, in the quarter ended August 31, 2005, primarily due to higher costs related to the Harry Potter release in the prior fiscal year quarter.

Selling, general and administrative expenses for the quarter ended August 31, 2006 decreased $5.8 million to $196.6 million, compared to $202.4 million in the prior fiscal year quarter, which included approximately $11 million of costs related to the Harry Potter release in that period. This benefit was partially offset by a $3.1 million increase in promotional expenses primarily in the Company’s continuity businesses and a $1.9 million increase in severance costs related to the Company’s cost savings initiatives.

Bad debt expense totaled $15.7 million for the quarter ended August 31, 2006, compared to $12.6 million in the prior fiscal year quarter, primarily due to higher bad debt in the Company’s continuity businesses.

The resulting operating loss for the quarter ended August 31, 2006 was $66.1 million, compared to an operating loss of $25.2 million in the prior fiscal year quarter, primarily due to a $47.6 million operating loss in the Children’s Book Publishing and Distribution segment, partially offset by a $5.2 million increase in operating income in the Educational Publishing segment.

The effective income tax rate for the quarter ended August 31, 2006 decreased to 36.2% compared to 37.1% in the prior fiscal year quarter, primarily due to higher anticipated tax-exempt interest income. The tax rate for the quarter ended August 31, 2006 approximated the effective income tax rate for the fiscal year ended May 31, 2006.

Net loss was $46.9 million, or $1.12 per diluted share, for the quarter ended August 31, 2006, compared to a net loss of $21.2 million, or $0.52 per diluted share, in the prior fiscal year quarter.

SCHOLASTIC CORPORATION
Item 2. MD&A

Results of Operations - Segments

Children’s Book Publishing and Distribution

	Three months ended
($ amounts in millions)	August 31,

	2006	2005

Revenue	$112.6	$275.3
Operating loss	(67.3)	(19.7)

Operating margin	*	*

* not meaningful

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended August 31, 2006 decreased by $162.7 million to $112.6 million, compared to $275.3 million in the prior fiscal year quarter. This decrease was substantially due to lower Harry Potter revenues in the current fiscal year quarter, which decreased by approximately $180 million due to the release of Harry Potter and the Half-Blood Prince in the prior fiscal year quarter, partially offset by a $9.6 million increase in non-Harry Potter trade revenues and a $6.8 million increase in revenues from the Company’s continuity businesses. School-based book clubs and book fairs have minimal activity in the Company’s first fiscal quarter, as most schools are not in session.

Segment operating loss for the quarter ended August 31, 2006 was $67.3 million, compared to $19.7 million in the prior fiscal year quarter, primarily due to the lower operating results for the Company’s trade business.

The following highlights the results of the direct-to-home portion of the Company’s continuity programs, which is included in the Children’s Book Publishing and Distribution segment.

Direct-to-home continuity	Three months ended
($ amounts in millions)	August 31,

	2006	2005

Revenue	$36.3	$28.4
Operating loss	(6.5)	(6.2)

Operating margin	*	*

* not meaningful

Revenues from the direct-to-home continuity business for the quarter ended August 31, 2006 increased to $36.3 million, compared to $28.4 million in the prior fiscal year quarter. This increase was primarily attributable to new customers acquired through new product offerings and web-based sales initiatives. The business operating loss was $6.5 million in the current fiscal year quarter, compared to a $6.2 million operating loss in the prior fiscal year quarter. The higher operating loss was due to a $4.1 million increase in bad debt expense, as well as a $3.1 million increase in promotional expense, associated with the Company’s effort to acquire new customers as part of its strategy to increase revenues in this business.

SCHOLASTIC CORPORATION
Item 2. MD&A

Excluding the direct-to-home portion of the continuity business, segment revenues for the quarter ended August 31, 2006 decreased by $170.6 million to $76.3 million, compared to $246.9 million in the prior fiscal year quarter, and segment operating loss in the quarter ended August 31, 2006 increased to $60.8 million, compared to $13.5 million in the prior fiscal year quarter.

Educational Publishing

	Three months ended
($ amounts in millions)	August 31,

	2006	2005

Revenue	$127.4	$128.3
Operating income	32.7	27.5

Operating margin	25.7%	21.4%

Revenues in the Educational Publishing segment for the quarter ended August 31, 2006 decreased slightly to $127.4 million, compared to $128.3 million in the prior fiscal year quarter. Higher revenues from sales of educational technology products, led by the Company’s READ 180® reading intervention program, which increased by $5.4 million, were offset by lower revenues from paperback collections and library publishing, which decreased by $3.5 million and $2.5 million, respectively.

Segment operating profit for the quarter ended August 31, 2006 improved by $5.2 million, or 18.9%, to $32.7 million, compared to $27.5 million in the prior fiscal year quarter. This improvement was primarily due to the revenue growth from sales of educational technology products, which have higher gross margins.

Media, Licensing and Advertising

	Three months ended
($ amounts in millions)	August 31,

	2006	2005

Revenue	$15.7	$18.1
Operating loss	(6.1)	(5.7)

Operating margin	*	*

* not meaningful

Revenues in the Media, Licensing and Advertising segment for the quarter ended August 31, 2006 decreased by $2.4 million, or 13.3%, to $15.7 million, compared to $18.1 million in the prior fiscal year quarter. This decrease was primarily due to lower television programming revenues caused by the delivery of fewer episodes compared to the prior fiscal year quarter.

Segment operating loss for the quarter ended August 31, 2006 increased slightly to $6.1 million, compared to $5.7 million in the prior fiscal year quarter.

SCHOLASTIC CORPORATION
Item 2. MD&A

International

	Three months ended
($ amounts in millions)	August 31,

	2006	2005

Revenue	$79.2	$76.7
Operating loss	(5.5)	(5.5)

Operating margin	*	*

* not meaningful

Revenues in the International segment for the quarter ended August 31, 2006 increased $2.5 million, or 3.3%, to $79.2 million, compared to $76.7 million in the prior fiscal year quarter, due to the favorable impact of foreign currency exchange rates.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $19.7 million at August 31, 2006, compared to $18.4 million at August 31, 2005 and $205.3 million at May 31, 2006.

Cash used in operating activities was $138.1 million for the three months ended August 31, 2006 and approximated cash used in operating activities of $138.8 million in the prior fiscal year period, as the higher net loss in the current fiscal year period was offset by favorable net changes in working capital accounts between the two periods. The most significant working capital account change that had a positive impact on cash flows occurred in Accounts receivable, which decreased by $2.7 million in the three months ended August 31, 2006, compared to an increase of $154.5 million in the prior fiscal year period, primarily due to the higher Harry Potter revenues in the prior fiscal year period. Working capital account changes that had a negative impact on cash flows included: Accrued royalties, which increased by $11.1 million in the three months ended August 31, 2006 compared to an increase of $87.1 million in the prior year fiscal period, and Accounts payable and other accrued expenses, which increased by $4.2 million in the three months ended August 31, 2006 compared to a $28.2 million increase in the prior fiscal year period, with the changes in both accounts related primarily to the lower trade revenues in the current fiscal year period; and Inventories, which increased by $115.9 million for the three months ended August 31, 2006 compared to an increase of $102.3 million in the prior fiscal year period, primarily due to higher purchases made in connection with new product offerings.

SCHOLASTIC CORPORATION
Item 2. MD&A

Cash used in investing activities was $24.0 million in the three months ended August 31, 2006, compared to $42.8 million in the prior fiscal year period. This $18.8 million decrease was due primarily to a $9.2 million decrease in Additions to property, plant and equipment, which totaled $6.2 million for the three months ended August 31, 2006 compared to $15.4 million in the prior fiscal year period, principally due to decreased information technology spending. Acquisition-related payments totaled $3.3 million in the three months ended August 31, 2005 due to a contingent payment related to the acquisition of Klutz in fiscal 2002.

Cash used in financing activities was $23.7 million in the three months ended August 31, 2006, compared to cash provided by financing activities of $89.3 million in the prior fiscal year period. This change was due to the effect of a higher cash position at the beginning of the three months ended August 31, 2006 compared to the beginning of the prior fiscal year period, along with the open market repurchase of $35.4 million of the Company’s 5.75% Notes due January 15, 2007 (the “5.75% Notes”) during the current fiscal year period.

Due to the seasonality of its business as discussed under “Seasonality” above, the Company experiences negative cash flow in the June through October time period. As a result of the Company’s business cycle, seasonal borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

The Company’s operating philosophy is to use cash provided from operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, by making acquisitions that will complement its portfolio of businesses. The Company believes that cash generated by its operations and amounts available under its existing credit facilities will be sufficient to finance short- and long-term capital requirements. The Company also believes it has adequate access to capital to finance its ongoing operating needs and to repay its debt obligations as they become due, including its 5.75% Notes, as discussed under “Financing” below.

During the first quarter, the credit rating of the Company’s senior unsecured debt was downgraded from BB+ to BB by Standard & Poor’s and from Baa3 to Ba1 by Moody’s Investor Service. Under prevailing market conditions, the Company believes that these ratings afford it adequate access to the public and private markets for debt.

Financing

Scholastic Corporation and Scholastic Inc. are parties to an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which expires on March 31, 2009. The Credit Agreement provides for aggregate borrowings of up to $190.0 million (with a right in certain circumstances to increase borrowings to $250.0 million), including the issuance of up to $10.0 million in letters of credit. Interest under this facility is either at the prime rate or a rate equal to 0.325% to 0.975% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee (when applicable) as of August 31, 2006 were 0.975% over LIBOR, 0.30% and 0.25%, respectively. The Credit Agreement contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. There were no borrowings outstanding under the Credit Agreement at August 31, 2006 or May 31, 2006. At August 31, 2005, $35.0 million was outstanding under the Credit Agreement at a weighted average interest rate of 4.3%.

SCHOLASTIC CORPORATION
Item 2. MD&A

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). The Revolver provides for unsecured revolving credit of up to $40.0 million and expires on March 31, 2009. Interest under this facility is either at the prime rate minus 1%, or at a rate equal to 0.375% to 1.025% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of August 31, 2006 were 1.025% over LIBOR and 0.30%, respectively. The Revolver contains certain financial covenants related to debt and interest coverage ratios (as defined) and limits dividends and other distributions. At August 31, 2006 and 2005, $1.0 million and $37.0 million were outstanding under the Revolver at a weighted average interest rate of 7.3% and 5.0%, respectively, with the increase in the weighted average interest rate principally due to higher market interest rates. There were no borrowings outstanding under the Revolver at May 31, 2006.

The Credit Agreement and Revolver allow the Company to borrow, repay or, to the extent permitted by the agreements, prepay and re-borrow at any time prior to the stated maturity dates and subject to the terms and conditions of the facilities. The $71 million decrease in aggregate borrowings under these facilities at August 31, 2006 compared to August 31, 2005 was primarily due to the higher cash position at the start of the current fiscal year period compared to the start of the prior fiscal year period. At August 31, 2006, the Company was in compliance with its debt covenants under each of these facilities.

Unsecured lines of credit available in local currencies to certain of Scholastic Corporation’s international subsidiaries were, in the aggregate, equivalent to $79.3 million at August 31, 2006, as compared to $59.1 million at August 31, 2005 and $67.9 million at May 31, 2006. These lines are used primarily to fund local working capital needs. There were borrowings outstanding under these lines of credit equivalent to $42.2 million at August 31, 2006, as compared to $33.7 million at August 31, 2005 and $33.8 million at May 31, 2006. These lines of credit are considered short-term in nature. The weighted average interest rate on the outstanding borrowings was 6.0% and 5.5% at August 31, 2006 and 2005, respectively, and 6.0% at May 31, 2006.

The Company’s total debt obligations at August 31, 2006 and August 31, 2005 were $475.8 million and $579.8 million, respectively. The Company’s total debt obligations at May 31, 2006 were $502.4 million. In the quarter ended August 31, 2006, the Company repurchased $35.4 million of its 5.75% Notes on the open market. As of August 31, 2006, the outstanding balance of the 5.75% Notes, net of premium, totaled $259.3 million. For a more complete description of the Company’s debt obligations, see Note 3 of Notes to Condensed Consolidated Financial Statements – Unaudited in Item 1, “Financial Statements.”

Critical Accounting Policies and Estimates

Prior to June 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock-based benefit plans. Under this method, no compensation expense was recognized with respect to options granted under the Company’s stock-based benefit plans, as the exercise price of each stock option issued was equal to the market price of the underlying stock on the date of grant and the exercise price and number of shares subject to grant were fixed.

In May 2006, the Human Resources and Compensation Committee of the Board of Directors of the Corporation, which consists entirely of independent directors, approved the acceleration of the vesting of all of the Company’s unvested options to purchase Class A Stock and Common Stock outstanding as of May 30, 2006 granted to employees (including executive officers) and outside directors of the Corporation (the “Acceleration”). Except for the Acceleration, all other terms and conditions applicable to such stock options were unchanged. Substantially all of these options had exercise prices in excess of the market value of the underlying Common Stock on May 30, 2006. The primary purpose of the Acceleration was to mitigate the future compensation expense that the Company would have otherwise recognized in its financial statements with respect to these options as a result of the June 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment” (“SFAS 123R”).

Effective June 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective method. SFAS 123R requires the Company to recognize the cost of employee and director services received in exchange for any stock-based awards. Under SFAS 123R, the Company is required to recognize compensation expense over an award’s vesting period, based on the award’s fair value at the date of grant, on a straight-line basis.

SCHOLASTIC CORPORATION
Item 2. MD&A

The fair values of stock options granted by the Company are estimated at the date of grant using the Black-Scholes option-pricing model. The Company’s determination of the fair value of share-based payment awards using this option-pricing model is affected by the price of common stock, par value $.01 per share (the “Common Stock”), of Scholastic Corporation (the “Corporation”), as well as by assumptions regarding highly complex and subjective variables, including, but not limited to, the expected price volatility of the Common Stock over the terms of the awards, the risk-free interest rate, and actual and projected employee stock option exercise behaviors. Estimates of fair value are not intended to predict actual future events or the value that may ultimately be realized by employees or directors who receive these awards.

For a more complete description of the Company’s stock-based compensation plans, see Note 1 of Notes to Condensed Consolidated Financial Statements – Unaudited in Item 1, “Financial Statements.”

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are subject to various risks and uncertainties, including the conditions of the children’s book and educational materials markets and acceptance of the Company’s products within those markets, and other risks and factors identified in this Report, in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006, and from time to time in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). Actual results could differ materially from those currently anticipated.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 9% of the Company’s debt at August 31, 2006 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 7% at May 31, 2006 and approximately 18% at August 31, 2005. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt, as well as the risk that variable-rate borrowings will represent a larger portion of total debt in the future.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of August 31, 2006 (see Note 3 of Notes to Condensed Consolidated Financial Statements - Unaudited in Item 1, “Financial Statements”):

($ amounts in millions)	Fiscal Year Maturity

	2007	2008	2009	(1)	2010	2011	Thereafter	Total

Debt Obligations
Lines of credit	$42.2	$-	$-		$-	$-	$-	$42.2
Average interest rate	6.0%

Long-term debt including
current portion:
Fixed-rate debt	$258.6	$-	$-		$-	$-	$175.0	$433.6
Average interest rate	5.75%						5.0%

Variable-rate debt	$-	$-	$1.0	(1)	$-	$-	$-	$1.0
Average interest rate			7.25%

(1)	Represents amount drawn on the Revolver. The Revolver and Credit Agreement, with credit lines totaling $230.0, expire in fiscal 2009.

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company's management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of August 31, 2006, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION
SCHOLASTIC CORPORATION
Item 4. Submission of Matters to a Vote of Security Holders

On July 18, 2006, the holders of the 1,656,200 outstanding shares of the Corporation’s Class A Stock, $0.01 par value (the “Class A Stock”), approved by written consent an action to fix the number of directors constituting the full Board of Directors of the Corporation (the “Board”) at ten. The Corporation’s Amended and Restated Certificate of Incorporation provides that the holders of shares of Class A Stock, voting as a class, have the right to fix the size of the Board so long as it does not consist of less than three nor more than 15 directors.

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Corporation, as amended to date.
10.1

Amendment No. 2 to the Scholastic Corporation 2004 Class A Stock Incentive Plan (incorporated by reference to Appendix C to the Corporation’s definitive Proxy Statement as filed with the SEC on August 21, 2006 (the “2006 Proxy Statement”)).

10.2	Amended and Restated Guidelines for Stock Units granted under the Scholastic Corporation 2001 Stock Incentive Plan.
31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: October 5, 2006	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President, and Chief
Executive Officer

Date: October 5, 2006	s/ Mary A. Winston

Mary A. Winston
Executive Vice President and
Chief Financial Officer

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED AUGUST 31, 2006
Exhibits Index

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Corporation,
as amended to date.

10.1	Amendment No. 2 to the Scholastic Corporation 2004 Class A Stock Incentive Plan
(incorporated by reference to the 2006 Proxy Statement).

10.2	Amended and Restated Guidelines for Stock Units granted under the
Scholastic Corporation 2001 Stock Incentive Plan.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of
Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.