Form 10-Q
period 2006-11-30
SCHOLASTIC CORP
filed 2007-01-09
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _  No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of December 29, 2006

Common Stock, $.01 par value	40,854,334
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended		Six months ended
	November 30,		November 30,

	2006	2005	2006	2005

Revenues	$735.5	$696.7	$1,070.4	$1,195.1

Operating costs and expenses:
Cost of goods sold	323.1	302.0	494.9	595.0
Selling, general and administrative expenses	250.5	247.5	447.1	449.9
Bad debt expense	19.5	15.1	35.2	27.7
Depreciation and amortization	16.0	16.8	32.9	32.4

Total operating costs and expenses	609.1	581.4	1,010.1	1,105.0

Operating income	126.4	115.3	60.3	90.1

Interest expense, net	8.3	9.1	15.7	17.6

Earnings before income taxes	118.1	106.2	44.6	72.5

Provision for income taxes	43.0	39.3	16.4	26.8

Net income	$75.1	$66.9	$28.2	$45.7

Basic and diluted earnings per Share of Class A and Common Stock:

Basic	$1.77	$1.61	$0.67	$1.11
Diluted	$1.75	$1.58	$0.66	$1.08

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in millions, except per share data)

	November 30, 2006	May 31, 2006	November 30, 2005

	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$133.7	$205.3	$249.3
Accounts receivable, net	339.0	266.8	308.3
Inventories	494.3	431.5	472.3
Deferred promotion costs	65.5	49.8	41.9
Deferred income taxes	73.9	73.1	75.0
Prepaid expenses and other current assets	48.8	52.4	54.8

Total current assets	1,155.2	1,078.9	1,201.6

Property, plant and equipment, net	386.2	397.0	396.0
Prepublication costs	109.0	115.9	117.6
Installment receivables, net	9.1	11.2	11.1
Royalty advances	48.4	46.0	55.9
Production costs	5.1	5.9	7.4
Goodwill	254.2	253.1	253.4
Other intangibles	78.6	78.4	78.5
Other assets and deferred charges	65.0	65.8	64.8

Total assets	$2,110.8	$2,052.2	$2,186.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	$303.9	$329.2	$41.4
Capital lease obligations	5.7	7.5	10.5
Accounts payable	145.6	141.7	164.4
Accrued royalties	42.9	36.6	114.0
Deferred revenue	54.3	19.3	49.9
Other accrued expenses	162.5	154.7	175.3

Total current liabilities	714.9	689.0	555.5

Noncurrent Liabilities:
Long-term debt	173.3	173.2	473.5
Capital lease obligations	60.4	61.4	64.4
Other noncurrent liabilities	77.8	79.3	84.9

Total noncurrent liabilities	311.5	313.9	622.8

Commitments and Contingencies	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	469.2	458.7	453.8
Deferred compensation	0.0	(1.6)	(1.9)
Accumulated other comprehensive loss	(25.3)	(20.1)	(33.3)
Retained earnings	640.1	611.9	589.0

Total stockholders’ equity	1,084.4	1,049.3	1,008.0

Total liabilities and stockholders’ equity	$2,110.8	$2,052.2	$2,186.3

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions)

	Six months ended
	November 30,

	2006	2005

Cash flows provided by operating activities:
Net income	$28.2	$45.7
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	35.2	27.7
Amortization of prepublication and production costs	30.5	37.5
Depreciation and amortization	32.9	32.4
Royalty advances expensed	12.8	13.2
Deferred income taxes	(0.2)	(1.3)
Non-cash interest expense	0.8	0.8
Changes in assets and liabilities:
Accounts receivable, net	(103.0)	(66.9)
Inventories	(61.6)	(66.2)
Prepaid expenses and other current assets	3.7	(10.0)
Deferred promotion costs	(15.6)	(2.5)
Accounts payable and other accrued expenses	9.7	73.3
Accrued royalties	6.2	73.9
Deferred revenue	34.8	26.4
Tax benefit realized from employee stock-based plans	1.0	4.7
Other, net	(11.0)	(2.8)

Total adjustments	(23.8)	140.2

Net cash provided by operating activities	4.4	185.9
Cash flows used in investing activities:
Prepublication expenditures	(20.4)	(24.1)
Additions to property, plant and equipment	(19.3)	(30.7)
Royalty advances	(14.9)	(14.8)
Production expenditures	(2.5)	(8.4)
Acquisition-related payments	(0.4)	(3.3)
Other	(1.0)	0.0

Net cash used in investing activities	(58.5)	(81.3)
Cash flows (used in) provided by financing activities:
Borrowings under Credit Agreement and Revolver	116.0	210.8
Repayments of Credit Agreement and Revolver	(116.0)	(210.8)
Repurchase of 5.75% Notes	(36.0)	(2.0)
Borrowings under lines of credit	101.0	106.3
Repayments of lines of credit	(89.4)	(89.2)
Repayment of capital lease obligations	(4.6)	(5.9)
Proceeds pursuant to employee stock-based plans	11.0	24.8
Other	(0.1)	0.0

Net cash (used in) provided by financing activities	(18.1)	34.0

Effect of exchange rate changes on cash and cash equivalents	0.6	0.1

Net (decrease) increase in cash and cash equivalents	(71.6)	138.7
Cash and cash equivalents at beginning of period	205.3	110.6

Cash and cash equivalents at end of period	$133.7	$249.3

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

The Company’s business is closely correlated to the school year. Consequently, the results of operations for the three and six months ended November 30, 2006 and 2005 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the November 30, 2005 condensed consolidated balance sheet is included for comparative purposes.

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

Stock-Based Compensation

Prior to June 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock-based compensation plans. Under this method, no compensation expense was recognized with respect to options granted under the Company’s stock-based compensation plans, as the exercise price of each stock option issued was equal to the market price of the underlying stock on the date of grant and the exercise price and number of shares subject to grant were fixed.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The Company adopted the fair value recognition provisions of SFAS 123R, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), using the modified prospective method. SFAS 123R requires the Company to recognize the cost of employee and director services received in exchange for any stock-based awards. Under SFAS 123R, the Company recognizes compensation expense on a straight-line basis over an award’s requisite service period, which is generally the vesting period, based on the award’s fair value at the date of grant.

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

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. In determining the estimated forfeiture rates for stock-based awards, the Company periodically conducts an assessment of the actual number of equity awards that have been forfeited previously. When estimating expected forfeitures, the Company considers factors such as the type of award, the employee class and historical experience. The estimate of stock-based awards that will ultimately be forfeited requires significant judgment and, to the extent that actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised. In the Company’s pro forma information required under SFAS 123 for the periods prior to June 1, 2006, the Company accounted for forfeitures as they occurred.

The following table provides the estimated weighted average fair value, under the Black-Scholes option-pricing model, for options granted during the six months ended November 30, 2006 and 2005 and the significant weighted average assumptions used in their determination. The expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the option grantees. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant corresponding to the expected life. The volatility was estimated based on historical volatility corresponding to the expected life. The dividend yield was zero based on the fact that the Corporation has not paid any cash dividends since its initial public offering in February 1992 and has no current plans to pay any dividends.

	Six months ended November 30,

	2006	2005

Dividend yield	0%	0%
Expected volatility	33.7%	38.1%
Risk-free interest rate	4.7%	4.0%
Expected life (years) of stock option grant	5.7	5.0

Weighted average per share fair value of options granted	$12.18	$14.61

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

At November 30, 2006, the Company maintained three stockholder-approved stock-based compensation plans for Scholastic employees with regard to the Common Stock: the Scholastic Corporation 1992 Stock Option Plan (the “1992 Plan”), under which no further awards can be made; the Scholastic Corporation 1995 Stock Option Plan (the “1995 Plan”), under which no further awards can be made; and the Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”). The 2001 Plan provides for the issuance of incentive stock options, which qualify for favorable treatment under the Internal Revenue Code; options that are not so qualified, called non-qualified options; restricted stock; and other stock-based awards.

At November 30, 2006, non-qualified stock options to purchase 25,000 shares, 2,602,507 shares and 2,802,440 shares of Common Stock were outstanding under the 1992 Plan, 1995 Plan and 2001 Plan, respectively, and 486,526 shares of Common Stock were available for additional awards under the 2001 Plan. During the six months ended November 30, 2006, the Company awarded 233,030 options under the 2001 Plan at a weighted average exercise price of $29.43 per share.

The Company also maintains the 1997 Outside Directors’ Stock Option Plan (the “Directors’ Plan”), a stockholder-approved stock option plan for outside directors. The Directors’ Plan, as amended, provides for the automatic grant to each non-employee director on the date of each annual stockholders’ meeting of non-qualified stock options to purchase 6,000 shares of Common Stock. At November 30, 2006, options to purchase 418,000 shares of Common Stock were outstanding, and 102,000 shares of Common Stock were available for additional awards, under the Directors’ Plan. During the six months ended November 30, 2006, the Company awarded 42,000 options under the Directors’ Plan at a weighted average exercise price of $30.08 per share.

The Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”) provides for the grant to Richard Robinson, the Chief Executive Officer of the Corporation as of the effective date of the Class A Plan, of options (“Class A Options”) to purchase shares of Class A Stock. On September 20, 2006, at the Corporation’s Annual Meeting of Stockholders, the holders of the Class A Stock approved an amendment to the Class A Plan that increased the number of shares of Class A Stock authorized for issuance under the Class A Plan by 749,000, from 750,000 to 1,499,000. At November 30, 2006, there were 999,000 Class A Options outstanding, and 500,000 shares of Class A Stock were available for additional awards, under the Class A Plan. During the six months ended November 30, 2006, the Company awarded 333,000 options under the Class A Plan at a weighted average exercise price of $30.08 per share.

Generally, options granted under the various plans may not be exercised for a minimum of one year after the date of grant and expire approximately ten years after the date of grant. As a result of the Acceleration, all unvested stock options outstanding as of May 30, 2006 became vested and immediately exercisable.

The following table sets forth stock option activity for the six months ended November 30, 2006:

Stock Options	Shares (In thousands)	Weighted Average Per Share Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value

Outstanding at May 31, 2006	6,885	$30.24
Granted	608	$29.83
Exercised	(398)	$23.70
Expired or forfeited	(248)	$31.71

Outstanding at November 30, 2006	6,847	$30.53	5.8	$23.5
Vested and expected to vest at November 30, 2006	6,774	$30.53	5.8	$23.3
Exercisable at November 30, 2006	6,240	$30.59	5.4	$21.4

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

Intrinsic value is generally defined as the amount by which the market price of a company’s stock exceeds the exercise price of an option to purchase the company’s stock.

In addition to stock options, the Company has issued restricted stock units (“RSUs”) to certain officers and key executives under the 2001 Plan. Unless otherwise deferred, RSUs automatically convert to shares of Common Stock on a one-for-one basis as the award vests, which is typically over a four-year period. The Company measures the value of RSUs at fair value based on the number of shares granted and the market price of the Common Stock at the date of grant. The Company amortizes the fair value as stock-based compensation expense over the vesting term on a straight-line basis. During the six months ended November 30, 2006, the Company awarded 78,625 RSUs under the 2001 Plan at a weighted average grant price of $29.74 per share. There were 8,349 shares of Common Stock issued upon conversion of RSUs during the six months ended November 30, 2006.

The Company’s Management Stock Purchase Plan (“MSPP”) allows certain members of senior management to defer up to 100% of their annual cash bonus payment in the form of restricted stock units (the “MSPP RSUs”). The MSPP RSUs are purchased by the employee at a 25% discount from the lowest closing price of the Common Stock during the fiscal quarter in which such bonuses are payable and are automatically converted into shares of Common Stock on a one-for-one basis at the end of the applicable deferral period. The Company measures the value of MSPP RSUs at fair value based on the number of shares granted and the price of the Common Stock at the date of grant, giving effect to the 25% discount. The Company amortizes the fair value as stock-based compensation expense over the vesting term on a straight-line basis. There were 14,760 shares of Common Stock issued upon conversion of MSPP RSUs during the six months ended November 30, 2006.

The Company also maintains an Employee Stock Purchase Plan (the “ESPP”), which is offered to eligible United States employees. As amended, the ESPP permits participating employees to purchase Common Stock, with after-tax payroll deductions, on a quarterly basis at a 15% discount from the closing price of the Common Stock on the last business day of each fiscal quarter. The Company measures the value of Common Stock issued under the ESPP at fair value based on the number of shares purchased and the price of the Common Stock at the date of purchase, giving effect to the 15% discount. Prior to June 1, 2006, no compensation expense was recognized with respect to the ESPP under APB No. 25; however, upon adoption of SFAS 123R by the Company effective as of June 1, 2006, the Company began recognizing the fair value as stock-based compensation expense for the ESPP in the quarter in which the employees participated in the plan. There were 49,206 shares of Common Stock issued under the ESPP during the six months ended November 30, 2006.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes pro forma net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based compensation plans for the three and six months ended November 30, 2005:

	Three months ended November 30, 2005	Six months ended November 30, 2005

Net income – as reported	$66.9	$45.7
Add: Stock-based employee compensation included in reported net income, net of tax	0.1	0.3
Deduct: Total stock-based employee compensation expense determined under fair value-based method, net of tax	2.7	5.4

Net income – pro forma	$64.3	$40.6

Earnings per share – as reported:
Basic	$1.61	$1.11
Diluted	$1.58	$1.08

Earnings per share – pro forma:
Basic	$1.55	$0.98
Diluted	$1.52	$0.96

As a result of its adoption of SFAS 123R effective as of June 1, 2006, the Company incurred compensation expense of $1.2 in the aggregate for the six months ended November 30, 2006, which is significantly lower than the amount that would have been recorded in that period if the Acceleration had not been implemented. The total intrinsic value of stock options exercised during the six months ended November 30, 2006 was $2.5. The intrinsic value of these stock options is deductible by the Company for tax purposes. As of November 30, 2006, the total pre-tax compensation cost not yet recognized by the Company with regard to outstanding unvested stock-based awards was $10.3. The weighted average period over which this compensation cost is expected to be recognized is 3.2 years.

On November 10, 2005, the Financial Accounting Standards Board (the “FASB”) issued Staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” which provides an alternative (and simplified) method to calculate the pool of excess income tax benefits upon the adoption of SFAS 123R. Among other things, Staff Position No. 123(R)-3 provides a specific method for the presentation of excess tax benefits within the statement of cash flows when the alternative pool calculation is used. Although Staff Position No. 123(R)-3 became effective upon its issuance, companies may take up to one year from initial adoption of SFAS 123R to evaluate the available transition alternatives and make a one-time election. The Company is currently in the process of evaluating these alternative methods.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). Under the previous guidance, most voluntary changes in accounting principle were required to be recognized as the cumulative effect of a change in accounting principle within the net income of the period in which the change was made. SFAS 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 by the Company effective as of June 1, 2006 had no material effect on the Company’s consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that a company has taken or expects to file in a tax return. FIN 48 will become effective for the Company’s fiscal year beginning June 1, 2007. The Company is currently evaluating the impact, if any, that FIN 48 will have on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 will become effective for the Company’s fiscal year beginning June 1, 2008. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS No. 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of May 31, 2007. The Company is currently evaluating the impact that SFAS 158 will have on its consolidated financial position. The adoption of SFAS 158 is not expected to have any impact on the Company’s results of operations or cash flows.

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

	Children’s Book Publishing and Distribution	Educational Publishing	Media, Licensing and Advertising	Overhead (1)	Total Domestic	International	Consolidated

Three months ended November 30, 2006

Revenues	$442.7	$97.2	$56.6	$0.0	$596.5	$139.0	$735.5
Bad debt	14.5	0.6	1.2	0.0	16.3	3.2	19.5
Depreciation and amortization	4.1	0.9	3.6	5.9	14.5	1.5	16.0
Amortization (2)	4.5	7.7	2.3	0.0	14.5	0.5	15.0
Royalty advances expensed	5.9	0.4	0.4	0.0	6.7	0.6	7.3
Operating income (loss) (3)	99.6	17.1	9.2	(19.3)	106.6	19.8	126.4

Expenditures for long-lived assets (4)	14.9	6.2	4.1	5.9	31.1	3.4	34.5

	Children’s Book Publishing and Distribution	Educational Publishing	Media, Licensing and Advertising	Overhead (1)	Total Domestic	International	Consolidated

Three months ended November 30, 2005

Revenues	$424.2	$99.2	$51.9	$0.0	$575.3	$121.4	$696.7
Bad debt	11.7	0.8	0.1	0.0	12.6	2.5	15.1
Depreciation and amortization	5.5	1.3	4.5	3.8	15.1	1.7	16.8
Amortization (2)	4.1	8.0	6.5	0.0	18.6	0.5	19.1
Royalty advances expensed	7.3	0.6	0.3	0.0	8.2	0.3	8.5
Operating income (loss) (3)	88.6	21.6	7.7	(15.4)	102.5	12.8	115.3
Expenditures for long-lived assets (4)	16.4	7.4	5.8	5.2	34.8	3.7	38.5

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution	Educational Publishing	Media, Licensing and Advertising	Overhead (1)	Total Domestic	International	Consolidated

Six months ended November 30, 2006

Revenues	$555.3	$224.6	$72.3	$0.0	$852.2	$218.2	$1,070.4
Bad debt	28.0	0.6	1.3	0.0	29.9	5.3	35.2
Depreciation and amortization	8.4	1.9	4.0	15.6	29.9	3.0	32.9
Amortization (2)	8.9	15.0	5.4	0.0	29.3	1.2	30.5
Royalty advances expensed	10.2	0.7	0.6	0.0	11.5	1.3	12.8
Operating income (loss) (3)	32.3	49.8	3.1	(39.2)	46.0	14.3	60.3
Segment assets	955.5	342.6	88.7	374.0	1,760.8	350.0	2,110.8
Goodwill	130.6	82.5	9.8	0.0	222.9	31.3	254.2
Expenditures for long-lived assets (4)	27.4	9.9	7.5	7.8	52.6	5.9	58.5
Long-lived assets (5)	295.6	200.9	40.8	273.0	810.3	114.0	924.3

	Children’s Book Publishing and Distribution	Educational Publishing	Media, Licensing and Advertising	Overhead (1)	Total Domestic	International	Consolidated

Six months ended November 30, 2005

Revenues	$699.5	$227.5	$70.0	$0.0	$997.0	$198.1	$1,195.1
Bad debt	21.6	1.4	0.2	0.0	23.2	4.5	27.7
Depreciation and amortization	8.7	2.1	4.9	13.4	29.1	3.3	32.4
Amortization (2)	8.2	15.9	12.4	0.0	36.5	1.0	37.5
Royalty advances expensed	11.1	1.0	0.4	0.0	12.5	0.7	13.2
Operating income (loss) (3)	68.9	49.1	2.0	(37.2)	82.8	7.3	90.1
Segment assets	1,032.0	346.1	85.8	400.6	1,864.5	321.8	2,186.3
Goodwill	130.6	82.5	9.8	0.0	222.9	30.5	253.4
Expenditures for long-lived assets (4)	37.8	14.7	11.9	10.4	74.8	6.5	81.3
Long-lived assets (5)	299.1	211.9	44.1	284.3	839.4	106.9	946.3

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The following table separately sets forth information for the periods indicated for the United States direct-to-home portion of the Company’s continuity programs, which consist primarily of the business formerly operated by Grolier Incorporated and are included in the Children’s Book Publishing and Distribution segment, and for all other businesses included in the segment:

Three months ended November 30,

	Direct-to-home		All Other		Total
	2006	2005	2006	2005	2006	2005

Revenues	$38.1	$30.0	$404.6	$394.2	$442.7	$424.2
Bad debt	10.0	7.9	4.5	3.8	14.5	11.7
Depreciation and amortization	0.2	0.6	3.9	4.9	4.1	5.5
Amortization (1)	1.1	0.3	3.4	3.8	4.5	4.1
Royalty advances expensed	1.3	0.8	4.6	6.5	5.9	7.3
Business income (loss) (2)	(4.4)	(4.6)	104.0	93.2	99.6	88.6
Expenditures for long-lived assets (3)	2.7	1.6	12.2	14.8	14.9	16.4

Six months ended November 30,

	Direct-to-home		All Other		Total
	2006	2005	2006	2005	2006	2005

Revenues	$74.4	$58.4	$480.9	$641.1	$555.3	$699.5
Bad debt	20.7	14.5	7.3	7.1	28.0	21.6
Depreciation and amortization	0.5	0.8	7.9	7.9	8.4	8.7
Amortization (1)	1.4	0.6	7.5	7.6	8.9	8.2
Royalty advances expensed	1.5	0.4	8.7	10.7	10.2	11.1
Business income (loss) (2)	(10.9)	(10.8)	43.2	79.7	32.3	68.9
Business assets	227.0	202.1	728.5	829.9	955.5	1,032.0
Goodwill	92.4	92.4	38.2	38.2	130.6	130.6
Expenditures for long-lived assets (3)	4.4	3.0	23.0	34.8	27.4	37.8
Long-lived assets (4)	117.5	117.4	178.1	181.7	295.6	299.1

(1)	Includes amortization of prepublication costs.

(2)	Business income (loss) represents earnings (loss) before interest expense and income taxes.

(3)	Includes expenditures for property, plant and equipment, investments in prepublication costs, royalty advances and acquisitions of, and investments in, businesses.

(4)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles and royalty advances.

3. Debt

The following table summarizes debt as of the dates indicated:

	November 30, 2006	May 31, 2006	November 30, 2005

Lines of Credit	$45.7	$33.8	$41.3
5.75% Notes due 2007, net of premium/discount	258.2	295.3	300.4
5% Notes due 2013, net of discount	173.3	173.2	173.1
Other debt	-	0.1	0.1

Total debt	477.2	502.4	514.9

Less lines of credit, short-term debt and current portion of long-term debt	(303.9)	(329.2)	(41.4)

Total long-term debt	$173.3	$173.2	$473.5

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The following table sets forth the maturities of the Company’s debt obligations as of November 30, 2006 for the remainder of fiscal 2007 and thereafter:

Six-month period ending May 31:
2007	$303.9
Fiscal years ending May 31:
2008	-
2009	-
2010	-
2011	-
Thereafter	173.3

Total debt	$477.2

Lines of Credit
Certain of Scholastic Corporation’s international subsidiaries had unsecured lines of credit available in local currencies equivalent to $79.4 in the aggregate at November 30, 2006, as compared to $76.4 at November 30, 2005 and $67.9 at May 31, 2006. There were borrowings outstanding under these lines of credit equivalent to $45.7 at November 30, 2006, as compared to $41.3 at November 30, 2005 and $33.8 at May 31, 2006. These lines of credit are considered short-term in nature. The weighted average interest rates on the outstanding amounts were 5.4% and 5.5% at November 30, 2006 and 2005, respectively, and 6.0% at May 31, 2006.

Credit Agreement
Scholastic Corporation and its principal operating subsidiary, Scholastic Inc., are parties to an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which expires on March 31, 2009. The Credit Agreement provides for aggregate borrowings of up to $190.0 (with a right in certain circumstances to increase borrowings to $250.0), including the issuance of up to $10.0 in letters of credit. Interest under this facility is either at the prime rate or at a rate equal to 0.325% to 0.975% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee (when applicable) as of November 30, 2006 were 0.975% over LIBOR, 0.30% and 0.25%, respectively. The Credit Agreement contains certain covenants, including debt and interest coverage ratios (as defined), and limits dividends and other distributions. There were no borrowings outstanding under the Credit Agreement at November 30, 2006, May 31, 2006 or November 30, 2005.

Revolver
Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). The Revolver provides for unsecured revolving credit of up to $40.0 and expires on March 31, 2009. Interest under this facility is either at the prime rate minus 1%, or at a rate equal to 0.375% to 1.025% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of November 30, 2006 were 1.025% over LIBOR and 0.30%, respectively. The Revolver contains certain covenants, including debt and interest coverage ratios (as defined), and limits dividends and other distributions. There were no borrowings outstanding under the Revolver at November 30, 2006, May 31, 2006 or November 30, 2005.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

5.75% Notes due 2007
In January 2002, Scholastic Corporation issued $300.0 of 5.75% Notes (the “5.75% Notes”). The 5.75% Notes are senior unsecured obligations that mature on January 15, 2007. Interest on the 5.75% Notes is payable semi-annually on July 15 and January 15 of each year through maturity. The Company may, at any time, redeem all or a portion of the 5.75% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of the redemption. In fiscal 2006, the Company repurchased $6.0 of the 5.75% Notes on the open market. During the six month period ended November 30, 2006, the Company repurchased $36.0 of the 5.75% Notes on the open market. After giving effect to these repurchases, the outstanding 5.75% Notes, net of premium/discount, totaled $258.2. The Company intends to repay the outstanding 5.75% Notes at maturity from existing cash and available borrowings under the Credit Agreement and Revolver.

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

4. Comprehensive Income

The following table sets forth comprehensive income for the periods indicated:

	Three months ended November 30,		Six months ended November 30,

	2006	2005	2006	2005

Net income	$75.1	$66.9	$28.2	$45.7

Other comprehensive income (loss) - foreign currency translation adjustment	1.8	1.5	(5.2)	(4.8)

Comprehensive income	$76.9	$68.4	$23.0	$40.9

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

6. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average Shares of Class A Stock and Common Stock outstanding during the period. Diluted earnings per share is calculated to give effect to potentially dilutive options to purchase Class A and Common Stock and RSUs and MSPP RSUs granted pursuant to the Company’s stock-based compensation plans that were outstanding during the period. The Company calculates per share figures prior to rounding in millions. The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share computation for the periods indicated:

	Three months ended November 30,		Six months ended November 30,

	2006	2005	2006	2005

Net income for basic and diluted earnings per share	$75.1	$66.9	$28.2	$45.7

Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings per share, in millions	42.3	41.6	42.2	41.3

Dilutive effect of Class A Stock and Common Stock potentially issued pursuant to stock-based compensation plans, in millions	0.5	0.8	0.4	0.9

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings per share, in millions	42.8	42.4	42.6	42.2

Earnings per share of Class A Stock and Common Stock:

Basic	$1.77	$1.61	$0.67	$1.11
Diluted	$1.75	$1.58	$0.66	$1.08

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

7. Goodwill and Other Intangibles

Goodwill and other intangible assets with indefinite lives are reviewed for impairment annually.

The following table summarizes the activity in Goodwill for the periods indicated:

	Six months ended November 30, 2006	Twelve months ended May 31, 2006	Six months ended November 30, 2005

Beginning balance	$253.1	$254.2	$254.2
Translation adjustments	1.1	(1.1)	(0.8)

Total	$254.2	$253.1	$253.4

The following table summarizes Other intangibles subject to amortization at the dates indicated:

	November 30, 2006	May 31, 2006	November 30, 2005

Customer lists	$3.2	$3.0	$3.0
Accumulated amortization	(3.0)	(2.9)	(2.8)

Net customer lists	0.2	0.1	0.2

Other intangibles	4.2	4.0	4.0
Accumulated amortization	(2.9)	(2.8)	(2.8)

Net other intangibles	1.3	1.2	1.2

Total	$1.5	$1.3	$1.4

Amortization expense for Other intangibles totaled $0.1 for each of the six months ended November 30, 2006 and November 30, 2005 and $0.3 for the twelve months ended May 31, 2006. Amortization expense for these assets is currently estimated to total $0.2 for each of the fiscal years ending May 31, 2007 through 2011. The weighted average amortization periods for these assets by major asset class are four years and twelve years for customer lists and other intangibles, respectively.

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	November 30, 2006	May 31, 2006	November 30, 2005

Net carrying value by major class:
Titles	$31.0	$31.0	$31.0
Licenses	17.2	17.2	17.2
Major sets	11.4	11.4	11.4
Trademarks and Other	17.5	17.5	17.5

Total	$77.1	$77.1	$77.1

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

8. Pension and Other Post-Retirement Benefits

The following tables set forth components of the net periodic benefit costs under the Company’s cash balance retirement plan for its United States employees meeting certain eligibility requirements (the “U.S. Pension Plan”), the defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom (the “U.K. Pension Plan”), the defined benefit pension plan of Grolier Ltd., an indirect subsidiary of Scholastic Corporation located in Canada (the “Canadian Pension Plan” and, together with the U.S. Pension Plan and the U.K. Pension Plan, the “Pension Plans”), and the post-retirement benefits provided by the Company to its retired United States-based employees, consisting of certain healthcare and life insurance benefits for the periods indicated:

	Pension Plans Three months ended November 30,		Post-Retirement Benefits Three months ended November 30,

	2006	2005	2006	2005

Components of Net Periodic Benefit Cost:
Service cost	$2.0	$2.0	$0.1	$0.1
Interest cost	2.3	2.1	0.4	0.5
Expected return on assets	(2.3)	(2.2)	-	-
Net amortization and deferrals	0.7	1.0	0.2	0.3

Net periodic benefit cost	$2.7	$2.9	$0.7	$0.9

	Pension Plans Six months ended November 30,		Post-Retirement Benefits Six months ended November 30,

	2006	2005	2006	2005

Components of Net Periodic Benefit Cost:
Service cost	$4.0	$4.1	$0.1	$0.3
Interest cost	4.6	4.1	0.9	0.9
Expected return on assets	(4.6)	(4.4)	-	-
Net amortization and deferrals	1.3	1.9	0.3	0.5

Net periodic benefit cost	$5.3	$5.7	$1.3	$1.7

The Company’s funding policy with respect to the Pension Plans is to contribute on an annual basis amounts that are allowable for tax purposes or mandated by local statutory requirements. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future. For the six months ended November 30, 2006, the Company contributed $7.4 million, $0.3 million, and $0.0 to the U.S. Pension Plan, the U.K. Pension Plan and the Canadian Pension Plan, respectively. The Company expects, based on current actuarial calculations, to contribute cash of approximately $11 million in the aggregate to the Pension Plans in the fiscal year ending May 31, 2007.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(“MD&A”)

Overview and Outlook

Revenue for the quarter ended November 30, 2006 increased 5.6% as compared to the prior fiscal year quarter, reflecting revenue increases in the Children’s Book Publishing and Distribution, International and Media, Licensing and Advertising segments. Operating income for the quarter increased 9.6% as compared to the prior fiscal year quarter, and operating margin increased to 17.2% in the current fiscal year quarter as compared to 16.5% in the prior fiscal year quarter. Key factors in the quarter ended November 30, 2006 included higher operating income in the Children’s Book Publishing and Distribution segment, principally reflecting strong sales, reduced promotion spending, and fulfillment efficiencies in the school-based book club business and higher revenues in the school-based book fair business, and increased revenues and operating income in the International segment.

For the six months ended November 30, 2006, revenues and operating income decreased over the prior fiscal year period by 10.4% and 33.1%, respectively. The year over year difference in revenues and operating income primarily reflects higher Harry Potter® revenues in the prior year period, partially offset by lower costs in the school-based book club business in the current year period. The Company remains on track to achieve its goals for fiscal 2007 of improved overall profitability on slightly lower revenues in a year with no scheduled Harry Potter release.

Results of Operations - Consolidated

Revenues for the quarter ended November 30, 2006 increased $38.8 million to $735.5 million, compared to $696.7 million in the prior fiscal year quarter. The increase was due to higher revenues in the Children’s Book Publishing and Distribution, International and Media, Licensing and Advertising segments, which increased $18.5 million, $17.6 million and $4.7 million, respectively, partially offset by a $2.0 million decline in the Educational Publishing segment, as compared to the prior fiscal year quarter. For the six months ended November 30, 2006, revenues decreased $124.7 million to $1,070.4 million, compared to $1,195.1 million in the prior fiscal year period. This decrease related primarily to $144.2 million in lower revenues from the Children’s Book Publishing and Distribution segment compared to the prior year period, which reflected the July 2005 release of Harry Potter and the Half-Blood Prince, the sixth book in the planned seven book series, partially offset by a $20.1 million increase in revenues from the International segment.

Cost of goods sold as a percentage of revenues increased to 43.9% in the quarter ended November 30, 2006, as compared to 43.3% in the prior fiscal year quarter, primarily due to product mix. For the six months ended November 30, 2006, cost of goods sold as a percentage of revenues decreased to 46.2%, as compared to 49.8% in the prior fiscal year quarter, primarily due to costs related to the Harry Potter release in the prior fiscal year period.

Selling, general and administrative expenses as a percentage of revenues for the quarter ended November 30, 2006 decreased to 34.1%, as compared to 35.5% in the prior fiscal year quarter, primarily due to reduced promotional expense in the Children’s Book Publishing and Distribution segment. For the six months ended November 30, 2006, Selling, general and administrative expenses as a percentage of revenues increased to 41.8% from 37.6% in the prior fiscal year period, primarily due to the prior year revenue benefit from Harry Potter and the Half-Blood Prince without a corresponding increase in expense.

Bad debt expense increased to $19.5 million, or 2.7% of revenues, for the quarter ended November 30, 2006, compared to $15.1 million, or 2.2% of revenues, in the prior fiscal year quarter. For the six months ended November 30, 2006, bad debt expense increased to $35.2 million, or 3.3% of revenues, compared to $27.7 million, or 2.3% of revenues, in the prior fiscal year period. These increases related primarily to higher bad debt in the Company’s continuity businesses.

SCHOLASTIC CORPORATION
Item 2. MD&A

The resulting operating income for the quarter ended November 30, 2006 increased $11.1 million to $126.4 million, or 17.2% of revenues, compared to $115.3 million, or 16.5% of revenues, in the prior fiscal year quarter. For the six months ended November 30, 2006, the resulting operating income decreased $29.8 million to $60.3 million, or 5.6% of revenues, from $90.1 million, or 7.5% of revenues, in the prior fiscal year period.

The effective income tax rate for the quarter and six months ended November 30, 2006 decreased to 36.4% and 36.8%, respectively, compared to 37.0% in each of the prior fiscal year periods.

Net income was $75.1 million, or $1.75 per diluted share, for the quarter ended November 30, 2006, compared to net income of $66.9 million, or $1.58 per diluted share, in the prior fiscal year quarter. For the six months ended November 30, 2006, net income was $28.2 million, or $0.66 per diluted share, compared to $45.7 million, or $1.08 per diluted share, in the prior fiscal year period.

Results of Operations - Segments

Children’s Book Publishing and Distribution

	Three months ended		Six months ended
($ amounts in millions)	November 30,		November 30,

	2006	2005	2006	2005

Revenues	$442.7	$424.2	$555.3	$699.5
Operating income	99.6	88.6	32.3	68.9

Operating margin	22.5%	20.9%	5.8%	9.8%

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended November 30, 2006 increased $18.5 million, or 4.4%, to $442.7 million, compared to $424.2 million in the prior fiscal year quarter. Revenues from school-based book fairs increased $13.1 million, primarily due to higher revenue per fair, and revenues in the Company’s continuity businesses increased $9.4 million, primarily attributable to new customers acquired through web-based sales initiatives. These increases were partially offset by a $2.0 million decrease in revenues from the Company’s trade business and a $2.0 million decrease in revenues from school-based book clubs. The decrease in trade revenues was caused by an approximately $5 million decline in Harry Potter revenues, partially offset by an approximately $3 million increase in non-Harry Potter revenues, while the decrease in school-based book club revenues was due to the previously-announced elimination of the Troll®/Carnival® and Trumpet® book clubs. The elimination of the Troll/Carnival and Trumpet book clubs did not significantly impact segment revenues as the Company successfully implemented its plan to migrate customers from these smaller clubs to its core Scholastic-branded clubs.

Segment operating income for the quarter ended November 30, 2006 increased $11.0 million, or 12.4%, to $99.6 million, compared to $88.6 million in the prior fiscal year quarter. This increase was caused by higher operating profits in the Company’s school-based book club business due to reduced promotional costs and fulfillment efficiencies that resulted from the Company’s cost reduction programs, which included the elimination of the Troll/Carnival and Trumpet book clubs.

Revenues for the six months ended November 30, 2006 decreased $144.2 million, or 20.6%, to $555.3 million, compared to $699.5 million in the prior fiscal year period. This decrease was substantially due to lower Harry Potter revenues in the current fiscal year period, which declined by approximately $185 million due to the release of Harry Potter and the Half-Blood Prince in the prior fiscal year period. This decline was partially offset by a $16.2 million increase in revenues from the Company’s continuity businesses, an approximately $15 million increase in non-Harry Potter trade revenues, and a $14.0 million increase in school-based book fair revenues.

SCHOLASTIC CORPORATION
Item 2. MD&A

Segment operating income for the six months ended November 30, 2006 decreased $36.6 million, or 53.1%, to $32.3 million, compared to $68.9 million in the prior fiscal year period, primarily due to the lower operating results in the Company’s trade business.

The following table highlights the results of the direct-to-home portion of the Company’s continuity programs, which is included in the Children’s Book Publishing and Distribution segment.

	Three months ended		Six months ended
($ amounts in millions)	November 30,		November 30,

	2006	2005	2006	2005

Revenues	$38.1	$30.0	$74.4	$58.4
Operating loss	(4.4)	(4.6)	(10.9)	(10.8)

Operating margin	*	*	*	*

* not meaningful

Revenues from the direct-to-home portion of the Company’s continuity business increased $8.1 million, or 27.0%, to $38.1 million for the quarter ended November 30, 2006, as compared to $30.0 million in the prior fiscal year quarter. For the six months ended November 30, 2006, revenues increased $16.0 million, or 27.4%, to $74.4 million as compared to $58.4 million in the prior fiscal year period. These increases were primarily attributable to new customers acquired through web-based sales initiatives.

The operating loss for the direct-to-home portion of the continuity business was $4.4 million in the quarter ended November 30, 2006, as compared to $4.6 million in the prior fiscal year quarter, and $10.9 million for the six months ended November 30, 2006, compared to $10.8 million in the prior fiscal year period. The operating losses in the three and six month periods ended November 30, 2006 were relatively unchanged compared to the respective prior year periods, despite the corresponding revenue increases, substantially due to higher bad debt expense associated with the acquisition of new continuity customers.

Excluding the direct-to-home portion of the continuity business, segment revenues increased $10.4 million, or 2.6%, to $404.6 million for the quarter ended November 30, 2006, compared to $394.2 million in the prior fiscal year quarter, and decreased $160.2 million, or 25.0%, to $480.9 million for the six months ended November 30, 2006, compared to $641.1 million in the prior fiscal year period.

Excluding the direct-to-home portion of the continuity business, segment operating income increased $10.8 million to $104.0 million in the quarter ended November 30, 2006, compared to $93.2 million in the prior fiscal year quarter, and decreased $36.5 million to $43.2 million in the six months ended November 30, 2006, compared to $79.7 million in the prior fiscal year period.

Educational Publishing

	Three months ended		Six months ended
($ amounts in millions)	November 30,		November 30,

	2006	2005	2006	2005

Revenues	$97.2	$99.2	$224.6	$227.5
Operating income	17.1	21.6	49.8	49.1

Operating margin	17.6%	21.8%	22.2%	21.6%

SCHOLASTIC CORPORATION
Item 2. MD&A

Revenues in the Educational Publishing segment for the quarter ended November 30, 2006 decreased $2.0 million, or 2.0%, to $97.2 million, compared to $99.2 million in the prior fiscal year quarter. Revenues from sales of educational technology products increased $2.2 million, led by the Company’s READ 180® reading intervention program, but were more than offset by lower revenues from the balance of the segment, primarily a $1.5 million decrease in revenues from sales of paperback book collections. Segment revenues for the six months ended November 30, 2006 decreased $2.9 million, or 1.3%, to $224.6 million, compared to $227.5 million in the prior fiscal year period. Revenues from sales of educational technology products increased $7.9 million, led by READ 180, but were more than offset by lower revenues from the balance of the segment, including decreases in revenues from sales of paperback collections and library publishing of $5.0 million and $3.3 million, respectively.

Segment operating income for the quarter ended November 30, 2006 decreased $4.5 million, or 20.8%, to $17.1 million, compared to $21.6 million in the prior fiscal year quarter, due to the decrease in revenues, primarily from sales of paperback collections. Segment operating income for the six months ended November 30, 2006 increased $0.7 million, or 1.4%, to $49.8 million, compared to $49.1 million in the prior fiscal year period.

Media, Licensing and Advertising

	Three months ended		Six months ended
($ amounts in millions)	November 30,		November 30,

	2006	2005	2006	2005

Revenues	$56.6	$51.9	$72.3	$70.0
Operating income	9.2	7.7	3.1	2.0

Operating margin	16.3%	14.8%	4.3%	2.9%

Revenues in the Media, Licensing and Advertising segment for the quarter ended November 30, 2006 increased $4.7 million, or 9.1%, to $56.6 million, compared to $51.9 million in the prior fiscal year quarter. This increase was primarily due to higher consumer magazine revenues, which increased $4.9 million, and a $3.5 million increase in revenues from sales of software and multimedia products, partially offset by a decrease of $4.7 million in television programming revenues. Segment revenues for the six months ended November 30, 2006 increased $2.3 million, or 3.3%, to $72.3 million, compared to $70.0 million in the prior fiscal year period, primarily due to a $6.0 million increase in revenues from sales of software and multimedia products and a $3.0 million increase in consumer magazine revenues, partially offset by a $7.9 million decrease in television programming revenues.

Segment operating income for the quarter ended November 30, 2006 increased $1.5 million to $9.2 million, compared to $7.7 million in the prior fiscal year quarter. Segment operating income for the six months ended November 30, 2006 increased $1.1 million to $3.1 million, compared to $2.0 million in the prior fiscal year period. These increases were primarily due to the higher revenues from consumer magazines.

SCHOLASTIC CORPORATION
Item 2. MD&A

International

	Three months ended		Six months ended
($ amounts in millions)	November 30,		November 30,

	2006	2005	2006	2005

Revenues	$139.0	$121.4	$218.2	$198.1
Operating income	19.8	12.8	14.3	7.3

Operating margin	14.2%	10.5%	6.6%	3.7%

Revenues in the International segment for the quarter ended November 30, 2006 increased $17.6 million to $139.0 million, compared to $121.4 million in the prior fiscal year quarter, primarily due to an $8.9 million increase in revenues from Canada, as well as the favorable impact of foreign currency exchange rates of $6.2 million. Segment revenues for the six months ended November 30, 2006 increased $20.1 million to $218.2 million, as compared to $198.1 million in the prior fiscal year period, primarily due to the favorable impact of foreign currency exchange rates of $8.6 million and an $8.5 million increase in revenues from Canada.

Segment operating income for the quarter ended November 30, 2006 increased $7.0 million to $19.8 million, as compared to $12.8 million in the prior fiscal year quarter. Segment operating income for the six months ended November 30, 2006 increased $7.0 million to $14.3 million, compared to $7.3 million in the prior fiscal year period. These increases were primarily due to higher operating income in Canada, which improved by $3.7 million and $3.8 million, respectively.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $133.7 million at November 30, 2006, compared to $249.3 million at November 30, 2005 and $205.3 million at May 31, 2006.

Cash provided by operating activities was $4.4 million for the six months ended November 30, 2006 compared to $185.9 in the prior fiscal year period. This decrease was due to lower net income in the current fiscal year period as compared to the prior fiscal year period, as well as unfavorable net changes in working capital accounts between the two periods, substantially due to the higher Harry Potter revenues in the prior period. The most significant of these working capital account changes occurred in Accrued royalties, which increased $6.2 million in the six months ended November 30, 2006 compared to an increase of $73.9 million in the prior fiscal year period, and Accounts payable and other accrued expenses, which increased $9.7 million in the six months ended November 30, 2006 compared to a $73.3 million increase in the prior fiscal year period.

SCHOLASTIC CORPORATION
Item 2. MD&A

Cash used in investing activities was $58.5 million in the six months ended November 30, 2006, compared to $81.3 million in the prior fiscal year period. This decrease was due primarily to an $11.4 million decrease in Additions to property, plant and equipment, which totaled $19.3 million for the six months ended November 30, 2006 compared to $30.7 million in the prior fiscal year period, principally due to decreased information technology spending.

Cash used in financing activities was $18.1 million in the six months ended November 30, 2006, compared to cash provided by financing activities of $34.0 million in the prior fiscal year period. This change was due principally to the effect of a higher cash position at the beginning of the six months ended November 30, 2006 compared to the beginning of the prior fiscal year period, along with the open market repurchase of $36.0 million of the 5.75% Notes due January 15, 2007 (the “5.75% Notes”) of Scholastic Corporation (“the Corporation”) during the current fiscal year period. Also contributing to the change was a $13.8 million decrease in proceeds pursuant to employee stock-based plans, which totaled $11.0 million in the six months ended November 30, 2006, as compared to $24.8 million in the prior fiscal year period.

Due to the seasonality of its business as discussed under “Seasonality” above, the Company experiences negative cash flow in the June through October time period. As a result of the Company’s business cycle, seasonal borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

The Company’s operating philosophy is to use cash provided from operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, by making acquisitions that will complement its portfolio of businesses. Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of debt in the public markets and borrowings from lending institutions. As of November 30, 2006, the Company’s primary sources of liquidity consisted of cash and cash equivalents, including short-term investments of $133.7 million, and borrowings available under the Credit Agreement and Revolver (as defined under “Financing” below) totaling $230.0 million. Given the Company’s cash resources as of November 30, 2006, the Company believes that it has sufficient working capital and liquidity to support its operations, repay indebtedness upon maturity, including the 5.75% Notes, and continue to make investments in its businesses, both over the next fiscal year and for the foreseeable future. However, should additional capital be needed, including to fund future investment or acquisition activity, the Company may seek to raise additional capital through various debt or other offerings. The Company believes it has adequate access to this capital; however, there can be no assurance that the Company will be able to raise additional capital on terms that are favorable to the Company.

During the quarter ended August 31, 2006, the Company’s credit rating was downgraded from BB+ to BB by Standard & Poor’s and from Baa3 to Ba1 by Moody’s Investor Service. Under prevailing market conditions, the Company believes that these ratings afford it adequate access to the public and private markets for debt.

Financing

Scholastic Corporation and its principal operating subsidiary, Scholastic Inc., are parties to an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which expires on March 31, 2009. The Credit Agreement provides for aggregate borrowings of up to $190.0 million (with a right in certain circumstances to increase borrowings to $250.0 million), including the issuance of up to $10.0 million in letters of credit. Interest under this facility is either at the prime rate or a rate equal to 0.325% to 0.975% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee (when applicable) as of November 30, 2006 were 0.975% over LIBOR, 0.30% and 0.25%, respectively. The Credit Agreement contains certain covenants, including debt and interest coverage ratios (as defined), and limits dividends and other distributions. There were no borrowings outstanding under the Credit Agreement at November 30, 2006, May 31, 2006 or November 30, 2005.

SCHOLASTIC CORPORATION
Item 2. MD&A

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). The Revolver provides for unsecured revolving credit of up to $40.0 million and expires on March 31, 2009. Interest under this facility is either at the prime rate minus 1%, or at a rate equal to 0.375% to 1.025% over LIBOR (as defined). There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of November 30, 2006 were 1.025% over LIBOR and 0.30%, respectively. The Revolver contains certain covenants, including debt and interest coverage ratios (as defined), and limits dividends and other distributions. There were no borrowings outstanding under the Revolver at November 30, 2006, May 31, 2006 or November 30, 2005.

The Credit Agreement and Revolver allow the Company to borrow, repay or, to the extent permitted by the agreements, prepay and re-borrow at any time prior to the stated maturity dates and subject to the terms and conditions of the facilities. At November 30, 2006, the Company was in compliance with its covenants under each of these facilities.

Unsecured lines of credit available in local currencies to certain of Scholastic Corporation’s international subsidiaries were, in the aggregate, equivalent to $79.4 million at November 30, 2006, as compared to $76.4 million at November 30, 2005 and $67.9 million at May 31, 2006. These lines are used primarily to fund local working capital needs. There were borrowings outstanding under these lines of credit equivalent to $45.7 million at November 2006, as compared to $41.3 million at November 30, 2005 and $33.8 million at May 31, 2006. These lines of credit are considered short-term in nature. The weighted average interest rate on the outstanding borrowings was 5.4% and 5.5% at November 30, 2006 and 2005, respectively, and 6.0% at May 31, 2006

The Company’s total debt obligations at November 30, 2006 and November 30, 2005 were $477.2 million and $514.9 million, respectively. The Company’s total debt obligations at May 31, 2006 were $502.4 million. In the current fiscal year, the Company repurchased $36.0 million of the 5.75% Notes on the open market. As of November 30, 2006, the outstanding balance of the 5.75% Notes totaled $258.2 million. The Company intends to repay the outstanding 5.75% Notes at maturity on January 15, 2007 from existing cash and available borrowings under the Credit Agreement and Revolver. Accrued interest expense at November 30, 2006, May 31, 2006, and November 30, 2005 was approximately $6.9 million, $7.5 million and $7.9 million, respectively.

For a more complete description of the Company’s debt obligations, see Note 3 of Notes to Condensed Consolidated Financial Statements – Unaudited in Item 1, “Financial Statements.”

SCHOLASTIC CORPORATION
Item 2. MD&A

Critical Accounting Policies and Estimates

Prior to June 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock-based compensation plans. Under this method, no compensation expense was recognized with respect to options granted under the Company’s stock-based compensation plans, as the exercise price of each stock option issued was equal to the market price of the underlying stock on the date of grant and the exercise price and number of shares subject to grant were fixed.

In May 2006, the Human Resources and Compensation Committee of the Board of Directors of the Corporation, which consists entirely of independent directors, approved the acceleration of the vesting of all unvested options to purchase the Corporation’s Class A Stock, par value $0.01 per share (the “Class A Stock”), and the Corporation’s common stock, par value $0.01 per share (the “Common Stock”), outstanding as of May 30, 2006 granted to employees (including executive officers) and outside directors of the Corporation (the “Acceleration”). Except for the Acceleration, all other terms and conditions applicable to such stock options were unchanged. Substantially all of these options had exercise prices in excess of the market value of the underlying Common Stock on May 30, 2006. The primary purpose of the Acceleration was to mitigate the future compensation expense that the Company would have otherwise recognized in its financial statements with respect to these options as a result of the adoption by the Company of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment” (“SFAS 123R”), effective June 1, 2006.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 10% of the Company’s debt at November 30, 2006 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 7% at May 31, 2006 and approximately 8% at November 30, 2005. The Company is subject to the risk that market interest rates and its cost of borrowing may increase and thereby increase the interest charged under its variable-rate debt, as well as the risk that variable-rate borrowings may represent a larger portion of total debt in the future.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of November 30, 2006 (see Note 3 of Notes to Condensed Consolidated Financial Statements - Unaudited in Item 1, “Financial Statements”):

($ amounts in millions)	Fiscal Year Maturity

	2007	2008	2009(1)	2010	2011	Thereafter	Total

Debt Obligations
Lines of credit	$45.7	$-	$-	$-	$-	$-	$45.7
Average interest rate	5.4%

Long-term debt including current portion:
Fixed-rate debt	$258.0	$-	$-	$-	$-	$175.0	$433.0
Average interest rate	5.75%					5.0%

(1)	At November 30, 2006, no borrowings were outstanding under the Revolver or the Credit Agreement, which have credit lines totaling $230.0, and expire in fiscal 2009.

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of November 30, 2006, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended November 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION
SCHOLASTIC CORPORATION
Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Corporation was held on September 20, 2006 (the “Annual Meeting”). The following sets forth the results of the proposals presented at the Annual Meeting voted upon by the stockholders of the Corporation entitled to vote thereon:

Holders of the 1,656,200 outstanding shares of the Class A Stock (the “Class A Stockholders”) voted in favor of electing Richard Robinson, Rebeca M. Barrera, Ramon C. Cortines, Andrew S. Hedden, Mae C. Jemison, Peter M. Mayer, Augustus K. Oliver and Richard M. Spaulding as directors to serve until the next annual meeting of the Corporation’s stockholders and until their respective successors are duly elected and qualified.

Holders of the Common Stock elected the following two nominees as directors to serve until the next annual meeting of the Corporation’s stockholders and until their respective successors are duly elected and qualified. Votes cast by holders of the Common Stock were:

Nominee	For	Withheld

John L. Davies	22,331,575 shares	13,828,130 shares
John G. McDonald	22,305,442 shares	13,854,263 shares

The Class A Stockholders also voted in favor of the approval of an amendment to the Corporation’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Class A Stock thereunder by 1,500,000 shares, from 2,500,000 to 4,000,000 shares, and an amendment to the Scholastic Corporation 2004 Class A Stock Incentive Plan to increase the number of shares of Class A Stock that may be issued upon the exercise of options granted under that plan by 749,000 shares, from 750,000 shares to 1,499,000 shares.

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.1	Form of option agreement under the Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”).

10.2	Form of stock unit agreement under the 2001 Plan.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: January 9, 2007	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President and Chief
Executive Officer

Date: January 9, 2007	/s/ Mary A. Winston

Mary A. Winston
Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED NOVEMBER 30, 2006
Exhibits Index

Exhibit Number	Description of Document

10.1	Form of option agreement under the 2001 Plan.

10.2	Form of stock unit agreement under the 2001 plan.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.