Form 10-Q
period 2007-02-28
SCHOLASTIC CORP
filed 2007-04-02
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of March 23, 2007

Common Stock, $.01 par value	41,205,503
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007
INDEX

Part I - Financial Information		Page

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations - Unaudited for the
	Three and Nine months ended February 28, 2007 and 2006	1

	Condensed Consolidated Balance Sheets - February 28, 2007 and
	2006 - Unaudited; and May 31, 2006	2

	Consolidated Statements of Cash Flows - Unaudited for the Nine
	months ended February 28, 2007 and 2006	3

	Notes to Condensed Consolidated Financial Statements - Unaudited	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	29

Part II – Other Information

Item 6.	Exhibits	30

Signatures		31

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended		Nine months ended
	February 28,		February 28,

	2007	2006	2007	2006

Revenues	$497.0	$487.7	$1,567.4	$1,682.8

Operating costs and expenses:
Cost of goods sold	242.5	244.6	737.4	839.6
Selling, general and administrative expenses	226.2	228.5	673.3	678.4
Bad debt expense	20.5	15.7	55.7	43.4
Depreciation and amortization	15.6	16.7	48.5	49.1

Total operating costs and expenses	504.8	505.5	1,514.9	1,610.5

Operating income (loss)	(7.8)	(17.8)	52.5	72.3

Other income	3.0	-	3.0	-

Interest expense, net	7.3	6.8	23.0	24.4

Earnings (loss) before income taxes	(12.1)	(24.6)	32.5	47.9

Provision (benefit) for income taxes	(4.4)	(9.1)	12.0	17.7

Net income (loss)	$(7.7)	$(15.5)	$20.5	$30.2

Basic and diluted earnings (loss) per Share of Class A and
Common Stock:

Basic	$(0.18)	$(0.37)	$0.49	$0.73
Diluted	$(0.18)	$(0.37)	$0.48	$0.71

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in millions, except per share data)

	February 28, 2007	May 31, 2006	February 28, 2006

ASSETS	(Unaudited)		(Unaudited)
Current Assets:
Cash and cash equivalents	$29.4	$205.3	$219.5
Accounts receivable, net	278.1	266.8	241.9
Inventories	489.5	431.5	480.7
Deferred promotion costs	62.9	49.8	47.3
Deferred income taxes	71.8	73.1	71.3
Prepaid expenses and other current assets	68.9	52.4	78.9

Total current assets	1,000.6	1,078.9	1,139.6

Property, plant and equipment, net	378.0	397.0	395.5
Prepublication costs	105.9	115.9	116.2
Installment receivables, net	9.2	11.2	10.4
Royalty advances	53.0	46.0	55.4
Production costs	4.9	5.9	6.4
Goodwill	254.1	253.1	253.6
Other intangibles	78.6	78.4	78.5
Other assets and deferred charges	68.1	65.8	69.0

Total assets	$1,952.4	$2,052.2	$2,124.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and
current portion of long-term debt	$34.7	$329.2	$326.8
Capital lease obligations	5.7	7.5	9.2
Accounts payable	121.2	141.7	150.1
Accrued royalties	57.3	36.6	129.3
Deferred revenue	41.2	19.3	35.9
Other accrued expenses	149.3	154.7	154.1

Total current liabilities	409.4	689.0	805.4

Noncurrent Liabilities:
Long-term debt	311.4	173.2	173.2
Capital lease obligations	60.3	61.4	63.1
Other noncurrent liabilities	82.1	79.3	87.8

Total noncurrent liabilities	453.8	313.9	324.1

Commitments and Contingencies	-	-	-

Stockholders’ Equity:
Preferred Stock, $1.00 par value	-	-	-
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	483.4	458.7	455.5
Deferred compensation	0.0	(1.6)	(1.7)
Accumulated other comprehensive loss	(27.1)	(20.1)	(32.6)
Retained earnings	632.5	611.9	573.5

Total stockholders’ equity	1,089.2	1,049.3	995.1

Total liabilities and stockholders’ equity	$1,952.4	$2,052.2	$2,124.6

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions)

	Nine months ended
	February 28,

	2007	2006

Cash flows provided by operating activities:
Net income	$20.5	$30.2
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for losses on accounts receivable and other reserves	77.9	73.1
Amortization of prepublication and production costs	45.7	53.9
Depreciation and amortization	48.5	49.1
Royalty advances expensed	17.1	18.8
Deferred income taxes	3.4	2.2
Non-cash stock-based compensation	2.4	0.6
Non-cash interest expense	1.2	1.1
Non-cash net gain on equity investment	(2.3)	-
Tax benefit realized from employee stock-based plans	2.4	5.1
Proceeds from insurance reimbursement	2.3	-
Gain on insurance settlement	(1.7)	-
Changes in assets and liabilities:
Accounts receivable, net	(58.3)	(14.1)
Inventories	(77.8)	(100.8)
Prepaid expenses and other current assets	(16.4)	(33.9)
Deferred promotion costs	(13.1)	(7.7)
Accounts payable and other accrued expenses	(28.1)	38.1
Accrued royalties	20.7	89.2
Deferred revenue	21.8	12.3
Other, net	(10.8)	(6.7)

Total adjustments	34.9	180.3

Net cash provided by operating activities	55.4	210.5
Cash flows used in investing activities:
Prepublication expenditures	(31.2)	(35.4)
Additions to property, plant and equipment	(27.7)	(46.6)
Royalty advances	(26.3)	(22.1)
Production expenditures	(3.8)	(11.0)
Repayment of loan from investee	5.6	5.7
Loan to investee	(7.7)	(5.3)
Acquisition payments	(2.3)	(3.3)
Proceeds from insurance reimbursement	1.5	-
Other	0.1	-

Net cash used in investing activities	(91.8)	(118.0)
Cash flows (used in) provided by financing activities:
Borrowings under Credit Agreement and Revolver	277.9	170.3
Repayments of Credit Agreement and Revolver	(139.9)	(170.3)
Repurchase/repayment of 5.75% Notes	(294.0)	(6.0)
Borrowings under lines of credit	156.8	182.4
Repayments of lines of credit	(156.0)	(176.7)
Repayment of capital lease obligations	(6.1)	(8.9)
Proceeds pursuant to employee stock-based plans	21.5	25.4
Other	(0.6)	-

Net cash (used in) provided by financing activities	(140.4)	16.2

Effect of exchange rate changes on cash and cash equivalents	0.9	0.2

Net (decrease) increase in cash and cash equivalents	(175.9)	108.9
Cash and cash equivalents at beginning of period	205.3	110.6

Cash and cash equivalents at end of period	$29.4	$219.5

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

The Company’s business is closely correlated to the school year. Consequently, the results of operations for the three and nine months ended February 28, 2007 and 2006 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the February 28, 2006 condensed consolidated balance sheet is included for comparative purposes.

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

The following table provides the estimated weighted average fair value, under the Black-Scholes option-pricing model, for options granted during the nine months ended February 28, 2007 and 2006 and the significant weighted average assumptions used in their determination. The expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the option grantees. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant corresponding to the expected life. The volatility was estimated based on historical volatility corresponding to the expected life. The dividend yield was zero based on the fact that the Corporation has not paid any cash dividends since its initial public offering in February 1992 and has no current plans to pay any dividends.

	Nine months ended
	February 28,

	2007	2006

Dividend yield	0%	0%
Expected volatility	33.2%	37.9%
Risk-free interest rate	4.7%	4.0%
Expected life (years) of stock option grant	5.5	5.0

Weighted average per share fair value of options granted	$12.05	$14.52

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

At February 28, 2007, the Company maintained three stockholder-approved stock-based compensation plans for Scholastic employees with regard to the Common Stock: the Scholastic Corporation 1992 Stock Option Plan (the “1992 Plan”), under which no further awards can be made; the Scholastic Corporation 1995 Stock Option Plan (the “1995 Plan”), under which no further awards can be made; and the Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”). The 2001 Plan provides for the issuance of incentive stock options, which qualify for favorable treatment under the Internal Revenue Code; options that are not so qualified, called non-qualified stock options; restricted stock; and other stock-based awards.

At February 28, 2007, non-qualified stock options to purchase 25,000 shares, 2,414,915 shares and 2,582,152 shares of Common Stock were outstanding under the 1992 Plan, 1995 Plan and 2001 Plan, respectively, and 451,640 shares of Common Stock were available for additional awards under the 2001 Plan. During the nine months ended February 28, 2007, the Company awarded 289,110 options under the 2001 Plan at a weighted average exercise price of $30.24 per share.

The Company also maintains the 1997 Outside Directors’ Stock Option Plan (the “Directors’ Plan”), a stockholder-approved stock option plan for outside directors. The Directors’ Plan, as amended, provides for the automatic grant to each non-employee director on the date of each annual stockholders’ meeting of non-qualified stock options to purchase 6,000 shares of Common Stock. At February 28, 2007, options to purchase 406,000 shares of Common Stock were outstanding, and 102,000 shares of Common Stock were available for additional awards, under the Directors’ Plan. During the nine months ended February 28, 2007, the Company awarded 42,000 options under the Directors’ Plan at a weighted average exercise price of $30.08 per share.

The Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”) provides for the grant to Richard Robinson, the Chief Executive Officer of the Corporation as of the effective date of the Class A Plan, of options (“Class A Options”) to purchase shares of Class A Stock. On September 20, 2006, at the Corporation’s Annual Meeting of Stockholders, the holders of the Class A Stock approved an amendment to the Class A Plan that increased the number of shares of Class A Stock authorized for issuance under the Class A Plan by 749,000, from 750,000 to 1,499,000. At February 28, 2007, there were 999,000 Class A Options outstanding, and 500,000 shares of Class A Stock were available for additional awards, under the Class A Plan. During the nine months ended February 28, 2007, the Company awarded 333,000 options under the Class A Plan at a weighted average exercise price of $30.08 per share.

Generally, options granted under the various plans may not be exercised for a minimum of one year after the date of grant and expire approximately ten years after the date of grant. As a result of the Acceleration, all unvested stock options outstanding as of May 30, 2006 became vested and immediately exercisable.

The following table sets forth stock option activity for the nine months ended February 28, 2007:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Per Share	Contractual Term	Intrinsic
Stock Options	(In thousands)	Exercise Price	(In years)	Value

Outstanding at May 31, 2006	6,885	$30.24
Granted	664	$30.15
Exercised	(796)	$24.70
Expired or forfeited	(326)	$32.61

Outstanding at February 28, 2007	6,427	$30.79	5.7	$28.1
Vested and expected to vest
at February 28, 2007	6,379	$30.81	5.6	$27.8
Exercisable at February 28, 2007	5,816	$30.87	5.3	$25.2

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

Intrinsic value is generally defined as the amount by which the market price of a company’s stock exceeds the exercise price of an option to purchase the company’s stock.

In addition to stock options, the Company has issued restricted stock units (“RSUs”) to certain officers and key executives under the 2001 Plan. Unless otherwise deferred, RSUs automatically convert to shares of Common Stock on a one-for-one basis as the award vests, which is typically over a four-year period. The Company measures the value of RSUs at fair value based on the number of shares granted and the market price of the Common Stock at the date of grant. The Company amortizes the fair value as stock-based compensation expense over the vesting term on a straight-line basis. During the nine months ended February 28, 2007, the Company awarded 91,685 RSUs under the 2001 Plan at a weighted average grant price of $30.29 per share. There were 9,262 shares of Common Stock issued upon conversion of RSUs during the nine months ended February 28, 2007.

The Company’s Management Stock Purchase Plan (“MSPP”) allows certain members of senior management to defer up to 100% of their annual cash bonus payment in the form of restricted stock units (the “MSPP RSUs”). The MSPP RSUs are purchased by the employee at a 25% discount from the lowest closing price of the Common Stock during the fiscal quarter in which such bonuses are payable and are automatically converted into shares of Common Stock on a one-for-one basis at the end of the applicable deferral period. The Company measures the value of MSPP RSUs at fair value based on the number of shares granted and the price of the Common Stock at the date of grant, giving effect to the 25% discount. The Company amortizes the fair value as stock-based compensation expense over the vesting term on a straight-line basis. There were 14,760 shares of Common Stock issued upon conversion of MSPP RSUs during the nine months ended February 28, 2007.

The Company also maintains an Employee Stock Purchase Plan (the “ESPP”), which is offered to eligible United States employees. As amended, the ESPP permits participating employees to purchase Common Stock, with after-tax payroll deductions, on a quarterly basis at a 15% discount from the closing price of the Common Stock on the last business day of each fiscal quarter. The Company measures the value of Common Stock issued under the ESPP at fair value based on the number of shares purchased and the price of the Common Stock at the date of purchase, giving effect to the 15% discount. Prior to June 1, 2006, no compensation expense was recognized with respect to the ESPP under APB No. 25; however, upon adoption of SFAS 123R by the Company effective as of June 1, 2006, the Company began recognizing the fair value as stock-based compensation expense for the ESPP in the quarter in which the employees participated in the plan. There were 69,225 shares of Common Stock issued under the ESPP during the nine months ended February 28, 2007.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes pro forma net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based compensation plans for the three and nine months ended February 28, 2006:

	Three months ended	Nine months ended
	February 28,	February 28,
	2006	2006

Net income (loss) – as reported	$(15.5)	$30.2
Add: Stock-based employee compensation included
in reported net income (loss), net of tax	0.3	0.6
Deduct: Total stock-based employee compensation expense
determined under fair value-based method, net of tax	2.5	7.9

Net income (loss) – pro forma	$(17.7)	$22.9

Earnings (loss) per share – as reported:
Basic	$(0.37)	$0.73
Diluted	$(0.37)	$0.71

Earnings (loss) per share – pro forma:
Basic	$(0.42)	$0.55
Diluted	$(0.42)	$0.54

As a result of its adoption of SFAS 123R effective as of June 1, 2006, the Company incurred compensation expense of $2.4 in the aggregate for the nine months ended February 28, 2007, which is significantly lower than the amount that would have been recorded in that period if the Acceleration had not been implemented. The total aggregate intrinsic value of stock options exercised during the nine months ended February 28, 2007 was $6.5. The intrinsic value of these stock options is deductible by the Company for tax purposes. As of February 28, 2007, the total pre-tax compensation cost not yet recognized by the Company with regard to outstanding unvested stock-based awards was $9.8. The weighted average period over which this compensation cost is expected to be recognized is 3.1 years.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS No. 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of May 31, 2007. The requirement to measure defined benefit plan assets and obligations as of the employer’s fiscal year-end is effective for the Company’s fiscal year ending May 31, 2009. The Company is currently evaluating the impact that SFAS 158 will have on its consolidated financial position. The adoption of SFAS 158 is not expected to have any impact on the Company’s results of operations or cash flows.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The following table sets forth information for the Company’s segments for the periods indicated.

	Children’s Book		Media,
	Publishing and	Educational	Licensing and		Total
	Distribution	Publishing	Advertising	Overhead (1)	Domestic	International	Consolidated

Three months ended
February 28, 2007

Revenues	$280.1	$74.6	$40.8	$0.0	$395.5	$101.5	$497.0
Bad debt	17.4	0.8	0.1	0.0	18.3	2.2	20.5
Depreciation and
amortization	4.2	0.8	1.7	7.6	14.3	1.3	15.6
Amortization (2)	4.8	7.7	2.3	0.0	14.8	0.4	15.2
Royalty advances
expensed	5.6	0.3	0.2	0.0	5.5	0.5	6.0
Operating income
(loss)	4.4	(3.0)	3.0	(15.7)	(11.3)	3.5	(7.8)
Expenditures for
long-lived assets (3)	18.8	6.2	3.7	2.2	30.9	1.9	32.8

	Children’s Book		Media,
	Publishing and	Educational	Licensing and		Total
	Distribution	Publishing	Advertising	Overhead (1)	Domestic	International	Consolidated

Three months ended
February 28, 2006

Revenues	$270.9	$73.5	$46.4	$0.0	$390.8	$96.9	$487.7
Bad debt	11.4	1.5	0.1	0.0	13.0	2.7	15.7
Depreciation and
amortization	3.1	0.6	1.2	10.8	15.7	1.0	16.7
Amortization (2)	4.2	6.9	4.8	0.0	15.9	0.5	16.4
Royalty advances
expensed	5.3	0.2	0.2	0.0	5.7	1.0	6.7
Operating income
(loss)	(3.2)	(3.5)	6.3	(19.7)	(20.1)	2.3	(17.8)
Expenditures for
long-lived assets (3)	14.0	7.3	4.0	8.1	33.4	3.7	37.1

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

	Children’s Book		Media,
	Publishing and	Educational	Licensing and		Total
	Distribution	Publishing	Advertising	Overhead (1)	Domestic	International	Consolidated

Nine months ended
February 28, 2007

Revenues	$835.4	$299.2	$113.1	$0.0	$1,247.7	$319.7	$1,567.4
Bad debt	45.4	1.4	1.4	0.0	48.2	7.5	55.7
Depreciation and
amortization	12.6	2.7	5.7	23.2	44.2	4.3	48.5
Amortization (2)	13.7	22.7	7.7	0.0	44.1	1.6	45.7
Royalty advances
expensed	14.0	0.9	0.7	0.0	15.6	1.5	17.1
Operating income (loss)	36.7	46.8	6.1	(54.9)	34.7	17.8	52.5
Segment assets	814.4	332.7	80.2	393.2	1,620.5	331.9	1,952.4
Goodwill	130.6	82.5	9.8	0.0	222.9	31.2	254.1
Expenditures for
long-lived assets (3)	47.5	16.7	11.4	7.9	83.5	7.8	91.3
Long-lived assets (4)	298.3	199.6	39.3	267.5	804.7	110.5	915.2

	Children’s Book		Media,
	Publishing and	Educational	Licensing and		Total
	Distribution	Publishing	Advertising	Overhead (1)	Domestic	International	Consolidated

Nine months ended
February 28, 2006

Revenues	$970.4	$301.0	$116.4	$0.0	$1,387.8	$295.0	$1,682.8
Bad debt	33.0	2.9	0.3	0.0	36.2	7.2	43.4
Depreciation and
amortization	11.8	2.7	6.1	24.2	44.8	4.3	49.1
Amortization (2)	12.4	22.8	17.2	0.0	52.4	1.5	53.9
Royalty advances
expensed	15.4	1.2	0.5	0.0	17.1	1.7	18.8
Operating income (loss)	65.7	45.6	8.3	(56.9)	62.7	9.6	72.3
Segment assets	995.4	330.7	78.0	419.0	1,823.1	301.5	2,124.6
Goodwill	130.6	82.5	9.8	0.0	222.9	30.7	253.6
Expenditures for
long-lived assets (3)	51.8	22.0	15.9	18.5	108.2	10.2	118.4
Long-lived assets (4)	301.8	211.3	41.4	284.9	839.4	103.0	942.4

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

(2)	Includes amortization of prepublication costs and production costs, but excludes amortization of promotion costs.

(3)	Includes expenditures for property, plant and equipment, investments in prepublication and production costs, royalty advances and acquisitions of, and investments in, businesses.

(4)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles, royalty advances, production costs and long-term investments.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The following table separately sets forth information for the periods indicated for the United States direct-to-home portion of the Company’s continuity programs, which consist primarily of the business formerly operated by Grolier Incorporated and are included in the Children’s Book Publishing and Distribution segment, and for all other businesses included in the segment:

Three months ended
February 28,

	Direct-to-home		All Other		Total
	2007	2006	2007	2006	2007	2006

Revenues	$41.3	$34.6	$238.8	$236.3	$280.1	$270.9
Bad debt	10.9	7.5	6.5	3.9	17.4	11.4
Depreciation and amortization	0.3	0.0	3.9	3.1	4.2	3.1
Amortization (1)	0.8	0.6	4.0	3.6	4.8	4.2
Royalty advances expensed	1.3	1.8	4.3	4.5	5.6	6.3
Operating income (loss)	(6.6)	(2.5)	11.0	(0.7)	4.4	(3.2)
Expenditures for long-lived assets (2)	1.2	1.7	17.6	12.3	18.8	14.0

Nine months ended
February 28,

	Direct-to-home		All Other		Total
	2007	2006	2007	2006	2007	2006

Revenues	$115.7	$93.0	$719.7	$877.4	$835.4	$970.4
Bad debt	31.6	22.0	13.8	11.0	45.4	33.0
Depreciation and amortization	0.8	0.8	11.8	11.0	12.6	11.8
Amortization (1)	2.2	1.2	11.5	11.2	13.7	12.4
Royalty advances expensed	2.8	2.2	13.0	15.2	15.8	17.4
Operating income (loss)	(17.5)	(13.3)	54.2	79.0	36.7	65.7
Business assets	225.8	214.6	588.6	780.8	814.4	995.4
Goodwill	92.4	92.4	38.2	38.2	130.6	130.6
Expenditures for long-lived assets (2)	5.6	4.7	41.9	47.1	47.5	51.8
Long-lived assets (3)	116.3	116.7	182.0	185.1	298.3	301.8

(1)	Includes amortization of prepublication costs, but excludes amortization of promotion costs.

(2)	Includes expenditures for property, plant and equipment, investments in prepublication costs, royalty advances and acquisitions of, and investments in, businesses.

(3)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles and royalty advances.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

3. Debt

The following table summarizes debt as of the dates indicated:

	February 28, 2007	May 31, 2006	February 28, 2006

Lines of Credit	$34.7	$33.8	$30.6
Credit Agreement and Revolver	138.0	-	-
5.75% Notes due 2007, net of premium	-	295.3	295.9
5% Notes due 2013, net of discount	173.4	173.2	173.2
Other debt	-	0.1	0.3

Total debt	346.1	502.4	500.0
Less lines of credit, short-term debt and
current portion of long-term debt	(34.7)	(329.2)	(326.8)

Total long-term debt	$311.4	$173.2	$173.2

The following table sets forth the maturities of the Company’s debt obligations as of February 28, 2007 for the remainder of fiscal 2007 and thereafter:

Three-month period ending May 31:
2007	$34.7
Fiscal years ending May 31:
2008	-
2009	138.0
2010	-
2011	-
Thereafter	173.4

Total debt	$346.1

Lines of Credit
Certain of Scholastic Corporation’s international subsidiaries had unsecured lines of credit available in local currencies equivalent to $66.2 in the aggregate at February 28, 2007, as compared to $65.4 at February 28, 2006 and $67.9 at May 31, 2006. There were borrowings outstanding under these lines of credit equivalent to $34.7 at February 28, 2007, as compared to $30.6 at February 28, 2006 and $33.8 at May 31, 2006. These lines of credit are considered short-term in nature. The weighted average interest rates on the outstanding amounts were 5.9% and 5.7% at February 28, 2007 and 2006, respectively, and 6.0% at May 31, 2006.

Credit Agreement
Scholastic Corporation and its principal operating subsidiary, Scholastic Inc., are parties to an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which expires on March 31, 2009. The Credit Agreement provides for aggregate borrowings of up to $190.0 (with a right in certain circumstances to increase borrowings to $250.0), including the issuance of up to $10.0 in letters of credit. Interest under this facility is either (i) at the prime rate or (ii) at a rate ranging from 0.325% over LIBOR (as defined) to 0.975% over LIBOR. There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee (when applicable) as of February 28, 2007 were 0.975% over LIBOR, 0.30% and 0.25%, respectively. The Credit Agreement contains certain covenants, including debt and interest coverage ratios (as defined), and limits dividends and other distributions. At February 28, 2007, $98.0 was outstanding under the Credit Agreement at a weighted average interest rate of 6.5%. There were no borrowings outstanding under the Credit Agreement at May 31, 2006 or February 28, 2006.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

Revolver
Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). The Revolver provides for unsecured revolving credit of up to $40.0 and expires on March 31, 2009. Interest under this facility is either (i) at the prime rate minus 1% or (ii) at a rate ranging from 0.375% over LIBOR (as defined) to 1.025% over LIBOR. There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of February 28, 2007 were 1.025% over LIBOR and 0.30%, respectively. The Revolver contains certain covenants, including debt and interest coverage ratios (as defined), and limits dividends and other distributions. At February 28, 2007, $40.0 was outstanding under the Revolver at a weighted average interest rate of 6.4% .. There were no borrowings outstanding under the Revolver at May 31, 2006 or February 28, 2006.

5.75% Notes due 2007
In January 2002, Scholastic Corporation issued $300.0 of 5.75% Notes (the “5.75% Notes”). The 5.75% Notes were senior unsecured obligations that matured on January 15, 2007 with interest payable semi-annually on July 15 and January 15 of each year through maturity. The Company repurchased approximately $6 of the 5.75% Notes on the open market in fiscal 2006 and approximately $36 of the 5.75% Notes on the open market during the first six months of fiscal 2007. In January 2007, the Company repaid the approximately $258 of the 5.75% Notes that remained outstanding at maturity.

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

4. Comprehensive Income (Loss)

The following table sets forth comprehensive income (loss) for the periods indicated:

	Three months ended		Nine months ended
	February 28,		February 28,

	2007	2006	2007	2006

Net income (loss)	$(7.7)	$(15.5)	$20.5	$30.2

Other comprehensive income (loss) -
foreign currency translation adjustment	(1.8)	0.7	(7.0)	(4.1)

Comprehensive income (loss)	$(9.5)	$(14.8)	$13.5	$26.1

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

5. Investment

In the quarter ended August 31, 2006, the Company participated in the organization of a new entity, the Children’s Network Venture LLC (“Children’s Network”), that produces and distributes educational children’s television programming under the name “Qubo.” The Company has contributed a total of $2.4 in cash and certain rights to existing television programming to the Children’s Network. The Company’s investment, which consists of a 12.25% equity interest, is accounted for using the equity method of accounting and is included in the Other assets and deferred charges section of the Company’s consolidated balance sheets.

6. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average Shares of Class A Stock and Common Stock outstanding during the period. Diluted earnings (loss) per share is calculated to give effect to potentially dilutive options to purchase Class A and Common Stock and RSUs and MSPP RSUs granted pursuant to the Company’s stock-based compensation plans that were outstanding during the period. The Company calculates per share figures prior to rounding in millions. The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended		Nine months ended
	February 28,		February 28,

	2007	2006	2007	2006

Net income (loss) for basic and diluted earnings
per share	$(7.7)	$(15.5)	$20.5	$30.2

Weighted average Shares of Class A Stock and
Common Stock outstanding for basic earnings
per share, in millions	42.6	41.8	42.3	41.4
Dilutive effect of Class A Stock and Common Stock
potentially issued pursuant to stock-based
compensation plans, in millions	-	-	0.5	0.8

Adjusted weighted average Shares of Class A Stock
and Common Stock outstanding for diluted
earnings per share, in millions	42.6	41.8	42.8	42.2

Earnings (loss) per share of Class A Stock and
Common Stock:

Basic	$(0.18)	$(0.37)	$0.49	$0.73
Diluted	$(0.18)	$(0.37)	$0.48	$0.71

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

7. Goodwill and Other Intangibles

Goodwill and Other intangible assets with indefinite lives are reviewed for impairment annually.

The following table summarizes the activity in Goodwill for the periods indicated:

	Nine months ended	Twelve months ended	Nine months ended
	February 28, 2007	May 31, 2006	February 28, 2006

Beginning balance	$253.1	$254.2	$254.2
Translation adjustments	1.0	(1.1)	(0.6)

Total	$254.1	$253.1	$253.6

The following table summarizes Other intangibles subject to amortization at the dates indicated:

	February 28, 2007	May 31, 2006	February 28, 2006

Customer lists	$3.2	$3.0	$3.0
Accumulated amortization	(3.0)	(2.9)	(2.8)

Net customer lists	0.2	0.1	0.2

Other intangibles	4.2	4.0	4.0
Accumulated amortization	(2.9)	(2.8)	(2.8)

Net other intangibles	1.3	1.2	1.2

Total	$1.5	$1.3	$1.4

Amortization expense for Other intangibles totaled $0.2 for both the nine months ended February 28, 2007 and February 28, 2006 and $0.3 for the twelve months ended May 31, 2006. Amortization expense for these assets is currently estimated to total $0.2 for each of the fiscal years ending May 31, 2007 through 2011. The weighted average amortization periods for these assets by major asset class are four years and twelve years for customer lists and other intangibles, respectively.

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	February 28, 2007	May 31, 2006	February 28, 2006

Net carrying value by major class:
Titles	$31.0	$31.0	$31.0
Licenses	17.2	17.2	17.2
Major sets	11.4	11.4	11.4
Trademarks and Other	17.5	17.5	17.5

Total	$77.1	$77.1	$77.1

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

	Pension Plans		Post-Retirement Benefits
	Three months ended		Three months ended
	February 28,		February 28,

	2007	2006	2007	2006

Components of Net Periodic Benefit Cost:
Service cost	$2.1	$2.0	$0.0	$0.1
Interest cost	2.3	2.1	0.5	0.5
Expected return on assets	(2.4)	(2.2)	-	(0.2)
Net amortization and deferrals	0.7	1.0	0.1	0.5

Net periodic benefit cost	$2.7	$2.9	$0.6	$0.9

	Pension Plans		Post-Retirement Benefits
	Nine months ended		Nine months ended
	February 28,		February 28,

	2007	2006	2007	2006

Components of Net Periodic Benefit Cost:
Service cost	$6.1	$6.1	$0.1	$0.4
Interest cost	6.9	6.2	1.4	1.4
Expected return on assets	(7.0)	(6.6)	-	(0.6)
Net amortization and deferrals	2.0	2.9	0.4	1.4

Net periodic benefit cost	$8.0	$8.6	$1.9	$2.6

The Company’s funding policy with respect to the Pension Plans is to contribute on an annual basis amounts that are allowable for tax purposes or mandated by local statutory requirements. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future. For the nine months ended February 28, 2007, the Company contributed $7.4, $0.5 and $0.0 to the U.S. Pension Plan, the U.K. Pension Plan and the Canadian Pension Plan, respectively. The Company expects, based on current actuarial calculations, to contribute cash of approximately $11 in the aggregate to the Pension Plans in the fiscal year ending May 31, 2007.

9. Sale of Investment

On February 28, 2007, the Company sold its remaining investment in the holding company of Editions Gallimard, a French publisher, for $4.2, resulting in a pre-tax gain of $3.0, or $0.04 per diluted share, which was recorded in both the three and nine month periods ended February 28, 2007.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(“MD&A”)

Overview and Outlook

Scholastic’s third fiscal quarter is its second smallest revenue period. Revenue for the quarter ended February 28, 2007 increased by $9.3 million, or 2%, as compared to the prior fiscal year quarter, reflecting higher revenues in the Children’s Book Publishing and Distribution, International and Educational Publishing segments. Operating loss for the quarter decreased by $10.0 million, driven by the Company’s previously announced cost savings initiatives. Key factors in the quarter ended February 28, 2007 included increased profitability in the school-based book club business, due to reduced promotion spending and amortization and fulfillment efficiencies, and higher sales of educational technology products, partially offset by higher promotion amortization and bad debt expense in the direct-to-home portion of the Company’s continuity business.

For the nine months ended February 28, 2007, revenues and operating income decreased from the prior fiscal year by $115.4 million and $19.8 million, respectively. The year-over-year differences in revenue and operating income reflect higher Harry Potter® revenues in the prior year period, which included the release of Harry Potter and the Half-Blood Prince, the sixth book in the planned seven book series, in July 2005, partially offset by increased profitability in the school-based book club business in the current year period.

Based on the lower-than-expected results for the direct-to-home portion of the continuity business in the quarter and the higher bad debt expense and promotion amortization that is anticipated to continue in that business in the fourth quarter, the Company lowered its profitability forecast for the fiscal year ending May 31, 2007. As a result, the Company has begun a detailed analysis in order to reposition this business for profitability in a more internet-based environment.

Results of Operations - Consolidated

Revenues for the quarter ended February 28, 2007 increased $9.3 million to $497.0 million, compared to $487.7 million in the prior fiscal year quarter. This increase was due to higher revenues in the Children’s Book Publishing and Distribution, International and Educational Publishing segments, which increased $9.2 million, $4.6 million and $1.1 million, respectively, partially offset by a $5.6 million decline in the Media, Licensing and Advertising segment, as compared to the prior fiscal year quarter. For the nine months ended February 28, 2007, revenues decreased $115.4 million to $1,567.4 million, compared to $1,682.8 million in the prior fiscal year period. This decrease related primarily to $135.0 million in lower revenues from the Children’s Book Publishing and Distribution segment compared to the prior fiscal year period, which reflected the July 2005 release of Harry Potter and the Half-Blood Prince, partially offset by a $24.7 million increase in revenues from the International segment.

Cost of goods sold as a percentage of revenues decreased to 48.8% in the quarter ended February 28, 2007, as compared to 50.2% in the prior fiscal year quarter, primarily due to product mix driven by improvements in school-based book clubs. For the nine months ended February 28, 2007, cost of goods sold as a percentage of revenues decreased to 47.0%, as compared to 49.9% in the prior fiscal year period, primarily due to costs related to the Harry Potter release in the prior fiscal year period.

SCHOLASTIC CORPORATION
Item 2. MD&A

Selling, general and administrative expenses as a percentage of revenues for the quarter ended February 28, 2007 decreased to 45.5%, as compared to 46.9% in the prior fiscal year quarter, due to reduced employee and employee related expenses related to the Company’s previously announced cost savings initiatives. The $2.3 million decrease in Selling, general and administrative expenses between these periods occurred despite higher severance costs and stock-based compensation expense, which increased by $1.3 million and $0.9 million, respectively, in the current year period. For the nine months ended February 28, 2007, Selling, general and administrative expenses as a percentage of revenues increased to 43.0% from 40.3% in the prior fiscal year period, primarily due to the prior year revenue benefit from Harry Potter and the Half-Blood Prince without a corresponding increase in expense.

Bad debt expense increased to $20.5 million, or 4.1% of revenues, for the quarter ended February 28, 2007, compared to $15.7 million, or 3.2% of revenues, in the prior fiscal year quarter. For the nine months ended February 28, 2007, bad debt expense increased to $55.7 million, or 3.6% of revenues, compared to $43.4 million, or 2.6% of revenues, in the prior fiscal year period. These increases related primarily to higher bad debt in the direct-to-home portion of the Company’s continuity business.

The resulting operating loss for the quarter ended February 28, 2007 was $7.8 million, compared to an operating loss of $17.8 million in the prior fiscal year quarter. For the nine months ended February 28, 2007, the resulting operating income decreased $19.8 million to $52.5 million, or 3.3% of revenues, from $72.3 million, or 4.3% of revenues, in the prior fiscal year period.

Other income was $3.0 million for both the three and nine months ended February 28, 2007, representing a gain from the sale of the Company’s remaining investment in a French publishing company.

The effective income tax rate for the three and nine months ended February 28, 2007 decreased to 36.8%, compared to 37.0% in each of the prior fiscal year periods.

Net loss was $7.7 million, or $0.18 per diluted share, for the quarter ended February 28, 2007, compared to a net loss of $15.5 million, or $0.37 per diluted share, in the prior fiscal year quarter. For the nine months ended February 28, 2007, net income was $20.5 million, or $0.48 per diluted share, compared to $30.2 million, or $0.71 per diluted share, in the prior fiscal year period.

Results of Operations - Segments

Children’s Book Publishing and Distribution

	Three months ended		Nine months ended
($ amounts in millions)	February 28,		February 28,

	2007	2006	2007	2006

Revenues	$280.1	$270.9	$835.4	$970.4
Operating income (loss)	4.4	(3.2)	36.7	65.7

Operating margin	1.6%	*	4.4%	6.8%

* not meaningful

SCHOLASTIC CORPORATION
Item 2. MD&A

Revenues in the Children’s Book Publishing and Distributionsegment for the quarter ended February 28, 2007 increased $9.2 million, or 3.4%, to $280.1 million, compared to $270.9 million in the prior fiscal year quarter. Revenues from the Company’s continuity businesses increased $11.7 million, of which approximately $6 million was attributable to new customers in the direct-to-home portion of this business acquired through web-based sales initiatives and approximately $5 million was attributable to higher sales in school-based continuity programs. School-based book fair revenues increased $2.6 million, primarily due to higher revenue per fair. These increases were partially offset by a $4.9 million decrease in school-based book club revenues due to the previously-announced elimination of the Troll®/Carnival® and Trumpet®book clubs.

Segment operating income for the quarter ended February 28, 2007 was $4.4 million, compared to a $3.2 million operating loss in the prior fiscal year quarter. This improvement was primarily driven by higher operating income in the Company’s school-based book club business due to reduced promotion costs and fulfillment efficiencies that resulted from the Company’s cost savings initiatives, including the elimination of the Troll/Carnival and Trumpet book clubs. This increase was partially offset by a $3.9 million larger operating loss in the Company’s continuity businesses, primarily due to lower operating results in the direct-to-home portion of this business.

Revenues for the nine months ended February 28, 2007 decreased $135.0 million, or 13.9%, to $835.4 million, compared to $970.4 million in the prior fiscal year period. This decrease was substantially due to lower Harry Potter revenues in the current fiscal year period, which declined by approximately $180 million due to the release of Harry Potter and the Half-Blood Prince in the prior fiscal year period, as well as a $9.4 million decrease in school-based book club revenues due to the previously-announced elimination of the Troll/Carnival and Trumpet book clubs. These declines were partially offset by a $27.9 million increase in revenues from the Company’s continuity businesses principally resulting from new web-based customers in the direct-to-home continuity programs, a $16.6 million increase in school-based book fair revenues primarily attributable to an increase in revenue per fair, and an approximately $10 million increase in non-Harry Potter trade revenues. The elimination of the Troll/Carnival and Trumpet book clubs did not have a more significant impact on segment revenues because of the Company’s successful implementation of its plan to migrate customers from these smaller, less efficient clubs to its core Scholastic-branded clubs.

Segment operating income for the nine months ended February 28, 2007 decreased $29.0 million, or 44.1%, to $36.7 million, compared to $65.7 million in the prior fiscal year period primarily due to the lower Harry Potter revenues in the Company’s trade business, partially offset by an increase in operating income in school-based book clubs.

The following table highlights the results of the direct-to-home portion of the Company’s continuity programs, which is included in the Children’s Book Publishing and Distribution segment.

	Three months ended		Nine months ended
($ amounts in millions)	February 28,		February 28,

	2007	2006	2007	2006

Revenues	$41.3	$34.6	$115.7	$93.0
Operating loss	(6.6)	(2.5)	(17.5)	(13.3)

Operating margin	*	*	*	*

* not meaningful

SCHOLASTIC CORPORATION
Item 2. MD&A

Revenues from the direct-to-home portion of the Company’s continuity business increased $6.7 million, or 19.4%, to $41.3 million for the quarter ended February 28, 2007, as compared to $34.6 million in the prior fiscal year quarter. For the nine months ended February 28, 2007, revenues increased $22.7 million, or 24.4%, to $115.7 million as compared to $93.0 million in the prior fiscal year period. These increases were primarily attributable to new web-based customers.

The operating loss for the direct-to-home portion of the continuity business was $6.6 million in the quarter ended February 28, 2007, as compared to $2.5 million in the prior fiscal year quarter, and $17.5 million for the nine months ended February 28, 2007, as compared to $13.3 million in the prior fiscal year period. The operating losses in the three and nine month periods ended February 28, 2007 were larger compared to the respective prior year periods despite the corresponding revenue increases between those periods substantially due to higher promotion amortization, which increased by $5.9 million and $11.6 million, respectively, and higher bad debt expense, which increased by $3.5 million and $9.6 million, respectively, in the current fiscal year periods, associated with the acquisition of new customers and weaker performance of subsequent programs.

Excluding the direct-to-home portion of the continuity business, segment revenues increased $2.5 million, or 1.1%, to $238.8 million for the quarter ended February 28, 2007, compared to $236.3 million in the prior fiscal year quarter, and decreased $157.7 million, or 18.0%, to $719.7 million for the nine months ended February 28, 2007, compared to $877.4 million in the prior fiscal year period.

Excluding the direct-to-home portion of the continuity business, segment operating income was $11.0 million in the quarter ended February 28, 2007, compared to an operating loss of $0.7 million in the prior fiscal year quarter, and segment operating income was $54.2 million in the nine months ended February 28, 2007, compared to $79.0 million in the prior fiscal year period.

Educational Publishing

	Three months ended		Nine months ended
($ amounts in millions)	February 28,		February 28,

	2007	2006	2007	2006

Revenues	$74.6	$73.5	$299.2	$301.0
Operating income (loss)	(3.0)	(3.5)	46.8	45.6

Operating margin	*	*	15.6%	15.1%

* not meaningful

Revenues in the Educational Publishing segment for the quarter ended February 28, 2007 increased $1.1 million, or 1.5%, to $74.6 million, compared to $73.5 million in the prior fiscal year quarter. Revenues from sales of educational technology products increased $4.7 million, or approximately 27%, led by the Company’s READ 180® reading intervention program, partially offset by lower revenues from the balance of the segment, including a $1.9 million decrease in library publishing sales. Segment revenues for the nine months ended February 28, 2007 decreased by $1.8 million to $299.2 million, compared to $301.0 million in the prior fiscal year period. Revenues from sales of educational technology products increased $13.8 million, but were more than offset by lower revenues from the balance of the segment, including an $11.2 million decrease in revenues from sales of paperback collections and library publishing revenues.

SCHOLASTIC CORPORATION
Item 2. MD&A

Segment operating loss for the quarter ended February 28, 2007 was $3.0 million, compared to $3.5 million in the prior fiscal year quarter. Segment operating income for the nine months ended February 28, 2007 increased $1.2 million, or 2.6%, to $46.8 million, compared to $45.6 million in the prior fiscal year period. These improvements were primarily due to the higher revenues from sales of educational technology products.

Media, Licensing and Advertising

	Three months ended		Nine months ended
($ amounts in millions)	February 28,		February 28,

	2007	2006	2007	2006

Revenues	$40.8	$46.4	$113.1	$116.4
Operating income	3.0	6.3	6.1	8.3

Operating margin	7.4%	13.6%	5.4%	7.1%

Revenues in the Media, Licensing and Advertising segment for the quarter ended February 28, 2007 decreased $5.6 million, or 12.1%, to $40.8 million, compared to $46.4 million in the prior fiscal year quarter. This decrease was due to lower sales of software and multimedia products, which declined by $3.0 million, and lower television programming revenues, which declined by $2.3 million. Segment revenues for the nine months ended February 28, 2007 decreased $3.3 million, or 2.8%, to $113.1 million, compared to $116.4 million in the prior fiscal year period. This decrease was due to a $10.2 million decrease in television programming revenues, partially offset by a $3.0 million increase in revenues from sales of software and multimedia products and a $2.5 million increase in consumer magazine revenues.

Segment operating income for the quarter ended February 28, 2007 decreased by $3.3 million to $3.0 million, compared to $6.3 million in the prior fiscal year quarter. Segment operating income for the nine months ended February 28, 2007 decreased by $2.2 million to $6.1 million, compared to $8.3 million in the prior fiscal year period. These decreases were primarily due to lower revenues.

International

	Three months ended		Nine months ended
($ amounts in millions)	February 28,		February 28,

	2007	2006	2007	2006

Revenues	$101.5	$96.9	$319.7	$295.0
Operating income	3.5	2.3	17.8	9.6

Operating margin	3.4%	2.4%	5.6%	3.3%

Revenues in the International segment for the quarter ended February 28, 2007 increased $4.6 million, or 4.7%, to $101.5 million, compared to $96.9 million in the prior fiscal year quarter, primarily due to a $3.8 million favorable impact from foreign currency exchange rates. Segment revenues for the nine months ended February 28, 2007 increased $24.7 million, or 8.4%, to $319.7 million, as compared to $295.0 million in the prior fiscal year period, primarily due to a $12.4 million favorable impact from foreign currency exchange rates, as well as revenue growth in Canada equivalent to $7.1 million.

SCHOLASTIC CORPORATION
Item 2. MD&A

Segment operating income for the quarter ended February 28, 2007 increased by $1.2 million to $3.5 million, as compared to $2.3 million in the prior fiscal year quarter. Segment operating income for the nine months ended February 28, 2007 increased by $8.2 million to $17.8 million, compared to $9.6 million in the prior fiscal year period, primarily due to higher operating income in Canada.

Seasonality

The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based book club and book fair revenues are greatest in the second quarter of the fiscal year, while revenues from the sale of instructional materials and educational technology products are highest in the first quarter. The Company experiences a loss from operations in the first and third quarters of each fiscal year.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $29.4 million at February 28, 2007, compared to $219.5 million at February 28, 2006 and $205.3 million at May 31, 2006.

Cash provided by operating activities was $55.4 million for the nine months ended February 28, 2007 compared to $210.5 in the prior fiscal year period. This decrease was due to lower net income in the current fiscal year period as compared to the prior year period, as well as unfavorable net changes in working capital accounts between the two periods, substantially due to the higher Harry Potter revenues in the prior fiscal year period. The most significant of these working capital account changes occurred in Accrued royalties, which increased $20.7 million in the nine months ended February 28, 2007 compared to an increase of $89.2 million in the prior fiscal year period, and Accounts payable and other accrued expenses, which decreased $28.1 million in the nine months ended February 28, 2007 compared to a $38.1 million increase in the prior fiscal year period.

Cash used in investing activities was $91.8 million in the nine months ended February 28, 2007, compared to $118.0 million in the prior fiscal year period. This decrease was due primarily to an $18.9 million decrease in Additions to property, plant and equipment, which totaled $27.7 million for the nine months ended February 28, 2007 compared to $46.6 million in the prior fiscal year period, principally due to higher information technology spending in the prior period, when the Company implemented a new computer-based order entry, customer service, accounts receivable and collection system.

Cash used in financing activities was $140.4 million in the nine months ended February 28, 2007, compared to cash provided by financing activities of $16.2 million in the prior fiscal year period. This change was due principally to the effect of a higher cash position at the beginning of the nine months ended February 28, 2007 compared to the beginning of the prior fiscal year period, along with the repurchase on the open market of approximately $36 million of the 5.75% Notes due January 15, 2007 (the “5.75% Notes”) of Scholastic Corporation (the “Corporation”) during the period, together with the repayment of the balance of the approximately $260 million of 5.75% Notes that remained outstanding, in addition to $7.4 million of accrued interest thereon, at maturity. Net cash borrowings under the Credit Agreement and Revolver (as defined under “Financing” below) increased $138.0 million in the nine months ended February 28, 2007 as compared to the prior fiscal period, as the Company utilized available borrowings under these facilities, as well as cash on hand, to fund the repayment of the 5.75% Notes.

SCHOLASTIC CORPORATION
Item 2. MD&A

Due to the seasonality of its business as discussed under “Seasonality” above, the Company experiences negative cash flow in the June through October time period. As a result of the Company’s business cycle, seasonal borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

The Company’s operating philosophy is to use cash provided from operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, by making acquisitions that will complement its portfolio of businesses. Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of debt in the public markets and borrowings from lending institutions. As of February 28, 2007, the Company’s primary sources of liquidity consisted of cash and cash equivalents, including short-term investments, of $29.4 million and borrowings remaining available under the Credit Agreement and Revolver totaling $92.0 million. The Company believes that it has sufficient working capital and liquidity to support its operations, repay indebtedness upon maturity, and continue to make investments in its businesses, both over the next fiscal year and for the foreseeable future. However, should additional capital be needed, including to fund future investment or acquisition activity, the Company may seek to raise additional capital through various debt or other offerings. The Company believes it has adequate access to this capital; however, there can be no assurance that the Company will be able to raise additional capital on terms that are favorable to the Company.

During the quarter ended August 31, 2006, the Company’s credit rating was downgraded from BB+ to BB by Standard & Poor’s and from Baa3 to Ba1 by Moody’s Investor Service. Under prevailing market conditions, the Company believes that these ratings afford it adequate access to the public and private markets for debt.

Financing

Scholastic Corporation and its principal operating subsidiary, Scholastic Inc., are parties to an unsecured revolving credit agreement with certain banks (the “Credit Agreement”), which expires on March 31, 2009. The Credit Agreement provides for aggregate borrowings of up to $190.0 million (with a right in certain circumstances to increase borrowings to $250.0 million), including the issuance of up to $10.0 million in letters of credit. Interest under this facility is either (i) at the prime rate or (ii) a rate ranging from 0.325% over LIBOR (as defined) to 0.975% over LIBOR. There is a facility fee ranging from 0.10% to 0.30% and a utilization fee ranging from 0.05% to 0.25% if borrowings exceed 50% of the total facility. The amounts charged vary based upon the Company’s credit rating. The interest rate, facility fee and utilization fee (when applicable) as of February 28, 2007 were 0.975% over LIBOR, 0.30% and 0.25%, respectively. The Credit Agreement contains certain covenants, including debt and interest coverage ratios (as defined), and limits dividends and other distributions. At February 28, 2007, $98.0 million was outstanding under the Credit Agreement at a weighted average interest rate of 6.5%. There were no borrowings outstanding under the Credit Agreement at February 28, 2006 or May 31, 2006.

SCHOLASTIC CORPORATION
Item 2. MD&A

Scholastic Corporation and Scholastic Inc. are joint and several borrowers under an unsecured revolving loan agreement with a bank (the “Revolver”). The Revolver provides for unsecured revolving credit of up to $40.0 million and expires on March 31, 2009. Interest under this facility is either (i) at the prime rate minus 1% or (ii) at a rate ranging from 0.375% over LIBOR (as defined) to 1.025% over LIBOR. There is a facility fee ranging from 0.10% to 0.30%. The amounts charged vary based upon the Company’s credit rating. The interest rate and facility fee as of February 28, 2007 were 1.025% over LIBOR and 0.30%, respectively. The Revolver contains certain covenants, including debt and interest coverage ratios (as defined), and limits dividends and other distributions. At February 28, 2007, $40.0 million was outstanding under the Revolver at a weighted average interest rate of 6.4%. There were no borrowings outstanding under the Revolver at February 28, 2006 or May 31, 2006.

The Credit Agreement and Revolver allow the Company to borrow, repay or, to the extent permitted by the agreements, prepay and re-borrow at any time prior to the stated maturity dates and subject to the terms and conditions of the facilities. The increases in borrowings under the Credit Agreement and Revolver at the end of the current year period compared to the prior year periods were primarily due to the repayment of the outstanding 5.75% Notes at maturity in January 2007. At February 28, 2007, the Company was in compliance with its covenants under each of these facilities.

Unsecured lines of credit available in local currencies to certain of Scholastic Corporation’s international subsidiaries were, in the aggregate, equivalent to $66.2 million at February 28, 2007, as compared to $65.4 million at February 28, 2006 and $67.9 million at May 31, 2006. These lines are used primarily to fund local working capital needs. There were borrowings outstanding under these lines of credit equivalent to $34.7 million at February 28, 2007 as compared to $30.6 million at February 28, 2006 and $33.8 million at May 31, 2006. These lines of credit are considered short-term in nature. The weighted average interest rate on the outstanding borrowings was 5.9% and 5.7% at February 28, 2007 and 2006, respectively, and 6.0% at May 31, 2006.

The Company’s total debt obligations at February 28, 2007, May 31, 2006 and February 28, 2006 were $346.1 million, $502.4 million and $500.0 million, respectively. The lower level of total debt at February 28, 2007 compared to the levels at the end of the prior year periods was substantially due to the repayment of the approximately $260 million of 5.75% Notes that remained outstanding at maturity in January 2007, as discussed in “Liquidity and Capital Resources” above.

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

SCHOLASTIC CORPORATION
Item 2. MD&A

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

The Company adopted the fair value recognition provisions of SFAS 123R, which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective method. SFAS 123R requires the Company to recognize the cost of employee and director services received in exchange for any stock-based awards. Under SFAS 123R, the Company recognizes compensation expense over an award’s requisite service period, which is generally the vesting period, based on the award’s fair value at the date of grant.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 50% of the Company’s debt at February 28, 2007 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 7% at May 31, 2006 and approximately 6% at February 28, 2006, with the higher level at the end of the current fiscal year period due to utilization of available borrowings under the Credit Agreement and Revolver, which are variable rate instruments, to repay the outstanding 5.75% Notes at maturity in January 2007. The Company is subject to the risk that market interest rates and its cost of borrowing may increase and thereby increase the interest charged under its variable-rate debt, as well as the risk that variable-rate borrowings may represent a larger portion of total debt in the future.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of February 28, 2007 (see Note 3 of Notes to Condensed Consolidated Financial Statements - Unaudited in Item 1, “Financial Statements”):

($ amounts in millions)	Fiscal Year Maturity

	2007	2008	2009		2010	2011	Thereafter	Total

Debt Obligations
Lines of credit	$34.7	$-	-		$-	$-	$-	$34.7
Average interest rate	5.9%

Long-term debt:
Fixed-rate debt	$-	$-	-		$-	$-	$175.0	$175.0
Variable-rate debt			$138.0	(1)				$138.0
Average interest rate			6.4%				5.0%

(1)	Represents amounts drawn on the Revolver and the Credit Agreement, which have credit lines totaling $230.0 and expire in fiscal 2009.

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company's management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of February 28, 2007, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION
SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.1	Agreement between Maureen O’Connell and Scholastic Inc., dated February 12, 2007, regarding employment.

10.2	Agreement between Mary A. Winston and Scholastic Inc., dated January 16, 2007, with regard to certain severance arrangements.

10.3	Amendment No. 4 to the Scholastic Corporation 1995 Stock Option Plan, dated as of March 21, 2007.

10.4	Amendment No. 2 to the Scholastic Corporation 2001 Stock Incentive Plan, dated as of March 20, 2007.

10.5	Amendment No. 3 to the Scholastic Corporation 2004 Class A Stock Incentive Plan, dated as of March 20, 2007.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: March 30, 2007	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President and Chief
Executive Officer
(Principal Executive Officer)

Date: March 30, 2007	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President,
Chief Administrative Officer and
Chief Financial Officer
(Principal Financial Officer and
Chief Accounting Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED FEBRUARY 28, 2007
Exhibits Index

Exhibit
Number	Description of Document

10.1	Agreement between Maureen O’Connell and Scholastic Inc., dated February 12, 2007, regarding employment.

10.2	Agreement between Mary A. Winston and Scholastic Inc., dated January 16, 2007, with regard to certain severance arrangements.

10.3	Amendment No. 4 to the Scholastic Corporation 1995 Stock Option Plan, dated as of March 21, 2007.

10.4	Amendment No. 2 to the Scholastic Corporation 2001 Stock Incentive Plan, dated as of March 20, 2007.

10.5	Amendment No. 3 to the Scholastic Corporation 2004 Class A Stock Incentive Plan, dated as of March 20, 2007.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.