Form 10-K
period 2007-05-31
SCHOLASTIC CORP
filed 2007-07-30
CIK 866729

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

Annual Report pursuant to section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2007 | Commission File No. 000-19860

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of November 30, 2006, was approximately $1,134,508,532. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant’s voting stock as of June 30, 2007 was as follows: 36,583,142 shares of Common Stock and 1,656,200 shares of Class A Stock.

Documents Incorporated By Reference

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 19, 2007.

Part I

Item 1 | Business

Overview

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is a global children’s publishing, education and media company. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading and learning. The Company is the world’s largest publisher and distributor of children’s books and a leading developer of educational technology products. Scholastic also creates quality educational and entertainment materials and products for use in school and at home, including magazines, children’s reference and non-fiction materials, teacher materials, television programming, film, videos and toys. The Company is a leading operator of school-based book clubs and book fairs and continuity programs in the United States. It distributes its products and services through these proprietary channels, as well as directly to schools and libraries, through retail stores and the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. In addition to its operations in the United States, Scholastic has long-established operations in Canada, the United Kingdom, Australia, New Zealand and Asia and newer operations in Argentina, China, India, Ireland and Mexico and, through its export business, sells products in over 135 countries.

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

The following table sets forth revenues by operating segment for the three fiscal years ended May 31:

		(Amounts in millions)

	2007	2006	2005

Children’s Book Publishing and Distribution	$1,155.3	$1,304.0	$1,152.5
Educational Publishing	412.7	416.1	404.6
Media, Licensing and Advertising	162.5	151.6	133.1
International	448.6	412.1	389.7

Total	$2,179.1	$2,283.8	$2,079.9

Additional financial information covering the Company’s operating segments is included in Note 2 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION
(53.0% of fiscal 2007 revenues)

General

The Company’s Children’s Book Publishing and Distribution segment includes the publication and distribution of children’s books in the United States through school-based book clubs and book fairs, school-based and direct-to-home continuity programs and the trade channel.

The Company is the world’s largest publisher and distributor of children’s books and is the largest operator of school-based book clubs and school-based book fairs in the United States. The Company is also a leading publisher of children’s books distributed through the trade channel and the leading distributor in the United States of children’s books through direct-to-home continuity programs primarily for children ages five and younger. In fiscal 2007, the Company published or distributed approximately 400 million children’s books in the United States.

Scholastic offers a broad range of children’s books, many of which have received awards for excellence in children’s literature, including the Caldecott and Newbery Awards.

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

School-Based Book Clubs

Scholastic founded its first school-based book club in 1948. The Company’s school-based book clubs consist of Honeybee®, serving children ages 1½ to 4; Firefly®, serving pre-kindergarten (“pre-K”) and kindergarten (“K”) students; SeeSaw®, serving students grades K to 1; Lucky®, serving students grades 2 to 3; Arrow®, serving students grades 4 to 6; TAB®, serving students grades 7 to 12; and Club Leo™, which provides Spanish language offers to students pre-K to grade 8. In fiscal 2007, the Company implemented its previously announced plan to eliminate two of its smaller clubs, Trumpet® and Troll®/Carnival®. In addition to its regular offers, the Company creates special theme-based offers targeted to different grade levels during the year.

The Company mails promotional materials containing order forms to teachers in the vast majority of the pre-K to grade 8 classrooms in the United States. Teachers who wish to participate in a school-based book club distribute the order forms to their students, who may choose from selections at substantial reductions from list prices. The teacher aggregates the students’ orders and forwards them to the Company by internet, phone, mail or fax. The Company estimates that over 80% of all elementary school teachers in the United States participate in the Company’s school-based book clubs. In fiscal 2007, orders through the internet accounted for approximately 50% of total book club orders. The orders are then shipped to the teacher for distribution to the students. Teachers who participate in the book clubs receive bonus points, which may be redeemed for the purchase of additional books and other resource materials for their classrooms or the school.

School-Based Book Fairs

Scholastic entered the school-based book fair business in 1981. Since that date, the Company has grown this business by expanding into new markets, including through selected acquisitions, and by increasing its business in its existing markets by (i) growing revenue on a per fair basis and (ii) increasing the number of fairs held at its existing school customers. The Company is the leading operator of school-based book fairs in the United States.

Book fairs are generally week-long events conducted on school premises, operated by school librarians and/or parent-teacher organizations. Book fair events provide children with access to hundreds of titles and allow them to purchase books and other select products at the school. The Company provides books to schools for resale, and the schools conduct the book fairs as fundraisers for a variety of purposes, such as to purchase books, supplies and equipment for the school, and to make quality books available to their students in order to stimulate interest in reading.

The Company operates school-based book fairs in all 50 states under the name Scholastic Book Fairs®. Books and display cases are delivered to schools from the Company’s warehouses principally by a fleet of leased vehicles. Sales and customer service functions are performed from regional sales offices supported by field representatives and from the Company’s distribution facilities in Missouri and Arkansas. Over 85% of the schools that sponsored a Scholastic book fair in fiscal 2006 sponsored a Scholastic book fair again in fiscal 2007.

Continuity Programs

The Company operates continuity programs whereby families generally place an order to receive multiple shipments of children’s books over a period of time. Continuity programs are promoted through (i) direct-to-home offers, primarily through print promotions, the internet, telemarketing and direct mail, and (ii) offers in the Company’s school-based book clubs. The Company’s direct-to-home continuity business is the leading direct-to-home seller of books for children age five and under. In fiscal 2007, offerings through the Company’s direct-to-home continuity business included Scholastic publishing properties, such as The New Book of Knowledge® encyclopedia, My First Steps to Learning® and Scholastic’s Phonics Reading Program, as well as licensed programs, such as Disney Wonderful World of Reading™, Dr. Seuss and Friends™, Nick Jr.™, Play to Learn, and Veggie Tales™. Continuity programs offered through Scholastic’s school-based book clubs include Care Bears® Ultimate Magic, Thomas and Friends™, Ultimate Spy University™ and How to Master Everything.

Trade

Scholastic is a leading publisher of children’s books sold through bookstores and mass merchandisers in the United States. The Company maintains approximately 6,000 titles for trade distribution. Scholastic’s original publications include Harry Potter®, I Spy™, Captain Underpants®, Clifford The Big Red Dog®, Geronimo Stilton® and Goosebumps® and licensed properties such as Taggies®, Scooby-Doo®, Star Wars® and Littlest Pet Shop. In addition, the Company’s Klutz® imprint is a publisher and creator of “books plus” products for children, including titles such as Paper Fashions and How to Make Paper Airplanes.

The Company’s trade sales organization focuses on marketing and selling Scholastic’s publishing properties to bookstores, mass merchandisers, specialty sales outlets and other book retailers. Scholastic bestsellers during fiscal 2007 included books from the Harry Potter, Captain Underpants, I Spy, Taggies, Lego and Charlie Bone™ series and individual titles, such as The Wandmaker’s Guidebook, The Invention of Hugo Cabret and I Love You Through and Through.

Other

Also included in this segment is The Book People, a direct seller of books for children and adults through display marketing and corporate book fairs in hospitals, office buildings and other point of sale locations. In fiscal 2007, the Company decided to focus on growing the more profitable corporate book fairs portion of this business and, as a result, exited the display marketing portion of this business.

EDUCATIONAL PUBLISHING
(18.9% of fiscal 2007 revenues)

General

The Company’s Educational Publishing segment includes the production and/or publication and distribution to schools and libraries of educational technology products, curriculum materials, children’s books, classroom magazines and print and on-line reference and non-fiction products for grades pre-K to 12 in the United States.

The Company is a leading provider of educational technology products and reading materials for schools and libraries. Scholastic has been providing quality, innovative educational materials to schools and libraries since it began publishing classroom magazines in the 1920s. The Company added supplementary books and texts to its product line in the 1960s, professional books for teachers in the 1980s and early childhood products and core curriculum materials, including educational technology products, in the 1990s. In 1996, the Company strengthened its Spanish language offerings through the acquisition of Lectorum Publications, Inc., the largest Spanish language book distributor to schools and libraries in the United States. As a result of the acquisition of Grolier Incorporated (“Grolier”) in 2000, the Company is the leading print and on-line publisher of children’s reference and non-fiction products sold primarily to school libraries in the United States. In 2002, the Company acquired Tom Snyder Productions, Inc., a developer and publisher of interactive educational software. The Company markets and sells its Educational Publishing products through a combination of field representatives, direct mail, telemarketing and the internet.

Curriculum Publishing and Educational Technology

Scholastic’s curriculum publishing operations develop and distribute instructional materials directly to schools in the United States, primarily purchased through school and district budgets. These core curriculum operations include reading improvement programs and educational technology products.

The Company focuses its core curriculum publishing efforts on reading improvement materials and the effective use of technology to support learning. Scholastic’s technology-based reading improvement programs include READ 180®, a reading intervention program for students in grades 4 to 12 reading at least two years below grade level, SCHOLASTIC ZIP ZOOM™ for grades K to 3, which supports beginning reading skills for English language learners, ReadAbout® for grades 3 to 6, which combines adaptive technology with engaging non-fiction content, Scholastic Reading Counts!™, which encourages reading through a school-managed incentive program, and FASTT Math™, a technology-based program to improve math fluency, developed with the creator of READ 180, as well as Grolier Online®, which provides subscriptions to reference databases for schools and libraries. The Company considers its educational technology products, such as READ 180, to be the fastest growing portion of Educational Publishing and, as of May 31, 2007, has focused Scholastic Education on technology.

Scholastic Classroom and Library Publishing

The Company distributes paperback collections to schools and school districts for classroom libraries and other uses, as well as to literacy organizations. Scholastic is a leading publisher of quality children’s reference and non-fiction products and encyclopedias sold primarily to schools and libraries in the United States. Products include The New Book of Knowledge and reference materials published under the Grolier® name. The Company’s products also include non-fiction books published in the United States under the imprints Children’s Press® and Franklin Watts®, including books from the America the Beautiful, Enchantment of the World and True Books series, as well as Lectorum products.

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

Scholastic’s classroom magazine circulation in the United States in fiscal 2007 was more than 8.1 million, with approximately two-thirds of the circulation in grades pre-K to 6. In fiscal 2007, teachers in approximately 65% of the schools in the United States used the Company’s classroom magazines. The various classroom magazines are distributed either on a weekly, biweekly or monthly basis during the school year and are supplemented by timely materials featured on the Company’s website, scholastic.com.

The majority of the magazines purchased are paid for with school or district funds, with teachers or students paying for the balance. Circulation revenue accounted for substantially all of the classroom magazine revenues in fiscal 2007.

Teaching Resources

The Company publishes and sells professional books designed for and generally purchased by teachers, both directly from the Company and through teacher stores and booksellers. The Company also operates its own on-line Teacher Store, which provides professional books and other educational materials to schools and teachers, and scholastic.com is a leading website for teachers and classrooms, offering multimedia teaching units, lesson plans, teaching tools and on-line activities.

MEDIA, LICENSING AND ADVERTISING
(7.5% of fiscal 2007 revenues)

General

The Company’s Media, Licensing and Advertising segment includes the production and/or distribution of media and electronic products and programs (including children’s television programming, videos, DVD’s, software, feature films, interactive and audio products, promotional activities and non-book merchandise); and advertising revenue, including sponsorship programs.

Production and Distribution

Through Scholastic Entertainment Inc. (“SEI”), Soup2Nuts Inc. (“S2N”) and the Weston Woods Studio, the Company’s entertainment and media division creates and produces television programming, videos, DVD’s, feature films, and branded websites. SEI builds consumer awareness and value for the Company’s franchises by creating family-focused shows that form the basis for global branding campaigns. Scholastic Media generates revenue by exploiting these assets globally across multiple media formats and by developing and executing brand-marketing campaigns.

SEI has built a television library of over 400 half-hour productions, including: Clifford The Big Red Dog, Clifford’s Puppy Days™, Maya & Miguel™, The Magic School Bus®, I Spy, Goosebumps, Animorphs®, Dear America® and The Baby-sitters Club®. These series have been sold in the United States and internationally in various media formats. In fiscal 2007, the Company participated in the organization of a new children’s programming network, which produces educational children’s television programming under the name qubo. This programming network features bilingual content with a mission to promote literacy and values in children’s television. The Company offered Dav Pilkey’s Dragon television series as its first programming contribution to the new network and in addition produced 15 thirty-second pro-literacy public service announcements, which air twice per hour.

In fiscal 2007, the Company announced that SEI would be the producer of The Golden Compass, which is a feature film, scheduled to be released in late 2007 based on the first book in Philip Pullman’s best-selling trilogy, His Dark Materials. SEI is also the licensing agent for The Golden Compass, and the Company controls worldwide tie-in publishing rights.

S2N, an award-winning producer of animated television and web programming, has produced over 100 half-hour episodes of television programming, including the animated series Time Warp Trio and O’Grady™. In fiscal 2007, S2N commenced production of a new animated series called WordGirlTM, scheduled to be broadcast in the fall of 2007, about a fifth grade girl who transforms into a super-heroine and uses vocabulary to defeat villains.

Weston Woods Studios creates audiovisual adaptations of classic children’s picture books, such as Where the Wild Things Are, Chrysanthemum and Make Way for Ducklings, that are initially produced for the school and library market as a supplemental educational resource. SEI has repackaged 40 titles for sale to the consumer market under the Scholastic Video Collection banner. Weston Woods Studios has received numerous awards, including eight Andrew Carnegie Medals for Excellence in Children’s Video and an Academy Award nomination.

Brand Marketing and Consumer Products

Scholastic Media creates and develops award-winning global branding campaigns for Scholastic properties in order to extend and strengthen Scholastic’s consumer connection with parents, children and teachers. In addition to licensing rights for consumer products, SEI designs, manufactures and distributes consumer products primarily based on Scholastic’s literary properties, such as a line of upscale plush toys and wooden puzzles based on Clifford The Big Red Dog, The Magic School Bus, The Real Mother Goose®, Maya & Miguel, Kim Parker Kids™, No David!™, Fergus™ and Dear Mrs. LaRue™.

The products are available through independent toy/gift stores, specialty chains, department stores,

mail order catalogs and bookstores, as well as through Scholastic’s school-based book clubs, school-based book fairs and continuity programs.

Software and Interactive Products

Scholastic Media distributes original and licensed consumer software, handheld and console products with accessories and DVDs for grades K to 8 through its school-based software clubs, book clubs and book fairs and its continuity programs, as well as the library/teacher market and the trade market. The Company acquires software and interactive products for distribution in all of these channels through a combination of licensing, purchases of product from software publishers and internal development. The Company’s CD-ROM and Leapster titles include the award-winning series I Spy, Brain Play, Clifford, Animal Genius and Math Missions™.

Advertising

Certain of the Company’s magazine properties generate advertising revenues as their primary source of revenue, including Instructor®, Scholastic Administrator™ and Coach and Athletic Director™, which are directed to teachers and education professionals and are distributed during the academic year. Subscriptions for these magazines are solicited primarily by direct mail, with total circulation of approximately 330,000 in fiscal 2007. Scholastic Parent and Child® magazine, which is directed at parents and distributed through schools and childcare programs, had circulation of approximately 1.2 million in fiscal 2007. These magazines carry paid advertising, advertising for Scholastic products and paid advertising for clients that sponsor customized programs.

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
(20.6% of fiscal 2007 revenues)

General

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

Scholastic has long-established operations in Canada, the United Kingdom, Australia, New Zealand and Asia and also has newer operations in Argentina, China, India, Ireland and Mexico. Scholastic’s operations in Canada, the United Kingdom and Australia generally mirror its United States business model. The Company’s international operations have original trade and educational publishing programs; distribute children’s books, software and other materials through school-based book clubs, school-based book fairs, trade channels and direct-to-home continuity programs; distribute magazines; and offer on-line services. Many of the Company’s international operations also have their own export and foreign rights licensing programs and are book publishing licensees for major media properties. Original books published by most of these operations have received awards of excellence in children’s literature. In Asia, the Company primarily publishes and distributes reference products and provides services under the Grolier name.

Canada

Scholastic Canada, founded in 1957, is a leading publisher and distributor of English and French language children’s books, is the largest school-based book club and school-based book fair operator in Canada and is one of the leading suppliers of original or licensed children’s books to the Canadian trade market. Since 1965, Scholastic Canada has also produced quality Canadian-authored books and educational materials, including an early reading program sold to schools for grades K-6. Grolier Canada is a leading operator of direct-to-home continuity programs in Canada.

United Kingdom

Scholastic UK, founded in 1964, is the largest school-based book club and school-based book fair operator and a leading children’s publisher in the United Kingdom. Scholastic UK also publishes magazines for teachers and supplemental educational materials, including professional books. Grolier UK is a leading operator of direct-to-home continuity programs in the United Kingdom.

Australia

Scholastic Australia, founded in 1968, is the largest school-based book club and book fair operation in Australia, reaching approximately 90% of the country’s primary schools. Scholastic Australia publishes quality children’s books supplying the Australian trade market. Scholastic Australia also operates direct-to-home continuity programs.

New Zealand

Scholastic New Zealand, founded in 1964, is the largest children’s book publisher and the leading book distributor to schools in New Zealand. Through its school-based book clubs and book fairs, Scholastic New Zealand reaches approximately 90% of the country’s primary schools.

Asia

The Company’s Asia operations primarily sell English language reference materials and local language products through a network of over 1,500 independent door-to-door sales representatives in India, Indonesia, Malaysia, the Philippines, Singapore, and Thailand. In India, the Company also operates school-based book clubs and book fairs and publishes original titles in the English and Hindi languages. In the Philippines, the Company also operates school-based book fairs, and in Malaysia, the Company operates school-based book clubs and continuity programs. In China, Scholastic operates tutorial centers that provide English language training to students.

Latin America

In Latin America, the Company has operations in Mexico, Argentina and Puerto Rico. These businesses principally distribute books and educational material published by Scholastic, as well as merchandise from other publishers, through school-based book clubs and book fairs. In Puerto Rico, Scholastic also distributes Spanish language reference materials through a network of independent door-to-door sales representatives and sells educational books and educational technology programs to public and private schools.

Foreign Rights and Export

The Company licenses the rights to selected Scholastic titles for translation in over 35 languages to other publishing companies around the world. The Company’s export business sells educational materials, software and children’s books to schools, libraries, bookstores and other book distributors in over 135 countries that are not otherwise directly serviced by Scholastic subsidiaries. The Company partners with governments and non-governmental agencies to create and distribute books to public schools in developing countries.

MANUFACTURING AND DISTRIBUTION

The Company’s books, magazines, software and interactive products and other materials and products are manufactured by third parties under contracts entered into through arms-length negotiations or competitive bidding. As appropriate, the Company enters into multi-year agreements that guarantee specified volume in exchange for favorable pricing terms. Paper is purchased from paper mills and other third party sources. The Company does not anticipate any difficulty in continuing to satisfy its manufacturing and paper requirements.

In the United States, the Company mainly processes and fulfills school-based book club, trade, curriculum publishing, reference and non-fiction products and export orders from its primary warehouse and distribution facility in Jefferson City, Missouri. Magazine orders are processed at the Jefferson City facility and are shipped directly from printers. The Company’s distribution facility in Maumelle, Arkansas principally serves as the Company’s primary packaging and fulfillment center for its continuity programs. In connection with its trade business, the Company generally outsources certain services, including invoicing, billing, returns processing and collection services, and also ships product directly from printers to customers. School-based book fair orders are fulfilled through a network of warehouses across the country. The Company’s international school-based book club, school-based book fair, trade, continuity businesses and educational operations use similar distribution systems.

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

COMPETITION

The markets for children’s educational, educational technology and entertainment materials are highly competitive. Competition is based on the quality and range of materials made available, price, promotion, customer service and distribution channels. Competitors include numerous other book, textbook, library, reference material and supplementary text publishers, distributors and other resellers (including over the internet) of children’s books and other educational materials, national publishers of classroom and professional magazines with substantial circulation, numerous producers of television, video and film programming (many of which are substantially larger than the Company), television and cable networks, publishers of computer software and interactive products, and distributors of products and services on the internet. In the United States, competitors also include regional and local school-based book fair operators, other fundraising activities in schools, and bookstores. Competition may increase to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new materials that compete directly with the products distributed by the Company or develop or expand competitive sales channels.

COPYRIGHT AND TRADEMARKS

As an international publisher and distributor of books, software and other media products, Scholastic aggressively utilizes the intellectual property protections of the United States and other countries in order to maintain its exclusive rights to identify and distribute many of its products. Accordingly, SCHOLASTIC is a trademark registered in the United States and in a number of countries where the Company conducts business. The Corporation’s principal operating subsidiary in the United States, Scholastic Inc., and the Corporation’s international subsidiaries have registered and/or have pending applications to register in relevant territories trademarks for important services and programs. All of the Company’s publications, including books, magazines, and software and interactive products, are subject to copyright protection both in the United States and internationally. The Company seeks to obtain the broadest possible intellectual property rights for its products, and because inadequate legal and technological protections for intellectual property and proprietary rights could adversely affect operating results, the Company vigorously defends those rights against infringement.

EMPLOYEES

At May 31, 2007, the Company employed approximately 6,700 people in full-time jobs and 900 people in part-time jobs in the United States and approximately 2,600 people outside the United States. The number of part-time employees fluctuates during the year because significant portions of the Company’s business are closely correlated with the school year. The Company believes that relations with its employees are good.

Executive Officers

Each of the following individuals serves as an executive officer of Scholastic until the first meeting of the Corporation’s Board of Directors following the Annual Meeting of Stockholders of Scholastic Corporation in September 2007 and until their successors have been elected or appointed and qualified or until such officer’s earlier resignation or removal.

Name	Age	Employed by Registrant Since	Position(s) for Past Five Years

Richard Robinson	70	1962	Chairman of the Board (since 1982), President (since 1974) and Chief Executive Officer (since 1975).

Maureen O’Connell	45	2007

Executive Vice President, Chief Administrative Officer and Chief Financial Officer (since 2007). Prior to joining the Company, Executive Vice President and Chief Financial Officer of Affinion Group, Inc., an affinity marketing company (2005-2006); President and Chief Operating Officer (2003-2004) and Executive Vice President and Chief Financial and Administrative Officer (2002-2003) of Gartner, Inc., an information technology and research advisory firm; and Executive Vice President and Chief Financial Officer of Barnes & Noble, Inc. (2000-2002).

Deborah A. Forte	53	1983	Executive Vice President (since 1996), President, Scholastic Media (since 2006) and Scholastic Entertainment Inc. (since 2001) and Division Head, Scholastic Entertainment Inc. (1995-2001).

Lisa Holton	45	2005

Executive Vice President and President, Book Fairs and Trade (since 2005). Prior to joining the Company, Senior Vice President, Publisher, Global Disney Children’s Books (2001-2005), and Vice President and Group Publisher of Disney Children’s Books (1999-2001).

Margery W. Mayer	55	1990	Executive Vice President (since 1990), President, Scholastic Education (since 2002) and Executive Vice President, Learning Ventures (1998-2002).

Judith A. Newman	49	1993

Executive Vice President and President, Book Clubs (since 2005) and Scholastic At Home (2005-2006); Senior Vice President and President, Book Clubs and Scholastic At Home (2004-2005); and Senior Vice President, Book Clubs (1997-2004).

Name	Age	Employed by Registrant Since	Position(s) for Past Five Years

Seth Radwell	44	2005

Executive Vice President and President, eScholastic (since 2005) and Scholastic At Home (since 2006). Prior to joining the Company, President, Marketing & Editorial Group, Bookspan (2002-2005); and Chief Executive Officer and President, Doubleday Interactive (1999-2001).

Hugh Roome	55	1991	Executive Vice President (since 1996), President, International Group (since 2001) and Executive Vice President, International (2000-2001).

Cynthia Augustine	49	2007

Senior Vice President, Human Resources and Employee Services (since 2007). Prior to joining the Company, Senior Vice President of Talent Management for Time Warner, Inc. (2004-2005); and various positions at The New York Times Company Company, including Senior Vice President, Human Resources (1998 -2004) and President, Broadcast Group (2000-2004).

Devereux Chatillon	53	2006

Senior Vice President, General Counsel and Corporate Secretary (since 2006). Prior to joining the Company, partner at the law firm of Sonnenschein, Nath and Rosenthal, LLP (2003-2006); and various positions at Miramax Film Corp., including Executive Vice President, Miramax Books and Miramax Film Corp. (2002-2003) and Executive Vice President and General Counsel, Talk Magazine and Talk Miramax Books (1998-2002).

Ernest B. Fleishman	70	1989	Senior Vice President, Education and Corporate Relations (since 1989).

Beth Ford	43	2000	Senior Vice President, Global Operations and Information Technology (since 2002) and Senior Vice President, Global Operations (2000-2002).

Heather J. Myers	42	2003

Senior Vice President, Strategic Planning & Business Development (since 2003). Prior to joining the Company, an independent media & entertainment consultant (2002-2003); and from 1995-2001, various positions at Vivendi Universal (formerly Seagram Company Ltd.), including Executive Vice President/ General Manager, Universal Global e, Universal Music Group (1999-2001).

Available Information

The Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are accessible at the Investor Relations portion of its website, scholastic.com, by clicking on the “SEC Filings” tab and are available, without charge, as soon as reasonably practicable after such reports are electronically filed or furnished to the Securities and Exchange Commission (“SEC”). The Company also posts the dates of its upcoming scheduled financial press releases, telephonic investor calls and investor presentations on the “Calendar and Presentations” portion of its website at least five days prior to the event. The Company’s investor calls are open to the public and remain available through the Company’s website for at least one year thereafter.

The public may also read and copy materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site, at sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

The Company operates in highly competitive markets that are subject to rapid change, including, in particular, changes in customer preferences. There are substantial uncertainties associated with the Company’s efforts to develop successful educational, trade publishing, entertainment and software and interactive products and services for its customers, as well as to adapt its print materials to new technologies, including the internet. The Company makes significant investments in new products and services that may not be profitable, or whose profitability may be significantly lower than the Company has experienced historically.

Our financial results would suffer if we fail to meet successfully market needs in school-based book clubs and book fairs, two of our core businesses.

The Company’s school-based book clubs and book fairs are core businesses, which produce a substantial part of the Company’s revenues. The Company is subject to the risk that it will not successfully develop and execute new promotional strategies for its school-based book clubs or book fairs in response to future customer trends or otherwise meet market needs in these businesses in a timely fashion, which would have an adverse effect on the Company’s financial results.

If we fail to successfully execute our recent change in the business plan for our continuity business, it may adversely affect our financial results.

The Company’s direct-to-home continuity business was affected by the implementation of the National “Do-Not-Call Registry” legislation in 2003, which adversely affected the business and necessitated changes in marketing strategies and the development of new continuity products. In response, the Company adopted a significant change to the business plan for its direct-to-home continuity business, focusing on its more productive customers, which has, as anticipated, resulted in a decline in continuity revenues from historical levels. Recently, the Company has focused on acquiring new continuity customers through the internet and developing strategies to secure greater follow-on sales to such customers. The Company is subject to the risk that it will not successfully execute this plan and that the continuity business may not return to its historical levels of profitability, in which event the Company may determine that it should exit the direct-to-home continuity business, which could adversely affect the Company’s financial results.

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

If we fail to adapt to new purchasing patterns or requirements, our business and financial results could be adversely affected.

The Company’s business is affected significantly by changes in purchasing patterns or trends in, as well as the underlying strength of, the educational, trade, entertainment and software markets. In particular, the Company’s educational publishing businesses may be adversely affected by budgetary restraints and other changes in state educational funding as a result of new legislation or regulatory actions, both at the federal and state level, as well as changes in the procurement process, to which the Company may be unable to adapt successfully.

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

If we are unsuccessful in implementing our corporate strategy we may not be able to maintain our historical growth.

Continuance of the Company’s historical growth rate depends upon a number of factors, including the ability of the Company to implement successfully its strategies for the respective business units, the introduction and acceptance of new products and services and expansion in the global markets that the Company serves. Difficulties, delays or failures experienced in connection with any of these factors could materially affect the future growth of the Company.

Increases in certain operating costs and expenses, which are beyond our control and can affect significantly our profitability, could adversely affect our operating performance.

The Company’s major expense categories include employee compensation and printing, paper and distribution (such as postage, shipping and fuel) costs. The Company offers its employees competitive salaries and benefit packages in order to attract and retain the quality of employees required to grow and expand its businesses. Compensation costs are influenced by general economic factors, including those affecting costs of health insurance, post-retirement benefits and any trends specific to the employee skill sets the Company requires. In addition, the Company’s reported earnings would be adversely affected by increases in pension costs due to poor investment returns or changes in pension regulations. Paper prices fluctuate based on worldwide demand and supply for paper, in general, as well as for the specific types of paper used by the Company. If there is a significant disruption in the supply of paper or increase in these costs, which would generally be beyond the control of the Company, or if the Company’s strategies to try to manage these costs, including additional cost savings initiatives, are ineffective, the Company’s results of operations could be adversely affected.

The loss of or failure to obtain rights to intellectual property material to our businesses would adversely affect our financial results.

The Company’s products generally comprise intellectual property delivered through a variety of media. The ability to achieve anticipated results depends in part on the Company’s ability to defend its intellectual property against infringement, as well as the breadth of rights obtained. The Company’s operating results could be adversely affected by inadequate legal and technological protections for intellectual property and proprietary rights in some jurisdictions, markets and media, and the Company’s revenues could be constrained by limitations on the rights that the Company is able to secure to exploit its intellectual property in different media and distribution channels.

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

The Company conducts many of its businesses and maintains warehouse and office facilities in locations that are at risk of being negatively affected by severe weather events, such as hurricanes, floods or snowstorms. For example, in the fall of 2005, a series of hurricanes had a severe impact on the Gulf Coast area of the United States, closing several thousand schools, displacing several hundred thousand students and their families and, in turn, affecting the schools that took in those children. This impacted the Company’s school-based book clubs, school-based book fairs, continuities and education businesses. Accordingly, the Company could be adversely affected by any future significant weather event.

Control of the Company resides in our Chairman of the Board, President and Chief Executive Officer and other members of his family through their ownership of Class A Stock, and the holders of the Common Stock generally have no voting rights in respect of transactions requiring stockholder approval.

The voting power of the Corporation’s capital stock is vested exclusively in the holders of Class A Stock, except for the right of the holders of Common Stock to elect one-fifth of the Board of Directors and except as otherwise provided by law or as may be established in favor of any series of preferred stock that may be issued. Richard Robinson, the Chairman of the Board, President and Chief Executive Officer, and other members of the Robinson family beneficially own all of the outstanding shares of Class A Stock and are able to elect up to four-fifths of the Corporation’s Board of Directors and, without the approval of the Corporation’s other stockholders, to effect or block other actions or transactions requiring stockholder approval, such as a merger, sale of substantially all assets or similar transactions.

Forward-Looking Statements:

This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in SEC filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, plans, strategies, goals, revenues, operating margins, working capital, liquidity, capital needs, interest costs and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in this Report and other risks and factors identified from time to time in the Company’s filings with the SEC.

These factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B |	Unresolved Staff Comments

None.

Item 2 |	Properties

The Company maintains its principal offices in the metropolitan New York area, where it leases approximately 600,000 square feet of space. The Company also owns or leases approximately 1.6 million square feet of office and warehouse space for its primary warehouse and distribution facility located in the Jefferson City, Missouri area. The Company’s distribution facility in Maumelle, Arkansas, consisting of a 500,000 square foot main floor and a 246,000 square foot mezzanine, serves as the Company’s primary packaging and fulfillment center for its continuity programs. In addition, the Company owns or leases approximately 2.8 million square feet of office and warehouse space in over 80 facilities in the United States, principally for Scholastic Book Fairs.

Additionally, the Company owns or leases approximately 1.8 million square feet of office and warehouse space in over 100 facilities in Canada, the United Kingdom, Australia, New Zealand, Asia and elsewhere around the world for its international businesses.

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

Scholastic Corporation’s Common Stock, par value $0.01 per share (the “Common Stock”), is traded on the NASDAQ Global Select Market under the symbol SCHL. Scholastic Corporation’s Class A Stock, par value $0.01 per share (the “Class A Stock”), is convertible, at any time, into Common Stock on a share-for-share basis. There is no public trading market for the Class A Stock. The table below sets forth, for the periods indicated, the quarterly high and low selling prices for the Common Stock as reported by NASDAQ.

			For fiscal years ended May 31,

	2007		2006

	High	Low	High	Low

First Quarter	$30.46	$24.99	$39.74	$35.20
Second Quarter	34.26	29.50	38.00	31.86
Third Quarter	37.08	32.63	34.66	27.33
Fourth Quarter	35.60	29.78	31.25	25.35

On June 1, 2007, Scholastic Corporation entered into an agreement with a major financial institution to repurchase $200.0 million of its outstanding Common Stock under a “collared” Accelerated Share Repurchase Agreement (the “ASR”). Under the ASR, the Company initially received 5.1 million shares of Common Stock from the financial institution on June 28, 2007, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar. The maximum number of shares of Common Stock that can be received under ASR is 6.2 million shares. The actual number of shares to be received by the Corporation from the financial institution will be determined based on the weighted average market price of the Common Stock during the four-month period after the initial execution date. For a discussion of the financing arrangement entered into by the Corporation in the connection with the ASR, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation– Financing.”

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

The number of holders of record of Class A Stock and Common Stock as of June 30, 2007 were 3 and approximately 11,100, respectively.

Stock Price Performance Graph

The graph below provides an indicator of cumulative total stockholder returns for the Common Stock for the period May 31, 2002 to May 31, 2007 compared with the NASDAQ Composite Index and a composite peer group of publicly traded companies with which the Company competes in its principal operating segments. The members of the peer group are: The McGraw Hill Companies, John Wiley and Sons, Inc. and Pearson plc. The graph assumes a $100 investment on June 1, 2002, together with the reinvestment of all dividends, if any. In the Company’s proxy materials regarding its annual meeting of stockholders held in 2006, the peer group chosen by the Company for this graph included Reader’s Digest Association, Inc., which is no longer a publicly traded company.

	5/31/02	5/31/03	5/31/04	5/31/05	5/31/06	5/31/07

Scholastic Corporation	$100.00	$65.41	$59.34	$78.84	$55.31	$66.76
NASDAQ Composite Index	100.00	98.31	123.42	129.37	141.08	172.42
Peer Group	100.00	91.56	118.65	130.39	152.15	208.11

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 |	Selected Financial Data

(Amounts in millions, except per share data)

For fiscal years ended May 31,

	2007	2006	2005	2004	2003

Statement of Income Data:
Total revenues	$2,179.1	$2,283.8	$2,079.9	$2,233.8	$1,958.3
Cost of goods sold(1)(2)	1,005.3	1,103.1	979.0	1,086.8	882.1
Selling, general and administrative expenses(1)(4)	913.0	916.5	840.7	870.1	813.1
Bad debt expense(1)(3)	71.1	59.1	62.2	90.3	72.3
Depreciation and amortization	67.0	65.8	63.1	62.1	52.1
Operating income	122.7	139.3	134.9	121.2	125.9
Other income(5)	3.0	—	—	8.0	2.9
Interest expense, net	30.1	31.7	35.2	39.6	38.3
Net income	60.9	68.6	64.3	57.8	58.8

Earnings per share:
Basic	$1.43	$1.65	$1.61	$1.47	$1.50
Diluted	$1.42	$1.63	$1.58	$1.44	$1.46

Weighted average shares outstanding – basic	42.5	41.6	40.0	39.4	39.1
Weighted average shares outstanding – diluted	43.0	42.2	40.8	40.1	40.1

Balance Sheet Data:
Working capital	$490.6	$389.9	$564.5	$467.4	$381.9
Cash and cash equivalents	22.8	205.3	110.6	17.8	58.6
Total assets	1,877.7	2,052.2	1,931.4	1,831.8	1,863.0
Long-term debt (excluding capital leases)	173.4	173.2	476.5	492.5	482.2
Total debt	239.6	502.4	501.4	516.6	635.9
Long-term capital lease obligations	59.8	61.4	63.4	63.8	58.2
Total capital lease obligations	65.3	68.9	74.4	74.0	66.8
Total stockholders’ equity	1,129.0	1,049.3	937.1	845.4	762.6

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

(3)

Primarily reflects bad debt expense recorded in the continuities business. In fiscal 2006, the Company recorded pre-tax bad debt expense of $2.9, or $0.04 per diluted share, associated with the bankruptcy of a for-profit educational services customer.

(4)

In fiscal 2004 and fiscal 2003, the Company recorded pre-tax special severance charges of $3.3, or $0.05 per diluted share, and $10.9, or $0.18 per diluted share, respectively, relating to a reduction in its work force announced in May 2003 but implemented in those periods.

(5)

In fiscal 2007, the Company sold its remaining portion of an equity investment, resulting in a pre-tax gain of $3.0, or $0.04 per diluted share. In fiscal 2003, the Company sold a portion of this investment, resulting in a pre-tax gain of $2.9, or $0.05 per diluted share. In fiscal 2004, the Company recorded a pre-tax net gain of $8.0, or $0.13 per diluted share, in connection with the early termination of a sublease by one of its tenants.

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

Overview and Outlook

Fiscal 2007 revenues decreased 4.6% from fiscal 2006 to $2.2 billion. Lower fiscal 2007 revenues in the Company’s Children’s Book Publishing and Distribution segment, due primarily to the prior year release of Harry Potter and the Half-Blood Prince, the sixth book of the seven book series, were partially offset by revenue growth in the Company’s International and Media, Licensing and Advertising segments.

Operating income decreased by 11.9% to $122.7 million in fiscal 2007 from $139.3 million in the prior fiscal year, primarily due to the lower Harry Potter revenues and higher operating losses in the continuities business, partially offset by higher profits in the book clubs business, within the Children’s Book Publishing and Distribution segment, as well as higher profits in each of the Company’s other operating segments.

In fiscal 2008, the Company expects strong revenue and profit growth, driven by the release of Harry Potter and the Deathly Hallows, the final book of the series, on July 21, 2007 and an anticipated reduction in the losses in the continuities business. The Company’s goals for fiscal 2008 are based on: (1) revenue and profit growth in the Children’s Book Publishing and Distribution segment, driven principally by the release of Harry Potter and the Deathly Hallows, in the Company’s trade business; the successful implementation of its recently announced plan to improve results in the continuities business; revenue and profit growth in school-based book fairs based on an increase in revenue per fair and improving efficiencies; and relatively flat revenues and profits in school-based book clubs; (2) modest growth in the Educational Publishing segment, led by sales of technology products and service revenues somewhat offset by investments in the sales force and new technology products; (3) solid growth in revenues and profits across all businesses in the International segment; (4) improved profits in the Media, Licensing and Advertising segment on modestly lower revenues; and (5) ongoing implementation of the Company’s previously-announced cost savings plan, which should offset anticipated increases in postage, shipping, manufacturing and paper costs.

Critical Accounting Policies and Estimates

General:

The Company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an ongoing basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable and installment receivables; sales returns; amortization periods; pension and other post-retirement obligations; and recoverability of inventories, deferred promotion costs, deferred income taxes and tax reserves, prepublication costs, royalty advances, goodwill and other intangibles.

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

Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns. Actual returns could differ from the Company’s estimate. A one percentage point change in the estimated reserve for returns rate by product and media would have resulted in an increase or decrease in operating income for the year ended May 31, 2007 of approximately $0.3 million.

Trade – Revenue from the sale of children’s books for distribution in the retail channel is primarily recognized when title transfers to the customer, which generally is at the time of shipment, or when the product is on sale and available to the public. A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns. Actual returns could differ from the Company’s estimate. A one percentage point change in the estimated reserve for returns rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2007 of approximately $1.8 million.

Educational Publishing – For shipments to schools, revenue is recognized on passage of title, which generally occurs upon receipt by the customer. Shipments to depositories are on consignment and revenue is recognized based on actual shipments from the depositories to the schools. For certain software-based products, the Company offers new customers installation and training and in such cases, revenue is recognized when installation and training are complete.

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

For the fiscal years ended May 31, 2007, 2006 and 2005, no significant changes have been made to the underlying assumptions related to the revenue recognition policy or the methodology applied.

Accounts receivable:

Accounts receivable are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for returns are based on historical return rates and sales patterns. Allowances for doubtful accounts are established through the evaluation of accounts receivable agings and prior collection experience to estimate the ultimate collectability of these receivables. A one percentage point change in the estimated bad debt reserve rates, which are applied to the accounts receivable agings, would have resulted in an increase or decrease in operating income for the year ended May 31, 2007 of approximately $2.8 million.

Inventories:

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates and sales patterns of its products. The impact of a one percentage point change in the obsolescence reserve would have resulted in an increase or decrease in operating income for the year ended May 31, 2007 of approximately $4.7 million.

Deferred promotion costs:

Deferred promotion costs represent all direct costs associated with direct mail, co-op, internet and telemarketing promotions, including incentive product costs incurred to acquire customers in the Company’s continuity and magazine businesses. Promotional costs are deferred when incurred and amortized in the proportion that current revenues bear to estimated total revenues. The Company regularly evaluates the profitability of each continuity promotion over its life cycle based on historical and forecasted activity and adjusts the carrying value accordingly. Except as discussed above, all other advertising costs are expensed as incurred. A one percentage point change in forecasted continuity margin would result in an increase or decrease in operating income for the year ended May 31, 2007 of approximately $0.2 million.

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

Prepublication costs:

The Company capitalizes the art, prepress, editorial and other costs incurred in the creation of the master copy of a book or other media (the “prepublication costs”). Prepublication costs are amortized on a straight-line basis over a three- to seven-year period based on expected future revenues. The Company regularly reviews the recoverability of the capitalized costs.

Royalty advances:

Royalty advances are capitalized and expensed as related revenues are earned or when future recovery appears doubtful. The Company records a reserve for the recoverability of its outstanding advances to authors based primarily upon historical earndown experience.

Goodwill and other intangibles:

Goodwill and other intangible assets with indefinite lives are not amortized and are reviewed for impairment annually, or more frequently if impairment indicators arise. With regard to goodwill, the Company compares the estimated fair value of its identified reporting units, which are also the Company’s operating segments, to the carrying value of the net assets. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the units.

With regard to other intangibles with indefinite lives, the Company determines the fair value by asset, which is then compared to its carrying value. Intangible assets with definite lives consist principally of customer lists and covenants not to compete. Customer lists are amortized on a straight-line basis over a five-year period, while covenants not to compete are amortized on a straight-line basis over their contractual term.

Other noncurrent liabilities:

All of the rate assumptions discussed below impact the Company’s calculations of its pension and post-retirement obligations. The rates applied by the Company are based on the portfolios’ past average rates of return, discount rates and actuarial information. Any change in market performance, interest rate performance, assumed health care costs trend rate or compensation rates could result in significant changes in the Company’s pension and post-retirement obligations.

Pension obligations – Scholastic Corporation and certain of its subsidiaries have defined benefit pension plans covering the majority of their employees who meet certain eligibility requirements. The Company’s pension plans and other post-retirement benefits are accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In September 2006, the Financial Accounting Standards Board (the “FASB”) released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106, and 132(R)” (“SFAS No. 158”).

On May 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, which required the Company to recognize the funded status of its pension plans in its May 31, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of taxes. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses (gains) and unrecognized prior service costs under the Company’s pension plans and other post-retirement benefits. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost or net periodic post-retirement benefit cost in the same periods will be recognized as a component of comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost or net periodic post-retirement benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income (loss) at the adoption of SFAS No. 158.

The incremental effect of adopting the provisions of SFAS No. 158 on the Company’s consolidated balance sheet at May 31, 2007 was a reduction in stockholders’ equity of $15.7 million, net of tax. The adoption of SFAS No. 158 had no effect on the Company’s results of operations or cash flows for the year ended May 31, 2007, or for any prior period presented, and it will not have any effect on the Company’s results of operations or cash flows in future periods.

The Company’s pension calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost. A one percentage point change in the discount rate and expected long-term return on plan assets would have resulted in an increase or decrease in operating income for the year ended May 31, 2007 of approximately $0.1 million and $1.4 million, respectively. Pension benefits in the cash balance plan for employees located in the United States are based on formulas in which the employees’ balances are credited monthly with interest based on the average rate for one-year United States Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment period.

Other post-retirement benefits – Scholastic Corporation provides post-retirement benefits, consisting of healthcare and life insurance benefits, to retired United States-based employees. A majority of these employees may become eligible for these benefits if they reach normal retirement age while working for the Company. The post-retirement medical plan benefits are funded on a pay-as-you-go basis, with the Company paying a portion of the premium and the employee paying the remainder. The Company follows SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” in calculating the existing benefit obligation, which is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the service and interest cost components of net periodic post-retirement benefit cost. The assumed health care cost trend rate is used in the measurement of the long-term expected increase in medical claims. A one percentage point change in the discount rate and the medical cost trend rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2007 of approximately $0.1 million and $0.2 million, respectively.

Stock-based compensation – On June 1, 2006, the Company adopted SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS No. 123R using the modified-prospective application method and, accordingly, recognizes compensation cost for stock-based compensation for all new or modified grants after the date of adoption. In addition, the Company recognizes the unvested portion of the grant-date fair value of awards granted prior to the adoption based on the fair values previously calculated for disclosure purposes. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model requires management to make significant judgments and estimates. The use of different assumptions and estimates in the Black-Scholes option pricing model could have a material impact on the estimated fair value of option grants and the related expense. The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term is determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield is based on the history of the Company, which has never declared a cash dividend since its public offering in 1992 and has no plans to do so. When calculating expected stock price volatility, the Company utilizes the information for the preceding ten-year period.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Corporation’s Board of Directors. The Audit Committee has reviewed the Company’s disclosure relating to the policies described in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations

			($ amounts in millions, except per share data)

			For fiscal years ended May 31,

	2007		2006		2005

	$	%(1)	$	%(1)	$	%(1)

Revenues:
Children’s Book Publishing and Distribution	1,155.3	53.0	1,304.0	57.1	1,152.5	55.4
Educational Publishing	412.7	18.9	416.1	18.2	404.6	19.5
Media, Licensing and Advertising	162.5	7.5	151.6	6.7	133.1	6.4
International	448.6	20.6	412.1	18.0	389.7	18.7

Total revenues	2,179.1	100.0	2,283.8	100.0	2,079.9	100.0

Cost of goods sold (exclusive of depreciation)(2)	1,005.3	46.1	1,103.1	48.3	979.0	47.1

Selling, general and administrative expenses(3)	913.0	41.9	916.5	40.1	840.7	40.4
Bad debt expense(4)	71.1	3.3	59.1	2.6	62.2	3.0
Depreciation and amortization	67.0	3.1	65.8	2.9	63.1	3.0

Operating income	122.7	5.6	139.3	6.1	134.9	6.5
Other income(5)	3.0	0.2	—	—	—	—
Interest income	2.6	0.1	3.5	0.1	1.0	—
Interest expense	32.7	1.5	35.2	1.5	36.2	1.7
Earnings before income taxes	95.6	4.4	107.6	4.7	99.7	4.8
Net income	60.9	2.8	68.6	3.0	64.3	3.1

Earnings per share:
Basic	1.43		1.65		1.61
Diluted	1.42		1.63		1.58

(1)	Represents percentage of total revenues.

(2)	In fiscal 2006, the Company recorded pre-tax costs of $3.2, or $0.05 per diluted share, related to the write-down of certain print reference set assets.

(3)

In fiscal 2005, the Company recorded pre-tax charges of $3.8, or $0.06 per diluted share, primarily related to severance costs resulting from a prior year review of its continuity business, which have been recorded as a component of Selling, general and administrative expenses.

(4)

Bad debt expense primarily relates to the continuity business included in the Children’s Book Publishing and Distribution segment. In fiscal 2006, the Company recorded pre-tax bad debt expense of $2.9, or $0.04 per diluted share, associated with the bankruptcy of a customer included in the Educational Publishing segment.

(5)	In fiscal 2007, the Company sold an equity investment, resulting in a pre-tax gain of $3.0, or $0.04 per diluted share.

Results of Operations – Consolidated

Revenues for fiscal 2007 decreased 4.6%, or $104.7 million, to $2,179.1 million, as compared to $2,283.8 million in fiscal 2006. This decrease related primarily to $148.7 million in lower revenues from the Children’s Book Publishing and Distribution segment principally due to the fiscal 2006 release of Harry Potter and the Half-Blood Prince, the sixth book in the seven-book series, partially offset by higher revenues from the International and Media, Licensing and Advertising segments, which increased by $36.5 million and $10.9 million, respectively. Revenues for fiscal 2006 increased 9.8%, or $203.9 million, as compared to $2,079.9 million in fiscal 2005 due to revenue growth in each of the Company’s four operating segments, led by the Children’s Book Publishing and Distribution segment, which grew by $151.5 million, primarily from the higher Harry Potter revenues.

Cost of goods sold for fiscal 2007 decreased to $1,005.3 million, or 46.1% of revenues, compared to $1,103.1 million, or 48.3% of revenues, in the prior fiscal year. This decrease was primarily due to higher costs related to the Harry Potter release in fiscal 2006. In fiscal 2006, Cost of goods sold included $3.2 million related to the write-down of certain print reference set assets, which was included in the Educational Publishing segment. In fiscal 2006, Cost of goods sold increased by 12.7%, or $124.1 million, as compared to $979.0 million, or 47.1% of revenues, in fiscal 2005, primarily due to the fiscal 2006 Harry Potter release.

Selling, general and administrative expenses decreased by $3.5 million to $913.0 million in fiscal 2007 from $916.5 million in fiscal 2006 due to reduced employee and employee-related expenses, as savings from the Company’s previously announced cost savings plan more than offset higher stock-based compensation expense, primarily due to the adoption of SFAS No. 123R, and severance costs, which increased by $2.7 million and $1.8 million, respectively, in fiscal 2007 compared to the prior fiscal year. As a percentage of revenue, Selling, general and administrative expenses were 41.9% in fiscal 2007, 40.1% in fiscal 2006, and 40.4% in fiscal 2005 with the lower level in fiscal 2006 primarily due to the revenue benefit of the Harry Potter release in that year without a corresponding increase in related expense. In fiscal 2005, the Company recorded certain charges in connection with a review of its continuity business (“Continuity charges”), of which $3.8 million was recorded as a component of Selling, general and administrative expense.

Bad debt expense for fiscal 2007 increased to $71.1 million, or 3.3% of revenues, compared to $59.1 million, or 2.6% of revenues, in the prior fiscal year. This increase was primarily due to higher bad debt in the Company’s continuity business. Bad debt expense for fiscal 2006 decreased by $3.1 million, as compared to $62.2 million, or 3.0% of revenues, in the prior fiscal year. This decrease was primarily due to lower bad debt in the Company’s continuity business partially offset by bad debt expense of $2.9 million associated with the bankruptcy of a for-profit educational services customer in the Educational Publishing segment.

Depreciation and amortization expense for fiscal 2007 increased to $67.0 million, compared to $65.8 million in fiscal 2006, which increased by $2.7 million as compared to $63.1 million in fiscal 2005. These increases were principally associated with the depreciation of information technology software.

The resulting operating income for fiscal 2007 decreased by $16.6 million, or 11.9%, to $122.7 million, as compared to $139.3 million in the prior fiscal year. This decrease reflected $45.4 million in lower operating income from the Children’s Book Publishing and Distribution segment, partially offset by increases of $10.8 million, $7.2 million and $5.7 million in the International, Educational Publishing and Media, Licensing and Advertising segments, respectively, as compared to the prior fiscal year. In fiscal 2006, operating income increased by $4.4 million, or 3.3%, compared to $134.9 million in the prior fiscal year. This improvement reflected $20.7 million in higher operating income from the Children’s Book Publishing and Distribution segment, partially offset by decreases in the Educational Publishing and International segments, as compared to the prior fiscal year, of $8.9 million and $7.6 million, respectively.

In fiscal 2007, the Company recorded $3.0 million in Other income, representing a gain from the sale of an equity investment in a French publishing company.

Interest income for fiscal 2007 decreased to $2.6 million, compared to $3.5 million in fiscal 2006, reflecting the use of excess cash balances for the repayment upon maturity of the Corporation’s 5.75% senior, unsecured notes due January 15, 2007 (“5.75% Notes due 2007”). Interest income in fiscal 2006 increased by $2.5 million from $1.0 million in fiscal 2005, primarily due to higher average cash balances.

Interest expense for fiscal 2007 decreased by $2.5 million to $32.7 million, as compared to $35.2 million in fiscal 2006, due to the repayment of $258.0 million of the 5.75% Notes due 2007 that remained outstanding at maturity in January 2007. Interest expense for fiscal 2006 decreased by $1.0 million, as compared to $36.2 million in fiscal 2005.

The Company’s effective tax rates were 36.3%, 36.25% and 35.5% for fiscal 2007, 2006 and 2005, respectively, with the increases primarily due to higher effective state and local tax rates.

Net income decreased by $7.7 million, or 11.2%, to $60.9 million in fiscal 2007, from $68.6 million in fiscal 2006, which increased by $4.3 million, or 6.7%, from $64.3 million in fiscal 2005. The basic and diluted earnings per share of Class A Stock and Common Stock were $1.43 and $1.42, respectively, in fiscal 2007, $1.65 and $1.63, respectively, in fiscal 2006, and $1.61 and $1.58, respectively, in fiscal 2005.

Results of Operations – Segments

CHILDREN‘ S BOOK PUBLISHING AND DISTRIBUTION

	($ amounts in millions)

	2007	2006	2005

Revenue	$1,155.3	$1,304.0	$1,152.5
Operating income	68.8	114.2	93.5	(1)

Operating margin	6.0%	8.8%	8.1%

(1)	Includes the portion of the Continuity charges related to this segment of approximately $4.

Revenues in the Children’s Book Publishing and Distribution segment accounted for 53.0% of the Company’s revenues in fiscal 2007, 57.1% in fiscal 2006 and 55.4% in fiscal 2005. In fiscal 2007, segment revenues decreased by $148.7 million, or 11.4%, to $1,155.3 million from $1,304.0 million in the prior fiscal year. This decrease was primarily due to a $169.2 million decline in revenues from the Company’s trade business compared to the prior fiscal year, which reflected the release of Harry Potter and the Half-Blood Prince, the sixth book in the series, in July 2005. This decline was partially offset by a $24.8 million increase in continuity program revenues as compared to the prior fiscal year. In fiscal 2006, segment revenues increased by $151.5 million, or 13.1%, from $1,152.5 million in fiscal 2005. This increase was primarily due to higher revenues in the Company’s trade business, which rose by $171.7 million driven by the fiscal 2006 Harry Potter release.

Revenues from school-based book fairs accounted for 34.1% of segment revenues in fiscal 2007, compared to 29.5% in fiscal 2006 and 31.5% in fiscal 2005. In fiscal 2007, school-based book fair revenues increased by 2.3%, or $8.9 million, to $393.7 million compared to $384.8 million in fiscal 2006, which had increased by 6.1%, or $22.2 million, from $362.6 million in fiscal 2005. The revenue increases over both periods were primarily due to growth in revenue per fair caused by better product offerings.

Revenues from the sale of interactive products at school-based book fairs, which totaled $19.3 million, $11.8 million and $15.9 million in fiscal years 2007, 2006 and 2005, respectively, are reported in the Media, Licensing and Advertising segment, as the Company reallocated the revenue to the segment originating the products from the segment that sold the product.

School-based book club revenues accounted for 31.2% of segment revenues in fiscal 2007, compared to 28.7% in fiscal 2006 and 34.4% in fiscal 2005. In fiscal 2007, school-based book club revenues decreased by 3.5%, or $13.2 million, to $360.7 million as compared to fiscal 2006, primarily due to the previously-announced elimination of the Troll/Carnival and Trumpet book clubs in the fall of 2006. The elimination of these smaller, less efficient clubs did not have a more significant impact on segment revenues due to the Company’s successful implementation of its plan to migrate customers from these clubs to its core Scholastic-branded clubs. In fiscal 2006, school-based book club revenues declined by 5.8%, or $23.0 million, to $373.9 million as compared to fiscal 2005, primarily due to a lower number of orders from the Troll/Carnival and Trumpet clubs, which resulted from the Company’s promotional strategy to begin shifting customers from these clubs to its larger core clubs. Revenues from the sale of interactive products sold through school-based book clubs, which totaled $11.3 million, $10.4 million and $7.9 million in fiscal years 2007, 2006 and 2005, respectively, are reported in the Media, Licensing and Advertising segment, due to the segment reallocations, as defined above.

Continuity revenues accounted for 18.8% of segment revenues in fiscal 2007, compared to 14.8% in fiscal 2006 and 18.4% in fiscal 2005. Revenues from the continuity business in fiscal 2007 increased by 12.9%, or $24.8 million, to $217.5 million as compared to fiscal 2006, principally resulting from new customers in direct-to-home continuity programs acquired through web-based sales initiatives. Fiscal 2006 revenues decreased by 9.1%, or $19.4 million, to $192.7 million as compared to fiscal 2005, consistent with the Company’s previously announced plan for this business to focus on its more productive customers.

The trade distribution channel accounted for 15.9% of segment revenues in fiscal 2007, compared to 27.0% in fiscal 2006 and 15.7% in fiscal 2005. Trade revenues decreased to $183.4 million in fiscal 2007 compared to $352.6 million in fiscal 2006, principally due to a decline in Harry Potter revenues of approximately $175 million as compared to the prior fiscal year, which included the release of Harry Potter and the Half-Blood Prince. In fiscal 2006, trade revenues increased by $171.7 million from $180.9 million in fiscal 2005, principally due to the higher Harry Potter revenues in fiscal 2006. Trade revenues for Harry Potter were approximately $20 million, $195 million and $20 million in fiscal 2007, 2006 and 2005, respectively.

Segment operating income in fiscal 2007 declined by $45.4 million, or 39.8%, to $68.8 million, compared to $114.2 million in fiscal 2006. This decline was principally attributable to lower operating results both in the Company’s trade business, primarily due to the lower Harry Potter revenues, and in the Company’s continuity businesses, due to higher promotional costs and bad debt expense in the direct-to-home portion of this business. This decline was partially offset by improved operating results in the school-based book clubs business due to reduced promotional costs and fulfillment efficiencies that resulted from the Company’s cost reduction programs, including the elimination of the Troll/Carnival and Trumpet book clubs.

In fiscal 2006, segment operating income improved by $20.7 million, or 22.1%, from $93.5 million in fiscal 2005, principally due to better operating results for the trade business, driven by the impact of higher Harry Potter revenues. This improvement was partially offset by lower operating results in both the school-based book club and continuity businesses due to decreases in revenues and increased promotional costs. In fiscal 2005, segment operating income included Continuity charges of approximately $4 million.

The following highlights the results of the direct-to-home portion of the Company’s continuity programs, which consists primarily of the business formerly operated by Grolier and included in the Children’s Book Publishing and Distribution segment.

Direct-to-home continuity	($ amounts in millions)

	2007	2006	2005

Revenue	$156.0	$134.9	$147.5
Operating income (loss)	(29.3)	(13.6)	(2.8	)(1)

Operating margin	*	*	*

*	not meaningful

(1)	Includes the direct-to-home portion of the Continuity charges related to this segment of approximately $4.

In fiscal 2007, revenues from the direct-to-home portion of the Company’s continuity business increased to $156.0 million from $134.9 million in fiscal 2006, primarily due to new customers acquired through web-based sales initiatives. Revenues for fiscal 2006 decreased by $12.6 million from $147.5 million in fiscal 2005, as the Company focused on its more productive customers in this business.

The direct-to-home continuity business operating loss was $29.3 million in fiscal 2007, compared to $13.6 million in fiscal 2006. The operating loss in fiscal 2007 was larger as compared to fiscal 2006 despite the corresponding revenue increase between the periods substantially due to higher promotion amortization, which increased by $21.0 million, resulting from weakness in follow-on promotions, and higher bad debt expense, which increased by $11.1 million, compared to the prior year. In fiscal 2006, the operating loss increased by $10.8 million from $2.8 million in fiscal 2005 due to decreased revenue and higher promotion amortization. In fiscal 2005, the operating loss included Continuity charges of approximately $4 million.

Excluding the direct-to-home continuity business, segment revenues in fiscal 2007 were $999.3 million, as compared to $1,169.1 million in fiscal 2006 and $1,005.0 million in fiscal 2005, and segment operating income in fiscal 2007 was $98.1 million, compared to $127.8 million in fiscal 2006 and $96.3 million in fiscal 2005.

EDUCATIONAL PUBLISHING

	($ amounts in millions)

	2007	2006		2005

Revenue	$412.7	$416.1		$404.6
Operating income	76.8	69.6	(1)	78.5

Operating margin	18.6%	16.7%		19.4%

(1)	Includes $3.2 of costs related to the write-down of certain print reference set assets and bad debt expense of $2.9 related to the bankruptcy of a customer.

Revenues in the Educational Publishing segment accounted for 18.9% of the Company’s revenues in fiscal 2007, compared to 18.2% in fiscal 2006 and 19.5% in fiscal 2005. In fiscal 2007, segment revenues decreased by $3.4 million to $412.7 million from $416.1 million in the prior fiscal year. Revenues from sales of educational technology products, which includes the Company’s READ 180® reading intervention program, increased by $20.0 million, but were more than offset by lower revenues from the balance of the segment, including an $18.6 million decrease in paperback collections and library publishing revenues. The $11.5 million increase in Educational Publishing revenues in fiscal 2006 compared to fiscal 2005 was primarily due to higher revenues from sales of educational technology products.

Segment operating income in fiscal 2007 increased by $7.2 million, or 10.3%, to $76.8 million, as compared to $69.6 million in the prior fiscal year, reflecting the higher revenues from sales of educational technology products, which have relatively higher margins. Fiscal 2006 segment results included $3.2 million of costs primarily due to the accelerated amortization of prepublication costs related to the Company’s decision not to update certain print reference sets in response to increased use of internet-based reference products and $2.9 million of bad debt expense related to the bankruptcy of a for-profit educational services customer.

In fiscal 2006, segment operating income decreased by $8.9 million, or 11.3%, from $78.5 million in fiscal 2005, primarily due to increased costs related to additional sales and technology support staff in connection with the Company’s educational technology products, particularly an upgraded Read 180 Enterprise Edition.

MEDIA , LICENSING AND ADVERTISING

	($ amounts in millions)

	2007	2006	2005

Revenue	$162.5	$151.6	$133.1
Operating income	16.0	10.3	11.0

Operating margin	9.8%	6.8%	8.3%

Revenues in the Media, Licensing and Advertising segment accounted for 7.5% of the Company’s revenues in fiscal 2007, 6.7% in fiscal 2006 and 6.4% in fiscal 2005. In fiscal 2007, segment revenues improved by $10.9 million, or 7.2%, to $162.5 million from $151.6 million in fiscal 2006. This improvement was primarily due to a $15.4 million increase in revenues from sales of software and interactive products, primarily through the Company’s school-based book fairs and book clubs, and a $3.1 million increase in consumer magazine revenues, partially offset by a decline of $8.5 million in television programming revenue as fewer episodes of Maya & Miguel and Time Warp Trio were produced and delivered during fiscal 2007. The $18.5 million increase in Media, Licensing and Advertising revenues in fiscal 2006 compared to fiscal 2005 was primarily due to higher revenues from sales of software and new interactive products and from consumer magazines of $6.7 million and $5.0 million, respectively.

Segment operating income in fiscal 2007 increased to $16.0 million, as compared to $10.3 million in the prior fiscal year, primarily due to the higher revenues from sales of software and interactive products. In fiscal 2006, segment operating income decreased by $0.7 million, or 6.4%, from $11.0 million in fiscal 2005. This decrease occurred despite higher revenues due in part to higher production costs associated with the delivery of certain television programming.

INTERNATIONAL

	($ amounts in millions)

	2007	2006	2005

Revenue	$448.6	$412.1	$389.7
Operating income	33.5	22.7	30.3

Operating margin	7.5%	5.5%	7.8%

Revenues in the International segment accounted for 20.6% of the Company’s revenues in fiscal 2007, 18.0% in fiscal 2006 and 18.7% in fiscal 2005. In fiscal 2007, segment revenues increased by $36.5 million, or 8.9%, to $448.6 million from $412.1 million in the prior fiscal year. This increase was due to the favorable impact of foreign currency exchange rates of $19.4 million, as well as local currency revenue growth in all of the Company’s international locations. The $22.4 million increase in International revenues in fiscal 2006 compared to fiscal 2005 was primarily due to higher local currency revenue growth in Asia and Australia equivalent to $7.1 million and $5.3 million, respectively.

Segment operating income in fiscal 2007 increased by $10.8 million, or 47.6%, to $33.5 million as compared to $22.7 million in the prior fiscal year, primarily due to higher operating results in all of the Company’s international locations. In fiscal 2006, segment operating income decreased by $7.6 million from $30.3 million in fiscal 2005, substantially due to lower operating results in the United Kingdom.

Liquidity and Capital Resources

Cash and cash equivalents were $22.8 million at May 31, 2007, compared to $205.3 million at May 31, 2006 and $110.6 million at May 31, 2005. The decrease of $182.5 million from May 31, 2006 to May 31, 2007 reflects the use of excess cash balances for the repayment of the 5.75% Notes due 2007 at maturity on January 15, 2007. The $94.7 million increase of Cash and cash equivalents from May 31, 2005 to May 31, 2006 primarily reflects receipts from sales of Harry Potter and the Half-Blood Prince, which was released in July 2005.

Net cash provided by operating activities decreased by $30.3 million to $217.1 million in fiscal 2007 compared to $247.4 million in fiscal 2006. This decrease was primarily related to lower Accounts payable, Other accrued expenses and Accrued royalties, primarily as a result of lower company-wide spending and a reduction in accrued expenses from the higher levels associated with the fiscal 2006 Harry Potter release. In addition, Accounts receivable rose due to increased sales of technology products in the fourth quarter of fiscal 2007. These factors were partially offset by a reduction in inventory levels due to more effective inventory management in school-based book clubs and fairs as well as the Company’s trade business.

Net cash used in investing activities decreased by $16.1 million to $144.7 million in fiscal 2007 from $160.8 million in fiscal 2006, primarily related to a decline in Additions to property, plant and equipment. This decline was substantially related to prior fiscal year information technology spending, when the Company implemented a new computer-based order entry, customer service, accounts receivable and collection system.

Net cash used in financing activities was $243.9 million in fiscal 2007 as compared to net cash provided by financing activities of $19.8 million in fiscal 2006. The change was primarily due to the repurchase on the open market of $36.0 million of the 5.75% Notes due 2007 during fiscal 2007, the repayment of the balance of $258.0 million of the 5.75% Notes due 2007 that remained outstanding, in addition to $7.4 million of accrued interest thereon, at maturity.

Due to the seasonality of its businesses, as discussed in Item 1, “Business — Seasonality,” the Company typically experiences negative cash flow in the June through October time period. As a result of the Company’s business cycle, seasonal borrowings have historically increased during June, July and August, have generally peaked in September and October, and have declined to their lowest levels in May.

The Company’s operating philosophy is to use cash provided from operating activities to create value by paying down debt, to reinvest in existing businesses and, from time to time, to make acquisitions that will complement its portfolio of businesses. The Company believes that funds generated by its operations and funds available under its current or new credit facilities will be sufficient to finance its short- and long-term capital requirements.

The Company believes it has adequate access to capital to finance its on going operating needs and to repay its debt obligations as they become due. As of May 31, 2007, the Company was rated BB by Standard & Poor’s Rating Services and Ba1 by Moody’s Investors Service. Under prevailing market conditions, the Company believes that these ratings afford it adequate access to the public and private markets for debt.

The following table summarizes, as of May 31, 2007, the Company’s contractual cash obligations by future period (see Notes 3 and 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

	Payments Due by Period

Contractual Obligations	1 Year or Less	Years 2-3	Years 4-5	After Year 5	Total

Minimum print quantities	$37.7	$69.5	$64.1	$287.2	$458.5
Royalty advances	8.0	6.5	0.4	—	14.9
Lines of credit and short-term debt(1)	66.2	—	—	—	66.2
Capital leases(1)	11.2	18.5	11.5	212.6	253.8
Long-term debt(1)	8.4	16.8	16.8	182.4	224.4
Pension and post-retirement plans	13.6	27.3	27.9	71.3	140.1
Operating leases	37.5	47.9	31.5	69.0	185.9

Total	$182.6	$186.5	$152.2	$822.5	$1,343.8

(1)	Includes principal and interest.

Financing

In January 2002, the Corporation issued the 5.75% Notes due 2007 in the aggregate principal amount of $300 million. The 5.75% Notes due 2007 were senior unsecured obligations with interest payable semi-annually on July 15 and January 15 of each year. The Company repurchased $6.0 million and $36.0 million of these notes in the open market in fiscal 2006 and fiscal 2007, respectively. The remaining outstanding principal balance of $258.0 million was repaid at maturity on January 15, 2007.

On March 31, 2004, the Corporation, along with its principal operating subsidiary, Scholastic Inc., obtained a $190 million revolving credit facility, which was scheduled to expire in 2009 (the “Credit Agreement”). The interest rate charged for all loans made under the Credit Agreement was, at the election of the borrower, based on the bank’s prime rate or, alternatively, an adjusted LIBOR rate plus an applicable margin, ranging from 0.325% to 0.975%. The Credit Agreement also provided for the payment of a facility fee in the range of 0.10% to 0.30% and a utilization fee, if total borrowings exceeded 50% of the total facility, in the range of 0.05% to 0.25%. The amounts charged varied based on the Company’s published credit ratings. The applicable margin, facility fee and utilization fee (if applicable) as of May 31, 2007 were 0.975%, 0.30% and 0.25%, respectively. There were no outstanding borrowings under the Credit Agreement at May 31, 2007 or May 31, 2006. The Credit Agreement contained certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions. As of May 31, 2007, the Company was in compliance with these covenants.

On November 11, 1999, the Corporation and Scholastic Inc. entered into a contractually committed $40 million unsecured revolving loan agreement, which, as amended, was scheduled to expire in 2009 (the “Revolver”). The interest rate charged for all loans made under the Revolver was set at either (1) the bank’s prime lending rate minus 1% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.375% to 1.025%. The Revolver also provided for the payment of a facility fee in the range of 0.10% to 0.30%. The amounts charged varied based on the Company’s published credit ratings. The applicable margin and facility fee as of May 31, 2007 were 1.025% and 0.30%, respectively. There were no outstanding borrowings under the Revolver at May 31, 2007 or May 31, 2006. The Revolver contained certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions. As of May 31, 2007, the Company was in compliance with these covenants.

On June 1, 2007, Scholastic Corporation and Scholastic Inc. elected to irrevocably terminate both the Credit Agreement and the Revolver and replaced these facilities with a new $525 million credit agreement with certain banks (“2012 Credit Agreement”), consisting of a $325 million revolving credit component and an amortizing $200 million term loan component. This contractually committed unsecured credit agreement is scheduled to expire on June 1, 2012. The $325 million revolving credit component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The 2012 Credit Agreement also provides for an increase in the aggregate revolving credit commitments of the lenders of up to an additional $150 million. The $200 million term loan was fully drawn on June 28, 2007 in connection with the ASR. The term loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7 million beginning on December 31, 2007, with the final payment of $7.4 million due on June 1, 2012. At the election of the borrower, the interest rate charged for each loan made under the 2012 Credit Agreement is based on (1) a rate equal to the higher of (a) the bank’s prime rate or (b) the prevailing Federal Funds rate plus 0.5% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.50% to 1.25%, based on the Company’s prevailing consolidated debt to total capital ratio. The 2012 Credit Agreement also provides for the payment of a facility fee in the range of 0.125% to 0.25% per annum on the revolving credit component only. The 2012 Credit Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions.

During fiscal 2007, the Company entered into unsecured money market bid rate credit lines totaling $50 million, of which $41.0 million was outstanding at May 31, 2007. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term, not to exceed one year, agreed to at the time each loan is made. These credit lines are typically available for loans up to 364 days and are renewable at the option of the lender. The weighted average interest rate for all money market bid rate loans outstanding on May 31, 2007 was 6.2%.

As of May 31, 2007, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $68.8 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and are renewable at the option of the lender. There were borrowings outstanding under these facilities equivalent to $25.2 million at May 31, 2007 at a weighted average interest rate of 7.0%, as compared to $33.8 million at May 31, 2006 at a weighted average interest rate of 6.0%.

At May 31, 2007, the Company had open standby letters of credit of $8.4 million issued under certain credit lines, as compared to $15.2 million at May 31, 2006. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

The Company’s total debt obligations were $239.6 million at May 31, 2007 and $502.4 million at May 31, 2006. The lower level of total debt at May 31, 2007 compared to the level at May 31, 2006 was substantially due to the repayment of $258 million of the 5.75% Notes due 2007 that remained outstanding at maturity.

For a more complete description of the Company’s debt obligations, see Note 3 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Acquisitions

In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such opportunities and prospects.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to file in a tax return. FIN 48 will become effective for the Company’s fiscal year beginning June 1, 2007. The Company expects that the adoption of FIN 48 will not have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 will become effective for the Company’s fiscal year beginning June 1, 2008. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS No. 158, the Company was required to recognize the funded status of its defined benefit post-retirement plan and to provide the required disclosures commencing as of May 31, 2007. The requirement to measure defined benefit plan assets and obligations as of the employer’s fiscal year end is effective for the Company’s fiscal year ending May 31, 2009. The adoption of SFAS No. 158 is not expected to have any impact on the Company’s results of operations or cash flows.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 28% of the Company’s debt at May 31, 2007 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 7% at May 31, 2006, with the higher level at the end of fiscal 2007 due to utilization of available borrowings under short-term unsecured lines of credit, which are variable rate instruments, to repay the 5.75% Notes due 2007 at maturity. The Company is subject to the risk that market interest rates and its cost of borrowing may increase and thereby increase the interest charged under its variable-rate debt, as well as the risk that variable-rate borrowings may represent a larger portion of total debt in the future.

Additional information relating to the Company’s outstanding financial instruments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of May 31, 2007 (see Note 3 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

	($ amounts in millions)

							Fair Value as of May 31, 2007
	Fiscal Year Maturity
	2008	2009(1)	2010	2011	Thereafter(1)	Total

Debt Obligations
Lines of credit and short-term debt	$66.2	$—	$—	$—	$—	$66.2	$66.2
Average interest rate	6.5%
Long-term debt including Current portion:
Fixed-rate debt	$—	$—	$—	$—	$175.0	$175.0	$155.9
Average interest rate					5.0%

(1)

At May 31, 2007, no borrowings were outstanding under the Credit Agreement or Revolver, which had credit lines totaling $230.0 and were scheduled to expire in fiscal 2009. These facilities were terminated by the Company effective June 1, 2007 and replaced with the 2012 Credit Agreement, which includes a revolving credit component totaling $325.0 and a $200.0 amortizing term loan component that are scheduled to expire on June 1, 2012. The $325.0 revolving credit component allows the Company to borrow, repay, prepay and reborrow at any time prior to the stated maturity date. The $200.0 term loan component, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7 beginning on December 31, 2007, with the final payment of $7.4 due on June 1, 2012.

[This Page Intentionally Left Blank]

Item 8 | Consolidated Financial Statements and Supplementary Data

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Statements of Income

(Amounts in millions, except per share data)

Years ended May 31,

	2007	2006	2005

Revenues	$2,179.1	$2,283.8	$2,079.9
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation)	1,005.3	1,103.1	979.0
Selling, general and administrative expenses	913.0	916.5	840.7
Bad debt expense	71.1	59.1	62.2
Depreciation and amortization	67.0	65.8	63.1

Total operating costs and expenses	2,056.4	2,144.5	1,945.0

Operating income	122.7	139.3	134.9
Other income	3.0	—	—
Interest income	2.6	3.5	1.0
Interest expense	32.7	35.2	36.2

Earnings before income taxes	95.6	107.6	99.7
Provision for income taxes	34.7	39.0	35.4

Net income	$60.9	$68.6	$64.3

Earnings per Share of Class A Stock and Common Stock:

Net income:
Basic	$1.43	$1.65	$1.61
Diluted	$1.42	$1.63	$1.58

See accompanying notes

Consolidated Balance Sheets

ASSETS	2007	2006

Current Assets:
Cash and cash equivalents	$22.8	$205.3
Accounts receivable (less allowance for doubtful accounts of $53.4 at May 31, 2007 and $49.5 at May 31, 2006)	281.6	266.8
Inventories	422.9	431.5
Deferred promotion costs	50.1	49.8
Deferred income taxes	71.5	73.1
Prepaid expenses and other current assets	55.8	52.4

Total current assets	904.7	1,078.9

Property, Plant and Equipment:
Land	13.3	13.3
Buildings	123.5	121.4
Capitalized software	169.0	151.7
Furniture, fixtures and equipment	324.8	308.7
Leasehold improvements	175.3	173.1

	805.9	768.2

Less accumulated depreciation and amortization	(422.6)	(371.2)

Net property, plant and equipment	383.3	397.0

Other Assets and Deferred Charges:
Prepublication costs	112.7	115.9
Installment receivables (less allowance for doubtful accounts of $4.6 at May 31, 2007 and $3.3 at May 31, 2006)	13.1	11.2
Royalty advances (less allowance for reserves of $58.4 at May 31, 2007 and $54.7 at May 31, 2006)	51.3	46.0
Production costs	4.3	5.9
Goodwill	265.9	253.1
Other intangibles	78.5	78.4
Noncurrent deferred income taxes	6.1	4.5
Other	57.8	61.3

Total other assets and deferred charges	589.7	576.3

Total assets	$1,877.7	$2,052.2

See accompanying notes

(Amounts in millions, except share data)

Balances at May 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2007	2006

Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	$66.2	$329.2
Capital lease obligations	5.5	7.5
Accounts payable	135.4	141.7
Accrued royalties	39.2	36.6
Deferred revenue	24.2	19.3
Other accrued expenses	143.6	154.7

Total current liabilities	414.1	689.0

Noncurrent Liabilities:
Long-term debt	173.4	173.2
Capital lease obligations	59.8	61.4
Other noncurrent liabilities	101.4	79.3

Total noncurrent liabilities	334.6	313.9

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value Authorized – 2,000,000 shares; Issued – None	—	—
Class A Stock, $0.1 par value Authorized – 4,000,000 shares (2,500,000 shares at May 31, 2006); Issued and outstanding – 1,656,200 shares	0.0	0.0
Common Stock, $.01 par value Authorized – 70,000,000 shares; Issued and outstanding – 41,422,121 shares (40,282,246 shares at May 31, 2006)	0.4	0.4
Additional paid-in capital	490.3	458.7
Deferred compensation	—	(1.6)
Accumulated other comprehensive loss	(34.5)	(20.1)
Retained earnings	672.8	611.9

Total stockholders’ equity	1,129.0	1,049.3

Total liabilities and stockholders’ equity	$1,877.7	$2,052.2

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

		Class A Stock		Common Stock
	Additional Paid-in Capital	Shares	Amount	Shares	Amount

Balance at May 31, 2004	$388.1	1,656,200	$0.0	37,930,986	$0.4
Comprehensive income:
Net income
Other comprehensive income (loss), net:
Foreign currency translation adjustment
Minimum pension liability adjustment, net of tax of $5.3

Total other comprehensive loss
Total comprehensive income
Deferred compensation, net of amortization	2.2			8,993	0.0
Proceeds from issuance of common stock pursuant to employee stock-based plans	29.9			1,136,565	0.0
Tax benefit realized from employee stock-based plans	3.8

Balance at May 31, 2005	424.0	1,656,200	0.0	39,076,544	0.4
Comprehensive income:
Net income
Other comprehensive income, net:
Foreign currency translation adjustment
Minimum pension liability adjustment, net of tax of $4.4

Total other comprehensive income

Total comprehensive income
Deferred compensation, net of amortization	0.3			26,690	0.0
Proceeds from issuance of common stock pursuant to employee stock-based plans	28.7			1,179,012	0.0
Tax benefit realized from employee stock-based plans	5.7

Balance at May 31, 2006	458.7	1,656,200	0.0	40,282,246	0.4
Comprehensive income:
Net income
Other comprehensive income, net:
Foreign currency translation adjustment
Minimum pension liability adjustment, net of tax of $1.2

Total other comprehensive income

Total comprehensive income
Adoption of SFAS No. 158, net of tax $(8.5)
Stock-based compensation (SFAS No. 123R)	1.6			22,148	0.0
Proceeds from issuance of common stock pursuant to employee stock-based plans	26.8			1,117,727	0.0
Tax benefit realized from employee stock-based plans	3.2

Balance at May 31, 2007	$490.3	1,656,200	$0.0	41,422,121	$0.4

See accompanying notes

(Amounts in millions, except share data)

Years ended May 31, 2007, 2006, 2005 and 2004

	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

Balance at May 31, 2004	$(0.6)	$(21.5)	$479.0	$845.4
Comprehensive income:
Net income			64.3	64.3
Other comprehensive income (loss), net:
Foreign currency translation adjustment		2.3		2.3
Minimum pension liability adjustment, net of tax of $5.3		(9.3)		(9.3)

Total other comprehensive loss				(7.0)

Total comprehensive income				57.3
Deferred compensation, net of amortization	(1.5)			0.7
Proceeds from issuance of common stock pursuant to employee stock-based plans				29.9
Tax benefit realized from employee stock-based plans				3.8

Balance at May 31, 2005	(2.1)	(28.5)	543.3	937.1
Comprehensive income:
Net income			68.6	68.6
Other comprehensive income, net:
Foreign currency translation adjustment		0.8		0.8
Minimum pension liability adjustment, net of tax of $4.4		7.6		7.6

Total other comprehensive income				8.4

Total comprehensive income				77.0
Deferred compensation, net of amortization	0.5			0.8
Proceeds from issuance of common stock pursuant to employee stock-based plans				28.7
Tax benefit realized from employee stock-based plans				5.7

Balance at May 31, 2006	(1.6)	(20.1)	611.9	1,049.3
Comprehensive income:
Net income			60.9	60.9
Other comprehensive income, net:
Foreign currency translation adjustment		(1.0)		(1.0)
Minimum pension liability adjustment, net of tax of $1.2		2.3		2.3

Total other comprehensive income				1.3

Total comprehensive income				62.2
Adoption of SFAS No. 158, net of tax $(8.5)		(15.7)		(15.7)
Stock-based compensation (SFAS No. 123R)	1.6			3.2
Proceeds from issuance of common stock pursuant to employee stock-based plans				26.8
Tax benefit realized from employee stock-based plans				3.2

Balance at May 31, 2007	$0.0	$(34.5)	$672.8	$1,129.0

Consolidated Statements of Cash Flows

	(Amounts in millions) Years ended May 31,

	2007	2006	2005

Cash flows provided by operating activities:
Net income	$60.9	$68.6	$64.3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	71.1	59.1	62.2
Provision for losses on inventory	29.4	31.3	38.7
Provision for losses on royalty	3.7	3.1	3.0
Amortization of prepublication and production costs	58.8	67.8	67.7
Depreciation and amortization	67.0	65.8	63.1
Royalty advances expensed	25.1	33.5	29.8
Deferred income taxes	1.4	1.8	20.4
Non-cash stock-based compensation	3.2	0.6	—
Non-cash interest expense	1.7	1.5	1.3
Non-cash net gain on equity investment	(3.0)	—	—
Non-cash net loss (gain) on equity affiliates	2.2	(0.2)	(0.2)
Changes in assets and liabilities:
Accounts receivable	(81.0)	(53.7)	(61.6)
Inventories	(15.9)	(52.8)	(35.5)
Prepaid expenses and other current assets	(3.1)	(7.1)	(0.3)
Deferred promotion costs	—	(9.8)	2.7
Accounts payable	(9.0)	7.4	(13.4)
Other accrued expenses	(14.8)	24.2	0.6
Accrued royalties	2.1	(3.7)	1.6
Deferred revenue	2.2	(4.4)	(1.0)
Tax benefit realized from employee stock-based plans	3.2	5.7	3.8
Proceeds from insurance reimbursement	2.3	—	—
Gain on insurance settlement	(1.7)	—	—
Other, net	7.3	8.7	6.4

Total adjustments	152.2	178.8	189.3

Net cash provided by operating activities	213.1	247.4	253.6
Cash flows used in investing activities:
Prepublication expenditures	(48.4)	(49.6)	(58.0)
Additions to property, plant and equipment	(49.4)	(66.1)	(49.8)
Royalty advances	(33.6)	(28.1)	(30.9)
Production expenditures	(5.5)	(12.9)	(18.0)
Repayment of loan from investee	5.6	5.7	5.5
Loans to investee	(7.7)	(5.3)	(5.7)
Acquisition-related payments	(7.3)	(4.5)	(3.7)
Proceeds from sale of equity investment	4.0	—	—
Proceeds from insurance reimbursement	1.5	—	—
Other	0.1	—	—

Net cash used in investing activities	(140.7)	(160.8)	(160.6)
Cash flows (used in) provided by financing activities:
Borrowings under Credit Agreement and Revolver	349.0	170.3	342.4
Repayments of Credit Agreement and Revolver	(349.0)	(170.3)	(356.6)
Repurchase/repayment of 5.75% Notes	(294.0)	(6.0)	—
Borrowings under lines of credit	270.0	248.2	250.6
Repayments of lines of credit	(238.6)	(240.8)	(249.3)
Repayments of capital lease obligations	(7.5)	(10.3)	(10.5)
Proceeds pursuant to employee stock-based plans	26.8	28.7	29.9
Other	(0.6)	—	—

Net cash (used in) provided by financing activities	(243.9)	19.8	6.5
Effect of exchange rate changes on cash and cash equivalents	(11.0)	(11.7)	(6.7)

Net (decrease) increase in cash and cash equivalents	(182.5)	94.7	92.8
Cash and cash equivalents at beginning of year	205.3	110.6	17.8

Cash and cash equivalents at end of year	$22.8	$205.3	$110.6

Supplemental information:
Income taxes paid	$24.7	$35.9	$10.1
Interest paid	28.1	27.2	30.0
Non-cash investing and financing activities: Capital leases	2.6	3.4	9.5

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

Use of estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable and installment receivables; sales returns; amortization periods; stock-based compensation expense; pension and other post-retirement obligations; and recoverability of inventories, deferred promotion costs, deferred income taxes and tax reserves, prepublication costs, royalty advances, goodwill and other intangibles.

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

Educational Publishing – For shipments to schools, revenue is recognized on passage of title, which generally occurs upon receipt by the customer. Shipments to depositories are on consignment and revenue is recognized based on actual shipments from the depositories to the schools. For certain software-based products, the Company offers new customers installation and training, and in such cases, revenue is recognized when installation and training are complete.

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

Scholastic In-School Marketing – Revenue is recognized in increments as the Company satisfies each of its specific contractual obligations for a campaign.

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

Deferred promotion costs

Deferred promotion costs represent all direct costs associated with direct mail, co-op, internet and telemarketing promotions, including incentive product costs incurred to acquire customers in the Company’s continuity and magazine businesses. Promotional costs are deferred when incurred and amortized in the proportion that current revenues bear to estimated total revenues. The Company regularly evaluates the profitability of each continuity promotion over its life cycle based on historical and forecasted activity and adjusts the carrying value accordingly. Except as discussed above, all other advertising costs are expensed as incurred.

Property, plant and equipment

Property, plant and equipment are carried at cost. Depreciation and amortization are recorded on a straight-line basis. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Capitalized software is depreciated over a period of three to five years. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. Interest is capitalized on major construction projects based on the outstanding construction-in-progress balance for the period and the average borrowing rate during the period.

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

Prepublication costs

The Company capitalizes the art, prepress, editorial and other costs incurred in the creation of the master copy of a book or other media (the “prepublication costs”). Prepublication costs are amortized on a straight-line basis over a three- to seven-year period. The Company regularly reviews the recoverability of the capitalized costs based on expected future revenues.

Royalty advances

Royalty advances are capitalized and expensed as related revenues are earned or when future recovery appears doubtful. The Company records a reserve for the recoverability of its outstanding advances to authors based primarily upon historical earndown experience.

Goodwill and other intangibles

Goodwill and other intangible assets with indefinite lives are not amortized and are reviewed for impairment annually, or more frequently if impairment indicators arise. With regard to goodwill, the Company compares the estimated fair value of its identified reporting units, which are also the Company’s operating segments, to the carrying value of the net assets. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the units.

With regard to other intangibles with indefinite lives, the Company determines the fair value by asset, which is then compared to its carrying value. Intangible assets with definite lives consist principally of customer lists and covenants not to compete. Customer lists are amortized on a straight-line basis over a five-year period, while covenants not to compete are amortized on a straight-line basis over their contractual term.

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

Other noncurrent liabilities

All of the rate assumptions discussed below impact the Company’s calculations of its pension and post-retirement obligations. The rates applied by the Company are based on the portfolios’ past average rates of return and discussions with its actuaries. Any change in market performance, interest rate performance, assumed health care costs trend rate or compensation rates could result in significant changes in the Company’s pension and post-retirement obligations.

Pension obligations – Scholastic Corporation and certain of its subsidiaries have defined benefit pension plans covering the majority of their employees who meet certain eligibility requirements. The Company’s pension plans and other post-retirement benefits are accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions.” In September 2006, the Financial Accounting Standards Board (the “FASB”) released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of SFAS No. 87, 88, 106, and 132(R)” (“SFAS No. 158”).

On May 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, which required the Company to recognize the funded status of its pension plans in its May 31, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of taxes. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses (gains) and unrecognized prior service costs under the Company’s pension plans and other post-retirement benefits. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost or net periodic post-retirement benefit cost in the same periods will be recognized as a component of comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost or net periodic post-retirement benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at the adoption of SFAS No. 158.

The incremental effect of adopting the provisions of SFAS No. 158 on the Company’s consolidated balance sheet at May 31, 2007 is a reduction in stockholders’ equity of $15.7 million, net of tax. The adoption of SFAS No. 158 had no effect on the Company’s results of operations or cash flows for the year ended May 31, 2007, or for any prior period presented, and it will not have any effect on the Company’s results of operations or cash flows in future periods.

The Company’s pension calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets, and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of net periodic pension costs.

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

Other post-retirement benefits – Scholastic Corporation provides post-retirement benefits, consisting of healthcare and life insurance benefits, to retired United States-based employees. A majority of these employees may become eligible for these benefits if they reach normal retirement age while working for the Company. The post-retirement medical plan benefits are funded on a pay-as-you-go basis, with the Company paying a portion of the premium and the employee paying the remainder. The Company follows SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other than Pensions,” in calculating the existing benefit obligation, which is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the service and interest cost components of net periodic post-retirement benefit cost. The assumed health care cost trend rate is used in the measurement of the long-term expected increase in medical claims.

Foreign currency translation

The Company’s non-United States dollar-denominated assets and liabilities are translated into United States dollars at prevailing rates at the balance sheet date and the revenues, costs and expenses are translated at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of the foreign financial statements and the effect of exchange rate changes on long-term intercompany balances are accumulated and charged directly to the foreign currency translation adjustment component of stockholders’ equity.

Shipping and handling costs

Amounts billed to customers for shipping and handling are classified as revenue. Costs incurred in shipping and handling are recognized in cost of goods sold.

Reclassifications

Certain prior years’ amounts have been reclassified to conform to the current year’s presentation. The Company had previously reported certain amounts related to the translation of foreign currency amounts in “Other, net” in the Statement of Cash Flows that are now presented as a component of the “Effect of exchange rate changes on cash and cash equivalents.” The impact of these changes is an increase in “Net cash provided by operating activities” of $12.0 and $6.8 for 2006 and 2005, respectively.

Earnings per share

Basic earnings per share is based on the weighted average shares of Class A Stock and Common Stock outstanding. Diluted earnings per share is based on the weighted average shares of Class A Stock and Common Stock outstanding adjusted for the impact of potentially dilutive securities outstanding. The dilutive impact of options outstanding is calculated using the treasury stock method, which treats the options as if they were exercised at the beginning of the period, adjusted for Common Stock assumed to be repurchased with the proceeds and tax benefit realized upon exercise. Any potentially dilutive security is excluded from the computation of diluted earnings per share for any period in which it has an anti-dilutive effect. Options that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled: 3,311,436 at May 31, 2007, 1,934,107 at May 31, 2006 and 1,485,110 at May 31, 2005.

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

In May 2006, the Human Resources and Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Corporation, which consists entirely of independent directors, approved the acceleration of the vesting of all unvested options to purchase Class A Stock and Common Stock outstanding as of May 30, 2006 granted to employees (including executive officers) and outside directors of the Corporation, as described below (the “Acceleration”). Except for the Acceleration, all other terms and conditions applicable to such stock options were unchanged. Substantially all of these options had exercise prices in excess of the market value of the underlying Common Stock on May 30, 2006. The primary purpose of the Acceleration was to mitigate the future compensation expense that the Company would have otherwise recognized in its financial statements with respect to these options as a result of the June 1, 2006 adoption of SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”), by the Company.

The Company adopted the fair value recognition provisions of SFAS No. 123R, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), using the modified prospective method. SFAS No. 123R requires the Company to recognize the cost of employee and director services received in exchange for any stock-based awards. Under SFAS No. 123R, the Company recognizes compensation expense on a straight-line basis over an award’s requisite service period, which is generally the vesting period, based on the award’s fair value at the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based compensation expense for each of the fiscal years ended May 31:

	2006	2005

Net income – as reported	$68.6	$64.3
Add: Stock-based compensation expense included in reported net income, net of tax	0.6	0.8
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	23.8	13.0

Net income – pro forma	$45.4	$52.1

	2006	2005

Earnings per share – as reported
Basic	$1.65	$1.61
Diluted	1.63	1.58
Earnings per share – pro forma
Basic	$1.09	$1.30
Diluted	1.08	1.28

Under SFAS No. 123R, the fair values of stock options granted by the Company are estimated at the date of grant using the Black-Scholes option-pricing model. The Company’s determination of the fair value of share-based payment awards using this option-pricing model is affected by the price of the Common Stock as well as by assumptions regarding highly complex and subjective variables, including, but not limited to, the expected price volatility of the Common Stock over the terms of the awards, the risk-free interest rate, and actual and projected employee stock option exercise behaviors. Estimates of fair value are not intended to predict actual future events or the value that may ultimately be realized by employees or directors who receive these awards.

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. In determining the estimated forfeiture rates for stock-based awards, the Company periodically conducts an assessment of the actual number of equity awards that have been forfeited previously. When estimating expected forfeitures, the Company considers factors such as the type of award, the employee class and historical experience. The estimate of stock-based awards that will ultimately be forfeited requires significant judgment and, to the extent that actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to June 1, 2006, the Company accounted for forfeitures as they occurred.

The weighted average fair value of options granted during fiscal 2007, 2006 and 2005 using the Black-Scholes option pricing model was $12.22, $13.68 and $16.33 per share, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the options’ vesting periods, including the effect of the Acceleration.

The following table provides the significant weighted average assumptions used in determining the estimated weighted average fair value for options granted by the Company during fiscal 2007, 2006 and 2005 under the Black-Scholes option pricing model. The expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the option grantees. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant corresponding to the expected life. The volatility was estimated based on historical volatility corresponding to the expected life. The dividend yield was zero, based on the fact that the Corporation has not paid any cash dividends since its initial public offering in February 1992 and has no current plans to pay any dividends.

	2007	2006	2005

Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	32.89%	37.46%	55.2%
Risk-free interest rate	4.68%	4.22%	3.46%
Expected life of options	6 years	5 years	5 years

New accounting pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to file in a tax return. FIN 48 will become effective for the Company’s fiscal year beginning June 1, 2007. The Company expects that the adoption of FIN 48 will not have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 will become effective for the Company’s fiscal year beginning June 1, 2008. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS No. 158, the Company was required to recognize the funded status of its defined benefit post-retirement plan and to provide the required disclosures commencing as of May 31, 2007. The requirement to measure defined benefit plan assets and obligations as of the employer’s fiscal year end is effective for the Company’s fiscal year ending May 31, 2009. The adoption of that portion of SFAS No. 158 is not expected to have any impact on the Company’s results of operations or cash flows.

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

•

Educational Publishing includes the production and/or publication and distribution to schools and libraries of educational technology products, curriculum materials, children’s books, classroom magazines and print and online reference and non-fiction products for grades pre-kindergarten to 12 in the United States.

•

Media, Licensing and Advertising includes the production and/or distribution of media and electronic products and programs (including children’s television programming, videos, DVD’s, software, feature films, interactive and audio products, promotional activities and non-book merchandise); and advertising revenue, including sponsorship programs.

•	International includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

The following table sets forth information for the three fiscal years ended May 31 for the Company’s segments.

	Children’s Book Publishing and Distribution	Educational Publishing	Media, Licensing and Advertising	Overhead(1)	Total Domestic	International	Consolidated

2007

Revenues	$1,155.3	$412.7	$162.5	$0.0	$1,730.5	$448.6	$2,179.1
Bad debt	58.9	1.0	1.8	0.0	61.7	9.4	71.1
Depreciation and amortization	17.4	4.1	3.0	34.6	59.1	7.9	67.0
Amortization(2)	17.2	28.4	11.2	0.0	56.8	2.0	58.8
Royalty advances expensed	23.3	1.4	1.1	0.0	25.8	3.0	28.8
Operating income (loss)(3)	68.8	76.8	16.0	(72.4)	89.2	33.5	122.7
Segment assets	729.4	361.9	63.0	388.0	1,542.3	335.4	1,877.7
Goodwill	130.6	94.2	9.8	0.0	234.6	31.3	265.9
Expenditures for long-lived assets(4)	64.7	33.0	12.4	21.3	131.4	12.8	144.2
Long-lived assets(5)	299.8	214.4	27.9	280.3	822.4	112.5	934.9

2006

Revenues	$1,304.0	$416.1	$151.6	$0.0	$1,871.7	$412.1	$2,283.8
Bad debt	44.8	4.7	0.7	0.0	50.2	8.9	59.1
Depreciation and amortization	16.5	3.8	1.4	38.2	59.9	5.9	65.8
Amortization(2)	16.4	28.0	19.4	0.0	63.8	4.0	67.8
Royalty advances expensed	29.7	2.2	2.0	0.0	33.9	2.7	36.6
Operating income (loss)(3)	114.2	69.6	10.3	(77.5)	116.6	22.7	139.3
Segment assets	808.8	349.4	70.0	508.5	1,736.7	315.5	2,052.2
Goodwill	130.6	82.5	9.8	0.0	222.9	30.2	253.1
Expenditures for long-lived assets(4)	65.0	28.8	20.3	33.2	147.3	13.9	161.2
Long-lived assets(5)	293.5	206.9	33.6	291.9	825.9	109.9	935.8

2005

Revenues	$1,152.5	$404.6	$133.1	$0.0	$1,690.2	$389.7	$2,079.9
Bad debt	51.1	1.3	0.3	0.0	52.7	9.5	62.2
Depreciation and amortization	13.5	3.4	1.7	38.5	57.1	6.0	63.1
Amortization(2)	16.1	32.3	17.3	0.0	65.7	2.0	67.7
Royalty advances expensed	27.3	2.4	1.1	0.0	30.8	2.0	32.8
Operating income (loss)(3)	93.5	78.5	11.0	(78.4)	104.6	30.3	134.9
Segment assets	733.3	347.3	63.1	484.7	1,628.4	303.0	1,931.4
Goodwill	130.6	82.5	9.8	0.0	222.9	31.3	254.2
Expenditures for long-lived assets(4)	64.6	38.7	22.1	22.8	148.2	12.2	160.4
Long-lived assets(5)	289.5	215.8	37.1	298.0	840.4	107.0	947.4

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

(3)

Operating income (loss) represents earnings before other income, interest and income taxes. In fiscal 2006, Educational Publishing includes pre-tax costs of $3.2 related to the write-down of certain print reference set assets and bad debt expense of $2.9 associated with the bankruptcy of a customer. In fiscal 2005, Children’s Book Publishing and Distribution includes pre-tax charges of $3.8, primarily related to severance costs due to a review of the continuity business.

(4)	Includes expenditures for property, plant and equipment, investments in prepublication and production costs, royalty advances and acquisitions of, and investments in, businesses.

(5)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles, royalty advances, production costs and long-term investments.

The following table separately sets forth information for the United States direct-to-home portion of the Company’s continuity programs, which consist primarily of the business formerly operated by Grolier Incorporated and are included in the Children’s Book Publishing and Distribution segment, and for all other businesses included in the segment, for the fiscal years ended May 31:

	Direct-to-home			All Other			Total

	2007	2006	2005	2007	2006	2005	2007	2006	2005

Revenues	$156.0	$134.9	$147.5	$999.3	$1,169.1	$1,005.0	$1,155.3	$1,304.0	$1,152.5
Bad debt	40.7	29.6	31.9	18.2	15.2	19.2	58.9	44.8	51.1
Depreciation	1.4	0.8	0.6	16.0	15.7	12.9	17.4	16.5	13.5
Amortization(1)	2.0	1.4	1.4	15.2	15.0	14.7	17.2	16.4	16.1
Royalty advances expensed	3.8	3.2	3.8	19.5	26.5	23.5	23.3	29.7	27.3
Business income (loss)(2)	(29.3)	(13.6)	(2.8)	98.1	127.8	96.3	68.8	114.2	93.5
Business assets	218.9	217.8	196.2	510.5	591.0	537.1	729.4	808.8	733.3
Goodwill	92.4	92.4	92.4	38.2	38.2	38.2	130.6	130.6	130.6
Expenditures for long-lived assets(3)	8.7	5.9	7.1	56.0	59.1	57.5	64.7	65.0	64.6
Long-lived assets(4)	118.1	116.5	115.2	181.7	177.0	174.3	299.8	293.5	289.5

(1)	Includes amortization of prepublication costs, but excludes amortization of promotion costs.

(2)

Business income (loss) represents earnings (loss) before other income, interest and income taxes. In fiscal 2005, Direct-to-home and All Other include charges of $3.6 and $0.2, respectively, related to a review of the continuity business.

(3)	Includes expenditures for property, plant and equipment, investments in prepublication costs, royalty advances and acquisitions of businesses.

(4)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles and royalty advances.

3. DEBT

The following summarizes debt as of May 31:

	Carrying Value	Fair Value	Carrying Value	Fair Value

	2007		2006

Lines of credit	$66.2	$66.2	$33.8	$33.8
5.75% Notes due 2007, net of premium/discount	—	—	295.3	293.2
5% Notes due 2013, net of discount	173.4	155.9	173.2	150.8
Other debt	—	—	0.1	0.1

Total debt	239.6	222.1	502.4	477.9
Less lines of credit, short-term debt and current portion of long-term debt	(66.2)	(66.2)	(329.2)	(327.1)

Total long-term debt	$173.4	$155.9	$173.2	$150.8

Short-term debt is carried at cost, which approximates fair value. Fair values were estimated based on market quotes, where available, or dealer quotes.

The following table sets forth the maturities of the carrying values of the Company’s debt obligations as of May 31, 2007 for fiscal years ended May 31:

2008	$66.2
2009	—
2010	—
2011	—
2012	—
Thereafter	173.4

Total debt	$239.6

Credit Agreement

On March 31, 2004, the Corporation, along with its principal operating subsidiary, Scholastic Inc., obtained a $190 revolving credit facility, which was scheduled to expire in 2009 (the “Credit Agreement”). The interest rate charged for all loans made under the Credit Agreement was, at the election of the borrower, based on the bank’s prime rate or, alternatively, an adjusted LIBOR rate plus an applicable margin, ranging from 0.325% to 0.975%. The Credit Agreement also provided for the payment of a facility fee in the range of 0.10% to 0.30% and a utilization fee, if total borrowings exceeded 50% of the total facility, in the range of 0.05% to 0.25%. The amounts charged varied based on the Company’s published credit ratings. The applicable margin, facility fee and utilization fee (if applicable) as of May 31, 2007 were 0.975%, 0.30% and 0.25%, respectively. There were no outstanding borrowings under the Credit Agreement at May 31, 2007 or May 31, 2006. The Credit Agreement contained certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions. As of May 31, 2007, the Company was in compliance with these covenants. The borrowers elected to terminate the Credit Agreement at no cost, effective June 1, 2007. See “2012 Credit Agreement” below.

Revolver

On November 11, 1999, the Corporation and Scholastic Inc. entered into a contractually committed $40 unsecured revolving loan agreement, which, as amended, was scheduled to expire in 2009 (the “Revolver”). The interest rate charged for all loans made under the Revolver was set at either (1) the bank’s prime lending rate minus 1% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.375% to 1.025%. The Revolver also provided for the payment of a facility fee in the range of 0.10% to 0.30%. The amounts charged varied based on the Company’s published credit ratings. The applicable margin and facility fee as of May 31, 2007 were 1.025% and 0.30%, respectively. There were no outstanding borrowings under the Revolver at May 31, 2007 or May 31, 2006. The Revolver contained certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions. As of May 31, 2007, the Company was in compliance with these covenants. The borrowers elected to terminate the Revolver at no cost, effective June 1, 2007. See “2012 Credit Agreement” below.

2012 Credit Agreement

On June 1, 2007, Scholastic Corporation and Scholastic Inc. elected to irrevocably terminate both the Credit Agreement and the Revolver and replaced these facilities with a new $525 credit agreement with certain banks (“2012 Credit Agreement”), consisting of a $325 revolving credit component and an amortizing $200 term loan component. This contractually committed unsecured credit agreement is scheduled to expire on June 1, 2012. The $325 revolving credit component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The 2012 Credit Agreement also provides for an increase in the aggregate revolving credit commitments of the lenders of up to an additional $150. The $200 term loan was fully drawn on June 28, 2007 in connection with the Accelerated Share Repurchase described in Note 14, “Subsequent Event,” below. The term loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7 beginning on December 31, 2007, with the final payment of $7.4 due on June 1, 2012. At the election of the borrower, the interest rate charged for each loans made under the

2012 Credit Agreement is based on (1) a rate equal to the higher of (a) the bank’s prime rate or (b) the prevailing Federal Funds rate plus 0.5% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.50% to 1.25%, based on the Company’s prevailing consolidated debt to total capital ratio. The 2012 Credit Agreement also provides for the payment of a facility fee in the range of 0.125% to 0.25% per annum on the revolving credit component only. The 2012 Credit Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions.

5.75% Notes due 2007

In January 2002, Scholastic Corporation issued $300.0 of 5.75% Notes (the “5.75% Notes”). The 5.75% Notes were senior unsecured obligations that matured on January 15, 2007 with interest payable semi-annually on July 15 and January 15 of each year through maturity. The Company repurchased $6.0 of the 5.75% Notes on the open market in fiscal 2006 and $36.0 of the 5.75% Notes on the open market during the first six months of fiscal 2007. In January 2007, the Company repaid the $258.0 of the 5.75% Notes that remained outstanding at maturity.

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

Lines of credit

During fiscal 2007, the Company entered into unsecured money market bid rate credit lines totaling $50, of which $41.0 was outstanding at May 31, 2007. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term, not to exceed one year, agreed to at the time each loan is made. These credit lines are typically available for loans up to 364 days and are renewable at the option of the lender. The weighted average interest rate for all money market bid rate loans outstanding on May 31, 2007 was 6.2%.

As of May 31, 2007, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $68.8, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and are renewable at the option of the lender. There were borrowings outstanding under these facilities equivalent to $25.2 at May 31, 2007 at a weighted average interest rate of 7.0%, as compared to $33.8 at May 31, 2006 at a weighted average interest rate of 6.0%.

4. COMMITMENTS AND CONTINGENCIES

Lease obligations

The Company leases warehouse space, office space and equipment under various capital and operating leases over periods ranging from one to forty years. Certain of these leases provide for scheduled rent increases based on price-level factors. The Company generally does not enter into leases that call for contingent rent. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rent expense relating to the Company’s non-cancelable operating leases for the three fiscal years ended May 31, 2007, 2006 and 2005 was $46.4, $39.5 and $36.6, respectively.

The Company was obligated under capital leases covering land, buildings and equipment in the amount of $65.3 and $68.9 at May 31, 2007 and 2006, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

The following table sets forth the composition of capital leases reflected as Property, Plant and Equipment in the consolidated balance sheets at May 31:

	2007	2006

Land	$3.5	$3.5
Buildings	39.0	39.0
Equipment	51.6	49.0

	94.1	91.5
Accumulated amortization	(47.3)	(39.2)

Total	$46.8	$52.3

The following table sets forth the aggregate minimum future annual rental commitments at May 31, 2007 under all non-cancelable leases for fiscal years ending May 31:

	Operating Leases	Capital Leases

2008	$37.5	$11.2
2009	26.2	10.1
2010	21.7	8.4
2011	16.8	5.9
2012	14.7	5.6
Thereafter	69.0	212.6

Total minimum lease payments	$185.9	253.8

Less amount representing interest		188.5

Present value of net minimum capital lease payments		65.3
Less current maturities of capital lease obligations		5.5

Long-term capital lease obligations		$59.8

Other Commitments

The Company had contractual commitments relating to royalty advances at May 31, 2007 totaling $14.9. The aggregate annual commitments for royalty advances are as follows: fiscal 2008 – $8.0; fiscal 2009 – $5.2; fiscal 2010 – $1.3; fiscal 2011 – $0.4.

The Company had contractual commitments relating to minimum print quantities at May 31, 2007 totaling $156.0. The annual commitments relating to minimum print quantities are as follows: fiscal 2008 – $37.7; fiscal 2009 – $38.5; fiscal 2010 – $31.0; fiscal 2011 – $31.7; fiscal 2012 – $32.4; thereafter – $287.2.

At May 31, 2007, the Company had open standby letters of credit of $8.4 million issued under certain credit lines, as compared to $15.2 million at May 31, 2006. These letters of credit expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

Contingencies

Various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

5. INVESTMENT

Included in the Other Assets and Deferred Charges Section of the Company’s Consolidated Balance Sheets were investments of $38.9 and $39.5 at May 31, 2007 and May 31, 2006, respectively.

In fiscal 2007, the Company participated in the organization of a new entity, the Children’s Network Venture LLC (“Children’s Network”), that produces and distributes educational children’s television programming under the name qubo. The Company has contributed a total of $2.4 in cash and certain rights to existing television programming to the Children’s Network. The Company’s investment, which consists of a 12.25% equity interest, is accounted for using the equity method of accounting.

In fiscal 2003, the Company entered into a joint venture with The Book People, Ltd., a direct marketer of books in the United Kingdom, to distribute books to the home under the Red House name and through schools under the School Link name. The Company also acquired a 15% equity interest in The Book People Ltd.’s parent company, The Book People Group Ltd. for £12.0 with a possible £3.0 additional payment based on operating results and the satisfaction of certain conditions. As part of the transaction, the Company established a £3.0 loan agreement on June 19, 2002 in favor of The Book People Group, Ltd., which is available to fund the expansion of The Book People Group, Ltd. and for working capital purposes. The Company has also established a working capital loan agreement in favor of The Book People, Ltd. to help fund inventory purchases for the joint venture, with an amount of available credit that varies annually in accordance with a formula based on certain financial metrics for the prior fiscal year. As of May 31, 2007, the available credit under this facility was approximately £1. As of May 31, 2007, a total of approximately £4 (equivalent to $7.9 at that date) was outstanding under these revolving credit facilities.

6. GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets with indefinite lives are reviewed for impairment annually, or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the fiscal years ended May 31:

	2007	2006

Beginning balance	$253.1	$254.2
Additions due to acquisitions	11.7	—
Other adjustments	1.1	(1.1)

Ending Balance	$265.9	$253.1

In fiscal 2007, Additions due to acquisitions primarily reflected the acquisition of all of the outstanding shares of a school consulting and professional development services company. The Company has not yet finalized the opening balance sheet for this entity. See Note 12 “Acquisitions” for additional information.

The following table summarizes Other intangibles subject to amortization as of May 31:

	2007	2006

Customer lists	$3.2	$3.0
Accumulated amortization	(2.9)	(2.9)

Net customer lists	0.3	0.1

Other intangibles	4.1	4.0
Accumulated amortization	(3.0)	(2.8)

Net other intangibles	1.1	1.2

Total	$1.4	$1.3

Amortization expense for Other intangibles totaled $0.2 for the fiscal year ended May 31, 2007 and $0.3 for the fiscal year ended May 31, 2006. Amortization expense for these assets is currently estimated to total $0.2 for the fiscal years ending May 31, 2008 through 2011 and $0.1 for the fiscal year ending May 31, 2012. Intangible assets with definite lives consist principally of customer lists and covenants not to compete. Customer lists are amortized on a straight-line basis over a five-year period, while covenants not to compete are amortized on a straight-line basis over their contractual term.

The following table summarizes Other intangibles not subject to amortization as of May 31:

	2007	2006

Net carrying value by major class:
Titles	$31.0	$31.0
Licenses	17.2	17.2
Major sets	11.4	11.4
Trademarks and other	17.5	17.5

Total	$77.1	$77.1

7. INCOME TAXES

The provisions for income taxes for the fiscal years ended May 31, 2007, 2006 and 2005 are based on earnings before taxes as follows:

	2007	2006	2005

United States	$82.9	$103.2	$91.3
Non-United States	12.7	4.4	8.4

Total	$95.6	$107.6	$99.7

The provisions for income taxes attributable to earnings for the fiscal years ended May 31, 2007, 2006 and 2005 consist of the following components:

	2007	2006	2005

Federal
Current	$19.6	$25.1	$5.7
Deferred	2.4	1.6	19.0

	$22.0	$26.7	$24.7

State and local
Current	$6.0	$6.6	$4.2
Deferred	(0.3)	0.1	0.4

	$5.7	$6.7	$4.6

International
Current	$7.7	$5.5	$5.1
Deferred	(0.7)	0.1	1.0

	$7.0	$5.6	$6.1

Total
Current	$33.3	$37.2	$15.0
Deferred	1.4	1.8	20.4

	$34.7	$39.0	$35.4

The provisions for income taxes for the fiscal years ended May 31, 2007, 2006 and 2005 differ from the amount of tax determined by applying the federal statutory rate as follows:

	2007	2006	2005

Computed federal statutory provision	$33.5	$37.7	$34.9
State income tax provision, net of federal income tax benefit	3.7	4.4	3.0
Difference in effective tax rates on earnings of foreign subsidiaries	0.6	(0.1)	(0.4)
Extraterritorial income	(0.5)	(1.4)	(0.9)
Charitable contributions	(0.9)	(0.6)	(1.4)
Tax credits	(0.9)	—	—
Other – net	(0.8)	(1.0)	0.2

Total provision for income taxes	$34.7	$39.0	$35.4

Effective tax rates	36.3%	36.25%	35.5%

The undistributed earnings of foreign subsidiaries at May 31, 2007 were $18.0. Any remittance of foreign earnings would not result in any significant additional tax.

The following table sets forth the tax effects of items that give rise to deferred tax assets and liabilities at May 31, 2007 and 2006:

	2007	2006

Net deferred tax assets:
Tax uniform capitalization	$19.1	$21.7
Inventory reserves	20.1	19.1
Allowance for doubtful accounts	18.2	14.7
Other reserves	15.9	15.8
Post-retirement, post-employment and pension obligations	24.1	16.8
Tax carryforwards	21.7	19.1
Lease accounting	8.4	6.3
Prepaid expenses	(16.0)	(16.5)
Depreciation and amortization	(48.0)	(39.6)
Other – net	1.1	7.0

Subtotal	64.6	64.4
Valuation allowance	(13.0)	(10.7)

Total net deferred tax assets	$51.6	$53.7

Total net deferred tax assets of $51.6 at May 31, 2007 and $53.7 at May 31, 2006 include $6.4 and $5.5 in Other accrued expenses at May 31, 2007 and 2006, respectively, and $19.6 and $18.4 in Other noncurrent liabilities at May 31, 2007 and 2006, respectively.

At May 31, 2007, the Company had a charitable deduction carryforward of $16.0, which expires in various amounts during the fiscal years ending 2008 through 2010, and federal and state operating loss carryforwards of $4.0 and $20.7, respectively, which expire annually in varying amounts if not utilized. The Company also had foreign operating loss carryforwards of $44.4 at May 31, 2007, which either expire at various dates or do not expire.

For the years ended May 31, 2007 and 2006, the valuation allowance increased by $2.3 and $1.9, respectively.

The Company had tax reserves totaling $8.6 and $7.3 at May 31, 2007 and 2006, respectively.

8. CAPITAL STOCK AND STOCK OPTIONS

Scholastic Corporation has authorized capital stock of: 4,000,000 shares of Class A Stock; 70,000,000 shares of Common Stock; and 2,000,000 shares of Preferred Stock.

In fiscal 2007, the Board adopted, and the holders of the Class A Stock (the “Class A Stockholders”) approved, an amendment to the Corporation’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Class A Stock by 1,500,000, from 2,500,000 shares to 4,000,000 shares.

Class A Stock and Common Stock

The only voting rights vested in the holders of Common Stock, except as required by law, are the election of such number of directors as shall equal at least one-fifth of the members of the Board. The Class A Stockholders are entitled to elect all other directors and to vote on all other matters. The Class A Stockholders and the holders of Common Stock are entitled to one vote per share on matters on which they are entitled to vote. The Class A Stockholders have the right, at their option, to convert shares of Class A Stock into shares of Common Stock on a share-for-share basis.

With the exception of voting rights and conversion rights, and as to the rights of holders of Preferred Stock if issued, the Class A Stock and the Common Stock are equal in rank and are entitled to dividends and distributions, when and if declared by the Board. Scholastic Corporation has not paid any cash dividends since its public offering in 1992 and has no current plans to pay any dividends on the Class A Stock or Common Stock.

At May 31, 2007, there were 1,656,200 shares of Class A Stock and 41,422,121 shares of Common Stock outstanding. At May 31, 2007, there were 1,499,000 shares of Class A Stock authorized for issuance under the Company’s stock-based compensation plans. At May 31, 2007, Scholastic Corporation had reserved for issuance 9,458,219 shares of Common Stock, which includes both shares of Common Stock that were reserved for issuance under the Company’s stock-based compensation plans and the 3,155,200 shares of Common Stock that were reserved for the potential issuance of Common Stock upon conversion of the outstanding shares of Class A Stock and the shares of Class A Stock that were reserved for issuance under the Company’s stock-based compensation plans.

Preferred Stock

The Preferred Stock may be issued in one or more series, with the rights of each series, including voting rights, to be determined by the Board before each issuance. To date, no shares of Preferred Stock have been issued.

Stock-based awards

At May 31, 2007, the Company maintained three stockholder-approved employee stock-based compensation plans with regard to the Common Stock: the Scholastic Corporation 1992 Stock Option Plan (the “1992 Plan”), under which no further awards can be made; the Scholastic Corporation 1995 Stock Option Plan (the “1995 Plan”), under which no further awards can be made; and the Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”). The 2001 Plan provides for the issuance of: incentive stock options, which qualify for favorable treatment under the Internal Revenue Code; options that are not so qualified, called non-qualified stock options; restricted stock; and other stock-based awards.

Stock Options – At May 31, 2007, non-qualified stock options to purchase 25,000 shares, 2,192,871 shares and 2,660,536 shares of Common Stock were outstanding under the 1992 Plan, 1995 Plan and 2001 Plan, respectively, and 360,105 shares of Common Stock were available for additional awards under the 2001 Plan. During fiscal 2007 the Company awarded 402,885 options under the 2001 plan at a weighted average exercise price of $31.54. On July 18, 2007, the Board approved, subject to the approval of the Class A Stockholders at the Corporation’s annual meeting of stockholders to be held on September 19, 2007 (the “Annual Meeting”), an amendment to the 2001 plan to increase the number of shares of Common Stock available for grant under that plan by 2,000,000 shares.

The Company also maintains the 1997 Outside Directors’ Stock Option Plan (the “1997 Directors’ Plan”), a stockholder-approved stock option plan for outside directors. The 1997 Directors’ Plan, as amended, provides for the automatic grant to each non-employee director on the date of each annual stockholders’ meeting of non-qualified stock options to purchase 6,000 shares of Common Stock. In September 2006, 42,000 options were awarded under the 1997 Directors’ Plan at an exercise price of $30.08 per share.

At May 31, 2007, options to purchase 382,000 shares of Common Stock were outstanding under the 1997 Directors’ Plan. Pursuant to its terms, no further awards can be made under the 1997 Directors’ Plan after August 18, 2007.

The Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”) provides for the grant to Richard Robinson, the Chief Executive Officer of the Corporation as of the effective date of the Class A Plan, of options to purchase Class A Stock (the “Class A Options”). In fiscal 2007, the Board adopted, and the Class A Stockholders approved, an amendment to the Class A Plan that increased the total number of shares of Class A Stock authorized for issuance under the Class A Plan by 749,000, from 750,000 shares to 1,499,000 shares. In fiscal 2007, the Company awarded 333,000 Class A Options to Mr. Robinson at an exercise price of $30.08 per share. At May 31, 2007, there were 999,000 Class A Options outstanding, and 500,000 shares of Class A Stock were available for additional awards, under the Class A Plan.

Generally, options granted under the various plans may not be exercised for a minimum of one year after the date of grant and expire approximately ten years after the date of grant.

As a result of its adoption of SFAS No. 123R, effective as of June 1, 2006, the Company incurred compensation expense of $3.2 in the aggregate, with regard to unvested stock options, for the year ended May 31, 2007, which is significantly lower than the amount that would have been recorded in that period if the Acceleration had not been implemented. The total aggregate intrinsic value of stock options exercised during the year ended May 31, 2007 was $8.7. The intrinsic value of these stock options is deductible by the Company for tax purposes. As of May 31, 2007, the total pre-tax compensation cost not yet recognized by the Company with regard to outstanding unvested stock options was $10.4. The weighted average period over which this compensation cost is expected to be recognized is 3.2 years.

The following table sets forth the stock option activity for the Class A Stock and Common Stock plans for the three fiscal years ended May 31:

	2007		2006		2005

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – beginning of year	6,885,108	$30.24	7,469,650	$28.57	8,032,587	$28.52
Granted	777,885	30.83	851,500	34.67	912,901	28.32
Exercised	(1,026,681)	23.46	(1,101,878)	23.36	(1,038,828)	26.10
Cancelled	(376,905)	32.46	(334,164)	32.81	(437,010)	33.36

Outstanding – end of year	6,259,407	$31.21	6,885,108	$30.24	7,469,650	$28.57

Exercisable – end of year	5,536,892	$31.26	6,885,108	$30.24	5,106,057	$28.18

The following table sets forth the stock option activity for the Class A Stock and Common Stock plans for the fiscal year ended May 31, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value

Outstanding at May 31, 2006	6,885,108	$30.30
Granted	777,885	30.83
Exercised	(1,026,681)	23.46
Cancelled	(376,905)	32.46

Outstanding at May 31, 2007	6,259,407	$31.21	5.6	$16.6
Vested and expected to vest at May 31, 2007	6,221,908	31.21	5.5	16.5
Exercisable at May 31, 2007	5,536,892	31.26	5.0	15.5

Restricted Stock Units– In addition to stock options, the Company has issued restricted stock units to certain officers and key executives under the 2001 Plan (“Stock Units”). During fiscal 2007 and 2006, the Company granted 92,825 and 1,000 Stock Units, respectively, with a weighted average grant date price of $30.35 and $26.33 per share, respectively. Unless otherwise deferred, the Stock Units automatically convert to shares of Common Stock on a one-for-one basis as the award vests, which is typically over a four-year period beginning thirteen months from the grant date and thereafter annually on the anniversary of the grant date. There were 18,597 shares of Common Stock issued upon conversion of Stock Units during fiscal 2007. The Company measures the value of Stock Units at fair value based on the number of Stock Units granted at the price of the underlying Common Stock on the date of grant. The Company amortizes the fair value of outstanding stock units as stock-based compensation expense over the vesting term on a straight-line basis. In fiscal 2007 and 2006, the Company amortized $0.9 and $0.6, respectively, in connection with the outstanding Stock Units, recorded as a component of Selling, general and administrative expenses.

Management Stock Purchase Plan

The Company maintains a Management Stock Purchase Plan (“MSPP”), which allows certain members of senior management to defer up to 100% of their annual cash bonus payment in the form of restricted stock units (“RSUs”). The RSUs are purchased by the employee at a 25% discount from the lowest closing price of the Common Stock on NASDAQ during the fiscal quarter in which such bonuses are payable and are converted into shares of Common Stock on a one-for-one basis at the end of the applicable deferral period. During fiscal 2007, 2006 and 2005, the Company allocated 6,860 RSUs, 35,211 RSUs and 13,171 RSUs, respectively, to participants under the MSPP at a weighted average price of $30.35, $26.64 and $19.76 per RSU, respectively, resulting in an expense of $0.1, $0.3 and $0.5, respectively. At May 31, 2007, there were 280,258 shares of Common Stock authorized for issuance under the MSPP. There were 22,945 shares of Common Stock issued upon conversion of RSUs during fiscal 2007. The Company measures the value of RSUs at fair value based on the number of RSUs granted and the price of the underlying Common Stock at the date of grant, giving effect to the 25% discount. The Company amortizes the fair value of RSUs as stock-based compensation expense over the vesting term on a straight-line basis.

The following table sets forth Stock Unit and RSU activity for the year ended May 31, 2007:

(in thousands of shares)	Stock Units	Weighted Average Grant-Date Fair Value

Nonvested as of May 31, 2006	180,405	$17.28
Granted	99,685	30.35
Vested	(41,542)	20.81
Forfeited	(1,967)	29.67

Nonvested as of May 31, 2007	236,581	$21.37

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”), which is offered to eligible United States employees. The ESPP previously permitted participating employees to purchase Common Stock, with after-tax payroll deductions, on a quarterly basis at a 15% discount from the lower of the closing price of the Common Stock on NASDAQ on the first or last business day of each fiscal quarter. Effective June 1, 2006, the Company amended the ESPP to provide that the 15% discount will be based solely on the closing price of the Common Stock on NASDAQ on the last business day of the fiscal quarter. Upon adoption of SFAS No. 123R, the Company began recognizing the fair value of the Common Stock issued under the ESPP as stock-based compensation expense in the quarter in which the employees participated in the plan. During fiscal 2007, 2006 and 2005, the Company issued 86,288 shares, 77,134 shares and 98,286 shares of Common Stock under the ESPP at a weighted average price of $27.47, $28.08 and $26.38 per share, respectively. At May 31, 2007, there were 187,898 shares of Common Stock remaining authorized for issuance under the ESPP.

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

Effective as of June 1, 2007, the U.K. Pension Plan was amended so that no further benefits will accrue to eligible employees under the existing defined benefit scheme. Affected employees were offered the choice to join either an existing Group Personal Pension Plan (the “GPPP”) or a newly established defined contribution scheme. Based upon the employee’s selection, Scholastic Ltd. will (1) make a contribution to the GPPP that will vary based upon the contribution made by eligible participant, or (2) make a fixed contribution to the newly established defined contribution scheme, provided the employee makes the minimum required contribution.

Grolier Ltd., an indirect subsidiary of Scholastic Corporation located in Canada, provides a defined benefit pension plan (the “Grolier Canada Pension Plan”) that covers its employees who meet certain eligibility requirements. All full-time employees are eligible to participate in the plan after two years of employment. Grolier Ltd.’s contributions to the fund have been suspended due to an actuarial surplus. Employees are not required to contribute to the fund.

The Company’s pension plans have different measurement dates, as follows: for the Pension Plan — May 31, 2007; for the U. K. Pension Plan and the Grolier Canada Pension Plan — March 31, 2007.

Post-Retirement Benefits

The Company provides post-retirement benefits to retired United States-based employees (the “Post-Retirement Benefits”) consisting of certain healthcare and life insurance benefits. A majority of these employees may become eligible for these benefits after completing certain minimum age and service requirements. At May 31, 2007, the unrecognized prior service cost remaining was $7.5.

The Medicare Prescription Drug, Improvement and Modernization Act (the “Medicare Act”) introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy of 28% to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D. In response to the Medicare Act, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” to provide additional disclosure and guidance in implementing the federal subsidy provided by the Medicare Act. Based on this guidance, the Company has determined that the Post-Retirement Benefits provided to the retiree population are in aggregate the actuarial equivalent of the benefits under Medicare. As a result, in fiscal 2007 and 2006, the Company recognized a reduction of its accumulated post-retirement benefit obligation of $10.2 and $9.2, respectively, due to the federal subsidy under the Medicare Act.

The following table summarizes the incremental effect of the initial adoption of SFAS No. 158 on the individual items on the Consolidated Balance Sheet at May 31, 2007:

	Pension Plans		Post-Retirement Benefits

	Effect of Adopting SFAS No. 158	As Reported	Effect of Adopting SFAS No. 158	As Reported

Asset for pension benefits	$(3.6)	$0.4	$—	$—
Other current liabilities	—	—	—	(2.9)
Other non-current liabilities	(8.3)	(32.6)	(12.3)	(30.2)
Deferred income taxes	4.0	12.9	4.5	4.5
Accumulated other comprehensive income	7.9	24.3	7.8	7.8

The following table sets forth the weighted average actuarial assumptions utilized to determine the benefit obligations for the Pension Plan, the U.K. Pension Plan and the Grolier Canada Pension Plan (collectively the “Pension Plans”), including the Post-Retirement Benefits, at May 31:

	Pension Plans		Post-Retirement Benefits

	2007	2006	2007	2006

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.8%	5.9%	6.0%	6.1%
Rate of compensation increase	3.6%	3.6%	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.9%	5.3%	6.1%	5.3%
Expected long-term return on plan assets	8.6%	8.7%	—	—
Rate of compensation increase	3.6%	3.6%	—	—

To develop the expected long-term rate of return on assets assumption for the Pension Plans, the Company, with the assistance of its actuaries, considers historical returns and future expectations. Over the 15-20 year periods ended May 31, 2007, the returns on the portfolio, assuming it was invested at the current target asset allocation in the prior periods, would have been a compounded annual average of 10%-12%. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an assumed weighted average long-term rate of return of 8.6% for all of the Pension Plans. The following table sets forth the change in benefit obligation for the Pension Plans and Post-Retirement Benefits at May 31:

	Pension Plans		Post-Retirement Benefits

	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$162.0	$158.0	$31.1	$36.2
Service cost	8.1	8.0	0.2	0.2
Interest cost	9.3	8.3	1.9	1.8
Plan participants’ contributions	0.4	0.4	0.2	0.2
Actuarial (gains) losses	5.9	(2.8)	2.1	(4.7)
Foreign currency exchange rate changes	(0.2)	0.1	—	—
Benefits paid	(12.6)	(10.0)	(2.4)	(2.6)

Benefit obligation at end of year	$172.9	$162.0	$33.1	$31.1

The following table sets forth the change in plan assets for the Pension Plans and Post-Retirement Benefits at May 31:

	Pension Plans		Post-Retirement Benefits

	2007	2006	2007	2006

Change in plan assets:
Fair value of plan assets at beginning of year	$124.7	$120.6	$—	$—
Actual return on plan assets	19.1	13.1	—	—
Employer contributions	10.5	1.5	2.2	2.6
Benefits paid, including expenses	(13.7)	(11.1)	(2.4)	(2.8)
Acquisitions / divestitures	—	—	—	—
Plan participants’ contributions	0.3	0.4	0.2	0.2
Retiree Medicare drug subsidy	—	—	—	—
Cumulative translation adjustments	(0.2)	0.2	—	—

Fair value of plan assets at end of year	$140.7	$124.7	$—	$—

The following table sets forth the funded status of the Pension Plans and Post-Retirement Benefits and the related amounts recognized on the Company’s Consolidated Balance Sheet at May 31:

	Pension Plans		Post-Retirement Benefits

	2007	2006	2007	2006

Funded status at end of year	$(32.2)	$(37.3)	$(33.1)	$(31.1)
Unrecognized net actuarial loss	—	43.4	—	19.3
Unrecognized prior service cost	—	(1.3)	—	(8.4)

Accrued benefit asset (liability)	$(32.2)	$4.8	$(33.1)	$(20.2)

Amounts recognized in the Consolidated Balance Sheet	Pension Plans		Post-Retirement Benefits

Current assets	$0.4	$—	$—	$—
Current liabilities	—	—	(2.9)	—
Non-current liabilities	(32.6)	(28.7)	(30.2)	(20.2)
Prepaid benefit cost	—	4.8	—	—
Intangible assets	—	0.1	—	—
Accumulated other comprehensive loss	—	28.6	—	—

Net amounts recognized	$(32.2)	$4.8	$(33.1)	$(20.2)

The following amounts were recognized in Accumulated other comprehensive loss for the Pension Plans and Post-Retirement Benefits in the Company’s Consolidated Balance Sheet at May 31, 2007:

	Pension Plans	Post-Retirement Benefits	Total

Net actuarial loss	$(38.3)	$(19.8)	$(58.1)
Net prior service credit	1.1	7.5	8.6

Net amount recognized in accumulated other comprehensive loss	$(37.2)	$(12.3)	$(49.5)

The estimated net loss and prior service credit for the Pension Plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the Company’s fiscal year ending May 31, 2008 are $2.3 and $(0.3), respectively. The estimated net loss and prior service credit cost for the Post-Retirement Benefits that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the fiscal year ending May 31, 2008 are $1.5 and $(0.9), respectively.

The accumulated benefit obligation for the Pension Plans was $164.3 and $149.4 at May 31, 2007 and 2006, respectively. The following table sets forth information with respect to the Pension Plans with accumulated benefit obligations in excess of plan assets for the fiscal years ended May 31:

	2007	2006

Projected benefit obligations	$165.1	$153.9
Accumulated benefit obligations	157.0	142.3
Fair value of plan assets	132.5	115.7

The following table sets forth the net periodic cost for the Pension Plans and Post-Retirement Benefits for the fiscal years ended May 31:

	Pension Plans			Post-Retirement Benefits

	2007	2006	2005	2007	2006	2005

Components of net periodic benefit cost:
Service cost	$8.1	$8.0	$7.0	$0.2	$0.2	$0.4
Interest cost	9.3	8.3	8.3	1.9	1.8	2.0
Expected return on assets	(9.6)	(8.8)	(8.7)	—	—	—
Net amortization and deferrals	(0.2)	0.2	0.2	(0.8)	1.0	0.8
Recognized net actuarial loss	2.8	3.7	2.3	1.5	—	—

Net periodic benefit cost	$10.4	$11.4	$9.1	$2.8	$3.0	$3.2

Plan Assets

The Company’s investment policy with regard to the assets in the Pension Plans is to actively manage, within acceptable risk parameters, certain asset classes where the potential exists to outperform the broader market.

The following table sets forth the total weighted average asset allocations for the Pension Plans by asset category at May 31:

	2007	2006

Small cap equities	13.1%	12.1%
International equities	14.7	13.8
Index fund equities	42.3	41.3
Bonds and fixed interest products	29.0	31.8
Real estate	0.9	0.9
Other	—	0.1

	100.0%	100.0%

The following table sets forth the weighted average target asset allocations for the Pension Plans included in the Company’s investment policy:

	Pension Plan	U.K. Pension Plan	Grolier Canada Pension Plan

Equity	65.0%	68.0%	35.0%
Debt and cash equivalents	35.0	25.0	65.0
Real estate	—	7.0	—

	100.0%	100.0%	100.0%

Contributions

In fiscal 2008, the Company expects to contribute $8.4 to the Pension Plan.

Estimated future benefit payments

The following table sets forth the expected future benefit payments under the Pension Plans and the Post-Retirement Benefits by fiscal year:

		Post-Retirement

	Pension Benefits	Benefit Payments	Medicare Subsidy Receipts

2008	$10.7	$2.9	$0.5
2009	10.9	3.0	0.5
2010	10.2	3.2	0.5
2011	10.8	3.3	0.5
2012	10.5	3.3	0.6
2013-2017	54.2	17.1	3.0

Assumed health care cost trend rates at May 31:

	2007	2006

Health care cost trend rate assumed for the next fiscal year	8.0%	9.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2012

Assumed health care cost trend rates could have a significant effect on the amounts reported for the post-retirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	2007	2006

Total service and interest cost	$0.2	$0.2
Post-retirement benefit obligation	2.6	2.5

Defined contribution plans

The Company also provides defined contribution plans for certain eligible employees. In the United States, the Company sponsors a 401(k) retirement plan and has contributed $6.3, $6.8 and $6.2 for fiscal 2007, 2006 and 2005, respectively. For its internationally based employees, the contributions under these plans totaled $7.0, $6.1 and $4.6 for fiscal 2007, 2006 and 2005, respectively.

10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended May 31:

(Amounts in millions, except per share data)

	2007	2006	2005

Net income for basic and diluted earnings per share	$60.9	$68.6	$64.3
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings per share	42.5	41.6	40.0

Dilutive effect of Common Stock issued pursuant to stock-based benefit plans	0.5	0.6	0.8

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings per share	43.0	42.2	40.8

Earnings per share of Class A Stock and Common Stock:
Basic	$1.43	$1.65	$1.61
Diluted	$1.42	$1.63	$1.58

11. OTHER INCOME

On February 28, 2007, the Company sold its remaining investment in the holding company of Editions Gallimard, a French publisher, resulting in a pre-tax gain of $3.0, or $0.04 per diluted share.

12. ACQUISITIONS

On May 30, 2007, Scholastic purchased all of the outstanding shares of a company that provides school consulting and professional development services for $10.0 in cash, $5.0 payable at the closing date and $1.0 payable on the anniversary of the closing date in each of the subsequent five years.

13. OTHER FINANCIAL DATA

Deferred promotion costs were $50.1 and $49.8 at May 31, 2007 and 2006, respectively. Promotion costs expensed were $112.9, $85.5 and $81.1 for the fiscal years ended May 31, 2007, 2006 and 2005, respectively. Promotional expense consists of $104.5, $77.9 and $73.9 for continuity program promotions and $8.4, $7.6 and $7.2 for magazine advertising for fiscal 2007, 2006 and 2005, respectively.

Other advertising expenses were $133.5, $160.5 and $156.5 for the fiscal years ended May 31, 2007, 2006 and 2005, respectively.

Prepublication costs were $112.7 and $115.9 at May 31, 2007 and 2006, respectively. The Company amortized $51.7, $50.9 and $53.9 of prepublication costs for the fiscal years ended May 31, 2007, 2006 and 2005, respectively.

Other accrued expenses include a reserve for unredeemed credits issued in conjunction with the Company’s school-based book club and book fair operations of $12.3 and $11.9 at May 31, 2007 and 2006, respectively.

The components of Accumulated other comprehensive loss at May 31, 2007 and 2006 include $2.4 and $1.4, respectively, of foreign currency translation and $32.1 ($17.4 net of tax) and $18.7 ($9.9 net of tax), respectively, of minimum pension liability.

14. SUBSEQUENT EVENT

On June 1, 2007, Scholastic Corporation entered into an agreement with a major financial institution to repurchase $200.0 of its outstanding Common Stock under a “collared” Accelerated Share Repurchase (the “ASR”) Agreement. Under the ASR the Company initially received 5.1 million shares of Common Stock from the financial institution on June 28, 2007, representing the minimum number of shares to be received based on a calculation using the “cap” or high end of the price range of the collar. The maximum number of shares of Common Stock that can be received under the ASR is 6.2 million shares. The actual number of shares to be received by the Corporation from the financial institution will be determined based on the weighted average market price of the Common Stock during the four-month period after the initial execution date. Based on the applicable accounting literature, the total purchase price of $200.0 will be reflected in the treasury stock component of Stockholders’ Equity in the first quarter of 2008. For a discussion of the financing arrangement entered into by the Corporation in connection with the ASR, see Note 3, “Debt–2012 Credit Agreement.”

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF SCHOLASTIC CORPORATION

We have audited the accompanying consolidated balance sheets of Scholastic Corporation as of May 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended May 31, 2007. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scholastic Corporation at May 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective July 1, 2006, Scholastic Corporation adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” using the modified-prospective transition method; and effective May 31, 2007, the Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postirement Plans,” an amendment of FASB Statement No. 87, 88, 106 and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Scholastic Corporation’s internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 27, 2007 expressed an unqualified opinion thereon.

New York, New York
July 27, 2007

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF SCHOLASTIC CORPORATION

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Scholastic Corporation maintained effective internal control over financial reporting as of May 31, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Scholastic Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Scholastic Corporation maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Scholastic Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Scholastic Corporation as of May 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2007 and our report dated July 27, 2007 expressed an unqualified opinion thereon.

New York, New York
July 27, 2007

Supplementary Financial Information

Summary of Quarterly Results of Operations

(Unaudited, amounts in millions except per share data)

	First Quarter	Second Quarter	Third Quarter(1)(2)	Fourth Quarter(2)(3)	Fiscal Year Ended May 31,

2007

Revenues	$334.9	$735.5	$497.0	$611.7	$2,179.1
Cost of goods sold	171.8	323.1	242.5	267.9	1,005.3
Net income (loss)	(46.9)	75.1	(7.7)	40.4	60.9
Earnings (loss) per share of Class A and Common Stock:
Basic	$(1.12)	$1.77	$(0.18)	$0.94	$1.43
Diluted	$(1.12)	$1.75	$(0.18)	$0.93	$1.42

2006

Revenues	$498.4	$696.7	$487.7	$601.0	$2,283.8
Cost of goods sold	293.0	302.0	244.6	263.5	1,103.1
Net income (loss)	(21.2)	66.9	(15.5)	38.4	68.6
Earnings (loss) per share of Class A and Common Stock:
Basic	$(0.52)	$1.61	$(0.37)	$0.92	$1.65
Diluted	$(0.52)	$1.58	$(0.37)	$0.91	$1.63

(1)	In the third quarter of fiscal 2007, the Company sold its remaining portion of an equity investment resulting in a pre-tax gain of $3.0, or $0.04 per diluted share.

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

The Chief Executive Officer and Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of May 31, 2007, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Corporation’s Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with other members of Scholastic management, of the effectiveness of the Corporation’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2007.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on this assessment of the effectiveness of the Corporation’s internal control over financial reporting as of May 31, 2007, which is included herein. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2007 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B |	Other Information

None.

Part III

Item 10 |	Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference from the Corporation’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Certain information regarding the Corporation’s Executive Officers is set forth in Part I – Item 1 – Business.

Item 11 |	Executive Compensation

Incorporated herein by reference from the Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12 |	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13 |	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14 |	Principal Accounting Fees and Services

Incorporated herein by reference from the Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Part IV

Item 15 |	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements:

The following consolidated financial statements are included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”:

Consolidated Statements of Income for the years ended May 31, 2007, 2006 and 2005

Consolidated Balance Sheets at May 31, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended May 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended May 31, 2007, 2006 and 2005 Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedule:

and (c)

The following consolidated financial statement schedule is included with this report: Schedule II-Valuation and Qualifying Accounts and Reserves.

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

(a)(3) and (b)

Exhibits:

3.1

Amended and Restated Certificate of Incorporation of the Corporation, as amended to date (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 5, 2006 (the “August 31, 2006 10-Q”)).

3.2

Bylaws of the Corporation, amended and restated as of March 16, 2000 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on April 14, 2000, SEC File No. 19860).

4.1

Credit Agreement, dated as of June 1, 2007, among the Corporation and Scholastic Inc., as borrowers, the Initial Lenders named therein, JP Morgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Bank of America Securities LLC., as joint lead arrangers and joint bookrunners, Bank of America, N. A. and Wachovia Bank, N. A., as syndication agents, and SunTrust Bank and The Royal Bank of Scotland, plc, as Documentation Agents.

4.2*	Indenture dated April 4, 2003 for 5% Notes due 2013 issued by the Corporation.

10.1**

Scholastic Corporation 1995 Stock Option Plan, effective as of September 21, 1995 (incorporated by reference to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-98186) as filed with the SEC on October 16, 1995), together with Amendment No. 1, effective September 16, 1998 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 15, 1998, SEC File No. 000-19860), Amendment No. 2, effective as of July 18, 2001 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 24, 2001, SEC File No. 000-19860), Amendment No. 3, effective as of May 25, 2006 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 9, 2006 (the “2006 10-K”)), and Amendment No. 4, dated as of March 21, 2007 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on March 30, 2007 (the “February 28, 2007 10-Q”)).

10.2**	Scholastic Corporation Management Stock Purchase Plan, amended and restated effective as of January 1, 2005 (incorporated by reference to the 2006 10-K).

10.3**

Scholastic Corporation 1997 Outside Directors’ Stock Option Plan, amended and restated as of May 25, 1999 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 23, 1999, SEC File No. 000-19860 (the “1999 10-K”)), together with Amendment No. 1 dated September 20, 2001 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 14, 2002, SEC File No. 000-19860), Amendment No. 2, effective as of September 23, 2003 (incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement as filed with the SEC on August 19, 2003), and Amendment No. 3, effective as of May 25, 2006 (incorporated by reference to the 2006 10-K).

10.4**

Scholastic Corporation Director’s Deferred Compensation Plan, amended and restated effective January 1, 2005 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on April 7, 2006 (the “February 28, 2006 10-Q”)).

10.5**

Scholastic Corporation Executive Performance Incentive Plan, effective as of June 1, 1999 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 15, 1999, SEC File No. 000-19860).

10.6**

Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”) (incorporated by reference to Appendix A of the Corporation’s definitive Proxy Statement as filed with the SEC on August 24, 2001, SEC File No. 000-19860), together with Amendment No. 1, effective as of May 25, 2006 (incorporated by reference to the 2006 10-K), and Amendment No. 2, dated as of March 20, 2007 (incorporated by reference to the February 28, 2007 10-Q).

10.7**	Form of Stock Unit Agreement under the 2001 Plan (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 9, 2007 (the “November 30, 2006 10-Q”)).

10.8**	Amended and Restated Guidelines for Stock Units granted under the 2001 Plan (incorporated by Reference to the August 31, 2006 10-Q).

10.9**	Form of Option Agreement under the 2001 Plan (incorporated by reference to the November 30, 2006 10-Q).

10.10**

Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”) (incorporated by reference to Appendix A to Scholastic Corporation’s definitive Proxy Statement as filed with the SEC on August 2, 2004), Amendment No. 1, effective as of May 25, 2006 (incorporated by reference to the 2006 10-K), Amendment No. 2, dated July 18, 2006 (incorporated by reference to Appendix C to the Corporation’s definitive Proxy Statement as filed with the SEC on August 1, 2006), and Amendment No. 3, dated as of March 20, 2007 (incorporated by reference to the February 28, 2007 10-Q).

10.11**	Form of Class A Option Agreement under the Class A Plan (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 8, 2005).

10.12**	Deferred Compensation Agreement between Scholastic Inc. and Ernest Fleishman, as amended and restated effective January 1, 2005 (incorporated by reference to the February 28, 2006 10-Q).

10.13**	Agreement between Lisa Holton and Scholastic Inc., dated August 2, 2006, with regard to certain severance agreements (incorporated by reference to the 2006 10-K).

10.14**	Agreement between Mary A. Winston and Scholastic Inc., dated January 16, 2007, with regard to certain severance arrangements (incorporated by reference to the February 28, 2007 10-Q).

10.15**	Agreement between Maureen O’Connell and Scholastic Inc., dated February 12, 2007, regarding employment (incorporated by reference to the February 28, 2007 10-Q).

10.16

Amended and Restated Lease, effective as of August 1, 1999, between ISE 555 Broadway, LLC, and Scholastic Inc., tenant, for the building known as 555 Broadway, NY, NY (incorporated by reference to the 1999 10-K).

10.17

Amended and Restated Sublease, effective as of October 9, 1996, between Kalodop Corp. and Scholastic Inc., as subtenant, for the premises known as 557 Broadway, NY, NY (incorporated reference to the 1999 10-K).

21	Subsidiaries of the Corporation.

23	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer of the Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:	July 30, 2007	SCHOLASTIC CORPORATION

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

Signature	Title	Date

/s/ Richard Robinson	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	July 30, 2007

Richard Robinson

/s/ Maureen O’Connell	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (principal financial officer and principal accounting officer)	July 30, 2007

Maureen O’Connell

/s/ Rebeca M. Barrera	Director	July 30, 2007

Rebeca M. Barrera

/s/ Ramon C. Cortines	Director	July 30, 2007

Ramon C. Cortines

/s/ John L. Davies	Director	July 30, 2007

John L. Davies

Signature	Title	Date

/s/ Andrew S. Hedden	Director	July 30, 2007

Andrew S. Hedden

/s/ Mae C. Jemison	Director	July 30, 2007

Mae C. Jemison

/s/ Peter M. Mayer	Director	July 30, 2007

Peter M. Mayer

/s/ John G. McDonald	Director	July 30, 2007

John G. McDonald

/s/ Augustus K. Oliver	Director	July 30, 2007

Augustus K. Oliver

/s/ Richard M. Spaulding	Director	July 30, 2007

Richard M. Spaulding

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K
YEAR ENDED MAY 31, 2007
ITEM 15(c)

S-1

Schedule II

Valuation and Qualifying Accounts and Reserves

(Amounts in millions)

Years Ended May 31,

	Balance at Beginning of Year	Expensed	Write-Offs and Other		Balance at End of Year

2007

Allowance for doubtful accounts	$52.8	$71.1	$65.9		$58.0
Reserve for returns	58.4	128.1	135.8	(1)	50.7
Reserve for obsolescence	58.9	29.4	26.5		61.8
Reserve for royalty advances	54.7	3.7	0.0		58.4

2006

Allowance for doubtful accounts	$47.3	$59.1	$53.6		$52.8
Reserve for returns	42.0	160.9	144.5	(1)	58.4
Reserve for obsolescence	58.5	31.3	30.9		58.9
Reserve for royalty advances	52.1	3.1	0.5		54.7

2005

Allowance for doubtful accounts	$68.3	$62.2	$83.2		$47.3
Reserve for returns	52.6	130.8	141.4	(1)	42.0
Reserve for obsolescence	59.2	38.7	39.4		58.5
Reserve for royalty advances	49.8	3.0	0.7		52.1

(1)          Represents actual returns charged to the reserve.

S-2