Form 10-Q
period 2007-08-31
SCHOLASTIC CORP
filed 2007-10-09
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer  X            Accelerated filer              Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of September 28, 2007

Common Stock, $.01 par value	36,778,625
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended August 31,

	2007	2006

Revenues	$586.9	$334.9

Operating costs and expenses:
Cost of goods sold	324.5	171.8
Selling, general and administrative expenses	222.7	196.6
Bad debt expense	17.8	15.7
Depreciation and amortization	16.7	16.9

Total operating costs and expenses	581.7	401.0

Operating income (loss)	5.2	(66.1)

Interest expense, net	8.4	7.4

Loss before income taxes	(3.2)	(73.5)

Benefit from income taxes	0.4	26.6

Net loss	$(2.8)	$(46.9)

Basic and diluted loss per Share of Class A and Common Stock	$(0.07)	$(1.12)

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in millions, except per share data)

	August 31, 2007	May 31, 2007	August 31, 2006

	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$42.7	$22.8	$19.7
Accounts receivable, net	479.0	281.6	249.8
Inventories	531.2	422.9	548.0
Deferred promotion costs	56.2	50.1	57.0
Deferred income taxes	94.4	71.5	100.7
Prepaid expenses and other current assets	71.4	55.8	66.6

Total current assets	1,274.9	904.7	1,041.8

Property, plant and equipment, net	378.6	383.3	387.7
Prepublication costs	111.4	112.7	111.7
Installment receivables, net	13.2	13.1	10.8
Royalty advances	49.9	51.3	46.7
Production costs	4.5	4.3	5.1
Goodwill	264.9	265.9	253.5
Other intangibles	78.4	78.5	78.3
Other assets and deferred charges	65.1	63.9	69.4

Total assets	$2,240.9	$1,877.7	$2,005.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	$73.1	$66.2	$301.5
Capital lease obligations	5.4	5.5	6.7
Accounts payable	176.3	135.4	164.3
Accrued royalties	150.6	39.2	47.7
Deferred revenue	42.3	24.2	33.6
Other accrued expenses	159.8	143.6	136.0

Total current liabilities	607.5	414.1	689.8

Noncurrent Liabilities:
Long-term debt	516.4	173.4	174.3
Capital lease obligations	59.3	59.8	61.0
Other noncurrent liabilities	132.2	101.4	80.0

Total noncurrent liabilities	707.9	334.6	315.3

Commitments and Contingencies	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	500.9	490.3	461.6
Accumulated other comprehensive loss	(39.4)	(34.5)	(27.1)
Retained earnings	663.6	672.8	565.0
Treasury stock at cost	(200.0)	—	—

Total stockholders’ equity	925.5	1,129.0	999.9

Total liabilities and stockholders’ equity	$2,240.9	$1,877.7	$2,005.0

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions)

	Three months ended August 31,

	2007	2006

Cash flows used in operating activities:
Net loss	$(2.8)	$(46.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for losses on accounts receivable and other reserves	29.2	24.3
Amortization of prepublication and production costs	12.9	15.5
Depreciation and amortization	16.7	16.9
Royalty advances expensed	9.7	4.3
Deferred income taxes	(2.5)	(26.9)
Changes in assets and liabilities:
Accounts receivable	(215.2)	2.7
Inventories	(118.5)	(123.3)
Prepaid expenses and other current assets	(10.6)	(14.2)
Deferred promotion costs	(6.0)	(7.1)
Accounts payable and other accrued expenses	58.6	4.2
Accrued royalties	111.3	11.1
Deferred revenue	19.5	14.2
Other, net	(1.4)	0.1

Total adjustments	(96.3)	(78.2)

Net cash used in operating activities	(99.1)	(125.1)

Cash flows used in investing activities:
Prepublication expenditures	(10.9)	(9.2)
Additions to property, plant and equipment	(9.7)	(6.2)
Royalty advances	(9.1)	(6.1)
Production expenditures	(0.9)	(1.3)
Loan to investee	—	(1.9)
Other	—	(1.4)

Net cash used in investing activities	(30.6)	(26.1)

Cash flows provided by (used in) financing activities:
Borrowings under Credit Agreement, Revolver and Loan Agreement	375.0	13.0
Repayments of Revolver	—	(12.0)
Repurchase of 5.75% Notes	—	(35.4)
Borrowings under lines of credit	189.2	39.7
Repayments of lines of credit	(214.3)	(30.5)
Repayments of capital lease obligations	(1.4)	(2.6)
Purchase of Treasury Stock	(200.0)	—
Proceeds pursuant to employee stock-based plans	8.0	4.1

Net cash provided by (used in) financing activities	156.5	(23.7)

Effect of exchange rate changes on cash and cash equivalents	(6.9)	(10.7)

Net increase (decrease) in cash and cash equivalents	19.9	(185.6)
Cash and cash equivalents at beginning of period	22.8	205.3

Cash and cash equivalents at end of period	$42.7	$19.7

See accompanying notes

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

1. Basis of Presentation

The accompanying condensed consolidated financial statements consist of the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned and majority-owned subsidiaries (collectively, “Scholastic” or the “Company”). These financial statements have not been audited but reflect those adjustments consisting of normal recurring items that management considers necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

The Company’s business is closely correlated to the school year. Consequently, the results of operations for the three months ended August 31, 2007 and 2006 are not necessarily indicative of the results expected for the full year. The Company typically records a loss in its fiscal first quarter, when most schools are not in session. Due to the seasonal fluctuations that occur, the August 31, 2006 condensed consolidated balance sheet is included for comparative purposes.

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Regulation S-X. The preparation of these financial statements involves the use of estimates and assumptions by management, which affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an ongoing basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable and installment receivables; sales returns; amortization periods; pension and other post-retirement obligations; and recoverability of inventories, deferred promotion costs, deferred income taxes and tax reserves, prepublication costs, royalty advances, goodwill and other intangibles.

Certain prior year amounts have been reclassified to conform to the current year presentation. The Company had previously reported certain amounts related to the translation of foreign currency amounts in “Other, net” in the Statement of Cash Flows that are now presented as a component of the “Effect of exchange rate changes on cash and cash equivalents.” The prior year reclassifications to the Statement of Cash Flows resulted in a $13.0 reduction in “Net cash used in operating activities” for the three months ended August 31, 2006, of which $10.9 was attributable to the foreign currency reclassification.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 will become effective for the Company’s fiscal year beginning June 1, 2008. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), to provide companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 will become effective for the Company’s fiscal year beginning June 1, 2008. The Company is currently evaluating the impact, if any, that SFAS 159 will have on its consolidated financial position, results of operations and cash flows.

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

• Media, Licensing and Advertising includes the production and/or distribution of media and electronic products and programs (including children’s television programming, videos, DVDs, software, feature films, interactive and audio products, promotional activities and non-book merchandise); and advertising revenue, including sponsorship programs.

• International includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The following table sets forth information for the Company’s segments for the periods indicated:

	Children’s Book Publishing and Distribution	Educational Publishing	Media, Licensing and Advertising	Overhead(1)	Total Domestic	International	Consolidated

Three months ended
August 31, 2007

Revenues	$342.5	$127.8	$17.0	$0.0	$487.3	$99.6	$586.9
Bad debt	14.9	0.0	0.4	0.0	15.3	2.5	17.8
Depreciation and amortization(2)	4.7	1.0	0.3	8.8	14.8	1.9	16.7
Amortization(3)	4.5	6.4	1.5	0.0	12.4	0.5	12.9
Royalty advances expensed	9.8	0.5	0.1	0.0	10.4	0.2	10.6
Operating income (loss)	2.7	30.6	(5.1)	(20.3)	7.9	(2.7)	5.2
Segment assets	1,028.5	364.5	67.5	427.0	1,887.5	353.4	2,240.9
Goodwill	130.6	92.8	9.8	0.0	233.2	31.7	264.9
Expenditures for long-lived assets(4)	16.3	4.9	1.5	4.4	27.1	3.5	30.6
Long-lived assets(5)	297.2	210.3	28.3	276.2	812.0	114.6	926.6

Three months ended
August 31, 2006

Revenues	$112.6	$127.4	$15.7	$0.0	$255.7	$79.2	$334.9
Bad debt	13.5	0.0	0.1	0.0	13.6	2.1	15.7
Depreciation and amortization(2)	4.3	1.0	0.4	9.7	15.4	1.5	16.9
Amortization(3)	4.4	7.3	3.1	0.0	14.8	0.7	15.5
Royalty advances expensed	4.3	0.3	0.2	0.0	4.8	0.7	5.5
Operating income (loss)	(67.3)	32.7	(6.1)	(19.9)	(60.6)	(5.5)	(66.1)
Segment assets	814.3	363.4	84.0	417.3	1,679.0	326.0	2,005.0
Goodwill	130.6	82.5	9.8	0.0	222.9	30.6	253.5
Expenditures for long-lived assets(4)	12.5	3.7	3.6	1.9	21.7	2.5	24.2
Long-lived assets(5)	286.8	199.8	40.5	285.2	812.3	111.8	924.1

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

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, but excludes amortization of promotion costs.

(3)	Includes amortization of prepublication costs and production costs, but excludes amortization of promotion costs.

(4)	Includes expenditures for property, plant and equipment, investments in prepublication and production costs, royalty advances and acquisitions of, and investments in, businesses.

(5)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles, royalty advances, production costs and long-term investments.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The following table separately sets forth information for the periods indicated for the United States direct-to-home portion of the Company’s continuity programs, which consist primarily of the business formerly operated by Grolier Incorporated and are included in the Children’s Book Publishing and Distribution segment, and for all other businesses included in the segment:

Three months ended August 31,

	Direct-to-home		All Other		Total

	2007	2006	2007	2006	2007	2006

Revenues	$37.3	$36.3	$305.2	$76.3	$342.5	$112.6
Bad debt	11.6	10.7	3.3	2.8	14.9	13.5
Depreciation and amortization(1)	0.6	0.3	4.1	4.0	4.7	4.3
Amortization(2)	0.4	0.3	4.1	4.1	4.5	4.4
Royalty advances expensed	0.5	0.2	9.3	4.1	9.8	4.3
Operating income (loss)	(7.5)	(6.5)	10.2	(60.8)	2.7	(67.3)
Business assets	216.9	220.9	811.6	593.4	1,028.5	814.3
Goodwill	92.4	92.4	38.2	38.2	130.6	130.6
Expenditures for long-lived assets(3)	1.5	1.7	14.8	10.8	16.3	12.5
Long-lived assets(4)	118.0	117.5	179.2	169.3	297.2	286.8

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, but excludes amortization of promotion costs.

(2)	Includes amortization of prepublication costs, but excludes amortization of promotion costs.

(3)	Includes expenditures for property, plant and equipment, investments in prepublication costs, royalty advances and acquisitions of, and investments in, businesses.

(4)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles and royalty advances.

3. Debt

The following table summarizes debt as of the dates indicated:

	August 31, 2007	May 31, 2007	August 31, 2006

Lines of Credit	$41.0	$66.2	$42.2
Credit Agreement and Revolver	—	—	1.0
Loan Agreement:
Revolving Loan	175.0	—	—
Term Loan	200.0	—	—
5.75% Notes due 2007, net of premium/discount	—	—	259.3
5% Notes due 2013, net of discount	173.5	173.4	173.3

Total debt	589.5	239.6	475.8
Less lines of credit, short-term debt and current portion of long-term debt	(73.1)	(66.2)	(301.5)

Total long-term debt	$516.4	$173.4	$174.3

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The following table sets forth the maturities of the Company’s debt obligations as of August 31, 2007 for the remainder of fiscal 2008 and thereafter:

Nine-month period ending May 31:
2008	$62.4
Fiscal years ending May 31:
2009	42.8
2010	42.8
2011	42.8
2012	42.8
Thereafter	355.9

Total debt	$589.5

Credit Agreement
On March 31, 2004, Scholastic Corporation, along with its principal operating subsidiary, Scholastic Inc., obtained a $190.0 revolving credit facility, which was scheduled to expire in 2009 (the “Credit Agreement”). The interest rate charged for all loans made under the Credit Agreement was, at the election of the borrower, based on the bank’s prime rate or, alternatively, an adjusted LIBOR rate plus an applicable margin, ranging from 0.325% to 0.975%. The Credit Agreement also provided for the payment of a facility fee in the range of 0.10% to 0.30% and a utilization fee, if total borrowings exceeded 50% of the total facility, in the range of 0.05% to 0.25%. The amounts charged varied based on the Company’s published credit ratings. The applicable margin, facility fee and utilization fee (if applicable) as of May 31, 2007 were 0.975%, 0.30% and 0.25%, respectively. The borrowers elected to terminate the Credit Agreement effective June 1, 2007. (See “Loan Agreement” below.) There were no outstanding borrowings under the Credit Agreement at May 31, 2007 or August 31, 2006.

Revolver
On November 11, 1999, Scholastic Corporation and Scholastic Inc. entered into a contractually committed $40.0 unsecured revolving loan agreement, which, as amended, was scheduled to expire in 2009 (the “Revolver”). The interest rate charged for all loans made under the Revolver was set at either (1) the bank’s prime lending rate minus 1% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.375% to 1.025%. The Revolver also provided for the payment of a facility fee in the range of 0.10% to 0.30%. The amounts charged varied based on the Company’s published credit ratings. The applicable margin and facility fee as of May 31, 2007 were 1.025% and 0.30%, respectively. The borrowers elected to terminate the Revolver effective June, 1, 2007. (See “Loan Agreement” below.) At August 31, 2006, $1.0 was outstanding under the Revolver at a weighted average interest rate of 7.3%. There were no outstanding borrowings under the Revolver at May 31, 2007.

Loan Agreement
On June 1, 2007, Scholastic Corporation and Scholastic Inc. elected to replace the Credit Agreement and the Revolver with a new $525.0 credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 revolving credit component (the “Revolving Loan”) and an amortizing $200.0 term loan component (the “Term Loan”). This contractually committed unsecured credit agreement is scheduled to expire on June 1, 2012. The $325.0 Revolving Loan allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0. The $200.0 Term Loan was fully drawn on June 28, 2007 in connection with the Accelerated Share Repurchase Agreement (described in Note 9, “Treasury Stock”, below.) The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7 beginning on December 31, 2007, with the final payment of $7.4 due on June 1, 2012. Interest on both the Term Loan and the Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the borrower at the time each advance is made). At the election of the borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the bank’s prime rate or (b) the prevailing Federal Funds rate plus 0.5% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.50% to 1.25% based on the Company’s prevailing consolidated debt to total capital ratio. As of August 31, 2007, the LIBOR applicable margin on the Term Loan was 1.0%. As of August 31, 2007, the LIBOR applicable margin on the Revolving Loan was 0.80%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.25% per annum on the Revolving Loan only. The applicable facility fee on the Revolving Loan at August 31, 2007 was 0.20%. As of August 31, 2007, $175.0 was outstanding under the Revolving Loan at a weighted average interest rate of 6.2%. As of August 31, 2007, $200.0 was outstanding under the Term Loan at a weighted average interest rate of 6.3%. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at August 31, 2007, the Company was in compliance with these covenants.

5.75% Notes due 2007
In January 2002, Scholastic Corporation issued $300.0 of 5.75% Notes (the “5.75% Notes”.) The 5.75% Notes were senior unsecured obligations that matured on January 15, 2007 with interest payable semi-annually on July 15 and January 15 of each year through maturity. The Company repurchased $6.0 of the 5.75% Notes on the open market in fiscal 2006 and $36.0 of the 5.75% Notes on the open market during the first six months of fiscal 2007. In January 2007, the Company repaid the $258.0 of the 5.75% Notes that remained outstanding at maturity.

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

Lines of Credit
During the last half of fiscal 2007, the Company entered into unsecured money market bid rate credit lines totaling $50.0, of which $5.7 and $41.0 were outstanding at August 31, 2007 and May 31, 2007, respectively. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term, not to exceed 364 days, agreed to at the time each loan is made. These credit lines are typically available for loans up to 364 days and may be renewed at the sole option of the lender. The weighted average interest rate for all money market bid rate loans outstanding on August 31, 2007 and May 31, 2007 was 6.1% and 6.2%, respectively.

As of August 31, 2007, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $64.3, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $35.3 at August 31, 2007 at a weighted average interest rate of 6.6%, as compared to the equivalent of $25.2 at May 31, 2007 at a weighted average interest rate of 7.0% and the equivalent of $42.2 at August 31, 2006 at a weighted average interest rate of 6.0%.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

4. Comprehensive Loss

The following table sets forth comprehensive loss for the periods indicated:

	Three months ended August 31,

	2007	2006

Net loss	$(2.8)	$(46.9)

Other comprehensive loss -
Foreign currency translation adjustments	(5.1)	(7.0)
Retirement plans and post-retirement healthcare, net of tax	0.2	—

Comprehensive loss	$(7.7)	$(53.9)

5. Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average Shares of Class A Stock and Common Stock outstanding during the period. Diluted loss per share is calculated to give effect to potentially dilutive options to purchase Class A and Common Stock and restricted stock units granted pursuant to the Company’s stock-based compensation plans that were outstanding during the period. The diluted loss per share was equal to the basic loss per share for each of the three month periods ended August 31, 2007 and 2006 because such equity grants were antidilutive in those periods. The Company calculates per share figures prior to rounding in millions. The weighted average shares of Class A Stock and Common Stock outstanding for basic and diluted loss per share for the three months ended August 31, 2007 and 2006 were 39.7 and 42.0, respectively. The weighted average shares of Class A Stock and Common Stock outstanding were lower as of August 31, 2007 as compared to August 31, 2006 due to the Accelerated Share Repurchase (as described in Note 9 below).

6. Goodwill and Other Intangibles

Goodwill and other intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the periods indicated:

	Three months ended August 31, 2007	Twelve months ended May 31, 2007	Three months ended August 31, 2006

Beginning balance	$265.9	$253.1	$253.1
Additions due to acquisitions	—	11.7	—
Purchase accounting adjustments	(1.4)	—	—
Translation adjustments	0.4	1.1	0.4

Total	$264.9	$265.9	$253.5

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes Other intangibles subject to amortization at the dates indicated:

	August 31, 2007	May 31, 2007	August 31, 2006

Customer lists	$3.2	$3.2	$3.0
Accumulated amortization	(2.9)	(2.9)	(2.9)

Net customer lists	0.3	0.3	0.1

Other intangibles	4.1	4.1	4.0
Accumulated amortization	(3.1)	(3.0)	(2.9)

Net other intangibles	1.0	1.1	1.1

Total	$1.3	$1.4	$1.2

Amortization expense for Other intangibles totaled $0.1 for the three months ended August 31, 2007 and August 31, 2006, and $0.2 for the twelve months ended May 31, 2007. Amortization expense for these assets is currently estimated to total $0.2 for each of the fiscal years ending May 31, 2008 through 2011 and $0.1 for the fiscal year ending May 31, 2012. Intangible assets with definite lives consist principally of customer lists and covenants not to compete. Customer lists are amortized on a straight-line basis over a five-year period, while covenants not to compete are amortized on a straight-line basis over their contractual term.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Dollar amounts in millions, except per share data)

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	August 31, 2007	May 31, 2007	August 31, 2006

Net carrying value by major class:
Titles	$31.0	$31.0	$31.0
Licenses	17.2	17.2	17.2
Major sets	11.4	11.4	11.4
Trademarks and Other	17.5	17.5	17.5

Total	$77.1	$77.1	$77.1

7. Pension and Other Post-Retirement Benefits

The following table sets forth components of the net periodic benefit costs under the Company’s cash balance retirement plan for its United States employees meeting certain eligibility requirements (the “U. S. Pension Plan”), the defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom (the “U. K. Pension Plan”), the defined benefit pension plan of Grolier Ltd., an indirect subsidiary of Scholastic Corporation located in Canada (the “Canadian Pension Plan” and together with the U. S. Pension Plan and the U. K. Pension Plan, the “Pension Plans”), and the post-retirement benefits provided by the Company to its retired United States-based employees, consisting of certain healthcare and life insurance benefits, for the periods indicated:

	Pension Plans Three months ended August 31,		Post-Retirement Benefits Three months ended August 31,

	2007	2006	2007	2006

Components of Net Periodic Benefit Cost:
Service cost	$2.2	$2.0	$0.1	$—
Interest cost	2.5	2.3	0.5	0.5
Expected return on assets	(2.8)	(2.3)	—	—
Net amortization of prior service (credit)/cost	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of loss	0.4	0.7	0.3	0.3

Net periodic benefit cost	$2.2	$2.6	$0.7	$0.6

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the amounts required by statutory requirements. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future. For the three months ended August 31, 2007, the Company contributed $2.6, $0.2 and $0.0 to the U. S. Pension Plan, the U. K. Pension Plan and the Canadian Pension Plan, respectively. The Company expects, based on current actuarial calculations, to contribute cash of approximately $14 in the aggregate to the Pension Plans in the fiscal year ending May 31, 2008.

8. Stock-Based Compensation

The following table summarizes stock-based compensation for the periods indicated:

	Three months ended August 31,

	2007	2006

Stock option expense	$0.9	$0.0
Restricted stock unit expense	0.3	0.2
Employee stock purchase plan expense	0.1	0.1

Total stock-based compensation	$1.3	$0.3

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

9. Treasury Stock

On June 1, 2007, the Corporation entered into an agreement with a major financial institution to repurchase $200.0 of its outstanding Common Stock under an Accelerated Share Repurchase Agreement (the “ASR”). The entire $200.0 was executed under a “collared” agreement whereby a price range for the repurchase of the shares was established. Under the ASR, the Corporation initially received 5.1 million shares on June 28, 2007, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range collar. The maximum number of shares that can be received under the ASR is 6.2 million shares. The actual number of shares that will be received by the Corporation on October 29, 2007, the settlement date of the ASR, will be determined based on the adjusted volume weighted average price of the Common Stock during the four month period from the initial execution date through the settlement date. The adjusted volume weighted average price, as defined in the ASR, through August 31, 2007 was $33.67 per share. Therefore, if the transaction had settled on August 31, 2007, the Corporation would have received an additional 0.9 million shares of Common Stock under the ASR at no additional cost, although the actual number of shares, if any, that will be received by the Corporation at the settlement date could be higher or lower.

10. Income Taxes

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods”. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known and applies that rate to its ordinary quarterly earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”.) FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that a company has taken or expects to file in a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. Prior to the issuance of FIN 48, an uncertain tax position would not be recorded unless it was “probable” that a loss or reduction of benefits would occur. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. The Company adopted the provisions of FIN 48 effective as of June 1, 2007.

Upon adoption, the Company recognized an increase in the liability for unrecognized tax benefits of $34.0, an increase in deferred tax assets of $27.6, and a reduction to the June 1, 2007 balance of retained earnings of $6.4. As of June 1, 2007, the total amount of unrecognized tax benefits was $40.2, of which $5.7 and $0.6 represented accruals for potential payments of interest and penalties, respectively. Of this total, $12.7 represented the total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate favorably. There have been no material changes to the liability for uncertain tax positions for the three months ended August 31, 2007. The Company does not currently anticipate a material change to its unrecognized tax benefits within twelve months of August 31, 2007, however, actual developments can change these expectations. The Company’s policy is to classify potential liabilities for interest and penalties related to unrecognized tax benefits as part of its income tax provision.

The Company’s provision for income taxes resulted in an effective tax rate of 12.2% and 36.2% for the three months ended August 31, 2007 and 2006, respectively. The lower effective tax rate for the three months ended August 31, 2007, and the resulting reduced tax benefit due to the Company’s net loss for the period, was primarily attributable to the Company’s effective tax rate of 37%, offset by the effect of the Company’s interest component adjustment for the accounting for uncertain tax positions due to the adoption of FIN 48 in the fiscal quarter ended August 31, 2007 and additional tax expense related to a regulatory change in the statutory tax rate of a foreign subsidiary of the Corporation.

The Corporation, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Corporation file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The Company believes it is no longer subject to an income tax assessment by the United States Internal Revenue Service (“IRS”) for the years ended on or before May 31, 2003 due to the expiration of the statute of limitations. The Company has been selected for audit by the IRS for its fiscal years ended May 2004, 2005 and 2006. The Company’s principal operations are located in New York City. The Company is also currently under audit by both New York State and New York City for fiscal years ended May 2002, 2003 and 2004. It is possible that federal, state and foreign tax examinations will be settled during the next twelve months. If any of these tax examinations are concluded within that period, the Company will make any necessary adjustments to its unrecognized tax benefits.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenue for the fiscal quarter ended August 31, 2007 was $586.9 million, up 75.2% from the prior fiscal year quarter, due primarily to sales of Harry Potter and the Deathly Hallows, the seventh and final book in the series, which was released on July 21, 2007. Revenue increased in all of the Company’s segments during the quarter compared to the prior fiscal year quarter. Net loss for the quarter was $2.8 million, an improvement of $44.1 million compared to the net loss of $46.9 million in the prior fiscal year quarter. The Company typically records a loss in its first fiscal quarter, when most schools are not in session and its school book clubs and fairs generate minimal revenue.

In the first quarter of fiscal 2008, Scholastic made solid initial progress toward achieving its fiscal 2008 goals, which include making planned investments to drive long-term revenue growth and margin improvement, particularly in the Children’s Book Publishing and Distribution and Educational Publishing segments. In addition to higher Harry Potter revenues, which totaled approximately $240 million compared to approximately $5 million in the prior fiscal year quarter, key factors in the quarter included an increase of approximately 9% in educational technology revenue in the Educational Publishing segment and an approximately 26% improvement in revenue in the International segment compared to the prior fiscal year quarter.

Results of Operations - Consolidated

Revenues for the quarter ended August 31, 2007 increased by $252.0 million, or 75.2%, to $586.9 million, compared to $334.9 million in the prior fiscal year quarter, based on higher revenue in each of the Company’s four operating segments. This increase related primarily to higher revenues from the Children’s Book Publishing and Distribution segment, which increased by $229.9 million compared to the prior fiscal year quarter due to the July 2007 release of Harry Potter and the Deathly Hallows, and from the International segment, which increased by $20.4 million.

Cost of goods sold for the quarter ended August 31, 2007 increased to $324.5 million, or 55.3% of revenues, from $171.8 million, or 51.3% of revenues, in the prior fiscal year quarter, primarily due to higher costs related to the release of Harry Potter and the Deathly Hallows.

Selling, general and administrative expenses increased to $222.7 million in the quarter ended August 31, 2007 from $196.6 million in the prior fiscal year quarter, primarily due to increased costs related to the Harry Potter release in the current year period. Selling, general and administrative expenses as a percentage of revenue for the quarter ended August 31, 2007 decreased to 37.9%, as compared to 58.7% in the prior fiscal year quarter, primarily due to the revenue benefit from Harry Potter and the Deathly Hallows without a proportionate increase in expense.

Bad debt expense totaled $17.8 million for the quarter ended August 31, 2007, compared to $15.7 million in the prior fiscal year quarter, primarily due to higher bad debt expense in the Company’s continuity business.

The resulting operating income for the quarter ended August 31, 2007 was $5.2 million as compared to an operating loss of $66.1 million in the prior fiscal year quarter.

The Company’s provision for income taxes resulted in an effective tax rate of 12.2% and 36.2% for the three months ended August 31, 2007 and 2006, respectively. The lower effective tax rate for the three months ended August 31, 2007, and the resulting reduced tax benefit due to the Company’s net loss for the period, was primarily attributable to the Company’s effective tax rate of 37%, offset by the effect of the Company’s interest component adjustment for the accounting for uncertain tax positions due to the adoption of the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), in the fiscal quarter ended August 31, 2007 and additional tax expense related to a regulatory change in the statutory tax rate of a foreign subsidiary of the Corporation.

Net loss was $2.8 million, or $0.07 per diluted share, for the quarter ended August 31, 2007, compared to a net loss of $46.9 million, or $1.12 per diluted share, in the prior fiscal year quarter. The weighted average shares of Class A Stock and Common Stock outstanding were lower as of August 31, 2007 compared to August 31, 2006 due to an accelerated share purchase agreement entered into by the Corporation on June 1, 2007 (the “ASR”), as more fully discussed in Part II, “Other Information”, Item 2, “Unregistered Sales of Equity Securities and the Use of Proceeds,” below.

SCHOLASTIC CORPORATION
Item 2. MD&A

Results of Operations - Segments

Children’s Book Publishing and Distribution

($ amounts in millions)	Three months ended August 31,

	2007	2006

Revenue	$342.5	$112.6
Operating income (loss)	2.7	(67.3)

Operating margin	0.8%	*

* not meaningful

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended August 31, 2007 increased to $342.5 million from $112.6 million in the prior fiscal year quarter. This increase was primarily caused by higher trade revenues in the current fiscal year period, which rose to $276.2 million in the quarter ended August 31, 2007 compared to $45.4 million in the prior fiscal year quarter, due to the Harry Potter revenues in the current fiscal year quarter. Revenues for the Company’s continuity business increased slightly to $46.4 million in the current fiscal year quarter from $44.9 million in the prior fiscal year quarter. School-based book clubs and book fairs have minimal activity in the Company’s first fiscal quarter, as most schools are not in session.

Segment operating income for the quarter ended August 31, 2007 was $2.7 million, compared to an operating loss of $67.3 million in the prior fiscal year quarter. This improvement was primarily due to increased operating income for the Company’s trade business resulting from the higher Harry Potter revenues.

The following table highlights the results of the direct-to-home portion of the Company’s continuity programs, which is included in the Children’s Book Publishing and Distribution segment.

Direct-to-home continuity

($ amounts in millions)	Three months ended August 31,

	2007	2006

Revenue	$37.3	$36.3
Operating loss	(7.5)	(6.5)

Operating margin	*	*

* not meaningful

Revenues from the direct-to-home continuity business for the quarter ended August 31, 2007 increased to $37.3 million from $36.3 million in the prior fiscal year quarter. Business operating loss was $7.5 million in the current fiscal year quarter, compared to a $6.5 million operating loss in the prior fiscal year quarter. The operating loss rose despite the higher revenues due to a $0.9 million increase in cost of product, which was associated with the Company’s customer acquisition efforts, and a $0.9 million increase in bad debt expense, partially offset by lower employee and employee-related expenses.

SCHOLASTIC CORPORATION
Item 2. MD&A

Excluding the direct-to-home portion of the continuity business, segment revenues for the quarter ended August 31, 2007 increased by $228.9 million to $305.2 million, compared to $76.3 million in the prior fiscal year quarter, and segment operating income for the quarter ended August 31, 2007 was $10.2 million, compared to an operating loss of $60.8 million in the prior fiscal year quarter.

Educational Publishing

($ amounts in millions)	Three months ended August 31,

	2007	2006

Revenue	$127.8	$127.4
Operating income	30.6	32.7

Operating margin	23.9%	25.7%

Revenues in the Educational Publishing segment for the quarter ended August 31, 2007 increased to $127.8 million, compared to $127.4 million in the prior fiscal year quarter. Higher revenues from sales of educational technology products, which increased by $5.7 million, or 8.9%, led by sales of READ 180, as well as $4.2 million of incremental revenues from the May 2007 acquisition of a school consulting and professional services development company, were partially offset by lower revenues from paperback collections and library publishing, which decreased by $3.9 million and $2.8 million, respectively, due to continued weak school spending on supplemental materials.

Segment operating income for the quarter ended August 31, 2007 decreased by $2.1 million, or 6.4%, to $30.6 million, compared to $32.7 million in the prior fiscal year quarter, despite the modest revenue increase, principally due to the planned investment in the sales force organization for this segment during the current fiscal year period.

Media, Licensing and Advertising

($ amounts in millions)	Three months ended August 31,

	2007	2006

Revenue	$17.0	$15.7
Operating loss	(5.1)	(6.1)

Operating margin	*	*

* not meaningful

Revenues in the Media, Licensing and Advertising segment for the quarter ended August 31, 2007 increased by $1.3 million, or 8.3%, to $17.0 million, compared to $15.7 million in the prior fiscal year quarter, primarily due to increased revenues from sales of software and interactive products.

Segment operating loss for the quarter ended August 31, 2007 decreased by $1.0 million to $5.1 million, compared to $6.1 million in the prior fiscal year quarter, primarily reflecting additional deliveries of television programming for which expenses had already been amortized, yielding a high margin.

SCHOLASTIC CORPORATION
Item 2. MD&A

International

($ amounts in millions)	Three months ended August 31,

	2007	2006

Revenue	$99.6	$79.2
Operating loss	(2.7)	(5.5)

Operating margin	*	*

* not meaningful

Revenues in the International segment for the quarter ended August 31, 2007 increased by 25.8% to $99.6 million, compared to $79.2 million in the prior fiscal year quarter. This increase was due to the favorable impact of foreign currency exchange rates of $7.1 million, revenue growth in the Company’s export business of $7.0 million and local currency revenue growth in Australia and Asia equivalent to $2.8 million and $2.3 million, respectively.

Segment operating loss for the quarter ended August 31, 2007 improved to $2.7 million, as compared to $5.5 million in the prior fiscal year quarter, due primarily to the increased revenues.

Seasonality

The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based book club and book fair revenues are greatest in the second quarter of the fiscal year, while revenues from the sale of instructional materials and educational technology products are highest in the first quarter. The Company generally experiences a loss from operations in the first and third quarters of each fiscal year.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $42.7 million at August 31, 2007, compared to $22.8 million at May 31, 2007 and $19.7 million at August 31, 2006.

Cash used in operating activities was $99.1 million for the quarter ended August 31, 2007, as compared to $125.1 million in the prior fiscal year quarter, primarily due to the lower net loss of $2.8 million for the quarter ended August 31, 2007, as compared to $46.9 million in the prior fiscal year quarter. The change in Deferred income taxes, primarily driven by the net loss, decreased to $2.5 million in the current fiscal year quarter as compared to $26.9 million in the prior fiscal year quarter, which resulted in a $24.4 million year-over-year positive variance for cash flows in the current fiscal year quarter. These positive changes were partially offset by working capital changes related to the higher Harry Potter revenues in the current fiscal year quarter. The most significant of these working capital changes that had a negative effect on cash flows was in Accounts receivable, which used cash of $215.2 million for the three months ended August 31, 2007, as compared to cash provided in the prior fiscal year quarter of $2.7 million, resulting in a year-over-year variance of $217.9 million. The most significant of these working capital changes that had a positive effect on cash flows occurred in Accrued royalties, which provided cash of $111.3 million for the three months ended August 31, 2007 compared to $11.1 million for the prior fiscal year quarter, resulting in a year-over-year variance of $100.2 million, and in Accounts payable and other accrued expenses, which provided cash of $58.6 million for the three months ended August 31, 2007, as compared to $4.2 million for the prior fiscal year quarter, resulting in a year-over-year variance of $54.4 million

Cash used in investing activities increased modestly to $30.6 million for the three months ended August 31, 2007 from $26.1 million for the prior fiscal year period, reflecting the planned investments in the Company’s educational publishing operations and in its school-based book clubs and book fairs businesses.

Cash provided by financing activities was $156.5 million for the three months ended August 31, 2007, compared to cash used in financing activities of $23.7 million for the prior fiscal year quarter. This change was primarily related to the financing of the ASR (see “Financing” below).

Due to the seasonality of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, seasonal borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

The Company’s operating philosophy is to use cash provided from operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses. The Company believes that funds generated by its operations and funds available under its current credit facilities will be sufficient to finance its short-and long-term capital requirements.

As of August 31, 2007, the Company’s primary sources of liquidity consisted of cash and cash equivalents, including short-term investments, of $42.7 million and borrowings remaining available under the Revolving Loan totaling $150.0 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million).

The Company believes it has adequate access to capital to finance its ongoing operating needs and to repay its debt obligations as they become due. As of August 31, 2007, the Company was rated BB by Standard & Poor’s Rating Services and Ba1 by Moody’s Investors Service. Under prevailing market conditions, the Company believes that these ratings afford it adequate access to the public and private markets for debt.

SCHOLASTIC CORPORATION Item 2. MD&A

Financing

On March 31, 2004, Scholastic Corporation, along with its principal operating subsidiary, Scholastic Inc., obtained a $190.0 million Credit Agreement, which was scheduled to expire in 2009. The interest rate charged for all loans made under the Credit Agreement was, at the election of the borrower, based on the bank’s prime rate or, alternatively, an adjusted LIBOR rate plus an applicable margin, ranging from 0.325% to 0.975%. The Credit Agreement also provided for the payment of a facility fee in the range of 0.10% to 0.30% and a utilization fee, if total borrowings exceeded 50% of the total facility, in the range of 0.05% to 0.25%. The amounts charged varied based on the Company’s published credit ratings. The applicable margin, facility fee and utilization fee (if applicable) as of May 31, 2007 were 0.975%, 0.30% and 0.25%, respectively. The borrowers elected to terminate the Credit Agreement effective June 1, 2007. (See “Loan Agreement” below.) There were no outstanding borrowings under the Credit Agreement at May 31, 2007 or August 31, 2006.

On November 11, 1999, Scholastic Corporation and Scholastic Inc. entered into a contractually committed $40.0 million unsecured Revolver, which as amended, was scheduled to expire in 2009. The interest rate charged for all loans made under the Revolver was set at either (1) the bank’s prime lending rate minus 1% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.375% to 1.025%. The Revolver also provided for the payment of a facility fee in the range of 0.10% to 0.30%. The amounts charged varied based on the Company’s published credit ratings. The applicable margin and facility fee as of May 31, 2007 were 1.025% and 0.30%, respectively. The borrowers elected to terminate the Revolver effective June, 1, 2007. (See “Loan Agreement” below.) At August 31, 2006, $1.0 million was outstanding under the Revolver at a weighted average interest rate of 7.3%. There were no outstanding borrowings under the Revolver at May 31, 2007.

On June 1, 2007, Scholastic Corporation and Scholastic Inc. elected to replace the Credit Agreement and the Revolver with a new $525.0 million Loan Agreement with certain banks, consisting of a $325.0 million Revolving Loan and an amortizing $200.0 million Term Loan. This contractually committed unsecured credit agreement is scheduled to expire on June 1, 2012. The $325.0 million Revolving Loan allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0 million. The $200.0 million Term Loan was fully drawn on June 28, 2007 in connection with the ASR, as more fully described in Part II, “Other Information”, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7 million beginning on December 31, 2007, with the final payment of $7.4 million due on June 1, 2012. Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the borrower at the time each advance is made). At the election of the borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the bank’s prime rate or (b) the prevailing Federal Funds rate plus 0.5% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.50% to 1.25% based on the Company’s prevailing consolidated debt to total capital ratio. As of August 31, 2007, the LIBOR applicable margin on the Term Loan was 1.0%. As of August 31, 2007, the LIBOR applicable margin on the Revolving Loan was 0.80%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.25% per annum on the Revolving Loan only. The applicable facility fee on the Revolving Loan at August 31, 2007 was 0.20%. As of August 31, 2007, $175.0 million was outstanding under the Revolving Loan at a weighted average interest rate of 6.2%. As of August 31, 2007, $200.0 million was outstanding under the Term Loan at a weighted average interest rate of 6.3%.The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at August 31, 2007, the Company was in compliance with these covenants.

During the last half of fiscal 2007, the Company entered into unsecured money market bid rate credit lines totaling $50.0 million, of which $5.7 million and $41.0 million were outstanding at August 31, 2007 and May 31, 2007, respectively. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term, not to exceed 364 days, agreed to at the time each loan is made. These credit lines are typically available for loans up to 364 days and may be renewed at the sole option of the lender. The weighted average interest rate for all money market bid rate loans outstanding on August 31, 2007 and May 31, 2007 was 6.1% and 6.2%, respectively.

As of August 31, 2007, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $64.3 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed at the option of the lender. There were borrowings outstanding under these facilities equivalent to $35.3 million at August 31, 2007 at a weighted average interest rate of 6.6%, as compared to the equivalent of $25.2 million at May 31, 2007 at a weighted average interest rate of 7.0% and to the equivalent of $42.2 million at August 31, 2006 at a weighted average interest rate of 6.0%.

At August 31, 2007 and May 31, 2007, the Company had open standby letters of credit of $8.4 million issued under certain credit lines, as compared to $15.2 million at August 31, 2006. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

The Company’s total debt obligations were $589.5 million at August 31, 2007, $239.6 million at May 31, 2007 and $475.8 million at August 31, 2006. The higher level of debt at August 31, 2007 as compared to May 31, 2007 was primarily due to the $200.0 million Term Loan drawn to finance the ASR in June 2007. The higher level of debt at August 31, 2007 as compared to August 31, 2006 was due to the Term Loan drawn to finance the ASR partially offset by the repayment of $258.0 million of the 5.75% Notes that remained outstanding at maturity in January 2007.

For a more complete description of the Company’s debt obligations, see Note 3 of Notes to Condensed Consolidated Financial Statements – Unaudited in Item 1, “Financial Statements.”

SCHOLASTIC CORPORATION Item 2. MD&A

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 will become effective for the Company’s fiscal year beginning June 1, 2008. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), to provide companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 will become effective for the Company’s fiscal year beginning June, 1 2008. The Company is currently evaluating the impact, if any, that SFAS 159 will have on its consolidated financial position, results of operations and cash flows.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that a company has taken or expects to file in a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. Prior to the issuance of FIN 48, an uncertain tax position would not be recorded unless it was “probable” that a loss or reduction of benefits would occur. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. The Company adopted the provisions of FIN 48 effective as of June 1, 2007.

Upon adoption of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $40 million, including approximately $6 million accrued for potential payments of interest and penalties, as more fully described in Note 10 of Notes to Condensed Consolidated Financial Statements — Unaudited in Item 1, “Financial Statements.”

Other than the adoption of FIN 48, there have been no material changes to the Company’s critical accounting policies as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 (the “Annual Report.)

SCHOLASTIC CORPORATION Item 2. MD&A

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are subject to various risks and uncertainties, including the conditions of the children’s book and educational materials markets and acceptance of the Company’s products within those markets, and other risks and factors identified in this Report, in the Annual Report and from time to time in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). Actual results could differ materially from those currently anticipated.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 71% of the Company’s debt at August 31, 2007 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 28% at May 31, 2007 and approximately 9% at August 31, 2006. The increase in variable-rate debt as of August 31, 2007 compared to May 31, 2007 was primarily due to the $200.0 million Term Loan drawn to finance the ASR in June 2007. The increase in variable-rate debt as of August 31, 2007 compared to August 31, 2006 was due to the Term Loan drawn to finance the ASR as well as the repayment of the 5.75% Notes at maturity in January 2007. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of August 31, 2007 (see Note 3 of Notes to Condensed Consolidated Financial Statements - Unaudited in Item 1, “Financial Statements”):

($ amounts in millions)	Fiscal Year Maturity

	2008	2009	2010	2011	2012	Thereafter	Total

Debt Obligations
Lines of credit	$41.0	$—	$—	$—	$—	$—	$41.0
Average interest rate	6.5%

Long-term debt including current portion:
Fixed-rate debt	$—	$—	$—	$—	$—	$175.0	$175.0
Average interest rate						5.0%

Variable-rate debt	$21.4	$42.8	$42.8	$42.8	$42.8	$182.4 (1)	$375.0
Average interest rate (2)	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%

(1)	Represents the final payment under the Term Loan and all amounts outstanding as of August 31, 2007 under the Revolving Loan, which have a final maturity of June 1, 2012, but may be repaid at any time.

(2)	Represents the weighted average interest rate under both the Term Loan and the Revolving Loan as of August 31, 2007, which are subject to change over the lives of such loans.

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of August 31, 2007, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 1. Legal Proceedings

On August 20, 2007, the Alaska Laborers Employers Retirement Fund filed a lawsuit seeking class action status in the United States District Court for the Southern District of New York against the Corporation, Richard Robinson, the Corporation’s Chairman, President and Chief Executive Officer, and Mary Winston, the former Chief Financial Officer of the Corporation. A second complaint was filed on September 21, 2007 by Paul Baicu against the same parties. Each complaint claims in substance that the Corporation made false and misleading statements concerning its operations and financial results during the period from March 18, 2005 through March 23, 2006. Each complaint is styled as a class action on behalf of a class of persons who purchased the Corporation’s securities during such time and asserts claims pursuant to Sections 10(b) and 20(a) of the Exchange Act. The complaints seek unspecified compensatory damages, costs and attorneys fees. The litigation is still in the preliminary stages. Discovery has not begun and the Company has not answered or moved against either of the complaints. The Company believes that the suits are without merit and intends to vigorously defend them.

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the quarter ended August 31, 2007:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased		Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs		Maximum number of shares that may yet be purchased under the plans or programs

June 1, 2007 through June 30, 2007	5,081,417	(1)	$—	(2)	5,081,417	(1)	1,129,204	(1)

July 1, 2007 through July 31, 2007	—		—		—		—

August 1, 2007 through August 31, 2007	—		—		—		—

Total	5,081,417	(1)	$—	(2)	5,081,417	(1)	1,129,204	(1)

(1)

On June 1, 2007, the Corporation announced that it had entered into an agreement with a financial institution to repurchase $200.0 million of its outstanding Common Stock. The entire $200.0 million repurchase was executed under a “collared” accelerated share repurchase agreement whereby a price range for the repurchase of the shares was established. Under the ASR, the Corporation initially received 5,081,417 shares of Common Stock on June 28, 2007 (the “Initial Execution Date”), representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range collar, which was $39.36 per share. The maximum number of shares of Common Stock that can be received under the ASR is 6,210,621 shares. The actual number of additional shares that will be received by the Corporation, if any, on October 29, 2007, the “Settlement Date” of the ASR, will be determined based on the adjusted volume weighted average price of the Common Stock during the four month period from the Initial Execution Date through the Settlement Date. The adjusted volume weighted average price, as defined in the ASR, through August 31, 2007 was $33.67 per share. Therefore, if the transaction had settled on August 31, 2007, the Corporation would have received an additional 858,425 shares of Common Stock under the ASR at no additional cost, although the actual number of additional shares, if any, that will be received by the Corporation at the Settlement Date could be higher or lower.

(2)

The average price paid per share paid by the Corporation under the ASR on the Initial Execution Date was $39.36 and was based upon the entire $200.0 million value of the ASR divided by the 5,081,417 shares of Common Stock received by the Corporation on that date, which is the minimum number of shares that can be received under the ASR. The final price paid per share to be paid by the Corporation will be determined at the Settlement Date based on the adjusted volume weighted average price of the Common Stock, as defined in the ASR, during the four month period between the Initial Execution Date and the Settlement Date and will be determined by dividing the entire $200.0 million value of the ASR by the total number of shares actually received by the Corporation under the ASR.

SCHOLASTIC CORPORATION
Item 4. Submission of Matters to a Vote of Security Holders

On July 10, 2007, the holders of the 1,656,200 outstanding shares of the Corporation’s Class A Stock approved by written consent an action to fix the number of directors constituting the full Board of Directors of the Corporation (the “Board”) at eleven, effective as of the annual meeting of the Corporation’s stockholders held on September 19, 2007. The Corporation’s Amended and Restated Certificate of Incorporation provides that the holders of Class A Stock, voting as a class, have the right to fix the size of the Board so long as it does not consist of less than three nor more than fifteen directors.

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:
10.1

Amendment No. 3, dated July 17, 2007, to the Scholastic Corporation 2001 Stock Incentive Plan (incorporated by reference to Appendix A to the Corporation’s definitive Proxy Statement as filed with the SEC on August 14, 2007 (the “2007 Proxy Statement”)).

10.2	The Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (incorporated by reference to Appendix B to the 2007 Proxy Statement).

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: October 5, 2007	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President and Chief
Executive Officer

Date: October 5, 2007		s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED AUGUST 31, 2007
Exhibits Index

Exhibit
Number	Description of Document

10.1	Amendment No. 3, dated July 17, 2007, to the Scholastic Corporation 2001 Stock Incentive Plan (incorporated by reference to Appendix A to the 2007 Proxy Statement).

10.2	The Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (incorporated by reference to Appendix B to the 2007 Proxy Statement).

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.