Form 10-Q
period 2007-11-30
SCHOLASTIC CORP
filed 2008-01-09
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of December 31, 2007

Common Stock, $.01 par value	36,805,947
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended November 30,		Six months ended November 30,

	2007	2006	2007	2006

Revenues	$746.2	$735.5	$1,333.1	$1,070.4

Operating costs and expenses:
Cost of goods sold	318.1	323.1	642.6	494.9
Selling, general and administrative expenses	264.1	250.5	486.8	447.1
Bad debt expense	17.5	19.5	35.3	35.2
Depreciation and amortization	16.3	16.0	33.0	32.9

Total operating costs and expenses	616.0	609.1	1,197.7	1,010.1

Operating income	130.2	126.4	135.4	60.3

Interest expense, net	9.5	8.3	17.9	15.7

Earnings before income taxes	120.7	118.1	117.5	44.6

Provision for income taxes	45.1	43.0	44.7	16.4

Net income	$75.6	$75.1	$72.8	$28.2

Basic and diluted earnings per Share of Class A and Common Stock:

Basic	$1.96	$1.77	$1.86	$0.67
Diluted	$1.93	$1.75	$1.83	$0.66

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in millions, except per share data)

	November 30, 2007	May 31, 2007	November 30, 2006

	(Unaudited)		(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$187.6	$22.8	$133.7
Accounts receivable, net	343.0	281.6	339.0
Inventories	478.1	422.9	494.3
Deferred promotion costs	51.4	50.1	65.5
Deferred income taxes	93.3	71.5	73.9
Prepaid expenses and other current assets	59.3	55.8	48.8

Total current assets	1,212.7	904.7	1,155.2

Property, plant and equipment, net	377.0	383.3	386.2
Prepublication costs	115.0	112.7	109.0
Installment receivables, net	12.7	13.1	9.1
Royalty advances	51.7	51.3	48.4
Production costs	4.8	4.3	5.1
Goodwill	265.3	265.9	254.2
Other intangibles	78.4	78.5	78.6
Other assets and deferred charges	59.9	63.9	65.0

Total assets	$2,177.5	$1,877.7	$2,110.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	$83.3	$66.2	$303.9
Capital lease obligations	5.2	5.5	5.7
Accounts payable	146.5	135.4	145.6
Accrued royalties	143.1	39.2	42.9
Deferred revenue	63.7	24.2	54.3
Other accrued expenses	190.2	143.6	162.5

Total current liabilities	632.0	414.1	714.9

Noncurrent Liabilities:
Long-term debt	330.8	173.4	173.3
Capital lease obligations	58.5	59.8	60.4
Other noncurrent liabilities	127.6	101.4	77.8

Total noncurrent liabilities	516.9	334.6	311.5

Commitments and Contingencies	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	527.0	490.3	469.2
Accumulated other comprehensive loss	(38.0)	(34.5)	(25.3)
Retained earnings	739.2	672.8	640.1
Treasury stock at cost	(200.0)	—	—

Total stockholders’ equity	1,028.6	1,129.0	1,084.4

Total liabilities and stockholders’ equity	$2,177.5	$1,877.7	$2,110.8

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions)

	Six months ended November 30,

	2007	2006

Cash flows provided by operating activities:
Net income	$72.8	$28.2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable and other reserves	56.0	52.3
Amortization of prepublication and production costs	23.5	30.5
Depreciation and amortization	33.0	32.9
Royalty advances expensed	13.3	11.2
Deferred income taxes	(1.2)	(0.2)
Changes in assets and liabilities:
Accounts receivable	(91.5)	(103.0)
Inventories	(68.7)	(77.1)
Prepaid expenses and other current assets	0.4	3.7
Deferred promotion costs	(0.9)	(15.6)
Accounts payable and other accrued expenses	55.3	9.7
Accrued royalties	103.4	6.2
Deferred revenue	40.6	34.8
Other, net	(1.4)	(2.9)

Total adjustments	161.8	(17.5)

Net cash provided by operating activities	234.6	10.7
Cash flows used in investing activities:
Prepublication expenditures	(24.5)	(20.4)
Additions to property, plant and equipment	(22.6)	(19.3)
Royalty advances	(15.9)	(14.9)
Production expenditures	(2.1)	(2.5)
Repayment of loan from investee	6.2	5.7
Loan to investee	—	(1.9)
Other	(0.3)	(1.8)

Net cash used in investing activities	(59.2)	(55.1)
Cash flows provided by (used in) financing activities:
Borrowings under Credit Agreement, Revolver and Revolving Loan	190.0	116.0
Repayments of Credit Agreement, Revolver and Revolving Loan	(190.0)	(116.0)
Borrowings under Term Loan	200.0	—
Repurchase of 5.75% Notes	—	(36.0)
Borrowings under lines of credit	356.0	101.0
Repayments of lines of credit	(383.0)	(89.4)
Repayments of capital lease obligations	(2.9)	(4.6)
Reacquisition of Common Stock	(200.0)	—
Proceeds pursuant to stock-based compensation plans	30.6	11.0
Other	0.7	(0.1)

Net cash provided by (used in) financing activities	1.4	(18.1)

Effect of exchange rate changes on cash and cash equivalents	(12.0)	(9.1)

Net increase (decrease) in cash and cash equivalents	164.8	(71.6)
Cash and cash equivalents at beginning of period	22.8	205.3

Cash and cash equivalents at end of period	$187.6	$133.7

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

The Company’s business is closely correlated to the school year. Consequently, the results of operations for the three and six months ended November 30, 2007 and 2006 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the November 30, 2006 condensed consolidated balance sheet is included for comparative purposes.

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Regulation S-X. The preparation of these financial statements involves the use of estimates and assumptions by management, which affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an ongoing basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable and installment receivables; sales returns; amortization periods; pension and other post-retirement obligations; tax rates; and recoverability of inventories, deferred promotion costs, deferred income taxes and tax reserves, prepublication costs, royalty advances, goodwill and other intangibles.

Certain prior year amounts have been reclassified to conform to the current year presentation. The Company had previously reported certain amounts related to the translation of foreign currency amounts in “Other, net” in the Statement of Cash Flows that are now presented as a component of the “Effect of exchange rate changes on cash and cash equivalents.” The prior year reclassifications to the Statement of Cash Flows resulted in a $6.3 increase in “Net cash provided by operating activities” for the six months ended November 30, 2006, of which $9.7 was attributable to the foreign currency reclassification, offset primarily by a $3.8 reclassification of a related party loan to “Net cash used in investing activities.”

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

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquiror accounts for business combinations. SFAS 141R includes guidance for the recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any noncontrolling or minority interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies and acquisition-related transaction costs, and the recognition of changes in the acquiror’s income tax valuation allowance. SFAS 141R applies prospectively and is effective for business combinations made by the Company beginning June 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. SFAS 160 is effective for the Company beginning June 1, 2009 and is to be applied prospectively, except for the presentation and disclosure requirements, which upon adoption will be applied retrospectively for all periods presented. The Company is currently evaluating the impact, if any, that SFAS 160 will have on its consolidated financial position, results of operations and cash flows.

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

The following table sets forth information for the Company’s segments for the periods indicated:

	Children’s Book Publishing and Distribution	Educational Publishing	Media, Licensing and Advertising	Overhead(1)	Total Domestic	International	Consolidated

Three months ended November 30, 2007

Revenues	$431.3	$99.6	$57.7	$0.0	$588.6	$157.6	$746.2
Bad debt	14.8	0.4	0.0	0.0	15.2	2.3	17.5
Depreciation and amortization(2)	3.8	0.9	5.5	4.1	14.3	2.0	16.3
Amortization(3)	2.7	5.7	1.6	0.0	10.0	0.6	10.6
Royalty advances expensed	3.5	0.1	0.2	0.0	3.8	1.4	5.2
Operating income (loss)	99.7	12.5	10.9	(17.1)	106.0	24.2	130.2
Expenditures for long-lived assets(4)	9.4	6.8	5.9	7.2	29.3	5.2	34.5

Three months ended November 30, 2006

Revenues	$442.7	$97.2	$56.6	$0.0	$596.5	$139.0	$735.5
Bad debt	14.5	0.6	1.2	0.0	16.3	3.2	19.5
Depreciation and amortization(2)	4.1	0.9	3.6	5.9	14.5	1.5	16.0
Amortization(3)	4.5	7.7	2.3	0.0	14.5	0.5	15.0
Royalty advances expensed	5.9	0.4	0.4	0.0	6.7	0.6	7.3
Operating income (loss)	99.6	17.1	9.2	(19.3)	106.6	19.8	126.4
Expenditures for long-lived assets(4)	16.2	6.8	4.5	3.8	31.3	3.4	34.7

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

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, but excludes amortization of promotion costs.

(3)	Includes amortization of prepublication costs and production costs, but excludes amortization of promotion costs.

(4)	Includes expenditures for property, plant and equipment, investments in prepublication and production costs, royalty advances and acquisitions of, and investments in, businesses.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution	Educational Publishing	Media, Licensing and Advertising	Overhead (1)	Total Domestic	International	Consolidated

Six months ended November 30, 2007

Revenues	$773.8	$227.4	$74.7	$0.0	$1,075.9	$257.2	$1,333.1
Bad debt	29.7	0.4	0.4	0.0	30.5	4.8	35.3
Depreciation and amortization(2)	8.5	1.9	5.8	12.9	29.1	3.9	33.0
Amortization(3)	7.2	12.1	3.1	0.0	22.4	1.1	23.5
Royalty advances expensed	13.3	0.6	0.3	0.0	14.2	1.6	15.8
Operating income (loss)	102.4	43.1	5.8	(37.4)	113.9	21.5	135.4
Segment assets	957.4	352.3	87.1	391.4	1,788.2	389.3	2,177.5
Goodwill	130.6	92.8	9.8	0.0	233.2	32.1	265.3
Expenditures for long-lived assets(4)	25.7	11.7	7.4	11.6	56.4	8.7	65.1
Long-lived assets(5)	299.5	211.5	37.4	264.2	812.6	119.4	932.0

Six months ended November 30, 2006

Revenues	$555.3	$224.6	$72.3	$0.0	$852.2	$218.2	$1,070.4
Bad debt	28.0	0.6	1.3	0.0	29.9	5.3	35.2
Depreciation and amortization(2)	8.4	1.9	4.0	15.6	29.9	3.0	32.9
Amortization(3)	8.9	15.0	5.4	0.0	29.3	1.2	30.5
Royalty advances expensed	10.2	0.7	0.6	0.0	11.5	1.3	12.8
Operating income (loss)	32.3	49.8	3.1	(39.2)	46.0	14.3	60.3
Segment assets	955.5	342.6	88.7	374.0	1,760.8	350.0	2,110.8
Goodwill	130.6	82.5	9.8	0.0	222.9	31.3	254.2
Expenditures for long-lived assets(4)	28.7	10.5	8.1	5.7	53.0	5.9	58.9
Long-lived assets(5)	295.6	200.9	40.8	273.0	810.3	114.0	924.3

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The following tables separately set forth information for the periods indicated for the United States direct-to-home portion of the Company’s continuity programs, which consist primarily of the business formerly operated by Grolier Incorporated and are included in the Children’s Book Publishing and Distribution segment, and for all other businesses included in the segment. See Note 12, “Subsequent Event,” regarding the Company’s announcement of its intention to sell the direct-to-home portion of its continuity businesses.

Three months ended November 30,

	Direct-to-home		All Other		Total

	2007	2006	2007	2006	2007	2006

Revenues	$33.2	$38.1	$398.1	$404.6	$431.3	$442.7
Bad debt	9.8	10.0	5.0	4.5	14.8	14.5
Depreciation and amortization (1)	0.0	0.2	3.8	3.9	3.8	4.1
Amortization (2)	0.4	1.1	2.3	3.4	2.7	4.5
Royalty advances expensed	0.6	1.3	2.9	4.6	3.5	5.9
Operating income (loss)	(9.7)	(4.4)	109.4	104.0	99.7	99.6
Expenditures for long-lived assets (3)	0.8	2.7	8.6	13.5	9.4	16.2

Six months ended November 30,

	Direct-to-home		All Other		Total

	2007	2006	2007	2006	2007	2006

Revenues	$70.5	$74.4	$703.3	$480.9	$773.8	$555.3
Bad debt	21.4	20.7	8.3	7.3	29.7	28.0
Depreciation and amortization (1)	0.6	0.5	7.9	7.9	8.5	8.4
Amortization (2)	0.8	1.4	6.4	7.5	7.2	8.9
Royalty advances expensed	1.1	1.5	12.2	8.7	13.3	10.2
Operating income (loss)	(17.2)	(10.9)	119.6	43.2	102.4	32.3
Business assets	208.9	227.0	748.5	728.5	957.4	955.5
Goodwill	92.4	92.4	38.2	38.2	130.6	130.6
Expenditures for long-lived assets (3)	2.3	4.4	23.4	24.3	25.7	28.7
Long-lived assets (4)	117.9	117.5	181.6	178.1	299.5	295.6

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, but excludes amortization of promotion costs.

(2)	Includes amortization of prepublication costs, but excludes amortization of promotion costs.

(3)	Includes expenditures for property, plant and equipment, investments in prepublication costs, and royalty advances.

(4)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles and royalty advances.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

3. Debt

The following table summarizes debt as of the dates indicated:

	November 30, 2007	May 31, 2007	November 30, 2006

Lines of Credit	$40.5	$66.2	$45.7
Loan Agreement:
Revolving Loan	—	—	—
Term Loan	200.0	—	—
5.75% Notes due 2007, net of premium/discount	—	—	258.2
5% Notes due 2013, net of discount	173.6	173.4	173.3

Total debt	414.1	239.6	477.2
Less lines of credit, short-term debt and current portion of long-term debt	(83.3)	(66.2)	(303.9)

Total long-term debt	$330.8	$173.4	$173.3

The following table sets forth the maturities of the Company’s debt obligations as of November 30, 2007 for the remainder of fiscal 2008 and thereafter:

Six-month period ending May 31:
2008	$61.9
Fiscal years ending May 31:
2009	42.8
2010	42.8
2011	42.8
2012	42.8
Thereafter	181.0

Total debt	$414.1

Loan Agreement
On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) elected to replace the Company’s then-existing credit facilities, the Credit Agreement and the Revolver (as discussed below), with a new $525.0 credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 revolving credit component (the “Revolving Loan”) and an amortizing $200.0 term loan component (the “Term Loan”). The Loan Agreement is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2012. The $325.0 Revolving Loan component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0. The $200.0 Term Loan component was established in order to fund the reacquisition by the Corporation of shares of its Common Stock pursuant to an Accelerated Share Repurchase Agreement (see Note 10, “Treasury Stock”, below) and was fully drawn on June 28, 2007 in connection with that transaction. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7, with the first payment on December 31, 2007, and a final payment of $7.4 due on June 1, 2012. Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing Federal Funds rate plus 0.5% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.50% to 1.25% based on the Company’s prevailing consolidated debt to total capital ratio. As of November 30, 2007, the applicable margin on the Term Loan was 1.0% and the applicable margin on the Revolving Loan was 0.8%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.25% per annum on the Revolving Loan only, which at November 30, 2007 was 0.2%. As of November 30, 2007, $200.0 was outstanding under the Term Loan at a weighted average interest rate of 6.2%. There were no outstanding borrowings under the Revolving Loan as of November 30, 2007. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at November 30, 2007 the Company was in compliance with these covenants.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

Credit Agreement
The Credit Agreement was a $190.0 unsecured revolving credit facility with certain banks that was scheduled to expire in 2009 but was terminated, along with the Revolver, at the election of the Borrowers as of June 1, 2007 and replaced by the Loan Agreement. The interest rate charged for all loans made under the Credit Agreement was, at the election of the Borrower, based on the prime rate or, alternatively, an adjusted LIBOR rate plus an applicable margin, ranging from 0.325% to 0.975%. The Credit Agreement also provided for the payment of a facility fee in the range of 0.10% to 0.30% and a utilization fee, if total borrowings exceeded 50% of the total facility, in the range of 0.05% to 0.25%. The amounts charged varied based on the Company’s published credit ratings. The margin, facility fee and utilization fee as of May 31, 2007 were 0.975%, 0.30% and 0.25%, respectively. There were no outstanding borrowings under the Credit Agreement at May 31, 2007 or November 30, 2006.

Revolver
The Revolver was a $40.0 unsecured revolving loan agreement with a bank that was scheduled to expire in 2009 but was terminated, along with the Credit Agreement, at the election of the Borrowers as of June 1, 2007 and replaced with the Loan Agreement. The interest rate charged for all loans made under the Revolver was set at either (1) the prime lending rate minus 1% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.375% to 1.025%. The Revolver also provided for the payment of a facility fee in the range of 0.10% to 0.30%. The amounts charged varied based on the Company’s published credit ratings. The margin and facility fee as of May 31, 2007 were 1.025% and 0.30%, respectively. There were no outstanding borrowings under the Revolver at May 31, 2007 or November 30, 2006.

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

Lines of Credit
During the last half of fiscal 2007, the Company entered into unsecured money market bid rate credit lines totaling $50.0, of which $41.0 was outstanding at May 31, 2007. There were no outstanding borrowings under these credit lines at November 30, 2007. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term, not to exceed 364 days, agreed to at the time each loan is made. The weighted average interest rate for all money market bid rate loans outstanding on May 31, 2007 was 6.2%. These credit lines are typically available for loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

As of November 30, 2007, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $89.6, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the option of the lender. There were borrowings outstanding under these facilities equivalent to $40.5 at November 30, 2007 at a weighted average interest rate of 7.0%, as compared to the equivalent of $25.2 at May 31, 2007 at a weighted average interest rate of 7.0% and the equivalent of $45.7 at November 30, 2006 at a weighted average interest rate of 5.4%.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

4. Comprehensive Income

The following table sets forth comprehensive income for the periods indicated:

	Three months ended November 30,		Six months ended November 30,

	2007	2006	2007	2006

Net income	$75.6	$75.1	$72.8	$28.2

Other comprehensive income (loss):
Foreign currency translation adjustments	1.2	1.8	(3.9)	(5.2)
Retirement plans and post-retirement healthcare, net of tax	0.2	—	0.4	—

Comprehensive income	$77.0	$76.9	$69.3	$23.0

5. Investment

The Company has a 12.25% equity interest in the Children’s Network Venture LLC (“Children’s Network”), which produces and distributes educational children’s television programming under the name “Qubo.” Since inception in August 2006, the Company has contributed a total of $2.9 in cash and certain rights to existing television programming to the Children’s Network. The Company’s investment is accounted for using the equity method of accounting and is included in the Other assets and deferred charges section of the Company’s consolidated balance sheets. As of November 30, 2007, the Company had reduced the balance in the investment account for the Children’s Network by approximately $2.1 to properly account for the Company’s share of the entity’s losses to date.

6. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average Shares of Class A Stock and Common Stock outstanding during the period. Diluted earnings per share is calculated to give effect to potentially dilutive options to purchase Class A and Common Stock and restricted stock units granted pursuant to the Company’s stock-based compensation plans that were outstanding during the period. The Company calculates per share figures prior to rounding in millions. The weighted average shares of Class A Stock and Common Stock outstanding were lower as of November 30, 2007 as compared to November 30, 2006 due to the Accelerated Share Repurchase described in Note 10, “Treasury Stock,” below. The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share computation for the periods indicated:

	Three months ended November 30,		Six months ended November 30,

	2007	2006	2007	2006

Net income for basic and diluted earnings per share	$75.6	$75.1	$72.8	$28.2

Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings per share, in millions	38.5	42.3	39.1	42.2

Dilutive effect of Class A Stock and Common Stock potentially issued pursuant to stock-based compensation plans, in millions	0.6	0.5	0.6	0.4

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings per share, in millions	39.1	42.8	39.7	42.6

Earnings per share of Class A Stock and Common Stock:

Basic	$1.96	$1.77	$1.86	$0.67
Diluted	$1.93	$1.75	$1.83	$0.66

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

7. Goodwill and Other Intangibles

Goodwill and other intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the periods indicated:

	Six months ended November 30, 2007	Twelve months ended May 31, 2007	Six months ended November 30, 2006

Beginning balance	$265.9	$253.1	$253.1
Additions due to acquisitions	—	11.7	—
Purchase accounting adjustments	(1.3)	—	—
Translation adjustments	0.7	1.1	1.1

Total	$265.3	$265.9	$254.2

The following table summarizes Other intangibles subject to amortization at the dates indicated:

	November 30, 2007	May 31, 2007	November 30, 2006

Customer lists	$3.2	$3.2	$3.2
Accumulated amortization	(2.9)	(2.9)	(3.0)

Net customer lists	0.3	0.3	0.2

Other intangibles	4.1	4.1	4.2
Accumulated amortization	(3.1)	(3.0)	(2.9)

Net other intangibles	1.0	1.1	1.3

Total	$1.3	$1.4	$1.5

Amortization expense for Other intangibles totaled $0.1 for each of the six month periods ended November 30, 2007 and November 30, 2006 and $0.2 for the twelve months ended May 31, 2007. Amortization expense for these assets is currently estimated to total $0.2 for each of the fiscal years ending May 31, 2008 through 2011and $0.1 for the fiscal year ending May 31, 2012. Intangible assets with definite lives consist principally of customer lists and covenants not to compete. Customer lists are amortized on a straight-line basis over a five-year period, while covenants not to compete are amortized on a straight-line basis over their contractual term.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	November 30, 2007	May 31, 2007	November 30, 2006

Net carrying value by major class:
Titles	$31.0	$31.0	$31.0
Licenses	17.2	17.2	17.2
Major sets	11.4	11.4	11.4
Trademarks and Other	17.5	17.5	17.5

Total	$77.1	$77.1	$77.1

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

	Pension Plans Three months ended November 30,		Post-Retirement Benefits Three months ended November 30,

	2007	2006	2007	2006

Components of Net Periodic Benefit Cost:
Service cost	$2.1	$2.0	$—	$0.1
Interest cost	2.5	2.3	0.4	0.4
Expected return on assets	(3.0)	(2.3)	—	—
Net amortization of prior service (credit)/cost	—	—	(0.2)	(0.2)
Amortization of loss	0.6	0.7	0.4	0.4

Net periodic benefit cost	$2.2	$2.7	$0.6	$0.7

	Pension Plans Six months ended November 30,		Post-Retirement Benefits Six months ended November 30,

	2007	2006	2007	2006

Components of Net Periodic Benefit Cost:
Service cost	$4.3	$4.0	$0.1	$0.1
Interest cost	5.0	4.6	0.9	0.9
Expected return on assets	(5.8)	(4.6)	—	—
Net amortization of prior service (credit)/cost	(0.1)	(0.1)	(0.4)	(0.4)
Amortization of loss	1.0	1.4	0.7	0.7

Net periodic benefit cost	$4.4	$5.3	$1.3	$1.3

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future. For the six months ended November 30, 2007, the Company contributed $6.0, $0.4 and $0.0 to the U. S. Pension Plan, the U. K. Pension Plan and the Canadian Pension Plan, respectively. The Company expects, based on current actuarial calculations, to contribute cash of approximately $13.4 in the aggregate to the Pension Plans in the fiscal year ending May 31, 2008.

9. Stock-Based Compensation

The following table summarizes stock-based compensation for the periods indicated:

	Three months ended November 30,		Six months ended November 30,

	2007	2006	2007	2006

Stock option expense	$1.0	$0.5	$1.9	$0.5
Restricted stock unit expense	0.6	0.3	0.9	0.5
Employee stock purchase plan expense	0.1	0.1	0.2	0.2

Total stock-based compensation	$1.7	$0.9	$3.0	$1.2

During the six month periods ended November 30, 2007 and 2006, the Corporation issued 1.1 million and 0.4 million shares of Common Stock, respectively, pursuant to its stock-based compensation plans.

10. Treasury Stock

On June 1, 2007, the Corporation entered into an agreement with a financial institution to repurchase $200.0 of its outstanding Common Stock under an Accelerated Share Repurchase Agreement (the “ASR”). The entire $200.0 was executed under a “collared” transaction whereby a price range for the repurchase of the shares was established. Under the ASR, the Corporation initially received 5.1 million shares on June 28, 2007 (the “Initial Execution Date”), representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range collar. On October 29, 2007 (the “Settlement Date” ), the Corporation received an additional 0.7 million shares at no additional cost, bringing the total number of shares repurchased under the ASR to 5.8 million shares, which is reflected in the Treasury Stock component of Stockholders’ Equity. The total number of shares received under the ASR was determined based on the adjusted volume weighted average price of the Common Stock, as defined in the ASR, during the four month period from the Initial Execution Date through the Settlement Date, which was $34.64 per share.

11. Income Taxes

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known and applies that rate to its ordinary quarterly earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

Upon adoption, the Company recognized a $34.0 increase in the liability for unrecognized tax benefits, a $27.6 increase in deferred tax assets, and a $6.4 reduction to the June 1, 2007 balance of retained earnings. As of June 1, 2007, the total amount of unrecognized tax benefits was $40.2, of which $5.7 and $0.6 represented accruals for potential payments of interest and penalties, respectively. Of this total, $12.7 represented the total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate favorably. There have been no material changes to the liability for uncertain tax positions for the six months ended November 30, 2007. The Company does not currently anticipate a material change to its unrecognized tax benefits within twelve months of November 30, 2007; however, actual developments can change these expectations. The Company’s policy is to classify potential liabilities for interest and penalties related to unrecognized tax benefits as part of its income tax provision. During the six months ended November 30, 2007, the Company recognized $0.9 of income tax expense for accruals for potential payments of interest and penalties.

The Company’s provision for income taxes resulted in an effective tax rate of 38.1% and 36.8% for the six months ended November 30, 2007 and 2006, respectively. The higher effective tax rate for the six months ended November 30, 2007 compared to the prior fiscal year period was primarily attributable to the adoption of FIN 48, effective as of June 1, 2007, which increased the rate by 80 basis points, or 0.8%, and additional tax expense related to a change in the statutory tax rate of a foreign subsidiary of the Corporation, which increased the rate by 30 basis points, or 0.3%.

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

12. Subsequent Event

On December 20, 2007, the Company announced that it intends to sell the direct-to-home portion of its continuity businesses located in the United States, the United Kingdom and Canada (collectively, the “DTH business”). The DTH business did not qualify as an asset held for sale as of November 30, 2007 based on the criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” but the Company currently anticipates that the DTH business will meet those criteria during its fiscal quarter ending February 29, 2008; as a result, the DTH business would be reported as discontinued operations for accounting purposes, which would include an assessment of the carrying value of the discontinued operations and require write-downs for impairments, if present. The Company currently anticipates that there will be potentially significant non-cash write-downs required within the DTH business based on generally accepted accounting principles. The domestic portion of the DTH business is included in the Children’s Book Publishing and Distribution segment, and the international portion of the DTH business, which is located in the United Kingdom and Canada, is included in the International segment.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(“MD&A”)

Overview and Outlook

Revenue for the quarter ended November 30, 2007 increased by $10.7 million, or 1.5%, over the prior fiscal year quarter as a result of higher revenues in the International, Educational Publishing, and Media, Licensing and Advertising segments, partially offset by lower revenue in the Children’s Book Publishing and Distribution segment. Operating income for the quarter ended November 30, 2007 increased by $3.8 million, or 3.0%, over the prior fiscal year quarter. Operating profits for the quarter increased in the Company’s trade, school-based book fair and school-based book club businesses, which are reported in the Children’s Book Publishing and Distribution segment, and in the International and Media Licensing and Advertising segments, and corporate overhead expense declined. These improvements were partially offset by continued planned investment for long term growth, including reorganization of the Educational Publishing sales and service organizations, and higher losses in the Company’s direct-to-home continuity businesses (the “DTH business”).

For the six months ended November 30, 2007, revenue and operating income increased by $262.7 million and $75.1 million, respectively, and operating margin increased to 10.2% from 5.6% in the prior fiscal year period. The revenue and profit increases were primarily a result of the release of Harry Potter and the Deathly Hallows, the final book of the seven book series, on July 21, 2007.

In the second fiscal quarter, the Company continued to make progress toward achieving its goals for fiscal 2008. However, after a careful review of the performance of the DTH business through the first six months of the fiscal year, the Company concluded that this business will not meet its financial goals for the year. As a result, on December 20, 2007 the Company announced that it had decided to pursue a sale of both the domestic portion of this business, which is included in the Children’s Book Publishing and Distribution segment, and the international portion of this business, which is based in the United Kingdom and Canada and is included in the International segment.

Results of Operations - Consolidated

Revenues for the quarter ended November 30, 2007 increased to $746.2 million, compared to $735.5 million in the prior fiscal year quarter. This increase was due to higher revenues in the International, Educational Publishing, and Media, Licensing and Advertising segments, which increased by $18.6 million, $2.4 million and $1.1 million, respectively, partially offset by an $11.4 million decline in revenues from the Children’s Book Publishing and Distribution segment, as compared to the prior fiscal year quarter. For the six months ended November 30, 2007, revenues increased by 24.5% to $1,333.1, compared to $1,070.4 million in the prior fiscal year period, due to higher revenues in each of the Company’s four operating segments, led by the Children’s Book Publishing and Distribution segment, which rose by $218.5 million principally as a result of the July 2007 release of Harry Potter and the Deathly Hallows, and the International segment, which rose by $39.0 million, as compared to the prior fiscal year period.

Cost of goods sold for the quarter ended November 30, 2007 decreased to $318.1 million, or 42.6% of revenues, from $323.1 million, or 43.9% of revenues, in the prior fiscal year quarter, primarily due to timing of prepublication amortization. For the six months ended November 30, 2007, cost of goods sold increased to $642.6 million, or 48.2% of revenues, compared to $494.9 million, or 46.2% of revenues, in the prior fiscal year period, primarily due to costs related to the release of Harry Potter and the Deathly Hallows.

Selling, general and administrative expenses increased to $264.1 million, or 35.4% of revenues, in the quarter ended November 30, 2007, as compared to $250.5 million, or 34.1% of revenues, in the prior fiscal year quarter primarily due to the planned investments in the sales and service organizations in the Educational Publishing segment. For the six months ended November 30, 2007, selling, general and administrative expenses increased to $486.8 million from $447.1 million in the prior fiscal year period, primarily due to costs related to the Harry Potter release in July 2007. As a percentage of revenues, selling, general and administrative expenses decreased to 36.5% for the six months ended November 30, 2007 from 41.8% in the prior fiscal year period, primarily due to the revenue benefit from Harry Potter and the Deathly Hallows without a proportionate increase in expense.

Bad debt expense for the quarter ended November 30, 2007 was $17.5 million, or 2.3% of revenues, compared to $19.5 million, or 2.7% of revenues, in the prior fiscal year quarter. For the six months ended November 30, 2007, bad debt expense was $35.3 million, or 2.6% of revenues, compared to $35.2 million, or 3.3% of revenues, in the prior fiscal year period.

The resulting operating income for the quarter ended November 30, 2007 increased to $130.2 million, or 17.4% of revenues, compared to $126.4 million, or 17.2% of revenues, in the prior fiscal year quarter. For the six months ended November 30, 2007, the resulting operating income increased to $135.4 million, or 10.2% of revenues, compared to $60.3 million, or 5.6% of revenues, in the prior fiscal year period.

The Company’s provision for income taxes resulted in an effective tax rate of 38.1% and 36.8% for the six months ended November 30, 2007 and 2006, respectively. The higher effective tax rate for the six months ended November 30, 2007 compared to the prior fiscal year period was primarily attributable to the adoption of the Financial Accounting Standards Board’s (the “FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective as of June 1, 2007, which increased the rate by 80 basis points, or 0.8%, and additional tax expense related to a change in the statutory tax rate of a foreign subsidiary of the Corporation, which increased the rate by 30 basis points, or 0.3%.

Net income was $75.6 million for the quarter ended November 30, 2007, compared to $75.1 million in the prior fiscal year quarter. Earnings per diluted share increased to $1.93 in the quarter ended November 30, 2007 from $1.75 in the prior fiscal year quarter, primarily reflecting accretion from the accelerated share repurchase agreement entered into by the Corporation on June 1, 2007 (the “ASR”), as more fully discussed in Part II, “Other Information”, Item 2, “Unregistered Sales of Equity Securities and the Use of Proceeds,” below. For the six months ended November 30, 2007, net income was $72.8 million, or $1.83 per diluted share, compared to net income of $28.2 million, or $0.66 per diluted share, in the prior fiscal year period.

SCHOLASTIC CORPORATION
Item 2. MD&A

Results of Operations – Segments

Children’s Book Publishing and Distribution
($ amounts in millions)	Three months ended November 30,		Six months ended November 30,

	2007	2006	2007	2006

Revenues	$431.3	$442.7	$773.8	$555.3
Operating income	99.7	99.6	102.4	32.3

Operating margin	23.1%	22.5%	13.2%	5.8%

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended November 30, 2007 decreased by $11.4 million to $431.3 million, as compared to $442.7 million in the prior fiscal year quarter. Within the segment, revenues from school-based book clubs declined by $10.5 million, primarily due to a lower number of orders, which partially reflected the elimination of less profitable mailings, and revenues in the Company’s continuity businesses declined by $9.4 million. These declines were partially offset by a $6.0 million increase in trade revenues, primarily due to higher Harry Potter revenues, and a $2.5 million increase in school-based book fair revenues, primarily related to an increase in the number of book fairs held.

Segment operating income for the quarter ended November 30, 2007 was $99.7 million, relatively flat to the prior fiscal year quarter. Within the segment, operating profits in the Company’s trade and school-based book fair businesses improved over the prior year period due to the increases in revenue from these businesses. Operating profit in the Company’s school-based book club business rose despite the corresponding revenue decline, reflecting cost management and the elimination of less profitable mailings. These increases were offset by lower operating results in the Company’s continuity businesses.

Segment revenues for the six months ended November 30, 2007 increased by $218.5 million to $773.8 million, as compared to $555.3 million in the prior fiscal year period. This increase was principally due to higher Harry Potter revenues in the Company’s trade business, which totaled approximately $250 million in the current fiscal year period as compared to approximately $10 million in the prior fiscal year period, partially offset by an $11.3 million decrease in revenues in the Company’s school-based book club business due to the lower number of orders, partially due to the elimination of less profitable mailings, and a $7.9 million decrease in revenues from the Company’s continuity businesses.

Segment operating income for the six months ended November 30, 2007 improved by $70.1 million to $102.4 million, as compared to $32.3 million in the prior fiscal year period. This improvement was primarily due to the higher Harry Potter revenues in the Company’s trade business.

The following table highlights the results of the domestic direct-to-home portion of the Company’s continuity programs, which is located in the United States and is included in the Children’s Book Publishing and Distribution segment.

($ amounts in millions)	Three months ended November 30,		Six months ended November 30,

	2007	2006	2007	2006

Revenues	$33.2	$38.1	$70.5	$74.4
Operating loss	(9.7)	(4.4)	(17.2)	(10.9)

Operating margin	*	*	*	*

* not meaningful

Revenues from the domestic direct-to-home continuity business decreased to $33.2 million for the quarter ended November 30, 2007 from $38.1 million in the prior fiscal year quarter and to $70.5 million for the six months ended November 30, 2007 from $74.4 million in the prior fiscal year period, in each case due to fewer enrollments of new customers and weakness in follow-on promotions to existing customers.

The operating loss for the domestic direct-to-home continuity business was $9.7 million in the current fiscal year quarter, as compared to $4.4 million in the prior fiscal year quarter, due to the decline in revenues and higher promotion expense, which rose as a percentage of revenues from 30.8% in the prior fiscal year quarter to 37.1% in the current fiscal year quarter. The operating loss for the six months ended November 30, 2007 was $17.2 million, as compared to $10.9 million in the prior fiscal year period, due to the decline in revenues and a $1.9 million increase in cost of product related to the accelerated write-off of free product costs associated with customer acquisition efforts.

On December 20, 2007, the Company announced that it intends to sell the DTH business, including the domestic portion. The DTH business did not qualify as an asset held for sale as of November 30, 2007 based on the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” but the Company currently anticipates that the DTH business will meet those criteria during its fiscal quarter ending February 29, 2008; as a result, the DTH business would be reported as discontinued operations for accounting purposes, which would include an assessment of the carrying value of the discontinued operations and require write-downs for impairments, if present. The Company currently anticipates that there will be potentially significant non-cash write-downs required within the DTH business based on generally accepted accounting principles.

SCHOLASTIC CORPORATION
Item 2. MD&A

Excluding the direct-to-home portion of the continuity business, segment revenues decreased by $6.5 million to $398.1 million for the quarter ended November 30, 2007, as compared to $404.6 million in the prior fiscal year quarter, and increased by $222.4 million to $703.3 million for the six months ended November 30, 2007, as compared to $480.9 million in the prior fiscal year period.

Excluding the direct-to-home portion of the continuity business, segment operating income for the quarter ended November 30, 2007 increased by $5.4 million to $109.4 million, as compared to $104.0 million in the prior fiscal year quarter, and increased by $76.4 million to $119.6 million for the six months ended November 30, 2007, as compared to $43.2 million in the prior fiscal year period.

Educational Publishing
($ amounts in millions)	Three months ended November 30,		Six months ended November 30,

	2007	2006	2007	2006

Revenues	$99.6	$97.2	$227.4	$224.6
Operating income	12.5	17.1	43.1	49.8

Operating margin	12.6%	17.6%	19.0%	22.2%

Revenues in the Educational Publishing segment for the quarter ended November 30, 2007 increased by $2.4 million, or 2.5%, to $99.6 million, as compared to $97.2 million in the prior fiscal year quarter. This increase was primarily related to $5.6 million in higher revenues from sales of paperback collections, partially offset by $2.9 million in lower revenues from sales of educational technology products. Segment revenues for the six months ended November 30, 2007 increased by $2.8 million to $227.4 million, as compared to $224.6 million in the prior fiscal year period, primarily as a result of $6.6 million of incremental revenues from the May 2007 acquisition of a school consulting and professional services development company, partially offset by lower revenues from library publishing, which declined by $6.2 million.

Segment operating income for the quarter ended November 30, 2007 decreased by $4.6 million, or 26.9%, to $12.5 million, as compared to $17.1 million in the prior fiscal year quarter. Segment operating income for the six months ended November 30, 2007 decreased by $6.7 million, or 13.5%, to $43.1 million, compared to $49.8 million in the prior fiscal year period. These decreases were primarily due to planned investments in the sales and service organizations in the current fiscal year periods.

Media, Licensing and Advertising
($ amounts in millions)	Three months ended November 30,		Six months ended November 30,

	2007	2006	2007	2006

Revenues	$57.7	$56.6	$74.7	$72.3
Operating income	10.9	9.2	5.8	3.1

Operating margin	18.9%	16.3%	7.8%	4.3%

Revenues in the Media, Licensing and Advertising segment for the quarter ended November 30, 2007 increased by $1.1 million, or 1.9%, to $57.7 million, compared to $56.6 million in the prior fiscal year quarter, primarily due to a $4.8 million increase in revenues from sales of software and interactive products, partially offset by a $3.0 million decrease in revenues from Back to Basics Toys®, the Company’s catalog toy business. Segment revenues for the six months ended November 30, 2007 increased by $2.4 million, or 3.3%, to $74.7 million, as compared to $72.3 million in the prior fiscal year period, primarily due to a $6.3 million increase in revenues from sales of software and interactive products, partially offset by a $3.3 million decrease in revenues from Back to Basics Toys. The increase in revenues from sales of software and interactive products for each of the three and six month periods was primarily due to sales through the Company’s school-based book fairs. The decrease in revenues from Back to Basics Toys for each of the three and six month periods was primarily due to the timing of catalog mailings.

Segment operating income increased by $1.7 million to $10.9 million for the quarter ended November 30, 2007, as compared to $9.2 million in the prior fiscal year quarter, and by $2.7 million to $5.8 million for the six months ended November 30, 2007, as compared to $3.1 million in the prior fiscal year period, primarily due to the higher revenues from sales of software and interactive products, which are relatively higher margin products.

SCHOLASTIC CORPORATION
Item 2. MD&A

International

($ amounts in millions)	Three months ended November 30,		Six months ended November 30,

	2007	2006	2007	2006

Revenues	$157.6	$139.0	$257.2	$218.2
Operating income	24.2	19.8	21.5	14.3

Operating margin	15.4%	14.2%	8.4%	6.6%

Revenues in the International segment for the quarter ended November 30, 2007 increased by $18.6 million to $157.6 million, compared to $139.0 million in the prior fiscal year quarter, primarily due to the favorable impact of foreign currency exchange rates of $15.9 million and local currency revenue growth, principally in the United Kingdom, which rose by the equivalent of $2.9 million due to strong trade sales. Segment revenues for the six months ended November 30, 2007 increased by $39.0 million to $257.2 million, as compared to $218.2 million in the prior fiscal year period, primarily due to the favorable impact of foreign currency exchange rates of $23.4 million, higher revenues from the Company’s export business of $7.3 million, and local currency revenue growth in Australia equivalent to $4.1 million.

Segment operating income for the quarter ended November 30, 2007 increased by $4.4 million, or 22.2%, to $24.2 million, as compared to $19.8 million in the prior fiscal year quarter, primarily due to higher operating income from the United Kingdom and Australia, which increased by the equivalent of $2.1 million and $1.7 million, respectively. Segment operating income for the six months ended November 30, 2007 increased by $7.2 million, or 50.3%, to $21.5 million, as compared to $14.3 million in the prior fiscal year period, primarily due to higher operating income from Australia and the United Kingdom, which increased by the equivalent of $2.8 million and $1.3 million, respectively.

As discussed in Children’s Book Publishing and Distribution above, on December 20, 2007, the Company announced that it intends to sell the DTH business. Revenues related to the international portion of the DTH business, which is located in the United Kingdom and Canada, were $10.4 million and $11.7 million for the three months ended November 30, 2007 and 2006, respectively, and $19.6 million and $20.5 million for the six months ended November 30, 2007 and 2006, respectively. Operating loss related to the international portion of the DTH business was $0.5 million and $0.4 million for the three months ended November 30, 2007 and 2006, respectively, and $1.6 million for each of the six month periods ended November 30, 2007 and 2006.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $187.6 million at November 30, 2007, compared to $22.8 million at May 31, 2007 and $133.7 million at November 30, 2006.

Cash provided by operating activities was $234.6 million for the six months ended November 30, 2007, as compared to $10.7 million in the prior fiscal year period. This increase was primarily due to a $44.6 million improvement in net income and working capital changes between the two periods, substantially due to the higher Harry Potter revenues in the current fiscal year. The most significant of these working capital changes that had a positive effect on cash flows were in Accrued royalties, which provided cash of $103.4 million in the current fiscal year period compared to $6.2 million in the prior fiscal year period, and in Accounts payable and other accrued expenses, which provided cash of $55.3 million in the current fiscal year period compared to $9.7 million in the prior fiscal year period. Accrued expenses associated with Harry Potter revenues are expected to be paid by the Company in the quarter ending May 31, 2008.

Cash used in investing activities increased to $59.2 million for the six months ended November 30, 2007 from $55.1 million for the prior fiscal year period, reflecting increased prepublication expenditures for new product development in the Company’s Educational Publishing segment.

Cash provided by financing activities was $1.4 million for the six months ended November 30, 2007, compared to cash used in financing activities of $18.1 million for the prior fiscal year period. This $19.5 million change was primarily due to higher proceeds from stock-based compensation plans, which provided $30.6 million of cash during the six months ended November 30, 2007 as compared to $11.0 million for the prior fiscal year period, and the repurchase in the open market of $36.0 million of the Corporation’s then-outstanding 5.75% Notes (as described under “Financing” below) during the prior fiscal year period, offset by net repayments under lines of credit in the current fiscal year period equal to $27.0 million, compared to net borrowings in the prior fiscal year period equal to $11.6 million. In addition, during the current fiscal year period, the Company used the $200.0 million proceeds from the Term Loan (as described under “Financing” below) to fund the reacquisition by the Corporation of shares of its Common Stock pursuant to the ASR.

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

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

SCHOLASTIC CORPORATION
Item 2. MD&A

As of November 30, 2007, the Company’s primary sources of liquidity consisted of cash and cash equivalents, including short-term investments, of $187.6 million and borrowings remaining available under the Revolving Loan (as described in “Financing” below) totaling $325.0 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million).

The Company believes it has adequate access to capital to finance its ongoing operating needs and to repay its debt obligations as they become due. As of November 30, 2007, the Company was rated BB by Standard & Poor’s Rating Services and Ba1 by Moody’s Investors Service. Under prevailing market conditions, the Company believes that these ratings afford it adequate access to the public and private markets for debt.

On December 20, 2007, the Corporation announced that its Board of Directors had authorized a program to repurchase up to $20.0 million of Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

Financing

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) elected to replace the Company’s then-existing credit facilities, the Credit Agreement and the Revolver (as discussed below), with a new $525.0 million credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 million revolving credit component (the “Revolving Loan”) and an amortizing $200.0 million term loan component (the “Term Loan”). The Loan Agreement is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2012. The $325.0 million Revolving Loan component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0 million. The $200.0 million Term Loan component was established in order to fund the reacquisition by the Corporation of shares of its Common Stock pursuant to the ASR (as more fully described in Part II, “Other Information,” Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” below) and was fully drawn on June 28, 2007 in connection with that transaction. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7 million, with the first payment on December 31, 2007, and a final payment of $7.4 million due on June 1, 2012. Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing Federal Funds rate plus 0.5% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.50% to 1.25% based on the Company’s prevailing consolidated debt to total capital ratio. As of November 30, 2007, the applicable margin on the Term Loan was 1.0% and the applicable margin on the Revolving Loan was 0.8%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.25% per annum on the Revolving Loan only, which at November 30, 2007 was 0.2%. As of November 30, 2007, $200.0 million was outstanding under the Term Loan at a weighted average interest rate of 6.2%. There were no outstanding borrowings under the Revolving Loan as of November 30, 2007. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at November 30, 2007 the Company was in compliance with these covenants.

The Credit Agreement was a $190.0 million unsecured revolving credit facility with certain banks that was scheduled to expire in 2009 but was terminated, along with the Revolver, at the election of the Borrowers as of June 1, 2007 and replaced by the Loan Agreement. The interest rate charged for all loans made under the Credit Agreement was, at the election of the Borrower, based on the prime rate or, alternatively, an adjusted LIBOR rate plus an applicable margin, ranging from 0.325% to 0.975%. The Credit Agreement also provided for the payment of a facility fee in the range of 0.10% to 0.30% and a utilization fee, if total borrowings exceeded 50% of the total facility, in the range of 0.05% to 0.25%. The amounts charged varied based on the Company’s published credit ratings. The margin, facility fee and utilization fee as of May 31, 2007 were 0.975%, 0.30% and 0.25%, respectively. There were no outstanding borrowings under the Credit Agreement at May 31, 2007 or November 30, 2006.

The Revolver was a $40.0 million unsecured revolving loan agreement with a bank that was scheduled to expire in 2009 but was terminated, along with the Credit Agreement, at the election of the Borrowers as of June 1, 2007 and replaced with the Loan Agreement. The interest rate charged for all loans made under the Revolver was set at either (1) the prime lending rate minus 1% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.375% to 1.025%. The Revolver also provided for the payment of a facility fee in the range of 0.10% to 0.30%. The amounts charged varied based on the Company’s published credit ratings. The margin and facility fee as of May 31, 2007 were 1.025% and 0.30%, respectively. There were no outstanding borrowings under the Revolver at May 31, 2007 or November 30, 2006.

In January 2002, Scholastic Corporation issued $300.0 million of 5.75% Notes (the “5.75% Notes”). The 5.75% Notes were senior unsecured obligations that matured on January 15, 2007 with interest payable semi-annually on July 15 and January 15 of each year through maturity. The Company repurchased $6.0 million of the 5.75% Notes on the open market in fiscal 2006 and $36.0 million of the 5.75% Notes on the open market during the first six months of fiscal 2007. In January 2007, the Company repaid the $258.0 million of the 5.75% Notes that remained outstanding at maturity.

During the last half of fiscal 2007, the Company entered into unsecured money market bid rate credit lines totaling $50.0 million, of which $41.0 million was outstanding at May 31, 2007. There were no outstanding borrowings under these credit lines at November 30, 2007. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term, not to exceed 364 days, agreed to at the time each loan is made. The weighted average interest rate for all money market bid rate loans outstanding on May 31, 2007 was 6.2%. These credit lines are typically available for loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

As of November 30, 2007, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $89.6 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the option of the lender. There were borrowings outstanding under these facilities equivalent to $40.5 million at November 30, 2007 at a weighted average interest rate of 7.0%, as compared to the equivalent of $25.2 million at May 31, 2007 at a weighted average interest rate of 7.0% and the equivalent of $45.7 million at November 30, 2006 at a weighted average interest rate of 5.4%.

SCHOLASTIC CORPORATION
Item 2. MD&A

At November 30, 2007 and May 31, 2007, the Company had open standby letters of credit of $8.4 million issued under certain credit lines, as compared to $13.0 million at November 30, 2006. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

The Company’s total debt obligations were $414.1 million at November 30, 2007, $239.6 million at May 31, 2007 and $477.2 million at November 30, 2006. The higher level of debt at November 30, 2007 as compared to May 31, 2007 was primarily due to the $200.0 million Term Loan drawn to finance the ASR in June 2007. The lower level of debt at November 30, 2007 as compared to November 30, 2006 was primarily due to the repayment of $258.0 million of the 5.75% Notes that remained outstanding in January 2007, partially offset by the Term Loan drawn to fund the ASR.

For a more complete description of the Company’s debt obligations, see Note 3 of Notes to Condensed Consolidated Financial Statements –Unaudited in Item 1, “Financial Statements.”

New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquiror accounts for business combinations. SFAS 141R includes guidance for the recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any noncontrolling or minority interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies and acquisition-related transaction costs, and the recognition of changes in the acquiror’s income tax valuation allowance. SFAS 141R applies prospectively and is effective for business combinations made by the Company beginning June 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. SFAS 160 is effective for the Company beginning June 1, 2009 and is to be applied prospectively, except for the presentation and disclosure requirements, which upon adoption will be applied retrospectively for all periods presented. The Company is currently evaluating the impact, if any, that SFAS 160 will have on its consolidated financial position, results of operations and cash flows.

Recently Adopted Accounting Pronouncements

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

Upon adoption of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $40 million, including approximately $6 million accrued for potential payments of interest and penalties, as more fully described in Note 11 of Notes to Condensed Consolidated Financial Statements — Unaudited in Item 1, “Financial Statements.”

Other than the adoption of FIN 48, there have been no material changes to the Company’s critical accounting policies as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 (the “Annual Report”).

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

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 58% of the Company’s debt at November 30, 2007 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 28% at May 31, 2007 and approximately 10% at November 30, 2006. The increase in variable-rate debt as of November 30, 2007 compared to May 31, 2007 was primarily due to the $200.0 million variable-rate Term Loan drawn to finance the ASR in June 2007. The increase in variable-rate debt as of November 30, 2007 compared to November 30, 2006 was due to the Term Loan drawn to finance the ASR as well as the repayment of the fixed rate 5.75% Notes at maturity in January 2007. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of November 30, 2007 (see Note 3 of Notes to Condensed Consolidated Financial Statements - Unaudited in Item 1, “Financial Statements”):

($ amounts in millions)			Fiscal Year Maturity

	2008	2009	2010	2011	2012	Thereafter	Total

Debt Obligations
Lines of credit	$40.5	$—	$—	$—	$—	$—	$40.5
Average interest rate	7.0%

Long-term debt including current portion:
Fixed-rate debt	$—	$—	$—	$—	$—	$175.0	$175.0
Average interest rate						5.0%

Variable-rate debt	$21.4	$42.8	$42.8	$42.8	$42.8	$7.4 (1)	$200.0
Average interest rate (2)	6.2%	6.2%	6.2%	6.2%	6.2%	6.2%

(1)

Represents the final payment under the Term Loan, which has a final maturity of June 1, 2012 but may be repaid at any time. At November 30, 2007, there were no borrowings outstanding under the Revolving Loan, which has a credit line of $325.0 million and is scheduled to expire on June 1, 2012.

(2)	Represents the weighted average interest rate under both the Term Loan and the Revolving Loan as of November 30, 2007, which are subject to change over the lives of such loans.

22

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of November 30, 2007, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

23

PART II – OTHER INFORMATION
SCHOLASTIC CORPORATION
Item 1. Legal Proceedings

For information concerning previously reported actions filed by each of the Alaska Laborers Employee Retirement Fund and Paul Baicu, which were consolidated on November 8, 2007 and entitled In re Scholastic Corporation Securities Litigation, see “Part II – Other Information, Item 1. Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2007.

On November 13, 2007, Marlene Root filed a lawsuit seeking class action status in the United States District Court for the Southern District of Florida against the Corporation. The complaint claims that, in connection with credit card transactions in certain operations, the Company violated the provisions of the Fair and Accurate Credit Transactions Act. The complaint seeks unspecified compensatory, statutory, and punitive damages, as well as injunctive relief, costs and attorney fees. The litigation is still in the preliminary stages. Discovery has not yet begun and the Company has not answered or moved against the complaint. The Company believes that the suit is without merit and intends to vigorously defend it.

24

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the quarter ended November 30, 2007:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased		Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

September 1, 2007 through September 30, 2007	—		$—		—	—

October 1, 2007 through October 31, 2007	691,777	(1)	—	(2)	691,777	None	(3)

November 1, 2007 through November 30, 2007	—		—		—	—

Total	691,777	(1)	$—	(2)	691,777	None	(3)

(1)

On June 1, 2007, the Corporation announced that it had entered into an agreement with a financial institution to repurchase $200.0 million of its outstanding Common Stock. The entire $200.0 million repurchase was executed under a “collared” accelerated share repurchase agreement whereby a price range for the repurchase of the shares was established. Under the ASR, the Corporation initially received 5,081,417 shares of Common Stock on June 28, 2007 (the “Initial Execution Date”), representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range collar, which was $39.36 per share. The maximum number of shares of Common Stock that could have been received under the ASR based on the “floor” or low-end of the price range collar, which was $32.20 per share, was 6,210,621 shares. On October 29, 2007, (the “Settlement Date”), the Corporation received an additional 691,777 shares at no additional cost, bringing the total number of shares repurchased by the Corporation under the ASR to 5,773,194. The total number of shares received under the ASR was determined based on the adjusted volume weighted average price of the Common Stock, as defined in the ASR, during the four month period from the Initial Execution Date through the Settlement Date, which was $34.64 per share.

(2)

The shares shown in the table were received by the Corporation at no additional cost on the Settlement Date of the ASR. The average price per share paid by the Corporation for all the shares repurchased under the ASR was $34.64 per share. This price per share was based on the adjusted volume weighted average price of the Common Stock, as defined in the ASR, during the four month period between the Initial Execution Date and the Settlement Date and was determined by dividing the entire $200.0 million value of the ASR by 5,773,194 shares, which was the total number of shares actually received by the Corporation under the ASR.

(3)

On December 20, 2007, the Corporation announced that its Board of Directors had authorized a program to repurchase up to $20.0 million of Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

25

SCHOLASTIC CORPORATION
Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Corporation was held on September 19, 2007 (the “Annual Meeting”). The following sets forth the results of the proposals presented at the Annual Meeting voted upon by the stockholders of the Corporation entitled to vote thereon:

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

Holders of the Common Stock elected the following three nominees as directors to serve until the next annual meeting of the Corporation’s stockholders and until their respective successors are duly elected and qualified. Votes cast by holders of the Common Stock were:

Nominee	For	Withheld

James W. Barge	32,068,390 shares	372,570 shares
John L. Davies	29,437,308 shares	3,003,652 shares
John G. McDonald	30,253,061 shares	2,187,899 shares

The Class A Stockholders also voted in favor of the approval of an amendment to the Scholastic Corporation 2001 Stock Incentive Plan to increase the number of shares of Common Stock that may be issued upon the exercise of awards granted under that plan by 2,000,000 shares and the approval of the Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (the “Director Plan”).

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

3.1

Bylaws of Scholastic Corporation, Amended and Restated as of December 12, 2007 (incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K as filed with the SEC on December 13, 2007).

10.1	Agreement and General Release by and between Lisa Holton and Scholastic Inc., effective as of October 5, 2007, with regard to certain severance arrangements.

10.2	Form of Stock Option Agreement under the Director Plan.

10.3	Form of Restricted Stock Unit Agreement under the Director Plan.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: January 8, 2008	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President and Chief
Executive Officer

Date: January 8, 2008		s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED NOVEMBER 30, 2007
Exhibits Index

Exhibit Number	Description of Document

3.1

Bylaws of Scholastic Corporation, Amended and Restated as of December 12, 2007 (incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K as filed with the SEC on December 13, 2007).

10.1	Agreement and General Release by and between Lisa Holton and Scholastic Inc., effective as of October 5, 2007, with regard to certain severance arrangements.

10.2	Form of Stock Option Agreement under the Director Plan.

10.3	Form of Restricted Stock Unit Agreement under the Director Plan.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.