Form 10-Q
period 2008-02-29
SCHOLASTIC CORP
filed 2008-04-09
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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
Yes X   No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of March 31, 2008

Common Stock, $.01 par value	36,648,620
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008
INDEX

Part I - Financial Information		Page

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations - Unaudited for the
	Three and Nine months ended February 29, 2008 and February 28, 2007	1

	Condensed Consolidated Balance Sheets - February 29, 2008 and
	February 28, 2007 - Unaudited; and May 31, 2007	2

	Consolidated Statements of Cash Flows - Unaudited for the Nine
	months ended February 29, 2008 and February 28, 2007	3

	Notes to Condensed Consolidated Financial Statements - Unaudited	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

Part II – Other Information

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	26

Signatures		27

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended		Nine months ended

	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Revenues	$458.4	$446.0	$1,701.4	$1,421.5

Operating costs and expenses:
Cost of goods sold	225.6	223.0	828.8	680.1
Selling, general and administrative expenses	211.1	201.6	655.9	607.9
Bad debt expense	6.3	8.7	17.9	20.6
Depreciation and amortization	14.8	14.7	46.2	46.0

Total operating costs and expenses	457.8	448.0	1,548.8	1,354.6

Operating income (loss)	0.6	(2.0)	152.6	66.9

Other (expense) income	(0.9)	3.0	(0.9)	3.0
Interest expense, net	6.1	7.5	24.4	23.5

(Loss) earnings from continuing operations before income taxes	(6.4)	(6.5)	127.3	46.4

(Benefit) provision for income taxes	(1.8)	(2.7)	48.5	16.7

(Loss) earnings from continuing operations	(4.6)	(3.8)	78.8	29.7

Loss from discontinued operations, net of tax	(77.5)	(3.9)	(88.1)	(9.2)

Net (loss) income	$(82.1)	$(7.7)	$(9.3)	$20.5

Basic and diluted (loss) earnings per Share of Class A and
Common Stock:

Basic:
(Loss) earnings from continuing operations	$(0.12)	$(0.09)	$2.03	$0.70
Loss from discontinued operations, net of tax	$(2.02)	$(0.09)	$(2.26)	$(0.22)
Net (loss) income	$(2.14)	$(0.18)	$(0.24)	$0.49
Diluted:
(Loss) earnings from continuing operations	$(0.12)	$(0.09)	$2.00	$0.69
Loss from discontinued operations, net of tax	$(2.02)	$(0.09)	$(2.23)	$(0.22)
Net (loss) income	$(2.14)	$(0.18)	$(0.23)	$0.48

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in millions, except per share data)

	February 29, 2008	May 31, 2007	February 28, 2007

	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$198.4	$21.6	$26.5
Accounts receivable, net	210.1	228.3	223.7
Inventories	453.2	394.6	460.8
Deferred promotion costs	11.6	8.7	13.7
Deferred income taxes	94.3	71.5	71.8
Prepaid expenses and other current assets	73.5	51.5	65.3
Current assets of discontinued operations	58.5	128.5	138.8

Total current assets	1,099.6	904.7	1,000.6

Property, plant and equipment, net	351.3	358.7	353.4
Prepublication costs	113.2	108.2	103.2
Installment receivables, net	11.7	13.1	9.2
Royalty advances	52.2	50.3	52.1
Production costs	4.8	4.3	4.9
Goodwill	260.4	261.6	249.8
Other intangibles	61.2	61.4	61.5
Other assets and deferred charges	78.0	60.7	65.1
Noncurrent assets of discontinued operations	—	54.7	52.6

Total assets	$2,032.4	$1,877.7	$1,952.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	$53.5	$66.2	$34.7
Capital lease obligations	4.9	5.5	5.7
Accounts payable	124.4	121.7	108.9
Accrued royalties	153.4	35.0	53.6
Deferred revenue	51.0	24.2	41.2
Other accrued expenses	171.0	138.1	140.8
Current liabilities of discontinued operations	23.4	23.4	24.5

Total current liabilities	581.6	414.1	409.4

Noncurrent Liabilities:
Long-term debt	320.1	173.4	311.4
Capital lease obligations	57.6	59.8	60.3
Other noncurrent liabilities	120.0	100.1	80.8
Noncurrent liabilities of discontinued operations	—	1.3	1.3

Total noncurrent liabilities	497.7	334.6	453.8

Commitments and Contingencies	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	531.9	490.3	483.4
Accumulated other comprehensive loss	(30.9)	(34.5)	(27.1)
Retained earnings	657.1	672.8	632.5
Treasury stock at cost	(205.4)	—	—

Total stockholders’ equity	953.1	1,129.0	1,089.2

Total liabilities and stockholders’ equity	$2,032.4	$1,877.7	$1,952.4

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions)

	Nine months ended

	February 29,	February 28,
	2008	2007

Cash flows provided by operating activities:
Net (loss) income	$(9.3)	$20.5
Loss from discontinued operations, net of tax	(88.1)	(9.2)

Earnings from continuing operations	78.8	29.7

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities of continuing operations:
Provision for losses on accounts receivable and other reserves	47.7	42.4
Amortization of prepublication and production costs	34.3	43.6
Depreciation and amortization	46.2	46.0
Deferred income taxes	6.5	7.5
Changes in assets and liabilities:
Accounts receivable	9.1	(21.3)
Inventories	(77.9)	(77.5)
Prepaid expenses and other current assets	(7.6)	(17.5)
Deferred promotion costs	(2.3)	(4.2)
Royalty advances	(5.3)	(9.6)
Accounts payable and other accrued expenses	34.1	(31.2)
Accrued royalties	117.6	20.6
Deferred revenue	27.6	21.8
Other, net	(0.1)	4.0

Total adjustments	229.9	24.6

Net cash provided by operating activities of continuing operations	308.7	54.3
Net cash used in operating activities of discontinued operations	(0.2)	(11.6)

Net cash provided by operating activities	308.5	42.7

Cash flows used in investing activities:
Prepublication expenditures	(37.5)	(29.1)
Additions to property, plant and equipment	(33.7)	(28.1)
Production expenditures	(2.8)	(3.8)
Repayment of loan from investee	6.2	5.6
Loan to investee	(6.1)	(7.7)
Other	(1.1)	(0.6)

Net cash used in investing activities of continuing operations	(75.0)	(63.7)
Net cash used in investing activities of discontinued operations	(5.3)	(4.2)

Net cash used in investing activities	(80.3)	(67.9)

Cash flows used in financing activities:
Borrowings under Credit Agreement, Revolver and Revolving Loan	190.0	277.9
Repayments of Credit Agreement, Revolver and Revolving Loan	(190.0)	(139.9)
Borrowings under Term Loan	200.0	—
Repayments of Term Loan	(10.7)	—
Repurchase/repayment of 5.75% Notes	—	(294.0)
Borrowings under lines of credit	412.5	156.8
Repayments of lines of credit	(468.7)	(156.0)
Repayment of capital lease obligations	(4.2)	(6.1)
Reacquisition of Common Stock	(205.4)	—
Proceeds pursuant to stock-based compensation plans	33.3	21.5
Other	0.6	(0.6)

Net cash used in financing activities of continuing operations	(42.6)	(140.4)
Net cash used in financing activities of discontinued operations	—	—

Net cash used in financing activities	(42.6)	(140.4)
Effect of exchange rate changes on cash and cash equivalents	(7.2)	(10.3)

Net increase (decrease) in cash and cash equivalents	178.4	(175.9)
Cash and cash equivalents at beginning of period, including cash of discontinued
operations of $1.2 and $3.6, 2008 and 2007, respectively	22.8	205.3

Cash and cash equivalents at end of period, including cash of discontinued
operations of $2.8 and $2.9	$201.2	$29.4

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

As more fully described in Note 2, “Discontinued Operations,” during the three months ended February 29, 2008, the Company announced that it intends to sell its direct-to-home continuity businesses (the “DTH business”), including the domestic portion located in the United States and the international portion located in the United Kingdom and Canada, as well as a related warehousing and distribution facility located in Maumelle, Arkansas (the “Maumelle Facility”). As a result of the planned divestiture, assets and liabilities associated with the DTH business that are intended to be disposed of are presented on the Company’s Condensed Consolidated Balance Sheets as "Current assets of discontinued operations," “Noncurrent assets of discontinued operations,” ”Current liabilities of discontinued operations” and “Noncurrent liabilities of discontinued operations”, as of February 29, 2008. The results of operations of the DTH business for the three and nine month periods ended February 29, 2008 are included in the Condensed Consolidated Statements of Operations as "Loss from discontinued operations, net of tax." The cash flows of the discontinued operations are also presented separately in the Company’s Consolidated Statements of Cash Flows for the nine months ended February 29, 2008. All corresponding prior year periods presented in the Company’s Condensed Consolidated Financial Statements and accompanying notes have been reclassified to reflect the discontinued operations presentation.

The Company’s business is closely correlated to the school year. Consequently, the results of operations for the three and nine months ended February 29, 2008 and February 28, 2007 are not necessarily indicative of the results expected for the full year. Due to the seasonal fluctuations that occur, the February 28, 2007 condensed consolidated balance sheet is included for comparative purposes.

The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Regulation S-X. The preparation of these financial statements involves the use of estimates and assumptions by management, which affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an ongoing basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable and installment receivables; sales returns; amortization periods; pension and other post-retirement obligations; tax rates; and recoverability of inventories, deferred promotion costs, deferred income taxes and tax reserves, prepublication costs, royalty advances, goodwill and other intangibles. In addition, for a description of the significant assumptions and estimates used by management in connection with discontinued operations, see Note 2, “Discontinued Operations.”

In addition to the reclassification to reflect discontinued operations presentation, certain prior year amounts have been reclassified to conform to the current year. Royalty advances, which were previously reported within “Cash flows used in investing activities” in the Company’s Consolidated Statements of Cash Flows, are now presented as a component of “Changes in assets and liabilities” within “Cash flows provided by operating activities.” In addition, certain amounts related to the translation of foreign currency amounts, which were previously reported in “Other, net” in the Consolidated Statements of Cash Flows, are now presented as a component of the “Effect of exchange rate changes on cash and cash equivalents.” The prior year reclassifications to the Statement of Cash Flows resulted in a $12.7 decrease in “Net cash provided by operating activities” for the nine months ended February 28, 2007, which was attributable to a $23.9 royalty advance reclassification, partially offset by a $11.2 foreign currency reclassification.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

2. Discontinued Operations

During the three months ended February 29, 2008, the Company announced that it intends to sell the DTH business, which includes both the domestic portion and the international portion located in the United Kingdom and Canada, as well as the Maumelle Facility. The assets of the DTH business are being classified together in one disposal group (the “DTH disposal group”) because the Company currently anticipates that these assets will be sold together in a single transaction. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of operations for the DTH business are presented in the Company’s Condensed Consolidated Financial Statements as discontinued operations. The Company currently anticipates that the sale will be completed during the fourth quarter of fiscal 2008, or the first quarter of fiscal 2009.

SFAS 144 requires adjustments to the carrying value of assets held for sale if the carrying value exceeds their estimated fair value, less cost to sell. The calculation of estimated fair value less cost to sell included significant estimates and assumptions, including, but not limited to: operating projections and the discount rate and terminal values developed in connection with the discounted cash flow; excess working capital levels; real estate fair values; and the anticipated costs involved in the selling process. In addition, as a result of the Company's decision to sell the DTH business, the Company prepared separate financial statements reflecting the discontinued operations presentation, which required management to make significant judgments and estimates for purposes of allocating to the discontinued operations certain operating expenses, such as warehousing and distribution expenses, as well as assets, liabilities and other balance sheet items, including accounts payable and certain other noncurrent liabilities. Prior to the decision to sell the DTH business, separate financial statements were not available for the DTH business in the normal course, nor was financial information separately available for management in the normal course of internal financial reporting sufficient to construct separate financial statements. As a result of the analysis made by the Company as required by SFAS No. 144, the Company recorded a non-cash impairment charge of $107.3 and a tax benefit of $34.6, resulting in a charge of $72.7, net of tax, during the quarter ended February 29, 2008 to reflect the DTH disposal group at its estimated fair value less cost to sell. The impairment charge was first applied to the long-lived assets and the deferred promotion costs of the DTH disposal group. The remainder of the impairment charge was then applied on a pro-rata basis to accounts receivable, inventory and other current assets. If a sale is consummated at a selling price lower (or higher) than the estimated fair value less cost to sell, the Company would incur a loss (or gain) on the sale.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three months ended		Nine months ended

	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Revenues	$40.0	$51.1	$130.1	$146.0
Non-cash impairment charge	(107.3)	—	(107.3)	—
Loss before income taxes	(114.8)	(5.5)	(130.9)	(13.9)
Income tax benefit	37.3	1.6	42.8	4.7

Loss from discontinued operations, net of tax	$(77.5)	$(3.9)	$(88.1)	$(9.2)

The following table sets forth the assets and liabilities of the discontinued operations included in the Condensed Consolidated Balance Sheets of the Company as of the dates indicated:

	February 29, 2008	May 31, 2007	February 28, 2007

Accounts receivable, net	$33.1	$53.3	$54.4
Inventories, net	19.3	28.3	28.7
Deferred promotion costs	—	41.4	49.2
Other assets	6.1	5.5	6.5

Current assets of discontinued operations	$58.5	$128.5	$138.8

Property, plant and equipment	—	24.6	24.6
Goodwill	—	4.3	4.3
Acquired intangible assets, net	—	17.1	17.1
Other assets	—	8.7	6.6

Noncurrent assets of discontinued operations	$—	$54.7	$52.6

Accounts payable	11.2	13.7	12.3
Accrued expenses and other current liabilities	10.9	9.7	12.2
Other liabilities	1.3	—	—

Current liabilities of discontinued operations	$23.4	$23.4	$24.5

Other liabilities	—	1.3	1.3

Noncurrent liabilities of discontinued operations	$—	$1.3	$1.3

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

3. Segment Information

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

• Children’s Book Publishing and Distribution includes the publication and distribution of children’s books in the United States through school-based book clubs and book fairs, school-based continuity programs and the trade channel.

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

The following tables set forth information for the Company’s segments for the periods indicated and reflect the Company’s continuing operations:

	Children’s Book		Media,
	Publishing and	Educational	Licensing and		Total
	Distribution(1)	Publishing	Advertising	Overhead(1)(2)	Domestic	International(1)	Total

Three months ended
February 29, 2008

Revenues	$229.7	$78.1	$42.0	$0.0	$349.8	$108.6	$458.4
Bad debt	4.4	0.6	0.1	0.0	5.1	1.2	6.3
Depreciation and amortization(3)	3.6	0.8	1.8	6.7	12.9	1.9	14.8
Amortization(4)	3.6	6.3	1.4	0.0	11.3	0.3	11.6
Royalty advances expensed	4.4	0.3	0.1	0.0	4.8	0.3	5.1
Operating income (loss)	10.2	(0.6)	2.2	(16.5)	(4.7)	5.3	0.6
Expenditures for long-lived assets(5)	14.2	8.8	4.5	4.9	32.4	2.9	35.3

Three months ended
February 28, 2007

Revenues	$238.8	$74.6	$40.8	$0.0	$354.2	$91.8	$446.0
Bad debt	6.5	0.8	0.1	0.0	7.4	1.3	8.7
Depreciation and amortization(3)	3.9	0.8	1.7	7.1	13.5	1.2	14.7
Amortization(4)	4.1	7.7	2.3	0.0	14.1	0.4	14.5
Royalty advances expensed	4.2	0.3	0.2	0.0	4.7	0.7	5.4
Operating income (loss)	9.3	(3.1)	3.0	(15.6)	(6.4)	4.4	(2.0)
Expenditures for long-lived assets(5)	18.4	6.2	3.3	1.5	29.0	1.9	31.3

(1)

As discussed in Note 2, “Discontinued Operations,” the domestic portion of the DTH business, which was formerly included in the Children’s Book Publishing and Distribution segment, the international portion of the DTH business, located in the United Kingdom and Canada, which was formerly included in the International segment, and the Maumelle Facility, which was formerly included in Overhead (with the exception of certain charges allocated to the Company’s segments), were reclassified as discontinued operations and, as such, are not reflected in this table.

(2)

Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company’s headquarters in the metropolitan New York area, its fulfillment and distribution facilities located in Missouri, and an industrial/office building complex in Connecticut.

(3)	Includes depreciation of property, plant and equipment and amortization of intangible assets, but excludes amortization of promotion costs.

(4)	Includes amortization of prepublication costs and production costs, but excludes amortization of promotion costs.

(5)	Includes expenditures for property, plant and equipment, investments in prepublication and production costs, royalty advances and acquisitions of, and investments in, businesses.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Children’s Book		Media,
	Publishing and	Educational	Licensing and		Total
	Distribution(1)	Publishing	Advertising	Overhead (1)(2)	Domestic	International(1)	Total

Nine months ended
February 29, 2008

Revenues	$933.0	$305.5	$116.7	$0.0	$1,355.2	$346.2	$1,701.4
Bad debt	12.7	1.0	0.5	0.0	14.2	3.7	17.9
Depreciation and amortization(3)	11.7	2.7	7.6	18.6	40.6	5.6	46.2
Amortization(4)	10.0	18.4	4.5	0.0	32.9	1.4	34.3
Royalty advances expensed	16.6	0.9	0.4	0.0	17.9	1.9	19.8
Operating income (loss)	127.9	42.2	8.0	(54.1)	124.0	28.6	152.6
Segment assets	812.7	340.1	70.6	409.7	1,633.1	340.8	1,973.9
Goodwill (5)	127.3	92.9	9.8	0.0	230.0	30.4	260.4
Expenditures for long-lived assets (6)	37.8	20.5	11.9	14.8	85.0	11.6	96.6
Long-lived assets (7)	272.1	212.1	38.6	242.9	765.7	116.5	882.2

Nine months ended
February 28, 2007

Revenues	$719.7	$299.2	$113.1	$0.0	$1,132.0	$289.5	$1,421.5
Bad debt	13.8	1.4	1.4	0.0	16.6	4.0	20.6
Depreciation and amortization (3)	11.8	2.7	5.7	21.7	41.9	4.1	46.0
Amortization (4)	11.6	22.7	7.7	0.0	42.0	1.6	43.6
Royalty advances expensed	13.0	1.0	0.8	0.0	14.8	2.0	16.8
Operating income (loss)	48.8	46.5	6.0	(54.9)	46.4	20.5	66.9
Segment assets	676.4	332.7	80.2	373.6	1,462.9	298.1	1,761.0
Goodwill (5)	127.3	82.5	9.8	0.0	219.6	30.2	249.8
Expenditures for long-lived assets (6)	43.4	16.7	11.4	7.9	79.4	7.8	87.2
Long-lived assets (7)	269.9	199.6	39.3	247.9	756.7	105.0	861.7

(1)

As discussed in Note 2, “Discontinued Operations,” the domestic portion of the DTH business, which was formerly included in the Children’s Book Publishing and Distribution segment, the international portion of the DTH business, located in the United Kingdom and Canada, which was formerly included in the International segment, and the Maumelle Facility, which was formerly included in Overhead (with the exception of certain charges allocated to the Company’s segments), were reclassified as discontinued operations and, as such, are not reflected in this table.

(2)

Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company’s headquarters in the metropolitan New York area, its fulfillment and distribution facilities located in Missouri, and an industrial/office building complex in Connecticut.

(3)	Includes depreciation of property, plant and equipment and amortization of intangible assets, but excludes amortization of promotion costs.

(4)	Includes amortization of prepublication costs and production costs, but excludes amortization of promotion costs.

(5)

As a result of the planned divesture of the DTH business (discussed in Note 2, “Discontinued Operations”), the Company was required to allocate the Children’s Book Publishing and Distribution and International reporting units’ goodwill between continuing operations and discontinued operations (see Note 8, “Goodwill and Other Intangibles”).

(6)	Includes expenditures for property, plant and equipment, investments in prepublication and production costs, royalty advances and acquisitions of, and investments in, businesses.

(7)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles, royalty advances, production costs and long-term investments.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

4. Debt

The following table summarizes debt as of the dates indicated:

	February 29, 2008	May 31, 2007	February 28, 2007

Lines of Credit	$10.7	$66.2	$34.7
Loan Agreement:
Revolving Loan	—	—	—
Term Loan	189.3	—	—
Credit Agreement and Revolver	—	—	138.0
5% Notes due 2013, net of discount	173.6	173.4	173.4

Total debt	373.6	239.6	346.1
Less lines of credit, short-term debt and current portion of long-term debt	(53.5)	(66.2)	(34.7)

Total long-term debt	$320.1	$173.4	$311.4

The following table sets forth the maturities of the Company’s debt obligations as of February 29, 2008 for the remainder of fiscal 2008 and thereafter:

Three-month period ending May 31:
2008	$21.4
Fiscal years ending May 31:
2009	42.8
2010	42.8
2011	42.8
2012	42.8
Thereafter	181.0

Total debt	$373.6

Loan Agreement
On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) elected to replace the Company’s then-existing credit facilities, the Credit Agreement and the Revolver (as discussed below), with a new $525.0 credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 revolving credit component (the “Revolving Loan”) and a $200.0 amortizing term loan component (the “Term Loan”). The Loan Agreement is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2012. The $325.0 Revolving Loan component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0. The $200.0 Term Loan component was established in order to fund the reacquisition by the Corporation of shares of its Common Stock pursuant to an Accelerated Share Repurchase Agreement (see Note 11, “Treasury Stock”) and was fully drawn on June 28, 2007 in connection with that transaction. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7, with the first payment on December 31, 2007, and a final payment of $7.4 due on June 1, 2012. Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing Federal Funds rate plus 0.5% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.50% to 1.25% based on the Company’s prevailing consolidated debt to total capital ratio. As of February 29, 2008, the applicable margin on the Term Loan was 0.875% and the applicable margin on the Revolving Loan was 0.70% . The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.25% per annum on the Revolving Loan only, which at February 29, 2008 was 0.175% . As of February 29, 2008, $189.3 was outstanding under the Term Loan at an interest rate of 4.0% . There were no outstanding borrowings under the Revolving Loan as of February 29, 2008. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at February 29, 2008 the Company was in compliance with these covenants.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

Credit Agreement
The Credit Agreement was a $190.0 unsecured revolving credit facility with certain banks that was scheduled to expire in 2009 but was terminated, along with the Revolver, at the election of the Borrowers as of June 1, 2007 and replaced by the Loan Agreement. The interest rate charged for all loans made under the Credit Agreement was, at the election of the Borrower, based on the prime rate or, alternatively, an adjusted LIBOR rate plus an applicable margin, ranging from 0.325% to 0.975% .. The Credit Agreement also provided for the payment of a facility fee in the range of 0.10% to 0.30% and a utilization fee, if total borrowings exceeded 50% of the total facility, in the range of 0.05% to 0.25% . The amounts charged varied based on the Company’s published credit ratings. The margin, facility fee and utilization fee at each of February 28, 2007 and May 31, 2007 were 0.975%, 0.30% and 0.25%, respectively. At February 28, 2007, $98.0 was outstanding under the Credit Agreement at a weighted average interest rate of 6.5% . There were no outstanding borrowings under the Credit Agreement at May 31, 2007.

Revolver
The Revolver was a $40.0 unsecured revolving loan agreement with a bank that was scheduled to expire in 2009 but was terminated, along with the Credit Agreement, at the election of the Borrowers as of June 1, 2007 and replaced with the Loan Agreement. The interest rate charged for all loans made under the Revolver was set at either (1) the prime lending rate minus 1% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.375% to 1.025% . The Revolver also provided for the payment of a facility fee in the range of 0.10% to 0.30% . The amounts charged varied based on the Company’s published credit ratings. The margin and facility fee at each of February 28, 2007 and May 31, 2007 were 1.025% and 0.30%, respectively. At February 28, 2007, $40.0 was outstanding under the Revolver at a weighted average interest rate of 6.4% . There were no outstanding borrowings under the Revolver at May 31, 2007.

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

Lines of Credit
During the fourth quarter of fiscal 2007, the Company entered into unsecured money market bid rate credit lines totaling $50.0, of which $41.0 was outstanding at May 31, 2007. There were no outstanding borrowings under these credit lines at February 29, 2008. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term, not to exceed 364 days, agreed to at the time each loan is made. The weighted average interest rate for all money market bid rate loans outstanding on May 31, 2007 was 6.2% . These credit lines are typically available for loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

As of February 29, 2008, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $74.4, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $10.7 at February 29, 2008 at a weighted average interest rate of 7.5%, as compared to the equivalent of $25.2 at May 31, 2007 at a weighted average interest rate of 7.0% and the equivalent of $34.7 at February 28, 2007 at a weighted average interest rate of 5.9% .

5. Comprehensive Income (Loss)

The following table sets forth comprehensive income (loss) for the periods indicated:

	Three months ended		Nine months ended

	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Net income (loss)	$(82.1)	$(7.7)	$(9.3)	$20.5
Other comprehensive income (loss):
Foreign currency translation adjustments	6.6	(1.8)	2.7	(7.0)
Retirement plans and post-retirement healthcare, net of tax	0.5	—	0.9	—

Comprehensive income (loss)	$(75.0)	$(9.5)	$(5.7)	$13.5

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

6. Investment

The Company has a 12.25% equity interest in the Children’s Network Venture LLC (“Children’s Network”), which produces and distributes educational children’s television programming under the name “Qubo.” Since inception in August 2006, the Company has contributed a total of $3.7 in cash and certain rights to existing television programming to the Children’s Network. The Company’s investment is accounted for using the equity method of accounting and is included in the Other assets and deferred charges section of the Company’s Condensed Consolidated Balance Sheets. As of February 29, 2008, the Company had reduced the balance in the investment account for the Children’s Network by approximately $2.4 to account for the Company’s share of the entity’s losses to date.

7. (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net income by the weighted average Shares of Class A Stock and Common Stock outstanding during the period. Diluted earnings per share is calculated to give effect to potentially dilutive options to purchase Class A and Common Stock and restricted stock units granted pursuant to the Company’s stock-based compensation plans that were outstanding during the period. The Company calculates per share figures prior to rounding in millions. The weighted average shares of Class A Stock and Common Stock outstanding were lower as of February 29, 2008 as compared to February 28, 2007 primarily due to the Accelerated Share Repurchase described in Note 11, “Treasury Stock.” The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended		Nine months ended

	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

(Loss) earnings from continuing operations	$(4.6)	$(3.8)	$78.8	$29.7
Loss from discontinued operations	$(77.5)	$(3.9)	$(88.1)	$(9.2)
Net (loss) income	$(82.1)	$(7.7)	$(9.3)	$20.5

Weighted average Shares of Class A Stock and Common Stock outstanding for basic
earnings per share (in millions)	38.4	42.6	38.9	42.3

Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to
stock-based compensation plans (in millions)	—	—	0.5	0.5

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding
for diluted earnings per share (in millions)	38.4	42.6	39.4	42.8

(Loss) earnings per share of Class A Stock and Common Stock:

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.12)	$(0.09)	$2.03	$0.70
Loss from discontinued operations	$(2.02)	$(0.09)	$(2.26)	$(0.22)
Net (loss) income	$(2.14)	$(0.18)	$(0.24)	$0.49

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.12)	$(0.09)	$2.00	$0.69
Loss from discontinued operations	$(2.02)	$(0.09)	$(2.23)	$(0.22)
Net (loss) income	$(2.14)	$(0.18)	$(0.23)	$0.48

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

8. Goodwill and Other Intangibles

Goodwill and other intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the periods indicated:

	Nine months ended	Twelve months ended	Nine months ended
	February 29, 2008	May 31, 2007	February 28, 2007

Beginning balance	$261.6	$248.8	$248.8
Additions due to acquisitions	—	11.7	—
Purchase accounting adjustments	(1.3)	—	—
Translation adjustments	0.1	1.1	1.0

Total	$260.4	$261.6	$249.8

As a result of the planned divesture of the DTH business (as discussed in Note 2, “Discontinued Operations”), during the quarter ended February 29, 2008, the Company was required to allocate the Children’s Book Publishing and Distribution and International reporting units’ goodwill between continuing operations and discontinued operations. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company made this allocation based on the relative fair values of the businesses to be disposed of and the portion of the reporting units that are to be retained. The amount of Children’s Book Publishing and Distribution reporting unit goodwill allocated to continuing and discontinued operations was $127.3 and $3.3, respectively. The amount of International reporting unit goodwill allocated to continuing and discontinued operations was $30.4 and $1.0, respectively. The prior year periods shown in the table have been reclassified to reflect this allocation. In connection with the impairment charges recorded in the DTH business during the current year period, the goodwill allocated to discontinued operations was written off in its entirety. The goodwill allocated to continuing operations was reviewed for impairment as of the date of the allocation by comparing the estimated fair value of each of the reporting units to the carrying value of the related net assets. The estimated fair value was primarily determined utilizing the expected present value of the projected future cash flows of the reporting units. The estimated fair value of each of the reporting units exceeded the carrying value of the related net assets, and therefore no impairment was recorded with respect to continuing operations.

The following table summarizes Other intangibles subject to amortization at the dates indicated:

	February 29, 2008	May 31, 2007	February 28, 2007

Customer lists	$3.2	$3.2	$3.2
Accumulated amortization	(3.0)	(2.9)	(3.0)

Net customer lists	0.2	0.3	0.2

Other intangibles	4.1	4.1	4.2
Accumulated amortization	(3.1)	(3.0)	(2.9)

Net other intangibles	1.0	1.1	1.3

Total	$1.2	$1.4	$1.5

Amortization expense for Other intangibles totaled $0.2 and $0.1 for the nine month periods ended February 29, 2008 and February 28, 2007, respectively, and $0.2 for the twelve months ended May 31, 2007. Amortization expense for these assets is currently estimated to total $0.2 for each of the fiscal years ending May 31, 2008 through 2011 and $0.1 for the fiscal year ending May 31, 2012. Intangible assets with definite lives consist principally of customer lists and covenants not to compete. Customer lists are amortized on a straight-line basis over a five-year period, while covenants not to compete are amortized on a straight-line basis over their contractual term.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	February 29, 2008	May 31, 2007	February 28, 2007

Net carrying value by major class:
Titles	$31.0	$31.0	$31.0
Major sets	11.4	11.4	11.4
Trademarks and Other	17.6	17.6	17.6

Total	$60.0	$60.0	$60.0

9. Pension and Other Post-Retirement Benefits

The following table sets forth components of the net periodic benefit costs under the Company’s cash balance retirement plan for its United States employees meeting certain eligibility requirements (the “U. S. Pension Plan”), the defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom (the “U. K. Pension Plan”), the defined benefit pension plan of Grolier Ltd., an indirect subsidiary of Scholastic Corporation located in Canada (the “Canadian Pension Plan” and together with the U. S. Pension Plan and the U. K. Pension Plan, the “Pension Plans”), and the post-retirement benefits provided by the Company to its retired United States-based employees, consisting of certain healthcare and life insurance benefits, including participants associated with both continuing operations and discontinued operations, for the periods indicated:

	Pension Plans		Post-Retirement Benefits
	Three months ended		Three months ended

	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Components of Net Periodic Benefit Cost:
Service cost	$2.4	$2.1	$—	$—
Interest cost	2.5	2.3	0.5	0.5
Expected return on assets	(2.9)	(2.4)	—	—
Net amortization of prior service (credit)/cost	—	—	(0.2)	(0.2)
Amortization of loss	0.5	0.7	0.4	0.3

Net periodic benefit cost	$2.5	$2.7	$0.7	$0.6

	Pension Plans		Post-Retirement Benefits
	Nine months ended		Nine months ended

	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Components of Net Periodic Benefit Cost:
Service cost	$6.7	$6.1	$0.1	$0.1
Interest cost	7.5	6.9	1.4	1.4
Expected return on assets	(8.7)	(7.0)	—	—
Net amortization of prior service (credit)/cost	(0.1)	(0.1)	(0.6)	(0.6)
Amortization of loss	1.5	2.1	1.1	1.0

Net periodic benefit cost	$6.9	$8.0	$2.0	$1.9

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future. For the nine months ended February 29, 2008, the Company contributed $7.8, $1.1 and $0.1 to the U. S. Pension Plan, the U. K. Pension Plan and the Canadian Pension Plan, respectively. The Company expects, based on current actuarial calculations, to contribute cash of approximately $13.4 in the aggregate to the Pension Plans in the fiscal year ending May 31, 2008.

10. Stock-Based Compensation

The following table summarizes stock-based compensation for the periods indicated:

	Three months ended		Nine months ended

	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Stock option expense	$1.1	$0.8	$3.0	$1.3
Restricted stock unit expense	0.8	0.3	1.7	0.8
Employee stock purchase plan expense	0.2	0.1	0.4	0.3

Total stock-based compensation	$2.1	$1.2	$5.1	$2.4

During the nine month periods ended February 29, 2008 and February 28, 2007, the Corporation issued 1.2 million and 0.9 million shares of Common Stock, respectively, pursuant to its stock-based compensation plans.

11. Treasury Stock

On June 1, 2007, the Corporation entered into an agreement with a financial institution to repurchase $200.0 of its outstanding Common Stock under an Accelerated Share Repurchase Agreement (the “ASR”). The entire $200.0 repurchase was executed under a “collared” transaction whereby a price range for the shares was established. Under the ASR, the Corporation initially received 5.1 million shares on June 28, 2007 (the “Initial Execution Date”), representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range collar. On October 29, 2007 (the “Settlement Date” ), the Corporation received an additional 0.7 million shares at no additional cost, bringing the total number of shares repurchased under the ASR to 5.8 million shares, which is reflected in the Treasury Stock component of Stockholders’ Equity. The total number of shares received under the ASR was determined based on the adjusted volume weighted average price of the Common Stock, as defined in the ASR, during the four month period from the Initial Execution Date through the Settlement Date, which was $34.64 per share.

On December 20, 2007, the Corporation announced that its Board of Directors had authorized a program to repurchase up to $20.0 of Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. During the three months ended February 29, 2008, the Corporation reacquired approximately 0.2 million shares on the open market for approximately $5.4 at an average cost of $32.53 per share. See Part II, “Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.”

12. Income Taxes

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that a company has taken or expects to file in a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. Prior to the issuance of FIN 48, an uncertain tax position would not be recorded unless it was “probable” that a loss or reduction of benefits would occur. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within twelve months of the reporting date. The Company adopted the provisions of FIN 48 effective as of June 1, 2007.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

Upon adoption, the Company recognized a $34.0 increase in the liability for unrecognized tax benefits, a $27.6 increase in deferred tax assets, and a $6.4 reduction to the June 1, 2007 balance of retained earnings. As of June 1, 2007, the total amount of unrecognized tax benefits was $40.2, of which $5.7 and $0.6 represented accruals for potential payments of interest and penalties, respectively. Of this total, $12.7 represented the total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate favorably. There have been no material changes to the liability for uncertain tax positions for the nine months ended February 29, 2008. The Company does not currently anticipate a material change to its unrecognized tax benefits within twelve months of February 29, 2008; however, actual developments can change these expectations. The Company’s policy is to classify potential liabilities for interest and penalties related to unrecognized tax benefits as part of its income tax provision. During the nine months ended February 29, 2008, the Company recognized $1.4 of income tax expense for accruals for potential payments of interest and penalties.

The Company’s provision for income taxes with respect to continuing operations resulted in an effective tax rate of 38.1% and 35.9% for the nine months ended February 29, 2008 and February 28, 2007, respectively. The higher effective tax rate for the nine months ended February 29, 2008 was primarily attributable to the adoption of FIN 48, effective as of June 1, 2007, which increased the tax rate in the current fiscal year period by 110 basis points, or 1.1%, and certain tax credits affecting only the prior fiscal year, which reduced the effective tax rate in that period by 230 basis points, or 2.3% .

As discussed in Note 2, “Discontinued Operations,” the Company recorded tax benefits of $37.3 and $42.8 for each of the three and nine month periods ended February 29, 2008, respectively. The tax benefit recognized was composed primarily of deferred tax assets recorded, or deferred tax liabilities reduced, with respect to the non-cash impairment charge of $107.3.

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

Overview and Outlook

Scholastic’s third fiscal quarter is historically its second smallest revenue period. Revenues from continuing operations for the quarter ended February 29, 2008 increased by $12.4 million, or 2.8%, over the prior fiscal year quarter as a result of higher revenues in the International, Educational Publishing and Media, Licensing and Advertising segments, partially offset by lower revenue in the Children’s Book Publishing and Distribution segment. Operating income from continuing operations for the quarter ended February 29, 2008 was $0.6 million compared to an operating loss of $2.0 million from continuing operations in the prior year quarter. Operating results improved in the Company’s school-based book fair and trade businesses, which are reported within the Children’s Book Publishing and Distribution segment, and in the Educational Publishing and International segments. For the nine months ended February 29, 2008, revenues and operating income from continuing operations increased by $279.9 million and $85.7 million, respectively, primarily due to Harry Potter and the Deathly Hallows, the final book of the seven book series, which was released on July 21, 2007.

During the quarter, the Company moved forward with its previously announced plan to sell its direct-to-home continuities business (the “DTH business”), including the domestic portion and the international portion based in Canada and the United Kingdom, as well as a warehousing and distribution facility located in Maumelle, Arkansas (the “Maumelle Facility”), and the DTH business was reclassified as discontinued operations for accounting purposes. In connection with that reclassification, the Company recorded a non-cash write-down of long-lived assets as well as certain current assets related to the DTH business of $72.7 million, net of tax, to the respective fair value, less cost to sell. The Company’s goal is to substantially complete the sale of the DTH business by May 31, 2008.

With regard to its continuing operations, the Company continues to make progress toward achieving its goals for fiscal 2008, which included making planned investments toward long term revenue growth and margin improvement, particularly in the Educational Publishing and Children’s Book Publishing and Distribution segments.

Results of Continuing Operations

Revenues for the quarter ended February 29, 2008 increased to $458.4 million, compared to $446.0 million in the prior fiscal year quarter. This increase was due to higher revenues in the International, Educational Publishing and Media, Licensing and Advertising segments, which increased by $16.8 million, $3.5 million and $1.2 million, respectively, partially offset by a $9.1 million decline in revenues from the Children’s Book Publishing and Distribution segment, as compared to the prior fiscal year quarter. For the nine months ended February 29, 2008, revenues increased by 19.7% to $1,701.4 million, compared to $1,421.5 million in the prior fiscal year period, due to higher revenues in each of the Company’s four operating segments, led by the Children’s Book Publishing and Distribution segment, which rose by $213.3 million principally as a result of the July 2007 release of Harry Potter and the Deathly Hallows, and the International segment, which rose by $56.7 million, as compared to the prior fiscal year period.

Cost of goods sold for the quarter ended February 29, 2008 was $225.6 million, or 49.2% of revenues, as compared to $223.0 million, or 50.0% of revenues in the prior fiscal year quarter. For the nine months ended February 29, 2008, cost of goods sold increased to $828.8 million, or 48.7% of revenues, compared to $680.1 million, or 47.8% of revenues, in the prior fiscal year period, primarily due to costs related to the release of Harry Potter and the Deathly Hallows.

Selling, general and administrative expenses increased to $211.1 million, or 46.1% of revenues, in the quarter ended February 29, 2008, as compared to $201.6 million, or 45.2% of revenues, in the prior fiscal year quarter primarily due to the planned investments in the sales and service organizations in the Educational Publishing segment. For the nine months ended February 29, 2008, selling, general and administrative expenses increased to $655.9 million from $607.9 million in the prior fiscal year period, primarily due to costs related to the Harry Potter release in July 2007. As a percentage of revenue, selling, general and administrative expenses decreased to 38.6% for the nine months ended February 29, 2008 from 42.8% in the prior fiscal year period, primarily due to the revenue benefit from Harry Potter and the Deathly Hallows without a proportionate increase in expense.

Bad debt expense decreased to $6.3 million, or 1.4% of revenues, for the quarter ended February 29, 2008, compared to $8.7 million, or 1.9% of revenues, in the prior fiscal year quarter. For the nine months ended February 29, 2008, bad debt expense decreased to $17.9 million, or 1.1% of revenues, compared to $20.6 million, or 1.4% of revenues, in the prior fiscal year period.

The resulting operating income for the quarter ended February 29, 2008 was $0.6 million, compared to an operating loss of $2.0 million in the prior fiscal year quarter. For the nine months ended February 29, 2008, the resulting operating income increased to $152.6 million, or 9.0% of revenues, compared to $66.9 million, or 4.7% of revenues, in the prior fiscal year period.

Other expense was $0.9 million for both the three and nine months ended February 29, 2008, representing expense associated with the early termination of one of the Company’s subleases. Other income was $3.0 million for both the three and nine months ended February 28, 2007, representing a gain from the sale of the Company’s remaining investment in a French publishing company.

The Company’s provision for income taxes with respect to continuing operations resulted in an effective tax rate of 38.1% and 35.9% for the nine months ended February 29, 2008 and February 28, 2007, respectively. The higher effective tax rate for the nine months ended February 29, 2008 was primarily attributable to the adoption of FIN 48, effective as of June 1, 2007, which increased the tax rate in the current fiscal year period by 110 basis points, or 1.1%, and certain tax credits affecting only the prior fiscal year, which reduced the effective tax rate in that period by 230 basis points, or 2.3%.

SCHOLASTIC CORPORATION
Item 2. MD&A

Loss from continuing operations was $4.6 million, or $0.12 per share, for the quarter ended February 29, 2008, compared to $3.8 million, or $0.09 per share, in the prior fiscal year quarter. For the nine months ended February 29, 2008, earnings from continuing operations was $78.8 million, or $2.00 per diluted share, compared to $29.7 million, or $0.69 per diluted share, in the prior fiscal year period.

Net loss was $82.1 million, or $2.14 per share, for the quarter ended February 29, 2008, compared to $7.7 million, or $0.18 per share, in the prior fiscal year quarter, substantially due to the write-down of certain assets associated with the reclassification of the DTH business as discontinued operations. For the nine months ended February 29, 2008, net loss was $9.3 million, or $0.23 per share, compared to net income of $20.5 million, or $0.48 per diluted share, in the prior fiscal year period. The weighted average shares of Class A Stock and Common Stock outstanding, which is used to calculate earnings or loss per share, were lower as of February 29, 2008 compared to February 28, 2007 primarily due to an accelerated share repurchase agreement entered into by the Corporation on June 1, 2007 (the “ASR”), as more fully discussed in Note 11 of Notes to Condensed Consolidated Financial Statements – Unaudited in Item 1, “Financial Statements.”

Results of Continuing Operations - Segments

Children’s Book Publishing and Distribution

($ amounts in millions)	Three months ended		Nine months ended

	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Revenues	$229.7	$238.8	$933.0	$719.7
Operating income	10.2	9.3	127.9	48.8

Operating margin	4.4%	3.9%	13.7%	6.8%

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended February 29, 2008 decreased by $9.1 million to $229.7 million, as compared to $238.8 million in the prior fiscal year quarter. Within the segment, revenues from the Company’s school-based continuity business declined by $10.4 million due to lower post-enrollment sales, and revenues from school-based book clubs declined by $7.6 million, primarily due to a lower number of orders, which reflected the elimination of certain less profitable mailings. These declines were partially offset by a $5.1 million increase in school-based book fair revenues, primarily related to higher fair count, and a $3.8 million increase in trade revenues, primarily due to higher Harry Potter revenues.

Segment operating income for the quarter ended February 29, 2008 increased by $0.9 million to $10.2 million, as compared to $9.3 million in the prior fiscal year quarter, primarily due to the higher revenues in the Company’s school-based book fairs business.

Segment revenues for the nine months ended February 29, 2008 increased by $213.3 million to $933.0 million, as compared to $719.7 million in the prior fiscal year period. This increase was principally due to higher Harry Potter revenues in the Company’s trade business, which totaled approximately $260 million in the current fiscal year period as compared to approximately $15 million in the prior fiscal year period, partially offset by an $18.9 million decrease in revenues in the Company’s school-based book club business due to the elimination of certain less profitable mailings and a $14.4 million decrease in revenues from the Company’s school-based continuity business due to lower enrollments.

Segment operating income for the nine months ended February 29, 2008 improved by $79.1 million to $127.9 million, as compared to $48.8 million in the prior fiscal year period. This improvement was primarily due to the higher Harry Potter revenues in the Company’s trade business.

Educational Publishing

($ amounts in millions)	Three months ended		Nine months ended

	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Revenues	$78.1	$74.6	$305.5	$299.2
Operating (loss) income	(0.6)	(3.1)	42.2	46.5

Operating margin	*	*	13.8%	15.5%

* not meaningful

Revenues in the Educational Publishing segment for the quarter ended February 29, 2008 increased by $3.5 million, or 4.7%, to $78.1 million, as compared to $74.6 million in the prior fiscal year quarter, primarily due to higher revenues from sales of print products. Segment revenues for the nine months ended February 29, 2008 increased by $6.3 million, or 2.1%, to $305.5 million, as compared to $299.2 million in the prior fiscal year period, primarily due to incremental revenues from school consulting and professional development services.

SCHOLASTIC CORPORATION
Item 2. MD&A

Segment operating loss for the quarter ended February 29, 2008 was $0.6 million, as compared to an operating loss of $3.1 million in the prior fiscal year quarter, due to improved product mix. Segment operating income for the nine months ended February 29, 2008 decreased by $4.3 million, or 9.2%, to $42.2 million, compared to $46.5 million in the prior fiscal year period, primarily due to planned investments in the sales and service organizations in the current fiscal year period.

Media, Licensing and Advertising

($ amounts in millions)	Three months ended		Nine months ended

	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Revenues	$42.0	$40.8	$116.7	$113.1
Operating income	2.2	3.0	8.0	6.0

Operating margin	5.2%	7.4%	6.9%	5.3%

Revenues in the Media, Licensing and Advertising segment for the quarter ended February 29, 2008 increased by $1.2 million, or 2.9%, to $42.0 million, compared to $40.8 million in the prior fiscal year quarter, primarily due to an increase in revenues from Back to Basics Toys®, the Company’s catalog toy business. Segment revenues for the nine months ended February 29, 2008 increased by $3.6 million, or 3.2%, to $116.7 million, as compared to $113.1 million in the prior fiscal year period, primarily due to an increase in revenues from sales of software and interactive products sold through the Company’s school-based book fairs.

Segment operating income decreased by $0.8 million to $2.2 million for the quarter ended February 29, 2008, as compared to $3.0 million in the prior fiscal year quarter, despite the increase in revenues, primarily due to higher fulfillment and shipping costs in the Back to Basics Toys business caused by a third-party operational issue. Segment operating income increased by $2.0 million to $8.0 million for the nine months ended February 29, 2008, as compared to $6.0 million in the prior fiscal year period, primarily due to increased revenues from sales of software and interactive products.

International

($ amounts in millions)	Three months ended		Nine months ended

	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Revenues	$108.6	$91.8	$346.2	$289.5
Operating income	5.3	4.4	28.6	20.5

Operating margin	4.9%	4.8%	8.3%	7.1%

Revenues in the International segment for the quarter ended February 29, 2008 increased by $16.8 million to $108.6 million, compared to $91.8 million in the prior fiscal year quarter, due to the favorable impact of foreign currency exchange rates of $10.1 million and local currency revenue growth equivalent to $6.7 million, principally in the United Kingdom trade business. Segment revenues for the nine months ended February 29, 2008 increased by $56.7 million to $346.2 million, as compared to $289.5 million in the prior fiscal year period, primarily due to the favorable impact of foreign currency exchange rates of $32.0 million, higher revenues from the Company’s export business of $6.8 million, and local currency revenue growth in the United Kingdom and Australia equivalent to $10.4 million and $6.8 million, respectively.

Segment operating income for the quarter ended February 29, 2008 increased by $0.9 million to $5.3 million, as compared to $4.4 million in the prior fiscal year quarter, primarily due to higher operating income from the United Kingdom. Segment operating income for the nine months ended February 29, 2008 increased by $8.1 million to $28.6 million, as compared to $20.5 million in the prior fiscal year period, primarily due to higher operating income from Australia and the United Kingdom, which increased by the equivalent of $3.6 million and $3.0 million, respectively.

SCHOLASTIC CORPORATION
Item 2. MD&A

Results of Discontinued Operations

During the three months ended February 29, 2008, the Company announced that it intends to sell the DTH business, which includes both the domestic portion and the international portion located in the United Kingdom and Canada, as well as the Maumelle Facility. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of operations for the DTH business are presented separately in the Company’s Condensed Consolidated Financial Statements as discontinued operations and the assets and liabilities of the DTH business are treated as held for sale. SFAS 144 requires write-downs of the carrying value of assets held for sale if the carrying value exceeds their estimated fair value, less cost to sell. As a result, the Company recorded a non-cash impairment charge of $107.3 million and a tax benefit of $34.6 million, resulting in a charge of $72.7 million, net of tax, during the quarter ended February 29, 2008 to reflect the DTH business at its estimated fair value less cost to sell. The calculation of estimated fair value less cost to sell included significant estimates and assumptions, including, but not limited to: operating projections and the discount rate and terminal values developed in connection with the discounted cash flow; excess working capital levels; real estate fair values; and the anticipated costs involved in the selling process. In addition, as a result of the Company’s decision to sell the DTH business, the Company prepared separate financial statements reflecting the discontinued operations presentation, which required management to make significant judgments and estimates for purposes of allocating to the discontinued operations certain operating expenses, such as warehousing and distribution expenses, as well as assets, liabilities and other balance sheet items, including accounts payable and certain other noncurrent liabilities.

Loss from discontinued operations, net of tax, was $77.5 million, or $2.02 per share, for the quarter ended February 29, 2008, compared to $3.9 million, or $0.09 per share, in the prior fiscal year quarter. For the nine months ended February 29, 2008, loss from discontinued operations, net of tax, was $88.1 million, or $2.23 per share, compared to $9.2 million, or $0.22 per share, in the prior fiscal year. The higher losses in each of the current year periods versus the comparable prior year periods were substantially related to the write-down of assets required by SFAS 144.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents, including the cash of the discontinued operations, totaled $201.2 million at February 29, 2008, compared to $22.8 million at May 31, 2007 and $29.4 million at February 28, 2007.

Cash provided by operating activities was $308.5 million for the nine months ended February 29, 2008, as compared to $42.7 million in the prior fiscal year period. This increase was due to a $49.1 million improvement in earnings from continuing operations and working capital changes between the two periods, substantially due to the higher Harry Potter revenues in the current fiscal year. The most significant of these working capital changes that had a positive effect on cash flows occurred in Accrued royalties, which provided cash of $117.6 million in the current fiscal year period compared to $20.6 million in the prior fiscal year period; Accounts payable and other accrued expenses, which provided cash of $34.1 million in the current fiscal year period compared to a use of cash of $31.2 million in the prior fiscal year period; and Accounts receivable, which provided cash of $9.1 million in the current fiscal year period compared to a use of cash of $21.3 million in the prior fiscal year period. Substantially all accrued expenses associated with Harry Potter revenues are expected to be paid by the Company in the quarter ending May 31, 2008.

Cash used in investing activities increased to $80.3 million for the nine months ended February 29, 2008 from $67.9 million for the prior fiscal year period, reflecting increased prepublication expenditures for new product development in the Educational Publishing segment.

Cash used in financing activities was $42.6 million for the nine months ended February 29, 2008, compared to $140.4 million for the prior fiscal year period. This $97.8 million change was due to higher proceeds pursuant to stock-based compensation plans in the current fiscal year period, which provided $33.3 million of cash as compared to $21.5 million in the prior fiscal year period, and the repurchase in the open market and repayment at maturity of an aggregate of $294.0 million of the Corporation’s then-outstanding 5.75% Notes due January 15, 2007 (the “5.75% Notes”) during the prior fiscal year period, offset by net repayments of revolving credit facilities in the current fiscal year period equal to $56.2 million as compared to net borrowings under revolving credit facilities in the prior fiscal year period equal to $138.8 million. In addition, during the current fiscal year period, the Company used the $200.0 million proceeds from the Term Loan (as described under “Financing” below) to fund the reacquisition by the Corporation of shares of Common Stock pursuant to the ASR and used an additional $5.4 million for open market reacquisitions of Common Stock, as discussed below.

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

SCHOLASTIC CORPORATION
Item 2. MD&A

As of February 29, 2008, the Company’s primary sources of liquidity consisted of cash and cash equivalents, including short-term investments, of $201.2 million and borrowings remaining available under the Revolving Loan (as described under “Financing” below) totaling $325.0 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million).

The Company believes it has adequate access to capital to finance its ongoing operating needs and to repay its debt obligations as they become due. As of February 29, 2008, the Company was rated BB by Standard & Poor’s Rating Services and Ba1 by Moody’s Investors Service. Under prevailing market conditions, the Company believes that these ratings afford it adequate access to the public and private markets for debt.

Financing

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) elected to replace the Company’s then-existing credit facilities, the Credit Agreement and the Revolver (as discussed below), with a new $525.0 million credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 million revolving credit component (the “Revolving Loan”) and a $200.0 million amortizing term loan component (the “Term Loan”). The Loan Agreement is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2012. The $325.0 million Revolving Loan component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0 million. The $200.0 million Term Loan component was established in order to fund the reacquisition by the Corporation of shares of its Common Stock pursuant to the ASR (as more fully described in Note 11 of Notes to Condensed Consolidated Financial Statements-Unaudited in Item 1, “Financial Statements”) and was fully drawn on June 28, 2007 in connection with that transaction. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7 million, with the first payment made on December 31, 2007, and a final payment of $7.4 million due on June 1, 2012. Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing Federal Funds rate plus 0.5% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.50% to 1.25% based on the Company’s prevailing consolidated debt to total capital ratio. As of February 29, 2008, the applicable margin on the Term Loan was 0.875 % and the applicable margin on the Revolving Loan was 0.70%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.25% per annum on the Revolving Loan only, which at February 29, 2008 was 0.175%. As of February 29, 2008, $189.3 million was outstanding under the Term Loan at an interest rate of 4.0%. There were no outstanding borrowings under the Revolving Loan as of February 29, 2008. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at February 29, 2008 the Company was in compliance with these covenants.

The Credit Agreement was a $190.0 million unsecured revolving credit facility with certain banks that was scheduled to expire in 2009 but was terminated, along with the Revolver, at the election of the Borrowers as of June 1, 2007 and replaced by the Loan Agreement. The interest rate charged for all loans made under the Credit Agreement was, at the election of the Borrower, based on the prime rate or, alternatively, an adjusted LIBOR rate plus an applicable margin, ranging from 0.325% to 0.975% . The Credit Agreement also provided for the payment of a facility fee in the range of 0.10% to 0.30% and a utilization fee, if total borrowings exceeded 50% of the total facility, in the range of 0.05% to 0.25% . The amounts charged varied based on the Company’s published credit ratings. The margin, facility fee and utilization fee at each of February 28, 2007 and May 31, 2007 were 0.975%, 0.30% and 0.25%, respectively. At February 28, 2007, $98.0 million was outstanding under the Credit Agreement at a weighted average interest rate of 6.5% . There were no outstanding borrowings under the Credit Agreement at May 31, 2007.

The Revolver was a $40.0 million unsecured revolving loan agreement with a bank that was scheduled to expire in 2009 but was terminated, along with the Credit Agreement, at the election of the Borrowers as of June 1, 2007 and replaced with the Loan Agreement. The interest rate charged for all loans made under the Revolver was set at either (1) the prime lending rate minus 1% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.375% to 1.025% . The Revolver also provided for the payment of a facility fee in the range of 0.10% to 0.30% . The amounts charged varied based on the Company’s published credit ratings. The margin and facility fee at each of February 28, 2007 and May 31, 2007 were 1.025% and 0.30%, respectively. At February 28, 2007, $40.0 million was outstanding under the Revolver at a weighted average of 6.4% . There were no outstanding borrowings under the Revolver at May 31, 2007.

During the fourth quarter of fiscal 2007, the Company entered into unsecured money market bid rate credit lines totaling $50.0 million, of which $41.0 million was outstanding at May 31, 2007. There were no outstanding borrowings under these credit lines at February 29, 2008. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term, not to exceed 364 days, agreed to at the time each loan is made. The weighted average interest rate for all money market bid rate loans outstanding on May 31, 2007 was 6.2% . These credit lines are typically available for loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

As of February 29, 2008, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $74.4 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $10.7 million at February 29, 2008 at a weighted average interest rate of 7.5% as compared to the equivalent of $25.2 million at May 31, 2007 at a weighted average interest rate of 7.0% and the equivalent of $34.7 million at February 28, 2007 at a weighted average interest rate of 5.9%.

SCHOLASTIC CORPORATION
Item 2. MD&A

At February 29, 2008 and May 31, 2007, the Company had open standby letters of credit of $8.4 million issued under certain credit lines, as compared to $13.0 million at February 28, 2007. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

The Company’s total debt obligations were $373.6 million at February 29, 2008, $239.6 million at May 31, 2007 and $346.1 million at February 28, 2007. The higher level of debt at February 29, 2008 compared to the levels at both May 31, 2007 and February 28, 2007 was primarily due to the $200.0 million Term Loan drawn to finance the ASR in June 2007, partially offset by the reduced borrowing requirements of the Company in the current fiscal year period resulting from the higher Harry Potter receipts during the period and the favorable timing of the payment of associated accrued royalties. The higher level of debt at February 28, 2007 compared to May 31, 2007 was due to higher borrowings under revolving credit facilities in connection with the repayment of the $258.0 million of 5.75% Notes that remained outstanding at maturity in January 2007.

For a more complete description of the Company’s debt obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements –Unaudited in Item 1, “Financial Statements.”

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 will become effective for the Company’s fiscal year beginning June 1, 2008. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

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

Recently Adopted Accounting Pronouncements

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that a company has taken or expects to file in a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. Prior to the issuance of FIN 48, an uncertain tax position would not be recorded unless it was “probable” that a loss or reduction of benefits would occur. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within twelve months of the reporting date. The Company adopted the provisions of FIN 48 effective as of June 1, 2007.

Upon adoption of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $34 million, including approximately $6 million accrued for potential payments of interest and penalties, as more fully described in Note 12 of Notes to Condensed Consolidated Financial Statements — Unaudited in Item 1, “Financial Statements.”

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

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 54% of the Company’s debt at February 29, 2008 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 28% at May 31, 2007 and approximately 50% at February 28, 2007. The increase in variable-rate debt as of February 29, 2008 compared to May 31, 2007 was primarily due to the $200.0 million variable-rate Term Loan drawn to finance the ASR in June 2007. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of February 29, 2008 (see Note 4 of Notes to Condensed Consolidated Financial Statements - Unaudited in Item 1, “Financial Statements”):

($ amounts in millions)	Fiscal Year Maturity

		2008	2009	2010	2011	2012	Thereafter	Total

Debt Obligations
Lines of credit		$10.7	$—	$—	$—	$—	$—	$10.7
Average interest rate		7.5%

Long-term debt including current portion:	$
Fixed-rate debt		—	$—	$—	$—	$—	$175.0	$175.0
Average interest rate							5.0%

Variable-rate debt		$10.7	$42.8	$42.8	$42.8	$42.8	$7.4 (1)	$189.3
Average interest rate (2)		4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

(1)	Represents the final payment under the Term Loan, which has a final maturity of June 1, 2012 but may be repaid at any time.

(2)	Represents the interest rate under the Term Loan at February 29, 2008; the interest rate is subject to change over the life of the Term Loan.

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of February 29, 2008, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 1. Legal Proceedings

For information concerning previously reported actions filed by each of the Alaska Laborers Employee Retirement Fund and Paul Baicu, which were consolidated on November 8, 2007 and entitled Alaska Laborers Employment Retirement Fund v. Scholastic Corporation, see “Part II – Other Information, Item 1. Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2007.

For information concerning a previously reported action entitled Root v. Scholastic Corporation, see “Part II – Other Information, Item 1. Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2007.

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the quarter ended February 29, 2008:

Issuer Purchases of Equity Securities

(Dollars in millions except per share amounts)

			Total number of shares
			purchased as part of publicly	Maximum number of shares (or
	Total number of	Average price	announced plans	approximate dollar value) that may yet be
Period	shares purchased	paid per share	or programs	purchased under the plans or programs

December 1, 2007 through December 31, 2007	None	$—	None	$20.0	(1)

January 1, 2008 through January 31, 2008	167,199	$32.53	167,199	$14.6	(1)

February 1, 2008 through February 29, 2008	None	$—	None	$14.6	(1)

Total	167,199	$32.53	167,199	$14.6	(1)

(1)

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

SCHOLASTIC CORPORATION
(Registrant)

Date: April 9, 2008	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President and Chief
Executive Officer

Date: April 9, 2008		s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED FEBRUARY 29, 2008
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