Form 10-K
period 2008-05-31
SCHOLASTIC CORP
filed 2008-07-30
CIK 866729

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2008 | Commission File No. 000-19860

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
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of November 30, 2007, was approximately $1,069,580,847. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant’s voting stock as of June 30, 2008 was as follows: 36,326,263 shares of Common Stock and 1,656,200 shares of Class A Stock.

Documents Incorporated By Reference

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 19, 2008.

[This Page Intentionally Left Blank]

[This Page Intentionally Left Blank]

Part I

Item 1 | Business

Overview

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is a global children’s publishing, education and media company. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading and learning. The Company is the world’s largest publisher and distributor of children’s books and a leading developer of educational technology products. Scholastic also creates quality educational and entertainment materials and products for use in school and at home, including magazines, children’s reference and non-fiction materials, teacher materials, television programming, film, videos and toys. The Company is a leading operator of school-based book clubs and book fairs in the United States. It distributes its products and services through these proprietary channels, as well as directly to schools and libraries, through retail stores and the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. In addition to its operations in the United States, Scholastic has long-established operations in Canada, the United Kingdom, Australia, New Zealand and Asia and newer operations in Argentina, China, India, Ireland and Mexico and, through its export business, sells products in over 135 countries.

During the third quarter of fiscal 2008, the Company announced that it intends to sell its direct-to-home continuity businesses (the “DTH business”) located in the United States, the United Kingdom, and Canada as well as a related warehousing and distribution facility located in Maumelle, Arkansas (the “Maumelle Facility”). The Company expects the sale of the DTH business to be completed by the end of calendar year 2008. During the fourth quarter of fiscal 2008, due to the impending sale of the DTH business, it had been determined that the Scholastic school-based continuities business (the “SC business”) would not have an adequate infrastructure and, as a result, this business was shut down effective May 31, 2008. The revenue and percentage of revenue information presented in Item 1 relating to continuing operations excludes the results of the DTH business and the SC business.

Operating Segments – Continuing Operations

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

The following table sets forth revenues by operating segment for the three fiscal years ended May 31:

	(Amounts in millions)

	2008	2007	2006

Children’s Book Publishing and Distribution	$1,164.7	$937.7	$1,111.3
Educational Publishing	414.1	412.8	416.1
Media, Licensing and Advertising	156.2	162.4	151.6
International	470.6	409.0	373.2

Total	$2,205.6	$1,921.9	$2,052.2

Additional financial information relating to the Company’s operating segments is included in Note 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION
(52.8% of fiscal 2008 revenues)

General

The Company’s Children’s Book Publishing and Distribution segment operates as an integrated business which includes the publication and distribution of children’s books in the United States through school-based book clubs and book fairs and the trade channel.

The Company is the world’s largest publisher and distributor of children’s books and is the largest operator of school-based book clubs and school-based book fairs in the United States. The Company is also a leading publisher of children’s books distributed through the trade channel. In fiscal 2008, the Company, excluding its discontinued operations, published or distributed approximately 350 million children’s books in the United States.

Scholastic offers a broad range of children’s books, many of which have received awards for excellence in children’s literature, including the Caldecott and Newbery Awards.

The Company obtains titles for sale through its distribution channels from three principal sources. The first source for titles is the Company’s publication of books created under exclusive agreements with authors, illustrators, book packagers or other media companies. Scholastic generally controls the exclusive rights to sell these titles through all channels of distribution in the United States and, to a lesser extent, internationally. Scholastic’s second source of titles is licenses to publish books exclusively in specified channels of distribution, including reprints of books originally published by others for which the Company acquires rights to sell in the school market. The third source of titles is the Company’s purchase of finished books from other publishers to be sold in the school market.

School-Based Book Clubs

Scholastic founded its first school-based book club in 1948. The Company’s school-based book clubs consist of Honeybee®, serving children ages 1½ to 4; Firefly®, serving pre-kindergarten (“pre-K”) and kindergarten (“K”) students; SeeSaw®, serving students grades K to 1; Lucky®, serving students grades 2 to 3; Arrow®, serving students grades 4 to 6; TAB®, serving students grades 7 to 12; and Club Leo, which provides Spanish language offers to students pre-K to grade 8. In addition to its regular offers, the Company creates special theme-based and seasonal offers targeted to different grade levels during the year.

The Company mails promotional materials containing order forms to teachers in the vast majority of the pre-K to grade 8 classrooms in the United States. Teachers who wish to participate in a school-based book club distribute the order forms to their students, who may choose from selections at substantial reductions from list prices. The teacher aggregates the students’ orders and forwards them to the Company by internet, phone, mail or fax. The Company estimates that over 75% of all elementary school teachers in the United States participate in the Company’s school-based book clubs. In fiscal 2008, orders through the internet accounted for over 55% of total book club orders. The orders are then shipped to the classroom for distribution to the students. Teachers and classrooms who participate in the book clubs receive bonus points and other promotional incentives, which may be redeemed for the purchase of additional books and other resource materials for their classrooms or the school.

School-Based Book Fairs

The Company began offering school-based book fairs in 1981 to its school customers. Since that date, the Company has grown this business by expanding into new markets, including through selected acquisitions. In addition, more recently the Company has increased its business in its existing markets by (i) growing revenue on a per fair basis and (ii) increasing the number of fairs held at its existing school customers. The Company is the leading operator of school-based book fairs in the United States.

Book fairs are generally week-long events conducted on school premises, operated by school librarians and/or parent-teacher organizations. Book fair events provide children with access to hundreds of titles and allow them to purchase books and other select products at the school. The Company provides such products to the schools for resale, and the schools conduct the book fairs as fundraisers for a variety of purposes, such as to purchase books, supplies and equipment for the school, and to make quality books available to their students in order to stimulate interest in reading.

The Company operates school-based book fairs in all 50 states under the name Scholastic Book Fairs®. Books and display cases are delivered to schools from the Company’s warehouses principally by a fleet of leased vehicles. Sales and customer service functions are performed from regional sales offices and distribution facilities supported by field representatives and from the Company’s national distribution facility in Missouri. Approximately 90% of the schools that sponsored a Scholastic book fair in fiscal 2007 sponsored a Scholastic book fair again in fiscal 2008.

Trade

Scholastic is a leading publisher of children’s books sold through bookstores and mass merchandisers in the United States. The Company maintains approximately 6,000 titles for trade distribution. Scholastic’s original publications include Harry Potter®, I Spy™, Captain Underpants®, Goosebumps®, and Clifford The Big Red Dog®, and licensed properties such as Star Wars®, Rainbow Magic®, Littlest Pet Shop®, Taggies®, and Dear Dumb Diary®. In addition, the Company’s Klutz® imprint is a publisher and creator of “books plus” products for children, including titles such as Paper Fashions, Friendship Bracelets and How to Make Paper Airplanes.

The Company’s trade sales organization focuses on marketing and selling Scholastic’s publishing properties to bookstores, mass merchandisers, specialty sales outlets and other book retailers. Scholastic bestsellers during fiscal 2008 included books from the Harry Potter, Allie Finkle’s Rules for Girls, and Goosebumps Horrorland series and individual titles, such as The Invention of Hugo Cabret (which was the winner of the 2008 Caldecott Medal) and Star Wars: A Pop Up Guide to the Galaxy.

Other

For a discussion of the Company’s continuity programs, formerly included in the Children’s Book Publishing and Distribution and International segments, see “Operating Segments – Discontinued Operations”.

EDUCATIONAL PUBLISHING
(18.8% of fiscal 2008 revenues)

General

The Company’s Educational Publishing segment includes the production and/or publication and distribution to schools and libraries of educational technology products, curriculum materials, children’s books, classroom magazines and print and on-line reference and non-fiction products for grades pre-K to 12 in the United States.

The Company is a leading provider of educational technology products and reading materials for schools and libraries. Scholastic has been providing quality, innovative educational materials to schools and libraries since it began publishing classroom magazines in the 1920s. The Company added supplementary books and texts to its product line in the 1960s, professional books for teachers in the 1980s and early childhood products and core curriculum materials, including educational technology products, in the 1990s. In 1996, the Company strengthened its Spanish language offerings through the acquisition of Lectorum Publications, Inc., the largest Spanish language book distributor to schools and libraries in the United States. In 2002, the Company acquired Tom Snyder Productions, Inc., a developer and publisher of interactive educational software. The Company markets and sells its Educational Publishing products through a combination of field representatives, direct mail, telemarketing and the internet. In 2007, the Company began providing school consulting and professional development services.

Curriculum Publishing and Educational Technology

Scholastic’s curriculum publishing operations develop and distribute instructional materials directly to schools in the United States, primarily purchased through school and district budgets. These core curriculum operations include reading improvement programs and educational technology products.

The Company focuses its core curriculum publishing efforts on reading improvement materials and the effective use of technology to support learning. Scholastic’s technology-based reading improvement programs include READ 180®, an intensive reading intervention program for students in grades 4 to 12 reading at least two years below grade level, Scholastic Reading Inventory, which is a research-based, computer-adaptive assessment for grades K-12 that allows educators to assess a student’s reading comprehension, ReadAbout® for grades 3 to 6, which combines adaptive technology with engaging non-fiction content, Scholastic Reading Counts!®, which encourages reading through a school-managed incentive program, and FASTT Math®, a technology-based program to improve math fluency, developed with the creator of READ 180, as well as Grolier Online, which provides subscriptions to reference databases for schools and libraries. The Company considers its educational technology products to be a growth driver of these businesses and continues to focus these businesses on technology.

Scholastic Classroom and Library Publishing

The Company distributes paperback collections to schools and school districts for classroom libraries and other uses, as well as to literacy organizations. Scholastic is a leading publisher of quality children’s reference and non-fiction products sold primarily to schools and libraries in the United States. The Company’s products also include non-fiction books published in the United States under the imprints Children’s Press® and Franklin Watts®, including books from the America the Beautiful, Enchantment of the World and True Books series, as well as Lectorum products.

Scholastic is a leading publisher of classroom magazines. Teachers in grades pre-K to 12 use these magazines as supplementary educational materials. The Company’s 30 classroom magazines supplement formal learning programs by bringing subjects of current interest into the classroom. The magazines are designed to encourage students to read and also to cover diverse subjects, including literature, math, science, current events, social studies and foreign languages. The most well-known of the Company’s domestic magazines are Scholastic News® and Junior Scholastic®.

Scholastic’s classroom magazine circulation in the United States in fiscal 2008 was more than 8.1 million, with approximately two-thirds of the circulation in grades pre-K to 6. In fiscal 2008, teachers in approximately 65% of the schools in the United States used the Company’s classroom magazines. The various classroom magazines are distributed either on a weekly, biweekly or monthly basis during the school year and are supplemented by timely materials featured on the Company’s website, scholastic.com. The majority of the magazines purchased are paid for with school or district funds, with teachers or students paying for the balance. Circulation revenue accounted for substantially all of the classroom magazine revenues in fiscal 2008.

Teaching Resources

The Company publishes and sells professional books designed for and generally purchased by teachers, both directly from the Company and through teacher stores and booksellers. The Company also operates its own online Teacher Store, which provides professional books and other educational materials to schools and teachers, and scholastic.com is a leading website for teachers and classrooms, offering multimedia teaching units, lesson plans, teaching tools and on-line activities.

MEDIA, LICENSING AND ADVERTISING
(7.1% of fiscal 2008 revenues)

General

The Company’s Media, Licensing and Advertising segment includes the production and/or distribution of media and electronic products and programs (including children’s television programming, videos/ DVD’s, feature films, interactive and audio products, promotional activities and non-book merchandise); and advertising revenue, including sponsorship programs.

Production and Distribution

Through Scholastic Entertainment Inc. (“SEI”), Soup2Nuts Inc. (“S2N”) and the Weston Woods Studios®, the Company’s entertainment and media division creates and produces television programming, videos/ DVD’s, feature films, and branded websites. SEI builds consumer awareness and value for the Company’s franchises by creating family-focused media that form the basis for global branding campaigns. Scholastic Media generates revenue by exploiting these assets globally across multiple media formats and by developing and executing brand-marketing campaigns.

SEI has built a television library of over 425 half-hour productions, including: Clifford The Big Red Dog®, Clifford’s Puppy Days™, Word Girl®, Maya & Miguel™, The Magic School Bus®, I Spy, Goosebumps®, Animorphs®, Dear America® Horrible Histories, Sammy’s Storyshop™ and The Baby-sitters Club®. These series have been sold in the United States and internationally in various media formats. Since 2007, the Company participates in a children’s programming network, which produces educational children’s television programming under the name qubo. This programming network features bilingual content with a mission to promote literacy and values in children’s television. Qubo includes programming on NBC and a branded 24/7 digital channel and is now in its second year affording distribution for SEI’s television programming and generating awareness for the Scholastic brand.

In fiscal 2008, production of the feature film The Golden Compass was completed. The film is based on the first book in Philip Pullman’s best-selling trilogy, His Dark Materials. SEI served as the licensing agent for The Golden Compass, and the Company controls worldwide tie-in publishing rights.

S2N, an award-winning producer of animated television and web programming, has produced over 100 half-hour episodes of television programming, including the animated series Time Warp Trio and O’Grady. In fiscal 2008, S2N produced 26 half-hour episodes of a new animated series called WordGirl®, which premiered in October 2007 and won the award for Outstanding Writing in Animation at the 35th annual Creative Arts & Entertainment Daytime Emmy Awards, about a fifth grade girl who transforms into a super-heroine and uses vocabulary to defeat villains.

Weston Woods Studios creates audiovisual adaptations of classic children’s picture books, such as Where the Wild Things Are, Chrysanthemum and Make Way for Ducklings, which were initially produced for the school and library market as a supplemental educational resource. SEI has repackaged over 50 titles for sale to the consumer market under the Scholastic Video Collection banner. Weston Woods Studios has received numerous awards, including eight Andrew Carnegie Medals for Excellence in Children’s Video and an Academy Award nomination.

Brand Marketing and Consumer Products

Scholastic Media creates and develops award-winning global branding campaigns for Scholastic properties in order to extend and strengthen Scholastic’s consumer connection with parents, children and teachers. In 2008, Scholastic Media designed and managed consumer product campaigns for key brands including The Golden Compass, Clifford the Big Red Dog, The Magic School Bus, I Spy and Maya & Miguel.

Software and Interactive Products

Scholastic Media distributes original and licensed consumer software, handheld and console products with accessories, and DVDs for grades K to 8 through its school-based software clubs, book clubs and book fairs, as well as the library/teacher market and the trade market. The Company acquires software and interactive products for distribution in all of these channels through a combination of licensing, purchases of product from software publishers and internal development. The Company’s CD-ROM, Nintendo DS and Leapster titles include the award-winning series I Spy, Brain Play™, Clifford®, Animal Genius™ and Math Missions™.

Advertising

Certain of the Company’s magazine properties generate advertising revenues as their primary source of revenue, including Instructor®, Scholastic Administrator, Coach and Athletic Director™, which are directed to teachers and education professionals and are distributed during the academic year. Subscriptions for these magazines are solicited primarily by direct mail, with total circulation of approximately 330,000 in fiscal 2008. Scholastic Parent and Child® magazine, which is directed at parents and distributed through schools and childcare programs, had circulation of approximately 1.3 million in fiscal 2008. These magazines carry paid advertising (both on the web and in print), advertising for Scholastic products and paid advertising for clients that sponsor customized programs.

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
(21.3% of fiscal 2008 revenues)

General

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

Scholastic has long-established operations in Canada, the United Kingdom, Australia, New Zealand and Asia and also has newer operations in Argentina, China, India, Ireland and Mexico. Scholastic’s operations in Canada, the United Kingdom and Australia generally mirror its United States business model. The Company’s international operations have original trade and educational publishing programs; distribute children’s books, software and other materials through school-based book clubs, school-based book fairs and trade channels; distribute magazines; and offer on-line services. Many of the Company’s international operations also have their own export and foreign rights licensing programs and are book publishing licensees for major media properties. Original books published by most of these operations have received awards of excellence in children’s literature. In Asia, the Company primarily publishes and distributes reference products and provides services under the Grolier name.

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

Australia

Scholastic Australia, founded in 1968, is the largest school-based book club and book fair operation in Australia, reaching approximately 90% of the country’s primary schools. Scholastic Australia publishes quality children’s books supplying the Australian trade market. Scholastic Australia also provides value-added distribution services for the design software market. Scholastic Australia also continues to operate a direct-to-home continuity program.

New Zealand

Scholastic New Zealand, founded in 1964, is the largest children’s book publisher and the leading book distributor to schools in New Zealand. Through its school-based book clubs and book fairs, Scholastic New Zealand reaches approximately 90% of the country’s primary schools. In addition, Scholastic New Zealand provides value-added distribution services for the design software market.

Asia

The Company’s Asia operations primarily sell English language reference materials and local language products through a network of over 1,600 independent door-to-door sales representatives in India, Indonesia, Malaysia, the Philippines, Singapore and Thailand. In India, the Company also operates school-based book clubs and book fairs and publishes original titles in the English and Hindi languages. In the Philippines, the Company also operates school-based book fairs, and in Malaysia, the Company operates school-based book clubs. The Company operates a book club in China, and in cooperation with local companies, Scholastic also operates tutorial centers that provide English language training to students.

Latin America

In Latin America, the Company has operations in Mexico, Argentina and Puerto Rico. These businesses principally distribute books and educational material published by Scholastic, as well as merchandise from other publishers, through school-based book clubs and book fairs. In Puerto Rico, Scholastic also distributes Spanish-language reference materials through a network of independent door-to-door sales representatives and sells educational books and educational technology programs to public and private schools.

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

Operating Segments – Discontinued Operations

Prior to fiscal 2008, the Company’s Children’s Book Publishing and Distribution segment included continuity programs whereby families generally placed orders to receive multiple shipments of children’s books over a period of time. Continuity programs were promoted through (i) direct-to-home offers, primarily through print promotions, internet, telemarketing and direct mail, and (ii) offers in the Company’s school-based book clubs.

During the third quarter of fiscal 2008, the Company announced that it intends to sell the DTH business located in the United States, the United Kingdom, and Canada. During the fourth quarter of fiscal 2008 due to the impending sale of the DTH business, it was also determined that the SC business would not have an adequate infrastructure and as a result, the SC business was shut down effective May 31, 2008.

The Company continues to operate direct-to-home continuity programs in Australia and New Zealand through its International segment.

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

In the United States, the Company mainly processes and fulfills school-based book club, trade, curriculum publishing, reference and non-fiction products and export orders from its primary warehouse and distribution facility in Jefferson City, Missouri. Magazine orders are processed at the Jefferson City facility and are shipped directly from printers. The Company’s Maumelle Facility principally serves as the Company’s primary packaging and fulfillment center for the DTH business in the United States. The DTH business is currently classified as a discontinued operation (see Note 3 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”), and the Company is currently seeking a buyer for the Maumelle Facility. In connection with its trade business, the Company generally outsources certain services, including invoicing, billing, returns processing and collection services, and also ships product directly from printers to customers. School-based book fair orders are fulfilled through a network of warehouses across the country. The Company’s international school-based book club, school-based book fair, trade, continuity businesses and educational operations use similar distribution systems.

SEASONALITY

The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based book club and book fair revenues are greatest in the second quarter of the fiscal year, while revenues from the sale of instructional materials and educational technology products are highest in the first quarter. The Company historically has experienced a loss from operations in the first and third quarters of each fiscal year.

COMPETITION

The markets for children’s educational, educational technology and entertainment materials are highly competitive. Competition is based on the quality and range of materials made available, price, promotion, customer service, and distribution channels. Competitors include numerous other book, textbook, library, reference material and supplementary text publishers, distributors and other resellers (including over the internet) of children’s books and other educational materials, national publishers of classroom and professional magazines with substantial circulation, numerous producers of television, video and film programming (many of which are substantially larger than the Company), television and cable networks, publishers of computer software and interactive products, and distributors of products and services on the internet. In the United States, competitors also include regional and local school-based book fair operators, other fundraising activities in schools, and bookstores. Competition may increase to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new materials that compete directly with the products distributed by the Company or develop or expand competitive sales channels.

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

EMPLOYEES

At May 31, 2008, the Company employed approximately 6,500 people in full-time jobs and 1,300 people in part-time jobs in the United States and approximately 2,400 people outside the United States. The number of part-time employees fluctuates during the year because significant portions of the Company’s business are closely correlated with the school year. The Company believes that relations with its employees are good.

Executive Officers

The following individuals have been determined by the Board of Directors to be the executive officers of the Company. Each such individual serves as an executive officer of Scholastic until such officer’s successor has been elected or appointed and qualified or until such officer’s earlier resignation or removal.

Name	Age	Employed by Registrant Since	Position(s) for Past Five Years

Richard Robinson	71	1962	Chairman of the Board (since 1982), President (since 1974) and Chief Executive Officer (since 1975).

Maureen O’Connell	46	2007

Executive Vice President, Chief Administrative Officer and Chief Financial Officer (since 2007). Prior to joining the Company, Executive Vice President and Chief Financial Officer of Affinion Group, Inc., an affinity marketing company (2006); President and Chief Operating Officer (2003-2004) and Executive Vice President and Chief Financial and Administrative Officer (2002-2003) of Gartner, Inc., an information technology and research advisory firm; and Executive Vice President and Chief Financial Officer of Barnes & Noble, Inc. (2000-2002).

Margery W. Mayer	56	1990	Executive Vice President (since 1990), President, Scholastic Education (since 2002) and Executive Vice President, Learning Ventures (1998-2002).

Judith A. Newman	50	1993

Executive Vice President and President, Book Clubs (since 2005) and Scholastic At Home (2005-2006); Senior Vice President and President, Book Clubs and Scholastic At Home (2004-2005); and Senior Vice President, Book Clubs (1997-2004).

Cynthia Augustine	50	2007

Senior Vice President, Human Resources and Employee Services (since 2007). Prior to joining the Company, Senior Vice President of Talent Management for Time Warner, Inc. (2004-2005); and various positions at The New York Times Company, including Senior Vice President, Human Resources (1998 -2004) and President, Broadcast Group (2000-2004).

Devereux Chatillon	54	2006

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

The Company operates in highly competitive markets that are subject to rapid change, including, in particular, changes in customer preferences. There are substantial uncertainties associated with the Company’s efforts to develop successful educational, trade publishing, entertainment and software and interactive products and services for its customers, as well as to adapt its print materials to new digital technologies, including the internet. The Company makes significant investments in new products and services that may not be profitable, or whose profitability may be significantly lower than the Company has experienced historically.

Our financial results would suffer if we fail to successfully meet market needs in school-based book clubs and book fairs, two of our core businesses.

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

The Company’s business is affected significantly by changes in purchasing patterns or trends in, as well as the underlying strength of, the educational, trade, entertainment and software markets. In particular, the Company’s educational publishing and technology businesses may be adversely affected by budgetary restraints and other changes in state educational funding as a result of new legislation or regulatory actions, both at the federal and state level, as well as changes in the procurement process, to which the Company may be unable to adapt successfully.

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

The Company’s future growth depends upon a number of factors, including the ability of the Company to implement successfully its strategies for the respective business units, the introduction and acceptance of new products and services, including the success of its digital strategy, its ability to expand in the global markets that it serves and its continuing success in implementing ongoing cost containment and reduction programs. Difficulties, delays or failures experienced in connection with any of these factors could materially affect the future growth of the Company.

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

Paper prices fluctuate based on worldwide demand and supply for paper, in general, as well as for the specific types of paper used by the Company. If there is a significant disruption in the supply of paper or increase in these costs, which would generally be beyond the control of the Company, or if the Company’s strategies to try to manage these costs, including additional cost savings initiatives, are ineffective, the Company’s results of operations could be adversely affected. The Company is experiencing significantly higher fuel costs currently and expects significant increases in the cost of paper and other commodities during the fiscal year ending May 31, 2009.

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

The Company conducts many of its businesses and maintains warehouse and office facilities in locations that are at risk of being negatively affected by severe weather events, such as hurricanes, floods or snowstorms. For example, in the fall of 2005, a series of hurricanes had a severe impact on the Gulf Coast area of the United States, closing several thousand schools, displacing several hundred thousand students and their families and, in turn, affecting the schools that took in those children. This impacted the Company’s school-based book clubs, school-based book fairs and education businesses. Accordingly, the Company could be adversely affected by any future significant weather event.

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

Forward-Looking Statements:

This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in SEC filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, plans, strategies, goals, revenues, costs, operating margins, working capital, liquidity, capital needs, interest costs and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in this Report and other risks and factors identified from time to time in the Company’s filings with the SEC.

These factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B | Unresolved Staff Comments

None

Item 2 | Properties

The Company maintains its principal offices in the metropolitan New York area, where it leases approximately 600,000 square feet of space. The Company also owns or leases approximately 1.7 million square feet of office and warehouse space for its primary warehouse and distribution facility located in the Jefferson City, Missouri area. In addition, the Company owns or leases approximately 3.0 million square feet of office and warehouse space in over 80 facilities in the United States, principally for Scholastic Book Fairs.

Additionally, the Company owns or leases approximately 1.8 million square feet of office and warehouse space in over 100 facilities in Canada, the United Kingdom, Australia, New Zealand, Asia and elsewhere around the world for its international businesses.

The Company considers its properties adequate for its current needs. With respect to the Company’s leased properties, no difficulties are anticipated in negotiating renewals as leases expire or in finding other satisfactory space, if current premises become unavailable. For further information concerning the Company’s obligations under its leases, see Notes 1 and 6 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

The Company also owns the Maumelle Facility, consisting of a 500,000 square foot main floor and a 246,000 square foot mezzanine, which has served as the Company’s primary packaging and fulfillment center for its domestic DTH business. The DTH business, which includes the direct-to-home continuity businesses located in the United States, the United Kingdom, and Canada and the Maumelle Facility is classified as a discontinued operation (See Note 3, of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”). The Company does not intend to renew the property leases related to the United Kingdom and Canada continuities businesses and is currently seeking a buyer for the Maumelle Facility.

Item 3 | Legal Proceedings

Alaska Laborers and Employers Retirement Fund v. Scholastic Corp, et al., 07 Civ.7402 (S.D.N.Y., filed 8/20/2007); Baicu v. Scholastic Corp., et al., 07 Civ.8251 (S.D.N.Y., filed 9/21/2007). These complaints (which are virtually identical) were filed as class actions alleging securities fraud relating to statements made by the Company concerning its operations and financial results between March 2005 and March 2006. They were consolidated on November 8, 2007. A final, consolidated complaint was filed on January 11, 2008, seeking unspecified compensatory damages, costs and attorney fees The Company filed a motion to dismiss on February 27, 2008, which was argued on June 25, 2008 and is awaiting decision by the court. The Company believes that the allegations in the complaint are without merit and is vigorously defending the lawsuit.

Root v. Scholastic Corp., 07-61632 (S.D. FL, filed 11/13/07). This complaint claimed that, in connection with credit card transactions in certain operations, the Company violated the provisions of the Fair and Accurate Credit Transactions Act (“FACTA”). The complaint sought unspecified compensatory, statutory, and punitive damages, as well as injunctive relief, costs and attorney fees. The Company answered the complaint and denied the allegations. Subsequently, in June 2008, FACTA was amended to eliminate claims such as the plaintiff’s in this action, and accordingly, on June 9, 2008, the complaint was dismissed with prejudice.

In addition to the above suits, various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4 | Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to the vote of security holders through the solicitation of proxies or otherwise.

Part II

Item 5 | Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information: Scholastic Corporation’s Common Stock, par value $0.01 per share (the “Common Stock”), is traded on the NASDAQ Global Select Market under the symbol SCHL. Scholastic Corporation’s Class A Stock, par value $0.01 per share (the “Class A Stock”), is convertible, at any time, into Common Stock on a share-for-share basis. There is no public trading market for the Class A Stock. The following table sets forth, for the periods indicated, the quarterly high and low selling prices for the Common Stock as reported by NASDAQ:

	For fiscal years ended May 31,

	2008		2007

	High	Low	High	Low

First Quarter	$37.30	$30.59	$30.46	$24.99
Second Quarter	40.00	33.41	34.26	29.50
Third Quarter	37.57	30.00	37.08	32.63
Fourth Quarter	36.21	27.99	35.60	29.78

Holders: The number of holders of Class A Stock and Common Stock as of June 30, 2008 were 3 and approximately 14,200, respectively. The number of holders includes holders of record and an estimate of the number of persons holding in street name.

Dividends: On July 23, 2008, the Company initiated a regular quarterly dividend with the declaration of a dividend of $0.075 per share to be paid on September 15, 2008 to shareholders of record on August 4, 2008. The declared dividend amount is in compliance with the Company’s debt covenants.

Share purchases: The following table provides information with respect to purchases of shares of Common Stock by the Corporation during the quarter ended May 31, 2008:

Issuer Purchases of Equity Securities

	(Dollars in millions except per share amounts)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs

March 1, 2008 through March 31, 2008	58,100	$33.15	58,100	$12.6	(1)
April 1, 2008 through April 30, 2008	420,024	$28.72	420,024	$0.6	(1)
May 1, 2008 through May 31, 2008	19,269	$28.62	19,269	$20.0	(2)

Total	497,393	$29.26	497,393	$20.0	(2)

(1)

On December 20, 2007, the Corporation announced that its Board of Directors had authorized a program to purchase up to $20.0 million of Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. This program was completed in May 2008.

(2)

On May 28, 2008, the Corporation announced that its Board of Directors had authorized a new program to purchase up to $20.0 million of Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

Stock Price Performance Graph

The graph below provides an indicator of cumulative total stockholder returns for the Common Stock for the period May 31, 2003 to May 31, 2008 compared with the NASDAQ Composite Index and a composite peer group of publicly traded companies with which the Company competes in its principal operating segments. The members of the peer group are: The McGraw Hill Companies, John Wiley and Sons, Inc. and Pearson plc. The graph assumes a $100 investment on June 1, 2003, together with the reinvestment of all dividends, if any.

Comparison of 5 Year Cumulative Total Return*
Among Scholastic Corporation, The NASDAQ Composite Index
And A Peer Group

$100 invested on 5/31/03 in stock or index-including reinvestment of dividends.
Fiscal year ending May 31.

	5/31/03	5/31/04	5/31/05	5/31/06	5/31/07	5/31/08

Scholastic Corporation	$100.00	$90.72	$120.53	$84.55	$102.06	$99.90
NASDAQ Composite Index	100.00	126.84	132.55	142.34	171.47	165.82
Peer Group	100.00	129.59	142.41	166.24	227.43	157.83

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 | Selected Financial Data

(Amounts in millions, except per share data)

For fiscal years ended May 31,

	2008	2007	2006	2005	2004

		(Restated)	(Restated)	(Restated)
Statement of Operations Data:
Total revenues	$2,205.6	$1,921.9	$2,052.2	$1,821.6	$1,898.7
Cost of goods sold(1)	1,053.7	893.4	1,002.9	868.0	946.6
Selling, general and administrative expenses(2)	869.2	806.6	828.0	751.2	740.7
Bad debt expense(3)	11.4	12.8	14.8	9.5	9.0
Depreciation and amortization(4)	64.6	63.5	62.8	61.4	59.2
Operating income	206.7	145.6	143.7	131.5	143.2
Other income(5)	2.6	3.0	—	—	8.6
Interest expense, net	29.8	30.9	32.3	35.7	39.6
Earnings from continuing operations	110.6	75.1	72.4	62.7	74.0
Loss from discontinued operations, net of tax	(127.8)	(14.2)	(3.8)	(59.4)	(16.2)
Net (loss) income	(17.2)	60.9	68.6	3.3	57.8

Share Information:
Earnings from continuing operations:
Basic	$2.86	$1.77	$1.74	$1.57	$1.88
Diluted	$2.82	$1.75	$1.72	$1.54	$1.85
Loss from discontinued operations:
Basic	$(3.30)	$(0.34)	$(0.09)	$(1.49)	$(0.41)
Diluted	$(3.26)	$(0.33)	$(0.09)	$(1.46)	$(0.40)
Net (loss) income:
Basic	$(0.44)	$1.43	$1.65	$0.08	$1.47
Diluted	$(0.44)	$1.42	$1.63	$0.08	$1.44
Weighted average shares outstanding – basic	38.7	42.5	41.6	40.0	39.4
Weighted average shares outstanding – diluted	39.2	43.0	42.2	40.8	40.1

Balance Sheet Data:
Working capital	$476.3	$502.8	$390.0	$564.5	$467.4
Cash and cash equivalents	120.0	21.6	201.7	105.4	16.1
Total assets	1,761.6	1,816.7	1,991.2	1,870.4	1,831.8
Long-term debt (excluding capital leases)	295.1	173.4	173.2	476.5	492.5
Total debt	349.7	239.6	502.4	501.4	516.6
Long-term capital lease obligations	56.7	59.8	61.4	63.4	63.8
Total capital lease obligations	61.6	65.3	68.9	74.4	74.0
Total stockholders’ equity	873.1	1,068.0	988.3	876.1	845.4

(1)	In fiscal 2006, the Company recorded pre-tax costs of $3.2, or $0.05 per diluted share, related to the write-down of certain print reference set assets.

(2)

In fiscal 2004, the Company recorded pre-tax special severance charges of $3.3, or $0.05 per diluted share, relating to a reduction in its work force announced in May 2003 but implemented in fiscal 2004.

(3)

In fiscal 2006, the Company recorded pre-tax bad debt expense of $2.9, or $0.04 per diluted share, associated with the bankruptcy of a for-profit educational services customer included in the Educational Publishing segment.

(4)	In fiscal 2008, the Company recorded a pre-tax $3.8 charge, or $0.64 per diluted share, related to the impairment of certain intangible assets and prepublication costs.

(5)

In fiscal 2008, the Company recorded $2.6 in other income or $0.04 per diluted share representing a gain on note repurchases of $2.1 or $0.03 per diluted share, and a currency gained on settlement of a loan of $1.4, or $0.02 per diluted share, partially offset by $0.9, or $0.01 per diluted share of expense from an early termination of one of the Company’s subleases. In fiscal 2007, the Company sold its remaining portion of an equity investment, resulting in a pre-tax gain of $3.0, or $0.04 per diluted share. In fiscal 2004, the Company recorded a pre-tax net gain of $8.0, or $0.13 per diluted share, in connection with the early termination of a sublease by one of its tenants.

The Company has determined that the goodwill of our discontinued DTH business was impaired as of May 31, 2005. See Note 2, “Restatement” of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data” for a complete discussion of the facts and circumstances regarding this impairment. Accordingly, the Company’s presentation of Selected Financial Data appearing above is restated as follows:

(Amounts in millions, except per share data)

Years ended May 31,

	2007	2006	2005

Net income
As previously reported	$60.9	$68.6	$64.3
Adjustment	—	—	(61.0)
Restated	60.9	68.6	3.3

Per share net income – basic:
As previously reported	$1.43	$1.65	$1.61
Adjustment	—	—	(1.53)
Restated	1.43	1.65	0.08

Per share net income – diluted:
As previously reported	$1.42	$1.63	$1.58
Adjustment	—	—	(1.50)
Restated	1.42	1.63	0.08

Total assets:
As previously reported	$1,877.7	$2,052.2	$1,931.4
Adjustment	(61.0)	(61.0)	(61.0)
Restated	1,816.7	1,991.2	1,870.4

Total stockholders’ equity:
As previously reported	$1,129.0	$1,049.3	$937.1
Adjustment	(61.0)	(61.0)	(61.0)
Restated	1,068.0	988.3	876.1

Loss from discontinued operations was not reported in prior periods since these operations were not classified as discontinued until the current period. All of the 2005 adjustments noted above are currently presented in discontinued operations, including the $61.0 million net loss and the $1.53 loss per basic share, and the $1.50 loss per diluted share.

Item 7 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company categorizes its businesses into four segments: Children’s Book Publishing and Distribution; Educational Publishing; Media, Licensing and Advertising (which collectively represent the Company’s domestic operations); and International. This classification reflects the nature of products and services consistent with the method by which the Company’s chief operating decision-maker assesses operating performance and allocates resources.

The following discussion and analysis of the Company’s financial position and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes included in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Overview and Outlook

Fiscal 2008 revenues from continuing operations increased 14.8% from fiscal 2007 to $2.2 billion. The increase in revenues resulted primarily from higher revenues in the Company’s Children’s Book Publishing and Distribution segment principally due to the fiscal 2008 release of Harry Potter and the Deathly Hallows, the seventh and final book in the series, and from increased revenues in the International segment.

Operating income from continuing operations increased 42.0% to $206.7 million, primarily due to higher operating income from the Children’s Book Publishing and Distribution segment, partially offset by a decrease in the Educational Publishing segment.

During fiscal 2008, the Company announced its plan to sell its DTH business and shut down its SC business effective May 31, 2008. Both businesses were classified as discontinued operations for accounting purposes. In connection with the reclassification, the Company recorded a non-cash write-down of assets net of tax of $98.0 million. The Company expects to complete the sale of its DTH business in the calendar year 2008.

The Company’s goals for fiscal 2009 are: 1) modest revenue growth and increased profitability in the Children’s Book Publishing and Distribution segment driven by the school Book Clubs new online selling platform for Book Clubs and continued revenue per fair growth expected in Book Fairs; 2) the launch of new technology products in the Educational Publishing segment and increased implementation support and improved sales focus, which are expected to drive sales growth; and 3) continued focus on reducing costs by restructuring operations, reducing head count, consolidating supplier relationships, and standardizing print formats and paper specifications across all businesses, with some offset expected from higher paper, printing, shipping and fuel prices.

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

School-Based Book Fairs – Revenues associated with school-based book fairs are related to sales of product. Book fairs are typically run by schools over a five business day period. At the end of reporting periods, the Company defers revenue for those fairs that have not been completed as of the period end based on the number of fair days occurring after period end on a straight-line calculation of the full fair’s revenue.

Continuity Programs – The Company operates continuity programs whereby customers generally place an order to receive multiple shipments of children’s books and other products over a period of time. Revenue from continuity programs is recognized at the time of shipment or, in applicable cases, upon customer acceptance. Reserves for estimated returns are established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns. Actual returns could differ from the Company’s estimate. The Company’s direct-to-home continuity businesses located in the United States, the United Kingdom, and Canada, and its school continuities business, are currently classified as discontinued operations.

Trade – Revenue from the sale of children’s books for distribution in the retail channel is primarily recognized when title transfers to the customer, which generally is at the time of shipment, or when the product is on sale and available to the public. A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns. Actual returns could differ from the Company’s estimate. A one percentage point change in the estimated reserve for returns rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2008 of approximately $2.9 million.

Educational Publishing – For shipments to schools, revenue is recognized on passage of title, which generally occurs upon receipt by the customer. Shipments to depositories are on consignment and revenue is recognized based on actual shipments from the depositories to the schools. For certain software-based products, the Company offers new customers installation and training and, in such cases, revenue is recognized when installation and training are complete.

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

For the fiscal years ended May 31, 2008, 2007 and 2006, no significant changes have been made to the underlying assumptions related to the Company’s revenue recognition policies or the methodologies applied.

Accounts receivable:

Accounts receivable are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for returns are based on historical return rates and sales patterns. Allowances for doubtful accounts are established through the evaluation of accounts receivable agings and prior collection experience to estimate the ultimate collectability of these receivables. A one percentage point change in the estimated bad debt reserve rates, which are applied to the accounts receivable agings, would have resulted in an increase or decrease in operating income for the year ended May 31, 2008 of approximately $2.5 million.

Inventories:

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates and sales patterns of its products. The impact of a one percentage point change in the obsolescence reserve would have resulted in an increase or decrease in operating income for the year ended May 31, 2008 of approximately $4.3 million.

Deferred promotion costs:

Deferred promotion costs represent all direct costs associated with direct mail, co-op, internet and telemarketing promotions, including incentive product costs incurred to acquire customers in the Company’s magazine business. Promotional costs are deferred when incurred and amortized in the proportion that current revenues bear to estimated total revenues.

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

Goodwill and other intangibles:

Goodwill and other intangible assets with indefinite lives are not amortized and are reviewed for impairment annually or more frequently if impairment indicators arise. With regard to goodwill, the Company compares the estimated fair value of its identified reporting units to the carrying value of the net assets. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the units.

With regard to other intangibles with indefinite lives, the Company determines the fair value by asset, which is then compared to its carrying value. The estimated fair value is determined utilizing the expected present value of the projected future cash flows of the asset. Intangible assets with definite lives consist principally of customer lists, covenants not to compete, and certain other intellectual property assets. Customer lists are amortized on a straight-line basis over a five-year period, while covenants not to compete are amortized on a straight-line basis over their contractual term. Other intellectual property assets are amortized over their remaining useful lives which range primarily from 3 to 5 years.

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

Pension obligations – Scholastic Corporation and certain of its subsidiaries have defined benefit pension plans covering the majority of their employees who meet certain eligibility requirements. The Company’s pension plans and other post-retirement benefits are accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In September 2006, the Financial Accounting Standards Board (the “FASB”) released SFAS No. 158,” “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106, and 132®” (“SFAS No. 158”).

On May 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, which required the Company to recognize the funded status of its pension plans in its May 31, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of taxes.

The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses (gains) and unrecognized prior service costs under the Company’s pension plans and other post-retirement benefits at May 31, 2007. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost or net periodic post-retirement benefit cost in the same periods will be recognized as a component of comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost or net periodic post-retirement benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income (loss) at the adoption of SFAS No. 158.

The incremental effect of adopting the provisions of SFAS No. 158 on the Company’s consolidated balance sheet at May 31, 2007 was a reduction in stockholders’ equity of $15.7 million, net of tax. The adoption of SFAS No. 158 had no effect on the Company’s results of operations or cash flows for the year ended May 31, 2007, or for any prior period presented, and it did not and will not have any effect on the Company’s results of operations or cash flows in periods after May 31, 2007. The Company adopted the measurement provision requirements of SFAS No. 158 effective May 31, 2008. The adoption of the measurement provision of SFAS No. 158 did not have any effect on the Company’s results of operations or cash flows for the year ended May 31, 2008 and will not have any effect on the Company’s results of operations or cash flows in the periods after May 31, 2008.

The Company’s pension calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost. A one percentage point change in the discount rate and expected long-term return on plan assets would have resulted in an increase or decrease in operating income for the year ended May 31, 2008 of approximately $0.3 million and $1.4 million, respectively. Pension benefits in the cash balance plan for employees located in the United States are based on formulas in which the employees’ balances are credited monthly with interest based on the average rate for one-year United States Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment period.

Other post-retirement benefits – Scholastic Corporation provides post-retirement benefits, consisting of healthcare and life insurance benefits, to retired United States-based employees. A majority of these employees may become eligible for these benefits if they reach normal retirement age while working for the Company. The post-retirement medical plan benefits are funded on a pay-as-you-go basis, with the Company paying a portion of the premium and the employee paying the remainder. The Company follows SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” in calculating the existing benefit obligation, which is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the service and interest cost components of net periodic post-retirement benefit cost. The assumed health care cost trend rate is used in the measurement of the long-term expected increase in medical claims. A one percentage point change in the discount rate and the medical cost trend rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2008 of approximately $0.1 million and $0.2 million, respectively.

Stock-based compensation – On June 1, 2006, the Company adopted SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS No. 123R using the modified-prospective application method and, accordingly, recognizes compensation cost for stock-based compensation for all new or modified grants after the date of adoption. In addition, the Company recognizes the unvested portion of the grant-date fair value of awards granted prior to the adoption based on the fair values previously calculated for disclosure purposes. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model requires management to make significant judgments and estimates. The use of different assumptions and estimates in the Black-Scholes option pricing model could have a material impact on the estimated fair value of option grants and the related expense. The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term is determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield is based on actual dividends paid or to be paid by the Company. When calculating expected stock price volatility, the Company utilizes the information for the preceding ten-year period.

Discontinued Operations – SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires the calculation of estimated fair value less cost to sell of long-lived assets. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections and the discount rate and terminal values developed in connection with the discounted cash flow; excess working capital levels; real estate values; and the anticipated costs involved in the selling process. The Company recognizes operations as discontinued when the operations have either been disposed of, or are expected to be disposed of in a sale transaction in the near term, the operations and cash flows of all discontinued operations have been eliminated, or will be eliminated upon consummation of the expected sale transaction, and the Company will not have any significant continuing involvement in the discontinued operations subsequent to the expected sale transaction.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to enter into the determination of taxable income.

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

In assessing the need for a valuation allowance, the Company estimates future taxable earnings, with consideration for the feasibility of ongoing tax planning strategies and the realizability of tax benefit carryforwards, to determine which deferred tax assets are more likely than not to be realized in the future. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. In the event that actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that a company has taken or expects to file in a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position in the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. Prior to the issuance of FIN 48, an uncertain tax position would not be recorded unless it was “probable” that a loss or reduction of benefits would occur. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within twelve months of the reporting date. The Company adopted the provisions of FIN 48 effective as of June 1, 2007.

Upon adoption of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $34 million, including approximately $6 million accrued for potential payments of interest and penalties, as more fully described in Note 9 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Corporation’s Board of Directors. The Audit Committee has reviewed the Company’s disclosure relating to the policies described in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations

				($ amounts in millions, except per share data)
				For fiscal years ended May 31,

	2008		2007		2006

	$	%(1)	$	%(1)	$	%(1)

Revenues:
Children’s Book Publishing and Distribution	1,164.7	52.8	937.7	48.8	1,111.3	54.1
Educational Publishing	414.1	18.8	412.8	21.5	416.1	20.3
Media, Licensing and Advertising	156.2	7.1	162.4	8.4	151.6	7.4
International	470.6	21.3	409.0	21.3	373.2	18.2

Total revenues	2,205.6	100.0	1,921.9	100.0	2,052.2	100.0

Cost of goods sold (exclusive of depreciation)(2)	1,053.7	47.8	893.4	46.5	1,002.9	48.9

Selling, general and administrative expenses	869.2	39.4	806.6	42.0	828.0	40.3
Bad debt expense(3)	11.4	0.5	12.8	0.6	14.8	0.7
Depreciation and amortization(4)	64.6	2.9	63.5	3.3	62.8	3.1

Operating income	206.7	9.4	145.6	7.6	143.7	7.0
Other income(5)	2.6	0.1	3.0	0.1	—	—
Interest income	3.1	0.1	2.6	0.1	3.5	0.2
Interest expense	32.9	1.5	33.5	1.7	35.8	1.8

Earnings from continuing operations before income taxes	179.5	8.1	117.7	6.1	111.4	5.4

Earnings from continuing operations	110.6	5.0	75.1	3.9	72.4	3.5
Loss from discontinued operations, net of tax	(127.8)	(5.8)	(14.2)	(0.7)	(3.8)	(0.2)

Net (loss) income	(17.2)	(0.8)	60.9	3.2	68.6	3.3

(Loss) earnings per share:
Basic:
Earnings from continuing operations	2.86		1.77		1.74
Loss from discontinued operations	(3.30)		(0.34)		(0.09)
Net (loss) income	(0.44)		1.43		1.65
Diluted:
Earnings from continuing operations	2.82		1.75		1.72
Loss from discontinued operations	(3.26)		(0.33)		(0.09)
Net (loss) income	(0.44)		1.42		1.63

(1)	Represents percentage of total revenues.

(2)	In fiscal 2006, the Company recorded pre-tax costs of $3.2, or $0.05 per diluted share, related to the write-down of certain print reference set assets.

(3)

In fiscal 2006, the Company recorded pre-tax bad debt expense of $2.9, or $0.04 per diluted share, associated with the bankruptcy of a for-profit educational services customer included in the Educational Publishing segment.

(4)	In fiscal 2008, the Company recorded a pre-tax $3.8 charge or $0.06 per diluted share related to the impairment of certain intangible assets and prepublication costs.

(5)	In fiscal 2008, the Company recorded $2.6 in other income or $0.04 per diluted share representing a gain on note repurchases of $2.1 or $0.03 per diluted share, and a currency gain on settlement of a loan of $1.4, or $0.02 per diluted share, partially offset by $0.9, or $0.01 per diluted share of expense from an early termination of one of the Company’s subleases. In fiscal 2007, the Company sold its remaining portion of an equity investment, resulting in a pre-tax gain of $3.0, or $0.04 per diluted share.

Results of Operations – Consolidated

Revenues for fiscal 2008 from continuing operations increased 14.8%, or $283.7 million, to $2,205.6 million, as compared to $1,921.9 million in fiscal 2007. This increase related primarily to $227.0 million in higher revenues from the Children’s Book Publishing and Distribution segment principally due to the fiscal 2008 release of Harry Potter and the Deathly Hallows, the seventh and final book in the series, and the International segment, which increased by $61.6 million, which included $41.1 million of currency exchange gain. Revenues for fiscal 2007 decreased 6.3%, or $130.3 million, as compared to $2,052.2 million in fiscal 2006. This decrease related primarily to $173.6 million in lower revenues from the Children’s Book Publishing and Distribution segment, principally due to the fiscal 2006 release of Harry Potter and the Half-Blood Prince. This decrease was partially offset by higher revenues from the International and Media, Licensing and Advertising segments of $35.8 million and $10.8 million, respectively.

Cost of goods sold for fiscal 2008 increased to $1,053.7 million, or 47.8% of revenues, compared to $893.4 million, or 46.5% of revenues, in the prior fiscal year. This increase was primarily due to costs related to the release of Harry Potter and the Deathly Hallows in fiscal 2008. In fiscal 2007, Cost of goods sold decreased 10.9%, or by $109.5 million, as compared to $1,002.9 million, or 48.9% of revenues, in fiscal 2006, primarily due to the Harry Potter release in fiscal 2006. In fiscal 2006, Cost of goods sold included $3.2 million related to the write-down of certain print reference set assets, which was included in the Educational Publishing segment.

Selling, general and administrative expenses for fiscal 2008 increased to $869.2 million from $806.6 million principally due to costs related to the Harry Potter release in July 2007, higher employee related expenses of $14.5 million primarily due to planned investments in the sales and service organizations in the Educational Publishing segment, and the impact of foreign currency exchange rates of $11.2 million. In fiscal 2007, Selling, general and administrative expenses decreased by $21.4 million from $828.0 million in the prior fiscal year due to reduced employee and employee-related expenses. As a percentage of revenue, Selling, general and administrative expenses were 39.4% in fiscal 2008, 42.0% in fiscal 2007 and 40.3% in fiscal 2006 with the lower levels in fiscal 2008 and fiscal 2006 primarily due to the revenue benefits of the Harry Potter releases in those fiscal years without a corresponding increase in related expense.

Bad debt expense for fiscal 2008 decreased by $1.4 million to $11.4 million, compared to $12.8 million in fiscal 2007. In fiscal 2007, Bad debt expense decreased by $2.0 million as compared to $14.8 million in fiscal 2006. Fiscal 2006 included Bad debt expense of $2.9 million associated with the bankruptcy of a for-profit educational services customer in the Educational Publishing segment.

Depreciation and amortization expense for fiscal 2008 increased to $64.6 million, compared to $63.5 million in fiscal 2007. Depreciation and amortization expense for fiscal 2007 increased by $0.7 million as compared to $62.8 million in fiscal 2006.

The resulting operating income for fiscal 2008 increased by $61.1 million, or 42.0%, to $206.7 million, as compared to $145.6 million in the prior fiscal year. This increase reflected $73.5 million in higher operating income from the Children’s Book Publishing and Distribution segment, partially offset by a decrease of $11.7 million in the Educational Publishing segment, as compared to the prior fiscal year. In fiscal 2007, operating income increased by $1.9 million, or 1.3%, compared to $143.7 million in the prior fiscal year.

Other income, net for fiscal 2008 was $2.6 million consisting of other income of $1.4 million related to a foreign exchange gain on settlement of a loan and $2.1 million related to the repurchase of a portion of the Corporation’s 5% Notes due April 15, 2013 (the “5% Notes”), offset by a $ 0.9 million charge recorded in connection with the early termination of one of the

Company’s subleases. In fiscal 2007, the Company recorded $3.0 million in other income, representing the gain recognized on the sale of an equity investment in a French publishing company.

Interest income for fiscal 2008 increased to $3.1 million, compared to $2.6 million in fiscal 2007 and $3.5 million in fiscal 2006. The lower level in fiscal 2007 was due to the use of excess cash balances for the repayment upon maturity of the Corporation’s 5.75% senior, unsecured notes due January 15, 2007 (“5.75% Notes”).

Interest expense for fiscal 2008 decreased to $32.9 million, as compared to $33.5 million in fiscal 2007. Interest expense for fiscal 2007 decreased by $2.3 million as compared to $35.8 million in fiscal 2006, due to the repayment of $258.0 million of the 5.75% Notes due 2007 that remained outstanding at maturity in January 2007.

The Company’s provision for income taxes with respect to continuing operations resulted in an effective tax rate of 38.4%, 36.2% and 35.0% for fiscal 2008, 2007 and 2006, respectively.

Earnings from continuing operations increased by $35.5 million, or 47.3%, to $110.6 million in fiscal 2008, from $75.1 million in fiscal 2007, which increased by $2.7 million, or 3.7%, from $72.4 million in fiscal 2006. The basic and diluted earnings from continuing operations per share of Class A Stock and Common Stock were $2.86 and $2.82, respectively, in fiscal 2008, $1.77 and $1.75, respectively, in fiscal 2007, and $1.74 and $1.72, respectively, in fiscal 2006.

Loss from discontinued operations, net of tax increased to $127.8 million in fiscal 2008 as compared to $14.2 million in fiscal 2007. This increase was substantially due to the write-down of certain assets associated with the decision to sell the DTH business. In fiscal 2006, the Company had a loss from discontinued operations of $3.8 million, as compared to the loss in fiscal 2007 of $14.2 million.

The resulting net loss for fiscal 2008 was $17.2 million, or $0.44 per basic and diluted share, as compared to net income of $60.9 million, or $1.43 and $1.42 per basic and diluted share, respectively, in the prior fiscal year. Net income in fiscal 2007 decreased by $7.7 million, as compared to $68.6 million, or $1.65 and $1.63 per basic and diluted share, respectively, in fiscal 2006. The weighted average shares of Class A Stock and Common Stock outstanding, which is used to calculate earnings or loss per share, were lower in fiscal 2008 compared to fiscal 2007 and fiscal 2006 primarily due to an accelerated share repurchase agreement entered into by the Corporation on June 1, 2007 (the “ASR”), as more fully discussed in Note 11 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”.

Results of Operations - Segments

CHILDREN‘S BOOK PUBLISHING AND DISTRIBUTION

	($ amounts in millions)

	2008		2007	2006

Revenue	$1,164.7		$937.7	$1,111.3
Operating income	169.0	(1)	95.5	121.2

Operating margin	14.5%		10.2%	10.9%

(1)	Includes $2.3 of costs related to the impairment of certain intangible assets.

Revenues in the Children’s Book Publishing and Distribution segment accounted for 52.8% of the Company’s revenues in fiscal 2008, 48.8% in fiscal 2007 and 54.1% in fiscal 2006. In fiscal 2008, segment revenues increased by $227.0 million, or 24.2%, to $1,164.7 million from $937.7 million in the prior fiscal year. This increase was primarily due to higher revenues in the Company’s trade business, which rose by $238.9 million driven by the release of Harry Potter and the Deathly Hallows in July 2007, as well as higher revenues from school-based book fairs, which improved by $12.0 million. These improvements were partially offset by a $23.9 million decline in school-based book club revenues as compared to the prior fiscal year. In fiscal 2007, segment revenues decreased by $173.6 million, or 15.6%, from $1,111.3 million in fiscal 2006. This decrease was primarily attributable to a $169.2 million decline in the Company’s trade revenues, in a year without a Harry Potter release.

The trade distribution channel accounted for 36.3% of segment revenues in fiscal 2008, compared to 19.6% in fiscal 2007 and 31.7% in fiscal 2006. Trade revenues increased by $238.9 million to $422.3 million in fiscal 2008 compared to $183.4 million in fiscal 2007, principally due to the release of Harry Potter and the Deathly Hallows in July 2007. In fiscal 2007, trade revenues decreased by $169.2 million from $352.6 million in fiscal 2006, principally due to lower Harry Potter revenues in fiscal 2007. Trade revenues for Harry Potter were approximately $270 million, $20 million and $195 million in fiscal 2008, 2007 and 2006, respectively.

Revenues from school-based book fairs accounted for 34.8% of segment revenues in fiscal 2008, compared to 42.0% in fiscal 2007 and 34.6% in fiscal 2006. In fiscal 2008, school-based book fair revenues increased 3.0%, or by $12.0 million, to $405.7 million compared to $393.7 million in fiscal 2007. The fiscal 2007 revenues increased by 2.3%, or $8.9 million, from $384.8 million in fiscal 2006. The revenue increases over both periods were primarily due to growth in revenue per fair driven by product offerings better tailored to customer demand.

School-based book club revenues accounted for 28.9% of segment revenues in fiscal 2008, compared to 38.4% in fiscal 2007 and 33.7% in fiscal 2006. In fiscal 2008, school-based book club revenues decreased by 6.6%, or $23.9 million, to $336.7 million as compared to $360.6 million in fiscal 2007, primarily due to the elimination of certain less profitable mailings. In fiscal 2007, school-based book club revenues declined by 3.6%, or $13.3 million, as compared to $373.9 million in fiscal 2006, primarily due to the previously-announced elimination of the Troll/Carnival and Trumpet book clubs in the fall of 2006.

Segment operating income in fiscal 2008 improved by $73.5 million, or 77.0%, to $169.0 million, compared to $95.5 million in fiscal 2007. The improvement was principally due to better operating results in the trade business, driven by the higher Harry Potter revenues, and in the school-based book fairs business due to higher revenues. This improvement was partially offset by lower operating income in the school-based book clubs business and costs associated with increased market testing and the roll-out of the new online selling platform primarily in the fourth quarter.

In fiscal 2007, segment operating income declined by $25.7 million, or 21.2%, from $121.2 million in fiscal 2006, principally attributable to lower operating results in the Company’s trade business, primarily due to the lower Harry Potter revenues. This decline was partially offset by improved operating results in the school-based book clubs business due to reduced promotional costs and fulfillment efficiencies that resulted from the Company’s cost reduction programs, including the elimination of the Troll/Carnival and Trumpet book clubs.

EDUCATIONAL PUBLISHING

	($ amounts in millions)

	2008	2007	2006

Revenue	$414.1	$412.8	$416.1
Operating income	64.6	76.3	69.3	(1)

Operating margin	15.6%	18.5%	16.7%

(1)	Includes $3.2 of costs related to the write-down of certain print reference set assets and bad debt expense of $2.9 related to the bankruptcy of a customer.

Revenues in the Educational Publishing segment accounted for 18.8% of the Company’s revenues in fiscal 2008, 21.5% in fiscal 2007 and 20.3% in fiscal 2006. In fiscal 2008, segment revenues slightly increased by $1.3 million to $414.1 million from $412.8 million in the prior fiscal year. The increase is primarily due to incremental revenues from school consulting and professional development services partially offset by school classroom and library revenues. Technology revenues in fiscal 2008 were essentially flat as compared to fiscal 2007. In fiscal 2007, segment revenues decreased by $3.3 million from $416.1 million in fiscal 2006. Revenues from sales of educational technology products, which include the Company’s READ 180® reading intervention program, increased by $20.0 million, but were more than offset by lower revenues from the balance of the segment, including an $18.6 million decrease in paperback collections and library publishing revenues.

In fiscal 2008, segment operating income decreased by $11.7 million, or 15.3%, to $64.6 million, as compared to $76.3 million in the prior fiscal year, primarily due to planned investments in the sales and service organizations in fiscal 2008. Segment operating income in fiscal 2007 increased by $7.0 million, or 10.1%, from $69.3 million in fiscal 2006, reflecting the higher revenues from sales of educational technology products, which have relatively higher margins. Fiscal 2006 segment results included $3.2 million of costs primarily due to the accelerated amortization of prepublication costs related to the Company’s decision not to update certain print reference sets in response to increased use of internet-based reference products and $2.9 million of bad debt expense related to the bankruptcy of a for-profit educational services customer.

MEDIA, LICENSING AND ADVERTISING

	($ amounts in millions)

	2008	2007	2006

Revenue	$156.2	$162.4	$151.6
Operating income	10.4	15.9	10.1

Operating margin	6.7%	9.8%	6.7%

Revenues in the Media, Licensing and Advertising segment accounted for 7.1% of the Company’s revenues in fiscal 2008, 8.4% in fiscal 2007 and 7.4% in fiscal 2006. In fiscal 2008, segment revenues decreased by $6.2 million, or 3.8%, to $156.2 million from $162.4 million in fiscal 2007 primarily due to $4.4 million lower revenues from sales of software and interactive products primarily through the Company’s school-based book fairs and a decline of $2.8 million in television programming revenue as fewer episodes of programming were delivered during fiscal 2008. In fiscal 2007, segment revenues increased by $10.8 million from $151.6 million in fiscal 2006. This improvement was primarily due to a $15.4 million increase in revenues from sales of software and interactive products and a $3.0 million increase in consumer magazine revenues, partially offset by a decline of $8.5 million in television programming revenue during fiscal 2007.

Segment operating income in fiscal 2008 declined by $5.5 million to $10.4 million from $15.9 million in fiscal 2007, primarily due to the lower revenues from the sales of software and interactive products. In fiscal 2007, segment operating income increased $5.8 million as compared to $10.1 million in fiscal 2006, principally due to the higher revenues from sales of software and interactive products.

INTERNATIONAL

	($ amounts in millions)

	2008	2007	2006

Revenue	$470.6	$409.0	$373.2
Operating income	39.5	35.7	24.7

Operating margin	8.4%	8.7%	6.6%

Revenues in the International segment accounted for 21.3% of the Company’s revenues in fiscal 2008 and fiscal 2007 and 18.2% in fiscal 2006. In fiscal 2008, segment revenues increased by $61.6 million, or 15.1%, to $470.6 million from $409.0 million in the prior fiscal year. This increase was due to the favorable impact of foreign currency exchange rates of $41.1 million, as well as local currency revenue growth in the United Kingdom, Australia and New Zealand of $10.1 million, $6.4 million and $4.1 million, respectively. In fiscal 2007, International revenues increased by $35.8 million from $373.2 million, primarily due to the favorable impact of foreign currency exchange rates of $17.1 million, as well as local currency revenue growth in all of the Company’s international locations.

Segment operating income in fiscal 2008 increased by $3.8 million, or 10.6%, to $39.5 million as compared to $35.7 million in the prior fiscal year, primarily due to the favorable impact of foreign currency exchange rates. In fiscal 2007, segment operating income increased by $11.0 million from $24.7 million due to higher operating results in all of the Company’s international locations.

Liquidity and Capital Resources

The Company’s cash and cash equivalents, including the cash of the discontinued operations, totaled $120.4 million at May 31, 2008, compared to $22.8 million at May 31, 2007 and $205.3 million at May 31, 2006. The increase from May 31, 2007 to May 31, 2008 was due to a $35.5 million improvement in earnings from continuing operations, substantially due to the higher Harry Potter revenues in the current fiscal year as well as increases in working capital during the fiscal year due to improvement in accounts receivables prepaid’s and accrued royalties. The decrease of $182.5 million from May 31, 2006 to May 31, 2007 reflects the use of excess cash balances for the repayment of the 5.75% Notes at maturity on January 15, 2007.

Net cash provided by operating activities increased by $126.5 million to $308.6 million in fiscal 2008 compared to $182.4 million in fiscal 2007. This increase was primarily related to the improvement in earnings from continuing operations and certain working capital changes between the two periods. The most significant working capital changes that had a positive effect on cash flows occurred in accounts receivable, which provided cash of $4.3 million in the current fiscal year as compared to a use of cash of $23.9 million in the prior year due to improved collections; and timing of royalty payments which provided cash of $11.3 million compared to $1.5 million in the prior year.

Net cash used in investing activities increased to $123.4 million for the fiscal year ended May 31, 2008 from $107.1 million in the prior fiscal year, reflecting increased prepublication expenditures for new product development in the Educational Publishing segment.

Net cash used in financing activities was $76.5 million in fiscal 2008 as compared to $243.9 million in fiscal 2007. This $167.4 million change was due to the repurchase in the open market and repayment at maturity of an aggregate of $294.0 million of the Corporation’s 5.75% Notes during the prior fiscal year, partially offset by net borrowings of revolving credit facilities in the current fiscal year period equal to $125.0 million as compared to net borrowings under revolving credit facilities in the prior fiscal year equal to $31.4 million. In addition, during the current fiscal year period, the Company used the $200.0 million proceeds from the Term Loan (as described under “Financing” below) to fund the purchase by the Corporation of shares of Common Stock pursuant to the ASR and used an additional $20.0 million for open market purchase of Common Stock.

Due to the seasonality of its businesses, as discussed in Item 1, “Business - Seasonality,” the Company typically experiences negative cash flow in the June through October time period. As a result of the Company’s business cycle, seasonal borrowings have historically increased during June, July and August, have generally peaked in September and October, and have declined to their lowest levels in May.

The Company’s operating philosophy is to use cash provided from operating activities to create value by paying down debt, to reinvest in existing businesses and, from time to time, to make acquisitions that will complement its portfolio of businesses and from time to time engaging in shareholder enhancement initiatives, such as share purchases or dividend declarations. The Company believes that funds generated by its operations and funds available under its current or new credit facilities will be sufficient to finance its short- and long-term capital requirements.

The Company believes it has adequate access to capital to finance its on going operating needs and to repay its debt obligations as they become due. As of May 31, 2008, the Company was rated BB by Standard & Poor’s Rating Services and Ba1 by Moody’s Investors Service. Under prevailing market conditions, the Company believes that these ratings afford it adequate access to the public and private markets for debt.

The following table summarizes, as of May 31, 2008, the Company’s contractual cash obligations by future period (see Notes 5 and 6 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

	Payments Due by Period

Contractual Obligations(2)	1 Year or Less	Years 2-3	Years 4-5	After Year 5	Total

Minimum print quantities	$38.5	$62.7	$65.6	$254.1	$420.9
Royalty advances	1.7	1.4	0.1	—	3.2
Lines of credit and short-term debt(1)	11.8	—	—	—	11.8
Capital leases(1)	10.3	14.5	11.9	206.5	243.2
Debt(1)	51.2	153.6	175.3	—	380.1
Pension and post-retirement plans	14.0	28.4	28.5	74.0	144.9
Operating leases	39.8	56.1	41.8	66.3	204.0

Total	$167.3	$316.7	$323.2	$600.9	$1,408.1

(1)	Includes principal and interest.

(2)	Obligations for income tax uncertainties pursuant to FIN 48 of approximately $39.8 are not included in the table above as the Company is uncertain as to if or where such amounts may be settled.

Financing

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) elected to replace the Company’s then-existing credit facilities, the Credit Agreement and the Revolver (as discussed below), with a new $525.0 million credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 million revolving credit component (the “Revolving Loan”) and a $200.0 million amortizing term loan component (the “Term Loan”). The Loan Agreement is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2012. The $325.0 million Revolving Loan component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0 million. The $200.0 million Term Loan component was established in order to fund the purchase by the Corporation of shares of its Common Stock pursuant to the ASR (as more fully described in Note 11 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”) and was fully drawn on June 28, 2007 in connection with that transaction. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7 million, with the first payment made on December 31, 2007, and a final payment of $7.4 million due on June 1, 2012. Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing Federal Funds rate plus 0.5% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.50% to 1.25% based on the Company’s prevailing consolidated debt to total capital ratio. As of May 31, 2008, the applicable margin on the Term Loan was 0.875 % and the applicable margin on the Revolving Loan was 0.70%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.25% per annum on the Revolving Loan only, which at May 31, 2008 was 0.175%. As of May 31, 2008, $178.6 million was outstanding under the Term Loan at an interest rate of 3.8%. There were no outstanding borrowings under the Revolving Loan as of May 31, 2008. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at May 31, 2008 the Company was in compliance with these covenants.

The Loan Agreement replaced the Company’s Credit Agreement and Revolver. The Credit Agreement was a $190.0 million unsecured revolving credit facility and the Revolver was a $40.0 million unsecured revolving loan agreement, both of which were scheduled to expire in 2009 but were terminated, at the election of the Borrowers, as of June 1, 2007. There were no outstanding borrowings under the Credit Agreement or Revolver at May 31, 2007.

During the fourth quarter of fiscal 2008, the Company renewed unsecured money market bid rate credit lines totaling $50.0 million that were originally entered into during the fourth quarter of fiscal 2007. There were no outstanding borrowings under these credit lines at May 31, 2008 and $41.0 million was outstanding at May 31, 2007. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term, not to exceed 364 days, agreed to at the time each loan is made. The weighted average interest rate for all money market bid rate loans outstanding on May 31, 2007 was 6.2%. These credit lines are typically available for loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

As of May 31, 2008, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $70.6 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $11.8 million at May 31, 2008 at a weighted average interest rate of 6.4% as compared to the equivalent of $25.2 million at May 31, 2007 at a weighted average interest rate of 7.0%.

At May 31, 2008 and 2007, the Company had open standby letters of credit of $8.4 million issued under certain credit lines. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

The Company’s total debt obligations were $349.7 million at May 31, 2008 and $239.6 million at May 31, 2007. The higher level of debt at May 31, 2008 compared to the levels at May 31, 2007 was primarily due to the $200.0 million Term Loan drawn to finance the ASR in June 2007, partially offset by the reduced borrowing requirements of the Company in fiscal 2008 resulting from the higher Harry Potter receipts during the period.

For a more complete description of the Company’s debt obligations, see Note 5 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Acquisitions

In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such opportunities and prospects.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted for all assets and liabilities that have not been specifically deferred. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address

Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”. Collectively, these Staff Positions allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis and amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), to provide companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 will become effective for the Company’s fiscal year beginning June 1, 2008. The Company is currently evaluating the impact, if any, that SFAS 159 will have on its consolidated financial position, results of operation and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer accounts for business combinations. SFAS 141R includes guidance for the recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any noncontrolling or minority interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies and acquisition-related transaction costs, and the recognition of changes in the acquiror’s income tax valuation allowance. SFAS 141R applies prospectively and is effective for business combinations made by the Company beginning June 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. SFAS 160 is effective for the Company beginning June 1, 2009 and is to be applied prospectively, except for the presentation and disclosure requirements, which upon adoption will be applied retrospectively for all periods presented. The Company is currently evaluating the impact, if any, that SFAS 160 will have on its consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the impact, if any, that FAS 142-3 will have on its consolidated financial position, results of operations and cash flows.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 55% of the Company’s debt at May 31, 2008 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 28% at May 31, 2007. The increase in variable-rate debt as of May 31, 2008 compared to May 31, 2007 was primarily due to the $200.0 million variable-rate Term Loan drawn to finance the ASR in June 2007. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of May 31, 2008 (see Note 5 of Notes to Consolidated Financial Statements in Item 8, Consolidated Financial Statements and Supplementary Data”):

				($ amounts in millions)

							Fair Value as of May 31, 2008
	Fiscal Year Maturity
	2009	2010	2011	2012	Thereafter	Total

Debt Obligations
Lines of credit and short-term debt	$11.8	$—	$—	$—	$—	$11.8	$11.8
Average interest rate	6.4%
Long-term debt including Current portion:
Fixed-rate debt	$—	$—	$—	$—	$160.5	$160.5	$134.8
Average interest rate					5.0%
Variable-rate debt	$42.8	$42.8	$42.8	$42.8	$7.4 (1)	$178.6	$178.6
Interest rate(2)	3.8%	3.8%	3.8%	3.8%	3.8%

(1)	Represents the final payment under the Term Loan, which has a final maturity of June 1, 2012 but may be repaid at any time.

(2)	Represents the interest rate under the Term Loan at May 31, 2008; the interest rate is subject to change over the life of the Term Loan.

Item 8 | Consolidated Financial Statements and Supplementary Data

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Statements of Operations

	(Amounts in millions, except per share data) Years ended May 31,

	2008	2007	2006

Revenues	$2,205.6	$1,921.9	$2,052.2
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation)	1,053.7	893.4	1,002.9
Selling, general and administrative expenses	869.2	806.6	828.0
Bad debt expense	11.4	12.8	14.8
Depreciation and amortization	64.6	63.5	62.8

Total operating costs and expenses	1,998.9	1,776.3	1,908.5

Operating income	206.7	145.6	143.7
Other income	2.6	3.0	—
Interest income	3.1	2.6	3.5
Interest expense	32.9	33.5	35.8

Earnings from continuing operations before income taxes	179.5	117.7	111.4
Provision for income taxes	68.9	42.6	39.0

Earnings from continuing operations	110.6	75.1	72.4

Loss from discontinued operations, net of tax	(127.8)	(14.2)	(3.8)

Net (Loss) Income	$(17.2)	$60.9	$68.6

Basic and diluted (loss) earnings per Share of Class A and Common Stock:

Basic:
Earnings from continuing operations	$2.86	$1.77	$1.74
Loss from discontinued operations	$(3.30)	$(0.34)	$(0.09)
Net (loss) income	$(0.44)	$1.43	$1.65
Diluted:
Earnings from continuing operations	$2.82	$1.75	$1.72
Loss from discontinued operations	$(3.26)	$(0.33)	$(0.09)
Net (loss) income	$(0.44)	$1.42	$1.63

See accompanying notes

Consolidated Balance Sheets

ASSETS	2008	2007

		(Restated)

Current Assets:
Cash and cash equivalents	$120.0	$21.6
Accounts receivable (less allowance for doubtful accounts of $17.8 at May 31, 2008 and $15.9 at May 31, 2007)	220.1	230.7
Inventories	370.2	375.4
Deferred promotion costs	5.9	5.7
Deferred income taxes	116.9	71.5
Prepaid expenses and other current assets	54.2	51.5
Current assets of discontinued operations	30.7	160.5

Total current assets	918.0	916.9

Property, Plant and Equipment:
Land	12.8	12.6
Buildings	113.4	108.1
Capitalized software	207.3	277.0
Furniture, fixtures and equipment	280.8	188.6
Leasehold improvements	179.1	175.3

	793.4	761.6

Less accumulated depreciation and amortization	(434.8)	(402.9)

Net property, plant and equipment	358.6	358.7

Other Assets and Deferred Charges:
Prepublication costs	110.6	100.7
Installment receivables	0.9	0.9
Royalty advances (less allowance for reserves of $62.4 at May 31, 2008 and $56.8 at May 31, 2007)	48.6	50.3
Production costs	4.9	4.3
Goodwill	172.3	173.5
Other intangibles	47.5	50.0
Noncurrent deferred income taxes	42.6	38.5
Other	57.6	53.5
Noncurrent assets of discontinued operations	—	69.4

Total other assets and deferred charges	485.0	541.1

Total assets	$1,761.6	$1,816.7

See accompanying notes

(Amounts in millions, except share data)
Balances at May 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2008	2007

		(Restated)

Current Liabilities:
Lines of credit and current portion of long-term debt	$54.6	$66.2
Capital lease obligations	4.9	5.5
Accounts payable	109.7	121.7
Accrued royalties	46.2	34.3
Deferred revenue	36.2	24.2
Other accrued expenses	173.6	138.0
Current liabilities of discontinued operations	16.5	24.2

Total current liabilities	441.7	414.1

Noncurrent Liabilities:
Long-term debt	295.1	173.4
Capital lease obligations	56.7	59.8
Other noncurrent liabilities	95.0	100.1
Noncurrent liabilities of discontinued operations	—	1.3

Total noncurrent liabilities	446.8	334.6

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value Authorized – 2,000,000 shares; Issued – None	—	—
Class A Stock, $.01 par value Authorized – 4,000,000 shares; Issued and Outstanding 1,656,200 shares	0.0	0.0
Common Stock, $.01 par value Authorized – 70,000,000 shares; Issued – 42,882,304: Outstanding – 36,444,518 shares (41,422,121 shares issued and outstanding at May 31, 2007)	0.4	0.4
Additional paid-in capital	539.1	490.3
Accumulated other comprehensive loss	(34.7)	(34.5)
Retained earnings	588.3	611.8
Treasury stock at cost	(220.0)	—

Total stockholders’ equity	873.1	1,068.0

Total liabilities and stockholders’ equity	$1,761.6	$1,816.7

[This Page Intentionally Left Blank]

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

					Additional Paid-in Capital
	Class A Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at May 31, 2005, as previously reported	1,656,200	$0.0	39,076,544	$0.4	$424.0
Cumulative effect of restatement	—	—	—	—	—
Balance at May 31, 2005 (Restated)	1,656,200	0.0	39,076,544	0.4	424.0
Comprehensive income:
Net income
Other comprehensive income, net:
Foreign currency translation adjustment
Minimum pension liability adjustment, net of tax of $4.4
Total other comprehensive income
Total comprehensive income
Deferred compensation, net of amortization			26,690	0.0	0.3
Proceeds from issuance of common stock pursuant to employee stock-based plans			1,179,012	0.0	28.7
Tax benefit realized from employee stock-based plans					5.7

Balance at May 31, 2006 (Restated)	1,656,200	$0.0	40,282,246	$0.4	$458.7
Comprehensive income:
Net income
Other comprehensive income, net:
Foreign currency translation adjustment
Minimum pension liability adjustment, net of tax of $1.2
Total other comprehensive income
Total comprehensive income
Adoption of SFAS No. 158, net of tax $(8.5)
Stock-based compensation (SFAS No. 123R)			22,148	0.0	1.6
Proceeds from issuance of common stock pursuant to employee stock-based plans			1,117,727	0.0	26.8
Tax benefit realized from employee stock-based plans					3.2

Balance at May 31, 2007 (Restated)	1,656,200	$0.0	41,422,121	$0.4	$490.3
Comprehensive income:
Net loss
Other comprehensive income (loss), net:
Foreign currency translation adjustment
Pension and postretirement adjustments recognized in accordance with SFAS 158 (net of tax of (1.2)
Total other comprehensive loss
Total comprehensive income (loss)
Stock-based compensation (SFAS No. 123R)					7.0
Adoption FIN 48
Proceeds from issuance of common stock pursuant to employee stock-based plans					37.6
Tax benefit realized from employee stock-based plans			1,460,183		4.2
Purchases of treasury stock at cost			(6,437,786)

Balance at May 31, 2008	1,656,200	$0.0	36,444,518	$0.4	$539.1

See accompanying notes

(Amounts in millions, except share data)
Years ended May 31, 2008, 2007, 2006 and 2005

	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders’ Equity

Balance at May 31, 2005, as previously reported	$(2.1)	$(28.5)	$543.3	$0.0	$937.1
Cumulative effect of restatement	—	—	(61.0)	—	(61.0)
Balance at May 31, 2005 (Restated)	(2.1)	(28.5)	482.3	0.0	876.1
Comprehensive income:
Net income			68.6		68.6
Other comprehensive income, net:
Foreign currency translation adjustment		0.8			0.8
Minimum pension liability adjustment, net of tax of $4.4		7.6			7.6

Total other comprehensive income					8.4

Total comprehensive income					77.0
Deferred compensation, net of amortization	0.5				0.8
Proceeds from issuance of common stock pursuant to employee stock-based plans					28.7
Tax benefit realized from employee stock-based plans					5.7

Balance at May 31, 2006 (Restated)	$(1.6)	$(20.1)	$550.9	$0.0	$988.3
Comprehensive income:
Net income			60.9		60.9
Other comprehensive income, net:
Foreign currency translation adjustment		(1.0)			(1.0)
Minimum pension liability adjustment, net of tax of $1.2		2.3			2.3

Total other comprehensive income					1.3

Total comprehensive income					62.2
Adoption of SFAS No. 158, net of tax $(8.5)		(15.7)			(15.7)
Stock-based compensation (SFAS No. 123R)	1.6				3.2
Proceeds from issuance of common stock pursuant to employee stock-based plans					26.8
Tax benefit realized from employee stock-based plans					3.2

Balance at May 31, 2007 (Restated)	$0.0	$(34.5)	$611.8	$0.0	$1,068.0
Comprehensive income:
Net loss			(17.2)		(17.2)
Other comprehensive income (loss), net:
Foreign currency translation adjustment		2.0			2.0
Pension and postretirement adjustments recognized in accordance with SFAS 158 (net of tax of $(0.8))		(2.1)			(2.1)

Total other comprehensive loss					(0.1)

Total comprehensive income (loss)					(17.3)
Stock-based compensation (SFAS No. 123R)					7.0
Adoption FIN 48			(6.4)		(6.4)
Proceeds from issuance of common stock pursuant to employee stock-based plans					37.6
Tax benefit realized from employee stock-based plans					4.2
Purchases of treasury stock at cost				(220.0)	(220.0)

Balance at May 31, 2008	$0.0	$(34.6)	$588.2	$(220.0)	$873.1

Consolidated Statements of Cash Flows

(Amounts in millions) Years ended May 31,

	2008	2007	2006

Cash flows provided by (used in) operating activities:
Net (loss) income	$(17.2)	$60.9	$68.6
Loss from discontinued operations, net of tax	(127.8)	(14.2)	(3.8)
Earnings from continuing operations	110.6	75.1	72.4
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities of continuing operations:
Provisions for losses on accounts receivable and other reserves	46.7	45.1	44.4
Amortization of prepublication and production costs	46.2	56.9	66.3
Depreciation and amortization	64.6	63.5	62.8
Deferred income taxes	19.1	(0.6)	(2.2)
Changes in assets and liabilities:
Accounts receivable	4.3	(23.9)	(8.2)
Inventories	(16.8)	(15.0)	(45.0)
Prepaid expenses and other current assets	11.6	(3.2)	(5.6)
Deferred promotion costs	0.3	—	1.5
Royalty advances	(5.0)	(8.8)	9.1
Accounts payable and other accrued expenses	(0.7)	(25.6)	32.6
Accrued royalties	11.3	1.5	(3.2)
Deferred revenue	12.9	2.2	(4.4)
Other, net	3.8	15.2	16.3

Total adjustments	198.3	107.3	164.4

Net cash provided by operating activities of continuing operations	308.9	182.4	236.8
Net cash used in operating activities of discontinued operations	(0.3)	(2.9)	(17.5)
Net cash provided by operating activities	308.6	179.5	219.3
Cash flows provided by (used in) investing activities:
Prepublication expenditures	(54.3)	(44.6)	(46.8)
Additions to property, plant and equipment	(56.8)	(46.1)	(58.7)
Production expenditures	(4.5)	(5.5)	(12.9)
Repayment of loan from investee	6.2	5.6	5.7
Loan to investee	(6.1)	(7.7)	(5.3)
Other	(2.6)	(1.8)	(4.5)

Net cash used in investing activities of continuing operations	(118.1)	(100.1)	(122.5)
Net cash used in investing activities of discontinued operations	(5.3)	(7.0)	(10.2)
Net cash used in investing activities	(123.4)	(107.1)	(132.7)
Cash flows provided by (used in) financing activities:
Borrowings under Credit Agreement, Revolver and Revolving Loan	390.0	349.0	170.3
Repayments of Credit Agreement, Revolver and Revolving Loan	(211.4)	(349.0)	(170.3)
Repurchase/repayment of 5.75% and 5% Notes	(14.5)	(294.0)	(6.0)
Borrowings under lines of credit	470.9	270.0	248.2
Repayments of lines of credit	(524.5)	(238.6)	(240.8)
Repayment of capital lease obligations	(5.5)	(7.5)	(10.3)
Reacquisition of Common Stock	(220.0)	—	—
Proceeds pursuant to stock-based compensation plans	37.5	26.9	28.7
Other	1.0	(0.7)	—

Net cash provided by (used in) financing activities of continuing operations	(76.5)	(243.9)	19.8
Net cash used in financing activities of discontinued operations	—	—	—
Net cash provided by (used in) financing activities	(76.5)	(243.9)	19.8
Effect of exchange rate changes on cash and cash equivalents	(11.1)	(11.0)	(11.7)

Net increase (decrease) in cash and cash equivalents	97.6	(182.5)	94.7
Cash and cash equivalents at beginning of year, including cash of discontinued operations of $1.2, $3.6, and $5.1 at June 1, 2007, 2006 and 2005, respectively	22.8	205.3	110.6

Cash and cash equivalents at end of year, including cash of discontinued operations of $0.4, $1.2 and $3.6 at May 31, 2008, 2007 and 2006, respectively	120.4	22.8	205.3

See accompanying notes

Consolidated Statements of Cash Flows

(Amounts in millions) Years ended May 31,

	2008	2007	2006

Supplemental information:
Income taxes paid	$45.9	$24.7	$35.9
Interest paid	33.1	28.1	27.2
Non-cash investing and financing activities: Capital leases	1.9	2.6	3.4

See accompanying notes

Notes to Consolidated Financial Statements

(Amounts in millions, except share and per share data)

1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the business

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is a global children’s publishing, education and media company. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading and learning. The Company is the world’s largest publisher and distributor of children’s books and a leading developer of educational technology products. Scholastic also creates quality educational and entertainment materials and products for use in school and at home, including magazines, children’s reference and non-fiction materials, teacher materials, television programming, film, videos and toys. The Company is a leading operator of school-based book clubs and book fairs in the United States. It distributes its products and services through these proprietary channels, as well as directly to schools and libraries, through retail stores and the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. In addition to its operations in the United States, Scholastic has long-established operations in Canada, the United Kingdom, Australia, New Zealand and Asia and newer operations in Argentina, China, India, Ireland and Mexico and, through its export business, sells products in over 135 countries.

Basis of presentation

Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

Discontinued Operations

As more fully described in Note 3, “Discontinued Operations,” during the three months ended February 29, 2008, the Company announced that it intends to sell its direct-to-home continuity businesses (the “DTH business”), including the domestic portion located in the United States and the international portion located in the United Kingdom and Canada as well as a related warehousing and distribution facility located in Maumelle, Arkansas (the “Maumelle Facility”). During the fourth quarter of fiscal 2008, due to the impending sale of the DTH business, it was also determined that the Scholastic school-based Continuities business (the “SC business”) would not have an adequate infrastructure and, as a result, the SC business was shut down effective May 31, 2008. As a result of the planned divestitures, assets and liabilities associated with the DTH business and SC business that are intended to be disposed of are presented on the Company’s Consolidated Balance Sheets as “Current assets of discontinued operations,” “Noncurrent assets of discontinued operations,” “Current liabilities of discontinued operations” and “Noncurrent liabilities of discontinued operations”, as of May 31, 2008. The results of operations of the DTH business and SC business for the fiscal year ended May 31, 2008 are included in the Consolidated Statements of Operations as “Loss from discontinued operations, net of tax.” The cash flows of the discontinued operations are also presented separately in the Company’s Consolidated Statements of Cash Flows for the fiscal year ended May 31, 2008. All corresponding prior year periods presented in the Company’s Consolidated Financial Statements and accompanying notes have been reclassified to reflect the discontinued operations presentation.

Use of estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable and installment receivables; sales returns; amortization periods; stock-based compensation expense; pension and other post-retirement obligations; tax rates; and recoverability of inventories, deferred promotion costs, deferred income taxes and tax reserves, fixed assets, prepublication costs, and royalty advances, and the fair value of goodwill and other intangibles. In addition, for a description of the significant assumptions and estimates used by management in connection with discontinued operations, see Note 3, “Discontinued Operations.”

Reclassifications

In addition to the reclassification to reflect the discontinued operations presentation, certain prior year amounts have been reclassified to conform to the current year. Royalty advances, which were previously reported within “Cash flows used in investing activities” in the Company’s Consolidated Statements of Cash Flows, are now presented as a component of “Changes in assets and liabilities” within “Cash flows provided by operating activities.” The prior year reclassifications to the Statements of Cash Flows resulted in $33.6 and $28.1 decreases in “Net cash provided by operating activities” for the fiscal years ended May 31, 2007 and 2006, respectively.

As reported:

	2007	2006

Cash flows provided by operating activities:
Royalty advances expensed	25.1	33.5
Changes in assets and liabilities:
Royalty advances	—	—

Net cash provided by operating activities	25.1	33.5
Cash flows used in investing activities:
Royalty advances	(33.6)	(28.1)

Net cash used in investing activities	(33.6)	(28.1)

Revised to reflect the reclass of royalty advances:

	2007	2006

Cash flows provided by (used in) operating activities:
Changes in assets and liabilities:
Royalty advances	(8.8)	9.1

Net cash provided by (used in) operating activities of continuing operations	(8.8)	9.1

Net cash provided by (used in) operating activities of discontinued operations	0.3	(3.7)

Net cash provided by (used in) operating activities	(8.5)	5.4

Summary of Significant Accounting Policies

Revenue recognition

The Company’s revenue recognition policies for its principal businesses are as follows:

School-Based Book Clubs – Revenue from school-based book clubs is recognized upon shipment of the products.

School-Based Book Fairs – Revenues associated with school-based book fairs are related to sales of product. Book fairs are typically run by schools over a five business day period. At the end of reporting periods, the Company defers revenue for those fairs that have not been completed as of the period end based on the number of fair days occurring after period end on a straight-line calculation of the full fair’s revenue.

Continuity Programs – The Company operates continuity programs whereby customers generally place an order to receive multiple shipments of children’s books and other products over a period of time. Revenue from continuity programs is recognized at the time of shipment or, in applicable cases, upon customer acceptance. Reserves for estimated returns are established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns. The Company’s direct-to-home continuity businesses located in the United States, the United Kingdom, and Canada, and its school continuities business, are currently classified as discontinued operations.

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

Educational Publishing – For shipments to schools, revenue is recognized on passage of title, which generally occurs upon receipt by the customer. Shipments to depositories are on consignment and revenue is recognized based on actual shipments from the depositories to the schools. For certain software-based products, the Company offers new customers installation and training, and, in such cases, revenue is recognized when installation and training are complete.

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

Deferred promotion costs

Deferred promotion costs represent all direct costs associated with direct mail, co-op, internet and telemarketing promotions, including incentive product costs incurred to acquire customers in the Company’s magazine businesses. Promotional costs are deferred when incurred and amortized in the proportion that current revenues bear to estimated total revenues. Except as discussed above, all other advertising costs are expensed as incurred.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are recorded on a straight-line basis, over estimated useful lives. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Capitalized software is depreciated over a period of three to seven years. Amortization expense for capitalized software was $21.8, $22.9 and $19.3 for the fiscal years ended May 31, 2008, 2007 and 2006 respectively. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. Interest is capitalized on major construction projects based on the outstanding construction-in-progress balance for the period and the average borrowing rate during the period. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives.

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

Goodwill and intangible assets

Goodwill and indefinite-lived intangible assets are not amortized and are reviewed for impairment annually, or more frequently if impairment indicators arise. With regard to goodwill, the Company compares the estimated fair value of its identified reporting units to the carrying value of the net assets. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the reporting units.

With regard to other intangibles with indefinite lives, the Company determines the fair value by asset, which is then compared to its carrying value. The estimated fair value is determined utilizing the expected present value of the projected future cash flows of the asset. Intangible assets with definite lives consist principally of customer lists, covenants not to compete, and certain other intellectual property assets. Customer lists are amortized on a straight-line basis over a 5 year period, while covenants not to compete are amortized on a straight-line basis over their contractual term. Other intellectual property assets are amortized over their remaining useful lives, which range primarily from 3 to 5 years.

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

In assessing the need for a valuation allowance, the Company estimates future taxable earnings, with consideration for the feasibility of ongoing tax planning strategies and the realizability of tax benefit carryforwards, to determine which deferred tax assets are more likely than not to be realized in the future. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. In the event that actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance.

It is the Company’s policy to recognize uncertain income tax positions when the tax position is more likely than not to be sustained upon examination. The Company assesses all income tax positions and adjusts its reserves against these positions periodically based upon these criteria. The Company also assesses potential penalties and interest associated with these tax positions, and includes these amounts as a component of income tax expense.

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

Pension obligations – Scholastic Corporation and certain of its subsidiaries have defined benefit pension plans covering the majority of their employees who meet certain eligibility requirements. The Company’s pension plans and other post-retirement benefits are accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions.” In September 2006, the Financial Accounting Standards Board (the “FASB”) released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of SFAS No. 87, 88, 106, and 132®” (“SFAS No. 158”).

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

The incremental effect of adopting the provisions of SFAS No. 158 on the Company’s consolidated balance sheet at May 31, 2007 is a reduction in stockholders’ equity of $15.7, net of tax. The adoption of SFAS No. 158 had no effect on the Company’s results of operations or cash flows for the year ended May 31, 2007, or for any prior period presented, and it did not and will not have any effect on the Company’s results of operations or cash flows in periods after May 31, 2007.

The adoption of the measurement provision of SFAS No. 158 did not have any effect on the Company’s results of operations or cash flows for the year ended May 31, 2008 and will not have any effect on the Company’s results of operations or cash flows in the periods after May 31, 2008.

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

Foreign currency translation

The Company’s non-United States dollar-denominated assets and liabilities are translated into United States dollars at prevailing rates at the balance sheet date and the revenues, costs and expenses are translated at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of the foreign financial statements and the effect of exchange rate changes on long-term intercompany balances are accumulated and charged directly to the foreign currency translation adjustment component of stockholders’ equity. The Company does not expect to repatriate earnings from foreign corporate subsidiaries and therefore does not provide for taxes on cumulative translation adjustments within stockholders’ equity.

Shipping and handling costs

Amounts billed to customers for shipping and handling are classified as revenue. Costs incurred in shipping and handling are recognized in cost of goods sold.

Earnings per share

Basic earnings per share is based on the weighted average shares of Class A Stock and Common Stock outstanding. Diluted earnings per share is based on the weighted average shares of Class A Stock and Common Stock outstanding adjusted for the impact of potentially dilutive securities outstanding on continuing operations. The dilutive impact of options outstanding on continuing operations is calculated using the treasury stock method, which treats the options as if they were exercised at the beginning of the period, adjusted for Common Stock assumed to be repurchased with the proceeds and tax benefit realized upon exercise. Any potentially dilutive security on continuing operations is excluded from the computation of diluted earnings per share for any period in which it has an anti-dilutive effect. Options that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled: 2,770,635 at May 31, 2008, 3,311,436 at May 31, 2007, and 1,934,107 at May 31, 2006.

Discontinued Operations

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires the calculation of estimated fair value less cost to sell of long-lived assets. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections and the discount rate and terminal values developed in connection with the discounted cash flow; excess working capital levels; real estate values; and the anticipated costs involved in the selling process. The Company recognizes operations as discontinued when the operations have either been disposed of, or are expected to be disposed of in a sale transaction in the near term. The operations and cash flows of all discontinued operations have been eliminated, or will be eliminated upon consummation of the expected sale transaction, and the Company will not have any significant continuing involvement in the discontinued operations subsequent to the expected sale transaction.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based compensation expense for the fiscal year ended May 31, 2006:

Net income – as reported	$68.6
Add: Stock-based compensation expense included in reported net income, net of tax	0.6
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	23.8

Net income - pro forma	$45.4

Earnings per share – as reported
Basic	$1.65
Diluted	1.63
Earnings per share – pro forma
Basic	$1.09
Diluted	1.08

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

The weighted average fair value of options granted during fiscal 2008, 2007, and 2006 using the Black-Scholes option pricing model was $13.05, $12.22, and $13.68 per share, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the options’ vesting periods, including the effect of the Acceleration.

The following table provides the significant weighted average assumptions used in determining the estimated weighted average fair value for options granted by the Company during fiscal 2008, 2007 and 2006 under the Black-Scholes option pricing model. The expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the option grantees. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant corresponding to the expected life. The volatility was estimated based on historical volatility corresponding to the expected life. The dividend yield used was zero, based on the fact that the Corporation had not declared any cash dividends through May 31, 2008. See Note 17 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”.

	2008	2007	2006

Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	31.17%	32.89%	37.46%
Risk-free interest rate	3.88%	4.68%	4.22%
Expected life of options	6 years	6 years	5 years

New Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted for all assets and liabilities that have not been specifically deferred. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”. Collectively, these Staff Positions allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis and amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions The Company is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. SFAS 160 is effective for the Company beginning June 1, 2009 and is to be applied prospectively, except for the presentation and disclosure requirements, which upon adoption will be applied retrospectively for all periods presented. The Company is currently evaluating the impact, if any, that SFAS 160 will have on its consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the impact, if any, that FAS 142-3 will have on its consolidated financial position, results of operations and cash flows.

2. RESTATEMENT

In previous filings, the Company treated the Children’s Book Publishing and Distribution (“CBPD”) operating segment as a single reporting unit, which included the domestic portion of its Direct to Home continuity business located in the United States. The Company had determined that the components of this segment had similar economic characteristics, and accordingly, the Company annually assessed goodwill for impairment at the CBPD operating segment level, resulting in no impairment of goodwill until the Company decided to divest the DTH business in December 2007. The DTH business includes the domestic portion of the Company’s Direct to Home business located in the United States and the international portion located in the United Kingdom and Canada as well as the Maumelle Facility. The Company, in connection with the decision to divest the DTH business, determined that the DTH business should be accounted for as a discontinued operation. Accordingly, the Company allocated $4.3 of goodwill to the DTH business based upon the relative fair values of the domestic portion of the DTH business compared to the total CBPD segment. The Company assessed the recoverable value of the discontinued DTH business, and then concluded that the $4.3 of goodwill was fully impaired and recognized this impairment in the third quarter of 2008.

Subsequently, the Company reassessed its accounting regarding goodwill impairment and concluded that the domestic portion of the DTH business did not have sufficiently similar economic characteristics compared to the other components of the CBPD segment in the current period or in historical periods. For purposes of goodwill testing, the domestic portion of the DTH business had incorrectly been aggregated with the CBPD segment since 2001. Accordingly, the Company determined the domestic portion of the DTH business should have been treated as a reporting unit and goodwill attributable to the domestic portion of the DTH business should have been assessed at the Direct to Home reporting unit level (the “DTH reporting unit” which consists of the domestic Direct to Home portion of the DTH business).

The Company determined that goodwill historically attributable to the DTH reporting unit was $92.4 after consideration of the original source of the goodwill within the CBPD segment and other factors. The Company then reapplied the historical annual impairment testing for the goodwill attributed to the DTH reporting unit for prior periods, utilizing internally developed forecasts of the domestic portion of the DTH business available at the time the test would have been performed. Based upon these analyses, the Company determined that the carrying value of the DTH reporting unit exceeded the fair value of the DTH reporting unit in 2005. The decline in profitability of the DTH business was primarily a result of the federal Do Not Call legislation, which negatively impacted the business’ marketing programs. Accordingly, the Company determined that all $92.4 of goodwill ($61.0 after recognition of deferred tax benefits) attributable to the DTH reporting unit was impaired as of May 31, 2005.

The Company is restating its historical financial statements by recognizing a corresponding reduction to net income of $61.0 in 2005, and the elimination of the $4.3 impairment of goodwill, which is now included in discontinued operations, in the quarter ended February 29, 2008. These non cash adjustments did not impact the Company’s cash flows provided by operating activities for the periods presented. Accordingly, the Company’s presentations at the end of the indicated fiscal periods appearing herein are restated as follows:

	As Previously Reported	Adjustments	Restated

As of May 31, 2005:
Retained earnings	$543.3	$(61.0)	$482.3

As of May 31, 2006:
Goodwill	253.1	(92.4)	160.7
Noncurrent deferred income taxes	4.5	31.4	35.9
Retained earnings	611.9	(61.0)	550.9

As of May 31, 2007:
Goodwill	265.9	(92.4)	173.5
Noncurrent deferred income taxes	6.1	31.4	37.5
Retained earnings	672.8	(61.0)	611.8

As of February 29, 2008:
Goodwill	260.4	(88.1)	172.3
Other assets and deferred charges (including deferred income taxes)	78.0	29.9	107.9
Loss from discontinued operations, net of tax	77.5	(2.8)	74.7
Retained earnings	657.1	(58.2)	598.9

Note: Goodwill amounts above are related to discontinued operations, including the impact of the impairment, and the related deferred tax balances are included in discontinued operations.

3. DISCONTINUED OPERATIONS

During the three months ended February 29, 2008, the Company announced that it intends to sell the DTH business, which includes both the domestic portion and the international portion located in the United Kingdom and Canada, as well as the Maumelle Facility. During the three months ended May 31, 2008, the Company ceased operations of its School Continuities business, a component of the Children’s Book Publishing and Distribution segment. The Company determined that absent the DTH business, there would be insufficient infrastructure to successfully support the School Continuities business. Accordingly, this business has been classified as a discontinued operation in the current period.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of operations for the DTH business are presented in the Company’s Condensed Consolidated Financial Statements as discontinued operations. The Company currently anticipates that the sale will be completed during the calendar year 2008.

SFAS 144 requires adjustments to the carrying value of assets held for sale if the carrying value exceeds their estimated fair value, less cost to sell. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections and the discount rate and terminal values developed in connection with the discounted cash flow; excess working capital levels; real estate fair values; and the anticipated costs involved in the selling process. In addition, as a result of the Company’s decision to sell the DTH business, the Company prepared separate financial statements reflecting the discontinued operations presentation, which required management to make significant judgments and estimates for purposes of allocating to the discontinued operations certain operating expenses, such as warehousing and distribution expenses, as well as assets, liabilities and other balance sheet items, including accounts payable and certain noncurrent liabilities. As a result of the analysis made by the Company as required by SFAS No. 144, the Company recorded non-cash impairment charges totaling $153.6 and a tax benefit of $55.4, resulting in a charge of $98.2, net of tax, during the twelve month period ended May 31, 2008 to reflect the DTH disposal group at its estimated fair value less cost to sell. If a sale is consummated at a selling price lower (or higher) than the estimated fair value less cost to sell, the Company would incur a loss (or gain) on the sale.

The following table summarizes the operating results of the discontinued operations for the fiscal years ended May 31:

	2008	2007	2006

Revenues	$207.0	$257.2	$231.6
Non-cash impairment charge	153.6	—	—
Loss before income taxes	200.0	22.1	3.7
Income tax benefit (expense)	72.2	7.9	(0.1)

Loss from discontinued operations, net of tax	$127.8	$14.2	$3.8

The following table sets forth the assets and liabilities of the discontinued operations included in the Condensed Consolidated Balance Sheets of the Company as of May 31:

	2008	2007

Accounts receivable, net	$15.8	$63.1
Inventories, net	4.6	47.5
Deferred promotion costs	—	44.4
Other assets	10.3	5.5

Current assets of discontinued operations	$30.7	$160.5

Property, plant and equipment	—	24.6
Acquired intangible assets, net	—	28.5
Other assets	—	16.3

Noncurrent assets of discontinued operations	$—	$69.4

Accounts payable	8.0	13.6
Accrued expenses and other current liabilities	8.5	10.6

Current liabilities of discontinued operations	$16.5	$24.2

Other liabilities	—	1.3

Noncurrent liabilities of discontinued operations	$—	$1.3

4. SEGMENT INFORMATION

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

•	Children’s Book Publishing and Distribution includes the publication and distribution of children’s books in the United States through school-based book clubs and book fairs, and the trade channel.

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

•	International includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

The following table sets forth information for the three fiscal years ended May 31 for the Company’s segments.

	Children’s Book Publishing and Distribution(1)	Educational Publishing	Media, Licensing and Advertising	Overhead(1)(2)	Total Domestic	International(1)	Total

2008

Revenues	$1,164.7	$414.1	$156.2	$—	$1,735.0	$470.6	$2,205.6
Bad debt	5.8	(0.9)	0.6	—	5.5	5.9	11.4
Depreciation and amortization(3)	18.4	3.3	2.2	33.3	57.2	7.4	64.6
Amortization(4)	12.4	24.6	6.8	—	43.8	2.4	46.2
Royalty advances expensed	23.2	1.2	0.6	—	25.0	3.8	28.8
Operating income (loss)	169.0	64.6	10.4	(76.8)	167.2	39.5	206.7
Segment assets	645.1	328.7	69.0	359.7	1,402.5	328.4	1,730.9
Goodwill	38.2	93.0	9.8	—	141.0	31.3	172.3
Expenditures for long-lived assets	54.9	36.5	14.5	22.4	128.3	16.9	145.2
Long-lived assets	194.4	189.2	33.0	247.3	663.9	118.7	782.6

2007 Restated

Revenues	$937.7	$412.8	$162.4	$—	$1,512.9	$409.0	$1,921.9
Bad debt	4.9	1.0	1.8	—	7.7	5.1	12.8
Depreciation and amortization(3)	16.2	4.1	3.0	32.6	55.9	7.6	63.5
Amortization(4)	15.3	28.4	11.2	—	54.9	2.0	56.9
Royalty advances expensed	19.5	1.4	1.1	—	22.0	3.0	25.0
Operating income (loss)	95.5	76.3	15.9	(77.8)	109.9	35.7	145.6
Segment assets	458.8	361.9	63.0	400.1	1,283.8	303.0	1,586.8
Goodwill	39.3	94.2	9.8	—	143.3	30.2	173.5
Expenditures for long-lived assets	57.4	33.0	12.4	18.0	120.8	12.8	133.6
Long-lived assets	162.1	214.4	27.9	261.0	665.1	111.1	776.5

2006 Restated

Revenues	$1,111.3	$416.1	$151.6	$—	$1,679.0	$373.2	$2,052.2
Bad debt	5.1	4.7	0.7	—	10.5	4.3	14.8
Depreciation and amortization(3)	15.7	3.8	1.4	36.3	57.2	5.6	62.8
Amortization(4)	14.9	28.0	19.4	—	62.3	4.0	66.3
Royalty advances expensed	26.6	2.2	2.0	—	30.8	2.7	33.5
Operating income (loss)	121.2	69.3	10.1	(81.6)	119.0	24.7	143.7
Segment assets	553.4	349.4	70.0	519.0	1,491.8	282.3	1,774.1
Goodwill	39.2	82.5	9.8	—	131.5	29.2	160.7
Expenditures for long-lived assets	55.4	28.8	20.3	25.8	130.3	13.9	144.2
Long-lived assets	172.6	206.9	33.6	271.0	684.1	108.3	792.4

(1)

As discussed in Note 2, “Discontinued Operations,” the domestic portion of the DTH business, the international portion of the DTH business, located in the United Kingdom and Canada, and the Maumelle Facility as well as the Company’s SC business were reclassified as discontinued operations and, as such, are not reflected in this table.

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

(3)	Includes depreciation of property, plant and equipment and amortization of intangible assets, but excludes amortization of promotion costs.

(4)	Includes amortization of prepublication costs and production costs, but excludes amortization of promotion costs.

5. DEBT

The following summarizes debt as of May 31:

	Carrying Value	Fair Value	Carrying Value	Fair Value

	2008		2007

Lines of credit	$11.8	$11.8	$66.2	$66.2
Loan Agreement:
Revolving Loan	—	—	—	—
Term Loan	178.6	178.6	—	—
5% Notes due 2013, net of discount	159.3	134.8	173.4	155.9

Total debt	349.7	325.2	239.6	222.1
Less lines of credit, short-term debt and current portion of long-term debt	(54.6)	(54.6)	(66.2)	(66.2)

Total long-term debt	$295.1	$270.6	$173.4	$155.9

Short-term debt’s carrying value approximates fair value. Fair value of the Loan Agreement approximates its carrying value due to its variable interest rate. Fair values of the Notes were estimated based on market quotes, where available, or dealer quotes.

The following table sets forth the maturities of the carrying values of the Company’s debt obligations as of May 31, 2008 for fiscal years ended May 31:

2009	$54.6
2010	42.8
2011	42.8
2012	42.8
2013	166.7
Thereafter	0.0

Total debt	$349.7

Loan Agreement

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) elected to replace the Company’s then-existing credit facilities, the Credit Agreement and the Revolver (as discussed below), with a new $525.0 credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 revolving credit component (the “Revolving Loan”) and a $200.0 amortizing term loan component (the “Term Loan”). The Loan Agreement is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2012. The $325.0 Revolving Loan component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0. The $200.0 Term Loan component was established in order to fund the purchase by the Corporation of shares of its Common Stock pursuant to an Accelerated Share Repurchase Agreement (see Note 10, “Treasury Stock”) and was fully drawn on June 28, 2007 in connection with that transaction. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7, with the first payment on December 31, 2007, and a final payment of $7.4 due on June 1, 2012. Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing Federal Funds rate plus 0.5% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.50% to 1.25% based on the Company’s prevailing consolidated debt to total capital ratio. As of May 31, 2008, the applicable margin on the Term Loan was 0.875% and the applicable margin on the Revolving Loan was 0.70%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.25% per annum on the Revolving Loan only, which at May 31, 2008 was 0.175%. As of May 31, 2008, $178.6 was outstanding under the Term Loan at an interest rate of 3.8%. There were no outstanding borrowings under the Revolving Loan as of May 31, 2008. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at May 31, 2008 the Company was in compliance with these covenants.

Credit Agreement and Revolver

The Loan Agreement replaced the Company’s Credit Agreement and Revolver. The Credit Agreement was a $190.0 unsecured revolving credit facility and the Revolver was a $40.0 unsecured revolving loan agreement, both of which were scheduled to expire in 2009 but were terminated, at the election of the Borrowers, as of June 1, 2007. There were no outstanding borrowings under the Credit Agreement or Revolver at May 31, 2007.

5% Notes due 2013

In April 2003, Scholastic Corporation issued $175.0 of 5% Notes (the “5% Notes”). The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year through maturity. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption. In fiscal year 2008, the Company repurchased $14.5 of the 5% Notes on the open market.

Lines of Credit

During the fourth quarter of fiscal 2008 and 2007, the Company entered into unsecured money market bid rate credit lines totaling $50.0, respectively. There were no outstanding borrowings under these credit lines at May 31, 2008 and $41.0 was outstanding at May 31, 2007. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term, not to exceed 364 days, agreed to at the time each loan is made. The weighted average interest rate for all money market bid rate loans outstanding on May 31, 2007 was 6.2%. These credit lines are typically available for loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

As of May 31, 2008, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $70.6, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $11.8 at May 31, 2008 at a weighted average interest rate of 6.4%, as compared to the equivalent of $25.2 at May 31, 2007 at a weighted average interest rate of 7.0%.

6. COMMITMENTS AND CONTINGENCIES

Lease obligations

The Company leases warehouse space, office space and equipment under various capital and operating leases over periods ranging from one to forty years. Certain of these leases provide for scheduled rent increases based on price-level factors. The Company generally does not enter into leases that call for contingent rent. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rent expense relating to the Company’s non-cancelable operating leases for the three fiscal years ended May 31, 2008, 2007 and 2006 was $47.7, $46.4 and $39.5, respectively.

The Company was obligated under capital leases covering land, buildings and equipment in the amount of $61.6 and $65.3 at May 31, 2008 and 2007, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

The following table sets forth the composition of capital leases reflected as Property, Plant and Equipment in the consolidated balance sheets at May 31:

	2008	2007

Land	$3.5	$3.5
Buildings	39.0	39.0
Equipment	52.1	51.6

	94.6	94.1
Accumulated amortization	(53.0)	(47.3)

Total	$41.6	$46.8

The following table sets forth the aggregate minimum future annual rental commitments at May 31, 2008 under all non-cancelable leases for fiscal years ending May 31:

	Operating Leases	Capital Leases

2009	$39.8	$10.3
2010	30.6	8.6
2011	25.5	5.9
2012	22.3	5.7
2013	19.5	6.2
Thereafter	66.3	206.5

Total minimum lease payments	$204.0	243.2

Less amount representing interest		(181.6)

Present value of net minimum capital lease payments		61.6
Less current maturities of capital lease obligations		4.9

Long-term capital lease obligations		$56.7

Other Commitments

The Company had contractual commitments relating to royalty advances at May 31, 2008 totaling $3.2. The aggregate annual commitments for royalty advances are as follows: fiscal 2009 – $1.7; fiscal 2010 – $1.0; fiscal 2011 – $0.4; fiscal 2012 – $0.1.

The Company had contractual commitments relating to minimum print quantities at May 31, 2008 totaling $420.9. The annual commitments relating to minimum print quantities are as follows: fiscal 2009 –$38.5; fiscal 2010 – $31.0; fiscal 2011 – $31.7; fiscal 2012 – $32.4; fiscal 2013 – $33.2; thereafter – $254.1.

At May 31, 2008 and 2007, the Company had open standby letters of credit of $8.4 issued under certain credit lines. These letters of credit expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

Contingencies

Alaska Laborers and Employers Retirement Fund v. Scholastic Corp., et al., 07 Civ.7402 (S.D.N.Y., filed 8/20/2007); Baicu v. Scholastic Corp., et al., 07 Civ.8251 (S.D.N.Y., filed 9/21/2007). These complaints (which are virtually indentical) were filed as class actions alleging securities fraud relating to statements made by the Company concerning its operations and financial results between March 2005 and March 2006. They were consolidated on November 8, 2007. A final, consolidated complaint was filed on January 11, 2008, seeking unspecified compensatory damages, costs and attorney fees. The Company filed a motion to dismiss on February 27, 2008, which was argued on June 25, 2008 and is awaiting decision by the court. The Company believes that the allegations in the complaint are without merit and is vigorously defending the lawsuit.

Various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

7. INVESTMENT

Included in the Other Assets and Deferred Charges Section of the Company’s Consolidated Balance Sheets were investments of $40.1 and $38.9 at May 31, 2008 and May 31, 2007, respectively.

In fiscal 2007, the Company participated in the organization of a new entity, the Children’s Network Venture LLC (“Children’s Network”), that produces and distributes educational children’s television programming under the name qubo. Since inception in August 2006, the Company has contributed a total of $3.5 in cash and certain rights to existing television programming to the Children’s Network. The Company’s investment, which consists of a 12.25% equity interest, is accounted for using the equity method of accounting. The net value of this investment at May 31, 2008 was $1.0.

In fiscal 2003, the Company entered into a joint venture with The Book People, Ltd., a direct marketer of books in the United Kingdom, to distribute books to the home under the Red House name and through schools under the School Link name. The Company also acquired a 15% equity interest in The Book People Ltd.’s parent company, The Book People Group Ltd., for £12.0 with a possible £3.0 additional payment based on operating results and the satisfaction of certain conditions. As part of the transaction, the Company established a £3.0 loan agreement on June 19, 2002 in favor of The Book People Group, Ltd., which is available to fund the expansion of The Book People Group, Ltd. and for working capital purposes. The Company has also established a working capital loan agreement in favor of The Book People, Ltd. to help fund inventory purchases for the joint venture, with an amount of available credit that varies annually in accordance with a formula based on certain financial metrics for the prior fiscal year. At both May 31, 2008 and May 31, 2007, the available credit under this facility was approximately £1. As of May 31, 2008, a total of approximately £4 (equivalent to $8.1 at that date) was outstanding under these revolving credit facilities.

8. GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets with indefinite lives are reviewed for impairment annually or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the fiscal years ended May 31:

	2008	2007
		Restated

Beginning balance	$173.5	$160.7
Additions due to acquisitions	—	11.7
Other adjustments	(1.2)	1.1

Ending Balance	$172.3	$173.5

In fiscal 2007, Additions due to acquisitions primarily reflected the acquisition of all of the outstanding shares of a school consulting and professional development services company.

The following table summarizes Other intangibles subject to amortization as of May 31:

	2008	2007

Customer lists	$3.2	$3.2
Accumulated amortization	(3.0)	(2.9)

Net customer lists	0.2	0.3

Other intangibles	8.7	8.7
Accumulated amortization	(5.4)	(3.0)

Net other intangibles	3.3	5.7

Total	$3.5	$6.0

Amortization expense for Other intangibles totaled $2.5 for the fiscal years ended May 31, 2008 and $0.2 for May 31, 2007. Amortization expense for these assets is currently estimated to total $0.6 for the fiscal years ending May 31, 2009 through 2011 and $0.5 for the fiscal years ending May 31, 2012 and 2013. Intangible assets with definite lives consist principally of customer lists and covenants not to compete. Intangible assets with definite lives are amortized over their estimated useful lives.

The following table summarizes Other intangibles not subject to amortization as of May 31:

	2008	2007

Net carrying value by major class:
Titles	$28.7	$28.7
Trademarks and other	15.3	15.3

Total	$44.0	$44.0

9. INCOME TAXES

The provisions for income taxes for the fiscal years ended May 31, 2008, 2007 and 2006 are based on earnings from continuing operations before taxes as follows:

	2008	2007	2006

United States	$161.6	$97.5	$98.9
Non-United States	17.9	20.2	12.5

Total	$179.5	$117.7	$111.4

The provisions for income taxes attributable to earnings from continuing operations for the fiscal years ended May 31, 2008, 2007 and 2006 consist of the following components:

	2008	2007	2006

Federal
Current	$51.2	$20.7	$22.0
Deferred	2.5	11.3	7.5

	$53.7	$32.0	$29.5

State and local
Current	$6.0	$4.5	$4.3
Deferred	0.2	(0.5)	(0.2)

	$6.2	$4.0	$4.1

International
Current	$9.3	$7.6	$5.4
Deferred	(0.3)	(1.0)	0.0

	$9.0	$6.6	$5.4

Total
Current	$66.5	$32.7	$31.7
Deferred	2.4	9.8	7.3

	$68.9	$42.6	$39.0

The provisions for income taxes for the fiscal years ended May 31, 2008, 2007 and 2006 differ from the amount of tax determined by applying the federal statutory rate as follows:

	2008	2007	2006

Computed federal statutory provision	$62.8	$41.2	$39.0
State income tax provision, net of federal income tax benefit	5.9	4.0	4.1
Difference in effective tax rates on earnings of foreign subsidiaries	3.6	2.5	2.4
Charitable contributions	(0.5)	(0.9)	(0.5)
Tax credits	(0.2)	(4.7)	(2.9)
Other – net	(2.7)	0.5	(3.1)

Total provision for income taxes	$68.9	$42.6	$39.0

Effective tax rates	38.3%	36.2%	35.0%

The undistributed earnings of foreign subsidiaries at May 31, 2008 were $43.1. Any remittance of foreign earnings would not result in any significant additional tax.

The following table sets forth the tax effects of items that give rise to deferred tax assets and liabilities at May 31, 2008 and 2007 including deferred tax assets of discontinued operations:

	2008	2007

Net deferred tax assets:
Tax uniform capitalization	$25.3	$19.1
Inventory reserves	34.5	20.1
Allowance for doubtful accounts	18.2	18.2
Other reserves	19.2	15.9
Post-retirement, post-employment and pension obligations	27.4	24.1
Tax carryforwards	19.5	21.7
Lease accounting	8.7	8.4
Prepaid expenses	0.1	(16.0)
Depreciation and amortization	(7.7)	(48.0)
Other – net	15.3	1.1

Subtotal	160.5	64.6
Valuation allowance	(14.5)	(13.0)

Total net deferred tax assets	$146.0	$51.6

On June 1, the Company adopted the provisions of FIN 48 which clarifies the accounting for uncertainty in income tax positions. Upon adoption, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $34.0, an increased deferred tax asset of $27.6 and a reduction to the June 1, 2007 balance of retained earnings of $6.4. As of June 1, 2007, the total amount of unrecognized tax benefits was $40.2, of which $6.2 represented accruals for interest and penalties. Of this total, approximately $12.2 represents the total amount of unrecognized tax benefits that if recognized, would affect the effective tax rate. Included in the balance at June 1, 2007, are $21.0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of its income tax provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at June 1, 2007	$34.0
Gross Decreases of Tax Positions for Prior Years	(5.4)
Gross Increase in Tax Positions for Current Year	4.7
Settlements	0
Lapse of Statute of Limitation	(0.2)
Gross unrecognized tax benefits at May 31, 2008	33.1

The net reductions in unrecognized tax benefits in the above table were primarily due to changes in judgment. Of the additions of $4.7, $4.0 were attributable to uncertainties in current year tax positions of deductions that were offset by a decrease to current taxes payable. Factors that could cause the recognition of tax benefits include but are not limited to statutory limitations on audits, the settlement of audits with tax authorities, changes in law and changes in estimates.

The Company, including subsidiaries, files income tax returns in the U.S., various states, and foreign jurisdictions. The Company is routinely audited by various tax authorities. The Company is no longer subject to an income tax examination by the Internal Revenue Service for the years ended on or before May 31, 2003 due to the expiration of the statute of limitations. The Company has been selected for audit by the Internal Revenue Service for its fiscal years ended May 2004, 2005 and 2006. The Company is also currently under audit by both New York State and New York City for fiscal years ended May 2002, 2003 and 2004. It is possible that federal, state and foreign tax examinations will be settled during the next twelve months. If any of these tax examinations are concluded within the next twelve months, the Company will make any necessary adjustments to its unrecognized tax benefits. The statute of limitations in select state and local jurisdictions is expected to expire within the next twelve months and may result in a decrease of unrecognized tax benefits and accrued interest of $0.3. It is not practicable to estimate the range of reasonably possible changes to unrecognized tax benefits for the upcoming 12 months due in part to the timing and resolution of outstanding audits.

The total amount of unrecognized tax benefits as of May 31, 2008 was $39.8 of which $6.7 represented accruals for interest and penalties. Approximately $11.5 of this amount would, if recognized, impact income tax expense and have an impact on the effective income tax rate. Accrued interest and penalties totaled $6.7 at May 31, 2008.

Total net deferred tax assets of $146.0 at May 31, 2008 and $51.6 at May 31, 2007 include $20.9 and $6.4 in Other accrued expenses at May 31, 2008 and 2007, respectively, and $(7.4) and $19.6 in Other noncurrent liabilities at May 31, 2008 and 2007, respectively.

At May 31, 2008, the Company had a charitable deduction carryforward of $9.3, which expires in various amounts during the fiscal years ending 2009 through 2010, and federal and state operating loss carryforwards of $2.8 and $15.0, respectively, which expire annually in varying amounts if not utilized. The Company also had foreign operating loss carryforwards of $52.1 at May 31, 2008, which either expire at various dates or do not expire.

For the years ended May 31, 2008 and 2007, the valuation allowance increased by $1.5 and $2.3, respectively.

The Company does not anticipate to repatriate amounts permanently invested in foreign wholly-owned subsidiaries.

10. CAPITAL STOCK AND STOCK-BASED AWARDS

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

At May 31, 2008, there were 1,656,200 shares of Class A Stock and 36,444,518 shares of Common Stock outstanding. At May 31, 2008, there were 1,499,000 shares of Class A Stock authorized for issuance under the Company’s stock-based compensation plans. At May 31, 2008, Scholastic Corporation had reserved for issuance 6,556,226 shares of Common Stock, which includes both shares of Common Stock that were reserved for issuance under the Company’s stock-based compensation plans and the 2,905,200 shares of Common Stock that were reserved for the potential issuance of Common Stock upon conversion of the outstanding shares of Class A Stock and the shares of Class A Stock that were reserved for issuance under the Company’s stock-based compensation plans.

Preferred Stock

The Preferred Stock may be issued in one or more series, with the rights of each series, including voting rights, to be determined by the Board before each issuance. To date, no shares of Preferred Stock have been issued.

Stock-based awards

At May 31, 2008, the Company maintained two stockholder-approved employee stock-based compensation plans with regard to the Common Stock: the Scholastic Corporation 1995 Stock Option Plan (the “1995 Plan”), under which no further awards can be made; and the Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”). The 2001 Plan provides for the issuance of: incentive stock options, which qualify for favorable treatment under the Internal Revenue Code; options that are not so qualified, called non-qualified stock options; restricted stock; and other stock-based awards.

Stock Options – At May 31, 2008, non-qualified stock options to purchase 1,394,442 shares and 2,517,846 shares of Common Stock were outstanding under the 1995 Plan and 2001 Plan, respectively. During fiscal 2008, the Company awarded 625,500 options under the 2001 plan at a weighted average exercise price of $34.40. On July 18, 2007 and September 19, 2007, the Board and the Class A stockholders, respectively, approved an amendment to the 2001 Plan to increase the number of shares of Common Stock available for grant under that Plan by 2,000,000 shares. At May 31, 2008, 1,842,539 shares of Common Stock were available for additional awards under the 2001 Plan.

The Company also maintains the 1997 Outside Directors’ Stock Option Plan (the “1997 Directors’ Plan”), a stockholder-approved stock option plan for outside directors under which no further awards may be made. The 1997 Directors’ Plan, as amended, provided for the automatic grant to each non-employee director on the date of each annual stockholders’ meeting of non-qualified stock options to purchase 6,000 shares of Common Stock.

At May 31, 2008, options to purchase 336,000 shares of Common Stock were outstanding under the 1997 Directors’ Plan.

In September 2007, the Corporation adopted the Scholastic Corporation 2007 Outside Directors’ Stock Option Plan (the “2007 Directors’ Plan”). The 2007 Directors’ Plan provides for the automatic grant to each non-employee director on the date of each annual stockholders’ meeting of non-qualified stock options to purchase 3,000 shares of Common Stock at a purchase price per share equal to the fair market value of a share of Common Stock on the date of grant and 1,200 restricted stock units. In September 2007, 24,000 options at an exercise price of $36.21 per share and 9,600 restricted stock units were granted under the 2007 Directors’ Plan. As of May 31, 2008, 24,000 options and 9,600 restricted stock units were outstanding under the 2007 Directors’ Plan and 466,400 shares remained available for additional awards under the 2007 Directors’ Plan.

The Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”) provides for the grant to Richard Robinson, the Chief Executive Officer of the Corporation as of the effective date of the Class A Plan, of options to purchase Class A Stock (the Class A Options”). In fiscal 2007, the Board adopted, and the Class A Stockholders approved, an amendment to the Class A Plan that increased the total number of shares of Class A Stock authorized for issuance under the Class A Plan by 749,000, from 750,000 shares to 1,499,000 shares. In fiscal 2008, the Company awarded 250,000 Class A Options to Mr. Robinson at an exercise price of $36.21 per share. At May 31, 2008, there were 1,249,000 Class A Options outstanding, and 250,000 shares of Class A Stock were available for additional awards, under the Class A Plan.

Generally, options granted under the various plans may not be exercised for a minimum of one year after the date of grant and expire approximately ten years after the date of grant.

As a result of its adoption of SFAS No. 123R, effective as of June 1, 2006, the Company incurred compensation expense of $3.2 in the aggregate, with regard to unvested stock options, for the year ended May 31, 2007, which is significantly lower than the amount that would have been recorded in that period if the Acceleration had not been implemented. The total aggregate intrinsic value of stock options exercised during the year ended May 31, 2008 and 2007 was $10.1 and $8.7, respectively. The intrinsic value of these stock options is deductible by the Company for tax purposes. The total compensation cost for share-based payment arrangements recognized in income for fiscal 2008 and 2007 was $7.0 and $3.6, respectively. The total recognized tax benefit related thereto for fiscal 2008 and 2007 was $4.1 and $3.2, respectively.

As of May 31, 2008, the total pre-tax compensation cost not yet recognized by the Company with regard to outstanding unvested stock options was $15.3. The weighted average period over which this compensation cost is expected to be recognized is 3.1 years.

The following table sets forth the stock option activity for the Class A Stock and Common Stock plans for the fiscal year ended May 31, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value

Outstanding at May 31, 2007	6,259,407	$31.21
Granted	899,500	34.95
Exercised	(1,357,174)	26.73
Cancelled	(279,445)	37.89

Outstanding at May 31, 2008	5,522,288	$32.58	5.7	$7.4
Vested and expected to vest at May 31, 2008	5,454,807	32.56	5.5	7.3
Exercisable at May 31, 2008	4,640,788	32.29	4.6	6.8

Restricted Stock Units – In addition to stock options, the Company has issued restricted stock units to certain officers and key executives under the 2001 Plan (“Stock Units”). During fiscal 2008 and 2007, the Company granted 147,940 and 92,825 Stock Units, respectively, with a weighted average grant date price of $35.71 and $30.35 per share, respectively. Unless otherwise deferred, the Stock Units automatically convert to shares of Common Stock on a one-for-one basis as the award vests, which is typically over a four-year period beginning thirteen months from the grant date and thereafter annually on the anniversary of the grant date. There were 51,457 shares of Common Stock issued upon conversion of Stock Units during fiscal 2008. The Company measures the value of Stock Units at fair value based on the number of Stock Units granted at the price of the underlying Common Stock on the date of grant. The Company amortizes the fair value of outstanding stock units as stock-based compensation expense over the vesting term on a straight-line basis. In fiscal 2008 and 2007, the Company amortized $2.4 and $0.9, respectively, in connection with the outstanding Stock Units, recorded as a component of Selling, general and administrative expenses.

Management Stock Purchase Plan

The Company maintains a Management Stock Purchase Plan (“MSPP”), which allows certain members of senior management to defer up to 100% of their annual cash bonus payment in the form of restricted stock units (“RSUs”). The RSUs are purchased by the employee at a 25% discount from the lowest closing price of the Common Stock on NASDAQ during the fiscal quarter in which such bonuses are payable and are converted into shares of Common Stock on a one-for-one basis at the end of the applicable deferral period. During fiscal 2008, 2007 and 2006, the Company allocated 0 RSUs, 6,860 RSUs and 35,211 RSUs, respectively, to participants under the MSPP at a weighted average price of $0.00, $30.35 and $26.64 per RSU, respectively, resulting in an expense of $0.1, $0.1 and $0.3, respectively. At May 31, 2008, there were 250,258 shares of Common Stock authorized for issuance under the MSPP. There were 17,310 shares of Common Stock issued upon conversion of RSUs during fiscal 2008. The Company measures the value of RSUs at fair value based on the number of RSUs granted and the price of the underlying Common Stock at the date of grant, giving effect to the 25% discount. The Company amortizes the fair value of RSUs as stock-based compensation expense over the vesting term on a straight-line basis.

The following table sets forth Stock Unit and RSU activity for the year ended May 31, 2008:

	Stock Units	Weighted Average Grant-Date Fair Value

Nonvested as of May 31, 2007	236,581	$21.37
Granted	147,840	35.71
Vested	(51,457)	25.52
Forfeited	(28,135)	33.65

Nonvested as of May 31, 2008	308,993	$27.86

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”), which is offered to eligible United States employees. The ESPP previously permitted participating employees to purchase Common Stock, with after-tax payroll deductions, on a quarterly basis at a 15% discount from the lower of the closing price of the Common Stock on NASDAQ on the first or last business day of each fiscal quarter. Effective June 1, 2006, the Company amended the ESPP to provide that the 15% discount will be based solely on the closing price of the Common Stock on NASDAQ on the last business day of the fiscal quarter. Upon adoption of SFAS No. 123R, the Company began recognizing the fair value of the Common Stock issued under the ESPP as stock-based compensation expense in the quarter in which the employees participated in the plan. During fiscal 2008, 2007 and 2006, the Company issued 71,680 shares, 86,288 shares and 77,134 shares of Common Stock under the ESPP at a weighted average price of $28.87, $27.47and $28.08 per share, respectively. At May 31, 2008, there were 116,218 shares of Common Stock remaining authorized for issuance under the ESPP.

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

On December 20, 2007, the Corporation announced that its Board of Directors had authorized a program to repurchase up to $20.0 of Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. During the five months ended May 31, 2008, the Corporation purchased approximately 0.7 shares on the open market for approximately $20.0 at an average cost of $30.09 per share. On May 28, 2008, the Corporation announced that its Board of Directors had authorized a new program to repurchase up to an additional $20.0 of Common Stock as conditions allow, on the open market or through negotiated private transactions. (See Part II, Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”)

12. EMPLOYEE BENEFIT PLANS

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

Effective as of June 1, 2007, the U.K. Pension Plan was amended so that no further benefits will accrue to eligible employees under the existing defined benefit scheme. Affected employees were offered the choice to join either an existing Group Personal Pension Plan (the “GPPP”) or a newly established defined contribution scheme. Based upon the employee’s selection, Scholastic Ltd. will (1) make a contribution to the GPPP that will vary based upon the contribution made by an eligible participant, or (2) make a fixed contribution to the newly established defined contribution scheme, provided the employee makes the minimum required contribution.

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

The Company’s pension plans have a measurement date of May 31, 2008.

Post-Retirement Benefits

The Company provides post-retirement benefits to retired United States-based employees (the “Post-Retirement Benefits”) consisting of certain healthcare and life insurance benefits. A majority of these employees may become eligible for these benefits after completing certain minimum age and service requirements. At May 31, 2008, the unrecognized prior service cost remaining was $6.7.

The Medicare Prescription Drug, Improvement and Modernization Act (the “Medicare Act”) introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy of 28% to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D. In response to the Medicare Act, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” to provide additional disclosure and guidance in implementing the federal subsidy provided by the Medicare Act. Based on this guidance, the Company has determined that the Post-Retirement Benefits provided to the retiree population are in aggregate the actuarial equivalent of the benefits under Medicare. As a result, in fiscal 2008, 2007 and 2006, the Company recognized a reduction of its accumulated post-retirement benefit obligation of $10.5, $10.2 and $9.2, respectively, due to the federal subsidy under the Medicare Act.

The following table sets forth the weighted average actuarial assumptions utilized to determine the benefit obligations for the Pension Plan, the U.K. Pension Plan and the Grolier Canada Pension Plan (collectively the “Pension Plans”), including the Post-Retirement Benefits, at May 31:

	Pension Plans		Post-Retirement Benefits

	2008	2007	2008	2007

Weighted average assumptions used to determine benefit obligations:
Discount rate	6.5%	5.8%	6.6%	6.0%
Rate of compensation increase	3.6%	3.6%	—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.8%	5.9%	6.0%	6.1%
Expected long-term return on plan assets	8.5%	8.6%	—	—
Rate of compensation increase	3.6%	3.6%	—	—

To develop the expected long-term rate of return on assets assumption for the Pension Plans, the Company, with the assistance of its actuaries, considers historical returns and future expectations. Over the 15-20 year periods ended May 31, 2008, the returns on the portfolio, assuming it was invested at the current target asset allocation in the prior periods, would have been a compounded annual average of 9%-11%. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an assumed weighted average long-term rate of return of 8.5% for all of the Pension Plans. The following table sets forth the change in benefit obligation for the Pension Plans and Post-Retirement Benefits at May 31:

	Pension Plans		Post-Retirement Benefits

	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$172.9	$162.0	$33.1	$31.1
Service cost	8.1	8.1	0.2	0.2
Interest cost	10.2	9.3	1.9	1.9
Plan participants’ contributions	0.1	0.4	0.3	0.2
Plan amendments	1.4	—	—	—
Actuarial (gains) losses	(10.1)	5.9	(1.9)	2.1
Foreign currency exchange rate changes	2.1	(0.2)	—	—
Benefits paid	(11.1)	(12.6)	(2.0)	(2.4)

Benefit obligation at end of year	$173.6	$172.9	$31.6	$33.1

The following table sets forth the change in plan assets for the Pension Plans and Post-Retirement Benefits at May 31:

	Pension Plans		Post-Retirement Benefits

	2008	2007	2008	2007

Change in plan assets:
Fair value of plan assets at beginning of year	$140.7	$124.7	$—	$—
Actual return on plan assets	(0.4)	19.1	—	—
Employer contributions	13.4	10.5	1.7	2.2
Benefits paid, including expenses	(11.8)	(13.7)	(2.0)	(2.4)
Acquisitions / divestitures	—	—	—	—
Plan participants’ contributions	0.1	0.3	0.3	0.2
Retiree Medicare drug subsidy	—	—	—	—
Cumulative translation adjustments	2.0	(0.2)	—	—

Fair value of plan assets at end of year	$144.0	$140.7	$—	$—

The following table sets forth the funded status of the Pension Plans and Post-Retirement Benefits and the related amounts recognized on the Company’s Consolidated Balance Sheet at May 31:

Amounts recognized in the Consolidated Balance Sheet	Pension Plans		Post-Retirement Benefits

	2008	2007	2008	2007

Current assets	$0.6	$0.4	$—	$—
Current liabilities	—	(3.3)	(3.3)	(2.9)
Non-current liabilities	(30.3)	(32.6)	(28.3)	(30.2)
Prepaid benefit cost	—	—	—
Intangible assets	—	—	—
Accumulated other comprehensive loss	—	—	—

Net amounts recognized	$(29.7)	$(35.5)	$(31.2)	$(30.2)

The following amounts were recognized in Accumulated other comprehensive loss for the Pension Plans and Post- Retirement Benefits in the Company’s Consolidated Balance Sheet at May 31:

	2008			2007

	Pension Plans	Post- Retirement Benefits	Total	Pension Plans	Post- Retirement Benefits	Total

Net actuarial loss	$(39.0)	$(16.5)	$(55.5)	$(38.8)	$(19.8)	$(58.1)
Net prior service credit/(cost)	(0.4)	6.7	6.3	1.1	7.5	8.6

Net amount recognized in accumulated other comprehensive loss	$(39.4)	$(9.8)	$(49.2)	$(37.2)	$(12.3)	$(49.5)

The estimated net loss and prior service credit for the Pension Plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the Company’s fiscal year ending May 31, 2009 are $2.3 and $(0.1), respectively. The estimated net loss and prior service credit cost for the Post-Retirement Benefits that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the fiscal year ending May 31, 2009 are $1.2 and $(0.9), respectively.

The accumulated benefit obligation for the Pension Plans was $165.8 and $164.3 at May 31, 2008 and 2007, respectively. The following table sets forth information with respect to the Pension Plans with accumulated benefit obligations in excess of plan assets for the fiscal years ended May 31:

	2008	2007

Projected benefit obligations	$165.9	$165.1
Accumulated benefit obligations	158.4	157.0
Fair value of plan assets	135.6	132.5

The following table sets forth the net periodic cost for the Pension Plans and Post-Retirement Benefits for the fiscal years ended May 31:

	Pension Plans			Post-Retirement Benefits

	2008	2007	2006	2008	2007	2006

Components of net periodic benefit cost:
Service cost	$8.2	$8.1	$8.0	$0.2	$0.2	$0.2
Interest cost	10.2	9.3	8.3	1.9	1.9	1.8
Expected return on assets	(11.9)	(9.6)	(8.8)	—	—	—
Net amortization and deferrals	(0.1)	(0.2)	0.2	(0.9)	(0.8)	1.0
Recognized net actuarial loss	2.0	2.8	3.7	1.4	1.5	—

Net periodic benefit cost	$8.4	$10.4	$11.4	$2.6	$2.8	$3.0

Plan Assets

The Company’s investment policy with regard to the assets in the Pension Plans is to actively manage, within acceptable risk parameters, certain asset classes where the potential exists to outperform the broader market.

The following table sets forth the total weighted average asset allocations for the Pension Plans by asset category at May 31:

	2008	2007

Small cap equities	11.5%	13.1%
International equities	13.0	14.7
Index fund equities	40.9	42.3
Bonds and fixed interest products	30.6	29.0
Real estate	1.0	0.9
Other	3.0	—

	100.0%	100.0%

The following table sets forth the weighted average target asset allocations for the Pension Plans included in the Company’s investment policy:

	Pension Plan	U.K. Pension Plan	Grolier Canada Pension Plan

Equity	65.0%	68.0%	35.0%
Debt and cash equivalents	35.0	25.0	65.0
Real estate	—	7.0	—

	100.0%	100.0%	100.0%

Contributions

In fiscal 2009, the Company expects to contribute $18.2 to the Pension Plan.

Estimated future benefit payments

The following table sets forth the expected future benefit payments under the Pension Plans and the Post-Retirement Benefits by fiscal year:

		Post-Retirement

	Pension Benefits	Benefit Payments	Medicare Subsidy Receipts

2009	$10.7	$3.3	$0.5
2010	10.5	3.4	0.6
2011	11.0	3.5	0.6
2012	10.5	3.6	0.6
2013	10.7	3.7	0.6
2014-2018	55.5	18.5	3.3

Assumed health care cost trend rates at May 31:

	2008	2007

Health care cost trend rate assumed for the next fiscal year	7.0%	8.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013

Assumed health care cost trend rates could have a significant effect on the amounts reported for the post-retirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	2008	2007

Total service and interest cost	$0.2	$0.2
Post-retirement benefit obligation	2.6	2.6

Defined contribution plans

The Company also provides defined contribution plans for certain eligible employees. In the United States, the Company sponsors a 401(k) retirement plan and has contributed $6.9, $6.3 and $6.8 for fiscal 2008, 2007 and 2006, respectively. For its internationally based employees, the contributions under these plans totaled $5.0, $7.0 and $6.1 for fiscal 2008, 2007 and 2006, respectively.

13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended May 31:

	(Amounts in millions, except per share data)

	2008	2007	2006

Earnings from continuing operations	$110.6	$75.1	$72.4
Loss from discontinued operations, net of tax	(127.8)	(14.2)	(3.8)
Net (loss) income	(17.2)	60.9	68.6
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings per share	38.7	42.5	41.6

Dilutive effect of Common Stock issued pursuant to stock-based benefit plans	0.5	0.5	0.6

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings per share	39.2	43.0	42.2

See Note 11 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplemental Data”.

14. ACCRUED EXPENSES

Accrued expenses consist of the following at May 31:

	2008	2007

Accrued payroll, payroll taxes and benefits	$64.6	$56.1
Accrued commissions	12.4	14.0
Accrued income and other non-payroll taxes	28.1	19.0
Accrued advertising and promotions	16.2	13.2
Other accrued expenses	52.3	35.7
Total Accrued expenses	$173.6	$138.0

15. OTHER INCOME

Other income, net for fiscal 2008 was $2.6 consisting of income of $1.4 related to a currency gain on settlement of a loan and $2.1 related to a note repurchase, partially offset by $0.9, representing expense associated with the early termination of one of the Company’s subleases. In fiscal 2007, the Company recorded $3.0 in Other income, representing a gain from the sale of an equity investment in a French publishing company.

16. OTHER FINANCIAL DATA

Deferred promotion costs were $5.9 and $5.7 at May 31, 2008 and 2007, respectively. Promotion costs expensed were $15.8 for each of the fiscal years ended May 31, 2008 and 2007, and $14.4 for the fiscal year ended May 31, 2006.

Other advertising expenses were $147.3, $137.5 and $164.9 for the fiscal years ended May 31, 2008, 2007 and 2006, respectively.

Prepublication costs were $110.6 and $100.7 at May 31, 2008 and 2007, respectively. The Company amortized $42.3, $48.1 and $47.5 of prepublication costs for the fiscal years ended May 31, 2008, 2007 and 2006, respectively.

Other accrued expenses include a reserve for unredeemed credits issued in conjunction with the Company’s school-based book club and book fair operations of $11.7 and $12.3 at May 31, 2008 and 2007, respectively.

The components of Accumulated other comprehensive loss at May 31, 2008 and 2007 include $0.4 and $2.4, respectively, of foreign currency translation and $34.2 ($21.2 net of tax) and $32.1 ($17.4 net of tax), respectively, of pension obligation in accordance with SFAS 158.

17. SUBSEQUENT EVENT

On July 23, 2008, the Company announced that the Board had declared a quarterly dividend of $0.075 per share to be paid on September 15, 2008 to shareholders of record of the Corporation’s Common Stock and Class A Stock on August 4, 2008.

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF SCHOLASTIC CORPORATION

We have audited the accompanying consolidated balance sheets of Scholastic Corporation and subsidiaries as of May 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended May 31, 2008. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scholastic Corporation and subsidiaries at May 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective July 1, 2006, Scholastic Corporation adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” using the modified-prospective transition method; effective May 31, 2007, the Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postirement Plans,” an amendment of FASB Statement No. 87, 88, 106 and 132(R); and effective June 1, 2007, the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109.

As described in Note 2 to the consolidated financial statements, Scholastic Corporation has restated their financial statements for the years ended May 31, 2007, and 2006 to correct their accounting for goodwill.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Scholastic Corporation’s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 30, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
July 30, 2008

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF SCHOLASTIC CORPORATION

We have audited Scholastic Corporation’s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Scholastic Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Scholastic Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Scholastic Corporation and subsidiaries as of May 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended May 31, 2008 and our report dated July 30, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
July 30, 2008

Supplementary Financial Information

Summary of Quarterly Results of Operations

(Unaudited, amounts in millions except per share data)

	First Quarter	Second Quarter	Third Quarter Restated (1)	Fourth Quarter	Fiscal Year Ended May 31,

2008

Revenues	$531.3	$690.5	$447.7	$536.1	$2,205.6
Cost of goods sold	298.8	292.3	218.8	243.8	1,053.7
Earnings from continuing operations	4.7	80.5	(3.5)	28.9	110.6
Loss from discontinued operations	(7.5)	(4.9)	(84.4)	(31.0)	(127.8)
Net income (loss)	(2.8)	75.6	(87.9)	(2.1)	(17.2)
Earnings (loss) per share of Class A and Common Stock:
Basic:
Earnings from continuing operations	$0.12	$2.09	$(0.09)	$0.76	$2.86
Loss from discontinued operations	$(0.19)	$(0.13)	$(2.20)	$(0.81)	$(3.30)
Net income (loss)	$(0.07)	$1.96	$(2.29)	$(0.05)	$(0.44)
Diluted:
Earnings from continuing operations	$0.12	$2.06	$(0.09)	$0.75	$2.82
Loss from discontinued operations	$(0.19)	$(0.13)	$(2.20)	$(0.80)	$(3.26)
Net income (loss)	$(0.07)	$1.93	$(2.29)	$(0.05)	$(0.44)

2007

Revenues	$281.2	$669.2	$424.7	$546.8	$1,921.9
Cost of goods sold	147.7	295.8	212.2	237.7	893.4
Earnings from continuing operations	(40.1)	74.8	(5.1)	45.5	75.1
Loss from discontinued operations, net of tax	(6.8)	0.3	(2.6)	(5.1)	(14.2)
Net income (loss)	(46.9)	75.1	(7.7)	40.4	60.9
Earnings (loss) per share of Class A and Common Stock:
Basic:
Earnings from continuing operations	$(0.95)	$1.77	$(0.12)	$1.06	$1.77
Loss from discontinued operations	$(0.17)	$0.01	$(0.06)	$(0.12)	$(0.34)
Net income (loss)	$(1.12)	$1.78	$(0.18)	$0.94	$1.43
Diluted:
Earnings from continuing operations	$(0.95)	$1.75	$(0.12)	$1.05	$1.75
Loss from discontinued operations	$(0.17)	$0.00	$(0.06)	$(0.12)	$(0.33)
Net income (loss)	$(1.12)	$1.75	$(0.18)	$0.93	$1.42

(1)	See Note 2 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplemental Data”.

Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A | Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of May 31, 2008, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Corporation’s Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with other members of Scholastic management, of the effectiveness of the Corporation’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission , concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2008.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of May 31, 2008, which is included herein. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2008 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9A (T) | Control and Procedures

Not Applicable

Item 9B | Other Information

None.

Part III

Item 10 | Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 19, 2008 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Certain information regarding the Corporation’s Executive Officers is set forth in Part I - Item 1 - Business.

Item 11 | Executive Compensation

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 19, 2008 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 19, 2008 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13 | Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 19, 2008 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14 | Principal Accounting Fees and Services

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 19, 2008 to be filed pursuant to Regulation 14A under the Exchange Act.

Part IV

Item 15 | Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:

The following consolidated financial statements are included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”:

Consolidated Statements of Operations for the years ended May 31, 2008, 2007 and 2006

Consolidated Balance Sheets at May 31, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended May 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended May 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(a)(2)	Supplementary Financial Information - Summary of Quarterly Results of Operations Financial Statement Schedule:

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

(a)(3) and (b)

Exhibits:

3.1

Amended and Restated Certificate of Incorporation of the Corporation, as amended to date (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 5, 2006, SEC File No. 000-19860) (the August 31, 2006 10-Q”).

3.2

Bylaws of the Corporation, amended and restated as of December 12, 2007 (incorporated by reference to the Corporation’s Current Report on Form 8-K as filed with the SEC on December 14, 2007, SEC File No. 000-19860).

4.1

Credit Agreement, dated as of June 1, 2007, among the Corporation and Scholastic Inc., as borrowers, the Initial Lenders named therein, JP Morgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Bank of America Securities LLC., as joint lead arrangers and joint bookrunners, Bank of America, N. A. and Wachovia Bank, N. A., as syndication agents, and SunTrust Bank and The Royal Bank of Scotland, plc, as Documentation Agents (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on July 30, 2007, SEC File No. 000-19860) (the “2007 10-K).

4.2*	Indenture dated April 4, 2003 for 5% Notes due 2013 issued by the Corporation.

10.1**

Scholastic Corporation 1995 Stock Option Plan, effective as of September 21, 1995 (incorporated by reference to the Corporation’s Registration Statement on Form S-8, (Registration No. 33-98186), as filed with the SEC on October 16, 1995), together with Amendment No. 1, effective September 16, 1998 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 15, 1998, SEC File No. 000-19860), Amendment No. 2, effective as of July 18, 2001 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 24, 2001, SEC File No. 000-19860), Amendment No. 3, effective as of May 25, 2006 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 9, 2006 (the “2006 10-K”)), Amendment No. 4, dated as of March 21, 2007 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on March 30, 2007 (the “February 28, 2007 10-Q”)) and Amendment No. 5, dated as of May 20, 2008.

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

10.5**

Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (the “2007 Directors’ Plan”) (incorporated by reference to the Corporation’s Registration Statement on Form S-8, Registration No. 333- 148600, as filed with the SEC on January 10, 2008).

10.6**

Form of Stock Option Agreement under the 2007 Directors’ Plan (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 9, 2008, SEC File No. 000-19860 (the “November 30, 2007 10-Q”)).

10.7**	Form of Restricted Stock Unit Agreement under the 2007 Directors’ Plan (incorporated by reference to the November 30, 2007 10-Q).

10.8**

Scholastic Corporation Executive Performance Incentive Plan, effective as of June 1, 1999 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 15, 1999, SEC File No. 000-19860).

10.9**

Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”) (incorporated by reference to Appendix A of the Corporation’s definitive Proxy Statement as filed with the SEC on August 24, 2001, SEC File No. 000-19860), together with Amendment No. 1, effective as of May 25, 2006 (incorporated by reference to the 2006 10-K), Amendment No. 2, dated as of March 20, 2007 (incorporated by reference to the February 28, 2007 10-Q), Amendment No. 3, dated as of July 17, 2007 (incorporated by reference to Appendix A of the Corporation’s definitive proxy statement as filed with the SEC on August 14, 2007, SEC File No. 000-19860) and Amendment No. 4, dated as of May 20, 2008.

10.10**	Form of Stock Unit Agreement under the 2001 Plan (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 9, 2007 (the “November 30, 2006 10-Q”)).

10.11**	Amended and Restated Guidelines for Stock Units granted under the 2001 Plan (incorporated by reference to the August 31, 2006 10-Q).

10.12**	Form of Option Agreement under the 2001 Plan (incorporated by reference to the November 30, 2006 10-Q).

10.13**

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

10.14**	Form of Class A Option Agreement under the Class A Plan (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 8, 2005).

10.15**	Agreement between Lisa Holton and Scholastic Inc., dated October 5, 2007, with regard to certain severance agreements (incorporated by reference to the November 30, 2007 10-Q).

10.16**	Agreement between Mary A. Winston and Scholastic Inc., dated January 16, 2007, with regard to certain severance arrangements (incorporated by reference to the February 28, 2007 10-Q).

10.17**	Agreement between Maureen O’Connell and Scholastic Inc., dated February 12, 2007, regarding employment (incorporated by reference to the February 28, 2007 10-Q).

10.18

Amended and Restated Lease, effective as of August 1, 1999, between ISE 555 Broadway, LLC, and Scholastic Inc., tenant, for the building known as 555 Broadway, NY, NY (incorporated by reference to the 1999 10-K).

10.19

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

Dated: July 30, 2008	SCHOLASTIC CORPORATION

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

Signature	Title	Date

/s/ Richard Robinson	Chairman of the Board, President and	July 30, 2008
Chief Executive Officer and Director
Richard Robinson	(principal executive officer)

/s/ Maureen O’Connell	Executive Vice President, Chief Administrative	July 30, 2008
Officer and Chief Financial Officer
Maureen O’Connell	(principal financial officer)

/s/ Robert J. Jackson	Senior Vice President, Chief Accounting Officer	July 30, 2008
(principal accounting officer)
Robert J. Jackson

/s/ James W. Barge	Director	July 30, 2008

James W. Barge

/s/ Rebeca M. Barrera	Director	July 30, 2008

Rebeca M. Barrera

/s/ Ramon C. Cortines	Director	July 30, 2008

Ramon C. Cortines

/s/ John L. Davies	Director	July 30, 2008

John L. Davies

Signature	Title	Date

/s/ Andrew S. Hedden	Director	July 30, 2008

Andrew S. Hedden

/s/ Mae C. Jemison	Director	July 30, 2008

Mae C. Jemison

/s/ Peter M. Mayer	Director	July 30, 2008

Peter M. Mayer

/s/ John G. McDonald	Director	July 30, 2008

John G. McDonald

/s/ Augustus K. Oliver	Director	July 30, 2008

Augustus K. Oliver

/s/ Richard M. Spaulding	Director	July 30, 2008

Richard M. Spaulding

[This Page Intentionally Left Blank]

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K
YEAR ENDED MAY 31, 2008
ITEM 15(c)

S-1

Schedule II

Valuation and Qualifying Accounts and Reserves

					(Amounts in millions) Years Ended May 31,

	Balance at Beginning of Year	Expensed	Write-Offs and Other		Balance at End of Year

2008

Allowance for doubtful accounts	$15.9	$11.5	$9.6		$17.8
Reserve for returns	39.7	99.6	97.8	(1)	41.5
Reserve for obsolescence	59.2	29.6	18.1		70.7
Reserve for royalty advances	58.4	6.8	1.2		64.0

2007

Allowance for doubtful accounts	$15.8	$12.8	$12.8		$15.8
Reserve for returns	48.5	62.2	71.0	(1)	39.7
Reserve for obsolescence	56.3	27.5	24.6		59.2
Reserve for royalty advances	54.7	3.7	0.0		58.4

2006

Allowance for doubtful accounts	$10.6	$14.8	$9.6		$15.8
Reserve for returns	33.0	103.2	87.7	(1)	48.5
Reserve for obsolescence	55.6	30.2	29.5		56.3
Reserve for royalty advances	52.1	3.1	0.5		54.7

(1)	Represents actual returns charged to the reserve.

S-2