Form 10-Q
period 2008-08-31
SCHOLASTIC CORP
filed 2008-10-07
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of September 30, 2008

Common Stock, $.01 par value	36,113,748
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008
INDEX

Part I - Financial Information		Page

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations - Unaudited for the
	Three months ended August 31, 2008 and 2007	1

	Condensed Consolidated Balance Sheets – August 31, 2008 and
	2007 - Unaudited; and May 31, 2008	2

	Consolidated Statements of Cash Flows - Unaudited for the Three
	months ended August 31, 2008 and 2007	3

	Notes to Condensed Consolidated Financial Statements - Unaudited	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	27

Part II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 6.	Exhibits	30

Signatures		31

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended August 31,

	2008	2007

Revenues	$285.0	$531.3
Operating costs and expenses:
Cost of goods sold	149.0	298.8
Selling, general and administrative expenses	182.9	199.4
Bad debt expense	1.8	1.9
Depreciation and amortization	16.2	15.8

Total operating costs and expenses	349.9	515.9

Operating (loss) income	(64.9)	15.4

Interest expense, net	5.8	8.6

(Loss) earnings from continuing operations before income taxes	(70.7)	6.8
(Benefit) provision for income taxes	(26.0)	3.5

(Loss) earnings from continuing operations	(44.7)	3.3
Loss from discontinued operations, net of tax	(4.4)	(6.1)

Net loss	$(49.1)	$(2.8)

Basic and diluted (loss) earnings per Share of Class A and
Common Stock:
Basic:
(Loss) earnings from continuing operations	$(1.18)	$0.08
Loss from discontinued operations, net of tax	$(0.12)	$(0.15)
Net loss	$(1.30)	$(0.07)
Diluted:
(Loss) earnings from continuing operations	$(1.18)	$0.08
Loss from discontinued operations, net of tax	$(0.12)	$(0.15)
Net loss	$(1.30)	$(0.07)

Dividends declared per common share	$0.075	$0.00

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in millions, except per share data)

	August 31, 2008	May 31, 2008	August 31, 2007
			(Restated)

	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$31.7	$120.0	$39.2
Accounts receivable, net	196.5	220.1	431.4
Inventories, net	482.6	370.2	480.7
Deferred promotion costs	14.4	5.9	13.5
Deferred income taxes	129.1	116.9	93.1
Prepaid expenses and other current assets	71.0	54.2	67.7
Current assets of discontinued operations	29.6	30.7	224.7

Total current assets	954.9	918.0	1,350.3

Property, plant and equipment, net	349.4	358.6	356.8
Prepublication costs	111.3	110.6	99.6
Royalty advances	48.3	48.6	48.5
Production costs	5.3	4.9	4.6
Goodwill	170.4	172.3	172.5
Other intangibles	47.3	47.5	49.8
Other assets and deferred charges	118.8	101.1	97.8

Total assets	$1,805.7	$1,761.6	$2,179.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	$105.8	$54.6	$73.1
Capital lease obligations	4.7	4.9	5.4
Accounts payable	135.3	109.7	162.8
Accrued royalties	53.4	46.2	145.5
Deferred revenue	46.6	36.2	42.3
Other accrued expenses	150.9	173.6	153.0
Current liabilities of discontinued operations	16.1	16.5	26.7

Total current liabilities	512.8	441.7	608.8

Noncurrent Liabilities:
Long-term debt	324.4	295.1	516.4
Capital lease obligations	56.1	56.7	59.3
Other noncurrent liabilities	111.1	95.0	130.9

Total noncurrent liabilities	491.6	446.8	706.6

Commitments and Contingencies	-	-	-

Stockholders’ Equity:
Preferred Stock, $1.00 par value	-	-	-
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	542.3	539.1	500.9
Accumulated other comprehensive loss	(46.0)	(34.7)	(39.4)
Retained earnings	536.3	588.3	602.6
Treasury stock at cost	(231.7)	(220.0)	(200.0)

Total stockholders’ equity	801.3	873.1	864.5

Total liabilities and stockholders’ equity	$1,805.7	$1,761.6	$2,179.9

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions)

	Three months ended August 31,

	2008	2007

Cash flows used in operating activities:
Net loss	$(49.1)	$(2.8)
Loss from discontinued operations, net of tax	(4.4)	(6.1)

(Loss) earnings from continuing operations	(44.7)	3.3
Adjustments to reconcile earnings from continuing operations to net cash used in operating activities of continuing operations:
Provision for losses on accounts receivable and other reserves	8.9	13.1
Amortization of prepublication and production costs	10.0	12.5
Depreciation and amortization	16.2	15.8
Deferred income taxes	(31.1)	(9.5)
Changes in assets and liabilities:
Accounts receivable	16.5	(202.1)
Inventories	(126.2)	(115.3)
Prepaid expenses and other current assets	(11.0)	(12.6)
Deferred promotion costs	(8.5)	(7.5)
Royalty advances	(1.5)	1.2
Accounts payable and other accrued expenses	14.2	63.0
Accrued royalties	8.0	111.2
Deferred revenue	10.7	19.5
Other, net	1.0	(0.6)

Total adjustments	(92.8)	(111.3)

Net cash used in operating activities of continuing operations	(137.5)	(108.0)
Net cash used in operating activities of discontinued operations	(3.1)	(0.2)

Net cash used in operating activities	(140.6)	(108.2)
Cash flows used in investing activities:
Prepublication expenditures	(10.4)	(10.7)
Additions to property, plant and equipment	(9.9)	(9.9)
Proceeds from sale of business	4.0	-
Production expenditures	(1.1)	(0.9)
Other	(0.6)	-

Net cash used in investing activities of continuing operations	(18.0)	(21.5)
Net cash used in investing activities of discontinued operations	(0.4)	-

Net cash used in investing activities	(18.4)	(21.5)
Cash flows provided by financing activities:
Borrowings under Term Loan and Revolving Loan	40.0	375.0
Repayment of Term Loan	(10.7)	-
Net (repayment)/borrowings under lines of credit	51.2	(25.1)
Reacquisition of Common Stock	(11.7)	(200.0)
Proceeds pursuant to stock-based compensation plans	0.4	8.0
Other	(0.8)	(1.4)

Net cash provided by financing activities of continuing operations	68.4	156.5
Net cash provided by financing activities of discontinued operations	-	-

Net cash provided by financing activities	68.4	156.5
Effect of exchange rate changes on cash and cash equivalents	1.9	(6.9)

Net (decrease) increase in cash and cash equivalents	(88.7)	19.9
Cash and cash equivalents at beginning of period, including cash of discontinued
operations of $0.4 and $1.2, 2008 and 2007, respectively	120.4	22.8

Cash and cash equivalents at end of period, including cash of discontinued
operations of $0.0 and $3.5, 2008 and 2007, respectively	$31.7	$42.7

See accompanying notes

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

1. Basis of Presentation

The accompanying condensed consolidated financial statements consist of the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned and majority-owned subsidiaries (collectively, “Scholastic” or the “Company”). These financial statements have not been audited but reflect those adjustments consisting of normal recurring items that management considers necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

As more fully described in Note 3, “Discontinued Operations,” during the three months ended August 31, 2008, the Company completed the sale of its domestic direct-to-home continuity business (the “DTH business”). The Company expects to complete the sale of the international portion of its direct-to-home continuity businesses located in the United Kingdom and Canada (“DTH International”), as well as a warehousing and distribution facility located in Maumelle, Arkansas (the “Maumelle Facility”) before the end of the calendar year. As previously announced, during the fourth quarter of fiscal 2008, due to the impending sale of the DTH business, it was also determined that the Scholastic school-based continuities business (the “SC business”) would not have an adequate infrastructure and, as a result, the SC business was shut down effective May 31, 2008. The DTH business, DTH International, the Maumelle Facility, and the SC business are hereinafter referred to collectively as the “Former Continuities Business.”

The remaining assets and liabilities associated with the Former Continuities Business are presented on the Company’s Condensed Consolidated Balance Sheets as “Current assets of discontinued operations” and “Current liabilities of discontinued operations” as of August 31, 2008. The results of operations of the Former Continuities Business for the three months ended August 31, 2008 and 2007 are included in the Condensed Consolidated Statements of Operations as “Loss from discontinued operations, net of tax.” The cash flows of the Former Continuities Business are also presented separately in the Company’s Consolidated Statements of Cash Flows for the three months ended August 31, 2008. All corresponding prior year periods presented in the Company’s Condensed Consolidated Financial Statements and accompanying notes have been reclassified to reflect the discontinued operations presentation.

The Company’s business is closely correlated to the school year. Consequently, the results of operations for the three months ended August 31, 2008 and 2007 are not necessarily indicative of the results expected for the full year. The Company typically records a loss in its fiscal first quarter, when most schools are not in session. Due to the seasonal fluctuations that occur, the August 31, 2007 Condensed Consolidated Balance Sheet is included for comparative purposes.

The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Regulation S-X. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an ongoing basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable; sales returns; gross margin rates used to determine inventory values during interim periods; amortization periods; pension and other post-retirement obligations; tax obligations; recoverability of inventories, deferred promotion costs, deferred income taxes and tax reserves, prepublication costs, royalty advances, and the fair value of goodwill and other intangibles.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

Reclassifications

In addition to the reclassification to reflect the discontinued operations presentation, certain prior year amounts have been reclassified to conform to the current year. Royalty advances, which were previously reported within “Cash flows used in investing activities” in the Company’s Consolidated Statements of Cash Flows, are now presented as a component of “Changes in assets and liabilities” within “Cash flows used in operating activities.” The prior year reclassifications to the Statements of Cash Flows resulted in a $9.1 decrease in “Net cash used in operating activities” for the three months ended August 31, 2007.

As reflected:

Cash flows provided by operating activities:
Royalty advances expensed	$9.7
Net cash provided by operating activities	9.7

Cash flows used in investing activities:
Royalty advances	(9.1)
Net cash used in investing activities	$(9.1)

Revised to reflect the reclassification of royalty advances:

Cash flows provided by operating activities:
Changes in assets and liabilities:
Royalty advances	$0.6

Net cash provided by operating activities of continuing operations	0.6

Net cash provided by operating activities	$0.6

The corresponding subtotals of cash provided by operations and cash used in investing activities have been adjusted to reflect the change in the classification of royalty advances.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

New Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157.” Collectively, these Staff Positions allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis and amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.

The Company adopted SFAS 157 beginning June 1, 2008, except for nonfinancial assets and liabilities measured at fair value on a non-recurring basis, which will be effective for the Company June 1, 2009. The impact of the adoption on June 1, 2008 was not material to the Company’s condensed consolidated financial statements. The Company is currently evaluating the impact that the adoption of the deferred portion of SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

SFAS 157 establishes a three-level hierarchy for fair value measurements to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the presentation requirements of SFAS 157 at August 31, 2008 consisted of cash and cash equivalents and foreign currency forward contracts, neither of which were material as of the reporting date. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The fair values of foreign currency forward contracts, used by the Company to manage foreign exchange impact to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), to provide companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 was effective for the Company beginning June 1, 2008. The Company has not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of this standard has had no impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the impact, if any, that FAS 142-3 will have on its consolidated financial position, results of operations and cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”), which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share.” FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. It requires all prior period earnings per share data presented to be adjusted retrospectively. The Company is currently evaluating the effect, if any, that the adoption of FSP 03-6-1 will have on its consolidated financial position, results of operations and cash flows.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1”). FSP 133-1 requires more extensive disclosure regarding potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of sellers of credit derivatives. FSP 133-1 also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require additional disclosure about the current status of the payment or performance risk of a guarantee. FSP 133-1 also clarifies the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” by stating that the disclosures required should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The Company is currently evaluating the effect, if any, that the adoption of FSP 133-1 will have on its consolidated financial position, results of operations and cash flows.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

2. Restatement

In previous filings, the Company treated the Children’s Book Publishing and Distribution (“CBPD”) operating segment as a single reporting unit, which included the DTH business. The Company had determined that the components of this segment had similar economic characteristics, and accordingly, the Company annually assessed goodwill for impairment at the CBPD operating segment level, resulting in no impairment of goodwill until the Company decided to divest certain of its Direct to Home businesses in December 2007. These divestitures include the DTH business, which consists of the domestic portion of the Company’s Direct to Home business located in the United States, DTH International, which includes the Company’s Direct to Home continuity businesses located in the United Kingdom and Canada, and the Maumelle Facility. As more fully described in Note 3, “Discontinued Operations,” the Company completed the sale of the DTH business during the three months ended August 31, 2008. The Company, in connection with the decision to divest these businesses, determined that they should be accounted for as discontinued operations. Accordingly, the Company allocated $4.3 of goodwill to the DTH business based upon the relative fair values of the DTH business compared to the total CBPD segment. The Company assessed the recoverable value of the discontinued DTH business, and then concluded that the $4.3 of goodwill was fully impaired and recognized this impairment in the third quarter of 2008.

Subsequently, the Company reassessed its accounting regarding goodwill impairment and concluded that the DTH business did not have sufficiently similar economic characteristics compared to the other components of the CBPD segment in the current period or in historical periods. For purposes of goodwill testing, the DTH business had incorrectly been aggregated with the CBPD segment since 2001. Accordingly, the Company determined the DTH business should have been treated as a reporting unit and goodwill attributable to the DTH business should have been assessed at the Direct to Home reporting unit level (the “DTH reporting unit” which consists of the domestic Direct to Home portion of the DTH business).

The Company determined that goodwill historically attributable to the DTH reporting unit was $92.4 after consideration of the original source of the goodwill within the CBPD segment and other factors. The Company then reapplied the historical annual impairment testing for the goodwill attributed to the DTH reporting unit for prior periods, utilizing internally developed forecasts of the domestic portion of the DTH business available at the time the test would have been performed. Based upon these analyses, the Company determined that the carrying value of the DTH reporting unit exceeded the fair value of the DTH reporting unit in 2005. The decline in profitability of the DTH business had been previously publicly disclosed by the Company and was primarily a result of the federal Do Not Call legislation, which negatively impacted the business’ marketing programs. Accordingly, the Company determined that all $92.4 of goodwill ($61.0 after recognition of deferred tax benefits) attributable to the DTH reporting unit was impaired as of May 31, 2005.

As discussed in the Company’s Form 10-K for the fiscal year ended May 31, 2008 and filed July 30, 2008, the Company has restated its previously filed consolidated financial statements and selected financial data for the years ended May 31, 2007, 2006 and 2005 and its previously issued quarterly consolidated financial statements for the three month period ended August 31, 2007.

The Company’s presentations as of August 31, 2007 are restated as follows:

	As
	Previously
	Reported	Adjustments	Restated

Goodwill (1)	$264.9	$(92.4)	$172.5
Other assets and deferred charges (including deferred income taxes) (2)	66.0	31.8	97.8
Retained earnings	663.6	(61.0)	602.6

(1)	Goodwill amounts above relate to discontinued operations, including the impact of the impairment, and the related deferred tax balances.

(2)

Includes a reclassification of installment receivables of $0.9 in the “As Previously Reported” and “Restated” amounts in order to conform to the current period presentation in the Condensed Consolidated Balance Sheets.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

3. Discontinued Operations

During the three months ended August 31, 2008, the Company completed the sale of the DTH business and recognized a gain of $10.5. The Company expects to complete the sale of DTH International, as well as the Maumelle Facility before the end of the calendar year. During the three months ended August 31, 2008, the Company recognized impairment and other charges related to the United Kingdom direct-to-home operations of $5.0. During the three months ended May 31, 2008, the Company ceased operations of its SC business. The Company determined that absent the DTH business, there would be insufficient infrastructure to successfully support the SC business. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of operations for the Former Continuities Business are presented in the Company’s Condensed Consolidated Financial Statements as discontinued operations.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three months ended August 31,

	2008	2007

Revenues	$34.6	$55.6
Gain on sale	10.5	-
Non-cash impairment and other charges	(5.0)	-
Loss before income taxes	(2.0)	(10.0)
Income tax (expense) benefit	(2.4)	3.9

Loss from discontinued operations, net of tax	$(4.4)	$(6.1)

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table sets forth the assets and liabilities of the discontinued operations included in the Condensed Consolidated Balance Sheets of the Company as of the dates indicated:

	August 31, 2008	May 31, 2008	August 31, 2007

Accounts receivable, net	20.3	15.8	59.9
Inventories, net	—	4.6	50.5
Deferred promotion costs	—	—	42.7
Other assets	9.3	10.3	71.6

Current assets of discontinued operations	$29.6	$30.7	$224.7

Accounts payable and accrued expenses	14.0	8.0	20.3
Other current liabilities	2.1	8.5	6.4

Current liabilities of discontinued operations	$16.1	$16.5	$26.7

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

4. Segment Information

The Company categorizes its businesses into four reportable segments: Children’s Book Publishing and Distribution; Educational Publishing; Media, Licensing and Advertising (which collectively represent the Company’s domestic operations); and International. This classification reflects the nature of products and services consistent with the method by which the Company’s chief operating decision-maker assesses operating performance and allocates resources. Revenues and operating margin related to a segment’s products sold or services rendered through another segment’s distribution channel are reallocated to the segment originating the products or services.

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

• Media, Licensing and Advertising includes the production and/or distribution of media and electronic products and programs (including children’s television programming, videos, DVDs, software, feature films, interactive and audio products, promotional activities and non-book merchandise), and advertising revenue, including sponsorship programs.

• International includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

The following tables set forth information for the Company’s segments for the periods indicated and reflect the Company’s continuing operations:

	Children’s Book		Media,
	Publishing and	Educational	Licensing and		Total
	Distribution(1)	Publishing	Advertising	Overhead(1)(2)	Domestic	International(1)	Total

Three months ended
August 31, 2008

Revenues	$61.0	$116.4	$19.5	$0.0	$196.9	$88.1	$285.0
Bad debt expense (income)	(0.1)	0.5	(0.1)	0.0	0.3	1.5	1.8
Depreciation and amortization(3)	6.3	1.3	0.3	6.4	14.3	1.9	16.2
Amortization(4)	2.6	5.3	1.5	0.0	9.4	0.6	10.0
Royalty advances expensed	4.6	0.3	0.1	0.0	5.0	1.0	6.0
Operating (loss) income	(55.9)	21.0	(4.6)	(21.2)	(60.7)	(4.2)	(64.9)
Segment Assets	542.2	365.0	71.1	480.3	1,458.6	317.5	1,776.1
Goodwill	38.2	93.0	9.8	0.0	141.0	29.4	170.4
Expenditures for long-lived assets	10.7	5.6	3.5	5.5	25.3	3.2	28.5
Long-lived Assets(5)	176.5	206.6	30.5	246.5	660.1	110.8	770.9

Three months ended
August 31, 2007

Revenues	$296.8	$127.8	$16.4	$0.0	$441.0	$90.3	$531.3
Bad debt	0.1	0.0	0.4	0.0	0.5	1.4	1.9
Depreciation and amortization(3)	4.4	1.0	0.3	8.3	14.0	1.8	15.8
Amortization(4)	4.1	6.4	1.5	0.0	12.0	0.5	12.5
Royalty advances expensed	9.3	0.5	0.1	0.0	9.9	0.2	10.1
Operating (loss) income	12.6	30.4	(5.4)	(20.6)	17.0	(1.6)	15.4
Segment Assets	771.8	364.5	67.5	428.1	1,631.9	323.3	1,955.2
Goodwill	38.2	92.8	9.8	0.0	140.8	31.7	172.5
Expenditures for long-lived assets	14.9	4.9	1.5	4.6	25.9	3.6	29.5
Long-lived Assets(5)	170.3	210.3	28.3	248.4	657.3	113.6	770.9

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

(1)

As discussed in Note 3, “Discontinued Operations,” the DTH business, consisting of the domestic portion of the direct-to-home business, and the SC business, which were formerly included in the Children’s Book Publishing and Distribution segment, DTH International, located in the United Kingdom and Canada, which was formerly included in the International segment, and the Maumelle Facility, which was formerly included in Overhead (with the exception of certain charges allocated to the Company’s segments), were reclassified as discontinued operations and, as such, are not reflected in this table.

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

(3)	Includes depreciation of property, plant and equipment and amortization of intangible assets, but excludes amortization of promotion costs.

(4)	Includes amortization of prepublication costs and production costs, but excludes amortization of promotion costs.

(5)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles, royalty advances, production costs and long-term investments.

5. Debt

The following table summarizes debt as of the dates indicated:

	August 31, 2008	May 31, 2008	August 31, 2007

Lines of Credit	$63.0	$11.8	$41.0
Loan Agreement:
Revolving Loan	40.0	—	175.0
Term Loan	167.9	178.6	200.0
5% Notes due 2013, net of discount	159.3	159.3	173.5

Total debt	430.2	349.7	589.5
Less lines of credit, short-term debt and current portion of long-term debt	(105.8)	(54.6)	(73.1)

Total long-term debt	$324.4	$295.1	$516.4

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The following table sets forth the maturities of the Company’s debt obligations as of August 31, 2008 for the remainder of fiscal 2009 and thereafter:

Nine-month period ending May 31:
2009	$95.1
Fiscal years ending May 31:
2010	42.8
2011	42.8
2012	42.8
2013	206.7
Thereafter	0.0

Total debt	$430.2

Loan Agreement

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) elected to replace the Company’s then-existing credit facilities with a new $525.0 credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 revolving credit component (the “Revolving Loan”) and a $200.0 amortizing term loan component (the “Term Loan”). The Loan Agreement is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2012. The $325.0 Revolving Loan component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0. The $200.0 Term Loan component was established in order to fund the reacquisition by the Corporation of shares of its Common Stock pursuant to an Accelerated Share Repurchase Agreement and was fully drawn on June 28, 2007 in connection with that transaction. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7, with the first payment on December 31, 2007, and a final payment of $7.4 due on June 1, 2012. Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing Federal Funds rate plus 0.500% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based on the Company’s prevailing consolidated debt to total capital ratio. As of August 31, 2008, the applicable margin of the Term Loan was 0.875% and the applicable margin on the Revolving Loan was 0.700% . The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at August 31, 2008 was 0.175% . As of August 31, 2008, the Term Loan had an outstanding balance of $167.9, at a weighted average interest rate of 3.300% . As of August 31, 2007, the Term Loan had an outstanding balance of $200.0 at a weighted average interest rate of 6.300% . The Revolving Loan has an outstanding balance of $40.0 as of August 31, 2008 at a weighted average interest rate of 3.200% . As of August 31, 2007, $175.0 was outstanding under the Revolving Loan at a weighted average interest rate of 6.200% .. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at August 31, 2008 the Company was in compliance with these covenants.

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

Lines of Credit

During the fourth quarter of fiscal 2008, the Company renewed unsecured money market bid rate credit lines totaling $50.0 that were originally entered into during the fourth quarter of fiscal 2007. There was an outstanding balance under these credit lines of $37.8 and $5.7 at August 31, 2008 and August 31, 2007, respectively. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term, not to exceed 364 days, agreed to at the time each loan is made. The weighted average interest rate for all money market bid rate loans outstanding on August 31, 2008 and August 31, 2007 were 2.900% and 6.100%, respectively. These credit lines are typically available for loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

As of August 31, 2008, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $61.1, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $25.2 at August 31, 2008 at a weighted average interest rate of 5.900%, as compared to the equivalent of $35.3 at August 31, 2007 at a weighted average of 6.600% .

6. Comprehensive Loss

The following table sets forth comprehensive loss for the periods indicated:

	Three months ended
	August 31,

	2008	2007

Net loss	$(49.1)	$(2.8)
Other comprehensive loss -
Foreign currency translation adjustments	(12.0)	(5.1)
Retirement plans and post-retirement healthcare, net of tax	0.7	0.2

Comprehensive loss	$(60.4)	$(7.7)

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

7. Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average Shares of Class A Stock and Common Stock outstanding during the period. Diluted earnings (loss) per share is calculated to give effect to potentially dilutive options to purchase Class A and Common Stock and restricted stock units granted pursuant to the Company’s stock-based compensation plans that were outstanding during the period. In accordance with SFAS No. 128, “Earnings Per Share,” in a period in which the Company reports a discontinued operation, income (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or antidilutive. The Company calculates per share figures prior to rounding in millions. The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended August 31,

	2008	2007

(Loss) earnings from continuing operations	$(44.7)	$3.3
Loss from discontinued operations	$(4.4)	$(6.1)
Net loss	$(49.1)	$(2.8)
Weighted average Shares of Class A Stock and Common Stock outstanding
for basic earnings per share (in millions)	37.9	39.7
Dilutive effect of Class A Stock and Common Stock potentially issuable
pursuant to stock-based compensation plans (in millions)	*	0.6
Adjusted weighted average Shares of Class A Stock and Common Stock
outstanding for diluted earnings per share (in millions)	*	40.3

(Loss) earnings per share of Class A Stock and Common Stock:
Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(1.18)	$0.08
Loss from discontinued operations	$(0.12)	$(0.15)
Net loss	$(1.30)	$(0.07)

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(1.18)	$0.08
Loss from discontinued operations	$(0.12)	$(0.15)
Net Loss	$(1.30)	$(0.07)

*	In the three months ended August 31, 2008, the Company experienced a loss from continuing operations, and therefore did not reflect any dilutive share impact.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

8. Goodwill and Other Intangibles

Goodwill and other intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the periods indicated:

	Three months ended	Twelve months ended	Three months ended
	August 31, 2008	May 31, 2008	August 31, 2007
			(Restated)

Beginning balance	$172.3	$173.5	$173.5
Translation adjustments	(1.9)	(1.2)	(1.0)

Total	$170.4	$172.3	$172.5

The following table summarizes Other intangibles subject to amortization at the dates indicated:

	August 31, 2008	May 31, 2008	August 31, 2007

Customer lists	$3.2	$3.2	$3.2
Accumulated amortization	(3.0)	(3.0)	(2.9)

Net customer lists	0.2	0.2	0.3

Other intangibles	8.7	8.7	4.1
Accumulated amortization	(5.6)	(5.4)	(3.1)

Net other intangibles	3.1	3.3	1.0

Total	$3.3	$3.5	$1.3

During the fourth quarter of fiscal 2008 the Company reviewed its intangible assets with indefinite lives and determined that certain intangible assets not previously subject to amortization should begin being amortized as of that fiscal period. Accordingly, approximately $4.6 of Other intangibles reported as not subject to amortization as of August 31, 2007 are reported as Other intangibles subject to amortization as of August 31, 2008 and May 31, 2008. This reclassification was based on the Company’s analysis of the cash flows related to these assets.

Amortization expense for Other intangibles totaled $0.2 and $0.1 for the three month periods ended August 31, 2008 and 2007, respectively, and $2.5 for the twelve months ended May 31, 2008. Amortization expense for these assets is currently estimated to total $0.6 for the fiscal years ending May 31, 2009 through 2011 and $0.5 for the fiscal years ending May 31, 2012 and 2013. Intangible assets with definite lives consist principally of customer lists and covenants not to compete. Intangible assets with definite lives are amortized over their estimated useful lives. There were no impairments in the current period.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	August 31, 2008	May 31, 2008	August 31, 2007

Net carrying value by major class:
Titles	$28.7	$28.7	$31.0

Trademarks and Other	15.3	15.3	17.5

Total	$44.0	$44.0	$48.5

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

	Pension Plans		Post-Retirement Benefits
	Three months ended		Three months ended
	August 31,		August 31,

	2008	2007	2008	2007

Components of Net Periodic Benefit Cost:
Service cost	$2.1	$2.2	$0.1	$0.1
Interest cost	2.7	2.5	0.5	0.5
Expected return on assets	(2.9)	(2.8)	—	—
Net amortization of prior service (credit)/cost	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of loss	0.5	0.4	0.2	0.3

Net periodic benefit cost	$2.3	$2.2	$0.6	$0.7

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future. For the three months ended August 31, 2008, the Company contributed $3.8, $0.2 and $0.1 to the U. S. Pension Plan, the U. K. Pension Plan and the Canadian Pension Plan, respectively. The Company expects, based on actuarial calculations, to contribute cash of approximately $18.2 in the aggregate to the Pension Plans in the fiscal year ending May 31, 2009.

10. Stock-Based Compensation

The following table summarizes stock-based compensation for the periods indicated:

	Three months ended
	August 31,

	2008	2007

Stock option expense	$1.5	$0.9
Restricted stock unit expense	0.6	0.3
Employee stock purchase plan expense	0.1	0.1

Total stock-based compensation	$2.2	$1.3

During the three month periods ended August 31, 2008 and 2007, shares of Common Stock issued by the Corporation pursuant to its stock-based compensation plans were not material.

11. Treasury Stock

On May 28, 2008, the Corporation announced that its Board of Directors had authorized a new program to repurchase up to $20.0 of Common Stock as conditions allow, on the open market or through negotiated private transactions. During the three months ended August 31, 2008, the Corporation repurchased approximately 0.4 million shares on the open market for approximately $11.7 at an average cost of $27.52 per share. See Part II, “Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.”

12. Income Taxes

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”). In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known and applies that rate to its ordinary quarterly earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and factors into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

The Company’s provision for income taxes with respect to continuing operations resulted in an effective tax rate of 36.8% for the three months ended August 31, 2008, and a tax benefit of $26.0. The Company anticipates a full fiscal year tax rate of approximately 40.0% for the current fiscal year exclusive of expected discrete items. The income tax benefit recognized by the Company in the current quarter is a result of the pretax losses recognized by the Company in the current quarter. The Company experiences seasonality in its earnings, traditionally recognizing significant pretax losses in the first quarter, and pretax income for the remainder of the year. Accordingly, the Company recognizes income tax benefits in the first quarter, which will be offset by tax expense in succeeding quarters. These benefits are presented on the Condensed Consolidated Balance Sheets as a reduction to Other accrued expenses.

In the current period, the Company completed the sale of the DTH business (see Note 3, “Discontinued Operations”). In Fiscal Year 2008, the Company recognized significant pretax losses and deferred tax benefits associated with this transaction. The Company expects to realize the majority of these deferred tax assets in the current fiscal year, reducing the Company’s domestic taxable income to levels significantly below the expected pretax income levels. Accordingly, the Company expects reduced federal and state tax payments in the current fiscal year as a result of the realization of these deferred tax assets, and expects a significant reduction in deferred tax assets at the end of the current fiscal year.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The Company recognizes tax benefits of uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company does not currently anticipate a material change to its unrecognized tax benefits within twelve months of August 31, 2008; however, actual developments can change these expectations, including settlement of audits.

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

13. Subsequent Event

On September 24, 2008, the Company announced that the Board had declared a quarterly dividend of $0.075 per share to be paid on December 15, 2008 to shareholders of record of the Corporation’s Common Stock and Class A Stock on October 31, 2008.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

During the three months ended August 31, 2008, Scholastic Corporation completed the sale of its U.S. direct-to-home continuities business under its previously announced agreement with Sandvik AS. The Company expects to complete the sale of its direct-to-home continuity businesses located in the United Kingdom and Canada and the Maumelle Facility by the end of the calendar year. The Company views this as an important move for long-term profitability, as it allows the Company to focus its efforts to grow sales to parents and families through our school channels.

The Company’s first quarter is generally its smallest revenue period as most schools are not in session, resulting in a seasonal loss. The net loss in the quarter ended August 31, 2008 was $49.1 million, which included a loss from discontinued operations, net of tax, of $4.4 million, compared to a $2.8 million net loss in the quarter ended August 31, 2007, which included a loss from discontinued operations, net of tax, of $6.1 million. The net loss in the prior fiscal quarter was significantly lower due to the benefit of the July 2007 release of Harry Potter and the Deathly Hallows, the seventh and final book in the series.

The Corporation paid its first dividend on September 15, 2008, under its previously announced dividend program established to return value to investors. Additionally, the Corporation continues to repurchase shares of its Common Stock under the program approved by its Board of Directors.

Through the first three months of fiscal 2009, the Company remained focused on its long-term financial targets of 9-10% operating margins, and key objectives to:

  Achieve modest revenue growth and improved margins in its core children’s book publishing and distribution businesses;

  Drive modest sales growth by capitalizing on opportunities to improve the Company’s sales and service organization in a challenging market and by the introduction of new technology products in its Educational Publishing segment;

  Reduce costs by restructuring operations, reducing head count, consolidating supplier relationships, and standardizing print formats and paper specifications across all businesses.

Results of Continuing Operations

Revenues for the quarter ended August 31, 2008 decreased $246.3 million, or 46.4%, to $285.0 million, compared to $531.3 million in the prior fiscal year quarter. This decrease related primarily to $235.8 million in lower revenues from the Children’s Book Publishing and Distribution segment, as compared to the prior fiscal year quarter which included the July 2007 release of Harry Potter and the Deathly Hallows.

Cost of goods sold decreased to $149.0 million in the quarter ended August 31, 2008, or 52.3% of revenues, as compared to $298.8 million, or 56.2% of revenues in the quarter ended August 31, 2007, primarily due to higher costs related to the Harry Potter release in the prior fiscal year quarter.

Selling, general and administrative expenses decreased $16.5 million to $182.9 million in the quarter ended August 31, 2008 compared to $199.4 million in the prior fiscal year quarter, which included approximately $15 million of costs related to the Harry Potter release in the prior fiscal year period. Selling, general and administrative expenses as a percentage of revenue for the quarter ended August 31, 2008 increased to 64.2% as compared to 37.5 % in the prior fiscal year quarter, primarily due to the revenue benefit from the seventh book in the Harry Potter series which recorded unprecedented sales of approximately $240 million in the prior fiscal year quarter without a proportionate increase in expense.

The resulting operating loss for the quarter ended August 31, 2008 was $64.9 million, compared to operating income of $15.4 million in the prior fiscal year quarter, primarily due to the impact of the prior year’s release of Harry Potter and the Deathly Hallows.

Net interest expense decreased $2.8 million to $5.8 million, or 2.0% of revenues, in the quarter ended August 31, 2008, compared to $8.6 million, or 1.6% of revenues, in the prior fiscal year quarter primarily due to lower borrowings.

The Company’s provision for income taxes with respect to continuing operations resulted in an effective tax rate of 36.8% and 51.5% for the quarters ended August 31, 2008 and August 31, 2007, respectively. The higher rate in the prior fiscal year period was the result of discrete items in the amount of $0.5 million representing the Company’s interest component adjustment for the accounting for uncertain tax positions and $0.3 million of additional tax expense related to a regulatory change in the statutory tax rate of a foreign subsidiary of the Corporation.

Loss from continuing operations was $44.7 million, or $1.18 per share, for the quarter ended August 31, 2008, compared to income from continuing operations of $3.3 million, or $0.08 per share, in the prior fiscal year quarter.

Loss from discontinued operations, net of tax, was $4.4 million, or $0.12 per share, for the quarter ended August 31, 2008, compared to $6.1 million, or $0.15 per share, in the prior fiscal year quarter.

Net loss was $49.1 million, or $1.30 per share, for the quarter ended August 31, 2008, compared to $2.8 million, or $0.07 per share, in the prior fiscal year quarter.

SCHOLASTIC CORPORATION
Item 2. MD&A

Results of Continuing Operations - Segments

Children’s Book Publishing and Distribution

	Three months ended
($ amounts in millions)	August 31,

	2008	2007

Revenue	$61.0	$296.8
Operating (loss) income	(55.9)	12.6

Operating margin	*	4.2%

* not meaningful

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended August 31, 2008 decreased to $61.0 million from $296.8 million in the prior fiscal year quarter. The decrease was due to the unprecedented success of Harry Potter and the Deathly Hallows, the seventh and final book in the series, in the prior year, which included approximately $240 million of Harry Potter revenues. School-based book clubs and book fairs have minimal activity in the Company’s first fiscal quarter, as most schools are not in session.

Segment operating loss for the quarter ended August 31, 2008 was $55.9 million, compared to operating income of $12.6 million in the prior fiscal year quarter, primarily due to lower operating results for the Company’s trade business resulting from lower Harry Potter revenues, partially offset by cost management in school-based book clubs and book fairs.

Educational Publishing
	Three months ended
($ amounts in millions)	August 31,

	2008	2007

Revenue	$116.4	$127.8
Operating income	21.0	30.4

Operating margin	18.0%	23.8%

Revenues in the Educational Publishing segment for the quarter ended August 31, 2008 decreased by $11.4 million, or 8.9%, to $116.4 million, compared to $127.8 million in the prior fiscal year quarter. This decrease was primarily due to lower revenues from sales of educational technology products, primarily due to lower sales of READ180, reflecting a challenging market and lower sales productivity. In addition, the prior year period included a large sale totaling approximately $7 million. The decrease in sales of educational technology products for the quarter ended August 31, 2008 was partially offset by higher non-technology classroom and library publishing revenues.

Segment operating income for the quarter ended August 31, 2008 decreased by $9.4 million, or 30.9%, to $21.0 million, compared to $30.4 million in the prior fiscal year quarter, principally driven by lower technology revenues, partially offset by the benefit of better expense management in the current fiscal year period.

SCHOLASTIC CORPORATION
Item 2. MD&A

Media, Licensing and Advertising
	Three months ended
($ amounts in millions)	August 31,

	2008	2007

Revenue	$19.5	$16.4
Operating loss	(4.6)	(5.4)

Operating margin	*	*

* not meaningful

Revenues in the Media, Licensing and Advertising segment for the quarter ended August 31, 2008 increased by $3.1 million, or 18.9%, to $19.5 million, compared to $16.4 million in the prior fiscal year quarter, primarily due to increased custom publishing revenues.

Segment operating loss for the quarter ended August 31, 2008 decreased to $4.6 million, compared to $5.4 million in the prior fiscal year quarter, primarily due to the higher revenues.

International
	Three months ended
($ amounts in millions)	August 31,

	2008	2007

Revenue	$88.1	$90.3
Operating loss	(4.2)	(1.6)

Operating margin	*	*

* not meaningful

Revenues in the International segment for the quarter ended August 31, 2008 decreased by $2.2 million, or 2.4%, to $88.1 million, compared to $90.3 million in the prior fiscal year quarter. Lower revenues in the Company’s export business of $7.8 million, primarily due to lower Harry Potter revenues, were partially offset by the favorable impact of foreign currency exchange rates of $2.9 million and higher local currency revenue in Australia, the United Kingdom, and Canada equivalent to $1.8 million, $1.5 million, and $1.2 million, respectively.

Segment operating loss for the quarter ended August 31, 2008 increased to $4.2 million, as compared to $1.6 million in the prior fiscal year quarter, primarily due to the lower revenues from the Company’s export business.

SCHOLASTIC CORPORATION
Item 2. MD&A

Results of Discontinued Operations

During the three months ended August 31, 2008, the Company completed the sale of its domestic DTH business. The Company anticipates the sale of the direct-to-home continuities businesses located in the United Kingdom and Canada and the Maumelle Facility to be completed by calendar year-end. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of operations for the DTH business are presented separately in the Company’s Condensed Consolidated Financial Statements as discontinued operations and the assets and liabilities of the DTH business are treated as held for sale. SFAS 144 requires write-downs of the carrying value of assets held for sale if the carrying value exceeds their estimated fair value, less cost to sell. See Note 3 of Notes to Condensed Consolidated Financial Statements – Unaudited in Item 1, “Financial Statements” for a discussion of estimates and assumptions in calculating estimated fair value less cost to sell.

Loss from discontinued operations, net of tax, was $4.4 million, or $0.12 per share, for the quarter ended August 31, 2008, compared to $6.1 million, or $0.15 per share, in the prior fiscal year quarter. The lower loss in the current year period was primarily related to the gain recorded on the sale of the DTH business.

Seasonality

The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based book club and book fair revenues are greatest in the second quarter of the fiscal year, while revenues from the sale of instructional materials and educational technology products are highest in the first and fourth quarters. The Company generally experiences a loss from operations in the first and third quarters of each fiscal year.

Liquidity and Capital Resources

The Company’s cash and cash equivalents, including the cash of the discontinued operations, totaled $31.7 million at August 31, 2008, compared to $120.4 million at May 31, 2008 and $42.7 million at August 31, 2007.

Cash used in operating activities was $140.6 million for the three months ended August 31, 2008, compared to $108.2 million in the prior fiscal year period. This $32.4 million increase consists primarily of a $10.9 million higher cash use for inventory in the current fiscal year period, reflecting earlier purchasing of inventory in School Book Fairs, and $11.1 million lower cash inflow from Accounts payable in the current fiscal year period due to the timing of payments.

Cash used in investing activities decreased to $18.4 million for the three months ended August 31, 2008 from $21.5 million for the prior fiscal year period, primarily due to the $4.0 million cash proceeds from the sale of the DTH business.

Cash provided by financing activities was $68.4 million for the three months ended August 31, 2008, compared to $156.5 million for the prior fiscal year period, representing an $88.1 million decrease year over year. The change is primarily attributable to $175.0 million of borrowings on the Revolving Loan as of August 31, 2007 to finance working capital needs, compared to net borrowings on the Revolving Loan of $40.0 million at August 31, 2008. This $135.0 million decrease was partially offset by a $76.3 million year over year increase in the Company’s activity under its lines of credit. The Company had net borrowings under its lines of credit of $51.2 million in the current fiscal year period as compared to net repayments of $25.1 million in the prior fiscal year period.

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May. The Company expects to realize the benefit of deferred tax assets related to the DTH business divestiture in the current fiscal year. Accordingly, net tax payments will be lower in the current fiscal year than historical levels.

The Company’s operating philosophy is to use cash provided from operating activities to create value by paying down debt, to reinvest in existing businesses and, from time to time, to make acquisitions that will complement its portfolio of businesses and to engage in shareholder enhancement initiatives, such as share purchases or dividend declarations. The Company believes that funds generated by its operations and funds available under its current credit facilities will be sufficient to finance its short-and long-term capital requirements.

SCHOLASTIC CORPORATION
Item 2. MD&A

As of August 31, 2008, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $31.7 million and borrowings remaining available under the Revolving Loan (as described under “Financing” below) totaling $285.0 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). The Company believes these sources of liquidity are sufficient to finance its ongoing operating needs.

The Company believes it has adequate access to capital to repay its debt obligations as they become due. As of August 31, 2008, the Company was rated BB by Standard & Poor’s Rating Services and Ba1 by Moody’s Investors Service.

Financing

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) elected to replace the Company’s then-existing credit facilities with a new $525.0 million credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 million revolving credit component (the “Revolving Loan”) and a $200.0 million amortizing term loan component (the “Term Loan”). The Loan Agreement is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2012. The $325.0 million Revolving Loan component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0 million. The $200.0 million Term Loan component was established in order to fund the reacquisition by the Corporation of shares of its Common Stock pursuant to the ASR and was fully drawn on June 28, 2007 in connection with that transaction. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7 million, with the first payment made on December 31, 2007, and a final payment of $7.4 million due on June 1, 2012. Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing Federal Funds rate plus 0.500% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based on the Company’s prevailing consolidated debt to total capital ratio. As of August 31, 2008, the applicable margin on the Term Loan was 0.875% and the applicable margin on the Revolving Loan was 0.700% . The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at August 31, 2008 was 0.175% . As of August 31, 2008, $167.9 million was outstanding under the Term Loan at a weighted average interest rate of 3.300% . As of August 31, 2007, the Term Loan had an outstanding balance of $200.0 million at a weighted average interest rate of 6.300% . As of August 31, 2008, $40.0 million was outstanding under the Revolving Loan at a weighted average interest rate of 3.200% . As of August 31, 2007, $175.0 million was outstanding under the Revolving Loan at a weighted average interest rate of 6.200% . The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at August 31, 2008 the Company was in compliance with these covenants.

During the fourth quarter of fiscal 2008, the Company renewed unsecured money market bid rate credit lines totaling $50.0 million that were originally entered into during the fourth quarter of fiscal 2007. As of August 31, 2008, there were outstanding borrowings under these credit lines of $37.8 million and $5.7 million at August 31, 2007. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term, not to exceed 364 days, agreed to at the time each loan is made. The weighted average interest rate for all money market bid rate loans outstanding on August 31, 2008 was 2.900% . These credit lines are typically available for loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

As of August 31, 2008, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $61.1 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $25.2 million at August 31, 2008 at a weighted average interest rate of 5.900%, compared to the equivalent of $11.8 million at May 31, 2008 at a weighted average interest rate of 6.400% and to the equivalent of $35.3 million at August 31, 2007 at a weighted average interest rate of 6.600% .

At August 31, 2008, the Company had open standby letters of credit of $8.1 million issued under certain credit lines, as compared to $8.4 million as of May 31, 2008 and August 31, 2007. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

The Company’s total debt obligations were $430.2 million at August 31, 2008, $349.7 million at May 31, 2008 and $589.5 million at August 31, 2007. The higher level of debt at August 31, 2008 as compared to May 31, 2008 was primarily due to higher borrowings against the Revolving Loan and higher borrowings against the unsecured money market bid rate credit lines. The lower level of debt at August 31, 2008 compared to the levels at August 31, 2007 was due to the lower borrowings by the foreign subsidiaries, lower borrowings against the Revolving Loan, as well as the repayments made on the Term Loan and the repurchase in fiscal 2008 of the 5% Notes on the open market. This was partially offset by the higher borrowings against the Company’s unsecured money market bid rate credit lines.

For a more complete description of the Company’s debt obligations, see Note 5 of Notes to Condensed Consolidated Financial Statements – Unaudited in Item 1, “Financial Statements.”

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the impact, if any, that FAS 142-3 will have on its consolidated financial position, results of operations and cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”), which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share.” FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. It requires all prior period earnings per share data presented to be adjusted retrospectively. The Company is currently evaluating the effect, if any, that the adoption of FSP 03-6-1 will have on its consolidated financial position, results of operations and cash flows.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1”). FSP 133-1 requires more extensive disclosure regarding potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of sellers of credit derivatives. FSP 133-1 also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require additional disclosure about the current status of the payment or performance risk of a guarantee. FSP 133-1 also clarifies the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” by stating that the disclosures required should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The Company is currently evaluating the effect, if any, that the adoption of FSP 133-1 will have on its consolidated financial position, results of operations and cash flows.

Recently Adopted Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157.” Collectively, these Staff Positions allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis and amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.

SCHOLASTIC CORPORATION
Item 2. MD&A

The Company adopted SFAS 157 beginning June 1, 2008, except for nonfinancial assets and liabilities measured at fair value on a non-recurring basis, which will be effective for the Company June 1, 2009. The impact of the adoption on June 1, 2008 was not material to the Company’s condensed consolidated financial statements. The Company is currently evaluating the impact that the adoption of the deferred portion of SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

SFAS 157 establishes a three-level hierarchy for fair value measurements to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the presentation requirements of SFAS 157 at August 31, 2008 consisted of cash and cash equivalents and foreign currency forward contracts, neither of which were material as of the reporting date. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The fair values of foreign currency forward contracts, used by the Company to manage foreign exchange impact to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), to provide companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 was effective for the Company beginning June 1, 2008. The Company has not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of this standard has had no impact on the Company’s consolidated financial position, results of operations and cash flows.

Since the date of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (the “Annual Report”), there have been no material changes to the Company’s critical accounting policies and estimates.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 63% of the Company’s debt at August 31, 2008 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 55% at May 31, 2008 and approximately 71% at August 31, 2007. The increase in variable-rate debt as of August 31, 2008 compared to May 31, 2008 was primarily due to higher borrowings against the Revolving Credit and higher borrowings against the unsecured money market bid rate credit lines, resulting from seasonality of the business. The decrease in variable-rate debt as of August 31, 2008 compared to August 31, 2007 was due to repayments of the Term Loan and lower borrowings against the Revolving Credit. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of August 31, 2008 (see Note 5 of Notes to Condensed Consolidated Financial Statements - Unaudited in Item 1, “Financial Statements”):

($ amounts in millions)	Fiscal Year Maturity

	2009	2010	2011	2012	2013	Thereafter	Total

Debt Obligations
Lines of credit	$63.0	$—	$—	$—	$—	$—	$63.0
Average interest rate	4.1%

Long-term debt including current
Fixed-rate debt	$—	$—	$—	—	$160.5	$—	$160.5
Average interest rate					5.0%

Variable-rate debt	$32.1	$42.8	$42.8	$42.8	$47.4 (1)	$—	$207.9
Average interest rate(2)	3.3%	3.3%	3.3%	3.3%	3.3%

(1)	Includes the final payment of $7.4 million under the Term Loan, which has a final maturity of June 1, 2012 but may be repaid at any time.

(2)	Represents the interest rate under the Term Loan at August 31, 2008; the interest rate is subject to change over the life of the Term Loan.

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of August 31, 2008, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the quarter ended August 31, 2008:

	Issuer Purchases of Equity Securities
	(Dollars in millions except per share amounts)

			Total number of shares
			purchased as part of publicly	Maximum number of shares (or
	Total number of	Average price	announced plans	approximate dollar value) that may yet be
Period	shares purchased	paid per share	or programs	purchased under the plans or programs

June 1, 2008 through June 30, 2008	151,075	$28.95	151,075	$15.6	(1)

July 1, 2008 through July 31, 2008	100,713	$27.36	100,713	$12.9	(1)

August 1, 2008 through August 31, 2008	171,792	$26.36	171,792	$8.3	(1)

Total	423,580	$27.52	423,580	$8.3	(1)

(1)

On May 28, 2008, the Corporation announced that its Board of Directors had authorized a new program to purchase up to $20.0 million of Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

SCHOLASTIC CORPORATION
Item 4. Submission of Matters to a Vote of Security Holders

On July 21, 2008, the holders of the 1,656,200 outstanding shares of the Corporation’s Class A Stock approved by written consent an action to fix the number of directors constituting the full Board of Directors of the Corporation (the “Board”) at ten, effective as of the annual meeting of the Corporation’s stockholders held on September 24, 2008. The Corporation’s Amended and Restated Certificate of Incorporation provides that the holders of Class A Stock, voting as a class, have the right to fix the size of the Board so long as it does not consist of less than three nor more than fifteen directors.

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: October 7, 2008	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President and Chief
Executive Officer

Date: October 7, 2008		/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED AUGUST 31, 2008
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