Form 10-Q
period 2008-11-30
SCHOLASTIC CORP
filed 2009-01-09
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of December 31, 2008

Common Stock, $.01 par value	35,392,912
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended November 30,		Six months ended November 30,

	2008	2007	2008	2007

Revenues	$661.6	$687.6	$944.4	$1,216.6

Operating costs and expenses:
Cost of goods sold	284.4	291.4	432.7	589.5
Selling, general and administrative expenses	235.0	235.7	412.9	431.6
Bad debt expense	7.4	3.5	8.7	5.3
Depreciation and amortization	15.6	15.5	31.8	31.2
Severance	11.4	2.6	14.4	4.0

Total operating costs and expenses	553.8	548.7	900.5	1,061.6

Operating income	107.8	138.9	43.9	155.0

Interest expense, net	7.0	9.7	12.9	18.4

Earnings from continuing operations before income taxes	100.8	129.2	31.0	136.6
Provision for income taxes	42.4	46.9	16.3	50.3

Earnings from continuing operations	58.4	82.3	14.7	86.3
Loss from discontinued operations, net of tax	(15.3)	(6.7)	(20.7)	(13.5)

Net income (loss)	$43.1	$75.6	$(6.0)	$72.8

Basic and diluted earnings per Share of Class A and Common Stock:

Basic:
Earnings from continuing operations	$1.55	$2.13	$0.39	$2.21
Loss from discontinued operations, net of tax	$(0.40)	$(0.17)	$(0.55)	$(0.35)
Net earnings (loss)	$1.15	$1.96	$(0.16)	$1.86
Diluted:
Earnings from continuing operations	$1.55	$2.10	$0.39	$2.17
Loss from discontinued operations, net of tax	$(0.40)	$(0.17)	$(0.55)	$(0.34)
Net earnings (loss)	$1.15	$1.93	$(0.16)	$1.83

Dividends declared per common share	$0.075	$0.000	$0.150	$0.000

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in millions, except per share data)

	November 30, 2008	May 31, 2008	November 30, 2007 (Restated)

	(Unaudited)		(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$30.8	$117.6	$183.3
Accounts receivable, net	269.9	210.7	282.4
Inventories, net	430.3	368.3	426.2
Deferred promotion costs	14.2	5.9	10.6
Deferred income taxes	125.2	116.9	92.0
Prepaid expenses and other current assets	57.5	53.5	55.2
Current assets of discontinued operations	31.6	46.0	238.8

Total current assets	959.5	918.9	1,288.5

Property, plant and equipment, net	341.9	357.8	353.8
Prepublication costs	114.5	110.6	103.1
Royalty advances	45.1	48.6	50.8
Production costs	5.6	4.9	4.8
Goodwill	167.6	172.3	172.9
Other intangibles	47.1	47.5	49.8
Other assets and deferred charges	108.4	101.0	92.8

Total assets	$1,789.7	$1,761.6	$2,116.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	$70.2	$54.6	$83.3
Capital lease obligations	4.4	4.9	5.2
Accounts payable	121.0	109.6	135.5
Accrued royalties	35.8	46.0	138.6
Deferred revenue	70.2	36.2	63.7
Other accrued expenses	168.3	172.5	182.3
Current liabilities of discontinued operations	16.4	17.9	24.7

Total current liabilities	486.3	441.7	633.3

Noncurrent Liabilities:
Long-term debt	318.8	295.1	330.8
Capital lease obligations	55.5	56.7	58.5
Other noncurrent liabilities	109.7	95.0	126.3

Total noncurrent liabilities	484.0	446.8	515.6

Commitments and Contingencies:	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	548.2	539.1	527.0
Accumulated other comprehensive loss	(65.7)	(34.7)	(38.0)
Retained earnings	576.6	588.3	678.2
Treasury stock at cost	(240.1)	(220.0)	(200.0)

Total stockholders’ equity	819.4	873.1	967.6

Total liabilities and stockholders’ equity	$1,789.7	$1,761.6	$2,116.5

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions)

	Six months ended November 30,

	2008	2007

Cash flows (used in)/provided by operating activities:
Net (loss) income	$(6.0)	$72.8
Loss from discontinued operations, net of tax	(20.7)	(13.5)

Earnings from continuing operations	14.7	86.3

Adjustments to reconcile earnings from continuing operations to net cash used in operating activities of continuing operations:
Provision for losses on accounts receivable and other reserves	27.6	25.8
Amortization of prepublication and production costs	20.7	22.7
Depreciation and amortization	31.8	31.2
Deferred income taxes	7.2	(15.6)
Changes in assets and liabilities:
Accounts rebceivale	(81.3)	(63.3)
Inventories	(96.2)	(65.8)
Prepaid expenses and other current assets	(4.7)	(1.8)
Deferred promotion costs	(8.4)	(4.3)
Royalty advances	(3.6)	(2.5)
Accounts payable and other accrued expenses	5.9	50.9
Accrued royalties	(7.8)	103.9
Deferred revenue	35.2	40.6
Other, net	6.5	7.0

Total adjustments	(67.1)	128.8

Net cash (used in)/provided by operating activities of continuing operations	(52.4)	215.1
Net cash (used in)/provided by operating activities of discontinued operations	(10.9)	3.7

Net cash (used in)/provided by operating activities	(63.3)	218.8

Cash flows used in investing activities:
Prepublication expenditures	(24.1)	(23.9)
Additions to property, plant and equipment	(23.5)	(20.3)
Proceeds from sale of business	4.0	—
Production expenditures	(2.5)	(2.1)
Repayment of loan from investee	6.0	6.2
Other	(2.3)	(0.3)

Net cash used in investing activities of continuing operations	(42.4)	(40.4)
Net cash used in investing activities of discontinued operations	(0.6)	(2.9)

Net cash used in investing activities	(43.0)	(43.3)

Cash flows provided by financing activities:
Borrowings under Term Loan and Revolving Loan	140.0	390.0
Repayment of Term Loan and Revolving Loan	(116.4)	(190.0)
Net borrowings/(repayment) under lines of credit	19.4	(27.0)
Reacquisition of Common Stock	(20.1)	(200.0)
Proceeds pursuant to stock-based compensation plans	1.8	30.6
Payment of dividends	(2.8)	—
Other	(2.5)	(2.2)

Net cash provided by financing activities of continuing operations	19.4	1.4
Net cash provided by financing activities of discontinued operations	—	—

Net cash provided by financing activities	19.4	1.4
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(12.1)

Net (decrease) increase in cash and cash equivalents	(88.7)	164.8
Cash and cash equivalents at beginning of period, including cash of discontinued operations of $2.9 and $2.2, 2008 and 2007, respectively	120.5	22.8

Cash and cash equivalents at end of period, including cash of discontinued operations of $1.0 and $4.3, 2008 and 2007, respectively	$31.8	$187.6

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

As more fully described in Note 3, “Discontinued Operations,” in August 2008, the Company completed the sale of its domestic direct-to-home continuity business (the “DTH business”). The Company expects to complete the divestiture of the international portion of its direct-to-home continuity businesses located in the United Kingdom and Canada (“DTH International”), as well as a warehousing and distribution facility located in Maumelle, Arkansas (the “Maumelle Facility”), by the end of the current fiscal year. As previously announced, during the fourth quarter of fiscal 2008, due to the impending sale of the DTH business, it was also determined that the Scholastic school-based continuities business (the “SC business”) would not have an adequate infrastructure and, as a result, the SC business was shut down effective May 31, 2008. The DTH business, DTH International, the Maumelle Facility and the SC business are hereinafter referred to collectively as the “Former Continuities Business.”

In the three months ended November 30, 2008, the Company exited certain unprofitable, non-core businesses including;

•	its subsidiary in Argentina (“Argentina”), which served multiple distribution channels including Book Fairs, Book Clubs and Trade,

•	its door-to-door encyclopedia sales business in Puerto Rico (“Caribe”), and

•	a trade magazine (“Coach”).

The Company will continue to evaluate its portfolio of businesses and expects that it may exit certain additional unprofitable businesses in the current fiscal year.

The remaining assets and liabilities associated with the Former Continuities Business, Argentina, Caribe and Coach are presented on the Company’s Condensed Consolidated Balance Sheets as “Current assets of discontinued operations” and “Current liabilities of discontinued operations” as of November 30, 2008, May 31, 2008 and November 30, 2007. The results of operations of these businesses for the three and six months ended November 30, 2008 and 2007 are included in the Condensed Consolidated Statements of Operations as “Loss from discontinued operations, net of tax.” The cash flows of these businesses are also presented separately in the Company’s Consolidated Statements of Cash Flows for the six months ended November 30, 2008 and 2007. All corresponding prior year periods presented in the Company’s Condensed Consolidated Financial Statements and accompanying notes have been reclassified to reflect the discontinued operations presentation.

The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based book club and book fair revenues are greatest in the second and fourth quarters of the fiscal year, while revenues from the sale of instructional materials and educational technology products are highest in the first and fourth quarters. The Company typically experiences losses from operations in the first and third quarters of each fiscal year. Due to the seasonal fluctuations that occur, the November 30, 2007 Condensed Consolidated Balance Sheet is included for comparative purposes.

The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Regulation S-X. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an ongoing basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable; sales returns; gross margin rates used to determine inventory values and gross profits for book fair operations during interim periods; amortization periods; pension and other post-retirement obligations; tax obligations; and recoverability of inventories, deferred promotion costs, deferred income taxes and tax reserves, prepublication costs, royalty advances, and the fair value of goodwill and other intangibles.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

Reclassifications

In addition to the reclassification to reflect the discontinued operations presentation, certain prior year amounts have been reclassified to conform to the current year presentation. Royalty advances, which were previously reported within “Cash flows used in investing activities” in the Company’s Consolidated Statements of Cash Flows, are now presented as a component of “Changes in assets and liabilities” within “Cash flows used in operating activities.” The prior year reclassifications to the Statements of Cash Flows resulted in a $15.9 decrease in “Net cash used in operating activities” for the six months ended November 30, 2007.

As reflected:

Cash flows provided by operating activities:
Royalty advances expensed	$13.3
Net cash provided by operating activities	13.3

Cash flows used in investing activities:
Royalty advances	$(15.9)
Net cash used in investing activities	(15.9)

Revised to reflect the reclassification of royalty advances:

Cash flows used in operating activities:
Changes in assets and liabilities:
Royalty advances	$(2.6)

Net cash used in operating activities of continuing operations	(2.6)

Net cash used in operating activities	$(2.6)

The corresponding subtotals of cash provided by operations and cash used in investing activities have been adjusted to reflect the change in the classification of royalty advances.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157.” Collectively, these Staff Positions allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis and amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.

The Company adopted SFAS 157 beginning June 1, 2008, except for non financial assets and liabilities measured at fair value on a non-recurring basis, which will be effective for the Company June 1, 2009. The impact of the adoption on June 1, 2008 was not material to the Company’s condensed consolidated financial statements. The Company is currently evaluating the impact that the adoption of the deferred portion of SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the presentation requirements of SFAS 157 at November 30, 2008 consisted of cash and cash equivalents and foreign currency forward contracts, neither of which were material as of the reporting date. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure.

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

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer accounts for business combinations. SFAS 141R includes guidance for the recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any non-controlling or minority interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies and acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R applies prospectively and is effective for business combinations made by the Company beginning June 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for any non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the non-controlled interest. SFAS 160 is effective for the Company beginning June 1, 2009 and is to be applied prospectively, except for the presentation and disclosure requirements, which upon adoption will be applied retrospectively for all periods presented. The Company is currently evaluating the impact, if any, that SFAS 160 will have on its consolidated financial position, results of operations and cash flows.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”), which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share.” FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. It requires all prior period earnings per share data presented to be adjusted retrospectively. The Company is currently evaluating the effect, if any, that the adoption of FSP 03-6-1 will have on its consolidated financial position, results of operations and cash flows.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

2. Restatement

In previous filings, the Company treated the Children’s Book Publishing and Distribution (“CBPD”) operating segment as a single reporting unit, which included the DTH business. The Company had determined that the components of this segment had similar economic characteristics, and accordingly, the Company annually assessed goodwill for impairment at the CBPD operating segment level, resulting in no impairment of goodwill until the Company decided to divest certain of its Direct to Home businesses in December 2007. These divestitures include the DTH business, which consists of the domestic portion of the Company’s Direct to Home business located in the United States, DTH International, which includes the Company’s Direct to Home continuity businesses located in the United Kingdom and Canada, and the Maumelle Facility. As more fully described in Note 3, “Discontinued Operations,” the Company completed the sale of the DTH business during the three months ended August 31, 2008. The Company, in connection with the decision to divest these businesses, determined that they should be accounted for as discontinued operations. Accordingly, the Company allocated $4.3 of goodwill to the DTH business based upon the relative fair values of the DTH business compared to the total CBPD segment. The Company assessed the recoverable value of the discontinued DTH business, and then concluded that the $4.3 of goodwill was fully impaired and recognized this impairment in the third quarter of fiscal 2008.

Subsequently, the Company reassessed its accounting regarding goodwill impairment and concluded that the domestic portion of the DTH business did not have sufficiently similar economic characteristics compared to the other components of the CBPD segment in the current period or in historical periods. For purposes of goodwill testing, the domestic portion of the DTH business had incorrectly been aggregated with the CBPD segment since 2001. Accordingly, the Company determined the domestic portion of the DTH business should have been treated as a reporting unit and goodwill attributable to the domestic portion of the DTH business should have been assessed at the Direct to Home reporting unit level (the “DTH reporting unit”) which consists of the domestic Direct to Home portion of the DTH business.

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

As discussed in the Company’s Form 10-K for the fiscal year ended May 31, 2008 and filed July 30, 2008, the Company has restated its previously filed consolidated financial statements and selected financial data for the years ended May 31, 2007, 2006 and 2005 and its previously issued quarterly consolidated financial statements for the three and six month periods ended November 30, 2007.

The Company’s presentations as of November 30, 2007 are restated as follows:

	As Previously Reported	Adjustments (1)	Restated

Goodwill	$265.3	$(92.4)	$172.9
Other assets and deferred charges (including deferred income taxes) (2)	61.4	31.4	92.8
Retained earnings	739.2	(61.0)	678.2

(1)	Goodwill amounts above relate to discontinued operations.

(2)

Includes a reclassification of installment receivables of $0.9 in the “As Previously Reported” and “Restated” amounts in order to conform to the current period presentation in the Condensed Consolidated Balance Sheets.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

3. Discontinued Operations

As previously announced, the Company sold its DTH business in August 2008, has shut down its SC business effective May 31, 2008 and intends to sell its Maumelle Facility. The Company also intends to complete the divestiture of its DTH International business in fiscal 2009. In addition, in the three months ended November 30, 2008, the Company exited certain unprofitable, non-core businesses including Argentina, Caribe and Coach. The results of operations associated with these businesses are presented as discontinued operations for accounting purposes in the fiscal 2009 and prior year periods. The Company’s DTH and SC businesses were formerly included in the Children’s Book Publishing and Distribution segment, DTH International, Caribe and the Argentina business were formerly included in the International segment and Coach was formerly included in the Media, Licensing and Advertising segment. The Company’s Maumelle Facility, which is included in discontinued operations, was formerly included in Overhead. The Company continues to monitor the expected cash proceeds to be realized from the disposition of discontinued operations assets, and adjusts asset values accordingly. During the three months ended November 30, 2008, the Company recognized impairment and other charges related to discontinued operations of $11.3 pretax.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of operations for the Former Continuities Business, Argentina, Caribe and Coach are presented in the Company’s Condensed Consolidated Financial Statements as discontinued operations.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three months ended November 30,		Six months ended November 30,

	2008	2007	2008	2007

Revenues	$10.5	$58.6	$47.2	$116.6
Gain on sale	-0-	-0-	10.5	-0-
Non-cash impairment and other charges	11.3	-0-	16.2	-0-
Loss before income taxes	20.8	8.5	23.8	19.1
Income tax benefit	5.5	1.8	3.1	5.6

Loss from discontinued operations, net of tax	$15.3	$6.7	$20.7	$13.5

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table sets forth the assets and liabilities of the discontinued operations included in the Condensed Consolidated Balance Sheets of the Company as of the dates indicated:

	November 30, 2008	May 31, 2008	November 30, 2007

Accounts receivable, net	21.0	26.1	72.4
Inventories, net	—	6.5	51.9
Deferred promotion costs	—	—	40.8
Other assets	10.6	13.4	73.7

Current assets of discontinued operations	$31.6	$46.0	$238.8

Accounts payable and accrued expenses	16.4	17.9	23.4
Other current liabilities	—	—	1.3

Current liabilities of discontinued operations	$16.4	$17.9	$24.7

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

The following tables set forth information for the Company’s segments for the periods indicated and reflect the Company’s continuing operations:

	Children’s Book Publishing and Distribution(1)	Educational Publishing	Media, Licensing and Advertising(1)	Overhead(1)(2)	Total Domestic	International(1)	Total

Three months ended November 30, 2008

Revenues	$381.8	$92.2	$63.2	$0.0	$537.2	$124.4	$661.6
Bad debt	4.5	0.6	0.4	0.0	5.5	1.9	7.4
Depreciation and amortization(3)	2.0	0.7	0.6	10.8	14.1	1.5	15.6
Amortization(4)	2.9	5.3	2.0	0.0	10.2	0.5	10.7
Royalty advances expensed	7.6	0.2	0.3	0.0	8.1	1.1	9.2
Operating income (loss)	99.2	13.2	10.5	(29.1)	93.8	14.0	107.8
Expenditures for long-lived assets	14.1	9.8	3.3	7.3	34.5	2.7	37.2

Three months ended November 30, 2007

Revenues	$386.9	$99.6	$56.3	$0.0	$542.8	$144.8	$687.6
Bad debt	2.2	0.4	0.1	0.0	2.7	0.8	3.5
Depreciation and amortization(3)	3.9	0.5	0.6	9.3	14.3	1.2	15.5
Amortization(4)	2.3	5.7	1.6	0.0	9.6	0.6	10.2
Royalty advances expensed	2.9	0.1	0.2	0.0	3.2	1.4	4.6
Operating income (loss)	108.8	12.4	10.4	(17.8)	113.8	25.1	138.9
Expenditures for long-lived assets	8.7	6.8	5.9	5.3	26.7	4.8	31.5

	Children’s Book Publishing and Distribution(1)	Educational Publishing	Media, Licensing and Advertising(1)	Overhead(1)(2)	Total Domestic	International(1)	Total

Six months ended November 30, 2008

Revenues	$442.8	$208.6	$82.4	$0.0	$733.8	$210.6	$944.4
Bad debt	4.4	1.1	0.3	0.0	5.8	2.9	8.7
Depreciation and amortization(3)	8.3	2.0	0.9	17.2	28.4	3.4	31.8
Amortization(4)	5.5	10.6	3.5	0.0	19.6	1.1	20.7
Royalty advances expensed	12.2	0.5	0.4	0.0	13.1	2.1	15.2
Operating income (loss)	43.3	34.2	6.2	(50.3)	33.4	10.5	43.9
Segment Assets	595.6	324.0	91.0	469.5	1,480.1	278.0	1,758.1
Goodwill	38.2	93.0	9.8	0.0	141.0	26.6	167.6
Expenditures for long-lived assets	24.8	15.4	6.8	12.8	59.8	5.9	65.7
Long-lived Assets(5)	191.2	193.8	35.2	245.2	665.4	93.7	759.1

Six months ended November 30, 2007

Revenues	$683.7	$227.4	$72.4	$0.0	$983.5	$233.1	$1,216.6
Bad debt	2.4	0.4	0.5	0.0	3.3	2.0	5.3
Depreciation and amortization(3)	8.0	1.3	1.6	16.6	27.5	3.7	31.2
Amortization(4)	6.4	12.1	3.1	0.0	21.6	1.1	22.7
Royalty advances expensed	12.2	0.6	0.3	0.0	13.1	1.6	14.7
Operating income (loss)	121.4	42.9	5.1	(38.4)	131.0	24.0	155.0
Segment Assets	798.7	352.3	87.1	372.3	1,610.4	267.3	1,877.7
Goodwill	38.2	92.8	9.8	0.0	140.8	32.1	172.9
Expenditures for long-lived assets	23.6	11.7	7.4	9.9	52.6	8.4	61.0
Long-lived Assets(5)	176.0	211.5	37.4	245.1	670.0	105.1	775.1

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

(1)

As discussed in Note 3, “Discontinued Operations,” the DTH business, consisting of the domestic portion of the direct-to-home business, and the SC business, which were formerly included in the Children’s Book Publishing and Distribution segment, Argentina, Caribe and DTH International, which were formerly included in the International segment, Coach, which was formerly included in the Media Licensing and Advertising segment, and the Maumelle Facility, which was formerly included in Overhead (with the exception of certain charges allocated to the Company’s segments), were reclassified as discontinued operations and, as such, are not reflected in this table.

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

(3)	Includes depreciation of property, plant and equipment and amortization of intangible assets, but excludes amortization of promotion costs.

(4)	Includes amortization of prepublication costs and production costs, but excludes amortization of promotion costs.

(5)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles, royalty advances, production costs and long-term investments.

5. Debt

The following table summarizes debt as of the dates indicated:

	November 30, 2008	May 31, 2008	November 30, 2007

Lines of Credit	$27.4	$11.8	$40.5
Loan Agreement:
Revolving Loan	45.0	—	—
Term Loan	157.2	178.6	200.0
5% Notes due 2013, net of discount	159.4	159.3	173.6

Total debt	389.0	349.7	414.1

Less lines of credit, short-term debt and current portion of long-term debt	(70.2)	(54.6)	(83.3)

Total long-term debt	$318.8	$295.1	$330.8

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table sets forth the maturities of the Company’s debt obligations as of November 30, 2008 for the remainder of fiscal 2009 and thereafter:

Six-month period ending May 31:
2009	$48.8
Fiscal years ending May 31:
2010	42.8
2011	42.8
2012	42.8
2013	211.8
Thereafter	0.0

Total debt	$389.0

Loan Agreement

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) elected to replace the Company’s then-existing credit facilities with a new $525.0 credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 revolving credit component (the “Revolving Loan”) and a $200.0 amortizing term loan component (the “Term Loan”). The Loan Agreement is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2012. The $325.0 Revolving Loan component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0. The $200.0 Term Loan component was established in order to fund the reacquisition by the Corporation of shares of its Common Stock pursuant to an Accelerated Share Repurchase Agreement and was fully drawn on June 28, 2007 in connection with that transaction. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7, with the first payment on December 31, 2007, and a final payment of $7.4 due on June 1, 2012. Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing Federal Funds rate plus 0.500% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based on the Company’s prevailing consolidated debt to total capital ratio. As of November 30, 2008, the applicable margin of the Term Loan was 0.875% and the applicable margin on the Revolving Loan was 0.700%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at November 30, 2008 was 0.175%. As of November 30, 2008, the Term Loan had an outstanding balance of $157.2, at an interest rate of 4.7%.; at May 31, 2008 the Term Loan had an outstanding balance of $178.6 at an interest rate of 3.8%; and at November 30, 2007, the Term Loan had an outstanding balance of $200.0 at an interest rate of 5.9%. The Revolving Loan had an outstanding balance of $45.0 as of November 30, 2008 at an interest rate of 2.1%. There were no outstanding borrowings under the Revolving Loan as of May 31, 2008 or November 30, 2007. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at November 30, 2008 the Company was in compliance with these covenants.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

5% Notes due 2013

In April 2003, Scholastic Corporation issued $175.0 of 5% Notes (the “5% Notes”). The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year through maturity. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption. In fiscal 2008, the Company repurchased $14.5 of the 5% Notes on the open market.

Lines of Credit

During the fourth quarter of fiscal 2008, the Company renewed unsecured money market bid rate credit lines totaling $50.0 that were originally entered into during the fourth quarter of fiscal 2007. There were no outstanding borrowings under these credit lines at November 30, 2008, May 31, 2008 and November 30, 2007. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term, not to exceed 364 days, agreed to at the time each loan is made.

As of November 30, 2008, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $65.2, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $27.4 at November 30, 2008 at a weighted average interest rate of 4.5%; $11.8 at May 31, 2008 at a weighted average interest rate of 6.4%; and $40.5 at November 30, 2007 at a weighted average interest rate of 7.0%.

6. Comprehensive Income (Loss)

The following table sets forth comprehensive income (loss) for the periods indicated:

	Three months ended November 30,		Six months ended November 30,

	2008	2007	2008	2007

Net income (loss)	$43.1	$75.6	$(6.0)	$72.8

Other comprehensive (loss) income
Foreign currency translation adjustments	(21.2)	1.2	(33.4)	(3.9)
Retirement plans and post-retirement healthcare, net of tax	1.5	0.2	2.2	0.4

Comprehensive income (loss)	$23.4	$77.0	$(37.2)	$69.3

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

7. Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average Shares of Class A Stock and Common Stock outstanding during the period. Diluted earnings (loss) per share is calculated to give effect to potentially dilutive options to purchase Class A and Common Stock and restricted stock units granted pursuant to the Company’s stock-based compensation plans that were outstanding during the period. In accordance with SFAS No. 128, “Earnings Per Share,” in a period in which the Company reports a discontinued operation, income (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive. The Company calculates per share figures prior to rounding in millions. The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended November 30,		Six months ended November 30,

	2008	2007	2008	2007

Earnings from continuing operations	$58.4	$82.3	$14.7	$86.3
Loss from discontinued operations, net of tax	(15.3)	(6.7)	(20.7)	(13.5)
Net income (loss)	43.1	75.6	(6.0)	72.8
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings per share (in millions)	37.6	38.5	37.7	39.1
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.1	0.6	0.2	0.6
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings per share (in millions)	37.7	39.1	37.9	39.7

Earnings (loss) per share of Class A Stock and Common Stock: Basic earnings (loss) per share:
Earnings from continuing operations	$1.55	$2.13	$0.39	$2.21
Loss from discontinued operations, net of tax	$(0.40)	$(0.17)	$(0.55)	$(0.35)
Net earnings (loss)	$1.15	$1.96	$(0.16)	$1.86

Diluted earnings (loss) per share:
Earnings from continuing operations	$1.55	$2.10	$0.39	$2.17
Loss from discontinued operations, net of tax	$(0.40)	$(0.17)	$(0.55)	$(0.34)
Net earnings (loss)	$1.15	$1.93	$(0.16)	$1.83

In December 2008, the Company repurchased 426,979 common shares for $5.9 pursuant to share buy-back programs authorized by the board of directors.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

8. Goodwill and Other Intangibles

Goodwill and other intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the periods indicated:

	Six months ended November 30, 2008	Twelve months ended May 31, 2008	Six months ended November 30, 2007 (Restated)

Beginning balance	$172.3	$173.5	$173.5
Purchase accounting adjustment	—	—	(1.3)
Foreign currency translation adjustments	(4.7)	(1.2)	0.7

Total	$167.6	$172.3	$172.9

The following table summarizes Other intangibles subject to amortization at the dates indicated:

	November 30, 2008	May 31, 2008	November 30, 2007

Customer lists	$1.0	$1.0	$1.0
Accumulated amortization	(0.8)	(0.8)	(0.7)

Net customer lists	0.2	0.2	0.3

Other intangibles	8.7	8.7	4.1
Accumulated amortization	(5.8)	(5.4)	(3.1)

Net other intangibles	2.9	3.3	1.0

Total	$3.1	$3.5	$1.3

During the fourth quarter of fiscal 2008 the Company reviewed its intangible assets with indefinite lives and determined that certain intangible assets not previously subject to amortization should begin being amortized as of that fiscal period. Accordingly, approximately $4.6 of Other intangibles reported as not subject to amortization as of November 30, 2007 are reported as Other intangibles subject to amortization as of November 30, 2008 and May 31, 2008. This reclassification was based on the Company’s analysis of the cash flows related to these assets.

Amortization expense for Other intangibles totaled $0.3 and $0.2 for the six month periods ended November 30, 2008 and 2007, and $2.5 for the twelve months ended May 31, 2008. Amortization expense for these assets is currently estimated to total $0.6 for the fiscal years ending May 31, 2009 through 2011 and $0.5 for the fiscal years ending May 31, 2012 and 2013. Intangible assets with definite lives consist principally of customer lists and covenants not to compete. Intangible assets with definite lives are amortized over their estimated useful lives. There were no impairments in the current period.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	November 30, 2008	May 31, 2008	November 30, 2007

Net carrying value by major class:
Titles	$28.7	$28.7	$31.0
Trademarks and Other	15.3	15.3	17.5

Total	$44.0	$44.0	$48.5

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

	Pension Plans Three months ended November 30,		Post-Retirement Benefits Three months ended November 30,

	2008	2007	2008	2007

Components of net periodic benefit costs:
Service cost	$1.9	$2.1	$—	$—
Interest cost	2.4	2.5	0.4	0.4
Expected return on assets	(2.7)	(3.0)	—	—
Net amortization of prior service (credit)/cost	—	—	(0.2)	(0.2)
Amortization of loss	0.5	0.6	0.2	0.4

Net periodic benefit costs	$2.1	$2.2	$0.4	$0.6

	Pension Plans Six months ended November 30,		Post-Retirement Benefits Six months ended November 30,

	2008	2007	2008	2007

Components of net periodic benefit costs:
Service cost	$4.0	$4.3	$0.1	$0.1
Interest cost	5.1	5.0	0.7	0.9
Expected return on assets	(5.6)	(5.8)	—	—
Net amortization of prior service (credit)/cost	(0.1)	(0.1)	(0.4)	(0.4)
Amortization of loss	1.0	1.0	0.3	0.7

Net periodic benefit costs	$4.4	$4.4	$0.7	$1.3

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future. For the six months ended November 30, 2008, the Company contributed $8.3 to the U. S. Pension Plan, the U. K. Pension Plan and the Canadian Pension Plan in the aggregate. The Company expects, based on actuarial calculations, to contribute cash of approximately $14.5 in the aggregate to the Pension Plans in the fiscal year ending May 31, 2009.

10. Stock-Based Compensation

The following table summarizes stock-based compensation included in Selling, general and administrative expenses for the periods indicated:

	Three months ended November 30,		Six months ended November 30,

	2008	2007	2008	2007

Stock option expense	$1.3	$1.0	$2.8	$1.9
Restricted stock unit expense	3.0	0.6	3.7	0.9
Employee stock purchase plan expense	0.3	0.1	0.3	0.2

Total stock-based compensation	$4.6	$1.7	$6.8	$3.0

During the three month periods ended November 30, 2008 and 2007, shares of Common Stock issued by the Corporation pursuant to its stock-based compensation plans were not material.

11. Accrued Severance

In the six months ended November 30, 2008, the company initiated certain cost reduction measures, including employee headcount reductions. The below table provides information regarding severance costs appearing on the Company’s Condensed Consolidated Statements of Operations associated with these cost reduction measures. The Company expects to incur additional expenses of approximately $4.8 during the second half of the current fiscal year. The below accrual of $5.7 as of November 30, 2008 is included in Other accrued expenses on the Company’s Condensed Consolidated Balance Sheets. These costs are incurred in Overhead.

Activity for six months ended November 30, 2008

Balance at May 31, 2008	$0.4
Accruals	14.4
Payments	(9.1)

Balance at November 30, 2008	$5.7

12. Treasury Stock

On May 28, 2008, the Corporation announced that its Board of Directors had authorized a new program to repurchase up to $20.0 of Common Stock as conditions allow, on the open market or through negotiated private transactions. On November 20, 2008, the Board of Directors authorized a further program to repurchase up to an additional $10.0 of its Common Stock, which will be funded with available cash, pursuant to which the Corporation may purchase shares, from time to time as conditions allow, on the open market. The repurchase program may be suspended at any time without prior notice. During the six months ended November 30, 2008, the Corporation repurchased approximately 0.8 million shares on the open market for $20.1 at an average cost of $24.83 per share. See Part II, “Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

13. Income Taxes

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”). In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known and applies that rate to its ordinary year to date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and factors into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

The Company’s provision for income taxes with respect to continuing operations resulted in an effective tax rate of 42.1% for the three months ended November 30, 2008, and a tax provision of $42.4. The effective tax rate for the six months ended November 30, 2008 was 52.6% and the tax provision for the same six month period was $16.3. The Company anticipates a full fiscal year tax rate of approximately 43% for the current fiscal year exclusive of expected discrete items. The Company’s expected full year effective tax rate exceeds statutory rates primarily as a result of net operating losses experienced in foreign operations for which the Company does not expect to realize future tax benefits. Accordingly, valuation allowances are provided for the net operating loss carry forwards of these operations.

In the current year, the Company completed the sale of the DTH business (see Note 3, “Discontinued Operations”). In Fiscal Year 2008, the Company recognized significant pretax losses and deferred tax benefits associated with this transaction. The Company expects to realize the majority of these deferred tax assets in the current fiscal year, reducing the Company’s domestic taxable income to levels significantly below the expected pretax income levels. Accordingly, the Company expects reduced federal and state tax payments in the current fiscal year as a result of the realization of these deferred tax assets, and expects a significant reduction in deferred tax assets at the end of the current fiscal year. The Company expects to realize future tax benefits on all domestic net operating losses generated in the current fiscal year.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The Company recognizes tax benefits of uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company does not currently anticipate a material change to its unrecognized tax benefits within twelve months of November 30, 2008; however, actual developments can change these expectations, including settlement of audits.

The Corporation, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Corporation file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The Company believes it is no longer subject to an income tax assessment by the United States Internal Revenue Service (“IRS”) for the years ended on or before May 31, 2003 due to the expiration of the statute of limitations. The Company has been selected for audit by the IRS for its fiscal years ended May 2004, 2005 and 2006. The Company is also currently under audit by both New York State and New York City for its fiscal years ended May 2002, 2003 and 2004. It is possible that federal, state and foreign tax examinations will be settled during the next twelve months. If any of these tax examinations are concluded within that period, the Company will make any necessary adjustments to its unrecognized tax benefits.

14. Related Party Transactions

On October 10, 2008, the Company agreed to purchase 100,000 shares of Common Stock from Richard Robinson, Chairman of the Board, President and Chief Executive Officer of the Company, at a price of $20.59 per share, or an aggregate purchase price of $2.1, pursuant to the Company’s previously announced stock repurchase program which had been approved by the Board in May 2008. The purchase price was determined with reference to the last transaction price reported on Nasdaq immediately prior to the purchase. The closing price of the Common Stock on Nasdaq on October 10, 2008 was $23.11 per share. The shares became available for sale due to Mr. Robinson, as a result of current market conditions, being required to sell the shares in order to protect the collateral value underlying a personal loan with a bank secured by the shares.

15. Subsequent Event

On December 18, 2008, the Company announced that the Board had declared a quarterly dividend of $0.075 per share to be paid on March 16, 2009 to shareholders of record of the Corporation’s Common Stock and Class A Stock on January 30, 2009.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

The Company sold its U.S. direct-to-home continuities business (“DTH Business”) in August 2008 and expects to complete the divestiture of its Canadian and U.K. direct-to-home continuities businesses (“DTH International) in the current fiscal year. In addition, the Company shut down its school-based continuities business effective May 31, 2008 and operations in Argentina (“Argentina”), its door-to-door sales operation in Puerto Rico (“Caribe”) and its Coach magazine business (“Coach”) effective November 30, 2008. The Company views the foregoing actions to be consistent with its plan to improve short-term profitability.

Earnings from continuing operations, net of tax, for the quarter ended November 30, 2008 was $58.4 million compared to earnings from continuing operations, net of tax, of $82.3 million in the quarter ended November 30, 2007. Earnings from continuing operations in the current fiscal quarter were lower primarily due to $10.9 million of one-time expenses before taxes associated with the Company’s cost reduction plans as well as an unfavorable foreign exchange impact of $6.7 million before taxes. In addition, higher royalty expense and higher bad debt expense in domestic and international trade publishing operations, totaling $6.3 million before taxes, negatively impacted earnings from continuing operations. Loss from discontinued operations, net of tax, for the quarter ended November 30, 2008 was $15.3 million, compared to a loss of $6.7 million for the quarter ended November 30, 2007.

The Corporation paid its first dividend on September 15, 2008, under its previously announced dividend program established to return value to investors, and has declared quarterly cash dividends for the second and third fiscal quarters of fiscal 2009. Additionally, the Corporation continues to repurchase shares of its Common Stock from time to time under current programs approved by its Board of Directors.

During the second quarter, the Company maintained a strong balance sheet and free cash flow with modest levels of debt and access to over $280.0 million in additional liquidity. Additionally, in the face of cut backs in consumer and educational spending, the Company essentially sustained sales levels in the current quarter compared to the same period in the prior fiscal year in its core Children’s Book Publishing and Distribution businesses and educational technology businesses; reduced costs significantly; and maintained a strong balance sheet and financial position. Strong support from its domestic customers was demonstrated by increased orders and unit volumes for school-based book clubs and higher revenue per fair for school-based book fairs, partially offset by fairs being moved to December 2008 as a result of the comparatively late Thanksgiving holiday resulting in fewer fairs held than in November 2007, and a strong list of best sellers sold through trade publishing channels. In its education technology businesses, in addition to sustaining sales levels for the current quarter compared to the same quarter in the prior year, the Company experienced strong presales of System 44, the prequel to the Company’s successful Read 180 platform. System 44 began shipping in December, and therefore did not impact the quarter ended November 30, 2008, but is expected to positively impact the Company’s results prospectively.

During the second quarter, the Company also made significant progress by achieving the top end of its current costs savings goal, eliminating approximately $35 million in annualized expenses, including approximately $25 million in salary costs. The Company plans to further increase profitability by reducing spending in the second half of the fiscal year by approximately $20 million by eliminating management bonuses, reducing all categories of discretionary spending and taking steps to make core businesses more efficient. It also intends to continue to review existing unprofitable businesses to determine whether the Company should exit such businesses.

At November 30, 2008, the total market value of the Company’s outstanding Common and Class A shares was less than the carrying value of the Company’s net assets. While the Company remains profitable, and current results are comparable to historical results, the Company anticipates lower earnings for the current fiscal year than previously forecasted. Accordingly, the Company has evaluated these circumstances with regard to the carrying value of goodwill, investments in joint ventures, intangible assets, fixed assets, and other long-lived assets included in the Company’s Condensed Consolidated Balance Sheet as of November 30, 2008. The Company has concluded that there were no impairments of long-lived assets included in continuing operations for the three and six month periods ended November 30, 2008. The Company remains fundamentally sound, with significant available liquidity and capital resources, and believes that the long term prospects of its businesses remain unchanged. The recent decline in the market value of the Company’s outstanding Common and Class A shares is not indicative of the Company’s expected long-term cash flows, and is a function of the current condition of the capital markets. Accordingly, the Company does not believe that the recent decline in share price is reflective of declines in its businesses. However, the Company will continue to monitor its asset base for indicators of impairment, and if recent financial market conditions persist, it is possible that certain assets may become impaired.

Results of Continuing Operations

Revenues for the quarter ended November 30, 2008 decreased by $26.0 million, or 3.8%, to $661.6 million, compared to $687.6 million in the prior fiscal year quarter. This decrease related principally to lower revenues in the International, Educational Publishing and the Children’s Book Publishing and Distribution segments of $20.4 million, $7.4 million and $5.1 million, respectively. International segment revenue reflected the $21.5 million impact of foreign exchange on the translation of foreign currency denominated revenues to US dollars. For the six months ended November 30, 2008, revenues decreased $272.2 million, or 22.4%, to $944.4 million compared to the prior fiscal year period, primarily due to lower revenues from the Children’s Book Publishing and Distribution segment, which in the prior year benefited from the July 2007 release of Harry Potter and the Deathly Hallows.

Cost of goods sold as a percentage of revenue for the quarter ended November 30, 2008 increased to 43.0%, compared to 42.4% in the prior fiscal year quarter, primarily due to increased reserves on royalty advances. For the six months ended November 30, 2008, cost of goods sold decreased to $432.7 million, or 45.8% of revenues, compared to $589.5 million, or 48.5% of revenues, in the prior fiscal year period, primarily due to higher costs related to the Harry Potter release in the prior fiscal year period.

Selling, general and administrative expenses (“SG&A”), combined with severance expenses, increased $8.1 million to $246.4 million, or 37.2% of revenues, for the quarter ended November 30, 2008, compared to $238.3 million, or 34.7% of revenues, in the prior fiscal year quarter. This increase was due to severance costs associated with cost reduction plans and costs incurred due to the accelerated vesting of restricted stock units for employees eligible for retirement totaling $10.9 million. For the six months ended November 30, 2008, SG&A combined with severance expenses, as a percentage of revenues increased to 45.2% from 35.8% in the prior fiscal year period, primarily due to the prior year benefit of Harry Potter revenues without a corresponding increase in expense.

Bad debt expense increased to $7.4 million, or 1.1% of revenues, for the quarter ended November 30, 2008, compared to $3.5 million, or 0.5% of revenues, in the prior fiscal year quarter. For the six months ended November 30, 2008, bad debt expense increased to $8.7 million, or 0.9% of revenues, from $5.3 million, or 0.4% of revenues, in the prior fiscal year period. These increases were primarily due to increased bad debt reserves in the Children’s Book Publishing and Distribution and International segments.

The resulting operating income for the quarter ended November 30, 2008 decreased by $31.1 million, or 22.4%, to $107.8 million, compared to $138.9 million in the prior fiscal year quarter, primarily due to higher severance and one-time expenses associated with the Company’s cost reduction plans and unfavorable foreign exchange rates. For the six months ended November 30, 2008, operating income decreased to $43.9 million, compared to $155.0 million in the prior year, primarily due to lower Harry Potter revenues and profits.

Net interest expense decreased $2.7 million to $7.0 million in the quarter ended November 30, 2008, compared to $9.7 million in the prior fiscal year quarter. For the six months ended November 30, 2008, net interest expense decreased by $5.5 million to $12.9 million as compared to $18.4 million in the prior fiscal year period, driven by lower borrowing levels.

The Company’s provision for income taxes with respect to continuing operations resulted in an effective tax rate of 42.1% and 36.3% for the quarters ended November 30, 2008 and November 30, 2007, respectively. Effective tax rates for the six months ended November 30, 2008 and November 30, 2007 were 52.6% and 36.8%, respectively. The effective tax rates for the current period exceed the prior period effective tax rates primarily due to losses in certain foreign subsidiaries for which the Company does not expect to realize correlative income tax benefits, and reduced domestic tax deductions caused by lower taxable income.

Earnings from continuing operations was $58.4 million, or $1.55 per diluted share, for the quarter ended November 30, 2008, compared to earnings from continuing operations of $82.3 million, or $2.10 per diluted share, in the prior fiscal year quarter. For the six months ended November 30, 2008, earnings from continuing operations was $14.7 million, or $0.39 per diluted share, compared to $86.3 million, or $2.17 per diluted share, in the prior fiscal year period.

Loss from discontinued operations, net of tax, was $15.3 million, or $0.40 per diluted share, for the quarter ended November 30, 2008, compared to $6.7 million, or $0.17 per diluted share, in the prior fiscal year quarter. For the six months ended November 30, 2008, loss from discontinued operations, net of tax, was $20.7 million, or $0.55 per diluted share, compared to $13.5 million, or $0.34 per diluted share, in the prior fiscal year period.

Net income was $43.1 million, or $1.15 per diluted share, for the quarter ended November 30, 2008, compared to $75.6 million, or $1.93 per diluted share, in the prior fiscal year quarter. For the six months ended November 30, 2008, net loss was $6.0 million, or $0.16 per diluted share, compared to net income of $72.8 million, or $1.83 per diluted share, in the prior fiscal year period, as the prior fiscal year benefited from the successful release of Harry Potter and the Deathly Hallows.

SCHOLASTIC CORPORATION
Item 2. MD&A

Results of Continuing Operations - Segments

Children’s Book Publishing and Distribution

($ amounts in millions)	Three months ended November 30,		Six months ended November 30,

	2008	2007	2008	2007

Revenues	$381.8	$386.9	$442.8	$683.7
Operating income	99.2	108.8	43.3	121.4

Operating margin	26.0%	28.1%	9.8%	17.8%

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended November 30, 2008 decreased by $5.1 million, or 1.3%, to $381.8 million, compared to $386.9 million in the prior fiscal year quarter. This decline was due to a decrease in revenues in the Company’s trade business related to lower Harry Potter and Klutz revenues in the current period. Revenues for the six months ended November 30, 2008 decreased by $240.9 million to $442.8 million, compared to $683.7 million in the prior fiscal year period. This decrease was due to the unprecedented success of Harry Potter and the Deathly Hallows, the seventh and final book in the series, in the prior year, which included approximately $250 million of Harry Potter revenues.

Segment operating income for the quarter ended November 30, 2008 decreased by $9.6 million, or 8.8%, to $99.2 million, compared to $108.8 million in the prior fiscal year quarter, principally due to increased promotional costs in school book clubs and lower revenues and an increase in bad debt reserves, due to credit concerns regarding a large retailer, and royalty expense in the Company’s trade business. Segment operating income for the six months ended November 30, 2008 declined by $78.1 million to $43.3 million, compared to $121.4 million in the prior fiscal year period, primarily due to lower operating results in the Company’s trade business resulting from lower Harry Potter revenues.

Educational Publishing

($ amounts in millions)	Three months ended November 30,		Six months ended November 30,

	2008	2007	2008	2007

Revenues	$92.2	$99.6	$208.6	$227.4
Operating income	13.2	12.4	34.2	42.9

Operating margin	14.3%	12.4%	16.4%	18.9%

Revenues in the Educational Publishing segment for the quarter ended November 30, 2008 decreased by $7.4 million, or 7.4%, to $92.2 million, compared to $99.6 million in the prior fiscal year quarter. This decrease partially reflected the earlier timing of certain classroom book revenue in the first quarter of the current fiscal year rather than in the second quarter. Revenues from teaching resources materials also declined. Segment revenues for the six months ended November 30, 2008 decreased by $18.8 million, or 8.3%, to $208.6 million, compared to $227.4 million in the prior fiscal year period. This decrease was principally driven by lower revenues from sales of technology products, primarily due to lower sales of READ180 in the first quarter, and a large sale in the prior year period.

Segment operating income for the quarter ended November 30, 2008 increased to $13.2 million, as compared to $12.4 million in the prior fiscal year quarter, principally driven by lower selling expenses, more than offsetting the impact of lower revenues in the current fiscal year quarter. Segment operating income for the six months ended November 30, 2008 decreased by $8.7 million, or 20.3%, to $34.2 million, compared to $42.9 million in the prior fiscal year period. This decrease is primarily due to lower revenues partially offset by lower selling expenses.

SCHOLASTIC CORPORATION
Item 2. MD&A

Media, Licensing and Advertising

($ amounts in millions)	Three months ended November 30,		Six months ended November 30,

	2008	2007	2008	2007

Revenues	$63.2	$56.3	$82.4	$72.4
Operating income	10.5	10.4	6.2	5.1

Operating margin	16.6%	18.5%	7.5%	7.0%

Revenues in the Media, Licensing and Advertising segment for the quarter ended November 30, 2008 increased by $6.9 million, or 12.3%, to $63.2 million, compared to $56.3 million in the prior fiscal year quarter, primarily due to increased sales of software and interactive products and increased advertising revenue in the custom publishing business. Segment revenues for the six months ended November 30, 2008 increased by $10.0 million, or 13.8%, to $82.4 million, compared to $72.4 million in the prior fiscal year period, primarily due to higher revenues from sales of software and interactive products, as well as higher advertising revenue in the custom publishing business.

Segment operating income for the quarter ended November 30, 2008 increased slightly to $10.5 million, compared to $10.4 million in the prior fiscal year quarter. Segment operating income for the six months ended November 30, 2008 increased by $1.1 million, or 21.6%, to $6.2 million, compared to $5.1 million in the prior fiscal year period, primarily due to the higher revenues.

International

($ amounts in millions)	Three months ended November 30,		Six months ended November 30,

	2008	2007	2008	2007

Revenues	$124.4	$144.8	$210.6	$233.1
Operating income	14.0	25.1	10.5	24.0

Operating margin	11.3%	17.3%	5.0%	10.3%

Revenues in the International segment for the quarter ended November 30, 2008 decreased by $20.4 million, or 14.1%, to $124.4 million, compared to $144.8 million in the prior fiscal year quarter, due to the unfavorable impact of foreign currency exchange rates of $21.5 million. Segment revenues for the six months ended November 30, 2008 decreased by $22.5 million, or 9.7%, to $210.6 million, compared to $233.1 million in the prior fiscal year period, primarily due to the unfavorable impact of foreign currency exchange rates of $18.6 million.

Segment operating income for the quarter ended November 30, 2008 decreased by $11.1 million, or 44.2% to $14.0 million, compared to $25.1 million in the prior fiscal year quarter, primarily due to the unfavorable impact of foreign currency exchange rates of $6.7 million and lower operating income in the United Kingdom of $4.9 million, partially offset by higher operating income in the Company’s export business of $2.3 million. Segment operating income for the six months ended November 30, 2008 decreased by $13.5 million, or 56.3%, to $10.5 million, compared to $24.0 million in the prior fiscal year period. This decrease was primarily due to the unfavorable impact of foreign currency exchange rates of $6.2 million and lower operating income in the United Kingdom of $4.2 million, which benefited from the prior year release of The Golden Compass.

SCHOLASTIC CORPORATION
Item 2. MD&A

Results of Discontinued Operations

As previously announced, the Company sold its DTH business in August 2008, has shut down its SC business effective May 31, 2008 and intends to sell its Maumelle facility. Additionally, the Company intends to complete the divestiture of DTH International in 2009. In the three months ended November 30, 2008, the Company exited certain unprofitable, non-core businesses including Argentina, Caribe and Coach. The results of operations associated with these businesses are presented as discontinued operations for accounting purposes in the fiscal 2009 and prior year periods. The Company’s DTH and SC businesses were formerly included in the Children’s Book Publishing and Distribution segment; the DTH international business, Caribe and Argentina were formerly included in the International segment; and Coach was formerly included in the Media, Licensing and Advertising segment. The Company’s Maumelle facility, which is included in discontinued operations, was formerly included in Overhead. During the three months ended November 30, 2008, the Company recognized impairment and other charges related to discontinued operations, net of tax, of $8.4 million.

Loss from discontinued operations, net of tax, was $15.3 million for the quarter ended November 30, 2008, compared to $6.7 million in the prior fiscal year quarter. Loss from discontinued operations, net of tax, was $20.7 million for the six months ended November 30, 2008, compared to $13.5 million in the prior fiscal year. The higher losses in the current year periods are primarily due to costs associated with the closure of Caribe, Argentina and Coach.

Seasonality

The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based book club and book fair revenues are greatest in the second and fourth quarters of the fiscal year, while revenues from the sale of instructional materials and educational technology products are highest in the first and fourth quarters. The Company historically has experienced a loss from operations in the first and third quarters of each fiscal year.

Liquidity and Capital Resources

The Company’s cash and cash equivalents, including cash from discontinued operations, totaled $31.8 million at November 30, 2008, compared to $120.4 million at May 31, 2008 and $187.6 million at November 30, 2007.

Cash used in operating activities was $63.3 million for the six months ended November 30, 2008, compared to cash provided by operating activities of $218.8 million in the prior fiscal year period. The net decrease of $282.1 million consists primarily of the timing of royalty payments accrued in the prior year as well as accounts payable and other accrued expenses of $156.7 million, lower net income from continuing operations of $78.8 million and $30.4 million related to accelerated inventory purchases in the current fiscal year period.

Cash used in investing activities remained relatively flat at $43.0 million for the six months ended November 30, 2008, as proceeds from the sale of the DTH business offset higher capital spending.

Cash provided by financing activities was $19.4 million for the six months ended November 30, 2008, compared to $1.4 million for the prior fiscal year period, representing an $18.0 million increase year over year. The change is primarily due to a higher cash outflow of $179.9 million from the amount of funds expended for repurchase of Common Stock in the prior period and higher net borrowings on lines of credit of $46.4 million in the prior year period, partially offset by reduced net borrowings on the Loan Agreement of $176.4 million versus the prior year and lower proceeds from the exercise of employee stock options of $28.8 million.

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May. In the current fiscal year, borrowings peaked in October 2008, and are expected to decline in the second half of the fiscal year. The Company expects to realize the benefit of deferred tax assets related to the DTH business divestiture in the current fiscal year. Accordingly, net tax payments will be lower than historical levels in the current fiscal year.

The Company’s operating philosophy is to use cash provided from operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, to making acquisitions that will complement its portfolio of businesses, as well as to engage in shareholder enhancement initiatives, such as share repurchases or dividend declarations. The Company believes that funds generated by its operations and funds available under its current credit facilities will be sufficient to finance its short-and long-term capital requirements for the foreseeable future.

SCHOLASTIC CORPORATION
Item 2. MD&A

In the current fiscal year, the Company expects higher uses of cash than in previous years for severance payments, pension funding and dividends while continuing modest discretionary common share repurchases. Despite the current economic conditions and the aforementioned uses of cash expected in the current fiscal year, the Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations (including severance payments and pension contributions), dividends, authorized common share repurchases, debt service, planned capital expenditures and other investments. As of November 30, 2008, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $31.8 million, cash from operations, and borrowings remaining available under the Revolving Loan (as described under “Financing” below) totaling $280.0 million. Approximately 54% of the Company’s outstanding debt is not due until fiscal year 2013, and the remaining 46% is spread ratably over each preceding period. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, and its financing and investing activities.

As of November 30, 2008, the Company was rated BB by Standard & Poor’s Rating Services and Ba1 by Moody’s Investors Service. If current economic trends cause the Company’s results from operations to decline, combined with the aforementioned uses of cash expected in the current fiscal year, it is possible that the Company’s credit rating could be reduced. In the event the Company’s credit rating is reduced, the Company believes that existing committed credit lines and other sources of cash will be sufficient to meet the Company’s liquidity needs for the near term, as the Company is currently compliant with its debt covenants and expects to remain compliant for the foreseeable future. The Company’s interest rates for the Loan Agreement are associated with certain leverage ratios, and, accordingly, a change in the Company’s credit rating does not necessarily result in an increase in interest costs.

Financing

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) elected to replace the Company’s then-existing credit facilities with a new $525.0 million credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 million revolving credit component (the “Revolving Loan”) and a $200.0 million amortizing term loan component (the “Term Loan”). The Loan Agreement is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2012. The $325.0 million Revolving Loan component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0 million. The $200.0 million Term Loan component was established in order to fund the reacquisition by the Corporation of shares of its Common Stock pursuant to an Accelerated Share Repurchase Agreement and was fully drawn on June 28, 2007 in connection with that transaction. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7 million, with the first payment made on December 31, 2007, and a final payment of $7.4 million due on June 1, 2012. Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing Federal Funds rate plus 0.500% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based on the Company’s prevailing consolidated debt to total capital ratio. As of November 30, 2008, the applicable margin on the Term Loan was 0.875% and the applicable margin on the Revolving Loan was 0.700%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at November 30, 2008 was 0.175%. As of November 30, 2008, the term loan had an outstanding balance of $157.2 million at an interest rate of 4.7%.; at May 31, 3008 the Term Loan had an outstanding balance of $178.6 million at an interest rate of 3.8%; and at November 30, 2007, the Term Loan had an outstanding balance of $200.0 million at an interest rate of 5.9%. The Revolving Loan had an outstanding balance of $45.0 million as of November 30, 2008 at an interest rate of 2.1%. There were no outstanding borrowings under the Revolving Loan as of May 31, 2008 and November 30, 2007. Interest rates on the Revolving Loan were significantly lower than the interest rates on the Term Loan due to the timing of interest resets on the loans. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at November 30, 2008 the Company was in compliance with these covenants.

During the fourth quarter of fiscal 2008, the Company renewed unsecured money market bid rate credit lines totaling $50.0 million that were originally entered into during the fourth quarter of fiscal 2007. Currently, the Company’s credit line under this facility is $45.0 million. There were no outstanding borrowings under these credit lines at November 30, 2008, May 31, 2008 and November 30, 2007. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term, not to exceed 364 days, agreed to at the time each loan is made. These credit lines are typically available for loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

As of November 30, 2008, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $65.2 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $27.4 million at November 30, 2008 at a weighted average interest rate of 4.5%, compared to the equivalent of $11.8 million at May 31, 2008 at a weighted average interest rate of 6.4% and to the equivalent of $40.5 million at November 30, 2007 at a weighted average interest rate of 7.0%. In December 2008, the Company recapitalized its United Kingdom operations via a cash contribution from the Company’s domestic operations, due to the cancellation of the local currency credit line in the United Kingdom.

At November 30, 2008, the Company had open standby letters of credit of $8.1 million issued under certain credit lines, as compared to $8.4 million as of May 31, 2008 and November 30, 2007. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

The Company’s total debt obligations were $389.0 million at November 30, 2008, $349.7 million at May 31, 2008 and $414.1 million at November 30, 2007. The higher level of debt at November 30, 2008 as compared to May 31, 2008 was primarily due to higher borrowings against the Revolving Loan and higher borrowings by the foreign subsidiaries. The lower level of debt at November 30, 2008 compared to the levels at November 30, 2007 was due to the repayments made on the Term Loan and the repurchase in fiscal 2008 of the Company’s 5% Notes due 2013 on the open market as well as lower borrowings by the foreign subsidiaries. This was partially offset by higher borrowings against the Revolving Loan.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the presentation requirements of SFAS 157 at November 30, 2008 consisted of cash and cash equivalents and foreign currency forward contracts, neither of which were material as of the reporting date. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The fair values of foreign currency forward contracts, used by the Company to manage foreign exchange impact to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 59% of the Company’s debt at November 30, 2008 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 55% at May 31, 2008 and approximately 58% at November 30, 2007. The increase in variable-rate debt as of November 30, 2008 compared to May 31, 2008 was primarily due to higher borrowings against the Revolving Loan and higher borrowings by the foreign subsidiaries. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of November 30, 2008 (see Note 5 of Notes to Condensed Consolidated Financial Statements - Unaudited in Item 1, “Financial Statements”):

($ amounts in millions)	Fiscal Year Maturity

	2009	2010	2011	2012	2013	Thereafter	Total

Debt Obligations
Lines of credit	$27.4	$—	$—	$—	$—	$—	$27.4
Average interest rate	4.5%

Long-term debt including current portion:
Fixed-rate debt	$—	$—	$—	—	$160.5	$—	$160.5
Interest rate					5.0%

Variable-rate debt	$21.4	$42.8	$42.8	$42.8	$52.4 (1)	$—	$202.2
Interest rate(2)	4.65%	4.65%	4.65%	4.65%	2.5%

(1)	Includes the final payment of $7.4 million under the Term Loan, which has a final maturity of June 1, 2012 but may be repaid at any time.

(2)

For periods through 2012, the rate represents the interest rate under the Term Loan at November 30, 2008; the interest rate is subject to change over the life of the Term Loan. For 2013, the rate represents the weighted average interest rate on the $7.4 million Term Loan and the $45 million Revolving Loan at November 30, 2008; this interest rate is subject to change over the life of such loans.

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of November 30, 2008, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 1. Legal Proceedings

As previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2007 and the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, the Company is party to certain actions filed by each of Alaska Laborers Employee Retirement Fund and Paul Baicu, which were consolidated on November 8, 2007. On September 26, 2008, the plaintiff sought leave of the Court to file a second amended class action complaint, in order to add allegations relating to the Company’s restatement announced in the Company’s Annual Report on Form 10-K filed on July 30, 2008. The Court thereafter dismissed the Company’s pending motion to dismiss as moot. On October 20, 2008, the plaintiff filed the second amended complaint, and on October 31, 2008, the Company filed a motion to dismiss the second amended complaint, which remains pending. The second amended class action complaint continues to allege securities fraud relating to statements made by the Company concerning its operations and financial results between March 2005 and March 2006 and seeks unspecified compensatory damages. The Company continues to believe that the allegations in such complaint are without merit and is vigorously defending the lawsuit.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the six months ended November 30, 2008:

Issuer Purchases of Equity Securities
(Dollars in millions except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs

June 1, 2008 through June 30, 2008	151,075	$28.95	151,075	$15.6	(1)

July 1, 2008 through July 31, 2008	100,713	$27.36	100,713	$12.9	(1)

August 1, 2008 through August 31, 2008	171,792	$26.36	171,792	$8.3	(1)

September 1, 2008 through September 30, 2008	33,508	$25.58	33,508	$7.4	(1)

October 1, 2008 through October 31, 2008	345,380	$21.67	345,380	$0	(1)

November 1, 2008 through November 30, 2008	6,407	$13.28	6,407	$9.9	(1)

Total	808,875	$24.83	808,875	$9.9	(1)

(1)

On May 28, 2008, the Corporation announced that its Board of Directors had authorized a new program to purchase up to $20.0 million of Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. On November 20, 2008, the Board of Directors authorized a further program to repurchase up to an additional $10.0 million of its Common Stock, which will be funded with available cash and pursuant to which the Corporation may purchase shares, from time to time as conditions allow, on the open market.

SCHOLASTIC CORPORATION
Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Corporation was held on September 24, 2008 (the “Annual Meeting”). The following sets forth the results of the proposals presented at the Annual Meeting voted upon by the stockholders of the Corporation entitled to vote thereon:

Holders of the 1,656,200 outstanding shares of the Class A Stock (the “Class A Stockholders”) voted unanimously in favor of electing Richard Robinson, Ramon C. Cortines, John L. Davies, Andrew S. Hedden, Mae C. Jemison, Peter M. Mayer, Augustus K. Oliver and Richard M. Spaulding as directors to serve until the next annual meeting of the Corporation’s stockholders and until their respective successors are duly elected and qualified.

Holders of the Common Stock elected the following nominees as directors to serve until the next annual meeting of the Corporation’s stockholders and until their respective successors are duly elected and qualified. Votes cast by holders of the Common Stock were:

Nominee	For	Withheld

James W. Barge	30,896,726 shares	770,574 shares
John G. McDonald	30,320,236 shares	1,347,064 shares

The Class A Stockholders also voted unanimously in favor of the approval of an amendment to the Scholastic Corporation Employee Stock Purchase Plan to increase the number of shares of Common Stock available for issuance thereunder by 500,000 shares and the approval of the Scholastic Corporation 2008 Executive Performance Incentive Plan establishing the performance-based framework pursuant to which certain key employees may receive annual incentive payments.

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

SCHOLASTIC CORPORATION
(Registrant)

Date: January 9, 2009	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President and Chief
Executive Officer

Date: January 9, 2009		/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED NOVEMBER 30, 2008
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