Form 10-K/A
period 2008-05-31
SCHOLASTIC CORP
filed 2009-03-13
CIK 866729

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer ”and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents Incorporated By Reference

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on September 19, 2008.

EXPLANATORY NOTE

Scholastic Corporation (the “Corporation”) is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended May 31, 2008, which was originally filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2008. This Amendment solely amends and restates Item 9A “Controls and Procedures” of Part II of Form 10-K as to the Corporation’s assessment of its disclosure controls and procedures and internal control over financial reporting, and the attestation report of Ernst & Young, the Corporation’s independent registered public accountants, and their financial statement opinion in order to update their reference to such new attestation report, included in Item 8 “Consolidated Financial Statements and Supplementary Data” of Part II of Form 10-K. The only changes to the material included in Item 8 were the changes to the reports of Ernst & Young referred to above, and there were no changes or modifications to any of the financial statements and financial information, including the notes thereto, included in Item 8. However, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 includes all of the disclosures required by both Items 8 and 9A of Part II of Form 10-K . Except as described above, Amendment No. 1 does not amend any other item of the Form 10-K and does not modify or update in any way the disclosures contained in the original filing on Form 10-K. Accordingly, this Amendment No. 1 to Form 10-K should be read in conjunction with the Form 10-K and the Corporation’s subsequent reports filed with the SEC.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of the Corporation’s principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof.

Item 8 | Consolidated Financial Statements and Supplementary Data

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scholastic Corporation and subsidiaries at May 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, effective July 1, 2006, Scholastic Corporation adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” using the modified-prospective transition method; effective May 31, 2007, the Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postirement Plans,” an amendment of FASB Statement No. 87, 88, 106 and 132(R); and effective June 1, 2007, the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109.

As described in Note 2 to the consolidated financial statements, Scholastic Corporation has restated their financial statements for the years ended May 31, 2007 and 2006 to correct their accounting for goodwill.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Scholastic Corporation’s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 30, 2008, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is March 11, 2009, expressed an adverse opinion on the effectiveness of internal control over financial reporting because of the existence of a material weakness.

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

In our report dated July 30, 2008, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the goodwill impairment testing within the financial statement close process existed and has further concluded that such deficiency represented a material weakness as of May 31, 2008. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting, to conclude that the Company's internal control over financial reporting was not effective as of May 31, 2008. Accordingly, our present opinion on the effectiveness of the Company's internal control over financial reporting as of May 31, 2008, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: Management has identified a material weakness in controls related to the company’s goodwill impairment testing within its financial statement close process. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated July 30, 2008 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Scholastic Corporation has not maintained effective internal control over financial reporting as of May 31, 2008, based on the COSO criteria.

/s/ Ernst & Young LLP

New York, New York
July 30, 2008, except for the effects of the material weakness described in the sixth paragraph above, as to which the date is March 11, 2009

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

Part II

Item 9A.      Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are those controls and procedures designed to ensure information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Corporation’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of May 31, 2008, have now concluded that the Corporation’s disclosure controls and procedures were ineffective as of May 31, 2008 because of the material weakness in internal control over financial reporting discussed below. The foregoing conclusion is based solely on the specific reported material weakness resulting in the restatement of its historical financial statements referred to below (the “Restatement”), which related to an incorrect determination of the business unit level at which to test for goodwill impairment, and did not relate to any failure to provide adequate information in order to make disclosure decisions based on such information or to the adequacy or correctness of any other information, including the financial information, contained in the original Form 10-K as filed with the SEC. During the financial close process following May 31, 2008, the underlying circumstances of the material weakness were fully communicated to and considered by the Corporation’s Disclosure Committee in the course of the preparation of the original Form 10-K and resulted in correct and proper financial statements (which included the Restatement) being included in such Form 10-K as originally filed.

As a result of identifying the material weakness discussed below, the Corporation implemented alternate processes, including, in addition to testing for goodwill impairment at the appropriate level for the business unit involved in the Restatement, the testing of goodwill at other business units at levels below their defined reporting units, which provided the Chief Executive Officer and the Chief Financial Officer with reasonable assurances that the Corporation’s disclosure controls and procedures, in light of these additional processes instituted after May 31, 2008 during the financial statement close process, were effective subsequent to May 31, 2008. Pending full remediation of the material weakness and testing of such remediation, the Corporation intends to continue to perform the additional processes noted above to ensure that the material weakness does not impair the Corporation’s ability to produce correct and timely financial statements. Accordingly, it remains the opinion of the Chief Executive Officer and the Chief Financial Officer that the Corporations disclosure controls and procedures were effective at the end of all quarterly periods following May 31, 2008, notwithstanding the material weakness in internal control over financial reporting discussed below.

Management’s Report on Internal Controls over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to further periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Note 2 (Restatement) of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein, the Corporation has restated its historical financial statements as a result of a reassessment of its accounting regarding goodwill impairment for its Direct to Home continuity businesses (the “DTH business”), which are now reflected as discontinued operations. Upon the initial decision to dispose of the DTH business and treat such DTH business as a discontinued operation, the Corporation continued its impairment testing of the domestic portion of its DTH business at the reporting unit level of its Children’s Book Publishing and Distribution segment. Subsequently, at the time the Corporation was preparing its financial statements for the fiscal year ended May 31, 2008, the Corporation reassessed the reporting unit level at which such impairment testing should have been conducted and determined that such testing should more properly have been conducted at the lower reporting unit level of the domestic portion of the DTH business itself, which resulted in the Restatement, as described in Note 2 (Restatement) of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

As of the time of the filing of the original Form 10-K, July 30, 2008, the Corporation’s Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with other members of Scholastic management, of the effectiveness of the Corporation’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2008 and that the Restatement indicated a significant deficiency in the Corporation’s internal control over financial reporting with respect to its goodwill impairment testing within the Corporation’s financial statement close process. This conclusion rested in part on the fact that the Restatement resulted from a further assessment of the Corporation’s prior judgment as to the proper reporting unit level for impairment testing of the domestic portion of the DTH business, a judgment the Corporation reasonably believed to be correct at the time it was made.

This conclusion about the Corporation’s internal controls was reconsidered subsequently by the Chief Executive Officer and Chief Financial Officer and, in view of the size of the goodwill impairment reflected in the Restatement, it was concluded that the significant deficiency more properly rose to the level of a material weakness in the Corporation’s internal control over financial reporting and therefore that the Corporation’s internal controls were not effective as of May 31, 2008. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting as of May 31, 2008, which is included in this Amendment.

Other Matters

Having identified the failure to test impairment of goodwill at the correct reporting unit level in connection with the domestic portion of the DTH business as the result of a material weakness, the Corporation is now in the process of remediation, including an extensive review of its goodwill impairment testing procedures and building and documenting additional control procedures for its goodwill impairment testing process. The Corporation expects that its remedial measures will be fully implemented and tested prior to the conclusion of fiscal year 2009.

As previously reported, there was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2008 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part IV

Item 15.      Exhibits, Financial Statement Schedules

Exhibits:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 13, 2009

SCHOLASTIC CORPORATION

By:	/s/ Maureen O’Connell
Name:	Maureen O’Connell
Title:	Executive Vice President, Chief
Administrative Officer and Chief Financial
Officer

EXHIBIT INDEX

Exhibits:

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