Form 10-Q
period 2009-02-28
SCHOLASTIC CORP
filed 2009-04-09
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of March 31, 2009

Common Stock, $.01 par value	34,738,598
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,

	2009	2008	2009	2008
		(Restated)		(Restated)

Revenues	$424.9	$440.4	$1,359.0	$1,644.2

Operating costs and expenses:
Cost of goods sold	214.1	216.0	643.2	800.3
Selling, general and administrative expenses	193.7	200.9	599.6	625.2
Bad debt expense	2.4	3.1	11.1	8.3
Depreciation and amortization	14.5	14.4	45.4	44.6
Severance	5.8	1.8	19.8	5.2
Goodwill impairment charge	17.0	—	17.0	—

Total operating costs and expenses	447.5	436.2	1,336.1	1,483.6

Operating (loss) income	(22.6)	4.2	22.9	160.6

Other income (expense)	0.3	(0.9)	0.3	(0.9)
Interest expense, net	5.6	6.0	18.5	24.4
Loss on investments	13.5	—	13.5	—

(Loss) earnings from continuing operations before income taxes	(41.4)	(2.7)	(8.8)	135.3
(Benefit) provision for income taxes	(6.3)	(1.3)	10.6	49.0

(Loss) earnings from continuing operations	(35.1)	(1.4)	(19.4)	86.3
Loss from discontinued operations, net of tax	(0.9)	(77.9)	(22.6)	(92.8)

Net loss	$(36.0)	$(79.3)	$(42.0)	$(6.5)

Basic and diluted earnings per Share of Class A and Common Stock

Basic:
(Loss) earnings from continuing operations	$(0.95)	$(0.03)	$(0.52)	$2.22
Loss from discontinued operations, net of tax	$(0.03)	$(2.03)	$(0.60)	$(2.39)
Net loss	$(0.98)	$(2.06)	$(1.12)	$(0.17)
Diluted:
(Loss) earnings from continuing operations	$(0.95)	$(0.03)	$(0.52)	$2.19
Loss from discontinued operations, net of tax	$(0.03)	$(2.03)	$(0.60)	$(2.35)
Net loss	$(0.98)	$(2.06)	$(1.12)	$(0.16)

Dividends declared per common share	$0.075	$—	$0.225	$—

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in millions, except per share data)

	February 28, 2009	May 31, 2008	February 29, 2008 (Restated)

	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$37.0	$117.3	$191.7
Accounts receivable, net	196.6	205.3	199.2
Inventories	413.8	360.9	423.6
Deferred promotion costs	10.0	5.9	9.5
Deferred income taxes	130.7	116.9	93.0
Prepaid expenses and other current assets	57.3	53.1	72.8
Current assets of discontinued operations	40.6	86.3	165.7

Total current assets	886.0	945.7	1,155.5

Property, plant and equipment, net	316.3	338.8	331.8
Prepublication costs	116.6	110.6	105.9
Royalty advances	44.9	48.4	52.0
Production costs	5.9	4.9	4.8
Goodwill	141.0	164.4	164.4
Other intangibles	46.9	47.4	49.7
Other assets and deferred charges	96.5	101.4	111.4

Total assets	$1,654.1	$1,761.6	$1,975.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	$52.6	$54.6	$53.5
Capital lease obligations	3.5	4.9	4.9
Accounts payable	132.1	109.1	113.8
Accrued royalties	60.2	45.5	151.5
Deferred revenue	48.7	35.4	50.3
Other accrued expenses	147.1	171.2	169.5
Current liabilities of discontinued operations	16.3	21.3	40.9

Total current liabilities	460.5	442.0	584.4

Noncurrent Liabilities:
Long-term debt	262.7	295.1	320.1
Capital lease obligations	55.0	56.7	57.6
Other noncurrent liabilities	110.6	94.7	118.6

Total noncurrent liabilities	428.3	446.5	496.3

Commitments and Contingencies:	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	550.7	539.1	531.9
Accumulated other comprehensive loss	(71.9)	(34.7)	(31.0)
Retained earnings	537.7	588.3	598.9
Treasury stock at cost	(251.6)	(220.0)	(205.4)

Total stockholders’ equity	765.3	873.1	894.8

Total liabilities and stockholders’ equity	$1,654.1	$1,761.6	$1,975.5

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions)

	Nine months ended

	February 28, 2009	February 29, 2008
		(Restated)

Cash flows provided by operating activities:
Net loss	$(42.0)	$(6.5)
Loss from discontinued operations, net of tax	(22.6)	(92.8)

(Loss) earnings from continuing operations	(19.4)	86.3

Adjustments to reconcile (loss) earnings from continuing operations to net cash provided by operating activities of continuing operations:
Provision for losses on accounts receivable and other reserves	39.4	38.1
Amortization of prepublication and production costs	32.5	33.0
Depreciation and amortization	45.4	44.6
Deferred income taxes	(6.3)	(25.2)
Non cash write off related to asset impairment	17.0	—
Unrealized loss on investment	13.5	—
Changes in assets and liabilities:
Accounts receivable	(16.3)	11.5
Inventories	(96.5)	(76.9)
Prepaid expenses and other current assets	(5.3)	(10.9)
Deferred promotion costs	(4.2)	(4.4)
Royalty advances	(6.0)	(5.0)
Accounts payable and other accrued expenses	15.6	58.4
Accrued royalties	16.3	115.8
Deferred revenue	14.7	27.5
Pension and postretirement liability	(6.7)	(4.4)
Other net	21.0	14.1

Total adjustments	74.1	216.2

Net cash provided by operating activities of continuing operations	54.7	302.5
Net cash (used in) provided by operating activities of discontinued operations	(20.6)	1.2

Net cash provided by operating activities	34.1	303.7

Cash flows used in investing activities:
Prepublication expenditures	(37.2)	(36.6)
Additions to property, plant and equipment	(32.7)	(34.3)
Net proceeds from sale of businesses	33.0	—
Production expenditures	(3.8)	(2.8)
Repayment of loan from investee	6.0	6.2
Loan to investee	(4.4)	(6.1)
Acquisition related payments	(3.8)	(1.1)
Other	—	(0.1)

Net cash used in investing activities of continuing operations	(42.9)	(74.8)
Net cash used in investing activities of discontinued operations	(0.8)	(3.6)

Net cash used in investing activities	(43.7)	(78.4)

Cash flows used in financing activities:
Borrowings under credit agreement and revolving loan	220.3	190.0
Repayment of credit agreement and revolving loan	(220.3)	(190.0)
Borrowings under term loan	—	200.0
Repayment of term loan	(32.1)	(10.7)
Repurchase of 5.00% notes	(0.4)	—
Borrowings under lines of credit	429.5	412.5
Repayment under lines of credit	(429.2)	(468.7)
Repayment of capital lease obligations	(3.7)	(4.2)
Reacquisition of common stock	(31.6)	(205.4)
Proceeds pursuant to stock-based compensation plans	1.4	33.3
Payment of dividends	(5.7)	—
Other	—	0.6

Net cash used in financing activities of continuing operations	(71.8)	(42.6)

Net cash used in financing activities	(71.8)	(42.6)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(4.4)

Net (decrease) increase in cash and cash equivalents	(81.9)	178.3
Cash and cash equivalents at beginning of period, including cash of discontinued operations of $3.1 and $2.4 at June 1, 2008 and 2007, respectively	120.5	22.8

Cash and cash equivalents at end of period, including cash of discontinued operations of $1.6 and $9.4 at February 28, 2009 and February 29, 2008, respectively	38.6	201.1

See accompanying notes

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

1. Basis of Presentation

The accompanying condensed consolidated financial statements consist of the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned and majority-owned subsidiaries (collectively, “Scholastic” or the “Company”). These financial statements have not been audited but reflect those adjustments consisting of normal recurring items that management considers necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2008, as amended on Form 10-K/A.

As more fully described in Note 2, “Discontinued Operations,” in August 2008, the Company completed the sale of its domestic direct-to-home continuity business (the “DTH business”) and has ceased operations of its direct-to-home continuity business in the United Kingdom as of February 28, 2009. The Company expects to complete the divestiture of its direct-to-home continuity business located in Canada, as well as a warehousing and distribution facility located in Maumelle, Arkansas (the “Maumelle Facility”), by the end of the current fiscal year. As previously announced, during the fourth quarter of fiscal 2008, due to the impending sale of the DTH business, it was also determined that the Scholastic school-based continuities business (the “SC business”) would not have an adequate infrastructure and, as a result, the SC business was shut down effective May 31, 2008. The DTH business, the Canada and United Kingdom direct-to-home continuity businesses, the Maumelle Facility and the SC business are hereinafter referred to collectively as the “Former Continuities Business.”

In addition to the foregoing, during the six months ended February 28, 2009, the Company determined to exit certain other unprofitable, non-core businesses or operations as detailed in Note 2, “Discontinued Operations,” which operations have been or are in the process of being sold or shut down. The Company continuously evaluates its portfolio of businesses for both impairment and economic viability.

Also, in a separate transaction during the three months ended February 28, 2009, the Company sold Quality Education Data (“QED”), a non-core business which markets databases serving the school market, for proceeds of $29.0, resulting in a pre-tax profit of $21.9.

The remaining assets and liabilities associated with the foregoing businesses or operations are presented on the Company’s Condensed Consolidated Balance Sheets as “Current assets of discontinued operations” and “Current liabilities of discontinued operations” as of February 28, 2009, May 31, 2008 and February 29, 2008. The aggregate results of operations of these businesses for the three and nine months ended February 28, 2009 and February 29, 2008 are included in the Condensed Consolidated Statements of Operations as “Loss from discontinued operations, net of tax.” The aggregate cash flows of these businesses are also presented separately in the Company’s Consolidated Statements of Cash Flows for the nine months ended February 28, 2009 and February 29, 2008. All corresponding prior year periods presented in the Company’s Condensed Consolidated Financial Statements and accompanying notes have been reclassified to reflect the discontinued operations presentation.

The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based book club and book fair revenues are greatest in the second and fourth quarters of the fiscal year, while revenues from the sale of instructional materials and educational technology products are highest in the first and fourth quarters. The Company typically experiences losses from operations in the first and third quarters of each fiscal year. Due to the seasonal fluctuations that occur, the February 29, 2008 Condensed Consolidated Balance Sheet is included for comparative purposes.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the presentation requirements of SFAS 157 at February 28, 2009 consisted of cash and cash equivalents and foreign currency forward contracts, neither of which were material as of the reporting date. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure.

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

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1”). FSP 133-1 requires more extensive disclosure regarding potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of sellers of credit derivatives. FSP 133-1 also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require additional disclosure about the current status of the payment or performance risk of a guarantee. FSP 133-1 also clarifies the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” by stating that the disclosures required should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of FSP 133-1 did not impact the Company.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

2. Discontinued Operations

As previously announced, the Company sold its DTH business in August 2008 and shut down its SC business (which, together with the DTH business, were formerly included in the Children’s Book Publishing and Distribution segment) effective May 31, 2008, ceased operations at its direct-to-home continuity business in the United Kingdom (formerly included in the International Segment) and intends to sell its Maumelle Facility (formerly included in Overhead). The Company also intends to complete the divestiture of its direct-to-home continuity business in Canada (formerly included in the International segment) in fiscal 2009. In the three months ended November 30, 2008, the Company discontinued its subsidiary in Argentina, which served multiple distribution channels including book clubs, book fairs and trade, and its door-to-door encyclopedia sales business in Puerto Rico (both of which were formerly included in the International segment), as well as a trade magazine (formerly included in the Media, Licensing and Advertising segment). Additionally, in the three months ended February 28, 2009, the Company shut down its Scarsdale, NY retail store and its book and gift fairs operation serving adult markets (both of which were formerly included in the Children’s Book Publishing and Distribution segment), and determined to sell an on-line resource for teachers and a Spanish language book channel (both of which were formerly included in the Educational Publishing segment), as well as its Danbury, CT distribution facility (formerly included in Overhead). During this period, in a separate transaction, the Company sold its QED business (formerly included in the Media, Licensing and Advertising segment). The results of operations associated with these businesses are presented as discontinued operations in the Company’s Condensed Consolidated Financial Statements in fiscal 2009 and prior year periods. The Company continues to monitor the expected cash proceeds to be realized from the disposition of discontinued operations assets, and adjusts asset values accordingly. During the three months ended February 28, 2009, the Company recognized impairment charges related to discontinued operations of $19.6 pre-tax.

The Company continuously evaluates its portfolio of businesses for both impairment and economic viability.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,

	2009	2008	2009	2008
		(Restated)		(Restated)

Revenues	$6.8	$58.0	$64.3	$187.3
Gain on sale	21.9	—	32.4	—
Non-cash impairment	(19.6)	(103.2)	(39.2)	(103.2)
Loss before income taxes	(1.7)	(114.6)	(27.1)	(135.1)
Income tax benefit	0.8	36.7	4.5	42.3

Loss from discontinued operations, net of tax	$(0.9)	$(77.9)	$(22.6)	$(92.8)

The following table sets forth the assets and liabilities of the discontinued operations included in the Condensed Consolidated Balance Sheets of the Company as of the dates indicated:

	February 28, 2009	May 31, 2008	February 29, 2008
			(Restated)

Accounts receivable, net	21.3	30.6	54.8
Inventories, net	0.8	13.9	49.0
Other assets(1)	18.5	41.8	61.9

Current assets of discontinued operations	$40.6	$86.3	$165.7

Accounts payable and accrued expenses	16.3	21.2	39.5
Other liabilities	0.0	0.1	1.4

Current liabilities of discontinued operations	$16.3	$21.3	$40.9

(1)

Cash from discontinued operations was $1.6, $3.1 and $9.4 for the periods ended February 28, 2009, May 31, 2008 and February 29, 2008, respectively. The cash in discontinued operations resides primarily in foreign subsidiaries, for which the Company is evaluating the repatriation.

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

The following tables set forth information for the Company’s segments for the periods indicated and reflect the Company’s continuing operations:

	Children’s Book Publishing and Distribution(1)	Educational Publishing(1)	Media, Licensing and Advertising(1)	Overhead(1)(2)	Total Domestic	International(1)	Total

Three months ended February 28, 2009

Revenues	$223.3	$74.7	$38.4	$—	$336.4	$88.5	$424.9
Bad debt	2.1	(0.2)	0.0	0.0	1.9	0.5	2.4
Depreciation and amortization(3)	4.0	0.9	0.2	8.2	13.3	1.2	14.5
Amortization(4)	3.2	6.2	2.2	0.0	11.6	0.2	11.8
Royalty advances expensed	5.5	0.4	0.0	0.0	5.9	0.6	6.5
Operating income (loss)	12.6	0.9	1.4	(23.6)	(8.7)	(13.9)	(22.6)
Expenditures for long-lived assets	11.9	10.5	2.9	5.0	30.3	1.5	31.8

Three months ended February 29, 2008

Revenues	218.3	76.5	38.6	0.0	333.4	107.0	440.4
Bad debt	1.5	0.6	0.0	0.0	2.1	1.0	3.1
Depreciation and amortization(3)	3.4	1.1	1.8	6.3	12.6	1.8	14.4
Amortization(4)	2.4	6.2	1.5	0.0	10.1	0.2	10.3
Royalty advances expensed	4.5	0.3	0.1	0.0	4.9	0.3	5.2
Operating income (loss)	14.0	(0.2)	1.7	(17.0)	(1.5)	5.7	4.2
Expenditures for long-lived assets	17.1	10.4	0.9	3.9	32.3	2.8	35.1

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution(1)	Educational Publishing(1)	Media, Licensing and Advertising(1)	Overhead(1)(2)	Total Domestic	International(1)	Total

Nine months ended February 28, 2009

Revenues	$664.2	$280.8	$114.9	$—	$1,059.9	$299.1	$1,359.0
Bad debt	6.5	1.0	0.3	0.0	7.8	3.3	11.1
Depreciation and amortization(3)	12.2	2.9	0.7	24.9	40.7	4.7	45.4
Amortization(4)	8.7	16.8	5.7	0.0	31.2	1.3	32.5
Royalty advances expensed	17.7	0.9	0.4	0.0	19.0	2.7	21.7
Operating income (loss)	57.3	36.2	6.4	(73.6)	26.3	(3.4)	22.9
Segment Assets	543.0	319.1	58.4	463.2	1,383.7	229.8	1,613.5
Goodwill	38.2	88.4	5.8	0.0	132.4	8.6	141.0
Expenditures for long-lived assets	36.7	25.9	9.7	17.8	90.1	7.4	97.5
Long-lived Assets(5)	175.8	203.6	27.5	223.7	630.6	63.0	693.6

Nine months ended February 29, 2008

Revenues	898.8	300.4	104.9	0.0	1,304.1	340.1	1,644.2
Bad debt	3.9	1.0	0.4	0.0	5.3	3.0	8.3
Depreciation and amortization(3)	11.3	2.4	2.9	22.5	39.1	5.5	44.6
Amortization(4)	8.8	18.3	4.6	0.0	31.7	1.3	33.0
Royalty advances expensed	16.7	0.9	0.4	0.0	18.0	1.9	19.9
Operating income (loss)	137.7	43.4	5.4	(55.6)	130.9	29.7	160.6
Segment Assets	688.8	314.0	56.0	430.2	1,489.0	320.8	1,809.8
Goodwill	38.2	89.0	5.8	0.0	133.0	31.4	164.4
Expenditures for long-lived assets	40.7	22.1	8.3	13.8	84.9	11.2	96.1
Long-lived Assets(5)	180.0	193.3	25.9	231.8	631.0	117.3	748.3

(1)

As discussed in Note 2, “Discontinued Operations”, the Children’s Book Publishing and Distribution segment, the Educational Publishing segment, the Media Licensing and Advertising segment, the International segment and Overhead formerly included operations that were reclassified as discontinued operations and as such are not reflected in this table.

(2)

Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company’s headquarters in the metropolitan New York area and its fulfillment and distribution facilities located in Missouri.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

4. Debt

The following table summarizes debt as of the dates indicated:

	February 28, 2009	May 31, 2008	February 29, 2008

Lines of Credit	$9.8	$11.8	$10.7
Loan Agreement:
Revolving Loan	—	—	—
Term Loan	146.5	178.6	189.3
5% Notes due 2013, net of discount	159.0	159.3	173.6

Total debt	315.3	349.7	373.6

Less lines of credit, short-term debt and current portion of long-term debt	(52.6)	(54.6)	(53.5)

Total long-term debt	$262.7	$295.1	$320.1

The following table sets forth the maturities of the Company’s debt obligations as of February 28, 2009 for the remainder of fiscal 2009 and thereafter:

2009	$20.5
Fiscal years ending May 31:
2010	42.8
2011	42.8
2012	42.8
2013	166.4
Thereafter	—

Total debt	$315.3

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Loan Agreement

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) elected to replace the Company’s then-existing credit facilities with a new $525.0 credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 revolving credit component (the “Revolving Loan”) and a $200.0 amortizing term loan component (the “Term Loan”). The Loan Agreement is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2012. The $325.0 Revolving Loan component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0. The $200.0 Term Loan component was established in order to fund the reacquisition by the Corporation of shares of its Common Stock pursuant to an Accelerated Share Repurchase Agreement and was fully drawn on June 28, 2007 in connection with that transaction. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7, with the first payment on December 31, 2007, and a final payment of $7.4 due on June 1, 2012. Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing Federal Funds rate plus 0.500% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based on the Company’s prevailing consolidated debt to total capital ratio. As of February 28, 2009, the applicable margin of the Term Loan was 0.875% and the applicable margin on the Revolving Loan was 0.700%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at February 28, 2009 was 0.175%. As of February 28, 2009, the Term Loan had an outstanding balance of $146.5, at an interest rate of 1.4%; at May 31, 2008 the Term Loan had an outstanding balance of $178.6 at an interest rate of 3.8%; and at February 29, 2008 the Term Loan had an outstanding balance of $189.3 at an interest rate of 4.0%. There were no outstanding borrowings under the Revolving Loan as of February 28, 2009, May 31, 2008 or February 29, 2008. As of February 28, 2009, standby letters of credit outstanding under the Loan Agreement totaled $0.5 million. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at February 28, 2009 the Company was in compliance with these covenants.

5% Notes due 2013

In April 2003, Scholastic Corporation issued $175.0 of 5% Notes (the “5% Notes”). The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year through maturity. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption. In fiscal 2008, the Company repurchased $14.5 of the 5% Notes on the open market. For the nine months ended February 28, 2009 the Company repurchased an additional $0.5 of the 5% notes on the open market.

Lines of Credit

During the fourth quarter of fiscal 2008, the Company renewed unsecured money market bid rate credit lines totaling $50.0 that were originally entered into during the fourth quarter of fiscal 2007. At February 28, 2009 the Company’s credit lines available under these facilities aggregate $45.0. There were no outstanding borrowings under these credit lines at February 28, 2009, May 31, 2008 and February 29, 2008. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term, not to exceed 364 days, agreed to at the time each loan is made.

As of February 28, 2009, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $35.9, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $9.8 at February 28, 2009 at a weighted average interest rate of 3.8%; $11.8 at May 31, 2008 at a weighted average interest rate of 6.4%; and $10.7 at February 29, 2008 at a weighted average interest rate of 7.5%.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Dollar amounts in millions, except per share data)

5. Comprehensive Income (Loss)

The following table sets forth comprehensive income (loss) for the periods indicated:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,

	2009	2008	2009	2008
		(Restated)		(Restated)

Net loss	$(36.0)	$(79.3)	$(42.0)	$(6.5)

Other comprehensive (loss) income
Foreign currency translation adjustments	(6.6)	6.6	(39.9)	2.7
Retirement plans and post-retirement healthcare, net of tax	0.4	0.5	2.7	0.9

Comprehensive loss	$(42.2)	$(72.2)	$(79.2)	$(2.9)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

6. Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average Shares of Class A Stock and Common Stock outstanding during the period. Diluted earnings (loss) per share is calculated to give effect to potentially dilutive options to purchase Class A Stock and Common Stock and restricted stock units granted pursuant to the Company’s stock-based compensation plans that were outstanding during the period. In accordance with SFAS No. 128, “Earnings Per Share,” in a period in which the Company reports a discontinued operation, income (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or antidilutive. The Company calculates per share figures prior to rounding in millions. The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,

	2009	2008	2009	2008
		(Restated)		(Restated)

(Loss) earnings from continuing operations	$(35.1)	$(1.4)	$(19.4)	$86.3
Loss from discontinued operations, net of tax	(0.9)	(77.9)	(22.6)	(92.8)
Net loss	(36.0)	(79.3)	(42.0)	(6.5)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings per share (in millions)	36.9	38.4	37.5	38.9
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	—	—	—	0.5
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings per share (in millions)	36.9	38.4	37.5	39.4

(Loss) earnings per share of Class A Stock and Common Stock:
Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.95)	$(0.03)	$(0.52)	$2.22
Loss from discontinued operations, net of tax	$(0.03)	$(2.03)	$(0.60)	$(2.39)
Net loss	$(0.98)	$(2.06)	$(1.12)	$(0.17)

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.95)	$(0.03)	$(0.52)	$2.19
Loss from discontinued operations, net of tax	$(0.03)	$(2.03)	$(0.60)	$(2.35)
Net loss	$(0.98)	$(2.06)	$(1.12)	$(0.16)

Potentially dilutive shares do not impact earnings per share as they are antidilutive due to losses in the three and nine month periods ended February 28, 2009, and the three month period ended February 29, 2008. Antidilutive shares pursuant to stock-based compensation plans were 0.2 million, 0.5 million and 0.2 million for the three month period ended February 28, 2009, the three month period ended February 29, 2008 and the nine month period ended February 28, 2009 respectively. Options outstanding pursuant to compensation plans total 6.1 million at February 28, 2009.

In March 2009, the Company repurchased 234,169 common shares for $2.3 pursuant to share buy-back programs authorized by the Board of Directors.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

7. Goodwill and Other Intangibles

Goodwill and other intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise. At February 28, 2009, the total market value of the Company’s outstanding Common and Class A shares was less than the carrying value of the Company’s net assets. Due to the reduced total market value of the Company’s Common Stock, the Company evaluated the goodwill for its reporting units for impairment as of February 28, 2009. The Company employed internally developed discounted cash flow forecasts to determine the fair values of its reporting units, based upon the best available financial data. The Company concluded that goodwill associated with the Company’s United Kingdom operations was impaired as of February 28, 2009, and recognized a goodwill impairment of $17.0. Operating results in the United Kingdom have declined in recent periods. No other reporting units have carrying values that exceeded estimated fair values as of February 28, 2009. The Company’s annual impairment test for goodwill is in the fourth quarter of the fiscal year, when the Company completes its annual strategic planning and budget processes, and therefore the Company will also test for goodwill impairment in the fourth quarter of the current fiscal year.

The following table summarizes the activity in Goodwill for the periods indicated:

	Nine months ended February 28, 2009	Twelve months ended May 31, 2008	Nine months ended February 29, 2008 (Restated)

Beginning balance	$164.4	$165.5	$165.5
Other adjustments	(0.6)	(1.2)	(1.2)
Goodwill impairment	(17.0)	0.0	0.0
Foreign currency translation	(5.8)	0.1	0.1

Total	$141.0	$164.4	$164.4

The following table summarizes Other intangibles subject to amortization at the dates indicated:

	February 28, 2009	May 31, 2008	February 29, 2008

Customer lists	$1.0	$1.0	$1.0
Accumulated amortization	(0.9)	(0.8)	(0.8)

Net customer lists	$0.1	$0.2	$0.2

Other intangibles	$8.7	$8.7	$4.1
Accumulated amortization	(5.8)	(5.4)	(3.2)

Net other intangibles	$2.9	$3.3	$0.9

Total	$3.0	$3.5	$1.1

During the fourth quarter of fiscal 2008 the Company reviewed its intangible assets with indefinite lives and determined that certain intangible assets not previously subject to amortization should begin being amortized as of that fiscal period. Accordingly, approximately $4.7 of Other intangibles reported as not subject to amortization as of February 29, 2008 are reported as Other intangibles subject to amortization as of February 28, 2009 and May 31, 2008. This reclassification was based on the Company’s analysis of the cash flows related to these assets.

Amortization expense for Other intangibles totaled $0.5 and $0.2 for the nine month periods ended February 28, 2009 and February 29, 2008, and $2.5 for the twelve months ended May 31, 2008. Amortization expense for these assets is currently estimated to total $0.6 for the fiscal years ending May 31, 2009 through 2011 and $0.5 for the fiscal years ending May 31, 2012 and 2013. Intangible assets with definite lives consist principally of customer lists and covenants not to compete. Intangible assets with definite lives are amortized over their estimated useful lives. There were no impairments in the current period.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	February 28, 2009	May 31, 2008	February 29, 2008

Net carrying value by major class:
Titles	$28.7	$28.7	$31.0
Trademarks and Other	15.2	15.2	17.6

Total	$43.9	$43.9	$48.6

8. Investments

The Company owns non-controlling interests in a book distribution business and related entities located in the United Kingdom. Results of these operations have been negatively impacted by overall market conditions, and accordingly, the Company has determined that these assets are other than temporarily impaired. In the three month period ended February 28, 2009, the Company recorded losses on investments related to these operations of $13.5, reducing the Company’s carrying value of these assets to $9.0.

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

	Pension Plans Three months ended		Post-Retirement Benefits Three months ended
	February 28,	February 29,	February 28,	February 29,

	2009	2008	2009	2008

Components of net periodic benefit costs:
Service cost	$2.0	$2.4	$—	$—
Interest cost	2.5	2.5	0.4	0.5
Expected return on assets	(2.8)	(2.9)	—	—
Net amortization of prior service (credit)	—	—	(0.2)	(0.2)
Amortization of loss	0.5	0.5	0.2	0.4

Net periodic benefit costs	$2.2	$2.5	$0.4	$0.7

	Pension Plans Nine months ended		Post-Retirement Benefits Nine months ended
	February 28,	February 29,	February 28,	February 29,

	2009	2008	2009	2008

Components of net periodic benefit costs:
Service cost	$6.0	$6.7	$0.1	$0.1
Interest cost	7.6	7.5	1.1	1.4
Expected return on assets	(8.3)	(8.7)	—	—
Net amortization of prior service (credit)	(0.1)	(0.1)	(0.6)	(0.6)
Amortization of loss	1.4	1.5	0.5	1.1

Net periodic benefit costs	$6.6	$6.9	$1.1	$2.0

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Dollar amounts in millions, except per share data)

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future. For the nine months ended February 28, 2009, the Company contributed $9.9 to the U. S. Pension Plan, the U. K. Pension Plan and the Canadian Pension Plan in the aggregate. The Company expects, based on actuarial calculations, to contribute cash of approximately $14.5 in the aggregate to the Pension Plans in the fiscal year ending May 31, 2009.

10. Stock-Based Compensation

The following table summarizes stock-based compensation included in Selling, general and administrative expenses for the periods indicated:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,

	2009	2008	2009	2008

Stock option expense	$1.5	$1.1	$4.3	$3.0
Restricted stock unit expense (a)	1.0	0.8	4.7	1.7
Employee stock purchase plan expense	0.1	0.2	0.4	0.4

Total stock-based compensation	$2.6	$2.1	$9.4	$5.1

(a) Restricted stock unit expense for the nine months ended February 28, 2009, includes $2.2 million due to the accelerated vesting of units for employees eligible for retirement pursuant to such plans

During the three month periods ended February 28, 2009 and February 29, 2008, shares of Common Stock issued by the Corporation pursuant to its stock-based compensation plans were not material.

11. Accrued Severance

During fiscal year 2009, the Company initiated certain cost reduction measures, including employee headcount reductions. The below table provides information regarding severance costs appearing on the Company’s Condensed Consolidated Statements of Operations associated with these cost reduction measures. The below accrual of $2.9 as of February 28, 2009 is included in Other accrued expenses on the Company’s Condensed Consolidated Balance Sheets.

Nine months ended February 28, 2009

Balance at May 31, 2008	$0.4
Accruals	19.8
Payments	(17.3)

Balance at February 28, 2009	$2.9

12. Treasury Stock

On May 28, 2008, the Company announced that its Board of Directors had authorized a new program to repurchase up to $20.0 of Common Stock as conditions allow, on the open market or through negotiated private transactions. On November 20, 2008 the Board of Directors authorized a further program to repurchase up to an additional $10.0 of its Common Stock and on February 4, 2009, the Board of Directors authorized an additional program to repurchase up to another $5.0 of its Common Stock, which will be funded with available cash, pursuant to which the Company may purchase shares, from time to time as conditions allow, on the open market. The repurchase program may be suspended at any time without prior notice. During the nine months ended February 28, 2009, the Company repurchased approximately 1.7 million shares on the open market for $31.6 at an average cost of $18.56 per share. See Part II, “Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

13. Income Taxes

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”). In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known and applies that rate to its ordinary year to date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and factors into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

The Company anticipates a full fiscal year tax rate of approximately 43% for continuing operations for the current fiscal year exclusive of expected discrete items. Inclusive of discrete items, the Company expects a full year effective tax rate of approximately 77%. The Company’s expected full year effective tax rate excluding discrete items exceeds statutory rates primarily as a result of net operating losses experienced in foreign operations, primarily in the United Kingdom, for which the Company does not expect to realize future tax benefits. Accordingly, valuation allowances are provided for the net operating loss carry forwards of these operations. The high expected full year tax rate inclusive of discrete items is primarily due to goodwill impairments and losses on investments occurring in the current quarter in the United Kingdom, where the Company does not expect to realize any associated tax benefits for these charges. Due to the seasonality of the Company’s operations and discrete items, current period effective tax rates are not meaningful.

In the current year, the Company completed the sale of the DTH business (see Note 3, “Discontinued Operations”). In fiscal 2008, the Company recognized significant pretax losses and deferred tax benefits associated with this transaction. The Company expects to realize a significant portion of these deferred tax assets in the current fiscal year, reducing the Company’s domestic taxable income to levels significantly below the expected pretax income levels. Accordingly, the Company expects reduced federal and state tax payments in the current fiscal year as a result of the realization of these deferred tax assets, and expects a significant reduction in deferred tax assets at the end of the current fiscal year. The Company expects to realize future tax benefits on all domestic net operating losses generated in the current fiscal year.

The Company recognizes tax benefits of uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company does not currently anticipate a material change to its unrecognized tax benefits within twelve months of February 28, 2009; however, actual developments can change these expectations, including settlement of audits.

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

14. Related Party Transactions

On October 10, 2008, the Company agreed to purchase 100,000 shares of Common Stock from Richard Robinson, Chairman of the Board, President and Chief Executive Officer of the Company, at a price of $20.59 per share, or an aggregate purchase price of $2.1, pursuant to the Company’s previously announced stock repurchase program which had been approved by the Board in May 2008. The purchase price was determined with reference to the last transaction price reported on NASDAQ immediately prior to the purchase. The closing price of the Common Stock on NASDAQ on October 10, 2008 was $23.11 per share. The shares became available for sale due to Mr. Robinson, as a result of current market conditions, being required to sell the shares in order to protect the collateral value underlying a personal loan with a bank secured by the shares. The aforementioned transaction was approved by the Board and Audit Committee.

15. Subsequent Event

On March 26, 2009, the Company announced that the Board had declared a quarterly dividend of $0.075 per share to be paid on June 15, 2009 to shareholders of record of the Corporation’s Common Stock and Class A Stock on April 30, 2009.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

The Company incurred a loss from continuing operations, net of tax, for the quarter ended February 28, 2009 of $35.1 million compared to a loss of $1.4 million in the quarter ended February 29, 2008. The loss from continuing operations in the current fiscal quarter was higher primarily due to a $17.0 million charge for goodwill impairment relating to the Company’s operations in the U.K., a $13.5 million charge for unrealized losses on investments in the U.K., one-time expenses of $4.8 million associated with the Company’s cost reduction plans, higher promotional costs in the Book Clubs channel and lower results from the Company’s operations in the U.K.

During the third quarter of fiscal 2009, the Company maintained a strong balance sheet and free cash flow. Additionally, in the face of continued declines in consumer retail spending, the Company successfully sustained revenues last quarter in its market-leading children’s book and educational technology businesses. In the Children’s Books Publishing and Distribution segment, revenue increased benefiting from strong Trade performance, including the ground-breaking multiplatform series The 39 Clues, as well as solid order volumes in School Book Clubs and higher revenue per fair in School Book Fairs. In Education, double-digit growth in sales of educational technology was led by the Company’s reading intervention programs, including the market-leading READ 180® and the newly launched product-line extension, System 44™, partially offset by lower library publishing revenues.

The Company continued working towards its goal of 9 to 10% operating margins and has implemented additional cost reduction plans in the second half of fiscal 2009 of $20 million, eliminating management bonuses and curtailing discretionary spending, including consulting, travel and entertainment, training and sales conferences, which follows $35 million in annualized reductions in the first half of the year. The Company also intends to continue to review existing unprofitable businesses to determine whether the Company should exit such businesses.

At February 28, 2009, the total market value of the Company’s outstanding Common and Class A shares was less than the carrying value of the Company’s net assets. The Company concluded that goodwill associated with the Company’s United Kingdom operations was impaired as of February 28, 2009, and recognized a goodwill impairment of $17.0 million. Operating results in the United Kingdom have declined in recent periods, as previously reported. No other reporting units have carrying values that exceeded estimated fair values as of February 28, 2009. Also in the United Kingdom, the Company recognized an unrealized loss on investments in a book distribution business and related entities of $13.5 million in the current quarter. The Company continues to have significant available liquidity and capital resources, and believes that the long term prospects of its businesses remain unchanged. The Company believes that the recent decline in the market value of the Company’s outstanding shares is not indicative of the Company’s expected long-term cash flows of its core businesses, and is a function of the current condition of the capital markets. Accordingly, the Company does not believe that the recent decline in share price is reflective of declines in its businesses. However, the Company will continue to monitor its asset base for further indicators of impairment.

The Company sold its DTH Business in August 2008, ceased operations in its direct-to-home business located in the United Kingdom as of February 28, 2009, expects to complete the divestiture of its direct-to-home continuities business in Canada and sell the Maumelle facility in the current fiscal year. In addition to the foregoing, during the six months ended February 28, 2009, the Company determined to exit certain other unprofitable, non-core businesses or operations as detailed in Note 2, “Discontinued Operations,” which operations have been or are in the process of being sold or shut down. Also, in a separate transaction during the three months ended February 28, 2009, the Company sold Quality Education Data (“QED”), a non-core business which markets databases serving the school market, for proceeds of $29.0, resulting in a pre-tax profit of $21.9.The Company took the foregoing actions as part of its plan to improve short-term and long-term profitability, and focus on its core businesses. The loss from discontinued operations, net of tax, for the quarter ended February 28, 2009 was $0.9 million, compared to a loss of $77.9 million for the quarter ended February 29, 2008. The current year quarter reflects the sale of a non-core business which resulted in the above mentioned gain, while the prior year reflects asset write-downs related to the Company’s decision to exit the Direct to Home continuities business.

The Board of Directors has declared a quarterly cash dividend of $0.075 per share on the Corporation’s Class A and Common Stock for the fourth quarter of fiscal 2009. Additionally, the Corporation continues to repurchase shares of its Common Stock from time to time under current programs approved by the Board.

Results of Continuing Operations

Revenues for the quarter ended February 28, 2009 decreased by $15.5 million, or 3.5%, to $424.9 million, compared to $440.4 million in the prior fiscal year quarter. This was due to a $21.8 million impact resulting from foreign exchange in the quarter, partially offset by higher revenues in the Children’s Book Publishing and Distribution segment of $5.0 million. For the nine months ended February 28, 2009, revenues decreased by $285.2 million, or 17.3%, to $1,359.0 million, compared to $1,644.2 million in the prior fiscal year period, primarily due to lower revenues from the Children’s Book Publishing and Distribution segment, which in the prior year benefited from the July 2007 release of Harry Potter and the Deathly Hallows.

Cost of goods sold as a percentage of revenue for the quarter ended February 28, 2009 increased to 50.4%, compared to 49.0% in the prior fiscal year quarter, primarily due to increased revenues in the current quarter associated with the release of J.K. Rowling’s The Tales of Beedle the Bard that do not have a correlating impact on operating income, as profits from The Tales of Beedle the Bard benefit Ms. Rowling’s charity. For the nine months ended February 28, 2009, cost of goods sold decreased to $643.2 million, or 47.3% of revenues, compared to $800.3 million, or 48.7% of revenues, in the prior fiscal year period, primarily due to higher costs related to the Harry Potter release in the prior fiscal year period.

Selling, general and administrative expenses decreased $7.2 million to $193.7 million for the quarter ended February 28, 2009, compared to $200.9 million in the prior fiscal year quarter. Selling, general and administrative expenses as a percentage of revenue remained flat at 45.6% for both fiscal year periods. This decrease was due to lower employee related costs related to cost reduction plans. For the nine months ended February 28, 2009, selling, general and administrative expenses as a percentage of revenues increased to 44.1% from 38.0% in the prior fiscal year period, primarily due to the prior year benefit of Harry Potter revenues without a corresponding increase in expense and the current year acceleration of restricted stock units.

Bad debt expense decreased to $2.4 million for the quarter ended February 28, 2009, compared to $3.1 million in the prior fiscal year quarter. For the nine months ended February 28, 2009, bad debt expense increased to $11.1 million from $8.3 million in the prior fiscal year period due to increased bad debt reserves in the Children’s Book Publishing and Distribution segment, primarily for the Trade channel.

Severance expense increased to $5.8 million, or 1.4% of revenues, including $4.8 million related to the Company’s cost reduction actions, for the quarter ended February 28, 2009, compared to $1.8 million, or 0.4% of revenues, in the prior fiscal year quarter. For the nine months ended February 28, 2009, severance expense increased to $19.8 million, or 1.5% of revenues, from $5.2 million, or 0.3% of revenues, in the prior fiscal year period. These increases were primarily the result of expenses incurred related to cost reduction plans.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

In the quarter ended February 28, 2009, the Company recorded a non-cash charge for impairment of goodwill in its U.K. business of $17.0 million.

The resulting operating loss for the quarter ended February 28, 2009 was $22.6 million, compared to operating income of $4.2 million in the prior fiscal year quarter, primarily due to the non-cash charge associated with the Company’s U.K. goodwill impairment, higher severance and related expenses associated with the Company’s cost reduction plans and unfavorable foreign exchange rates. For the nine months ended February 28, 2009, operating income decreased to $22.9 million, compared to $160.6 million in the prior year, primarily due to lower Harry Potter revenues and profits, higher severance expense, and the U.K. goodwill impairment in the current period.

Net interest expense decreased to $5.6 million in the quarter ended February 28, 2009, compared to $6.0 million in the prior fiscal year quarter. For the nine months ended February 28, 2009, net interest expense decreased by $5.9 million to $18.5 million as compared to $24.4 million in the prior fiscal year period, driven by lower borrowing levels and favorable interest rates.

In the quarter ended February 28, 2009, the Company recorded non-cash unrealized losses on investments in a U.K. book distribution business and related entities of $13.5 million.

The loss from continuing operations was $35.1 million, or $0.95 per diluted share, for the quarter ended February 28, 2009, compared to a loss of $1.4 million, or $0.03 per diluted share, in the prior fiscal year quarter. For the nine months ended February 28, 2009, the loss from continuing operations was $19.4 million, or $0.52 per diluted share, compared to earnings from continuing operations of $86.3 million, or $2.19 per diluted share, in the prior fiscal year period.

The loss from discontinued operations, net of tax, was $0.9 million, or $0.03 per diluted share, for the quarter ended February 28, 2009, compared to a loss of $77.9 million, or $2.03 per diluted share, in the prior fiscal year quarter. For the nine months ended February 28, 2009, the loss from discontinued operations, net of tax, was $22.6 million, or $0.60 per diluted share, compared to a loss of $92.8 million, or $2.35 per diluted share, in the prior fiscal year period.

The net loss was $36.0 million, or $0.98 per diluted share, for the quarter ended February 28, 2009, compared to $79.3 million, or $2.06 per diluted share, in the prior fiscal year quarter. For the nine months ended February 28, 2009, the net loss was $42.0 million, or $1.12 per diluted share, compared to $6.5 million, or $0.16 per diluted share, in the prior fiscal year period.

SCHOLASTIC CORPORATION
Item 2. MD&A

Results of Continuing Operations - Segments

Children’s Book Publishing and Distribution

	Three months ended		Nine months ended
($ amounts in millions)	February 28,	February 29,	February 28,	February 29,

	2009	2008	2009	2008

Revenues	$223.3	$218.3	$664.2	$898.8
Operating income	12.6	14.0	57.3	137.7

Operating margin	5.6%	6.4%	8.6%	15.3%

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended February 28, 2009 increased by $5.0 million, or 2.3%, to $223.3 million, compared to $218.3 million in the prior fiscal year quarter. This improvement was due to an increase in revenues in the Company’s trade business related to higher front list revenues from the release of The Tales of Beedle the Bard and The 39 Clues in the current period partially offset by lower revenues in school book clubs and school book fairs. The higher revenues in the current quarter associated with the release of The Tales of Beedle the Bard do not have a correlating impact on operating income, as profits from The Tales of Beedle the Bard benefit charity. The revenue decline in school book clubs was primarily due to lower revenue per order partially offset by an increase in order volume. The decline in school book fairs was primarily due to lower revenue from clearance sales. Revenues for the nine months ended February 28, 2009 decreased by $234.6 million to $664.2 million, compared to $898.8 million in the prior fiscal year period. This decrease was due to the unprecedented success of Harry Potter and the Deathly Hallows, the seventh and final book in the series, in the prior year, which included approximately $260 million of Harry Potter revenues.

Segment operating income for the quarter ended February 28, 2009 decreased by $1.4 million, or 10.0%, to $12.6 million, compared to $14.0 million in the prior fiscal year quarter, principally due to increased promotional costs in school book clubs and higher royalty expense in the Company’s trade business, partially offset by improved results in school book fairs. Segment operating income for the nine months ended February 28, 2009 declined by $80.4 million to $57.3 million, compared to $137.7 million in the prior fiscal year period, primarily due to lower operating results in the Company’s trade business related to the prior year’s release of Harry Potter and the Deathly Hallows.

Educational Publishing

	Three months ended			Nine months ended
($ amounts in millions)	February 28,	February 29,		February 28,	February 29,

	2009	2008		2009	2008

Revenues	$74.7	$76.5		$280.8	$300.4
Operating income (loss)	0.9	(0.2)		36.2	43.4

Operating margin	1.2%		*	12.9%	14.4%

     * Not meaningful

Revenues in the Educational Publishing segment for the quarter ended February 28, 2009 decreased by $1.8 million, or 2.4%, to $74.7 million, compared to $76.5 million in the prior fiscal year quarter. The revenue decline was due to lower classroom and library publishing revenues, partially offset by higher sales of technology products. Technology products were positively impacted by the release of System 44 in the current quarter. Segment revenues for the nine months ended February 28, 2009 decreased by $19.6 million, or 6.5%, to $280.8 million, compared to $300.4 million in the prior fiscal year period. This decrease was principally driven by lower revenues from sales of technology products, primarily due to lower sales of READ180 in the first quarter of fiscal 2009.

Segment operating income for the quarter ended February 28, 2009 increased to $0.9 million, as compared to an operating loss of $0.2 million in the prior fiscal year quarter, principally driven by lower selling expenses, more than offsetting the impact of lower revenues in the current fiscal year quarter. Segment operating income for the nine months ended February 28, 2009 decreased by $7.2 million, or 16.6%, to $36.2 million, compared to $43.4 million in the prior fiscal year period. This decrease is primarily due to lower revenues partially offset by lower selling expenses.

SCHOLASTIC CORPORATION
Item 2. MD&A

Media, Licensing and Advertising

	Three months ended		Nine months ended
($ amounts in millions)	February 28,	February 29,	February 28,	February 29,

	2009	2008	2009	2008

Revenues	$38.4	$38.6	$114.9	$104.9
Operating income	1.4	1.7	6.4	5.4

Operating margin	3.6%	4.4%	5.6%	5.1%

Revenues in the Media, Licensing and Advertising segment for the quarter ended February 28, 2009 slightly decreased to $38.4 million, compared to $38.6 million in the prior fiscal year quarter, primarily due to lower revenues in Back To Basics Toys®, the Company’s catalog toy business. Segment revenues for the nine months ended February 28, 2009 increased by $10.0 million, or 9.5%, to $114.9 million, compared to $104.9 million in the prior fiscal year period, primarily due to higher revenues from sales of software and interactive products, as well as higher advertising revenue in the custom publishing business.,

Segment operating income for the quarter ended February 28, 2009 decreased to $1.4 million, compared to $1.7 million in the prior fiscal year quarter, primarily due to the lower revenues. Segment operating income for the nine months ended February 28, 2009 increased by $1.0 million, or 18.5%, to $6.4 million, compared to $5.4 million in the prior fiscal year period, primarily due to the higher revenues, partially offset by higher prepublication expense amortization on new interactive product lines.

International

	Three months ended			Nine months ended
($ amounts in millions)	February 28,		February 29,	February 28,		February 29,

	2009		2008	2009		2008

Revenues	$88.5		$107.0	$299.1		$340.1
Operating (loss) income	(13.9)		5.7	(3.4)		29.7

Operating margin		*	5.3%		*	8.7%

     * Not meaningful

Revenues in the International segment for the quarter ended February 28, 2009 decreased by $18.5 million, or 17.3%, to $88.5 million, compared to $107.0 million in the prior fiscal year quarter, due to the unfavorable impact of foreign currency exchange rates of $21.8 million. Segment revenues for the nine months ended February 28, 2009 decreased by $41.0 million, or 12.1%, to $299.1 million, compared to $340.1 million in the prior fiscal year period, primarily due to the unfavorable impact of foreign currency exchange rates of $40.3 million.

Segment operating loss for the quarter ended February 28, 2009 was $13.9 million, compared to operating income of $5.7 million in the prior fiscal year quarter, due to lower operating income in the United Kingdom including a non-cash charge for impairment of goodwill of $17.0 million. Segment operating loss for the nine months ended February 28, 2009 was $3.4 million, compared to operating income of $29.7 million in the prior fiscal year period. This decrease was primarily due to lower operating income in the United Kingdom, including the non-cash goodwill impairment charge of $17.0 million.

SCHOLASTIC CORPORATION
Item 2. MD&A

Results of Discontinued Operations

As previously announced, the Company sold its DTH business in August 2008, has shut down its SC business effective May 31, 2008, ceased operation in its direct-to-home continuity business located in the United Kingdom and intends to sell its Maumelle facility. Additionally, the Company intends to complete the divestiture of its direct-to-home business located in Canada in fiscal 2009. In addition to the foregoing, during the six months ended February 28, 2009, the Company determined to exit certain other unprofitable, non-core businesses or operations as detailed in Note 2, “Discontinued Operations,” which operations have been or are in the process of being sold or shut down. Also, in a separate transaction during the three months ended February 28, 2009, the Company sold Quality Education Data (“QED”), a non-core business which markets databases serving the school market. The results of operations associated with these businesses are presented as discontinued operations for accounting purposes in the fiscal 2009 and prior year periods. During the three months ended February 28, 2009, the Company recognized impairment and other charges related to discontinued operations, net of tax, of $12.5 million.

The loss from discontinued operations, net of tax, was $0.9 million for the quarter ended February 28, 2009, compared to $77.9 million in the prior fiscal year quarter. The loss from discontinued operations, net of tax, was $22.6 million for the nine months ended February 28, 2009, compared to $92.8 million in the prior fiscal year. The higher losses in the previous year period are primarily due to the DTH business.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $37.0 million at February 28, 2009, compared to $117.3 million at May 31, 2008 and $191.7 million at February 29, 2008. Cash from discontinued operations was $1.6 million at February 28, 2009, $3.1 million at May 31, 2008 and $9.4 million at February 29, 2008.

Cash provided by operating activities was $34.1 million for the nine months ended February 28, 2009, compared to $303.7 million in the prior fiscal year period. The net decrease of $269.6 million is primarily due to higher revenues related to Harry Potter realized in the prior year nine month period, for which related royalty payments were paid by the Company subsequent to February 29, 2008, in addition to lower accounts payable and accrued expenses in the current nine month period.

Cash used in investing activities decreased by $34.7 million for the nine months ended February 28, 2009, primarily related to proceeds from the sale of QED and proceeds from the sale of the DTH business totaling $33.0 million.

Cash used in financing activities was $71.8 million for the nine months ended February 28, 2009, compared to $42.6 million for the prior fiscal year period, representing a $29.2 million increase year over year. The change is primarily due to lower borrowings under the Term Loan in the current year period of $200.0 million offset by lower common stock repurchases in the current year of $173.8 million.

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May. In the current fiscal year, borrowings peaked in October 2008, and have declined in the second half of the fiscal year. The Company expects to realize the benefit of deferred tax assets related to the DTH business divestiture in the current fiscal year. Accordingly, net tax payments will be lower than historical levels in the current fiscal year.

The Company’s operating philosophy is to use cash provided from operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. The Company believes that funds generated by its operations and funds available under its current credit facilities will be sufficient to finance its short-and long-term capital requirements for the foreseeable future.

In the current fiscal year, the Company expects higher uses of cash than in previous years for severance payments and dividends while continuing modest discretionary common share repurchases under its current repurchase program. Despite the current economic conditions and the aforementioned uses of cash expected in the current fiscal year, the Company has maintained, and expects to maintain for the foreseeable future sufficient liquidity to fund ongoing operations (including severance payments and pension contributions), dividends, authorized common share repurchases, debt service, planned capital expenditures and other investments. As of February 28, 2009, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $37.0 million, cash from operations, and borrowings remaining available under the Revolving Loan (as described under “Financing” below) totaling $325.0 million. Approximately 53% of the Company’s outstanding debt is not due until fiscal year 2013, and the remaining 47% is spread ratably over each preceding period. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, and its financing and investing activities.

In March 2009, the Company’s credit rating was reduced to “BB-” by Standard & Poor’s Rating Services and “Ba2” by Moody’s Investors Service. Both agencies have rated the outlook for the Company as “Stable”. The Company believes that existing committed credit lines, cash from operations and other sources of cash are sufficient to meet the Company’s liquidity needs for the near term, as the Company is currently compliant with its debt covenants and expects to remain compliant for the foreseeable future. The Company’s interest rates for the Loan Agreement are associated with certain leverage ratios, and, accordingly, a change in the Company’s credit rating does not result in an increase in interest costs under the Company’s Loan Agreement.

SCHOLASTIC CORPORATION
Item 2. MD&A

Financing

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) elected to replace the Company’s then-existing credit facilities with a new $525.0 million credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 million revolving credit component (the “Revolving Loan”) and a $200.0 million amortizing term loan component (the “Term Loan”). The Loan Agreement is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2012. The $325.0 million Revolving Loan component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0 million. The $200.0 million Term Loan component was established in order to fund the reacquisition by the Corporation of shares of its Common Stock pursuant to an Accelerated Share Repurchase Agreement and was fully drawn on June 28, 2007 in connection with that transaction. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7 million, with the first payment made on December 31, 2007, and a final payment of $7.4 million due on June 1, 2012. Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing Federal Funds rate plus 0.500% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based on the Company’s prevailing consolidated debt to total capital ratio. As of February 28, 2009, the applicable margin on the Term Loan was 0.875% and the applicable margin on the Revolving Loan was 0.700%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at February 28, 2009 was 0.175%. As of February 28, 2009, the term loan had an outstanding balance of $146.5 million at an interest rate of 1.4%.; at May 31, 2008 the Term Loan had an outstanding balance of $178.6 million at an interest rate of 3.8%; and at February 29, 2008, the Term Loan had an outstanding balance of $189.3 million at an interest rate of 4.0%. There were no outstanding borrowings under the Revolving Loan as of February 28, 2009, May 31, 2008 and February 29, 2008. As of February 28, 2009 there was $0.5 million of outstanding standby letters of credit issued under the Loan Agreement. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at February 28, 2009 the Company was in compliance with these covenants.

During the fourth quarter of fiscal 2008, the Company renewed unsecured money market bid rate credit lines totaling $50.0 million that were originally entered into during the fourth quarter of fiscal 2007. As of February 28, 2009, the Company’s credit lines under these facilities aggregate $45.0 million. There were no outstanding borrowings under these credit lines at February 28, 2009, May 31, 2008 and February 29, 2008. On March 20, 2009, the Company’s aggregate credit lines available under these facilities were reduced to $20 million, resulting from a lender’s cancellation of its $25.0 million line. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term, not to exceed 364 days, agreed to at the time each loan is made. These credit lines are typically available for loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

As of February 28, 2009, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $35.9 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $9.8 million at February 28, 2009 at a weighted average interest rate of 3.8%, compared to the equivalent of $11.8 million at May 31, 2008 at a weighted average interest rate of 6.4% and to the equivalent of $10.7 million at February 29, 2008 at a weighted average interest rate of 7.5%. In December 2008, the Company recapitalized its United Kingdom operations via a cash contribution from the Company’s domestic operations, due to the cancellation of the local currency credit line in the United Kingdom.

At February 28, 2009, the Company had open standby letters of credit of $7.6 million issued under certain credit lines, as compared to $8.4 million as of May 31, 2008 and February 29, 2008. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

The Company’s total debt obligations were $315.3 million at February 28, 2009, $349.7 million at May 31, 2008 and $373.6 million at February 29, 2008. The lower level of debt at February 28, 2009 as compared to May 31, 2008 and February 29, 2008 was primarily due to the repayments made on the Term Loan and a repurchase of the Company’s 5% Notes on the open market.

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

SCHOLASTIC CORPORATION
Item 2. MD&A

The Company adopted SFAS 157 beginning June 1, 2008, except for nonfinancial assets and liabilities measured at fair value on a non-recurring basis, which will be effective for the Company beginning June 1, 2009. The impact of the adoption on June 1, 2008 was not material to the Company’s condensed consolidated financial statements. The Company is currently evaluating the impact that the adoption of the deferred portion of SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the presentation requirements of SFAS 157 at February 28, 2009 consisted of cash and cash equivalents and foreign currency forward contracts, neither of which were material as of the reporting date. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The fair values of foreign currency forward contracts, used by the Company to manage foreign exchange impact to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure.

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

Since the date of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, as amended (the “Annual Report”), there have been no material changes to the Company’s critical accounting policies and estimates.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 50% of the Company’s debt at February 28, 2009 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 55% at May 31, 2008 and approximately 54% at February 29, 2008. The decrease in variable-rate debt as of February 28, 2009 compared to May 31, 2008 and February 29, 2008 was primarily due to repayments made on the Term Loan and a repurchase of 5% Notes on the open market. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of February 28, 2009 (see Note 4 of Notes to Condensed Consolidated Financial Statements - Unaudited in Item 1, “Financial Statements”):

($ amounts in millions)	Fiscal Year Maturity

	2009	2010	2011	2012	2013	Thereafter	Total

Debt Obligations
Lines of Credit	$9.8	$—	$—	$—	$—	$—	$9.8
Average interest rate	3.8%

Long-term debt including current
Fixed-rate debt	$—	$—	$—	$—	$160.0	$—	$160.0
Interest rate					5.0%

Variable rate debt	$10.7	$42.8	$42.8	$42.8	$7.4 (1)	$—	$146.5
Interest rate(2)	1.4%	1.4%	1.4%	1.4%	1.4%

(1)	Represents the final payment under the Term Loan, which has a final maturity of June 1, 2012 but may be repaid at any time.

(2)	Represents the interest rate under the Term Loan at February 28, 2009; the interest rate is subject to change over the life of the Term Loan.

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of February 28, 2009, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the nine months ended February 28, 2009:

Issuer Purchases of Equity Securities
(Dollars in millions except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs

June 1, 2008 through June 30, 2008	151,075	$28.95	151,075	$15.6	(1)

July 1, 2008 through July 31, 2008	100,713	$27.36	100,713	$12.9	(1)

August 1, 2008 through August 31, 2008	171,792	$26.36	171,792	$8.3	(1)

September 1, 2008 through September 30, 2008	33,508	$25.58	33,508	$7.4	(1)

October 1, 2008 through October 31, 2008	345,380	$21.67	345,380	$—	(1)

November 1, 2008 through November 30, 2008	6,407	$13.28	6,407	$9.9	(1)

December 1, 2008 through December 31, 2008	426,979	$13.83	426,979	$4.0	(1)

January 1, 2009 through January 31, 2009	314,600	$12.61	314,600	$—	(1)

February 1, 2009 through February 28, 2009	154,066	$10.89	154,066	$3.4	(1)

Total	1,704,520	$18.56	1,704,520	$3.4	(1)

(1)

On May 28, 2008, the Company announced that its Board of Directors had authorized a new program to purchase up to $20.0 million of Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. On November 20, 2008 and February 4, 2009, the Board of Directors authorized further programs to repurchase up to an additional $10.0 million and $5.0 million, respectively, of its Common Stock, which will be funded with available cash and pursuant to which the Company may purchase shares from time to time as conditions allow on the open market.

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

SCHOLASTIC CORPORATION
(Registrant)

Date: April 9, 2009	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President and Chief
Executive Officer

Date: April 9, 2009		/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED FEBRUARY 28, 2009
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