Form 10-K
period 2009-05-31
SCHOLASTIC CORP
filed 2009-07-30
CIK 866729

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2009 | Commission File No. 000-19860

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
Yes ☐ No ☒

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

      The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of November 30, 2008, was approximately $480,506,205. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

      The number of shares outstanding of each class of the Registrant’s voting stock as of June 30, 2009 was as follows: 34,736,024 shares of Common Stock and 1,656,200 shares of Class A Stock.

Documents Incorporated By Reference

      Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 23, 2009.

Part I

Item 1 | Business

Overview

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is a global children’s publishing, education and media company. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading and learning. The Company is the world’s largest publisher and distributor of children’s books and a leading developer of educational technology products. Scholastic also creates quality educational and entertainment materials and products for use in school and at home, including magazines, children’s reference and non-fiction materials, teacher materials, television programming, film, videos and toys. The Company is a leading operator of school-based book clubs and book fairs in the United States. It distributes its products and services through these proprietary channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. In addition to its operations in the United States, Scholastic has long-established operations in Canada, the United Kingdom, Australia, New Zealand and Asia and newer operations in China, India and Ireland and, through its export business, sells products in over 140 countries.

During fiscal 2008, the Company determined to sell or shut down its domestic, Canadian and UK continuities businesses, and intends to sell a related warehousing and distribution facility located in Maumelle, Arkansas (the “Maumelle Facility”) and an office and distribution facility in Danbury, Connecticut (the “Danbury Facility”). During fiscal 2009, the Company also ceased its operations in Argentina and Mexico, its door-to-door selling operations in Puerto Rico as well as its continuities business in Australia and New Zealand and its corporate book fairs business, and closed its Scarsdale, NY store. The Company also sold a trade magazine. Additionally, the Company sold a non-core market research business and a non-core online resource for teachers business and intends to sell a Spanish language book channel. All of the above businesses are classified as discontinued operations in the Company’s financial statements. All other amounts included herein, unless noted, are attributable to continuing operations.

Reportable Segments – Continuing Operations

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

The following table sets forth revenues by reportable segment for the three fiscal years ended May 31:

	(Amounts in millions)

	2009	2008	2007

Children’s Book Publishing and Distribution	$913.5	$1,161.4	$928.2
Educational Publishing	384.2	407.1	406.2
Media, Licensing and Advertising	152.6	140.8	148.7
International	399.0	449.8	387.5

Total	$1,849.3	$2,159.1	$1,870.6

Additional financial information relating to the Company’s reportable segments is included in Note 3 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION
(49.4% of fiscal 2009 revenues)

General

The Company’s Children’s Book Publishing and Distribution segment operates as an integrated business which includes the publication and distribution of children’s books in the United States through school-based book clubs and book fairs and the trade channel.

The Company is the world’s largest publisher and distributor of children’s books and is the largest operator of school-based book clubs and school-based book fairs in the United States. The Company is also a leading publisher of children’s books distributed through the trade channel. In fiscal 2009, the Company, excluding its discontinued operations, published or distributed approximately 320 million children’s books in the United States.

Scholastic offers a broad range of children’s books, many of which have received awards for excellence in children’s literature, including the Caldecott and Newbery Medals.

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

School-Based Book Clubs

Scholastic founded its first school-based book club in 1948. The Company’s school-based book clubs consist of Honeybee®, serving children ages 1½ to 4; Firefly®, serving pre-kindergarten (“pre-K”) and kindergarten (“K”) students; SeeSaw®, serving students grades K to 1; Lucky® serving students grades 2 to 3; Arrow®, serving students grades 4 to 6; TAB®, serving students grades 7 to 12; and Club Leo, which provides Spanish language offers to students in pre-K to grade 8. In addition to its regular offers, the Company creates special theme-based and seasonal offers targeted to different grade levels during the year.

The Company mails promotional materials containing order forms to teachers in the vast majority of the pre-K to grade 8 schools in the United States. Teachers who wish to participate in a school-based book club distribute the order forms to their students, who may choose from selections at substantial reductions from list prices. The teacher aggregates the students’ orders and forwards them to the Company by internet, phone, mail or fax. The Company estimates that approximately two out of three elementary school teachers in the United States participate in the Company’s school-based book clubs. In fiscal 2009, orders through the internet accounted for 62% of total book club orders. The orders are then shipped to the classroom for distribution to the students. Schools who participate in the book clubs receive bonus points and other promotional incentives, which may be redeemed for the purchase of additional books and other resource materials for their classrooms or the school.

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

The Company operates school-based book fairs in all 50 states under the name Scholastic Book Fairs®. Books and display cases are delivered to schools from the Company’s warehouses principally by a fleet of leased vehicles. Sales and customer service functions are performed from regional sales offices and distribution facilities supported by field representatives and from the Company’s national distribution facility in Missouri. Approximately 90% of the schools that sponsored a Scholastic book fair in fiscal 2008 sponsored a Scholastic book fair again in fiscal 2009.

Beginning in the Fall of 2009, the Company will deploy a new Point of Sale (“POS”) solution in approximately 25% of its book fairs. POS represents a strategic capital investment designed to provide improved inventory control and utilization and enhance school-based financial reporting as well as real time product sales visibility. A pilot program was conducted in the Spring of 2009 in over 500 fairs with positive results for the participating schools and book fairs.

Trade

Scholastic is a leading publisher of children’s books sold through bookstores and mass merchandisers in the United States. The Company maintains approximately 6,000 titles for trade distribution. Scholastic’s original publications include Harry Potter®, The 39 CluesTM, The Magic School Bus®, I Spy™, Captain Underpants®, Goosebumps®, and Clifford The Big Red Dog®, and licensed properties such as Star Wars®, Rainbow Magic®, Littlest Pet Shop®, and Bakugan®. In addition, the Company’s Klutz® imprint is a publisher and creator of “books plus” products for children, including titles such as Paper Fashions, Friendship Bracelets, Klutz Encyclopedia of Immaturity and How to Make Paper Airplanes.

The Company’s trade sales organization focuses on marketing and selling Scholastic’s publishing properties to bookstores, mass merchandisers, specialty sales outlets and other book retailers. Scholastic bestsellers during fiscal 2009 included books from The 39 Clues series, the Harry Potter series, Meg Cabot’s Allie Finkle’s Rules for Girls series, Goosebumps Horrorland series and other titles, such as The Hunger Games by Suzanne Collins and Inkdeath by Cornelia Funke.

EDUCATIONAL PUBLISHING
(20.8% of fiscal 2009 revenues)

General

The Company’s Educational Publishing segment includes the production and/or publication and distribution to schools and libraries of educational technology products, curriculum materials, children’s books, classroom magazines and print and on-line reference and non-fiction products for pre-K to grade 12 in the United States.

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

The Company focuses its core curriculum publishing efforts on reading improvement materials and the effective use of technology to support learning. Scholastic’s technology-based reading improvement programs include READ 180®, an intensive reading intervention program for students in grades 4 to 12 reading at least two years below grade level, Scholastic Reading Inventory, which is a research-based, computer-adaptive assessment for grades K to 12 that allows educators to assess a student’s reading comprehension, System 44®, an intensive intervention program for students in grades 4 to 12 who have not yet mastered the 44 sounds and 26 letters of the English language, ReadAbout® for grades 3 to 6, which combines adaptive technology with engaging non-fiction content, Scholastic Reading Counts!®, which encourages reading through a school-managed incentive program, and FASTT Math®, a technology-based program to improve math fluency, developed with the creator of READ 180, as well as Grolier Online™, which provides subscriptions to reference databases for schools and libraries. The Company considers its educational technology “solutions” business, which provides software products, backed by implementation services, tech support and consulting, to be a growth driver, based on the increasing reliance of schools on technology products which support teaching and learning.

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

Scholastic’s classroom magazine circulation in the United States in fiscal 2009 was more than 8.1 million, with approximately two-thirds of the circulation in grades pre-K to 6. In fiscal 2009, teachers in approximately 64% of the schools in the United States used the Company’s classroom magazines. The various classroom magazines are distributed either on a weekly, biweekly or monthly basis during the school year and are supplemented by timely materials featured on the Company’s website, scholastic.com. The majority of the magazines purchased are paid for with school or district funds, with teachers or students paying for the balance. Circulation revenue accounted for substantially all of the classroom magazine revenues in fiscal 2009.

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

MEDIA, LICENSING AND ADVERTISING
(8.2% of fiscal 2009 revenues)

General

The Company’s Media, Licensing and Advertising segment includes the production and/or distribution of media, merchandising and advertising revenue, including sponsorship programs and consumer promotions.

Production and Distribution

Through Scholastic Entertainment Inc. (“SEI”), Soup2Nuts Inc. (“S2N”) and the Weston Woods Studios®, the Company’s entertainment and media division creates and produces television programming, videos/ DVD’s, feature films, and branded websites. SEI builds consumer awareness and value for the Company’s franchises by creating family-focused media that form the basis for global branding campaigns. Scholastic generates revenue by using these assets globally across multiple media formats and by developing and executing brand-marketing campaigns.

SEI has built a television library of half-hour productions, including: Clifford The Big Red Dog®, Clifford’s Puppy Days™, Word Girl®, Maya & Miguel™, The Magic School Bus®, Turbo Dogs, I Spy, Goosebumps®, Animorphs®, Dear America®, Horrible Histories, Sammy’s Storyshop™, Stellaluna, The Very Hungry Caterpillar and The Baby-sitters Club®. These series have been sold in the United States and throughout the world. These productions have garnered over 125 major awards including Emmy, Peabody and Academy awards. Since 2007, the Company has participated in a children’s programming venture which distributes educational children’s television programming under the name Qubo. Qubo features bilingual content with a mission to promote literacy and values in children’s television. Qubo provides programming on NBC and Telemundo as well as a branded 24/7 digital channel and is now in its third year affording distribution for SEI’s television programming and generating awareness for the Scholastic brand.

S2N, an award-winning producer of animated television and web programming, has produced half-hour episodes of television programming, including the animated series Time Warp Trio and O’Grady. In fiscal 2009, S2N with SEI produced 13 additional half-hour episodes of the Emmy award-winning animated series WordGirl.

Weston Woods Studios creates audiovisual adaptations of classic children’s picture books, such as Where the Wild Things Are, Chrysanthemum and Make Way for Ducklings, which were initially produced for the school and library market as a supplemental educational resource. SEI has repackaged over 60 titles for sale to the consumer market under the newly rebranded “Scholastic Storybook Treasures” banner. Weston Woods Studios has received numerous awards, including nine Andrew Carnegie Medals for Excellence in Children’s Video and an Academy Award nomination.

Brand Marketing and Consumer Products

Scholastic Media creates and develops award-winning global branding campaigns for Scholastic properties in order to extend and strengthen Scholastic’s consumer connection with parents, children and teachers. In 2009, Scholastic Media designed and managed consumer product campaigns for key brands including The 39 Clues™, Clifford the Big Red Dog®, Goosebumps™, WordGirl, The Magic School Bus®, I Spy™ and Maya & Miguel™.

Software and Interactive Products

Scholastic Media creates and distributes original and licensed consumer software, handheld, and console products with accessories, for grades K to 8 through the Company’s school-based software clubs, book clubs and book fairs, as well as the library/teacher market and the trade market. In addition, the Company acquires software and interactive products for distribution in all of these channels through a combination of licensing, purchases of product from software publishers and internal development. The Company’s CD-ROM, Nintendo DS, Nintendo Wii, PlayStation 2, Leapster, Tag and Tag Junior titles include the award-winning series I Spy, Brain Play®, Clifford®, Goosebumps®, Animal Genius™ and Math Missions®.

Advertising

Certain of the Company’s magazine properties generate advertising revenues as their primary source of revenue, including Instructor® and Scholastic Administrator, which are directed to education professionals and are distributed during the academic year. Subscriptions for these magazines are solicited primarily by direct mail, with total circulation of approximately 265,000 in fiscal 2009. Scholastic Parent and Child® magazine, which is directed at parents and distributed through schools and childcare programs, had circulation of approximately 1.3 million in fiscal 2009. These magazines carry paid advertising (both on the web and in print), advertising for Scholastic products and paid advertising for clients that sponsor customized programs.

Other

Also included in this segment are: Scholastic In-School Marketing, which develops sponsored educational materials and supplementary classroom programs in partnership with corporations, government agencies and nonprofit organizations; and Back to Basics Toys®, a direct-to-home catalog business specializing in children’s toys.

INTERNATIONAL
(21.6% of fiscal 2009 revenues)

General

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

Scholastic has long-established operations in Canada, the United Kingdom, Australia, New Zealand and portions of Asia and also has newer operations in China, India and Ireland. Scholastic’s operations in Canada, the United Kingdom and Australia generally mirror its United States business model. The Company’s international operations have original trade and educational publishing programs; distribute children’s books, software and other materials through school-based book clubs, school-based book fairs and trade channels; distribute magazines; and offer on-line services. Many of the Company’s international operations also have their own export and foreign rights licensing programs and are book publishing licensees for major media properties. Original books published by most of these operations have received awards of excellence in children’s literature. In Asia, the Company primarily publishes and distributes reference products and provides services under the Grolier name, and operates tutorial centers that provide English language training to students.

Canada

Scholastic Canada, founded in 1957, is a leading publisher and distributor of English and French language children’s books, is the largest school-based book club and school-based book fair operator in Canada and is one of the leading suppliers of original or licensed children’s books to the Canadian trade market. Since 1965, Scholastic Canada has also produced quality Canadian-authored books and educational materials, including a widely used instructional reading program for grades K to 6.

United Kingdom

Scholastic UK, founded in 1964, is the largest school-based book club and school-based book fair operator and a leading children’s publisher in the United Kingdom. Scholastic UK also publishes magazines for teachers and supplemental educational materials, including professional books and is one of the leading suppliers of original or licensed children’s books to the United Kingdom trade market.

Australia

Scholastic Australia, founded in 1968, is the largest school-based book club and book fair operation in Australia, reaching approximately 90% of the country’s primary schools. Scholastic Australia publishes quality children’s books supplying the Australian trade market. Scholastic Australia also provides value-added distribution services for the software market.

New Zealand

Scholastic New Zealand, founded in 1962, is the largest children’s book publisher and the leading book distributor to schools in New Zealand. Through its school-based book clubs and book fairs, Scholastic New Zealand reaches approximately 90% of the country’s primary schools. In addition, Scholastic New Zealand provides value-added distribution services for the software market.

Asia

The Company’s Asia operations primarily sell English language reference materials and local language products through a network of over 1,600 independent door-to-door sales representatives in India, Indonesia, Malaysia, the Philippines, Singapore and Thailand. In India, the Company also operates school-based book clubs and book fairs and publishes original titles in the English and Hindi languages. In the Philippines, the Company also operates school-based book fairs, and in Malaysia, the Company operates school-based book clubs. The Company operates a book club in China, and in cooperation with local companies, also operates tutorial centers that provide English language training to students.

Foreign Rights and Export

The Company licenses the rights to selected Scholastic titles in over 45 languages to other publishing companies around the world. The Company’s export business sells educational materials, software and children’s books to schools, libraries, bookstores and other book distributors in over 140 countries that are not otherwise directly serviced by Scholastic subsidiaries. The Company partners with governments and non-governmental agencies to create and distribute books to schools in developing countries, including, for example, the sale of Arabic books to schools in Iraq and other Middle Eastern countries.

PRODUCTION AND DISTRIBUTION

The Company’s books, magazines, software and interactive products and other materials and products are manufactured by the Company with the assistance of third parties under contracts entered into through arms-length negotiations or competitive bidding. As appropriate, the Company enters into multi-year agreements that guarantee specified volume in exchange for favorable pricing terms. Paper is purchased from paper mills and other third-party sources. The Company does not anticipate any difficulty in continuing to satisfy its manufacturing and paper requirements.

In the United States, the Company mainly processes and fulfills school-based book club, trade, curriculum publishing, reference and non-fiction products and export orders from its primary warehouse and distribution facility in Jefferson City, Missouri. Magazine orders are processed at the Jefferson City facility and are shipped directly from printers.

In connection with its trade business, the Company generally outsources certain services, including invoicing, billing, returns processing and collection services. School-based book fair orders are fulfilled through a network of warehouses across the country. The Company’s international school-based book club, school-based book fair, trade, and educational operations use distribution systems similar to those employed in the US.

SEASONALITY

The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based book club and book fair revenues are greatest in the second quarter of the fiscal year, while revenues from the sale of instructional materials and educational technology products are typically highest in the first quarter. The Company historically has experienced a loss from operations in the first and third quarters of each fiscal year.

COMPETITION

The markets for children’s educational, educational technology and entertainment materials are highly competitive. Competition is based on the quality and range of materials made available, price, promotion, customer service, and distribution channels. Competitors include numerous other book, textbook, library, reference material and supplementary text publishers, distributors and other resellers (including over the internet) of children’s books and other educational materials, national publishers of classroom and professional magazines with substantial circulation, numerous producers of television, video and film programming (many of which are substantially larger than the Company), television and cable networks, publishers of computer software and interactive products, and distributors of products and services on the internet. In the United States, competitors also include regional and local school-based book fair operators, other fundraising activities in schools, and bookstores. Competition may increase to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new materials that compete directly with the products distributed by the Company or develop or expand competitive sales channels. The Company believes that its position as both a publisher and distributor are unique to the markets in which it competes.

COPYRIGHT AND TRADEMARKS

As an international publisher and distributor of books, software and other media products, Scholastic aggressively utilizes the intellectual property protections of the United States and other countries in order to maintain its exclusive rights to identify and distribute many of its products. Accordingly, SCHOLASTIC is a trademark registered in the United States and in a number of countries where the Company conducts business. The Corporation’s principal operating subsidiary in the United States, Scholastic Inc., and the Corporation’s international subsidiaries have registered and/or have pending applications to register in relevant territories trademarks for important services and programs. All of the Company’s publications, including books, magazines and software and interactive products, are subject to copyright protection both in the United States and internationally. The Company also obtains domain name protection for its internet domains. The Company seeks to obtain the broadest possible intellectual property rights for its products, and because inadequate legal and technological protections for intellectual property and proprietary rights could adversely affect operating results, the Company vigorously defends those rights against infringement.

EMPLOYEES

At May 31, 2009, the Company employed approximately 5,500 people in full-time jobs and 1,500 people in part-time jobs in the United States and approximately 2,100 people outside the United States. The number of part-time employees fluctuates during the year because significant portions of the Company’s business are closely correlated with the school year. The Company believes that relations with its employees are good.

Executive Officers

The following individuals have been determined by the Board of Directors to be the executive officers of the Company. Each such individual serves as an executive officer of Scholastic until such officer’s successor has been elected or appointed and qualified or until such officer’s earlier resignation or removal.

Name	Age	Employed by Registrant Since	Position(s) for Past Five Years

Richard Robinson	72	1962	Chairman of the Board (since 1982), President (since 1974) and Chief Executive Officer (since 1975).

Maureen O’Connell	47	2007

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

Margery W. Mayer	57	1990	Executive Vice President (since 1990), President, Scholastic Education (since 2002) and Executive Vice President, Learning Ventures (1998-2002).

Judith A. Newman	51	1993

Executive Vice President and President, Book Clubs (since 2005) and Scholastic At Home (2005-2006); Senior Vice President and President, Book Clubs and Scholastic At Home (2004-2005); and Senior Vice President, Book Clubs (1997-2004).

Cynthia Augustine	51	2007

Senior Vice President, Human Resources and Employee Services (since 2007). Prior to joining the Company, Senior Vice President of Talent Management for Time Warner, Inc. (2004-2005); and various positions at The New York Times Company, including Senior Vice President, Human Resources (1998 -2004) and President, Broadcast Group (2000-2004).

Andrew S. Hedden	68	2008

Member of the Board of Directors (since 1991), Executive Vice President, General Counsel and Secretary (since 2008). Prior to joining the Company, partner at the law firm of Baker & McKenzie LLP (2005-2008); partner at the law firm of Coudert Brothers LLP (1975-2005).

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

The public may also read and copy materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site, at www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

If we cannot anticipate trends and develop new products or adapt to new technologies responding to changing customer preferences, this could adversely affect our revenues or profitability.

The Company operates in highly competitive markets that are subject to rapid change, including, in particular, changes in customer preferences and changes and advances in relevant technologies. There are substantial uncertainties associated with the Company’s efforts to develop successful educational, trade publishing, entertainment and software and interactive products and services for its customers, as well as to adapt its print materials to new digital technologies, including the internet. The Company makes significant investments in new products and services that may not be profitable, or whose profitability may be significantly lower than the Company has experienced historically. In addition, the Company faces technological risks associated with software product development and service delivery in its educational technology and e-commerce businesses, as well as its internal business support systems, which could involve service failures, delays or internal system failures that result in damages, lost business or failures to be able to fully exploit business opportunities.

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

The Company’s business is affected significantly by changes in purchasing patterns or trends in, as well as the underlying strength of, the educational, trade, entertainment and software markets. In particular, the Company’s educational publishing and technology businesses may be adversely affected by budgetary restraints and other changes in state educational funding as a result of new legislation or regulatory actions, both at the federal and state level, as well as changes in the procurement process, to which the Company may be unable to adapt successfully. Recently, shortfalls in funding have negatively impacted purchasing patterns in the education markets. Continuation of this trend could negatively impact the Company. In this context, while Federal economic stimulus funding under the American Recovery and Reinvestment Act may provide additional educational funding to compensate for budget shortfalls at the state level, the Company may not be successful in meeting its announced targets for incremental educational publishing sales based on such stimulus funding, which would adversely affect the ability of the Company to meet its announced financial plan for fiscal 2010. In addition, there are many competing demands for educational funds, and there can be no guarantee that the Company will otherwise be successful in continuing to obtain sales of its products from any available funding.

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

The reputation of the Company is one of its most important assets, and any adverse publicity or adverse events, such as a significant data privacy breach, could cause significant reputational damage and financial loss.

The businesses of the Company focus on learning and education, and its key relationships are with educators, teachers, parents and children. In particular, the Company believes that, in selecting its products, teachers, educators and parents rely on the Company’s reputation for quality educational products appropriate for children. Also, in certain of its businesses the Company holds significant volumes of personal data, including that of customers, and, in its educational technology business, students. Adverse publicity, whether or not valid, could reduce demand for the Company’s products or adversely affect its relationship with teachers or educators, impacting participation in book clubs or book fairs or decisions to purchase educational technology or other products or services of the Company’s educational technology business. Further, a failure to adequately protect personal data, including that of customers or students, could lead to penalties, significant remediation costs and reputational damage, including loss of future business.

If we are unsuccessful in implementing our corporate strategy we may not be able to maintain our historical growth.

The Company’s future growth depends upon a number of factors, including the ability of the Company to successfully implement its strategies for the respective business units, the introduction and acceptance of new products and services, including the success of its digital strategy, its ability to expand in the global markets that it serves and its continuing success in implementing on-going cost containment and reduction programs. Difficulties, delays or failures experienced in connection with any of these factors could materially affect the future growth of the Company.

Increases in certain operating costs and expenses, which are beyond our control and can significantly affect our profitability, could adversely affect our operating performance.

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

The Company has various operating subsidiaries domiciled in foreign countries. In addition, the Company sells products and services to customers located in foreign countries where it does not have operating subsidiaries. Accordingly, the Company could be adversely affected by changes in currency exchange rates, as well as by the political and economic risks attendant to conducting business in foreign countries. These risks include the potential of political instability in developing nations where the Company is conducting business.

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

The voting power of the Corporation’s capital stock is vested exclusively in the holders of Class A Stock, except for the right of the holders of Common Stock to elect one-fifth of the Board of Directors and except as otherwise provided by law or as may be established in favor of any series of preferred stock that may be issued. Richard Robinson, the Chairman of the Board, President and Chief Executive Officer, and other members of the Robinson family beneficially own all of the outstanding shares of Class A Stock and are able to elect up to four-fifths of the Corporation’s Board of Directors and, without the approval of the Corporation’s other stockholders, to effect or block other actions or transactions requiring stockholder approval, such as a merger, sale of substantially all assets or similar transaction.

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

Item 1B | Unresolved Staff Comments

None

Item 2 | Properties

The Company maintains its principal offices in the metropolitan New York area, where it owns and leases approximately 600,000 square feet of space. The Company also owns or leases approximately 1.7 million square feet of office and warehouse space for its primary warehouse and distribution facility located in the Jefferson City, Missouri area. In addition, the Company owns or leases approximately 3.0 million square feet of office and warehouse space in more than 60 facilities in the United States, principally for Scholastic Book Fairs.

Additionally, the Company owns or leases approximately 1.5 million square feet of office and warehouse space in over 100 facilities in Canada, the United Kingdom, Australia, New Zealand, Asia and elsewhere around the world for its international businesses.

The Company considers its properties adequate for its current needs. With respect to the Company’s leased properties, no difficulties are anticipated in negotiating renewals as leases expire or in finding other satisfactory space, if current premises become unavailable. For further information concerning the Company’s obligations under its leases, see Notes 1 and 5 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Item 3 | Legal Proceedings

As previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2007 and the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, as amended, the Company is party to certain actions filed by each of Alaska Laborers Employers Retirement Fund and Paul Baicu, which were consolidated on November 8, 2007. On September 25, 2008, the plaintiff sought leave of the Court to file a second amended class action complaint, in order to add allegations relating to the Company’s restatement announced in the Company’s Annual Report on Form 10-K filed on July 30, 2008. The Court thereafter dismissed the Company’s pending motion to dismiss as moot. On October 21, 2008, the plaintiff filed the second amended complaint, and on October 31, 2008, the Company filed a motion to dismiss the second amended complaint, which remains pending. The second amended class action complaint continues to allege securities fraud relating to statements made by the Company concerning its operations and financial results between March 2005 and March 2006 and seeks unspecified compensatory damages. The Company continues to believe that the allegations in such complaint are without merit and is vigorously defending the lawsuit.

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

Market Information: Scholastic Corporation’s Common Stock, par value $0.01 per share (the “Common Stock”), is traded on the NASDAQ Global Select Market under the symbol SCHL. Scholastic Corporation’s Class A Stock, par value $0.01 per share (the “Class A Stock”), is convertible, at any time, into Common Stock on a share-for-share basis. There is no public trading market for the Class A Stock. Set forth below are the quarterly high and low selling prices for the Common Stock at market close as reported by NASDAQ for the periods indicated:

	For fiscal years ended May 31,

	2009		2008

	High	Low	High	Low

First Quarter	$31.35	$25.03	$36.51	$31.32
Second Quarter	30.00	11.96	39.58	33.69
Third Quarter	17.36	10.60	37.29	31.49
Fourth Quarter	20.34	9.39	35.67	28.11

Holders: The number of holders of Class A Stock and Common Stock as of June 30, 2009 were 3 and approximately 7,700, respectively. The number of holders includes holders of record and an estimate of the number of persons holding in street name.

Dividends: During the first quarter of fiscal 2009, the Company initiated a regular quarterly dividend in the amount of $0.075 per Common and Class A share, for a total of $0.30 per share in respect of fiscal 2009. In July 2009, the Board of Directors declared a cash dividend of $0.075 per Common and Class A share in respect of the first quarter of fiscal 2010. The dividend is payable on September 15, 2009 to stockholders of record on August 31, 2009. All dividends have been in compliance with the Company’s debt covenants.

Share purchases: The following table provides information with respect to purchases of shares of Common Stock by the Corporation during the quarter ended May 31, 2009:

Issuer Purchases of Equity Securities

	(Amounts in millions, except share and per share amounts)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs(1)

March 1, 2009 through March 31, 2009	234,169	$9.87	234,169	$1.05
April 1, 2009 through April 30, 2009	—	$—	—	$1.05
May 1, 2009 through May 31, 2009	—	$—	—	$1.05

Total	234,169	$9.87	234,169	$1.05

(1)

On February 4, 2009, the Corporation announced that its Board of Directors had authorized a new program to purchase up to $5.0 million of Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. As of July 30, 2009, no amounts remain available under this authorization.

Stock Price Performance Graph

The graph below matches Scholastic Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies that includes: The McGraw-Hill Companies, Pearson PLC and John Wiley & Sons Inc. The graph tracks the performance of a $100 investment in the Corporation’s Common Stock, in the peer group and in the index (with the reinvestment of all dividends) from June 1, 2004 to May 31, 2009.

Comparison of 5 Year Cumulative Total Return
Among Scholastic Corporation, The NASDAQ Composite Index
And A Peer Group

$100 invested on 6/1/04 in stock or index-including reinvestment of dividends.

Fiscal year ended May 31,

	2004	2005	2006	2007	2008	2009

Scholastic Corporation	$100.00	$132.86	$93.20	$112.50	$110.13	$70.62
NASDAQ Composite Index	100.00	104.91	113.08	136.66	132.60	92.61
Peer Group	100.00	109.90	128.29	175.51	121.79	94.72

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 | Selected Financial Data

(Amounts in millions, except per share data)

For fiscal years ended May 31,

	2009	2008	2007	2006	2005

Statement of Operations Data:
Total revenues	$1,849.3	$2,159.1	$1,870.6	$2,004.6	$1,778.8
Cost of goods sold(1)	868.8	1,035.9	871.4	982.9	850.1
Selling, general and administrative expenses(2)	790.1	832.0	759.3	788.0	719.3
Bad debt expense(3)	15.8	8.6	11.1	12.0	7.9
Depreciation and amortization(4)	60.7	62.2	61.4	60.6	59.3
Severance(5)	26.5	7.0	14.3	12.6	10.3
Goodwill impairment charge(6)	17.0	—	—	—	—
Operating income	70.4	213.4	153.1	148.5	131.9
Other income(7)	0.7	2.6	—	—	—
Interest expense, net	23.0	29.8	30.9	32.4	35.7
(Loss) gain on investments(8)	(13.5)	—	3.0	—	—
Earnings from continuing operations	13.2	117.3	82.7	77.7	63.2
(Loss) gain from discontinued operations, net of tax	(27.5)	(134.5)	(21.8)	(9.1)	(59.9)
Net (loss) income	(14.3)	(17.2)	60.9	68.6	3.3

Share Information:
Earnings from continuing operations:
Basic	$0.35	$3.03	$1.95	$1.87	$1.58
Diluted	$0.35	$2.99	$1.92	$1.84	$1.55
(Loss) gain from discontinued operations:
Basic	$(0.74)	$(3.47)	$(0.52)	$(0.22)	$(1.50)
Diluted	$(0.73)	$(3.43)	$(0.50)	$(0.21)	$(1.47)
Net (loss) income:
Basic	$(0.39)	$(0.44)	$1.43	$1.65	$0.08
Diluted	$(0.38)	$(0.44)	$1.42	$1.63	$0.08
Weighted average shares outstanding – basic	37.2	38.7	42.5	41.6	40.0
Weighted average shares outstanding – diluted	37.4	39.2	43.0	42.2	40.8
Dividends declared per share	$0.30	$—	$—	$—	$—

Balance Sheet Data:
Working Capital	$412.4	$475.9	$502.8	$390.0	$564.5
Cash and cash equivalents	143.6	116.1	19.8	199.4	104.4
Total assets	1,608.8	1,761.6	1,816.7	1,991.2	1,870.4
Long-term debt (excluding capital leases)	250.0	295.1	173.4	173.2	476.5
Total debt	303.7	349.7	239.6	502.4	501.4
Long-term capital lease obligations	54.5	56.7	59.8	61.4	63.4
Total capital lease obligations	57.9	61.6	65.3	68.9	74.4
Total stockholders’ equity	785.0	873.1	1,068.0	988.3	876.1

(1)	In fiscal 2006, the Company recorded pre-tax costs of $3.2, related to the write-down of certain print reference set assets.

(2)	In fiscal 2009, the Company recorded a pre-tax charge of $1.4 related to fixed asset impairments.

(3)	In fiscal 2006, the Company recorded pre-tax bad debt expense of $2.9, associated with the bankruptcy of a for-profit educational services customer.

(4)	In fiscal 2008, the Company recorded a pre-tax charge of $3.8, related to the impairment of certain intangible assets and prepublication costs.

(5)

In fiscal 2009, the Company recorded pre-tax severance expense of $18.1, which was primarily related to the Company’s previously announced voluntary retirement program and a workforce reduction program.

(6)	In fiscal 2009, the Company recorded a pre-tax $17.0 goodwill impairment charge attributable to the Company’s UK operations.

(7)

In fiscal 2008, the Company recorded a pre-tax gain on note repurchases of $2.1 and a pre-tax currency gain on settlement of a loan of $1.4, partially offset by $0.9 of pre-tax expense from an early termination of one of the Company’s subleases.

(8)

In fiscal 2009, the Company recorded a pre-tax loss on investments of $13.5 related to investments in the United Kingdom. In fiscal 2007, the Company sold its remaining portion of an equity investment, resulting in a pre-tax gain of $3.0.

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

Overview and Outlook

Fiscal 2009 revenues from continuing operations decreased 14.3% from fiscal 2008 to $1.8 billion. This decrease in revenues was primarily attributable to the prior year’s release of Harry Potter and the Deathly Hallows, the seventh and final book in the series, as well as a fiscal 2009 $62.5 million unfavorable exchange rate impact.

Operating income from continuing operations decreased in fiscal 2009 to $70.4 million from $213.4 million in fiscal 2008 primarily due to the higher revenues in the prior year resulting from the release of Harry Potter and the Deathly Hallows.

During fiscal 2008, the Company determined to sell or shut down its domestic, Canadian and UK continuities businesses, and intends to sell the Maumelle Facility and the Danbury Facility. During fiscal 2009, the Company also ceased its operations in Argentina and Mexico, its door-to-door selling operations in Puerto Rico as well as its continuities business in Australia and New Zealand and its corporate book fairs business, and closed its Scarsdale, NY store. The Company also sold a trade magazine. Additionally, the Company sold a non-core market research business and a non-core on-line resource for teachers business and intends to sell a Spanish language book channel. All of the above businesses are classified as discontinued operations in the Company’s financial statements.

The Company’s goal for fiscal 2010 is to add $30 million to $70 million in operating income to its base, as well as to achieve a 9% operating margin if it is successful in reaching the high end of this range. The Company intends to focus on the following sources of profit improvement: 1) profit growth in the Children’s Book Publishing and Distribution segment driven by improved gross margins from pricing adjustments, consolidated purchasing and publishing, higher online orders from parents in Book Clubs and continued revenue per fair growth in Book Fairs, 2) revenue growth and increased profitability in the Educational Publishing segment principally from incremental sales as a result of the Federal American Recovery and Reinvestment Act legislation, and 3) continued cost reductions and operational improvements, in addition to the fully annualized benefit of salary reductions in fiscal 2009.

Critical Accounting Policies and Estimates

General:

The Company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable; sales returns; amortization periods; stock-based compensation expense; pension and other post-retirement obligations; tax rates; and recoverability of inventories, deferred income taxes and tax reserves, fixed assets, prepublication costs, and royalty advances, and the fair value of goodwill and other intangibles.

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

School-Based Book Fairs – Revenues associated with school-based book fairs are related to sales of product. Book fairs are typically run by schools and/or parent teacher organizations over a five business-day period. At the end of reporting periods, the Company defers revenue for those fairs that have not been completed as of the period end based on the number of fair days occurring after period end on a straight-line calculation of the full fair’s revenue.

Trade – Revenue from the sale of children’s books for distribution in the retail channel is primarily recognized when risks and benefits transfer to the customer, which generally is at the time of shipment, or when the product is on sale and available to the public. A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns. Actual returns could differ from the Company’s estimate. A one percentage point change in the estimated reserve for returns rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2009 of approximately $2.3 million. A reserve for estimated bad debts is established at the time of sale and is based on the aging of accounts receivable held by the Company’s third party administrator. While the Company uses a third party to invoice and collect for shipments made, the Company bears the majority of the responsibility in the case of uncollectible accounts.

Educational Publishing – For shipments to schools revenue is recognized when risks and benefits transfer to the customer. Shipments to depositories are on consignment and revenue is recognized based on actual shipments from the depositories to the schools. For certain software-based products, the Company offers new customers installation and training and, in such cases, revenue is recognized as services are provided or over the life of the contract.

Toy Catalog – Revenue from the sale of children’s toys to the home through catalogs is recognized when risks and benefits transfer to the customer, which is generally at the time of shipment. A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns. Actual returns could differ from the Company’s estimate.

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

Scholastic In-School Marketing – Revenue is recognized when the Company has satisfied its obligations under the program and the customer has acknowledged acceptance of the product or service. Certain revenues may be deferred pending future deliverables.

Cash equivalents:

Cash equivalents consist of short-term investments with original maturities of three months or less.

Accounts receivable:

Accounts receivable are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for returns are based on historical return rates and sales patterns. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging and prior collection experience to estimate the ultimate collectability of these receivables. A one percentage point change in the estimated bad debt reserve rates, which are applied to the accounts receivable aging, would have resulted in an increase or decrease in operating income for the year ended May 31, 2009 of approximately $2.5 million.

Inventories:

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates and sales patterns of its products. The impact of a one percentage point change in the obsolescence reserve would have resulted in an increase or decrease in operating income for the year ended May 31, 2009 of approximately $4.1 million.

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

Royalty advances:

Royalty advances are capitalized and expensed as related revenues are earned or when future recovery appears doubtful. The Company records a reserve for the recoverability of its outstanding advances to authors based primarily upon historical earndown experience, and for unpublished titles based upon the likelihood of publication.

Goodwill and intangible assets:

Goodwill and other intangible assets with indefinite lives are not amortized and are reviewed for impairment annually or more frequently if impairment indicators arise.

With regard to goodwill, the Company compares the estimated fair value of its identified reporting units to the carrying value of the net assets. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the units, in addition to comparisons to similar companies.

With regard to other intangibles with indefinite lives, the Company determines the fair value by asset, which is then compared to its carrying value. The estimated fair value is determined utilizing the expected present value of the projected future cash flows of the asset. Intangible assets with definite lives consist principally of customer lists, covenants not to compete, and certain other intellectual property assets and are amortized over their expected useful lives. Customer lists are amortized on a straight-line basis over a five-year period, while covenants not to compete are amortized on a straight-line basis over their contractual term. Other intellectual property assets are amortized over their remaining useful lives which range primarily from three to five years.

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

Pension obligations – Scholastic Corporation and certain of its subsidiaries have defined benefit pension plans covering the majority of their employees who meet certain eligibility requirements. The Company’s pension plans and other post-retirement benefits are accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In September 2006, the Financial Accounting Standards Board (the “FASB”) released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106, and 132” (“SFAS No. 158”).

On May 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, which required the Company to recognize the funded status of its pension plans in its May 31, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of taxes.

The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses (gains) and unrecognized prior service costs under the Company’s pension plans and other post-retirement benefits at May 31, 2007. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts, or in the period in which curtailments occur. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost or net periodic post-retirement benefit cost in the same periods will be recognized as a component of comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost or net periodic post-retirement benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income (loss) at the adoption of SFAS No. 158.

The incremental effect of adopting the provisions of SFAS No. 158 on the Company’s consolidated balance sheet at May 31, 2007 was a reduction in stockholders’ equity of $15.7 million, net of tax. The adoption of SFAS No. 158 had no effect on the Company’s results of operations or cash flows for the year ended May 31, 2007, or for any prior period presented, and it did not and will not have any effect on the Company’s results of operations or cash flows in periods after May 31, 2007. The Company adopted the measurement provision requirements of SFAS No. 158 effective May 31, 2008. The adoption of the measurement provision of SFAS No. 158 did not have any effect on the Company’s results of operations or cash flows for the year ended May 31, 2009 and will not have any effect on the Company’s results of operations or cash flows in the periods after May 31, 2009.

The Company’s pension calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost. A one percentage point change in the discount rate and expected long-term return on plan assets would have resulted in an increase or decrease in operating income for the year ended May 31, 2009 of approximately $0.3 million and $1.1 million, respectively. Pension benefits in the cash balance plan for employees located in the United States are based on formulas in which the employees’ balances are credited monthly with interest based on the average rate for one-year United States Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment periods.

Other post-retirement benefits – Scholastic Corporation provides post-retirement benefits, consisting of healthcare and life insurance benefits, to retired United States-based employees. The post-retirement medical plan benefits are funded on a pay-as-you-go basis, with the Company paying a portion of the premium and the employee paying the remainder. The Company follows SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” in calculating the existing benefit obligation, which is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the service and interest cost components of net periodic post-retirement benefit cost. The assumed health care cost trend rate is used in the measurement of the long-term expected increase in medical claims. A one percentage point change in the discount rate and the medical cost trend rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2009 of approximately $0.1 million and $0.2 million, respectively.

Stock-based compensation – On June 1, 2006, the Company adopted SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS No. 123R using the modified-prospective application method and, accordingly, recognizes compensation cost for stock-based compensation for all new or modified grants after the date of adoption. In addition, the Company recognizes the unvested portion of the grant-date fair value of awards granted prior to the adoption based on the fair values previously calculated for disclosure purposes. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model requires management to make significant judgments and estimates. The use of different assumptions and estimates in the Black-Scholes option-pricing model could have a material impact on the estimated fair value of option grants and the related expense. The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term is determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield is based on actual dividends paid or to be paid by the Company. When calculating expected stock price volatility, the Company utilizes the information for the preceding ten-year period.

Discontinued Operations – SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires the calculation of estimated fair value less cost to sell of long-lived assets for assets held for sale. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections; excess working capital levels; real estate values; and the anticipated costs involved in the selling process. The Company recognizes operations as discontinued when the operations have either ceased, or are expected to be disposed of in a sale transaction in the near term, the operations and cash flows of all discontinued operations have been eliminated, or will be eliminated upon consummation of the expected sale transaction, and the Company will not have any significant continuing involvement in the discontinued operations subsequent to the expected sale transaction.

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

In assessing the need for a valuation allowance, the Company estimates future taxable earnings, with consideration for the feasibility of on-going tax planning strategies and the realizability of tax benefit carryforwards, to determine which deferred tax assets are more likely than not to be realized in the future. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. In the event that actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance.

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

Results of Operations

(Amounts in millions, except per share data)

For fiscal years ended May 31,

	2009		2008		2007

	$	%(1)	$	%(1)	$	%(1)

Revenues:
Children’s Book Publishing and Distribution	913.5	49.4	1,161.4	53.8	928.2	49.6
Educational Publishing	384.2	20.8	407.1	18.9	406.2	21.7
Media, Licensing and Advertising	152.6	8.2	140.8	6.5	148.7	8.0
International	399.0	21.6	449.8	20.8	387.5	20.7

Total revenues	1,849.3	100.0	2,159.1	100.0	1,870.6	100.0

Cost of goods sold (exclusive of depreciation)	868.8	47.0	1,035.9	48.0	871.4	46.6

Selling, general and administrative expenses(3)	790.1	42.7	832.0	38.5	759.3	40.5
Bad debt expense	15.8	0.9	8.6	0.4	11.1	0.6
Depreciation and amortization(2)	60.7	3.3	62.2	2.9	61.4	3.3
Severance(3)	26.5	1.4	7.0	0.3	14.3	0.8
Goodwill impairment charge(3)	17.0	0.9	—	—	—	—

Operating income	70.4	3.8	213.4	9.9	153.1	8.2
Other income(4)	0.7	—	2.6	0.1	—	—
Interest income	1.2	0.1	3.1	0.1	2.5	0.1
Interest expense	24.2	1.3	32.9	1.5	33.4	1.8
(Loss) gain on investments(3)	(13.5)	(0.7)	—	—	3.0	0.2
Earnings from continuing operations before income taxes	34.6	1.9	186.2	8.6	125.2	6.7

Earnings from continuing operations	13.2	0.7	117.3	5.4	82.7	4.4
Loss from discontinued operations, net of tax	(27.5)	(1.5)	(134.5)	(6.2)	(21.8)	(1.2)

Net (loss) income	(14.3)	(0.8)	(17.2)	(0.8)	60.9	3.2

Earnings (loss) per share:
Basic:
Earnings from continuing operations	$0.35		$3.03		$1.95
Loss from discontinued operations	$(0.74)		$(3.47)		$(0.52)
Net (loss) income	$(0.39)		$(0.44)		$1.43
Diluted:
Earnings from continuing operations	$0.35		$2.99		$1.92
Loss from discontinued operations	$(0.73)		$(3.43)		$(0.50)
Net (loss) income	$(0.38)		$(0.44)		$1.42

(1)	Represents percentage of total revenues.

(2)	In fiscal 2008, the Company recorded a pre-tax $3.8 charge for the impairment of certain intangible assets and prepublication costs.

(3)

In fiscal 2009, the Company recorded a pre-tax $17.0 goodwill impairment charge related to the Company’s UK operations and a pre-tax $13.5 loss on investments in the UK and a pre-tax loss on fixed asset impairments of $1.4. The Company also recorded a pre-tax severance charge of $18.1, which was primarily related to the Company’s previously announced voluntary retirement program and a workforce reduction program. In fiscal 2007, the Company sold its remaining portion of an equity investment and recorded a pre-tax $3.0 gain.

(4)

In fiscal 2008, the Company recorded a pre-tax gain on note repurchases of $2.1 and a currency gain pre-tax on settlement of a loan of $1.4, partially offset by $0.9 of pre-tax expense from early termination of a sublease.

Results of Operations – Consolidated

Revenues for fiscal 2009 from continuing operations decreased 14.3%, or by $309.8 million, to $1,849.3 million, as compared to $2,159.1 million in fiscal 2008. This decrease was principally related to $247.9 million in lower revenues from the Children’s Book Publishing and Distribution segment primarily due to the prior year release of Harry Potter and the Deathly Hallows, the seventh and final book in the series, and $50.8 million in lower revenues from the International segment, which included a $62.5 million negative impact of foreign currency exchange rates. Revenues for fiscal 2008 increased 15.4%, or by $288.5 million, as compared to $1,870.6 million in fiscal 2007. This increase related principally to $233.2 million in higher revenues from the Children’s Book Publishing and Distribution segment, primarily due to the fiscal 2008 release of Harry Potter and the Deathly Hallows, and an increase in the International segment of $62.3 million, which included a $39.6 million favorable impact of foreign currency exchange rates.

Cost of goods sold for fiscal 2009 decreased to $868.8 million, or 47.0% of revenues, compared to $1,035.9 million, or 48.0% of revenues, in the prior fiscal year. This decrease was primarily due to higher costs related to the Harry Potter release in fiscal 2008. In fiscal 2008, Cost of goods sold increased from $871.4 million, or 46.6% of revenues, in fiscal 2007, primarily due to the Harry Potter release in fiscal 2008.

Selling, general and administrative expenses for fiscal 2009 decreased to $790.1 million from $832.0 million in fiscal 2008, primarily due to lower employee costs related to previously announced cost reduction plans as well as prior year expenses due to the Harry Potter release not incurred in the current year. In fiscal 2008, Selling, general and administrative expenses increased by $72.7 million from $759.3 million in the prior fiscal year principally due to costs related to the Harry Potter release in July 2007, higher employee related expenses and planned investments in the sales and service organizations in the Educational Publishing segment. Selling, general and administrative expenses in fiscal 2009 included benefits from the curtailment of the Company’s domestic pension and post-retirement plans, that were mostly offset by higher one time benefit expenses. As a percentage of revenue, Selling, general and administrative expenses were 42.7% in fiscal 2009, 38.5% in fiscal 2008 and 40.5% in fiscal 2007, with the lower levels in fiscal 2008 primarily due to the revenue benefits of the Harry Potter release without a corresponding increase in related expense.

Bad debt expense for fiscal 2009 increased by $7.2 million to $15.8 million, compared to $8.6 million in fiscal 2008, primarily due to increases in bad debt reserves in the Children’s Book Publishing and Distribution and Educational Publishing segments of $4.3 million and $2.5 million, respectively. In fiscal 2008, Bad debt expense decreased by $2.5 million as compared to $11.1 million in fiscal 2007.

Severance expense for fiscal 2009 increased by $19.5 million to $26.5 million, compared to $7.0 million in fiscal 2008, primarily due to expenses incurred related to previously announced cost reduction programs. In fiscal 2008, Severance expense decreased by $7.3 million as compared to $14.3 million in fiscal 2007.

In fiscal 2009, the Company recorded a non-cash charge for impairment of goodwill in its UK business of $17.0 million.

The resulting operating income for fiscal 2009 decreased by $143.0 million, or 67.0%, to $70.4 million, as compared to $213.4 million in the prior fiscal year. This decrease reflects lower operating income of $85.3 million and $35.0 million from the Children’s Book Publishing and Distribution and International segments, respectively, as compared to the prior fiscal year. In fiscal 2008, operating income increased by $60.3 million, or 39.4%, compared to $153.1 million in the prior fiscal year.

Interest expense for fiscal 2009 decreased to $24.2 million, as compared to $32.9 million in fiscal 2008 and $33.4 million in fiscal 2007, driven by lower borrowing levels and favorable interest rates.

In fiscal 2009, the Company recorded non-cash unrealized losses on investments in a UK book distribution business and related entities of $13.5 million. In fiscal 2007, the Company sold its remaining portion of an equity investment, resulting in a pre-tax gain of $3.0 million.

The Company’s provision for income taxes with respect to continuing operations resulted in an effective tax rate of 61.8%, 37.0% and 33.9% for fiscal 2009, 2008 and 2007, respectively. The Company’s effective tax rate for fiscal year 2009 exceeds statutory rates as a result of net operating losses experienced in foreign operations, primarily in the United Kingdom, for which the Company does not expect to realize future tax benefits.

Earnings from continuing operations decreased by $104.1 million to $13.2 million in fiscal 2009, from $117.3 million in fiscal 2008, which increased by $34.6 million from $82.7 million in fiscal 2007. The basic and diluted earnings from continuing operations per share of Class A Stock and Common Stock were $0.35 in fiscal 2009, $3.03 and $2.99, respectively, in fiscal 2008, and $1.95 and $1.92, respectively, in fiscal 2007.

Loss from discontinued operations, net of tax decreased to $27.5 million in fiscal 2009 as compared to $134.5 million in fiscal 2008 and $21.8 million in fiscal 2007. The higher amount in fiscal 2008 was substantially due to the write-down of certain assets associated with the decision to sell the domestic, Canadian and UK continuities businesses.

The resulting net loss for fiscal 2009 was $14.3 million, or $0.39 and $0.38 per basic and diluted share, respectively, as compared to a net loss of $17.2 million, or $0.44 per basic and diluted share, in the prior fiscal year. Net income in fiscal 2007 was $60.9 million, or $1.43 and $1.42 per basic and diluted share, respectively. The weighted average shares of Class A Stock and Common Stock outstanding, which is used to calculate earnings or loss per share, were lower in fiscal 2009 and fiscal 2008 as compared to fiscal 2007 primarily due to an accelerated share repurchase agreement entered into by the Corporation on June 1, 2007 (the “ASR”), as more fully discussed in Note 10 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”.

Results of Operations – Segments

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

($ amounts in millions)

	2009	2008	2007

Revenues	$913.5	$1,161.4	$928.2
Operating income	89.7	175.0	104.8

Operating margin	9.8%	15.1%	11.3%

Revenues in the Children’s Book Publishing and Distribution segment accounted for 49.4% of the Company’s revenues in fiscal 2009, 53.8% in fiscal 2008 and 49.6% in fiscal 2007. In fiscal 2009, segment revenues decreased by $247.9 million, or 21.3%, to $913.5 million from $1,161.4 million in the prior fiscal year. This decrease was primarily due to lower revenues in the Company’s trade business, which declined by $235.2 million compared to the prior fiscal year, which reflected the release of Harry Potter and the Deathly Hallows in July 2007. In fiscal 2008, segment revenues increased by $233.2 million, or 25.1%, from $928.2 million in fiscal 2007. This increase was principally attributable to higher revenues of $245.1 million in the Company’s trade business with the release of the seventh book in the Harry Potter series.

Revenues from school book fairs accounted for 43.7% of segment revenues in fiscal 2009, compared to 34.9% in fiscal 2008 and 42.4% in fiscal 2007. In fiscal 2009, school book fair revenues decreased by $6.2 million, or 1.5%, to $399.5 million compared to $405.7 million in fiscal 2008, primarily due to lower revenues from clearance sales and lower fair count, partially offset by higher revenue per fair. In fiscal 2008, school book fair revenues increased by 3.0%, or $12.0 million, from $393.7 million in fiscal 2007.

Revenues from school book clubs accounted for 36.2% of segment revenues in fiscal 2009, compared to 29.0% in fiscal 2008 and 38.9% in fiscal 2007. In fiscal 2009, school book club revenues decreased by $6.5 million, or 1.9%, to $330.2 million as compared to $336.7 million in fiscal 2008, primarily due to lower revenue per order partially offset by an increase in order volume. In fiscal 2008, school book clubs revenues declined by 6.6%, or $23.9 million, as compared to $360.6 million in fiscal 2007, principally due to the elimination of certain less profitable mailings.

The trade distribution channel accounted for 20.1% of segment revenues in fiscal 2009, compared to 36.1% in fiscal 2008 and 18.7% in fiscal 2007. Trade revenues decreased by $235.2 million to $183.8 million in fiscal 2009, compared to $419.0 million in fiscal 2008, due to the unprecedented success of Harry Potter and the Deathly Hallows, in the prior year partially offset by the fiscal 2009 release of The Tales of Beedle the Bard, which does not have a correlating impact on operating income as profits from The Tales of Beedle the Bard benefit charity. In fiscal 2008, trade revenues increased by $245.1 million from $173.9 million in fiscal 2007, due to higher Harry Potter revenues. Trade revenues for Harry Potter, including The Tales of Beedle the Bard, were approximately $35 million, $270 million and $20 million in fiscal 2009, 2008 and 2007, respectively.

Segment operating income in fiscal 2009 declined by $85.3 million, or 48.7%, to $89.7 million, compared to $175.0 million in fiscal 2008. This decline was largely driven by the lower operating results in the Company’s trade business related to the prior year’s release of Harry Potter and the Deathly Hallows. Operating results were relatively flat in school book fairs as improved cost controls substantially offset the decline in revenues.

In fiscal 2008, segment operating income improved by $70.2 million, or 67.0%, from $104.8 million in fiscal 2007. The improvement was principally due to better operating results in the trade business, driven by the higher Harry Potter revenues.

EDUCATIONAL PUBLISHING

($ amounts in millions)

	2009	2008	2007

Revenues	$384.2	$407.1	$406.2
Operating income	55.8	65.9	77.8

Operating margin	14.5%	16.2%	19.2%

Revenues in the Educational Publishing segment accounted for 20.8% of the Company’s revenues in fiscal 2009, 18.9% in fiscal 2008 and 21.7% in fiscal 2007. In fiscal 2009, segment revenues decreased by $22.9 million, or 5.6%, to $384.2 million, compared to $407.1 million in the prior year. This decrease was principally driven by lower sales of READ180 in the first quarter of fiscal 2009 and lower school classroom and library revenues. Revenues from these markets were negatively impacted by a reduction in available public funding during fiscal year 2009. Technology and related services revenues in fiscal 2009 decreased by $13.0 million, or 8.2%, to $146.5 million from $159.5 in the prior fiscal year. In fiscal 2008, segment revenues slightly increased by $0.9 million from $406.2 million in fiscal 2007.

In fiscal 2009, segment operating income decreased by $10.1 million, or 15.3%, to $55.8 million, as compared to $65.9 million in the prior fiscal year, primarily due to lower revenues and a non-cash charge for fixed assets impairment of $1.4 million, partially offset by lower selling expenses. In fiscal 2008, segment operating income decreased by $11.9 million, or 15.3%, from $77.8 million in fiscal 2007, due to investments in the sales force.

MEDIA, LICENSING AND ADVERTISING

($ amounts in millions)

	2009	2008	2007

Revenues	$152.6	$140.8	$148.7
Operating income	12.1	7.3	13.1

Operating margin	7.9%	5.2%	8.8%

Revenues in the Media, Licensing and Advertising segment accounted for 8.2% of the Company’s revenues in fiscal 2009, 6.5% in fiscal 2008 and 8.0% in fiscal 2007. In fiscal 2009, segment revenues increased by $11.8 million, or 8.4%, to $152.6 million from $140.8 million in fiscal 2008, primarily due to higher revenues from sales of software and interactive products, higher revenues in the custom publishing business and higher production revenues. In fiscal 2008, segment revenues decreased by $7.9 million, or 5.3%, from $148.7 million in fiscal 2007, primarily due to lower revenues from sales of software and interactive products and a decline in television programming revenues.

Segment operating income in fiscal 2009 increased by $4.8 million to $12.1 million from $7.3 million in fiscal 2008 driven by the aforementioned revenue increases. In fiscal 2008, segment operating income decreased $5.8 million from $13.1 million in fiscal 2007.

INTERNATIONAL

($ amounts in millions)

	2009	2008	2007

Revenues	$399.0	$449.8	$387.5
Operating income	7.3	42.3	35.4

Operating margin	1.8%	9.4%	9.1%

Revenues in the International segment accounted for 21.6% of the Company’s revenues in fiscal 2009, 20.8% in fiscal 2008 and 20.7% in fiscal 2007. In fiscal 2009, segment revenues decreased by $50.8 million, or 11.3%, to $399.0 million from $449.8 million in the prior fiscal year. This decrease was due to the unfavorable impact of foreign currency exchange rates of $62.5 million, and a revenue decline in the United Kingdom of $11.6 million, partially offset by revenue growth in Australia and Canada of $13.5 million and $8.0 million, respectively. In fiscal 2008, segment revenues increased by $62.3 million, or 16.1%, from $387.5 million in fiscal 2007 primarily due to the favorable impact of foreign currency exchange rates of $39.6 million, as well as revenue growth in the United Kingdom and Australia of $10.1 million and $6.9 million, respectively.

Segment operating income in fiscal 2009 decreased by $35.0 million, to $7.3 million, as compared to $42.3 million in the prior fiscal year, primarily due to lower operating income in the United Kingdom, including a non-cash charge for impairment of goodwill of $17.0 million as well as the unfavorable impact of foreign currency exchange rates of $12.1 million. In fiscal 2008, segment operating income increased by $6.9 million, or 19.5%, from $35.4 million primarily due to the favorable impact of foreign currency exchange rates.

Liquidity and Capital Resources

The Company’s cash and cash equivalents, including the cash of the discontinued operations, totaled $143.6 million at May 31, 2009, compared to $120.4 million at May 31, 2008 and $22.8 million at May 31, 2007. The $23.2 million increase from May 31, 2008 to May 31, 2009 was primarily due to strong cash from operations and net proceeds from the sale of a non-core market research business, partially offset by debt reduction and reacquisition of common stock. The $97.6 million increase from May 31, 2007 to May 31, 2008 was primarily due to higher Harry Potter revenues in fiscal 2008.

Net cash provided by operating activities decreased by $117.9 million to $188.6 million in fiscal 2009 compared to $306.5 million in fiscal 2008. This decrease was related to the decline in earnings from continuing operations, excluding non cash items, of $60.8 million which was primarily attributable to the prior year’s release of Harry Potter and the Deathly Hallows as well as net tax refunds due to the realization of deferred tax assets. In addition, the working capital changes that had a negative effect on cash flows occurred in accounts receivable, which accounted for $21.2 million of the decrease and accrued royalties, related to the timing of royalty payments, which accounted for $13.6 million of the decrease, as well as $16.2 related to Accounts payable and other accrued expenses. The Company did not pay federal income taxes in fiscal 2009 due to its recognition of certain deferred tax assets. The Company expects to be a federal tax payer in the future.

Net cash used in investing activities decreased by $50.0 million to $73.4 million for the fiscal year ended May 31, 2009 from $123.4 million in the prior fiscal year. This decrease was primarily due to $33.0 million in proceeds received from sale of businesses and reduced spending of $11.1 million for property, plant and equipment.

Net cash used in financing activities increased by $11.9 million to $86.3 million in fiscal 2009 as compared to $74.4 million in fiscal 2008. The increase in the use of cash reflects fewer proceeds pursuant to stock-based compensation plans of $35.3 million as well as greater repayments of the term loan totaling $21.4 million and dividend payments of $8.4 million. These financing cash uses were partially offset by fewer net repayments under lines of credit of $57.2 million. Fiscal 2008 experienced an increase in debt offset by substantial share repurchases.

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

The Company’s operating philosophy is to use cash provided from operating activities to create value by paying down debt, to reinvest in existing businesses and, from time to time, to make acquisitions that will complement its portfolio of businesses and to engage in shareholder enhancement initiatives, such as share purchases or dividend declarations. The Company believes that funds generated by its operations and funds available under its current credit facilities will be sufficient to finance its short- and long-term capital requirements.

Despite the current economic conditions, the Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund on-going operations, including pension contributions, dividends, authorized common share repurchases, debt service, planned capital expenditures and other investments. As of May 31, 2009, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $143.6 million, cash from operations, and borrowings remaining available under the Revolving Loan (as described under “Financing” below) totaling $325.0 million. Approximately 54% of the Company’s outstanding debt is not due until fiscal 2013, and the remaining 46% is spread ratably over each preceding period. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its on-going operating needs, as well as its financing and investing activities.

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

The following table summarizes, as of May 31, 2009, the Company’s contractual cash obligations by future period (see Notes 4 and 5 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

	Payments Due by Period

Contractual Obligations(2)	1 Year or Less	Years 2-3	Years 4-5	After Year 5	Total

Minimum print quantities	$39.3	$81.2	$84.7	$277.0	$482.2
Royalty advances	3.7	2.2	0.4	—	6.3
Lines of credit and short-term debt	10.9	—	—	—	10.9
Capital leases(1)	8.6	11.6	11.3	201.3	232.8
Debt(1)	51.2	102.4	172.8	—	326.4
Pension and post-retirement plans	16.4	32.9	27.0	68.1	144.4
Operating leases	36.4	55.3	38.7	58.0	188.4

Total	$166.5	$285.6	$334.9	$604.4	$1,391.4

(1)	Includes principal and interest.

(2)	Obligations for income tax uncertainties pursuant to FIN 48 of approximately $33.6 are not included in the table.

Financing

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) elected to replace the Company’s then-existing credit facilities with a new $525.0 million credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 million revolving credit component (the “Revolving Loan”) and a $200.0 million amortizing term loan component (the “Term Loan”). The Loan Agreement is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2012. The $325.0 million Revolving Loan component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0 million. The $200.0 million Term Loan component was established in order to fund the reacquisition by the Corporation of shares of its Common Stock pursuant to an Accelerated Share Repurchase Agreement (as more fully described in Note 10 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”) and was fully drawn on June 28, 2007 in connection with that transaction. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7 million, with the first payment made on December 31, 2007, and a final payment of $7.4 million due on June 1, 2012. Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing Federal Funds rate plus 0.500% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based on the Company’s prevailing consolidated debt to total capital ratio. As of May 31, 2009 and 2008, the applicable margin on the Term Loan was 0.875 % and the applicable margin on the Revolving Loan was 0.700%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at May 31, 2009 and 2008 was 0.175%. As of May 31, 2008, $178.6 million was outstanding under the Term Loan at an interest rate of 3.8%. There was no outstanding borrowings under the Revolving Loan as of May 31, 2008. As of May 31, 2009, $135.8 million was outstanding under the Term Loan at an interest rate of 1.2%. There were no outstanding borrowings under the Revolving Loan as of May 31, 2009. As of May 31, 2009, there was $0.5 million of outstanding standby letters of credit issued under the Loan Agreement. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at May 31, 2009 the Company was in compliance with these covenants.

In May 2009 and during the fourth quarter of fiscal 2008, the Company entered into unsecured money market bid rate credit lines totaling $20.0 million and $50.0 million, respectively. There were no outstanding borrowings under these credit lines at May 31, 2009 and May 31, 2008. On March 20, 2009, the Company’s aggregate credit lines available under these facilities were reduced to $20 million, resulting from a lender’s cancellation of its $25.0 million line. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term, agreed to at the time each loan is made but not to exceed 180 days for fiscal 2009 and 364 days for fiscal 2008. These credit lines are typically available for loans up to 180 days in fiscal 2009 and 364 days in fiscal 2008, and may be renewed, if requested by the Company, at the sole option of the lender.

As of May 31, 2009, the Company also had various local currency credit lines, with maximum available borrowings in amounts equivalent to $40.4 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $10.9 million at May 31, 2009 at a weighted average interest rate of 3.3% as compared to the equivalent of $11.8 million at May 31, 2008 at a weighted average interest rate of 6.4%. In December 2008, the Company recapitalized its United Kingdom operations via a cash contribution from the Company’s domestic operations, due to the cancellation of the local currency credit line in the United Kingdom.

At May 31, 2009, the Company had open standby letters of credit of $7.4 million issued under certain credit lines, as compared to $8.4 million as of May 31, 2008. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

The Company’s total debt obligations were $303.7 million at May 31, 2009 and $349.7 million at May 31, 2008. The lower level of debt at May 31, 2009 compared to the level at May 31, 2008 was primarily due to repayments made on the Term Loan and repurchases of the Company’s 5% Notes on the open market.

For a more complete description of the Company’s debt obligations, see Note 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

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

The Company adopted SFAS 157 beginning June 1, 2008, except for non financial assets and liabilities measured at fair value on a non-recurring basis, which will be effective for the Company June 1, 2009. The impact of the adoption on June 1, 2008 was not material to the Company’s consolidated financial statements. The Company is currently evaluating the impact that the adoption of the deferred portion of SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the presentation requirements of SFAS 157 at May 31, 2009 consisted of cash and cash equivalents and foreign currency forward contracts. The foreign currency forward contracts were not material as of the reporting date. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”), which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities and requires them to be included in the computation of earnings per share, pursuant to the two-class method described in SFAS No. 128, “Earnings per Share.” FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. It requires all prior period earnings per share data presented to be adjusted retrospectively. The adoption of FSP EITF 03-6-1 did not materially impact the disclosures of historical earnings per share.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, i.e., whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 168, “Accounting Standards Codification” (“SFAS 168”), which will become the source of authoritative U.S. generally accepted accounting principles or “GAAP.” Rules and interpretive releases of the Securities and Exchange Commission or “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and applies to financial statements of nongovernmental entities that are presented in conformity with GAAP.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 48% of the Company’s debt at May 31, 2009 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 53% at May 31, 2008. The decrease in variable-rate debt as of May 31, 2009 compared to May 31, 2008 was primarily due to repayments made on the Term Loan and the repurchase of 5% Notes on the open market. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of May 31, 2009 (see Note 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

						$ amounts in millions

							Fair Value as of May 31, 2009

	Fiscal Year Maturity
	2010	2011	2012	2013	Thereafter	Total

Debt Obligations
Lines of credit and short-term debt	$10.9	$—	$—	$—	$—	$10.9	$10.9
Average interest rate	3.3%
Long-term debt, including Current portion:
Fixed-rate debt	$—	$—	$—	$158.0	$—	$158.0	$129.6
Average interest rate				5.0%
Variable-rate debt	$42.8	$42.8	$42.8	7.4 (1)	$—	135.8	$135.8
Interest rate(2)	1.2%	1.2%	1.2%	1.2%

(1)	Represents the final payment under the Term Loan, which has a final maturity of June 1, 2012 but may be repaid at any time.

(2)	Represents the interest rate under the Term Loan at May 31, 2009; the interest rate is subject to change over the life of the Term Loan.

Item 8 | Consolidated Financial Statements and Supplementary Data

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Statements of Operations

	(Amounts in millions, except per share data) For fiscal years ended May 31,

	2009	2008	2007

Revenues	$1,849.3	$2,159.1	$1,870.6
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation)	868.8	1,035.9	871.4
Selling, general and administrative expenses	790.1	832.0	759.3
Bad debt expense	15.8	8.6	11.1
Depreciation and amortization	60.7	62.2	61.4
Severance	26.5	7.0	14.3
Goodwill impairment charge	17.0	—	—

Total operating costs and expenses	1,778.9	1,945.7	1,717.5

Operating income	70.4	213.4	153.1
Other income	0.7	2.6	—
Interest income	1.2	3.1	2.5
Interest expense	24.2	32.9	33.4
(Loss) gain on investments	(13.5)	—	3.0

Earnings from continuing operations before income taxes	34.6	186.2	125.2
Provision for income taxes	21.4	68.9	42.5

Earnings from continuing operations	13.2	117.3	82.7

Loss from discontinued operations, net of tax	(27.5)	(134.5)	(21.8)

Net (loss) income	$(14.3)	$(17.2)	$60.9

Basic and diluted earnings (loss) per share of Class A and Common Stock

Basic:
Earnings from continuing operations	$0.35	$3.03	$1.95
Loss from discontinued operations	$(0.74)	$(3.47)	$(0.52)
Net (loss) income	$(0.39)	$(0.44)	$1.43
Diluted:
Earnings from continuing operations	$0.35	$2.99	$1.92
Loss from discontinued operations	$(0.73)	$(3.43)	$(0.50)
Net (loss) income	$(0.38)	$(0.44)	$1.42
Dividends declared per share	$0.30	—	—

See accompanying notes

Consolidated Balance Sheets

ASSETS	2009	2008

Current Assets:
Cash and cash equivalents	$143.6	$116.1
Accounts receivable (less allowance for doubtful accounts of $15.2 at May 31, 2009 and $14.2 at May 31, 2008)	197.4	202.8
Inventories	344.8	358.9
Deferred income taxes	62.7	116.9
Prepaid expenses and other current assets	40.3	58.7
Current assets of discontinued operations	31.0	64.5

Total current assets	819.8	917.9

Property, Plant and Equipment
Land	10.6	10.7
Buildings	92.0	96.3
Capitalized software	199.1	188.8
Furniture, fixtures and equipment	249.7	281.5
Leasehold improvements	179.6	178.2

	731.0	755.5

Less accumulated depreciation and amortization	(415.6)	(416.9)

Net property, plant and equipment	315.4	338.6

Other Assets and Deferred Charges:
Prepublication costs	121.5	110.6
Royalty advances (less allowance for reserves of $72.6 at May 31, 2009 and $64.0 at May 31, 2008)	41.5	48.4
Production costs	6.0	4.9
Goodwill	157.0	164.4
Other intangibles	46.8	47.4
Other assets and deferred charges	100.8	101.0
Noncurrent assets of discontinued operations	—	28.4

Total other assets and deferred charges	473.6	505.1

Total assets	$1,608.8	$1,761.6

See accompanying notes

(Amounts in millions, except share data)
Balances at May 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2009	2008

Current Liabilities:
Lines of credit and current portion of long-term debt	$53.7	$54.6
Capital lease obligations	3.4	4.9
Accounts payable	128.2	108.7
Accrued royalties	41.7	45.5
Deferred revenue	34.2	35.4
Other accrued expenses	138.9	171.0
Current liabilities of discontinued operations	7.3	21.9

Total current liabilities	407.4	442.0

Noncurrent Liabilities:
Long-term debt	250.0	295.1
Capital lease obligations	54.5	56.7
Other noncurrent liabilities	111.9	94.7

Total noncurrent liabilities	416.4	446.5

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value Authorized - 2,000,000; Issued - None	—	—
Class A Stock, $.01 par value Authorized - 4,000,000; Issued and Outstanding 1,656,200 shares
Common Stock, $.01 par value Authorized - 70,000,000 shares; Issued - 42,911,624; Outstanding - 34,740,275 (42,882,304 shares Issued and 36,444,518 Outstanding at May 31, 2008)	0.4	0.4
Additional paid-in capital	552.9	539.1
Accumulated other comprehensive loss	(77.1)	(34.7)
Retained earnings	562.8	588.3
Treasury stock at cost	(254.0)	(220.0)

Total stockholders’ equity	785.0	873.1

Total liabilities and stockholders’ equity	$1,608.8	$1,761.6

Consolidated Statements of Changes in Stockholders’
Equity and Comprehensive Income (Loss)

					Additional
	Class A Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance at May 31, 2006	1,656,200	$0.0	40,282,246	$0.4	$458.7
Comprehensive income:
Net income
Other comprehensive income, net:
Foreign currency translation adjustment
Minimum pension liability adjustment (net of tax of $1.2)
Total other comprehensive income
Total comprehensive income
Adoption of SFAS No. 158, net of tax $(8.5)
Stock-based compensation (SFAS No. 123R)			22,148	0.0	1.6
Proceeds from issuance of common stock pursuant to employee stock-based plans			1,117,727	0.0	26.8
Tax benefit realized from employee stock-based plans					3.2

Balance at May 31, 2007	1,656,200	$0.0	41,422,121	$0.4	$490.3
Comprehensive loss:
Net loss
Other comprehensive loss, net:
Foreign currency translation adjustment
Pension and postretirement adjustments recognized in accordance with SFAS 158 (net of tax of $(1.2))
Total other comprehensive loss
Total comprehensive loss
Stock-based compensation (SFAS No. 123R)					7.0
Adoption of FIN 48
Proceeds from issuance of common stock pursuant to employee stock-based plans			1,460,183	0.0	37.6
Tax benefit realized from employee stock-based plans					4.2
Purchases of treasury stock at cost			(6,437,786)

Balance at May 31, 2008	1,656,200	$0.0	36,444,518	$0.4	$539.1
Comprehensive loss:
Net loss
Other comprehensive loss, net:
Foreign currency translation adjustment
Pension and postretirement adjustments recognized in accordance with SFAS 158 (net of tax of $(3.4))
Total other comprehensive loss
Total comprehensive loss
Stock-based compensation (SFAS No. 123R)					11.6
Proceeds from issuance of common stock pursuant to employee stock-based plans			234,446		2.2
Purchases of treasury stock at cost			(1,938,689)
Dividends

Balance at May 31, 2009	1,656,200	$0.0	34,740,275	$0.4	$552.9

See accompanying notes

	Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock At Cost	Total Stockholders’ Equity

Balance at May 31, 2006	$(1.6)	$(20.1)	$550.9	$0.0	$988.3
Comprehensive income:
Net income			60.9		60.9
Other comprehensive income, net:
Foreign currency translation adjustment		(1.0)			(1.0)
Minimum pension liability adjustment (net of tax of $(1.2))		2.3			2.3

Total other comprehensive income					1.3

Total comprehensive income					62.2
Adoption of SFAS No. 158, net of tax $(8.5)		(15.7)			(15.7)
Stock-based compensation (SFAS No. 123R)	1.6				3.2
Proceeds from issuance of common stock pursuant to employee stock-based plans					26.8
Tax benefit realized from employee stock-based plans					3.2

Balance at May 31, 2007	$0.0	$(34.5)	$611.8	$0.0	$1,068.0
Comprehensive loss:
Net loss			(17.2)		(17.2)
Other comprehensive loss, net:
Foreign currency translation adjustment		1.9			1.9
Pension and postretirement adjustments recognized in accordance with SFAS 158 (net of tax of $(1.2))		(2.1)			(2.1)

Total other comprehensive loss					(0.2)

Total comprehensive loss					(17.4)
Stock-based compensation (SFAS No. 123R)					7.0
Adoption of FIN 48			(6.3)		(6.3)
Proceeds from issuance of common stock pursuant to employee stock-based plans					37.6
Tax benefit realized from employee stock-based plans					4.2
Purchases of treasury stock at cost				(220.0)	(220.0)

Balance at May 31, 2008	$0.0	$(34.7)	$588.3	$(220.0)	$873.1
Comprehensive loss:
Net loss			(14.3)		(14.3)
Other comprehensive loss, net:
Foreign currency translation adjustment		(30.3)			(30.3)
Pension and postretirement adjustments recognized in accordance with SFAS 158 (net of tax of $(3.4))		(12.1)			(12.1)

Total other comprehensive loss					(42.4)

Total comprehensive loss					(56.7)
Stock-based compensation (SFAS No. 123R)					11.6
Proceeds from issuance of common stock pursuant to employee stock-based plans					2.2
Purchases of treasury stock at cost				(34.0)	(34.0)
Dividends			(11.2)		(11.2)

Balance at May 31, 2009	$0.0	$(77.1)	562.8	$(254.0)	$785.0

Consolidated Statements of Cash Flows

(Amounts in millions)
Years ended May 31,

	2009	2008	2007

Cash flows provided by operating activities:
Net (loss) income	$(14.3)	$(17.2)	$60.9
Loss from discontinued operations, net of tax	(27.5)	(134.5)	(21.8)

Earnings from continuing operations	13.2	117.3	82.7
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities of continuing operations:
Provision for losses on accounts receivable and other reserves	56.8	43.7	42.2
Amortization of prepublication and production costs	44.8	46.1	55.1
Depreciation and amortization	60.7	62.2	61.4
Deferred income taxes	38.7	14.4	4.2
Non cash write off related to asset impairment	17.0	—	—
Unrealized loss on investment	13.5	—	—
Changes in assets and liabilities:
Accounts receivable	(17.7)	3.5	(13.3)
Inventories	(25.8)	(17.9)	(14.1)
Prepaid expenses and other current assets	7.3	10.0	(5.9)
Deferred promotion costs	0.3	0.2	—
Royalty advances	(6.6)	(5.0)	(8.8)
Accounts payable and other accrued expenses	(2.7)	13.5	(25.7)
Accrued royalties	(2.5)	11.1	2.1
Deferred revenue	(0.5)	12.5	2.3
Pension and postretirement liability	(4.4)	(7.3)	17.3
Other net	13.5	11.0	0.9

Total adjustments	192.4	198.0	117.7

Net cash provided by operating activities of continuing operations	205.6	315.3	200.4
Net cash used in operating activities of discontinued operations	(17.0)	(8.8)	(20.9)

Net cash provided by operating activities	188.6	306.5	179.5
Cash flows used in investing activities:
Prepublication expenditures	(52.9)	(54.3)	(42.9)
Additions to property, plant and equipment	(45.1)	(56.2)	(47.2)
Net proceeds from sale of businesses	33.0	—	—
Production expenditures	(4.9)	(4.5)	(5.5)
Repayment of loan from investee	6.0	6.2	5.6
Loan to investee	(4.4)	(6.1)	(7.7)
Acquisition related payments	(4.4)	(2.6)	(7.3)
Other	0.1	—	6.2

Net cash used in investing activities of continuing operations	(72.6)	(117.5)	(98.8)
Net cash used in investing activities of discontinued operations	(0.8)	(5.9)	(8.3)

Net cash used in investing activities	(73.4)	(123.4)	(107.1)
Cash flows used in financing activities:
Borrowings under credit agreement and revolving loan	220.3	190.0	349.0
Repayment of credit agreement and revolving loan	(220.3)	(190.0)	(349.0)
Borrowings under term loan	—	200.0	—
Repayment of term loan	(42.8)	(21.4)	—
Repurchase of 5.00% notes	(2.1)	(12.4)	—
Repurchase of 5.75% notes	—	—	(294.0)
Borrowings under lines of credit	465.0	470.9	270.0
Repayment under lines of credit	(461.4)	(524.5)	(238.6)
Repayment of capital lease obligations	(4.9)	(5.5)	(7.5)
Reacquisition of common stock	(34.0)	(220.0)	—
Proceeds pursuant to stock-based compensation plans	2.3	37.6	26.8
Payment of dividends	(8.4)	—	—
Other	—	0.9	(0.6)

Net cash used in financing activities of continuing operations	(86.3)	(74.4)	(243.9)
Net cash used in financing activities	(86.3)	(74.4)	(243.9)
Effect of exchange rate changes on cash and cash equivalents	(5.7)	(11.1)	(11.0)

Net increase (decrease) in cash and cash equivalents	23.2	97.6	(182.5)
Cash and cash equivalents at beginning of period, including cash of discontinued operations of $4.3, $3.0 and $5.9 at June 1, 2008, 2007 and 2006, respectively	120.4	22.8	205.3
Cash and cash equivalents at end of period, including cash of discontinued operations of $0.0, $4.3 and $3.0 at May 31, 2009, 2008 and 2007, respectively	$143.6	$120.4	$22.8

See accompanying notes

Consolidated Statements of Cash Flows

(Amounts in millions)
Years ended May 31,

	2009	2008	2007

Supplemental Information:
Income taxes (refunds) payments, net	$(5.3)	$45.9	$24.7
Interest paid	15.3	33.1	28.1
Non-cash investing and financing activities: Capital leases	0.1	1.9	2.6

See accompanying notes

Notes to Consolidated Financial Statements

(Amounts in millions, except share and per share data)

1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the business

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is a global children’s publishing, education and media company. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading and learning. The Company is the world’s largest publisher and distributor of children’s books and a leading developer of educational technology products. Scholastic also creates quality educational and entertainment materials and products for use in school and at home, including magazines, children’s reference and non-fiction materials, teacher materials, television programming, film, videos and toys. The Company is a leading operator of school-based book clubs and book fairs in the United States. It distributes its products and services through these proprietary channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. In addition to its operations in the United States, Scholastic has long-established operations in Canada, the United Kingdom, Australia, New Zealand and portions of Asia and newer operations in China, India and Ireland and, through its export business, sells products in over 140 countries.

Basis of presentation

Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. Certain prior period presentations have been modified to reflect current period presentations.

Discontinued Operations

As more fully described in Note 2, “Discontinued Operations,” during fiscal 2008, the Company determined to sell or shut down its domestic, Canadian and UK continuities businesses, and intends to sell a related warehousing and distribution facility located in Maumelle, Arkansas (the “Maumelle Facility”) and an office and distribution facility in Danbury, Connecticut (the “Danbury Facility”). During fiscal 2009, the Company also ceased its operations in Argentina and Mexico, its door-to-door selling operations in Puerto Rico as well as its continuities business in Australia and New Zealand and its corporate book fairs business, and closed its Scarsdale, NY store. The Company also sold a trade magazine. Additionally, the Company sold a non-core market research business and a non-core on-line resource for teachers business and intends to sell a Spanish language book channel. All of the above businesses are classified as discontinued operations in the Company’s financial statements.

Use of estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable; sales returns; amortization periods; stock-

based compensation expense; pension and other post-retirement obligations; tax rates; and recoverability of inventories, deferred income taxes and tax reserves, fixed assets, prepublication costs, and royalty advances, and the fair value of goodwill and other intangibles. In addition, for a description of the significant assumptions and estimates used by management in connection with discontinued operations, see Note 2, “Discontinued Operations.”

Summary of Significant Accounting Policies

Revenue recognition

The Company’s revenue recognition policies for its principal businesses are as follows:

School-Based Book Clubs – Revenue from school-based book clubs is recognized upon shipment of the products.

School-Based Book Fairs – Revenues associated with school-based book fairs are related to sales of product. Book fairs are typically run by schools and/or parent teacher organizations over a five business day period. At the end of reporting periods, the Company defers revenue for those fairs that have not been completed as of the period end based on the number of fair days occurring after period end on a straight-line calculation of the full fair’s revenue.

Trade – Revenue from the sale of children’s books for distribution in the retail channel is primarily recognized when risks and benefits transfer to the customer, which generally is at the time of shipment, or when the product is on sale and available to the public. A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns. A reserve for estimated bad debts is established at the time of sale and is based on the aging of accounts receivable held by the Company’s third party administrator. While the Company uses a third party to invoice and collect for shipments made, the Company bears the majority of the responsibility in the case of uncollectible accounts.

Educational Publishing – For shipments to schools revenue is recognized when risks and benefits transfer to the customer. Shipments to depositories are on consignment and revenue is recognized based on actual shipments from the depositories to the schools. For certain software-based products, the Company offers new customers installation and training and, in such cases, revenue is recognized as services are provided.

Toy Catalog – Revenue from the sale of children’s toys to the home through catalogs is recognized when risks and benefits transfer to the customer, which generally is at the time of shipment. A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns.

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

Scholastic In-School Marketing – Revenue is recognized when the Company has satisfied its obligations under the program and the customer has acknowledged acceptance of the product or service. Certain revenues may be deferred pending future deliverables.

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

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are recorded on a straight-line basis, over estimated useful lives. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Capitalized software is depreciated over a period of three to seven years. Capitalized software, net of accumulated amortization, was $69.6 and $76.7 as of May 31, 2009 and May 31, 2008, respectively. Amortization expense for capitalized software was $25.2, $21.1 and $22.4 for the fiscal years ended May 31, 2009, 2008 and 2007, respectively. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. Interest is capitalized on major construction projects based on the outstanding construction-in-progress balance for the period and the average borrowing rate during the period. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives.

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

Royalty advances

Royalty advances are capitalized and expensed as related revenues are earned or when future recovery appears doubtful. The Company records a reserve for the recoverability of its outstanding advances to authors based primarily upon historical earndown experience, and for unpublished titles based upon the likelihood of publication.

Goodwill and intangible assets

Goodwill and other intangible assets with indefinite lives are not amortized and are reviewed for impairment annually or more frequently if impairment indicators arise.

With regard to goodwill, the Company compares the estimated fair value of its identified reporting units to the carrying value of the net assets. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the units, in addition to comparisons to similar companies. The Company reviews its definition of reporting units annually.

With regard to other intangibles with indefinite lives, the Company determines the fair value by asset, which is then compared to its carrying value. The estimated fair value is determined utilizing the expected present value of the projected future cash flows of the asset. Intangible assets with definite lives consist principally of customer lists, covenants not to compete, and certain other intellectual property assets and are amortized over their expected useful lives. Customer lists are amortized on a straight-line basis over a five-year period, while covenants not to compete are amortized on a straight-line basis over their contractual term. Other intellectual property assets are amortized over their remaining useful lives which range primarily from three to five years.

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

In assessing the need for a valuation allowance, the Company estimates future taxable earnings, with consideration for the feasibility of on-going tax planning strategies and the realizability of tax benefit carryforwards, to determine which deferred tax assets are more likely than not to be realized in the future. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. In the event that actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance.

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

Pension obligations – Scholastic Corporation and certain of its subsidiaries have defined benefit pension plans covering the majority of their employees who meet certain eligibility requirements. The Company’s pension plans and other post-retirement benefits are accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions.” In September 2006, the Financial Accounting Standards Board (the “FASB”) released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of SFAS No. 87, 88, 106, and 132(R) “ (“SFAS No. 158”). On May 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, which required the Company to recognize the funded status of its pension plans in its May 31, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of taxes.

The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses (gains) and unrecognized prior service costs under the Company’s pension plans and other post-retirement benefits. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts, or as changes to the plan result in curtailments causing current period recognition. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost or net periodic post-retirement benefit cost in the same periods will be recognized as a component of comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost or net periodic post-retirement benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income (loss) at the adoption of SFAS No. 158.

The incremental effect of adopting the provisions of SFAS No. 158 on the Company’s consolidated balance sheet at May 31, 2007 was a reduction in stockholders’ equity of $15.7, net of tax. The adoption of SFAS No. 158 had no effect on the Company’s results of operations or cash flows for the year ended May 31, 2007, or for any prior period presented, and it did not and will not have any effect on the Company’s results of operations or cash flows in periods after May 31, 2007. The Company adopted the measurement provision requirements of SFAS No. 158 effective May 31, 2008.

The adoption of the measurement provision of SFAS No. 158 did not have any effect on the Company’s results of operations or cash flows for the year ended May 31, 2008 and did not have any effect on the Company’s results of operations or cash flows in the periods after May 31, 2008.

The Company’s pension calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets, and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost. Pension benefits in the cash balance plan for employees located in the United States are based on formulas in which the employees’ balances are credited monthly with interest based on the average rate for one-year United States Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment periods.

Other post-retirement benefits – Scholastic Corporation provides post-retirement benefits, consisting of healthcare and life insurance benefits, to retired United States-based employees. The post-retirement medical plan benefits are funded on a pay-as-you-go basis, with the Company paying a portion of the premium and the employee paying the remainder. The Company follows SFAS No. 106, “Employers’ Accounting for Post retirement Benefits Other than Pensions,” in calculating the existing benefit obligation, which is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the service and interest cost components of net periodic post-retirement benefit cost. The assumed health care cost trend rate is used in the measurement of the long-term expected increase in medical claims.

Foreign currency translation

The Company’s non-United States dollar-denominated assets and liabilities are translated into United States dollars at prevailing rates at the balance sheet date and the revenues, costs and expenses are translated at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of the foreign financial statements and the effect of exchange rate changes on long-term intercompany balances are accumulated and charged directly to the foreign currency translation adjustment component of stockholders’ equity until such time that the operations are substantially liquidated or sold. The Company does not expect to repatriate earnings from foreign corporate subsidiaries and therefore does not provide for taxes on cumulative translation adjustments within stockholders’ equity.

Shipping and handling costs

Amounts billed to customers for shipping and handling are classified as revenue. Costs incurred in shipping and handling are recognized in cost of goods sold.

Earnings per share

Basic earnings per share is based on the weighted average shares of Class A Stock and Common Stock outstanding. Diluted earnings per share is based on the weighted average shares of Class A Stock and Common Stock outstanding adjusted for the impact of potentially dilutive securities outstanding. The dilutive impact of options outstanding is calculated using the treasury stock method, which treats the options as if they were exercised at the beginning of the period, adjusted for Common Stock assumed to be repurchased with the proceeds and tax benefit realized upon exercise. Any potentially dilutive security is excluded from the computation of diluted earnings per share for any period in which it has an anti-dilutive effect. Options that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled: 6,198,855 at May 31, 2009, 2,770,635 at May 31, 2008 and 3,311,436 at May 31, 2007.

Discontinued Operations

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires the calculation of estimated fair value less cost to sell of long-lived assets for assets held for sale. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections; excess working capital levels; real estate values; and the anticipated costs involved in the selling process. The Company recognizes operations as discontinued when the operations have either ceased, or are expected to be disposed of in a sale transaction in the near term, the operations and cash flows of all discontinued operations have been eliminated, or will be eliminated upon consummation of the expected sale transaction, and the Company will not have any significant continuing involvement in the discontinued operations subsequent to the expected sale transaction.

Stock-based compensation

The Company adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”) as of June 1, 2006, using the modified prospective method. SFAS No. 123R requires the Company to recognize the cost of employee and director services received in exchange for any stock-based awards. Under SFAS No. 123R, the Company recognizes compensation expense on a straight-line basis over an award’s requisite service period, which is generally the vesting period, based on the award’s fair value at the date of grant.

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

The table set forth below provides the estimated fair value of options granted during fiscal years 2009, 2008 and 2007 and the significant weighted average assumptions used in determining the fair value for options granted by the Company under the Black-Scholes option pricing model. The expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the option grantees. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant corresponding to the expected life. The volatility was estimated based on historical volatility corresponding to the expected life.

	2009	2008	2007

Estimated fair value of stock options granted	$9.51	$13.05	$12.22
Assumptions:
Expected dividend yield	0.7%	0.0%	0.0%
Expected stock price volatility	34.3%	31.2%	32.9%
Risk-free interest rate	3.4%	3.9%	4.7%
Expected life of options	6 years	6 years	6 years

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

The Company adopted SFAS 157 beginning June 1, 2008, except for non financial assets and liabilities measured at fair value on a non-recurring basis, which will be effective for the Company June 1, 2009. The impact of the adoption on June 1, 2008 was not material to the Company’s consolidated financial statements. The Company is currently evaluating the impact that the adoption of the deferred portion of

SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the presentation requirements of SFAS 157 at May 31, 2009 consisted of cash and cash equivalents and foreign currency forward contracts. The foreign currency forward contracts were not material as of the reporting date. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”), which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities and requires them to be included in the computation of earnings per share, pursuant to the two-class method described in SFAS No. 128, “Earnings per Share.” FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. It requires all prior period earnings per-share data presented to be adjusted retrospectively. The adoption of FSP EITF 03-6-1 did not materially impact the disclosures of historical earnings per share.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, i.e., whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 168, “Accounting Standards Codification” (“SFAS 168”), which will become the source of authoritative U.S. generally accepted accounting principles or “GAAP.” Rules and interpretive releases of the Securities and Exchange Commission or “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and applies to financial statements of nongovernmental entities that are presented in conformity with GAAP.

2. DISCONTINUED OPERATIONS

During fiscal 2008, the Company determined to sell or shut down its domestic, Canadian and UK continuities businesses, and intends to sell a related warehousing and distribution facility located in Maumelle, Arkansas (the “Maumelle Facility”) and an office and distribution facility in Danbury, Connecticut (the “Danbury Facility”). During fiscal 2009, the Company also ceased its operations in Argentina and Mexico, its door-to-door selling operations in Puerto Rico as well as its continuities business in Australia and New Zealand and its corporate book fairs business, and closed its Scarsdale, NY store. The Company also sold a trade magazine. Additionally, the Company sold a non-core market research business and a non-core online resource for teachers business and intends to sell a Spanish language book channel.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of operations for the aforementioned operations are presented in the Company’s Condensed Consolidated Financial Statements as discontinued operations. SFAS 144 requires adjustments to the carrying value of assets held for sale if the carrying value exceeds their estimated fair value less cost to sell. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections and the discount rate and terminal values developed in connection with the discounted cash flow; excess working capital levels; real estate fair values; and the anticipated costs involved in the selling process. The Company prepared separate financial statements reflecting the discontinued operations presentation, which required management to make significant judgments and estimates for purposes of allocating to the discontinued operations certain operating expenses, such as warehousing and distribution expenses, as well as assets, liabilities and other balance sheet items, including accounts payable and certain noncurrent liabilities. The following table summarizes the operating results of the discontinued operations for the fiscal years ended May 31:

	2009	2008	2007

Revenues	$74.2	$253.6	$308.6
Gain on sale	32.0	—	—
Non-cash impairment charge
and loss on operations	62.2	206.6	29.4
Loss before income taxes	30.2	206.6	29.4
Income tax benefit (expense)	2.7	72.1	7.6

Loss from discontinued operations, net of tax	$27.5	$134.5	$21.8

The following table sets forth the assets and liabilities of the discontinued operations included in the Condensed Consolidated Balance Sheets of the Company as of May 31:

	2009	2008

Accounts Receivable, net	$13.6	$33.1
Inventories, net	0.8	15.9
Other assets	16.6	15.5

Current assets of discontinued operations	$31.0	$64.5

Noncurrent assets of discontinued operations	—	28.4

Accounts payable	2.2	9.1
Accrued expenses and other current liabilities	5.1	12.8

Current liabilities of discontinued operations	$7.3	$21.9

3. SEGMENT INFORMATION

The Company categorizes its businesses into four reportable segments: Children’s Book Publishing and Distribution; Educational Publishing; Media, Licensing and Advertising (which collectively represent the Company’s domestic operations); and International.

•

Children’s Book Publishing and Distribution operates as an integrated business which includes the publication and distribution of children’s books in the United States through school-based book clubs and book fairs and the trade channel. This segment is comprised of three operating segments.

•

Educational Publishing includes the production and/or publication and distribution to schools and libraries of educational technology products, curriculum materials, children’s books, classroom magazines and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States. This segment is comprised of two operating segments.

•

Media, Licensing and Advertising includes the production and/or distribution of media, merchandising and advertising revenue, including sponsorship programs and consumer promotions. This segment is comprised of three operating segments.

•

International includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses. This segment is comprised of two operating segments.

The following table sets forth information for the three fiscal years ended May 31 for the Company’s segments:

	Children’s Book Publishing and Distribution(1)	Educational Publishing(1)	Media, Licensing and Advertising(1)	Overhead(1)(2)	Total Domestic	International(1)	Total

2009

Revenues	$913.5	$384.2	$152.6	$0.0	$1,450.3	$399.0	$1,849.3
Bad debts	10.0	1.6	0.3	0.0	11.9	3.9	15.8
Depreciation and amortization(3)	16.3	3.8	1.0	33.8	54.9	5.8	60.7
Amortization(4)	12.3	22.5	7.9	0.0	42.7	2.1	44.8
Royalty advances expensed	26.3	1.7	0.6	0.0	28.6	3.6	32.2
Segment profit/(loss)	89.7	55.8	12.1	(94.5)	63.1	7.3	70.4
Segment assets	560.7	331.2	59.4	373.6	1,324.9	252.9	1,577.8
Goodwill	54.3	88.4	5.8	0.0	148.5	8.5	157.0
Expenditures for long-lived assets	48.5	37.7	12.3	25.0	123.5	10.0	133.5
Long-lived assets	186.9	206.3	27.2	221.9	642.3	73.0	715.3

2008

Revenues	$1,161.4	$407.1	$140.8	$0.0	$1,709.3	$449.8	$2,159.1
Bad debts	5.7	(0.9)	0.6	0.0	5.4	3.2	8.6
Depreciation and amortization(3)	18.1	3.2	1.4	32.6	55.3	6.9	62.2
Amortization(4)	12.4	24.6	6.8	0.0	43.8	2.3	46.1
Royalty advances expensed	23.2	1.2	0.6	0.0	25.0	3.8	28.8
Segment profit/(loss)	175.0	65.9	7.3	(77.1)	171.1	42.3	213.4
Segment assets	538.8	333.8	59.7	430.6	1,362.9	305.8	1,668.7
Goodwill	38.2	89.0	5.8	0.0	133.0	31.4	164.4
Expenditures for long-lived assets	55.7	36.0	14.0	22.4	128.1	16.5	144.6
Long-lived assets	179.8	200.5	26.3	230.1	636.7	117.7	754.4

2007

Revenues	$928.2	$406.2	$148.7	$0.0	$1,483.1	$387.5	$1,870.6
Bad debts	4.9	1.0	1.7	0.0	7.6	3.5	11.1
Depreciation and amortization(3)	16.0	4.0	2.3	31.9	54.2	7.2	61.4
Amortization(4)	13.8	28.3	11.1	0.0	53.2	1.9	55.1
Royalty advances expensed	19.5	1.4	1.1	0.0	22.0	3.0	25.0
Segment profit/(loss)	104.8	77.8	13.1	(78.0)	117.7	35.4	153.1
Segment assets	464.6	328.8	55.5	388.5	1,237.4	284.6	1,522.0
Goodwill	38.2	90.2	5.8	0.0	134.2	31.3	165.5
Expenditures for long-lived assets	54.5	34.2	11.2	20.9	120.8	12.3	133.1
Long-lived assets	176.8	196.9	23.6	240.3	637.6	111.3	748.9

(1)

During fiscal 2008, the Company determined to sell or shut down its domestic, Canadian and UK continuities businesses, and intends to sell the Maumelle Facility and the Danbury Facility. During fiscal 2009, the Company also ceased its operations in Argentina and Mexico, its door-to-door selling operations in Puerto Rico, as well as its continuities business in Australia and New Zealand and its corporate book fairs business, and closed its Scarsdale, NY store. The Company also sold a trade magazine. Additionally, the Company sold a non-core market research business and a non-core on-line resource for teachers business and intends to sell a Spanish language book channel. All of the above businesses are classified as discontinued operations in the Company’s financial statements and, as such, are not reflected in this table.

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

(3)	Includes depreciation of property, plant and equipment and amortization of intangible assets, but excludes amortization of promotion costs.

(4)	Includes amortization of prepublication costs and production costs, but excludes amortization of promotion costs.

4. DEBT

The following table summarizes debt as of May 31:

	Carrying Value	Fair Value	Carrying Value	Fair Value

	2009		2008

Lines of credit	$10.9	$10.9	$11.8	$11.8
Loan Agreement:
Revolving Loan	—	—	—	—
Term Loan	135.8	135.8	178.6	178.6
5% Notes due 2013, net of discount	157.0	129.6	159.3	134.8

Total debt	303.7	276.3	349.7	325.2
Less lines of credit, short-term debt and current portion of long-term debt	(53.7)	(53.7)	(54.6)	(54.6)

Total long-term debt	$250.0	$222.6	$295.1	$270.6

Short-term debt’s carrying value approximates fair value. Fair value of the Loan Agreement approximates its carrying value due to its variable interest rate. Fair values of the Notes were estimated based on market quotes, where available, or dealer quotes.

The following table sets forth the maturities of the carrying values of the Company’s debt obligations as of May 31, 2009 for fiscal years ended May 31:

2010	$53.7
2011	42.8
2012	42.8
2013	164.4
Thereafter	—

Total debt	$303.7

Loan Agreement

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) elected to replace the Company’s then-existing credit facilities with a new $525.0 credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 revolving credit component (the “Revolving Loan”) and a $200.0 amortizing term loan component (the “Term Loan”). The Loan Agreement is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2012. The $325.0 Revolving Loan component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0. The $200.0 Term Loan component was established in order to fund the reacquisition by the Corporation of shares of its Common Stock pursuant to an Accelerated Share Repurchase Agreement (see Note 10, “Treasury Stock”) and was fully drawn on June 28, 2007 in connection with that transaction. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7, with the first payment on December 31, 2007, and a final payment of $7.4 due on June 1, 2012. Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing Federal Funds rate plus 0.500% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based on the Company’s prevailing consolidated debt to total capital ratio. As of May 31, 2009 and 2008, the applicable margin on the Term Loan was 0.875% and the applicable margin on the Revolving Loan was 0.700%. The Loan Agreement also provides for a payment of a facility fee ranging from 0.125% to 0.25% per annum on the Revolving Loan only, which at May 31, 2009 and 2008 was 0.175%. As of May 31, 2008, $178.6 was outstanding under the Term Loan at an interest rate of 3.8%. There were no outstanding borrowings under the Revolving Loan as of May 31, 2008. As of May 31, 2009, $135.8 was outstanding under the Term Loan at an interest rate of 1.2%. There were no outstanding borrowings under the Revolving Loan as of May 31, 2009. As of May 31, 2009, standby letters of credit outstanding under the Loan Agreement totaled $0.5. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at May 31, 2009 the Company was in compliance with these covenants.

5% Notes due 2013

In April 2003, Scholastic Corporation issued $175.0 of 5% Notes (the “5% Notes”). The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year through maturity. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption. In fiscal year 2009, the Company repurchased an additional $2.5 of the 5% Notes on the open market, while $14.5 was repurchased in fiscal year 2008. On June 29, 2009, the Company repurchased $5.0 of the 5% Notes on the open market.

Lines of Credit

In May 2009 and during the fourth quarter of fiscal 2008, the Company entered into unsecured money market bid rate credit lines totaling $20.0 and $50.0, respectively. There were no outstanding borrowings under these credit lines at May 31, 2009 and May 31, 2008. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 180 days for fiscal 2009 and 364 days for fiscal 2008 and may be renewed, if requested by the Company, at the sole option of the lender.

As of May 31, 2009, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $40.4, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $10.9 at May 31, 2009 at a weighted average interest rate of 3.3%, as compared to the equivalent of $11.8 at May 31, 2008 at a weighted average interest rate of 6.4%.

5. COMMITMENTS AND CONTINGENCIES

Lease obligations

The Company leases warehouse space, office space and equipment under various capital and operating leases over periods ranging from one to forty years. Certain of these leases provide for scheduled rent increases based on price-level factors. The Company generally does not enter into leases that call for contingent rent. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rent expense relating to the Company’s non-cancelable operating leases for the three fiscal years ended May 31, 2009, 2008 and 2007 was $45.3, $45.9 and $44.1, respectively.

The Company was obligated under capital leases covering land, buildings and equipment in the amount of $57.9 and $61.6 at May 31, 2009 and 2008, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

The following table sets forth the composition of capital leases reflected as Property, Plant and Equipment in the Consolidated Balance Sheets at May 31:

	2009	2008

Land	$3.5	$3.5
Buildings	39.0	39.0
Equipment	19.0	52.1

	61.5	94.6
Accumulated amortization	(25.3)	(53.0)

Total	$36.2	$41.6

The following table sets forth the aggregate minimum future annual rental commitments at May 31, 2009 under all non-cancelable leases for fiscal years ending May 31:

	Operating Leases	Capital Leases

2010	$36.4	$8.6
2011	30.0	6.0
2012	25.3	5.6
2013	21.6	6.2
2014	17.1	5.1
Thereafter	58.0	201.3

Total minimum lease payments	$188.4	$232.8

Less amount representing interest		174.9

Present value of net minimum capital lease payments		57.9
Less current maturities of capital lease obligations		3.4

Long-term capital lease obligations		$54.5

Other Commitments

The Company had contractual commitments relating to royalty advances at May 31, 2009 totaling $6.3. The aggregate annual commitments for royalty advances are as follows: fiscal 2010 – $3.7; fiscal 2011 – $1.7; fiscal 2012 – $0.5; fiscal 2013 – $0.1; fiscal 2014 – $0.3.

The Company had contractual commitments relating to minimum print quantities at May 31, 2009 totaling $482.2. The annual commitments relating to minimum print quantities are as follows: fiscal 2010 –$39.3; fiscal 2011 – $40.2; fiscal 2012 – $41.0; fiscal 2013 – $41.9; fiscal 2014 – $42.8; thereafter – $277.0.

At May 31, 2009, the Company had open standby letters of credit of $7.4 issued under certain credit lines, as compared to $8.4 as of May 31, 2008. These letters of credit expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

Contingencies

As previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2007 and the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, as amended, the Company is party to certain actions filed by each of Alaska Laborers Employers Retirement Fund and Paul Baicu, which were consolidated on November 8, 2007. On September 25, 2008, the plaintiff sought leave of the Court to file a second amended class action complaint, in order to add allegations relating to the Company’s restatement announced in the Company’s Annual Report on Form 10-K filed on July 30, 2008. The Court thereafter dismissed the Company’s pending motion to dismiss as moot. On October 21, 2008, the plaintiff filed the second amended complaint, and on October 31, 2008, the Company filed a motion to dismiss the second amended complaint, which remains pending. The second amended class action complaint continues to allege securities fraud relating to statements made by the Company concerning its operations and financial results between March 2005 and March 2006 and seeks unspecified compensatory damages. The Company continues to believe that the allegations in such complaint are without merit and is vigorously defending the lawsuit.

In addition to the above suits, various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

6. INVESTMENTS

Included in the Other Assets and Deferred Charges Section of the Company’s Consolidated Balance Sheets were investments of $27.1 and $40.1 at May 31, 2009 and May 31, 2008, respectively.

The Company owns non-controlling interests in a book distribution business and related entities located in the United Kingdom. Results of these operations have been negatively impacted by overall market conditions, and accordingly, the Company has determined that these assets are partially impaired. For the fiscal year ended May 31, 2009, the Company recorded impairments on investments related to these operations of $13.5, reducing the Company’s carrying value of these assets to $9.0.

In fiscal 2007, the Company participated in the organization of a new entity, the Children’s Network Venture LLC (“Children’s Network”) that produces and distributes educational children’s television programming under the name Qubo. Since inception in August 2006, the Company has contributed a total of $5.4 in cash and certain rights to existing television programming to the Children’s Network. The Company’s investment, which consists of a 12.25% equity interest, is accounted for using the equity method of accounting. The net value of this investment at May 31, 2009 was $1.3.

7. GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets with indefinite lives are reviewed for impairment annually or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the fiscal years ended May 31:

	2009	2008

Beginning balance	$164.4	$165.5
Impairment charge	(17.0)	—
Deferred tax adjustment	16.1	—
Purchase adjustment	(0.7)	(1.2)
Currency exchange	(5.8)	0.1

Ending balance	$157.0	$164.4

At February 28, 2009, the total market value of the Company’s outstanding Common and Class A shares was less than the carrying value of the Company’s net assets. Due to the reduced total market value of the Company’s Common Stock, the Company evaluated the goodwill for its reporting units for impairment as of February 28, 2009. The Company employed internally developed discounted cash flow forecasts to determine the fair values of its reporting units, based upon the best available financial data. The Company concluded that goodwill associated with the Company’s United Kingdom operations was impaired as of February 28, 2009, and recognized a goodwill impairment of $17.0. Operating results in the United Kingdom have declined in recent periods. The Company subsequently performed its annual test for goodwill impairment in the fourth quarter of 2009, and determined that no additional goodwill, other than the aforementioned goodwill attributable to the UK operations, is impaired.

The purchase adjustments in fiscal 2009 and 2008 are related to the acquisition of a school consulting and professional development services company in fiscal 2007. The deferred tax adjustment relates to a prior acquisition included in the Children’s Book Publishing and Distribution segment.

The following table summarizes Other intangibles subject to amortization as of May 31:

	2009	2008

Customer lists	$1.0	$1.0
Accumulated amortization	(0.9)	(0.8)

Net customer lists	$0.1	$0.2

Other intangibles	$8.4	$8.4
Accumulated amortization	(5.6)	(5.2)

Net other intangibles	$2.8	$3.2

Total	$2.9	$3.4

Amortization expense for Other intangibles totaled $0.7, $2.5 and $0.2 for the fiscal years ended May 31, 2009, 2008 and 2007, respectively. Amortization expense for these assets is currently estimated to be $0.7, $0.6, $0.6, $0.6 and $0.5 for fiscal years 2010, 2011, 2012, 2013 and 2014, respectively. Intangible assets with definite lives consist principally of customer lists and covenants not to compete. Intangible assets with definite lives are amortized over their estimated useful lives.

The following table summarizes Other intangibles not subject to amortization as of May 31:

	2009	2008

Net carrying value by major class:
Titles	$28.7	$28.7
Trademarks and Other	15.2	15.3

Total	$43.9	$44.0

8. INCOME TAXES

The provisions for income taxes for the fiscal years ended May 31, 2009, 2008 and 2007 are based on earnings from continuing operations before taxes as follows:

	2009	2008	2007

United States	$50.9	$170.4	$107.1
Non-United States	(16.3)	15.8	18.1

Total	$34.6	$186.2	$125.2

The provisions for income taxes attributable to earnings from continuing operations for the fiscal years ended May 31, 2009, 2008 and 2007 consist of the following components:

	2009	2008	2007

Federal
Current	$10.4	$49.4	$18.9
Deferred	2.9	4.3	13.1

	$13.3	$53.7	$32.0

State and local
Current	$1.1	$5.8	$4.3
Deferred	0.3	0.4	(0.3)

	$1.4	$6.2	$4.0

International
Current	$5.5	$9.3	$7.5
Deferred	1.2	(0.3)	(1.0)

	$6.7	$9.0	$6.5

Total
Current	$17.0	$64.5	$30.7
Deferred	4.4	4.4	11.8

	$21.4	$68.9	$42.5

The provisions for income taxes for the fiscal years ended May 31, 2009, 2008 and 2007 differ from the amount of tax determined by applying the federal statutory rate as follows:

	2009	2008	2007

Computed federal statutory provision	$12.1	$65.1	$43.8
State income tax provision, net of federal income tax benefit	1.5	6.2	4.0
Difference in effective tax rates on earnings of foreign subsidiaries	(0.3)	(1.5)	3.0
Charitable contributions	(0.4)	—	(1.0)
Tax credits	—	(2.4)	(4.9)
Valuation allowances	5.1	3.3	—
Other – net	3.4	(1.8)	(2.4)

Total provision for income taxes	$21.4	$68.9	$42.5

Effective tax rates	61.8%	37.0%	33.9%

The undistributed earnings of foreign subsidiaries at May 31, 2009 were $33.2. Any remittance of foreign earnings would not result in any significant additional tax. The Company does not anticipate repatriating amounts permanently invested in foreign wholly-owned subsidiaries.

The following table sets forth the tax effects of items that give rise to deferred tax assets and liabilities at May 31, 2009 and 2008, including deferred tax assets of discontinued operations:

	2009	2008

Net deferred tax assets
Tax uniform capitalization	$22.2	$25.3
Inventory reserves	24.8	34.5
Allowance for doubtful accounts	5.0	18.2
Other reserves	8.6	19.2
Post-retirement, post-employment and pension obligations	21.6	27.4
Tax carryforwards	68.7	19.5
Lease accounting	8.0	8.7
Prepaid expenses	—	0.1
Depreciation and amortization	(50.9)	(7.7)
Other – net	43.5	15.3

Subtotal	151.5	160.5
Valuation allowance	(30.1)	(14.5)

Total net deferred tax assets	$121.4	$146.0

Total net deferred tax assets of $121.4 at May 31, 2009 and $146.0 at May 31, 2008 include $62.7 and $116.9, respectively in Other current assets. Total non current deferred tax assets of $58.7 and $29.1 are reflected in Other noncurrent assets at May 31, 2009 and 2008, respectively.

At May 31, 2009, the Company had a charitable deduction carryforward of $15.9, which expires in various amounts during the fiscal years ending 2010 through 2014, and federal and state operating loss carryforwards of $84.9 and $12.8, respectively, which expire annually in varying amounts if not utilized. The Company also had foreign operating loss carryforwards of $65.8 at May 31, 2009, which either expire at various dates or do not expire.

For the years ended May 31, 2009 and 2008, the valuation allowance increased by $15.6 and $1.5, respectively.

On June 1, 2007, the Company adopted the provisions of FIN 48 which clarify the accounting standards for uncertain income tax positions. As of June 1, 2008, the total amount of unrecognized tax benefits was $33.1 net of $6.7 accrued for interest and penalties. Of this total, approximately $16.2 represents the total amount of unrecognized tax benefits. If recognized, these unrecognized benefits may impact the effective tax rate. The June 1, 2008 balance includes $16.9 of uncertain tax positions where the deductibility is highly certain, but uncertainty exists regarding the timing of such deductions. The disallowance of uncertain tax positions due to timing of deductions would not impact the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of its income tax provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at June 1, 2007	$34.0
Gross decreases of tax positions for prior years	(5.4)
Gross increase in tax positions for current year	4.7
Settlements	—
Lapse of statute of limitation	(0.2)

Gross unrecognized tax benefits at May 31, 2008	$33.1

Gross decreases of tax positions for prior years	(1.2)
Gross increase in tax positions for current year	1.7
Settlements	—
Lapse of statute of limitation	—

Gross unrecognized tax benefits at May 31, 2009	$33.6

The net increases in unrecognized tax benefits in the above table were primarily due to the continuation of prior uncertain tax positions. There were no settlements related to income tax positions and no material positions were completed due to statute of limitations. Factors that could cause the recognition of tax benefits include but are not limited to statutory limitations on audits, the settlement of audits with tax authorities, changes in law and changes in estimates.

The Company, including subsidiaries, files income tax returns in the U.S., various states and various foreign jurisdictions. The Company is routinely audited by various tax authorities. The Company is currently under audit by the Internal Revenue Service for its fiscal years ended May 31, 2004, 2005 and 2006, and is also subject to changes for May 2003. The Company is also currently under audit by both New York State and New York City for its fiscal years ended May 31, 2002, 2003 and 2004. If any of these tax examinations are concluded within the next twelve months, the Company will make any necessary adjustments to its unrecognized tax benefits. It is not practicable to estimate the range of reasonably possible changes to unrecognized tax benefits for the upcoming 12 months due in part to the timing and resolution of outstanding audits.

The total amount of unrecognized tax benefits as of May 31, 2009 was $33.6, net of $8.5 accrued for interest and penalties. Approximately $15.1 of this amount would, if recognized, impact income tax expense and have an impact on the effective income tax rate. The May 31, 2009 balance includes $18.5 of uncertain tax positions where the deductibility is highly certain, but uncertainty exists regarding the timing of such deductions.

9. CAPITAL STOCK AND STOCK-BASED AWARDS

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

At May 31, 2009, there were 1,656,200 shares of Class A Stock and 34,740,275 shares of Common Stock outstanding. At May 31, 2009, there were 1,499,000 shares of Class A Stock authorized for issuance under the Company’s stock-based compensation plans. At May 31, 2009, Scholastic Corporation had reserved for issuance 10,571,322 shares of Common Stock, which includes both shares of Common Stock that were reserved for issuance under the Company’s stock-based compensation plans and the 3,155,200 shares of Common Stock that were reserved for the potential issuance of Common Stock upon conversion of the outstanding shares of Class A Stock and the shares of Class A Stock that were reserved for issuance under the Company’s stock-based compensation plans.

Preferred Stock

The Preferred Stock may be issued in one or more series, with the rights of each series, including voting rights, to be determined by the Board before each issuance. To date, no shares of Preferred Stock have been issued.

Stock-based awards

At May 31, 2009, the Company maintained two stockholder-approved employee stock-based compensation plans with regard to the Common Stock: the Scholastic Corporation 1995 Stock Option Plan (the “1995 Plan”), under which no further awards can be made; and the Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”). The 2001 Plan provides for the issuance of: incentive stock options, which qualify for favorable treatment under the Internal Revenue Code; options that are not so qualified, called non-qualified stock options; restricted stock; and other stock-based awards.

Stock Options – At May 31, 2009, non-qualified stock options to purchase 1,377,642 shares of Common Stock and 2,764,571 shares of Common Stock were outstanding under the 1995 Plan and 2001 Plan, respectively. During fiscal 2009, the Company awarded 666,500 options under the 2001 plan at a weighted average exercise price of $25.98. At May 31, 2009, 1,716,106 shares of Common Stock were available for additional awards under the 2001 Plan.

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

At May 31, 2009, options to purchase 312,000 shares of Common Stock were outstanding under the 1997 Directors’ Plan.

In September 2007, the Corporation adopted the Scholastic Corporation 2007 Outside Directors’ Stock Option Plan (the “2007 Directors’ Plan”). The 2007 Directors’ Plan provides for the automatic grant to each non-employee director on the date of each annual stockholders’ meeting of non-qualified stock options to purchase 3,000 shares of Common Stock at a purchase price per share equal to the fair market value of a share of Common Stock on the date of grant and 1,200 restricted stock units. In September 2008, 24,000 options at an exercise price of $27.93 per share and 9,600 restricted stock units were granted under the 2007 Directors’ Plan. As of May 31, 2009, 48,000 options and 19,200 restricted stock units were outstanding under the 2007 Directors’ Plan and 432,800 shares remained available for additional awards under the 2007 Directors’ Plan.

The Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”) provides for the grant to Richard Robinson, the Chief Executive Officer of the Corporation as of the effective date of the Class A Plan, of options to purchase Class A Stock (the “Class A Options”). In fiscal 2009, the Company awarded 250,000 Class A Options to Mr. Robinson at an exercise price of $27.93 per share. At May 31, 2009, there were 1,499,000 Class A Options outstanding, and no shares of Class A Stock remained available for additional awards, under the Class A Plan.

Generally, options granted under the various plans may not be exercised for a minimum of one year after the date of grant and expire approximately ten years after the date of grant.

The total aggregate intrinsic value of stock options exercised during the year ended May 31, 2009 and 2008 was $0.0 and $10.1, respectively. The intrinsic value of these stock options is deductible by the Company for tax purposes. The total compensation cost for share-based payment arrangements recognized in income for fiscal 2009, 2008 and 2007 was $11.6, $7.0 and $3.6, respectively. The total recognized tax benefit related thereto for fiscal 2009, 2008 and 2007 was $1.9, $4.2 and $3.2, respectively.

As of May 31, 2009, the total pre-tax compensation cost not yet recognized by the Company with regard to outstanding unvested stock options was $14.1. The weighted average period over which this compensation cost is expected to be recognized is 2.6 years.

The following table sets forth the stock option activity for the Class A Stock and Common Stock plans for the fiscal year ended May 31, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value

Outstanding at May 31, 2008	5,522,288	$32.58
Granted	940,500	25.98
Exercised	(16,800)	24.55
Forfeitures	(419,756)	32.42

Outstanding at May 31, 2009	6,026,232	$31.58	5.2	0.4
Vested and expected to vest at May 31, 2009	5,935,396	31.65	5.2	0.4
Exercisable at May 31, 2009	4,281,091	32.43	3.8	0.0

Restricted Stock Units – In addition to stock options, the Company has issued restricted stock units to certain officers and key executives under the 2001 Plan (“Stock Units”). During fiscal 2009 and 2008, the Company granted 144,322 and 147,940 Stock Units, respectively, with weighted average grant date prices of $26.62 and $35.71 per share, respectively. Unless otherwise deferred, the Stock Units automatically convert to shares of Common Stock on a one-for-one basis as the award vests, which is typically over a four-year period beginning thirteen months from the grant date and thereafter annually on the anniversary of the grant date. There were 63,966 shares of Common Stock issued upon conversion of Stock Units during fiscal 2009. The Company measures the value of Stock Units at fair value based on the number of Stock Units granted at the price of the underlying Common Stock on the date of grant. The Company amortizes the fair value of outstanding stock units as stock-based compensation expense over the vesting term on a straight-line basis.

Management Stock Purchase Plan

The Company maintains a Management Stock Purchase Plan (“MSPP”), which allows certain members of senior management to defer up to 100% of their annual cash bonus payment in the form of restricted stock units (“RSUs”). The RSUs are purchased by the employee at a 25% discount from the lowest closing price of the Common Stock on NASDAQ during the fiscal quarter in which such bonuses are payable and are converted into shares of Common Stock on a one-for-one basis at the end of the applicable deferral period. During fiscal 2009 and 2008, the Company allocated 57,543 RSUs and 5,787 RSUs, respectively, to participants under the MSPP at a weighted average price of $18.77 and $23.49 per RSU, respectively. At May 31, 2009, there were 216,472 shares of Common Stock authorized for issuance under the MSPP. There were 33,786 shares of Common Stock issued upon conversion of RSUs during fiscal 2009. The Company measures the value of RSUs at fair value based on the number of RSUs granted and the price of the underlying Common Stock at the date of grant, giving effect to the 25% discount. The Company amortizes the fair value of RSUs as stock-based compensation expense over the vesting term on a straight-line basis.

The following table sets forth Stock Unit and RSU activity for the year ended May 31, 2009:

	Stock Units	Weighted Average Grant-Date Fair Value

Nonvested as of May 31, 2008	308,993	$27.86
Granted	211,465	21.69
Vested	(151,308)	24.28
Forfeited	(10,048)	29.17

Nonvested as of May 31, 2009	359,102	$24.44

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”), which is offered to eligible United States employees. The ESPP permits participating employees to purchase Common Stock, with after-tax payroll deductions, on a quarterly basis at a 15% discount from the closing price of the Common Stock on NASDAQ on the last business day of the fiscal quarter. Upon adoption of SFAS No. 123R, the Company began recognizing the fair value of the Common Stock issued under the ESPP as stock-based compensation expense in the quarter in which the employees participated in the plan. During fiscal 2009 and 2008, the Company issued 111,887 shares and 71,680 shares of Common Stock under the ESPP at a weighted average price of $12.78 and $28.87 per share, respectively. At May 31, 2009, there were 504,331 shares of Common Stock remaining authorized for issuance under the ESPP. In fiscal 2009, the Board adopted, and the Class A Stockholders approved, an amendment to the ESPP that increased the total number of shares of Common Stock authorized for issuance under the ESPP by 500,000.

10. TREASURY STOCK

On June 1, 2007, the Corporation entered into an agreement with a financial institution to repurchase $200.0 of its outstanding Common Stock under an Accelerated Share Repurchase Agreement (the “ASR”). The entire $200.0 repurchase was executed under a “collared” transaction whereby a price range for the shares was established. Under the ASR, the Corporation initially received 5.1 million shares on June 28, 2007 (the “Initial Execution Date”), representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range collar. On October 29, 2007 (the “Settlement Date”), the Corporation received an additional 0.7 million shares at no additional cost, bringing the total number of shares repurchased under the ASR to 5.8 million shares, which is reflected in the Treasury Stock component of Stockholders’ Equity. The total number of shares received under the ASR was determined based on the adjusted volume weighted average price of the Common Stock, as defined in the ASR, during the four month period from the Initial Execution Date through the Settlement Date, which was $34.64 per share.

On December 20, 2007, the Corporation announced that its Board of Directors had authorized a program to repurchase up to $20.0 of Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. During the five months ended May 31, 2008, the Corporation purchased approximately 0.7 million shares on the open market for approximately $20.0 at an average cost of $30.09 per share. On May 28, 2008, the Company announced that its Board of Directors had authorized a new program to repurchase up to $20.0 of Common Stock as conditions allow, on the open market or through negotiated private transactions. On November 20, 2008 the Board of Directors authorized a further program to repurchase up to an additional $10.0 of its Common Stock and on February 4, 2009, the Board of Directors authorized an additional program to repurchase up to another $5.0 of its Common Stock, which will be funded with available cash, pursuant to which the Company may purchase shares, from time to time as conditions allow, on the open market. The repurchase program may be suspended at any time without prior notice. During the twelve months ended May 31, 2009, the Company repurchased approximately 1.9 million shares on the open market for approximately $34.0 at an average cost of $17.51 per share. See Part II, Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Effective June 1, 2009, the Company modified the plan, such that no further benefits will accrue to employees under the Pension Plan. Accordingly, the Company recognized a curtailment loss of $0.5 associated with this action in fiscal 2009. This action was taken by the Company as a cost reduction program.

Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom, has a defined benefit pension plan (the “UK Pension Plan”) that covers its employees who meet various eligibility requirements. Benefits are based on years of service and on a percentage of compensation near retirement. The UK Pension Plan is funded by contributions from Scholastic Ltd. and its employees.

Effective as of June 1, 2007, the UK Pension Plan was amended so that no further benefits will accrue to eligible employees under the existing defined benefit scheme. Affected employees were offered the choice to join either an existing Group Personal Pension Plan (the “GPPP”) or a newly established defined contribution scheme. Based upon the employee’s selection, Scholastic Ltd. will (1) make a contribution to the GPPP that will vary based upon the contribution made by an eligible participant, or (2) make a fixed contribution to the newly established defined contribution scheme, provided the employee makes the minimum required contribution.

Grolier Ltd., an indirect subsidiary of Scholastic Corporation located in Canada, provides a defined benefit pension plan (the “Grolier Canada Pension Plan”) that covers its employees who meet certain eligibility requirements. All full-time employees are eligible to participate in the plan after two years of employment. Employees are not required to contribute to the fund.

The Company’s pension plans have a measurement date of May 31, 2009.

Post-Retirement Benefits

The Company provides post-retirement benefits to retired United States-based employees (the “Post-Retirement Benefits”) consisting of certain healthcare and life insurance benefits. Employees may become eligible for these benefits after completing certain minimum age and service requirements. At May 31, 2009, the unrecognized prior service credit remaining was $2.8.

Effective June 1, 2009, the Company modified the terms of the Post-Retirement Benefits, effectively excluding a large percentage of employees from the plan. Accordingly, the Company recognized a $3.0 curtailment gain associated with this action in fiscal 2009, resulting from recognition of an unamortized prior service credit. This action was taken by the Company as a cost reduction program.

The Medicare Prescription Drug, Improvement and Modernization Act (the “Medicare Act”) introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy of 28% to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D. In response to the Medicare Act, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” to provide additional disclosure and guidance in implementing the federal subsidy provided by the Medicare Act. Based on this guidance, the Company has determined that the Post-Retirement Benefits provided to the retiree population are in aggregate the actuarial equivalent of the benefits under Medicare. As a result, in fiscal 2009, 2008 and 2007, the Company recognized a cumulative reduction of its accumulated post-retirement benefit obligation of $9.4, $10.5 and $10.2, respectively, due to the federal subsidy under the Medicare Act.

The following table sets forth the weighted average actuarial assumptions utilized to determine the benefit obligations for the Pension Plan, the UK Pension Plan and the Grolier Canada Pension Plan (collectively the “Pension Plans”), including the Post-Retirement Benefits, at May 31:

	Pension Plans		Post-Retirement Benefits

	2009	2008	2009	2008

Weighted average assumptions used to determine benefit obligations:
Discount rate	6.5%	6.5%	6.7%	6.6%
Rate of compensation increase	3.6%	3.6%	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	6.5%	5.8%	6.6%	6.0%
Expected long-term return on plan assets	8.5%	8.5%	—	—
Rate of compensation increase	3.6%	3.6%	—	—

To develop the expected long-term rate of return on assets assumption for the Pension Plans, the Company, with the assistance of its actuaries, considers historical returns and future expectations. Over the 15 year period ended May 31, 2009, the returns on the portfolio, assuming it was invested at the current target asset allocation in the prior periods, would have been a compounded annual average of 8.5%. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an assumed weighted average long-term rate of return of 8.5% for all of the Pension Plans. The following table sets forth the change in benefit obligation for the Pension Plans and Post-Retirement Benefits at May 31:

	Pension Plans		Post-Retirement Benefits

	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$173.6	$172.9	$31.6	$33.1
Service cost	7.7	8.1	0.1	0.2
Interest cost	10.5	10.2	1.5	1.9
Plan participants’ contributions	—	0.1	0.3	0.3
Plan amendments	—	1.4	—	—
Curtailment gain	(5.9)	—	(0.5)	—
Special termination benefits	0.7	—	—	—
Actuarial gains	(5.3)	(10.1)	(7.0)	(1.9)
Foreign currency exchange rate changes	(6.0)	2.1	—	—
Benefits paid	(21.4)	(11.1)	(2.7)	(2.0)

Benefit obligation at end of year	$153.9	$173.6	$23.3	$31.6

The following table sets forth the change in plan assets for the Pension Plans and Post-Retirement Benefits at May 31:

	Pension Plans		Post-Retirement Benefits

	2009	2008	2009	2008

Change in plan assets:
Fair value of plan assets at beginning of year	$144.0	$140.7	$—	$—
Actual return on plan assets	(25.7)	(0.4)	—	—
Employer contributions	13.6	13.4	2.4	1.7
Benefits paid, including expenses	(21.6)	(11.8)	(2.7)	(2.0)
Measurement change and other adjustments	0.1	—	—	—
Plan participants’ contributions	—	0.1	0.3	0.3
Retiree Medicare drug subsidy	—	—	—	—
Cumulative translation adjustments	(5.1)	2.0	—	—

Fair value of plan assets at end of year	$105.3	$144.0	$(0.0)	$(0.0)

The following table sets forth the funded status of the Pension Plans and Post-Retirement Benefits and the related amounts recognized on the Company’s Consolidated Balance Sheets at May 31:

Amounts recognized in the Consolidated Balance Sheet	Pension Plans		Post-Retirement Benefits

	2009	2008	2009	2008

Current assets	$—	$0.6	$—	$—
Current liabilities	—	—	(2.7)	(3.3)
Non-current liabilities	(48.6)	(30.3)	(20.6)	(28.3)

Net amounts recognized	$(48.6)	$(29.7)	$(23.3)	$(31.6)

The following amounts were recognized in Accumulated other comprehensive loss for the Pension Plans and Post-Retirement Benefits in the Company’s Consolidated Balance Sheets at May 31:

	2009			2008

	Pension Plans	Post- Retirement Benefits	Total	Pension Plans	Post- Retirement Benefits	Total

Net actuarial loss	$(61.3)	$(8.4)	$(69.7)	$(39.0)	$(16.5)	$(55.5)
Net prior service credit (cost)	—	2.8	2.8	(0.4)	6.7	6.3

Net amount recognized in accumulated other comprehensive loss	$(61.3)	$(5.6)	$(66.9)	$(39.4)	$(9.8)	$(49.2)

The estimated net loss and prior service cost for the Pension Plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the Company’s fiscal year ending May 31, 2010 are $4.0 and $0.0, respectively. The estimated net loss and prior service credit for the Post-Retirement Benefits that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the fiscal year ending May 31, 2010 are $0.6 and $0.7, respectively.

The accumulated benefit obligation for the Pension Plans was $152.8 and $165.8 at May 31, 2009 and 2008, respectively. The following table sets forth information with respect to the Pension Plans with accumulated benefit obligations in excess of plan assets for the fiscal years ended May 31:

	2009	2008

Projected benefit obligations	$153.9	$165.9
Accumulated benefit obligations	152.8	158.4
Fair value of plan assets	105.3	135.6

The following table sets forth the net periodic cost for the Pension Plans and Post-Retirement Benefits for the fiscal years ended May 31:

	Pension Plans			Post-Retirement Benefits

	2009	2008	2007	2009	2008	2007

Components of net periodic benefit cost:
Service cost	$7.8	$8.2	$8.1	$0.1	$0.2	$0.2
Interest cost	10.5	10.2	9.3	1.5	1.9	1.9
Expected return on assets	(11.5)	(11.9)	(9.6)	—	—	—
Net amortization and deferrals	(0.1)	(0.1)	(0.2)	(0.8)	(0.9)	(0.8)
Curtailment loss (gain)	0.5	—	—	(3.0)	—	—
Special termination benefits	0.7	—	—	—	—	—
Recognized net actuarial loss	1.9	2.0	2.8	0.6	1.4	1.5

Net periodic cost (benefit)	$9.8	$8.4	$10.4	$(1.6)	$2.6	$2.8

Plan Assets

The Company’s investment policy with regard to the assets in the Pension Plans is to actively manage, within acceptable risk parameters, certain asset classes where the potential exists to outperform the broader market.

The following table sets forth the total weighted average asset allocations for the Pension Plans by asset category at May 31:

	2009	2008

Small cap equities	10.8%	11.5%
International equities	13.7	13.0
Index fund equities	37.1	40.9
Bonds and fixed interest products	37.4	30.6
Real estate	0.8	1.0
Other	0.2	3.0

	100.0%	100.0%

The following table sets forth the weighted average target asset allocations for the Pension Plans included in the Company’s investment policy:

	Pension Plan	U.K. Pension Plan	Grolier Canada Pension Plan

Equity	70%	68%	35%
Debt and cash equivalents	30	24	65
Real estate	—	8	—

	100.0%	100.0%	100.0%

Contributions

In fiscal 2010, the Company expects to contribute $13.7 to the Pension Plan.

Estimated future benefit payments

The following table sets forth the expected future benefit payments under the Pension Plans and the Post-Retirement Benefits by fiscal year:

		Post-Retirement

	Pension Benefits	Benefit Payments	Medicare Subsidy Receipts

2010	$11.8	$2.7	$0.3
2011	16.4	2.7	0.4
2012	11.1	2.7	0.4
2013	10.7	2.7	0.4
2014	10.9	2.7	0.4
2015-2019	55.2	12.9	2.2

Assumed health care cost trend rates at May 31:

	2009	2008

Health care cost trend rate assumed for the next fiscal year	7.5%	7.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2013

Assumed health care cost trend rates could have a significant effect on the amounts reported for the post-retirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	2009	2008

Total service and interest cost	$0.2	$0.2
Post-retirement benefit obligation	2.7	2.6

Defined contribution plans

The Company also provides defined contribution plans for certain eligible employees. In the United States, the Company sponsors a 401(k) retirement plan and has contributed $7.1, $6.9 and $6.3 for fiscal 2009, 2008 and 2007, respectively.

12. ACCRUED SEVERANCE

During fiscal 2009, the Company initiated certain cost reduction measures, including a previously announced Voluntary Retirement Program and a workforce reduction program. The table set forth below provides information regarding severance costs appearing on the Company’s Consolidated Statements of Operations associated with these cost reduction measures. The severance accrual of $3.4 and $0.4 as of May 31, 2009 and 2008, respectively, is included in Other accrued expenses on the Company’s Consolidated Balance Sheets.

	2009	2008

Beginning balance	$0.4	$4.2
Accruals	23.9	1.3
Payments	(20.9)	(5.1)

Ending balance	$3.4	$0.4

13. EARNINGS PER SHARE

The following table sets forth the computation of the dilutive effect of stock-based compensation plans on earnings per share for the fiscal years ended May 31:

	2009	2008	2007

Earnings from continuing operations	$13.2	$117.3	$82.7
Loss from discontinued operations, net of tax	(27.5)	(134.5)	(21.8)
Net (loss) income	(14.3)	(17.2)	60.9
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings per share (in millions)	37.2	38.7	42.5

Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.2	0.5	0.5

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings per share (in millions)	37.4	39.2	43.0

See Note 10, “Treasury Stock.”

14. ACCRUED EXPENSES

Accrued expenses consist of the following at May 31:

	2009	2008

Accrued payroll, payroll taxes and benefits	$57.5	$64.5
Accrued other taxes	19.3	17.6
Accrued commissions	8.7	12.4
Accrued advertising and promotions	19.6	16.1
Other accrued expenses	33.8	60.4

Total accrued expenses	$138.9	$171.0

15. OTHER INCOME

Other income, net for fiscal 2009 was $0.7 consisting of a gain of $0.4 related to the 5% note repurchase and a gain of $0.3 related to an accelerated payment of a note. Other income, net for fiscal 2008 was $2.6 consisting of $1.4 related to a currency gain on settlement of a loan and income of $2.1 related to a note repurchase, partially offset by a $0.9 expense resulting from the early termination of a lease.

16. OTHER FINANCIAL DATA

Advertising, expensed as incurred, was $137.6, $142.8 and $133.0 for the fiscal years ended May 31, 2009, 2008 and 2007, respectively.

Prepublication costs were $121.5 and $110.6 at May 31, 2009 and 2008, respectively. The Company amortized $41.1, $42.3 and $48.0 of capitalized prepublication costs for the fiscal years ended May 31, 2009, 2008 and 2007, respectively.

Other accrued expenses include a reserve for unredeemed credits issued in conjunction with the Company’s school-based book club and book fair operations of $11.0 and $11.5 at May 31, 2009 and 2008, respectively.

The components of Accumulated other comprehensive loss at May 31, 2009 and 2008 include $30.9 and $0.4, respectively, of foreign currency translation and $66.9 ($46.3 net of tax) and $34.2 ($21.2 net of tax), respectively, of pension obligation in accordance with SFAS 158.

17. RELATED PARTY TRANSACTIONS

On October 10, 2008, the Company agreed to purchase 100,000 shares of Common Stock from Richard Robinson, Chairman of the Board, President and Chief Executive Officer of the Company, at a price of $20.59 per share, or an aggregate purchase price of $2.1, pursuant to the Company’s previously announced stock repurchase program which had been approved by the Board in May 2008. The purchase price was determined with reference to the last transaction price reported on NASDAQ immediately prior to the purchase. The closing price of the Common Stock on NASDAQ on October 10, 2008 was $23.11 per share. The shares became available for sale due to Mr. Robinson, as a result of current market conditions, being required to sell the shares in order to protect the collateral value underlying a personal loan with a bank secured by the shares. The aforementioned transaction was approved by the Audit Committee and ratified by the Board.

18. SUBSEQUENT EVENTS

On June 29, 2009, the Company repurchased $5.0 of the 5% Senior Notes due 2013 for $4.1.

On June 30, 2009, the Company entered into an agreement to dissolve a 50% owned joint venture in the UK.

On July 22, 2009, the Company announced that the Board had declared a quarterly dividend of $0.075 per share to be paid on September 15, 2009, to shareholders of record of the Corporation’s Common Stock and Class A Stock on August 31, 2009.

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF SCHOLASTIC CORPORATION

We have audited the accompanying consolidated balance sheets of Scholastic Corporation and subsidiaries as of May 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended May 31, 2009. Our audit also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scholastic Corporation and subsidiaries at May 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the audited financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the Consolidated Financial Statements, Scholastic Corporation adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective June 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Scholastic Corporation’s internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 30, 2009 expressed an unqualified opinion thereon.

New York, New York
July 30, 2009

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF SCHOLASTIC CORPORATION

We have audited Scholastic Corporation’s internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Scholastic Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Scholastic Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Scholastic Corporation and subsidiaries as of May 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended May 31, 2009 and our report dated July 30, 2009 expressed an unqualified opinion thereon.

New York, New York
July 30, 2009

Supplementary Financial Information

Summary of Quarterly Results of Operations (Unaudited, amounts in millions except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Ended May 31,

2009

Revenues	$276.4	$653.3	$423.6	$496.0	$1,849.3
Cost of goods sold	146.0	281.2	213.3	228.3	868.8
(Loss) earnings from continuing operations	(42.7)	58.6	(34.9)	32.2	13.2
Loss from discontinued operations, net of tax	(6.4)	(15.5)	(1.1)	(4.5)	(27.5)
Net (loss) income	(49.1)	43.1	(36.0)	27.7	(14.3)
(Loss) earnings per share of Class A and Common Stock:
Basic:
(Loss) earnings from continuing operations	(1.13)	1.56	(0.94)	0.88	0.35
Loss from discontinued operations	(0.17)	(0.41)	(0.04)	(0.12)	(0.74)
Net (loss) income	(1.30)	1.15	(0.98)	0.76	(0.39)
Diluted:
(Loss) earnings from continuing operations	(1.13)	1.56	(0.94)	0.88	0.35
Loss from discontinued operations	(0.17)	(0.41)	(0.04)	(0.12)	(0.73)
Net (loss) income	(1.30)	1.15	(0.98)	0.76	(0.38)

2008

Revenues	$520.1	$676.9	$437.7	$524.4	$2,159.1
Cost of goods sold	294.4	287.0	214.9	239.6	1,035.9
Earnings (loss) from continuing operations	4.9	82.5	(1.4)	31.3	117.3
Loss from discontinued operations, net of tax	(7.7)	(6.9)	(77.9)	(42.0)	(134.5)
Net (loss) income	(2.8)	75.6	(79.3)	(10.7)	(17.2)
Earnings (loss) per share of Class A and Common Stock:
Basic:
Earnings (loss) from continuing operations	0.12	2.14	(0.04)	0.82	3.03
Loss from discontinued operations	(0.19)	(0.18)	(2.02)	(1.10)	(3.47)
Net (loss) income	(0.07)	1.96	(2.06)	(0.28)	(0.44)
Diluted:
Earnings (loss) from continuing operations	0.12	2.11	(0.04)	0.81	2.99
Loss from discontinued operations	(0.19)	(0.18)	(2.02)	(1.09)	(3.43)
Net (loss) income	(0.07)	1.93	(2.06)	(0.28)	(0.44)

Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A | Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of May 31, 2009, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Remediation of Material Weakness from Prior Year

As previously reported in the Corporation’s Annual Report on Form 10-K/A for the fiscal year ended May 31, 2008, the Corporation restated its historical financial statements as a result of a reassessment of its accounting regarding goodwill impairment for its United States Direct to Home continuity business (the “DTH business”), which is now reflected as a discontinued operation. Upon the initial decision to dispose of the DTH business and treat such DTH business as a discontinued operation, the Corporation continued its impairment testing of the DTH business at the reporting unit level of its Children’s Book Publishing and Distribution segment. Subsequently, at the time the Corporation was preparing its financial statements for the fiscal year ended May 31, 2008, the Corporation reassessed the reporting unit level at which such impairment testing should have been conducted and determined that such testing should more properly have been conducted at the lower reporting unit level of the DTH business itself, which resulted in the Restatement. As a result of this Restatement, management ultimately concluded that the Corporation’s internal controls were not effective as of May 31, 2008 due to the existence of a material weakness related to the Corporation’s internal control over financial reporting with respect to its goodwill impairment testing within the Corporation’s financial statement close process.

The Corporation initiated a number of changes in its internal controls to remediate this material weakness. As of May 31, 2009, the following measures to remediate the control deficiency have been implemented:

•

The Corporation ensured that annual control procedures regarding the Corporation’s identification of operating segments in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” which is a precursor to the identification of reporting units, were adequate for purposes of applying SFAS 142, “Goodwill and Other Intangible Assets.”

•

The Corporation implemented annual control procedures to clearly identify components of an operating segment. A component of an operating segment is defined as an operating segment or one level below an operating segment that is reviewed by segment management and has discrete financial information.

•

The Corporation implemented annual control procedures to apply the aggregation criteria as defined in SFAS 142, EITF Topic D-101, “Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No.

142” and SFAS 131. These new annual procedures include consideration of quantitative and qualitative information in determining if components of an operating segment have similar economic characteristics.

•

The Corporation undertook an extensive review of its existing goodwill impairment testing procedures, including a detailed analysis of its valuation of reporting units in accordance with SFAS 142, and, as a result, built and documented additional control procedures for its goodwill impairment testing process. The Corporation ensured that individuals preparing the valuation analysis possessed sufficient expertise, experience and professional resources, including the engagement of subject matter consultants, to thoroughly assess the fair value the Corporation’s reporting units.

The Corporation tested its new procedures and controls in relation to testing for goodwill impairment and financial reporting relating thereto extensively prior to the end of May 31, 2009.

Based upon the implementation of these additional controls and procedures and the subsequent testing of those internal controls for a sufficient period of time, management has concluded that the previously reported material weakness related to the level within a segment at which goodwill impairment testing is to be performed has been remediated.

Management’s Report on Internal Control Over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Corporation’s Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the Corporation’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2009.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting as of May 31, 2009, which is included herein. Apart from the changes involved in the remediation discussed above, there was no other change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2009 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9A (T) | Control and Procedures

Not Applicable

Item 9B | Other Information

None.

Part III

Item 10 | Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 23, 2009 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Certain information regarding the Corporation’s Executive Officers is set forth in Part I - Item 1 - Business.

Item 11 | Executive Compensation

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 23, 2009 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 23, 2009 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13 | Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 23, 2009 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14 | Principal Accounting Fees and Services

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 23, 2009 to be filed pursuant to Regulation 14A under the Exchange Act.

Part IV

Item 15 | Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:

The following consolidated financial statements are included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”:

Consolidated Statements of Operations for the years ended May 31, 2009, 2008 and 2007

Consolidated Balance Sheets at May 31, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended May 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended May 31, 2009, 2008 and 2007

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

(a)(3) and (b)

Exhibits:

3.1

Amended and Restated Certificate of Incorporation of the Corporation, as amended to date (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 5, 2006, SEC File No. 000-19860 (the “August 31, 2006 10-Q”)).

3.2

Bylaws of the Corporation, amended and restated as of December 12, 2007 (incorporated by reference to the Corporation’s Current Report on Form 8-K as filed with the SEC on December 14, 2007, SEC File No. 000-19860).

4.1

Credit Agreement, dated as of June 1, 2007, among the Corporation and Scholastic Inc., as borrowers, the Initial Lenders named therein, JP Morgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Bank of America Securities LLC., as joint lead arrangers and joint bookrunners, Bank of America, N. A. and Wachovia Bank, N. A., as syndication agents, and SunTrust Bank and The Royal Bank of Scotland, plc, as Documentation Agents (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on July 30, 2007, SEC File No. 000-19860 (the “2007 10-K”)).

4.2*	Indenture dated April 4, 2003 for 5% Notes due 2013 issued by the Corporation.

10.1**

Scholastic Corporation 1995 Stock Option Plan, effective as of September 21, 1995 (incorporated by reference to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-98186), as filed with the SEC on October 16, 1995), together with Amendment No. 1, effective September 16, 1998 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 15, 1998, SEC File No. 000-19860), Amendment No. 2, effective as of July 18, 2001 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 24, 2001, SEC File No. 000-19860), Amendment No. 3, effective as of May 25, 2006 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 9, 2006, SEC File No. 000-19860 (the “2006 10-K”)), Amendment No. 4, dated as of March 21, 2007 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on March 30, 2007, SEC File No. 000-19860 (the “February 28, 2007 10-Q”)) and Amendment No. 5, dated as of May 20, 2008, (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on July 30, 2008, SEC File No. 000-19860 (the “2008 10-K”).

10.2**	Scholastic Corporation Management Stock Purchase Plan, amended and restated effective as of September 23, 2008.

10.3**

Scholastic Corporation 1997 Outside Directors’ Stock Option Plan, amended and restated as of May 25, 1999 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 23, 1999, SEC File No. 000-19860 (the “1999 10-K”)), together with Amendment No. 1, dated September 20, 2001 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 14, 2002, SEC File No. 000-19860), Amendment No. 2, effective as of September 23, 2003 (incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement as filed with the SEC on August 19, 2003), and Amendment No. 3, effective as of May 25, 2006 (incorporated by reference to the 2006 10-K).

10.4**	Scholastic Corporation Director’s Deferred Compensation Plan, amended and restated effective effective as of September 23, 2008.

10.5**	Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (the “2007 Directors’ Plan”) effective as of September 23, 2008.

10.6**

Form of Stock Option Agreement under the 2007 Directors’ Plan (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 9, 2008, SEC File No. 000-19860 (the “November 30, 2007 10-Q”)).

10.7**	Form of Restricted Stock Unit Agreement under the 2007 Directors’ Plan effective as of September 23, 2008.

10.8**

Scholastic Corporation Executive Performance Incentive Plan, effective as of May 21, 2008 (incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement as filed with the SEC on August 11, 2008).

10.9**	Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”) amended and restated as of September 23, 2008 together with Amendment No. 1 thereto dated July 21, 2009.

10.10**	Form of Restricted Stock Unit Agreement under the 2001 Plan effective as of July 21, 2009.

10.11**	Amended and Restated Guidelines for Stock Units granted under the 2001 Plan effective as of July 21, 2009.

10.12**	Form of Stock Option Agreement under the 2001 Plan effective as of July 21, 2009.

10.13**

Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”) (incorporated by reference to Appendix A to the Corporation’s definitive Proxy Statement as filed with the SEC on August 2, 2004), Amendment No. 1, effective as of May 25, 2006 (incorporated by reference to the 2006 10-K), Amendment No. 2, dated July 18, 2006 (incorporated by reference to Appendix C to the Corporation’s definitive Proxy Statement as filed with the SEC on August 1, 2006), and Amendment No. 3, dated as of March 20, 2007 (incorporated by reference to the February 28, 2007 10-Q).

10.14**	Form of Class A Option Agreement under the Class A Plan (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 8, 2005, SEC File No. 000-19860).

10.15**	Agreement between Lisa Holton and Scholastic Inc., dated October 5, 2007, with regard to certain severance agreements (incorporated by reference to the November 30, 2007 10-Q).

10.16**	Agreement between Maureen O’Connell and Scholastic Inc., dated February 12, 2007, regarding employment (incorporated by reference to the February 28, 2007 10-Q).

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

10.19**	Agreement between Devereux Chatillon and Scholastic Inc., dated November 30, 2008, with regard to certain severance arrangements.

21	Subsidiaries of the Corporation.

23	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer of the Corporation filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: July 30, 2009	SCHOLASTIC CORPORATION

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

Signature	Title	Date

/s/ Richard Robinson	Chairman of the Board, President and	July 30, 2009
Chief Executive Officer and Director
Richard Robinson	(principal executive officer)

/s/ Maureen O’Connell	Executive Vice President, Chief Administrative	July 30, 2009
Officer and Chief Financial Officer
Maureen O’Connell	(principal financial officer)

/s/ Robert J. Jackson	Senior Vice President, Chief Accounting Officer	July 30, 2009
(principal accounting officer)
Robert J. Jackson

/s/ James W. Barge	Director	July 30, 2009

James W. Barge

/s/ Ramon C. Cortines	Director	July 30, 2009

Ramon C. Cortines

/s/ John L. Davies	Director	July 30, 2009

John L. Davies

/s/ Andrew S. Hedden	Director	July 30, 2009

Andrew S. Hedden

Signature	Title	Date

/s/ Mae C. Jemison	Director	July 30, 2009

Mae C. Jemison

/s/ Peter M. Mayer	Director	July 30, 2009

Peter M. Mayer

/s/ John G. McDonald	Director	July 30, 2009

John G. McDonald

/s/ Augustus K. Oliver	Director	July 30, 2009

Augustus K. Oliver

/s/ Richard M. Spaulding	Director	July 30, 2009

Richard M. Spaulding

[This Page Intentionally Left Blank]

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K
YEAR ENDED MAY 31, 2009
ITEM 15(c)

S-1

Schedule II

Valuation and Qualifying Accounts and Reserves

			(Amounts in millions)

			Years Ended May 31,

	Balance at Beginning of Year	Expensed	Write-Offs and Other		Balance at End of Year

2009

Allowance for doubtful accounts	$14.2	$15.8	$14.8		$15.2
Reserve for returns	40.3	66.2	72.0	(1)	34.5
Reserves for obsolescence	69.2	28.4	23.2		74.4
Reserve for royalty advances	64.0	12.6	4.0		72.6

2008

Allowance for doubtful accounts	$13.8	$8.6	$8.2		$14.2
Reserve for returns	38.5	94.5	92.7	(1)	40.3
Reserves for obsolescence	57.4	29.4	17.6		69.2
Reserve for royalty advances	58.4	6.8	1.2		64.0

2007

Allowance for doubtful accounts	$10.4	$11.1	$7.7		$13.8
Reserve for returns	47.1	57.5	66.1	(1)	38.5
Reserves for obsolescence	55.1	26.7	24.4		57.4
Reserve for royalty advances	54.7	3.7	—		58.4

(1)	Represents actual returns charged to the reserve.

S-2

EXHIBIT INDEX

EXHIBIT #	NAME
10.2**	Scholastic Corporation Management Stock Purchase Plan, amended and restated
effective as of September 23, 2008.
10.4**	Scholastic Corporation Director’s Deferred Compensation Plan, amended and restated
effective as of September 23, 2008.
10.5**	Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (the “2007
Directors’ Plan) as of September 23, 2008.
10.7**	Form of Restricted Stock Unit Agreement under the 2007 Directors’ Plan as of
September 23, 2008.
10.9**	Scholastic Corporation 2001 Stock Incentive Plan (the”2001 Plan”) amended and restated as of September 23, 2008 together with Amendment No. 1 thereto dated July
21, 2009.
10.10**	Form of Restrict Stock Unit Agreement under the 2001 Plan as of July 21, 2009.
10.11**	Amended and Restated Guidelines for Stock Units Granted under the 2001 Plan as of
July 21, 2009.
10.12**	Form of Option Agreement under the 2001 Plan as of July 21, 2009.
10.19**	Agreement between Devereux Chatillon and Scholastic Inc., dated November 30,
2008 with regard to certain severance arrangements.
21	Subsidiaries of the Corporation
23	Consent of Ernst & Young LLP
31.1	Certification of the Chief Executive Officer of the Corporation filed pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Corporation filed pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and the Chief Financial Officer of the
Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of Regulation S-K.