Form 10-Q
period 2009-08-31
SCHOLASTIC CORP
filed 2009-10-02
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of September 30, 2009

Common Stock, $.01 par value	34,780,638
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009 INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended August 31,

	2009	2008

Revenues	$315.6	$276.4

Operating costs and expenses:
Cost of goods sold	156.1	146.0
Selling, general and administrative expenses	173.7	172.9
Bad debt expense	2.1	1.1
Depreciation and amortization	14.7	15.7
Severance	4.3	3.0

Total operating costs and expenses	350.9	338.7

Operating loss	(35.3)	(62.3)

Other income	0.9	—
Interest expense, net	3.9	5.9

Loss from continuing operations before income taxes	(38.3)	(68.2)
Benefit for income taxes	(13.7)	(25.3)

Loss from continuing operations	(24.6)	(42.9)
Earnings (loss) from discontinued operations, net of tax	1.6	(6.2)

Net loss	$(23.0)	$(49.1)

Basic and diluted (loss) earnings per Share of Class A and Common Stock

Basic:
Loss from continuing operations	$(0.68)	$(1.13)
Earnings (loss) from discontinued operations, net of tax	$0.05	$(0.17)
Net loss	$(0.63)	$(1.30)
Diluted:
Loss from continuing operations	$(0.68)	$(1.13)
Earnings (loss) from discontinued operations, net of tax	$0.05	$(0.17)
Net loss	$(0.63)	$(1.30)

Dividends declared per common share	$0.075	$0.075

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(Dollar amounts in millions, except per share data)

	August 31, 2009	May 31, 2009	August 31, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$54.2	$143.6	$29.5
Accounts receivable, net	228.0	197.4	180.4
Inventories, net	435.0	344.8	471.0
Deferred income taxes	83.8	62.7	129.1
Prepaid expenses and other current assets	57.8	40.3	83.6
Current assets of discontinued operations	29.4	31.0	88.9

Total current assets	888.2	819.8	982.5

Property, plant and equipment, net	309.9	315.4	330.0
Prepublication costs	119.7	121.5	111.3
Royalty advances, net	41.1	41.5	48.1
Production costs	6.4	6.0	5.3
Goodwill	157.0	157.0	162.5
Other intangibles	51.7	46.8	47.3
Other assets and deferred charges	96.8	100.8	118.7

Total assets	$1,670.8	$1,608.8	$1,805.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	56.2	53.7	105.8
Capital lease obligations	2.6	3.4	4.7
Accounts payable	167.2	128.2	134.2
Accrued royalties	56.8	41.7	52.7
Deferred revenue	55.5	34.2	45.9
Other accrued expenses	159.5	138.9	148.5
Current liabilities of discontinued operations	6.0	7.3	21.0

Total current liabilities	503.8	407.4	512.8

Noncurrent Liabilities:
Long-term debt	234.4	250.0	324.4
Capital lease obligations	54.7	54.5	56.1
Other noncurrent liabilities	110.4	111.9	111.1

Total noncurrent liabilities	399.5	416.4	491.6

Commitments and Contingencies:	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	558.4	552.9	542.3
Accumulated other comprehensive loss	(73.3)	(77.1)	(46.0)
Retained earnings	537.0	562.8	536.3
Treasury stock at cost	(255.0)	(254.0)	(231.7)

Total stockholders’ equity	767.5	785.0	801.3

Total liabilities and stockholders’ equity	$1,670.8	$1,608.8	$1,805.7

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended August 31,

	2009	2008

Cash flows used in operating activities:
Net loss	$(23.0)	$(49.1)
Earnings (loss) from discontinued operations, net of tax	1.6	(6.2)

Loss from continuing operations	(24.6)	(42.9)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Provision for losses on accounts receivable and other reserves	9.3	8.0
Amortization of prepublication and production costs	12.1	10.0
Depreciation and amortization	14.7	15.7
Deferred income taxes	(20.6)	(31.2)
Changes in assets and liabilities:
Accounts receivable	(32.4)	16.2
Inventories	(95.0)	(125.9)
Prepaid expenses and other current assets	(11.6)	(11.0)
Deferred promotion costs	(5.8)	(8.5)
Royalty advances	(1.0)	(1.5)
Accounts payable and other accrued expenses	56.0	17.0
Accrued royalties	15.0	5.2
Deferred revenue	21.3	10.9
Pension and postretirement liability	(2.9)	(2.8)
Other net	5.4	3.2

Total adjustments	(35.5)	(94.7)

Net cash used in operating activities of continuing operations	(60.1)	(137.6)
Net cash provided by (used in) operating activities of discontinued operations	1.8	(3.4)

Net cash used in operating activities	(58.3)	(141.0)

Cash flows used in investing activities:
Prepublication and production expenditures	(10.7)	(11.5)
Additions to property, plant and equipment	(8.5)	(9.8)
Net proceeds from sale of discontinued operations	—	4.0
Other	—	(0.7)

Net cash used in investing activities of continuing operations	(19.2)	(18.0)
Net cash used in investing activities of discontinued operations	—	(0.4)

Net cash used in investing activities	(19.2)	(18.4)

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended

	August 31, 2009	August 31, 2008

Cash flows (used in) provided by financing activities:
Borrowings under credit agreement and revolving loan	—	40.0
Repayment of term loan	(10.7)	(10.7)
Repurchase of 5.00% notes	(4.1)	—
Borrowings under lines of credit	40.7	114.4
Repayment under lines of credit	(34.5)	(63.2)
Repayment of capital lease obligations	(0.9)	(0.8)
Reacquisition of common stock	(1.0)	(11.7)
Proceeds pursuant to stock-based compensation plans	—	0.3

Net cash (used in) provided by financing activities of continuing operations	(10.5)	68.3
Net cash provided by financing activities of discontinued operations	—	—

Net cash (used in) provided by financing activities	(10.5)	68.3
Effect of exchange rate changes on cash and cash equivalents	(1.4)	2.4

Net decrease in cash and cash equivalents	(89.4)	(88.7)

Cash and cash equivalents at beginning of period, including cash of discontinued operations of $0.0 and $4.3 at June 1, 2009 and 2008, respectively	143.6	120.4

Cash and cash equivalents at end of period, including cash of discontinued operations of $0.0 and $2.2 at August 31, 2009 and August 31, 2008, respectively	54.2	31.7

See accompanying notes

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

1. Basis of Presentation

The accompanying condensed consolidated financial statements consist of the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned and majority-owned subsidiaries (collectively, “Scholastic” or the “Company”). These financial statements have not been audited but reflect those adjustments consisting of normal recurring items that management considers necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2009 relate to the twelve month period ended May 31, 2009.

As more fully described in Note 2, “Discontinued Operations,” the Company closed or sold several operations during fiscal 2008 and 2009, and presently holds for sale other operations. All of these businesses are classified as discontinued operations in the Company’s financial statements.

The remaining assets and liabilities associated with the foregoing discontinued businesses or operations are presented in the Company’s Condensed Consolidated Balance Sheets as “Current assets of discontinued operations” and “Current liabilities of discontinued operations” as of August 31, 2009, May 31, 2009 and August 31, 2008. The aggregate results of operations of these businesses for the three months ended August 31, 2009 and 2008 are included in the Condensed Consolidated Statements of Operations as “Earnings (loss) from discontinued operations, net of tax.” The aggregate cash flows of these businesses are also presented separately in the Company’s Consolidated Statements of Cash Flows for the three months ended August 31, 2009 and 2008. All corresponding prior year periods presented in the Company’s Condensed Consolidated Financial Statements and accompanying notes have been reclassified to reflect the discontinued operations presentation.

The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based book club and book fair revenues are greatest in the second and fourth quarters of the fiscal year, while revenues from the sale of instructional materials and educational technology products are highest in the first and fourth quarters. The Company typically experiences losses from operations in the first and third quarters of each fiscal year. Due to the seasonal fluctuations that occur, the August 31, 2008 Condensed Consolidated Balance Sheet is included for comparative purposes.

The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Regulation S-X. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an ongoing basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable; sales returns; gross margin rates used to determine inventory values and gross profits for book fair operations during interim periods; amortization periods; stock-based compensation expense; pension and other post-retirement obligations; tax obligations; and recoverability of inventories, deferred income tax benefits, prepublication costs, royalty advances, and the fair value of goodwill and other intangibles.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157.” Collectively, these Staff Positions allow a one-year deferral of adoption of SFAS 157 for non financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis and amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.

The Company adopted SFAS 157 beginning June 1, 2008, except for non financial assets and liabilities measured at fair value on a non-recurring basis, for which the Company adopted SFAS 157 on June 1, 2009. The impact of the adoptions on June 1, 2008 and June 1, 2009 was not material to the Company’s condensed consolidated financial statements.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis subject to the presentation requirements of SFAS 157 at August 31, 2009 consisted of cash and cash equivalents, and foreign currency forward contracts, which were not material as of the reporting date. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure.

Non financial assets and liabilities for which the Company employs fair value measures on a non-recurring basis include:

●	long-lived assets when impaired under the provisions of SFAS 144,
●	assets acquired in a business combination,
●	goodwill and indefinite-lived intangible assets,
●	long-lived assets held for sale,
●	long-lived assets held and used,
●	pension assets, and
●	debt.

Level 2 and level 3 inputs will be employed by the Company in the fair value measurement of these assets and liabilities.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer accounts for business combinations. SFAS 141R includes guidance for the recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any non-controlling or minority interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies and acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R applies prospectively and is effective for business combinations made by the Company beginning June 1, 2009. This pronouncement did not impact the Company in the current period.

In December 2008, the FASB issued Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132R-1”). FSP 132R-1 requires additional disclosure regarding investment allocations, major categories, valuation techniques and concentrations of risk related to plan assets held in an employer’s defined benefit pension or postretirement plan. FSP 132R-1 further requires disclosure of any effects of utilizing significant unobservable inputs as defined in SFAS No. 157, “Fair Value Measurements,” upon the overall change in the fair value of the plan assets during the reporting period. FSP 132R-1 is effective for fiscal years ending after December 15, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” where the volume and level of activity for the asset or liability have significantly decreased. The FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar groups of assets or liabilities). FSP No. FAS 157-4 is effective for the Company for interim and annual reporting periods ending after June 15, 2009, and applies prospectively. This pronouncement did not impact the Company’s condensed consolidated financial position, results of operations and cash flows.

In August 2009, the FASB issued Accounting Standard Update No. 2009-05, “Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value” (“ASU No. 2009-05”). The update provides clarification for circumstances in which a quoted price in an active market for an identical liability is not available. ASU No. 2009- 05 is effective for the first reporting period beginning after August 2009. The Company is currently evaluating the effect, if any, that the adoption of ASU No. 2009-05 will have on its condensed consolidated financial position, results of operations and cash flows.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

2. Discontinued Operations

In fiscal 2008, the Company determined to sell or shut down its domestic, Canadian and UK continuities businesses, and intends to sell a related warehousing and distribution facility located in Maumelle, Arkansas (the “Maumelle Facility”) and an office and distribution facility in Danbury, Connecticut (the “Danbury Facility”). During fiscal 2009, the Company also ceased its operations in Argentina and Mexico, its door-to-door selling operations in Puerto Rico, its continuities business in Australia and New Zealand and its corporate book fairs business and closed its Scarsdale, NY store. The Company also sold a trade magazine. Additionally, the Company sold a non-core market research business and a non-core on-line resource for teachers business and intends to sell a Spanish language book channel. All of the above businesses are classified as discontinued operations in the Company’s financial statements.

The Company continues to monitor the expected cash proceeds to be realized from the disposition of discontinued operations assets, and adjusts asset values accordingly.

The Company continuously evaluates its portfolio of businesses for both impairment and economic viability. The Company did not cease any additional operations or classify any additional operations as “held for sale” during the three month period ended August 31, 2009.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three months ended August 31,

	2009	2008

Revenues	$1.3	$43.1
Gain on sale	—	10.5
Earnings (loss) before income taxes	1.9	(15.2)
Income tax (expense) benefit	(0.3)	(1.5)

Earnings (loss) from discontinued operations, net of tax	$1.6	$(6.2)

The following table sets forth the assets and liabilities of the discontinued operations included in the Condensed Consolidated Balance Sheets of the Company as of the dates indicated:

	August 31, 2009	May 31, 2009	August 31, 2008

Accounts receivable, net	11.8	13.6	36.5
Inventories, net	0.7	0.8	11.5
Other assets	16.9	16.6	40.9

Current assets of discontinued operations	$29.4	$31.0	$88.9

Accounts payable	1.2	2.2	13.0
Accrued expenses and other liabilities	4.8	5.1	8.0

Current liabilities of discontinued operations	$6.0	$7.3	$21.0

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

3. Segment Information

The Company categorizes its businesses into four reportable segments: Children’s Book Publishing and Distribution; Educational Publishing; International; and Media, Licensing and Advertising.

• Children’s Book Publishing and Distribution operates as an integrated business which includes the publication and distribution of children’s books, media and interactive products in the United States through school-based book clubs and book fairs and the trade channel. This segment is comprised of three operating segments.

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

•Media, Licensing and Advertising includes the production and/or distribution of media, merchandising and advertising revenue, including sponsorship programs and consumer promotions. This segment is comprised of three operating segments.

In the first quarter of fiscal 2010, the Company reclassified certain revenues and operating expenses formerly included in the Media, Licensing and Advertising segment to the Children’s Book Publishing and Distribution segment. This reclassification consists of revenues and operating expenses derived from sales of media and interactive products sold through the various channels employed by the Children’s Book Publishing and Distribution segment. This change in reporting is consistent with changes in the Company’s internal financial reporting structure, and reflects the chief operating decision maker’s assessment of performance and asset allocation. Prior period results have been reclassified for consistency with this change in reporting structure. Revenues and operating income of $0.6 and $0.3 for the quarter ended August 31, 2009, and $0.8 and $0.3 for the quarter ended August 31, 2008, respectively, were reclassified and are now reported in the Children’s Book Publishing and Distribution segment.

	Children’s Book Publishing and Distribution(1)	Educational Publishing(1)	Media, Licensing and Advertising(1)	Overhead(1)(2)	Total Domestic	International(1)	Total

Three months ended August 31, 2009

Revenues	$76.2	$148.7	$15.1	$—	$240.0	$75.6	$315.6
Bad debt expense	1.0	0.2	—	—	1.2	0.9	2.1
Depreciation and amortization(3)	3.3	0.9	0.2	8.8	13.2	1.5	14.7
Amortization(4)	2.5	6.8	2.2	—	11.5	0.6	12.1
Royalty advances expensed	5.1	0.2	0.1	—	5.4	1.5	6.9
Operating (loss) income	(47.5)	41.3	(3.7)	(23.5)	(33.4)	(1.9)	(35.3)
Segment Assets	512.3	393.7	65.5	410.0	1,381.5	259.9	1,641.4
Goodwill	54.3	88.4	5.8	—	148.5	8.5	157.0
Expenditures for long-lived assets	12.7	5.6	1.6	2.9	22.8	2.8	25.6
Long-lived Assets(5)	180.6	204.8	30.2	219.0	634.6	74.1	708.7

Three months ended August 31, 2008

Revenues	61.1	115.1	16.1	—	192.3	84.1	276.4
Bad debt expense	—	0.5	(0.1)	—	0.4	0.7	1.1
Depreciation and amortization(3)	6.2	1.3	0.1	6.3	13.9	1.8	15.7
Amortization(4)	2.6	5.3	1.5	—	9.4	0.6	10.0
Royalty advances expensed	4.6	0.3	0.1	—	5.0	1.0	6.0
Operating (loss) income	(54.6)	21.5	(4.8)	(21.1)	(59.0)	(3.3)	(62.3)
Segment Assets	538.1	355.3	63.9	463.5	1,420.8	296.0	1,716.8
Goodwill	38.2	89.1	5.8	—	133.1	29.4	162.5
Expenditures for long-lived assets	10.7	5.6	3.5	5.5	25.3	3.1	28.4
Long-lived Assets(5)	176.0	202.3	25.5	229.6	633.4	109.9	743.3

(1)

During fiscal 2008, the Company determined to sell or shut down its domestic, Canadian and UK continuities businesses, and intends to sell the Maumelle Facility and the Danbury Facility. During fiscal 2009, the Company also ceased its operations in Argentina and Mexico, its door-to-door selling operations in Puerto Rico, its continuities business in Australia and New Zealand and its corporate book fairs business and closed its Scarsdale NY store. The Company also sold a trade magazine. Additionally, the Company sold a non-core market research business and a non-core on-line resource for teachers and intends to sell a Spanish language book channel. All of the above businesses are classified as discontinued operations in the Company’s financial statements and, as such, are not reflected in this table.

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

(3)	Includes depreciation of property, plant and equipment and amortization of intangible assets.

(4)	Includes amortization of prepublication costs and production costs.

(5)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles, royalty advances, production costs and long-term investments.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

4. Debt

The following table summarizes debt as of the dates indicated:

	August 31, 2009	May 31, 2009	August 31, 2008

Lines of Credit (weighted average interest rates of 2.9%, 3.3% and 4.1%, respectively)	$13.4	$10.9	$63.0
Loan Agreement:
Revolving Loan (interest rate of 3.2% as of August 31, 2008)	—	—	40.0
Term Loan (interest rates of 1.2%, 1.2% and 3.3%, respectively)	125.1	135.8	167.9
5% Notes due 2013, net of discount	152.1	157.0	159.3

Total debt	290.6	303.7	430.2

Less lines of credit, short-term debt and current portion of long-term debt	(56.2)	(53.7)	(105.8)

Total long-term debt	$234.4	$250.0	$324.4

The following table sets forth the maturities of the Company’s debt obligations as of August 31, 2009 for the remainder of fiscal 2010 and thereafter:

Nine-month period ending May 31:
2010	$45.5
Fiscal years ending May 31:
2011	42.8
2012	42.8
2013	159.5
2014	—
Thereafter	—

Total debt	$290.6

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

Loan Agreement

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) entered into a $525.0 credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 revolving credit component (the “Revolving Loan”) and a $200.0 amortizing term loan component (the “Term Loan”). The Loan Agreement is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2012. The $325.0 Revolving Loan component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7, with the first payment on December 31, 2007, and a final payment of $7.4 due on June 1, 2012.

Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing federal funds rate plus 0.500% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based on the Company’s prevailing consolidated debt to total capital ratio. As of August 31, 2009, the applicable margin of the Term Loan was 0.875% and the applicable margin on the Revolving Loan was 0.700%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at August 31, 2009 was 0.175%.

The fair value of the Loan Agreement approximates its carrying value due to its variable interest rate.

As of August 31, 2009, there was $0.5 of outstanding standby letters of credit issued under the Loan Agreement. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at August 31, 2009 the Company was in compliance with these covenants.

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

The fair value of the 5% notes was $130.1 as of August 31, 2009, $129.6 as of May 31, 2009 and $131.6 as of August 31, 2008, respectively. The fair value of the 5% notes was estimated based on market quotes, where available, or dealer quotes.

The Company repurchased $2.5 and $14.5 of the 5% Notes on the open market in fiscal 2009 and 2008, respectively. For the three months ended August 31, 2009, the Company repurchased an additional $5.0 of the 5% notes on the open market for $4.1 million.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

Lines of Credit

As of August 31, 2009, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $20.0. There were no outstanding borrowings under these credit lines at August 31, 2009 and May 31, 2009. The credit lines had an outstanding balance of $37.8 as of August 31, 2008 at a weighted average interest rate of 2.9%. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term, not to exceed 180 days, agreed to at the time each loan is made.

As of August 31, 2009, the Company’s foreign operations had various local currency credit lines, with maximum available borrowings in amounts equivalent to $39.4, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these international facilities equivalent to $13.4 at August 31, 2009 at a weighted average interest rate of 2.9%; $10.9 at May 31, 2009 at a weighted average interest rate of 3.3%; and $25.2 at August 31, 2008 at a weighted average interest rate of 5.9%.

The Company’s lines of credit carrying value approximates fair value as of August 31, 2009, May 31, 2009 and August 31, 2008, respectively.

As of August 31, 2009 and May 31, 2009, the Company had open standby letters of credit of $7.4 issued under certain credit lines, as compared to $8.1 as of August 31, 2008. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

5. Comprehensive Loss

The following table sets forth comprehensive loss for the periods indicated:

	Three months ended August 31,

	2009	2008

Net loss	$(23.0)	$(49.1)

Other comprehensive income (loss)
Foreign currency translation adjustments	3.3	(12.0)
Retirement plans and post-retirement healthcare, net of tax	0.5	0.7

Comprehensive loss	$(19.2)	$(60.4)

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

	Three months ended August 31,

	2009	2008

Loss from continuing operations	$(24.6)	$(42.9)
Earnings (loss) from discontinued operations, net of tax	1.6	(6.2)
Net loss	(23.0)	(49.1)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings per share (in millions)	36.4	37.9
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	*	*
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings per share (in millions)	*	*

(Loss) earnings per share of Class A Stock and Common Stock:
Basic (loss) earnings per share:
Loss from continuing operations	$(0.68)	$(1.13)
Earnings (loss) from discontinued operations, net of tax	$0.05	$(0.17)
Net loss	$(0.63)	$(1.30)

Diluted (loss) earnings per share:
Loss from continuing operations	$(0.68)	$(1.13)
Earnings (loss) from discontinued operations, net of tax	$0.05	$(0.17)
Net loss	$(0.63)	$(1.30)

*	In the three months ended August 31, 2009 and 2008, the Company experienced a loss from continuing operations and therefore did not reflect any dilutive share impact.

Potentially dilutive shares do not impact earnings per share as they are anti-dilutive due to losses in the three months ended August 31, 2009 and 2008, respectively. The number of potentially dilutive options with market prices exceeding exercise prices to purchase Class A and Common Stock and of restricted stock units excluded from the computation of diluted earnings per share, because they were anti-dilutive due to a loss from continuing operations, was approximately 0.1 million and 0.2 million for the three months ended August 31, 2009 and 2008, respectively. Options outstanding pursuant to compensation plans total 6.4 million as of August 31, 2009.

During the three months ended August 31, 2009, the Company repurchased 53,150 common shares for approximately $1.0 pursuant to share buy-back programs authorized by the Board of Directors.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

7. Goodwill and Other Intangibles

Goodwill and other intangible assets with indefinite lives are reviewed annually for impairment or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the periods indicated:

	Three months ended August 31, 2009	Twelve months ended May 31, 2009	Three months ended August 31, 2008

Beginning balance	$157.0	$164.4	$164.4
Impairment charge	—	(17.0)	—
Deferred tax adjustment	—	16.1	—
Purchase adjustment	—	(0.7)	—
Translation adjustment	—	(5.8)	(1.9)

Ending balance	$157.0	$157.0	$162.5

At February 28, 2009, the total market value of the Company’s outstanding Common and Class A shares was less than the carrying value of the Company’s net assets. Due to the reduced total market value of the Company’s Common Stock, the Company evaluated the goodwill for its reporting units for impairment as of February 28, 2009. The Company employed internally developed discounted cash flow forecasts to determine the fair values of its reporting units, based upon the best available financial data. The Company concluded that goodwill associated with the Company’s United Kingdom operations was impaired as of February 28, 2009, and recognized a goodwill impairment of $17.0. Operating results in the United Kingdom have declined in recent periods. The Company performed its annual test for goodwill impairment in the fourth quarter of fiscal 2009, and determined that no additional goodwill, other than the goodwill attributable to the UK operations previously mentioned, was impaired in the prior year. The Company did not experience any goodwill impairment indicators in the current quarter.

The purchase adjustments in fiscal 2009 are related to the acquisition of a school consulting and professional development services company in fiscal 2007. The deferred tax adjustment relates to a prior acquisition included in the Children’s Book Publishing and Distribution segment.

The following table summarizes Other intangibles subject to amortization:

	Three months ended August 31, 2009	Twelve months ended May 31, 2009	Three months ended August 31, 2008

Customer lists	$1.0	$1.0	$1.0
Additions	5.1	0.0	0.0
Accumulated amortization	(0.9)	(0.9)	(0.8)

Net customer lists	$5.2	$0.1	$0.2

Other intangibles	$8.4	$8.4	$8.7
Accumulated amortization	(5.8)	(5.6)	(5.6)

Net other intangibles	$2.6	$2.8	$3.1

Total other intangibles subject to amortization	$7.8	$2.9	$3.3

During the first quarter of the current fiscal year, the Company and its joint venture partner terminated a book distribution joint venture in the United Kingdom. As a result of this transaction, the Company received a portion of the business and a related customer list previously held by the joint venture, in exchange for the forgiveness of amounts owed to the Company by the joint venture and related entities. Accordingly, the Company recognized this customer list in the current period with a carrying value of $5.1.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

Amortization expense for Other intangibles totaled $0.2 and $0.2 for the three months ended August 31, 2009 and 2008, respectively, and $0.7 for the twelve months ended May 31, 2009.

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	August 31, 2009	May 31, 2009	August 31, 2008

Net carrying value by major class:
Titles	$28.7	$28.7	$28.7
Trademarks and Other	15.2	15.2	15.3

Total	$43.9	$43.9	$44.0

8. Investments

The Company owns non-controlling interests in a book distribution business located in the United Kingdom. Results of these operations have been negatively impacted by overall market conditions, and in fiscal 2009 the Company determined that these assets are other than temporarily impaired. In the three month period ended February 28, 2009, the Company recorded impairments on investments related to these operations of $13.5. The Company’s aggregate carrying amount of cost method investments is $10.6, $10.6 and $19.9 for the periods ended August 31, 2009, May 31, 2009 and August 31, 2008, respectively. There were no events or changes in circumstances in the current period that have had an adverse effect on the fair value of these investments.

9. Employee Benefit Plans

The following table sets forth components of the net periodic benefit costs under the Company’s cash balance retirement plan for its United States employees meeting certain eligibility requirements (the “U.S. Pension Plan”), the defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom (the “UK Pension Plan”), the defined benefit pension plan of Grolier Ltd., an indirect subsidiary of Scholastic Corporation located in Canada (the “Canadian Pension Plan” and together with the U. S. Pension Plan and the UK Pension Plan, the “Pension Plans”), and the post-retirement benefits, consisting of certain healthcare and life insurance benefits, provided by the Company to its retired United States-based employees, including participants associated with both continuing operations and discontinued operations, for the periods indicated:

	Pension Plans Three months ended August 31,		Post-Retirement Benefits Three months ended August 31,

	2009	2008	2009	2008

Components of net periodic benefit costs:
Service cost	$—	$2.1	$—	$0.1
Interest cost	2.4	2.7	0.4	0.5
Expected return on assets	(2.0)	(2.9)		—
Net amortization of prior service credit		(0.1)	(0.2)	(0.2)
Amortization of loss	1.1	0.5	0.2	0.2

Net periodic benefit costs	$1.5	$2.3	$0.4	$0.6

Effective June 1, 2009, the Company modified the U.S Pension Plan, such that no further benefits will accrue to employees under the plan. Accordingly, the Company recognized a curtailment loss of $0.5 associated with this action in fiscal 2009. This action was taken by the Company as a cost reduction measure.

Effective June 1, 2009, the Company modified the terms of the Post-Retirement Benefits, effectively excluding a large percentage of current employees from the plan. Under the plan amendments, only employees with 10 or more years of service to the Company and whose age plus service is at least 65 as of June 1, 2009 will be eligible to receive post-retirement benefits upon retirement. Accordingly, the Company recognized a $3.0 curtailment gain associated with this action in fiscal 2009, resulting from recognition of an unamortized prior service credit. This action was taken by the Company as a cost reduction measure.

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the three months ended August 31, 2009, the Company contributed $2.9 to the U.S. Pension Plan.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The Company expects, based on actuarial calculations, to contribute cash of approximately $12.3 to the U.S. Pension Plan, the UK Pension Plan and the Canadian Pension Plan in the aggregate for the fiscal year ending May 31, 2010.

10. Stock-Based Compensation

The following table summarizes stock-based compensation included in Selling, general and administrative expenses for the periods indicated:

	Three months ended August 31,

	2009	2008

Stock option expense	$1.8	$1.5
Restricted stock unit expense	3.0	0.6
Management stock purchase plan	—	—
Employee stock purchase plan expense	0.1	0.1

Total stock-based compensation	$4.9	$2.2

During each of the three months ended August 31, 2009 and 2008, shares of Common Stock issued by the Corporation pursuant to its stock-based compensation plans were not material.

11. Accrued Severance

During fiscal 2009, the Company initiated certain cost reduction measures, including employee headcount reductions. The table below provides information regarding severance costs appearing on the Company’s Condensed Consolidated Statements of Operations associated with these cost reduction measures. Accrued severance of $1.4 as of August 31, 2009 and $3.4 as of May 31, 2009 is included in Other accrued expenses on the Company’s Condensed Consolidated Balance Sheets.

	Three months ended August 31, 2009	Twelve months ended May 31, 2009

Beginning balance	$3.4	$0.4
Accruals	4.3	23.9
Payments	(6.3)	(20.9)

Ending balance	$1.4	$3.4

12. Treasury Stock

On May 28, 2008, the Company announced that its Board of Directors had authorized a new program to repurchase up to $20.0 of Common Stock as conditions allow, on the open market or through negotiated private transactions. On November 20, 2008, the Board of Directors authorized a further program to repurchase up to an additional $10.0 of its Common Stock and, on February 4, 2009, the Board of Directors authorized an additional program to repurchase up to another $5.0 of its Common Stock, to be funded with available cash, pursuant to which the Company could purchase shares, from time to time as conditions allow, on the open market. The repurchase program may be suspended at any time without prior notice. During the three months ended August 31, 2009, the Company repurchased 53,150 shares on the open market for approximately $1.0 at an average cost of $19.36 per share. As of August 31, 2009, approximately $0.1 remained of the current authorization and therefore the program is virtually completed. See Part II, “Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

13. Income Taxes

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”). In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known and applies that rate to its ordinary year to date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

The Company anticipates a full fiscal year tax rate ranging between 40% and 42% for continuing operations for the current fiscal year, exclusive of discrete items. The Company’s expected full year effective tax rate excluding discrete items exceeds statutory rates primarily as a result of net operating losses in foreign jurisdictions, mainly in the UK, where the Company does not expect to realize future tax benefits. As a result, valuation allowances are provided for the net operating loss carry forwards in these jurisdictions. Due to the seasonality of the Company’s operations and discrete items, current period effective tax rates are not meaningful.

The Company recognizes tax benefits of uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company does not currently anticipate a material change to its unrecognized tax benefits within twelve months of August 31, 2009; however, actual developments can change these expectations, including settlement of audits.

The Corporation, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Corporation file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The Company is currently engaged in an IRS examination for the fiscal years ended May 2003, 2004, 2005 and 2006. The Company is also currently under audit by both New York State and New York City for its fiscal years ended May 2002, 2003 and 2004. It is possible that federal, state and foreign tax examinations will be settled during the next twelve months. If any of these tax examinations are settled within that period, the Company will make any necessary adjustments to its unrecognized tax benefits.

14. Subsequent Event

On September 23, 2009, the Company announced that the Board had declared a quarterly dividend of $0.075 per share payable on December 15, 2009 to shareholders of record of the Corporation’s Common Stock and Class A Stock as of October 30, 2009.

Subsequent events have been evaluated through October 2, 2009, which is the filing date of the Company’s report with the SEC for the quarter ended August 31, 2009.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

The Company’s first quarter is generally its smallest revenue period as most schools are not in session, resulting in a seasonal loss. Despite this seasonality, as a result of a strong first quarter, the net loss for the quarter ended August 31, 2009 was significantly reduced to $23.0 million compared to a net loss of $49.1 million in the fiscal quarter ended August 31, 2008.

Accordingly, the Company is on plan to achieve significantly higher earnings and free cash flow in fiscal 2010, and if it reaches the high end of its guidance range, to achieve its goal of 9% operating margins. In particular, the Educational Publishing segment had a record quarter, with technology sales up more than 50% over the prior year as a result of strong execution, new products and adoptions, and the arrival of federal stimulus funds in local districts. Trade sales of the Company’s children’s books rose by 25%, driven by best-selling series including The 39 Clues® and Harry Potter®.

The Company continued to aggressively manage cost, sustaining last year’s reductions. Selling, general and administrative expenses were generally flat. Lower payroll, travel and consulting expenses were offset by higher variable costs resulting from increased education revenues as well as increased stock compensation expense. The Company continues to experience difficulties in its UK operations and expects to restructure these operations in the current fiscal year.

The Company has strengthened its balance sheet by carefully controlling working capital and by generating substantial free cash flow over the past twelve months, while continuing to invest in core operations.

Results of Continuing Operations

Revenues for the quarter ended August 31, 2009 increased by $39.2 million, or 14.2%, to $315.6 million, compared to $276.4 million in the prior fiscal year quarter. This was due to higher revenues in the Educational Publishing and Children’s Book Publishing and Distribution segments of $33.6 million and $15.1 million, respectively, partially offset by lower revenues in the International and Media, Licensing and Advertising segments of $8.5 million and $1.0 million, respectively.

Cost of goods sold as a percentage of revenue for the quarter ended August 31, 2009 decreased to 49.5%, compared to 52.8% in the prior fiscal year quarter, primarily due to growth in higher margin education technology sales.

Selling, general and administrative expenses as a percentage of revenue decreased to 55.0%, compared to 62.5% in the prior fiscal year quarter, primarily resulting from the higher revenues as well as reduced spending due to the implementation of cost cutting measures, partially offset by an increase in commission expense related to the higher education technology sales as well as higher stock compensation expense.

Bad debt expense increased to $2.1 million for the quarter ended August 31, 2009, compared to $1.1 million in the prior fiscal year quarter, primarily in the Children’s Book Publishing and Distribution segment.

Severance expense increased to $4.3 million for the quarter ended August 31, 2009, compared to $3.0 million in the prior fiscal year quarter, as the Company continued to implement its cost reduction plans.

The resulting operating loss for the quarter ended August 31, 2009 was $35.3 million, compared to $62.3 million in the prior fiscal year quarter.

Net interest expense decreased to $3.9 million in the quarter ended August 31, 2009, compared to $5.9 million in the prior fiscal year quarter, due to lower borrowings and lower interest rates.

The loss from continuing operations was $24.6 million, or $0.68 per share, for the quarter ended August 31, 2009, compared to a loss of $42.9 million, or $1.13 per share, in the prior fiscal year quarter.

The income from discontinued operations, net of tax, was $1.6 million, or $0.05 per share, for the quarter ended August 31, 2009, compared to a loss of $6.2 million, or $0.17 per share, in the prior fiscal year quarter. Prior period losses reflect higher severance and

SCHOLASTIC CORPORATION
Item 2. MD&A

impairment charges. Current period income reflects favorable accounts receivable collections without the higher level of offsetting charges.

The net loss was $23.0 million, or $0.63 per share, for the quarter ended August 31, 2009, compared to a net loss of $49.1 million, or $1.30 per share, in the prior fiscal year quarter.

Results of Continuing Operations – Segments

Children’s Book Publishing and Distribution

($ amounts in millions)	Three months ended August 31,

	2009		2008

Revenues	$76.2		$61.1
Operating loss	(47.5)		(54.6)

Operating margin		*		*

     * Not meaningful

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended August 31, 2009 increased by $15.1 million, or 24.7%, to $76.2 million, compared to $61.1 million in the prior fiscal year quarter. This improvement was due to an increase in revenues in the Company’s trade business in the first fiscal quarter of 2010, driven by the release of Harry Potter and the Deathly Hallows paperback book and boxed sets of the series as well as higher sales of the multi platform series The 39 Clues®. School book clubs and book fairs have minimal activity in the Company’s first fiscal quarter, as most schools are not in session.

Segment operating loss for the quarter ended August 31, 2009 decreased by $7.1 million, or 13.0%, to a loss of $47.5 million, compared to a loss of $54.6 million in the prior fiscal year quarter, principally due to the increase in revenues as well as reduced overhead expenses in the segment, driven by previously implemented cost reduction initiatives.

Educational Publishing

($ amounts in millions)	Three months ended August 31,

	2009	2008

Revenues	$148.7	$115.1
Operating income	41.3	21.5

Operating margin	27.8%	18.7%

Revenues in the Educational Publishing segment for the quarter ended August 31, 2009 increased by $33.6 million, or 29.2%, to $148.7 million, compared to $115.1 million in the prior fiscal year quarter. This increase was principally driven by higher sales of education technology products of approximately $35 million, due to improved sales and marketing execution, new product launches, including System 44, and new adoptions, in particular the California adoption of READ180 and System 44, as well as the impact of the federal economic stimulus funding for education, which began to reach school districts in the first quarter.

Segment operating income for the quarter ended August 31, 2009 increased by $19.8 million to $41.3 million, compared to $21.5 million in the prior fiscal year quarter, principally driven by the increase in revenues from education technology sales.

SCHOLASTIC CORPORATION
Item 2. MD&A

International

($ amounts in millions)	Three months ended August 31,

	2009		2008

Revenues	$75.6		$84.1
Operating loss	(1.9)		(3.3)

Operating margin		*		*

     * Not meaningful

Revenues in the International segment for the quarter ended August 31, 2009 decreased by $8.5 million, or 10.1%, to $75.6 million, compared to $84.1 million in the prior fiscal year quarter, primarily due to the unfavorable impact of foreign currency exchange rates of $7.6 million, in addition to a decrease in revenue of $1.6 million in the UK.

Segment operating loss for the quarter ended August 31, 2009 decreased to a loss of $1.9 million, compared to a loss of $3.3 million in the prior fiscal year quarter, primarily due to reduced employee-related expenses in the Company’s Australia operations and the Company’s export operations.

Media, Licensing and Advertising

($ amounts in millions)	Three months ended August 31,

	2009		2008

Revenues	$15.1		$16.1
Operating loss	(3.7)		(4.8)

Operating margin		*		*

     * Not meaningful

Revenues in the Media, Licensing and Advertising segment for the quarter ended August 31, 2009 decreased by $1.0 million, or 6.2%, to $15.1 million, compared to $16.1 million in the prior fiscal year quarter, primarily due to lower revenues from third party sales of software and interactive products, partially offset by higher revenues in the custom publishing business and higher production revenues. For additional information regarding changes in the Company’s reporting structure and segments, please see Note 3 of Notes to Condensed Consolidated Financial Statements - Unaudited in Item 1, “Financial Statements.”

Segment operating loss for the quarter ended August 31, 2009 decreased to a loss of $3.7 million, compared to a loss of $4.8 million in the prior fiscal year quarter, primarily due to reduced selling, general and administrative expenses in the segment driven by cost reduction initiatives.

SCHOLASTIC CORPORATION
Item 2. MD&A

Results of Discontinued Operations

In fiscal 2008, the Company determined to sell or shut down its domestic, Canadian and UK continuities businesses, and intends to sell a related warehousing and distribution facility located in Maumelle, Arkansas (the “Maumelle Facility”) and an office and distribution facility in Danbury, Connecticut (the “Danbury Facility”). During fiscal 2009, the Company also ceased its operations in Argentina and Mexico, its door-to-door selling operations in Puerto Rico, its continuities business in Australia and New Zealand and its corporate book fairs business and closed its Scarsdale, NY store. The Company also sold a trade magazine. Additionally, the Company sold a non-core market research business and a non-core on-line resource for teachers business and intends to sell a Spanish language book channel. All of the above businesses are classified as discontinued operations in the Company’s financial statements for fiscal 2010 and prior year periods.

The earnings from discontinued operations, net of tax, were $1.6 million for the quarter ended August 31, 2009, compared to a loss, net of tax, of $6.2 million in the prior fiscal year quarter. Prior period losses reflect higher severance and impairment charges, while current period income reflects favorable accounts receivable collections without the higher level of offsetting charges.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents, including cash from discontinued operations, totaled $54.2 million at August 31, 2009, compared to $143.6 million at May 31, 2009 and $31.7 million at August 31, 2008.

Cash used in operating activities decreased by $82.7 million to $58.3 million for the three months ended August 31, 2009, compared to $141.0 million in the prior fiscal year period. In addition to the reduced loss of $26.1 million, the $82.7 million decrease was primarily related to favorable working capital changes which included:

•	a $56.0 million increase in accounts payable and other accrued expenses compared to a $17.0 million increase in the prior year period;

•	a $95.0 million increase in inventory in the current period compared to a $125.9 million increase in the prior period;

•	partially offset by increased accounts receivable of $32.4 million in the current period compared to decreases of $16.2 million in the prior year period.

Accounts payable increases were primarily due to the timing of payments and improved terms with key vendors. Inventory reductions resulted from the timing of purchases and Company initiatives designed to reduce inventory levels. Higher accounts receivable balances resulted from higher August sales of education technology products.

Cash used in investing activities increased by $0.8 million to $19.2 million for the three months ended August 31, 2009, compared to $18.4 million in the prior fiscal year period. This change is related to the receipt of proceeds from the sale of discontinued operations of $4.0 million in the prior period, partially offset by reduced spending in property, plant and equipment.

Cash used in financing activities was $10.5 million for the three months ended August 31, 2009, compared to cash provided by financing activities of $68.3 million for the prior fiscal year period. The change is primarily due to reduced borrowings under lines of credit of $73.7 million and reduced borrowings under credit agreements and revolving loans of $40.0 million, partially offset by lower repayments under lines of credit of $28.7 million and lower repurchases of Common Stock of $1.0 million in the first fiscal quarter of 2010 compared to $11.7 million in the prior year fiscal quarter.

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

Despite the current economic conditions, the Company has maintained sufficient liquidity to fund ongoing operations, dividends, authorized common share repurchases, debt service, planned capital expenditures and other investments. As of August 31, 2009, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $54.2 million, cash from operations, and borrowings remaining available under the Revolving Loan (as described under “Financing” below) totaling $325.0 million. Approximately 55% of the Company’s outstanding debt is not due until fiscal 2013, and the remaining 45% is spread ratably over each preceding period. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

The Company’s credit rating from Standard & Poor’s Rating Services is “BB-” and from Moody’s Investors Service is “Ba2.” Both agencies have rated the outlook for the Company as “Stable.” The Company believes that existing committed credit lines, cash from operations and other sources of cash are sufficient to meet the Company’s liquidity needs for the near term, as the Company is currently compliant with its debt covenants and expects to remain compliant for the foreseeable future. The Company’s interest rates for the Loan Agreement are associated with certain leverage ratios, and, accordingly, a change in the Company’s credit rating does not result in an increase in interest costs under the Company’s Loan Agreement.

Financing

Loan Agreement

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) entered into a $525.0 million credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 million revolving credit component (the “Revolving Loan”) and a $200.0 million amortizing term loan component (the “Term Loan”). The Loan Agreement is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2012. The $325.0 million Revolving Loan component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0 million. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7 million, with the first payment on December 31, 2007, and a final payment of $7.4 million due on June 1, 2012.

Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing federal funds rate plus 0.500% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based on the Company’s prevailing consolidated debt to total capital ratio. As of August 31, 2009, the applicable margin of the Term Loan was 0.875% and the applicable margin on the Revolving Loan was 0.700%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at August 31, 2009 was 0.175%.

As of August 31, 2009, there was $0.5 million of outstanding standby letters of credit issued under the Loan Agreement. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at August 31, 2009 the Company was in compliance with these covenants. Please see Note 4 of Notes to Condensed Consolidated Financial Statements – Unaudited in Item 1, for outstanding balances and interest rates for these notes.

SCHOLASTIC CORPORATION
Item 2. MD&A

5% Notes due 2013

In April 2003, Scholastic Corporation issued $175.0 million of 5% Notes (the “5% Notes”). The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year through maturity. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption. The Company repurchased $2.5 million and $14.5 million of the 5% Notes on the open market in fiscal 2009 and 2008, respectively. For the three months ended August 31, 2009, the Company repurchased an additional $5.0 million of the 5% notes on the open market.

Lines of Credit

As of August 31, 2009, the Company’s credit lines available under unsecured money market bid rate credit lines totaled $20.0 million. There were no outstanding borrowings under these credit lines at August 31, 2009 and May 31, 2009. The credit lines had an outstanding balance of $37.8 million as of August 31, 2008 at a weighted average interest rate of 2.9%. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term, not to exceed 180 days, agreed to at the time each loan is made.

As of August 31, 2009, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $39.4 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these international facilities equivalent to $13.4 million at August 31, 2009 at a weighted average interest rate of 2.9%; $10.9 million at May 31, 2009 at a weighted average interest rate of 3.3%; and $25.2 million at August 31, 2008 at a weighted average interest rate of 5.9%.

As of August 31, 2009 and May 31, 2009, the Company had open standby letters of credit of $7.4 million issued under certain credit lines, as compared to $8.1 million as of August 31, 2008. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

The Company’s total debt obligations were $290.6 million at August 31, 2009, $303.7 million at May 31, 2009 and $430.2 million at August 31, 2008. The lower level of debt at August 31, 2009 as compared to May 31, 2009 and August 31, 2008 was primarily due to repayments made on the Term Loan, a repurchase of the Company’s 5% Notes on the open market and reduced borrowings resulting from lower debt requirements. The Company utilized existing cash balances in the first fiscal quarter of 2010 to meet seasonal working capital requirements. As a result, cash balances declined $89.4 million in such fiscal quarter.

For a more complete description of the Company’s debt obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements – Unaudited in Item 1, “Financial Statements.”

SCHOLASTIC CORPORATION
Item 2. MD&A

New Accounting Pronouncements

In December 2008, the FASB issued Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132R-1”). FSP 132R-1 requires additional disclosure regarding investment allocations, major categories, valuation techniques and concentrations of risk related to plan assets held in an employer’s defined benefit pension or postretirement plan. FSP 132R-1 further requires disclosure of any effects of utilizing significant unobservable inputs as defined in SFAS No. 157, “Fair Value Measurements,” upon the overall change in the fair value of the plan assets during the reporting period. FSP 132R-1 is effective for fiscal years ending after December 15, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” where the volume and level of activity for the asset or liability have significantly decreased. . The FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar groups of assets or liabilities). FSP No. FAS 157-4 is effective for the Company for interim and annual reporting periods ending after June 15, 2009, and applies prospectively. This pronouncement did not impact the Company’s condensed consolidated financial position, results of operations and cash flows.

In August 2009, the FASB issued Accounting Standard Update No. 2009-05, “Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value” (“ASU No. 2009-05”). The update provides clarification for circumstances in which a quoted price in an active market for an identical liability is not available. ASU No. 2009- 05 is effective for the first reporting period beginning after August 2009. The Company is currently evaluating the effect, if any, that the adoption of ASU No. 2009-05 will have on its condensed consolidated financial position, results of operations and cash flows.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157.” Collectively, these Staff Positions allow a one-year deferral of adoption of SFAS 157 for non financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis and amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.

The Company adopted SFAS 157 beginning June 1, 2008, except for non financial assets and liabilities measured at fair value on a non-recurring basis, for which the Company adopted SFAS 157 on June 1, 2009. The impact of the adoptions on June 1, 2008 and June 1, 2009 was not material to the Company’s condensed consolidated financial statements.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis subject to the presentation requirements of SFAS 157 at August 31, 2009 consisted of cash and cash equivalents and foreign currency forward contracts, which were not material as of the reporting date. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure.

SCHOLASTIC CORPORATION
Item 2. MD&A

Non financial assets and liabilities for which the Company employs fair value measurement on a non-recurring basis include:

•	long-lived assets when impaired under the provisions of SFAS 144,

•	assets acquired in a business combination,

•	goodwill and indefinite-lived intangible assets,

•	long-lived assets held for sale,

•	long-lived assets held and used,

•	pension assets, and

•	debt.

Level 2 and level 3 inputs will be employed by the Company in the fair value measurement of these assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer accounts for business combinations. SFAS 141R includes guidance for the recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any non-controlling or minority interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies and acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R applies prospectively and is effective for business combinations made by the Company beginning June 1, 2009. This pronouncement did not impact the Company in the current period.

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

SCHOLASTIC CORPORATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts. As of August 31, 2009, these transactions were not significant. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 48% of the Company’s debt at August 31, 2009 and May 31, 2009 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 63% at August 31, 2008. The decrease in variable-rate debt as of August 31, 2009 and May 31, 2009, compared to August 31, 2008, was primarily due to repayments made on the Term Loan, a repurchase of 5% Notes on the open market and reduced borrowings as a result of lower debt requirements. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of August 31, 2009 (see Note 4 of Notes to Condensed Consolidated Financial Statements - Unaudited in Item 1, “Financial Statements”):

($ amounts in millions )	Fiscal Year Maturity

	2010(3)	2011	2012	2013	2014	Thereafter	Total

Debt Obligations
Lines of Credit	$13.4	$—	$—	$—	$—	$—	$13.4
Average interest rate	2.9%

Long-term debt including current
Fixed-rate debt	$—	$—	$—	$153.0		$—	$153.0
Interest rate				5.0%

Variable rate debt	$32.1	$42.8	$42.8	$7.4 (1)		$—	$125.1
Interest rate (2)	1.2%	1.2%	1.2%	1.2%

(1)	Represents the final payment under the Term Loan, which has a final maturity of June 1, 2012 but may be repaid at any time.

(2)	Represents the interest rate under the Term Loan at August 31, 2009; the interest rate is subject to change over the life of the Term Loan.

(3)	2010 includes the remaining nine months of the current fiscal year.

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of August 31, 2009, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended August 31, 2009:

Issuer Purchases of Equity Securities
(Dollars in millions except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs

June 1, 2009 through June 30, 2009	28,195	$19.91	28,195	$0.5	(1)

July 1, 2009 through July 31, 2009	24,955	$18.73	24,955	$0.1

August 1, 2009 through August 31, 2009	—	$—	—	$0.1

Total	53,150	$19.36	53,150	$0.1

(1)

On May 28, 2008, the Company announced that its Board of Directors had authorized a new program to purchase up to $20.0 million of Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. On November 20, 2008 and February 4, 2009, the Board of Directors authorized further programs to repurchase up to an additional $10.0 million and $5.0 million, respectively, of its Common Stock, to be funded with available cash and pursuant to which the Company could purchase shares from time to time as conditions allow on the open market. As of August 31, 2009, approximately $0.1 remained of the current authorization and therefore the program is virtually completed.

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.1** (1)	Scholastic Corporation 2001 Stock Incentive Plan (the”2001 Plan”) amended and restated as of July 21, 2009.

10.2** (1)	Form of Restricted Stock Unit Agreement under the 2001 Plan as of July 21, 2009.

10.3** (1)	Amended and Restated Guidelines for Stock Units Granted under the 2001 Plan as of July 21, 2009.

10.4** (1)	Form of Option Agreement under the 2001 Plan as of July 21, 2009.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of Regulation S-K.

(1) Corrected exhibit replacing corresponding exhibits 10.9 through 10.12 (inclusive) of Registrant’s Annual Report on Form 10-K for the year-ended May 31, 2009.

SCHOLASTIC CORPORATION SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION (Registrant)

Date: October 2, 2009	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President and Chief
Executive Officer

Date: October 2, 2009	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED AUGUST 31, 2009
Exhibits Index

Exhibit Number	Description of Document

10.1	Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”) amended and restated as of July 21, 2009.

10.2	Form of Restricted Stock Unit Agreement under the 2001 Plan as of July 21, 2009.

10.3	Amended and Restated Guidelines for Stock Units Granted under the 2001 Plan as of July 21, 2009.

10.4	Form of Option Agreement under the 2001 Plan as of July 21, 2009.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.