Form 10-Q
period 2009-11-30
SCHOLASTIC CORP
filed 2009-12-22
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of November 30, 2009

Common Stock, $.01 par value	34,781,850
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended November 30,		Six months ended November 30,

	2009	2008	2009	2008

Revenues	$660.1	$653.3	$975.7	$929.7

Operating costs and expenses:
Cost of goods sold	269.7	281.2	425.8	427.2
Selling, general and administrative expenses	224.4	230.5	398.1	403.4
Bad debt expense	4.4	7.2	6.5	8.3
Depreciation and amortization	14.8	15.0	29.5	30.7
Asset impairments	40.1	—	40.1	—
Severance	1.1	11.4	5.4	14.4

Total operating costs and expenses	554.5	545.3	905.4	884.0

Operating income	105.6	108.0	70.3	45.7

Other income	—	—	0.9	—
Interest expense, net	4.3	7.0	8.2	12.9

Earnings from continuing operations before income taxes	101.3	101.0	63.0	32.8
Provision for income taxes	44.5	42.5	30.8	17.2

Earnings from continuing operations	56.8	58.5	32.2	15.6
(Loss) earnings from discontinued operations, net of tax	(1.3)	(15.4)	0.3	(21.6)

Net income (loss)	$55.5	$43.1	$32.5	$(6.0)

Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic:
Earnings from continuing operations	$1.56	$1.56	$0.88	$0.41
(Loss) earnings from discontinued operations, net of tax	$(0.04)	$(0.41)	$0.01	$(0.57)
Net earnings (loss)	$1.52	$1.15	$0.89	$(0.16)
Diluted:
Earnings from continuing operations	$1.54	$1.55	$0.88	$0.41
Loss from discontinued operations, net of tax	$(0.03)	$(0.40)	$0.00	$(0.57)
Net earnings (loss)	$1.51	$1.15	$0.88	$(0.16)

Dividends declared per common share	$0.075	$0.075	$0.150	$0.150

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(Dollar amounts in millions, except per share data)

	November 30, 2009	May 31, 2009	November 30, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$178.3	$143.6	$29.8
Accounts receivable, net	284.6	197.4	264.3
Inventories, net	374.7	344.8	422.5
Deferred income taxes	65.2	62.7	125.2
Prepaid expenses and other current assets	41.7	40.3	70.6
Current assets of discontinued operations	24.4	31.0	73.3

Total current assets	968.9	819.8	985.7

Property, plant and equipment, net	305.3	315.4	323.8
Prepublication costs	111.1	121.5	114.5
Royalty advances, net	41.3	41.5	44.9
Production costs	6.7	6.0	5.6
Goodwill	157.0	157.0	159.7
Other intangibles	18.8	46.8	47.1
Other assets and deferred charges	98.6	100.8	108.4

Total assets	$1,707.7	$1,608.8	$1,789.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	$55.8	$53.7	$70.2
Capital lease obligations	2.2	3.4	4.4
Accounts payable	134.4	128.2	120.1
Accrued royalties	47.9	41.7	35.3
Deferred revenue	73.7	34.2	69.8
Other accrued expenses	183.1	138.9	167.1
Current liabilities of discontinued operations	3.2	7.3	19.4

Total current liabilities	500.3	407.4	486.3

Noncurrent Liabilities:
Long-term debt	223.8	250.0	318.8
Capital lease obligations	54.6	54.5	55.5
Other noncurrent liabilities	101.9	111.9	109.7

Total noncurrent liabilities	380.3	416.4	484.0

Commitments and Contingencies:	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	559.8	552.9	548.2
Accumulated other comprehensive loss	(70.4)	(77.1)	(65.7)
Retained earnings	589.8	562.8	576.6
Treasury stock at cost	(252.5)	(254.0)	(240.1)

Total stockholders’ equity	827.1	785.0	819.4

Total liabilities and stockholders’ equity	$1,707.7	$1,608.8	$1,789.7

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Six months ended November 30,

	2009	2008

Cash flows provided by (used in) operating activities:
Net income (loss)	$32.5	$(6.0)
Earnings (loss) from discontinued operations, net of tax	0.3	(21.6)

Earnings from continuing operations	32.2	15.6

Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable and other reserves	24.3	27.1
Amortization of prepublication and production costs	24.3	20.7
Depreciation and amortization	29.5	30.7
Deferred income taxes	(3.5)	(11.3)
Non-cash write off related to asset impairments	40.1	—
Changes in assets and liabilities:
Accounts receivable	(90.5)	(82.4)
Inventories	(39.1)	(97.6)
Prepaid expenses and other current assets	2.6	(4.8)
Deferred promotion costs	(3.5)	(8.3)
Royalty advances	(3.6)	(3.6)
Accounts payable and other accrued expenses	45.5	22.1
Accrued royalties	5.7	(8.0)
Deferred revenue	39.3	35.7
Pension and post-retirement liability	(6.8)	(5.0)
Other net	3.8	11.7

Total adjustments	68.1	(73.0)

Net cash provided by (used in) operating activities of continuing operations	100.3	(57.4)
Net cash provided by (used in) operating activities of discontinued operations	2.7	(5.9)

Net cash provided by (used in) operating activities	103.0	(63.3)

Cash flows provided by (used in) investing activities:
Prepublication and production expenditures	(22.1)	(26.6)
Additions to property, plant and equipment	(17.2)	(23.4)
Net proceeds from sale of discontinued operations	0.2	4.0
Repayment of loan from investee	—	6.0
Acquisition related payments	—	(2.3)

Net cash used in investing activities of continuing operations	(39.1)	(42.3)
Net cash used in investing activities of discontinued operations	—	(0.7)

Net cash used in investing activities	(39.1)	(43.0)

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Six months ended

	November 30, 2009	November 30, 2008

Cash flows provided by (used in) financing activities:
Borrowings under credit agreement and revolving loan	—	140.0
Repayment of credit agreement and revolving loan	—	(95.0)
Repayment of term loan	(21.4)	(21.4)
Repurchase of 5% notes	(4.1)	—
Borrowings under lines of credit	104.5	319.9
Repayment of lines of credit	(99.4)	(300.5)
Repayment of capital lease obligations	(1.8)	(2.4)
Reacquisition of common stock	(1.0)	(20.1)
Payment of dividends	(2.7)	(2.8)
Other	(0.5)	1.7

Net cash (used in) provided by financing activities of continuing operations	(26.4)	19.4
Net cash provided by financing activities of discontinued operations	—	—

Net cash (used in) provided by financing activities	(26.4)	19.4
Effect of exchange rate changes on cash and cash equivalents	(2.8)	(1.7)

Net increase (decrease) in cash and cash equivalents	34.7	(88.6)

Cash and cash equivalents at beginning of period, including cash of discontinued operations of $0.0 and $4.3 at June 1, 2009 and 2008, respectively	143.6	120.4

Cash and cash equivalents at end of period, including cash of discontinued operations of $0.0 and $2.0 at November 30, 2009 and 2008, respectively	$178.3	$31.8

See accompanying notes

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

1. Basis of Presentation

The accompanying condensed consolidated financial statements consist of the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned subsidiaries (collectively, “Scholastic” or the “Company”). These financial statements have not been audited but reflect those adjustments consisting of normal recurring items that management considers necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2009 relate to the twelve month period ended May 31, 2009.

As more fully described in Note 2, “Discontinued Operations,” the Company has closed or sold several operations during fiscal 2008 and fiscal 2009, and presently holds for sale other operations. All of these businesses are classified as discontinued operations in the Company’s financial statements.

The remaining assets and liabilities associated with the foregoing discontinued businesses or operations are presented in the Company’s Condensed Consolidated Balance Sheets as “Current assets of discontinued operations” and “Current liabilities of discontinued operations” as of November 30, 2009, May 31, 2009 and November 30, 2008. The aggregate results of operations of these businesses for the six months ended November 30, 2009 and 2008 are included in the Condensed Consolidated Statements of Operations as “(Loss) earnings from discontinued operations, net of tax.” The aggregate cash flows of these businesses are also presented separately in the Company’s Consolidated Statements of Cash Flows for the six months ended November 30, 2009 and 2008. All corresponding prior year periods presented in the Company’s Condensed Consolidated Financial Statements and accompanying notes have been reclassified to reflect the discontinued operations presentation.

The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based book club and book fair revenues are greatest in the second and fourth quarters of the fiscal year, while revenues from the sale of instructional materials and educational technology products are highest in the first and fourth quarters. The Company typically experiences losses from operations in the first and third quarters of each fiscal year. Due to the seasonal fluctuations that occur, the November 30, 2008 Condensed Consolidated Balance Sheet is included for comparative purposes.

The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Regulation S-X. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The Company bases its estimates on historical experience, future expectations, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an ongoing basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable; sales returns; gross margin rates used to determine inventory values and gross profits for book fair operations during interim periods; amortization periods; stock-based compensation expense; pension and other post-retirement obligations; tax obligations; and recoverability of inventories, deferred income tax benefits, prepublication costs, royalty advances, and the fair value of goodwill and other intangibles.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

New Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued an amendment to existing standards for employer’s disclosures about postretirement benefit plan assets, which will be effective for fiscal years ending after December 15, 2009. The amendment will require additional disclosures regarding investment allocations, major categories, valuation techniques and concentrations of risk related to plan assets held in an employer’s defined benefit pension or post-retirement plan. It also requires disclosure of any effects of utilizing significant unobservable inputs upon the overall change in the fair value of the plan assets during the reporting period. The Company will comply with the disclosure requirements upon adoption.

In October 2009, the FASB issued Accounting Standard Update No. 2009-13, “Revenue Recognition (Topic 605)” (“ASU No. 2009-13”). The accounting standard update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU No. 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not chosen early adoption and is evaluating the impact on the Company’s consolidated financial position, results of operations and cash flows.

In October 2009, the FASB issued Accounting Standard Update No. 2009-14, “Software (Topic 985) Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). The accounting standard update addresses the accounting revenue arrangements that contain tangible products and software and it affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. The accounting standard amendment clarifies what guidance should be used in allocating and measuring revenue. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software recognition guidance in Subtopic 985-605. The amendment requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. ASU No. 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not chosen early adoption and is evaluating the impact on the Company’s consolidated financial position, results of operations and cash flows.

Recently Adopted Accounting Pronouncements

In August 2009, the FASB issued Accounting Standard Update No. 2009-05, “Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value” (“ASU No. 2009-05”). The update provides clarification for circumstances in which a quoted price in an active market for an identical liability is not available. ASU No. 2009- 05 is effective for the first reporting period beginning after August 2009. See Note 13, “Fair Value Measurements” for a discussion on the impact of this standard.

In September 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of U.S. generally accepted accounting principles (“GAAP”). These changes establish the FASB Accounting Standards Codification™ as the source of authoritative U.S. GAAP for all non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The adoption of these changes did not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

2. Discontinued Operations

In fiscal 2008, the Company determined to sell or shut down its domestic, Canadian and UK continuities businesses, and intends to sell a related warehousing and distribution facility located in Maumelle, Arkansas (the “Maumelle Facility”) and an office and distribution facility in Danbury, Connecticut (the “Danbury Facility”). During fiscal 2009, the Company also ceased its operations in Argentina and Mexico, its door-to-door selling operations in Puerto Rico, as well as its continuities business in Australia and New Zealand, its corporate book fairs business and closed its Scarsdale, NY store. The Company also sold a trade magazine. Additionally, the Company sold a non-core market research business and a non-core on-line resource for teachers business. In fiscal 2010, the Company sold a previously discontinued non-core book distribution business. All of the above businesses are classified as discontinued operations in the Company’s financial statements.

The Company continues to monitor the expected cash proceeds to be realized from the disposition of discontinued operations assets, and adjusts asset values accordingly.

The Company continuously evaluates its portfolio of businesses for both impairment and economic viability. The Company did not cease any additional operations or classify any additional operations as “held for sale” during the six month period ended November 30, 2009.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three months ended November 30,		Six months ended November 30,

	2009	2008	2009	2008

Revenues	$1.1	$18.8	$2.3	$61.9

(Loss) gain on sale	(1.1)	—	(1.1)	10.5
Non-cash impairment charges and gain (loss) on operations	0.1	(20.9)	2.0	(36.0)
Income tax (expense) benefit	(0.3)	5.5	(0.6)	3.9

(Loss) earnings from discontinued operations, net of tax	$(1.3)	$(15.4)	$0.3	$(21.6)

The following table sets forth the assets and liabilities of the discontinued operations included in the Condensed Consolidated Balance Sheets of the Company as of the dates indicated:

	November 30, 2009	May 31, 2009	November 30, 2008

Accounts receivable, net	7.4	13.6	26.5
Inventories, net	0.1	0.8	7.8
Other assets	16.9	16.6	39.0

Current assets of discontinued operations	$24.4	$31.0	$73.3

Accounts payable	0.5	2.2	10.0
Accrued expenses and other liabilities	2.7	5.1	9.4

Current liabilities of discontinued operations	$3.2	$7.3	$19.4

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

In the first quarter of fiscal 2010, the Company reclassified certain revenues and operating expenses formerly included in the Media, Licensing and Advertising segment to the Children’s Book Publishing and Distribution segment. This reclassification consists of revenues and operating expenses derived from sales of media and interactive products sold through the various channels employed by the Children’s Book Publishing and Distribution segment. This change in reporting is consistent with changes in the Company’s internal financial reporting structure, and reflects the chief operating decision maker’s assessment of performance and asset allocation. Prior period results have been reclassified for consistency with this change in reporting structure. Revenues and operating income of $12.2 and $5.6, respectively, for the quarter ended November 30, 2008, and $13.0 and $5.9, respectively, for the six months ended November 30, 2008, were reclassified to the Children’s Book Publishing and Distribution segment from the Media, Licensing and Advertising segment.

	Children’s Book Publishing and Distribution(1)	Educational Publishing(1)	Media, Licensing and Advertising(1)	Overhead(1)(2)	Total Domestic	International(1)	Total

Three months ended November 30, 2009

Revenues	$368.8	$122.6	$37.8	$—	$529.2	$130.9	$660.1
Bad debt expense	1.4	1.0	—	—	2.4	2.0	4.4
Depreciation and amortization(3)	3.6	0.7	0.2	8.8	13.3	1.5	14.8
Amortization(4)	3.0	6.6	2.0	—	11.6	0.6	12.2
Asset impairments	—	36.3	—	—	36.3	3.8	40.1
Royalty advances expensed	4.5	—	0.3	—	4.8	0.3	5.1
Operating income (loss)	107.8	(4.1)	2.6	(15.5)	90.8	14.8	105.6
Expenditures for long-lived assets	11.0	7.0	1.5	4.2	23.7	1.6	25.3

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution(1)	Educational Publishing (1)	Media, Licensing and Advertising(1)	Overhead(1)(2)	Total Domestic	International(1)	Total

Three months ended November 30, 2008

Revenues	$392.9	$91.0	$47.4	$—	$531.3	$122.0	$653.3
Bad debt expense	4.5	0.6	0.4	—	5.5	1.7	7.2
Depreciation and amortization(3)	1.9	0.7	0.4	10.5	13.5	1.5	15.0
Amortization(4)	2.9	5.3	2.0	—	10.2	0.5	10.7
Royalty advances expensed	7.6	0.2	0.3	—	8.1	1.1	9.2
Operating income (loss)	105.1	13.8	4.0	(28.9)	94.0	14.0	108.0
Expenditures for long-lived assets	14.1	9.8	3.2	7.3	34.4	2.8	37.2

Six months ended November 30, 2009

Revenues	$445.0	$271.3	$52.9	$—	$769.2	$206.5	$975.7
Bad debt expense	2.4	1.2	—	—	3.6	2.9	6.5
Depreciation and amortization(3)	6.9	1.6	0.4	17.6	26.5	3.0	29.5
Amortization(4)	5.5	13.4	4.2	—	23.1	1.2	24.3
Asset impairments	—	36.3	—	—	36.3	3.8	40.1
Royalty advances expensed	9.6	0.2	0.4	—	10.2	1.8	12.0
Operating income (loss)	60.3	37.2	(1.1)	(39.0)	57.4	12.9	70.3
Segment assets	523.3	314.0	66.7	508.7	1,412.7	270.6	1,683.3
Goodwill	54.3	88.4	5.9	—	148.6	8.4	157.0
Expenditures for long-lived assets	23.7	12.6	3.1	7.1	46.5	4.4	50.9
Long-lived assets(5)	181.5	167.5	25.0	218.1	592.1	72.0	664.1

Six months ended November 30, 2008

Revenues	$454.0	$206.1	$63.5	$—	$723.6	$206.1	$929.7
Bad debt expense	4.5	1.1	0.3	—	5.9	2.4	8.3
Depreciation and amortization(3)	8.1	2.0	0.5	16.8	27.4	3.3	30.7
Amortization(4)	5.5	10.6	3.5	—	19.6	1.1	20.7
Royalty advances expensed	12.2	0.5	0.4	—	13.1	2.1	15.2
Operating income (loss)	50.5	35.3	(0.8)	(50.0)	35.0	10.7	45.7
Segment assets	591.9	314.9	83.2	453.0	1,443.0	273.4	1,716.4
Goodwill	38.2	89.1	5.8	—	133.1	26.6	159.7
Expenditures for long-lived assets	24.8	15.4	6.7	12.8	59.7	5.9	65.6
Long-lived assets(5)	190.8	189.5	30.4	228.6	639.3	93.6	732.9

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

(1)

During fiscal 2008, the Company determined to sell or shut down its domestic, Canadian and UK continuities businesses, and intends to sell the Maumelle Facility and the Danbury Facility. During fiscal 2009, the Company also ceased its operations in Argentina and Mexico, its door-to-door selling operations in Puerto Rico, as well as its continuities business in Australia and New Zealand, its corporate book fairs business and closed its Scarsdale NY store. The Company also sold a trade magazine. Additionally, the Company sold a non-core market research business and a non-core on-line resource for teachers business. In fiscal 2010, the Company sold a previously discontinued non-core book distribution business. All of the above businesses are classified as discontinued operations in the Company’s financial statements and, as such, are not reflected in this table.

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

(3)	Includes depreciation of property, plant and equipment and amortization of intangible assets.

(4)	Includes amortization of prepublication costs and production costs.

(5)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles, royalty advances, production costs and long-term investments.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

4. Debt

The following table summarizes debt as of the dates indicated:

	November 30, 2009	May 31, 2009	November 30, 2008

Lines of Credit (weighted average interest rates of 3.0%, 3.3% and 4.5%, respectively)	$13.0	$10.9	$27.4
Loan Agreement:
Revolving Loan (interest rate of 2.1% as of November 30, 2008)	—	—	45.0
Term Loan (interest rates of 1.1%, 1.2% and 4.7%, respectively)	114.4	135.8	157.2
5% Notes due 2013, net of discount	152.2	157.0	159.4

Total debt	279.6	303.7	389.0

Less lines of credit, short-term debt and current portion of long-term debt	(55.8)	(53.7)	(70.2)

Total long-term debt	$223.8	$250.0	$318.8

The following table sets forth the maturities of the Company’s debt obligations as of November 30, 2009 for the remainder of fiscal 2010 and thereafter:

Six-month period ending May 31:
2010	$34.4
Fiscal years ending May 31:
2011	42.8
2012	42.8
2013	159.6
2014	—
Thereafter	—

Total debt	$279.6

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

Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing federal funds rate plus 0.500% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based on the Company’s prevailing consolidated debt to total capital ratio. As of November 30, 2009, the applicable margin of the Term Loan was 0.875% and the applicable margin on the Revolving Loan was 0.700%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at November 30, 2009 was 0.175%.

The fair value of the Loan Agreement approximates its carrying value due to its variable interest rate and the Company’s stable credit rating.

As of November 30, 2009, there was $0.5 of outstanding standby letters of credit issued under the Loan Agreement. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at November 30, 2009 the Company was in compliance with these covenants.

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

The fair value of the 5% notes was $143.8 as of November 30, 2009, $129.6 as of May 31, 2009 and $135.6 as of November 30, 2008, respectively. The fair value of the 5% notes was estimated based on market quotes, where available, or dealer quotes.

The Company repurchased $2.5 and $14.5 of the 5% Notes on the open market in fiscal 2009 and 2008, respectively. For the six months ended November 30, 2009, the Company repurchased an additional $5.0 of the 5% notes on the open market for $4.1.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Lines of Credit

As of November 30, 2009, the Company’s domestic credit line available under unsecured money market bid rate credit lines totaled $20.0. There were no outstanding borrowings under the credit line at November 30, 2009, May 31, 2009 and November 30, 2008. All loans made under the credit line are at the sole discretion of the lender and at an interest rate and term, not to exceed 365 days, agreed to at the time each loan is made.

As of November 30, 2009, the Company’s foreign operations had various local currency credit lines, with maximum available borrowings in amounts equivalent to $51.8, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these international facilities equivalent to $13.0 at November 30, 2009 at a weighted average interest rate of 3.0%; $10.9 at May 31, 2009 at a weighted average interest rate of 3.3%; and $27.4 at November 30, 2008 at a weighted average interest rate of 4.5%.

The Company’s lines of credit carrying value approximated fair value as of November 30, 2009, May 31, 2009 and November 30, 2008, respectively.

As of November 30, 2009 and May 31, 2009, the Company had open standby letters of credit of $7.4 issued under certain credit lines, compared to $8.1 as of November 30, 2008. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

5. Comprehensive Income (Loss)

The following table sets forth comprehensive income (loss) for the periods indicated:

	Three months ended November 30,		Six months ended November 30,

	2009	2008	2009	2008

Net income (loss)	$55.5	$43.1	$32.5	$(6.0)

Other comprehensive income (loss)
Foreign currency translation adjustments	2.2	(21.2)	5.5	(33.4)
Retirement plans and post-retirement healthcare, net of tax	0.7	1.5	1.2	2.2

Comprehensive income (loss)	$58.4	$23.4	$39.2	$(37.2)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

6. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average Shares of Class A Stock and Common Stock outstanding during the period. Diluted earnings (loss) per share is calculated to give effect to potentially dilutive options to purchase Class A and Common Stock and restricted stock units granted pursuant to the Company’s stock-based compensation plans that were outstanding during the period. In accordance with the accounting standard addressing earnings per share, in a period in which the Company reports a discontinued operation, income (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive. The Company calculates per share figures prior to rounding in millions. The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended November 30,		Six months ended November 30,

	2009	2008	2009	2008

Earnings from continuing operations	$56.8	$58.5	$32.2	$15.6
(Loss) earnings from discontinued operations, net of tax	(1.3)	(15.4)	0.3	(21.6)
Net income (loss)	55.5	43.1	32.5	(6.0)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings per share (in millions)	36.4	37.6	36.4	37.7
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.4	0.1	0.3	0.2
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings per share (in millions)	36.8	37.7	36.7	37.9

Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:
Earnings from continuing operations	$1.56	$1.56	$0.88	$0.41
(Loss) earnings from discontinued operations, net of tax	$(0.04)	$(0.41)	$0.01	$(0.57)
Net earnings (loss)	$1.52	$1.15	$0.89	$(0.16)

Diluted earnings (loss) per share:
Earnings from continuing operations	$1.54	$1.55	$0.88	$0.41
Loss from discontinued operations, net of tax	$(0.03)	$(0.40)	$0.00	$(0.57)
Net earnings (loss)	$1.51	$1.15	$0.88	$(0.16)

Shares outstanding pursuant to compensation plans total 6.4 million as of November 30, 2009. Anti-dilutive options outstanding were 5.4 million and 6.2 million, as of November 30, 2009 and 2008, respectively.

During the six months ended November 30, 2009, the Company repurchased 54,000 common shares for approximately $1.0 pursuant to share buy-back programs authorized by the Board of Directors.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

7. Goodwill and Other Intangibles

Goodwill and other intangible assets with indefinite lives are reviewed annually for impairment or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the periods indicated:

	Six months ended November 30, 2009	Twelve months ended May 31, 2009	Six months ended November 30, 2008

Beginning balance	$157.0	$164.4	$164.4
Impairment charge	—	(17.0)	—
Deferred tax adjustment	—	16.1	—
Purchase adjustment	—	(0.7)	—
Translation adjustment	—	(5.8)	(4.7)

Ending balance	$157.0	$157.0	$159.7

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

The following table summarizes Other intangibles subject to amortization:

	Six months ended November 30, 2009	Twelve months ended May 31, 2009	Six months ended November 30, 2008

Beginning balance	$0.1	$0.2	$0.2
Additions	5.1	—	—
Impairment charge	(3.8)	—	—
Other adjustments	(0.3)	—	—
Amortization expense	—	(0.1)	—

Net customer lists	$1.1	$0.1	$0.2

Beginning balance	$2.8	$3.3	$3.3
Amortization expense	(0.2)	(0.5)	(0.4)

Net other intangibles	$2.6	$2.8	$2.9

Total other intangibles subject to amortization	$3.7	$2.9	$3.1

During the first quarter of the current fiscal year, the Company and its joint venture partner terminated a book distribution joint venture in the United Kingdom. As a result of this transaction, the Company received a portion of the business and a related customer list previously held by the joint venture, in exchange for the partial forgiveness of amounts owed to the Company by the joint venture and related entities. The Company recognized this customer list in the first quarter of fiscal 2010 with a carrying value of $5.1, which the Company intended to operate apart from its existing customer list. In the second quarter of fiscal 2010, the Company determined that, to maximize profitability, the acquired customer list should ultimately be combined with its existing customer list.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The Company assessed this customer list for impairment and determined that the customer list is impaired based upon the highest and best use for this asset. This assessment incorporated internally developed cash flow projections to measure fair value, as market data for this asset is not readily available. Accordingly, the Company recognized an impairment charge in the current period related to this asset of $3.8.

Also in the period, the Company implemented certain strategic initiatives to centralize publishing efforts within the Children’s Book Publishing and Distribution segment. These initiatives included the elimination of the front list for certain library-specific titles. The Company will continue to serve the library market through other channels, notably the Trade channel within the Children’s Book Publishing and Distribution segment. As a result of these initiatives, and in tandem with reduced expectations in certain Educational Publishing print businesses, the Company determined that the titles and intangible assets of $28.7 and prepublication costs of $7.6 associated with such businesses, totaling $36.3, were impaired. The Company employed qualitative and internally developed quantitative methods, including discounted cash flow models, to determine the fair value of the assets a market participant would receive upon sale of the assets. Significant inputs included a best use analysis of the existing market for the assets, including uses for the assets other than their current usage, resulting in a determination that the market for the assets had declined significantly.

Amortization expense for Other intangibles totaled $0.2 and $0.4 for the six months ended November 30, 2009 and 2008, respectively, and $0.6 for the twelve months ended May 31, 2009.

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	Six months ended November 30, 2009	Twelve months ended May 31, 2009	Six months ended November 30, 2008

Titles	$—	$28.7	$28.7
Trademarks and other	15.1	15.2	15.3

Total	$15.1	$43.9	$44.0

8. Investments

The Company owns non-controlling interests in a book distribution business located in the United Kingdom. Results of these operations have been negatively impacted by overall market conditions, and in fiscal 2009 the Company determined that these assets were other than temporarily impaired. In the three-month period ended February 28, 2009, the Company recorded impairments on investments related to these operations of $13.5. The carrying value of these assets is $9.1 as of November 30, 2009. The United Kingdom publishing and distribution market continues to experience difficulties, and the Company is monitoring this investment for future indicators of impairment. The Company’s aggregate carrying amount of all cost method investments is $10.6, $10.6 and $19.9 for the periods ended November 30, 2009, May 31, 2009 and November 30, 2008, respectively.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

9. Employee Benefit Plans

The following table sets forth components of the net periodic benefit costs under the Company’s cash balance retirement plan for its United States employees meeting certain eligibility requirements (the “U.S. Pension Plan”), the defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom (the “UK Pension Plan”), the defined benefit pension plan of Grolier Ltd., an indirect subsidiary of Scholastic Corporation located in Canada (the “Canadian Pension Plan” and together with the U.S. Pension Plan and the UK Pension Plan, the “Pension Plans”), and the post-retirement benefits consisting of certain healthcare and life insurance benefits provided by the Company to its retired United States based employees, including participants associated with both continuing operations and discontinued operations, for the periods indicated:

	Pension Plans Three months ended November 30,		Post-Retirement Benefits Three months ended November 30,

	2009	2008	2009	2008

Components of net periodic benefit costs:
Service cost	$—	$1.9	$—	$—
Interest cost	2.5	2.4	0.4	0.4
Expected return on assets	(2.0)	(2.7)	—	—
Net amortization of prior service credit	—	—	(0.2)	(0.2)
Amortization of loss	0.2	0.5	0.2	0.2

Net periodic benefit costs	$0.7	$2.1	$0.4	$0.4

	Pension Plans Six months ended November 30,		Post-Retirement Benefits Six months ended November 30,

	2009	2008	2009	2008

Components of net periodic benefit costs:
Service cost	$0.1	$4.0	$—	$0.1
Interest cost	4.9	5.1	0.7	0.7
Expected return on assets	(4.1)	(5.6)	—	—
Net amortization of prior service credit	—	(0.1)	(0.3)	(0.4)
Amortization of loss	1.4	1.0	0.3	0.3

Net periodic benefit costs	$2.3	$4.4	$0.7	$0.7

Effective June 1, 2009, the Company modified the U.S. Pension Plan, such that no further benefits will accrue to employees under the plan. Accordingly, the Company recognized a curtailment loss of $0.5 associated with this action in fiscal 2009. This action was taken by the Company as a cost reduction measure. As the plan no longer has any active participants, the Company has determined that actuarial losses, previously recognized as a component of Other Comprehensive Income should now be amortized over the remaining expected lives of participants, rather than the remaining expected service period.

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

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the six months ended November 30, 2009, the Company contributed $6.5 to the U.S. Pension Plan, $0.3 to the UK Pension Plan and $0.6 to the Canadian Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $13.6 in the aggregate to the U.S. Pension Plan, the UK Pension Plan and the Canadian Pension Plan for the fiscal year ending May 31, 2010.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

10. Share-Based Payments

The Company provides for equity-based incentives to be awarded to key employees and non-employee directors. These incentives are administered through various plans, and currently consist of stock options and restricted stock units. The Company also provides a management and an employee stock purchase plan. The following table summarizes compensation expense for share-based awards included in Selling, general and administrative expenses for the periods indicated:

	Three months ended November 30,		Six months ended November 30,

	2009	2008	2009	2008

Stock option expense	$2.1	$1.3	$5.1	$2.8
Restricted stock unit expense	0.9	3.0	2.8	3.7
Management stock purchase plan	0.4	—	0.4	—
Employee stock purchase plan	0.1	0.3	0.1	0.3

Total stock-based compensation	$3.5	$4.6	$8.4	$6.8

During each of the six months ended November 30, 2009 and 2008, shares of Common Stock issued by the Corporation pursuant to its stock-based compensation plans were not material.

11. Accrued Severance and Other Restructuring Costs

In the second quarter of fiscal 2010, the Company initiated restructuring activities in the United Kingdom operations within the Company’s International segment, which resulted in severance expense of $0.8 and general and administrative expenses of $1.1. Future costs associated with this restructuring are anticipated to result in additional expense of approximately $4.0. The prior year period includes amounts associated with cost reduction measures, including employee headcount reductions associated with a voluntary retirement program and other actions totaling $14.4.

The table below provides information regarding severance costs appearing on the Company’s Condensed Consolidated Statements of Operations associated with these cost reduction measures. Accrued severance of $1.5 as of November 30, 2009 is included in Other accrued expenses on the Company’s Condensed Consolidated Balance Sheets.

	Six months ended November 30, 2009	Twelve months ended May 31, 2009	Six months ended November 30, 2008

Beginning balance	$3.4	$0.4	$0.4
Accruals	5.4	23.9	14.4
Payments	(7.3)	(20.9)	(9.1)

Ending balance	$1.5	$3.4	$5.7

12. Treasury Stock

On May 28, 2008, the Company announced that its Board of Directors had authorized a new program to repurchase up to $20.0 of Common Stock as conditions allow, on the open market or through negotiated private transactions. On November 20, 2008, the Board of Directors authorized a further program to repurchase up to an additional $10.0 of its Common Stock and, on February 4, 2009, the Board of Directors authorized an additional program to repurchase up to another $5.0 of its Common Stock, to be funded with available cash, pursuant to which the Company could purchase shares, from time to time as conditions allow, on the open market. During the six months ended November 30, 2009, the Company repurchased 54,000 shares on the open market for approximately $1.0 at an average cost of $19.42 per share. As of November 30, 2009, the program is virtually completed. See Part II – Other Information, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” and Note 15, “Subsequent Events” for additional details on the share buy back program.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

13. Fair Value Measurements

On June 1, 2008, the Company adopted a new accounting standard regarding fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the Company’s financial statements. The Financial Accounting Standards Board issued a one year deferral of the fair value measurement requirements for non financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis at the time of issuance. The Company adopted the remainder of the new standard on June 1, 2009. The accounting standard requires that the Company determine the appropriate level in the fair value hierarchy for each fair value measurement. The fair value hierarchy prioritizes the inputs, which refer to assumptions that market participants would use in pricing an asset or liability, based upon the highest and best use, into three levels as follows:

•	Level 1 Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

•	Level 2 Observable inputs other than unadjusted quoted prices in active markets for identical assets or liabilities such as

	o	Quoted prices for similar assets or liabilities in active markets
	o	Quoted prices for identical or similar assets or liabilities in inactive markets
	o	Inputs other than quoted prices that are observable for the asset or liability
	o	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 Unobservable inputs in which there is little or no market data available, which are significant to the fair value measurement and require the Company to develop its own assumptions.

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, debt and foreign currency forward contracts, which were not material as of the reporting date. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure. For a more complete description please see Note 4, “Debt.”

Non financial assets and liabilities for which the Company employs fair value measures on a non-recurring basis include:

•	long-lived assets when impaired,
•	assets acquired in a business combination,
•	goodwill and indefinite-lived intangible assets, when impaired, and
•	long-lived assets held for sale

Level 2 and level 3 inputs are employed by the Company in the fair value measurement of these assets and liabilities. In the current period, the Company recognized impairments of indefinite-lived and long-lived assets totaling $40.1. The Company used level 3 inputs in its determination of the fair value of these impaired assets. See Note 7, “Goodwill and Other Intangibles,” for a discussion of the fair value measures employed in these asset impairment analyses.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

14. Income Taxes

The Company calculates its interim income tax provision in accordance with the accounting standards covering interim financial reporting and accounting for income taxes in interim periods. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known and applies that rate to its ordinary year to date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

The Company’s annual effective tax rate for the fiscal year ending May 31, 2010 is currently expected to be approximately 46%. The Company’s expected full year effective tax rate exceeds statutory rates primarily as a result of net operating losses in foreign jurisdictions, mainly in the UK, where the Company does not expect to realize future tax benefits. As a result, valuation allowances are provided for the net operating loss carry forwards in these jurisdictions.

The Company recognizes tax benefits of uncertain tax positions in accordance with the current accounting guidance pertaining to uncertainty in income taxes. The Company does not currently anticipate a material change to its unrecognized tax benefits within twelve months of November 30, 2009; however, actual developments can change these expectations, including settlement of audits.

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

15. Subsequent Events

On December 16, 2009, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.075 per share payable on March 15, 2010 to shareholders of record of the Corporation’s Class A Stock and Common Stock as of January 29, 2010.

On December 16, 2009, the Company also announced that its Board of Directors had authorized a further program to repurchase up to $20.0 of its Common Stock, from time to time as conditions allow, on the open market or in negotiated private transactions.

Subsequent events have been evaluated through December 21, 2009, which is the filing date of the Company’s report with the SEC for the quarter ended November 30, 2009.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

During the second quarter of fiscal 2010, the Company delivered strong results, with a nearly 100% increase in higher margin educational technology sales, as well as margin benefit from targeted price increases and Company-wide cost reductions. On a continuing operations basis, revenue for the quarter was $660.1 million, up 1% from $653.3 million in the prior period, and earnings per diluted share were $1.54, compared to $1.55 a year ago. Revenue in the Educational Publishing segment in the quarter rose 35% driven by an almost 100%, or over $25 million, increase in sales of educational technology and related services. This was partially offset by a decline in revenues in the School Book Clubs business as a result of fewer orders related to planned cuts in promotion spending and the late start of the school year. Teacher layoffs and reassignments in some districts also disrupted book club ordering, primarily in September

Earnings from continuing operations, net of tax, for the quarter ended November 30, 2009 were $56.8 million compared to earnings from continuing operations, net of tax, of $58.5 million in the quarter ended November 30, 2008. During the second quarter, the Company consolidated supplemental non-fiction and library print publishing activities into the Children’s Book Publishing and Distribution segment, resulting in a non-cash charge of $36.3 million. In addition, the Company recorded a non-cash charge of $5.7 million related to restructuring efforts and asset impairments in the United Kingdom. The results in the current period reflect these one-time charges totaling $42.0 million. The prior year period included one-time expenses, primarily severance, of $10.9 million related to the Company’s cost reduction plans.

During the second quarter, the Company completed the sale of a previously discontinued non-core book distribution business. The results of this business have been included in discontinued operations through the date of the sale.

During the second quarter, the Company continued to maintain a strong balance sheet. In addition, improved earnings and working capital improvements, specifically in accounts payable and inventory management, resulted in strong cash flow, increased the Company’s cash by $148.5 million and decreased debt balances by $109.4 million compared to November 30, 2008.

These results position the Company well to achieve its fiscal 2010 plan, reaching 9% operating margins if the Company attains the upper end of such plan, while continuing to maintain a strong balance sheet and achieving increased cash flow. This is based on the following factors:

•

The year-to-date expansion of sales in the Educational Publishing segment should position the Company to continue to benefit from incremental sales in this segment associated with the federal stimulus funding for this fiscal year

•	Planned investments in new educational technology products and a strategic expansion of the sales and service organization in Scholastic Education

•	Continued investment in the Book Clubs business to expand COOL and PCOOL (PARENT COOL) enabling the Company to reach a broader audience and provide a streamlined customer purchase experience

•	Planned restructuring of the UK business where the Company expects this restructuring to result in reduced losses in the second half of fiscal 2010

The Company anticipates that the strong first half profit improvement will continue at a lower rate in the second half of fiscal 2010 due to an increase in employee benefits including the reinstatement of the incentive compensation plan as a result of higher educational technology sales, as well as higher employee medical expenses. Educational technology growth is expected to slow in the second half of fiscal 2010, as the first half benefited from the California adoption of READ180® and System 44TM, which are not expected to be significant in the second half, and a larger percentage of service business is anticipated in the second half, as well as higher prepublication amortization and selling expenses, which will have an impact on Scholastic Education’s margins

Results of Continuing Operations

Revenues for the quarter ended November 30, 2009 increased by $6.8 million, or 1.0%, to $660.1 million, compared to $653.3 million in the prior fiscal year quarter. This was due to higher revenues in the Educational Publishing and International segments of $31.6 million and $8.9 million, respectively, partially offset by lower revenues in the Children’s Book Publishing and Distribution and Media, Licensing and Advertising segments of $24.1 million and $9.6 million, respectively. For the six months ended November 30, 2009, revenues increased $46.0 million, or 4.9%, to $975.7 million, compared to $929.7 million in the prior fiscal year period, primarily due to higher revenues in the Educational Publishing segment partially offset by lower revenues from the Media, Licensing and Advertising and Children’s Book Publishing and Distribution segments.

Cost of goods sold decreased to $269.7 million, or 40.9% of revenues, for the quarter ended November 30, 2009, as compared to $281.2 million, or 43.0% of revenues, in the prior fiscal year quarter, primarily due to growth in higher margin educational technology sales and

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

improved pricing. For the six months ended November 30, 2009, cost of goods sold decreased to $425.8 million, or 43.6% of revenues, compared to $427.2 million, or 46.0% of revenues, in the prior fiscal year period, primarily due to the growth in higher margin educational technology sales, improved pricing and reduced editorial costs.

Selling, general and administrative expenses (“SG&A”), excluding severance expense, for the quarter were $224.4 million, or 34.0% of revenue, as compared to $230.5 million, or 35.3% of revenue, in the prior fiscal year quarter, primarily resulting from reduced promotion spending and higher revenues as well as reduced spending due to the implementation of cost cutting measures, partially offset by the inclusion of incentive compensation expense related to the higher educational technology sales and higher sales tax expense. For the six months ended November 30, 2009, SG&A, excluding severance expense, was $398.1 million, or 40.8% of revenues, as compared to $403.4 million, or 43.4% of revenues, in the prior year fiscal period. The decrease is primarily related to higher revenue and reduced promotion spending, partially offset by the incentive compensation expense related to the higher educational technology sales and higher sales tax expense.

Bad debt expense decreased to $4.4 million for the quarter ended November 30, 2009, compared to $7.2 million in the prior fiscal year quarter. For the six months ended November 30, 2009, bad debt expense decreased by $1.8 million to $6.5 million from $8.3 million in the prior fiscal year period. The decrease in both periods was primarily in the Children’s Book Publishing and Distribution segment, as the prior year periods reflected accruals for increased credit risk for certain customers.

Severance expense decreased by $10.3 million to $1.1 million for the quarter ended November 30, 2009, compared to $11.4 million for the prior fiscal year quarter. The Company initiated restructuring activities in the United Kingdom in the second quarter, which resulted in severance expense of $0.8 million. For the six months ended November 30, 2009, severance expense decreased by $9.0 million to $5.4 million, compared to $14.4 million in the prior year.

In the current quarter, the Company recognized $40.1 million in asset impairments primarily in the Educational Publishing segment. As part of the Company’s ongoing plan to reduce costs and consolidated publishing activities, the Educational Publishing segment’s supplemental print non-fiction and reference publishing for library titles has been consolidated into the Children’s Book segment. In connection with this consolidation, the Company recorded a non-cash charge for impairment of intangible and prepublication costs associated with print publishing for libraries totaling $36.3 million during the quarter ended November 30, 2009. Also included in the quarter is an impairment charge of $3.8 million related to a customer list acquired in connection with the dissolution of a joint venture in the United Kingdom. The Company commenced restructuring activities in the United Kingdom, including the integration of this customer list, resulting in the impairment.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

The resulting operating income for the quarter ended November 30, 2009 was $105.6 million, compared to $108.0 million in the prior fiscal year quarter. For the six months ended November 30, 2009, operating income increased to $70.3 million, compared to $45.7 million in the prior year.

Net interest expense decreased to $4.3 million in the quarter ended November 30, 2009, compared to $7.0 million in the prior fiscal year quarter. For the six months ended November 30, 2009, net interest expense decreased by $4.7 million to $8.2 million, compared to $12.9 million in the prior fiscal year period. Both reductions in net interest expense were driven by lower borrowing levels and lower interest rates. The lower borrowings were driven by improved cash from operations, as the Company significantly reduced its working capital requirements.

The Company’s provision for income taxes with respect to continuing operations resulted in an effective tax rate of 43.9% and 42.0% for the quarters ended November 30, 2009 and November 30, 2008, respectively. Effective tax rates for the six months ended November 30, 2009 and November 30, 2008 were 48.9% and 52.5%, respectively. The effective tax rates for all periods exceed statutory rates primarily due to losses in certain foreign subsidiaries for which the Company does not expect to realize corresponding income tax benefits. Due to the seasonality of the Company’s operations and discrete items, current period effective tax rates are not meaningful.

Earnings from continuing operations were $56.8 million, or $1.54 per diluted share, for the quarter ended November 30, 2009, compared to $58.5 million, or $1.55 per diluted share, in the prior fiscal year quarter. For the six months ended November 30, 2009, earnings from continuing operations were $32.2 million, or $0.88 per diluted share, compared to $15.6 million, or $0.41 per diluted share, in the prior fiscal year period.

The loss from discontinued operations, net of tax, was $1.3 million, or $0.03 per diluted share, for the quarter ended November 30, 2009, compared to $15.4 million, or $0.40 per diluted share, in the prior fiscal year quarter. For the six months ended November 30, 2009, earnings from discontinued operations, net of tax, was $0.3 million, or less than $0.01 per diluted share, compared to a loss of $21.6 million, or $0.57 per diluted share, in the prior fiscal year period.

Net income was $55.5 million, or $1.51 per diluted share, for the quarter ended November 30, 2009, compared to $43.1 million, or $1.15 per diluted share, in the prior fiscal year quarter. For the six months ended November 30, 2009, net income was $32.5 million, or $0.88 per diluted share, compared to a net loss of $6.0 million, or $0.16 per diluted share, in the prior fiscal year period.

SCHOLASTIC CORPORATION
Item 2. MD&A

Results of Continuing Operations – Segments

Children’s Book Publishing and Distribution

($ amounts in millions)	Three months ended November 30,		Six months ended November 30,

	2009	2008	2009	2008

Revenues	$368.8	$392.9	$445.0	$454.0
Operating income	107.8	105.1	60.3	50.5

Operating margin	29.2%	26.7%	13.6%	11.1%

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended November 30, 2009 decreased by $24.1 million, or 6.1%, to $368.8 million, compared to $392.9 million in the prior fiscal year quarter. This decline was due primarily to lower revenues in the Company’s book club business resulting from fewer orders driven in part by a planned reduction in promotion spending and the late start of the school year, as well as disruptions to book club ordering due to teacher layoffs and reassignments in some districts, particularly in September. Revenues for the six months ended November 30, 2009 decreased by $9.0 million to $445.0 million, compared to $454.0 million in the prior fiscal year period. This decrease was due to lower revenues in the Company’s book clubs business as noted above, partially offset by improved performance in the Company’s trade business over the same prior year period related to revenues generated from the Harry Potter series and The 39 Clues ® series, as well as improved performance in the Company’s book fairs business.

Segment operating income for the quarter ended November 30, 2009 increased by $2.7 million, or 2.6%, to $107.8 million, compared to $105.1 million in the prior fiscal year quarter, principally due to improved results in the Trade business compared to the prior fiscal year period, as well as reduced spending in the book fairs business, resulting from initiatives executed earlier in the year to consolidate distribution facilities. These improvements were partially offset by lower results in the Company’s book club business related to the lower revenues, partially offset by reduced promotion expenses. Segment operating income for the six months ended November 30, 2009 increased by $9.8 million, or 19.4%, to $60.3 million, compared to $50.5 million in the prior fiscal year period, principally due to lower promotion costs in the current fiscal year period and higher bad debt expense recognized in the prior fiscal year period.

Educational Publishing

($ amounts in millions)	Three months ended November 30,			Six months ended November 30,

	2009		2008	2009	2008

Revenues	$122.6		$91.0	$271.3	$206.1
Operating (loss) income	(4.1)		13.8	37.2	35.3

Operating margin		*	15.2%	13.7%	17.1%

     * Not meaningful

Revenues in the Educational Publishing segment for the quarter ended November 30, 2009 increased by $31.6 million, or 34.7%, to $122.6 million, compared to $91.0 million in the prior fiscal year quarter. This increase was principally driven by higher sales of educational technology products of approximately $28 million in the second quarter. Segment revenues for the six months ended November 30, 2009 increased by $65.2 million, or 31.6%, to $271.3 million, compared to $206.1 million in the prior fiscal year period. This increase was principally driven by higher revenues of approximately $63 million from sales of READ180, System 44 and other technology products and new adoptions, in particular the California adoption of READ180 and System 44, as well as the impact of the federal economic stimulus funding for education, which began to reach school districts in the first quarter.

SCHOLASTIC CORPORATION
Item 2. MD&A

Segment operating loss for the quarter ended November 30, 2009 was $4.1 million, as compared to operating income in the prior year fiscal quarter of $13.8 million. This $17.9 million decline is attributable to a $36.3 million impairment charge recorded in connection with the Company’s decision to consolidate supplemental non-fiction and library publishing activities into the Children’s Book Publishing and Distribution segment. This was partially offset by the increased educational technology revenues in the quarter. Segment operating income for the six months ended November 30, 2009 increased by $1.9 million, or 5.4%, to $37.2 million, compared to $35.3 million in the prior fiscal year period. This increase is primarily due to the increase in revenues from education technology sales, partially offset by the asset impairment charge of $36.3 million described above.

International

($ amounts in millions)	Three months ended November 30,		Six months ended November 30,

	2009	2008	2009	2008

Revenues	$130.9	$122.0	$206.5	$206.1
Operating income	14.8	14.0	12.9	10.7

Operating margin	11.3%	11.5%	6.2%	5.2%

Revenues in the International segment for the quarter ended November 30, 2009 increased by $8.9 million, or 7.3%, to $130.9 million, compared to $122.0 million in the prior fiscal year quarter, primarily due to a favorable impact of foreign currency exchange rates of $8.9 million, as well as increased local currency revenues in the Company’s Canadian operation of $2.8 million, partially offset by lower revenues in the Company’s export business of $3.4 million. Segment revenues for the six months ended November 30, 2009 increased by $0.4 million to $206.5 million, compared to $206.1 million in the prior fiscal year period, primarily due to the favorable impact of foreign currency exchange rates.

Segment operating income for the quarter ended November 30, 2009 increased by $0.8 million, or 5.7%, to $14.8 million, compared to $14.0 million in the prior fiscal year quarter, primarily due to a favorable impact of foreign currency exchange rates of $6.5 million, partially offset by lower results in the United Kingdom, which included an impairment charge of $3.8 million related to customer lists acquired in connection with the dissolution of a joint venture and restructuring costs of $1.9 million related to the consolidation of distribution facilities. Segment operating income for the six months ended November 30, 2009 increased by $2.2 million, or 20.6%, to $12.9 million, compared to $10.7 million in the prior fiscal year period. This increase was primarily due to the favorable impact of foreign currency exchange rates of $6.6 million, partially offset by lower results in the United Kingdom.

Media, Licensing and Advertising

($ amounts in millions)	Three months ended November 30,		Six months ended November 30,

	2009	2008	2009		2008

Revenues	$37.8	$47.4	$52.9		$63.5
Operating income (loss)	2.6	4.0	(1.1)		(0.8)

Operating margin	6.9%	8.4%		*		*

     * Not meaningful

Revenues in the Media, Licensing and Advertising segment for the quarter ended November 30, 2009 decreased by $9.6 million, or 20.3%, to $37.8 million, compared to $47.4 million in the prior fiscal year quarter, primarily due to lower revenues from third party sales of software and interactive products, as well as lower advertising revenues. Segment revenues for the six months ended November 30, 2009 decreased by $10.6 million, or 16.7%, to $52.9 million, compared to $63.5 million in the prior fiscal year period, primarily due to the lower revenues from third party sales of software and interactive products.

SCHOLASTIC CORPORATION
Item 2. MD&A

Segment operating income for the quarter ended November 30, 2009 decreased to $2.6 million, compared to $4.0 million in the prior fiscal year quarter, primarily due to the lower software and interactive revenues. Segment operating loss for the six months ended November 30, 2009 was $1.1 million, compared to a loss in the same prior year period of $0.8 million.

Results of Discontinued Operations

The loss from discontinued operations, net of tax, was $1.3 million for the quarter ended November 30, 2009, compared to $15.4 million in the prior fiscal year quarter. Prior period losses reflect impairment charges, while the current period includes the loss on the sale of a previously discontinued non-core book distribution business, partially offset by favorable accounts receivable collections. Income from discontinued operations, net of tax, was $0.3 million for the six months ended November 30, 2009, compared to a loss of $21.6 million in the prior fiscal year.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents, including cash from discontinued operations, totaled $178.3 million at November 30, 2009, compared to $143.6 million at May 31, 2009 and $31.8 million at November 30, 2008.

Cash provided by operating activities improved by $166.3 million to $103.0 million for the six months ended November 30, 2009, compared to cash used by operating activities of $63.3 million in the prior fiscal year period. In addition to the increase in net income, adjusted for non-cash items of $54.4 million, the $166.3 million improvement was primarily related to favorable working capital changes which included:

•

a $51.2 million increase in accounts payable and other accrued expenses compared to a $14.1 million increase in the prior year period, yielding an improvement of $37.1 million in cash provided by operating activities;

•	a $39.1 million increase in inventory in the current period compared to a $97.6 million increase in the prior period, yielding an improvement of $58.5 million in cash provided by operating activities;

•

partially offset by increased accounts receivable of $90.5 million in the current period compared to an increase of $82.4 million in the prior year period, yielding $8.1 million less in cash provided by operating activities in the current fiscal year.

Current fiscal year accounts payable increases were primarily due to the timing of payments driven by improved terms with key vendors. Current fiscal year inventory reductions resulted from the timing of purchases and Company initiatives designed to reduce inventory levels. Increased accounts receivable balances during the current fiscal year resulted from higher sales of educational technology products.

Cash used in investing activities decreased by $3.9 million to $39.1 million for the six months ended November 30, 2009, compared to $43.0 million in the prior fiscal year period. This change is primarily related to a reduction in spending in property, plant and equipment and prepublication expenditures. This was partially offset by the prior fiscal year’s repayment of an investee loan.

SCHOLASTIC CORPORATION
Item 2. MD&A

Cash used in financing activities was $26.4 million for the six months ended November 30, 2009, compared to cash provided by financing activities of $19.4 million for the prior fiscal year period. The $45.8 million use of cash is primarily due to reduced net borrowings (borrowings and repayments) under the Company’s Revolver of $45.0 million in the current fiscal year period and the Company’s reduced borrowings under lines of credit (borrowings and repayments) of $14.3 million. In addition, the Company repurchased $4.1 million of the 5% Notes during the current fiscal period. These were partially offset by repurchases of Common Stock of $1.0 million, compared to $20.1 million in the prior year fiscal period.

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative operating cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May. However, due to substantial working capital improvements and increased revenues from sales of educational technology products, the Company experienced positive cash from operations in the current six month period.

The Company’s operating philosophy is to use cash provided from operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. The Company believes that funds generated by its operations, current cash balances and funds available under its current credit facilities will be sufficient to finance its short-and long-term capital requirements for the foreseeable future.

Despite the current economic conditions, the Company has maintained sufficient liquidity to fund ongoing operations, dividends, authorized common share repurchases, debt service, planned capital expenditures and other investments. As of November 30, 2009, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $178.3 million, cash from operations, and borrowings remaining available under the Revolving Loan (as described under “Financing” below) totaling $325.0 million. Approximately 57% of the Company’s outstanding debt is not due until fiscal 2013, and the remaining 43% is spread ratably over each preceding period. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

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

SCHOLASTIC CORPORATION
Item 2. MD&A

Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing federal funds rate plus 0.500% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based on the Company’s prevailing consolidated debt to total capital ratio. As of November 30, 2009, the applicable margin of the Term Loan was 0.875% and the applicable margin on the Revolving Loan was 0.700%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at November 30, 2009 was 0.175%. Effective on or about December 29, 2009, the Company’s applicable borrowing rate will contractually decrease due to the Company’s improved consolidated debt ratio, as defined in the Loan Agreement. The applicable margin on the Term Loan will decrease to 0.750% and the applicable margin on the Revolving Loan will decrease to 0.600%. The applicable rate for the facility fee payment will decrease to 0.150%.

As of November 30, 2009, there was $0.5 million of outstanding standby letters of credit issued under the Loan Agreement. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at November 30, 2009 the Company was in compliance with these covenants. Please see Note 4, “Debt”, of Notes to Condensed Consolidated Financial Statements – Unaudited in Item 1, “Financial Statements,” for outstanding balances and interest rates for these notes.

5% Notes due 2013

In April 2003, Scholastic Corporation issued $175.0 million of 5% Notes (the “5% Notes”). The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year through maturity. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption. The Company repurchased $2.5 million and $14.5 million of the 5% Notes on the open market in fiscal 2009 and 2008, respectively. For the six months ended November 30, 2009, the Company repurchased an additional $5.0 million of the 5% notes on the open market, for $4.1 million.

Lines of Credit

As of November 30, 2009, the Company’s credit line available under unsecured money market bid rate credit lines totaled $20.0 million. There were no outstanding borrowings under the credit line at November 30, 2009, at May 31, 2009 and at November 30, 2008. All loans made under the credit line are at the sole discretion of the lender and at an interest rate and term, not to exceed 365 days, agreed to at the time each loan is made.

As of November 30, 2009, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $51.8 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these international facilities equivalent to $13.0 million at November 30, 2009 at a weighted average interest rate of 3.0%; $10.9 million at May 31, 2009 at a weighted average interest rate of 3.3%; and $27.4 million at November 30, 2008 at a weighted average interest rate of 4.5%.

As of November 30, 2009 and May 31, 2009, the Company had open standby letters of credit of $7.4 million issued under certain credit lines, as compared to $8.1 million as of November 30, 2008. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

The Company’s total debt obligations were $279.6 million at November 30, 2009, $303.7 million at May 31, 2009 and $389.0 million at November 30, 2008. The lower level of debt at November 30, 2009 as compared to May 31, 2009 and November 30, 2008 was primarily due to repayments made on the Term Loan and a repurchase of the Company’s 5% Notes on the open market. In addition, the lower debt level at November 30, 2009 as compared to November 30, 2008 was due to reduced borrowings resulting from lower debt requirements.

For a more complete description of the Company’s debt obligations, see Note 4, “Debt,” of Notes to Condensed Consolidated Financial Statements – Unaudited in Item 1, “Financial Statements.”

SCHOLASTIC CORPORATION
Item 2. MD&A

New and Recently Adopted Accounting Pronouncements

Reference is made to Note 1, “Basis of Presentation,” of Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (the “Annual Report”).

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

SCHOLASTIC CORPORATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts. As of November 30, 2009, these transactions were not significant. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 45% of the Company’s debt at November 30, 2009 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 48% at May 31, 2009 and 59% at November 30, 2008. The decrease in variable-rate debt as of November 30, 2009 and May 31, 2009, compared to November 30, 2008, was primarily due to repayments made on the Term Loan, a repurchase of the 5% Notes on the open market and reduced borrowings as a result of lower debt requirements. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of November 30, 2009 (see Note 4 of Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements”):

($ amounts in millions )	Fiscal Year Maturity

	2010 (1)	2011	2012	2013	2014	Thereafter	Total

Debt Obligations
Lines of Credit	$13.0	$—	$—	$—	$—	$—	$13.0
Average interest rate	3.0%

Long-term debt including current
Fixed-rate debt	$—	$—	$—	$153.0	$—	$—	$153.0
Interest rate				5.0%

Variable rate debt	$21.4	$42.8	$42.8	$7.4 (2)	$—	$—	$114.4
Interest rate (3)	1.1%	1.1%	1.1%	1.1%

(1)	2010 includes the remaining six months of the current fiscal year.

(2)	Represents the final payment under the Term Loan, which has a final maturity of June 1, 2012 but may be repaid at any time.

(3)	Represents the interest rate under the Term Loan at November 30, 2009; the interest rate is subject to change over the life of the Term Loan.

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of November 30, 2009, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended November 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the six months ended November 30, 2009:

Issuer Purchases of Equity Securities

(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs

June 1, 2009 through June 30, 2009	28,195	$19.91	28,195	$0.5	(1)

July 1, 2009 through July 31, 2009	24,955	$18.73	24,955	$0.1

August 1, 2009 through August 31, 2009	—	$—	—	$0.1

September 1, 2009 through September 30, 2009	850	$23.14	850	$—

October 1, 2009 through October 31, 2009	—	$—	—	$—

November 1, 2009 through November 30, 2009	—	$—	—	$—

Total	54,000	$19.42	54,000

(1)

On May 28, 2008, the Company announced that its Board of Directors had authorized a new program to purchase up to $20.0 million of Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. On November 20, 2008 and February 4, 2009, the Board of Directors authorized further programs to repurchase up to an additional $10.0 million and $5.0 million, respectively, of its Common Stock, to be funded with available cash and pursuant to which the Company could purchase shares from time to time as conditions allow on the open market. As of November 30, 2009, these programs were virtually completed. On December 16, 2009, the Company announced that its Board of Directors had authorized a new program to purchase up to $20.0 million of Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

SCHOLASTIC CORPORATION
Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Corporation was held on September 23, 2009 (the “Annual Meeting”). The following sets forth the results of the proposals presented at the Annual Meeting voted upon by the stockholders of the Corporation entitled to vote thereon:

Holders of the 1,656,200 outstanding shares of the Class A Stock (the “Class A Stockholders”) voted unanimously in favor of electing Richard Robinson, Ramon C. Cortines, John L. Davies, Andrew S. Hedden, Mae C. Jamison, Peter M. Mayer, Augustus K. Oliver and Richard M. Spaulding as directors to serve until the next annual meeting of the Corporation’s stockholders and until their respective successors are duly elected and qualified.

Holders of the Common Stock elected the following nominees as directors to serve until the next annual meeting of the Corporation’s stockholders and until their respective successors are duly elected and qualified. Votes cast by holders of the Common Stock were:

Nominee	For	Withheld

James W. Barge	30,014,597 shares	946,697 shares
John G. McDonald	30,390,015 shares	571,269 shares

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION (Registrant)

Date: December 21, 2009	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President and Chief
Executive Officer

Date: December 21, 2009	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED NOVEMBER 30, 2009
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