Form 10-Q
period 2010-02-28
SCHOLASTIC CORP
filed 2010-04-02
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of February 28, 2010

Common Stock, $.01 par value	34,925,062
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010 INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended February 28,		Nine months ended February 28,

	2010	2009	2010	2009

Revenues	$398.8	$423.6	$1,374.5	$1,353.3

Operating costs and expenses:
Cost of goods sold	192.7	214.6	621.0	644.4
Selling, general and administrative expenses	187.9	191.5	583.5	592.3
Bad debt expense	2.9	2.3	9.4	10.6
Depreciation and amortization	14.2	14.5	43.7	45.2
Asset impairments	—	17.0	40.1	17.0
Severance	1.9	6.0	7.3	20.4

Total operating costs and expenses	399.6	445.9	1,305.0	1,329.9

Operating (loss) income	(0.8)	(22.3)	69.5	23.4

Other income	—	0.3	0.9	0.3
Interest expense, net	4.0	5.7	12.2	18.6
Loss on investments	1.5	13.5	1.5	13.5

(Loss) earnings from continuing operations before income taxes	(6.3)	(41.2)	56.7	(8.4)
(Benefit) provision for income taxes	(1.7)	(6.7)	29.1	10.5

(Loss) earnings from continuing operations	(4.6)	(34.5)	27.6	(18.9)
Loss from discontinued operations, net of tax	(1.0)	(1.5)	(0.7)	(23.1)

Net (loss) income	$(5.6)	$(36.0)	$26.9	$(42.0)

Basic and diluted (loss) earnings per Share of Class A and Common Stock
Basic:
(Loss) earnings from continuing operations	$(0.12)	$(0.93)	$0.76	$(0.50)
Loss from discontinued operations, net of tax	$(0.03)	$(0.05)	$(0.02)	$(0.62)
Net (loss) earnings	$(0.15)	$(0.98)	$0.74	$(1.12)
Diluted:
(Loss) earnings from continuing operations	$(0.12)	$(0.93)	$0.75	$(0.50)
Loss from discontinued operations net of tax	$(0.03)	$(0.05)	$(0.02)	$(0.62)
Net (loss) earnings	$(0.15)	$(0.98)	$0.73	$(1.12)

Dividends declared per share	$0.075	$0.075	$0.225	$0.225

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollar amounts in millions, except per share data)

	February 28, 2010	May 31, 2009	February 28, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$238.9	$143.6	$36.2
Accounts receivable, net	185.7	197.4	195.5
Inventories, net	374.6	344.8	412.3
Deferred income taxes	65.4	62.7	130.7
Prepaid expenses and other current assets	45.2	40.3	66.9
Current assets of discontinued operations	23.8	31.0	44.6

Total current assets	933.6	819.8	886.2

Property, plant and equipment, net	301.2	315.4	316.2
Prepublication costs	109.4	121.5	116.6
Royalty advances, net	40.0	41.5	44.9
Production costs	7.0	6.0	5.9
Goodwill	157.0	157.0	141.0
Other intangibles	18.5	46.8	46.9
Other assets and deferred charges	96.1	100.8	96.4

Total assets	$1,662.8	$1,608.8	$1,654.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	$52.2	$53.7	$52.6
Capital lease obligations	1.6	3.4	3.5
Accounts payable	126.1	128.2	131.7
Accrued royalties	60.6	41.7	60.2
Deferred revenue	59.0	34.2	48.8
Other accrued expenses	166.7	138.9	147.0
Current liabilities of discontinued operations	2.6	7.3	16.7

Total current liabilities	468.8	407.4	460.5

Noncurrent Liabilities:
Long-term debt	213.1	250.0	262.7
Capital lease obligations	54.7	54.5	55.0
Other noncurrent liabilities	101.2	111.9	110.6

Total noncurrent liabilities	369.0	416.4	428.3

Commitments and Contingencies:	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	566.3	552.9	550.7
Accumulated other comprehensive loss	(70.5)	(77.1)	(71.9)
Retained earnings	581.4	562.8	537.7
Treasury stock at cost	(252.6)	(254.0)	(251.6)

Total stockholders’ equity	825.0	785.0	765.3

Total liabilities and stockholders’ equity	$1,662.8	$1,608.8	$1,654.1

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions)

	Nine months ended February 28,

	2010	2009

Cash flows provided by (used in) operating activities:
Net income (loss)	$26.9	$(42.0)
Loss from discontinued operations, net of tax	(0.7)	(23.1)

Earnings (loss) from continuing operations	27.6	(18.9)

Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable and other reserves	34.7	38.2
Amortization of prepublication and production costs	36.6	32.5
Depreciation and amortization	43.7	45.2
Deferred income taxes	(3.2)	(14.1)
Share-based compensation	11.1	10.3
Non-cash write off related to asset impairments	40.1	17.0
Unrealized loss on investment	1.5	13.5
Changes in assets and liabilities:
Accounts receivable	4.8	(16.8)
Inventories	(47.1)	(96.5)
Prepaid expenses and other current assets	(4.0)	(5.6)
Deferred promotion costs	(0.7)	(4.2)
Royalty advances	(3.8)	(6.0)
Accounts payable and other accrued expenses	23.6	22.5
Accrued royalties	18.5	16.3
Deferred revenue	24.7	14.7
Pension and postretirement liability	(8.0)	(6.7)
Other net	(3.0)	12.0

Total adjustments	169.5	72.3

Net cash provided by operating activities of continuing operations	197.1	53.4
Net cash provided by (used in) operating activities of discontinued operations	1.4	(19.3)

Net cash provided by operating activities	198.5	34.1

Cash flows provided by (used in) investing activities:
Prepublication and production expenditures	(33.1)	(41.0)
Additions to property, plant and equipment	(28.4)	(32.7)
Net proceeds from sale of discontinued operations	0.2	33.0
Repayment of loan from investee	—	6.0
Loan to investee	—	(4.4)
Acquisition related payments	(1.0)	(3.8)

Net cash used in investing activities of continuing operations	(62.3)	(42.9)
Net cash used in investing activities of discontinued operations	—	(0.8)

Net cash used in investing activities	(62.3)	(43.7)

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions)

	Nine months ended February 28,

	2010	2009

Cash flows provided by (used in) financing activities:
Borrowings under credit agreement and revolving loan	—	220.3
Repayment of credit agreement and revolving loan	—	(220.3)
Repayment of term loan	(32.1)	(32.1)
Repurchase of 5% notes	(4.1)	(0.4)
Borrowings under lines of credit	135.0	429.5
Repayment of lines of credit	(132.8)	(429.2)
Repayment of capital lease obligations	(2.6)	(3.7)
Reacquisition of common stock	(1.5)	(31.6)
Proceeds pursuant to stock-based compensation plans	3.2	1.4
Payment of dividends	(5.5)	(5.7)

Net cash used in financing activities of continuing operations	(40.4)	(71.8)

Net cash used in financing activities	(40.4)	(71.8)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.4)

Net increase (decrease) in cash and cash equivalents	95.3	(81.8)
Cash and cash equivalents at beginning of period, including cash of discontinued operations of $0.0 and $4.3 at June 1, 2009 and 2008, respectively	143.6	120.4

Cash and cash equivalents at end of period, including cash of discontinued operations of $0.0 and $2.4 at February 28, 2010 and 2009, respectively	$238.9	$38.6

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

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2009 relate to the twelve-month period ended May 31, 2009.

As more fully described in Note 2, “Discontinued Operations,” the Company has closed or sold several operations during fiscal 2009 and presently holds for sale other operations. All of these businesses are classified as discontinued operations in the Company’s financial statements. The remaining assets and liabilities associated with the foregoing discontinued businesses or operations are presented in the Company’s Condensed Consolidated Balance Sheets as “Current assets of discontinued operations” and “Current liabilities of discontinued operations” as of February 28, 2010, May 31, 2009 and February 28, 2009. In fiscal 2010, the Company sold a previously discontinued non-core book distribution business. The aggregate results of operations of these businesses for the three and nine months ended February 28, 2010 and 2009, respectively, are included in the Condensed Consolidated Statements of Operations as “Loss from discontinued operations, net of tax.” The aggregate cash flows of these businesses are also presented separately in the Company’s Consolidated Statements of Cash Flows for the nine months ended February 28, 2010 and 2009, respectively. All corresponding prior year periods presented in the Company’s Condensed Consolidated Financial Statements and accompanying notes have been reclassified to reflect the discontinued operations presentation.

The current presentation includes a net reclassification of certain costs to Cost of goods sold from Selling, general and administrative expenses totaling $4.0 and $3.9 for the nine months ended February 28, 2010 and 2009, respectively. In addition, the prior fiscal year severance amounts have been reclassified to include severance related to international subsidiaries, formerly included in Selling, general and administrative expenses. The reclassification from Selling, general and administrative expenses to Severance was $0.2 and $0.6 for the three and nine months ended February 28, 2009, respectively.

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

In addition, due to the seasonal fluctuations that occur, the February 28, 2009 Condensed Consolidated Balance Sheet is included for comparative purposes.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

New Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued an amendment to existing standards for employer’s disclosures about post-retirement benefit plan assets, which is effective for fiscal years ending after December 15, 2009. The amendment will require additional disclosures regarding investment allocations, major categories, valuation techniques and concentrations of risk related to plan assets held in an employer’s defined benefit pension or post-retirement plan. It also requires disclosure of any effects of utilizing significant unobservable inputs upon the overall change in the fair value of the plan assets during the reporting period. The Company will comply with the disclosure requirements upon adoption.

In October 2009, the FASB issued Accounting Standard Update No. 2009-13, “Revenue Recognition (Topic 605)” (“ASU No. 2009-13”). The accounting standard update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, ASU No. 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU No. 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not chosen early adoption and is evaluating the impact on the Company’s consolidated financial position, results of operations and cash flows.

In October 2009, the FASB issued Accounting Standard Update No. 2009-14, “Software (Topic 985) Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). The accounting standard update addresses the accounting revenue arrangements that contain tangible products and software and it affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. The accounting standard update clarifies what guidance should be used in allocating and measuring revenue. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software recognition guidance in Subtopic 985-605. The amendment requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. ASU No. 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not chosen early adoption and is evaluating the impact on the Company’s consolidated financial position, results of operations and cash flows.

In January 2010, the FASB issued Accounting Standard Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). This update requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company will comply with the disclosure requirements upon adoption.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

2. Discontinued Operations

In fiscal 2008, the Company determined to sell or shut down its domestic, Canadian and United Kingdom continuities businesses, and intends to sell a related warehousing and distribution facility located in Maumelle, Arkansas (the “Maumelle Facility”) and an office and distribution facility in Danbury, Connecticut (the “Danbury Facility”). During fiscal 2009, the Company also ceased its operations in Argentina and Mexico, its door-to-door selling operations in Puerto Rico, as well as its continuities business in Australia and New Zealand, its corporate book fairs business and closed its Scarsdale, NY store. The Company also sold a trade magazine. Additionally, the Company sold a non-core market research business and a non-core on-line resource for teachers business. In fiscal 2010, the Company sold a previously discontinued non-core book distribution business. All of the above businesses are classified as discontinued operations in the Company’s financial statements.

The Company continues to monitor the expected cash proceeds to be realized from the disposition of discontinued operations assets, and adjusts asset values accordingly.

The Company continuously evaluates its portfolio of businesses for both impairment and economic viability. The Company did not cease any additional operations or classify any additional operations as “held for sale” during the nine-month period ended February 28, 2010.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three months ended February 28,		Nine months ended February 28,

	2010	2009	2010	2009

Revenues	$—	$8.1	$2.4	$70.0

Gain (loss) on sale	—	21.9	(1.1)	32.4
Non-cash impairment charges and (loss) earnings from discontinued operations	(1.3)	(23.8)	0.7	(59.8)
Income tax benefit (expense)	0.3	0.4	(0.3)	4.3

Loss from discontinued operations, net of tax	$(1.0)	$(1.5)	$(0.7)	$(23.1)

The following table sets forth the assets and liabilities of the discontinued operations included in the Condensed Consolidated Balance Sheets of the Company as of the dates indicated:

	February 28, 2010	May 31, 2009	February 28, 2009

Accounts receivable, net	$7.0	$13.6	$22.4
Inventories, net	—	0.8	2.3
Other assets	16.8	16.6	19.9

Current assets of discontinued operations	$23.8	$31.0	$44.6

Accounts payable	$0.2	$2.2	$7.4
Accrued expenses and other liabilities	2.4	5.1	9.3

Current liabilities of discontinued operations	$2.6	$7.3	$16.7

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

In the first quarter of fiscal 2010, the Company reclassified certain revenues and operating expenses formerly included in the Media, Licensing and Advertising segment to the Children’s Book Publishing and Distribution segment. This reclassification consists of revenues and operating expenses derived from sales of media and interactive products sold through the various channels employed by the Children’s Book Publishing and Distribution segment. This change in reporting is consistent with changes in the Company’s internal financial reporting structure, and reflects the chief operating decision maker’s assessment of performance and asset allocation. Prior period results have been reclassified for consistency with this change in reporting structure. Revenues and operating income of $5.4 and $2.4, respectively, for the quarter ended February 28, 2009, and $18.4 and $8.3, respectively, for the nine months ended February 28, 2009, were reclassified to the Children’s Book Publishing and Distribution segment from the Media, Licensing and Advertising segment.

	Children’s Book Publishing and Distribution(1)	Educational Publishing(1)	Media, Licensing and Advertising(1)	Overhead(1)(2)	Total Domestic	International(1)	Total

Three months ended February 28, 2010

Revenues	$192.1	$88.0	$30.0	$—	$310.1	$88.7	$398.8
Bad debt expense	2.0	0.2	0.1	—	2.3	0.6	2.9
Depreciation and amortization(3)	3.4	0.7	0.1	8.5	12.7	1.5	14.2
Amortization(4)	3.2	6.0	2.2	—	11.4	0.9	12.3
Royalty advances expensed	4.9	0.2	0.2	—	5.3	1.3	6.6
Operating income (loss)	6.9	8.3	(1.5)	(14.3)	(0.6)	(0.2)	(0.8)
Expenditures for long-lived assets including royalty advances(6)	8.0	7.8	1.5	8.0	25.3	3.6	28.9

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution (1)	Educational Publishing (1)	Media, Licensing and Advertising (1)	Overhead (1)(2)	Total Domestic	International(1)	Total

Three months ended February 28, 2009

Revenues	$228.7	$74.7	$32.9	$—	$336.3	$87.3	$423.6
Bad debt expense	2.0	(0.1)	—	—	1.9	0.4	2.3
Depreciation and amortization(3)	4.1	0.9	0.2	8.1	13.3	1.2	14.5
Amortization(4)	3.2	6.2	2.2	—	11.6	0.2	11.8
Asset impairments(5)	—	—	—	—	—	17.0	17.0
Royalty advances expensed	5.5	0.4	—	—	5.9	0.6	6.5
Operating income (loss)	15.1	0.9	(1.1)	(23.5)	(8.6)	(13.7)	(22.3)
Expenditures for long-lived assets including royalty advances(6)	11.9	10.5	3.0	5.0	30.4	1.5	31.9

Nine months ended and as of February 28, 2010

Revenues	$637.1	$359.3	$82.9	$—	$1,079.3	$295.2	$1,374.5
Bad debt expense	4.4	1.4	0.1	—	5.9	3.5	9.4
Depreciation and amortization(3)	10.3	2.3	0.5	26.1	39.2	4.5	43.7
Amortization(4)	8.7	19.4	6.4	—	34.5	2.1	36.6
Asset impairments(5)	—	36.3	—	—	36.3	3.8	40.1
Royalty advances expensed	14.5	0.4	0.6	—	15.5	3.1	18.6
Operating income (loss)	67.2	45.5	(2.6)	(53.3)	56.8	12.7	69.5
Segment assets	478.3	285.6	51.6	570.4	1,385.9	253.1	1,639.0
Goodwill	54.3	88.4	5.9	—	148.6	8.4	157.0
Expenditures for long-lived assets including royalty advances(6)	31.7	20.4	4.6	15.1	71.8	8.0	79.8
Long-lived assets(7)	177.9	166.0	23.9	217.5	585.3	69.4	654.7

Nine months ended and as of February 28, 2009

Revenues	$682.7	$280.8	$96.4	$—	$1,059.9	$293.4	$1,353.3
Bad debt expense	6.5	1.0	0.3	—	7.8	2.8	10.6
Depreciation and amortization(3)	12.2	2.9	0.7	24.9	40.7	4.5	45.2
Amortization(4)	8.7	16.8	5.7	—	31.2	1.3	32.5
Asset impairments(5)	—	—	—	—	—	17.0	17.0
Royalty advances expensed	17.7	0.9	0.4	—	19.0	2.7	21.7
Operating income (loss)	65.6	36.2	(1.9)	(73.5)	26.4	(3.0)	23.4
Segment assets	543.0	319.1	58.4	463.2	1,383.7	225.8	1,609.5
Goodwill	38.2	88.4	5.8	—	132.4	8.6	141.0
Expenditures for long-lived assets including royalty advances(6)	36.7	25.9	9.7	17.8	90.1	7.4	97.5
Long-lived assets(7)	175.8	203.6	27.5	223.7	630.6	62.9	693.5

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

(1)

During fiscal 2008, the Company determined to sell or shut down its domestic, Canadian and United Kingdom continuities businesses, and intends to sell the Maumelle Facility and the Danbury Facility. During fiscal 2009, the Company also ceased its operations in Argentina and Mexico, its door-to-door selling operations in Puerto Rico, as well as its continuities business in Australia and New Zealand, its corporate book fairs business and closed its Scarsdale, NY store. The Company also sold a trade magazine. Additionally, the Company sold a non-core market research business and a non-core on-line resource for teachers business. In fiscal 2010, the Company sold a previously discontinued non-core book distribution business. All of the above businesses are classified as discontinued operations in the Company’s financial statements and, as such, are not reflected in this table.

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

(5)

During fiscal 2009, the Company recorded an impairment charge related to United Kingdom goodwill. In fiscal 2010, the Company recorded intangible asset impairments primarily related to library-specific titles, certain prepublication costs and a United Kingdom customer list acquired during the fiscal year. See Note 7, “Goodwill and Other Intangibles,” of Notes to Condensed Consolidated Financial Statements – Unaudited in Item 1, “Financial Statements.”

(6)	Includes property, plant and equipment, prepublication costs, royalty advances and production costs.

(7)	Includes property, plant and equipment, prepublication costs, goodwill, other intangibles, royalty advances, production costs and long-term investments.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

4. Debt

The following table summarizes debt as of the dates indicated:

	February 28, 2010	May 31, 2009	February 28, 2009

Lines of Credit (weighted average interest rates of 3.9%, 3.3% and 3.8%, respectively)	$9.4	$10.9	$9.8
Loan Agreement:
Term Loan (interest rates of 1.0%, 1.2% and 1.4%, respectively)	103.7	135.8	146.5
5% Notes due 2013, net of discount	152.2	157.0	159.0

Total debt	265.3	303.7	315.3

Less lines of credit, short-term debt and current portion of long-term debt	(52.2)	(53.7)	(52.6)

Total long-term debt	$213.1	$250.0	$262.7

The following table sets forth the maturities of the Company’s debt obligations as of February 28, 2010 for the remainder of fiscal 2010 and thereafter:

2010	$20.1
Fiscal years ending May 31:
2011	42.8
2012	42.8
2013	159.6
2014	—
Thereafter	—

Total debt	$265.3

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

Lines of Credit

As of February 28, 2010, the Company’s domestic credit line available under an unsecured money market bid rate credit line totaled $20.0. There were no outstanding borrowings under this credit line at February 28, 2010, May 31, 2009 and February 28, 2009. All loans made under the credit line are at the sole discretion of the lender and at an interest rate and term, not to exceed 365 days, agreed to at the time each loan is made.

As of February 28, 2010, the Company’s foreign operations had various local currency credit lines, with maximum available borrowings in amounts equivalent to $29.1, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $9.4 at February 28, 2010 at a weighted average interest rate of 3.9%; $10.9 at May 31, 2009 at a weighted average interest rate of 3.3%; and $9.8 at February 28, 2009 at a weighted average interest rate of 3.8%.

The Company’s lines of credit carrying value approximated fair value as of February 28, 2010, May 31, 2009 and February 28, 2009, respectively.

As of February 28, 2010 and May 31, 2009, the Company had open standby letters of credit of $7.4 issued under certain credit lines, compared to $7.6 as of February 28, 2009. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

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

Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing federal funds rate plus 0.500% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based on the Company’s prevailing consolidated debt to total capital ratio. As of February 28, 2010, the applicable margin of the Term Loan was 0.750% and the applicable margin on the Revolving Loan was 0.600%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at February 28, 2010 was 0.150%.

The fair value of the Loan Agreement approximates its carrying value due to its variable interest rate and the Company’s stable credit rating.

As of February 28, 2010, there was $0.5 of outstanding standby letters of credit issued under the Loan Agreement. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions. As of February 28, 2010, the Company was in compliance with these covenants.

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

The fair value of the 5% Notes was $146.9 as of February 28, 2010, $129.6 as of May 31, 2009 and $130.8 as of February 28, 2009, respectively. The fair value of the 5% Notes was estimated based on market quotes, where available, or dealer quotes.

For the nine months ended February 28, 2010, the Company repurchased an additional $5.0 of the 5% Notes on the open market for $4.1. The Company repurchased $2.5 of the 5% Notes on the open market in fiscal 2009.

5. Comprehensive (Loss) Income

The following table sets forth comprehensive (loss) income for the periods indicated:

	Three months ended February 28,		Nine months ended February 28,

	2010	2009	2010	2009

Net (loss) income	$(5.6)	$(36.0)	$26.9	$(42.0)

Other comprehensive (loss) income
Foreign currency translation adjustments	(1.1)	(6.6)	4.3	(39.9)
Retirement plans and post-retirement healthcare, net of tax	1.0	0.4	2.3	2.7

Comprehensive (loss) income	$(5.7)	$(42.2)	$33.5	$(79.2)

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

6. (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) earnings by the weighted average Shares of Class A Stock and Common Stock outstanding during the period. Diluted (loss) earnings per share is calculated to give effect to potentially dilutive options to purchase Class A and Common Stock and restricted stock units granted pursuant to the Company’s stock-based compensation plans that were outstanding during the period. In a period in which the Company reports a discontinued operation, (loss) earnings from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive. The Company calculates per share figures prior to rounding in millions. The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted (loss) earnings per share computation for the periods indicated:

	Three months ended February 28,		Nine months ended February 28,

	2010	2009	2010	2009

(Loss) earnings from continuing operations	$(4.6)	$(34.5)	$27.6	$(18.9)
Loss from discontinued operations, net of tax	(1.0)	(1.5)	(0.7)	(23.1)
Net (loss) earnings	(5.6)	(36.0)	26.9	(42.0)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings per share (in millions)	36.6	36.9	36.5	37.5
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	*	*	0.3	*
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings per share (in millions)	*	*	36.8	*

(Loss) earnings per share of Class A Stock and Common Stock: Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.12)	$(0.93)	$0.76	$(0.50)
Loss from discontinued operations, net of tax	$(0.03)	$(0.05)	$(0.02)	$(0.62)
Net (loss) earnings	$(0.15)	$(0.98)	$0.74	$(1.12)

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.12)	$(0.93)	$0.75	$(0.50)
Loss from discontinued operations, net of tax	$(0.03)	$(0.05)	$(0.02)	$(0.62)
Net (loss) earnings	$(0.15)	$(0.98)	$0.73	$(1.12)

* In the three months ended February 28, 2010 and 2009, and the nine months ended February 28, 2009, the Company experienced a loss from continuing operations and therefore did not reflect anti-dilutive share impact. The number of potentially dilutive options with market prices exceeding exercise prices to purchase Class A and Common Stock and restricted stock units excluded from the computation of diluted earnings per share, because they were anti-dilutive due to a loss from continuing operations, was approximately 0.5 million and 0.2 million for the three months ended February 28, 2010 and 2009, respectively, and 0.2 million for the nine months ended February 28, 2009. Options outstanding pursuant to compensation plans were 5.6 million and 6.1 million as of February 28, 2010 and 2009, respectively.

During the nine months ended February 28, 2010, the Company repurchased 71,003 shares of its Common Stock for approximately $1.5 pursuant to share buy-back programs authorized by the Board of Directors.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

7. Goodwill and Other Intangibles

Goodwill and other intangible assets with indefinite lives are reviewed annually for impairment or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the periods indicated:

	Nine months ended February 28, 2010	Twelve months ended May 31, 2009	Nine months ended February 28, 2009

Beginning balance	$157.0	$164.4	$164.4
Impairment charge	—	(17.0)	(17.0)
Deferred tax adjustment	—	16.1	—
Purchase adjustment	—	(0.7)	(0.6)
Translation adjustment	—	(5.8)	(5.8)

Goodwill	$157.0	$157.0	$141.0

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

The following table summarizes Other intangibles subject to amortization:

	Nine months ended February 28, 2010	Twelve months ended May 31, 2009	Nine months ended February 28, 2009

Beginning balance	$0.1	$0.2	$0.2
Additions	5.1	—	—
Impairment charge	(3.8)	—	—
Other adjustments	(0.3)	—	—
Amortization expense	—	(0.1)	(0.1)

Net customer lists	$1.1	$0.1	$0.1

Beginning balance	$2.8	$3.3	$3.3
Amortization expense	(0.5)	(0.5)	(0.4)

Net other intangibles	$2.3	$2.8	$2.9

Total other intangibles subject to amortization	$3.4	$2.9	$3.0

Amortization expense for Other intangibles totaled $0.5 and $0.5 for the nine months ended February 28, 2010 and 2009, respectively, and $0.6 for the twelve months ended May 31, 2009.

During the first quarter of fiscal 2010, the Company and its joint venture partner terminated a book distribution joint venture in the United Kingdom. As a result of this transaction, the Company received a portion of the business and a related customer list previously held by the joint venture, in exchange for the partial forgiveness of amounts owed to the Company by the joint venture and related entities. The Company recognized this customer list in the first quarter of fiscal 2010 with a carrying value of $5.1, which the Company intended to operate apart from its existing customer list. In the second quarter of fiscal 2010, the Company determined that, to maximize profitability, the acquired customer list should ultimately be combined with its existing customer list.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The Company assessed this customer list for impairment and determined that the customer list was impaired based upon the highest and best use for this asset. This assessment incorporated internally developed cash flow projections to measure fair value, as market data for this asset is not readily available. Accordingly, the Company recognized an impairment charge in the second quarter related to this asset of $3.8.

The Company implemented certain strategic initiatives during fiscal 2010 to centralize publishing efforts within the Children’s Book Publishing and Distribution segment. These initiatives included the elimination of the front list for certain library-specific titles. The Company will continue to serve the library market through other channels, notably the trade channel within the Children’s Book Publishing and Distribution segment. As a result of these initiatives, and in tandem with reduced expectations in certain Educational Publishing print businesses, the Company determined that the titles and intangible assets of $28.7 and prepublication costs of $7.6 associated with such businesses, totaling $36.3, were impaired. The Company employed qualitative and internally developed quantitative methods, including discounted cash flow models, to determine the fair value of the asset a market participant would receive upon sale of the asset. Significant inputs included a best use analysis of the existing market for the asset, including uses for the asset other than its current usage, resulting in a determination that the market for the asset had declined significantly.

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	Nine months ended February 28, 2010	Twelve months ended May 31, 2009	Nine months ended February 28, 2009

Titles	$—	$28.7	$28.7
Trademarks and Other	15.1	15.2	15.2

Total	$15.1	$43.9	$43.9

8. Investments

The Company owns a non-controlling interest in a book distribution business located in the United Kingdom. Results of these operations have been negatively impacted by overall market conditions, and in fiscal 2009 the Company determined that these assets were other than temporarily impaired. In the three-month period ended February 28, 2009, the Company recorded impairments on investments related to these operations of $13.5. The carrying value of these assets is $9.1 as of February 28, 2010. The United Kingdom publishing and distribution market continues to experience difficulties, and the Company is monitoring this investment for future indicators of impairment.

In February 2010, the Company determined that a cost-basis investment in a U.S. based internet company was other than temporarily impaired. Accordingly, the Company recognized a loss of $1.5 for the three months ended February 28, 2010.

The Company’s aggregate carrying amount of all cost method investments is $9.1, $10.6 and $10.6 for the periods ended February 28, 2010, May 31, 2009 and February 28, 2009, respectively.

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

	Pension Plans		Post-Retirement Benefits
	Three months ended February 28,		Three months ended February 28,

	2010	2009	2010	2009

Components of net periodic benefit costs:
Service cost	$—	$2.0	$—	$—
Interest cost	2.4	2.5	0.4	0.5
Expected return on assets	(2.0)	(2.8)	—	—
Net amortization of prior service credit	—	—	(0.2)	(0.2)
Amortization of loss	0.1	0.5	0.2	0.4

Net periodic benefit costs	$0.5	$2.2	$0.4	$0.7

	Pension Plans		Post-Retirement Benefits
	Nine months ended February 28,		Nine months ended February 28,

	2010	2009	2010	2009

Components of net periodic benefit costs:
Service cost	$0.1	$6.0	$—	$0.1
Interest cost	7.3	7.6	1.1	1.1
Expected return on assets	(6.1)	(8.3)	—	—
Net amortization of prior service credit	—	(0.1)	(0.5)	(0.6)
Amortization of loss	1.5	1.4	0.5	0.5

Net periodic benefit costs	$2.8	$6.6	$1.1	$1.1

Effective June 1, 2009, the Company modified the U.S. Pension Plan, such that no further benefits will accrue to employees under the plan. Accordingly, the Company recognized a curtailment loss of $0.5 associated with this action in fiscal 2009. This action was taken by the Company as a cost reduction measure. As the majority of plan participants are no longer active participants, the Company has determined that actuarial losses, previously recognized as a component of Other Comprehensive Income, should now be amortized over the remaining expected lives of participants, rather than the remaining expected service period.

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

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the nine months ended February 28, 2010, the Company contributed $7.2 to the U.S. Pension Plan, $0.4 to the UK Pension Plan and $0.7 to the Canadian Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $10.8 in the aggregate to the U.S. Pension Plan, the UK Pension Plan and the Canadian Pension Plan for the fiscal year ending May 31, 2010.

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

	Three months ended February 28,		Nine months ended February 28,

	2010	2009	2010	2009

Stock option expense	$1.7	$1.5	$6.8	$4.3
Restricted stock unit expense	0.9	1.0	3.7	4.7
Management stock purchase plan	—	0.1	0.4	0.1
Employee stock purchase plan	0.1	—	0.2	0.3

Total stock-based compensation	$2.7	$2.6	$11.1	$9.4

During each of the nine months ended February 28, 2010 and 2009, shares of Common Stock issued by the Corporation pursuant to its stock-based compensation plans were not material.

11. Accrued Severance

In the second quarter of fiscal 2010, the Company initiated restructuring activities in the United Kingdom operations within the Company’s International segment. For the nine months ended February 28, 2010, the Company recorded severance expense of $1.3 related to this initiative.

The table below provides information regarding severance costs appearing on the Company’s Condensed Consolidated Statements of Operations associated with its cost reduction measures. Accrued severance of $1.9 as of February 28, 2010 is included in Other accrued expenses on the Company’s Condensed Consolidated Balance Sheets.

	Nine months ended February 28, 2010	Twelve months ended May 31, 2009	Nine months ended February 28, 2009

Beginning balance	$3.4	$0.4	$0.4
Accruals	7.3	23.9	20.4
Payments	(8.8)	(20.9)	(17.9)

Ending balance	$1.9	$3.4	$2.9

12. Treasury Stock

On May 28, 2008, the Company announced that its Board of Directors had authorized a new program to repurchase up to $20.0 of Common Stock as conditions allow, on the open market or through negotiated private transactions. On November 20, 2008, the Board of Directors authorized a further program to repurchase up to an additional $10.0 of its Common Stock and, on February 4, 2009, the Board of Directors authorized an additional program to repurchase up to another $5.0 of its Common Stock, to be funded with available cash, pursuant to which the Company could purchase shares, from time to time as conditions allow, on the open market. As of September 30, 2009, these repurchase programs were virtually completed.

On December 16, 2009, the Company announced that its Board of Directors had authorized a further program to repurchase up to $20.0 of its Common Stock, from time to time as conditions allow, on the open market or in negotiated private transactions. As of February 28, 2010, $19.5 remains available for future purchases.

During the nine months ended February 28, 2010, the Company repurchased 71,003 shares on the open market for approximately $1.5 at an average cost of $21.62 per share. See Part II, “Other Information,” Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for additional details on the share buy-back program.

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

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, debt and foreign currency forward contracts, which were not material as of the reporting date. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The Company employs Level 1 fair value measurements for its 5% Notes and Level 2 inputs for its various lines of credit. For a more complete description, see Note 4, “Debt.” The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure.

Non financial assets and liabilities for which the Company employs fair value measures on a non-recurring basis include:

•	long-lived assets when impaired,
•	assets acquired in a business combination,
•	goodwill and indefinite-lived intangible assets and
•	long-lived assets held for sale.

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets and liabilities. In the nine months ended February 28, 2010, the Company recognized impairments of indefinite-lived and long-lived assets totaling $40.1. The Company used Level 3 inputs in its determination of the fair value of these impaired assets. See Note 7, “Goodwill and Other Intangibles,” for a discussion of the fair value measures employed in these asset impairment analyses.

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

The Company’s annual effective tax rate for the fiscal year ended May 31, 2010 is currently expected to be approximately 46%. The Company’s expected full year effective tax rate exceeds statutory rates primarily as a result of net operating losses in foreign jurisdictions, mainly in the United Kingdom, where the Company does not expect to realize future tax benefits. As a result, valuation allowances are provided for the net operating loss carry forwards in these jurisdictions.

The Company recognizes tax benefits of uncertain tax positions in accordance with the current accounting guidance pertaining to uncertainty in income taxes. The Company does not currently anticipate a material change to its unrecognized tax benefits within twelve months of February 28, 2010; however, actual developments can change these expectations, including settlement of audits.

The Corporation, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Corporation file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The Company is currently engaged in an IRS examination for the fiscal years ended May 31, 2003, 2004, 2005 and 2006. The Company is also currently under audit by both New York State and New York City for its fiscal years ended May 31, 2002, 2003 and 2004. It is possible that federal, state and foreign tax examinations will be settled during the next twelve months. If any of these tax examinations are settled within that period, the Company will make any necessary adjustments to its unrecognized tax benefits.

15. Derivatives and Hedging

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings and the unrealized gain or loss is recognized in other current liabilities. Unrealized gains were $0.1 and $1.4 at February 28, 2010 and 2009, respectively.

The Company also enters into foreign currency derivative contracts to hedge the foreign exchange risk associated with certain receivables denominated in foreign currencies. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings offsetting the foreign exchange gains and losses arising from the effect of changes in exchange rates used to measure the related assets. Unrealized gains related to these derivatives were $0.5 and $0.1 at February 28, 2010 and 2009, respectively.

16. Subsequent Events

On March 31, 2010, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.075 per share payable on June 15, 2010, to shareholders of record of the Corporation’s Class A Stock and Common Stock as of April 30, 2010.

From March 1, 2010 through April 1, 2010, the Company repurchased 111,422 shares on the open market for approximately $3.2 at an average cost of $29.14 per share. As of April 1, 2010, approximately $16.3 remains available for future purchases.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

During the third quarter ended February 28, 2010, the Company generated strong results in the Educational Publishing segment, which offset declines in revenue in the Children’s Book Publishing and Distribution segment. The Company also continued to reduce costs and drive improved cash flow.

For the quarter, revenue from continuing operations was $398.8 million compared to $423.6 million in the prior year period, primarily reflecting strong Harry Potter-related trade sales in the prior year. Revenue in the Educational Publishing segment rose 18% in the quarter, driven by continued growth in sales of educational technology and related services. The decline in Children’s Book Publishing and Distribution revenue reflected lower trade sales relative to the prior year quarter, when the Company released The Tales of Beedle the Bard by J.K. Rowling. This segment was also impacted by a decline in revenues, which continued from the previous quarter, in the School book club business.

Loss from continuing operations, net of tax, was $4.6 million compared to a loss in the prior year period of $34.5 million. The current year period includes severance and one-time costs related to the Company’s restructuring plans in the United Kingdom of $2.4 million, before tax, as well as an unrealized investment loss of $1.5 million, before tax; in comparison, the prior year period includes non-cash impairment and investment loss charges as well as one-time severance charges totaling $35.3 million, before tax.

For the first nine months of fiscal 2010, revenue from continuing operations was $1,374.5 million compared to $1,353.3 million in the prior year period, primarily reflecting strong sales of educational technology, partially offset by a decline in revenue in the Children’s Book segment.

Earnings from continuing operations, net of tax, for the nine months ended February 28, 2010 were $27.6 million compared to a loss from continuing operations in the prior year fiscal period of $18.9 million. One-time expenses and non-cash impairments recorded during the first nine months of the current fiscal year were $45.7 million, before tax, primarily related to the Company’s decision to consolidate certain library publishing activities into the Children’s Book Publishing and Distribution segment, as well as restructuring activities in the United Kingdom. In the first nine months of the prior year period, the Company recorded one-time severance and non-cash charges of $46.3 million, before tax.

During the third quarter, the Company continued to focus on cost reduction as well as maintaining a strong balance sheet. In addition, improved earnings and lower inventory and accounts receivable levels resulted in strong cash flow, increasing the Company’s cash and cash equivalents at quarter end by $200.3 million and decreasing debt balances by $50.0 million compared to a year ago. Based on these results, the Company revised its fiscal 2010 outlook to be towards the top end of its original range and increased its free cash flow outlook.

Results of Continuing and Discontinued Operations

Revenues for the quarter ended February 28, 2010 decreased by $24.8 million, or 5.9%, to $398.8 million, compared to $423.6 million in the prior fiscal year quarter. This was due to lower revenues in the Children’s Book Publishing and Distribution and Media, Licensing and Advertising segments of $36.6 million and $2.9 million, respectively, partially offset by higher revenues in the Educational Publishing and International segments of $13.3 million and $1.4 million, respectively. For the nine months ended February 28, 2010, revenues increased by $21.2 million, or 1.6%, to $1,374.5 million, compared to $1,353.3 million in the prior fiscal year period, primarily due to higher revenues in the Educational Publishing segment, partially offset by lower revenues from the Children’s Book Publishing and Distribution and Media, Licensing and Advertising segments.

Cost of goods sold decreased to $192.7 million, or 48.3% of revenues, for the quarter ended February 28, 2010, as compared to $214.6 million, or 50.7% of revenues, in the prior fiscal year quarter, primarily due to the prior year royalty costs associated with the release of The Tales of Beedle the Bard and current year reductions in editorial costs. For the nine months ended February 28, 2010, cost of goods sold decreased to $621.0 million, or 45.2% of revenues, compared to $644.4 million, or 47.6% of revenues, in the prior fiscal year period. The $23.4 million decrease was primarily due to the growth in higher margin educational technology sales and reduced editorial costs.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Selling, general and administrative expenses (“SG&A”), excluding severance expense, for the quarter ended February 28, 2010 were $187.9 million, or 47.1% of revenue, as compared to $191.5 million, or 45.2% of revenue, in the prior fiscal year quarter. The $3.6 million decrease primarily resulted from planned reduced promotion spending in the Company’s book club business. For the nine months ended February 28, 2010, SG&A, excluding severance expense, was $583.5 million, or 42.5% of revenues, as compared to $592.3 million, or 43.8% of revenues, in the prior fiscal year period. The $8.8 million decrease primarily related to reduced promotional expenses in the book club business, partially offset by increased incentive compensation expense related to the higher educational technology sales and higher sales tax expense.

Bad debt expense increased to $2.9 million for the quarter ended February 28, 2010, compared to $2.3 million in the prior fiscal year quarter. For the nine months ended February 28, 2010, bad debt expense decreased by $1.2 million to $9.4 million from $10.6 million in the prior fiscal year period. The decrease was primarily in the Children’s Book Publishing and Distribution segment, as the prior fiscal year period reflected accruals for increased credit risk for certain customers.

Severance expense decreased by $4.1 million to $1.9 million for the quarter ended February 28, 2010, compared to $6.0 million for the prior fiscal year quarter. For the nine months ended February 28, 2010, severance expense decreased by $13.1 million to $7.3 million, compared to $20.4 million in the prior fiscal year period.

For the nine months ended February 28, 2010, the Company recorded $40.1 million in asset impairments primarily in the Educational Publishing segment, as the Company implemented certain strategic initiatives during fiscal 2010 to centralize publishing efforts within the Children’s Book Publishing and Distribution segment. These initiatives included the elimination of the front list for certain library-specific titles within the Educational Publishing segment. In the prior fiscal year period, the Company determined that $17.0 million of goodwill associated with operations in the United Kingdom was impaired.

The resulting operating loss for the quarter ended February 28, 2010 was $0.8 million, compared to $22.3 million in the prior fiscal year quarter. For the nine months ended February 28, 2010, operating income increased to $69.5 million, compared to $23.4 million in the prior fiscal year period.

Net interest expense decreased to $4.0 million in the quarter ended February 28, 2010, compared to $5.7 million in the prior fiscal year quarter. For the nine months ended February 28, 2010, net interest expense decreased by $6.4 million to $12.2 million, compared to $18.6 million in the prior fiscal year period. Both reductions in net interest expense were driven by lower borrowing levels and lower interest rates. The lower borrowings were driven by improved cash from operations, as the Company significantly reduced its working capital requirements. The Company has accumulated significant cash balances in recent periods. However, due to low interest rates, interest income is not significant.

In the quarter ended February 28, 2010, the Company determined that a cost-basis investment in a U.S. based internet company was other than temporarily impaired and recognized a loss of $1.5 million for the three months ended February 28, 2010. In the prior fiscal year period, the Company determined that certain investments in the United Kingdom were other than temporarily impaired. The Company recorded impairments on investments related to these operations of $13.5 million.

The Company’s provision for income taxes with respect to continuing operations resulted in a benefit of 26.9% and 16.3% for the quarters ended February 28, 2010 and February 28, 2009, respectively. The periods result in a benefit because the Company incurred a loss in each of these quarters. The tax benefit for these periods is less than the statutory rate of 35.0% primarily due to losses in certain foreign jurisdictions for which the Company does not expect to realize corresponding income tax benefits. The effective tax rates for the nine months ended February 28, 2010 and February 28, 2009 were 51.3% and 124.9%, respectively. The effective tax rates for this period exceed the statutory rate of 35.0% primarily due to losses in certain foreign subsidiaries for which the Company does not expect to realize corresponding income tax benefits. Due to the seasonality of the Company’s business and discrete items in these periods, the effective tax rates for the above periods may appear to be distorted.

Loss from continuing operations was $4.6 million, or $0.12 per diluted share, for the quarter ended February 28, 2010, compared to $34.5 million, or $0.93 per diluted share, in the prior fiscal year quarter. For the nine months ended February 28, 2010, earnings from continuing operations were $27.6 million, or $0.75 per diluted share, compared to a loss of $18.9 million, or $0.50 per diluted share, in the prior fiscal year period.

SCHOLASTIC CORPORATION
Item 2. MD&A

The loss from discontinued operations, net of tax, was $1.0 million, or $0.03 per diluted share, for the quarter ended February 28, 2010, compared to $1.5 million, or $0.05 per diluted share, in the prior fiscal year quarter. For the nine months ended February 28, 2010, loss from discontinued operations, net of tax, was $0.7 million, or $0.02 per diluted share, compared to $23.1 million, or $0.62 per diluted share, in the prior fiscal year period.

Net loss was $5.6 million, or $0.15 per diluted share, for the quarter ended February 28, 2010, compared to $36.0 million, or $0.98 per diluted share, in the prior fiscal year quarter. For the nine months ended February 28, 2010, net income was $26.9 million, or $0.73 per diluted share, compared to a net loss of $42.0 million, or $1.12 per diluted share, in the prior fiscal year period.

Results of Continuing Operations - Segments

Children’s Book Publishing and Distribution

($ amounts in millions)	Three months ended February 28,		Nine months ended February 28,

	2010	2009	2010	2009

Revenues	$192.1	$228.7	$637.1	$682.7
Operating income	6.9	15.1	67.2	65.6

Operating margin	3.6%	6.6%	10.5%	9.6%

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended February 28, 2010 decreased by $36.6 million, or 16.0%, to $192.1 million, compared to $228.7 million in the prior fiscal year quarter. This decline was due primarily to lower revenues in the Company’s trade business related to the prior year’s release of The Tales of Beedle the Bard, as well as lower revenues in the Company’s book club business resulting from fewer orders. Revenues for the nine months ended February 28, 2010 decreased by $45.6 million to $637.1 million, compared to $682.7 million in the prior fiscal year period. This decrease was due to lower revenues in the Company’s book club business as well as in the Company’s trade business as noted above. These decreases were partially offset by improved results in the Company’s book fairs business.

Segment operating income for the quarter ended February 28, 2010 decreased by $8.2 million, or 54.3%, to $6.9 million, compared to $15.1 million in the prior fiscal year quarter, principally due to the lower revenue in the Company’s book club business partially offset by reduced promotion expenses. Segment operating income for the nine months ended February 28, 2010 increased by $1.6 million, or 2.4%, to $67.2 million, compared to $65.6 million in the prior fiscal year period, principally due to the lower promotion costs in the current fiscal year period and higher bad debt expense recognized in the prior fiscal year period.

Educational Publishing

($ amounts in millions)	Three months ended February 28,		Nine months ended February 28,

	2010	2009	2010	2009

Revenues	$88.0	$74.7	$359.3	$280.8
Operating income	8.3	0.9	45.5	36.2

Operating margin	9.4%	1.2%	12.7%	12.9%

SCHOLASTIC CORPORATION
Item 2. MD&A

Revenues in the Educational Publishing segment for the quarter ended February 28, 2010 increased by $13.3 million, or 17.8%, to $88.0 million, compared to $74.7 million in the prior fiscal year quarter. This increase was principally driven by higher sales of educational technology products and related services of approximately $9 million in the third quarter. Segment revenues for the nine months ended February 28, 2010 increased by $78.5 million, or 28.0%, to $359.3 million, compared to $280.8 million in the prior fiscal year period. This increase was principally driven by higher revenues of approximately $71 million from sales of READ 180 ®, System 44 and other technology products and related services along with new adoptions, in particular the California adoption of READ 180 and System 44, as well as the impact of the federal economic stimulus funding for education, which began to reach school districts in the first quarter ended August 31, 2009.

Segment operating income for the quarter ended February 28, 2010 increased by $7.4 million to $8.3 million, as compared to $0.9 million in the prior fiscal year quarter. This increase is primarily related to the increase in revenue noted above. Segment operating income for the nine months ended February 28, 2010 increased by $9.3 million, or 25.7%, to $45.5 million, compared to $36.2 million in the prior fiscal year period. This increase is primarily due to the increase in revenues from education technology sales, partially offset by the asset impairment charge of $36.3 million recorded in the second quarter in connection with the Company’s decision to consolidate supplemental non-fiction and library publishing activities into the Children’s Book Publishing and Distribution segment.

International

($ amounts in millions)	Three months ended February 28,		Nine months ended February 28,

	2010	2009	2010	2009

Revenues	$88.7	$87.3	$295.2	$293.4
Operating loss (income)	(0.2)	(13.7)	12.7	(3.0)

Operating margin	*	*	4.3%	*

* Not meaningful

Revenues in the International segment for the quarter ended February 28, 2010 increased by $1.4 million, or 1.6%, to $88.7 million, compared to $87.3 million in the prior fiscal year quarter, primarily due to a favorable impact of foreign currency exchange rates of $11.5 million, partially offset by lower revenues in the Company’s Canadian operation of $8.2 million. Segment revenues for the nine months ended February 28, 2010 increased by $1.8 million to $295.2 million, compared to $293.4 million in the prior fiscal year period, primarily due to the favorable impact of foreign currency exchange rates of $12.8 million, partially offset by lower revenues in the Company’s Canadian and United Kingdom operations of $6.6 million and $4.2 million, respectively.

Segment operating loss for the quarter ended February 28, 2010 decreased by $13.5 million to a loss of $0.2 million compared to a loss of $13.7 million in the prior fiscal year quarter, primarily due to the prior year quarter impairment charge of $17.0 million, partially offset by lower operating results in the Company’s Canadian operation. Segment operating income for the nine months ended February 28, 2010 was $12.7 million compared to an operating loss of $3.0 million for the nine months ended February 28, 2009. The $15.7 million change is primarily related to the prior year impairment charge of $17.0 million and the favorable impact of foreign currency exchange rates of $6.5 million, partially offset by an impairment charge of $3.8 million related to a customer list acquired in connection with the dissolution of a joint venture and $4.1 million of restructuring charges related to the Company’s United Kingdom operations in the current fiscal year period.

Media, Licensing and Advertising

($ amounts in millions)	Three months ended February 28,		Nine months ended February 28,

	2010	2009	2010	2009

Revenues	$30.0	$32.9	$82.9	$96.4
Operating loss	(1.5)	(1.1)	(2.6)	(1.9)

Operating margin	*	*	*	*

* Not meaningful

SCHOLASTIC CORPORATION
Item 2. MD&A

Revenues in the Media, Licensing and Advertising segment for the quarter ended February 28, 2010 decreased by $2.9 million, or 8.8%, to $30.0 million, compared to $32.9 million in the prior fiscal year quarter, primarily due to lower revenues from the Company’s toy catalog business as well as lower programming revenues. Segment revenues for the nine months ended February 28, 2010 decreased by $13.5 million, or 14.0%, to $82.9 million, compared to $96.4 million in the prior fiscal year period, primarily due to the lower revenues from third party sales of software and interactive products as well as lower revenues from the Company’s toy catalog business.

Segment operating loss for the quarter ended February 28, 2010 increased by $0.4 million to an operating loss of $1.5 million, compared to an operating loss of $1.1 million in the prior fiscal year quarter, primarily due to the lower programming revenues. Segment operating loss for the nine months ended February 28, 2010 was $2.6 million, compared to a loss in the prior fiscal year period of $1.9 million.

Results of Discontinued Operations

The loss from discontinued operations, net of tax, was $1.0 million for the quarter ended February 28, 2010, compared to a loss of $1.5 million in the prior fiscal year quarter. Loss from discontinued operations, net of tax, was $0.7 million for the nine months ended February 28, 2010, compared to a loss in the prior fiscal year period of $23.1 million. The higher losses in the prior fiscal year period are primarily due to impairment charges.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents, including cash from discontinued operations, totaled $238.9 million at February 28, 2010, compared to $143.6 million at May 31, 2009 and $38.6 million at February 28, 2009.

Cash provided by operating activities improved by $164.4 million to $198.5 million for the nine months ended February 28, 2010, compared to $34.1 million in the prior fiscal year period. In addition to the increase in net income, adjusted for non-cash items of $90.8 million, the $164.4 million improvement was primarily related to favorable working capital changes which included:

•

a $47.1 million increase in inventory in the current period compared to a $96.5 million increase in the prior period, yielding an improvement of $49.4 million in cash provided by operating activities in the current fiscal year.

•

a $4.8 million decrease in accounts receivable compared to a $16.8 million increase in the prior period, yielding an improvement of $21.6 million in cash provided by operating activities in the current fiscal year.

•

a $24.7 million increase in deferred revenue in the current period compared to a $14.7 million increase in the prior period, yielding an improvement of $10.0 million in cash provided by operating activities in the current fiscal year.

Current fiscal year inventory reductions resulted from the Company’s initiatives designed to reduce inventory levels. Decreased accounts receivable balances during the current fiscal year resulted from lower sales in the Company’s trade business due to the prior year’s release of The Tales of Beedle the Bard and lower sales in the Company’s Media, Licensing and Advertising segment. Increased deferred revenue is driven by sales of technology services in the Educational Publishing segment.

Cash used in investing activities increased by $18.6 million to $62.3 million for the nine months ended February 28, 2010, compared to $43.7 million in the prior fiscal year period. This change is primarily related to the prior year’s proceeds from discontinued operations of $33.0 million, partially offset by a reduction in spending for property, plant and equipment and prepublication expenditures of $12.2 million.

SCHOLASTIC CORPORATION
Item 2. MD&A

Cash used in financing activities was $40.4 million for the nine months ended February 28, 2010, compared to $71.8 million in the prior fiscal year period. The $31.4 million decrease in use of cash is primarily due to the prior year’s reacquisition of Common Stock of $31.6 million compared to the current year’s reacquisition of Common Stock of $1.5 million. This was partially offset by repurchases of the Company’s 5% Notes of $4.1 million compared to $0.4 million in the prior year fiscal period.

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

Despite the current economic conditions, the Company has maintained sufficient liquidity to fund ongoing operations, dividends, authorized Common Stock repurchases, debt service, planned capital expenditures and other investments. As of February 28, 2010, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $238.9 million, cash from operations, and borrowings remaining available under the Revolving Loan (as described under “Financing” below) totaling $325.0 million. Approximately 60% of the Company’s outstanding debt is not due until fiscal 2013, and the remaining 40% is spread ratably over each preceding period. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

The Company’s credit rating from Standard & Poor’s Rating Services is “BB-” and from Moody’s Investors Service is “Ba2.” Standard & Poor’s has rated the outlook for the Company as “stable,” while Moody’s has recently changed their outlook for the Company from “stable” to “positive.” The Company believes that existing committed credit lines, cash from operations and other sources of cash are sufficient to meet the Company’s liquidity needs for the near term, as the Company is currently compliant with its debt covenants and expects to remain compliant. The Company’s interest rates for the Loan Agreement are associated with certain leverage ratios, and, accordingly, a change in the Company’s credit rating does not result in a change in interest costs under the Company’s Loan Agreement.

Financing

Lines of Credit

As of February 28, 2010, the Company’s credit line available under an unsecured money market bid rate credit line totaled $20.0 million. There were no outstanding borrowings under the credit line at February 28, 2010, at May 31, 2009 and at February 28, 2009. All loans made under the credit line are at the sole discretion of the lender and at an interest rate and term, not to exceed 365 days, agreed to at the time each loan is made.

As of February 28, 2010, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $29.1 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $9.4 million at February 28, 2010 at a weighted average interest rate of 3.9%; $10.9 million at May 31, 2009 at a weighted average interest rate of 3.3%; and $9.8 million at February 28, 2009 at a weighted average interest rate of 3.8%.

As of February 28, 2010 and May 31, 2009, the Company had open standby letters of credit of $7.4 million issued under certain credit lines, as compared to $7.6 million as of February 28, 2009. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

SCHOLASTIC CORPORATION
Item 2. MD&A

The Company’s total debt obligations were $265.3 million at February 28, 2010, $303.7 million at May 31, 2009 and $315.3 million at February 28, 2009. The lower level of debt at February 28, 2010 as compared to May 31, 2009 and February 28, 2009 was primarily due to repayments made on the Term Loan and a repurchase of the Company’s 5% Notes on the open market.

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

Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing federal funds rate plus 0.500% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based on the Company’s prevailing consolidated debt to total capital ratio. As of February 28, 2010, the applicable margin of the Term Loan was 0.750% and the applicable margin on the Revolving Loan was 0.600%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at February 28, 2010 was 0.150%. Effective December 29, 2009, the Company’s applicable borrowing rate contractually decreased due to the Company’s improved consolidated debt ratio, as defined in the Loan Agreement.

As of February 28, 2010, there was $0.5 million of outstanding standby letters of credit issued under the Loan Agreement. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at February 28, 2010 the Company was in compliance with these covenants. See Note 4, “Debt,” of Notes to Condensed Consolidated Financial Statements – Unaudited in Item 1, “Financial Statements,” for outstanding balances and interest rates for these notes.

5% Notes due 2013

In April 2003, Scholastic Corporation issued $175.0 million of 5% Notes (the “5% Notes”). The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year through maturity. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption. For the nine months ended February 28, 2010, the Company repurchased $5.0 million of the 5% Notes on the open market for $4.1 million. The Company repurchased $2.5 million of the 5% Notes on the open market in fiscal 2009.

SCHOLASTIC CORPORATION
Item 2. MD&A

New and Recently Adopted Accounting Pronouncements

Reference is made to Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (the “Annual Report”).

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

SCHOLASTIC CORPORATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts. As of February 28, 2010, these transactions were not significant. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 43% of the Company’s debt at February 28, 2010 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 48% at May 31, 2009 and 50% at February 28, 2009. The decrease in variable-rate debt as of February 28, 2010 and May 31, 2009, compared to February 28, 2009, was primarily due to repayments made on the Term Loan. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of February 28, 2010 (see Note 4, “Debt,” of Notes to Condensed Consolidated Financial Statements – Unaudited in Item 1, “Financial Statements”):

($ amounts in millions )	Fiscal Year Maturity

	2010 (1)	2011	2012	2013	2014	Thereafter	Total

Debt Obligations
Lines of Credit	$9.4	$—	$—	$—	$—	$—	$9.4
Average interest rate	3.9%

Long-term debt including current portion
Fixed-rate debt	$—	$—	$—	$153.0	$—	$—	$153.0
Interest rate				5.0%

Variable rate debt	$10.7	$42.8	$42.8	$7.4 (2)	$—	$—	$103.7
Interest rate (3)	1.0%	1.0%	1.0%	1.0%

(1)	2010 includes the remaining three months of the current fiscal year.

(2)	Represents the final payment under the Term Loan, which has a final maturity of June 1, 2012 but may be repaid at any time.

(3)	Represents the interest rate under the Term Loan at February 28, 2010; the interest rate is subject to change over the life of the Term Loan.

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of February 28, 2010, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION
SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the nine months ended February 28, 2010:

Issuer Purchases of Equity Securities (Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)

June 1, 2009 through June 30, 2009	28,195	$19.91	28,195	$0.5

July 1, 2009 through July 31, 2009	24,955	$18.73	24,955	$0.1

August 1, 2009 through August 31, 2009	—	$—	—	$0.1

September 1, 2009 through September 30, 2009	850	$23.14	850	$—

October 1, 2009 through October 31, 2009	—	$—	—	$—

November 1, 2009 through November 30, 2009	—	$—	—	$—

December 1, 2009 through December 31, 2009	—	$—	—	$20.0

January 1, 2010 through January 31, 2010	—	$—	—	$—

February 1, 2010 through February 28, 2010	17,003	$28.64	17,003	$19.5

Total	71,003	$21.62	71,003

(1)

On May 28, 2008, the Company announced that its Board of Directors had authorized a new program to purchase up to $20.0 million of Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. On November 20, 2008 and February 4, 2009, the Board of Directors authorized further programs to repurchase up to an additional $10.0 million and $5.0 million, respectively, of its Common Stock, to be funded with available cash and pursuant to which the Company could purchase shares from time to time as conditions allow on the open market. As of September 30, 2009, these programs were virtually completed. On December 16, 2009, the Company announced that its Board of Directors had authorized a new program to purchase up to $20.0 million of Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. As of February 28, 2010, approximately $19.5 million remained of the current authorization.

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

SCHOLASTIC CORPORATION
(Registrant)

Date: April 2, 2010	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President and Chief
Executive Officer

Date: April 2, 2010	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED FEBRUARY 28, 2010
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