Form 10-K
period 2010-05-31
SCHOLASTIC CORP
filed 2010-07-26
CIK 866729

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report pursuant to section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2010 | Commission File No. 000-19860

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
Yes ☒ No ☐

     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

     The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of November 30, 2009, was approximately $770,528,774. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

     The number of shares outstanding of each class of the Registrant’s voting stock as of June 30, 2010 was as follows: 34,491,261 shares of Common Stock and 1,656,200 shares of Class A Stock.

Documents Incorporated By Reference

     Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 22, 2010.

Part I

Item 1 | Business

Overview

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is a global children’s publishing, education and media company. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading and learning. The Company is the world’s largest publisher and distributor of children’s books and a leading provider of educational technology products and related services. Scholastic also creates quality educational and entertainment materials and products for use in school and at home, including magazines, children’s reference and non-fiction materials, teacher materials, television programming, film, videos and toys. The Company is a leading operator of school-based book clubs and book fairs in the United States. It distributes its products and services through these proprietary channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. In addition to its operations in the United States, Scholastic has long-established operations in Canada, the United Kingdom, Australia, New Zealand and parts of Asia, with newer operations in China, India and Ireland, and, through its export business, sells products in over 140 countries.

The Company currently employs approximately 6,900 people in the United States and approximately 2,000 people outside the United States.

Operating Segments – Continuing Operations

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

The following table sets forth revenues by operating segment for the three fiscal years ended May 31:

	(Amounts in millions)

	2010	2009	2008

Children’s Book Publishing and Distribution	$910.6	$940.4	$1,187.5
Educational Publishing	476.5	384.2	407.1
Media, Licensing and Advertising	113.8	125.7	114.7
International	412.0	399.0	449.8

Total	$1,912.9	$1,849.3	$2,159.1

Additional financial information relating to the Company’s operating segments is included in Note 3 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

Children’s Book Publishing and Distribution
(47.6% of fiscal 2010 revenues)

General

The Company’s Children’s Book Publishing and Distribution segment operates as an integrated business which includes the publication and distribution of children’s books in the United States through school-based book clubs and book fairs and the trade channel.

The Company is the world’s largest publisher and distributor of children’s books and is a leading operator of school-based book clubs and school-based book fairs in the United States. The Company is also a leading publisher of children’s books distributed through the trade channel. In fiscal 2010, the Company, excluding its discontinued operations, published or distributed approximately 280 million children’s books in the United States.

Scholastic offers a broad range of children’s books, many of which have received awards for excellence in children’s literature, including the Caldecott and Newbery Medals.

The Company obtains titles for sale through its distribution channels from three principal sources. The first source for titles is the Company’s publication of books created under exclusive agreements with authors, illustrators, book packagers or other media companies. Scholastic generally controls the exclusive rights to sell these titles through all channels of distribution in the United States and, to a lesser extent, internationally. Scholastic’s second source of titles is licenses to publish books exclusively in specified channels of distribution, including reprints of books originally published by others for which the Company acquires rights to sell in the school market. The third source of titles is the Company’s purchase of finished books from other publishers.

School-Based Book Clubs

Scholastic founded its first school-based book club in 1948. The Company’s school-based book clubs consist of Honeybee®, serving children ages 1½ to 4; Firefly®, serving pre-kindergarten (“pre-K”) and kindergarten (“K”) students; SeeSaw®, serving students grades K to 1; Lucky®, serving students grades 2 to 3; Arrow®, serving students grades 4 to 6; TAB®, serving students grades 7 to 12; and Club LeoTM, which provides Spanish language offers to students in pre-K to grade 8. In addition to its regular offers, the Company creates special theme-based and seasonal offers targeted to different grade levels during the year.

The Company mails promotional materials containing order forms to teachers in the vast majority of the pre-K to grade 8 schools in the United States. Teachers who wish to participate in a school-based book club distribute the order forms to their students, who may choose from selections at substantial reductions from list prices. The teacher aggregates the students’ orders and forwards them to the Company by internet, phone, mail or fax. The Company estimates that over 65% of all elementary school teachers in the United States participate in the Company’s school-based book clubs. In fiscal 2010, orders through the internet accounted for 69% of total book club orders. The orders are then shipped to the classroom for distribution to the students. Schools who participate in the book clubs receive bonus points and other promotional incentives, which may be redeemed for the purchase of additional books and other resource materials for their classrooms or the school.

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

Book fairs are generally week-long events conducted on school premises, operated by school librarians and/or parent-teacher organizations. Book fair events provide children with access to hundreds of titles and allow them, together with family members on their behalf, to purchase books and other select products at the school. The Company provides such products to the schools for resale, and the schools conduct the book fairs as fundraisers for a variety of purposes, such as to purchase books, supplies and equipment for the school, and to make quality books available to their students in order to stimulate interest in reading.

The Company operates school-based book fairs in all 50 states under the name Scholastic Book Fairs®. Books and display cases are delivered to schools from the Company’s warehouses principally by a fleet of leased vehicles. Sales and customer service functions are performed from regional sales offices and distribution facilities supported by field representatives and from the Company’s national distribution facility in Missouri. Approximately 90% of the schools that sponsored a Scholastic book fair in fiscal 2009 sponsored a Scholastic book fair again in fiscal 2010.

Beginning in the fall of 2009, the Company deployed a new Point of Sale (“POS”) program in approximately 25% of its book fairs. Customer satisfaction and utilization rates were very positive and, as a result, the Company will deploy its POS technology in the remaining 75% of its fairs beginning in the fall of 2010. POS represents a strategic capital investment designed to provide improved inventory control and utilization and enhance school-based financial reporting as well as real time product sales visibility.

Trade

Scholastic is a leading publisher of children’s books sold through bookstores and mass merchandisers in the United States. The Company maintains approximately 6,000 titles for trade distribution. Scholastic’s original publications include Harry Potter®, The 39 CluesTM, The Magic School Bus®, I SpyTM, Captain Underpants®, Goosebumps®, and Clifford The Big Red Dog®, and licensed properties such as Star Wars® and Rainbow Magic®. In addition, the Company’s Klutz® imprint is a publisher and creator of “books plus” products for children, including titles such as Paper Fashions, Friendship Bracelets, Klutz Encyclopedia of Immaturity II Draw Star Wars: The Clone Wars and Doodle Journal.

The Company’s trade sales organization focuses on marketing and selling Scholastic’s publishing properties to bookstores, mass merchandisers, specialty sales outlets and other book retailers. Scholastic bestsellers during fiscal 2010 included books from The 39 Clues® series, the Harry Potter series, Meg Cabot’s Allie Finkle’s Rules for Girls series, Patrick Carman’s Skeleton Creek series and other titles, such as Catching Fire by Suzanne Collins and Shiver by Maggie Stiefvater.

Educational Publishing
(24.9% of fiscal 2010 revenues)

General

The Company’s Educational Publishing segment includes the production and/or publication and distribution to schools and libraries of educational technology products, curriculum materials, children’s books, classroom magazines and print and on-line reference and non-fiction products for grades pre-K to 12 in the United States.

The Company is a leading provider of educational technology products and services, as well as reading materials for schools and libraries. Scholastic has been providing quality, innovative educational materials to schools and libraries since it began publishing classroom magazines in the 1920s. The Company added supplementary books and texts to its product line in the 1960s, professional books for teachers in the 1980s and early childhood products and core curriculum materials, including educational technology products, in the 1990s. In 2002, the Company acquired Tom Snyder Productions, Inc., a developer and publisher of interactive educational software. The Company markets and sells its Educational Publishing products through a combination of field representatives, direct mail, telemarketing and the internet. In 2007, the Company began providing school consulting and professional development services.

Scholastic Education

Scholastic Education, which encompasses the Company’s core curriculum publishing operations, develops and distributes instructional materials directly to schools in the United States, primarily purchased through school and district budgets, often with the help of Federal funding sources. These operations include reading improvement programs and other educational technology products, as well as consulting and professional development services.

Scholastic Education’s efforts are focused on partnering with school districts to raise student achievement by providing solutions that combine content, technology and services in the areas of reading and math. Significant technology-based reading improvement programs that Scholastic offers include READ 180®, an intensive reading intervention program for students in grades 4 to 12 reading at least two years below grade level, System 44®, an intensive intervention program for students in grades 4 to 12 who have not yet mastered the 44 sounds and 26 letters of the English language, and Scholastic Reading Inventory, which is a research-based, computer-adaptive assessment for grades K to 12 that allows educators to assess a student’s reading comprehension. Other major programs include FASTT Math®, a technology-based program to improve math fluency, developed with the creator of READ 180, Do

The Math®, a mathematics intervention program created by Marilyn Burns, a nationally known math educator, and Grolier OnlineTM, which provides subscriptions to reference databases for schools and libraries. The Company considers its educational technology products and related services to be a growth driver and continues to focus these businesses on technology and services.

Scholastic Classroom and Library Publishing

The Company distributes paperback collections to schools and school districts for classroom and school libraries and other uses, as well as to literacy organizations. Scholastic is a leading publisher of quality children’s reference and non-fiction products sold primarily to schools and libraries in the United States. Scholastic is a leading publisher of classroom magazines. Teachers in grades pre-K to 12 use these magazines as supplementary educational materials. The Company’s 30 classroom magazines supplement formal learning programs by bringing subjects of current interest into the classroom. The magazines are designed to encourage students to read and also to cover diverse subjects, including literature, math, science, current events, social studies and foreign languages. The most well-known of the Company’s domestic magazines are Scholastic News® and Junior Scholastic®.

Scholastic’s classroom magazine circulation in the United States in fiscal 2010 was 7.6 million, with approximately two-thirds of the circulation in grades pre-K to 6. In fiscal 2010, teachers in approximately 60% of the schools in the United States used the Company’s classroom magazines. The various classroom magazines are distributed either on a weekly, biweekly or monthly basis during the school year and are supplemented by timely materials featured on the Company’s website, scholastic.com. The majority of magazines purchased are paid for with school or district funds, with parents and teachers paying for the balance. Circulation revenue accounted for substantially all of the classroom magazine revenues in fiscal 2010.

Teaching Resources

The Company’s Teaching Resources division publishes and sells professional books designed for and generally purchased by teachers, both directly from the Company and through teacher stores and booksellers, including the Company’s own on-line Teacher Store, which provides professional books and other educational materials to schools and teachers.

Media, Licensing and Advertising
(6.0% of fiscal 2010 revenues)

General

The Company’s Media, Licensing and Advertising segment includes the production and/or distribution of media, consumer promotions and merchandising and advertising revenue, including sponsorship programs. Scholastic Media consists of Scholastic Entertainment Inc., Soup2Nuts Inc., Weston Woods Studios Inc.®, and Scholastic Interactive L.L.C.

Production and Distribution

Through Scholastic Entertainment Inc. (“SEI”), Soup2Nuts Inc. (“S2N”) and Weston Woods Studios, Inc., the Company’s entertainment and media division creates and produces television programming, videos/DVDs, feature films, and branded websites. SEI builds consumer awareness and value for the Company’s franchises by creating family-focused media that form the basis for global branding campaigns. SEI generates revenue by exploiting these assets globally across multiple media formats and by developing and executing brand-marketing campaigns.

SEI has built a television library of half-hour productions, including: Clifford The Big Red Dog®, Clifford’s Puppy DaysTM, Word Girl®, Maya & MiguelTM, The Magic School Bus®, Turbo Dogs, I Spy, Goosebumps®, Animorphs®, Dear America®, Horrible Histories®, Sammy’s StoryshopTM, Stellaluna, The Very Hungry Caterpillar and The Baby-sitters Club®. These series have been sold in the United States and throughout the world. These productions have garnered over 125 major awards including Emmy, Peabody and Academy awards. Since 2007, the Company has participated in a children’s programming venture which distributes educational children’s television programming under the name Qubo. Qubo features bilingual content with a mission to promote literacy and values in children’s television. Qubo provides programming on NBC and Telemundo as well as a branded 24/7 digital channel and is now in its fourth year, affording distribution for SEI’s television programming and generating awareness for the Scholastic brand.

S2N, an award-winning producer of animated television and web programming, has produced half-hour episodes of television programming, including the animated series Time Warp Trio and O’Grady. In fiscal 2010, S2N with SEI produced 20 additional half-hour episodes of the Emmy award-winning animated series WordGirl.

Weston Woods Studios Inc. creates audiovisual adaptations of classic children’s picture books, such as Where the Wild Things Are, Chrysanthemum and Make Way for Ducklings, which were initially produced for the school and library market as a supplemental educational resource. SEI has repackaged over 60 titles for sale to the consumer market under the rebranded “Scholastic Storybook TreasuresTM” banner. Weston Woods Studios has received numerous awards, including nine Andrew Carnegie Medals for Excellence in Children’s Video and an Academy Award nomination. Scholastic Audio produces award winning young adult and children’s audio recording for the school, library and trade market.

Brand Marketing and Consumer Products

Scholastic Media creates and develops award-winning global branding campaigns for Scholastic properties in order to extend and strengthen Scholastic’s consumer connection with parents, children and teachers. Scholastic Media has designed and managed consumer product campaigns for key brands including The 39 CluesTM, Clifford the Big Red Dog®, GoosebumpsTM, WordGirlTM, The Magic School Bus®, I SpyTM and Maya & MiguelTM.

Software and Interactive Products

Scholastic Media creates original and licensed consumer software, including handheld and console products with accessories, for grades K to 8. Products are distributed through the Company’s school-based software clubs, book clubs and book fairs, as well as the library/teacher market and the trade market. In addition, the Company acquires software and interactive products for distribution in all of these channels through a combination of licensing, purchases of product from software publishers and internal development. The Company’s Nintendo DS, Nintendo Wii, Leapster, Tag and Tag Junior, CD-ROM titles include the award-winning series I Spy, Brain Play®, Clifford®, Goosebumps®, Scholastic Animal Genius® and Math Missions®.

Advertising

Certain of the Company’s magazine properties generate advertising revenues as their primary source of revenue, including Instructor® and Scholastic Administrator, which are directed to education professionals and are distributed during the academic year. Subscriptions for these magazines are solicited primarily by direct mail, with total circulation of approximately 250,000 in fiscal 2010. Scholastic Parent and Child® magazine, which is directed at parents and distributed through schools and childcare programs, had circulation of approximately 1.3 million in fiscal 2010. These magazines carry paid advertising (both on the web and in print), advertising for Scholastic products and paid advertising for clients that sponsor customized programs.

Other

Also included in this segment are: Scholastic In-School Marketing, which develops sponsored educational materials and supplementary classroom programs in partnership with corporations, government agencies and nonprofit organizations; and Back to Basics Toys®, a direct-to-home catalog business specializing in children’s toys.

International
(21.5% of fiscal 2010 revenues)

General

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

Scholastic has long-established operations in Canada, the United Kingdom, Australia, New Zealand and parts of Asia, with newer operations in China, India and Ireland. Scholastic’s operations in Canada, the United Kingdom and Australia generally mirror its United States business model. The Company’s international operations have original trade and educational publishing programs; distribute children’s books, software and other materials through school-based book clubs, school-based book fairs and trade channels; distribute magazines; and offer on-line services. Many of the Company’s international operations also have their own export and foreign rights licensing programs and are book publishing licensees for major media properties. Original books published by most of these operations have received awards of excellence in children’s literature. In Asia, the Company also publishes and distributes reference products and provides services under the Grolier name, and it also operates tutorial centers that provide English language training to students.

Canada

Scholastic Canada, founded in 1957, is a leading publisher and distributor of English and French language children’s books. Scholastic Canada also is the largest school-based book club and school-based book fair operator in Canada and is one of the leading suppliers of original or licensed children’s books to the Canadian trade market. Since 1965, Scholastic Canada has also produced quality Canadian-authored books and educational materials, including an early reading program sold to schools for grades K to 6.

United Kingdom

Scholastic UK, founded in 1964, is the largest school-based book club and school-based book fair operator and a leading children’s publisher in the United Kingdom. Scholastic UK also publishes magazines for teachers and supplemental educational materials, including professional books, and is one of the leading suppliers of original or licensed children’s books to the United Kingdom trade market.

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

Asia

The Company’s Asia operations include the former Grolier business, involving the sale of English language reference materials and local language products through a network of over 1,600 independent door-to-door sales representatives in India, Indonesia, Malaysia, the Philippines, Singapore and Thailand, and also include the sale of educational and related materials to schools and the trade. In addition, in India the Company operates school-based book clubs and book fairs and publishes original titles in the English and Hindi languages. In the Philippines, the Company also operates school-based book fairs, and in Malaysia, the Company operates school-based book clubs. The Company operates a book club in China, and in cooperation with local companies, also operates tutorial centers that provide English language training to students.

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

Discontinued Operations

As previously announced, the Company determined to sell or shut down its domestic, Canadian and UK continuities businesses, and intends to sell a related warehousing and distribution facility located in Maumelle, Arkansas (the “Maumelle Facility”) and an office and distribution facility in Danbury, Connecticut (the “Danbury Facility”). During fiscal 2009, the Company also ceased its operations in Argentina and Mexico, its door-to-door selling operations in Puerto Rico as well as its continuities business in Australia and New Zealand, its corporate book fairs business and closed its Scarsdale, NY store. The Company also sold a trade magazine. Additionally, the Company sold a non-core market research business and a non-core online resource for teachers business. In fiscal 2010, the Company sold a previously discontinued non-core book distribution business. All of the above businesses are classified as discontinued operations in the Company’s financial statements.

Production and Distribution

The Company’s books, magazines, software and interactive products and other materials are manufactured by the Company with assistance of third parties under contracts entered into through arms-length negotiations or competitive bidding. As appropriate, the Company enters into multi-year agreements that guarantee specified volume in exchange for favorable pricing terms. Paper is purchased from paper mills and other third-party sources. The Company does not anticipate any difficulty in continuing to satisfy its manufacturing and paper requirements.

In the United States, the Company mainly processes and fulfills orders for school-based book club, trade, curriculum publishing, reference and non-fiction products and export orders from its primary warehouse and distribution facility in Jefferson City, Missouri. Magazine orders are processed at the Jefferson City facility and are shipped directly from printers.

In connection with its trade business, the Company generally outsources certain services, including invoicing, billing, returns processing and collection services, and ships product directly from printers to customers. School-based book fair orders are fulfilled through a network of warehouses across the country. The Company’s international school-based book club, school-based book fair, trade and educational operations use distribution systems similar to those employed in the U.S.

Content Acquisition

Access to intellectual property or content (“Content”) for the Company’s product offerings is critical to the success of the Company’s operations. The Company incurs significant costs for the acquisition and development of Content for its product offerings. These costs are often deferred and recognized as the Company generates revenues derived from the benefits of these costs. These costs include the following:

•

Prepublication costs. Prepublication costs are incurred in all of the Company’s reportable segments. Prepublication costs include costs incurred to create and develop the art, prepress, editorial, digital conversion and other Content required for the creation of the master copy of a book or other media. While prepublication costs in the Children’s Book Publishing and Distribution segment are relatively modest amounts for each individual title, there are a large number of separate titles published annually. Prepublication costs in the Educational Publishing segment are often in excess of $1 million for an individual program, as the development of Content for complex intervention and educational programs requires significant resources and investment.

•	Royalty advances. Royalty advances are incurred in all of the Company’s reportable segments, but are most prevalent in the Children’s Book Publishing and Distribution segment and enable the Company to obtain contractual commitments from authors to produce Content. The Company regularly provides authors with advances against expected future royalty payments, often before the books are written. Upon publication and sale of the books or other media, the authors generally will not receive further royalty payments until the contractual royalties earned from sales of such books or other media exceed such advances.

•

Production costs. Production costs are incurred in the Media, Licensing and Advertising segment. Production costs include the costs to create films, television programming, home videos and other entertainment Content. These costs include the costs of talent, artists, production crews and editors, as well as other costs incurred in connection with the production of this Content. Advertising and promotional costs are not included in production costs.

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

Competition

The markets for children’s educational, educational technology and entertainment materials are highly competitive. Competition is based on the quality and range of materials made available, price, promotion and customer service as well as the nature of the distribution channels. Competitors include numerous other book, textbook, library, reference material and supplementary text publishers, distributors and other resellers (including over the internet) of children’s books and other educational materials, national publishers of classroom and professional magazines with substantial circulation, numerous producers of television, video and film programming (many of which are substantially larger than the Company), television and cable networks, publishers of computer software and interactive products, and distributors of products and services on the internet. In the United States, competitors also include regional and local school-based book fair operators, other fundraising activities in schools, and bookstores. In its educational technology business, additional competitive factors include the demonstrated effectiveness of the products being offered, as well as available funding sources to school districts, and, although the Company believes no one offers as comprehensive an offering as its suite of reading intervention products and services, the Company faces competition from textbook publishers, distributors of other technology-based programs addressing the subject areas of the Company’s offerings, such as reading and phonics, and, with respect to its consulting services, not-for-profit organizations providing consulting covering various areas related to education. Competition may increase to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new materials that compete directly with the products distributed by the Company or develop or expand competitive sales channels. The Company believes that its position as both a publisher and distributor are unique to certain of the markets in which it competes, principally in the context of its children’s book business.

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

Name	Age	Employed by Registrant Since	Position(s) for Past Five Years

Richard Robinson	73	1962	Chairman of the Board (since 1982), President (since 1974) and Chief Executive Officer (since 1975).

Maureen O’Connell	48	2007

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

Margery W. Mayer	58	1990	Executive Vice President (since 1990), President, Scholastic Education (since 2002) and Executive Vice President, Learning Ventures (1998-2002).

Judith A. Newman	52	1993

Executive Vice President and President, Book Clubs (since 2005) and Scholastic At Home (2005-2006); Senior Vice President and President, Book Clubs and Scholastic At Home (2004-2005); and Senior Vice President, Book Clubs (1997-2004).

Cynthia Augustine	52	2007

Senior Vice President, Human Resources and Employee Services (since 2007). Prior to joining the Company, Senior Vice President of Talent Management for Time Warner, Inc. (2004-2005); and various positions at The New York Times Company, including Senior Vice President, Human Resources (1998 -2004) and President, Broadcast Group (2000-2004).

Andrew S. Hedden	69	2008

Member of the Board of Directors (since 1991) and Executive Vice President, General Counsel and Secretary (since 2008). Prior to joining the Company, partner at the law firm of Baker & McKenzie LLP (2005-2008) and the law firm of Coudert Brothers LLP (1975-2005).

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

The public may also read and copy materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site, at www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

The Company operates in highly competitive markets that are subject to rapid change, including, in particular, changes in customer preferences and changes and advances in relevant technologies. There are substantial uncertainties associated with the Company’s efforts to develop successful educational, trade publishing, entertainment and software and interactive products and services for its customers, as well as to adapt its print materials to new digital technologies, including the internet and eReader devices. The Company makes significant investments in new products and services that may not be profitable, or whose profitability may be significantly lower than the Company has experienced historically. In particular, in the context of the Company’s current focus on key digital opportunities, including ebooks for children, no meaningful market has yet developed and the Company may be unsuccessful in establishing itself as a significant factor in any market which does develop. Many aspects of an eReader market which could develop for children, such as the nature of the relevant software, relevant methods of delivery, including affordable devices, and relevant content, as well as pricing models, have not yet taken shape but will, most likely, be subject to change on a recurrent basis until a pattern develops and the potential market for children becomes more defined. There can be no assurance that the Company will be successful in implementing its ebook strategy, which could adversely affect the Company’s revenues and growth opportunities. In addition, the Company faces technological risks associated with software product development and service delivery in its educational technology and e-commerce businesses, as well as its internal business support systems, which could involve service failures, delays or internal system failures that result in damages, lost business or failures to be able to fully exploit business opportunities.

Our financial results would suffer if we fail to successfully meet market needs in school-based book clubs and book fairs, two of our core businesses.

The Company’s school-based book clubs and book fairs are core businesses, which produce a substantial part of the Company’s revenues. The Company is subject to the risk that it will not successfully develop and execute new promotional strategies for its school-based book clubs or book fairs in response to future customer trends or technological changes or otherwise meet market needs in these businesses in a timely fashion and successfully maintain teacher or school sponsorship levels, which would have an adverse effect on the Company’s financial results.

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

The Company’s business is affected significantly by changes in purchasing patterns or trends in, as well as the underlying strength of, the educational, trade, entertainment and software markets. In particular, the Company’s educational publishing and technology businesses may be adversely affected by budgetary restraints and other changes in state educational funding as a result of new legislation or regulatory actions, both at the federal and state level, as well as changes in the procurement process, to which the Company may be unable to adapt successfully. Recently, shortfalls in funding have negatively impacted purchasing patterns in the education markets. Continuation of this trend could negatively impact the Company. In this context, while Federal economic stimulus funding under the American Recovery and Reinvestment Act has benefited the Company by providing additional educational funding to compensate for budget shortfalls at the state level in fiscal 2010, there are no guarantees that these levels of funding will continue in fiscal 2011 and thereafter or the extent to which the Company may continue to benefit therefrom. In addition, there are many competing demands for educational funds, and there can be no guarantee that the Company will otherwise be successful in continuing to obtain sales of its products from any available funding.

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

Paper prices fluctuate based on worldwide demand and supply for paper, in general, as well as for the specific types of paper used by the Company. If there is a significant disruption in the supply of paper or significant increases in such costs beyond those currently anticipated, which would generally be beyond the control of the Company, or if the Company’s strategies to try to manage these costs, including additional cost savings initiatives, are ineffective, the Company’s results of operations could be adversely affected.

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

Control of the Company resides in our Chairman of the Board, President and Chief Executive Officer and other members of his family through their ownership of Class A Stock, and the holders of the Common Stock generally have no voting rights with respect to transactions requiring stockholder approval.

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

Forward-Looking Statements:

This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in SEC filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, plans, ecommerce and digital initiatives strategies, goals, revenues, improved efficiencies, general costs, manufacturing costs, medical costs, merit pay, operating margins, working capital, liquidity, capital needs, interest costs and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in this Annual Report and other risks and factors identified from time to time in the Company’s filings with the SEC.

The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B | Unresolved Staff Comments

None

Item 2 | Properties

The Company maintains its principal offices in the metropolitan New York area, where it owns and leases approximately 600,000 square feet of space. The Company also owns or leases approximately 1.7 million square feet of office and warehouse space for its primary warehouse and distribution facility located in the Jefferson City, Missouri area. In addition, the Company owns or leases approximately 3.0 million square feet of office and warehouse space in over 70 facilities in the United States, principally for Scholastic book fairs.

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

Item 3 | Legal Proceedings

As previously reported, the Company is party to certain actions filed by each of Alaska Laborers Employee Retirement Fund and Paul Baicu, which were consolidated on November 8, 2007. On September 26, 2008, the plaintiff sought leave of the Court to file a second amended class action complaint, in order to add allegations relating to the Company’s restatement announced in the Company’s Annual Report on Form 10-K filed on July 30, 2008. The Court thereafter dismissed the Company’s pending motion to dismiss as moot. On October 20, 2008, the plaintiff filed the second amended complaint, and on October 31, 2008, the Company filed a motion to dismiss the second amended complaint, which remains pending. The second amended class action complaint continues to allege securities fraud relating to statements made by the Company concerning its operations and financial results between March 2005 and March 2006 and seeks unspecified compensatory damages. The Company continues to believe that the allegations in such complaint are without merit and is vigorously defending the lawsuit.

In addition to the above suits, various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4 | Reserved

Part II

Item 5 | Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information: Scholastic Corporation’s Common Stock, par value $0.01 per share (the “Common Stock”), is traded on the NASDAQ Global Select Market under the symbol SCHL. Scholastic Corporation’s Class A Stock, par value $0.01 per share (the “Class A Stock”), is convertible, at any time, into Common Stock on a share-for-share basis. There is no public trading market for the Class A Stock. Set forth below are the quarterly high and low closing sales prices for the Common Stock as reported by NASDAQ for the periods indicated:

For fiscal years ended May 31,

	2010		2009

	High	Low	High	Low

First Quarter	$25.46	$18.53	$31.35	$25.03
Second Quarter	26.88	23.03	30.00	11.96
Third Quarter	31.38	24.81	17.36	10.60
Fourth Quarter	31.22	25.17	20.34	9.39

Holders: The number of holders of Class A Stock and Common Stock as of June 30, 2010 were 3 and approximately 9,007, respectively. The number of holders includes holders of record and an estimate of the number of persons holding in street name.

Dividends: During the first quarter of fiscal 2009, the Company initiated a regular quarterly dividend in the amount of $0.075 per Class A and Common share, for a total of $0.30 per share in respect of each of fiscal 2009 and fiscal 2010. In July 2010, the Board of Directors declared a cash dividend of $0.075 per Class A and Common share in respect of the first quarter of fiscal 2011. The dividend is payable on September 15, 2010 to shareholders of record on August 31, 2010. All dividends have been in compliance with the Company’s debt covenants.

Share purchases: The following table provides information with respect to purchases of shares of Common Stock by the Corporation during the quarter ended May 31, 2010:

Issuer Purchases of Equity Securities

(Amounts in millions, except share and per share amounts)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) that may yet be purchased under the plans or programs(1)

March 1, 2010 through March 31, 2010	111,422	$29.11	111,422	$16.3
April 1, 2010 through April 30, 2010	54,545	$27.16	54,545	$14.8
May 1, 2010 through May 31, 2010	175,008	$26.06	175,008	$10.2

Total	340,975	$27.23	340,975

(1)

On December 16, 2009, the Company announced that its Board of Directors had authorized a new program to purchase up to $20.0 million of Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. As of May 31, 2010, approximately $10.2 million remained of the current authorization.

Stock Price Performance Graph

The graph below matches the Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies that includes: The McGraw-Hill Companies, Pearson PLC and John Wiley & Sons Inc. The graph tracks the performance of a $100 investment in the Corporation’s Common Stock, in the peer group and in the index (with the reinvestment of all dividends) from June 1, 2005 to May 31, 2010.

Comparison of 5 Year Cumulative Total Return*
Among Scholastic Corporation, The NASDAQ Composite Index And A Peer Group

* $100 invested on 6/1/05 in stock or index-including reinvestment of dividends:

Fiscal year ended May 31,

	2005	2006	2007	2008	2009	2010

Scholastic Corporation	$100.00	$70.15	$84.67	$82.89	$53.15	$71.70
NASDAQ Composite Index	100.00	106.38	129.32	124.24	87.03	111.18
Peer Group	100.00	116.73	159.70	110.82	86.19	98.82

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 | Selected Financial Data

(Amounts in millions, except per share data)

For fiscal years ended May 31,

	2010	2009	2008	2007	2006

Statement of Operations Data:
Total revenues	$1,912.9	$1,849.3	$2,159.1	$1,870.6	$2,004.6
Cost of goods sold(1)	859.8	881.7	1,042.3	871.4	982.9
Selling, general and administrative expenses(2)	803.4	777.2	825.6	759.3	788.0
Bad debt expense(3)	9.5	15.8	8.6	11.1	12.0
Depreciation and amortization(4)	59.5	60.7	62.2	61.4	60.6
Severance(5)	9.2	26.5	7.0	14.3	12.6
Impairment charge(6)	43.1	17.0	—	—	—
Operating income	128.4	70.4	213.4	153.1	148.5
Other income(7)	0.9	0.7	2.6	—	—
Interest expense, net	16.2	23.0	29.8	30.9	32.4
(Loss) gain on investments(8)	(1.5)	(13.5)	—	3.0	—
Earnings from continuing operations	58.7	13.2	117.3	82.7	77.7
Loss from discontinued operations, net of tax	(2.6)	(27.5)	(134.5)	(21.8)	(9.1)
Net income (loss)	56.1	(14.3)	(17.2)	60.9	68.6

Share Information:
Earnings from continuing operations:
Basic	$1.61	$0.35	$3.03	$1.95	$1.87
Diluted	$1.59	$0.35	$2.99	$1.92	$1.84
Loss from discontinued operations:
Basic	$(0.07)	$(0.74)	$(3.47)	$(0.52)	$(0.22)
Diluted	$(0.07)	$(0.73)	$(3.43)	$(0.50)	$(0.21)
Net income (loss):
Basic	$1.54	$(0.39)	$(0.44)	$1.43	$1.65
Diluted	$1.52	$(0.38)	$(0.44)	$1.42	$1.63
Weighted average shares outstanding – basic	36.5	37.2	38.7	42.5	41.6
Weighted average shares outstanding – diluted	36.8	37.4	39.2	43.0	42.2
Dividends declared per common share	$0.30	$0.30	$—	$—	$—

Balance Sheet Data:
Working Capital	$501.1	$412.4	$475.9	$502.8	$390.0
Cash and cash equivalents	244.1	143.6	116.1	19.8	199.4
Total assets	1,600.4	1,608.8	1,761.6	1,816.7	1,991.2
Long-term debt (excluding capital leases)	202.5	250.0	295.1	173.4	173.2
Total debt	252.8	303.7	349.7	239.6	502.4
Long-term capital lease obligations	55.0	54.5	56.7	59.8	61.4
Total capital lease obligations	55.9	57.9	61.6	65.3	68.9
Total stockholders’ equity	830.4	785.0	873.1	1,068.0	988.3

(1)	In fiscal 2006, the Company recorded pre-tax costs of $3.2, related to the write-down of certain print reference set assets.

(2)

In fiscal 2010, the Company recorded a pre-tax charge of $7.5 associated with the settlement of a sales tax negotiation and a pre-tax charge of $4.7 associated with restructuring in the UK. In fiscal 2009, the Company recorded a pre-tax charge of $1.4, related to asset impairments.

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

(6)

In fiscal 2010, the Company recorded a pre-tax asset impairment charge of $36.3 attributable to intangible assets and prepublication costs associated with the library business, a pre-tax charge of $3.8 associated with a customer list and a pre-tax charge of $3.0 for goodwill and intangible assets associated with the Company’s direct-to-home toy catalog business. In fiscal 2009, the Company recorded a pre-tax $17.0 goodwill impairment charge attributable to the Company’s UK operations.

(7)

In fiscal 2010, the Company recorded a pre-tax gain of $0.9 on note repurchases of $4.1. In fiscal 2009, the Company recorded a pre-tax gain of $0.4 on note repurchases of $2.1 and a pre-tax gain of $0.3 related to an accelerated payment of a note. In fiscal 2008, the Company recorded a pre-tax gain on note repurchases of $2.1 and a pre-tax currency gain on settlement of a loan of $1.4, partially offset by $0.9 of pre-tax expense from an early termination of one of the Company’s subleases.

(8)

In fiscal 2010, the Company recorded a pre-tax loss of $1.5 in a U.S. based cost method investment. In fiscal 2009, the Company recorded a pre-tax loss on investments of $13.5, related to investments in the United Kingdom. In fiscal 2007, the Company sold its remaining portion of an equity investment and recorded a pre-tax gain of $3.0.

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

Overview and Outlook

During fiscal 2010, the Company generated strong results in the Educational Publishing segment, more than offsetting revenue declines in certain businesses in the Children’s Book Publishing and Distribution segment. The Company successfully achieved its long term operating margin goal by successfully executing its plan for growth in Scholastic Education, improving efficiencies in Children’s Books and tightly managing costs and cash. The Company also continued to strengthen its balance sheet through higher earnings and effective working capital management.

In fiscal 2010, revenue was $1,912.9 million, up 3.4% from $1,849.3 million a year ago, reflecting increased revenues in the Educational Publishing segment related to higher sales of READ 180, System 44 and other educational technology products and related services in Scholastic Education, reflecting strong execution and the benefit of new products and adoptions, as well as the significant impact of federal stimulus funding for education.

In fiscal 2010, operating income was $128.4 million, which included one-time, primarily non-cash items of $55.3 million, associated with write-downs of unproductive assets of $43.1 million, the restructuring of the Company’s UK operations of $4.7 million and $7.5 million related to a sales tax settlement. This compares favorably to operating income of $70.4 million in the prior fiscal year, which included one-time, mostly non-cash charges of $38.2 million consisting of $19.8 million severance and other employee expenses related to the Company’s cost reduction plans and asset impairments of $18.4 million. These results reflect the increased revenues in the Educational Publishing segment, overall effective cost management and improved efficiencies in the Company’s Children’s Book Publishing and Distribution segment.

During fiscal 2011, the Company’s plan is to sustain last year’s strong operating income before spending approximately $20 million to invest in Children’s Books’ key digital opportunities, ecommerce and ebooks, reflecting the accelerating change and growth in these areas. In the Educational Publishing segment, the Company will focus on consolidating last year’s record growth through strong renewals of services and follow-on product sales, as well as reaching new customers, while continuing to develop a strong pipeline of reading and math programs. The Company expects solid growth in the Children’s Book Publishing and Distribution segment in fiscal 2011, driven by strong performance in School Book Clubs and Book Fairs. Revenue in the Educational Publishing segment is expected to be in line with fiscal 2010, despite lower anticipated benefit from federal stimulus funding and fewer product introductions compared to last year.

Across the Company, improved efficiencies are expected to offset higher commodity, manufacturing and medical costs, as well as merit pay increases. The Company expects to continue to generate free cash flow in excess of net income by aggressively managing working capital, effectively offsetting increased capital spending on new products and digital initiatives.

Critical Accounting Policies and Estimates

General:

The Company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, future expectations and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable; sales returns; amortization periods; stock-based compensation expense; pension and other post-retirement obligations; tax rates; and recoverability of inventories, deferred income taxes and tax reserves, fixed assets, prepublication costs, and royalty advances, and the fair value of goodwill and other intangibles. For a complete description of the Company’s significant accounting policies, see Note 1 to the Consolidated Financial Statements in Item 8 of this Report. The following policies and account descriptions include all those identified by the Company as critical to its business operations and the understanding of its results of operations:

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

Trade – Revenue from the sale of children’s books for distribution in the retail channel is primarily recognized when risks and benefits transfer to the customer, which generally is at the time of shipment, or when the product is on sale and available to the public. For newly published titles, the Company, on occasion, contractually agrees with its customers when the publication may be first offered for sale to the public, or an agreed upon “Strict Laydown Date”. For such titles, the risks and benefits of the publication are not deemed to be transferred to the customer until such time that the publication can contractually be sold to the public, and the Company defers revenue on sales of such titles until such time as the customer is permitted to sell the product to the public.

A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns. Actual returns could differ from the Company’s estimate. A one percentage point change in the estimated reserve for returns rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2010 of approximately $1.1 million. A reserve for estimated bad debts is established at the time of sale and is based on the aging of accounts receivable held by the Company’s third party administrator. While the Company uses a third party to invoice and collect for shipments made, the Company bears the majority of the responsibility in the case of uncollectible accounts.

Educational Publishing – For shipments to schools, revenue is recognized when risks and benefits transfer to the customer. Shipments to depositories are on consignment and revenue is recognized based on actual shipments from the depositories to the schools. For certain software-based products, the Company offers new customers installation and training with these products and, in such cases, revenue is deferred and recognized as services are delivered or over the life of the contract.

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

For the fiscal years ended May 31, 2010, 2009 and 2008, no significant changes have been made to the underlying assumptions related to the Company’s revenue recognition policies or the methodologies applied.

Accounts receivable:

Accounts receivable are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for returns are based on historical return rates and sales patterns. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging and prior collection experience to estimate the ultimate collectability of these receivables. In the Company’s trade business, a reserve for estimated bad debts is established at the time of sale and the reserve continues to be monitored based on the aging of accounts receivable held by the Company’s third party administrator and the Company’s evaluation of the creditworthiness of the parties responsible for payment. While the Company uses a third party to invoice and collect for shipments made, the Company bears the majority of the responsibility in the case of uncollectible accounts. A one percentage point change in the estimated bad debt reserve rates, which are applied to the accounts receivable aging, would have resulted in an increase or decrease in operating income for the year ended May 31, 2010 of approximately $2.6 million.

Inventories:

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates and sales patterns of its products. The impact of a one percentage point change in the obsolescence reserve rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2010 of approximately $3.9 million.

Royalty advances:

Royalty advances are initially capitalized and subsequently expensed as related revenues are earned or when the Company determines future recovery is not probable. The Company has a long history of providing authors with royalty advances, and it tracks each advance earned with respect to the sale of the related publication. Historically, the longer the unearned portion of the advance remains outstanding, the less likely it is that the Company will recover the advance through the sale of the publication, as the related royalties earned are applied first against the remaining unearned portion of the advance. The Company applies this historical experience to its existing outstanding royalty advances to estimate the likelihood of recovery. Additionally, the Company’s editorial staff regularly reviews its portfolio of royalty advances to determine if individual royalty advances are not recoverable for discrete reasons, such as the death of an author prior to completion of a title or titles, a Company decision to not publish a title, poor market demand or other relevant factors that could impact recoverability.

Goodwill and intangible assets:

Goodwill and other intangible assets with indefinite lives are not amortized and are reviewed for impairment annually or more frequently if impairment indicators arise.

With regard to goodwill, the Company compares the estimated fair value of its identified reporting units to the carrying value of the net assets. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the units, in addition to comparisons to similar companies. The Company reviews its definition of reporting units annually. The Company evaluates its operating segments to determine if there are components one level below the operating segment. A component is present if discrete financial information is available and segment management regularly reviews the operating results of the business. If an operating segment only contains a single component, that component is determined to be a reporting unit for goodwill impairment testing purposes. If an operating segment contains multiple components, the Company evaluates the economic characteristics of these components. Any components within an operating segment that share similar economic characteristics are aggregated and deemed to be a reporting unit for goodwill impairment testing purposes. Components within the same operating segment that do not share similar economic characteristics are deemed to be individual reporting units for goodwill impairment testing purposes. The Company has identified 11 separate reporting units for goodwill impairment testing purposes. For each reporting unit with a goodwill asset, impairment testing is conducted at the reporting unit level.

The determination of the fair value of the Company’s reporting units involves a number of assumptions, including the estimates of future cash flows, discount rates and market-base multiples, among others, each of which is subject to change. Accordingly, it is possible that changes in assumptions and the performance of certain reporting units could lead to impairments in future periods, which may be material. To illustrate the extent that the fair values of the reporting units exceed their carrying value, had the fair value of each of the Company’s reporting units been 15% lower as of May 31, 2010, the Company still would not have recorded an impairment charge. There were two reporting units with goodwill totaling $108.9 million that had an estimated fair value of approximately 20% in excess of book value as of May 31, 2010.

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

Unredeemed Incentive Credits:

The Company employs incentive programs to encourage sponsor participation in its book clubs and book fairs. These programs allow the sponsors to accumulate credits which can then be redeemed for Company products or other items offered by the Company. The Company recognizes a liability at the estimated cost of providing these credits at the time of the recognition of revenue for the underlying purchases of Company product that resulted in the granting of the credit. As the credits are redeemed, such liability is reduced. Estimates are based on historical redemption patterns.

Other noncurrent liabilities:

All of the rate assumptions discussed below impact the Company’s calculations of its pension and post-retirement obligations. Any change in market performance, interest rate performance, assumed health care costs trend rate or compensation rates could result in significant changes in the Company’s pension and post-retirement obligations.

Pension obligations – The Corporation and certain of its subsidiaries have defined benefit pension plans (the “pension plans”), covering the majority of their employees who meet certain eligibility requirements. Effective as of June 1, 2009, the U.S. cash balance retirement plan (the “Pension Plan”) closed to new participants and accrual of future benefits under the Pension Plan stopped. Accordingly, a participant’s benefit does not consider pay earned and service credited after June 1, 2009. The Company’s pension plans and other post-retirement benefits are accounted for using actuarial valuations required by ASC Topic 715, “Compensation Retirement Benefits” (“Topic 715”), and the recognition and disclosure provisions of Topic 715, which requires the Company to recognize the funded status of its pension plans in its consolidated balance sheet.

The Company’s pension calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and interest cost component of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost. A one percentage point change in the discount rate and expected long-term return on plan assets would have resulted in an increase or decrease in operating income for the year ended May 31, 2010 of approximately $0.2 million and $1.1 million, respectively. Pension benefits in the cash balance plan for employees located in the United States are based on formulas in which the employees’ balances are credited monthly with interest based on the average rate for one-year United States Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment periods.

Other post-retirement benefits – The Corporation provides post-retirement benefits, consisting of healthcare and life insurance benefits, to eligible retired United States-based employees. The post-retirement medical plan benefits are funded on a pay-as-you-go basis, with the Company paying a portion of the premium and the employee paying the remainder. The Company follows Topic 715 in calculating the existing benefit obligation, which is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the interest cost components of net periodic post-retirement benefit cost. The assumed health care cost trend rate is used in the measurement of the long-term expected increase in medical claims. A one percentage point change in the discount rate and the medical cost trend rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2010 of approximately $0.1 million and $0.1 million, respectively. A one percentage point change in the medical cost trend rate would have resulted in an increase or decrease in the post-retirement benefit obligation as of May 31, 2010 of approximately $3.6 million and $3.1 million, respectively.

Stock-based compensation – ASC Topic 718, “Compensation – Stock Compensation” (“Topic 718”), requires companies to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted Topic 718 using the modified-prospective application method and, accordingly, recognizes compensation cost for stock-based compensation for all new or modified grants after the date of adoption. In addition, the Company recognizes the unvested portion of the grant-date fair value of awards granted prior to the adoption based on the fair values previously calculated for disclosure purposes. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model requires management to make significant judgments and estimates. The use of different assumptions and estimates in the Black-Scholes option pricing model could have a material impact on the estimated fair value of option grants and the related expense. The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term is determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield is based on actual dividends paid or to be paid by the Company. When calculating expected stock price volatility, the Company utilizes the information for the preceding eight-year period.

Discontinued Operations – ASC Topic 360, “Property, Plant, and Equipment,” requires the calculation of estimated fair value less cost to sell of long-lived assets for assets held for sale. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections; excess working capital levels; real estate values; and the anticipated costs involved in the selling process. The Company recognizes operations as discontinued when the operations have either ceased or are expected to be disposed of in a sale transaction in the near term, the operations and cash flows of all discontinued operations have been eliminated, or will be eliminated upon consummation of the expected sale transaction, and the Company will not have any significant continuing involvement in the discontinued operations subsequent to the expected sale transaction. In addition, for a description of the significant assumptions and estimates used by management in connection with discontinued operations, see Note 2 of Notes to the Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

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

The Company believes that its taxable earnings, during the periods when the temporary differences giving rise to deferred tax assets become deductible or when tax benefit carryforwards may be utilized, should be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of the tax benefit carryforwards or where the projected taxable earnings indicate that realization is not likely, the Company establishes a valuation allowance.

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

The Company recognizes a liability for uncertain tax positions based upon the guidance in ASC Topic 740, “Income Taxes,” (“Topic 740”). Topic 740 provides guidance on recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that a company has taken or expects to file in a tax return. Topic 740 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Corporation’s Board of Directors. The Audit Committee has reviewed the Company’s disclosure relating to the policies described in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations

(Amounts in millions, except per share data)

For fiscal years ended May 31,

	2010		2009		2008

	$	%(1)	$	%(1)	$	%(1)

Revenues:
Children’s Book Publishing and Distribution	910.6	47.6	940.4	50.9	1,187.5	55.0
Educational Publishing	476.5	24.9	384.2	20.8	407.1	18.9
Media, Licensing and Advertising	113.8	6.0	125.7	6.7	114.7	5.3
International	412.0	21.5	399.0	21.6	449.8	20.8

Total revenues	1,912.9	100.0	1,849.3	100.0	2,159.1	100.0

Cost of goods sold (exclusive of depreciation)	859.8	44.9	881.7	47.7	1,042.3	48.3

Selling, general and administrative expenses	803.4	42.0	777.2	42.0	825.6	38.2
Bad debt expense	9.5	0.5	15.8	0.9	8.6	0.4
Depreciation and amortization(2)	59.5	3.1	60.7	3.3	62.2	2.9
Severance(3)	9.2	0.5	26.5	1.4	7.0	0.3
Impairment charge(3)	43.1	2.3	17.0	0.9	—	—

Operating income	128.4	6.7	70.4	3.8	213.4	9.9
Other income(4)	0.9	—	0.7	—	2.6	0.1
Interest income	1.6	0.1	1.2	0.1	3.1	0.1
Interest expense	(17.8)	(0.9)	(24.2)	(1.3)	(32.9)	(1.5)
Loss on investments(3)	(1.5)	(0.1)	(13.5)	(0.7)	—	—
Earnings from continuing operations before income taxes	111.6	5.8	34.6	1.9	186.2	8.6

Earnings from continuing operations	58.7	3.1	13.2	0.7	117.3	5.4
Loss from discontinued operations, net of tax	(2.6)	(0.2)	(27.5)	(1.5)	(134.5)	(6.2)

Net income (loss)	56.1	2.9	(14.3)	(0.8)	(17.2)	(0.8)

Earnings (loss) per share:
Basic:
Earnings from continuing operations	$1.61		$0.35		$3.03
Loss from discontinued operations	$(0.07)		$(0.74)		$(3.47)
Net income (loss)	$1.54		$(0.39)		$(0.44)
Diluted:
Earnings from continuing operations	$1.59		$0.35		$2.99
Loss from discontinued operations	$(0.07)		$(0.73)		$(3.43)
Net income (loss)	$1.52		$(0.38)		$(0.44)

(1)	Represents percentage of total revenues.

(2)	In fiscal 2008, the Company recorded a pre-tax $3.8 charge for the impairment of certain intangible assets and prepublication costs.

(3)

In fiscal 2010, the Company recorded a pre-tax asset impairment charge of $36.3 attributable to intangible assets and prepublication costs associated with the library business, a pre-tax charge of $3.8 associated with a customer list, a pre-tax charge of $3.0 for goodwill and intangible assets associated with the Company’s direct-to-home toy catalog business and a pre-tax loss of $1.5 in a U.S. based investment. In fiscal 2009, the Company recorded a pre-tax $17.0 goodwill impairment charge related to the Company’s UK operations and a pre-tax $13.5 loss on investments in the UK. The Company also recorded a pre-tax severance charge of $18.1, which was primarily related to the Company’s previously announced voluntary retirement program and a workforce reduction program.

(4)

In fiscal 2010, the Company recorded a pre-tax gain of $0.9 on note repurchases of $4.1. In fiscal 2009, the Company recorded a pre-tax gain of $0.4 on note repurchases of $2.1 and a pre-tax gain of $0.3 related to an accelerated payment of a note. In fiscal 2008, the Company recorded a pre-tax gain on note repurchases of $2.1and a pre-tax currency gain on settlement of a loan of $1.4, partially offset by $0.9 of pre-tax expense from early termination of one of the Company’s subleases.

Results of Operations – Consolidated

Revenues for fiscal 2010 from continuing operations increased $63.6 million, or 3.4%, to $1,912.9 million, compared to $1,849.3 million in fiscal 2009. This increase was principally related to higher Educational Publishing segment revenues of $92.3 million driven by increased sales of educational technology products and related services. This reflected the strong execution and the benefit of new products and adoptions, as well as the significant impact of federal stimulus funding. In addition, foreign exchange positively impacted the Company’s revenues by $27.2 million, principally related to a weakening U.S. dollar against the Canadian dollar and Australian dollar. The increase was partially offset by a decline in revenues from the Company’s Children’s Book Publishing and Distribution segment of $29.8 million, or 3.2%. Revenues for fiscal 2009 decreased $309.8 million, or 14.3%, to $1,849.3 million, compared to $2,159.1 million in fiscal 2008, primarily related to the release in fiscal 2008 of Harry Potter and the Deathly Hallows, the seventh and final book in the series, and a $62.5 million negative impact of foreign currency exchange rates.

Cost of goods sold for fiscal 2010 decreased to $859.8 million, or 44.9% of revenues, compared to $881.7 million, or 47.7% of revenues, in the prior fiscal year. This decrease as a percentage of revenue is primarily related to the higher ratio of higher-margin educational technology product sales in fiscal 2010. In fiscal 2009, Cost of goods sold decreased to $881.7 million, or 47.7% of revenues, from $1,042.3 million, or 48.3% of revenues, in fiscal 2008, which was related to higher costs related to the Harry Potter release in fiscal 2008. Components of Cost of goods sold for fiscal 2010, 2009 and 2008 are as follows.

	($ amounts in millions)

	2010	2009	2008

Product, service and production costs	$504.0	$507.8	$550.5
Royalty costs	94.0	106.3	200.4
Prepublication and production amortization	51.0	44.8	46.1
Postage, freight, shipping, fulfillment and all other costs	210.8	222.8	245.3

Total	$859.8	$881.7	$1,042.3

Product, service and production costs for fiscal 2010 remained relatively flat compared to fiscal 2009. Product, service and production costs as well as Royalty costs for fiscal 2009 decreased compared to fiscal 2008 primarily due to the release of Harry Potter and the Deathly Hallows in fiscal 2008. Royalty costs for fiscal 2010 decreased from fiscal 2009 due to the release of The Tales of Beedle the Bard in fiscal 2009. Prepublication and production amortization for fiscal 2010 increased compared to fiscal 2009 due to the acceleration of amortization of certain interactive and educational technology products.

Selling, general and administrative expenses for fiscal 2010 increased by $26.2 million, to $803.4 million, from $777.2 million, in fiscal 2009. Selling, general and administrative expense increases in fiscal 2010 were primarily related to accruals for sales taxes of $15.4 million principally related to a settlement with a taxing authority, as well as increased employee costs (including bonuses and higher sales commissions in Scholastic Education) of $30.8 million related to the increase in sales in the Educational Publishing segment. Selling, general and administrative expenses decreased by $48.4 million to $777.2 million in fiscal 2009, from $825.6 million in fiscal 2008, primarily due to lower employee costs as well as higher Harry Potter related expenses in fiscal 2008.

Bad debt expense decreased by $6.3 million, to $9.5 million in fiscal 2010, compared to $15.8 million in fiscal 2009, when the Company recorded increased bad debt reserves in the Children’s Book Publishing and Distribution and Educational Publishing segments. In fiscal 2009, Bad debt expense reflected an increase of $7.2 million, to $15.8 million, compared to $8.6 million in fiscal 2008, due to increased bad debt reserves in fiscal 2009.

Severance expense for fiscal 2010 decreased by $17.3 million to $9.2 million, compared to $26.5 million in fiscal 2009, primarily due to the prior year expenses incurred related to previously announced cost reduction programs. In fiscal 2009, Severance expense increased by $19.5 million, to $26.5 million, compared to $7.0 million in fiscal 2008, also related to the cost reduction initiatives in fiscal 2009.

In fiscal 2010, the Company recorded charges of $43.1 million for asset impairments consisting of: $36.3 million recorded in the Educational Publishing segment, as the Company implemented certain strategic initiatives during the fiscal year to centralize publishing efforts within the Children’s Book Publishing and Distribution segment, including the elimination of the front list for certain library-specific titles within the Educational Publishing segment; $3.8 million recorded in the Company’s International segment related to customer lists acquired as part of the dissolution of a joint venture in the United Kingdom; and $3.0 million relating to goodwill and other intangible assets of the Company’s direct-to-home toy catalog business recorded in the Company’s Media, Licensing and Advertising segment. In fiscal 2009, the Company recognized a non-cash charge for impairment of goodwill in its UK business of $17.0 million.

The resulting operating income for fiscal 2010 increased by $58.0 million, or 82.4%, to $128.4 million, compared to $70.4 million in the prior fiscal year, principally reflecting the strong results in the Company’s Educational Publishing segment, compared to the prior fiscal year. In fiscal 2009, operating income decreased by $143.0 million, to $70.4 million, compared to $213.4 million in the prior fiscal year, primarily related to the fiscal 2008 release of Harry Potter and the Deathly Hallows.

Interest expense for fiscal 2010 was $17.8 million, compared to $24.2 million in fiscal 2009 and $32.9 million in fiscal 2008, driven by lower borrowing levels and favorable interest rates.

In fiscal 2010, the Company recognized a non-cash loss on a U.S based investment in the amount of $1.5 million. In fiscal 2009, the Company recognized non-cash unrealized losses on investments in a UK book distribution business and related entities of $13.5 million.

The Company’s provision for income taxes with respect to continuing operations resulted in an effective tax rate of 47.4%, 61.8% and 37.0% for fiscal 2010, 2009 and 2008, respectively. The Company’s effective tax rate for fiscal year 2009 exceeds statutory rates as a result of net operating losses experienced in foreign operations, primarily in the United Kingdom, for which the Company does not expect to realize future tax benefits.

Earnings from continuing operations increased by $45.5 million to $58.7 million in fiscal 2010, from $13.2 million in fiscal 2009, which decreased by $104.1 million from $117.3 million in fiscal 2008. The basic and diluted earnings from continuing operations per share of Class A Stock and Common Stock were $1.61 and $1.59, respectively, in fiscal 2010, $0.35 in fiscal 2009, and $3.03 and $2.99, respectively, in fiscal 2008.

Loss from discontinued operations, net of tax, decreased to $2.6 million in fiscal 2010, compared to $27.5 million in fiscal 2009 and $134.5 million in fiscal 2008. The higher amount in fiscal 2008 was substantially due to the write-down of certain assets associated with the decision to sell the domestic, Canadian and UK continuities businesses.

The resulting net income for fiscal 2010 was $56.1 million, or $1.54 and $1.52 per basic and diluted share, respectively, compared to a net loss of $14.3 million, or $0.39 and $0.38 per basic and diluted share, respectively, in fiscal 2009. Net loss in fiscal 2008 was $17.2 million, or $0.44 per basic and diluted share. The weighted average shares of Class A Stock and Common Stock outstanding, which is used to calculate earnings or loss per share, were lower in fiscal 2010, 2009 and 2008 primarily due to an accelerated share repurchase agreement entered into by the Corporation on June 1, 2007 (the “ASR”), as more fully discussed in Note 10 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Results of Operations – Segments

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

	($ amounts in millions)

	2010	2009	2008

Revenues	$910.6	$940.4	$1,187.5
Operating income	117.9	101.8	185.1

Operating margin	12.9%	10.8%	15.6%

Revenues in the Children’s Book Publishing and Distribution segment accounted for 47.6% of the Company’s revenues in fiscal 2010, 50.9% in fiscal 2009 and 55.0% in fiscal 2008. In fiscal 2010, segment revenues decreased by $29.8 million, or 3.2%, to $910.6 million from $940.4 million in the prior fiscal year. This decrease was primarily due to lower revenues in the Children’s Book Publishing and Distribution school-based book club business, which declined by $36.0 million compared to the prior fiscal year, related to fewer orders and sponsors, and the prior year benefit from the release of The Tales of Beedle the Bard. In fiscal 2009, segment revenues decreased by $247.1 million, or 20.8%, from $1,187.5 million in fiscal 2008, primarily related to the fiscal 2008 release of Harry Potter and the Deathly Hallows.

Revenues from school book fairs accounted for 47.3% of segment revenues in fiscal 2010, compared to 44.2% in fiscal 2009 and 35.5% in fiscal 2008. In fiscal 2010, school book fair revenues increased by $15.3 million, or 3.7%, to $431.1 million, compared to $415.8 million in fiscal 2009, primarily due to higher revenue per fair. In fiscal 2009, school book fair revenues decreased by $6.2 million, or 1.5%, from $422.0 million in fiscal 2008, primarily due to lower revenues from clearance sales as well as lower fair count partially offset by higher revenue per fair.

Revenues from school book clubs accounted for 33.5% of segment revenues in fiscal 2010, compared to 36.3% in fiscal 2009 and 29.2% in fiscal 2008. In fiscal 2010, school book club revenues decreased by $36.0 million, or 10.6%, to $304.9 million, compared to $340.9 million in fiscal 2009, primarily reflecting fewer orders and sponsors, principally related to teacher reassignments at the start of the school year which impacted customer acquisition. In fiscal 2009, school book clubs revenues declined by 1.6%, or $5.6 million, compared to $346.5 million in fiscal 2008, primarily due to lower revenue per order partially offset by an increase in order volume.

The trade distribution channel accounted for 19.2% of segment revenues in fiscal 2010, compared to 19.5% in fiscal 2009 and 35.3% in fiscal 2008. Trade revenues decreased by $9.1 million to $174.6 million in fiscal 2010, compared to $183.7 million in fiscal 2009 when the Company released The Tales of Beedle the Bard. In fiscal 2009, trade revenues decreased by $235.3 million from $419.0 million in fiscal 2008, related to the prior year’s release of Harry Potter and the Deathly Hallows. Trade revenues for Harry Potter, including The Tales of Beedle the Bard, were approximately $25 million, $35 million and $270 million in fiscal 2010, 2009 and 2008, respectively.

Segment operating income in fiscal 2010 increased by $16.1 million, or 15.8%, to $117.9 million, compared to $101.8 million in fiscal 2009. This increase is primarily related to operational improvements in the Company’s school-based book fairs business, favorable returns and reduced bad debt expenses in the Company’s trade business and reduced promotional expenses in the Company’s school-based book clubs business, partially offset by lower school book clubs revenues and an increase in sales tax expense primarily related to a settlement with a taxing authority.

In fiscal 2009, segment operating income decreased by $83.3 million, or 45.0%, from $185.1 million in fiscal 2008, primarily in the Company’s trade business resulting from the fiscal 2008 release of Harry Potter and the Deathly Hallows.

EDUCATIONAL PUBLISHING

	($ amounts in millions)

	2010	2009	2008

Revenues	$476.5	$384.2	$407.1
Operating income	67.2	55.8	65.9

Operating margin	14.1%	14.5%	16.2%

Revenues in the Educational Publishing segment accounted for 24.9% of the Company’s revenues in fiscal 2010, 20.8% in fiscal 2009 and 18.9% in fiscal 2008. In fiscal 2010, segment revenues increased by $92.3 million, or 24.0%, to $476.5 million, compared to $384.2 million in the prior year. This increase was the result of higher sales of READ 180®, System 44 and other educational technology products and related services in Scholastic Education, along with new adoptions, in particular the California adoption of READ 180 and System 44, the significant impact of federal stimulus funding for education. Revenues in the Educational Publishing segment declined by $22.9 million to $384.2 million in fiscal 2009, compared to $407.1 million in fiscal 2008, principally driven by lower sales of READ180 in the first quarter of fiscal 2009 as well as lower school classroom and library revenues.

In fiscal 2010, segment operating income increased by $11.4 million, or 20.4%, to $67.2 million, compared to $55.8 million in the prior fiscal year, primarily due to the higher revenues, partially offset by an asset impairment charge of $36.3 million recorded in the second quarter of fiscal 2010 in connection with the Company’s decision to consolidate supplemental non-fiction and library publishing activities into the Children’s Book Publishing and Distribution segment. In fiscal 2009, segment operating income decreased by $10.1 million, or 15.3%, from $65.9 million in fiscal 2008, primarily due to the lower revenues and a non-cash charge for fixed assets impairments of $1.4 million, partially offset by lower selling expenses.

MEDIA, LICENSING AND ADVERTISING

	($ amounts in millions)

	2010	2009	2008

Revenues	$113.8	$125.7	$114.7
Operating loss	(4.2)	—	(2.9)

Operating margin	*	*	*

*	not meaningful

Revenues in the Media, Licensing and Advertising segment accounted for 6.0% of the Company’s revenues in fiscal 2010, 6.7% in fiscal 2009 and 5.3% in fiscal 2008. In fiscal 2010, segment revenues decreased by $11.9 million, or 9.5%, to $113.8 million, from $125.7 million in fiscal 2009, primarily due to lower revenues from sales of software and interactive products as well as lower revenues from the Company’s direct-to-home toy catalog business. In fiscal 2009, segment revenues increased by $11.0 million, or 9.6%, from $114.7 million in fiscal 2008, primarily due to higher revenues from sales of software and interactive products, higher revenues in the custom publishing business and higher production revenues.

In fiscal 2010, the segment experienced an operating loss of $4.2 million, primarily related to impairment charges totaling $3.0 million related to the Company’s direct-to-home toy catalog business and lower revenues as noted above. In fiscal 2009, segment operating loss was less than $0.1 million, compared to a loss of $2.9 million in fiscal 2008.

INTERNATIONAL

	($ amounts in millions)

	2010	2009	2008

Revenues	$412.0	$399.0	$449.8
Operating income	30.0	7.3	42.3

Operating margin	7.3%	1.8%	9.4%

Revenues in the International segment accounted for 21.5% of the Company’s revenues in fiscal 2010, 21.6% in fiscal 2009 and 20.8% in fiscal 2008. In fiscal 2010, segment revenues increased by $13.0 million, or 3.3%, to $412.0 million, from $399.0 million in the prior fiscal year. This increase was primarily due to the favorable impact of foreign currency exchange rates of $27.2 million principally in Australia and Canada, partially offset by sales declines in Canada of $7.1 million and the United Kingdom of $5.4 million. In fiscal 2009, segment revenues decreased by $50.8 million to $399.0 million, from $449.8 million in fiscal 2008. This decrease was related to the unfavorable impact of foreign currency exchange rates of $62.5 million as well as a revenue decline in the United Kingdom of $11.6 million, partially offset by revenue growth in Australia and Canada of $13.5 million and $8.0 million, respectively.

Segment operating income in fiscal 2010 increased by $22.7 million, to $30.0 million, compared to $7.3 million in the prior fiscal year, primarily reflecting a non-cash charge for impairment of goodwill of $17.0 million in the UK in the prior year. Restructuring costs in the United Kingdom of $4.7 million were recorded in fiscal 2010. In addition, a $3.8 million non-cash impairment charge in the UK was recorded in the second quarter of fiscal 2010. Segment operating income in fiscal 2009 decreased to $7.3 million, from $42.3 million in fiscal 2008, primarily due to lower operating income in the United Kingdom, including the above mentioned non-cash charge, as well as the unfavorable impact of foreign currency exchange rates of $12.1 million.

Liquidity and Capital Resources

The Company’s cash and cash equivalents, including the cash of the discontinued operations, totaled $244.1 million at May 31, 2010, compared to $143.6 million at May 31, 2009 and $120.4 million at May 31, 2008.

Cash provided by operating activities improved by $87.2 million to $275.8 million for the year ended May 31, 2010, compared to $188.6 million at May 31, 2009. In addition to the increase in net income, adjusted for non-cash items of $69.3 million, the $87.2 million improvement was primarily related to favorable working capital changes which included the following:

•

A $5.6 million increase in deferred revenue for the year ended May 31, 2010, compared to a decrease of $0.5 million for the year ended May 31, 2009, resulting in an improvement of $6.1 million in cash provided by operating activities.

•

A $3.4 million decrease in inventories for the year ended May 31, 2010, compared to an increase in inventories of $25.8 million for the year ended May 31, 2009, resulting in an improvement of $29.2 million in cash provided by operating activities in fiscal 2010.

Cash provided by operating activities is expected to be negatively impacted in fiscal 2011 compared to fiscal 2009 and fiscal 2010, as income tax payments in fiscal 2011 will be significantly higher than the prior two years and bonuses accrued in fiscal 2010 will be paid in fiscal 2011.

Net cash used in investing activities increased by $31.6 million to $105.0 million for the fiscal year ended May 31, 2010, from $73.4 million in the prior fiscal year. This increase was primarily due to $33.0 million in proceeds having been received from the sale of businesses in the prior fiscal year.

Net cash used in financing activities decreased by $15.4 million to $70.9 million in fiscal 2010, compared to $86.3 million in fiscal 2009. The decrease in the use of cash primarily reflects reduced funds expended for the reacquisition of the Corporation’s Common Stock in fiscal 2010.

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

The Company’s operating philosophy is to use cash provided from operating activities to create value by paying down debt, to reinvest in existing businesses and, from time to time, to make acquisitions that will complement its portfolio of businesses and to engage in shareholder enhancement initiatives, such as dividend declarations and share purchases. The Company believes that cash on hand, funds generated by its operations and funds available under its current credit facilities will be sufficient to finance its short-and long-term capital requirements.

Despite the current economic conditions, the Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund on-going operations including pension contributions, dividends, currently authorized common share repurchases, debt service, planned capital expenditures and other investments. As of May 31, 2010, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $244.1 million, cash from operations and borrowings remaining available under the Revolving Loan (as described under “Financing” below) totaling $325.0 million. Approximately 63% of the Company’s outstanding debt is not due until fiscal year 2013, and the remaining 37% is spread ratably over each preceding period. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its on-going operating needs, as well as its financing and investing activities.

In March 2009, the Company’s credit rating was reduced to “BB-” by Standard & Poor’s Rating Services and “Ba2” by Moody’s Investors Service. Both agencies had rated the outlook for the Company as “Stable”. In February 2010, Moody’s Investors Service changed the Company’s rating outlook from “Stable” to “Positive.” The Company’s interest rates for the Loan Agreement are associated with certain leverage ratios, and, accordingly, a change in the Company’s credit rating does not result in an increase in interest costs under the Company’s Loan Agreement.

The following table summarizes, as of May 31, 2010, the Company’s contractual cash obligations by future period (see Notes 4 and 5 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

	Payments Due by Period

Contractual Obligations(1)	1 Year or Less	Years 2-3	Years 4-5	After Year 5	Total

Minimum print quantities	$46.2	$95.3	$99.3	$267.3	$508.1
Royalty advances	7.4	2.7	0.5	—	10.6
Lines of credit and short-term debt	7.5	—	—	—	7.5
Capital leases(2)	5.9	11.9	10.2	196.2	224.2
Debt(2)	50.0	216.7	—	—	266.7
Pension and post-retirement plans	21.4	27.6	26.5	65.5	141.0
Operating leases	35.3	58.2	37.8	55.7	187.0

Total	$173.7	$412.4	$174.3	$584.7	$1,345.1

(1)	Obligations for income tax uncertainties pursuant to ASC 740 of approximately $30.6 are not included in the table.

(2)	Includes principal and interest.

Financing

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) elected to replace the Company’s then-existing credit facilities with a new $525.0 million credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 million revolving credit component (the “Revolving Loan”) and a $200.0 million amortizing term loan component (the “Term Loan”). The Loan Agreement is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2012. The $325.0 million Revolving Loan component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0 million. The $200.0 million Term Loan component was established in order to fund the reacquisition by the Corporation of shares of its Common Stock pursuant to an Accelerated Share Repurchase Agreement (as more fully described in Note 10 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”) and was fully drawn on June 28, 2007 in connection with that transaction. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7 million, with the first payment made on December 31, 2007, and a final payment of $7.4 million due on June 1, 2012. Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing Federal Funds rate plus 0.500% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based on the Company’s prevailing consolidated debt to total capital ratio. As of May 31, 2010, the applicable margin on the Term Loan was 0.750 % and the applicable margin on the Revolving Loan was 0.600%; at May 31, 2009, the applicable margin on the Term Loan was 0.875% and the applicable margin on the Revolving Loan was 0.700%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at May 31, 2010 was 0.150% and at May 31, 2009 was 0.175%. As of May 31, 2010, $93.0 million was outstanding under the Term Loan at an interest rate of 1.1%; at May 31, 2009, $135.8 million was outstanding under the Term Loan at an interest rate of 1.2%. There were no outstanding borrowings under the Revolving Loan as of May 31, 2010 and May 31, 2009. As of May 31, 2010, there was $0.4 million of outstanding standby letters of credit issued under the Loan Agreement. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at May 31, 2010 the Company was in compliance with these covenants.

In November 2009 and May 2009, the Company entered into unsecured money market bid rate credit lines totaling $20.0 million and $20.0 million, respectively. There were no outstanding borrowings under these credit lines at May 31, 2010 and May 31, 2009. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days, for fiscal 2010 and 180 days for fiscal 2009. These credit lines may be renewed, if requested by the Company, at the sole option of the lender.

As of May 31, 2010, the Company also had various local currency credit lines, with maximum available borrowings in amounts equivalent to $28.2 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $7.5 million at May 31, 2010 at a weighted average interest rate of 3.9%, compared to the equivalent of $10.9 million at May 31, 2009 at a weighted average interest rate of 3.3%. In December 2008, the Company recapitalized its United Kingdom operations via a cash contribution from the Company’s domestic operations, due to the cancellation of the local currency credit line in the United Kingdom.

At May 31, 2010, the Company had open standby letters of credit of $7.2 million issued under certain credit lines, compared to $7.4 million as of May 31, 2009. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

The Company’s total debt obligations were $252.8 million at May 31, 2010 and $303.7 million at May 31, 2009. The lower level of debt at May 31, 2010 compared to the level at May 31, 2009 was primarily due to repayments made on the Term Loan and repurchases of the Company’s 5% Notes on the open market.

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

Item 7A | Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of May 31, 2010. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 40% of the Company’s debt at May 31, 2010 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 48% at May 31, 2009. The decrease in variable-rate debt as of May 31, 2010 compared to May 31, 2009 was primarily due to repayments made on the Term Loan. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of May 31, 2010 (see Note 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

					$ amounts in millions

	Fiscal Year Maturity				Fair Value
	2011	2012	2013	2014	Thereafter	Total	2010

Debt Obligations
Lines of credit and short-term debt	$7.5	$—	$—	$—	$—	$7.5	$7.5
Average interest rate	3.9%
Long-term debt, including Current portion:
Fixed-rate debt	$—	$—	$153.0	$—	$—	$153.0	$151.3
Average interest rate			5.0%
Variable-rate debt	$42.8	$42.8	$7.4 (1)	$—	$—	$93.0	$93.0
Interest rate(2)	1.1%	1.1%	1.1%

(1)	Represents the final payment under the Term Loan, which has a final maturity of June 1, 2012 but may be repaid at any time.

(2)	Represents the interest rate under the Term Loan at May 31, 2010; the interest rate is subject to change over the life of the Term Loan.

Item 8 | Consolidated Financial Statements and Supplementary Data

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Statements of Operations

(Amounts in millions, except per share data) For fiscal years ended May 31,

	2010	2009	2008

Revenues	$1,912.9	$1,849.3	$2,159.1
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation)	859.8	881.7	1,042.3
Selling, general and administrative expenses	803.4	777.2	825.6
Bad debt expense	9.5	15.8	8.6
Depreciation and amortization	59.5	60.7	62.2
Severance	9.2	26.5	7.0
Impairment charge	43.1	17.0	—

Total operating costs and expenses	1,784.5	1,778.9	1,945.7

Operating income	128.4	70.4	213.4
Other income	0.9	0.7	2.6
Interest income	1.6	1.2	3.1
Interest expense	(17.8)	(24.2)	(32.9)
Loss on investments	(1.5)	(13.5)	—

Earnings from continuing operations before income taxes	111.6	34.6	186.2
Provision for income taxes	52.9	21.4	68.9

Earnings from continuing operations	58.7	13.2	117.3

Loss from discontinued operations, net of tax	(2.6)	(27.5)	(134.5)

Net income (loss)	$56.1	$(14.3)	$(17.2)

Basic and diluted earnings (loss) per share of Class A and Common Stock

Basic:
Earnings from continuing operations	$1.61	$0.35	$3.03
Loss from discontinued operations	$(0.07)	$(0.74)	$(3.47)
Net income (loss)	$1.54	$(0.39)	$(0.44)
Diluted:
Earnings from continuing operations	$1.59	$0.35	$2.99
Loss from discontinued operations	$(0.07)	$(0.73)	$(3.43)
Net income (loss)	$1.52	$(0.38)	$(0.44)
Dividends declared per common share	$0.30	$0.30	$—

See accompanying notes

Consolidated Balance Sheets

ASSETS	2010	2009

Current Assets:
Cash and cash equivalents	$244.1	$143.6
Accounts receivable (less allowance for doubtful accounts of $18.5 at May 31, 2010 and $15.2 at May 31, 2009)	212.5	197.4
Inventories	315.7	344.8
Deferred income taxes	59.3	62.7
Prepaid expenses and other current assets	42.5	40.3
Current assets of discontinued operations	20.4	31.0

Total current assets	894.5	819.8

Property, Plant and Equipment
Land	11.0	10.6
Buildings	92.2	92.0
Capitalized software	213.8	199.1
Furniture, fixtures and equipment	227.1	249.7
Leasehold improvements	177.6	179.6

	721.7	731.0

Less accumulated depreciation and amortization	(412.6)	(415.6)

Net property, plant and equipment	309.1	315.4

Other Assets and Deferred Charges:
Prepublication costs	110.7	121.5
Royalty advances (less allowance for reserves of $68.9 at May 31, 2010 and $72.6 at May 31, 2009)	38.0	41.5
Production costs	7.1	6.0
Goodwill	156.6	157.0
Other intangibles	15.5	46.8
Other assets and deferred charges	68.9	100.8

Total other assets and deferred charges	396.8	473.6

Total assets	$1,600.4	$1,608.8

See accompanying notes

(Amounts in millions, except share data) Balances at May 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2010	2009

Current Liabilities:
Lines of credit and current portion of long-term debt	$50.3	$53.7
Capital lease obligations	0.9	3.4
Accounts payable	101.0	128.2
Accrued royalties	42.3	41.7
Deferred revenue	39.8	34.2
Other accrued expenses	155.2	138.9
Current liabilities of discontinued operations	3.9	7.3

Total current liabilities	393.4	407.4

Noncurrent Liabilities:
Long-term debt	202.5	250.0
Capital lease obligations	55.0	54.5
Other noncurrent liabilities	119.1	111.9

Total noncurrent liabilities	376.6	416.4

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value Authorized - 2,000,000; Issued - None	—	—
Class A Stock, $.01 par value Authorized - 4,000,000; Issued and Outstanding 1,656,200 shares
Common Stock, $.01 par value Authorized - 70,000,000 shares; Issued - 42,911,624; Outstanding - 34,598,258 (42,911,624 shares issued and 34,740,275 outstanding at May 31, 2009)	0.4	0.4
Additional paid-in capital	569.2	552.9
Accumulated other comprehensive loss	(85.4)	(77.1)
Retained earnings	607.8	562.8
Treasury stock at cost	(261.6)	(254.0)

Total stockholders’ equity	830.4	785.0

Total liabilities and stockholders’ equity	$1,600.4	$1,608.8

Consolidated Statement of Changes in Stockholders’
Equity and Comprehensive Income (Loss)

(Amounts in millions, except share data)

					Additional Paid-in Capital
	Class A Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at May 31, 2007	1,656,200	$0.0	41,422,121	$0.4	$490.3
Comprehensive loss:
Net Loss	—	—	—	—	—
Other comprehensive loss, net:
Foreign currency translation adjustment	—	—	—	—	—
Pension and postretirement adjustments (net of tax of $(1.2))	—	—	—	—	—
Total other comprehensive loss	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—
Stock-based compensation	—	—	—	—	7.0
Adoption of FIN 48	—	—	—	—	—
Proceeds from issuance of common stock pursuant to stock-based compensation	—	—	1,460,183	—	37.6
Tax benefit realized from stock-based compensation	—	—	—	—	4.2
Purchases of treasury stock at cost	—	—	(6,437,786)	—	—

Balance at May 31, 2008	1,656,200	$0.0	36,444,518	$0.4	$539.1
Comprehensive loss:
Net Loss	—	—	—	—	—
Other comprehensive loss, net:
Foreign currency translation adjustment	—	—	—	—	—
Pension and postretirement adjustments (net of tax of $(3.4))	—	—	—	—	—
Total other comprehensive loss	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—
Stock-based compensation	—	—	—	—	11.6
Proceeds from issuance of common stock pursuant to stock-based compensation	—	—	234,446	—	2.2
Purchases of treasury stock at cost	—	—	(1,938,689)	—	—
Dividends	—	—	—	—	—

Balance at May 31, 2009	1,656,200	$0.0	34,740,275	$0.4	$552.9
Comprehensive income:
Net Income	—	—	—	—	—
Other comprehensive income (loss), net:
Foreign currency translation adjustment	—	—	—	—	—
Pension and postretirement adjustments (net of tax of ($9.1))	—	—	—	—	—
Total other comprehensive loss	—	—	—	—	—
Total comprehensive income	—	—	—	—	—
Stock-based compensation	—	—	—	—	14.0
Proceeds from issuance of common stock pursuant to stock-based compensation	—	—	134,045	—	3.2
Purchases of treasury stock at cost	—	—	(411,977)	—	—
Treasury stock issued pursuant to stock purchase plans	—	—	135,915	—	(0.9)
Dividends	—	—	—	—	—

Balance at May 31, 2010	1,656,200	$0.0	34,598,258	$0.4	$569.2

See accompanying notes

	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders’ Equity

Balance at May 31, 2007	$(34.5)	$611.8	$0.0	$1,068.0
Comprehensive loss:
Net Loss	—	(17.2)	—	(17.2)
Other comprehensive loss, net:
Foreign currency translation adjustment	1.9	—	—	1.9
Pension and postretirement adjustments (net of tax of $(1.2))	(2.1)	—	—	(2.1)

Total other comprehensive loss	—	—	—	(0.2)

Total comprehensive loss	—	—	—	(17.4)
Stock-based compensation	—	—	—	7.0
Adoption of FIN 48	—	(6.3)	—	(6.3)
Proceeds from issuance of common stock pursuant to stock-based compensation	—	—	—	37.6
Tax benefit realized from stock-based compensation	—	—	—	4.2
Purchases of treasury stock at cost	—	—	(220.0)	(220.0)

Balance at May 31, 2008	$(34.7)	$588.3	$(220.0)	$873.1
Comprehensive loss:
Net Loss	—	(14.3)	—	(14.3)
Other comprehensive loss, net:
Foreign currency translation adjustment	(30.3)	—	—	(30.3)
Pension and postretirement adjustments (net of tax of $(3.4))	(12.1)	—	—	(12.1)

Total other comprehensive loss	—	—	—	(42.4)

Total comprehensive loss	—	—	—	(56.7)
Stock-based compensation	—	—	—	11.6
Proceeds from issuance of common stock pursuant to stock-based compensation	—	—	—	2.2
Purchases of treasury stock at cost	—	—	(34.0)	(34.0)
Dividends	—	(11.2)	—	(11.2)

Balance at May 31, 2009	$(77.1)	$562.8	$(254.0)	$785.0
Comprehensive income:
Net Income	—	56.1	—	56.1
Other comprehensive income (loss), net:
Foreign currency translation adjustment	2.8	—	—	2.8
Pension and postretirement adjustments (net of tax of ($9.1))	(11.1)	—	—	(11.1)

Total other comprehensive loss	—	—	—	(8.3)

Total comprehensive income	—	—	—	47.8
Stock-based compensation	—	—	—	14.0
Proceeds from issuance of common stock pursuant to stock-based compensation	—	—	—	3.2
Purchases of treasury stock at cost	—	—	(10.8)	(10.8)
Treasury stock issued pursuant to stock purchase plans	—	—	3.2	2.3
Dividends	—	(11.1)	—	(11.1)

Balance at May 31, 2010	$(85.4)	$607.8	$(261.6)	$830.4

Consolidated Statements of Cash Flows

	(Amounts in millions) Years ended May 31,

	2010	2009	2008

Cash flows provided by operating activities:
Net income (loss)	$56.1	$(14.3)	$(17.2)
Loss from discontinued operations, net of tax	(2.6)	(27.5)	(134.5)

Earnings from continuing operations	58.7	13.2	117.3
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities of continuing operations:
Provision for losses on accounts receivable	9.5	15.8	8.5
Provision for losses on inventory	27.2	28.4	28.4
Provision for losses on royalty	6.8	12.6	6.8
Amortization of prepublication and production costs	51.0	44.8	46.1
Depreciation and amortization	59.5	60.7	62.2
Deferred income taxes	29.4	38.7	14.4
Stock-based compensation	14.0	11.6	7.0
Non cash write off related to asset impairment	43.1	17.0	—
Unrealized loss on investments	1.5	13.5	—
Changes in assets and liabilities:
Accounts receivable	(22.4)	(17.7)	3.5
Inventories	3.4	(25.8)	(17.9)
Prepaid expenses and other current assets	2.4	7.3	10.0
Deferred promotion costs	0.8	0.3	0.2
Royalty advances	(3.7)	(6.6)	(5.0)
Accounts payable	(27.0)	25.6	(13.8)
Other accrued expenses	18.8	(28.3)	27.3
Accrued royalties	0.4	(2.5)	11.1
Deferred revenue	5.6	(0.5)	12.5
Pension and post-retirement liabilities	(3.6)	(4.4)	(7.3)
Other, net	(1.8)	1.9	4.0

Total adjustments	214.9	192.4	198.0

Net cash provided by operating activities of continuing operations	273.6	205.6	315.3
Net cash provided by (used in) operating activities of discontinued operations	2.2	(17.0)	(8.8)

Net cash provided by operating activities	275.8	188.6	306.5
Cash flows used in investing activities:
Prepublication and production expenditures	(48.9)	(57.8)	(58.8)
Additions to property, plant and equipment	(55.3)	(45.1)	(56.2)
Acquisition related payments	(1.0)	(4.4)	(2.6)
Net cash proceeds from sale of businesses	0.2	33.0	—
Other	—	1.7	0.1

Net cash used in investing activities of continuing operations	(105.0)	(72.6)	(117.5)
Net cash used in investing activities of discontinued operations	—	(0.8)	(5.9)

Net cash used in investing activities	(105.0)	(73.4)	(123.4)
Cash flows provided by (used in) financing activities:
Borrowings under credit agreement and revolving loan	—	220.3	190.0
Repayment of credit agreement and revolving loan	—	(220.3)	(190.0)
Borrowings under term loan	—	—	200.0
Repayment of term loan	(42.8)	(42.8)	(21.4)
Repurchase of 5.00% notes	(4.1)	(2.1)	(12.4)
Borrowings under lines of credit	157.0	465.0	470.9
Repayment under lines of credit	(159.0)	(461.4)	(524.5)
Repayment of capital lease obligations	(3.4)	(4.9)	(5.5)
Reacquisition of common stock	(10.8)	(34.0)	(220.0)
Proceeds pursuant to stock-based compensation plans	3.2	2.3	37.6
Payment of dividends	(10.9)	(8.4)	—
Other	(0.1)	—	0.9

Net cash used in financing activities of continuing operations	(70.9)	(86.3)	(74.4)
Net cash used in financing activities	(70.9)	(86.3)	(74.4)
Effect of exchange rate changes on cash and cash equivalents	0.6	(5.7)	(11.1)

Net increase in cash and cash equivalents	100.5	23.2	97.6
Cash and cash equivalents at beginning of period, including cash of discontinued operations of $0.0, $4.3 and $3.0 at June 1, 2009, 2008 and 2007, respectively	143.6	120.4	22.8
Cash and cash equivalents at end of period, including cash of discontinued operations of $0.0, $0.0 and $4.3 at May 31, 2010, 2009 and 2008, respectively	$244.1	$143.6	$120.4

See accompanying notes

Consolidated Statements of Cash Flows

	(Amounts in millions) Years ended May 31,

	2010	2009	2008

Supplemental Information:
Income taxes payments (refunds), net	$22.3	$(5.3)	$45.9
Interest paid	16.5	23.1	33.1
Non-cash investing and financing activities: Capital leases	0.1	0.1	1.9

See accompanying notes

Notes to Consolidated Financial Statements

(Amounts in millions, except share and per share data)

1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the business

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is a global children’s publishing, education and media company. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading and learning. The Company is the world’s largest publisher and distributor of children’s books and a leading developer of educational technology products. Scholastic also creates quality educational and entertainment materials and products for use in school and at home, including magazines, children’s reference and non-fiction materials, teacher materials, television programming, film, videos and toys. The Company is a leading operator of school-based book clubs and book fairs in the United States. It distributes its products and services through these proprietary channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. In addition to its operations in the United States, Scholastic has long-established operations in Canada, the United Kingdom, Australia, New Zealand and parts of Asia, with newer operations in China, India and Ireland, and, through its export business, sells products in over 140 countries.

Basis of presentation

Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

Reclassification

The current presentation includes a net reclassification of certain costs to Cost of goods sold from Selling, general and administrative expenses totaling $12.9 and $6.4 for the fiscal years ending May 31, 2009 and 2008, respectively.

Discontinued Operations

As more fully described in Note 2, “Discontinued Operations,” the Company determined to sell or shut down its domestic, Canadian and UK continuities businesses, and intends to sell a related warehousing and distribution facility located in Maumelle, Arkansas (the “Maumelle Facility”) and an office and distribution facility in Danbury, Connecticut (the “Danbury Facility”). During fiscal 2009, the Company also ceased its operations in Argentina and Mexico, its door-to-door selling operations in Puerto Rico as well as its continuities business in Australia and New Zealand, its corporate book fairs business and closed its Scarsdale, NY store. The Company also sold a trade magazine. Additionally, the Company sold a non-core market research business and a non-core on-line resource for teachers business. In fiscal 2010, the Company sold a previously discontinued non-core book distribution business. All of the above businesses are classified as discontinued operations in the Company’s financial statements.

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

Trade – Revenue from the sale of children’s books for distribution in the retail channel is recognized when the risks and benefits transfer to the customer, which generally is at the time of shipment. For newly published titles, the Company, on occasion, contractually agrees with its customers when the publication may be first offered for sale to the public, or an agreed upon “Release Date”. For such titles, the risks and benefits of the publication are not deemed to be transferred to the customer until such time that the publication can contractually be sold to the public, and the Company defers revenue on sales of such titles until such time as the customer is permitted to sell the product to the public.

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

Educational Publishing – For shipments to schools, revenue is recognized when risks and benefits transfer to the customer. Shipments to depositories are on consignment and revenue is recognized based on actual shipments from the depositories to the schools. For certain software-based products, the Company offers new customers installation and training. In such cases, software-based product sales and services are accounted for as separate units of accounting and total proceeds are allocated based upon the relative fair values of these units. Service revenue is recognized as services are provided or over the life of the contract.

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

Magazines – Revenue is deferred and recognized ratably over the subscription period, as the magazines are delivered. Advertising revenue is recognized when the magazine is on sale and available to the subscribers.

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

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are recorded on a straight-line basis, over estimated useful lives. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Capitalized software, net of accumulated amortization, was $61.2 and $59.8 at May 31, 2010 and 2009, respectively. Capitalized software is depreciated over a period of three to seven years. Amortization expense for capitalized software was $25.0, $25.2 and $21.1 for the fiscal years ended May 31, 2010, 2009 and 2008, respectively. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives.

Leases

Lease agreements are evaluated to determine whether they are capital or operating leases in accordance with FASB Accounting Standards Codification (ASC) Topic 840, “Leases” (“Topic 840”). When substantially all of the risks and benefits of property ownership have been transferred to the Company, as determined by the test criteria in Topic 840, the lease then qualifies as a capital lease.

Capital leases are capitalized at the lower of the net present value of the total amount of rent payable under the leasing agreement (excluding finance charges) or the fair market value of the leased asset. Capital lease assets are depreciated on a straight-line basis, over a period consistent with the Company’s normal depreciation policy for tangible fixed assets, but not exceeding the lease term. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

Prepublication costs

The Company capitalizes the art, prepress, editorial, digital conversion and other costs incurred in the creation of the master copy of a book or other media (the “prepublication costs”). Prepublication costs are amortized on a straight-line basis over a three- to seven-year period based on expected future revenues. The Company regularly reviews the recoverability of the capitalized costs based on expected future revenues.

Royalty advances

Royalty advances are initially capitalized and subsequently expensed as related revenues are earned or when the Company determines future recovery is not probable. The Company has a long history of providing authors with royalty advances, and it tracks each advance earned with respect to the sale of the related publication. The royalties earned are applied first against the remaining unearned portion of the advance. Historically, the longer the unearned portion of the advance remains outstanding, the less likely it is that the Company will recover the advance through the sale of the publication. The Company applies this historical experience to its existing outstanding royalty advances to estimate the likelihood of recovery. Additionally, the Company’s editorial staff regularly reviews its portfolio of royalty advances to determine if individual royalty advances are not recoverable for discrete reasons, such as the death of an author prior to completion of a title or titles, a Company decision to not publish a title, poor market demand or other relevant factors that could impact recoverability.

Goodwill and intangible assets

Goodwill and other intangible assets with indefinite lives are not amortized and are reviewed for impairment annually or more frequently if impairment indicators arise. With regard to goodwill, the Company compares the estimated fair value of its identified reporting units to the carrying value of the net assets. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the units, in addition to comparisons to similar companies. The Company reviews its definition of reporting units annually. The Company evaluates its operating segments to determine if there are components one level below the operating segment. A component is present if discrete financial information is available and segment management regularly reviews the operating results of the business. If an operating segment only contains a single component, that component is determined to be a reporting unit for goodwill impairment testing purposes. If an operating segment contains multiple components, the Company evaluates the economic characteristics of these components. Any components within an operating segment that share similar economic characteristics are aggregated and deemed to be a reporting unit for goodwill impairment testing purposes. Components within the same operating segment that do not share similar economic characteristics are deemed to be individual reporting units for goodwill impairment testing purposes. The Company has identified 11 separate reporting units for goodwill impairment testing purposes. For each reporting unit with a goodwill asset, impairment testing is conducted at the reporting unit level.

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

Unredeemed incentive credits

The Company employs incentive programs to encourage sponsor participation in its book clubs and book fairs. These programs allow the sponsors to accumulate credits which can then be redeemed for Company products or other items offered by the Company. The Company recognizes a liability for these credits at the time of the recognition of revenue for the underlying purchases of Company product that resulted in the granting of the credit, based on the estimated cost to provide the free products. As the credits are redeemed, such liability is reduced.

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

Pension obligations – Scholastic Corporation and certain of its subsidiaries have defined benefit pension plans covering the majority of their employees who meet certain eligibility requirements. The Company’s pension plans and other post-retirement benefits are accounted for using actuarial valuations required by ASC Topic 715, “Compensation Retirement Benefits” (“Topic 715”).

The Company’s pension calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets, and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and the interest cost component of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost. Pension benefits in the cash balance plan for employees located in the United States are based on formulas in which the employees’ balances are credited monthly with interest based on the average rate for one-year United States Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment periods.

Other post-retirement benefits – Scholastic Corporation provides post-retirement benefits, consisting of healthcare and life insurance benefits, to eligible retired United States-based employees. The post-retirement medical plan benefits are funded on a pay-as-you-go basis, with the Company paying a portion of the premium and the employee paying the remainder. The Company follows Topic 715 in calculating the existing benefit obligation, which is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the interest cost component of net periodic post-retirement benefit cost. The assumed health care cost trend rate is used in the measurement of the long-term expected increase in medical claims.

Foreign currency translation

The Company’s non-United States dollar-denominated assets and liabilities are translated into United States dollars at prevailing rates at the balance sheet date and the revenues, costs and expenses are translated at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of the foreign financial statements and the effect of exchange rate changes on long-term intercompany balances are accumulated and charged directly to the foreign currency translation adjustment component of stockholders’ equity until such time as the operations are substantially liquidated or sold. The Company does not expect to repatriate earnings from foreign corporate subsidiaries and therefore does not provide for taxes on cumulative translation adjustments within stockholders’ equity.

Shipping and handling costs

Amounts billed to customers for shipping and handling are classified as revenue. Costs incurred in shipping and handling are recognized in cost of goods sold.

Earnings per share

Basic earnings per share is based on the weighted average shares of Class A Stock and Common Stock outstanding. Diluted earnings per share is based on the weighted average shares of Class A Stock and Common Stock outstanding adjusted for the impact of potentially dilutive securities outstanding. The dilutive impact of options outstanding on continuing operations is calculated using the treasury stock method, which treats the options as if they were exercised at the beginning of the period, adjusted for Common Stock assumed to be repurchased with the proceeds and tax benefit realized upon exercise. Any potentially dilutive security is excluded from the computation of diluted earnings per share for any period in which it has an anti-dilutive effect. Options that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled: 5,264,202 at May 31, 2010; 6,198,855 at May 31, 2009; and 2,770,635 at May 31, 2008.

Discontinued Operations

ASC Topic 360 requires the calculation of estimated fair value less cost to sell of long-lived assets for assets held for sale. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections; excess working capital levels; real estate values; and the anticipated costs involved in the selling process. The Company recognizes operations as discontinued when the operations have either ceased or are expected to be disposed of in a sale transaction in the near term, the operations and cash flows of all discontinued operations have been eliminated, or will be eliminated upon consummation of the expected sale transaction, and the Company will not have any significant continuing involvement in the discontinued operations subsequent to the expected sale transaction.

Stock-based compensation

The Company recognizes the cost of employee and director services received in exchange for any stock-based awards. The Company recognizes compensation expense on a straight-line basis over an award’s requisite service period, which is generally the vesting period, based on the award’s fair value at the date of grant.

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates, in order to derive the Company’s best estimate of awards ultimately expected to vest. In determining the estimated forfeiture rates for stock-based awards, the Company periodically conducts an assessment of the actual number of equity awards that have been forfeited previously. When estimating expected forfeitures, the Company considers factors such as the type of award, the employee class and historical experience. The estimate of stock-based awards that will ultimately be forfeited requires significant judgment and, to the extent that actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised.

The table set forth below provides the estimated fair value of options granted during fiscal years 2010, 2009 and 2008 and the significant weighted average assumptions used in determining the fair value for options granted by the Company under the Black-Scholes option pricing model. The expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the option grantees. The risk-free interest rate was based on the U.S. Treasury yield curve corresponding to the expected life in effect at the time of the grant. The volatility was estimated based on historical volatility corresponding to the expected life.

	2010	2009	2008

Estimated fair value of stock options granted	$8.34	$9.51	$13.05
Assumptions:
Expected dividend yield	1.4%	0.7%	0.0%
Expected stock price volatility	37.6%	34.3%	31.2%
Risk-free interest rate	3.3%	3.4%	3.9%
Expected life of options	7 years	6 years	6 years

Recently Adopted Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued an amendment to the authoritative guidance for employer’s disclosures about post-retirement benefit plan assets, which is effective for fiscal years ending after December 15, 2009. The amendment requires additional disclosures regarding investment allocations, major categories, valuation techniques and concentrations of risk related to plan assets held in an employer’s defined benefit pension or post-retirement plan. It also requires disclosure of any effects of utilizing significant unobservable inputs upon the overall change in the fair value of the plan assets during the reporting period. The Company has complied with the additional disclosures required by this standard. The adoption of this standard had no impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued ASC Topic 855 “Subsequent Events” (“Topic 855”), which establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, i.e., whether that date represents the date the financial statements were issued or were available to be issued. Topic 855 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard had no impact on the Company’s consolidated financial position, results of operations and cash flows.

In January 2010, the FASB issued Accounting Standard Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) Improving

Disclosures about Fair Value Measurements” (“ASU 2010-06”). This update requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company has complied with the additional disclosures required by this standard. The adoption of this standard had no impact on the Company’s consolidated financial position, results of operations and cash flows.

New Accounting Pronouncements

In June 2009, the FASB issued authoritative accounting guidance that changes the consolidation model for variable interest entities (VIEs). The guidance requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the company (1) has the power to direct matters that most significantly impact the VIE’s economic performance, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact on its results of operations and financial position.

In October 2009, the FASB issued Accounting Standard Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements” (“ASU No. 2009-13”). The accounting standard update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, ASU No. 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU No. 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not chosen early adoption and is evaluating the impact on the Company’s consolidated financial position, results of operations and cash flows.

In October 2009, the FASB issued Accounting Standard Update No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). The accounting standard update addresses the accounting revenue arrangements that contain tangible products and software and it affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. The accounting standard update clarifies what guidance should be used in allocating and measuring revenue. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software recognition guidance in Subtopic 985-605, “Software – Revenue Recognition.” The amendment requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. ASU No. 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not chosen early adoption and is evaluating the impact on the Company’s consolidated financial position, results of operations and cash flows.

2. DISCONTINUED OPERATIONS

During 2008, the Company determined to sell or shut down its domestic, Canadian and UK continuities businesses, and intends to sell a related warehousing and distribution facility located in Maumelle, Arkansas (the “Maumelle Facility”) and an office and distribution facility in Danbury, Connecticut (the “Danbury Facility”). During fiscal 2009, the Company also ceased its operations in Argentina and Mexico, its door-to-door selling operations in Puerto Rico as well as its continuities business in Australia and New Zealand, its corporate book fairs business and closed its Scarsdale, NY store. The Company also sold a trade magazine. Additionally, the Company sold a non-core market research business and a non-core on-line resource for teachers business. In fiscal 2010, the Company sold a previously discontinued non-core book distribution business. All of the above businesses are classified as discontinued operations in the Company’s financial statements.

In accordance with Topic 360, the results of operations for the aforementioned operations are presented in the Company’s Consolidated Financial Statements as discontinued operations. Topic 360 requires adjustments to the carrying value of assets held for sale if the carrying value exceeds their estimated fair value, less cost to sell. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections and the discount rate and terminal values developed in connection with the discounted cash flow; excess working capital levels; real estate fair values; and the anticipated costs involved in the selling process. The Company prepared separate financial statements reflecting the discontinued operations presentation, which required management to make significant judgments and estimates for purposes of allocating to the discontinued operations certain operating expenses, such as warehousing and distribution expenses, as well as assets, liabilities and other balance sheet items, including accounts payable and certain noncurrent liabilities.

The Company continues to monitor the expected cash proceeds to be realized from the disposition of discontinued operations assets, and adjusts asset values accordingly.

The Company continuously evaluates its portfolio of businesses for both impairment and economic viability. The Company did not cease any additional operations or classify any additional operations as “held for sale” during fiscal 2010.

The following table summarizes the operating results of the discontinued operations for the fiscal years ended May 31:

	2010	2009	2008

Revenues	$2.4	$74.2	$253.6
(Loss) gain on sale	(0.9)	32.0	—
Non-cash impairment charge and loss on operations	2.1	62.2	206.6
Loss before income taxes	3.0	30.2	206.6
Income tax benefit (expense)	0.4	2.7	72.1

Loss from discontinued operations, net of tax	$2.6	$27.5	$134.5

The following table sets forth the assets and liabilities of the discontinued operations included in the Consolidated Balance Sheets of the Company as of May 31:

	2010	2009

Accounts Receivable, net	$3.7	$13.6
Inventories, net	—	0.8
Other assets	16.7	16.6

Current assets of discontinued operations	$20.4	$31.0

Accounts payable	—	2.2
Accrued expenses and other current liabilities	3.9	5.1

Current liabilities of discontinued operations	$3.9	$7.3

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

In the first quarter of fiscal 2010, the Company reclassified certain revenues and operating expenses formerly included in the Media, Licensing and Advertising segment to the Children’s Book Publishing and Distribution segment. This reclassification consists of revenues and operating expenses derived from sales of media and interactive products sold through the various channels employed by the Children’s Book Publishing and Distribution segment. This change in reporting is consistent with changes in the Company’s internal financial reporting structure, and reflects the chief operating decision maker’s assessment of performance and asset allocation. Prior period results have been reclassified for consistency with the change in reporting structure. Revenues and operating income of $26.9 and $12.1, respectively, for the fiscal year ending May 31, 2009, and $26.1 and $10.1, respectively, for the fiscal year ending May 31, 2008, were reclassified to the Children’s Book Publishing and Distribution segment from the Media, Licensing and Advertising segment.

The following table sets forth information for the three fiscal years ended May 31 for the Company’s segments:

	Children’s Book Publishing and Distribution(1)	Educational Publishing(1)	Media, Licensing and Advertising(1)	Overhead(1)(2)	Total Domestic	International(1)	Total

2010

Revenues	$910.6	$476.5	$113.8	$—	$1,500.9	$412.0	$1,912.9
Bad debts	3.9	1.7	0.1	—	5.7	3.8	9.5
Depreciation and amortization(3)	14.2	3.0	0.7	35.6	53.5	6.0	59.5
Amortization(4)	12.0	25.9	10.2	—	48.1	2.9	51.0
Asset Impairments	—	36.3	3.0	—	39.3	3.8	43.1
Royalty advances expensed	20.3	0.7	0.9	—	21.9	4.1	26.0
Segment operating income/(loss)	117.9	67.2	(4.2)	(82.5)	98.4	30.0	128.4
Segment assets	516.3	344.3	59.2	369.5	1,289.3	290.7	1,580.0
Goodwill	54.3	88.4	5.4	—	148.1	8.5	156.6
Expenditures for long-lived assets	43.7	31.8	6.9	28.9	111.3	11.2	122.5
Long-lived assets	176.8	169.8	19.2	224.7	590.5	67.1	657.6

2009

Revenues	$940.4	$384.2	$125.7	$—	$1,450.3	$399.0	$1,849.3
Bad debts	10.0	1.6	0.3	—	11.9	3.9	15.8
Depreciation and amortization(3)	16.3	3.8	1.0	33.8	54.9	5.8	60.7
Amortization(4)	12.3	22.5	7.9	—	42.7	2.1	44.8
Asset Impairments	—	—	—	—	—	17.0	17.0
Royalty advances expensed	26.3	1.7	0.6	—	28.6	3.6	32.2
Segment operating income/(loss)	101.8	55.8	—	(94.5)	63.1	7.3	70.4
Segment assets	560.7	331.2	59.4	373.6	1,324.9	252.9	1,577.8
Goodwill	54.3	88.4	5.8	—	148.5	8.5	157.0
Expenditures for long-lived assets	48.5	37.7	12.3	25.0	123.5	10.0	133.5
Long-lived assets	186.9	206.3	27.2	221.9	642.3	73.0	715.3

2008

Revenues	$1,187.5	$407.1	$114.7	$—	$1,709.3	$449.8	$2,159.1
Bad debts	5.7	(0.9)	0.6	—	5.4	3.2	8.6
Depreciation and amortization(3)	18.1	3.2	1.4	32.6	55.3	6.9	62.2
Amortization(4)	12.4	24.6	6.8	—	43.8	2.3	46.1
Royalty advances expensed	23.2	1.2	0.6	—	25.0	3.8	28.8
Segment operating income/(loss)	185.1	65.9	(2.8)	(77.1)	171.1	42.3	213.4
Segment assets	538.8	333.8	59.7	430.6	1,362.9	305.8	1,668.7
Goodwill	38.2	89.0	5.8	—	133.0	31.4	164.4
Expenditures for long-lived assets	55.7	36.0	14.0	22.4	128.1	16.5	144.6
Long-lived assets	179.8	200.5	26.3	230.1	636.7	117.7	754.4

(1)

As discussed in Note 2, “Discontinued Operations,” the Company determined to sell or shut down its domestic, Canadian and UK continuities businesses, and intends to sell the Maumelle Facility and the Danbury Facility. During fiscal 2009, the Company also ceased its operations in Argentina and Mexico, its door-to-door selling operations in Puerto Rico, as well as its continuities business in Australia and New Zealand, its corporate book fairs business and closed its Scarsdale, NY store. The Company also sold a trade magazine. Additionally, the Company sold a non-core market research business and a non-core on-line resource for teachers business. In fiscal 2010, the Company sold a previously discontinued non-core book distribution business. All of the above businesses are classified as discontinued operations in the Company’s financial statements and, as such, are not reflected in this table.

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

(3)	Includes depreciation of property, plant and equipment and amortization of intangible assets.

(4)	Includes amortization of prepublication and production costs.

4. DEBT

The following table summarizes debt as of May 31:

	Carrying Value	Fair Value	Carrying Value	Fair Value

	2010		2009

Lines of Credit (weighted average interest rates of 3.9% and 3.3%, respectively)	$7.5	$7.5	$10.9	$10.9
Loan Agreement:
Revolving Loan	—	—	—	—
Term Loan (interest rates of 1.1% and 1.2%, respectively)	93.0	93.0	135.8	135.8
5% Notes due 2013, net of discount	152.3	151.3	157.0	129.6

Total debt	252.8	251.8	303.7	276.3
Less lines of credit and current portion of long-term debt	(50.3)	(50.3)	(53.7)	(53.7)

Total long-term debt	$202.5	$201.5	$250.0	$222.6

Short-term debt’s carrying value approximates fair value. Fair value of the Loan Agreement approximates its carrying value due to its variable interest rate and stable credit rating. Fair values of the Notes were estimated based on market quotes, where available, or dealer quotes.

The following table sets forth the maturities of the carrying values of the Company’s debt obligations as of May 31, 2010 for fiscal years ended May 31:

2011	$50.3
2012	42.8
2013	159.7
Thereafter	—

Total debt	$252.8

Loan Agreement

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) entered into a new $525.0 credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 revolving credit component (the “Revolving Loan”) and a $200.0 amortizing term loan component (the “Term Loan”). The Loan Agreement is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2012. The $325.0 Revolving Loan component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0. The $200.0 Term Loan component was established in order to fund the reacquisition by the Corporation of shares of its Common Stock pursuant to an Accelerated Share Repurchase Agreement (see Note 10, “Treasury Stock”) and was fully drawn on June 28, 2007 in connection with that transaction. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7, with the first payment on December 31, 2007, and a final payment of $7.4 due on June 1, 2012.

Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing Federal Funds rate plus 0.500% or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based on the Company’s prevailing consolidated debt to total capital ratio. As of May 31, 2010, the applicable margin on the Term Loan was 0.750% and the applicable margin on the Revolving Loan was 0.600%. As of May 31, 2009, the applicable margin on the Term Loan was 0.875% and the applicable margin on the Revolving Loan was 0.700%. The Loan Agreement also provides for a payment of a facility fee ranging from 0.125% to 0.25% per annum on the Revolving Loan only, which was 0.150% and 0.175% at May 31, 2010 and 2009, respectively. As of May 31, 2010, $93.0 was outstanding under the Term Loan at an interest rate of 1.1%. As of May 31, 2009, $135.8 was outstanding under the Term Loan at an interest rate of 1.2%.

As of May 31, 2010, standby letters of credit outstanding under the Loan Agreement totaled $0.4 million. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at May 31, 2010 the Company was in compliance with these covenants.

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

In fiscal 2010, the Company repurchased an additional $5.0 of the 5% Notes on the open market, while $2.5 was repurchased in fiscal year 2009.

Lines of Credit

In November 2009 and May 2009, the Company entered into unsecured money market bid rate credit lines totaling $20.0. There were no outstanding borrowings under these credit lines at May 31, 2010 and May 31, 2009. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days, for fiscal 2010 and 180 days for fiscal 2009. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of May 31, 2010, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $28.2, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $7.5 at May 31, 2010 at a weighted average interest rate of 3.9%, compared to the equivalent of $10.9 at May 31, 2009 at a weighted average interest rate of 3.3%.

5. COMMITMENTS AND CONTINGENCIES

Lease obligations

The Company leases warehouse space, office space and equipment under various capital and operating leases over periods ranging from one to forty years. Certain of these leases provide for scheduled rent increases based on price-level factors. The Company generally does not enter into leases that call for contingent rent. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rent expense relating to the Company’s non-cancelable operating leases for the three fiscal years ended May 31, 2010, 2009 and 2008 was $44.8, $45.3 and $45.9, respectively.

The Company was obligated under capital leases covering land, buildings and equipment in the amount of $55.9 and $57.9 at May 31, 2010 and 2009, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

The following table sets forth the composition of capital leases reflected as Property, Plant and Equipment in the Consolidated Balance Sheets at May 31:

	2010	2009

Land	$3.5	$3.5
Buildings	39.0	39.0
Equipment	8.0	19.0

	50.5	61.5
Accumulated amortization	(17.6)	(25.3)

Total	$32.9	$36.2

The following table sets forth the aggregate minimum future annual rental commitments at May 31, 2010 under all non-cancelable leases for fiscal years ending May 31:

	Operating Leases	Capital Leases

2011	35.3	5.9
2012	31.1	5.7
2013	27.1	6.2
2014	21.0	5.1
2015	16.8	5.1
Thereafter	55.7	196.2

Total minimum lease payments	$187.0	$224.2

Less amount representing interest		168.3

Present value of net minimum capital lease payments		55.9
Less current maturities of capital lease obligations		0.9

Long-term capital lease obligations		$55.0

Other Commitments

The Company had contractual commitments relating to royalty advances at May 31, 2010 totaling $10.6. The aggregate annual commitments for royalty advances are as follows: fiscal 2011 – $7.4; fiscal 2012 – $1.9; fiscal 2013 – $0.8; fiscal 2014 – $0.4; fiscal 2015 – $0.1.

The Company had contractual commitments relating to minimum print quantities at May 31, 2010 totaling $508.1. The annual commitments relating to minimum print quantities are as follows: fiscal 2011 –$46.2; fiscal 2012 – $47.1; fiscal 2013 – $48.1; fiscal 2014 – $49.2; fiscal 2015 – $50.2; thereafter – $267.3.

As of May 31, 2010, the Company had open standby letters of credit of $7.2 issued under certain credit lines, compared to $7.4 as of May 31, 2009. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

Contingencies

As previously reported, the Company is party to certain actions filed by each of Alaska Laborers Employee Retirement Fund and Paul Baicu, which were consolidated on November 8, 2007. On September 26, 2008, the plaintiff sought leave of the Court to file a second amended class action complaint, in order to add allegations relating to the Company’s restatement announced in the Company’s Annual Report on Form 10-K filed on July 30, 2008. The Court thereafter dismissed the Company’s pending motion to dismiss as moot. On October 20, 2008, the plaintiff filed the second amended complaint, and on October 31, 2008, the Company filed a motion to dismiss the second amended complaint, which remains pending. The second amended class action complaint continues to allege securities fraud relating to statements made by the Company concerning its operations and financial results between March 2005 and March 2006 and seeks unspecified compensatory damages. The Company continues to believe that the allegations in such complaint are without merit and is vigorously defending the lawsuit.

In addition to the above suits, various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

6. INVESTMENTS

Included in the Other Assets and Deferred Charges Section of the Company’s Consolidated Balance Sheets were investments of $20.6 and $27.1 at May 31, 2010 and May 31, 2009, respectively.

In fiscal 2010, the Company determined that a cost-method investment in a U.S. based internet company was other than temporarily impaired. Accordingly, the Company recognized a loss of $1.5 for the fiscal year ended May 31, 2010.

The Company owns a non-controlling interest in a book distribution business located in the United Kingdom. In fiscal 2009, the Company determined that these assets were other than temporarily impaired. For the fiscal year ended May 31, 2009, the Company recorded impairments on investments related to these operations of $13.5. The carrying value of these assets is $9.1 as of May 31, 2010.

In fiscal 2007, the Company participated in the organization of a new entity, the Children’s Network Venture LLC (“Children’s Network”) that produces and distributes educational children’s television programming under the name Qubo. Since inception in August 2006, the Company has contributed a total of $5.4 in cash and certain rights to existing television programming to the Children’s Network. The Company’s investment, which consists of a 12.25% equity interest, is accounted for using the equity method of accounting. The net value of this investment at May 31, 2010 was $0.7, reflecting the ongoing recognition of losses.

The following table summarizes the Company’s investments as of May 31:

	2010	2009

Cost method investments
The Book People, Ltd.	$9.1	$9.1
KIDZUI	—	1.5

Total cost method investments	9.1	10.6

Equity method investments
Usborne	10.8	11.1
Other	0.7	5.4

Total equity method investments	11.5	16.5

Total	$20.6	$27.1

7. GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets with indefinite lives are reviewed for impairment annually or more frequently if impairment indicators arise. The following table summarizes the activity in Goodwill for the fiscal years ended May 31:

	2010	2009

Gross beginning balance	$174.0	$164.4
Accumulated impairment	(17.0)	—

Beginning balance	157.0	164.4
Impairment charge	(0.4)	(17.0)
Deferred tax adjustment	—	16.1
Purchase adjustment	—	(0.7)
Foreign currency translation	—	(5.8)

Ending balance	$156.6	$157.0

The ending balances as of May 31, 2010 include accumulated impairments of $17.4.

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

The deferred tax adjustment in fiscal 2009 relates to a prior acquisition included in the Children’s Book Publishing and Distribution segment. The purchase adjustment in fiscal 2009 is related to the acquisition of a school consulting and professional development services company in fiscal 2007.

As of May 31, 2010, the Company determined the carrying value of its direct-to-home catalog business specializing in toys exceeded the fair value of this reporting unit. The Company employed internally developed discounted cash flow forecast and market comparisons to determine the fair value of the reporting unit and the implied fair value of the reporting unit’s assets and liabilities. Accordingly, the Company recognized an impairment charge of $0.4 at May 31, 2010.

The following table summarizes Other intangibles subject to amortization as of May 31:

	2010	2009

Beginning balance	$0.1	$0.2
Additions	5.1	—
Impairment charge	(3.8)	—
Other adjustments	(0.3)	—
Amortization expense	(0.2)	(0.1)
Foreign currency translation	(0.1)	—

Customer lists, net of accumulated amortization of $1.1 and $0.9, respectively	$0.8	$0.1

Beginning balance	$2.8	$3.3
Amortization expense	(0.6)	(0.5)

Other intangibles, net of accumulated amortization of $6.2 and $5.6, respectively	$2.2	$2.8

Total	$3.0	$2.9

Amortization expense for Other intangibles totaled $0.8, $0.6 and $2.5 for the fiscal years ended May 31, 2010, 2009 and 2008, respectively. Amortization expense for these assets is currently estimated to total $0.8 for the fiscal year ending May 31, 2011, $0.7 for fiscal years ending May 31, 2012 and 2013, $0.2 for the fiscal year ending May 31, 2014 and $0.1 for the fiscal year ending May 31, 2015. Intangible assets with definite lives consist principally of customer lists and covenants not to compete. Intangible assets with definite lives are amortized over their estimated useful lives.

During the first quarter of fiscal 2010, the Company and its joint venture partner terminated a book distribution joint venture in the United Kingdom. As a result of this transaction, the Company received a portion of the business and a related customer list previously held by the joint venture, in exchange for the partial forgiveness of amounts owed to the Company by the joint venture and related entities. The Company recognized this customer list in the first quarter of fiscal 2010 with a carrying value of $5.1, which the Company intended to operate apart from its existing customer list. In the second quarter of fiscal 2010, the Company determined that, to maximize profitability, the acquired customer list should ultimately be combined with its existing customer list. As a result, the Company assessed this customer list for impairment and determined that the customer list was impaired based upon the highest and best use for this asset. This assessment incorporated internally developed cash flow projections to measure fair value, as market data for this asset is not readily available. Accordingly, the Company recognized an impairment charge in the second quarter of fiscal 2010 related to this asset of $3.8.

The Company implemented certain strategic initiatives during fiscal 2010 to centralize publishing efforts within the Children’s Book Publishing and Distribution segment. These initiatives included the elimination of the front list for certain library-specific titles. The Company will continue to serve the library market through other channels, notably the trade channel within the Children’s Book Publishing and Distribution segment. As a result of these initiatives, and in tandem with reduced expectations in certain Educational Publishing print businesses, the Company determined that the intangible assets of $28.7 and prepublication costs of $7.6 associated with such businesses, totaling $36.3, were impaired. The Company employed qualitative and internally developed quantitative methods, including discounted cash flow models, to determine the fair value of the asset to a market participant. Significant inputs included a best use analysis of the existing market for the asset, including uses for the asset other than its current usage, resulting in a determination that the market for the asset had declined significantly.

In the fourth quarter of fiscal 2010, the Company determined that the fair value of the trademark associated with the Company’s direct-to-home catalog business specializing in toys was less than the carrying value of the trademark. The Company used historical and projected results while applying a residual income fair value method to make this determination and recognized an impairment of this trademark of $2.6.

The following table summarizes Other intangibles not subject to amortization as of May 31:

	2010	2009

Net carrying value by major class:
Titles	$—	$28.7
Trademarks and other	12.5	15.2

Total	$12.5	$43.9

8. TAXES

The components of earnings from continuing operations before income taxes for the fiscal years ended May 31 are:

	2010	2009	2008

United States	$109.6	$50.9	$170.4
Non-United States	2.0	(16.3)	15.8

Total	$111.6	$34.6	$186.2

The provision for income taxes for the fiscal years ended May 31 consist of the following components:

	2010	2009	2008

Federal
Current	$10.2	$10.4	$49.4
Deferred	29.8	2.9	4.3

	$40.0	$13.3	$53.7

State and local
Current	$1.8	$1.1	$5.8
Deferred	1.1	0.3	0.4

	$2.9	$1.4	$6.2

International
Current	$8.6	$5.5	$9.3
Deferred	1.4	1.2	(0.3)

	$10.0	$6.7	$9.0

Total
Current	$20.6	$17.0	$64.5
Deferred	32.3	4.4	4.4

	$52.9	$21.4	$68.9

Effective Tax Rate Reconciliation

A reconciliation of the significant differences between the effective income tax rate and the federal statutory rate on earnings from continuing operations before income taxes for the fiscal years ended May 31 is as follows:

	2010	2009	2008

Computed federal statutory provision	35.0%	35.0%	35.0%
State income tax provision, net of federal income tax benefit	5.2%	4.3%	3.3%
Difference in effective tax rates on earnings of foreign subsidiaries	-0.4%	-0.9%	-0.8%
Charitable contributions	-1.1%	-1.2%	0.0%
Tax credits	-0.2%	0.0%	-1.3%
Valuation allowances	5.4%	14.7%	1.8%
Other – net	3.5%	9.9%	-1.0%

Effective tax rates	47.4%	61.8%	37.0%

Total provision for income taxes	$52.9	$21.4	$68.9

Unremitted Earnings

At May 31, 2010, the Company had not provided U.S. income taxes on accumulated but undistributed earnings of its non-U.S. subsidiaries of approximately $63.4, as the Company intends to reinvest those earnings in operations outside of the U.S. However, if any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings. Determining the unrecognized deferred tax liability related to those investments in these non-U.S. subsidiaries is not practicable.

Deferred Taxes

The significant components for deferred income taxes for the fiscal years ended May 31, including deferred income taxes related to discontinued operations, are as follows:

	2010	2009

Deferred tax assets
Tax uniform capitalization	$19.8	$22.2
Inventory reserves	25.0	24.8
Allowance for doubtful accounts	5.3	5.0
Other reserves	18.7	8.6
Post-retirement, post-employment and pension obligations	24.0	21.6
Tax carryforwards	38.2	68.7
Lease accounting	8.6	8.0
Other – net	29.4	43.5

Gross Deferred Tax Asset	169.0	202.4
Valuation allowance	(36.0)	(30.1)

Total deferred tax asset	133.0	172.3

Deferred Tax Liabilities
Prepaid expenses	(0.8)	—
Depreciation and amortization	(39.3)	(50.9)

Total deferred tax liability	(40.1)	(50.9)
Total net deferred tax assets	$92.9	$121.4

Total net deferred tax assets of $92.9 at May 31, 2010 and $121.4 at May 31, 2009 include $59.2 and $62.7, respectively, in Other current assets. Total non current deferred tax assets of $33.7 and $58.7 are reflected in Other noncurrent assets at May 31, 2010 and 2009, respectively. The change in deferred tax asset reflects a utilization of net operating losses generated during the fiscal year ended May 31, 2009 of $88.5.

For the years ended May 31, 2010 and 2009, the valuation allowance increased by $5.9 and $15.6, respectively. The valuation allowance is based on the Company’s assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. The valuation allowance primarily relates to foreign operating loss carryforwards of $105.7 principally in the UK which do not expire and charitable contributions of $19.0 at May 31, 2010.

During fiscal 2010, the Patient Protection and Affordable Care Act was signed into law. This legislation eliminated the benefit the Company received as a result of deducting the federal subsidy for Medicare Subpart D. As a result of this lost benefit, the Company will not receive the corresponding deferred tax asset of approximately $1.5.

As of June 1, 2007, the Company adopted the provisions of Topic 740. The benefits of uncertain tax positions are recorded in the financial statements only after determining a more likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. These uncertain tax positions are included in long-term income taxes payable, reduced by the associated federal deduction for state taxes and non-U.S. tax credits, and may also include other long-term tax liabilities that are not uncertain but have not yet been paid. The interest and penalties related to these uncertain tax positions are recorded as part of the Company’s income tax expense and part of the income tax liability on the Company’s Consolidated Balance Sheets.

The total amount of unrecognized tax benefits at May 31, 2010, 2009 and 2008 were $30.6, excluding $5.7 accrued for interest and penalties, $33.6, excluding $8.5 accrued for interest and penalties, and $33.1, excluding $6.7 for interest and penalties, respectively. The total amount of accrued interest and penalties was a net benefit of $2.8 and expense of $1.8 at May 31, 2010 and May 31, 2009, respectively. Of the total amount of unrecognized tax benefits at May 31, 2010, 2009 and 2008, $19.5, $15.1 and $16.2, respectively, would impact the Company’s effective tax rate.

A reconciliation of the unrecognized tax benefits for the fiscal year ended May 31, 2010 is as follows:

Gross unrecognized benefits at June 1, 2007	$34.0
Decreases related to prior year tax positions	(5.4)
Increases related to current year tax positions	4.7
Lapse of statute of limitation	(0.2)

Gross unrecognized benefits at May 31, 2008	33.1
Decreases related to prior year tax position	(1.2)
Increases related to current year tax positions	1.7

Gross unrecognized benefits at May 31, 2009	33.6
Decreases related to prior year tax positions	(17.6)
Increases related to prior year tax position	15.1
Increases related to current year tax positions	4.0
Settlements during the period	(1.3)
Lapse of statute of limitation	(3.2)

Gross unrecognized benefits at May 31, 2010	$30.6

Unrecognized tax benefits for the Company decreased by approximately $3.0 and increased by approximately $0.5 for the years ended May 31, 2010 and 2009, respectively. Although the timing of the resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next twelve months. However, given the number of years remaining subject to examination and the number of matters being examined, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

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

Non-income Taxes

Additionally, the Company is subject to tax examinations for sales-based taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. Where appropriate, the Company has made accruals for these matters which are reflected in the Company’s Consolidated Financial Statements. Most of these matters are immaterial to the Company’s operations. However, during the current year, the Company settled a sales tax audit for $12.5 million.

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

At May 31, 2010, there were 1,656,200 shares of Class A Stock and 34,598,258 shares of Common Stock outstanding. At May 31, 2010, there were 1,499,000 shares of Class A Stock authorized for issuance under the Company’s stock-based compensation plans. At May 31, 2010, Scholastic Corporation had reserved for issuance 9,244,047 shares of Common Stock, which includes both shares of Common Stock that were reserved for issuance under the Company’s stock-based compensation plans and the 3,155,200 shares of Common Stock that were reserved for the potential issuance of Common Stock upon conversion of the outstanding shares of Class A Stock and the shares of Class A Stock that were reserved for issuance under the Company’s stock-based compensation plans.

Preferred Stock

The Preferred Stock may be issued in one or more series, with the rights of each series, including voting rights, to be determined by the Board before each issuance. To date, no shares of Preferred Stock have been issued.

Stock-based awards

At May 31, 2010, the Company maintained two stockholder-approved employee stock-based compensation plans with regard to the Common Stock: the Scholastic Corporation 1995 Stock Option Plan (the “1995 Plan”), under which no further awards can be made; and the Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”). The 2001 Plan provides for the issuance of: incentive stock options, which qualify for favorable treatment under the Internal Revenue Code; options that are not so qualified, called non-qualified stock options; restricted stock; and other stock-based awards. The Company’s stock-based compensation vests over periods not exceeding four years. Provisions in the Company’s stock-based compensation plans allow for the acceleration of vesting for certain retirement eligible employees.

Stock Options – At May 31, 2010, non-qualified stock options to purchase 785,795 shares and 2,939,342 shares of Common Stock were outstanding under the 1995 Plan and 2001 Plan, respectively. During fiscal 2010, the Company awarded Mr. Robinson 250,000 options at an exercise price of $19.33 under the 2001 Plan, and an additional 157,000 options were granted under the 2001 Plan to other employees at a weighted average exercise price of $22.35.

At May 31, 2010, 923,122 shares of Common Stock were available for additional awards under the 2001 Plan.

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

At May 31, 2010, options to purchase 270,000 shares of Common Stock were outstanding under the 1997 Directors’ Plan.

In September 2007, the Corporation adopted the Scholastic Corporation 2007 Outside Directors’ Stock Option Plan (the “2007 Directors’ Plan”). The 2007 Directors’ Plan provides for the automatic grant to each non-employee director on the date of each annual stockholders’ meeting of non-qualified stock options to purchase 3,000 shares of Common Stock at a purchase price per share equal to the fair market value of a share of Common Stock on the date of grant and 1,200 restricted stock units. In September 2009, 24,000 options at an exercise price of $24.54 per share and 9,600 restricted stock units were granted under the 2007 Directors’ Plan. As of May 31, 2010, 67,800 options and 8,400 restricted stock units were outstanding under the 2007 Directors’ Plan and 404,600 shares remained available for additional awards under the 2007 Directors’ Plan.

The Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”) provided for the grant to Richard Robinson, the Chief Executive Officer of the Corporation as of the effective date of the Class A Plan, of options to purchase Class A Stock (the “Class A Options”). In fiscal 2010, there were no awards granted under the Class A Plan. At May 31, 2010, there were 1,499,000 Class A Options outstanding, and no shares of Class A Stock remained available for additional awards, under the Class A Plan.

Generally, options granted under the various plans may not be exercised for a minimum of one year after the date of grant and expire approximately ten years after the date of grant.

The total aggregate intrinsic value of stock options exercised during the year ended May 31, 2010 and 2009 was $0.3 and $0.0, respectively. The intrinsic value of these stock options is deductible by the Company for tax purposes. The total compensation cost for share-based payment arrangements recognized in income for fiscal 2010, 2009 and 2008 was $14.0, $11.6 and $7.0, respectively. The total recognized tax benefit related thereto for fiscal 2010, 2009 and 2008 was $2.1, $1.9 and $4.2, respectively.

As of May 31, 2010, the total pre-tax compensation cost not yet recognized by the Company with regard to outstanding unvested stock options was $9.1. The weighted average period over which this compensation cost is expected to be recognized is 1.9 years.

The following table sets forth the stock option activity for the Class A Stock and Common Stock plans for the fiscal year ended May 31, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at May 31, 2009	6,026,232	$31.58
Granted	431,000	22.35
Exercised	(134,045)	27.21
Cancellations and forfeitures	(734,031)	29.27

Outstanding at May 31, 2010	5,589,156	$31.26	5.3	3.2
Vested and expected to vest at May 31, 2010	5,116,917	29.28	7.8	0.9
Exercisable at May 31, 2010	4,017,455	32.80	4.1	0.4

Restricted Stock Units – In addition to stock options, the Company has issued restricted stock units to certain officers and key executives under the 2001 Plan (“Stock Units”). During fiscal 2010 and 2009, the Company granted 401,541 and 144,322 Stock Units, respectively, with weighted average grant date prices of $20.11 and $26.62 per share, respectively. The Stock Units automatically convert to shares of Common Stock on a one-for-one basis as the award vests, which is typically over a four-year period beginning thirteen months from the grant date and thereafter annually on the anniversary of the grant date. There were 62,895 shares of Common Stock issued upon conversion of Stock Units during fiscal 2010. The Company measures the value of Stock Units at fair value based on the number of Stock Units granted at the price of the underlying Common Stock on the date of grant. The Company amortizes the fair value of outstanding stock units as stock-based compensation expense over the vesting term on a straight-line basis.

Management Stock Purchase Plan

The Company maintains a Management Stock Purchase Plan (“MSPP”), which allows certain members of senior management to defer up to 100% of their annual cash bonus payment in the form of restricted stock units (“RSUs”). The RSUs are purchased by the employee at a 25% discount from the lowest closing price of the Common Stock on NASDAQ on any day during the fiscal quarter in which such bonuses are payable and are converted into shares of Common Stock on a one-for-one basis at the end of the applicable deferral period. During fiscal 2010 and 2009, the Company allocated 17,191 RSUs and 57,543 RSUs, respectively, to participants under the MSPP at a price of $13.90 and $18.77 per RSU, respectively. At May 31, 2010, there were 204,171 shares of Common Stock authorized for issuance under the MSPP. The Company measures the value of RSUs at fair value based on the number of RSUs granted and the price of the underlying Common Stock at the date of grant, giving effect to the 25% discount. The Company amortizes this discount as stock-based compensation expense over the vesting term on a straight-line basis.

The following table sets forth Stock Unit and RSU activity for the year ended May 31, 2010:

	Stock Units	Weighted Average Grant Date Fair Value

Nonvested as of May 31, 2009	359,102	$24.44
Granted	401,541	20.11
Vested	(89,758)	28.92
Forfeited	(7,455)	6.50

Nonvested as of May 31, 2010	663,430

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”), which is offered to eligible United States employees. The ESPP permits participating employees to purchase Common Stock, with after-tax payroll deductions, on a quarterly basis at a 15% discount from the closing price of the Common Stock on NASDAQ on the last business day of the fiscal quarter. Upon adoption of ASC 718, the Company began recognizing the fair value of the Common Stock issued under the ESPP as stock-based compensation expense in the quarter in which the employees participated in the plan. During fiscal 2010 and 2009, the Company issued 73,021 shares and 111,887 shares of Common Stock under the ESPP at a weighted average price of $20.82 and $12.78 per share, respectively. At May 31, 2010, there were 431,310 shares of Common Stock remaining authorized for issuance under the ESPP. In fiscal 2009, the Board adopted, and the Class A Stockholders approved, an amendment to the ESPP that increased the total number of shares of Common Stock authorized for issuance under the ESPP by 500,000.

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

During the twelve months ended May 31, 2010, the Company repurchased approximately 0.4 million shares on the open market for approximately $10.8 at an average cost of $26.26 per share. See Part II, Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Effective June 1, 2009, no further benefits will accrue to employees under the Pension Plan. Accordingly, the Company recognized a curtailment loss of $0.5 associated with this action in fiscal 2009.

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

The Company’s pension plans have a measurement date of May 31, 2010.

Post-Retirement Benefits

The Company provides post-retirement benefits to retired United States-based employees (the “Post-Retirement Benefits”) consisting of certain healthcare and life insurance benefits. Employees may become eligible for these benefits after completing certain minimum age and service requirements. At May 31, 2010, the unrecognized prior service credit remaining was $2.2.

Effective June 1, 2009, the Company modified the terms of the Post Retirement Benefits, effectively excluding a large percentage of employees from the plan. Accordingly, the Company recognized a $3.0 curtailment gain associated with this action in fiscal 2009.

The Medicare Prescription Drug, Improvement and Modernization Act (the “Medicare Act”) introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy of 28% to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D. In response to the Medicare Act, Topic 715, Subtopic 60 “Defined Benefit Plans – Other Postretirement” provides additional disclosure and guidance in implementing the federal subsidy provided by the Medicare Act. Based on this guidance, the Company has determined that the Post-Retirement Benefits provided to the retiree population are in aggregate the actuarial equivalent of the benefits under Medicare. As a result, in fiscal 2010, 2009 and 2008, the Company recognized a cumulative reduction of its accumulated post-retirement benefit obligation of $2.8, $9.4 and $10.5, respectively, due to the federal subsidy under the Medicare Act.

The following table sets forth the weighted average actuarial assumptions utilized to determine the benefit obligations for the Pension Plan, the UK Pension Plan and the Grolier Canada Pension Plan (collectively the “Pension Plans”), including the Post-Retirement Benefits, at May 31:

	Pension Plans			Post-Retirement Benefits

	2010	2009	2008	2010	2009	2008

Weighted average assumptions used to
determine benefit obligations:
Discount rate	5.4%	6.5%	—	5.4%	6.7%	—
Rate of compensation increase	4.3%	3.6%	—	—-	—	—
Weighted average assumptions used to
determine net periodic benefit cost:
Discount rate	6.7%	6.5%	5.8%	6.7%	6.6%	6.0%
Expected long-term return on plan assets	7.7%	8.5%	8.5%	—	—	—
Rate of compensation increase	3.6%	3.6%	3.6%	—	—	—

To develop the expected long-term rate of return on assets assumption for the Pension Plans, the Company, considers historical returns and future expectations. Over the 20 year period ended May 31, 2010, the returns on the portfolio, assuming it was invested at the current target asset allocation in the prior periods, would have been a compounded annual average of 8.0%. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an assumed weighted average long-term rate of return of 7.7% for all of the Pension Plans. The following table sets forth the change in benefit obligation for the Pension Plans and Post-Retirement Benefits at May 31:

	Pension Plans		Post-Retirement Benefits

	2010	2009	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$153.9	$173.6	$23.3	$31.6
Service cost	0.1	7.7	—	0.1
Interest cost	9.7	10.5	1.6	1.5
Plan participants’ contributions	—	—	0.4	0.3
Settlements	(1.3)	—	—	—
Curtailment gain	(0.3)	(5.9)	—	(0.5)
Special termination benefits	—	0.7	—	—
Actuarial (gains) losses	21.4	(5.3)	12.0	(7.0)
Foreign currency translation	(2.6)	(6.0)	—	—
Benefits paid	(9.8)	(21.4)	(2.9)	(2.7)

Benefit obligation at end of year	$171.1	$153.9	$34.4	$23.3

The following table sets forth the change in plan assets for the Pension Plans and Post-Retirement Benefits at May 31:

	Pension Plans		Post-Retirement Benefits

	2010	2009	2010	2009

Change in plan assets:
Fair value of plan assets at beginning of year	$105.3	$144.0	$—	$—
Actual return on plan assets	18.1	(25.7)	—	—
Employer contributions	15.9	13.6	2.5	2.4
Benefits paid, including expenses	(9.7)	(21.6)	(2.9)	(2.7)
Settlements	(1.3)	—
Measurement change and other adjustments	(0.2)	0.1	—	—
Plan participants’ contributions	—	—	0.4	0.3
Foreign currency translation	(1.6)	(5.1)	—	—

Fair value of plan assets at end of year	$126.5	$105.3	$—	$—

The following table sets forth the funded status of the Pension Plans and Post-Retirement Benefits and the related amounts recognized on the Company’s Consolidated Balance Sheets at May 31:

Amounts recognized in the Consolidated Balance Sheets	Pension Plans		Post-Retirement Benefits

	2010	2009	2010	2009

Current assets	$—	$—	$—	$—
Current liabilities	—	—	(2.5)	(2.7)
Non-current liabilities	(44.6)	(48.6)	(31.9)	(20.6)

Net amounts recognized	$(44.6)	$(48.6)	$(34.4)	$(23.3)

The following amounts were recognized in Accumulated other comprehensive loss for the Pension Plans and Post-Retirement Benefits in the Company’s Consolidated Balance Sheets at May 31:

	2010			2009

	Pension Plans	Post- Retirement Benefits	Total	Pension Plans	Post- Retirement Benefits	Total

Net actuarial loss	$(69.5)	$(19.2)	$(88.7)	$(61.3)	$(8.4)	$(69.7)
Net prior service credit (cost)	—	2.2	2.2	—	2.8	2.8

Net amount recognized in accumulated other comprehensive loss	$(69.5)	$(17.0)	$(86.5)	$(61.3)	$(5.6)	$(66.9)

The estimated net loss for the Pension Plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the Company’s fiscal year ending May 31, 2011 is $1.7 and less than $0.1, respectively. The estimated net loss and prior service credit for the Post-Retirement Benefits that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the fiscal year ending May 31, 2011 are $2.2 and $0.7, respectively. Income tax benefits recognized in Accumulated other comprehensive income were $9.1 and $3.4 at May 31, 2010 and 2009, respectively.

The accumulated benefit obligation for the Pension Plans was $170.3 and $152.8 at May 31, 2010 and 2009, respectively. The following table sets forth information with respect to the Pension Plans with accumulated benefit obligations in excess of plan assets for the fiscal years ended May 31:

	2010	2009

Projected benefit obligations	$171.1	$153.9
Accumulated benefit obligations	170.3	152.8
Fair value of plan assets	126.5	105.3

The following table sets forth the net periodic cost for the Pension Plans and Post-Retirement Benefits for the fiscal years ended May 31:

	Pension Plans			Post-Retirement Benefits

	2010	2009	2008	2010	2009	2008

Components of net periodic benefit cost:
Service cost	$0.1	$7.8	$8.2	$—	$0.1	$0.2
Interest cost	9.7	10.5	10.2	1.6	1.5	1.9
Expected return on assets	(8.1)	(11.5)	(11.9)	—	—	—
Net amortization and deferrals	(0.1)	(0.1)	(0.1)	(0.7)	(0.8)	(0.9)
Curtailment loss (gain)	—	0.5	—	—	(3.0)	—
Settlement	0.8	—	—	—	—	—
Special termination benefits	—	0.7	—	—	—	—
Recognized net actuarial loss	1.6	1.9	2.0	1.2	0.6	1.4

Net periodic cost (benefit)	$4.0	$9.8	$8.4	$2.1	$(1.6)	$2.6

Plan Assets

The Company’s investment policy with regard to the assets in the Pension Plans is to actively manage, within acceptable risk parameters, certain asset classes where the potential exists to outperform the broader market. The following table sets forth the total weighted average asset allocations for the Pension Plans by asset category at May 31:

	2010	2009

Equity securities	60.9%	61.6%
Debt securities	32.4	37.4
Real estate	0.7	0.8
Other	6.0	0.2

	100.0%	100.0%

The following table sets forth the weighted average target asset allocations for the Pension Plans included in the Company’s investment policy:

	Pension Plan	U.K. Pension Plan	Grolier Canada Pension Plan

Equity	70%	55%	—%
Debt and cash equivalents	30	8	82
Real estate and other	—	37	18

	100.0%	100.0%	100.0%

The fair values of the Company’s Pension Plans’ assets are measured using Level 1 and Level 2 fair value measurements. The fair values of the Level 1 Pension Plans’ assets are determined based on quoted market prices in active markets for identical assets. The fair values of the Level 2 Pension Plans’ assets are based on the net asset values of the funds, which are based on quoted market prices of the underlying investments. The Company purchases annuities to service fixed payments to certain retired plan participants in the UK. These annuities are purchased from investment grade counterparties. These annuities are not traded on open markets, and are therefore valued based upon the actuarial determined valuation, and related assumptions, of the underlying projected benefit obligation, a Level 3 valuation technique. The fair value of these assets at May 31, 2010 was $4.9.

For a more complete description of fair value measurements see Note 19, “Fair Value Measurements.”

The following table sets forth the measurement of the Company’s Pension Plans’ assets at fair value by asset category at May 31, 2010:

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$2.5	$2.5	$—	$—
Equity securities:
U.S.(1)	54.0	54.0	—	—
International(2)	23.1	13.7	9.4	—
Fixed Income(3)	41.0	34.7	6.3	—
Annuities	4.9	—	—	4.9
Real estate(4)	1.0	—	1.0	—

	$126.5	$104.9	$16.7	$4.9

(1)	Funds which invest in a diversified portfolio of publicly traded U.S. common stocks of large-cap, medium-cap and small-cap companies. There are no restrictions on these investments.

(2)	Funds which invest in a diversified portfolio of publicly traded common stock of non-U.S. companies, primarily in Europe and Asia. There are no restrictions on these investments.

(3)	Funds which invest in a diversified portfolio of publicly traded government bonds, corporate bonds and mortgage-backed securities. There are no restrictions on these investments.

(4)

Represents assets of a non-U.S. entity plan invested in a fund whose underlying investments are comprised of properties. The fund has publicly available quoted market prices and there are no restrictions on these investments.

Contributions

In fiscal 2011, the Company expects to contribute $11.2 to the Pension Plan.

Estimated future benefit payments

The following table sets forth the expected future benefit payments under the Pension Plans and the Post-Retirement Benefits by fiscal year:

		Post-Retirement

	Pension Benefits	Benefit Payments	Medicare Subsidy Receipts

2011	18.2	3.2	0.2
2012	11.4	2.7	0.2
2013	10.8	2.7	0.3
2014	10.6	2.7	0.3
2015	10.5	2.7	0.3
2016-2020	52.8	12.7	1.5

Assumed health care cost trend rates at May 31:

	2010	2009

Health care cost trend rate assumed for the next fiscal year	8.3%	7.5%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2019	2017

Assumed health care cost trend rates could have a significant effect on the amounts reported for the post-retirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	2010	2009

Total service and interest cost	$0.1	$0.2
Post-retirement benefit obligation	3.4	2.7

Defined contribution plans

The Company also provides defined contribution plans for certain eligible employees. In the United States, the Company sponsors a 401(k) retirement plan and has contributed $5.0, $7.1 and $6.9 for fiscal 2010, 2009 and 2008, respectively.

12. ACCRUED SEVERANCE

During fiscal 2009, the Company initiated certain cost reduction measures, including a previously announced voluntary retirement program and a workforce reduction program. The table set forth below provides information regarding severance costs appearing on the Company’s Consolidated Statements of Operations associated with these cost reduction measures. The severance accrual of $3.4 and $3.4 as of May 31, 2010 and 2009, respectively, is included in Other accrued expenses on the Company’s Consolidated Balance Sheets.

	2010	2009

Beginning balance	$3.4	$0.4
Accruals	9.2	23.9
Payments	(9.2)	(20.9)

Ending balance	$3.4	$3.4

13. EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share for the fiscal years ended May 31:

	2010	2009	2008

Earnings from continuing operations	$58.7	$13.2	$117.3
Loss from discontinued operations, net of tax	(2.6)	(27.5)	(134.5)
Net income (loss)	56.1	(14.3)	(17.2)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings per share (in millions)	36.5	37.2	38.7

Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.3	0.2	0.5

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings per share (in millions)	36.8	37.4	39.2

Earnings (loss) per share of Class A Stock and Common Basic earnings per share:
Earnings from continuing operations	$1.61	$0.35	$3.03
Loss from discontinued operations, net of tax	$(0.07)	$(0.74)	$(3.47)
Net income (loss)	$1.54	$(0.39)	$(0.44)
Diluted earnings per share:
Earnings from continuing operations	$1.59	$0.35	$2.99
Loss from discontinued operations, net of tax	$(0.07)	$(0.73)	$(3.43)
Net income (loss)	$1.52	$(0.38)	$(0.44)

See Note 10, “Treasury Stock.”

14. ACCRUED EXPENSES

Accrued expenses consist of the following at May 31:

	2010	2009

Accrued payroll, payroll taxes and benefits	$76.1	$57.5
Accrued other taxes	8.8	19.3
Accrued commissions	15.9	8.7
Accrued advertising and promotions	23.6	19.6
Other accrued expenses	30.8	33.8

Total accrued expenses	$155.2	$138.9

15. OTHER INCOME

Other income, net for fiscal 2010 was $0.9 consisting of a gain related to the repurchase of 5% Notes. Other income, net for fiscal 2009 was $0.7 consisting of a gain of $0.4 related to the repurchase of 5% Notes and a gain of $0.3 related to an accelerated payment of a note. Other income, net for fiscal 2008 was $2.6 consisting of $1.4 related to a currency gain on settlement of a loan and income of $2.1 related to the repurchase of 5% Notes, partially offset by a $0.9 expense resulting from the early termination of a lease.

16. OTHER FINANCIAL DATA

Other advertising expenses were $134.2, $137.6 and $142.8 for the fiscal years ended May 31, 2010, 2009 and 2008, respectively.

Prepublication and production costs were $117.8, $127.5 and $115.5 at May 31, 2010, 2009 and 2008, respectively. The Company amortized $51.0, $44.8 and $46.1 of prepublication and production costs for the fiscal years ended May 31, 2010, 2009 and 2008, respectively.

Other accrued expenses include a reserve for unredeemed credits issued in conjunction with the Company’s school-based book club and book fair operations of $7.2 and $11.0 at May 31, 2010 and 2009, respectively.

The components of Accumulated other comprehensive loss at May 31, 2010 and 2009 include $28.0 and $30.8, respectively, of foreign currency translation and $86.5 ($57.4 net of tax) and $66.9 ($46.3 net of tax), respectively, of pension obligation in accordance with Topic 715.

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

18. DERIVATIVES

The Company enters into foreign currency derivative contracts to economically hedge its exposure to foreign currency fluctuations associated with the forecasted purchase of inventory. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings, and the unrealized gain or loss is recognized in other current liabilities. At May 31, 2010, unrealized gains of $0.5 were recognized. At May 31, 2009, unrealized losses of $3.1 were recognized.

The Company also enters into foreign currency derivative contracts to hedge its foreign exchange risk associated with certain receivables denominated in foreign currencies. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings, offsetting the foreign exchange gains and losses arising from the effect of changes in exchange rates used to measure the related assets. Unrealized gains related to these derivatives were $0.6 at May 31, 2010. At May 31, 2009, unrealized losses of $0.4 were recognized.

19. FAIR VALUE MEASUREMENTS

On June 1, 2008, the Company adopted a new accounting standard regarding fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the Company’s financial statements. The Financial Accounting Standards Board issued a one year deferral of the fair value measurement requirements for non financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis at the time of issuance. The Company adopted the remainder of the new standard on June 1, 2009. The accounting standard requires that the Company determine the appropriate level in the fair value hierarchy for each fair value measurement. The fair value hierarchy prioritizes the inputs, which refer to assumptions that market participants would use in pricing an asset or liability, based upon the highest and best use, into three levels as follows:

•	Level 1 Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

•	Level 2 Observable inputs other than unadjusted quoted prices in active markets for identical assets or liabilities such as

	¡	Quoted prices for similar assets or liabilities in active markets

	¡	Quoted prices for identical or similar assets or liabilities in inactive markets

	¡	Inputs other than quoted prices that are observable for the asset or liability

	¡	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 Unobservable inputs in which there is little or no market data available, which are significant to the fair value measurement and require the Company to develop its own assumptions.

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, and foreign currency forward contracts, which were not material as of the reporting date. The Company’s debt is reported at fair value. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The Company employs Level 2 fair value measurements for its 5% Notes and its various lines of credit. For a more complete description, see Note 4, “Debt.” The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure.

Non financial assets and liabilities for which the Company employs fair value measures on a non-recurring basis include:

•	long-lived assets

•	assets acquired in a business combination

•	goodwill and indefinite-lived intangible assets

•	long-lived assets held for sale

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets and liabilities. In the twelve months ended May 31, 2010, the Company recognized impairments of goodwill and indefinite-lived and long-lived assets totaling $43.1. The Company used Level 3 inputs in its determination of the fair value of these impaired assets. See Note 7, “Goodwill and Other Intangibles,” for a discussion of the fair value measures employed in these asset impairment analyses.

20. SUBSEQUENT EVENTS

In July 2010, the Board of Directors declared a cash dividend of $0.075 per Class A and Common share in respect of the first quarter of fiscal 2011. The dividend is payable on September 15, 2010 to shareholders of record on August 31, 2010.

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF SCHOLASTIC CORPORATION

We have audited the accompanying consolidated balance sheets of Scholastic Corporation as of May 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended May 31, 2010. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scholastic Corporation at May 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Scholastic Corporation’s internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 26, 2010 expressed an unqualified opinion thereon.

New York, New York
July 26, 2010

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF SCHOLASTIC CORPORATION

We have audited Scholastic Corporation’s internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Scholastic Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Scholastic Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Scholastic Corporation as of May 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended May 31, 2010 and our report dated July 26, 2010 expressed an unqualified opinion thereon.

New York, New York
July 26, 2010

Supplementary Financial Information

Summary of Quarterly Results of Operations (Unaudited, amounts in millions except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Ended May 31,

2010

Revenues	$315.6	$660.1	$398.8	$538.4	$1,912.9
Cost of goods sold	158.3	273.6	195.2	232.7	859.8
(Loss) earnings from continuing operations	(24.6)	56.8	(4.6)	31.1	58.7
Earnings (loss) from discontinued operations, net of tax	1.6	(1.3)	(1.0)	(1.9)	(2.6)
Net (loss) income	(23.0)	55.5	(5.6)	29.2	56.1
(Loss) earnings per share of Class A and Common Stock:
Basic:
(Loss) earnings from continuing operations	(0.68)	1.56	(0.12)	0.85	1.61
Earnings (loss) from discontinued operations, net of tax	0.05	(0.04)	(0.03)	(0.05)	(0.07)
Net (loss) income	(0.63)	1.52	(0.15)	0.80	1.54
Diluted:
(Loss) earnings from continuing operations	(0.68)	1.54	(0.12)	0.84	1.59
Earnings (loss) from discontinued operations, net of tax	0.05	(0.03)	(0.03)	(0.05)	(0.07)
Net (loss) income	(0.63)	1.51	(0.15)	0.79	1.52

2009

Revenues	$276.4	$653.3	$423.6	$496.0	$1,849.3
Cost of goods sold	148.5	284.8	216.6	231.8	881.7
(Loss) earnings from continuing operations	(42.9)	58.5	(34.5)	32.1	13.2
Loss from discontinued operations, net of tax	(6.2)	(15.4)	(1.5)	(4.4)	(27.5)
Net (loss) income	(49.1)	43.1	(36.0)	27.7	(14.3)
(Loss) earnings per share of Class A and Common Stock:
Basic:
(Loss) earnings from continuing operations	(1.13)	1.56	(0.93)	0.88	0.35
Loss from discontinued operations, net of tax	(0.17)	(0.41)	(0.05)	(0.12)	(0.74)
Net (loss) income	(1.30)	1.15	(0.98)	0.76	(0.39)
Diluted:
(Loss) earnings from continuing operations	(1.13)	1.55	(0.93)	0.88	0.35
Loss from discontinued operations, net of tax	(0.17)	(0.40)	(0.05)	(0.12)	(0.73)
Net (loss) income	(1.30)	1.15	(0.98)	0.76	(0.38)

Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A | Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of May 31, 2010, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management (with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer), after conducting an evaluation, of the effectiveness of the Corporation’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2010.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting as of May 31, 2010, which is included herein. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2010 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B | Other Information

None.

Part III

Item 10 | Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 22, 2010 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Certain information regarding the Corporation’s Executive Officers is set forth in Part I - Item 1 - Business.

Item 11 | Executive Compensation

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 22, 2010 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 22, 2010 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13 | Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 22, 2010 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14 | Principal Accounting Fees and Services

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 22, 2010 to be filed pursuant to Regulation 14A under the Exchange Act.

Part IV

Item 15 | Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:

The following consolidated financial statements are included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”:

Consolidated Statements of Operations for the years ended May 31, 2010, 2009 and 2008

Consolidated Balance Sheets at May 31, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended May 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended May 31, 2010, 2009 and 2008

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

(a)(3) and (b)

Exhibits:

3.1

Amended and Restated Certificate of Incorporation of the Corporation, as amended to date (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 5, 2006, SEC File No. 000-19860) (the “August 31, 2006 10-Q”).

3.2

Bylaws of the Corporation, amended and restated as of December 12, 2007 (incorporated by reference to the Corporation’s Current Report on Form 8-K as filed with the SEC on December 14, 2007, SEC File No. 000-19860).

4.1

Credit Agreement, dated as of June 1, 2007, among the Corporation and Scholastic Inc., as borrowers, the Initial Lenders named therein, JP Morgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Bank of America Securities LLC., as joint lead arrangers and joint bookrunners, Bank of America, N. A. and Wachovia Bank, N. A., as syndication agents, and SunTrust Bank and The Royal Bank of Scotland, plc, as Documentation Agents (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on July 30, 2007, SEC File No. 000-19860) (the “2007 10-K”).

4.2*	Indenture dated April 4, 2003 for 5% Notes due 2013 issued by the Corporation.

10.1**

Scholastic Corporation 1995 Stock Option Plan, effective as of September 21, 1995 (incorporated by reference to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-98186), as filed with the SEC on October 16, 1995), together with Amendment No. 1, effective September 16, 1998 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 15, 1998, SEC File No. 000-19860), Amendment No. 2, effective as of July 18, 2001 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 24, 2001, SEC File No. 000-19860), Amendment No. 3, effective as of May 25, 2006 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 9, 2006, SEC File No. 000-19860 (the “2006 10-K”)), Amendment No. 4, dated as of March 21, 2007 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on March 30, 2007 (the “February 28, 2007 10-Q”)) and Amendment No. 5, dated as of May 20, 2008 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on July 30, 2008 (the “2008 10-K”).

10.2**

Scholastic Corporation Management Stock Purchase Plan, amended and restated effective as of September 23, 2008 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on July 30, 2009, SEC File No. 000-19860 (the “2009 10-K”)).

10.3**

Scholastic Corporation 1997 Outside Directors’ Stock Option Plan, amended and restated as of May 25, 1999 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 23, 1999, SEC File No. 000-19860 (the “1999 10-K”)), together with Amendment No. 1, dated September 20, 2001 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 14, 2002, SEC File No. 000-19860), Amendment No. 2, effective as of September 23, 2003 (incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement as filed with the SEC on August 19, 2003, SEC File No. 000-19860), and Amendment No. 3, effective as of May 25, 2006 (incorporated by reference to the 2006 10-K).

10.4**	Scholastic Corporation Director’s Deferred Compensation Plan, amended and restated effective as of September 23, 2008 (incorporated by reference to the 2009 10-K).

10.5**	Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (the “2007 Directors’ Plan”) effective as of September 23, 2008 (incorporated by reference to the 2009 10-K).

10.6**

Form of Stock Option Agreement under the 2007 Directors’ Plan (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 9, 2008, SEC File No. 000-19860).

10.7**	Form of Restricted Stock Unit Agreement under the 2007 Directors’ Plan, effective as of September 23, 2008 (incorporated by reference to the 2009 10-K).

10.8**

Scholastic Corporation Executive Performance Incentive Plan, effective as of May 21, 2008 (incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement as filed with the SEC on August 15, 2008, SEC File No. 000-19860).

10.9**

Scholastic Corporation 2001 Stock Incentive Plan, amended and restated as of July 21, 2009 (“the 2001 Plan”) (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 10, 2009, SEC File No. 000-19860 (the “August 31, 2009 10-Q”)).

10.10**	Form of Stock Unit Agreement under the 2001 Plan (incorporated by reference to the August 31, 2009 10-Q).

10.11**	Amended and Restated Guidelines for Stock Units granted under the 2001 Plan, amended and restated as of July 21, 2009 (incorporated by reference to the August 31, 2009 10-Q).

10.12**	Form of Non-Qualified Stock Option Agreement under the 2001 Plan (incorporated by reference to the August 31, 2009 10-Q).

10.13**

Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”) (incorporated by reference to Appendix A to the Corporation’s definitive Proxy Statement as filed with the SEC on August 2, 2004, SEC File No. 000-19860), Amendment No. 1, effective as of May 25, 2006 (incorporated by reference to the 2006 10-K), Amendment No. 2, dated July 18, 2006 (incorporated by reference to Appendix C to the Corporation’s definitive Proxy Statement as filed with the SEC on August 1, 2006), and Amendment No. 3, dated as of March 20, 2007 (incorporated by reference to the February 28, 2007 10-Q).

10.14**	Form of Class A Option Agreement under the Class A Plan (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 8, 2005, SEC File No. 000-19860).

10.15**	Agreement between Devereux Chatillon and Scholastic Inc., dated November 30, 2008, with regard to certain severance arrangements.

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

21	Subsidiaries of the Corporation, as of July 26, 2010.

23	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer of the Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: July 26, 2010	SCHOLASTIC CORPORATION

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

Signature	Title	Date

/s/ Richard Robinson	Chairman of the Board, President and	July 26, 2010
Chief Executive Officer and Director
Richard Robinson	(principal executive officer)

/s/ Maureen O’Connell	Executive Vice President, Chief Administrative	July 26, 2010
Officer and Chief Financial Officer
Maureen O’Connell	(principal financial officer)

/s/ Robert J. Jackson	Senior Vice President, Chief Accounting Officer	July 26, 2010
(principal accounting officer)
Robert J. Jackson

/s/ James W. Barge	Director	July 26, 2010

James W. Barge

/s/ John L. Davies	Director	July 26, 2010

John L. Davies

/s/ Andrew S. Hedden	Director	July 26, 2010

Andrew S. Hedden

/s/ Mae C. Jemison	Director	July 26, 2010

Mae C. Jemison

Signature	Title	Date

/s/ Peter M. Mayer	Director	July 26, 2010

Peter M. Mayer

/s/ John G. McDonald	Director	July 26, 2010

John G. McDonald

/s/ Augustus K. Oliver	Director	July 26, 2010

Augustus K. Oliver

/s/ Richard M. Spaulding	Director	July 26, 2010

Richard M. Spaulding

/s/ Margaret A. Williams	Director	July 26, 2010

Margaret A. Williams

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K
YEAR ENDED MAY 31, 2010
ITEM 15(c)

S-1

Schedule II

Valuation and Qualifying Accounts and Reserves

(Amounts in millions) Years Ended May 31,

	Balance at Beginning of Year	Expensed	Write-Offs and Other		Balance at End of Year

2010

Allowance for doubtful accounts	$15.2	$9.5	$6.2		$18.5
Reserve for returns	34.5	62.8	66.4	(1)	30.9
Reserves for obsolescence	74.4	27.2	23.5		78.1
Reserve for royalty advances	72.6	6.8	10.5		68.9

2009

Allowance for doubtful accounts	$14.2	$15.8	$14.8		$15.2
Reserve for returns	40.3	66.2	72.0	(1)	34.5
Reserves for obsolescence	69.2	28.4	23.2		74.4
Reserve for royalty advances	64.0	12.6	4.0		72.6

2008

Allowance for doubtful accounts	$13.8	$8.6	$8.2		$14.2
Reserve for returns	38.5	94.5	92.7	(1)	40.3
Reserves for obsolescence	57.4	29.4	17.6		69.2
Reserve for royalty advances	58.4	6.8	1.2		64.0

(1)          Represents actual returns charged to the reserve.

S-2