Form 10-Q
period 2010-08-31
SCHOLASTIC CORP
filed 2010-10-01
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2010	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of September 27, 2010

Common Stock, $.01 par value	34,353,245
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended August 31,

	2010	2009

Revenues	$290.9	$315.6

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization)	147.7	158.3
Selling, general and administrative expenses (exclusive of depreciation and amortization)	170.6	171.5
Bad debt expense	2.9	2.1
Depreciation and amortization	14.4	14.7
Severance	2.1	4.3

Total operating costs and expenses	337.7	350.9

Operating loss	(46.8)	(35.3)

Other income	—	0.9
Interest expense, net	(3.8)	(3.9)

Loss from continuing operations before income taxes	(50.6)	(38.3)
Benefit from income taxes	(16.4)	(13.7)

Loss from continuing operations	(34.2)	(24.6)
(Loss) earnings from discontinued operations, net of tax	(1.0)	1.6

Net loss	$(35.2)	$(23.0)

Basic and diluted (loss) earnings per Share of Class A and Common Stock
Basic:
Loss from continuing operations	$(0.95)	$(0.68)
(Loss) earnings from discontinued operations, net of tax	$(0.03)	$0.05
Net loss	$(0.98)	$(0.63)
Diluted:
Loss from continuing operations	$(0.95)	$(0.68)
(Loss) earnings from discontinued operations, net of tax	$(0.03)	$0.05
Net loss	$(0.98)	$(0.63)

Dividends declared per common share	$0.075	$0.075

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollar amounts in millions, except per share data)

	August 31, 2010	May 31, 2010	August 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$124.2	$244.1	$54.2
Accounts receivable, net	212.4	212.5	228.0
Inventories, net	433.0	315.7	435.0
Deferred income taxes	59.7	59.3	83.8
Other current assets	83.4	42.5	57.8
Current assets of discontinued operations	12.6	12.9	21.9

Total current assets	925.3	887.0	880.7

Property, plant and equipment, net	321.0	316.6	317.4
Prepublication costs	109.1	110.7	119.7
Royalty advances, net	37.9	38.0	41.1
Production costs	7.2	7.1	6.4
Goodwill	156.6	156.6	157.0
Other intangibles	15.4	15.5	51.7
Non current deferred income taxes	33.0	33.6	59.0
Other assets and deferred charges	37.8	35.3	37.8

Total assets	$1,643.3	$1,600.4	$1,670.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	50.5	50.3	56.2
Capital lease obligations	0.9	0.9	2.6
Accounts payable	178.0	101.0	167.2
Accrued royalties	56.3	42.3	56.8
Deferred revenue	59.8	39.8	55.5
Other accrued expenses	138.9	156.2	160.6
Current liabilities of discontinued operations	2.9	2.9	4.9

Total current liabilities	487.3	393.4	503.8

Noncurrent Liabilities:
Long-term debt	191.8	202.5	234.4
Capital lease obligations	55.1	55.0	54.7
Other noncurrent liabilities	116.8	119.1	110.4

Total noncurrent liabilities	363.7	376.6	399.5

Commitments and Contingencies:	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	574.5	569.2	558.4
Accumulated other comprehensive loss	(81.6)	(85.4)	(73.3)
Retained earnings	569.9	607.8	537.0
Treasury stock at cost	(270.9)	(261.6)	(255.0)

Total stockholders’ equity	792.3	830.4	767.5

Total liabilities and stockholders’ equity	$1,643.3	$1,600.4	$1,670.8

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended August 31,

	2010	2009

Cash flows used in operating activities:
Net loss	$(35.2)	$(23.0)
(Loss) earnings from discontinued operations, net of tax	(1.0)	1.6

Loss from continuing operations	(34.2)	(24.6)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Provision for losses on accounts receivable	2.9	2.0
Provision for losses on inventory	6.3	5.7
Provision for losses on royalty	1.4	1.5
Amortization of prepublication and production costs	12.1	12.1
Depreciation and amortization	14.4	14.7
Deferred income taxes	(15.7)	(20.6)
Stock-based compensation	5.3	5.5
Changes in assets and liabilities:
Accounts receivable	(1.0)	(32.5)
Inventories	(122.4)	(94.9)
Other current assets	(22.0)	(11.5)
Deferred promotion costs	(7.7)	(5.8)
Royalty advances	(1.1)	(1.0)
Accounts payable	75.8	38.7
Other accrued expenses	(16.9)	20.1
Accrued royalties	13.8	15.0
Deferred revenue	19.9	21.3
Pension and post-retirement liability	(2.9)	(2.9)
Other, net	1.0	0.1

Total adjustments	(36.8)	(32.5)

Net cash used in operating activities of continuing operations	(71.0)	(57.1)
Net cash (used in) provided by operating activities of discontinued operations	(2.1)	1.5

Net cash used in operating activities	(73.1)	(55.6)

Cash flows used in investing activities:
Prepublication and production expenditures	(10.8)	(10.7)
Additions to property, plant and equipment	(13.0)	(8.5)
Acquisition related payments	(1.0)	—

Net cash used in investing activities of continuing operations	(24.8)	(19.2)
Net cash used in investing activities	(24.8)	(19.2)

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended August 31,

	2010	2009

Cash flows (used in) provided by financing activities:
Repayment of term loan	(10.7)	(10.7)
Repurchase of 5.00% notes	—	(4.1)
Borrowings under lines of credit	12.6	40.7
Repayment under lines of credit	(12.6)	(34.5)
Repayment of capital lease obligations	(0.3)	(0.9)
Reacquisition of common stock	(9.7)	(1.0)
Payment of dividends	(2.7)	(2.7)

Net cash used in financing activities of continuing operations	(23.4)	(13.2)

Net cash used in financing activities	(23.4)	(13.2)
Effect of exchange rate changes on cash and cash equivalents	1.4	(1.4)

Net decrease in cash and cash equivalents	(119.9)	(89.4)
Cash and cash equivalents at beginning of period	244.1	143.6

Cash and cash equivalents at end of period	$124.2	$54.2

See accompanying notes

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

1. Basis of Presentation

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned and majority-owned subsidiaries (collectively, “Scholastic” or the “Company”). All significant intercompany transactions are eliminated in consolidation. These financial statements have not been audited but reflect those adjustments consisting of normal recurring items that management considers necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (the “Annual Report”).

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2010 relate to the twelve month period ended May 31, 2010.

Discontinued Operations

As more fully described in Note 2, “Discontinued Operations,” the Company closed or sold several operations during fiscal 2008 and 2009, and presently holds for sale one operation. All of these businesses are classified as discontinued operations in the Company’s financial statements.

The remaining assets and liabilities associated with the foregoing discontinued businesses or operations are presented in the Company’s condensed consolidated balance sheets as “Current assets of discontinued operations” and “Current liabilities of discontinued operations” as of August 31, 2010, May 31, 2010 and August 31, 2009. In fiscal 2010, the Company sold a previously discontinued non-core book distribution business. The aggregate results of operations of these businesses for the three months ended August 31, 2010 and 2009 are included in the condensed consolidated statements of operations as “(Loss) earnings from discontinued operations, net of tax.” The aggregate cash flows of these businesses are also presented separately in the Company’s consolidated statements of cash flows for the three months ended August 31, 2010 and 2009. All corresponding prior year periods presented in the Company’s condensed consolidated financial statements and accompanying notes have been reclassified to reflect the discontinued operations presentation.

During the three months ended August 31, 2010, the Company determined that its distribution facility in Danbury, Connecticut (the “Danbury Facility”) was no longer “held for sale”. Accordingly, the assets, liabilities and results of operations of the Danbury Facility are included in Continuing Operations for all periods presented.

Reclassification

The current presentation includes a net reclassification of certain costs to “Cost of goods sold” from “Selling, general and administrative expenses” totaling $2.2 for the three months ended August 31, 2009.

Seasonality

The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based book club and book fair revenues are greatest in the second and fourth quarters of the fiscal year, while revenues from the sale of instructional materials and educational technology products are highest in the first and fourth quarters. The Company typically experiences losses from operations in the first and third quarters of each fiscal year. Due to the seasonal fluctuations that occur, the August 31, 2009 condensed consolidated balance sheet is included for comparative purposes.

Use of estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Regulation S-X. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable; sales returns; gross margin rates used to determine inventory

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

values; gross profits for book fair operations during interim periods; amortization periods; stock-based compensation expense; pension and other post-retirement obligations; tax rates; recoverability of inventories, deferred promotions costs, deferred income taxes and tax reserves, prepublication costs and royalty advances; and the fair value of goodwill and other intangibles.

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued an update to authoritative guidance on the revenue recognition related to multiple deliverable revenue arrangements. The guidance addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. The current authoritative guidance establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, this guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not chosen early adoption and is evaluating the impact on the Company’s consolidated financial position, results of operations and cash flows.

In October 2009, the FASB issued an update to authoritative guidance related to certain revenue arrangements that include software elements. The accounting guidance update addresses the accounting revenue arrangements that contain tangible products and software and it affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. The update clarifies what guidance should be used in allocating and measuring revenue. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software recognition guidance “Software – Revenue Recognition.” The amendment requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not chosen early adoption and is evaluating the impact on the Company’s consolidated financial position, results of operations and cash flows.

In April 2010, the FASB issued an update to authoritative guidance on the milestone method of revenue recognition. The objective of this update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The amendments in this update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The amendments in this update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company has not chosen early adoption and is evaluating the impact on the Company’s consolidated financial position, results of operations and cash flows.

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

The Company continuously evaluates its portfolio of businesses for both impairment and economic viability. The Company did not cease any additional operations or classify any additional operations as “held for sale” during the three-month period ended August 31, 2010. During the three months ended August 31, 2010, the Company determined that the Danbury Facility was no longer “held for sale”. Accordingly, the assets, liabilities and results of operations of the Danbury Facility are included in Continuing Operations for all periods presented.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three months ended August 31,

	2010	2009

Revenues	$—	$1.3

(Loss) earnings before income taxes	(1.3)	1.9
Income tax benefit (expense)	0.3	(0.3)

(Loss) earnings from discontinued operations, net of tax	$(1.0)	$1.6

The following table sets forth the assets and liabilities of the discontinued operations included in the condensed consolidated balance sheets of the Company as of the dates indicated:

	August 31, 2010	May 31, 2010	August 31, 2009

Accounts receivable, net	$3.4	$3.7	$11.8
Inventories, net	—	—	0.7
Other assets	9.2	9.2	9.4

Current assets of discontinued operations	$12.6	$12.9	$21.9

Accounts payable	$—	$—	$1.2
Accrued expenses and other liabilities	2.9	2.9	3.7

Current liabilities of discontinued operations	$2.9	$2.9	$4.9

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

• Educational Publishing includes the production and/or publication and distribution to schools and libraries of educational technology products and services, curriculum materials, children’s books, classroom magazines and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States. This segment is comprised of two operating segments.

• Media, Licensing and Advertising includes the production and/or distribution of media, consumer promotions and merchandising and advertising revenue, including sponsorship programs. This segment is comprised of three operating segments.

• International includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses. This segment is comprised of two operating segments.

	Children’s Book Publishing and Distribution	Educational Publishing	Media, Licensing and Advertising	Overhead(1)	Total Domestic	International	Total

Three months ended August 31, 2010

Revenues	$72.8	$118.6	$17.6	$—	$209.0	$81.9	$290.9
Bad debts	2.0	—	—	—	2.0	0.9	2.9
Depreciation and amortization(2)	3.6	0.6	0.5	8.4	13.1	1.3	14.4
Amortization(3)	3.3	6.5	1.7	—	11.5	0.6	12.1
Royalty advances expensed	5.1	0.2	0.1	—	5.4	0.6	6.0
Segment operating (loss) income	(51.6)	28.5	(2.9)	(18.6)	(44.6)	(2.2)	(46.8)
Segment assets	553.1	348.1	57.3	384.0	1,342.5	288.2	1,630.7
Goodwill	54.3	88.4	5.4	—	148.1	8.5	156.6
Expenditures for long-lived assets including royalty advances	13.0	6.9	2.0	5.5	27.4	3.1	30.5
Long-lived assets	183.8	168.2	20.1	227.1	599.2	69.7	668.9

Three months ended August 31, 2009

Revenues	$76.2	$148.7	$15.1	$—	$240.0	$75.6	$315.6
Bad debts	1.0	0.2	—	—	1.2	0.9	2.1
Depreciation and amortization(2)	3.3	0.9	0.2	8.8	13.2	1.5	14.7
Amortization(3)	2.5	6.8	2.2	—	11.5	0.6	12.1
Royalty advances expensed	5.1	0.2	0.1	—	5.4	1.5	6.9
Segment operating (loss) income	(47.5)	41.3	(3.7)	(23.5)	(33.4)	(1.9)	(35.3)
Segment assets	512.3	393.7	65.5	417.5	1,389.0	259.9	1,648.9
Goodwill	54.3	88.4	5.8	—	148.5	8.5	157.0
Expenditures for long-lived assets including royalty advances	12.7	5.6	1.6	2.9	22.8	2.8	25.6
Long-lived assets	180.6	204.8	30.2	226.5	642.1	74.1	716.2

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

(1)

Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company’s headquarters in the metropolitan New York area, its fulfillment and distribution facilities located in Missouri and the Danbury facility.

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets.

(3)	Includes amortization of prepublication and production costs.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

4. Debt

The following table summarizes debt as of the dates indicated:

	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

	August 31, 2010		May 31, 2010		August 31, 2009

Lines of Credit (weighted average interest rates of 3.9%,
3.9% and 2.9%, respectively)	$7.7	$7.7	$7.5	$7.5	$13.4	$13.4
Loan Agreement:
Revolving Loan	—	—	—	—	—	—
Term Loan (interest rates of 1.1%, 1.1% and 1.2%, respectively)	82.3	82.3	93.0	93.0	125.1	125.1
5% Notes due 2013, net of discount	152.3	149.2	152.3	151.3	152.1	130.1

Total debt	242.3	239.2	252.8	251.8	290.6	268.6

Less lines of credit, short-term debt and current portion of long-term debt	(50.5)	(50.5)	(50.3)	(50.3)	(56.2)	(56.2)

Total long-term debt	$191.8	$188.7	$202.5	$201.5	$234.4	$212.4

Short-term debt’s carrying value approximates fair value. Fair value of the Loan Agreement approximates its carrying value due to its variable interest rate and stable credit rating. Fair values of the Notes were estimated based on market quotes, where available, or dealer quotes.

The following table sets forth the maturities of the Company’s debt obligations as of August 31, 2010, for the remainder of fiscal 2011 and thereafter:

Nine-month period ending May 31:
2011	$39.8
Fiscal years ending May 31:
2012	42.8
2013	159.7
2014	—
2015	—
Thereafter	—

Total debt	$242.3

Lines of Credit

As of August 31, 2010, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $20.0. There were no outstanding borrowings under these credit lines at August 31, 2010, May 31, 2010 and August 31, 2009. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 180 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of August 31, 2010, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $28.3, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these international facilities equivalent to $7.7 at August 31, 2010, at a weighted average interest rate of 3.9%; $7.5 at May 31, 2010 at a weighted average interest rate of 3.9%; and $13.4 at August 31, 2009 at a weighted average interest rate of 2.9%.

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

On August 16, 2010, the Borrowers entered into an amendment to the Loan Agreement, which added certain provisions related to covenants and interest.

Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement, as amended, is based on (1) a rate equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.500% or (iii) the Eurodollar Rate for a one month interest period plus 1%; or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based upon the Company’s prevailing consolidated debt to total capital ratio. As of August 31, 2010, there were no borrowings outstanding under the Revolving Loan.

As of August 31, 2010, the applicable margin on the Term Loan was 0.750% and the applicable margin on the Revolving Loan was 0.600%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at August 31, 2010, was 0.150%. As of August 31, 2010, $82.3 was outstanding under the Term Loan at an interest rate of 1.1%.

As of August 31, 2010, standby letters of credit outstanding under the Loan Agreement totaled $7.2. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at August 31, 2010, the Company was in compliance with these covenants.

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

The Company repurchased $5.0 of the 5% Notes on the open market in fiscal 2010. The Company did not make any additional purchases during the three-month period ended August 31, 2010.

5. Comprehensive Loss

The following table sets forth comprehensive loss for the periods indicated:

	Three months ended August 31,

	2010	2009

Net loss	$(35.2)	$(23.0)

Other comprehensive income, net:
Foreign currency translation adjustment	3.3	3.3
Pension and post-retirement adjustments	0.5	0.5

Total other comprehensive income, net:	3.8	3.8

Total comprehensive loss	$(31.4)	$(19.2)

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

	Three months ended August 31,

	2010	2009

Loss from continuing operations	$(34.2)	$(24.6)
(Loss) earnings from discontinued operations, net of tax	(1.0)	1.6
Net loss	(35.2)	(23.0)
Weighted average Shares of Class A Stock and Common Stock
outstanding for basic (loss) earnings per share (in millions)	36.1	36.4

Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	*	*

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted (loss) earnings per share (in millions)	*	*

(Loss) earnings per share of Class A Stock and Common Stock:
Basic (loss) earnings per share:
Loss from continuing operations	$(0.95)	$(0.68)
(Loss) earnings from discontinued operations, net of tax	$(0.03)	$0.05
Net loss	$(0.98)	$(0.63)

Diluted (loss) earnings per share:
Loss from continuing operations	$(0.95)	$(0.68)
(Loss) earnings from discontinued operations, net of tax	$(0.03)	$0.05
Net loss	$(0.98)	$(0.63)

* In the three months ended August 31, 2010 and 2009, the Company experienced a loss from continuing operations and therefore did not reflect any dilutive share impact.

Potentially dilutive shares do not impact (loss) earnings per share, as they are anti-dilutive due to losses in the three months ended August 31, 2010 and 2009, respectively. The number of potentially dilutive options with market prices exceeding exercise prices to purchase Class A Stock and Common Stock and restricted stock units which would have been excluded from the computation of diluted earnings per share, because they were anti-dilutive, was approximately 0.4 million and 0.1 million for the three months ended August 31, 2010 and 2009, respectively. Options outstanding pursuant to compensation plans were 6.4 million and 6.4 million as of August 31, 2010 and 2009, respectively.

During the three months ended August 31, 2010, the Company repurchased 388,426 common shares for approximately $9.7 pursuant to a share buy-back program authorized by the Board of Directors. As of August 31, 2010, $0.5 remains available for future purchases.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

7. Goodwill and Other Intangibles

Goodwill and other intangible assets with indefinite lives are reviewed annually for impairment or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the periods indicated:

	Three months ended August 31, 2010	Twelve months ended May 31, 2010	Three months ended August 31, 2009

Gross beginning balance	$174.0	$174.0	$174.0
Accumulated impairment	(17.4)	(17.0)	(17.0)

Beginning balance	$156.6	$157.0	$157.0
Impairment charge	—	(0.4)	—

Ending balance	$156.6	$156.6	$157.0

As of May 31, 2010, the Company determined that the carrying value of its direct-to-home catalog business specializing in toys exceeded the fair value of this reporting unit. The Company employed internally developed discounted cash flow forecasts and market comparisons to determine the fair value of the reporting unit and the implied fair value of the reporting unit’s assets and liabilities. Accordingly, the Company recognized an impairment charge of $0.4 at May 31, 2010.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes the activity in Other intangibles subject to amortization for the periods indicated:

	Three months ended August 31, 2010	Twelve months ended May 31, 2010	Three months ended August 31, 2009

Beginning balance	$0.8	$0.1	$0.1
Additions	—	5.1	5.1
Impairment charge	—	(3.8)	—
Other adjustments	—	(0.3)	—
Amortization expense	(0.1)	(0.2)	—
Foreign currency translation	0.1	(0.1)	—

Customer lists, net of accumulated amortization of $1.0, $0.9 and $0.7, respectively	$0.8	$0.8	$5.2

Beginning balance	$2.2	$2.8	$2.8
Amortization expense	(0.1)	(0.6)	(0.2)

Other intangibles, net of accumulated amortization of $3.1, $3.0 and $2.6, respectively	$2.1	$2.2	$2.6

Total other intangibles subject to amortization	$2.9	$3.0	$7.8

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

Amortization expense for Other intangibles totaled $0.2 for the three months ended August 31, 2010 and 2009, respectively, and $0.8 for the twelve months ended May 31, 2010.

The Company implemented certain strategic initiatives during fiscal 2010 to centralize publishing efforts within the Children’s Book Publishing and Distribution segment. These initiatives included the elimination of the front list for certain library-specific titles. The Company will continue to serve the library market through other channels, notably the trade channel within the Children’s Book Publishing and Distribution segment. As a result of these initiatives, and in tandem with reduced expectations in certain Educational Publishing print businesses, the Company determined that intangible assets of $28.7 and prepublication costs of $7.6 associated with such businesses, totaling $36.3, were impaired. The Company employed qualitative and internally developed quantitative methods, including discounted cash flow models, to determine the fair value of the asset to a market participant. Significant inputs included a best use analysis of the existing market for the asset, including uses for the asset other than its current usage, resulting in a determination that the market for the asset had declined significantly.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	August 31, 2010	May 31, 2010	August 31, 2009

Net carrying value by major class:
Titles	$—	$—	$28.7
Trademarks and Other	12.5	12.5	15.2

Total	$12.5	$12.5	$43.9

8. Investments

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $21.7, $20.6 and $22.9 at August 31, 2010, May 31, 2010 and August 31, 2009, respectively.

In the fourth quarter of fiscal 2010, the Company determined that a cost-method investment in a U.S. based internet company was other than temporarily impaired. Accordingly, the Company recognized a loss of $1.5.

The Company owns non-controlling interests in a book distribution business located in the United Kingdom. The carrying value of these assets is $9.1 as of August 31, 2010.

In fiscal 2007, the Company participated in the organization of a new entity, the Children’s Network Venture LLC (“Children’s Network”) that produces and distributes educational children’s television programming under the name Qubo. Since inception in August 2006, the Company has contributed a total of $5.4 in cash and certain rights to existing television programming to the Children’s Network. The Company’s investment, which consists of a 12.25% equity interest, is accounted for using the equity method of accounting. The net value of this investment at August 31, 2010 was $0.7.

The Company’s investment in Usborne, which consists of a 26.2% non controlling interest in a children’s book publishing business located in the UK, is accounted for using the equity method of accounting. The net value of this investment at August 31, 2010 was $11.7.

Income from equity joint ventures totaled $0.3 for the three months ended August 31, 2010 and a loss of $0.1 for the three months ended August 31, 2009.

The following table summarizes the Company’s investments as of the dates indicated:

	August 31, 2010	May 31, 2010	August 31, 2009

Cost method investments:
The Book People, Ltd.	$9.1	$9.1	$9.1
KIDZUI	—	—	1.5

Total cost method investments	$9.1	$9.1	$10.6

Equity method investments:
Usborne	$11.7	$10.8	$11.3
Other	0.9	0.7	1.0

Total equity method investments	12.6	11.5	12.3

Total	$21.7	$20.6	$22.9

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

9. Employee Benefit Plans

The following table sets forth components of the net periodic benefit costs for the periods indicated under the Company’s cash balance retirement plan for its United States employees meeting certain eligibility requirements (the “U.S. Pension Plan”), the defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom (the “UK Pension Plan”), and the defined benefit pension plan of Grolier Limited, an indirect subsidiary of Scholastic Corporation located in Canada (the “Canadian Pension Plan” and together with the U.S. Pension Plan and the UK Pension Plan, the “Pension Plans”). Also included are the post-retirement benefits, consisting of certain healthcare and life insurance benefits, provided by the Company to its eligible retired United States-based employees (the “Post-Retirement Benefits”). The Pension Plans and Post-Retirement Benefits include participants associated with both continuing operations and discontinued operations.

	Pension Plans Three months ended August 31,		Post-Retirement Benefits Three months ended August 31,

	2010	2009	2010	2009

Components of net periodic benefit costs:
Service cost	$0.1	$—	$—	$—
Interest cost	2.2	2.4	0.5	0.4
Expected return on assets	(2.4)	(2.0)	—	—
Net amortization of prior service credit	—	—	(0.2)	(0.2)
Amortization of loss	0.5	1.1	0.5	0.2

Net periodic benefit costs	$0.4	$1.5	$0.8	$0.4

Effective June 1, 2009, the Company modified the U.S Pension Plan, such that no further benefits will accrue to employees under the plan.

Effective June 1, 2009, the Company modified the terms of the Post-Retirement Benefits, effectively excluding a large percentage of current employees from the plan. Under the plan amendments, only employees with 10 or more years of service to the Company and whose age plus service is at least 65 as of June 1, 2009 will be eligible to receive benefits upon retirement.

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the three months ended August 31, 2010, the Company contributed $2.3 to the U.S. Pension Plan, $0.2 to the UK Pension Plan and $0.0 to the Canadian Pension Plan.

The Company expects, based on actuarial calculations as of August 31, 2010, to contribute cash of approximately $11.2 to the Pension Plans for the fiscal year ending May 31, 2011.

10. Stock-Based Compensation

The following table summarizes stock-based compensation included in Selling, general and administrative expenses for the periods indicated:

	Three months ended August 31,

	2010	2009

Stock option expense	$3.8	$3.0
Restricted stock unit expense	1.4	2.4
Management stock purchase plan	—	—
Employee stock purchase plan expense	0.1	0.1

Total stock-based compensation	$5.3	$5.5

During each of the three months ended August 31, 2010 and 2009, shares of Common Stock issued by the Corporation pursuant to its stock-based compensation plans were not material.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

11. Severance

The table below provides information regarding the severance cost appearing on the Company’s condensed consolidated statements of operations associated with certain cost reduction measures.

Accrued severance of $1.7, $3.4 and $1.4 as of August 31, 2010, May 31, 2010 and August 31, 2009, respectively, is included in “Other accrued expenses” on the Company’s condensed consolidated balance sheets.

	Three months ended August 31, 2010	Twelve months ended May 31, 2010	Three months ended August 31, 2009

Beginning balance	$3.4	$3.4	$3.4
Accruals	2.1	9.2	4.3
Payments	(3.8)	(9.2)	(6.3)

Ending balance	$1.7	$3.4	$1.4

12. Treasury Stock

On December 16, 2009, the Company announced that its Board of Directors had authorized a further program to repurchase up to $20.0 of its Common Stock, from time to time as conditions allow, on the open market or in negotiated private transactions. The repurchase program may be suspended at any time without prior notice. During the three months ended August 31, 2010, the Company repurchased 388,426 shares on the open market for approximately $9.7 at an average cost of $24.98 per share. See Part II, “Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.” As of August 31, 2010, $0.5 remains available for future purchases.

13. Fair Value Measurements

The accounting standard regarding fair value measurements requires that the Company determine the appropriate level in the fair value hierarchy for each fair value measurement. The fair value hierarchy prioritizes the inputs, which refer to assumptions that market participants would use in pricing an asset or liability, based upon the highest and best use, into three levels as follows:

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

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, debt and foreign currency forward contracts, which were not material as of the reporting date. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The Company employs Level 2 fair value measurements for the disclosure of the fair value of its 5% Notes and its various lines of credit. See Note 4, “Debt,” for a more complete description of fair value measurements employed. The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure. See Note 15, “Derivatives and Hedging,” for a more complete description of fair value measurements employed.

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

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets and liabilities. In fiscal 2010, the Company recognized impairments of indefinite-lived and long-lived assets totaling $43.1. The Company used Level 3 inputs in its determination of the fair value of these impaired assets. See Note 7, “Goodwill and Other Intangibles,” for a discussion of the fair value measures employed in these asset impairment analyses.

14. Income Taxes

The Company calculates its interim income tax provision in accordance with current authoritative accounting guidance. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known and applies that rate to its ordinary year to date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

The Company’s annual effective tax rate for the fiscal year ending May 31, 2011 is currently expected to be approximately 43%. The Company’s expected full year effective tax rate exceeds statutory rates primarily as a result of net operating losses in foreign jurisdictions, mainly in the United Kingdom, where the Company does not expect to realize future tax benefits. As a result, valuation allowances are provided for the net operating loss carry forwards in these jurisdictions.

The Company recognizes tax benefits of uncertain tax positions in accordance with the current accounting guidance pertaining to uncertainty in income taxes. The Company does not currently anticipate a material change to its unrecognized tax benefits within twelve months of August 31, 2010; notwithstanding changes expected to result from the settlement of the IRS examination for fiscal years ended May 31, 2003 through 2006. However, actual developments can change these expectations, including the final terms of settlement of such audit.

The Corporation, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Corporation file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The Company is currently under audit by both New York State and New York City for its fiscal years ended May 31, 2002 through 2004. It is possible that state and foreign tax examinations will be settled during the next twelve months. If any of these tax examinations are settled within that period, the Company will make any necessary adjustments to its unrecognized tax benefits.

15. Derivatives and Hedging

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings and the unrealized gain or loss is recognized in other current liabilities. Unrealized gains of $0.8 were recognized at August 31, 2010 and unrealized losses of $2.8 were recognized at August 31, 2009.

The Company also enters into foreign currency derivative contracts to hedge the foreign exchange risk associated with certain receivables denominated in foreign currencies. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings offsetting the foreign exchange gains and losses arising from the effect of changes in exchange rates used to measure the related assets. Unrealized gains related to these derivatives were $0.2 and $0.1 at August 31, 2010 and 2009, respectively.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

16. Subsequent Event

On September 22, 2010, the Company announced that the Board of Directors declared a cash dividend of $0.075 per Class A and Common share in respect of the second quarter of fiscal 2011. The dividend is payable on December 15, 2010 to shareholders of record as on November 15, 2010.

On September 23, 2010, the Company announced its intention to proceed with a “Dutch auction” style tender offer (the “Tender Offer”) to acquire up to $150 million of its common shares, to be funded from available cash, initially including temporarily drawing on the Company’s existing credit facility. The Tender Offer was commenced on September 28, 2010, pursuant to which the Company has offered to acquire up to $150 million of its common shares at not less than a minimum price of $27.00 per share and not more that a maximum price of $31.00 per share. The Tender Offer is only being made pursuant to the offering materials and related documentation as filed with the SEC, to which reference is hereby made.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

The Company’s first quarter is generally its smallest revenue period as most schools are not in session, resulting in a seasonal loss.

Revenue in the fiscal 2011 first quarter was $290.9 million versus $315.6 million in the prior year period. While technology product sales in the Educational Publishing segment declined in the fiscal 2011 first quarter, compared to a year ago when the Company benefited significantly from the initial disbursement of federal stimulus funding, this was partially offset in the current quarter by higher recurring and service revenues, generated through a larger customer base. In Children’s Book Publishing and Distribution, revenue in the trade business increased approximately 9% in the quarter, driven by the release of Suzanne Collins’ Mockingjay, which completed The Hunger Games trilogy.

The net loss for the quarter was $35.2 million, compared to $23.0 million in the prior fiscal year quarter. During the first quarter, the Company increased its technology spending as it invested in children’s books’ key digital opportunities, e-commerce and e-books. Despite this increase, Selling, general and administrative expenses were generally flat as the Company continued to tightly manage costs in other areas.

The Company is on track to sustain last year’s strong performance, while investing in long-term growth opportunities. During this fiscal year, the Company expects federal funding, while lower overall, to primarily benefit later quarters as Race to the Top and School Improvement Grants begin reaching schools this fall. The Company plans to continue investing in digital growth initiatives and anticipates launching a children’s ebook offering by the end of the fiscal year. For fiscal 2011, the Company continues to anticipate total revenue of approximately $1.9 to $2.0 billion and earnings per diluted share from continuing operations in the range of $1.95 to $2.20, before the impact of any one-time items associated with cost reductions or non-cash, non-operating items. The Company continues to expect free cash flow of approximately $90 to $100 million.

Results of Continuing Operations and Discontinued Operations

Revenues for the quarter ended August 31, 2010 decreased by $24.7 million, or 7.8%, to $290.9 million, compared to $315.6 million in the prior fiscal year quarter. This was due to lower revenues in the Educational Publishing and Children’s Book Publishing and Distribution segments of $30.1 million and $3.4 million, respectively, partially offset by higher revenues in the International and Media, Licensing and Advertising segments of $6.3 million and $2.5 million, respectively.

Cost of goods sold as a percentage of revenue for the quarter ended August 31, 2010 increased slightly to 50.8%, compared to 50.2% in the prior fiscal year quarter, primarily due to a decrease in sales of higher margin product in the current year in the Educational Publishing segment. Components of Cost of goods sold for the three months ended August 31, 2010 and 2009 are as follows:

	Three months ended August 31,

	2010	2009

Product, service and production costs	$70.4	$81.0
Royalty costs	17.9	19.0
Prepublication and production amortization	12.1	12.1
Postage, freight, shipping, fulfillment and all other costs	47.3	46.2

Total	$147.7	$158.3

Selling, general and administrative expenses decreased slightly to $170.6 million in the quarter, or 58.6% of revenue, compared to $171.5 million, or 54.3% of revenue, in the prior fiscal year quarter, due to lower employee-related expenses.

Bad debt expense increased to $2.9 million for the quarter ended August 31, 2010, compared to $2.1 million in the prior fiscal year quarter, primarily in the Children’s Book Publishing and Distribution segment.

Severance expense decreased to $2.1 million for the quarter ended August 31, 2010, compared to $4.3 million in the prior fiscal year quarter when the Company was implementing its cost reduction plans.

The resulting operating loss for the quarter ended August 31, 2010 was $46.8 million, compared to $35.3 million in the prior fiscal year quarter.

SCHOLASTIC CORPORATION
Item 2. MD&A

Net interest expense decreased slightly to $3.8 million in the quarter ended August 31, 2010, compared to $3.9 million in the prior fiscal year quarter, due to lower average borrowings.

The Company’s loss from continuing operations resulted in an effective tax rate of 32.4% and 35.8% for the fiscal quarters ended August 31, 2010 and 2009, respectively. Significant factors that may impact the effective tax rate include changes in the Company’s assessment of certain tax contingencies and the mix of earnings among the Company’s U.S. and international operations.

The loss from continuing operations was $34.2 million, or $0.95 per share, for the quarter ended August 31, 2010, compared to a loss of $24.6 million, or $0.68 per share, in the prior fiscal year quarter.

The loss from discontinued operations, net of tax, was $1.0 million, or $0.03 per share, for the quarter ended August 31, 2010, compared to income from discontinued operations of $1.6 million, or $0.05 per share, in the prior fiscal year quarter. The prior year reflects favorable accounts receivable collections.

The net loss was $35.2 million, or $0.98 per share, for the quarter ended August 31, 2010, compared to a net loss of $23.0 million, or $0.63 per share, in the prior fiscal year quarter.

Results of Continuing Operations

Children’s Book Publishing and Distribution

($ amounts in millions)	Three months ended August 31,

	2010	2009

Revenues	$72.8	$76.2
Operating loss	(51.6)	(47.5)

Operating margin	*	*

    * Not meaningful

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended August 31, 2010 decreased by $3.4 million, or 4.5%, to $72.8 million, compared to $76.2 million in the prior fiscal year quarter. This decrease was primarily related to higher book fairs revenues recognized in the prior fiscal year, partially offset by higher revenue in the Company’s trade business in the current period. Trade revenues were driven by a strong frontlist that included Mockingjay by Suzanne Collins, which completed The Hunger Games trilogy, and the tenth book in The 39 Clues series. Revenues from school book clubs and book fairs are not meaningful since school book clubs and book fairs have minimal activity in the Company’s first fiscal quarter, as most schools are not in session.

Segment operating loss for the quarter ended August 31, 2010 increased by $4.1 million, or 8.6%, to a loss of $51.6 million, compared to a loss of $47.5 million in the prior fiscal year quarter, principally due to increased expenditures related to the Company’s children’s books digital format, e-commerce and eBook initiatives, and higher promotional spending.

SCHOLASTIC CORPORATION
Item 2. MD&A

Educational Publishing

($ amounts in millions)	Three months ended August 31,

	2010	2009

Revenues	$118.6	$148.7
Operating income	28.5	41.3

Operating margin	24.0%	27.8%

Revenues in the Educational Publishing segment for the quarter ended August 31, 2010 decreased by $30.1 million, or 20.2%, to $118.6 million, compared to $148.7 million in the prior fiscal year quarter. This decrease was principally driven by the prior year’s higher sales of educational technology products, benefited in part by the timing of the initial federal economic stimulus funding for education in the prior year.

Segment operating income for the quarter ended August 31, 2010 decreased by $12.8 million to $28.5 million, compared to $41.3 million in the prior fiscal year quarter, principally driven by the decrease in revenues from educational technology sales.

International

($ amounts in millions)	Three months ended August 31,

	2010	2009

Revenues	$81.9	$75.6
Operating loss	(2.2)	(1.9)

Operating margin	*	*

    * Not meaningful

Revenues in the International segment for the quarter ended August 31, 2010 increased by $6.3 million, or 8.3%, to $81.9 million, compared to $75.6 million in the prior fiscal year quarter, primarily due to the favorable impact of foreign currency exchange rates of $3.2 million, in addition to an increase in revenue of $4.3 million in the Company’s Australian and Canadian operations. The release of Mockingjay contributed to the strong results in Canada.

Segment operating loss for the quarter ended August 31, 2010 increased to a loss of $2.2 million, compared to a loss of $1.9 million in the prior fiscal year quarter, primarily due to restructuring expenses of $1.2 million in the UK, partially offset by a favorable foreign exchange rate.

SCHOLASTIC CORPORATION
Item 2. MD&A

Media, Licensing and Advertising

($ amounts in millions)	Three months ended August 31,

	2010	2009

Revenues	$17.6	$15.1
Operating loss	(2.9)	(3.7)

Operating margin	*	*

    * Not meaningful

Revenues in the Media, Licensing and Advertising segment for the quarter ended August 31, 2010 increased by $2.5 million, or 16.6%, to $17.6 million, compared to $15.1 million in the prior fiscal year quarter, primarily due to revenue of $3.6 million received from a third party film distribution agreement.

Segment operating loss for the quarter ended August 31, 2010 decreased to a loss of $2.9 million, compared to a loss of $3.7 million in the prior fiscal year quarter, primarily related to the film distribution agreement noted above.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents, including cash from discontinued operations, totaled $124.2 million at August 31, 2010, compared to $244.1 million at May 31, 2010 and $54.2 million at August 31, 2009.

Cash used in operating activities increased by $17.5 million to $73.1 million for the three months ended August 31, 2010, compared to $55.6 million in the prior fiscal year period. In addition to the increased loss, adjusted for non-cash items of $7.0 million, the increase of $17.5 million was primarily related to unfavorable working capital changes which included:

•	a $122.4 million increase in inventory in the current period compared to a $94.9 million increase in the prior fiscal year period.

•	a decrease in other accrued expenses of $16.9 million in the current fiscal year period compared to an increase of $20.1 million in the prior fiscal year period.

•	a $22.0 million increase in other current assets in the current period compared to a $11.5 million increase in the prior fiscal year period.

partially offset by

•	an increase in accounts receivable of $1.0 million in the current period compared to an increase of $32.5 million in the prior fiscal year period.

•	a $75.8 million increase in accounts payable compared to a $38.7 million increase in the prior fiscal year period.

Inventory increases resulted from the timing of purchases. Increases in other current assets were related to an increase in promotional spending, primarily in the Company’s book clubs business. These were offset by a lower increase in accounts receivable in the current year, primarily related to the prior year’s higher sales of educational technology products.

SCHOLASTIC CORPORATION
Item 2. MD&A

Cash used in investing activities increased by $5.6 million to $24.8 million for the three months ended August 31, 2010, compared to $19.2 million in the prior fiscal year period. This change was primarily related to increased investments in property, plant and equipment. In the second quarter of fiscal 2011, the Company is investing in an acquisition in the Educational Publishing segment and the purchase of the real property underlying a portion of its principal offices in New York City, for approximately $36 million, as well as additional spending for property, plant and equipment and prepublication costs.

Cash used in financing activities was $23.4 million for the three months ended August 31, 2010, compared to $13.2 million for the prior fiscal year period. The change was primarily due to higher repurchases of Common Stock of $8.7 million in the fiscal 2011 first quarter, as well as a decrease in net borrowings under the Company’s lines of credit of $6.2 million, partially offset by a $4.1 million 5% Note repurchases in the prior year. On September 28, 2010, the Company commenced a share repurchase for up to $150 million of its Common Stock through a “Dutch auction” style tender offer (the “Tender Offer”).

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

The Company’s operating philosophy is to use cash provided from operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. The Company believes that funds generated by its operations and funds available under its current credit facilities will be sufficient to finance its short-and long-term capital requirements, including the Tender Offer, for the foreseeable future.

On September 23, 2010, the Company announced its intention to proceed with a “Dutch auction” style Tender Offer to acquire up to $150 million of its common shares, to be funded from available cash balances, initially including temporarily drawing on the Company’s existing credit facility (see “Loan Agreement” below). The Tender Offer was commenced on September 28, 2010, pursuant to which the Company has offered to acquire up to $150 million of its common shares at not less than a minimum price of $27.00 per share and not more that a maximum price of $31.00 per share. The Tender Offer is only being made pursuant to the offering materials and related documentation as filed with the SEC, to which reference is hereby made.

The Company has maintained sufficient liquidity to fund ongoing operations, dividends, authorized common share repurchases, debt service, planned capital expenditures and other investments. As of August 31, 2010, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $124.2 million, cash from operations, and borrowings remaining available under the Revolving Loan (as described under “Financing” below) totaling $325.0 million. Approximately 66% of the Company’s outstanding debt is not due until fiscal 2013, 31% is spread ratably over each preceding period and the remaining 3% represents borrowings under the Company’s lines of credit. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities. The Company’s credit rating from Standard & Poor’s Rating Services is “BB-” and its credit rating from Moody’s Investors Service is “Ba2.” Moody’s Investors Service has rated the outlook for the Company as “Positive,” and Standard and Poor’s Rating Services has rated the outlook for the Company as “Stable.” The Company believes that existing committed credit lines, cash from operations and other sources of cash are sufficient to meet the Company’s liquidity needs for the near term, including any funds required for the Tender Offer, as the Company is currently compliant with its debt covenants and expects to remain compliant for the foreseeable future.

The Company’s interest rates for the Loan Agreement are associated with certain leverage ratios, and, accordingly, a change in the Company’s credit rating does not result in an increase in interest costs under the Company’s Loan Agreement.

SCHOLASTIC CORPORATION
Item 2. MD&A

Financing

Lines of Credit

As of August 31, 2010, the Company’s credit lines available under unsecured money market bid rate credit lines totaled $20.0 million. There were no outstanding borrowings under these credit lines at August 31, 2010, May 31, 2010 and August 31, 2009. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term, not to exceed 180 days, agreed to at the time each loan is made.

As of August 31, 2010, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $28.3 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these international facilities equivalent to $7.7 million at August 31, 2010 at a weighted average interest rate of 3.9%; $7.5 million at May 31, 2010 at a weighted average interest rate of 3.9%; and $13.4 million at August 31, 2009 at a weighted average interest rate of 2.9%.

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

On August 16, 2010, the Borrowers entered into an amendment to the Loan Agreement, which added certain provisions related to covenants and interest.

Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement, as amended, is based on (1) a rate equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.500% or (iii) the Eurodollar Rate for a one month interest period plus 1%; or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based upon the Company’s prevailing consolidated debt to total capital ratio. As of August 31, 2010, there were no borrowings outstanding under the Revolving Loan.

As of August 31, 2010, the applicable margin of the Term Loan was 0.750% and the applicable margin on the Revolving Loan was 0.600%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at August 31, 2010, was 0.150%. As of August 31, 2010, $82.3 million was outstanding under the Term Loan at an interest rate of 1.1%.

As of August 31, 2010, there was $7.2 million of outstanding standby letters of credit issued under the Loan Agreement. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at August 31, 2010, the Company was in compliance with these covenants. See Note 4 of Notes to condensed consolidated financial statements – unaudited in Item 1, “Financial Statements,” for outstanding balances and interest rates for these notes.

SCHOLASTIC CORPORATION
Item 2. MD&A

5% Notes due 2013

In April 2003, Scholastic Corporation issued $175.0 million of 5% Notes (the “5% Notes”). The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year through maturity. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption. The Company repurchased $5.0 million and $2.5 million of the 5% Notes on the open market in fiscal 2010 and 2009, respectively. The Company did not make any additional repurchases during the three-month period ended August 31, 2010.

The Company’s total debt obligations were $242.3 million at August 31, 2010, $252.8 million at May 31, 2010 and $290.6 million at August 31, 2009. The lower level of debt at August 31, 2010 as compared to May 31, 2010 and August 31, 2009 was primarily due to repayments made on the Term Loan, repurchases of the Company’s 5% Notes on the open market in fiscal 2010 and reduced borrowings resulting from lower debt requirements. The Company utilized existing cash balances in the first fiscal quarter of 2011 to meet seasonal working capital requirements. As a result, cash balances declined $119.9 million in such fiscal quarter.

For a more complete description of the Company’s debt obligations, see Note 4 of Notes to condensed consolidated financial statements – unaudited in Item 1, “Financial Statements.”

SCHOLASTIC CORPORATION
Item 2. MD&A

New Accounting Pronouncements

Reference is made to Note 1 of Notes to condensed consolidated financial statements in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report.

SCHOLASTIC CORPORATION
Item 2. MD&A

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (the “SEC”) filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, plans, conditions in the children’s book and educational material markets and acceptance of the Company’s products in those markets, e-commerce and digital initiatives strategies, goals, revenues, improved efficiencies, general costs, manufacturing costs, medical costs, merit pay, operating margins, working capital, liquidity, capital needs, expected investing activity, interest costs and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in the Annual Report and other risks and factors identified from time to time in the Company’s filings with the SEC.

The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

SCHOLASTIC CORPORATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts. As of August 31, 2010, these transactions were not significant. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 40% of the Company’s debt at August 31, 2010 and May 31, 2010 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 50% at August 31, 2009. The decrease in variable-rate debt as of August 31, 2010 and May 31, 2010, compared to August 31, 2009, was primarily due to repayments made on the Term Loan. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of August 31, 2010 (see Note 4 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements”):

($ amounts in millions)	Fiscal Year Maturity

	2011 (1)	2012	2013	2014	2015	Thereafter	Total

Debt Obligations
Lines of Credit	$7.7	$—	$—	$—	$—	$—	$7.7
Average interest rate	3.9%

Long-term debt including current
Fixed-rate debt	$—	$—	$153.0	$—	$—	$—	$153.0
Average interest rate			5.0%

Variable-rate debt	$32.1	$42.8	$7.4 (3)	$—	$—	$—	$82.3
Interest rate (2)	1.1%	1.1%	1.1%

(1)	2011 includes the remaining nine months of the current fiscal year.

(2)	Represents the interest rate under the Term Loan at August 31, 2010; the interest rate is subject to change over the life of the Term Loan.

(3)	Represents the final payment under the Term Loan, which has a final maturity of June 1, 2012 but may be repaid at any time.

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of August 31, 2010, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended August 31, 2010:

Issuer Purchases of Equity Securities (Dollars in millions except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total cumulative number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)

June 1, 2010 through June 30, 2010	123,800	$24.84	123,800	$7.1

July 1, 2010 through July 31, 2010	127,962	$25.40	251,762	$3.9

August 1, 2010 through August 31, 2010	136,664	$24.72	388,426	$0.5

Total	388,426	$24.98

(1)

On December 16, 2009, the Company announced that its Board of Directors had authorized a new program to purchase up to $20.0 million of Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. As of August 31, 2010, approximately $0.5 million remained of the current authorization.

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

4.1

Amendment No. 1, dated as of August 16, 2010, to the Credit Agreement, dated as of June 1, 2007, among the registrant and Scholastic Inc., as borrowers, the Initial Lenders named therein, JP Morgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Bank of America Securities LLC, as joint lead arrangers and joint lead bookrunners, Bank of America, N.A. and Wachovia Bank, N.A., as syndication agents, and SunTrust Bank and The Royal Bank of Scotland, plc as Documentation Agents.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SCHOLASTIC CORPORATION SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: October 1, 2010	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President and Chief
Executive Officer

Date: October 1, 2010	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)

SCHOLASTIC CORPORATION QUARTERLY REPORT ON FORM 10-Q, DATED AUGUST 31, 2010 Exhibits Index

Exhibit Number	Description of Document

4.1

Amendment No. 1, dated as of August 16, 2010, to the Credit Agreement, dated as of June 1, 2007, among the registrant and Scholastic Inc., as borrowers, the Initial Lenders named therein, JP Morgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Bank of America Securities LLC, as joint lead arrangers and joint lead bookrunners, Bank of America, N.A. and Wachovia Bank, N.A., as syndication agents, and SunTrust Bank and The Royal Bank of Scotland, plc as Documentation Agents.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Document *

101.DEF	XBRL Taxonomy Extension Definitions Document *

101.LAB	XBRL Taxonomy Extension Labels Document *

101.PRE	XBRL Taxonomy Extension Presentation Document *

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”