Form 10-Q
period 2010-11-30
SCHOLASTIC CORP
filed 2010-12-22
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2010	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of November 30, 2010

Common Stock, $.01 par value	29,190,030
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended November 30,		Six months ended November 30,

	2010	2009	2010	2009

Revenues	$675.7	$660.1	$966.6	$975.7

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization)	296.2	273.6	443.9	431.9
Selling, general and administrative expenses (exclusive of depreciation and amortization)	232.3	220.5	402.9	392.0
Bad debt expense	3.0	4.4	5.9	6.5
Depreciation and amortization	14.5	14.8	28.9	29.5
Asset impairments	—	40.1	—	40.1
Severance	1.0	1.1	3.1	5.4

Total operating costs and expenses	547.0	554.5	884.7	905.4

Operating income	128.7	105.6	81.9	70.3

Other (expense) income	(0.4)	—	(0.4)	0.9
Interest expense, net	4.0	4.3	7.8	8.2

Earnings from continuing operations before income taxes	124.3	101.3	73.7	63.0

Provision for income taxes	47.4	44.5	31.0	30.8

Earnings from continuing operations	76.9	56.8	42.7	32.2

(Loss) earnings from discontinued operations, net of tax	(2.0)	(1.3)	(3.0)	0.3

Net income	$74.9	$55.5	$39.7	$32.5

Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic:
Earnings from continuing operations	$2.23	$1.56	$1.20	$0.88

(Loss) earnings from discontinued operations, net of tax	$(0.06)	$(0.04)	$(0.08)	$0.01
Net income	$2.17	$1.52	$1.12	$0.89
Diluted:
Earnings from continuing operations	$2.19	$1.54	$1.19	$0.88

(Loss) earnings from discontinued operations, net of tax	$(0.05)	$(0.03)	$(0.08)	$0.00
Net income	$2.14	$1.51	$1.11	$0.88

Dividends declared per common share	$0.075	$0.075	$0.150	$0.150

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollar amounts in millions, except per share data)

	November 30, 2010	May 31, 2010	November 30, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$54.4	$244.1	$178.3
Accounts receivable, net	287.7	212.5	284.6
Inventories, net	371.6	315.7	374.7
Deferred income taxes	59.8	59.3	65.2
Other current assets	51.3	42.5	41.7
Current assets of discontinued operations	10.2	12.9	16.9

Total current assets	835.0	887.0	961.4

Property, plant and equipment, net	343.5	316.6	312.8
Prepublication costs	109.8	110.7	111.1
Royalty advances, net	38.6	38.0	41.3
Production costs	7.6	7.1	6.7
Goodwill	163.7	156.6	157.0
Other intangibles	15.0	15.5	18.8
Noncurrent deferred income taxes	33.4	33.6	59.6
Other assets and deferred charges	37.8	35.3	39.0

Total assets	$1,584.4	$1,600.4	$1,707.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	$50.0	$50.3	$55.8
Capital lease obligations	0.5	0.9	2.2
Accounts payable	164.5	101.0	134.4
Accrued royalties	48.8	42.3	47.9
Deferred revenue	81.7	39.8	73.7
Other accrued expenses	165.8	156.2	184.2
Current liabilities of discontinued operations	1.7	2.9	2.1

Total current liabilities	513.0	393.4	500.3

Noncurrent Liabilities:
Long-term debt	181.2	202.5	223.8
Capital lease obligations	54.5	55.0	54.6
Other noncurrent liabilities	115.0	119.1	101.9

Total noncurrent liabilities	350.7	376.6	380.3

Commitments and Contingencies:	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	577.7	569.2	559.8
Accumulated other comprehensive loss	(72.6)	(85.4)	(70.4)
Retained earnings	642.4	607.8	589.8
Treasury stock at cost	(427.2)	(261.6)	(252.5)

Total stockholders’ equity	720.7	830.4	827.1

Total liabilities and stockholders’ equity	$1,584.4	$1,600.4	$1,707.7

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Six months ended November 30,

	2010	2009

Cash flows provided by (used in) operating activities:
Net income	$39.7	$32.5
(Loss) earnings from discontinued operations, net of tax	(3.0)	0.3

Earnings from continuing operations	42.7	32.2

Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	5.9	6.5
Provision for losses on inventory	12.0	13.8
Provision for losses on royalty	1.7	4.0
Amortization of prepublication and production costs	24.5	24.3
Depreciation and amortization	28.9	29.5
Deferred income taxes	1.0	(3.5)
Stock-based compensation	8.4	8.4
Non-cash write off related to asset impairments	—	40.1
Changes in assets and liabilities:
Accounts receivable	(75.7)	(90.5)
Inventories	(62.8)	(39.1)
Other current assets	(9.6)	2.6
Deferred promotion costs	(4.4)	(3.5)
Royalty advances	(1.9)	(3.6)
Accounts payable	59.2	4.6
Other accrued expenses	9.1	43.7
Accrued royalties	5.8	5.7
Deferred revenue	41.6	39.3
Pension and postretirement liability	(4.3)	(6.8)
Other net	(0.1)	(4.3)

Total adjustments	39.3	71.2

Net cash provided by operating activities of continuing operations	82.0	103.4
Net cash provided by operating activities of discontinued operations	1.5	2.4

Net cash provided by operating activities	83.5	105.8

Cash flows (used in) provided by investing activities:
Prepublication and production expenditures	(23.4)	(22.1)
Additions to property, plant and equipment	(24.2)	(17.2)
Net proceeds from sale of discontinued operations	—	0.2
Land acquisition	(24.3)	—
Acquisition-related payments (net of cash received of $2.5)	(9.2)	—

Net cash used in investing activities of continuing operations	(81.1)	(39.1)
Net cash used in investing activities of discontinued operations	—	—

Net cash used in investing activities	(81.1)	(39.1)

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Six months ended November 30,

	2010	2009

Cash flows (used in) provided by financing activities:
Repayment of term loan	(21.4)	(21.4)
Borrowings under Credit Agreement and Revolver	70.0	—
Repayment of Credit Agreement and Revolver	(70.0)	—
Repurchase of 5% notes	—	(4.1)
Borrowings under lines of credit	78.6	104.5
Repayment of lines of credit	(79.8)	(99.4)
Repayment of capital lease obligations	(1.8)	(1.8)
Reacquisition of common stock	(165.7)	(1.0)
Proceeds pursuant to stock-based compensation plans	1.0	—
Payment of dividends	(5.4)	(5.5)
Other	(0.9)	(0.5)

Net cash used in financing activities of continuing operations	(195.4)	(29.2)
Net cash used in financing activities of discontinued operations	—	—

Net cash used in financing activities	(195.4)	(29.2)
Effect of exchange rate changes on cash and cash equivalents	3.3	(2.8)

Net (decrease) increase in cash and cash equivalents	(189.7)	34.7
Cash and cash equivalents at beginning of period	244.1	143.6

Cash and cash equivalents at end of period	$54.4	$178.3

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

Discontinued Operations

As more fully described in Note 3, “Discontinued Operations,” the Company closed or sold several operations during fiscal 2008 and 2009, and presently holds for sale one operation. All of these businesses are classified as discontinued operations in the Company’s financial statements.

The remaining assets and liabilities associated with the foregoing discontinued businesses or operations are presented in the Company’s condensed consolidated balance sheets as “Current assets of discontinued operations” and “Current liabilities of discontinued operations” as of November 30, 2010, May 31, 2010 and November 30, 2009. In fiscal 2010, the Company sold a previously discontinued non-core book distribution business. The aggregate results of operations of these businesses for the six months ended November 30, 2010 and 2009 are included in the condensed consolidated statements of operations as “(Loss) earnings from discontinued operations, net of tax.” The aggregate cash flows of these businesses are also presented separately in the Company’s consolidated statements of cash flows for the six months ended November 30, 2010 and 2009. All corresponding prior year periods presented in the Company’s condensed consolidated financial statements and accompanying notes have been reclassified to reflect the discontinued operations presentation.

During the first quarter of fiscal 2011, the Company determined that its distribution facility in Danbury, Connecticut (the “Danbury Facility”) was no longer “held for sale.” Accordingly, the assets, liabilities and results of operations of the Danbury Facility are included in continuing operations for all periods presented.

Reclassification

The current presentation includes a net reclassification of certain costs to “Cost of goods sold” from “Selling, general and administrative expenses,” which totaled $3.9 for the three months ended November 30, 2009 and $6.1 for the six months ended November 30, 2009.

Seasonality

The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based book club and book fair revenues are greatest in the second and fourth quarters of the fiscal year, while revenues from the sale of instructional materials and educational technology products are highest in the first and fourth quarters. The Company typically experiences losses from operations in the first and third quarters of each fiscal year. Due to the seasonal fluctuations that occur, the November 30, 2009 condensed consolidated balance sheet is included for comparative purposes.

Use of estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Regulation S-X. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations,

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

including, but not limited to: collectability of accounts receivable; sales returns; gross margin rates used to determine inventory values; gross profits for book fair operations during interim periods; amortization periods; stock-based compensation expense; pension and other post-retirement obligations; tax rates; recoverability of inventories, deferred income taxes and tax reserves, prepublication costs and royalty advances; and the fair value of goodwill and other intangibles.

Restricted Cash

The condensed consolidated balance sheets include restricted cash of $1.3, $0.0 and $0.0 as of November 30, 2010, May 31, 2010 and November 30, 2009, respectively, which is reported in “Other current assets.” This restricted cash was acquired with the assets of Marilyn Burn Education Associates (d/b/a Math Solutions) (“Math Solutions”), See Note 2, “Acquisition and Land Purchase,” for a further description of the acquisition.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

2. Acquisition and Land Purchase

On September 9, 2010, the Company purchased the assets of Math Solutions, an education resources and professional development company focusing on K-12 math instruction, for $8.0, net of cash. The Company intends to integrate this business with its existing educational technology businesses. As a result of this transaction, the Company recognized $6.9 of goodwill. Transaction costs of $0.4 were expensed in the second quarter of fiscal 2011, and are included in “Other expense income” on the Company’s condensed consolidated statements of operations. The results of operations of this acquisition subsequent to the acquisition date are included in the Educational Publishing segment.

In the current fiscal period, the Company purchased the land where its Corporate Headquarters are located for $24.3 and also satisfied capital lease obligations on this property of $1.3.

3. Discontinued Operations

During fiscal 2008, the Company determined to sell or shut down its domestic, Canadian and UK continuities businesses, and intends to sell a related warehousing and distribution facility located in Maumelle, Arkansas (the “Maumelle Facility”). During fiscal 2009, the Company also ceased its operations in Argentina and Mexico, its door-to-door selling operations in Puerto Rico as well as its continuities business in Australia and New Zealand, its corporate book fairs business and closed its Scarsdale, NY store. The Company also sold a trade magazine. Additionally, the Company sold a non-core market research business and a non-core on-line resource for teachers. In fiscal 2010, the Company sold a previously discontinued non-core book distribution business. All of the above businesses are classified as discontinued operations in the Company’s financial statements.

The Company continues to monitor the expected cash proceeds to be realized from the disposition of discontinued operations’ assets, and adjusts asset values accordingly.

The Company continuously evaluates its portfolio of businesses for both impairment and economic viability. The Company did not cease any additional operations or classify any additional operations as “held for sale” during the six-month period ended November 30, 2010. During the first quarter of fiscal 2011, the Company determined that the Danbury Facility was no longer “held for sale.” Accordingly, the assets, liabilities and results of operations of the Danbury Facility are included in continuing operations for all periods presented.

During the second quarter of fiscal 2011, the Company began the process of settling the pension plan of Grolier Limited, a Canadian entity in the continuities business. Losses related to the recognition of prior service costs associated with the portion of the settlement completed in the second quarter are reflected in the table below. See Note 10, “Employee Benefit Plans,” for further details pertaining to the settlement.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three months ended November 30,		Six months ended November 30,

	2010	2009	2010	2009

Revenues	—	$1.1	—	$2.3

Loss on sale	—	(1.1)	—	(1.1)
(Loss) earnings before income taxes	(2.1)	0.1	(3.4)	2.0
Income tax benefit (expense)	0.1	(0.3)	0.4	(0.6)

(Loss) earnings from discontinued operations, net of tax	$(2.0)	$(1.3)	$(3.0)	$0.3

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table sets forth the assets and liabilities of the discontinued operations included in the condensed consolidated balance sheets of the Company as of the dates indicated:

	November 30, 2010	May 31, 2010	November 30, 2009

Accounts receivable, net	—	$3.7	7.4
Inventories, net	—	—	0.1
Other assets	10.2	9.2	9.4

Current assets of discontinued operations	$10.2	$12.9	$16.9

Accounts payable	—	—	0.5
Accrued expenses and other liabilities	1.7	2.9	1.6

Current liabilities of discontinued operations	$1.7	$2.9	$2.1

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

	Children’s Book Publishing and Distribution	Educational Publishing (1)	Media, Licensing and Advertising	Overhead (2)	Total Domestic	International	Total

Three months ended November 30, 2010

Revenues	$387.3	$101.6	$40.9	$—	$529.8	$145.9	$675.7
Bad debt expense	2.3	—	0.1	—	2.4	0.6	3.0
Depreciation and amortization(3)	3.9	0.8	—	8.5	13.2	1.3	14.5
Amortization(4)	3.0	7.0	1.6	—	11.6	0.8	12.4
Asset impairments	—	—	—	—	—	—	—
Royalty advances expensed	3.2	0.2	0.1	—	3.5	0.8	4.3
Segment operating income (loss)	97.3	11.0	4.7	(9.6)	103.4	25.3	128.7
Expenditures for long-lived assets including royalty advances	7.9	15.6	2.2	31.4	57.1	4.0	61.1

Three months ended November 30, 2009

Revenues	$368.8	$122.6	$37.8	$—	$529.2	$130.9	$660.1
Bad debt expense	1.4	1.0	—	—	2.4	2.0	4.4
Depreciation and amortization(3)	3.6	0.7	0.2	8.8	13.3	1.5	14.8
Amortization(4)	3.0	6.6	2.0	—	11.6	0.6	12.2
Asset impairments	—	36.3	—	—	36.3	3.8	40.1
Royalty advances expensed	4.5	—	0.3	—	4.8	0.3	5.1
Segment operating income (loss)	107.8	(4.1)	2.6	(15.5)	90.8	14.8	105.6
Expenditures for long-lived assets including royalty advances	11.0	7.0	1.5	4.2	23.7	1.6	25.3

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution	Educational Publishing (1)	Media, Licensing and Advertising	Overhead (2)	Total Domestic	International	Total

Six months ended November 30, 2010

Revenues	$460.2	$220.2	$58.4	$—	$738.8	$227.8	$966.6
Bad debt expense	4.3	—	0.1	—	4.4	1.5	5.9
Depreciation and amortization(3)	7.5	1.4	0.5	16.9	26.3	2.6	28.9
Amortization(4)	6.3	13.5	3.3	—	23.1	1.4	24.5
Asset impairments	—	—	—	—	—	—	—
Royalty advances expensed	8.3	0.4	0.2	—	8.9	1.4	10.3
Segment operating income (loss)	45.7	39.5	1.8	(28.2)	58.8	23.1	81.9
Segment assets	540.0	304.5	56.2	375.5	1,276.2	298.0	1,574.2
Goodwill	54.3	95.3	5.4	—	155.0	8.7	163.7
Expenditures for long-lived assets including royalty advances	20.9	22.5	4.2	36.9	84.5	7.1	91.6
Long-lived assets	182.4	175.6	19.8	249.9	627.7	73.0	700.7

Six months ended November 30, 2009

Revenues	$445.0	$271.3	$52.9	$—	$769.2	$206.5	$975.7
Bad debt expense	2.4	1.2	—	—	3.6	2.9	6.5
Depreciation and amortization(3)	6.9	1.6	0.4	17.6	26.5	3.0	29.5
Amortization(4)	5.5	13.4	4.2	—	23.1	1.2	24.3
Asset impairments	—	36.3	—	—	36.3	3.8	40.1
Royalty advances expensed	9.6	0.2	0.4	—	10.2	1.8	12.0
Segment operating income (loss)	60.3	37.2	(1.1)	(39.0)	57.4	12.9	70.3
Segment assets	523.3	314.0	66.7	516.2	1,420.2	270.6	1,690.8
Goodwill	54.3	88.4	5.9	—	148.6	8.4	157.0
Expenditures for long-lived assets including royalty advances	23.7	12.6	3.1	7.1	46.5	4.4	50.9
Long-lived assets	181.5	167.5	25.0	225.6	599.6	72.0	671.6

(1)	Includes assets and results of operations acquired in a business combination as of September 9, 2010.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

5. Debt

The following table summarizes debt as of the dates indicated:

	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

	November 30, 2010		May 31, 2010		November 30, 2009

Lines of Credit (weighted average interest rates of 4.0%, 3.9% and 3.0%, respectively)	$7.2	$7.2	$7.5	$7.5	$13.0	$13.0
Loan Agreement:
Revolving Loan	—	—	—	—	—	—
Term Loan (interest rates of 1.0%, 1.1% and 1.1%, respectively)	71.6	71.6	93.0	93.0	114.4	114.4
5% Notes due 2013, net of discount	152.4	154.8	152.3	151.3	152.2	143.8

Total debt	231.2	233.6	252.8	251.8	279.6	271.2

Less lines of credit, short-term debt and current portion of long-term debt	(50.0)	(50.0)	(50.3)	(50.3)	(55.8)	(55.8)

Total long-term debt	$181.2	$183.6	$202.5	$201.5	$223.8	$215.4

Short-term debt’s carrying value approximates fair value. Fair value of the Loan Agreement approximates its carrying value due to its variable interest rate and stable credit rating. Fair values of the Notes were estimated based on market quotes, where available, or dealer quotes.

The following table sets forth the maturities of the Company’s debt obligations as of November 30, 2010, for the remainder of fiscal 2011 and thereafter:

Six-month period ending May 31:
2011	$28.6
Fiscal years ending May 31:
2012	42.8
2013	159.8
2014	—
2015	—
Thereafter	—

Total debt	$231.2

Lines of Credit

As of November 30, 2010, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $20.0. There were no outstanding borrowings under these credit lines at November 30, 2010, May 31, 2010 and November 30, 2009. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of November 30, 2010, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $33.8, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. Borrowings and weighted average interest rates for these lines of credit are presented in the table above.

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

Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement, as amended, is based on (1) a rate equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.500% or (iii) the Eurodollar Rate for a one month interest period plus 1%; or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based upon the Company’s prevailing consolidated debt to total capital ratio. As of November 30, 2010, there were no borrowings outstanding under the Revolving Loan.

As of November 30, 2010, the applicable margin on the Term Loan was 0.750% and the applicable margin on the Revolving Loan was 0.600%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at November 30, 2010, was 0.150%. As of November 30, 2010, $71.6 was outstanding under the Term Loan at an interest rate of 1.01%.

As of November 30, 2010, standby letters of credit outstanding under the Loan Agreement totaled $1.4. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at November 30, 2010, the Company was in compliance with these covenants.

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

The Company repurchased $5.0 of the 5% Notes on the open market in fiscal 2010. The Company did not make any additional purchases during the six-month period ended November 30, 2010.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

6. Comprehensive Income

The following table sets forth comprehensive income for the periods indicated:

	Three months ended November 30,		Six months ended November 30,

	2010	2009	2010	2009

Net income	$74.9	$55.5	$39.7	$32.5

Other comprehensive income, net:
Foreign currency translation adjustment	4.8	2.2	8.2	5.5
Pension and post-retirement adjustments	4.0	0.7	4.6	1.2

Total other comprehensive income, net:	8.8	2.9	12.8	6.7

Total comprehensive income	$83.7	$58.4	$52.5	$39.2

7. Earnings (Loss) Per Share

A portion of the Company’s restricted stock units (“RSUs”) granted to employees participate in earnings through cumulative non-forfeitable dividends payable to the employees upon vesting of the RSUs. For periods in which the Company has Net income, basic earnings per Common and Class A shares outstanding (the “Issued Shares”) is calculated as the lesser of:

•	Net earnings divided by the weighted average shares outstanding of the Issued Shares during the period (the “Treasury Stock Method”); or

•

The sum of earnings distributed in the period to the Issued Shares and undistributed earnings available to the Issued Shares (excluding earnings attributable to the participating RSUs) divided by the weighted average shares outstanding of the Issued Shares during the period (the “Two Class Method”).

Diluted earnings per share for periods in which the Company has Net income is calculated as the lesser of:

•	The Treasury Stock Method incorporating the effect of dilutive shares; or

•	The Two Class Method incorporating the effect of dilutive shares.

In periods of Net loss, dilutive earnings per share are not reported as the effect of the potentially dilutive shares becomes anti-dilutive.

In the three and six months ended November 30, 2009, the Treasury Stock Method and the Two Class Method did not produce different earnings per share values. In the three and six month periods ended November 30, 2010, the Treasury Stock Method produced higher earnings per share values of $0.01; accordingly, the Two Class method was used to calculate earnings per share for the three and six month periods ended November 30, 2010.

In a period in which the Company reports a discontinued operation, Earnings (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the three and six month periods ended November 30, 2010:

	Three months ended November 30, 2010	Six months ended November 30, 2010

Earnings from continuing operations attributable to Class A and Common Shares	$76.6	$42.5

(Loss) from discontinued operations attributable to Class A and Common Shares, net of tax	(2.0)	(3.0)

Net income attributable to Class A and Common Shares	74.6	39.5
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings per share (in millions)	34.4	35.3

Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.5	0.4

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings per share (in millions)	34.9	35.7

Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:
Earnings from continuing operations	$2.23	$1.20
Loss from discontinued operations, net of tax	$(0.06)	$(0.08)
Net earnings	$2.17	$1.12

Diluted earnings (loss) per share:
Earnings from continuing operations	$2.19	$1.19
Loss from discontinued operations, net of tax	$(0.05)	$(0.08)
Net earnings	$2.14	$1.11

Earnings from continuing operations exclude earnings of $0.3 and $0.2 for the three and six months ended November 30, 2010, respectively, in respect of earnings attributable to participating RSUs.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The Company calculates per share figures prior to rounding in millions. The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the three and six month periods ended November 30, 2009:

	Three months ended November 30, 2009	Six months ended November 30, 2009

Earnings from continuing operations	$56.8	$32.2
(Loss) earnings from discontinued operations, net of tax	(1.3)	0.3
Net income	55.5	32.5
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings per share (in millions)	36.4	36.4

Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.4	0.3

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings per share (in millions)	36.8	36.7

Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:
Earnings from continuing operations	$1.56	$0.88
(Loss) earnings from discontinued operations, net of tax	$(0.04)	$0.01
Net earnings	$1.52	$0.89

Diluted earnings (loss) per share:
Earnings from continuing operations	$1.54	$0.88
Loss from discontinued operations, net of tax	$(0.03)	$0.00
Net earnings	$1.51	$0.88

Potentially dilutive shares outstanding pursuant to compensation plans that were not included in the diluted earnings per share calculation because they were anti-dilutive were 4.4 million and 5.3 million for the three months ended November 30, 2010 and 2009, and 4.8 million and 5.5 million for the six months ended November 30, 2010 and 2009, respectively.

During the six months ended November 30, 2010, the Company repurchased 388,426 common shares on the open market for approximately $9.7 pursuant to a share buy-back program authorized by the Board of Directors.

In addition, on November 3, 2010, the Company announced the final results of a modified Dutch auction tender offer which expired on October 28, 2010. The Company accepted for purchase 5,199,699 of its common shares at a price of $30.00 per share for a total cost of $156.0, excluding related fees and expenses. The common shares purchased pursuant to the tender offer represented approximately 15.1% of the common shares outstanding as of October 27, 2010. The Company funded the purchase of the shares in the tender offer using cash on hand and short term borrowings under its existing credit facility, which borrowings were repaid prior to November 30, 2010.

As of November 30, 2010, $44.5 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors. See Note 13, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

8. Goodwill and Other Intangibles

Goodwill and other intangible assets with indefinite lives are reviewed annually for impairment or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the periods indicated:

	Six months ended November 30, 2010	Twelve months ended May 31, 2010	Six months ended November 30, 2009

Gross beginning balance	$174.0	$174.0	$174.0
Accumulated impairment	(17.4)	(17.0)	(17.0)

Beginning balance	$156.6	$157.0	$157.0
Additions	7.1	—	—
Impairment charge	—	(0.4)	—

Ending balance	$163.7	$156.6	$157.0

On September 9, 2010, the Company purchased the assets of Math Solutions, an education resources and professional development company focusing on K-12 math instruction, for $8.0, net of cash. The Company intends to integrate this business with its existing educational technology businesses. As a result of this acquisition the Company recognized $6.9 of goodwill in the second quarter of fiscal 2011. The Company is currently reviewing its purchase accounting for the acquisition of Math Solutions, and, upon completion of such review, expects to recognize other intangible assets apart from goodwill. The Company also recognized $0.2 of goodwill associated with an international acquisition in the second quarter.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes the activity in Total other intangibles subject to amortization for the periods indicated:

	Six months ended November 30, 2010	Twelve months ended May 31, 2010	Six months ended November 30, 2009

Beginning balance	$0.8	$0.1	$0.1
Additions	—	5.1	5.1
Impairment charge	—	(3.8)	(3.8)
Other adjustments	—	(0.3)	(0.3)
Amortization expense	(0.1)	(0.2)	—
Foreign currency translation	0.1	(0.1)	—

Customer lists, net of accumulated amortization of $1.0, $0.9 and $0.7, respectively	$0.8	$0.8	$1.1

Beginning balance	$2.2	$2.8	$2.8
Reclassified from indefinite-lived intangible assets	10.7	—	—
Amortization expense	(0.5)	(0.6)	(0.2)

Other intangibles, net of accumulated amortization of $3.5, $3.0 and $2.7, respectively	$12.4	$2.2	$2.6

Total other intangibles subject to amortization	$13.2	$3.0	$3.7

Amortization expense for Total other intangibles totaled $0.6 for the six months ended November 30, 2010, $0.8 for the twelve months ended May 31, 2010 and $0.2 for the six months ended November 30, 2009.

During the first quarter of fiscal 2010, the Company and its joint venture partner terminated a book distribution joint venture in the United Kingdom. As a result of this transaction, the Company received a portion of the business and a related customer list previously held by the joint venture in exchange for the partial forgiveness of amounts owed to the Company by the joint venture and related entities. The Company recognized this customer list in the first quarter of fiscal 2010 with a carrying value of $5.1, which the Company intended to operate apart from its existing customer list. In the second quarter of fiscal 2010, the Company determined that, to maximize profitability, the acquired customer list should ultimately be combined with its existing customer list. As a result, the Company assessed this customer list for impairment and determined that the customer list was impaired based upon the highest and best use for this asset. This assessment incorporated internally developed cash flow projections to measure fair value, as market data for this asset is not readily available. Accordingly, the Company recognized an impairment charge in the second quarter of fiscal 2010 related to this asset of $3.8.

The Company implemented certain strategic initiatives during fiscal 2010 to centralize publishing efforts within the Children’s Book Publishing and Distribution segment. These initiatives included the elimination of the front list for certain library-specific titles. The Company will continue to serve the library market through other channels, notably the trade channel within the Children’s Book Publishing and Distribution segment and various digital initiatives. As a result of these initiatives, and in tandem with reduced expectations in certain Educational Publishing print businesses, the Company determined that intangible assets of $28.7 and prepublication costs of $7.6 associated with such businesses, totaling $36.3, were impaired. The Company employed qualitative and internally developed quantitative methods, including discounted cash flow models, to determine the fair value of the asset to a market participant. Significant inputs included a best use analysis of the existing market for the asset, including uses for the asset other than its current usage, resulting in a determination that the market for the asset had declined significantly.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

In the three month period ended November 30, 2010, the Company determined that certain intangible assets associated with publishing and trademark rights, which were previously accounted for as indefinite-lived assets, were no longer indefinite-lived. Accordingly, the Company assessed these assets for impairment as of September 1, 2010, and subsequently commenced amortization of the assets. The Company determined that the fair value of the assets exceeded their carrying value as of September 1, 2010, and therefore no impairment was recognized. The Company employed Level 3 fair value measurement techniques to determine the fair value of these assets as of September 1, 2010, including primarily the relief from royalty method.

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	November 30, 2010	May 31, 2010	November 30, 2009

Net carrying value by major class:
Titles	$—	$—	$—
Trademarks and Other	1.8	12.5	15.1

Total	$1.8	$12.5	$15.1

9. Investments

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $22.5, $20.6 and $23.8 at November 30, 2010, May 31, 2010 and November 30, 2009, respectively.

The Company owns a non-controlling interest in a book distribution business located in the United Kingdom. The carrying value of this cost-method investment was $9.1 as of November 30, 2010.

The Company’s investment in Usborne, which consists of a 26.2% non controlling interest in a children’s book publishing business located in the UK, is accounted for using the equity method of accounting. The net value of this investment at November 30, 2010 was $12.8.

The Company maintains a 12.25% equity interest in an entity that produces and distributes educational children’s television programming which is accounted for using the equity method of accounting. The net value of this investment at November 30, 2010 was $0.6. The Company does not have a contractual commitment to fund this entity prospectively, and has not guaranteed any liabilities of the entity.

Income from equity joint ventures totaled $1.1 for the six months ended November 30, 2010 and $0.6 for the six months ended November 30, 2009.

In the fourth quarter of fiscal 2010, the Company determined that a cost-method investment in a U.S. based internet company was other than temporarily impaired. Accordingly, the Company recognized a loss of $1.5.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes the Company’s investments as of the dates indicated:

	November 30, 2010	May 31, 2010	November 30, 2009

Cost method investments:
The Book People, Ltd.	$9.1	$9.1	$9.1
KIDZUI	—	—	1.5

Total cost method investments	$9.1	$9.1	$10.6

Equity method investments:
Usborne	$12.8	$10.8	$12.5
Other	0.6	0.7	0.7

Total equity method investments	13.4	11.5	13.2

Total	$22.5	$20.6	$23.8

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

	Pension Plans Three months ended November 30,		Post-Retirement Benefits Three months ended November 30,

	2010	2009	2010	2009

Components of net periodic benefit costs:
Service cost	$0.1	$—	$—	$—
Interest cost	2.2	2.5	0.4	0.4
Expected return on assets	(2.3)	(2.0)	—	—
Net amortization of prior service credit	—	—	(0.2)	(0.2)
Amortization of loss	0.4	0.2	0.6	0.2
Settlement of Canadian plan	3.4

Net periodic benefit costs	$3.8	$0.7	$0.8	$0.4

	Pension Plans Six months ended November 30,		Post-Retirement Benefits Six months ended November 30,

	2010	2009	2010	2009

Components of net periodic benefit costs:
Service cost	$0.2	$0.1	$—	$—
Interest cost	4.4	4.9	0.9	0.7
Expected return on assets	(4.7)	(4.1)	—	—
Net amortization of prior service credit	—	—	(0.3)	(0.3)
Amortization of loss	0.9	1.4	1.1	0.3
Settlement of Canadian plan	3.4	—	—	—

Net periodic benefit costs	$4.2	$2.3	$1.7	$0.7

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

In the three months ended November 30, 2010, the Company settled the majority of its outstanding liabilities of the Canadian Pension Plan by purchasing annuities to service these liabilities prospectively. Accordingly, net liabilities of $1.3 were settled with $1.2 of contributions above plan assets and the Company recognized pension expense through other comprehensive income of $3.4.

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the six months ended November 30, 2010, the Company contributed $2.3 to the U.S. Pension Plan, $0.3 to the UK Pension Plan and $1.2 to the Canadian Pension Plan.

The Company expects, based on actuarial calculations, to contribute cash of approximately $6.0 to the Pension Plans for the fiscal year ending May 31, 2011.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

11. Stock-Based Compensation

The following table summarizes stock-based compensation included in Selling, general and administrative expenses for the periods indicated:

	Three months ended November 30,		Six months ended November 30,

	2010	2009	2010	2009

Stock option expense	$1.6	$2.1	$5.4	$5.1
Restricted stock unit expense	0.9	0.9	2.3	2.8
Management stock purchase plan	0.5	0.4	0.5	0.4
Employee stock purchase plan	0.1	0.1	0.2	0.1

Total stock-based compensation	$3.1	$3.5	$8.4	$8.4

During each of the three and six month periods ended November 30, 2010 and 2009, shares of Common Stock issued by the Corporation pursuant to its stock-based compensation plans were not material.

12. Severance

The table below provides information regarding the severance cost appearing on the Company’s condensed consolidated statements of operations associated with certain cost reduction measures.

Accrued severance of $0.9, $3.4 and $1.5 as of November 30, 2010, May 31, 2010 and November 30, 2009, respectively, is included in “Other accrued expenses” on the Company’s condensed consolidated balance sheets.

	Six months ended November 30, 2010	Twelve months ended May 31, 2010	Six months ended November 30, 2009

Beginning balance	$3.4	$3.4	$3.4
Accruals	3.1	9.2	5.4
Payments	(5.6)	(9.2)	(7.3)

Ending balance	$0.9	$3.4	$1.5

13. Treasury Stock

On December 16, 2009, the Company announced that its Board of Directors had authorized a further program to purchase up to $20.0 of its Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. During the six months ended November 30, 2010, the Company repurchased 388,426 shares on the open market for approximately $9.7 at an average cost of $24.98 per share pursuant to this program.

In addition, pursuant to a subsequent Board of Directors authorization, the Company commenced a modified Dutch auction tender offer on September 28, 2010, which expired on October 28, 2010. Pursuant to this offer, the Company purchased 5,199,699 of its common shares at a price of $30.00 per share for a total cost of $156.0, excluding related fees and expenses. The common shares purchased represented approximately 15.1% of the common shares outstanding as of October 27, 2010. The Company funded the purchase of the shares in the tender offer using cash on hand and short term borrowings under its existing credit facility, which borrowings were repaid prior to November 30, 2010.

As of November 30, 2010, $44.5 remains available for future purchases under the current Board of Directors authorization, which purchases may be made from time to time as conditions allow, on the open market or in negotiated private transactions.

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

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, debt and foreign currency forward contracts, which were not material as of the reporting date. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The Company employs Level 2 fair value measurements for the disclosure of the fair value of its 5% Notes and its various lines of credit. See Note 5, “Debt,” for a more complete description of fair value measurements employed. The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure. See Note 16, “Derivatives and Hedging,” for a more complete description of fair value measurements employed.

Non-financial assets and liabilities for which the Company employs fair value measures on a non-recurring basis include:

•	long-lived assets
•	assets acquired in a business combination
•	goodwill and indefinite-lived intangible assets
•	long-lived assets held for sale

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets and liabilities. In fiscal 2010, the Company recognized impairments of indefinite-lived and long-lived assets totaling $43.1. In fiscal 2011, the Company acquired certain assets in a business combination for $8.0, net of cash acquired. The Company has not yet completed its purchase price allocation for this acquisition. See Note 8, “Goodwill and Other Intangibles,” for a discussion of the fair value measures employed in these asset impairment and acquisition analyses.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

15. Income Taxes

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

The Company recognizes tax benefits of uncertain tax positions in accordance with the current accounting guidance pertaining to uncertainty in income taxes. The Company does not currently anticipate a material change to its unrecognized tax benefits within twelve months of November 30, 2010, notwithstanding changes expected to result from the settlement of the IRS examination for fiscal years ended May 31, 2003 through 2006. However, actual developments can change these expectations, including the final terms of settlement of such audit.

The Corporation, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Corporation file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The Company is currently under audit by New York State for its fiscal years ended May 31, 2002 through 2004. It is possible that state and foreign tax examinations will be settled during the next twelve months. If any of these tax examinations are settled within that period, the Company will make any necessary adjustments to its unrecognized tax benefits.

16. Derivatives and Hedging

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings, and recognizes the unrealized gain or loss in other current liabilities. Unrealized gains of $0.1 were recognized at November 30, 2010 and unrealized losses of $1.0 were recognized at November 30, 2009.

The Company also enters into foreign currency derivative contracts to hedge the foreign exchange risk associated with certain receivables denominated in foreign currencies. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings offsetting the foreign exchange gains and losses arising from the effect of changes in exchange rates used to measure the related assets. Unrealized gains related to these derivatives were $0.2 and $0.0 at November 30, 2010 and 2009, respectively.

17. Subsequent Event

On December 15, 2010, the Company announced that the Board of Directors declared a cash dividend of $0.10 per Class A and Common share. The dividend is payable on March 15, 2011 to shareholders of record as of January 31, 2011.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenues for the quarter ended November 30, 2010 were $675.7 million, up 2.4% from $660.1 million in the prior fiscal year period. Net income for the quarter ended November 30, 2010 was $74.9 million, up $19.4 million from $55.5 million in the prior fiscal year period. Consolidated earnings per diluted share were $2.14 versus $1.51 in the prior fiscal year quarter. The prior year fiscal quarter includes non-cash asset write-downs of $40.1 million. The current fiscal quarter results include higher revenues in Trade, School Book Fairs and International, partially offset by lower sales of educational technology relative to a year ago, as well as higher promotion spending in School Book Clubs and increased investments in digital initiatives.

The Children’s Book Publishing and Distribution segment reflected increased revenue in School Book Fairs and Trade, with School Book Clubs maintaining last year’s sales and teacher participation levels. The Company continued to execute its long-term strategic plan and move forward with key digital initiatives and achieved continued growth in on-line ordering, following full implementation of the new Clubs ordering platform. In addition, the Company began testing its children’s eBook offering with children and families, as well as previewing it with publishers, in preparation for a spring beta launch and full rollout next fall.

Sales of educational technology did not reach last year’s record levels, when the Company benefited from the 2009 federal stimulus program. However, sales were up over 50% compared to pre-stimulus levels two years ago, driven by a larger customer base.

During the second quarter the Company repurchased approximately 5.2 million shares of its Common Stock at $30.00 per share, returning approximately $156 million to shareholders, funded with cash and a temporary draw-down under its credit facility, which was repaid by quarter end. The Company had total debt of $231.2 million at the end of the second quarter, down from $279.6 million a year ago and continued to maintain a strong balance sheet and free cash flow.

While positive, these results were below the Company’s fiscal 2011 plan, reflecting lower spending by school districts and lower than expected revenue in Clubs. For the remainder of the fiscal year, the Company expects that sustained higher service revenue and new product launches will enable it to hold sales in Scholastic Education level with those in the prior year period, in spite of a continued challenging funding environment. In addition, the Company believes that increased on-line ordering, as well as this fall’s increased promotional spending, will generate modest growth in clubs during the remainder of the year.

Based on the factors referred to above and its year-to-date results, the Company expects fiscal 2011 revenue of $1.9 to $1.95 billion and earnings per diluted share from continuing operations of $1.80 to $2.05, before the impact of any one-time items. The foregoing includes a benefit of approximately $0.15 per diluted share associated with the Company’s share repurchase pursuant to the tender offer. The Company continues to expect free cash flow of $90 million to $100 million.

Results of Continuing Operations and Discontinued Operations

Revenues for the quarter ended November 30, 2010 increased by $15.6 million, or 2.4%, to $675.7 million, compared to $660.1 million in the prior fiscal year quarter, driven by higher revenues in the Children’s Book Publishing and Distribution segment of $18.5 million, the International segment of $15.0 million and the Media, Licensing and Advertising segment of $3.1 million, partially offset by lower revenues in the Educational Publishing segment of $21.0 million. Revenues for the six months ended November 30, 2010 decreased by $9.1 million to $966.6 million, compared to $975.7 million in the prior year fiscal period primarily due to the lower revenues of $51.1 million in the Educational Publishing segment, partially offset by higher revenues in the Children’s Book Publishing and Distribution, Media, Licensing and Advertising and International segments.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Cost of goods sold as a percentage of revenue for the quarter ended November 30, 2010 increased to 43.8%, compared to 41.4% in the prior fiscal year quarter. Cost of goods sold as a percentage of revenue for the six months ended November 30, 2010 increased to 45.9%, compared to 44.3% in the prior fiscal year. The increase in both periods is primarily related to product, fulfillment and postage costs attributable to increased promotional activities in the Company’s Children’s Book Publishing and Distribution segment. Components of Cost of goods sold for the three and six months ended November 30, 2010 and 2009 are as follows:

	Three months ended November 30,		Six months ended November 30,

	2010	2009	2010	2009

Product, service and production costs	$180.1	$167.6	$257.4	$255.7
Royalty costs	27.4	30.2	46.7	50.6
Prepublication and production amortization	12.4	12.2	24.5	24.3
Postage, freight, shipping, fulfillment and all other costs	76.3	63.6	115.3	101.3

Total	$296.2	$273.6	$443.9	$431.9

Selling, general and administrative expenses increased to $232.3 million in the quarter, or 34.4% of revenue, compared to $220.5 million, or 33.4% of revenue, in the prior fiscal year quarter. Selling, general and administrative expenses for the six months ended November 30, 2010 were $402.9 million, or 41.7% or revenue, compared to $392.0 million, or 40.2% of revenue, in the prior fiscal year period. The increases over the prior periods are primarily due to increased technology spending on digital growth initiatives, as well as higher promotional expenses.

Bad debt expense decreased by $1.4 million, to $3.0 million, for the quarter ended November 30, 2010, compared to $4.4 million in the prior fiscal year quarter. Bad debt expense decreased by $0.6 million to $5.9 million for the six months ended November 30, 2010, compared to $6.5 million in the prior fiscal year period.

The prior year fiscal quarter reflects a non-cash charge of $36.3 million in the Educational Publishing segment for impairment of intangible and prepublication costs associated with print publishing for libraries, as well as a non-cash impairment charge of $3.8 million in the International segment related to a customer list acquired in connection with the dissolution of a joint venture.

Severance expense decreased slightly to $1.0 million for the quarter ended November 30, 2010, compared to $1.1 million in the prior fiscal year quarter. For the six months ended November 30, 2010, severance expense decreased by $2.3 million, to $3.1 million, compared to $5.4 million in the prior year fiscal period when the Company was implementing its cost reduction plans.

The resulting operating income for the quarter ended November 30, 2010 was $128.7 million, compared to $105.6 million in the prior fiscal year quarter. For the six months ended November 30, 2010, the resulting operating income was $81.9 million, compared to $70.3 million in the prior fiscal year period.

Net interest expense decreased by $0.3 million to $4.0 million in the quarter ended November 30, 2010, compared to $4.3 million in the prior fiscal year quarter, due to lower average borrowings. For the six months ended November 30, 2010, net interest expense decreased by $0.4 million to $7.8 million, compared to $8.2 million in the prior fiscal year period, also due to lower average borrowings.

The Company’s effective tax rates were 38.1% and 43.9% for the fiscal quarters ended November 30, 2010 and 2009, respectively. Significant factors that impact the effective tax rate include changes in the Company’s assessment of certain tax contingencies and the mix of earnings among the Company’s U.S. and international operations.

SCHOLASTIC CORPORATION
Item 2. MD&A

Earnings from continuing operations were $76.9 million or $2.19 per diluted share, for the quarter ended November 30, 2010, compared to earnings of $56.8 million, or $1.54 per diluted share, for the prior year fiscal quarter. For the six months ended November 30, 2010, earnings from continuing operations were $42.7 million, or $1.19 per diluted share, compared to $32.2 million, or $0.88 per diluted share, in the prior fiscal year period.

The Loss from discontinued operations, net of tax, was $2.0 million, or $0.05 per share, for the quarter ended November 30, 2010, compared to a loss of $1.3 million, or $0.03 per share, for the prior year fiscal quarter. The Loss from discontinued operations for the six months ended November 30, 2010 was $3.0 million, or $0.08 per share, compared to Earnings from discontinued operations of $0.3 million, or less than $0.01 per share, for the prior fiscal year period. The six months ended November 30, 2010 includes a charge associated with the partial settlement of the pension plan of Grolier Limited, a Canadian entity in the continuities business.

The Net income was $74.9 million or $2.14 per diluted share, for the quarter ended November 30, 2010, compared to $55.5 million, or $1.51 per diluted share, in the prior fiscal year quarter. Net income was $39.7 million, or $1.11 per diluted share, for the six months ended November 30, 2010, compared to $32.5 million, or $0.88 per diluted share, in the prior fiscal year period.

Results of Continuing Operations

Children’s Book Publishing and Distribution

($ amounts in millions)	Three months ended November 30,		Six months ended November 30,

	2010	2009	2010	2009

Revenues	$387.3	$368.8	$460.2	$445.0

Operating income	97.3	107.8	45.7	60.3

Operating margin	25.1%	29.2%	9.9%	13.6%

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended November 30, 2010 increased by $18.5 million, or 5.0%, to $387.3 million, compared to $368.8 million in the prior fiscal year quarter. The increase is principally related to increased revenues in the Company’s book fairs business, driven primarily by an increase in revenue per fair and, to a lesser extent, an increase in the number of fairs held as compared to the prior fiscal year quarter. Revenues for the six months ended November 30, 2010 increased by $15.2 million to $460.2 million, compared to $445.0 million in the prior fiscal year period. This increase is related to higher revenues in the Company’s trade business, driven by a strong frontlist that included Mockingjay by Suzanne Collins, which completed The Hunger Games trilogy, and The 39 Clues series, as well as by the increased revenues in the Company’s book fairs business discussed above.

Segment operating income for the quarter ended November 30, 2010 decreased by $10.5 million, or 9.7%, to $97.3 million, compared to $107.8 million in the prior fiscal year quarter, primarily related to increased promotional spending in the Company’s book club business and increased expenditures related to the Company’s children’s book digital format. Segment operating income for the six months ended November 30, 2010, decreased by $14.6 million, or 24.2%, to $45.7 million, compared to $60.3 million in the prior fiscal year period, principally due to increased expenditures related to the Company’s children’s books digital format, e-commerce and eBook initiatives, as well as higher promotional spending in book clubs.

SCHOLASTIC CORPORATION
Item 2. MD&A

Educational Publishing

($ amounts in millions)	Three months ended November 30,		Six months ended November 30,

	2010	2009	2010	2009

Revenues	$101.6	$122.6	$220.2	$271.3

Operating income (loss)	11.0	(4.1)	39.5	37.2

Operating margin	10.8%	*	17.9%	13.7%

          * Not meaningful

Revenues in the Educational Publishing segment for the quarter ended November 30, 2010 decreased by $21.0 million, or 17.1%, to $101.6 million, compared to $122.6 million in the prior fiscal year quarter. This decrease was principally driven by the strong growth in sales of educational technology products in the prior year period, which have experienced a significant change in the funding environment for these programs in fiscal 2011 and the absence of a large library sale to New York City in the current period. This was partially offset by incremental revenues of $2.2 million from the Math Solutions business in the current fiscal quarter. Revenues for the six months ended November 30, 2010 decreased by $51.1 million, or 18.8%, to $220.2 million, compared to $271.3 million in the prior fiscal year period. The decrease was primarily due to the strong level of sales in the prior year period as referred to above, as well as lower school classroom and library revenues in the current period.

Segment operating income for the quarter ended November 30, 2010 increased by $15.1 million to $11.0 million, from an operating loss of $4.1 million in the prior fiscal year quarter, when the Company recognized an asset impairment charge of $36.3 million in connection with its decision to consolidate supplemental non-fiction and library publishing activities into the Children’s Book Publishing and Distribution segment. This increase was partially offset by the unfavorable results in educational technology products and services noted above. Segment operating income for the six months ended November 30, 2010, increased by $2.3 million, or 6.2%, to $39.5 million, from $37.2 million in the prior fiscal year period, related to the prior year’s impairment charge noted above, partially offset by declines in revenue.

International

($ amounts in millions)	Three months ended November 30,		Six months ended November 30,

	2010	2009	2010	2009

Revenues	$145.9	$130.9	$227.8	$206.5

Operating income	25.3	14.8	23.1	12.9

Operating margin	17.3%	11.3%	10.1%	6.2%

Revenues in the International segment for the quarter ended November 30, 2010 increased by $15.0 million, or 11.5%, to $145.9 million, compared to $130.9 million in the prior fiscal year quarter, primarily due to the favorable impact of foreign currency exchange rates of $5.8 million, in addition to an increase in revenue of $6.2 million in the Company’s Canadian and Australian operations. Revenues for the six months ended November 30, 2010 increased $21.3 million, or 10.3%, to $227.8 million, compared to $206.5 million during the prior fiscal year period, primarily due to higher revenues of $10.5 million in the Company’s Australian and Canadian operations and the favorable impact of foreign currency exchange rates of $9.0 million.

SCHOLASTIC CORPORATION
Item 2. MD&A

Segment operating income for the quarter ended November 30, 2010 increased by $10.5 million, or 70.9%, to $25.3 million, compared to $14.8 million in the prior fiscal year quarter, which included an impairment charge of $3.8 million related to customer lists acquired in connection with the dissolution of a joint venture, as well as restructuring costs of $1.9 million related to the consolidation of distribution facilities in the UK, as well as favorable results in the current fiscal quarter in the foreign rights business of $1.6 million. Segment operating income for the six months ended November 30, 2010 increased by $10.2 million, or 79.1%, to $23.1 million, compared to $12.9 million in the prior fiscal year period, primarily due to the reasons noted above, as well as the favorable results in the current period in the Company’s Australian and Canadian operations.

Media, Licensing and Advertising

($ amounts in millions)	Three months ended November 30,		Six months ended November 30,

	2010	2009	2010	2009

Revenues	$40.9	$37.8	$58.4	$52.9

Operating income (loss)	4.7	2.6	1.8	(1.1)

Operating margin	11.5%	6.9%	3.1%	*

          * Not meaningful

Revenues in the Media, Licensing and Advertising segment for the quarter ended November 30, 2010 increased by $3.1 million, or 8.2%, to $40.9 million, compared to $37.8 million in the prior fiscal year quarter, primarily due to increased revenues related to magazine advertising, partially offset by lower sales of software and interactive products. Revenues for the six months ended November 30, 2010 increased by $5.5 million, or 10.4%, to $58.4 million, compared to $52.9 million in the prior year fiscal period, primarily due to higher advertising and production revenues partially offset by lower sales of software and interactive products.

Segment operating income for the quarter ended November 30, 2010 increased by $2.1 million to $4.7 million, compared to $2.6 million in the prior fiscal year quarter primarily due to higher magazine advertising revenues. Segment operating income for the six months ended November 30, 2010 increased by $2.9 million to $1.8 million, compared to a segment operating loss of $1.1 million in the prior fiscal year period, primarily due to the higher magazine advertising results.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $54.4 million at November 30, 2010, compared to $244.1 million at May 31, 2010 and $178.3 million at November 30, 2009.

Cash provided by operating activities decreased by $22.3 million to $83.5 million for the six months ended November 30, 2010, compared to $105.8 million of cash provided by operating activities in the prior fiscal year period.

SCHOLASTIC CORPORATION
Item 2. MD&A

While Net income in the current period increased from $32.5 million to $39.7 million, the prior period included $40.1 million of non-cash impairment charges. Accordingly, Net income adjusted for non-cash items yielded cash from operations of $122.1 million in the current year, compared to $155.6 million in the prior period, as a result of lower cash from operations of $33.5 million in the current year.

The Company’s working capital and other operating accounts increased by $43.1 million in the six months ended November 30, 2010, compared to an increase of $51.9 million in the prior period. The decrease in net cash provided by operations of $8.8 million in the current period compared to the prior period was attributable to:

•

a $75.7 million increase in accounts receivable in the current period compared to a $90.5 million increase in accounts receivable in the prior year period. Higher prior period sales of education technology products drove higher receivables in the first six months of fiscal 2010, and

•

an increase in accounts payable in the current period of $59.2 million compared to an increase in the prior period of $4.6 million. Higher accounts payable resulted from inventory purchases and the timing of payments.

Partially offsetting these items were:

•

a $62.8 million increase in inventories in the current period compared to an increase of $39.1 million in the prior year period driven by higher inventory purchases in the current period to re-stock following significant inventory reductions during the second half of fiscal 2010;

•	a greater increase of prepaid expenses and other current assets in the current period than in the prior year period;

•	higher accruals in the prior year period than in the current period for employee-related and other costs, some of which were paid in fiscal 2011; and

•	higher income tax payments in the current period of $8.8 million.

Cash used in investing activities increased by $42.0 million to $81.1 million for the six months ended November 30, 2010, compared to $39.1 million in the prior fiscal year period. This change was primarily related to:

•

investment in property, plant and equipment, and prepublication and production costs in the current period of $47.6 million, compared to $39.3 million in the prior period, largely related to increased spending on digital initiatives;

•	acquisitions and related payments of $9.2 million in the current period; and

•	the purchase of the land upon which the Company’s corporate headquarters are located for $24.3 million in the current period.

Cash used in financing activities was $195.4 million for the six months ended November 30, 2010, compared to $29.2 million for the prior fiscal year period. The change was primarily due to the completion of a modified Dutch tender offer in the current period. The Company accepted for purchase 5,199,699 of its common shares at a price of $30.00 per share, for a total cost of $156.0 million, exclusive of related fees and expenses. The common shares purchased pursuant to the tender offer represented approximately 15.1 % of the common shares outstanding as of October 27, 2010. The Company funded the purchase of the shares in the tender offer using cash on hand and short term borrowings under its existing credit facility, which, borrowings were repaid prior to November 30, 2010.

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

SCHOLASTIC CORPORATION
Item 2. MD&A

The Company has maintained sufficient liquidity to fund ongoing operations, dividends, authorized common share repurchases (including its recently-completed tender offer), debt service, planned capital expenditures and other investments. As of November 30, 2010, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $54.4 million, cash from operations, and borrowings remaining available under the Revolving Loan (as described under “Financing” below) totaling $325.0 million. Approximately 69% of the Company’s outstanding debt is not due until fiscal 2013, 28% is spread ratably over each preceding period and the remaining 3% represents borrowings under the Company’s lines of credit. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities. The Company’s credit rating from Standard & Poor’s Rating Services is “BB-” and its credit rating from Moody’s Investors Service is “Ba2.” Moody’s Investors Service has rated the outlook for the Company as “Positive,” and Standard and Poor’s Rating Services has rated the outlook for the Company as “Stable.” The Company is currently compliant with its debt covenants and expects to remain compliant for the foreseeable future.

The Company’s interest rates for the Loan Agreement are associated with certain leverage ratios, and, accordingly, a change in the Company’s credit rating does not result in an increase or decrease in interest costs under the Company’s Loan Agreement.

Financing

Lines of Credit

As of November 30, 2010, the Company’s credit lines available under unsecured money market bid rate credit lines totaled $20.0 million. There were no outstanding borrowings under these credit lines at November 30, 2010, May 31, 2010 and November 30, 2009. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of November 30, 2010, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $33.8 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these international facilities equivalent to $7.2 million at November 30, 2010 at a weighted average interest rate of 4.0%; $7.5 million at May 31, 2010 at a weighted average interest rate of 3.9%; and $13.0 million at November 30, 2009 at a weighted average interest rate of 3.0%.

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

Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement, as amended, is based on (1) a rate equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.500% or (iii) the Eurodollar Rate for a one month interest period plus 1%; or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based upon the Company’s prevailing consolidated debt to total capital ratio. As of November 30, 2010, there were no borrowings outstanding under the Revolving Loan.

SCHOLASTIC CORPORATION
Item 2. MD&A

As of November 30, 2010, the applicable margin of the Term Loan was 0.750% and the applicable margin on the Revolving Loan was 0.600%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at November 30, 2010, was 0.150%. As of November 30, 2010, $71.6 million was outstanding under the Term Loan at an interest rate of 1.01%.

As of November 30, 2010, standby letters of credit outstanding issued under the Loan Agreement totaled $1.4 million. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at November 30, 2010, the Company was in compliance with these covenants. See Note 5 of Notes to condensed consolidated financial statements – unaudited in Item 1, “Financial Statements,” for outstanding balances and interest rates for these notes.

5% Notes due 2013

In April 2003, Scholastic Corporation issued $175.0 million of 5% Notes (the “5% Notes”). The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year through maturity. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption. The Company repurchased $5.0 million and $2.5 million of the 5% Notes on the open market in fiscal 2010 and 2009, respectively. The Company did not make any additional repurchases during the six-month period ended November 30, 2010.

The Company’s total debt obligations were $231.2 million at November 30, 2010, $252.8 million at May 31, 2010 and $279.6 million at November 30, 2009. The lower level of debt at November 30, 2010 as compared to May 31, 2010 and November 30, 2009 was primarily due to repayments made on the Term Loan, repurchases of the Company’s 5% Notes on the open market in fiscal 2010 and reduced borrowings resulting from lower debt requirements.

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

SCHOLASTIC CORPORATION
Item 2. MD&A

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (“SEC”) filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, plans, conditions in the children’s book and educational material markets and acceptance of the Company’s products in those markets, earnings per share, levels of government spending for educational programs, e-commerce and digital initiatives strategies, goals, revenues, improved efficiencies, general costs, manufacturing costs, medical costs, merit pay, operating margins, working capital, liquidity, capital needs, expected investing activity, interest costs and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in the Annual Report and other risks and factors identified from time to time in the Company’s filings with the SEC.

The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

SCHOLASTIC CORPORATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts. As of November 30, 2010, these transactions were not significant. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 34% of the Company’s debt at November 30, 2010 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 40% at May 31, 2010 and 45% at November 30, 2009. The decrease in variable-rate debt as of November 30, 2010 compared to May 31, 2010 and November 30, 2009, was primarily due to repayments made on the Term Loan. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of November 30, 2010 (see Note 5 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements”):

($ amounts in millions )	Fiscal Year Maturity

	2011 (1)	2012	2013	2014	2015	Thereafter	Total

Debt Obligations
Lines of Credit	$7.2	$—	$—	$—	$—	$—	$7.2
Average interest rate	4.0%

Long-term debt including current
Fixed-rate debt	$—	$—	$153.0	$—	$—	$—	$153.0
Interest rate			5.0%

Variable rate debt	$21.4	$42.8	$7.4 (3)	$—	$—	$—	$71.6
Interest rate (2)	1.0%	1.0%	1.0%

(1)	Fiscal 2011 includes the remaining six months of the current fiscal year, ending May 31, 2011.

(2)	Represents the interest rate under the Term Loan at November 30, 2010; the interest rate is subject to change over the life of the Term Loan.

(3)	Represents the final payment under the Term Loan, which has a final maturity of June 1, 2012, but may be repaid at any time.

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of November 30, 2010, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended November 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 1. Legal Proceedings

As previously reported, the Company is party to certain actions originally filed by each of Alaska Laborer Employers Retirement Fund and Paul Baicu, which were consolidated on November 8, 2007. On September 26, 2008, the plaintiff sought leave of the Court to file a second amended class action complaint, in order to add allegations relating to the Company’s restatement announced in the Company’s Annual Report on Form 10-K filed on July 30, 2008. The Court thereafter dismissed the Company’s pending motion to dismiss as moot. On October 20, 2008, the plaintiff filed the second amended complaint, and on October 31, 2008, the Company filed a motion to dismiss the second amended complaint. On September 30, 2010, the Court granted the Company’s motion to dismiss the second amended complaint for failure to state a cause of action, while also granting leave to the plaintiff to move to file a new proposed amended complaint. On December 1, 2010, the plaintiff filed a motion for leave to file a proposed third amended class action complaint, as well as a motion to replace Alaska Laborer Employers Retirement Fund with City of Sterling Heights Police and Fire Retirement System as lead plaintiff. The proposed third amended class action complaint shortens the original class action period to end on December 16, 2005 rather than on March 23, 2006, but otherwise continues to allege securities fraud relating to statements made by the Company concerning its operations and financial results, now for the period between March 18, 2005 and December 16, 2005, and seeks unspecified compensatory damages. The Company continues to believe that the allegations in such complaint are without merit and is vigorously defending the lawsuit.

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended November 30, 2010:

Issuer Purchases of Equity Securities (Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)

September 1, 2010 through September 30, 2010	—	$—		$0.5
October 1, 2010 through October 31, 2010	5,199,699	$30.00	5,199,699	$44.5
November 1, 2010 through November 30, 2010	—	$—	—	$44.5

Total	5,199,699	$30.00	5,199,699

(1)

On December 16, 2009, the Company announced that its Board of Directors had authorized a new program to purchase up to $20.0 million of Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. As of September 30, 2010 approximately $0.5 million remained of such authorization.

On September 28, 2010, the Company announced the commencement of a modified Dutch auction tender offer to purchase up to $150 million of its common stock at a price not less than $27.00 per share and not more than $33.00 per share. On November 3, 2010, the Company announced that it had purchased the shares indicated in the table above at a purchase price of $30.00 per share, for an aggregate purchase price of approximately $156 million, and that approximately $44.5 million remained for the repurchase of common stock under the current Board authorizations, which amount includes the $0.5 million remaining from the prior Board authorization. These purchases may be made from time to time on the open market or through negotiated private transactions. Accordingly, as of November 30, 2010, approximately $44.5 million remained of the current Board authorizations.

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

SCHOLASTIC CORPORATION
(Registrant)

Date: December 22, 2010	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President and Chief
Executive Officer

Date: December 22, 2010		/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED NOVEMBER 30, 2010
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