Form 10-Q
period 2011-02-28
SCHOLASTIC CORP
filed 2011-03-31
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2011	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of February 28, 2011

Common Stock, $.01 par value	29,272,974
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended February 28,		Nine months ended February 28,

	2011	2010	2011	2010

Revenues	$393.7	$398.8	$1,360.3	$1,374.5

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization)	200.2	195.2	644.1	627.1
Selling, general and administrative expenses (exclusive of depreciation and amortization)	203.0	185.1	605.9	577.1
Bad debt expense	6.7	2.9	12.6	9.4
Depreciation and amortization	14.5	14.2	43.4	43.7
Asset impairments	—	—	—	40.1
Severance	1.2	1.9	4.3	7.3

Total operating costs and expenses	425.6	399.3	1,310.3	1,304.7

Operating (loss) income	(31.9)	(0.5)	50.0	69.8

Other (expense) income	0.0	0.0	(0.4)	0.9
Interest expense, net	3.9	4.0	11.7	12.2
Loss on investments	—	1.5	—	1.5

(Loss) earnings from continuing operations before income taxes	(35.8)	(6.0)	37.9	57.0

(Benefit) provision for income taxes	(10.5)	(1.7)	20.5	29.1

(Loss) earnings from continuing operations	(25.3)	(4.3)	17.4	27.9

Earnings (loss) from discontinued operations, net of tax	0.2	(1.3)	(2.8)	(1.0)

Net (loss) earnings	$(25.1)	$(5.6)	$14.6	$26.9

Basic and diluted (loss) earnings per Share of Class A and Common Stock:
Basic:
(Loss) earnings from continuing operations	$(0.81)	$(0.12)	$0.51	$0.76
Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.03)	$(0.08)	$(0.02)
Net (loss) earnings	$(0.81)	$(0.15)	$0.43	$0.74
Diluted:
(Loss) earnings from continuing operations	$(0.81)	$(0.12)	$0.50	$0.75
Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.03)	$(0.08)	$(0.02)
Net (loss) earnings	$(0.81)	$(0.15)	$0.42	$0.73

Dividends declared per common share	$0.100	$0.075	$0.275	$0.225

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollar amounts in millions, except per share data)

	February 28, 2011	May 31, 2010	February 28, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$90.7	$244.1	$238.9
Accounts receivable, net	193.6	212.5	185.7
Inventories, net	375.8	315.7	374.6
Deferred income taxes	59.7	59.3	65.4
Other current assets	78.7	42.5	45.2
Current assets of discontinued operations	9.2	12.9	16.3

Total current assets	807.7	887.0	926.1

Property, plant and equipment, net	337.5	316.6	308.7
Prepublication costs	113.4	110.7	109.4
Royalty advances, net	37.2	38.0	40.0
Production costs	8.1	7.1	7.0
Goodwill	158.3	156.6	157.0
Other intangibles	20.2	15.5	18.5
Noncurrent deferred income taxes	33.7	33.6	59.4
Other assets and deferred charges	38.1	35.3	36.7

Total assets	$1,554.2	$1,600.4	$1,662.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	$49.5	$50.3	$52.2
Capital lease obligations	0.5	0.9	1.6
Accounts payable	163.0	101.0	126.1
Accrued royalties	62.2	42.3	60.6
Deferred revenue	66.2	39.8	59.0
Other accrued expenses	166.6	156.2	167.7
Current liabilities of discontinued operations	0.6	2.9	1.6

Total current liabilities	508.6	393.4	468.8

Noncurrent Liabilities:
Long-term debt	170.6	202.5	213.1
Capital lease obligations	54.7	55.0	54.7
Other noncurrent liabilities	118.8	119.1	101.2

Total noncurrent liabilities	344.1	376.6	369.0

Commitments and Contingencies:	—	—	—

Stockholders’ Equity:
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	574.1	569.2	566.3
Accumulated other comprehensive loss	(67.6)	(85.4)	(70.5)
Retained earnings	614.2	607.8	581.4
Treasury stock at cost	(419.6)	(261.6)	(252.6)

Total stockholders’ equity	701.5	830.4	825.0

Total liabilities and stockholders’ equity	$1,554.2	$1,600.4	$1,662.8

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Nine months ended February 28,

	2011	2010

Cash flows provided by (used in) operating activities:
Net income	$14.6	$26.9
Loss from discontinued operations, net of tax	(2.8)	(1.0)

Earnings from continuing operations	17.4	27.9

Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	12.6	9.4
Provision for losses on inventory	18.4	20.2
Provision for losses on royalty advances	3.3	5.1
Amortization of prepublication and production costs	35.3	36.6
Depreciation and amortization	43.4	43.7
Deferred income taxes	1.0	(3.2)
Stock-based compensation	11.1	11.1
Non-cash write off related to asset impairments	—	40.1
Unrealized loss on investment	—	1.5
Changes in assets and liabilities:
Accounts receivable	13.6	4.8
Inventories	(69.1)	(47.1)
Other current assets	(38.8)	(4.0)
Deferred promotion costs	(2.2)	(0.7)
Royalty advances	(1.8)	(3.8)
Accounts payable	57.6	(3.0)
Other accrued expenses	7.7	28.9
Accrued royalties	18.7	18.5
Deferred revenue	25.8	24.7
Pension and postretirement liability	(4.4)	(8.0)
Other, net	4.8	(2.8)

Total adjustments	137.0	172.0

Net cash provided by operating activities of continuing operations	154.4	199.9
Net cash provided by operating activities of discontinued operations	0.5	1.0

Net cash provided by operating activities	154.9	200.9

Cash flows (used in) provided by investing activities:
Prepublication and production expenditures	(38.4)	(33.1)
Additions to property, plant and equipment	(31.4)	(28.4)
Repayment of loan from investee	1.2	—
Net proceeds from sale of discontinued operations	—	0.2
Land acquisition	(24.3)	—
Acquisition-related payments (net of cash received of $2.5 and $0.0)	(9.2)	(1.0)

Net cash used in investing activities	(102.1)	(62.3)

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Nine months ended February 28,

	2011	2010

Cash flows (used in) provided by financing activities:
Repayment of term loan	(32.1)	(32.1)
Borrowings under Credit Agreement and Revolver	70.0	—
Repayment of Credit Agreement and Revolver	(70.0)	—
Repurchase of 5% notes	—	(4.1)
Borrowings under lines of credit	92.3	135.0
Repayment of lines of credit	(94.6)	(132.8)
Repayment of capital lease obligations	(1.9)	(2.6)
Reacquisition of common stock	(166.9)	(1.5)
Proceeds pursuant to stock-based compensation plans	2.6	3.8
Payment of dividends	(7.7)	(8.2)
Other	(1.2)	(0.6)

Net cash used in financing activities	(209.5)	(43.1)
Effect of exchange rate changes on cash and cash equivalents	3.3	(0.2)

Net (decrease) increase in cash and cash equivalents	(153.4)	95.3
Cash and cash equivalents at beginning of period	244.1	143.6

Cash and cash equivalents at end of period	$90.7	$238.9

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

Discontinued Operations

The Company closed or sold several operations during fiscal 2008, 2009 and 2010 and presently holds for sale one operation. All of these businesses are classified as discontinued operations in the Company’s financial statements.

The remaining assets and liabilities associated with the foregoing discontinued businesses or operations are presented in the Company’s condensed consolidated balance sheets as “Current assets of discontinued operations” and “Current liabilities of discontinued operations” as of February 28, 2011, May 31, 2010 and February 28, 2010. The aggregate results of operations of these businesses for the three and nine months ended February 28, 2011 and 2010 are included in the condensed consolidated statements of operations as “Earnings (loss) from discontinued operations, net of tax.” The aggregate cash flows of these businesses are also presented separately in the Company’s consolidated statements of cash flows for the nine months ended February 28, 2011 and 2010. All corresponding prior year periods presented in the Company’s condensed consolidated financial statements and accompanying notes have been reclassified to reflect the discontinued operations presentation.

During the first quarter of fiscal 2011, the Company determined that its distribution facility in Danbury, Connecticut (the “Danbury Facility”) was no longer “held for sale.” Accordingly, the assets, liabilities and results of operations of the Danbury Facility are included in continuing operations for all periods presented.

Seasonality

The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based book club and book fair revenues are greatest in the second and fourth quarters of the fiscal year, while revenues from the sale of instructional materials and educational technology products are highest in the first and fourth quarters. The Company typically experiences losses from operations in the first and third quarters of each fiscal year. Due to the seasonal fluctuations that occur, the February 28, 2010 condensed consolidated balance sheet is included for comparative purposes.

Use of estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Regulation S-X. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable; sales

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

returns; gross margin rates used to determine inventory values; gross profits for book fair operations during interim periods; amortization periods; stock-based compensation expense; pension and other post-retirement obligations; taxes; recoverability of inventories, deferred income taxes and tax reserves, prepublication costs and royalty advances; and the fair value of goodwill reporting units and other intangibles.

Restricted Cash

The condensed consolidated balance sheets include restricted cash of $1.1, $0.0 and $0.0 as of February 28, 2011, May 31, 2010 and February 28, 2010, respectively, which is reported in “Other current assets.” This restricted cash was acquired with the assets of Math Solutions. See Note 2, “Acquisition and Land Purchase,” for a further description of the acquisition.

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

In October 2009, the FASB issued an update to authoritative guidance related to certain revenue arrangements that include software elements. The accounting guidance update addresses the accounting revenue arrangements that contain tangible products and software and it affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. The update clarifies what guidance should be used in allocating and measuring revenue. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software recognition guidance “Software – Revenue Recognition.” The amendment requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not chosen early adoption and is evaluating the update. The Company does not expect a significant impact on its consolidated financial position, results of operations and cash flows.

In December 2010, the FASB issued an update to the authoritative guidance on the two-step testing required for impairment of goodwill and other intangible assets. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value. If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that an impairment of goodwill exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2010. Early adoption is not permitted. The Company is evaluating the impact on its consolidated financial position and results of operations.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

2. Acquisition and Land Purchase

On September 9, 2010, the Company purchased the assets of Math Solutions, an education resources and professional development company focusing on K-12 math instruction, for $8.0, net of cash acquired. The Company has integrated this business with its existing educational technology businesses. As a result of this transaction, the Company recognized $1.5 of goodwill and $5.6 of amortizable intangible assets.

Transaction costs of $0.4 were expensed in fiscal 2011 and are included in “Other (expense) income” on the Company’s condensed consolidated statements of operations. The results of operations of this acquisition subsequent to the acquisition date are included in the Educational Publishing segment.

In the second quarter of fiscal 2011, the Company purchased the land on which its corporate headquarters are located for $24.3 and also satisfied capital lease obligations on this property of $1.3.

3. Discontinued Operations

The Company monitors the expected cash proceeds to be realized from the disposition of discontinued operations’ assets, and adjusts asset values accordingly.

The Company continuously evaluates its portfolio of businesses for both impairment and economic viability. The Company did not cease any additional operations or classify any additional operations as “held for sale” during the nine-month period ended February 28, 2011. During the first quarter of fiscal 2011, the Company determined that the Danbury Facility was no longer “held for sale.” Accordingly, the assets, liabilities and results of operations of the Danbury Facility are included in continuing operations for all periods presented.

During the second quarter of fiscal 2011, the Company began the process of settling the pension plan of Grolier Limited, a Canadian entity in the continuities business. Losses related to the recognition of prior service costs associated with the portion of the settlement completed in the current fiscal year are reflected in the table below. See Note 10, “Employee Benefit Plans,” for further details pertaining to the settlement.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three months ended February 28,		Nine months ended February 28,

	2011	2010	2011	2010

Revenues	$—	$—	$—	$2.4

Loss on sale	—	—	—	(1.1)
Earnings (loss) before income taxes	0.2	(1.5)	(3.3)	0.4
Income tax benefit (expense)	—	0.2	0.5	(0.3)

Earnings (loss) from discontinued operations, net of tax	$0.2	$(1.3)	$(2.8)	$(1.0)

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table sets forth the assets and liabilities of the discontinued operations included in the condensed consolidated balance sheets of the Company as of the dates indicated:

	February 28, 2011	May 31, 2010	February 28, 2010

Accounts receivable, net	$—	$3.7	$7.0
Other assets	9.2	9.2	9.3

Current assets of discontinued operations	$9.2	$12.9	$16.3

Accounts payable	$—	$—	$0.2
Accrued expenses and other liabilities	0.6	2.9	1.4

Current liabilities of discontinued operations	$0.6	$2.9	$1.6

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

• Educational Publishing includes the production and/or publication and distribution to schools and libraries of educational technology products and services, curriculum materials, children’s books, classroom magazines and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States. This segment is comprised of three operating segments.

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

	Children’s Book Publishing and Distribution	Educational Publishing(1)	Media, Licensing and Advertising	Overhead(2)	Total Domestic	International	Total

Three months ended February 28, 2011

Revenues	$193.0	$81.3	$24.3	$—	$298.6	$95.1	$393.7
Bad debt expense	4.7	1.0	0.1	—	5.8	0.9	6.7
Depreciation and amortization(3)	4.1	0.6	—	8.3	13.0	1.5	14.5
Amortization(4)	3.2	5.2	1.8	—	10.2	0.6	10.8
Royalty advances expensed	5.0	0.2	0.1	—	5.3	0.9	6.2
Segment operating loss	(9.2)	(2.7)	(5.7)	(12.9)	(30.5)	(1.4)	(31.9)
Expenditures for long-lived assets including royalty advances	8.6	9.2	1.6	5.7	25.1	1.6	26.7

Three months ended February 28, 2010

Revenues	$192.1	$88.0	$30.0	$—	$310.1	$88.7	$398.8
Bad debt expense	2.0	0.2	0.1	—	2.3	0.6	2.9
Depreciation and amortization(3)	3.4	0.7	0.1	8.5	12.7	1.5	14.2
Amortization(4)	3.2	6.0	2.2	—	11.4	0.9	12.3
Royalty advances expensed	4.9	0.2	0.2	—	5.3	1.3	6.6
Segment operating income (loss)	6.9	8.3	(1.5)	(14.0)	(0.3)	(0.2)	(0.5)
Expenditures for long-lived assets including royalty advances	8.0	7.8	1.5	8.0	25.3	3.6	28.9

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution	Educational Publishing(1)	Media, Licensing and Advertising	Overhead(2)	Total Domestic	International	Total

Nine months ended February 28, 2011

Revenues	$653.2	$301.5	$82.7	$—	$1,037.4	$322.9	$1,360.3
Bad debt expense	9.0	1.0	0.2	—	10.2	2.4	12.6
Depreciation and amortization(3)	11.6	2.0	0.5	25.2	39.3	4.1	43.4
Amortization(4)	9.5	18.7	5.1	—	33.3	2.0	35.3
Asset impairments	—	—	—	—	—	—	—
Royalty advances expensed	13.3	0.6	0.3	—	14.2	2.3	16.5
Segment operating income (loss)	36.5	36.8	(3.9)	(41.1)	28.3	21.7	50.0
Segment assets at February 28, 2011	483.6	297.8	42.0	433.5	1,256.9	288.1	1,545.0
Goodwill at February 28, 2011	54.3	89.9	5.4	—	149.6	8.7	158.3
Expenditures for long-lived assets including royalty advances	29.5	31.7	5.8	42.6	109.6	8.7	118.3
Long-lived assets at February 28, 2011	177.9	178.9	19.5	247.2	623.5	74.4	697.9

Nine months ended February 28, 2010

Revenues	$637.1	$359.3	$82.9	$—	$1,079.3	$295.2	$1,374.5
Bad debt expense	4.4	1.4	0.1	—	5.9	3.5	9.4
Depreciation and amortization(3)	10.3	2.3	0.5	26.1	39.2	4.5	43.7
Amortization(4)	8.7	19.4	6.4	—	34.5	2.1	36.6
Asset impairments	—	36.3	—	—	36.3	3.8	40.1
Royalty advances expensed	14.5	0.4	0.6	—	15.5	3.1	18.6
Segment operating income (loss)	67.2	45.5	(2.6)	(53.0)	57.1	12.7	69.8
Segment assets at February 28, 2010	478.3	285.6	51.6	577.9	1,393.4	253.1	1,646.5
Goodwill at February 28, 2010	54.3	88.4	5.9	—	148.6	8.4	157.0
Expenditures for long-lived assets including royalty advances	31.7	20.4	4.6	15.1	71.8	8.0	79.8
Long-lived assets at February 28, 2010	177.9	166.0	23.9	225.0	592.8	69.4	662.2

(1)	Includes assets and results of operations acquired in a business combination as of September 9, 2010.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

5. Debt

The following table summarizes debt as of the dates indicated:

	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

	February 28, 2011		May 31, 2010		February 28, 2010

Lines of Credit (weighted average interest rates of 4.0%, 3.9% and 3.9%, respectively)	$6.7	$6.7	$7.5	$7.5	$9.4	$9.4
Loan Agreement:
Revolving Loan	—	—	—	—	—	—
Term Loan (interest rates of 1.1%, 1.1% and 1.0%, respectively)	60.9	60.9	93.0	93.0	103.7	103.7
5% Notes due 2013, net of discount	152.5	155.3	152.3	151.3	152.2	146.9

Total debt	$220.1	$222.9	$252.8	$251.8	$265.3	$260.0

Less lines of credit, short-term debt and current portion of long-term debt	(49.5)	(49.5)	(50.3)	(50.3)	(52.2)	(52.2)

Total long-term debt	$170.6	$173.4	$202.5	$201.5	$213.1	$207.8

Short-term debt’s carrying value approximates fair value. Fair value of the Loan Agreement approximates its carrying value due to its variable interest rate and stable credit rating. Fair values of the 5% Notes were estimated based on market quotes, where available, or dealer quotes.

The following table sets forth the maturities of the Company’s debt obligations as of February 28, 2011, for the remainder of fiscal 2011 and thereafter:

Three-month period ending May 31:
2011	$17.4
Fiscal years ending May 31:
2012	42.8
2013	159.9
2014	—
2015	—
Thereafter	—

Total debt	$220.1

Lines of Credit

As of February 28, 2011, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $20.0. There were no outstanding borrowings under these credit lines at February 28, 2011, May 31, 2010 and February 28, 2010. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of February 28, 2011, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $30.1, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. Borrowings and weighted average interest rates for these lines of credit are presented in the table above.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

Loan Agreement

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) entered into a $525.0 credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 revolving credit component (the “Revolving Loan”) and a $200.0 amortizing term loan component (the “Term Loan”). The Loan Agreement is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2012. The $325.0 Revolving Loan component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7, with the first payment having been due on December 31, 2007, and a final payment of $7.4 due on June 1, 2012.

On August 16, 2010, the Borrowers entered into an amendment to the Loan Agreement, which added certain provisions related to covenants and interest.

Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement, as amended, is based on:(1) a rate equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.500% or (iii) the Eurodollar Rate for a one month interest period plus 1%; or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based upon the Company’s prevailing consolidated debt to total capital ratio. As of February 28, 2011, there were no borrowings outstanding under the Revolving Loan.

As of February 28, 2011, the applicable margin on the Term Loan was 0.750% and the applicable margin on the Revolving Loan was 0.600%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at February 28, 2011, was 0.150%. As of February 28, 2011, $60.9 was outstanding under the Term Loan at an interest rate of 1.06%.

As of February 28, 2011, standby letters of credit outstanding under the Loan Agreement totaled $1.4. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at February 28, 2011, the Company was in compliance with these covenants.

5% Notes due 2013

In April 2003, Scholastic Corporation issued $175.0 of 5% Notes (the “5% Notes”). The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year through maturity. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of: (i) 100% of the principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption.

The Company repurchased $5.0 of the 5% Notes on the open market in fiscal 2010. The Company did not make any additional purchases during the nine-month period ended February 28, 2011.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

6. Comprehensive (Loss) Income

The following table sets forth comprehensive (loss) income for the periods indicated:

	Three months ended February 28,		Nine months ended February 28,

	2011	2010	2011	2010

Net (loss) earnings	$(25.1)	$(5.6)	$14.6	$26.9

Other comprehensive income (loss), net:
Foreign currency translation adjustment	4.3	(1.1)	12.5	4.3
Pension and post-retirement adjustments	0.7	1.0	5.3	2.3

Total other comprehensive income (loss), net:	5.0	(0.1)	17.8	6.6

Total comprehensive (loss) income	$(20.1)	$(5.7)	$32.4	$33.5

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the three and nine month periods ended February 28, 2011 and 2010, respectively:

	Three months ended February 28,		Nine months ended February 28,

	2011	2010	2011	2010

(Loss) earnings from continuing operations	$(25.3)	$(4.3)	$17.4	$27.9
Earnings (loss) from discontinued operations, net of tax	0.2	(1.3)	(2.8)	(1.0)
Net (loss) earnings	(25.1)	(5.6)	14.6	26.9
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings per share (in millions)	30.9	36.6	33.8	36.5

Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	*	*	0.5	0.3

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings per share (in millions)	30.9	36.6	34.3	36.8

(Loss) earnings per share of Class A Stock and Common Stock:
Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.81)	$(0.12)	$0.51	$0.76
Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.03)	$(0.08)	$(0.02)
Net (loss) earnings	$(0.81)	$(0.15)	$0.43	$0.74

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.81)	$(0.12)	$0.50	$0.75
Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.03)	$(0.08)	$(0.02)
Net (loss) earnings	$(0.81)	$(0.15)	$0.42	$0.73

* In the three months ended February 28, 2011 and 2010, the Company experienced a loss from continuing operations and therefore did not reflect any dilutive share impact.

Earnings from continuing operations exclude earnings of less than $0.1 for the nine months ended February 28, 2011, in respect of earnings attributable to participating RSUs.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

Potentially dilutive options outstanding pursuant to compensation plans that were not included in the diluted earnings per share calculation because they were anti-dilutive were 5.4 million and 5.6 million for the three-month periods ended February 28, 2011 and 2010, respectively, and 4.4 million and 5.3 million for the nine-month periods ended February 28, 2011 and 2010, respectively.

Had the Company reported net income for the three-month period ended February 28, 2011 and 2010, the dilutive effect for the periods ended February 28, 2011 and 2010 would have been 0.7 million and 0.5 million, respectively.

During the nine months ended February 28, 2011, the Company repurchased 388,426 common shares on the open market for approximately $9.7 pursuant to a share buy-back program authorized by the Board of Directors.

In addition, on November 3, 2010, the Company completed a modified Dutch auction tender offer. The Company accepted for purchase 5,199,699 of its common shares at a price of $30.00 per share for a total cost of $156.0, excluding related fees and expenses. The common shares purchased pursuant to the tender offer represented approximately 15.1% of the common shares outstanding as of October 27, 2010. The Company funded the purchase of the shares in the tender offer using cash on hand and short term borrowings under its existing credit facility, which borrowings were repaid prior to November 30, 2010.

As of February 28, 2011, $44.5 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors. See Note 13, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

8. Goodwill and Other Intangibles

Goodwill and other intangible assets with indefinite lives are reviewed annually for impairment or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the periods indicated:

	Nine months ended February 28, 2011	Twelve months ended May 31, 2010	Nine months ended February 28, 2010

Gross beginning balance	$174.0	$174.0	$174.0
Accumulated impairment beginning balance	(17.4)	(17.0)	(17.0)

Beginning balance	$156.6	$157.0	$157.0
Additions due to acquisition	1.7	—	—
Impairment charge	—	(0.4)	—

Ending balance	$158.3	$156.6	$157.0

On September 9, 2010, the Company purchased the assets of Math Solutions, an education resources and professional development company focusing on K-12 math instruction, for $8.0, net of cash acquired. The Company has integrated this business with its existing educational technology businesses. The Company utilized Level 3 fair value measurement inputs, using its own assumptions including internally developed discounted cash flow forecasts, to determine the fair value of the assets acquired and the amount of goodwill to be allocated to the Math Solutions business. As a result, the Company recognized $1.5 of goodwill and $5.6 of amortizable intangible assets. In the second quarter of fiscal 2011, the Company also recognized $0.2 of goodwill associated with a previously acquired international entity.

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

As of February 28, 2011, goodwill of $76.8 resides in reporting units within the Educational Publishing segment, with fair values that modestly exceed the reporting units’ carrying values. A decline in the business environment could result in a goodwill impairment.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes the activity in Total other intangibles subject to amortization for the periods indicated:

Customer Lists	Nine months ended February 28, 2011	Twelve months ended May 31, 2010	Nine months ended February 28, 2010

Beginning balance	$0.8	$0.1	$0.1
Additions	—	5.1	5.1
Impairment charge	—	(3.8)	(3.8)
Other adjustments	—	(0.3)	(0.3)
Amortization expense	(0.2)	(0.2)	—
Foreign currency translation	0.1	(0.1)	—

Customer lists, net of accumulated amortization of $1.1, $0.9 and $0.7, respectively	$0.7	$0.8	$1.1

Other Intangibles

Beginning balance	$2.2	$2.8	$2.8
Additions due to acquisition	5.6	—	—
Reclassified from indefinite-lived intangible assets	10.7	—	—
Amortization expense	(0.8)	(0.6)	(0.5)

Other intangibles, net of accumulated amortization of $3.8, $3.0 and $2.9, respectively	$17.7	$2.2	$2.3

Total other intangibles subject to amortization	$18.4	$3.0	$3.4

Amortization expense for Total other intangibles was $1.0 for the nine months ended February 28, 2011, $0.8 for the twelve months ended May 31, 2010 and $0.5 for the nine months ended February 28, 2010.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

In the current fiscal year, the Company recognized $5.6 of amortizable intangible assets as a result of the Math Solutions acquisition. The Company utilized Level 3 fair value measurement inputs, using its own assumptions including internally developed discounted cash flow forecasts and market comparisons, to determine the fair value of the intangible assets acquired.

In the current fiscal year, the Company determined that certain intangible assets associated with publishing and trademark rights, which were previously accounted for as indefinite-lived assets, were no longer indefinite-lived. Accordingly, the Company assessed these assets for impairment as of September 1, 2010, and subsequently commenced amortization of the assets. The Company determined that the fair value of the assets exceeded their carrying value as of September 1, 2010, and therefore no impairment was recognized. The Company employed Level 3 fair value measurement techniques to determine the fair value of these assets as of September 1, 2010, including the relief from royalty method.

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	February 28, 2011	May 31, 2010	February 28, 2010

Net carrying value by major class:
Trademarks and Other	1.8	12.5	15.1

Total	$1.8	$12.5	$15.1

The Company implemented certain strategic initiatives during fiscal 2010 to centralize publishing efforts within the Children’s Book Publishing and Distribution segment. These initiatives included the elimination of the front list for certain library-specific titles. The Company will continue to serve the library market through other channels, notably the trade channel within the Children’s Book Publishing and Distribution segment and various on-line and digital initiatives. As a result of these initiatives, and in tandem with reduced expectations in certain Educational Publishing print businesses, the Company determined that intangible assets of $28.7 and prepublication costs of $7.6 associated with such businesses, totaling $36.3, were impaired. The Company employed qualitative and internally developed quantitative methods, including discounted cash flow models, to determine the fair value of the asset to a market participant. Significant inputs, including a best use analysis of the existing market for the asset, and an analysis of the uses for the asset other than its current usage resulted in a determination that the market for the asset had declined significantly.

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

9. Investments

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $23.2, $20.6 and $21.6 at February 28, 2011, May 31, 2010 and February 28, 2010, respectively.

The Company owns a non-controlling interest in a book distribution business located in the United Kingdom. The carrying value of this cost-method investment was $9.1 as of February 28, 2011.

The Company’s investment in Usborne Publishing Ltd. (“Usborne”), which consists of a 26.2% non controlling interest in a children’s book publishing business located in the United Kingdom, is accounted for using the equity method of accounting. The net value of this investment at February 28, 2011 was $13.4.

The Company maintains a 12.25% equity interest in an entity that produces and distributes educational children’s television programming which is accounted for using the equity method of accounting. The net value of this investment at February 28, 2011 was $0.6. The Company does not have a contractual commitment to fund this entity prospectively, and has not guaranteed any liabilities of the entity.

Income from equity joint ventures totaled $1.2 for the nine months ended February 28, 2011 and $0.6 for the nine months ended February 28, 2010.

In the third quarter of fiscal 2010, the Company determined that a cost-method investment in a U.S. based internet company was other than temporarily impaired. Accordingly, the Company recognized a loss of $1.5.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes the Company’s investments as of the dates indicated:

	February 28, 2011	May 31, 2010	February 28, 2010

Cost method investments:
The Book People Ltd.	$9.1	$9.1	$9.1

Total cost method investments	$9.1	$9.1	$9.1

Equity method investments:
Usborne	$13.4	$10.8	$11.9
Childrens television programming holdings	0.6	0.7	0.6
Other	0.1	—	—

Total equity method investments	$14.1	$11.5	$12.5

Total	$23.2	$20.6	$21.6

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

	Pension Plans Three months ended February 28,		Post-Retirement Benefits Three months ended February 28,

	2011	2010	2011	2010

Components of net periodic benefit costs:
Service cost	$0.1	$—	$—	$—
Interest cost	2.2	2.4	0.5	0.4
Expected return on assets	(2.3)	(2.0)	—	—
Net amortization of prior service credit	—	—	(0.2)	(0.2)
Amortization of loss	0.3	0.1	0.7	0.2
Settlement of Canadian plan	0.2	—	—	—

Net periodic benefit costs	$0.5	$0.5	$1.0	$0.4

	Pension Plans Nine months ended February 28,		Post-Retirement Benefits Nine months ended February 28,

	2011	2010	2011	2010

Components of net periodic benefit costs:
Service cost	$0.2	$0.1	$—	$—
Interest cost	6.6	7.3	1.4	1.1
Expected return on assets	(7.0)	(6.1)	—	—
Net amortization of prior service credit	—	—	(0.5)	(0.5)
Amortization of loss	1.4	1.5	1.9	0.5
Settlement of Canadian plan	3.6	—	—	—

Net periodic benefit costs	$4.8	$2.8	$2.8	$1.1

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

In the second quarter of fiscal 2011, the Company settled the majority of its outstanding liabilities of the Canadian Pension Plan by purchasing annuities to service these liabilities prospectively. Accordingly, net liabilities of $1.3 were settled with $1.2 of contributions above plan assets and the Company recognized pension expense of $3.4. The third quarter of fiscal 2011 includes pension expense of $0.2 recognized related to the partial settlement of this pension plan.

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the nine months ended February 28, 2011, the Company contributed $2.3 to the U.S. Pension Plan, $0.4 to the UK Pension Plan and $1.4 to the Canadian Pension Plan.

The Company expects, based on actuarial calculations, to contribute cash of approximately $5.8 to the Pension Plans for the fiscal year ending May 31, 2011.

11. Stock-Based Compensation

The following table summarizes stock-based compensation included in Selling, general and administrative expenses for the periods indicated:

	Three months ended February 28,		Nine months ended February 28,

	2011	2010	2011	2010

Stock option expense	$1.7	$1.7	$7.1	$6.8
Restricted stock unit expense	0.9	0.9	3.2	3.7
Management stock purchase plan expense	0.0	0.0	0.6	0.4
Employee stock purchase plan expense	0.1	0.1	0.2	0.2

Total stock-based compensation expense	$2.7	$2.7	$11.1	$11.1

During each of the three and nine month periods ended February 28, 2011 and 2010, shares of Common Stock issued by the Corporation pursuant to its stock-based compensation plans were not material.

12. Severance

The table below provides information regarding the Company’s severance cost associated with certain cost reduction measures. Accrued severance of $1.5, $3.4 and $1.9 as of February 28, 2011, May 31, 2010 and February 28, 2010, respectively, is included in “Other accrued expenses” on the Company’s condensed consolidated balance sheets.

	Nine months ended February 28, 2011	Twelve months ended May 31, 2010	Nine months ended February 28, 2010

Beginning balance	$3.4	$3.4	$3.4
Accruals	4.3	9.2	7.3
Payments	(6.2)	(9.2)	(8.8)

Ending balance	$1.5	$3.4	$1.9

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

13. Treasury Stock

On December 16, 2009, the Company announced that its Board of Directors had authorized a program to purchase up to $20.0 of its Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. During the nine months ended February 28, 2011, the Company repurchased 388,426 shares on the open market for approximately $9.7 at an average cost of $24.98 per share pursuant to this program.

In addition, pursuant to a subsequent Board of Directors authorization, on November 3, 2010 the Company completed a modified Dutch auction tender offer. The Company accepted for purchase 5,199,699 of its common shares at a price of $30.00 per share for a total cost of $156.0, excluding related fees and expenses. The common shares purchased pursuant to the tender offer represented approximately 15.1% of the common shares outstanding as of October 27, 2010. The Company funded the purchase of the shares in the tender offer using cash on hand and short term borrowings under its existing credit facility, which borrowings were repaid prior to November 30, 2010. Fees for the modified Dutch auction tender offer were $1.2.

As of February 28, 2011, $44.5 remains available for future purchases under the current Board of Directors authorizations, which purchases may be made from time to time as conditions allow, on the open market or in negotiated private transactions. The repurchase program may be suspended at any time without prior notice.

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

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents and debt, as well as foreign currency forward contracts, which were not material as of the reporting date. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The Company employs Level 2 fair value measurements for the disclosure of the fair value of its 5% Notes and its various lines of credit. See Note 5, “Debt,” for a more complete description of fair value measurements employed. The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure. See Note 16, “Derivatives and Hedging,” for a more complete description of fair value measurements employed.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets and liabilities. In fiscal 2010, the Company recognized impairments of indefinite-lived and long-lived assets and investments totaling $44.6. In fiscal 2011, the Company acquired certain assets in a business combination for $8.0, net of cash acquired. The Company utilized Level 3 fair value measurement inputs, using its own assumptions, including internally developed discounted cash flow forecasts, to determine the fair value of the assets acquired. See Note 8, “Goodwill and Other Intangibles,” for a discussion of the fair value measures employed in these asset impairment and acquisition analyses.

15. Income Taxes

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

The Company’s annual effective tax rate for the fiscal year ending May 31, 2011 is currently expected to be approximately 48%. The Company’s expected full year effective tax rate exceeds statutory rates primarily as a result of net operating losses in foreign jurisdictions, mainly in the United Kingdom, where the Company does not expect to realize future tax benefits. As a result, valuation allowances are provided for the net operating loss carry forwards in these jurisdictions.

The Company recognizes tax benefits of uncertain tax positions in accordance with the current accounting guidance pertaining to uncertainty in income taxes. The Company does not currently anticipate a material change to its unrecognized tax benefits within twelve months of February 28, 2011, notwithstanding changes expected to result from the settlement of the IRS examination for fiscal years ended May 31, 2003 through 2006. However, actual developments can change these expectations, including the final terms of settlement of such audit.

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

16. Derivatives and Hedging

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings, and it recognizes the unrealized gain or loss in other current assets or liabilities. Unrealized losses of $1.0 were recognized at February 28, 2011 and unrealized gains of $0.6 were recognized at February 28, 2010, respectively.

17. Subsequent Event

On March 23, 2011, the Company announced that the Board of Directors declared a cash dividend of $0.10 per Class A and Common share. The dividend is payable on June 15, 2011 to shareholders of record as of April 29, 2011.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenues for the quarter ended February 28, 2011 were $393.7 million, a decrease of $5.1 million, compared to revenues of $398.8 million in the prior fiscal year quarter, driven by lower revenues in the Educational Publishing and Media, Licensing and Advertising segments, partially offset by higher revenues in the International and Children’s Book Publishing and Distribution segments. The Company experienced lower revenues in Educational Publishing in the current quarter, as state and local budget issues caused school districts to reduce spending, including of federal stimulus funds, from which the Company had benefitted in the prior fiscal year period. Revenues were also down in the book club channel, where, while order volumes increased, teachers made greater use of discounts and promotions online. Partially offsetting these was an increase in the trade channel revenues driven by strong sales of Harry Potter and the Hunger Games series as well as lower returns, in the current fiscal year quarter.

Net loss for the quarter ended February 28, 2011 was $25.1 million, compared to a net loss of $5.6 million in the prior fiscal year quarter. Consolidated loss per share was $0.81 versus a $0.15 loss per share in the prior fiscal year quarter. The greater loss in the current period primarily reflected lower sales of higher margin education technology compared to the prior fiscal year quarter and increased investment in digital initiatives relating to the Company’s children’s books ecommerce and ebook initiatives. Additionally, the Company recorded $3.5 million in bad debt expense related to the Border’s February bankruptcy filing. The third quarter is the Company’s second smallest revenue quarter, when it usually generates a net loss.

Revenues for the nine months ended February 28, 2011 decreased by $14.2 million, to $1,360.3 million, compared to $1,374.5 million in the prior fiscal year period, primarily due to lower revenues in the Educational Publishing segment. Net income for the nine months ended February 28, 2011 was $14.6 million, or $0.42 per diluted share, compared to $26.9 million, or $0.73 per diluted share, in the prior fiscal year period. The lower net income in the current fiscal year is due primarily to lower revenues in the Educational Publishing segment and the increased spending on digital initiatives, as well as increased promotional expense in the book club channel.

The Company had total debt of $220.1 million at February 28, 2011, down from $265.3 million a year ago, and continued to maintain a strong balance sheet and free cash flow, while returning shareholder value through a modified Dutch auction tender offer completed in the second quarter of fiscal 2011.

Based on the Company’s year-to-date results and its expectation of continued pressure on school funding and accelerated spending on digital initiatives during the balance of fiscal 2011, Scholastic now expects fiscal 2011 revenues of approximately $1.9 billion and earnings per diluted share from continuing operations in the range of $1.25 to $1.40, before the impact of one-time items.

Results of Continuing Operations and Discontinued Operations

Revenues for the quarter ended February 28, 2011 decreased by $5.1 million, or 1.3%, to $393.7 million, compared to $398.8 million in the prior fiscal year quarter, driven by lower revenues in the Educational Publishing segment of $6.7 million and in the Media, Licensing and Advertising segment of $5.7 million, partially offset by higher revenues in the International segment of $6.4 million and in the Children’s Book Publishing and Distribution segment of $0.9 million. Revenues for the nine months ended February 28, 2011 decreased by $14.2 million to $1,360.3 million, compared to $1,374.5 million in the prior year fiscal period, primarily due to lower revenues of $57.8 million in the Educational Publishing segment, partially offset by higher revenues in the Children’s Book Publishing and Distribution segment of $16.1 million and the International segment of $27.7 million.

SCHOLASTIC CORPORATION
Item 2. MD&A

Cost of goods sold as a percentage of revenue for the quarter ended February 28, 2011 increased to 50.9%, compared to 48.9% in the prior fiscal year quarter. Cost of goods sold as a percentage of revenue for the nine months ended February 28, 2011 increased to 47.3%, compared to 45.6% in the prior fiscal year period. The increase in both periods is primarily related to higher product, fulfillment and postage costs attributable to increased promotional activities in the Company’s Children’s Book Publishing and Distribution segment. The components of Cost of goods sold for the three and nine months ended February 28, 2011 and 2010 are as follows:

	Three months ended February 28,		Nine months ended February 28,

	2011	2010	2011	2010

Product, service and production costs	$107.6	$108.6	$365.0	$364.3
Royalty costs	21.7	19.1	68.4	69.7
Prepublication and production amortization	10.8	12.3	35.3	36.6
Postage, freight, shipping, fulfillment and all other costs	60.1	55.2	175.4	156.5

Total	$200.2	$195.2	$644.1	$627.1

Selling, general and administrative expenses increased to $203.0 million in the quarter, or 51.6% of revenue, compared to $185.1 million, or 46.4% of revenue, in the prior fiscal year quarter. Selling, general and administrative expenses for the nine months ended February 28, 2011 were $605.9 million, or 44.5% of revenue, compared to $577.1 million, or 42.0% of revenue, in the prior fiscal year period. The increases over the prior periods are primarily due to increased technology spending on digital growth initiatives, as well as higher promotional expense in the Children’s Book Publishing and Distribution segment.

Bad debt expense increased by $3.8 million, to $6.7 million, for the quarter ended February 28, 2011, compared to $2.9 million in the prior fiscal year quarter, and by $3.2 million, to $12.6 million, for the nine months ended February 28, 2011, compared to $9.4 million in the prior fiscal year period, in each case primarily related to higher bad debt expense in the Children’s Book Publishing and Distribution segment related to the Borders’ February bankruptcy filing in the current fiscal year quarter. Total bad debt expense associated with this customer was $3.5 million in both the current fiscal year quarter and fiscal year period.

The prior year nine month period reflects a non-cash charge of $40.1 million, of which $36.3 million was in the Educational Publishing segment for impairment of intangible assets and prepublication costs associated with print publishing for libraries and $3.8 million was for a non-cash impairment charge in the International segment related to a customer list acquired in connection with the dissolution of a joint venture.

Severance expense decreased slightly to $1.2 million for the quarter ended February 28, 2011, compared to $1.9 million in the prior fiscal year quarter. For the nine months ended February 28, 2011, severance expense decreased by $3.0 million, to $4.3 million, compared to $7.3 million in the prior fiscal year period when the Company was implementing a cost reduction program.

The resulting operating loss for the quarter ended February 28, 2011 was $31.9 million, compared to an operating loss of $0.5 million in the prior fiscal year quarter. For the nine months ended February 28, 2011, the resulting operating income was $50.0 million, compared to operating income of $69.8 million in the prior fiscal year period.

Net interest expense decreased by $0.1 million, to $3.9 million, in the quarter ended February 28, 2011, compared to $4.0 million in the prior fiscal year quarter. For the nine months ended February 28, 2011, net interest expense decreased by $0.5 million, to $11.7 million, compared to $12.2 million in the prior fiscal year period. Both decreases were due to lower average borrowings.

The Company’s effective tax rates were 29.3% and 28.3% for the fiscal quarters ended February 28, 2011 and 2010, respectively. Significant factors that impact the effective tax rate include changes in the Company’s assessment of certain tax contingencies and the mix of earnings among the Company’s U.S. and international operations.

SCHOLASTIC CORPORATION
Item 2. MD&A

Loss from continuing operations was $25.3 million, or $0.81 per share, for the quarter ended February 28, 2011, compared to a loss of $4.3 million, or $0.12 per share, for the prior fiscal year quarter. For the nine months ended February 28, 2011, earnings from continuing operations were $17.4 million, or $0.50 per diluted share, compared to $27.9 million, or $0.75 per diluted share, in the prior fiscal year period.

Earnings from discontinued operations, net of tax, was $0.2 million, or less than $0.01 per diluted share, for the quarter ended February 28, 2011, compared to a loss of $1.3 million, or $0.03 per share, for the prior fiscal year quarter. Loss from discontinued operations for the nine months ended February 28, 2011 was $2.8 million, or $0.08 per share, compared to a loss from discontinued operations of $1.0 million, or $0.02 per share, for the prior fiscal year period. The results of discontinued operations for the nine months ended February 28, 2011 includes a charge associated with the partial settlement of the pension plan of Grolier Limited, a Canadian entity in the continuities business, of $3.6 million.

Net loss was $25.1 million, or $0.81 per share, for the quarter ended February 28, 2011, compared to a net loss of $5.6 million, or $0.15 per share, in the prior fiscal year quarter. Net earnings were $14.6 million, or $0.42 per diluted share, for the nine months ended February 28, 2011, compared to net earnings of $26.9 million, or $0.73 per diluted share, in the prior fiscal year period.

Results of Continuing Operations

Children’s Book Publishing and Distribution

($ amounts in millions)	Three months ended February 28,		Nine months ended February 28,

	2011	2010	2011	2010

Revenues	$193.0	$192.1	$653.2	$637.1

Operating (loss) income	(9.2)	6.9	36.5	67.2

Operating margin	*	3.6%	5.6%	10.5%

          * Not meaningful

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended February 28, 2011 increased by $0.9 million, or 0.5%, to $193.0 million, compared to $192.1 million in the prior fiscal year quarter. The increase is principally related to increased revenues in the Company’s trade channel, driven primarily by higher sales of core titles, including the Harry Potter titles, The Hunger Games series and higher sales of e-books, as well as decreased returns. This was partially offset by lower revenues in the book club channel due to lower revenue per order, partially mitigated by a higher number of orders in the quarter. Revenues from School Book Fairs declined slightly, as adverse winter weather resulted in fair cancellations, most of which have been rescheduled for the spring. Revenues for the nine months ended February 28, 2011 increased by $16.1 million, or 2.5%, to $653.2 million, compared to $637.1 million in the prior fiscal year period. This increase is related to higher revenues in the Company’s trade channel, due to strong core sales, driven by Suzanne Collins’ The Hunger Games series, and decreased returns.

Segment operating income for the quarter ended February 28, 2011 decreased by $16.1 million to a loss of $9.2 million, compared to operating income of $6.9 million in the prior fiscal year quarter, primarily related to increased promotional expense in the Company’s book club channel and increased expenditures related to the Company’s digital initiatives as well as higher bad debt expense of $3.5 million related to the Borders’ bankruptcy filing. Segment operating income for the nine months ended February 28, 2011 decreased by $30.7 million to $36.5 million, compared to $67.2 million in the prior fiscal year period, principally due to increased expenditures related to the Company’s children’s books digital, e-commerce and e-book initiatives. In addition, the Company had higher promotional expense in the book club channel and the bad debt expense related to Borders.

SCHOLASTIC CORPORATION
Item 2. MD&A

Educational Publishing

($ amounts in millions)	Three months ended February 28,		Nine months ended February 28,

	2011	2010	2011	2010

Revenues	$81.3	$88.0	$301.5	$359.3

Operating (loss) income	(2.7)	8.3	36.8	45.5

Operating margin	*	9.4%	12.2%	12.7%

          * Not meaningful

Revenues in the Educational Publishing segment for the quarter ended February 28, 2011 decreased by $6.7 million, or 7.6%, to $81.3 million, compared to $88.0 million in the prior fiscal year quarter. This decrease was principally driven by lower sales of educational technology compared to the prior fiscal year period as well as lower revenues in the Company’s classroom and library businesses in the current period, as the Company experienced a significant change in the school funding environment in fiscal 2011 compared to fiscal 2010. The decrease was partially offset by incremental revenues of $1.9 million from the recently acquired Math Solutions business in the current fiscal quarter. Revenues for the nine months ended February 28, 2011 decreased by $57.8 million, or 16.1%, to $301.5 million, compared to $359.3 million in the prior fiscal year period, primarily due to the strong level of educational technology sales in the prior year period, as well as lower school classroom and library revenues in the current period, partially offset by incremental revenues of $4.1 million from the Math Solutions business.

Segment operating income for the quarter ended February 28, 2011 decreased by $11.0 million, to a loss of $2.7 million, compared to operating income of $8.3 million in the prior fiscal year quarter, primarily driven by the lower revenues in the Company’s educational technology business. Segment operating income for the nine months ended February 28, 2011 decreased by $8.7 million, to $36.8 million, from $45.5 million in the prior fiscal year period, primarily due to lower revenues in the Company’s technology business, as discussed above, partially offset by the prior year’s impairment charge of $36.3 million recognized by the Company in connection with its decision to consolidate supplemental non-fiction and library publishing activities.

International

($ amounts in millions)	Three months ended February 28,		Nine months ended February 28,

	2011	2010	2011	2010

Revenues	$95.1	$88.7	$322.9	$295.2

Operating (loss) income	(1.4)	(0.2)	21.7	12.7

Operating margin	*	*	6.7%	4.3%

          * Not meaningful

Revenues in the International segment for the quarter ended February 28, 2011 increased by $6.4 million, or 7.2%, to $95.1 million, compared to $88.7 million in the prior fiscal year quarter, primarily due to the favorable impact of foreign currency exchange rates of $5.2 million and an increase in revenue of $3.2 million in the Company’s Canadian and Australian operations. Revenues for the nine months ended February 28, 2011 increased by $27.7 million, or 9.4%, to $322.9 million, compared to $295.2 million during the prior fiscal year period, primarily due to the favorable impact of foreign currency exchange rates of $14.2 million, as well as higher revenues of $13.6 million in the Company’s Australian and Canadian operations.

SCHOLASTIC CORPORATION
Item 2. MD&A

Segment operating loss for the quarter ended February 28, 2011 increased by $1.2 million to a loss of $1.4 million, compared to a loss of $0.2 million in the prior fiscal year quarter, primarily due to lower foreign rights revenues and higher general expenses partially offset by stronger Australian operations results. The current year quarter includes restructuring costs of $1.8 million related to the consolidation of distribution facilities in the UK, compared to the prior fiscal year quarter UK restructuring costs of $2.4 million. Segment operating income for the nine months ended February 28, 2011 increased by $9.0 million, to $21.7 million, compared to $12.7 million in the prior fiscal year period, primarily due to the increased revenues in the Company’s Canadian and Australian operations, which have experienced strong results in their trade distribution channels. The nine months ended February 28, 2011 include restructuring costs of $3.0 million in the UK. In the prior fiscal year period, the Company recognized an impairment charge of $3.8 million related to customer lists acquired in connection with the dissolution of a joint venture in the UK, as well as restructuring costs of $3.9 million related to the consolidation of UK distribution facilities.

Media, Licensing and Advertising

($ amounts in millions)	Three months ended February 28,		Nine months ended February 28,

	2011	2010	2011	2010

Revenues	$24.3	$30.0	$82.7	$82.9

Operating loss	(5.7)	(1.5)	(3.9)	(2.6)

Operating margin	*	*	*	*

          * Not meaningful

Revenues in the Media, Licensing and Advertising segment for the quarter ended February 28, 2011 decreased by $5.7 million, or 19.0%, to $24.3 million, compared to $30.0 million in the prior fiscal year quarter, primarily due to lower sales in the direct-to-home toy catalog business and of interactive products, as well as the timing of advertising revenues. Revenues for the nine months ended February 28, 2011 decreased by $0.2 million, or 0.2%, to $82.7 million, compared to $82.9 million in the prior fiscal year period, primarily due to lower revenues from interactive products, partially offset by higher advertising revenues from consumer magazines.

Segment operating loss for the quarter ended February 28, 2011 increased by $4.2 million, to a loss of $5.7 million, compared to a loss of $1.5 million in the prior fiscal year quarter, primarily related to the lower revenues in the Company’s direct-to-home toy catalog business. Segment operating loss for the nine months ended February 28, 2011 increased by $1.3 million, to a loss of $3.9 million, compared to a loss of $2.6 million in the prior fiscal year period, primarily due to lower revenues and higher promotional expense in the Company’s direct-to-home toy catalog business.

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

SCHOLASTIC CORPORATION
Item 2. MD&A

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $90.7 million at February 28, 2011, compared to $244.1 million at May 31, 2010 and $238.9 million at February 28, 2010.

Cash provided by operating activities decreased by $46.0 million to $154.9 million for the nine months ended February 28, 2011, compared to $200.9 million of cash provided by operating activities in the prior fiscal year period.

Net income adjusted for non cash items yielded cash from operations of $142.5 million in the current fiscal year period, compared to $192.4 million in the prior year period, a decrease of $49.9 million. While earnings from continuing operations was only $10.5 million higher in the prior year period than in the current year period, non cash items were significantly higher in the prior year period, driven by impairment charges of $40.1 million, resulting in the decreased cash flows of $49.9 million.

Changes in the Company’s working capital and other operating accounts yielded positive cash flows of $11.9 million in the nine months ended February 28, 2011, compared to positive cash flows of $7.5 million in the prior year period. The increased cash flow of $4.4 million was attributable to an increase in accounts payable and accrued expenses in the current year period of $65.3 million compared to the prior year period increase of $25.9 million, yielding an increase in cash provided by operating activities of $39.4 million. The current year increase in accounts payable relates primarily to inventory purchases and the timing of payments. These improvements were partially offset by a $69.1 million increase in inventories in the current year period compared to an increase of $47.1 million in the prior year period, yielding higher cash use of $22.0 million and higher tax payments of $14.0 million in the current year period. The change in inventory was driven by higher purchases in the current year period following significant inventory reductions during the second half of fiscal 2010.

Cash used in investing activities increased by $39.8 million to $102.1 million for the nine months ended February 28, 2011, compared to $62.3 million in the prior fiscal year period. This change was primarily related to:

•

investment in property, plant and equipment and prepublication and production costs in the current year period of $69.8 million, compared to $61.5 million in the prior year period, largely related to increased spending on digital initiatives;

•	acquisitions and related payments of $9.2 million in the current year period as compared to acquisition related payments of $1.0 million in the prior year period; and

•	the purchase of the land on which the Company’s corporate headquarters are located for $24.3 million in the current year period.

Cash used in financing activities was $209.5 million for the nine months ended February 28, 2011, compared to $43.1 million for the prior fiscal year period. The change was primarily due to the completion of a modified Dutch auction tender offer in the current year period. The Company accepted for purchase 5,199,699 of its common shares at a price of $30.00 per share, for a total cost of $157.2 million, inclusive of related fees and expenses. The Company funded the purchase of the shares in the tender offer using cash on hand and short-term borrowings under its existing credit facility, which have since been repaid.

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

The Company has maintained sufficient liquidity to fund ongoing operations, dividends, authorized common share repurchases (including its recently-completed tender offer), debt service, planned capital expenditures and other investments. As of February 28, 2011, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $90.7 million, cash from operations, and borrowings remaining available under the Revolving Loan (as described under “Financing” below) totaling $325.0 million. Approximately 73% of the Company’s outstanding debt is due in fiscal 2013, 24% is spread ratably over each preceding period and the remaining 3% represents borrowings under the Company’s lines of credit. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities. The Company’s credit rating from Standard & Poor’s Rating Services is “BB-” and its credit rating from Moody’s Investors Service is “Ba2.” Moody’s Investors Service has rated the outlook for the Company as “Positive,” and Standard and Poor’s Rating Services has rated the outlook for the Company as “Stable.” The Company is currently compliant with its debt covenants and expects to remain compliant for the foreseeable future. The Company’s interest rates for the Loan Agreement are associated with certain leverage ratios, and, accordingly, a change in the Company’s credit rating does not result in an increase or decrease in interest costs under the Company’s Loan Agreement.

Financing

Lines of Credit

As of February 28, 2011, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $20.0 million. There were no outstanding borrowings under these credit lines at February 28, 2011, May 31, 2010 and February 28, 2010. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of February 28, 2011, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $30.1 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these credit lines equivalent to $6.7 million at February 28, 2011 at a weighted average interest rate of 4.0%; $7.5 million at May 31, 2010 at a weighted average interest rate of 3.9%; and $9.4 million at February 28, 2010 at a weighted average interest rate of 3.9%.

Loan Agreement

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) entered into a $525.0 million credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 million revolving credit component (the “Revolving Loan”) and a $200.0 million amortizing term loan component (the “Term Loan”). The Loan Agreement is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2012. The $325.0 million Revolving Loan component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0 million. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7 million, with the first payment having been due on December 31, 2007, and a final payment of $7.4 million due on June 1, 2012.

SCHOLASTIC CORPORATION
Item 2. MD&A

Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement, as amended, is based on (1) a rate equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.500% or (iii) the Eurodollar Rate for a one month interest period plus 1%; or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based upon the Company’s prevailing consolidated debt to total capital ratio. As of February 28, 2011, there were no borrowings outstanding under the Revolving Loan.

As of February 28, 2011, the applicable margin on the Term Loan was 0.750% and the applicable margin on the Revolving Loan was 0.600%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at February 28, 2011, was 0.150%. As of February 28, 2011, $60.9 million was outstanding under the Term Loan at an interest rate of 1.06%.

As of February 28, 2011, standby letters of credit outstanding under the Loan Agreement totaled $1.4 million. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at February 28, 2011, the Company was in compliance with these covenants. See Note 5 of Notes to condensed consolidated financial statements – unaudited in Item 1, “Financial Statements,” for outstanding balances and interest rates for the Term Loan.

5% Notes due 2013

In April 2003, Scholastic Corporation issued $175.0 million of 5% Notes (the “5% Notes”). The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year through maturity. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption. The Company repurchased $5.0 million and $2.5 million of the 5% Notes on the open market in fiscal 2010 and 2009, respectively. The Company did not make any additional repurchases during the nine month period ended February 28, 2011.

The Company’s total debt obligations were $220.1 million at February 28, 2011, $252.8 million at May 31, 2010 and $265.3 million at February 28, 2010. The lower level of debt at February 28, 2011 as compared to May 31, 2010 and February 28, 2010 was primarily due to repayments made on the Term Loan, repurchases of the Company’s 5% Notes on the open market in fiscal 2010 and reduced borrowings resulting from lower debt requirements.

For a more complete description of the Company’s debt obligations, see Note 5 of Notes to condensed consolidated financial statements – unaudited in Item 1, “Financial Statements.”

SCHOLASTIC CORPORATION
Item 2. MD&A

New Accounting Pronouncements

Reference is made to Note 1 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report.

SCHOLASTIC CORPORATION
Item 2. MD&A

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (“SEC”) filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, plans, conditions in the children’s book and educational material markets and acceptance of the Company’s products in those markets, earnings per share, levels of government spending for educational programs, e-commerce and digital initiatives strategies, goals, revenues, improved efficiencies, general costs, manufacturing costs, medical costs, merit pay, operating margins, working capital, liquidity, capital needs, expectations regarding the Company’s financing arrangements, expected investing activity, interest costs and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in the Annual Report and other risks and factors identified from time to time in the Company’s filings with the SEC.

The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

SCHOLASTIC CORPORATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts. As of February 28, 2011, these transactions were not significant. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 31% of the Company’s debt at February 28, 2011 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 40% at May 31, 2010 and 43% at February 28, 2010. The decrease in variable-rate debt as of February 28, 2011 compared to May 31, 2010 and February 28, 2010 was primarily due to repayments made on the Term Loan. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of February 28, 2011 (see Note 5 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements”):

($ amounts in millions)	Fiscal Year Maturity

	2011 (1)	2012	2013	2014	2015	Thereafter	Total

Debt Obligations
Lines of Credit	$6.7	$—	$—	$—	$—	$—	$6.7
Average interest rate	4.0%

Long-term debt including current
Fixed-rate debt	$—	$—	$153.0	$—	$—	$—	$153.0
Interest rate			5.0%

Variable rate debt	$10.7	$42.8	$7.4 (3)	$—	$—	$—	$60.9
Interest rate (2)	1.1%	1.1%	1.1%

(1)	Fiscal 2011 includes the remaining three months of the current fiscal year, ending May 31, 2011.

(2)	Represents the interest rate under the Term Loan at February 28, 2011; the interest rate is subject to change over the life of the Term Loan.

(3)	Represents the final payment under the Term Loan, which has a final maturity of June 1, 2012, but may be repaid at any time.

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of February 28, 2011, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended February 28, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 1. Legal Proceedings

As previously reported, the Company is party to certain actions originally filed by each of Alaska Laborer Employers Retirement Fund and Paul Baicu, which were consolidated on November 8, 2007. On September 26, 2008, the plaintiff sought leave of the Court to file a second amended class action complaint, in order to add allegations relating to the Company’s restatement announced in the Company’s Annual Report on Form 10-K filed on July 30, 2008. The Court thereafter dismissed the Company’s pending motion to dismiss as moot. On October 20, 2008, the plaintiff filed the second amended complaint, and on October 31, 2008, the Company filed a motion to dismiss the second amended complaint. On September 30, 2010, the Court granted the Company’s motion to dismiss the second amended complaint for failure to state a cause of action, while also granting leave to the plaintiff to move to file a new proposed amended complaint. On December 1, 2010, the plaintiff filed a motion for leave to file a proposed third amended class action complaint, as well as a motion to replace Alaska Laborer Employers Retirement Fund with City of Sterling Heights Police and Fire Retirement System as lead plaintiff, and, on January 14, 2011, the Company filed an opposition to plaintiff’s motions for leave to file a third amended class action complaint and to substitute lead plaintiff, which was argued on March 3, 2011 and is awaiting decision by the court. The proposed third amended class action complaint shortens the original class action period to end on December 16, 2005 rather than on March 23, 2006, but otherwise continues to allege securities fraud relating to statements made by the Company concerning its operations and financial results, now for the period between March 18, 2005 and December 16, 2005, and seeks unspecified compensatory damages. The Company continues to believe that the allegations in such complaint are without merit and is vigorously defending the lawsuit.

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

SCHOLASTIC CORPORATION
(Registrant)

Date: March 31, 2011	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President and Chief
Executive Officer

Date: March 31, 2011		/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED FEBRUARY 28, 2011
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