Form 10-K
period 2011-05-31
SCHOLASTIC CORP
filed 2011-07-27
CIK 866729

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2011 | Commission File No. 000-19860

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
Yes ☐ No ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of November 30, 2010, was approximately $700,755,976. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

          The number of shares outstanding of each class of the Registrant’s voting stock as of June 30, 2011 was as follows: 29,319,171 shares of Common Stock and 1,656,200 shares of Class A Stock.

Documents Incorporated By Reference

          Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2011.

Part I

Item 1 | Business

Overview

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is a global children’s publishing, education and media company. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading and learning. The Company is the world’s largest publisher and distributor of children’s books and a leading provider of educational technology products, related services and children’s media. Scholastic creates quality books, print and technology-based learning materials and programs, magazines, multi-media and other products that help children learn both at school and at home. The Company is a leading operator of school-based book clubs and book fairs in the United States. It distributes its products and services through these proprietary channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. In addition to its operations in the United States, Scholastic has operations in Canada, the United Kingdom, Australia, New Zealand, Ireland, India, China, Singapore and other parts of Asia, and, through its export business, sells products in over 140 countries.

The Company currently employs approximately 7,300 people in the United States and approximately 2,100 people outside the United States.

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

The following table sets forth revenues by operating segment for the three fiscal years ended May 31:

	(Amounts in millions )

	2011	2010	2009

Children’s Book Publishing and Distribution	$922.0	$910.6	$940.4
Educational Publishing	428.0	476.5	384.2
Media, Licensing and Advertising	111.2	113.8	125.7
International	444.9	412.0	399.0

Total	$1,906.1	$1,912.9	$1,849.3

Additional financial information relating to the Company’s operating segments is included in Note 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION
(48.4% of fiscal 2011 revenues)

General

The Company’s Children’s Book Publishing and Distribution segment operates as an integrated business which includes the publication and distribution of children’s books in the United States through school-based book clubs, book fairs, ecommerce and the trade channel.

The Company is the world’s largest publisher and distributor of children’s books and is a leading operator of school-based book clubs and school-based book fairs in the United States. The Company is also a leading publisher of children’s print and electronic books distributed through the trade channel. Scholastic offers a broad range of children’s books, many of which have received awards for excellence in children’s literature, including the Caldecott and Newbery Medals.

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

School-Based Book Clubs

Scholastic founded its first school-based book club in 1948. The Company’s school-based book clubs consist of Honeybee®, serving toddlers to age 4; Firefly®, serving pre-kindergarten (“pre-K”) and kindergarten (“K”) students; SeeSaw®, serving students grades K to 1; Lucky®, serving students grades 2 to 3; Arrow®, serving students grades 4 to 6; TAB®, serving students grades 7 and up; and Club Leo™, which provides Spanish language offers to students in pre-K to grade 6. In addition to its regular offers, the Company creates special theme-based and seasonal offers targeted to different grade levels during the year.

The Company mails promotional materials containing order forms to teachers in the vast majority of the pre-K to grade 8 schools in the United States. Teachers who wish to participate in a school-based book club distribute the promotional materials to their students, who may choose from selections at substantial reductions from list prices. The teacher aggregates the students’ orders and forwards them to the Company by internet, phone, mail or fax. The Company estimates that approximately 65% of all elementary school teachers in the United States participate in the Company’s school-based book clubs. In fiscal 2011, 76% of total book club orders were placed via the internet through New COOL (Clubs Ordering On-Line), a new version of the Company’s online ordering platform rolled out to all customers in the fall of 2010 which allows parents, as well as teachers, to order online, with improved ecommerce functionality. The orders are shipped to the classroom for distribution to the students. Sponsors who participate in the book clubs receive bonus points and other promotional incentives, which may be redeemed from the Company for the purchase of additional books and other resource materials for their classrooms or the school.

School-Based Book Fairs

The Company began offering school-based book fairs in 1981 to its school customers. Since that date, the Company has grown this business by expanding into new markets, including through selected acquisitions. In addition, more recently the Company has increased its business in its existing markets by (i) growing revenue on a per fair basis and (ii) increasing the number of second and third fairs held at its existing school customers. The Company is the leading operator of school-based book fairs in the United States.

Book fairs are generally week-long events conducted on school premises, operated by school librarians and/or parent-teacher organizations. Book fair events provide children with access to hundreds of titles and allow them, together with family members on their behalf, to purchase books and other select products at the school. The Company provides these products to the schools, and the schools conduct the book fairs to engage students and their families in reading by making quality books available through literacy-focused school events, and as fundraisers to purchase books, supplies and equipment and for other school purposes. The Company operates school-based book fairs in all 50 states under the name Scholastic Book Fairs®. Books and display cases are delivered to schools from the Company’s warehouses principally by a fleet of leased and Company-owned vehicles. Sales and customer service functions are performed from regional sales offices and distribution facilities supported by field representatives and from the Company’s national distribution facility in Missouri. Approximately 90% of the schools that sponsored a Scholastic book fair in fiscal 2010 sponsored a Scholastic book fair again in fiscal 2011.

In the fall of 2009, the Company began testing a new Point of Sale (“POS”) program in approximately 25% of its book fairs. Due to the success of the program based on customer satisfaction and utilization rates, the Company continued the deployment of the POS technology in all remaining locations in the fall of 2010 and will have fully adopted the POS program for the school year commencing in the fall of 2011.

Trade

Scholastic is a leading publisher of children’s books sold through bookstores, internet retailers and mass merchandisers in the United States. The Company maintains approximately 6,000 titles for trade distribution. Scholastic’s original publications include Harry Potter®, Hunger Games, The 39 Clues®, The Magic School Bus®, I Spy™, Captain Underpants®, Goosebumps®, and Clifford The Big Red Dog®, and licensed properties such as Star Wars®, Rainbow Magic® and Geronimo Stilton®. In addition, the Company’s Klutz® imprint is a publisher and creator of “books plus” products for children, including titles such as Nail Art, Fancy Friendship Bracelets and Glossy Bands.

The Company’s trade sales organization focuses on marketing and selling print and ebook editions of Scholastic’s publishing properties to bookstores, internet retailers, mass merchandisers, specialty sales outlets and other book retailers. Print bestsellers in the Trade division during fiscal 2011 included the Hunger Games trilogy by Suzanne Collins, which was also an ebook bestseller, The 39 Clues® series and the Harry Potter series, as well as other titles, such as Linger by Maggie Stiefvater and It’s Christmas, David! by David Shannon.

EDUCATIONAL PUBLISHING (22.5% of fiscal 2011 revenues)

General

The Company’s Educational Publishing segment includes the production and/or publication and distribution to schools and libraries of educational technology products and services, curriculum materials, children’s books and collections, classroom magazines and print and on-line reference and non-fiction products for grades pre-K to 12 in the United States.

The Company is a leading provider of educational technology products and services, as well as reading materials for schools and libraries. Scholastic has been providing quality, innovative educational materials to schools and libraries since it began publishing classroom magazines in the 1920s. The Company added supplementary books and texts to its product line in the 1960s, professional books for teachers in the 1980s and early childhood products and core curriculum materials, including educational technology products, in the 1990s. The Company markets and sells its Educational Publishing products through a combination of field representatives, direct mail, telemarketing and the internet. In 2007, the Company began providing school consulting and professional development services. In fiscal 2011, the Company acquired the assets of Math Solutions, an education resources and professional development company focusing on K-12 math instruction.

Scholastic Education

Scholastic Education, which encompasses the Company’s core curriculum publishing operations, develops and distributes instructional materials directly to schools in the United States, primarily purchased through school and district budgets, often with the help of federal and state funding, as well as local funding. These operations include reading and math improvement programs and other educational technology products, as well as consulting and professional development services.

Scholastic Education’s efforts are focused on partnering with school districts to raise student achievement by providing solutions that combine technology, content and services in the areas of reading and math. Significant technology-based reading improvement programs that Scholastic offers include: READ 180®, an intensive reading intervention program for students in grades 4 to 12 reading at least two years below grade level, with the Company launching READ 180® Next Generation, a substantially revised version of the product, in the fourth quarter of fiscal 2011; System 44®, an intensive intervention program for students in grades 4 to 12 who have not yet mastered the 44 sounds and 26 letters of the English language; and Scholastic Reading Inventory, which is a research-based, computer-adaptive assessment for grades K to 12 that allows educators to assess a student’s reading comprehension. Other major programs include FASTT Math®, a technology-based program to improve math fluency developed with the creator of READ 180, and Do The Math®, a mathematics intervention program created by Marilyn Burns, a nationally known math educator and the founder of Math Solutions, as well as subscriptions to reference databases for schools and libraries. The Company considers its educational technology products and related services to be a growth driver and continues to focus these businesses on technology and services.

Scholastic Classroom and Community Group

The Company is the leading provider of classroom libraries and paperback collections, including classroom books and guided reading products, to schools and school districts for classroom libraries and other uses, as well as to literacy organizations. Scholastic helps schools compile classroom collections of high quality, award-winning books for every grade level, reading level, and multicultural background, including the Phyllis C. Hunter and the Marilyn Burns Math Classroom Library series.

The Company’s Teaching Resources division publishes and sells professional books designed for and generally purchased by teachers, both directly from the Company and through teacher stores and booksellers, including the Company’s on-line Teacher store, which provides professional books and other educational materials to schools and teachers.

Scholastic Library Publishing and Classroom Magazines

Scholastic is a leading publisher of quality children’s reference and non-fiction products sold primarily to schools and libraries in the United States. The Company’s products also include non-fiction books published in the United States under the imprints Children’s Press® and Franklin Watts®.

Scholastic is a leading publisher of classroom magazines. Teachers in grades pre-K to 12 use the Company’s 30 classroom magazines, including Scholastic News® and Junior Scholastic®, to supplement formal learning programs by bringing subjects of current interest into the classroom, including literature, math, science, current events, social studies and foreign languages. Each magazine has its own separate website with online resources that supplement the print materials. Scholastic’s classroom magazine circulation in the United States in fiscal 2011 was 7.4 million, with approximately two-thirds of the circulation in grades pre-K to six. The majority of magazines purchased are paid for with school or district funds, with parents and teachers paying for the balance. Circulation revenue accounted for substantially all of the classroom magazine revenues in fiscal 2011.

MEDIA, LICENSING AND ADVERTISING
(5.8% of fiscal 2011 revenues)

General

The Company’s Media, Licensing and Advertising segment includes the production and/or distribution of digital media, consumer promotions and merchandising and advertising revenue, including sponsorship programs.

Production and Distribution

Through Scholastic Media, the Company creates and produces programming and digital content for all platforms including: television, DVDs, audio, movies, interactive games, apps (applications) and websites. Scholastic Media builds consumer awareness and value for the Company’s franchises by creating family-focused media that form the foundation for the Company’s global branding campaigns. The media group generates revenue by exploiting these assets throughout the Scholastic distribution channels, globally across multiple media platforms and by developing and executing cross platform brand-marketing campaigns that support the Company’s key franchises. Scholastic Media consists of Scholastic Entertainment Inc. (SEI), Scholastic Audio, Soup2Nuts Inc. (S2N), Weston Woods Studios, Inc.® and Scholastic Interactive L.L.C.

SEI has built a television library consisting of over 500 half-hour productions, including: Clifford The Big Red Dog®, Clifford’s Puppy Days™, WordGirl®, Maya & Miguel™, The Magic School Bus®, Turbo Dogs, I Spy, Goosebumps®, Animorphs®, Dear America®, Horrible Histories®, Sammy’s Storyshop™, Stellaluna, The Very Hungry Caterpillar and The Baby-sitters Club®. These series have been sold in the United States and throughout the world and have garnered over 130 major awards including Emmys, Peabodys and an Academy award. Since 2007, the Company has participated in a children’s programming venture which distributes educational children’s television programming under the name Qubo. Qubo provides programming on NBC, Telemundo and ION TV, as well as a branded 24/7 digital channel, and is now in its fifth year.

S2N, an award-winning animation and audio production studio, has produced television programming, including the animated series Time Warp Trio and O’Grady, and, with SEI, has produced 25 additional half-hour episodes of the Emmy award-winning animated series Word Girl. Weston Woods Studios Inc. creates audiovisual adaptations of classic children’s picture books, such as Where the Wild Things Are, Chrysanthemum and Make Way for Ducklings, which were initially produced for the school and library market. Scholastic audio produces young adult and children’s audio recordings for the school, library and retail markets.

Scholastic Interactive creates original and licensed consumer software, including handheld and console products with accessories and mobile apps, for grades Pre-K to 8. Its products are distributed through the Company’s school-based software clubs, book clubs and book fairs, as well as to the library/teacher market and the retail market. The Company’s Nintendo DS, Nintendo Wii, Leapster, Tag and Tag Junior CD-ROM titles include the series I Spy, Brain Play®, Clifford®, Goosebumps®, The Magic School Bus®, The 39 Clues® series, Scholastic Animal Genius® and Math Missions®.

Other

Also included in this segment are: Scholastic In-School Marketing, which develops sponsored educational materials and supplementary classroom programs in partnership with government agencies, nonprofit organizations and business organizations, and Back to Basics Toys®, a direct-to-home catalog business specializing in children’s toys.

INTERNATIONAL
(23.3% of fiscal 2011 revenues)

General

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

Scholastic has operations in Canada, the United Kingdom, Australia, New Zealand, Ireland, India, China, Singapore and other parts of Asia. Scholastic’s operations in Canada, the United Kingdom and Australia generally mirror its United States business model. The Company’s international operations have original trade and educational publishing programs; distribute children’s books, software and other materials through school-based book clubs, school-based book fairs and trade channels; distribute magazines; and offer on-line services. Many of the Company’s international operations also have their own export and foreign rights licensing programs and are book publishing licensees for major media properties. Original books published by most of these operations have received awards of excellence in children’s literature. In Asia, the Company also publishes and distributes reference products and provides services under the Grolier name, and it also operates tutorial centers that provide English language training to students.

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

Australia

Scholastic Australia, founded in 1968, is the largest school-based book club and book fair operation in Australia, reaching approximately 90% of the country’s primary schools. Scholastic Australia publishes quality children’s books supplying the Australian trade market. Scholastic Australia also provides value-added distribution services for the design software and technology peripherals market.

New Zealand

Scholastic New Zealand, founded in 1962, is the largest children’s book publisher and the leading book distributor to schools in New Zealand. Through its school-based book clubs and book fairs, Scholastic New Zealand reaches approximately 90% of the country’s primary schools. In addition, Scholastic New Zealand publishes quality children’s books supplying the New Zealand trade market.

Asia

The Company’s Asia operations include the wholly-owned Grolier direct sales business, which sells English language reference materials and early childhood learning materials through a network of independent sales representatives in India, Indonesia, Malaysia, the Philippines, Singapore and Thailand. In addition, the Company operates school-based book clubs and book fairs throughout Asia; publishes original titles in English and Hindi languages in India, including specialized curriculum books for local schools; conducts reading improvement programs inside local schools in the Philippines; and operates a chain of English language tutorial centers in China in cooperation with local partners.

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

PRODUCTION AND DISTRIBUTION

The Company’s books, magazines, software and interactive products and other materials are manufactured by the Company with the assistance of third parties under contracts entered into through arms-length negotiations or competitive bidding. As appropriate, the Company enters into multi-year agreements that guarantee specified volume in exchange for favorable pricing terms. Paper is purchased from paper mills and other third-party sources. The Company does not anticipate any difficulty in continuing to satisfy its manufacturing and paper requirements.

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

COMPETITION

The markets for children’s educational, educational technology and entertainment materials are highly competitive. Competition is based on the quality and range of materials made available, price, promotion and customer service as well as the nature of the distribution channels. Competitors include numerous other book, textbook, library, reference material and supplementary text publishers, distributors and other resellers (including over the internet) of children’s books and other educational materials, national publishers of classroom and professional magazines with substantial circulation, numerous producers of television and film programming (many of which are substantially larger than the Company), television and cable networks, publishers of computer software and interactive products, and distributors of products and services on the internet. In the United States, competitors also include regional and local school-based book fair operators, other fundraising activities in schools, and bookstores. In its educational technology business, additional competitive factors include the demonstrated effectiveness of the products being offered, as well as available funding sources to school districts, and, although the Company believes no other organization or company offers as comprehensive an offering as its suite of reading intervention products and services, the Company faces competition from textbook publishers, distributors of other technology-based programs addressing the subject areas of the Company’s offerings, such as reading, phonics and mathematics, and, with respect to its consulting services, not-for-profit organizations providing consulting covering various areas related to education. Competition may increase to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new materials that compete directly with the products distributed by the Company or develop or expand competitive sales channels. The Company believes that its position as both a publisher and distributor are unique to certain of the markets in which it competes, principally in the context of its children’s book business.

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

Executive Officers

The following individuals have been determined by the Board of Directors to be the executive officers of the Company. Each such individual serves in his or her position with Scholastic until such person’s successor has been elected or appointed and qualified or until such person’s earlier resignation or removal.

Name	Age	Employed by Registrant Since	Position(s) for Past Five Years

Richard Robinson	74	1962	Chairman of the Board (since 1982), President (since 1974) and Chief Executive Officer (since 1975).

Maureen O’Connell	49	2007

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

Margery W. Mayer	59	1990	Executive Vice President (since 1990), President, Scholastic Education (since 2002) and Executive Vice President, Learning Ventures (1998-2002).

Judith A. Newman	53	1993

Executive Vice President and President, Book Clubs (since 2005) and Scholastic At Home (2005-2006); Senior Vice President and President, Book Clubs and Scholastic At Home (2004-2005); and Senior Vice President, Book Clubs (1997-2004).

Cynthia Augustine	53	2007

Senior Vice President, Human Resources and Employee Services (since 2007). Prior to joining the Company, Senior Vice President of Talent Management for Time Warner, Inc. (2004-2005); and various positions at The New York Times Company, including Senior Vice President, Human Resources (1998 -2004) and President, Broadcast Group (2000-2004).

Andrew S. Hedden	70	2008

Member of the Board of Directors (since 1991) and Executive Vice President, General Counsel and Secretary (since 2008). Prior to joining the Company, partner at the law firm of Baker & McKenzie LLP (2005-2008) and the law firm of Coudert Brothers LLP (1975-2005).

Alan Boyko	57	1988	President of Scholastic Book Fairs, Inc. (since 2005).

Available Information

The Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are accessible at the Investor Relations portion of its website at scholastic.com and are available, without charge, as soon as reasonably practicable after such reports are electronically filed or furnished to the Securities and Exchange Commission (“SEC”). The Company also posts the dates of its upcoming scheduled financial press releases, telephonic investor calls and investor presentations on the “Events and Presentations” portion of its website at least five days prior to the event. The Company’s investor calls are open to the public and remain available through the Company’s website for at least 45 days thereafter.

The public may also read and copy materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information, as well as copies of the Company’s filings, from the Office of Investor Education and Advocacy by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site, at www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

The Company operates in highly competitive markets that are subject to rapid change, including, in particular, changes in customer preferences and changes and advances in relevant technologies. There are substantial uncertainties associated with the Company’s efforts to develop successful educational, trade publishing, entertainment and software and interactive products and services for its customers, as well as to adapt its print materials to new digital technologies, including the internet and e-book reader devices. The Company makes significant investments in new products and services that may not be profitable, or whose profitability may be significantly lower than the Company has experienced historically. In particular, in the context of the Company’s current focus on key digital opportunities, including ebooks for children, the market is just beginning to develop and the Company may be unsuccessful in establishing itself as a significant factor in any market which does develop. Many aspects of an ebook market which could develop for children, such as the nature of the relevant software and hardware, the size of the market, relevant methods of delivery, including affordable devices, and relevant content, as well as pricing models, have not yet taken shape but will, most likely, be subject to change on a recurrent basis until a pattern develops and the potential market for children becomes more defined. There can be no assurance that the Company will be successful in implementing its ebook strategy, which could adversely affect the Company’s revenues and growth opportunities. The Company has relied on outside providers to assist in the development of e-book reader technologies. The failure of these providers to continue to deliver services to the Company as expected would have a negative effect on the Company’s endeavors in these new markets. In addition, the Company faces technological risks associated with software product development and service delivery in its educational technology and ecommerce businesses, as well as its internal business support systems, which could involve service failures, delays or internal system failures that result in damages, lost business or failures to be able to fully exploit business opportunities.

Our financial results would suffer if we fail to successfully meet market needs in school-based book clubs and book fairs, two of our core businesses.

The Company’s school-based book clubs and book fairs are core businesses, which produce a substantial part of the Company’s revenues. The Company is subject to the risk that it will not successfully develop and execute new promotional strategies for its school-based book clubs or book fairs in response to future customer trends or technological changes or otherwise meet market needs in these businesses in a timely or cost-effective fashion and successfully maintain teacher or school sponsorship levels, which would have an adverse effect on the Company’s financial results.

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

The Company’s business is affected significantly by changes in purchasing patterns or trends in, as well as the underlying strength of, the educational, trade, entertainment and software markets. In particular, the Company’s educational publishing and technology businesses may be adversely affected by budgetary restraints and other changes in state educational funding as a result of new legislation or regulatory actions, both at the federal and state level, as well as changes in the procurement process, to which the Company may be unable to adapt successfully. Recently, shortfalls in funding have negatively impacted purchasing patterns in the education markets. Continuation of this trend could negatively impact the Company. In this context, while Federal economic stimulus funding under the American Recovery and Reinvestment Act benefited the Company by providing additional educational funding to compensate for budget shortfalls at the state level in fiscal 2010, there was a decline in levels of funding used for purchases of the Company’s products in fiscal 2011. There are no guarantees that the former levels of funding will return in fiscal 2012 and thereafter, or the extent to which the Company may continue to benefit therefrom. In addition, there are many competing demands for educational funds, and there can be no guarantee that the Company will otherwise be successful in continuing to obtain sales of its products from any available funding.

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

The Company’s major expense categories include employee compensation and printing, paper and distribution (such as postage, shipping and fuel) costs. The Company offers its employees competitive salaries and benefit packages in order to attract and retain the quality of employees required to grow and expand its businesses. Compensation costs are influenced by general economic factors, including those affecting costs of health insurance, post-retirement benefits and any trends specific to the employee skill sets that the Company requires.

Paper prices fluctuate based on worldwide demand and supply for paper, in general, as well as for the specific types of paper used by the Company. If there is a significant disruption in the supply of paper or a significant increase in such costs, or in its shipping or fuel costs, beyond those currently anticipated, which would generally be beyond the control of the Company, or if the Company’s strategies to try to manage these costs, including additional cost savings initiatives, are ineffective, the Company’s results of operations could be adversely affected.

The loss of or failure to obtain rights to intellectual property material to our businesses would adversely affect our financial results.

The Company’s products generally comprise intellectual property delivered through a variety of media. The ability to achieve anticipated results depends in part on the Company’s ability to defend its intellectual property against infringement, as well as the breadth of rights obtained. The Company’s operating results could be adversely affected by inadequate legal and technological protections for intellectual property and proprietary rights in some jurisdictions, markets and media, as well as by the costs of dealing with claims alleging infringement involving business method patents in the ecommerce and internet area, and the Company’s revenues could be constrained by limitations on the rights that the Company is able to secure to exploit its intellectual property in different media and distribution channels.

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

The Company conducts certain of its businesses and maintains warehouse and office facilities in locations that are at risk of being negatively affected by severe weather events, such as hurricanes, tornados, floods or snowstorms. This could impact the Company’s school-based book clubs, school-based book fairs and education businesses, in particular as a result of school closures caused by such events. Accordingly, the Company could be adversely affected by any future significant weather event.

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

These factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to and including the date hereof.

Forward-Looking Statements:

This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in SEC filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, plans, ecommerce and digital initiatives, strategies, goals, revenues, improved efficiencies, general costs, manufacturing costs, medical costs, merit pay, operating margins, working capital, liquidity, capital needs, interest costs, cash flows and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in this Annual Report and other risks and factors identified from time to time in the Company’s filings with the SEC.

The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B | Unresolved Staff Comments

None

Item 2 | Properties

The Company maintains its principal offices in the metropolitan New York area, where it owns and leases approximately 0.6 million square feet of space. The Company also owns or leases approximately 1.7 million square feet of office and warehouse space for its primary warehouse and distribution facility located in the Jefferson City, Missouri area. In addition, the Company owns or leases approximately 3.0 million square feet of office and warehouse space in over 70 facilities in the United States, principally for Scholastic book fairs.

Additionally, the Company owns or leases approximately 1.4 million square feet of office and warehouse space in over 100 facilities in Canada, the United Kingdom, Australia, New Zealand, Asia and elsewhere around the world for its international businesses.

The Company is in the process of selling its Maumelle, Arkansas facility, formerly operated as a warehousing and distribution facility.

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

In addition to the above suit, various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

	For fiscal years ended May 31,

	2011		2010

	High	Low	High	Low

First Quarter	$27.09	$22.21	$25.46	$18.53
Second Quarter	31.26	23.45	26.88	23.03
Third Quarter	31.97	27.49	31.38	24.81
Fourth Quarter	31.70	25.56	31.22	25.17

Holders: The number of holders of Class A Stock and Common Stock as of June 30, 2011 were 3 and approximately 8,444 respectively. The number of holders includes 344 holders of record and an estimate of 8,100 persons holding in street name.

Dividends: During fiscal 2010, the Company paid a regular quarterly dividend in the amount of $0.075 per Class A and Common share, for a total of $0.30 per share. During the first and second quarters of fiscal 2011, the Company paid a regular quarterly dividend in the amount of $0.075 per Class A and Common share, which dividend was increased to $0.10 per Class A and Common share for the third and fourth quarters of fiscal 2011. Accordingly, the total dividend paid for fiscal 2011 was $0.35 per share. On July 20, 2011, the Board of Directors declared a cash dividend of $0.10 per Class A and Common share in respect of the first quarter of fiscal 2012. This dividend is payable on September 15, 2011 to shareholders of record on August 31, 2011. All dividends have been in compliance with the Company’s debt covenants.

Share purchases: There were no purchases of shares of Common Stock by the Corporation during the quarter ended May 31, 2011. During the first quarter of fiscal 2011, the Company repurchased 388,426 Common shares on the open market at an average price paid per share of $24.98, for a total cost of approximately $9.7 million, pursuant to a share buy-back program authorized by the Board of Directors.

In addition, on November 3, 2010, the Company completed a modified Dutch auction tender offer. The Company accepted for purchase 5,199,699 of its Common shares at a price of $30.00 per share for a total cost of $156.0 million, excluding related fees and expenses. The Common shares purchased pursuant to the tender offer represented approximately 15.1% of the Common shares outstanding as of October 27, 2010. The Company funded the purchase of the shares in the tender offer using cash on hand and short term borrowings under its existing credit facility, which borrowings were repaid prior to November 30, 2010.

As of May 31, 2011, approximately $44.5 million remains available for future purchases of Common shares under the current repurchase authorization of the Board of Directors.

Stock Price Performance Graph

The graph below matches the Corporation’s cumulative 5-year total shareholder return on Common Stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies that includes: The McGraw-Hill Companies, Pearson PLC and John Wiley & Sons Inc. The graph tracks the performance of a $100 investment in the Corporation’s Common Stock, in the peer group and in the index (with the reinvestment of all dividends) from June 1, 2006 to May 31, 2011.

Comparison of 5 Year Cumulative Total Return*
Among Scholastic Corporation, the NASDAQ Composite Index
and a Peer Group

*$100 invested on 6/1/06 in stock or index-including reinvestment of dividends:

	Fiscal year ended May 31,

	2006	2007	2008	2009	2010	2011

Scholastic Corporation	$100.00	$120.71	$118.16	$75.70	$102.13	$107.77
NASDAQ Composite Index	100.00	129.32	124.24	87.03	111.18	130.13
Peer Group	100.00	136.84	92.99	72.92	85.31	126.52

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 | Selected Financial Data

(Amounts in millions, except per share data) For fiscal years ended May 31,

	2011	2010	2009	2008	2007

Statement of Operations Data:
Total revenues	$1,906.1	$1,912.9	$1,849.3	$2,159.1	$1,870.6
Cost of goods sold (1)	885.9	859.8	881.7	1,042.3	871.4
Selling, general and administrative expenses (2)	835.7	803.4	777.2	824.6	758.1
Bad debt expense (3)	13.6	9.5	15.8	8.6	11.1
Depreciation and amortization (4)	60.1	59.5	61.2	62.9	62.2
Severance (5)	6.7	9.2	26.5	7.0	14.3
Impairment charge (6)	3.4	43.1	26.3	—	—
Operating income	100.7	128.4	60.6	213.7	153.5
Other (expense) income (7)	(0.4)	0.9	0.7	2.6	—
Interest expense, net	15.6	16.2	23.0	29.8	30.9
(Loss) gain on investments (8)	(3.6)	(1.5)	(13.5)	—	3.0
Earnings from continuing operations	43.6	58.7	7.0	117.6	83.1
Loss from discontinued operations, net of tax	(4.2)	(2.6)	(21.3)	(134.8)	(22.2)
Net income (loss)	39.4	56.1	(14.3)	(17.2)	60.9

Share Information:
Earnings from continuing operations:
Basic	$1.31	$1.61	$0.19	$3.03	$1.95
Diluted	$1.29	$1.59	$0.19	$2.99	$1.92
Loss from discontinued operations:
Basic	$(0.13)	$(0.07)	$(0.57)	$(3.47)	$(0.52)
Diluted	$(0.13)	$(0.07)	$(0.57)	$(3.43)	$(0.50)
Net income (loss):
Basic	$1.18	$1.54	$(0.38)	$(0.44)	$1.43
Diluted	$1.16	$1.52	$(0.38)	$(0.44)	$1.42
Weighted average shares outstanding - basic	33.1	36.5	37.2	38.7	42.5
Weighted average shares outstanding - diluted	33.6	36.8	37.4	39.2	43.0
Dividends declared per common share	$0.35	$0.30	$0.30	$—	$—

Balance Sheet Data:
Working Capital	$335.4	$493.6	$404.9	$459.0	$487.7
Cash and cash equivalents	105.3	244.1	143.6	116.1	19.8
Total assets	1,487.0	1,600.4	1,608.8	1,761.6	1,816.7
Long-term debt (excluding capital leases)	159.9	202.5	250.0	295.1	173.4
Total debt	203.4	252.8	303.7	349.7	239.6
Long-term capital lease obligations	55.0	55.0	54.5	56.7	59.8
Total capital lease obligations	55.5	55.9	57.9	61.6	65.3
Total stockholders’ equity	740.0	830.4	785.0	873.1	1,068.0

(1)	In fiscal 2011, the Company recorded a pretax charge of $2.7 associated with the write off of prepublication assets in the Scholastic Education business.

(2)

In fiscal 2011, the Company recorded a pretax charge of $3.0 associated with restructuring in the UK and a pretax charge of $1.4 for a fixed asset write off. In fiscal 2010, the Company recorded a pretax charge of $7.5 associated with a sales tax settlement with a taxing authority and a pretax charge of $4.7 associated with restructuring in the UK. In fiscal 2009, the Company recorded a pretax charge of $1.4 related to asset impairments.

(3)	In fiscal 2011, the Company recorded incremental pretax bad debt expense of $3.5 associated with the bankruptcy filing of a single customer.

(4)	In fiscal 2008, the Company recorded a pretax charge of $3.8 related to the impairment of certain intangible assets and prepublication costs.

(5)	In fiscal 2009, the Company recorded pretax severance expense of $18.1 which was primarily related to the Company’s voluntary retirement program and a workforce reduction program.

(6)

In fiscal 2011, the Company recorded a pretax impairment charge of $3.4 related to assets in the Scholastic Library Publishing and Classroom Magazines business. In fiscal 2010, the Company recorded a pretax asset impairment charge of $36.3 attributable to intangible assets and prepublication costs associated with the library business, a pretax charge of $3.8 associated with a customer list and a pretax charge of $3.0 for goodwill and intangible assets associated with the Company’s direct-to-home toy catalog business. In fiscal 2009, the Company recorded a pretax $17.0 goodwill impairment charge attributable to the Company’s UK operations and a pretax asset impairment charge of $9.3 related to the Company’s Danbury facility.

(7)

In fiscal 2011, the Company recorded pretax expense of $0.4 for transaction costs incurred for a business acquisition. In fiscal 2010, the Company recorded a pretax gain of $0.9 on note repurchases of $4.1. In fiscal 2009, the Company recorded a pretax gain of $0.4 on note repurchases of $2.1 and a pretax gain of $0.3 related to an accelerated payment of a note. In fiscal 2008, the Company recorded a pretax gain on note repurchases of $2.1 and a pretax currency gain on settlement of a loan of $1.4, partially offset by $0.9 of pretax expense from an early termination of one of the Company’s subleases.

(8)

In fiscal 2011, the Company recorded a pretax loss of $3.6 related to a UK-based cost method investment. In fiscal 2010, the Company recorded a pretax loss of $1.5 related to a U.S-based cost method investment. In fiscal 2009, the Company recorded a pretax loss on investments of $13.5 related to investments in the UK. In fiscal 2007, the Company sold its remaining portion of an equity investment and recorded a pretax gain of $3.0.

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

Overview and Outlook

In fiscal 2011, revenue was $1,906.1 million, approximately level with the prior year. In fiscal 2011, operating income was $100.7 million, which included an impairment charge of $3.4 million, compared to $128.4 million, which included an impairment charge of $43.1 million, in the prior fiscal year. Lower fiscal 2011 operating results primarily reflected lower sales of educational technology relative to a year ago, when the Company benefited significantly from the federal stimulus program, as well as increased strategic spending on digital initiatives in the children’s book business in fiscal 2011.

The Company finished fiscal 2011 with solid momentum as stronger sales of technology products and services, including the newly released READ 180® Next Generation, drove fourth quarter growth in Educational Publishing. In Children’s Book Publishing and Distribution, the Company made significant investments in the School Book Club and Fair channels to drive long-term digital growth, including successfully rolling out an expanded ecommerce platform and developing the infrastructure to sell and distribute children’s ebooks. At the same time, segment revenue held steady, reflecting positive customer response to School Book Clubs and Fairs, as well as the success of bestselling series including Harry Potter and The Hunger Games. Across the Company, working capital discipline contributed to strong cash flow, which helped fund significant share buybacks and dividends during the fiscal year.

For fiscal 2012, Scholastic’s plan is to build upon its positions in education and children’s books, while improving margins and operating profits. The successful launch of the READ 180® Next Generation and continued expansion of the school customer base is expected to drive strong growth in the higher margin Educational Publishing segment. In Children’s Book Publishing and Distribution, the Company will continue to move forward with its ebook and ecommerce strategies, including the expanded roll-out of Scholastic’s children’s ereading app and ebookstore, in fiscal 2012. At the same time, Scholastic remains focused across the Company on reducing costs, generating strong cash flow and creating value for shareholders.

The Company’s fiscal 2012 plan to improve margins and invest in long-term growth includes the following elements:

•

In Educational Publishing, strong revenue and profit growth are anticipated, driven by new sales and upgrades of READ 180 Next Generation and by strong renewals of services to a larger customer base. Continued investment in new reading and math programs, professional development services and digital versions of supplemental products should drive further growth in the future.

•

In Children’s Book Publishing and Distribution, revenue growth in School Book Fairs, driven by higher revenue per fair, is expected to offset a modest decline in Trade sales, compared to fiscal 2011. Revenue in School Book Clubs should hold level, based on more efficient promotion spending. Improved operating results in School Book Clubs and Fairs is expected to offset additional digital spending and the marketing costs associated with the school and consumer roll-out of the Company’s ebook offering.

•	In International, modest overall revenue growth and higher margins are expected, reflecting strong growth in Asia and improved results in the UK.

•

The Company is taking steps to reduce costs in non-digital areas across the business. These actions should benefit margins starting in fiscal 2012. In addition, strong cash flow should continue in fiscal 2012, driven by strict working capital management.

Critical Accounting Policies and Estimates

General:

The Company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, future expectations and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable; sales returns; amortization periods; stock-based compensation expense; pension and other post-retirement obligations; tax rates; recoverability of inventories, deferred income taxes and tax reserves, fixed assets, prepublication costs, royalty advances and customer reward programs; and the fair value of goodwill and other intangibles. For a complete description of the Company’s significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this Report. The following policies and account descriptions include all those identified by the Company as critical to its business operations and the understanding of its results of operations:

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

Trade –Revenue from the sale of children’s books for distribution in the retail channel is primarily recognized when risks and benefits transfer to the customer, which generally is at the time of shipment, or when the product is on sale and available to the public. For newly published titles, the Company, on occasion, contractually agrees with its customers when the publication may be first offered for sale to the public, or an agreed upon “Strict Laydown Date.” For such titles, the risks and benefits of the publication are not deemed to be transferred to the customer until such time that the publication can contractually be sold to the public, and the Company defers revenue on sales of such titles until such time as the customer is permitted to sell the product to the public.

A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates, sales patterns and expectations. Actual returns could differ from the Company’s estimate. A one percentage point change in the estimated reserve for returns rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2011 of approximately $1.1 million. A reserve for estimated bad debts is established at the time of sale and is based on the aging of accounts receivable held by the Company’s third party administrator and specific reserves on a customer-by-customer basis. While the Company uses a third party to invoice and collect for shipments made, the Company bears the majority of the responsibility in the case of uncollectible accounts.

Educational Publishing – For shipments to schools, revenue is recognized when risks and benefits transfer to the customer. Shipments to depositories are on consignment and revenue is recognized based on actual shipments from the depositories to the schools. For certain software-based products, the Company offers new customers installation, maintenance and training with these products and, in such cases, revenue is deferred and recognized as services are delivered or over the life of the contract.

Toy Catalog – Revenue from the sale of children’s toys to the home through catalogs is recognized when risks and benefits transfer to the customer, which is generally at the time of shipment. A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns over the allowable return period. Actual returns could differ from the Company’s estimate.

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

Magazine Advertising – Revenue is recognized when the magazine is for sale and available to the subscribers.

Scholastic In-School Marketing – Revenue is recognized when the Company has satisfied its obligations under the program and the customer has acknowledged acceptance of the product or service. Certain revenues may be deferred pending future deliverables.

Accounts receivable:

Accounts receivable are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for returns are based on historical return rates and sales patterns. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging and prior collection experience to estimate the ultimate collectability of these receivables. In the Company’s trade business, a reserve for estimated bad debts is established at the time of sale and the reserve continues to be monitored based on the aging of accounts receivable held by the Company’s third party administrator and the Company’s evaluation of the creditworthiness of the parties responsible for payment. While the Company uses a third party to invoice and collect for shipments made for certain channels, the Company bears the majority of the responsibility in the case of uncollectible accounts. A one percentage point change in the estimated bad debt reserve rates, which are applied to the accounts receivable aging, would have resulted in an increase or decrease in operating income for the year ended May 31, 2011 of approximately $2.8 million.

Inventories:

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates and sales patterns of its products. The impact of a one percentage point change in the obsolescence reserve rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2011 of approximately $3.8 million.

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

With regard to goodwill, the Company compares the estimated fair value of its identified reporting units to the carrying value of the net assets. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the units, in addition to comparisons to similar companies. The Company reviews its definition of reporting units periodically. The Company evaluates its operating segments to determine if there are components one level below the operating segment. A component is present if discrete financial information is available and segment management regularly reviews the operating results of the business. If an operating segment only contains a single component, that component is determined to be a reporting unit for goodwill impairment testing purposes. If an operating segment contains multiple components, the Company evaluates the economic characteristics of these components. Any components within an operating segment that share similar economic characteristics are aggregated and deemed to be a reporting unit for goodwill impairment testing purposes. Components within the same operating segment that do not share similar economic characteristics are deemed to be individual reporting units for goodwill impairment testing purposes. The Company has identified twelve separate reporting units for goodwill impairment testing purposes. For each reporting unit with a goodwill asset, impairment testing is conducted at the reporting unit level.

The determination of the fair value of the Company’s reporting units involves a number of assumptions, including the estimates of future cash flows, discount rates and market-based multiples, among others, each of which is subject to change. Accordingly, it is possible that changes in assumptions and the performance of certain reporting units could lead to impairments in future periods, which may be material. The fair value of each of the Company’s reporting units which have goodwill have fair values that exceed the carrying value of that reporting unit by at least 20% at May 31, 2011.

Intangible assets with definite lives consist principally of customer lists, covenants not to compete, and certain other intellectual property assets and are amortized over their expected useful lives. Customer lists are amortized on a straight-line basis over a five-year period, while covenants not to compete are amortized on a straight-line basis over their contractual term. Other intellectual property assets are amortized over their remaining useful lives.

Unredeemed Incentive Credits:

The Company employs incentive programs to encourage sponsor participation in its book clubs and book fairs. These programs allow the sponsors to accumulate credits which can then be redeemed for Company products or other items offered by the Company. The Company recognizes a liability at the estimated cost of providing these credits at the time of the recognition of revenue for the underlying purchases of Company product that resulted in the granting of the credits. As the credits are redeemed, such liability is reduced. Estimates are based on historical redemption patterns and sponsor attrition rates.

Other noncurrent liabilities:

All of the rate assumptions discussed below impact the Company’s calculations of its pension and post-retirement obligations. Any change in market performance, interest rate performance, assumed health care costs trend rate or compensation rates could result in significant changes in the Company’s pension and post-retirement obligations.

Pension obligations – The Corporation and certain of its subsidiaries have defined benefit pension plans (the “pension plans”), covering the majority of their employees who meet certain eligibility requirements. Effective as of June 1, 2009, the U.S. cash balance retirement plan (the “Pension Plan”) closed to new participants and accrual of future benefits under the Plan stopped for virtually all participants. Accordingly, a participant’s benefit does not consider pay earned and service credited after June 1, 2009. Grolier Limited, an indirect subsidiary of Scholastic Corporation located in Canada, provided a defined benefit pension plan (the “Grolier Canada Pension Plan”) that covered its employees who met certain eligibility requirements. During the fiscal year ended May 31, 2011, the Company completed the settlement of the Grolier Canada Pension Plan. The Company’s pension plans and other post-retirement benefits are accounted for using actuarial valuations required by current accounting guidance and the related recognition and disclosure provisions which require the Company to recognize the net funded status of its pension plans in its consolidated balance sheet.

The Company’s pension calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and interest cost components of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost. A one percentage point change in the discount rate and expected long-term return on plan assets would have resulted in an increase or decrease in operating income for the year ended May 31, 2011 of approximately $0.3 million and $1.2 million, respectively. Pension benefits in the cash balance plan for employees located in the United States are based on formulas in which the employees’ balances are credited monthly with interest based on the average rate for one-year United States Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment periods.

Other post-retirement benefits – The Corporation provides post-retirement benefits, consisting of healthcare and life insurance benefits, to eligible retired United States-based employees. The post-retirement medical plan benefits are funded on a pay-as-you-go basis, with the Company paying a portion of the premium and the employee paying the remainder. The existing benefit obligation is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the service and interest cost components of net periodic post-retirement benefit cost. A one percentage point change in the discount rate would have resulted in an increase or decrease in operating income of approximately $0.3 million for the year ended May 31, 2011. The assumed health care cost trend rate is used in the measurement of the long-term expected increase in medical claims. A one percentage point change in the health care cost trend rate would have resulted in an increase or decrease in operating income of approximately $0.2 million for the year ended May 31, 2011. A one percentage point change in the health care cost trend rate would have resulted in an increase or decrease in the post-retirement benefit obligation as of May 31, 2011 of approximately $4.1 million and $3.5 million, respectively.

Stock-based compensation – The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized ratably over the period during which an employee is required to provide service in exchange for the award. The Company adopted this accounting guidance using the modified-prospective application method and, accordingly, recognizes compensation cost for stock-based compensation for all new or modified grants after the date of adoption. In addition, the Company recognizes the unvested portion of the grant-date fair value of awards granted prior to the adoption based on the fair values previously calculated for disclosure purposes. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model requires management to make significant judgments and estimates. The use of different assumptions and estimates in the option pricing model could have a material impact on the estimated fair value of option grants and the related expense. The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term is determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield is based on actual dividends paid or to be paid by the Company. When calculating expected stock price volatility, the Company utilizes the Company’s historical stock price for the preceding eight-year period.

Discontinued Operations – Long-lived assets classified within discontinued operations are recognized at the estimated fair value less cost to sell those long-lived assets for assets held for sale. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections; excess working capital levels; real estate values; and the anticipated costs involved in the selling process. The Company recognizes operations as discontinued when the operations have either ceased or are expected to be disposed of in a sale transaction in the near term, the operations and cash flows of all discontinued operations have been eliminated, or will be eliminated upon consummation of the expected sale transaction, and the Company will not have any significant continuing involvement in the discontinued operations subsequent to the expected sale transaction. In addition, for a description of the significant assumptions and estimates used by management in connection with discontinued operations, see Note 3 of Notes to the Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

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

The Company recognizes a liability for uncertain tax positions based upon the current accounting guidance, which provides guidance on recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that a company has taken or expects to file in a tax return. The guidance states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information.

The Company considers its investments in foreign subsidiaries to be indefinitely reinvested, and, accordingly, does not provide taxes for the repatriation of these investments. The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested.

Results of Operations

(Amounts in millions, except per share data) For fiscal years ended May 31,

	2011		2010		2009

	$	% (1)	$	% (1)	$	% (1)

Revenues:
Children’s Book Publishing and Distribution	$922.0	48.4	$910.6	47.6	$940.4	50.9
Educational Publishing	428.0	22.5	476.5	24.9	384.2	20.8
Media, Licensing and Advertising	111.2	5.8	113.8	6.0	125.7	6.7
International	444.9	23.3	412.0	21.5	399.0	21.6

Total revenues	1,906.1	100.0	1,912.9	100.0	1,849.3	100.0

Cost of goods sold (exclusive of depreciation)	885.9	46.5	859.8	44.9	881.7	47.7
Selling, general and administrative expenses	835.7	43.8	803.4	42.0	777.2	42.0
Bad debt expense (2)	13.6	0.7	9.5	0.5	15.8	0.9
Depreciation and amortization	60.1	3.2	59.5	3.1	61.2	3.3
Severance (3)	6.7	0.4	9.2	0.5	26.5	1.4
Impairment charge (4)	3.4	0.1	43.1	2.3	26.3	1.4

Operating income	100.7	5.3	128.4	6.7	60.6	3.3

Other (expense) income (5)	(0.4)	—	0.9	—	0.7	—
Interest income	1.5	0.1	1.6	0.1	1.2	0.1
Interest expense	(17.1)	(0.9)	(17.8)	(0.9)	(24.2)	(1.3)
Loss on investments (6)	(3.6)	(0.2)	(1.5)	(0.1)	(13.5)	(0.7)

Earnings from continuing operations before income taxes	81.1	4.3	111.6	5.8	24.8	1.4

Earnings from continuing operations	43.6	2.3	58.7	3.1	7.0	0.4

Loss from discontinued operations, net of tax	(4.2)	(0.2)	(2.6)	(0.2)	(21.3)	(1.2)

Net income (loss)	$39.4	2.1	$56.1	2.9	$(14.3)	(0.8)

Earnings (loss) per share:
Basic:
Earnings from continuing operations	$1.31		$1.61		$0.19
Loss from discontinued operations	$(0.13)		$(0.07)		$(0.57)
Net income (loss)	$1.18		$1.54		$(0.38)
Diluted:
Earnings from continuing operations	$1.29		$1.59		$0.19
Loss from discontinued operations	$(0.13)		$(0.07)		$(0.57)
Net income (loss)	$1.16		$1.52		$(0.38)

(1)	Represents percentage of total revenues.

(2)	In fiscal 2011, the Company recorded pretax bad debt expense of $3.5 associated with the bankruptcy filing of a single customer.

(3)	In fiscal 2009, the Company recorded a pretax severance expense of $18.1, which was primarily related to the Company’s voluntary retirement program and a workforce reduction program.

(4)

In fiscal 2011, the Company recorded a pretax impairment charge of $3.4 related to assets in the Scholastic Library Publishing and Classroom Magazines business. In fiscal 2010, the Company recorded a pretax asset impairment charge of $36.3 attributable to intangible assets and prepublication costs associated with the library business, a pretax charge of $3.8 associated with a customer list and a pretax charge of $3.0 for goodwill and intangible assets associated with the Company’s direct-to-home toy catalog business. In fiscal 2009, the Company recorded a pretax $17.0 goodwill impairment charge attributable to the Company’s UK operations and a pretax asset impairment charge of $9.3 related to the Company’s Danbury facility.

(5)

In fiscal 2011, the Company recorded pretax expense of $0.4 consisting of transaction costs incurred for a business acquisition. In fiscal 2010, the Company recorded a pretax gain of $0.9 on note repurchases of $4.1. In fiscal 2009, the Company recorded a pretax gain of $0.4 on note repurchases of $2.1 and a pretax gain of $0.3 related to an accelerated payment of a note.

(6)

In fiscal 2011, the Company recorded a pretax loss of $3.6 related to a UK-based cost method investment. In fiscal 2010, the Company recorded a pretax loss of $1.5 related to a U.S.-based cost method investment. In fiscal 2009, the Company recorded a pretax loss of $13.5 on investments in the UK.

Results of Operations – Consolidated

Revenues for fiscal 2011 decreased by $6.8 million, to $1,906.1 million, compared to $1,912.9 million in fiscal 2010. This decrease was principally related to a $48.5 million decrease in the Educational Publishing segment relating to lower sales of educational technology products and related services by Scholastic Education and lower revenue of $2.6 million in the Media, Licensing and Advertising segment. These declines were partially offset by increased revenues of $32.9 million in the International segment, of which $23.9 million was related to foreign currency exchange rates, as well as increased revenues of $11.4 million in the Children’s Book Publishing and Distribution segment, driven by favorable results in the Company’s trade business. Revenues for fiscal 2010 from continuing operations increased by $63.6 million, to $1,912.9 million, compared to $1,849.3 million in fiscal 2009. This increase was principally related to $92.3 million in increased sales of educational technology products and related services by Scholastic Education in the Educational Publishing segment. In addition, foreign exchange positively impacted the Company’s revenues by $27.2 million, principally related to a weakening U.S. dollar against the Canadian dollar and Australian dollar. The increase was partially offset by a decline in revenues of $29.8 million from the Company’s Children’s Book Publishing and Distribution segment.

Cost of goods sold for fiscal 2011 increased by $26.1 million to $885.9 million, or 46.5% of revenues, from $859.8 million, or 44.9% of revenues, in the prior fiscal year. This increase in dollars and as a percentage of revenue was primarily related to increased product costs relating to promotions, as well as increased shipping costs resulting from an increased number of shipments in the Children’s Book Publishing and Distribution segment. Cost of goods sold for fiscal 2010 decreased to $859.8 million, or 44.9% of revenues, compared to $881.7 million, or 47.7% of revenues, in fiscal 2009. This decrease as a percentage of revenue was primarily related to the higher ratio of higher-margin educational technology product sales in fiscal 2010. Components of Cost of goods sold for fiscal 2011, 2010 and 2009 are as follows:

	($ amounts in millions)

	2011	2010	2009

Product, service and production costs	$504.3	$504.0	$507.8
Royalty costs	93.5	94.0	106.3
Prepublication and production amortization	51.1	51.0	44.8
Postage, freight, shipping, fulfillment and all other costs	237.0	210.8	222.8

Total	$885.9	$859.8	$881.7

Product, service and production costs for fiscal 2011 remained relatively flat compared to fiscal 2010 and 2009. Royalty costs for fiscal 2011 remained relatively flat to fiscal 2010 and decreased from fiscal 2009 due to the release of The Tales of Beedle the Bard in fiscal 2009. Prepublication and production amortization for fiscal 2011 remained flat to fiscal 2010 and increased compared to fiscal 2009 due to the acceleration of amortization of certain interactive and educational technology products. Postage, freight, shipping, fulfillment and all other costs increased in fiscal 2011 from fiscal 2010 primarily due to increased shipping costs resulting from an increased number of shipments in the Children’s Book Publishing and Distribution segment. Postage, freight, shipping, fulfillment and all other costs decreased in fiscal 2010 from fiscal 2009 due to lower postage charges as an increased number of orders were combined.

Selling, general and administrative expenses for fiscal 2011 increased by $32.3 million, to $835.7 million, compared to $803.4 million in the prior fiscal year, related to increased promotional spending and increased spending on digital initiatives, as well as higher employee costs. Selling, general and administrative expenses for fiscal 2010 increased by $26.2 million, to $803.4 million, from $777.2 million in fiscal 2009. This increase was primarily due to accruals for sales taxes of $15.4 million principally related to settlements with taxing authorities, as well as increased employee costs related to the increase in sales in the Educational Publishing segment.

Bad debt expense increased in fiscal 2011 by $4.1 million, to $13.6 million, from $9.5 million in fiscal 2010, primarily in the Children’s Book Publishing and Distribution segment related to a single customer’s bankruptcy. Bad debt expense decreased in fiscal 2010 by $6.3 million, to $9.5 million, compared to $15.8 million in fiscal 2009, when the Company recorded increased bad debt reserves in the Children’s Book Publishing and Distribution and Educational Publishing segments.

Severance expense for fiscal 2011 decreased by $2.5 million, to $6.7 million, compared to $9.2 million in fiscal 2010, and for fiscal 2010 by $17.3 million, to $9.2 million, compared to $26.5 million in fiscal 2009, primarily due to the expenses incurred in fiscal 2009 related to previously announced cost reduction programs.

In fiscal 2011, the Company determined the carrying value of its Scholastic Library Publishing and Classroom Magazines business within the Educational Publishing segment exceeded the fair value of this reporting unit and recorded an impairment charge of $3.4 million at May 31, 2011. In fiscal 2010, the Company recorded charges of $43.1 million for asset impairments consisting of: $36.3 million recorded in the Educational Publishing segment, as the Company implemented certain strategic initiatives during the fiscal year to centralize publishing efforts within the Children’s Book Publishing and Distribution segment, including the elimination of the front list for certain library-specific titles within the Educational Publishing segment; $3.8 million recorded in the Company’s International segment related to a customer list acquired as part of the dissolution of a joint venture in the United Kingdom; and $3.0 million relating to goodwill and other intangible assets of the Company’s direct-to-home toy catalog business recorded in the Company’s Media, Licensing and Advertising segment. In fiscal 2009, the Company recognized a non-cash charge for impairment of goodwill in its UK business of $17.0 million and an asset impairment charge of $9.3 million related to its Danbury operations.

The resulting operating income for fiscal 2011 decreased by $27.7 million, to $100.7 million, compared to $128.4 million in fiscal 2010, primarily related to the lower revenues, increased cost of goods sold, increased selling, general and administrative expenses and increased bad debt expense as discussed above, partially offset by the impairment charge in the prior fiscal year. The resulting operating income for fiscal 2010 increased by $67.8 million, to $128.4 million, compared to $60.6 million in the prior fiscal year, principally reflecting the strong results in the Company’s Educational Publishing segment compared to the prior fiscal year.

Net interest expense for fiscal 2011 decreased by $0.6 million, to $15.6 million, compared to $16.2 million in fiscal 2010, primarily related to lower debt levels. Net interest expense for fiscal 2010 decreased by $6.8 million, to $16.2 million, compared to $23.0 million in fiscal 2009, driven by lower borrowing levels and favorable interest rates.

In fiscal 2011, the Company recognized a $3.6 million non-cash loss on a UK-based cost method investment. In fiscal 2010, the Company recognized a non-cash loss on a U.S.-based cost method investment in the amount of $1.5 million. In fiscal 2009, the Company recognized non-cash unrealized losses on investments in a UK book distribution business and related entities of $13.5 million.

The Company’s provision for income taxes with respect to continuing operations resulted in an effective tax rate of 46.2%, 47.4% and 71.8% for fiscal 2011, 2010 and 2009, respectively. The Company’s effective tax rate for fiscal 2009 exceeds statutory rates as a result of net operating losses experienced in foreign operations, primarily in the United Kingdom, for which the Company does not expect to realize future tax benefits.

Earnings from continuing operations decreased by $15.1 million, to $43.6 million, in fiscal 2011, from $58.7 million in fiscal 2010, which increased by $51.7 million, from $7.0 million in fiscal 2009. The basic and diluted earnings from continuing operations per share of Class A Stock and Common Stock were $1.31 and $1.29, respectively, in fiscal 2011, $1.61 and $1.59, respectively, in fiscal 2010 and $0.19 and $0.19, respectively, in fiscal 2009.

Loss from discontinued operations, net of tax, increased to $4.2 million in fiscal 2011, compared to a loss, net of tax, of $2.6 million in fiscal 2010. The increase was primarily driven by costs related to the fiscal 2011 settlement of the Canada Grolier Pension Plan. The loss from discontinued operations, net of tax, of $2.6 million in fiscal 2010 decreased by $18.7 million, compared to $21.3 million in fiscal 2009, primarily driven by the Company ceasing certain operations in Latin America.

The resulting net income for fiscal 2011 was $39.4 million, or $1.18 and $1.16 per basic and diluted share, respectively, compared to net income of $56.1 million, or $1.54 and $1.52 per basic and diluted share, respectively, in fiscal 2010. Net loss in fiscal 2009 was $14.3 million, or $0.38 per share. The weighted average shares of Class A Stock and Common Stock outstanding, which is used to calculate earnings or loss per share, were lower in fiscal 2011 compared to 2010 and 2009, primarily due to a modified Dutch auction share repurchase program executed in fiscal 2011.

Results of Operations - Segments

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

	($ amounts in millions)

	2011	2010	2009

Revenues	$922.0	$910.6	$940.4
Operating income	78.1	117.9	101.8

Operating margin	8.5%	12.9%	10.8%

Revenues in the Children’s Book Publishing and Distribution segment accounted for 48.4% of the Company’s revenues in fiscal 2011, 47.6% in fiscal 2010 and 50.9% in fiscal 2009. In fiscal 2011, segment revenues increased by $11.4 million, to $922.0 million, compared to $910.6 million in fiscal 2010. In fiscal 2010, revenues declined by $29.8 million, to $910.6 million, compared to $940.4 million in fiscal 2009.

Revenues from school book clubs in fiscal 2011 decreased by $6.7 million, to $298.2 million, compared to $304.9 million in the prior fiscal year related to lower revenue per order, slightly offset by a higher number of orders. In fiscal 2010, school book club revenues decreased by $36.0 million, to $304.9 million, compared to $340.9 million in fiscal 2009, primarily reflecting fewer orders and sponsors, principally related to teacher reassignments at the start of the school year which impacted customer acquisition.

Revenues from the Company’s trade distribution channel increased by $14.8 million, to $189.4 million, compared to $174.6 million in fiscal 2010, driven by increased sales of ebooks including the Hunger Games trilogy. Trade revenues decreased by $9.1 million, to $174.6 million in fiscal 2010, compared to $183.7 million in fiscal 2009 when the Company released The Tales of Beedle the Bard.

Revenues from school book fairs increased by $3.3 million, to $434.4 million in fiscal 2011, compared to $431.1 million in fiscal 2010, related to higher revenue per fair and higher fair count, partially offset by lower warehouse sales. In fiscal 2010, school book fair revenues increased by $15.3 million, to $431.1 million, compared to $415.8 million in fiscal 2009, primarily due to higher revenue per fair.

Segment operating income in fiscal 2011 decreased by $39.8 million, to $78.1 million, compared to $117.9 million in fiscal 2010, which was driven primarily by higher promotional spending in the school book clubs business, as well as spending on digital initiatives, partially offset by favorable cost of goods sold in the Company’s book fairs channel. In fiscal 2010, segment operating income increased by $16.1 million, to $117.9 million, compared to $101.8 million in fiscal 2009. This increase was primarily related to operational improvements in the school-based book fairs business driven by the full implementation of the point-of-sale system, which enhanced inventory controls, favorable returns and reduced bad debt expenses in the trade business and reduced promotional expenses in the school-based book clubs business, partially offset by lower school book clubs revenues and an increase in sales tax expense primarily related to a settlement with a taxing authority.

EDUCATIONAL PUBLISHING

	($ amounts in millions)

	2011	2010	2009

Revenues	$428.0	$476.5	$384.2
Operating income	51.6	67.2	55.8

Operating margin	12.1%	14.1%	14.5%

Revenues in the Educational Publishing segment accounted for 22.5% of the Company’s revenues in fiscal 2011, 24.9% in fiscal 2010 and 20.8% in fiscal 2009. In fiscal 2011, segment revenues decreased by $48.5 million, to $428.0 million, compared to $476.5 million in fiscal 2010, primarily due to lower sales of educational technology products and related services compared to the prior year when the Company benefited from the significant impact of federal stimulus funding for education. In fiscal 2010, revenues increased by $92.3 million, to $476.5 million, compared to $384.2 million in the prior year. This increase was the result of higher sales of READ 180 ®, System 44 and other educational technology products and related services in Scholastic Education, as well as new adoptions, in particular the California adoption, of READ 180 and System 44, and the significant impact of federal stimulus funding for education.

In fiscal 2011, segment operating income decreased by $15.6 million, to $51.6 million, from $67.2 million in fiscal 2010, primarily related to lower revenues and an impairment charge of $3.4 million for certain assets in the Scholastic Library Publishing and Classroom Magazines business, partially offset by the prior fiscal year’s asset impairment charge of $36.3 million. In fiscal 2010, segment operating income increased by $11.4 million, to $67.2 million, compared to $55.8 million in the fiscal 2009, primarily due to higher revenues, partially offset by an asset impairment charge of $36.3 million recorded in the second quarter of fiscal 2010 in connection with the Company’s decision to consolidate supplemental non-fiction and library publishing activities into the Children’s Book Publishing and Distribution segment.

MEDIA, LICENSING AND ADVERTISING

	($ amounts in millions)

	2011	2010	2009

Revenues	$111.2	$113.8	$125.7
Operating loss	(1.2)	(4.2)	—

Operating margin	*	*	*

*	not meaningful

Revenues in the Media, Licensing and Advertising segment accounted for 5.8% of the Company’s revenues in fiscal 2011, 6.0% in fiscal 2010 and 6.7% in fiscal 2009. In fiscal 2011, segment revenues declined by $2.6 million, to $111.2 million, compared to $113.8 million in fiscal 2010, as a result of lower revenues in the Company’s interactive business, partially offset by an increase in revenues in the Company’s production business. In fiscal 2010, segment revenues decreased by $11.9 million, to $113.8 million, from $125.7 million in fiscal 2009, primarily due to lower revenues from sales of software and interactive products, as well as lower revenues from the Company’s direct-to-home toy catalog business.

In fiscal 2011, the segment experienced a lower operating loss of $1.2 million, compared to an operating loss of $4.2 million in fiscal 2010, primarily due to impairment charges of $3.0 million recorded in fiscal 2010 related to the Company’s direct-to-home toy catalog business, which was also the primary driver in the increased loss in fiscal 2010 as compared to fiscal 2009.

INTERNATIONAL

	($ amounts in millions)

	2011	2010	2009

Revenues	$444.9	$412.0	$399.0
Operating income	38.3	30.0	7.3

Operating margin	8.6%	7.3%	1.8%

Revenues in the International segment accounted for 23.3% of the Company’s revenues in fiscal 2011, 21.5% in fiscal 2010 and 21.6% in fiscal 2009. In fiscal 2011, segment revenues increased by $32.9 million. This increase was primarily due to the favorable impact of foreign currency exchange rates of $23.9 million, principally in Australia and Canada, as well as increased sales in Australia and Canada, partially offset by lower revenue in the United Kingdom. In fiscal 2010, segment revenues increased by $13.0 million, to $412.0 million, from $399.0 million in the prior fiscal year. This increase was primarily due to the favorable impact of foreign currency exchange rates of $27.2 million, principally in Australia and Canada, partially offset by sales declines in Canada of $7.1 million and the United Kingdom of $5.4 million.

Segment operating income in fiscal 2011 increased by $8.3 million, to $38.3 million, compared to $30.0 million in fiscal 2010, related to favorable results in the Company’s Australia operations. Segment operating income in fiscal 2010 increased by $22.7 million, to $30.0 million, compared to $7.3 million in the prior fiscal year, primarily reflecting a non-cash charge for impairment of goodwill of $17.0 million in the United Kingdom in the prior year. Restructuring costs in the United Kingdom of $3.0 million and $4.7 million were recorded in fiscal 2011 and 2010, respectively. In addition, a $3.8 million non-cash impairment charge in the United Kingdom was recorded in fiscal 2010.

Liquidity and Capital Resources

The Company’s cash and cash equivalents, including the cash of the discontinued operations, totaled $105.3 million at May 31, 2011, compared to $244.1 million at May 31, 2010 and $143.6 million at May 31, 2009.

Cash provided by operating activities was $228.4 million for fiscal 2011, a decline of $47.4 million compared to $275.8 million for fiscal 2010. While earnings from continuing operations were only $15.1 million higher in the prior fiscal year, non-cash items were significantly higher in fiscal 2010 driven by impairment charges of $43.1 million. Tax payments, net of refunds, in fiscal 2011 were $31.5 million, compared to $22.3 million in fiscal 2010.

The decline in cash provided by operating activities related to net income was offset in part by net changes in the Company’s working capital and other operating accounts, which yielded positive cash flows of $5.6 million in fiscal 2011 as compared to negative cash flows of $30.3 million in the prior fiscal year. This was driven primarily by:

•

Increases in accounts payable balances resulting in a source of cash of $18.9 million for fiscal 2011 as compared to decreases in accounts payable balances resulting in a use of cash of $27.0 million in fiscal 2010. The changes in both periods are the result of the timing of payments, and are not indicative of changes in the Company’s overall working capital requirements.

•

Increases in accounts receivable balances which resulted in a cash use of $12.6 million for fiscal 2011, while increases in accounts receivable balances resulted in a cash use of $22.4 million in fiscal 2010, resulting in a lower net use of cash in fiscal 2011 of $9.8 million. The difference is related primarily to higher receivable balances in the Company’s educational technology business.

partially offset by:

•

Increased inventory balances resulting in a use of cash of $10.0 million for fiscal 2011 as compared to decreased inventories which resulted in a source of cash of $3.4 million in fiscal 2010, resulting in an increase in cash used in operating activities of $13.4 million in fiscal 2011. This change was primarily driven by higher purchases in fiscal 2011 following significant inventory reductions during the second half of fiscal 2010.

•

Decreased accrued royalty balances resulting in a use of cash of $8.3 million in fiscal 2011 as compared to increased accrued royalty balances in the prior year of $0.4 million, resulting in an increase in cash used in operating activities of $8.7 million.

Cash used in investing activities increased by $36.1 million, to $141.1 million, for the fiscal year ended May 31, 2011, from $105.0 million in the prior fiscal year. This increase was primarily due to a $24.3 million purchase of the land on which the Company’s corporate headquarters are located and an $8.2 million, net of cash received, business acquisition of Math Solutions in fiscal 2011. The Company’s fiscal 2011 investments in prepublication costs and property plant and equipment reflect spending for the Company’s digital initiatives in fiscal 2011.

Cash used in financing activities increased by $159.6 million, to $230.5 million, in fiscal 2011, compared to $70.9 million in fiscal 2010. The change was primarily due to the completion of a modified Dutch auction tender offer in the current year period. The Company accepted for purchase 5,199,699 of its Common shares at a price of $30.00 per share, for a total cost of $157.2 million, inclusive of related fees and expenses. The Company funded the purchase of the shares in the tender offer using cash on hand and short-term borrowings under its existing credit facility, which have since been repaid.

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

The Company’s operating philosophy is to use cash provided from operating activities to create value by paying down debt, to reinvest in existing businesses and, from time to time, to make acquisitions that will complement its portfolio of businesses and to engage in shareholder enhancement initiatives, such as dividend declarations and share purchases. The Company believes that cash on hand, funds generated by its operations and funds available under its credit facilities will be sufficient to finance its short- and long-term capital requirements.

Despite the current economic conditions, the Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund on-going operations, including pension contributions, dividends, currently authorized common share repurchases, debt service, planned capital expenditures and other investments. As of May 31, 2011, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $105.3 million, cash from operations, and borrowings remaining available under the Revolving Loan (as described under “Financing” below) totaling $325.0 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its on-going operating needs, as well as its financing and investing activities.

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

The Company intends to enter into a new revolving credit facility to replace the existing facility, which matures on June 1, 2012. The Company believes that prevailing market conditions, coupled with strong relations with its credit banks, will enable it to secure appropriate new senior financing prior to the termination of its existing credit agreement.

The following table summarizes, as of May 31, 2011, the Company’s contractual cash obligations by future period (see Notes 5, 6 and 12 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

amounts in millions
	Payments Due By Period

Contractual Obligations	1 Year or Less	Years 2-3	Years 4-5	After Year 5	Total

Minimum print quantities	$55.7	$114.5	$118.6	$216.1	$504.9
Royalty advances	5.8	2.6	0.2	—	8.6
Lines of credit and short-term debt	0.7	—	—	—	0.7
Capital leases (1)	5.0	10.7	10.2	191.1	217.0
Debt (1)	50.5	167.1	—	—	217.6
Pension and post-retirement plans	17.6	33.0	29.0	67.8	147.4
Operating leases	34.5	54.9	34.6	43.2	167.2

Total	$169.8	$382.8	$192.6	$518.2	$1,263.4

(1)	Includes principal and interest.

Financing

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) elected to replace the Company’s then-existing credit facilities with a new $525.0 million credit facility with certain banks (as amended, the “Loan Agreement”), consisting of a $325.0 million revolving credit component (the “Revolving Loan”) and a $200.0 million amortizing term loan component (the “Term Loan”). The Loan Agreement is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2012. The $325.0 million Revolving Loan component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0 million. The $200.0 million Term Loan component was established in order to fund the reacquisition by the Corporation of shares of its Common Stock pursuant to an Accelerated Share Repurchase Agreement (as more fully described in Note 11 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”) and was fully drawn on June 28, 2007 in connection with that transaction. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7 million, with the first payment made on December 31, 2007, and a final payment of $7.4 million due on June 1, 2012.

On August 16, 2010, the Borrowers entered into an amendment to the Loan Agreement, which added certain provisions related to covenants and interest. Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing Federal Funds rate plus 0.500% or (c) the Eurodollar Rate for a one month interest period plus 1%; or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based on the Company’s prevailing consolidated debt to total capital ratio. As of May 31, 2011 and 2010, the applicable margin on the Term Loan was 0.750% and the applicable margin on the Revolving Loan was 0.600%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at May 31, 2011 and 2010 was 0.150%. As of May 31, 2011, $50.2 million was outstanding under the Term Loan at an interest rate of 1.0%; at May 31, 2010, $93.0 million was outstanding under the Term Loan at an interest rate of 1.1%. There were no outstanding borrowings under the Revolving Loan as of May 31, 2011 and May 31, 2010. As of May 31, 2011, there was $1.4 million of outstanding standby letters of credit issued under the Loan Agreement. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at May 31, 2011 the Company was in compliance with these covenants.

The Company has unsecured money market bid rate credit lines totaling $20.0 million. There were no outstanding borrowings under these credit lines at May 31, 2011 and May 31, 2010. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the sole option of the lender.

As of May 31, 2011, the Company also had various local currency credit lines, with maximum available borrowings in amounts equivalent to $30.3 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $0.7 million at May 31, 2011 at a weighted average interest rate of 6.7%, compared to the equivalent of $7.5 million at May 31, 2010 at a weighted average interest rate of 3.9%. The increased interest rate in fiscal 2011 was due to higher local borrowing interest rates in Asia.

At May 31, 2011, the Company had open standby letters of credit of $6.6 million issued under certain credit lines, compared to $7.2 million as of May 31, 2010. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

The Company’s total debt obligations were $203.4 million at May 31, 2011 and $252.8 million at May 31, 2010. The lower level of debt at May 31, 2011 compared to the level at May 31, 2010 was primarily due to repayments made on the Term Loan.

For a more complete description of the Company’s debt obligations, see Note 5 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Acquisitions

In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. In fiscal 2011, the Company acquired Math Solutions, an education resources and professional development company focusing on K-12 math instruction (see Note 2 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”). The Company has integrated this business with Scholastic Education, its existing educational technology and services business. The Company will continue to evaluate such opportunities and prospects.

Item 7A | Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates.

Additionally, the Company sells product from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of May 31, 2011. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 25% of the Company’s debt at May 31, 2011 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 40% at May 31, 2010. The decrease in variable-rate debt as of May 31, 2011 compared to May 31, 2010 was primarily due to repayments made on the Term Loan. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of May 31, 2011 (see Note 5 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

$ amounts in millions

	Fiscal Year Maturity						Fair Value
	2012	2013	2014	2015	Thereafter	Total	2011

Debt Obligations
Lines of credit and short-term debt	$0.7	$—	$—	$—	$—	$0.7	$0.7
Average interest rate	6.7%
Long-term debt, including Current portion:
Fixed-rate debt	$—	$153.0	$—	$—	$—	$153.0	$156.6
Average interest rate		5.0%
Variable-rate debt	$42.8	$7.4 (1)	$—	$—	$—	$50.2	$50.2
Interest rate (2)	1.0%	1.0%

(1)	Represents the final payment under the Term Loan, which has a final maturity of June 1, 2012 but may be repaid at any time.

(2)	Represents the interest rate under the Term Loan at May 31, 2011; the interest rate is subject to change over the life of the Term Loan.

Item 8 | Consolidated Financial Statements and Supplementary Data

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Statements of Operations

(Amounts in millions, except per share data)
For fiscal years ended May 31,

	2011	2010	2009

Revenues	$1,906.1	$1,912.9	$1,849.3

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation)	885.9	859.8	881.7
Selling, general and administrative expenses	835.7	803.4	777.2
Bad debt expense	13.6	9.5	15.8
Depreciation and amortization	60.1	59.5	61.2
Severance	6.7	9.2	26.5
Impairment charge	3.4	43.1	26.3

Total operating costs and expenses	1,805.4	1,784.5	1,788.7

Operating income	100.7	128.4	60.6

Other (expense) income	(0.4)	0.9	0.7
Interest income	1.5	1.6	1.2
Interest expense	(17.1)	(17.8)	(24.2)
Loss on investments	(3.6)	(1.5)	(13.5)

Earnings from continuing operations before income taxes	81.1	111.6	24.8
Provision for income taxes	37.5	52.9	17.8

Earnings from continuing operations	43.6	58.7	7.0

Loss from discontinued operations, net of tax	(4.2)	(2.6)	(21.3)

Net income (loss)	$39.4	$56.1	$(14.3)

Basic and diluted earnings (loss) per share of Class A and Common Stock

Basic:
Earnings from continuing operations	$1.31	$1.61	$0.19
Loss from discontinued operations	$(0.13)	$(0.07)	$(0.57)
Net income (loss)	$1.18	$1.54	$(0.38)
Diluted:
Earnings from continuing operations	$1.29	$1.59	$0.19
Loss from discontinued operations	$(0.13)	$(0.07)	$(0.57)
Net income (loss)	$1.16	$1.52	$(0.38)

Dividends declared per common share	$0.35	$0.30	$0.30

See accompanying notes

Consolidated Balance Sheets

(Amounts in millions, except share data) Balances at May 31,

ASSETS	2011	2010

Current Assets:
Cash and cash equivalents	$105.3	$244.1
Accounts receivable (less allowance for doubtful accounts of $22.3 at May 31, 2011 and $18.5 at May 31, 2010)	220.3	212.5
Inventories	309.9	315.7
Deferred income taxes	56.2	59.3
Prepaid expenses and other current assets	57.1	42.5
Current assets of discontinued operations	9.3	12.9

Total current assets	758.1	887.0

Property, Plant and Equipment
Land	37.1	13.0
Buildings	102.0	96.9
Capitalized software	234.0	214.6
Furniture, fixtures and equipment	245.8	227.1
Leasehold improvements	181.4	177.6

	800.3	729.2

Less accumulated depreciation and amortization	(461.3)	(412.6)

Net property, plant and equipment	339.0	316.6

Other Assets and Deferred Charges:

Prepublication costs	117.7	110.7
Royalty advances (less allowance for reserves of $71.8 at May 31, 2011 and $68.9 at May 31, 2010)	35.5	38.0
Production costs	7.4	7.1
Goodwill	154.2	156.6
Other intangibles	19.8	15.5
Noncurrent deferred income taxes	20.2	33.6
Other assets and deferred charges	35.1	35.3

Total other assets and deferred charges	389.9	396.8

Total assets	$1,487.0	$1,600.4

See accompanying notes

(Amounts in millions, except share data) Balances at May 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2011	2010

Current Liabilities:
Lines of credit and current portion of long-term debt	$43.5	$50.3
Capital lease obligations	0.5	0.9
Accounts payable	120.2	101.0
Accrued royalties	35.4	42.3
Deferred revenue	49.1	39.8
Other accrued expenses	173.4	156.2
Current liabilities of discontinued operations	0.6	2.9

Total current liabilities	422.7	393.4

Noncurrent Liabilities:
Long-term debt	159.9	202.5
Capital lease obligations	55.0	55.0
Other noncurrent liabilities	109.4	119.1

Total noncurrent liabilities	324.3	376.6

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value Authorized - 2,000,000; Issued - None	—	—
Class A Stock, $.01 par value Authorized - 4,000,000; Issued and Outstanding - 1,656,200 shares	0.0	0.0
Common Stock, $.01 par value Authorized - 70,000,000; Issued - 42,911,624 shares; Outstanding - 29,316,691 shares (42,911,624 shares issued and 34,598,258 shares outstanding at May 31, 2010)	0.4	0.4
Additional paid-in capital	576.6	569.2
Accumulated other comprehensive loss	(53.9)	(85.4)
Retained earnings	635.8	607.8
Treasury stock at cost	(418.9)	(261.6)

Total stockholders’ equity	740.0	830.4

Total liabilities and stockholders’ equity	$1,487.0	$1,600.4

See accompanying notes

Consolidated Statement of Changes in Stockholders’
Equity and Comprehensive Income (Loss)

(Amounts in millions, except share data)

					Additional Paid-in Capital
	Class A Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at May 31, 2008	1,656,200	$0.0	36,444,518	$0.4	$539.1

Comprehensive loss:
Net Loss	—	—	—	—	—
Other comprehensive loss, net:
Foreign currency translation adjustment	—	—	—	—	—
Pension and postretirement adjustments (net of tax of $(3.4))	—	—	—	—	—
Total other comprehensive loss	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—
Stock-based compensation	—	—	—	—	11.6
Proceeds from issuance of common stock pursuant to stock-based compensation	—	—	234,446	—	2.2
Purchases of treasury stock at cost	—	—	(1,938,689)	—	—
Dividends	—	—	—	—	—

Balance at May 31, 2009	1,656,200	$0.0	34,740,275	$0.4	$552.9

Comprehensive income:
Net Income	—	—	—	—	—
Other comprehensive income (loss), net:
Foreign currency translation adjustment	—	—	—	—	—
Pension and postretirement adjustments (net of tax of $(9.1))	—	—	—	—	—
Total other comprehensive loss	—	—	—	—	—
Total comprehensive income	—	—	—	—	—
Stock-based compensation	—	—	—	—	14.0
Proceeds from issuance of common stock pursuant to stock-based compensation	—	—	134,045	—	3.2
Purchases of treasury stock at cost	—	—	(411,977)	—	—
Treasury stock issued pursuant to stock purchase plans	—	—	135,915	—	(0.9)
Dividends	—	—	—	—	—

Balance at May 31, 2010	1,656,200	$0.0	34,598,258	$0.4	$569.2

Comprehensive income:
Net Income	—	—	—	—	—
Other comprehensive income, net:
Foreign currency translation adjustment	—	—	—	—	—
Pension and postretirement adjustments (net of tax of $4.0)	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—
Total comprehensive income	—	—	—	—	—
Stock-based compensation	—	—	—	—	13.7
Proceeds from issuance of common stock pursuant to stock-based compensation	—	—	104,100	—	2.9
Purchases of treasury stock at cost	—	—	(5,588,125)	—	—
Treasury stock issued pursuant to stock purchase plans	—	—	202,458	—	(9.2)
Dividends	—	—	—	—	—

Balance at May 31, 2011	1,656,200	$0.0	29,316,691	$0.4	$576.6

	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock At Cost	Total Stockholders’ Equity

Balance at May 31, 2008	$(34.7)	$588.3	$(220.0)	$873.1

Comprehensive loss:
Net Loss	—	(14.3)	—	(14.3)
Other comprehensive loss, net:
Foreign currency translation adjustment	(30.3)	—	—	(30.3)
Pension and postretirement adjustments (net of tax of $(3.4))	(12.1)	—	—	(12.1)

Total other comprehensive loss	—	—	—	(42.4)

Total comprehensive loss	—	—	—	(56.7)
Stock-based compensation	—	—	—	11.6
Proceeds from issuance of common stock pursuant to stock-based compensation	—	—	—	2.2
Purchases of treasury stock at cost	—	—	(34.0)	(34.0)
Dividends	—	(11.2)	—	(11.2)

Balance at May 31, 2009	$(77.1)	$562.8	$(254.0)	$785.0

Comprehensive income:
Net Income	—	56.1	—	56.1
Other comprehensive income (loss), net:
Foreign currency translation adjustment	2.8	—	—	2.8
Pension and postretirement adjustments (net of tax of $(9.1))	(11.1)	—	—	(11.1)

Total other comprehensive loss	—	—	—	(8.3)

Total comprehensive income	—	—	—	47.8
Stock-based compensation	—	—	—	14.0
Proceeds from issuance of common stock pursuant to stock-based compensation	—	—	—	3.2
Purchases of treasury stock at cost	—	—	(10.8)	(10.8)
Treasury stock issued pursuant to stock purchase plans	—		3.2	2.3
Dividends	—	(11.1)	—	(11.1)

Balance at May 31, 2010	$(85.4)	$607.8	$(261.6)	$830.4

Comprehensive income:
Net Income	—	39.4	—	39.4
Other comprehensive income, net:
Foreign currency translation adjustment	25.2	—	—	25.2
Pension and postretirement adjustments (net of tax of $4.0)	6.3	—	—	6.3

Total other comprehensive income	—	—	—	31.5

Total comprehensive income	—	—	—	70.9
Stock-based compensation	—	—	—	13.7
Proceeds from issuance of common stock pursuant to stock-based compensation	—	—	—	2.9
Purchases of treasury stock at cost	—	—	(166.9)	(166.9)
Treasury stock issued pursuant to stock purchase plans	—		9.6	0.4
Dividends	—	(11.4)	—	(11.4)

Balance at May 31, 2011	$(53.9)	$635.8	$(418.9)	$740.0

See accompanying notes

Consolidated Statements of Cash Flows

(Amounts in millions) Years ended May 31,

	2011	2010	2009

Cash flows provided by operating activities:
Net income (loss)	$39.4	$56.1	$(14.3)
Loss from discontinued operations, net of tax	(4.2)	(2.6)	(21.3)

Earnings from continuing operations	43.6	58.7	7.0

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities of continuing operations:
Provision for losses on accounts receivable	13.6	9.5	15.8
Provision for losses on inventory	27.3	27.2	28.4
Provision for losses on royalty advances	4.5	6.8	12.6
Amortization of prepublication and production costs	51.1	51.0	44.8
Depreciation and amortization	60.1	59.5	61.2
Deferred income taxes	(3.0)	29.4	35.3
Stock-based compensation	13.7	14.0	11.6
Non cash write off related to asset impairment	3.4	43.1	26.3
Unrealized loss on investments	3.6	1.5	13.5
Changes in assets and liabilities:
Accounts receivable	(12.6)	(22.4)	(17.7)
Inventories	(10.0)	3.4	(25.8)
Prepaid expenses and other current assets	1.6	2.4	7.3
Deferred promotion costs	0.1	0.8	0.3
Royalty advances	(1.2)	(3.7)	(6.6)
Accounts payable	18.9	(27.0)	25.6
Other accrued expenses	14.5	18.8	(28.3)
Accrued royalties	(8.3)	0.4	(2.5)
Deferred revenue	8.7	5.6	(0.5)
Pension and post-retirement liabilities	(11.3)	(3.6)	(4.4)
Other noncurrent liabilities	5.2	(5.0)	5.0
Other, net	5.8	3.2	(3.3)

Total adjustments	185.7	214.9	198.6

Net cash provided by operating activities of continuing operations	229.3	273.6	205.6
Net cash (used in) provided by operating activities of discontinued operations	(0.9)	2.2	(17.0)

Net cash provided by operating activities	228.4	275.8	188.6

Cash flows used in investing activities:
Prepublication and production expenditures	(57.9)	(48.9)	(57.8)
Additions to property, plant and equipment	(50.0)	(55.3)	(45.1)
Acquisition related payments	(10.1)	(1.0)	(4.4)
Land acquisition	(24.3)	—	—
Net cash proceeds from sale of discontinued operations	—	0.2	33.0
Other	1.2	—	1.7

Net cash used in investing activities of continuing operations	(141.1)	(105.0)	(72.6)
Net cash used in investing activities of discontinued operations	—	—	(0.8)
Net cash used in investing activities	(141.1)	(105.0)	(73.4)

See accompanying notes

(Amounts in millions) Years ended May 31,

	2011	2010	2009

Cash flows used in financing activities:
Borrowings under credit agreement and revolving loan	70.0	—	220.3
Repayment of credit agreement and revolving loan	(70.0)	—	(220.3)
Repayment of term loan	(42.8)	(42.8)	(42.8)
Repurchase of 5.00% notes	—	(4.1)	(2.1)
Borrowings under lines of credit	118.6	157.0	465.0
Repayments under lines of credit	(128.2)	(159.0)	(461.4)
Repayment of capital lease obligations	(2.0)	(3.4)	(4.9)
Reacquisition of common stock	(166.9)	(10.8)	(34.0)
Proceeds pursuant to stock-based compensation plans	2.9	3.2	2.3
Payment of dividends	(10.8)	(10.9)	(8.4)
Other	(1.3)	(0.1)	—

Net cash used in financing activities of continuing operations	(230.5)	(70.9)	(86.3)
Net cash used in financing activities	(230.5)	(70.9)	(86.3)
Effect of exchange rate changes on cash and cash equivalents	4.4	0.6	(5.7)

Net (decrease) increase in cash and cash equivalents	(138.8)	100.5	23.2
Cash and cash equivalents at beginning of period, including cash of discontinued operations of $0.0, $0.0 and $4.3 at June 1, 2010, 2009 and 2008, respectively	244.1	143.6	120.4

Cash and cash equivalents at end of period, including cash of discontinued operations of $0.0, $0.0 and $0.0 at May 31, 2011, 2010 and 2009, respectively	$105.3	$244.1	$143.6

	2011	2010	2009

Supplemental Information:
Income taxes payments (refunds), net	$31.5	$22.3	$(5.3)
Interest paid	15.4	16.5	23.1

See accompanying notes

Notes to Consolidated Financial Statements

(Amounts in millions, except share and per share data)

1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the business

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is a global children’s publishing, education and media company. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading and learning. The Company is the world’s largest publisher and distributor of children’s books and a leading developer of educational technology products. Scholastic also creates quality educational and entertainment materials and products for use in school and at home, including magazines, children’s reference and non-fiction materials, teacher materials, television programming, film, ebooks and toys. The Company is a leading operator of school-based book clubs and book fairs in the United States. It distributes its products and services through these proprietary channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. In addition to its operations in the United States, Scholastic has operations in Canada, the United Kingdom, Australia, New Zealand, Ireland, India, China, Singapore and other parts of Asia, and, through its export business, sells products in over 140 countries.

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

The Company’s significant estimates include those developed for:

•	Accounts receivable, returns and allowances

•	Pension and post-retirement obligations

•	Uncertain tax positions

•	Inventory reserves

•	Sales taxes

•	Royalty advance reserves

•	Customer reward programs

•	Impairment testing for goodwill, intangibles and other long-lived assets

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

Trade – Revenue from the sale of children’s books for distribution in the retail channel is primarily recognized when risks and benefits transfer to the customer, which generally is at the time of shipment, or when the product is on sale and available to the public. For newly published titles, the Company, on occasion, contractually agrees with its customers when the publication may be first offered for sale to the public, or an agreed upon “Strict Laydown Date.” For such titles, the risks and benefits of the publication are not deemed to be transferred to the customer until such time that the publication can contractually be sold to the public, and the Company defers revenue on sales of such titles until such time as the customer is permitted to sell the product to the public.

A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns. Actual returns could differ from the Company’s estimate. A reserve for estimated bad debts is established at the time of sale and is based on the aging of accounts receivable held by the Company’s third party administrator. While the Company uses a third party to invoice and collect for the majority of shipments made, the Company bears the majority of the responsibility in the case of uncollectible accounts.

Educational Publishing – For shipments to schools, revenue is recognized when risks and benefits transfer to the customer. Shipments to depositories are on consignment and revenue is recognized based on actual shipments from the depositories to the schools. For certain software-based products, the Company offers new customers installation and training with the products and, in such cases, revenue is deferred and recognized as services are delivered over the life of the contract.

Toy Catalog – Revenue from the sale of children’s toys to the home through catalogs is recognized when risks and benefits transfer to the customer, which generally is at the time of shipment. A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns over the allowable return period.

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

Magazine Advertising - Advertising revenue is recognized when the magazine is for sale and available to the subscribers.

Scholastic In-School Marketing – Revenue is recognized when the Company has satisfied its obligations under the program and the customer has acknowledged acceptance of the product or service. Certain revenues may be deferred pending future deliverables.

Cash equivalents

Cash equivalents consist of short-term investments with original maturities of three months or less.

Accounts receivable

Accounts receivable are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging and prior collection experience to estimate the ultimate collectability of these receivables. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectable, the balance is then written off.

Inventories

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates, and sales patterns of its products and specifically identified obsolete inventory.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are recorded on a straight-line basis, over estimated useful lives. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Capitalized software, net of accumulated amortization, was $59.2 and $61.2 at May 31, 2011 and 2010, respectively. Capitalized software is depreciated over a period of three to seven years. Amortization expense for capitalized software was $25.8, $25.0 and $25.2 for the fiscal years ended May 31, 2011, 2010 and 2009, respectively. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. Included in Depreciation and amortization is $1.2 related to capitalized leases for the year ended May 31, 2011. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives.

Leases

Lease agreements are evaluated to determine whether they are capital or operating leases. When substantially all of the risks and benefits of property ownership have been transferred to the Company, as determined by the test criteria in the current authoritative guidance, the lease is recognized as a capital lease.

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

Goodwill and intangible assets

Goodwill and other intangible assets with indefinite lives are not amortized and are reviewed for impairment annually or more frequently if impairment indicators arise. With regard to goodwill, the Company compares the estimated fair value of its identified reporting units to the carrying value of the net assets. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the units, in addition to comparisons to similar companies. The Company reviews its definition of reporting units annually or more frequently if conditions indicate that the reporting units may change. The Company evaluates its operating segments to determine if there are components one level below the operating segment. A component is present if discrete financial information is available, and segment management regularly reviews the operating results of the business. If an operating segment only contains a single component, that component is determined to be a reporting unit for goodwill impairment testing purposes. If an operating segment contains multiple components, the Company evaluates the economic characteristics of these components. Any components within an operating segment that share similar economic characteristics are aggregated and deemed to be a reporting unit for goodwill impairment testing purposes. Components within the same operating segment that do not share similar economic characteristics are deemed to be individual reporting units for goodwill impairment testing purposes. The Company has identified twelve separate reporting units for goodwill impairment testing purposes. For each reporting unit with a goodwill asset, impairment testing is conducted at the reporting unit level.

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

The Company believes that its taxable earnings, during the periods when the temporary differences giving rise to deferred tax assets become deductible or when tax benefit carryforwards may be utilized, should be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of the tax benefit carryforwards or the projected taxable earnings indicates that realization is not likely, the Company establishes a valuation allowance.

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

The Company accounts for uncertain tax positions using a two step method. Recognition occurs when an entity concludes that a tax position, based solely on technical merits, is more likely than not to be sustained upon examination. If a tax position is more likely than not to be sustained upon examination, the amount recognized is the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon settlement. The Company assesses all income tax positions and adjusts its reserves against these positions periodically based upon these criteria. The Company also assesses potential penalties and interest associated with these tax positions, and includes these amounts as a component of income tax expense.

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

The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested.

Unredeemed incentive credits

The Company employs incentive programs to encourage sponsor participation in its book clubs and book fairs. These programs allow the sponsors to accumulate credits which can then be redeemed for Company products or other items offered by the Company. The Company recognizes a liability for these credits at the time of the recognition of revenue for the underlying purchases of Company product that resulted in the granting of the credits, based on the estimated cost to provide the free products. As the credits are redeemed, such liability is reduced.

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

Pension obligations – Scholastic Corporation and certain of its subsidiaries have defined benefit pension plans covering the majority of their employees who meet certain eligibility requirements. The Company’s pension plans and other post-retirement benefits are accounted for using actuarial valuations.

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

Other post-retirement benefits – Scholastic Corporation provides post-retirement benefits, consisting of healthcare and life insurance benefits, to eligible retired United States-based employees. The post-retirement medical plan benefits are funded on a pay-as-you-go basis, with the Company paying a portion of the premium and the employee paying the remainder. The Company follows current authoritative guidance in calculating the existing benefit obligation, which is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the interest cost component of net periodic post-retirement benefit cost. The assumed health care cost trend rate is used in the measurement of the long-term expected increase in medical claims.

Foreign currency translation

The Company’s non-United States dollar-denominated assets and liabilities are translated into United States dollars at prevailing rates at the balance sheet date and the revenues, costs and expenses are translated at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of the foreign financial statements and the effect of exchange rate changes on long-term intercompany balances are accumulated and charged directly to the foreign currency translation adjustment component of stockholders’ equity until such time as the operations are substantially liquidated or sold. The Company considers its investments in foreign subsidiaries to be indefinitely reinvested, and accordingly, has not provided taxes for the repatriation of these investments. Therefore, the Company has not provided for taxes on cumulative translation adjustments within stockholders’ equity. The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested.

Shipping and handling costs

Amounts billed to customers for shipping and handling are classified as revenue. Costs incurred in shipping and handling are recognized in cost of goods sold.

Advertising Costs

The Company incurs costs for both direct-response and non direct-response advertising. The Company capitalizes direct-response advertising costs for expenditures, primarily in its Classroom Magazines division. The asset is amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received. Included in Prepaid expenses and other current assets on the balance sheet is $4.8 of capitalized advertising costs as of May 31, 2011 and 2010. The Company expenses non-direct response advertising costs as incurred.

Discontinued Operations

Long-lived assets classified within discontinued operations are recognized at the estimated fair value less cost to sell those long-lived assets for assets held for sale. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections; excess working capital levels; real estate values; and the anticipated costs involved in the selling process. The Company recognizes operations as discontinued when the operations have either ceased or are expected to be disposed of in a sale transaction in the near term; the operations and cash flows of all discontinued operations have been eliminated, or will be eliminated upon consummation of the expected sale transaction and the Company will not have any significant continuing involvement in the discontinued operations subsequent to the expected sale transaction.

Stock-based compensation

The Company recognizes the cost of employee and director services received in exchange for any stock-based awards. The Company recognizes compensation expense on a straight-line basis over an award’s requisite service period, which is generally the vesting period, based on the award’s fair value at the date of grant.

The fair values of stock options granted by the Company are estimated at the date of grant using the Black-Scholes option-pricing model. The Company’s determination of the fair value of stock-based payment awards using this option-pricing model is affected by the price of the Common Stock as well as by assumptions regarding highly complex and subjective variables, including, but not limited to, the expected price volatility of the Common Stock over the terms of the awards, the risk-free interest rate, and actual and projected employee stock option exercise behaviors. Estimates of fair value are not intended to predict actual future events or the value that may ultimately be realized by employees or directors who receive these awards.

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

The table set forth below provides the estimated fair value of options granted during fiscal years 2011, 2010 and 2009 and the significant weighted average assumptions used in determining the fair value for options granted by the Company under the Black-Scholes option pricing model. The expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the option grantees. The risk-free interest rate was based on the U.S. Treasury yield curve corresponding to the expected life in effect at the time of the grant. The volatility was estimated based on historical volatility corresponding to the expected life.

	2011	2010	2009

Estimated fair value of stock options granted	$8.15	$8.34	$9.51
Assumptions:
Expected dividend yield	1.3%	1.4%	0.7%
Expected stock price volatility	37.3%	37.6%	34.3%
Risk-free interest rate	2.0%	3.3%	3.4%
Expected life of options	6 years	7 years	6 years

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued authoritative accounting guidance that changes the consolidation model for variable interest entities (“VIE”s). The guidance requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the company (1) has the power to direct matters that most significantly impact the VIE’s economic performance, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this standard had no impact on the Company’s consolidated financial position, results of operations or cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued an update to authoritative guidance on the revenue recognition related to multiple deliverable revenue arrangements. The guidance addresses the accounting for multiple deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. The current authoritative guidance establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, this guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not chosen early adoption and is evaluating the impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In December 2010, the FASB issued an update to the authoritative guidance on the two-step testing required for impairment of goodwill and other intangible assets. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value. If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that an impairment of goodwill exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2010. Early adoption is not permitted. The Company is evaluating the impact on its consolidated financial position, results of operations and cash flows.

In December 2010, the FASB issued an update to the authoritative guidance related to business combinations. The amendments in this update specify that, for material business combinations, on an individual or aggregate basis, when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period. The amendments in this update also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company has not chosen early adoption and is evaluating the impact on its consolidated financial position, results of operations and cash flows.

In May 2011, the FASB issued an update to the authoritative guidance related to fair value measurements as a result of the FASB and the IASB working together to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments will add new disclosures, with a particular focus on Level 3 measurements. The objective of these amendments is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company is evaluating the impact on its consolidated financial position, results of operations and cash flows.

2. ACQUISITION AND LAND PURCHASE

On September 9, 2010, the Company acquired Math Solutions, an education resources and professional development company focusing on K-12 math instruction, for $8.2, net of cash acquired. The Company has integrated this business with its existing educational technology businesses. As a result of this transaction, the Company recognized $0.8 of goodwill and $5.6 of amortizable intangible assets.

Transaction costs of $0.4 were expensed in fiscal 2011 and are included in “Other (expense) income” on the Company’s consolidated statements of operations. The results of operations of this acquisition subsequent to the acquisition date are included in the Educational Publishing segment.

In the second quarter of fiscal 2011, the Company purchased the land on which its corporate headquarters are located for $24.3 and also satisfied capital lease obligations on this property of $1.3.

3. DISCONTINUED OPERATIONS

The Company monitors the expected cash proceeds to be realized from the disposition of discontinued operations’ assets, and adjusts asset values accordingly. The Company continuously evaluates its portfolio of businesses for both impairment and economic viability. The Company did not cease any additional operations or classify any additional operations as “held for sale” during the fiscal year ended May 31, 2011. During the first quarter of fiscal 2011, the Company determined that the Danbury Facility was no longer “held for sale.” Accordingly, the assets, liabilities and results of operations of the Danbury Facility are included in continuing operations for all periods presented.

During the fiscal year ended May 31, 2011, the Company completed the settlement of the pension plan of Grolier Limited, a Canadian entity in the continuities business. Losses related to the recognition of prior service costs are reflected in the table below. See Note 12, “Employee Benefit Plans,” for further details pertaining to the settlement.

The following table summarizes the operating results of the discontinued operations for the fiscal years ended May 31:

	2011	2010	2009

Revenues	$—	$2.4	$74.2
Gain (loss) on sale	0.3	(0.9)	32.0
Non-cash impairment charge and loss on operations	4.9	2.1	52.6
Loss before income taxes	4.6	3.0	20.6
Income tax benefit (provision)	0.4	0.4	(0.7)

Loss from discontinued operations, net of tax	$4.2	$2.6	$21.3

The following table sets forth the assets and liabilities of the discontinued operations included in the Consolidated Balance Sheets of the Company as of May 31:

	2011	2010

Accounts receivable, net	$0.1	$3.7
Other assets	9.2	9.2

Current assets of discontinued operations	$9.3	$12.9

Accrued expenses and other current liabilities	0.6	2.9

Current liabilities of discontinued operations	$0.6	$2.9

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

•

Children’s Book Publishing and Distribution operates as an integrated business which includes the publication and distribution of children’s books in the United States through school-based book clubs, book fairs, ecommerce and the trade channel. This segment is comprised of three operating segments.

•

Educational Publishing includes the production and/or publication and distribution to schools and libraries of educational technology products and services, curriculum materials, children’s books and collections, classroom magazines and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States. This segment is comprised of three operating segments.

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

The following table sets forth information for the Company’s segments for the three fiscal years ended May 31:

	Children’s Book Publishing & Distribution (1)	Educational Publishing (1) (2)	Media, Licensing & Advertising (1)	Overhead (1) (3)	Total Domestic	International (1)	Total

2011

Revenues	$922.0	$428.0	$111.2	$—	$1,461.2	$444.9	$1,906.1
Bad debts	8.7	1.9	0.2	—	10.8	2.8	13.6
Depreciation and amortization (4)	15.6	2.6	0.7	35.6	54.5	5.6	60.1
Amortization (5)	12.6	27.8	8.0	—	48.4	2.7	51.1
Asset Impairments	—	3.4	—	—	3.4	—	3.4
Royalty advances expensed	19.1	0.7	0.4	—	20.2	3.5	23.7
Segment operating income/(loss)	78.1	51.6	(1.2)	(66.1)	62.4	38.3	100.7
Segment assets at May 31, 2011	427.1	311.9	46.1	405.1	1,190.2	287.5	1,477.7
Goodwill at May 31, 2011	54.3	85.8	5.4	—	145.5	8.7	154.2
Expenditures for long-lived assets	40.4	44.8	9.4	56.3	150.9	11.8	162.7
Long-lived assets at May 31, 2011	175.9	177.8	20.1	249.0	622.8	71.2	694.0

2010

Revenues	$910.6	$476.5	$113.8	$—	$1,500.9	$412.0	$1,912.9
Bad debts	3.9	1.7	0.1	—	5.7	3.8	9.5
Depreciation and amortization (4)	14.2	3.0	0.7	35.6	53.5	6.0	59.5
Amortization (5)	12.0	25.9	10.2	—	48.1	2.9	51.0
Asset Impairments	—	36.3	3.0	—	39.3	3.8	43.1
Royalty advances expensed	20.3	0.7	0.9	—	21.9	4.1	26.0
Segment operating income/(loss)	117.9	67.2	(4.2)	(82.5)	98.4	30.0	128.4
Segment assets at May 31, 2010	516.3	344.3	59.2	377.0	1,296.8	290.7	1,587.5
Goodwill at May 31, 2010	54.3	88.4	5.4	—	148.1	8.5	156.6
Expenditures for long-lived assets	43.7	31.8	6.9	28.9	111.3	11.2	122.5
Long-lived assets at May 31, 2010	176.8	169.8	19.2	232.2	598.0	67.1	665.1

2009

Revenues	$940.4	$384.2	$125.7	$—	$1,450.3	$399.0	$1,849.3
Bad debts	10.0	1.6	0.3	—	11.9	3.9	15.8
Depreciation and amortization (4)	16.3	3.8	1.0	34.3	55.4	5.8	61.2
Amortization (5)	12.3	22.5	7.9	—	42.7	2.1	44.8
Asset Impairments	—	—	—	9.3	9.3	17.0	26.3
Royalty advances expensed	26.3	1.7	0.6	—	28.6	3.6	32.2
Segment operating income/(loss)	101.8	55.8	—	(104.3)	53.3	7.3	60.6
Segment assets at May 31, 2009	560.7	331.2	59.4	381.1	1,332.4	252.9	1,585.3
Goodwill at May 31, 2009	54.3	88.4	5.8	—	148.5	8.5	157.0
Expenditures for long-lived assets	48.5	37.7	12.3	25.0	123.5	10.0	133.5
Long-lived assets at May 31, 2009	186.9	206.3	27.2	229.4	649.8	73.0	722.8

(1)

As discussed in Note 3, “Discontinued Operations,” the Company closed or sold several operations during fiscal 2008, 2009 and 2010 and presently holds for sale one operation. All of these businesses are classified as discontinued operations in the Company’s financial statements and, as such, are not reflected in this table. During the first quarter of fiscal 2011, the Company determined that its Danbury Facility was no longer “held for sale.” Accordingly, the assets, liabilities and results of operations of the Danbury Facility are included in continuing operations for all periods presented.

(2)	Includes assets and results of operations acquired in a business acquisition as of September 9, 2010.

(3)

Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company’s headquarters in the metropolitan New York area, its fulfillment and distribution facilities located in Jefferson City, Missouri and the Danbury Facility.

(4)	Includes depreciation of property, plant and equipment and amortization of intangible assets.

(5)	Includes amortization of prepublication and production costs.

5. Debt

The following table summarizes debt as of May 31:

	Carrying Value	Fair Value	Carrying Value	Fair Value

	2011		2010

Lines of Credit (weighted average interest rates of 6.7% and 3.9%, respectively)	$0.7	$0.7	$7.5	$7.5
Loan Agreement:
Revolving Loan	—	—	—	—
Term Loan (interest rates of 1.0% and 1.1%, respectively)	50.2	50.2	93.0	93.0
5% Notes due 2013, net of discount	152.5	156.6	152.3	151.3

Total debt	203.4	207.5	252.8	251.8

Less lines of credit and current portion of long-term debt	(43.5)	(43.5)	(50.3)	(50.3)

Total long-term debt	$159.9	$164.0	$202.5	$201.5

The short-term debt’s carrying value approximates its fair value. The fair value of the Loan Agreement approximates its carrying value due to its variable interest rate and the Company’s stable credit rating. The fair values of the Notes were estimated based on market quotes, where available, or dealer quotes.

The following table sets forth the maturities of the carrying values of the Company’s debt obligations as of May 31, 2011 for fiscal years ended May 31:

2012	$43.5
2013	159.9

Total debt	$203.4

Loan Agreement

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) entered into a new $525.0 credit facility with certain banks, as amended, (the “Loan Agreement”), consisting of a $325.0 revolving credit component (the “Revolving Loan”) and a $200.0 amortizing term loan component (the “Term Loan”). The Loan Agreement is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2012. The $325.0 Revolving Loan component allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0. The $200.0 Term Loan component was established in order to fund the reacquisition by the Corporation of shares of its Common Stock pursuant to an Accelerated Share Repurchase Agreement (see Note 11, “Treasury Stock”) and was fully drawn on June 28, 2007 in connection with that transaction. The Term Loan, which may be prepaid at any time without penalty, requires quarterly principal payments of $10.7, with the first payment on December 31, 2007, and a final payment of $7.4 due on June 1, 2012.

On August 16, 2010, the Borrowers entered into an amendment to the Loan Agreement, which added certain provisions related to covenants and interest. Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement is based on (1) a rate equal to the higher of (a) the prime rate or (b) the prevailing Federal Funds rate plus 0.500% or (c) the Eurodollar Rate for a one month interest period plus 1%; or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based on the Company’s prevailing consolidated debt to total capital ratio. As of May 31, 2011 and May 31, 2010, the applicable margin on the Term Loan was 0.750% and the applicable margin on the Revolving Loan was 0.600%. The Loan Agreement also provides for a payment of a facility fee ranging from 0.125% to 0.25% per annum on the Revolving Loan only, which was 0.150% at May 31, 2011 and May 31, 2010. As of May 31, 2011, $50.2 was outstanding under the Term Loan at an interest rate of 1.0%. As of May 31, 2010, $93.0 was outstanding under the Term Loan at an interest rate of 1.1%. There were no outstanding borrowings under the Revolving Loan as of May 31, 2011 and 2010, respectively. As of May 31, 2011, standby letters of credit outstanding under the Loan Agreement totaled $1.4. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at May 31, 2011 the Company was in compliance with these covenants.

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

The Company repurchased $5.0 of the 5% Notes on the open market in fiscal 2010. The Company did not make any additional purchases during fiscal 2011.

Lines of Credit

The Company has unsecured money market bid rate credit lines totaling $20.0. There were no outstanding borrowings under these credit lines at May 31, 2011 and 2010. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of May 31, 2011, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $30.3, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $0.7 at May 31, 2011 at a weighted average interest rate of 6.7%, compared to the equivalent of $7.5 at May 31, 2010 at a weighted average interest rate of 3.9%. The increased interest rate in fiscal 2011 was due to higher local borrowing interest rates in Asia.

6. COMMITMENTS AND CONTINGENCIES

Lease obligations

The Company leases warehouse space, office space and equipment under various capital and operating leases over periods ranging from one to forty years. Certain of these leases provide for scheduled rent increases based on price-level factors. The Company generally does not enter into leases that call for contingent rent. In most cases, the Company expects that, in the normal course of business, leases will be renewed or replaced. Net rent expense relating to the Company’s non-cancelable operating leases for the three fiscal years ended May 31, 2011, 2010 and 2009 was $47.3, $44.8 and $45.3, respectively.

The Company was obligated under capital leases covering land, buildings and equipment in the amount of $55.5 and $55.9 at May 31, 2011 and 2010, respectively. Amortization of assets under capital leases was $1.2, $3.5 and $4.0 for the fiscal years ended May 31, 2011, 2010 and 2009, respectively and is included in Depreciation and amortization expense. The most significant of the Company’s capital leases is the lease related to the New York office where the Company’s headquarters are located. This capital lease has an imputed interest rate of 7.9% and the term ends July 2039.

The following table sets forth the composition of capital leases reflected as Property, Plant and Equipment in the Consolidated Balance Sheets at May 31:

	2011	2010

Land	$3.5	$3.5
Buildings	39.0	39.0
Equipment	3.0	8.0

	45.5	50.5
Accumulated amortization	(14.1)	(17.6)

Total	$31.4	$32.9

The following table sets forth the aggregate minimum future annual rental commitments at May 31, 2011 under all non-cancelable leases for fiscal years ending May 31:

	Operating Leases	Capital Leases

2012	$34.5	$5.0
2013	31.0	5.6
2014	23.9	5.1
2015	19.2	5.1
2016	15.4	5.1
Thereafter	43.2	191.1

Total minimum lease payments	$167.2	$217.0
Less amount representing interest		161.5
Present value of net minimum capital lease payments		55.5
Less current maturities of capital lease obligations		0.5

Long-term capital lease obligations		$55.0

Other Commitments

The Company had contractual commitments relating to royalty advances at May 31, 2011 totaling $8.6. The aggregate annual commitments for royalty advances are as follows: fiscal 2012 – $5.8; fiscal 2013 – $2.0; fiscal 2014 - $0.6; fiscal 2015 - $0.1; fiscal 2016 - $0.1.

The Company had contractual commitments relating to minimum print quantities at May 31, 2011 totaling $504.9. The annual commitments relating to minimum print quantities are as follows: fiscal 2012 – $55.7; fiscal 2013 – $56.7; fiscal 2014 – $57.8; fiscal 2015 - $58.8; fiscal 2016 - $59.8; thereafter – $216.1.

As of May 31, 2011, the Company had open standby letters of credit of $6.6 issued under certain credit lines, compared to $7.2 as of May 31, 2010. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

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

In addition to the above suit, various claims and lawsuits arising in the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

7. INVESTMENTS

Included in the Other assets and deferred charges section of the Company’s Consolidated Balance Sheets were investments of $20.4 and $20.6 at May 31, 2011 and May 31, 2010, respectively.

In fiscal 2010, the Company determined that a cost-method investment in a U.S.-based internet company was other than temporarily impaired. Accordingly, the Company recognized a loss of $1.5 for the fiscal year ended May 31, 2010.

The Company owns a non-controlling interest in a book distribution business located in the United Kingdom. In fiscal 2009, the Company determined that these assets were other than temporarily impaired. For the fiscal year ended May 31, 2009, the Company recorded impairments on investments related to these operations of $13.5. In fiscal 2011, the Company again determined that these assets were other than temporarily impaired. The Company employed Level 3 fair value measures, including discounted cash flow projections, and recognized an impairment loss of $3.6. The carrying value of these assets was $5.7 as of May 31, 2011.

In fiscal 2007, the Company participated in the organization of a new entity that produces and distributes educational children’s television programming. Since inception in August 2006, the Company has contributed a total of $6.0 in cash and certain rights to existing television programming. The Company’s investment, which consists of a 12.25% equity interest, is accounted for using the equity method of accounting. The net value of this investment at May 31, 2011 was $1.3.

The following table summarizes the Company’s investments as of May 31:

	2011	2010

Cost method investments:
UK-based	$5.7	$9.1

Total cost method investments	5.7	9.1

Equity method investments:
UK-based	13.4	10.8
U.S.-based	$1.3	$0.7

Total equity method investment	14.7	11.5

Total	$20.4	$20.6

8. GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets with indefinite lives are reviewed for impairment annually or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the fiscal years ended May 31:

	2011	2010

Gross beginning balance	$174.0	$174.0
Accumulated impairment	(17.4)	(17.0)

Beginning balance	156.6	157.0
Additions due to acquisition	1.0	—
Impairment charge	(3.4)	(0.4)

Gross ending balance	175.0	174.0
Accumulated impairment	(20.8)	(17.4)

Ending balance	$154.2	$156.6

On September 9, 2010, the Company purchased the assets of Math Solutions, an education resources and professional development company focusing on K-12 math instruction, for $8.2, net of cash acquired. The Company has integrated this business with its existing educational technology businesses. The Company utilized Level 3 fair value measurement inputs, using its own assumptions, including internally-developed discounted cash flow forecasts, to determine the fair value of the assets acquired and the amount of goodwill to be allocated to the Math Solutions business. As a result, the Company recognized $0.8 of goodwill and $5.6 of amortizable intangible assets. In the second quarter of fiscal 2011, the Company also recognized $0.2 of goodwill associated with a previously acquired international entity.

As of May 31, 2011, the Company determined the carrying value of its Scholastic Library Publishing and Classroom Magazines business within the Educational Publishing segment exceeded the fair value of this reporting unit. The Company employed internally-developed discounted cash flow forecasts and market comparisons to determine the fair value of the reporting unit and the implied fair value of the reporting unit’s assets and liabilities. Accordingly, the Company recognized an impairment charge of $3.4 at May 31, 2011.

As of May 31, 2010, the Company determined the carrying value of its direct-to-home catalog business specializing in toys exceeded the fair value of this reporting unit. The Company employed internally-developed discounted cash flow forecasts and market comparisons to determine the fair value of the reporting unit and the implied fair value of the reporting unit’s assets and liabilities. Accordingly, the Company recognized an impairment charge of $0.4 at May 31, 2010.

The following table summarizes Other intangibles subject to amortization as of May 31:

	2011	2010

Beginning balance-Customer lists	$0.8	$0.1
Additions	—	5.1
Impairment charge	—	(3.8)
Other adjustments	—	(0.3)
Amortization expense	(0.2)	(0.2)
Foreign currency translation	0.1	(0.1)

Customer lists, net of accumulated amortization of $1.1 and $0.9, respectively	$0.7	$0.8

Beginning balance-Other intangibles	$2.2	$2.8
Additions due to acquisition	5.6	—
Reclassified from indefinite-lived intangible assets	10.7	—
Amortization expense	(1.2)	(0.6)

Other intangibles, net of accumulated amortization of $4.2 and $3.0, respectively	$17.3	$2.2

Total	$18.0	$3.0

Amortization expense for Other intangibles totaled $1.4, $0.8 and $0.6 for the fiscal years ended May 31, 2011, 2010 and 2009, respectively. Amortization expense for these assets is currently estimated to total $1.7 for each of the fiscal years ending May 31, 2012 and 2013, $1.2 for the fiscal year ending May 31, 2014, $1.1 for the fiscal year ending May 31, 2015 and $1.0 for the fiscal year ending May 31, 2016. Intangible assets with definite lives consist principally of customer lists and covenants not to compete. Intangible assets with definite lives are amortized over their estimated useful lives. The average remaining useful lives of all amortizable intangible assets is 7 years.

In fiscal 2011, the Company recognized $5.6 of amortizable intangible assets as a result of the Math Solutions acquisition. The Company utilized Level 3 fair value measurement inputs, using its own assumptions including internally-developed discounted cash flow forecasts and market comparisons, to determine the fair value of the intangible assets acquired.

In fiscal 2011, the Company determined that certain intangible assets associated with publishing and trademark rights, which were previously accounted for as indefinite-lived assets, were no longer indefinite-lived. Accordingly, the Company assessed these assets for impairment as of September 1, 2010, and subsequently commenced amortization of the assets. The Company determined that the fair value of the assets exceeded their carrying value as of September 1, 2010, and therefore no impairment was recognized. The Company employed Level 3 fair value measurement techniques to determine the fair value of these assets as of September 1, 2010, including the relief from royalty method.

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

During the first quarter of fiscal 2010, the Company and its joint venture partner terminated a book distribution joint venture in the United Kingdom. As a result of this transaction, the Company received a portion of the business and a related customer list previously held by the joint venture, in exchange for the partial forgiveness of amounts owed to the Company by the joint venture and related entities. The Company recognized this customer list in the first quarter of fiscal 2010 with a carrying value of $5.1, which the Company intended to operate apart from its existing customer list. In the second quarter of fiscal 2010, the Company determined that, to maximize profitability, the acquired customer list should ultimately be combined with its existing customer list. As a result, the Company assessed this customer list for impairment and determined that the customer list was impaired based upon the highest and best use for this asset. This assessment incorporated internally-developed cash flow projections to measure fair value, as market data for this asset is not readily available. Accordingly, the Company recognized an impairment charge in the second quarter of fiscal 2010 related to this asset of $3.8.

The following table summarizes Other intangibles not subject to amortization as of May 31:

	2011	2010

Net carrying value by major class:
Trademarks and other	$1.8	$12.5

Total	$1.8	$12.5

9. TAXES

The components of earnings from continuing operations before income taxes for the fiscal years ended May 31 are:

	2011	2010	2009

United States	$73.9	$109.6	$41.1
Non-United States	$7.2	$2.0	$(16.3)

Total	$81.1	$111.6	$24.8

The provision for income taxes for the fiscal years ended May 31 consists of the following components:

	2011	2010	2009

Federal
Current	$9.1	$10.2	$6.8
Deferred	$9.1	$29.8	$2.9

	$18.2	$40.0	$9.7

State and local
Current	$3.6	$1.8	$1.1
Deferred	$2.2	$1.1	$0.3

	$5.8	$2.9	$1.4

International
Current	$12.5	$8.6	$5.5
Deferred	$1.0	$1.4	$1.2

	$13.5	$10.0	$6.7

Total
Current	$25.2	$20.6	$13.4
Deferred	$12.3	$32.3	$4.4

	$37.5	$52.9	$17.8

Effective Tax Rate Reconciliation

A reconciliation of the significant differences between the effective income tax rate and the federal statutory rate on earnings from continuing operations before income taxes for the fiscal years ended May 31 is as follows:

	2011	2010	2009

Computed federal statutory provision	35.0%	35.0%	35.0%
State income tax provision, net of federal income tax benefit	5.2%	5.2%	6.0%
Difference in effective tax rates on earnings of foreign subsidiaries	-0.8%	-0.4%	-1.3%
Charitable contributions	-1.6%	-1.1%	-1.7%
Tax credits	-0.2%	-0.2%	0.0%
Valuation allowances	6.1%	5.4%	20.5%
Other - net	2.5%	3.5%	13.3%

Effective tax rates	46.2%	47.4%	71.8%

Total provision for income taxes	$37.5	$52.9	$17.8

Unremitted Earnings

At May 31, 2011, the Company had not provided U.S. income taxes on accumulated but undistributed earnings of its non-U.S. subsidiaries of approximately $78.6 as substantially all of these undistributed earnings are expected to be permanently reinvested. However, if any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings. Determining the unrecognized deferred tax liability related to those investments in these non-U.S. subsidiaries is not practicable. The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested.

Deferred Taxes

The significant components for deferred income taxes for the fiscal years ended May 31, including deferred income taxes related to discontinued operations, are as follows:

	2011	2010

Deferred tax assets
Tax uniform capitalization	$17.1	$19.8
Inventory reserves	25.8	25.0
Allowance for doubtful accounts	6.5	5.3
Other reserves	23.2	18.7
Post-retirement, post-employment and pension obligations	21.3	24.0
Tax carryforwards	41.0	38.2
Lease accounting	9.4	8.6
Other - net	29.1	29.4

Gross deferred tax assets	173.4	169.0
Valuation allowance	(36.8)	(36.0)

Total deferred tax assets	136.6	133.0

Deferred tax liabilities
Prepaid expenses	(0.8)	(0.8)
Depreciation and amortization	(59.4)	(39.3)

Total deferred tax liability	(60.2)	(40.1)
Total net deferred tax assets	$76.4	$92.9

Total net deferred tax assets of $76.4 at May 31, 2011 and $92.9 at May 31, 2010 include $56.2 and $59.3, respectively, in current assets. Total non current deferred tax assets of $20.2 and $33.6 are reflected in noncurrent assets at May 31, 2011 and 2010, respectively.

For the years ended May 31, 2011 and 2010, the valuation allowance increased by $0.8 and $5.9, respectively. The valuation allowance is based on the Company’s assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. The valuation allowance primarily relates to foreign operating loss carryforwards of $117.2, principally in the UK, which do not expire, and charitable contributions of $17.4 at May 31, 2011.

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

The total amount of unrecognized tax benefits at May 31, 2011, 2010 and 2009 were $30.8, excluding $5.9 accrued for interest and penalties, $30.6, excluding $5.7 accrued for interest and penalties, and $33.6, excluding $8.5 for interest and penalties, respectively. Of the total amount of unrecognized tax benefits at May 31, 2011, 2010 and 2009, $19.2, $19.5, and $15.1, respectively, would impact the Company’s effective tax rate.

A reconciliation of the unrecognized tax benefits for the fiscal years ended May 31 is as follows:

Gross unrecognized benefits at May 31, 2008	$33.1
Decreases related to prior year tax positions	(1.2)
Increase related to prior year tax position	—
Increases related to current year tax positions	1.7
Settlements during the period	—
Lapse of statute of limitation	—

Gross unrecognized benefits at May 31, 2009	$33.6
Decreases related to prior year tax positions	(17.6)
Increase related to prior year tax position	15.1
Increases related to current year tax positions	4.0
Settlements during the period	(1.3)
Lapse of statute of limitation	(3.2)

Gross unrecognized benefits at May 31, 2010	$30.6
Decreases related to prior year tax positions	(2.9)
Increase related to prior year tax position	2.5
Increases related to current year tax positions	2.8
Settlements during the period	(2.2)
Lapse of statute of limitation	—

Gross unrecognized benefits at May 31, 2011	$30.8

Unrecognized tax benefits for the Company increased by $0.2 and decreased by $3.0 for the years ended May 31, 2011 and 2010, respectively. Although the timing of the resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next twelve months. However, given the number of years remaining subject to examination and the number of matters being examined, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

The Company, including subsidiaries, files income tax returns in the U.S., various states and various foreign jurisdictions. The Company is routinely audited by various tax authorities. During the year, the IRS completed the audit for the fiscal years ended May 31, 2004, 2005 and 2006. The IRS has disallowed certain deductions. The Company is contesting the disallowance. At May 31, 2011, the Company is currently under audit by the Internal Revenue Service for its fiscal years ended May 31, 2007, 2008 and 2009. The Company is also currently under audit by New York State for its fiscal years ended May 31, 2002, 2003 and 2004 and New York City for its fiscal years ended May 31, 2005, 2006 and 2007. If any of these tax examinations are concluded within the next twelve months, the Company will make any necessary adjustments to its unrecognized tax benefits.

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

At May 31, 2011, there were 1,656,200 shares of Class A Stock and 29,316,691 shares of Common Stock outstanding. At May 31, 2011, there were 1,499,000 shares of Class A stock authorized for issuance under the Company’s stock-based compensation plans. At May 31, 2011, Scholastic Corporation had reserved for issuance 8,385,923 shares of Common Stock, which includes both shares of Common Stock that were reserved for issuance under the Company’s stock-based compensation plans and 3,155,200 shares of Common Stock that were reserved for the potential issuance of Common Stock upon conversion of the outstanding shares of Class A Stock and shares of Class A Stock reserved for issuance under the Company’s stock-based compensation plans.

Preferred Stock

The Preferred Stock may be issued in one or more series, with the rights of each series, including voting rights, to be determined by the Board before each issuance. To date, no shares of Preferred Stock have been issued.

Stock-based awards

At May 31, 2011, the Company maintained two stockholder-approved employee stock-based compensation plans with regard to the Common Stock: the Scholastic Corporation 1995 Stock Option Plan (the “1995 Plan”), under which no further awards can be made; and the Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”). The 2001 Plan provides for the issuance of: incentive stock options, which qualify for favorable treatment under the Internal Revenue Code; options that are not so qualified, called non-qualified stock options; restricted stock; and other stock-based awards.

The Company’s stock-based compensation vests over periods not exceeding four years. Provisions in the Company’s stock-based compensation plans allow for the acceleration of vesting for certain retirement eligible employees, as well as in certain other events.

Stock Options – At May 31, 2011, non-qualified stock options to purchase 316,740 shares and 3,289,126 shares of Common Stock were outstanding under the 1995 Plan and 2001 Plan, respectively. During fiscal 2011, Mr. Robinson was granted 250,000 options at an exercise price of $22.81 under the 2001 Plan, and an additional 303,200 options were granted under the 2001 Plan to other employees at a weighted average exercise price of $23.59.

At May 31, 2011, 409,189 shares of Common Stock were available for additional awards under the 2001 Plan.

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

At May 31, 2011, options to purchase 210,000 shares of Common Stock were outstanding under the 1997 Directors’ Plan.

In September 2007, the Corporation adopted the Scholastic Corporation 2007 Outside Directors’ Stock Option Plan (the “2007 Directors’ Plan”). The 2007 Directors’ Plan provides for the automatic grant to each non-employee director on the date of each annual stockholders’ meeting of non-qualified stock options to purchase 3,000 shares of Common Stock at a purchase price per share equal to the fair market value of a share of Common Stock on the date of grant and 1,200 restricted stock units. In September 2010, 27,000 options at an exercise price of $25.61 per share and 10,800 restricted stock units were granted under the 2007 Directors’ Plan. As of May 31, 2011, 90,000 options were outstanding under the 2007 Directors’ Plan and 371,600 shares of Common Stock remained available for additional awards under the 2007 Directors’ Plan.

The Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”) provided for the grant to Richard Robinson, the Chief Executive Officer of the Corporation as of the effective date of the Class A Plan, of options to purchase Class A Stock (the “Class A Options”). In fiscal 2011, there were no awards granted under the Class A Plan. At May 31, 2011, there were 1,499,000 Class A Options granted to Mr. Robinson outstanding, and no shares of Class A Stock remained available for additional awards under the Class A Plan.

Generally, options granted under the various plans may not be exercised for a minimum of one year after the date of grant and expire approximately ten years after the date of grant. The total intrinsic value of stock options exercised during the years ended May 31, 2011, 2010 and 2009 was $0.4, $0.3 and $0.0, respectively. The intrinsic value of these stock options is deductible by the Company for tax purposes upon exercise. The total pretax compensation cost for stock-based payment arrangements recognized in income for fiscal 2011, 2010 and 2009 was $13.7, $14.0 and $11.6, respectively. The Company amortizes the fair value of stock options as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests by meeting certain retirement provisions. The total tax benefit related to stock-based compensation expense for fiscal 2011, 2010 and 2009 was $1.8, $2.1 and $1.9, respectively.

As of May 31, 2011, the total pretax compensation cost not yet recognized by the Company with regard to outstanding unvested stock options was $5.1. The weighted average period over which this compensation cost is expected to be recognized is 1.6 years.

The following table sets forth the stock option activity for the Class A Stock and Common Stock plans for the fiscal year ended May 31, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at May 31, 2010	5,589,156	$31.26
Granted	580,200	23.59
Exercised	(104,100)	26.52
Expired	(519,250)	33.27
Cancellations and forfeitures	(141,140)	33.27

Outstanding at May 31, 2011	5,404,866	$30.28	5.3	5.8
Exercisable at May 31, 2011	3,924,015	32.20	4.3	1.3

Restricted Stock Units – In addition to stock options, the Company has issued restricted stock units to certain officers and key executives under the 2001 Plan (“Stock Units”). During fiscal 2011 and 2010, the Company granted 141,600 and 401,541 Stock Units, respectively, with weighted average grant date prices of $25.03 and $20.11 per share, respectively. The Stock Units automatically convert to shares of Common Stock on a one-for-one basis as the award vests, which is typically over a four-year period beginning thirteen months from the grant date and thereafter annually on the anniversary of the grant date. There were 166,553 shares of Common Stock issued upon conversion of Stock Units during fiscal 2011. The Company measures the value of Stock Units at fair value based on the number of Stock Units granted and the price of the underlying Common Stock on the grant date. The Company amortizes the fair value of outstanding Stock Units as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests by meeting certain retirement eligibility requirements. As of May 31, 2011, the total pretax compensation cost not yet recognized by the Company with regard to unvested Stock Units was $6.0. The weighted average period over which this compensation cost is expected to be recognized is 2.4 years.

Management Stock Purchase Plan - The Company maintains a Management Stock Purchase Plan (“MSPP”), which allows certain members of senior management to defer up to 100% of their annual cash bonus payments in the form of restricted stock units (“RSUs”). The RSUs are purchased by the employee at a 25% discount from the lowest closing price of the Common Stock on NASDAQ on any day during the fiscal quarter in which such bonuses are payable and are converted into shares of Common Stock on a one-for-one basis at the end of the applicable deferral period. During fiscal 2011 and 2010, the Company allocated 121,550 RSUs and 17,191 RSUs, respectively, to participants under the MSPP at a price of $16.90 and $13.90 per RSU, respectively. At May 31, 2011, there were 201,128 shares of Common Stock remaining authorized for issuance under the MSPP. The Company measures the value of RSUs at fair value based on the number of RSUs granted and the price of the underlying Common Stock on the grant date, giving effect to the 25% discount. The Company amortizes this discount as stock-based compensation expense over the vesting term on a straight-line basis, or sooner if the employee effectively vests by meeting certain retirement provisions. As of May 31, 2011, the total pretax compensation cost not yet recognized by the Company with regard to unvested RSUs was $0.2. The weighted average period over which this compensation cost is expected to be recognized is 2.0 years.

The following table sets forth Stock Unit and RSU activity for the year ended May 31, 2011:

	Stock Units/RSUs	Weighted Average grant date fair value

Nonvested as of May 31, 2010	663,430	$9.22
Granted	273,950	21.43
Vested	(166,553)	24.37
Forfeited	(18,423)	21.74

Nonvested as of May 31, 2011	752,404	$21.51

The total fair value of shares vested during the fiscal years ended May 31, 2011, 2010 and 2009 was $4.1, $2.6 and $3.7, respectively.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”), which is offered to eligible United States employees. The ESPP permits participating employees to purchase Common Stock, with after-tax payroll deductions, on a quarterly basis at a 15% discount from the closing price of the Common Stock on NASDAQ on the last business day of the fiscal quarter. The Company recognizes the fair value of the Common Stock issued under the ESPP as stock-based compensation expense in the quarter in which the employees participated in the plan. During fiscal 2011 and 2010, the Company issued 88,370 shares and 73,021 shares of Common Stock under the ESPP at a weighted average price of $22.75 and $20.82 per share, respectively. At May 31, 2011, there were 342,940 shares of Common Stock remaining authorized for issuance under the ESPP.

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

On December 20, 2007, the Company announced that its Board of Directors had authorized a program to repurchase up to $20.0 of Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. During the five months ended May 31, 2008, the Corporation purchased approximately 0.7 million shares on the open market for approximately $20.0 at an average cost of $30.09 per share. On May 28, 2008, the Company announced that its Board of Directors had authorized a new program to repurchase up to $20.0 of Common Stock as conditions allow, on the open market or through negotiated private transactions. On November 20, 2008, the Board of Directors authorized a further program to repurchase up to an additional $10.0 of Common Stock and, on February 4, 2009, the Board of Directors authorized an additional program to repurchase up to another $5.0 of Common Stock, in each case, from time to time as conditions allow, on the open market. On December 16, 2009, the Company announced that its Board of Directors had authorized a further program to repurchase up to $20.0 of Common Stock, from time to time as conditions allow, on the open market or in negotiated private transactions. During the twelve months ended May 31, 2011, the Company repurchased approximately 0.4 million shares on the open market for approximately $9.7 at an average cost of $24.98 per share.

In addition, pursuant to a subsequent Board of Directors authorization, on November 3, 2010 the Company completed a modified Dutch auction tender offer. The Company accepted for purchase 5,199,699 Common shares at a price of $30.00 per share for a total cost of $156.0, excluding related fees and expenses. The Common shares purchased pursuant to the tender offer represented approximately 15.1% of the Common shares outstanding as of October 27, 2010. The Company funded the purchase of the shares in the tender offer using cash on hand and short term borrowings under its existing credit facility, which borrowings were repaid prior to November 30, 2010. Fees for the modified Dutch auction tender offer were $1.2.

As of May 31, 2011, $44.5 remains available for future purchases under the current Board of Directors authorizations, which purchases may be made from time to time as conditions allow, on the open market or in negotiated private transactions. The repurchase program may be suspended at any time without prior notice.

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

Grolier Ltd., an indirect subsidiary of Scholastic Corporation located in Canada, provided a defined benefit pension plan (the “Grolier Canada Pension Plan”) that covered its employees who met certain eligibility requirements. All full-time employees were eligible to participate in the plan after two years of employment. Employees were not required to contribute to the fund. In fiscal 2011, the Company completed the settlement of its outstanding liabilities under the Grolier Canada Pension Plan by purchasing non-participating annuities to service these liabilities prospectively. Accordingly, net liabilities of $1.3 were settled with $1.2 of contributions above plan assets and the Company recognized $4.2 of expense in fiscal 2011 related to the settlement of this pension plan.

The Company’s pension plans have a measurement date of May 31, 2011.

Post-Retirement Benefits

The Company provides post-retirement benefits to retired United States-based employees (the “Post-Retirement Benefits”) consisting of certain healthcare and life insurance benefits. Employees may become eligible for these benefits after completing certain minimum age and service requirements. At May 31, 2011, the unrecognized prior service credit remaining was $1.5.

Effective June 1, 2009, the Company modified the terms of the Post Retirement Benefits, effectively excluding a large percentage of employees from the plan. Accordingly, the Company recognized a $3.0 curtailment gain associated with this action in fiscal 2009.

The Medicare Prescription Drug, Improvement and Modernization Act (the “Medicare Act”) introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy of 28% to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D. The Company has determined that the Post-Retirement Benefits provided to the retiree population are in aggregate the actuarial equivalent of the benefits under Medicare. As a result, in fiscal 2011, 2010 and 2009, the Company recognized a cumulative reduction of its accumulated post-retirement benefit obligation of $3.0, $2.8 and $9.4, respectively, due to the federal subsidy under the Medicare Act.

The following table sets forth the weighted average actuarial assumptions utilized to determine the benefit obligations for the Pension Plan, the UK Pension Plan and the Grolier Canada Pension Plan (collectively the “Pension Plans”), including the Post-Retirement Benefits, at May 31:

	Pension Plans			Post-Retirement Benefits

	2011	2010	2009	2011	2010	2009

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.1%	5.4%	6.5%	5.0%	5.4%	6.7%
Rate of compensation increase	4.3%	4.3%	3.6%	—	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.3%	6.7%	6.5%	5.4%	6.7%	6.6%
Expected long-term return on plan assets	7.5%	7.7%	8.5%	—	—	—
Rate of compensation increase	4.3%	3.6%	3.6%	—	—	—

Beginning in fiscal 2011, the Company selected a discount rate which more closely matches the future obligations and projected cash flows of the Pension Plans.

To develop the expected long-term rate of return on assets assumption for the Pension Plans, the Company considers historical returns and future expectations. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an assumed weighted average long-term rate of return of 7.5% for all of the Pension Plans. The following table sets forth the change in benefit obligation for the Pension Plans and Post-Retirement Benefits at May 31:

	Pension Plans		Post-Retirement Benefits

	2011	2010	2011	2010

Change in benefit obligation:
Benefit obligation at beginning of year	$171.1	$153.9	$34.4	$23.3
Service cost	0.3	0.1	—	—
Interest cost	8.9	9.7	1.9	1.6
Plan participants’ contributions	—	—	0.5	0.4
Settlements	(7.5)	(1.3)	—	—
Curtailment gain	—	(0.3)	—	—
Actuarial losses	6.0	21.4	4.7	12.0
Foreign currency translation	3.7	(2.6)	—	—
Benefits paid, including expenses	(8.6)	(9.8)	(3.2)	(2.9)

Benefit obligation at end of year	$173.9	$171.1	$38.3	$34.4

The following table sets forth the change in plan assets for the Pension Plans and Post-Retirement Benefits at May 31:

	Pension Plans		Post-Retirement Benefits

	2011	2010	2011	2010

Change in plan assets:
Fair value of plan assets at beginning of year	$126.5	$105.3	$—	$—
Actual return on plan assets	24.6	18.1	—	—
Employer contributions	9.2	15.9	2.7	2.5
Benefits paid, including expenses	(8.6)	(9.7)	(3.2)	(2.9)
Settlements	(7.5)	(1.3)	—	—
Measurement change and other adjustments	—	(0.2)	—	—
Plan participants’ contributions	—	—	0.5	0.4
Foreign currency translation	2.5	(1.6)	—	—

Fair value of plan assets at end of year	$146.7	$126.5	$—	$—

The following table sets forth the net funded status of the Pension Plans and Post-Retirement Benefits and the related amounts recognized on the Company’s Consolidated Balance Sheets at May 31:

Amounts recognized in the Consolidated Balance Sheets	Pension Plans		Post-Retirement Benefits

	2011	2010	2011	2010

Current liabilities	$—	$—	$(2.8)	$(2.5)
Non-current liabilities	(27.2)	(44.6)	(35.5)	(31.9)

Net funded balance	$(27.2)	$(44.6)	$(38.3)	$(34.4)

The following pretax amounts were recognized in Accumulated other comprehensive loss for the Pension Plans and Post- Retirement Benefits in the Company’s Consolidated Balance Sheets at May 31:

	Pension Plans	2011 Post - Retirement Benefits	Total	Pension Plans	2010 Post - Retirement Benefits	Total

Net actuarial loss	$(56.4)	$(21.3)	$(77.7)	$(69.5)	$(19.2)	$(88.7)
Net prior service credit	—	1.5	1.5	—	2.2	2.2

Net amount recognized in accumulated other comprehensive loss	$(56.4)	$(19.8)	$(76.2)	$(69.5)	$(17.0)	$(86.5)

The estimated net loss and prior service cost for the Pension Plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the Company’s fiscal year ending May 31, 2012 are $1.4 and less than $0.1, respectively. The estimated net loss and prior service credit for the Post-Retirement Benefits that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the fiscal year ending May 31, 2012 are $4.1 and $0.6, respectively. Income tax expense of $4.0 and income tax benefit of $9.1 were recognized in accumulated other comprehensive income at May 31, 2011 and 2010, respectively.

The accumulated benefit obligation for the Pension Plans was $172.8 and $170.3 at May 31, 2011 and 2010, respectively. The following table sets forth information with respect to the Pension Plans with accumulated benefit obligations in excess of plan assets for the fiscal years ended May 31:

	2011	2010

Projected benefit obligations	$173.9	$171.1
Accumulated benefit obligations	172.8	170.3
Fair value of plan assets	146.7	126.5

The following table sets forth the net periodic cost for the Pension Plans and Post-Retirement Benefits for the fiscal years ended May 31:

	Pension Plans			Post - Retirement Benefits

	2011	2010	2009	2011	2010	2009

Components of net periodic benefit cost:
Service cost	$0.3	$0.1	$7.8	$—	$—	$0.1
Interest cost	8.9	9.7	10.5	1.9	1.6	1.5
Expected return on assets	(9.4)	(8.1)	(11.5)	—	—	—
Net amortization and deferrals	—	(0.1)	(0.1)	(0.7)	(0.7)	(0.8)
Curtailment loss (gain)	—	—	0.5	—	—	(3.0)
Settlement	4.2	0.8	—	—	—	—
Special termination benefits	—	—	0.7	—	—	—
Recognized net actuarial loss	1.8	1.6	1.9	2.6	1.2	0.6

Net periodic cost (benefit)	$5.8	$4.0	$9.8	$3.8	$2.1	$(1.6)

Plan Assets

The Company’s investment policy with regard to the assets in the Pension Plans is to actively manage, within acceptable risk parameters, certain asset classes where the potential exists to outperform the broader market.

The following table sets forth the total weighted average asset allocations for the Pension Plans by asset category at May 31:

	2011	2010

Equity securities	68.7%	60.9%
Debt securities	23.4%	32.4%
Real estate	1.1%	0.7%
Other	6.8%	6.0%

	100.0%	100.0%

The following table sets forth the weighted average target asset allocations for the Pension Plans included in the Company’s investment policy:

	US Pension Plan	UK Pension Plan

Equity	70%	52%
Debt and cash equivalents	30%	14%
Real estate and other	0%	34%

	100%	100%

The fair values of the Company’s Pension Plans’ assets are measured using Level 1, Level 2 and Level 3 fair value measurements. The fair values of the Level 1 Pension Plans’ assets are determined based on quoted market prices in active markets for identical assets. The fair values of the Level 2 and Level 3 Pension Plans’ assets are based on the net asset values of the funds, which are based on quoted market prices of the underlying investments. For a more complete description of fair value measurements see Note 19, “Fair Value Measurements.”

The following table sets forth the measurement of the Company’s Pension Plans’ assets at fair value by asset category at the respective dates:

	Assets at Fair Value as of May 31, 2011

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$4.4	$—	$—	$4.4
Equity securities:
U.S. (1)	89.2	—	—	89.2
International (2)	—	11.5	—	11.5
Fixed Income (3)	31.1	3.1	—	34.2
Annuities	—	—	5.7	5.7
Real estate (4)	—	1.7	—	1.7

Total	$124.7	$16.3	$5.7	$146.7

	Assets at Fair Value as of May 31, 2010

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$2.5	$—	$—	$2.5
Equity securities:
U.S. (1)	54.0	—	—	54.0
International (2)	13.7	9.4	—	23.1
Fixed Income (3)	34.7	6.3	—	41.0
Annuities	—	—	4.9	4.9
Real estate (4)	—	1.0	—	1.0

Total	$104.9	$16.7	$4.9	$126.5

(1)	Funds which invest in a diversified portfolio of publicly traded U.S. common stocks of large-cap, medium-cap and small-cap companies. There are no restrictions on these investments.

(2)	Funds which invest in a diversified portfolio of publicly traded common stock of non-U.S. companies, primarily in Europe and Asia. There are no restrictions on these investments.

(3)	Funds which invest in a diversified portfolio of publicly traded government bonds, corporate bonds and mortgage-backed securities. There are no restrictions on these investments.

(4)

Represents assets of a non-U.S. entity plan invested in a fund whose underlying investments are comprised of properties. The fund has publicly available quoted market prices and there are no restrictions on these investments.

The Company purchases annuities to service fixed payments to certain retired plan participants in the UK. These annuities are purchased from investment grade counterparties. These annuities are not traded on open markets, and are therefore valued based upon the actuarial determined valuation, and related assumptions, of the underlying projected benefit obligation, a Level 3 valuation technique. The fair value of these assets was $5.7 and $4.9 at May 31, 2011 and May 31, 2010, respectively.

Contributions

In fiscal 2012, the Company expects to contribute $3.9 to the Pension Plans.

Estimated future benefit payments

The following table sets forth the expected future benefit payments under the Pension Plans and the Post-Retirement Benefits by fiscal year:

		Post - Retirement

	Pension Benefits	Benefit Payments	Medicare Subsidy Receipts

2012	$14.6	$3.0	$0.2
2013	12.0	3.1	0.3
2014	14.7	3.2	0.3
2015	11.2	3.2	0.3
2016	11.4	3.2	0.3
2017-2021	52.5	15.3	1.6

Assumed health care cost trend rates at May 31:

Assumed health care cost trend rates could have a significant effect on the amounts reported for the post-retirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	2011	2010

Total service and interest cost - 1% increase	$0.2	$0.1
Total service and interest cost - 1% decrease	(0.2)	(0.1)
Post-retirement benefit obligation - 1% increase	4.1	3.6
Post-retirement benefit obligation - 1% decrease	(3.5)	(3.1)

Defined contribution plans

The Company also provides defined contribution plans for certain eligible employees. In the United States, the Company sponsors a 401(k) retirement plan and has contributed $6.9, $5.0 and $7.1 for fiscal 2011, 2010 and 2009, respectively.

13. ACCRUED SEVERANCE

The table below provides information regarding the Company’s severance cost associated with certain cost reduction measures. Accrued severance of $1.9 and $3.4 as of May 31, 2011 and 2010, respectively, is included in “Other accrued expenses” on the Company’s Consolidated Balance Sheets.

	2011	2010

Beginning balance	$3.4	$3.4
Accruals	6.7	9.2
Payments	(8.2)	(9.2)

Ending balance	$1.9	$3.4

14. EARNINGS (LOSS) PER SHARE

A portion of the Company’s Stock Units granted to employees participate in earnings through cumulative non-forfeitable dividends payable to the employees upon vesting of the Stock Units. For periods in which the Company has Net income, basic earnings per Common and Class A shares outstanding (the “Issued Shares”) is calculated as the lesser of:

•	Net earnings divided by the weighted average shares outstanding of the Issued Shares during the period (the “Treasury Stock Method”); or

•

The sum of earnings distributed in the period to the Issued Shares and undistributed earnings available to the Issued Shares (excluding earnings attributable to the participating Stock Units) divided by the weighted average shares outstanding of the Issued Shares during the period (the “Two-Class Method”).

Diluted earnings per share for periods in which the Company has net income is calculated as the lesser of:

•	The Treasury Stock Method incorporating the effect of dilutive shares; or

•	The Two-Class Method incorporating the effect of dilutive shares.

In periods of net loss, dilutive earnings per share are not reported as the effect of the potentially dilutive shares becomes anti-dilutive. Options that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled: 4,341,331 at May 31, 2011; 5,264,202 at May 31, 2010; and 6,198,855 at May 31, 2009.

In a period in which the Company reports a discontinued operation, Earnings (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive. The Company calculates per share figures prior to rounding in millions.

The following table summarizes the reconciliation of the numerators and denominators for the Basic and Diluted earnings (loss) per share computation for the fiscal years ended May 31:

	2011	2010	2009

Earnings from continuing operations attributable to Class A and Common Shares	$43.3	$58.7	$7.0
Loss from discontinued operations attributable to Class A and Common Shares, net of tax	(4.2)	(2.6)	(21.3)
Net income (loss) attributable to Class A and Common Shares	39.1	56.1	(14.3)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings per share (in millions)	33.1	36.5	37.2

Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.5	0.3	0.2

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings per share (in millions)	33.6	36.8	37.4

Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:
Earnings from continuing operations	$1.31	$1.61	$0.19
Loss from discontinued operations, net of tax	$(0.13)	$(0.07)	$(0.57)
Net income (loss)	$1.18	$1.54	$(0.38)

Diluted earnings (loss) per share:
Earnings from continuing operations	$1.29	$1.59	$0.19
Loss from discontinued operations, net of tax	$(0.13)	$(0.07)	$(0.57)
Net income (loss)	$1.16	$1.52	$(0.38)

Earnings from continuing operations exclude earnings of $0.3 for the year ended May 31, 2011, in respect of earnings attributable to participating Stock Units.

See Note 11, “Treasury Stock.”

15. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following at May 31:

	2011	2010

Accrued payroll, payroll taxes and benefits	$70.6	$74.4
Accrued other taxes	25.6	8.9
Accrued commissions	13.9	15.9
Accrued advertising and promotions	25.4	23.6
Other accrued expenses	37.9	33.4

Total accrued expenses	$173.4	$156.2

16. OTHER (EXPENSE) INCOME

Other (expense) income, net for fiscal 2011 was $0.4 consisting of transaction costs incurred for a business acquisition in fiscal 2011. Other (expense) income, net for fiscal 2010 was $0.9 consisting of a gain related to the repurchase of 5% Notes. Other income, net for fiscal 2009 was $0.7 consisting of a gain of $0.4 related to the repurchase of 5% Notes and a gain of $0.3 related to an accelerated payment of a note.

17. OTHER FINANCIAL DATA

Advertising expenses, including direct response and non-direct response advertising, were $163.4, $156.3, and $169.7 for the fiscal years ended May 31, 2011, 2010 and 2009, respectively.

Prepublication and production costs were $125.1, $117.8 and $127.5 at May 31, 2011, 2010 and 2009, respectively. The Company amortized $51.1, $51.0 and $44.8 of prepublication and production costs for the fiscal years ended May 31, 2011, 2010 and 2009, respectively.

Other accrued expenses include a reserve for unredeemed credits issued in conjunction with the Company’s school-based book club and book fair operations of $9.0 and $7.2 at May 31, 2011 and 2010, respectively.

The components of Accumulated other comprehensive loss at May 31, 2011 and 2010 include $2.7 and $28.0, respectively, of foreign currency translation and $76.2 ($51.2 net of tax) and $86.5 ($57.4 net of tax), respectively, of pension obligations.

Included in Operating income is $1.3 loss, a $0.5 gain and a $1.0 loss resulting from foreign currency transactions for the years ended May 31, 2011, 2010 and 2009, respectively

The Company had contractual commitments relating to minimum print quantities at May 31, 2011 totaling $504.9. During the fiscal years ended May 31, 2011, 2010 and 2009, the Company made purchases related to contractual commitments relating to minimum print quantities of $44.4, $39.1 and $31.3 respectively.

18. DERIVATIVES AND HEDGING

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings, and it recognizes the unrealized gain or loss in other current assets or liabilities. Unrealized losses of $0.5 were recognized at May 31, 2011 and unrealized gains of $1.1 were recognized at May 31, 2010, respectively.

19. FAIR VALUE MEASUREMENTS

The Company determines the appropriate level in the fair value hierarchy for each fair value measurement of assets and liabilities carried at fair value on a recurring basis in the Company’s financial statements. The fair value hierarchy prioritizes the inputs, which refer to assumptions that market participants would use in pricing an asset or liability, based upon the highest and best use, into three levels as follows:

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

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, debt and foreign currency forward contracts. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The Company employs Level 2 fair value measurements for its 5% Notes and its various lines of credit. For a more complete description, see Note 5, “Debt.” The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure. See Note 18, “Derivatives and Hedging,” for a more complete description of fair value measurements employed.

Non financial assets and liabilities for which the Company employs fair value measures on a non-recurring basis include:

•	long-lived assets

•	investments

•	assets acquired in a business combination

•	goodwill and indefinite-lived intangible assets

•	long-lived assets held for sale

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets and liabilities. In fiscal 2011, the Company recognized a loss related to an other-than-temporary impairment of $3.6 for a UK-based cost method investment. The Company utilized Level 3 measurements in the fair value assessment (see Note 7, “Investments”). In fiscal 2011, the Company recognized a loss of $3.4 related to an impairment of goodwill. In fiscal 2010, the Company recognized impairments of goodwill and indefinite-lived and long-lived assets totaling $43.1. The Company used Level 3 inputs in its determination of the fair value of these impaired assets. See Note 8, “Goodwill and Other Intangibles,” for a discussion of the fair value measures employed in these asset impairment analyses.

20. SUBSEQUENT EVENTS

On July 20, 2011, the Board of Directors declared a regular cash dividend of $0.10 per Class A and Common share in respect of the first quarter of fiscal 2012. The dividend is payable on September 15, 2011 to shareholders of record on August 31, 2011.

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF SCHOLASTIC CORPORATION

We have audited the accompanying consolidated balance sheets of Scholastic Corporation as of May 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended May 31, 2011. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scholastic Corporation at May 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Scholastic Corporation’s internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 27, 2011 expressed an unqualified opinion thereon.

New York, New York
July 27, 2011

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF SCHOLASTIC CORPORATION

We have audited Scholastic Corporation’s internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Scholastic Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Scholastic Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Scholastic Corporation as of May 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended May 31, 2011, and our report dated July 27, 2011 expressed an unqualified opinion thereon.

New York, New York
July 27, 2011

Supplementary Financial Information

	Summary of Quarterly Results of Operations (Unaudited, amounts in millions except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Ended May 31,

2011

Revenues	$290.9	$675.7	$393.7	$545.8	$1,906.1
Cost of Goods Sold	147.7	296.2	200.2	241.8	885.9
(Loss) earnings from continuing operations	(34.2)	76.9	(25.3)	26.2	43.6
(Loss) earnings from discontinued operations, net of tax	(1.0)	(2.0)	0.2	(1.4)	(4.2)
Net (loss) income	(35.2)	74.9	(25.1)	24.8	39.4
(Loss) earnings per share of Class A and Common Stock:
Basic:
(Loss) earnings from continuing operations	(0.95)	2.23	(0.81)	0.84	1.31
(Loss) earnings from discontinued operations, net of tax	(0.03)	(0.06)	0.00	(0.04)	(0.13)
Net (loss) income	(0.98)	2.17	(0.81)	0.80	1.18
Diluted:
(Loss) earnings from continuing operations	(0.95)	2.19	(0.81)	0.82	1.29
(Loss) earnings from discontinued operations, net of tax	(0.03)	(0.05)	0.00	(0.04)	(0.13)
Net (loss) income	(0.98)	2.14	(0.81)	0.78	1.16

2010

Revenues	$315.6	$660.1	$398.8	$538.4	$1,912.9
Cost of Goods Sold	158.3	273.6	195.2	232.7	859.8
(Loss) earnings from continuing operations	(24.6)	56.8	(4.3)	30.8	58.7
Earnings (loss) from discontinued operations, net of tax	1.6	(1.3)	(1.3)	(1.6)	(2.6)
Net (loss) income	(23.0)	55.5	(5.6)	29.2	56.1
(Loss) earnings per share of Class A and Common Stock:
Basic:
(Loss) earnings from continuing operations	(0.68)	1.56	(0.12)	0.85	1.61
Earnings (loss) from discontinued operations, net of tax	0.05	(0.04)	(0.03)	(0.05)	(0.07)
Net (loss) income	(0.63)	1.52	(0.15)	0.80	1.54
Diluted:
(Loss) earnings from continuing operations	(0.68)	1.54	(0.12)	0.84	1.59
Earnings (loss) from discontinued operations, net of tax	0.05	(0.03)	(0.03)	(0.05)	(0.07)
Net (loss) income	(0.63)	1.51	(0.15)	0.79	1.52

Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A | Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of May 31, 2011, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management (with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer), after conducting an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2011.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting as of May 31, 2011, which is included herein. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2011 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B | Other Information

None.

Part III

Item 10 | Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2011 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Certain information regarding the Corporation’s Executive Officers is set forth in Part I - Item 1 - Business.

Item 11 | Executive Compensation

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2011 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2011 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13 | Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2011 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14 | Principal Accounting Fees and Services

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2011 to be filed pursuant to Regulation 14A under the Exchange Act.

Part IV

Item 15 | Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:

The following consolidated financial statements are included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”:

Consolidated Statements of Operations for the years ended May 31, 2011, 2010 and 2009

Consolidated Balance Sheets at May 31, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended May 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended May 31, 2011, 2010 and 2009

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

10.7**	Form of Restricted Stock Unit Agreement under the 2007 Directors’ Plan effective as of September 23, 2008 (incorporated by reference to the 2009 10-K).

10.8**

Scholastic Corporation Executive Performance Incentive Plan, effective as of May 21, 2008 (incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement as filed with the SEC on August 15, 2008, SEC File No. 000-19860).

10.9**

Scholastic Corporation 2001 Stock Incentive Plan, amended and restated as of July 21, 2009 (the “2001 Plan”) (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 10, 2009, SEC File No. 000-19860 (the “August 31, 2009 10-Q”).

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

10.16**

Amended and Restated Lease, effective as of August 1, 1999, between ISE 555 Broadway, LLC, and Scholastic Inc., tenant, for the building known as 555 Broadway, NY, NY (incorporated by reference to the 1999 10-K).

10.17**

Amended and Restated Sublease, effective as of October 9, 1996, between Kalodop Corp. and Scholastic Inc., as subtenant, for the premises known as 557 Broadway, NY, NY (incorporated reference to the 1999 10-K).

21	Subsidiaries of the Corporation, as of July 26, 2010.

23	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer of the Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Document ***

101.DEF	XBRL Taxonomy Extension Definitions Document ***

101.LAB	XBRL Taxonomy Extension Labels Document ***

101.PRE	XBRL Taxonomy Extension Presentation Document ***

*

Such long-term debt does not individually amount to more than 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. Accordingly, pursuant to Item 601(b)(4)(iii) of Regulation S-K, such instrument is not filed herewith. The Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.

**	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 27, 2011	SCHOLASTIC CORPORATION

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

Signature	Title	Date

/s/ Richard Robinson	Chairman of the Board, President and	July 27, 2011
Chief Executive Officer and Director
Richard Robinson	(principal executive officer)

/s/ Maureen O’Connell	Executive Vice President, Chief Administrative	July 27, 2011
Officer and Chief Financial Officer
Maureen O’Connell	(principal financial and accounting officer)

/s/ James W. Barge	Director	July 27, 2011

James W. Barge

/s/ Marianne Caponnetto	Director	July 27, 2011

Marianne Caponnetto

/s/ John L. Davies	Director	July 27, 2011

John L. Davies

/s/ Andrew S. Hedden	Director	July 27, 2011

Andrew S. Hedden

Signature	Title	Date

/s/ Mae C. Jemison	Director	July 27, 2011

Mae C. Jemison

/s/ Peter M. Mayer	Director	July 27, 2011

Peter M. Mayer

/s/ John G. McDonald	Director	July 27, 2011

John G. McDonald

/s/ Augustus K. Oliver	Director	July 27, 2011

Augustus K. Oliver

/s/ Richard M. Spaulding	Director	July 27, 2011

Richard M. Spaulding

/s/ Margaret A. Williams	Director	July 27, 2011

Margaret A. Williams

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K
YEAR ENDED MAY 31, 2011
ITEM 15(c)

S-1

Schedule II

Valuation and Qualifying Accounts and Reserves

					(Amounts in millions)

					Years ended May 31,

	Balance at Beginning of Year	Expensed	Write-Offs and Other		Balance at End of Year

2011

Allowance for doubtful accounts	$18.5	$13.6	$9.8		$22.3
Reserve for returns	30.9	69.6	67.5	(1)	33.0
Reserves for obsolescence	78.1	27.3	23.2		82.2
Reserve for royalty advances	68.9	4.5	1.6		71.8

2010

Allowance for doubtful accounts	$15.2	$9.5	$6.2		$18.5
Reserve for returns	34.5	62.8	66.4	(1)	30.9
Reserves for obsolescence	74.4	27.2	23.5		78.1
Reserve for royalty advances	72.6	6.8	10.5		68.9

2009

Allowance for doubtful accounts	$14.2	$15.8	$14.8		$15.2
Reserve for returns	40.3	66.2	72.0	(1)	34.5
Reserves for obsolescence	69.2	28.4	23.2		74.4
Reserve for royalty advances	64.0	12.6	4.0		72.6

(1)	Represents actual returns charged to the reserve.

S-2

SCHOLASTIC CORPORATION
ANNUAL REPORT ON FORM 10-K, DATED MAY 31, 2011
Exhibits Index

Exhibit Number	Description of Document

21	Subsidiaries of the Corporation, as of July 26, 2010.

23	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Document *
101.DEF	XBRL Taxonomy Extension Definitions Document *
101.LAB	XBRL Taxonomy Extension Labels Document *
101.PRE	XBRL Taxonomy Extension Presentation Document *

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”