Form 10-Q
period 2011-08-31
SCHOLASTIC CORP
filed 2011-10-05
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2011	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of September 30, 2011

Common Stock, $.01 par value	29,557,830
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2011
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended August 31,

	2011	2010

Revenues	$318.0	$290.4

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization)	160.4	147.3
Selling, general and administrative expenses (exclusive of depreciation and amortization)	171.0	170.0
Bad debt expense	1.4	2.9
Depreciation and amortization	15.1	14.4
Severance	3.3	2.1

Total operating costs and expenses	351.2	336.7

Operating loss	(33.2)	(46.3)
Interest expense, net	(3.9)	(3.8)

Loss from continuing operations before income taxes	(37.1)	(50.1)

Benefit from income taxes	(12.0)	(16.2)

Loss from continuing operations	(25.1)	(33.9)

Loss from discontinued operations, net of tax	(2.0)	(1.3)

Net loss	$(27.1)	$(35.2)

Basic and diluted loss per Share of Class A and Common Stock
Basic:
Loss from continuing operations	$(0.81)	$(0.94)
Loss from discontinued operations, net of tax	$(0.06)	$(0.04)
Net loss	$(0.87)	$(0.98)
Diluted:
Loss from continuing operations	$(0.81)	$(0.94)
Loss from discontinued operations, net of tax	$(0.06)	$(0.04)
Net loss	$(0.87)	$(0.98)

Dividends declared per common share	$0.100	$0.075

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollar amounts in millions, except per share data)

	August 31, 2011	May 31, 2011	August 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$33.7	$105.3	$124.2
Accounts receivable, net	217.1	220.3	212.4
Inventories, net	422.8	308.7	429.8
Deferred income taxes	56.2	56.2	59.7
Prepaid expenses and other current assets	100.3	57.1	80.8
Current assets of discontinued operations	9.6	10.5	18.4

Total current assets	839.7	758.1	925.3

Property, plant and equipment, net	331.3	339.0	321.0
Prepublication costs	116.9	117.7	109.1
Royalty advances, net	34.6	35.5	37.9
Production costs	7.5	7.4	7.2
Goodwill	154.2	154.2	156.6
Other intangibles	19.4	19.8	15.4
Noncurrent deferred income taxes	20.2	20.2	33.0
Other assets and deferred charges	35.3	35.1	37.8

Total assets	$1,559.1	$1,487.0	$1,643.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	$47.4	$43.5	$50.5
Capital lease obligations	0.5	0.5	0.9
Accounts payable	181.2	120.1	177.0
Accrued royalties	52.7	35.4	56.3
Deferred revenue	75.9	49.1	59.8
Other accrued expenses	169.7	173.3	138.9
Current liabilities of discontinued operations	1.2	0.8	3.9

Total current liabilities	528.6	422.7	487.3

Noncurrent Liabilities:
Long-term debt	152.6	159.9	191.8
Capital lease obligations	55.3	55.0	55.1
Other noncurrent liabilities	107.5	109.4	116.8

Total noncurrent liabilities	315.4	324.3	363.7

Commitments and Contingencies:	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	578.2	576.6	574.5
Accumulated other comprehensive loss	(52.1)	(53.9)	(81.6)
Retained earnings	605.6	635.8	569.9
Treasury stock at cost	(417.0)	(418.9)	(270.9)

Total stockholders’ equity	715.1	740.0	792.3

Total liabilities and stockholders’ equity	$1,559.1	$1,487.0	$1,643.3

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended August 31,

	2011	2010

Cash flows (used in) provided by operating activities:
Net loss	$(27.1)	$(35.2)
Loss from discontinued operations, net of tax	(2.0)	(1.3)

Loss from continuing operations	(25.1)	(33.9)

Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	1.4	2.9
Provision for losses on inventory	5.9	6.3
Provision for losses on royalty advances	1.2	1.4
Amortization of prepublication and production costs	11.9	12.1
Depreciation and amortization	15.1	14.4
Deferred income taxes	—	1.0
Stock-based compensation	2.2	5.3
Changes in assets and liabilities:
Accounts receivable	2.0	(1.0)
Inventories	(121.3)	(120.2)
Prepaid and other current assets	(24.3)	(22.2)
Deferred promotion costs	(4.3)	(6.0)
Royalty advances	(0.3)	(1.1)
Accounts payable	60.7	75.1
Other accrued expenses	(18.3)	(33.3)
Accrued royalties	17.3	13.8
Deferred revenue	26.8	19.9
Pension and post-retirement liability	(0.7)	(2.9)
Other noncurrent liability	(0.4)	—
Other, net	0.6	1.0

Total adjustments	(24.5)	(33.5)

Net cash used in operating activities of continuing operations	(49.6)	(67.4)
Net cash provided by (used in) operating activities of discontinued operations	0.3	(5.7)

Net cash used in operating activities	(49.3)	(73.1)

Cash flows used in investing activities:
Prepublication and production expenditures	(11.5)	(10.8)
Additions to property, plant and equipment	(7.2)	(13.0)
Acquisition related payments	—	(1.0)

Net cash used in investing activities of continuing operations	(18.7)	(24.8)

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended August 31,

	2011	2010

Cash flows (used in) provided by financing activities:
Repayment of term loan	(10.7)	(10.7)
Borrowings under lines of credit	18.5	12.6
Repayment under lines of credit	(9.6)	(12.6)
Repayment of capital lease obligations	(0.1)	(0.3)
Reacquisition of common stock	—	(9.7)
Proceeds pursuant to stock-based compensation plans	1.3	—
Payment of dividends	(3.1)	(2.7)
Other	(0.3)	—

Net cash used in financing activities of continuing operations	(4.0)	(23.4)
Net cash used in financing activities	(4.0)	(23.4)
Effect of exchange rate changes on cash and cash equivalents	0.4	1.4

Net decrease in cash and cash equivalents	(71.6)	(119.9)
Cash and cash equivalents at beginning of period	105.3	244.1

Cash and cash equivalents at end of period	$33.7	$124.2

See accompanying notes

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

1. Basis of Presentation

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned and majority-owned subsidiaries (collectively, “Scholastic” or the “Company”). All significant intercompany transactions are eliminated in consolidation. These financial statements have not been audited but reflect those adjustments consisting of normal recurring items that management considers necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (the “Annual Report”).

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2011 relate to the twelve- month period ended May 31, 2011.

Change in Reportable Segments

During the quarter ended August 31, 2011, the Company determined that its reportable segment structure is now comprised of five reportable segments:

•	Children’s Book Publishing and Distribution
•	Educational Technology and Services
•	Classroom and Supplemental Materials Publishing
•	Media, Licensing and Advertising
•	International

Accordingly, the Company has presented segment data in prior periods consistent with this change in reportable segments.

Discontinued Operations

The Company closed or sold several operations during fiscal 2009, fiscal 2010 and the first quarter of fiscal 2012, and presently holds for sale one facility. In the current fiscal period, the Company ceased operations in its direct-to-home catalog business specializing in toys. This business was a separate reporting unit included in the Media, Licensing and Advertising segment and it is now classified as a discontinued operation in the Company’s financial statements. Reference is made to Note 2, “Discontinued Operations,” for additional information concerning discontinued operations.

Seasonality

The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based book club and book fair revenues are greatest in the second and fourth quarters of the fiscal year, while revenues from the sale of instructional materials and educational technology products are highest in the first and fourth quarters. The Company typically experiences losses from operations in the first and third quarters of each fiscal year. Due to the seasonal fluctuations that occur, the August 31, 2010 condensed consolidated balance sheet is included for comparative purposes.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

•	Accounts receivable, returns and allowances
•	Pension and other post-retirement obligations
•	Uncertain tax positions
•	Inventory reserves
•	Gross profits for book fair operations during interim periods
•	Sales taxes
•	Royalty advance reserves
•	Customer reward programs
•	Impairment testing for goodwill, intangibles and other long-lived assets

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued an update to authoritative guidance on the revenue recognition related to multiple deliverable revenue arrangements. The guidance addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. The current authoritative guidance establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, this guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. To date, the adoption of this standard has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued an update to authoritative guidance related to certain revenue arrangements that include software elements. The accounting guidance update addresses the accounting for revenue arrangements that contain tangible products and software and it affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. The update clarifies what guidance should be used in allocating and measuring revenue. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software recognition guidance “Software – Revenue Recognition.” The amendment requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard has had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

New Accounting Pronouncements

In May 2011, the FASB issued an update to the authoritative guidance related to fair value measurements. The amendments will add new disclosures, with a particular focus on Level 3 measurements. The objective of these amendments is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The disclosure amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted.

In June 2011, the FASB issued an update related to the reporting of other comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the approach chosen, a company will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The amendments in this update are to be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has not chosen early adoption.

In September 2011, the FASB issued an update to the authoritative guidance related to goodwill impairment testing. The updated guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The guidance provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company can skip the two-step test. Companies are not required to perform the qualitative assessment and are permitted to skip the qualitative assessment for any reporting unit in any period and proceed directly to Step 1 of the test. A company that validates its conclusion by measuring fair value can resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

2. Discontinued Operations

The Company continuously evaluates its portfolio of businesses for both impairment and economic viability. The Company monitors the expected cash proceeds to be realized from the disposition of discontinued operations assets, and adjusts asset values accordingly. In the current fiscal period, the Company ceased operations in its direct-to-home catalog business specializing in toys. This business was a separate reporting unit included in the Media, Licensing and Advertising segment.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three months ended August 31,

	2011	2010

Revenues	$0.1	$0.6

Asset impairments	0.9	—
Loss before income taxes	2.6	1.8
Income tax benefit	0.6	0.5

Loss from discontinued operations, net of tax	$2.0	$1.3

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table sets forth the assets and liabilities of the discontinued operations included in the condensed consolidated balance sheets of the Company as of the dates indicated:

	August 31, 2011	May 31, 2011	August 31, 2010

Accounts receivable, net	$0.1	$0.1	$3.4
Inventory	0.3	1.2	3.2
Other assets	9.2	9.2	11.8

Current assets of discontinued operations	$9.6	$10.5	$18.4

Accounts payable	$0.1	$0.2	$1.1
Accrued expenses and other liabilities	1.1	0.6	2.8

Current liabilities of discontinued operations	$1.2	$0.8	$3.9

3. Segment Information

The Company categorizes its businesses into five reportable segments: Children’s Book Publishing and Distribution; Educational Technology and Services; Classroom and Supplemental Materials Publishing; Media, Licensing and Advertising; and International. This classification reflects the nature of products and services consistent with the method by which the Company’s chief operating decision-maker assesses operating performance and allocates resources.

• Children’s Book Publishing and Distribution operates as an integrated business which includes the publication and distribution of children’s books, media and interactive products in the United States through school-based book clubs and book fairs and the trade channel. This segment is comprised of three operating segments.

• Educational Technology and Services includes the production and distribution to schools of curriculum-based learning technology and materials for grades pre-kindergarten to 12 in the United States, together with related implementation and assessment services and school consulting services. This segment is comprised of one operating segment.

• Classroom and Supplemental Materials Publishing includes the publication and distribution to schools and libraries of children’s books, classroom magazines, supplemental classroom materials and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States. This segment is comprised of two operating segments.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution(1)	Educational Technology and Services(1)(2)	Classroom and Supplemental Materials Publishing(1)(2)	Media, Licensing and Advertising(1)	Overhead(1)(3)	Total Domestic	International(1)	Total

Three months ended August 31, 2011

Revenues	$77.3	$96.6	$45.7	$10.7	$—	$230.3	$87.7	$318.0
Bad debts	—	0.3	0.4	—	—	0.7	0.7	1.4
Depreciation and amortization(4)	3.7	0.3	0.3	0.1	9.2	13.6	1.5	15.1
Amortization(5)	3.1	5.2	1.4	1.5	—	11.2	0.7	11.9
Royalty advances expensed	5.0	0.2	0.1	0.1	—	5.4	0.8	6.2
Segment operating (loss) income	(49.8)	38.8	2.1	(5.0)	(19.2)	(33.1)	(0.1)	(33.2)
Segment assets at 8/31/11	506.5	185.8	149.8	40.6	396.6	1,279.3	270.2	1,549.5
Goodwill at 8/31/11	54.3	21.9	64.0	5.4	—	145.6	8.6	154.2
Expenditures for long-lived assets, including royalty advances	8.2	5.3	1.3	1.9	5.0	21.7	2.3	24.0
Long-lived assets at 8/31/11	172.5	97.1	79.7	20.2	244.6	614.1	71.0	685.1

Three months ended August 31, 2010

Revenues	$72.8	$82.1	$36.5	$17.1	$—	$208.5	$81.9	$290.4
Bad debts	2.0	0.3	(0.3)	—	—	2.0	0.9	2.9
Depreciation and amortization(4)	3.6	0.3	0.3	0.5	8.4	13.1	1.3	14.4
Amortization(5)	3.3	5.8	0.7	1.7	—	11.5	0.6	12.1
Royalty advances expensed	5.1	0.2	—	0.1	—	5.4	0.6	6.0
Segment operating (loss) income	(51.6)	30.2	(1.7)	(2.2)	(18.8)	(44.1)	(2.2)	(46.3)
Segment assets at 8/31/10	553.1	204.6	143.5	51.5	384.0	1,336.7	288.2	1,624.9
Goodwill at 8/31/10	54.3	21.0	67.4	5.4	—	148.1	8.5	156.6
Expenditures for long-lived assets, including royalty advances	13.0	6.1	0.8	2.0	5.5	27.4	3.1	30.5
Long-lived assets at 8/31/10	183.8	91.5	76.7	20.1	227.1	599.2	69.7	668.9

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

(1)

As discussed under “Discontinued Operations” in Note 1, “Basis of Presentation,” the Company closed or sold several operations during fiscal 2009, fiscal 2010 and the first quarter of fiscal 2012 and presently holds for sale one facility. All of these businesses are classified as discontinued operations in the Company’s financial statements and, as such, are not reflected in this table.

(2)	Includes assets and results of operations acquired in a business acquisition as of September 9, 2010.

(3)

Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company’s headquarters in the metropolitan New York area, its fulfillment and distribution facilities located in Missouri and its facility located in Connecticut. Overhead also includes amounts previously allocated to the Media, Licensing and Advertising segment for the Company’s direct-to-home toy catalog business that was discontinued in the first quarter of fiscal 2012.

(4)	Includes depreciation of property, plant and equipment and amortization of intangible assets.

(5)	Includes amortization of prepublication and production costs.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

4. Debt

The following table summarizes debt as of the dates indicated:

	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

	August 31, 2011		May 31, 2011		August 31, 2010

Lines of Credit (weighted average interest rates of 4.0%, 6.7% and 3.9%, respectively)	$7.9	$7.9	$0.7	$0.7	$7.7	$7.7
Loan Agreement:
Revolving Loan	—	—	—	—	—	—
Term Loan (interest rates of 1.0%, 1.0% and 1.1%, respectively)	39.5	39.5	50.2	50.2	82.3	82.3
5% Notes due 2013, net of discount	152.6	153.0	152.5	156.6	152.3	149.2

Total debt	$200.0	$200.4	$203.4	$207.5	$242.3	$239.2

Less lines of credit, short-term debt and current portion of long-term debt	(47.4)	(47.4)	(43.5)	(43.5)	(50.5)	(50.5)

Total long-term debt	$152.6	$153.0	$159.9	$164.0	$191.8	$188.7

Short-term debt’s carrying value approximates fair value. Fair value of the Loan Agreement approximates its carrying value due to its variable interest rate and stable credit rating. Fair values of the Notes were estimated based on market quotes, where available, or dealer quotes.

The following table sets forth the maturities of the carrying values of Company’s debt obligations as of August 31, 2011, for the twelve-month periods ended August 31:

2012	$47.4
2013	152.6

Total debt	$200.0

Lines of Credit

As of August 31, 2011, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $20.0. There were no outstanding borrowings under these credit lines at August 31, 2011, May 31, 2011 and August 31, 2010. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of August 31, 2011, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $30.1, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these international facilities equivalent to $7.9 at August 31, 2011, at a weighted average interest rate of 4.0%; $0.7 at May 31, 2011, at a weighted average interest rate of 6.7%; and $7.7 at August 31, 2010, at a weighted average interest rate of 3.9%.

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

On August 16, 2010, the Borrowers entered into an amendment to the Loan Agreement, which added certain provisions related to covenants and interest. Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement, as amended, is based on (1) a rate equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.500% or (iii) the Eurodollar Rate for a one month interest period plus 1%; or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based upon the Company’s prevailing consolidated debt to total capital ratio. As of August 31, 2011, there were no borrowings outstanding under the Revolving Loan.

As of August 31, 2011, the applicable margin on the Term Loan was 0.750% and the applicable margin on the Revolving Loan was 0.600%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at August 31, 2011, was 0.150%. As of August 31, 2011, $39.5 was outstanding under the Term Loan at an interest rate of 1.0%.

As of August 31, 2011, standby letters of credit outstanding under the Loan Agreement totaled $1.4. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at August 31, 2011, the Company was in compliance with these covenants.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

5. Comprehensive Loss

The following table sets forth comprehensive loss for the periods indicated:

	Three months ended August 31,

	2011	2010

Net loss	$(27.1)	$(35.2)

Other comprehensive income, net:
Foreign currency translation adjustment	0.5	3.3
Pension and post-retirement adjustments	1.3	0.5

Total other comprehensive income, net:	1.8	3.8

Total comprehensive loss	$(25.3)	$(31.4)

6. Loss Per Share

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes the reconciliation of the numerators and denominators for the Basic and Diluted loss per share computation for the periods indicated:

	Three months ended August 31,

	2011	2010

Loss from continuing operations attributable to Class A and Common Shares	$(25.1)	$(33.9)

Loss from discontinued operations attributable to Class A and Common Shares, net of tax	(2.0)	(1.3)

Net loss attributable to Class A and Common Shares	(27.1)	(35.2)

Weighted average Shares of Class A Stock and Common Stock outstanding for basic loss per share (in millions)	31.0	36.1

Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	*	*

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted loss per share (in millions)	*	*

Loss per share of Class A and Common Stock:
Basic:
Loss from continuing operations	$(0.81)	$(0.94)
Loss from discontinued operations, net of tax	$(0.06)	$(0.04)
Net loss	$(0.87)	$(0.98)

Diluted:
Loss from continuing operations	$(0.81)	$(0.94)
Loss from discontinued operations, net of tax	$(0.06)	$(0.04)
Net loss	$(0.87)	$(0.98)

* In the three months ended August 31, 2011 and 2010, the Company experienced a loss from continuing operations and therefore did not report any dilutive share impact.

Potentially dilutive options pursuant to compensation plans that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive were 4.5 million and 5.0 million for the three-month periods ended August 31, 2011 and 2010, respectively. Had the Company reported net income for the three-month periods ended August 31, 2011 and 2010, the dilutive effect for the periods ended August 31, 2011 and 2010 would have been 0.6 million and 0.4 million, respectively. Options outstanding pursuant to compensation plans were 6.0 million and 6.4 million as of August 31, 2011 and 2010, respectively.

As of August 31, 2011, $44.5 remained available for future purchases of common shares under the current repurchase authorization of the Board of Directors. See Note 12, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

7. Goodwill and Other Intangibles

Goodwill and other intangible assets with indefinite lives are reviewed annually for impairment or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the periods indicated:

	Three months ended August 31, 2011	Twelve months ended May 31, 2011	Three months ended August 31, 2010

Gross beginning balance	$175.0	$174.0	$174.0
Accumulated impairment	(20.8)	(17.4)	(17.4)

Beginning balance	$154.2	$156.6	$156.6
Additions due to acquisition	—	1.0	—
Impairment charge	—	(3.4)	—

Gross ending balance	175.0	175.0	174.0
Accumulated impairment	(20.8)	(20.8)	(17.4)

Ending balance	$154.2	$154.2	$156.6

On September 9, 2010, the Company purchased the assets of Math Solutions, an education resources and professional development company focusing on K-12 math instruction, for $8.2, net of cash acquired. The Company has integrated this business with its Educational Technology and Services segment. The Company utilized Level 3 fair value measurement inputs, using its own assumptions, including internally-developed discounted cash flow forecasts, to determine the fair value of the assets acquired and the amount of goodwill to be allocated to the Math Solutions business. As a result, the Company recognized $0.8 of goodwill and $5.6 of amortizable intangible assets. In the second quarter of fiscal 2011, the Company also recognized $0.2 of goodwill associated with a previously acquired international entity.

As of May 31, 2011, the Company determined the carrying value of its Scholastic Library Publishing and Classroom Magazines business within the Classroom and Supplemental Materials Publishing segment exceeded the fair value of this reporting unit. The Company employed internally-developed discounted cash flow forecasts and market comparisons to determine the fair value of the reporting unit and the implied fair value of the reporting unit’s assets and liabilities. Accordingly, the Company recognized an impairment charge of $3.4 at May 31, 2011.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes the activity in Other intangibles subject to amortization for the periods indicated:

	Three months ended August 31, 2011	Twelve months ended May 31, 2011	Three months ended August 31, 2010

Beginning balance - Customer lists	$0.7	$0.8	$0.8
Amortization expense	0.0	(0.2)	(0.1)
Foreign currency translation	0.0	0.1	0.1

Customer lists, net of accumulated amortization of $1.1, $1.1 and $1.0, respectively	$0.7	$0.7	$0.8

Beginning balance - Other intangibles	$17.3	$2.2	$2.2
Additions due to acquisition	—	5.6	—
Reclassified from indefinite-lived intangible assets	—	10.7	—
Amortization expense	(0.4)	(1.2)	(0.1)

Other intangibles, net of accumulated amortization of $4.5, $4.2 and $3.1, respectively	$16.9	$17.3	$2.1

Total other intangibles subject to amortization	$17.6	$18.0	$2.9

Amortization expense for Other intangibles totaled $0.4 for the three months ended August 31, 2011, $1.4 for the twelve months ended May 31, 2011, and $0.2 for the three months ended August 31, 2010. Intangible assets with definite lives consist principally of customer lists and covenants not to compete. Intangible assets with definite lives are amortized over their estimated useful lives. The average remaining useful lives of all amortizable intangible assets is 7 years.

In fiscal 2011, the Company recognized $5.6 of amortizable intangible assets as a result of the Math Solutions acquisition. The Company utilized Level 3 fair value measurement inputs, using its own assumptions including internally-developed discounted cash flow forecasts and market comparisons, to determine the fair value of the intangible assets acquired.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	August 31, 2011	May 31, 2011	August 31, 2010

Net carrying value by major class:
Trademarks and Other	$1.8	$1.8	$12.5

Total	$1.8	$1.8	$12.5

8. Investments

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $21.2, $20.4 and $21.7 at August 31, 2011, May 31, 2011 and August 31, 2010, respectively.

The Company owns non-controlling interests in a book distribution business located in the United Kingdom. In fiscal 2011, the Company determined that these assets were other than temporarily impaired. The Company employed Level 3 fair value measures, including discounted cash flow projections, and recognized an impairment loss of $3.6. The carrying value of these assets was $5.7 as of August 31, 2011.

In fiscal 2007, the Company participated in the organization of a new entity that produces and distributes educational children’s television programming. Since inception in August 2006, the Company has contributed a total of $6.0 in cash and certain rights to existing television programming. The Company’s investment, which consists of a 12.25% equity interest, is accounted for using the equity method of accounting. The net value of this investment at August 31, 2011 was $1.3.

The Company’s 26.2% non-controlling interest in a children’s book publishing business located in the UK is accounted for using the equity method of accounting. The net value of this investment at August 31, 2011 was $14.2.

Income from equity joint ventures totaled $0.4 and $0.3 for the three months ended August 31, 2011 and 2010, respectively.

The following table summarizes the Company’s investments as of the dates indicated:

	August 31, 2011	May 31, 2011	August 31, 2010

Cost method investments:
UK - based	$5.7	$5.7	$9.1

Total cost method investments	$5.7	$5.7	$9.1

Equity method investments:
UK - based	$14.2	$13.4	$11.7
U.S. - based	1.3	1.3	0.9

Total equity method investments	$15.5	$14.7	$12.6

Total	$21.2	$20.4	$21.7

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

9. Employee Benefit Plans

The following table sets forth components of the net periodic benefit costs for the periods indicated under the Company’s cash balance retirement plan for its United States employees meeting certain eligibility requirements (the “U.S. Pension Plan”), the defined benefit pension plan of Scholastic Limited, an indirect subsidiary of Scholastic Corporation located in the United Kingdom (the “UK Pension Plan”), and the defined benefit pension plan of Grolier Limited, an indirect subsidiary of Scholastic Corporation located in Canada (the “Canadian Pension Plan” and together with the U.S. Pension Plan and the UK Pension Plan, the “Pension Plans”). Also included are the post-retirement benefits, consisting of certain healthcare and life insurance benefits, provided by the Company to its eligible retired United States-based employees (the “Post-Retirement Benefits”). The Pension Plans and Post-Retirement Benefits include participants associated with both continuing operations and discontinued operations.

	Pension Plans Three months ended August 31,		Post-Retirement Benefits Three months ended August 31,

	2011	2010	2011	2010

Components of net periodic benefit costs:
Service cost	$—	$0.1	$0.0	$—
Interest cost	2.1	2.2	0.5	0.5
Expected return on assets	(2.7)	(2.4)	—	—
Net amortization of prior service credit	—	—	(0.2)	(0.2)
Amortization of loss	0.3	0.5	1.0	0.5

Net periodic benefit costs	$(0.3)	$0.4	$1.3	$0.8

In the second quarter of fiscal 2011, the Company completed the settlement of its outstanding liabilities under the Canadian Pension Plan by purchasing non-participating annuities to service these liabilities prospectively.

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the three months ended August 31, 2011, the Company contributed $0.0 to the U.S. Pension Plan and $0.2 to the UK Pension Plan.

The Company expects, based on actuarial calculations to contribute cash of approximately $8.5 to the Pension Plans for the fiscal year ending May 31, 2012.

10. Stock-Based Compensation

The following table summarizes stock-based compensation included in Selling, general and administrative expenses for the periods indicated:

	Three months ended August 31,

	2011	2010

Stock option expense	$1.5	$3.8
Restricted stock unit expense	0.7	1.4
Management stock purchase plan expense	0.0	0.0
Employee stock purchase plan expense	0.0	0.1

Total stock-based compensation expense	$2.2	$5.3

During each of the three months ended August 31, 2011 and 2010, shares of Common Stock issued by the Corporation pursuant to its stock-based compensation plans were not material.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

11. Severance

The Company implemented new cost reduction initiatives, notably a voluntary retirement program, in the current fiscal year and incurred severance expense of $2.1 million related to this program. The table below provides information regarding the severance cost reported in the Company’s condensed consolidated statements of operations, including the costs related to this program.

Accrued severance of $2.4, $1.9 and $1.7 as of August 31, 2011, May 31, 2011 and August 31, 2010, respectively, is included in “Other accrued expenses” on the Company’s condensed consolidated balance sheets.

	Three months ended August 31, 2011	Twelve months ended May 31, 2011	Three months ended August 31, 2010

Beginning balance	$1.9	$3.4	$3.4
Accruals	3.3	6.7	2.1
Payments	(2.8)	(8.2)	(3.8)

Ending balance	$2.4	$1.9	$1.7

12. Treasury Stock

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

As of August 31, 2011, $44.5 remained available for future purchases under the current Board of Directors authorization, which purchases may be made from time to time as conditions allow, on the open market or in negotiated private transactions. The repurchase program may be suspended at any time without prior notice.

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

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets and liabilities. In fiscal 2011, the Company recognized a loss related to an other-than-temporary impairment of $3.6 for a UK-based cost method investment. The Company utilized Level 3 measurements in the fair value assessment (see Note 8, “Investments”). In fiscal 2011, the Company recognized a loss of $3.4 related to an impairment of goodwill. See Note 7, “Goodwill and Other Intangibles,” for a discussion of the fair value measures employed in these asset impairment analyses.

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

The Company’s annual effective tax rate for the fiscal year ending May 31, 2012 is currently expected to be approximately 45%. The Company’s expected full year effective tax rate exceeds statutory rates primarily as a result of net operating losses in foreign jurisdictions, mainly in the United Kingdom, where the Company does not expect to realize future tax benefits. As a result, valuation allowances are provided for the net operating loss carry forwards in these jurisdictions.

The Company recognizes tax benefits of uncertain tax positions in accordance with the current accounting guidance pertaining to uncertainty in income taxes. The Company does not currently anticipate a material change to its unrecognized tax benefits within twelve months of August 31, 2011. However, actual developments can change these expectations, including the final terms of settlement of current audits.

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

15. Derivatives and Hedging

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings, and it recognizes the unrealized gain or loss in other current assets or liabilities. Unrealized gains of $0.1 and $1.0 were recognized at August 31, 2011 and 2010, respectively.

16. Subsequent Event

On September 21, 2011, the Company announced that the Board of Directors declared a cash dividend of $0.10 per Class A and Common share in respect of the second quarter of fiscal 2012. The dividend is payable on December 15, 2011 to shareholders of record on October 31, 2011.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

The Company’s first quarter is generally its smallest revenue period as most schools are not in session, resulting in a seasonal loss.

Revenues in the first quarter of the current fiscal year rose $27.6 million, or 9.5%, to $318.0 million, compared to $290.4 million in the prior year period. Increased technology product and service sales in the Educational Technology and Services segment were driven by sales of the Company’s technology-based reading intervention program READ 180® Next Generation. Revenues also increased in the Classroom and Supplemental Materials Publishing segment as a result of increased sales of literacy initiative materials. In Children’s Book Publishing and Distribution, trade revenues increased driven by continued strong sales of the Hunger Games trilogy, in both print and ebook formats, and of Harry Potter titles.

For the quarter ended August 31, 2011 net loss was $27.1 million, compared to a net loss of $35.2 million in the prior fiscal year quarter. Stronger results reflected higher sales of educational products and services to schools, as well as higher sales of children’s books in retail trade channels. The Company typically records a loss in its fiscal first quarter, when most schools are not in session and its School Book Clubs and Fairs generate minimal revenue.

During fiscal 2012, the Company will continue to move forward with digital growth initiatives in the Children’s Book Publishing and Distribution segment and it remains on schedule to roll out the children’s e-reading app and online store later this fiscal year. To help fund this strategic spending, the Company is reducing costs in non-digital areas, including the implementation of a voluntary retirement program. The Company continues to anticipate total revenue of approximately $1.9 billion and earnings per diluted share from continuing operations in the range of $1.75 to $2.10, before the impact of any one-time items associated with cost reductions or non-cash, non-operating items.

Results of Continuing Operations and Discontinued Operations

Revenues for the quarter ended August 31, 2011 increased by $27.6 million, or 9.5%, to $318.0 million, compared to $290.4 million in the prior fiscal year quarter. This was due to higher revenues in the Educational Technology and Services, Classroom and Supplemental Materials Publishing, International and Children’s Book Publishing and Distribution segments of $14.5 million, $9.2 million, $5.8 million and $4.5 million, respectively, partially offset by lower revenues in the Media, Licensing and Advertising segment of $6.4 million.

Cost of goods sold as a percentage of revenue for the quarter ended August 31, 2011 decreased slightly to 50.4%, compared to 50.7% in the prior fiscal year quarter, primarily due to product mix in the International segment and higher revenues compared to relatively consistent prepublication and production amortization costs. Components of Cost of goods sold for the three months ended August 31, 2011 and 2010 are as follows:

	Three months ended August 31,

	2011	2010

Product, service and production costs	$79.5	$77.1
Royalty costs	22.9	19.2
Prepublication and production amortization	11.8	12.1
Postage, freight, shipping, fulfillment and all other costs	46.2	38.9

Total	$160.4	$147.3

Selling, general and administrative expenses increased slightly to $171.0 million in the quarter, or 53.8% of revenue, compared to $170.0 million, or 58.5% of revenue, in the prior fiscal year quarter, due to higher commissions in the Educational Technology and Services segment.

Bad debt expense decreased to $1.4 million for the quarter ended August 31, 2011, compared to $2.9 million in the prior fiscal year quarter, primarily in the Children’s Book Publishing and Distribution segment.

Severance expense increased to $3.3 million for the quarter ended August 31, 2011, compared to $2.1 million in the prior fiscal year quarter, as the Company implemented new cost reduction initiatives, notably a voluntary retirement program, in the current fiscal year and incurred severance expense of $2.1 million related to this program. The Company expects additional severance costs of approximately $8 million to $13 million during the balance of fiscal 2012 related to this and other programs.

Net interest expense increased slightly to $3.9 million in the quarter ended August 31, 2011, compared to $3.8 million in the prior fiscal year quarter.

SCHOLASTIC CORPORATION
Item 2. MD&A

The loss from discontinued operations, net of tax, was $2.0 million, or $0.06 per share, for the quarter ended August 31, 2011, compared to $1.3 million, or $0.04 per share, in the prior fiscal year quarter. The increase in such loss reflects asset impairments recorded in the quarter ended August 31, 2011.

Results of Continuing Operations

Children’s Book Publishing and Distribution

($ amounts in millions)	Three months ended August 31,

	2011	2010

Revenues	$77.3	$72.8

Operating loss	(49.8)	(51.6)

Operating margin	*	*

          * Not meaningful

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended August 31, 2011 increased by $4.5 million, or 6.2%, to $77.3 million, compared to $72.8 million in the prior fiscal year quarter. This increase was primarily related to higher revenue in the Company’s trade business, which was driven by strong sales of the Hunger Games trilogy, in both print and ebook formats, and of Harry Potter titles. School book clubs and book fairs have minimal activity in the Company’s first fiscal quarter, as most schools are not in session.

Segment operating loss for the quarter ended August 31, 2011 decreased by $1.8 million, or 3.5%, to a loss of $49.8 million, compared to a loss of $51.6 million in the prior fiscal year quarter, principally due to the increased revenue in the Company’s trade business. The improved results were also partially offset by the Company’s continued investment in its digital initiatives.

Educational Technology and Services

($ amounts in millions)	Three months ended August 31,

	2011	2010

Revenues	$96.6	$82.1

Operating income	38.8	30.2

Operating margin	40.2%	36.8%

Revenues in the Educational Technology and Services segment for the quarter ended August 31, 2011 increased by $14.5 million, or 17.7%, to $96.6 million, compared to $82.1 million in the prior fiscal year quarter. This increase was primarily due to strong sales of educational technology, led by READ 180® Next Generation, and continued strength in math, early learning and services.

Segment operating income for the quarter ended August 31, 2011 increased by $8.6 million to $38.8 million, compared to $30.2 million in the prior fiscal year quarter, principally driven by the increase in revenues described above.

SCHOLASTIC CORPORATION
Item 2. MD&A

Classroom and Supplemental Materials Publishing

($ amounts in millions)	Three months ended August 31,

	2011	2010

Revenues	$45.7	$36.5

Operating income (loss)	2.1	(1.7)

Operating margin	4.6%	*

          * Not meaningful

Revenues in the Classroom and Supplemental Materials Publishing segment for the quarter ended August 31, 2011 increased by $9.2 million, or 25.2%, to $45.7 million, compared to $36.5 million in the prior fiscal year quarter. This increase was primarily due to increased sales of classroom books, driven by contracts for summer reading and custom book collections.

Segment operating income for the quarter ended August 31, 2011 was $2.1 million which was a $3.8 million improvement over the prior fiscal year quarter loss of $1.7 million. This was principally driven by the increase in revenues described above.

International

($ amounts in millions)	Three months ended August 31,

	2011	2010

Revenues	$87.7	$81.9

Operating loss	(0.1)	(2.2)

Operating margin	*	*

          * Not meaningful

Revenues in the International segment for the quarter ended August 31, 2011 increased by $5.8 million, or 7.1%, to $87.7 million, compared to $81.9 million in the prior fiscal year quarter, primarily due to the favorable impact of foreign currency exchange rates of $9.8 million, as well as higher revenues in the Company’s Asia operations, partially offset by lower revenues in the Company’s Australian, New Zealand and Canadian operations.

Segment operating loss for the quarter ended August 31, 2011 decreased by $2.1 million to a loss of $0.1 million, compared to a loss of $2.2 million in the prior fiscal year quarter, primarily due to the favorable foreign exchange rates.

SCHOLASTIC CORPORATION
Item 2. MD&A

Media, Licensing and Advertising

($ amounts in millions)	Three months ended August 31,

	2011	2010

Revenues	$10.7	$17.1

Operating loss	(5.0)	(2.2)

Operating margin	*	*

          * Not meaningful

Revenues in the Media, Licensing and Advertising segment for the quarter ended August 31, 2011 decreased by $6.4 million, or 37.4%, to $10.7 million, compared to $17.1 million in the prior fiscal year quarter, as a result of a planned decrease in custom marketing programs for third party sponsors in the current period, as well as higher, non-recurring production revenue in the prior year period.

Segment operating loss for the quarter ended August 31, 2011 increased to a loss of $5.0 million, compared to a loss of $2.2 million in the prior fiscal year quarter, primarily related to the factors discussed above.

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

SCHOLASTIC CORPORATION
Item 2. MD&A

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $33.7 million at August 31, 2011, compared to $105.3 million at May 31, 2011 and $124.2 million at August 31, 2010.

Cash used in operating activities improved by $23.8 million to $49.3 million for the three months ended August 31, 2011, compared to $73.1 million in the prior fiscal year period. Primary drivers of the improvement include the higher sales and earnings of READ 180® Next Generation from the Educational Technology and Services segment and increased deferred revenue from this segment. The Educational Technology and Services segment defers revenue related to services until the services are rendered to the customer, even if payment for these services has been received by the Company. The Company continues to manage its required inventory levels and monitors its trade receivables and payables closely. Working capital levels generally build in the first quarter, as the Company builds inventory for the upcoming school year.

Cash used in investing activities decreased by $6.1 million to $18.7 million for the three months ended August 31, 2011, compared to $24.8 million in the prior fiscal year period. Spending decreased for property plant and equipment costs. The Company continues to invest in its ongoing digital initiatives.

Cash used in financing activities was $4.0 million for the three months ended August 31, 2011, compared to $23.4 million for the prior fiscal year period. The change was primarily due to repurchases of Common Stock of $9.7 million in the prior period and the timing of borrowings under the Company’s foreign credit lines.

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

The Company has maintained sufficient liquidity to fund ongoing operations, dividends, authorized common share repurchases, debt service, planned capital expenditures and other investments. As of August 31, 2011, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $33.7 million, cash from operations, and borrowings remaining available under the Revolving Loan (as described under “Financing” below) totaling $325.0 million. 76% of the Company’s outstanding debt is not due until fiscal 2013. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). The Company’s credit rating from Standard & Poor’s Rating Services is “BB-” and its credit rating from Moody’s Investors Service is “Ba2.” Moody’s Investors Service has rated the outlook for the Company as “Positive,” and Standard and Poor’s Rating Services has rated the outlook for the Company as “Stable.” The Company believes that existing committed credit lines and the ability to obtain similar financing credit upon expiration of current commitments, cash from operations and other sources of cash are sufficient to meet the Company’s liquidity needs for the near term. The Company is currently compliant with its debt covenants and expects to remain compliant for the foreseeable future. The Company’s interest rates for the Loan Agreement are associated with certain leverage ratios, and, accordingly, a change in the Company’s credit rating does not result in an increase in interest costs under the Company’s Loan Agreement.

SCHOLASTIC CORPORATION
Item 2. MD&A

Financing

Lines of Credit

As of August 31, 2011, the Company’s credit lines available under unsecured money market bid rate credit lines totaled $20.0 million. There were no outstanding borrowings under these credit lines at August 31, 2011, May 31, 2011 and August 31, 2010. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term, not to exceed 365 days, agreed to at the time each loan is made.

As of August 31, 2011, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $30.1 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these international facilities equivalent to $7.9 million at August 31, 2011 at a weighted average interest rate of 4.0%; $0.7 million at May 31, 2011 at a weighted average interest rate of 6.7%; and $7.7 million at August 31, 2010 at a weighted average interest rate of 3.9%.

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

On August 16, 2010, the Borrowers entered into an amendment to the Loan Agreement, which added certain provisions related to covenants and interest. Interest on both the Term Loan and Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). At the election of the Borrower, the interest rate charged for each loan made under the Loan Agreement, as amended, is based on (1) a rate equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.500% or (iii) the Eurodollar Rate for a one month interest period plus 1%; or (2) an adjusted LIBOR rate plus an applicable margin, ranging from 0.500% to 1.250% based upon the Company’s prevailing consolidated debt to total capital ratio. As of August 31, 2011, there were no borrowings outstanding under the Revolving Loan.

As of August 31, 2011, the applicable margin of the Term Loan was 0.750% and the applicable margin on the Revolving Loan was 0.600%. The Loan Agreement also provides for the payment of a facility fee ranging from 0.125% to 0.250% per annum on the Revolving Loan only, which at August 31, 2011, was 0.150%. As of August 31, 2011, $39.5 million was outstanding under the Term Loan at an interest rate of 1.0%.

As of August 31, 2011, there was $1.4 million of outstanding standby letters of credit issued under the Loan Agreement. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at August 31, 2011, the Company was in compliance with these covenants. See Note 4 of Notes to condensed consolidated financial statements – unaudited in Item 1, “Financial Statements,” for outstanding balances and interest rates for these notes.

SCHOLASTIC CORPORATION
Item 2. MD&A

5% Notes due 2013

In April 2003, The Corporation issued $175.0 million of 5% Notes (the “5% Notes”). The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year through maturity. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption.

The Company’s total debt obligations were $200.0 million at August 31, 2011, $203.4 million at May 31, 2011 and $242.3 million at August 31, 2010. The lower level of debt at August 31, 2011 and May 31, 2011 compared to August 31, 2010 was primarily due to repayments made on the Term Loan.

For a more complete description of the Company’s debt obligations, see Note 4 of Notes to condensed consolidated financial statements – unaudited in Item 1, “Financial Statements.”

SCHOLASTIC CORPORATION
Item 2. MD&A

New Accounting Pronouncements

Reference is made to Note 1 of Notes to condensed consolidated financial statements- unaudited in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report.

SCHOLASTIC CORPORATION
Item 2. MD&A

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (“SEC”) filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, plans, conditions in the children’s book and educational material markets and acceptance of the Company’s products in those markets, e-commerce and digital initiatives, strategies, goals, revenues, improved efficiencies, general costs, manufacturing costs, medical costs, severance costs, merit pay, operating margins, working capital, liquidity, capital needs, expected investing activity, interest costs and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in the Annual Report and other risks and factors identified from time to time in the Company’s filings with the SEC.

The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

SCHOLASTIC CORPORATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts. As of August 31, 2011, these transactions were not significant. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 25% of the Company’s debt at August 31, 2011 and May 31, 2011 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 40% at August 31, 2010. The decrease in variable-rate debt as of August 31, 2011 and May 31, 2011, compared to August 31, 2010, was primarily due to repayments made on the Term Loan. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of August 31, 2011 (see Note 4 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements”):

($ amounts in millions)	Fiscal Year Maturity

	2012(1)	2013	2014	2015	2016	Thereafter	Total	Fair Value at August 31, 2011

Debt Obligations
Lines of Credit	$7.9	$—	$—	$—	$—	$—	$7.9	$7.9
Average interest rate	4.0%

Long-term debt including current
Fixed-rate debt	$—	$153.0	$—	$—	$—	$—	$153.0	$153.0
Average interest rate		5.0%

Variable-rate debt	$32.1	$7.4 (3)	$—	$—	$—	$—	$39.5	$39.5
Interest rate (2)	1.0%	1.0%

(1)	2012 includes the remaining nine months of the current fiscal year.

(2)	Represents the interest rate under the Term Loan at August 31, 2011; the interest rate is subject to change over the life of the Term Loan.

(3)	Represents the final payment under the Term Loan, which has a final maturity of June 1, 2012 but may be repaid at any time.

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of August 31, 2011, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 1. Legal Proceedings

As previously reported, the Company was party to certain actions filed by each of Alaska Laborers Employee Retirement Fund and Paul Baicu, which were consolidated on November 8, 2007. On September 26, 2008, the plaintiff sought leave of the Court to file a second amended class action complaint, in order to add allegations relating to the Company’s restatement announced in the Company’s Annual Report on Form 10-K filed on July 30, 2008. The Court thereafter dismissed the Company’s pending motion to dismiss as moot. On October 20, 2008, the plaintiff filed the second amended complaint, and on October 31, 2008, the Company filed a motion to dismiss the second amended complaint. On September 30, 2010, the Court granted the Company’s motion to dismiss the second amended complaint for failure to state a cause of action, while also granting leave to the plaintiff to move to file a new proposed amended complaint. On December 1, 2010, the plaintiff filed a motion for leave to file a proposed third amended class action complaint, as well as a motion to replace Alaska Laborer Employers Retirement Fund with City of Sterling Heights Police and Fire Retirement System as lead plaintiff, and, on January 14, 2011, the Company filed an opposition to plaintiff’s motions for leave to file a third amended class action complaint and to substitute lead plaintiff, which was argued on March 3, 2011. The proposed third amended class action complaint shortened the original class action period to end on December 16, 2005 rather than on March 23, 2006, but otherwise continued to allege securities fraud relating to statements made by the Company concerning its operations and financial results, now for the period between March 18, 2005 and December 16, 2005, and sought unspecified compensatory damages. On August 3, 2011, the Court denied plaintiff’s motions for leave to file a proposed third amended class action complaint and to substitute a new lead plaintiff and dismissed the lawsuit. Accordingly, with the time for appeal having expired on September 2, 2011 with no appeal being filed, the action has now been terminated in favor of the Company.

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

SCHOLASTIC CORPORATION
(Registrant)

Date: October 5, 2011	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President and Chief
Executive Officer

Date: October 5, 2011	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(principal financial and
accounting officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED AUGUST 31, 2011
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