Form 10-Q
period 2011-11-30
SCHOLASTIC CORP
filed 2011-12-22
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2011	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of November 30, 2011

Common Stock, $.01 par value	29,397,813
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2011
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended November 30,		Six months ended November 30,

	2011	2010	2011	2010

Revenues	$685.3	$667.9	$1,003.3	$958.3

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization)	285.7	291.2	446.1	438.5
Selling, general and administrative expenses (exclusive of depreciation and amortization)	229.6	229.1	400.6	399.1
Bad debt expense	3.3	3.0	4.7	5.9
Depreciation and amortization	15.5	14.5	30.6	28.9
Loss on leases	6.2	—	6.2	—
Severance	5.0	1.0	8.3	3.1

Total operating costs and expenses	545.3	538.8	896.5	875.5

Operating income	140.0	129.1	106.8	82.8

Other expense	—	(0.4)	—	(0.4)
Interest expense, net	3.9	4.0	7.8	7.8

Earnings from continuing operations before income taxes	136.1	124.7	99.0	74.6

Provision for income taxes	52.8	47.6	40.8	31.4

Earnings from continuing operations	83.3	77.1	58.2	43.2

Loss from discontinued operations, net of tax	(0.5)	(2.2)	(2.5)	(3.5)

Net income	$82.8	$74.9	$55.7	$39.7

Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic:
Earnings from continuing operations	$2.66	$2.23	$1.86	$1.22

Loss from discontinued operations, net of tax	$(0.02)	$(0.06)	$(0.08)	$(0.10)
Net income	$2.64	$2.17	$1.78	$1.12
Diluted:
Earnings from continuing operations	$2.62	$2.20	$1.83	$1.21

Loss from discontinued operations, net of tax	$(0.02)	$(0.06)	$(0.08)	$(0.10)
Net income	$2.60	$2.14	$1.75	$1.11

Dividends declared per common share	$0.100	$0.075	$0.200	$0.150

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollar amounts in millions, except per share data)

	November 30, 2011	May 31, 2011	November 30, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$114.0	$105.3	$53.2
Accounts receivable, net	288.1	220.3	287.5
Inventories, net	376.2	308.7	367.9
Deferred income taxes	56.6	56.2	59.8
Prepaid expenses and other current assets	45.6	57.1	48.4
Current assets of discontinued operations	9.3	10.5	18.2

Total current assets	889.8	758.1	835.0

Property, plant and equipment, net	328.7	339.0	343.5
Prepublication costs	118.4	117.7	109.8
Royalty advances, net	37.0	35.5	38.6
Production costs	7.1	7.4	7.6
Goodwill	155.1	154.2	163.7
Other intangibles	18.9	19.8	15.0
Noncurrent deferred income taxes	20.0	20.2	33.4
Other assets and deferred charges	35.9	35.1	37.8

Total assets	$1,610.9	$1,487.0	$1,584.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	$5.7	$43.5	$50.0
Capital lease obligations	0.6	0.5	0.5
Accounts payable	146.0	120.1	162.5
Accrued royalties	50.8	35.4	48.8
Deferred revenue	92.2	49.1	81.7
Other accrued expenses	205.1	173.3	165.8
Current liabilities of discontinued operations	0.7	0.8	3.7

Total current liabilities	501.1	422.7	513.0

Noncurrent Liabilities:
Long-term debt	152.7	159.9	181.2
Capital lease obligations	55.5	55.0	54.5
Other noncurrent liabilities	110.1	109.4	115.0

Total noncurrent liabilities	318.3	324.3	350.7

Commitments and Contingencies:	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	583.2	576.6	577.7
Accumulated other comprehensive loss	(57.0)	(53.9)	(72.6)
Retained earnings	685.2	635.8	642.4
Treasury stock at cost	(420.3)	(418.9)	(427.2)

Total stockholders’ equity	791.5	740.0	720.7

Total liabilities and stockholders’ equity	$1,610.9	$1,487.0	$1,584.4

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions)

	Six months ended November 30,

	2011	2010

Cash flows provided by (used in) operating activities:
Net income	$55.7	$39.7
Loss from discontinued operations, net of tax	(2.5)	(3.5)

Earnings from continuing operations	58.2	43.2

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities of continuing operations:
Provision for losses on accounts receivable	4.7	5.9
Provision for losses on inventory	11.6	12.0
Provision for losses on royalty	2.3	1.7
Amortization of prepublication and production costs	24.4	24.5
Depreciation and amortization	30.6	28.9
Deferred income taxes	—	1.0
Stock-based compensation	7.8	8.4
Loss on leases	6.2	—
Changes in assets and liabilities:
Accounts receivable	(76.0)	(75.5)
Inventories	(83.5)	(60.1)
Other current assets	(8.1)	(10.4)
Deferred promotion costs	(1.8)	(1.6)
Royalty advances	(4.1)	(1.9)
Accounts payable	25.3	57.6
Other accrued expenses	55.1	9.5
Accrued royalties	15.9	5.8
Deferred revenue	43.2	41.6
Pension and post-retirement liability	(2.8)	(4.3)
Other, net	0.1	(0.1)

Total adjustments	50.9	43.0

Net cash provided by operating activities of continuing operations	109.1	86.2
Net cash used in operating activities of discontinued operations	(1.3)	(2.7)

Net cash provided by operating activities	107.8	83.5

Cash flows used in investing activities:
Prepublication and production expenditures	(25.4)	(23.4)
Additions to property, plant and equipment	(20.8)	(24.2)
Land acquisition	—	(24.3)
Acquisition-related payments (net of cash received of $2.5)	—	(9.2)

Net cash used in investing activities of continuing operations	(46.2)	(81.1)

Net cash used in investing activities	(46.2)	(81.1)

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions)

	Six months ended November 30,

	2011	2010

Cash flows (used in) provided by financing activities:
Repayment of term loan	(50.2)	(21.4)
Borrowings under Credit Agreement and Revolver	28.8	70.0
Repayment of Credit Agreement and Revolver	(28.8)	(70.0)
Borrowings under lines of credit	52.0	78.6
Repayment of lines of credit	(45.0)	(79.8)
Repayment of capital lease obligations	(0.2)	(1.8)
Reacquisition of common stock	(5.0)	(165.7)
Proceeds pursuant to stock-based compensation plans	3.4	1.0
Payment of dividends	(6.2)	(5.4)
Other	(0.6)	(0.9)

Net cash used in financing activities of continuing operations	(51.8)	(195.4)

Net cash used in financing activities	(51.8)	(195.4)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	3.3

Net increase (decrease) in cash and cash equivalents	8.7	(189.7)

Cash and cash equivalents at beginning of period, including cash of discontinued operations of $0.0 and $0.0 at June 1, 2011 and 2010, respectively.	105.3	244.1

Cash and cash equivalents at end of period, including cash of discontinued operations of $0.0 and $1.2 at November 30, 2011 and 2010, respectively.	$114.0	$54.4

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

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2011 relate to the twelve month period ended May 31, 2011.

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

Discontinued Operations

The Company closed or sold several operations during fiscal 2009, fiscal 2010 and the first quarter of fiscal 2012, and presently holds for sale one facility. During the first quarter of fiscal 2012, the Company ceased operations in its direct-to-home catalog business specializing in toys. This business was a separate reporting unit included in the Media, Licensing and Advertising segment and is now classified as a discontinued operation in the Company’s financial statements. Reference is made to Note 2, “Discontinued Operations,” for additional information concerning discontinued operations.

Seasonality

The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based book club and book fair revenues are greatest in the second and fourth quarters of the fiscal year, while revenues from the sale of instructional materials and educational technology products are highest in the first and fourth quarters. The Company typically experiences losses from operations in the first and third quarters of each fiscal year. Due to the seasonal fluctuations that occur, the November 30, 2010 condensed consolidated balance sheet is included for comparative purposes.

Use of estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Regulation S-X. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations,

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

including; but not limited to:

•	Accounts receivable, returns and allowances
•	Pension and other post-retirement obligations
•	Uncertain tax positions
•	Inventory reserves
•	Gross profits for book fair operations during interim periods
•	Sales taxes
•	Royalty advance reserves
•	Customer reward programs
•	Impairment testing for goodwill, intangibles and other long-lived assets

Restricted Cash

The condensed consolidated balance sheets include restricted cash of $0.5, $0.5 and $1.3 at November 30, 2011, May 31, 2011 and November 30, 2010, respectively, which is reported in “Other current assets.”

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

2. Discontinued Operations

The Company continuously evaluates its portfolio of businesses for both impairment and economic viability. The Company monitors the expected cash proceeds to be realized from the disposition of discontinued operations assets, and adjusts asset values accordingly. In the first quarter of fiscal 2012, the Company ceased operations in its direct-to-home catalog business specializing in toys. This business was a separate reporting unit included in the Media, Licensing and Advertising segment.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three months ended November 30,		Six months ended November 30,

	2011	2010	2011	2010

Revenues	$—	$7.8	$0.1	$8.3

Non-cash impairment	—	—	0.9	—
Loss before income taxes	(0.7)	(2.5)	(3.3)	(4.4)
Income tax benefit	0.2	0.3	0.8	0.9

Loss from discontinued operations, net of tax	$(0.5)	$(2.2)	$(2.5)	$(3.5)

The following table sets forth the assets and liabilities of the discontinued operations included in the condensed consolidated balance sheets of the Company as of the dates indicated:

	November 30, 2011	May 31, 2011	November 30, 2010

Accounts receivable, net	$0.1	$0.1	$0.2
Inventories, net	—	1.2	3.7
Other assets	9.2	9.2	14.3

Current assets of discontinued operations	$9.3	$10.5	$18.2

Accounts payable	$0.1	$0.2	$1.9
Accrued expenses and other current liabilities	0.6	0.6	1.8

Current liabilities of discontinued operations	$0.7	$0.8	$3.7

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution(1)	Educational Technology and Services(1)(2)	Classroom and Supplemental Materials Publishing(1)	Media, Licensing and Advertising(1)	Overhead(1)(3)	Total Domestic	International(1)	Total

Three months ended November 30, 2011

Revenues	$388.6	$65.4	$58.7	$28.5	$—	$541.2	$144.1	$685.3
Bad debt expense	1.6	0.4	0.5	—	—	2.5	0.8	3.3
Depreciation and amortization(4)	3.8	0.4	0.2	0.3	9.4	14.1	1.4	15.5
Amortization(5)	3.1	5.1	1.7	2.1	—	12.0	0.5	12.5
Loss on leases	—	—	—	—	6.2	6.2	—	6.2
Royalty advances expensed	2.7	—	(0.1)	—	—	2.6	0.5	3.1
Segment operating income (loss)	108.6	14.6	10.3	2.6	(22.7)	113.4	26.6	140.0
Expenditures for long-lived assets including royalty advances	12.9	6.0	3.1	2.1	7.6	31.7	1.6	33.3

Three months ended November 30, 2010

Revenues	$387.3	$49.1	$52.5	$33.1	$—	$522.0	$145.9	$667.9
Bad debt expense	2.3	0.2	(0.2)	0.1	—	2.4	0.6	3.0
Depreciation and amortization(4)	3.9	0.5	0.3	—	8.5	13.2	1.3	14.5
Amortization(5)	3.0	5.5	1.5	1.6	—	11.6	0.8	12.4
Loss on leases	—	—	—	—	—	—	—	—
Royalty advances expensed	3.2	(0.1)	0.3	0.1	—	3.5	0.8	4.3
Segment operating income (loss)	97.3	3.4	7.6	5.2	(9.7)	103.8	25.3	129.1
Expenditures for long-lived assets including royalty advances	7.9	13.9	1.7	2.2	31.4	57.1	4.0	61.1

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution(1)	Educational Technology and Services(1)(2)	Classroom and Supplemental Materials Publishing(1)	Media, Licensing and Advertising(1)	Overhead(1)(3)	Total Domestic	International(1)	Total

Six months ended November 30, 2011

Revenues	$465.9	$162.0	$104.4	$39.2	$—	$771.5	$231.8	$1,003.3
Bad debt expense	1.6	0.7	0.9	—	—	3.2	1.5	4.7
Depreciation and amortization(4)	7.5	0.7	0.5	0.4	18.6	27.7	2.9	30.6
Amortization(5)	6.2	10.3	3.1	3.6	—	23.2	1.2	24.4
Loss on leases	—	—	—	—	6.2	6.2	—	6.2
Royalty advances expensed	7.7	0.2	—	0.1	—	8.0	1.3	9.3
Segment operating income (loss)	58.8	53.4	12.4	(2.4)	(41.9)	80.3	26.5	106.8
Segment assets (at 11/30/11)	541.4	157.6	158.8	44.2	419.5	1,321.5	280.1	1,601.6
Goodwill (at 11/30/11)	54.3	22.7	64.0	5.4	—	146.4	8.7	155.1
Expenditures for long-lived assets including royalty advances	21.1	11.3	4.4	4.0	12.6	53.4	3.9	57.3
Long-lived assets (at 11/30/11)	175.6	98.6	81.0	20.2	242.4	617.8	69.9	687.7

Six months ended November 30, 2010

Revenues	$460.2	$131.2	$89.0	$50.1	$—	$730.5	$227.8	$958.3
Bad debt expense	4.3	0.5	(0.5)	0.1	—	4.4	1.5	5.9
Depreciation and amortization(4)	7.5	0.8	0.6	0.5	16.9	26.3	2.6	28.9
Amortization(5)	6.3	11.3	2.2	3.3	—	23.1	1.4	24.5
Loss on leases	—	—	—	—	—	—	—	—
Royalty advances expensed	8.3	0.1	0.3	0.2	—	8.9	1.4	10.3
Segment operating income (loss)	45.7	33.6	5.9	3.0	(28.5)	59.7	23.1	82.8
Segment assets (at 11/30/10)	540.0	150.7	153.8	48.2	375.5	1,268.2	298.0	1,566.2
Goodwill (at 11/30/10)	54.3	27.9	67.4	5.4	—	155.0	8.7	163.7
Expenditures for long-lived assets including royalty advances	20.9	20.0	2.5	4.2	36.9	84.5	7.1	91.6
Long-lived assets (at 11/30/10)	182.4	95.2	80.4	19.8	249.9	627.7	73.0	700.7

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

(4)	Includes depreciation of property, plant and equipment and amortization of intangible assets.

(5)	Includes amortization of prepublication and production costs.

4. Debt

The following table summarizes debt as of the dates indicated:

	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

	November 30, 2011		May 31, 2011		November 30, 2010

Lines of Credit (weighted average interest rates of 3.7%, 6.7% and 4.0%, respectively)	$5.7	$5.7	$0.7	$0.7	$7.2	$7.2
Loan Agreement:
Revolving Loan	—	—	—	—	—	—
Term Loan (interest rates of n/a, 1.0% and 1.0%, respectively)	—	—	50.2	50.2	71.6	71.6
5% Notes due 2013, net of discount	152.7	153.8	152.5	156.6	152.4	154.8

Total debt	$158.4	$159.5	$203.4	$207.5	$231.2	$233.6

Less lines of credit, short-term debt and current portion of long-term debt	(5.7)	(5.7)	(43.5)	(43.5)	(50.0)	(50.0)

Total long-term debt	$152.7	$153.8	$159.9	$164.0	$181.2	$183.6

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

The following table sets forth the maturities of the Company’s debt obligations as of November 30, 2011, for the twelve-month periods ended November 30:

2012	$5.7
2013	152.7

Total debt	$158.4

Lines of Credit

As of November 30, 2011, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $20.0. There were no outstanding borrowings under these credit lines at November 30, 2011, May 31, 2011 and November 30, 2010. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of November 30, 2011, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $34.1, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. Borrowings and weighted average interest rates for these lines of credit are presented in the table above.

Loan Agreement

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) entered into a $525.0 credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 revolving credit component (the “Revolving Loan”) and a $200.0 amortizing term loan component (the “Term Loan”). The Loan Agreement was amended on August 16, 2010, and again on October 25, 2011. The October 25, 2011 amendment effectively extended the maturity of the Revolving Loan facility to June 1, 2014 from June 1, 2012 and provided for the repayment of the outstanding balance of the Term Loan on October 25, 2011.

The Loan Agreement, as amended, is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2014. The $325.0 Revolving Loan allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

Interest on the Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). The interest pricing under the Revolving Loan is dependent upon the Borrower’s election of a rate that is either:

•

A Base Rate equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.500% or (iii) the Eurodollar Rate for a one month interest period plus 1% plus an applicable spread ranging from 0.18% to 0.60%, as determined by the Company’s prevailing Consolidated Debt Ratio, as defined in the Loan Agreement.

- or -

•

A Eurodollar Rate equal to the London interbank offered rate (LIBOR) plus an applicable spread ranging from 1.18% to 1.60%, as determined by the Company’s prevailing Consolidated Debt Ratio, as defined in the Loan Agreement.

As of November 30, 2011, the indicated spread on Base Rate Advances was 0.25% and the indicated spread on Eurodollar Rate Advances was 1.25%, both based on the Company’s prevailing Consolidated Debt Ratio. There were no Revolving Loan Advances outstanding on November 30, 2011.

The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing Consolidated Debt Ratio. At November 30, 2011, the facility fee rate was 0.25%.

As of November 30, 2011, standby letters of credit outstanding under the Loan Agreement totaled $1.4. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at November 30, 2011, the Company was in compliance with these covenants.

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

5. Comprehensive Income

The following table sets forth comprehensive income for the periods indicated:

	Three months ended November 30,		Six months ended November 30,

	2011	2010	2011	2010

Net income	$82.8	$74.9	$55.7	$39.7

Other comprehensive income, net:
Foreign currency translation adjustment	(6.4)	4.8	(5.9)	8.2
Pension and post-retirement adjustments	1.5	4.0	2.8	4.6

Total other comprehensive (loss) income, net:	(4.9)	8.8	(3.1)	12.8

Total comprehensive income	$77.9	$83.7	$52.6	$52.5

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

6. Earnings (Loss) Per Share

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the three and six month periods ended November 30, 2011 and 2010, respectively:

	Three months ended November 30,		Six months ended November 30,

	2011	2010	2011	2010

Earnings from continuing operations attributable to Class A and Common Shares	$82.9	$76.8	$57.9	$43.0
Loss from discontinued operations attributable to Class A and Common Shares, net of tax	(0.5)	(2.2)	(2.5)	(3.5)

Net income attributable to Class A and Common Shares	$82.4	$74.6	$55.4	$39.5

Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings per share (in millions)	31.2	34.4	31.1	35.3

Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.5	0.5	0.5	0.4

Adjusted weighted average Shares of Class A Stock and Common
Stock outstanding for diluted earnings per share (in millions)	31.7	34.9	31.6	35.7

Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:
Earnings from continuing operations	$2.66	$2.23	$1.86	$1.22
Loss from discontinued operations, net of tax	$(0.02)	$(0.06)	$(0.08)	$(0.10)
Net income	$2.64	$2.17	$1.78	$1.12

Diluted earnings (loss) per share:
Earnings from continuing operations	$2.62	$2.20	$1.83	$1.21
Loss from discontinued operations, net of tax	$(0.02)	$(0.06)	$(0.08)	$(0.10)
Net income	$2.60	$2.14	$1.75	$1.11

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

A portion of the Company’s Restricted Stock Units (“RSUs”) granted to employees participate in earnings through cumulative non-forfeitable dividends payable to the employees upon vesting of the RSUs. Accordingly, the Company measures earnings per share based upon the two-class method.

Earnings from continuing operations exclude earnings of $0.4 and $0.3 for the three and six months ended November 30, 2011, and $0.3 and $0.2 for the three and six months ended November 30, 2010, respectively, in respect of earnings attributable to participating RSUs.

Potentially dilutive shares outstanding pursuant to compensation plans that were not included in the diluted earnings per share calculation because they were anti-dilutive were 4.8 million and 4.4 million for the three months ended November 30, 2011 and 2010, respectively, and 4.6 million and 4.8 million for the six months ended November 30, 2011 and 2010, respectively. Options outstanding pursuant to compensation plans were 5.8 million and 5.5 million as of November 30, 2011 and 2010, respectively.

As of November 30, 2011, $38.9 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors. See Note 12, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

7. Goodwill and Other Intangibles

Goodwill and other intangible assets with indefinite lives are reviewed annually for impairment or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the periods indicated:

	Six months ended November 30, 2011	Twelve months ended May 31, 2011	Six months ended November 30, 2010

Gross beginning balance	$175.0	$174.0	$174.0
Accumulated impairment	(20.8)	(17.4)	(17.4)

Beginning balance	$154.2	$156.6	$156.6
Additions	—	1.0	7.1
Impairment charge	—	(3.4)	—
Other	0.9	—	—

Gross ending balance	$175.9	$175.0	$181.1
Accumulated impairment	(20.8)	(20.8)	(17.4)

Ending balance	$155.1	$154.2	$163.7

On September 9, 2010, the Company purchased the assets of Math Solutions, an education resources and professional development company focusing on K-12 math instruction, for $8.0, net of cash. The Company has integrated this business with its existing educational technology businesses. The Company utilized Level 3 fair value measurement inputs, using its own assumptions, including internally-developed discounted cash flow forecasts, to determine the fair value of the assets acquired and the amount of goodwill to be allocated to the Math Solutions business. As a result, the Company recognized $1.7 of goodwill and $5.6 of amortizable intangible assets. In the second quarter of fiscal 2011, the Company also recognized $0.2 of goodwill associated with a previously acquired international entity.

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

The following table summarizes the activity in Total other intangibles subject to amortization for the periods indicated:

	Six months ended November 30, 2011	Twelve months ended May 31, 2011	Six months ended November 30, 2010

Beginning balance - Customer lists	$0.7	$0.8	$0.8
Amortization expense	(0.1)	(0.2)	(0.1)
Foreign currency translation	0.0	0.1	0.1

Customer lists, net of accumulated amortization of $1.2, $1.1 and $1.0, respectively	$0.6	$0.7	$0.8

Beginning balance - other intangibles	$17.3	$2.2	$2.2
Additions due to acquisition	—	5.6	—
Reclassified from indefinite-lived intangible assets	—	10.7	10.7
Amortization expense	(0.8)	(1.2)	(0.5)

Other intangibles, net of accumulated amortization of $5.0, $4.2 and $3.5, respectively	$16.5	$17.3	$12.4

Total other intangibles subject to amortization	$17.1	$18.0	$13.2

Amortization expense for Total other intangibles was $0.9 for the six months ended November 30, 2011, $1.4 for the twelve months ended May 31, 2011 and $0.6 for the six months ended November 30, 2010. Intangible assets with definite lives consist principally of customer lists and covenants not to compete. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is 15.2 years.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

In the three month period ended November 30, 2010, the Company determined that certain intangible assets associated with publishing and trademark rights, which were previously accounted for as indefinite-lived assets, were no longer indefinite-lived. Accordingly, the Company assessed these assets for impairment as of September 1, 2010, and subsequently commenced amortization of the assets. The Company determined that the fair value of the assets exceeded their carrying value as of September 1, 2010, and therefore no impairment was recognized. The Company employed Level 3 fair value measurement techniques to determine the fair value of these assets as of September 1, 2010.

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	November 30, 2011	May 31, 2011	November 30, 2010

Net carrying value by major class:
Trademarks and Other	$1.8	$1.8	$1.8

Total	$1.8	$1.8	$1.8

8. Investments

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $22.5, $20.4 and $22.5 at November 30, 2011, May 31, 2011 and November 30, 2010, respectively.

The Company owns a non-controlling interest in a book distribution business located in the United Kingdom. In fiscal 2011, the Company determined that these assets were other than temporarily impaired. The Company employed Level 3 fair value measures, including discounted cash flow projections, and recognized an impairment loss of $3.6. The carrying value of these assets was $5.5 as of November 30, 2011.

The Company maintains an investment in an entity that produces and distributes educational children’s television programming. The Company’s investment, which consists of a 14.0% equity interest, is accounted for using the equity method of accounting. The net value of this investment at November 30, 2011 was $1.3.

The Company’s 26.2% non-controlling interest in a children’s book publishing business located in the UK is accounted for using the equity method of accounting. The net value of this investment at November 30, 2011 was $15.7.

Income from equity joint ventures totaled $1.7 for the six months ended November 30, 2011 and $1.1 for the six months ended November 30, 2010.

The following table summarizes the Company’s investments as of the dates indicated:

	November 30, 2011	May 31, 2011	November 30, 2010

Cost method investments:
UK - based	$5.5	$5.7	$9.1

Total cost method investments	$5.5	$5.7	$9.1

Equity method investments:
UK - based	$15.7	$13.4	$12.8
U.S. - based	1.3	1.3	0.6

Total equity method investments	$17.0	$14.7	$13.4

Total	$22.5	$20.4	$22.5

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

	Pension Plans		Post-Retirement Benefits
	Three months ended November 30,		Three months ended November 30,

	2011	2010	2011	2010

Components of net periodic benefit costs:
Service cost	$0.0	$0.1	$0.0	$0.0
Interest cost	2.1	2.2	0.5	0.4
Expected return on assets	(2.7)	(2.3)	—	—
Net amortization of prior service credit	—	—	(0.2)	(0.2)
Amortization of loss	0.3	0.4	1.0	0.6
Settlement of Canadian plan	—	3.4	—	—

Net periodic benefit (credit) costs	$(0.3)	$3.8	$1.3	$0.8

	Pension Plans		Post-Retirement Benefits
	Six months ended November 30,		Six months ended November 30,

	2011	2010	2011	2010

Components of net periodic benefit costs:
Service cost	$0.0	$0.2	$0.0	$0.0
Interest cost	4.2	4.4	0.9	0.9
Expected return on assets	(5.4)	(4.7)	—	—
Net amortization of prior service credit	—	—	(0.3)	(0.3)
Amortization of loss	0.7	0.9	2.1	1.1
Settlement of Canadian plan	—	3.4	—	—

Net periodic benefit (credit) costs	$(0.5)	$4.2	$2.7	$1.7

In the second quarter of fiscal 2011, the Company completed the settlement of its outstanding liabilities under the Canadian Pension Plan by purchasing non-participating annuities to service these liabilities prospectively.

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the six months ended November 30, 2011, the Company contributed $0.1 to the U.S. Pension Plan and $1.3 to the UK Pension Plan.

The Company expects, based on actuarial calculations, to contribute cash of approximately $8.4 to the Pension Plans for the fiscal year ending May 31, 2012.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

10. Stock-Based Compensation

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended November 30,		Six months ended November 30,

	2011	2010	2011	2010

Stock option expense	$3.4	$1.6	$4.8	$5.4
Restricted stock unit expense	2.0	0.9	2.6	2.3
Management stock purchase plan	0.2	0.5	0.2	0.5
Employee stock purchase plan	0.1	0.1	0.2	0.2

Total stock-based compensation expense	$5.7	$3.1	$7.8	$8.4

During each of the three and six-month periods ended November 30, 2011 and 2010, shares of Common Stock issued by the Corporation pursuant to its stock-based compensation plans were not material.

11. Severance and Exit Costs

The Company implemented new cost reduction initiatives, notably a voluntary retirement program, in the current fiscal year and incurred severance expense of $6.8 related to this program. The table below provides information regarding the severance cost reported in the Company’s condensed consolidated statements of operations, including the costs related to this program.

Accrued severance of $2.4, $1.9 and $0.9 as of November 30, 2011, May 31, 2011 and November 30, 2010, respectively, is included in “Other accrued expenses” on the Company’s condensed consolidated balance sheets.

	Six months ended November 30, 2011	Twelve months ended May 31, 2011	Six months ended November 30, 2010

Beginning balance	$1.9	$3.4	$3.4
Accruals	8.3	6.7	3.1
Payments	(7.8)	(8.2)	(5.6)

Ending balance	$2.4	$1.9	$0.9

Consistent with the Company’s efforts to reduce costs and realign resources, during the three-month period ended November 30, 2011, the Company entered into sublease arrangements for certain leased properties in lower Manhattan. These subleases enable the Company to reduce utilized space, effectively reducing net rental costs prospectively. The sublease arrangements provide for rents to be paid to the Company from unrelated subtenants for the remainder of the Company’s lease terms through 2018. The net rents to be received from the subtenants are less than the Company’s lease commitments for these properties over the remaining term of the leases. Accordingly, the Company recognized a loss on these subleases of $6.2 in the three and six-month periods ended November 30, 2011.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

12. Treasury Stock

The Company has announced authorizations made by the Board of Directors to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions, as summarized in the table below:

Authorization	Amount

December 2007	$20.0
May 2008	20.0
November 2008	10.0
February 2009	5.0
December 2009	20.0
September 2010(a)	44.0

Subtotal	$119.0

Less Repurchases made from December 2007 to November 2011	(80.1)

Remaining Board Authorization at November 30, 2011	$38.9

(a) Represents the remainder of $200.0 authorization after giving effect to the purchase of 5,199,699 shares at $30.00 per share pursuant to a modified Dutch auction tender offer that was completed by the Company on November 3, 2010, for a total cost of $156.0, excluding related fees and expenses. The Common shares purchased pursuant to the tender offer represented approximately 15.1% of the Common shares outstanding as of October 27, 2010. Fees for the modified Dutch auction tender offer were $1.2.

The repurchase program may be suspended at any time without prior notice.

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

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets and liabilities. In fiscal 2011, the Company acquired certain assets in a business combination for $8.0, net of cash acquired. The Company has completed its purchase price allocation for this acquisition. See Note 7, “Goodwill and Other Intangibles,” for a discussion of the fair value measures employed in these asset impairment and acquisition analyses.

14. Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known and applies that rate to its year to date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

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

The Company recognizes tax benefits of uncertain tax positions in accordance with the current accounting guidance pertaining to uncertainty in income taxes. The Company does not currently anticipate a material change to its unrecognized tax benefits within twelve months of November 30, 2011. However, actual developments can change these expectations, including the final terms of settlement of current audits.

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

15. Derivatives and Hedging

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings, and it recognizes the unrealized gain or loss in other current assets or liabilities. Unrealized gains of $0.8 and $0.2 were recognized at November 30, 2011 and 2010, respectively.

16. Subsequent Event

On December 14, 2011, the Company announced that the Board of Directors declared a cash dividend of $0.125 per Class A and Common share in respect of the third quarter of fiscal 2012. The dividend is payable on March 15, 2012 to shareholders of record on January 31, 2012.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenue for the quarter ended November 30, 2011 was $685.3 million, up 2.6% from $667.9 million in the prior fiscal year period. Net income for the quarter ended November 30, 2011 was $82.8 million, up 10.5% from $74.9 million in the prior fiscal year period. Consolidated earnings per diluted share were $2.60 per share, compared to $2.14 per diluted share in the prior year period. Improved profits reflected higher sales of educational technology and services, children’s books and ebooks, and classroom and supplemental materials. During the second fiscal quarter, the Company also sustained progress on its digital growth initiatives.

In the Educational Technology and Services segment, revenue rose more than 30% and operating profit grew substantially driven by READ 180 ® Next Generation, which continues to perform extremely well, benefitting from the version’s enhanced features as well as its proven effectiveness. The Company also experienced strength in the Children’s Book Publishing and Distribution segment driven by multiple best-selling Scholastic titles in both print and digital formats, which drove significant growth in Trade sales and higher segment profits. At the same time Scholastic moved forward with key digital initiatives, as the Company prepares to introduce a Scholastic children’s ereading app and ebookstore in the school channels in the second half of the fiscal year. Further progress with cost reductions in non-digital areas continues to help offset spending on these initiatives.

The Company continues to anticipate total revenue of approximately $1.9 billion and earnings per diluted share from continuing operations in the range of $1.75 to $2.10, before the impact of one-time items associated with cost reduction programs or non-cash, non-operating items.

Results of Continuing Operations and Discontinued Operations

Revenues for the quarter ended November 30, 2011 increased by $17.4 million, or 2.6%, to $685.3 million, compared to $667.9 million in the prior fiscal year quarter, driven by higher revenues in the Educational Technology and Services segment, the Classroom and Supplemental Materials Publishing segment and the Children’s Book Publishing and Distribution segment of $16.3 million, $6.2 million and $1.3 million, respectively, offset by lower revenues in the Media, Licensing and Advertising and International segments of $4.6 million and $1.8 million, respectively. Revenues for the six months ended November 30, 2011 increased by $45.0 million, or 4.7%, to $1,003.3 million, compared to $958.3 million in the prior year fiscal period primarily due to higher revenues in the Educational Technology and Services segment, the Classroom and Supplemental Materials Publishing segment, the Children’s Book Publishing and Distribution segment and the International segment of $30.8 million, $15.4 million, $5.7 million and $4.0 million, respectively. This was offset by lower revenues in the Media, Licensing and Advertising segment of $10.9 million.

SCHOLASTIC CORPORATION
Item 2. MD&A

Cost of goods sold as a percentage of revenue for the quarter ended November 30, 2011 decreased to 41.7%, compared to 43.6% in the prior fiscal year quarter. Cost of goods sold as a percentage of revenue for the six months ended November 30, 2011 decreased to 44.5%, compared to 45.8% in the prior fiscal year. The decrease in both periods is primarily related to favorable product mix and decreased postage costs partially offset by increased royalty costs. Components of Cost of goods sold for the three and six months ended November 30, 2011 and 2010 are as follows:

	Three months ended November 30,		Six months ended November 30,

	2011	2010	2011	2010

Product, service and production costs	$168.2	$176.6	$247.7	$253.7
Royalty costs	34.2	27.4	57.1	46.7
Prepublication and production amortization	12.6	12.7	24.4	24.8
Postage, freight, shipping, fulfillment and all other costs	70.7	74.5	116.9	113.3

Total	$285.7	$291.2	$446.1	$438.5

Bad debt expense increased slightly to $3.3 million for the quarter ended November 30, 2011 compared to $3.0 million in the prior fiscal year quarter. Bad debt expense decreased by $1.2 million to $4.7 million for the six months ended November 30, 2011, compared to $5.9 million in the prior fiscal year period, primarily in the Children’s Book Publishing and Distribution segment.

During the quarter ended November 30, 2011, consistent with the Company’s efforts to reduce costs and realign resources, the Company entered into sublease arrangements for certain leased properties in lower Manhattan. These subleases enable the Company to reduce utilized space, effectively reducing net rental costs by approximately $15 million through 2018. The sublease arrangements provide for rents to be paid to the Company from unrelated subtenants for the remainder of the Company’s lease terms through 2018. The net rents to be received from the subtenants are less than the Company’s lease commitments for these properties over the remaining term of the leases. Accordingly the Company recognized a loss on these subleases of $6.2 million in the three and six months ended November 30, 2011.

Severance expense increased by $4.0 million to $5.0 million for the quarter ended November 30, 2011, compared to $1.0 million in the prior fiscal year quarter. For the six months ended November 30, 2011, severance expense increased by $5.2 million, to $8.3 million, compared to $3.1 million in the prior year fiscal period. Of the aforementioned severance expense $4.7 million and $6.8 million related to the voluntary retirement program for the three and six-month periods ended November 30, 2011, respectively.

The resulting operating income for the quarter ended November 30, 2011 increased by $10.9 million to $140.0 million, compared to $129.1 million in the prior fiscal year quarter. For the six months ended November 30, 2011, the resulting operating income increased by $24.0 million to $106.8 million, compared to $82.8 million in the prior fiscal year period.

Net interest expense decreased by $0.1 million to $3.9 million in the quarter ended November 30, 2011, compared to $4.0 million in the prior fiscal year quarter, due to lower average borrowings. For the six months ended November 30, 2011 and November 30, 2010, net interest expense remained flat at $7.8 million.

The Company’s effective tax rates were 38.8% and 38.2% for the fiscal quarters ended November 30, 2011 and 2010, and 41.2% and 42.1% for the six months ended November 30, 2011 and 2010, respectively.

SCHOLASTIC CORPORATION
Item 2. MD&A

Earnings from continuing operations were $83.3 million, or $2.62 per diluted share, for the quarter ended November 30, 2011, compared to earnings of $77.1 million, or $2.20 per diluted share, for the prior year fiscal quarter. For the six months ended November 30, 2011, earnings from continuing operations were $58.2 million, or $1.83 per diluted share, compared to $43.2 million, or $1.21 per diluted share, in the prior fiscal year period.

Loss from discontinued operations, net of tax, was $0.5 million, or $0.02 per share, for the quarter ended November 30, 2011, compared to a loss of $2.2 million, or $0.06 per share, for the prior year fiscal quarter. Loss from discontinued operations for the six months ended November 30, 2011 was $2.5 million, or $0.08 per share, compared to $3.5 million, or $0.10 per share, for the prior fiscal year period. The prior year periods ended November 30, 2010 include a charge associated with the fiscal 2011 settlement of the Canada Grolier pension plan.

Net income was $82.8 million or $2.60 per diluted share, for the quarter ended November 30, 2011, compared to $74.9 million, or $2.14 per diluted share, in the prior fiscal year quarter. Net income was $55.7 million, or $1.75 per diluted share, for the six months ended November 30, 2011, compared to $39.7 million, or $1.11 per diluted share, in the prior fiscal year period.

Results of Continuing Operations

Children’s Book Publishing and Distribution

($ amounts in millions)	Three months ended November 30,		Six months ended November 30,

	2011	2010	2011	2010

Revenues	$388.6	$387.3	$465.9	$460.2

Operating income	108.6	97.3	58.8	45.7

Operating margin	27.9%	25.1%	12.6%	9.9%

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended November 30, 2011 increased by $1.3 million, or 0.3%, to $388.6 million, compared to $387.3 million in the prior fiscal year quarter. This is primarily due to increased revenue in the Company’s trade business driven by strong frontlist titles such as Wonderstruck, The Scorpio Races and Can You See What I See? Toyland Express, sales of the The Hunger Games trilogy, in both print and ebook formats, as well as overall favorable return rates. Revenues for the six months ended November 30, 2011 increased by $5.7 million, or 1.2%, to $465.9 million, compared to $460.2 million in the prior fiscal year period. The increase is primarily due to higher backlist sales from The Hunger Games trilogy. In both periods, this was partially offset by lower revenues in the Company’s book clubs business driven primarily by a decrease in revenue per order partially offset by an increase in the number of orders.

Segment operating income for the quarter ended November 30, 2011 increased by $11.3 million, or 11.6%, to $108.6 million, compared to $97.3 million in the prior fiscal year quarter. Segment operating income for the six months ended November 30, 2011, increased by $13.1 million, or 28.7%, to $58.8 million, compared to $45.7 million in the prior fiscal year period. The operating income increases in both periods were principally related to the favorable results in the trade business and reduced promotional spending in the Company’s book clubs business, partially offset by the Company’s continued investment in its digital initiatives.

SCHOLASTIC CORPORATION
Item 2. MD&A

Educational Technology and Services

($ amounts in millions)	Three months ended November 30,		Six months ended November 30,

	2011	2010	2011	2010

Revenues	$65.4	$49.1	$162.0	$131.2

Operating income	14.6	3.4	53.4	33.6

Operating margin	22.3%	6.9%	33.0%	25.6%

Revenues in the Educational Technology and Services segment for the quarter ended November 30, 2011 increased by $16.3 million, or 33.2%, to $65.4 million, compared to $49.1 million in the prior fiscal year quarter. Revenues for the six months ended November 30, 2011 increased by $30.8 million, or 23.5%, to $162.0 million, compared to $131.2 million in the prior fiscal year period. The increases in both periods were related to strong sales of educational technology, led by READ 180 ® Next Generation and System 44, as well as continued strength in math and early learning products and consulting and other services.

Segment operating income for the quarter ended November 30, 2011 increased by $11.2 million to $14.6 million, compared to $3.4 million in the prior fiscal year quarter. Segment operating income for the six months ended November 30, 2011 increased by $19.8 million to $53.4 million, from $33.6 million in the prior fiscal year period. Increases in operating income for both periods were primarily related to the revenue increases noted above.

Classroom and Supplemental Materials Publishing

($ amounts in millions)	Three months ended November 30,		Six months ended November 30,

	2011	2010	2011	2010

Revenues	$58.7	$52.5	$104.4	$89.0

Operating income	10.3	7.6	12.4	5.9

Operating margin	17.5%	14.5%	11.9%	6.6%

Revenues in the Classroom and Supplemental Materials Publishing segment for the quarter ended November 30, 2011 increased by $6.2 million, or 11.8%, to $58.7 million, compared to $52.5 million in the prior fiscal year quarter. Revenues for the six months ended November 30, 2011 increased by $15.4 million, or 17.3%, to $104.4 million, compared to $89.0 million in the prior fiscal period. The increases in both periods were primarily due to increased sales of books to literacy organizations, as well as increased sales of classroom books and classroom magazines.

Segment operating income for the quarter ended November 30, 2011 increased by $2.7 million to $10.3 million, compared to $7.6 million in the prior year fiscal quarter. Segment operating income for the six months ended November 30, 2011 increased by $6.5 million to $12.4 million, compared to $5.9 million in the prior year fiscal period. The increases in both periods were principally driven by the increase in revenues described above, partially offset by higher selling and bad debt expense.

SCHOLASTIC CORPORATION Item 2. MD&A

International

($ amounts in millions)	Three months ended November 30,		Six months ended November 30,

	2011	2010	2011	2010

Revenues	$144.1	$145.9	$231.8	$227.8

Operating income	26.6	25.3	26.5	23.1

Operating margin	18.5%	17.3%	11.4%	10.1%

Revenues in the International segment for the quarter ended November 30, 2011 decreased by $1.8 million to $144.1 million, compared to $145.9 million in the prior fiscal year quarter, primarily due to lower local currency revenues in the Company’s Australia and New Zealand operations of $4.5 million, partially offset by the favorable impact of foreign currency exchange rates of $3.3 million. Revenues for the six months ended November 30, 2011 increased $4.0 million to $231.8 million, compared to $227.8 million during the prior fiscal year period, due to the favorable impact of foreign currency exchange rates of $13.1 million, partially offset by lower local currency revenues of $9.7 million in the Company’s Australia and New Zealand operations.

Segment operating income for the quarter ended November 30, 2011 increased by $1.3 million, or 5.1% to $26.6 million, compared to $25.3 million in the prior fiscal year quarter. Segment operating income for the six months ended November 30, 2011 increased by $3.4 million, or 14.7% to $26.5 million, compared to $23.1 million in the prior fiscal year period related to the favorable impact of foreign currency exchange rates, as well as improved results in the Company’s UK operations.

Media, Licensing and Advertising

($ amounts in millions)	Three months ended November 30,		Six months ended November 30,

	2011	2010	2011	2010

Revenues	$28.5	$33.1	$39.2	$50.1

Operating income (loss)	2.6	5.2	(2.4)	3.0

Operating margin	9.1%	15.7%	*	6.0%

  * Not meaningful

Revenues in the Media, Licensing and Advertising segment for the quarter ended November 30, 2011 decreased by $4.6 million to $28.5 million, compared to $33.1 million in the prior fiscal year quarter, primarily due a planned decrease in custom marketing programs for third party sponsors, partially offset by increased production revenues. Revenues for the six months ended November 30, 2011 decreased by $10.9 million to $39.2 million, compared to $50.1 million in the prior year fiscal period, primarily due to the decrease in consumer marketing programs, higher production revenues in the prior year and the timing of sales from interactive products.

Segment operating income for the quarter ended November 30, 2011 decreased by $2.6 million to $2.6 million, compared to $5.2 million in the prior fiscal year quarter. Segment operating loss for the six months ended November 30, 2011 was $2.4 million, compared to segment operating income of $3.0 million for the prior fiscal year period. The lower results in both periods were primarily driven by the planned reduction in custom marketing programs noted above.

Seasonality

The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis. Therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based book club and book fair

SCHOLASTIC CORPORATION
Item 2. MD&A

revenues are greatest in the second and fourth quarters of the fiscal year, while revenues from the sale of instructional materials and educational technology products are highest in the first and fourth quarters. The Company typically experiences losses from operations in the first and third quarters of each fiscal year.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $114.0 million at November 30, 2011, compared to $105.3 million at May 31, 2011 and $54.4 million at November 30, 2010.

Cash provided by operating activities improved by $24.3 million to $107.8 million for the six months ended November 30, 2011, compared to $83.5 million in the prior fiscal year period. Primary drivers of the improvement include the higher sales and earnings of READ 180® Next Generation from the Educational Technology and Services segment and increased deferred revenue from this segment. The Educational Technology and Services segment defers revenue related to services until the services are rendered to the customer, even if payment for these services has been received by the Company. Cash from operations was also positively impacted by sales and earnings of Children’s books and ebooks through the trade channel.

These favorable variances to cash provided by operations were partially offset by increases in inventory levels. The Company continues to manage its required inventory levels to meet demand and has seasonally increased inventory by $83.5 million for the current fiscal year compared to an increase in the prior fiscal year of $60.1 million. Additionally, the Company experienced net income tax payments in the prior fiscal year of $11.7 million, while experiencing net income tax refunds in the current fiscal year of $3.2 million.

Cash used in investing activities decreased by $34.9 million to $46.2 million for the six months ended November 30, 2011, compared to $81.1 million in the prior fiscal year period. In the prior fiscal year, the Company spent $24.3 million on a land purchase and $9.2 million for business acquisitions. The Company continues to invest in its ongoing digital initiatives via property, plant and equipment development and purchases, and prepublication costs.

Cash used in financing activities was $51.8 million for the six months ended November 30, 2011, driven by lower overall borrowings of $43.4 million as the Company moved past its peak seasonal borrowing period in October. The Company also used $5.0 million of cash to reacquire its common stock and used $6.2 million to pay dividends. During the six months ended November 30, 2010, Cash used in financing activities was $195.4 million, with the Company using $165.7 million of cash to reacquire its common stock, through open market purchases and a modified Dutch auction tender offer, and paying dividends of $5.4 million.

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

SCHOLASTIC CORPORATION Item 2. MD&A

The Company has maintained sufficient liquidity to fund ongoing operations, dividends, authorized common share repurchases, debt service, planned capital expenditures and other investments. As of November 30, 2011, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $114.0 million, cash from operations, and borrowings available under the Revolving Loan (as described under “Financing” below) totaling $325.0 million. Of the Company’s outstanding debt, 96% is not due until fiscal 2013. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). The Company’s credit rating from Standard & Poor’s Rating Services is “BB-” and its credit rating from Moody’s Investors Service is “Ba2.” Moody’s Investors Service has rated the outlook for the Company as “Positive,” and Standard and Poor’s Rating Services has rated the outlook for the Company as “Stable.” The Company believes that existing committed credit lines and the ability to obtain similar financing credit upon expiration of current commitments, cash from operations and other sources of cash are sufficient to meet the Company’s ongoing operating needs. The Company is currently compliant with its debt covenants and expects to remain compliant for the foreseeable future. The Company’s interest rates for the Loan Agreement are dependent upon the Company’s Consolidated Debt Ratio, and, accordingly, a change in the Company’s credit rating does not result in an increase in interest costs under the Company’s Loan Agreement.

Financing

Lines of Credit

As of November 30, 2011, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $20.0 million. There were no outstanding borrowings under these credit lines at November 30, 2011, May 31, 2011 and November 30, 2010. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of November 30, 2011, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $34.1 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these international facilities equivalent to $5.7 million at November 30, 2011 at a weighted average interest rate of 3.7%; $0.7 million at May 31, 2011 at a weighted average interest rate of 6.7%; and $7.2 million at November 30, 2010 at a weighted average interest rate of 4.0%. The increased weighted average interest rate at the end of fiscal 2011 was due to higher local borrowing interest rates in Asia.

SCHOLASTIC CORPORATION
Item 2. MD&A

Loan Agreement

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) entered into a $525.0 million credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 million revolving credit component (the “Revolving Loan”) and a $200.0 million amortizing term loan component (the “Term Loan”). The Loan Agreement was amended on August 16, 2010, and again on October 25, 2011. The October 25, 2011 amendment effectively extended the maturity of the Revolving Loan facility to June 1, 2014 from June 1, 2012 and provided for the repayment of the outstanding balance of the Term Loan on October 25, 2011.

The Loan Agreement, as amended, is a contractually committed unsecured credit facility that is scheduled to expire on June 1, 2014. The $325.0 million Revolving Loan allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0 million.

Interest on the Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). The interest pricing under the Revolving Loan is dependent upon the Borrower’s election of a rate that is either:

•

A Base Rate equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.500% or (iii) the Eurodollar Rate for a one month interest period plus 1% plus an applicable spread ranging from 0.18% to 0.60%, as determined by the Company’s prevailing Consolidated Debt Ratio, as defined in the Loan Agreement.

- or -

•

A Eurodollar Rate equal to the London interbank offered rate (LIBOR) plus an applicable spread ranging from 1.18% to 1.60%, as determined by the Company’s prevailing Consolidated Debt Ratio, as defined in the Loan Agreement.

As of November 30, 2011, the indicated spread on Base Rate Advances was 0.25% and the indicated spread on Eurodollar Rate Advances was 1.25%, both based on the Company’s prevailing Consolidated Debt Ratio. There were no Revolving Loan Advances outstanding on November 30, 2011.

The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum. At November 30, 2011, the facility fee rate was 0.25%.

As of November 30, 2011, standby letters of credit outstanding under the Loan Agreement totaled $1.4 million. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at November 30, 2011, the Company was in compliance with these covenants.

5% Notes due 2013

In April 2003, Scholastic Corporation issued $175.0 million of 5% Notes (the “5% Notes”). The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year through maturity. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption. The Company did not make any additional repurchases during the six-month period ended November 30, 2011.

The Company’s total debt obligations were $158.4 million at November 30, 2011, $203.4 million at May 31, 2011 and $231.2 million at November 30, 2010. The lower level of debt at November 30, 2011 was primarily due to the payment of the Term Loan and reduced borrowings resulting from lower debt requirements.

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

SCHOLASTIC CORPORATION
Item 2. MD&A

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (“SEC”) filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, plans, conditions in the children’s book and educational material markets and acceptance of the Company’s products in those markets, earnings per share, levels of government spending for educational programs, e-commerce and digital initiatives strategies, goals, revenues, sublease income, improved efficiencies, general costs, manufacturing costs, medical costs, merit pay, operating margins, working capital, liquidity, capital needs, expected investing activity, interest costs and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in the Annual Report and other risks and factors identified from time to time in the Company’s filings with the SEC.

The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

SCHOLASTIC CORPORATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts. As of November 30, 2011, these transactions were not significant. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 4% of the Company’s debt at November 30, 2011 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 25% at May 31, 2011 and 34% at November 30, 2010. The decrease in variable-rate debt as of November 30, 2011 compared to May 31, 2011 and November 30, 2010, was primarily due to repayments made on the Term Loan. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of November 30, 2011 (see Note 4 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements”):

($ amounts in millions)	Fiscal Year Maturity

	2012 (1)	2013	2014	2015	2016	Thereafter	Total

Debt Obligations
Lines of Credit	$5.7	$—	$—	$—	$—	$—	$5.7
Average interest rate	3.7%

Long-term debt including current
Fixed-rate debt	$—	$153.0	$—	$—	$—	$—	$153.0
Interest rate		5.0%

(1)	Fiscal 2012 includes the remaining six months of the current fiscal year, ending May 31, 2012.

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of November 30, 2011, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended November 30, 2011:

Issuer Purchases of Equity Securities

(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)

September 1, 2011 through September 30, 2011	—	$—	—	$44.5
October 1, 2011 through October 31, 2011	714	$27.00	714	$44.5
November 1, 2011 through November 30, 2011	219,452	$25.55	219,452	$38.9

Total	220,166	$25.55	220,166

(i) Represents the remaining amount under the $20 million Common share repurchase program announced on December 16, 2009 and the further $200 million Board authorization for Common share repurchases announced in connection with the modified Dutch auction tender offer commenced by the Company on September 28, 2010 and completed in November 2010. Approximately $156 million was used for repurchases in such tender offer, leaving $44.5 million at September 1, 2011 for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions, under the current Board authorizations.

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

4.1

Amendment No. 2, dated as of October 25, 2011 to the Credit Agreement, dated as of June 1, 2007, among the Corporation and Scholastic Inc., as borrowers, the Initial Lenders named therein, JP Morgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Bank of America Securities LLC., as joint lead arrangers and joint bookrunners, Bank of America, N. A. and Wachovia Bank, N. A., as syndication agents, and SunTrust Bank and The Royal Bank of Scotland, plc, as Documentation Agents.

**10.1	Scholastic Corporation 2011 Stock Incentive Plan.

**10.2	Form of Non-Qualified Stock Option Agreement under the Scholastic Corporation 2011 Stock Incentive Plan.

**10.3	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2011 Stock Incentive Plan.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Document *

101.DEF	XBRL Taxonomy Extension Definitions Document *

101.LAB	XBRL Taxonomy Extension Labels Document *

101.PRE	XBRL Taxonomy Extension Presentation Document *

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

** Reference exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of Regulation S-K.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: December 22, 2011	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President and Chief
Executive Officer

Date: December 22, 2011	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED NOVEMBER 30, 2011
Exhibits Index

Exhibit Number	Description of Document

4.1	Amendment No. 2 to the Scholastic Corporation Credit Agreement.

**10.1	Scholastic Corporation 2011 Stock Incentive Plan.

**10.2	Form of Non-Qualified Stock Option Agreement under the Scholastic Corporation 2011 Stock Incentive Plan.

**10.3	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2011 Stock Incentive Plan.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Document *

101.DEF	XBRL Taxonomy Extension Definitions Document *

101.LAB	XBRL Taxonomy Extension Labels Document *

101.PRE	XBRL Taxonomy Extension Presentation Document *

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

** Reference exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of Regulation S-K.