Form 10-Q
period 2012-02-29
SCHOLASTIC CORP
filed 2012-03-23
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2012	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of February 29, 2012

Common Stock, $.01 par value	29,438,575
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended		Nine months ended

	February 29,	February 28,	February 29,	February 28,

	2012	2011	2012	2011

Revenues	$467.0	$384.3	$1,470.3	$1,342.6

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization)	219.6	193.8	665.7	632.3
Selling, general and administrative expenses (exclusive of depreciation and amortization)	235.5	198.1	636.1	597.2
Bad debt expense	3.1	6.7	7.8	12.6
Depreciation and amortization	16.0	14.5	46.6	43.4
Loss on leases and asset impairments	0.8	—	7.0	—
Severance	3.9	1.2	12.2	4.3

Total operating costs and expenses	478.9	414.3	1,375.4	1,289.8

Operating income (loss)	(11.9)	(30.0)	94.9	52.8

Other income (expense)	0.0	0.0	0.0	(0.4)
Interest expense, net	3.9	3.9	11.7	11.7

Earnings (loss) from continuing operations before income taxes	(15.8)	(33.9)	83.2	40.7

Provision (benefit) for income taxes	(5.9)	(9.9)	34.9	21.5

Earnings (loss) from continuing operations	(9.9)	(24.0)	48.3	19.2

Earnings (loss) from discontinued operations, net of tax	(0.4)	(1.1)	(2.9)	(4.6)

Net income (loss)	$(10.3)	$(25.1)	$45.4	$14.6

Basic and diluted earnings (loss) per Share of Class A and Common Stock

Basic:
Earnings (loss) from continuing operations	$(0.32)	$(0.77)	$1.54	$0.56

Earnings (loss) from discontinued operations, net of tax	$(0.01)	$(0.04)	$(0.09)	$(0.13)
Net income (loss)	$(0.33)	$(0.81)	$1.45	$0.43
Diluted:
Earnings (loss) from continuing operations	$(0.32)	$(0.77)	$1.52	$0.55

Earnings (loss) from discontinued operations, net of tax	$(0.01)	$(0.04)	$(0.09)	$(0.13)
Net income (loss)	$(0.33)	$(0.81)	$1.43	$0.42

Dividends declared per common share	$0.125	$0.100	$0.325	$0.275

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollar amounts in millions, except per share data)

	February 29, 2012	May 31, 2011	February 28, 2011
ASSETS
Current Assets:

Cash and cash equivalents	$111.8	$105.3	$90.7
Accounts receivable, net	271.5	220.3	193.6
Inventories, net	397.2	308.7	374.5
Deferred income taxes	56.5	56.2	59.7
Prepaid expenses and other current assets	75.4	57.1	78.4
Current assets of discontinued operations	9.3	10.5	10.8

Total current assets	921.7	758.1	807.7

Property, plant and equipment, net	326.2	339.0	337.5
Prepublication costs	119.8	117.7	113.4
Royalty advances, net	36.7	35.5	37.2
Production costs	7.4	7.4	8.1
Goodwill	162.9	154.2	158.3
Other intangibles	16.6	19.8	20.2
Noncurrent deferred income taxes	20.2	20.2	33.7
Other assets and deferred charges	34.7	35.1	38.1

Total assets	$1,646.2	$1,487.0	$1,554.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	$12.6	$43.5	$49.5
Capital lease obligations	1.1	0.5	0.5
Accounts payable	160.1	120.1	162.6
Accrued royalties	84.4	35.4	62.2
Deferred revenue	78.5	49.1	66.2
Other accrued expenses	209.1	173.3	166.6
Current liabilities of discontinued operations	1.2	0.8	1.0

Total current liabilities	547.0	422.7	508.6

Noncurrent Liabilities:
Long-term debt	152.7	159.9	170.6
Capital lease obligations	56.1	55.0	54.7
Other noncurrent liabilities	105.1	109.4	118.8

Total noncurrent liabilities	313.9	324.3	344.1

Commitments and Contingencies:	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	585.0	576.6	574.1
Accumulated other comprehensive loss	(52.4)	(53.9)	(67.6)
Retained earnings	670.9	635.8	614.2
Treasury stock at cost	(418.6)	(418.9)	(419.6)

Total stockholders’ equity	785.3	740.0	701.5

Total liabilities and stockholders’ equity	$1,646.2	$1,487.0	$1,554.2

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions)

	Nine months ended
	February 29, 2012	February 28, 2011

Cash flows - operating activities:
Net income (loss)	$45.4	$14.6
Earnings (loss) from discontinued operations, net of tax	(2.9)	(4.6)

Earnings (loss) from continuing operations	48.3	19.2

Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	7.8	12.6
Provision for losses on inventory	18.0	18.4
Provision for losses on royalty	4.3	3.3
Amortization of prepublication and production costs	36.4	35.3
Depreciation and amortization	46.6	43.4
Deferred income taxes	0.1	1.2
Stock-based compensation	10.0	11.1
Loss on subleases	6.2	—
Non-cash writeoff related to impairment	0.8	—
Changes in assets and liabilities:
Accounts receivable	(57.6)	13.6
Inventories	(107.2)	(68.9)
Other current assets	(18.2)	(39.8)
Deferred promotion costs	(1.7)	(2.0)
Royalty advances	(5.8)	(1.8)
Accounts payable	38.3	57.7
Other accrued expenses	38.2	8.6
Accrued royalties	49.1	18.6
Deferred revenue	25.4	25.8
Pension and post-retirement liability	(6.0)	(5.4)
Other, net	1.1	5.8

Total adjustments	85.8	137.5

Net cash provided by (used in) operating activities of continuing operations	134.1	156.7
Net cash provided by (used in) operating activities of discontinued operations	(1.3)	(1.8)

Net cash provided by (used in) operating activities	132.8	154.9

Cash flows - investing activities:
Prepublication and production expenditures	(39.7)	(38.4)
Additions to property, plant and equipment	(33.0)	(31.4)
Repayment of loan from investee	—	1.2
Land acquisition	—	(24.3)
Acquisition-related payments (net of cash received of $0.1 and $2.5, respectively)	(5.3)	(9.2)

Net cash provided by (used in) investing activities	(78.0)	(102.1)

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions)

	Nine months ended
	February 29, 2012	February 28, 2011

Cash flows - financing activities:
Repayment of term loan	(50.2)	(32.1)
Borrowings under Credit Agreement and Revolver	28.8	70.0
Repayment of Credit Agreement and Revolver	(28.8)	(70.0)
Borrowings under lines of credit	78.8	92.3
Repayment of lines of credit	(65.0)	(94.6)
Repayment of capital lease obligations	(0.5)	(1.9)
Reacquisition of common stock	(5.6)	(166.9)
Proceeds pursuant to stock-based compensation plans	3.5	2.6
Payment of dividends	(9.3)	(7.7)
Other	0.7	(1.2)

Net cash provided by (used in) financing activities	(47.6)	(209.5)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	3.3

Net increase (decrease) in cash and cash equivalents	6.5	(153.4)

Cash and cash equivalents at beginning of period	105.3	244.1

Cash and cash equivalents at end of period	$111.8	$90.7

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

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2011 relate to the twelve-month period ended May 31, 2011.

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

Discontinued Operations

The Company closed or sold several operations during fiscal 2009, fiscal 2010 and the first quarter of fiscal 2012, and presently holds for sale one facility. During the first quarter of fiscal 2012, the Company ceased operations in its direct-to-home catalog business specializing in toys. This business was a separate reporting unit included in the Media, Licensing and Advertising segment and is now classified as a discontinued operation in the Company’s financial statements. See Note 3, “Discontinued Operations,” for additional information concerning discontinued operations.

Seasonality

The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. In the current fiscal quarter, revenues in the Children’s Book Publishing and Distribution segment were higher than normal due to improved sales in the trade channels. Typically, school-based book club and book fair revenues are greatest in the second and fourth quarters of the fiscal year, while revenues from the sale of instructional materials and educational technology products and services are highest in the first and fourth quarters. The Company typically experiences losses from operations in the first and third quarters of each fiscal year.

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

Restricted Cash

The condensed consolidated balance sheets include restricted cash of $1.6, $0.5 and $1.1 at February 29, 2012, May 31, 2011 and February 28, 2011, respectively, which is reported in “Other current assets.”

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

In June 2011, the FASB issued an update related to the reporting of other comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments also require the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued an update that effectively deferred the requirements related to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private and non-profit entities.

In September 2011, the FASB issued an update to the authoritative guidance related to goodwill impairment testing. The updated guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The guidance provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company can skip the two-step test. Companies are not required to perform the qualitative assessment and are permitted to skip the qualitative assessment for any reporting unit in any period and proceed directly to Step 1 of the test. A company that validates its conclusion by measuring fair value can resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, and the Company expects to adopt the update for its annual impairment test in the fourth quarter of the current fiscal year.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

2. Acquisitions

On January 3, 2012, the Company acquired Learners Publishing, a Singapore-based publisher of supplemental learning materials for English-Language Learners, for $2.8, net of cash acquired. As a result of this transaction, the Company recorded $1.3 of goodwill. The Company has not completed its purchase accounting for this transaction. The results of operations of this business subsequent to the acquisition date are included in the International segment.

On February 8, 2012, the Company acquired the business and certain assets of Weekly Reader, a publisher of weekly educational classroom magazines designed for children in grades Pre-K–12, for $2.0 in cash and $4.5 in assumed liabilities. As a result of this transaction, the Company recorded $6.5 of goodwill. The Company has not completed its purchase accounting for this transaction and expects to recognize intangible assets, such as customer lists and trade names, acquired in the transaction. The results of operations of this business subsequent to the acquisition date are included in the Classroom and Supplemental Materials Publishing segment, and certain assets will benefit the Children’s Book Publishing and Distribution segment.

3. Discontinued Operations

The Company continuously evaluates its portfolio of businesses for both impairment and economic viability. The Company monitors the expected cash proceeds to be realized from the disposition of discontinued operations’ assets, and adjusts asset values accordingly. In the first quarter of fiscal 2012, the Company ceased operations in its direct-to-home catalog business specializing in toys. This business was a separate reporting unit included in the Media, Licensing and Advertising segment. The current fiscal year loss before income taxes includes lease costs associated with a vacant facility which formerly served the Company’s direct-to-home toy catalog business.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three months ended		Nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Revenues	$0.0	$9.3	$0.1	$17.7
Non-cash impairment	—	—	(0.9)	(3.4)
Earnings (loss) before income taxes	(0.6)	(1.7)	(4.0)	(6.0)
Income tax benefit (expense)	0.2	0.6	1.1	1.4

Earnings (loss) from discontinued operations, net of tax	$(0.4)	$(1.1)	$(2.9)	$(4.6)

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table sets forth the assets and liabilities of the discontinued operations included in the condensed consolidated balance sheets of the Company as of the dates indicated:

	February 29, 2012	May 31, 2011	February 28, 2011

Accounts receivable, net	$0.0	$0.1	$0.0
Inventories, net	0.0	1.2	1.3
Other assets	9.3	9.2	9.5

Current assets of discontinued operations	$9.3	$10.5	$10.8

Accounts payable	$0.0	$0.2	$0.4
Accrued expenses and other current liabilities	1.2	0.6	0.6

Current liabilities of discontinued operations	$1.2	$0.8	$1.0

4. Segment Information

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution(1)	Educational Technology and Services(1)(2)	Classroom and Supplemental Materials Publishing(1) (3)	Media, Licensing and Advertising(1)	Overhead(1)(4)	Total Domestic	International(1) (5)	Total

Three months ended February 29, 2012

Revenues	$266.0	$40.0	$38.2	$17.2	$—	$361.4	$105.6	$467.0
Bad debt expense	1.6	0.3	0.4	—	—	2.3	0.8	3.1
Depreciation and amortization(6)	4.4	0.2	0.3	—	9.1	14.0	2.0	16.0
Amortization(7)	2.8	5.3	1.8	1.5	—	11.4	0.6	12.0
Loss on leases and asset impairments	0.5	—	—	—	—	0.5	0.3	0.8
Segment operating income (loss)	11.8	(5.9)	(3.4)	(0.8)	(17.9)	(16.2)	4.3	(11.9)
Expenditures for long-lived assets including royalty advances	11.7	6.7	4.9	1.3	9.4	34.0	5.1	39.1

Three months ended February 28, 2011

Revenues	$193.0	$38.2	$43.1	$14.9	$—	$289.2	$95.1	$384.3
Bad debt expense	4.7	—	1.0	0.1	—	5.8	0.9	6.7
Depreciation and amortization(6)	4.1	0.4	0.2	—	8.3	13.0	1.5	14.5
Amortization(7)	3.2	3.9	1.3	1.8	—	10.2	0.6	10.8
Loss on leases and asset impairments	—	—	—	—	—	—	—	—
Segment operating income (loss)	(9.2)	(4.2)	1.5	(3.6)	(13.1)	(28.6)	(1.4)	(30.0)
Expenditures for long-lived assets including royalty advances	8.6	6.8	2.4	1.6	5.7	25.1	1.6	26.7

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution(1)	Educational Technology and Services(1)(2)	Classroom and Supplemental Materials Publishing(1) (3)	Media, Licensing and Advertising(1)	Overhead(1)(4)	Total Domestic	International(1) (5)	Total

Nine months ended February 29, 2012

Revenues	$731.9	$202.0	$142.6	$56.4	$—	$1,132.9	$337.4	$1,470.3
Bad debt expense	3.2	1.0	1.3	—	—	5.5	2.3	7.8
Depreciation and amortization(6)	11.9	0.9	0.8	0.4	27.7	41.7	4.9	46.6
Amortization(7)	9.0	15.6	4.9	5.1	—	34.6	1.8	36.4
Loss on leases and asset impairments	0.5	—	—	—	6.2	6.7	0.3	7.0
Segment operating income (loss)	70.6	47.5	9.0	(3.2)	(59.8)	64.1	30.8	94.9
Segment assets (at 2/29/12)	597.1	156.6	153.3	38.2	397.4	1,342.6	294.3	1,636.9
Goodwill (at 2/29/12)	54.3	22.7	70.5	5.4	—	152.9	10.0	162.9
Expenditures for long-lived assets including royalty advances	32.8	18.0	9.3	5.3	22.0	87.4	9.0	96.4
Long-lived assets (at 2/29/12)	173.7	98.5	88.3	19.7	242.8	623.0	67.6	690.6

Nine months ended February 28, 2011

Revenues	$653.2	$169.4	$132.1	$65.0	$—	$1,019.7	$322.9	$1,342.6
Bad debt expense	9.0	0.5	0.5	0.2	—	10.2	2.4	12.6
Depreciation and amortization(6)	11.6	1.2	0.8	0.5	25.2	39.3	4.1	43.4
Amortization(7)	9.5	15.2	3.5	5.1	—	33.3	2.0	35.3
Loss on leases and asset impairments	—	—	—	—	—	—	—	—
Segment operating income (loss)	36.5	29.4	7.4	(0.6)	(41.6)	31.1	21.7	52.8
Segment assets (at 2/28/11)	483.6	147.3	150.5	40.4	433.5	1,255.3	288.1	1,543.4
Goodwill (at 2/28/11)	54.3	22.5	67.4	5.4	—	149.6	8.7	158.3
Expenditures for long-lived assets including royalty advances	29.5	26.8	4.9	5.8	42.6	109.6	8.7	118.3
Long-lived assets (at 2/28/11)	177.9	97.7	81.2	19.5	247.2	623.5	74.4	697.9

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

(2)	Includes assets and results of operations acquired in a business acquisition as of September 9, 2010.

(3)	Includes assets and results of operations acquired in a business acquisition as of February 8, 2012.

(4)

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

(5)	Includes assets and results of operations acquired in a business acquisition as of January 3, 2012.

(6)	Includes depreciation of property, plant and equipment and amortization of intangible assets.

(7)	Includes amortization of prepublication and production costs.

5. Debt

The following table summarizes debt as of the dates indicated:

	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

	February 29, 2012		May 31, 2011		February 28, 2011

Lines of Credit (weighted average interest rates of 4.7%, 6.7% and 4.0%, respectively)	$12.6	$12.6	$0.7	$0.7	$6.7	$6.7
Loan Agreement:
Revolving Loan	—	—	—	—	—	—
Term Loan (interest rates of n/a, 1.0% and 1.1%, respectively)	—	—	50.2	50.2	60.9	60.9
5% Notes due 2013, net of discount	152.7	158.5	152.5	156.6	152.5	155.3

Total debt	$165.3	$171.1	$203.4	$207.5	$220.1	$222.9

Less lines of credit, short-term debt and current portion of long-term debt	(12.6)	(12.6)	(43.5)	(43.5)	(49.5)	(49.5)

Total long-term debt	$152.7	$158.5	$159.9	$164.0	$170.6	$173.4

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

Short-term debt’s carrying value approximates fair value. Fair value of the Loan Agreement approximates its carrying value due to its variable interest rate and consistent credit rating. Fair values of the Notes were estimated based on market quotes, where available, or dealer quotes.

The following table sets forth the maturities of the Company’s debt obligations as of February 29, 2012, for the twelve-month periods ending February 28,

2013	$12.6
2014	152.7

Total debt	$165.3

Lines of Credit

As of February 29, 2012, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $20.0. There were no outstanding borrowings under these credit lines at February 29, 2012, May 31, 2011 and February 28, 2011. These credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of February 29, 2012, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $33.9, underwritten by banks primarily in the United States, Canada, Australia and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. Borrowings and weighted average interest rates for these lines of credit are presented in the table above.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

Interest on the Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). The interest pricing under the Revolving Loan is dependent upon the Borrower’s election of a rate that is either:

•

A Base Rate equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.500% or (iii) the Eurodollar Rate for a one month interest period plus 1% plus an applicable spread ranging from 0.18% to 0.60%, as determined by the Company’s prevailing consolidated debt to total capital ratio.

- or -

•

A Eurodollar Rate equal to the London interbank offered rate (LIBOR) plus an applicable spread ranging from 1.18% to 1.60%, as determined by the Company’s prevailing consolidated debt to total capital ratio.

As of February 29, 2012, the indicated spread on Base Rate Advances was 0.25% and the indicated spread on Eurodollar Rate Advances was 1.25%, both based on the Company’s prevailing consolidated debt to total capital ratio. There were no Revolving Loan Advances outstanding on February 29, 2012.

The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At February 29, 2012, the facility fee rate was 0.25%.

As of February 29, 2012, standby letters of credit outstanding under the Loan Agreement totaled $1.4. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at February 29, 2012, the Company was in compliance with these covenants.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

6. Commitments and Contingencies

Various claims and lawsuits arising in the normal course of business are pending against the Company. The Company accrues a liability for such matters when it is probable that a liability has occurred and the amount of such liability can be reasonably estimated. When only a range can be estimated, the most probable amount in the range is accrued unless no amount within the range is a better estimate than any other amount, in which case the minimum amount in the range is accrued. Legal costs associated with litigation loss contingencies are expensed in the period in which they are incurred. The Company does not expect, in the case of those various claims and lawsuits arising in the normal course of business where a loss is considered probable or reasonably possible, that the reasonably possible losses from such claims and lawsuits (either individually or in the aggregate) would have a material adverse effect on the Company’s consolidated financial position or results of operations.

7. Comprehensive Income (Loss)

The following table sets forth comprehensive income (loss) for the periods indicated:

	Three months ended		Nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Net income (loss)	$(10.3)	$(25.1)	$45.4	$14.6

Other comprehensive income (loss), net:
Foreign currency translation adjustment	3.7	4.3	(2.2)	12.5
Pension and post-retirement adjustments	0.9	0.7	3.7	5.3

Total other comprehensive income (loss), net:	4.6	5.0	1.5	17.8

Total comprehensive income (loss)	$(5.7)	$(20.1)	$46.9	$32.4

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

8. Earnings (Loss) Per Share

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the three and nine-month periods ended February 29, 2012 and February 28, 2011, respectively:

	Three months ended		Nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Earnings (loss) from continuing operations attributable to Class A and Common Shares	$(9.9)	$(23.9)	$48.0	$19.0

Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	(0.4)	(1.1)	(2.9)	(4.6)

Net income (loss) attributable to Class A and Common Shares	$(10.3)	$(25.0)	$45.1	$14.4

Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	31.1	30.9	31.1	33.8

Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	*	*	0.5	0.5

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	31.1	30.9	31.6	34.3

Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:

Earnings (loss) from continuing operations	$(0.32)	$(0.77)	$1.54	$0.56
Earnings (loss) from discontinued operations, net of tax	$(0.01)	$(0.04)	$(0.09)	$(0.13)

Net income (loss)	$(0.33)	$(0.81)	$1.45	$0.43

Diluted earnings (loss) per share:

Earnings (loss) from continuing operations	$(0.32)	$(0.77)	$1.52	$0.55
Earnings (loss) from discontinued operations, net of tax	$(0.01)	$(0.04)	$(0.09)	$(0.13)

Net income (loss)	$(0.33)	$(0.81)	$1.43	$0.42

* In the three months ended February 29, 2012 and February 28, 2011, the Company experienced a loss from continuing operations and therefore did not report any dilutive share impact.

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

Earnings from continuing operations exclude losses of less than $0.1 and earnings of $0.3 for the three and nine months ended February 29, 2012, and a loss of $0.1 and earnings of $0.2 for the three and nine months ended February 28, 2011, respectively, in respect of earnings attributable to participating RSUs.

Potentially dilutive shares outstanding pursuant to compensation plans that were not included in the diluted earnings per share calculation because they were anti-dilutive were 3.7 million and 5.4 million for the three months ended February 29, 2012 and February 28, 2011, respectively, and 4.3 million and 4.4 million for the nine months ended February 29, 2012 and February 28, 2011, respectively. Options outstanding pursuant to compensation plans were 5.5 million and 5.4 million as of February 29, 2012 and February 28, 2011, respectively.

As of February 29, 2012, $38.9 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors. See Note 14, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

9. Goodwill and Other Intangibles

Goodwill and other intangible assets with indefinite lives are reviewed annually for impairment or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the periods indicated:

	Nine months ended February 29, 2012	Twelve months ended May 31, 2011	Nine months ended February 28, 2011

Gross beginning balance	$175.0	$174.0	$174.0
Accumulated impairment	(20.8)	(17.4)	(17.4)

Beginning balance	$154.2	$156.6	$156.6
Additions	7.8	1.0	1.7
Impairment charge	—	(3.4)	—
Foreign currency translation	0.0	0.0	0.0
Other	0.9	—	—

Gross ending balance	$183.7	$175.0	$175.7
Accumulated impairment	(20.8)	(20.8)	(17.4)

Ending balance	$162.9	$154.2	$158.3

On January 3, 2012, the Company acquired Learners Publishing, a Singapore-based publisher of supplemental learning materials for English-Language Learners, for $2.8, net of cash acquired. The Company utilized Level 3 fair value measurement inputs, using its own assumptions, including internally-developed discounted cash flow forecasts, to preliminarily determine the fair value of the assets acquired and the amount of goodwill to be allocated to the Learners Publishing business. As a result of this transaction, the Company recorded $1.3 of goodwill. The Company has not completed its purchase accounting for this transaction. The results of operations of this business subsequent to the acquisition date are included in the International segment.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

On February 8, 2012, the Company acquired the business and certain assets of Weekly Reader, a publisher of weekly educational classroom magazines designed for children in grades Pre-K–12, for $2.0 in cash and $4.5 in assumed liabilities as of February 29, 2012. As a result of this transaction, the Company recorded $6.5 of goodwill. The Company has not completed its purchase accounting for this transaction and expects to recognize intangible assets, such as customer lists and trade names, acquired in the transaction. The results of operations of this business subsequent to the acquisition date are included in the Classroom and Supplemental Materials Publishing segment, and certain assets will benefit the Children’s Book Publishing and Distribution segment.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes the activity in Total other intangibles subject to amortization for the periods indicated:

	Nine months ended February 29, 2012	Twelve months ended May 31, 2011	Nine months ended February 28, 2011

Beginning balance - customer lists	$0.7	$0.8	$0.8
Amortization expense	(0.2)	(0.2)	(0.2)
Foreign currency translation	0.0	0.1	0.1

Customer lists, net of accumulated amortization of $1.3, $1.1 and $1.1, respectively	$0.5	$0.7	$0.7

Beginning balance - other intangibles	$17.3	$2.2	$2.2
Additions due to acquisition	—	5.6	5.6
Reclassified from indefinite-lived intangible assets	—	10.7	10.7
Impairment charge	(0.5)	—	—
Amortization expense	(1.1)	(1.2)	(0.8)

Other intangibles, net of accumulated amortization of $5.3, $4.2 and $3.8, respectively	$15.7	$17.3	$17.7

Total other intangibles subject to amortization	$16.2	$18.0	$18.4

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

Amortization expense for Total other intangibles was $1.3 for the nine months ended February 29, 2012, $1.4 for the twelve months ended May 31, 2011 and $1.0 for the nine months ended February 28, 2011. Intangible assets with definite lives consist principally of customer lists, covenants not to compete and publishing and trademark rights. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is 16 years.

In fiscal 2011, the Company recognized $5.6 of amortizable intangible assets as a result of the Math Solutions acquisition. The Company utilized Level 3 fair value measurement inputs, using its own assumptions, including internally-developed discounted cash flow forecasts and market comparisons, to determine the fair value of the intangible assets acquired.

In the three-month period ended November 30, 2010, the Company determined that certain intangible assets associated with publishing and trademark rights, which were previously accounted for as indefinite-lived assets, were no longer indefinite-lived. Accordingly, the Company assessed these assets for impairment as of September 1, 2010, and subsequently commenced amortization of the assets. The Company determined that the fair value of the assets exceeded their carrying value as of September 1, 2010, and therefore no impairment was recognized. The Company employed Level 3 fair value measurement techniques to determine the fair value of these assets as of September 1, 2010.

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	February 29, 2012	May 31, 2011	February 28, 2011

Net carrying value by major class:
Trademarks and Other	$0.4	$1.8	$1.8

Total	$0.4	$1.8	$1.8

10. Investments

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $21.0, $20.4 and $23.2 at February 29, 2012, May 31, 2011 and February 28, 2011, respectively.

The Company owns a non-controlling interest in a book distribution business located in the United Kingdom. In fiscal 2011, the Company determined that these assets were other than temporarily impaired. The Company employed Level 3 fair value measures, including discounted cash flow projections, and recognized an impairment loss of $3.6. The carrying value of these assets was $5.7 as of February 29, 2012.

The Company maintains an investment in an entity that produces and distributes educational children’s television programming. The Company’s investment, which consists of a 14.0% equity interest, is accounted for using the equity method of accounting. The carrying value of this investment at February 29, 2012 was $1.3.

The Company’s 26.2% non-controlling interest in a children’s book publishing business located in the UK is accounted for using the equity method of accounting. The net value of this investment at February 29, 2012 was $14.0.

Income from equity joint ventures totaled $1.9 for the nine months ended February 29, 2012 and $1.2 for the nine months ended February 28, 2011.

The following table summarizes the Company’s investments as of the dates indicated:

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

	February 29, 2012	May 31, 2011	February 28, 2011

Cost method investments:
UK - based	$5.7	$5.7	$9.1

Total cost method investments	$5.7	$5.7	$9.1

Equity method investments:
UK - based	$14.0	$13.4	$13.4
U.S. - based	1.3	1.3	0.7

Total equity method investments	$15.3	$14.7	$14.1

Total	$21.0	$20.4	$23.2

11. Employee Benefit Plans

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

	Pension Plans Three months ended		Post-Retirement Benefits Three months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Components of net periodic benefit costs:
Service cost	$—	$0.1	$0.0	$0.0
Interest cost	2.1	2.2	0.4	0.5
Expected return on assets	(2.7)	(2.3)	—	—
Net amortization of prior service credit	—	—	(0.2)	(0.2)
Amortization of loss	0.3	0.3	0.9	0.7
Settlement of Canadian plan	—	0.2	—	—

Net periodic benefit (credit) costs	$(0.3)	$0.5	$1.1	$1.0

	Pension Plans Nine months ended		Post-Retirement Benefits Nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Components of net periodic benefit costs:
Service cost	$—	$0.2	$0.0	$0.0
Interest cost	6.3	6.6	1.4	1.4
Expected return on assets	(8.1)	(7.0)	—	—
Net amortization of prior service credit	—	—	(0.5)	(0.5)
Amortization of loss	1.0	1.4	2.9	1.9
Settlement of Canadian plan	—	3.6	—	—

Net periodic benefit (credit) costs	$(0.8)	$4.8	$3.8	$2.8

In the second quarter of fiscal 2011, the Company completed the settlement of its outstanding liabilities under the Canadian Pension Plan by purchasing non-participating annuities to service these liabilities prospectively.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the nine months ended February 29, 2012, the Company contributed $1.7 to the U.S. Pension Plan and $1.3 to the UK Pension Plan.

The Company expects, based on actuarial calculations, to contribute cash of approximately $8.4 to the Pension Plans for the fiscal year ending May 31, 2012.

12. Stock-Based Compensation

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended		Nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Stock option expense	$1.2	$1.7	$6.0	$7.1
Restricted stock unit expense	1.0	0.9	3.6	3.2
Management stock purchase plan	0.0	0.1	0.2	0.6
Employee stock purchase plan	0.0	0.0	0.2	0.2

Total stock-based compensation expense	$2.2	$2.7	$10.0	$11.1

During each of the three and nine-month periods ended February 29, 2012 and February 28, 2011, shares of Common Stock issued by the Corporation pursuant to its stock-based compensation plans were not material.

13. Severance and Exit Costs

The Company implemented certain new cost reduction initiatives, notably a voluntary retirement program, in the current fiscal year and incurred severance expense of $9.3 related to this program. The table below provides information regarding the severance cost reported in the Company’s condensed consolidated statements of operations, including the costs related to this program.

Accrued severance of $1.2, $1.9 and $1.5 as of February 29, 2012, May 31, 2011 and February 28, 2011, respectively, is included in “Other accrued expenses” on the Company’s condensed consolidated balance sheets.

	Nine months ended February 29, 2012	Twelve months ended May 31, 2011	Nine months ended February 28, 2011

Beginning balance	$1.9	$3.4	$3.4
Accruals	12.2	6.7	4.3
Payments	(12.9)	(8.2)	(6.2)

Ending balance	$1.2	$1.9	$1.5

Additionally, consistent with the Company’s efforts to reduce costs and realign resources, during the current fiscal year, the Company entered into sublease arrangements for certain leased properties in lower Manhattan. These subleases enable the Company to reduce utilized space, effectively reducing net rental costs prospectively. The sublease arrangements provide for rents to be paid to the Company from unrelated subtenants for the remainder of the Company’s lease terms through 2018. The net rents to be received from the subtenants are less than the Company’s lease commitments for these properties over the remaining term of the leases. Accordingly, the Company recognized a loss on these subleases of $6.2 in the fiscal quarter ended November 30, 2011.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

14. Treasury Stock

The Company has announced authorizations made by the Board of Directors to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions, as summarized in the table below:

Authorization	Amount

December 2007	$20.0
May 2008	20.0
November 2008	10.0
February 2009	5.0
December 2009	20.0
September 2010	44.0	(a)

Subtotal	$119.0

Less repurchases made from December 2007 through February 2012	(80.1)

Remaining Board authorization at February 29, 2012	$38.9

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

15. Fair Value Measurements

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

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, debt and foreign currency forward contracts, which were not material as of the reporting date. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The Company employs Level 2 fair value measurements for the disclosure of the fair value of its 5% Notes and its various lines of credit. See Note 5, “Debt,” for a more complete description of fair value measurements employed. The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure. See Note 17, “Derivatives and Hedging,” for a more complete description of fair value measurements employed.

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

16. Income Taxes and Other Taxes

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

The Company’s annual effective tax rate for the fiscal year ending May 31, 2012 is currently expected to be approximately 42%. The Company’s expected full year effective tax rate exceeds statutory rates primarily as a result of net operating losses in foreign jurisdictions, mainly in the United Kingdom, where the Company does not expect to realize future tax benefits. As a result, valuation allowances are provided for the net operating loss carry forwards in these jurisdictions.

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

The Company recognizes tax benefits of uncertain tax positions in accordance with the current accounting guidance pertaining to uncertainty in income taxes. The Company believes that it is reasonably possible that its existing unrecognized benefits may be reduced by approximately $1.8 million within the next twelve months. This is expected to reduce the income tax provision.

Non-income Taxes

The Company is subject to tax examinations for sales-based taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. Where appropriate, the Company has made accruals for these matters which are reflected in the Company’s condensed consolidated financial statements. In the three-month period ended February 29, 2012, the Company recorded accruals of $19.7 based on the current status of sales tax assessments in two jurisdictions. These amounts are included in the condensed consolidated financial statements in Selling, general and administrative expenses. Future developments relating to the foregoing could result in adjustments being made to these accruals.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

17. Derivatives and Hedging

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings, and it recognizes the unrealized gain or loss in other current assets or liabilities. Unrealized losses of $0.4 and $1.0 were recognized at February 29, 2012 and February 28, 2011, respectively.

18. Subsequent Events

On March 14, 2012, the Company announced that the Board of Directors declared a cash dividend of $0.125 per Class A and Common share in respect of the third quarter of fiscal 2012. The dividend is payable on June 15, 2012 to shareholders of record on April 30, 2012.

On March 19, 2012, prior to the issuance of its financial statements for the three months ended February 29, 2012, the Company received notice of an adverse decision from the Supreme Court of Connecticut reversing an earlier trial court decision and finding that Scholastic Book Clubs, Inc., a subsidiary of the Company, was liable for sales taxes relating to the operation of its school book clubs in Connecticut. Based on the decision, the Company increased its accrual in respect of state sales taxes in the condensed consolidated financial statements as of February 29, 2012 by $11.6 as further described under “Non-Income Taxes” in Note 16, “Income Taxes and Other Taxes.” The Company does not agree with the decision and is currently considering whether it will seek to appeal the decision to the Supreme Court of the United States.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenue for the quarter ended February 29, 2012 was $467.0 million, up 22% from $384.3 million in the prior fiscal year quarter. Net loss from continuing operations for the quarter ended February 29, 2012 was $9.9 million as compared to a loss of $24.0 million in the prior year fiscal quarter. The seasonal loss per share from continuing operations was $0.32, which compared favorably to a loss per share from continuing operations of $0.77 in the prior year fiscal period. Strong revenue and a substantially lower net loss in the quarter reflected higher sales in the Children’s Book Publishing and Distribution segment as well as in the International segment. The consolidated loss per share was $0.33 in the quarter compared to $0.81 in the comparable period a year ago.

The strong performance of the Scholastic series The Hunger Games trilogy, affecting both the Children’s Book Publishing and Distribution and the International segments, reached a high point in the third quarter ahead of the upcoming movie release, and is experiencing a large crossover readership by adults. In addition, the book fairs business in the Children’s Book Publishing and Distribution segment experienced strong sales growth and profit improvement. The Company also moved forward with its plan for distributing children’s digital books with the introduction of Storia™, Scholastic’s new children’s ereading app and ebookstore, and began a phased roll-out to teachers, parents and kids through its book club and book fair channels.

SCHOLASTIC CORPORATION
Item 2. MD&A

Results of Continuing Operations and Discontinued Operations

Revenues for the quarter ended February 29, 2012 increased by $82.7 million, or 21.5%, to $467.0 million, compared to $384.3 million in the prior fiscal year quarter, driven by higher revenues in the Children’s Book Publishing and Distribution, the International, the Media, Licensing and Advertising and the Educational Technology and Services segments of $73.0 million, $10.5 million, $2.3 million and $1.8 million, respectively, offset partially by lower revenue in the Classroom and Supplemental Materials Publishing segment of $4.9 million. Revenues for the nine months ended February 29, 2012 increased by $127.7 million, or 9.5%, to $1,470.3 million, compared to $1,342.6 million in the prior year fiscal period, primarily due to higher revenues in the Children’s Book Publishing and Distribution, the Educational Technology and Services, the International and the Classroom and Supplemental Materials Publishing segments of $78.7 million, $32.6 million, $14.5 million and $10.5 million, respectively, offset partially by lower revenue in the Media, Licensing and Advertising segment of $8.6 million.

Cost of goods sold (exclusive of depreciation and amortization) as a percentage of revenue for the quarter ended February 29, 2012 decreased to 47.0%, compared to 50.4% in the prior fiscal year quarter. Cost of goods sold as a percentage of revenue for the nine months ended February 29, 2012 decreased to 45.3%, compared to 47.1% in the prior fiscal year. The decrease in both periods is primarily related to favorable product mix, the impact of ebooks which are sold at higher margins than print books and decreased postage costs, partially offset by increased royalty costs. Components of Cost of goods sold for the three and nine months ended February 29, 2012 and February 28, 2011 are as follows:

	Three months ended		Nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Product, service and production costs	$114.4	$103.3	$362.1	$357.0
Royalty costs	39.0	21.7	96.1	68.4
Prepublication and production amortization	12.8	10.7	37.2	35.5
Postage, freight, shipping, fulfillment and
all other costs	53.4	58.1	170.3	171.4

Total	$219.6	$193.8	$665.7	$632.3

Selling, general and administrative expenses (exclusive of depreciation and amortization) for the quarter ended February 29, 2012 increased to $235.5 million, or 50.4% of revenue, compared to $198.1 million, or 51.5% of revenue in the prior fiscal year quarter. Selling, general and administrative expenses for the nine months ended February 29, 2012 were $636.1 million, or 43.3% of revenue, compared to $597.2 million, or 44.5% of revenue, in the prior fiscal year period. The dollar increases over the prior periods are primarily due to increased employee-related incentive accruals related to the increase in revenue, increased spending on digital initiatives and higher sales tax accruals, partially offset by lower promotional expenses, all of which were primarily in the Children’s Book Publishing and Distribution segment. The improvements in Selling, general and administrative expenses as percentages of revenues were largely due to the higher domestic and foreign trade channel sales.

Bad debt expense for the quarter ended February 29, 2012 decreased $3.6 million to $3.1 million, compared to $6.7 million in the prior fiscal year quarter. Bad debt expense for the nine months ended February 29, 2012 decreased by $4.8 million to $7.8 million, compared to $12.6 million in the prior fiscal year period. Both period decreases were primarily in the Children’s Book Publishing and Distribution segment as the prior fiscal year includes a charge of $3.5 million related to the Border’s bankruptcy filing.

During the current fiscal year, the Company entered into sublease arrangements for certain leased properties in lower Manhattan. The net rents to be received from the subtenants are less than the Company’s lease commitments for these properties over the remaining term of the leases. Accordingly, the Company recognized a loss on these subleases of $6.2 million in the nine months ended February 29, 2012.

Severance expense increased by $2.7 million to $3.9 million for the quarter ended February 29, 2012, compared to $1.2 million in the prior fiscal year quarter. For the nine months ended February 29, 2012, severance expense increased by $7.9 million, to $12.2 million, compared to $4.3 million in the prior fiscal year period. These increases are primarily related to the previously announced voluntary retirement program which is nearly completed.

SCHOLASTIC CORPORATION
Item 2. MD&A

The resulting operating loss for the quarter ended February 29, 2012 decreased by $18.1 million to an operating loss of $11.9 million, compared to an operating loss of $30.0 million in the prior fiscal year quarter. For the nine months ended February 29, 2012, the resulting operating income increased by $42.1 million to $94.9 million, compared to $52.8 million in the prior fiscal year period.

Net interest expense for the quarter and nine months ended February 29, 2012 remained flat as related to the comparable prior fiscal year period.

The Company’s effective tax rates were 37.0% and 29.2% for the fiscal quarters ended February 29, 2012 and February 28, 2011, respectively, and 41.9% and 52.8% for the nine months ended February 29, 2012 and February 28, 2011, respectively.

Loss from continuing operations was $9.9 million, or $0.32 per share, for the quarter ended February 29, 2012, compared to a loss from continuing operations of $24.0 million, or $0.77 per share, for the prior year fiscal quarter. For the nine months ended February 29, 2012, earnings from continuing operations were $48.3 million, or $1.52 per diluted share, compared to $19.2 million, or $0.55 per diluted share, in the prior fiscal year period.

Loss from discontinued operations, net of tax, was $0.4 million, or $0.01 per share, for the quarter ended February 29, 2012, compared to a loss of $1.1 million, or $0.04 per share, for the prior year fiscal quarter. Loss from discontinued operations for the nine months ended February 29, 2012 was $2.9 million, or $0.09 per share, compared to $4.6 million, or $0.13 per share, for the prior fiscal year period. The current year loss includes lease costs associated with a vacant facility which formerly served as the warehouse and offices for the Company’s direct-to-home toy catalog business. The prior year nine-month fiscal period ended February 28, 2011 includes a charge associated with the fiscal 2011 settlement of the Canadian Pension Plan.

Net loss was $10.3 million, or $0.33 per share, for the quarter ended February 29, 2012, compared to a net loss of $25.1 million, or $0.81 per share, in the prior fiscal year quarter. Net income was $45.4 million, or $1.43 per diluted share, for the nine months ended February 29, 2012, compared to $14.6 million, or $0.42 per diluted share, in the prior fiscal year period.

SCHOLASTIC CORPORATION
Item 2. MD&A

Results of Continuing Operations

Children’s Book Publishing and Distribution

	Three months ended				Nine months ended
($ amounts in millions)	February 29, 2012	February 28, 2011	$ change	% change	February 29, 2012	February 28, 2011	$ change	% change

Revenues	$266.0	$193.0	$73.0	37.8%	$731.9	$653.2	$78.7	12.0%

Operating income (loss)	11.8	(9.2)	$21.0	*	70.6	36.5	$34.1	93.4%

Operating margin	4.4%	*			9.6%	5.6%

*	Not meaningful

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended February 29, 2012 increased by $73.0 million, or 37.8%, to $266.0 million, compared to $193.0 million in the prior fiscal year quarter. This is primarily due to a $68.5 million increase in revenue in the Company’s trade business driven by strong titles such as Wonderstruck and The 39 Clues®: Cahills vs. Vespers and sales of The Hunger Games trilogy, in both print and ebook formats, The Invention of Hugo Cabret, War Horse and overall favorable return rates. Additionally, revenues in the Company’s book fairs business increased by $9.3 million as a result of increased revenue per fair, as well as an increase in the number of fairs held. Revenues for the nine months ended February 29, 2012 increased by $78.7 million, or 12.0%, to $731.9 million, compared to $653.2 million in the prior fiscal year period. The increase is related to higher revenues of $89.3 million in the Company’s trade business, due to higher backlist sales, as well as higher revenues of $8.8 million in the Company’s book fairs business, primarily related to an increase in the number of fairs held and an increase in revenue per fair. These increases were partially offset by a $19.4 million decrease in revenues in the Company’s book clubs business, resulting from a decrease in the number of sponsors due to a change in promotional strategy.

SCHOLASTIC CORPORATION
Item 2. MD&A

Segment operating income for the quarter ended February 29, 2012 increased by $21.0 million to $11.8 million, compared to a $9.2 million operating loss in the prior fiscal year quarter. Segment operating income for the nine months ended February 29, 2012 increased by $34.1 million to $70.6 million, compared to income of $36.5 million in the prior fiscal year period. The operating income increases in both fiscal periods were principally related to the favorable results in the trade and book fairs businesses, combined with reduced promotional spending in the Company’s book clubs business, as well as the impact of bad debt expense recorded in the prior fiscal year related to the Borders’ bankruptcy filing, partially offset by the Company’s continued investment in its digital initiatives and sales tax accruals arising from assessments in two jurisdictions.

Educational Technology and Services

	Three months ended				Nine months ended
($ amounts in millions)	February 29, 2012	February 28, 2011	$ change	% change	February 29, 2012	February 28, 2011	$ change	% change

Revenues	$40.0	$38.2	$1.8	4.7%	$202.0	$169.4	$32.6	19.2%

Operating income (loss)	(5.9)	(4.2)	$(1.7)	*	47.5	29.4	$18.1	61.6%

Operating margin	*	*			23.5%	17.4%

*	Not meaningful

Revenues in the Educational Technology and Services segment for the quarter ended February 29, 2012 increased by $1.8 million, or 4.7%, to $40.0 million, compared to $38.2 million in the prior fiscal year quarter, driven by higher sales of educational technology services. Revenues for the nine months ended February 29, 2012 increased by $32.6 million, or 19.2%, to $202.0 million, compared to $169.4 million in the prior fiscal year period, due to strong sales of educational technology, led by READ 180 ® Next Generation and System 44, as well as continued strength in early learning products and consulting and other services.

Segment operating loss for the quarter ended February 29, 2012 increased by $1.7 million to $5.9 million, compared to a loss of $4.2 million in the prior fiscal year quarter, which was primarily the result of higher prepublication cost amortization in the quarter, partially offset by the increase in revenue noted above. Segment operating income for the nine months ended February 29, 2012 increased by $18.1 million to $47.5 million, compared to $29.4 million in the prior fiscal year period, primarily related to the revenue increases noted above.

SCHOLASTIC CORPORATION
Item 2. MD&A

Classroom and Supplemental Materials Publishing

	Three months ended				Nine months ended
($ amounts in millions)	February 29, 2012	February 28, 2011	$ change	% change	February 29, 2012	February 28, 2011	$ change	% change

Revenues	$38.2	$43.1	$(4.9)	(11.4)%	$142.6	$132.1	$10.5	7.9%

Operating income (loss)	(3.4)	1.5	$(4.9)	*	9.0	7.4	$1.6	21.6%

Operating margin	*	3.5%			6.3%	5.6%

*	Not meaningful

Revenues in the Classroom and Supplemental Materials Publishing segment for the quarter ended February 29, 2012 decreased by $4.9 million, or 11.4%, to $38.2 million, compared to $43.1 million in the prior fiscal year quarter, related to decreased sales of the Company’s literacy initiatives products. Revenues for the nine months ended February 29, 2012 increased by $10.5 million, or 7.9%, to $142.6 million, compared to $132.1 million in the prior fiscal period, primarily due to increased sales of books to literacy organizations, as well as increased revenue in classroom magazines.

Segment operating results for the quarter ended February 29, 2012 decreased by $4.9 million to a loss of $3.4 million, compared to segment operating income of $1.5 million in the prior year fiscal quarter, primarily driven by the decrease in revenue noted above and the loss associated with the termination of a third party agreement. Segment operating income for the nine months ended February 29, 2012 increased by $1.6 million to $9.0 million, compared to $7.4 million in the prior year fiscal period, primarily related to the revenue increases noted above, partially offset by higher commissions and employee related expenses, primarily relating to incentives resulting from the increase in revenue.

SCHOLASTIC CORPORATION
Item 2. MD&A

International

	Three months ended				Nine months ended
($ amounts in millions)	February 29, 2012	February 28, 2011	$ change	% change	February 29, 2012	February 28, 2011	$ change	% change

Revenues	$105.6	$95.1	$10.5	11.0%	$337.4	$322.9	$14.5	4.5%

Operating income (loss)	4.3	(1.4)	$5.7	*	30.8	21.7	$9.1	41.9%

Operating margin	4.1%	*			9.1%	6.7%

*	Not meaningful

Revenues in the International segment for the quarter ended February 29, 2012 increased by $10.5 million, or 11.0%, to $105.6 million, compared to $95.1 million in the prior fiscal year quarter. This was primarily due to higher local currency revenues in the Company’s Canada, UK and Australia trade businesses, which benefited from increased sales through local trade channels. Revenues for the nine months ended February 29, 2012 increased by $14.5 million, or 4.5%, to $337.4 million, compared to $322.9 million during the prior fiscal year period, due to the favorable impact of foreign currency exchange rates of $13.1 million, as well as increased local currency revenue in the Company’s Canada and UK trade businesses, partially offset by lower local currency revenues in the Company’s Australia and New Zealand software distribution businesses.

Segment operating results for the quarter ended February 29, 2012 increased by $5.7 million, resulting in operating income of $4.3 million, compared to an operating loss of $1.4 million in the prior fiscal year quarter, due to higher local currency revenues in the Company’s Canada, UK and Australia trade businesses, as well as the restructuring costs incurred in the prior fiscal year quarter of $1.8 million. Segment operating income for the nine months ended February 29, 2012 increased by $9.1 million, or 41.9%, to $30.8 million, compared to $21.7 million in the prior fiscal year period, related to improved results in the Company’s UK and Canada operations, as well as the favorable impact of foreign currency exchange rates and the restructuring costs incurred in the prior fiscal year period of $3.0 million.

SCHOLASTIC CORPORATION
Item 2. MD&A

Media, Licensing and Advertising

	Three months ended				Nine months ended
($ amounts in millions)	February 29, 2012	February 28, 2011	$ change	% change	February 29, 2012	February 28, 2011	$ change	% change

Revenues	$17.2	$14.9	$2.3	15.4%	$56.4	$65.0	$(8.6)	(13.2)%

Operating income (loss)	(0.8)	(3.6)	$2.8	*	(3.2)	(0.6)	$(2.6)	*

Operating margin	*	*			*	*

*	Not meaningful

Revenues in the Media, Licensing and Advertising segment for the quarter ended February 29, 2012 increased by $2.3 million, or 15.4%, to $17.2 million, compared to $14.9 million in the prior fiscal year quarter, primarily due to increased sales of interactive products, as well as increased revenue from the Company’s production business. Revenues for the nine months ended February 29, 2012 decreased by $8.6 million, or 13.2%, to $56.4 million, compared to $65.0 million in the prior year fiscal period, primarily driven by the planned reduction in custom marketing programs.

Segment operating loss for the quarter ended February 29, 2012 decreased by $2.8 million to an operating loss of $0.8 million, compared to an operating loss of $3.6 million in the prior fiscal year quarter, due to the benefit of the increased revenues noted above. Segment operating loss for the nine months ended February 29, 2012 was $3.2 million, compared to a segment operating loss of $0.6 million in the prior fiscal year period, driven primarily by the planned reduction in custom marketing programs noted above.

Overhead

Corporate overhead for the quarter ended February 29, 2012 increased by $4.8 million to $17.9 million, compared to $13.1 million in the prior fiscal year quarter. For the nine months ended February 29, 2012, Corporate overhead increased by $18.2 million to $59.8 million, compared to $41.6 million in the prior fiscal year period. These increases primarily reflect higher incentive accruals related to improved quarter and year-to-date results, as well as increased severance expense and loss on subleases.

Seasonality

The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. In the current fiscal quarter, revenues in the Children’s Book Publishing and Distribution segment were higher than normal due to improved sales in the trade channels. Typically, school-based book club and book fair revenues are greatest in the second and fourth quarters of the fiscal year, while revenues from the sale of instructional materials and educational technology products and services are highest in the first and fourth quarters. The Company typically experiences losses from operations in the first and third quarters of each fiscal year.

SCHOLASTIC CORPORATION
Item 2. MD&A

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $111.8 million at February 29, 2012, compared to $105.3 million at May 31, 2011 and $90.7 million at February 28, 2011.

Cash provided by operating activities declined by $22.1 million to $132.8 million for the nine months ended February 29, 2012, compared to $154.9 million in the prior fiscal year period. Primary drivers of the decline include higher spending on inventories compared to last year, partially offset by the higher sales and earnings of READ 180 ® Next Generation in the Educational Technology and Services segment. The higher revenues from the Children’s Book Publishing and Distribution segment generated from sales through the trade channels have also positively impacted cash from operations. However, much of the cash from the trade channel revenues will be realized upon collection of receivables in the fourth quarter. The Company is closely managing its credit policy with regard to its retail customers. During the current fiscal quarter, the Company ceased using a third party which coordinated distribution and collected cash on behalf of the Company within its trade channel for future transactions. The Company expects a temporary slowing of receivable collections as it brings this function in-house. The Company made net income tax payments of $36.4 million in the current fiscal year, compared to $30.9 million in the prior fiscal year, due primarily to higher earnings in the current fiscal period.

Cash used in investing activities decreased by $24.1 million to $78.0 million for the nine months ended February 29, 2012, compared to $102.1 million in the prior fiscal year period. In the prior fiscal year, the Company spent $24.3 million on a land purchase and $9.2 million for business acquisitions, while in the current year the Company spent $5.3 million for business acquisitions. In the fourth fiscal quarter, the Company expects to make additional payments of approximately $4.0 million related to the servicing of liabilities assumed for an acquisition made in the current fiscal period. Capital spending for Property, Plant and Equipment and Prepublication Costs increased modestly as the Company continues to invest in its ongoing digital initiatives.

Cash used in financing activities was $47.6 million for the nine months ended February 29, 2012, driven by lower overall borrowings of $36.4 million. The Company also used $5.6 million of cash to reacquire its common stock and $9.3 million to pay dividends. During the nine months ended February 28, 2011, Cash used in financing activities was $209.5 million, with the Company using $166.9 million of cash to reacquire its common stock, through open market purchases and a modified Dutch auction tender offer, and paying dividends of $7.7 million. The Company declared a $0.125 per share dividend in the third quarter, payable in the fourth quarter of the current year, representing a $0.025 increase from the prior quarter’s dividend.

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

The Company has maintained sufficient liquidity to fund ongoing operations, dividends, authorized common share repurchases, debt service, planned capital expenditures and other investments. As of February 29, 2012, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $111.8 million, cash from operations, and borrowings available under the Revolving Loan (as described under “Financing” below) totaling $325.0 million. Of the Company’s outstanding debt, 92% is not due until after February 28, 2013. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). The Company’s credit rating from Standard & Poor’s Rating Services is “BB-” and its credit rating from Moody’s Investors Service is “Ba1,” which was upgraded from “Ba2” in the current fiscal quarter. Both Moody’s Investors Service and Standard and Poor’s Rating Services have rated the outlook for the Company as “Stable.” The Company believes that existing committed credit lines and the ability to obtain similar financing credit upon expiration of current commitments, cash from operations and other sources of cash are sufficient to meet the Company’s ongoing operating needs. The Company is currently compliant with its debt covenants and expects to remain compliant for the foreseeable future. The Company’s interest rates for the Loan Agreement are dependent upon the Company’s consolidated debt to total capital ratio, and, accordingly, a change in the Company’s credit rating does not result in an increase in interest costs under the Company’s Loan Agreement.

SCHOLASTIC CORPORATION
Item 2. MD&A

Financing

Lines of Credit

As of February 29, 2012, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $20.0 million. There were no outstanding borrowings under these credit lines at February 29, 2012, May 31, 2011 and February 28, 2011. These credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of February 29, 2012, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $33.9 million, underwritten by banks primarily in the United States, Canada, Australia and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these international facilities equivalent to $12.6 million at February 29, 2012 at a weighted average interest rate of 4.7%; $0.7 million at May 31, 2011 at a weighted average interest rate of 6.7%; and $6.7 million at February 28, 2011 at a weighted average interest rate of 4.0%. The increased weighted average interest rate at the end of fiscal 2011 was due to higher local borrowing interest rates in Asia.

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

Interest on the Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). The interest pricing under the Revolving Loan is dependent upon the Borrower’s election of a rate that is either:

•

A Base Rate equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.500% or (iii) the Eurodollar Rate for a one month interest period plus 1% plus an applicable spread ranging from 0.18% to 0.60%, as determined by the Company’s prevailing consolidated debt to total capital ratio.

- or -

•

A Eurodollar Rate equal to the London interbank offered rate (LIBOR) plus an applicable spread ranging from 1.18% to 1.60%, as determined by the Company’s prevailing consolidated debt to total capital ratio.

As of February 29, 2012, the indicated spread on Base Rate Advances was 0.25% and the indicated spread on Eurodollar Rate Advances was 1.25%, both based on the Company’s prevailing consolidated debt to total capital ratio. There were no Revolving Loan Advances outstanding on February 29, 2012.

The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At February 29, 2012, the facility fee rate was 0.25%.

As of February 29, 2012, standby letters of credit outstanding under the Loan Agreement totaled $1.4 million. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at February 29, 2012, the Company was in compliance with these covenants.

SCHOLASTIC CORPORATION
Item 2. MD&A

5% Notes due 2013

In April 2003, Scholastic Corporation issued $175.0 million of 5% Notes (the “5% Notes”). The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year through maturity. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption. The Company did not make any additional repurchases of the 5% Notes during the nine-month period ended February 29, 2012.

The Company’s total debt obligations were $165.3 million at February 29, 2012, $203.4 million at May 31, 2011 and $220.1 million at February 28, 2011. The lower level of debt at February 29, 2012 was primarily due to the payment of the Term Loan and reduced borrowings resulting from lower debt requirements.

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

SCHOLASTIC CORPORATION
Item 2. MD&A

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (“SEC”) filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, plans, expectations, conditions in the children’s book and educational material markets and acceptance of the Company’s products in those markets, earnings per share, levels of government spending for educational programs, e-commerce and digital initiatives strategies, goals, revenues, sublease income, improved efficiencies, general costs, manufacturing costs, medical costs, merit pay, operating margins, working capital, liquidity, capital needs, expected investing activity, tax estimates, interest costs and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in the Annual Report and other risks and factors identified from time to time in the Company’s filings with the SEC.

The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

SCHOLASTIC CORPORATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts. As of February 29, 2012, these transactions were not significant. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 8% of the Company’s debt at February 29, 2012 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 25% at May 31, 2011 and 31% at February 28, 2011. The decrease in variable-rate debt as of February 29, 2012 compared to May 31, 2011 and February 28, 2011 was primarily due to repayments made on the Term Loan. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of February 29, 2012 (see Note 5 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements”):

($ amounts in millions )	Fiscal Year Maturity

	2012 (1)	2013	2014	2015	2016	Thereafter	Total

Debt Obligations
Lines of Credit	$12.6	$—	$—	$—	$—	$—	$12.6
Average interest rate	4.7%

Long-term debt including current
Fixed-rate debt	$—	$153.0	$—	$—	$—	$—	$153.0
Interest rate		5.0%

(1)	Fiscal 2012 includes the remaining three months of the current fiscal year, ending May 31, 2012.

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of February 29, 2012, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the third fiscal quarter ended February 29, 2012, the Company changed certain internal controls over financial reporting in the trade channel within its Children’s Book Publishing and Distribution business. Formerly, the Company utilized a third party to process customer orders, coordinate distribution and collect and remit cash to the Company. During the third fiscal quarter, the Company ceased utilizing the third party for future sales transactions, and now executes these controls internally.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation made no repurchases of shares of Common Stock during the three months ended February 29, 2012.

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.3	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2011 Stock Incentive Plan.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: March 23, 2012	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President and Chief
Executive Officer

Date: March 23, 2012	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED FEBRUARY 29, 2012
Exhibits Index

Exhibit Number	Description of Document

10.3	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2011 Stock Incentive Plan.*

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Document **

101.DEF	XBRL Taxonomy Extension Definitions Document **

101.LAB	XBRL Taxonomy Extension Labels Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

* The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of Regulation S-K.

** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”