Form 10-K
period 2012-05-31
SCHOLASTIC CORP
filed 2012-07-27
CIK 866729

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report pursuant to section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2012 | Commission File No. 000-19860

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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of November 30, 2011, was approximately $672,608,413. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

          The number of shares outstanding of each class of the Registrant’s voting stock as of June 29, 2012 was as follows: 29,816,389 shares of Common Stock and 1,656,200 shares of Class A Stock.

Documents Incorporated By Reference

          Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 19, 2012.

Part I

Item 1 | Business

Overview

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is a global children’s publishing, education and media company. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading and learning. The Company is the world’s largest publisher and distributor of children’s books and a leading provider of educational technology products and related services and children’s media. Scholastic creates quality books and ebooks, print and technology-based learning materials and programs, magazines, multi-media and other products that help children learn both at school and at home. The Company is a leading operator of school-based book clubs and book fairs in the United States. It distributes its products and services through these proprietary channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. Scholastic has operations in the United States, Canada, the United Kingdom, Australia, New Zealand, Ireland, India, China, Singapore and other parts of Asia, and, through its export business, sells products in over 140 countries.

The Company currently employs approximately 7,200 people in the United States and approximately 2,000 people outside the United States.

Operating Segments – Continuing Operations

The Company categorizes its businesses into five reportable segments: Children’s Book Publishing and Distribution; Educational Technology and Services; Classroom and Supplemental Materials Publishing; Media, Licensing and Advertising (which collectively represent the Company’s domestic operations); and International. This classification reflects the nature of products, services and distribution consistent with the method by which the Company’s chief operating decision-maker assesses operating performance and allocates resources.

During the quarter ended August 31, 2011, the Company determined that its reportable segment structure is now comprised of the five reportable segments referred to above. Accordingly, the Company has presented segment data in prior periods consistent with this change in reportable segments.

The following table sets forth revenues by operating segment for the three fiscal years ended May 31:

		(Amounts in millions)

	2012	2011	2010

Children’s Book Publishing and Distribution	$1,111.3	$922.0	$910.6
Educational Technology and Services	254.7	230.8	262.8
Classroom and Supplemental Materials Publishing	208.2	197.2	213.7
Media, Licensing and Advertising	85.0	93.0	95.1
International	489.6	444.9	412.0

Total	$2,148.8	$1,887.9	$1,894.2

Additional financial information relating to the Company’s operating segments is included in Note 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION
(51.7% of fiscal 2012 revenues)

General

The Company’s Children’s Book Publishing and Distribution segment operates as an integrated business which includes the publication and distribution of children’s books in the United States through school-based book clubs, book fairs, ecommerce and the trade channel.

The Company is the world’s largest publisher and distributor of children’s books and is a leading operator of school-based book clubs and school-based book fairs in the United States. The Company is also a leading publisher of children’s print and electronic books distributed through the trade channel. Scholastic offers a broad range of children’s books, many of which have received awards for excellence in children’s literature, including the Caldecott and Newbery Medals. The Company also markets books to teachers, parents and children through Storia™, a new interactive and educational eReading app and ebookstore for children, launched during fiscal 2012 through the book club and book fair channels. Storia™ gives access to a growing selection of ebooks and also allows teachers and parents to track the reader’s progress through each book and makes reading easier with the Storia™ dictionary, which defines and pronounces any word the reader highlights. Selected titles offered through the ebookstore are enriched ebooks, which include word games, story interactions and animation.

The Company obtains titles for sale through its distribution channels from three principal sources. The first source for titles is the Company’s publication of books created under exclusive agreements with authors, illustrators, book packagers or other media companies. Scholastic generally controls the exclusive rights to sell these titles through all channels of distribution in the United States and, to a lesser extent, internationally. Scholastic’s second source of titles is obtaining licenses to publish books exclusively in specified channels of distribution, including reprints of books originally published by other publishers for which the Company acquires rights to sell in the school market. The third source of titles is the Company’s purchase of finished books from other publishers.

School-Based Book Clubs

Scholastic founded its first school-based book club in 1948. The Company’s school-based book clubs consist of Honeybee ®, serving toddlers to age 4; Firefly ®, serving pre-kindergarten (“pre-K”) and kindergarten (“K”) students; SeeSaw ®, serving students grades K to 1; Lucky ®, serving students grades 2 to 3; Arrow ®, serving students grades 4 to 6; TAB ®, serving students grades 7 and up; and Club Leo™, which provides Spanish language offers to students in pre-K to grade 6. In addition to its regular offers, the Company creates special theme-based and seasonal offers targeted to different grade levels during the year.

The Company mails promotional materials containing order forms to teachers in the vast majority of the pre-K to grade 8 schools in the United States. Teachers who wish to participate in a school-based book club distribute the promotional materials to their students, who may choose from selections at substantial reductions from list prices. The teacher aggregates the students’ orders and forwards them to the Company by internet, phone, mail or fax. The Company estimates that approximately 65% of all elementary school teachers in the United States participate in the Company’s school-based book clubs. In fiscal 2012, over 80% of total book club orders were placed via the internet through COOL (Clubs Ordering On-Line), a new version of the Company’s online ordering platform rolled out to all customers in the fall of 2010 which allows parents, as well as teachers, to order online, with improved ecommerce functionality. The orders are shipped to the classroom for distribution to the students. Sponsors who participate in the book clubs receive bonus points and other promotional incentives, which may be redeemed from the Company for the purchase of additional books and other resource materials for their classrooms or the school.

School-Based Book Fairs

The Company began offering school-based book fairs in 1981 under the name Scholastic Book Fairs. Today, the Company is the leading distributor of school-based book fairs with operations in all 50 states. Book fairs give children access to hundreds of popular, quality books and educational materials, increase student reading, and help raise funds for the purchase of school library and classroom books, supplies, and equipment. Book fairs are generally weeklong events where children and families peruse and purchase their favorite books together. The Company delivers its book fairs from its warehouses to schools principally by a fleet of leased and Company-owned vehicles. Sales and customer service representatives, working from the Company’s regional offices, distribution facilities, and national distribution facility in Missouri, along with local area field representatives, provide support to book fair organizers. Book fairs are run by school volunteers and parent-teacher organizations, which receive a portion of the school’s sales or books and educational materials from every book fair they host for the school. The Company is currently focused on increasing the number of second and third fairs conducted by its school customers during the school year and increasing attendance at each book fair event. Approximately 90% of the schools that conducted a Scholastic Book Fair in fiscal 2011 hosted a fair in fiscal 2012.

Trade

Scholastic is a leading publisher of children’s books sold through bookstores, internet retailers and mass merchandisers in the United States. The Company maintains approximately 5,200 titles for trade distribution. Scholastic’s original publications include Harry Potter ®, The Hunger Games, The 39 Clues ®, The Magic School Bus ®, I Spy™, Captain Underpants ®, Goosebumps ®, and Clifford The Big Red Dog ®, and licensed properties such as Star Wars ®, Lego ® and Geronimo Stilton ®. In addition, the Company’s Klutz ® imprint is a publisher and creator of “books plus” products for children, including titles such as Paper Airplanes, Fancy Friendship Bracelets and Spiral Draw.

The Company’s trade organization focuses on publishing, marketing and selling print and ebook properties to bookstores, internet retailers, mass merchandisers, specialty sales outlets and other book retailers. The Company maintains a talented and experienced creative staff that constantly seeks to attract, develop and retain the best children’s authors and illustrators. The Company believes that its trade publishing staff, combined with the Company’s reputation and distribution channels, provides a significant competitive advantage, evidenced by numerous bestsellers over the past decade. Print bestsellers in the Trade division during fiscal 2012 included the Hunger Games trilogy by Suzanne Collins, which was also an ebook bestseller, The 39 Clues ® series and the Harry Potter series, as well as other titles, such as Wonderstruck by Brian Selznick, The Scorpio Races by Maggie Stiefvater, and Super Diaper Baby 2: The Invasion of the Potty Snatchers by Dav Pilkey.

EDUCATIONAL TECHNOLOGY AND SERVICES
(11.9% of fiscal 2012 revenues)

General

Educational Technology and Services includes the production and distribution to schools of curriculum-based learning technology and materials for grades pre-kindergarten to 12 in the United States, together with related implementation and assessment services and school consulting services.

Scholastic Education

Scholastic Education, which encompasses the Company’s core curriculum publishing operations, develops and distributes technology-based instructional materials directly to schools in the United States, primarily purchased through school and district budgets, often with the help of federal and state funding, as well as local funding. These operations include reading and math improvement programs and other educational technology products, as well as consulting and professional development services.

Scholastic Education’s efforts are focused on partnering with school districts to raise student achievement by providing solutions that combine technology, content and services in the areas of reading and math. Significant technology-based reading improvement programs that Scholastic offers include: READ 180 ®, an intensive reading intervention program for students in grades 4 to 12 reading at least two years below grade level, READ 180 ® Next Generation, a substantially revised version of the original product; System 44 ®, an intensive intervention program for students in grades 4 to 12 who have not yet mastered the 44 sounds and 26 letters of the English language; and Scholastic Reading Inventory, which is a research-based, computer-adaptive assessment for grades K to 12 that allows educators to assess a student’s reading comprehension. Other major programs include FASTT Math ®, a technology-based program to improve math fluency developed with the creator of READ 180, and Do The Math ®, a mathematics intervention program created by Marilyn Burns, a nationally known math educator and the founder of Math Solutions, as well as subscriptions to reference databases for schools and libraries. The Company considers its educational technology products and related services to be a growth driver and continues to focus on investment in its technology and services businesses.

CLASSROOM AND SUPPLEMENTAL MATERIALS PUBLISHING
(9.7% of fiscal 2012 revenues)

General

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

The teaching resources business publishes and sells professional books designed for and generally purchased by teachers, both directly from the Company and through teacher stores and booksellers, including the Company’s on-line Teacher store, which provides professional books and other educational materials to schools and teachers.

Scholastic Library Publishing and Classroom Magazines

Scholastic is a leading publisher of quality children’s reference and non-fiction products sold primarily to schools and libraries in the United States. The Company’s products also include non-fiction books published in the United States under the imprints Children’s Press ® and Franklin Watts ®.

Scholastic is a leading publisher of classroom magazines. Teachers in grades pre-K to 12 use the Company’s 30 classroom magazines, including Scholastic News®, Junior Scholastic® and Weekly Reader®, to supplement formal learning programs by bringing subjects of current interest into the classroom, including literature, math, science, current events, social studies and foreign languages. Each magazine has its own separate website with online resources that supplement the print materials. Scholastic’s classroom magazine circulation in the United States in fiscal 2012 was 7.1 million, with approximately two-thirds of the circulation in grades pre-K to six. The majority of magazines purchased are paid for with school or district funds, with parents and teachers paying for the balance. Circulation revenue accounted for substantially all of the classroom magazine revenues in fiscal 2012.

MEDIA, LICENSING AND ADVERTISING
(4.0% of fiscal 2012 revenues)

General

The Company’s Media, Licensing and Advertising segment includes the production and/or distribution of digital media, consumer promotions and merchandising and advertising revenue, including sponsorship programs.

Production and Distribution

Through Scholastic Media, the Company creates and produces programming and digital content for all platforms, including television, DVDs, audio, movies, interactive games, apps (applications) and websites. Scholastic Media builds consumer awareness and value for the Company’s franchises by creating family-focused media that form the foundation for the Company’s global branding campaigns. The media group generates revenue by exploiting these assets throughout the Scholastic distribution channels, globally across multiple media platforms and by developing and executing cross platform brand-marketing campaigns that support the Company’s key franchises. Scholastic Media consists of Scholastic Entertainment Inc. (SEI), Scholastic audio, Soup2Nuts Inc. (S2N), Weston Woods Studios, Inc. and Scholastic Interactive L.L.C.

SEI has built a television library consisting of over 500 half-hour productions, including: Clifford The Big Red Dog ®, Clifford’s Puppy Days ™, WordGirl ®, Maya & Miguel ™, The Magic School Bus ®, Turbo Dogs, I Spy, Goosebumps ®, Animorphs ®, Dear America ®, Horrible Histories ®, Sammy’s Storyshop™, Stellaluna, The Very Hungry Caterpillar and The Baby-sitters Club ®. These series have been sold in the United States and throughout the world and have garnered over 130 major awards including Emmys, Peabodys and an Academy award.

S2N, an award-winning animation and audio production studio, has produced television programming, including the animated series Time Warp Trio and O’Grady, and, with SEI, has produced 25 additional half-hour episodes of the Emmy award-winning animated series Word Girl. Weston Woods Studios Inc. creates audiovisual adaptations of classic children’s picture books, such as Where the Wild Things Are, Chrysanthemum and Make Way for Ducklings, which were initially produced for the school and library market and are now distributed through the retail market. Scholastic audio produces young adult and children’s audio recordings for the school, library and retail markets.

Scholastic Interactive creates original and licensed consumer software, including handheld and console products with accessories and mobile apps, for grades Pre-K to 8. Its products are distributed through the Company’s school-based software clubs, book clubs and book fairs, as well as to the library/teacher market and the retail market. The Company’s Nintendo DS, Nintendo Wii, Leapster, Leap Pad, Tag and Tag Junior

CD-ROM titles include the series I Spy, Brain Play ®, Clifford ®, Goosebumps ®, The Magic School Bus ®, The 39 Clues ® series, Scholastic Animal Genius ® and Math Missions ®.

Other

Also included in this segment is Scholastic In-School Marketing, which develops sponsored educational materials and supplementary classroom programs in partnership with government agencies, nonprofit organizations and business organizations, as well as the Company’s consumer magazines business.

INTERNATIONAL
(22.7% of fiscal 2012 revenues)

General

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

Scholastic has operations in Canada, the United Kingdom, Australia, New Zealand, Ireland, India, China, Singapore and other parts of Asia. Scholastic’s operations in Canada, the United Kingdom and Australia generally mirror its United States business model. The Company’s international operations have original trade and educational publishing programs; distribute children’s books, software and other materials through school-based book clubs, school-based book fairs and trade channels; distribute magazines; and offer on-line services. Many of the Company’s international operations also have their own export and foreign rights licensing programs and are book publishing licensees for major media properties. Original books published by most of these operations have received awards for excellence in children’s literature. In Asia, the Company also publishes and distributes reference products and provides services under the Grolier name, and it also operates tutorial centers that provide English language training to students.

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

United Kingdom

Scholastic UK, founded in 1964, is the largest school-based book club and school-based book fair operator and a leading children’s publisher in the United Kingdom. Scholastic UK also publishes supplemental educational materials, including professional books for teachers, and is one of the leading suppliers of original or licensed children’s books to the United Kingdom trade market.

Australia

Scholastic Australia, founded in 1968, is the largest school-based book club and book fair operation in Australia, reaching approximately 90% of the country’s primary schools. Scholastic Australia also publishes quality children’s books supplying the Australian trade market.

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

Asia

The Company’s Asian operations include initiatives for educational programs based out of Singapore, as well as the wholly-owned Grolier direct sales business, which sells English language reference materials and early childhood learning materials through a network of independent sales representatives in India, Indonesia, Malaysia, the Philippines, Singapore and Thailand. In addition, the Company operates school-based book clubs and book fairs throughout Asia; publishes original titles in English and Hindi languages in India, including specialized curriculum books for local schools; conducts reading improvement programs inside local schools in the Philippines; and operates a chain of English language tutorial centers in China in cooperation with local partners.

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

Discontinued Operations

The Company closed or sold several operations during fiscal 2008, 2009, 2010 and 2012 and presently holds for sale one operation. All of these businesses are classified as discontinued operations in the Company’s financial statements.

During the first quarter of fiscal 2011, the Company determined that its distribution facility in Danbury, Connecticut (the “Danbury Facility”) was no longer “held for sale.” Accordingly, the assets, liabilities and results of operations of the Danbury Facility are included in continuing operations for all periods presented.

PRODUCTION AND DISTRIBUTION

The Company’s books, magazines, software and interactive products and other materials are manufactured by the Company with the assistance of third parties under contracts entered into through arms-length negotiations or competitive bidding. As appropriate, the Company enters into multi-year agreements that guarantee specified volume in exchange for favorable pricing terms. Paper is purchased directly from paper mills and other third-party sources. The Company does not anticipate any difficulty in continuing to satisfy its manufacturing and paper requirements.

In the United States, the Company mainly processes and fulfills orders for school-based book club, trade, curriculum publishing, reference and non-fiction products and export orders from its primary warehouse and distribution facility in Jefferson City, Missouri. Magazine orders are processed at the Jefferson City facility and are shipped directly from printers. Orders for ebooks are fulfilled through a third party.

In connection with its trade business, the Company sometimes will ship product directly from printers to customers. School-based book fair orders are fulfilled through a network of warehouses across the country. The Company’s international school-based book club, school-based book fair, trade and educational operations use distribution systems similar to those employed in the U.S.

CONTENT ACQUISITION

Access to intellectual property or content (“Content”) for the Company’s product offerings is critical to the success of the Company’s operations. The Company incurs significant costs for the acquisition and development of Content for its product offerings. These costs are often deferred and recognized as the Company generates revenues derived from the benefits of these costs. These costs include the following:

•

Prepublication costs. Prepublication costs are incurred in all of the Company’s reportable segments. Prepublication costs include costs incurred to create and develop the art, prepress, editorial, digital conversion and other content required for the creation of the master copy of a book or other media. While prepublication costs in the Children’s Book Publishing and Distribution segment are relatively modest amounts for each individual title, there are a large number of separate titles published annually. Prepublication costs in the Educational Technology and Services segment are often in excess of $1 million for an individual program, as the development of Content for complex intervention and educational programs requires significant resources and investment.

•

Royalty advances. Royalty advances are incurred in all of the Company’s reportable segments, but are most prevalent in the Children’s Book Publishing and Distribution segment and enable the Company to obtain contractual commitments from authors to produce Content. The Company regularly provides authors with advances against expected future royalty payments, often before the books are written. Upon publication and sale of the books or other media, the authors generally will not receive further royalty payments until the contractual royalties earned from sales of such books or other media exceed such advances. The Company values its position in the market as the largest publisher and distributor of children’s books in obtaining Content, and the Company’s experienced editorial staff aggressively acquires new and established authors.

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

COMPETITION

The markets for children’s books and entertainment materials and educational technology products and other educational materials are highly competitive. Competition is based on the quality and range of materials made available, price, promotion and customer service, as well as the nature of the distribution channels. Competitors include numerous other book, ebook, textbook, library, reference material and supplementary text publishers, distributors and other resellers (including over the internet) of children’s books and other educational materials, national publishers of classroom and professional magazines with substantial circulation, numerous producers of television and film programming (many of which are substantially larger than the Company), television and cable networks, publishers of computer software and interactive products, and distributors of products and services on the internet. In the United States, competitors also include regional and local school-based book fair operators, other fundraising activities in schools, and bookstores. In its educational technology business, additional competitive factors include the demonstrated effectiveness of the products being offered, as well as available funding sources to school districts, and, although the Company believes no other organization or company offers as comprehensive an offering as its suite of reading intervention products and services, the Company faces competition from textbook publishers, distributors of other technology-based programs addressing the subject areas of the Company’s offerings, such as reading, phonics and mathematics, and, with respect to its consulting services, not-for-profit organizations providing consulting covering various areas related to education. Competition may increase to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new materials that compete directly with the products distributed by the Company or develop or expand competitive sales channels. The Company believes that its position as both a publisher and distributor are unique to certain of the markets in which it competes, principally in the context of its children’s book business.

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

Name	Age	Employed by Registrant Since	Position(s) for Past Five Years

Richard Robinson	75	1962	Chairman of the Board (since 1982), President (since 1974) and Chief Executive Officer (since 1975).

Maureen O’Connell	50	2007	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (since 2007).

Margery W. Mayer	60	1990	Executive Vice President (since 1990), President, Scholastic Education (since 2002) and Executive Vice President, Learning Ventures (1998-2002).

Judith A. Newman	54	1993

Executive Vice President and President, Book Clubs and eCommerce (since 2011), Book Clubs (since 2005) and Scholastic At Home (2005-2006); Senior Vice President and President, Book Clubs and Scholastic At Home (2004-2005); and Senior Vice President, Book Clubs (1997-2004).

Lucinda J. Durning	57	2012

Senior Vice President, Human Resources and Employee Services (since 2012). Prior to joining the Company, Vice President, Human Resources at Columbia University (2006-2011); Senior Vice President, Human Resources at Cigna (2001-2004); and Director of Human Resources at Times Publishing Company (1991-1996).

Andrew S. Hedden	71	2008

Member of the Board of Directors (since 1991) and Executive Vice President, General Counsel and Secretary (since 2008); prior to joining the Company, partner at the law firm of Baker & McKenzie LLP (2005-2008) and the law firm of Coudert Brothers LLP (1975-2005).

Alan Boyko	58	1988	President of Scholastic Book Fairs, Inc. (since 2005).

Available Information

The Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are accessible at the Investor Relations portion of its website and are available, without charge, as soon as reasonably practicable after such reports are electronically filed or furnished to the Securities and Exchange Commission (“SEC”). The Company also posts the dates of its upcoming scheduled financial press releases, telephonic investor calls and investor presentations on the “Events and Presentations” portion of its website at least five days prior to the event. The Company’s investor calls are open to the public and remain available through the Company’s website for at least 45 days thereafter.

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

The Company operates in highly competitive markets that are subject to rapid change, including, in particular, changes in customer preferences and changes and advances in relevant technologies. There are substantial uncertainties associated with the Company’s efforts to develop successful educational, trade publishing, entertainment and software and interactive products and services for its customers, as well as to adapt its print and other materials to new digital technologies, including the internet and ebook reader devices. The Company makes significant investments in new products and services that may not be profitable, or whose profitability may be significantly lower than the Company has experienced historically. In particular, in the context of the Company’s current focus on key digital opportunities, including ebooks for children, the market is developing and the Company may be unsuccessful in establishing itself as a significant factor in any market which does develop. Many aspects of an ebook market which could develop for children, such as the nature of the relevant software and hardware, the size of the market, relevant methods of delivery, including affordable devices, and relevant content, as well as pricing models, are just beginning to take shape and will, most likely, be subject to change on a recurrent basis until a pattern develops and the potential market for children becomes more defined. There can be no assurance that the Company will be successful in implementing its ebook strategy, including the recent launch of its Storia TM eReading app and ebookstore for children, which could adversely affect the Company’s revenues and growth opportunities. The Company has relied on outside providers to assist in the development of ebook reader technologies. The failure of these providers to continue to deliver services to the Company as expected would have a negative effect on the Company’s endeavors in these new markets. In addition, the Company faces technological risks associated with software product development and service delivery in its educational technology and ecommerce businesses, as well as its internal business support systems, which could involve service failures, delays or internal system failures that result in damages, lost business or failures to be able to fully exploit business opportunities.

Our financial results would suffer if we fail to successfully meet market needs in school-based book clubs and book fairs, two of our core businesses.

The Company’s school-based book clubs and book fairs are core businesses, which produce a substantial part of the Company’s revenues. The Company is subject to the risk that it will not successfully develop and execute new promotional strategies for its school-based book clubs or book fairs in response to future customer trends, including any trends relating to a demand for ebooks on the part of customers, or technological changes or that it will not otherwise meet market needs in these businesses in a timely or cost-effective fashion and successfully maintain teacher or school sponsorship levels, which would have an adverse effect on the Company’s financial results.

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

The Company’s business is affected significantly by changes in customer purchasing patterns or trends in, as well as the underlying strength of, the educational, trade, entertainment and software markets. In particular, the Company’s educational technology and services and educational publishing businesses may be adversely affected by budgetary restraints and other changes in state educational funding as a result of new legislation or regulatory actions, both at the federal and state level, as well as changes in the procurement process, to which the Company may be unable to adapt successfully. In addition, there are many competing demands for educational funds, and there can be no guarantee that the Company will otherwise be successful in continuing to obtain sales of its products from any available funding.

The competitive pressures we face in certain of our businesses could adversely affect our financial performance and growth prospects.

The Company is subject to significant competition, including from other educational and trade publishers and media, entertainment and internet companies, as well as retail and internet distributors, many of which are substantially larger than the Company and have much greater resources. To the extent the Company cannot meet these challenges from existing or new competitors, including in the educational publishing business, and develop new product offerings to meet customer preferences or needs, the Company’s revenues and profitability could be adversely affected.

The reputation of the Company is one of its most important assets, and any adverse publicity or adverse events, such as a significant data privacy breach, could cause significant reputational damage and financial loss.

The businesses of the Company focus on learning and education, and its key relationships are with educators, teachers, parents and children. In particular, the Company believes that, in selecting its products, teachers, educators and parents rely on the Company’s reputation for quality educational products appropriate for children. Also, in certain of its businesses the Company holds significant volumes of personal data, including that of customers, and, in its educational technology business, students. Adverse publicity, whether or not valid, could reduce demand for the Company’s products or adversely affect its relationship with teachers or educators, impacting participation in book clubs or book fairs or decisions to purchase educational technology or other products or services of the Company’s educational technology business. Further, a failure to adequately protect personal data, including that of customers or students, or other data security failure could lead to penalties, significant remediation costs and reputational damage, including loss of future business.

If we are unsuccessful in implementing our corporate strategy we may not be able to maintain our historical growth.

The Company’s future growth depends upon a number of factors, including the ability of the Company to successfully implement its strategies for the respective business units in a timely manner, the introduction and acceptance of new products and services, including the success of its digital strategy and its ability to implement new product introductions in its educational technology business, its ability to expand in the global markets that it serves and its continuing success in implementing on-going cost containment and reduction programs. Difficulties, delays or failures experienced in connection with any of these factors could materially affect the future growth of the Company.

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

The inability to obtain and publish best-selling new titles such as Harry Potter and the Hunger Games trilogy could cause our future results to decline in comparison to historical results.

The Company invests in authors and illustrators for its Trade publication business, and has a history of publishing hit titles such as Harry Potter and the Hunger Games trilogy. The inability to publish best-selling new titles in future years could negatively impact the Company.

The loss of or failure to obtain rights to intellectual property material to our businesses would adversely affect our financial results.

The Company’s products generally comprise intellectual property delivered through a variety of media. The ability to achieve anticipated results depends in part on the Company’s ability to defend its intellectual property against infringement, as well as the breadth of rights obtained. The Company’s operating results could be adversely affected by inadequate legal and technological protections for its intellectual property and proprietary rights in some jurisdictions, markets and media, as well as by the costs of dealing with claims alleging infringement involving business method patents in the ecommerce and internet area, and the Company’s revenues could be constrained by limitations on the rights that the Company is able to secure to exploit its intellectual property in different media and distribution channels.

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

Note

The risk factors listed above should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to and including the date hereof.

Forward-Looking Statements:

This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in SEC filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, plans, ecommerce and digital initiatives, new product introductions, strategies, goals, revenues, improved efficiencies, general costs, manufacturing costs, medical costs, merit pay, operating margins, working capital, liquidity, capital needs, interest costs, cash flows and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in this Annual Report and other risks and factors identified from time to time in the Company’s filings with the SEC.

The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B | Unresolved Staff Comments

None

Item 2 | Properties

The Company maintains its principal offices in the metropolitan New York area, where it owns or leases approximately 0.6 million square feet of space. The Company also owns or leases approximately 1.5 million square feet of office and warehouse space for its primary warehouse and distribution facility located in the Jefferson City, Missouri area. In addition, the Company owns or leases approximately 3.1 million square feet of office and warehouse space in over 70 facilities in the United States, principally for Scholastic book fairs.

Additionally, the Company owns or leases approximately 1.5 million square feet of office and warehouse space in over 100 facilities in Canada, the United Kingdom, Australia, New Zealand, Asia and elsewhere around the world for its international businesses.

The Company is in the process of selling its Maumelle, Arkansas facility, formerly operated as a warehousing and distribution facility, and this asset is reported in Discontinued Operations.

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

Item 3 | Legal Proceedings

Various claims and lawsuits arising in the normal course of business are pending against the Company. The Company accrues a liability for such matters when it is probable that a liability has occurred and the amount of such liability can be reasonably estimated. When only a range can be estimated, the most probable amount in the range is accrued unless no amount within the range is a better estimate than any other amount, in which case the minimum amount in the range is accrued. Legal costs associated with litigation loss contingencies are expensed in the period in which they are incurred. The Company does not expect, in the case of these claims and lawsuits where a loss is considered probable or reasonably possible, after taking into account any amounts currently accrued, that the reasonably possible losses from such claims and lawsuits would have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4 | Mine Safety Disclosures

Not Applicable.

Part II

Item 5 | Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information: Scholastic Corporation’s common stock, par value $0.01 per share, is traded on the NASDAQ Global Select Market under the symbol SCHL. Scholastic Corporation’s Class A Stock, par value $0.01 per share (the “Class A Stock”), is convertible, at any time, into Common Stock on a share-for-share basis. There is no public trading market for the Class A Stock. Set forth below are the quarterly high and low closing sales prices for the Common Stock as reported by NASDAQ for the periods indicated:

	2012		2011

	High	Low	High	Low

First Quarter	$30.20	$23.32	$27.09	$22.21
Second Quarter	30.00	24.20	31.26	23.45
Third Quarter	32.00	24.76	31.97	27.49
Fourth Quarter	40.18	26.80	31.70	25.56

Holders: The number of holders of Class A Stock and Common Stock as of June 30, 2012 were 3 and approximately 8,346, respectively. The number of holders of the Common Stock includes 346 holders of record and an estimated 8,000 number of persons holding in street name.

Dividends: During the first and second quarters of fiscal 2011, the Company paid a regular quarterly dividend in the amount of $0.075 per Class A and Common share, which dividend was increased to $0.10 per Class A and Common share for the third and fourth quarters of fiscal 2011. Accordingly, the total dividend paid for fiscal 2011 was $0.35 per share. During the first and second quarters of fiscal 2012, the Company paid a regular quarterly dividend in the amount of $0.10 per Class A and Common share, which dividend was increased to $0.125 per Class A and Common share for the third and fourth quarters of fiscal 2012. Accordingly, the total dividend paid for fiscal 2012 was $0.45 per share. On July 18, 2012, the Board of Directors declared a cash dividend of $0.125 per Class A and Common share in respect of the first quarter of fiscal 2013. This dividend is payable on September 17, 2012 to shareholders of record on August 31, 2012. All dividends have been in compliance with the Company’s debt covenants.

Share purchases: During fiscal 2012, the Company repurchased 475,672 Common shares on the open market at an average price paid per share of $27.48, for a total cost of approximately $13.1 million, pursuant to a share buy-back program authorized by the Board of Directors. During fiscal 2011, the Company repurchased 388,426 Common shares on the open market at an average price paid per share of $24.98, for a total cost of approximately $9.7 million, pursuant to a share buy-back program authorized by the Board of Directors. In addition, on November 3, 2010, the Company completed a large share repurchase program conducted as a modified Dutch auction tender offer. The Company accepted for purchase 5,199,699 of its Common shares at a price of $30.00 per share for a total cost of $156.0 million, excluding related fees and expenses.

The following table provides information with respect to purchases of shares of Common Stock by the Corporation during the quarter ended May 31, 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) that may yet be purchased under the plans or programs (1)

March 1, 2012 through March 31, 2012	—	$—	—	$38.9
April 1, 2012 through April 30, 2012	4,711	$30.29	4,711	$38.7
May 1, 2012 through May 31, 2012	250,795	$29.11	250,795	$31.4

Total	255,506	$29.13	255,506	$31.4

As of May 31, 2012, approximately $31.4 million remained available for future purchases of Common shares under the current repurchase authorization of the Board of Directors.

Stock Price Performance Graph

The graph below matches the Corporation’s cumulative 5-year total shareholder return on Common Stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies that includes: The McGraw-Hill Companies, Pearson PLC and John Wiley & Sons Inc. The graph tracks the performance of a $100 investment in the Corporation’s Common Stock, in the peer group and in the index (with the reinvestment of all dividends) from June 1, 2007 to May 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Scholastic Corporation, the NASDAQ Composite Index
and a Peer Group

*$100 invested on 6/1/07 in stock or index-including reinvestment of dividends:

	Fiscal year ended May 31,

	2007	2008	2009	2010	2011	2012

Scholastic Corporation	$100.00	$97.89	$62.74	$84.64	$89.32	$89.76
NASDAQ Composite Index	100.00	96.86	68.13	86.66	108.86	108.56
Peer Group	100.00	72.77	56.94	65.71	97.73	97.31

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 | Selected Financial Data

	(Amounts in millions, except per share data) For fiscal years ended May 31,

	2012	2011	2010	2009	2008

Statement of Operations Data:
Total revenues	$2,148.8	$1,887.9	$1,894.2	$1,826.9	$2,134.5
Cost of goods sold	989.2	873.7	848.6	866.8	1,025.3
Selling, general and administrative expenses (1)	870.3	826.4	795.1	768.5	816.4
Bad debt expense (2)	12.3	13.6	9.5	15.8	8.6
Depreciation and amortization (3)	68.8	60.1	59.5	61.2	62.9
Severance (4)	14.9	6.7	9.2	26.5	7.0
Loss on leases and asset impairments (5)	7.0	3.4	40.1	26.3	—
Operating income	186.3	104.0	132.2	61.8	214.3
Other income (expense)	(0.1)	(0.4)	0.9	0.7	2.6
Interest expense, net	15.5	15.6	16.2	23.0	29.8
Loss on investments (6)	—	(3.6)	(1.5)	(13.5)	—
Earnings (loss) from continuing operations	108.7	45.5	61.0	7.7	118.0
Earnings (loss) from discontinued operations, net of tax	(6.3)	(6.1)	(4.9)	(22.0)	(135.2)
Net income (loss)	102.4	39.4	56.1	(14.3)	(17.2)

Share Information:
Earnings (loss) from continuing operations:
Basic	$3.47	$1.36	$1.67	$0.21	$3.05
Diluted	$3.41	$1.34	$1.65	$0.21	$3.01
Earnings (loss) from discontinued operations:
Basic	$(0.20)	$(0.18)	$(0.13)	$(0.59)	$(3.49)
Diluted	$(0.20)	$(0.18)	$(0.13)	$(0.59)	$(3.45)
Net income (loss):
Basic	$3.27	$1.18	$1.54	$(0.38)	$(0.44)
Diluted	$3.21	$1.16	$1.52	$(0.38)	$(0.44)
Weighted average shares outstanding - basic	31.2	33.1	36.5	37.2	38.7
Weighted average shares outstanding - diluted	31.7	33.6	36.8	37.4	39.2
Dividends declared per common share	$0.45	$0.35	$0.30	$0.30	$—

Balance Sheet Data:
Working Capital	$448.9	$335.4	$493.6	$404.9	$459.0
Cash and cash equivalents	194.9	105.3	244.1	143.6	116.1
Total assets	1,670.3	1,487.0	1,600.4	1,608.8	1,761.6
Long-term debt (excluding capital leases)	152.8	159.9	202.5	250.0	295.1
Total debt	159.3	203.4	252.8	303.7	349.7
Long-term capital lease obligations	56.4	55.0	55.0	54.5	56.7
Total capital lease obligations	57.4	55.5	55.9	57.9	61.6
Total stockholders’ equity	830.3	740.0	830.4	785.0	873.1

(1)

In fiscal 2012, the Company recorded a pretax charge of $1.3 for an impairment of a U.S. based equity method investment. In fiscal 2011, the Company recorded a pretax charge of $3.0 associated with restructuring in the UK. In fiscal 2010, the Company recorded a pretax charge of $4.7 associated with restructuring in the UK. In fiscal 2009, the Company recorded a pretax charge of $1.4 related to asset impairments.

(2)	In fiscal 2011, the Company recorded incremental pretax bad debt expense of $3.5 associated with the bankruptcy filing of a single customer.

(3)

In fiscal 2012, the Company recorded a pretax charge of $4.9 for the impairment of intangible assets relating to certain publishing properties. In fiscal 2008, the Company recorded a pretax charge of $3.8 related to the impairment of certain intangible assets and prepublication costs.

(4)

In fiscal 2012, the Company recorded pretax severance expense of $9.3 for a voluntary retirement program. In fiscal 2009, the Company recorded pretax expense of $18.1 for employee-related expense related to the Company’s voluntary retirement program and a workforce reduction program.

(5)

In fiscal 2012, the Company recorded a pretax impairment loss of $6.2 related to certain subleases in lower Manhattan. In fiscal 2011, the Company recorded a pretax impairment charge of $3.4 related to assets in the library publishing and classroom magazines business. In fiscal 2010, the Company recorded a pretax asset impairment charge of $36.3 attributable to intangible assets and prepublication costs associated with the library business and a pretax charge of $3.8 associated with a customer list. In fiscal 2009, the Company recorded a pretax goodwill impairment charge of $17.0 attributable to the Company’s UK operations.

(6)

In fiscal 2011, the Company recorded a pretax loss of $3.6 related to a UK-based cost method investment. In fiscal 2010, the Company recorded a pretax loss of $1.5 related to a U.S.- based cost method investment. In fiscal 2009, the Company recorded a pretax loss on investments of $13.5 related to investments in the UK.

Item 7 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company categorizes its businesses into five reportable segments: Children’s Book Publishing and Distribution; Educational Technology and Services; Classroom and Supplemental Materials Publishing; Media, Licensing and Advertising (which collectively represent the Company’s domestic operations); and International. This classification reflects the nature of products, services and distribution consistent with the method by which the Company’s chief operating decision-maker assesses operating performance and allocates resources.

The following discussion and analysis of the Company’s financial position and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes included in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Overview and Outlook

In fiscal 2012, revenue was $2,148.8 million, up 13.8% compared to the prior year’s revenue of $1,887.9 million. The Company generated strong results, primarily in the Children’s Book Publishing and Distribution segment, driven by the success of the Hunger Games trilogy, as well as growth in Book Fairs. During the fiscal year, the Company introduced Storia™, Scholastic’s unique children’s ereading app and ebook system.  In the Educational Technology and Services segment, the successful release of READ 180® Next Generation, the market-leading reading intervention program in U.S. schools, helped to drive significantly higher revenues and profits.  International results improved, broadly benefiting from sales of the Hunger Games trilogy.  Operating income for fiscal 2012 increased to $186.3 million from $104.0 million in the prior fiscal year, primarily driven by the increased revenue.

In fiscal 2013, the Company’s goal is to sustain last year’s operating momentum, while continuing to invest in key growth opportunities which will benefit fiscal 2014 and beyond. The Company plans to continue the broader roll out of Storia to teachers and parents, as well as build on the success of READ 180 by preparing for the launch of major new educational technology products, including MATH 180, a research-based math intervention program, iREAD, a new primary grade literacy program, and the next generation release of System 44, the Company’s foundational reading and phonics program which is a prequel to System 44, which will benefit the Company in fiscal 2014.

The Company expects the following for fiscal 2013:

•

In Children’s Book Publishing and Distribution, new releases in Trade Publishing, as well as modest growth in School Book Fairs, should partially offset lower sales of the Hunger Games trilogy, which are forecast to return to pre-movie levels. Segment profits are expected to decline from fiscal 2012’s level as a result.

•

In Educational Technology and Services, revenue is expected to be approximately level, with a modest decline in product sales, reflecting the benefit of last year’s launch of READ 180 Next Generation, offset by higher service sales.  Profits should decline slightly, reflecting the shift in revenue mix, as well as spending on major new products scheduled for launch in fiscal 2014.

•

In International, continued improvements in the UK and growth in Asia are expected to partly offset the anticipated decline in revenue versus fiscal 2012, when sales of The Hunger Games significantly benefited segment results.

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

Revenue Recognition:

The Company’s revenue recognition policies for its principal businesses are as follows:

School-Based Book Clubs – Revenue from school-based book clubs is recognized upon shipment of the products. For ebooks, revenue is recognized upon electronic delivery to the customer.

School-Based Book Fairs – Revenues associated with school-based book fairs are related to sales of product. Book fairs are typically run by schools and/or parent teacher organizations over a five business-day period. At the end of reporting periods, the Company defers estimated revenue for those fairs that have not been completed as of the period end, based on the number of fair days occurring after period end on a straight-line calculation of the full fair’s estimated revenue.

Trade – Revenue from the sale of children’s books for distribution in the retail channel is primarily recognized when risks and benefits transfer to the customer, or when the product is on sale and available to the public. For newly published titles, the Company, on occasion, contractually agrees with its customers when the publication may be first offered for sale to the public, or an agreed upon “Strict Laydown Date.” For such titles, the risks and benefits of the publication are not deemed to be transferred to the customer until such time that the publication can contractually be sold to the public, and the Company defers revenue on sales of such titles until such time as the customer is permitted to sell the product to the public. Revenue for ebooks, which is the net amount received from the retailer, is generally recognized upon electronic delivery to the customer by the retailer.

A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates, sales patterns and expectations. Actual returns could differ from the Company’s estimate. The Company’s return reserve balance is greater than typical as of May 31, 2012 due to increased trade sales in the second half of fiscal 2012. In order to develop the estimate of returns that will be received subsequent to May 31, 2012, management considers patterns of sales and returns in the months preceding May 31, 2012 as well as actual returns received subsequent to year end, available sell-through information and other return rate information that management believes is relevant. The timing of the increased trade sales creates a higher degree of uncertainty than is typically the case regarding the Company’s return reserve and such reserve could be subject to significant changes in succeeding quarters based on actual return activity in the first half of fiscal 2013. A one percentage point change in the estimated reserve for returns rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2012 of approximately $2.0 million. A reserve for estimated bad debts is established at the time of sale and is based on the aging of accounts receivable and specific reserves on a customer-by-customer basis.

Educational Technology and Services – For shipments to schools, revenue is recognized when risks and benefits transfer to the customer. Shipments to depositories are on consignment and revenue is recognized based on actual shipments from the depositories to the schools. For certain software-based products, the Company offers new customers installation, maintenance and training with these products and, in such cases, revenue is deferred and recognized as services are delivered or over the life of the contract. Revenues from contracts with multiple deliverables are recognized as each deliverable is earned, based on the relative selling price of each deliverable, provided the deliverable has value to customers on a standalone basis, the customer has full use of the deliverable and there is no further obligation from the Company. If there is a right of return, revenue is recognized if delivery of the undelivered items or services is probable and substantially in control of the Company.

Classroom and Supplemental Materials Publishing – Revenue from the sale of classroom and supplemental materials is recognized upon shipment of the products.

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

Accounts receivable:

Accounts receivable are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for returns are based on historical return rates and sales patterns. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging, prior collection experience and creditworthiness of the Company’s customers to estimate the ultimate collectability of these receivables. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. A one percentage point change in the estimated bad debt reserve rates, which are applied to the accounts receivable aging, would have resulted in an increase or decrease in operating income for the year ended May 31, 2012 of approximately $4.0 million.

Inventories:

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates and sales patterns of its products, and specifically identified obsolete inventory. The impact of a one percentage point change in the obsolescence reserve rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2012 of approximately $3.8 million.

Royalty advances:

Royalty advances are initially capitalized and subsequently expensed as related revenues are earned or when the Company determines future recovery through earndowns is not probable. The Company has a long history of providing authors with royalty advances, and it tracks each advance earned with respect to the sale of the related publication. Historically, the longer the unearned portion of the advance remains outstanding, the less likely it is that the Company will recover the advance through the sale of the publication, as the related royalties earned are applied first against the remaining unearned portion of the advance. The Company applies this historical experience to its existing outstanding royalty advances to estimate the likelihood of recovery. Additionally, the Company’s editorial staff regularly reviews its portfolio of royalty advances to determine if individual royalty advances are not recoverable through earndowns for discrete reasons, such as the death of an author prior to completion of a title or titles, a Company decision to not publish a title, poor market demand or other relevant factors that could impact recoverability.

Goodwill and intangible assets:

Goodwill and other intangible assets with indefinite lives are not amortized and are reviewed for impairment annually or more frequently if impairment indicators arise.

With regard to goodwill, the Company compares the estimated fair value of its identified reporting units to the carrying value of the net assets. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of its identified reporting units are less than their carrying values. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount the Company performs the two-step test. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the units, in addition to comparisons to similar companies. The Company reviews its definition of reporting units annually or more frequently if conditions indicate that the reporting units may change. The Company evaluates its operating segments to determine if there are components one level below the operating segment level. A component is present if discrete financial information is available and segment management regularly reviews the operating results of the business. If an operating segment only contains a single component, that component is determined to be a reporting unit for goodwill impairment testing purposes. If an operating segment contains multiple components, the Company evaluates the economic characteristics of these components. Any components within an operating segment that share similar economic characteristics are aggregated and deemed to be a reporting unit for goodwill impairment testing purposes. Components within the same operating segment that do not share similar economic characteristics are deemed to be individual reporting units for goodwill impairment testing purposes. The Company has identified eleven separate reporting units for goodwill impairment testing purposes.

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

Intangible assets with definite lives consist principally of customer lists, covenants not to compete, and certain other intellectual property assets and are amortized over their expected useful lives. Customer lists are amortized on a straight-line basis over a five-year period, while covenants not to compete are amortized on a straight-line basis over their contractual term. Other intellectual property assets are amortized over their remaining useful lives, which range primarily from three to ten years.

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

Pension obligations – The Company’s pension calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and interest cost components of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost. A one percentage point change in the discount rate and expected long-term return on plan assets would have resulted in an increase or decrease in operating income for the year ended May 31, 2012 of approximately $0.3 million and $1.4 million, respectively. Pension benefits in the cash balance plan for employees located in the United States are based on formulas in which the employees’ balances are credited monthly with interest based on the average rate for one-year United States Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment periods for the periods prior to June 1, 2009.

Other post-retirement benefits – The Company provides post-retirement benefits, consisting of healthcare and life insurance benefits, to eligible retired United States-based employees. The post-retirement medical plan benefits are funded on a pay-as-you-go basis, with the Company paying a portion of the premium and the employee paying the remainder. The existing benefit obligation is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the service and interest cost components of net periodic post-retirement benefit cost. A one percentage point change in the discount rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2012 of approximately $0.5 million and $0.6 million, respectively. The assumed health care cost trend rate is used in the measurement of the long-term expected increase in medical claims. A one percentage point change in the health care cost trend rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2012 of approximately $0.2 million. A one percentage point change in the health care cost trend rate would have resulted in an increase or decrease in the post-retirement benefit obligation as of May 31, 2012 of approximately $4.3 million and $3.7 million, respectively.

Stock-based compensation – The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recognizes cost on a straight-line basis over an award’s requisite service period, which is generally the vesting period, based on the award’s fair value at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model requires management to make significant judgments and estimates. The use of different assumptions and estimates in the option pricing model could have a material impact on the estimated fair value of option grants and the related expense. The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term is determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield is based on actual dividends paid or to be paid by the Company. The volatility is estimated based on historical volatility corresponding to the expected life.

Discontinued Operations – Long-lived assets classified within discontinued operations are recognized at the estimated fair value less cost to sell those long-lived assets. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections; excess working capital levels; real estate values; and the anticipated costs involved in the selling process. The Company recognizes operations as discontinued when the operations have either ceased or are probable to be disposed of in a sale transaction in the near term, the operations and cash flows of all discontinued operations have been eliminated, or will be eliminated upon consummation of the expected sale transaction, and the Company will not have any significant continuing involvement in the discontinued operations subsequent to the expected sale transaction.

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

The Company recognizes a liability for uncertain tax positions that the Company has taken or expects to file in an income tax return. An uncertain tax position is recognized only if it is “more likely than not” that the position is sustainable based on its technical merit. A recognized tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information.

The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested. If foreign investments are not expected to be indefinitely invested, the Company provides income taxes on the portion that is not indefinitely invested.

Non-income Taxes - The Company is subject to tax examinations for sales-based taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. Where a liability associated with these examinations and assessments is probable and can be reliably estimable, the Company has made accruals for these matters which are reflected in the Company’s Consolidated Financial Statements. During fiscal 2012, the Company recorded accruals of $19.7 million based on the current status of sales tax assessments in two jurisdictions. These amounts are included in the Consolidated Financial Statements in Selling, general and administrative expenses. Future developments relating to the foregoing could result in adjustments being made to these accruals.

Results of Operations

(Amounts in millions, except per share data) For fiscal years ended May 31,

	2012		2011		2010

	$	% (1)	$	% (1)	$	% (1)

Revenues:
Children’s Book Publishing and Distribution	$1,111.3	51.7	$922.0	48.8	$910.6	48.1
Educational Technology and Services	254.7	11.9	230.8	12.2	262.8	13.9
Classroom and Supplemental Materials Publishing	208.2	9.7	197.2	10.4	213.7	11.3
Media, Licensing and Advertising	85.0	4.0	93.0	5.0	95.1	4.9
International	489.6	22.7	444.9	23.6	412.0	21.8

Total revenues	2,148.8	100.0	1,887.9	100.0	1,894.2	100.0

Cost of goods sold (exclusive of depreciation)	989.2	46.0	873.7	46.3	848.6	44.8
Selling, general and administrative expenses (2)	870.3	40.5	826.4	43.8	795.1	42.0
Bad debt expense (3)	12.3	0.6	13.6	0.7	9.5	0.5
Depreciation and amortization (4)	68.8	3.2	60.1	3.2	59.5	3.1
Severance (5)	14.9	0.7	6.7	0.4	9.2	0.5
Loss on leases and asset impairments (6)	7.0	0.3	3.4	0.1	40.1	2.1

Operating income	186.3	8.7	104.0	5.5	132.2	7.0

Other income (expense)	(0.1)	—	(0.4)	—	0.9	—
Interest income	1.0	0.1	1.5	0.1	1.6	0.1
Interest expense	(16.5)	(0.8)	(17.1)	(0.9)	(17.8)	(0.9)
Loss on investments (7)	—	—	(3.6)	(0.2)	(1.5)	(0.1)

Earnings (loss) from continuing operations before income taxes	170.7	8.0	84.4	4.5	115.4	6.1

Earnings (loss) from continuing operations	108.7	5.1	45.5	2.4	61.0	3.2

Earnings (loss) from discontinued operations, net of tax	(6.3)	(0.3)	(6.1)	(0.3)	(4.9)	(0.3)

Net income (loss)	$102.4	4.8	$39.4	2.1	$56.1	2.9

Earnings (loss) per share:
Basic:
Earnings (loss) from continuing operations	$3.47		$1.36		$1.67
Earnings (loss) from discontinued operations	$(0.20)		$(0.18)		$(0.13)
Net income (loss)	$3.27		$1.18		$1.54
Diluted:
Earnings (loss) from continuing operations	$3.41		$1.34		$1.65
Earnings (loss) from discontinued operations	$(0.20)		$(0.18)		$(0.13)
Net income (loss)	$3.21		$1.16		$1.52

(1)	Represents percentage of total revenues.

(2)

In fiscal 2012, the Company recorded a pretax charge of $1.3 for an impairment of a U.S. based equity investment. In fiscal 2011, the Company recorded a pretax charge of $3.0 associated with restructuring in the UK. In fiscal 2010, the Company recorded a pretax charge of $4.7 associated with restructuring in the UK.

(3)	In fiscal 2011, the Company recorded incremental pretax bad debt expense of $3.5 associated with the bankruptcy filing of a single customer.

(4)	In fiscal 2012, the Company recorded a pretax charge of $4.9 for the impairment of intangible assets relating to certain publishing properties.

(5)	In fiscal 2012, the Company recorded pretax severance expense of $9.3 for a voluntary retirement program.

(6)

In fiscal 2012, the Company recorded a pretax impairment loss of $6.2 related to certain subleases in lower Manhattan. In fiscal 2011, the Company recorded a pretax impairment charge of $3.4 related to assets in the library publishing and classroom magazines business. In fiscal 2010, the Company recorded a pretax asset impairment charge of $36.3 attributable to intangible assets and prepublication costs associated with the library business and a pretax charge of $3.8 associated with a customer list.

(7)

In fiscal 2011, the Company recorded a pretax loss of $3.6 related to a UK-based cost-method investment. In fiscal 2010, the Company recorded a pretax loss of $1.5 related to a U.S.-based cost-method investment.

Results of Operations – Consolidated

Revenues for fiscal 2012 increased by $260.9 million to $2,148.8 million, compared to $1,887.9 million in fiscal 2011. This increase was primarily related to increased revenues in the Children’s Book Publishing and Distribution segment of $189.3 million, driven by higher sales in the Company’s trade and school book fairs businesses; higher revenues in the International segment of $44.7 million; higher revenues in the Educational Technology and Services segment of $23.9 million relating to higher sales of educational technology products and related services; and higher revenues in the Classroom and Supplemental Materials Publishing segment of $11.0 million. The increase was partially offset by lower revenues in the Media, Licensing and Advertising segment of $8.0 million. Revenues for fiscal 2011 decreased by $6.3 million to $1,887.9 million, compared to $1,894.2 million in fiscal 2010. This decrease was principally related to a $32.0 million decrease in the Educational Technology and Services segment relating to lower sales of educational technology products and related services; lower revenues in the Classroom and Supplemental Materials Publishing segment of $16.5 million; and lower revenues in the Media, Licensing and Advertising segment of $2.1 million. These declines were partially offset by increased revenues of $32.9 million in the International segment, of which $23.9 million was related to foreign currency exchange rates, as well as increased revenues of $11.4 million in the Children’s Book Publishing and Distribution segment, driven by favorable results in the Company’s trade business.

Cost of goods sold for fiscal 2012 increased by $115.5 million to $989.2 million, compared to $873.7 million in fiscal 2011, primarily related to the increase in revenues. In addition, in response to changing trends in the children’s book market the Company changed its estimate for inventory obsolescence and recorded an increase in the reserve of $17.9 million. As a percentage of revenues, Cost of goods sold remained relatively flat from fiscal 2011 to fiscal 2012. Cost of goods sold for fiscal 2011 increased by $25.1 million to $873.7 million, or 46.3% of revenues, from $848.6 million, or 44.8% of revenues, in the prior fiscal year. This increase in dollars and as a percentage of revenue was primarily related to increased product costs relating to promotions, as well as increased shipping costs resulting from an increased number of shipments in the Children’s Book Publishing and Distribution segment. Components of Cost of goods sold for fiscal 2012, 2011 and 2010 are as follows:

	($ amounts in millions)

	2012	2011	2010

Product, service and production costs	$539.9	$496.1	$496.7
Royalty costs	157.7	93.5	94.0
Prepublication and production amortization	56.1	51.6	50.9
Postage, freight, shipping, fulfillment and all other costs	235.5	232.5	207.0

Total cost of goods sold	$989.2	$873.7	$848.6

Product, service and production costs as well as Royalty costs increased in fiscal 2012, primarily related to the higher revenues discussed above. Included in Product, service and production costs is the $17.9 million of additional inventory obsolescence costs, as referenced above. Product, service and production costs as well as Royalty costs for fiscal 2011 remained relatively flat compared to fiscal 2010. Prepublication and production amortization for fiscal 2012 increased by $4.5 million, primarily related to an impairment recorded by the Company for one of its production properties. Prepublication and production amortization for fiscal 2011 remained relatively flat to fiscal 2010. Postage, freight, shipping, fulfillment and all other costs increased slightly from fiscal 2011 to fiscal 2012; however these costs decreased as a percentage of revenue by 1.3% from 12.3% in fiscal 2011 to 11.0% in fiscal 2012. Postage, freight, shipping, fulfillment and all other costs increased in fiscal 2011 from fiscal 2010 by $25.5 million, primarily due to increased shipping costs resulting from an increased number of shipments in the Children’s Book Publishing and Distribution segment.

Selling, general and administrative expenses for fiscal 2012 were $870.3 million, or 40.5% of revenue, compared to $826.4 million, or 43.8% of revenue, in fiscal 2011, resulting in a decrease, as a percentage of revenue, of 3.3%. The increase of $43.9 million was driven by higher employee related costs associated with higher revenues and increased sales tax expenses, which included accruals of $19.7 million based on the current status of sales tax assessments in two jurisdictions, as well as higher continued digital initiative spending. Selling, general and administrative expenses for fiscal 2011 increased by $31.3 million to $826.4 million, compared to $795.1 million in the prior fiscal year, related to increased promotional spending in book clubs and increased spending on digital initiatives, as well as higher employee costs.

Bad debt expense decreased by $1.3 million to $12.3 million in fiscal 2012, compared to $13.6 million in fiscal 2011. Bad debt expense increased in fiscal 2011 by $4.1 million to $13.6 million, from $9.5 million in fiscal 2010, primarily in the Children’s Book Publishing and Distribution segment related to a single customer’s bankruptcy.

Severance expense increased by $8.2 million to $14.9 million, compared to $6.7 million in fiscal 2011, related to the Company’s cost reduction programs, which included $9.3 million recorded in fiscal 2012 relating to a previously announced voluntary retirement program. Severance expense inclusive of these cost reduction programs for fiscal 2011 decreased by $2.5 million, to $6.7 million, compared to $9.2 million in fiscal 2010.

During fiscal 2012, the Company entered into sublease arrangements for certain leased properties in Manhattan. The fair value of the net rents to be received is less than the Company’s lease commitments for these properties over the remaining term of the leases. Accordingly, the Company recognized a loss on these subleases of $6.2 million. In fiscal 2011, the Company determined the carrying value of its Scholastic Library Publishing and Classroom Magazines business within the Classroom and Supplemental Materials Publishing segment exceeded the fair value of this reporting unit and recorded an impairment charge of $3.4 million. In fiscal 2010, the Company recorded charges of $40.1 million for asset impairments consisting of: $36.3 million recorded in the Classroom and Supplemental Materials Publishing segment, as the Company implemented certain strategic initiatives during the fiscal year to centralize publishing efforts within the Children’s Book Publishing and Distribution segment, including the elimination of the front list for certain library-specific titles within the Classroom and Supplemental Materials Publishing segment, and $3.8 million recorded in the Company’s International segment related to a customer list acquired as part of the dissolution of a joint venture in the United Kingdom.

The resulting operating income for fiscal 2012 increased by $82.3 million to $186.3 million, compared to $104.0 million in fiscal 2011. The resulting operating income for fiscal 2011 decreased by $28.2 million, to $104.0 million, compared to $132.2 million in fiscal 2010.

Net interest expense for fiscal 2012 was $15.5 million and was relatively flat to the fiscal 2011 net interest expense of $15.6 million. Net interest expense for fiscal 2011 decreased by $0.6 million, to $15.6 million, compared to $16.2 million in fiscal 2010, primarily related to lower debt levels.

In fiscal 2011, the Company recognized a $3.6 million loss on a UK-based cost method investment. In fiscal 2010, the Company recognized a loss on a U.S.-based cost method investment in the amount of $1.5 million.

The Company’s provision for income taxes with respect to continuing operations resulted in an effective tax rate of 36.3%, 46.1% and 47.2% for fiscal 2012, 2011 and 2010, respectively. The decrease in the effective tax rate for fiscal 2012 was primarily due to the reversal of certain valuation allowances based on higher profitability in the UK and across the Company.

Earnings from continuing operations increased by $63.2 million to $108.7 million, compared to $45.5 million in fiscal 2011. Earnings from continuing operations decreased by $15.5 million, to $45.5 million in fiscal 2011, compared to $61.0 million in fiscal 2010. The basic and diluted earnings from continuing operations per share of Class A Stock and Common Stock were $3.47 and $3.41, respectively, in fiscal 2012, $1.36 and $1.34, respectively, in fiscal 2011 and $1.67 and $1.65, respectively, in fiscal 2010.

Loss from discontinued operations, net of tax, increased by $0.2 million to a loss of $6.3 million in fiscal 2012, compared to a loss of $6.1 million in fiscal 2011. The loss in fiscal 2012 includes an impairment of the Company’s Maumelle facility of $2.2 million and operational losses from the Company’s discontinued Back to Basics business of $2.1 million. In addition, the Company recognized a liability for the present value of future lease payments due on multiple leases in the Company’s discontinued UK business as the Company believes there is no opportunity for subleasing. Loss from discontinued operations, net of tax, increased by $1.2 million to $6.1 million in fiscal 2011, compared to a loss of $4.9 million in fiscal 2010. The loss in fiscal 2011 includes the operational losses from the Company’s discontinued Back to Basics business, as well as costs related to the settlement of the Canada Grolier Pension Plan.

The resulting net income for fiscal 2012 was $102.4 million, or $3.27 and $3.21 per basic and diluted share, respectively, compared to net income of $39.4 million, or $1.18 and $1.16 per basic and diluted share, respectively, in fiscal 2011. Net income in fiscal 2010 was $56.1 million, or $1.54 and $1.52 per basic and diluted share, respectively. The weighted average shares of Class A Stock and Common Stock outstanding, which is used to calculate earnings or loss per share, were lower in fiscal 2011 compared to 2010, primarily due to a large share repurchase pursuant to a modified Dutch auction tender offer in fiscal 2011.

Results of Operations – Segments

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

($ amounts in millions)				2012 compared to 2011		2011 compared to 2010

	2012	2011	2010	$ change	% change	$ change	% change

Revenues	$1,111.3	$922.0	$910.6	$189.3	20.5%	$11.4	1.3%
Operating income (loss)	153.0	78.1	117.9	$74.9	95.9%	$(39.8)	-33.8%

Operating margin	13.8%	8.5%	12.9%

Revenues in the Children’s Book Publishing and Distribution segment accounted for 51.7% of the Company’s revenues in fiscal 2012, 48.8% in fiscal 2011 and 48.1% in fiscal 2010. In fiscal 2012, segment revenues increased by $189.3 million to $1,111.3 million, compared to $922.0 million in the prior fiscal year. In fiscal 2011, revenues increased by $11.4 million, to $922.0 million, compared to $910.6 million in fiscal 2010.

Revenues from school book clubs in fiscal 2012 decreased by $34.7 million to $263.5 million, compared to $298.2 million in the prior fiscal year. Revenues from school book clubs in fiscal 2011 decreased by $6.7 million to $298.2 million, compared to $304.9 million in the prior fiscal year. Both fiscal year declines were related to lower revenue per order, slightly offset by a higher number of orders. During fiscal 2012, the number of book club sponsors declined slightly; however, the Company continues to utilize promotional costs and sponsor incentive programs to optimize the profitability from its sponsor base.

Revenues from the Company’s trade distribution channel increased by $206.3 million to $395.7 million, compared to $189.4 million in fiscal 2011, driven by increased sales, in both print and ebook formats, of the Hunger Games trilogy, as well as other titles. In fiscal 2011, trade revenues increased by $14.8 million to $189.4 million, compared to $174.6 million in fiscal 2010 driven by increased sales of ebooks, including the Hunger Games trilogy.

Revenues from school book fairs increased by $17.7 million to $452.1 million, compared to $434.4 million in the prior fiscal year, related to both an increase in revenue per fair and an increase in the number of fairs held. Additionally, warehouse sales in fiscal 2012 increased as compared to fiscal 2011. In fiscal 2011, revenues from school book fairs increased by $3.3 million to $434.4 million compared to $431.1 million in fiscal 2010, related to higher revenue per fair and higher fair count, partially offset by lower warehouse sales.

Segment operating income in fiscal 2012 increased by $74.9 million to $153.0 million, compared to $78.1 million in fiscal 2011, driven primarily by the higher revenues in the Company’s trade and school book fair businesses, as well as by decreased promotional expenses in the Company’s school book clubs business. These were partially offset by increased sales tax expense and increased expenses related to the Company’s continued investment in its digital initiatives, as well as higher employee incentive costs associated with higher revenue, increases in reserves for obsolete inventory and the partial impairment of one of the Company’s publishing properties. Segment operating income in fiscal 2011 decreased by $39.8 million to $78.1 million, compared to $117.9 million in fiscal 2010, which was driven primarily by higher promotional spending in the school book clubs business, as well as spending on digital initiatives, partially offset by favorable cost of goods sold in the Company’s book fairs channel.

EDUCATIONAL TECHNOLOGY AND SERVICES

($ amounts in millions)				2012 compared to 2011		2011 compared to 2010

	2012	2011	2010	$ change	% change	$ change	% change

Revenues	$254.7	$230.8	$262.8	$23.9	10.4%	$(32.0)	-12.2%
Operating income (loss)	49.2	38.0	71.8	$11.2	29.5%	$(33.8)	-47.1%

Operating margin	19.3%	16.5%	27.3%

Revenues in the Educational Technology and Services segment accounted for 11.9% of the Company’s revenues in fiscal 2012, 12.2% in fiscal 2011 and 13.9% in fiscal 2010. In fiscal 2012 segment revenues increased by $23.9 million to $254.7 million, compared to $230.8 million in fiscal 2011, driven primarily by higher sales of educational technology products and related services, including Read180 Next Generation products and services which was launched late in fiscal 2011. In fiscal 2011, segment revenues decreased by $32.0 million to $230.8 million, compared to $262.8 million in fiscal 2010, primarily due to lower sales of educational technology products and related services compared to the prior year when the Company benefited from the significant impact of federal stimulus funding for education.

In fiscal 2012, segment operating income increased by $11.2 million to $49.2 million, compared to $38.0 million in the prior fiscal year, related to the higher revenues, partially offset by increased employee related expenses in the segment. In fiscal 2011, segment operating income decreased by $33.8 million, to $38.0 million, from $71.8 million in fiscal 2010, primarily related to the lower revenues.

CLASSROOM AND SUPPLEMENTAL MATERIALS PUBLISHING

($ amounts in millions)				2012 compared to 2011		2011 compared to 2010

	2012	2011	2010	$ change	% change	$ change	% change

Revenues	$208.2	$197.2	$213.7	$11.0	5.6%	$(16.5)	-7.7%
Operating income (loss)	18.3	13.6	(4.6)	$4.7	34.6%	$18.2	*

Operating margin	8.8%	6.9%	*

* not meaningful

Revenues in the Classroom and Supplemental Materials Publishing segment accounted for 9.7% of the Company’s revenues in fiscal 2012, 10.4% in fiscal 2011 and 11.3% in fiscal 2010. In fiscal 2012, segment revenues increased by $11.0 million to $208.2 million, compared to $197.2 million in the prior fiscal year, driven primarily by higher revenues of $4.8 million in the Company’s classroom magazines business related to the Company’s acquisition of Weekly Reader. In addition, revenues in the Company’s library publishing business increased over the prior fiscal year as the Company repositioned its library business to meet customer needs by providing more digital content. In fiscal 2011, revenues decreased by $16.5 million to $197.2 million, compared to $213.7 million in fiscal 2010, primarily in the Company’s library publishing business.

In fiscal 2012, segment operating income increased by $4.7 million to $18.3 million, compared to $13.6 million in the prior fiscal year, related to the higher revenues in the Company’s library publishing business, as well as an impairment charge of $3.4 million taken in fiscal 2011. In fiscal 2011, segment operating income was $13.6 million, which was an increase of $18.2 million, compared to an operating loss of $4.6 million in fiscal 2010. This was primarily related to the fiscal 2010 asset impairment charge of $36.3 million, as well as lower revenues and an impairment charge of $3.4 million for certain assets in the Scholastic Library Publishing and Classroom Magazines business in fiscal 2011.

Media, Licensing And Advertising

($ amounts in millions)				2012 compared to 2011		2011 compared to 2010

	2012	2011	2010	$ change	% change	$ change	% change

Revenues	$85.0	$93.0	$95.1	$(8.0)	-8.6%	$(2.1)	-2.2%
Operating income (loss)	(4.7)	3.0	0.4	$(7.7)	*	$2.6	*

Operating margin	*	3.2%	0.4%

* not meaningful

Revenues in the Media, Licensing and Advertising segment accounted for 4.0% of the Company’s revenues in fiscal 2012, 5.0% in fiscal 2011 and 4.9% in fiscal 2010. In fiscal 2012, segment revenues declined by $8.0 million to $85.0 million, compared to $93.0 million in fiscal 2011, driven by anticipated lower revenues in the Company’s custom publishing and magazine advertising businesses, partially offset by increased revenues in the Company’s interactive business. In fiscal 2011, segment revenues declined by $2.1 million to $93.0 million, compared to $95.1 million in fiscal 2010, as a result of lower revenues in the Company’s interactive business, partially offset by an increase in revenues in the Company’s production business.

In fiscal 2012, the segment had an operating loss of $4.7 million, compared to operating income of $3.0 million in fiscal 2011, yielding a reduction in profitability of $7.7 million, primarily related to the lower revenues, as well as an impairment of one of the Company’s production properties. In fiscal 2011, the segment operating income increased by $2.6 million to $3.0 million, compared to $0.4 million in fiscal 2010, related to reduced outside service expenses in fiscal 2011.

International

($ amounts in millions)				2012 compared to 2011		2011 compared to 2010

	2012	2011	2010	$ change	% change	$ change	% change

Revenues	$489.6	$444.9	$412.0	$44.7	10.0%	$32.9	8.0%
Operating income (loss)	57.6	38.3	30.0	$19.3	50.4%	$8.3	27.7%

Operating margin	11.8%	8.6%	7.3%

Revenues in the International segment accounted for 22.7% of the Company’s revenues in fiscal 2012, 23.6% in fiscal 2011 and 21.8% in fiscal 2010. In fiscal 2012, segment revenues increased by $44.7 million to $489.6 million, compared to $444.9 million in fiscal 2011. The increase was primarily related to increased revenues in the Company’s UK, Canada and Australia operations, which benefitted from sales of the Hunger Games trilogy and other trade titles, as well as a favorable impact of foreign currency exchange rates, principally in Australia, of $9.2 million. In fiscal 2011, segment revenues increased by $32.9 million to $444.9 million, compared to $412.0 million in fiscal 2010. This increase was primarily due to the favorable impact of foreign currency exchange rates of $23.9 million, principally in Australia and Canada, as well as increased sales in Australia and Canada, partially offset by lower revenue in the United Kingdom.

Segment operating income in fiscal 2012 increased by $19.3 million to $57.6 million, compared to $38.3 million in fiscal 2011, driven primarily by the higher revenues discussed above. Segment operating income in fiscal 2011 increased by $8.3 million to $38.3 million, compared to $30.0 million in fiscal 2010, related to favorable results in the Company’s Australia operations.

Liquidity and Capital Resources

The Company’s cash and cash equivalents, totaled $194.9 million at May 31, 2012, $105.3 million at May 31, 2011 and $244.1 million at May 31, 2010.

Cash provided by operating activities was $260.2 million for fiscal 2012, an increase of $31.8 million, compared to $228.4 million for fiscal 2011. This increase was primarily driven by the increase in net income from continuing operations adding back the effect of non-cash charges of $61.6 million.

The increase in cash provided by operating activities was partially offset by net changes in the Company’s working capital accounts, which yielded a cash use of $24.9 million in fiscal 2012, compared to a source of cash of $12.5 million in the prior fiscal year. This net change of $37.4 million was driven primarily by:

•

Increases in accounts receivable balances which resulted in a use of cash of $108.9 million for fiscal 2012, compared to increases in accounts receivable balance in the prior fiscal year which resulted in a use of cash of $12.6 million. The net change of $96.3 million in cash use was primarily related to the increased revenues in the Children’s Book Publishing and Distribution segment. The Company expects to collect a large portion of these receivables in the first half of fiscal 2013.

•

Increased inventory purchases in fiscal 2012 which resulted in a net cash use of $40.4 million, compared to increases in inventory balances in fiscal 2011 which resulted in a cash use of $9.8 million. The net increase of $30.6 million in cash use was primarily in the Children’s Book Publishing and Distribution segment.

•

A decrease in accounts payable balances of $0.3 million in fiscal 2012, compared to an increase of $19.1 million in the prior fiscal year. The net change yielded a cash use of $19.4 million related primarily to the timing of payments.

•

A decrease in deferred revenue of $1.7 million in fiscal 2012 compared to an increase in deferred revenue of $8.7 million in the prior fiscal year, which yielded a cash use of $10.4 million primarily related to services related deferred revenue in the Company’s Educational Technology and Services segment.

Partially offset by:

•

Increased accrued royalty balances, which resulted in a source of cash of $58.2 million for fiscal 2012 as compared to decreased accrued royalty balances which resulted in a use of cash of $8.3 million in fiscal 2011. The increase of $66.5 million in cash sources from fiscal 2011 to fiscal 2012 was related to royalties associated with the increase in revenues from sales of trade books in both print and ebook formats, which are expected to be paid in the first half of fiscal 2013.

•

Increased Other accrued expenses which resulted in a source of cash of $64.7 million in fiscal 2012, compared to increases in Other accrued expenses which resulted in cash sources of $15.9 million in fiscal 2011. This increase of $48.8 million in source of cash was primarily related to increased income tax accruals and increased employee-related expense accruals associated with higher revenues, which will be paid early in fiscal 2013, as well as increased sales tax accruals.

Cash used in investing activities for fiscal 2012 decreased by $19.8 million to $121.3 million, compared to cash used in investing activities of $141.1 million for fiscal 2011. This decrease was primarily due to the $24.3 million purchase, in fiscal 2011, of the land on which the Company’s corporate headquarters are located. The Company’s fiscal 2012 prepublication costs and property, plant and equipment reflect continued investments in the Company’s digital initiatives.

Cash used in financing activities in fiscal 2012 decreased by $183.1 million to $47.4 million, compared to cash used in financing activities in fiscal 2011 of $230.5 million. The change was primarily due to the completion of a large share repurchase pursuant to a modified Dutch auction tender offer in the prior year period. In addition, the Company had higher proceeds related to stock-based compensation plans, as well as lower debt paydowns, in fiscal 2012.

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

The Company’s operating philosophy is to use cash provided from operating activities to create value by paying down debt, to reinvest in existing businesses and, from time to time, to make acquisitions that will complement its portfolio of businesses and to engage in shareholder enhancement initiatives, such as dividend declarations and share repurchases. The Company believes that cash on hand, funds generated by its operations and funds available under its credit facilities, after the anticipated use of the credit facility to satisfy its repayment obligations in respect of the 5% notes due in fiscal 2013, will be sufficient to finance its short- and long-term capital requirements.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund on-going operations, including pension contributions, dividends, currently authorized common share repurchases, debt service, planned capital expenditures and other investments. As of May 31, 2012, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $194.9 million, cash from operations and borrowings remaining available under the Revolving Loan (as described under “Financing” below) totaling $325.0 million, less the $152.8 million anticipated to be utilized to satisfy the outstanding 5% Notes. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its on-going operating needs, as well as its financing and investing activities.

The Company’s credit rating from Standard & Poor’s Ratings Service is “BB-” and its credit rating from Moody’s Investors Service is “Ba1.” Both Moody’s Investors Service and Standard and Poor’s Ratings Service have rated the outlook for the Company as “Stable.” The Company is currently compliant with its debt covenants and expects to remain compliant for the foreseeable future. The Company’s interest rates for the Loan Agreement are associated with certain leverage ratios, and, accordingly, a change in the Company’s credit rating does not result in an increase or decrease in interest costs under the Company’s Loan Agreement.

The Company amended its existing revolving credit facility, which was scheduled to mature on June 1, 2012, to extend the maturity date to June 1, 2014. The Company intends to draw on this credit facility to satisfy its repayment obligations in respect of the 5% Notes due April 2013.

The following table summarizes, as of May 31, 2012, the Company’s contractual cash obligations by future period (see Notes 5, 6 and 12 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

	amounts in millions
	Payments Due By Period

Contractual Obligations	1 Year or Less	Years 2-3	Years 4-5	After Year 5	Total

Minimum print quantities	$60.0	$123.4	$100.8	$160.5	$444.7
Royalty advances	7.1	1.5	0.4	—	9.0
Lines of credit and short-term debt	6.5	—	—	—	6.5
Capital leases (1)	6.0	10.5	11.0	185.2	212.7
Debt (1) (2)	6.7	153.0	—	—	159.7
Pension and post-retirement plans (3)	17.8	33.9	28.7	64.8	145.2
Operating leases	38.3	58.1	38.6	54.4	189.4

Total	$142.4	$380.4	$179.5	$464.9	$1,167.2

(1)	Includes principal and interest.

(2)	The draw on Revolving Loan anticipated to be utilized by the Company to satisfy its obligations for the 5% Notes.

(3)	Excludes expected Medicare Part D subsidy receipts.

Financing

Loan Agreement

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) entered into a $525.0 million credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 million revolving credit component (the “Revolving Loan”) and a $200.0 million amortizing term loan component (the “Term Loan”). The Loan Agreement was amended on August 16, 2010, and again on October 25, 2011. The October 25, 2011 amendment extended the maturity of the Revolving Loan facility to June 1, 2014 from June 1, 2012 and provided for the repayment of the outstanding balance of the Term Loan on October 25, 2011. The $325.0 million Revolving Loan allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0 million.

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

As of May 31, 2012, the indicated spread on Base Rate Advances was 0.25% and the indicated spread on Eurodollar Rate Advances was 1.25%, both based on the Company’s prevailing consolidated debt to total capital ratio.

The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At May 31, 2012, the facility fee rate was 0.25%.

There were no outstanding borrowings under the Revolving Loan as of May 31, 2012 and May 31, 2011.

As of May 31, 2012, standby letters of credit outstanding under the Loan Agreement totaled $1.4 million. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at May 31, 2012, the Company was in compliance with these covenants.

Lines of Credit

The Company has unsecured money market bid rate credit lines totaling $20.0 million. There were no outstanding borrowings under these credit lines at May 31, 2012 and May 31, 2011. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the sole option of the lender.

As of May 31, 2012, the Company also had various local currency credit lines, with maximum available borrowings in amounts equivalent to $32.8 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $6.5 million at May 31, 2012 at a weighted average interest rate of 5.3%, compared to the equivalent of $0.7 million at May 31, 2011 at a weighted average interest rate of 6.7%.

5% Notes due 2013

In April 2003, Scholastic Corporation issued $175.0 million of 5% Notes (the “5% Notes”). The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year through maturity. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption. The Company did not make any additional repurchases of the 5% Notes during 2012. The Company amended its existing revolving credit facility, which was scheduled to mature on June 1, 2012, to extend the maturity date to June 1, 2014. The Company intends to draw on this credit facility to satisfy its obligations for the 5% Notes due April 2013. Accordingly, the balance of the Notes is excluded from current liabilities and classified as Long-term debt on the Company’s Consolidated Balance Sheet as of May 31, 2012.

At May 31, 2012 and May 31, 2011, the Company had open standby letters of credit totaling $6.6 million issued under certain credit lines, including the $1.4 million under the Loan Agreement discussed above. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

The Company’s total debt obligations were $159.3 million at May 31, 2012 and $203.4 million at May 31, 2011. The lower level of debt at May 31, 2012 compared to the level at May 31, 2011 was primarily due to repayments made on the Term Loan.

For a more complete description of the Company’s debt obligations, see Note 5 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Acquisitions

In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. On January 3, 2012, the Company acquired Learners Publishing, a Singapore-based publisher of supplemental learning materials for English-Language Learners. The Company has integrated this business into its International segment. On February 8, 2012, the Company acquired the business and certain assets of Weekly Reader, a publisher of weekly educational classroom magazines designed for children in grades Pre-K – 12. The Company has included this business in its Classroom and Supplemental Materials Publishing segment (see Note 2 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”). The Company will continue to evaluate such opportunities and prospects.

Item 7A | Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates.

Additionally, the Company sells product from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of May 31, 2012. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 4% of the Company’s debt at May 31, 2012 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 25% at May 31, 2011. The decrease in variable-rate debt as of May 31, 2012 compared to May 31, 2011 was primarily due to repayments made on the Term Loan. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of May 31, 2012 (see Note 5 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

$ amounts in millions

	Fiscal Year Maturity						Fair Value
	2013	2014	2015	2016	Thereafter	Total	2012

Debt Obligations
Lines of credit and short-term debt	$6.5	$—	$—	$—	$—	$6.5	$6.5
Average interest rate	5.3%	—	—	—	—
Long-term debt, including Current portion:
Fixed-rate debt	$—	$—	$153.0	$—	$—	$153.0	$155.4
Average interest rate	—	—	5.0%	—	—

Item 8 | Consolidated Financial Statements and Supplementary Data

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Statements of Operations

	(Amounts in millions, except per share data) For fiscal years ended May 31,

	2012	2011	2010

Revenues	$2,148.8	$1,887.9	$1,894.2

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation)	989.2	873.7	848.6
Selling, general and administrative expenses	870.3	826.4	795.1
Bad debt expense	12.3	13.6	9.5
Depreciation and amortization	68.8	60.1	59.5
Severance	14.9	6.7	9.2
Loss on leases and asset impairments	7.0	3.4	40.1

Total operating costs and expenses	1,962.5	1,783.9	1,762.0

Operating income	186.3	104.0	132.2

Other income (expense)	(0.1)	(0.4)	0.9
Interest income	1.0	1.5	1.6
Interest expense	(16.5)	(17.1)	(17.8)
Loss on investments	—	(3.6)	(1.5)

Earnings (loss) from continuing operations before income taxes	170.7	84.4	115.4
Provision for income taxes	62.0	38.9	54.4

Earnings (loss) from continuing operations	108.7	45.5	61.0

Earnings (loss) from discontinued operations, net of tax	(6.3)	(6.1)	(4.9)

Net income (loss)	$102.4	$39.4	$56.1

Basic and diluted earnings (loss) per share of Class A and Common Stock

Basic:
Earnings (loss) from continuing operations	$3.47	$1.36	$1.67
Earnings (loss) from discontinued operations	$(0.20)	$(0.18)	$(0.13)
Net income (loss)	$3.27	$1.18	$1.54
Diluted:
Earnings (loss) from continuing operations	$3.41	$1.34	$1.65
Earnings (loss) from discontinued operations	$(0.20)	$(0.18)	$(0.13)
Net income (loss)	$3.21	$1.16	$1.52

Dividends declared per common share	$0.45	$0.35	$0.30

See accompanying notes

Consolidated Balance Sheets

(Amounts in millions, except share data) Balances at May 31,

ASSETS	2012	2011

Current Assets:
Cash and cash equivalents	$194.9	$105.3
Accounts receivable (less allowance for doubtful accounts of $25.9 at May 31, 2012 and $22.3 at May 31, 2011)	314.1	220.3
Inventories	295.3	308.7
Deferred income taxes	71.4	56.2
Prepaid expenses and other current assets	47.2	57.1
Current assets of discontinued operations	7.0	10.5

Total current assets	929.9	758.1

Property, Plant and Equipment
Land	37.2	37.1
Buildings	101.3	102.0
Capitalized software	217.9	234.0
Furniture, fixtures and equipment	244.3	245.8
Leasehold improvements	183.4	181.4

	784.1	800.3

Less accumulated depreciation and amortization	(456.9)	(461.3)

Net property, plant and equipment	327.2	339.0

Other Assets and Deferred Charges:

Prepublication costs	125.8	117.7
Royalty advances (less allowance for reserves of $77.8 at May 31, 2012 and $71.8 at May 31, 2011)	34.8	35.5
Production costs	1.6	7.4
Goodwill	157.7	154.2
Other intangibles	16.7	19.8
Noncurrent deferred income taxes	42.3	20.2
Other assets and deferred charges	34.3	35.1

Total other assets and deferred charges	413.2	389.9

Total assets	$1,670.3	$1,487.0

See accompanying notes

(Amounts in millions, except share data) Balances at May 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2012	2011

Current Liabilities:
Lines of credit and current portion of long-term debt	$6.5	$43.5
Capital lease obligations	1.0	0.5
Accounts payable	119.6	120.1
Accrued royalties	92.7	35.4
Deferred revenue	47.1	49.1
Other accrued expenses	233.5	173.3
Current liabilities of discontinued operations	2.1	0.8

Total current liabilities	502.5	422.7

Noncurrent Liabilities:
Long-term debt	152.8	159.9
Capital lease obligations	56.4	55.0
Other noncurrent liabilities	128.3	109.4

Total noncurrent liabilities	337.5	324.3

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value Authorized - 2,000,000; Issued - None	—	—
Class A Stock, $.01 par value Authorized - 4,000,000; Issued and Outstanding - 1,656,200 shares	0.0	0.0
Common Stock, $.01 par value Authorized - 70,000,000; Issued - 42,911,624 shares; Outstanding - 29,795,911 shares (42,911,624 shares issued and 29,316,691 shares outstanding at May 31, 2011)	0.4	0.4
Additional paid-in capital	583.0	576.6
Accumulated other comprehensive income (loss)	(74.2)	(53.9)
Retained earnings	723.9	635.8
Treasury stock at cost	(402.8)	(418.9)

Total stockholders’ equity	830.3	740.0

Total liabilities and stockholders’ equity	$1,670.3	$1,487.0

See accompanying notes

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

(Amounts in millions, except share data)

					Additional Paid-in Capital
	Class A Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at May 31, 2009	1,656,200	$0.0	34,740,275	$0.4	$552.9

Comprehensive income (loss):
Net Income (loss)	—	—	—	—	—
Other comprehensive income (loss), net:
Foreign currency translation adjustment	—	—	—	—	—
Pension and postretirement adjustments (net of tax of $(9.1))	—	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—	—
Total comprehensive income (loss)	—	—	—	—	—
Stock-based compensation	—	—	—	—	14.0
Proceeds from issuance of common stock pursuant to stock-based compensation	—	—	134,045	—	3.2
Purchases of treasury stock at cost	—	—	(411,977)	—	—
Treasury stock issued pursuant to stock purchase plans	—	—	135,915	—	(0.9)
Dividends	—	—	—	—	—

Balance at May 31, 2010	1,656,200	$0.0	34,598,258	$0.4	$569.2

Comprehensive income (loss):
Net Income (loss)	—	—	—	—	—
Other comprehensive income (loss), net:
Foreign currency translation adjustment	—	—	—	—	—
Pension and postretirement adjustments (net of tax of $4.0)	—	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—	—
Total comprehensive income (loss)	—	—	—	—	—
Stock-based compensation	—	—	—	—	13.7
Proceeds from issuance of common stock pursuant to stock-based compensation	—	—	104,100	—	2.9
Purchases of treasury stock at cost	—	—	(5,588,125)	—	—
Treasury stock issued pursuant to stock purchase plans	—	—	202,458	—	(9.2)
Dividends	—	—	—	—	—

Balance at May 31, 2011	1,656,200	$0.0	29,316,691	$0.4	$576.6

Comprehensive income (loss):
Net Income (loss)	—	—	—	—	—
Other comprehensive income (loss), net:
Foreign currency translation adjustment	—	—	—	—	—
Pension and postretirement adjustments (net of tax of $(6.5))	—	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—	—
Total comprehensive income (loss)	—	—	—	—	—
Stock-based compensation	—	—	—	—	12.2
Proceeds from issuance of common stock pursuant to stock-based compensation	—	—	724,613	—	22.4
Purchases of treasury stock at cost	—	—	(475,672)	—	—
Treasury stock issued pursuant to stock purchase plans	—	—	230,279	—	(28.2)
Dividends	—	—	—	—	—

Balance at May 31, 2012	1,656,200	$0.0	29,795,911	$0.4	$583.0

See accompanying notes

	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders’ Equity

Balance at May 31, 2009	$(77.1)	$562.8	$(254.0)	$785.0

Comprehensive income (loss):
Net Income (loss)	—	56.1	—	56.1
Other comprehensive income (loss), net:
Foreign currency translation adjustment	2.8	—	—	2.8
Pension and postretirement adjustments (net of tax of $(9.1))	(11.1)	—	—	(11.1)

Total other comprehensive income (loss)	—	—	—	(8.3)

Total comprehensive income (loss)	—	—	—	47.8
Stock-based compensation	—	—	—	14.0
Proceeds from issuance of common stock pursuant to stock-based compensation	—	—	—	3.2
Purchases of treasury stock at cost	—	—	(10.8)	(10.8)
Treasury stock issued pursuant to stock purchase plans	—	—	3.2	2.3
Dividends	—	(11.1)	—	(11.1)

Balance at May 31, 2010	$(85.4)	$607.8	$(261.6)	$830.4

Comprehensive income (loss):
Net Income (loss)	—	39.4	—	39.4
Other comprehensive income (loss), net:
Foreign currency translation adjustment	25.2	—	—	25.2
Pension and postretirement adjustments (net of tax of $4.0)	6.3	—	—	6.3

Total other comprehensive income (loss)	—	—	—	31.5

Total comprehensive income (loss)	—	—	—	70.9
Stock-based compensation	—	—	—	13.7
Proceeds from issuance of common stock pursuant to stock-based compensation	—	—	—	2.9
Purchases of treasury stock at cost	—	—	(166.9)	(166.9)
Treasury stock issued pursuant to stock purchase plans	—	—	9.6	0.4
Dividends	—	(11.4)	—	(11.4)

Balance at May 31, 2011	$(53.9)	$635.8	$(418.9)	$740.0

Comprehensive income (loss):
Net Income (loss)	—	102.4	—	102.4
Other comprehensive income (loss), net:
Foreign currency translation adjustment	(8.2)	—	—	(8.2)
Pension and postretirement adjustments (net of tax of $(6.5))	(12.1)	—	—	(12.1)

Total other comprehensive income (loss)	—	—	—	(20.3)

Total comprehensive income (loss)	—	—	—	82.1
Stock-based compensation	—	—	—	12.2
Proceeds from issuance of common stock pursuant to stock-based compensation	—	—	—	22.4
Purchases of treasury stock at cost	—	—	(13.1)	(13.1)
Treasury stock issued pursuant to stock purchase plans	—	—	29.2	1.0
Dividends	—	(14.3)	—	(14.3)

Balance at May 31, 2012	$(74.2)	$723.9	$(402.8)	$830.3

See accompanying notes

Consolidated Statements of Cash Flows

		(Amounts in millions) Years ended May 31,

	2012	2011	2010

Cash flows - operating activities:
Net income (loss)	$102.4	$39.4	$56.1
Earnings (loss) from discontinued operations, net of tax	(6.3)	(6.1)	(4.9)

Earnings (loss) from continuing operations	108.7	45.5	61.0

Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	12.3	13.6	9.5
Provision for losses on inventory	48.1	27.3	27.2
Provision for losses on royalty advances	6.5	4.5	6.8
Loss on subleases	6.2	—	—
Amortization of prepublication and production costs	55.1	51.1	51.0
Depreciation and amortization	68.8	60.1	59.5
Deferred income taxes	(37.5)	(2.8)	29.4
Stock-based compensation	12.2	13.7	14.0
Non cash net gain on equity investments	(1.3)	(1.7)	(0.7)
Non cash write off related to asset impairment	0.8	3.4	40.1
Unrealized loss on investments	—	3.6	1.5
Changes in assets and liabilities:
Accounts receivable	(108.9)	(12.6)	(22.4)
Inventories	(40.4)	(9.8)	3.7
Prepaid expenses and other current assets	9.7	0.6	3.0
Deferred promotion costs	—	0.1	0.8
Royalty advances	(6.2)	(1.2)	(3.7)
Accounts payable	(0.3)	19.1	(27.0)
Other accrued expenses	64.7	15.9	20.4
Accrued royalties	58.2	(8.3)	0.4
Deferred revenue	(1.7)	8.7	5.6
Pension and post-retirement liabilities	(7.0)	(11.3)	(3.6)
Other noncurrent liabilities	5.9	5.6	(2.4)
Other, net	7.8	7.1	1.4

Total adjustments	153.0	186.7	214.5

Net cash provided by (used in) operating activities of continuing operations	261.7	232.2	275.5
Net cash provided by (used in) operating activities of discontinued operations	(1.5)	(3.8)	0.3

Net cash provided by (used in) operating activities	260.2	228.4	275.8

Cash flows - investing activities:
Prepublication and production expenditures	(58.9)	(57.9)	(48.9)
Additions to property, plant and equipment	(53.7)	(50.0)	(55.3)
Acquisition related payments	(9.5)	(10.1)	(1.0)
Land acquisition	—	(24.3)	—
Other	0.8	1.2	0.2

Net cash provided by (used in) investing activities of continuing operations	(121.3)	(141.1)	(105.0)

Net cash provided by (used in) investing activities	(121.3)	(141.1)	(105.0)

See accompanying notes

		(Amounts in millions) Years ended May 31,

	2012	2011	2010

Cash flows - financing activities:
Borrowings under credit agreement and revolving loan	28.8	70.0	—
Repayment of credit agreement and revolving loan	(28.8)	(70.0)	—
Repayment of term loan	(50.2)	(42.8)	(42.8)
Repurchase of 5.00% notes	—	—	(4.1)
Borrowings under lines of credit	89.2	118.6	157.0
Repayments under lines of credit	(80.6)	(128.2)	(159.0)
Repayment of capital lease obligations	(0.7)	(2.0)	(3.4)
Reacquisition of common stock	(13.1)	(166.9)	(10.8)
Proceeds pursuant to stock-based compensation plans	22.4	2.9	3.2
Payment of dividends	(13.2)	(10.8)	(10.9)
Other	(1.2)	(1.3)	(0.1)

Net cash provided by (used in) financing activities	(47.4)	(230.5)	(70.9)

Effect of exchange rate changes on cash and cash equivalents	(1.9)	4.4	0.6

Net increase (decrease) in cash and cash equivalents	89.6	(138.8)	100.5

Cash and cash equivalents at beginning of period	105.3	244.1	143.6

Cash and cash equivalents at end of period	$194.9	$105.3	$244.1

	2012	2011	2010

Supplemental Information:
Income taxes payments (refunds), net	$61.0	$31.5	$22.3
Interest paid	15.3	15.4	16.5

See accompanying notes

Notes to Consolidated Financial Statements

(Amounts in millions, except share and per share data)

1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the business

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is a global children’s publishing, education and media company. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading and learning. The Company is the world’s largest publisher and distributor of children’s books. It is also a leading developer of educational technology products and ebooks for children. Scholastic also creates quality educational and entertainment materials and products for use in school and at home, including magazines, ebooks, children’s reference and non-fiction materials, teacher materials, television programming and film. The Company is a leading operator of school-based book clubs and book fairs in the United States. It distributes its products and services through these proprietary channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. In addition to its operations in the United States, Scholastic has operations in Canada, the United Kingdom, Australia, New Zealand, Ireland, India, China, Singapore and other parts of Asia, and, through its export business, sells products in over 140 countries.

Basis of presentation

Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

Change in Reportable Segments

During the first quarter of fiscal 2012, the Company determined that its reportable segment structure is now comprised of five reportable segments:

•	Children’s Book Publishing and Distribution

•	Educational Technology and Services

•	Classroom and Supplemental Materials Publishing

•	Media, Licensing and Advertising

•	International

Accordingly, the Company has presented segment data in prior periods consistent with this change in reportable segments.

Discontinued Operations

The Company closed or sold several operations during fiscal 2009 and 2010, and presently holds for sale one facility. During the first quarter of fiscal 2012, the Company ceased operations in its direct-to-home catalog business specializing in toys. This business was a separate reporting unit included in the Media, Licensing and Advertising segment. All of these businesses are classified as discontinued operations in the Company’s financial statements.

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

Summary of Significant Accounting Policies

Revenue recognition

The Company’s revenue recognition policies for its principal businesses are as follows:

School-Based Book Clubs – Revenue from school-based book clubs is recognized upon shipment of the products. For ebooks, revenue is recognized upon electronic delivery to the customer.

School-Based Book Fairs – Revenues associated with school-based book fairs are related to sales of product. Book fairs are typically run by schools and/or parent teacher organizations over a five business-day period. At the end of reporting periods, the Company defers estimated revenue for those fairs that have not been completed as of the period end based on the number of fair days occurring after period end on a straight-line calculation of the full fair’s revenue.

Trade –Revenue from the sale of children’s books for distribution in the retail channel is primarily recognized when risks and benefits transfer to the customer, or when the product is on sale and available to the public. For newly published titles, the Company, on occasion, contractually agrees with its customers when the publication may be first offered for sale to the public, or an agreed upon “Strict Laydown Date.” For such titles, the risks and benefits of the publication are not deemed to be transferred to the customer until such time that the publication can contractually be sold to the public, and the Company defers revenue on sales of such titles until such time as the customer is permitted to sell the product to the public. Revenue for ebooks, which is the net amount received from the retailer, is recognized upon electronic delivery to the customer by the retailer.

A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates, sales patterns and expectations. Actual returns could differ from the Company’s estimate. A reserve for estimated bad debts is established at the time of sale and is based on the aging of accounts receivable and specific reserves on a customer-by-customer basis.

Educational Technology and Services – For shipments to schools, revenue is recognized when risks and benefits transfer to the customer. Shipments to depositories are on consignment and revenue is recognized based on actual shipments from the depositories to the schools. For certain software-based products, the Company offers new customers installation, maintenance and training with these products and, in such cases, revenue is deferred and recognized as services are delivered or over the life of the contract. Revenues from contracts with multiple deliverables are recognized as each deliverable is earned, based on the relative selling price of each deliverable, provided the deliverable has value to customers on a standalone basis, the customer has full use of the deliverable and there is no further obligation from the Company. If there is a right of return, revenue is recognized if delivery of the undelivered items or services is probable and substantially in control of the Company.

Classroom and Supplemental Materials Publishing – Revenue from the sale of classroom and supplemental materials is recognized upon shipment of the products.

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

Cash equivalents

Cash equivalents consist of short-term investments with original maturities of three months or less. The Consolidated Balance Sheets include restricted cash of $1.0 and $0.5 at May 31, 2012 and 2011, respectively, which is reported in “Other current assets.”

Accounts receivable

Accounts receivable are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for returns are based on historical return rates and sales patterns. The Company’s return reserve balance is greater than typical as of May 31, 2012 due to increased trade sales in the second half of fiscal 2012. In order to develop the estimate of returns that will be received subsequent to May 31, 2012, management considers patterns of sales and returns in the months preceding May 31, 2012, as well as actual returns received subsequent to year end, available sell-through information and other return rate information that management believes is relevant. The timing of the increased trade sales creates a higher degree of uncertainty than is typically the case regarding its return reserve and such reserve could be subject to significant changes in succeeding quarters based on actual return activity in the first half of fiscal 2013. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging and prior collection experience to estimate the ultimate collectability of these receivables. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectable, the balance is then written off.

Inventories

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates, sales patterns of its products and specifically identified obsolete inventory. In fiscal 2012, in response to changing trends in the children’s book market, the Company changed its estimate for inventory obsolescence and recorded an increase in the reserve of $17.9 million.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are recorded on a straight-line basis, over the estimated useful lives of the assets. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Capitalized software, net of accumulated amortization, was $57.2 and $59.2 at May 31, 2012 and 2011, respectively. Capitalized software is depreciated over a period of three to seven years. Amortization expense for capitalized software was $27.6, $25.8 and $25.0 for the fiscal years ended May 31, 2012, 2011 and 2010, respectively. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. Included in Depreciation and amortization is $1.1 related to capitalized leases for the year ended May 31, 2012. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances indicate that the asset’s carrying value is not recoverable or warrant revised estimates of useful lives.

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

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term. Sublease income is recognized on a straight-line basis over the duration of each lease term. To the extent expected sublease income is less than expected rental payments the Company recognizes a current loss on the difference between the fair values of the sublease and the rental payments.

Prepublication costs

The Company capitalizes the art, prepress, editorial, digital conversion and other costs incurred in the creation of the master copy of a book or other media (the “prepublication costs”). Prepublication costs are amortized on a straight-line basis over a three-to-seven-year period based on expected future revenues. The Company regularly reviews the recoverability of the capitalized costs based on expected future revenues.

Royalty advances

Royalty advances are initially capitalized and subsequently expensed as related revenues are earned or when the Company determines future recovery through earndowns is not probable. The Company has a long history of providing authors with royalty advances, and it tracks each advance earned with respect to the sale of the related publication. The royalties earned are applied first against the remaining unearned portion of the advance. Historically, the longer the unearned portion of the advance remains outstanding, the less likely it is that the Company will recover the advance through the sale of the publication. The Company applies this historical experience to its existing outstanding royalty advances to estimate the likelihood of recoveries through earndowns. Additionally, the Company’s editorial staff regularly reviews its portfolio of royalty advances to determine if individual royalty advances are not recoverable through earndowns for discrete reasons, such as the death of an author prior to completion of a title or titles, a Company decision to not publish a title, poor market demand or other relevant factors that could impact recoverability.

Goodwill and intangible assets

Goodwill and other intangible assets with indefinite lives are not amortized and are reviewed for impairment annually or more frequently if impairment indicators arise.

With regard to goodwill, the Company compares the estimated fair value of its identified reporting units to the carrying value of the net assets. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of its identified reporting unit is less than its carrying value. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount the Company performs the two-step test. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the units, in addition to comparisons to similar companies. The Company reviews its definition of reporting units annually or more frequently if conditions indicate that the reporting units may change. The Company evaluates its operating segments to determine if there are components one level below the operating segment. A component is present if discrete financial information is available, and segment management regularly reviews the operating results of the business. If an operating segment only contains a single component, that component is determined to be a reporting unit for goodwill impairment testing purposes. If an operating segment contains multiple components, the Company evaluates the economic characteristics of these components. Any components within an operating segment that share similar economic characteristics are aggregated and deemed to be a reporting unit for goodwill impairment testing purposes. Components within the same operating segment that do not share similar economic characteristics are deemed to be individual reporting units for goodwill impairment testing purposes. The Company has identified eleven separate reporting units for goodwill impairment testing purposes.

With regard to other intangibles with indefinite lives, the Company determines the fair value by asset, which is then compared to its carrying value. The estimated fair value is determined utilizing the expected present value of the projected future cash flows of the asset.

Intangible assets with definite lives consist principally of customer lists, covenants not to compete, and certain other intellectual property assets and are amortized over their expected useful lives. Customer lists are amortized on a straight-line basis over a five-year period, while covenants not to compete are amortized on a straight-line basis over their contractual term. Other intellectual property assets are amortized over their remaining useful lives which range primarily from three to ten years.

Income taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to enter into the determination of taxable income.

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

The Company accounts for uncertain tax positions using a two-step method. Recognition occurs when an entity concludes that a tax position, based solely on technical merits, is more likely than not to be sustained upon examination. If a tax position is more likely than not to be sustained upon examination, the amount recognized is the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon settlement. The Company assesses all income tax positions and adjusts its reserves against these positions periodically based upon these criteria. The Company also assesses potential penalties and interest associated with these tax positions, and includes these amounts as a component of income tax expense.

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

The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested. When amounts are determined not to be indefinitely invested, the Company provides income taxes based upon the expected repatriation.

Non-income Taxes

The Company is subject to tax examinations for sales-based taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. Where a liability associated with these examinations and assessments is probable and can be reliably estimable, the Company has made accruals for these matters which are reflected in the Company’s Consolidated Financial Statements. These amounts are included in the Consolidated Financial Statements in Selling, general and administrative expenses. Future developments relating to the foregoing could result in adjustments being made to these accruals.

Unredeemed incentive credits

The Company employs incentive programs to encourage sponsor participation in its book clubs and book fairs. These programs allow the sponsors to accumulate credits which can then be redeemed for Company products or other items offered by the Company. The Company recognizes a liability for the estimated costs of providing these credits at the time of the recognition of revenue for the underlying purchases of Company product that resulted in the granting of the credits. As the credits are redeemed, such liability is reduced.

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

The Company’s pension calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets, and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and the interest cost component of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost. Pension benefits in the cash balance plan for employees located in the United States are based on formulas in which the employees’ balances are credited monthly with interest based on the average rate for one-year United States Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment periods, for the periods prior to June 1, 2009.

Other post-retirement benefits – The Company provides post-retirement benefits, consisting of healthcare and life insurance benefits, to eligible retired United States-based employees. The post-retirement medical plan benefits are funded on a pay-as-you-go basis, with the Company paying a portion of the premium and the employee paying the remainder. The Company calculates the existing benefit obligation, based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the interest cost component of net periodic post-retirement benefit cost. The assumed health care cost trend rate is used in the measurement of the long-term expected increase in medical claims.

Foreign currency translation

The Company’s non-United States dollar-denominated assets and liabilities are translated into United States dollars at prevailing rates at the balance sheet date and the revenues, costs and expenses are translated at the weighted average rates prevailing during each reporting period. Net gains or losses resulting from the translation of the foreign financial statements and the effect of exchange rate changes on long-term intercompany balances are accumulated and charged directly to the foreign currency translation adjustment component of stockholders’ equity until such time as the operations are substantially liquidated or sold. The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested.

Shipping and handling costs

Amounts billed to customers for shipping and handling are classified as revenue. Costs incurred in shipping and handling are recognized in cost of goods sold.

Advertising costs

The Company incurs costs for both direct-response and non-direct-response advertising. The Company capitalizes direct-response advertising costs for expenditures, primarily in its Classroom Magazines division. The asset is amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received. Included in Prepaid expenses and other current assets on the balance sheet is $4.8 of capitalized advertising costs as of May 31, 2012 and 2011. The Company expenses non-direct-response advertising costs as incurred.

Discontinued operations

Long-lived assets classified within discontinued operations are recognized at the estimated fair value less cost to sell those long-lived assets for assets held for sale. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections; excess working capital levels; real estate values; and the anticipated costs involved in the selling process. The Company recognizes operations as discontinued when the operations have either ceased or are probable to be disposed of in a sale transaction in the near term, the operations and cash flows of all discontinued operations have been eliminated, or will be eliminated upon consummation of the expected sale transaction, and the Company will not have any significant continuing involvement in the discontinued operations subsequent to the expected sale transaction.

Stock-based compensation

The Company recognizes the cost of services received in exchange for any stock-based awards. The Company recognizes the cost on a straight-line basis over an award’s requisite service period, which is generally the vesting period, based on the award’s fair value at the date of grant.

The fair values of stock options granted by the Company are estimated at the date of grant using the Black-Scholes option-pricing model. The Company’s determination of the fair value of stock-based payment awards using this option-pricing model is affected by the price of the Common Stock as well as by assumptions regarding highly complex and subjective variables, including, but not limited to, the expected price volatility of the Common Stock over the terms of the awards, the risk-free interest rate, and actual and projected employee stock option exercise behaviors. Estimates of fair value are not intended to predict actual future events or the value that may ultimately be realized by those who receive these awards.

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

The table set forth below provides the estimated fair value of options granted during fiscal years 2012, 2011 and 2010 and the significant weighted average assumptions used in determining the fair value for options granted by the Company under the Black-Scholes option pricing model. The average expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the option grantees. The risk-free interest rate was based on the U.S. Treasury yield curve corresponding to the expected life in effect at the time of the grant. The volatility was estimated based on historical volatility corresponding to the expected life.

	2012	2011	2010

Estimated fair value of stock options granted	$9.30	$8.15	$8.34
Assumptions:
Expected dividend yield	1.4%	1.3%	1.4%
Expected stock price volatility	36.7%	37.3%	37.6%
Risk-free interest rate	1.6%	2.0%	3.3%
Expected life of options	7 years	6 years	7 years

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

In June 2011, the FASB issued an update related to the reporting of other comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments also require the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued an update that effectively deferred the requirements related to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private and non-profit entities. The Company is evaluating the impact of this update on its consolidated financial position, results of operations and cash flows.

In September 2011, the FASB issued an update to the authoritative guidance related to goodwill impairment testing. The updated guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The guidance provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company can skip the two-step test. Companies are not required to perform the qualitative assessment and are permitted to skip the qualitative assessment for any reporting unit in any period and proceed directly to Step 1 of the test. A company that validates its conclusion by measuring fair value can resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, and the Company adopted the update for its annual impairment test in the fourth quarter of its fiscal year ended May 31, 2012.

2. ACQUISITIONS

On January 3, 2012, the Company acquired Learners Publishing, a Singapore-based publisher of supplemental learning materials for English-Language Learners, for $2.8, net of cash acquired. As a result of this transaction, the Company recorded $1.3 of goodwill. The results of operations of this business subsequent to the acquisition date are included in the International segment.

On February 8, 2012, the Company acquired the business and certain assets of Weekly Reader, a publisher of weekly educational classroom magazines designed for children in grades Pre-K–12, for $2.0 in cash and $4.8 in assumed liabilities, which have been fulfilled by the Company as of May 31, 2012. The Company utilized internally-developed discounted cash flow forecasts and market comparisons of royalty rates to determine the fair value of the assets acquired and the amount to be allocated to goodwill. As a result, the Company recognized $1.4 of goodwill and $5.4 of intangible assets. The results of operations of this business subsequent to the acquisition date are included in the Classroom and Supplemental Materials Publishing segment, and certain assets will benefit the Children’s Book Publishing and Distribution segment.

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

In the fourth quarter of fiscal 2012, the Company reviewed the estimate of the fair value less cost to sell of its Maumelle facility and recognized an additional charge of $2.2. The Company used market value estimates of the property and an estimate of the anticipated costs to sell the asset.

The following table summarizes the operating results of the discontinued operations for the fiscal years ended May 31:

	2012	2011	2010

Revenues	$0.1	$18.2	$21.1
Gain (loss) on sale	—	0.3	(0.9)
Non cash impairment charge and loss on operations	8.2	8.2	7.7
Earnings (loss) before income taxes	(8.2)	(7.9)	(6.8)
Income tax benefit (provision)	1.9	1.8	1.9

Earnings (loss) from discontinued operations, net of tax	$(6.3)	$(6.1)	$(4.9)

The following table sets forth the assets and liabilities of the discontinued operations included in the Consolidated Balance Sheets of the Company as of May 31:

	2012	2011

Accounts receivable, net	$0.0	$0.1
Inventory	0.0	1.2
Other assets	7.0	9.2

Current assets of discontinued operations	$7.0	$10.5

Accrued expenses and other current liabilities	2.1	0.8

Current liabilities of discontinued operations	$2.1	$0.8

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

•

Media, Licensing and Advertising includes the production and/or distribution of digital media, consumer promotions and merchandising and advertising revenue, including sponsorship programs. This segment is comprised of two operating segments.

•

International includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses. This segment is comprised of two operating segments.

The following table sets forth information for the Company’s segments for the three fiscal years ended May 31:

	Children’s Book Publishing & Distribution (1)	Educational Technology & Services (1) (2)	Classroom & Supplemental Materials Publishing (1) (3)	Media, Licensing & Advertising (1)	Overhead (1) (4)	Total Domestic	International (1) (5)	Total

2012

Revenues	$1,111.3	$254.7	$208.2	$85.0	$—	$1,659.2	$489.6	$2,148.8
Bad debts	6.4	0.7	1.9	0.1	—	9.1	3.2	12.3
Depreciation and amortization (6)	20.6	1.3	1.0	0.5	39.0	62.4	6.4	68.8
Amortization (7)	12.5	20.9	6.7	12.3	—	52.4	2.7	55.1
Loss on leases and asset Impairments	0.5	—	—	—	6.2	6.7	0.3	7.0
Segment operating income (loss)	153.0	49.2	18.3	(4.7)	(87.1)	128.7	57.6	186.3
Segment assets at May 31, 2012	543.5	168.5	163.6	38.8	438.6	1,353.0	310.3	1,663.3
Goodwill at May 31, 2012	54.3	22.7	65.4	5.4	—	147.8	9.9	157.7
Expenditures for long-lived assets including royalty advances	44.4	26.2	17.9	6.4	37.9	132.8	13.2	146.0
Long-lived assets at May 31, 2012	167.5	101.1	90.3	11.7	246.7	617.3	67.1	684.4

2011

Revenues	$922.0	$230.8	$197.2	$93.0	$—	$1,443.0	$444.9	$1,887.9
Bad debts	8.7	0.7	1.2	0.2	—	10.8	2.8	13.6
Depreciation and amortization (6)	15.6	1.3	1.3	0.7	35.6	54.5	5.6	60.1
Amortization (7)	12.6	22.8	5.0	8.0	—	48.4	2.7	51.1
Asset Impairments	—	—	3.4	—	—	3.4	—	3.4
Segment operating income (loss)	78.1	38.0	13.6	3.0	(67.0)	65.7	38.3	104.0
Segment assets at May 31, 2011	427.1	161.1	150.8	44.9	405.1	1,189.0	287.5	1,476.5
Goodwill at May 31, 2011	54.3	21.8	64.0	5.4	—	145.5	8.7	154.2
Expenditures for long-lived assets including royalty advances	40.4	35.7	9.1	9.4	56.3	150.9	11.8	162.7
Long-lived assets at May 31, 2011	175.9	97.6	80.2	20.1	249.0	622.8	71.2	694.0

2010

Revenues	$910.6	$262.8	$213.7	$95.1	$—	$1,482.2	$412.0	$1,894.2
Bad debts	3.9	0.4	1.3	0.1	—	5.7	3.8	9.5
Depreciation and amortization (6)	14.2	1.3	1.7	0.7	35.6	53.5	6.0	59.5
Amortization (7)	12.0	21.5	4.4	10.2	—	48.1	2.9	51.0
Asset Impairments	—	—	36.3	—	—	36.3	3.8	40.1
Segment operating income (loss)	117.9	71.8	(4.6)	0.4	(83.3)	102.2	30.0	132.2
Segment assets at May 31, 2010	517.2	175.0	169.8	55.5	377.0	1,294.5	291.0	1,585.5
Goodwill at May 31, 2010	54.3	21.0	67.4	5.4	—	148.1	8.5	156.6
Expenditures for long-lived assets including royalty advances	43.7	26.1	5.7	6.9	28.9	111.3	11.2	122.5
Long-lived assets at May 31, 2010	176.8	92.5	77.3	19.2	232.2	598.0	67.1	665.1

(1)

As discussed in Note 3, “Discontinued Operations,” the Company closed or sold several operations during fiscal 2010 and the first quarter of fiscal 2012 and presently holds for sale one facility. All of these businesses are classified as discontinued operations in the Company’s financial statements and, as such, are not reflected in this table. During the first quarter of fiscal 2011, the Company determined that its Danbury Facility was no longer “held for sale.” Accordingly, the assets, liabilities and results of operations of the Danbury Facility are included in continuing operations for all periods presented.

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

(5)	Includes assets and results of operations acquired in a business acquisition as of January 3, 2012

(6)	Includes depreciation of property, plant and equipment and amortization of intangible assets.

(7)	Includes amortization of prepublication and production costs.

5. DEBT

The following table summarizes debt as of May 31:

	Carrying Value	Fair Value	Carrying Value	Fair Value

	2012		2011

Lines of Credit (weighted average interest rates of 5.3% and 6.7%, respectively)	$6.5	$6.5	$0.7	$0.7
Loan Agreement:
Revolving Loan	—	—	—	—
Term Loan (interest rates of n/a and 1.0%, respectively)	—	—	50.2	50.2
5% Notes due 2013, net of discount	152.8	155.4	152.5	156.6

Total debt	$159.3	$161.9	$203.4	$207.5

Less lines of credit and current portion of long-term debt	(6.5)	(6.5)	(43.5)	(43.5)

Total long-term debt	$152.8	$155.4	$159.9	$164.0

The short-term debt’s carrying value approximates its fair value. The fair value of the Loan Agreement approximated its carrying value due to its variable interest rate and the Company’s stable credit rating. The fair values of the Notes were estimated based on market quotes, where available, or dealer quotes.

The following table sets forth the maturities of the carrying values of the Company’s debt obligations as of May 31, 2012 for the fiscal year ended May 31:

2013	$6.5
2014	—
2015	152.8

Total debt	$159.3

Loan Agreement

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) entered into a $525.0 credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 revolving credit component (the “Revolving Loan”) and a $200.0 amortizing term loan component (the “Term Loan”). The Loan Agreement was amended on August 16, 2010, and again on October 25, 2011. The October 25, 2011 amendment extended the maturity of the Revolving Loan facility to June 1, 2014 from June 1, 2012 and provided for the repayment of the outstanding balance of the Term Loan on October 25, 2011. The $325.0 Revolving Loan allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. The Loan Agreement also provides for an increase in the aggregate Revolving Loan commitments of the lenders of up to an additional $150.0.

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

As of May 31, 2012, the indicated spread on Base Rate Advances was 0.25% and the indicated spread on Eurodollar Rate Advances was 1.25%, both based on the Company’s prevailing consolidated debt to total capital ratio. There were no Revolving Loan Advances outstanding as of May 31, 2012 and 2011, respectively.

The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At May 31, 2012, the facility fee rate was 0.25%.

At May 31, 2012, the Company had open standby letters of credit totaling $6.6 million issued under certain credit lines, including $1.4 million under the Loan agreement discussed above. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at May 31, 2012, the Company was in compliance with these covenants.

Lines of Credit

As of May 31, 2012, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $20.0. There were no outstanding borrowings under these credit lines at May 31, 2012 and 2011. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of May 31, 2012, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $32.8, underwritten by banks primarily in the United States, Canada, Australia and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $6.5 at May 31, 2012 at a weighted average interest rate of 5.3%, compared to the equivalent of $0.7 at May 31, 2011 at a weighted average interest rate of 6.7%.

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

As noted above under “Loan Agreement,” the Company amended the terms of the Revolving Loan to extend the maturity date from June 1, 2012 to June 1, 2014. The Company intends, and has the ability, to use a portion of this credit facility to fully redeem the 5% Notes due 2013. Accordingly, the balance of the 5% Notes is excluded from current liabilities and classified as Long-term debt on the Company’s Consolidated Balance Sheet as of May 31, 2012.

6. COMMITMENTS AND CONTINGENCIES

Lease obligations

The Company leases warehouse space, office space and equipment under various capital and operating leases over periods ranging from one to forty years. Certain of these leases provide for scheduled rent increases based on price-level factors. The Company generally does not enter into leases that call for contingent rent. In most cases, the Company expects that, in the normal course of business, leases will be renewed or replaced. Net rent expense relating to the Company’s non-cancelable operating leases for the three fiscal years ended May 31, 2012, 2011 and 2010 was $38.9, $47.2 and $44.7, respectively.

Amortization of assets under capital leases covering land, buildings and equipment was $1.1, $1.2 and $3.5 for the fiscal years ended May 31, 2012, 2011 and 2010, respectively, and is included in Depreciation and amortization expense. The most significant of the Company’s capital leases is for the New York office where the Company’s headquarters are located. This capital lease has an imputed interest rate of 7.9% and the term ends July 2039.

The following table sets forth the composition of capital leases reflected as Property, Plant and Equipment in the Consolidated Balance Sheets at May 31:

	2012	2011

Land	$3.5	$3.5
Buildings	39.0	39.0
Equipment	1.0	3.0

	43.5	45.5
Accumulated amortization	(12.3)	(14.1)

Total	$31.2	$31.4

The following table sets forth the aggregate minimum future annual rental commitments at May 31, 2012 under all non-cancelable leases for fiscal years ending May 31:

	Operating Leases	Capital Leases

2013	$38.3	$6.0
2014	31.5	5.4
2015	26.6	5.1
2016	22.2	5.1
2017	16.4	5.9
Thereafter	54.4	185.2

Total minimum lease payments	$189.4	$212.7
Less minimum sublease income to be received	$18.0	$20.3

Minimum lease payments, net of sublease income	$171.4	$192.4
Less amount representing interest		155.3
Present value of net minimum capital lease payments		57.4
Less current maturities of capital lease obligations		1.0

Long-term capital lease obligations		$56.4

Other Commitments

The following table sets forth the aggregate minimum future contractual commitments at May 31, 2012 relating to royalty advances and minimum print quantities for fiscal years ending May 31:

	Royalty Advances	Minimum Print Quantities

2013	$7.1	$60.0
2014	1.2	61.1
2015	0.3	62.3
2016	0.4	49.8
2017	—	51.0
Thereafter	—	160.5

Total commitments	$9.0	$444.7

The Company had open standby letters of credit of $6.6 issued under certain credit lines as of May 31, 2012 and 2011, respectively. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

Contingencies

Various claims and lawsuits arising in the normal course of business are pending against the Company. The Company accrues a liability for such matters when it is probable that a liability has occurred and the amount of such liability can be reasonably estimated. When only a range can be estimated, the most probable amount in the range is accrued unless no amount within the range is a better estimate than any other amount, in which case the minimum amount in the range is accrued. Legal costs associated with litigation loss contingencies are expensed in the period in which they are incurred. The Company does not expect, in the case of those various claims and lawsuits arising in the normal course of business where a loss is considered probable or reasonably possible, after taking into account any amounts currently accrued, that the reasonably possible losses from such claims and lawsuits (either individually or in the aggregate) would have a material adverse effect on the Company’s consolidated financial position or results of operations.

Grolier Limited is an indirect subsidiary of Scholastic Corporation, located in the United Kingdom, which ceased operations in fiscal 2008 and the operations of which are included in discontinued operations. The Company is currently in the process of settling a Grolier Limited pension plan in effect at the time it ceased operations and is evaluating the potential pension liabilities under the plan relating to the status of the plan as a defined contribution or a defined benefit plan in the context of the conversion of the plan from a defined benefit to a defined contribution plan in 1986. The Company is not in a position to estimate a range of the reasonably possible liability at this time.

7. INVESTMENTS

Included in the Other assets and deferred charges section of the Company’s Consolidated Balance Sheets were investments of $20.6 and $20.4 at May 31, 2012 and May 31, 2011, respectively.

The Company owns a non-controlling interest in a book distribution business located in the UK, which is accounted for as a cost-basis investment. In fiscal 2011, the Company determined that these assets were other-than-temporarily impaired. The Company employed Level 3 fair value measures, including discounted cash flow projections, and recognized an impairment loss of $3.6. The carrying value of these assets was $5.2 as of May 31, 2012.

The Company’s 26.2% non-controlling interest in a children’s book publishing business located in the UK is accounted for using the equity method of accounting. The net value of this investment at May 31, 2012 was $15.4. The Company received $0.9 of dividends in fiscal 2012 from this investment.

The Company maintained an equity investment in an entity that produced and distributed educational children’s television programming. In the fourth quarter of fiscal 2012, the Company determined that these assets were other-than-temporarily impaired, and the Company recognized an impairment loss of $1.3 in Selling, general and administrative expense.

Income from equity investments totaled $2.6 for the year ended May 31, 2012, $1.8 for the year ended May 31, 2011 and $1.0 for the year ended May 31, 2010.

The following table summarizes the Company’s investments as of May 31:

	2012	2011

Cost method investments:
UK-based	$5.2	$5.7

Total cost method investments	$5.2	$5.7

Equity method investments:
UK-based	$15.4	$13.4
U.S.-based	—	1.3

Total equity method investments	$15.4	$14.7

Total	$20.6	$20.4

8. GOODWILL AND OTHER INTANGIBLES

Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the fiscal years ended May 31:

	2012	2011

Gross beginning balance	$175.0	$174.0
Accumulated impairment	(20.8)	(17.4)

Beginning balance	154.2	156.6
Additions due to acquisition	2.7	1.0
Impairment charge	—	(3.4)
Foreign currency translation	0.0	0.0
Other	0.8	—

Gross ending balance	178.5	175.0
Accumulated impairment	(20.8)	(20.8)

Ending balance	$157.7	$154.2

On February 8, 2012, the Company acquired the business and certain assets of Weekly Reader, a publisher of weekly educational classroom magazines designed for children in grades Pre-K–12, for $2.0 in cash and $4.8 in assumed liabilities, which have been fulfilled by the Company as of May 31, 2012. The Company utilized internally-developed discounted cash flow forecasts and market comparisons of royalty rates to determine the fair value of the assets acquired and the amount to be allocated to goodwill. As a result, the Company recognized $1.4 of goodwill and $5.4 of intangible assets. The results of operations of this business subsequent to the acquisition date are included in the Classroom and Supplemental Materials Publishing segment, and certain assets will benefit the Children’s Book Publishing and Distribution segment.

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

The following table summarizes Other intangibles subject to amortization as of May 31:

	2012	2011

Beginning balance-Customer lists	$0.7	$0.8
Additions due to acquisition	3.8	—
Amortization expense	(0.2)	(0.2)
Foreign currency translation	0.0	0.1

Customer lists, net of accumulated amortization of $1.3 and $1.1, respectively	$4.3	$0.7

Beginning balance-Other intangibles	$17.3	$2.2
Additions due to acquisition	—	5.6
Impairment charge	(5.4)	—

Reclassified from indefinite-lived intangible assets	—	10.7
Amortization expense	(1.4)	(1.2)
Other	(0.1)	—

Other intangibles, net of accumulated amortization of $10.5 and $4.2, respectively	$10.4	$17.3

Total other intangibles subject to amortization	$14.7	$18.0

Amortization expense for Other intangibles totaled $6.5, $1.4 and $0.8 for the fiscal years ended May 31, 2012, 2011 and 2010, respectively.

The following table reflects the estimated amortization expense for intangibles for the next five fiscal years ending May 31:

2013	$2.0
2014	1.9
2015	1.8
2016	1.7
2017	1.7

Intangible assets with definite lives consist principally of customer lists, covenants not to compete and trademarks. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is 8 years.

In fiscal 2011, the Company determined that certain intangible assets associated with publishing and trademark rights in the Children’s Book Publishing and Distribution segment, which were previously accounted for as indefinite-lived assets, were no longer indefinite-lived. Accordingly, the Company assessed these assets for impairment as of September 1, 2010, and subsequently commenced amortization of the assets. The Company determined that the fair value of the assets exceeded their carrying value as of September 1, 2010, and therefore no impairment was recognized. In fiscal 2012, due to declining revenues associated with these rights, the Company determined that these assets were not fully recoverable and recognized an impairment in amortization expense of $4.9 based upon the difference between the carrying value and the fair value of the asset and reduced the expected useful life of this asset. The Company employed Level 3 fair value measurement techniques to determine the fair value of these assets as of September 1, 2010, and as of May 31, 2012, including the relief from royalty method.

In fiscal 2011, the Company recognized $5.6 of amortizable intangible assets as a result of the Math Solutions acquisition. The Company utilized Level 3 fair value measurement inputs, using its own assumptions including internally-developed discounted cash flow forecasts and market comparisons, to determine the fair value of the intangible assets acquired.

The following table summarizes Other intangibles not subject to amortization as of May 31:

	2012	2011

Net carrying value by major class:
Trademarks and other	$2.0	$1.8

Total other intangibles not subject to amortization	$2.0	$1.8

Total other intangibles	$16.7	$19.8

9. TAXES

The components of earnings from continuing operations before income taxes for the fiscal years ended May 31 are:

	2012	2011	2010

United States	$146.3	$77.2	$113.4
Non-United States	$24.4	$7.2	$2.0

Total	$170.7	$84.4	$115.4

The provision for income taxes for the fiscal years ended May 31 consists of the following components:

	2012	2011	2010

Federal
Current	$49.4	$10.3	$11.5
Deferred	(8.2)	9.1	29.8

	$41.2	$19.4	$41.3

State and local
Current	$12.1	$3.8	$2.0
Deferred	(0.7)	2.2	1.1

	$11.4	$6.0	$3.1

International
Current	$12.8	$12.5	$8.6
Deferred	(3.4)	1.0	1.4

	$9.4	$13.5	$10.0

Total
Current	$74.3	$26.6	$22.1
Deferred	(12.3)	12.3	32.3

	$62.0	$38.9	$54.4

Effective Tax Rate Reconciliation

A reconciliation of the significant differences between the effective income tax rate and the federal statutory rate on earnings from continuing operations before income taxes for the fiscal years ended May 31 is as follows:

	2012	2011	2010

Computed federal statutory provision	35.0%	35.0%	35.0%
State income tax provision, net of federal income tax benefit	4.3%	5.2%	5.2%
Difference in effective tax rates on earnings of foreign subsidiaries	0.2%	-0.8%	-0.4%
Charitable contributions	-0.7%	-1.5%	-1.1%
Tax credits	-0.1%	-0.2%	-0.2%
Valuation allowances	-1.4%	5.9%	5.3%
Other - net	-1.0%	2.5%	3.4%

Effective tax rates	36.3%	46.1%	47.2%

Total provision for income taxes	$62.0	$38.9	$54.4

Unremitted Earnings

At May 31, 2012, the Company had not provided U.S. income taxes on accumulated but undistributed earnings of its non-U.S. subsidiaries of approximately $78.6, as substantially all of these undistributed earnings are expected to be permanently reinvested. However, if any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings. Determining the unrecognized deferred tax liability related to those investments in these non-U.S. subsidiaries is not practicable. The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested.

Deferred Taxes

The significant components for deferred income taxes for the fiscal years ended May 31, including deferred income taxes related to discontinued operations, are as follows:

	2012	2011

Deferred tax assets
Tax uniform capitalization	$16.8	$17.1
Inventory reserves	29.8	25.8
Allowance for doubtful accounts	7.8	6.5
Other reserves	41.2	23.2
Post-retirement, post-employment and pension obligations	23.1	21.3
Tax carryforwards	40.3	41.0
Lease accounting	10.1	9.4
Other - net	34.2	29.1

Gross deferred tax assets	203.3	173.4
Valuation allowance	(34.4)	(36.8)

Total deferred tax assets	$168.9	$136.6

Deferred tax liabilities
Prepaid expenses	(0.6)	(0.8)
Depreciation and amortization	(54.6)	(59.4)

Total deferred tax liability	$(55.2)	$(60.2)

Total net deferred tax assets	$113.7	$76.4

Total net deferred tax assets of $113.7 at May 31, 2012 and $76.4 at May 31, 2011 include $71.4 and $56.2, respectively, in current assets. Total noncurrent deferred tax assets of $42.3 and $20.2 are reflected in noncurrent assets at May 31, 2012 and 2011, respectively.

For the year ended May 31, 2012, the valuation allowance decreased by $2.4 and for the year ended May 31, 2011, the valuation allowance increased by $0.8. The valuation allowance is based on the Company’s assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. The valuation allowance at May 31, 2012 primarily relates to foreign operating loss carryforwards of $125.0, principally in the UK, which do not expire.

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

The total amount of unrecognized tax benefits at May 31, 2012, 2011 and 2010 were $38.7, excluding $7.1 accrued for interest and penalties, $30.8, excluding $5.9 accrued for interest and penalties, and $30.6, excluding $5.7 for accrued interest and penalties, respectively. Of the total amount of unrecognized tax benefits at May 31, 2012, 2011 and 2010, $18.1, $19.2 and $19.5, respectively, would impact the Company’s effective tax rate.

During the years presented, the Company recognized interest and penalties related to unrecognized tax benefits with the provision for taxes on the consolidated financial statements. The Company recognized an expense of $2.4, $1.0, and $1.9 at May 31, 2012, 2011, and 2010, respectively.

A reconciliation of the unrecognized tax benefits for the fiscal years ended May 31 is as follows:

Gross unrecognized benefits at May 31, 2009	$33.6
Decreases related to prior year tax positions	(17.6)
Increase related to prior year tax positions	15.1
Increases related to current year tax positions	4.0
Settlements during the period	(1.3)
Lapse of statute of limitation	(3.2)

Gross unrecognized benefits at May 31, 2010	$30.6
Decreases related to prior year tax positions	(2.9)
Increase related to prior year tax positions	2.5
Increases related to current year tax positions	2.8
Settlements during the period	(2.2)
Lapse of statute of limitation	—

Gross unrecognized benefits at May 31, 2011	$30.8
Decreases related to prior year tax positions	(0.8)
Increase related to prior year tax positions	9.5
Increases related to current year tax positions	1.7
Settlements during the period	(2.4)
Lapse of statute of limitation	(0.1)

Gross unrecognized benefits at May 31, 2012	$38.7

Unrecognized tax benefits for the Company increased by $7.9 and increased by $0.2 for the years ended May 31, 2012 and 2011, respectively. Although the timing of the resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next twelve months. However, given the number of years remaining subject to examination and the number of matters being examined, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

The Company, including subsidiaries, files income tax returns in the U.S., various states and various foreign jurisdictions. The Company is routinely audited by various tax authorities. At May 31, 2012, the Company is currently under audit by the Internal Revenue Service for its fiscal years ended May 31, 2007, 2008 and 2009. The Company is also contesting the disallowance of certain deductions in the fiscal year ended May 31, 2006. During fiscal 2012, New York State completed the audit for fiscal years ended May 31, 2002, 2003, 2004, and 2005. The Company is currently under audit by New York State for its fiscal years ended May 31, 2006, 2007 and 2008 and New York City for its fiscal years ended May 31, 2005, 2006 and 2007. If any of these tax examinations are concluded within the next twelve months, the Company will make any necessary adjustments to its unrecognized tax benefits.

Non-income Taxes

The Company is subject to tax examinations for sales-based taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. Where a liability associated with these examinations and assessments is probable and can be reliably estimable, the Company has made accruals for these matters which are reflected in the Company’s Consolidated Financial Statements. In the third quarter of fiscal 2012, the Company recorded accruals of $19.7 based on the current status of sales tax assessments in two jurisdictions. These amounts are included in the Consolidated Financial Statements in Selling, general and administrative expenses. Future developments relating to the foregoing could result in adjustments being made to these accruals.

10. CAPITAL STOCK AND STOCK-BASED AWARDS

Class A Stock and Common Stock

Capital stock consisted of the following as of May 31, 2012:

	Class A Stock	Common Stock	Preferred Stock

Authorized	4,000,000	70,000,000	2,000,000

Reserved for Issuance	1,499,000	7,480,698	—

Outstanding	1,656,200	29,795,911	—

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

Stock-based awards

At May 31, 2012, the Company maintained three stockholder-approved stock-based compensation plans with regard to the Common Stock: the Scholastic Corporation 1995 Stock Option Plan (the “1995 Plan”), under which no further awards can be made; the Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”), under which no further awards can be made; and the Scholastic Corporation 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan was adopted in July 2011, and provides for the issuance of incentive stock options; options that are not so qualified, called non-qualified stock options; restricted stock; and other stock-based awards.

The Company’s stock-based compensation vests over periods not exceeding four years. Provisions in the Company’s stock-based compensation plans allow for the acceleration of vesting for certain retirement-eligible employees, as well as in certain other events.

Stock Options – At May 31, 2012, non-qualified stock options to purchase 198,740 shares, 2,354,423 shares and 610,912 shares of Common Stock were outstanding under the 1995 Plan, the 2001 Plan and the 2011 Plan, respectively. During fiscal 2012, Mr. Robinson, the Chief Executive Officer of the Corporation, was granted 224,172 options at an exercise price of $28.18 under the 2011 Plan, and an additional 395,380 options were granted under the 2011 Plan to other grantees at a weighted average exercise price of $28.47.

At May 31, 2012, 1,285,278 shares of Common Stock were available for additional awards under the 2011 Plan.

The Company also maintains the 1997 Outside Directors’ Stock Option Plan (the “1997 Directors’ Plan”), a stockholder-approved stock option plan for outside directors under which no further awards may be made. The 1997 Directors’ Plan, as amended, provided for the automatic grant to each non-employee director on the date of each annual stockholders’ meeting of non-qualified stock options to purchase 6,000 shares of Common Stock. At May 31, 2012, options to purchase 174,000 shares of Common Stock were outstanding under the 1997 Directors’ Plan.

In September 2007, the Corporation adopted the Scholastic Corporation 2007 Outside Directors’ Stock Incentive Plan (the “2007 Directors Plan”). From September 2007 through September 2011, the 2007 Directors Plan provided for the automatic grant to each non-employee director on the date of each annual meeting of stockholders of non-qualified stock options to purchase 3,000 shares of Common Stock at a purchase price per share equal to the fair market value of a share of Common Stock on the date of grant and 1,200 restricted stock units. In September 2011, 27,000 options at an exercise price of $26.73 per share and 10,800 restricted stock units were granted under the 2007 Directors Plan. As of May 31, 2012, 111,000 options were outstanding under the 2007 Directors Plan and 333,800 shares of Common Stock remained available for additional awards under the 2007 Directors Plan.

In July 2012, the Board approved an amended and restated 2007 Outside Directors Plan (the “Amended 2007 Directors Plan”), which is subject to receiving stockholder approval at the September 2012 annual meeting of stockholders. The Amended 2007 Directors Plan provides for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of stock options and restricted stock units with a value equal to a fixed dollar amount. Such dollar amount, as well as the split of such amount between stock options and restricted stock units, will be determined annually by the Board (or committee designated by the Board) in advance of the grant date. Under the Amended 2007 Directors Plan, the value of the stock option portion of the annual grant is determined based on the Black-Scholes option pricing method, with the exercise price being the fair market value of the Common Stock on the grant date, and the value of the restricted stock unit portion is the fair market value of the Common Stock on the grant date. In July 2012, the Board approved the automatic grant, on September 19, 2012, the date of the next annual meeting of stockholders, of stock options and restricted stock units with a value of $70,000, with 40% of such value to be in the form of options and 60% in the form of restricted stock units.

The Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”) provided for the grant to Richard Robinson, the Chief Executive Officer of the Corporation as of the effective date of the Class A Plan, of options to purchase Class A Stock (the “Class A Options”). In fiscal 2012, there were no awards granted under the Class A Plan. As of May 31, 2012, there were 1,499,000 Class A Options granted to Mr. Robinson outstanding under the Class A Plan, and no shares of Class A Stock remained available for additional awards under the Class A Plan.

Generally, options granted under the various plans may not be exercised for a minimum of one year after the date of grant and expire approximately ten years after the date of grant. The intrinsic value of these stock options is deductible by the Company for tax purposes upon exercise. The Company amortizes the fair value of stock options as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances.

The following table sets forth the intrinsic value of stock options exercised, pretax stock-based compensation cost and related tax benefits for the Class A Stock and Common Stock plans for the fiscal years ended May 31:

	2012	2011	2010

Total intrinsic value of stock options exercised	$5.0	$0.4	$0.3

Stock-based compensation cost (pretax)	$12.2	$13.7	$14.0

Tax benefits related to stock-based compensation cost	$1.8	$1.8	$2.1

Weighted average grant date fair value per option	$9.30	$8.15	$8.34

As of May 31, 2012, the total pretax compensation cost not yet recognized by the Company with regard to outstanding unvested stock options was $3.1. The weighted average period over which this compensation cost is expected to be recognized is 2.0 years.

The following table sets forth the stock option activity for the Class A Stock and Common Stock plans for the fiscal year ended May 31, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at May 31, 2011	5,404,866	$30.28
Granted	646,552	$28.38
Exercised	(724,613)	$27.75
Expired	(335,040)	$41.44
Cancellations and forfeitures	(43,690)	$26.31

Outstanding at May 31, 2012	4,948,075	$29.69	5.2	$5.1
Exercisable at May 31, 2012	3,497,113	$31.30	4.0	$2.2

Restricted Stock Units – In addition to stock options, the Company has issued restricted stock units to certain officers and key executives under the 2011 Plan (“Stock Units”). The Stock Units automatically convert to shares of Common Stock on a one-for-one basis as the award vests, which is typically over a four-year period beginning thirteen months from the grant date and thereafter annually on the anniversary of the grant date. There were 255,684 shares of Common Stock issued upon conversion of Stock Units during fiscal 2012. The Company measures the value of Stock Units at fair value based on the number of Stock Units granted and the price of the underlying Common Stock on the grant date. The Company amortizes the fair value of outstanding Stock Units as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances.

The following table sets forth the RSU activity for the fiscal year ended May 31:

	2012	2011	2010

RSUs granted	205,620	141,600	401,541

Weighted average grant date price per unit	$27.92	$25.03	$20.11

As of May 31, 2012, the total pretax compensation cost not yet recognized by the Company with regard to unvested Stock Units was $5.6. The weighted average period over which this compensation cost is expected to be recognized is 2.5 years.

Management Stock Purchase Plan - The Company maintains a Management Stock Purchase Plan (“MSPP”), which allows certain members of senior management to defer up to 100% of their annual cash bonus payments in the form of Restricted Stock Units (“RSUs”) which are purchased by the employee at a 25% discount from the lowest closing price of the Common Stock on NASDAQ on any day during the fiscal quarter in which such bonuses are payable. The RSUs are converted into shares of Common Stock on a one-for-one basis at the end of the applicable deferral period. The Company measures the value of RSUs based on the number of RSUs granted and the price of the underlying Common Stock on the grant date, giving effect to the 25% discount. The Company amortizes this discount as stock-based compensation expense over the vesting term on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances.

The following table sets forth the MSPP RSU activity for the fiscal year ended May 31:

	2012	2011

MSPP RSUs allocated	22,486	121,550

Purchase price per unit	$17.78	$16.90

At May 31, 2012, there were 468,372 shares of Common Stock remaining authorized for issuance under the MSPP.

As of May 31, 2012, the total pretax compensation cost not yet recognized by the Company with regard to unvested RSUs under the MSPP was $0.1. The weighted average period over which this compensation cost is expected to be recognized is 1.5 years.

The following table sets forth Stock Unit and RSU activity for the year ended May 31, 2012:

	Stock Units/RSUs	Weighted Average grant date fair value

Nonvested as of May 31, 2011	752,404	$21.51
Granted	238,906	$27.14
Vested	(255,684)	$23.49
Forfeited	(24,731)	$20.59

Nonvested as of May 31, 2012	710,895	$22.81

The total fair value of shares vested during the fiscal years ended May 31, 2012, 2011 and 2010 was $6.0, $4.1 and $2.6, respectively.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”), which is offered to eligible United States employees. The ESPP permits participating employees to purchase Common Stock, with after-tax payroll deductions, on a quarterly basis at a 15% discount from the closing price of the Common Stock on NASDAQ. In fiscal 2012, the ESPP was amended to provide that the purchase of Common Stock occurs on the last business day of the calendar quarter. The Company recognizes the discount of the Common Stock issued under the ESPP as stock-based compensation expense in the quarter in which the employees participated in the plan.

The following table sets forth the ESPP share activity for the fiscal year ended May 31:

	2012	2011

Shares issued	54,967	88,370

Weighted average purchase price per share	$23.45	$22.75

At May 31, 2012, there were 287,973 shares of Common Stock remaining authorized for issuance under the ESPP.

11. TREASURY STOCK

The Company has authorizations made by the Board of Directors to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions, as summarized in the table below:

Authorization	Amount

December 2007	$20.0
May 2008	20.0
November 2008	10.0
February 2009	5.0
December 2009	20.0
September 2010	44.0	(a)

Subtotal	$119.0

Less repurchases made from December 2007 through May 2012	(87.6)

Remaining Board authorization at May 31, 2012	$31.4

(a) Represents the remainder of a $200.0 authorization after giving effect to the purchase of 5,199,699 shares at $30.00 per share pursuant to a large share repurchase in the form of a modified Dutch auction tender offer that was completed by the Company on November 3, 2010 for a total cost of $156.0, excluding related fees and expenses.

During the twelve months ended May 31, 2012, the Company repurchased approximately 0.5 million shares on the open market for approximately $13.1 at an average cost of $27.48 per share.

The Company’s repurchase program may be suspended at any time without prior notice.

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

Grolier Ltd., an indirect subsidiary of Scholastic Corporation located in Canada, provided a defined benefit pension plan (the “Grolier Canada Pension Plan”) that covered its employees who met certain eligibility requirements. All full-time employees were eligible to participate in the plan after two years of employment. Employees were not required to contribute to the fund. In fiscal 2011, the Company completed the settlement of its outstanding liabilities under the Grolier Canada Pension Plan by purchasing non-participating annuities to service these liabilities prospectively. Accordingly, net liabilities of $1.3 were settled with $1.2 of contributions above plan assets, and the Company recognized $4.2 of expense in fiscal 2011 related to the settlement of this pension plan.

The Company’s pension plans have a measurement date of May 31.

Post-Retirement Benefits

The Company provides post-retirement benefits to retired United States-based employees (the “Post-Retirement Benefits”) consisting of certain healthcare and life insurance benefits. Employees may become eligible for these benefits after completing certain minimum age and service requirements. At May 31, 2012, the unrecognized prior service credit remaining was $0.8. Effective June 1, 2009, the Company modified the terms of the Post-Retirement Benefits, effectively excluding a large percentage of employees from the plan.

The Medicare Prescription Drug, Improvement and Modernization Act (the “Medicare Act”) introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy of 28% to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D. The Company has determined that the Post-Retirement Benefits provided to the retiree population are in aggregate the actuarial equivalent of the benefits under Medicare Part D. As a result, in fiscal 2012, 2011 and 2010, the Company recognized a cumulative reduction of its accumulated post-retirement benefit obligation of $2.9, $3.0 and $2.8, respectively, due to the Federal subsidy under the Medicare Act.

The following table sets forth the weighted average actuarial assumptions utilized to determine the benefit obligations for the Pension Plan, the UK Pension Plan and the Grolier Canada Pension Plan (collectively the “Pension Plans”), including the Post-Retirement Benefits, at May 31:

	Pension Plans			Post-Retirement Benefits

	2012	2011	2010	2012	2011	2010

Weighted average assumptions used to determine benefit obligations:
Discount rate	4.0%	5.1%	5.4%	3.9%	5.0%	5.4%
Rate of compensation increase	3.3%	4.3%	4.3%	—	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.1%	5.4%	6.7%	5.0%	5.4%	6.7%
Expected long-term return on plan assets	7.7%	7.5%	7.7%	—	—	—
Rate of compensation increase	4.3%	4.3%	3.6%	—	—	—

To develop the expected long-term rate of return on assets assumption for the Pension Plans, the Company considers historical returns and future expectations. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an assumed weighted average long-term rate of return of 7.7% for all of the Pension Plans.

The following table sets forth the change in benefit obligation for the Pension Plans and Post-Retirement Benefits at May 31:

	Pension Plans		Post-Retirement Benefits

	2012	2011	2012	2011

Change in benefit obligation:
Benefit obligation at beginning of year	$173.9	$171.1	$38.3	$34.4
Service cost	—	0.3	0.0	—
Interest cost	8.4	8.9	1.7	1.9
Plan participants’ contributions	—	—	0.4	0.5
Settlements	—	(7.5)	—	—
Actuarial losses	11.1	6.0	1.7	4.7
Foreign currency translation	(1.9)	3.7	—	—
Benefits paid, including expenses	(9.3)	(8.6)	(2.5)	(3.2)

Benefit obligation at end of year	$182.2	$173.9	$39.6	$38.3

The following table sets forth the change in plan assets for the Pension Plans and Post-Retirement Benefits at May 31:

	Pension Plans		Post-Retirement Benefits

	2012	2011	2012	2011

Change in plan assets:
Fair value of plan assets at beginning of year	$146.7	$126.5	$—	$—
Actual return on plan assets	(0.2)	24.6	—	—
Employer contributions	9.9	9.2	2.2	2.7
Benefits paid, including expenses	(9.3)	(8.6)	(2.6)	(3.2)
Settlements	—	(7.5)	—	—
Plan participants’ contributions	—	—	0.4	0.5
Foreign currency translation	(1.3)	2.5	—	—

Fair value of plan assets at end of year	$145.8	$146.7	$—	$—

The following table sets forth the net underfunded status of the Pension Plans and Post-Retirement Benefits and the related amounts recognized on the Company’s Consolidated Balance Sheets at May 31:

	Pension Plans		Post-Retirement Benefits

	2012	2011	2012	2011

Current liabilities	$—	$—	$3.4	$2.8
Non-current liabilities	36.4	27.2	36.2	35.5

Net underfunded balance	$36.4	$27.2	$39.6	$38.3

The following amounts were recognized in Accumulated other comprehensive loss for the Pension Plans and Post- Retirement Benefits in the Company’s Consolidated Balance Sheets at May 31:

	Pension Plans	2012 Post - Retirement Benefits	Total	Pension Plans	2011 Post - Retirement Benefits	Total

Net actuarial gain (loss)	$(76.4)	$(19.2)	$(95.6)	$(56.4)	$(21.3)	$(77.7)
Net prior service credit	—	0.8	0.8	—	1.5	1.5

Net amount recognized in Accumulated other comprehensive income (loss)	$(76.4)	$(18.4)	$(94.8)	$(56.4)	$(19.8)	$(76.2)

The estimated net loss for the Pension Plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the Company’s fiscal year ending May 31, 2013 is $2.2. The estimated net loss and prior service credit for the Post-Retirement Benefits that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the fiscal year ending May 31, 2013 are $3.8 and $0.4, respectively. Income tax benefit of $6.5 and income tax expense of $4.0 were recognized in Accumulated other comprehensive loss at May 31, 2012 and 2011, respectively.

The following table sets forth information with respect to the Pension Plans with accumulated benefit obligations in excess of plan assets for the fiscal years ended May 31:

	2012	2011

Projected benefit obligations	$182.2	$173.9
Accumulated benefit obligations	181.1	172.8
Fair value of plan assets	145.8	146.7

The following table sets forth the net periodic (benefit) cost for the Pension Plans and Post-Retirement Benefits for the fiscal years ended May 31:

	Pension Plans			Post - Retirement Benefits

	2012	2011	2010	2012	2011	2010

Components of net periodic (benefit) cost:
Service cost	$—	$0.3	$0.1	$0.0	$—	$—
Interest cost	8.4	8.9	9.7	1.7	1.9	1.6
Expected return on assets	(10.8)	(9.4)	(8.1)	—	—	—
Net amortization and deferrals	—	—	(0.1)	(0.6)	(0.7)	(0.7)
Settlement	—	4.2	0.8	—	—	—
Recognized net actuarial loss	1.4	1.8	1.6	3.8	2.6	1.2

Net periodic (benefit) cost	$(1.0)	$5.8	$4.0	$4.9	$3.8	$2.1

Plan Assets

The Company’s investment policy with regard to the assets in the Pension Plans is to actively manage, within acceptable risk parameters, certain asset classes where the potential exists to outperform the broader market.

The following table sets forth the total weighted average asset allocations for the Pension Plans by asset category at May 31:

	2012	2011

Equity securities	63.5%	68.7%
Debt securities	26.5%	23.4%
Real estate	1.0%	1.1%
Other	9.0%	6.8%

	100.0%	100.0%

The following table sets forth the targeted weighted average asset allocations for the Pension Plans included in the Company’s investment policy:

	US Pension Plan	UK Pension Plan

Equity	70%	40%
Debt and cash equivalents	30%	30%
Real estate and other	0%	30%

	100%	100%

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

The following table sets forth the measurement of the Company’s Pension Plans’ assets at fair value by asset category at the respective dates:

	Assets at Fair Value as of May 31, 2012

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$7.4	$—	$—	$7.4
Equity securities:
U.S. (1)	73.0	—	—	73.0
International (2)	11.2	8.3	—	19.5
Fixed Income (3)	32.2	6.4	—	38.6
Annuities	—	—	5.8	5.8
Real estate (4)	—	1.5		1.5

Total	$123.8	$16.2	$5.8	$145.8

	Assets at Fair Value as of May 31, 2011

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$4.4	$—	$—	$4.4
Equity securities:
U.S. (1)	71.4	—	—	71.4
International (2)	17.8	11.5	—	29.3
Fixed Income (3)	31.1	3.1	—	34.2
Annuities	—	—	5.7	5.7
Real estate (4)	—	1.7	—	1.7

Total	$124.7	$16.3	$5.7	$146.7

(1)	Funds which invest in a diversified portfolio of publicly traded U.S. common stocks of large-cap, medium-cap and small-cap companies. There are no restrictions on these investments.

(2)	Funds which invest in a diversified portfolio of publicly traded common stock of non-U.S. companies, primarily in Europe and Asia. There are no restrictions on these investments.

(3)	Funds which invest in a diversified portfolio of publicly traded government bonds, corporate bonds and mortgage-backed securities. There are no restrictions on these investments.

(4)

Represents assets of a non-U.S. entity plan invested in a fund whose underlying investments are comprised of properties. The fund has publicly available quoted market prices and there are no restrictions on these investments.

The Company has purchased annuities to service fixed payments to certain retired plan participants in the UK. These annuities are purchased from investment grade counterparties. These annuities are not traded on open markets, and are therefore valued based upon the actuarial determined valuation, and related assumptions, of the underlying projected benefit obligation, a Level 3 valuation technique. The fair value of these assets was $5.8 and $5.7 at May 31, 2012 and May 31, 2011, respectively. The following table summarizes the changes in fair value of these Level 3 assets for the fiscal years ended May 31, 2012 and 2011:

Balance at May 31, 2010	$4.9
Actual Return on Plan Assets:
Relating to assets still held at May 31, 2011	0.2
Relating to assets sold during the year	—
Purchases, sales and settlements, net	—
Transfers in and/or out of Level 3	—
Foreign currency translation	0.6

Balance at May 31, 2011	$5.7

Actual Return on Plan Assets:
Relating to assets still held at May 31, 2012	0.7
Relating to assets sold during the year	—
Purchases, sales and settlements, net	(0.3)
Transfers in and/or out of Level 3	—
Foreign currency translation	(0.3)

Balance at May 31, 2012	$5.8

Contributions

In fiscal 2013, the Company expects to contribute $10.6 to the Pension Plans.

Estimated future benefit payments

The following table sets forth the expected future benefit payments under the Pension Plans and the Post-Retirement Benefits by fiscal year:

		Post - Retirement

	Pension Benefits	Benefit Payments	Medicare Subsidy Receipts

2013	$14.7	$3.1	$0.2
2014	16.2	3.2	0.2
2015	11.3	3.2	0.3
2016	11.4	3.1	0.3
2017	11.1	3.1	0.3
2018-2022	50.6	14.2	1.6

Assumed health care cost trend rates at May 31:

	2012	2011

Health care cost trend rate assumed for the next fiscal year	7.5%	8.3%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2020	2020

Assumed health care cost trend rates could have a significant effect on the amounts reported for the post-retirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	2012	2011

Total service and interest cost - 1% increase	$0.2	$0.2
Total service and interest cost - 1% decrease	(0.2)	(0.2)
Post-retirement benefit obligation - 1% increase	4.3	4.1
Post-retirement benefit obligation - 1% decrease	(3.7)	(3.5)

Defined contribution plans

The Company also provides defined contribution plans for certain eligible employees. In the United States, the Company sponsors a 401(k) retirement plan and has contributed $7.4, $6.9 and $5.0 for fiscal 2012, 2011 and 2010, respectively.

13. ACCRUED SEVERANCE

The table below provides information regarding the Company’s severance cost associated with certain cost reduction measures. Accrued severance, which includes the severance associated with these cost reduction measures, of $2.7 and $1.9 as of May 31, 2012 and 2011, respectively, is included in “Other accrued expenses” on the Company’s Consolidated Balance Sheets.

	2012	2011

Beginning balance	$1.9	$3.4
Accruals	14.9	6.7
Payments	(14.1)	(8.2)

Ending balance	$2.7	$1.9

14. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the Basic and Diluted earnings (loss) per share computation for the fiscal years ended May 31:

	2012	2011	2010

Earnings (loss) from continuing operations attributable to Class A and Common Shares	$108.2	$45.2	$61.0
Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	(6.3)	(6.1)	(4.9)

Net income (loss) attributable to Class A and Common Shares	101.9	39.1	56.1

Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	31.2	33.1	36.5

Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.5	0.5	0.3

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	31.7	33.6	36.8

Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$3.47	$1.36	$1.67
Earnings (loss) from discontinued operations, net of tax	$(0.20)	$(0.18)	$(0.13)
Net income (loss)	$3.27	$1.18	$1.54

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$3.41	$1.34	$1.65
Earnings (loss) from discontinued operations, net of tax	$(0.20)	$(0.18)	$(0.13)
Net income (loss)	$3.21	$1.16	$1.52

Earnings from continuing operations exclude earnings of $0.5 and $0.3 for the years ended May 31, 2012 and 2011, respectively, for earnings attributable to participating restricted stock units.

In a period in which the Company reports a discontinued operation, Earnings (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive.

A portion of the Company’s restricted stock units granted to employees participates in earnings through cumulative non-forfeitable dividends payable to the employees upon vesting of the restricted stock units. Accordingly, the Company measures earnings per share based upon the two-class method.

Options that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled: 3,962,650 at May 31, 2012; 4,341,331 at May 31, 2011; and 5,264,202 at May 31, 2010. Options outstanding pursuant to compensation plans were 4.9 million and 5.4 million as of May 31, 2012 and 2011, respectively.

As of May 31, 2012, $31.4 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors.

See Note 11, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

15. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following at May 31:

	2012	2011

Accrued payroll, payroll taxes and benefits	$48.1	$45.0
Accrued bonus and commissions	57.3	32.6
Accrued other taxes	42.8	20.1
Accrued advertising and promotions	36.1	27.2
Accrued income taxes	10.2	5.5
Accrued insurance	8.4	8.4
Other accrued expenses	30.6	34.5

Total accrued expenses	$233.5	$173.3

16. OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following for the fiscal years ended May 31:

	2012	2011	2010

Acquisition costs	$(0.1)	$(0.4)	$—
Gain on repurchase of notes	—	—	0.9

Total Other income (expense)	$(0.1)	$(0.4)	$0.9

17. OTHER FINANCIAL DATA

Other financial data consisted of the following for the fiscal years ended May 31:

	2012	2011	2010

Advertising expense	$147.9	$155.7	$149.6
Prepublication and production costs	127.4	125.1	117.8
Amortization of prepublication and production costs	55.1	51.1	51.0
Foreign currency translation gain (loss)	0.7	(1.3)	0.5

Purchases related to contractual commitments relating to minimum print quantities during fiscal years	$61.1	$44.9	$39.1

	2012	2011

Unredeemed credits issued in conjuction with the Company’s school-based book club and book fair operations (included in other accrued expenses)	$9.2	$9.0

Components of Accumulated other comprehensive income (loss):
Foreign Currency Translation	$(10.9)	$(2.7)
Pension Obligations (net of tax of $31.5 and $25.0)	(63.3)	(51.2)

Accumulated other comprehensive income (loss)	$(74.2)	$(53.9)

18. DERIVATIVES AND HEDGING

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings, and it recognizes the unrealized gain or loss in other current assets or liabilities. Unrealized gains of $0.5 were recognized at May 31, 2012 and unrealized losses of $0.5 were recognized at May 31, 2011, respectively.

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

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, debt and foreign currency forward contracts. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The Company employs Level 2 fair value measurements for the disclosure of the fair value of its 5% Notes and its various lines of credit. For a more complete description of fair value measurements employed, see Note 5, “Debt.” The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure.

Non-financial assets and liabilities for which the Company employs fair value measures on a non-recurring basis include:

•	Long-lived assets
•	Investments
•	Assets acquired in a business combination
•	Goodwill and indefinite-lived intangible assets
•	Long-lived assets held for sale

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets and liabilities. The following tables present non-financial assets that were measured and recorded at fair value on a non-recurring basis and the total impairment losses and additions recognized on those assets:

	Net carrying value as of May 31, 2012	Fair value measured and recorded using			Impairment losses for fiscal year ended May 31, 2012	Additions due to acquisitions
		Level 1	Level 2	Level 3

Goodwill	$2.7	$—	$—	$2.7	$—	$2.7

Other Intangible assets impairment	4.9	—	—	4.9	6.8	—

Other Intangible assets	5.4	—	—	5.4	—	5.4

Production assets	0.6	—	—	0.6	4.0	—

Investments	—	—	—	—	1.3	—

	Net carrying value as of May 31, 2011	Fair value measured and recorded using			Impairment losses for fiscal year ended May 31, 2011	Additions due to acquisitions
		Level 1	Level 2	Level 3

Goodwill impairment	$—	$—	$—	$—	$3.4	$—

Goodwill	1.0	—	—	1.0	—	1.0

Other Intangible assets	5.6	—	—	5.6	—	5.6

Property, plant and equipment, net	—	—	—	—	1.4	—

Prepublication assets	—	—	—	—	2.7	—

Investments	5.7	—	—	5.7	3.6	—

	Net carrying value as of May 31, 2010	Fair value measured and recorded using			Impairment losses for fiscal year ended May 31, 2010	Additions due to acquisitions
		Level 1	Level 2	Level 3

Goodwill impairment	$—	$—	$—	$—	$0.4	$—

Other Intangible assets impairment	—	—	—	—	31.3	—

Other Intangible assets	0.8	—	—	0.8	3.8	5.1

Prepublication assets	—	—	—	—	7.6	—

Investments	—	—	—	—	1.5	—

20. SUBSEQUENT EVENTS

On July 18, 2012, the Board of Directors declared a regular cash dividend of $0.125 per Class A and Common share in respect of the first quarter of fiscal 2013. The dividend is payable on September 17, 2012 to shareholders of record on August 31, 2012.

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF SCHOLASTIC CORPORATION

We have audited the accompanying consolidated balance sheets of Scholastic Corporation as of May 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended May 31, 2012. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scholastic Corporation at May 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Scholastic Corporation’s internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 26, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
July 26, 2012

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF SCHOLASTIC CORPORATION

We have audited Scholastic Corporation’s internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Scholastic Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Scholastic Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Scholastic Corporation as of May 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended May 31, 2012, and our report dated July 26, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
July 26, 2012

Supplementary Financial Information

		Summary of Quarterly Results of Operations (Unaudited, amounts in millions except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Ended May 31,

2012

Revenues	$318.0	$685.3	$467.0	$678.5	$2,148.8

Cost of Goods Sold	160.4	285.7	219.6	323.5	989.2
Earnings (loss) from continuing operations	(25.1)	83.3	(9.9)	60.4	108.7
Earnings (loss) from discontinued operations, net of tax	(2.0)	(0.5)	(0.4)	(3.4)	(6.3)
Net income (loss)	(27.1)	82.8	(10.3)	57.0	102.4
Earnings (loss) per share of Class A and Common Stock:
Basic:
Earnings (loss) from continuing operations	(0.81)	2.66	(0.32)	1.91	3.47
Earnings (loss) from discontinued operations, net of tax	(0.06)	(0.02)	(0.01)	(0.11)	(0.20)
Net income (loss)	(0.87)	2.64	(0.33)	1.80	3.27
Diluted:
Earnings (loss) from continuing operations	(0.81)	2.62	(0.32)	1.86	3.41
Earnings (loss) from discontinued operations, net of tax	(0.06)	(0.02)	(0.01)	(0.10)	(0.20)
Net income (loss)	(0.87)	2.60	(0.33)	1.76	3.21

2011

Revenues	$290.4	$667.9	$384.3	$545.3	$1,887.9
Cost of Goods Sold	147.3	291.2	193.8	241.4	873.7
Earnings (loss) from continuing operations	(33.9)	77.1	(24.0)	26.3	45.5
Earnings (loss) from discontinued operations, net of tax	(1.3)	(2.2)	(1.1)	(1.5)	(6.1)
Net income (loss)	(35.2)	74.9	(25.1)	24.8	39.4
Earnings (loss) per share of Class A and Common Stock:
Basic:
Earnings (loss) from continuing operations	(0.94)	2.23	(0.77)	0.84	1.36
Earnings (loss) from discontinued operations, net of tax	(0.04)	(0.06)	(0.04)	(0.04)	(0.18)
Net income (loss)	(0.98)	2.17	(0.81)	0.80	1.18
Diluted:
Earnings (loss) from continuing operations	(0.94)	2.20	(0.77)	0.83	1.34
Earnings (loss) from discontinued operations, net of tax	(0.04)	(0.06)	(0.04)	(0.05)	(0.18)
Net income (loss)	(0.98)	2.14	(0.81)	0.78	1.16

Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A | Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of May 31, 2012, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management (with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer), after conducting an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2012.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting as of May 31, 2012, which is included herein. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2012 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B | Other Information

None.

Part III

Item 10 | Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 19, 2012 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Certain information regarding the Corporation’s Executive Officers is set forth in Part I - Item 1 - Business.

Item 11 | Executive Compensation

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 19, 2012 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 19, 2012 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13 | Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 19, 2012 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14 | Principal Accounting Fees and Services

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 19, 2012 to be filed pursuant to Regulation 14A under the Exchange Act.

Part IV

Item 15 | Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:

The following consolidated financial statements are included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”:

Consolidated Statements of Operations for the years ended May 31, 2012, 2011 and 2010

Consolidated Balance Sheets at May 31, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended May 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended May 31, 2012, 2011 and 2010

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

4.2

Amendment No. 1, dated as of August 16, 2010, to the Credit Agreement, dated as of June 1, 2007 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 1, 2010) (the “August 30, 2010 10-Q”).

4.3

Amendment No. 2, dated as of October 25, 2011 to the Credit Agreement, dated as of June 1, 2007 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on December 22, 2011) (the “November 30, 2011 10-Q”).

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

10.18**	Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the November 30, 2011 10-Q).

10.19**	Form of Non-Qualified Stock Option Agreement under the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the November 30, 2011 10-Q).

10.20**

Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on March 23, 2012).

10.21**	Amendment No. 1 to the Amended and Restated Management Stock Purchase Plan.

21	Subsidiaries of the Corporation, as of July 20, 2012.

23	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer of the Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Document ***

101.DEF	XBRL Taxonomy Extension Definitions Document ***

101.LAB	XBRL Taxonomy Extension Labels Document ***

101.PRE	XBRL Taxonomy Extension Presentation Document ***

*

Such long-term debt does not individually amount to more than 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. Accordingly, pursuant to Item 601(b)(4)(iii) of Regulation S-K, such instrument is not filed herewith. The Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.

**	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 26, 2012	SCHOLASTIC CORPORATION

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

Signature	Title	Date

/s/ Richard Robinson	Chairman of the Board, President and	July 26, 2012
Chief Executive Officer and Director
Richard Robinson	(principal executive officer)

/s/ Maureen O’Connell	Executive Vice President, Chief Administrative	July 26, 2012
Officer and Chief Financial Officer
Maureen O’Connell	(principal financial and accounting officer)

/s/ James W. Barge	Director	July 26, 2012

James W. Barge

/s/ Marianne Caponnetto	Director	July 26, 2012

Marianne Caponnetto

Signature	Title	Date

/s/ John L. Davies	Director	July 26, 2012

John L. Davies

/s/ Andrew S. Hedden	Director	July 26, 2012

Andrew S. Hedden

/s/ Mae C. Jemison	Director	July 26, 2012

Mae C. Jemison

/s/ Peter M. Mayer	Director	July 26, 2012

Peter M. Mayer

/s/ John G. McDonald	Director	July 26, 2012

John G. McDonald

/s/ Augustus K. Oliver	Director	July 26, 2012

Augustus K. Oliver

/s/ Richard M. Spaulding	Director	July 26, 2012

Richard M. Spaulding

/s/ Margaret A. Williams	Director	July 26, 2012

Margaret A. Williams

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K
YEAR ENDED MAY 31, 2012
ITEM 15(c)

S-1

Schedule II

Valuation and Qualifying Accounts and Reserves

	(Amounts in millions) Years ended May 31,

	Balance at Beginning of Year	Expensed	Write-Offs and Other		Balance at End of Year

2012

Allowance for doubtful accounts	$22.3	$12.3	$8.7		$25.9
Reserve for returns	33.0	81.8	57.3	(1)	57.5
Reserves for obsolescence	82.2	48.1	39.5		90.8
Reserve for royalty advances	71.8	6.5	0.5		77.8

2011

Allowance for doubtful accounts	$18.5	$13.6	$9.8		$22.3
Reserve for returns	30.9	69.6	67.5	(1)	33.0
Reserves for obsolescence	78.1	27.3	23.2		82.2
Reserve for royalty advances	68.9	4.5	1.6		71.8

2010

Allowance for doubtful accounts	$15.2	$9.5	$6.2		$18.5
Reserve for returns	34.5	62.8	66.4	(1)	30.9
Reserves for obsolescence	74.4	27.2	23.5		78.1
Reserve for royalty advances	72.6	6.8	10.5		68.9

(1)	Represents actual returns charged to the reserve

S-2