Form 10-Q
period 2012-08-31
SCHOLASTIC CORP
filed 2012-09-28
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2012	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of August 31, 2012

Common Stock, $.01 par value	30,006,581
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2012
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended

	August 31,	August 31,

	2012	2011

Revenues	$293.6	$318.0

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization)	151.1	160.4
Selling, general and administrative expenses (exclusive of depreciation and amortization)	173.9	175.7
Depreciation and amortization	16.1	15.1

Total operating costs and expenses	341.1	351.2

Operating income (loss)	(47.5)	(33.2)

Interest expense, net	(3.7)	(3.9)

Earnings (loss) from continuing operations before income taxes	(51.2)	(37.1)

Provision (benefit) for income taxes	(19.2)	(12.0)

Earnings (loss) from continuing operations	(32.0)	(25.1)

Earnings (loss) from discontinued operations, net of tax	(0.1)	(2.0)

Net income (loss)	$(32.1)	$(27.1)

Basic and diluted earnings (loss) per Share of Class A and Common Stock

Basic:
Earnings (loss) from continuing operations	$(1.02)	$(0.81)

Earnings (loss) from discontinued operations, net of tax	$(0.00)	$(0.06)
Net income (loss)	$(1.02)	$(0.87)
Diluted:
Earnings (loss) from continuing operations	$(1.02)	$(0.81)

Earnings (loss) from discontinued operations, net of tax	$(0.00)	$(0.06)
Net income (loss)	$(1.02)	$(0.87)

Dividends declared per Class A and Common share	$0.125	$0.100

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED
(Dollar amounts in millions)

	Three months ended

	August 31,	August 31,

	2012	2011

Net income (loss)	$(32.1)	$(27.1)

Other comprehensive income (loss), net:
Foreign currency translation adjustments	5.1	0.5

Pension and post-retirement adjustments:
Amortization of prior service cost (credit)	(0.1)	(0.1)
Amortization of unrecognized gain (loss) included in net periodic cost	1.2	1.4

Total other comprehensive income (loss)	$6.2	$1.8

Comprehensive income (loss)	$(25.9)	$(25.3)

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollar amounts in millions, except per share data)

	August 31, 2012	May 31, 2012	August 31, 2011
ASSETS
Current Assets:

Cash and cash equivalents	$193.1	$194.9	$33.7
Accounts receivable, net	211.6	314.1	217.1
Inventories, net	396.4	295.3	422.8
Deferred income taxes	71.5	71.4	56.2
Prepaid expenses and other current assets	97.7	47.2	100.3
Current assets of discontinued operations	7.0	7.0	9.6

Total current assets	977.3	929.9	839.7

Property, plant and equipment, net	327.3	327.2	331.3
Prepublication costs	129.2	125.8	116.9
Royalty advances, net	35.4	34.8	34.6
Production costs	2.1	1.6	7.5
Goodwill	157.7	157.7	154.2
Other intangibles	16.4	16.7	19.4
Noncurrent deferred income taxes	42.6	42.3	20.2
Other assets and deferred charges	34.8	34.3	35.3

Total assets	$1,722.8	$1,670.3	$1,559.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	$0.6	$6.5	$47.4
Capital lease obligations	0.8	1.0	0.5
Accounts payable	211.3	119.6	181.2
Accrued royalties	109.1	92.7	52.7
Deferred revenue	72.4	47.1	75.9
Other accrued expenses	188.1	233.5	169.7
Current liabilities of discontinued operations	2.0	2.1	1.2

Total current liabilities	584.3	502.5	528.6

Noncurrent Liabilities:
Long-term debt	152.8	152.8	152.6
Capital lease obligations	56.7	56.4	55.3
Other noncurrent liabilities	123.3	128.3	107.5

Total noncurrent liabilities	332.8	337.5	315.4

Commitments and Contingencies:	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	584.7	583.0	578.2
Accumulated other comprehensive income (loss)	(68.0)	(74.2)	(52.1)
Retained earnings	687.8	723.9	605.6
Treasury stock at cost	(399.2)	(402.8)	(417.0)

Total stockholders’ equity	805.7	830.3	715.1

Total liabilities and stockholders’ equity	$1,722.8	$1,670.3	$1,559.1

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions)

	Three months ended
	August 31, 2012	August 31, 2011

Cash flows - operating activities:
Net income (loss)	$(32.1)	$(27.1)
Earnings (loss) from discontinued operations, net of tax	(0.1)	(2.0)

Earnings (loss) from continuing operations	(32.0)	(25.1)
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	0.5	1.4
Provision for losses on inventory	5.4	5.9
Provision for losses on royalty advances	1.3	1.2
Amortization of prepublication and production costs	11.8	11.9
Depreciation and amortization	16.1	15.1
Stock-based compensation	2.0	2.2
Non cash net gain on equity investments	(0.5)	(0.4)
Changes in assets and liabilities:
Accounts receivable	106.3	2.0
Inventories	(102.9)	(121.3)
Other current assets	(44.6)	(24.3)
Deferred promotion costs	(5.7)	(4.3)
Royalty advances	(1.7)	(0.3)
Accounts payable	90.1	60.7
Other accrued expenses	(46.9)	(18.3)
Accrued royalties	15.8	17.3
Deferred revenue	25.1	26.8
Pension and post-retirement liability	(3.2)	(0.7)
Other noncurrent liability	(0.9)	(0.4)
Other, net	(1.6)	1.0

Total adjustments	66.4	(24.5)

Net cash provided by (used in) operating activities of continuing operations	34.4	(49.6)
Net cash provided by (used in) operating activities of discontinued operations	(0.2)	0.3

Net cash provided by (used in) operating activities	34.2	(49.3)

Cash flows - investing activities:
Prepublication and production expenditures	(15.7)	(11.5)
Additions to property, plant and equipment	(14.5)	(7.2)
Other	(0.1)	—

Net cash provided by (used in) investing activities of continuing operations	(30.3)	(18.7)

Net cash provided by (used in) investing activities	(30.3)	(18.7)

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions)

	Three months ended
	August 31, 2012	August 31, 2011

Cash flows - financing activities:
Repayment of term loan	—	(10.7)
Borrowings under lines of credit	5.0	18.5
Repayment of lines of credit	(10.8)	(9.6)
Repayment of capital lease obligations	(0.3)	(0.1)
Proceeds pursuant to stock-based compensation plans	2.8	1.3
Payment of dividends	(4.0)	(3.1)
Other	0.6	(0.3)

Net cash provided by (used in) financing activities of continuing operations	(6.7)	(4.0)

Net cash provided by (used in) financing activities	(6.7)	(4.0)
Effect of exchange rate changes on cash and cash equivalents	1.0	0.4

Net increase (decrease) in cash and cash equivalents	(1.8)	(71.6)

Cash and cash equivalents at beginning of period	194.9	105.3

Cash and cash equivalents at end of period	$193.1	$33.7

See accompanying notes

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

1. Basis of Presentation

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned and majority-owned subsidiaries (collectively, “Scholastic” or the “Company”). Intercompany transactions are eliminated in consolidation. These financial statements have not been audited but reflect those adjustments consisting of normal recurring items that management considers necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (the “Annual Report”).

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2012 relate to the twelve-month period ended May 31, 2012.

Segment

The Company determined that a software business previously reported in the Media, Licensing and Advertising segment should be reported in the Children’s Book Publishing and Distribution segment consistent with changes in the Company’s internal reporting structure. All prior periods reflect this change.

Other Comprehensive Income (Loss)

The Company reported net amortization expense of prior service and gains and losses for pension and post-retirement benefit plans in Selling, general and administrative expenses of $1.1 and $1.3 for the three months ended August 31, 2012 and 2011, respectively. These amounts had previously been recognized as a component of accumulated other comprehensive income.

Discontinued Operations

The Company closed or sold several operations during fiscal 2009, fiscal 2010 and fiscal 2012, and presently holds for sale one facility. All of these businesses are classified as discontinued operations in the Company’s financial statements. See Note 2, “Discontinued Operations,” for additional information.

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

Restricted Cash

The condensed consolidated balance sheets include restricted cash of $0.8, $1.0 and $0.2 at August 31, 2012, May 31, 2012 and August 31, 2011, respectively, which is reported in “Other current assets.”

New Accounting Pronouncements

In July 2012, the FASB issued an update to the authoritative guidance related to the impairment testing of indefinite-lived intangible assets. Similar to the guidance for goodwill impairment testing, companies will have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. The guidance provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If a company concludes that this is the case, the company is required to perform the quantitative impairment test by comparing the fair value with the carrying value. Otherwise, a company can skip the quantitative test. Companies are not required to perform the qualitative assessment and are permitted to skip the qualitative assessment for any indefinite-lived asset in any period and proceed directly to the quantitative impairment test. The company may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the impact of this update on its consolidated financial position and results of operations.

In June 2011, the FASB issued an update related to the reporting of other comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments also require the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued an update that effectively deferred the requirements related to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private and non-profit entities. The Company adopted this update during the current fiscal quarter and has presented a separate statement of comprehensive income.

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

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three months ended
	August 31, 2012	August 31, 2011

Revenues	$0.0	$0.1
Non-cash impairment	—	0.9
Earnings (loss) before income taxes	(0.1)	(2.6)
Income tax benefit (expense)	0.0	0.6

Earnings (loss) from discontinued operations, net of tax	$(0.1)	$(2.0)

The following table sets forth the assets and liabilities of the discontinued operations included in the condensed consolidated balance sheets of the Company as of the dates indicated:

	August 31, 2012	May 31, 2012	August 31, 2011

Accounts receivable, net	$0.0	$0.0	$0.1
Inventories, net	0.0	0.0	0.3
Other assets	7.0	7.0	9.2

Current assets of discontinued operations	$7.0	$7.0	$9.6

Accounts payable	$0.0	$0.0	$0.1
Accrued expenses and other current liabilities	2.0	2.1	1.1

Current liabilities of discontinued operations	$2.0	$2.1	$1.2

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

•

Children’s Book Publishing and Distribution operates as an integrated business which includes the publication and distribution of children’s books and other products in the United States through school-based book clubs and book fairs, ecommerce and the trade channel. This segment is comprised of three operating segments.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution (1)(2)	Educational Technology and Services (1)	Class room and Supplemental Materials Publishing (1)(3)	Media, Licensing and Advertising (1)(2)	Overhead (1)(4)	Total Domestic	International (1)(5)	Total

Three months ended
August 31, 2012

Revenues	$71.1	$80.0	$37.9	$14.4	$—	$203.4	$90.2	$293.6
Bad debt expense	(0.2)	0.3	(0.2)	0.0	—	(0.1)	0.6	0.5
Depreciation and
amortization(6)	3.8	0.3	0.4	0.1	10.3	14.9	1.2	16.1
Amortization(7)	3.5	5.5	1.7	0.5	—	11.2	0.6	11.8
Segment operating income (loss)	(55.2)	24.8	(2.6)	0.0	(17.3)	(50.3)	2.8	(47.5)
Segment assets at 8/31/12	526.4	219.6	171.4	41.5	441.4	1,400.3	315.5	1,715.8
Goodwill at 8/31/12	54.3	22.7	65.4	5.4	—	147.8	9.9	157.7
Expenditures for long-lived assets including royalty advances	15.1	8.2	1.8	2.0	7.5	34.6	2.4	37.0
Long-lived assets at 8/31/12	170.1	103.3	90.0	13.1	244.0	620.5	68.8	689.3

Three months ended
August 31, 2011

Revenues	$77.5	$96.6	$45.7	$10.5	$—	$230.3	$87.7	$318.0
Bad debt expense	—	0.3	0.4	—	—	0.7	0.7	1.4
Depreciation and amortization(6)	3.7	0.3	0.3	0.1	9.2	13.6	1.5	15.1
Amortization(7)	3.1	5.2	1.4	1.5	—	11.2	0.7	11.9
Segment operating income (loss)	(50.2)	38.8	2.1	(4.6)	(19.2)	(33.1)	(0.1)	(33.2)
Segment assets at 8/31/11	506.5	185.8	149.8	40.6	396.6	1,279.3	270.2	1,549.5
Goodwill at 8/31/11	54.3	21.9	64.0	5.4	—	145.6	8.6	154.2
Expenditures for long-lived assets including royalty advances	8.2	5.3	1.3	1.9	5.0	21.7	2.3	24.0
Long-lived assets at 8/31/11	172.5	97.1	79.7	20.2	244.6	614.1	71.0	685.1

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

(2)	As discussed under “Segment” in Note 1, a business previously reported in the Media, Licensing and Advertising segment is now included in the Children’s Book Publishing and Distribution segment.

(3)	Includes assets and results of operations acquired in a business acquisition as of February 8, 2012.

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

(5)	Includes assets and results of operations acquired in a business acquisition as of January 3, 2012.

(6)	Includes depreciation of property, plant and equipment and amortization of intangible assets.

(7)	Includes amortization of prepublication and production costs.

4. Debt

The following table summarizes debt as of the dates indicated:

	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

	August 31, 2012		May 31, 2012		August 31, 2011

Lines of Credit (weighted average interest rates of 4.9%, 5.3% and 4.0%, respectively)	$0.6	$0.6	$6.5	$6.5	$7.9	$7.9
Loan Agreement:
Revolving Loan	—	—	—	—	—	—
Term Loan (interest rates of n/a, n/a and 1.0%, respectively)	—	—	—	—	39.5	39.5
5% Notes due 2013, net of discount	152.8	153.6	152.8	155.4	152.6	153.0

Total debt	$153.4	$154.2	$159.3	$161.9	$200.0	$200.4

Less lines of credit, short-term debt and current portion of long-term debt	(0.6)	(0.6)	(6.5)	(6.5)	(47.4)	(47.4)

Total long-term debt	$152.8	$153.6	$152.8	$155.4	$152.6	$153.0

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

The following table sets forth the maturities of the Company’s debt obligations as of August 31, 2012, for the twelve-month periods ending August 31,

2013	$0.6
2014	152.8

Total debt	$153.4

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

As of August 31, 2012, the indicated spread on Base Rate Advances was 0.18% and the indicated spread on Eurodollar Rate Advances was 1.18%, both based on the Company’s prevailing consolidated debt to total capital ratio. There were no Revolving Loan Advances outstanding on August 31, 2012.

The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At August 31, 2012, the facility fee rate was 0.20%.

At August 31, 2012, the Company had open standby letters of credit totaling $6.6, including $1.4 under the Loan Agreement.

The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at August 31, 2012, the Company was in compliance with these covenants.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

Lines of Credit

As of August 31, 2012, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $20.0. There were no outstanding borrowings under these credit lines at August 31, 2012, May 31, 2012 and August 31, 2011. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of August 31, 2012, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $33.8, underwritten by banks primarily in the United States, Canada, Australia and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. Borrowings and weighted average interest rates for these lines of credit are presented in the table above.

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

As noted above under “Loan Agreement,” the Company amended the terms of the Revolving Loan to extend the maturity date from June 1, 2012 to June 1, 2014. The Company has the ability to use a portion of this credit facility to fully redeem the 5% Notes due 2013 and intends to draw on this credit facility for this purpose. Accordingly, the balance of the 5% Notes is excluded from current liabilities and classified as long-term debt on the Company’s condensed consolidated balance sheet at August 31, 2012 and May 31, 2012.

5. Commitments and Contingencies

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

6. Earnings (Loss) Per Share

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the three-month periods ended August 31, 2012 and 2011, respectively:

	Three months ended
	August 31, 2012	August 31, 2011

Earnings (loss) from continuing operations attributable to Class A and Common Shares	$(31.9)	$(25.0)

Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	(0.1)	(2.0)

Net income (loss) attributable to Class A and Common Shares	$(32.0)	$(27.0)

Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	31.5	31.0

Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	*	*

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	*	*

Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:

Earnings (loss) from continuing operations	$(1.02)	$(0.81)

Earnings (loss) from discontinued operations, net of tax	$(0.00)	$(0.06)

Net income (loss)	$(1.02)	$(0.87)

Diluted earnings (loss) per share:

Earnings (loss) from continuing operations	$(1.02)	$(0.81)

Earnings (loss) from discontinued operations, net of tax	$(0.00)	$(0.06)

Net income (loss)	$(1.02)	$(0.87)

* In the three months ended August 31, 2012 and 2011, the Company experienced a loss from continuing operations and therefore did not report any dilutive share impact.

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

A portion of the Company’s restricted stock units (“RSUs”) which are granted to employees participate in earnings through cumulative non-forfeitable dividends payable to the employees upon vesting of the RSUs. Accordingly, the Company measures earnings per share based upon the two-class method.

Loss from continuing operations exclude losses of less than $0.1 for the three months ended August 31, 2012 and 2011, respectively, for earnings attributable to participating RSUs.

Potentially dilutive shares outstanding pursuant to compensation plans that were not included in the diluted earnings per share calculation because they were anti-dilutive were 2.8 million and 4.5 million for the three months ended August 31, 2012 and 2011, respectively. Options outstanding pursuant to compensation plans were 5.1 million and 6.0 million as of August 31, 2012 and 2011, respectively.

As of August 31, 2012, $31.4 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors. See Note 12, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

7. Goodwill and Other Intangibles

Goodwill and other intangible assets with indefinite lives are reviewed annually for impairment or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the periods indicated:

	Three months ended	Twelve months ended	Three months ended
	August 31, 2012	May 31, 2012	August 31, 2011

Gross beginning balance	$178.5	$175.0	$175.0
Accumulated impairment	(20.8)	(20.8)	(20.8)

Beginning balance	$157.7	$154.2	$154.2
Additions due to acquisition	—	2.7	—
Impairment charge	—	—	—
Foreign currency translation	0.0	0.0	0.0
Other	—	0.8	—

Gross ending balance	$178.5	$178.5	$175.0
Accumulated impairment	(20.8)	(20.8)	(20.8)

Ending balance	$157.7	$157.7	$154.2

On February 8, 2012, the Company acquired the business and certain assets of Weekly Reader, a publisher of weekly educational classroom magazines designed for children in grades Pre-K–12, for $2.0 in cash and $4.8 in assumed liabilities, which have been fulfilled by the Company. The Company utilized internally-developed discounted cash flow forecasts and market comparisons of royalty rates to determine the fair value of the assets acquired and the amount to be allocated to goodwill. As a result, the Company recognized $1.4 of goodwill and $5.4 of intangible assets. The results of operations of this business subsequent to the acquisition date are included in the Classroom and Supplemental Materials Publishing segment, and certain assets will benefit the Children’s Book Publishing and Distribution segment.

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

The following table summarizes the activity in Total other intangibles subject to amortization for the periods indicated:

	Three months ended	Twelve months ended	Three months ended
	August 31, 2012	May 31, 2012	August 31, 2011

Beginning balance - customer lists	$4.3	$0.7	$0.7
Additions due to acquisition	0.1	3.8	—
Amortization expense	(0.2)	(0.2)	0.0
Foreign currency translation	0.0	0.0	0.0

Customer lists, net of accumulated amortization of $1.5, $1.3 and $1.1, respectively	$4.2	$4.3	$0.7

Beginning balance - other	$10.4	$17.3	$17.3
Additions due to acquisition	—	—	—
Impairment charge	—	(5.4)	—
Amortization expense	(0.3)	(1.4)	(0.4)
Other	0.1	(0.1)	—

Other intangibles, net of accumulated amortization of $10.8, $10.5 and $4.5, respectively	$10.2	$10.4	$16.9

Total other intangibles subject to amortization	$14.4	$14.7	$17.6

Amortization expense for Total other intangibles was $0.5 and $0.4 for the three months ended August 31, 2012 and 2011, respectively. Intangible assets with definite lives consist principally of customer lists, covenants not to compete and publishing and trademark rights. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is 9 years.

In fiscal 2012, due to declining revenues associated with certain publishing and trademark rights in the Children’s Book Publishing and Distribution segment, the Company determined that the intangible assets associated with these rights were not fully recoverable and recognized an impairment in amortization expense of $4.9 based upon the difference between the carrying value and the fair value of the assets, and reduced the expected useful life of these assets. The Company employed Level 3 fair value measurement techniques to determine the fair value of these assets, including the relief from royalty method.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	August 31, 2012	May 31, 2012	August 31, 2011

Net carrying value by major class:
Trademarks and other	$2.0	$2.0	$1.8

Total	$2.0	$2.0	$1.8

8. Investments

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $21.2, $20.6 and $21.2 at August 31, 2012, May 31, 2012 and August 31, 2011, respectively.

The Company owns a non-controlling interest in a book distribution business located in the UK, which is accounted for as a cost-basis investment.

The Company’s 26.2% non-controlling interest in a children’s book publishing business located in the UK is accounted for using the equity method of accounting.

Income from equity investments totaled $0.5 for the three months ended August 31, 2012 and $0.4 for the three months ended August 31, 2011.

The following table summarizes the Company’s investments as of the dates indicated:

	August 31, 2012	May 31, 2012	August 31, 2011

Cost method investments:
UK - based	$5.5	$5.2	$5.7

Total cost method investments	$5.5	$5.2	$5.7

Equity method investments:
UK - based	$15.7	$15.4	$14.2
U.S. - based	—	—	1.3

Total equity method investments	$15.7	$15.4	$15.5

Total	$21.2	$20.6	$21.2

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

9. Employee Benefit Plans

The following table sets forth components of the net periodic benefit costs for the periods indicated under the Company’s cash balance retirement plan for its United States employees meeting certain eligibility requirements (the “U.S. Pension Plan”) and the defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom (the “UK Pension Plan” and, together with the U.S. Pension Plan, the “Pension Plans”). Also included are the post-retirement benefits, consisting of certain healthcare and life insurance benefits, provided by the Company to its eligible retired United States-based employees (the “Post-Retirement Benefits”). The Pension Plans and Post-Retirement Benefits include participants associated with both continuing operations and discontinued operations.

	Pension Plans Three months ended		Post-Retirement Benefits Three months ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011

Components of net periodic benefit (credit) cost:
Service cost	$—	$—	$0.0	$0.0
Interest cost	1.7	2.1	0.4	0.5
Expected return on assets	(2.6)	(2.7)	—	—
Net amortization of prior service credit	—	—	(0.1)	(0.2)
Amortization of loss	0.5	0.3	0.9	1.0

Net periodic benefit (credit) cost	$(0.4)	$(0.3)	$1.2	$1.3

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the three months ended August 31, 2012, the Company contributed $1.9 to the U.S. Pension Plan and $0.5 to the UK Pension Plan.

The Company expects, based on actuarial calculations, to contribute cash of approximately $10.6 to the Pension Plans for the fiscal year ending May 31, 2013.

10. Stock-Based Compensation

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended
	August 31, 2012	August 31, 2011

Stock option expense	$1.0	$1.5
Restricted stock unit expense	0.9	0.7
Management stock purchase plan	0.0	0.0
Employee stock purchase plan	0.1	0.0

Total stock-based compensation expense	$2.0	$2.2

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

11. Severance and Exit Costs

Severance expense incurred by the Company was $1.3 during the three months ended August 31, 2012, $14.9 during the twelve months ended May 31, 2012 and $3.3 during the three months ended August 31, 2011. Accrued severance of $1.1, $2.7 and $2.4 as of August 31, 2012, May 31, 2012 and August 31, 2011, respectively, is included in “Other accrued expenses” on the Company’s condensed consolidated balance sheets. The table below provides information regarding the severance expense reported in the Company’s condensed consolidated statements of operations.

	Three months ended August 31, 2012	Twelve months ended May 31, 2012	Three months ended August 31, 2011

Beginning balance	$2.7	$1.9	$1.9
Accruals	1.3	14.9	3.3
Payments	(2.9)	(14.1)	(2.8)

Ending balance	$1.1	$2.7	$2.4

12. Treasury Stock

The Board of Directors has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. The table below represents the remaining Board authorization:

Board Authorization	Amount

September 2010	$44.0
Less repurchases made from November 2011 through August 2012	(12.6)

Remaining Board authorization at August 31, 2012	$31.4

The Company’s repurchase program may be suspended at any time without prior notice. No repurchases of Common Stock were made during the first fiscal quarter of 2013.

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

14. Income Taxes and Other Taxes

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

The Company’s annual effective tax rate for the fiscal year ending May 31, 2013 is currently expected to be approximately 39.8%.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The Corporation, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Corporation file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The Company is currently under audit by the Internal Revenue Service for fiscal years ended May 31, 2007, 2008 and 2009. The Company is currently under audit by New York State for fiscal years ended May 31, 2006, 2007 and 2008, and by New York City for fiscal years ended May 31, 2005, 2006 and 2007. If any of these tax examinations are concluded within the next twelve months, the Company will make any necessary adjustments to its unrecognized tax benefits.

Non-income Taxes

The Company is subject to tax examinations for sales-based taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. Where a liability associated with these examinations and assessments is probable and can be reliably estimated, the Company has made accruals for these matters which are reflected in the Company’s condensed consolidated financial statements.

15. Derivatives and Hedging

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings, and it recognizes the unrealized gain or loss in other current assets or liabilities. Unrealized gains of less than $0.1 and $0.1 were recognized at August 31, 2012 and 2011, respectively.

16. Subsequent Events

On September 19, 2012, the Company announced that the Board of Directors declared a cash dividend of $0.125 per Class A and Common share in respect of the second quarter of fiscal 2013. The dividend is payable on December 17, 2012 to shareholders of record on October 31, 2012.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

The Company’s first quarter is generally its smallest revenue period as most schools are not in session, resulting in a seasonal loss.

Revenues for the quarter ended August 31, 2012 decreased by $24.4 million, or 7.7%, to $293.6 million, compared to $318.0 million in the prior fiscal year quarter. Lower educational technology product sales in the Educational Technology and Services segment and lower revenues in the Classroom and Supplemental Materials Publishing segment resulted from slower spending by school districts in the fiscal 2013 first quarter, due to uncertainties about the federal budget and the upcoming Common Core State Standards, as well as from difficult prior year comparisons, due to new product launches affecting the first quarter of the prior year, as well as significant, federally funded contracts with Reading is Fundamental in the prior year. Trade revenues also decreased in the Children’s Book Publishing and Distribution segment primarily as a result of lower sales of the Harry Potter titles compared to the prior year first quarter in which the final Harry Potter movie was released. Although sales of The Hunger Games in the U.S. held level relative to the prior fiscal year quarter, they have substantially decreased, as anticipated, from their peak sales during the fourth quarter of fiscal 2012. Continued sales growth of The Hunger Games abroad and in audio formats, however, contributed to higher profits in the International and Media, Licensing and Advertising segments.

For the quarter ended August 31, 2012, the net loss was $32.1 million, compared to a net loss of $27.1 million in the prior fiscal year quarter, due to the foregoing factors.

During the quarter, the Company prepared for its broad launch of Storia™, its children’s ereading app and ebook system, in tandem with this year’s school openings, and it continues to invest in new education products and is on schedule to introduce MATH 180™ and System 44 Next Generation®, among others, in fiscal 2014. The Company continues to anticipate total revenues of approximately $1.9 billion to $2.0 billion and earnings per diluted share from continuing operations in the range of $2.20 to $2.40, before the impact of any one-time items associated with cost reduction programs or non-cash, non-operating items.

Results of Continuing Operations and Discontinued Operations

Revenues for the quarter ended August 31, 2012 decreased by $24.4 million, or 7.7%, to $293.6 million, compared to $318.0 million in the prior fiscal year quarter. This was due to lower revenues in the Educational Technology and Services, Classroom and Supplemental Materials Publishing and Children’s Book Publishing and Distribution segments of $16.6 million, $7.8 million and $6.4 million, respectively, partially offset by higher revenues in the Media, Licensing and Advertising and International segments of $3.9 million and $2.5 million, respectively.

Cost of goods sold as a percentage of revenue for the quarter ended August 31, 2012 increased slightly to 51.5%, compared to 50.4% in the prior fiscal year quarter, primarily due to the effect of prepublication and production amortization on lower revenues in the current fiscal quarter, as well as unfavorable product mix related to fewer sales of higher margin educational technology products in the current fiscal quarter.

Components of Cost of goods sold for the three months ended August 31, 2012 and 2011 are as follows:

	Three months ended
	August 31, 2012	August 31, 2011

Product, service and production costs	$72.6	$79.5
Royalty costs	23.2	22.9
Prepublication and production amortization	11.7	11.8
Postage, freight, shipping, fulfillment and
all other costs	43.6	46.2

Total	$151.1	$160.4

Selling, general and administrative expenses decreased to $173.9 million in the quarter, compared to $175.7 million in the prior fiscal year quarter, due to lower bad debt expenses, primarily in the Company’s Classroom and Supplemental Materials Publishing segment, as well as lower employee-related expenses.

SCHOLASTIC CORPORATION
Item 2. MD&A

Net interest expense decreased slightly to $3.7 million in the quarter ended August 31, 2012, compared to $3.9 million in the prior fiscal year quarter, related to lower debt levels.

The loss from discontinued operations, net of tax, was $0.1 million, or less than $0.01 per share, for the quarter ended August 31, 2012, compared to $2.0 million, or $0.06 per share, in the prior fiscal year quarter. The decrease in such loss reflects asset impairments recognized in the Company’s toy catalog business which was discontinued in the quarter ended August 31, 2011.

Results of Continuing Operations

Children’s Book Publishing and Distribution

	Three months ended
($ amounts in millions)	August 31, 2012	August 31, 2011	$ change	% change

Revenues	$71.1	$77.5	$(6.4)	-8.3%

Operating income (loss)	(55.2)	(50.2)	(5.0)	*

Operating margin	*	*

*	Not meaningful

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended August 31, 2012 decreased by $6.4 million, or 8.3%, to $71.1 million, compared to $77.5 million in the prior fiscal year quarter. This decrease was primarily related to lower revenue in the Company’s trade business, reflecting lower sales of Harry Potter titles relative to the prior fiscal year quarter when the final Harry Potter movie was released, partially offset by strong sales of other new titles. Sales of The Hunger Games trilogy were level with the prior fiscal year quarter, but have decreased substantially, as anticipated, from the fourth quarter of fiscal 2012, when sales of the series in the U.S. reached their peak. School book clubs and book fairs have minimal activity in the Company’s first fiscal quarter, as most schools are not in session.

Segment operating loss for the quarter ended August 31, 2012 was $55.2 million, compared to a loss of $50.2 million in the prior fiscal year quarter, principally due to the Company’s continued investment in its digital initiatives.

Educational Technology and Services

	Three months ended
($ amounts in millions)	August 31, 2012	August 31, 2011	$ change	% change

Revenues	$80.0	$96.6	$(16.6)	-17.2%

Operating income (loss)	24.8	38.8	(14.0)	-36.1%

Operating margin	31.0%	40.2%

Revenues in the Educational Technology and Services segment for the quarter ended August 31, 2012 decreased by $16.6 million, to $80.0 million, compared to $96.6 million in the prior fiscal year quarter, reflecting lower spending by school districts in the first quarter of fiscal 2013, as well as strong sales of new products in the prior fiscal year quarter.

Segment operating income for the quarter ended August 31, 2012 decreased by $14.0 million to $24.8 million, compared to $38.8 million in the prior fiscal year quarter, reflecting the decline in higher-margin curriculum product sales in the quarter, partially offset by increased sales of consulting services and assessment programs.

SCHOLASTIC CORPORATION
Item 2. MD&A

Classroom and Supplemental Materials Publishing

	Three months ended
($ amounts in millions)	August 31, 2012	August 31, 2011	$ change	% change

Revenues	$37.9	$45.7	$(7.8)	-17.1%

Operating income (loss)	(2.6)	2.1	(4.7)	*

Operating margin	*	4.6%

*	Not meaningful

Revenues in the Classroom and Supplemental Materials Publishing segment for the quarter ended August 31, 2012 decreased by $7.8 million, or 17.1%, to $37.9 million, compared to $45.7 million in the prior fiscal year quarter, when results benefitted significantly from non-recurring contracts with Reading Is Fundamental, prior to the expiration of federal funds for the program, as well as new product launches.

Segment operating loss was $2.6 million compared to operating income of $2.1 million in the prior fiscal quarter. The $4.7 million decline in results was primarily due to the lower revenues noted above.

International

	Three months ended
($ amounts in millions)	August 31, 2012	August 31, 2011	$ change	% change

Revenues	$90.2	$87.7	$2.5	2.9%

Operating income (loss)	2.8	(0.1)	2.9	*

Operating margin	3.1%	*

*	Not meaningful

Revenues in the International segment for the quarter ended August 31, 2012 increased by $2.5 million, or 2.9%, to $90.2 million, compared to $87.7 million in the prior fiscal year quarter, due to favorable results in the Company’s UK and Canada operations, partly reflecting continued strong sales of The Hunger Games series, partially offset by lower sales in Asia and the negative impact of foreign currency exchange rates of $4.4 million.

Segment operating income for the quarter ended August 31, 2012 was $2.8 million, compared to an operating loss of $0.1 million in the prior fiscal year quarter, primarily due to the higher revenues noted above, partially offset by the negative impact of foreign currency exchange rates.

SCHOLASTIC CORPORATION
Item 2. MD&A

Media, Licensing and Advertising

	Three months ended
($ amounts in millions)	August 31, 2012	August 31, 2011	$ change	% change

Revenues	$14.4	$10.5	$3.9	37.1%

Operating income (loss)	(0.0)	(4.6)	4.6	*

Operating margin	*	*

*	Not meaningful

Revenues in the Media, Licensing and Advertising segment for the quarter ended August 31, 2012 increased by $3.9 million, or 37.1%, to $14.4 million, compared to $10.5 million in the prior fiscal year quarter. The increase in revenues was primarily due to strong audio format sales of The Hunger Games.

Segment operating loss for the quarter ended August 31, 2012 was less than $0.1 million, compared to a loss of $4.6 million in the prior fiscal year quarter, primarily related to the increased revenue referred to above.

Overhead

Corporate overhead for the quarter ended August 31, 2012 decreased by $1.9 million to $17.3 million, compared to $19.2 million in the prior fiscal year quarter, primarily related to the timing of spending on the Company’s digital initiatives.

SCHOLASTIC CORPORATION
Item 2. MD&A

Seasonality

The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based book club and book fair revenues are greatest in the second and fourth quarters of the fiscal year, while revenues from the sale of instructional materials and educational technology products and services are highest in the first and fourth quarters. The Company generally experiences a loss from operations in the first and third quarters of each fiscal year. Trade sales can vary through the year due to varying release dates of published titles.

SCHOLASTIC CORPORATION
Item 2. MD&A

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $193.1 million at August 31, 2012, compared to $194.9 million at May 31, 2012 and $33.7 million at August 31, 2011.

Cash provided by operating activities was $34.2 million for the quarter ended August 31, 2012, compared to cash used in operating activities of $49.3 million in the prior fiscal year period, representing an increase in cash provided by operating activities of $83.5 million.

Primary drivers of the improvement include:

•

$104.3 million increase in net collections primarily attributable to fourth quarter 2012 sales performance in the Company’s Children’s Book Publishing and Distribution (primarily The Hunger Games) and Educational Technology and Services segments.

•	$47.8 million cash improvement related to favorable accounts payable management, lower inventory purchases and timing of payments.

Partially offset by:

•	Lower earnings for the quarter, as well as higher employee-incentive payouts.

Cash used in investing activities was $30.3 million for the three months ended August 31, 2012, compared to $18.7 million in the prior year fiscal quarter, representing an increase of $11.6 million. This increase is related primarily to higher spending on property, plant and equipment. The Company continues to invest in its ongoing digital initiatives.

Cash used in financing activities was $6.7 million for the three months ended August 31, 2012, compared to $4.0 million for the prior fiscal year period, primarily reflecting lower borrowings under lines of credit, as well as increased dividends, offset partially by an increase in proceeds pursuant to stock based compensation plans.

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

The Company’s operating philosophy is to use cash provided from operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. The Company believes that funds generated by its operations and funds available under its current credit facilities, after the anticipated use of the credit facility to satisfy its repayment obligations in respect of the 5% Notes due in fiscal 2013, will be sufficient to finance its short-and long-term capital requirements.

SCHOLASTIC CORPORATION
Item 2. MD&A

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund on-going operations, including pension contributions, dividends, currently authorized common share repurchases, debt service, planned capital expenditures and other investments. As of August 31, 2012, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $193.1 million, cash from operations and borrowings available under the Revolving Loan (as described under “Financing” below) totaling $325.0 million, less the amount anticipated to be utilized to satisfy the outstanding 5% Notes. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its on-going operating needs, as well as its financing and investing activities.

The Company’s credit rating from Standard & Poor’s Rating Services is “BB-” and its credit rating from Moody’s Investors Service is “Ba1.” Both Moody’s Investors Service and Standard and Poor’s Rating Services have rated the outlook for the Company as “Stable.” The Company is currently compliant with its debt covenants and expects to remain compliant for the foreseeable future. The Company’s interest rates for the Loan Agreement are associated with certain leverage ratios, and, accordingly, a change in the Company’s credit rating does not result in an increase in interest costs under the Company’s Loan Agreement.

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

As of August 31, 2012, the indicated spread on Base Rate Advances was 0.18% and the indicated spread on Eurodollar Rate Advances was 1.18%, both based on the Company’s prevailing consolidated debt to total capital ratio.

The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At August 31, 2012, the facility fee rate was 0.20%.

There were no outstanding borrowings under the Revolving Loan as of August 31, 2012.

SCHOLASTIC CORPORATION
Item 2. MD&A

As of August 31, 2012, standby letters of credit outstanding under the Loan Agreement totaled $1.4 million. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at August 31, 2012, the Company was in compliance with these covenants.

Lines of Credit

The Company has unsecured money market bid rate credit lines totaling $20.0 million. There were no outstanding borrowings under these credit lines at August 31, 2012, May 31, 2012 and August 31, 2011. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of August 31, 2012, the Company also had various local currency credit lines, with maximum available borrowings in amounts equivalent to $33.8 million, underwritten by banks primarily in the United States, Canada, Australia and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these international facilities equivalent to $0.6 million at August 31, 2012 at a weighted average interest rate of 4.9%; $6.5 million at May 31, 2012 at a weighted average interest rate of 5.3%; and $7.9 million at August 31, 2011 at a weighted average interest rate of 4.0%.

5% Notes due 2013

In April 2003, Scholastic Corporation issued $175.0 million of 5% Notes (the “5% Notes”). The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year through maturity. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption. The Company did not make any additional repurchases of the 5% Notes during the three-month period ended August 31, 2012.

The Company amended its existing revolving credit facility, which was scheduled to mature on June 1, 2012, to extend the maturity date to June 1, 2014. The Company has the ability to use a portion of this credit facility to fully redeem the 5% Notes due April 2013 and intends to draw on this credit facility for this purpose. Accordingly, the balance of the Notes is excluded from current liabilities and classified as Long-term debt on the Company’s condensed consolidated balance sheet at August 31, 2012 and May 31, 2012.

At August 31, 2012, the Company had open standby letters of credit totaling $6.6 million issued under certain credit lines, including the $1.4 million under the Loan Agreement discussed above. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

The Company’s total debt obligations were $153.4 million at August 31, 2012, $159.3 million at May 31, 2012 and $200.0 million at August 31, 2011. The lower level of debt at August 31, 2012 and May 31, 2012 was primarily due to the payment of the Term Loan.

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

SCHOLASTIC CORPORATION
Item 2. MD&A

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (“SEC”) filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, plans, ecommerce and digital initiatives, new product introductions, strategies, goals, revenues, improved efficiencies, general costs, manufacturing costs, medical costs, pension estimates, merit pay, operating margins, working capital, liquidity, capital needs, financing intentions, interest costs, cash flows and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in the Annual Report and other risks and factors identified from time to time in the Company’s filings with the SEC.

The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

SCHOLASTIC CORPORATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. Additionally, the Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts. As of August 31, 2012, the use of short-term forward exchange contracts was not significant. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Less than 1% of the Company’s debt at August 31, 2012 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 4% at May 31, 2012 and approximately 25% at August 31, 2011. The decrease in variable-rate debt as of August 31, 2012 and May 31, 2012 compared to August 31, 2011 was primarily due to repayments made on the Term Loan. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of August 31, 2012 (see Note 4 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements”):

($ amounts in millions )	Fiscal Year Maturity

	2013 (1)	2014	2015	2016	2017	Thereafter	Total	Fair Value @ 8/31/12

Debt Obligations
Lines of Credit	$0.6	$—	$—	$—	$—	$—	$0.6	$0.6
Average interest rate	4.9%	—	—	—	—	—

Long-term debt including current
Fixed-rate debt	$—	$—	$153.0	$—	$—	$—	$153.0	$153.6
Average interest rate	—	—	5.0%	—	—	—

(1)	Fiscal 2013 includes the remaining nine months of the current fiscal year, ending May 31, 2013.

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of August 31, 2012, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

SCHOLASTIC CORPORATION
(Registrant)

Date: September 28, 2012	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President and Chief
Executive Officer

Date: September 28, 2012	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED AUGUST 31, 2012
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