Form 10-Q
period 2012-11-30
SCHOLASTIC CORP
filed 2013-01-02
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2012	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of November 30, 2012

Common Stock, $.01 par value	30,339,834
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2012
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended November 30,		Six months ended November 30,

	2012	2011	2012	2011

Revenues	$616.2	$685.3	$909.8	$1,003.3

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation & amortization)	263.4	285.7	414.5	446.1
Selling, general and administrative expenses (exclusive of depreciation and amortization)	235.2	237.9	409.1	413.6
Depreciation and amortization	16.7	15.5	32.8	30.6
Loss on lease	—	6.2	—	6.2

Total operating costs and expenses	515.3	545.3	856.4	896.5

Operating income (loss)	100.9	140.0	53.4	106.8
Other income (expense)	0.0	0.0	0.0	0.0

Interest expense, net	3.7	3.9	7.4	7.8

Earnings (loss) from continuing operations before income taxes	97.2	136.1	46.0	99.0

Provision (benefit) for income taxes	35.3	52.8	16.1	40.8

Earnings (loss) from continuing operations	61.9	83.3	29.9	58.2

Earnings (loss) from discontinued operations, net of tax	(0.1)	(0.5)	(0.2)	(2.5)

Net income (loss)	$61.8	$82.8	$29.7	$55.7

Basic and diluted earnings (loss) per Share of Class A and Common Stock

Basic:
Earnings (loss) from continuing operations	$1.93	$2.66	$0.94	$1.86

Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.02)	$(0.01)	$(0.08)
Net income (loss)	$1.93	$2.64	$0.93	$1.78
Diluted:
Earnings (loss) from continuing operations	$1.89	$2.62	$0.92	$1.83

Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.02)	$(0.01)	$(0.08)
Net income (loss)	$1.89	$2.60	$0.91	$1.75

Dividends declared per Class A and Common Share	$0.125	$0.100	$0.250	$0.200

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED
(Dollar amounts in millions)

	Three months ended November 30,		Six months ended November 30,

	2012	2011	2012	2011

Net income (loss)	$61.8	$82.8	$29.7	$55.7

Other comprehensive income (loss), net:
Foreign currency translation adjustments	2.5	(6.4)	7.6	(5.9)

Pension and post-retirement adjustments:
Amortization of prior service cost (credit)	(0.1)	(0.2)	(0.2)	(0.3)
Amortization of unrecognized gain (loss) included in net periodic cost	1.4	1.7	2.6	3.1

Total other comprehensive income (loss)	$3.8	$(4.9)	$10.0	$(3.1)

Comprehensive income (loss)	$65.6	$77.9	$39.7	$52.6

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollar amounts in millions, except per share data)

	November 30, 2012	May 31, 2012	November 30, 2011
ASSETS
Current Assets:

Cash and cash equivalents	$257.3	$194.9	$114.0
Accounts receivable, net	272.9	314.1	288.1
Inventories, net	356.4	295.3	376.2
Deferred income taxes	71.5	71.4	56.6
Prepaid expenses and other current assets	50.6	47.2	45.6
Current assets of discontinued operations	7.0	7.0	9.3

Total current assets	1,015.7	929.9	889.8

Property, plant and equipment, net	327.1	327.2	328.7
Prepublication costs	133.9	125.8	118.4
Royalty advances, net	37.6	34.8	37.0
Production costs	2.1	1.6	7.1
Goodwill	157.8	157.7	155.1
Other intangibles	15.6	16.7	18.9
Noncurrent deferred income taxes	42.6	42.3	20.0
Other assets and deferred charges	36.6	34.3	35.9

Total assets	$1,769.0	$1,670.3	$1,610.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	$0.7	$6.5	$5.7
Capital lease obligations	0.7	1.0	0.6
Accounts payable	208.1	119.6	146.0
Accrued royalties	52.7	92.7	50.8
Deferred revenue	105.2	47.1	92.2
Other accrued expenses	195.2	233.5	205.1
Current liabilities of discontinued operations	1.9	2.1	0.7

Total current liabilities	564.5	502.5	501.1

Noncurrent Liabilities:
Long-term debt	152.9	152.8	152.7
Capital lease obligations	56.9	56.4	55.5
Other noncurrent liabilities	118.0	128.3	110.1

Total noncurrent liabilities	327.8	337.5	318.3

Commitments and Contingencies:	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	585.8	583.0	583.2
Accumulated other comprehensive income (loss)	(64.2)	(74.2)	(57.0)
Retained earnings	745.5	723.9	685.2
Treasury stock at cost	(390.8)	(402.8)	(420.3)

Total stockholders’ equity	876.7	830.3	791.5

Total liabilities and stockholders’ equity	$1,769.0	$1,670.3	$1,610.9

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions)

	Six months ended November 30,
	2012	2011

Cash flows - operating activities:
Net income (loss)	$29.7	$55.7
Earnings (loss) from discontinued operations, net of tax	(0.2)	(2.5)

Earnings (loss) from continuing operations	29.9	58.2
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	4.5	4.7
Provision for losses on inventory	11.3	11.6
Provision for losses on royalty advances	2.6	2.3
Amortization of prepublication and production costs	23.8	24.4
Depreciation and amortization	32.8	30.6
Loss on leases	—	6.2
Stock-based compensation	4.2	7.8
Equity investment income	(1.5)	(1.7)
Changes in assets and liabilities:
Accounts receivable	42.0	(76.0)
Inventories	(68.0)	(83.5)
Other current assets	(0.9)	(8.1)
Deferred promotion costs	(2.4)	(1.8)
Royalty advances	(5.1)	(4.1)
Accounts payable	86.0	25.3
Other accrued expenses	(39.2)	55.1
Accrued royalties	(40.9)	15.9
Deferred revenue	57.8	43.2
Pension and post-retirement liability	(7.8)	(2.8)
Other noncurrent liability	(2.0)	(0.9)
Other, net	0.7	2.7

Total adjustments	97.9	50.9

Net cash provided by (used in) operating activities of continuing operations	127.8	109.1
Net cash provided by (used in) operating activities of discontinued operations	(0.4)	(1.3)

Net cash provided by (used in) operating activities	127.4	107.8

Cash flows - investing activities:
Prepublication and production expenditures	(32.6)	(25.4)
Additions to property, plant and equipment	(30.4)	(20.8)
Other	(0.1)	—

Net cash provided by (used in) investing activities of continuing operations	(63.1)	(46.2)

Net cash provided by (used in) investing activities	(63.1)	(46.2)

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions)

	Six months ended November 30,
	2012	2011

Cash flows - financing activities:
Repayment of term loan	—	(50.2)
Borrowings under lines of credit	18.8	52.0
Repayment of lines of credit	(24.4)	(45.0)
Repayment of capital lease obligations	(0.5)	(0.2)
Reacquisition of common stock	(0.1)	(5.0)
Proceeds pursuant to stock-based compensation plans	11.3	3.4
Payment of dividends	(7.9)	(6.2)
Other	(0.6)	(0.6)

Net cash provided by (used in) financing activities of continuing operations	(3.4)	(51.8)

Net cash provided by (used in) financing activities	(3.4)	(51.8)
Effect of exchange rate changes on cash and cash equivalents	1.5	(1.1)

Net increase (decrease) in cash and cash equivalents	62.4	8.7

Cash and cash equivalents at beginning of period	194.9	105.3

Cash and cash equivalents at end of period	$257.3	$114.0

See accompanying notes

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

1. Basis of Presentation

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned and majority-owned subsidiaries (collectively, “Scholastic” or the “Company”). Intercompany transactions are eliminated in consolidation. These financial statements have not been audited but reflect those adjustments consisting of normal recurring items that management considers necessary for a fair presentation of financial position, comprehensive income, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (the “Annual Report”).

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

Reclassifications

Certain reclassifications have been made to conform to the current year presentation.

Other Comprehensive Income (Loss)

The Company reported net amortization expense of prior service and gains and losses for pension and post-retirement benefit plans in Selling, general and administrative expenses of $1.3 and $2.4 for the three and six months ended November 30, 2012, respectively, and $1.5 and $2.8 for the three and six months ended November 30, 2011, respectively. These amounts had previously been recognized as a component of accumulated other comprehensive income.

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

Restricted Cash

The condensed consolidated balance sheets include restricted cash of $1.8, $1.0 and $0.5 at November 30, 2012, May 31, 2012 and November 30, 2011, respectively, which is reported in “Other current assets.”

New Accounting Pronouncements

In October 2012, the FASB issued an update to the authoritative guidance related to fair value information that arises after the measurement date and its inclusion in the impairment analysis of unamortized film costs. The amendments in this update eliminate the rebuttable presumption that the conditions leading to the write off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The amendments also eliminate the requirement that an entity incorporate into fair value measurements used in the impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by market participants at the measurement date. The amendments are effective for impairment assessments performed on or after December 15, 2012. The Company has determined there is no impact on its consolidated financial position and results of operations as a result of this updated guidance.

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

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three months ended November 30,		Six months ended November 30,
	2012	2011	2012	2011

Revenues	$0.0	$0.0	$0.0	$0.1
Non-cash impairment	0.0	0.0	0.0	0.9
Earnings (loss) before income taxes	(0.2)	(0.7)	(0.4)	(3.3)
Income tax benefit (expense)	0.1	0.2	0.2	0.8

Earnings (loss) from discontinued operations, net of tax	$(0.1)	$(0.5)	$(0.2)	$(2.5)

The following table sets forth the assets and liabilities of the discontinued operations included in the condensed consolidated balance sheets of the Company as of the dates indicated:

	November 30, 2012	May 31, 2012	November 30, 2011

Accounts receivable, net	$0.0	$0.0	$0.1
Inventories, net	0.0	0.0	0.0
Other assets	7.0	7.0	9.2

Current assets of discontinued operations	$7.0	$7.0	$9.3

Accounts payable	$0.1	$0.0	$0.1
Accrued expenses and other current liabilities	1.8	2.1	0.6

Current liabilities of discontinued operations	$1.9	$2.1	$0.7

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution (1)(2)	Educational Technology and Services (1)	Classroom and Supplemental Materials Publishing (1)(3)	Media, Licensing and Advertising (1)(2)	Overhead (1)(4)	Total Domestic	International (1)(5)	Total

Three months ended
November 30, 2012

Revenues	$350.1	$52.2	$53.2	$17.0	$—	$472.5	$143.7	$616.2
Bad debt expense	1.8	(0.2)	1.4	—	—	3.0	1.0	4.0
Depreciation and amortization(6)	4.3	0.3	0.3	0.1	10.4	15.4	1.3	16.7
Amortization(7)	3.8	5.2	1.9	0.8	—	11.7	0.3	12.0
Segment operating income (loss)	68.9	5.3	7.4	1.4	(6.8)	76.2	24.7	100.9
Expenditures for long-lived assets including royalty advances	12.1	9.2	2.4	1.1	10.8	35.6	2.7	38.3

Three months ended
November 30, 2011

Revenues	$393.0	$65.4	$58.7	$24.1	$—	$541.2	$144.1	$685.3
Bad debt expense	1.6	0.4	0.5	—	—	2.5	0.8	3.3
Depreciation and amortization(6)	3.8	0.4	0.2	0.3	9.4	14.1	1.4	15.5
Amortization(7)	3.1	5.1	1.7	2.1	—	12.0	0.5	12.5
Loss on leases	—	—	—	—	6.2	6.2	—	6.2
Segment operating income (loss)	108.7	14.6	10.3	2.5	(22.7)	113.4	26.6	140.0
Expenditures for long-lived assets including royalty advances	12.9	6.0	3.1	2.1	7.6	31.7	1.6	33.3

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution (1)(2)	Educational Technology and Services (1)	Classroom and Supplemental Materials Publishing (1)(3)	Media, Licensing and Advertising (1)(2)	Overhead (1)(4)	Total Domestic	International (1)(5)	Total

Six months ended
November 30, 2012

Revenues	$421.2	$132.2	$91.1	$31.4	$—	$675.9	$233.9	$909.8
Bad debt expense	1.6	0.1	1.2	—	—	2.9	1.6	4.5
Depreciation and amortization(6)	8.1	0.6	0.7	0.2	20.7	30.3	2.5	32.8
Amortization(7)	7.3	10.7	3.6	1.3	—	22.9	0.9	23.8
Loss on leases	—	—	—	—	—	—	—	—
Segment operating income (loss)	13.7	30.1	4.8	1.4	(24.1)	25.9	27.5	53.4
Segment assets at 11/30/12	564.4	170.9	170.2	32.3	513.9	1,451.7	310.3	1,762.0
Goodwill at 11/30/12	54.3	22.7	65.4	5.4	—	147.8	10.0	157.8
Expenditures for long-lived assets including royalty advances	27.2	17.4	4.2	3.1	18.3	70.2	5.1	75.3
Long-lived assets at 11/30/12	171.4	106.9	90.0	13.2	244.3	625.8	71.2	697.0

Six months ended
November 30, 2011

Revenues	$470.5	$162.0	$104.4	$34.6	$—	$771.5	$231.8	$1,003.3
Bad debt expense	1.6	0.7	0.9	—	—	3.2	1.5	4.7
Depreciation and amortization(6)	7.5	0.7	0.5	0.4	18.6	27.7	2.9	30.6
Amortization(7)	6.2	10.3	3.1	3.6	—	23.2	1.2	24.4
Loss on leases	—	—	—	—	6.2	6.2	—	6.2
Segment operating income (loss)	58.5	53.4	12.4	(2.1)	(41.9)	80.3	26.5	106.8
Segment assets at 11/30/11	541.4	157.6	158.8	44.2	419.5	1,321.5	280.1	1,601.6
Goodwill at 11/30/11	54.3	22.7	64.0	5.4	—	146.4	8.7	155.1
Expenditures for long-lived assets including royalty advances	21.1	11.3	4.4	4.0	12.6	53.4	3.9	57.3
Long-lived assets at 11/30/11	175.6	98.6	81.0	20.2	242.4	617.8	69.9	687.7

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

(5)	Includes assets and results of operations acquired in a business acquisition as of January 3, 2012.

(6)	Includes depreciation of property, plant and equipment and amortization of intangible assets.

(7)	Includes amortization of prepublication and production costs.

4. Debt

The following table summarizes debt as of the dates indicated:

	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

	November 30, 2012		May 31, 2012		November 30, 2011

Lines of Credit (weighted average interest rates of 4.7%, 5.3% and 3.7%, respectively)	$0.7	$0.7	$6.5	$6.5	$5.7	$5.7
Loan Agreement:
Revolving Loan	—	—	—	—	—	—
Term Loan	—	—	—	—	—	—
5% Notes due 2013, net of discount	152.9	155.1	152.8	155.4	152.7	153.8

Total debt	$153.6	$155.8	$159.3	$161.9	$158.4	$159.5

Less lines of credit, short-term debt and current portion of long-term debt	(0.7)	(0.7)	(6.5)	(6.5)	(5.7)	(5.7)

Total long-term debt	$152.9	$155.1	$152.8	$155.4	$152.7	$153.8

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

Short-term debt’s carrying value approximates fair value. Fair values of the Notes were estimated based on market quotes, where available, or dealer quotes.

The following table sets forth the maturities of the Company’s debt obligations as of November 30, 2012, for the twelve-month periods ending November 30,

2013	$0.7
2014	152.9

Total debt	$153.6

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

As of November 30, 2012, the indicated spread on Base Rate Advances was 0.18% and the indicated spread on Eurodollar Rate Advances was 1.18%, both based on the Company’s prevailing consolidated debt to total capital ratio. There were no Revolving Loan Advances outstanding on November 30, 2012.

The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At November 30, 2012, the facility fee rate was 0.20%.

At November 30, 2012, the Company had open standby letters of credit totaling $6.6, including $1.4 under the Loan Agreement.

The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at November 30, 2012, the Company was in compliance with these covenants.

See Note 16, “Subsequent Events,” for information concerning the December 5, 2012 amendment to the Loan Agreement.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

Lines of Credit

As of November 30, 2012, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $20.0. There were no outstanding borrowings under these credit lines at November 30, 2012, May 31, 2012 and November 30, 2011. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 364 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of November 30, 2012, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $32.2, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. Borrowings and weighted average interest rates for these lines of credit are presented in the table above.

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

As noted above under “Loan Agreement,” the Company amended the terms of the Revolving Loan to extend the maturity date from June 1, 2012 to June 1, 2014. The Company has the ability to use a portion of this credit facility to fully redeem the 5% Notes due 2013 and intends to draw on this credit facility for this purpose. Accordingly, the balance of the 5% Notes is excluded from current liabilities and classified as long-term debt on the Company’s condensed consolidated balance sheets at November 30, 2012 and May 31, 2012.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

6. Earnings (Loss) Per Share

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the three and six-month periods ended November 30, 2012 and 2011, respectively:

	Three months ended November 30,		Six months ended November 30,
	2012	2011	2012	2011

Earnings (loss) from continuing operations attributable to Class A and Common Shares	$61.7	$82.9	$29.8	$57.9

Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	(0.1)	(0.5)	(0.2)	(2.5)

Net income (loss) attributable to Class A and Common Shares	$61.6	$82.4	$29.6	$55.4

Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	31.9	31.2	31.7	31.1

Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.8	0.5	0.7	0.5

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	32.7	31.7	32.4	31.6

Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:

Earnings (loss) from continuing operations	$1.93	$2.66	$0.94	$1.86

Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.02)	$(0.01)	$(0.08)

Net income (loss)	$1.93	$2.64	$0.93	$1.78

Diluted earnings (loss) per share:

Earnings (loss) from continuing operations	$1.89	$2.62	$0.92	$1.83

Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.02)	$(0.01)	$(0.08)

Net income (loss)	$1.89	$2.60	$0.91	$1.75

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

Earnings from continuing operations exclude earnings of $0.2 and $0.1 for the three and six months ended November 30, 2012, respectively, and $0.4 and $0.3 for the three and six months ended November 30, 2011, respectively, for earnings attributable to participating RSUs.

Potentially dilutive shares outstanding pursuant to compensation plans that were not included in the diluted earnings per share calculation because they were anti-dilutive were 1.6 million and 4.8 million for the three months ended November 30, 2012 and 2011, respectively, and 1.7 million and 4.6 million for the six months ended November 30, 2012 and 2011, respectively. Options outstanding pursuant to compensation plans were 4.3 million and 5.8 million as of November 30, 2012 and 2011, respectively.

As of November 30, 2012, $30.9 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors. See Note 12, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

7. Goodwill and Other Intangibles

Goodwill and other intangible assets with indefinite lives are reviewed annually for impairment or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the periods indicated:

	Six months ended November 30, 2012	Twelve months ended May 31, 2012	Six months ended November 30, 2011

Gross beginning balance	$178.5	$175.0	$175.0
Accumulated impairment	(20.8)	(20.8)	(20.8)

Beginning balance	$157.7	$154.2	$154.2
Additions due to acquisition	—	2.7	—
Foreign currency translation	0.1	0.0	0.0
Other	—	0.8	0.9

Gross ending balance	$178.6	$178.5	$175.9
Accumulated impairment	(20.8)	(20.8)	(20.8)

Ending balance	$157.8	$157.7	$155.1

On February 8, 2012, the Company acquired the business and certain assets of Weekly Reader, a publisher of weekly educational classroom magazines designed for children in grades Pre-K–12, for $2.0 in cash and $4.8 in assumed liabilities, which have been fulfilled by the Company. The Company utilized Level 3 fair value measurement inputs including internally-developed discounted cash flow forecasts and market comparisons of royalty rates to determine the fair value of the assets acquired and the amount to be allocated to goodwill. As a result, the Company recognized $1.4 of goodwill and $5.4 of intangible assets. The results of operations of this business subsequent to the acquisition date are included in the Classroom and Supplemental Materials Publishing segment.

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

The Company assesses goodwill annually or more frequently if impairment indicators are such that the goodwill is more likely than not impaired. In the current fiscal period, there are no indicators that the goodwill is more likely than not impaired. The Company continues to monitor these indicators in light of reduced earnings, changes in market conditions, near and long-term demand for the Company’s products and other relevant factors.

The following table summarizes the activity in Total other intangibles subject to amortization for the periods indicated:

	Six months ended November 30, 2012	Twelve months ended May 31, 2012	Six months ended November 30, 2011

Beginning balance - customer lists	$4.3	$0.7	$0.7
Additions due to acquisition	0.1	3.8	—
Amortization expense	(0.5)	(0.2)	(0.1)
Foreign currency translation	0.0	0.0	0.0

Customer lists, net of accumulated amortization of $1.8, $1.3 and $1.2, respectively	$3.9	$4.3	$0.6

Beginning balance - other	$10.4	$17.3	$17.3
Impairment charge	—	(5.4)	—
Amortization expense	(0.8)	(1.4)	(0.8)
Other	0.1	(0.1)	—

Other intangibles, net of accumulated amortization of $11.3, $10.5 and $5.0, respectively	$9.7	$10.4	$16.5

Total other intangibles subject to amortization	$13.6	$14.7	$17.1

Amortization expense for Total other intangibles was $1.3 and $0.9 for the six months ended November 30, 2012 and 2011, respectively. Intangible assets with definite lives consist principally of customer lists, covenants not to compete and publishing and trademark rights. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is 8 years.

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes Other intangibles not subject to amortization at the dates indicated:

	November 30, 2012	May 31, 2012	November 30, 2011

Net carrying value by major class:
Trademarks and other	$2.0	$2.0	$1.8

Total	$2.0	$2.0	$1.8

8. Investments

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $22.9, $20.6 and $22.5 at November 30, 2012, May 31, 2012 and November 30, 2011, respectively.

The Company owns a non-controlling interest in a book distribution business located in the UK, which is accounted for as a cost-basis investment.

The Company’s 26.2% non-controlling interest in a children’s book publishing business located in the UK is accounted for using the equity method of accounting.

Income from equity investments totaled $1.5 for the six months ended November 30, 2012 and $1.7 for the six months ended November 30, 2011. The current year results include a $1.3 settlement received in the current fiscal period in respect of a former equity-method investment for product delivered to the investee in prior years.

The following table summarizes the Company’s investments as of the dates indicated:

	November 30, 2012	May 31, 2012	November 30, 2011

Cost method investments:
UK - based	$5.6	$5.2	$5.5

Total cost method investments	$5.6	$5.2	$5.5

Equity method investments:
UK - based	$17.3	$15.4	$15.7
U.S. - based	—	—	1.3

Total equity method investments	$17.3	$15.4	$17.0

Total	$22.9	$20.6	$22.5

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

9. Employee Benefit Plans

The following tables set forth components of the net periodic benefit costs for the periods indicated under the Company’s cash balance retirement plan for its United States employees meeting certain eligibility requirements (the “U.S. Pension Plan”) and the defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom (the “UK Pension Plan” and, together with the U.S. Pension Plan, the “Pension Plans”). Also included are the post-retirement benefits, consisting of certain healthcare and life insurance benefits, provided by the Company to its eligible retired United States-based employees (the “Post-Retirement Benefits”). The Pension Plans and Post-Retirement Benefits include participants associated with both continuing operations and discontinued operations.

	Pension Plans Three months ended November 30,		Post-Retirement Benefits Three months ended November 30,
	2012	2011	2012	2011

Components of net periodic benefit (credit) cost:
Service cost	$0.0	$0.0	$0.0	$0.0
Interest cost	1.7	2.1	0.4	0.5
Expected return on assets	(2.6)	(2.7)	—	—
Net amortization of prior service credit	—	—	(0.1)	(0.2)
Amortization of (gain) loss	0.5	0.3	0.9	1.0

Net periodic benefit (credit) cost	$(0.4)	$(0.3)	$1.2	$1.3

	Pension Plans Six months ended November 30,		Post-Retirement Benefits Six months ended November 30,
	2012	2011	2012	2011

Components of net periodic benefit (credit) cost:
Service cost	$0.0	$0.0	$0.0	$0.0
Interest cost	3.5	4.2	0.8	0.9
Expected return on assets	(5.3)	(5.4)	—	—
Net amortization of prior service credit	—	—	(0.2)	(0.3)
Amortization of (gain) loss	1.1	0.7	1.9	2.1

Net periodic benefit (credit) cost	$(0.7)	$(0.5)	$2.5	$2.7

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the six months ended November 30, 2012, the Company contributed $5.1 to the U.S. Pension Plan and $0.6 to the UK Pension Plan.

The Company expects, based on actuarial calculations, to contribute cash of approximately $10.6 to the Pension Plans for the fiscal year ending May 31, 2013.

10. Stock-Based Compensation

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended November 30,		Six months ended November 30,
	2012	2011	2012	2011

Stock option expense	$0.6	$3.4	$1.6	$4.8
Restricted stock unit expense	0.8	2.0	1.8	2.6
Management stock purchase plan	0.6	0.2	0.6	0.2
Employee stock purchase plan	0.1	0.1	0.2	0.2

Total stock-based compensation expense	$2.1	$5.7	$4.2	$7.8

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

11. Severance and Exit Costs

Severance expense incurred by the Company was $2.1 during the six months ended November 30, 2012, $14.9 during the twelve months ended May 31, 2012 and $8.3 during the six months ended November 30, 2011. Accrued severance of $1.9, $2.7 and $2.4 as of November 30, 2012, May 31, 2012 and November 30, 2011, respectively, is included in “Other accrued expenses” on the Company’s condensed consolidated balance sheets. The table below provides information regarding the severance expense reported in the Company’s condensed consolidated statements of operations.

	Six months ended November 30, 2012	Twelve months ended May 31, 2012	Six months ended November 30, 2011

Beginning balance	$2.7	$1.9	$1.9
Accruals	2.1	14.9	8.3
Payments	(2.9)	(14.1)	(7.8)

Ending balance	$1.9	$2.7	$2.4

12. Treasury Stock

The Board of Directors has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. The table below represents the remaining Board authorization:

Board Authorization	Amount

September 2010	$44.0
Less repurchases made from November 2011 through November 2012	(13.1)

Remaining Board authorization at November 30, 2012	$30.9

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The Corporation, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Corporation file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The Company is currently under audit by the Internal Revenue Service for fiscal years ended May 31, 2007, 2008 and 2009. The Company is currently under audit by New York State for fiscal years ended May 31, 2006, 2007 and 2008 and by New York City for fiscal years ended May 31, 2005, 2006 and 2007. If any of these tax examinations are concluded within the next twelve months, the Company will make any necessary adjustments to its unrecognized tax benefits.

The Company’s annual effective tax rate for the fiscal year ending May 31, 2013 is currently expected to be approximately 40%.

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

15. Derivatives and Hedging

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings, and it recognizes the unrealized gain or loss in other current assets or liabilities. Unrealized gains of $0.1 and $0.8 were recognized at November 30, 2012 and 2011, respectively.

16. Other Accrued Expenses

Other accrued expenses consist of the following as of the dates indicated:

	November 30, 2012	May 31, 2012	November 30, 2011

Accrued payroll, payroll taxes and benefits	$45.7	$48.1	$45.2
Accrued bonus and commissions	16.5	57.3	21.9
Accrued other taxes	36.6	42.8	24.0
Accrued advertising and promotions	41.1	36.1	35.5
Accrued income taxes	11.3	10.2	28.2
Accrued insurance	8.7	8.4	8.5
Other accrued expenses	35.3	30.6	41.8

Total accrued expenses	$195.2	$233.5	$205.1

17. Subsequent Events

On December 19, 2012, the Company announced that the Board of Directors declared a cash dividend of $0.125 per Class A and Common share in respect of the third quarter of fiscal 2013. The dividend is payable on March 15, 2013 to stockholders of record on January 31, 2013.

Effective December 5, 2012, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) entered into an amendment to the Loan Agreement, dated June 1, 2007. The amendment (i) increased the Revolving Loan commitments from $325.0 to $425.0 (with the continued ability to increase that amount by up to an additional $150.0), (ii) extended the maturity of the $425.0 Revolving Loan until December 5, 2017 from June 1, 2014, (iii) amended a covenant in the Loan Agreement to permit certain sales, transfers and dispositions of assets by either Borrower or any subsidiary to any other Borrower or subsidiary and (iv) amended a covenant in the Loan Agreement to permit transactions between or among the Company and its wholly-owned subsidiaries not involving any other affiliates.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenues for the quarter ended November 30, 2012 decreased by $69.1 million, or 10.1%, to $616.2 million, compared to $685.3 million in the prior fiscal year quarter. Net income for the quarter ended November 30, 2012 was $61.8 million, compared to $82.8 million in the prior fiscal year period. Consolidated earnings per diluted share were $1.89, compared to $2.60 per diluted share in the prior year period.

The results for the quarter ended November 30, 2012 primarily reflect lower sales of higher margin educational technology products, which were affected by lower spending by school districts in the quarter, lower than anticipated sales of The Hunger Games trilogy and lower revenue in Children’s Book Clubs, as well as increased investments in ecommerce and ebook initiatives compared to the prior year period.

The Company is implementing cost savings initiatives to offset pressures on operating income. With these cost savings actions, strong cash position and recently amended long-term credit agreement, the Company believes it has ample flexibility to continue investments in technology-based learning products, ebooks and ecommerce, as well as the continued expansion of publishing and product development in southeast Asia.

As previously announced, for fiscal 2013 the Company now expects total revenue of approximately $1.8 billion to $1.9 billion and earnings per diluted share from continuing operations in the range of $1.40 to $1.60, before the impact of one-time items associated with cost reduction programs and non-cash, non-operating items.

Results of Continuing Operations and Discontinued Operations

Revenues for the quarter ended November 30, 2012 decreased by $69.1 million, or 10.1%, to $616.2 million, compared to $685.3 million in the prior fiscal year quarter. This was due to lower revenues in the Children’s Book Publishing and Distribution segment, the Educational Technology and Services segment, the Media, Licensing and Advertising segment, the Classroom and Supplemental Materials segment and the International segment of $42.9 million, $13.2 million, $7.1 million, $5.5 million and $0.4 million, respectively. Revenues for the six months ended November 30, 2012 decreased by $93.5 million, or 9.3%, to $909.8 million, compared to $1,003.3 million in the prior year fiscal period, primarily due to lower revenues in the Children’s Book Publishing and Distribution segment, the Educational Technology and Services segment, the Classroom and Supplemental Materials segment and the Media, Licensing and Advertising segment of $49.3 million, $29.8 million, $13.3 million and $3.2 million, respectively. This was partially offset by increased revenues in the International segment of $2.1 million.

Cost of goods sold as a percentage of revenue for the quarter ended November 30, 2012 increased to 42.7%, compared to 41.7% in the prior fiscal year quarter. Cost of goods sold as a percentage of revenue for the six months ended November 30, 2012 increased to 45.6%, compared to 44.5% in the prior fiscal year period. The percentage increases in both periods were related to certain fixed costs over a lower revenue base and, to a lesser extent, unfavorable product mix.

Components of Cost of goods sold for the three and six months ended November 30, 2012 and 2011 are as follows:

	Three months ended November 30,		Six months ended November 30,
	2012	2011	2012	2011

Product, service and production costs	$154.7	$168.2	$227.3	$247.7
Royalty costs	28.2	34.2	51.4	57.1
Prepublication and production amortization	12.3	12.6	23.9	24.4
Postage, freight, shipping, fulfillment and all other costs	68.2	70.7	111.9	116.9

Total	$263.4	$285.7	$414.5	$446.1

SCHOLASTIC CORPORATION
Item 2. MD&A

Selling, general and administrative expenses decreased by $2.7 million to $235.2 million in the quarter, compared to $237.9 million in the prior fiscal year quarter. Selling, general and administrative expenses for the six months ended November 30, 2012 decreased by $4.5 million to $409.1 million, compared to $413.6 million in the prior fiscal year period. The decreases in both periods were primarily related to lower employee-related expenses, partially offset by increased promotional spending in the Children’s Book Publishing and Distribution segment.

In the prior fiscal year period, the Company recognized a loss on leases of $6.2 million for certain leased properties in lower Manhattan. The fair value of the net rents to be received under sublease arrangements is less than the Company’s lease commitments for these properties over the remaining term of the leases and, accordingly, the Company recognized this loss in the three and six months ended November 30, 2011.

Net interest expense decreased to $3.7 million in the quarter ended November 30, 2012, compared to $3.9 million in the prior fiscal year quarter, related to lower average borrowings. For the six months ended November 30, 2012, net interest expense decreased to $7.4 million, compared to $7.8 million in the prior fiscal year period, also related to lower average borrowings.

The loss from discontinued operations, net of tax, was $0.1 million, or less than $0.01 per share, for the quarter ended November 30, 2012, compared to $0.5 million, or $0.02 per share, in the prior fiscal year quarter. Loss from discontinued operations for the six months ended November 30, 2012 was $0.2 million, or $0.01 per share, compared to $2.5 million, or $0.08 per share, for the prior fiscal period. The decrease in such loss reflects asset impairments recognized in the Company’s toy catalog business which was discontinued in the quarter ended August 31, 2011.

Results of Continuing Operations

Children’s Book Publishing and Distribution

	Three months ended				Six months ended
($ amounts in millions)	November 30, 2012	November 30, 2011	$ change	% change	November 30, 2012	November 30, 2011	$ change	% change

Revenues	$350.1	$393.0	$(42.9)	-10.9%	$421.2	$470.5	$(49.3)	-10.5%

Operating income (loss)	68.9	108.7	(39.8)	-36.6%	13.7	58.5	(44.8)	-76.6%

Operating margin	19.7%	27.7%			3.3%	12.4%

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended November 30, 2012 decreased by $42.9 million, or 10.9%, to $350.1 million, compared to $393.0 million in the prior fiscal year quarter. Revenues for the six months ended November 30, 2012 decreased by $49.3 million, or 10.5%, to $421.2 million, compared to $470.5 million in the prior fiscal year period. These decreases were related to declines in the Company’s book clubs business, due to lower revenue per order, as well as school closings after Superstorm Sandy, and lower revenues in the Company’s trade business, reflecting lower sales of The Hunger Games trilogy compared to the trilogy’s strong results in the comparable prior year periods. This was partially offset by a modest increase in the Company’s book fairs business.

Segment operating income for the quarter ended November 30, 2012 decreased by $39.8 million, or 36.6%, to $68.9 million, compared to $108.7 million in the prior fiscal year quarter. Segment operating income for the six months ended November 30, 2012 decreased by $44.8 million, or 76.6%, to $13.7 million, compared to $58.5 million in the prior fiscal year period. The decreases in both periods were principally related to the lower revenues discussed above, as well as increased promotional expenses in the book clubs business and the Company’s continued investment in its digital initiatives.

SCHOLASTIC CORPORATION
Item 2. MD&A

Educational Technology and Services

	Three months ended				Six months ended
($ amounts in millions)	November 30, 2012	November 30, 2011	$ change	% change	November 30, 2012	November 30, 2011	$ change	% change

Revenues	$52.2	$65.4	$(13.2)	-20.2%	$132.2	$162.0	$(29.8)	-18.4%

Operating income (loss)	5.3	14.6	(9.3)	-63.7%	30.1	53.4	(23.3)	-43.6%

Operating margin	10.2%	22.3%			22.8%	33.0%

Revenues in the Educational Technology and Services segment for the quarter ended November 30, 2012 decreased by $13.2 million, or 20.2%, to $52.2 million, compared to $65.4 million in the prior year fiscal quarter. Revenues for the six months ended November 30, 2012 decreased by $29.8 million, or 18.4%, to $132.2 million, compared to $162.0 million in the prior fiscal year period. These decreases were primarily related to decreased sales of educational technology products due to lower spending by school districts, as well as a significant sale of adoption product in Texas in the prior year period. In addition, the prior year periods benefited from higher revenues related to the launch of READ180 Next Generation.

Segment operating income for the quarter ended November 30, 2012 decreased by $9.3 million, or 63.7%, to $5.3 million, compared to $14.6 million in the prior year fiscal quarter. Segment operating income for the six months ended November 30, 2012 decreased by $23.3 million, or 43.6%, to $30.1 million, compared to $53.4 million in the prior fiscal year period. The decreases in both periods were primarily related to the lower revenues from sales of higher margin educational technology products.

Classroom and Supplemental Materials Publishing

	Three months ended				Six months ended
($ amounts in millions)	November 30, 2012	November 30, 2011	$ change	% change	November 30, 2012	November 30, 2011	$ change	% change

Revenues	$53.2	$58.7	$(5.5)	-9.4%	$91.1	$104.4	$(13.3)	-12.7%

Operating income (loss)	7.4	10.3	(2.9)	-28.2%	4.8	12.4	(7.6)	-61.3%

Operating margin	13.9%	17.5%			5.3%	11.9%

Revenues in the Classroom and Supplemental Materials Publishing segment for the quarter ended November 30, 2012 decreased by $5.5 million, or 9.4%, to $53.2 million, compared to $58.7 million in the prior fiscal year quarter. Revenues for the six months ended November 30, 2012 decreased by $13.3 million, or 12.7%, to $91.1 million, compared to $104.4 million in the prior fiscal year period. The decreases in both fiscal periods were primarily related to the loss of revenue from significant non-recurring contracts with Reading is Fundamental, which were in place in the prior year period, partially offset by increased revenue in the Company’s classroom magazine business.

Segment operating income for the quarter ended November 30, 2012 decreased by $2.9 million, or 28.2%, to $7.4 million, compared to $10.3 million in the prior fiscal year quarter. Segment operating income for the six months ended November 30, 2012 decreased by $7.6 million, or 61.3%, to $4.8 million, compared to $12.4 million in the prior fiscal year period. The decreases in both fiscal periods were principally related to the revenue decrease noted above.

SCHOLASTIC CORPORATION
Item 2. MD&A

International

	Three months ended				Six months ended
($ amounts in millions)	November 30, 2012	November 30, 2011	$ change	% change	November 30, 2012	November 30, 2011	$ change	% change

Revenues	$143.7	$144.1	$(0.4)	-0.3%	$233.9	$231.8	$2.1	0.9%

Operating income (loss)	24.7	26.6	(1.9)	-7.1%	27.5	26.5	1.0	3.8%

Operating margin	17.2%	18.5%			11.8%	11.4%

Revenues in the International segment for the quarter ended November 30, 2012 decreased by $0.4 million to $143.7 million, compared to $144.1 million in the prior fiscal year quarter, principally due to lower revenues in Canada of $5.7 million, primarily in the book clubs business, partially offset by increased revenues in the UK of $1.2 million, as well as the favorable impact of foreign exchange rates of $1.8 million. Revenues for the six months ended November 30, 2012 increased by $2.1 million to $233.9 million, compared to $231.8 million in the prior fiscal year period. This increase was primarily related to increased revenues in the Company’s UK trade business, partially offset by lower revenues in the Company’s Canadian book clubs business, as well as the negative impact of foreign currency exchange rates.

Segment operating income for the quarter ended November 30, 2012 decreased by $1.9 million, or 7.1%, to $24.7 million, compared to $26.6 million in the prior fiscal year quarter, primarily due to lower results in the Company’s Canadian business, as well as the negative impact of foreign currency exchange rates, partially offset by improved results in the Company’s UK business. Segment operating income for the six months ended November 30, 2012 increased by $1.0 million, or 3.8%, to $27.5 million, compared to $26.5 million in the prior fiscal year period. This increase was related to the higher revenues in the UK, partially offset by the negative effect of foreign currency exchange rates.

SCHOLASTIC CORPORATION
Item 2. MD&A

Media, Licensing and Advertising

	Three months ended				Six months ended
($ amounts in millions)	November 30, 2012	November 30, 2011	$ change	% change	November 30, 2012	November 30, 2011	$ change	% change

Revenues	$17.0	$24.1	$(7.1)	-29.5%	$31.4	$34.6	$(3.2)	-9.2%

Operating income (loss)	1.4	2.5	(1.1)	-44.0%	1.4	(2.1)	3.5	*

Operating margin	8.2%	10.4%			4.5%	*

          *        Not meaningful

Revenues in the Media, Licensing and Advertising segment for the quarter ended November 30, 2012 decreased by $7.1 million, or 29.5%, to $17.0 million, compared to $24.1 million in the prior fiscal year quarter. The decrease in revenues was primarily due to lower advertising revenues and reduced production revenues, as well as lower sales of console products. Revenues for the six months ended November 30, 2012 decreased by $3.2 million, or 9.2%, to $31.4 million, compared to $34.6 million in the prior fiscal year period. This decrease was primarily related to the planned reduction in custom publishing and reduced production revenues, partially offset by increased revenue from sales of audio books.

Segment operating income for the quarter ended November 30, 2012 decreased by $1.1 million, or 44.0%, to $1.4 million, compared to $2.5 million in the prior fiscal year quarter. The decrease was primarily related to the lower revenues noted above, partially offset by $1.3 million of settlement income. Segment operating income for the six months ended November 30, 2012 was $1.4 million, compared to an operating loss of $2.1 million in the prior fiscal year period. The improvement is related to the higher audio book revenues noted above, as well as the $1.3 million settlement income noted above.

Overhead

Corporate overhead for the quarter ended November 30, 2012 decreased by $15.9 million to $6.8 million, compared to $22.7 million in the prior fiscal year quarter, primarily related to lower employee-related expenses. Corporate overhead for the six months ended November 30, 2012 decreased by $17.8 million to $24.1 million, compared to $41.9 million in the prior fiscal year period, primarily related to lower employee-related costs, partially offset by increased consulting costs.

SCHOLASTIC CORPORATION
Item 2. MD&A

Seasonality

The Company’s school-based book clubs, school-based book fairs and most of its magazines operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based book club and book fair revenues are greatest in the second and fourth quarters of the fiscal year, while revenues from the sale of instructional materials and educational technology products and services are highest in the first and fourth quarters. The Company generally experiences a loss from operations in the first and third quarters of each fiscal year. Trade sales can vary throughout the year due to varying release dates of published titles.

SCHOLASTIC CORPORATION
Item 2. MD&A

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $257.3 million at November 30, 2012, compared to $194.9 million at May 31, 2012 and $114.0 million at November 30, 2011.

Cash provided by operating activities was $127.4 million for the six months ended November 30, 2012, compared to $107.8 million in the prior fiscal year period, representing an increase in cash provided by operating activities of $19.6 million.

Primary drivers of the improvement include:

•

$118.0 million increase in net receivable collections largely attributable to fourth quarter 2012 sales performance in the Company’s Children’s Book Publishing and Distribution segment (primarily The Hunger Games trilogy) and increased deferred revenue.

•	$76.2 million cash improvement related to favorable accounts payable management, lower inventory purchases and timing of payments.

Partially offset by:

•	Lower net income of $26.0 million for the six months ended November 30, 2012 compared to the six months ended November 30, 2011.

•

Lower accrued royalty impact of $56.8 million in the current six month fiscal period driven by the current year payout of royalties primarily associated with prior year sales of The Hunger Games trilogy.

•	Lower accrued expenses of $94.3 million driven by first quarter employee incentive compensation payments related to the prior fiscal year’s results and higher tax payments in the current fiscal year.

Cash used in investing activities was $63.1 million for the six months ended November 30, 2012, compared to $46.2 million in the prior year fiscal year period, representing an increase of $16.9 million. The Company continues to invest in its ongoing digital initiatives.

Cash used in financing activities was $3.4 million for the six months ended November 30, 2012, compared to $51.8 million for the prior fiscal year period, primarily reflecting Term Loan payments in the prior fiscal year period under the Company’s Loan Agreement discussed below and lower borrowings under lines of credit, as well as increased dividends, offset partially by an increase in proceeds pursuant to stock based compensation plans.

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

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund on-going operations, including pension contributions, dividends, currently authorized common share repurchases, debt service, planned capital expenditures and other investments. As of November 30, 2012, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $257.3 million, cash from operations and borrowings available under the Revolving Loan (as described under “Financing” below) totaling $325.0 million (which was increased to $425.0 million effective December 5, 2012), less the amount anticipated to be utilized to satisfy the outstanding 5% Notes. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its on-going operating needs, as well as its financing and investing activities.

SCHOLASTIC CORPORATION
Item 2. MD&A

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

Effective December 5, 2012, as discussed below, the Company amended its existing revolving credit facility, which was scheduled to mature on June 1, 2014, to extend the maturity date to December 5, 2017. The Company intends to draw on this credit facility to satisfy its repayment obligations in respect of the 5% Notes due April 2013.

Financing

Loan Agreement

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) entered into a $525.0 million credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 million revolving credit component (the “Revolving Loan”) and a $200.0 million amortizing term loan component (the “Term Loan”), with the ability to increase the aggregate Revolving Loan commitments of the lenders by up to an additional $150.0 million. The Loan Agreement was amended on August 16, 2010, on October 25, 2011 and most recently on December 5, 2012. The amendment on October 25, 2011 extended the maturity of the Revolving Loan facility to June 1, 2014 from June 1, 2012 and provided for the repayment of the outstanding balance of the Term Loan on October 25, 2011. The amendment on December 5, 2012 (i) increased the Revolving Loan from $325.0 million to $425.0 million (with the continued ability to increase the aggregate Revolving Loan commitments of the lenders by up to an additional $150.0 million), (ii) extended the maturity of the $425.0 million Revolving Loan to December 5, 2017 from June 1, 2014, (iii) amended a covenant in the Loan Agreement to permit certain sales, transfers and dispositions of assets by either Borrower or any subsidiary to any other Borrower or subsidiary and (iv) amended a covenant in the Loan Agreement to permit transactions between or among the Company and its wholly-owned subsidiaries not involving any other affiliates.

The Revolving Loan allows the Company to borrow, repay or prepay and reborrow at any time prior to the stated maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. Interest on the Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). The interest pricing under the Revolving Loan is dependent upon the Borrower’s election of a rate that is either:

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

As of November 30, 2012, the indicated spread on Base Rate Advances was 0.18% and the indicated spread on Eurodollar Rate Advances was 1.18%, both based on the Company’s prevailing consolidated debt to total capital ratio.

The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At November 30, 2012, the facility fee rate was 0.20%.

There were no outstanding borrowings under the Revolving Loan as of November 30, 2012.

SCHOLASTIC CORPORATION
Item 2. MD&A

As of November 30, 2012, standby letters of credit outstanding under the Loan Agreement totaled $1.4 million. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at November 30, 2012, the Company was in compliance with these covenants.

Lines of Credit

The Company has unsecured money market bid rate credit lines totaling $20.0 million. There were no outstanding borrowings under these credit lines at November 30, 2012, May 31, 2012 and November 30, 2011. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 364 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of November 30, 2012, the Company also had various local currency credit lines, with maximum available borrowings in amounts equivalent to $32.2 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these international facilities equivalent to $0.7 million at November 30, 2012 at a weighted average interest rate of 4.7%; $6.5 million at May 31, 2012 at a weighted average interest rate of 5.3%; and $5.7 million at November 30, 2011 at a weighted average interest rate of 3.7%.

5% Notes due 2013

In April 2003, Scholastic Corporation issued $175.0 million of 5% Notes (the “5% Notes”). The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year through maturity. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption. The Company did not make any repurchases of the 5% Notes during the six-month period ended November 30, 2012.

As discussed above, the Company amended its existing revolving credit facility, which was scheduled to mature on June 1, 2014, to extend the maturity date to December 5, 2017. The Company has the ability to use a portion of this credit facility to fully redeem the 5% Notes due April 2013 and intends to draw on this credit facility for this purpose. Accordingly, the balance of the Notes is excluded from current liabilities and classified as Long-term debt on the Company’s condensed consolidated balance sheets at November 30, 2012 and May 31, 2012.

At November 30, 2012, the Company had open standby letters of credit totaling $6.6 million issued under certain credit lines, including the $1.4 million under the Loan Agreement discussed above. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

The Company’s total debt obligations were $153.6 million at November 30, 2012, $159.3 million at May 31, 2012 and $158.4 million at November 30, 2011.

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

SCHOLASTIC CORPORATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. Additionally, the Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts. As of November 30, 2012, the use of short-term forward exchange contracts was not significant. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Less than 1% of the Company’s debt at November 30, 2012 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 4% at May 31, 2012 and November 30, 2011. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of November 30, 2012 (see Note 4 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements”):

($ amounts in millions )	Payments Due By Period

	2013 (1)	2014	2015	2016	2017		Thereafter	Total	Fair Value @ 11/30/12

Debt Obligations
Lines of Credit	$0.7	$—	$—	$—	$—		$—	$0.7	$0.7
Average interest rate	4.7%

Long-term debt including current
Fixed-rate debt	$—	$—	$—	$—	$153.0	(2)	$—	$153.0	$155.1
Average interest rate	—	—	—	—	various	(3)	—

(1)	Fiscal 2013 includes the remaining six months of the current fiscal year, ending May 31, 2013.

(2)

Effective December 5, 2012, the Company amended its existing revolving credit facility, which was scheduled to mature on June 1, 2014, to extend the maturity date to December 5, 2017. The Company intends to draw on this credit facility to satisfy its repayment obligations in respect of the 5% Notes due April 2013.

(3)

The average interest rate is variable and is anticipated to be that of the Company’s revolving credit facility as discussed under “Financing” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of November 30, 2012, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended November 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended November 30, 2012:

Issuer Purchases of Equity Securities

(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)

September 1, 2012 through September 30, 2012	—	$—	—	$31.4
October 1, 2012 through October 31, 2012	—	$—	—	$31.4
November 1, 2012 through November 30, 2012	19,898	$27.42	19,898	$30.9

Total	19,898	$27.42	19,898	—

(i) Represents the remaining amount under the $20 million Common share repurchase program announced on December 16, 2009 and the further $200 million Board authorization for Common share repurchases announced in connection with the modified Dutch auction tender offer commenced by the Company on September 28, 2010 and completed in November 2010. Approximately $156 million was used for repurchases in such tender offer, leaving, after subsequent additional open market repurchases of $13.1 million, $31.4 million at September 1, 2012 for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions, under the current Board authorizations.

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

*10.1	Amended and Restated Scholastic Corporation 2007 Outside Directors Stock Incentive Plan.

*10.2	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Scholastic Corporation 2007 Outside Directors Stock Incentive Plan.

*10.3	Form of Restricted Stock Unit Agreement under the Amended and Restated Scholastic Corporation 2007 Outside Directors Stock Incentive Plan.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

* Referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of Regulation S-K.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: January 2, 2013	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President and Chief
Executive Officer

Date: January 2, 2013	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED NOVEMBER 30, 2012
Exhibits Index

Exhibit Number	Description of Document

*10.1	Amended and Restated Scholastic Corporation 2007 Outside Directors Stock Incentive Plan.

*10.2	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Scholastic Corporation 2007 Outside Directors Stock Incentive Plan.

*10.3	Form of Restricted Stock Unit Agreement under the Amended and Restated Scholastic Corporation 2007 Outside Directors Stock Incentive Plan.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Document **

101.DEF	XBRL Taxonomy Extension Definitions Document **

101.LAB	XBRL Taxonomy Extension Labels Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

* Referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of Regulation S-K.

** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”