Form 10-Q
period 2013-02-28
SCHOLASTIC CORP
filed 2013-03-29
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2013	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of February 28, 2013

Common Stock, $.01 par value	30,239,455
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2013
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollar amounts in millions, except per share data)

	Three months ended		Nine months ended

	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Revenues	$380.5	$467.0	$1,290.3	$1,470.3

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization)	191.1	219.6	605.6	665.7
Selling, general and administrative expenses (exclusive of depreciation and amortization)	200.6	242.5	609.7	656.1
Depreciation and amortization	16.5	16.0	49.3	46.6
Loss on leases and asset impairments	—	0.8	—	7.0

Total operating costs and expenses	408.2	478.9	1,264.6	1,375.4

Operating income (loss)	(27.7)	(11.9)	25.7	94.9
Other income (expense)	0.0	0.0	0.0	0.0

Interest expense, net	4.1	3.9	11.5	11.7

Earnings (loss) from continuing operations before income taxes	(31.8)	(15.8)	14.2	83.2

Provision (benefit) for income taxes	(11.7)	(5.9)	4.4	34.9

Earnings (loss) from continuing operations	(20.1)	(9.9)	9.8	48.3

Earnings (loss) from discontinued operations, net of tax	(0.0)	(0.4)	(0.2)	(2.9)

Net income (loss)	$(20.1)	$(10.3)	$9.6	$45.4

Basic and diluted earnings (loss) per Share of Class A and Common Stock

Basic:
Earnings (loss) from continuing operations	$(0.63)	$(0.32)	$0.31	$1.54

Earnings (loss) from discontinued operations, net of tax	$(0.00)	$(0.01)	$(0.01)	$(0.09)
Net income (loss)	$(0.63)	$(0.33)	$0.30	$1.45
Diluted:
Earnings (loss) from continuing operations	$(0.63)	$(0.32)	$0.30	$1.52

Earnings (loss) from discontinued operations, net of tax	$(0.00)	$(0.01)	$(0.01)	$(0.09)
Net income (loss)	$(0.63)	$(0.33)	$0.29	$1.43

Dividends declared per Class A and Common Share	$0.125	$0.125	$0.375	$0.325

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED
(Dollar amounts in millions)

	Three months ended		Nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Net income (loss)	$(20.1)	$(10.3)	$9.6	$45.4

Other comprehensive income (loss), net:
Foreign currency translation adjustments	(5.2)	3.7	1.9	(2.2)

Pension and post-retirement adjustments:
Amortization of prior service credit	(0.1)	(0.2)	(0.3)	(0.5)
Amortization of unrecognized gains and losses included in net periodic cost	0.8	1.1	3.9	4.2

Total other comprehensive income (loss)	$(4.5)	$4.6	$5.5	$1.5

Comprehensive income (loss)	$(24.6)	$(5.7)	$15.1	$46.9

See accompanying notes

SCHOLASTIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollar amounts in millions, except per share data)

	February 28, 2013	May 31, 2012	February 29, 2012
ASSETS
Current Assets:

Cash and cash equivalents	$196.7	$194.9	$111.8
Accounts receivable, net	196.4	314.1	271.5
Inventories, net	352.5	295.3	397.2
Deferred income taxes	71.4	71.4	56.5
Prepaid expenses and other current assets	76.6	47.2	75.4
Current assets of discontinued operations	7.0	7.0	9.3

Total current assets	900.6	929.9	921.7

Property, plant and equipment, net	323.6	327.2	326.2
Prepublication costs	139.7	125.8	119.8
Royalty advances, net	36.8	34.8	36.7
Production costs	2.0	1.6	7.4
Goodwill	158.0	157.7	162.9
Other intangibles	15.0	16.7	16.6
Noncurrent deferred income taxes	42.5	42.3	20.2
Other assets and deferred charges	35.3	34.3	34.7

Total assets	$1,653.5	$1,670.3	$1,646.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion
of long-term debt	$1.8	$6.5	$12.6
Capital lease obligations	0.4	1.0	1.1
Accounts payable	157.9	119.6	160.1
Accrued royalties	66.3	92.7	84.4
Deferred revenue	81.4	47.1	78.5
Other accrued expenses	175.4	233.5	209.1
Current liabilities of discontinued operations	1.6	2.1	1.2

Total current liabilities	484.8	502.5	547.0

Noncurrent Liabilities:
Long-term debt	153.0	152.8	152.7
Capital lease obligations	57.2	56.4	56.1
Other noncurrent liabilities	112.7	128.3	105.1

Total noncurrent liabilities	322.9	337.5	313.9

Commitments and Contingencies:	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	582.0	583.0	585.0
Accumulated other comprehensive income (loss)	(68.7)	(74.2)	(52.4)
Retained earnings	721.4	723.9	670.9
Treasury stock at cost	(389.3)	(402.8)	(418.6)

Total stockholders’ equity	845.8	830.3	785.3

Total liabilities and stockholders’ equity	$1,653.5	$1,670.3	$1,646.2

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions)

	Nine months ended
	February 28, 2013	February 29, 2012

Cash flows - operating activities:
Net income (loss)	$9.6	$45.4
Earnings (loss) from discontinued operations, net of tax	(0.2)	(2.9)

Earnings (loss) from continuing operations	9.8	48.3

Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	3.9	7.8
Provision for losses on inventory	16.7	18.0
Provision for losses on royalty advances	3.9	4.3
Amortization of prepublication and production costs	36.5	36.4
Depreciation and amortization	50.4	46.6
Loss on leases	—	6.2
Non-cash writeoff related to impairment	—	0.8
Stock-based compensation	5.2	10.0
Deferred income taxes	0.1	0.1
Equity investment income	(1.5)	(1.9)
Changes in assets and liabilities:
Accounts receivable	118.6	(57.6)
Inventories	(71.7)	(107.2)
Other current assets	(27.1)	(18.2)
Deferred promotion costs	(2.1)	(1.7)
Royalty advances	(5.9)	(5.8)
Accounts payable	36.8	38.3
Other accrued expenses	(58.2)	38.2
Accrued royalties	(26.9)	49.1
Deferred revenue	34.2	25.4
Pension and post-retirement liability	(11.5)	(6.0)
Other, net	(3.3)	3.0

Total adjustments	98.1	85.8

Net cash provided by (used in) operating activities of continuing operations	107.9	134.1
Net cash provided by (used in) operating activities of discontinued operations	(0.7)	(1.3)

Net cash provided by (used in) operating activities	107.2	132.8

Cash flows - investing activities:
Prepublication and production expenditures	(51.3)	(39.7)
Additions to property, plant and equipment	(43.5)	(33.0)
Acquisition-related payments (net of cash received of $0.0 and $2.5, respectively)	(0.1)	(5.3)

Net cash provided by (used in) investing activities of continuing operations	(94.9)	(78.0)

Net cash provided by (used in) investing activities	(94.9)	(78.0)

See accompanying notes

SCHOLASTIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollar amounts in millions)

	Nine months ended
	February 28, 2013	February 29, 2012

Cash flows - financing activities:
Repayment of term loan	—	(50.2)
Borrowings under lines of credit	21.3	78.8
Repayment of lines of credit	(25.9)	(65.0)
Repayment of capital lease obligations	(0.8)	(0.5)
Reacquisition of common stock	(5.8)	(5.6)
Proceeds pursuant to stock-based compensation plans	12.0	3.5
Payment of dividends	(11.9)	(9.3)
Other	(0.4)	0.7

Net cash provided by (used in) financing activities of continuing operations	(11.5)	(47.6)

Net cash provided by (used in) financing activities	(11.5)	(47.6)
Effect of exchange rate changes on cash and cash equivalents	1.0	(0.7)

Net increase (decrease) in cash and cash equivalents	1.8	6.5

Cash and cash equivalents at beginning of period	194.9	105.3

Cash and cash equivalents at end of period	$196.7	$111.8

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

Other Comprehensive Income (Loss)

The Company reported net amortization expense of prior service and gains and losses for pension and post-retirement benefit plans in Selling, general and administrative expenses of $0.7 and $3.6 for the three and nine months ended February 28, 2013, respectively, and $0.9 and $3.7 for the three and nine months ended February 29, 2012, respectively. These amounts had previously been recognized as a component of accumulated other comprehensive income.

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

Restricted Cash

The condensed consolidated balance sheets include restricted cash of $1.6, $1.0 and $1.6 at February 28, 2013, May 31, 2012 and February 29, 2012, respectively, which is reported in “Other current assets.”

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an update to the authoritative guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income. This new requirement about presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures. The disclosure amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012 and early adoption is permitted. The Company is evaluating the impact of this update on its consolidated financial position, results of operations and related disclosures, and will adopt this guidance in the fourth quarter of fiscal 2013.

In July 2012, the FASB issued an update to the authoritative guidance related to the impairment testing of indefinite-lived intangible assets. Similar to the guidance for goodwill impairment testing, companies will have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. The guidance provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If a company concludes that this is the case, the company is required to perform the quantitative impairment test by comparing the fair value with the carrying value. Otherwise, a company can skip the quantitative test. Companies are not required to perform the qualitative assessment and are permitted to skip the qualitative assessment for any indefinite-lived asset in any period and proceed directly to the quantitative impairment test. The company may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is evaluating the impact of this update on its consolidated financial position and results of operations.

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

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three months ended		Nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Revenues	$0.0	$0.0	$0.0	$0.1
Non-cash impairment	—	—	—	(0.9)
Earnings (loss) before income taxes	0.1	(0.6)	(0.3)	(4.0)
Income tax benefit (expense)	(0.1)	0.2	0.1	1.1

Earnings (loss) from discontinued operations, net of tax	$0.0	$(0.4)	$(0.2)	$(2.9)

The following table sets forth the assets and liabilities of the discontinued operations included in the condensed consolidated balance sheets of the Company as of the dates indicated:

	February 28, 2013	May 31, 2012	February 29, 2012

Property and plant	$7.0	$7.0	$9.3

Current assets of discontinued operations	$7.0	$7.0	$9.3

Accrued expenses and other current liabilities	1.6	2.1	1.2

Current liabilities of discontinued operations	$1.6	$2.1	$1.2

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

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution(1) (2)	Educational Technology and Services(1)	Classroom and Supplemental Materials Publishing(1)	Media, Licensing and Advertising(1) (2)	Overhead(1) (3)	Total Domestic	International(1)	Total

Three months ended
February 28, 2013

Revenues	$189.4	$41.8	$43.2	$11.7	$—	$286.1	$94.4	$380.5
Bad debt expense	(1.6)	0.5	—	—	—	(1.1)	0.5	(0.6)
Depreciation and amortization(4)	4.0	0.3	0.3	0.1	10.3	15.0	1.5	16.5
Amortization(5)	3.7	5.5	2.1	1.0	—	12.3	0.4	12.7
Loss on leases and asset impairments	—	—	—	—	—	—	—	—
Segment operating income (loss)	(10.1)	(3.5)	(0.2)	(2.3)	(13.6)	(29.7)	2.0	(27.7)
Expenditures for long-lived assets including royalty advances	11.9	10.6	2.7	1.7	7.6	34.5	3.5	38.0

Three months ended
February 29, 2012

Revenues	$268.8	$40.0	$38.2	$14.4	$—	$361.4	$105.6	$467.0
Bad debt expense	1.6	0.3	0.4	—	—	2.3	0.8	3.1
Depreciation and amortization(4)	4.4	0.2	0.3	—	9.1	14.0	2.0	16.0
Amortization(5)	2.8	5.3	1.8	1.5	—	11.4	0.6	12.0
Loss on leases and asset impairments	0.5	—	—	—	—	0.5	0.3	0.8
Segment operating income (loss)	12.2	(5.9)	(3.4)	(1.2)	(17.9)	(16.2)	4.3	(11.9)
Expenditures for long-lived assets including royalty advances	11.7	6.7	4.9	1.3	9.4	34.0	5.1	39.1

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution(1) (2)	Educational Technology and Services(1)	Classroom and Supplemental Materials Publishing(1)	Media, Licensing and Advertising(1) (2)	Overhead(1) (3)	Total Domestic	International(1)	Total

Nine months ended
February 28, 2013

Revenues	$610.6	$174.0	$134.3	$43.1	$—	$962.0	$328.3	$1,290.3
Bad debt expense	—	0.6	1.2	—	—	1.8	2.1	3.9
Depreciation and amortization(4)	12.1	0.9	1.0	0.3	31.0	45.3	4.0	49.3
Amortization(5)	11.0	16.2	5.7	2.3	—	35.2	1.3	36.5
Loss on leases and asset impairments	—	—	—	—	—	—	—	—
Segment operating income (loss)	3.6	26.6	4.6	(0.9)	(37.7)	(3.8)	29.5	25.7
Segment assets at 2/28/2013	549.0	177.1	159.9	27.2	434.4	1,347.6	298.9	1,646.5
Goodwill at 2/28/2013	54.3	22.7	65.4	5.4	—	147.8	10.2	158.0
Expenditures for long-lived assets including royalty advances	39.1	28.0	6.9	4.8	25.9	104.7	8.6	113.3
Long-lived assets at 2/28/2013	170.2	111.8	90.2	13.6	241.5	627.3	68.4	695.7

Nine months ended
February 29, 2012

Revenues	$739.3	$202.0	$142.6	$49.0	$—	$1,132.9	$337.4	$1,470.3
Bad debt expense	3.2	1.0	1.3	—	—	5.5	2.3	7.8
Depreciation and amortization(4)	11.9	0.9	0.8	0.4	27.7	41.7	4.9	46.6
Amortization(5)	9.0	15.6	4.9	5.1	—	34.6	1.8	36.4
Loss on leases and asset impairments	0.5	—	—	—	6.2	6.7	0.3	7.0
Segment operating income (loss)	70.7	47.5	9.0	(3.3)	(59.8)	64.1	30.8	94.9
Segment assets at 2/29/2012	597.1	156.6	153.3	38.2	397.4	1,342.6	294.3	1,636.9
Goodwill at 2/29/2012	54.3	22.7	70.5	5.4	—	152.9	10.0	162.9
Expenditures for long-lived assets including royalty advances	32.8	18.0	9.3	5.3	22.0	87.4	9.0	96.4
Long-lived assets at 2/29/2012	173.7	98.5	88.3	19.7	242.8	623.0	67.6	690.6

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

(4)	Includes depreciation of property, plant and equipment and amortization of intangible assets.

(5)	Includes amortization of prepublication and production costs.

4. Debt

The following table summarizes debt as of the dates indicated:

	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

	February 28, 2013		May 31, 2012		February 29, 2012

Lines of Credit	$1.8	$1.8	$6.5	$6.5	$12.6	$12.6
Loan Agreement:
Revolving Loan	—	—	—	—	—	—
Term Loan	—	—	—	—	—	—
5% Notes due 2013, net of discount	153.0	153.0	152.8	155.4	152.7	158.5

Total debt	$154.8	$154.8	$159.3	$161.9	$165.3	$171.1

Less lines of credit, short-term debt and current portion of long-term debt	(1.8)	(1.8)	(6.5)	(6.5)	(12.6)	(12.6)

Total long-term debt	$153.0	$153.0	$152.8	$155.4	$152.7	$158.5

Lines of Credit weighted average interest rate	8.9%		5.3%		4.7%

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The carrying value of the Company’s short-term debt approximates its fair value. Fair values of the Notes were estimated based on market quotes, where available, or dealer quotes.

The following table sets forth the maturities of the Company’s debt obligations as of February 28, 2013, for the twelve-month period ending February 28,

2014	$1.8
2015	$—
2016	$—
2017	$—
2018	$153.0

Total debt	$154.8

Loan Agreement

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) entered into a $525.0 credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 revolving credit component (the “Revolving Loan”) and a $200.0 amortizing term loan component (the “Term Loan”), with the ability to increase the aggregate Revolving Loan commitments of the lenders by up to an additional $150.0. The Loan Agreement was amended on August 16, 2010, on October 25, 2011 and most recently on December 5, 2012. The amendment on December 5, 2012 served to, among other things, (i) increase the Revolving Loan from $325.0 to $425.0 (with the continued ability to increase the aggregate Revolving Loan commitments of the lenders by up to an additional $150.0), (ii) extend the maturity of the $425.0 Revolving Loan to December 5, 2017 from June 1, 2014, (iii) amend a covenant in the Loan Agreement to permit certain sales, transfers and dispositions of assets by either Borrower or any subsidiary to any other Borrower or subsidiary and (iv) amend a covenant in the Loan Agreement to permit transactions between or among the Company and its wholly-owned subsidiaries not involving any other affiliates. Additionally, this amendment added certain lenders to the Loan Agreement and other lenders exited the Loan Agreement with no further obligation. The Loan Agreement also provides for the payment of a facility fee as described below.

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

At February 28, 2013, the indicated spread on Base Rate Advances was 0.18% and the indicated spread on Eurodollar Rate Advances was 1.18%, both based on the Company’s prevailing consolidated debt to total capital ratio. The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At February 28, 2013, the facility fee rate was 0.20%. There were no outstanding borrowings under the Revolving Loan as of February 28, 2013.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

As of February 28, 2013, the Company had open standby letters of credit totaling $6.6, including $1.4 under the Loan Agreement.

The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at February 28, 2013, the Company was in compliance with these covenants.

Lines of Credit

As of February 28, 2013, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $20.0. There were no outstanding borrowings under these credit lines at February 28, 2013, May 31, 2012 and February 29, 2012. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 364 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of February 28, 2013, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $27.1, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. Borrowings and weighted average interest rates for these lines of credit are presented in the table above. The increased weighted average interest rate of 8.9% as of February 28, 2013 was higher due to local borrowing interest rates in Asia.

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

As noted above under “Loan Agreement,” the Company amended the terms of the Revolving Loan to extend the maturity date to December 5, 2017. The Company has the ability to use a portion of this credit facility to fully redeem the 5% Notes due April 15, 2013 and intends to draw on this credit facility for this purpose. Accordingly, the balance of the 5% Notes is excluded from current liabilities and classified as long-term debt on the Company’s condensed consolidated balance sheets at February 28, 2013 and May 31, 2012.

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

Grolier Limited is an indirect subsidiary of Scholastic Corporation, located in the United Kingdom, which ceased operations in fiscal 2008 and the operations of which are included in discontinued operations. The Company is currently in the process of settling a Grolier Limited pension plan in effect at the time it ceased operations and is evaluating the potential pension liabilities under the plan relating to the status of the plan as a defined contribution or a defined benefit plan in the context of the conversion of the plan from a defined benefit to a defined contribution plan in 1986. Based on the information currently available to it, the Company does not expect to incur any additional material liability in resolving this issue and settling the plan.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

6. Earnings (Loss) Per Share

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the dates indicated:

	Three months ended		Nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Net income (loss) attributable to Class A and Common Shares	$(20.1)	$(10.3)	$9.6	$45.4

Earnings (loss) from continuing operations attributable to Class A and Common Shares	(20.1)	(9.9)	9.8	48.3

Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	(0.0)	(0.4)	(0.2)	(2.9)

Earnings attributable to participating securities	—	—	0.1	0.3

Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	32.0	31.1	31.8	31.1

Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	*	*	0.6	0.5

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	32.0	31.1	32.4	31.6

Potentially dilutive shares outstanding pursuant to stock-based compensation plans (in millions)	2.4	3.7	2.0	4.3

Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:

Earnings (loss) from continuing operations	$(0.63)	$(0.32)	$0.31	$1.54

Earnings (loss) from discontinued operations, net of tax	$(0.00)	$(0.01)	$(0.01)	$(0.09)

Net income (loss)	$(0.63)	$(0.33)	$0.30	$1.45

Diluted earnings (loss) per share:

Earnings (loss) from continuing operations	$(0.63)	$(0.32)	$0.30	$1.52

Earnings (loss) from discontinued operations, net of tax	$(0.00)	$(0.01)	$(0.01)	$(0.09)

Net income (loss)	$(0.63)	$(0.33)	$0.29	$1.43

*	In the three months ended February 28, 2013 and February 29, 2012, the Company experienced a loss from continuing operations and therefore did not report any dilutive share impact.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table sets forth Options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	February 28, 2013	February 29, 2012

Options outstanding pursuant to stock-based compensation plans (in millions)	4.2	5.5

In periods of Net loss, dilutive earnings per share are not reported as the effect of the potentially dilutive shares becomes anti-dilutive.

In a period in which the Company reports a discontinued operation, Earnings (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive.

A portion of the Company’s restricted stock units (“RSUs”) which are granted to employees participate in earnings through cumulative non-forfeitable dividends payable to the employees upon vesting of the RSUs. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method. Since, under the Two-class method, losses are not allocated to the participating securities, in periods of loss the Two-class method is not applicable.

As of February 28, 2013, $25.6 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors. See Note 12, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

7. Goodwill and Other Intangibles

Goodwill and other intangible assets with indefinite lives are reviewed annually for impairment or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill as of the dates indicated:

	February 28, 2013	May 31, 2012	February 29, 2012

Gross beginning balance	$178.5	$175.0	$175.0
Accumulated impairment	(20.8)	(20.8)	(20.8)

Beginning balance	$157.7	$154.2	$154.2
Additions due to acquisition	—	2.7	7.8
Foreign currency translation	0.1	0.0	0.0
Other	0.2	0.8	0.9

Gross ending balance	$178.8	$178.5	$183.7
Accumulated impairment	(20.8)	(20.8)	(20.8)

Ending balance	$158.0	$157.7	$162.9

On February 8, 2012, the Company acquired the business and certain assets of Weekly Reader®, a publisher of weekly educational classroom magazines designed for children in grades Pre-K–12, for $2.0 in cash and $4.8 in assumed liabilities, which have been fulfilled by the Company. The Company utilized Level 3 fair value measurement inputs including internally-developed discounted cash flow forecasts and market comparisons of royalty rates to determine the fair value of the assets acquired and the amount to be allocated to goodwill. As a result, the Company recognized $1.4 of goodwill and $5.4 of intangible assets. The results of operations of this business subsequent to the acquisition date are included in the Classroom and Supplemental Materials Publishing segment.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

On January 3, 2012, the Company acquired Learners Publishing, a Singapore-based publisher of supplemental learning materials for English-Language Learners, for $3.0, net of cash acquired. The Company utilized Level 3 fair value measurement inputs, using its own assumptions, including internally-developed discounted cash flow forecasts, to determine the fair value of the assets acquired and the amount of goodwill to be allocated to the Learners Publishing business. As a result of this transaction, the Company recorded $1.5 of goodwill. The results of operations of this business subsequent to the acquisition date are included in the International segment.

The Company assesses goodwill annually or more frequently if impairment indicators are such that the goodwill is more likely than not impaired. The Company continues to monitor impairment indicators in light of reduced earnings, changes in market conditions, near and long-term demand for the Company’s products and other relevant factors. Goodwill of $64.0 is attributed to a reporting unit (Classroom and Community Group) within the Classroom and Supplemental Materials Publishing segment. During the third quarter of fiscal 2013, the Company determined that this reporting unit had impairment indicators. The Company performed a valuation of this reporting unit and determined that the fair value exceeds the carrying value by greater than 20% as of January 31, 2013. The Company employed Level 3 valuation measures, including expected discounted cash flow analysis and market comparisons. Cash flow forecasts and other assumptions were developed consistent with the internal planning and budgeting processes of the reporting unit. A discount rate of 16% was employed for the discounted cash flow analysis and a factor of 4.5 times EBITDA was used to compare to similar public companies. The discount rate and EBITDA multiples utilized reflect risks specific to the reporting unit, including forecast risk and product diversity risk. Using a discount rate of 18% combined with a multiple of 3.8 times EBITDA would not result in an impairment based upon the valuation methodology employed.

The following table summarizes the activity in Total other intangibles subject to amortization as of the dates indicated:

	February 28, 2013	May 31, 2012	February 29, 2012

Beginning balance - customer lists	$4.3	$0.7	$0.7
Additions due to acquisition	0.1	3.8	—
Amortization expense	(0.7)	(0.2)	(0.2)
Foreign currency translation	0.0	0.0	0.0

Customer lists, net of accumulated amortization	$3.7	$4.3	$0.5

Accumulated amortization - customer lists	$2.0	$1.3	$1.3

Beginning balance - other intangibles	$10.4	$17.3	$17.3
Impairment charge	—	(5.4)	(0.5)
Amortization expense	(1.2)	(1.4)	(1.1)
Other	0.1	(0.1)	—

Other intangibles, net of accumulated amortization	$9.3	$10.4	$15.7

Accumulated amortization - other intangibles	$11.7	$10.5	$5.3

Total other intangibles subject to amortization	$13.0	$14.7	$16.2

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

Intangible assets with definite lives consist principally of customer lists, covenants not to compete and publishing and trademark rights. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is seven years.

The following table summarizes Total other intangibles amortization expense for the periods indicated:

	Nine months ended
	February 28, 2013	February 29, 2012

Total other intangibles amortization expense	$1.9	$1.3

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

The following table summarizes Other intangibles not subject to amortization as of the dates indicated:

	February 28, 2013	May 31, 2012	February 29, 2012

Net carrying value by major class:
Trademarks and other	$2.0	$2.0	$0.4

Total	$2.0	$2.0	$0.4

8. Investments

The following table summarizes the Company’s investments included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets as of the dates indicated:

	February 28, 2013	May 31, 2012	February 29, 2012

Cost method investments:
UK - based	$5.4	$5.2	$5.7

Total cost method investments	$5.4	$5.2	$5.7

Equity method investments:
UK - based	$15.2	$15.4	$14.0
U.S. - based	—	—	1.3

Total equity method investments	$15.2	$15.4	$15.3

Total	$20.6	$20.6	$21.0

The Company owns a non-controlling interest of 15.0% in a book distribution business located in the UK, which is accounted for as a cost-basis investment. The Company’s 26.2% non-controlling interest in a children’s book publishing business located in the UK is accounted for using the equity method of accounting. In the fourth quarter of fiscal 2012, the Company determined that its equity investment in a children’s television programming entity was other-than-temporarily impaired and it recognized an impairment loss of $1.3 in Selling, general and administrative expenses.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

The following table summarizes the Company’s Income from equity method investments for the periods indicated:

	Nine months ended
	February 28, 2013	February 29, 2012

Total equity investment income	$1.5	$1.9

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

	Pension Plans Three months ended		Post-Retirement Benefits Three months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Components of net periodic benefit (credit) cost:
Service cost	$—	$—	$0.0	$0.0
Interest cost	1.7	2.1	0.3	0.4
Expected return on assets	(2.6)	(2.7)	—	—
Net amortization of prior service credit	—	—	(0.1)	(0.2)
Amortization of (gain) loss	0.5	0.3	0.3	0.9

Net periodic benefit (credit) cost	$(0.4)	$(0.3)	$0.5	$1.1

	Pension Plans Nine months ended		Post-Retirement Benefits Nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Components of net periodic benefit (credit) cost:
Service cost	$—	$—	$0.0	$0.0
Interest cost	5.2	6.3	1.1	1.4
Expected return on assets	(7.9)	(8.1)	—	—
Net amortization of prior service credit	—	—	(0.3)	(0.5)
Amortization of (gain) loss	1.6	1.0	2.2	2.9

Net periodic benefit (credit) cost	$(1.1)	$(0.8)	$3.0	$3.8

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the nine months ended February 28, 2013, the Company contributed $6.6 to the U.S. Pension Plan and $0.7 to the UK Pension Plan.

The Company expects, based on actuarial calculations, to contribute cash of approximately $8.8 to the Pension Plans for the fiscal year ending May 31, 2013.

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

10. Stock-Based Compensation

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended		Nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Stock option expense	$0.4	$1.2	$2.0	$6.0
Restricted stock unit expense	0.6	1.0	2.4	3.6
Management stock purchase plan	0.0	0.0	0.6	0.2
Employee stock purchase plan	0.0	0.0	0.2	0.2

Total stock-based compensation expense	$1.0	$2.2	$5.2	$10.0

During each of the three and nine-month periods ended February 28, 2013 and February 29, 2012, shares of Common Stock issued by the Corporation pursuant to its stock-based compensation plans were not material.

11. Severance

The table below provides information for Accrued severance included in Other accrued expenses as of the dates indicated:

	February 28, 2013	May 31, 2012	February 29, 2012

Beginning balance	$2.7	$1.9	$1.9
Accruals	5.3	14.9	12.2
Payments	(5.5)	(14.1)	(12.9)

Ending balance	$2.5	$2.7	$1.2

The Company implemented cost saving initiatives in the current fiscal quarter, recognizing expense of $3.0. The Company expects to incur additional expenses related to these initiatives in the fourth quarter of the current fiscal year. The Company implemented certain cost reduction initiatives during fiscal 2012, and incurred severance expense of $9.3 related to these initiatives. Severance expenses are reported in “Selling, general and administrative expenses.”

SCHOLASTIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Dollar amounts in millions, except per share data)

12. Treasury Stock

The Board of Directors has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. During the nine months ended February 28, 2013, the Company repurchased approximately 0.2 million shares on the open market for approximately $5.8 at an average cost of $28.75 per share. The table below represents the remaining Board authorization:

Board Authorization	Amount

September 2010	$44.0

Repurchases made from November 2011 through February 2013	(18.4)

Remaining Board authorization as of February 28, 2013	$25.6

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

The Company’s annual effective tax rate for the fiscal year ending May 31, 2013 is currently expected to be approximately 38%, which reflects a partial reversal of valuation allowances for jurisdictions where the Company will be able to utilize net operating loss carryforwards generated in prior fiscal periods to offset current fiscal year taxable income.

Non-income Taxes

The Company is subject to tax examinations for sales-based taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. Where a liability associated with these examinations and assessments is probable and can be reliably estimated, the Company has made accruals for these matters which are reflected in the Company’s condensed consolidated financial statements. The Company made payments of $15.3 for settlement of sales tax audits with two jurisdictions in the current fiscal year.

15. Derivatives and Hedging

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings, and it recognizes the unrealized gain or loss in other current assets or liabilities. An unrealized loss of less than $0.1 and unrealized gains of $0.4 were recognized at February 28, 2013 and February 29, 2012, respectively.

16. Other Accrued Expenses

Other accrued expenses consist of the following as of the dates indicated:

	February 28, 2013	May 31, 2012	February 29, 2012

Accrued payroll, payroll taxes and benefits	$46.3	$48.1	$46.1
Accrued bonus and commissions	16.5	57.3	37.7
Accrued other taxes	26.0	42.8	39.1
Accrued advertising and promotions	39.0	36.1	38.1
Accrued income taxes	6.0	10.2	6.4
Accrued insurance	8.8	8.4	8.5
Other accrued expenses	32.8	30.6	33.2

Total accrued expenses	$175.4	$233.5	$209.1

17. Subsequent Events

On March 20, 2013, the Company announced that the Board of Directors declared a cash dividend of $0.125 per Class A and Common share in respect of the fourth quarter of fiscal 2013. The dividend is payable on June 17, 2013 to stockholders of record on April 30, 2013.

SCHOLASTIC CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenue for the quarter ended February 28, 2013 was $380.5 million, compared to $467.0 million in the prior fiscal year quarter. The third quarter revenue decline primarily reflected significantly lower sales of The Hunger Games trilogy versus the Company’s expectations and versus the prior year, when the Company benefited from extraordinarily strong book revenues in advance of the March 2012 film release. Book club sales also declined in the quarter compared to the prior year period. The Company reported a consolidated loss per share of $0.63 versus $0.33 in the prior fiscal year quarter. The decline in net income was largely the result of lower revenues, especially from lower Hunger Games sales, as well as the Company’s planned increase in investments in digital initiatives, partially offset by cost-cutting measures implemented during the quarter. The third quarter is a seasonally lower revenue quarter for Scholastic and typically generates a net loss.

During the third quarter, the Company implemented cost savings measures to help offset the continued pressures on operating income and expects to implement additional cost savings measures in the fourth quarter of the current fiscal year. As previously announced, for fiscal 2013 the Company now expects total revenue of approximately $1.75 billion to $1.8 billion and earnings per diluted share from continuing operations in the range of $1.10 to $1.30, before the impact of one-time items associated with cost reduction programs and non-cash, non-operating items.

Results of Continuing Operations and Discontinued Operations

Revenues for the quarter ended February 28, 2013 decreased by $86.5 million, or 18.5%, to $380.5 million, compared to $467.0 million in the prior fiscal year quarter. This was due to lower revenues in the Children’s Book Publishing and Distribution segment, the International segment and the Media, Licensing and Advertising segment of $79.4 million, $11.2 million and $2.7 million, respectively, offset in part by increased revenues in the Classroom and Supplemental Materials Publishing segment and the Educational Technology and Services segment of $5.0 million and $1.8 million, respectively. Revenues for the nine months ended February 28, 2013 decreased by $180.0 million, or 12.2%, to $1,290.3 million, compared to $1,470.3 million in the prior year fiscal period, due to lower revenues in the Children’s Book Publishing and Distribution segment, the Educational Technology and Services segment, the International segment, the Classroom and Supplemental Materials Publishing segment and the Media, Licensing and Advertising segment of $128.7 million, $28.0 million, $9.1 million, $8.3 million and $5.9 million, respectively.

Cost of goods sold (exclusive of depreciation and amortization) as a percentage of revenue for the quarter ended February 28, 2013 increased to 50.2%, compared to 47.0% in the prior fiscal year quarter. The percentage increase in the quarter was related to higher costs for free books and related fulfillment costs in the book clubs distribution channel and an unfavorable product mix, partially offset by favorable royalty costs as a percentage of revenue driven by a decline in digital revenue from the sale of ebooks, primarily sold to third-party retailers in the Children’s Book Publishing and Distribution segment, which carries a higher royalty cost as a percentage of revenue. Cost of goods sold (exclusive of depreciation and amortization) as a percentage of revenue for the nine months ended February 28, 2013 increased slightly to 46.9%, compared to 45.3% in the prior fiscal year period.

Components of Cost of goods sold (exclusive of depreciation and amortization) for the three and nine months ended February 28, 2013 and February 29, 2012 are as follows:

	Three months ended		Nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Product, service and production costs	$99.5	$114.4	$326.8	$362.1
Royalty costs	21.7	39.0	73.1	96.1
Prepublication and production amortization	12.9	12.8	36.8	37.2
Postage, freight, shipping, fulfillment and all other costs	57.0	53.4	168.9	170.3

Total	$191.1	$219.6	$605.6	$665.7

SCHOLASTIC CORPORATION
Item 2. MD&A

Selling, general and administrative expenses (exclusive of depreciation and amortization) decreased by $41.9 million to $200.6 million in the quarter, compared to $242.5 million in the prior fiscal year quarter. Selling, general and administrative expenses (exclusive of depreciation and amortization) for the nine months ended February 28, 2013 decreased by $46.4 million to $609.7 million, compared to $656.1 million in the prior fiscal year period. The decreases in both periods were primarily related to lower sales tax expenses in the Children’s Book Publishing and Distribution segment, as well as overall lower employee-related expenses.

Selling, general and administrative expenses (exclusive of depreciation and amortization) for the three and nine months ended February 28, 2013 includes $3.0 million of severance expenses related to the Company’s cost savings initiatives. Selling, general and administrative expenses (exclusive of depreciation and amortization) for the three and nine months ended February 29, 2012 includes severance expenses, related to the Company’s voluntary retirement program, of $2.5 million and $9.3 million, respectively.

In the prior fiscal year period, the Company recognized a loss on leases of $6.2 million for certain leased properties in lower Manhattan. The fair value of the net rents to be received under sublease arrangements is less than the Company’s lease commitments for these properties over the remaining term of the leases and, accordingly, the Company recognized this loss in the nine months ended February 29, 2012.

Net interest expense for the three months ended February 28, 2013 increased by $0.2 million, to $4.1 million, compared to $3.9 million in the prior fiscal year quarter, as loan fee amortization was accelerated by $0.2 million, related to a change in the mix of lenders in connection with the amendment of the Loan Agreement described under “Financing” below. For the nine months ended February 28, 2013, net interest expense decreased to $11.5 million, compared to $11.7 million in the prior fiscal year period.

The loss from discontinued operations, net of tax, was less than $0.1 million, or less than $0.01 per share, for the quarter ended February 28, 2013, compared to $0.4 million, or $0.01 per share, in the prior fiscal year quarter. Loss from discontinued operations for the nine months ended February 28, 2013 was $0.2 million, or $0.01 per share, compared to $2.9 million, or $0.09 per share, for the prior fiscal year period. The decrease in such loss reflects costs and asset impairments recognized in the Company’s toy catalog business which was discontinued in the quarter ended August 31, 2011.

Results of Continuing Operations

Children’s Book Publishing and Distribution

	Three months ended				Nine months ended
($ amounts in millions)	February 28, 2013	February 29, 2012	$ change	% change	February 28, 2013	February 29, 2012	$ change	% change

Revenues	$189.4	$268.8	$(79.4)	-29.5%	$610.6	$739.3	$(128.7)	-17.4%

Cost of goods sold (exclusive of depreciation and amortization)	86.1	109.8	(23.7)	-21.6%	261.5	304.1	(42.6)	-14.0%
Other operating expenses **	109.4	142.4	(33.0)	-23.2%	333.4	352.6	(19.2)	-5.4%
Depreciation and amortization	4.0	4.4	(0.4)	-9.1%	12.1	11.9	0.2	1.7%

Operating income (loss)	$(10.1)	$12.2	$(22.3)	*	$3.6	$70.7	$(67.1)	-94.9%

Operating margin	*	4.5%			0.6%	9.6%

          *           Not meaningful

          **         Other operating expenses include selling, general and administrative expenses, bad debt expenses and asset impairments where applicable.

Revenues in the Children’s Book Publishing and Distribution segment for the quarter ended February 28, 2013 decreased by $79.4 million, or 29.5%, to $189.4 million, compared to $268.8 million in the prior fiscal year quarter. Revenue in the book clubs business declined by $15.2 million, reflecting lower revenue per order. Revenue for the Company’s trade business decreased by $66.1 million in the quarter, primarily related to the prior year quarter’s strong revenues of The Hunger Games trilogy, partially offset by a net reduction in the returns reserve due to favorable returns experience of $7.3 million, primarily related to the Hunger Games titles. Revenues in the Company’s book fair business increased by $1.9 million, reflecting a higher fair count, partially offset by lower revenues per fair. Revenues for the nine months ended February 28, 2013 decreased by $128.7 million, or 17.4%, to $610.6 million,

SCHOLASTIC CORPORATION
Item 2. MD&A

compared to $739.3 million in the prior fiscal year period. The decrease was related to declines in the Company’s book clubs business of $43.5 million, related to lower revenue per order, as well as school closings after Superstorm Sandy, and lower revenues in the Company’s trade business of $90.1 million, reflecting lower sales of The Hunger Games trilogy compared to the trilogy’s strong results in the comparable prior year period. These decreases were partially offset by an increase in the Company’s book fair business of $4.9 million over the prior fiscal year period.

Cost of goods sold (exclusive of depreciation and amortization) in the current fiscal quarter was $86.1 million, or 45.5% of revenues, compared to $109.8 million, or 40.8% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold (exclusive of depreciation and amortization) as a percentage of revenue was driven by higher costs for free books of $2.7 million and related fulfillment costs in the book clubs distribution channel. In addition, the Company recognized costs, in the amount of $0.9 million, related to Storia® which was launched in the prior fiscal year. These increases were partially offset by favorable royalty costs as a percentage of revenue driven by the decline in digital revenue from the sale of ebooks, sold primarily to third- party retailers, which carries a higher royalty cost as a percentage of revenue. Cost of goods sold (exclusive of depreciation and amortization) for the nine months ended February 28, 2013 was $261.5 million, or 42.8% of revenues, compared to $304.1 million, or 41.1% of revenues, in the prior fiscal year period.

Other operating expenses decreased by $33.0 million, or 23.2%, to $109.4 million for the three months ended February 28, 2013, compared to $142.4 million for the prior fiscal year quarter. The decrease is primarily related to the prior year additional sales tax expense of $19.7 million relating to sales tax assessments in two jurisdictions in the Company’s book clubs business, as well as the higher prior year quarter’s employee related expenses for incentive compensation. Other operating expenses decreased by $19.2 million, or 5.4%, to $333.4 million for the nine months ended February 28, 2013, compared to $352.6 million for the prior fiscal year period, related to the prior year’s sales tax expenses, as well as incentive compensation in the prior year.

Segment operating loss for the quarter ended February 28, 2013 was $10.1 million, representing a decline of $22.3 million, compared to operating income of $12.2 million in the prior fiscal year quarter. Segment operating income for the nine months ended February 28, 2013 decreased by $67.1 million, or 94.9%, to $3.6 million, compared to $70.7 million in the prior fiscal year period. The decreases in both periods were principally related to the lower revenues, partially offset by the lower operating expenses.

SCHOLASTIC CORPORATION
Item 2. MD&A

Educational Technology and Services

	Three months ended				Nine months ended
($ amounts in millions)	February 28, 2013	February 29, 2012	$ change	% change	February 28, 2013	February 29, 2012	$ change	% change

Revenues	$41.8	$40.0	$1.8	4.5%	$174.0	$202.0	$(28.0)	-13.9%
Cost of goods sold (exclusive of depreciation and amortization)	18.9	19.3	(0.4)	-2.1%	65.7	69.7	(4.0)	-5.7%
Other operating expenses **	26.1	26.4	(0.3)	-1.1%	80.8	83.9	(3.1)	-3.7%
Depreciation and amortization	0.3	0.2	0.1	50.0%	0.9	0.9	—	0.0%

Operating income (loss)	$(3.5)	$(5.9)	$2.4	40.7%	$26.6	$47.5	$(20.9)	-44.0%

Operating margin	*	*			15.3%	23.5%

          *           Not meaningful

          **         Other operating expenses include selling, general and administrative expenses, bad debt expenses and asset impairments where applicable.

Revenues in the Educational Technology and Services segment for the quarter ended February 28, 2013 increased by $1.8 million, or 4.5%, to $41.8 million, compared to $40.0 million in the prior year fiscal quarter, which was attributable to increased revenues of $1.7 million in the Math Solutions business. Revenues for the nine months ended February 28, 2013 decreased by $28.0 million, or 13.9%, to $174.0 million, compared to $202.0 million in the prior fiscal year period, primarily related to decreased sales of curriculum educational technology products of $33.0 million, due to lower spending by school districts, as well as a significant sale of adoption product in Texas in the prior year period. In addition, the prior year periods benefited from higher revenues related to the launch of READ 180® Next Generation. The decrease for the nine month period ended February 28, 2013 was partially offset by higher revenues of $5.0 million in the other businesses in this segment, specifically services provided by the Math Solutions business and the consulting business associated with training for Common Core State Standards, as the Company meets the increased demand for such services.

Cost of Goods Sold (exclusive of depreciation and amortization) for the quarter ended February 28, 2013 decreased to $18.9 million, or 45.2% of revenues, compared to $19.3 million, or 48.3% of revenues for the prior year fiscal quarter. The prior fiscal period includes accelerated prepublication costs of $0.8 million for one of the Company’s Educational Technology and Services products. Cost of Goods Sold (exclusive of depreciation and amortization) decreased to $65.7 million, or 37.8% of revenues, compared to $69.7 million, or 34.5% of revenues, for the nine months ended February 28, 2013. The increase in Cost of goods sold (exclusive of depreciation and amortization) as a percentage of revenue was primarily due to a shift in revenues from higher margin product sales to lower margin service revenues. The Company’s services revenues as a percentage of total Educational Technology and Services revenues were 55.2% and 35.0% for the three and nine months ended February 28, 2013, respectively, and 51.3% and 27.2% for the three and nine months ended February 29, 2012, respectively.

Other operating expenses for the quarter ended February 28, 2013 remained relatively flat compared to the prior fiscal period. Other operating expenses for the nine months ended February 28, 2013 decreased by $3.1 million, to $80.8 million, compared to $83.9 million for the prior fiscal year period. The decrease was related to lower commission expense of $2.7 million, resulting from the lower revenues, as well as lower promotion spending of $0.7 million.

Segment operating loss for the quarter ended February 28, 2013 decreased to a loss of $3.5 million, compared to a loss of $5.9 million in the prior fiscal year period. This improvement was attributable to the increased revenue. Segment operating income for the nine months ended February 28, 2013 decreased by $20.9 million, or 44.0%, to $26.6 million, compared to $47.5 million in the prior fiscal year period. The decrease was primarily related to the lower revenues discussed above.

SCHOLASTIC CORPORATION
Item 2. MD&A

Classroom and Supplemental Materials Publishing

	Three months ended				Nine months ended
($ amounts in millions)	February 28, 2013	February 29, 2012	$ change	% change	February 28, 2013	February 29, 2012	$ change	% change

Revenues	$43.2	$38.2	$5.0	13.1%	$134.3	$142.6	$(8.3)	-5.8%
Cost of goods sold (exclusive of depreciation and amortization)	18.8	16.3	2.5	15.3%	53.3	57.5	(4.2)	-7.3%
Other operating expenses **	24.3	25.0	(0.7)	-2.8%	75.4	75.3	0.1	0.1%
Depreciation and amortization	0.3	0.3	0.0	0.0%	1.0	0.8	0.2	25.0%

Operating income (loss)	$(0.2)	$(3.4)	$3.2	*	$4.6	$9.0	$(4.4)	-48.9%

Operating margin	*	*			3.4%	6.3%

          *           Not meaningful

          **         Other operating expenses include selling, general and administrative expenses, bad debt expenses and asset impairments where applicable.

Revenues in the Classroom and Supplemental Materials Publishing segment for the quarter ended February 28, 2013 increased by $5.0 million, or 13.1%, to $43.2 million, compared to $38.2 million in the prior fiscal year quarter, driven by higher classroom magazines revenue, most notably in the Scholastic News® and Let’s Find Out® magazines which contributed $3.3 million to the overall increase. Strong sales of classroom magazines were driven by schools’ need for non-fiction content aligned to Common Core State Standards. Revenues for the nine months ended February 28, 2013 decreased by $8.3 million, or 5.8%, to $134.3 million, compared to $142.6 million in the prior fiscal year period. This decrease was primarily related to the loss of revenue from significant non-recurring contracts with Reading is Fundamental of $13.6 million which were in place in the prior fiscal year period, partially offset by the increased revenue in the Company’s classroom magazine business.

Cost of goods sold (exclusive of depreciation and amortization) was consistent with the prior period and for the quarter ended February 28, 2013 was $18.8 million, or 43.5% of revenue, compared to $16.3 million, or 42.7% of revenue, in the prior fiscal year period. Cost of goods sold (exclusive of depreciation and amortization) for the nine months ended February 28, 2013 was $53.3 million, or 39.7% of revenue, compared to $57.5 million, or 40.3% of revenue, in the prior fiscal year period.

Segment operating loss for the quarter ended February 28, 2013 decreased by $3.2 million to a loss of $0.2 million, compared to a loss of $3.4 million in the prior year fiscal quarter. This improvement was primarily related to the higher revenues noted above. Segment operating income for the nine months ended February 28, 2013 decreased by $4.4 million, or 48.9%, to $4.6 million, compared to $9.0 million in the prior fiscal year period. This decrease was principally related to the lower revenues noted above.

SCHOLASTIC CORPORATION
Item 2. MD&A

International

	Three months ended				Nine months ended
($ amounts in millions)	February 28, 2013	February 29, 2012	$ change	% change	February 28, 2013	February 29, 2012	$ change	% change

Revenues	$94.4	$105.6	$(11.2)	-10.6%	$328.3	$337.4	$(9.1)	-2.7%
Cost of goods sold (exclusive of depreciation and amortization)	47.5	53.8	(6.3)	-11.7%	161.4	168.7	(7.3)	-4.3%
Other operating expenses **	43.4	45.5	(2.1)	-4.6%	133.4	133.0	0.4	0.3%
Depreciation and amortization	1.5	2.0	(0.5)	-25.0%	4.0	4.9	(0.9)	-18.4%

Operating income (loss)	$2.0	$4.3	$(2.3)	-53.5%	$29.5	$30.8	$(1.3)	-4.2%

Operating margin	2.1%	4.1%			9.0%	9.1%

          **         Other operating expenses include selling, general and administrative expenses, bad debt expenses and asset impairments where applicable.

Revenues in the International segment for the quarter ended February 28, 2013 decreased by $11.2 million to $94.4 million, compared to $105.6 million in the prior fiscal year quarter, principally due to lower revenues in Canada of $9.8 million, primarily in the trade and book clubs businesses, as well as lower revenues in Australia of $3.4 million, primarily in the new media and trade businesses. In both cases, the lower revenues in the trade business resulted from lower sales of the Hunger Games trilogy. These decreases were partially offset by increased revenues of $3.2 million in the Company’s Asian businesses. The favorable impact of foreign exchange rates was $0.4 million. Revenues for the nine months ended February 28, 2013 decreased by $9.1 million to $328.3 million, compared to $337.4 million in the prior fiscal year period. This decrease was primarily related to the same factors driving the quarter decrease, as well as the negative impact of foreign currency exchange rates of $2.2 million, all of which were partially offset by higher revenues in the Company’s export business of $3.1 million.

Cost of goods sold (exclusive of depreciation and amortization) as a percentage of revenue for the three and nine months ended February 28, 2013 and February 29, 2012 remained relatively flat.

Segment operating income for the quarter ended February 28, 2013 decreased by $2.3 million, or 53.5%, to $2.0 million, compared to $4.3 million in the prior fiscal year quarter. Excluding the $2.4 million favorable impact of foreign exchange rates, segment operating income decreased by $4.7 million for the quarter ended February 28, 2013, primarily due to the lower revenues noted above. Segment operating income for the nine months ended February 28, 2013 decreased by $1.3 million, or 4.2%, to $29.5 million, compared to $30.8 million in the prior fiscal year period. Excluding the $1.0 million favorable impact of foreign exchange rates, segment operating income decreased by $2.3 million for the nine months ended February 28, 2013, primarily due to the lower revenues noted above.

SCHOLASTIC CORPORATION
Item 2. MD&A

Media, Licensing and Advertising

	Three months ended				Nine months ended
($ amounts in millions)	February 28, 2013	February 29, 2012	$ change	% change	February 28, 2013	February 29, 2012	$ change	% change

Revenues	$11.7	$14.4	$(2.7)	-18.8%	$43.1	$49.0	$(5.9)	-12.0%
Cost of goods sold (exclusive of depreciation and amortization)	5.3	6.2	(0.9)	-14.5%	18.5	23.0	(4.5)	-19.6%
Other operating expenses **	8.6	9.4	(0.8)	-8.5%	25.2	28.9	(3.7)	-12.8%
Depreciation and amortization	0.1	0.0	0.1	*	0.3	0.4	(0.1)	-25.0%

Operating income (loss)	$(2.3)	$(1.2)	$(1.1)	*	$(0.9)	$(3.3)	$2.4	72.7%

Operating margin	*	*			*	*

          *           Not meaningful

          **         Other operating expenses include selling, general and administrative expenses, bad debt expenses and asset impairments where applicable.

Revenues in the Media, Licensing and Advertising segment for the quarter ended February 28, 2013 decreased by $2.7 million, or 18.8%, to $11.7 million, compared to $14.4 million in the prior fiscal year quarter. The decrease in revenues was primarily due to lower production revenues, principally Word Girl®. Revenues for the nine months ended February 28, 2013 decreased by $5.9 million, or 12.0%, to $43.1 million, compared to $49.0 million in the prior fiscal year period. This decrease was primarily related to lower production revenues of $3.5 million, as well as lower advertising and consumer magazine revenues of $3.3 million, partially offset by increased revenues in the Company’s interactive business, specifically from the increased sales of audio books.

Cost of goods sold (exclusive of depreciation and amortization) was $5.3 million, or 45.3% of revenue, for the quarter ended February 28, 2013, compared to $6.2 million, or 43.1% of revenue, for the prior fiscal year quarter. Cost of goods sold (exclusive of depreciation and amortization) was $18.5 million, or 42.9% of revenue, for the nine months ended February 28, 2013, compared to $23.0 million, or 46.9% of revenue, for the prior fiscal year period. The decrease for the nine months ended February 28, 2013 was primarily related to lower production costs.

Other operating expenses for the quarter ended February 28, 2013 decreased by $0.8 million to $8.6 million, from $9.4 million in the prior fiscal year quarter, primarily driven by lower employee related expenses of $0.7 million. Other operating expenses for the nine months ended February 28, 2013 decreased by $3.7 million to $25.2 million, compared to $28.9 million in the prior fiscal year period. The decrease is related to settlement income received of $1.3 million, as well as lower promotional, employee and other operating expenses in the Company’s consumer magazine business totaling $2.1 million.

Segment operating loss for the quarter ended February 28, 2013 increased by $1.1 million to a loss of $2.3 million, compared to a loss of $1.2 million in the prior fiscal year quarter. This decrease was primarily related to the lower revenues noted above. Segment operating loss for the nine months ended February 28, 2013 was $0.9 million, compared to a loss of $3.3 million in the prior fiscal year period. The improvement is related to the lower Cost of goods sold (exclusive of depreciation and amortization) as discussed above, as well as the lower operating expenses noted above, partially offset by the decline in revenue.

Overhead

Corporate overhead for the quarter ended February 28, 2013 decreased by $4.3 million to $13.6 million, compared to $17.9 million in the prior fiscal year quarter. Corporate overhead for the nine months ended February 28, 2013 decreased by $22.1 million to $37.7 million, compared to $59.8 million in the prior fiscal year period. The decrease in both periods was primarily related to lower employee-related expenses.

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

SCHOLASTIC CORPORATION
Item 2. MD&A

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $196.7 million at February 28, 2013, compared to $194.9 million at May 31, 2012 and $111.8 million at February 29, 2012.

Cash provided by operating activities was $107.2 million for the nine months ended February 28, 2013, compared to $132.8 million in the prior fiscal year period, representing a decrease in cash provided by operating activities of $25.6 million.

Primary drivers of the decrease include:

•

Lower net income of $35.8 million for the nine months ended February 28, 2013 compared to the nine months ended February 29, 2012. The prior year period’s net income included $6.2 million of charges for sublease losses and higher stock-based compensation expense of $4.8 million. Neither the sublease losses nor the stock-based compensation expense resulted in cash payouts for the prior fiscal period.

•

The change in accrued royalties which generated a cash use of $76.0 million in the current nine month fiscal period. Current year payouts exceed current year accruals due to the payment of royalties associated with prior year sales of The Hunger Games trilogy for which royalty payments were made by the Company in the current year. Typically the nine month period results in accruals in excess of payouts as payments are made in the second and fourth quarters of the fiscal year.

•

The change in accrued expenses which generated a cash use of $96.4 million was driven by first quarter employee incentive compensation payments related to the prior fiscal year’s results and higher tax accruals in the prior fiscal year.

Partially offset by:

•

Increase in net cash collections of $185.0 million in the current fiscal period largely attributable to the prior fiscal year’s sales performance in the Company’s Children’s Book Publishing and Distribution segment (primarily The Hunger Games trilogy), as well as higher cash received in the Classroom and Supplemental Materials Publishing segment, primarily related to classroom magazines.

•	Decreased net inventory balances of $35.5 million in the current fiscal period driven by lower purchases, as the Company continues to monitor working capital levels closely.

Cash used in investing activities was $94.9 million for the nine months ended February 28, 2013, compared to $78.0 million in the prior year fiscal year period, representing an increase of $16.9 million. The Company continues to invest in its ongoing digital initiatives and upgraded its fleet of vehicles in the book fairs business as well as investing in product development in the Educational Technology and Services segment.

Cash used in financing activities was $11.5 million for the nine months ended February 28, 2013, compared to $47.6 million for the prior fiscal year period, primarily reflecting Term Loan payments in the prior fiscal year period under the Company’s Loan Agreement discussed below. Dividend payouts increased by $2.6 million, as the Company implemented a higher per share dividend rate. Partially offsetting these higher uses of cash were lower net borrowings under lines of credit of $18.4 million and an increase in proceeds pursuant to stock-based compensation plans of $8.5 million in the current fiscal period.

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

SCHOLASTIC CORPORATION
Item 2. MD&A

satisfy its repayment obligations in respect of the 5% Notes due in fiscal 2013, will be sufficient to finance its short-and long-term capital requirements.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including pension contributions, dividends, currently authorized common share repurchases, debt service, planned capital expenditures and other investments. As of February 28, 2013, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $196.7 million, cash from operations and borrowings available under the Revolving Loan (as described under “Financing” below) totaling $425.0 million, less the amount anticipated to be utilized to satisfy the outstanding 5% Notes. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

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

Financing

Loan Agreement

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) entered into a $525.0 million credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 million revolving credit component (the “Revolving Loan”) and a $200.0 million amortizing term loan component (the “Term Loan”), with the ability to increase the aggregate Revolving Loan commitments of the lenders by up to an additional $150.0 million. The Loan Agreement was amended on August 16, 2010, on October 25, 2011 and most recently on December 5, 2012. The amendment on December 5, 2012 served to, among other things, (i) increase the Revolving Loan from $325.0 million to $425.0 million (with the continued ability to increase the aggregate Revolving Loan commitments of the lenders by up to an additional $150.0 million), (ii) extend the maturity of the $425.0 million Revolving Loan to December 5, 2017 from June 1, 2014, (iii) amend a covenant in the Loan Agreement to permit certain sales, transfers and dispositions of assets by either Borrower or any subsidiary to any other Borrower or subsidiary and (iv) amend a covenant in the Loan Agreement to permit transactions between or among the Company and its wholly-owned subsidiaries not involving any other affiliates. Additionally, this amendment added certain lenders to the Loan Agreement and other lenders exited the Loan Agreement with no further obligation.

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

SCHOLASTIC CORPORATION
Item 2. MD&A

At February 28, 2013, the indicated spread on Base Rate Advances was 0.18% and the indicated spread on Eurodollar Rate Advances was 1.18%, both based on the Company’s prevailing consolidated debt to total capital ratio. The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At February 28, 2013, the facility fee rate was 0.20%. There were no outstanding borrowings under the Revolving Loan as of February 28, 2013.

As of February 28, 2013, standby letters of credit outstanding under the Loan Agreement totaled $1.4 million. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at February 28, 2013, the Company was in compliance with these covenants.

Lines of Credit

The Company has unsecured money market bid rate credit lines totaling $20.0 million. There were no outstanding borrowings under these credit lines at February 28, 2013, May 31, 2012 and February 29, 2012. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 364 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of February 28, 2013, the Company also had various local currency credit lines, with maximum available borrowings in amounts equivalent to $27.1 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these international facilities equivalent to $1.8 million at February 28, 2013 at a weighted average interest rate of 8.9%; $6.5 million at May 31, 2012 at a weighted average interest rate of 5.3%; and $12.6 million at February 29, 2012 at a weighted average interest rate of 4.7%. The increased weighted average interest rate as of February 28, 2013 was due to local borrowing interest rates in Asia.

5% Notes due 2013

In April 2003, Scholastic Corporation issued $175.0 million of 5% Notes (the “5% Notes”). The 5% Notes are senior unsecured obligations that mature on April 15, 2013. Interest on the 5% Notes is payable semi-annually on April 15 and October 15 of each year through maturity. The Company may at any time redeem all or a portion of the 5% Notes at a redemption price (plus accrued interest to the date of the redemption) equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption. The Company did not make any repurchases of the 5% Notes during the nine-month period ended February 28, 2013.

As discussed above, the Company amended its existing revolving credit facility, which was scheduled to mature on June 1, 2014, to extend the maturity date to December 5, 2017. The Company has the ability to use a portion of this credit facility to fully redeem the 5% Notes due April 2013 and intends to draw on this credit facility for this purpose. Accordingly, the balance of the 5% Notes is excluded from current liabilities and classified as Long-term debt on the Company’s condensed consolidated balance sheets at February 28, 2013 and May 31, 2012.

At February 28, 2013, the Company had open standby letters of credit totaling $6.6 million issued under certain credit lines, including the $1.4 million under the Loan Agreement discussed above. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

The Company’s total debt obligations were $154.8 million at February 28, 2013, $159.3 million at May 31, 2012 and $165.3 million at February 29, 2012.

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

SCHOLASTIC CORPORATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. Additionally, the Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts. As of February 28, 2013, the use of short-term forward exchange contracts was not significant. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates, which are managed through the mix of variable-rate versus fixed-rate borrowings. Additionally, financial instruments, including swap agreements, have been used to manage interest rate exposures. Approximately 1% of the Company’s debt at February 28, 2013 bore interest at a variable rate and was sensitive to changes in interest rates, compared to approximately 4% at May 31, 2012 and approximately 8% at February 29, 2012. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of February 28, 2013 (see Note 4 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements”):

($ amounts in millions )	Payments Due By Period

	2013 (1)	2014	2015	2016	2017		Thereafter	Total	Fair Value @ 2/28/13

Debt Obligations
Lines of Credit	$1.8	$—	$—	$—	$—		$—	$1.8	$1.8
Average interest rate	8.9%

Long-term debt including current
Fixed-rate debt	$—	$—	$—	$—	$153.0	(2)	$—	$153.0	$153.0
Average interest rate	—	—	—	—	various	(3)	—

(1)	Fiscal 2013 includes the remaining three months of the current fiscal year, ending May 31, 2013.

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

SCHOLASTIC CORPORATION
Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of February 28, 2013, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended February 28, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended February 28, 2013:

Issuer Purchases of Equity Securities

(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)

December 1, 2012 through December 31, 2012	33,124	$28.32	33,124	$29.9
January 1, 2013 through January 31, 2013	112,404	$29.07	112,404	$26.7
February 1, 2013 through February 28, 2013	37,206	$28.88	37,206	$25.6

Total	182,734	$28.90	182,734	—

(i) Represents the remaining amount under the $20 million Common share repurchase program announced on December 16, 2009 and the further $200 million Board authorization for Common share repurchases announced in connection with the modified Dutch auction tender offer commenced by the Company on September 28, 2010 and completed in November 2010. Approximately $156 million was used for repurchases in such tender offer, leaving, after subsequent additional open market repurchases of $14.6 million, $30.9 million at December 1, 2012 for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions, under the current Board authorizations.

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

4.1

Amendment No. 3, dated as of December 5, 2012, to the Credit Agreement, dated as of June 1, 2007, among the Corporation and Scholastic Inc., as borrowers, the Initial Lenders named therein, JP Morgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Bank of America Securities LLC., as joint lead arrangers and joint bookrunners, Bank of America, N. A. and Wachovia Bank, N. A., as syndication agents, and SunTrust Bank and The Royal Bank of Scotland, plc, as Documentation Agents.

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

SCHOLASTIC CORPORATION
(Registrant)

Date: March 29, 2013	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President and Chief
Executive Officer

Date: March 29, 2013	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED FEBRUARY 28, 2013
Exhibits Index

Exhibit Number	Description of Document

4.1

Amendment No. 3, dated as of December 5, 2012, to the Credit Agreement, dated as of June 1, 2007, among the Corporation and Scholastic Inc., as borrowers, the Initial Lenders named therein, JP Morgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Bank of America Securities LLC., as joint lead arrangers and joint bookrunners, Bank of America, N. A. and Wachovia Bank, N. A., as syndication agents, and SunTrust Bank and The Royal Bank of Scotland, plc, as Documentation Agents.

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