Form 10-K
period 2013-05-31
SCHOLASTIC CORP
filed 2013-07-29
CIK 866729

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2013   |   Commission File No. 000-19860

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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of November 30, 2012, was approximately $740,510,478. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

          The number of shares outstanding of each class of the Registrant’s voting stock as of June 28, 2013 was as follows: 30,116,979 shares of Common Stock and 1,656,200 shares of Class A Stock.

Documents Incorporated By Reference

          Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 18, 2013.

Part I

Item 1 | Business

Overview

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is a global children’s publishing, education and media company. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading and learning. The Company is the world’s largest publisher and distributor of children’s books and a leading provider of educational technology products and related services and children’s media. Scholastic creates quality books and ebooks, print and technology-based learning materials and programs, magazines, multi-media and other products that help children learn both at school and at home. The Company is a leading operator of school-based book clubs and book fairs in the United States. It distributes its products and services through these proprietary channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. Scholastic has operations in the United States, Canada, the United Kingdom, Australia, New Zealand, Ireland, India, China, Singapore and other parts of Asia, and, through its export business, sells products in approximately 140 countries.

The Company currently employs approximately 7,500 people in the United States and approximately 2,100 people outside the United States.

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

The following table sets forth revenues by operating segment for the three fiscal years ended May 31:

		(Amounts in millions)

	2013	2012	2011

Children’s Book Publishing and Distribution	$846.9	$1,111.3	$922.0
Educational Technology and Services	227.7	254.7	230.8
Classroom and Supplemental Materials Publishing	218.0	208.2	197.2
Media, Licensing and Advertising	58.7	75.3	82.7
International	441.1	489.6	444.9

Total	$1,792.4	$2,139.1	$1,877.6

Additional financial information relating to the Company’s operating segments is included in Note 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

(47.2% of fiscal 2013 revenues)

General

The Company’s Children’s Book Publishing and Distribution segment includes the publication and distribution of children’s books in the United States through school-based book clubs, book fairs, ecommerce and the trade channel.

The Company is the world’s largest publisher and distributor of children’s books and is a leading operator of school-based book clubs and school-based book fairs in the United States. The Company is also a leading publisher of children’s print and ebooks distributed through the trade channel. Scholastic offers a broad range of children’s books, many of which have received awards for excellence in children’s literature, including the Caldecott and Newbery Medals. The Company also markets books to teachers, parents and children through Storia ®, an interactive and educational ereading app and ebookstore, launched during fiscal 2012 through the book club and book fair channels. Storia gives access to a growing selection of ebooks for kids and also allows teachers and parents to track the reader’s progress through each book, while making reading easier with the Storia dictionary, which defines and pronounces any word the reader highlights. Selected titles offered through the ebookstore include enriched ebooks, which also provide word games, story interactions and animation.

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

The Company mails promotional materials containing order forms to teachers in the vast majority of the pre-K to grade 8 schools in the United States. Teachers who wish to participate in a school-based book club distribute the promotional materials to their students, who may choose from selections at substantial reductions from list prices. The teacher aggregates the students’ orders and forwards them to the Company. The Company estimates that approximately 62% of all elementary school teachers in the United States who received promotional materials in fiscal 2013 participated in the Company’s school-based book clubs. In fiscal 2013, approximately 90% of total book club orders were placed via the internet through COOL (Clubs Ordering On-Line), a new version of the Company’s online ordering platform originally rolled out to all customers in the fall of 2010, which allows parents, as well as teachers, to order online, with improved ecommerce functionality. The orders are shipped to the classroom for distribution to the students. Sponsors who participate in the book clubs receive bonus points and other promotional incentives, which may be redeemed from the Company for additional books and other resource materials and items for their classrooms or the school.

School-Based Book Fairs

The Company began offering school-based book fairs in 1981 under the name Scholastic Book Fairs. Today, the Company is the leading distributor of school-based book fairs in the United States with operations in all 50 states. Book fairs give children access to hundreds of popular, quality books and educational materials, increase student reading and help book fair organizers raise funds for the purchase of school library and classroom books, supplies and equipment. Book fairs are generally weeklong events where children and families peruse and purchase their favorite books together. The Company delivers its book fairs from its warehouses to schools principally by a fleet of Company-owned vehicles. Sales and customer service representatives, working from the Company’s regional offices, distribution facilities, and national distribution facility in Missouri, along with local area field representatives, provide support to book fair organizers. Book fairs are conducted by school personnel, volunteers and parent-teacher organizations, from which the schools may receive either books, supplies and equipment or a portion of the proceeds from every book fair they host. The Company is currently focused on increasing the number of second and third fairs conducted by its school customers during the school year and increasing attendance at each book fair event. Approximately 90% of the schools that conducted a Scholastic Book Fair in fiscal 2012 hosted a fair in fiscal 2013.

Trade

Scholastic is a leading publisher of children’s books sold through bookstores, internet retailers and mass merchandisers in the United States. The Company maintains approximately 6,100 titles for trade distribution. Scholastic’s original publications include Harry Potter ®, The Hunger Games, The 39 Clues ®, The Magic School Bus ®, I Spy™, Captain Underpants ®, Goosebumps ® and Clifford The Big Red Dog ®, and licensed properties such as Star Wars ®, Lego ® and Geronimo Stilton ®. In addition, the Company’s Klutz ® imprint is a publisher and creator of “books plus” products for children, including titles such as Clay Charms, Star Wars Thumb Doodles and Beaded Bands.

The Company’s trade organization focuses on publishing, marketing and selling print and ebook properties to bookstores, internet retailers, mass merchandisers, specialty sales outlets and other book retailers, and also supplies the Company’s proprietary school channels. The Company maintains a talented and experienced creative staff that constantly seeks to attract, develop and retain the best children’s authors and illustrators. The Company believes that its trade publishing staff, combined with the Company’s reputation and distribution channels, provides a significant competitive advantage, evidenced by numerous bestsellers over the past decade. Print bestsellers in the Trade division during fiscal 2013 included the Hunger Games trilogy by Suzanne Collins, which was also an ebook bestseller, The 39 Clues ® series and the Harry Potter series, as well as other titles, such as Drama by Raina Telgemeier, The Raven Boys by Maggie Stiefvater, and Captain Underpants and the Revolting Revenge of the Radioactive Robo-Boxers by Dav Pilkey.

Educational Technology and Services

(12.7% of fiscal 2013 revenues)

General

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

Scholastic Education’s efforts are focused on partnering with school districts to raise student achievement by providing solutions that combine technology, content and services in the areas of reading and math. Significant technology-based reading improvement programs that Scholastic offers include: READ 180 ®, a reading intervention program for students in grades 4 to 12 reading at least two years below grade level, READ 180 ® Next Generation, a substantially revised version of the original product; System 44 ®, a foundational reading intervention program for students in grades 4 to 12 who have not yet mastered the 44 sounds and 26 letters of the English language; and Scholastic Reading Inventory, which is a research-based, computer-adaptive assessment for grades K to 12 that allows educators to assess a student’s reading comprehension. Other major programs include FASTT Math ®, a technology-based program to improve math fact fluency developed with the creator of READ 180, and Do The Math ®, a mathematics intervention program created by Marilyn Burns, a nationally known math educator and the founder of Math Solutions. The segment has made significant investments in new Educational Technology products which it plans to launch in fiscal 2014, including System 44 ® Next Generation, MATH 180™, iRead™, Common Core Code X™ and Read 180 for iPad ®. These new products will assist educators as they implement the Common Core State Standards and incorporate more technology and mobile solutions in the classroom. The Company considers its educational technology products and related services to be a growth driver and continues to focus on investment in its technology and services businesses.

Classroom and Supplemental Materials Publishing

(12.2% of fiscal 2013 revenues)

General

Classroom and Supplemental Materials Publishing includes the publication and distribution to schools and libraries of children’s books, classroom magazines, supplemental classroom materials, custom curriculum and teaching guides and print and on-line reference and non-fiction products for grades pre-K to 12 in the United States.

Scholastic Classroom and Community Group

The Company is the leading provider of classroom libraries and paperback collections, including classroom books and guided reading products, to schools and school districts for classroom libraries and other uses, as well as to literacy organizations. Scholastic helps schools compile classroom collections of high quality, award-winning books for every grade level, reading level and multicultural background, including the

Phyllis C. Hunter and the Leveled Math Readers series. In 2013, partially in response to Common Core State Standards, this business began developing customized curriculum products and related teaching guides for classroom customers.

The teaching resources business publishes and sells professional books and supplemental materials designed for and generally purchased by teachers, both directly from the Company and through teacher stores and booksellers, including the Company’s on-line Teacher store, which provides professional books and other educational materials to schools and teachers.

Scholastic Library Publishing and Classroom Magazines

Scholastic is a leading publisher of quality children’s reference and non-fiction products and subscriptions to databases sold primarily to schools and libraries in the United States. The Company’s products also include non-fiction books published in the United States under the imprints Children’s Press ® and Franklin Watts ®.

Scholastic is a leading publisher of classroom magazines. Teachers in grades pre-K to 12 use the Company’s 30 classroom magazines, including Scholastic News®, Junior Scholastic® and Weekly Reader ®, to supplement formal learning programs by bringing subjects of current interest into the classroom, including literature, math, science, current events, social studies and foreign languages. Each magazine has its own website with online digital resources that supplement the print materials. Scholastic’s classroom magazine circulation in the United States in fiscal 2013 was approximately 11.2 million, with approximately 70% of the circulation in grades pre-K to six. The majority of magazines purchased are paid for with school or district funds, with parents and teachers paying for the balance. Circulation revenue accounted for substantially all of the classroom magazine revenues in fiscal 2013.

MEDIA, LICENSING AND ADVERTISING

(3.3% of fiscal 2013 revenues)

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

SEI has built a television library consisting of over 500 half-hour productions, including: Clifford The Big Red Dog ®, Clifford’s Puppy Days ™ , WordGirl ®, Maya & Miguel ™ , The Magic School Bus ®, Turbo Dogs, I Spy, Goosebumps ®, Animorphs ®, Dear America ®, Horrible Histories ®, Sammy’s Storyshop™, Stellaluna, The Very Hungry Caterpillar and The Baby-sitters Club ®. These series have been sold in the United States and throughout the world and have garnered over 130 major awards including Emmys, Peabodys and an Academy award.

S2N, an award-winning animation and audio production studio, has produced television programming, including the animated series Time Warp Trio and O’Grady, and, with SEI, has produced 104 half-hour episodes of the Emmy award-winning animated series Word Girl. Weston Woods Studios, Inc. creates audiovisual adaptations of classic children’s picture books, such as Where the Wild Things Are, Chrysanthemum and Make Way for Ducklings, which were initially produced for the school and library market and are now distributed through the retail market. Scholastic audio produces young adult and children’s audio recordings for the school, library and retail markets.

Scholastic Interactive creates original and licensed consumer software, including handheld and console products and mobile apps, for grades pre-K to 8. Its products are distributed through the Company’s school-based book clubs and book fairs, as well as to the library/teacher market and the retail market. The Company’s titles for Leapster and LeapPad include the series I Spy, Brain Play ®, Clifford ®, Goosebumps ®, The Magic School Bus ®, The 39 Clues ® series, Scholastic Animal Genius ® and Math Missions ®.

Other

Also included in this segment is Scholastic National Partnerships, which partners with non-profit organizations, government agencies, associations and some corporations to develop literacy, education and pro-social campaigns which are aligned to the Company’s corporate mission of supporting children’s reading and learning in classrooms and at home, as well as the Company’s consumer magazines business.

INTERNATIONAL

(24.6% of fiscal 2013 revenues)

General

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

Scholastic has operations in Canada, the United Kingdom, Australia, New Zealand, Ireland, India, China, Singapore and other parts of Asia. Scholastic’s operations in Canada, the United Kingdom and Australia generally mirror its United States business model. The Company’s international operations have original trade and educational publishing programs; distribute children’s books, software and other materials through school-based book clubs, school-based book fairs and trade channels; produce and distribute magazines; and offer on-line services. Many of the Company’s international operations also have their own export and foreign rights licensing programs and are book publishing licensees for major media properties. Original books published by most of these operations have received awards for excellence in children’s literature. In Asia, the Company also publishes and distributes reference products and provides services under the Grolier name, and it also operates tutorial centers that provide English language training to students.

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

Foreign Rights and Export

The Company licenses the rights to selected Scholastic titles in over 45 languages to other publishing companies around the world. The Company’s export business sells educational materials, software and children’s books to schools, libraries, bookstores and other book distributors in approximately 140 countries that are not otherwise directly serviced by Scholastic subsidiaries. The Company partners with governments and non-governmental agencies to create and distribute books to public schools in developing countries.

Discontinued Operations

The Company closed or sold several operations during fiscal 2009, 2010, 2012 and 2013. During the first quarter of fiscal 2012, the Company ceased operations in its direct-to-home catalog business specializing in toys. In the fourth quarter of fiscal 2013, the Company sold a facility that was previously classified as held for sale. Also in the fourth quarter of fiscal 2013, the Company discontinued a computer club business, which was included in the Children’s Book Publishing and Distribution segment, and discontinued a subscription-based business which was previously reported in the Media, Licensing and Advertising segment. All of these businesses are classified as discontinued operations in the Company’s financial statements.

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

In the United States, the Company mainly processes and fulfills orders for school-based book clubs, trade, curriculum publishing, reference and non-fiction products and export orders from its primary warehouse and distribution facility in Jefferson City, Missouri. Magazine orders are processed at the Jefferson City facility and are shipped directly from printers. Orders for ebooks are fulfilled through a third party.

In connection with its trade business, the Company sometimes will ship product directly from printers to customers. School-based book fair orders are fulfilled through a network of warehouses across the country. The Company’s international school-based book clubs, school-based book fair, trade and educational operations use distribution systems similar to those employed in the U.S.

CONTENT ACQUISITION

Access to intellectual property or content (“Content”) for the Company’s product offerings is critical to the success of the Company’s operations. The Company incurs significant costs for the acquisition and development of Content for its product offerings. These costs are often deferred and recognized as the Company generates revenues derived from the benefits of these costs. These costs include the following:

•	Prepublication costs. Prepublication costs are incurred in all of the Company’s reportable segments. Prepublication costs include costs incurred to create and develop the art, prepress, editorial, digital conversion and other content required for the creation of the master copy of a book or other media. While prepublication costs in the Children’s Book Publishing and Distribution segment are relatively modest amounts for each individual title, there are a large number of separate titles published annually. Prepublication costs in the Educational Technology and Services segment are often in excess of $1 million for an individual program, as the development of Content for complex intervention and educational programs requires significant resources and investment.

•	Royalty advances. Royalty advances are incurred in all of the Company’s reportable segments, but are most prevalent in the Children’s Book Publishing and Distribution segment and enable the Company to obtain contractual commitments from authors to produce Content. The Company regularly provides authors with advances against expected future royalty payments, often before the books are written. Upon publication and sale of the books or other media, the authors generally will not receive further royalty payments until the contractual royalties earned from sales of such books or other media exceed such advances. The Company values its position in the market as the largest publisher and distributor of children's books in obtaining Content, and the Company’s experienced editorial staff aggressively acquires content from new and established authors.

•	Production costs. Production costs are incurred in the Media, Licensing and Advertising segment. Production costs include the costs to create films, television programming, home videos and other entertainment Content. These costs include the costs of talent, artists, production crews and editors, as well as other costs incurred in connection with the production of this Content. Advertising and promotional costs are not included in production costs.

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

COMPETITION

The markets for children’s books and entertainment materials and educational technology products and other educational materials are highly competitive. Competition is based on the quality and range of materials made available, price, promotion and customer service, as well as the nature of the distribution channels. Competitors include numerous other book, ebook, textbook, library, reference material and supplementary text publishers, distributors and other resellers (including over the internet) of children’s books and other educational materials, national publishers of classroom and professional magazines with substantial circulation, numerous producers of television and film programming (many of which are substantially larger than the Company), television and cable networks, publishers of computer software and interactive products, and distributors of products and services on the internet. In the United States, competitors also include regional and local school-based book fair operators, other fundraising activities in schools, and bookstores. In its educational technology business, additional competitive factors include the demonstrated effectiveness of the products being offered, as well as available funding sources to school districts, and, although the Company believes no other organization or company offers as comprehensive an offering as its suite of reading and math intervention products and services, the Company faces competition from textbook publishers, distributors of other technology-based programs addressing the subject areas of the Company’s offerings, such as reading, phonics and mathematics, and, with respect to its consulting services, not-for-profit organizations providing consulting covering various areas related to education. Competition may increase to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new materials that compete directly with the products distributed by the Company or develop or expand competitive sales channels. The Company believes that its position as both a publisher and distributor are unique to certain of the markets in which it competes, principally in the context of its children’s book business.

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

Name	Age	Employed by Registrant Since	Position(s) for Past Five Years
Richard Robinson	76	1962	Chairman of the Board (since 1982), President (since 1974) and Chief Executive Officer (since 1975).
Maureen O’Connell	51	2007	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (since 2007).
Margery W. Mayer	61	1990	Executive Vice President (since 1990), President, Scholastic Education (since 2002) and Executive Vice President, Learning Ventures (1998-2002).
Judith A. Newman	55	1993	Executive Vice President and President, Book Clubs and eCommerce (since 2011), Book Clubs (since 2005) and Scholastic At Home (2005-2006); Senior Vice President and President, Book Clubs and Scholastic At Home (2004-2005); and Senior Vice President, Book Clubs (1997-2004).
Andrew S. Hedden	72	2008	Member of the Board of Directors (since 1991) and Executive Vice President, General Counsel and Secretary (since 2008); prior to joining the Company, partner at the law firm of Baker & McKenzie LLP (2005-2008) and the law firm of Coudert Brothers LLP (1975-2005).
Alan Boyko	59	1988	President, Scholastic Book Fairs, Inc. (since 2005).

Available Information

The Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are accessible at the Investor Relations portion of its website (scholastic.com) and are available, without charge, as soon as reasonably practicable after such reports are electronically filed or furnished to the Securities and Exchange Commission (“SEC”). The Company also posts the dates of its upcoming scheduled financial press releases, telephonic investor calls and investor presentations on the “Events and Presentations” portion of its website at least five days prior to the event. The Company’s investor calls are open to the public and remain available through the Company’s website for at least 45 days thereafter.

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

The Company operates in highly competitive markets that are subject to rapid change, including, in particular, changes in customer preferences and changes and advances in relevant technologies. There are substantial uncertainties associated with the Company’s efforts to develop successful educational, trade publishing, entertainment and software and interactive products and services for its customers, as well as to adapt its print and other materials to new digital technologies, including the internet, ebook reader devices, tablets and school-based technologies. The Company makes significant investments in new products and services that may not be profitable, or whose profitability may be significantly lower than the Company has experienced historically. In particular, in the context of the Company’s current focus on key digital opportunities, including ebooks for children, the market is developing and the Company may be unsuccessful in establishing itself as a significant factor in any market which does develop. Many aspects of an ebook market which could develop for children, such as the nature of the relevant software and hardware, the size of the market, relevant methods of delivery, including affordable devices, and relevant content, as well as pricing models, are developing and will, most likely, be subject to change on a recurrent basis until a pattern develops and the potential market for children becomes more defined.  There can be no assurance that the Company will be successful in implementing its ebook strategy, including the continuing development of its Storia ereading app and ebookstore for children, which could adversely affect the Company’s revenues and growth opportunities. The Company has relied on outside providers to assist in the development of ebook reader technologies. The failure of these providers to continue to deliver services to the Company as expected would have a negative effect on the Company’s endeavors in these new markets. In addition, the Company faces technological risks associated with software product development and service delivery in its educational technology and ecommerce businesses, as well as its internal business support systems, which could involve service failures, delays or internal system failures that result in damages, lost business or failures to be able to fully exploit business opportunities.

Our financial results would suffer if we fail to successfully meet market needs in school-based book clubs and book fairs, two of our core businesses.

The Company’s school-based book clubs and book fairs are core businesses, which produce a substantial part of the Company’s revenues. The Company is subject to the risk that it will not successfully develop and execute new promotional strategies for its school-based book clubs or book fairs in response to future customer trends, including any trends relating to a demand for ebooks on the part of customers, or technological changes or that it will not otherwise meet market needs in these businesses in a timely or cost-effective fashion and successfully maintain teacher or school sponsorship and ordering levels, which would have an adverse effect on the Company’s financial results.

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

The competitive pressures we face in our businesses could adversely affect our financial performance and growth prospects.

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

The Company’s future growth depends upon a number of factors, including the ability of the Company to successfully implement its strategies for the respective business units in a timely manner, the introduction and acceptance of new products and services, including the success of its digital strategy and its ability to implement new product introductions in its educational technology business, its ability to expand in the global markets that it serves, its ability to meet demand for content meeting Common Core State standards and its continuing success in implementing on-going cost containment and reduction programs. Difficulties, delays or failures experienced in connection with any of these factors could materially affect the future growth of the Company.

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

The Company has various operating subsidiaries domiciled in foreign countries. In addition, the Company sells products and services to customers located in foreign countries where it does not have operating subsidiaries, and a significant portion of the Company’s revenues are generated from outside of the United States. The Company’s business processes, including distribution, sales, sourcing of content, marketing and advertising are, accordingly, subject to multiple national, regional and local laws, regulations and policies. The Company could be adversely affected by laws, regulations and policies, as well as by fluctuations in currency exchange rates and by political, financial or economic instability in foreign countries.

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

Forward-Looking Statements:

This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in SEC filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, plans, ecommerce and digital initiatives, new product introductions, strategies, Common Core State Standards, goals, revenues, improved efficiencies, general costs, manufacturing costs, medical costs, merit pay, operating margins, working capital, liquidity, capital needs, interest costs, cash flows and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in this Annual Report and other risks and factors identified from time to time in the Company’s filings with the SEC.

The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B | Unresolved Staff Comments

None

Item 2 | Properties

The Company maintains its principal offices in the metropolitan New York area, where it owns or leases approximately 0.6 million square feet of space. The Company also owns or leases approximately 1.5 million square feet of office and warehouse space for its primary warehouse and distribution facility located in the Jefferson City, Missouri area. In addition, the Company owns or leases approximately 2.9 million square feet of office and warehouse space in over 70 facilities in the United States, principally for Scholastic book fairs.

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

	For fiscal years ended May 31,
	2013		2012
	High	Low	High	Low

First Quarter	$31.99	$26.04	$30.20	$23.32
Second Quarter	34.55	25.03	30.00	24.20
Third Quarter	31.56	27.81	32.00	24.76
Fourth Quarter	32.09	25.62	40.18	26.80

Holders: The number of holders of Class A Stock and Common Stock as of July 24, 2013 were 3 and approximately 10,000, respectively.

Dividends: During the first and second quarters of fiscal 2012, the Company paid a regular quarterly dividend in the amount of $0.10 per Class A and Common share, which dividend was increased to $0.125 per Class A and Common share for the third and fourth quarters of fiscal 2012. Accordingly, the total dividend paid for fiscal 2012 was $0.45 per share. During fiscal 2013, the Company paid a regular quarterly dividend in the amount of $0.125 per Class A and Common share, amounting to a total dividend paid in fiscal 2013 of $0.50 per share. On July 17, 2013, the Board of Directors declared a cash dividend of $0.125 per Class A and Common share in respect of the first quarter of fiscal 2014. This dividend is payable on September 16, 2013 to shareholders of record on August 30, 2013. All dividends have been in compliance with the Company’s debt covenants.

Share purchases: During fiscal 2013, the Company repurchased 432,330 Common shares on the open market at an average price paid per share of $27.34, for a total of approximately $11.8 million, pursuant to a share buy-back program authorized by the Board of Directors. During fiscal 2012, the Company repurchased 475,672 Common shares on the open market at an average price paid per share of $27.48, for a total cost of approximately $13.1 million, pursuant to a share buy-back program authorized by the Board of Directors.

The following table provides information with respect to purchases of shares of Common Stock by the Corporation during the quarter ended May 31, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) that may yet be purchased under the plans or programs

March 1, 2013 through March 31, 2013	61,251	$26.24	61,251	$24.0
April 1, 2013 through April 30, 2013	168,447	$26.05	168,447	$19.6
May 1, 2013 through May 31, 2013	—	$—	—	$19.6

Total	229,698	$26.10	229,698	$19.6

As of May 31, 2013, approximately $19.6 million remained available for future purchases of Common shares under the current repurchase authorization of the Board of Directors.

Stock Price Performance Graph

The graph below matches the Corporation’s cumulative 5-year total shareholder return on Common Stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of two companies that includes Pearson PLC and John Wiley & Sons Inc.

In the prior year, the customized peer group also included The McGraw-Hill Companies, which is no longer included in such peer group due to the reorganization of the McGraw-Hill Companies and subsequent sale of its education and educational publishing businesses in March 2013, resulting in such businesses no longer being part of a publicly traded company. The McGraw-Hill Companies had been included in the peer group primarily on the basis of its education and educational publishing businesses. The graph tracks the performance of a $100 investment in the Corporation’s Common Stock, in the peer group and in the index (with the reinvestment of all dividends) from June 1, 2008 to May 31, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Scholastic Corporation, the NASDAQ Composite Index
and a Peer Group

*$100 invested on 5/31/08 in stock or index, including reinvestment of dividends.

Fiscal year ending May 31.

	Fiscal year ended May 31,
	2008	2009	2010	2011	2012	2013

Scholastic Corporation	$100.00	$62.74	$84.64	$89.32	$89.76	$102.41
NASDAQ Composite Index	100.00	70.34	89.47	112.39	112.08	118.20
Peer Group	100.00	80.88	107.36	151.22	145.17	154.35

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 | Selected Financial Data

(Amounts in millions, except per share data) For fiscal years ended May 31,
	2013	2012	2011	2010	2009

Statement of Operations Data:
Total revenues	$1,792.4	$2,139.1	$1,877.6	$1,882.0	$1,812.8
Cost of goods sold (exclusive of depreciation and amortization)	829.6	984.6	869.0	843.1	859.5
Selling, general and administrative expenses (exclusive of depreciation and amortization) (1)	815.0	878.5	834.7	798.7	778.1
Depreciation and amortization (2)	66.5	68.8	60.1	59.5	61.2
Severance (3)	13.4	14.9	6.7	9.2	26.5
Loss on leases and asset impairments (4)	0.0	7.0	3.4	40.1	26.3
Operating income	67.9	185.3	103.7	131.4	61.2
Other income (expense)	0.0	(0.1)	(0.4)	0.9	0.7
Interest expense, net	14.5	15.5	15.6	16.2	23.0
Loss on investments (5)	—	—	(3.6)	(1.5)	(13.5)
Earnings (loss) from continuing operations	35.8	108.1	45.3	60.5	7.3
Earnings (loss) from discontinued operations, net of tax	(4.7)	(5.7)	(5.9)	(4.4)	(21.6)
Net income (loss)	31.1	102.4	39.4	56.1	(14.3)

Share Information:
Earnings (loss) from continuing operations:
Basic	$1.12	$3.45	$1.36	$1.66	$0.20
Diluted	$1.10	$3.39	$1.34	$1.64	$0.20
Earnings (loss) from discontinued operations:
Basic	$(0.15)	$(0.18)	$(0.18)	$(0.12)	$(0.58)
Diluted	$(0.15)	$(0.18)	$(0.18)	$(0.12)	$(0.58)
Net income (loss):
Basic	$0.97	$3.27	$1.18	$1.54	$(0.38)
Diluted	$0.95	$3.21	$1.16	$1.52	$(0.38)
Weighted average shares outstanding - basic	31.8	31.2	33.1	36.5	37.2
Weighted average shares outstanding - diluted	32.4	31.7	33.6	36.8	37.4
Dividends declared per common share	$0.50	$0.45	$0.35	$0.30	$0.30

Balance Sheet Data:
Working Capital	$299.5	$427.5	$335.4	$493.6	$404.9
Cash and cash equivalents	87.4	194.9	105.3	244.1	143.6
Total assets	1,441.0	1,670.3	1,487.0	1,600.4	1,608.8
Long-term debt (excluding capital leases)	—	152.8	159.9	202.5	250.0
Total debt	2.0	159.3	203.4	252.8	303.7
Long-term capital lease obligations	57.5	56.4	55.0	55.0	54.5
Total capital lease obligations	57.7	57.4	55.5	55.9	57.9
Total stockholders’ equity	864.4	830.3	740.0	830.4	785.0

(1)	In fiscal 2013, the Company recorded a pretax charge of $4.0 related to asset impairments. In fiscal 2012, the Company recorded a pretax charge of $1.3 for an impairment of a U.S.- based equity method investment. In fiscal 2011, the Company recorded a pretax charge of $3.0 associated with restructuring in the UK. In fiscal 2010, the Company recorded a pretax charge of $4.7 associated with restructuring in the UK. In fiscal 2009, the Company recorded a pretax charge of $1.4 related to asset impairments.

(2)	In fiscal 2012, the Company recorded a pretax charge of $4.9 for the impairment of intangible assets relating to certain publishing properties.

(3)	In fiscal 2013, the Company recorded pretax severance expense of $9.6 as part of a cost savings initiative. In fiscal 2012, the Company recorded pretax severance expense of $9.3 for a voluntary retirement program. In fiscal 2009, the Company recorded pretax expense of $18.1 for employee-related expense related to the Company’s voluntary retirement program and a workforce reduction program.

(4)	In fiscal 2012, the Company recorded a pretax impairment loss of $6.2 related to certain subleases in lower Manhattan. In fiscal 2011, the Company recorded a pretax impairment charge of $3.4 related to assets in the library publishing and classroom magazines business. In fiscal 2010, the Company recorded a pretax asset impairment charge of $36.3 attributable to intangible assets and prepublication costs associated with the library business and a pretax charge of $3.8 associated with a customer list. In fiscal 2009, the Company recorded a pretax goodwill impairment charge of $17.0 attributable to the Company’s UK operations.

(5)	In fiscal 2011, the Company recorded a pretax loss of $3.6 related to a UK-based cost method investment. In fiscal 2010, the Company recorded a pretax loss of $1.5 related to a U.S.-based cost method investment. In fiscal 2009, the Company recorded a pretax loss on investments of $13.5 related to investments in the UK.

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

Overview and Outlook

In fiscal 2013, revenue was $1,792.4 million, compared to $2,139.1 million a year ago, largely driven by lower U.S. and international sales of The Hunger Games trilogy, partially offset by stronger sales from the Company’s education businesses in the second half of the year. For the fiscal year, earnings per diluted share from continuing operations were $1.10 versus $3.39 in fiscal 2012.

The Company is operating at a time of significant change in the book business and in education and is well-positioned to capitalize on the opportunities presented by evolving needs in the classroom and buying behavior in children’s books. With fewer retail outlets for children’s books, parents are increasingly relying on the Company’s book fair and book clubs channels to find age-appropriate, quality books. Additionally, educators are looking to the Company for custom print and digital curriculum packages and for technology-based programs, particularly for tablets, that support instructional needs as they implement the more rigorous Common Core State Standards.

The Company’s significant role in the reading and learning lives of children, both at school and at home, continues to be a core strength of the Company. The Company expects growth in fiscal 2014 to be driven by further opportunities to deliver books to families that help link children’s independent reading to Common Core State Standards, and to provide teachers and administrators with customized curriculum packages and professional development solutions that now cover grades pre-K to 12. Key to this growth is the introduction of five major new education technology products including System 44 ® Next Generation, MATH 180™, iRead™, Common Core Code X™ and Read 180 for iPad ®, coupled with strong and growing demand for the Company’s customized solutions packages provided through the Classroom and Supplemental Materials Publishing segment. These packages, tailored for the K-8 English Language Arts block, include Guided Reading, Traits Writing, Classroom Magazines and other product and professional development offerings to meet the specific needs of school districts.

In the children’s book businesses, the Company is aligning resources to serve customers in a unified way and introducing grade-specific marketing in the school book clubs. Children’s book revenue is expected to decrease slightly compared to fiscal 2013 due to anticipated lower year over year sales of The Hunger Games trilogy, expected to be partially offset by increased revenue per fair in school book fairs and new titles released through the trade channel. Book club revenue is expected to be flat. As planned, fiscal 2014 investments in Storia, the Company’s ereading platform and delivery system, will decrease. Platform development for Storia is substantially complete and future investments will focus on content delivery and enhancements, including features designed to make the application more useful in the classroom. The Company plans to continue to implement programs to enhance operating efficiency and to align its cost base with its revenue growth expectations.

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

School-Based Book Fairs – Revenues associated with school-based book fairs are related to sales of product. Book fairs are typically run by schools and/or parent teacher organizations over a five business-day period. The amount of revenue recognized for each fair represents the net amount of cash collected at the fair. Revenue is fully recognized at the completion of the fair. At the end of reporting periods, the Company defers estimated revenue for those fairs that have not been completed as of the period end, based on the number of fair days occurring after period end on a straight-line calculation of the full fair’s estimated revenue.

Trade –Revenue from the sale of children’s books for distribution in the retail channel is recognized when risks and benefits transfer to the customer, or when the product is on sale and available to the public. For newly published titles, the Company, on occasion, contractually agrees with its customers when the publication may be first offered for sale to the public, or an agreed upon “Strict Laydown Date.” For such titles, the risks and benefits of the publication are not deemed to be transferred to the customer until such time that the publication can contractually be sold to the public, and the Company defers revenue on sales of such titles until such time as the customer is permitted to sell the product to the public. Revenue for ebooks, which is the net amount received from the retailer, is generally recognized upon electronic delivery to the customer by the retailer.

A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates, sales patterns, type of product and expectations. Actual returns could differ from the Company’s estimate. In order to develop the estimate of returns that will be received subsequent to May 31, 2013, management considers patterns of sales and returns in the months preceding May 31, 2013, as well as actual returns received subsequent to year end, available sell-through information and other return rate information that management believes is relevant. A one percentage point change in the estimated reserve for returns rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2013 of approximately $0.7 million. A reserve for estimated bad debts is established based on the aggregate aging of accounts receivable and specific reserves on a customer-by-customer basis, where applicable.

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

Accounts receivable:

Accounts receivable are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. Reserves for returns are based on historical return rates, sales patterns and an assessment of product on hand with the customer when estimable. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging, prior collection experience and creditworthiness of the Company’s customers to estimate the ultimate collectability of these receivables. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. A one percentage point change in the estimated bad debt reserve rates, which are applied to the accounts receivable aging, would have resulted in an increase or decrease in operating income for the year ended May 31, 2013 of approximately $2.6 million.

Inventories:

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates and sales patterns of its products, and specifically identified obsolete inventory. The impact of a one percentage point change in the obsolescence reserve rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2013 of approximately $3.6 million.

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

The reporting unit associated with the Company’s book clubs operations was the only reporting unit valued using a quantitative analysis as of May 31, 2013, as changes in market conditions and declining revenues in the period were indicative of a potential for goodwill impairment. The fair value of the unit declined from the prior year from $65.0 million to $59.5 million, but remained higher than the carrying value of $48.8 million. This reporting unit has $13.4 million of associated goodwill. The Company used forecasted cash flows, and to a lesser extent, observable revenue multiples for comparable companies, consistent with determining its fair value. A discount rate of 15% and a perpetual growth rate of 3% were employed for the discounted cash flow analysis and revenue multiples used were between 0.4 times historical revenues and 0.5 times future revenues. The value of the reporting unit is largely dependent on the success of the Storia ereading app which was launched in fiscal 2012. Should Storia not achieve its projected revenue, and the Company is unable to adjust its strategy to effectively compensate, there is a potential for an impairment of goodwill in this reporting unit in future periods.

With regard to other intangibles with indefinite lives, the Company determines the fair value by asset, which is then compared to its carrying value.  The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of its identified reporting unit is less than its carrying value.  If it is more likely than not that the fair value of a reporting unit is less than its carrying amount the Company performs a quantitative test. The estimated fair value is determined utilizing the expected present value of the projected future cash flows of the asset.

Intangible assets with definite lives consist principally of customer lists, covenants not to compete, and certain other intellectual property assets and are amortized over their expected useful lives. Customer lists are amortized on a straight-line basis over a five-year period, while covenants not to compete are amortized on a straight-line basis over their contractual term. Other intellectual property assets are amortized over their remaining useful lives, which range from five to twenty years.

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

Pension obligations – The Company’s pension calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and interest cost components of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost. A one percentage point change in the discount rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2013 of approximately $1.0 million and $0.8 million, respectively. A one percentage point change in the expected long-term return on plan assets would have resulted in an increase or decrease in operating income for the year ended May 31, 2013 of approximately $1.4 million. Pension benefits in the cash balance plan for employees located in the United States are based on formulas in which the employees’ balances are credited monthly with interest based on the average rate for one-year United States Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment periods for the periods prior to June 1, 2009.

Other post-retirement benefits – The Company provides post-retirement benefits, consisting of healthcare and life insurance benefits, to eligible retired United States-based employees. The post-retirement medical plan benefits are funded on a pay-as-you-go basis, with the employee paying a portion of the premium and the Company paying the remainder of the medical cost. The existing benefit obligation is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the service and interest cost components of net periodic post-retirement benefit cost. A one percentage point change in the discount rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2013 of approximately $0.6 million. The assumed health care cost trend rate is used in the measurement of the long-term expected increase in medical claims. A one percentage point change in the health care cost trend rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2013 of approximately $0.2 million and $0.1 million, respectively. A one percentage point change in the health care cost trend rate would have resulted in an increase or decrease in the post-retirement benefit obligation as of May 31, 2013 of approximately $4.0 million and $3.4 million, respectively.

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

The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested. If foreign investments are not expected to be indefinitely invested, the Company provides for income taxes on the portion that is not indefinitely invested.

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

Results of Operations

(Amounts in millions, except per share data)

For fiscal years ended May 31,

	2013		2012		2011

	$	% (1)	$	% (1)	$	% (1)

Revenues:
Children’s Book Publishing and Distribution	$846.9	47.2	$1,111.3	52.0	$922.0	49.1
Educational Technology and Services	227.7	12.7	254.7	11.9	230.8	12.3
Classroom and Supplemental Materials Publishing	218.0	12.2	208.2	9.7	197.2	10.5
Media, Licensing and Advertising	58.7	3.3	75.3	3.5	82.7	4.4
International	441.1	24.6	489.6	22.9	444.9	23.7

Total revenues	1,792.4	100.0	2,139.1	100.0	1,877.6	100.0

Cost of goods sold (exclusive of depreciation and amortization)	829.6	46.3	984.6	46.0	869.0	46.3
Selling, general and administrative expenses (exclusive of depreciation and amortization) (2)	815.0	45.5	878.5	41.1	834.7	44.5
Depreciation and amortization (3)	66.5	3.7	68.8	3.2	60.1	3.2
Severance (4)	13.4	0.7	14.9	0.7	6.7	0.4
Loss on leases and asset impairments (5)	0.0	0.0	7.0	0.3	3.4	0.2

Operating income	67.9	3.8	185.3	8.7	103.7	5.5

Other income (expense)	0.0	0.0	(0.1)	0.0	(0.4)	0.0
Interest income	1.2	0.1	1.0	0.1	1.5	0.1
Interest expense	(15.7)	(0.9)	(16.5)	(0.8)	(17.1)	(0.9)
Loss on investments (6)	—	—	—	—	(3.6)	(0.2)

Earnings (loss) from continuing operations before income taxes	53.4	3.0	169.7	8.0	84.1	4.5

Earnings (loss) from continuing operations	35.8	2.0	108.1	5.1	45.3	2.4

Earnings (loss) from discontinued operations, net of tax	(4.7)	(0.3)	(5.7)	(0.3)	(5.9)	(0.3)

Net income (loss)	$31.1	1.7	$102.4	4.8	$39.4	2.1

Earnings (loss) per share:
Basic:
Earnings (loss) from continuing operations	$1.12		$3.45		$1.36
Earnings (loss) from discontinued operations	$(0.15)		$(0.18)		$(0.18)
Net income (loss)	$0.97		$3.27		$1.18
Diluted:
Earnings (loss) from continuing operations	$1.10		$3.39		$1.34
Earnings (loss) from discontinued operations	$(0.15)		$(0.18)		$(0.18)
Net income (loss)	$0.95		$3.21		$1.16

(1)	Represents percentage of total revenues.

(2)	In fiscal 2013, the Company recorded a pretax charge of $4.0 related to asset impairments. In fiscal 2012, the Company recorded a pretax charge of $1.3 for an impairment of a U.S.-based equity investment. In fiscal 2011, the Company recorded a pretax charge of $3.0 associated with restructuring in the UK.

(3)	In fiscal 2012, the Company recorded a pretax charge of $4.9 for the impairment of intangible assets relating to certain publishing properties.

(4)	In fiscal 2013, the Company recorded pretax severance expense of $9.6 as part of a cost savings initiative. In fiscal 2012, the Company recorded pretax severance expense of $9.3 for a voluntary retirement program.

(5)	In fiscal 2012, the Company recorded a pretax impairment loss of $6.2 related to certain subleases in lower Manhattan. In fiscal 2011, the Company recorded a pretax impairment charge of $3.4 related to assets in the library publishing and classroom magazines business.

(6)	In fiscal 2011, the Company recorded a pretax loss of $3.6 related to a UK-based cost-method investment.

Results of Operations – Consolidated

Revenues for fiscal 2013 decreased by $346.7 million, or 16.2%, to $1,792.4 million, compared to $2,139.1 million in fiscal 2012 due to lower revenues in the Children’s Book Publishing and Distribution segment, the Educational Technology and Services segment, the International segment and the Media, Licensing and Advertising segment of $264.4 million, $27.0 million, $48.5 million and $16.6 million, respectively, while revenues increased $9.8 million in the Classroom and Supplemental Materials Publishing segment.

Revenues for fiscal 2012 increased by $261.5 million to $2,139.1 million, compared to $1,877.6 million in fiscal 2011. This increase was primarily related to increased revenues in the Children’s Book Publishing and Distribution segment of $189.3 million, driven by higher sales in the Company’s trade and school book fairs businesses; higher revenues in the International segment of $44.7 million; higher revenues in the Educational Technology and Services segment of $23.9 million relating to higher sales of educational technology products and related services; and higher revenues in the Classroom and Supplemental Materials Publishing segment of $11.0 million. The increase was partially offset by lower revenues in the Media, Licensing and Advertising segment of $7.4 million.

Cost of goods sold (exclusive of depreciation and amortization) as a percentage of revenue for fiscal 2013 remained relatively consistent at 46.3%, compared to 46.0% in the prior fiscal year. While cost of goods sold as a percentage of revenue remained consistent for the total Company, the Children’s Book Publishing and Distribution segment experienced higher relative costs for free books and related fulfillment costs in the book clubs distribution channel and lower volumes in the Trade business, but these were largely offset by improvements in the book fairs business. In educational segments, higher service revenues in the Educational Technology and Services segment, which carry a higher relative cost, were offset by improved margins in the Classroom and Supplemental Materials Publishing segment due to increased circulation of classroom magazines.

Cost of goods sold (exclusive of depreciation and amortization) as a percentage of revenue for fiscal 2012 remained relatively consistent at 46.0%, compared to 46.3% in fiscal 2011. The increase in fiscal 2012 of $115.6 million to $984.6 million, compared to $869.0 million in fiscal 2011, was primarily related to the increase in revenues. In addition, in response to changing trends in the children’s book market the Company changed its estimate for inventory obsolescence and recorded an increase in the reserve of $17.9 million. Product, service and production costs as well as royalty costs increased in fiscal 2012, primarily related to the higher revenues discussed above. Included in product, service and production costs is the $17.9 million of additional inventory obsolescence costs, as referenced above. Prepublication and production amortization for fiscal 2012 increased by $4.5 million, primarily related to an impairment recorded by the Company for one of its production properties. Postage, freight, shipping, fulfillment and all other costs increased slightly from fiscal 2011 to fiscal 2012; however, these costs decreased as a percentage of revenue by 1.4%, from 12.4% in fiscal 2011 to 11.0% in fiscal 2012.

Components of Cost of goods sold (exclusive of depreciation and amortization) for fiscal years 2013, 2012 and 2011 are as follows:

	($ amounts in millions)
	2013	2012	2011

Product, service and production costs	$456.0	$536.2	$492.1
Royalty costs	90.7	157.4	93.3
Prepublication and production amortization	51.7	56.1	51.6
Postage, freight, shipping, fulfillment and all other costs	231.2	234.9	232.0

Total cost of goods sold (exclusive of depreciation and amortization)	$829.6	$984.6	$869.0

Selling, general and administrative expenses (exclusive of depreciation and amortization) in fiscal 2013 decreased by $63.5 million to $815.0 million, compared to $878.5 million in the prior fiscal year. The decrease was driven by lower sales tax accrual in two jurisdictions in the Children’s Book Publishing and Distribution segment resulting from sales tax assessments of $19.7 million recorded in fiscal 2012, and the absence of employee bonuses and lower stock compensation expense in fiscal 2013.

Selling, general and administrative expenses for fiscal 2012 increased $43.8 million to $878.5 million, compared to $834.7 million in fiscal 2011. The increase was driven by higher employee-related costs associated with higher revenues and increased sales tax expenses, which included accruals of $19.7 million based on sales tax assessments in two jurisdictions, as well as higher continued digital initiative spending.

Severance expense of $13.4 million in fiscal 2013 includes $9.6 million related to cost reduction initiatives as the Company continues to focus on efficiency initiatives. Severance expense was $14.9 million in fiscal 2012, compared to $6.7 million in fiscal 2011, related to the Company’s cost reduction programs, which included $9.3 million recorded in fiscal 2012 relating to a voluntary retirement program.

During fiscal 2012, the Company entered into sublease arrangements for certain leased properties in Manhattan. The fair value of the net rents to be received was less than the Company’s lease commitments for these properties over the remaining term of the leases. Accordingly, the Company recognized a loss on these subleases of $6.2 million. The Company has substantially exited these leases as of May 31, 2013. In fiscal 2011, the Company determined the carrying value of its Scholastic Library Publishing and Classroom Magazines business within the Classroom and Supplemental Materials Publishing segment exceeded the fair value of this reporting unit and recorded an impairment charge of $3.4 million.

For fiscal 2013, net interest expense decreased to $14.5 million, compared to $15.5 million in fiscal 2012, reflecting lower interest rates and borrowings. Net interest expense for fiscal 2012 was relatively flat to the fiscal 2011 net interest expense of $15.6 million.

In fiscal 2011, the Company recognized a $3.6 million loss on a UK-based cost method investment.

The Company’s provision for income taxes with respect to continuing operations resulted in an effective tax rate of 33.0%, 36.3% and 46.1% for fiscal 2013, 2012 and 2011, respectively. The decrease in the effective tax rate for fiscal 2013 and 2012 was primarily due to the reversal of valuation allowances based on higher profitability in the UK and uncertain tax positions. These valuation allowances were established in fiscal 2011 and prior years.

Earnings from continuing operations for fiscal 2013 decreased by $72.3 million to $35.8 million, compared to $108.1 million in fiscal 2012. Earnings from continuing operations increased by $62.8 million to $108.1 million in fiscal 2012, compared to $45.3 million in fiscal 2011. The basic and diluted earnings from continuing operations per share of Class A Stock and Common Stock were $1.12 and $1.10, respectively, in fiscal 2013, $3.45 and $3.39, respectively, in fiscal 2012 and $1.36 and $1.34, respectively, in fiscal 2011.

Loss from discontinued operations, net of tax, for fiscal 2013 was $4.7 million, compared to $5.7 million for fiscal 2012. The loss in the current fiscal year was principally comprised of closure costs and asset impairments totaling $4.0 million. The loss in fiscal 2012 includes an impairment of the Company’s Maumelle facility of $2.2 million, which was sold in fiscal 2013, and operational losses from the Company’s discontinued Back to Basics business of $2.1 million. In addition, in fiscal 2012 the Company recognized a liability for the present value of future lease payments due on multiple leases in a discontinued UK business as the Company believes there is no opportunity for subleasing.

The resulting net income for fiscal 2013 was $31.1 million, or $0.97 and $0.95 per basic and diluted share, respectively, compared to net income of $102.4 million, or $3.27 and $3.21 per basic and diluted share, respectively, in fiscal 2012. Net income in fiscal 2011 was $39.4 million, or $1.18 and $1.16 per basic and diluted share, respectively.

Results of Operations – Segments

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

($ amounts in millions)				2013 compared to 2012		2012 compared to 2011
	2013	2012	2011	$ change	% change	$ change	% change

Revenues	$846.9	$1,111.3	$922.0	$(264.4)	-23.8%	$189.3	20.5%

Cost of goods sold (exclusive of depreciation and amortization)	359.4	466.7	396.0	(107.3)	-23.0%	70.7	17.9%
Other operating expenses *	446.5	471.8	433.1	(25.3)	-5.4%	38.7	8.9%
Depreciation and amortization	16.5	20.6	15.6	(4.1)	-19.9%	5.0	32.1%

Operating income (loss)	$24.5	$152.2	$77.3	$(127.7)	-83.9%	$74.9	96.9%

Operating margin	2.9%	13.7%	8.4%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and asset impairments where applicable.

Revenues for fiscal 2013 decreased by $264.4 million to $846.9 million, compared to $1,111.3 million in fiscal 2012. Lower net revenues in the Company’s trade channel of $213.0 million reflected decreased sales of the Hunger Games trilogy compared to the trilogy’s strong results in fiscal 2012. Revenues from the Company’s book clubs channel declined $57.5 million, related to lower revenue per event and decreased sponsorship. These decreases were partially offset by an increase in the Company’s book fair channel of $6.1 million over the prior fiscal year driven by modest increases in the number of fairs and revenue per fair.

Revenues for fiscal 2012 increased by $189.3 million to $1,111.3 million, compared to $922.0 million in fiscal 2011. Revenues from the Company’s trade distribution channel increased by $206.3 million from fiscal 2012 to fiscal 2011, driven by increased sales, in both print and ebook formats, of the Hunger Games trilogy, as well as other titles. Revenues from school book fairs increased by $17.7 million in fiscal 2012 from fiscal 2011, related to both an increase in revenue per fair and an increase in the number of fairs held. Additionally, warehouse sales in fiscal 2012 increased as compared to fiscal 2011. Revenues from school book clubs in fiscal 2012 decreased by $34.7 million compared to fiscal 2011. During fiscal 2012, the number of book club sponsors declined modestly from fiscal 2011.

Cost of goods sold (exclusive of depreciation and amortization) for fiscal 2013 was $359.4 million, or 42.4% of revenues, compared to $466.7 million, or 42.0% of revenues, in fiscal 2012. The absolute decrease in cost of goods sold of $107.3 million is due predominantly to the lower level of Hunger Games sales in fiscal 2013. Cost of goods sold as a percentage of revenue remained flat for this segment, with higher relative costs for free books and related fulfillment costs of $3.2 million in the book clubs distribution channel and lower volumes in the trade channel being offset by improved margins primarily from the book fairs channel, as well as book clubs, driven by lower inventory obsolescence in fiscal 2013.

Cost of goods sold (exclusive of depreciation and amortization) for fiscal 2011 was $396.0 million, or 43.0% of revenues. The absolute increase in cost of goods sold of $70.7 million from fiscal 2011 to fiscal 2012 is due to the increased level of Hunger Games sales and higher inventory obsolescence due to a change in estimated obsolescence. Cost of goods sold as a percentage of revenue remained relatively flat for this segment as increased inventory obsolescence in fiscal 2012 was offset by higher volume related margins in the trade channel.

Other operating expenses decreased by $25.3 million to $446.5 million in fiscal 2013, compared to $471.8 million in fiscal 2012. The decrease is primarily related to the prior fiscal year’s additional sales tax expense of $19.7 million relating to sales tax assessments in two jurisdictions in the Company’s book clubs channel, as well as the higher prior year employee-related expenses for incentive compensation, favorability in collections in the Company’s trade channel customer accounts in the current fiscal year, and higher amortization expense in the prior fiscal year for impairment of certain publishing and trademark rights of $4.9 million. These decreases were partially offset by higher promotional expense of $5.7 million in the book clubs channel in the current fiscal year.

Other operating expenses increased by $38.7 million to $471.8 million in fiscal 2012, compared to $433.1 million in fiscal 2011. Higher sales tax expense, driven by the $19.7 million attributable to two jurisdictions, higher employee-related expenses for incentive compensation and higher digital spending was partially offset by decreased promotional expense of $18.5 million in the book clubs channel in fiscal 2012 compared to fiscal 2011.

Segment operating income for fiscal 2013 decreased by $127.7 million to $24.5 million, compared to $152.2 million in the prior fiscal year. The prior fiscal year benefited from the success of the Hunger Games trilogy, while fiscal 2013 experienced strong results from the book fairs channel, offset by lower revenues and higher promotional expenses in the book clubs channel. Operating income from trade channel sales was lower compared to the prior year due to Hunger Games related revenues, but remained strong from titles such as The 39 Clues ® series and the Harry Potter series, as well as other titles, such as Drama by Raina Telgemeier, The Raven Boys by Maggie Stiefvater, and Captain Underpants and the Revolting Revenge of the Radioactive Robo-Boxers by Dav Pilkey. The Company is actively reducing promotional costs in book clubs channels by more precisely targeting its marketing resources. This segment continues to invest in its Storia ereading and ebook initiatives.

Segment operating income in fiscal 2012 increased by $74.9 million to $152.2 million, compared to $77.3 million in fiscal 2011, driven primarily by the higher revenues in the Company’s trade and school book fair channels, as well as by decreased promotional expenses in the Company’s school book clubs channel. These were partially offset by increased sales tax expense and increased expenses related to the Company’s continued investment in its digital initiatives, as well as higher employee incentive costs associated with higher revenue, increases in reserves for obsolete inventory and the partial impairment of one of the Company’s publishing properties.

EDUCATIONAL TECHNOLOGY AND SERVICES

($ amounts in millions)				2013 compared to 2012		2012 compared to 2011
	2013	2012	2011	$ change	% change	$ change	% change

Revenues	$227.7	$254.7	$230.8	$(27.0)	-10.6%	$23.9	10.4%

Cost of goods sold (exclusive of depreciation and amortization)	88.7	90.5	80.4	(1.8)	-2.0%	10.1	12.6%
Other operating expenses *	108.3	113.7	111.1	(5.4)	-4.7%	2.6	2.3%
Depreciation and amortization	1.2	1.3	1.3	(0.1)	-7.7%	—	0.0%

Operating income (loss)	$29.5	$49.2	$38.0	$(19.7)	-40.0%	$11.2	29.5%

Operating margin	13.0%	19.3%	16.5%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and asset impairments where applicable.

Revenues for the fiscal year ended May 31, 2013 decreased by $27.0 million, or 10.6%, to $227.7 million, compared to $254.7 million in the prior fiscal year, primarily related to decreased sales of curriculum educational technology products of $32.9 million, due to lower spending by school districts, as well as a significant sale of adoption product in Texas in the prior fiscal year. In addition, the prior fiscal year benefited from higher revenues related to the launch of READ 180 ® Next Generation. The decrease was partially offset by higher revenues of $7.8 million for products and services provided by the Math Solutions business and by the consulting business associated with training for the Common Core State Standards, as the Company meets the increased demand for such services.

In fiscal 2012, segment revenues increased by $23.9 million to $254.7 million, compared to $230.8 million in fiscal 2011, driven by higher sales of educational technology products and related services, including Read 180 Next Generation products and services, which was launched late in fiscal 2011.

Cost of goods sold (exclusive of depreciation and amortization) decreased to $88.7 million, or 39.0% of revenues, in fiscal 2013, compared to $90.5 million, or 35.5% of revenues, for fiscal 2012. The increase in Cost of goods sold as a percentage of revenue was primarily due to a shift in revenues from higher margin product sales to lower margin service revenues. The Company’s service revenues as a percentage of total Educational Technology and Services revenue was 37.8% for fiscal 2013, compared to 31.4% for fiscal 2012. Fiscal 2013 includes accelerated prepublication costs of $2.0 million, while fiscal 2012 includes accelerated amortization of $0.8 million.

Cost of goods sold (exclusive of depreciation and amortization) increased $10.1 million to $90.5 million in fiscal 2012, compared to $80.4 million in fiscal 2011. Cost of goods sold as a percentage of sales of 34.8% in fiscal 2011 remained relatively consistent in 2012, as the Company’s cost structure did not vary.

Other operating expenses for fiscal 2013 decreased by $5.4 million to $108.3 million, compared to $113.7 million in the prior fiscal year. The decrease was partially related to lower commission expense of $2.4 million, resulting from the lower revenue, as well as higher incentive compensation costs in the prior fiscal year period.

Other operating expenses for fiscal 2012 increased by $2.6 million to $113.7 million, compared to $111.1 million in fiscal 2011. The modest increase was related to incentive compensation costs.

Segment operating income for fiscal 2013 decreased by $19.7 million, or 40.0%, to $29.5 million, compared to $49.2 million in the prior fiscal year period. This segment benefited in the prior year from the launch of READ 180 Next Generation, and did not have similar product launches in fiscal 2013. The segment has made significant investments and plans new product launches in fiscal 2014, including System 44 ® Next Generation, MATH 180™, iRead™, Common Core Code X™ and Read 180 for iPad ®. These new products assist educators in the implementation of Common Core State Standards and in incorporating more technology and mobile solutions in the classroom.

In fiscal 2012, segment operating income increased by $11.2 million to $49.2 million, compared to $38.0 million in the prior fiscal year, related to the higher revenues, partially offset by increased employee-related expenses and incentive compensation in the segment.

CLASSROOM AND SUPPLEMENTAL MATERIALS PUBLISHING

($ amounts in millions)				2013 compared to 2012		2012 compared to 2011
	2013	2012	2011	$ change	% change	$ change	% change

Revenues	$218.0	$208.2	$197.2	$9.8	4.7%	$11.0	5.6%

Cost of goods sold (exclusive of depreciation and amortization)	83.9	86.2	79.8	(2.3)	-2.7%	6.4	8.0%
Other operating expenses *	103.1	102.7	102.5	0.4	0.4%	0.2	0.2%
Depreciation and amortization	1.4	1.0	1.3	0.4	40.0%	(0.3)	-23.1%

Operating income (loss)	$29.6	$18.3	$13.6	$11.3	61.7%	$4.7	34.6%

Operating margin	13.6%	8.8%	6.9%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and asset impairments where applicable.

Revenues for fiscal 2013 increased by $9.8 million, or 4.7%, to $218.0 million, compared to $208.2 million in the prior fiscal year. This increase was due to higher revenues from sales of classroom magazines of $16.8 million. Circulation improved in the classroom magazines business, as the Company experienced increased demand for non-fiction content to meet the requirements of the Common Core State Standards, as well as strong interest for digital magazine content. Partially offsetting this increase were decreased sales of classroom libraries.

In fiscal 2012, segment revenues increased by $11.0 million to $208.2 million, compared to $197.2 million in fiscal 2011, driven by higher revenues in the Company’s classroom magazines business related to the Company’s acquisition of Weekly Reader, which was fully integrated for fiscal year 2013, and improvements in all other segment channels.

Cost of goods sold (exclusive of depreciation and amortization) for the fiscal year ended May 31, 2013 was $83.9 million, or 38.5% of revenue, compared to $86.2 million, or 41.4% of revenue, in fiscal 2012. The absolute decrease in Cost of goods sold was the result of lower sales volume of classroom libraries. The improvement as a percentage of sales is the result of higher circulation in the classroom magazines business, as much of the content cost in this business is fixed and does not vary with increased circulation.

Cost of goods sold (exclusive of depreciation and amortization) as a percentage of revenue remained consistent at approximately 41% in fiscal 2012 from fiscal 2011.

Other operating expenses for fiscal 2013 were relatively consistent at $103.1 million, compared to $102.7 million in fiscal 2012 and $102.5 million in fiscal 2011. Fiscal 2011 incurred an impairment charge of $3.4 million and experienced lower employee-related expenses than the two most recent fiscal years.

Segment operating income for fiscal 2013 improved significantly to $29.6 million, compared to $18.3 million in fiscal 2012. The above noted growth in the classroom magazines business led the improvement. The Company views this segment as a strategic component of both its digital initiatives and meeting Common Core State Standards. In the current year, the Company began providing customized classroom curriculum and teaching guides, broadening the offering to classrooms.

In fiscal 2012, segment operating income increased by $4.7 million to $18.3 million, compared to $13.6 million in the prior fiscal year, related to the higher revenues in the Company’s library publishing business, as well as an impairment charge of $3.4 million in fiscal 2011.

MEDIA, LICENSING AND ADVERTISING

($ amounts in millions)				2013 compared to 2012		2012 compared to 2011
	2013	2012	2011	$ change	% change	$ change	% change

Revenues	$58.7	$75.3	$82.7	$(16.6)	-22.0%	$(7.4)	-8.9%

Cost of goods sold (exclusive of depreciation and amortization)	22.0	40.6	35.9	(18.6)	-45.8%	4.7	13.1%
Other operating expenses *	31.5	39.1	42.6	(7.6)	-19.4%	(3.5)	-8.2%
Depreciation and amortization	0.5	0.5	0.7	—	0.0%	(0.2)	-28.6%

Operating income (loss)	$4.7	$(4.9)	$3.5	$9.6	**	$(8.4)	**

Operating margin	8.0%	-6.5%	4.2%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and asset impairments where applicable.

** Not meaningful

Revenues for fiscal 2013 decreased by $16.6 million to $58.7 million, compared to $75.3 million in the prior fiscal year. This decrease was primarily related to the absence of $9.9 million of revenues from sales of console games, as the Company has reduced its focus on interactive products. Lower production revenues of $6.1 million, principally of Word Girl ®, and lower advertising and consumer magazine revenues of $1.3 million also contributed to the decline. Partially offsetting these declines were increased sales of audio books of $2.0 million.

In fiscal 2012, segment revenues declined by $7.4 million to $75.3 million, compared to $82.7 million in fiscal 2011, driven by anticipated lower revenues in the Company’s custom publishing and magazine advertising businesses of $10.5 million, partially offset by increased revenues in the Company’s interactive business of $4.9 million.

Cost of goods sold (exclusive of depreciation and amortization) was $22.0 million, or 37.5% of revenue, for fiscal 2013, compared to $40.6 million, or 53.9% of revenue, for the prior fiscal year. The improvement as a percentage of revenue was driven by the reduced focus on low-margin console game sales. Contributing to the improvement was the prior year acceleration of amortization on certain owned properties. Cost of goods sold was $35.9 million in fiscal 2011, or 43.4% of revenue. The increase from fiscal 2011 to fiscal 2012 is attributable to the accelerated amortization for certain owned properties of $4.0 million in fiscal 2012.

Other operating expenses for fiscal 2013 decreased by $7.6 million to $31.5 million, compared to $39.1 million in the prior fiscal year period. The decrease is related to settlement income received of $1.3 million, as well as lower promotional, employee and other operating expenses in the Company’s consumer magazine business and Scholastic Entertainment, Inc.

Segment operating income for fiscal 2013 was $4.7 million, compared to a loss of $4.9 million in the prior fiscal year. The absence of the above noted accelerated amortization in the production business, the success of the audio books business and the return of the consumer magazines business to a profitable position were responsible for the improvements in fiscal 2013. The Company continues to decrease its reliance on low- margin console products and is focusing its efforts on repurposing content for digital platforms.

In fiscal 2012, the segment had an operating loss of $4.9 million, compared to operating income of $3.5 million in fiscal 2011, yielding a reduction in profitability of $8.4 million, primarily related to the lower revenues, as well as accelerated amortization of one of the Company’s production properties.

INTERNATIONAL

($ amounts in millions)				2013 compared to 2012		2012 compared to 2011
	2013	2012	2011	$ change	% change	$ change	% change

Revenues	$441.1	$489.6	$444.9	$(48.5)	-9.9%	$44.7	10.0%

Cost of goods sold (exclusive of depreciation and amortization)	213.6	242.5	221.5	(28.9)	-11.9%	21.0	9.5%
Other operating expenses *	182.4	183.1	179.5	(0.7)	-0.4%	3.6	2.0%
Depreciation and amortization	5.3	6.4	5.6	(1.1)	-17.2%	0.8	14.3%

Operating income (loss)	$39.8	$57.6	$38.3	$(17.8)	-30.9%	$19.3	50.4%

Operating margin	9.0%	11.8%	8.6%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and asset impairments where applicable.

Revenues for fiscal 2013 decreased by $48.5 million to $441.1 million, compared to $489.6 million in the prior fiscal year. This decrease was primarily related to lower revenues in Canada of $27.4 million, primarily in the trade and book clubs channels, as well as lower revenues in Australia of $13.4 million, primarily in the new media and trade businesses. In both cases, the lower revenues in the trade channel resulted from lower sales of the Hunger Games trilogy, as well as the negative impact of foreign currency exchange rates of $3.9 million, all of which were partially offset by higher revenues in the Company’s export business of $2.0 million and increases in the Company’s businesses in Asia of $2.8 million, where the Company is focused on educational products.

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

Cost of goods sold (exclusive of depreciation and amortization) decreased to $213.6 million in fiscal 2013 from $242.5 million in fiscal 2012, but remained relatively consistent at 48.4% as a percentage of revenue, compared to 49.5% of revenue in fiscal 2012. Cost of goods sold in fiscal 2011 equaled 49.8% of revenue, higher than fiscal 2012 due to improved costs in the Company’s UK operations in fiscal 2012.

Other operating expenses decreased slightly to $182.4 million in fiscal 2013 from $183.1 million in fiscal 2012. Other operating expenses for fiscal 2012 increased by $3.6 million, from $179.5 million in fiscal 2011.

Segment operating income for fiscal 2013 decreased by $17.8 million to $39.8 million, compared to $57.6 million in the prior fiscal year period. The decrease is primarily due to unfavorable results in the Company’s Australia and Canada operations of $5.4 million and $5.6 million, respectively, and a $1.1 million decrease in its operating income in Asia. Lower results in Asia reflect the Company’s continuing investment in English language educational businesses, which it views as a future growth driver.

Segment operating income in fiscal 2012 increased by $19.3 million to $57.6 million, compared to $38.3 million in fiscal 2011, driven primarily by the higher revenues discussed above.

Overhead

Corporate overhead for fiscal 2013 decreased by $26.9 million to $60.2 million, compared to $87.1 million in the prior fiscal year. The decrease was primarily related to lower employee-related expenses and incentive compensation in fiscal 2013 compared to the prior year. Fiscal 2011 unallocated overhead was $67.0 million. The increase from fiscal 2011 to fiscal 2012 was due to higher employee-related compensation expenses and the impairment loss related to certain subleases in lower Manhattan.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $87.4 million at May 31, 2013, $194.9 million at May 31, 2012 and $105.3 million at May 31, 2011.

Fiscal 2013 compared to fiscal 2012

Cash provided by operating activities was $189.1 million for fiscal 2013, compared to $260.2 million for fiscal 2012, representing a decrease in cash provided by operating activities of $71.1 million. The key driver of the decrease was the lower operating profitability of $71.3 million, driven by the prior year’s strong Hunger Games sales. Working capital balances shifted, but the net impact from changes in the total working capital was modest, as collections of receivables in fiscal 2013 were offset by royalty payments and higher payments of employee bonuses of $31.4 million in fiscal 2013 related to fiscal 2012 performance.

Cash used in investing activities was $124.0 million for fiscal 2013, compared to $121.3 million in the prior fiscal year. The Company has continued to invest in its ongoing digital and information technology initiatives and upgraded its fleet of vehicles in the book fairs business as well as invested in product development in the Educational Technology and Services segment. In fiscal 2013, the Company sold a vacant facility in Maumelle, Arkansas, receiving $5.0 million in cash, while in the prior year the Company made strategic acquisitions totaling $9.5 million in cash expenditures.

Cash used in financing activities was $172.7 million for fiscal 2013, compared to $47.4 million for the prior fiscal year. In fiscal 2013, the Company’s 5% Notes due April 2013 matured and were fully repaid for $153.0 million. In fiscal 2012, the Company paid $50.2 million in scheduled payments on the 5% Notes. Dividend payouts increased by $2.7 million, as the Company implemented a higher per share dividend rate. Contributing to the higher use of cash were lower net borrowings under lines of credit of $12.9 million and a decrease in proceeds pursuant to stock-based compensation plans of $8.5 million in fiscal 2013 compared to the prior fiscal year.

Fiscal 2012 compared to fiscal 2011

Cash provided by operating activities was $260.2 million for fiscal 2012, an increase of $31.8 million, compared to $228.4 million for fiscal 2011. This increase was primarily driven by the increase in net income from continuing operations, adding back the effect of non-cash charges of $61.2 million. The earnings, and related operating cash flows, were driven by sales of the Hunger Games and READ 180. Most of the receivables from the Hunger Games sales were realized in fiscal 2012, while related royalty payments were made in fiscal 2013.

Cash used in investing activities for fiscal 2012 decreased by $19.8 million to $121.3 million, compared to cash used in investing activities of $141.1 million for fiscal 2011. This decrease was primarily due to the $24.3 million purchase, in fiscal 2011, of the land on which the Company’s corporate headquarters are located.

Cash used in financing activities in fiscal 2012 decreased by $183.1 million to $47.4 million, compared to cash used in financing activities in fiscal 2011 of $230.5 million. The change was primarily due to the completion of a large share repurchase pursuant to a modified Dutch auction tender offer in fiscal 2011. In addition, the Company had higher proceeds related to stock-based compensation plans, as well as lower debt pay downs, in fiscal 2012.

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

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including pension contributions, dividends, currently authorized common share repurchases, debt service, planned capital expenditures and other investments. As of May 31, 2013, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $87.4 million, cash from operations and funding available under the Revolving Loan (as described under “Financing” below) totaling $425.0 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

Effective December 5, 2012, as discussed below under the caption “Financing”, the Company amended its existing revolving credit facility, which was scheduled to mature on June 1, 2014, to extend the maturity date to December 5, 2017.

The following table summarizes, as of May 31, 2013, the Company’s contractual cash obligations by future period (see Notes 5, 6 and 12 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

				$ amounts in millions
	Payments Due By Period
Contractual Obligations	1 Year or Less	Years 2-3	Years 4-5	After Year 5	Total

Minimum print quantities	$58.8	$107.2	$97.5	$100.7	$364.2
Royalty advances	10.7	4.8	1.6	—	17.1
Lines of credit and short-term debt	2.0	—	—	—	2.0
Capital leases (1)	5.4	10.3	12.0	179.1	206.8
Pension and post-retirement plans (2)	22.0	28.9	27.3	64.3	142.5
Operating leases	34.6	54.8	33.3	41.8	164.5

Total	$133.5	$206.0	$171.7	$385.9	$897.1

(1)	Includes principal and interest.

(2)	Excludes expected Medicare Part D subsidy receipts.

Financing

Loan Agreement

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) entered into a $525.0 million credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 million revolving credit component (the “Revolving Loan”) and a $200.0 million amortizing term loan component (the “Term Loan”). The Loan Agreement was amended on August 16, 2010, on October 25, 2011, and most recently on December 5, 2012. The amendment on December 5, 2012 served to, among other things, (i) increase the Revolving Loan from $325.0 million to $425.0 million (with the continued ability to increase the aggregate Revolving Loan commitments of the lenders by up to an additional $150.0 million), (ii) extend the maturity of the $425.0 million Revolving Loan to December 5, 2017 from June 1, 2014, (iii) amend a covenant in the Loan Agreement to permit certain sales, transfers and dispositions of assets by either Borrower or any subsidiary to any other Borrower or subsidiary and (iv) amend a covenant in the Loan Agreement to permit transactions between or among the Company and its wholly-owned subsidiaries not involving any other affiliates. Additionally, this amendment added certain lenders to the Loan Agreement and other lenders exited the Loan Agreement with no further obligation.

The Revolving Loan allows the Company to borrow, repay or prepay and reborrow at any time prior to the maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. On April 15, 2013, the Company drew on the Revolving Loan to fully repay the 5% Notes due April 2013.

Interest on the Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). The interest pricing under the Revolving Loan is dependent upon the Borrower’s election of a rate that is either:

•	A Base Rate equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.500% or (iii) the Eurodollar Rate for a one month interest period plus 1% plus, in each case, an applicable spread ranging from 0.18% to 0.60%, as determined by the Company’s prevailing consolidated debt to total capital ratio.

- or -

•	A Eurodollar Rate equal to the London interbank offered rate (LIBOR) plus an applicable spread ranging from 1.18% to 1.60%, as determined by the Company’s prevailing consolidated debt to total capital ratio.

As of May 31, 2013, the indicated spread on Base Rate Advances was 0.18% and the indicated spread on Eurodollar Rate Advances was 1.18%, both based on the Company’s prevailing consolidated debt to total capital ratio. The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At May 31, 2013, the facility fee rate was 0.20%. There were no outstanding borrowings under the Revolving Loan as of May 31, 2013 and May 31, 2012.

As of May 31, 2013, standby letters of credit outstanding under the Loan Agreement totaled $1.4 million. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at May 31, 2013, the Company was in compliance with these covenants.

Lines of Credit

The Company has unsecured money market bid rate credit lines, with available borrowings of $14.8 million. There were no outstanding borrowings under these credit lines at May 31, 2013 and May 31, 2012. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days.  These credit lines may be renewed, if requested by the Company, at the sole option of the lender.

As of May 31, 2013, the Company also had various local currency credit lines, with maximum available borrowings in amounts equivalent to $27.0 million, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $2.0 million at May 31, 2013 at a weighted average interest rate of 9.0%, compared to borrowings equivalent to $6.5 million at May 31, 2012 at a weighted average interest rate of 5.3%.

5% Notes due 2013

In April 2003, Scholastic Corporation issued $175.0 million of 5% Notes due April 2013 (the “5% Notes”). The 5% Notes were senior unsecured obligations that matured on April 15, 2013. Interest on the 5% Notes was payable semi-annually on April 15 and October 15 of each year through maturity.

As discussed above, the Company amended its existing revolving credit facility, which was scheduled to mature on June 1, 2014, to extend the maturity date of the Revolving Loan to December 5, 2017. On April 15, 2013, the Company drew on the Revolving Loan to satisfy its obligations to fully repay the 5% Notes. As of May 31, 2013, the Company had fully paid down the Revolving Loan.

At May 31, 2013 and May 31, 2012, the Company had open standby letters of credit totaling $6.6 million issued under certain credit lines, including the $1.4 million under the Loan Agreement discussed above. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

The Company’s total debt obligations were $2.0 million at May 31, 2013 and $159.3 million at May 31, 2012.

For a more complete description of the Company’s debt obligations, see Note 5 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Acquisitions

In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. On January 3, 2012, the Company acquired Learners Publishing, a Singapore-based publisher of supplemental learning materials for English-Language Learners. The Company has integrated this business into its International segment. On February 8, 2012, the Company acquired the business and certain assets of Weekly Reader, a publisher of weekly educational classroom magazines designed for children in grades pre-K – 12. The Company has fully integrated this business in its Classroom and Supplemental Materials Publishing segment (see Note 2 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”). The Company will continue to evaluate such expansion opportunities and prospects.

Item 7A | Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells product from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of May 31, 2013. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Additional information relating to the Company’s outstanding financial instruments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of May 31, 2013 (see Note 5 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

						$ amounts in millions
	Fiscal Year Maturity						Fair Value
	2014	2015	2016	2017	Thereafter	Total	2013

Debt Obligations
Lines of credit and short-term debt	$2.0	$—	$—	$—	$—	$2.0	$2.0
Average interest rate	9.0%	—	—	—	—

Item 8 | Consolidated Financial Statements and Supplementary Data

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Statements of Operations

	(Amounts in millions, except per share data) For fiscal years ended May 31,
	2013	2012	2011

Revenues	$1,792.4	$2,139.1	$1,877.6

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization)	829.6	984.6	869.0
Selling, general and administrative expenses	815.0	878.5	834.7
Depreciation and amortization	66.5	68.8	60.1
Severance	13.4	14.9	6.7
Loss on leases and asset impairments	0.0	7.0	3.4

Total operating costs and expenses	1,724.5	1,953.8	1,773.9

Operating income	67.9	185.3	103.7

Other income (expense)	0.0	(0.1)	(0.4)
Interest income	1.2	1.0	1.5
Interest expense	(15.7)	(16.5)	(17.1)
Loss on investments	—	—	(3.6)

Earnings (loss) from continuing operations before income taxes	53.4	169.7	84.1
Provision for income taxes	17.6	61.6	38.8

Earnings (loss) from continuing operations	35.8	108.1	45.3

Earnings (loss) from discontinued operations, net of tax	(4.7)	(5.7)	(5.9)

Net income (loss)	$31.1	$102.4	$39.4

Basic and diluted earnings (loss) per share of Class A and Common Stock

Basic:
Earnings (loss) from continuing operations	$1.12	$3.45	$1.36
Earnings (loss) from discontinued operations	$(0.15)	$(0.18)	$(0.18)
Net income (loss)	$0.97	$3.27	$1.18
Diluted:
Earnings (loss) from continuing operations	$1.10	$3.39	$1.34
Earnings (loss) from discontinued operations	$(0.15)	$(0.18)	$(0.18)
Net income (loss)	$0.95	$3.21	$1.16

Dividends declared per common share	$0.50	$0.45	$0.35

See accompanying notes

Consolidated Statements of Comprehensive Income (Loss)

	(Amounts in millions, except per share data) For fiscal years ended May 31,
	2013	2012	2011

Net income (loss)	$31.1	$102.4	$39.4

Other comprehensive income (loss), net:
Foreign currency translation adjustments	(2.6)	(8.2)	25.2

Pension and post-retirement adjustments:
Amortization of prior service credit	(0.4)	(0.6)	(0.7)
Amortization of unrecognized gains and losses included in net periodic cost	11.8	(11.5)	7.0

Total other comprehensive income (loss)	$8.8	$(20.3)	$31.5

Comprehensive income (loss)	$39.9	$82.1	$70.9

See accompanying notes

Consolidated Balance Sheets

	(Amounts in millions, except share data) Balances at May 31,
ASSETS	2013	2012

Current Assets:
Cash and cash equivalents	$87.4	$194.9
Accounts receivable (less allowance for doubtful accounts of $19.3 at May 31, 2013 and $25.9 at May 31, 2012)	214.9	313.9
Inventories	278.1	295.3
Deferred income taxes	79.2	71.4
Prepaid expenses and other current assets	61.2	46.8
Current assets of discontinued operations	0.4	7.7

Total current assets	721.2	930.0

Property, Plant and Equipment
Land	37.3	37.2
Buildings	100.7	101.3
Capitalized software	239.9	217.9
Furniture, fixtures and equipment	241.4	243.8
Leasehold improvements	172.4	183.4

	791.7	783.6

Less accumulated depreciation and amortization	(480.1)	(456.4)

Net property, plant and equipment	311.6	327.2

Other Assets and Deferred Charges:

Prepublication costs	147.3	125.7
Royalty advances (less allowance for reserves of $81.5 at May 31, 2013 and $77.8 at May 31, 2012)	37.0	34.8
Production costs	1.7	1.6
Goodwill	157.9	157.7
Other intangibles	14.6	16.7
Noncurrent deferred income taxes	14.9	42.3
Other assets and deferred charges	34.8	34.3

Total other assets and deferred charges	408.2	413.1

Total assets	$1,441.0	$1,670.3

See accompanying notes

	(Amounts in millions, except share data) Balances at May 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2013	2012

Current Liabilities:
Lines of credit and current portion of long-term debt	$2.0	$6.5
Capital lease obligations	0.2	1.0
Accounts payable	156.2	119.6
Accrued royalties	34.4	92.7
Deferred revenue	48.1	47.1
Other accrued expenses	179.5	233.5
Current liabilities of discontinued operations	1.3	2.1

Total current liabilities	421.7	502.5

Noncurrent Liabilities:
Long-term debt	—	152.8
Capital lease obligations	57.5	56.4
Other noncurrent liabilities	97.4	128.3

Total noncurrent liabilities	154.9	337.5

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value Authorized - 2,000,000; Issued - None	—	—
Class A Stock, $.01 par value Authorized - 4,000,000; Issued and Outstanding - 1,656,200 shares	0.0	0.0
Common Stock, $.01 par value Authorized - 70,000,000; Issued - 42,911,624 shares ; Outstanding - 30,105,479 shares (42,911,624 shares issued and 29,795,911 shares outstanding at May 31, 2012)	0.4	0.4
Additional paid-in capital	582.9	583.0
Accumulated other comprehensive income (loss)	(65.4)	(74.2)
Retained earnings	738.9	723.9
Treasury stock at cost	(392.4)	(402.8)

Total stockholders’ equity	864.4	830.3

Total liabilities and stockholders’ equity	$1,441.0	$1,670.3

See accompanying notes

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

			(Amounts in millions, except share data)
	Class A Stock		Common Stock		Additional Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance at May 31, 2010	1,656,200	$0.0	34,598,258	$0.4	$569.2

Net Income (loss)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—
Pension and postretirement adjustments (net of tax of $4.0)	—	—	—	—	—
Stock-based compensation	—	—	—	—	13.7
Proceeds from issuance of common stock pursuant to stock-based compensation plans	—	—	104,100	—	2.9
Purchases of treasury stock at cost	—	—	(5,588,125)	—	—
Treasury stock issued pursuant to stock purchase plans	—	—	202,458	—	(9.2)
Dividends	—	—	—	—	—

Balance at May 31, 2011	1,656,200	$0.0	29,316,691	$0.4	$576.6

Net Income (loss)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—
Pension and postretirement adjustments (net of tax of $(6.5))	—	—	—	—	—
Stock-based compensation	—	—	—	—	12.2
Proceeds from issuance of common stock pursuant to stock-based compensation plans	—	—	724,613	—	22.4
Purchases of treasury stock at cost	—	—	(475,672)	—	—
Treasury stock issued pursuant to stock purchase plans	—	—	230,279	—	(28.2)
Dividends	—	—	—	—	—

Balance at May 31, 2012	1,656,200	$0.0	29,795,911	$0.4	$583.0

Net Income (loss)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—
Pension and postretirement adjustments (net of tax of $8.4)	—	—	—	—	—
Stock-based compensation	—	—	—	—	7.3
Proceeds from issuance of common stock pursuant to stock-based compensation plans	—	—	507,197	—	14.7
Purchases of treasury stock at cost	—	—	(432,330)	—	—
Treasury stock issued pursuant to stock purchase plans	—	—	234,701	—	(22.1)
Dividends	—	—	—	—	—

Balance at May 31, 2013	1,656,200	$0.0	30,105,479	$0.4	$582.9

See accompanying notes

	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity

Balance at May 31, 2010	$(85.4)	$607.8	$(261.6)	$830.4

Net Income (loss)	—	39.4	—	39.4
Foreign currency translation adjustment	25.2	—	—	25.2
Pension and postretirement adjustments (net of tax of $4.0)	6.3	—	—	6.3
Stock-based compensation	—	—	—	13.7
Proceeds from issuance of common stock pursuant to stock-based compensation plans	—	—	—	2.9
Purchases of treasury stock at cost	—	—	(166.9)	(166.9)
Treasury stock issued pursuant to stock purchase plans	—	—	9.6	0.4
Dividends	—	(11.4)	—	(11.4)

Balance at May 31, 2011	$(53.9)	$635.8	$(418.9)	$740.0

Net Income (loss)	—	102.4	—	102.4
Foreign currency translation adjustment	(8.2)	—	—	(8.2)
Pension and postretirement adjustments (net of tax of $(6.5))	(12.1)	—	—	(12.1)
Stock-based compensation	—	—	—	12.2
Proceeds from issuance of common stock pursuant to stock-based compensation plans	—	—	—	22.4
Purchases of treasury stock at cost	—	—	(13.1)	(13.1)
Treasury stock issued pursuant to stock purchase plans	—	—	29.2	1.0
Dividends	—	(14.3)	—	(14.3)

Balance at May 31, 2012	$(74.2)	$723.9	$(402.8)	$830.3

Net Income (loss)	—	31.1	—	31.1
Foreign currency translation adjustment	(2.6)	—	—	(2.6)
Pension and postretirement adjustments (net of tax of $8.4)	11.4	—	—	11.4
Stock-based compensation	—	—	—	7.3
Proceeds from issuance of common stock pursuant to stock-based compensation plans	—	—	—	14.7
Purchases of treasury stock at cost	—	—	(11.8)	(11.8)
Treasury stock issued pursuant to stock purchase plans	—	—	22.2	0.1
Dividends	—	(16.1)	—	(16.1)

Balance at May 31, 2013	$(65.4)	$738.9	$(392.4)	$864.4

See accompanying notes

Consolidated Statements of Cash Flows

		(Amounts in millions) Years ended May 31,
	2013	2012	2011

Cash flows - operating activities:
Net income (loss)	$31.1	$102.4	$39.4
Earnings (loss) from discontinued operations, net of tax	(4.7)	(5.7)	(5.9)

Earnings (loss) from continuing operations	35.8	108.1	45.3

Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	6.8	12.3	13.6
Provision for losses on inventory	27.2	48.1	27.3
Provision for losses on royalty advances	4.7	6.5	4.5
Loss on subleases	—	6.2	—
Amortization of prepublication and production costs	48.9	55.1	51.1
Depreciation and amortization	68.6	68.8	60.1
Deferred income taxes	19.6	(37.5)	(2.8)
Stock-based compensation	6.3	12.2	13.7
Non cash net gain on equity investments	(2.3)	(1.3)	(1.7)
Non cash write off related to asset impairment	7.2	0.8	3.4
Unrealized loss on investments	—	—	3.6
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	94.4	(108.7)	(12.6)
Inventories	(9.9)	(40.4)	(9.8)
Prepaid expenses and other current assets	(14.2)	10.1	0.6
Deferred promotion costs	0.3	—	0.1
Royalty advances	(7.0)	(6.2)	(1.2)
Accounts payable	35.6	(0.3)	19.1
Other accrued expenses	(53.4)	64.7	15.9
Accrued royalties	(58.5)	58.2	(8.3)
Deferred revenue	1.1	(1.7)	8.7
Pension and post-retirement liabilities	(16.0)	(7.0)	(11.3)
Other noncurrent liabilities	(3.6)	5.9	5.6
Other, net	0.4	7.8	7.1

Total adjustments	156.2	153.6	186.7

Net cash provided by (used in) operating activities of continuing operations	192.0	261.7	232.0
Net cash provided by (used in) operating activities of discontinued operations	(2.9)	(1.5)	(3.6)

Net cash provided by (used in) operating activities	189.1	260.2	228.4

Cash flows - investing activities:
Prepublication and production expenditures	(73.8)	(58.8)	(57.9)
Additions to property, plant and equipment	(54.6)	(53.7)	(50.0)
Acquisition related payments	(0.3)	(9.5)	(10.1)
Land acquisition	—	—	(24.3)
Other	0.8	0.8	1.2

Net cash provided by (used in) investing activities of continuing operations	(127.9)	(121.2)	(141.1)
Net cash provided by (used in) investing activities of discontinued operations	3.9	(0.1)	—

Net cash provided by (used in) investing activities	(124.0)	(121.3)	(141.1)

See accompanying notes

Consolidated Statements of Cash Flows

		(Amounts in millions) Years ended May 31,
	2013	2012	2011

Cash flows - financing activities:
Borrowings under credit agreement and revolving loan	153.0	28.8	70.0
Repayment of credit agreement and revolving loan	(153.0)	(28.8)	(70.0)
Repayment of term loan	—	(50.2)	(42.8)
Repayment of 5.00% notes	(153.0)	—	—
Borrowings under lines of credit	23.2	89.2	118.6
Repayments under lines of credit	(27.5)	(80.6)	(128.2)
Repayment of capital lease obligations	(1.0)	(0.7)	(2.0)
Reacquisition of common stock	(11.8)	(13.1)	(166.9)
Proceeds pursuant to stock-based compensation plans	13.9	22.4	2.9
Payment of dividends	(15.9)	(13.2)	(10.8)
Other	(0.6)	(1.2)	(1.3)

Net cash provided by (used in) financing activities	(172.7)	(47.4)	(230.5)

Effect of exchange rate changes on cash and cash equivalents	0.1	(1.9)	4.4

Net increase (decrease) in cash and cash equivalents	(107.5)	89.6	(138.8)

Cash and cash equivalents at beginning of period	194.9	105.3	244.1

Cash and cash equivalents at end of period	$87.4	$194.9	$105.3

	2013	2012	2011

Supplemental Information:
Income taxes payments (refunds), net	$30.0	$61.0	$31.5
Interest paid	15.1	15.3	15.4

See accompanying notes

Notes to Consolidated Financial Statements

(Amounts in millions, except share and per share data)

1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the business

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is a global children’s publishing, education and media company. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading and learning. The Company is the world’s largest publisher and distributor of children’s books. It is also a leading developer of educational technology products and ebooks for children. Scholastic also creates quality educational and entertainment materials and products for use in school and at home, including magazines, ebooks, children’s reference and non-fiction materials, teacher materials, television programming and film. The Company is the leading operator of school-based book clubs and book fairs in the United States. It distributes its products and services through these proprietary channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. In addition to its operations in the United States, Scholastic has operations in Canada, the United Kingdom, Australia, New Zealand, Ireland, India, China, Singapore and other parts of Asia, and, through its export business, sells products in approximately 140 countries.

Basis of presentation

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Corporation and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

Discontinued Operations

The Company closed or sold several operations during fiscal 2009, 2010, 2012 and 2013. During the first quarter of fiscal 2012, the Company ceased operations in its direct-to-home catalog business specializing in toys. In the fourth quarter of fiscal 2013, the Company sold a facility that was previously classified as held for sale. In the fourth quarter of fiscal 2013, the Company also discontinued a computer club business which was previously included in the Children’s Book Publishing and Distribution segment and a subscription-based business which was previously reported in the Media, Licensing and Advertising segment. All of these businesses are classified as discontinued operations in the Company’s financial statements for all periods presented.

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

School-Based Book Fairs – Revenues associated with school-based book fairs are related to sales of product. Book fairs are typically run by schools and/or parent teacher organizations over a five business-day period. The amount of revenue recognized for each fair represents the net amount of cash collected at the fair. Revenue is fully recognized at the completion of the fair. At the end of reporting periods, the Company defers estimated revenue for those fairs that have not been completed as of the period end based on the number of fair days occurring after period end on a straight-line calculation of the full fair’s revenue.

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

A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates, sales patterns, type of product and expectations. Actual returns could differ from the Company’s estimate. A reserve for estimated bad debts is established at the time of sale and is based on the aging of accounts receivable and specific reserves on a customer-by-customer basis, where applicable.

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

Cash equivalents

Cash equivalents consist of short-term investments with original maturities of three months or less. The Consolidated Balance Sheets include restricted cash of $1.0 at May 31, 2013 and at May 31, 2012, which is reported in “Other current assets.”

Accounts receivable

Accounts receivable are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for returns are based on historical return rates and sales patterns. The Company’s return reserve balance was greater than typical as of May 31, 2012 due to increased trade sales in the second half of fiscal 2012. In order to develop the estimate of returns that will be received subsequent to fiscal year end, management considers patterns of sales and returns in the months preceding the fiscal year end, as well as actual returns received subsequent to year end, available sell-through information and other return rate information that management believes is relevant. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging and prior collection experience to estimate the ultimate collectability of these receivables. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectable, the balance is then written off.

Inventories

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates, sales patterns of its products and specifically identified obsolete inventory. In fiscal 2012, in response to changing trends in the children’s book market, the Company changed its estimate for inventory obsolescence and recorded an increase in the reserve of $17.9.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are recorded on a straight-line basis, over the estimated useful lives of the assets. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Capitalized software, net of accumulated amortization, was $50.7 and $57.2 at May 31, 2013 and 2012, respectively. Capitalized software is depreciated over a period of three to seven years. Amortization expense for capitalized software was $31.2, $27.6 and $25.8 for the fiscal years ended May 31, 2013, 2012 and 2011, respectively. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances indicate that the asset’s carrying value is not recoverable or warrant revised estimates of useful lives. The Company recorded an impairment of $4.0 in fiscal 2013 for certain assets.

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

Prepublication costs

The Company capitalizes the art, prepress, editorial, digital conversion and enhancements and other costs incurred in the creation of the master copy of a book or other media (the “prepublication costs”). Prepublication costs are amortized on a straight-line basis over a three-to-seven-year period based on expected future revenues. The Company regularly reviews the recoverability of the capitalized costs based on expected future revenues.

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

With regard to other intangibles with indefinite lives, the Company determines the fair value by asset, which is then compared to its carrying value. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of its identified reporting unit is less than its carrying value. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount the Company performs a quantitative test. The estimated fair value is determined utilizing the expected present value of the projected future cash flows of the asset, market comparables for similar businesses and other relevant information.

Intangible assets with definite lives consist principally of customer lists, covenants not to compete, and certain other intellectual property assets and are amortized over their expected useful lives. Customer lists are amortized on a straight-line basis over a five-year period, while covenants not to compete are amortized on a straight-line basis over their contractual term. Other intellectual property assets are amortized over their remaining useful lives which range from five to twenty years.

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

The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested. If foreign investments are not expected to be indefinitely invested, the Company provides for income taxes on the portion that is not indefinitely invested.

Non-income Taxes

The Company is subject to tax examinations for sales-based taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. Where a sales tax liability in respect to a jurisdiction is probable and can be reliably estimated, the Company has made accruals for these matters which are reflected in the Company’s Consolidated Financial Statements. These amounts are included in the Consolidated Financial Statements in Selling, general and administrative expenses. Future developments relating to the foregoing could result in adjustments being made to these accruals. In fiscal 2012, the Company recorded accruals of $19.7 based on assessments related to sales tax audits in two jurisdictions.

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

Advertising costs

The Company incurs costs for both direct-response and non-direct-response advertising. The Company capitalizes direct-response advertising costs for expenditures, primarily in its Classroom Magazines division. The asset is amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received. Included in Prepaid expenses and other current assets on the balance sheet is $4.5 and $4.8 of capitalized advertising costs as of May 31, 2013 and 2012, respectively. The Company expenses non-direct-response advertising costs as incurred.

Discontinued operations

Long-lived assets classified within discontinued operations are recognized at the estimated fair value less cost to sell those long-lived assets for assets held for sale. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections; excess working capital levels; real estate values; and the anticipated costs involved in the selling process. The Company recognizes operations as discontinued when the operations have either ceased or are probable to be disposed of in a sale transaction in the near term, the operations and cash flows of all discontinued operations have been eliminated, or will be eliminated, upon consummation of the expected sale transaction, and the Company will not have any significant continuing involvement in the discontinued operations subsequent to the expected sale transaction.

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

The table set forth below provides the estimated fair value of options granted during fiscal years 2013, 2012 and 2011 and the significant weighted average assumptions used in determining the fair value for options granted by the Company under the Black-Scholes option pricing model. The average expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the option grantees. The risk-free interest rate was based on the U.S. Treasury yield curve corresponding to the expected life in effect at the time of the grant. The volatility was estimated based on historical volatility corresponding to the expected life.

	2013	2012	2011

Estimated fair value of stock options granted	$9.77	$9.30	$8.15
Assumptions:
Expected dividend yield	1.6%	1.4%	1.3%
Expected stock price volatility	37.5%	36.7%	37.3%
Risk-free interest rate	0.9%	1.6%	2.0%
Expected life of options	6 years	7 years	6 years

NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an update to the authoritative guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income. This new requirement about presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures. The disclosure amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012 and early adoption is permitted. The Company adopted this guidance in the fourth quarter of fiscal 2013.

In July 2012, the FASB issued an update to the authoritative guidance related to the impairment testing of indefinite-lived intangible assets. Similar to the guidance for goodwill impairment testing, companies will have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. The guidance provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If a company concludes that this is the case, the company is required to perform the quantitative impairment test by comparing the fair value with the carrying value. Otherwise, a company can skip the quantitative test. Companies are not required to perform the qualitative assessment and are permitted to skip the qualitative assessment for any indefinite-lived asset in any period and proceed directly to the quantitative impairment test. The company may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company adopted this guidance in the fourth quarter of fiscal 2013.

2. ACQUISITIONS

On January 3, 2012, the Company acquired Learners Publishing, a Singapore-based publisher of supplemental learning materials for English-Language Learners, for $3.0, net of cash acquired. As a result of this transaction, the Company recorded $1.5 of goodwill. The results of operations of this business subsequent to the acquisition date are included in the International segment.

On February 8, 2012, the Company acquired the business and certain assets of Weekly Reader, a publisher of weekly educational classroom magazines designed for children in grades pre-K–12, for $2.0 in cash and $4.8 in assumed liabilities, which were fulfilled by the Company as of May 31, 2012. The Company utilized internally-developed discounted cash flow forecasts and market comparisons of royalty rates to determine the fair value of the assets acquired and the amount to be allocated to goodwill. As a result, the Company recognized $1.4 of goodwill and $5.4 of intangible assets. The results of operations of this business subsequent to the acquisition date are included in the Classroom and Supplemental Materials Publishing segment, and certain assets will benefit the Children’s Book Publishing and Distribution segment.

3. DISCONTINUED OPERATIONS

The Company continuously evaluates its portfolio of businesses for both impairment and economic viability. The Company monitors the expected cash proceeds to be realized from the disposition of discontinued operations’ assets, and adjusts asset values accordingly.

In the first quarter of fiscal 2012, the Company ceased operations in its direct-to-home catalog business specializing in toys. This business was a separate reporting unit included in the Media, Licensing and Advertising segment. The prior fiscal year loss before income taxes includes lease costs associated with a vacant facility which formerly served the Company’s direct-to-home toy catalog business.

In the fourth quarter of fiscal 2012, the Company reviewed the estimate of the fair value less cost to sell of its Maumelle facility and recognized an additional charge of $2.2. The Company used market value estimates of the property and an estimate of the anticipated costs to sell the asset. The Company subsequently sold the Maumelle facility during the fourth quarter of fiscal 2013 for approximately $5.0, recognizing a loss on the sale in the amount of $1.1.

In the fourth quarter of fiscal 2013, the Company discontinued a computer club business which was included in the Children’s Book Publishing and Distribution segment. In addition, the Company discontinued a subscription-based business which was previously reported in the Media, Licensing and Advertising segment. All of these businesses are classified as discontinued operations in the Company’s Consolidated Financial Statements.

The following table summarizes the operating results of the discontinued operations for the fiscal years ended May 31:

	2013	2012	2011

Revenues	$6.2	$9.8	$28.5
Gain (loss) on sale	(1.1)	—	0.3
Earnings (loss) before income taxes	(7.2)	(7.2)	(7.6)
Income tax benefit (provision)	2.5	1.5	1.7

Earnings (loss) from discontinued operations, net of tax	$(4.7)	$(5.7)	$(5.9)

The following table sets forth the assets and liabilities of the discontinued operations included in the Consolidated Balance Sheets of the Company as of May 31:

	2013	2012

Accounts receivable, net	$0.0	$0.2
Other assets	0.4	7.5

Current assets of discontinued operations	$0.4	$7.7

Accrued expenses and other current liabilities	1.3	2.1

Current liabilities of discontinued operations	$1.3	$2.1

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

•	Children’s Book Publishing and Distribution operates as an integrated business which includes the publication and distribution of children’s books, media and interactive products in the United States through school-based book clubs and book fairs and the trade channel. This segment is comprised of three operating segments.

•	Educational Technology and Services includes the production and distribution to schools of curriculum-based learning technology and materials for grades pre-kindergarten to 12 in the United States, together with related implementation and assessment services and school consulting services. This segment is comprised of one operating segment.

•	Classroom and Supplemental Materials Publishing includes the publication and distribution to schools and libraries of children’s books, classroom magazines, supplemental classroom materials and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States. This segment is comprised of two operating segments.

•	Media, Licensing and Advertising includes the production and/or distribution of digital media, consumer promotions and merchandising and advertising revenue, including sponsorship programs. This segment is comprised of two operating segments.

•	International includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses. This segment is comprised of three operating segments.

The following table sets forth information for the Company’s segments for the three fiscal years ended May 31:

	Children's Book Publishing & Distribution (1)	Educational Technology & Services (1)	Classroom & Supplemental Materials Publishing (1) (2)	Media, Licensing & Advertising (1)	Overhead (1) (3)	Total Domestic	International (1) (4)	Total

2013

Revenues	$846.9	$227.7	$218.0	$58.7	$—	$1,351.3	$441.1	$1,792.4
Bad debts	1.8	1.1	1.4	0.1	—	4.4	2.4	6.8
Depreciation and amortization (5)	16.5	1.2	1.4	0.5	41.6	61.2	5.3	66.5
Amortization (6)	15.0	21.5	8.0	2.5	—	47.0	1.9	48.9
Loss on leases and asset Impairments	—	—	—	—	—	—	—	—
Segment operating income (loss)	24.5	29.5	29.6	4.7	(60.2)	28.1	39.8	67.9
Segment assets at May 31, 2013	407.5	170.8	168.6	26.9	402.1	1,175.9	264.7	1,440.6
Goodwill at May 31, 2013	54.3	22.7	65.4	5.4	—	147.8	10.1	157.9
Expenditures for long-lived assets including royalty advances	52.3	40.3	10.9	3.7	33.3	140.5	13.4	153.9
Long-lived assets at May 31, 2013	165.3	116.5	91.4	12.0	236.5	621.7	68.0	689.7

2012

Revenues	$1,111.3	$254.7	$208.2	$75.3	$—	$1,649.5	$489.6	$2,139.1
Bad debts	6.4	0.7	1.9	0.1	—	9.1	3.2	12.3
Depreciation and amortization (5)	20.6	1.3	1.0	0.5	39.0	62.4	6.4	68.8
Amortization (6)	12.5	20.9	6.7	12.3	—	52.4	2.7	55.1
Loss on leases and asset Impairments	0.5	—	—	—	6.2	6.7	0.3	7.0
Segment operating income (loss)	152.2	49.2	18.3	(4.9)	(87.1)	127.7	57.6	185.3
Segment assets at May 31, 2012	543.5	168.5	163.6	38.1	438.6	1,352.3	310.3	1,662.6
Goodwill at May 31, 2012	54.3	22.7	65.4	5.4	—	147.8	9.9	157.7
Expenditures for long-lived assets including royalty advances	44.4	26.2	17.9	6.3	37.9	132.7	13.2	145.9
Long-lived assets at May 31, 2012	167.5	101.1	90.3	11.6	246.7	617.2	67.1	684.3

2011

Revenues	$922.0	$230.8	$197.2	$82.7	$—	$1,432.7	$444.9	$1,877.6
Bad debts	8.7	0.7	1.2	0.2	—	10.8	2.8	13.6
Depreciation and amortization (5)	15.6	1.3	1.3	0.7	35.6	54.5	5.6	60.1
Amortization (6)	12.6	22.8	5.0	8.0	—	48.4	2.7	51.1
Loss on leases and asset Impairments	—	—	3.4	—	—	3.4	—	3.4
Segment operating income (loss)	77.3	38.0	13.6	3.5	(67.0)	65.4	38.3	103.7
Segment assets at May 31, 2011	427.1	161.1	150.8	44.9	405.1	1,189.0	287.5	1,476.5
Goodwill at May 31, 2011	54.3	21.8	64.0	5.4	—	145.5	8.7	154.2
Expenditures for long-lived assets including royalty advances	40.4	35.7	9.1	9.4	56.3	150.9	11.8	162.7
Long-lived assets at May 31, 2011	175.9	97.6	80.2	20.1	249.0	622.8	71.2	694.0

(1)	As discussed in Note 3, “Discontinued Operations,” the Company closed or sold several operations during the first quarter of fiscal 2012 and the fourth quarter of fiscal 2013. All of these businesses are classified as discontinued operations in the Company’s financial statements and, as such, are not reflected in this table.

(2)	Includes assets and results of operations acquired in a business acquisition as of February 8, 2012.

(3)	Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company’s headquarters in the metropolitan New York area, its fulfillment and distribution facilities located in Missouri and its facility located in Connecticut. Overhead also includes amounts previously allocated to the Media, Licensing and Advertising segment for the Company’s direct-to-home toy catalog business that was discontinued in the first quarter of fiscal 2012. Overhead also includes amounts previously allocated to the Children’s Book Publishing and Distribution segment for the computer club business that was discontinued in the fourth quarter of fiscal 2013.

(4)	Includes assets and results of operations acquired in a business acquisition as of January 3, 2012.

(5)	Includes depreciation of property, plant and equipment and amortization of intangible assets.

(6)	Includes amortization of prepublication and production costs.

5. DEBT

The following table summarizes debt as of May 31:

	Carrying Value	Fair Value	Carrying Value	Fair Value
	2013		2012

Lines of Credit (weighted average interest rates of 9.0% and 5.3%, respectively)	$2.0	$2.0	$6.5	$6.5

Loan Agreement:
Revolving Loan	—	—	—	—
Term Loan	—	—	—	—
5% Notes due 2013, net of discount	—	—	152.8	155.4

Total debt	$2.0	$2.0	$159.3	$161.9

Less lines of credit and current portion of long-term debt	(2.0)	(2.0)	(6.5)	(6.5)

Total long-term debt	$—	$—	$152.8	$155.4

The short-term debt’s carrying value approximates its fair value. The fair values of the Notes were estimated based on market quotes, where available, or dealer quotes.

The following table sets forth the maturities of the carrying values of the Company’s debt obligations as of May 31, 2013 for the fiscal years ending May 31:

2014	$2.0
2015	—
2016	—
2017	—
2018	—
Thereafter	—

Total debt	$2.0

Loan Agreement

On June 1, 2007, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) entered into a $525.0 credit facility with certain banks (the “Loan Agreement”), consisting of a $325.0 revolving credit component (the “Revolving Loan”) and a $200.0 amortizing term loan component (the “Term Loan”). The Loan Agreement was amended on August 16, 2010, on October 25, 2011, and most recently on December 5, 2012. The amendment on December 5, 2012 served to, among other things, (i) increase the Revolving Loan from $325.0 to $425.0 (with the continued ability to increase the aggregate Revolving Loan commitments of the lenders by up to an additional $150.0), (ii) extend the maturity of the $425.0 Revolving Loan to December 5, 2017 from June 1, 2014, (iii) amend a covenant in the Loan Agreement to permit certain sales, transfers and dispositions of assets by either Borrower or any subsidiary to any other Borrower or subsidiary and (iv) amend a covenant in the Loan Agreement to permit transactions between or among the

Company and its wholly-owned subsidiaries not involving any other affiliates. Additionally, this amendment added certain lenders to the Loan Agreement and other lenders exited the Loan Agreement with no further obligation.

The Revolving Loan allows the Company to borrow, repay or prepay and reborrow at any time prior to the maturity date, and the proceeds may be used for general corporate purposes, including financing for acquisitions and share repurchases. On April 15, 2013, the Company drew on this Revolving Loan to fully repay the 5% Notes due April 2013. As of May 31, 2013, the Company had fully paid down the Revolving Loan.

Interest on the Revolving Loan is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). The interest pricing under the Revolving Loan is dependent upon the Borrower’s election of a rate that is either:

•	A Base Rate equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.500% or (iii) the Eurodollar Rate for a one month interest period plus 1% plus, in each case, an applicable spread ranging from 0.18% to 0.60%, as determined by the Company’s prevailing consolidated debt to total capital ratio.

- or -

•	A Eurodollar Rate equal to the London interbank offered rate (LIBOR) plus an applicable spread ranging from 1.18% to 1.60%, as determined by the Company’s prevailing consolidated debt to total capital ratio.

As of May 31, 2013, the indicated spread on Base Rate Advances was 0.18% and the indicated spread on Eurodollar Rate Advances was 1.18%, both based on the Company’s prevailing consolidated debt to total capital ratio.

The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At May 31, 2013, the facility fee rate was 0.20%.

There were no outstanding borrowings under the Revolving Loan as of May 31, 2012 and May 31, 2013.

At May 31, 2013, the Company had open standby letters of credit totaling $6.6 issued under certain credit lines, including $1.4 under the Loan agreement discussed above. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at May 31, 2013, the Company was in compliance with these covenants.

Lines of Credit

As of May 31, 2013, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $14.8. There were no outstanding borrowings under these credit lines at May 31, 2013 and 2012. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of May 31, 2013, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $27.0, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. There were borrowings outstanding under these facilities equivalent to $2.0 at May 31, 2013 at a weighted average interest rate of 9.0%, compared to borrowings outstanding equivalent to $6.5 at May 31, 2012 at a weighted average interest rate of 5.3%.

5% Notes due 2013

In April 2003, Scholastic Corporation issued $175.0 of 5% Notes (the “5% Notes”). The 5% Notes were senior unsecured obligations that matured on April 15, 2013. Interest on the 5% Notes was payable semi-annually on April 15 and October 15 of each year through maturity.

As discussed above, the Company amended its existing revolving credit facility, which was scheduled to mature on June 1, 2014, to extend the maturity date of the Revolving Loan to December 5, 2017. On April 15, 2013, the Company drew on the Revolving Loan to satisfy its obligations to fully repay the 5% Notes due April 2013. As of May 31, 2013, the Company had fully paid down the Revolving Loan.

6. COMMITMENTS AND CONTINGENCIES

Lease obligations

The Company leases warehouse space, office space and equipment under various capital and operating leases over periods ranging from one to forty years. Certain of these leases provide for scheduled rent increases based on price-level factors. The Company generally does not enter into leases that call for contingent rent. In most cases, the Company expects that, in the normal course of business, leases will be renewed or replaced. Net rent expense relating to the Company’s non-cancelable operating leases for the three fiscal years ended May 31, 2013, 2012 and 2011 was $32.9, $38.9 and $47.2, respectively.

Amortization of assets under capital leases covering land, buildings and equipment was $1.1, $1.1 and $1.2 for the fiscal years ended May 31, 2013, 2012 and 2011, respectively, and is included in Depreciation and amortization expense. The most significant of the Company’s capital leases is for the New York office where the Company’s headquarters are located. This capital lease has an imputed interest rate of 7.9% and the term ends July 2039.

The following table sets forth the composition of capital leases reflected as Property, plant and equipment in the Consolidated Balance Sheets at May 31:

	2013	2012

Land	$—	$3.5
Buildings	39.0	39.0
Equipment	1.0	1.0

	40.0	43.5
Accumulated amortization	(13.4)	(12.3)

Total	$26.6	$31.2

The following table sets forth the aggregate minimum future annual rental commitments at May 31, 2013 under all non-cancelable leases for the fiscal years ending May 31:

	Operating Leases	Capital Leases

2014	$34.6	$5.4
2015	30.2	5.2
2016	24.6	5.1
2017	18.8	5.9
2018	14.5	6.1
Thereafter	41.8	179.1

Total minimum lease payments	$164.5	$206.8
Less minimum sublease income to be received	$13.9	$65.0

Minimum lease payments, net of sublease income	$150.6	$141.8
Less amount representing interest		149.1
Present value of net minimum capital lease payments		57.7
Less current maturities of capital lease obligations		0.2

Long-term capital lease obligations		$57.5

Other Commitments

The following table sets forth the aggregate minimum future contractual commitments at May 31, 2013 relating to royalty advances and minimum print quantities for the fiscal years ending May 31:

	Royalty Advances	Minimum Print Quantities

2014	$10.7	$58.8
2015	3.2	59.6
2016	1.6	47.6
2017	0.7	48.4
2018	0.9	49.1
Thereafter	—	100.7

Total commitments	$17.1	$364.2

The Company had open standby letters of credit of $6.6 issued under certain credit lines as of May 31, 2013 and 2012, respectively. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

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

7. INVESTMENTS

Included in the Other assets and deferred charges section of the Company’s Consolidated Balance Sheets were investments of $19.6 and $20.6 at May 31, 2013 and May 31, 2012, respectively.

The Company owns a 15.0% non-controlling interest in a book distribution business located in the UK, which is accounted for as a cost-basis investment. The carrying value of these assets was $5.0 as of May 31, 2013.

The Company’s 26.2% non-controlling interest in a children’s book publishing business located in the UK is accounted for using the equity method of accounting. The net value of this investment at May 31, 2013 was $14.6. The Company received $0.8 of dividends in fiscal 2013 from this investment.

Income from equity investments totaled $2.3 for the year ended May 31, 2013, $2.6 for the year ended May 31, 2012 and $1.8 for the year ended May 31, 2011.

The following table summarizes the Company’s investments as of May 31:

	2013	2012

Cost method investments:
UK-based	$5.0	$5.2

Total cost method investments	$5.0	$5.2

Equity method investments:
UK-based	$14.6	$15.4

Total equity method investments	$14.6	$15.4

Total	$19.6	$20.6

8. GOODWILL AND OTHER INTANGIBLES

Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise.

The following table summarizes the activity in Goodwill for the fiscal years ended May 31:

	2013	2012

Gross beginning balance	$178.5	$175.0
Accumulated impairment	(20.8)	(20.8)

Beginning balance	157.7	154.2
Additions due to acquisition	—	2.7
Impairment charge	—	—
Foreign currency translation	0.0	0.0
Other	0.2	0.8

Gross ending balance	178.7	178.5
Accumulated impairment	(20.8)	(20.8)

Ending balance	$157.9	$157.7

On February 8, 2012, the Company acquired the business and certain assets of Weekly Reader, a publisher of weekly educational classroom magazines designed for children in grades pre-K–12, for $2.0 in cash and $4.8 in assumed liabilities, which were fulfilled by the Company as of May 31, 2012. The Company utilized internally-developed discounted cash flow forecasts and market comparisons of royalty rates to determine the fair value of the assets acquired and the amount to be allocated to goodwill. As a result, the Company recognized $1.4 of goodwill and $5.4 of intangible assets. The results of operations of this business subsequent to the acquisition date are included in the Classroom and Supplemental Materials Publishing segment, and certain assets will benefit the Children’s Book Publishing and Distribution segment.

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

The Company assesses goodwill annually or more frequently if impairment indicators are such that the goodwill is more likely than not impaired. The Company continues to monitor impairment indicators in light of reduced earnings, changes in market conditions, near and long-term demand for the Company’s products and other relevant factors. Goodwill of $64.0 is attributed to a reporting unit (Classroom and Community Group) within the Classroom and Supplemental Materials Publishing segment. During the third quarter of fiscal 2013, the Company determined that this reporting unit had impairment indicators. The Company performed an interim impairment review of this reporting unit and determined that the fair value exceeds the carrying value by greater than 20% as of January 31, 2013. The Company employed Level 3 valuation measures, including expected discounted cash flow analysis and market comparisons. Internal cash flow forecasts and other assumptions were developed consistent with the highest and best use of the reporting unit. A discount rate of 16% was employed for the discounted cash flow analysis and a factor of 4.5 times EBITDA was used to compare to similar public companies. The discount rate and EBITDA multiples utilized reflect risks specific to the reporting unit, including forecast risk and product diversity risk. Using a discount rate of

18% combined with a multiple of 3.8 times EBITDA would not result in an impairment based upon the valuation methodology employed. A qualitative review was performed as of May 31, 2013 and no impairment was noted.

The reporting unit associated with the Company’s book clubs operations was the only reporting unit valued using a quantitative analysis as of May 31, 2013, as changes in market conditions and declining revenues in the period were indicative of a potential for goodwill impairment. The fair value of the unit declined from the prior year from $65.0 to $59.5, but remained higher than the carrying value of $48.8. This reporting unit has $13.4 of associated goodwill. The Company used forecasted cash flows, and to a lesser extent, observable revenue multiples for comparable companies, consistent with determining its fair value. A discount rate of 15% and a perpetual growth rate of 3% were employed for the discounted cash flow analysis and revenue multiples used were between 0.4 times historical revenues and 0.5 times future revenues. The value of the reporting unit is largely dependent on the success of the Storia ereading app which was launched in fiscal 2012. Should Storia not achieve its projected revenue, and the Company is unable to adjust its strategy to effectively compensate, there is a potential for an impairment of goodwill in this reporting unit in future periods.

The following table summarizes Other intangibles as of May 31:

	2013	2012

Beginning balance-Customer lists	$4.3	$0.7
Additions due to acquisition	0.1	3.8
Amortization expense	(1.0)	(0.2)
Foreign currency translation	0.0	0.0

Customer lists, net of accumulated amortization of $2.3 and $1.3, respectively	$3.4	$4.3

Beginning balance-Other intangibles	$10.4	$17.3
Additions due to acquisition	0.2	—
Impairment charge	—	(5.4)
Amortization expense	(1.5)	(1.4)
Other	0.1	(0.1)

Other intangibles, net of accumulated amortization of $12.0 and $10.5, respectively	$9.2	$10.4

Total other intangibles subject to amortization	$12.6	$14.7

Trademarks and other	$2.0	$2.0

Total other intangibles not subject to amortization	$2.0	$2.0

Total other intangibles	$14.6	$16.7

In fiscal 2012, due to declining revenues associated with certain publishing and trademark rights in the Children’s Book Publishing and Distribution segment, the Company determined that the intangible assets associated with these rights were not fully recoverable and recognized an impairment in amortization expense of $4.9 based upon the difference between the carrying value and the fair value of this asset and reduced the expected useful life of the asset. The Company employed Level 3 fair value measurement techniques to determine the fair value of these assets as of May 31, 2012, including the relief from royalty method. Amortization expense for Other intangibles totaled $2.5, $6.5 and $1.4 for the fiscal years ended May 31, 2013, 2012 and 2011, respectively.

The following table reflects the estimated amortization expense for intangibles for the next five fiscal years ending May 31:

2014	$2.4
2015	2.3
2016	2.2
2017	2.2
2018	0.5

Intangible assets with definite lives consist principally of customer lists, covenants not to compete and trademarks. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is 9 years.

9. TAXES

The components of earnings from continuing operations before income taxes for the fiscal years ended May 31 are:

	2013	2012	2011

United States	$34.6	$145.4	$77.0
Non-United States	18.8	24.3	7.1

Total	$53.4	$169.7	$84.1

The provision for income taxes from continuing operations for the fiscal years ended May 31 consists of the following components:

	2013	2012	2011

Federal
Current	$4.5	$49.1	$10.2
Deferred	2.4	(8.2)	9.1

	$6.9	$40.9	$19.3

State and local
Current	$0.5	$12.0	$3.8
Deferred	2.2	(0.7)	2.2

	$2.7	$11.3	$6.0

International
Current	$7.8	$12.8	$12.5
Deferred	0.2	(3.4)	1.0

	$8.0	$9.4	$13.5

Total
Current	$12.8	$73.9	$26.5
Deferred	4.8	(12.3)	12.3

	$17.6	$61.6	$38.8

Effective Tax Rate Reconciliation

A reconciliation of the significant differences between the effective income tax rate and the federal statutory rate on earnings from continuing operations before income taxes for the fiscal years ended May 31 is as follows:

	2013	2012	2011

Computed federal statutory provision	35.0%	35.0%	35.0%
State income tax provision, net of federal income tax benefit	3.3%	4.3%	5.2%
Difference in effective tax rates on earnings of foreign subsidiaries	0.3%	0.2%	-0.8%
Charitable contributions	-4.4%	-0.7%	-1.5%
Tax credits	-0.4%	-0.1%	-0.2%
Valuation allowances	2.4%	-1.4%	5.9%
Other - net	-3.2%	-1.0%	2.5%

Effective tax rates	33.0%	36.3%	46.1%

Total provision for income taxes	$17.6	$61.6	$38.8

Unremitted Earnings

At May 31, 2013, the Company had not provided U.S. income taxes on accumulated but undistributed earnings of its non-U.S. subsidiaries of approximately $78.6, as substantially all of these undistributed earnings are expected to be permanently reinvested. However, if any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings. Determining the unrecognized deferred tax liability related to those investments in these non-U.S. subsidiaries is not practicable. The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested.

Deferred Taxes

The significant components for deferred income taxes for the fiscal years ended May 31, including deferred income taxes related to discontinued operations, are as follows:

	2013	2012

Deferred tax assets
Tax uniform capitalization	$25.8	$16.8
Inventory reserves	29.2	29.8
Allowance for doubtful accounts	5.4	7.8
Other reserves	26.3	41.2
Post-retirement, post-employment and pension obligations	12.6	23.1
Tax carryforwards	47.8	40.3
Lease accounting	11.7	10.1
Other - net	32.7	34.2

Gross deferred tax assets	191.5	203.3
Valuation allowance	(31.9)	(34.4)

Total deferred tax assets	$159.6	$168.9

Deferred tax liabilities
Prepaid expenses	(0.5)	(0.6)
Depreciation and amortization	(65.0)	(54.6)

Total deferred tax liability	$(65.5)	$(55.2)

Total net deferred tax assets	$94.1	$113.7

Total net deferred tax assets of $94.1 at May 31, 2013 and $113.7 at May 31, 2012 include $79.2 and $71.4, respectively, in current assets. Total noncurrent deferred tax assets of $14.9 and $42.3 are reflected in noncurrent assets at May 31, 2013 and 2012, respectively.

For the year ended May 31, 2013, the valuation allowance decreased by $2.5 and for the year ended May 31, 2012, the valuation allowance decreased by $2.4. The valuation allowance is based on the Company’s assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. The valuation allowance at May 31, 2013 primarily relates to foreign operating loss carryforwards of $116.3, principally in the UK, which do not expire.

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

The total amount of unrecognized tax benefits at May 31, 2013, 2012 and 2011 were $35.5, excluding $6.5 accrued for interest and penalties, $38.7, excluding $7.1 accrued for interest and penalties, and $30.8, excluding $5.9 for accrued interest and penalties, respectively. Of the total amount of unrecognized tax benefits at May 31, 2013, 2012 and 2011, $21.8, $18.1 and $19.2, respectively, would impact the Company’s effective tax rate.

During the years presented, the Company recognized interest and penalties related to unrecognized tax benefits with the provision for taxes on the consolidated financial statements. The Company recognized a benefit of $0.5, and expense of $2.4 and $1.0, for the years ended May 31, 2013, 2012 and 2011, respectively.

A reconciliation of the unrecognized tax benefits for the fiscal years ended May 31 is as follows:

Gross unrecognized benefits at May 31, 2010	$30.6
Decreases related to prior year tax positions	(2.9)
Increase related to prior year tax positions	2.5
Increases related to current year tax positions	2.8
Settlements during the period	(2.2)
Lapse of statute of limitation	—

Gross unrecognized benefits at May 31, 2011	$30.8
Decreases related to prior year tax positions	(0.8)
Increase related to prior year tax positions	9.5
Increases related to current year tax positions	1.7
Settlements during the period	(2.4)
Lapse of statute of limitation	(0.1)

Gross unrecognized benefits at May 31, 2012	$38.7
Decreases related to prior year tax positions	(7.2)
Increase related to prior year tax positions	3.5
Increases related to current year tax positions	1.0
Settlements during the period	(0.5)
Lapse of statute of limitation	—

Gross unrecognized benefits at May 31, 2013	$35.5

Unrecognized tax benefits for the Company decreased by $3.2 and increased by $7.9 for the years ended May 31, 2013 and 2012, respectively. Although the timing of the resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next twelve months. However, given the number of years remaining subject to examination and the number of matters being examined, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

The Company, including subsidiaries, files income tax returns in the U.S., various states and various foreign jurisdictions. The Company is routinely audited by various tax authorities. At May 31, 2013, the Company is currently under audit by the Internal Revenue Service for its fiscal years ended May 31, 2007, 2008 and 2009. The Company is currently under audit by New York State for its fiscal years ended May 31, 2006, 2007 and 2008 and New York City for its fiscal years ended May 31, 2005, 2006 and 2007. If any of these tax examinations are concluded within the next twelve months, the Company will make any necessary adjustments to its unrecognized tax benefits.

Non-income Taxes

The Company is subject to tax examinations for sales-based taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. Where a sales tax liability in respect to a jurisdiction is probable and can be reliably estimable, for a particular jurisdiction, the Company has made accruals for these matters which are reflected in the Company’s Consolidated Financial Statements. In the third quarter of fiscal 2012, the Company recorded accruals of $19.7 based on the current status of sales tax assessments in two jurisdictions. These amounts are included in the Consolidated Financial Statements in Selling, general and administrative expenses. During the fiscal year 2013, the Company made payments of $15.3 for these prior assessments. Future developments relating to the foregoing could result in adjustments being made to these accruals.

10. CAPITAL STOCK AND STOCK-BASED AWARDS

Class A Stock and Common Stock

Capital stock consisted of the following as of May 31, 2013:

	Class A Stock	Common Stock	Preferred Stock

Authorized	4,000,000	70,000,000	2,000,000

Reserved for Issuance	1,499,000	8,052,806	—

Outstanding	1,656,200	30,105,479	—

The only voting rights vested in the holders of Common Stock, except as required by law, are the election of such number of directors as shall equal at least one-fifth of the members of the Board. The Class A Stockholders are entitled to elect all other directors and to vote on all other matters. The Class A Stockholders and the holders of Common Stock are entitled to one vote per share on matters on which they are entitled to vote. The Class A Stockholders have the right, at their option, to convert shares of Class A Stock into shares of Common Stock on a share-for-share basis. With the exception of voting rights and conversion rights, and as to any rights of holders of Preferred Stock if issued, the Class A Stock and the Common Stock are equal in rank and are entitled to dividends and distributions, when and if declared by the Board.

Preferred Stock

The Preferred Stock may be issued in one or more series, with the rights of each series, including voting rights, to be determined by the Board before each issuance. To date, no shares of Preferred Stock have been issued.

Stock-based awards

At May 31, 2013, the Company maintained three stockholder-approved stock-based compensation plans with regard to the Common Stock: the Scholastic Corporation 1995 Stock Option Plan (the “1995 Plan”), under which no further awards can be made; the Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”), under which no further awards can be made; and the Scholastic Corporation 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan was adopted in July 2011 and provides for the issuance of incentive stock options; options that are not so qualified, called non-qualified stock options; restricted stock; and other stock-based awards.

The Company’s stock-based compensation vests over periods not exceeding four years. Provisions in the Company’s stock-based compensation plans allow for the acceleration of vesting for certain retirement-eligible employees, as well as in certain other events.

Stock Options – At May 31, 2013, non-qualified stock options to purchase 174,500 shares, 1,646,897 shares and 581,376 shares of Common Stock were outstanding under the 1995 Plan, the 2001 Plan and the 2011 Plan, respectively. During fiscal 2013, 45,907 options were granted under the 2011 Plan at a weighted average exercise price of $31.96.

At May 31, 2013, 1,253,908 shares of Common Stock were available for additional awards under the 2011 Plan.

The Company also maintains the 1997 Outside Directors’ Stock Option Plan (the “1997 Directors’ Plan”), a stockholder-approved stock option plan for outside directors under which no further awards may be made. The 1997 Directors’ Plan, as amended, provided for the automatic grant to each non-employee director on the date of each annual stockholders’ meeting of non-qualified stock options to purchase 6,000 shares of Common Stock. At May 31, 2013, options to purchase 132,000 shares of Common Stock were outstanding under the 1997 Directors’ Plan.

In September 2007, the Corporation adopted the Scholastic Corporation 2007 Outside Directors’ Stock Incentive Plan (the “2007 Directors Plan”). From September 2007 through September 2011, the 2007 Directors Plan provided for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of non-qualified stock options to purchase 3,000 shares of Common Stock at a purchase price per share equal to the fair market value of a share of Common Stock on the date of grant and 1,200 restricted stock units. In July 2012, the Board approved an amended and restated 2007 Outside Directors Plan (the “Amended 2007 Directors Plan”). The Amended 2007 Directors Plan provides for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of stock options and restricted stock units with a value equal to a fixed dollar amount. Such dollar amount, as well as the split of such amount between stock options and restricted stock units, will be determined annually by the Board (or committee designated by the Board) in advance of the grant date. The value of the stock option portion of the annual grant is determined based on the Black-Scholes option pricing method, with the exercise price being the fair market value of the Common Stock on the grant date, and the value of the restricted stock unit portion is the fair market value of the Common Stock on the grant date. In September 2012, stock options and restricted stock units with a value of $70,000 for each non-

employee director, with 40% of such value in the form of options and 60% in the form of restricted stock units, were approved, and an aggregate of 40,707 options at an exercise price of $33.39 per share and 7,542 restricted stock units were granted to the non-employee directors under the 2007 Directors Plan.

As of May 31, 2013, 151,707 options were outstanding under the 2007 Directors Plan and 285,551 shares of Common Stock remained available for additional awards under the 2007 Directors Plan.

The Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”) provided for the grant to Richard Robinson, the Chief Executive Officer of the Corporation as of the effective date of the Class A Plan, of options to purchase Class A Stock (the “Class A Options”). As of May 31, 2013, there were 1,499,000 Class A Options granted to Mr. Robinson outstanding under the Class A Plan, and no shares of Class A Stock remained available for additional awards under the Class A Plan.

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

The following table sets forth the intrinsic value of stock options exercised, pretax stock-based compensation cost and related tax benefits for the Class A Stock and Common Stock plans for the fiscal years ended May 31:

	2013	2012	2011

Total intrinsic value of stock options exercised	$2.3	$5.0	$0.4

Stock-based compensation cost (pretax)	$6.3	$12.2	$13.7

Tax benefits related to stock-based compensation cost	$0.8	$1.8	$1.8

Weighted average grant date fair value per option	$9.77	$9.30	$8.15

As of May 31, 2013, the total pretax compensation cost not yet recognized by the Company with regard to outstanding unvested stock options was $1.7. The weighted average period over which this compensation cost is expected to be recognized is 2.2 years.

The following table sets forth the stock option activity for the Class A Stock and Common Stock plans for the fiscal year ended May 31, 2013:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at May 31, 2012	4,948,075	$29.69
Granted	86,614	$31.96
Exercised	(475,432)	$27.29
Expired	(348,840)	$35.89
Cancellations and forfeitures	(24,937)	$32.72

Outstanding at May 31, 2013	4,185,480	$29.49	4.8	$9.7
Exercisable at May 31, 2013	3,370,439	$30.25	4.0	$6.5

Restricted Stock Units – In addition to stock options, the Company has issued restricted stock units to certain officers and key executives under the 2011 Plan (“Stock Units”). The Stock Units automatically convert to shares of Common Stock on a one-for-one basis as the award vests, which is typically over a four-year period beginning thirteen months from the grant date and thereafter annually on the anniversary of the grant date. There were 242,433 shares of Common Stock issued upon vesting of Stock Units during fiscal 2013. The Company measures the value of Stock Units at fair value based on the number of Stock Units granted and the price of the underlying Common Stock on the grant date. The Company amortizes the fair value of outstanding Stock Units as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances.

The following table sets forth the RSU activity for the fiscal years ended May 31:

	2013	2012	2011
RSUs granted	125,584	205,620	141,600

Weighted average grant date price per unit	$23.05	$27.92	$25.03

As of May 31, 2013, the total pretax compensation cost not yet recognized by the Company with regard to unvested Stock Units was $3.2. The weighted average period over which this compensation cost is expected to be recognized is 2.4 years.

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

The following table sets forth the MSPP RSU activity for the fiscal years ended May 31:

	2013	2012
MSPP RSUs allocated	87,317	22,486

Purchase price per unit	$19.73	$17.78

At May 31, 2013, there were 451,922 shares of Common Stock remaining authorized for issuance under the MSPP.

As of May 31, 2013, the total pretax compensation cost not yet recognized by the Company with regard to unvested RSUs under the MSPP was $0.3. The weighted average period over which this compensation cost is expected to be recognized is 2.0 years.

The following table sets forth Stock Unit and RSU activity for the year ended May 31, 2013:

	Stock Units/RSUs	Weighted Average grant date fair value

Nonvested as of May 31, 2012	710,895	$22.81
Granted	125,584	$23.05
Vested	(242,433)	$26.53
Forfeited	(34,643)	$26.85

Nonvested as of May 31, 2013	559,403	$29.98

The total fair value of shares vested during the fiscal years ended May 31, 2013, 2012 and 2011 was $6.4, $6.0 and $4.1, respectively.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”), which is offered to eligible United States employees. The ESPP permits participating employees to purchase Common Stock, with after-tax payroll deductions, on a quarterly basis at a 15% discount from the closing price of the Common Stock on NASDAQ. In fiscal 2012, the ESPP was amended to provide that the purchase of Common Stock occurs on the last business day of the calendar quarter. The Company recognizes the discount on the Common Stock issued under the ESPP as stock-based compensation expense in the quarter in which the employees participated in the plan.

The following table sets forth the ESPP share activity for the fiscal years ended May 31:

	2013	2012
Shares issued	68,228	54,967

Weighted average purchase price per share	$24.78	$23.45

At May 31, 2013, there were 219,745 shares of Common Stock remaining authorized for issuance under the ESPP.

11. TREASURY STOCK

The Company has authorizations from the Board of Directors to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions, as summarized in the table below:

Authorization	Amount

December 2007	$20.0
May 2008	20.0
November 2008	10.0
February 2009	5.0
December 2009	20.0
September 2010	44.0	(a)

Subtotal	$119.0

Less repurchases made from December 2007 through May 2013	(99.4)

Remaining Board authorization at May 31, 2013	$19.6

(a)	Represents the remainder of a $200.0 authorization after giving effect to the purchase of 5,199,699 shares at $30.00 per share pursuant to a large share repurchase in the form of a modified Dutch auction tender offer that was completed by the Company on November 3, 2010 for a total cost of $156.0, excluding related fees and expenses.

During the twelve months ended May 31, 2013, the Company repurchased approximately 0.4 million shares on the open market for approximately $11.8 at an average cost of $27.34 per share.

The Company’s repurchase program may be suspended at any time without prior notice.

12. EMPLOYEE BENEFIT PLANS

Pension Plans

The Company has a cash balance retirement plan (the “Pension Plan”), which covers the majority of United States employees who meet certain eligibility requirements. The Company funds all of the contributions for the Pension Plan. Benefits generally are based on the Company’s contributions and interest credits allocated to participants’ accounts based on years of benefit service and annual pensionable earnings. The Pension Plan is a defined benefit plan. It is the Company’s policy to fund the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. Effective June 1, 2009, no further benefits will accrue to employees under the Pension Plan.

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

Post-Retirement Benefits

The Company provides post-retirement benefits to eligible retired United States-based employees (the “Post-Retirement Benefits”) consisting of certain healthcare and life insurance benefits. Employees may become eligible for these benefits after completing certain minimum age and service requirements. At May 31, 2013, the unrecognized prior service credit remaining was $0.5. Effective June 1, 2009, the Company modified the terms of the Post-Retirement Benefits, effectively excluding a large percentage of employees from the plan.

The Medicare Prescription Drug, Improvement and Modernization Act (the “Medicare Act”) introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy of 28% to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D. The Company has determined that the Post-Retirement Benefits provided to the retiree population are in aggregate the actuarial equivalent of the benefits under Medicare Part D. As a result, in fiscal 2013, 2012 and 2011, the Company recognized a cumulative reduction of its accumulated post-retirement benefit obligation of $3.1, $2.9 and $3.0, respectively, due to the Federal subsidy under the Medicare Act.

The following table sets forth the weighted average actuarial assumptions utilized to determine the benefit obligations for the Pension Plan and the UK Pension Plan (collectively the “Pension Plans”), including the Post-Retirement Benefits, at May 31:

	Pension Plans			Post-Retirement Benefits
	2013	2012	2011	2013	2012	2011

Weighted average assumptions used to determine benefit obligations:
Discount rate	4.0%	4.0%	5.1%	3.9%	3.9%	5.0%
Rate of compensation increase	4.4%	3.3%	4.3%	—	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.0%	5.1%	5.4%	3.9%	5.0%	5.4%
Expected long-term return on plan assets	7.3%	7.7%	7.5%	—	—	—
Rate of compensation increase	3.3%	4.3%	4.3%	—	—	—

To develop the expected long-term rate of return on assets assumption for the Pension Plans, the Company considers historical returns and future expectations. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an assumed weighted average long-term rate of return of 7.3%.

The following table sets forth the change in benefit obligation for the Pension Plans and Post-Retirement Benefits at May 31:

	Pension Plans		Post-Retirement Benefits
	2013	2012	2013	2012

Change in benefit obligation:
Benefit obligation at beginning of year	$182.2	$173.9	$39.6	$38.3
Service cost	—	—	0.0	0.0
Interest cost	6.9	8.4	1.4	1.7
Plan participants’ contributions	—	—	0.4	0.4
Actuarial losses (gains)	7.4	11.1	(2.8)	1.7
Foreign currency translation	(0.8)	(1.9)	—	—
Benefits paid, including expenses	(10.1)	(9.3)	(2.4)	(2.5)

Benefit obligation at end of year	$185.6	$182.2	$36.2	$39.6

The following table sets forth the change in plan assets for the Pension Plans and Post-Retirement Benefits at May 31:

	Pension Plans		Post-Retirement Benefits
	2013	2012	2013	2012

Change in plan assets:
Fair value of plan assets at beginning of year	$145.8	$146.7	$—	$—
Actual return on plan assets	29.9	(0.2)	—	—
Employer contributions	8.8	9.9	2.0	2.2
Benefits paid, including expenses	(10.1)	(9.3)	(2.4)	(2.6)
Plan participants’ contributions	—	—	0.4	0.4
Foreign currency translation	(0.6)	(1.3)	—	—

Fair value of plan assets at end of year	$173.8	$145.8	$—	$—

The following table sets forth the net underfunded status of the Pension Plans and Post-Retirement Benefits and the related amounts recognized on the Company’s Consolidated Balance Sheets at May 31:

	Pension Plans		Post-Retirement Benefits
	2013	2012	2013	2012

Current liabilities	$—	$—	$2.7	$3.4
Non-current liabilities	11.8	36.4	33.5	36.2

Net underfunded balance	$11.8	$36.4	$36.2	$39.6

The following amounts were recognized in Accumulated other comprehensive loss for the Pension Plans and Post-Retirement Benefits in the Company’s Consolidated Balance Sheets at May 31:

	2013			2012
	Pension Plans	Post - Retirement Benefits	Total	Pension Plans	Post - Retirement Benefits	Total

Net actuarial gain (loss)	$(62.1)	$(13.4)	$(75.5)	$(76.4)	$(19.2)	$(95.6)
Net prior service credit	—	0.5	0.5	—	0.8	0.8

Net amount recognized in Accumulated other comprehensive income (loss)	$(62.1)	$(12.9)	$(75.0)	$(76.4)	$(18.4)	$(94.8)

The estimated net loss for the Pension Plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the Company’s fiscal year ending May 31, 2014 is $1.8. The estimated net loss and prior service credit for the Post-Retirement Benefits that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the fiscal year ending May 31, 2014 are $2.5 and $0.2, respectively. Income tax expense of $8.4 and income tax benefit of $6.5 were recognized in Accumulated other comprehensive loss at May 31, 2013 and 2012, respectively.

The following table sets forth information with respect to the Pension Plans with accumulated benefit obligations in excess of plan assets for the fiscal years ended May 31:

	2013	2012

Projected benefit obligations	$185.6	$182.2
Accumulated benefit obligations	184.6	181.1
Fair value of plan assets	173.8	145.8

The following table sets forth the net periodic (benefit) cost for the Pension Plans and Post-Retirement Benefits for the fiscal years ended May 31:

	Pension Plans			Post - Retirement Benefits
	2013	2012	2011	2013	2012	2011

Components of net periodic (benefit) cost:
Service cost	$—	$—	$0.3	$0.0	$0.0	$—
Interest cost	6.9	8.4	8.9	1.4	1.7	1.9
Expected return on assets	(10.5)	(10.8)	(9.4)	—	—	—
Net amortization and deferrals	—	—	—	(0.4)	(0.6)	(0.7)
Settlement	—	—	4.2	—	—	—
Recognized net actuarial loss	2.2	1.4	1.8	3.0	3.8	2.6

Net periodic (benefit) cost	$(1.4)	$(1.0)	$5.8	$4.0	$4.9	$3.8

Plan Assets

The Company’s investment policy with regard to the assets in the Pension Plans is to actively manage, within acceptable risk parameters, certain asset classes where the potential exists to outperform the broader market.

The following table sets forth the total weighted average asset allocations for the Pension Plans by asset category at May 31:

	2013	2012

Equity securities	69.5%	63.5%
Debt securities	24.0%	26.5%
Real estate	1.0%	1.0%
Other	5.5%	9.0%

	100.0%	100.0%

The following table sets forth the targeted weighted average asset allocations for the Pension Plans included in the Company’s investment policy:

	US Pension Plan	UK Pension Plan

Equity	70%	40%
Debt and cash equivalents	30%	30%
Real estate and other	0%	30%

	100%	100%

The fair values of the Company’s Pension Plans’ assets are measured using Level 1, Level 2 and Level 3 fair value measurements. The fair values of the Level 1 Pension Plans’ assets are determined based on quoted market prices in active markets for identical assets. The fair values of the Level 2 and Level 3 Pension Plans’ assets are based on the net asset values of the funds, which are based on quoted market prices of the underlying investments. For a more complete description of fair value measurements see Note 18, “Fair Value Measurements.”

The following table sets forth the measurement of the Company’s Pension Plans’ assets at fair value by asset category at the respective dates:

	Assets at Fair Value as of May 31, 2013
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$3.5	$—	$—	$3.5
Equity securities:
U.S. (1)	94.0	—	—	94.0
International (2)	16.3	10.4	—	26.7
Fixed Income (3)	34.4	7.4	—	41.8
Annuities	—	—	6.1	6.1
Real estate (4)	—	1.7	—	1.7

Total	$148.2	$19.5	$6.1	$173.8

	Assets at Fair Value as of May 31, 2012
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$7.4	$—	$—	$7.4
Equity securities:
U.S. (1)	73.0	—	—	73.0
International (2)	11.2	8.3	—	19.5
Fixed Income (3)	32.2	6.4	—	38.6
Annuities	—	—	5.8	5.8
Real estate (4)	—	1.5	—	1.5

Total	$123.8	$16.2	$5.8	$145.8

(1)	Funds which invest in a diversified portfolio of publicly traded U.S. common stocks of large-cap, medium-cap and small-cap companies. There are no restrictions on these investments.

(2)	Funds which invest in a diversified portfolio of publicly traded common stock of non-U.S. companies, primarily in Europe and Asia. There are no restrictions on these investments.

(3)	Funds which invest in a diversified portfolio of publicly traded government bonds, corporate bonds and mortgage-backed securities. There are no restrictions on these investments.

(4)	Represents assets of a non-U.S. entity plan invested in a fund whose underlying investments are comprised of properties. The fund has publicly available quoted market prices and there are no restrictions on these investments.

The Company has purchased annuities to service fixed payments to certain retired plan participants in the UK.  These annuities are purchased from investment grade counterparties.  These annuities are not traded on open markets, and are therefore valued based upon the actuarial determined valuation, and related assumptions, of the underlying projected benefit obligation, a Level 3 valuation technique.  The fair value of these assets was $6.1 and $5.8 at May 31, 2013 and May 31, 2012, respectively. The following table summarizes the changes in fair value of these Level 3 assets for the fiscal years ended May 31, 2013 and 2012:

Balance at May 31, 2011	$5.7
Actual Return on Plan Assets:
Relating to assets still held at May 31, 2012	0.7
Relating to assets sold during the year	—
Purchases, sales and settlements, net	(0.3)
Transfers in and/or out of Level 3	—
Foreign currency translation	(0.3)

Balance at May 31, 2012	$5.8

Actual Return on Plan Assets:
Relating to assets still held at May 31, 2013	0.7
Relating to assets sold during the year	—
Purchases, sales and settlements, net	(0.3)
Transfers in and/or out of Level 3	—
Foreign currency translation	(0.1)

Balance at May 31, 2013	$6.1

Contributions

In fiscal 2014, the Company expects to contribute $8.3 to the Pension Plans.

Estimated future benefit payments

The following table sets forth the expected future benefit payments under the Pension Plans and the Post-Retirement Benefits by fiscal year:

		Post - Retirement
	Pension Benefits	Benefit Payments	Medicare Subsidy Receipts

2014	$19.1	$2.9	$0.3
2015	11.5	2.9	0.3
2016	11.6	2.9	0.3
2017	10.9	2.9	0.3
2018	10.7	2.8	0.3
2019-2023	51.1	13.2	1.6

Assumed health care cost trend rates at May 31:

	2013	2012

Health care cost trend rate assumed for the next fiscal year	7.5%	7.5%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2021	2020

Assumed health care cost trend rates could have a significant effect on the amounts reported for the post-retirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	2013	2012

Total service and interest cost - 1% increase	$0.2	$0.2
Total service and interest cost - 1% decrease	(0.1)	(0.2)
Post-retirement benefit obligation - 1% increase	4.0	4.3
Post-retirement benefit obligation - 1% decrease	(3.4)	(3.7)

Defined contribution plans

The Company also provides defined contribution plans for certain eligible employees. In the United States, the Company sponsors a 401(k) retirement plan and has contributed $8.0, $7.4 and $6.9 for fiscal 2013, 2012 and 2011, respectively.

13. ACCRUED SEVERANCE

The table below provides information regarding Accrued severance, which is included in “Other accrued expenses” on the Company’s Consolidated Balance Sheets.

	2013	2012

Beginning balance	$2.7	$1.9
Accruals	13.4	14.9
Payments	(12.8)	(14.1)

Ending balance	$3.3	$2.7

The Company implemented cost saving initiatives in fiscal year 2013, recognizing expense of $9.6. The Company implemented certain cost reduction initiatives in fiscal 2012, and incurred severance expense of $9.3 related to these initiatives.

14. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the Basic and Diluted earnings (loss) per share computation for the fiscal years ended May 31:

	2013	2012	2011

Earnings (loss) from continuing operations attributable to Class A and Common Shares	$35.7	$107.6	$45.0
Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	(4.7)	(5.7)	(5.9)

Net income (loss) attributable to Class A and Common Shares	31.0	101.9	39.1

Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	31.8	31.2	33.1

Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.6	0.5	0.5

Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	32.4	31.7	33.6

Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$1.12	$3.45	$1.36
Earnings (loss) from discontinued operations, net of tax	$(0.15)	$(0.18)	$(0.18)
Net income (loss)	$0.97	$3.27	$1.18

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$1.10	$3.39	$1.34
Earnings (loss) from discontinued operations, net of tax	$(0.15)	$(0.18)	$(0.18)
Net income (loss)	$0.95	$3.21	$1.16

Earnings from continuing operations exclude earnings of $0.1, $0.5 and $0.3 for the years ended May 31, 2013, 2012 and 2011, respectively, for earnings attributable to participating restricted stock units.

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

Equity awards that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled: 2,083,054 at May 31, 2013; 3,962,650 at May 31, 2012; and 4,341,331 at May 31, 2011. Options outstanding pursuant to compensation plans were 4.2 million and 4.9 million as of May 31, 2013 and 2012, respectively.

As of May 31, 2013, $19.6 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors.

See Note 11, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

15. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following at May 31:

	2013	2012

Accrued payroll, payroll taxes and benefits	$45.8	$48.1
Accrued bonus and commissions	22.0	57.3
Accrued other taxes	29.3	42.8
Accrued advertising and promotions	38.2	36.1
Accrued income taxes	5.5	10.2
Accrued insurance	8.7	8.4
Other accrued expenses	30.0	30.6

Total accrued expenses	$179.5	$233.5

16. OTHER FINANCIAL DATA

Other financial data consisted of the following for the fiscal years ended May 31:

	2013	2012	2011

Advertising expense	$146.4	$145.0	$151.9
Prepublication and production costs	149.0	127.3	125.1
Amortization of prepublication and production costs	48.9	55.1	51.1
Foreign currency transaction gain (loss)	(0.5)	0.7	(1.3)
Purchases related to contractual commitments
for minimum print quantities during fiscal years	54.8	61.1	44.9

	2013	2012

Unredeemed credits issued in conjunction with the Company’s school-based book club and book fair operations (included in other accrued expenses)	$9.5	$9.2

	2013	2012

Components of Accumulated other comprehensive income (loss):
Foreign Currency Translation	(13.5)	(10.9)
Pension Obligations (net of tax of $23.1 and $31.5)	(51.9)	(63.3)

Accumulated other comprehensive income (loss)	$(65.4)	$(74.2)

17. DERIVATIVES AND HEDGING

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings, and it recognizes the unrealized gain or loss in other current assets or liabilities. Unrealized gains of $0.5 were recognized at May 31, 2013 and at May 31, 2012, respectively.

18. FAIR VALUE MEASUREMENTS

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

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets and liabilities. The following tables present non-financial assets that were measured and recorded at fair value on a non-recurring basis and the total impairment losses and additions recognized on those assets:

	Net carrying value	Fair value measured and recorded using			Impairment losses for fiscal year ended	Additions due
	as of May 31, 2013	Level 1	Level 2	Level 3	May 31, 2013	to acquisitions

Other Intangible assets	$0.3	$—	$—	$0.3	$—	$0.3

Property, plant and equipment, net	—	—	—	—	5.2	—

Prepublication assets	—	—	—	—	2.0	—

	Net carrying value	Fair value measured and recorded using			Impairment losses for fiscal year ended	Additions due
	as of May 31, 2012	Level 1	Level 2	Level 3	May 31, 2012	to acquisitions

Goodwill	$2.7	$—	$—	$2.7	$—	$2.7

Other intangible assets impairment	4.9	—	—	4.9	6.8	—

Other intangibles	5.4	—	—	5.4	—	5.4

Production assets	0.6	—	—	0.6	4.0	—

Prepublication assets	—	—	—	—	0.8	—

Investments	—	—	—	—	1.3	—

	Net carrying value	Fair value measured and recorded using			Impairment losses for fiscal year ended	Additions due
	as of May 31, 2011	Level 1	Level 2	Level 3	May 31, 2011	to acquisitions

Goodwill impairment	$—	$—	$—	$—	$3.4	$—

Goodwill	1.0	—	—	1.0	—	1.0

Other Intangible assets	5.6	—	—	5.6	—	5.6

Property, plant and equipment, net	—	—	—	—	1.4	—

Prepublication assets	—	—	—	—	2.7	—

Investments	5.7	—	—	5.7	3.6	—

19. SUBSEQUENT EVENTS

On July 17, 2013, the Board of Directors declared a regular cash dividend of $0.125 per Class A and Common share in respect of the first quarter of fiscal 2014. The dividend is payable on September 16, 2013 to shareholders of record on August 30, 2013.

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF SCHOLASTIC CORPORATION

We have audited the accompanying consolidated balance sheets of Scholastic Corporation as of May 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2013. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scholastic Corporation at May 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Scholastic Corporation’s internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 29, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
July 29, 2013

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF SCHOLASTIC CORPORATION

We have audited Scholastic Corporation’s internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Scholastic Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Scholastic Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Scholastic Corporation as of May 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2013, and our report dated July 29, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
July 29, 2013

Supplementary Financial Information

Summary of Quarterly Results of Operations

(Unaudited, amounts in millions except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Ended May 31,

2013

Revenues	$293.4	$613.5	$378.6	$506.9	$1,792.4

Cost of Goods Sold	150.8	262.0	190.0	226.8	829.6
Earnings (loss) from continuing operations	(31.7)	62.6	(19.9)	24.8	35.8
Earnings (loss) from discontinued operations, net of tax	(0.4)	(0.8)	(0.2)	(3.3)	(4.7)
Net income (loss)	(32.1)	61.8	(20.1)	21.5	31.1
Earnings (loss) per share of Class A and Common Stock:
Basic:
Earnings (loss) from continuing operations	(1.01)	1.95	(0.62)	0.78	1.12
Earnings (loss) from discontinued operations, net of tax	(0.01)	(0.02)	(0.01)	(0.11)	(0.15)
Net income (loss)	(1.02)	1.93	(0.63)	0.67	0.97
Diluted:
Earnings (loss) from continuing operations	(1.01)	1.91	(0.62)	0.76	1.10
Earnings (loss) from discontinued operations, net of tax	(0.01)	(0.02)	(0.01)	(0.10)	(0.15)
Net income (loss)	(1.02)	1.89	(0.63)	0.66	0.95

2012

Revenues	$317.8	$680.8	$463.9	$676.6	$2,139.1

Cost of Goods Sold	160.3	283.5	218.2	322.6	984.6
Earnings (loss) from continuing operations	(25.0)	83.1	(10.3)	60.3	108.1
Earnings (loss) from discontinued operations, net of tax	(2.1)	(0.3)	0.0	(3.3)	(5.7)
Net income (loss)	(27.1)	82.8	(10.3)	57.0	102.4
Earnings (loss) per share of Class A and Common Stock:
Basic:
Earnings (loss) from continuing operations	(0.80)	2.65	(0.33)	1.91	3.45
Earnings (loss) from discontinued operations, net of tax	(0.07)	(0.01)	(0.00)	(0.11)	(0.18)
Net income (loss)	(0.87)	2.64	(0.33)	1.80	3.27
Diluted:
Earnings (loss) from continuing operations	(0.80)	2.61	(0.33)	1.86	3.39
Earnings (loss) from discontinued operations, net of tax	(0.07)	(0.01)	(0.00)	(0.10)	(0.18)
Net income (loss)	(0.87)	2.60	(0.33)	1.76	3.21

Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A | Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of May 31, 2013, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management (with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer), after conducting an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992), concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2013.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting as of May 31, 2013, which is included herein. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2013 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B | Other Information

None.

Part III

Item 10 | Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 18, 2013 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Certain information regarding the Corporation’s Executive Officers is set forth in Part I - Item 1 - Business.

Item 11 | Executive Compensation

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 18, 2013 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 18, 2013 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13 | Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 18, 2013 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14 | Principal Accounting Fees and Services

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 18, 2013 to be filed pursuant to Regulation 14A under the Exchange Act.

Part IV

Item 15 | Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:

The following Consolidated Financial Statements are included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”:

Consolidated Statements of Operations for the years ended May 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss) for the years ended May 31, 2013, 2012 and 2011

Consolidated Balance Sheets at May 31, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended May 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended May 31, 2013, 2012 and 2011

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

(a)(3) and (b)

Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Corporation, as amended to date (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 5, 2006, SEC File No. 000-19860) (the “August 31, 2006 10-Q”).

3.2	Bylaws of the Corporation, amended and restated as of December 12, 2007 (incorporated by reference to the Corporation’s Current Report on Form 8-K as filed with the SEC on December 14, 2007, SEC File No. 000-19860).

4.1	Credit Agreement, dated as of June 1, 2007, among the Corporation and Scholastic Inc., as borrowers, the Initial Lenders named therein, JP Morgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Bank of America Securities LLC., as joint lead arrangers and joint bookrunners, Bank of America, N. A. and Wachovia Bank, N. A., as syndication agents, and SunTrust Bank and The Royal Bank of Scotland, plc, as Documentation Agents (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on July 30, 2007, SEC File No. 000-19860) (the “2007 10-K”).

4.2	Amendment No. 1, dated as of August 16, 2010, to the Credit Agreement, dated as of June 1, 2007 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 1, 2010, SEC file No. 000-19860) (the “August 30, 2010 10-Q”).

4.3	Amendment No. 2, dated as of October 25, 2011, to the Credit Agreement, dated as of June 1, 2007 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on December 22, 2011, SEC file No. 000-19860) (the “November 30, 2011 10-Q”).

4.4	Amendment No. 3, dated as of December 5, 2012, to the Credit Agreement, dated as of June 1, 2007 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on March 29, 2013, SEC File No. 000-19860) (the “February 28, 2013 10-Q”).

10.1**	Scholastic Corporation 1995 Stock Option Plan, effective as of September 21, 1995 (incorporated by reference to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-98186), as filed with the SEC on October 16, 1995, SEC File No. 000-19860), together with Amendment No. 1, effective September 16, 1998 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 15, 1998, SEC File No. 000-19860), Amendment No. 2, effective as of July 18, 2001 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 24, 2001, SEC File No. 000-19860), Amendment No. 3, effective as of May 25, 2006 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 9, 2006, SEC File No. 000-19860) (the “2006 10-K”), Amendment No. 4, dated as of March 21, 2007 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on March 30, 2007, SEC File No. 000-19860) (the “February 28, 2007 10-Q”) and Amendment No. 5, dated as of May 20, 2008 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on July 30, 2008, SEC file No. 000-19860).

10.2**	Scholastic Corporation Management Stock Purchase Plan, amended and restated effective as of September 23, 2008 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on July 30, 2009, SEC File No. 000-19860) (the “2009 10-K”), together with Amendment No. 1 to the Scholastic Corporation Management Stock Purchase Plan, effective as of September 21, 2011 (incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement as filed with the SEC on August 9, 2011, SEC File No. 000-19860).

10.3**	Scholastic Corporation 1997 Outside Directors’ Stock Option Plan, amended and restated as of May 25, 1999 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 23, 1999, SEC File No. 000-19860) (the “1999 10-K”), together with Amendment No. 1, dated September 20, 2001 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 14, 2002, SEC File No. 000-19860), Amendment No. 2, effective as of September 23, 2003 (incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement as filed with the SEC on August 19, 2003, SEC File No. 000-19860), and Amendment No. 3, effective as of May 25, 2006 (incorporated by reference to the 2006 10-K) and Amendment No. 4, effective as of May 21, 2013, filed herewith.

10.4**	Scholastic Corporation Director’s Deferred Compensation Plan, amended and restated effective as of September 23, 2008 (incorporated by reference to the 2009 10-K).

10.5**	Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (the “2007 Directors’ Plan”) effective as of September 23, 2008 (incorporated by reference to the 2009 10-K) and the Amended and Restated Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 2, 2013, SEC File No. 000-19860) (“the November 30, 2012 10-Q”), and Amendment No. 4, effective as of May 21, 2013, filed herewith.

10.6**	Form of Stock Option Agreement under the 2007 Directors’ Plan (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 9, 2008, SEC File No. 000-19860) (the “November 30, 2007 10-Q”) and the Form of Stock Option Agreement under the 2007 Directors’ Plan, effective as of September 19, 2012 (incorporated by reference to the November 30, 2012 10-Q).

10.7**	Form of Restricted Stock Unit Agreement under the 2007 Directors’ Plan effective as of September 23, 2008 (incorporated by reference to the 2009 10-K) and the Form of Restricted Stock Unit Agreement, effective as of September 19, 2012 (incorporated by reference to the November 30, 2012 10-Q).

10.8**	Scholastic Corporation Executive Performance Incentive Plan, effective as of May 21, 2008 (incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement as filed with the SEC on August 15, 2008, SEC File No. 000-19860).

10.9**	Scholastic Corporation 2001 Stock Incentive Plan, amended and restated as of July 21, 2009 (the “2001 Plan”) (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 10, 2009, SEC File No. 000-19860) (the “August 31, 2009 10-Q”), and Amendment No. 1 to the Amended and Restated Scholastic Corporation 2001 Stock Incentive Plan, filed herewith.

10.10**	Form of Stock Unit Agreement under the 2001 Plan (incorporated by reference to the August 31, 2009 10-Q).

10.11**	Amended and Restated Guidelines for Stock Units granted under the 2001 Plan, amended and restated as of July 21, 2009 (incorporated by reference to the August 31, 2009 10-Q).

10.12**	Form of Non-Qualified Stock Option Agreement under the 2001 Plan (incorporated by reference to the August 31, 2009 10-Q).

10.13**	Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”) (incorporated by reference to Appendix A to the Corporation’s definitive Proxy Statement as filed with the SEC on August 2, 2004, SEC File No. 000-19860), Amendment No. 1, effective as of May 25, 2006 (incorporated by reference to the 2006 10-K), Amendment No. 2, dated July 18, 2006 (incorporated by reference to Appendix C to the Corporation’s definitive Proxy Statement as filed with the SEC on August 1, 2006, SEC File No. 000-19860), and Amendment No. 3, dated as of March 20, 2007 (incorporated by reference to the February 28, 2007 10-Q).

10.14**	Form of Class A Option Agreement under the Class A Plan (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 8, 2005, SEC File No. 000-19860).

10.15**	Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the November 30, 2011 10-Q) and Amendment No. 1 to the Scholastic Corporation 2011 Stock Incentive Plan, filed herewith.

10.17**	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the November 30, 2011 10-Q).
10.18**	Form of Stock Option Agreement under the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the November 30, 2011 10-Q).

10.19	Amended and Restated Lease, effective as of August 1, 1999, between ISE 555 Broadway, LLC, and Scholastic Inc., tenant, for the building known as 555 Broadway, NY, NY (incorporated by reference to the 1999 10-K).

10.20	Amended and Restated Sublease, effective as of October 9, 1996, between Kalodop Corp. and Scholastic Inc., as subtenant, for the premises known as 557 Broadway, NY, NY (incorporated reference to the 1999 10-K).

21	Subsidiaries of the Corporation, as of July 16, 2013.

23	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer of the Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Document ***

101.DEF	XBRL Taxonomy Extension Definitions Document ***

101.LAB	XBRL Taxonomy Extension Labels Document ***

101.PRE	XBRL Taxonomy Extension Presentation Document ***

*	Such long-term debt does not individually amount to more than 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. Accordingly, pursuant to Item 601(b)(4)(iii) of Regulation S-K, such instrument is not filed herewith. The Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.

**	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 29, 2013	SCHOLASTIC CORPORATION

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

Signature	Title	Date

/s/ Richard Robinson Richard Robinson	Chairman of the Board, President and	July 29, 2013
Chief Executive Officer and Director
(principal executive officer)

/s/ Maureen O’Connell Maureen O’Connell	Executive Vice President, Chief Administrative	July 29, 2013
Officer and Chief Financial Officer
(principal financial officer)

/s/ Robert M. Gibney Robert M. Gibney	Senior Vice President, Chief Accounting	July 29, 2013
Officer
(principal accounting officer)

/s/ James W. Barge James W. Barge	Director	July 29, 2013

/s/ Marianne Caponnetto Marianne Caponnetto	Director	July 29, 2013

/s/ John L. Davies John L. Davies	Director	July 29, 2013

/s/ Andrew S. Hedden Andrew S. Hedden	Director	July 29, 2013

Signature	Title	Date

/s/ Mae C. Jemison	Director	July 29, 2013

Mae C. Jemison

/s/ Peter M. Mayer	Director	July 29, 2013

Peter M. Mayer

/s/ John G. McDonald	Director	July 29, 2013

John G. McDonald

/s/ Augustus K. Oliver	Director	July 29, 2013

Augustus K. Oliver

/s/ Richard M. Spaulding	Director	July 29, 2013

Richard M. Spaulding

/s/ Margaret A. Williams	Director	July 29, 2013

Margaret A. Williams

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K
YEAR ENDED MAY 31, 2013
ITEM 15(c)

S-1

Schedule II

Valuation and Qualifying Accounts and Reserves

					(Amounts in millions)

					Years ended May 31,
	Balance at Beginning of Year	Expensed	Write-Offs and Other		Balance at End of Year

2013

Allowance for doubtful accounts	$25.9	$6.8	$13.4		$19.3
Reserve for returns	57.5	50.2	81.3	(1)	26.4
Reserves for obsolescence	90.8	27.2	27.7		90.3
Reserve for royalty advances	77.8	4.7	1.0		81.5

2012

Allowance for doubtful accounts	$22.3	$12.3	$8.7		$25.9
Reserve for returns	33.0	81.8	57.3	(1)	57.5
Reserves for obsolescence	82.2	48.1	39.5		90.8
Reserve for royalty advances	71.8	6.5	0.5		77.8

2011

Allowance for doubtful accounts	$18.5	$13.6	$9.8		$22.3
Reserve for returns	30.9	69.6	67.5	(1)	33.0
Reserves for obsolescence	78.1	27.3	23.2		82.2
Reserve for royalty advances	68.9	4.5	1.6		71.8

(1)	Represents actual returns charged to the reserve

S-2