Form 10-Q
period 2013-08-31
SCHOLASTIC CORP
filed 2013-09-27
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2013	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of August 31, 2013

Common Stock, $.01 par value	30,233,561
Class A Stock, $.01 par value	1,656,200
1

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(Dollar amounts in millions, except per share data)

	Three months ended

	August 31, 2013	August 31, 2012

Revenues	$276.3	$293.4

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation)	137.9	150.8
Selling, general and administrative expenses (exclusive of depreciation and amortization)	168.4	173.5
Depreciation and amortization	15.9	16.1

Total operating costs and expenses	322.2	340.4

Operating income (loss)	(45.9)	(47.0)

Interest expense, net	(1.9)	(3.7)

Earnings (loss) from continuing operations before income taxes	(47.8)	(50.7)

Provision (benefit) for income taxes	(17.7)	(19.0)

Earnings (loss) from continuing operations	(30.1)	(31.7)

Earnings (loss) from discontinued operations, net of tax	0.2	(0.4)

Net income (loss)	$(29.9)	$(32.1)

Basic and diluted earnings (loss) per Share of Class A and Common Stock

Basic:
Earnings (loss) from continuing operations	$(0.94)	$(1.01)

Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.01)
Net income (loss)	$(0.94)	$(1.02)
Diluted:
Earnings (loss) from continuing operations	$(0.94)	$(1.01)

Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.01)
Net income (loss)	$(0.94)	$(1.02)

Dividends declared per class A and common share	$0.125	$0.125

See accompanying notes

SCHOLASTIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED

(Dollar amounts in millions)

	Three months ended

	August 31, 2013	August 31, 2012

Net income (loss)	$(29.9)	$(32.1)

Other comprehensive income (loss), net:
Foreign currency translation adjustments	(5.6)	5.1

Pension and post-retirement adjustments:
Amortization of prior service cost (credit)	(0.1)	(0.1)
Amortization of unrecognized gain (loss) included in net periodic cost	0.9	1.2

Total other comprehensive income (loss)	$(4.8)	$6.2

Comprehensive income (loss)	$(34.7)	$(25.9)

See accompanying notes

SCHOLASTIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollar amounts in millions, except per share data)

	August 31, 2013	May 31, 2013	August 31, 2012
ASSETS
Current Assets:

Cash and cash equivalents	$15.8	$87.4	$193.1
Accounts receivable, net	211.6	214.9	211.5
Inventories, net	374.6	278.1	396.4
Deferred income taxes	79.2	79.2	71.5
Prepaid expenses and other current assets	107.1	61.2	97.7
Current assets of discontinued operations	0.4	0.4	8.1

Total current assets	788.7	721.2	978.3

Property, plant and equipment, net	302.6	311.6	326.4
Prepublication costs	148.9	147.3	129.1
Royalty advances, net	37.9	37.0	35.4
Production costs	2.3	1.7	2.1
Goodwill	157.9	157.9	157.7
Other intangibles	14.0	14.6	16.4
Noncurrent deferred income taxes	14.7	14.9	42.6
Other assets and deferred charges	39.4	34.8	34.8

Total assets	$1,506.4	$1,441.0	$1,722.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	$29.2	$2.0	$0.6
Capital lease obligations	0.1	0.2	0.8
Accounts payable	207.3	156.2	211.3
Accrued royalties	45.5	34.4	109.1
Deferred revenue	81.9	48.1	72.4
Other accrued expenses	160.0	179.5	188.1
Current liabilities of discontinued operations	1.3	1.3	2.0

Total current liabilities	525.3	421.7	584.3

Noncurrent Liabilities:
Long-term debt	—	—	152.8
Capital lease obligations	57.7	57.5	56.7
Other noncurrent liabilities	95.5	97.4	123.3

Total noncurrent liabilities	153.2	154.9	332.8

Commitments and Contingencies:	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	581.2	582.9	584.7
Accumulated other comprehensive income (loss)	(70.2)	(65.4)	(68.0)
Retained earnings	705.3	738.9	687.8
Treasury stock at cost	(388.8)	(392.4)	(399.2)

Total stockholders’ equity	827.9	864.4	805.7

Total liabilities and stockholders’ equity	$1,506.4	$1,441.0	$1,722.8

See accompanying notes

SCHOLASTIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(Dollar amounts in millions)

	Three months ended
	August 31, 2013	August 31, 2012

Cash flows - operating activities:
Net income (loss)	$(29.9)	$(32.1)
Earnings (loss) from discontinued operations, net of tax	0.2	(0.4)

Earnings (loss) from continuing operations	(30.1)	(31.7)
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	1.4	0.5
Provision for losses on inventory	4.8	5.4
Provision for losses on royalty advances	1.0	1.3
Amortization of prepublication and production costs	13.3	11.8
Depreciation and amortization	16.3	16.1
Stock-based compensation	1.1	2.0
Non cash net (gain) loss on equity investments	(0.7)	(0.5)
Changes in assets and liabilities:
Accounts receivable	(1.1)	106.2
Inventories	(105.0)	(102.9)
Other current assets	(40.7)	(45.0)
Deferred promotion costs	(5.5)	(5.7)
Royalty advances	(1.8)	(1.7)
Accounts payable	52.5	90.1
Other accrued expenses	(18.3)	(46.9)
Accrued royalties	11.3	15.8
Deferred revenue	34.0	25.1
Pension and post-retirement liability	(3.1)	(3.2)
Other noncurrent liability	(0.9)	(0.9)
Other, net	0.5	(1.6)

Total adjustments	(40.9)	65.9

Net cash provided by (used in) operating activities of continuing operations	(71.0)	34.2
Net cash provided by (used in) operating activities of discontinued operations	0.2	(0.0)

Net cash provided by (used in) operating activities	(70.8)	34.2

Cash flows - investing activities:
Prepublication and production expenditures	(15.7)	(15.7)
Additions to property, plant and equipment	(7.3)	(13.6)
Other	(1.0)	(0.1)

Net cash provided by (used in) investing activities of continuing operations	(24.0)	(29.4)
Net cash used in investing activities of discontinued operations	—	(0.9)

Net cash provided by (used in) investing activities	(24.0)	(30.3)

See accompanying notes

SCHOLASTIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(Dollar amounts in millions)

	Three months ended
	August 31, 2013	August 31, 2012

Cash flows - financing activities:
Borrowings under credit agreement and revolving loan	15.0	—
Borrowings under lines of credit	35.0	5.0
Repayment of lines of credit	(22.9)	(10.8)
Repayment of capital lease obligations	(0.1)	(0.3)
Reacquisition of common stock	(0.4)	—
Proceeds pursuant to stock-based compensation plans	1.3	2.8
Payment of dividends	(4.0)	(4.0)
Other	0.1	0.6

Net cash provided by (used in) financing activities of continuing operations	24.0	(6.7)

Effect of exchange rate changes on cash and cash equivalents	(0.8)	1.0

Net increase (decrease) in cash and cash equivalents	(71.6)	(1.8)

Cash and cash equivalents at beginning of period	87.4	194.9

Cash and cash equivalents at end of period	$15.8	$193.1

See accompanying notes

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

1. Basis of Presentation

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned and majority-owned subsidiaries (collectively, “Scholastic” or the “Company”). Intercompany transactions are eliminated in consolidation. These financial statements have not been audited but reflect those adjustments consisting of normal recurring items that management considers necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (the “Annual Report”).

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2013 relate to the twelve-month period ended May 31, 2013.

Reclassifications

Certain reclassifications have been made to conform to the current year presentation.

Discontinued Operations

The Company closed or sold several operations during fiscal 2012 and fiscal 2013. All of these businesses are classified as discontinued operations in the Company’s financial statements. See Note 2, “Discontinued Operations,” for additional information.

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based channels and most of its magazines operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically these school-based channel revenues are greatest in the second and fourth quarters of the fiscal year, while revenues from the sale of instructional materials and educational technology products and services are highest in the first and fourth quarters. The Company generally experiences a loss from operations in the first and third quarters of each fiscal year.

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

Restricted Cash

The condensed consolidated balance sheets include restricted cash of $0.2, $1.0 and $0.8 at August 31, 2013, May 31, 2013 and August 31, 2012, respectively, which is reported in “Other current assets.”

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued an update to the authoritative guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists to address diversity in practice in the presentation of unrecognized tax benefits.

An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows:

To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. No new disclosures are required as a result of this update. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013 for all unrecognized tax benefits that exist at the effective date. This new guidance is not yet effective for the fiscal period covered by this quarterly report. The Company is evaluating the impact that this update will have on its consolidated financial position, results of operations and cash flows.

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

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three months ended
	August 31, 2013	August 31, 2012
Revenues	$0.0	$0.2
Earnings (loss) before income taxes	0.3	(0.7)
Income tax benefit (provision)	(0.1)	0.3
Earnings (loss) from discontinued operations, net of tax	$0.2	$(0.4)

The following table sets forth the assets and liabilities of the discontinued operations included in the condensed consolidated balance sheets of the Company as of the dates indicated:

	August 31, 2013	May 31, 2013	August 31, 2012
Accounts receivable, net	$0.0	$0.0	$0.1
Other assets	0.4	0.4	8.0

Current assets of discontinued operations	$0.4	$0.4	$8.1

Accrued expenses and other current liabilities	1.3	1.3	2.0

Current liabilities of discontinued operations	$1.3	$1.3	$2.0
10

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

•	Children’s Book Publishing and Distribution operates as an integrated business which includes the publication and distribution of children’s books, media and interactive products in the United States through book fairs and book clubs in its school channels and through the trade channel. This segment is comprised of three operating segments.

•	Educational Technology and Services includes the production and distribution to schools of curriculum-based learning technology and materials for grades pre-kindergarten to 12 in the United States, together with related implementation and assessment services and school consulting services. This segment is comprised of one operating segment.

•	Classroom and Supplemental Materials Publishing includes the publication and distribution to schools and libraries of children’s books, classroom magazines, supplemental classroom materials and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States. This segment is comprised of two operating segments.

•	Media, Licensing and Advertising includes the production and/or distribution of digital media, consumer promotions and merchandising and advertising revenue, including sponsorship programs. This segment is comprised of two operating segments.

•	International includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses. This segment is comprised of three operating segments.
11

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution (1)	Educational Technology and Services (1)	Classroom and Supplemental Materials Publishing (1)	Media, Licensing and Advertising (1)	Overhead (1) (2)	Total Domestic	International (1)	Total
Three months ended
August 31, 2013
Revenues	$54.6	$94.8	$37.8	$10.4	$—	$197.6	$78.7	$276.3
Bad debt expense	0.4	0.4	—	—	—	0.8	0.6	1.4
Depreciation and amortization(3)	4.0	0.3	0.3	0.1	10.0	14.7	1.2	15.9
Amortization(4)	4.0	6.0	2.3	0.5	—	12.8	0.5	13.3
Segment operating income (loss)	(61.5)	36.2	(1.6)	(1.9)	(16.4)	(45.2)	(0.7)	(45.9)
Segment assets at 8/31/13	464.2	207.8	153.6	25.1	407.7	1,258.4	247.6	1,506.0
Goodwill at 8/31/13	54.3	22.7	65.4	5.4	—	147.8	10.1	157.9
Expenditures for long-lived assets including royalty advances	11.4	8.5	2.0	1.1	5.2	28.2	2.5	30.7
Long-lived assets at 8/31/13	163.6	118.6	90.5	12.2	236.2	621.1	64.4	685.5

Three months ended
August 31, 2012

Revenues	$70.9	$80.0	$37.9	$14.4	$—	$203.2	$90.2	$293.4
Bad debt expense	(0.2)	0.3	(0.2)	0.0	—	(0.1)	0.6	0.5
Depreciation and amortization(3)	3.8	0.3	0.4	0.1	10.3	14.9	1.2	16.1
Amortization(4)	3.5	5.5	1.7	0.5	—	11.2	0.6	11.8
Segment operating income (loss)	(54.9)	24.8	(2.6)	0.2	(17.3)	(49.8)	2.8	(47.0)
Segment assets at 8/31/12	526.9	219.6	171.4	40.4	440.9	1,399.2	315.5	1,714.7
Goodwill at 8/31/12	54.3	22.7	65.4	5.4	—	147.8	9.9	157.7
Expenditures for long-lived assets including royalty advances	15.1	8.2	1.8	1.1	7.5	33.7	2.4	36.1
Long-lived assets at 8/31/12	170.1	103.3	90.0	12.1	244.0	619.5	68.8	688.3
12

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

(1)	As discussed under “Discontinued Operations” in Note 1, “Basis of Presentation,” the Company closed or sold several operations during fiscal 2012 and fiscal 2013. All of these businesses are classified as discontinued operations in the Company’s financial statements and, as such, are not reflected in this table.

(2)	Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company’s headquarters in the metropolitan New York area, its fulfillment and distribution facilities located in Missouri and its facility located in Connecticut. Overhead also includes amounts previously allocated to the Children’s Book Publishing and Distribution segment for the computer club business that was discontinued in the fourth quarter of fiscal 2013.

(3)	Includes depreciation of property, plant and equipment and amortization of intangible assets.

(4)	Includes amortization of prepublication and production costs.

4. Debt

The following table summarizes debt as of the dates indicated:

	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	August 31, 2013		May 31, 2013		August 31, 2012

Unsecured lines of credit (weighted average interest rates of 3.6%, 9.0% and 4.9%, respectively)	$14.2	$14.2	$2.0	$2.0	$0.6	$0.6
Loan Agreement:
Revolving Loan (interest rates of 1.4%, n/a and n/a, respectively)	15.0	15.0	—	—	—	—
Term Loan	—	—	—	—	—	—
5% Notes due 2013, net of discount	—	—	—	—	152.8	153.6

Total debt	$29.2	$29.2	$2.0	$2.0	$153.4	$154.2

Less lines of credit, short-term debt and current portion of long-term debt	(29.2)	(29.2)	(2.0)	(2.0)	(0.6)	(0.6)

Total long-term debt	$—	$—	$—	$—	$152.8	$153.6
13

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

The carrying value of the Company’s short-term debt approximates its fair value.

The following table sets forth the maturities of the Company’s debt obligations as of August 31, 2013, for the twelve-month period ending August 31,

2014	$29.2
2015	—
Total debt	$29.2

Loan Agreement

Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) are parties to a $425.0 credit facility with certain banks (as amended, the “Loan Agreement”), which allows the Company to borrow, repay or prepay and reborrow at any time prior to the December 5, 2017 maturity date. Under the Loan Agreement, interest on amounts borrowed thereunder is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). The interest pricing under the Loan Agreement is dependent upon the Borrower’s election of a rate that is either:

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

As of August 31, 2013, the indicated spread on Base Rate Advances was 0.18% and the indicated spread on Eurodollar Rate Advances was 1.18%, both based on the Company’s prevailing consolidated debt to total capital ratio. The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At August 31, 2013, the facility fee rate was 0.20%.

There were outstanding borrowings totaling $15.0 under the Loan Agreement as of August 31, 2013.

The Company had open standby letters of credit totaling $6.6, including $1.4 under the Loan Agreement as of August 31, 2013.

The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at August 31, 2013, the Company was in compliance with these covenants.

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

Lines of Credit

As of August 31, 2013, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $13.9. As of August 31, 2013, borrowings under these credit lines totaled $5.9. There were no outstanding borrowings under these credit lines at May 31, 2013 and August 31, 2012. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of August 31, 2013, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $30.0, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. Outstanding borrowings under these lines of credit totaled $8.3, $2.0 and $0.6 at August 31, 2013, May 31, 2013 and August 31, 2012, respectively.

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

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

6. Earnings (Loss) Per Share

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the three-month periods ended August 31, 2013 and 2012, respectively:

	Three months ended
	August 31, 2013	August 31, 2012

Earnings (loss) from continuing operations attributable to Class A and Common Shares	$(30.1)	$(31.7)
Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	0.2	(0.4)
Net income (loss) attributable to Class A and Common Shares	$(29.9)	$(32.1)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	31.8	31.5
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	*	*
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	*	*

Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.94)	$(1.01)
Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.01)
Net income (loss)	$(0.94)	$(1.02)
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.94)	$(1.01)
Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.01)
Net income (loss)	$(0.94)	$(1.02)

* In each of the three month periods ended August 31, 2013 and 2012, the Company experienced a loss from continuing operations and therefore did not report any dilutive share impact.

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

The following table sets forth Options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	August 31, 2013	August 31, 2012
Options outstanding pursuant to stock-based compensation plans (in millions)	4.0	5.1

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

As of August 31, 2013, $19.0 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors. See Note 12, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

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

The Company did not have any impairment indicators in the fiscal quarter ended August 31, 2013, but continues to closely monitor its book clubs reporting unit, as this reporting unit’s fair value is largely dependent upon the success of the Storia ereading app, which was launched in fiscal 2012. Should Storia not achieve its projected revenue, and the Company is unable to adjust its strategy to effectively compensate, there is a potential for an impairment of goodwill in this reporting unit in future periods.

The following table summarizes the activity in Goodwill for the periods indicated:

	Three months ended August 31, 2013	Twelve months ended May 31, 2013	Three months ended August 31, 2012

Gross beginning balance	$178.7	$178.5	$178.5
Accumulated impairment	(20.8)	(20.8)	(20.8)

Beginning balance	$157.9	$157.7	$157.7
Foreign currency translation	0.0	0.0	0.0
Other	—	0.2	—
Gross ending balance	$178.7	$178.7	$178.5
Accumulated impairment	(20.8)	(20.8)	(20.8)
Ending balance	$157.9	$157.9	$157.7
17

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

The following table summarizes the activity in Total other intangibles subject to amortization for the periods indicated:

	Three months ended August 31, 2013	Twelve months ended May 31, 2013	Three months ended August 31, 2012

Beginning balance - customer lists	$3.4	$4.3	$4.3
Additions	—	0.1	0.1
Amortization expense	(0.2)	(1.0)	(0.2)
Foreign currency translation	0.0	0.0	0.0

Customer lists, net of accumulated amortization of $2.5, $2.3 and $1.5, respectively	$3.2	$3.4	$4.2

Beginning balance - other intangibles	$9.2	$10.4	$10.4
Additions	—	0.2	—
Amortization expense	(0.4)	(1.5)	(0.3)
Foreign currency translation	0.0	—	—
Other	—	0.1	0.1
Other intangibles, net of accumulated amortization of $12.4, $12.0 and $10.8, respectively	$8.8	$9.2	$10.2
Total other intangibles subject to amortization	$12.0	$12.6	$14.4
Trademarks and other	$2.0	$2.0	$2.0
Total other intangibles not subject to amortization	$2.0	$2.0	$2.0
Total other intangibles	$14.0	$14.6	$16.4

Amortization expense for Total other intangibles was $0.6 and $0.5 for the three months ended August 31, 2013 and 2012, respectively. Intangible assets with definite lives consist principally of customer lists, covenants not to compete and trademark rights. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is 9 years.

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

8. Investments

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $21.9, $19.6 and $21.2 at August 31, 2013, May 31, 2013 and August 31, 2012, respectively.

In the fiscal quarter ended August 31, 2013, the Company acquired a 20% interest in a software development business for $1.0 in cash, which is accounted for using the equity method of accounting. The Company owns a 15% non-controlling interest in a book distribution business located in the UK, which is accounted for as a cost-basis investment. The Company’s 26.2% non-controlling interest in a children’s book publishing business located in the UK is accounted for using the equity method of accounting. Income from equity investments totaled $0.7 and $0.5 for the three months ended August 31, 2013 and 2012, respectively.

The following table summarizes the Company’s investments as of the dates indicated:

	August 31, 2013	May 31, 2013	August 31, 2012
Cost method investments:
UK - based	$4.7	$5.0	$5.5
Total cost method investments	$4.7	$5.0	$5.5

Equity method investments:
UK - based	$16.2	$14.6	$15.7
Other	1.0	—	—
Total equity method investments	$17.2	$14.6	$15.7
Total	$21.9	$19.6	$21.2
19

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

	Pension Plans Three months ended		Post-Retirement Benefits Three months ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Components of net periodic benefit (credit) cost:
Service cost	$—	$—	$0.0	$0.0
Interest cost	1.8	1.7	0.3	0.4
Expected return on assets	(3.1)	(2.6)	—	—
Net amortization of prior service credit	—	—	(0.0)	(0.1)
Amortization of loss	0.4	0.5	0.6	0.9
Net periodic benefit (credit) cost	$(0.9)	$(0.4)	$0.9	$1.2

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the three months ended August 31, 2013, the Company contributed $1.7 to the U.S. Pension Plan and $0.3 to the UK Pension Plan.

The Company expects, based on actuarial calculations, to contribute cash of approximately $8.3 to the Pension Plans for the fiscal year ending May 31, 2014.

10. Stock-Based Compensation

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended
	August 31, 2013	August 31, 2012
Stock option expense	$0.2	$1.0
Restricted stock unit expense	0.8	0.9
Management stock purchase plan	0.0	0.0
Employee stock purchase plan	0.1	0.1

Total stock-based compensation expense	$1.1	$2.0

During each of the three month periods ended August 31, 2013 and 2012, shares of Common Stock issued by the Corporation pursuant to its stock-based compensation plans were not material.

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

11. Accrued Severance

The table below provides information regarding Accrued severance, which is included in “Other accrued expenses” in the Company’s condensed consolidated balance sheets.

	Three months ended August 31, 2013	Twelve months ended May 31, 2013	Three months ended August 31, 2012

Beginning balance	$3.3	$2.7	$2.7
Accruals	2.3	13.4	1.3
Payments	(3.6)	(12.8)	(2.9)
Ending balance	$2.0	$3.3	$1.1

In the first quarter of fiscal 2014, the Company continued to implement cost savings initiatives, resulting in severance expense of $2.0. Severance expenses are reported in “Selling, general and administrative expenses.”

12. Treasury Stock

The Board of Directors has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. The table below represents the remaining Board authorization:

Board Authorization	Amount

September 2010	$44.0
Less repurchases made under this authorization	(25.0)

Remaining Board authorization at August 31, 2013	$19.0

The Company’s repurchase program may be suspended at any time without prior notice. There were $0.6 repurchases of Common Stock made during the first fiscal quarter of 2014.

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

The Company’s annual effective tax rate for the fiscal year ending May 31, 2014 is currently expected to be approximately 40%.

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The Company is currently under audit by the Internal Revenue Service for fiscal years ended May 31, 2007, 2008 and 2009. The Company is currently under audit by New York State for fiscal years ended May 31, 2006, 2007 and 2008 and by New York City for fiscal years ended May 31, 2005, 2006 and 2007.  If any of these tax examinations are concluded within the next twelve months, the Company will make any necessary adjustments to its unrecognized tax benefits.

Non-income Taxes

The Company is subject to tax examinations for sales-based taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. Where a sales tax liability with respect to a particular jurisdiction is probable and can be reliably estimated, the Company has made accruals for these matters which are reflected in the Company’s condensed consolidated financial statements.

15. Derivatives and Hedging

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings, and it recognizes the unrealized gain or loss in other current assets or liabilities. Unrealized gains of $0.4 and less than $0.1 were recognized at August 31, 2013 and 2012, respectively.

16. Other Accrued Expenses

Other accrued expenses consist of the following as of the dates indicated:

	August 31, 2013	May 31, 2013	August 31, 2012
Accrued payroll, payroll taxes and benefits	$40.3	$45.8	$44.1
Accrued bonus and commissions	20.7	22.0	25.6
Accrued other taxes	24.4	29.3	37.2
Accrued advertising and promotions	33.1	38.2	34.1
Accrued income taxes	4.4	5.5	6.8
Accrued insurance	8.9	8.7	8.6
Other accrued expenses	28.2	30.0	31.7
Total accrued expenses	$160.0	$179.5	$188.1

17. Subsequent Events

On September 18, 2013, the Company announced that the Board of Directors declared a cash dividend of $0.15 per Class A and Common share in respect of the second quarter of fiscal 2014. The dividend is payable on December 16, 2013 to stockholders of record on October 31, 2013.

SCHOLASTIC CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenue for the quarter ended August 31, 2013 was $276.3 million, compared to $293.4 million in the prior fiscal period. The Company reported a loss per share from continuing operations of $0.94 in the current quarter, versus a loss per share from continuing operations of $1.01 in the prior year period.

Current quarter results were largely driven by strong sales of the Company’s new educational technology programs and guided reading programs. Successful product launches in Educational Technology and Services drove segment revenue and operating profit growth of 19% and 46%, respectively. While these results were offset by the lower sales of the Hunger Games trilogy in the Children’s Book Publishing and Distribution, International and Media, Licensing and Advertising segments in the first fiscal quarter compared to the prior fiscal period, the first quarter sales of the Hunger Games were within expectations. The Company typically records a loss in its fiscal first quarter, when most U.S. schools are not in session and its school book club and school book fairs school channels generate minimal revenue.

Recent successful product launches, including System 44® Next Generation, MATH 180TM, iReadTM, Common Core Code XTM, and READ 180 for iPad®, demonstrate the Company’s ability to deepen engagement and grow the Company’s market reach among grade levels and subject areas. The Company’s suite of print and digital programs serves to help students reach higher goals and achieve college and career readiness under the new Common Core State Standards, and demand for the Company’s professional development and school improvement services also continues to grow from school districts that are in widely varying stages of implementing these standards. The Company expects this ongoing implementation process to result in a prolonged purchasing period for its instructional programs and services this school year.

Sales of the Hunger Games trilogy during the quarter ended August 31, 2013 were within Company expectations, and the Company anticipates additional interest in the trilogy in anticipation of the Catching Fire film release. Book fair bookings are as expected and, in preparation for the new school year, the Company has redesigned its book club flyers to feature grade-specific titles for children from pre-K to eighth grade. The Company expects these school channels will continue to help families find the right books at the right level for their children, which is increasingly important for students under the Common Core standards.

The Company continues to anticipate total revenues of approximately $1.8 billion and earnings per diluted share from continuing operations in the range of $1.40 to $1.80, before the impact of one-time items associated with cost reduction programs, or non-cash, non-operating items.

SCHOLASTIC CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Results of Operations – Consolidated

Revenues for the quarter ended August 31, 2013 decreased by $17.1 million to $276.3 million, compared to $293.4 million in the prior fiscal period. The reduction was driven by expected lower revenues from the Hunger Games trilogy of $26.2 million in the Children’s Book Publishing and Distribution segment, the International segment and the Media, Licensing and Advertising segment. Partially offsetting these declines were strong results from new product offerings in the Company’s Educational Technology and Services segment. MATH 180™, iRead™ and Common Core Code X™, all of which are new product offerings successfully launched for the current school year, resulted in increased revenues of $15.1 million. Lower International segment revenues also resulted from a strengthening of the dollar in the current fiscal period compared to the prior fiscal period and the absence of low margin software sales totaling $7.4 million.

Cost of goods sold as a percentage of revenue for the quarter ended August 31, 2013 decreased to 49.9%, compared to 51.4% in the prior fiscal period. Of Company revenues for the quarter, 34.3% were from the Educational Technology and Services segment, compared to 27.3% in the prior fiscal period. The Educational Technology and Services segment experienced significantly higher gross margins than the Children’s Book Publishing and Distribution segment. The Children’s Book Publishing and Distribution segment revenues decreased to 19.8% of total Company revenues in the quarter, compared to 24.2% in the prior fiscal period. This shift in the composition of revenues resulted in the overall improved gross margins.

Components of Cost of goods sold (exclusive of depreciation) for the three months ended August 31, 2013 and 2012 are as follows:

	Three months ended
	August 31, 2013		August 31, 2012
	$	% of Revenue	$	% of Revenue
Product, service and production costs	$66.6	24.1%	$72.5	24.7%
Royalty costs	17.4	6.3%	23.2	7.9%
Prepublication and production amortization	13.1	4.7%	11.6	4.0%
Postage, freight, shipping, fulfillment and other	40.8	14.8%	43.5	14.8%
Total	$137.9	49.9%	$150.8	51.4%

Selling, general and administrative expenses (exclusive of depreciation and amortization) in the quarter ended August 31, 2013 decreased by $5.1 million to $168.4 million, compared to $173.5 million in the prior fiscal period. The Company experienced lower salaries and benefits of $3.7 million compared to the prior fiscal period as a result of prior cost savings initiatives. The Company recognized $2.0 million of severance costs related to cost saving initiatives implemented in the current fiscal quarter.

For the quarter ended August 31, 2013, net interest expense decreased to $1.9 million, compared to $3.7 million in the prior fiscal period, reflecting the April 2013 maturation of the Company’s 5% Notes.

The Company’s effective tax rate for the current fiscal quarter was 37.0%, compared to 37.5% in the prior fiscal period. The Company expects an effective tax rate of approximately 40% for fiscal 2014.

Earnings from discontinued operations, net of tax, for the quarter ended August 31, 2013 was $0.2 million, compared to a loss of $0.4 million in the prior fiscal period. The Company did not discontinue any operations in the current fiscal period.

SCHOLASTIC CORPORATION

Item 2. MD&A

Results of Continuing Operations

Children’s Book Publishing and Distribution

	Three months ended
($ amounts in millions)	August 31, 2013	August 31, 2012	$ change	% change

Revenues	$54.6	$70.9	$(16.3)	-23.0%

Cost of goods sold (exclusive of depreciation)	36.6	41.9	(5.3)	-12.6%

Other operating expenses *	75.5	80.1	(4.6)	-5.7%

Depreciation and amortization	4.0	3.8	0.2	5.3%
Operating income (loss)	$(61.5)	$(54.9)	$(6.6)

Operating margin	—	—

*	Other operating expenses include selling, general and administrative expenses, bad debt expenses and asset impairments where applicable.

Revenues for the quarter ended August 31, 2013 decreased by $16.3 million to $54.6 million, compared to $70.9 million in the prior fiscal period. Lower revenues in the Company’s trade channel reflected decreased sales of the Hunger Games trilogy of $15.8 million compared to the prior fiscal period. The decrease in Hunger Games revenues includes $11.5 million of high margin digital products. Trade revenues from other titles increased in the quarter due to strong demand for Harry Potter titles and front list titles such as Star Wars: Jedi Academy by Jeffrey Brown, The Adventures of Captain Underpants: Color Edition by Dav Pilkey, and Geronimo Stilton and the Kingdom of Fantasy #5: The Volcano of Fire. Revenues from book fairs and book clubs, the segment’s school channels, decreased by $1.0 million due primarily to the timing of school openings. School channel revenues are not significant in the first quarter of the year, as schools are not in session.

Cost of goods sold for the quarter ended August 31, 2013 was $36.6 million, or 67.0% of revenues, compared to $41.9 million, or 59.1% of revenues, in the prior fiscal period. The absolute decrease in cost of goods sold of $5.3 million is due to the lower level of Hunger Games sales in the current period compared to the first quarter of fiscal 2013. Cost of goods sold as a percentage of revenue increased due to the aforementioned decrease in Hunger Games digital titles, which carry higher gross margins than physical product.

Other operating expenses declined to $75.5 million for the quarter ended August 31, 2013, compared to $80.1 million in the prior fiscal period, due to $1.7 million of lower promotional expenses and decreased administrative expenses.

Segment operating loss for the quarter ended August 31, 2013 increased by $6.6 million to $61.5 million, compared to $54.9 million in the prior fiscal period. The prior fiscal period benefited from the success of the Hunger Games trilogy. The segment generally experiences losses in the first quarter as the school channels are incurring expenses in preparation for the upcoming school year, but do not yet have significant revenues.

SCHOLASTIC CORPORATION

Item 2. MD&A

Educational Technology and Services

	Three months ended
($ amounts in millions)	August 31, 2013	August 31, 2012	$ change	% change

Revenues	$94.8	$80.0	$14.8	18.5%

Cost of goods sold (exclusive of depreciation)	28.1	25.7	2.4	9.3%

Other operating expenses *	30.2	29.2	1.0	3.4%

Depreciation and amortization	0.3	0.3	—	0.0%
Operating income (loss)	$36.2	$24.8	$11.4

Operating margin	38.2%	31.0%

*	Other operating expenses include selling, general and administrative expenses, bad debt expenses and asset impairments where applicable.

Revenues for the quarter ended August 31, 2013 increased by $14.8 million to $94.8 million, compared to $80.0 million in the prior fiscal period. The increase was driven by strong customer demand for newly launched products such as MATH 180™, iRead™ and Common Core Code X™. Collectively these new products accounted for $15.1 million of increased revenues in the current period. Revenues from the Company’s curriculum technology reading platforms increased $1.8 million, as increased revenues from sales of System 44® Next Generation were partially offset by revenue declines for Read 180. The current year’s success of System 44® Next Generation, which was released late in fiscal 2013, continues the Company’s leading position as a provider of interventive reading technology solutions. Revenues from other products and services declined modestly.

Cost of goods sold increased to $28.1 million, or 29.6% of revenues, in the quarter ended August 31, 2013, compared to $25.7 million, or 32.1% of revenues in the prior period. The modest decrease in Cost of goods sold as a percentage of revenue was primarily due to lower relative royalty and other content costs for newly released products.

Other operating expenses for the quarter ended August 31, 2013 increased by $1.0 million to $30.2 million, compared to $29.2 million in the prior fiscal period. The increase was due to higher commission expense of $1.6 million associated with the increased revenues.

Segment operating income for the quarter ended August 31, 2013 increased by $11.4 million to $36.2 million, compared to $24.8 million in the prior fiscal period. The segment benefited from the anticipated strong demand for the new products referred to above. These new products:

•	broaden the Company’s curriculum offering and market presence, notably in mathematics;

•	assist educators in the implementation of Common Core State Standards; and

•	enable more technology solutions to be incorporated in the classroom.
27

SCHOLASTIC CORPORATION

Item 2. MD&A

Classroom and Supplemental Materials Publishing

	Three months ended
($ amounts in millions)	August 31, 2013	August 31, 2012	$ change	% change

Revenues	$37.8	$37.9	$(0.1)	-0.3%

Cost of goods sold (exclusive of depreciation)	15.7	16.6	(0.9)	-5.4%

Other operating expenses *	23.4	23.5	(0.1)	-0.4%

Depreciation and amortization	0.3	0.4	(0.1)	-25.0%
Operating income (loss)	$(1.6)	$(2.6)	$1.0

Operating margin	—	—

*	Other operating expenses include selling, general and administrative expenses, bad debt expenses and asset impairments where applicable.

Revenues for the quarter ended August 31, 2013 of $37.8 million were flat compared to prior period revenues of $37.9 million. The current period experienced higher revenues of $2.1 million for classroom books driven by demand for the Company’s customized digital and print institutional packages. Offsetting this was decreased revenues from classroom magazines related to the absence of election year materials of $1.0 million and lower sales of branded library products of $1.0 million.

Cost of goods sold for the quarter ended August 31, 2013 was $15.7 million, or 41.5% of revenue, compared to $16.6 million, or 43.8% of revenue, in the prior fiscal period. Reduced postage expense accounted for most of the decline.

Other operating expenses for the quarter ended August 31, 2013 were $23.4 million, and were flat to the prior period.

Segment operating loss for the quarter ended August 31, 2013 improved modestly to $1.6 million, compared to an operating loss of $2.6 million in the prior fiscal period. The classroom magazines business continues to experience improved circulation as customers seek supplemental content to meet Common Core State Standards. Additionally, the segment is receiving positive feedback from customers for recently launched customized digital and print instructional packages, broadening the offering to classrooms.

SCHOLASTIC CORPORATION

Item 2. MD&A

International

	Three months ended
($ amounts in millions)	August 31, 2013	August 31, 2012	$ change	% change

Revenues	$78.7	$90.2	$(11.5)	-12.7%

Cost of goods sold (exclusive of depreciation)	38.4	46.1	(7.7)	-16.7%

Other operating expenses *	39.8	40.1	(0.3)	-0.7%

Depreciation and amortization	1.2	1.2	—	0.0%
Operating income (loss)	$(0.7)	$2.8	$(3.5)

Operating margin	—	3.1%

*	Other operating expenses include selling, general and administrative expenses, bad debt expenses and asset impairments where applicable.

Revenues for the quarter ended August 31, 2013 decreased by $11.5 million to $78.7 million, compared to $90.2 million in the prior fiscal period. This decrease was due to lower Hunger Games revenues of $6.1 million across the segment; decreased low-margin revenues of $3.1 million from an Australian software business; and a negative foreign exchange impact of $4.3 million as the dollar strengthened against foreign currencies. Offsetting these declines were improved revenues from Asian markets of $1.7 million spread across the region.

Cost of goods sold for the quarter ended August 31, 2013 was $38.4 million, or 48.8% of sales, compared to $46.1 million, or 51.1% of sales, in the prior fiscal period. The decrease as a percentage of revenue was due to the planned decline in low-margin revenues from the Australian software business.

Other operating expenses for the current quarter included $0.6 million of severance expense related to cost savings initiatives in the Company’s Asia operations.

Segment operating results for the quarter ended August 31, 2013 decreased by $3.5 million to a loss of $0.7 million, compared to income of $2.8 million in the prior fiscal period. The decrease is primarily due to the decrease in Hunger Games sales in the UK and Canada. The decrease in sales from the Australian software business did not significantly impact earnings, as these sales were low margin sales. The Company continues to invest in English language educational businesses, centered in Singapore, which it views as a future growth driver.

SCHOLASTIC CORPORATION

Item 2. MD&A

Media, Licensing and Advertising

	Three months ended
($ amounts in millions)	August 31, 2013	August 31, 2012	$ change	% change

Revenues	$10.4	$14.4	$(4.0)	-27.8%

Cost of goods sold (exclusive of depreciation)	4.5	5.2	(0.7)	-13.5%

Other operating expenses *	7.7	8.9	(1.2)	-13.5%

Depreciation and amortization	0.1	0.1	—	0.0%
Operating income (loss)	$(1.9)	$0.2	$(2.1)

Operating margin	—	1.4%

*	Other operating expenses include selling, general and administrative expenses, bad debt expenses and asset impairments where applicable.

Revenues for the quarter ended August 31, 2013 decreased by $4.0 million to $10.4 million, compared to $14.4 million in the prior fiscal period. This decrease was related to decreased sales of the Hunger Games trilogy audio books of $4.3 million. Revenues for Company programming were flat, as a recent Netflix contract, which includes Goosebumps and Magic School Bus titles, largely offset lower prior period revenues of older Company programming.

Cost of goods sold was $4.5 million, or 43.3% of revenue, for the quarter ended August 31, 2013, compared to $5.2 million, or 36.1% of revenue, for the prior fiscal period. The absolute decline in Cost of goods sold is due to the reduced royalty expenses of $0.9 million associated with the sale of the Hunger Games audio titles.

Other operating expenses were $7.7 million for the quarter ended August 31, 2013, compared to $8.9 million for the prior fiscal period. The improvement was driven by lower administrative and technology costs.

Segment operating loss for the quarter ended August 31, 2013 was $1.9 million, compared to operating income of $0.2 million in the prior fiscal period. The decline was due entirely to the decrease in sales of the Hunger Games audio books. The segment continues to decrease its reliance on low-margin console products and is focusing its efforts on repurposing content for digital platforms, both internally and by partnering with distributors such as Netflix.

SCHOLASTIC CORPORATION

Item 2. MD&A

Overhead

Unallocated overhead expense for the quarter ended August 31, 2013 decreased $0.9 million to $16.4 million, from $17.3 million in the prior fiscal period, primarily due to lower employee-related expenses of $2.9 million, partially offset by $1.4 million of severance related to cost savings initiatives.

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based channels and most of its magazines operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, these school-based channel revenues are greatest in the second and fourth quarters of the fiscal year, while revenues from the sale of instructional materials and educational technology products and services are highest in the first and fourth quarters. The Company generally experiences a loss from operations in the first and third quarters of each fiscal year. Trade sales can vary through the year due to varying release dates of published titles.

SCHOLASTIC CORPORATION

Item 2. MD&A

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $15.8 million at August 31, 2013, $87.4 million at May 31, 2013 and $193.1 million at August 31, 2012.

Cash used in operating activities was $70.8 million for the quarter ended August 31, 2013, compared to cash provided by operating activities of $34.2 million for the prior fiscal period, representing a decrease in cash provided by operating activities of $105.0 million. In the fourth quarter of fiscal 2012, the Company experienced strong sales of the Hunger Games trilogy titles, and subsequently collected significant cash from these customers in the first quarter of fiscal 2013. Partially offsetting these collections were higher payouts for incentive compensation of $28.7 million in the first quarter of fiscal 2013. Net income and purchasing activity were consistent with the prior fiscal period. The Company’s book fairs and book clubs utilize the first quarter of the fiscal year to build inventory for the upcoming school year, and such inventory balances increased by over $100 million in both periods presented.

Cash used in investing activities was $24.0 million for the quarter ended August 31, 2013, compared to $30.3 million in the prior fiscal period. The difference is attributable to higher spending on technology assets of $3.3 million and higher spending on book fairs fleet vehicles of $2.8 million in the prior fiscal period. In the current quarter, the Company invested $1.0 million for a 20% interest in a software development entity.

Cash provided by financing activities was $24.0 million for the quarter ended August 31, 2013, compared to cash used in financing activities of $6.7 million for the prior fiscal period. Current year net short-term borrowings totaled $27.1 million compared to net repayments of $5.8 million in the prior fiscal period. Proceeds pursuant to employee stock plans declined $1.5 million, in part due to a decrease in the amount of stock options held by employees.

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May. In recent years, the Company had fixed debt in the form of the 5% Notes, which, while providing liquidity, resulted in high cash balances throughout the year. As the 5% Notes matured in fiscal 2013, the Company will experience lower average debt and lower average cash balances in fiscal 2014.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. In the first quarter of fiscal 2014, the Company purchased $0.4 million of Company shares on the open market.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, dividends, currently authorized common share repurchases, debt service, planned capital expenditures and other investments. As of August 31, 2013, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $15.8 million, cash from operations, and funding available under the Revolving Loan totaling approximately $410.0 million, net of current borrowings of $15.0 million. Additionally, the Company has short-term credit facilities of $35.6 million, net of current borrowings of $14.2 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

SCHOLASTIC CORPORATION

Item 2. MD&A

Financing

Loan Agreement

There were outstanding borrowings totaling $15.0 million under the Loan Agreement as of August 31, 2013. For a more complete description of the Company’s Loan Agreement see Note 4 of Notes to Condensed Consolidated Financial Statements-Unaudited in Item 1, “Financial Statements.”

New Accounting Pronouncements

Reference is made to Note 1 of Notes to condensed consolidated financial statements in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (“SEC”) filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, plans, ecommerce and digital initiatives, such as Storia, new product introductions, strategies, Common Core State Standards, goals, revenues, improved efficiencies, general costs, manufacturing costs, medical costs, merit pay, operating margins, working capital, liquidity, capital needs, interest costs, cash flows and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in the Annual Report and other risks and factors identified from time to time in the Company’s filings with the SEC.

The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

SCHOLASTIC CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts which were not significant as of August 31, 2013. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Additional information relating to the Company’s outstanding financial instruments is included in Note 4 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements”

The following table sets forth information about the Company’s debt instruments as of August 31:

($ amounts in millions)	Fiscal Year Maturity
	2014 (1)	2015	2016	2017	2018	Thereafter	Total	Fair Value @ 8/31/13

Debt Obligations
Lines of Credit	$14.2	$—	$—	$—	$—	$—	$14.2	$14.2
Average interest rate	3.6%	—	—	—	—	—

Short-term debt
Fixed-rate debt	$15.0	$—	$—	$—	$—	$—	$15.0	$15.0
Average interest rate	1.4%	—	—	—	—	—

(1)	Fiscal 2014 includes the remaining nine months of the current fiscal year, ending May 31, 2014.
34

SCHOLASTIC CORPORATION

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of August 31, 2013, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended August 31, 2013:

Issuer Purchases of Equity Securities

(Dollars in millions, except per share amounts)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
June 1, 2013 through June 30, 2013	—	$—	—	$19.6
July 1, 2013 through July 31, 2013	—	$—	—	$19.6
August 1, 2013 through August 31, 2013	21,034	$29.60	21,034	$19.0

Total	21,034	$29.60	21,034	$19.0

(i) Represents the remaining amount under the $20 million Common share repurchase program announced on December 16, 2009 and the further $200 million Board authorization for Common share repurchases announced in connection with the modified Dutch auction tender offer commenced by the Company on September 28, 2010 and completed in November 2010. Approximately $156 million was used for repurchases in such tender offer, leaving, after subsequent additional open market repurchases of $24.4 million, $19.6 million at June 1, 2013 for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions, under the current Board authorization.

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
37

SCHOLASTIC CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: September 27, 2013	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President and Chief
Executive Officer

Date: September 27, 2013	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)
38

SCHOLASTIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q, DATED AUGUST 31, 2013

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

39