Form 10-Q
period 2013-11-30
SCHOLASTIC CORP
filed 2014-01-07
CIK 866729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2013	Commission File No. 000-19860

SCHOLASTIC CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of November 29, 2013

Common Stock, $.01 par value	30,152,753
Class A Stock, $.01 par value	1,656,200
1

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED November 30, 2013

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(Dollar amounts in millions, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2013	2012	2013	2012
Revenues	$623.2	$613.5	$899.5	$906.9

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization)	264.8	262.0	402.7	412.8
Selling, general and administrative expenses (exclusive of depreciation and amortization)	234.4	232.8	402.8	406.3
Depreciation and amortization	15.9	16.7	31.8	32.8
Asset impairments	13.4	-	13.4	-
Total operating costs and expenses	528.5	511.5	850.7	851.9
Operating income (loss)	94.7	102.0	48.8	55.0

Interest expense, net	(2.1)	(3.7)	(4.0)	(7.4)
Earnings (loss) from continuing operations before income taxes	92.6	98.3	44.8	47.6

Provision (benefit) for income taxes	34.3	35.7	16.6	16.7

Earnings (loss) from continuing operations	58.3	62.6	28.2	30.9
Earnings (loss) from discontinued operations, net of tax	0.0	(0.8)	0.2	(1.2)
Net income (loss)	$58.3	$61.8	$28.4	$29.7

Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic:
Earnings (loss) from continuing operations	$1.82	$1.95	$0.88	$0.97
Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.02)	$0.01	$(0.04)
Net income (loss)	$1.82	$1.93	$0.89	$0.93
Diluted:
Earnings (loss) from continuing operations	$1.80	$1.91	$0.87	$0.95
Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.02)	$0.01	$(0.04)
Net income (loss)	$1.80	$1.89	$0.88	$0.91

Dividends declared per class A and common share	$0.150	$0.125	$0.275	$0.250

See accompanying notes

3

SCHOLASTIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED

(Dollar amounts in millions)

	Three months ended November 30,		Six months ended November 30,
	2013	2012	2013	2012
Net income (loss)	$58.3	$61.8	$28.4	$29.7

Other comprehensive income (loss), net:
Foreign currency translation adjustments	3.0	2.5	(2.6)	7.6

Pension and post-retirement adjustments:
Amortization of prior service cost (credit)	(0.0)	(0.1)	(0.1)	(0.2)
Amortization of unrecognized gain (loss) included in net periodic cost	0.5	1.4	1.4	2.6
Total other comprehensive income (loss)	$3.5	$3.8	$(1.3)	$10.0

Comprehensive income (loss)	$61.8	$65.6	$27.1	$39.7

See accompanying notes

4

SCHOLASTIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollar amounts in millions, except per share data)

	November 30, 2013	May 31, 2013	November 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$117.2	$87.4	$257.3
Accounts receivable, net	286.4	214.9	272.9
Inventories, net	342.3	278.1	356.4
Deferred income taxes	79.2	79.2	71.5
Prepaid expenses and other current assets	50.6	61.2	50.6
Current assets of discontinued operations	0.4	0.4	8.3

Total current assets	876.1	721.2	1,017.0

Property, plant and equipment, net	294.2	311.6	326.0
Prepublication costs	148.4	147.3	133.8
Royalty advances, net	40.0	37.0	37.6
Production costs	4.0	1.7	2.1
Goodwill	144.5	157.9	157.8
Other intangibles	13.4	14.6	15.6
Noncurrent deferred income taxes	14.7	14.9	42.6
Other assets and deferred charges	44.6	34.8	36.5
Total assets	$1,579.9	$1,441.0	$1,769.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	$9.6	$2.0	$0.7
Capital lease obligations	0.0	0.2	0.7
Accounts payable	196.0	156.2	208.1
Accrued royalties	41.8	34.4	52.7
Deferred revenue	111.6	48.1	105.2
Other accrued expenses	184.0	179.5	195.1
Current liabilities of discontinued operations	1.2	1.3	2.0

Total current liabilities	544.2	421.7	564.5

Noncurrent Liabilities:
Long-term debt	-	-	152.9
Capital lease obligations	58.0	57.5	56.9
Other noncurrent liabilities	94.3	97.4	118.0

Total noncurrent liabilities	152.3	154.9	327.8

Commitments and Contingencies	-	-	-

Stockholders’ Equity:
Preferred Stock, $1.00 par value	-	-	-
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	581.6	582.9	585.8
Accumulated other comprehensive income (loss)	(66.7)	(65.4)	(64.2)
Retained earnings	758.9	738.9	745.5
Treasury stock at cost	(390.8)	(392.4)	(390.8)
Total stockholders’ equity	883.4	864.4	876.7
Total liabilities and stockholders’ equity	$1,579.9	$1,441.0	$1,769.0

See accompanying notes

5

SCHOLASTIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(Dollar amounts in millions)

	Six months ended
	November 30, 2013	November 30, 2012
Cash flows - operating activities:
Net income (loss)	$28.4	$29.7
Earnings (loss) from discontinued operations, net of tax	0.2	(1.2)

Earnings (loss) from continuing operations	28.2	30.9

Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	3.9	4.5
Provision for losses on inventory	10.1	11.3
Provision for losses on royalty advances	2.0	2.6
Amortization of prepublication and production costs	27.9	23.8
Depreciation and amortization	32.6	33.8
Asset impairments	13.4	-
Stock-based compensation	6.7	4.2
Non cash net (gain) loss on equity investments	(1.8)	(1.5)
Changes in assets and liabilities:
Accounts receivable	(77.1)	41.8
Inventories	(76.2)	(68.0)
Other current assets	13.0	(1.3)
Deferred promotion costs	(2.5)	(2.4)
Royalty advances	(4.8)	(5.1)
Accounts payable	40.1	86.0
Other accrued expenses	2.1	(39.4)
Accrued royalties	7.4	(40.9)
Deferred revenue	63.6	57.8
Pension and post-retirement liability	(6.6)	(8.2)
Other noncurrent liability	(2.1)	(2.6)
Other, net	1.5	0.7
Total adjustments	53.2	97.1

Net cash provided by (used in) operating activities of continuing operations	81.4	128.0
Net cash provided by (used in) operating activities of discontinued operations	0.1	(0.6)

Net cash provided by (used in) operating activities	81.5	127.4

Cash flows - investing activities:
Prepublication and production expenditures	(31.8)	(32.6)
Additions to property, plant and equipment	(14.1)	(29.2)
Acquisition related payments	(1.0)	(0.1)
Proceeds from the sale of asset	1.3	-
Net cash provided by (used in) investing activities of continuing operations	(45.6)	(61.9)
Net cash used in investing activities of discontinued operations	-	(1.2)

Net cash provided by (used in) investing activities	(45.6)	(63.1)

See accompanying notes

6

SCHOLASTIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(Dollar amounts in millions)

	Six months ended
	November 30, 2013	November 30, 2012
Cash flows - financing activities:
Borrowings under credit agreement and revolving loan	50.0	-
Repayment of credit agreement and revolving loan	(50.0)	-
Borrowings under lines of credit	133.0	18.8
Repayment of lines of credit	(125.5)	(24.4)
Repayment of capital lease obligations	(0.2)	(0.5)
Reacquisition of common stock	(6.2)	(0.1)
Proceeds pursuant to stock-based compensation plans	1.4	11.3
Payment of dividends	(8.2)	(7.9)
Other	0.1	(0.6)

Net cash provided by (used in) financing activities of continuing operations	(5.6)	(3.4)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	1.5

Net increase (decrease) in cash and cash equivalents	29.8	62.4

Cash and cash equivalents at beginning of period	87.4	194.9

Cash and cash equivalents at end of period	$117.2	$257.3

See accompanying notes

7

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

1. Basis of Presentation

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned and majority-owned subsidiaries (collectively, “Scholastic” or the “Company”). Intercompany transactions are eliminated in consolidation. These financial statements have not been audited but reflect those adjustments consisting of normal recurring items that management considers necessary for a fair presentation of financial position, results of operations, comprehensive income (loss) and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (the “Annual Report”).

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2013 relate to the twelve-month period ended May 31, 2013.

Reclassifications

Certain reclassifications have been made to conform to the current year presentation.

Discontinued Operations

The Company closed several operations during fiscal 2012 and fiscal 2013. All of these businesses are classified as discontinued operations in the Company’s financial statements. See Note 2, “Discontinued Operations,” for additional information.

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book fair and book club channels and most of its magazines operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically these school-based channel revenues are greatest in the second and fourth quarters of the fiscal year, while revenues from the sale of instructional materials and educational technology products and services are highest in the first and fourth quarters. The Company generally experiences a loss from operations in the first and third quarters of each fiscal year.

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
8

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

Restricted Cash

The condensed consolidated balance sheets include restricted cash of $1.1, $1.0 and $1.8 at November 30, 2013, May 31, 2013 and November 30, 2012, respectively, which is reported in “Other current assets.”

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

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three months ended November 30,		Six months ended November 30,
	2013	2012	2013	2012

Revenues	$0.1	$2.7	$0.1	$2.9
Earnings (loss) before income taxes	0.0	(1.3)	0.3	(1.9)
Income tax benefit (provision)	(0.0)	0.5	(0.1)	0.7
Earnings (loss) from discontinued operations, net of tax	$0.0	$(0.8)	$0.2	$(1.2)
9

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

The following table sets forth the assets and liabilities of the discontinued operations included in the condensed consolidated balance sheets of the Company as of the dates indicated:

	November 30, 2013	May 31, 2013	November 30, 2012
Accounts receivable, net	$0.0	$0.0	$0.0
Other assets	0.4	0.4	8.3

Current assets of discontinued operations	$0.4	$0.4	$8.3

Accrued expenses and other current liabilities	1.2	1.3	2.0

Current liabilities of discontinued operations	$1.2	$1.3	$2.0

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

•	Children’s Book Publishing and Distribution operates as an integrated business which includes the publication and distribution of children’s books, media and interactive products in the United States through its book clubs and book fairs in its school channels and through the trade channel. This segment is comprised of three operating segments.

•	Educational Technology and Services includes the production and distribution to schools of curriculum-based learning technology and materials for grades pre-kindergarten to 12 in the United States, together with related implementation and assessment services and school consulting services. This segment is comprised of one operating segment.

•	Classroom and Supplemental Materials Publishing includes the publication and distribution to schools and libraries of children’s books, classroom magazines, supplemental classroom materials and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States. This segment is comprised of two operating segments.

•	Media, Licensing and Advertising includes the production and/or distribution of digital media, consumer promotions and merchandising and advertising revenue, including sponsorship programs. This segment is comprised of two operating segments.

•	International includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses. This segment is comprised of three operating segments.
10

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution(1)	Educational Technology and Services(1)	Classroom and Supplemental Materials Publishing(1)	Media, Licensing and Advertising(1)	Overhead(1) (2)	Total Domestic	International(1)	Total
Three months ended November 30, 2013
Revenues	$352.1	$60.9	$59.1	$15.5	$-	$487.6	$135.6	$623.2

Bad debt expense	1.0	0.0	0.6	0.1	-	1.7	0.8	2.5

Depreciation and amortization(3)	3.7	0.2	0.3	0.0	10.5	14.7	1.2	15.9

Amortization(4)	4.1	7.4	2.2	0.5	-	14.2	0.4	14.6

Asset impairments (5)	13.4	-	-	-	-	13.4	-	13.4

Segment operating income (loss)	68.9	6.9	10.7	(0.4)	(13.6)	72.5	22.2	94.7

Expenditures for long-lived assets including royalty advances	10.5	7.3	2.6	2.5	2.8	25.7	2.7	28.4

Three months ended November 30, 2012
Revenues	$347.4	$52.2	$53.2	$17.0	$-	$469.8	$143.7	$613.5

Bad debt expense	1.8	(0.2)	1.4	-	-	3.0	1.0	4.0

Depreciation and amortization(3)	4.3	0.3	0.3	0.1	10.4	15.4	1.3	16.7

Amortization(4)	3.8	5.2	1.9	0.8	-	11.7	0.3	12.0

Segment operating income (loss)	69.4	5.3	7.4	2.0	(6.8)	77.3	24.7	102.0

Expenditures for long-lived assets including royalty advances	12.1	9.2	2.4	0.8	10.8	35.3	2.7	38.0
11

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution(1)	Educational Technology and Services(1)	Classroom and Supplemental Materials Publishing(1)	Media, Licensing and Advertising(1)	Overhead(1) (2)	Total Domestic	International(1)	Total

Six months ended November 30, 2013
Revenues	$406.7	$155.7	$96.9	$25.9	$-	$685.2	$214.3	$899.5

Bad debt expense	1.4	0.4	0.6	0.1	-	2.5	1.4	3.9

Depreciation and amortization(3)	7.7	0.5	0.6	0.1	20.5	29.4	2.4	31.8

Amortization(4)	8.1	13.4	4.5	1.0	-	27.0	0.9	27.9

Asset impairments (5)	13.4	-	-	-	-	13.4	-	13.4

Segment operating income (loss)	7.4	43.1	9.1	(2.3)	(30.0)	27.3	21.5	48.8

Segment assets at 11/30/13	489.6	180.3	152.8	27.1	456.4	1,306.2	273.3	1,579.5

Goodwill at 11/30/13	40.9	22.7	65.4	5.4	-	134.4	10.1	144.5

Expenditures for long-lived assets including royalty advances	21.9	15.8	4.6	3.6	8.0	53.9	5.2	59.1

Long-lived assets at 11/30/13	149.6	118.2	90.3	14.1	228.7	600.9	67.3	668.2

Six months ended November 30, 2012
Revenues	$418.3	$132.2	$91.1	$31.4	$-	$673.0	$233.9	$906.9

Bad debt expense	1.6	0.1	1.2	-	-	2.9	1.6	4.5

Depreciation and amortization(3)	8.1	0.6	0.7	0.2	20.7	30.3	2.5	32.8

Amortization(4)	7.3	10.7	3.6	1.3	-	22.9	0.9	23.8

Segment operating income (loss)	14.5	30.1	4.8	2.2	(24.1)	27.5	27.5	55.0

Segment assets at 11/30/12	565.3	170.9	170.2	31.0	513.0	1,450.4	310.3	1,760.7

Goodwill at 11/30/12	54.3	22.7	65.4	5.4	-	147.8	10.0	157.8

Expenditures for long-lived assets including royalty advances	27.2	17.4	4.2	1.9	18.3	69.0	5.1	74.1

Long-lived assets at 11/30/12	171.4	106.9	90.0	12.0	244.3	624.6	71.2	695.8

(1)	As discussed under “Discontinued Operations” in Note 1, “Basis of Presentation,” the Company closed several operations during fiscal 2012 and fiscal 2013. All of these businesses are classified as discontinued operations in the Company’s financial statements and, as such, are not reflected in this table.

(2)	Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company’s headquarters in the metropolitan New York area, its fulfillment and distribution facilities located in Missouri and its facility located in Connecticut. Overhead also includes amounts previously allocated to the Children’s Book Publishing and Distribution segment for the computer club business that was discontinued in the fourth quarter of fiscal 2013.

(3)	Includes depreciation of property, plant and equipment and amortization of intangible assets.

(4)	Includes amortization of prepublication and production costs.

(5)	Includes an impairment of goodwill (See Note 7, “Goodwill and Other Intangibles”).
12

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

4. Debt

The following table summarizes debt as of the dates indicated:

	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	November 30, 2013		May 31, 2013		November 30, 2012

Unsecured lines of credit (weighted average interest rates of 5.1%, 9.0% and 4.7%, respectively)	$9.6	$9.6	$2.0	$2.0	$0.7	$0.7
5% Notes due 2013, net of discount	-	-	-	-	152.9	155.1

Total debt	$9.6	$9.6	$2.0	$2.0	$153.6	$155.8

Less lines of credit, short-term debt and current portion of long-term debt	(9.6)	(9.6)	(2.0)	(2.0)	(0.7)	(0.7)

Total long-term debt	$-	$-	$-	$-	$152.9	$155.1

The carrying value of the Company’s short-term debt approximates its fair value.

The following table sets forth the maturities of the Company’s debt obligations as of November 30, 2013, for the twelve-month period ending November 30,

2014	$9.6
2015	-
Total debt	$9.6

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
13

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

As of November 30, 2013, the indicated spread on Base Rate Advances was 0.18% and the indicated spread on Eurodollar Rate Advances was 1.18%, both based on the Company’s prevailing consolidated debt to total capital ratio. The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At November 30, 2013, the facility fee rate was 0.20%.

There were no outstanding borrowings under the Loan Agreement as of November 30, 2013.

The Company had open standby letters of credit totaling $6.6, including $1.4 under the Loan Agreement, as of November 30, 2013. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at November 30, 2013, the Company was in compliance with these covenants.

Lines of Credit

As of November 30, 2013, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $19.8. There were no outstanding borrowings under these credit lines at November 30, 2013, May 31, 2013 and November 30, 2012. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of November 30, 2013, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $39.3, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. Outstanding borrowings under these lines of credit totaled $9.6, $2.0 and $0.7 at November 30, 2013, May 31, 2013 and November 30, 2012, respectively.

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

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

6. Earnings (Loss) Per Share

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the three and six-month periods ended November 30, 2013 and 2012, respectively:

	Three months ended November 30,		Six months ended November 30,
	2013	2012	2013	2012

Earnings (loss) from continuing operations attributable to Class A and Common Shares	$58.2	$62.4	$28.1	$30.8
Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	0.0	(0.8)	0.2	(1.2)
Net income (loss) attributable to Class A and Common Shares	$58.2	$61.6	$28.3	$29.6

Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	31.9	31.9	31.8	31.7
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.4	0.8	0.6	0.7
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	32.3	32.7	32.4	32.4

Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$1.82	$1.95	$0.88	$0.97
Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.02)	$0.01	$(0.04)
Net income (loss)	$1.82	$1.93	$0.89	$0.93
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$1.80	$1.91	$0.87	$0.95
Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.02)	$0.01	$(0.04)
Net income (loss)	$1.80	$1.89	$0.88	$0.91

Earnings from continuing operations exclude earnings of $0.1 and $0.1 for the three and six months ended November 30, 2013, respectively, and $0.2 and $0.1 for the three and six months ended November 30, 2012, respectively, for earnings attributable to participating Restricted Stock Units (“RSUs”).

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

The following table sets forth Options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	November 30, 2013	November 30, 2012
Options outstanding pursuant to stock-based compensation plans (in millions)	4.7	4.3

In a period in which the Company reports a discontinued operation, Earnings (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive. Potentially dilutive shares outstanding pursuant to compensation plans that were not included in the diluted earnings per share calculation because they were anti-dilutive were 1.3 million as of November 30, 2013.

A portion of the Company’s RSUs which are granted to employees participate in earnings through cumulative non-forfeitable dividends payable to the employees upon vesting of the RSUs. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method. Since, under the Two-class method, losses are not allocated to the participating securities, in periods of loss the Two-class method is not applicable.

As of November 30, 2013, $13.4 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors. See Note 12, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

7. Goodwill and Other Intangibles

The Company assesses goodwill and other intangible assets with indefinite lives annually or more frequently if impairment indicators are such that the goodwill is more likely than not impaired. The Company continues to monitor impairment indicators in light of reduced earnings, changes in market conditions, near and long-term demand for the Company’s products and other relevant factors.

In the current quarter, the Company recognized an impairment of $13.4 of goodwill associated with the book clubs reporting unit in the Children’s Book Publishing and Distribution segment. In the second quarter of fiscal year 2014, expected revenues for the reporting unit declined, resulting in an impairment indicator. Revenues in the first fiscal quarter are not significiant for this reporting unit as schools are not in session. As of November 30, 2013, the fair value of the reporting unit was approximately $13.0 less than the carrying value of $66.9. The Company used forecasted cash flows, which were adjusted from those used in the latest annual valuation to reflect the revised outlook for the reporting unit, and to a lesser extent, observable revenue multiples for comparable companies, in determining its fair value. Management revised its outlook for the reporting unit as revenues did not meet expectations during the period, and future revenue expectations were revised consistent with the current period decline. A discount rate of 15.5% and a perpetual growth rate of 3.0% were employed for the discounted cash flow analysis and multiples of 0.4 times historical revenues were employed for market comparisons. The reporting unit is dependent upon internally developed intangible assets including trade names and customer lists which have no carrying value, but have substantial fair value. Upon finalization of step two of the goodwill impairment process, inclusion of these intangible assets is expected to render 100% of the goodwill impaired.

The following table summarizes the activity in Goodwill for the periods indicated:

	Six months ended November 30, 2013	Twelve months ended May 31, 2013	Six months ended November 30, 2012

Gross beginning balance	$178.7	$178.5	$178.5
Accumulated impairment	(20.8)	(20.8)	(20.8)

Beginning balance	$157.9	$157.7	$157.7
Impairment charge	(13.4)	-	-
Foreign currency translation	0.0	0.0	0.1
Other	-	0.2	-
Gross ending balance	$178.7	$178.7	$178.6
Accumulated impairment	(34.2)	(20.8)	(20.8)
Ending balance	$144.5	$157.9	$157.8
16

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

The following table summarizes the activity in Total other intangibles for the periods indicated:

	Six months ended November 30, 2013	Twelve months ended May 31, 2013	Six months ended November 30, 2012

Beginning balance - customer lists	$3.4	$4.3	$4.3
Additions	-	0.1	0.1
Amortization expense	(0.5)	(1.0)	(0.5)
Foreign currency translation	0.0	0.0	0.0

Customer lists, net of accumulated amortization of $2.7, $2.3 and $1.8, respectively	$2.9	$3.4	$3.9

Beginning balance - other intangibles	$9.2	$10.4	$10.4
Additions	-	0.2	-
Amortization expense	(0.7)	(1.5)	(0.8)
Foreign currency translation	0.0	-	-
Other	-	0.1	0.1
Other intangibles, net of accumulated amortization of $12.7, $12.0 and $11.3, respectively	$8.5	$9.2	$9.7
Total other intangibles subject to amortization	$11.4	$12.6	$13.6
Trademarks and other	$2.0	$2.0	$2.0
Total other intangibles not subject to amortization	$2.0	$2.0	$2.0
Total other intangibles	$13.4	$14.6	$15.6

Amortization expense for Total other intangibles was $1.2 and $1.3 for the six months ended November 30, 2013 and 2012, respectively. Intangible assets with definite lives consist principally of customer lists, covenants not to compete and trademark rights. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is 7 years.

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

8. Investments

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $23.7, $19.6 and $22.9 at November 30, 2013, May 31, 2013 and November 30, 2012, respectively.

In the first quarter of fiscal 2014, the Company acquired a 20% interest in a software development business for $1.0 in cash, which is accounted for using the equity method of accounting. The Company owns a 15% non-controlling interest in a book distribution business located in the UK, which is accounted for as a cost-basis investment. The Company’s 26.2% non-controlling interest in a children’s book publishing business located in the UK is accounted for using the equity method of accounting. Income from equity investments totaled $1.8 and $1.5 for the six months ended November 30, 2013 and 2012, respectively. The prior fiscal year results include a $1.3 settlement received in the prior fiscal period in respect of a former equity-method investment for product delivered to the investee in prior years.

The following table summarizes the Company’s investments as of the dates indicated:

	November 30, 2013	May 31, 2013	November 30, 2012
Cost method investments:
UK - based	$4.8	$5.0	$5.6
Total cost method investments	$4.8	$5.0	$5.6

Equity method investments:
UK - based	$17.9	$14.6	$17.3
Other	1.0	-	-
Total equity method investments	$18.9	$14.6	$17.3
Total	$23.7	$19.6	$22.9
18

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

9. Employee Benefit Plans

The following table sets forth components of the net periodic benefit costs for the periods indicated under the Company’s cash balance retirement plan for its United States employees meeting certain eligibility requirements (the “U.S. Pension Plan”) and the defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom (the “UK Pension Plan” and, together with the U.S. Pension Plan, the “Pension Plans”). Also included are the post-retirement benefits, consisting of certain healthcare and life insurance benefits provided by the Company to its eligible retired United States-based employees (the “Post-Retirement Benefits”). The Pension Plans and Post-Retirement Benefits include participants associated with both continuing operations and discontinued operations.

	Pension Plans Three months ended November 30,		Post-Retirement Benefits Three months ended November 30,
	2013	2012	2013	2012
Components of net periodic benefit (credit) cost:
Service cost	$-	$-	$0.0	$0.0
Interest cost	1.8	1.7	0.3	0.4
Expected return on assets	(3.2)	(2.6)	-	-
Net amortization of prior service credit	-	-	(0.0)	(0.1)
Amortization of loss	0.5	0.5	0.6	0.9
Net periodic benefit (credit) cost	$(0.9)	$(0.4)	$0.9	$1.2

	Pension Plans Six months ended November 30,		Post-Retirement Benefits Six months ended November 30,
	2013	2012	2013	2012
Components of net periodic benefit (credit) cost:
Service cost	$-	$-	$0.0	$0.0
Interest cost	3.6	3.5	0.7	0.8
Expected return on assets	(6.3)	(5.3)	-	-
Net amortization of prior service credit	-	-	(0.1)	(0.2)
Amortization of (gain) loss	0.9	1.1	1.2	1.9
Net periodic benefit (credit) cost	$(1.8)	$(0.7)	$1.8	$2.5

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the six months ended November 30, 2013, the Company contributed $3.3 to the U.S. Pension Plan and $0.6 to the UK Pension Plan.

The Company expects, based on actuarial calculations, to contribute cash of approximately $7.5 to the Pension Plans for the fiscal year ending May 31, 2014.

10. Stock-Based Compensation

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended November 30,		Six months ended November 30,
	2013	2012	2013	2012

Stock option expense	$4.4	$0.6	$4.6	$1.6
Restricted stock unit expense	1.2	0.8	1.9	1.8
Management stock purchase plan	0.0	0.6	0.1	0.6
Employee stock purchase plan	0.0	0.1	0.1	0.2

Total stock-based compensation expense	$5.6	$2.1	$6.7	$4.2

During each of the six month periods ended November 30, 2013 and 2012, shares of Common Stock issued by the Corporation pursuant to its stock-based compensation plans were not material.

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

11. Accrued Severance

The table below provides information regarding Accrued severance, which is included in “Other accrued expenses” in the Company’s condensed consolidated balance sheets.

	Six months ended November 30, 2013	Twelve months ended May 31, 2013	Six months ended November 30, 2012

Beginning balance	$3.3	$2.7	$2.7
Accruals	7.8	13.4	2.1
Payments	(6.1)	(12.8)	(2.9)
Ending balance	$5.0	$3.3	$1.9

The Company has continued to implement cost savings initiatives, resulting in severance expense related to these initiatives of $7.5 during the six-month period ended November 30, 2013. Severance expenses are reported in “Selling, general and administrative expenses.”

12. Treasury Stock

The Board of Directors has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. The table below represents the remaining Board authorization:

Board Authorization	Amount

September 2010	$44.0

Less repurchases made under this authorization	(30.6)

Remaining Board authorization at November 30, 2013	$13.4

The Company’s repurchase program may be suspended at any time without prior notice. There were $5.6 and $6.2 repurchases of Common Stock made during the three and six month periods ended November 30, 2013, respectively.

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

13. Fair Value Measurements

The Company determines the appropriate level in the fair value hierarchy for each fair value measurement of assets and liabilities carried at fair value on a recurring basis in the Company’s financial statements. The fair value hierarchy prioritizes the inputs, which refer to assumptions that market participants would use in pricing an asset or liability, based upon the highest and best use, into three levels as follows:

•	Level 1 Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

•	Level 2 Observable inputs other than unadjusted quoted prices in active markets for identical assets or liabilities such as

○	Quoted prices for similar assets or liabilities in active markets
○	Quoted prices for identical or similar assets or liabilities in inactive markets
○	Inputs other than quoted prices that are observable for the asset or liability
○	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 Unobservable inputs in which there is little or no market data available, which are significant to the fair value measurement and require the Company to develop its own assumptions.

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

See Note 7, “Goodwill and Other Intangibles,” for a more complete description of the fair value measurements employed.

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

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The Company is currently under audit by the Internal Revenue Service for fiscal years ended May 31, 2007, 2008 and 2009. The Company is currently under audit by New York State for fiscal years ended May 31, 2009, 2010 and 2011 and by New York City for fiscal years ended May 31, 2008, 2009 and 2010. If any of these tax examinations are concluded within the next twelve months, the Company will make any necessary adjustments to its unrecognized tax benefits.

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

15. Derivatives and Hedging

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings, and it recognizes the unrealized gain or loss in other current assets or liabilities. Unrealized gains of $0.1 were recognized at November 30, 2013 and November 30, 2012, respectively.

16. Other Accrued Expenses

Other accrued expenses consist of the following as of the dates indicated:

	November 30, 2013	May 31, 2013	November 30, 2012

Accrued payroll, payroll taxes and benefits	$44.8	$45.8	$45.7
Accrued bonus and commissions	21.4	22.0	16.5
Accrued other taxes	28.4	29.3	36.6
Accrued advertising and promotions	39.6	38.2	41.1
Accrued income taxes	11.4	5.5	11.3
Accrued insurance	7.8	8.7	8.7
Other accrued expenses	30.6	30.0	35.2
Total accrued expenses	$184.0	$179.5	$195.1

17. Subsequent Events

On December 13, 2013, the Company delivered an acceptance of offer (“Acceptance Letter”) to purchase its headquarters space (both land and building) at 555 Broadway, New York, NY (the “Property”) from its landlord, ISE 555 Broadway, LLC (the “Landlord”).

Under the terms of the Amended and Restated Lease effective as of August 1, 1999 between the Landlord and the Company (the “Lease”), the Landlord was obligated to offer to sell the Property to the Company prior to marketing the Property for sale to a third party. Pursuant to Section 2.03 of the Lease, the Landlord made the required written offer pursuant to a notice dated October 16, 2013 (“Landlord’s Offer Notice”).

SCHOLASTIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Dollar amounts in millions, except per share data)

Under the terms of the Lease and the Landlord’s Offer Notice, by accepting the Landlord’s offer the Company is obligated to purchase the Property for $255 in cash with no financing contingency, pursuant to a definitive contract of sale which must be executed within thirty (30) days of the receipt of the Company’s Acceptance Letter and which must be consistent with contracts for the sale of like property in the Borough of Manhattan. The Company will be required to deposit into escrow, with the Landlord’s counsel, $50 upon execution of the definitive contract of sale as required by the Landlord’s Offer Notice. The transaction is to be completed by February 3, 2014, subject to the right of the Company to demand one thirty (30) day extension upon the payment of an additional $5 into the escrow. The Company will use existing cash and availability under the Loan Agreement to finance this purchase.

On December 18, 2013, the Company announced that the Board of Directors declared a cash dividend of $0.15 per Class A and Common share in respect of the third quarter of fiscal 2014. The dividend is payable on March 17, 2014 to stockholders of record on January 31, 2014.

SCHOLASTIC CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenue in the quarter ended November 30, 2013 was $623.2 million, compared to $613.5 million in the quarter ended November 30, 2012. The Company reported second quarter earnings per diluted share from continuing operations of $1.80, versus $1.91 in the prior year period. Results for the second quarter of the current fiscal year include a goodwill impairment charge of $13.4 million related to legacy acquisitions made in the Children’s Book Publishing and Distribution segment over 10 years ago and $5.5 million of one-time expenses related to cost reduction and restructuring programs.

Second quarter results were largely driven by profit improvement in children’s books; continued robust performance of the Company’s new educational technology programs, which were successfully launched over the summer; favorable results in classroom book collections and guided reading initiatives; and growing circulation of the Company’s classroom magazines. These results were partially offset by the performance of the International segment, where the impact of double-digit revenue growth in Asia was more than offset by fluctuations in foreign currency exchange rates.

The Company continues to be a critical source of books to support children’s independent reading in school and at home. In the trade channel, The Hunger Games: Catching Fire film release in November 2013 sparked sales of The Hunger Games trilogy books and ebooks following its release, and the new multi-platform series, SPIRIT ANIMALSTM, did well in the second quarter, as did franchise titles such as Harry Potter. Collaborative marketing efforts in the children’s book clubs and fairs channels are providing books to parents and children in a more streamlined, profitable manner.

During the second quarter, strong demand for the Company’s new educational programs and classroom book collections, magazines and other materials, combining both print and digital, drove revenue and operating income growth in the Educational Technology and Services and Classroom and Supplemental Materials Publishing segments. The Company also combined the operations of these two segments during the quarter, which enhances the Company’s ability to support schools and districts with total solutions as new technologies and new standards are being implemented. As a result, the new combined sales force is able to offer a significantly expanded suite of programs and services in support of the Company’s partnerships with schools in helping to raise reading and math achievement to enable children to reach the new Common Core standards.

For fiscal 2014, the Company continues to anticipate total revenues of approximately $1.8 billion and earnings per diluted share from continuing operations in the range of $1.40 to $1.80, before the impact of one-time items associated with cost reduction programs, or non-cash, non-operating items.

SCHOLASTIC CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Results of Operations – Consolidated

Revenues for the quarter ended November 30, 2013 increased by $9.7 million to $623.2 million, compared to $613.5 million in the prior fiscal year quarter. The improvement was driven by continued strong results from new educational technology programs of $5.1 million, continued demand for the Company’s digital and customized print institutional packages contributing $3.6 million, higher book fair revenues of $6.1 million, and increased sales of Hunger Games trilogy titles of $3.4 million. Partially offsetting these improvements were lower International segment revenues resulting from the adverse impact of foreign exchange of $7.5 million and the absence of low margin software sales in Australia of $3.0 million in the current fiscal year quarter and lower book clubs revenues of $2.7 million.

Revenues for the six month period ended November 30, 2013 decreased by $7.4 million to $899.5 million, compared to $906.9 million in the prior fiscal year period. The reduction was driven by lower revenues from the Hunger Games trilogy of $23.0 million across the Children’s Book Publishing and Distribution segment, the International segment and the Media, Licensing and Advertising segment. Lower International segment revenues also resulted from the adverse impact of foreign exchange of $11.9 million in the six month period ended November 30, 2013 and the absence of low margin software sales totaling $6.0 million. Partially offsetting these declines were strong results from new product offerings in the Company’s Educational Technology and Services segment. MATH 180™, iRead™ and Common Core Code X™, all of which are new product offerings successfully launched for the current school year, resulted in increased revenues of $20.2 million. Classroom and Supplemental Materials Publishing segment revenues were also higher by $5.8 million and the Children’s Book Publishing and Distribution segment includes increased Book Fairs revenue of $6.3 million.

Cost of goods sold as a percentage of revenue for the quarter ended November 30, 2013 were flat at approximately 43%, compared to the prior fiscal year quarter. Cost of goods sold as a percentage of revenue for the six months ended November 30, 2013 decreased to 44.8%, compared to 45.5% in the prior fiscal year period. For the six month period ended November 30, 2013, 17.3% of the Company’s revenues were from the Educational Technology and Services segment, compared to 14.6% in the prior fiscal year period. The Educational Technology and Services segment experiences significantly higher gross margins than the Children’s Book Publishing and Distribution and the International segments. This shift in the composition of revenues resulted in the overall improved gross margins.

Components of Cost of goods sold (exclusive of depreciation and amortization) for the three and six months ended November 30, 2013 and 2012 are as follows:

	Three months ended November 30,				Six months ended November 30,
	2013		2012		2013		2012
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Product, service and production costs	$151.8	24.4%	$153.5	25.0%	$218.3	24.3%	$226.0	24.9%
Royalty costs	27.9	4.5%	28.1	4.6%	45.3	5.0%	51.3	5.7%
Prepublication and production amortization	14.9	2.4%	12.2	2.0%	28.0	3.1%	23.9	2.6%
Postage, freight, shipping, fulfillment and other	70.2	11.3%	68.2	11.1%	111.1	12.4%	111.6	12.3%
Total	$264.8	42.5%	$262.0	42.7%	$402.7	44.8%	$412.8	45.5%

Selling, general and administrative expenses (exclusive of depreciation and amortization) in the quarter ended November 30, 2013 increased by $1.6 million to $234.4 million, compared to $232.8 million in the prior fiscal year quarter. The Company recognized $5.5 million of severance costs related to cost saving initiatives implemented in the fiscal quarter ended November 30, 2013. The Company experienced lower salaries and benefits of $2.2 million compared to the prior fiscal year quarter as a result of prior cost savings initiatives.

Selling, general and administrative expenses (exclusive of depreciation and amortization) in the six month period ended November 30, 2013 decreased by $3.5 million to $402.8 million, compared to $406.3 million in the prior fiscal year period. The Company experienced lower salaries and benefits of $5.6 million compared to the prior fiscal period as a result of prior cost savings initiatives. The Company recognized $7.5 million of severance costs related to cost saving initiatives implemented in the six month period ended November 30, 2013.

SCHOLASTIC CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

In the fiscal quarter ended November 30, 2013, the Company recognized a $13.4 million impairment of goodwill attributable to legacy acquisitions in the Children’s Book Publishing and Distribution segment.

For the quarter ended November 30, 2013, net interest expense decreased to $2.1 million, compared to $3.7 million in the prior fiscal year quarter. For the six months ended November 30, 2013, net interest expense decreased to $4.0 million, compared to $7.4 million in the prior fiscal year period. Both periodic reductions reflect the April 2013 repayment of the Company’s 5% Notes.

The Company’s effective tax rate for the current fiscal quarter was 37.0%, compared to 36.3% in the prior fiscal year quarter. The Company’s effective tax rate for the six month period ended November 30, 2013 was 37.1%, compared to 35.1% in the prior fiscal year period. The Company expects an effective tax rate of approximately 40% for fiscal 2014.

Earnings from discontinued operations, net of tax, for the quarter ended November 30, 2013 was less than $0.1 million, compared to a loss of $0.8 million in the prior fiscal year quarter. Earnings from discontinued operations, net of tax, for the six months ended November 30, 2013 was $0.2 million, compared to a loss of $1.2 million in the prior fiscal year period. The Company did not discontinue any operations in the current fiscal year.

Results of Continuing Operations

Children’s Book Publishing and Distribution

	Three months ended				Six months ended
	November 30,				November 30,
($ amounts in millions)	2013	2012	$ change	% change	2013	2012	$ change	% change

Revenues	$352.1	$347.4	$4.7	1.4%	$406.7	$418.3	$(11.6)	-2.8%
Cost of goods sold (exclusive of depreciation and amortization)	132.8	132.0	0.8	0.6%	169.4	173.9	(4.5)	-2.6%
Other operating expenses *	133.3	141.7	(8.4)	-5.9%	208.8	221.8	(13.0)	-5.9%
Depreciation and amortization	3.7	4.3	(0.6)	-14.0%	7.7	8.1	(0.4)	-4.9%
Asset impairments	13.4	–	13.4	n/a	13.4	–	13.4	n/a
Operating income (loss)	$68.9	$69.4	$(0.5)		$7.4	$14.5	$(7.1)

Operating margin	19.6%	20.0%			1.8%	3.5%

* Other operating expenses include selling, general and administrative expenses and bad debt expenses where applicable.

Revenues for the quarter ended November 30, 2013 increased by $4.7 million to $352.1 million, compared to $347.4 million in the prior fiscal year quarter. The Company’s book fair revenues increased $6.1 million due to higher revenue per fair. The Company continues to direct greater book fair resources and support to schools that generate higher book fair revenues. As a result of this focus, revenue per fair has increased 5.8% in the current quarter compared to the prior fiscal year quarter, more than offsetting a 4.4% decline in the number of fairs in the same period. Revenues in the trade channel increased $1.3 million driven by demand for Hunger Games trilogy titles associated with the release of The Hunger Games: Catching Fire movie in November 2013. The Company recently agreed to an internet distribution agreement for Apple’s iBooks platform. Book clubs revenues declined $2.7 million compared to the prior fiscal quarter due to lower revenue per sponsor.

For the six months ended November 30, 2013, segment revenues decreased $11.6 million to $406.7 million, compared to $418.3 million in the prior fiscal year period. Lower revenues in the Company’s trade channel reflected decreased sales of the Hunger Games trilogy of $12.6 million compared to the prior fiscal period, as Hunger Game revenues were lower than the prior fiscal period in the first quarter. The decrease in Hunger Games revenues includes $13.0 million of high margin digital products. Trade revenues from other titles increased modestly in the six month period due to demand for Harry Potter titles and front list titles such as Star Wars: Jedi

SCHOLASTIC CORPORATION

Item 2. MD&A

Academy by Jeffrey Brown, Spirit Animals #1: Wild Born by Brandon Mull, Tui Sutherland’s Wings of Fire #4: The Dark Secret and The Raven Cycle #2: The Dream Thieves by Maggie Stiefvater. These improvements in the trade channel were offset by slightly lower backlist sales compared to the prior fiscal year period. Book fairs and book clubs revenues for the six months were consistent with the quarterly results, since revenues from fairs and clubs are not significant in the first quarter of the fiscal year, as schools are not in session.

Cost of goods sold remained consistent with prior fiscal year periods. Cost of goods sold for the quarter ended November 30, 2013 was $132.8 million, or 38% of revenues, compared to $132.0 million, or 38% of revenues, in the prior fiscal year quarter. Cost of goods sold for the six months ended November 30, 2013 was $169.4 million, or 42% of revenues, compared to $173.9 million, or 42% of revenues, in the prior fiscal period.

Other operating expenses declined to $133.3 million for the quarter ended November 30, 2013, compared to $141.7 million in the prior fiscal year quarter, due to $5.4 million of lower promotional expenses, as the segment provided fewer print promotional materials to book club sponsors. Other operating expenses declined to $208.8 million for the six months ended November 30, 2013 compared to $221.8 million for the prior fiscal year period. Promotional spending for the six month period declined $6.4 million and the segment realized lower employee and information technology costs as a result of prior and current year cost savings initiatives.

In the current fiscal year quarter, $13.4 million of goodwill attributable to legacy acquisitions in the Children’s Book Publishing and Distribution segment was determined to be impaired.

Segment operating income for the quarter ended November 30, 2013 decreased by $0.5 million to $68.9 million, which includes the $13.4 million goodwill impairment, compared to $69.4 million in the prior fiscal year quarter. Higher revenues in book fairs and trade channels combined with a focus on cost savings in the book clubs channel resulted in operating income improvements from all of the segment’s channels. Segment operating income for the six months ended November 30, 2013 was $7.4 million, which includes the $13.4 million goodwill impairment, compared to $14.5 million in the prior fiscal year period. The focus on cost savings in the current period was more than enough to offset the prior fiscal period success of the Hunger Games trilogy.

Educational Technology and Services

	Three months ended				Six months ended
	November 30,				November 30,
($ amounts in millions)	2013	2012	$ change	% change	2013	2012	$ change	% change

Revenues	$60.9	$52.2	$8.7	16.7%	$155.7	$132.2	$23.5	17.8%
Cost of goods sold (exclusive of depreciation and amortization)	24.7	21.1	3.6	17.1%	52.8	46.8	6.0	12.8%
Other operating expenses *	29.1	25.5	3.6	14.1%	59.3	54.7	4.6	8.4%
Depreciation and amortization	0.2	0.3	(0.1)	-33.3%	0.5	0.6	(0.1)	-16.7%
Operating income (loss)	$6.9	$5.3	$1.6		$43.1	$30.1	$13.0

Operating margin	11.3%	10.2%			27.7%	22.8%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and asset impairments where applicable.

Revenues for the quarter ended November 30, 2013 increased by $8.7 million to $60.9 million, compared to $52.2 million in the prior fiscal year quarter. The increase was driven by strong customer demand for newly launched products such as MATH 180™, iRead™ and Common Core Code X™. Collectively these new products accounted for $5.1 million of increased revenues in the fiscal quarter ended November 30, 2013. Revenues from the Company’s curriculum technology reading platforms increased $3.1 million, as increased revenues from sales of System 44® Next Generation were partially offset by revenue declines for Read 180®. The success of System 44® Next Generation, which was released late in fiscal 2013, continues the Company’s leading position as a provider of interventive reading technology solutions. Revenues from other products and services increased modestly in the fiscal quarter ended November 30, 2013. Revenues for this segment are traditionally lower in the second fiscal quarter than they are in the first fiscal quarter.

SCHOLASTIC CORPORATION

Item 2. MD&A

Revenues for the six months ended November 30, 2013 increased by $23.5 million to $155.7 million, compared to $132.2 million in the prior fiscal year period. The newly launched products mentioned above accounted for $20.2 million of the increased revenues. Revenues from the Company’s curriculum technology reading platforms increased $5.0 million for the six months ended November 30, 2013, as increased revenues from sales of System 44® Next Generation were partially offset by revenue declines for Read 180®.

Cost of goods sold increased to $24.7 million, or 41% of revenues, in the quarter ended November 30, 2013, compared to $21.1 million, or 40% of revenues, in the prior fiscal quarter. Higher amortization of prepublication costs for newly launched products offset lower variable per unit costs of goods sold in the quarter ended November 30, 2013. Cost of goods sold increased to $52.8 million, or 34% of revenues, for the six months ended November 30, 2013, compared to $46.8 million, or 35% of revenues, in the prior fiscal period.

Other operating expenses for the quarter ended November 30, 2013 increased by $3.6 million to $29.1 million, compared to $25.5 million in the prior fiscal year quarter. The increase was due to higher outside services, conventions, commission expense and general expenses associated with the increased revenues. For the six months ended November 30, 2013, other operating expenses increased $4.6 million compared to the prior fiscal period, also due to higher conventions, commission expense and general expenses.

Segment operating income for the quarter ended November 30, 2013 increased by $1.6 million compared to the prior fiscal year quarter. For the six months ended November 30, 2013, operating income was $13.0 million higher than the prior fiscal year period. The segment continues to benefit from the strong demand for the new products referred to above. These new products:

•	broaden the Company’s curriculum offering and market presence, notably in mathematics;
•	assist educators in the implementation of Common Core State Standards; and
•	enable more technology solutions to be incorporated in the classroom.

This segment continues to collaborate with the Classroom and Supplemental Materials Publishing group to better leverage sales, marketing and distribution of the Company’s complete suite of product offerings to educational institutions.

Classroom and Supplemental Materials Publishing

	Three months ended				Six months ended
	November 30,				November 30,
($ amounts in millions)	2013	2012	$ change	% change	2013	2012	$ change	% change

Revenues	$59.1	$53.2	$5.9	11.1%	$96.9	$91.1	$5.8	6.4%
Cost of goods sold (exclusive of depreciation and amortization)	20.3	17.9	2.4	13.4%	36.0	34.5	1.5	4.3%
Other operating expenses *	27.8	27.6	0.2	0.7%	51.2	51.1	0.1	0.2%
Depreciation and amortization	0.3	0.3	-	0.0%	0.6	0.7	(0.1)	-14.3%
Operating income (loss)	$10.7	$7.4	$3.3		$9.1	$4.8	$4.3

Operating margin	18.1%	13.9%			9.4%	5.3%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and asset impairments where applicable.

Revenues for the quarter ended November 30, 2013 increased $5.9 million to $59.1 million, compared to $53.2 million in the prior fiscal year quarter. The current period experienced higher revenues of $3.5 million for classroom books, driven by continued demand for the Company’s digital and customized print institutional packages. Revenues from sales of classroom magazines increased $2.3 million due to modestly higher circulation volumes. Revenues for the six months ended November 30, 2013 increased $5.8 million to $96.9 million, compared to $91.1 million in the prior fiscal year period. This increase partially resulted from the aforementioned demand for digital and customized print packages. The Company has recently enhanced its online store for teachers, resulting in improved ecommerce activity from this market, increasing revenue by $3.7 million through the online store for the six months ended November 30, 2013.

Cost of goods sold for the quarter ended November 30, 2013 was $20.3 million, or 34% of revenue, compared to $17.9 million, or 34% of revenue, in the prior fiscal year quarter. Cost of goods sold for the six months ended November 30, 2013 was $36.0 million,

SCHOLASTIC CORPORATION

Item 2. MD&A

or 37% of revenue, compared to $34.5 million, or 38% of revenue, in the prior fiscal year quarter. The absolute increase for both periods is attributable to the higher revenues in the fiscal quarter and six month period ended November 30, 2013.

Other operating expenses for the quarter ended November 30, 2013 and the six month period ended November 30, 2013 were flat to the same periods in the prior fiscal year.

Segment operating income for the quarter ended November 30, 2013 and the six month period ended November 30, 2013 improved $3.3 million and $4.3 million, respectively. The classroom magazines business continues to experience improved circulation as customers seek supplemental content to meet Common Core State Standards, and the Company expects this trend to continue for the rest of the fiscal year. Additionally, the segment is receiving positive feedback and increased demand from customers for recently launched customized digital and print institutional packages, broadening the offering to classrooms.

Media, Licensing and Advertising

	Three months ended				Six months ended
	November 30,				November 30,
($ amounts in millions)	2013	2012	$ change	% change	2013	2012	$ change	% change

Revenues	$15.5	$17.0	$(1.5)	-8.8%	$25.9	$31.4	$(5.5)	-17.5%
Cost of goods sold (exclusive of depreciation and amortization)	6.8	7.9	(1.1)	-13.9%	11.3	13.1	(1.8)	-13.7%
Other operating expenses *	9.1	7.0	2.1	30.0%	16.8	15.9	0.9	5.7%
Depreciation and amortization	0.0	0.1	(0.1)	-100.0%	0.1	0.2	(0.1)	-50.0%

Operating income (loss)	$(0.4)	$2.0	$(2.4)		$(2.3)	$2.2	$(4.5)

Operating margin	-	11.8%			-	7.0%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and asset impairments where applicable.

Revenues for the quarter ended November 30, 2013 decreased by $1.5 million to $15.5 million, compared to $17.0 million in the prior fiscal year quarter. This decrease was primarily the result of a $1.8 million decrease in sales of Leapster products. Revenues for Company programming were down modestly in the quarter ended November 30, 2013; however, during the quarter the Company entered into a contract to provide Netflix with internet distribution rights for Clifford® programming. Magazines were up modestly due to increased custom publishing revenues. Revenues for the six months ended November 30, 2013 decreased $5.5 million to $25.9 million, compared to $31.4 million in the prior fiscal year quarter. This decrease was primarily related to decreased sales of the Hunger Games trilogy audio books of $4.0 million.

Cost of goods sold was $6.8 million, or 44% of revenue, for the quarter ended November 30, 2013, compared to $7.9 million, or 46% of revenue, for the prior fiscal year quarter. Lower current quarter programming amortization costs and lower volumes of low-margin Leapster product are responsible for the decrease as a percentage of revenues. For the six month period ended November 30, 2013, cost of goods sold was $11.3 million, or 44% of revenues, compared to $13.1 million, or 42% of revenues, in the prior fiscal period. The increase as a percentage of revenue is attributable to higher volumes of Hunger Games audio books, which carry a relatively low cost of goods sold, in the prior fiscal year period.

Other operating expenses were $9.1 million for the quarter ended November 30, 2013, compared to $7.0 million for the prior fiscal year quarter. The prior year includes $1.3 million of settlement income. Other operating expenses were $16.8 million for the six months ended November 30, 2013, compared to $15.9 million for the prior fiscal year period.

Segment operating loss for the quarter ended November 30, 2013 was $0.4 million, compared to operating income of $2.0 million in the prior fiscal year quarter. The $1.3 million of settlement income in the prior year quarter combined with the decreased revenues drove the decline. For the six month period ended November 30, 2013, operating loss was $2.3 million, compared to operating income of $2.2 million in the prior fiscal year period. The decline was due to the aforementioned settlement income and the decrease

SCHOLASTIC CORPORATION

Item 2. MD&A

in sales of the Hunger Games audio books. The segment continues to decrease its reliance on low-margin console products and is focusing its efforts on repurposing content for digital platforms, both internally and by partnering with distributors such as Netflix.

International

	Three months ended				Six months ended
	November 30,				November 30,
($ amounts in millions)	2013	2012	$ change	% change	2013	2012	$ change	% change

Revenues	$135.6	$143.7	$(8.1)	-5.6%	$214.3	$233.9	$(19.6)	-8.4%
Cost of goods sold (exclusive of depreciation and amortization)	64.1	67.8	(3.7)	-5.5%	102.5	113.9	(11.4)	-10.0%
Other operating expenses *	48.1	49.9	(1.8)	-3.6%	87.9	90.0	(2.1)	-2.3%
Depreciation and amortization	1.2	1.3	(0.1)	-7.7%	2.4	2.5	(0.1)	-4.0%
Operating income (loss)	$22.2	$24.7	$(2.5)		$21.5	$27.5	$(6.0)

Operating margin	16.4%	17.2%			10.0%	11.8%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and asset impairments where applicable.

Revenues for the quarter ended November 30, 2013 decreased by $8.1 million to $135.6 million, compared to $143.7 million in the prior fiscal year quarter. This decrease was due to the negative impact of foreign exchange of $7.5 million; lower sales to major market trade channels, including Canada, Australia and the UK, of $2.6 million; lower low-margin revenues of $3.0 million from an Australian software business; and decreased exports from U.S. operations of $1.7 million. Partially offsetting these declines were improved revenues from Asian markets of $4.0 million spread across the region and higher sales to major market book fair channels of $2.4 million.

Revenues for the six months ended November 30, 2013 decreased by $19.6 million to $214.3 million, compared to $233.9 million in the prior fiscal year quarter. This decrease was due to lower sales to major market trade channels of $9.0 million, driven by higher prior period sales of the Hunger Games trilogy; foreign exchange decreases of $11.9 million; a decrease of $6.0 million from an Australian software business; and lower exports from U.S. operations of $1.2 million. Partially offsetting these declines were improved revenues from Asian markets of $5.7 million.

Cost of goods sold for the quarter ended November 30, 2013 was $64.1 million, or 47% of sales, compared to $67.8 million, or 47% of sales, in the prior fiscal year quarter. Cost of goods sold for the six months ended November 30, 2013 was $102.5 million, or 48% of sales, compared to $113.9 million, or 49% of sales, in the prior fiscal year period.

Other operating expenses for the quarter ended November 30, 2013 decreased by $1.8 million to $48.1 million, from $49.9 million in the prior fiscal year quarter. Lower selling, general and administrative costs of $2.9 million, combined with a gain of $1.0 million realized in Australia, were partially offset by increased costs paid by the U.S. operations on behalf of foreign subsidiaries of $1.4 million. For the six months ended November 30, 2013, other operating expenses declined $2.1 million. Lower employee and general expenses combined with the Australia gain were partially offset by increased charges from U.S. operations. The six month period ended November 30, 2013 includes $0.6 million of severance expense related to cost savings initiatives in the Company’s Asia operations.

Segment operating results for the quarter ended November 30, 2013 and the six month period ended November 30, 2013 decreased by $2.5 million and $6.0 million, respectively. These decreases reflect lower trade channel sales in major markets for both periods, largely due to the high level of Hunger Games trilogy sales in the prior fiscal periods. The decrease in sales from the Australian software business did not significantly impact earnings, as these sales were low margin sales. The Company continues to focus on English language educational businesses, based in Singapore, which it views as a future growth driver.

SCHOLASTIC CORPORATION

Item 2. MD&A

Overhead

Unallocated overhead expense for the quarter ended November 30, 2013 increased $6.8 million to $13.6 million, from $6.8 million in the prior fiscal period, primarily due to $5.5 million of severance related to cost savings initiatives.

Unallocated overhead expense for the six months ended November 30, 2013 increased $5.9 million to $30.0 million, from $24.1 million in the prior fiscal period, primarily due to $6.9 million of severance related to cost savings initiatives.

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book fair and book club channels and most of its magazines operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, these school-based channel revenues are greatest in the second and fourth quarters of the fiscal year, while revenues from the sale of instructional materials and educational technology products and services are highest in the first and fourth quarters. The Company generally experiences a loss from operations in the first and third quarters of each fiscal year. Trade sales can vary through the year due to varying release dates of published titles.

SCHOLASTIC CORPORATION

Item 2. MD&A

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $117.2 million at November 30, 2013, $87.4 million at May 31, 2013 and $257.3 million at November 30, 2012. Cash and cash equivalents held by the Company’s US operations totaled $101.6 million at November 30, 2013, $60.0 million at May 31, 2013 and $233.4 million at November 30, 2012.

Cash provided by operating activities was $81.5 million for the six months ended November 30, 2013, compared to cash provided by operating activities of $127.4 million for the prior fiscal year period, representing a decrease in cash provided by operating activities of $45.9 million. In the fourth quarter of fiscal 2012, the Company experienced strong sales of the Hunger Games trilogy titles, and subsequently collected significant cash from these customers in the first quarter of fiscal 2013. Partially offsetting these collections were higher royalty payments in the prior fiscal year period, also associated with the Hunger Games success, and higher payouts for incentive compensation of $28.7 million in the first quarter of fiscal 2013. Lower net income tax payments of $17.7 million also partially offset the decline.

Cash used in investing activities was $45.6 million for the six months ended November 30, 2013, compared to $63.1 million in the prior fiscal year period. The difference is attributable to higher spending on technology assets of $7.9 million and higher spending on book fairs fleet vehicles of $2.2 million in the prior fiscal year period. In the current fiscal year period, the Company invested $1.0 million for a 20% interest in a software development entity, and collected $1.3 million of proceeds from a sold asset.

Cash used in financing activities was $5.6 million for the six months ended November 30, 2013, compared to cash used in financing activities of $3.4 million for the prior fiscal year period. Current fiscal year net short-term borrowings totaled $7.5 million compared to net repayments of $5.6 million in the prior fiscal period. Proceeds pursuant to employee stock plans declined $9.9 million, in part due to a decrease in the amount of stock options held by employees.

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

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses, acquire other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. In the current fiscal year period, the Company purchased $6.2 million of Company shares on the open market. The Company recently agreed to purchase the land and building comprising the leased portion of the Company’s New York City corporate headquarters, located in SoHo, for $255.0 million. The Company will use existing cash and availability under the Revolving Loan to finance this purchase. The agreement provides for the transaction to be completed by February 3, 2014, subject to the right of the Company to demand one 30 day extension.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, dividends, currently authorized common share repurchases, debt service, planned capital expenditures and other investments. As of November 30, 2013, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $117.2 million, cash from operations, and funding available under the Revolving Loan totaling approximately $425.0 million. Additionally, the Company has short-term credit facilities of $49.5 million, net of current borrowings of $9.6 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

SCHOLASTIC CORPORATION

Item 2. MD&A

Financing

Loan Agreement

There were no outstanding borrowings under the Loan Agreement as of November 30, 2013. For a more complete description of the Company’s Loan Agreement see Note 4 of Notes to Condensed Consolidated Financial Statements-Unaudited in Item 1, “Financial Statements.”

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

SCHOLASTIC CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts which were not significant as of November 30, 2013. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Additional information relating to the Company’s outstanding financial instruments is included in Note 4 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements”

The following table sets forth information about the Company’s debt instruments as of November 30:

($ amounts in millions)	Fiscal Year Maturity
	2014 (1)	2015	2016	2017	2018	Thereafter	Total	Fair Value @ 11/30/13

Debt Obligations
Lines of Credit	$9.6	$-	$-	$-	$-	$-	$9.6	$9.6
Average interest rate	5.1%	-	-	-	-	-

Short-term debt
Fixed-rate debt	$-	$-	$-	$-	$-	$-	$-	$-
Average interest rate	-	-	-	-	-	-

(1)	Fiscal 2014 includes the remaining six months of the current fiscal year ending May 31, 2014.
34

SCHOLASTIC CORPORATION

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of November 30, 2013, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended November 30, 2013:

Issuer Purchases of Equity Securities

(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
September 1, 2013 through September 30, 2013	76,128	$28.98	76,128	$16.8
October 1, 2013 through October 31, 2013	104,993	$28.27	104,993	$13.8
November 1, 2013 through November 30, 2013	13,329	$28.29	13,329	$13.4

Total	194,450	$28.55	194,450	$13.4

(i) Represents the remaining amount under the $20 million Common share repurchase program announced on December 16, 2009 and the further $200 million Board authorization for Common share repurchases announced in connection with the modified Dutch auction tender offer commenced by the Company on September 28, 2010 and completed in November 2010. Approximately $156 million was used for repurchases in such tender offer, leaving, after subsequent additional open market repurchases of $25.0 million, $19.0 million at September 1, 2013 for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions, under the current Board authorization.

SCHOLASTIC CORPORATION

Item 6. Exhibits

Exhibits:

*10.1	Severance Agreement, dated September 26, 2013, between Scholastic Corporation and Maureen O’Connell.

*10.2	Scholastic Corporation 2013 Executive Performance Incentive Plan.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.
37

SCHOLASTIC CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: January 7, 2014	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board,
President and Chief
Executive Officer

Date: January 7, 2014	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)
38

SCHOLASTIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q, DATED NOVEMBER 30, 2013

Exhibits Index

Exhibit Number	Description of Document

*10.1	Severance Agreement, dated September 26, 2013, between Scholastic Corporation and Maureen O’Connell.

*10.2	Scholastic Corporation 2013 Executive Performance Incentive Plan.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Document **

101.DEF	XBRL Taxonomy Extension Definitions Document **

101.LAB	XBRL Taxonomy Extension Labels Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

*Referenced exhibit is a management contract or compensation plan or arrangement described in item 601 (b) (10) (iii) of Regulation S-K.

**In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

39