Form 10-Q
period 2014-02-28
SCHOLASTIC CORP
filed 2014-03-27
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2014	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of February 28, 2014

Common Stock, $.01 par value	30,540,941
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended February 28,		Nine months ended February 28,
	2014	2013	2014	2013
Revenues	$373.5	$378.6	$1,273.0	$1,285.5
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization)	190.7	190.0	593.4	602.8
Selling, general and administrative expenses (exclusive of depreciation and amortization)	202.9	199.5	605.7	605.8
Depreciation and amortization	14.2	16.5	46.0	49.3
Asset impairments	—	—	13.4	—
Total operating costs and expenses	407.8	406.0	1,258.5	1,257.9
Operating income (loss)	(34.3)	(27.4)	14.5	27.6
Interest expense, net	(1.9)	(4.1)	(5.9)	(11.5)
Loss on investment	(4.7)	—	(4.7)	—
Earnings (loss) from continuing operations before income taxes	(40.9)	(31.5)	3.9	16.1
Provision (benefit) for income taxes	(28.8)	(11.6)	(12.2)	5.1
Earnings (loss) from continuing operations	(12.1)	(19.9)	16.1	11.0
Earnings (loss) from discontinued operations, net of tax	0.0	(0.2)	0.2	(1.4)
Net income (loss)	$(12.1)	$(20.1)	$16.3	$9.6
Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic:
Earnings (loss) from continuing operations	$(0.38)	$(0.62)	$0.50	$0.34
Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.01)	$0.01	$(0.04)
Net income (loss)	$(0.38)	$(0.63)	$0.51	$0.30
Diluted:
Earnings (loss) from continuing operations	$(0.38)	$(0.62)	$0.50	$0.34
Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.01)	$0.00	$(0.05)
Net income (loss)	$(0.38)	$(0.63)	$0.50	$0.29
Dividends declared per class A and common share	$0.150	$0.125	$0.425	$0.375

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended February 28,		Nine months ended February 28,
	2014	2013	2014	2013
Net income (loss)	$(12.1)	$(20.1)	$16.3	$9.6
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(3.2)	(5.2)	(5.8)	1.9
Pension and post-retirement adjustments:
Amortization of prior service cost (credit)	(0.1)	(0.1)	(0.2)	(0.3)
Amortization of unrecognized gain (loss) included in net periodic cost	1.8	0.8	3.2	3.9
Total other comprehensive income (loss)	$(1.5)	$(4.5)	$(2.8)	$5.5
Comprehensive income (loss)	$(13.6)	$(24.6)	$13.5	$15.1

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	February 28, 2014	May 31, 2013	February 28, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$22.0	$87.4	$196.7
Accounts receivable, net	206.0	214.9	196.4
Inventories, net	335.6	278.1	352.5
Deferred income taxes	76.6	79.2	71.4
Prepaid expenses and other current assets	70.9	61.2	76.6
Current assets of discontinued operations	0.4	0.4	8.5
Total current assets	711.5	721.2	902.1
Property, plant and equipment, net	481.9	311.6	322.3
Prepublication costs	147.0	147.3	139.6
Royalty advances, net	39.7	37.0	36.8
Production costs	5.2	1.7	2.0
Goodwill	144.5	157.9	158.0
Other intangibles	12.8	14.6	15.0
Noncurrent deferred income taxes	5.4	14.9	42.5
Other assets and deferred charges	39.9	34.8	35.2
Total assets	$1,587.9	$1,441.0	$1,653.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	$4.7	$2.0	$1.8
Capital lease obligations	0.0	0.2	0.4
Accounts payable	159.8	156.2	157.9
Accrued royalties	53.9	34.4	66.3
Deferred revenue	83.0	48.1	81.4
Other accrued expenses	167.5	179.5	175.3
Current liabilities of discontinued operations	1.1	1.3	1.7
Total current liabilities	470.0	421.7	484.8
Noncurrent Liabilities:
Long-term debt	175.0	—	153.0
Capital lease obligations	0.0	57.5	57.2
Other noncurrent liabilities	66.9	97.4	112.7
Total noncurrent liabilities	241.9	154.9	322.9
Commitments and Contingencies	—	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	579.6	582.9	582.0
Accumulated other comprehensive income (loss)	(68.2)	(65.4)	(68.7)
Retained earnings	741.9	738.9	721.4
Treasury stock at cost	(377.7)	(392.4)	(389.3)
Total stockholders’ equity	876.0	864.4	845.8
Total liabilities and stockholders’ equity	$1,587.9	$1,441.0	$1,653.5
 See accompanying notes

SCHOLASTIC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Nine months ended
	February 28, 2014	February 28, 2013
Cash flows - operating activities:
Net income (loss)	$16.3	$9.6
Earnings (loss) from discontinued operations, net of tax	0.2	(1.4)
Earnings (loss) from continuing operations	16.1	11.0
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	6.4	3.9
Provision for losses on inventory	16.7	16.7
Provision for losses on royalty advances	3.0	3.9
Amortization of prepublication and production costs	43.3	36.5
Depreciation and amortization	47.2	51.0
Deferred income taxes	11.9	0.1
Asset impairments	13.4	—
Stock-based compensation	7.8	5.2
Non cash net (gain) loss on equity investments	(1.7)	(1.5)
Unrealized loss on investment	4.7	—
Changes in assets and liabilities:
Accounts receivable	0.0	118.4
Inventories	(77.7)	(71.7)
Other current assets	(7.0)	(27.5)
Deferred promotion costs	(2.8)	(2.1)
Royalty advances	(5.4)	(5.9)
Accounts payable	3.8	36.8
Other accrued expenses	(9.4)	(58.9)
Accrued royalties	19.4	(26.9)
Deferred revenue	35.1	34.2
Pension and post-retirement liabilities	(9.4)	(11.3)
Other noncurrent liabilities	(29.3)	(4.6)
Other, net	(0.9)	1.6
Total adjustments	69.1	97.9
Net cash provided by (used in) operating activities of continuing operations	85.2	108.9
Net cash provided by (used in) operating activities of discontinued operations	0.1	(1.2)
Net cash provided by (used in) operating activities	85.3	107.7

Cash flows - investing activities:
Prepublication and production expenditures	(47.3)	(51.3)
Additions to property, plant and equipment	(19.4)	(42.1)
Purchase of building	(253.9)	—
Acquisition related payments	(1.0)	(0.1)
Proceeds from the sale of asset	1.3	—
Net cash provided by (used in) investing activities of continuing operations	(320.3)	(93.5)
Net cash provided by (used in) investing activities of discontinued operations	—	(1.4)
Net cash provided by (used in) investing activities	(320.3)	(94.9)
 See accompanying notes

SCHOLASTIC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Nine months ended
	February 28, 2014	February 28, 2013
Cash flows - financing activities:
Net borrowings under credit agreement and revolving loan	175.0	—
Borrowings under lines of credit	160.0	21.3
Repayment of lines of credit	(157.1)	(25.9)
Repayment of capital lease obligations	(0.2)	(0.8)
Reacquisition of common stock	(6.2)	(5.8)
Proceeds pursuant to stock-based compensation plans	10.0	12.0
Payment of dividends	(12.9)	(11.9)
Other	1.5	(0.9)
Net cash provided by (used in) financing activities of continuing operations	170.1	(12.0)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	1.0
Net increase (decrease) in cash and cash equivalents	(65.4)	1.8
Cash and cash equivalents at beginning of period	87.4	194.9
Cash and cash equivalents at end of period	$22.0	$196.7

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

Building Purchase

The Company entered into a Purchase and Sale Agreement (the "Purchase Agreement") on January 21, 2014 to acquire its headquarters space (including land, building, fixtures and related personal property and leases) at 555 Broadway, New York, NY (the "Property") from its landlord, ISE 555 Broadway, LLC ("Landlord"). The closing under the Purchase Agreement occurred on February 28, 2014. The acquisition price under the Purchase Agreement was $253.9 in cash, including closing costs. Prior to the acquisition, the property was recorded by the Company as a capital lease.

Discontinued Operations

The Company closed certain operations during fiscal 2012 and fiscal 2013. All of these businesses are classified as discontinued operations in the Company’s financial statements. See Note 2, “Discontinued Operations,” for additional information. The Company did not discontinue any operations in the current fiscal year.

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

Use of estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Regulation S-X. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to:

•	Accounts receivable, returns and allowances

•	Pension and other post-retirement obligations

•	Uncertain tax positions

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

•	Inventory reserves

•	Gross profits for book fair operations during interim periods

•	Sales taxes

•	Royalty advance reserves

•	Customer reward programs

•	Impairment testing for goodwill for assessment and measurement, intangibles and other long-lived assets and investments.

Restricted Cash

The condensed consolidated balance sheets include restricted cash of $0.5, $1.0 and $1.6 at February 28, 2014, May 31, 2013 and February 28, 2013, respectively, which is reported in “Other current assets.”

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

An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should generally be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows:

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

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three months ended February 28,		Nine months ended February 28,
	2014	2013	2014	2013
Revenues	$0.0	$1.9	$0.1	$4.8
Earnings (loss) before income taxes	0.0	(0.2)	0.3	(2.2)
Income tax benefit (provision)	(0.0)	0.0	(0.1)	0.8
Earnings (loss) from discontinued operations, net of tax	$0.0	$(0.2)	$0.2	$(1.4)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table sets forth the assets and liabilities of the discontinued operations included in the condensed consolidated balance sheets of the Company as of the dates indicated:

	February 28, 2014	May 31, 2013	February 28, 2013
Accounts receivable, net	$0.0	$0.0	$0.0
Other assets	0.4	0.4	8.5
Current assets of discontinued operations	$0.4	$0.4	$8.5
Accrued expenses and other current liabilities	1.1	1.3	1.7
Current liabilities of discontinued operations	$1.1	$1.3	$1.7

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution(1)	Educational Technology and Services	Classroom and Supplemental Materials Publishing	Media, Licensing and Advertising(1)	Overhead(1)(2)	Total Domestic	International	Total
Three months ended February 28, 2014
Revenues	$190.0	$35.8	$44.5	$12.2	$—	$282.5	$91.0	$373.5
Bad debt expense	0.2	0.4	0.4	0.1	—	1.1	1.4	2.5
Depreciation and amortization(3)	7.8	7.1	2.7	1.4	8.7	27.7	1.9	29.6
Segment operating income (loss)	(10.6)	(10.7)	1.3	(1.5)	(12.9)	(34.4)	0.1	(34.3)
Expenditures for long-lived assets including royalty advances	8.9	7.1	2.3	2.6	256.8	277.7	2.6	280.3
Three months ended February 28, 2013
Revenues	$187.5	$41.8	$43.2	$11.7	$—	$284.2	$94.4	$378.6
Bad debt expense	(1.6)	0.5	—	—	—	(1.1)	0.5	(0.6)
Depreciation and amortization(3)	7.7	5.8	2.4	1.1	10.3	27.3	1.9	29.2
Segment operating income (loss)	(9.9)	(3.5)	(0.2)	(2.2)	(13.6)	(29.4)	2.0	(27.4)
Expenditures for long-lived assets including royalty advances	11.9	10.6	2.7	1.5	7.6	34.3	3.5	37.8

	Children’s Book Publishing and Distribution(1)	Educational Technology and Services	Classroom and Supplemental Materials Publishing	Media, Licensing and Advertising(1)	Overhead(1)(2)	Total Domestic	International	Total
Nine months ended February 28, 2014
Revenues	$596.7	$191.5	$141.4	$38.1	$—	$967.7	$305.3	$1,273.0
Bad debt expense	1.6	0.8	1.0	0.2	—	3.6	2.8	6.4
Depreciation and amortization(3)	23.6	21.0	7.8	2.5	29.2	84.1	5.2	89.3
Asset impairments (4)	13.4	—	—	—	—	13.4	—	13.4
Segment operating income (loss)	(3.2)	32.4	10.4	(3.8)	(42.9)	(7.1)	21.6	14.5
Segment assets at 2/28/14	442.2	162.1	145.1	26.5	558.7	1,334.6	252.9	1,587.5
Goodwill at 2/28/14	40.9	22.7	65.4	5.4	—	134.4	10.1	144.5
Expenditures for long-lived assets including royalty advances	30.8	22.9	6.9	6.2	264.8	331.6	7.8	339.4
Long-lived assets at 2/28/14	145.8	118.1	89.9	15.2	418.8	787.8	62.7	850.5
Nine months ended February 28, 2013
Revenues	$605.8	$174.0	$134.3	$43.1	$—	$957.2	$328.3	$1,285.5
Bad debt expense	—	0.6	1.2	—	—	1.8	2.1	3.9
Depreciation and amortization(3)	23.1	17.1	6.7	2.6	31.0	80.5	5.3	85.8
Asset impairments (4)	—	—	—	—	—	—	—	—
Segment operating income (loss)	4.6	26.6	4.6	—	(37.7)	(1.9)	29.5	27.6
Segment assets at 2/28/13	549.9	177.1	159.9	25.5	433.7	1,346.1	298.9	1,645.0
Goodwill at 2/28/13	54.3	22.7	65.4	5.4	—	147.8	10.2	158.0
Expenditures for long-lived assets including royalty advances	39.1	28.0	6.9	3.4	25.9	103.3	8.6	111.9
Long-lived assets at 2/28/13	170.2	111.8	90.2	12.2	241.5	625.9	68.4	694.3

(1)
As discussed under “Discontinued Operations” in Note 1, “Basis of Presentation,” the Company closed certain operations during fiscal 2012 and fiscal 2013. All of these businesses are classified as discontinued operations in the Company’s financial statements and, as such, are not reflected in this table.

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

(3)	Includes depreciation of property, plant and equipment and amortization of intangible assets, prepublication and production costs.

(4)	Includes an impairment of goodwill (see Note 7, “Goodwill and Other Intangibles”).

4. Debt

The following table summarizes debt as of the dates indicated:

	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	February 28, 2014		May 31, 2013		February 28, 2013
Loan Agreement:
Revolving Loan (interest rate of 1.3%)	$175.0	$175.0	$—	$—	$—	$—
Unsecured lines of credit (weighted average interest rates of 4.8%, 9.0% and 8.9%, respectively)	$4.7	$4.7	$2.0	$2.0	$1.8	$1.8
5% Notes due 2013, net of discount	—	—	—	—	153.0	153.0
Total debt	$179.7	$179.7	$2.0	$2.0	$154.8	$154.8
Less lines of credit, short-term debt and current portion of long-term debt	(4.7)	(4.7)	(2.0)	(2.0)	(1.8)	(1.8)
Total long-term debt	$175.0	$175.0	$—	$—	$153.0	$153.0

The following table sets forth the maturities of the Company’s debt obligations as of February 28, 2014, for the twelve-month periods ending February 28,

2015	$4.7
2016	$—
2017	$—
2018	$175.0
Total debt	$179.7

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

As of February 28, 2014, the indicated spread on Base Rate Advances was 0.18% and the indicated spread on Eurodollar Rate Advances was 1.18%, both based on the Company’s prevailing consolidated debt to total capital ratio. The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At February 28, 2014, the facility fee rate was 0.20%.

As of February 28, 2014, the Company's borrowings under the Loan Agreement totaled $175.0. The Company incurred this obligation in the current fiscal quarter to partially finance the purchase of the land and building of a previously leased property at 555 Broadway in Manhattan. While this obligation is not due until the December 5, 2017 maturity date, the Company may, from time to time, make payments to reduce this obligation when cash from operations becomes available.

The Company had open standby letters of credit totaling $5.7, including $0.4 under the Loan Agreement, as of February 28, 2014. A $1.0 standby letter of credit under the Loan Agreement was canceled on February 28, 2014 due to the purchase of the building mentioned above. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at February 28, 2014, the Company was in compliance with these covenants.

Lines of Credit

As of February 28, 2014, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $14.7. There were no outstanding borrowings under these credit lines at February 28, 2014, May 31, 2013 and February 28, 2013. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of February 28, 2014, the Company had various local currency credit lines, with maximum available borrowings in amounts equivalent to $34.3, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender. Outstanding borrowings under these lines of credit totaled $4.7, $2.0 and $1.8 at February 28, 2014, May 31, 2013 and February 28, 2013, respectively.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

6. Earnings (Loss) Per Share

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the three and nine-month periods ended February 28, 2014 and 2013, respectively:

	Three months ended February 28,		Nine months ended February 28,
	2014	2013	2014	2013
Earnings (loss) from continuing operations attributable to Class A and Common Shares	$(12.1)	$(19.9)	$16.1	$10.9
Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	0.0	(0.2)	0.2	(1.4)
Net income (loss) attributable to Class A and Common Shares	$(12.1)	$(20.1)	$16.3	$9.5
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	32.0	32.0	31.9	31.8
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	—	—	0.5	0.6
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	32.0	32.0	32.4	32.4
Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.38)	$(0.62)	$0.50	$0.34
Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.01)	$0.01	$(0.04)
Net income (loss)	$(0.38)	$(0.63)	$0.51	$0.30
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.38)	$(0.62)	$0.50	$0.34
Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.01)	$0.00	$(0.05)
Net income (loss)	$(0.38)	$(0.63)	$0.50	$0.29

Earnings from continuing operations exclude earnings of less than $0.1 for the nine months ended February 28, 2014, and earnings of $0.1 for the nine months ended February 28, 2013, attributable to participating Restricted Stock Units (“RSUs”).

The following table sets forth Options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	February 28, 2014	February 28, 2013
Options outstanding pursuant to stock-based compensation plans (in millions)	4.4	4.2

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

As of February 28, 2014, $13.4 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors. See Note 12, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

In the current fiscal year, the Company recognized an impairment of $13.4 of goodwill associated with the book clubs reporting unit in the Children’s Book Publishing and Distribution segment. In the second quarter of fiscal year 2014, expected revenues for the reporting unit declined, resulting in an impairment indicator. Revenues in the first fiscal quarter are not significant for this reporting unit as schools are not in session. As of November 30, 2013, the fair value of the reporting unit was approximately $13.0 less than the carrying value of $66.9. The Company used forecasted cash flows, which were adjusted from those used in the latest annual valuation to reflect the revised outlook for the reporting unit, in determining its fair value. Management revised its outlook for the reporting unit as revenues did not meet expectations during the period, and future revenue expectations were revised consistent with the current period decline. A discount rate of 15.5% and a perpetual growth rate of 3.0% were employed for the discounted cash flow analysis . The reporting unit is dependent upon internally developed intangible assets including trade names and customer lists which have no carrying value, but have substantial fair value. In the third quarter of the current fiscal year, the Company completed step two of the goodwill impairment process, and determined that the fair value of the reporting unit's inventory and internally developed intangible assets rendered 100% of the goodwill impaired, consistent with the Company's initial estimates.

The following table summarizes the activity in Goodwill for the periods indicated:

	Nine months ended February 28, 2014	Twelve months ended May 31, 2013	Nine months ended February 28, 2013
Gross beginning balance	$178.7	$178.5	$178.5
Accumulated impairment	(20.8)	(20.8)	(20.8)
Beginning balance	$157.9	$157.7	$157.7
Impairment charge	(13.4)	—	—
Foreign currency translation	0.0	0.0	0.1
Other	—	0.2	0.2
Gross ending balance	$178.7	$178.7	$178.8
Accumulated impairment	(34.2)	(20.8)	(20.8)
Ending balance	$144.5	$157.9	$158.0

The following table summarizes the activity in Total other intangibles for the periods indicated:

	Nine months ended February 28, 2014	Twelve months ended May 31, 2013	Nine months ended February 28, 2013
Beginning balance - customer lists	$3.4	$4.3	$4.3
Additions	—	0.1	0.1
Amortization expense	(0.7)	(1.0)	(0.7)
Foreign currency translation	0.0	0.0	0.0
Customer lists, net of accumulated amortization of $3.0, $2.3 and $2.0, respectively	$2.7	$3.4	$3.7
Beginning balance - other intangibles	$9.2	$10.4	$10.4
Additions	—	0.2	—
Amortization expense	(1.1)	(1.5)	(1.2)
Foreign currency translation	0.0	0.0	0.0
Other	—	0.1	0.1
Other intangibles, net of accumulated amortization of $13.1, $12.0 and $11.7, respectively	$8.1	$9.2	$9.3
Total other intangibles subject to amortization	$10.8	$12.6	$13.0
Trademarks and other	$2.0	$2.0	$2.0
Total other intangibles not subject to amortization	$2.0	$2.0	$2.0
Total other intangibles	$12.8	$14.6	$15.0

Amortization expense for Total other intangibles was $1.8 and $1.9 for the nine months ended February 28, 2014 and 2013, respectively. Intangible assets with definite lives consist principally of customer lists, covenants not to compete and trademark

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

rights. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 5 years.

8. Investments

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $19.4, $19.6 and $20.6 at February 28, 2014, May 31, 2013 and February 28, 2013, respectively.

In the first quarter of fiscal 2014, the Company acquired a 20% interest in a software development business for $1.0 in cash, which is accounted for using the equity method of accounting.

The Company owns a 15% non-controlling interest in a book distribution business located in the UK, which is accounted for as a cost-basis investment. A decline in results for this operation in the last quarter of the fiscal year ended December 31, 2013. led management to determine that this investment is other than temporarily impaired as of February 28, 2014. Accordingly, the Company recognized a loss of $4.7 in respect of this investment in the quarter ended February 28, 2014.

The Company’s 26.2% non-controlling interest in a children’s book publishing business located in the UK is accounted for using the equity method of accounting. Income from equity investments totaled $1.7 and $1.5 for the nine months ended February 28, 2014 and 2013, respectively. The prior fiscal year results include a $1.3 settlement received in the prior fiscal period in respect of a former equity-method investment for product delivered to the investee in prior years.

The following table summarizes the Company’s investments as of the dates indicated:

	February 28, 2014	May 31, 2013	February 28, 2013
Cost method investments:
UK - based	$—	$5.0	$5.4
Total cost method investments	$—	$5.0	$5.4
Equity method investments:
UK - based	$18.3	$14.6	$15.2
Other	1.1	—	—
Total equity method investments	$19.4	$14.6	$15.2
Total	$19.4	$19.6	$20.6

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

	Pension Plans Three months ended February 28,		Post-Retirement Benefits Three months ended February 28,
	2014	2013	2014	2013
Components of net periodic benefit (credit) cost:
Service cost	$—	$—	$0.0	$0.0
Interest cost	1.8	1.7	0.3	0.3
Expected return on assets	(3.2)	(2.6)	—	—
Net amortization of prior service credit	—	—	(0.1)	(0.1)
Amortization of (gain) loss	0.5	0.5	0.5	0.3
Net periodic benefit (credit) cost	$(0.9)	$(0.4)	$0.7	$0.5

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Pension Plans Nine months ended February 28,		Post-Retirement Benefits Nine months ended February 28,
	2014	2013	2014	2013
Components of net periodic benefit (credit) cost:
Service cost	$—	$—	$0.0	$0.0
Interest cost	5.4	5.2	1.0	1.1
Expected return on assets	(9.5)	(7.9)	—	—
Net amortization of prior service credit	—	—	(0.2)	(0.3)
Amortization of (gain) loss	1.4	1.6	1.7	2.2
Net periodic benefit (credit) cost	$(2.7)	$(1.1)	$2.5	$3.0

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the nine months ended February 28, 2014, the Company contributed $3.3 to the U.S. Pension Plan and $1.0 to the UK Pension Plan.

The Company expects, based on actuarial calculations, to contribute cash of approximately $4.6 to the Pension Plans for the fiscal year ending May 31, 2014.

In the current fiscal year, the U.S. Pension Plan's funding status is sufficient to allow participants to receive "lump sum" payments at the participant's request. If these requests exceed $5.4 in the current fiscal year, the Company will recognize a partial settlement.

10. Stock-Based Compensation

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended February 28,		Nine months ended February 28,
	2014	2013	2014	2013
Stock option expense	$0.8	$0.4	$5.4	$2.0
Restricted stock unit expense	0.2	0.6	2.1	2.4
Management stock purchase plan	—	—	0.1	0.6
Employee stock purchase plan	0.1	—	0.2	0.2
Total stock-based compensation expense	$1.1	$1.0	$7.8	$5.2

During each of the nine month periods ended February 28, 2014 and 2013, approximately 0.4 million shares of Common Stock were issued by the Corporation pursuant to its stock-based compensation plans.

11. Accrued Severance

The table below provides information regarding Accrued severance, which is included in “Other accrued expenses” in the Company’s condensed consolidated balance sheets.

	Nine months ended February 28, 2014	Twelve months ended May 31, 2013	Nine months ended February 28, 2013
Beginning balance	$3.3	$2.7	$2.7
Accruals	9.7	13.4	5.3
Payments	(11.9)	(12.8)	(5.5)
Ending balance	$1.1	$3.3	$2.5

The Company has continued to implement cost savings initiatives, resulting in severance expense related to these initiatives of $9.2 during the nine-month period ended February 28, 2014. Severance expenses are reported in “Selling, general and administrative expenses.” Other severance expense in the period totaled $0.5.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

12. Treasury Stock

The Board of Directors has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. The table below represents the remaining Board authorization:

Board Authorization	Amount
September 2010	$44.0
Less repurchases made under this authorization	(30.6)
Remaining Board authorization at February 28, 2014	$13.4

The Company’s repurchase program may be suspended at any time without prior notice. There were $0.0 and $6.2 repurchases of Common Stock made during the three and nine month periods ended February 28, 2014, respectively.

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

The Company’s annual effective tax rate, exclusive of discrete items, used to calculate the interim tax provision is 39.2% resulting in a tax rate, inclusive of discrete items, of 70.4% for the three month period ending February 28, 2014 and -312.8% for the nine month period ending February 28, 2014. The tax provision for the third quarter and first nine months of fiscal year 2014 were favorably impacted by a settlement with the Internal Revenue Service, as discussed below.

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. During the third quarter of fiscal year 2014, the Company reached a settlement with the Internal Revenue Service for fiscal years ended May 31, 2007, 2008 and 2009. In the current fiscal year quarter, the Company recognized previously unrecognized tax positions of $13.8, inclusive of interest, as a result of this settlement.

The Company is currently under audit by New York State for fiscal years ended May 31, 2009, 2010, 2011 and 2012 and by New York City for fiscal years ended May 31, 2008, 2009 and 2010. If any of these tax examinations are concluded within the next twelve months, the Company will make any necessary adjustments to its unrecognized tax benefits.

 Non-income Taxes

The Company is subject to tax examinations for sales-based taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. The Company assesses sales tax contingencies for each jurisdiction in which it operates, considering all relevant facts including statutes, regulations, case law and experience. Where a sales tax liability with respect to a particular jurisdiction is probable and can be reliably estimated, the Company has made accruals for these matters which are reflected in the Company’s condensed consolidated financial statements.

15. Derivatives and Hedging

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings, and it recognizes the unrealized gain or loss in other current assets or liabilities. An unrealized gain of $0.1 was recognized at February 28, 2014 and an unrealized loss of less than $0.1 was recognized at February 28, 2013, respectively.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

16. Other Accrued Expenses

Other accrued expenses consist of the following as of the dates indicated:

	February 28, 2014	May 31, 2013	February 28, 2013
Accrued payroll, payroll taxes and benefits	$38.1	$45.8	$46.3
Accrued bonus and commissions	26.5	22.0	16.5
Accrued other taxes	24.1	29.3	26.0
Accrued advertising and promotions	37.8	38.2	39.0
Accrued income taxes	3.4	5.5	6.0
Accrued insurance	8.2	8.7	8.8
Other accrued expenses	29.4	30.0	32.7
Total accrued expenses	$167.5	$179.5	$175.3

17. Subsequent Events

On March 19, 2014, the Company announced that the Board of Directors declared a cash dividend of $0.15 per Class A and Common share in respect of the third quarter of fiscal 2014. The dividend is payable on June 16, 2014 to stockholders of record on April 30, 2014.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenue in the quarter ended February 28, 2014 was $373.5 million, compared to $378.6 million in the quarter ended February 28, 2013. The Company reported a third quarter loss per share from continuing operations of $0.38, versus $0.62 in the prior year fiscal quarter. The improvement was largely the result of a favorable settlement of outstanding federal tax audits which enabled the Company to recognize $13.8 million of tax benefits in the current fiscal year quarter.  Expenses for the third quarter of the current fiscal year include $1.7 million in severance costs primarily related to a voluntary retirement program offered to the Company’s employees at its main distribution center and an impairment of a UK based minority equity investment of $4.7 million. The prior fiscal year quarter included severance cost of $3.0 million. Consolidated loss per share was $0.38 in the current fiscal year quarter, compared to a loss of $0.63 in the prior fiscal year quarter.

Third quarter operating results were largely driven by sales and profit improvement in book clubs, classroom magazines and media but were more than offset by the lower sales in Educational Technology and Services segment, mainly due to the level of sales force time and resources devoted to the integration of the educational technology and classroom and supplemental materials units during the quarter.  Foreign exchange rate changes more than offset improved sales performance in the Company’s international operations.

During the third quarter, the Company purchased its headquarters location at 555 Broadway in New York City, which resulted in an increase in net borrowings under its credit agreement and revolving loan of $175.0 million.

With strong sales and services organizations and its expanded range of reading and math programs, the Company remains well-positioned in school districts to provide customized solutions to improve student achievement.  In the children’s book market, the Company is leveraging kid-friendly titles across multiple school channels to build excitement about independent reading and provide an important balance to the complex informational texts that make up today’s curriculum.

For fiscal 2014, the Company continues to anticipate total revenues of approximately $1.8 billion and earnings per diluted share from continuing operations in the range of $1.40 to $1.80, before the impact of one-time items associated with cost reduction programs, or non-cash, non-operating items.

Results of Operations – Consolidated

Revenues for the quarter ended February 28, 2014 decreased by $5.1 million to $373.5 million, compared to $378.6 million in the prior fiscal year quarter. The decline was driven by decreased sales of educational technology programs of $6.0 million. In the current year quarter, the Company focused its efforts on integrating the previously separate sales forces of the educational technology and classroom and supplemental materials units to create a unified sales force to better meet customer demands for comprehensive educational solutions for schools and districts. The implementation of this realignment temporarily impacted the efforts of the sales forces, resulting in lower revenues for the quarter for these units. Sales from the Company’s international operations declined $3.4 million, as revenues from operations were negatively impacted by foreign exchange rates by $6.7 million. Partially offsetting these declines were strong results from the Children’s Book Publishing and Distribution segment, resulting in higher revenues of $2.5 million, driven by sales through the Company’s book clubs and book fair channels, and modestly higher revenues of $1.3 million from the Classroom and Supplemental Materials Publishing segment as a result of higher classroom magazine circulation.

Revenues for the nine month period ended February 28, 2014 decreased by $12.5 million to $1,273.0 million, compared to $1,285.5 million in the prior fiscal year period. The reduction was driven by lower revenues from the Hunger Games trilogy of $27.4 million across the Children’s Book Publishing and Distribution segment, the International segment and the Media, Licensing and Advertising segment. Lower International segment revenues also resulted from the adverse impact of foreign exchange rates of $18.6 million in the nine month period ended February 28, 2014 and the absence of low margin software sales in Australia totaling $7.8 million. Partially offsetting these declines were strong results from new product offerings in the Company’s Educational Technology and Services segment. MATH 180™, iRead™ and Common Core Code X™, all of which are new product offerings successfully launched for the current school year, resulted in increased revenues of $23.4 million. Classroom and Supplemental Materials Publishing segment revenues were also higher by $7.1 million driven by higher classroom magazine circulation, and the Children’s Book Publishing and Distribution segment included increased book fairs revenue of $9.1 million.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Components of Cost of goods sold (exclusive of depreciation and amortization) for the three and nine months ended February 28, 2014 and 2013 are as follows:

	Three months ended February 28,				Nine months ended February 28,
	2014		2013		2014		2013
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Product, service and production costs	$99.8	26.7%	$98.7	26.1%	$318.1	25.0%	$324.7	25.3%
Royalty costs	19.9	5.3%	21.6	5.7%	65.3	5.1%	72.9	5.7%
Prepublication and production amortization	15.3	4.1%	12.9	3.4%	43.3	3.4%	36.7	2.9%
Postage, freight, shipping, fulfillment and other	55.7	14.9%	56.8	15.0%	166.7	13.1%	168.5	13.1%
Total	$190.7	51.1%	$190.0	50.2%	$593.4	46.6%	$602.8	46.9%

Cost of goods sold as a percentage of revenue for the quarter ended February 28, 2014 increased to 51.1%, compared to 50.2% in the prior fiscal year quarter, due to higher prepublication cost amortization in the Educational Technology and Services segment and higher relative cost of product in the book clubs channel in the Children’s Book Publishing and Distribution segment. Cost of goods sold as a percentage of revenue for the nine months ended February 28, 2014 decreased to 46.6%, compared to 46.9% in the prior fiscal year period, despite higher prepublication amortization costs. For the nine month period ended February 28, 2014, 15.0% of the Company’s revenues were from the Educational Technology and Services segment, compared to 13.5% in the prior fiscal year period . The Educational Technology and Services segment experiences significantly higher gross margins than the Children’s Book Publishing and Distribution and the International segments. This shift in the composition of revenues resulted in the overall improved gross margins.

Selling, general and administrative expenses (exclusive of depreciation and amortization) in the quarter ended February 28, 2014 increased $3.4 million to $202.9 million, compared to $199.5 million in the prior fiscal year quarter. The Company recognized $1.7 million of severance costs related to cost saving initiatives implemented in the fiscal quarter ended February 28, 2014, compared to $3.0 million in the prior fiscal year quarter. This was offset by higher bad debt expense of $3.1 million and higher incentive compensation of $5.3 million, partially offset by lower salaries and benefits of $3.2 million compared to the prior fiscal year quarter as a result of prior cost savings initiatives.

Selling, general and administrative expenses (exclusive of depreciation and amortization) in the nine month period ended February 28, 2014 were flat at $605.7 million, compared to $605.8 million in the prior fiscal year period. The Company experienced lower salaries and benefits of $8.8 million, as well as lower promotional spending of $11.2 million compared to the prior fiscal year period as a result of prior cost savings initiatives. The Company recognized $9.2 million of severance costs related to cost saving initiatives implemented in the nine month period ended February 28, 2014 compared to $3.0 million in the prior fiscal year period, as well as higher incentive compensation of $14.8 million.

In the nine month period ended February 28, 2014, the Company recognized a $13.4 million impairment of goodwill attributable to legacy acquisitions in the Children’s Book Publishing and Distribution segment.

For the quarter ended February 28, 2014, net interest expense decreased to $1.9 million, compared to $4.1 million in the prior fiscal year quarter. For the nine months ended February 28, 2014, net interest expense decreased to $5.9 million, compared to $11.5 million in the prior fiscal year period. Both periodic reductions reflect the April 2013 repayment of the Company’s 5% Notes. In the current fiscal year quarter, the Company increased its borrowings under the Loan Agreement by $175.0 million, but simultaneously satisfied its obligation under a capital lease of $58.3 million. The net effect on interest expense prospectively is expected to be minimal, as the capital lease carried substantially higher interest rates than the current floating rates on the Loan Agreement.

During the quarter ended February 28, 2014, the Company recognized an impairment loss of $4.7 million on a UK-based cost method investment.

The Company’s effective tax rate for the current fiscal quarter was 70.4%, compared to 36.8% in the prior fiscal year quarter. The Company’s effective tax rate for the nine month period ended February 28, 2014 was (312.8)%, compared to 31.7% in the

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

prior fiscal year period. The effective tax rates for the third quarter and first nine months of fiscal year 2014 were impacted by a settlement with the Internal Revenue Service and the associated recognition of $13.8 million of previously unrecognized income tax positions including interest.

Earnings from discontinued operations, net of tax, for the quarter ended February 28, 2014 was less than $0.1 million, compared to a loss of $0.2 million in the prior fiscal year quarter. Earnings from discontinued operations, net of tax, for the nine month period ended February 28, 2014 was $0.2 million, compared to a loss of $1.4 million in the prior fiscal year period. The Company did not discontinue any operations in the current fiscal year.

Results of Continuing Operations

Children’s Book Publishing and Distribution

	Three months ended				Nine months ended
	February 28,				February 28,
($ amounts in millions)	2014	2013	$ change	% change	2014	2013	$ change	% change
Revenues	$190.0	$187.5	$2.5	1.3%	$596.7	$605.8	$(9.1)	-1.5%
Cost of goods sold (exclusive of depreciation and amortization)	88.6	85.0	3.6	4.2%	258.0	258.9	(0.9)	-0.3%
Other operating expenses *	112.0	112.4	(0.4)	-0.4%	328.5	342.3	(13.8)	-4.0%
Asset impairments	—	—	—	n/a	13.4	—	13.4	n/a
Operating income (loss)	$(10.6)	$(9.9)	$(0.7)		$(3.2)	$4.6	$(7.8)
Operating margin	-	-			-	0.8%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended February 28, 2014 increased by $2.5 million to $190.0 million, compared to $187.5 million in the prior fiscal year quarter. The Company is starting to see benefits from its efforts to optimize its book club marketing efforts, and as a result, revenues from book clubs increased $5.0 million in the quarter ended February 28, 2014 compared to the prior fiscal year quarter. The Company’s book fair revenues increased $2.8 million due to higher revenue per fair, continuing the sequential trend from the previous quarter. The Company continues to direct greater book fair resources and support to schools that generate higher book fair revenues. As a result of this focus, revenue per fair has increased 2.4% in the current fiscal year quarter compared to the prior fiscal year quarter. Revenues in the trade channel decreased $5.3 million compared to the same quarter in the prior fiscal year, which benefited from favorable returns experience of $7.8 million mainly attributable to the Hunger Games trilogy.

For the nine months ended February 28, 2014, segment revenues decreased $9.1 million to $596.7 million, compared to $605.8 million in the prior fiscal year period. Lower revenues of $19.3 million in the Company’s trade channel reflected decreased sales of the Hunger Games trilogy of $20.1 million compared to the prior fiscal year period. Trade revenues from other titles increased modestly in the nine month period ended February 28, 2014 due to demand for Harry Potter titles and front list titles such as Star Wars: Jedi Academy by Jeffrey Brown, Spirit Animals #1: Wild Born by Brandon Mull and Spirit Animals #2: Hunted by Maggie Stiefvater, and Tui Sutherland’s Wings of Fire #4: The Dark Secret. Book fairs revenues increased $9.1 million as revenues from this channel continue to benefit from higher revenues per fair. Book clubs revenues for the nine month period exceeded the prior fiscal year period by $1.1 million as this channel started to realize the benefits from recent marketing initiatives.

Cost of goods sold for the quarter ended February 28, 2014 was $88.6 million, or 47% of revenues, compared to $85.0 million, or 45% of revenues, in the prior fiscal year quarter. Higher relative cost of product of book clubs sales were primarily responsible for the increase as a percentage of sales. Cost of goods sold for the nine months ended February 28, 2014 was $258.0 million, or 43% of revenues, compared to $258.9 million, or 43% of revenues, in the prior fiscal year period. For the current fiscal year period, modestly higher purchased product cost for book clubs revenues offset lower royalty costs for sales in the segment's trade channel.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Other operating expenses were flat at $112.0 million for the quarter ended February 28, 2014, compared to $112.4 million in the prior fiscal year quarter, as lower expenses of $4.3 million in the book clubs business, driven by cost reduction efforts, were offset by modestly higher salary costs in the book fairs business and higher bad debt expense related to trade channel customers of $1.4 million. Other operating expenses declined to $328.5 million for the nine months ended February 28, 2014, compared to $342.3 million for the prior fiscal year period. Promotional spending for the nine month period declined $8.8 million, mostly due to lower book club spending on printed marketing materials as the Company continues to optimize its marketing to its customers. The segment also realized lower employee and information technology costs as a result of prior and current year cost savings initiatives.
In the nine month period ended February 28, 2014, $13.4 million of goodwill attributable to legacy acquisitions in the Children’s Book Publishing and Distribution segment was determined to be impaired.

Segment operating loss for the quarter ended February 28, 2014 was $10.6 million, compared to $9.9 million in the prior fiscal year quarter. Book clubs operating efficiencies and revenue improvements mostly offset the impact of higher relative product costs and increased bad debt expense. Segment operating loss for the nine months ended February 28, 2014 was $3.2 million, which includes the $13.4 million goodwill impairment, compared to operating income of $4.6 million in the prior fiscal year period. Higher revenues in the book fairs and book clubs channels, combined with a focus on cost savings in the book clubs operations, more than offset the impact of decreased revenues from Hunger Games titles.

The segment continues to appropriately size its book clubs operations and simplify and target its book clubs and book fairs marketing strategies, and is starting to realize the benefits of these efforts.

Educational Technology and Services

	Three months ended				Nine months ended
	February 28,				February 28,
($ amounts in millions)	2014	2013	$ change	% change	2014	2013	$ change	% change
Revenues	$35.8	$41.8	$(6.0)	-14.4%	$191.5	$174.0	$17.5	10.1%
Cost of goods sold (exclusive of depreciation and amortization)	19.7	18.9	0.8	4.2%	72.5	65.7	6.8	10.4%
Other operating expenses *	26.8	26.4	0.4	1.5%	86.6	81.7	4.9	6.0%
Operating income (loss)	$(10.7)	$(3.5)	$(7.2)		$32.4	$26.6	$5.8
Operating margin	-	-			16.9%	15.3%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended February 28, 2014 decreased by $6.0 million to $35.8 million, compared to $41.8 million in the prior fiscal year quarter. The third quarter of the fiscal year traditionally experiences significantly lower sales than the other fiscal quarters, as school districts are hesitant to implement new platforms in the middle of the school year. In the current fiscal year quarter, the Company focused its efforts on integrating the sales force of the educational technology unit with the sales force of the classroom and supplemental materials unit to better position a unified sales force to meet customer demands for comprehensive educational solutions for schools and districts. This realignment effort temporarily impacted the efforts of the sales forces, resulting in lower revenues for the quarter. As a result, revenues from the Company’s curriculum technology programs and services decreased $5.5 million, due primarily to reduced sales of Read 180 ®. Revenues from sales of newly launched products such as Math 180™ and iRead and Common Core Code X™ totaled $3.1 million, partially offsetting the decrease. Revenues from consulting services also declined by $1.5 million compared to the prior fiscal year quarter.

Revenues for the nine months ended February 28, 2014 increased by $17.5 million to $191.5 million, compared to $174.0 million in the prior fiscal year period. The newly launched products such as MATH 180™, iRead™ and Common Core Code X™ accounted for $23.4 million of increased revenues. Revenues from the Company’s curriculum technology reading programs and services decreased $0.5 million for the nine months ended February 28, 2014, as increased revenues from sales of System 44 ® Next Generation were mostly offset by revenue declines for Read 180 ®. Revenues from consulting services decreased by $4.1 million compared to the prior fiscal year period.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Cost of goods sold increased to $19.7 million, or 55% of revenues, in the quarter ended February 28, 2014, compared to $18.9 million, or 45% of revenues, in the prior fiscal quarter. Higher amortization of prepublication costs of $1.3 million for newly launched products drove the increase, as these costs are recognized on a straight-line basis over the life of the products. Cost of goods sold increased to $72.5 million, or 38% of revenues, for the nine months ended February 28, 2014, compared to $65.7 million, or 38% of revenues, in the prior fiscal year period, due to higher prepublication amortization costs associated with the new products and higher costs resulting from product mix.

Other operating expenses for the quarter ended February 28, 2014 were flat at $26.8 million, compared to $26.4 million in the prior fiscal year quarter. For the nine months ended February 28, 2014, other operating expenses increased $4.9 million compared to the prior fiscal year period, due to higher conventions, commissions and promotional expense for new products.

Segment operating income for the quarter ended February 28, 2014 decreased by $7.2 million compared to the prior fiscal year quarter. In the current fiscal year quarter, the Company used the historically lowest revenue period to integrate the sales forces of the segments serving the educational markets, and as a result, revenues and profits declined. This segment continues to collaborate with the Classroom and Supplemental Materials Publishing group to better leverage sales, marketing and distribution of the Company’s complete suite of product offerings to schools and districts.

For the nine months ended February 28, 2014, operating income was $5.8 million higher than the prior fiscal year period. The segment benefited from the strong sales of the new products earlier in the fiscal year, as referred to above.

Classroom and Supplemental Materials Publishing

	Three months ended				Nine months ended
	February 28,				February 28,
($ amounts in millions)	2014	2013	$ change	% change	2014	2013	$ change	% change
Revenues	$44.5	$43.2	$1.3	3.0%	$141.4	$134.3	$7.1	5.3%
Cost of goods sold (exclusive of depreciation and amortization)	16.2	18.8	(2.6)	-13.8%	52.2	53.3	(1.1)	-2.1%
Other operating expenses *	27.0	24.6	2.4	9.8%	78.8	76.4	2.4	3.1%
Operating income (loss)	$1.3	$(0.2)	$1.5		$10.4	$4.6	$5.8
Operating margin	2.9%	-			7.4%	3.4%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended February 28, 2014 increased $1.3 million to $44.5 million, compared to $43.2 million in the prior fiscal year quarter. Revenues from sales of classroom magazines increased $2.1 million due to higher circulation volumes. The current period experienced decreased revenues of $1.0 million from sales of classroom books, primarily attributable to the impact of the integration of the classroom and supplemental materials sales force with that of the educational technology unit, which impact was only partially offset by improved selling and distribution efficiencies in the Company’s recently enhanced online store for teachers. Demand for the Company’s digital and customized print institutional packages remains strong, and the Company expects these products to drive segment growth in the future.

Revenues for the nine months ended February 28, 2014 increased $7.1 million to $141.4 million, compared to $134.3 million in the prior fiscal year period. This increase partially resulted from increased sales of digital and customized print packages of
$0.5 million and increased revenues from higher circulation of classroom magazines of $3.4 million, as well as higher teacher online store sales of $5.4 million, partially offset by a decrease in revenue from branded libraries of $2.0 million. The Company has recently enhanced its online store for teachers, providing teachers and schools greater access to the Company’s offerings, resulting in improved ecommerce activity from this source.

Cost of goods sold for the quarter ended February 28, 2014 was $16.2 million, or 36% of revenue, compared to $18.8 million, or 44% of revenue, in the prior fiscal year quarter, due to favorable product costs, as well as lower relative postage and freight costs. Cost of goods sold for the nine months ended February, 2014 was $52.2 million, or 37% of revenue, compared to $53.3 million, or 40% of revenue, in the prior fiscal year period, primarily due to favorable product costs and improved relative postage and freight costs.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Other operating expenses increased by $2.4 million for the three and nine month periods ended February 28, 2014 due to higher information technology costs.
Segment operating income for the quarter ended February 28, 2014 and the nine month period ended February 28, 2014 improved by $1.5 million and $5.8 million, respectively. The classroom magazines business continues to experience improved circulation as customers seek supplemental content to meet Common Core State Standards.

Media, Licensing and Advertising

	Three months ended				Nine months ended
	February 28,				February 28,
($ amounts in millions)	2014	2013	$ change	% change	2014	2013	$ change	% change
Revenues	$12.2	$11.7	$0.5	4.3%	$38.1	$43.1	$(5.0)	-11.6%
Cost of goods sold (exclusive of depreciation and amortization)	5.6	5.3	0.3	5.7%	16.9	18.4	(1.5)	-8.2%
Other operating expenses *	8.1	8.6	(0.5)	-5.8%	25.0	24.7	0.3	1.2%
Operating income (loss)	$(1.5)	$(2.2)	$0.7		$(3.8)	$—	$(3.8)
Operating margin	-	-			-	-

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended February 28, 2014 increased by $0.5 million to $12.2 million, compared to $11.7 million in the prior fiscal year quarter. Revenues for Company programming increased by $1.3 million in the quarter ended February 28, 2014 driven by the previously announced contract with Netflix for internet distribution rights of Clifford ® programming. Partially offsetting this increase was an anticipated decrease of $0.6 million in sales of Leapster products.

Revenues for the nine months ended February 28, 2014 decreased $5.0 million to $38.1 million, compared to $43.1 million in the prior fiscal year period. This decrease was due to lower sales of the Hunger Games trilogy audio books of $4.0 million and lower sales of Leapster products of $2.2 million. These decreases were partially offset by improved Parent and Child magazine advertising revenues.

Cost of goods sold was relatively flat at $5.6 million, or 46% of revenue, for the quarter ended February 28, 2014, compared to $5.3 million, or 45% of revenue, for the prior fiscal year quarter. For the nine month period ended February 28, 2014, cost of goods sold was $16.9 million, or 44% of revenues, compared to $18.4 million, or 43% of revenues, in the prior fiscal year period. The increase as a percentage of revenue is attributable to higher volumes of Hunger Games audio books, which carry a relatively low cost of goods sold, in the prior fiscal year period.

Other operating expenses were $8.1 million for the quarter ended February 28, 2014, compared to $8.6 million for the prior fiscal year quarter. Other operating expenses were $25.0 million for the nine months ended February 28, 2014, compared to $24.7 million for the prior fiscal year period. The prior year includes $1.3 million of settlement income, which was partially offset by lower advertising costs.

Segment operating loss for the quarter ended February 28, 2014 was $1.5 million, compared to $2.2 million in the prior fiscal year quarter. The improved profitability was due to higher programming revenues, primarily from sales to partners such as Netflix. For the nine month period ended February 28, 2014, operating loss was $3.8 million, compared to operating income of less than $0.1 million in the prior fiscal year period. The decline was due to the aforementioned settlement income and the decrease in sales of the Hunger Games audio books, partially offset by the improvements in programming revenues and improved advertising revenues. The segment continues to decrease its reliance on low-margin console products and is focusing its efforts on repurposing proprietary content for digital platforms, both internally and by partnering with distributors such as Netflix.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

International

	Three months ended				Nine months ended
	February 28,				February 28,
($ amounts in millions)	2014	2013	$ change	% change	2014	2013	$ change	% change
Revenues	$91.0	$94.4	$(3.4)	-3.6%	$305.3	$328.3	$(23.0)	-7.0%
Cost of goods sold (exclusive of depreciation and amortization)	45.3	47.5	(2.2)	-4.6%	147.8	161.4	(13.6)	-8.4%
Other operating expenses *	45.6	44.9	0.7	1.6%	135.9	137.4	(1.5)	-1.1%
Operating income (loss)	$0.1	$2.0	$(1.9)		$21.6	$29.5	$(7.9)
Operating margin	0.1%	2.1%			7.1%	9.0%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended February 28, 2014 decreased by $3.4 million to $91.0 million, compared to $94.4 million in the prior fiscal year quarter. This decrease was due to the negative impact of foreign exchange rates of $6.7 million. Offsetting the currency exchange impact was increased revenues of $1.4 million from Asian markets and $3.2 million from the Company’s operations in the United Kingdom. Revenues from Asian markets benefited from the Company’s direct sales business, while the United Kingdom experienced higher trade channel sales, including the Hunger Games titles.

Revenues for the nine months ended February 28, 2014 decreased by $23.0 million to $305.3 million, compared to $328.3 million in the prior fiscal year period. This decrease was due to the adverse impact of foreign exchange rates of $18.6 million and lower sales to major market trade channels of $5.2 million, driven by higher prior period sales of the Hunger Games trilogy, and a decrease of $7.8 million in an Australian software business. Partially offsetting these decreases were improved revenues from Asian markets of $7.1 million.

Cost of goods sold for the quarter ended February 28, 2014 was $45.3 million, or 50% of sales, compared to $47.5 million, or 50% of sales, in the prior fiscal year quarter. Cost of goods sold for the nine months ended February 28, 2014 was $147.8 million, or 48% of sales, compared to $161.4 million, or 49% of sales, in the prior fiscal year period. The absolute decreases in both periods were attributable to the effect of foreign exchange.

Other operating expenses for the quarter ended February 28, 2014 increased by $0.7 million to $45.6 million, from $44.9 million in the prior fiscal year quarter due to increased costs paid by the U.S. operations on behalf of foreign subsidiaries of $1.1 million and increased bad debt expense of $0.9 million, partially offset by currency exchange. For the nine months ended February 28, 2014, other operating expenses declined $1.5 million, as increased costs paid by the U.S. operations on behalf of foreign subsidiaries of $3.5 million and increased bad debt expense of $0.7 million were more than offset by currency exchange and the impact of cost savings initiatives.

Segment operating results for the quarter ended February 28, 2014 and the nine month period ended February 28, 2014 decreased by $1.9 million and $7.9 million, respectively. The decrease in the current fiscal year quarter reflects higher bad debt expense as well as the negative impact of foreign exchange rates. Lower trade channel sales in major markets for the nine months ended February 28, 2014 were primarily due to the high level of Hunger Games trilogy sales in the prior fiscal year period. The decrease in sales from the Australian software business did not significantly impact earnings, as these sales were low margin sales. The Company continues to focus on English language educational businesses, based in Singapore, which it views as a future growth driver.

Overhead

Unallocated overhead expense for the quarter ended February 28, 2014 decreased by $0.7 million to $12.9 million, from $13.6 million in the prior fiscal year quarter, primarily due to lower severance expense related to cost savings initiatives of $1.7 million in the current fiscal year quarter compared to $3.0 million in the prior fiscal year quarter. Unallocated overhead expense for the nine months ended February 28, 2014 increased $5.2 million to $42.9 million, from $37.7 million in the prior fiscal year period, primarily due to higher severance expense related to cost savings initiatives of $8.6 million in the current fiscal year period, compared to $3.0 million in the prior fiscal year period.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

The Company owns a 15% non-controlling interest in a book distribution business located in the UK, which is accounted for as a cost-basis investment. A decline in results for this operation in the last quarter of the fiscal year ended December 31, 2013 led management to determine that this investment is other than temporarily impaired as of February 28, 2014. Accordingly, the Company recognized a loss of $4.7 million in respect of this investment in the quarter ended February 28, 2014.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $22.0 million at February 28, 2014, $87.4 million at May 31, 2013 and $196.7 million at February 28, 2013. Cash and cash equivalents held by the Company’s U.S. operations totaled $4.6 million at February 28, 2014, $60.0 million at May 31, 2013 and $174.2 million at February 28, 2013.

Cash provided by operating activities was $85.3 million for the nine months ended February 28, 2014, compared to cash provided by operating activities of $107.7 million for the prior fiscal year period, representing a decrease in cash provided by operating activities of $22.4 million. In the fourth quarter of fiscal 2012, the Company experienced strong sales of the Hunger Games trilogy titles, and subsequently collected significant cash from these customers in the first quarter of fiscal 2013. Partially offsetting these collections were higher royalty payments in the prior fiscal year period, also associated with the Hunger Games success, and higher payouts for incentive compensation of $28.7 million in the first quarter of fiscal 2013. Lower net income tax payments of $30.2 million in the current fiscal year partially offset the decline.

Cash used in investing activities was $320.3 million for the nine months ended February 28, 2014, compared to $94.9 million in the prior fiscal year period. In the current period, the Company purchased the land and building comprising the leased portion of the Company’s New York City corporate headquarters, located in SoHo, for $253.9 million. In the current fiscal year period, the Company also invested $1.0 million for a 20% interest in a software development entity, and collected $1.3 million of proceeds from a sold asset. In the prior fiscal period, the Company incurred higher spending on technology assets of $20.9 million.

Cash provided by financing activities was $170.1 million for the nine months ended February 28, 2014, compared to cash used in financing activities of $12.0 million for the prior fiscal year period. To finance the purchase of the building, the Company used existing cash and incurred borrowings under its Loan Agreement of $175.0 million. Other current fiscal year net short-term borrowings totaled $2.9 million compared to net repayments of $4.6 million in the prior fiscal year period. Proceeds pursuant to employee stock plans declined $2.0 million in the nine months ended February 28, 2014 compared to the prior fiscal year period, while dividend payments increased by $1.0 million due to an increase in the Company's quarterly dividend.

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

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. During the nine months ended February 28, 2014, the Company purchased $6.2 million of Company shares on the open market compared to $5.8 million of share purchases in the prior fiscal year period.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, dividends, currently authorized common share repurchases, debt service, planned capital expenditures and other investments. As of February 28, 2014, the Company’s primary

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

sources of liquidity consisted of cash and cash equivalents of $22.0 million, cash from operations, and funding available under the Revolving Loan totaling approximately $250.0 million. Additionally, the Company has short-term credit facilities of $44.3 million, net of current borrowings of $4.7 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

Financing

Loan Agreement

Outstanding borrowings under the Loan Agreement were $175.0 million as of February 28, 2014. For a more complete description of the Company’s Loan Agreement see Note 4 of Notes to Condensed Consolidated Financial Statements-Unaudited in Item 1, “Financial Statements.”

 New Accounting Pronouncements

Reference is made to Note 1 of Notes to condensed consolidated financial statements in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (“SEC”) filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, plans, ecommerce and digital initiatives, such as Storia, new product introductions, strategies, Common Core State Standards, goals, revenues, improved efficiencies, general costs, manufacturing costs, medical costs, merit pay, operating margins, working capital, liquidity, capital needs, interest costs, the value of its investments, cash flows and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in the Annual Report and other risks and factors identified from time to time in the Company’s filings with the SEC.

The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts which were not significant as of February 28, 2014. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates in its variable-rate borrowings. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth information about the Company’s debt instruments as of February 28, 2014 (see Note 4 of Notes to condensed consolidated financial statements unaudited in Item 1, “Financial Statements”):

($ amounts in millions)	Fiscal Year Maturity
	2014 (1)	2015	2016	2017	2018	Thereafter	Total	Fair Value @ 02/28/14
Debt Obligations

Lines of Credit	$4.7	$—	$—	$—	$—	$—	$4.7	$4.7
Average interest rate	4.8%	—	—	—	—	—
Long-term debt	$—	$—	$—	$—	$175.0	$—	$175.0	$175.0
Average interest rate	—	—	—	—	various (2)	—

(1)	Fiscal 2014 includes the remaining three months of the current fiscal year ending May 31, 2014.

(2)
The average rate is variable and is anticipated to be that under the Company's revolving credit facility as discussed in Note 4 of Notes to condensed consolidated financial statements - unaudited in Item 1, "Financial Statements."

SCHOLASTIC CORPORATION Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of February 28, 2014, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended February 28, 2014 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.1
Landlord’s Offer Notice dated October 16, 2013 and Company’s Acceptance Letter dated December 13, 2013 (incorporated by reference to the Corporation’s Current Report on Form 8-K as filed with the SEC on December 19, 2013, SEC File No.  000-19860).

10.2	Purchase and Sale Agreement between ISE 555 Broadway, LLC (as Seller) and Scholastic Inc. (as Purchaser) dated January 21, 2014.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: March 27, 2014	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board, President and Chief Executive Officer

Date: March 27, 2014	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED FEBRUARY 28, 2014
Exhibits Index

Exhibit Number	Description of Document

10.2	Purchase and Sale Agreement between ISE 555 Broadway, LLC (as Seller) and Scholastic Inc. (as Purchaser) dated January 21, 2014.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Document *

101.DEF	XBRL Taxonomy Extension Definitions Document *

101.LAB	XBRL Taxonomy Extension Labels Document *

101.PRE	XBRL Taxonomy Extension Presentation Document *

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”