Form 10-Q
period 2014-08-31
SCHOLASTIC CORP
filed 2014-09-26
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2014	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of August 31, 2014

Common Stock, $.01 par value	31,068,729
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended
	August 31, 2014	August 31, 2013
Revenues	$283.8	$276.3
Operating costs and expenses:
Cost of goods sold	150.2	137.9
Selling, general and administrative expenses (exclusive of depreciation and amortization)	173.5	168.4
Depreciation and amortization	13.5	15.9
Total operating costs and expenses	337.2	322.2
Operating income (loss)	(53.4)	(45.9)
Interest expense, net	(0.9)	(1.9)
Earnings (loss) from continuing operations before income taxes	(54.3)	(47.8)
Provision (benefit) for income taxes	(20.3)	(17.7)
Earnings (loss) from continuing operations	(34.0)	(30.1)
Earnings (loss) from discontinued operations, net of tax	(0.1)	0.2
Net income (loss)	$(34.1)	$(29.9)
Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic:
Earnings (loss) from continuing operations	$(1.05)	$(0.94)
Earnings (loss) from discontinued operations, net of tax	$(0.00)	$0.00
Net income (loss)	$(1.05)	$(0.94)
Diluted:
Earnings (loss) from continuing operations	$(1.05)	$(0.94)
Earnings (loss) from discontinued operations, net of tax	$(0.00)	$0.00
Net income (loss)	$(1.05)	$(0.94)
Dividends declared per class A and common share	$0.150	$0.125

See accompanying notes

SCHOLASTIC CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31, 2014	August 31, 2013
Net income (loss)	$(34.1)	$(29.9)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	0.5	(5.6)
Pension and post-retirement adjustments:
Amortization of prior service cost (credit)	(0.0)	(0.1)
Amortization of unrecognized gain (loss) included in net periodic cost	0.5	0.9
Total other comprehensive income (loss)	$1.0	$(4.8)
Comprehensive income (loss)	$(33.1)	$(34.7)

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	August 31, 2014	May 31, 2014	August 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$15.4	$20.9	$15.8
Accounts receivable, net	239.1	253.3	211.6
Inventories, net	390.5	272.7	374.6
Deferred income taxes	81.0	81.0	79.2
Prepaid expenses and other current assets	98.0	35.1	107.1
Current assets of discontinued operations	0.4	0.4	0.4
Total current assets	824.4	663.4	788.7
Property, plant and equipment, net	461.1	467.0	302.6
Prepublication costs	141.9	143.1	148.9
Royalty advances, net	39.4	38.5	37.9
Production costs	4.8	4.5	2.3
Goodwill	144.5	144.5	157.9
Other intangibles	12.2	12.2	14.0
Noncurrent deferred income taxes	4.4	4.1	14.7
Other assets and deferred charges	48.1	51.2	39.4
Total assets	$1,680.8	$1,528.5	$1,506.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	$13.9	$15.8	$29.2
Capital lease obligations	0.0	0.0	0.1
Accounts payable	232.7	145.3	207.3
Accrued royalties	47.4	34.1	45.5
Deferred revenue	87.7	48.7	81.9
Other accrued expenses	158.0	184.7	160.0
Current liabilities of discontinued operations	1.1	1.1	1.3
Total current liabilities	540.8	429.7	525.3
Noncurrent Liabilities:
Long-term debt	185.0	120.0	—
Capital lease obligations	0.0	0.0	57.7
Other noncurrent liabilities	62.3	63.4	95.5
Total noncurrent liabilities	247.3	183.4	153.2

Commitments and Contingencies	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	582.3	580.8	581.2
Accumulated other comprehensive income (loss)	(54.2)	(55.2)	(70.2)
Retained earnings	726.1	765.1	705.3
Treasury stock at cost	(361.9)	(375.7)	(388.8)
Total stockholders’ equity	892.7	915.4	827.9
Total liabilities and stockholders’ equity	$1,680.8	$1,528.5	$1,506.4

 See accompanying notes

SCHOLASTIC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31, 2014	August 31, 2013
Cash flows - operating activities:
Net income (loss)	$(34.1)	$(29.9)
Earnings (loss) from discontinued operations, net of tax	(0.1)	0.2
Earnings (loss) from continuing operations	(34.0)	(30.1)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	2.2	1.4
Provision for losses on inventory	5.3	4.8
Provision for losses on royalty advances	1.0	1.0
Amortization of prepublication and production costs	14.5	13.3
Depreciation and amortization	13.5	16.3
Amortization of pension and post-retirement actuarial gains and losses	0.7	1.0
Deferred income taxes	(0.3)	—
Stock-based compensation	1.6	1.1
Income from equity investments	(0.7)	(0.7)
Changes in assets and liabilities:
Accounts receivable	12.5	(1.1)
Inventories	(123.1)	(105.0)
Prepaid expenses and other current assets	(52.0)	(40.7)
Deferred promotion costs	(6.1)	(5.5)
Royalty advances	(2.0)	(1.8)
Accounts payable	87.5	52.5
Other accrued expenses	(25.8)	(18.3)
Accrued royalties	13.4	11.3
Deferred revenue	38.9	34.0
Pension and post-retirement liabilities	(1.4)	(4.1)
Other noncurrent liabilities	(0.3)	(1.3)
Other, net	(1.1)	0.9
Total adjustments	(21.7)	(40.9)
Net cash provided by (used in) operating activities of continuing operations	(55.7)	(71.0)
Net cash provided by (used in) operating activities of discontinued operations	(0.1)	0.2
Net cash provided by (used in) operating activities	(55.8)	(70.8)

Cash flows - investing activities:
Prepublication and production expenditures	(13.8)	(15.7)
Additions to property, plant and equipment	(7.3)	(7.3)
Acquisition related payments	(0.6)	(1.0)
Net cash provided by (used in) investing activities of continuing operations	(21.7)	(24.0)
Net cash provided by (used in) investing activities	(21.7)	(24.0)

 See accompanying notes

SCHOLASTIC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31, 2014	August 31, 2013
Cash flows - financing activities:
Net borrowings under credit agreement and revolving loan	65.0	15.0
Borrowings under lines of credit	59.7	35.0
Repayments of lines of credit	(61.5)	(22.9)
Repayment of capital lease obligations	(0.0)	(0.1)
Reacquisition of common stock	—	(0.4)
Proceeds pursuant to stock-based compensation plans	12.6	1.3
Payment of dividends	(4.8)	(4.0)
Other	1.0	0.1
Net cash provided by (used in) financing activities of continuing operations	72.0	24.0
Effect of exchange rate changes on cash and cash equivalents	0.0	(0.8)
Net increase (decrease) in cash and cash equivalents	(5.5)	(71.6)
Cash and cash equivalents at beginning of period	20.9	87.4
Cash and cash equivalents at end of period	$15.4	$15.8

See accompanying notes

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

1. Basis of Presentation

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned and majority-owned subsidiaries (collectively, “Scholastic” or the “Company”). Intercompany transactions are eliminated in consolidation. These financial statements have not been audited but reflect those adjustments consisting of normal recurring items that management considers necessary for a fair presentation of financial position, results of operations, comprehensive income (loss) and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (the “Annual Report”).

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2014 relate to the twelve-month period ended May 31, 2014.

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

Restricted Cash

The condensed consolidated balance sheets include restricted cash of $0.2, $0.3 and $0.2 at August 31, 2014, May 31, 2014 and August 31, 2013, respectively, which is reported in “Other current assets.”

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

	Children’s Book Publishing and Distribution	Educational Technology and Services	Classroom and Supplemental Materials Publishing	Media, Licensing and Advertising	Overhead (1)	Total Domestic	International	Total
Three months ended August 31, 2014
Revenues	$54.7	$89.4	$42.8	$10.6	$—	$197.5	$86.3	$283.8
Bad debt expense	0.5	0.3	—	0.2	—	1.0	1.2	2.2
Depreciation and amortization (2)	7.9	7.5	2.9	1.6	5.7	25.6	2.4	28.0
Segment operating income (loss)	(60.5)	30.3	(0.5)	(3.9)	(16.9)	(51.5)	(1.9)	(53.4)
Segment assets at 8/31/14	467.2	208.3	161.8	28.7	546.7	1,412.7	267.7	1,680.4
Goodwill at 8/31/14	40.9	22.7	65.4	5.4	—	134.4	10.1	144.5
Expenditures for long-lived assets including royalty advances	15.8	6.0	1.7	1.8	0.9	26.2	3.1	29.3
Long-lived assets at 8/31/14	146.8	117.8	90.4	14.5	386.4	755.9	66.8	822.7
Three months ended August 31, 2013
Revenues	$54.6	$94.8	$37.8	$10.4	$—	$197.6	$78.7	$276.3
Bad debt expense	0.4	0.4	—	—	—	0.8	0.6	$1.4
Depreciation and amortization (2)	8.0	6.3	2.6	0.6	10.0	27.5	1.7	$29.2
Segment operating income (loss)	(61.5)	36.2	(1.6)	(1.9)	(16.4)	(45.2)	(0.7)	$(45.9)
Segment assets at 8/31/13	464.2	207.8	153.6	25.1	407.7	1,258.4	247.6	$1,506.0
Goodwill at 8/31/13	54.3	22.7	65.4	5.4	—	147.8	10.1	$157.9
Expenditures for long-lived assets including royalty advances	11.4	8.5	2.0	1.1	5.2	28.2	2.5	$30.7
Long-lived assets at 8/31/13	163.6	118.6	90.5	12.2	236.2	621.1	64.4	$685.5

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

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, prepublication and production costs.

3. Debt

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	August 31, 2014	May 31, 2014	August 31, 2013
Loan Agreement:
Revolving Loan (interest rates of 1.4%, 1.3% and 1.4%, respectively)	$185.0	$120.0	$15.0
Unsecured lines of credit (weighted average interest rates of 2.3%, 2.3% and 3.6%, respectively)	$13.9	$15.8	$14.2
Total debt	$198.9	$135.8	$29.2
Less lines of credit, short-term debt and current portion of long-term debt	(13.9)	(15.8)	(29.2)
Total long-term debt	$185.0	$120.0	$—

The fair value of the Company's debt approximates the carrying value for all periods presented.

The following table sets forth the maturities of the Company’s debt obligations as of August 31, 2014, for the twelve-month periods ending August 31,

2015	$13.9
2016	$—
2017	$—
2018	$185.0
Total debt	$198.9

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

As of August 31, 2014, the indicated spread on Base Rate Advances was 0.18% and the indicated spread on Eurodollar Rate Advances was 1.18%, both based on the Company’s prevailing consolidated debt to total capital ratio. The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At August 31, 2014, the facility fee rate was 0.20%.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

As of August 31, 2014, the Company's borrowings under the Loan Agreement totaled $185.0. The Company initially incurred $120.0 of this obligation in the third quarter of fiscal 2014 to partially finance the purchase of the land and building of a previously leased property at 555 Broadway in Manhattan. In the current fiscal quarter, the Company had net borrowings of $65.0. While this obligation is not due until the December 5, 2017 maturity date, the Company may, from time to time, make payments to reduce this obligation when cash from operations becomes available.

At August 31, 2014, the Company had open standby letters of credit totaling $0.4 under the Loan Agreement.

The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at August 31, 2014, the Company was in compliance with these covenants.

Lines of Credit

As of August 31, 2014, the Company has domestic unsecured money market bid rate credit lines totaling $25.0. Outstanding borrowings under these credit lines were $7.5, $10.0 and $5.9 at August 31, 2014, May 31, 2014 and August 31, 2013, respectively. At August 31, 2014, the Company had open standby letters of credit totaling $4.9 under the domestic unsecured money market bid rate credit lines. As of August 31, 2014 availability under these unsecured money market bid rate credit lines totaled $12.6. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of August 31, 2014, the Company has equivalent local currency credit lines totaling $48.1.  Outstanding borrowings under these lines of credit totaled $6.4, $5.8 and $8.3 at August 31, 2014, May 31, 2014 and August 31, 2013, respectively. As of August 31, 2014 the equivalent amounts available totaled $41.7, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

4. Commitments and Contingencies

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

5. Earnings (Loss) Per Share

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the three month periods ended August 31, 2014 and 2013, respectively:

	Three months ended
	August 31, 2014	August 31, 2013
Earnings (loss) from continuing operations attributable to Class A and Common Shares	$(34.0)	$(30.1)
Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	(0.1)	0.2
Net income (loss) attributable to Class A and Common Shares	$(34.1)	$(29.9)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	32.4	31.8
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	*	*
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	*	*
Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(1.05)	$(0.94)
Earnings (loss) from discontinued operations, net of tax	$(0.00)	$0.00
Net income (loss)	$(1.05)	$(0.94)
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(1.05)	$(0.94)
Earnings (loss) from discontinued operations, net of tax	$(0.00)	$0.00
Net income (loss)	$(1.05)	$(0.94)

* In each of the three month periods ended August 31, 2014 and 2013, the Company experienced a Loss from continuing operations and therefore did not report any dilutive share impact.

The following table sets forth Options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	August 31, 2014	August 31, 2013
Options outstanding pursuant to stock-based compensation plans (in millions)	4.0	4.0

In periods of net loss, dilutive earnings per share are not reported, as the effect of the potentially dilutive shares becomes anti-dilutive.

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

As of August 31, 2014, $13.4 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors. See Note 10, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

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

The following table summarizes the activity in Goodwill for the periods indicated:

	Three months ended August 31, 2014	Twelve months ended May 31, 2014	Three months ended August 31, 2013
Gross beginning balance	$178.7	$178.7	$178.7
Accumulated impairment	(34.2)	(20.8)	(20.8)
Beginning balance	$144.5	$157.9	$157.9
Impairment charge	—	(13.4)	—
Foreign currency translation	0.0	0.0	0.0
Other	—	—	—
Gross ending balance	$178.7	$178.7	$178.7
Accumulated impairment	(34.2)	(34.2)	(20.8)
Ending balance	$144.5	$144.5	$157.9

The following table summarizes the activity in Total other intangibles for the periods indicated:

	Three months ended August 31, 2014	Twelve months ended May 31, 2014	Three months ended August 31, 2013
Beginning balance - customer lists	$2.4	$3.4	$3.4
Additions	0.6	—	—
Amortization expense	(0.2)	(1.0)	(0.2)
Foreign currency translation	0.0	0.0	0.0
Customer lists, net of accumulated amortization of $3.5, $3.3 and $2.5, respectively	$2.8	$2.4	$3.2
Beginning balance - other intangibles	$7.6	$9.2	$9.2
Additions	—	—	—
Amortization expense	(0.4)	(1.4)	(0.4)
Foreign currency translation	0.0	0.0	0.0
Other	—	(0.2)	—
Other intangibles, net of accumulated amortization of $13.8, $13.4 and $12.4, respectively	$7.2	$7.6	$8.8
Total other intangibles subject to amortization	$10.0	$10.0	$12.0
Trademarks and other	$2.2	$2.2	$2.0
Total other intangibles not subject to amortization	$2.2	$2.2	$2.0
Total other intangibles	$12.2	$12.2	$14.0

Amortization expense for Total other intangibles was $0.6 and $0.6 for the three months ended August 31, 2014 and 2013, respectively. Intangible assets with definite lives consist principally of customer lists, covenants not to compete and trademark rights. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 6.5 years.

7. Investments

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $18.8, $18.4 and $21.9 at August 31, 2014, May 31, 2014 and August 31, 2013, respectively.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

In the first quarter of fiscal 2014, the Company acquired a 20% interest in a software development business for $1.0 in cash, which was accounted for using the equity method of accounting. The investment was determined to be other than temporarily impaired and the Company recognized a loss of $1.0 in the fourth quarter of the fiscal year ended May 31, 2014.

The Company owns a 15% non-controlling interest in a book distribution business located in the UK, which was accounted for as a cost-basis investment. A decline in results for this operation led management to determine that this investment was other than temporarily impaired and the Company recognized a loss of $4.8 in respect of this investment in the fiscal year ended May 31, 2014. On September 12, 2014, the Company sold its 15% interest in this business for approximately $0.7.

The Company’s 26.2% non-controlling interest in a children’s book publishing business located in the UK is accounted for using the equity method of accounting. Income from equity investments totaled $0.7 and $0.7 for the three months ended August 31, 2014 and 2013, respectively.

The following table summarizes the Company’s investments as of the dates indicated:

	August 31, 2014	May 31, 2014	August 31, 2013
Cost method investments:
UK - based	$—	$—	$4.7
Total cost method investments	$—	$—	$4.7
Equity method investments:
UK - based	$18.8	$18.3	$16.2
Other	0.0	0.1	1.0
Total equity method investments	$18.8	$18.4	$17.2
Total	$18.8	$18.4	$21.9

8. Employee Benefit Plans

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

	Pension Plans Three months ended August 31,		Post-Retirement Benefits Three months ended August 31,
	2014	2013	2014	2013
Components of net periodic benefit (credit) cost:
Service cost	$—	$—	$0.0	$0.0
Interest cost	1.7	1.8	0.3	0.3
Expected return on assets	(2.5)	(3.1)	—	—
Net amortization of prior service credit	—	—	(0.0)	(0.0)
Amortization of (gain) loss	0.3	0.4	0.4	0.6
Net periodic benefit (credit) cost	$(0.5)	$(0.9)	$0.7	$0.9

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the three months ended August 31, 2014, the Company made no contribution to the the U.S. Pension Plan and contributed $0.3 to the UK Pension Plan.

The Company expects, based on actuarial calculations, to contribute cash of approximately $1.4 to the Pension Plans for the fiscal year ending May 31, 2015.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

In the current fiscal year, the U.S. Pension Plan's funding status is sufficient to allow participants to receive "lump sum" payments at the participant's request. If these requests exceed $5.2 in the current fiscal year, the Company will recognize a partial settlement of the plan.

9. Stock-Based Compensation

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended
	August 31, 2014	August 31, 2013
Stock option expense	$0.8	$0.2
Restricted stock unit expense	0.7	0.8
Management stock purchase plan	0.0	0.0
Employee stock purchase plan	0.1	0.1
Total stock-based compensation expense	$1.6	$1.1

During each of the three month periods ended August 31, 2014 and 2013, respectively, approximately 0.5 million and 0.4 million shares of Common Stock were issued by the Corporation pursuant to its stock-based compensation plans.

10. Treasury Stock

The Board of Directors has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. The table below represents the remaining Board authorization:

Board Authorization	Amount
September 2010	$44.0	(a)
Less repurchases made under this authorization	(30.6)
Remaining Board authorization at August 31, 2014	$13.4

(a)  Represents the remainder of a $200.0 authorization after giving effect to the purchase of 5,199,699 shares at $30.00 per share pursuant to a large share repurchase in the form of a modified Dutch auction tender offer that was completed by the Company on November 3, 2010 for a total cost of $156.0, excluding related fees and expenses.

There were no repurchases of Common Stock made during the first fiscal quarter of 2015. The Company’s repurchase program may be suspended at any time without prior notice.

11. Fair Value Measurements

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

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, debt and foreign currency forward contracts. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The Company employs Level 2 fair value measurements for the disclosure of the fair value of its various lines of credit. See Note 3, “Debt,” for a more complete description of fair value measurements employed. The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure. See Note 13, “Derivatives and Hedging,” for a more complete description of fair value measurements employed.

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

12. Income Taxes and Other Taxes

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

The Company’s annual effective tax rate, exclusive of discrete items and unbenefitted foreign losses, used to calculate the interim tax provision is expected to be 39.0% resulting in a tax rate, inclusive of discrete items and unbenefitted foreign losses, of 37.3% for the three month period ended August 31, 2014.

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The Company is currently under audit by the Internal Revenue Service for fiscal years ended May 31, 2011, 2012 and 2013.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

13. Derivatives and Hedging

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings, and it recognizes the unrealized gain or loss in other current assets or liabilities. Unrealized losses of $0.3 and unrealized gains of $0.4 were recognized at August 31, 2014 and August 31, 2013, respectively.

14. Other Accrued Expenses

Other accrued expenses consist of the following as of the dates indicated:

	August 31, 2014	May 31, 2014	August 31, 2013
Accrued payroll, payroll taxes and benefits	$40.4	$41.7	$40.3
Accrued bonus and commissions	23.3	36.9	20.7
Accrued other taxes	23.2	27.5	24.4
Accrued advertising and promotions	29.8	35.6	33.1
Accrued income taxes	3.5	4.7	4.4
Accrued insurance	8.6	8.3	8.9
Other accrued expenses	29.2	30.0	28.2
Total accrued expenses	$158.0	$184.7	$160.0

15. Subsequent Events

The Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the second quarter of fiscal 2015. The dividend is payable on December 15, 2014 to shareholders of record as of the close of business on October 31, 2014.

On September 12, 2014, the Company sold its interest in a cost method investment for approximately $0.7. (see Note 7, "Investments").

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenue for the quarter ended August 31, 2014 was $283.8 million, compared to $276.3 million in the prior fiscal year quarter, an increase of $7.5 million, or 3%. The Company reported first quarter loss per share of $1.05, versus a loss per share of $0.94 in the prior fiscal year quarter. Operating results for the quarter ended August 31, 2014 included expenses of $1.2 million related to severance as a result of the Company’s cost reduction programs, while the prior fiscal year quarter included $2.0 million of similar expenses. The Company typically records a loss in its first fiscal quarter, when most U.S. schools are not in session.

In the quarter ended August 31, 2014, revenue improvements in guided reading and classroom book collections, educational technology math products and programs, international channels and school book clubs and fairs were partially offset by decreased sales of the Company’s reading intervention programs. While the first quarter is not significant for book clubs and book fair operations since most schools are not in session, the combined 20% revenue growth of these operations reflects a continuing positive trend. In the Educational Technology and Services segment, most of the revenue decline compared to the prior fiscal year quarter came from a challenging comparison due to the launch of a new slate of products in the prior fiscal year quarter, including a significant delivery of the Company’s Common Core Code X® middle school language arts print curriculum for New York City. Operating loss increased $7.5 million, or 16% compared to the prior fiscal year quarter, primarily due to lower results in the Company’s Educational Technology and Services segment, including higher amortization costs related to the new programs, and slightly higher losses in certain international markets, as well as in the Company's media operations due to higher amortization costs for new programming.

In the Company’s Educational Technology and Services segment, the Company’s sales organization intensified sales efforts on core reading and mathematics intervention programs, including services to support the professional growth of teachers. The Company believes the strong results in sales of classroom books and guided reading products evidences that schools are expanding their use of customized reading programs for grades K−5, while encouraging independent reading and the use of children’s literature programs, which are the hallmark of Scholastic. In addition, school-based book clubs and book fair operations are also benefiting from this renewed concentration on independent reading as a gateway to improved student motivation and achievement.

Results of Operations – Consolidated

Revenues for the quarter ended August 31, 2014 increased by $7.5 million to $283.8 million, compared to $276.3 million in the prior fiscal year quarter. The increase was driven by increased sales of guided reading and classroom book collections, educational technology math products and program solutions, international channels and school book clubs and fairs. These increases were partially offset by lower sales of the Company’s education technology reading programs, due to a challenging comparison with a strong prior fiscal year quarter.

Components of Cost of goods sold for the three months ended August 31, 2014 and 2013 are as follows:

	Three months ended August 31,
	2014		2013
	$	% of Revenue	$	% of Revenue
Product, service and production costs	$73.9	26.0%	$66.6	24.1%
Royalty costs	16.4	5.8%	17.4	6.3%
Prepublication and production amortization	14.4	5.1%	13.1	4.7%
Postage, freight, shipping, fulfillment and other	45.5	16.0%	40.8	14.8%
Total	$150.2	52.9%	$137.9	49.9%

Cost of goods sold as a percentage of revenue for the quarter ended August 31, 2014 increased to 52.9%, compared to 49.9% in the prior fiscal year quarter, due to higher amortization of technology products and programming costs of $1.9 million, increased sales of low-margin media products in the Company’s Australia operations, higher overall costs in Canada and an increase in the relative sales of printed education materials compared to technology products in the Company’s Educational Technology and Services segment. Also contributing to the increase were increased costs in the Company’s growing classroom books operations as a result of product mix compared to the prior fiscal year quarter.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Selling, general and administrative expenses in the quarter ended August 31, 2014 increased $5.1 million to $173.5 million, compared to $168.4 million in the prior fiscal year quarter. Higher employee related, bad debt and other operating expenses across the Company’s foreign operations of $3.4 million, combined with higher domestic employee-related expense of $2.0 million, drove the increase.  This was partially offset by lower severance of $0.8 million related to restructuring activities.

For the fiscal quarter ended August 31, 2014, net interest expense decreased to $0.9 million from $1.9 million, due to the March 2014 settlement of the capital leases associated with the purchase of 555 Broadway, New York, NY.

The Company’s effective tax rate for the first quarter of fiscal 2015 was 37.3%, compared to 37.0% in the prior fiscal year quarter. For the full year, the Company expects an effective tax rate, exclusive of discrete items of approximately 41%.

Loss from continuing operations for the quarter ended August 31, 2014 increased by $3.9 million to $34.0 million, compared to $30.1 million in the prior fiscal year quarter. Loss from continuing operations per share of Class A Stock and Common Stock was $1.05 in the quarter ended August 31, 2014, compared to $0.94 in the prior fiscal year quarter.
Loss from discontinued operations, net of tax, for the quarter ended August 31, 2014 was $0.1 million, compared to earnings from discontinued operations, net of tax, of $0.2 million in the prior fiscal year quarter. The Company did not discontinue any operations in the first quarter of fiscal 2015.

Net loss for the quarter ended August 31, 2014 increased by $4.2 million to $34.1 million, compared to $29.9 million in the prior fiscal year quarter. Net loss per share of Class A Stock and Common Stock was $1.05 in the quarter ended August 31, 2014, compared to $0.94 in the prior fiscal year quarter.

Results of Continuing Operations

Children’s Book Publishing and Distribution

	Three months ended August 31,
($ amounts in millions)	2014	2013	$ change	% change
Revenues	$54.7	$54.6	$0.1	0.2%
Cost of goods sold	35.7	36.6	(0.9)	-2.5%
Other operating expenses *	79.5	79.5	—	—%
Operating income (loss)	$(60.5)	$(61.5)	$1.0
Operating margin	-	-

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2014 were relatively flat at $54.7 million, compared to $54.6 million in the prior fiscal year quarter. Trade channel revenues declined $3.2 million as the success of the Minecraft handbook series, sales of the Spirit AnimalsTM multiplatform series, and of Sisters by Raina Telgemeier and sales of other front list titles were more than offset by lower sales of the Hunger Games trilogy and Harry Potter. Strong Harry Potter sales in the prior year fiscal quarter were driven by the prior year release of new cover art editions. Offsetting the decline in the trade channel were improved results from the Company’s school channels, as the Company’s book clubs revenues increased $2.2 million and the Company’s book fairs revenues increased $1.1 million. While revenues from these channels are not significant in the first quarter as most schools are not in session, the results reflected the strong momentum these channels experienced in the second half of the prior school year.

Cost of goods sold for the quarter ended August 31, 2014 was $35.7 million, or 65% of revenues, compared to $36.6 million, or 67% of revenues, in the prior fiscal year quarter. The modest decrease was driven by lower content costs partially offset by higher sales of lower margin products in the trade channel.

Other operating expenses were flat at $79.5 million for each of the quarters ended August 31, 2014 and August 31, 2013.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Segment operating loss decreased to $60.5 million for the quarter ended August 31, 2014, compared to a loss of $61.5 million in the prior fiscal year quarter. The segment generally experiences a loss in the first quarter as the school channels are incurring expenses for the upcoming school year, but do not yet have significant revenues.

Educational Technology and Services

	Three months ended August 31,
($ amounts in millions)	2014	2013	$ change	% change
Revenues	$89.4	$94.8	$(5.4)	-5.7%
Cost of goods sold	29.9	28.1	1.8	6.4%
Other operating expenses *	29.2	30.5	(1.3)	-4.3%
Operating income (loss)	$30.3	$36.2	$(5.9)
Operating margin	33.9%	38.2%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2014 decreased by $5.4 million to $89.4 million, compared to $94.8 million in the prior fiscal year quarter. Sales of Read 180® and System 44®, the Company’s intervention reading technology programs, declined $2.8 million from the strong prior year quarter, which benefited from the release of System 44 Next Generation late in fiscal 2013. The first quarter of fiscal 2015 did not have the increased demand associated with new product launches, whereas the prior fiscal year quarter benefitted from the launches of iReadTM and Common Core Code X®, sales of which decreased by $2.9 million compared to the prior year fiscal quarter, which included a significant delivery of the Company’s Common Core Code X comprehensive English Language Arts curriculum to New York City’s Board of Education. Other literacy products, including legacy and smaller programs, also declined in the first quarter of fiscal 2015 compared to the prior fiscal year quarter. Partially offsetting these declines were revenues from the segment’s continued expansion of its presence in mathematics solutions, such as Math 180, Do The Math® and Scholastic Math InventoryTM, the Company’s computer-adaptive mathematics assessment program, which collectively increased $2.1 million in the fiscal quarter ended August 31, 2014 compared to the prior fiscal year quarter.

Cost of goods sold for the quarter ended August 31, 2014 was $29.9 million, or 33% of revenues, compared to $28.1 million, or 30% of revenues, in the prior fiscal year quarter. The increase was primarily due to higher amortization of prepublication expenses of $0.9 million associated with newer products and a higher percentage of revenues from print products, which carry higher variable costs and higher costs to deliver services revenue.

Other operating expenses for the quarter ended August 31, 2014 were $29.2 million, compared to $30.5 million in the prior fiscal year quarter. The decline was due to lower commission expense associated with lower product revenues.

Operating income decreased by $5.9 million in the fiscal quarter ended August 31, 2014 driven by the decrease in revenues, higher amortization and a higher percentage of revenues derived from print materials. The segment’s profitability is driven by continued demand for innovative educational technology solutions, the availability of federal, state and local funding for educational resources, and the timing of product releases. In the first fiscal quarter of 2015, the absence of new product launches compared to the high number of Company products launched in the prior fiscal year quarter resulted in the lower comparable profitability.

Classroom and Supplemental Materials Publishing

	Three months ended August 31,
($ amounts in millions)	2014	2013	$ change	% change
Revenues	$42.8	$37.8	$5.0	13.2%
Cost of goods sold	18.6	15.7	2.9	18.5%
Other operating expenses *	24.7	23.7	1.0	4.2%
Operating income (loss)	$(0.5)	$(1.6)	$1.1
Operating margin	-	-

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2014 increased by $5.0 million to $42.8 million, compared to $37.8 million in the prior fiscal year quarter. As a result of the demand for independent reading materials, revenues from classroom books and literacy initiatives, including guided reading programs such as the Guided Reading Blue 2nd Edition and summer reading programs, increased $4.3 million compared to the prior fiscal year quarter. Revenues from sales of library publishing products also increased, while classroom magazine revenues are not significant for the first fiscal quarter, as most schools are not in session.

Cost of goods sold for the quarter ended August 31, 2014 was $18.6 million, or 43% of revenues, compared to $15.7 million, or 42% of revenues, in the prior fiscal year quarter. The modest relative increase was a result of classroom and professional book product mix sold in the first quarter of fiscal 2015 compared to the prior fiscal year quarter.

Other operating expenses for the quarter ended August 31, 2014 were $24.7 million, compared to $23.7 million in the prior fiscal year quarter. The increase was attributable to higher expenses associated with the classroom magazines operations.

Operating losses in the fiscal quarter ended August 31, 2014 decreased $1.1 million compared to the prior fiscal year quarter. The segment generally experiences a loss in the first fiscal quarter as the classroom magazines operations are incurring expenses for the upcoming school year, but do not yet have significant revenues. The improvement is entirely due to the revenue increases mentioned above, partially offset by higher costs associated with the growing classroom magazines business.

Media, Licensing and Advertising

	Three months ended August 31,
($ amounts in millions)	2014	2013	$ change	% change
Revenues	$10.6	$10.4	$0.2	1.9%
Cost of goods sold	5.7	4.5	1.2	26.7%
Other operating expenses *	8.8	7.8	1.0	12.8%
Operating income (loss)	$(3.9)	$(1.9)	$(2.0)
Operating margin	-	-

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2014 were relatively flat at $10.6 million compared to $10.4 million in the prior fiscal year quarter. Higher sales of the Company’s original animated programming WordGirl® and Astroblast!TM were partially offset by lower sales of interactive products and media content to streaming platforms. Sales of Company programming, which increased $0.6 million in the first fiscal quarter of 2015 compared to the prior fiscal year quarter, tend to vary depending upon programming delivered and new agreements entered into during the quarter. In the fiscal quarter ended August 31, 2014, the Company delivered new programming for WordGirl® and Astroblast!TM, while in the prior fiscal year quarter the Company entered into arrangements for delivery of evergreen content with streaming partners such as Netflix. Sales of interactive products were down in the first quarter of 2015, consistent with the ongoing trend, driven by continued decreased demand for Leapster products.

Cost of goods sold for the quarter ended August 31, 2014 was $5.7 million, or 54% of revenues, compared to $4.5 million, or 43% of revenues, in the prior fiscal year quarter. The increase was primarily due to higher amortization of new programming costs of $1.0 million.

Other operating expenses for the quarter ended August 31, 2014 were $8.8 million compared to $7.8 million in the prior fiscal year quarter. Higher employee and bad debt expenses drove the increase.

Operating losses in the quarter ended August 31, 2014 increased by $2.0 million compared to the prior fiscal year quarter, as the segment experienced higher amortization costs and other operating expenses compared to flat revenues.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

International

	Three months ended August 31,
($ amounts in millions)	2014	2013	$ change	% change
Revenues	$86.3	$78.7	$7.6	9.7%
Cost of goods sold	44.0	38.4	5.6	14.6%
Other operating expenses *	44.2	41.0	3.2	7.8%
Operating income (loss)	$(1.9)	$(0.7)	$(1.2)
Operating margin	-	-

* Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended August 31, 2014 increased $7.6 million to $86.3 million, compared to $78.7 million in the prior fiscal year quarter. The increase was due to higher local currency revenue of $1.7 million across most major channels of the UK operations, increased sales of media products in Australia of $1.9 million, the favorable impact of foreign exchange rates of $1.3 million, increased export sales of products and rights of $1.8 million and higher direct sales in Malaysia and Thailand.
Cost of goods sold for the quarter ended August 31, 2014 was $44.0 million, or 51% of revenues, compared to $38.4 million, or 49% of revenues, in the prior fiscal year quarter. The relative increase was due to increased sales of media products in Australia, which carry lower gross margins, higher overall costs in Canada, including royalties and inventory costs, and the absence of a high margin education sale in Canada which had occurred in the prior fiscal year quarter.
Other operating expenses for the quarter ended August 31, 2014 were $44.2 million, compared to $41.0 million in the prior fiscal year quarter. The increase was due to higher costs across most of the segment’s foreign operations, including higher employee and administrative expenses, as well as bad debt expense in Canada.
Operating loss for the quarter ended August 31, 2014, increased $1.2 million, as improved profitability across major channels of the UK operations was offset by lower profitability in most other markets, including higher costs in Canada.
Overhead

Unallocated overhead expense for the quarter ended August 31, 2014 increased by $0.5 million to $16.9 million, from $16.4 million in the prior fiscal year quarter, primarily due to increased technology investment, partially offset by lower severance expense related to cost savings initiatives of $1.2 million in the quarter ended August 31, 2014, compared to $1.4 million of severance expense in the prior fiscal year quarter.

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

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $15.4 million at August 31, 2014, $20.9 million at May 31, 2014 and $15.8 million at August 31, 2013. Cash and cash equivalents held by the Company’s U.S. operations totaled $2.0 million at August 31, 2014, $2.1 million at May 31, 2014 and $2.8 million at August 31, 2013.

Cash used in operating activities was $55.8 million for the quarter ended August 31, 2014, compared to cash used in operating activities of $70.8 million for the prior fiscal year quarter, representing a decrease in cash used in operating activities of $15.0 million. The Company’s book clubs and book fairs operations utilize the first quarter of the fiscal year to build inventory and prepare for the upcoming school year. In the quarter ended August 31, 2014, the Company’s book clubs business increased purchases over the prior fiscal year quarter, primarily driving $18.1 million in increased cash usage over the prior fiscal year quarter for inventories. This purchase activity was more than offset by increased balances of current liabilities (payables, accruals and royalties), which resulted in a decreased use of cash of $29.6 million. Much of the increase in current liabilities relates to the increased inventory purchases and higher promotional activities for the upcoming school year, and will be paid in the second quarter of fiscal 2015. Higher deferred revenue balances, primarily in education and classroom magazines, than the prior fiscal year quarter contributed $4.9 million to the improvement in cash used in operations. In the quarter ended August 31, 2014, income tax payments, net of refunds, exceeded the prior fiscal year quarter by $4.9 million, partially offsetting this improvement.

Cash used in investing activities was $21.7 million for the quarter ended August 31, 2014, compared to $24.0 million in the prior fiscal year quarter. Higher prepublication and production costs spending in the prior fiscal year quarter of $1.9 million was driven by development costs in the educational technology business.

Cash provided by financing activities was $72.0 million for the quarter ended August 31, 2014, compared to cash provided in financing activities of $24.0 million for the prior fiscal year quarter. Higher current fiscal quarter borrowing activity was the result of less cash on hand as of May 31, 2014 than as of May 31, 2013. The Company also received $12.6 million of proceeds pursuant to employee stock plans compared to $1.3 million in the prior fiscal year quarter, due to higher share price and options approaching their expiration.

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

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, dividends, currently authorized common share repurchases, debt service, planned capital expenditures and other investments. As of August 31, 2014, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $15.4 million, cash from operations, and funding available under the Revolving Loan totaling approximately $239.0 million. Additionally, the Company has short-term credit facilities of $54.3 million, net of current borrowings of $13.9 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

Financing

Loan Agreement

Outstanding borrowings under the Loan Agreement were $185.0 million as of August 31, 2014. For a more complete description of the Company’s Loan Agreement, see Note 3 of Notes to Condensed Consolidated Financial Statements-Unaudited in Item 1, “Financial Statements.”

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts which were not significant as of August 31, 2014. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates in its variable-rate borrowings. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Note 3 of Notes to Condensed Consolidated Financial Statements unaudited in Item 1, “Financial Statements.”

The following table sets forth information about the Company’s debt instruments as of August 31, 2014:

($ amounts in millions)	Fiscal Year Maturity
	2015 (1)	2016	2017	2018	2019	Thereafter	Total	Fair Value @ 8/31/14
Debt Obligations
Lines of Credit and current portion of long-term debt	$13.9	$—	$—	$—	$—	$—	$13.9	$13.9
Average interest rate	2.3%	—	—	—	—	—
Long-term debt	$—	$—	$—	$185.0	$—	$—	$185.0	$185.0
Average interest rate	—	—	—	various(2)	—	—

(1)	Fiscal 2015 includes the remaining nine months of the current fiscal year ending May 31, 2015.

(2)
The average rate is variable and is anticipated to be that under the Company's Loan Agreement as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, "Financial Statements."

SCHOLASTIC CORPORATION Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of August 31, 2014, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

SCHOLASTIC CORPORATION
(Registrant)

Date: September 26, 2014	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board, President and Chief Executive Officer

Date: September 26, 2014	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED AUGUST 31, 2014
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