Form 10-Q
period 2014-11-30
SCHOLASTIC CORP
filed 2014-12-22
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2014	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of November 30, 2014

Common Stock, $.01 par value	31,039,672
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2014	2013	2014	2013
Revenues	$665.6	$623.2	$949.4	$899.5
Operating costs and expenses:
Cost of goods sold	288.7	264.8	438.9	402.7
Selling, general and administrative expenses (exclusive of depreciation and amortization)	248.2	234.4	421.7	402.8
Depreciation and amortization	13.0	15.9	26.5	31.8
Asset impairments	2.9	13.4	2.9	13.4
Total operating costs and expenses	552.8	528.5	890.0	850.7
Operating income (loss)	112.8	94.7	59.4	48.8
Interest expense, net	(1.0)	(2.1)	(1.9)	(4.0)
Gain (loss) on investment	0.6	—	0.6	—
Earnings (loss) from continuing operations before income taxes	112.4	92.6	58.1	44.8
Provision (benefit) for income taxes	43.8	34.3	23.5	16.6
Earnings (loss) from continuing operations	68.6	58.3	34.6	28.2
Earnings (loss) from discontinued operations, net of tax	(0.1)	0.0	(0.2)	0.2
Net income (loss)	$68.5	$58.3	$34.4	$28.4
Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic:
Earnings (loss) from continuing operations	$2.10	$1.82	$1.06	$0.88
Earnings (loss) from discontinued operations, net of tax	$(0.01)	$0.00	$(0.00)	$0.01
Net income (loss)	$2.09	$1.82	$1.06	$0.89
Diluted:
Earnings (loss) from continuing operations	$2.06	$1.80	$1.04	$0.87
Earnings (loss) from discontinued operations, net of tax	$(0.01)	$0.00	$(0.00)	$0.01
Net income (loss)	$2.05	$1.80	$1.04	$0.88
Dividends declared per class A and common share	$0.150	$0.150	$0.300	$0.275

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended November 30,		Six months ended November 30,
	2014	2013	2014	2013
Net income (loss)	$68.5	$58.3	$34.4	$28.4
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(8.0)	3.0	(7.5)	(2.6)
Pension and post-retirement adjustments (net of tax)	(2.0)	0.5	(1.5)	1.3
Total other comprehensive income (loss)	$(10.0)	$3.5	$(9.0)	$(1.3)
Comprehensive income (loss)	$58.5	$61.8	$25.4	$27.1

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	November 30, 2014	May 31, 2014	November 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$42.9	$20.9	$117.2
Accounts receivable, net	287.6	253.3	286.4
Inventories, net	346.5	272.7	342.3
Deferred income taxes	81.0	81.0	79.2
Prepaid expenses and other current assets	52.1	35.1	50.6
Current assets of discontinued operations	0.4	0.4	0.4
Total current assets	810.5	663.4	876.1
Property, plant and equipment, net	452.2	467.0	294.2
Prepublication costs	141.2	143.1	148.4
Royalty advances, net	39.7	38.5	40.0
Production costs	4.6	4.5	4.0
Goodwill	144.5	144.5	144.5
Other intangibles	11.7	12.2	13.4
Noncurrent deferred income taxes	5.9	4.1	14.7
Other assets and deferred charges	40.8	51.2	44.6
Total assets	$1,651.1	$1,528.5	$1,579.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of long-term debt	$9.2	$15.8	$9.6
Capital lease obligations	0.7	0.0	0.0
Accounts payable	183.6	145.3	196.0
Accrued royalties	41.9	34.1	41.8
Deferred revenue	116.0	48.7	111.6
Other accrued expenses	193.9	184.7	184.0
Current liabilities of discontinued operations	1.0	1.1	1.2
Total current liabilities	546.3	429.7	544.2
Noncurrent Liabilities:
Long-term debt	95.0	120.0	—
Capital lease obligations	0.9	0.0	58.0
Other noncurrent liabilities	60.7	63.4	94.3
Total noncurrent liabilities	156.6	183.4	152.3

Commitments and Contingencies	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	585.2	580.8	581.6
Accumulated other comprehensive income (loss)	(64.2)	(55.2)	(66.7)
Retained earnings	789.7	765.1	758.9
Treasury stock at cost	(362.9)	(375.7)	(390.8)
Total stockholders’ equity	948.2	915.4	883.4
Total liabilities and stockholders’ equity	$1,651.1	$1,528.5	$1,579.9

 See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Six months ended
	November 30, 2014	November 30, 2013
Cash flows - operating activities:
Net income (loss)	$34.4	$28.4
Earnings (loss) from discontinued operations, net of tax	(0.2)	0.2
Earnings (loss) from continuing operations	34.6	28.2
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	6.5	3.9
Provision for losses on inventory	10.9	10.1
Provision for losses on royalty advances	2.0	2.0
Amortization of prepublication and production costs	29.9	27.9
Depreciation and amortization	26.7	32.6
Amortization of pension and post-retirement actuarial gains and losses	4.9	2.1
Deferred income taxes	(2.3)	—
Non-cash write off related to asset impairment	2.9	13.4
Stock-based compensation	6.6	6.7
Income from equity investments	(1.7)	(1.8)
Gain on sale of investments	(0.6)	—
Changes in assets and liabilities:
Accounts receivable	(42.9)	(77.1)
Inventories	(89.9)	(76.2)
Prepaid expenses and other current assets	(13.6)	13.0
Deferred promotion costs	(3.8)	(2.5)
Royalty advances	(3.6)	(4.8)
Accounts payable	40.2	40.1
Other accrued expenses	12.1	2.1
Accrued royalties	8.4	7.4
Deferred revenue	67.4	63.6
Pension and post-retirement liabilities	4.9	(6.9)
Other noncurrent liabilities	(0.6)	(2.1)
Other, net	(7.8)	(0.3)
Total adjustments	56.6	53.2
Net cash provided by (used in) operating activities of continuing operations	91.2	81.4
Net cash provided by (used in) operating activities of discontinued operations	(0.3)	0.1
Net cash provided by (used in) operating activities	90.9	81.5

Cash flows - investing activities:
Prepublication and production expenditures	(28.7)	(31.8)
Additions to property, plant and equipment	(13.4)	(14.1)
Acquisition related payments	(0.7)	(1.0)
Other	5.4	1.3
Net cash provided by (used in) investing activities	(37.4)	(45.6)

 See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Six months ended
	November 30, 2014	November 30, 2013
Cash flows - financing activities:
Net repayments under credit agreement and revolving loan	(25.0)	—
Borrowings under lines of credit	184.8	133.0
Repayments of lines of credit	(191.1)	(125.5)
Repayment of capital lease obligations	(0.0)	(0.2)
Reacquisition of common stock	(3.5)	(6.2)
Proceeds pursuant to stock-based compensation plans	12.9	1.4
Payment of dividends	(9.9)	(8.2)
Other	1.1	0.1
Net cash provided by (used in) financing activities	(30.7)	(5.6)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.5)
Net increase (decrease) in cash and cash equivalents	22.0	29.8
Cash and cash equivalents at beginning of period	20.9	87.4
Cash and cash equivalents at end of period	$42.9	$117.2

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

Segment

The Company determined that a part of the classroom magazine business previously reported in the Media, Licensing and Advertising segment should be reported in the Classroom and Supplemental Materials Publishing segment. All prior periods reflect this change in classification.

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

Use of estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Regulation S-X. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to:

•	Accounts receivable reserves for returns

•	Accounts receivable allowance for doubtful accounts

•	Pension and post-retirement obligations

•	Uncertain tax positions

•	Inventory reserves

•	Gross profits for book fair operations during interim periods

•	Sales taxes

•	Royalty advance reserves

•	Customer reward programs

•	Impairment testing for goodwill for assessment and measurement, intangibles and other long-lived assets and investments.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Restricted Cash

The condensed consolidated balance sheets include restricted cash of $0.2, $0.3 and $1.1 at November 30, 2014, May 31, 2014 and November 30, 2013, respectively, which is reported in “Other current assets.”

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") announced that it is amending the FASB Accounting Standards Codification by issuing Topic 606, Revenue from Contracts with Customers, at the same time as the International Accounting Standards Board (the "IASB") is issuing International Financial Reporting Standards 15, Revenue from Contracts with Customers. The issuance of this authoritative guidance completes the joint effort by the FASB and the IASB to clarify the principles for recognizing revenue and improve financial reporting by creating common revenue recognition guidance.

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

	Children’s Book Publishing and Distribution	Educational Technology and Services	Classroom and Supplemental Materials Publishing	Media, Licensing and Advertising	Overhead (1)	Total Domestic	International	Total
Three months ended November 30, 2014
Revenues	$402.6	$50.9	$64.8	$14.5	$—	$532.8	$132.8	$665.6
Bad debt expense	2.2	0.0	0.8	(0.1)	—	2.9	1.3	4.2
Depreciation and amortization (2)	8.2	7.8	2.9	1.9	5.5	26.3	2.1	28.4
Asset impairments (3)	—	—	—	—	2.9	2.9	—	2.9
Segment operating income (loss)	108.3	(1.2)	12.7	(0.7)	(26.2)	92.9	19.9	112.8
Expenditures for long-lived assets including royalty advances	9.7	7.5	1.5	1.6	2.9	23.2	3.6	26.8
Three months ended November 30, 2013
Revenues	$352.1	$60.9	$60.9	$13.7	$—	$487.6	$135.6	$623.2
Bad debt expense	1.0	0.0	0.6	0.1	—	1.7	0.8	$2.5
Depreciation and amortization (2)	7.8	7.6	2.5	0.5	10.5	28.9	1.6	$30.5
Asset impairments (3)	13.4	—	—	—	—	13.4	—	$13.4
Segment operating income (loss)	68.9	6.9	11.6	(1.3)	(13.6)	72.5	22.2	$94.7
Expenditures for long-lived assets including royalty advances	10.5	7.3	2.6	2.5	2.8	25.7	2.7	$28.4

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution	Educational Technology and Services	Classroom and Supplemental Materials Publishing	Media, Licensing and Advertising	Overhead(1)	Total Domestic	International	Total
Six months ended November 30, 2014
Revenues	$457.3	$140.3	$107.6	$25.1	$—	$730.3	$219.1	$949.4
Bad debt expense	2.8	0.3	0.8	0.1	—	4.0	2.5	6.5
Depreciation and amortization(2)	16.1	15.3	5.8	3.5	11.2	51.9	4.5	56.4
Asset impairments(3)	—	—	—	—	2.9	2.9	—	2.9
Segment operating income (loss)	47.8	29.1	11.8	(4.2)	(43.1)	41.4	18.0	59.4
Segment assets at 11/30/2014	494.9	169.3	154.4	28.6	522.9	1,370.1	280.6	1,650.7
Goodwill at 11/30/2014	40.9	22.7	65.4	5.4	—	134.4	10.1	144.5
Expenditures for long-lived assets including royalty advances	25.5	13.5	3.2	3.4	3.8	49.4	6.7	56.1
Long-lived assets at 11/30/2014	145.4	118.4	88.9	14.0	381.0	747.7	65.1	812.8
Six months ended November 30, 2013
Revenues	$406.7	$155.7	$98.7	$24.1	$—	$685.2	$214.3	$899.5
Bad debt expense	1.4	0.4	0.6	0.1	—	2.5	1.4	3.9
Depreciation and amortization(2)	15.8	13.9	5.1	1.1	20.5	56.4	3.3	59.7
Asset impairments(3)	13.4	—	—	—	—	13.4	—	13.4
Segment operating income (loss)	7.4	43.1	9.7	(2.9)	(30.0)	27.3	21.5	48.8
Segment assets at 11/30/2013	489.6	180.3	152.8	27.1	456.4	1,306.2	273.3	1,579.5
Goodwill at 11/30/2013	40.9	22.7	65.4	5.4	—	134.4	10.1	144.5
Expenditures for long-lived assets including royalty advances	21.9	15.8	4.6	3.6	8.0	53.9	5.2	59.1
Long-lived assets at 11/30/2013	149.6	118.2	90.3	14.1	228.7	600.9	67.3	668.2

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

(3)
Includes an asset impairment related to the planned closure of a retail store in New York City in fiscal 2015 and an impairment of goodwill attributable to legacy acquisitions associated with the book club operations in the Children’s Book Publishing and Distribution segment in fiscal 2014.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

3. Debt

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	November 30, 2014	May 31, 2014	November 30, 2013
Loan Agreement:
Revolving Loan (interest rates of 1.4%, 1.3% and n/a, respectively)	$95.0	$120.0	$—
Unsecured lines of credit (weighted average interest rates of 3.9%, 2.3% and 5.1%, respectively)	$9.2	$15.8	$9.6
Total debt	$104.2	$135.8	$9.6
Less lines of credit, short-term debt and current portion of long-term debt	(9.2)	(15.8)	(9.6)
Total long-term debt	$95.0	$120.0	$—

The fair value of the Company's debt approximates the carrying value for all periods presented.

The following table sets forth the maturities of the Company’s debt obligations as of November 30, 2014, for the twelve-month periods ending November 30,

2015	$9.2
2016	$—
2017	$—
2018	$95.0
Total debt	$104.2

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

As of November 30, 2014, the indicated spread on Base Rate Advances was 0.18% and the indicated spread on Eurodollar Rate Advances was 1.18%, both based on the Company’s prevailing consolidated debt to total capital ratio. The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At November 30, 2014, the facility fee rate was 0.20%.

As of November 30, 2014, the Company's borrowings under the Loan Agreement totaled $95.0. During the six months ended November 30, 2014, the Company made net payments of $25.0 in reduction of the obligation under the Loan Agreement. While this obligation is not due until the December 5, 2017 maturity date, the Company may, from time to time, make additional payments to reduce this obligation when cash from operations becomes available.

At November 30, 2014, the Company had open standby letters of credit totaling $0.4 under the Loan Agreement.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at November 30, 2014, the Company was in compliance with these covenants.

Lines of Credit

As of November 30, 2014, the Company had domestic unsecured money market bid rate credit lines totaling $25.0. Outstanding borrowings under these credit lines were $0.0, $10.0 and $0.0 at November 30, 2014, May 31, 2014 and November 30, 2013, respectively. At November 30, 2014, the Company had open standby letters of credit totaling $4.9 under the domestic unsecured money market bid rate credit lines. As of November 30, 2014, availability under these unsecured money market bid rate credit lines totaled $20.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of November 30, 2014, the Company had equivalent local currency credit lines totaling $32.9.  Outstanding borrowings under these lines of credit totaled $9.2, $5.8 and $9.6 at November 30, 2014, May 31, 2014 and November 30, 2013, respectively. As of November 30, 2014, the equivalent amounts available totaled $23.7, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

5. Earnings (Loss) Per Share

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the three and six month periods ended November 30, 2014 and 2013, respectively:

	Three months ended November 30,		Six months ended November 30,
	2014	2013	2014	2013
Earnings (loss) from continuing operations attributable to Class A and Common Stock	$68.5	$58.2	$34.5	$28.1
Earnings (loss) from discontinued operations attributable to Class A and Common Stock, net of tax	(0.1)	0.0	(0.2)	0.2
Net income (loss) attributable to Class A and Common Stock	$68.4	$58.2	$34.3	$28.3
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	32.7	31.9	32.5	31.8
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.6	0.4	0.7	0.6
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	33.3	32.3	33.2	32.4
Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$2.10	$1.82	$1.06	$0.88
Earnings (loss) from discontinued operations, net of tax	$(0.01)	$0.00	$(0.00)	$0.01
Net income (loss)	$2.09	$1.82	$1.06	$0.89
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$2.06	$1.80	$1.04	$0.87
Earnings (loss) from discontinued operations, net of tax	$(0.01)	$0.00	$(0.00)	$0.01
Net income (loss)	$2.05	$1.80	$1.04	$0.88

The following table sets forth Options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	November 30, 2014	November 30, 2013
Options outstanding pursuant to stock-based compensation plans (in millions)	4.5	4.7

Earnings from continuing operations exclude earnings of $0.1 and $0.1 for the three and six months ended November 30, 2014, respectively, and $0.1 and $0.1 for the three and six months ended November 30, 2013, respectively, attributable to participating Restricted Stock Units (“RSUs”).

In a period in which the Company reports a discontinued operation, Earnings (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive. Potentially dilutive shares outstanding pursuant to compensation plans that were not included in the diluted earnings per share calculation because they were anti-dilutive were 1.7 million as of November 30, 2014.

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

As of November 30, 2014, $9.9 remained available for future purchases of common shares under the current repurchase authorization of the Board of Directors. See Note 10, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

6. Goodwill and Other Intangibles

The Company assesses goodwill and other intangible assets with indefinite lives annually or more frequently if impairment indicators are such that the goodwill is more likely than not impaired. The Company continues to monitor impairment indicators in light of changes in market conditions, near and long-term demand for the Company’s products and other relevant factors. In the prior fiscal year quarter, the Company recognized an impairment of $13.4 of goodwill associated with the book clubs reporting unit in the Children's Book Publishing and Distribution segment.

The following table summarizes the activity in Goodwill for the periods indicated:

	Six months ended November 30, 2014	Twelve months ended May 31, 2014	Six months ended November 30, 2013
Gross beginning balance	$178.7	$178.7	$178.7
Accumulated impairment	(34.2)	(20.8)	(20.8)
Beginning balance	$144.5	$157.9	$157.9
Impairment charge	—	(13.4)	(13.4)
Foreign currency translation	0.0	0.0	0.0
Gross ending balance	$178.7	$178.7	$178.7
Accumulated impairment	(34.2)	(34.2)	(34.2)
Ending balance	$144.5	$144.5	$144.5

The following table summarizes the activity in Total other intangibles for the periods indicated:

	Six months ended November 30, 2014	Twelve months ended May 31, 2014	Six months ended November 30, 2013
Beginning balance - customer lists	$2.4	$3.4	$3.4
Additions	0.7	—	—
Amortization expense	(0.5)	(1.0)	(0.5)
Foreign currency translation	0.0	0.0	0.0
Customer lists, net of accumulated amortization of $3.7, $3.3 and $2.7, respectively	$2.6	$2.4	$2.9
Beginning balance - other intangibles	$7.6	$9.2	$9.2
Amortization expense	(0.7)	(1.4)	(0.7)
Foreign currency translation	0.0	0.0	0.0
Other	—	(0.2)	—
Other intangibles, net of accumulated amortization of $14.1, $13.4 and $12.7, respectively	$6.9	$7.6	$8.5
Total other intangibles subject to amortization	$9.5	$10.0	$11.4
Trademarks and other	$2.2	$2.2	$2.0
Total other intangibles not subject to amortization	$2.2	$2.2	$2.0
Total other intangibles	$11.7	$12.2	$13.4

Amortization expense for Total other intangibles was $1.2 and $1.2 for the six months ended November 30, 2014 and 2013, respectively. Intangible assets with definite lives consist principally of customer lists, covenants not to compete and trademark rights. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 6.6 years.

7. Investments

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $18.9, $18.4 and $23.7 at November 30, 2014, May 31, 2014 and November 30, 2013, respectively.

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

The Company owned a 15% non-controlling interest in a book distribution business located in the UK, which was accounted for as a cost-basis investment. A decline in results for this operation led management to determine that this investment was other than temporarily impaired and the Company recognized a loss of $4.8 in respect of this investment in the fiscal year ended May 31, 2014. On September 12, 2014, the Company sold its 15% interest in this business for a gain of approximately $0.6.

The Company’s 26.2% non-controlling interest in a children’s book publishing business located in the UK is accounted for using the equity method of accounting. Income from equity investments totaled $1.7 and $1.8 for the six months ended November 30, 2014 and 2013, respectively.

The following table summarizes the Company’s investments as of the dates indicated:

	November 30, 2014	May 31, 2014	November 30, 2013
Cost method investments:
UK - based	$—	$—	$4.8
Total cost method investments	$—	$—	$4.8
Equity method investments:
UK - based	$18.9	$18.3	$17.9
Other	0.0	0.1	1.0
Total equity method investments	$18.9	$18.4	$18.9
Total	$18.9	$18.4	$23.7

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

	Pension Plans Three months ended November 30,		Post-Retirement Benefits Three months ended November 30,
	2014	2013	2014	2013
Components of net periodic benefit (credit) cost:
Service cost	$—	$—	$0.0	$0.0
Interest cost	1.6	1.8	0.3	0.3
Expected return on assets	(2.2)	(3.2)	—	—
Net amortization of prior service credit	—	—	(0.0)	(0.0)
Benefit cost of settlement event	3.7	—	—	—
Amortization of (gain) loss	0.4	0.5	0.3	0.6
Net periodic benefit (credit) cost	$3.5	$(0.9)	$0.6	$0.9

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Pension Plans Six months ended November 30,		Post-Retirement Benefits Six months ended November 30,
	2014	2013	2014	2013
Components of net periodic benefit (credit) cost:
Service cost	$—	$—	$0.0	$0.0
Interest cost	3.4	3.6	0.6	0.7
Expected return on assets	(4.7)	(6.3)	—	—
Net amortization of prior service credit	—	—	(0.1)	(0.1)
Benefit cost of settlement event	3.7	—	—	—
Amortization of (gain) loss	0.7	0.9	0.7	1.2
Net periodic benefit (credit) cost	$3.1	$(1.8)	$1.2	$1.8

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the six months ended November 30, 2014, the Company made no contribution to the U.S. Pension Plan and contributed $0.7 to the UK Pension Plan.

The Company expects, based on actuarial calculations, to contribute cash of approximately $1.4 to the Pension Plans for the fiscal year ending May 31, 2015.

During fiscal 2014, the U.S. Pension Plan's funding status was sufficient to allow a participant to receive a lump sum benefit payment. In the current fiscal year, certain participants elected to receive a lump sum benefit payment. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation when paid. Accordingly, in the quarter ended November 30, 2014, the Company recorded a pretax settlement charge of $3.7 related to net unrecognized pension benefit costs in respect of lump sum benefit payments made in such quarter.

9. Stock-Based Compensation

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended November 30,		Six months ended November 30,
	2014	2013	2014	2013
Stock option expense	$3.8	$4.4	$4.6	$4.6
Restricted stock unit expense	0.6	1.2	1.3	1.9
Management stock purchase plan	0.6	0.0	0.6	0.1
Employee stock purchase plan	0.1	0.0	0.1	0.1
Total stock-based compensation expense	$5.1	$5.6	$6.6	$6.7

During the three month periods ended November 30, 2014 and 2013, respectively, approximately 0.1 million and 0.1 million shares of Common Stock were issued by the Corporation pursuant to its stock-based compensation plans. For the six month periods ended November 30, 2014 and 2013, respectively, approximately 0.5 million and 0.3 million shares of Common Stock were issued by the Corporation pursuant to its stock-based compensation plans.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

10. Treasury Stock

The Board of Directors (the "Board") has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. The table below represents the remaining Board authorization:

Board Authorization	Amount
September 2010	$44.0	(a)
Less repurchases made under this authorization	(34.1)
Remaining Board authorization at November 30, 2014	$9.9

(a)  Represents the remainder of a $200.0 authorization after giving effect to the purchase of 5,199,699 shares at $30.00 per share pursuant to a large share repurchase in the form of a modified Dutch auction tender offer that was completed by the Company on November 3, 2010 for a total cost of $156.0 , excluding related fees and expenses.

There were $3.5 of repurchases of Common Stock made during the three and six months periods ended November 30, 2014. The Company’s repurchase program may be suspended at any time without prior notice.

11. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activity in Accumulated other comprehensive income (loss), net of tax, by component for the period indicated:

	Six months ended November 30, 2014
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance	$(16.7)	$(38.5)	$(55.2)
Other comprehensive income (loss) before reclassifications	(7.5)	(4.6)	$(12.1)
Less: amount reclassified from Accumulated other comprehensive income (loss)	—	3.1	$3.1
Other comprehensive income (loss)	(7.5)	(1.5)	(9.0)
Ending balance	$(24.2)	$(40.0)	$(64.2)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

Amount reclassified from Accumulated other comprehensive income (loss)					Affected line item in the condensed consolidated statements of operations
	Three months ended November 30,		Six months ended November 30,
	2014	2013	2014	2013
Retirement benefit plans:
Amortization of prior service cost (credit)	$(0.0)	$(0.0)	$(0.1)	$(0.1)	Selling, general and administrative
Amortization of unrecognized gain (loss) included in net periodic pension cost	0.7	1.1	1.4	2.1	Selling, general and administrative
Settlement charge	3.7	—	3.7	—	Selling, general and administrative
Less: Tax effect	(1.8)	—	(1.9)	—	Income tax expense
Total expense, net of tax	$2.6	$1.1	$3.1	$2.0

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

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents and foreign currency forward contracts. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure. See Note 14, “Derivatives and Hedging,” for a more complete description of fair value measurements employed.

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

Level 2 inputs are employed by the Company in the fair value measurement of these assets and liabilities.

13. Income Taxes and Other Taxes

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

The Company’s annual effective tax rate, exclusive of discrete items and unbenefitted foreign losses, used to calculate the interim tax provision is expected to be 40.3%. The interim effective tax rate, inclusive of discrete items and unbenefitted foreign losses, was 39.0%% and 40.4%, respectively, for the three and six month periods ended November 30, 2014.

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

Non-income Taxes

The Company is subject to tax examinations for sales-based taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. The Company assesses sales tax contingencies for each jurisdiction in which it operates, considering all relevant facts including statutes, regulations, case law and experience. When a sales tax liability with respect to a particular jurisdiction is probable and can be reliably estimated, the Company has made accruals for these matters which are reflected in the Company’s condensed consolidated financial statements. The Company settled a sales tax audit for $2.9 during the three and six month periods ended November 30, 2014. There were no sales tax audit settlements for the three and six month periods ended November 30, 2013.

14. Derivatives and Hedging

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings, and it recognizes the unrealized gain or loss in other current assets or liabilities. Unrealized losses of $0.8 and unrealized gains of $0.1 were recognized at November 30, 2014 and November 30, 2013, respectively.

15. Other Accrued Expenses

Other accrued expenses consist of the following as of the dates indicated:

	November 30, 2014	May 31, 2014	November 30, 2013
Accrued payroll, payroll taxes and benefits	$44.6	$41.7	$44.8
Accrued bonus and commissions	24.1	36.9	21.4
Accrued other taxes	28.7	27.5	28.4
Accrued advertising and promotions	37.2	35.6	39.6
Accrued income taxes	17.8	4.7	11.4
Accrued insurance	7.9	8.3	7.8
Other accrued expenses	33.6	30.0	30.6
Total accrued expenses	$193.9	$184.7	$184.0

16. Subsequent Events

The Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the third quarter of fiscal 2015. The dividend is payable on March 16, 2015 to shareholders of record as of the close of business on January 30, 2015.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenue in the current fiscal year quarter was $665.6 million, compared to $623.2 million a year ago, an increase of 7%. The Company reported earnings per diluted share of $2.05 in the current fiscal year quarter, compared to $1.80 in the prior fiscal year quarter. The current fiscal year quarter included a pretax charge of $2.9 million associated with the planned closure of the New York, NY retail store, a pretax pension settlement charge of $3.7 million, pretax severance costs associated with cost reduction initiatives of $0.9 million and a pretax gain on sale of an investment of $0.6 million. The prior fiscal year quarter included pretax severance costs and other costs associated with cost reduction initiatives of $5.5 million and a pretax goodwill impairment charge associated with legacy acquisitions of $13.4 million.

The Company experienced strong revenue growth in the current fiscal year quarter with significant improvements in its school-based clubs and fairs school distribution channels, reflecting the successful implementation of new marketing strategies for book clubs operations in the second half of the prior fiscal year. The Company also performed well in classroom book markets, as educators and families continue to support independent reading as an important way to drive children’s motivation, thinking skills and testing results. Operating margins in the Children’s Book Publishing and Distribution segment improved significantly as the Company continues to rationalize investment in new digital initiatives and realize the benefits of on-going cost reduction activities. Classroom magazines’ print and online offerings continued the growth trend from prior periods, bringing Common Core-connected non-fiction materials into the classroom. Despite lower sales of core educational technology products in the current fiscal quarter in comparison to the prior fiscal year quarter, the Company’s pipeline for educational technology products is improving, and is expected to result in increased purchases of reading and math intervention programs, which have proven effective in raising student achievement. In addition, the Company remains on track for the release of MATH 180®Course 2, which is concentrated on algebra readiness, in the fourth quarter of the current fiscal year.

Results of Operations – Consolidated

Revenues for the quarter ended November 30, 2014 increased to $665.6 million, compared to $623.2 million in the prior fiscal year quarter. The revenue increase was driven by increased sales from school-based book distribution channels in the Children’s Book Publishing and Distribution segment, which increased 14%, continued growth in classroom books and magazines in the Classroom and Supplemental Materials Publishing segment, which increased 6%, and higher sales of programming in the Media, Licensing and Advertising segment, which increased 6%, partially offset by decreased sales of educational technology products in the Educational Technology and Services segment, which decreased 16%, and lower reported sales in the International segment of 2%, due to foreign exchange.

Revenues for the six month period ended November 30, 2014 increased to $949.4 million, compared to $899.5 million in the prior fiscal year period. The revenue increase was driven by increased sales from school-based book distribution channels in the Children’s Book Publishing and Distribution segment, which increased 12%, continued growth in classroom books and magazines in the Classroom and Supplemental Materials Publishing segment, which increased 9%, higher sales of programming in the Media, Licensing and Advertising segment, which increased 4%, and increased sales in the International segment of 2%, partially offset by decreased sales of educational technology products in the Educational Technology and Services segment, which decreased 10%.

Components of Cost of goods sold for the three and six months ended November 30, 2014 and 2013 are as follows:

	Three months ended November 30,				Six months ended November 30,
	2014		2013		2014		2013
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Product, service and production costs	$167.0	25.1%	$151.8	24.4%	$240.9	25.4%	$218.3	24.3%
Royalty costs	30.5	4.6%	27.9	4.5%	46.9	4.9%	45.3	5.0%
Prepublication and production amortization	15.4	2.3%	14.9	2.4%	29.7	3.1%	28.0	3.1%
Postage, freight, shipping, fulfillment and other	75.8	11.4%	70.2	11.3%	121.4	12.8%	111.1	12.4%
Total	$288.7	43.4%	$264.8	42.5%	$438.9	46.2%	$402.7	44.8%

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Cost of goods sold as a percentage of revenue for the quarter ended November 30, 2014 increased to 43.4%, compared to 42.5% in the prior fiscal year quarter. The increase was due to the shift of earnings in the Educational Technology and Services segment, as more print materials and services were sold in comparison to software and technology products. Print materials and services carry higher relative product, service and production costs compared to technology and software products. The International segment also contributed to the higher relative costs due to increased sales of low-margin media products in the Company’s Australia operations.

Cost of goods sold as a percentage of revenue for the six months ended November 30, 2014 increased to 46.2%, compared to 44.8% in the prior fiscal year period, due to higher amortization of $2.0 million driven by increased costs for educational technology products and programming, increased sales of low-margin media products in the Company’s Australia operations and an increase in the relative sales of printed education materials and services compared to technology products in the Company’s Educational Technology and Services segment.

Selling, general and administrative expenses in the quarter ended November 30, 2014 increased to $248.2 million, compared to $234.4 million in the prior fiscal year quarter. In the current fiscal quarter, the Company settled a portion of its domestic pension plan, resulting in the recognition of $3.7 million of incremental pension expense. The Company also incurred increased promotional expense of $6.9 million in its book clubs operations compared to the prior fiscal quarter and increased bad debt expense of $1.7 million.

Selling, general and administrative expenses in the six month period ended November 30, 2014 increased to $421.7 million, compared to $402.8 million in the prior fiscal year period. In the current fiscal year period, the Company settled a portion of its domestic pension plan, resulting in the recognition of $3.7 million of incremental pension expense, and incurred higher salary and related expenses of $4.6 million. The Company also incurred increased promotional expense of $7.6 million in its book clubs operations and increased bad debt expense of $2.5 million, compared to the prior fiscal year period.

In the second quarter of fiscal 2014, the Company recognized a $13.4 million impairment of goodwill attributable to legacy acquisitions associated with the book club operations in the Children’s Book Publishing and Distribution segment. In the current fiscal quarter, the Company recognized an impairment charge of $2.9 million associated with the planned closure of its retail store located at the Company headquarters in New York, NY.

For the fiscal quarter ended November 30, 2014, net interest expense decreased to $1.0 million, from $2.1 million in the prior fiscal year quarter, due to the March 2014 settlement of the capital leases associated with the purchase of 555 Broadway, New York, NY, partially offset by higher interest on the Company's revolving loan. For the six months ended November 30, 2014, net interest expense decreased to $1.9 million, compared to $4.0 million in the prior fiscal year period, also due to the absence of capital leases associated with the purchase of 555 Broadway, New York, NY, partially offset by higher interest on the revolving loan.

The Company’s effective tax rate for the second quarter of fiscal 2015 was 39.0%, compared to 37.0% in the prior fiscal year quarter. The Company’s effective tax rate for the six month period ended November 30, 2014 was 40.4%, compared to 37.1% in the prior fiscal year period. For the full year, the Company expects an effective tax rate, exclusive of discrete items, of approximately 40.3%.

Earnings from continuing operations for the quarter ended November 30, 2014 increased by $10.3 million to $68.6 million, compared to $58.3 million in the prior fiscal year quarter. The basic and diluted earnings from continuing operations per share of Class A Stock and Common Stock were $2.10 and $2.06, respectively, in the quarter ended November 30, 2014, compared to $1.82 and $1.80, respectively, in the prior fiscal year quarter. Earnings from continuing operations for the six months ended November 30, 2014 increased by $6.4 million to $34.6 million, compared to earnings of $28.2 million in the prior fiscal year period. The basic and diluted earnings from continuing operations per share of Class A Stock and Common Stock were $1.06 and $1.04, respectively, in the six months ended November 30, 2014, compared to $0.88 and $0.87, respectively, in the prior fiscal year period.
Loss from discontinued operations, net of tax, for the quarter ended November 30, 2014 was $0.1 million, compared to earnings from discontinued operations, net of tax, of less than $0.1 million in the prior fiscal year quarter. Loss from discontinued operations, net of tax, for the six months ended November 30, 2014 was $0.2 million, compared to earnings of $0.2 million in the prior fiscal year period. The Company did not discontinue any operations in the first six months of fiscal 2015.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Net income for the quarter ended November 30, 2014 increased by $10.2 million to $68.5 million, compared to $58.3 million in the prior fiscal year quarter. Net income per basic and diluted share of Class A Stock and Common Stock was $2.09 and $2.05, respectively, in the quarter ended November 30, 2014, compared to $1.82 and $1.80, respectively, in the prior fiscal year quarter. Net income for the six months ended November 30, 2014 increased by $6.0 million to $34.4 million, compared to $28.4 million in the prior fiscal year period. Net income per basic and diluted share of Class A Stock and Common Stock was $1.06 and $1.04, respectively, in the six months ended November 30, 2014, compared to $0.89 and $0.88, respectively, in the prior fiscal year period.

Results of Continuing Operations

Children’s Book Publishing and Distribution

	Three months ended November 30,				Six months ended November 30,
($ amounts in millions)	2014	2013	$ change	% change	2014	2013	$ change	% change
Revenues	$402.6	$352.1	$50.5	14.3%	$457.3	$406.7	$50.6	12.4%
Cost of goods sold	155.0	132.8	22.2	16.7%	190.7	169.4	21.3	12.6%
Other operating expenses *	139.3	137.0	2.3	1.7%	218.8	216.5	2.3	1.1%
Asset impairments	—	13.4	(13.4)	n/a	—	13.4	(13.4)	n/a
Operating income (loss)	$108.3	$68.9	$39.4		$47.8	$7.4	$40.4
Operating margin	26.9%	19.6%			10.5%	1.8%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended November 30, 2014 increased to $402.6 million compared to $352.1 million in the prior fiscal year quarter. Revenues from the book clubs channel increased $32.2 million due to the continued success of the Company’s marketing initiatives implemented in fiscal 2014 and strong demand for titles such as the Minecraft handbook series and Sisters by Raina Telgemeier. The number of sponsors increased 6% compared to the prior fiscal year period. Revenues from the book fairs channel increased $15.2 million, driven by an increase of 5% in revenue per fair as the Company continues to dedicate resources to more productive fairs and a 2% increase in fairs held during the quarter ended November 30, 2014. Both school channels continue to experience the strong momentum that started in the second half of fiscal 2014. Trade channel revenues increased $3.1 million as the success of the Minecraft handbook series was partially offset by lower sales of the Hunger Games trilogy. Sales of the Spirit AnimalsTM multiplatform series, Sisters by Raina Telgemeier and other front list titles continue to contribute to the Company’s front list offering. Sales of the Minecraft series handbook titles across all Children’s Book Publishing and Distribution channels totaled $33.6 million in the quarter ended November 30, 2014. This new series was not available for sale in the prior fiscal year quarter.

For the six months ended November 30, 2014, segment revenues increased to $457.3 million, compared to $406.7 million in the prior fiscal year period. Revenues from book clubs and book fairs channels increased $34.4 million and $16.3 million, respectively, for the six months ended November 30, 2014, and were consistent with the quarterly results for the second quarter, as neither channel experiences significant revenues in the first quarter of the fiscal year. Trade channel revenues were flat for the six month period, as the success of the Minecraft handbook series, sales of the Spirit AnimalsTM multiplatform series, sales of Sisters by Raina Telgemeier and sales of other front list titles were offset by lower sales of the Hunger Games trilogy and Harry Potter. Strong Harry Potter sales in the prior fiscal year period were driven by the prior year release of new cover art editions. Sales of the Minecraft series handbook titles across all Children’s Book Publishing and Distribution channels totaled $37.3 million in the current fiscal year period. This new series was not available for sale in the prior fiscal year period.

Cost of goods sold for the quarter ended November 30, 2014 was $155.0 million, or 38% of revenues, compared to $132.8 million, or 38% of revenues, in the prior fiscal year quarter. Cost of goods sold for the six months ended November 30, 2014 was $190.7 million, or 42% of revenues, compared to $169.4 million, or 42% of revenues, in the prior fiscal year period. The three and six month periods ended November 30, 2014 experienced modestly higher costs for books sold through the book clubs and the trade channels. Cost of goods sold for the three and six months ended November 30, 2014 were higher due to incentive product provided to book clubs and book fairs customers, partially offset by lower amortization of digital content costs.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Other operating expenses increased to $139.3 million for the quarter ended November 30, 2014, compared to $137.0 million in the prior fiscal year quarter, due to increased promotional costs for book clubs of $6.9 million, higher depreciation costs of $1.2 million and increased bad debt expense of $1.2 million, partially offset by lower technology costs. Other operating expenses increased to $218.8 million for the six months ended November 30, 2014, compared to $216.5 million for the prior fiscal year period, due to increased promotional costs for book clubs of $7.6 million, higher depreciation costs of $2.6 million and increased bad debt expense of $1.3 million, partially offset by lower technology costs.

In the prior fiscal year quarter, $13.4 million of goodwill attributable to legacy acquisitions in the Children's Book Publishing and Distribution segment was determined to be impaired.

Segment operating income increased to $108.3 million for the quarter ended November 30, 2014, compared to $68.9 million in the prior fiscal year quarter. Segment operating income for the six months ended November 30, 2014 was $47.8 million, compared to $7.4 million in the prior fiscal year period. Both fiscal 2014 periods included an impairment charge of $13.4 million for goodwill. The segment continues to benefit from marketing strategies implemented in the second half of the prior fiscal year and strong demand for the Company’s offerings.

Educational Technology and Services

	Three months ended November 30,				Six months ended November 30,
($ amounts in millions)	2014	2013	$ change	% change	2014	2013	$ change	% change
Revenues	$50.9	$60.9	$(10.0)	-16.4%	$140.3	$155.7	$(15.4)	-9.9%
Cost of goods sold	24.0	24.7	(0.7)	-2.8%	53.9	52.8	1.1	2.1%
Other operating expenses *	28.1	29.3	(1.2)	-4.1%	57.3	59.8	(2.5)	-4.2%
Operating income (loss)	$(1.2)	$6.9	$(8.1)		$29.1	$43.1	$(14.0)
Operating margin	-	11.3%			20.7%	27.7%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended November 30, 2014 decreased to $50.9 million, compared to $60.9 million in the prior fiscal year quarter. Sales of Read 180® and System 44®, the Company’s intervention reading technology programs, declined $7.0 million from the prior fiscal year quarter, which benefited from the release of System 44 Next Generation late in fiscal 2013. Sales of most other offerings declined modestly, while revenues from the delivery of support services for Read 180 increased $0.9 million. Typically second quarter sales are relatively low compared to the first and fourth fiscal quarters, as school districts are hesitant to launch new programs in the middle of the school year.

Revenues for the six months ended November 30, 2014 decreased to $140.3 million, compared to $155.7 million in the prior fiscal year period. Sales of Read 180® and System 44®, the Company’s intervention reading technology programs, declined $9.6 million from the strong prior fiscal year period, which benefited from the release of System 44 Next Generation late in fiscal 2013. The first half of fiscal 2015 did not have the increased demand associated with new product launches, whereas the prior fiscal year period also benefitted from the launches of iReadTM and Common Core Code X®, sales of which decreased by $3.4 million compared to the prior fiscal period, which included a significant delivery of the Company’s Common Core Code X comprehensive English Language Arts curriculum to New York City’s Board of Education. Other literacy products, including legacy and smaller programs, also declined in the first half of fiscal 2015 compared to the prior fiscal year period. Partially offsetting these declines were higher revenues from the segment’s continued expansion of its mathematics offerings, which collectively increased $1.3 million in the six months ended November 30, 2014 compared to the prior fiscal year period.

Cost of goods sold for the quarter ended November 30, 2014 was $24.0 million, or 47% of revenues, compared to $24.7 million, or 41% of revenues, in the prior fiscal year quarter. The increase was primarily due to constant prepublication expense amortization compared to lower revenues and a higher percentage of revenues from print materials and services, which carry higher costs than software products. Cost of goods sold for the six months ended November 30, 2014 was $53.9 million, or 38% of revenues, compared to $52.8 million, or 34% of revenues, in the prior fiscal year period. The increase as a percentage of revenues was primarily due to increased prepublication expense amortization compared to lower revenues and a higher percentage of revenues from print materials and services.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Other operating expenses for the quarter ended November 30, 2014 were $28.1 million, compared to $29.3 million in the prior fiscal year quarter. Other operating expenses for the six months ended November 30, 2014 were $57.3 million, compared to $59.8 million in the prior fiscal year period. The declines in both the three and six month periods ended November 30, 2014 were primarily due to lower commission expense associated with lower revenues.

Operating income decreased by $8.1 million in the fiscal quarter ended November 30, 2014, driven by the decrease in revenues and a higher percentage of revenues derived from print materials and services. For the six months ended November 30, 2014, operating income was $14.0 million lower than the prior fiscal year period. The segment’s profitability is driven by continued demand for innovative educational technology solutions, the availability of federal, state and local funding for educational resources, and the timing of product releases. In the first half of 2015, the absence of new product launches compared to the high number of Company products launched in the prior fiscal year period resulted in the lower comparable profitability.

Classroom and Supplemental Materials Publishing

	Three months ended November 30,				Six months ended November 30,
($ amounts in millions)	2014	2013	$ change	% change	2014	2013	$ change	% change
Revenues	$64.8	$60.9	$3.9	6.4%	$107.6	$98.7	$8.9	9.0%
Cost of goods sold	21.3	20.7	0.6	2.9%	39.9	36.4	3.5	9.6%
Other operating expenses *	30.8	28.6	2.2	7.7%	55.9	52.6	3.3	6.3%
Operating income (loss)	$12.7	$11.6	$1.1		$11.8	$9.7	$2.1
Operating margin	19.6%	19.0%			11.0%	9.8%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended November 30, 2014 increased to $64.8 million, compared to $60.9 million in the prior fiscal year quarter. As a result of the ongoing demand for independent reading materials for the classroom, revenues from classroom books and literacy initiatives, including guided reading programs such as the Guided Reading Blue 2nd Edition, increased $2.4 million compared to the prior fiscal year quarter. Revenues from classroom magazines increased $3.0 million compared to the prior fiscal year quarter, due to increased circulation of 8.0% driven by demand for the Company’s print and online offerings such as Scholastic News®, Scope® and Storyworks®, which bring Common Core connected nonfiction materials into the classroom. Revenues from sales of library publishing products were flat to the prior fiscal year quarter. Revenues for supplemental teaching resource materials declined $1.5 million in the fiscal quarter due to lower sales from retail channels.

Revenues for the six months ended November 30, 2014 increased to $107.6 million, compared to $98.7 million in the prior fiscal year period. Consistent with the fiscal quarter results and reflecting the ongoing trend, revenues from classroom books and literacy initiatives increased $6.7 million compared to the prior fiscal year period. Revenues from sales of library publishing products increased $0.6 million, partially driven by demand for digital content. Classroom magazine revenues for the six months ended November 30, 2014 increased $3.0 million consistent with the fiscal quarter results. Revenues for supplemental teaching resource materials declined $1.4 million in the six months ended November 30, 2014 due to lower sales from retail channels.

Cost of goods sold for the quarter ended November 30, 2014 was $21.3 million, or 33% of revenues, compared to $20.7 million, or 34% of revenues, in the prior fiscal year quarter. The modest decrease as a percentage of revenue was a result of the higher classroom magazine revenues involving non-variable publishing costs. Cost of goods sold for the six months ended November 30, 2014 was $39.9 million, or 37% of revenue, compared to $36.4 million, or 37% of revenue, in the prior fiscal year period, as improved margins from classroom magazines were offset by higher royalty costs for classroom books.

Other operating expenses increased to $30.8 million for the quarter ended November 30, 2014, compared to $28.6 million in the prior fiscal year quarter, due to higher employee-related costs. Other operating expenses increased to $55.9 million for the six months ended November 30, 2014, compared to $52.6 million in the prior fiscal year period, also due to higher employee-related costs.

Segment operating income in the fiscal quarter ended November 30, 2014 and the six months ended November 30, 2014 increased $1.1 million and $2.1 million, respectively, compared to the prior fiscal year quarter and prior fiscal year period. The improvement is due to the revenue increases mentioned above. Demand for nonfiction materials to supplement classroom

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

learning continues to drive demand in this segment. Additionally, the Company continues to reach outside the classroom to grow community based literacy initiatives.

Media, Licensing and Advertising

	Three months ended November 30,				Six months ended November 30,
($ amounts in millions)	2014	2013	$ change	% change	2014	2013	$ change	% change
Revenues	$14.5	$13.7	$0.8	5.8%	$25.1	$24.1	$1.0	4.1%
Cost of goods sold	6.8	6.4	0.4	6.3%	12.5	10.9	1.6	14.7%
Other operating expenses *	8.4	8.6	(0.2)	-2.3%	16.8	16.1	0.7	4.3%
Operating income (loss)	$(0.7)	$(1.3)	$0.6		$(4.2)	$(2.9)	$(1.3)
Operating margin	-	-			-	-

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended November 30, 2014 were $14.5 million compared to $13.7 million in the prior fiscal year quarter. Higher sales totaling $2.9 million of the Company’s original programming for GoosebumpsTM, WordGirl®and Astroblast!TM and other titles were partially offset by $2.1 million of lower sales of interactive products and a decrease in consumer magazine advertising revenue. In the fiscal quarter ended November 30, 2014, the Company delivered new programming for WordGirl® and Astroblast!TM, and extended existing programming rights to Netflix. Sales of interactive products were down in the second quarter of fiscal 2015, consistent with the ongoing trend, driven by continued decreased demand for Leapster products.

Revenues for the six months ended November 30, 2014 increased to $25.1 million, compared to $24.1 million in the prior fiscal year period. Higher sales totaling $3.5 million of the Company’s original programming for GoosebumpsTM, WordGirl® and Astroblast!TM and other titles were partially offset by $2.5 million of lower sales of interactive products and a decrease in consumer magazine advertising revenue. Sales of interactive products were down in the first half of 2015, consistent with the ongoing trend, driven by lower demand for Leapster products.

Cost of goods sold for the quarter ended November 30, 2014 was $6.8 million, or 47% of revenues, compared to $6.4 million, or 47% of revenues, in the prior fiscal year quarter. The modest increase was primarily due to higher amortization of new programming costs of $1.3 million. For the six month period ended November 30, 2014, cost of goods sold was $12.5 million, or 50% of revenues, compared to $10.9 million, or 45% of revenues, in the prior fiscal year period. The increase as a percentage of revenue is attributable to higher amortization expense in the current fiscal year period.

Other operating expenses for the quarter ended November 30, 2014 were relatively flat at $8.4 million compared to the prior fiscal year quarter. Other operating expenses were $16.8 million for the six months ended November 30, 2014, compared to $16.1 million for the prior fiscal year period, driven by higher employee related expenses.

Operating losses in the quarter ended November 30, 2014 improved to a loss of $0.7 million, compared to a loss of $1.3 million in the prior fiscal year quarter. Operating losses for the six months ended November 30, 2014 were $4.2 million, compared to $2.9 million in the prior fiscal year period, reflecting higher content amortization costs.

International

	Three months ended November 30,				Six months ended November 30,
($ amounts in millions)	2014	2013	$ change	% change	2014	2013	$ change	% change
Revenues	$132.8	$135.6	$(2.8)	-2.1%	$219.1	$214.3	$4.8	2.2%
Cost of goods sold	63.9	64.1	(0.2)	-0.3%	107.9	102.5	5.4	5.3%
Other operating expenses *	49.0	49.3	(0.3)	-0.6%	93.2	90.3	2.9	3.2%
Operating income (loss)	$19.9	$22.2	$(2.3)		$18.0	$21.5	$(3.5)
Operating margin	15.0%	16.4%			8.2%	10.0%

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

* Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended November 30, 2014 decreased to $132.8 million, compared to $135.6 million in the prior fiscal year quarter. Total local currency revenues across the Company's foreign operations increased $2.6 million and were offset by foreign currency exchange declines of $5.4 million. Local currency revenues from the Company’s Canadian operations declined $2.3 million due in part to decreased revenues from book club operations, which were impacted by the effects of the teachers' strike in British Columbia, while local currency revenues from other major markets increased $2.5 million on the strength of trade channel and book fairs results as well as increased sales of low-margin media products in Australia. Local currency revenues from the Company's Asian operations increased $2.1 million due to improved revenues from direct channel sales across the region.

Revenues for the six months ended November 30, 2014 increased to $219.1 million, compared to $214.3 million in the prior fiscal year period. Total local currency revenues across the Company's foreign operations increased $8.9 million and were partially offset by foreign currency exchange declines of $4.1 million. Local currency revenues from the Company’s Canadian operations declined $2.3 million due in part to decreased revenues from book club operations which were impacted by the effects of the teachers' strike in British Columbia, while local currency revenues from other major markets increased $6.2 million on the strength of trade channel results and increased sales of media products in Australia, partially offset by lower Hunger Games revenues in the UK. Local currency revenues from the Asian operations increased $2.5 million due to improved revenues from direct channel sales across the region. Revenues from the Company’s export operations in the US increased $2.5 million, as the Company continues to serve markets globally via this channel.

Cost of goods sold for the quarter ended November 30, 2014 was $63.9 million, or 48% of revenues, compared to $64.1 million, or 47% of revenues, in the prior fiscal year quarter. Cost of goods sold for the six months ended November 30, 2014 was $107.9 million, or 49% of sales, compared to $102.5 million, or 48% of sales, in the prior fiscal year period. The relative increase in both periods was due to increased sales of media products in Australia, which carry lower gross margins, and higher costs in Canada.

Other operating expenses for the quarter ended November 30, 2014 were $49.0 million, compared to $49.3 million in the prior fiscal year quarter. Other operating expenses for the six months ended November 30, 2014 were $93.2 million, compared to $90.3 million in the prior fiscal year period. The increase in the six-month fiscal period was due to higher costs across most of the segment’s foreign operations, including higher administrative expenses, as well as increased bad debt expense in Canada.

Segment operating results for the quarter ended November 30, 2014 and the six months ended November 30, 2014 decreased by $2.3 million and $3.5 million, respectively. Declines in the Company's Canadian operations and continued investment in the Company's Asian operations were partially offset by improvements from the Company’s US export operations.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overhead

Unallocated overhead expense for the quarter ended November 30, 2014 increased by $12.6 million to $26.2 million, from $13.6 million in the prior fiscal year quarter, primarily due to higher investment in information technology platforms, as well as higher depreciation expense of $1.1 million related to the purchase of the Company’s headquarters building in the second half of the prior fiscal year, partially offset by lower severance expense related to cost savings initiatives of $0.9 million in the quarter ended November 30, 2014, compared to $5.5 million in the prior fiscal year quarter.  In the current fiscal year quarter, the Company settled a portion of its domestic pension plan, resulting in the recognition of $3.7 million of incremental pension expense. In the current fiscal year quarter, the Company recognized an impairment charge of $2.9 million associated with the planned closure of its retail store located at the Company headquarters in New York, NY.

Unallocated overhead expense for the six months ended November 30, 2014 increased by $13.1 million to $43.1 million, from $30.0 million in the prior fiscal year period, primarily due to higher investment in information technology platform, as well as higher depreciation expense of $2.3 million related to the purchase of the Company’s headquarters building in the second half of the prior fiscal year, partially offset by lower severance expense related to cost savings initiatives of $2.1 million in the period ended November 30, 2014, compared to $6.9 million in the prior fiscal year period.  In the current fiscal year period, the Company settled a portion of its domestic pension plan, resulting in the recognition of $3.7 million of incremental pension expense and the Company recognized an impairment charge of $2.9 million associated with the planned closure of its retail store located at the Company headquarters in New York, NY.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $42.9 million at November 30, 2014, $20.9 million at May 31, 2014 and $117.2 million at November 30, 2013. Cash and cash equivalents held by the Company’s U.S. operations totaled $24.5 million at November 30, 2014, $2.1 million at May 31, 2014 and $101.6 million at November 30, 2013.

Cash provided by operating activities was $90.9 million for the six months ended November 30, 2014, compared to cash provided by operating activities of $81.5 million for the prior fiscal year period, representing an increase in cash provided by operating activities of $9.4 million. Higher pretax income of $13.3 million in the current fiscal year period contributed to the increase. The Children’s Book Publishing and Distribution segment utilizes the first quarter of the fiscal year to build inventory and prepare for the upcoming school year, while cash collections begin in the second fiscal quarter. In the six months ended November 30, 2014, the Children’s Book Publishing and Distribution segment increased purchases over the prior fiscal year period to meet demand, driving $13.7 million in increased cash usage over the prior fiscal year period for inventories. Collection of receivables improved in the six months ended November 30, 2014, compared to the prior fiscal year period, resulting in a decrease of $34.2 million in receivables. The improvement in collection of receivables is due to higher revenues from book clubs operations, where cash collections are generally contemporaneous with the sale of product, and improved internal credit and collection practices. In the six months ended November 30, 2014, income tax payments, net of refunds, exceeded the prior fiscal year period by $20.8 million, partially offsetting this improvement.

Cash used in investing activities was $37.4 million for the six months ended November 30, 2014, compared to $45.6 million in the prior fiscal year period. Higher prepublication and production spending in the prior fiscal year period of $3.1 million was driven by development costs in the educational technology business. The Company settled a note receivable at carrying value resulting in a cash receipt of $4.8 million in the six months ended November 30, 2014 and also sold an investment for a cash receipt of $0.6 million. In the prior fiscal year period, the Company collected $1.3 million for a sold asset.

Cash used in financing activities was $30.7 million for the six months ended November 30, 2014, compared to cash used in financing activities of $5.6 million for the prior fiscal year period. Net repayment activity in the six months ended November

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

30, 2014 was $31.3 million compared to net debt borrowing activity of $7.5 million in the prior fiscal year period. Dividend payments increased to $9.9 million in the six months ended November 30, 2014 compared to $8.2 million in the prior fiscal year period, reflecting the impact of the fiscal 2014 increase in the quarterly dividend rate. The Company also received $12.9 million of proceeds pursuant to employee stock plans compared to $1.4 million in the prior fiscal year period, primarily relating to options approaching their expiration. In addition, the Company expended $3.5 million for share repurchases in the six month period ended November 30, 2014 compared to $6.2 million expended for share repurchases in the prior fiscal year period.

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

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, dividends, currently authorized common share repurchases, debt service, planned capital expenditures and other investments. As of November 30, 2014, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $42.9 million, cash from operations, and funding available under the Revolving Loan totaling approximately $330.0 million. Additionally, the Company has short-term credit facilities of $43.8 million, net of current borrowings of $9.2 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

Financing

Loan Agreement

Outstanding borrowings under the Loan Agreement were $95.0 million as of November 30, 2014. For a more complete description of the Company’s Loan Agreement, see Note 3 of Notes to Condensed Consolidated Financial Statements-Unaudited in Item 1, “Financial Statements.”

New Accounting Pronouncements

Reference is made to Note 1 of Notes to Condensed Consolidated Financial Statements -Unaudited in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report.

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of November 30, 2014. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates in its variable-rate borrowings. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Note 3 of Notes to Condensed Consolidated Financial Statements - Unaudited in Item 1, “Financial Statements.”

The following table sets forth information about the Company’s debt instruments as of November 30, 2014:

($ amounts in millions)	Fiscal Year Maturity
	2015(1)	2016	2017	2018	2019	Thereafter	Total	Fair Value @ 11/30/14
Debt Obligations
Lines of Credit and current portion of long-term debt	$9.2	$—	$—	$—	$—	$—	$9.2	$9.2
Average interest rate	3.9%	—	—	—	—	—
Long-term debt	$—	$—	$—	$95.0	$—	$—	$95.0	$95.0
Average interest rate	—	—	—	various(2)	—	—

(1)	Fiscal 2015 includes the remaining six months of the current fiscal year ending May 31, 2015.

(2)
The average rate is variable and is anticipated to be that under the Company's Loan Agreement as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements - Unaudited in Item 1, "Financial Statements."

SCHOLASTIC CORPORATION Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of November 30, 2014, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended November 30, 2014:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
September 1, 2014 through September 30, 2014	7,714	$32.17	7,714	$13.1
October 1, 2014 through October 31, 2014	102,622	$31.60	102,622	$9.9
November 1, 2014 through November 30, 2014	—	$—	—	$9.9
Total	110,336	$31.62	110,336	$9.9

(i) Represents the remaining amount under the $20 million Common share repurchase program announced on December 16, 2009 and the further $200 million Board authorization for Common share repurchases announced in connection with the modified Dutch auction tender offer commenced by the Company on September 28, 2010 and completed in November 2010. Approximately $156 million was used for repurchases in such tender offer, leaving, after subsequent additional open market repurchases of $30.6 million, $13.4 million at September 1, 2014 for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions, under the current Board authorization.

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.1	Amendment No. 2 to the Scholastic Corporation 2011 Stock Incentive Plan.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: December 22, 2014	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board, President and Chief Executive Officer

Date: December 22, 2014	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED NOVEMBER 30, 2014
Exhibits Index

Exhibit Number	Description of Document

10.1	Amendment No. 2 to the Scholastic Corporation 2011 Stock Incentive Plan.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Document *

101.DEF	XBRL Taxonomy Extension Definitions Document *

101.LAB	XBRL Taxonomy Extension Labels Document *

101.PRE	XBRL Taxonomy Extension Presentation Document *

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”