Form 10-Q
period 2015-02-28
SCHOLASTIC CORP
filed 2015-03-27
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2015	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of February 28, 2015

Common Stock, $.01 par value	31,118,046
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended February 28,		Nine months ended February 28,
	2015	2014	2015	2014
Revenues	$382.1	$373.5	$1,331.5	$1,273.0
Operating costs and expenses:
Cost of goods sold	200.0	190.7	638.9	593.4
Selling, general and administrative expenses (exclusive of depreciation and amortization)	205.8	202.9	627.5	605.7
Depreciation and amortization	11.5	14.2	38.0	46.0
Asset impairments	—	—	2.9	13.4
Total operating costs and expenses	417.3	407.8	1,307.3	1,258.5
Operating income (loss)	(35.2)	(34.3)	24.2	14.5
Interest expense, net	(0.7)	(1.9)	(2.6)	(5.9)
Gain (loss) on investments	—	(4.7)	0.6	(4.7)
Earnings (loss) from continuing operations before income taxes	(35.9)	(40.9)	22.2	3.9
Provision (benefit) for income taxes	(13.8)	(28.8)	9.7	(12.2)
Earnings (loss) from continuing operations	(22.1)	(12.1)	12.5	16.1
Earnings (loss) from discontinued operations, net of tax	(0.0)	0.0	(0.2)	0.2
Net income (loss)	$(22.1)	$(12.1)	$12.3	$16.3
Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic:
Earnings (loss) from continuing operations	$(0.68)	$(0.38)	$0.38	$0.50
Earnings (loss) from discontinued operations, net of tax	$(0.00)	$0.00	$(0.01)	$0.01
Net income (loss)	$(0.68)	$(0.38)	$0.37	$0.51
Diluted:
Earnings (loss) from continuing operations	$(0.68)	$(0.38)	$0.37	$0.50
Earnings (loss) from discontinued operations, net of tax	$(0.00)	$0.00	$(0.00)	$0.00
Net income (loss)	$(0.68)	$(0.38)	$0.37	$0.50
Dividends declared per class A and common share	$0.150	$0.150	$0.450	$0.425

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended February 28,		Nine months ended February 28,
	2015	2014	2015	2014
Net income (loss)	$(22.1)	$(12.1)	$12.3	$16.3
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(7.6)	(3.2)	(15.1)	(5.8)
Pension and post-retirement adjustments (net of tax)	0.8	1.7	(0.7)	3.0
Total other comprehensive income (loss)	$(6.8)	$(1.5)	$(15.8)	$(2.8)
Comprehensive income (loss)	$(28.9)	$(13.6)	$(3.5)	$13.5

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	February 28, 2015	May 31, 2014	February 28, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$14.6	$20.9	$22.0
Accounts receivable, net	204.4	253.3	206.0
Inventories, net	341.4	272.7	335.6
Deferred income taxes	80.9	81.0	76.6
Prepaid expenses and other current assets	73.6	35.1	70.9
Current assets of discontinued operations	0.4	0.4	0.4
Total current assets	715.3	663.4	711.5
Property, plant and equipment, net	446.9	467.0	481.9
Prepublication costs	141.6	143.1	147.0
Royalty advances, net	41.2	38.5	39.7
Production costs	4.5	4.5	5.2
Goodwill	144.4	144.5	144.5
Other intangibles	11.3	12.2	12.8
Noncurrent deferred income taxes	5.1	4.1	5.4
Other assets and deferred charges	41.2	51.2	39.9
Total assets	$1,551.5	$1,528.5	$1,587.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit, short-term debt and current portion of Long-term debt	$19.1	$15.8	$4.7
Capital lease obligations	0.6	0.0	0.0
Accounts payable	186.8	145.3	159.8
Accrued royalties	55.9	34.1	53.9
Deferred revenue	83.6	48.7	83.0
Other accrued expenses	161.2	184.7	167.5
Current liabilities of discontinued operations	0.9	1.1	1.1
Total current liabilities	508.1	429.7	470.0
Noncurrent Liabilities:
Long-term debt	65.0	120.0	175.0
Capital lease obligations	0.8	0.0	0.0
Other noncurrent liabilities	59.8	63.4	66.9
Total noncurrent liabilities	125.6	183.4	241.9

Commitments and Contingencies	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	586.4	580.8	579.6
Accumulated other comprehensive income (loss)	(71.0)	(55.2)	(68.2)
Retained earnings	762.6	765.1	741.9
Treasury stock at cost	(360.6)	(375.7)	(377.7)
Total stockholders’ equity	917.8	915.4	876.0
Total liabilities and stockholders’ equity	$1,551.5	$1,528.5	$1,587.9

 See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Nine months ended
	February 28, 2015	February 28, 2014
Cash flows - operating activities:
Net income (loss)	$12.3	$16.3
Earnings (loss) from discontinued operations, net of tax	(0.2)	0.2
Earnings (loss) from continuing operations	12.5	16.1
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	9.6	6.4
Provision for losses on inventory	16.6	16.7
Provision for losses on royalty advances	3.0	3.0
Amortization of prepublication and production costs	44.8	43.3
Depreciation and amortization	38.3	47.2
Amortization of pension and post-retirement actuarial gains and losses	6.2	2.9
Deferred income taxes	(2.0)	11.9
Non-cash write off related to asset impairments	2.9	13.4
Stock-based compensation	8.2	7.8
Income from equity investments	(1.8)	(1.7)
Unrealized (gain) loss on investments	(0.6)	4.7
Changes in assets and liabilities:
Accounts receivable	34.2	0.0
Inventories	(96.4)	(77.7)
Prepaid expenses and other current assets	(35.4)	(7.0)
Deferred promotion costs	(3.8)	(2.8)
Royalty advances	(6.4)	(5.4)
Accounts payable	44.1	3.8
Other accrued expenses	(18.9)	(9.4)
Accrued royalties	23.1	19.4
Deferred revenue	35.5	35.1
Pension and post-retirement liabilities	3.6	(8.9)
Other noncurrent liabilities	(0.7)	(29.7)
Other, net	(7.3)	(3.9)
Total adjustments	96.8	69.1
Net cash provided by (used in) operating activities of continuing operations	109.3	85.2
Net cash provided by (used in) operating activities of discontinued operations	(0.4)	0.1
Net cash provided by (used in) operating activities	108.9	85.3

Cash flows - investing activities:
Prepublication and production expenditures	(44.1)	(47.3)
Additions to property, plant and equipment	(20.6)	(19.4)
Purchase of building	—	(253.9)
Acquisition related payments	(0.7)	(1.0)
Other	5.4	1.3
Net cash provided by (used in) investing activities	(60.0)	(320.3)

 See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Nine months ended
	February 28, 2015	February 28, 2014
Cash flows - financing activities:
Net borrowings (repayments) under credit agreement and revolving loan	(55.0)	175.0
Borrowings under lines of credit	261.1	160.0
Repayments of lines of credit	(257.2)	(157.1)
Repayment of capital lease obligations	(0.2)	(0.2)
Reacquisition of common stock	(3.5)	(6.2)
Proceeds pursuant to stock-based compensation plans	14.5	10.0
Payment of dividends	(14.8)	(12.9)
Other	1.2	1.5
Net cash provided by (used in) financing activities	(53.9)	170.1
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(0.5)
Net increase (decrease) in cash and cash equivalents	(6.3)	(65.4)
Cash and cash equivalents at beginning of period	20.9	87.4
Cash and cash equivalents at end of period	$14.6	$22.0

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

Use of estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Regulation S-X. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to:

•	Accounts receivable reserves for returns

•	Accounts receivable allowance for doubtful accounts

•	Pension and other post-retirement obligations

•	Uncertain tax positions

•	Inventory reserves

•	Cost of goods sold from book fair operations during interim periods determined based on estimated gross profit rates

•	Sales taxes

•	Royalty accruals and related advance reserves

•	Customer reward programs

•	Impairment testing for goodwill for assessment and measurement, intangibles and other long-lived assets and investments.

Restricted Cash

The condensed consolidated balance sheets include restricted cash of $0.2, $0.3 and $0.5 at February 28, 2015, May 31, 2014 and February 28, 2014, respectively, which is reported in “Other current assets.”

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
Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The update provides guidance for transactions that are not otherwise addressed comprehensively in authoritative guidance (for example, service revenue, contract modifications, and licenses of intellectual property). The amendments in this update are to be applied on a retrospective basis, utilizing one of two different methodologies. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is evaluating the adoption methodology and the impact of this update on its consolidated financial position, results of operations and cash flows.
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

	Children’s Book Publishing and Distribution	Educational Technology and Services	Classroom and Supplemental Materials Publishing	Media, Licensing and Advertising	Overhead (1)	Total Domestic	International	Total
Three months ended February 28, 2015
Revenues	$202.9	$34.3	$49.1	$9.5	$—	$295.8	$86.3	$382.1
Bad debt expense	1.6	0.4	0.5	—	—	2.5	0.7	3.2
Depreciation and amortization (2)	7.4	7.7	2.7	1.4	5.1	24.3	2.1	26.4
Segment operating income (loss)	(2.2)	(12.4)	3.4	(2.0)	(22.9)	(36.1)	0.9	(35.2)
Expenditures for long-lived assets including royalty advances	9.9	9.1	1.8	1.2	4.4	26.4	3.7	30.1
Three months ended February 28, 2014
Revenues	$190.0	$35.8	$46.0	$10.7	$—	$282.5	$91.0	$373.5
Bad debt expense	0.2	0.4	0.4	0.1	—	1.1	1.4	2.5
Depreciation and amortization (2)	7.8	7.1	2.7	1.4	8.7	27.7	1.9	29.6
Segment operating income (loss)	(10.6)	(10.7)	2.1	(2.3)	(12.9)	(34.4)	0.1	(34.3)
Expenditures for long-lived assets including royalty advances	8.9	7.1	2.3	2.6	256.8	277.7	2.6	280.3

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Children’s Book Publishing and Distribution	Educational Technology and Services	Classroom and Supplemental Materials Publishing	Media, Licensing and Advertising	Overhead(1)	Total Domestic	International	Total
Nine months ended February 28, 2015
Revenues	$660.2	$174.6	$156.7	$34.6	$—	$1,026.1	$305.4	$1,331.5
Bad debt expense	4.3	0.7	1.3	0.1	—	6.4	3.2	9.6
Depreciation and amortization (2)	23.5	23.0	8.5	4.9	16.3	76.2	6.6	82.8
Asset impairments (3)	—	—	—	—	2.9	2.9	—	2.9
Segment operating income (loss)	45.6	16.7	15.2	(6.2)	(66.0)	5.3	18.9	24.2
Segment assets at February 28, 2015	441.8	160.5	146.5	26.7	524.4	1,299.9	251.2	1,551.1
Goodwill at February 28, 2015	40.9	22.7	65.4	5.4	—	134.4	10.0	144.4
Expenditures for long-lived assets including royalty advances	35.4	22.6	5.0	4.6	8.2	75.8	10.4	86.2
Long-lived assets at February 28, 2015	143.0	119.6	87.9	13.7	380.2	744.4	64.1	808.5
Nine months ended February 28, 2014
Revenues	$596.7	$191.5	$144.7	$34.8	$—	$967.7	$305.3	$1,273.0
Bad debt expense	1.6	0.8	1.0	0.2	—	3.6	2.8	6.4
Depreciation and amortization (2)	23.6	21.0	7.8	2.5	29.2	84.1	5.2	89.3
Asset impairments (3)	13.4	—	—	—	—	13.4	—	13.4
Segment operating income (loss)	(3.2)	32.4	11.8	(5.2)	(42.9)	(7.1)	21.6	14.5
Segment assets at February 28, 2014	442.2	162.1	145.1	26.5	558.7	1,334.6	252.9	1,587.5
Goodwill at February 28, 2014	40.9	22.7	65.4	5.4	—	134.4	10.1	144.5
Expenditures for long-lived assets including royalty advances	30.8	22.9	6.9	6.2	264.8	331.6	7.8	339.4
Long-lived assets at February 28, 2014	145.8	118.1	89.9	15.2	418.8	787.8	62.7	850.5

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

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, and prepublication and production costs.

(3)
Includes an asset impairment related to the closure of a retail store in New York City in fiscal 2015 and an impairment of goodwill attributable to legacy acquisitions associated with the book club operations in the Children’s Book Publishing and Distribution segment in fiscal 2014.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

3. Debt

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	February 28, 2015	May 31, 2014	February 28, 2014
Loan Agreement:
Revolving Loan (interest rates of 1.4%, 1.3% and 1.3%, respectively)	$65.0	$120.0	$175.0
Unsecured lines of credit (weighted average interest rates of 2.7%, 2.3% and 4.8%, respectively)	$19.1	$15.8	$4.7
Total debt	$84.1	$135.8	$179.7
Less lines of credit, short-term debt and current portion of long-term debt	(19.1)	(15.8)	(4.7)
Total long-term debt	$65.0	$120.0	$175.0

The fair value of the Company's debt approximates the carrying value for all periods presented.

The following table sets forth the maturities of the Company’s debt obligations as of February 28, 2015, for the twelve-month periods ending February 28,

2016	$19.1
2017	—
2018	65.0
2019	—
Total debt	$84.1

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

As of February 28, 2015, the indicated spread on Base Rate Advances was 0.18% and the indicated spread on Eurodollar Rate Advances was 1.18%, both based on the Company’s prevailing consolidated debt to total capital ratio. The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At February 28, 2015, the facility fee rate was 0.20%.

As of February 28, 2015, the Company's borrowings under the Loan Agreement totaled $65.0. During the nine months ended February 28, 2015, the Company made net payments of $55.0 in reduction of the obligation under the Loan Agreement. While this obligation is not due until the December 5, 2017 maturity date, the Company may, from time to time, make additional payments to reduce this obligation when cash from operations becomes available.

At February 28, 2015, the Company had open standby letters of credit totaling $0.4 under the Loan Agreement.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at February 28, 2015, the Company was in compliance with these covenants.

Lines of Credit

As of February 28, 2015, the Company had domestic unsecured money market bid rate credit lines totaling $25.0. Outstanding borrowings under these credit lines were $10.4, $10.0 and $0.0 at February 28, 2015, May 31, 2014 and February 28, 2014, respectively. At February 28, 2015, the Company had open standby letters of credit totaling $4.9 under the domestic unsecured money market bid rate credit lines. As of February 28, 2015, availability under these unsecured money market bid rate credit lines totaled $9.7. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of February 28, 2015, the Company had equivalent local currency credit lines totaling $24.3. Outstanding borrowings under these lines of credit totaled $8.7, $5.8 and $4.7 at February 28, 2015, May 31, 2014 and February 28, 2014, respectively. As of February 28, 2015, the equivalent amounts available totaled $15.6, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

5. Earnings (Loss) Per Share

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the three and nine month periods ended February 28, 2015 and 2014, respectively:

	Three months ended February 28,		Nine months ended February 28,
	2015	2014	2015	2014
Earnings (loss) from continuing operations attributable to Class A and Common Stock	$(22.1)	$(12.1)	$12.4	$16.1
Earnings (loss) from discontinued operations attributable to Class A and Common Stock, net of tax	(0.0)	0.0	(0.2)	0.2
Net income (loss) attributable to Class A and Common Stock	$(22.1)	$(12.1)	$12.2	$16.3
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	32.7	32.0	32.6	31.9
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	—	—	0.6	0.5
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	32.7	32.0	33.2	32.4
Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.68)	$(0.38)	$0.38	$0.50
Earnings (loss) from discontinued operations, net of tax	$(0.00)	$0.00	$(0.01)	$0.01
Net income (loss)	$(0.68)	$(0.38)	$0.37	$0.51
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.68)	$(0.38)	$0.37	$0.50
Earnings (loss) from discontinued operations, net of tax	$(0.00)	$0.00	$(0.00)	$0.00
Net income (loss)	$(0.68)	$(0.38)	$0.37	$0.50

The following table sets forth Options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	February 28, 2015	February 28, 2014
Options outstanding pursuant to stock-based compensation plans (in millions)	4.4	4.4

Earnings from continuing operations exclude earnings of $0.1 and less than $0.1 for the nine months ended February 28, 2015 and 2014, respectively, attributable to participating Restricted Stock Units (“RSUs”).

In a period in which the Company reports a discontinued operation, Earnings (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive. Potentially dilutive shares outstanding pursuant to compensation plans that were not included in the diluted earnings per share calculation because they were anti-dilutive were 1.8 million for the nine months ended February 28, 2015.

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

As of February 28, 2015, $9.9 remained available for future purchases of common shares under the current repurchase authorization of the Board of Directors. See Note 10, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

6. Goodwill and Other Intangibles

The Company assesses goodwill and other intangible assets with indefinite lives annually or more frequently if impairment indicators are such that the goodwill is more likely than not impaired. The Company continues to monitor impairment indicators in light of changes in market conditions, near and long-term demand for the Company’s products and other relevant factors. In the prior fiscal year period, the Company recognized an impairment of $13.4 of goodwill associated with the book clubs reporting unit in the Children's Book Publishing and Distribution segment.

The following table summarizes the activity in Goodwill for the periods indicated:

	Nine months ended February 28, 2015	Twelve months ended May 31, 2014	Nine months ended February 28, 2014
Gross beginning balance	$178.7	$178.7	$178.7
Accumulated impairment	(34.2)	(20.8)	(20.8)
Beginning balance	$144.5	$157.9	$157.9
Impairment charge	—	(13.4)	(13.4)
Foreign currency translation	(0.1)	0.0	0.0
Gross ending balance	$178.6	$178.7	$178.7
Accumulated impairment	(34.2)	(34.2)	(34.2)
Ending balance	$144.4	$144.5	$144.5

The following table summarizes the activity in Total other intangibles for the periods indicated:

	Nine months ended February 28, 2015	Twelve months ended May 31, 2014	Nine months ended February 28, 2014
Beginning balance - customer lists	$2.4	$3.4	$3.4
Additions	0.8	—	—
Amortization expense	(0.6)	(1.0)	(0.7)
Foreign currency translation	0.0	0.0	0.0
Customer lists, net of accumulated amortization of $3.9, $3.3 and $3.0, respectively	$2.6	$2.4	$2.7
Beginning balance - other intangibles	$7.6	$9.2	$9.2
Amortization expense	(1.1)	(1.4)	(1.1)
Foreign currency translation	0.0	0.0	0.0
Other	—	(0.2)	—
Other intangibles, net of accumulated amortization of $14.5, $13.4 and $13.1, respectively	$6.5	$7.6	$8.1
Total other intangibles subject to amortization	$9.1	$10.0	$10.8
Trademarks and other	$2.2	$2.2	$2.0
Total other intangibles not subject to amortization	$2.2	$2.2	$2.0
Total other intangibles	$11.3	$12.2	$12.8

Amortization expense for Total other intangibles was $1.7 and $1.8 for the nine months ended February 28, 2015 and 2014, respectively. Intangible assets with definite lives consist principally of customer lists, covenants not to compete and trademark rights. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 6.5 years.

7. Investments

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $18.6, $18.4 and $19.4 at February 28, 2015, May 31, 2014 and February 28, 2014, respectively.

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

The Company’s 26.2% non-controlling interest in a children’s book publishing business located in the UK is accounted for using the equity method of accounting. Income from equity investments totaled $1.8 and $1.7 for the nine months ended February 28, 2015 and 2014, respectively.

The following table summarizes the Company’s investments as of the dates indicated:

	February 28, 2015	May 31, 2014	February 28, 2014
Equity method investments:
UK - based	$18.6	$18.3	$18.3
Other	0.0	0.1	1.1
Total equity method investments	$18.6	$18.4	$19.4
Total	$18.6	$18.4	$19.4

8. Employee Benefit Plans

The following table sets forth components of the net periodic cost (credit) for the periods indicated under the Company’s cash balance retirement plan for its United States employees meeting certain eligibility requirements (the “U.S. Pension Plan”) and the defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom (the “UK Pension Plan” and, together with the U.S. Pension Plan, the “Pension Plans”). Also included are the post-retirement benefits, consisting of certain healthcare and life insurance benefits provided by the Company to its eligible retired United States-based employees (the “Post-Retirement Benefits”). The Pension Plans and Post-Retirement Benefits include participants associated with both continuing operations and discontinued operations.

	Pension Plans		Post-Retirement Benefits
	Three months ended February 28,		Three months ended February 28,
	2015	2014	2015	2014
Components of net periodic cost (credit):
Service cost	$—	$—	$0.0	$0.0
Interest cost	1.7	1.8	0.3	0.3
Expected return on assets	(2.3)	(3.2)	—	—
Net amortization of prior service credit	—	—	(0.1)	(0.1)
Benefit cost of settlement event	0.6	—	—	—
Amortization of (gain) loss	0.4	0.5	0.4	0.5
Net periodic cost (credit)	$0.4	$(0.9)	$0.6	$0.7

	Pension Plans		Post-Retirement Benefits
	Nine months ended February 28,		Nine months ended February 28,
	2015	2014	2015	2014
Components of net periodic cost (credit):
Service cost	$—	$—	$0.0	$0.0
Interest cost	5.0	5.4	1.0	1.0
Expected return on assets	(7.0)	(9.5)	—	—
Net amortization of prior service credit	—	—	(0.2)	(0.2)
Benefit cost of settlement event	4.3	—	—	—
Amortization of (gain) loss	1.1	1.4	1.0	1.7
Net periodic cost (credit)	$3.4	$(2.7)	$1.8	$2.5

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the nine months ended February 28, 2015, the Company made no contribution to the U.S. Pension Plan and contributed $1.0 to the UK Pension Plan.

The Company expects, based on actuarial calculations, to contribute cash of approximately $1.3 to the Pension Plans for the fiscal year ending May 31, 2015.

During fiscal 2014, the U.S. Pension Plan's funding status was sufficient to allow a participant to receive a lump sum benefit payment. In the current fiscal year, certain participants elected to receive a lump sum benefit payment. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation when paid. Accordingly, in the three and nine months ended February 28, 2015, the Company recorded a settlement charge of $0.6 and $4.3, respectively, related to net unrecognized pension benefit costs in respect of lump sum benefit payments made.

9. Stock-Based Compensation

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended February 28,		Nine months ended February 28,
	2015	2014	2015	2014
Stock option expense	$0.8	$0.8	$5.4	$5.4
Restricted stock unit expense	0.6	0.2	1.9	2.1
Management stock purchase plan	0.1	0.0	0.7	0.1
Employee stock purchase plan	0.1	0.1	0.2	0.2
Total stock-based compensation expense	$1.6	$1.1	$8.2	$7.8

During the three month periods ended February 28, 2015 and 2014, respectively, approximately 0.1 million and 0.1 million shares of Common Stock were issued by the Corporation pursuant to its stock-based compensation plans. For the nine month periods ended February 28, 2015 and 2014, respectively, approximately 0.6 million and 0.4 million shares of Common Stock were issued by the Corporation pursuant to its stock-based compensation plans.

10. Treasury Stock

The Board of Directors (the "Board") has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. The table below represents the remaining Board authorization:

Board Authorization	Amount
September 2010	$44.0	(a)
Less repurchases made under this authorization	(34.1)
Remaining Board authorization at February 28, 2015	$9.9

(a)  Represents the remainder of a $200.0 authorization after giving effect to the purchase of 5,199,699 shares at $30.00 per share pursuant to a large share repurchase in the form of a modified Dutch auction tender offer that was completed by the Company on November 3, 2010 for a total cost of $156.0 , excluding related fees and expenses.

There were no repurchases of Common Stock made during the three months ended February 28, 2015 and $3.5 repurchases of Common Stock made during the nine months ended February 28, 2015. The Company’s repurchase program may be suspended at any time without prior notice.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

11. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activity in Accumulated other comprehensive income (loss), net of tax, by component for the period indicated:

	Nine months ended February 28, 2015
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance	$(16.7)	$(38.5)	$(55.2)
Other comprehensive income (loss) before reclassifications	(15.1)	(4.6)	$(19.7)
Less: amount reclassified from Accumulated other comprehensive income (loss)	—	3.9	$3.9
Other comprehensive income (loss)	(15.1)	(0.7)	(15.8)
Ending balance	$(31.8)	$(39.2)	$(71.0)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

Amount reclassified from Accumulated other comprehensive income (loss)					Affected line item in the condensed consolidated statements of operations
	Three months ended February 28,		Nine months ended February 28,
	2015	2014	2015	2014
Employee benefit plans:
Amortization of prior service cost (credit)	$(0.1)	$(0.1)	$(0.2)	$(0.2)	Selling, general and administrative
Amortization of unrecognized gain (loss) included in net periodic cost (credit)	0.8	1.0	2.1	3.1	Selling, general and administrative
Settlement charge	0.6	—	4.3	—	Selling, general and administrative
Less: Tax effect	(0.5)	—	(2.3)	—	Income tax expense (benefit)
Total expense, net of tax	$0.8	$0.9	$3.9	$2.9

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

The Company’s annual effective tax rate, exclusive of discrete items and unbenefitted foreign losses, used to calculate the interim tax provision is expected to be approximately 40.0%. The interim effective tax rate, inclusive of discrete items and unbenefitted foreign losses, was 38.4% and 43.7%, respectively, for the three and nine month periods ended February 28, 2015.

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

The Company is currently under audit by New York City for fiscal years ended May 31, 2008, 2009 and 2010. If any of these tax examinations are concluded within the next twelve months, the Company will make any necessary adjustments to its unrecognized tax benefits.

Non-income Taxes

The Company is subject to tax examinations for sales-based taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. The Company assesses sales tax contingencies for each jurisdiction in which it operates, considering all relevant facts including statutes, regulations, case law and experience. When a sales tax liability with respect to a particular jurisdiction is probable and can be reliably estimated, the Company has made accruals for these matters which are reflected in the Company’s condensed consolidated financial statements. There were no sales tax audit settlements for the three month period ended February 28, 2015 and the Company settled a sales tax audit for $0.4 in the three month period ended February 28, 2014. For the nine month periods ended February 28, 2015 and 2014, the Company settled $2.9 and $4.8, respectively, related to sales tax audits.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

14. Derivatives and Hedging

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings, and it recognizes the unrealized gain or loss in other current assets or liabilities. The notional value of the contracts as of February 28, 2015 and 2014 were $9.1 and $13.9, respectively. Unrealized gains of $1.1 and $0.1 were recognized at February 28, 2015 and 2014, respectively, for the nine month periods then ended. These amounts are reported in "Selling, general and administrative expenses" in the Condensed Consolidated Statements of Operations.

15. Other Accrued Expenses

Other accrued expenses consist of the following as of the dates indicated:

	February 28, 2015	May 31, 2014	February 28, 2014
Accrued payroll, payroll taxes and benefits	$41.0	$41.7	$38.1
Accrued bonus and commissions	20.0	36.9	26.5
Accrued other taxes	24.1	27.5	24.1
Accrued advertising and promotions	35.3	35.6	37.8
Accrued income taxes	5.5	4.7	3.4
Accrued insurance	8.1	8.3	8.2
Other accrued expenses	27.2	30.0	29.4
Total accrued expenses	$161.2	$184.7	$167.5

16. Subsequent Events

The Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the fourth quarter of fiscal 2015. The dividend is payable on June 15, 2015 to shareholders of record as of the close of business on April 30, 2015.

On March 19, 2015, the Company purchased a minority equity interest in Make Believe Ideas Limited. Make Believe Ideas Limited is a UK-based children's book publishing company.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenue in the quarter ended February 28, 2015 was $382.1 million, compared to $373.5 million in the prior year fiscal quarter, an increase of 2%. The Company reported a loss per diluted share of $0.68 in the quarter, compared to $0.38 in the prior fiscal year quarter. The quarter ended February 28, 2015 included severance costs associated with cost reduction initiatives of $2.9 million, asset write-downs of $1.5 million related to a warehouse consolidation project in Canada, and a pension settlement charge of $0.6 million. The prior fiscal year quarter included the favorable settlement of outstanding federal tax audits resulting in the recognition of $13.8 million of previously unrecognized income tax positions including interest, an impairment of a UK based minority equity investment of $4.7 million and severance and other costs associated with cost reduction initiatives of $1.7 million.

The Company experienced strong sales in children's books, especially in the Company's school-based distribution channels, in the quarter ended February 28, 2015, reflecting the continued success of new marketing strategies for book clubs operations implemented in the second half of the prior fiscal year. Higher circulation in classroom magazines continued the growth trend from prior periods, bringing dynamic nonfiction materials into the classroom. The Company continued to perform well in classroom book markets, as educators and families encourage independent reading as an important way to drive children's motivation, thinking skills, and testing results. Core educational technology products had lower sales in the quarter in comparison to the prior fiscal year quarter which benefited from new product releases.

Results of Operations – Consolidated

Revenues for the quarter ended February 28, 2015 increased to $382.1 million, compared to $373.5 million in the prior fiscal year quarter. The revenue increase was driven by increased sales from school-based book distribution channels in the Children’s Book Publishing and Distribution segment, which increased 8%, and continued growth in classroom books and magazines in the Classroom and Supplemental Materials Publishing segment, which increased 12%, partially offset by decreased sales of educational technology products in the Educational Technology and Services segment, which decreased 4%, lower sales of programming in the Media, Licensing and Advertising segment, which decreased 37%, and lower reported sales in the International segment of 5%, due to foreign exchange.

Revenues for the nine month period ended February 28, 2015 increased to $1,331.5 million, compared to $1,273.0 million in the prior fiscal year period. The revenue increase was driven by increased sales from school-based book distribution channels in the Children’s Book Publishing and Distribution segment, which increased 13%, continued growth in classroom books and magazines in the Classroom and Supplemental Materials Publishing segment, which increased 12%, and relatively consistent sales in the Media, Licensing and Advertising segment and the International segment, partially offset by decreased sales of educational technology products in the Educational Technology and Services segment, which decreased 9%.

Components of Cost of goods sold for the three and nine months ended February 28, 2015 and 2014 are as follows:

	Three months ended February 28,				Nine months ended February 28,
	2015		2014		2015		2014
($ amounts in millions)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Product, service and production costs	$105.8	27.7%	$99.8	26.8%	$346.7	26.1%	$318.1	25.0%
Royalty costs	20.3	5.3%	19.9	5.3%	67.2	5.0%	65.3	5.1%
Prepublication and production amortization	14.9	3.9%	15.3	4.1%	44.6	3.3%	43.3	3.4%
Postage, freight, shipping, fulfillment and other	59.0	15.4%	55.7	14.9%	180.4	13.6%	166.7	13.1%
Total	$200.0	52.3%	$190.7	51.1%	$638.9	48.0%	$593.4	46.6%

Cost of goods sold as a percentage of revenue for the quarter ended February 28, 2015 increased to 52.3%, compared to 51.1% in the prior fiscal year quarter. The increase was due to the shift in revenue mix for the Educational Technology and Services segment primarily due to a higher percentage of revenues from print materials and services, which carry higher relative costs than software products. The International segment also contributed to the higher relative costs due to increased

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

sales of low-margin media products in the Company’s Australia operations and increased costs in the Company's Canada operations for a warehouse optimization project.

Cost of goods sold as a percentage of revenue for the nine months ended February 28, 2015 increased to 48.0%, compared to 46.6% in the prior fiscal year period, primarily due to the shift in revenue mix for the Educational Technology and Services segment resulting in a higher percentage of revenues from print materials and services, which carry higher relative costs than software products, increased sales of media products in the Company’s Australia operations, which carry lower gross margins, as well as increased costs in the Company’s Canada operations for a warehouse optimization project.

Selling, general and administrative expenses in the quarter ended February 28, 2015 increased to $205.8 million, compared to $202.9 million in the prior fiscal year quarter. In the fiscal quarter ended February 28, 2015, the Company incurred increased promotional expense of $3.6 million in its book clubs operations compared to the prior fiscal year quarter, higher severance expense of $1.2 million, higher bad debt expense of $0.7 million and the settlement of a portion of its domestic pension plan resulting in the recognition of $0.6 million of incremental pension expense, partially offset by lower employee-related expenses.

Selling, general and administrative expenses in the nine month period ended February 28, 2015 increased to $627.5 million, compared to $605.7 million in the prior fiscal year period. In the fiscal year period ended February 28, 2015, the Company settled a portion of its domestic pension plan, resulting in the recognition of $4.3 million of incremental pension expense. The Company also incurred increased promotional expense of $11.2 million in its book clubs operations and higher bad debt expense of $3.2 million, compared to the prior fiscal year period.

For the nine month period ended February 28, 2015, the Company recognized an impairment charge of $2.9 million associated with the closure of its retail store located at the Company headquarters in New York City. In the prior fiscal year period, the Company recognized a $13.4 million impairment of goodwill attributable to legacy acquisitions associated with the book club operations in the Children’s Book Publishing and Distribution segment.

For the three month period ended February 28, 2015, net interest expense decreased to $0.7 million, from $1.9 million in the prior fiscal year quarter. For the nine months ended February 28, 2015, net interest expense decreased to $2.6 million, compared to $5.9 million in the prior fiscal year period. The decrease in both periods was due to the absence of capital leases associated with the purchase of 555 Broadway, partially offset by higher interest on the revolving loan.

The Company’s effective tax rate for the third quarter of fiscal 2015 was 38.4%, compared to 70.4% in the prior fiscal year quarter. The Company’s effective tax rate for the nine month period ended February 28, 2015 was 43.7%, compared to a beneficial tax rate of 312.8% in the prior fiscal year period. The effective tax rates for the third quarter and first nine months of fiscal year 2014 were impacted by a prior fiscal year period tax benefit as a result of a favorable settlement of outstanding federal tax audits and the associated recognition of $13.8 million of previously unrecognized income tax positions including interest. For the full year, the Company expects an effective tax rate, exclusive of discrete items, of approximately 41.7%.

Loss from continuing operations for the quarter ended February 28, 2015 increased to $22.1 million, compared to a loss of $12.1 million in the prior fiscal year quarter. The basic and diluted loss from continuing operations per share of Class A Stock and Common Stock were $0.68 and $0.68, respectively, in the quarter ended February 28, 2015, compared to $0.38 and $0.38, respectively, in the prior fiscal year quarter. Earnings from continuing operations for the nine months ended February 28, 2015 decreased to $12.5 million, compared to earnings of $16.1 million in the prior fiscal year period. The basic and diluted earnings from continuing operations per share of Class A Stock and Common Stock were $0.38 and $0.37, respectively, in the nine months ended February 28, 2015, compared to $0.50 and $0.50, respectively, in the prior fiscal year period.
Loss from discontinued operations, net of tax, for the quarter ended February 28, 2015 was less than $0.1 million, compared to earnings from discontinued operations, net of tax, of less than $0.1 million in the prior fiscal year quarter. Loss from discontinued operations, net of tax, for the nine months ended February 28, 2015 was $0.2 million, compared to earnings of $0.2 million in the prior fiscal year period. The Company did not discontinue any operations in the first nine months of fiscal 2015.

Net loss for the quarter ended February 28, 2015 increased by $10.0 million to $22.1 million, compared to a loss of $12.1 million in the prior fiscal year quarter. Net loss per basic and diluted share of Class A Stock and Common Stock was $0.68 and $0.68, respectively, in the quarter ended February 28, 2015, compared to a loss of $0.38 and $0.38, respectively, in the prior fiscal year quarter. Net income for the nine months ended February 28, 2015 decreased by $4.0 million to $12.3 million,

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

compared to $16.3 million in the prior fiscal year period. Net income per basic and diluted share of Class A Stock and Common Stock was $0.37 and $0.37, respectively, in the nine months ended February 28, 2015, compared to $0.51 and $0.50, respectively, in the prior fiscal year period.

Results of Continuing Operations

Children’s Book Publishing and Distribution

	Three months ended February 28,				Nine months ended February 28,
($ amounts in millions)	2015	2014	$ change	% change	2015	2014	$ change	% change
Revenues	$202.9	$190.0	$12.9	6.8%	$660.2	$596.7	$63.5	10.6%
Cost of goods sold	94.6	88.6	6.0	6.8%	285.3	258.0	27.3	10.6%
Other operating expenses *	110.5	112.0	(1.5)	-1.3%	329.3	328.5	0.8	0.2%
Asset impairments	—	—	—	—%	—	13.4	(13.4)	n/a
Operating income (loss)	$(2.2)	$(10.6)	$8.4		$45.6	$(3.2)	$48.8
Operating margin	—	—			6.9%	—

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended February 28, 2015 increased to $202.9 million, compared to $190.0 million in the prior fiscal year quarter. Revenues from the book clubs channel increased $10.0 million due to the continued success of the Company’s marketing initiatives implemented in fiscal 2014 and strong demand for titles such as the Minecraft handbook series. The number of sponsors increased 6% compared to the prior fiscal year period due to increased promotional activity. Revenues from the book fairs channel increased $2.0 million, driven by an increase of 4% in revenue per fair as the Company continues to dedicate resources to more productive fairs. Both school channels continued to experience the momentum that started in the second half of fiscal 2014. Trade channel revenues increased $0.9 million due to the success of the Minecraft handbook series, strong sales of Raina Telgemeier's titles Sisters, Drama and Smile, and continued sales of bestselling series, including I Survived, Amulet, Wings of Fire and Captain Underpants, partially offset by lower sales of the Hunger Games trilogy. Sales of the Minecraft series handbook titles across all Children’s Book Publishing and Distribution channels totaled $8.9 million in the quarter ended February 28, 2015, compared to $2.8 million in the prior fiscal year quarter.

For the nine months ended February 28, 2015, segment revenues increased to $660.2 million, compared to $596.7 million in the prior fiscal year period. Revenues from book clubs channels increased $44.4 million as demand continues to remain strong since the third quarter of the prior fiscal year. Revenues from book fairs increased $18.3 million as revenue per fair increased by 5% compared to the prior fiscal year period. Trade channel revenues increased $0.8 million due to the success of the Minecraft handbook series, strong sales of Raina Telgemeier's titles Sisters, Drama and Smile, sales of the Spirit AnimalsTM multiplatform series and continued sales of bestselling series, including I Survived, Amulet, Wings of Fire and Captain Underpants, partially offset by lower sales of the Hunger Games trilogy. Sales of the Minecraft series handbook titles across all Children’s Book Publishing and Distribution channels totaled $46.2 million in the nine months ended February 28, 2015 compared to $2.8 million in the prior fiscal year period.

Cost of goods sold for the quarter ended February 28, 2015 was $94.6 million, or 47% of revenues, compared to $88.6 million, or 47% of revenues, in the prior fiscal year quarter. Cost of goods sold for the nine months ended February 28, 2015 was $285.3 million, or 43% of revenues, compared to $258.0 million, or 43% of revenues, in the prior fiscal year period. The three and nine month periods ended February 28, 2015 experienced modestly higher costs for books sold through the book clubs and the trade channels offset by lower prepublication amortization costs.

Other operating expenses decreased to $110.5 million for the quarter ended February 28, 2015, compared to $112.0 million in the prior fiscal year quarter, as increased promotional costs for book clubs of $3.6 million and increased bad debt expense of $1.2 million for trade channel customers were more than offset by lower technology costs. Other operating expenses increased to $329.3 million for the nine months ended February 28, 2015, compared to $328.5 million for the prior fiscal year period, due to increased promotional costs of $8.9 million, primarily in the book clubs channel, higher depreciation costs of $3.1 million and increased bad debt expense of $2.7 million, partially offset by lower technology costs.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

In the prior fiscal year, $13.4 million of goodwill attributable to legacy acquisitions in the Children's Book Publishing and Distribution segment was determined to be impaired.

Segment operating loss for the three months ended February 28, 2015 improved to a loss of $2.2 million compared to a loss of $10.6 million in the prior fiscal year quarter, as the segment continued to have strong demand in its school channels. Segment operating income for the nine months ended February 28, 2015 increased by $48.8 million to $45.6 million compared to a loss of $3.2 million in the prior fiscal year period due to the higher revenues, cost containment initiatives and the absence of the prior fiscal year period goodwill impairment charge of $13.4 million.

Educational Technology and Services

	Three months ended February 28,				Nine months ended February 28,
($ amounts in millions)	2015	2014	$ change	% change	2015	2014	$ change	% change
Revenues	$34.3	$35.8	$(1.5)	-4.2%	$174.6	$191.5	$(16.9)	-8.8%
Cost of goods sold	20.7	19.7	1.0	5.1%	74.6	72.5	2.1	2.9%
Other operating expenses *	26.0	26.8	(0.8)	-3.0%	83.3	86.6	(3.3)	-3.8%
Operating income (loss)	$(12.4)	$(10.7)	$(1.7)		$16.7	$32.4	$(15.7)
Operating margin	—	—			9.6%	16.9%

*Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended February 28, 2015 decreased to $34.3 million, compared to $35.8 million in the prior fiscal year quarter. The decrease was primarily driven by lower sales of mathematics offerings of $0.5 million and a decrease in professional development consulting services of $1.1 million. Sales of Read 180® and System 44®, the Company's intervention reading technology programs, were consistent with the prior fiscal year quarter, with sales of iReadTM increasing by $0.5 million.

Revenues for the nine months ended February 28, 2015 decreased to $174.6 million, compared to $191.5 million in the prior fiscal year period. Sales of Read 180® and System 44®, the Company’s intervention reading technology programs, declined $9.1 million from the strong prior fiscal year period, which benefited from the release of System 44 Next Generation late in fiscal 2013. Sales of iReadTM and Common Core Code X® decreased by $3.0 million compared to the prior fiscal year period, which benefited from new product launches including a significant delivery of the Company’s Common Core Code X comprehensive English Language Arts curriculum to New York City’s Board of Education. Other literacy products, including legacy and smaller programs, as well as professional development consulting services, declined compared to the prior fiscal year period. Partially offsetting these declines were higher revenues from the segment’s mathematics offerings, which collectively increased $1.2 million in the nine months ended February 28, 2015 compared to the prior fiscal year period.

Cost of goods sold for the quarter ended February 28, 2015 was $20.7 million, or 60% of revenues, compared to $19.7 million, or 55% of revenues, in the prior fiscal year quarter. The increase as a percentage of revenue was primarily due to increased prepublication expense amortization coupled with lower revenues and a higher percentage of revenues from services, which carry higher relative costs than software products. Cost of goods sold for the nine months ended February 28, 2015 was $74.6 million, or 43% of revenues, compared to $72.5 million, or 38% of revenues, in the prior fiscal year period. The increase as a percentage of revenues was primarily due to increased prepublication expense amortization coupled with lower revenues and a higher percentage of revenues from services. In the nine months ended February 28, 2015, 34% of revenues were derived from services, compared to 31% in the prior fiscal year period.

Other operating expenses for the quarter ended February 28, 2015 were $26.0 million, compared to $26.8 million in the prior fiscal year quarter. The decrease was primarily related to lower convention related costs. Other operating expenses for the nine months ended February 28, 2015 were $83.3 million, compared to $86.6 million in the prior fiscal year period. The decline was primarily due to lower commission expense associated with lower revenues.

Segment operating loss increased by $1.7 million in the fiscal quarter ended February 28, 2015. Segment operating income for the nine months ended February 28, 2015 decreased by $15.7 million. The segment’s profitability is driven by continued demand for innovative educational technology solutions, the availability of federal, state and local funding for educational

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

resources, and the timing of product releases. The absence of new product launches compared to the high number of Company products launched in the prior fiscal year period resulted in the lower comparable profitability.

Classroom and Supplemental Materials Publishing

	Three months ended February 28,				Nine months ended February 28,
($ amounts in millions)	2015	2014	$ change	% change	2015	2014	$ change	% change
Revenues	$49.1	$46.0	$3.1	6.7%	$156.7	$144.7	$12.0	8.3%
Cost of goods sold	17.0	16.6	0.4	2.4%	56.9	53.0	3.9	7.4%
Other operating expenses *	28.7	27.3	1.4	5.1%	84.6	79.9	4.7	5.9%
Operating income (loss)	$3.4	$2.1	$1.3		$15.2	$11.8	$3.4
Operating margin	6.9%	4.6%			9.7%	8.2%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended February 28, 2015 increased to $49.1 million, compared to $46.0 million in the prior fiscal year quarter. As a result of the ongoing demand for independent reading materials for the classroom, revenues from classroom books and literacy initiatives, including guided reading programs such as the Guided Reading Nonfiction 2nd Edition, increased $2.0 million compared to the prior fiscal year quarter. Revenues from classroom magazines increased $2.5 million compared to the prior fiscal year quarter, due to increased circulation driven by demand for the Company’s print and online offerings, which bring dynamic nonfiction materials into the classroom. Revenues from sales of library publishing products declined $0.6 million compared to the prior fiscal year quarter, while revenues for supplemental teaching resource materials declined $0.8 million in the current fiscal year quarter due to lower sales from retail channels.

Revenues for the nine months ended February 28, 2015 increased to $156.7 million, compared to $144.7 million in the prior fiscal year period. Consistent with the fiscal quarter results and reflecting the ongoing trend, revenues from classroom books and literacy initiatives increased $8.7 million compared to the prior fiscal year period. Classroom magazine revenues for the nine months ended February 28, 2015 increased $5.6 million due to increased circulation driven by demand for the Company’s print and online offerings such as Scholastic News®, Scope® and Storyworks®. Revenues from sales of library publishing products were relatively flat. Revenues for supplemental teaching resource materials declined $2.3 million in the nine months ended February 28, 2015 due to lower sales from retail channels.

Cost of goods sold for the quarter ended February 28, 2015 was $17.0 million, or 35% of revenues, compared to $16.6 million, or 36% of revenues, in the prior fiscal year quarter. The modest decrease as a percentage of revenue was a result of favorable postage, freight and shipping costs coupled with lower royalty costs. Cost of goods sold for the nine months ended February 28, 2015 was $56.9 million, or 36% of revenue, compared to $53.0 million, or 37% of revenue, in the prior fiscal year period. The decrease as a percentage of revenue was a result of higher classroom magazines revenues in relation to non-variable publishing costs.

Other operating expenses increased to $28.7 million for the quarter ended February 28, 2015, compared to $27.3 million in the prior fiscal year quarter. Other operating expenses increased to $84.6 million for the nine months ended February 28, 2015, compared to $79.9 million in the prior fiscal year period. The increase in both fiscal periods is due to higher employee-related expenses and promotional costs.

Segment operating income in the fiscal year quarter ended February 28, 2015 and the nine months ended February 28, 2015 increased $1.3 million and $3.4 million, respectively, compared to the prior fiscal year quarter and prior fiscal year period. The improvement is due to the revenue increases mentioned above. Demand for nonfiction materials to supplement classroom learning continues to drive demand in this segment. Additionally, the Company continues to reach outside the classroom to grow community-based literacy initiatives and summer reading programs.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Media, Licensing and Advertising

	Three months ended February 28,				Nine months ended February 28,
($ amounts in millions)	2015	2014	$ change	% change	2015	2014	$ change	% change
Revenues	$9.5	$10.7	$(1.2)	-11.2%	$34.6	$34.8	$(0.2)	-0.6%
Cost of goods sold	4.4	5.2	(0.8)	-15.4%	16.9	16.1	0.8	5.0%
Other operating expenses *	7.1	7.8	(0.7)	-9.0%	23.9	23.9	—	—%
Operating income (loss)	$(2.0)	$(2.3)	$0.3		$(6.2)	$(5.2)	$(1.0)
Operating margin	—	—			—	—

*Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended February 28, 2015 decreased to $9.5 million, compared to $10.7 million in the prior fiscal year quarter. Revenues for Company programming decreased $1.3 million, primarily related to the prior fiscal year quarter sales of the Magic School Bus and Clifford titles, partially offset by higher sales of the Company’s original programming for WordGirl®and Astroblast!TM. Sales of interactive products were down $0.9 million in the third quarter of fiscal 2015, reflecting the trend of continued decreased demand for Leapster products, as well as lower audio book sales. Consumer magazine revenue increased $1.0 million driven by advertising revenue.

Revenues for the nine months ended February 28, 2015 decreased to $34.6 million, compared to $34.8 million in the prior fiscal year period. Sales of interactive products and consumer magazine advertising revenue decreased by $2.4 million compared to the prior fiscal year period. Lower sales of interactive products reflects the trend, resulting from the lower demand for Leapster products, and lower audio book sales. This was partially offset by $2.2 million in higher sales of the Company’s original programming, primarily driven by GoosebumpsTM, WordGirl® and Astroblast!TM.

Cost of goods sold for the quarter ended February 28, 2015 was $4.4 million, or 46% of revenues, compared to $5.2 million, or 49% of revenues, in the prior fiscal year quarter. The decrease as a percentage of revenue was due to lower variable costs driven by lower production expenses, partially offset by higher amortization of new programming costs. For the nine month period ended February 28, 2015, cost of goods sold was $16.9 million, or 49% of revenues, compared to $16.1 million, or 46% of revenues, in the prior fiscal year period. The increase as a percentage of revenue is attributable to higher amortization of new programming costs, partially offset by lower production expenses.

Other operating expenses for the quarter ended February 28, 2015 decreased to $7.1 million, compared to $7.8 million in the prior fiscal year quarter, due to lower technology costs. Other operating expenses were $23.9 million for both the nine months ended February 28, 2015 and 2014.

Segment operating loss in the quarter ended February 28, 2015 improved to a loss of $2.0 million, compared to a loss of $2.3 million in the prior fiscal year quarter, as a result of the increase in consumer magazines advertising revenue. Segment operating loss for the nine months ended February 28, 2015 was $6.2 million, compared to $5.2 million in the prior fiscal year period, reflecting higher content amortization costs. The Company continues to review these businesses for viability and is in the process of implementing organizational initiatives designed to achieve cost reductions.

International

	Three months ended February 28,				Nine months ended February 28,
($ amounts in millions)	2015	2014	$ change	% change	2015	2014	$ change	% change
Revenues	$86.3	$91.0	$(4.7)	-5.2%	$305.4	$305.3	$0.1	0.0%
Cost of goods sold	46.3	45.3	1.0	2.2%	154.2	147.8	6.4	4.3%
Other operating expenses *	39.1	45.6	(6.5)	-14.3%	132.3	135.9	(3.6)	-2.6%
Operating income (loss)	$0.9	$0.1	$0.8		$18.9	$21.6	$(2.7)
Operating margin	1.0%	0.1%			6.2%	7.1%

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

*Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended February 28, 2015 decreased to $86.3 million, compared to $91.0 million in the prior fiscal year quarter. Total local currency revenues across the Company's foreign operations increased $0.8 million and were offset by foreign currency exchange declines of $5.5 million, as the U.S. dollar has strengthened against most foreign currencies. Local currency revenues from the Company's Asian, export and foreign rights operations increased $2.9 million due to improved revenues from direct and trade channel sales across the region. Local currency revenues from Australia and New Zealand increased $1.9 million on increased sales of trade channel and low-margin technology products in Australia. This local currency revenue growth was offset by lower local currency revenues in Canada of $1.8 million and in the UK of $2.2 million, in each case due in part to decreased revenues from book club operations.

Revenues for the nine months ended February 28, 2015 were relatively flat at $305.4 million, compared to the prior fiscal year period. Total local currency revenues across the Company's foreign operations increased $9.7 million and were offset by foreign currency exchange declines of $9.6 million. Local currency revenues from the Company’s Canadian operations declined $4.0 million due in part to decreased revenues from book club operations, including the impact of the teachers' strike in British Columbia. Local currency revenues from other major markets increased $5.8 million on the strength of trade channel results and increased sales of media products in Australia, partially offset by lower Hunger Games revenues in the UK. Local currency revenues from the Asian operations increased $4.5 million due to improved revenues from trade and direct channel sales across the region. Revenues from the Company’s export and foreign rights operations in the U.S. increased $3.4 million, as the Company continues to serve markets globally via this channel.

Cost of goods sold for the quarter ended February 28, 2015 was $46.3 million, or 54% of revenues, compared to $45.3 million, or 50% of revenues, in the prior fiscal year quarter. Cost of goods sold for the nine months ended February 28, 2015 was $154.2 million, or 50% of sales, compared to $147.8 million, or 48% of sales, in the prior fiscal year period. The relative increase in both periods was due to $1.5 million of increased costs in Canada for a warehouse optimization project and increased sales of media products in Australia, which carry lower gross margins.

Other operating expenses for the quarter ended February 28, 2015 were $39.1 million, compared to $45.6 million in the prior fiscal year quarter. Other operating expenses for the nine months ended February 28, 2015 were $132.3 million, compared to $135.9 million in the prior fiscal year period. The decrease for both fiscal periods was due to lower promotional and salary related costs coupled with a $2.5 million insurance settlement relating to a fire in a warehouse in India.

Segment operating income for the quarter ended February 28, 2015 increased by $0.8 million compared to the prior fiscal year quarter. This was primarily driven by the $2.5 million insurance settlement in India, partially offset by relatively flat local currency revenues and higher cost of goods sold. Segment operating income for the nine months ended February 28, 2015 decreased by $2.7 million compared to the prior fiscal year period, due to the higher cost of goods sold, partially offset by the $2.5 million insurance settlement.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overhead

Unallocated overhead expense for the quarter ended February 28, 2015 increased by $10.0 million to $22.9 million, from $12.9 million in the prior fiscal year quarter, primarily due to higher planned investment in information technology, higher depreciation expense of $1.1 million related to the purchase of the Company’s headquarters building in the second half of the prior fiscal year, higher severance expense related to cost savings initiatives of $1.2 million and $0.6 million of incremental pension expense in connection with the settlement of a portion of the domestic pension plan.

Unallocated overhead expense for the nine months ended February 28, 2015 increased by $23.1 million to $66.0 million, from $42.9 million in the prior fiscal year period, primarily due to higher planned investment in information technology, higher depreciation expense of $3.4 million related to the purchase of the Company’s headquarters building in the second half of the prior fiscal year and $4.3 million of incremental pension expense in connection with the settlement of a portion of the domestic pension plan, as well as an impairment charge of $2.9 million associated with the closure of the retail store located at the Company headquarters in New York City, partially offset by $3.6 million of lower severance expense in the current fiscal year.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $14.6 million at February 28, 2015, $20.9 million at May 31, 2014 and $22.0 million at February 28, 2014. Cash and cash equivalents held by the Company’s U.S. operations totaled $1.5 million at February 28, 2015, $2.1 million at May 31, 2014 and $4.6 million at February 28, 2014.

Cash provided by operating activities was $108.9 million for the nine months ended February 28, 2015, compared to cash provided by operating activities of $85.3 million for the prior fiscal year period, representing an increase in cash provided by operating activities of $23.6 million. Collection of receivables improved in the nine months ended February 28, 2015 compared to the prior fiscal year period, resulting in $34.2 million of the cash provided by operating activities. The improvement in collection of receivables was due to the higher revenues from book clubs operations, where cash collections are generally contemporaneous with the sale of product, and improved internal credit and collection practices. In addition, accounts payable resulted in $40.3 million of cash from operating activities as payments in respect to an increase in inventory purchases have just commenced. This was offset by the Children’s Book Publishing and Distribution segment increased inventory purchases over the prior fiscal year period to meet demand, driving $18.7 million in increased cash usage, and income tax payments, net of refunds, exceeding the prior fiscal year period by $30.6 million.

Cash used in investing activities was $60.0 million for the nine months ended February 28, 2015, compared to $320.3 million in the prior fiscal year period, representing a decrease in cash used in investing activities of $260.3 million. The decrease was driven by the purchase of the Company's headquarters building in New York City in the prior fiscal year.

Cash used in financing activities was $53.9 million for the nine months ended February 28, 2015, compared to cash provided by financing activities of $170.1 million for the prior fiscal year period, representing an increase in cash used in financing activities of $224.0 million. Net repayment activity in the nine months ended February 28, 2015 was $51.1 million, compared to net debt borrowing activity of $177.9 million in the prior fiscal year period, due to the building purchase.

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

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, dividends, currently authorized common share repurchases, debt service, planned capital expenditures and other investments. As of February 28, 2015, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $14.6 million, cash from operations, and funding available under the Revolving Loan totaling approximately $360.0 million. Additionally, the Company has short-term credit facilities of $49.3 million, less current borrowings and commitments of $24.0 million, resulting in $25.3 million of current availability at February 28, 2015. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

Financing

Loan Agreement

Outstanding borrowings under the Loan Agreement were $65.0 million as of February 28, 2015. For a more complete description of the Company’s Loan Agreement, see Note 3 of Notes to Condensed Consolidated Financial Statements-Unaudited in Item 1, “Financial Statements.”

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of February 28, 2015. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of February 28, 2015:

($ amounts in millions)	Fiscal Year Maturity
	2015(1)	2016	2017	2018	2019	Thereafter	Total	Fair Value @ 2/28/2015
Debt Obligations
Lines of Credit and current portion of long-term debt	$19.1	$—	$—	$—	$—	$—	$19.1	$19.1
Average interest rate	2.7%	—	—	—	—	—
Long-term debt	$—	$—	$—	$65.0	$—	$—	$65.0	$65.0
Average interest rate	—	—	—	various(2)	—	—

(1)	Fiscal 2015 includes the remaining three months of the current fiscal year ending May 31, 2015.

(2)
The average rate is variable and is anticipated to be that under the Company's Loan Agreement as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements - Unaudited in Item 1, "Financial Statements."

SCHOLASTIC CORPORATION Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of February 28, 2015, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

SCHOLASTIC CORPORATION
(Registrant)

Date: March 27, 2015	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board, President and Chief Executive Officer

Date: March 27, 2015	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED FEBRUARY 28, 2015
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