Form 10-K
period 2015-05-31
SCHOLASTIC CORP
filed 2015-07-29
CIK 866729

United States
Securities and Exchange Commission

Washington, D.C. 20549
Form 10-K
Annual Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2015   |   Commission File No. 000-19860
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of November 30, 2014, was approximately $980,329,256. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant’s voting stock as of June 30, 2015 was as follows: 31,492,730 shares of Common Stock and 1,656,200 shares of Class A Stock.

Documents Incorporated By Reference
Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2015.

Part I
Item 1 | Business

Overview

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is the world’s largest publisher and distributor of children’s books, a leading provider of print and digital instructional materials for pre-K to grade 12, and a producer of educational and entertaining children’s media. The Company creates quality books and ebooks, educational materials and programs, classroom magazines and other products that, in combination, offer schools customized and comprehensive solutions to support children’s learning both at school and at home. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading and learning. The Company is the leading operator of school-based book clubs and book fairs in the United States. It distributes its products and services through these proprietary channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. Scholastic has operations in the United States, Canada, the United Kingdom, Australia, New Zealand, Ireland, India, China, Singapore and other parts of Asia and, through its export business, sells products in more than 150 countries. On May 29, 2015, the Company sold its educational technology and services business. The Company also completed a restructuring of the businesses comprising its former Media, Licensing and Advertising segment in the fourth quarter of fiscal 2015.

The Company currently employs approximately 6,600 people in the United States and approximately 2,300 people outside the United States.

Segments – Continuing Operations

As a result of the sale of its educational technology and services business (formerly the Educational Technology and Services segment) and the restructuring of the businesses formerly included in the Media, Licensing and Advertising segment, the Company now categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution; Education (formerly titled Classroom and Supplemental Materials Publishing); and International. This classification reflects the nature of products, services and distribution consistent with the method by which the Company’s chief operating decision-maker assesses operating performance and allocates resources.

The following table sets forth revenues by reportable segment for the three fiscal years ended May 31:

		(Amounts in millions)
	2015	2014	2013
Children’s Book Publishing and Distribution	$958.7	$893.0	$865.2
Education	275.9	255.1	244.5
International	401.2	413.4	440.1
Total	$1,635.8	$1,561.5	$1,549.8

Additional financial information relating to the Company’s reportable segments is included in Note 3 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

(58.6% of fiscal 2015 revenues)

General
The Company’s Children’s Book Publishing and Distribution segment includes the publication and distribution of children’s books, ebooks, media and interactive products in the United States through its book clubs and book fairs in its school channels and through the trade channel.
The Company is the world’s largest publisher and distributor of children’s books and is the leading operator of school-based book clubs and school-based book fairs in the United States. The Company is also a leading publisher of children’s print books, ebooks and audiobooks distributed through the trade channel. Scholastic offers a broad range of children’s books, many of which have received awards for excellence in children’s literature, including the Caldecott and Newbery Medals.

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

School-Based Book Clubs

Scholastic founded its first school-based book club in 1948. In fiscal 2014, the Company launched its new school-based book clubs consisting of reading clubs for grades pre-kindergarten ("pre-K") through grade 8. In addition to its regular reading club offerings, the Company creates special theme-based and seasonal offers targeted to different grade levels during the year.

The Company mails promotional materials containing order forms to teachers in the vast majority of the pre-K to grade 8 schools in the United States. Teachers who wish to participate in a school-based book club distribute the promotional materials to their students, who may choose from curated selections at substantial reductions from list prices. The teacher aggregates the students’ orders and forwards them to the Company. Approximately 66% of all elementary school teachers in the United States who received promotional materials in fiscal 2015 participated in the Company’s school-based book clubs. In fiscal 2015, approximately 93% of total book club revenues were placed via the internet through COOL (Clubs Ordering On-Line), the Company’s online ordering platform, which allows parents, as well as teachers, to order online. The orders are shipped to the classroom for distribution to the students. Teachers who participate in the book clubs receive bonus points and other promotional incentives, which may be redeemed from the Company for additional books and other resource materials and items for their classrooms or the school.

School-Based Book Fairs

The Company began offering school-based book fairs in 1981 under the name Scholastic Book Fairs. The Company is the leading distributor of school-based book fairs in the United States serving schools in all 50 states. Book fairs give children access to hundreds of popular, quality books and educational materials, increase student reading and help book fair organizers raise funds for the purchase of school library and classroom books, supplies and equipment. Book fairs are generally weeklong events where children and families peruse and purchase their favorite books together. The Company delivers its book fairs from its warehouses to schools principally by a fleet of Company-owned vehicles. Sales and customer service representatives, working from the Company’s regional offices and distribution facilities and national distribution facility in Missouri, along with local area field representatives, provide support to book fair organizers. Book fairs are conducted by school personnel, volunteers and parent-teacher organizations, from which the schools may receive either books, supplies and equipment or a portion of the proceeds from every book fair they host. The Company is currently focused on increasing the number of second and third fairs conducted by its school customers during the school year and increasing attendance at each book fair event. Approximately 91% of the schools that conducted a Scholastic Book Fair in fiscal 2014 hosted a fair in fiscal 2015.

Trade

Scholastic is a leading publisher of children’s books sold through bookstores, internet retailers and mass merchandisers in the United States. Scholastic’s original publications include Harry Potter®, The Hunger Games, The 39 Clues®, Spirit Animals®, The Magic School Bus®, I Spy™, Captain Underpants®, Goosebumps® and Clifford The Big Red Dog®, and licensed properties such as Star Wars®, Lego®, Minecraft® and Geronimo Stilton®. In addition, the Company’s Klutz® imprint is a publisher and creator of “books plus” products for children, including titles such as Make Clay Charms, Nail Style Studio and Lego Chain Reactions.

The Company’s trade organization focuses on publishing, marketing and selling print books to bookstores, internet retailers, mass merchandisers, specialty sales outlets and other book retailers, and also supplies the Company’s proprietary school channels. The Company maintains a talented and experienced creative staff that constantly seeks to attract, develop and retain the best children’s authors and illustrators. The Company believes that its trade publishing staff, combined with the Company’s reputation and proprietary school distribution channels, provides a significant competitive advantage, evidenced by numerous bestsellers over the past two decades. Bestsellers in the trade division during fiscal 2015 included the Harry Potter series, the Minecraft handbooks, the Hunger Games trilogy, and multiple series, including I Survived, Spirit Animals, Wings of Fire,

Amulet, Whatever After and Captain Underpants, as well as other titles such as Raina Telgemeier's titles Sisters, Drama and Smile.

Also included in the Company's trade organization, as a result of the restructuring of the former Media, Licensing and Advertising segment, are Weston Woods Studios, Inc. ("Weston Woods") and Scholastic Audio, as well as Scholastic Entertainment Inc. ("SEI"). Weston Woods creates audiovisual adaptations of classic children’s picture books distributed through the school and retail markets. Scholastic Audio provides audiobook productions of popular children's titles. SEI is responsible for exploiting the Company's film and television assets, which include a large television programming library based on the Company's properties.

EDUCATION

(16.9% of fiscal 2015 revenues)

Education includes the publication and distribution to schools and libraries of children’s books, classroom magazines, supplemental classroom materials, custom curriculum and teaching guides and print and on-line reference and non-fiction products for grades pre-K to 12 in the United States.

The Company is a leading provider of classroom libraries and paperback collections, including classroom books and guided reading products, to schools and school districts for classroom libraries and other uses, as well as to literacy organizations and other groups engaged in literacy initiatives. Scholastic helps schools compile classroom collections of high quality, award-winning books for every grade level, reading level and multicultural background, including the Phyllis C. Hunter series. This group often customizes classroom library solutions for its customers, tailoring its offerings in some instances. The group also publishes and sells professional books and supplemental materials designed for and generally purchased by teachers, both directly from the Company and through teacher stores and booksellers, including the Company’s on-line Teacher store, which provides professional books and other educational materials to schools and teachers.

Scholastic is a leading publisher of classroom magazines. Teachers in grades pre-K to 12 use the Company’s 31 classroom magazines, including Scholastic News®, Scope®, Storyworks®, and Junior Scholastic®, to supplement formal learning programs by bringing subjects of current interest into the classroom, including literature, math, science, current events, social studies and foreign languages. These offerings provide schools with substantial non-fiction material, which is required to meet new education standards, including the Common Core State Standards. Each magazine has its own website with online digital resources that supplement the print materials. Scholastic’s classroom magazine circulation in the United States in fiscal 2015 was approximately 14.1 million, with approximately 75% of the circulation in grades pre-K to six. The majority of magazines purchased are paid for with school or district funds, with parents and teachers paying for the balance. Circulation revenue accounted for substantially all of the classroom magazine revenues in fiscal 2015.

Scholastic is also a leading publisher of quality children’s reference and non-fiction products and subscriptions to databases sold primarily to schools and libraries in the United States. The Company’s products include non-fiction and fiction books published in the United States under the imprints Children’s Press® and Franklin Watts®.

Also included in this segment, as a result of the restructuring of the former Media, Licensing and Advertising segment, is the Company’s consumer magazines business, including Instructor® magazine and certain digital advertising properties.

INTERNATIONAL

(24.5% of fiscal 2015 revenues)

General

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

Scholastic has operations in Canada, the United Kingdom, Australia, New Zealand, Ireland, India, China, Singapore and other parts of Asia. The Company’s international operations have original trade and educational publishing programs; distribute children’s books, software and other materials through school-based book clubs, school-based book fairs and trade channels; engage in direct sales in shopping malls and door to door in Asia; produce and distribute magazines; and offer on-line services. Many of the Company’s international operations also have their own export and foreign rights licensing programs and are book publishing licensees for major media properties. Original books published by most of these operations have received awards for excellence in children’s literature. In Asia, the Company also publishes and distributes reference products and provides services under the Grolier name, engages in direct sales in shopping malls and door to door and operates tutorial centers that provide English language training to students.

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

United Kingdom

Scholastic UK, founded in 1964, is the largest school-based book club and book fair operator in the United Kingdom and is a publisher and one of the leading suppliers of original or licensed children’s books to the United Kingdom trade market. Scholastic UK also publishes supplemental educational materials, including professional books for teachers. Scholastic also holds equity method investments in publishers and distributors in the United Kingdom.

Australia

Scholastic Australia, founded in 1968, is the largest school-based book club and book fair operator in Australia, reaching approximately 90% of the country’s primary schools. Scholastic Australia also publishes quality children’s books supplying the Australian trade market.

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

Asia

The Company’s Asian operations include initiatives for educational programs based out of Singapore, as well as the wholly-owned Grolier direct sales business, which sells English language and early childhood learning materials through a network of independent sales representatives in India, Indonesia, Malaysia, the Philippines, Singapore and Thailand, and engages in direct sales in shopping malls and door to door. In addition, the Company operates school-based book clubs and book fairs throughout Asia; publishes original titles in English and Hindi languages in India, including specialized curriculum books for local schools; conducts reading improvement programs inside local schools in the Philippines; and operates a chain of English language tutorial centers in China in cooperation with local partners.

Foreign Rights and Export

The Company licenses the rights to selected Scholastic titles in 45 languages to other publishing companies around the world. The Company’s export business sells educational materials, software and children’s books to schools, libraries, bookstores and other book distributors in over 150 countries that are not otherwise directly serviced by Scholastic subsidiaries. The Company also partners with governments and non-governmental agencies to create and distribute books to public schools in developing countries.

Discontinued Operations

During the fourth quarter of fiscal 2015, the Company sold its educational technology and services business (formerly the Company's Educational Technology and Services segment) to Houghton Mifflin Harcourt. The transaction was completed on May 29, 2015. The educational technology and services business was engaged, among other things, in the development and sale of reading and math improvement programs, as well as providing consulting and professional development services, principally to schools in the United States. The sale included the equity in two former subsidiaries, International Center for Leadership in Education and Tom Snyder Productions, as well as rights to sell all of the products of the business internationally.

Additionally, during fiscal 2015, the Company completed a restructuring of the Media, Licensing and Advertising segment and discontinued its Soup2Nuts animation and audio production studio operations, Scholastic Interactive, which designed software, apps and games for grades pre-K to 8, and the print edition of Parent and Child, a periodic consumer magazine.
PRODUCTION AND DISTRIBUTION

The Company’s books, magazines and other materials are manufactured by the Company with the assistance of third parties under contracts entered into through arms-length negotiations or competitive bidding. As appropriate, the Company enters into multi-year agreements that guarantee specified volume in exchange for favorable pricing terms. Paper is purchased directly from paper mills and other third-party sources. The Company does not anticipate any difficulty in continuing to satisfy its manufacturing and paper requirements.

In the United States, the Company mainly processes and fulfills orders for school-based book clubs and fairs, trade, reference and non-fiction products, educational products and export orders from its primary warehouse and distribution facility in Jefferson City, Missouri. In connection with its trade business, the Company sometimes will ship product directly from printers to customers. Magazine orders are processed at the Jefferson City facility and are shipped directly from printers.

School-based book fair orders are fulfilled through a network of warehouses across the country. The Company’s international school-based book clubs, school-based book fairs, trade and educational operations use distribution systems similar to those employed in the United States.

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

SEASONALITY

The Company’s Children’s Book Publishing and Distribution school-based book fair and book club channels and most of its Education businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Trade sales can vary through the year due to varying release dates of published titles. The Company generally experiences a loss from operations in the first and third quarters of each fiscal year.

COMPETITION

The markets for children’s books, educational products and entertainment materials are highly competitive. Competition is based on the quality and range of materials made available, price, promotion and customer service, as well as the nature of the distribution channels. Competitors include numerous other book, ebook, textbook, library, reference material and supplementary publishers, distributors and other resellers (including over the internet) of children’s books and other educational materials, national publishers of classroom and professional magazines with substantial circulation, and distributors of products and services on the internet. In the United States, competitors also include regional and local school-based book fair operators, other fundraising activities in schools, and bookstores. Competition may increase to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new materials that compete directly with the products distributed by the Company or develop or expand competitive sales channels. The Company believes that its position as both a publisher and distributor are unique to certain of the markets in which it competes, principally in the context of its children’s book business.

COPYRIGHT AND TRADEMARKS

As an international publisher and distributor of books, Scholastic aggressively utilizes the intellectual property protections of the United States and other countries in order to maintain its exclusive rights to identify and distribute many of its products. Accordingly, SCHOLASTIC is a trademark registered in the United States and in a number of countries where the Company conducts business or otherwise distributes its products. The Corporation’s principal operating subsidiary in the United States, Scholastic Inc., and the Corporation’s international subsidiaries, through Scholastic Inc., have registered and/or have pending applications to register in relevant territories trademarks for important services and programs. All of the Company’s publications, including books and magazines, are subject to copyright protection both in the United States and internationally. The Company also obtains domain name protection for its internet domains. The Company seeks to obtain the broadest possible intellectual property rights for its products, and because inadequate legal and technological protections for intellectual property and proprietary rights could adversely affect operating results, the Company vigorously defends those rights against infringement.

Executive Officers

The following individuals have been determined by the Board of Directors to be the executive officers of the Company. Each such individual serves in his or her position with Scholastic until such person’s successor has been elected or appointed and qualified or until such person’s earlier resignation or removal.

Name	Age	Employed by Registrant Since	Position(s) for Past Five Years
Richard Robinson	78	1962	Chairman of the Board (since 1982), President (since 1974) and Chief Executive Officer (since 1975).
Maureen O’Connell	53	2007	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (since 2007).
Judith A. Newman	57	1993
Executive Vice President and President, Book Clubs (since 2014), Book Clubs and eCommerce (2011-2014), Book Clubs (2005-2011) and Scholastic At Home (2005-2006); Senior Vice President and President, Book Clubs and Scholastic At Home (2004-2005); and Senior Vice President, Book Clubs (1997-2004).

Andrew S. Hedden	74	2008	Member of the Board of Directors (since 1991) and Executive Vice President, General Counsel and Secretary (since 2008).
Alan Boyko	61	1988	President, Scholastic Book Fairs, Inc. (since 2005).

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

The Company operates in highly competitive markets that are subject to rapid change, including, in particular, changes in customer preferences and changes and advances in relevant technologies. There are substantial uncertainties associated with the Company’s efforts to develop successful trade publishing, educational, and media products and services, including digital products and services, for its customers, as well as to adapt its print and other materials to new digital technologies, including the internet, ebook readers, tablets and other devices and school-based technologies. The Company makes significant investments in new products and services that may not be profitable, or whose profitability may be significantly lower than the Company anticipates or has experienced historically. In particular, in the context of the Company’s current focus on key digital opportunities, including ebooks for children and schools, the markets are continuing to develop and the Company may be unsuccessful in establishing itself as a significant factor in any market which does develop. Many aspects of an ebook market which could develop for children and schools, such as the nature of the relevant software and hardware, the size of the market, relevant methods of delivery and relevant content, as well as pricing models, are still evolving and will, most likely, be subject to change on a recurrent basis until a pattern develops and becomes more defined. There can be no assurance that the Company will be successful in implementing its ebook strategy, including the continuing development of its ereading applications for consumer and classroom markets, which could adversely affect the Company’s revenues and growth opportunities. In this connection, the Company previously determined to cease its support for its ereading applications offered to consumers through its school and ecommerce channels in favor of concentrating its efforts towards the introduction of a universal cross-platform streaming application, to be made available initially to the classroom market. There can be no assurance that the Company will ultimately be successful in its redirected strategy of introducing a streaming model directed to the classroom market or the subsequent development of a broader streaming model. In addition, the Company faces market risks associated with systems development and service delivery in its evolving school ordering and ecommerce businesses.

Our financial results would suffer if we fail to successfully differentiate our offerings and meet market needs in school-based book clubs and book fairs, two of our core businesses.

The Company’s school-based book clubs and book fairs are core businesses, which produce a substantial part of the Company’s revenues. The Company is subject to the risk that it will not successfully continue to develop and execute new promotional strategies for its school-based book clubs or book fairs in response to future customer trends, including any trends relating to a demand for ebooks on the part of customers, or technological changes or that it will not otherwise meet market needs in these businesses in a timely or cost-effective fashion and successfully maintain teacher or school sponsorship and ordering levels, which would have an adverse effect on the Company’s financial results. The Company differentiates itself from competitors by providing curated offerings in its school-based book clubs and book fairs designed to make reading attractive for children, in furtherance of its mission as a champion of literacy. Competition from mass market and on-line distributors could reduce this differentiation, posing a risk to the Company's results.

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

The Company’s business is affected significantly by changes in customer purchasing patterns or trends in, as well as the underlying strength of, the trade, educational and media markets for children. In particular, the Company’s educational publishing business may be adversely affected by budgetary restraints and other changes in educational funding as a result of new legislation or regulatory actions, both at the federal and state level, as well as changes in the procurement process, to which the Company may be unable to adapt successfully. In addition, there are many competing demands for educational funds, and there can be no guarantee that the Company will otherwise be successful in continuing to obtain sales of its educational materials and programs from any available funding.

The competitive pressures we face in our businesses could adversely affect our financial performance and growth prospects.

The Company is subject to significant competition, including from other trade and educational publishers and media, entertainment and internet companies, as well as retail and internet distributors, many of which are substantially larger than the Company and have much greater resources. To the extent the Company cannot meet these challenges from existing or new competitors, including in the educational publishing business, and develop new product offerings to meet customer preferences or needs, the Company’s revenues and profitability could be adversely affected.

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

The businesses of the Company focus on children’s reading, learning and education, and its key relationships are with educators, teachers, parents and children. In particular, the Company believes that, in selecting its products, teachers, educators and parents rely on the Company’s reputation for quality books and educational materials and programs appropriate for children. Negative publicity, either through traditional media or through social media, could tarnish this relationship.

Also, in certain of its businesses the Company holds or has access to personal data, including that of customers. Adverse publicity stemming from a data breach, whether or not valid, could reduce demand for the Company’s products or adversely affect its relationship with teachers or educators, impacting participation in book clubs or book fairs or decisions to purchase educational materials or programs produced by the Company's Education segment. Further, a failure to adequately protect personal data, including that of customers or children, or other data security failure, such as cyber attacks from third parties, could lead to penalties, significant remediation costs and reputational damage, including loss of future business.

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

The Company’s future growth depends upon a number of factors, including the ability of the Company to successfully implement its strategies for its respective business units in a timely manner, the introduction and acceptance of new products and services, including the success of its digital strategy and its ability to implement and successfully market new programs in its educational publishing business, as well as through the Company's developing educational publishing operation in Singapore, its ability to expand in the global markets that it serves, its ability to meet demand for content meeting current standards in the United States, including the Common Core State Standards, and its continuing success in implementing on-going cost containment and reduction programs. Difficulties, delays or failures experienced in connection with any of these factors could materially affect the future growth of the Company.

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

The recent sale of our educational technology and services (“Ed Tech”) business may cause certain risks, including:
Failure to deliver services to Houghton Mifflin Harcourt (“HMH”) consistent with the terms of a transition services agreement could negatively impact us.
In connection with the sale of the Ed Tech business to HMH, the Company entered into a transition services agreement whereby the Company will provide administrative, distribution and other services to HMH for a minimum of 6 months and up to a maximum of 24 months. Failure to deliver these services as agreed upon could expose the Company to increased costs, or penalties on amounts currently held in escrow of up to $29.5 million. Furthermore, the costs of delivering these services could exceed the remuneration for these services to be received from HMH pursuant to the agreement.
We will be more highly dependent upon our remaining businesses.
The Company will be substantially less diversified than before the sale of the Ed Tech business, and accordingly could experience higher volatility of revenues and earnings than in prior periods.
Our inability to reduce shared costs across our remaining businesses could negatively impact us.
Certain administrative, distribution and other costs are centralized across the Company’s domestic operations, and these costs are allocated to each of the Company’s domestic businesses. Failure to reduce these costs to the levels previously absorbed by the Ed Tech business could cause the Company’s earnings to decline.
Failure to meet the demands of regulators, and the associated high cost of compliance with regulations, as well as failure to enforce compliance with our Code of Ethics and other policies, could negatively impact us.

The Company operates in multiple countries and is subject to different regulations throughout the world. In the United States, the Company is regulated by the Internal Revenue Service, the Securities and Exchange Commission, the Environmental Protection Agency, the Federal Trade Commission and other regulating bodies. Failure to comply with these regulators, including providing these regulators with accurate financial and statistical information that often is subject to estimates and assumptions, or the high cost of complying with relevant regulations, could negatively impact the Company.

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

Item 1B | Unresolved Staff Comments

None

Item 2 | Properties
The Company maintains its principal offices in the metropolitan New York area, where it owns or leases approximately 0.5 million square feet of space. On February 28, 2014, the Company acquired its headquarters space (including land, building, fixtures and related personal property and leases) at 555 Broadway, New York, NY from its landlord under a purchase and sale agreement. As a result of such purchase, the Company now owns the entirety of its principal headquarters space located at 557 and 555 Broadway in New York City.
The Company also owns or leases approximately 1.5 million square feet of office and warehouse space for its primary warehouse and distribution facility located in the Jefferson City, Missouri area. In addition, the Company owns or leases approximately 2.9 million square feet of office and warehouse space in approximately 80 facilities in the United States, principally for Scholastic book fairs.

Additionally, the Company owns or leases approximately 1.4 million square feet of office and warehouse space in approximately 120 facilities in Canada, the United Kingdom, Australia, New Zealand, Asia and elsewhere around the world for its international businesses.
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

Item 4 | Mine Safety Disclosures

Not Applicable.

Part II

Item 5 | Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information: Scholastic Corporation’s Common Stock, par value $0.01 per share (the "Common Stock"), is traded on the NASDAQ Global Select Market under the symbol SCHL. Scholastic Corporation’s Class A Stock, par value $0.01 per share (the “Class A Stock”), is convertible, at any time, into Common Stock on a share-for-share basis. There is no public trading market for the Class A Stock. Set forth below are the quarterly high and low sales prices for the Common Stock as reported by NASDAQ for the periods indicated:

	For fiscal years ended May 31,
	2015		2014
	High	Low	High	Low
First Quarter	$36.87	$31.12	$33.14	$28.20
Second Quarter	36.23	30.49	31.84	27.40
Third Quarter	37.57	33.21	35.29	27.69
Fourth Quarter	45.49	35.40	36.74	30.58

Holders: The number of holders of Class A Stock and Common Stock as of July 14, 2015 were 3 and approximately 10,000, respectively.

Dividends: During the first quarter of fiscal 2014, the Company declared a regular quarterly dividend in the amount of $0.125 per Class A and Common share, which dividend was then increased to $0.15 per Class A and Common share in the second, third and fourth quarters of fiscal 2014. Accordingly, the total dividends declared during fiscal 2014 were $0.575 per share. During fiscal 2015, the Company declared four regular quarterly dividends in the amount of $0.15 per Class A and Common share, amounting to total dividends declared during fiscal 2015 of $0.60 per share. On July 22, 2015, the Board of Directors declared a cash dividend of $0.15 per Class A and Common share in respect of the first quarter of fiscal 2016. This dividend is payable on September 15, 2015 to shareholders of record on August 31, 2015. All dividends have been in compliance with the Company’s debt covenants.

Share purchases: During fiscal 2015, the Company repurchased 110,336 Common shares on the open market at an average price paid per share of $31.64 for a total of approximately $3.5 million, pursuant to a share buy-back program authorized by the Board of Directors. During fiscal 2014, pursuant to the same share buy-back program, the Company repurchased 215,484 Common shares on the open market at an average price paid per share of $28.67, for a total cost of approximately $6.2 million. As of May 31, 2015, approximately $9.9 million remained available for future purchases of Common shares under such repurchase authorization of the Board of Directors. On July 22, 2015, the Board of Directors authorized an additional $50.0 million for the share buy-back program, to be funded with available cash, pursuant to which the Company may purchase Common shares from time to time, as conditions allow, on the open market or in negotiated private transactions. Accordingly, as of the date of this Report, approximately $59.9 million is available for future purchases of Common shares under the current authorization of the Board of Directors.

Stock Price Performance Graph

The graph below matches the Corporation’s cumulative 5-year total shareholder return on Common Stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies that includes Pearson PLC, John Wiley & Sons Inc. and Houghton Mifflin Harcourt. The graph tracks the performance of a $100 investment in the Corporation’s Common Stock, in the peer group and in the index (with the reinvestment of all dividends) from June 1, 2010 to May 31, 2015. Houghton Mifflin Harcourt was added to the peer group on November 14, 2013, which was the first day they traded on the NASDAQ stock exchange.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Scholastic Corporation, the NASDAQ Composite Index
and a Peer Group
*$100 invested on 5/31/10 in stock or index, including reinvestment of dividends.

	Fiscal year ending May 31,
	2010	2011	2012	2013	2014	2015
Scholastic Corporation	$100.00	$105.48	$106.08	$120.99	$125.83	$184.24
NASDAQ Composite Index	100.00	125.62	125.27	153.12	187.97	225.87
Peer Group	100.00	140.83	134.98	143.45	165.68	187.18

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 | Selected Financial Data

(Amounts in millions, except per share data) For fiscal years ended May 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Total revenues	$1,635.8	$1,561.5	$1,549.8	$1,858.0	$1,617.6
Cost of goods sold (1)	758.5	725.0	715.4	859.0	760.2
Selling, general and administrative expenses (exclusive of depreciation and amortization) (2)	771.1	727.3	734.8	787.2	747.8
Depreciation and amortization (3)	47.9	60.3	65.4	67.6	59.1
Severance (4)	9.6	10.5	13.1	13.8	6.3
Asset impairments and loss on leases (5)	15.8	28.0	—	7.0	3.4
Operating income	32.9	10.4	21.1	123.4	40.8
Interest expense, net	3.5	6.9	14.5	15.5	15.6
Gain (loss) on investments and other (6)	0.5	(5.8)	0.0	(0.1)	(4.0)
Earnings (loss) from continuing operations before income taxes	29.9	(2.3)	6.6	107.8	21.2
Provision (benefit) for income taxes (7)	14.4	(15.6)	1.7	39.5	14.5
Earnings (loss) from continuing operations	15.5	13.3	4.9	68.3	6.7
Earnings (loss) from discontinued operations, net of tax	279.1	31.1	26.2	34.1	32.7
Net income (loss)	294.6	44.4	31.1	102.4	39.4
Share Information:
Earnings (loss) from continuing operations:
Basic	$0.47	$0.42	$0.15	$2.18	$0.20
Diluted	$0.46	$0.41	$0.15	$2.14	$0.20
Earnings (loss) from discontinued operations:
Basic	$8.53	$0.97	$0.82	$1.09	$0.98
Diluted	$8.34	$0.95	$0.80	$1.07	$0.96
Net income (loss):
Basic	$9.00	$1.39	$0.97	$3.27	$1.18
Diluted	$8.80	$1.36	$0.95	$3.21	$1.16
Weighted average shares outstanding - basic	32.7	32.0	31.8	31.2	33.1
Weighted average shares outstanding - diluted	33.4	32.5	32.4	31.7	33.6
Dividends declared per common share	$0.600	$0.575	$0.500	$0.450	$0.350
Balance Sheet Data:
Working Capital	$562.9	$233.2	$299.2	$420.5	$326.2
Cash and cash equivalents	506.8	20.9	87.4	194.9	105.3
Total assets	1,822.3	1,528.5	1,441.0	1,670.3	1,487.0
Long-term debt (excluding capital leases)	—	120.0	—	152.8	159.9
Total debt	6.0	135.8	2.0	159.3	203.4
Long-term capital lease obligations	0.4	0.0	57.5	56.4	55.0
Total capital lease obligations	0.7	0.0	57.7	57.4	55.5
Total stockholders’ equity	1,204.9	915.4	864.4	830.3	740.0

(1)
In fiscal 2015, the Company recognized a pretax charge of $1.5 related to a warehouse optimization project in Canada and a $0.4 pretax charge related to unabsorbed burden associated with the former educational technology and services business. In fiscal 2014, the Company recognized a pretax charge of $2.4 for royalties related to Storia® operating system-specific apps that are no longer supported due to the transition to a Storia streaming model and a $0.3 pretax charge related to unabsorbed burden associated with the former educational technology and services business. In fiscal 2013, 2012, and 2011, the Company recognized a pretax charge for costs related to unabsorbed burden associated with the former educational technology and services business of $0.9, $0.6 and $0.8, respectively.

(2)
In fiscal 2015, the Company recognized a pretax charge of $15.4 related to unabsorbed burden associated with the former educational technology and services business, a pretax pension settlement charge of $4.3, and a $0.4 pretax charge related to the relocation of the Company's Klutz division. In fiscal 2014, the Company recognized a pretax charge of $15.9 related to unabsorbed burden associated with the former educational technology and services business, a pretax pension settlement charge of $1.7 and a pretax charge of $1.0 related to Storia operating system-specific apps. In fiscal 2013, the Company recognized a pretax charge of $16.5 related to unabsorbed burden associated with the former educational technology and services business and a pretax charge of $4.0 related to asset impairments. In fiscal 2012, the Company recognized a pretax charge of $15.5 related to unabsorbed burden associated with the former educational technology and services business. In fiscal 2011, the Company recognized a pretax charge of $18.8 related to unabsorbed burden associated with the former educational technology and services business and a pretax charge of $3.0 associated with restructuring in the UK.

(3)	In fiscal 2012, the Company recognized a pretax charge of $4.9 for the impairment of intangible assets relating to certain publishing properties.

(4)
In fiscal 2015, the Company recognized pretax severance expense of $8.9 as part of cost reduction and restructuring programs. In fiscal 2014, the Company recognized pretax severance expense of $9.9 as part of a cost savings initiative. In fiscal 2013, the Company recognized pretax severance expense of $9.4 as part of a cost savings initiative.  In fiscal 2012, the Company recognized pretax severance expense of $9.3 for a voluntary retirement program.

(5)
In fiscal 2015, the Company recognized a pretax impairment charge of $8.3 in connection with the restructuring of the Company's media and entertainment businesses, a $4.6 pretax impairment charge related to the discontinuation of certain outdated technology platforms, and a $2.9 pretax impairment charge associated with the closure of the retail store located at the Company headquarters in New York City. In fiscal 2014, the Company recognized a pretax impairment charge of $14.6 for assets related to Storia operating system-specific apps and a pretax impairment charge of $13.4 related to goodwill associated with the book clubs reporting unit in the Children's Book Publishing and Distribution segment. In fiscal 2012, the Company recognized a pretax impairment loss of $6.2 related to certain subleases in lower Manhattan. In fiscal 2011, the Company recognized a pretax impairment charge of $3.4 related to assets in the Education segment.

(6)
In fiscal 2015, the Company recognized a pretax gain of $0.6 on the sale of a UK-based cost method investment. In fiscal 2014, the Company recognized a pretax loss of $1.0 and $4.8 related to a U.S.-based equity method investment and a UK-based cost method investment, respectively. In fiscal 2011, the Company recognized a pretax loss of $3.6 related to a UK-based cost method investment.

(7)
In fiscal 2014, the Company recognized previously unrecognized tax positions resulting in a benefit of $13.8, inclusive of interest, as a result of a settlement with the Internal Revenue Service related to the audits for the fiscal years ended May 31, 2007, 2008 and 2009.

Item 7 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

As a result of the May 29, 2015 sale of the educational technology and services business (comprising the former Educational Technology and Services segment) and the restructuring of a number of the Company's media and entertainment businesses and other assets formerly included in the Media, Licensing and Advertising segment, the Company now categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution; Education (formerly titled Classroom and Supplemental Materials Publishing); and International. The previously disclosed reportable segments, Educational Technology and Services and Media, Licensing and Advertising, have now been eliminated. Prior period results have been reclassified to conform with the current year presentation. This classification reflects the nature of products, services and distribution consistent with the method by which the Company’s chief operating decision-maker assesses operating performance and allocates resources. The reclassification adjustments are summarized as follows:

Reclassifications to Children's Book Publishing and Distribution

($ amounts in millions)
	(1)	(2)	(1)	(1)	(2)	(1)
	Previously Disclosed	Reclassification Adjustment	As Reported	Previously Disclosed	Reclassification Adjustment	As Reported
Fiscal year ended May 31,	2014	2014	2014	2013	2013	2013
Revenues	$873.5	$19.5	$893.0	$846.9	$18.3	$865.2
Cost of goods sold	377.0	7.5	384.5	359.4	4.1	363.5
Other operating expenses *	445.7	11.0	456.7	463.0	10.8	473.8
Asset impairments	28.0	—	28.0	—	—	—
Operating income (loss)	$22.8	$1.0	$23.8	$24.5	$3.4	$27.9

* Other operating expenses include selling, general and administrative expenses, bad debt expenses, depreciation and amortization.
(1) The "Previously Disclosed" balances refer to the prior year's classification as reported in the Company's 2014 Annual Report on Form 10-K, and the "As Reported" balances refer to the reclassified balances as reported in the 2015 Annual Report on Form 10-K herein.
(2) The Children’s Book Publishing and Distribution segment now includes certain digital, licensing and other media and entertainment businesses that were previously included in Media, Licensing and Advertising.

Reclassifications to Education (formerly Classroom and Supplemental Materials Publishing)

($ amounts in millions)
	(1)	(2)	(1)	(1)	(2)	(1)
	Previously Disclosed	Reclassification Adjustment	As Reported	Previously Disclosed	Reclassification Adjustment	As Reported
Fiscal year ended May 31,	2014	2014	2014	2013	2013	2013
Revenues	$229.6	$25.5	$255.1	$218.0	$26.5	$244.5
Cost of goods sold	83.6	6.0	89.6	83.9	6.0	89.9
Other operating expenses *	108.5	18.5	127.0	104.5	18.9	123.4
Operating income (loss)	$37.5	$1.0	$38.5	$29.6	$1.6	$31.2

* Other operating expenses include selling, general and administrative expenses, bad debt expenses, depreciation and amortization.
(1) The "Previously Disclosed" balances refer to the prior year's classification as reported in the Company's 2014 Annual Report on Form 10-K, and the "As Reported" balances refer to the reclassified balances as reported in the 2015 Annual Report on Form 10-K herein.
(2) The Education segment now includes certain consumer magazine product lines that were previously included in the Media, Licensing and Advertising segment.

Reclassifications to International

($ amounts in millions)
	(1)	(2)	(1)	(1)	(2)	(1)
	Previously Disclosed	Reclassification Adjustment	As Reported	Previously Disclosed	Reclassification Adjustment	As Reported
Fiscal year ended May 31,	2014	2014	2014	2013	2013	2013
Revenues	$414.3	$(0.9)	$413.4	$441.1	$(1.0)	$440.1
Cost of goods sold	202.8	(0.1)	202.7	213.6	(0.2)	213.4
Other operating expenses *	180.7	(0.4)	180.3	187.7	(0.2)	187.5
Operating income (loss)	$30.8	$(0.4)	$30.4	$39.8	$(0.6)	$39.2

* Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.
(1) The "Previously Disclosed" balances refer to the prior year's classification as reported in the Company's 2014 Annual Report on Form 10-K, and the "As Reported" balances refer to the reclassified balances as reported in the 2015 Annual Report on Form 10-K herein.
(2) Certain educational technology products were previously sold through international channels. As a result of the sale of the educational technology and services business those sales are now considered discontinued.

The following discussion and analysis of the Company’s financial position and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes included in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Overview and Outlook

Revenues from continuing operations in fiscal 2015 were $1.64 billion, an increase of 4.8% from $1.56 billion in fiscal 2014, reflecting higher sponsor growth and order volume in school-based book clubs, continued growth in school book fairs, increased circulation in classroom magazines, and strong demand for the Company’s guided reading programs, partially offset by unfavorable foreign currency translation attributable to the strength of the United States ("U.S.") dollar overseas. Earnings from continuing operations per diluted share were $0.46 for the fiscal year ended May 31, 2015, compared to $0.41 in the prior fiscal year.

During fiscal 2015, the school-based book clubs experienced sustained turnaround with increased revenues reflecting higher engagement levels and higher order volume. Book fairs revenues continued to grow as the Company remains focused on fair mix towards schools that generate higher revenue per fair. Trade channels continue to benefit from the success of Minecraft and titles associated with Raina Telgemeier. In Education, customized curriculum solutions and professional development offerings were more allied in the creation of new product and in the use of enterprise-wide data analytics to improve marketing. Internationally, the Asian operations improved as the Company continued to build the education and consumer book businesses in Asia. In addition, the Company sold the educational technology and services business and restructured its media and entertainment businesses to more closely align the Company around its core business of supporting children's literacy at the classroom and school level and independent reading at home. Within overhead, costs increased due to higher deprecation expense on the NYC headquarters building acquired in 2014 and higher strategic technology spend on enterprise-wide management platforms, which were offset by technology savings in the business units.

In fiscal 2016, the Company continues to expect that more demanding educational standards for language arts and literacy will drive profitable growth in children's books, classroom book collections and classroom magazines. The Company also anticipates that its broad offering of engaging content and solutions will continue to build students' enthusiasm for reading, expanding our book club, book fair and trade channels, as well as building the education business where we offer customized solutions for pre-K through 8th grade literacy through print and digital curriculum content and professional learning programs. In the Children's Book Publishing and Distribution segment, the Company anticipates sustained growth arising from schools' renewed focus on reading. Book club channels are expected to realize moderate growth in the number of teacher-sponsors, as well as higher levels of spending by families participating in each club offering. Book fair channels are expected to continue to shift to higher performing fairs and increased student participation. In the trade channel, standout titles for the coming year include the new illustrated edition of Harry Potter and the Sorcerer’s Stone, The Marvels, additional titles in The Baby-Sitters Club Graphix series adapted by Raina Telgemeier and the twelfth book in the Captain Underpants series, as well as new titles in the acclaimed Goosebumps series in connection with the scheduled release of Sony Pictures’ Goosebumps movie in October 2015. In the Education segment, the Company expects to build upon its position as a result of the new standards' emphasis on higher level thinking skills, spurring wider use of both literature and non-fiction texts. With schools and districts seeking to improve student achievement in literacy and language arts, the Company expects continued growth from its customized curriculum solutions and professional development programs, as well as its family and community engagement consulting practice. In the International segment, the emerging middle class in developing countries should continue to drive demand for the Company’s English-language books and instructional materials, including Scholastic’s Singapore mathematics series PR1ME and its digital reading assessment program Scholastic LiteracyPro. While the U.S. dollar’s steep rise in value is expected to continue to create headwinds for sales and earnings in the international operations, the Company plans to take advantage of its international development capacity in Asia for the production of lower cost product for the global marketplace.

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

A reserve for estimated returns is established at the time of sale and recognized as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates, sales patterns, type of product and expectations. Actual returns could differ from the Company’s estimate. In order to develop the estimate of returns that will be received subsequent to May 31, 2015, management considers patterns of sales and returns in the months preceding May 31, 2015, as well as actual returns received subsequent to year end, available sell-through information and other return rate information that management believes is relevant. A one percentage point change in the estimated reserve for returns rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2015 of approximately $1.1 million. A reserve for estimated bad debts is established at the time of sale and is based on the aggregate aging of accounts receivable and specific reserves on a customer-by-customer basis, where applicable.

Education (formerly Classroom and Supplemental Materials Publishing) – Revenue from the sale of educational materials is recognized upon shipment of the products, or upon acceptance of product by the customer depending on individual customer terms.

Film Production and Licensing – Revenue from the sale of film rights, principally for the home video and domestic and foreign television markets, is recognized when the film has been delivered and is available for showing or exploitation. Licensing revenue is recognized in accordance with royalty agreements at the time the licensed materials are available to the licensee and collections are reasonably assured.

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

Accounts receivable:

Accounts receivable are recognized net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. Reserves for returns are based on historical return rates, sales patterns and an assessment of product on hand with the customer when estimable. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging, prior collection experience and creditworthiness of the Company’s customers to estimate the ultimate collectability of these receivables. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. A one percentage point change in the estimated bad debt reserve rates, which are applied to the accounts receivable aging, would have resulted in an increase or decrease in operating income for the year ended May 31, 2015 of approximately $2.3 million.

Inventories:

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates and sales patterns of its products, and specifically identified obsolete inventory. The impact of a one percentage point change in the obsolescence reserve rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2015 of approximately $3.3 million.

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

With regard to goodwill, the Company compares the estimated fair values of its identified reporting units to the carrying values of their net assets. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair values of its identified reporting units are less than their carrying values.  If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the two-step test. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the reporting unit, in addition to comparisons to similar companies. The Company reviews its definition of reporting units annually or more frequently if conditions indicate that the reporting units may change.  The Company evaluates its operating segments to determine if there are components one level below the operating segment level.  A component is present if discrete financial information is available and segment management regularly reviews the operating results of the business.  If an operating segment only contains a single component, that component is determined to be a reporting unit for goodwill impairment testing purposes.  If an operating segment contains multiple components, the Company evaluates the economic characteristics of these components.  Any components within an operating segment that share similar economic characteristics are aggregated and deemed to be a reporting unit for goodwill impairment testing purposes.  Components within the same operating segment that do not share similar economic characteristics are deemed to be individual reporting units for goodwill impairment testing purposes.  The Company has seven reporting units with goodwill subject to impairment testing.  The determination of the fair value of the Company’s reporting units involves a number of assumptions, including the estimates of future cash flows, discount rates and market-based multiples, among others, each of which is subject to change. Accordingly, it is possible that changes in assumptions and the performance of certain reporting units could lead to impairments in future periods, which may be material.

With regard to other intangibles with indefinite lives, the Company determines the fair value by asset, which is then compared to its carrying value. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of the identified asset is less than its carrying value.  If it is more likely than not that the fair value of the asset is less than its carrying amount, the Company performs a quantitative test. The estimated fair value is determined utilizing the expected present value of the projected future cash flows of the asset.

Intangible assets with definite lives consist principally of customer lists and certain other intellectual property assets and are amortized over their expected useful lives. Intangible assets with definite lives are amortized over their remaining useful lives, which range from five to ten years.

Unredeemed Incentive Credits:

The Company employs incentive programs to encourage teacher participation in its book clubs and book fairs operations. These programs allow the teachers to accumulate credits which can then be redeemed for Company products or other items offered by the Company. The Company recognizes a liability at the estimated cost of providing these credits at the time of the recognition of revenue for the underlying purchases of Company product that resulted in the granting of the credits. As the credits are redeemed, such liability is reduced.

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

Pension obligations – The Company’s pension calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and interest cost components of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost. A one percentage point change in the discount rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2015 of approximately $0.2 million. A one percentage point change in the expected long-term return on plan assets would have resulted in an increase or decrease in operating income for the year ended May 31, 2015 of approximately $1.8 million. Pension benefits in the cash balance plan for employees located in the United States are based on formulas in which the employees’ balances are credited monthly with interest based on the average rate for one-year United States Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment periods for the periods prior to June 1, 2009.

Other post-retirement benefits – The Company provides post-retirement benefits, consisting of healthcare and life insurance benefits, to eligible retired United States-based employees. The post-retirement medical plan benefits are funded on a pay-as-you-go basis, with the employee paying a portion of the premium and the Company paying the remainder of the medical cost. The existing benefit obligation is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the service and interest cost components of net periodic post-retirement benefit cost. A one percentage point change in the discount rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2015 of approximately $0.5 million and $0.6 million, respectively. The assumed health care cost trend rate is used in the measurement of the long-term expected increase in medical claims. A one percentage point change in the health care cost trend rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2015 of approximately $0.1 million. A one percentage point change in the health care cost trend rate would have resulted in an increase or decrease in the post-retirement benefit obligation as of May 31, 2015 of approximately $4.2 million and $3.6 million, respectively.

Stock-based compensation – The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recognizes the cost on a straight-line basis over an award’s requisite service period, which is generally the vesting period, except for the grants to retirement-eligible employees, based on the award’s fair value at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model requires management to make significant judgments and estimates. The use of different assumptions and estimates in the option pricing model could have a material impact on the estimated fair value of option grants and the related expense. The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term is determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield is based on actual dividends paid or to be paid by the Company. The volatility is estimated based on historical volatility corresponding to the expected life.

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

Results of Operations

(Amounts in millions, except per share data)
For fiscal years ended May 31,

	2015		2014		2013
	$	% (1)	$	% (1)	$	% (1)
Revenues:
Children’s Book Publishing and Distribution	$958.7	58.6	$893.0	57.2	$865.2	55.8
Education	275.9	16.9	255.1	16.3	244.5	15.8
International	401.2	24.5	413.4	26.5	440.1	28.4
Total revenues	1,635.8	100.0	1,561.5	100.0	1,549.8	100.0
Cost of goods sold (2)	758.5	46.4	725.0	46.4	715.4	46.2
Selling, general and administrative expenses (exclusive of depreciation and amortization) (3)	771.1	47.1	727.3	46.5	734.8	47.4
Depreciation and amortization	47.9	2.9	60.3	3.9	65.4	4.2
Severance (4)	9.6	0.6	10.5	0.7	13.1	0.8
Asset impairments and loss on leases (5)	15.8	1.0	28.0	1.8	—	—
Operating income	32.9	2.0	10.4	0.7	21.1	1.4
Interest income	0.3	0.0	0.6	0.1	1.2	0.1
Interest expense	(3.8)	(0.2)	(7.5)	(0.5)	(15.7)	(1.0)
Gain (loss) on investments and other (6)	0.5	0.0	(5.8)	(0.4)	0.0	0.0
Earnings (loss) from continuing operations before income taxes	29.9	1.8	(2.3)	(0.1)	6.6	0.5
Provision (benefit) for income taxes (7)	14.4	0.9	(15.6)	(1.0)	1.7	0.2
Earnings (loss) from continuing operations	15.5	0.9	13.3	0.9	4.9	0.3
Earnings (loss) from discontinued operations, net of tax	279.1	17.1	31.1	1.9	26.2	1.7
Net income (loss)	$294.6	18.0	$44.4	2.8	$31.1	2.0
Earnings (loss) per share:
Basic:
Earnings (loss) from continuing operations	$0.47		$0.42		$0.15
Earnings (loss) from discontinued operations	$8.53		$0.97		$0.82
Net income (loss)	$9.00		$1.39		$0.97
Diluted:
Earnings (loss) from continuing operations	$0.46		$0.41		$0.15
Earnings (loss) from discontinued operations	$8.34		$0.95		$0.80
Net income (loss)	$8.80		$1.36		$0.95

(1)	Represents percentage of total revenues.

(2)
In fiscal 2015, the Company recognized a pretax charge of $1.5 related to a warehouse optimization project in Canada and a $0.4 pretax charge related to unabsorbed burden associated with the former educational technology and services business. In fiscal 2014, the Company recognized a pretax charge of $2.4 for royalties related to Storia® operating system-specific apps that are no longer supported due to the transition to a Storia streaming model and $0.3 pretax charge related to unabsorbed burden associated with the former educational technology and services business. In fiscal 2013, the Company recognized a pretax charge of $0.9 related to unabsorbed burden associated with the former educational technology and services business.

(3)
In fiscal 2015, the Company recognized a pretax charge of $15.4 related to unabsorbed burden associated with the former educational technology and services business, a pretax pension settlement charge of $4.3, and a $0.4 pretax charge related to the relocation of the Company's Klutz division. In fiscal 2014, the Company recognized a pretax charge of $15.9 related to unabsorbed burden associated with the former educational technology and services business, a pretax pension settlement charge of $1.7 and a pretax charge of $1.0 related to Storia operating system-specific apps. In fiscal 2013, the Company recognized a pretax charge of $16.5 related to unabsorbed burden associated with the former educational technology and services business and a pretax charge of $4.0 related to asset impairments.

(4)
In fiscal 2015, the Company recognized pretax severance expense of $8.9 as part of cost reduction and restructuring programs. In fiscal 2014, the Company recognized pretax severance expense of $9.9 as part of a cost savings initiative. In fiscal 2013, the Company recognized pretax severance expense of $9.4 as part of a cost savings initiative.

(5)
In fiscal 2015, the Company recognized a pretax impairment charge of $8.3 in connection with the restructuring of the Company's media and entertainment businesses, a $4.6 pretax impairment charge related to the discontinuation of certain outdated technology platforms, and a $2.9 pretax impairment charge associated with the closure of the retail store located at the Company headquarters in New York City. In fiscal 2014, the Company recognized a pretax impairment charge of $14.6 for assets in the Children's Book Publishing and Distribution segment related to Storia operating system-specific apps and a pretax impairment charge of $13.4 related to goodwill associated with the book clubs reporting unit in the Children's Book Publishing and Distribution segment.

(6)
In fiscal 2015, the Company recognized a pretax gain of $0.6 on the sale of a UK-based cost method investment. In fiscal 2014, the Company recognized a pretax loss of $1.0 and $4.8 related to a U.S.-based equity method investment and a UK-based cost method investment, respectively.

(7)
In fiscal 2014, the Company recognized previously unrecognized tax positions resulting in a benefit of $13.8, inclusive of interest, as a result of a settlement with the Internal Revenue Service related to the audits for the fiscal years ended May 31, 2007, 2008 and 2009.

Results of Operations – Consolidated

Fiscal 2015 compared to fiscal 2014

Continuing Operations

Revenues from continuing operations for the fiscal year ended May 31, 2015 increased by $74.3 million, or 4.8%, to $1,635.8 million, compared to $1,561.5 million in the prior fiscal year. The book clubs and book fairs channels of the Children’s Book Publishing and Distribution segment experienced higher revenues of $44.6 million and $25.1 million, respectively, driven by changes in the marketing strategies for these channels. Education segment revenues were also higher by $20.8 million, driven by increased circulation in classroom magazines and strong demand for the Company's guided reading programs. Offsetting the increases were lower revenues from the trade channel of $4.0 million, primarily resulting from lower Hunger Games trilogy sales, and lower revenues in the International segment. Lower International segment revenues primarily resulted from the adverse impact of foreign exchange rates of $19.7 million in fiscal 2015 compared to fiscal 2014, offset by overall higher revenues from international sales of $7.5 million.

Cost of goods sold as a percentage of revenue for the fiscal year ended May 31, 2015 remained constant at 46.4%, compared to the prior fiscal year. Higher product, service and production costs as a percentage of revenue were offset by lower royalty costs as a percentage of revenue, which were both primarily driven by the marketing strategies for the book club operations.

Components of Cost of goods sold for fiscal years 2015, 2014 and 2013 are as follows:

	($ amounts in millions)
	2015	% of revenue	2014	% of revenue	2013	% of revenue
Product, service and production costs	$429.3	26.2%	$401.1	25.7%	$399.0	25.7%
Royalty costs	84.3	5.2	87.1	5.6	84.6	5.5
Prepublication and production amortization	30.0	1.8	33.7	2.1	27.6	1.8
Postage, freight, shipping, fulfillment and all other costs	214.9	13.2	203.1	13.0	204.2	13.2
Total cost of goods sold	$758.5	46.4%	$725.0	46.4%	$715.4	46.2%

Selling, general and administrative expenses for the fiscal year ended May 31, 2015 increased to $771.1 million, compared to $727.3 million in the prior fiscal year. The increase was primarily driven in equal parts by higher promotional expense in the book clubs operations and higher technology expense on strategic initiatives. In addition, the Company experienced higher salary-related expenses and bad debt expense of $6.1 million and $3.3 million, respectively and incremental pension expense of $2.6 million related to a settlement on a portion of the domestic pension plan. The overall technology spend increased by $2.9 million in the current fiscal year as the higher technology expense within Selling, general and administrative expenses was largely offset by lower depreciation expense within Depreciation and amortization as more of the technology spend in the current fiscal year related to the design phase of projects which resulted in lower capitalized technology costs.

Severance expense of $9.6 million in fiscal 2015 included $8.9 million related to cost reduction and restructuring programs. Severance expense of $10.5 million in fiscal 2014 included $9.9 million related to cost reduction initiatives as the Company continued to focus on efficiency initiatives.

In fiscal 2015, the Company recognized asset impairments of $15.8 million compared to $28.0 million in the prior fiscal year. In fiscal 2015, the Company recognized an impairment charge in respect to certain goodwill, production and programming assets of $8.3 million in connection with the restructuring of the Company's media and entertainment businesses, recognized an impairment charge of $4.6 million for the discontinuation of certain outdated technology platforms and recognized an impairment charge of $2.9 million associated with the closure of its retail store located at the Company headquarters in New York City. In fiscal 2014, the Company recognized an asset impairment of $14.6 million related to Storia operating system-specific apps that were no longer supported due to the transition to a Storia streaming model and a $13.4 million impairment of goodwill attributable to legacy acquisitions associated with the book club operations in the Children’s Book Publishing and Distribution segment.

For the fiscal year ended May 31, 2015, net interest expense decreased to $3.5 million compared to $6.9 million in the prior fiscal year, primarily due to the absence of capital leases associated with the purchase of 555 Broadway, partially offset by higher interest on borrowings under the Company's Loan Agreement (described under "Financing" below) related to such purchase.

In fiscal 2015, the Company recognized a gain of $0.6 million related to a UK-based cost method investment. In fiscal 2014, the Company recognized investment losses of $5.8 million relating to a $1.0 million loss for a U.S.-based equity method investment and a $4.8 million loss related to a UK-based cost method investment.

The Company’s effective tax rate for the fiscal year ended May 31, 2015 was 48.2%, compared to 678.3% in the prior fiscal year. The effective tax rate for fiscal 2014 was favorably impacted by a settlement with the Internal Revenue Service and the associated recognition of $13.8 million of previously unrecognized income tax positions, including interest.

Earnings from continuing operations for fiscal 2015 increased by $2.2 million to $15.5 million, compared to $13.3 million in fiscal 2014. The basic and diluted earnings from continuing operations per share of Class A Stock and Common Stock were $0.47 and $0.46, respectively, in fiscal 2015, compared to $0.42 and $0.41, respectively, in fiscal 2014.

Discontinued Operations

Earnings from discontinued operations, net of tax, for the fiscal year ended May 31, 2015 were $279.1 million, compared to earnings from discontinued operations, net of tax, of $31.1 million in the prior fiscal year. The increase was driven by the net gain of $275.6 million associated with the sale of the educational technology and services business. Fiscal 2015 discontinued operations also included the net earnings from the educational technology and services business of $5.2 million, partially offset by net losses of $1.4 million associated with consumer magazine, production, and game console activities that were discontinued in the current year and $0.3 million in losses from previously discontinued business units. In fiscal 2014, the educational technology and services business had net earnings of $31.4 million, partially offset by net losses of $0.4 million associated with consumer magazine, production, and game console activities that were discontinued in fiscal 2015 and $0.1 million in a net gain from previously discontinued business units. The basic and diluted earnings from discontinued operations per share of Class A Stock and Common Stock were $8.53 and $8.34, respectively, in fiscal 2015, compared to $0.97 and $0.95, respectively, in fiscal 2014.

The resulting net income for fiscal 2015 was $294.6 million, or $9.00 and $8.80 per basic and diluted share, respectively, compared to net income of $44.4 million, or $1.39 and $1.36 per basic and diluted share, respectively, in fiscal 2014.

Fiscal 2014 compared to fiscal 2013

Continuing Operations

Revenues from continuing operations for the fiscal year ended May 31, 2014 increased by $11.7 million, or 0.8%, to $1,561.5 million, compared to $1,549.8 million in fiscal 2013. The book clubs and book fairs channels of the Children’s Book Publishing and Distribution segment experienced higher revenues of $24.7 million and $14.1 million, respectively, driven by changes in the marketing strategies for these channels. Education segment revenues were also higher by $10.6 million, driven by higher classroom magazine circulation. Offsetting the increase were lower revenues from the Hunger Games trilogy of $27.3 million across the Children’s Book Publishing and Distribution and International segments. Lower International segment revenues also resulted from the adverse impact of foreign exchange rates of $24.1 million in fiscal 2014 compared to fiscal 2013, and the absence of low margin software sales in Australia totaling $8.0 million.

Cost of goods sold as a percentage of revenue for the fiscal year ended May 31, 2014 remained relatively constant at 46.4% compared to fiscal 2013, despite higher prepublication amortization costs of $6.1 million in fiscal 2014. Royalty costs in the Children’s Book Publishing and Distribution segment included $2.4 million related to Storia operating system-specific apps that are no longer supported due to the transition to a Storia streaming model.

Selling, general and administrative expenses for the fiscal year ended May 31, 2014 decreased modestly to $727.3 million, compared to $734.8 million in fiscal 2013. While the Company experienced lower salaries and benefits of $11.6 million, as well as lower promotional spending of $10.5 million, compared to fiscal 2013, as a result of prior cost savings initiatives, the Company recognized higher incentive compensation of $16.8 million and higher stock based compensation of $2.9 million in fiscal 2014. The Company recognized a charge of $1.0 million related to Storia operating system-specific apps.

In fiscal 2014, the Company recognized an asset impairment charge of $14.6 million related to Storia operating system-specific apps that are no longer supported. In fiscal 2014, the Company recognized a $13.4 million impairment of goodwill attributable to legacy acquisitions associated with the book club operations in the Children’s Book Publishing and Distribution segment.

For the fiscal year ended May 31, 2014, net interest expense decreased to $6.9 million, compared to $14.5 million in fiscal 2013, primarily resulting from the April 2013 repayment of the Company’s 5% Notes. In addition, in fiscal 2014, the Company increased its borrowings under the Company's Loan Agreement by $175.0 million related to the purchase of its 555 Broadway headquarters building, but simultaneously satisfied its obligation under its 555 Broadway capital lease of $58.3 million.

In the fourth quarter of fiscal 2014, the Company recognized a loss of $1.0 million related to a U.S.-based equity-method investment. In the third quarter of fiscal 2014, the Company recognized a loss of $4.8 million related to a UK-based cost-method investment.

The Company’s effective tax rate for the fiscal year ended May 31, 2014 was 678.3% compared to 25.8% in fiscal 2013. The effective tax rate for fiscal 2014 was favorably impacted by a settlement with the Internal Revenue Service and the associated recognition of $13.8 million of previously unrecognized income tax positions, including interest.

Earnings from continuing operations for fiscal 2014 increased by $8.4 million to $13.3 million, compared to $4.9 million in fiscal 2013. The basic and diluted earnings from continuing operations per share of Class A Stock and Common Stock were $0.42 and $0.41, respectively, in fiscal 2014, compared to $0.15 and $0.15, respectively, in fiscal 2013.

Discontinued Operations

Earnings from discontinued operations, net of tax, for the fiscal year ended May 31, 2014 were $31.1 million compared to earnings from discontinued operations, net of tax, of $26.2 million in fiscal 2013. As a result of the May 29, 2015 sale of the educational technology and services business and the restructuring of the Company's media and entertainment businesses, fiscal 2014 and 2013 results have been reclassified to conform with the current year presentation. In fiscal 2014, the educational technology and services business had net earnings of $31.4 million which, together with a $0.1 million net gain from previously discontinued business units, were partially offset by net losses of $0.4 million associated with such other activities discontinued in fiscal 2015. In fiscal 2013, the educational technology and services business had net earnings of $30.0 million, coupled with a net gain of $0.9 million associated with such other activities discontinued in fiscal 2015 and $4.7 million in a net loss from the previously discontinued business units. The basic and diluted earnings from discontinued operations per share of Class A Stock and Common Stock were $0.97 and $0.95, respectively, in fiscal 2014, compared to $0.82 and $0.80, respectively, in fiscal 2013.

The resulting net income for fiscal 2014 was $44.4 million, or $1.39 and $1.36 per basic and diluted share, respectively, compared to net income of $31.1 million, or $0.97 and $0.95 per basic and diluted share, respectively, in fiscal 2013.

Results of Operations – Segments

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

($ amounts in millions)				2015 compared to 2014		2014 compared to 2013
	2015	2014	2013	$ change	% change	$ change	% change
Revenues	$958.7	$893.0	$865.2	$65.7	7.4%	$27.8	3.2%
Cost of goods sold	409.1	384.5	363.5	24.6	6.4	21.0	5.8
Other operating expenses *	453.8	456.7	473.8	(2.9)	(0.6)	(17.1)	(3.6)
Asset impairments	10.2	28.0	—	(17.8)	(63.6)	28.0	N/A
Operating income (loss)	$85.6	$23.8	$27.9	$61.8	259.7%	$(4.1)	(14.7)%
Operating margin	8.9%	2.7%	3.2%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses, depreciation and amortization.

Fiscal 2015 compared to fiscal 2014

Revenues for the fiscal year ended May 31, 2015 increased by $65.7 million to $958.7 million, compared to $893.0 million in the prior fiscal year. Revenues from the book clubs channel increased $44.6 million due to the success of the Company's marketing initiatives implemented in fiscal 2014, higher revenue per book club event and a 5% increase in the number of teacher sponsors. The Company's book fair revenues increased $25.1 million due to a 4% increase in revenue per fair coupled with a 1% increase in fair count. Revenues in the trade channel decreased $4.0 million when compared to the prior fiscal year. The decrease was primarily driven by lower gross sales of Hunger Games trilogy titles of $19.7 million and was partially offset by the success of the Minecraft handbook series that resulted in higher gross sales of $16.1 million, strong sales of Raina Telgemeier's titles Sisters, Drama and Smile, and favorable returns experience on Harry Potter titles. Sales of Minecraft series handbook titles across all Children's Book Publishing and Distribution channels totaled $57.1 million for the current fiscal year, compared to $13.1 million in the prior fiscal year.

Cost of goods sold for the fiscal year ended May 31, 2015 was $409.1 million, or 43% of revenues, compared to $384.5 million, or 43% of revenues, in the prior fiscal year. Cost of goods sold as a percentage of revenue remained relatively flat for this segment, with modestly higher costs for books sold through the book clubs and trade channels offset by lower prepublication and amortization costs.

Other operating expenses were $453.8 million for the fiscal year ended May 31, 2015 compared to $456.7 million in the prior fiscal year, as increased promotional expense for the book clubs operation of $11.0 million and higher bad debt expense of $2.7 million were more than offset by lower technology costs.

Asset impairments were $10.2 million for the fiscal year ended May 31, 2015 compared to $28.0 million in the prior fiscal year. As part of the Company's restructuring of the media and entertainment businesses, the trade channel recognized an impairment charge of $8.3 million in respect to certain goodwill, production and programming assets. In addition, the book clubs channel incurred a $1.9 million impairment charge relating to the transition to a new ecommerce software platform for club ordering. In fiscal 2014, the Company incurred $14.6 million of asset impairments related to Storia operating system-specific apps that are no longer supported due to the transition to a Storia streaming model and a $13.4 million goodwill impairment.

Segment operating income for the fiscal year ended May 31, 2015 was $85.6 million compared to $23.8 million in the prior fiscal year. The increase was driven by the higher book club and book fair revenues, lower prepublication and amortization costs, and lower technology costs. Results in fiscal 2015 include $10.2 million in asset impairment charges relating to the restructuring of the media and entertainment businesses and the transition to a new ecommerce software platform for club ordering. Results in fiscal 2014 included charges of $18.0 million related to Storia asset impairments and other charges due to the transition to a Storia streaming model and a $13.4 million goodwill impairment.

Fiscal 2014 compared to fiscal 2013

Revenues for the fiscal year ended May 31, 2014 increased by $27.8 million to $893.0 million, compared to $865.2 million in fiscal 2013. The Company started to realize benefits from its marketing efforts to improve book clubs performance during the spring promotional period, which included sponsor targeted promotions, more kid friendly offerings and better integration of the on-line and off-line ordering experiences. As a result, revenues from book clubs increased by $24.7 million in fiscal 2014 compared to fiscal 2013, with the improvement occurring in the second half of fiscal 2014. The Company’s book fair revenues increased $14.1 million, primarily due to higher revenue per fair. The Company continues to direct greater book fair resources and support to schools that generate higher revenue per fair. As a result of this focus, revenue per fair in fiscal 2014 increased 4.0% compared to fiscal 2013. Revenues in the trade channel decreased by $11.0 million in fiscal 2014 compared to fiscal 2013. Fiscal 2013 benefited from higher sales of Hunger Games trilogy titles of $9.8 million and the impact of favorable Hunger Games returns experience of $8.8 million compared to fiscal 2014. Partially offsetting the trade channel declines were sales of Harry Potter titles featuring new cover artwork of $8.1 million and higher sales of other front list titles of $6.4 million, including Star Wars: Jedi Academy by Jeffrey Brown, Spirit Animals #1: Wild Born by Brandon Mull and Spirit Animals #2: Hunted by Maggie Stiefvater, The Finisher by David Baldacci, Tui Sutherland’s Wings of Fire #4: The Dark Secrets and Minecraft: Essential Handbook and Minecraft: Redstone Handbook.

Cost of goods sold for the fiscal year ended May 31, 2014 was $384.5 million, or 43% of revenues, compared to $363.5 million, or 42% of revenues, in fiscal 2013. Cost of goods sold as a percentage of revenue remained relatively flat for this segment, with modest improvements in the book fairs channel reflecting higher revenue per fair being offset by modest declines in the trade channel. Trade channel gross margins can vary from period to period based upon the mix and volume of products sold. Royalty expenses in fiscal 2014 included $2.4 million related to Storia operating system-specific apps that are no longer supported.

Other operating expenses were $456.7 million for the fiscal year ended May 31, 2014 compared to $473.8 million in fiscal 2013, as lower expenses of $19.7 million in the book club operations, driven by cost reduction efforts and lower digital initiative costs, were partially offset by higher salary and other costs in the book fair operations of $8.6 million. Selling, general and administrative expenses for fiscal 2014 included $1.0 million related to Storia operating system-specific apps.

Segment operating income for the fiscal year ended May 31, 2014 was $23.8 million compared to $27.9 million in fiscal 2013. Results in fiscal 2014 included charges of $18.0 million (inclusive of $14.6 million of asset impairments) related to Storia operating system-specific apps and a $13.4 million goodwill impairment. The increase in operating income, when the impairment charges are excluded, was a result of higher revenues and profitability in the book clubs channel, as the Company stabilized its sponsor base in this channel during fiscal 2014, as well as higher revenues and profitability in the book fairs channel. Additionally, the Company’s trade publishing efforts continued to produce popular new titles for the trade and other channels.

EDUCATION

($ amounts in millions)				2015 compared to 2014		2014 compared to 2013
	2015	2014	2013	$ change	% change	$ change	% change
Revenues	$275.9	$255.1	$244.5	$20.8	8.2%	$10.6	4.3%
Cost of goods sold	94.0	89.6	89.9	4.4	4.9	(0.3)	(0.3)
Other operating expenses *	133.5	127.0	123.4	6.5	5.1	3.6	2.9
Operating income (loss)	$48.4	$38.5	$31.2	$9.9	25.7%	$7.3	23.4%
Operating margin	17.5%	15.1%	12.8%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Fiscal 2015 compared to fiscal 2014

Revenues for the fiscal year ended May 31, 2015 increased by $20.8 million to $275.9 million, compared to $255.1 million in the prior fiscal year. As a result of the ongoing demand for independent reading materials for the classroom, revenues from classroom books and literacy initiatives, including guided reading programs such as the Guided Reading Nonfiction 2nd Edition, increased by $14.4 million compared to the prior fiscal year. Classroom magazine revenues increased $8.1 million primarily due to increased circulation driven by demand for the Company’s print and online offerings such as Scholastic News®, Scope® and Storyworks®. Revenues from sales of library publishing products were relatively flat. Revenues for supplemental teaching resource materials declined $3.5 million due to lower sales from retail channels.

Cost of goods sold for the fiscal year ended May 31, 2015 was $94.0 million, or 34% of revenue, compared to $89.6 million, or 35% of revenue, in the prior fiscal year. The lower cost of goods sold as a percentage of revenue is primarily due to higher volumes of classroom magazines, which carry relatively low variable costs, and improved postage, freight and handling costs.

Other operating expenses increased by $6.5 million for the fiscal year ended May 31, 2015, due to higher employee-related expenses and promotional costs.

Segment operating income for the fiscal year ended May 31, 2015 improved by $9.9 million. The classroom magazines business continues to experience higher circulation, driving $4.1 million of this improvement, as demand continues for nonfiction materials to supplement classroom learning. Classroom books and literacy initiatives contributed $5.3 million to the increase in operating income as the Company continues to reach outside the classroom to grow community-based literacy initiatives and summer reading programs.
Fiscal 2014 compared to fiscal 2013

Revenues for the fiscal year ended May 31, 2014 increased by $10.6 million to $255.1 million, compared to $244.5 million in fiscal 2013. This increase partially resulted from higher circulation revenues of classroom magazines of $6.6 million, increased sales of digital and customized print packages of $4.1 million, including increased revenues from Summer reading programs of approximately $2.5 million, and modest increases in sales of teaching resource products of $1.2 million. While sales of collections to classrooms were relatively flat to fiscal 2013, the Company enhanced its online store for teachers, providing teachers and schools greater access to the Company’s offerings, resulting in improved ecommerce activity from this source, and also streamlined the segment’s distribution process. The success of the classroom magazines business continued to reflect the increased classroom demand for current non-fiction content and the segment’s ability to deliver this content in both print and digital formats.

Cost of goods sold for the fiscal year ended May 31, 2014 was $89.6 million, or 35% of revenue, compared to $89.9 million, or 37% of revenue, in fiscal 2013, primarily due to higher volumes of classroom magazines, which carry relatively low variable costs, and improved postage, freight and handling costs.

Other operating expenses increased by $3.6 million for the fiscal year ended May 31, 2014, due predominantly to higher information technology costs for digital magazines, offset by cost savings in the teaching resource business.

Segment operating income for the fiscal year ended May 31, 2014 improved by $7.3 million to $38.5 million, compared to $31.2 million in fiscal 2013. The classroom magazines business continued to experience higher circulation, driving $4.6 million of this improvement, as customers sought supplemental current content to meet Common Core State Standards. Reduced costs in the teaching resource business also added to the improved results.

INTERNATIONAL

($ amounts in millions)				2015 compared to 2014		2014 compared to 2013
	2015	2014	2013	$ change	% change	$ change	% change
Revenues	$401.2	$413.4	$440.1	$(12.2)	(3.0)%	$(26.7)	(6.1)%
Cost of goods sold	201.7	202.7	213.4	(1.0)	(0.5)	(10.7)	(5.0)
Other operating expenses *	176.2	180.3	187.5	(4.1)	(2.3)	(7.2)	(3.8)
Asset impairments	2.7	—	—	2.7	N/A	—	N/A
Operating income (loss)	$20.6	$30.4	$39.2	$(9.8)	(32.2)%	$(8.8)	(22.4)%
Operating margin	5.1%	7.4%	8.9%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Fiscal 2015 compared to fiscal 2014

Revenues for the fiscal year ended May 31, 2015 decreased by $12.2 million to $401.2 million, compared to $413.4 million in the prior fiscal year. Total local currency revenues across the Company's foreign operations increased $7.5 million, but were offset by foreign currency exchange declines of $19.7 million as the U.S. dollar strengthened against most foreign currencies. Local currency revenues from the Asian operations increased $6.4 million due to improved revenues from trade and direct channel sales across the region. Local currency revenues from the major markets of Canada, the United Kingdom and Australia increased $0.2 million on the strength of trade and book fairs channel results and increased sales of media products in Australia, partially offset by lower revenues from the Company’s Canadian operations. The lower local currency revenues in Canada were due in part to decreased revenues from book club operations, including the impact of a teachers' strike in British Columbia. Revenues from the Company’s export and foreign rights operations in the U.S. increased $0.9 million, as the Company continues to serve markets globally via this channel.

Cost of goods sold for the fiscal year ended May 31, 2015 was $201.7 million, or 50% of sales, compared to $202.7 million, or 49% of sales, in the prior fiscal year. The modest increase in cost of goods sold as a percentage of sales was primarily due to $1.5 million of increased costs in Canada for a warehouse optimization project and the higher cost of U.S. dollar-denominated product.

Other operating expenses decreased by $4.1 million when compared to the prior fiscal year. The decrease was primarily due to foreign currency exchange rates coupled with lower promotional and salary related costs and a $3.7 million insurance settlement relating to a fire in a warehouse in India, partially offset by $1.5 million in severance costs as part of cost reduction and restructuring programs.

The discontinuation of certain outdated technology platforms resulted in $2.7 million in impairment charges in fiscal 2015.

Segment operating income for fiscal 2015 decreased by $9.8 million to $20.6 million, compared to $30.4 million in the prior fiscal year. The decrease was driven by $2.7 million in impairment charges related to the discontinuation of certain outdated technology platforms, $1.5 million of increased costs in Canada for the warehouse optimization project and $1.5 million in severance costs as part of cost reduction and restructuring programs, coupled with lower revenues from the Canadian operations and lower gross margin sales in the Australian channels, partially offset by the $3.7 million insurance settlement relating to the fire in a warehouse in India.

Fiscal 2014 compared to fiscal 2013

Revenues for the fiscal year ended May 31, 2014 decreased by $26.7 million to $413.4 million, compared to $440.1 million in fiscal 2013. This decrease was due to the adverse impact of foreign exchange rates of $24.1 million and a decrease of $8.0 million in an Australian low margin software business, as well as lower trade sales in the United Kingdom of $4.3 million primarily due to a decline in the sales of Hunger Games titles. Decreased export and foreign rights operations sales of $1.8 million also contributed to the segment’s decline in revenues. Partially offsetting these decreases were improved revenues from Asian markets of $10.0 million, as operations in India, Malaysia, the Philippines and Thailand all experienced improved revenues, mostly from the Company’s direct sales of English language reference products, and the Company’s growing educational business in the region, where it has established educational publishing operations locally in Singapore to serve the regional need for English language materials and educational programs. Also, the Company's operations in Canada and the United Kingdom had higher revenues from book fairs of $1.4 million and $1.0 million, respectively, as well as higher education-related revenues in the United Kingdom of $1.5 million, compared to fiscal 2013.

Cost of goods sold for the fiscal year ended May 31, 2014 was $202.7 million, or 49% of sales, compared to $213.4 million, or 48% of sales, in fiscal 2013. The absolute decreases in both periods were attributable to the effect of foreign exchange. No single factor was responsible for the increase of cost of goods sold as a percentage of revenues.

For the fiscal year ended May 31, 2014, other operating expenses declined by $7.2 million, as increased costs paid by the U.S. operations on behalf of foreign subsidiaries of $3.5 million and increased bad debt expense of $0.6 million were more than offset by currency exchange and the impact of cost savings initiatives.

Segment operating income for fiscal 2014 decreased by $8.8 million to $30.4 million, compared to $39.2 million in fiscal 2013. Lower trade channel sales in major markets for the fiscal year ended May 31, 2014 were primarily due to the high level of Hunger Games trilogy sales in fiscal 2013, and had a corresponding impact on earnings. The decrease in sales from the Australian software business did not significantly impact earnings, as these sales were low margin sales.

Overhead

Corporate overhead for fiscal 2015 increased by $39.4 million to $121.7 million, compared to $82.3 million in the prior fiscal year, primarily reflecting higher strategic technology spend on enterprise-wide management platforms and higher depreciation expense on the Company's corporate headquarters building acquired in fiscal 2014. The higher enterprise-wide technology spend reflected in overhead is partially offset by lower business unit-specific spend reflected in the segment results, primarily in the Children’s Book Publishing and Distribution segment. Included in overhead expenses are unallocated overhead costs that would have been charged to the educational technology and services business of $15.8 million and $16.2 million in fiscal 2015 and 2014, respectively, severance expenses as part of cost reduction and restructuring programs of $7.4 million and $9.3 million in fiscal 2015 and 2014, respectively, pension settlement charges of $4.3 million and $1.7 million in fiscal 2015 and 2014, respectively, and a $2.9 million impairment charge in fiscal 2015 associated with the closure of the retail store located at the Company headquarters in New York City.

Corporate overhead for fiscal 2014 increased by $5.1 million to $82.3 million, compared to $77.2 million in the fiscal 2013, primarily due to reinstated bonus and higher stock compensation.

Liquidity and Capital Resources

Fiscal 2015 compared to fiscal 2014

The Company’s cash and cash equivalents totaled $506.8 million at May 31, 2015 and $20.9 million at May 31, 2014. Cash and cash equivalents held by the Company’s U.S. operations totaled $491.2 million at May 31, 2015 and $2.1 million at May 31, 2014.

Cash provided by operating activities was $166.9 million for the fiscal year ended May 31, 2015, compared to cash provided by operating activities of $156.8 million for the prior fiscal year, representing an increase in cash provided by operating activities of $10.1 million. Changes in operating assets and liabilities resulted in a $47.0 million increase in cash provided by continuing operations, driven by improved collections of receivables and higher revenues from book clubs operations, where cash collections are generally contemporaneous with the sale of product. Discontinued operations also contributed a $7.0 million increase in cash provided by operating activities driven by the former educational technology and services business which was sold on May 29, 2015. Earnings from continuing operations increased by $2.2 million over the prior year. The increases were partially offset by decreased adjustments to reconcile earnings from continuing operations to net cash provided by operating activities of continuing operations of $46.1 million, including lower depreciation and amortization of $13.3 million, decreased asset impairments of $12.2 million and lower deferred income taxes of $12.4 million.

Cash provided by investing activities was $445.3 million for the fiscal year ended May 31, 2015, compared to cash used in investing activities of $345.7 million for the prior fiscal year, representing an increase in cash provided by investing activities of $791.0 million. The increase was primarily driven by the sale of the former educational technology and services business on May 29, 2015, which resulted in cash proceeds of $543.2 million comprised of the proceeds of $577.7 million less restricted cash held in escrow of $34.5 million. Also contributing to the increase was the prior fiscal year purchase of the land and building comprising the leased portion of the Company’s New York City corporate headquarters, located in SoHo, for $253.9 million. This was partially offset by a $3.2 million increase in use of cash from investing activities in discontinued operations driven by the former educational technology and services business.

Cash used in financing activities was $124.5 million for the fiscal year ended May 31, 2015, compared to cash provided by financing activities of $122.5 million for the prior fiscal year, representing a decrease in cash provided by financing activities of $247.0 million. The decrease was primarily driven by a $120.0 million repayment under the Company's Loan Agreement during fiscal 2015 compared to $120.0 million of borrowings outstanding in fiscal 2014, which resulted in a decrease of $240.0 million. The decrease was also attributable to net loan repayments of $9.0 million in fiscal 2015 compared to net borrowings of $13.9 million in the prior fiscal year, contributing to a decrease of $22.9 million. This was partially offset by higher proceeds pursuant to employee stock plans of $14.8 million.

Fiscal 2014 compared to fiscal 2013

Cash provided by operating activities was $156.8 million for the fiscal year ended May 31, 2014, compared to cash provided by operating activities of $189.1 million for the prior fiscal year, representing a decrease in cash provided by operating activities of $32.3 million. In the fourth quarter of fiscal 2012, the Company experienced strong sales of the Hunger Games trilogy titles, and subsequently collected significant cash from these customers in the first quarter of fiscal 2013. In fiscal 2014, the Company experienced strong sales in its book fairs operations in the fourth quarter, resulting in higher receivable balances as of May 31, 2014. Discontinued operations, primarily the former educational technology and services business, were also responsible for $11.5 million of the decline. Partially offsetting this disparity in collections between the two fiscal years were higher royalty payments in fiscal 2013 associated with the Hunger Games success and higher payouts for incentive compensation of $28.7 million in the first quarter of fiscal 2013. Lower net income tax payments of $28.0 million in fiscal 2014 compared to fiscal 2013 also partially offset the decline.

Cash used in investing activities was $345.7 million for the fiscal year ended May 31, 2014, compared to $124.0 million in fiscal 2013. In fiscal 2014, the Company purchased the land and building comprising the leased portion of the Company’s New York City corporate headquarters, located in SoHo, for $253.9 million. In fiscal 2014, the Company also invested $1.0 million for a 20% interest in a software development entity, and collected $1.3 million of proceeds from a sold asset. In fiscal 2013, the Company incurred higher spending on technology assets of $19.9 million. Activity within discontinued operations resulted in a decrease to cash used in investing activities of $6.3 million related to the activities of the former educational technology and services business.

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

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May. In fiscal 2016, the Company will have a substantial tax payment related to the gain on the sale of the educational technology and services business. The Company does not expect to incur significant domestic borrowings to meet operating needs in fiscal 2016.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. During the fiscal year ended May 31, 2015, the Company purchased $3.5 million of Company shares on the open market compared to $6.2 million of share purchases in the prior fiscal year.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, dividends, authorized common share repurchases, debt service, planned capital expenditures and other investments. As of May 31, 2015, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $506.8 million, cash from operations, and funding available under the Loan Agreement totaling approximately $425.0 million. Additionally, the Company has short-term credit facilities of $49.3 million, less current borrowings of $6.0 million and commitments of $4.9 million, resulting in $38.4 million of current availability at May 31, 2015. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Loan Agreement be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

The following table summarizes, as of May 31, 2015, the Company’s contractual cash obligations by future period (see Notes 4, 5 and 12 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

				$ amounts in millions
	Payments Due By Period
Contractual Obligations	1 Year or Less	Years 2-3	Years 4-5	After Year 5	Total
Minimum print quantities	$44.1	$90.3	$93.3	$96.4	$324.1
Royalty advances	12.8	4.3	0.4	—	17.5
Lines of credit and short-term debt	6.0	—	—	—	6.0
Capital leases (1)	0.3	0.4	—	—	0.7
Pension and post-retirement plans (2)	19.7	27.1	26.0	60.2	133.0
Operating leases	28.9	42.1	20.9	12.8	104.7
Total	$111.8	$164.2	$140.6	$169.4	$586.0

(1)	Includes principal and interest.

(2)	Excludes expected Medicare Part D subsidy receipts.

Financing

Loan Agreement

The Company is party to the Loan Agreement with various banks as described in Note 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.” There were no outstanding borrowings under the Loan Agreement as of May 31, 2015. For a more complete description of the Loan Agreement, as well as the Company's other debt obligations, reference is made to Note 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

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

Item 7A | Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts which were not significant as of May 31, 2015. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates in its variable-rate borrowings. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Note 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

The following table sets forth information about the Company’s debt instruments as of May 31, 2015 (see Note 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

							$ amounts in millions
	Fiscal Year Maturity							Fair Value
	2016	2017	2018	2019	2020	Thereafter	Total	2015
Debt Obligations
Lines of credit and current portion of long-term debt	$6.0	$—	$—	$—	$—	$—	$6.0	$6.0
Average interest rate	3.8%	—	—	—	—	—

Item 8 | Consolidated Financial Statements and Supplementary Data

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Statements of Operations

	(Amounts in millions, except per share data) For fiscal years ended May 31,
	2015	2014	2013
Revenues	$1,635.8	$1,561.5	$1,549.8
Operating costs and expenses:
Cost of goods sold	758.5	725.0	715.4
Selling, general and administrative expenses	771.1	727.3	734.8
Depreciation and amortization	47.9	60.3	65.4
Severance	9.6	10.5	13.1
Asset impairments	15.8	28.0	—
Total operating costs and expenses	1,602.9	1,551.1	1,528.7
Operating income	32.9	10.4	21.1
Interest income	0.3	0.6	1.2
Interest expense	(3.8)	(7.5)	(15.7)
Gain (loss) on investments and other	0.5	(5.8)	0.0
Earnings (loss) from continuing operations before income taxes	29.9	(2.3)	6.6
Provision (benefit) for income taxes	14.4	(15.6)	1.7
Earnings (loss) from continuing operations	15.5	13.3	4.9
Earnings (loss) from discontinued operations, net of tax	279.1	31.1	26.2
Net income (loss)	$294.6	$44.4	$31.1
Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic:
Earnings (loss) from continuing operations	$0.47	$0.42	$0.15
Earnings (loss) from discontinued operations	$8.53	$0.97	$0.82
Net income (loss)	$9.00	$1.39	$0.97
Diluted:
Earnings (loss) from continuing operations	$0.46	$0.41	$0.15
Earnings (loss) from discontinued operations	$8.34	$0.95	$0.80
Net income (loss)	$8.80	$1.36	$0.95
Dividends declared per common share	$0.600	$0.575	$0.500
 See accompanying notes

Consolidated Statements of Comprehensive Income (Loss)

	(Amounts in millions) For fiscal years ended May 31,
	2015	2014	2013
Net income (loss)	$294.6	$44.4	$31.1
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(15.3)	(3.1)	(2.6)
Pension and post-retirement adjustments:
Amortization of prior service credit	(0.2)	(0.2)	(0.4)
Amortization of unrecognized gains and (losses) included in net periodic cost	(6.3)	13.5	11.8
Total other comprehensive income (loss)	$(21.8)	$10.2	$8.8
Comprehensive income (loss)	$272.8	$54.6	$39.9
 See accompanying notes

Consolidated Balance Sheets

(Amounts in millions) Balances at May 31,
ASSETS	2015	2014
Current Assets:
Cash and cash equivalents	$506.8	$20.9
Restricted cash held in escrow	34.5	—
Accounts receivable (less allowance for doubtful accounts of $14.9 and $15.6, respectively)	193.8	212.1
Inventories, net	257.6	256.4
Deferred income taxes	81.0	81.0
Prepaid expenses and other current assets	33.7	33.9
Current assets of discontinued operations	3.1	58.7
Total current assets	1,110.5	663.0
Noncurrent Assets:
Property, plant and equipment, net	439.7	465.7
Prepublication costs, net	51.7	53.2
Royalty advances (less allowance for reserves of $86.8 and $85.3, respectively)	39.3	37.3
Goodwill	116.3	121.8
Other intangibles	6.8	8.0
Noncurrent deferred income taxes	6.5	4.1
Other assets and deferred charges	51.5	55.5
Noncurrent assets of discontinued operations	—	119.9
Total noncurrent assets	711.8	865.5
Total assets	$1,822.3	$1,528.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$6.0	$15.8
Accounts payable	146.8	137.5
Accrued royalties	26.8	30.7
Deferred revenue	21.5	19.9
Other accrued expenses	173.6	171.6
Accrued income taxes	158.8	4.8
Current liabilities of discontinued operations	14.1	49.5
Total current liabilities	547.6	429.8
Noncurrent Liabilities:
Long-term debt	—	120.0
Other noncurrent liabilities	69.8	63.3
Total noncurrent liabilities	69.8	183.3
Commitments and Contingencies:
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	—	—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 and 42.9 shares, respectively; Outstanding, 31.5 and 30.6 shares, respectively	0.4	0.4
Additional paid-in capital	591.5	580.8
Accumulated other comprehensive income (loss)	(77.0)	(55.2)
Retained earnings	1,039.9	765.1
Treasury stock at cost	(349.9)	(375.7)
Total stockholders’ equity	1,204.9	915.4
Total liabilities and stockholders’ equity	$1,822.3	$1,528.5
 See accompanying notes

Consolidated Statement of Changes in Stockholders’ Equity

							(Amounts in millions)
	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at May 31, 2012	1.7	$0.0	29.8	$0.4	$583.0	$(74.2)	$723.9	$(402.8)	$830.3
Net Income (loss)	—	—	—	—	—	—	31.1	—	31.1
Foreign currency translation adjustment	—	—	—	—	—	(2.6)	—	—	(2.6)
Pension and postretirement adjustments(net of tax of $8.4)	—	—	—	—	—	11.4	—	—	11.4
Stock-based compensation	—	—	—	—	7.3	—	—	—	7.3
Proceeds from issuance of common stock pursuant to stock-based compensation plans	—	—	0.5	—	14.7	—	—	—	14.7
Purchases of treasury stock at cost	—	—	(0.4)	—	—	—	—	(11.8)	(11.8)
Treasury stock issued pursuant to stock purchase plans	—	—	0.2	—	(22.1)	—	—	22.2	0.1
Dividends	—	—	—	—	—	—	(16.1)	—	(16.1)
Balance at May 31, 2013	1.7	$0.0	30.1	$0.4	$582.9	$(65.4)	$738.9	$(392.4)	$864.4
Net Income (loss)	—	—	—	—	—	—	44.4	—	44.4
Foreign currency translation adjustment	—	—	—	—	—	(3.1)	—	—	(3.1)
Pension and postretirement adjustments (net of tax of $5.0)	—	—	—	—	—	13.3	—	—	13.3
Stock-based compensation	—	—	—	—	9.3	—	—	—	9.3
Proceeds from issuance of common stock pursuant to stock-based compensation plans	—	—	0.5	—	12.9	—	—	—	12.9
Purchases of treasury stock at cost	—	—	(0.2)	—	—	—	—	(6.2)	(6.2)
Treasury stock issued pursuant to stock purchase plans	—	—	0.2	—	(24.3)	—	—	22.9	(1.4)
Dividends	—	—	—	—	—	—	(18.2)	—	(18.2)
Balance at May 31, 2014	1.7	$0.0	30.6	$0.4	$580.8	$(55.2)	$765.1	$(375.7)	$915.4
Net Income (loss)	—	—	—	—	—	—	294.6	—	294.6
Foreign currency translation adjustment	—	—	—	—	—	(15.3)	—	—	(15.3)
Pension and postretirement adjustments (net of tax of $(2.5))	—	—	—	—	—	(6.5)	—	—	(6.5)
Stock-based compensation	—	—	—	—	11.3	—	—	—	11.3
Proceeds from issuance of common stock pursuant to stock-based compensation plans	—	—	0.9	—	28.1	—	—	—	28.1
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(3.5)	(3.5)
Treasury stock issued pursuant to stock purchase plans	—	—	0.1	—	(28.7)	—	—	29.3	0.6
Dividends	—	—	—	—	—	—	(19.8)	—	(19.8)
Balance at May 31, 2015	1.7	$0.0	31.5	$0.4	$591.5	$(77.0)	$1,039.9	$(349.9)	$1,204.9
 See accompanying notes

Consolidated Statements of Cash Flows

		(Amounts in millions) Years ended May 31,
	2015	2014	2013
Cash flows - operating activities:
Net income (loss)	$294.6	$44.4	$31.1
Earnings (loss) from discontinued operations, net of tax	279.1	31.1	26.2
Earnings (loss) from continuing operations	15.5	13.3	4.9
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	10.6	7.3	5.8
Provision for losses on inventory	21.7	23.7	26.2
Provision for losses on royalty advances	3.6	6.5	4.9
Amortization of prepublication and production costs	30.4	32.9	26.6
Depreciation and amortization	48.3	61.6	67.5
Amortization of pension and post-retirement actuarial gains and losses	6.9	5.6	4.8
Deferred income taxes	(3.5)	8.9	19.6
Stock-based compensation	8.8	8.4	5.5
Income from equity investments	(2.0)	(2.6)	(2.3)
Non cash write off related to asset impairment	15.8	28.0	7.2
Unrealized (gain) loss on investments	(0.6)	5.8	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	1.6	(42.7)	88.5
Inventories	(33.4)	(19.3)	(13.7)
Prepaid expenses and other current assets	0.0	24.4	(14.2)
Deferred promotion costs	(0.3)	(0.2)	0.3
Royalty advances	(6.2)	(7.6)	(7.2)
Accounts payable	12.1	(9.7)	34.0
Other accrued expenses	5.3	7.3	(47.3)
Accrued income taxes	(24.6)	1.4	(4.3)
Accrued royalties	(3.1)	0.5	(57.1)
Deferred revenue	2.2	1.7	2.8
Pension and post-retirement	(2.2)	(16.2)	(20.8)
Other noncurrent liabilities	2.5	(29.4)	(3.6)
Other, net	(1.1)	(4.4)	(2.1)
Total adjustments	92.8	91.9	121.1
Net cash provided by (used in) operating activities of continuing operations	108.3	105.2	126.0
Net cash provided by (used in) operating activities of discontinued operations	58.6	51.6	63.1
Net cash provided by (used in) operating activities	166.9	156.8	189.1
Cash flows - investing activities:
Prepublication and production expenditures	(29.0)	(35.9)	(33.4)
Additions to property, plant and equipment	(30.3)	(26.5)	(54.1)
Proceeds from sale of assets	0.7	1.3	—
Loan to investee	(3.0)	—	—
Repayment of loan to investee	4.8	—	—
Other investment and acquisition related payments	(8.3)	(1.0)	(0.3)
Building purchase	—	(253.9)	—
Other	1.1	1.0	0.8
Net cash provided by (used in) investing activities of continuing operations	(64.0)	(315.0)	(87.0)
Proceeds from sale of discontinued assets	577.7	—	—
Changes in restricted cash held in escrow for discontinued assets	(34.5)	—	—
Other cash provided by (used in) investing activities of discontinued operations	(33.9)	(30.7)	(37.0)
Net cash provided by (used in) investing activities	445.3	(345.7)	(124.0)
See accompanying notes

Consolidated Statements of Cash Flows

		(Amounts in millions) Years ended May 31,
	2015	2014	2013
Cash flows - financing activities:
Net (repayments) borrowings under credit agreement and revolving loan	(120.0)	120.0	—
Repayment of 5.00% notes	—	—	(153.0)
Borrowings under lines of credit	350.9	207.4	23.2
Repayments of lines of credit	(359.9)	(193.5)	(27.5)
Repayment of capital lease obligations	(0.2)	(0.2)	(1.0)
Reacquisition of common stock	(3.5)	(6.2)	(11.8)
Proceeds pursuant to stock-based compensation plans	26.0	11.2	13.9
Payment of dividends	(19.7)	(17.8)	(15.9)
Other	2.1	1.6	(0.6)
Net cash provided by (used in) financing activities of continuing operations	(124.3)	122.5	(172.7)
Net cash provided by (used in) financing activities of discontinued operations	(0.2)	—	—
Net cash provided by (used in) financing activities	(124.5)	122.5	(172.7)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(0.1)	0.1
Net increase (decrease) in cash and cash equivalents	485.9	(66.5)	(107.5)
Cash and cash equivalents at beginning of period	20.9	87.4	194.9
Cash and cash equivalents at end of period	$506.8	$20.9	$87.4

	2015	2014	2013
Supplemental Information:
Income taxes payments (refunds), net	$34.2	$2.0	$30.0
Interest paid	3.2	7.1	15.1
 See accompanying notes

Notes to Consolidated Financial Statements

(Amounts in millions, except share and per share data)

1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the business

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is the world’s largest publisher and distributor of children’s books, a leading provider of print and digital instructional materials for Pre-K to grade 12, and a producer of educational and entertaining children’s media. The Company creates quality books and ebooks, educational materials and programs, classroom magazines and other products that, in combination, offer schools customized and comprehensive solutions to support children’s learning both at school and at home. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading and learning. The Company is the leading operator of school-based book clubs and book fairs in the United States. It distributes its products and services through these proprietary channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. Scholastic has operations in the United States ("U.S."), Canada, the United Kingdom ("UK"), Australia, New Zealand, Ireland, India, China, Singapore and other parts of Asia and, through its export business, sells products in more than 150 countries. The Company sold its educational technology and services business on May 29, 2015. The Company also completed a restructuring of the media and entertainment businesses comprising its former Media, Licensing and Advertising segment in the fourth quarter of fiscal 2015.

Basis of presentation

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Corporation and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

Discontinued operations

The Company closed or sold several operations during fiscal 2015 and 2013. During the fourth quarter of fiscal 2015, the Company sold its educational technology and services business, which, among other things, was engaged in the development and sale of technology-based reading and math improvement programs, as well as providing consulting and professional development services. Additionally during fiscal 2015, the Company completed a restructuring of the businesses comprising its former Media, Licensing and Advertising segment, including discontinuing its Soup2Nuts animation and audio production studio operations and Scholastic Interactive, as well as the print edition of a periodic consumer magazine. In the fourth quarter of fiscal 2013, the Company sold a facility that was previously classified as held for sale and also discontinued a computer club business which was previously included in the Children’s Book Publishing and Distribution segment and a subscription-based business which was previously reported in the former Media, Licensing and Advertising segment.

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

A reserve for estimated returns is established at the time of sale and recognized as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates, sales patterns, type of product and expectations. Actual returns could differ from the Company’s estimate. A reserve for estimated bad debts is established at the time of sale and is based on the aggregate aging of accounts receivable and specific reserves on a customer-by-customer basis, where applicable.

Education (formerly Classroom and Supplemental Materials Publishing) – Revenue from the sale of educational materials is recognized upon shipment of the products, or upon acceptance of product by the customer depending on individual customer terms.

Film Production and Licensing – Revenue from the sale of film rights, principally for the home video and domestic and foreign television markets, is recognized when the film has been delivered and is available for showing or exploitation. Licensing revenue is recognized in accordance with royalty agreements at the time the licensed materials are available to the licensee and collections are reasonably assured.

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

Discontinued Operations

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

Accounts receivable

Accounts receivable are recognized net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for returns are based on historical return rates and sales patterns. In order to develop the estimate of returns that will be received subsequent to fiscal year end, management considers patterns of sales and returns in the months preceding the fiscal year end, as well as actual returns received subsequent to year end, available sell-through information and other return rate information that management believes is relevant. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging and prior collection experience to estimate the ultimate collectability of these receivables. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off.

Inventories

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates, sales patterns of its products and specifically identified obsolete inventory.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are recognized on a straight-line basis, over the estimated useful lives of the assets. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Capitalized software, net of accumulated amortization, was $21.1 and $33.1 at May 31, 2015 and 2014, respectively. Capitalized software is depreciated over a period of three to seven years. Amortization expense for capitalized software was $17.7, $28.5 and $30.9 for the fiscal years ended May 31, 2015, 2014 and 2013, respectively. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances indicate that the asset’s carrying value is not recoverable or warrant revised estimates of useful lives. In fiscal 2015, the Company recognized an impairment charge of $4.6 related to the discontinuation of certain outdated technology platforms and a $2.9 impairment charge associated with the closure of the retail store located at the Company headquarters in New York City. In fiscal 2014, the Company recognized an impairment charge of $7.6 for assets related to Storia operating system-specific apps that are no longer supported due to the transition to a Storia streaming model.

The Company acquired its headquarters space (including land, building, fixtures and related personal property and leases) at 555 Broadway, New York, NY (the "Property") from its landlord, ISE 555 Broadway, LLC, under a Purchase and Sale Agreement (the "Purchase Agreement") on February 28, 2014. The acquisition price under the Purchase Agreement was consideration of $255.7 (net $253.9 in cash), including closing costs. Prior to the acquisition, the Property was recognized by the Company as a capital lease. The Company recognized the difference between the purchase price and the carrying amount of the capital lease obligation as an adjustment to the carrying amount of the asset.

Leases

Lease agreements are evaluated to determine whether they are capital or operating leases. When substantially all of the risks and benefits of property ownership have been transferred to the Company, as determined by the test criteria in the current authoritative guidance, the lease is recognized as a capital lease.

Capital leases are capitalized at the lower of the net present value of the total amount of rent payable under the leasing agreement (excluding finance charges) or the fair market value of the leased asset. Capital lease assets are depreciated on a straight-line basis in Depreciation and amortization expense, over a period consistent with the Company’s normal depreciation policy for tangible fixed assets, but not exceeding the lease term. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

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

Prepublication costs

Prepublication costs are incurred in all of the Company’s reportable segments. Prepublication costs include costs incurred to create and develop the art, prepress, editorial, digital conversion and other content required for the creation of the master copy of a book or other media. Prepublication costs are amortized on a straight-line basis over a three-to-five-year period based on expected future revenues. The Company regularly reviews the recoverability of the capitalized costs based on expected future revenues.

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

Goodwill and intangible assets

Goodwill and other intangible assets with indefinite lives are not amortized and are reviewed for impairment annually as of May 31 or more frequently if impairment indicators arise.

With regard to goodwill, the Company compares the estimated fair values of its identified reporting units to the carrying values of their net assets. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair values of its identified reporting units are less than their carrying values. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount the Company performs the two-step test. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the reporting unit, in addition to comparisons to similar companies. The Company reviews its definition of reporting units annually or more frequently if conditions indicate that the reporting units may change. The Company evaluates its operating segments to determine if there are components one level below the operating segment. A component is present if discrete financial information is available, and segment management regularly reviews the operating results of the business. If an operating segment only contains a single component, that component is determined to be a reporting unit for goodwill impairment testing purposes. If an operating segment contains multiple components, the Company evaluates the economic characteristics of these components. Any components within an operating segment that share similar economic characteristics are aggregated and deemed to be a reporting unit for goodwill impairment testing purposes. Components within the same operating segment that do not share similar economic characteristics are deemed to be individual reporting units for goodwill impairment testing purposes. The Company has seven reporting units with goodwill subject to impairment testing.

With regard to other intangibles with indefinite lives, the Company determines the fair value by asset, which is then compared to its carrying value. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of the identified asset is less than its carrying value. If it is more likely than not that the fair value of the asset is less than its carrying amount, the Company performs a quantitative test. The estimated fair value is determined utilizing the expected present value of the projected future cash flows of the asset.

Intangible assets with definite lives consist principally of customer lists, covenants not to compete, and certain other intellectual property assets and are amortized over their expected useful lives. Customer lists are amortized on a straight-line basis over a five-year period, while covenants not to compete are amortized on a straight-line basis over their contractual term. Other intellectual property assets are amortized over their remaining useful lives, which range from five to ten years.

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

Non-income Taxes

The Company is subject to tax examinations for sales-based taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. Where a sales tax liability in respect to a jurisdiction is probable and can be reliably estimated, the Company has made accruals for these matters which are reflected in the Company’s Consolidated Financial Statements. These amounts are included in the Consolidated Financial Statements in Selling, general and administrative expenses. Future developments relating to the foregoing could result in adjustments being made to these accruals. In fiscal 2012, the Company recognized accruals of $19.7 based on assessments related to sales tax audits in two jurisdictions, which resulted in payments of $15.3 in fiscal 2013.

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

The Company’s pension calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets, and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and the interest cost component of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost. Pension benefits in the cash balance plan for employees located in the United States are based on formulas in which the employees’ balances are credited monthly with interest based on the average rate for one-year United States Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment periods for the periods prior to June 1, 2009. In fiscal 2015, the Company recorded a pretax settlement charge of $4.3 related to lump sum benefits paid for certain U.S. pension obligations.

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

Advertising costs

The Company incurs costs for both direct-response and non-direct-response advertising. The Company capitalizes direct-response advertising costs for expenditures, primarily in its Classroom Magazines division. The asset is amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received. Included in Prepaid expenses and other current assets on the balance sheet is $4.9 and $4.6 of capitalized advertising costs as of May 31, 2015 and 2014, respectively. The Company expenses non-direct-response advertising costs as incurred.

Stock-based compensation

The Company recognizes the cost of services received in exchange for any stock-based awards. The Company recognizes the cost on a straight-line basis over an award’s requisite service period, which is generally the vesting period, except for the grants to retirement-eligible employees, based on the award’s fair value at the date of grant.

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates, in order to derive the Company’s best estimate of awards ultimately expected to vest. In determining the estimated forfeiture rates for stock-based awards, the Company annually conducts an assessment of the actual number of equity awards that have been forfeited previously. When estimating expected forfeitures, the Company considers factors such as the type of award, the employee class and historical experience. The estimate of stock-based awards that will ultimately be forfeited requires significant judgment and, to the extent that actual results or updated estimates differ from current estimates, such amounts will be recognized as a cumulative adjustment in the period such estimates are revised.

The table set forth below provides the estimated fair value of options granted by the Company during fiscal years 2015, 2014 and 2013 and the significant weighted average assumptions used in determining such fair value under the Black-Scholes option- pricing model. The average expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the option grantees. The risk-free interest rate was based on the U.S. Treasury yield curve corresponding to the expected life in effect at the time of the grant. The volatility was estimated based on historical volatility corresponding to the expected life.

	2015	2014	2013
Estimated fair value of stock options granted	$11.41	$10.37	$9.77
Assumptions:
Expected dividend yield	1.8%	1.7%	1.6%
Expected stock price volatility	38.2%	38.6%	37.5%
Risk-free interest rate	2.2%	2.2%	0.9%
Expected life of options	6 years	6 years	6 years

New Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent) to Accounting

Standards Codification 820, Fair Value Measurement, which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of:

•	whether the investment is redeemable with the investee at net asset value on the measurement date,

•	never redeemable with the investee at net asset value,

•	redeemable with the investee at net asset value at a future date.

For investments that are redeemable with the investee at a future date, a reporting entity must take into account the length of time until those investments become redeemable to determine the classification within the fair value hierarchy. Under the amendments in this update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied, will continue to be included in the fair value hierarchy. A reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value.

The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. The Company has not yet assessed the impact of this pronouncement.

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

Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The update provides guidance for transactions that are not otherwise addressed comprehensively in authoritative guidance (for example, service revenue, contract modifications, and licenses of intellectual property). The amendments in this update are to be applied on a retrospective basis, utilizing one of two different methodologies. The amendments in this update are effective for annual reporting periods beginning after December
15, 2017, including interim periods within that reporting period. Early application is not permitted. The Company is evaluating the adoption methodology and the impact of this update on its consolidated financial position, results of operations and cash flows.

In April 2014, the FASB issued an update to the authoritative guidance related to the reporting of discontinued operations. The amendments in this update address the criteria for reporting discontinued operations and enhance convergence of the FASB’s and the IASB's reporting requirements for discontinued operations. The amendments revise the definition of discontinued
operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures for discontinued operations. The amendments are to be applied prospectively to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company has not chosen early adoption for its fiscal 2015 discontinued operations.

2. DISCONTINUED OPERATIONS

The Company continuously evaluates its portfolio of businesses for both impairment and economic viability, as well as for possible strategic dispositions. The Company monitors the expected cash proceeds to be realized from the disposition of discontinued operations’ assets, and adjusts asset values accordingly. As a result, the Company closed or sold several operations during fiscal 2015 and 2013. All of these businesses are classified as discontinued operations in the Company’s Consolidated Financial Statements.

Educational Technology and Services Business

On May 29, 2015, the Company completed the sale of substantially all of the assets comprising the educational technology and services (“Ed Tech”) business for $575.0. The consideration received was $577.7, of which $34.5 was deposited in escrow for 18 months as security for potential indemnification and other obligations and $2.7 was received in estimated working capital adjustments. In connection with the sale of the Ed Tech business to the purchaser, the Company entered into a transition services agreement whereby the Company will provide administrative, distribution and other services to the purchaser for a minimum of 6 months and up to a maximum of 24 months. The majority of the escrow is subject to release periodically over the next 14 months upon fulfillment of certain service levels under a transition services agreement between the purchaser and the Company and is presented as Restricted cash held in escrow on the Consolidated Balance Sheets. The purchase price is subject to a further working capital adjustment based upon a final closing statement. The sale included substantially all of the assets of the Ed Tech segment including, but not limited to, current assets, accounts receivable, tangible personal property, certain leases, inventory, business products (including related intellectual property), rights under transferred contracts, rights of action and all associated goodwill and other intangible assets associated with the transferred assets. The carrying value of the net assets sold was $123.7.

The transition services agreement provides for certain finance, accounting, information technology, supply chain, and other general services to facilitate the orderly transfer of the business operations to the purchaser. Fees and expenses related to the transition services agreement are not considered significant to the disposal transaction. As such, the operating results of the Ed Tech business, which were previously reported as the former Educational Technology and Services segment, have been reported as a component of discontinued operations in the Consolidated Statements of Operations for the periods presented. In addition, the assets and liabilities of the Ed Tech business are classified as discontinued operations in the Consolidated Balance Sheets for the periods presented.

All Other Discontinued Operations

During fiscal 2015, the Company completed a restructuring of the businesses comprising its former Media, Licensing and Advertising segment and discontinued a subscription-based print magazine business, the animation and audio production business, and the game console digital content business, all of which were previously reported in such segment. During fiscal 2014, the Company did not discontinue any operations. During fiscal 2013, the Company discontinued a computer club business which was included in the Children's Book Publishing and Distribution segment and a subscription-based business which was previously reported in the former Media, Licensing and Advertising segment. During fiscal 2013, the Company sold a facility that was previously classified as held for sale for approximately $5.0, and recognized a loss on the sale in the amount of $1.1.

The following table summarizes the operating results of the discontinued operations for the fiscal year ended May 31, 2015:

	Ed Tech	All Other	Total
Revenues	$217.4	$11.7	$229.1
Operating costs and expenses (1)	208.8	14.5	223.3
Interest income (expense)	—	0.1	0.1
Gain (loss) on sale	454.0	—	454.0
Earnings (loss) before income taxes	$462.6	$(2.7)	$459.9
Provision (benefit) for income taxes	181.8	(1.0)	180.8
Earnings (loss) from discontinued operations, net of tax	$280.8	$(1.7)	$279.1

(1) Operating costs and expenses included costs related to unabsorbed overhead burden associated with the former educational technology and services business of $15.8.

The following table summarizes the operating results of the discontinued operations for the fiscal year ended May 31, 2014:

	Ed Tech	All Other	Total
Revenues	$246.4	$14.4	$260.8
Operating costs and expenses (1)	193.0	15.0	208.0
Interest income (expense)	—	0.1	0.1
Earnings (loss) before income taxes	$53.4	$(0.5)	$52.9
Provision (benefit) for income taxes	22.0	(0.2)	21.8
Earnings (loss) from discontinued operations, net of tax	$31.4	$(0.3)	$31.1

(1) Operating costs and expenses included costs related to unabsorbed overhead burden associated with the former educational technology and services business of $16.2.

The following table summarizes the operating results of the discontinued operations for the fiscal year ended May 31, 2013:

	Ed Tech	All Other	Total
Revenues	$226.1	$22.8	$248.9
Operating costs and expenses (1)	180.6	28.7	209.3
Interest income (expense)	—	0.1	0.1
Earnings (loss) before income taxes	$45.5	$(5.8)	$39.7
Provision (benefit) for income taxes	15.5	(2.0)	13.5
Earnings (loss) from discontinued operations, net of tax	$30.0	$(3.8)	$26.2

(1) Operating costs and expenses included costs related to unabsorbed overhead burden associated with the former educational technology and services business of $17.4.

The following table sets forth the assets and liabilities of the discontinued operations included in the Consolidated Balance Sheets of the Company as of May 31:

	2015	2014
Accounts receivable, net	$2.5	$41.2
Inventories, net	0.1	16.3
Prepaid expenses and other current assets	0.5	1.2
Current assets of discontinued operations	$3.1	$58.7

Property, plant and equipment, net	—	1.6
Prepublication costs, net	—	89.8
Royalty advances, net	—	1.1
Goodwill	—	22.7
Other intangibles, net	—	4.3
Other assets and deferred charges	—	0.4
Noncurrent assets of discontinued operations	$—	$119.9

Accounts payable	0.1	7.8
Accrued royalties	0.7	3.4
Deferred revenue	0.1	28.8
Other accrued expenses	13.2	9.5
Current liabilities of discontinued operations	$14.1	$49.5

Fiscal 2015 assets and liabilities of discontinued operations primarily relate to insignificant continuing cash flows from passive activities. Other accrued expenses within the current liabilities of discontinued operations includes payables for costs related to the sale of the Ed Tech business that had not been paid as of May 31, 2015. The total accrued costs related to the sale were $12.2. These costs directly relate to the discontinued operations of the Ed Tech business and are expected to be paid in the short term. Fiscal 2014 assets and liabilities of discontinued operations relate directly to the reclassification of prior year balances.

3. SEGMENT INFORMATION

The Company categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution and Education (formerly titled Classroom and Supplemental Materials Publishing), which comprise the Company's domestic operations, and International. This classification reflects the nature of products and services consistent with the method by which the Company’s chief operating decision-maker assesses operating performance and allocates resources.

•
Children’s Book Publishing and Distribution operates as an integrated business which includes the publication and distribution of children’s books, ebooks, media and interactive products in the United States through its book clubs and book fairs in its school channels and through the trade channel. This segment is comprised of three operating segments.

•
Education includes the publication and distribution to schools and libraries of children’s books, classroom magazines, supplemental classroom materials and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States. This segment is comprised of two operating segments.

•
International includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses. This segment is comprised of three operating segments.

The following table sets forth information for the Company’s segments for the three fiscal years ended May 31:

	Children's Book Publishing & Distribution (1)	Education (1)	Overhead (1) (2)	Total Domestic	International (1)	Total
2015
Revenues	$958.7	$275.9	$—	$1,234.6	$401.2	$1,635.8
Bad debts	5.3	1.9	—	7.2	3.4	10.6
Depreciation and amortization (3)	36.7	11.9	21.3	69.9	8.4	78.3
Asset Impairments	10.2	—	2.9	13.1	2.7	15.8
Segment operating income (loss)	85.6	48.4	(121.7)	12.3	20.6	32.9
Segment assets at May 31, 2015	383.0	173.6	1,014.6	1,571.2	248.0	1,819.2
Goodwill at May 31, 2015	40.9	65.4	—	106.3	10.0	116.3
Expenditures for long-lived assets including royalty advances	54.4	8.4	11.6	74.4	21.1	95.5
Long-lived assets at May 31, 2015	144.6	88.5	378.5	611.6	68.5	680.1
2014
Revenues	$893.0	$255.1	$—	$1,148.1	$413.4	$1,561.5
Bad debts	2.6	1.7	—	4.3	3.0	7.3
Depreciation and amortization (3)	36.1	11.0	38.9	86.0	7.2	93.2
Asset Impairments	28.0	—	—	28.0	—	28.0
Segment operating income (loss)	23.8	38.5	(82.3)	(20.0)	30.4	10.4
Segment assets at May 31, 2014	390.6	175.1	527.9	1,093.6	256.3	1,349.9
Goodwill at May 31, 2014	46.3	65.4	—	111.7	10.1	121.8
Expenditures for long-lived assets including royalty advances	50.7	10.7	269.6	331.0	11.7	342.7
Long-lived assets at May 31, 2014	150.0	90.8	404.2	645.0	63.6	708.6
2013
Revenues	$865.2	$244.5	$—	$1,109.7	$440.1	$1,549.8
Bad debts	1.8	1.5	—	3.3	2.5	$5.8
Depreciation and amortization (3)	32.8	9.7	42.3	84.8	7.2	92.0
Asset Impairments	—	—	—	—	—	—
Segment operating income (loss)	27.9	31.2	(77.2)	(18.1)	39.2	21.1
Segment assets at May 31, 2013	406.8	170.8	435.0	1,012.6	256.9	1,269.5
Goodwill at May 31, 2013	59.7	65.4	—	125.1	10.1	135.2
Expenditures for long-lived assets including royalty advances	54.3	11.8	33.0	99.1	13.5	112.6
Long-lived assets at May 31, 2013	177.7	92.8	234.2	504.7	67.9	572.6

(1)
As discussed in Note 2, “Discontinued Operations,” the Company closed or sold several operations during the fourth quarter of fiscal 2013 and the fourth quarter of fiscal 2015. All of these businesses are classified as discontinued operations in the Company’s financial statements and, as such, are not reflected in this table.

(2)
Overhead includes all domestic corporate amounts not allocated to operating segments, including expenses and costs related to the management of corporate assets. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company’s headquarters in the metropolitan New York area, its fulfillment and distribution facilities located in Missouri, its facility located in Connecticut and unabsorbed burden associated with the former educational technology and services business. Overhead also includes amounts previously allocated to the Children’s Book Publishing and Distribution segment for a computer club business that was discontinued in the fourth quarter of fiscal 2013.

(3)	Includes depreciation of property, plant and equipment and amortization of intangible assets and prepublication costs.

4. DEBT

The following table summarizes debt as of May 31:

	Carrying Value	Fair Value	Carrying Value	Fair Value
	2015		2014
Loan Agreement:
Revolving Loan (interest rate of n/a and 1.3%, respectively)	$—	$—	$120.0	$120.0
Unsecured Lines of Credit (weighted average interest rates of 3.8% and 2.3%, respectively)	$6.0	$6.0	$15.8	$15.8
Total debt	$6.0	$6.0	$135.8	$135.8
Less lines of credit and current portion of long-term debt	(6.0)	(6.0)	(15.8)	(15.8)
Total long-term debt	$—	$—	$120.0	$120.0

The following table sets forth the maturities of the carrying values of the Company’s debt obligations as of May 31, 2015 for the fiscal years ending May 31:

2016	$6.0
2017	—
2018	—
2019	—
2020	—
Thereafter	—
Total debt	$6.0

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

As of May 31, 2015, the indicated spread on Base Rate Advances was 0.18% and the indicated spread on Eurodollar Rate Advances was 1.18%, both based on the Company’s prevailing consolidated debt to total capital ratio.

The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At May 31, 2015, the facility fee rate was 0.20%.

As of May 31, 2015, the Company had no outstanding borrowings under the Loan Agreement. As of May 31, 2014, the Company’s outstanding borrowings under the Loan Agreement totaled $120.0.

At May 31, 2015, the Company had open standby letters of credit totaling $5.3 issued under certain credit lines, including $0.4 under the Loan Agreement and $4.9 under the domestic credit lines discussed below.

The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at May 31, 2015, the Company was in compliance with these covenants.

Lines of Credit

As of May 31, 2015, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $25.0. Outstanding borrowings under these credit lines were $0.0 and $10.0 as of May 31, 2015 and May 31, 2014, respectively. The weighted average interest rate was 1.2% at May 31, 2014. As of May 31, 2015, availability under these unsecured money market bid rate credit lines totaled $20.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of May 31, 2015, the Company had equivalent various local currency credit lines, totaling $24.3, underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were equivalent to $6.0 at May 31, 2015 at a weighted average interest rate of 3.8%, compared to outstanding borrowings equivalent to $5.8 at May 31, 2014 at a weighted average interest rate of 4.3%. As of May 31, 2015, the equivalent amounts available under these facilities totaled $18.3. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

5. COMMITMENTS AND CONTINGENCIES

Lease obligations

The Company leases warehouse space, office space and equipment under various capital and operating leases over periods ranging from one to ten years. Certain of these leases provide for scheduled rent increases based on price-level factors. The Company generally does not enter into leases that call for contingent rent. In most cases, the Company expects that, in the normal course of business, leases will be renewed or replaced. Net rent expense relating to the Company’s non-cancelable operating leases for the three fiscal years ended May 31, 2015, 2014 and 2013 was $24.2, $24.8 and $30.3, respectively.

Amortization of assets under capital leases covering land, buildings and equipment was $0.2, $0.8 and $1.1 for the fiscal years ended May 31, 2015, 2014 and 2013, respectively, and is included in Depreciation and amortization expense.

The following table sets forth the aggregate minimum future annual rental commitments at May 31, 2015 under non-cancelable operating leases for the fiscal years ending May 31:

Operating Leases
2016	$28.9
2017	23.3
2018	18.8
2019	12.1
2020	8.8
Thereafter	12.8
Total minimum lease payments	$104.7
Less minimum sublease income to be received	$62.6
Minimum lease payments, net of sublease income	$42.1

Other Commitments

The following table sets forth the aggregate minimum future contractual commitments at May 31, 2015 relating to royalty advances and minimum print quantities for the fiscal years ending May 31:

	Royalty Advances	Minimum Print Quantities
2016	$12.8	$44.1
2017	3.0	44.8
2018	1.3	45.5
2019	0.2	46.3
2020	0.2	47.0
Thereafter	—	96.4
Total commitments	$17.5	$324.1

The Company had open standby letters of credit of $5.3 and $5.3 issued under certain credit lines as of May 31, 2015 and 2014, respectively. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

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

6. INVESTMENTS

Included in the Other assets and deferred charges section of the Company’s Consolidated Balance Sheets were investments of $26.3 and $18.4 at May 31, 2015 and May 31, 2014, respectively.

On March 19, 2015, the Company purchased a 48.5% equity interest in Make Believe Ideas Limited (MBI), a UK-based children's book publishing company. MBI is a highly-regarded publisher of innovative books for children, celebrated for well-designed books that encourage creativity and early learning. Under the purchase agreement, and subject to its provisions, the Company will purchase the remaining outstanding shares in MBI after four years. The remaining controlling interest is held by a single third party and therefore the Company accounted for the investment using the equity method of accounting. The net value of this investment at May 31, 2015 was $7.3.

The Company’s 26.2% non-controlling interest in a separate children’s book publishing business located in the UK is accounted for using the equity method of accounting. The net value of this investment was $17.9 and $18.3 at May 31, 2015 and May 31, 2014, respectively. The Company received $1.0 of dividends in fiscal 2015 from this investment.

The Company has other equity and cost method investments that had a net value of $1.1 and $0.1 at May 31, 2015 and May 31, 2014, respectively.

Income from equity investments reported in "Selling, general and administrative expenses" in the Consolidated Statements of Operations totaled $2.0 for the year ended May 31, 2015, $2.6 for the year ended May 31, 2014 and $2.3 for the year ended May 31, 2013.

For the year ended May 31, 2015, the Company recognized a pretax gain of $0.6 on the sale of a UK-based cost method investment that had previously been determined to be other than temporarily impaired. For the year ended May 31, 2014, the Company recognized an aggregate pretax loss of $5.8 for a UK-based and a U.S.-based cost method investment, each of which was determined to be other than temporarily impaired. There were no gains or losses on investments for the year ended May 31, 2013.

7. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes the major classes of assets at cost and accumulated depreciation for the fiscal years ended May 31:

	2015	2014
Land	$77.2	$77.4
Buildings	241.0	243.3
Capitalized software	204.9	211.4
Furniture, fixtures and equipment	219.8	222.7
Leasehold improvements	162.2	170.9
Total at cost	905.1	925.7
Less: Accumulated depreciation and amortization	(465.4)	(460.0)
Property, plant and equipment, net	$439.7	$465.7

Depreciation and amortization expense related to property, plant, and equipment were $46.0, $58.3 and $63.3 for the fiscal years ended May 31, 2015, 2014 and 2013, respectively.

8. GOODWILL AND OTHER INTANGIBLES

In fiscal 2015, the Company recognized an impairment of $5.4 of goodwill associated with a reporting unit within the former Media, Licensing and Advertising segment now included in the Children’s Book Publishing and Distribution segment. In the fourth quarter of fiscal 2015, the Company completed a restructuring of the businesses comprising its former Media, Licensing and Advertising segment, resulting in an impairment indicator. Future revenue and earnings expectations were revised based on the restructuring activities, resulting in a determination that the reporting unit's fair value was less than its carrying value. Future earnings expectations were determined to be de minimis, and accordingly, little fair value was attributed to the remaining operations.

In fiscal 2014, the Company recognized an impairment of $13.4 of goodwill associated with the book clubs reporting unit in the Children’s Book Publishing and Distribution segment. In fiscal 2014, expected revenues for the reporting unit declined, resulting in an impairment indicator. As of November 30, 2013, the fair value of the reporting unit was approximately $13.0 less than the carrying value of $66.9. The Company used forecasted cash flows, which were adjusted from those used in the latest annual valuation to reflect the revised outlook for the reporting unit, in determining its fair value. Management revised its outlook for the reporting unit as revenues did not meet expectations during the period, and future revenue expectations were revised consistent with the current period decline. A discount rate of 15.5% and a perpetual growth rate of 3.0% were employed for the discounted cash flow analysis. The reporting unit is dependent upon internally developed intangible assets including trade names and customer lists which have no carrying value, but have substantial fair value. The Company determined that the fair value of the reporting unit's inventory and internally developed intangible assets rendered 100% of the goodwill impaired.

The following table summarizes the activity in Goodwill for the fiscal years ended May 31:

	2015	2014
Gross beginning balance	$156.0	$156.0
Accumulated impairment	(34.2)	(20.8)
Beginning balance	121.8	135.2
Impairment charge	(5.4)	(13.4)
Foreign currency translation	(0.1)	0.0
Gross ending balance	155.9	156.0
Accumulated impairment	(39.6)	(34.2)
Ending balance	$116.3	$121.8

The following table summarizes Other intangibles as of May 31:

	2015	2014
Other intangibles subject to amortization - beginning balance	$5.8	$8.0
Additions due to acquisition	0.8	—
Amortization expense	(1.9)	(2.0)
Other	—	(0.2)
Total other intangibles subject to amortization, net accumulated amortization of $17.3 and $15.4, respectively	$4.7	$5.8

Total other intangibles not subject to amortization	$2.1	$2.2
Total other intangibles	$6.8	$8.0

Amortization expense for Other intangibles totaled $1.9, $2.0 and $2.1 for the fiscal years ended May 31, 2015, 2014 and 2013, respectively.

The following table reflects the estimated amortization expense for intangibles for the next five fiscal years ending May 31:

2016	$1.9
2017	1.9
2018	0.2
2019	0.2
2020	0.1

Intangible assets with definite lives consist principally of customer lists, covenants not to compete and trademarks. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 4 years.

9. TAXES

The components of earnings from continuing operations before income taxes for the fiscal years ended May 31 are:

	2015	2014	2013
United States	$27.4	$(8.7)	$(11.9)
Non-United States	2.5	6.4	18.5
Total	$29.9	$(2.3)	$6.6

The provision for income taxes from continuing operations for the fiscal years ended May 31 consists of the following components:

	2015	2014	2013
Federal
Current	$3.3	$(12.3)	$(12.2)
Deferred	5.3	(8.3)	5.6
	$8.6	$(20.6)	$(6.6)
State and local
Current	$1.2	$4.0	$(2.0)
Deferred	0.9	(2.6)	2.3
	$2.1	$1.4	$0.3
Non-United States
Current	$4.7	$5.8	$7.8
Deferred	(1.0)	(2.2)	0.2
	$3.7	$3.6	$8.0
Total
Current	$9.2	$(2.5)	$(6.4)
Deferred	5.2	(13.1)	8.1
	$14.4	$(15.6)	$1.7

Effective Tax Rate Reconciliation

A reconciliation of the significant differences between the effective income tax rate and the federal statutory rate on earnings from continuing operations before income taxes for the fiscal years ended May 31 is as follows:

	2015	2014	2013
Computed federal statutory provision	35.0%	35.0%	35.0%
State income tax provision, net of federal income tax benefit	4.2%	43.9%	-9.9%
Difference in effective tax rates on earnings of foreign subsidiaries	3.7%	-82.8%	-3.0%
Charitable contributions	-1.1%	25.4%	-36.0%
Tax credits	-0.5%	5.9%	-2.9%
Valuation allowances	2.4%	-16.0%	70.6%
Uncertain Positions	11.5%	601.9%	—%
Other - net	-7.0%	65.0%	-28.0%
Effective tax rates	48.2%	678.3%	25.8%
Total provision for income taxes	$14.4	$(15.6)	$1.7

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

Unremitted Earnings

At May 31, 2015, the Company had not provided U.S. income taxes on accumulated but undistributed earnings of its non-U.S. subsidiaries of approximately $63.2 to the extent that such earnings are expected to be indefinitely reinvested. However, if any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings. Determining the unrecognized deferred tax liability related to those investments in these non-U.S. subsidiaries is not practicable. The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested.

Deferred Taxes

The significant components for deferred income taxes for the fiscal years ended May 31, including deferred income taxes related to discontinued operations, are as follows:

	2015	2014
Deferred tax assets
Tax uniform capitalization	$24.9	$26.6
Inventory reserves	27.2	29.5
Allowance for doubtful accounts	3.9	4.9
Other reserves	27.0	26.4
Post-retirement, post-employment and pension obligations	15.6	15.5
Tax carryforwards	29.5	33.4
Lease accounting	(0.4)	(0.3)
Other - net	25.0	20.4
Gross deferred tax assets	152.7	156.4
Valuation allowance	(28.3)	(30.0)
Total deferred tax assets	$124.4	$126.4
Deferred tax liabilities
Prepaid expenses	(0.9)	(1.0)
Depreciation and amortization	(36.0)	(40.3)
Total deferred tax liability	$(36.9)	$(41.3)
Total net deferred tax assets	$87.5	$85.1

Total net deferred tax assets of $87.5 at May 31, 2015 and $85.1 at May 31, 2014 include $81.0 and $81.0, respectively, reported in current assets. Total noncurrent deferred tax assets of $6.5 and $4.1 are reported in noncurrent assets at May 31, 2015 and 2014, respectively.

For the year ended May 31, 2015, the valuation allowance decreased by $1.7 and for the year ended May 31, 2014, the valuation allowance decreased by $1.9. The valuation allowance is based on the Company’s assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. The valuation allowance at May 31, 2015 relates to the Company's total foreign operating loss carryforwards of $109.1, principally in the UK, which do not expire. The benefits of uncertain tax positions are recorded in the financial statements only after determining a more likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities, in which case such benefits are included in long-term income taxes payable, reduced by the associated federal deduction for state taxes and non-U.S. tax credits, and may also include other long-term tax liabilities that are not uncertain but have not yet been paid. The interest and penalties related to these uncertain tax positions are recorded as part of the Company’s income tax expense and constitute part of the income tax liability on the Company’s Consolidated Balance Sheets.

The total amount of unrecognized tax benefits at May 31, 2015, 2014 and 2013 were $17.3, excluding $1.6 accrued for interest and penalties, $14.4, excluding $1.1 accrued for interest and penalties, and $35.5, excluding $6.5 for accrued interest and penalties, respectively. Of the total amount of unrecognized tax benefits at May 31, 2015, 2014 and 2013, $14.6, $11.7 and $21.8, respectively, would impact the Company’s effective tax rate.

During the years presented, the Company recognized interest and penalties related to unrecognized tax benefits in the provision for taxes in the Consolidated Financial Statements. The Company recognized an expense of $0.5, a benefit of $5.3, and an expense of $0.5 for the years ended May 31, 2015, 2014 and 2013, respectively.

A reconciliation of the unrecognized tax benefits for the fiscal years ended May 31 is as follows:

Gross unrecognized benefits at May 31, 2012	$38.7
Decreases related to prior year tax positions	(7.2)
Increase related to prior year tax positions	3.5
Increases related to current year tax positions	1.0
Settlements during the period	(0.5)
Lapse of statute of limitation	—
Gross unrecognized benefits at May 31, 2013	$35.5
Decreases related to prior year tax positions	(20.4)
Increase related to prior year tax positions	2.8
Increases related to current year tax positions	2.6
Settlements during the period	(1.8)
Lapse of statute of limitation	(4.3)
Gross unrecognized benefits at May 31, 2014	$14.4
Decreases related to prior year tax positions	(0.7)
Increase related to prior year tax positions	—
Increases related to current year tax positions	3.6
Settlements during the period	—
Lapse of statute of limitation	—
Gross unrecognized benefits at May 31, 2015	$17.3

Unrecognized tax benefits for the Company increased by $2.9 for the year ended May 31, 2015 and decreased by $21.1 for the year ended May 31, 2014, respectively. Although the timing of the resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next twelve months. However, given the number of years remaining subject to examination and the number of matters being examined, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

The Company, including subsidiaries, files income tax returns in the U.S., various states and various foreign jurisdictions. The Company is routinely audited by various tax authorities. The Company is currently under audit by the Internal Revenue Service for its fiscal years ended May 31, 2011 through 2013. The Company is currently under audit by New York City for its fiscal years ended May 31, 2008, 2009 and 2010. If any of these tax examinations are concluded within the next twelve months, the Company will make any necessary adjustments to its unrecognized tax benefits.

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

10. CAPITAL STOCK AND STOCK-BASED AWARDS

Class A Stock and Common Stock

Capital stock consisted of the following as of May 31, 2015:

	Class A Stock	Common Stock	Preferred Stock
Authorized	4,000,000	70,000,000	2,000,000
Reserved for Issuance	1,166,000	8,823,910	—
Outstanding	1,656,200	31,477,251	—

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

Stock-based awards

At May 31, 2015, the Company maintained three stockholder-approved stock-based compensation plans with regard to the Common Stock: the Scholastic Corporation 1995 Stock Option Plan (the “1995 Plan”), under which no further awards can be made; the Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”), under which no further awards can be made; and the Scholastic Corporation 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan was adopted in July 2011 and provides for the issuance of incentive stock options; options that are not so qualified, called non-qualified stock options; restricted stock; and other stock-based awards. On September 24, 2014, the stockholders approved an amendment to the 2011 Plan increasing the shares available for issuance pursuant to awards granted under the 2011 plan by 2,475,000 shares.

The Company’s stock-based awards vest over periods not exceeding four years. Provisions in the Company’s stock-based compensation plans allow for the acceleration of vesting for certain retirement-eligible employees, as well as in certain other events.

Stock Options – At May 31, 2015, non-qualified stock options to purchase 62,500 shares, 832,740 shares and 1,752,247 shares of Common Stock were outstanding under the 1995 Plan, the 2001 Plan and the 2011 Plan, respectively. During fiscal 2015, 609,453 options were granted under the 2011 Plan at a weighted average exercise price of $33.83.

At May 31, 2015, 2,375,171 shares of Common Stock were available for additional awards under the 2011 Plan.

The Company also maintains the 1997 Outside Directors Stock Option Plan (the “1997 Directors Plan”), a stockholder-approved stock option plan for outside directors under which no further awards may be made. The 1997 Directors Plan, as amended, provided for the automatic grant to each non-employee director on the date of each annual stockholders’ meeting of non-qualified stock options to purchase 6,000 shares of Common Stock. At May 31, 2015, options to purchase 60,000 shares of Common Stock were outstanding under the 1997 Directors Plan.

In September 2007, the stockholders approved the Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (the “2007 Directors Plan”). From September 2007 through September 2011, the 2007 Directors Plan provided for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of non-qualified stock options to purchase 3,000 shares of Common Stock at a purchase price per share equal to the fair market value of a share of Common Stock on the date of grant and 1,200 restricted stock units. In July 2012, the Board approved an amended and restated 2007 Outside Directors stock incentive Plan (the “Amended 2007 Directors Plan”), which was approved by the stockholders in September 2012. The Amended 2007 Directors Plan provides for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of stock options and restricted stock units with a value equal to a fixed dollar amount. Such dollar amount, as well as the split of such amount between stock options and restricted stock units, will be determined annually by the Board (or committee designated by the Board) in advance of the grant date. The value of the stock option portion of the annual grant is determined based on the Black-Scholes option pricing method, with the exercise price being the fair market value of the Common Stock on the grant date, and the value of the restricted stock unit portion is the fair market value of the Common Stock on the grant date. In September 2014, stock options and restricted stock units with a value of seventy thousand dollars for each non-employee director, with 40% of such value in the form of options and 60% in the form of restricted stock units, were approved, and an aggregate of 20,772 options at an exercise price of $33.53 per share and 11,268 restricted stock units were granted to the non-employee directors under the amended 2007 Directors Plan.

As of May 31, 2015, 180,639 options were outstanding under the Amended 2007 Directors Plan and 253,619 shares of Common Stock remained available for additional awards under the Amended 2007 Directors Plan.

The Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”) provided for the grant to Richard Robinson, the Chief Executive Officer of the Corporation as of the effective date of the Class A Plan, of options to purchase Class A Stock (the “Class A Options”). As of May 31, 2015, there were 1,166,000 Class A Options granted to Mr. Robinson outstanding under the Class A Plan, and no shares of Class A Stock remained available for additional awards under the Class A Plan.

Generally, options granted under the various plans may not be exercised for a minimum of one year after the date of grant and expire approximately ten years after the date of grant. The intrinsic value of these stock options is deductible by the Company for tax purposes upon exercise. The Company amortizes the fair value of stock options as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment for certain retirement-eligible employees, as well as in certain other events.

The following table sets forth the intrinsic value of stock options exercised, pretax stock-based compensation cost and related tax benefits for the Class A Stock and Common Stock plans for the fiscal years ended May 31:

	2015	2014	2013
Total intrinsic value of stock options exercised	$5.8	$4.6	$2.3
Stock-based compensation cost (pretax)	$11.3	$9.3	$6.3
Tax benefits related to stock-based compensation cost	$2.1	$1.7	$0.8
Weighted average grant date fair value per option	$11.41	$10.37	$9.77

Pretax stock-based compensation cost is recognized in Selling, general and administrative expenses. As of May 31, 2015, the total pretax compensation cost not yet recognized by the Company with regard to outstanding unvested stock options was $3.0. The weighted average period over which this compensation cost is expected to be recognized is 2.1 years. In fiscal 2015, 2014 and 2013, stock-based compensation cost included $2.5, $0.9 and $0.8 of expenses, respectively, recognized in discontinued operations.

The following table sets forth the stock option activity for the Class A Stock and Common Stock plans for the fiscal year ended May 31, 2015:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at May 31, 2014	4,355,367	$30.23
Granted	630,225	$33.82
Exercised	(876,410)	$30.83
Expired	(3,500)	$38.35
Cancellations and forfeitures	(51,556)	$32.10
Outstanding at May 31, 2015	4,054,126	$30.63	4.8	$56.0
Exercisable at May 31, 2015	2,888,567	$30.22	3.7	$41.1

Restricted Stock Units – In addition to stock options, the Company has issued restricted stock units to certain officers and key executives under the 2011 Plan (“RSUs”). The RSUs automatically convert to shares of Common Stock on a one-for-one basis as the award vests, which is typically over a four-year period beginning thirteen months from the grant date and thereafter annually on the anniversary of the grant date. There were 69,544 shares of Common Stock issued upon vesting of RSUs during fiscal 2015. The Company measures the value of RSUs at fair value based on the number of RSUs granted and the price of the underlying Common Stock on the grant date. The Company amortizes the fair value of outstanding Stock Units as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances.

The following table sets forth the RSU award activity for the fiscal years ended May 31:

	2015	2014	2013
RSUs granted	66,146	67,670	125,584
Weighted average grant date price per unit	$33.80	$30.34	$23.05

As of May 31, 2015, the total pretax compensation cost not yet recognized by the Company with regard to unvested RSUs was $1.9. The weighted average period over which this compensation cost is expected to be recognized is 1.8 years.

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

The following table sets forth the MSPP Stock Unit activity for the fiscal years ended May 31:

	2015	2014
MSPP Stock Units allocated	67,027	827
Purchase price per unit	$23.79	$21.15

At May 31, 2015, there were 378,385 shares of Common Stock remaining authorized for issuance under the MSPP.

As of May 31, 2015, the total pretax compensation cost not yet recognized by the Company with regard to unvested MSPP Stock Units under the MSPP was $0.1. The weighted average period over which this compensation cost is expected to be recognized is 1.5 years.

The following table sets forth the RSU and MSPP Stock Unit activity for the year ended May 31, 2015:

	Stock Units/RSUs	Weighted Average grant date fair value
Nonvested as of May 31, 2014	322,494	$21.33
Granted	133,173	$21.66
Vested	(129,695)	$25.64
Forfeited	(9,411)	$30.67
Nonvested as of May 31, 2015	316,561	$19.85

The total fair value of shares vested during the fiscal years ended May 31, 2015, 2014 and 2013 was $3.3, $5.0 and $6.4, respectively.

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

The following table sets forth the ESPP share activity for the fiscal years ended May 31:

	2015	2014
Shares issued	55,501	57,835
Weighted average purchase price per share	$31.98	$26.92

At May 31, 2015, there were 106,409 shares of Common Stock remaining authorized for issuance under the ESPP.

11. TREASURY STOCK

The Company has authorizations from the Board of Directors to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions, as summarized in the table below:

Authorization	Amount
September 2010	$44.0	(a)
Less repurchases	(34.1)
Remaining Board authorization at May 31, 2015	$9.9

(a)
Represents the remainder of a $200.0 authorization after giving effect to the purchase of 5,199,699 shares at $30.00 per share pursuant to a large share repurchase in the form of a modified Dutch auction tender offer that was completed by the Company on November 3, 2010 for a total cost of $156.0, excluding related fees and expenses.

During the twelve months ended May 31, 2015, the Company repurchased approximately 0.1 million shares on the open market for approximately $3.5 at an average cost of $31.64 per share.

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

Post-Retirement Benefits

The Company provides post-retirement benefits to eligible retired United States-based employees (the “Post-Retirement Benefits”) consisting of certain healthcare and life insurance benefits. Employees may become eligible for these benefits after completing certain minimum age and service requirements. Effective June 1, 2009, the Company modified the terms of the Post-Retirement Benefits, effectively excluding a large percentage of employees from the plan. At May 31, 2015, the unrecognized prior service credit remaining was less than $0.1.

The Medicare Prescription Drug, Improvement and Modernization Act (the “Medicare Act”) introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy of 28% to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D. The Company has determined that the Post-Retirement Benefits provided to its retiree population are in aggregate the actuarial equivalent of the benefits under Medicare Part D. As a result, in fiscal 2015, 2014 and 2013, the Company recognized a cumulative reduction of its accumulated post-retirement benefit obligation of $3.0, $3.1 and $3.1, respectively, due to the Federal subsidy under the Medicare Act.

The following table sets forth the weighted average actuarial assumptions utilized to determine the benefit obligations for the Pension Plan and the UK Pension Plan (collectively the “Pension Plans”), including the Post-Retirement Benefits, at May 31:

	Pension Plans			Post-Retirement Benefits
	2015	2014	2013	2015	2014	2013
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.7%	4.1%	4.0%	3.8%	4.0%	3.9%
Rate of compensation increase	4.1%	4.2%	4.4%	—	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.1%	4.0%	4.0%	4.0%	3.9%	3.9%
Expected long-term return on plan assets	5.4%	7.5%	7.3%	—	—	—
Rate of compensation increase	4.2%	4.4%	3.3%	—	—	—

To develop the expected long-term rate of return on assets assumption for the Pension Plans, the Company considers historical returns and future expectations. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an assumed weighted average long-term rate of return of 5.4%.

The following table sets forth the change in benefit obligation for the Pension Plans and Post-Retirement Benefits at May 31:

	Pension Plans		Post-Retirement Benefits
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$180.5	$185.6	$33.4	$36.2
Service cost	—	—	0.0	0.0
Interest cost	6.7	7.2	1.3	1.3
Plan participants’ contributions	—	—	0.3	0.4
Actuarial losses (gains)	11.4	(2.5)	3.8	(1.9)
Foreign currency translation	(3.6)	3.7	—	—
Settlement	(14.4)	(6.4)	—	—
Curtailment due to sale of segment	0.1	—	—	—
Benefits paid, including expenses	(7.6)	(7.1)	(2.5)	(2.6)
Benefit obligation at end of year	$173.1	$180.5	$36.3	$33.4

The following table sets forth the change in plan assets for the Pension Plans and Post-Retirement Benefits at May 31:

	Pension Plans		Post-Retirement Benefits
	2015	2014	2015	2014
Change in plan assets:
Fair value of plan assets at beginning of year	$188.6	$173.8	$—	$—
Actual return on plan assets	8.5	21.1	—	—
Employer contributions	1.3	4.6	2.2	2.2
Settlement	(14.4)	(6.4)	—	—
Benefits paid, including expenses	(7.6)	(7.1)	(2.5)	(2.6)
Plan participants’ contributions	—	—	0.3	0.4
Foreign currency translation	(2.7)	2.6	—	—
Fair value of plan assets at end of year	$173.7	$188.6	$—	$—

In fiscal 2015 and 2014, the Company recognized a pretax charge of $4.3 and $1.7, respectively, related to the lump sum settlements of certain U.S. pension obligations.

The following table sets forth the net funded status of the Pension Plans and Post-Retirement Benefits and the related amounts recognized on the Company’s Consolidated Balance Sheets at May 31:

	Pension Plans		Post-Retirement Benefits
	2015	2014	2015	2014
Non-current assets	$13.3	$19.4	$—	$—
Current liabilities	—	—	(2.6)	(2.6)
Non-current liabilities	(12.6)	(11.4)	(33.7)	(30.8)
Net funded balance	$0.7	$8.0	$(36.3)	$(33.4)

The following amounts were recognized in Accumulated other comprehensive income (loss) for the Pension Plans and Post-Retirement Benefits in the Company’s Consolidated Balance Sheets at May 31:

	2015			2014
	Pension Plans	Post - Retirement Benefits	Total	Pension Plans	Post - Retirement Benefits	Total
Net actuarial gain (loss)	$(54.0)	$(11.7)	$(65.7)	$(47.6)	$(9.3)	$(56.9)
Net prior service credit	—	(0.0)	—	—	0.3	0.3
Net amount recognized in Accumulated other comprehensive income (loss)	$(54.0)	$(11.7)	$(65.7)	$(47.6)	$(9.0)	$(56.6)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	2015		2014		2013
	Pension Plans	Post - Retirement Benefits	Pension Plans	Post - Retirement Benefits	Pension Plans	Post - Retirement Benefits
Service cost	$—	$0.0	$—	$0.0	$—	$0.0
Net amortization and deferrals	—	(0.2)	—	(0.2)	—	(0.4)
Lump sum settlement charge	4.3	—	1.7	—	—	—
Recognized net actuarial loss	1.4	1.3	1.8	2.2	2.2	3.0
Amounts reclassified from Accumulated other comprehensive income (loss)	$5.7	$1.1	$3.5	$2.0	$2.2	$2.6

The amounts reclassified out of Accumulated other comprehensive income (loss) were recognized in Selling, general and administrative expense.

The estimated net loss for the Pension Plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the Company’s fiscal year ending May 31, 2016 is $1.7. The estimated net loss and prior service credit for the Post-Retirement Benefits that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the fiscal year ending May 31, 2016 are $2.2 and less than $0.1, respectively. Income tax benefit of $2.5, income tax expense of $5.0 and income tax benefit of $8.4 were recognized in Accumulated other comprehensive loss at May 31, 2015, 2014 and 2013, respectively.

The following table sets forth information with respect to the Pension Plans with plan assets in excess of accumulated benefit obligations for the fiscal years ended May 31:

	2015	2014
Projected benefit obligations	$173.1	$180.5
Accumulated benefit obligations	172.2	179.5
Fair value of plan assets	173.7	188.6

The following table sets forth the net periodic (benefit) cost for the Pension Plans and Post-Retirement Benefits for the fiscal years ended May 31:

	Pension Plans			Post - Retirement Benefits
	2015	2014	2013	2015	2014	2013
Components of net periodic (benefit) cost:
Service cost	$—	$—	$—	$0.0	$0.0	$0.0
Interest cost	6.7	7.2	6.9	1.3	1.3	1.4
Expected return on assets	(9.3)	(12.7)	(10.5)	—	—	—
Net amortization and deferrals	—	—	—	(0.2)	(0.2)	(0.4)
Lump sum settlement charge	4.3	1.7	—	—	—	—
Recognized net actuarial loss	1.4	1.8	2.2	1.3	2.2	3.0
Net periodic (benefit) cost	$3.1	$(2.0)	$(1.4)	$2.4	$3.3	$4.0

Plan Assets

The Company’s investment policy with regard to the assets in the Pension Plans is to actively manage, within acceptable risk parameters, certain asset classes where the potential exists to outperform the broader market.

The following table sets forth the total weighted average asset allocations for the Pension Plans by asset category at May 31:

	2015	2014
Equity securities	29.2%	33.0%
Debt securities	64.6%	58.8%
Real estate	1.3%	1.1%
Other	4.9%	7.1%
	100.0%	100.0%

The following table sets forth the targeted weighted average asset allocations for the Pension Plans included in the Company’s investment policy:

	U.S. Pension Plan	UK Pension Plan
Equity	30%	40%
Debt and cash equivalents	70%	30%
Real estate and other	0%	30%
	100%	100%

The fair values of the Company’s Pension Plans’ assets are measured using Level 1, Level 2 and Level 3 fair value measurements. For a more complete description of fair value measurements see Note 18, “Fair Value Measurements.”

The following table sets forth the measurement of the Company’s Pension Plans’ assets at fair value by asset category at the respective dates:

	Assets at Fair Value as of May 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2.4	$—	$—	$2.4
Equity securities:
U.S. (1)	34.4	—	—	34.4
International (2)	4.7	11.7	—	16.4
Pooled, Common and Collective Funds (3)	—	101.8	—	101.8
Fixed Income (4)	—	10.4	—	10.4
Annuities	—	—	6.1	6.1
Real estate (5)	—	2.2	—	2.2
Total	$41.5	$126.1	$6.1	$173.7

	Assets at Fair Value as of May 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7.1	$—	$—	$7.1
Equity securities:
U.S. (1)	39.8	—	—	39.8
International (2)	10.3	12.1	—	22.4
Pooled, Common and Collective Funds (3)	—	101.3	—	101.3
Fixed Income (4)	—	9.7	—	9.7
Annuities	—	—	6.2	6.2
Real estate (5)	—	2.1	—	2.1
Total	$57.2	$125.2	$6.2	$188.6

(1)	Funds which invest in a diversified portfolio of publicly traded U.S. common stocks of large-cap, medium-cap and small-cap companies. There are no restrictions on these investments.

(2)	Funds which invest in a diversified portfolio of publicly traded common stock of non-U.S. companies, primarily in Europe and Asia. There are no restrictions on these investments.

(3)	Funds which invest in bond index funds available to certain qualified retirement plans but not traded openly in any public exchanges.

(4)	Funds which invest in a diversified portfolio of publicly traded government bonds, corporate bonds and mortgage-backed securities. There are no restrictions on these investments.

(5)
Represents assets of a non-U.S. entity plan invested in a fund whose underlying investments are comprised of properties. The fund has publicly available quoted market prices and there are no restrictions on these investments.

The Company has purchased annuities to service fixed payments to certain retired plan participants in the UK. These annuities are purchased from investment grade counterparties. These annuities are not traded on open markets, and are therefore valued based upon the actuarial determined valuation, and related assumptions, of the underlying projected benefit obligation, a Level 3 valuation technique. The fair value of these assets was $6.1 and $6.2 at May 31, 2015 and May 31, 2014, respectively.

The following table summarizes the changes in fair value of these Level 3 assets for the fiscal years ended May 31, 2015 and 2014:

Balance at May 31, 2013	$6.1
Actual Return on Plan Assets:
Relating to assets still held at May 31, 2014	(0.1)
Relating to assets sold during the year	—
Purchases, sales and settlements, net	(0.3)
Transfers in and/or out of Level 3	—
Foreign currency translation	0.5
Balance at May 31, 2014	$6.2
Actual Return on Plan Assets:
Relating to assets still held at May 31, 2015	0.7
Relating to assets sold during the year	—
Purchases, sales and settlements, net	(0.3)
Transfers in and/or out of Level 3	—
Foreign currency translation	(0.5)
Balance at May 31, 2015	$6.1

Contributions

In fiscal 2016, the Company expects to contribute $1.3 to the Pension Plans.

Estimated future benefit payments

The following table sets forth the expected future benefit payments under the Pension Plans and the Post-Retirement Benefits by fiscal year:

		Post - Retirement
	Pension Benefits	Benefit Payments	Medicare Subsidy Receipts
2016	$16.8	$2.9	$0.3
2017	10.9	2.8	0.3
2018	10.6	2.8	0.3
2019	10.5	2.7	0.3
2020	10.2	2.6	0.3
2020-2024	47.3	12.9	1.5

Assumed health care cost trend rates at May 31:

	2015	2014
Health care cost trend rate assumed for the next fiscal year	7.0%	7.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2022	2021

Assumed health care cost trend rates could have a significant effect on the amounts reported for the post-retirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	2015	2014
Total service and interest cost - 1% increase	$0.1	$0.1
Total service and interest cost - 1% decrease	(0.1)	(0.1)
Post-retirement benefit obligation - 1% increase	4.2	3.6
Post-retirement benefit obligation - 1% decrease	(3.6)	(3.1)

Defined contribution plans

The Company also provides defined contribution plans for certain eligible employees. In the United States, the Company sponsors a 401(k) retirement plan and has contributed $7.9, $7.5 and $8.0 for fiscal 2015, 2014 and 2013, respectively.

13. ACCRUED SEVERANCE

The table below provides information regarding Accrued severance, which is included in “Other accrued expenses” on the Company’s Consolidated Balance Sheets.

	2015	2014
Beginning balance	$1.2	$3.3
Accruals	9.6	10.5
Payments	(8.8)	(12.6)
Ending balance	$2.0	$1.2

The Company implemented cost reduction and restructuring programs in fiscal 2015, recognizing severance expense of $8.9. The Company also implemented cost saving initiatives in fiscal 2014, recognizing severance expense of $9.9.

14. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the Basic and Diluted earnings (loss) per share computation for the fiscal years ended May 31:

	2015	2014	2013
Earnings (loss) from continuing operations attributable to Class A and Common Shares	$15.4	$13.2	$4.8
Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	279.1	31.1	26.2
Net income (loss) attributable to Class A and Common Shares	294.5	44.3	31.0
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	32.7	32.0	31.8
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.7	0.5	0.6
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	33.4	32.5	32.4

Earnings (loss) per share of Class A Stock and Common Stock
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.47	$0.42	$0.15
Earnings (loss) from discontinued operations, net of tax	$8.53	$0.97	$0.82
Net income (loss)	$9.00	$1.39	$0.97
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.46	$0.41	$0.15
Earnings (loss) from discontinued operations, net of tax	$8.34	$0.95	$0.80
Net income (loss)	$8.80	$1.36	$0.95

Earnings from continuing operations exclude earnings of $0.1, $0.1 and $0.1 for the years ended May 31, 2015, 2014 and 2013, respectively, for earnings attributable to participating RSUs.

In a period in which the Company reports a discontinued operation, Earnings (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive. There were no potentially anti-dilutive shares outstanding pursuant to compensation plans as of May 31, 2015.

A portion of the Company’s RSUs granted to employees participates in earnings through cumulative non-forfeitable dividends payable to the employees upon vesting of the RSUs. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method.

Options outstanding pursuant to compensation plans were 4.1 million and 4.4 million as of May 31, 2015 and 2014, respectively.

As of May 31, 2015, $9.9 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors.

See Note 11, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

15. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following at May 31:

	2015	2014

Accrued payroll, payroll taxes and benefits	$44.3	$41.7
Accrued bonus and commissions	32.6	29.2
Accrued other taxes	26.7	27.3
Accrued advertising and promotions	33.4	35.6
Accrued insurance	7.8	8.3
Other accrued expenses	28.8	29.5
Total accrued expenses	$173.6	$171.6

16. OTHER FINANCIAL DATA

Other financial data consisted of the following for the fiscal years ended May 31:

	2015	2014	2013
Advertising expense	$129.7	$123.4	$135.8
Prepublication and production costs	51.7	57.4	61.5
Amortization of prepublication and production costs	30.4	32.9	26.6
Foreign currency transaction gain (loss)	0.1	(1.0)	(0.5)
Purchases related to contractual commitments for minimum print quantities	68.2	62.8	54.8

	2015	2014
Unredeemed credits issued in conjunction with the Company’s school-based book club and book fair operations (included in other accrued expenses)	$9.3	$10.4

	2015	2014
Components of Accumulated other comprehensive income (loss):
Foreign Currency Translation	(31.9)	(16.6)
Pension Obligations (net of tax of $20.6 and $18.1)	(45.1)	(38.6)
Accumulated other comprehensive income (loss)	$(77.0)	$(55.2)

17. DERIVATIVES AND HEDGING

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings, and it recognizes the unrealized gain or loss in other current assets or liabilities. The notional value of the contracts as of May 31, 2015 and 2014 were $19.7 and $13.9, respectively. Unrealized gains of $0.3 and unrealized losses of $0.3 were recognized at May 31, 2015 and May 31, 2014, respectively. These amounts are reported in Selling, general and administrative expenses.

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

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, debt and foreign currency forward contracts. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The Company employs Level 2 fair value measurements for the disclosure of the fair value of its various lines of credit. For a more complete description of fair value measurements employed, see Note 4, “Debt.” The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure. See Note 17, “Derivatives and Hedging,” for a more complete description of fair value measurements employed.

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

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets and liabilities. For the fair value measurements employed by the Company for goodwill see Note 8, “Goodwill and Other Intangibles." For the fair value measurements employed by the Company for certain property, plant and equipment, production assets, investments and prepublication assets the Company assessed future expected cash flows attributable to these assets.

The following tables present non-financial assets that were measured and recognized at fair value on a non-recurring basis and the total impairment losses and additions recognized on those assets:

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to other investments and acquisitions
	May 31, 2015	Level 1	Level 2	Level 3	May 31, 2015
Property, plant and equipment, net	—	—	—	—	7.5	—
Goodwill	—	—	—	—	5.4	—
Production assets	—	—	—	—	2.9	—

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to other investments and acquisitions
	May 31, 2014	Level 1	Level 2	Level 3	May 31, 2014
Investments	$—	$—	$—	$—	$5.8	$1.0
Property, plant and equipment, net	—	—	—	—	7.6	—
Goodwill	—	—	—	—	13.4	—
Prepublication assets	—	—	—	—	5.7	—

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended
	May 31, 2013	Level 1	Level 2	Level 3	May 31, 2013	Additions due to acquisitions
Other intangible assets	0.3	—	—	0.3	—	0.3
Property, plant and equipment, net	—	—	—	—	5.2	—
Prepublication assets	—	—	—	—	2.0	—

19. SUBSEQUENT EVENTS

On July 22, 2015, the Board of Directors declared a regular cash dividend of $0.150 per Class A and Common share in respect of the first quarter of fiscal 2016. The dividend is payable on September 15, 2015 to shareholders of record on August 31, 2015.

On July 22, 2015, the Board of Directors authorized an additional $50.0 for the share buy-back program, to be funded with available cash, pursuant to which the Company may purchase Common shares from time to time, as conditions allow, on the open market or in negotiated private transactions. Accordingly, as of the date of this Report, approximately $59.9 is available for future purchases of Common shares under the current authorization of the Board of Directors.

The actual number of shares to be purchased and the timing and pricing of any purchases under the share repurchase program will depend on future market conditions and upon potential alternative uses for the Company's available cash.  There is no assurance that any shares will be purchased under the share repurchase program and the Company may elect to modify, suspend or discontinue the program at any time without prior notice.  Any common stock acquired through the share repurchase program will be held as treasury shares and may be used for general corporate purposes.

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS

OF SCHOLASTIC CORPORATION

We have audited the accompanying consolidated balance sheets of Scholastic Corporation as of May 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2015. Our audits also included the financial statement schedule included in the Index at Item 15(c). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scholastic Corporation at May 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Scholastic Corporation’s internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 29, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

July 29, 2015

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS

OF SCHOLASTIC CORPORATION

We have audited Scholastic Corporation’s internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Scholastic Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Scholastic Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Scholastic Corporation as of May 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2015, and our report dated July 29, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

July 29, 2015

Supplementary Financial Information
Summary of Quarterly Results of Operations

(Unaudited, amounts in millions except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Ended May 31,
2015
Revenues	$190.5	$611.1	$346.5	$487.7	$1,635.8
Cost of goods sold	113.4	258.1	174.1	212.9	758.5
Earnings (loss) from continuing operations	(53.9)	67.6	(15.7)	17.5	15.5
Earnings (loss) from discontinued operations, net of tax	19.8	0.9	(6.4)	264.8	279.1
Net income (loss)	(34.1)	68.5	(22.1)	282.3	294.6
Earnings (loss) per share of Class A and Common Stock:
Basic:
Earnings (loss) from continuing operations (1)	(1.67)	2.06	(0.48)	0.53	0.47
Earnings (loss) from discontinued operations, net of tax (1)	0.62	0.03	(0.20)	8.04	8.53
Net income (loss) (1)	(1.05)	2.09	(0.68)	8.57	9.00
Diluted:
Earnings (loss) from continuing operations (1)	(1.67)	2.02	(0.48)	0.52	0.46
Earnings (loss) from discontinued operations, net of tax (1)	0.62	0.03	(0.20)	7.78	8.34
Net income (loss) (1)	(1.05)	2.05	(0.68)	8.30	8.80
2014
Revenues	$178.2	$558.0	$336.3	$489.0	$1,561.5
Cost of goods sold	104.0	232.2	165.8	223.0	725.0
Earnings (loss) from continuing operations	(53.9)	52.3	(7.1)	22.0	13.3
Earnings (loss) from discontinued operations, net of tax	24.0	6.0	(5.0)	6.1	31.1
Net income (loss)	(29.9)	58.3	(12.1)	28.1	44.4
Earnings (loss) per share of Class A and Common Stock:
Basic:
Earnings (loss) from continuing operations (1)	(1.69)	1.64	(0.22)	0.68	0.42
Earnings (loss) from discontinued operations, net of tax (1)	0.75	0.18	(0.16)	0.19	0.97
Net income (loss) (1)	(0.94)	1.82	(0.38)	0.87	1.39
Diluted:
Earnings (loss) from continuing operations (1)	(1.69)	1.62	(0.22)	0.67	0.41
Earnings (loss) from discontinued operations, net of tax (1)	0.75	0.18	(0.16)	0.18	0.95
Net income (loss) (1)	(0.94)	1.80	(0.38)	0.85	1.36

(1) The sum of the quarters may not equal the full year basic and diluted earnings per share since each quarter is calculated separately.

Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A | Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of May 31, 2015, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management (with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer), after conducting an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2015.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting as of May 31, 2015, which is included herein. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2015 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B | Other Information

None.

Part III

Item 10 | Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2015 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Certain information regarding the Corporation’s Executive Officers is set forth in Part I - Item 1 - Business.

Item 11 | Executive Compensation

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2015 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2015 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13 | Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2015 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14 | Principal Accounting Fees and Services

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2015 to be filed pursuant to Regulation 14A under the Exchange Act.

Part IV

Item 15 | Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:

The following Consolidated Financial Statements are included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”:

Consolidated Statements of Operations for the years ended May 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss) for the years ended May 31, 2015, 2014 and 2013

Consolidated Balance Sheets at May 31, 2015 and 2014

Consolidated Statement of Changes in Stockholders’ Equity for the years ended May 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended May 31, 2015, 2014 and 2013

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

(a)(3) and (b)

Exhibits:

2.1
Stock and Asset Purchase Agreement dated as of April 23, 2015, by and among Houghton Mifflin Harcourt Publishing Company, as Purchaser, Scholastic Corporation, as Parent Seller, and Scholastic Inc., as Seller. Schedules and similar attachments to this Exhibit 2.1 have been omitted in accordance with Regulation S-K Item 601(b)(2). Scholastic Corporation agrees to furnish supplementally a copy of all omitted schedules and similar attachments to the SEC upon its request.

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

10.2
Scholastic Corporation 1997 Outside Directors’ Stock Option Plan, amended and restated as of May 25, 1999 (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 23, 1999, SEC File No. 000-19860) (the “1999 10-K”), together with Amendment No. 1, dated September 20, 2001 (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 14, 2002, SEC File No. 000-19860), Amendment No. 2, effective as of September 23, 2003 (incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement as filed with the SEC on August 19, 2003, SEC File No. 000-19860), and Amendment No. 3, effective as of May 25, 2006 (incorporated by reference to the Corporation's Annual Report on Form 10-K as filed with the SEC on August 9, 2006, SEC File No. 000-19860) (the “2006 10-K”) and Amendment No. 4, effective as of  May 21, 2013, (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on July 29, 2013, SEC File No. 000-19860) (the “2013 10-K”).

10.3	Scholastic Corporation Director’s Deferred Compensation Plan, amended and restated effective as of September 23, 2008 (incorporated by reference to the 2009 10-K).

10.4
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

10.5*
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

10.6*
Form of Restricted Stock Unit Agreement under the 2007 Directors’ Plan effective as of September 23, 2008 (incorporated by reference to the 2009 10-K) and the Form of Restricted Stock Unit Agreement, effective as of September 19, 2012 (incorporated by reference to the November 30, 2012 10-Q).

10.7
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

10.8	Form of Stock Unit Agreement under the 2001 Plan (incorporated by reference to the August 31, 2009 10-Q).

10.9	Amended and Restated Guidelines for Stock Units granted under the 2001 Plan, amended and restated as of July 21, 2009 (incorporated by reference to the August 31, 2009 10-Q).

10.10*	Form of Non-Qualified Stock Option Agreement under the 2001 Plan (incorporated by reference to the August 31, 2009 10-Q).

10.11
Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”) (incorporated by reference to Appendix A to the Corporation’s definitive Proxy Statement as filed with the SEC on August 2, 2004, SEC File No. 000-19860), Amendment No. 1, effective as of May 25, 2006 (incorporated by reference to the 2006 10-K), Amendment No. 2, dated July 18, 2006 (incorporated by reference to Appendix C to the Corporation’s definitive Proxy Statement as filed with the SEC on August 22, 2006, SEC File No. 000-19860), and Amendment No. 3, dated as of March 20, 2007 (incorporated by reference to the February 28, 2007 10-Q).

10.12	Form of Class A Option Agreement under the Class A Plan (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 8, 2005, SEC File No. 000-19860).

10.13
Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the November 30, 2011 10-Q) Amendment No. 1 to the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the 2013 10-K) and Amendment No. 2 to the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on December 22, 2014, SEC File No. 000-19860).

10.14	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the November 30, 2011 10-Q).

10.15	Form of Stock Option Agreement under the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the November 30, 2011 10-Q).

10.16
Severance Agreement, dated September 26, 2013, between Scholastic Corporation and Maureen O’Connell(incorporated by reference to the Corporation’s Form 10-Q as filed with the SEC on December 19, 2013, SEC File No. 000-19860) (the “November 30, 2013 Form 10-Q”).

10.17	Scholastic Corporation 2013 Executive Performance Incentive Plan (incorporated by reference to the November 30, 2013 Form 10-Q).

10.18
Landlord’s Offer Notice dated October 16, 2013 and Company’s Acceptance Letter dated December 13, 2013 (incorporated by reference to the Corporation’s Current Report on Form 8-K as filed with the SEC on December 19, 2013, SEC File No. 000-19860).

10.19
Purchase and Sale Agreement between ISE 555 Broadway, LLC (as Seller) and Scholastic Inc. (as Purchaser) dated January 21, 2014 (incorporated by reference to the Corporation’s Form 10-Q as filed with the SEC on March 27, 2014, SEC File No. 000-19860).

10.20*
Letter Agreement, dated May 28, 2015, between Scholastic Inc. and Margery Mayer (incorporated by reference to the Corporation's Current Report on Form 8-K as filed with the SEC on June 2, 2015, SEC File No. 000-19860).

21	Subsidiaries of the Corporation, as of May 31, 2015.

23	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer of the Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Document **

101.DEF	XBRL Taxonomy Extension Definitions Document **

101.LAB	XBRL Taxonomy Extension Labels Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

*	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	July 29, 2015	SCHOLASTIC CORPORATION

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

Signature	Title	Date

/s/ Richard Robinson	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	July 29, 2015
Richard Robinson

/s/ Maureen O’Connell	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (principal financial officer)	July 29, 2015
Maureen O’Connell

/s/ Kenneth Cleary	Senior Vice President, Chief Accounting Officer (principal accounting officer)	July 29, 2015
Kenneth Cleary

/s/ James W. Barge	Director	July 29, 2015
James W. Barge

/s/ Marianne Caponnetto	Director	July 29, 2015
Marianne Caponnetto

/s/ John L. Davies	Director	July 29, 2015
John L. Davies

/s/ Andrew S. Hedden	Director	July 29, 2015
Andrew S. Hedden

Signature	Title	Date

/s/ Mae C. Jemison	Director	July 29, 2015
Mae C. Jemison

/s/ Peter M. Mayer	Director	July 29, 2015
Peter M. Mayer

/s/ Augustus K. Oliver	Director	July 29, 2015
Augustus K. Oliver

/s/ Richard M. Spaulding	Director	July 29, 2015
Richard M. Spaulding

/s/ Peter Warwick	Director	July 29, 2015
Peter Warwick

/s/ Margaret A. Williams	Director	July 29, 2015
Margaret A. Williams

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K

YEAR ENDED MAY 31, 2015

ITEM 15(c)

S-1

Schedule II

Valuation and Qualifying Accounts and Reserves

					(Amounts in millions) Years ended May 31,
	Balance at Beginning of Year	Expensed	Write-Offs and Other		Balance at End of Year
2015
Allowance for doubtful accounts	$15.6	$10.6	$11.3		$14.9
Reserve for returns	27.0	53.9	53.0	(1)	27.9
Reserves for obsolescence	81.8	21.7	22.4		81.1
Reserve for royalty advances	85.3	3.6	2.1		86.8
2014
Allowance for doubtful accounts	$18.0	$7.3	$9.7		$15.6
Reserve for returns	26.0	56.5	55.5	(1)	27.0
Reserves for obsolescence	83.8	23.7	25.7		81.8
Reserve for royalty advances	79.5	6.5	0.7		85.3
2013
Allowance for doubtful accounts	$24.9	$5.8	$12.7		$18.0
Reserve for returns	57.1	48.3	79.4	(1)	26.0
Reserves for obsolescence	82.2	26.2	24.6		83.8
Reserve for royalty advances	75.6	4.9	1.0		79.5

(1)	Represents actual returns charged to the reserve

S-2