Form 10-Q
period 2015-08-31
SCHOLASTIC CORP
filed 2015-09-25
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2015	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of August 31, 2015

Common Stock, $.01 par value	32,431,219
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended August 31,
	2015	2014
Revenues	$191.2	$190.5
Operating costs and expenses:
Cost of goods sold	114.5	113.4
Selling, general and administrative expenses (exclusive of depreciation and amortization)	145.7	150.8
Depreciation and amortization	10.5	13.1
Total operating costs and expenses	270.7	277.3
Operating income (loss)	(79.5)	(86.8)
Interest income (expense), net	(0.1)	(0.9)
Earnings (loss) from continuing operations before income taxes	(79.6)	(87.7)
Provision (benefit) for income taxes	(30.7)	(33.8)
Earnings (loss) from continuing operations	(48.9)	(53.9)
Earnings (loss) from discontinued operations, net of tax	(0.5)	19.8
Net income (loss)	$(49.4)	$(34.1)
Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic:
Earnings (loss) from continuing operations	$(1.46)	$(1.67)
Earnings (loss) from discontinued operations, net of tax	$(0.02)	$0.62
Net income (loss)	$(1.48)	$(1.05)
Diluted:
Earnings (loss) from continuing operations	$(1.46)	$(1.67)
Earnings (loss) from discontinued operations, net of tax	$(0.02)	$0.62
Net income (loss)	$(1.48)	$(1.05)
Dividends declared per Class A and Common Share	$0.150	$0.150

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended August 31,
	2015	2014
Net income (loss)	$(49.4)	$(34.1)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(7.3)	0.5
Pension and post-retirement adjustments (net of tax)	0.7	0.5
Total other comprehensive income (loss)	$(6.6)	$1.0
Comprehensive income (loss)	$(56.0)	$(33.1)

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	August 31, 2015	May 31, 2015	August 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$250.3	$506.8	$15.4
Restricted cash held in escrow	32.0	34.5	—
Accounts receivable, net	148.0	193.8	156.3
Inventories, net	367.0	257.6	376.3
Deferred income taxes	81.1	81.0	81.0
Prepaid expenses and other current assets	121.1	33.7	96.9
Current assets of discontinued operations	0.9	3.1	98.5
Total current assets	1,000.4	1,110.5	824.4
Property, plant and equipment, net	434.0	439.7	459.8
Prepublication costs, net	50.6	51.7	53.4
Royalty advances, net	40.0	39.3	38.3
Goodwill	116.2	116.3	121.8
Other intangibles	6.8	6.8	8.0
Noncurrent deferred income taxes	5.9	6.5	4.4
Other assets and deferred charges	53.1	51.5	52.5
Noncurrent assets of discontinued operations	—	—	118.2
Total noncurrent assets	706.6	711.8	856.4
Total assets	$1,707.0	$1,822.3	$1,680.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$5.7	$6.0	$13.9
Accounts payable	224.3	146.8	219.5
Accrued royalties	39.8	26.8	42.9
Deferred revenue	42.1	21.5	36.8
Other accrued expenses	140.1	173.6	142.9
Accrued income taxes	3.6	158.8	3.6
Current liabilities of discontinued operations	3.0	14.1	81.2
Total current liabilities	458.6	547.6	540.8
Noncurrent Liabilities:
Long-term debt	—	—	185.0
Other noncurrent liabilities	68.9	69.8	62.3
Total noncurrent liabilities	68.9	69.8	247.3

Commitments and Contingencies	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	598.7	591.5	582.3
Accumulated other comprehensive income (loss)	(83.6)	(77.0)	(54.2)
Retained earnings	985.4	1,039.9	726.1
Treasury stock at cost	(321.4)	(349.9)	(361.9)
Total stockholders’ equity	1,179.5	1,204.9	892.7
Total liabilities and stockholders’ equity	$1,707.0	$1,822.3	$1,680.8

 See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31, 2015	August 31, 2014
Cash flows - operating activities:
Net income (loss)	(49.4)	(34.1)
Earnings (loss) from discontinued operations, net of tax	(0.5)	19.8
Earnings (loss) from continuing operations	(48.9)	(53.9)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	1.5	1.9
Provision for losses on inventory	4.0	5.0
Provision for losses on royalty advances	0.9	0.9
Amortization of prepublication and production costs	6.8	7.2
Depreciation and amortization	10.6	13.2
Amortization of pension and post-retirement actuarial gains and losses	1.0	0.7
Deferred income taxes	0.1	(0.3)
Stock-based compensation	1.4	1.6
Income from equity investments	(1.2)	(0.7)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	40.5	54.4
Inventories	(116.4)	(124.8)
Prepaid expenses and other current assets	(71.6)	(52.0)
Deferred promotion costs	(6.5)	(6.1)
Royalty advances	(1.8)	(1.9)
Accounts payable	52.2	82.3
Other accrued expenses	(31.6)	(28.7)
Accrued income taxes	(151.3)	(13.7)
Accrued royalties	13.3	12.2
Deferred revenue	20.9	16.8
Pension and post-retirement liabilities	(1.3)	(1.4)
Other noncurrent liabilities	(0.2)	(0.3)
Other, net	(4.7)	(1.1)
Total adjustments	(233.4)	(34.8)
Net cash provided by (used in) operating activities of continuing operations	(282.3)	(88.7)
Net cash provided by (used in) operating activities of discontinued operations	(9.4)	32.9
Net cash provided by (used in) operating activities	(291.7)	(55.8)

Cash flows - investing activities:
Prepublication and production expenditures	(5.9)	(8.0)
Additions to property, plant and equipment	(5.6)	(7.2)
Other investment and acquisition related payments	(0.5)	(0.6)
Net cash provided by (used in) investing activities of continuing operations	(12.0)	(15.8)
Changes in restricted cash held in escrow for discontinued assets	2.5	—
Net cash provided by (used in) investing activities of discontinued operations	—	(5.9)
Net cash provided by (used in) investing activities	(9.5)	(21.7)

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31, 2015	August 31, 2014
Cash flows - financing activities:
Net borrowings (repayments) under credit agreement and revolving loan	—	65.0
Borrowings under lines of credit	9.0	59.7
Repayments of lines of credit	(9.3)	(61.5)
Repayment of capital lease obligations	(0.1)	(0.0)
Proceeds pursuant to stock-based compensation plans	30.1	12.6
Payment of dividends	(5.0)	(4.8)
Net collections (remittances) under transition services agreement	16.7	—
Other	3.9	1.0
Net cash provided by (used in) financing activities	45.3	72.0
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.0
Net increase (decrease) in cash and cash equivalents	(256.5)	(5.5)
Cash and cash equivalents at beginning of period	506.8	20.9
Cash and cash equivalents at end of period	$250.3	$15.4

See accompanying notes

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

1. BASIS OF PRESENTATION

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned and majority-owned subsidiaries (collectively, “Scholastic” or the “Company”). Intercompany transactions are eliminated in consolidation. These financial statements have not been audited but reflect those adjustments consisting of normal recurring items that management considers necessary for a fair presentation of financial position, results of operations, comprehensive income (loss) and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (the “Annual Report”).

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2015 relate to the twelve-month period ended May 31, 2015.

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book fair and book club channels and most of its Education businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channel and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Trade sales can vary through the year due to varying release dates of published titles. The Company generally experiences a loss from operations in the first and third quarters of each fiscal year.

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

New Accounting Pronouncements

ASU 2015-11
In July 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, as part of its Simplification Initiative. The update is designed to reduce the complexity related to the subsequent measurement of inventory. It

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The new update requires entities that measure inventory using any method other than last-in, first-out or the retail inventory method to measure inventory at the lower of cost and net realizable value. If net realizable value of inventory is lower than inventory cost, the difference is recognized as a loss in earnings in the period in which it occurs. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of this update on its consolidated financial position, results of operations and cash flows.

ASU 2015-07:
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent), to Accounting Standards Codification 820, Fair Value Measurement, which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of:

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

The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. The Company is not currently utilizing the practical expedient and, as such, the amendments in this update are not applicable to the Company.

ASU 2015-03:
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, to simplify presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. When the amendments are adopted, the Company should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The Company notes that revolving-debt arrangements are outside the scope of ASU 2015-03 and as such the Company will make a policy election to continue to treat any remaining unamortized debt issuance costs, related to revolving-debt arrangements, as an asset. As the Company's only debt issuance costs related to a revolving-debt arrangement, the Company has concluded that ASU 2015-03 will not have an impact on the consolidated financial position of the Company.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

ASU 2014-09 and ASU 2015-14:
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
Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The update provides guidance for transactions that are not otherwise addressed comprehensively in authoritative guidance (for example, service revenue, contract modifications, and licenses of intellectual property). The amendments in this update are to be applied on a retrospective basis, either to each prior reporting period presented or by presenting the cumulative effect of applying the update recognized at the date of initial application.
In August 2015, the FASB issued Accounting Standards Update 2015-14-Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date established in ASU 2014-09. The amendments in ASU 2014-09 are now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The Company is evaluating the adoption methodology and the impact of this update on its consolidated financial position, results of operations and cash flows.
ASU 2014-08:
In April 2014, the FASB issued an update to the authoritative guidance related to the reporting of discontinued operations. The amendments in this update address the criteria for reporting discontinued operations and enhance convergence of the FASB’s and the IASB's reporting requirements for discontinued operations. The amendments revise the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures for discontinued operations. The amendments are to be applied prospectively to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The amendments became effective for the Company in the current fiscal year.

2. DISCONTINUED OPERATIONS

The Company continuously evaluates its portfolio of businesses for both impairment and economic viability, as well as for possible strategic dispositions. The Company monitors the expected cash proceeds to be realized from the disposition of discontinued operations’ assets, and adjusts asset values accordingly.

During the first quarter of fiscal 2016, there were no new transactions that were classified as discontinued operations.

During fiscal 2015, the Company closed or sold several operations. All of these businesses are classified as discontinued operations in the Company’s condensed consolidated financial statements.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Educational Technology and Services Business

On May 29, 2015, the Company completed the sale of substantially all of the assets comprising its former educational technology and services (“Ed Tech”) business and accordingly has categorized this business as a discontinued operation. The consideration received was $577.7, of which $34.5 was deposited in escrow as security for potential indemnification and other obligations and $2.7 was received in estimated working capital adjustments. In connection with the sale of the Ed Tech business to the purchaser, the Company entered into a transition services agreement whereby the Company will provide administrative, distribution and other services to the purchaser for a minimum of 6 months and up to a maximum of 24 months. Transition service fees under this agreement are recorded as a reduction to Selling, general and administrative expenses.

As of August 31, 2015, a majority of the escrow is subject to release periodically over the next 11 months upon fulfillment of certain service levels under the transition services agreement between the purchaser and the Company and is presented as Restricted cash held in escrow on the condensed consolidated balance sheets. As of August 31, 2015, $2.5 was released from Restricted cash held in escrow in accordance with the transition services agreement.

All Other Discontinued Operations

During fiscal 2015, the Company completed a restructuring of the businesses comprising its former Media, Licensing and Advertising segment and discontinued a subscription-based print magazine business, the animation and audio production business, and the game console digital content business, all of which were previously reported in such segment.

The following table summarizes the operating results of the discontinued operations for the fiscal quarter ended August 31, 2015:

	Ed Tech	All Other	Total
Revenues	$—	$0.1	$0.1
Operating costs and expenses	0.6	0.4	1.0
Earnings (loss) before income taxes	$(0.6)	$(0.3)	$(0.9)
Provision (benefit) for income taxes	(0.3)	(0.1)	(0.4)
Earnings (loss) from discontinued operations, net of tax	$(0.3)	$(0.2)	$(0.5)

The following table summarizes the operating results of the discontinued operations for the fiscal quarter ended August 31, 2014:

	Ed Tech	All Other	Total
Revenues	$90.2	$3.1	$93.3
Operating costs and expenses (1)	55.9	4.0	59.9
Earnings (loss) before income taxes	$34.3	$(0.9)	$33.4
Provision (benefit) for income taxes	13.9	(0.3)	13.6
Earnings (loss) from discontinued operations, net of tax	$20.4	$(0.6)	$19.8

(1) Operating costs and expenses included costs related to unabsorbed overhead burden associated with the Ed Tech business of $3.9.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table sets forth the assets and liabilities of the discontinued operations included in the condensed consolidated balance sheets of the Company:

	August 31, 2015	May 31, 2015	August 31, 2014
Accounts receivable, net	$0.4	$2.5	$82.8
Inventories, net	0.1	0.1	14.2
Prepaid expenses and other current assets	0.4	0.5	1.5
Current assets of discontinued operations	$0.9	$3.1	$98.5

Property, plant and equipment, net	—	—	1.3
Prepublication costs, net	—	—	88.5
Royalty advances, net	—	—	1.1
Goodwill	—	—	22.7
Other intangibles, net	—	—	4.2
Other assets and deferred charges	—	—	0.4
Noncurrent assets of discontinued operations	$—	$—	$118.2

Accounts payable	0.1	0.1	13.1
Accrued royalties	0.7	0.7	4.6
Deferred revenue	0.1	0.1	51.0
Other accrued expenses	2.1	13.2	12.5
Current liabilities of discontinued operations	$3.0	$14.1	$81.2

As of August 31 and May 31, 2015, assets and liabilities of discontinued operations primarily related to insignificant continuing cash flows from passive activities. As of May 31, 2015, other accrued expenses within the current liabilities of discontinued operations included payables for accrued costs of $12.2 related to the sale of the Ed Tech business that had not been paid as of May 31, 2015. These costs directly relate to the discontinued operations of the Ed Tech business and a majority were paid in the first quarter of fiscal 2016.

3. SEGMENT INFORMATION

The Company categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution; Education; and International. This classification reflects the nature of products and services consistent with the method by which the Company’s chief operating decision-maker assesses operating performance and allocates resources.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Children’s Book Publishing & Distribution (1)	Education (1)	Overhead (1) (2)	Total Domestic	International (1)	Total
Three months ended August 31, 2015
Revenues	$68.1	$50.0	$—	$118.1	$73.1	$191.2
Bad debt expense	0.4	(0.0)	—	0.4	1.1	1.5
Depreciation and amortization (3)	7.7	2.8	4.8	15.3	2.0	17.3
Segment operating income (loss)	(57.5)	(2.8)	(16.5)	(76.8)	(2.7)	(79.5)
Segment assets at 8/31/15	470.0	164.8	821.7	1,456.5	249.6	1,706.1
Goodwill at 8/31/15	40.9	65.4	—	106.3	9.9	116.2
Expenditures for long-lived assets including royalty advances	10.0	1.5	4.7	16.2	2.0	18.2
Long-lived assets at 8/31/15	140.7	86.4	380.2	607.3	67.9	675.2
Three months ended August 31, 2014
Revenues	$59.0	$46.8	$—	$105.8	$84.7	$190.5
Bad debt expense	0.5	0.2	—	0.7	1.2	1.9
Depreciation and amortization (3)	9.3	2.9	5.7	17.9	2.4	20.3
Segment operating income (loss)	(60.8)	(2.6)	(20.4)	(83.8)	(3.0)	(86.8)
Segment assets at 8/31/14	485.8	169.7	540.9	1,196.4	267.7	1,464.1
Goodwill at 8/31/14	46.3	65.4	—	111.7	10.1	121.8
Expenditures for long-lived assets including royalty advances	17.6	1.7	0.9	20.2	3.1	23.3
Long-lived assets at 8/31/14	161.9	91.4	384.5	637.8	66.9	$704.7

(1)
As discussed in Note 2, “Discontinued Operations,” the Company closed or sold several operations during fiscal 2015. All of these businesses are classified as discontinued operations in the Company’s financial statements and, as such, are not reflected in this table.

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

(3)	Includes depreciation of property, plant and equipment and amortization of intangible assets, and prepublication and production costs.

4. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	August 31, 2015	May 31, 2015	August 31, 2014
Loan Agreement:
Revolving Loan (interest rates of n/a, n/a and 1.4%, respectively)	$—	$—	$185.0
Unsecured lines of credit (weighted average interest rates of 3.5%, 3.8% and 2.3%, respectively)	$5.7	$6.0	$13.9
Total debt	$5.7	$6.0	$198.9
Less lines of credit, short-term debt and current portion of long-term debt	(5.7)	(6.0)	(13.9)
Total long-term debt	$—	$—	$185.0

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The fair value of the Company's debt approximates the carrying value for all periods presented.

The following table sets forth the maturities of the Company’s debt obligations as of August 31, 2015, for the twelve-month periods ending August 31,

2016	$5.7
2017	—
2018	—
2019	—
Total debt	$5.7

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

As of August 31, 2015, the indicated spread on Base Rate Advances was 0.18% and the indicated spread on Eurodollar Rate Advances was 1.18%, both based on the Company’s prevailing consolidated debt to total capital ratio.

The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At August 31, 2015, the facility fee rate was 0.20%.

As of August 31, 2015, the Company had no outstanding borrowings under the Loan Agreement.

At August 31, 2015, the Company had open standby letters of credit totaling $0.4 under the Loan Agreement.

The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at August 31, 2015, the Company was in compliance with these covenants.

Lines of Credit

As of August 31, 2015, the Company had domestic unsecured money market bid rate credit lines totaling $25.0. Outstanding borrowings under these credit lines were $0.0, $0.0 and $7.5 at August 31, 2015, May 31, 2015 and August 31, 2014, respectively. At August 31, 2015, the Company had open standby letters of credit totaling $4.9 under the domestic unsecured money market bid rate credit lines. As of August 31, 2015, availability under these unsecured money market bid rate credit lines totaled $20.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

As of August 31, 2015, the Company had equivalent local currency credit lines totaling $23.7. Outstanding borrowings under these lines of credit totaled $5.7, $6.0 and $6.4 at August 31, 2015, May 31, 2015 and August 31, 2014, respectively. As of August 31, 2015, the equivalent amounts available totaled $18.0, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

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

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the three month periods ended August 31, 2015 and 2014, respectively:

	Three months ended August 31,
	2015	2014
Earnings (loss) from continuing operations attributable to Class A and Common Shares	$(48.9)	$(53.9)
Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	(0.5)	19.8
Net income (loss) attributable to Class A and Common Shares	$(49.4)	$(34.1)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	33.4	32.4
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	*	*
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	*	*
Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(1.46)	$(1.67)
Earnings (loss) from discontinued operations, net of tax	$(0.02)	$0.62
Net income (loss)	$(1.48)	$(1.05)
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(1.46)	$(1.67)
Earnings (loss) from discontinued operations, net of tax	$(0.02)	$0.62
Net income (loss)	$(1.48)	$(1.05)

* In each of the three month periods ended August 31, 2015 and 2014, the Company experienced a loss from continuing operations and therefore did not report any dilutive share impact.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table sets forth Options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	August 31, 2015	August 31, 2014
Options outstanding pursuant to stock-based compensation plans (in millions)	3.1	4.0

In a period in which the Company reports a discontinued operation, Earnings (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive. There were no potentially dilutive shares outstanding pursuant to compensation plans for the three months ended August 31, 2015.

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

As of August 31, 2015, $59.9 remained available for future purchases of common shares under the current repurchase authorization of the Board of Directors. See Note 11, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

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

The following table summarizes the activity in Goodwill for the periods indicated:

	Three months ended August 31, 2015	Twelve months ended May 31, 2015	Three months ended August 31, 2014
Gross beginning balance	$155.9	$156.0	$156.0
Accumulated impairment	(39.6)	(34.2)	(34.2)
Beginning balance	$116.3	$121.8	$121.8
Impairment charge	—	(5.4)	—
Foreign currency translation	(0.1)	(0.1)	0.0
Gross ending balance	$155.8	$155.9	$156.0
Accumulated impairment	(39.6)	(39.6)	(34.2)
Ending balance	$116.2	$116.3	$121.8

The following table summarizes the activity in Total other intangibles for the periods indicated:

	Three months ended August 31, 2015	Twelve months ended May 31, 2015	Three months ended August 31, 2014
Beginning balance - Other intangibles subject to amortization	$4.7	$5.8	$5.8
Additions	0.5	0.8	0.6
Amortization expense	(0.5)	(1.9)	(0.5)
Total other intangibles subject to amortization, net of accumulated amortization of $17.8, $17.3 and $15.8, respectively	$4.7	$4.7	$5.9
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$6.8	$6.8	$8.0

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Amortization expense for Total other intangibles was $0.5 and $0.5 for the three months ended August 31, 2015 and 2014, respectively. Intangible assets with definite lives consist principally of customer lists, covenants not to compete and trademark rights. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 4 years.

8. INVESTMENTS

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $27.6, $26.3 and $18.8 at August 31, 2015, May 31, 2015 and August 31, 2014, respectively.

On March 19, 2015, the Company purchased a 48.5% equity interest in Make Believe Ideas Limited (MBI), a UK-based children's book publishing company. MBI is a highly-regarded publisher of innovative books for children, celebrated for well-designed books that encourage creativity and early learning. Under the purchase agreement, and subject to its provisions, the Company will purchase the remaining outstanding shares in MBI after four years. The remaining controlling interest is held by a single third party and therefore the Company accounted for the investment using the equity method of accounting. The net value of this investment was $7.8, $7.3 and $0.0 at August 31, 2015, May 31, 2015 and August 31, 2014, respectively.

The Company’s 26.2% non-controlling interest in a children’s book publishing business located in the UK is accounted for using the equity method of accounting. The net value of this investment was $18.7, $17.9 and $18.8 at August 31, 2015, May 31, 2015 and August 31, 2014, respectively.

Income from equity investments reported in "Selling, general and administrative expenses" in the Consolidated Statements of Operations totaled $1.2 and $0.7 for the three months ended August 31, 2015 and 2014, respectively.

The Company has other equity and cost method investments that had a net value of $1.1, $1.1 and $0.0 at August 31, 2015, May 31, 2015 and August 31, 2014, respectively.

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

	Pension Plans		Post-Retirement Benefits
	Three months ended August 31,		Three months ended August 31,
	2015	2014	2015	2014
Components of net periodic cost (credit):
Service cost	$—	$—	$0.0	$0.0
Interest cost	1.5	1.7	0.3	0.3
Expected return on assets	(1.9)	(2.5)		—
Net amortization of prior service credit	—	—	(0.0)	(0.0)
Amortization of (gain) loss	0.4	0.3	0.6	0.4
Net periodic cost (credit)	$0.0	$(0.5)	$0.9	$0.7

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the three months ended August 31, 2015, the Company made no contribution to the U.S. Pension Plan and contributed $0.3 to the UK Pension Plan.

The Company expects, based on actuarial calculations, to contribute cash of approximately $1.3 to the Pension Plans for the fiscal year ending May 31, 2016.

In the current fiscal year, the U.S. Pension Plan's funding status is sufficient to allow participants to receive "lump sum" payments at the participant's request. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation when paid. If these requests exceed $4.6 in the current fiscal year, the Company will recognize a settlement charge related to net unrecognized pension benefit costs in respect of lump sum benefit payments made.

10. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended August 31,
	2015	2014
Stock option expense	$0.7	$0.8
Restricted stock unit expense	0.6	0.7
Management stock purchase plan	0.0	0.0
Employee stock purchase plan	0.1	0.1
Total stock-based compensation expense	$1.4	$1.6

During the three month periods ended August 31, 2015 and 2014, respectively, approximately 1.0 million and 0.5 million shares of Common Stock were issued by the Corporation pursuant to its stock-based compensation plans. For the three month periods ended August 31, 2015 and 2014, respectively, total stock-based compensation expense included $0.0 and $0.2 of expenses, respectively, recognized in discontinued operations.

11. TREASURY STOCK

The Board of Directors (the "Board") has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. The table below represents the remaining Board authorization:

Board Authorization	Amount
September 2010	$44.0	(a)
Additional authorization July 2015	50.0
Less repurchases made under the authorization as of September 2010	(34.1)
Remaining Board authorization at August 31, 2015	$59.9

(a)  Represents the remainder of a $200.0 authorization after giving effect to the purchase of 5,199,699 shares at $30.00 per share pursuant to a large share repurchase in the form of a modified Dutch auction tender offer that was completed by the Company on November 3, 2010 for a total cost of $156.0 , excluding related fees and expenses.

On July 22, 2015, the Board authorized an additional $50.0 for the share buy-back program, to be funded with available cash. There were no repurchases of Common Stock made during the three months ended August 31, 2015. The Company’s repurchase program may be suspended at any time without prior notice.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the activity in Accumulated other comprehensive income (loss), net of tax, by component for the period indicated:

	Three months ended August 31, 2015
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance	$(31.9)	$(45.1)	$(77.0)
Less: amount reclassified from Accumulated other comprehensive income (loss)	(7.3)	0.7	$(6.6)
Other comprehensive income (loss)	(7.3)	0.7	(6.6)
Ending balance	$(39.2)	$(44.4)	$(83.6)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended August 31,		Affected line items in the condensed consolidated statements of operations
	2015	2014
Employee benefit plans:
Amortization of prior service cost (credit)	$(0.0)	$(0.0)	Selling, general and administrative
Amortization of unrecognized gain (loss) included in net periodic cost (credit)	1.0	0.7	Selling, general and administrative
Less: Tax effect	(0.3)	(0.2)	Income tax expense (benefit)
Total expense, net of tax	$0.7	$0.5

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

Level 2 and level 3 inputs are employed by the Company in the fair value measurement of these assets and liabilities. For the fair value measurements employed by the Company for goodwill see Note 7, “Goodwill and Other Intangibles." For the fair value measurements employed by the Company for certain property, plant and equipment, production assets, investments and prepublication assets, the Company assesses future expected cash flows attributable to these assets.

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

The Company’s annual effective tax rate, exclusive of discrete items, unbenefitted foreign losses, and release of associated valuation allowances, used to calculate the interim tax provision is expected to be approximately 40%. The interim effective tax rate, inclusive of discrete items, was 38.6% for the three month period ended August 31, 2015.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

15. DERIVATIVES AND HEDGING

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings, and it recognizes the unrealized gain or loss in other current assets or liabilities. The notional value of the contracts as of August 31, 2015 and 2014 were $16.2 and $24.7, respectively. Unrealized gains of $1.1 and unrealized losses of $0.3 were recognized at August 31, 2015 and 2014, respectively, for the three month periods then ended. These amounts are reported in "Selling, general and administrative expenses" in the condensed consolidated statements of operations.

16. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following as of the dates indicated:

	August 31, 2015	May 31, 2015	August 31, 2014
Accrued payroll, payroll taxes and benefits	$41.2	$44.3	$40.4
Accrued bonus and commissions	10.9	32.6	12.4
Accrued other taxes	21.6	26.7	23.1
Accrued advertising and promotions	29.8	33.4	29.8
Accrued insurance	7.8	7.8	8.6
Other accrued expenses	28.8	28.8	28.6
Total accrued expenses	$140.1	$173.6	$142.9

17. SUBSEQUENT EVENTS

The Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the second quarter of fiscal 2016. The dividend is payable on December 15, 2015 to shareholders of record as of the close of business on October 30, 2015.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenue from continuing operations in the quarter ended August 31, 2015 was $191.2 million, compared to $190.5 million in the prior fiscal year quarter, an increase of $0.7 million. The Company reported a net loss per share of $1.48 in the quarter, compared to $1.05 per share in the prior fiscal year quarter, which reflects both continuing and discontinued operations. The reported net loss for the prior fiscal year quarter reflects the benefit of earnings of the former educational technology and services ("Ed Tech") business which was sold at the end of fiscal 2015 and is reported as a discontinued operation. The Company typically records a loss in the first fiscal year quarter, when most U.S. schools are not in session.

As the new school year begins, educators and families are still adapting to higher standards and more challenging tests, and are more focused than ever on independent reading as a critical tool to help young people develop higher level thinking skills that lead to success. The need for more books that kids want to read is a key growth driver for all of the Company's businesses, including the Education segment which delivered first quarter gains in classroom books and summer reading book packs. With closely aligned core businesses, the Company is in a unique position to offer customizable, comprehensive literacy solutions, including books for independent reading delivered through clubs and fairs, classroom magazines and instructional reading and writing programs, along with consulting services, in tailored offerings to meet the specific needs of its customers.

In the quarter ended August 31, 2015, revenue increases primarily reflected higher sales in the trade channel, gains in classroom books, branded libraries and summer reading programs and higher custom and digital sales in the consumer magazine channel. The first fiscal year quarter is not significant for clubs and fairs since most schools are not in session. The continued strength of the U.S. dollar overseas resulted in unfavorable foreign currency translation of $11.7 million on international revenues. Excluding the effects of foreign currency, international revenues in the first quarter of fiscal 2016 were marginally better than the prior fiscal year quarter in local currency terms. Selling, general and administrative expenses in the first quarter of fiscal 2016 included $1.4 million of severance expenses as a result of the Company's cost reduction programs and $1.0 million of expenses related to a warehouse optimization project in the Company's book fairs operations.

Results of Operations – Consolidated

Revenues for the quarter ended August 31, 2015 increased to $191.2 million, compared to $190.5 million in the prior fiscal year quarter. The revenue increase in the Children’s Book Publishing and Distribution segment was driven by increased sales from trade channels, which increased 22%, and continued growth in the Education segment, which increased 7%, partially offset by lower reported sales in the International segment of 14%, due to foreign exchange.

Components of Cost of goods sold for the three months ended August 31, 2015 and 2014 are as follows:

	Three months ended August 31,
	2015		2014
($ amounts in millions)	$	% of Revenue	$	% of Revenue
Product, service and production costs	$55.0	28.8%	$55.6	29.2%
Royalty costs	15.6	8.2%	13.1	6.9%
Prepublication and production amortization	6.7	3.5%	7.2	3.8%
Postage, freight, shipping, fulfillment and other	37.2	19.4%	37.5	19.6%
Total	$114.5	59.9%	$113.4	59.5%

Cost of goods sold as a percentage of revenue for the quarter ended August 31, 2015 slightly increased to 59.9%, compared to 59.5% in the prior fiscal year quarter. Slightly higher cost of goods sold as a percentage of revenue was due to higher cost of product in international markets using U.S. sourced product.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Selling, general and administrative expenses in the quarter ended August 31, 2015 decreased to $145.7 million, compared to $150.8 million in the prior fiscal year quarter. The decrease was attributable to foreign currency translation on international expenses of $5.1 million, lower domestic employee related expenses of $2.4 million and lower unabsorbed overhead burden as costs are being offset by transition service fees under the transition services agreement with the purchaser of the Ed Tech business. This was partially offset by higher severance expense of $0.7 million related to cost reduction programs, $1.0 million related to a warehouse optimization project in the Company's book fairs operations and the acceleration of certain strategic technology spending during the current fiscal quarter.

Depreciation and amortization expenses in the quarter ended August 31, 2015 decreased to $10.5 million, compared to $13.1 million in the prior fiscal year quarter. The decrease was primarily attributable to lower capitalized technology costs in the prior fiscal year quarter.

For the three month period ended August 31, 2015, net interest expense decreased to $0.1 million, from $0.9 million in the prior fiscal year quarter. The decrease in the period was due to the reduction in outstanding borrowings on the Revolving Loan.

The Company’s effective tax rate for the first quarter of fiscal 2015 was 38.6%, compared to 38.5% in the prior fiscal year quarter. For the full year, the Company expects an effective tax rate, inclusive of discrete items, of approximately 43%.

Loss from continuing operations for the quarter ended August 31, 2015 decreased to $48.9 million, compared to a loss from continuing operations of $53.9 million in the prior fiscal year quarter. The loss from continuing operations per share of Class A Stock and Common Stock was $1.46, in the quarter ended August 31, 2015, compared to $1.67 in the prior fiscal year quarter.

Loss from discontinued operations, net of tax, for the quarter ended August 31, 2015 was $0.5 million, compared to earnings from discontinued operations, net of tax, of $19.8 million in the prior fiscal year quarter. The decrease in earnings was attributable to the absence of the Ed Tech business which was sold at the end of fiscal 2015.

Net loss for the quarter ended August 31, 2015 increased by $15.3 million to a net loss of $49.4 million, compared to a net loss of $34.1 million in the prior fiscal year quarter. Net loss per share of Class A Stock and Common Stock was $1.48 in the quarter ended August 31, 2015, compared to a net loss of $1.05 in the prior fiscal year quarter.

Results of Continuing Operations

Children’s Book Publishing and Distribution

	Three months ended August 31,
($ amounts in millions)	2015	2014	$ change	% change
Revenues	$68.1	$59.0	$9.1	15.4%
Cost of goods sold	42.7	37.7	5.0	13.3%
Other operating expenses *	82.9	82.1	0.8	1.0%
Operating income (loss)	$(57.5)	$(60.8)	$3.3
Operating margin	—	—

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2015 increased to $68.1 million, compared to $59.0 million in the prior fiscal year quarter. Trade channel revenues increased $8.5 million due to strong frontlist titles and the continued strong performances of Harry Potter and the updated Minecraft handbook series, partially offset by lower sales of animated programming in the trade group's media operations of $2.0 million. Popular frontlist titles in the current fiscal year quarter included Star Wars: Jedi Academy #3: The Phantom Bully; Wings of Fire

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Book 7: Winter Turning; Captain Underpants and the Sensational Saga of Sir Stinks-A-Lot by Dav Pilkey; Really Professional Internet Person by Jenn McAllister; and Ann Martin’s The Baby-Sitters Club®: The Truth About Stacey, the second graphic novel adapted by Raina Telgemeier. Revenues from the book clubs and book fairs channels were relatively flat, increasing by $0.6 million when compared to the prior fiscal year quarter. Revenues from these channels generally are not significant in the first quarter as most schools are not in session. Sales of the Minecraft series handbook titles across all Children’s Book Publishing and Distribution channels totaled $4.0 million in the quarter ended August 31, 2015, compared to $3.7 million in the prior fiscal year quarter.

Cost of goods sold for the quarter ended August 31, 2015 was $42.7 million, or 63% of revenues, compared to $37.7 million, or 64% of revenues, in the prior fiscal year quarter. The three month period ended August 31, 2015 experienced modestly lower prepublication amortization costs.

Other operating expenses of $82.9 million for the quarter ended August 31, 2015 were comparable to $82.1 million in the prior fiscal year quarter. Other operating expenses include $1.0 million of expenses related to a warehouse optimization project in the Company's book fairs operation.

Segment operating loss for the three months ended August 31, 2015 improved to a loss of $57.5 million, compared to a loss of $60.8 million in the prior fiscal year quarter, primarily due to the strong trade channel sales benefiting from a strong demand for multiple titles as discussed above. The segment generally experiences a loss in the first quarter as the school channels are incurring expenses for the upcoming school year, but do not yet have significant revenues.

Education

	Three months ended August 31,
($ amounts in millions)	2015	2014	$ change	% change
Revenues	$50.0	$46.8	$3.2	6.8%
Cost of goods sold	21.1	19.8	1.3	6.6%
Other operating expenses *	31.7	29.6	2.1	7.1%
Operating income (loss)	$(2.8)	$(2.6)	$(0.2)
Operating margin	—	—

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2015 increased to $50.0 million, compared to $46.8 million in the prior fiscal year quarter. The increase was primarily driven by higher sales of the Company's classroom books and literacy initiatives, including summer reading programs and branded libraries, as well as higher sales of consumer magazine custom and digital publishing and classroom reading programs. Slightly offsetting the increase were lower sales of teaching resource materials.

Cost of goods sold for the fiscal year quarter ended August 31, 2015 was $21.1 million, or 42% of revenues, which was flat compared to $19.8 million, or 42% of revenues, in the prior fiscal year quarter.

Other operating expenses increased to $31.7 million for the quarter ended August 31, 2015, compared to $29.6 million in the prior fiscal year quarter. The modest increase is due to higher employee-related expenses.

Segment operating loss in the fiscal year quarter ended August 31, 2015 increased by $0.2 million compared to the prior fiscal year quarter. The segment generally experiences a loss in the first fiscal quarter as the business incurs expenses for the upcoming school year, but does not yet have significant revenues.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

International

	Three months ended August 31,
($ amounts in millions)	2015	2014	$ change	% change
Revenues	$73.1	$84.7	$(11.6)	-13.7%
Cost of goods sold	38.9	43.7	(4.8)	-11.0%
Other operating expenses *	36.9	44.0	(7.1)	-16.1%
Operating income (loss)	$(2.7)	$(3.0)	$0.3
Operating margin	—	—

*Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended August 31, 2015 decreased to $73.1 million, compared to $84.7 million in the prior fiscal year quarter, as a result of unfavorable foreign exchange translation of $11.7 million due to a stronger U.S. dollar. Total local currency revenues across the Company's foreign operations were flat when compared to the prior fiscal year quarter. Local currency revenues from Australia and New Zealand increased $1.8 million, primarily on increased sales of local titles within the Australia trade channel. In addition, local currency revenues increased $1.5 million from the Company's Asia operations primarily led by operations in India, Indonesia, Malaysia, and the Philippines. This was offset by lower local currency revenues in the UK of $1.9 million, driven by lower sales within the trade and book clubs channels, and from the Company's export and foreign rights channel of $1.2 million. Local currency revenues in Canada were relatively flat, decreasing $0.1 million.

Cost of goods sold for the quarter ended August 31, 2015 was $38.9 million, or 53% of revenues, relatively flat when compared to $43.7 million, or 52% of revenues, in the prior fiscal year quarter.

Other operating expenses for the quarter ended August 31, 2015 were $36.9 million, compared to $44.0 million in the prior fiscal year quarter. The decrease in the quarter was due to lower promotional and salary related costs.

Segment operating loss for the quarter ended August 31, 2015 decreased by $0.3 million compared to the prior fiscal year quarter. This was primarily driven by the increased sales in the Australia trade channel and lower promotional and salary related costs within the segment.

Overhead

Unallocated overhead expense for the quarter ended August 31, 2015 decreased by $3.9 million to $16.5 million, from $20.4 million in the prior fiscal year quarter, primarily due to lower depreciation expense attributable to lower capitalized technology costs in the prior fiscal year quarter and lower employee-related expenses, as well as lower unabsorbed overhead burden as costs are being offset by transition service fees under the transition services agreement with the purchaser of the Ed Tech business. This was slightly offset by $0.7 million in higher severance expenses related to cost reduction programs and the acceleration of certain strategic technology spending during the quarter ended August 31, 2015.

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

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $250.3 million at August 31, 2015, $506.8 million at May 31, 2015 and $15.4 million at August 31, 2014. Cash and cash equivalents held by the Company’s U.S. operations totaled $234.9 million at August 31, 2015, $491.2 million at May 31, 2015 and $2.0 million at August 31, 2014.

Cash used in operating activities was $291.7 million for the three months ended August 31, 2015, compared to cash used in operating activities of $55.8 million for the prior fiscal year quarter, representing an increase in cash used in operating activities of $235.9 million. In the quarter ended August 31, 2015, income tax payments, net of refunds, exceeded the prior fiscal year quarter by $155.3 million, primarily driven by income tax payments of approximately $186 million resulting from the gain on the sale of the Ed Tech business recognized in fiscal 2015. Changes in operating assets and liabilities were driven by the change in accounts payable, resulting in an increase in the use of cash of $30.1 million, and the change in receivables, resulting in lower cash provided of $13.9 million compared to the prior fiscal year quarter. Discontinued operations resulted in lower cash provided of $42.3 million compared to the prior fiscal year quarter, driven by the former Ed Tech business which was sold in the prior fiscal year.

Cash used in investing activities was $9.5 million for the three months ended August 31, 2015, compared to $21.7 million in the prior fiscal year quarter, representing lower cash used in investing activities of $12.2 million. The decrease was driven by $3.7 million of lower capital and prepublication spending, primarily in the Children's Book Publishing and Distribution segment. A release of cash from the escrow established in connection with the sale of the Ed Tech business, provided $2.5 million of cash from investing activities. Discontinued operations resulted in a decrease in the use of cash of $5.9 million, primarily driven by the sale of the Ed Tech business in the prior fiscal year. The Company expects increased investment in the current fiscal year as the Company continues to transform its technology solutions.

Cash provided by financing activities was $45.3 million for the three months ended August 31, 2015, compared to cash provided by financing activities of $72.0 million for the prior fiscal year quarter, representing a decrease in cash provided by financing activities of $26.7 million. As part of the transition services agreement with the purchaser of the Ed Tech business, the Company collects receivables on behalf of the purchaser, pays vendors on behalf of the purchaser and remits the net funds in the following month. This resulted in cash provided by financing activities of $16.7 million. In addition, the Company experienced higher proceeds pursuant to employee stock plans of $17.5 million in the three months ended August 31, 2015, offset by higher net borrowing activity under the Revolving Loan in the three months ended August 31, 2014 of $65.0 million.

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May. In the current fiscal year quarter, due to the proceeds from the sale of the Ed Tech business, borrowings were not needed in the first quarter of fiscal 2016.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, dividends, currently authorized common share repurchases, debt service, planned capital expenditures and other investments. As of August 31, 2015, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $250.3 million, cash from operations, and funding available under the Revolving Loan totaling approximately $425.0 million. Additionally, the Company has short-term credit facilities of $48.7 million, less current borrowings of $5.7 million and commitments of $4.9 million, resulting in $38.1 million of current availability at August 31, 2015. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

Financing

Loan Agreement

There were no outstanding borrowings under the Loan Agreement as of August 31, 2015. For a more complete description of the Company’s Loan Agreement, see Note 4 of Notes to condensed consolidated financial statements-unaudited in Item 1, “Financial Statements.”

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of August 31, 2015. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of August 31, 2015:

($ amounts in millions)	Fiscal Year Maturity
	2016(1)	2017	2018	2019	2020	Thereafter	Total	Fair Value @ 8/31/2015
Debt Obligations
Lines of Credit and current portion of long-term debt	$5.7	$—	$—	$—	$—	$—	$5.7	$5.7
Average interest rate	3.5%	—	—	—	—	—

(1)	Fiscal 2016 includes the remaining nine months of the current fiscal year ending May 31, 2016.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of August 31, 2015, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

SCHOLASTIC CORPORATION
(Registrant)

Date: September 25, 2015	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board, President and Chief Executive Officer

Date: September 25, 2015	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED AUGUST 31, 2015
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