Form 10-Q
period 2015-11-30
SCHOLASTIC CORP
filed 2015-12-18
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2015	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of November 30, 2015

Common Stock, $.01 par value	32,665,166
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2015	2014	2015	2014
Revenues	$601.8	$611.1	$793.0	$801.6
Operating costs and expenses:
Cost of goods sold	257.1	258.1	371.6	371.5
Selling, general and administrative expenses (exclusive of depreciation and amortization)	229.0	226.6	374.7	377.4
Depreciation and amortization	10.6	12.6	21.1	25.7
Asset impairments	—	2.9	—	2.9
Total operating costs and expenses	496.7	500.2	767.4	777.5
Operating income (loss)	105.1	110.9	25.6	24.1
Interest income (expense), net	(0.5)	(1.0)	(0.6)	(1.9)
Gain (loss) on investments	2.2	0.6	2.2	0.6
Earnings (loss) from continuing operations before income taxes	106.8	110.5	27.2	22.8
Provision (benefit) for income taxes	41.6	42.9	10.9	9.1
Earnings (loss) from continuing operations	65.2	67.6	16.3	13.7
Earnings (loss) from discontinued operations, net of tax	(0.3)	0.9	(0.8)	20.7
Net income (loss)	$64.9	$68.5	$15.5	$34.4
Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic:
Earnings (loss) from continuing operations	$1.90	$2.06	$0.48	$0.42
Earnings (loss) from discontinued operations, net of tax	$(0.01)	$0.03	$(0.02)	$0.64
Net income (loss)	$1.89	$2.09	$0.46	$1.06
Diluted:
Earnings (loss) from continuing operations	$1.85	$2.02	$0.47	$0.41
Earnings (loss) from discontinued operations, net of tax	$(0.01)	$0.03	$(0.03)	$0.63
Net income (loss)	$1.84	$2.05	$0.44	$1.04
Dividends declared per Class A and Common Share	$0.150	$0.150	$0.300	$0.300

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended November 30,		Six months ended November 30,
	2015	2014	2015	2014
Net income (loss)	$64.9	$68.5	$15.5	$34.4
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(0.9)	(8.0)	(8.2)	(7.5)
Pension and post-retirement adjustments (net of tax)	0.8	(2.0)	1.5	(1.5)
Total other comprehensive income (loss)	$(0.1)	$(10.0)	$(6.7)	$(9.0)
Comprehensive income (loss)	$64.8	$58.5	$8.8	$25.4

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	November 30, 2015	May 31, 2015	November 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$360.9	$506.8	$42.9
Restricted cash held in escrow	24.7	34.5	—
Accounts receivable, net	252.2	193.8	244.4
Inventories, net	332.0	257.6	333.0
Deferred income taxes	81.2	81.0	81.0
Prepaid expenses and other current assets	59.1	33.7	51.4
Current assets of discontinued operations	0.6	3.1	57.8
Total current assets	1,110.7	1,110.5	810.5
Property, plant and equipment, net	438.9	439.7	450.2
Prepublication costs, net	48.9	51.7	52.7
Royalty advances, net	41.7	39.3	38.6
Goodwill	116.2	116.3	121.8
Other intangibles	8.1	6.8	7.7
Noncurrent deferred income taxes	5.6	6.5	5.9
Other assets and deferred charges	53.1	51.5	45.1
Noncurrent assets of discontinued operations	—	—	118.6
Total noncurrent assets	712.5	711.8	840.6
Total assets	$1,823.2	$1,822.3	$1,651.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$12.0	$6.0	$9.2
Capital lease obligations	1.1	0.3	0.3
Accounts payable	207.8	146.8	174.6
Accrued royalties	36.9	26.8	37.2
Deferred revenue	74.7	21.5	69.0
Other accrued expenses	161.8	173.3	172.2
Accrued income taxes	3.5	158.8	17.9
Current liabilities of discontinued operations	1.6	14.1	65.9
Total current liabilities	499.4	547.6	546.3
Noncurrent Liabilities:
Long-term debt	—	—	95.0
Capital lease obligations	7.9	0.4	0.4
Other noncurrent liabilities	67.8	69.4	60.6
Noncurrent liabilities of discontinued operations	—	—	0.6
Total noncurrent liabilities	75.7	69.8	156.6

Commitments and Contingencies	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	600.7	591.5	585.2
Accumulated other comprehensive income (loss)	(83.7)	(77.0)	(64.2)
Retained earnings	1,045.1	1,039.9	789.7
Treasury stock at cost	(314.4)	(349.9)	(362.9)
Total stockholders’ equity	1,248.1	1,204.9	948.2
Total liabilities and stockholders’ equity	$1,823.2	$1,822.3	$1,651.1

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Six months ended November 30,
	2015	2014
Cash flows - operating activities:
Net income (loss)	15.5	34.4
Earnings (loss) from discontinued operations, net of tax	(0.8)	20.7
Earnings (loss) from continuing operations	16.3	13.7
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	5.8	6.1
Provision for losses on inventory	9.1	10.3
Provision for losses on royalty advances	1.7	2.0
Amortization of prepublication and production costs	13.8	15.3
Depreciation and amortization	21.3	25.9
Amortization of pension and post-retirement actuarial gains and losses	2.2	4.9
Deferred income taxes	0.3	(2.3)
Stock-based compensation	6.5	6.0
Income from equity investments	(2.4)	(1.7)
Non-cash write off related to asset impairments	—	2.9
(Gain) loss on investments	(2.2)	(0.6)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(68.7)	(40.5)
Inventories	(86.1)	(92.4)
Prepaid expenses and other current assets	(19.3)	(14.2)
Deferred promotion costs	(3.4)	(3.8)
Royalty advances	(4.4)	(3.6)
Accounts payable	46.1	38.9
Other accrued expenses	(9.5)	2.4
Accrued income taxes	(150.9)	(0.1)
Accrued royalties	10.5	7.0
Deferred revenue	53.5	49.3
Pension and post-retirement liabilities	(2.6)	4.9
Other noncurrent liabilities	(1.8)	(0.6)
Other, net	(3.0)	(7.2)
Total adjustments	(183.5)	8.9
Net cash provided by (used in) operating activities of continuing operations	(167.2)	22.6
Net cash provided by (used in) operating activities of discontinued operations	(10.8)	68.3
Net cash provided by (used in) operating activities	(178.0)	90.9

Cash flows - investing activities:
Prepublication and production expenditures	(11.4)	(15.4)
Additions to property, plant and equipment	(12.0)	(13.4)
Repayment of loan to investee	—	4.8
Other investment and acquisition-related payments	(3.7)	(0.7)
Proceeds from the sale of investments	3.3	0.6
Net cash provided by (used in) investing activities of continuing operations	(23.8)	(24.1)
Changes in restricted cash held in escrow for discontinued assets	9.8	—
Net cash provided by (used in) investing activities of discontinued operations	—	(13.3)
Net cash provided by (used in) investing activities	(14.0)	(37.4)

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Six months ended November 30,
	2015	2014
Cash flows - financing activities:
Net borrowings (repayments) under credit agreement and revolving loan	—	(25.0)
Borrowings under lines of credit	32.5	184.8
Repayments of lines of credit	(26.2)	(191.1)
Repayment of capital lease obligations	(0.3)	(0.0)
Reacquisition of common stock	—	(3.5)
Proceeds pursuant to stock-based compensation plans	33.7	12.9
Payment of dividends	(10.2)	(9.9)
Net collections (remittances) under transition services agreement	12.9	—
Other	4.4	1.1
Net cash provided by (used in) financing activities	46.8	(30.7)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(0.8)
Net increase (decrease) in cash and cash equivalents	(145.9)	22.0
Cash and cash equivalents at beginning of period	506.8	20.9
Cash and cash equivalents at end of period	$360.9	$42.9

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

New Accounting Pronouncements

ASU 2015-17
In November 2015, the Financial Accounting Standards Board ( the ”FASB”) issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU eliminates the current requirement for entities to present deferred tax liabilities and assets as current and

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

noncurrent in a classified statement of financial position and instead requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company will elect an early application for its fiscal year ending May 31, 2016, and will present the net deferred tax assets as noncurrent and reclassify any current deferred tax assets in its consolidated financial position on a retrospective basis.

ASU 2015-16
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU eliminates the requirement under the current guidance that an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period. The measurement period is up to one year from the date of the acquisition. The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and, that the acquirer records, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The financial statements should also separately present on the face of the income statement, or disclose in the footnotes, the amount of adjustments recorded in the current period by line item that would have been recorded in prior periods had the adjustment been made at the date of acquisition. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to provisional amount adjustments that occur after the effective date. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company has not chosen early adoption for fiscal 2016 and therefore the amendments in this update will be effective beginning in the first quarter of fiscal 2017. The Company does not expect the amendments in this update to have a material impact on its consolidated financial position, results of operations and cash flows.

ASU 2015-11
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, as part of its Simplification Initiative. The update is designed to reduce the complexity related to the subsequent measurement of inventory. It changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The new update requires entities that measure inventory using any method other than last-in, first-out or the retail inventory method to measure inventory at the lower of cost and net realizable value. If net realizable value of inventory is lower than inventory cost, the difference is recognized as a loss in earnings in the period in which it occurs. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company has not chosen early adoption for fiscal 2016 and therefore the amendments in this update will be effective beginning in the first quarter of fiscal 2017. The Company does not expect the amendments in this update to have a material impact on its consolidated financial position, results of operations and cash flows.

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

During the six month period ended November 30, 2015, there were no transactions that were classified as discontinued operations. During fiscal 2015, the Company closed or sold several operations. All of these businesses are classified as discontinued operations in the Company’s condensed consolidated financial statements.

Educational Technology and Services Business

On May 29, 2015, the Company completed the sale of substantially all of the assets comprising its former educational technology and services (“Ed Tech”) business and categorized this business as a discontinued operation. The consideration received was $577.7, of which $34.5 was deposited in escrow as security for potential indemnification and other obligations and $2.7 was received in estimated working capital adjustments. In connection with the sale of the Ed Tech business to the purchaser, the Company entered into a transition services agreement whereby the Company will provide administrative, distribution and other services to the purchaser for a minimum of 6 months and up to a maximum of 24 months. Transition service fees under this agreement are recorded as a reduction to Selling, general and administrative expenses.

As of November 30, 2015, a majority of the escrow is subject to release periodically over the next 8 months upon fulfillment of certain service levels under the transition services agreement between the purchaser and the Company and is presented as Restricted cash held in escrow on the condensed consolidated balance sheets. As of November 30, 2015, $9.8 had been released from Restricted cash held in escrow in accordance with the transition services agreement.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table summarizes the operating results of the discontinued operations for the three and six month periods ended November 30, 2015, respectively:

	Three months ended November 30, 2015			Six months ended November 30, 2015
	Ed Tech	All Other	Total	Ed Tech	All Other	Total
Revenues	$—	$0.2	$0.2	$—	$0.3	$0.3
Operating costs and expenses	0.3	0.3	0.6	0.9	0.7	1.6
Interest income (expense)	—	0.1	0.1	—	0.1	0.1
Earnings (loss) before income taxes	$(0.3)	$(0.0)	$(0.3)	$(0.9)	$(0.3)	$(1.2)
Provision (benefit) for income taxes	(0.0)	(0.0)	(0.0)	(0.3)	(0.1)	(0.4)
Earnings (loss) from discontinued operations, net of tax	$(0.3)	$(0.0)	$(0.3)	$(0.6)	$(0.2)	$(0.8)

The following table summarizes the operating results of the discontinued operations for the three and six month periods ended November 30, 2014, respectively:

	Three months ended November 30, 2014			Six months ended November 30, 2014
	Ed Tech	All Other	Total	Ed Tech	All Other	Total
Revenues	$50.3	$4.2	$54.5	$140.5	$7.3	$147.8
Operating costs and expenses (1)	48.7	4.1	52.8	104.6	8.1	112.7
Earnings (loss) before income taxes	$1.6	$0.1	$1.7	$35.9	$(0.8)	$35.1
Provision (benefit) for income taxes	0.8	0.0	0.8	14.7	(0.3)	14.4
Earnings (loss) from discontinued operations, net of tax	$0.8	$0.1	$0.9	$21.2	$(0.5)	$20.7

(1) For the three and six months ended November 30, 2014, Operating costs and expenses of the continuing operations included costs related to unabsorbed overhead burden associated with the Ed Tech business of $3.5 and $7.4, respectively. These costs were included in the Overhead segment. For the three months ended November 30, 2014, these costs were recorded in Selling general and administrative expenses. For the six months ended November 30, 2014, $0.1 of the costs were recorded in Cost of goods sold and $7.3 were recorded in Selling general and administrative expenses.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table sets forth the assets and liabilities of the discontinued operations included in the condensed consolidated balance sheets of the Company:

	November 30, 2015	May 31, 2015	November 30, 2014
Accounts receivable, net	$0.1	$2.5	$43.2
Inventories, net	—	0.1	13.5
Prepaid expenses and other current assets	0.5	0.5	1.1
Current assets of discontinued operations	$0.6	$3.1	$57.8

Property, plant and equipment, net	—	—	2.0
Prepublication costs, net	—	—	88.5
Royalty advances, net	—	—	1.1
Goodwill	—	—	22.7
Other intangibles, net	—	—	4.1
Other assets and deferred charges	—	—	0.2
Noncurrent assets of discontinued operations	$—	$—	$118.6

Capital lease obligation	—	—	0.4
Accounts payable	—	0.1	9.1
Accrued royalties	0.1	0.7	4.8
Deferred revenue	0.1	0.1	47.0
Other accrued expenses	1.4	13.2	4.6
Current liabilities of discontinued operations	$1.6	$14.1	$65.9

Capital lease obligation	—	—	0.5
Other noncurrent liabilities	—	—	0.1
Noncurrent liabilities of discontinued operations	$—	$—	$0.6

As of November 30, 2015 and May 31, 2015, assets and liabilities of discontinued operations primarily related to insignificant continuing cash flows from passive activities. As of May 31, 2015, other accrued expenses within the current liabilities of discontinued operations included payables for accrued costs of $12.2 related to the sale of the Ed Tech business that had not been paid as of May 31, 2015. These costs directly relate to the discontinued operations of the Ed Tech business and a majority have been or are expected to be paid in fiscal 2016.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Children’s Book Publishing & Distribution (1)	Education (1)	Overhead (1) (2)	Total Domestic	International (1)	Total
Three months ended November 30, 2015
Revenues	$414.0	$72.1	$—	$486.1	$115.7	$601.8
Bad debt expense	2.1	1.2	—	3.3	1.0	4.3
Depreciation and amortization (3)	7.8	2.8	4.9	15.5	2.1	17.6
Asset impairments	—	—	—	—	—	—
Segment operating income (loss)	108.9	11.9	(27.2)	93.6	11.5	105.1
Expenditures for long-lived assets including royalty advances	10.8	1.5	3.5	15.8	6.2	22.0
Three months ended November 30, 2014
Revenues	$408.6	$69.9	$—	$478.5	$132.6	$611.1
Bad debt expense	2.2	0.7	—	2.9	1.3	4.2
Depreciation and amortization (3)	9.9	3.1	5.5	18.5	2.2	20.7
Asset impairments	—	—	2.9	2.9	—	2.9
Segment operating income (loss)	108.9	11.6	(29.4)	91.1	19.8	110.9
Expenditures for long-lived assets including royalty advances	11.2	1.6	3.0	15.8	3.6	19.4

	Children’s Book Publishing & Distribution (1)	Education (1)	Overhead (1) (2)	Total Domestic	International (1)	Total
Six months ended November 30, 2015
Revenues	$482.1	$122.1	$—	$604.2	$188.8	$793.0
Bad debt expense	2.5	1.2	—	3.7	2.1	5.8
Depreciation and amortization (3)	15.5	5.6	9.7	30.8	4.1	34.9
Asset impairments	—	—	—	—	—	—
Segment operating income (loss)	51.4	9.1	(43.7)	16.8	8.8	25.6
Segment assets at November 30, 2015	514.4	158.7	878.0	1,551.1	271.5	1,822.6
Goodwill at November 30, 2015	40.9	65.4	—	106.3	9.9	116.2
Expenditures for long-lived assets including royalty advances	20.8	3.0	8.2	32.0	8.2	40.2
Long-lived assets at November 30, 2015	148.0	84.9	378.5	611.4	69.7	681.1
Six months ended November 30, 2014
Revenues	$467.6	$116.7	$—	$584.3	$217.3	$801.6
Bad debt expense	2.7	0.9	—	3.6	2.5	6.1
Depreciation and amortization (3)	19.2	6.0	11.2	36.4	4.6	41.0
Asset impairments	—	—	2.9	2.9	—	2.9
Segment operating income (loss)	48.1	9.0	(49.8)	7.3	16.8	24.1
Segment assets at November 30, 2014	513.2	160.3	520.6	1,194.1	280.6	1,474.7
Goodwill at November 30, 2014	46.3	65.4	—	111.7	10.1	121.8
Expenditures for long-lived assets including royalty advances	28.8	3.3	3.9	36.0	6.7	42.7
Long-lived assets at November 30, 2014	158.6	89.6	380.9	629.1	65.2	694.3

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

(1)
As indicated in Note 2, “Discontinued Operations,” the Company closed or sold several operations during fiscal 2015. All of these businesses are classified as discontinued operations in the Company’s financial statements and, as such, are not reflected in this table.

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

(3)	Includes depreciation of property, plant and equipment and amortization of intangible assets and prepublication and production costs.

4. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	November 30, 2015	May 31, 2015	November 30, 2014
Loan Agreement:
Revolving Loan (interest rates of n/a, n/a and 1.4%, respectively)	$—	$—	$95.0
Unsecured lines of credit (weighted average interest rates of 3.3%, 3.8% and 3.9%, respectively)	12.0	6.0	9.2
Total debt	$12.0	$6.0	$104.2
Less lines of credit, short-term debt and current portion of long-term debt	(12.0)	(6.0)	(9.2)
Total long-term debt	$—	$—	$95.0

The fair value of the Company's debt approximates the carrying value for all periods presented.

The following table sets forth the maturities of the Company’s debt obligations as of November 30, 2015, for the twelve-month periods ending November 30,

2016	$12.0
2017	—
2018	—
2019	—
2020 and thereafter	—
Total debt	$12.0

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

As of November 30, 2015, the indicated spread on Base Rate Advances was 0.18% and the indicated spread on Eurodollar Rate Advances was 1.18%, both based on the Company’s prevailing consolidated debt to total capital ratio.

The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At November 30, 2015, the facility fee rate was 0.20%.

As of November 30, 2015, the Company had no outstanding borrowings under the Loan Agreement. At November 30, 2015, the Company had open standby letters of credit totaling $0.4 under the Loan Agreement.

The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at November 30, 2015, the Company was in compliance with these covenants.

Lines of Credit

As of November 30, 2015, the Company had domestic unsecured money market bid rate credit lines totaling $25.0. There were no outstanding borrowings under these credit lines at November 30, 2015, May 31, 2015 or November 30, 2014. At November 30, 2015, the Company had open standby letters of credit totaling $4.9 under the domestic unsecured money market bid rate credit lines. As of November 30, 2015, availability under these unsecured money market bid rate credit lines totaled $20.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of November 30, 2015, the Company had equivalent local currency credit lines totaling $27.1. Outstanding borrowings under these lines of credit totaled $12.0, $6.0 and $9.2 at November 30, 2015, May 31, 2015 and November 30, 2014, respectively. As of November 30, 2015, the equivalent amounts available totaled $15.1, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the three month and six month periods ended November 30, 2015 and 2014, respectively:

	Three months ended November 30,		Six months ended November 30,
	2015	2014	2015	2014
Earnings (loss) from continuing operations attributable to Class A and Common Shares	$65.1	$67.5	$16.3	$13.7
Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	(0.3)	0.9	(0.8)	20.7
Net income (loss) attributable to Class A and Common Shares	$64.8	$68.4	$15.5	$34.4
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	34.2	32.7	33.8	32.5
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.9	0.6	1.0	0.7
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	35.1	33.3	34.8	33.2
Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$1.90	$2.06	$0.48	$0.42
Earnings (loss) from discontinued operations, net of tax	$(0.01)	$0.03	$(0.02)	$0.64
Net income (loss)	$1.89	$2.09	$0.46	$1.06
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$1.85	$2.02	$0.47	$0.41
Earnings (loss) from discontinued operations, net of tax	$(0.01)	$0.03	$(0.03)	$0.63
Net income (loss)	$1.84	$2.05	$0.44	$1.04

The following table sets forth Options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	November 30, 2015	November 30, 2014
Options outstanding pursuant to stock-based compensation plans (in millions)	3.4	4.5

Earnings from continuing operations exclude earnings of $0.1 and less than $0.1 for the three and six months ended November 30, 2015, respectively, and $0.1 and less than $0.1 for the three and six months ended November 30, 2014, respectively, attributable to participating Restricted Stock Units (“RSUs”).

In a period in which the Company reports a discontinued operation, Earnings (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive. Potentially dilutive shares outstanding pursuant to compensation plans that were not included in the diluted earnings per share calculation because they were anti-dilutive were 0.2 million as of November 30, 2015.

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

As of November 30, 2015, $59.9 remained available for future purchases of common shares under the current repurchase authorization of the Board of Directors. See Note 12, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

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

The following table summarizes the activity in Goodwill for the periods indicated:

	Six months ended November 30, 2015	Twelve months ended May 31, 2015	Six months ended November 30, 2014
Gross beginning balance	$155.9	$156.0	$156.0
Accumulated impairment	(39.6)	(34.2)	(34.2)
Beginning balance	$116.3	$121.8	$121.8
Impairment charge	—	(5.4)	—
Foreign currency translation	(0.1)	(0.1)	0.0
Gross ending balance	$155.8	$155.9	$156.0
Accumulated impairment	(39.6)	(39.6)	(34.2)
Ending balance	$116.2	$116.3	$121.8

In the second quarter of fiscal 2016, the Company acquired 100% of the share capital of a book fairs business located in the United Kingdom and has integrated this business with its existing business in the United Kingdom. As a result, the Company recognized $1.9 of amortizable intangible assets.

The following table summarizes the activity in Total other intangibles for the periods indicated:

	Six months ended November 30, 2015	Twelve months ended May 31, 2015	Six months ended November 30, 2014
Beginning balance - Other intangibles subject to amortization	$4.7	$5.8	$5.8
Additions	2.4	0.8	0.8
Amortization expense	(1.1)	(1.9)	(1.0)
Total other intangibles subject to amortization, net of accumulated amortization of $18.4, $17.3 and $16.3, respectively	$6.0	$4.7	$5.6
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$8.1	$6.8	$7.7

Amortization expense for Total other intangibles was $1.1 and $1.0 for the six months ended November 30, 2015 and 2014, respectively. Intangible assets with definite lives consist principally of customer lists, covenants not to compete and trademark rights. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 4 years.

8. ACQUISITIONS

On September 8, 2015, the Company acquired 100% of the share capital of Troubadour, Limited for £2.1 million, net of cash acquired, which was equivalent to approximately $3.2. Troubadour, Limited operates under the name Travelling Book Company and is one of the UK’s leading book fair providers, servicing over 8,000 schools every year. Fair values were assigned to the assets and liabilities acquired, including inventory, trade receivables and payables, a customer list and fixed assets, in addition to cash. The Company utilized internally-developed discounted cash flow forecasts to determine the fair value of the customer list. The fair values of the net assets were $3.2 which included $1.9 of intangible assets. The results of operations of this business subsequent to the acquisition are included in the International segment. The transaction was not determined to be material to the Company's results and therefore pro forma financial information is not disclosed.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

9. INVESTMENTS

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $27.2, $26.3 and $18.9 at November 30, 2015, May 31, 2015 and November 30, 2014, respectively.

On November 5, 2015, the Company sold a cost method investment in China and received proceeds of $3.3 resulting in a pretax gain of $2.2 in the current fiscal quarter ended November 30, 2015.

On March 19, 2015, the Company purchased a 48.5% equity interest in Make Believe Ideas Limited (MBI), a UK-based children's book publishing company. MBI is a highly-regarded publisher of innovative books for children, celebrated for well-designed books that encourage creativity and early learning. Under the purchase agreement, and subject to its provisions, the Company will purchase the remaining outstanding shares in MBI after four years. The remaining controlling interest is held by a single third party and therefore the Company accounted for the investment using the equity method of accounting. The net value of this investment was $8.2, $7.3 and $0.0 at November 30, 2015, May 31, 2015 and November 30, 2014, respectively.

The Company’s 26.2% non-controlling interest in another children’s book publishing business located in the UK is accounted for using the equity method of accounting. The net value of this investment was $19.0, $17.9 and $18.9 at November 30, 2015, May 31, 2015 and November 30, 2014, respectively.

Income from equity investments reported in Selling, general and administrative expenses in the Consolidated Statements of Operations totaled $2.4 and $1.7 for the six months ended November 30, 2015 and 2014, respectively.

The Company had cost method investments that had a net value of $0.0, $1.1 and $0.0 at November 30, 2015, May 31, 2015 and November 30, 2014, respectively.

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

	Pension Plans		Post-Retirement Benefits
	Three months ended November 30,		Three months ended November 30,
	2015	2014	2015	2014
Components of net periodic cost (credit):
Service cost	$—	$—	$0.0	$0.0
Interest cost	1.6	1.7	0.4	0.3
Expected return on assets	(2.0)	(2.2)	—	—
Net amortization of prior service credit	—	—	(0.0)	(0.0)
Benefit cost of settlement event	—	3.7	—	—
Amortization of (gain) loss	0.4	0.4	0.8	0.3
Net periodic cost (credit)	$0.0	$3.6	$1.2	$0.6

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Pension Plans		Post-Retirement Benefits
	Six months ended November 30,		Six months ended November 30,
	2015	2014	2015	2014
Components of net periodic cost (credit):
Service cost	$—	$—	$0.0	$0.0
Interest cost	3.1	3.4	0.7	0.6
Expected return on assets	(3.9)	(4.7)	—	—
Net amortization of prior service credit	—	—	(0.0)	(0.0)
Benefit cost of settlement event	—	3.7	—	—
Amortization of (gain) loss	0.8	0.7	1.4	0.7
Net periodic cost (credit)	$0.0	$3.1	$2.1	$1.3

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the six months ended November 30, 2015, the Company made no contribution to the U.S. Pension Plan and contributed $0.6 to the UK Pension Plan.

The Company expects, based on actuarial calculations, to contribute cash of approximately $1.3 to the Pension Plans for the fiscal year ending May 31, 2016.

In the current fiscal year, the U.S. Pension Plan's funding status is sufficient to allow participants to receive "lump sum" payments at the participant's request. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation when paid. If these requests exceed $4.6 in the current fiscal year, the Company will recognize a settlement charge related to net unrecognized pension benefit costs in respect of the lump sum benefit payments made.

11. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended November 30,		Six months ended November 30,
	2015	2014	2015	2014
Stock option expense	$3.8	$3.8	$4.4	$4.6
Restricted stock unit expense	0.7	0.6	1.4	1.3
Management stock purchase plan	0.6	0.6	0.6	0.6
Employee stock purchase plan	0.0	0.1	0.1	0.1
Total stock-based compensation expense	$5.1	$5.1	$6.5	$6.6

During the three month periods ended November 30, 2015 and 2014, respectively, approximately 0.2 million and 0.1 million shares of Common Stock were issued by the Corporation pursuant to its stock-based compensation plans. For the six month periods ended November 30, 2015 and 2014, respectively, approximately 1.2 million and 0.5 million shares of Common Stock were issued by the Corporation pursuant to its stock-based compensation plans.

For the three and six month periods ended November 30, 2014, total stock-based compensation expense included $0.6 and $0.6, respectively, of expenses recognized in discontinued operations.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

12. TREASURY STOCK

The Board of Directors (the "Board") has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions. The table below represents the remaining Board authorization:

Board Authorization	Amount
September 2010	$44.0	(a)
Additional authorization July 2015	50.0
Less repurchases made under the authorization as of September 2010	(34.1)
Remaining Board authorization at November 30, 2015	$59.9

(a)  Represents the remainder of a $200.0 authorization after giving effect to the purchase of 5,199,699 shares at $30.00 per share pursuant to a large share repurchase in the form of a modified Dutch auction tender offer that was completed by the Company on November 3, 2010 for a total cost of $156.0, excluding related fees and expenses.

On July 22, 2015, the Board authorized an additional $50.0 for the share buy-back program, to be funded with available cash. There were no repurchases of Common Stock made during the three and six months ended November 30, 2015. The Company’s repurchase program may be suspended at any time without prior notice.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	Six months ended November 30, 2015
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance	$(31.9)	$(45.1)	$(77.0)
Other comprehensive income (loss) before reclassifications	(8.2)	—	$(8.2)
Less: amount reclassified from Accumulated other comprehensive income (loss)	—	1.5	1.5
Other comprehensive income (loss)	(8.2)	1.5	(6.7)
Ending balance	$(40.1)	$(43.6)	$(83.7)

	Six months ended November 30, 2014
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance	$(16.7)	$(38.5)	$(55.2)
Other comprehensive income (loss) before reclassifications	(7.5)	(4.6)	$(12.1)
Less: amount reclassified from Accumulated other comprehensive income (loss)	—	3.1	3.1
Other comprehensive income (loss)	(7.5)	(1.5)	(9.0)
Ending balance	$(24.2)	$(40.0)	$(64.2)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended November 30,		Six months ended November 30,		Affected line items in the condensed consolidated statements of operations
	2015	2014	2015	2014
Employee benefit plans:
Amortization of prior service cost (credit)	$(0.0)	$(0.0)	$(0.0)	$(0.0)	Selling, general and administrative
Amortization of unrecognized gain (loss) included in net periodic cost (credit)	1.2	0.7	2.2	1.4	Selling, general and administrative
Settlement charge	—	3.7	—	3.7	Selling, general and administrative
Less: Tax effect	(0.4)	(1.8)	(0.7)	(1.9)	Income tax expense (benefit)
Total expense, net of tax	$0.8	$2.6	$1.5	$3.2

14. FAIR VALUE MEASUREMENTS

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

15. INCOME TAXES AND OTHER TAXES

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

The Company’s annual effective tax rate, exclusive of discrete items, unbenefitted foreign losses, and release of associated valuation allowances, used to calculate the interim tax provision is expected to be approximately 40.8%. The interim effective tax rate, inclusive of discrete items, was 39.0% and 40.1% for the three and six month periods ended November 30, 2015, respectively.

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

16. DERIVATIVES AND HEDGING

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses in the condensed consolidated statements of operations, and it recognizes the unrealized gain or loss in other current assets or current liabilities. The notional values of the contracts as of November 30, 2015 and 2014 were $32.3 and $16.9, respectively. Unrealized gains of $0.9 and unrealized losses of $0.8 were recognized at November 30, 2015 and 2014, respectively, for the six month periods then ended.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

17. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following as of the dates indicated:

	November 30, 2015	May 31, 2015	November 30, 2014
Accrued payroll, payroll taxes and benefits	$39.5	$44.3	$44.6
Accrued bonus and commissions	16.8	32.6	20.9
Accrued other taxes	31.4	26.7	28.6
Accrued advertising and promotions	39.1	33.4	37.2
Accrued insurance	7.5	7.8	7.9
Other accrued expenses	27.5	28.5	33.0
Total accrued expenses	$161.8	$173.3	$172.2

18. SUBSEQUENT EVENTS

The Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the third quarter of fiscal 2016. The dividend is payable on March 15, 2016 to shareholders of record as of the close of business on January 29, 2016.

On December 16, 2015, the Company’s Board of Directors approved a modified Dutch Auction tender offer to purchase for cash up to $200.0 in value of the Company's shares of Common Stock, par value, $.01 per share, at a price range to be determined.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenues from continuing operations in the quarter ended November 30, 2015 were $601.8 million, compared to $611.1 million in the prior fiscal year quarter, a decrease of $9.3 million. The Company reported diluted net income per share of $1.84 in the fiscal year quarter, compared to $2.05 per share in the prior fiscal year quarter, which reflects both continuing and discontinued operations. The reported net income for the prior fiscal year quarter reflects the benefit of earnings of the former educational technology and services ("Ed Tech") business which was sold at the end of fiscal 2015 and is reported as a discontinued operation.

The positive global climate for quality children's books continued in the second fiscal year quarter, as evidenced by solid performance in the Company's U.S. book fairs and trade channels, as well as improved results in trade publishing internationally, where the Company achieved trade sales growth in almost every market. These gains, however, were more than offset by declines in the Company's international operations due to the impact of foreign exchange and the effects of a now settled labor action in Ontario schools that resulted in a substantial drop in book club and book fair revenues in the important fall back-to-school months. In addition, the Company's domestic book club business was impacted by later school openings largely as a result of the late Labor Day holiday. Higher circulation in classroom magazines drove higher sales and profits in the Education segment and the Company continues to get a strong response from school and district customers for expanded instructional reading programs and professional learning services.

Results of Operations – Consolidated

Revenues for the quarter ended November 30, 2015 decreased to $601.8 million, compared to $611.1 million in the prior fiscal year quarter. The revenue decrease was primarily attributable to the continued strong U.S. dollar, which adversely impacted sales in the Company's International segment by $17.2 million. In addition, local currency revenues decreased in the Canada operations by $6.7 million due to the effects of a now settled labor action in Ontario schools that resulted in a substantial drop in book club and book fair revenues in the important fall back-to-school months during the second quarter of the current fiscal year. In the Children's Book Publishing and Distribution segment, the book clubs channel revenue decreased by $8.6 million due to later school openings resulting from the late Labor Day holiday when compared to the prior fiscal year quarter, and sales in the domestic media operations decreased by $3.8 million. Partially offsetting the decreases were higher revenues in the Company's book fairs channel of $13.9 million due to an increase in the number of fairs held and in revenue per fair, increased local currency revenues of $7.0 million in international operations other than Canada driven by the Australia trade channel and UK book fairs, increased demand for domestic Trade frontlist titles which resulted in higher sales in the non-media operations of the trade channel of $3.9 million and increased revenues in the Education segment of $2.2 million driven by higher classroom magazine circulation and increased sales of digital and custom publishing programs.

Revenues for the six month period ended November 30, 2015 decreased to $793.0 million, compared to $801.6 million in the prior fiscal year period. The revenue decrease was primarily attributable to the strong U.S. dollar which adversely impacted the revenues in the Company's International segment by $28.9 million. In addition, local currency revenues decreased in the Canada operations by $6.8 million due to the effects of the now settled labor action in Ontario schools. In the Children's Book Publishing and Distribution segment, the Company experienced lower sales in the domestic media operations of $5.8 million and lower sales in the book clubs channel of $8.9 million, consistent with the quarterly results from the second fiscal year quarter, as this channel does not experience significant revenues in the first quarter of the fiscal year. Partially offsetting the decreases were higher revenues in the Company's book fairs channel of $14.8 million due to an increase in the number of fairs held and in revenue per fair, increased demand for domestic Trade frontlist titles resulting in higher sales in the non-media operations of the trade channel of $14.4 million, increased local currency revenues in international operations other than Canada of $7.2 million, driven by the Australia trade channel and UK book fairs, and increased revenues in the Education segment of $5.4 million, driven by higher classroom magazine circulation and sales of digital and custom publishing programs.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Components of Cost of goods sold for the three and six months ended November 30, 2015 and 2014 are as follows:

	Three months ended November 30,				Six months ended November 30,
	2015		2014		2015		2014
($ amounts in millions)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Product, service and production costs	$154.6	25.7%	$153.0	25.0%	$209.6	26.4%	$208.6	26.0%
Royalty costs	29.9	5.0%	29.0	4.7%	45.5	5.7%	42.1	5.3%
Prepublication and production amortization	6.9	1.1%	7.9	1.3%	13.6	1.7%	15.1	1.9%
Postage, freight, shipping, fulfillment and other	65.7	10.9%	68.2	11.2%	102.9	13.1%	105.7	13.1%
Total	$257.1	42.7%	$258.1	42.2%	$371.6	46.9%	$371.5	46.3%

Cost of goods sold as a percentage of revenue for the quarter ended November 30, 2015 increased slightly to 42.7%, compared to 42.2% in the prior fiscal year quarter. Higher cost of goods sold as a percentage of revenue primarily related to the use of U.S. sourced product in the Company's international operations and the related strength of the U.S. dollar.

Cost of goods sold as a percentage of revenue for the six month period ended November 30, 2015 increased slightly to 46.9%, compared to 46.3% in the prior fiscal year period. Higher cost of goods sold as a percentage of revenue primarily related to the use of U.S. sourced product in the Company's international operations and the related strength of the U.S. dollar.

Selling, general and administrative expenses in the quarter ended November 30, 2015 increased to $229.0 million, compared to $226.6 million in the prior fiscal year quarter. The increase in expense primarily related to higher strategic technology spending on new enterprise-wide customer and content management systems and the migration to cloud-based SaaS (Software as a Service) solutions, partially offset by a decrease of $4.5 million in international expenses attributable to foreign currency translation and lower unabsorbed overhead burden compared to prior fiscal year quarter, as costs are currently being offset by transition service fees under the transition services agreement with the purchaser of the Ed Tech business. To a lesser extent the change in Selling, general and administrative expenses was attributable to higher expenses in the Children's Book Publishing and Distribution and Education segments associated with continued efforts to improve sales in the book fairs channel and sales of classroom books and literacy initiatives. In addition, higher severance expense of $0.8 million related to cost saving initiatives and higher expense of $0.5 million related to a warehouse optimization project in the Company's book fairs operations, partially offset by lower pension-related expenses of $3.7 million due to the Company settling a portion of its domestic pension plan in the prior fiscal year quarter.

Selling, general and administrative expenses for the six month period ended November 30, 2015 decreased to $374.7 million, compared to $377.4 million in the prior fiscal year period. The decrease in expense is primarily related to lower international expense attributable to foreign currency translation of $9.7 million and lower unabsorbed overhead burden compared to prior fiscal year period, as costs are currently being offset by transition service fees under the transition services agreement with the purchaser of the Ed Tech business, partially offset by higher strategic technology spending on new enterprise-wide customer and content management systems and the migration to cloud-based SaaS solutions. To a lesser extent the change in Selling, general and administrative expenses is attributable to higher expenses in the Children's Book Publishing and Distribution and Education segments associated with continued efforts to improve sales in the book fairs channel and sales of classroom books and literacy initiatives. In addition, higher severance expense of $1.5 million related to cost saving initiatives and higher expense of $1.5 million related to a warehouse optimization project in the Company's book fairs operations, partially offset by lower pension-related expenses of $3.7 million due to the Company settling a portion of its domestic pension plan in the prior fiscal year period.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Depreciation and amortization expenses in the quarter ended November 30, 2015 decreased to $10.6 million, compared to $12.6 million in the prior fiscal year quarter. The decrease was primarily attributable to lower capitalized technology costs than in the prior fiscal year period.

Depreciation and amortization expenses for the six month period ended November 30, 2015 decreased to $21.1 million, compared to $25.7 million in the prior fiscal year period. The decrease was primarily attributable to lower capitalized technology costs than in the prior fiscal year period.

In the quarter ended November 30, 2015, the Company realized a gain of $2.2 million on the sale of a cost method investment in China.

In the quarter ended November 30, 2014, the Company recognized an impairment charge of $2.9 million associated with the closure of the retail store located at the Company headquarters in New York, NY.

For the three month period ended November 30, 2015, net interest expense decreased to $0.5 million, from $1.0 million in the prior fiscal year quarter. For the six month period ended November 30, 2015, net interest expense decreased to $0.6 million, from $1.9 million in the prior fiscal year period. The decrease in both periods was due to the reduction in outstanding borrowings on the Revolving Loan.

The Company’s effective tax rate for the second quarter of fiscal 2016 was 39.0%, compared to 38.8% in the prior fiscal year quarter. The Company’s effective tax rate for the six month period ended November 30, 2015 was 40.1%, compared to 39.9% in the prior fiscal year period. For the full year, the Company expects an effective tax rate, inclusive of discrete items, of approximately 42.9%.

Earnings from continuing operations for the quarter ended November 30, 2015 decreased by $2.4 million to $65.2 million, compared to earnings of $67.6 million in the prior fiscal year quarter. The basic and diluted earnings from continuing operations per share of Class A Stock and Common Stock were $1.90 and $1.85, respectively, in the quarter ended November 30, 2015, compared to $2.06 and $2.02, respectively, in the prior fiscal year quarter.

Earnings from continuing operations for the six months ended November 30, 2015 increased by $2.6 million to $16.3 million, compared to earnings of $13.7 million in the prior fiscal year period. The basic and diluted earnings from continuing operations per share of Class A Stock and Common Stock were $0.48 and $0.47, respectively, in the six months ended November 30, 2015, compared to $0.42 and $0.41, respectively, in the prior fiscal year period.
Loss from discontinued operations, net of tax, for the quarter ended November 30, 2015 was $0.3 million, compared to earnings from discontinued operations, net of tax, of $0.9 million in the prior fiscal year quarter. Loss from discontinued operations, net of tax, for the six months ended November 30, 2015 was $0.8 million, compared to earnings of $20.7 million in the prior fiscal year period. The Company did not discontinue any operations in the first six months of fiscal 2016.

Net income for the quarter ended November 30, 2015 decreased by $3.6 million to $64.9 million, compared to $68.5 million in the prior fiscal year quarter. Net income per basic and diluted share of Class A Stock and Common Stock was $1.89 and $1.84, respectively, in the quarter ended November 30, 2015, compared to $2.09 and $2.05, respectively, in the prior fiscal year quarter.

Net income for the six months ended November 30, 2015 decreased by $18.9 million to $15.5 million, compared to $34.4 million in the prior fiscal year period, primarily due to the sale of the Ed Tech business at the end of the prior fiscal year. The Company did not discontinue any operations in the first six months of fiscal 2016. Net income per basic and diluted share of Class A Stock and Common Stock was $0.46 and $0.44, respectively, in the six months ended November 30, 2015, compared to $1.06 and $1.04, respectively, in the prior fiscal year period.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Results of Continuing Operations

Children’s Book Publishing and Distribution

	Three months ended November 30,				Six months ended November 30,
($ amounts in millions)	2015	2014	$ change	% change	2015	2014	$ change	% change
Revenues	$414.0	$408.6	$5.4	1.3%	$482.1	$467.6	$14.5	3.1%
Cost of goods sold	161.2	157.3	3.9	2.5%	203.9	195.0	8.9	4.6%
Other operating expenses*	143.9	142.4	1.5	1.1%	226.8	224.5	2.3	1.0%
Operating income (loss)	$108.9	$108.9	$0.0		$51.4	$48.1	$3.3
Operating margin	26.3%	26.7%			10.7%	10.3%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended November 30, 2015 increased to $414.0 million, compared to $408.6 million in the prior fiscal year quarter. Revenues from the book fairs channel increased by $13.9 million driven by a 5% increase in number of fairs held coupled with a 2% increase in revenue per fair. Trade channel revenues increased $0.1 million primarily driven by higher sales in the non-media operations of $3.9 million, due to strong Fall frontlist titles, partially offset by lower sales in media operations of $3.8 million. Bestselling frontlist titles in the current fiscal year quarter, such as Harry Potter and the Sorcerer's Stone: The Illustrated Edition and the newly released Harry Potter Coloring Book, as well as Star Wars: Jedi Academy #3: The Phantom Bully; Wings of Fire Book #7: Winter Turning; and Captain Underpants and the Sensational Saga of Sir Stinks-A-Lot more than offset lower year-over-year sales of Hunger Games and Minecraft titles. The higher revenues were partially offset by lower sales of $8.6 million in the book clubs channel due to the relatively late start to the school calendar compared to the prior fiscal year quarter as a result of the timing of the Labor Day holiday and lower sales of the Minecraft series handbook. Sales of the Minecraft series handbook titles across all Children’s Book Publishing and Distribution channels totaled $10.6 million in the quarter ended November 30, 2015, compared to $33.6 million in the prior fiscal year quarter.

Revenues for the six months ended November 30, 2015 increased to $482.1 million, compared to $467.6 million in the prior fiscal year period. Trade channel revenues increased $8.6 million primarily due to higher sales in the non-media operations of $14.4 million. This was driven by strong sales for both frontlist and backlist titles, and the continued strong performance of Harry Potter titles, including Harry Potter and the Sorcerer's Stone: The Illustrated Edition and the newly released Harry Potter Coloring Book. The higher non-media operations sales were partially offset by lower sales in media operations of $5.8 million. Revenues from the book fairs and book clubs channels increased $14.8 million and decreased $8.9 million, respectively, and were consistent with the quarterly results for the second fiscal year quarter, as neither channel experiences significant revenues in the first quarter of the fiscal year. Sales of the Minecraft series handbook titles across all Children’s Book Publishing and Distribution channels totaled $14.6 million in the six month period ended November 30, 2015, compared to $37.3 million in the prior fiscal year period.

Cost of goods sold for the quarter ended November 30, 2015 was $161.2 million, or 39% of revenues, compared to $157.3 million, or 38% of revenues, in the prior fiscal year quarter. The three month period ended November 30, 2015 experienced modestly higher promotional spend in the book fairs channel.

Cost of goods sold for the six months ended November 30, 2015 was $203.9 million, or 42% of revenues, compared to $195.0 million, or 42% of revenues, in the prior fiscal year period. The six month period ended November 30, 2015 experienced modestly higher promotional spend in the book fairs channel, partially offset by lower production amortization costs.

Other operating expenses of $143.9 million for the quarter ended November 30, 2015 increased when compared to $142.4 million in the prior fiscal year quarter. The increase was partially due to higher employee related expenses of $2.9 million in the book fairs channel primarily associated with continued efforts to improve

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

sales, as well as expenses related to a warehouse optimization project in the Company's book fairs operation of $0.5 million.

Other operating expenses of $226.8 million for the six months ended November 30, 2015 increased when compared to $224.5 million in the prior fiscal year period. The increase was partially due to higher employee related expenses of $3.9 million in the book fairs channel primarily associated with continued efforts to improve sales, as well as expenses related to a warehouse optimization project in the Company's book fairs operation of $1.5 million.

Segment operating income for the three months ended November 30, 2015 remained flat at $108.9 million, compared to $108.9 million in the prior fiscal year quarter, primarily due to the strong trade channel sales benefiting from a strong demand for frontlist titles, and an increase in the number of fairs held in the book fairs channel. This was partially offset by the late start to the school calendar which negatively impacted sales in the book club channel and higher salary related expenses and promotional spend to drive sales in the book fairs channel.

Segment operating income for the six months ended November 30, 2015 increased to $51.4 million, compared to $48.1 million in the prior fiscal year period, primarily due to the strong trade channel sales and an increase in the number of fairs held in the book fairs channel, partially offset by the late start to the school calendar which negatively impacted sales in the book club channel and higher salary related expenses and promotional spend to drive sales in the book fairs channel.

Education

	Three months ended November 30,				Six months ended November 30,
($ amounts in millions)	2015	2014	$ change	% change	2015	2014	$ change	% change
Revenues	$72.1	$69.9	$2.2	3.1%	$122.1	$116.7	$5.4	4.6%
Cost of goods sold	22.7	23.0	(0.3)	-1.3%	43.8	42.8	1.0	2.3%
Other operating expenses*	37.5	35.3	2.2	6.2%	69.2	64.9	4.3	6.6%
Operating income (loss)	$11.9	$11.6	$0.3		$9.1	$9.0	$0.1
Operating margin	16.5%	16.6%			7.5%	7.7%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended November 30, 2015 increased to $72.1 million, compared to $69.9 million in the prior fiscal year quarter. The increase was primarily driven by a $2.4 million increase in classroom magazines sales due to higher circulation and a $2.2 million increase in sales in the Company's consumer magazines primarily driven by digital and custom publishing programs, as well as higher demand for the Company's teaching resource workbooks, partially offset by lower sales of the Company's classroom books and literacy initiatives.

Revenues for the six months ended November 30, 2015 increased to $122.1 million, compared to $116.7 million in the prior fiscal year period. The increase was primarily driven by a $4.2 million increase in the Company's consumer magazines primarily driven by digital and custom publishing programs and a $2.5 million increase in classroom magazine sales due to higher circulation, partially offset by lower sales of the Company's teaching resources products.

Cost of goods sold for the quarter ended November 30, 2015 was $22.7 million, or 31% of revenues, compared to $23.0 million, or 33% of revenues, in the prior fiscal year quarter. A modest reduction in Cost of goods sold as a percentage of revenues was primarily driven by the increased sales of the consumer magazines digital and custom publishing programs, which carry higher margins and low variable costs.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Cost of goods sold for the six months ended November 30, 2015 was $43.8 million, or 36% of revenues, compared to $42.8 million, or 37% of revenues, in the prior fiscal year period. A modest reduction in Cost of goods sold as a percentage of revenues was primarily driven by the increased sales of the consumer magazines digital and custom publishing programs, which carry higher margins and low variable costs.

Other operating expenses increased to $37.5 million for the quarter ended November 30, 2015, compared to $35.3 million in the prior fiscal year quarter. The increase is due to higher sales management-related expenses as part of the Company's continued efforts to increase sales of classroom books and literacy initiatives, coupled with higher operating expenses related to the increased circulation of classroom magazines.

Other operating expenses increased to $69.2 million for the six months ended November 30, 2015, compared to $64.9 million in the prior fiscal year period. The increase is due to higher sales management-related expenses as part of the Company's continued efforts to increase sales of classroom books and literacy initiatives, coupled with higher operating expenses related to the increased circulation of classroom magazines.

Segment operating income in the quarter ended November 30, 2015 increased by $0.3 million compared to the prior fiscal year quarter. This was primarily driven by operating income generated from the higher classroom and consumer magazine sales, partially offset by the higher employee-related expenses as part of the Company's continued efforts to increase sales of classroom books and literacy initiatives.

Segment operating income in the six months ended November 30, 2015 increased by $0.1 million compared to the prior fiscal year period. This was primarily driven by operating income generated from the higher classroom and consumer magazine sales, partially offset by the higher employee-related expenses as part of the Company's continued efforts to increase sales of classroom books and literacy initiatives.

International

	Three months ended November 30,				Six months ended November 30,
($ amounts in millions)	2015	2014	$ change	% change	2015	2014	$ change	% change
Revenues	$115.7	$132.6	$(16.9)	-12.7%	$188.8	$217.3	$(28.5)	-13.1%
Cost of goods sold	60.1	63.9	(3.8)	-5.9%	99.0	107.6	(8.6)	-8.0%
Other operating expenses*	44.1	48.9	(4.8)	-9.8%	81.0	92.9	(11.9)	-12.8%
Operating income (loss)	$11.5	$19.8	$(8.3)		$8.8	$16.8	$(8.0)
Operating margin	9.9%	14.9%			4.7%	7.7%

*Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended November 30, 2015 decreased to $115.7 million, compared to $132.6 million in the prior fiscal year quarter, as a result of unfavorable foreign exchange translation of $17.2 million due to the stronger U.S. dollar. Total local currency revenues across the Company's foreign operations increased by $0.3 million when compared to the prior fiscal year quarter. Local currency revenues from Australia and New Zealand increased $5.1 million, primarily on continued demand for local titles within the Australia trade channel. Local currency revenues from the UK increased $3.0 million, primarily due to an increase in book fairs channel revenues driven by the second quarter acquisition of Troubadour, Limited, a leading book fair provider in the UK. In addition, local currency revenues increased $0.9 million from the Company's Asia operations, primarily led by operations in India and Indonesia. This was offset by lower local currency revenues in Canada of $6.7 million due to the effects of a now settled labor action in Ontario schools that resulted in a substantial drop in book club and book fair revenues in the important fall back-to-school months. The labor dispute was resolved by the end of the second quarter, but the Company is not expecting to recover all book fairs and book club channel revenues lost as a result. The Company's export and foreign rights channel also had lower local currency revenues of $2.0 million, as the prior fiscal year quarter reflected higher education product orders.

Revenues for the six months ended November 30, 2015 decreased to $188.8 million, compared to $217.3 million in the prior fiscal year period, as a result of unfavorable foreign exchange translation of $28.9 million due to the

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

stronger U.S. dollar. Total local currency revenues across the Company's foreign operations increased by $0.4 million when compared to the prior fiscal year period. Local currency revenues from Australia and New Zealand increased $7.0 million, primarily on increased sales of local titles within the Australia trade channel. Local currency revenues from the UK increased $1.0 million, primarily due to an increase in book fairs channel revenues driven by the acquisition of Troubadour, Limited, partially offset by lower sales within the trade and book clubs channels. In addition, local currency revenues increased $2.5 million from the Company's Asia operations primarily led by operations in India, Indonesia, Malaysia, and the Philippines. This was offset by lower local currency revenues in Canada of $6.8 million due to the effects of the now settled labor action in Ontario schools. The Company's export and foreign rights channel also had lower currency revenues of $3.3 million, as the prior fiscal year period reflected higher education product orders.

Cost of goods sold for the quarter ended November 30, 2015 was $60.1 million, or 52% of revenues, compared to $63.9 million, or 48% of revenues, in the prior fiscal year quarter. The increase in Cost of good sold as a percentage of revenues was primarily driven by the lower sales in Canada, which, coupled with the effect of fixed costs, significantly impacted the overall Cost of goods sold as a percentage of revenues. Additionally, the strong U.S. dollar further increased Cost of goods sold as a percentage of revenues due to the fact that many of the Company's international operations purchase product in U.S. dollars.

Cost of goods sold for the six months ended November 30, 2015 was $99.0 million, or 52% of revenues, compared to $107.6 million, or 50% of revenues, in the prior fiscal year period. The increase in Cost of good sold as a percentage of revenues was primarily driven by the lower sales in Canada, which, coupled with the effect of fixed costs, significantly impacted the overall Cost of goods sold as a percentage of revenues. Additionally, the strong U.S. dollar further increased Cost of goods sold as a percentage of revenues due to the fact that many of the Company's international operations purchase product in U.S. dollars.

Other operating expenses for the quarter ended November 30, 2015 were $44.1 million, compared to $48.9 million in the prior fiscal year quarter. The decrease was primarily due to foreign exchange translation. In local currency, the remaining decrease in Other operating expenses was due to lower salary related costs, primarily in Canada.

Other operating expenses for the six months ended November 30, 2015 were $81.0 million, compared to $92.9 million in the prior fiscal year period. The decrease was primarily due to foreign exchange translation. In local currency, the remaining decrease in Other operating expenses was due to lower salary related costs, primarily in Canada and Australia, and lower promotional costs.

Segment operating income for the quarter ended November 30, 2015 decreased by $8.3 million compared to the prior fiscal year quarter. This was primarily driven by the lower sales in Canada.

Segment operating income for the six months ended November 30, 2015 decreased by $8.0 million compared to the prior fiscal year period. This was primarily driven by the lower sales in Canada, partially offset by the increased sales in the Australia trade channel and lower promotional and salary related costs within the segment.

Overhead

Unallocated overhead expense for the quarter ended November 30, 2015 decreased by $2.2 million to $27.2 million, from $29.4 million in the prior fiscal year quarter. The decrease is primarily related to lower pension-related expenses of $3.7 million due to the Company settling a portion of its domestic pension plan in the prior fiscal year quarter, a $2.9 million decrease in asset impairments due to the closure of the retail store in the prior fiscal year quarter, and lower unabsorbed overhead burden compared to prior fiscal year quarter, as costs are currently being offset by transition service fees under the transition services agreement with the purchaser of the Ed Tech business. This was partially offset by higher strategic technology spending on new enterprise-wide customer and content management systems and the migration to cloud-based SaaS solutions and $0.8 million in higher severance expense related to cost saving initiatives.

Unallocated overhead expense for the six months ended November 30, 2015 decreased by $6.1 million to $43.7 million, from $49.8 million in the prior fiscal year period. The decrease is primarily related to lower pension

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

related expenses of $3.7 million due to the Company settling a portion of its domestic pension plan in the prior fiscal year period, a $2.9 million decrease in asset impairments due to the closure of the retail store in the prior fiscal year quarter, and lower unabsorbed overhead burden compared to prior fiscal year period, as costs are currently being offset by transition service fees under the transition services agreement with the purchaser of the Ed Tech business. This was partially offset by higher strategic technology spending and $1.5 million in higher severance expense related to cost saving initiatives.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $360.9 million at November 30, 2015, $506.8 million at May 31, 2015 and $42.9 million at November 30, 2014. Cash and cash equivalents held by the Company’s U.S. operations totaled $348.5 million at November 30, 2015, $491.2 million at May 31, 2015 and $24.5 million at November 30, 2014.

Cash used in operating activities was $178.0 million for the six months ended November 30, 2015, compared to cash provided by operating activities of $90.9 million for the prior fiscal year period, representing an increase in cash used in operating activities of $268.9 million. The increase in cash used was primarily due to current fiscal year income tax payments of approximately $186 million resulting from the gain on the sale of the Ed Tech business recognized in fiscal 2015. Discontinued operations resulted in lower cash provided of $79.1 million compared to the prior fiscal year period, which included the former Ed Tech business which was sold at the end of the prior fiscal year.

Cash used in investing activities was $14.0 million for the six months ended November 30, 2015, compared to $37.4 million in the prior fiscal year period, representing lower cash used in investing activities of $23.4 million. Discontinued operations resulted in a decrease in the use of cash of $13.3 million, primarily due to the absence of the Ed Tech business spending in the current period. The release of cash from the escrow established in connection with the sale of the Ed Tech business provided $9.8 million of cash from investing activities, as well as lower capital and prepublication spending of $5.4 million, primarily in the Children's Book Publishing and Distribution segment, which was partially offset by higher cash used for acquisition and other investment related activity of $5.1 million. The Company expects increased investment in the current fiscal year as the Company continues to transform its technology solutions.

Cash provided by financing activities was $46.8 million for the six months ended November 30, 2015, compared to cash used in financing activities of $30.7 million for the prior fiscal year period, representing an increase in cash provided by financing activities of $77.5 million. The Company experienced higher proceeds pursuant to employee stock plans of $20.8 million and lower net repayment activity under the Revolving Loan of $25.0 million in the six months ended November 30, 2015. As part of the transition services agreement with the purchaser of the Ed Tech business, the Company collects receivables and pays vendors on behalf of the purchaser and remits the net funds in the following month. This resulted in cash provided by financing activities of $12.9 million in the current fiscal year period. The Company's short-term credit facility net borrowings were $12.6 million higher than in the prior fiscal year period.

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May. In the current fiscal year period, due to the proceeds from the sale of the Ed Tech business, borrowings were not needed in the first and second quarter of fiscal 2016.

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

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, dividends, currently authorized common share repurchases and the proposed repurchases through a modified Dutch Auction tender offer, debt service, planned capital expenditures and other investments. As of November 30, 2015, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $360.9 million, cash from operations, and funding available under the Revolving Loan totaling approximately $425.0 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Additionally, the Company has short-term credit facilities of $52.1 million, less current borrowings of $12.0 million and commitments of $4.9 million, resulting in $35.2 million of current availability at November 30, 2015. Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

Financing

Loan Agreement

There were no outstanding borrowings under the Loan Agreement as of November 30, 2015. For a more complete description of the Company’s Loan Agreement, see Note 4 of Notes to condensed consolidated financial statements-unaudited in Item 1, “Financial Statements.”

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of November 30, 2015. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of November 30, 2015:

($ amounts in millions)	Fiscal Year Maturity
	2016(1)	2017	2018	2019	2020	Thereafter	Total	Fair Value @ 11/30/2015
Debt Obligations
Lines of Credit and current portion of long-term debt	$12.0	$—	$—	$—	$—	$—	$12.0	$12.0
Average interest rate	3.3%	—	—	—	—	—

(1)	Fiscal 2016 includes the remaining six months of the current fiscal year ending May 31, 2016.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of November 30, 2015, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.1*	Amendment Number 2, dated as of December 16, 2015, to the Amended and Restated Scholastic 2007 Outside Directors Stock Incentive Plan Corporation

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: December 18, 2015	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board, President and Chief Executive Officer

Date: December 18, 2015	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED NOVEMBER 30, 2015
Exhibits Index

Exhibit Number	Description of Document

10.1 *	Amendment Number 2, dated as of December 16, 2015, to the Scholastic 2007 Outside Directors Stock Incentive Plan Corporation.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Document **

101.DEF	XBRL Taxonomy Extension Definitions Document **

101.LAB	XBRL Taxonomy Extension Labels Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

* The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”