Form 10-Q
period 2016-02-29
SCHOLASTIC CORP
filed 2016-03-25
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2016	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of February 29, 2016

Common Stock, $.01 par value	32,485,671
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Revenues	$366.0	$346.5	$1,159.0	$1,148.1
Operating costs and expenses:
Cost of goods sold	178.0	174.1	549.6	545.6
Selling, general and administrative expenses (exclusive of depreciation and amortization)	188.3	186.0	563.0	563.4
Depreciation and amortization	9.2	11.1	30.3	36.8
Asset impairments	6.9	—	6.9	2.9
Total operating costs and expenses	382.4	371.2	1,149.8	1,148.7
Operating income (loss)	(16.4)	(24.7)	9.2	(0.6)
Interest income (expense), net	(0.2)	(0.7)	(0.8)	(2.6)
Gain (loss) on investments	—	—	2.2	0.6
Earnings (loss) from continuing operations before income taxes	(16.6)	(25.4)	10.6	(2.6)
Provision (benefit) for income taxes	(9.4)	(9.7)	1.5	(0.6)
Earnings (loss) from continuing operations	(7.2)	(15.7)	9.1	(2.0)
Earnings (loss) from discontinued operations, net of tax	(1.8)	(6.4)	(2.6)	14.3
Net income (loss)	$(9.0)	$(22.1)	$6.5	$12.3
Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic:
Earnings (loss) from continuing operations	$(0.21)	$(0.48)	$0.27	$(0.06)
Earnings (loss) from discontinued operations, net of tax	$(0.05)	$(0.20)	$(0.08)	$0.44
Net income (loss)	$(0.26)	$(0.68)	$0.19	$0.38
Diluted:
Earnings (loss) from continuing operations	$(0.21)	$(0.48)	$0.26	$(0.06)
Earnings (loss) from discontinued operations, net of tax	$(0.05)	$(0.20)	$(0.07)	$0.43
Net income (loss)	$(0.26)	$(0.68)	$0.19	$0.37
Dividends declared per Class A and Common Share	$0.15	$0.15	$0.45	$0.45

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Net income (loss)	$(9.0)	$(22.1)	$6.5	$12.3
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(3.1)	(7.6)	(11.3)	(15.1)
Pension and post-retirement adjustments (net of tax)	0.8	0.8	2.3	(0.7)
Total other comprehensive income (loss)	$(2.3)	$(6.8)	$(9.0)	$(15.8)
Comprehensive income (loss)	$(11.3)	$(28.9)	$(2.5)	$(3.5)

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	February 29, 2016	May 31, 2015	February 28, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$351.9	$506.8	$14.6
Restricted cash held in escrow	17.3	34.5	—
Accounts receivable, net	188.1	193.8	174.6
Inventories, net	333.1	257.6	327.9
Deferred income taxes	81.2	81.0	80.9
Prepaid expenses and other current assets	83.3	33.7	72.9
Current assets of discontinued operations	0.6	3.1	44.4
Total current assets	1,055.5	1,110.5	715.3
Property, plant and equipment, net	439.6	439.7	445.2
Prepublication costs, net	42.0	51.7	51.5
Royalty advances, net	42.9	39.3	40.2
Goodwill	116.2	116.3	121.7
Other intangibles	7.4	6.8	7.3
Noncurrent deferred income taxes	5.2	6.5	5.1
Other assets and deferred charges	51.9	51.5	45.4
Noncurrent assets of discontinued operations	—	—	119.8
Total noncurrent assets	705.2	711.8	836.2
Total assets	$1,760.7	$1,822.3	$1,551.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$8.2	$6.0	$19.1
Capital lease obligations	1.1	0.3	0.2
Accounts payable	196.4	146.8	176.9
Accrued royalties	52.8	26.8	50.8
Deferred revenue	52.7	21.5	48.4
Other accrued expenses	152.0	173.3	150.7
Accrued income taxes	2.8	158.8	5.6
Current liabilities of discontinued operations	1.5	14.1	56.4
Total current liabilities	467.5	547.6	508.1
Noncurrent Liabilities:
Long-term debt	—	—	65.0
Capital lease obligations	7.7	0.4	0.3
Other noncurrent liabilities	59.3	69.4	59.5
Noncurrent liabilities of discontinued operations	—	—	0.8
Total noncurrent liabilities	67.0	69.8	125.6

Commitments and Contingencies	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $.01 par value	0.0	0.0	0.0
Common Stock, $.01 par value	0.4	0.4	0.4
Additional paid-in capital	601.5	591.5	586.4
Accumulated other comprehensive income (loss)	(86.0)	(77.0)	(71.0)
Retained earnings	1,030.9	1,039.9	762.6
Treasury stock at cost	(320.6)	(349.9)	(360.6)
Total stockholders’ equity	1,226.2	1,204.9	917.8
Total liabilities and stockholders’ equity	$1,760.7	$1,822.3	$1,551.5

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Nine months ended
	February 29,	February 28,
	2016	2015
Cash flows - operating activities:
Net income (loss)	6.5	12.3
Earnings (loss) from discontinued operations, net of tax	(2.6)	14.3
Earnings (loss) from continuing operations	9.1	(2.0)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	8.9	8.9
Provision for losses on inventory	13.5	15.9
Provision for losses on royalty advances	2.6	2.9
Amortization of prepublication and production costs	20.6	22.8
Depreciation and amortization	30.6	37.1
Amortization of pension and post-retirement actuarial gains and losses	3.3	6.2
Deferred income taxes	0.7	(2.0)
Stock-based compensation	8.1	7.4
Income from equity investments	(3.0)	(1.8)
Non-cash write off related to asset impairments	6.9	2.9
(Gain) loss on investments	(2.2)	(0.6)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(8.3)	23.5
Inventories	(93.2)	(98.6)
Prepaid expenses and other current assets	(41.1)	(36.0)
Deferred promotion costs	(3.6)	(3.8)
Royalty advances	(6.6)	(6.5)
Accounts payable	41.5	42.0
Other accrued expenses	(18.9)	(17.6)
Accrued income taxes	(151.6)	(8.1)
Accrued royalties	26.8	21.3
Deferred revenue	31.6	29.2
Pension and post-retirement liabilities	(3.9)	3.6
Other noncurrent liabilities	(9.0)	(0.7)
Other, net	(4.6)	(7.1)
Total adjustments	(150.9)	40.9
Net cash provided by (used in) operating activities of continuing operations	(141.8)	38.9
Net cash provided by (used in) operating activities of discontinued operations	(9.8)	70.0
Net cash provided by (used in) operating activities	(151.6)	108.9

Cash flows - investing activities:
Prepublication and production expenditures	(18.2)	(21.8)
Additions to property, plant and equipment	(22.0)	(20.5)
Repayment of loan to investee	—	4.8
Other investment and acquisition-related payments	(3.7)	(0.7)
Proceeds from the sale of investments	3.3	0.6
Net cash provided by (used in) investing activities of continuing operations	(40.6)	(37.6)
Working capital adjustment from sale of discontinued assets	(2.9)	—
Changes in restricted cash held in escrow for discontinued assets	17.2	—
Net cash provided by (used in) investing activities of discontinued operations	—	(22.4)
Net cash provided by (used in) investing activities	(26.3)	(60.0)

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Nine months ended
	February 29,	February 28,
	2016	2015
Cash flows - financing activities:
Net borrowings (repayments) under credit agreement and revolving loan	—	(55.0)
Borrowings under lines of credit	35.9	261.1
Repayments of lines of credit	(33.1)	(257.2)
Repayment of capital lease obligations	(0.5)	(0.2)
Reacquisition of common stock	(5.8)	(3.5)
Proceeds pursuant to stock-based compensation plans	34.2	14.5
Payment of dividends	(15.4)	(14.8)
Net collections (remittances) under transition services agreement	4.5	—
Other	4.4	1.2
Net cash provided by (used in) financing activities	24.2	(53.9)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(1.3)
Net increase (decrease) in cash and cash equivalents	(154.9)	(6.3)
Cash and cash equivalents at beginning of period	506.8	20.9
Cash and cash equivalents at end of period	$351.9	$14.6

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

Use of estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Regulation S-X. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to:

•	Accounts receivable reserves for returns

•	Accounts receivable allowance for doubtful accounts

•	Pension and other post-retirement obligations

•	Uncertain tax positions

•	Inventory reserves

•	Cost of goods sold from book fair operations during interim periods determined based on estimated gross profit rates

•	Sales taxes

•	Royalty accruals and related advance reserves

•	Customer reward programs

•	Impairment testing for goodwill for assessment and measurement, intangibles and other long-lived assets and investments

•	Assets and liabilities acquired in business combinations.

New Accounting Pronouncements

ASU 2016-02
In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (the "ASU") 2016-02, Leases (Topic 842). This ASU includes a lessee accounting model that recognizes two types

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

of leases - finance leases and operating leases. This ASU requires that a lessee recognize on the balance sheet assets and liabilities for all leases with lease terms of more than 12 months. Lessees will need to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained the dual model, requiring leases to be classified as either operating or finance. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. For short-term leases of 12 months or less, lessees are permitted to make an accounting election by class of underlying asset not to recognize right-of-use assets or lease liabilities. If the alternative is elected, lease expense would be recognized generally on the straight-line basis over the respective lease term. Accounting by lessors was not significantly impacted by this update. Changes to lessor accounting focused on conformance with certain changes made to lessee accounting and to align with the recently released revenue recognition guidance.

The amendments in this ASU will take effect for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the adoption methodology and the impact of this update on its consolidated financial position, results of operations and cash flows.

ASU 2015-17
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU eliminates the current requirement for entities to present deferred tax liabilities and assets as current and noncurrent in a classified statement of financial position and instead requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company will elect an early application for its fiscal year ending May 31, 2016, and will present the net deferred tax assets as noncurrent and reclassify any current deferred tax assets in its consolidated financial position on a retrospective basis.

ASU 2015-16
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU eliminates the requirement under the current guidance that an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period. The measurement period is up to one year from the date of the acquisition. The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and that the acquirer records, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The financial statements should also separately present on the face of the income statement, or disclose in the footnotes, the amount of adjustments recorded in the current period by line item that would have been recorded in prior periods had the adjustment been made at the date of acquisition. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to provisional amount adjustments that occur after the effective date. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company has not chosen early adoption for fiscal 2016 and therefore the amendments in this update will be effective beginning in the first quarter of fiscal 2017. The Company does not expect the amendments in this update to have a material impact on its consolidated financial position, results of operations and cash flows.

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
In August 2015, the FASB issued Accounting Standards Update 2015-14-Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date established in ASU 2014-09. The amendments in ASU 2014-09 are now effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early application is not permitted. The Company is evaluating the adoption methodology and the impact of this update on its consolidated financial position, results of operations and cash flows.
2. DISCONTINUED OPERATIONS

The Company continuously evaluates its portfolio of businesses for both impairment and economic viability, as well as for possible strategic dispositions. The Company monitors the expected cash proceeds to be realized from the disposition of discontinued operations’ assets, and adjusts asset values accordingly.

During the nine month period ended February 29, 2016, there were no transactions that were classified as discontinued operations. During fiscal 2015, the Company closed or sold several operations. All of these businesses are classified as discontinued operations in the Company’s condensed consolidated financial statements.

Educational Technology and Services Business

On May 29, 2015, the Company completed the sale of substantially all of the assets comprising its former educational technology and services (“Ed Tech”) business and categorized this business as a discontinued operation. The consideration received was $577.7, of which $34.5 was deposited in escrow as security for potential indemnification and other obligations and $2.7 was received in estimated working capital adjustments. In the quarter ended February 29, 2016, the working capital adjustments from the sale of the Ed Tech business

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

were finalized, resulting in a payment to the purchaser of $2.9. In connection with the sale of the Ed Tech business to the purchaser, the Company entered into a transition services agreement whereby the Company is providing administrative, distribution and other services to the purchaser for a minimum of 6 months and up to a maximum of 24 months. Transition service fees under this agreement are recorded as a reduction to Selling, general and administrative expenses.

As of February 29, 2016, a majority of the escrow is subject to release periodically over the next 5 months upon fulfillment of certain service levels under the transition services agreement between the purchaser and the Company and is presented as Restricted cash held in escrow on the condensed consolidated balance sheets. As of February 29, 2016, the Company had adequately fulfilled all service requirements and $17.2 had been released from Restricted cash held in escrow in accordance with the transition services agreement.

All Other Discontinued Operations

During fiscal 2015, the Company completed a restructuring of the businesses comprising its former Media, Licensing and Advertising segment and discontinued a subscription-based print magazine business, the animation and audio production business, and the game console digital content business, all of which were previously reported in such segment.

The following table summarizes the operating results of the discontinued operations for the three and nine month periods ended February 29, 2016, respectively:

	Three months ended February 29, 2016			Nine months ended February 29, 2016
	Ed Tech	All Other	Total	Ed Tech	All Other	Total
Revenues	$—	$0.4	$0.4	$—	$0.7	$0.7
Operating costs and expenses	0.3	0.3	0.6	1.2	1.0	2.2
Interest income (expense)	—	—	—	—	0.1	0.1
Gain (loss) on sale (1)	(2.9)	—	(2.9)	(2.9)	—	(2.9)
Earnings (loss) before income taxes	$(3.2)	$0.1	$(3.1)	$(4.1)	$(0.2)	$(4.3)
Provision (benefit) for income taxes	(1.3)	0.0	(1.3)	(1.6)	(0.1)	(1.7)
Earnings (loss) from discontinued operations, net of tax	$(1.9)	$0.1	$(1.8)	$(2.5)	$(0.1)	$(2.6)

The following table summarizes the operating results of the discontinued operations for the three and nine month periods ended February 28, 2015, respectively:

	Three months ended February 28, 2015			Nine months ended February 28, 2015
	Ed Tech	All Other	Total	Ed Tech	All Other	Total
Revenues	$33.6	$1.9	$35.5	$174.1	$9.2	$183.3
Operating costs and expenses (2)	43.4	2.7	46.1	148.0	10.8	158.8
Interest income (expense)	0.0	0.1	0.1	0.0	0.1	0.1
Earnings (loss) before income taxes	$(9.8)	$(0.7)	$(10.5)	$26.1	$(1.5)	$24.6
Provision (benefit) for income taxes	(3.8)	(0.3)	(4.1)	10.9	(0.6)	10.3
Earnings (loss) from discontinued operations, net of tax	$(6.0)	$(0.4)	$(6.4)	$15.2	$(0.9)	$14.3

(1) For the three and nine months ended February 29, 2016, the Company recognized a pretax loss of $2.9 related to the final adjustment to the working capital estimate from the sale of the Ed Tech business.

(2) For the three and nine months ended February 28, 2015, Operating costs and expenses of the continuing operations included costs related to unabsorbed overhead burden associated with the Ed Tech business of $3.8 and $11.2, respectively. These costs were included in the Overhead segment. For the three and nine months ended February 28, 2015, $0.1 and $0.2, respectively, of the costs were recorded in Cost of goods sold and $3.7 and $11.0, respectively, were recorded in Selling, general and administrative expenses.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table sets forth the assets and liabilities of the discontinued operations included in the condensed consolidated balance sheets of the Company:

	February 29, 2016	May 31, 2015	February 28, 2015
Accounts receivable, net	$0.1	$2.5	$29.8
Inventories, net	—	0.1	13.5
Prepaid expenses and other current assets	0.5	0.5	1.1
Current assets of discontinued operations	$0.6	$3.1	$44.4

Property, plant and equipment, net	—	—	1.7
Prepublication costs, net	—	—	90.1
Royalty advances, net	—	—	1.0
Goodwill	—	—	22.7
Other intangibles, net	—	—	4.0
Other assets and deferred charges	—	—	0.3
Noncurrent assets of discontinued operations	$—	$—	$119.8

Capital lease obligation	—	—	0.4
Accounts payable	—	0.1	9.9
Accrued royalties	0.1	0.7	5.2
Deferred revenue	0.1	0.1	35.2
Other accrued expenses	1.3	13.2	5.7
Current liabilities of discontinued operations	$1.5	$14.1	$56.4

Capital lease obligation	—	—	0.5
Other noncurrent liabilities	—	—	0.3
Noncurrent liabilities of discontinued operations	$—	$—	$0.8

As of February 29, 2016 and May 31, 2015, assets and liabilities of discontinued operations primarily related to insignificant continuing cash flows from passive activities. As of May 31, 2015, other accrued expenses within the current liabilities of discontinued operations included payables for accrued costs of $12.2 related to the sale of the Ed Tech business that had not been paid as of May 31, 2015. These costs directly relate to the discontinued operations of the Ed Tech business and a majority have been or are expected to be paid in fiscal 2016.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Children’s Book Publishing & Distribution (1)	Education (1)	Overhead (1) (2)	Total Domestic	International (1)	Total
Three months ended February 29, 2016
Revenues	$220.2	$63.5	$—	$283.7	$82.3	$366.0
Bad debt expense	1.3	0.5	—	1.8	1.3	3.1
Depreciation and amortization (3)	6.6	2.5	5.0	14.1	1.9	16.0
Asset impairments (4)	3.7	3.2	—	6.9	—	6.9
Segment operating income (loss)	2.8	3.0	(20.5)	(14.7)	(1.7)	(16.4)
Expenditures for long-lived assets including royalty advances	11.5	2.9	6.9	21.3	2.3	23.6
Three months ended February 28, 2015
Revenues	$206.2	$54.2	$—	$260.4	$86.1	$346.5
Bad debt expense	1.6	0.5	—	2.1	0.7	2.8
Depreciation and amortization (3)	8.7	2.8	5.1	16.6	2.0	18.6
Segment operating income (loss)	(2.9)	3.3	(25.9)	(25.5)	0.8	(24.7)
Expenditures for long-lived assets including royalty advances	11.1	1.9	4.3	17.3	3.7	21.0

	Children’s Book Publishing & Distribution (1)	Education (1)	Overhead (1) (2)	Total Domestic	International (1)	Total
Nine months ended February 29, 2016
Revenues	$702.3	$185.6	$—	$887.9	$271.1	$1,159.0
Bad debt expense	3.8	1.7	—	5.5	3.4	8.9
Depreciation and amortization (3)	22.1	8.1	14.7	44.9	6.0	50.9
Asset impairments(4)	3.7	3.2	—	6.9	—	6.9
Segment operating income (loss)	54.2	12.1	(64.2)	2.1	7.1	9.2
Segment assets at February 29, 2016	471.4	153.4	879.1	1,503.9	256.2	1,760.1
Goodwill at February 29, 2016	40.9	65.4	—	106.3	9.9	116.2
Expenditures for long-lived assets including royalty advances	32.3	5.9	15.1	53.3	10.5	63.8
Long-lived assets at February 29, 2016	144.7	82.1	380.2	607.0	67.0	674.0
Nine months ended February 28, 2015
Revenues	$673.8	$170.9	$—	$844.7	$303.4	$1,148.1
Bad debt expense	4.3	1.4	—	5.7	3.2	8.9
Depreciation and amortization (3)	27.9	8.8	16.3	53.0	6.6	59.6
Asset impairments (4)	—	—	2.9	2.9	—	2.9
Segment operating income (loss)	45.2	12.3	(75.7)	(18.2)	17.6	(0.6)
Segment assets at February 28, 2015	459.3	152.9	523.9	1,136.1	251.2	1,387.3
Goodwill at February 28, 2015	46.3	65.4	—	111.7	10.0	121.7
Expenditures for long-lived assets including royalty advances	39.9	5.2	8.2	53.3	10.4	63.7
Long-lived assets at February 28, 2015	156.0	88.5	380.1	624.6	64.1	688.7

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

(3)	Includes depreciation of property, plant and equipment and amortization of intangible assets and prepublication and production costs.

(4)	Fiscal 2016 includes impairment charges associated with certain legacy prepublication assets. Fiscal 2015 includes an asset impairment related to the closure of a retail store in New York City.

4. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	February 29, 2016	May 31, 2015	February 28, 2015
Loan Agreement:
Revolving Loan (interest rates of n/a, n/a and 1.4%, respectively)	$—	$—	$65.0
Unsecured lines of credit (weighted average interest rates of 3.7%, 3.8% and 2.7%, respectively)	8.2	6.0	19.1
Total debt	$8.2	$6.0	$84.1
Less lines of credit, short-term debt and current portion of long-term debt	(8.2)	(6.0)	(19.1)
Total long-term debt	$—	$—	$65.0

The fair value of the Company's debt approximates the carrying value for all periods presented.

The following table sets forth the maturities of the Company’s debt obligations as of February 29, 2016, for the twelve-month periods ending February 28,

2017	$8.2
2018	—
2019	—
2020	—
2021 and thereafter	—
Total debt	$8.2

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

As of February 29, 2016, the indicated spread on Base Rate Advances was 0.18% and the indicated spread on Eurodollar Rate Advances was 1.18%, both based on the Company’s prevailing consolidated debt to total capital ratio.

The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At February 29, 2016, the facility fee rate was 0.20%.

As of February 29, 2016, the Company had no outstanding borrowings under the Loan Agreement. At February 29, 2016, the Company had open standby letters of credit totaling $0.4 under the Loan Agreement.

The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at February 29, 2016, the Company was in compliance with these covenants.

Lines of Credit

As of February 29, 2016, the Company had domestic unsecured money market bid rate credit lines totaling $25.0. There were no outstanding borrowings under these credit lines at February 29, 2016 or May 31, 2015. Outstanding borrowings under these credit lines were $10.4 at February 28, 2015. At February 29, 2016, the Company had open standby letters of credit totaling $4.9 under the domestic unsecured money market bid rate credit lines. As of February 29, 2016, availability under these unsecured money market bid rate credit lines totaled $20.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of February 29, 2016, the Company had equivalent local currency credit lines totaling $22.7. Outstanding borrowings under these lines of credit totaled $8.2, $6.0 and $8.7 at February 29, 2016, May 31, 2015 and February 28, 2015, respectively. As of February 29, 2016, the equivalent amounts available totaled $14.5, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the three month and nine month periods ended February 29, 2016 and February 28, 2015, respectively:

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Earnings (loss) from continuing operations attributable to Class A and Common Shares	$(7.2)	$(15.7)	$9.1	$(2.0)
Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	(1.8)	(6.4)	(2.6)	14.3
Net income (loss) attributable to Class A and Common Shares	$(9.0)	$(22.1)	$6.5	$12.3
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	34.3	32.7	34.0	32.6
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	—	—	0.9	0.6
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	34.3	32.7	34.9	33.2
Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.21)	$(0.48)	$0.27	$(0.06)
Earnings (loss) from discontinued operations, net of tax	$(0.05)	$(0.20)	$(0.08)	$0.44
Net income (loss)	$(0.26)	$(0.68)	$0.19	$0.38
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.21)	$(0.48)	$0.26	$(0.06)
Earnings (loss) from discontinued operations, net of tax	$(0.05)	$(0.20)	$(0.07)	$0.43
Net income (loss)	$(0.26)	$(0.68)	$0.19	$0.37

The following table sets forth Options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	February 29, 2016	February 28, 2015
Options outstanding pursuant to stock-based compensation plans (in millions)	3.4	4.4

In a period in which the Company reports a discontinued operation, Earnings (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive. Potentially dilutive shares outstanding pursuant to compensation plans that were not included in the diluted earnings per share calculation because they were anti-dilutive were 0.4 million as of February 29, 2016.

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

As of February 29, 2016, $52.9 remained available for future purchases of common shares under the current repurchase authorization of the Board of Directors (the "Board"). See Note 12, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

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

The following table summarizes the activity in Goodwill for the periods indicated:

	Nine months ended February 29, 2016	Twelve months ended May 31, 2015	Nine months ended February 28, 2015
Gross beginning balance	$155.9	$156.0	$156.0
Accumulated impairment	(39.6)	(34.2)	(34.2)
Beginning balance	$116.3	$121.8	$121.8
Impairment charge	—	(5.4)	—
Foreign currency translation	(0.1)	(0.1)	(0.1)
Gross ending balance	$155.8	$155.9	$155.9
Accumulated impairment	(39.6)	(39.6)	(34.2)
Ending balance	$116.2	$116.3	$121.7

The following table summarizes the activity in Total other intangibles for the periods indicated:

	Nine months ended February 29, 2016	Twelve months ended May 31, 2015	Nine months ended February 28, 2015
Beginning balance - Other intangibles subject to amortization	$4.7	$5.8	$5.8
Additions	2.4	0.8	0.8
Amortization expense	(1.7)	(1.9)	(1.4)
Foreign currency translation	(0.1)	—	—
Total other intangibles subject to amortization, net of accumulated amortization of $19.0, $17.3 and $16.8, respectively	$5.3	$4.7	$5.2
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$7.4	$6.8	$7.3

In the second quarter of fiscal 2016, the Company acquired 100% of the share capital of Troubadour, Limited, a book fairs business located in the United Kingdom and has integrated this business with its existing business in the United Kingdom. As a result, the Company recognized $1.9 of amortizable intangible assets.

Amortization expense for Total other intangibles was $1.7 and $1.4 for the nine months ended February 29, 2016 and February 28, 2015, respectively. Intangible assets with definite lives consist principally of customer lists, trademark and tradename rights and other agreements. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 4 years.

8. ACQUISITIONS

On September 8, 2015, the Company acquired 100% of the share capital of Troubadour, Limited, a book fairs business located in the United Kingdom, for £2.1 million, net of cash acquired, which was equivalent to approximately $3.2. Fair values were assigned to the assets and liabilities acquired, including inventory, trade receivables and payables, a customer list and fixed assets, in addition to cash. The Company utilized internally-developed discounted cash flow forecasts to determine the fair value of the customer list. The fair values of the net assets were $3.2 which included $1.9 of intangible assets attributable to the customer list. The results of operations of this business subsequent to the acquisition are included in the International segment. The transaction was not determined to be material to the Company's results and therefore pro forma financial information is not presented.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

9. INVESTMENTS

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $25.7, $26.3 and $18.6 at February 29, 2016, May 31, 2015 and February 28, 2015, respectively.

On November 5, 2015, the Company sold a cost method investment in China and received proceeds of $3.3 resulting in a pretax gain of $2.2.

On March 19, 2015, the Company purchased a 48.5% equity interest in Make Believe Ideas Limited (MBI), a UK-based children's book publishing company. Under the purchase agreement, and subject to its provisions, the Company will purchase the remaining outstanding shares in MBI after approximately four years. The remaining controlling interest is held by a single third party and therefore the Company accounted for the investment using the equity method of accounting. The net carrying value of this investment was $7.8, $7.3 and $0.0 at February 29, 2016, May 31, 2015 and February 28, 2015, respectively.

The Company’s 26.2% non-controlling interest in another children’s book publishing business located in the UK is accounted for using the equity method of accounting. The net carrying value of this investment was $17.9, $17.9 and $18.6 at February 29, 2016, May 31, 2015 and February 28, 2015, respectively.

Income from equity investments reported in "Selling, general and administrative expenses" in the condensed consolidated Statements of Operations totaled $3.0 and $1.8 for the nine months ended February 29, 2016 and February 28, 2015, respectively.

The Company had cost method investments that had a net carrying value of $0.0, $1.1 and $0.0 at February 29, 2016, May 31, 2015 and February 28, 2015, respectively.

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

	Pension Plans		Post-Retirement Benefits
	Three months ended		Three months ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Components of net periodic cost (credit):
Service cost	$—	$—	$0.0	$0.0
Interest cost	1.5	1.7	0.3	0.3
Expected return on assets	(1.9)	(2.3)	—	—
Net amortization of prior service credit	—	—	(0.0)	(0.1)
Benefit cost of settlement event	—	0.6	—	—
Amortization of (gain) loss	0.4	0.4	0.7	0.4
Net periodic cost (credit)	$(0.0)	$0.4	$1.0	$0.6

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Pension Plans		Post-Retirement Benefits
	Nine months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Components of net periodic cost (credit):
Service cost	$—	$—	$0.0	$0.0
Interest cost	4.6	5.0	1.0	1.0
Expected return on assets	(5.8)	(7.0)	—	—
Net amortization of prior service credit	—	—	(0.0)	(0.2)
Benefit cost of settlement event	—	4.3	—	—
Amortization of (gain) loss	1.2	1.1	2.1	1.0
Net periodic cost (credit)	$0.0	$3.4	$3.1	$1.8

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the nine months ended February 29, 2016, the Company made no contribution to the U.S. Pension Plan and contributed $0.9 to the UK Pension Plan.

The Company expects, based on actuarial calculations, to contribute cash of approximately $1.3 to the Pension Plans for the fiscal year ending May 31, 2016.

In the current fiscal year, the U.S. Pension Plan's funding status is sufficient to allow participants to receive "lump sum" payments at the participant's request. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation when paid. If these requests exceed $4.6 in the current fiscal year, the Company will recognize a settlement charge related to net unrecognized pension benefit costs in respect of the lump sum benefit payments made. For the nine months ended February 29, 2016, the Company made $3.1 of lump sum benefit payments to vested plan participants.

11. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Stock option expense	$0.8	$0.8	$5.2	$5.4
Restricted stock unit expense	0.7	0.6	2.1	1.9
Management stock purchase plan	0.0	0.1	0.6	0.7
Employee stock purchase plan	0.1	0.1	0.2	0.2
Total stock-based compensation expense	$1.6	$1.6	$8.1	$8.2

During the three month periods ended February 29, 2016 and February 28, 2015, respectively, less than 0.1 million and 0.1 million shares of Common Stock were issued by the Corporation pursuant to its stock-based compensation plans. For the nine month periods ended February 29, 2016 and February 28, 2015, respectively, approximately 1.2 million and 0.6 million shares of Common Stock were issued by the Corporation pursuant to its stock-based compensation plans.

For the three and nine month periods ended February 28, 2015, total stock-based compensation expense included $0.2 and $0.8, respectively, of expenses recognized in discontinued operations.

12. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The table below represents the remaining Board authorization:

	Amount
September 2010	$44.0	(a)
Additional authorization July 2015	50.0
Less repurchases made under the authorizations as of February 29, 2016	(41.1)
Remaining Board authorization at February 29, 2016	$52.9

(a)  Represents the remainder of a $200.0 authorization after giving effect to the purchase of 5,199,699 shares at $30.00 per share pursuant to a large share repurchase in the form of a modified Dutch Auction tender offer that was completed by the Company on November 3, 2010 for a total cost of $156.0, excluding related fees and expenses.

On July 22, 2015, the Board authorized an additional $50.0 for the share buy-back program, to be funded with available cash. There were $7.0 repurchases of Common Stock made during the three and nine months ended February 29, 2016. The Company’s repurchase program may be suspended at any time without prior notice.

On December 16, 2015, the Board approved another modified Dutch Auction tender offer (the "Offer") to purchase for cash up to $200.0 in value of the Company's shares of Common Stock, par value, $.01 per share, at a price range to be determined. The Offer was commenced on December 28, 2015 with a price range for prices specified by tendering stockholders of not greater than $40.00 or less than $37.00 per share of Common Stock. On January 21, 2016, the Company terminated the Offer because of a decrease of more than 10% in a number of major United States stock indices following the commencement of the Offer on December 28, 2015. One of the conditions of the Offer provided the Company with the right in its discretion to terminate the Offer in the event of a decrease of more than 10%, at any time prior to the expiration of the Offer, in the market price for the Common Shares or in the Dow Jones Industrial Average, New York Stock Exchange Index, NASDAQ Composite Index or the Standard and Poor's 500 Composite Index measured from the close of trading on December 28, 2015.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	Nine months ended February 29, 2016
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance	$(31.9)	$(45.1)	$(77.0)
Other comprehensive income (loss) before reclassifications	(11.3)	—	$(11.3)
Less: amount reclassified from Accumulated other comprehensive income (loss)	—	2.3	2.3
Other comprehensive income (loss)	(11.3)	2.3	(9.0)
Ending balance	$(43.2)	$(42.8)	$(86.0)

	Nine months ended February 28, 2015
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance	$(16.7)	$(38.5)	$(55.2)
Other comprehensive income (loss) before reclassifications	(15.1)	(4.6)	$(19.7)
Less: amount reclassified from Accumulated other comprehensive income (loss)	—	3.9	3.9
Other comprehensive income (loss)	(15.1)	(0.7)	(15.8)
Ending balance	$(31.8)	$(39.2)	$(71.0)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Nine months ended		Affected line items in the condensed consolidated statements of operations
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Employee benefit plans:
Amortization of prior service cost (credit)	$(0.0)	$(0.1)	$(0.0)	$(0.2)	Selling, general and administrative
Amortization of unrecognized gain (loss) included in net periodic cost (credit)	1.1	0.8	3.3	2.1	Selling, general and administrative
Settlement charge	—	0.6	—	4.3	Selling, general and administrative
Less: Tax effect	(0.3)	(0.5)	(1.0)	(2.3)	Income tax expense (benefit)
Total expense, net of tax	$0.8	$0.8	$2.3	$3.9

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

During the three month period ended February 29, 2016, the Company identified impairment indicators associated with certain legacy prepublication assets in the Children's Book Publishing and Distribution and Education segments. As part of the budgeting and forecasting process, significant expected declines in revenue relating to these products were identified. Internally developed future cash flow forecasts, a level 3 measurement, were developed by the Company and the Company determined the assets were not recoverable. The Company developed the discounted cash flow models using a discount rate of 15% and the aforementioned future cash flow forecasts. Based on the analysis, these legacy prepublication assets were determined to be fully impaired for a total of $6.9.

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

The Company’s annual effective tax rate, exclusive of discrete items, unbenefitted foreign losses, and release of associated valuation allowances, used to calculate the interim tax provision is expected to be approximately 40.1%. The interim effective tax rate, inclusive of discrete items, was 56.6% and 14.2% for the three and nine month periods ended February 29, 2016, respectively. The tax provision for the current fiscal year quarter and current fiscal year were favorably impacted by a settlement with the Internal Revenue Service, as discussed below.

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. During the current fiscal year quarter, the Company reached a settlement with the Internal Revenue Service for fiscal years ended May 31, 2011, 2012 and 2013. In the current fiscal year quarter, the Company recognized previously unrecognized tax positions of $4.5, inclusive of interest, as a result of this settlement.

The Company is currently under audit by the Internal Revenue Service for the fiscal year ended May 31, 2014. The Company is currently under audit by New York City for fiscal years ended May 31, 2008, 2009 and 2010. If any of these tax examinations are concluded within the next twelve months, the Company will make any necessary adjustments to its unrecognized tax benefits.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

16. DERIVATIVES AND HEDGING

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses in the condensed consolidated statements of operations, and it recognizes the unrealized gain or loss in other current assets or current liabilities. The notional values of the contracts as of February 29, 2016 and February 28, 2015 were $31.7 and $9.1, respectively. Unrealized gains of $0.2 and $1.1 were recognized at February 29, 2016 and February 28, 2015, respectively, for the nine month periods then ended.

17. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following as of the dates indicated:

	February 29, 2016	May 31, 2015	February 28, 2015
Accrued payroll, payroll taxes and benefits	$37.2	$44.3	$41.0
Accrued bonus and commissions	15.9	32.6	15.5
Accrued other taxes	27.2	26.7	24.0
Accrued advertising and promotions	37.1	33.4	35.3
Accrued insurance	7.8	7.8	8.1
Other accrued expenses	26.8	28.5	26.8
Total accrued expenses	$152.0	$173.3	$150.7

18. SUBSEQUENT EVENTS

The Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the fourth quarter of fiscal 2016. The dividend is payable on June 15, 2016 to shareholders of record as of the close of business on April 29, 2016.

In March 2016, the Company is beginning its construction program to create new premium retail space and a more modern and efficient office floor plan at the Company's headquarters location in New York City. As a result, the Company will abandon certain existing building improvements during the course of the construction.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenues from continuing operations in the quarter ended February 29, 2016 were $366.0 million, compared to $346.5 million in the prior fiscal year quarter, an increase of $19.5 million. The Company reported a net loss per share of $0.26 in the current fiscal year quarter, compared to a net loss per share of $0.68 in the prior fiscal year quarter, which reflects both continuing and discontinued operations.

The year-over-year improvement in the current fiscal year quarter operating results was largely driven by strong sales in children's books, especially in trade and reading clubs. Core trade frontlist titles continued to perform well, along with the full-color illustrated edition of Harry Potter and The Sorcerer's Stone and Harry Potter-themed coloring books. School reading clubs also saw higher order volume in the quarter ended February 29, 2016 when compared to the prior fiscal year quarter. Higher sales of the Company's classroom books and classroom magazines underlined the importance of the education business, which continues to be a growth area for the Company.

During the quarter ended February 29, 2016, the Company continued strong execution in the children's book and education businesses, where the Company's creative content and distribution channels continued to bring the power of reading to children in their classrooms and at home. The Company's Canada operations also regained momentum with higher local currency revenues in the quarter ended February 29, 2016 when compared to the prior fiscal year quarter. The Company is well positioned for further growth in children's books with a strong pipeline of new trade titles, including the recently announced script book Harry Potter and the Cursed Child, and in the Education segment where the Company's comprehensive literacy solutions are leading to broader partnerships with schools throughout the country. Given the strength in children's books, the Company is making additional investments to support a growing frontlist of exceptional titles, authors and licensed properties. In addition, the Company is beginning construction to create new premium retail space and a more modern and efficient office plan at the Company's headquarters location in New York City. The Company believes that the longer-term return on these investments, in the form of increased rental income, avoidance of external lease expense and higher real estate values, will be significant.

Results of Operations – Consolidated

Revenues for the quarter ended February 29, 2016 increased to $366.0 million, compared to $346.5 million in the prior fiscal year quarter. The Children's Book Publishing and Distribution segment revenues increased $14.0 million, primarily driven by the increased demand for Harry Potter titles. This increase, coupled with strong demand for frontlist titles, resulted in higher trade channel revenues of $12.2 million. In addition, revenues from the book clubs channel increased $2.7 million, due to higher revenue per event, which was partially offset by a $0.9 million decrease in revenue related to the Company's book fairs channel. The Education segment revenues increased $9.3 million, driven by higher sales of $8.1 million, primarily related to the Company's classroom books and literacy initiatives, and $1.2 million in increased magazine sales. In local currencies, the International segment revenues increased $5.2 million, primarily driven by higher local currency revenues in the Canada operations of $4.5 million, as labor actions which had affected schools in parts of Canada are now settled. The Company's increased revenues were partially offset by unfavorable foreign exchange translation of $9.0 million.

Revenues for the nine month period ended February 29, 2016 increased to $1,159.0 million, compared to $1,148.1 million in the prior fiscal year period. The Children's Book Publishing and Distribution segment revenues increased $28.5 million, primarily driven by $26.7 million higher revenues in the trade channel due to increased demand for Harry Potter related titles as well as the Company's strong frontlist titles. The Company's book fairs channel revenue increased $13.9 million due to a higher number of fairs and increased revenue per fair. Partially offsetting the increases were lower revenues from the book clubs channel of $6.2 million due to the soft sales in the second fiscal year quarter, which resulted from the relatively late start to the school calendar compared to the prior fiscal year, and $5.9 million lower sales in the trade channel's media operations. The Education segment revenues increased $14.7 million due to the strong demand for classroom and consumer magazines as well as the strong third fiscal year quarter for the Company's classroom books and literacy initiatives. In local currencies, the International segment revenues increased $5.6 million, primarily driven by the Australia operations. The Company's increased revenues were partially offset by unfavorable foreign exchange translation of $37.9 million.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Components of Cost of goods sold for the three and nine months ended February 29, 2016 and February 28, 2015 are as follows:

	Three months ended				Nine months ended
	February 29,		February 28,		February 29,		February 28,
	2016		2015		2016		2015
($ amounts in millions)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Product, service and production costs	$97.9	26.7%	$94.6	27.3%	$307.5	26.5%	$303.2	26.4%
Royalty costs	21.6	5.9%	19.6	5.7%	67.1	5.8%	61.7	5.4%
Prepublication and production amortization	6.9	1.9%	7.4	2.1%	20.5	1.8%	22.5	2.0%
Postage, freight, shipping, fulfillment and other	51.6	14.1%	52.5	15.1%	154.5	13.3%	158.2	13.7%
Total	$178.0	48.6%	$174.1	50.2%	$549.6	47.4%	$545.6	47.5%

Cost of goods sold as a percentage of revenue for the quarter ended February 29, 2016 decreased to 48.6%, compared to 50.2% in the prior fiscal year quarter. Lower cost of goods sold as a percentage of revenue was driven by favorable product mix and $1.5 million of costs associated with the Company's Canada operations warehouse optimization project in the prior fiscal year quarter.

Cost of goods sold as a percentage of revenue for the nine month period ended February 29, 2016 was in line with the prior fiscal year period. Decreases in the cost of goods sold as a percentage of revenue due to favorable product mix and the prior fiscal year Canada operations warehouse optimization project were mostly offset by higher cost of goods sold as a percentage of revenue due to the use of U.S. sourced product in the Company's international operations and the related strength of the U.S. dollar.

Selling, general and administrative expenses in the quarter ended February 29, 2016 increased to $188.3 million, compared to $186.0 million in the prior fiscal year quarter. The increase in expense primarily related to the $2.5 million insurance settlement in the prior fiscal year quarter relating to a fire in a warehouse in India and higher employee-related expenses associated with continued efforts to improve sales, primarily in the book fair channel and in classroom books and literacy initiatives. This was partially offset by a decrease of $3.8 million in international expenses attributable to foreign currency translation and lower unabsorbed overhead burden compared to the prior fiscal year quarter, as costs are currently being offset by fees received under the transition services agreement with the purchaser of the Ed Tech business. In addition, the Company had lower severance expense of $0.8 million related to cost saving initiatives and lower pension-related expenses of $0.6 million due to the Company settling a portion of its domestic pension plan in the prior fiscal year quarter.

Selling, general and administrative expenses for the nine month period ended February 29, 2016 decreased to $563.0 million, compared to $563.4 million in the prior fiscal year period. The decrease in expense is primarily related to lower international expense attributable to foreign currency translation of $13.5 million and lower unabsorbed overhead burden compared to the prior fiscal year period, as costs are currently being offset by transition service fees under the transition services agreement with the purchaser of the Ed Tech business, partially offset by higher strategic technology spending on new enterprise-wide customer and content management systems and the migration to cloud-based SaaS solutions. To a lesser extent the change in Selling, general and administrative expenses is attributable to higher expenses in the Children's Book Publishing and Distribution and Education segments associated with continued efforts to improve sales in the book fairs channel and sales of classroom books and literacy initiatives. In addition, the Company had lower pension-related expenses of $4.3 million due to the Company settling a portion of its domestic pension plan in the prior fiscal year period, partially offset by higher expense of $1.5 million related to a branch consolidation project in the Company's book fairs operations, higher expenses related to the $2.5 million insurance settlement in the prior fiscal year period relating to the fire in a warehouse in India and higher severance expense of $0.7 million related to cost saving initiatives.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Depreciation and amortization expenses in the quarter ended February 29, 2016 decreased to $9.2 million, compared to $11.1 million in the prior fiscal year quarter. The decrease was primarily attributable to lower capitalized technology costs than in the prior fiscal year quarter.

Depreciation and amortization expenses for the nine month period ended February 29, 2016 decreased to $30.3 million, compared to $36.8 million in the prior fiscal year period. The decrease was primarily attributable to lower capitalized technology costs than in the prior fiscal year period.

For the three and nine months ended February 29, 2016, the Company recognized asset impairment charges for certain legacy prepublication assets of $6.9 million. For the nine months ended February 28, 2015, the Company recognized an impairment charge of $2.9 million associated with the closure of the retail store located at the Company headquarters in New York, NY.

For the three month period ended February 29, 2016, net interest expense decreased to $0.2 million, from $0.7 million in the prior fiscal year quarter. For the nine month period ended February 29, 2016, net interest expense decreased to $0.8 million, from $2.6 million in the prior fiscal year period. The decrease in both periods was due to the reduction in outstanding borrowings on the Revolving Loan.

In the nine month period ended February 29, 2016, the Company realized a gain of $2.2 million on the sale of a cost method investment in China.

The Company’s effective tax rate for the third quarter of fiscal 2016 was 56.6%, compared to 38.2% in the prior fiscal year quarter. The Company’s effective tax rate for the nine month period ended February 29, 2016 was 14.2%, compared to 23.1% in the prior fiscal year period. The tax provision for the three and nine month periods ended February 29, 2016 were favorably impacted by a settlement with the Internal Revenue Service. For the full year, the Company expects an effective tax rate, inclusive of discrete items, of approximately 37%.

Loss from continuing operations for the quarter ended February 29, 2016 improved by $8.5 million to $7.2 million, compared to a loss of $15.7 million in the prior fiscal year quarter. The basic and diluted loss from continuing operations per share of Class A Stock and Common Stock were $0.21 and $0.21, respectively, in the quarter ended February 29, 2016, compared to $0.48 and $0.48, respectively, in the prior fiscal year quarter.

Earnings from continuing operations for the nine months ended February 29, 2016 increased by $11.1 million to $9.1 million, compared to a loss of $2.0 million in the prior fiscal year period. The basic and diluted earnings from continuing operations per share of Class A Stock and Common Stock were $0.27 and $0.26, respectively, in the nine months ended February 29, 2016, compared to a loss per basic and diluted share of $0.06 and $0.06, respectively, in the prior fiscal year period.
Loss from discontinued operations, net of tax, for the quarter ended February 29, 2016 was $1.8 million, compared to a loss from discontinued operations, net of tax, of $6.4 million in the prior fiscal year quarter. The current fiscal year quarter was impacted by a working capital adjustment on the sale of the Ed Tech business, resulting in a $2.9 million pretax expense. The prior fiscal year quarter includes the results of the former Ed Tech business, which incurred a loss in the prior year third quarter due to the seasonality of the business. The Company did not discontinue any operations in the quarter ended February 29, 2016.
Loss from discontinued operations, net of tax, for the nine months ended February 29, 2016 was $2.6 million, compared to earnings of $14.3 million in the prior fiscal year period, primarily related to the results of the former Ed Tech business. The current fiscal year period was impacted by a working capital adjustment resulting in a $2.9 million pretax expense. The Company did not discontinue any operations in the first nine months of fiscal 2016.

Net loss for the quarter ended February 29, 2016 improved by $13.1 million to $9.0 million, compared to $22.1 million in the prior fiscal year quarter. Net loss per basic and diluted share of Class A Stock and Common Stock was $0.26 and $0.26, respectively, in the quarter ended February 29, 2016, compared to a loss per basic and diluted share of $0.68 and $0.68, respectively, in the prior fiscal year quarter.

Net income for the nine months ended February 29, 2016 decreased by $5.8 million to $6.5 million, compared to $12.3 million in the prior fiscal year period. Net income per basic and diluted share of Class A Stock and

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Common Stock was $0.19 and $0.19, respectively, in the nine months ended February 29, 2016, compared to $0.38 and $0.37 per basic and diluted share, respectively, in the prior fiscal year period.

Results of Continuing Operations

Children’s Book Publishing and Distribution

	Three months ended				Nine months ended
	February 29,	February 28,	$	%	February 29,	February 28,	$	%
($ amounts in millions)	2016	2015	change	change	2016	2015	change	change
Revenues	$220.2	$206.2	$14.0	6.8%	$702.3	$673.8	$28.5	4.2%
Cost of goods sold	99.9	96.3	3.6	3.7%	303.8	291.3	12.5	4.3%
Other operating expenses*	113.8	112.8	1.0	0.9%	340.6	337.3	3.3	1.0%
Asset impairments	3.7	—	3.7	100.0%	3.7	—	3.7	100.0%
Operating income (loss)	$2.8	$(2.9)	$5.7		$54.2	$45.2	$9.0
Operating margin	1.3%	—%			7.7%	6.7%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended February 29, 2016 increased to $220.2 million, compared to $206.2 million in the prior fiscal year quarter. Trade channel revenues increased $12.2 million primarily driven by the increased demand for Harry Potter titles. In addition, continued sales of bestselling series, including Amulet, Wings of Fire and The Baby-Sitters Club, plus new releases including DC Comics: Secret Hero Society, Study Hall of Justice and Kill the Boy Band also drove higher revenues. Book club channel revenues increased $2.7 million due to higher revenue per event, which was partially offset by slightly lower book fairs channel revenues of $0.9 million reflecting a shifting of some fairs to the fourth quarter of the fiscal year. Sales of the Minecraft series handbook titles across all Children’s Book Publishing and Distribution channels totaled $3.9 million in the quarter ended February 29, 2016, compared to $8.9 million in the prior fiscal year quarter.

Revenues for the nine months ended February 29, 2016 increased to $702.3 million, compared to $673.8 million in the prior fiscal year period. Trade channel revenues increased $20.8 million primarily due to higher trade publishing sales of $26.7 million. This increase was driven by strong sales for both frontlist and backlist titles, and the continued strong performance of Harry Potter titles, including Harry Potter and the Sorcerer's Stone: The Illustrated Edition and the Harry Potter-themed coloring books. The higher trade publishing sales were partially offset by lower sales in media operations of $5.9 million. Book fairs channel revenues increased $13.9 million, driven by a 3% increase in both number of fairs held and revenue per fair. The book club channel revenues decreased $6.2 million, driven by the soft sales in the second fiscal year quarter due to the relatively late start to the school calendar compared to the prior fiscal year period. Sales of the Minecraft series handbook titles across all Children’s Book Publishing and Distribution channels totaled $18.5 million in the nine month period ended February 29, 2016, compared to $46.2 million in the prior fiscal year period.

Cost of goods sold for the quarter ended February 29, 2016 was $99.9 million, or 45% of revenues, compared to $96.3 million, or 47% of revenues, in the prior fiscal year quarter. The three month period ended February 29, 2016 experienced favorable product mix due in part to higher sales of lower royalty-based product and increased revenue per unit shipped resulting in lower postage, freight, and shipping-related costs.

Cost of goods sold for the nine months ended February 29, 2016 was $303.8 million, or 43% of revenues, compared to $291.3 million, or 43% of revenues, in the prior fiscal year period. The nine month period ended February 29, 2016 experienced modestly higher promotional spend in the book fairs channel, offset by lower production amortization costs and favorable product mix.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Other operating expenses of $113.8 million for the quarter ended February 29, 2016 increased when compared to $112.8 million in the prior fiscal year quarter. The increase was partially due to higher employee-related expenses of $2.3 million in the book fairs channel primarily associated with continued efforts to improve sales.

Other operating expenses of $340.6 million for the nine months ended February 29, 2016 increased when compared to $337.3 million in the prior fiscal year period. The increase was partially due to higher employee- related expenses of $6.2 million in the book fairs channel primarily associated with continued efforts to improve sales, as well as expenses related to a branch consolidation project in the Company's book fairs operations of $1.5 million.

For the three and nine months ended February 29, 2016, the Company recognized an impairment charge of $3.7 million for certain legacy prepublication assets.

Segment operating income for the quarter ended February 29, 2016 increased to $2.8 million, compared to a loss of $2.9 million in the prior fiscal year quarter, primarily due to the higher trade channel sales benefiting from a strong demand for Harry Potter and other frontlist titles and increased sales in the book club channel as the business makes up for the relatively late start to the school year, partially offset by an impairment charge for certain legacy prepublication assets of $3.7 million.

Segment operating income for the nine months ended February 29, 2016 increased to $54.2 million, compared to $45.2 million in the prior fiscal year period, primarily due to the strong trade channel sales and an increase in the number of fairs held in the book fairs channel, partially offset by the late start to the school calendar which negatively impacted sales in the book club channel as well as higher employee-related expenses and promotional spend to drive sales in the book fairs channel and an impairment charge for certain legacy prepublication assets of $3.7 million.

Education

	Three months ended				Nine months ended
	February 29,	February 28,	$	%	February 29,	February 28,	$	%
($ amounts in millions)	2016	2015	change	change	2016	2015	change	change
Revenues	$63.5	$54.2	$9.3	17.2%	$185.6	$170.9	$14.7	8.6%
Cost of goods sold	20.7	18.2	2.5	13.7%	64.5	61.0	3.5	5.7%
Other operating expenses*	36.6	32.7	3.9	11.9%	105.8	97.6	8.2	8.4%
Asset impairments	3.2	—	3.2	100.0%	3.2	—	3.2	100.0%
Operating income (loss)	$3.0	$3.3	$(0.3)		$12.1	$12.3	$(0.2)
Operating margin	4.7%	6.1%			6.5%	7.2%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended February 29, 2016 increased to $63.5 million, compared to $54.2 million in the prior fiscal year quarter. Revenues increased $8.1 million primarily due to higher revenues from classroom books and literacy initiatives driven by classroom books and collections and summer reading program sales. In addition, circulation was higher for classroom magazines driving a $2.1 million increase. This was partially offset by lower sales in the Company's consumer magazines, primarily driven by fewer custom publishing programs in the quarter ended February 29, 2016 when compared to the prior fiscal year quarter.

Revenues for the nine months ended February 29, 2016 increased to $185.6 million, compared to $170.9 million in the prior fiscal year period. Sales increased $7.2 million primarily due to higher sales from classroom books and literacy initiatives driven by classroom books and collections and summer reading program sales, as well as an increase of $4.6 million in classroom magazine sales due to higher circulation and an increase of $3.3 million in revenues from the Company's consumer magazines due to increased digital and custom publishing programs. Partially offsetting the increase were lower sales in library publishing.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Cost of goods sold for the quarter ended February 29, 2016 was $20.7 million, or 33% of revenues, compared to $18.2 million, or 34% of revenues, in the prior fiscal year quarter. A modest reduction in Cost of goods sold as a percentage of revenues was primarily driven by the higher classroom books and literacy initiatives sales during the quarter ended February 29, 2016 which resulted in a higher revenue per unit and reduced fulfillment and postage costs when compared to the prior fiscal year quarter.

Cost of goods sold for the nine months ended February 29, 2016 was $64.5 million, or 35% of revenues, compared to $61.0 million, or 36% of revenues, in the prior fiscal year period. A modest reduction in Cost of goods sold as a percentage of revenues was primarily driven by the increased sales of the consumer magazines digital and custom publishing programs, which carry higher margins and low variable costs.

Other operating expenses increased to $36.6 million for the quarter ended February 29, 2016, compared to $32.7 million in the prior fiscal year quarter. The increase is due to higher sales management-related expenses as part of the Company's continued efforts to increase sales from classroom books and literacy initiatives, coupled with higher operating expenses related to the increased circulation of classroom magazines.

Other operating expenses increased to $105.8 million for the nine months ended February 29, 2016, compared to $97.6 million in the prior fiscal year period. The increase is due to higher sales management-related expenses as part of the Company's continued efforts to increase sales from classroom books and literacy initiatives, coupled with higher operating expenses related to the increased circulation of classroom magazines.

For the three and nine months ended February 29, 2016, the Company recognized impairment charges for certain legacy prepublication assets of $3.2 million.

Segment operating income in the quarter ended February 29, 2016 decreased by $0.3 million compared to the prior fiscal year quarter. This was primarily driven by impairment charges for certain legacy prepublication assets of $3.2 million, as well as higher employee-related expenses as part of the Company's continued efforts to increase sales from classroom books and literacy initiatives, partially offset by operating income generated from the higher sales of classroom books, summer reading programs and classroom magazines.

Segment operating income in the nine months ended February 29, 2016 decreased by $0.2 million compared to the prior fiscal year period. This was primarily driven by impairment charges for certain legacy prepublication assets of $3.2 million, lower guided reading sales as well as higher employee-related expenses incurred as part of the Company's continued efforts to increase sales from classroom books and literacy initiatives, partially offset by operating income generated from the higher sales of classroom books, summer reading programs and classroom and consumer magazines.

International

	Three months ended				Nine months ended
	February 29,	February 28,	$	%	February 29,	February 28,	$	%
($ amounts in millions)	2016	2015	change	change	2016	2015	change	change
Revenues	$82.3	$86.1	$(3.8)	-4.4%	$271.1	$303.4	$(32.3)	-10.6%
Cost of goods sold	45.0	46.2	(1.2)	-2.6%	144.0	153.8	(9.8)	-6.4%
Other operating expenses*	39.0	39.1	(0.1)	-0.3%	120.0	132.0	(12.0)	-9.1%
Operating income (loss)	$(1.7)	$0.8	$(2.5)		$7.1	$17.6	$(10.5)
Operating margin	—%	0.9%			2.6%	5.8%

*Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended February 29, 2016 decreased to $82.3 million, compared to $86.1 million in the prior fiscal year quarter, as a result of unfavorable foreign exchange translation of $9.0 million due to the stronger U.S. dollar. Total local currency revenues across the Company's foreign operations increased by $5.2 million when compared to the prior fiscal year quarter. Local currency revenues from Canada increased $4.5

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

million driven by higher sales in the trade and book fairs channels due in part to prior quarter and prior year labor actions being settled. Local currency revenues from Australia and New Zealand increased $1.1 million, primarily on continued demand for local titles within the Australia trade channel. Local currency revenues from the UK increased $0.4 million, primarily due to an increase in book fairs channel revenues driven by the second quarter acquisition of Troubadour, Limited, a leading book fair provider in the UK. In addition, local currency revenues increased $0.2 million from the Company's Asia operations, primarily led by operations in India and Malaysia. Local currency revenue increases were partially offset by lower local currency revenues in the Company's export and foreign rights channel of $1.0 million which were negatively impacted by the strong U.S. dollar.

Revenues for the nine months ended February 29, 2016 decreased to $271.1 million, compared to $303.4 million in the prior fiscal year period, as a result of unfavorable foreign exchange translation of $37.9 million due to the stronger U.S. dollar. Total local currency revenues across the Company's foreign operations increased by $5.6 million when compared to the prior fiscal year period. Local currency revenues from Australia and New Zealand increased $8.1 million, primarily on increased sales of local titles within the Australia trade channel. Local currency revenues increased $2.7 million from the Company's Asia operations primarily led by operations in India, Indonesia, Malaysia and the Philippines. Local currency revenues from the UK increased $1.4 million, primarily due to an increase in book fairs channel revenues driven by the acquisition of Troubadour, Limited, partially offset by lower sales within the trade and book clubs channels. Local currency revenue increases were partially offset by lower local currency revenues in the Company's export and foreign rights channel of $4.3 million, as the prior fiscal year period reflected higher education sales and lower local currency revenues in Canada of $2.3 million due to the effects of the now settled labor action in Ontario schools.

Cost of goods sold for the quarter ended February 29, 2016 was $45.0 million, or 55% of revenues, compared to $46.2 million, or 54% of revenues, in the prior fiscal year quarter. Cost of goods sold as a percentage of revenues experienced a modest increase due to the strong U.S. dollar which increased Cost of goods sold as a percentage of revenues due to the fact that many of the Company's international operations purchase product in U.S. dollars. This increase was partially offset by $1.5 million in lower costs due to a warehouse optimization project in Canada during the prior fiscal year quarter.

Cost of goods sold for the nine months ended February 29, 2016 was $144.0 million, or 53% of revenues, compared to $153.8 million, or 51% of revenues, in the prior fiscal year period. The increase in Cost of good sold as a percentage of revenues was primarily driven by the lower sales in Canada over the nine month period ended February 29, 2016, which, coupled with the effect of fixed costs, impacted the overall Cost of goods sold as a percentage of revenues. Additionally, the strong U.S. dollar further increased Cost of goods sold as a percentage of revenues due to the fact that many of the Company's international operations purchase product in U.S. dollars. This increase was partially offset by $1.5 million in lower costs due to a warehouse optimization project in Canada during the prior fiscal year period.

Other operating expenses for the quarter ended February 29, 2016 were $39.0 million, compared to $39.1 million in the prior fiscal year quarter. In local currencies, Other operating expenses increased by $3.8 million primarily driven by the $2.5 million insurance settlement in the prior fiscal year quarter relating to a fire in a warehouse in India, partially offset by foreign exchange translation of $3.9 million.

Other operating expenses for the nine months ended February 29, 2016 were $120.0 million, compared to $132.0 million in the prior fiscal year period. In local currencies, Other operating expenses increased by $2.0 million, primarily driven by the $2.5 million insurance settlement in the prior fiscal year quarter relating to the fire in a warehouse in India, partially offset by foreign exchange translation of $14.0 million.

Segment operating income for the quarter ended February 29, 2016 decreased by $2.5 million compared to the prior fiscal year quarter. This was primarily driven by the $2.5 million insurance settlement in the prior fiscal year quarter relating to the fire in a warehouse in India.

Segment operating results for the nine months ended February 29, 2016 decreased by $10.5 million compared to the prior fiscal year period. This was primarily driven by the strong U.S. dollar and its impact on U.S. sourced product, coupled with the $2.5 million insurance settlement in the prior fiscal year quarter relating to the fire in a warehouse in India.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overhead

Unallocated overhead expense for the quarter ended February 29, 2016 decreased by $5.4 million to $20.5 million, from $25.9 million in the prior fiscal year quarter. The decrease is primarily related to lower unabsorbed overhead burden compared to the prior fiscal year quarter, as costs are currently being offset by transition service fees under the transition services agreement with the purchaser of the Ed Tech business. The Company also had lower severance expense of $1.0 million related to cost saving initiatives and lower pension-related expenses of $0.6 million due to the Company settling a portion of its domestic pension plan in the prior fiscal year quarter.

Unallocated overhead expense for the nine months ended February 29, 2016 decreased by $11.5 million to $64.2 million, from $75.7 million in the prior fiscal year period. The decrease is primarily related to lower unabsorbed overhead burden compared to the prior fiscal year period, as costs are currently being offset by transition service fees under the transition services agreement with the purchaser of the Ed Tech business. The Company also had lower pension related expenses of $4.3 million due to the Company settling a portion of its domestic pension plan in the prior fiscal year period and a $2.9 million decrease in asset impairments due to the closure of the retail store in the prior fiscal year period, partially offset by higher strategic technology spending and $0.5 million in higher severance expense related to cost saving initiatives.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $351.9 million at February 29, 2016, $506.8 million at May 31, 2015 and $14.6 million at February 28, 2015. Cash and cash equivalents held by the Company’s U.S. operations totaled $335.5 million at February 29, 2016, $491.2 million at May 31, 2015 and $1.5 million at February 28, 2015.

Cash used in operating activities was $151.6 million for the nine months ended February 29, 2016, compared to cash provided by operating activities of $108.9 million for the prior fiscal year period, representing an increase in cash used in operating activities of $260.5 million. The increase in cash used was primarily due to current fiscal year income tax payments of approximately $186 million resulting from the gain on the sale of the Ed Tech business recognized in fiscal 2015. Discontinued operations resulted in lower cash provided of $79.8 million compared to the prior fiscal year period, which included the former Ed Tech business which was sold at the end of the prior fiscal year.

Cash used in investing activities was $26.3 million for the nine months ended February 29, 2016, compared to $60.0 million in the prior fiscal year period, representing lower cash used in investing activities of $33.7 million. Discontinued operations resulted in a decrease in the use of cash of $22.4 million, primarily due to the absence of the Ed Tech business spending in the current period. The release of cash from the escrow established in connection with the sale of the Ed Tech business provided $17.2 million of cash from investing activities, which was partially offset by higher cash used for acquisition and other investment-related activity of $5.1 million and higher cash used as a result of a working capital adjustment related to the sale of the Ed Tech business of $2.9 million. The Company expects increased investment in the current fiscal year as the Company continues to transform its technology solutions.

Cash provided by financing activities was $24.2 million for the nine months ended February 29, 2016, compared to cash used in financing activities of $53.9 million for the prior fiscal year period, representing an increase in cash provided by financing activities of $78.1 million. The Company experienced lower net repayment activity under the Revolving Loan of $55.0 million and higher proceeds pursuant to employee stock plans of $19.7

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

million in the nine months ended February 29, 2016. As part of the transition services agreement with the purchaser of the Ed Tech business, the Company collects receivables and pays vendors on behalf of the purchaser and remits the net funds in the following month. This resulted in cash provided by financing activities of $4.5 million in the current fiscal year period. The Company's short-term credit facility net borrowings were $1.1 million lower than in the prior fiscal year period.

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May. In the nine month period ended February 29, 2016, due to the proceeds from the sale of the Ed Tech business, borrowings were not needed in the first, second and third quarters of fiscal 2016.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including pension contributions, dividends, currently authorized common share repurchases, debt service, planned capital expenditures and other investments. As of February 29, 2016, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $351.9 million, cash from operations, and funding available under the Revolving Loan totaling approximately $425.0 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Additionally, the Company has short-term credit facilities of $47.7 million, less current borrowings of $8.2 million and commitments of $4.9 million, resulting in $34.6 million of current availability at February 29, 2016. Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

Financing

Loan Agreement

There were no outstanding borrowings under the Loan Agreement as of February 29, 2016. For a more complete description of the Company’s Loan Agreement, see Note 4 of Notes to condensed consolidated financial statements-unaudited in Item 1, “Financial Statements.”

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of February 29, 2016. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of February 29, 2016:

($ amounts in millions)	Fiscal Year Maturity
	2016(1)	2017	2018	2019	2020	Thereafter	Total	Fair Value @ 02/29/2016
Debt Obligations
Lines of Credit and current portion of long-term debt	$8.2	$—	$—	$—	$—	$—	$8.2	$8.2
Average interest rate	3.7%	—	—	—	—	—

(1)	Fiscal 2016 includes the remaining three months of the current fiscal year ending May 31, 2016.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of February 29, 2016, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended February 29, 2016 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended February 29, 2016:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
December 1, 2015 through December 31, 2015	—	$—	—	$59.9
January 1, 2016 through January 31, 2016	—	$—	—	$59.9
February 1, 2016 through February 29, 2016	207,031	$33.98	207,031	$52.9
Total	207,031	$33.98	207,031	$52.9

(i) Represents the remaining amount under the $200 million Board authorization for Common share repurchases announced in connection with the modified Dutch auction tender offer commenced by the Company on September 28, 2010 and completed in November 2010, and the $50 million Common share repurchase program announced on July 22, 2015. Approximately $156 million was used for repurchases in such tender offer, leaving, after subsequent additional open market repurchases of $34.1 million, $59.9 million at December 1, 2015 for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions, under the current Board authorizations.

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

SCHOLASTIC CORPORATION
(Registrant)

Date: March 25, 2016	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board, President and Chief Executive Officer

Date: March 25, 2016	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED FEBRUARY 29, 2016
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