Form 10-K
period 2016-05-31
SCHOLASTIC CORP
filed 2016-07-26
CIK 866729

United States
Securities and Exchange Commission

Washington, D.C. 20549
Form 10-K
Annual Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2016   |   Commission File No. 000-19860
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

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of November 30, 2015, was approximately $1,264,250,826. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant’s voting stock as of June 30, 2016 was as follows: 32,658,447 shares of Common Stock and 1,656,200 shares of Class A Stock.

Documents Incorporated By Reference

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2016.

Part I
Item 1 | Business

Overview

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is the world’s largest publisher and distributor of children’s books, a leading provider of print and digital instructional materials for grades pre-kindergarten ("pre-K") to grade 12, and a producer of educational and entertaining children’s media. The Company creates quality books and ebooks, print and technology-based learning materials and programs, classroom magazines and other products that, in combination, offer schools customized and comprehensive solutions to support children’s learning both at school and at home. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading and learning. The Company is the leading operator of school-based book clubs and book fairs in the United States. It distributes its products and services through these proprietary channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. Scholastic has operations in the United States, Canada, the United Kingdom, Australia, New Zealand, Ireland, India, China, Singapore and other parts of Asia and, through its export business, sells products in more than 150 countries.

The Company currently employs approximately 6,500 people in the United States and approximately 2,400 people outside the United States.

Segments – Continuing Operations

The Company categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution; Education; and International. This classification reflects the nature of products, services and distribution consistent with the method by which the Company’s chief operating decision-maker assesses operating performance and allocates resources.

The following table sets forth revenues by reportable segment for the three fiscal years ended May 31:

		(Amounts in millions)
	2016	2015	2014
Children’s Book Publishing and Distribution	$1,002.5	$958.7	$893.0
Education	298.1	275.9	255.1
International	372.2	401.2	413.4
Total	$1,672.8	$1,635.8	$1,561.5

Additional financial information relating to the Company’s reportable segments is included in Note 3 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

(59.9% of fiscal 2016 revenues)

General

The Company’s Children’s Book Publishing and Distribution segment includes the publication and distribution of children’s books, ebooks, media and interactive products in the United States through its school book clubs and school book fairs channels and through the trade channel.

The Company is the world’s largest publisher and distributor of children’s books and is the leading operator of school-based book clubs and school-based book fairs in the United States. The Company is also a leading publisher of children’s print books, ebooks and audiobooks distributed through the trade channel. Scholastic offers a broad range of children’s books through its school and trade channels, many of which have received awards for excellence in children’s literature, including the Caldecott and Newbery Medals.

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

School-Based Book Clubs

Scholastic founded its first school-based book club in 1948. In fiscal 2014, the Company launched its new school-based book clubs consisting of reading clubs for pre-K through grade 8. In addition to its regular reading club offerings, the Company creates special theme-based and seasonal offers targeted to different grade levels during the year.

The Company mails promotional materials containing order forms to classrooms in the vast majority of the pre-K to grade 8 schools in the United States. Classroom teachers who wish to participate in a school-based book club provide the promotional materials to their students, who may choose from curated selections at substantial reductions from list prices. The teacher aggregates the students’ orders and forwards them to the Company. Approximately 66% of kindergarten ("K") to grade 5 elementary school teachers in the United States who received promotional materials in fiscal 2016 participated in the Company’s school-based book clubs. In fiscal 2016, approximately 94% of total book club revenues were placed via the internet through COOL (Clubs Ordering On-Line), the Company’s online ordering platform, which allows parents, as well as teachers, to order online. The orders are shipped to the classroom for distribution to the students. Teachers who participate in the book clubs receive bonus points and other promotional incentives, which may be redeemed from the Company for additional books and other resource materials and items for their classrooms or the school.

School-Based Book Fairs

The Company began offering school-based book fairs in 1981 under the name Scholastic Book Fairs. The Company is the leading distributor of school-based book fairs in the United States serving schools in all 50 states. Book fairs give children access to hundreds of popular, quality books and educational materials, increase student reading and help book fair organizers raise funds for the purchase of school library and classroom books, supplies and equipment. Book fairs are generally weeklong events where children and families peruse and purchase their favorite books together. The Company delivers its book fairs from its warehouses to schools principally by a fleet of Company-owned and leased vehicles. Sales and customer service representatives, working from the Company’s regional offices and distribution facilities and national distribution facility in Missouri, along with local area field representatives, provide support to book fair organizers. Book fairs are conducted by school personnel, volunteers and parent-teacher organizations, from which the schools may receive either books, supplies and equipment or a portion of the proceeds from every book fair they host. The Company is currently focused on increasing attendance at each book fair event and maximizing participation. Approximately 91% of the schools that conducted a Scholastic Book Fair in fiscal 2015 hosted a fair in fiscal 2016.

Trade

Scholastic is a leading publisher of children’s books sold through bookstores, internet retailers and mass merchandisers in the United States. Scholastic’s original publications include Harry Potter®, The Hunger Games, The 39 Clues®, Spirit Animals®, The Magic School Bus®, I Spy™, Captain Underpants®, Goosebumps® and Clifford The Big Red Dog®, and licensed properties such as Star Wars®, Lego®, Pokemon® and Geronimo Stilton®. In addition, the Company’s Klutz® imprint is a publisher and creator of “books plus” products for children, including titles such as Make Glitter Clay Charms, Sew Cute Mini Treats and Lego Chain Reactions.

The Company’s trade organization focuses on publishing, marketing and selling books to bookstores, internet retailers, mass merchandisers, specialty sales outlets and other book retailers, and also supplies books for the Company’s proprietary school channels. The Company maintains a talented and experienced creative staff that constantly seeks to attract, develop and retain the best children’s authors and illustrators. The Company believes that its trade publishing staff, combined with the Company’s reputation and proprietary school distribution channels, provides a significant competitive advantage, evidenced by numerous bestsellers over the past two decades. Bestsellers in the trade division during fiscal 2016 included the Harry Potter series and the Minecraft handbooks, and multiple series, including I Survived, Spirit Animals, Wings of Fire, Amulet, Whatever After, Star Wars: Jedi Academy, The Baby-Sitters

Club® (Graphix) and Captain Underpants, as well as other titles such as Pam Munoz Ryan’s Echo, Brian Selznick’s The Marvels and Raina Telgemeier's titles Sisters, Drama and Smile.

Also included in the Company's trade organization are Weston Woods Studios, Inc. ("Weston Woods") and Scholastic Audio, as well as Scholastic Entertainment Inc. ("SEI"). Weston Woods creates audiovisual adaptations of classic children’s picture books distributed through the school and retail markets. Scholastic Audio provides audiobook productions of popular children's titles. SEI is responsible for exploiting the Company's film and television assets, which include a large television programming library based on the Company's properties.

EDUCATION

(17.8% of fiscal 2016 revenues)

Education includes the publication and distribution to schools and libraries of children’s books, classroom magazines, supplemental classroom materials, professional development materials and related services including custom curriculum and teaching guides and print and on-line reference, non-fiction and fiction focused products, as well as administrative and teacher professional development services, for grades pre-K to 12 in the United States.

The Company is a leading provider of classroom libraries and paperback collections, including classroom books and guided reading products, to schools and school districts for classroom libraries and other uses, as well as to literacy organizations and other groups engaged in literacy initiatives. Scholastic helps schools compile classroom collections of high quality, award-winning books for every grade level, reading level and multicultural background, including the Phyllis C. Hunter series. Scholastic serves customer needs with customized curriculum providing comprehensive literacy solutions with print, assessment and digital content. The Company publishes and sells professional books and supplemental materials designed for and generally purchased by teachers, both directly from the Company and through teacher stores and booksellers, including the Company’s on-line Teacher store, which provides professional books and other educational materials to schools and teachers, and provides related professional development services in support of its professional development products and materials.

Scholastic is the leading publisher of classroom magazines. Teachers in grades pre-K to 12 use the Company’s 32 classroom magazines, including Scholastic News®, Scope®, Storyworks®, Let's Find Out® and Junior Scholastic®, to supplement formal learning programs by bringing subjects of current interest into the classroom, including current events, literature, math, science, social studies and foreign languages. These offerings provide schools with substantial non-fiction material, which is required to meet new higher educational standards. Each magazine has its own website with online digital resources that supplement the print materials. Scholastic’s classroom magazine circulation in the United States in fiscal 2016 was approximately 15.1 million, with approximately 76% of the circulation in grades pre-K to 6. The majority of magazines purchased are paid for with school or district funds, with parents and teachers paying for the balance. Circulation revenue accounted for substantially all of the classroom magazine revenues in fiscal 2016.

Scholastic is also a leading publisher of quality children’s reference and non-fiction products and subscriptions to databases sold primarily to schools and libraries in the United States. The Company’s products include non-fiction books published in the United States under the imprints Children’s Press® and Franklin Watts®. Also included in the segment is the Company's consumer magazine business including Teacher magazine.

The products and services described above are offered by Scholastic to schools and districts as part of comprehensive reading and literacy solutions. These solutions encompass core literacy curriculum publishing including the Company’s guided reading programs, print programs involving the customized classroom and library book collections and the related supplemental materials made available through the Company’s classroom magazines, including the additional non-fiction material available to students through the digital components accompanying the print classroom magazines, and the Company’s custom curriculum and teaching guides and other professional development materials and services to aid teachers in the implementation of the Company’s comprehensive solutions.

INTERNATIONAL

(22.3% of fiscal 2016 revenues)

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

United Kingdom

Scholastic UK, founded in 1964, is the largest school-based book club and book fair operator in the United Kingdom and is a publisher and one of the leading suppliers of original or licensed children’s books to the United Kingdom trade market. Scholastic UK also publishes supplemental educational materials, including professional books for teachers. Scholastic also holds equity method investments in two publishers and distributors in the United Kingdom.

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

Additionally, during fiscal 2015, the Company completed a restructuring of the Media, Licensing and Advertising segment and discontinued its Soup2Nuts animation and audio production studio operations, Scholastic Interactive, which designed software, apps and games for pre-K to grade 8, and the print edition of Parent and Child, a periodic consumer magazine.
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

In the United States, the Company mainly processes and fulfills orders for school-based book clubs, trade, reference and non-fiction products, educational products and export orders from its primary warehouse and distribution facility in Jefferson City, Missouri. In connection with its trade business, the Company sometimes will ship product directly from printers to customers. Magazine orders are processed at the Jefferson City facility and are shipped directly from printers.

School-based book fair orders are fulfilled through a network of warehouses across the country, as well as from the Company's Jefferson City warehouse and distribution facility. The Company’s international school-based book clubs, school-based book fairs, trade and educational operations use distribution systems similar to those employed in the United States.

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

Name	Age	Employed by Registrant Since	Previous Position(s) Held
Richard Robinson	79	1962	Chairman of the Board (since 1982), President (since 1974) and Chief Executive Officer (since 1975).
Maureen O’Connell	54	2007	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (since 2007).
Iole Lucchese	49	1991	Executive Vice President (since 2016), Chief Strategy Officer (since 2014); President, Scholastic Canada (2015-2016); and Co-President, Scholastic Canada (2003-2015).
Judith A. Newman	58	1993
Executive Vice President and President, Book Clubs (since 2014), Book Clubs and eCommerce (2011-2014), Book Clubs (2005-2011) and Scholastic At Home (2005-2006); Senior Vice President and President, Book Clubs and Scholastic At Home (2004-2005); and Senior Vice President, Book Clubs (1997-2004).

Alan Boyko	62	1988	President, Scholastic Book Fairs, Inc. (since 2005).
Andrew S. Hedden	75	2008	Member of the Board of Directors (since 1991) and Executive Vice President, General Counsel and Secretary (since 2008).

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

We own certain significant real estate assets which are subject to various risks related to conditions affecting the real estate market.

The Company has direct ownership of certain significant real estate assets, in particular, the Company’s headquarters location in New York City and its primary distribution center in Jefferson City, Missouri. The New York headquarters location serves a dual purpose as it also contains premium retail space that is, from time to time, leased to retail tenants in order to generate rental income and cash flow, and the Company is currently engaged in a renovation of its New York headquarters which will include making additional space available for retail use. Accordingly, the Company is sensitive to various risk factors such as changes to real estate values and property taxes, interest rates, cash flow of underlying real estate assets, supply and demand, and the credit worthiness of any retail tenants. There is also no guarantee that investment objectives for the retail component of the Company’s real estate will be achieved.

If we fail to adapt to new purchasing patterns or trends, our business and financial results could be adversely affected.

The Company’s business is affected significantly by changes in customer purchasing patterns or trends in, as well as the underlying strength of, the trade, educational and media markets for children. In particular, the Company’s educational publishing business may be adversely affected by budgetary restraints and other changes in educational funding as a result of new legislation or regulatory actions, both at the federal, state and local level, as well as changes in the procurement process, to which the Company may be unable to adapt successfully. In addition, there are many competing demands for educational funds, and there can be no guarantee that the Company will otherwise be successful in continuing to obtain sales of its educational materials and programs from any available funding.

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

The Company’s future growth depends upon a number of factors, including the ability of the Company to successfully implement its strategies for its respective business units in a timely manner, the introduction and acceptance of new products and services, including the success of its digital strategy and its ability to implement and successfully market new programs in its educational publishing business, as well as through the Company's developing educational publishing operation in Singapore, its ability to expand in the global markets that it serves, its ability to meet demand for content meeting current standards in the United States and its continuing success in implementing on-going cost containment and reduction programs. Difficulties, delays or failures experienced in connection with any of these factors could materially affect the future growth of the Company.

Failure of one or more of our information technology platforms could affect our ability to execute our operating strategy.

The Company relies on a variety of information technology platforms to execute its operations, including human resources, payroll, finance, order-to-cash, procurement, vendor payment, inventory management, distribution and content management systems. Many of these systems are integrated via internally developed interfaces and modifications. Failure of one or more systems could lead to operating inefficiencies or disruptions and a resulting decline in revenue or profitability. As the Company continues to implement its new enterprise-wide customer and content management systems and the migration to software as a service ("SaaS") and cloud-based technology solutions, in its initiatives to integrate its separate legacy platforms into a cohesive enterprise-wide system, there can be no assurance that it will be successful in its efforts or that the staged implementation of these initiatives in the Company's global operations will not involve disruptions in its systems or processes having a short term adverse impact on its operations and ability to service its customers.

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

The Company outsources business processes to reduce complexity and increase efficiency for activities such as distribution, manufacturing, product development, transactional processing, information technologies and various administrative functions.  Increasingly, the Company is engaging third parties to provide SaaS, which can reduce the Company’s internal execution risk, but increases the Company’s dependency upon third parties to execute business critical information technology tasks. If SaaS providers are unable to provide these services, or if outsource providers fail to execute their contracted functionality, the Company could experience disruptions to its distribution and other business activities and may incur higher costs.

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

The Company has various operating subsidiaries domiciled in foreign countries. In addition, the Company sells products and services to customers located in foreign countries where it does not have operating subsidiaries, and a significant portion of the Company’s revenues are generated from outside of the United States. The Company’s business processes, including distribution, sales, sourcing of content, marketing and advertising, are, accordingly, subject to multiple national, regional and local laws, regulations and policies. The Company could be adversely affected by noncompliance with foreign laws, regulations and policies, including those pertaining to foreign rights and exportation. The Company is also exposed to fluctuations in foreign currency exchange rates and to business disruption caused by political, financial or economic instability or the occurrence of natural disasters in foreign countries. In addition, the Company and its foreign operations could be adversely impacted by a downturn in general economic conditions on a more global basis caused by general political instability or unrest or changes in economic affiliations. For example, the announcement of the Referendum of the United Kingdom’s (or the UK) Membership of the European Union (EU) (referred to as Brexit), advising for the exit of the United Kingdom from the European Union, could affect our sales in the UK, as the uncertainty caused by the vote and the uncertain future course of negotiations between the EU and the UK could negatively impact the economies of the UK and other nations.

Failure to reduce certain overhead costs previously allocated to the educational technology and services business sold in fiscal 2015 could negatively impact us, as could our increased dependence on our remaining businesses as a result of such sale.

Certain administrative, distribution and other costs are centralized across the Company's domestic operations, and these costs are allocated to each of the Company's domestic businesses. In respect to the portion of these costs previously allocated to the educational technology and services ("Ed Tech") business which the Company sold to Houghton Mifflin Harcourt ("HMH") in fiscal 2015, the Company had been covering most of these costs through its charges for services provided to HMH under a transition services agreement with HMH, pursuant to which it continued to provide certain administrative, distribution and other services to the Ed Tech business following its acquisition by HMH. That transition services agreement is now terminating, and the failure to reduce costs within other areas of the Company's operations to offset the unallocated overhead burden previously associated with the Ed Tech business could cause the Company's earnings to decline.

In addition, the Company is substantially less diversified than before the sale of the Ed Tech business, and accordingly could experience higher volatility of revenues and earnings than in periods prior to the sale.

Failure to meet the demands of regulators, and the associated high cost of compliance with regulations, as well as failure to enforce compliance with our Code of Ethics and other policies, could negatively impact us.

The Company operates in multiple countries and is subject to different regulations throughout the world. In the United States, the Company is regulated by the Internal Revenue Service, the Securities and Exchange Commission, the Federal Trade Commission and other regulating bodies. Failure to comply with these regulators, including providing these regulators with accurate financial and statistical information that often is subject to estimates and assumptions, or the high cost of complying with relevant regulations, could negatively impact the Company.

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

Forward-Looking Statements:

This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in SEC filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, plans, ecommerce and digital initiatives, new product introductions, strategies, new education standards, goals, revenues, improved efficiencies, general costs, manufacturing costs, medical costs, potential cost savings, merit pay, operating margins, working capital, liquidity, capital needs, the cost and timing of capital projects, interest costs, cash flows and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in this Annual Report and other risks and factors identified from time to time in the Company’s filings with the SEC. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B | Unresolved Staff Comments

None

Item 2 | Properties
The Company maintains its principal offices in the metropolitan New York area, where it owns or leases approximately 0.6 million square feet of space. On February 28, 2014, the Company acquired its headquarters space (including land, building, fixtures and related personal property and leases) at 555 Broadway, New York, NY from its landlord under a purchase and sale agreement. As a result of such purchase, the Company now owns the entirety of its principal headquarters space located at 557 and 555 Broadway in New York City, and the Company has recently commenced the renovation of this headquarters space to create new premium retail space and a more modern and efficient office plan.
The Company also owns or leases approximately 1.5 million square feet of office and warehouse space for its primary warehouse and distribution facility located in the Jefferson City, Missouri area. In addition, the Company owns or leases approximately 2.8 million square feet of office and warehouse space in approximately 70 facilities in the United States, principally for Scholastic book fairs. The Company owns or leases approximately 1.4 million square feet of office and warehouse space in approximately 130 facilities in Canada, the United Kingdom, Australia, New Zealand, Asia and elsewhere around the world for its international businesses.
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

	For fiscal years ended May 31,
	2016		2015
	High	Low	High	Low
First Quarter	$46.28	$40.01	$36.87	$31.12
Second Quarter	44.24	37.58	36.23	30.49
Third Quarter	43.74	30.34	37.57	33.21
Fourth Quarter	39.45	34.51	45.49	35.40

Holders: The number of holders of Class A Stock and Common Stock as of July 6, 2016 were 3 and approximately 10,000, respectively.

Dividends: During fiscal 2016, the Company declared four regular quarterly dividends in the amount of $0.15 per Class A and Common share, amounting to total dividends declared during fiscal 2016 of $0.60 per share. During fiscal 2015, the Company declared four regular quarterly dividends in the amount of $0.15 per Class A and Common share amounting to total dividends declared during fiscal 2015 of $0.60 per share.

On July 20, 2016, the Board of Directors declared a cash dividend of $0.15 per Class A and Common share in respect of the first quarter of fiscal 2017. This dividend is payable on September 15, 2016 to shareholders of record on August 31, 2016. All dividends have been in compliance with the Company’s debt covenants.

Share purchases: During fiscal 2016, the Company repurchased 413,960 Common shares on the open market at an average price paid per share of $34.75 for a total cost of approximately $14.4 million, pursuant to a share buy-back program authorized by the Board of Directors. During fiscal 2015, pursuant to the same share buy-back program, the Company repurchased 110,336 Common shares on the open market at an average price paid per share of $31.64 for a total cost of approximately $3.5 million.

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended May 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
March 1, 2016 through March 31, 2016	129,132	$35.06	129,132	$48.4
April 1, 2016 through April 30, 2016	16,002	$36.31	16,002	$47.8
May 1, 2016 through May 31, 2016	61,795	$36.26	61,795	$45.5
Total	206,929	$35.52	206,929	$45.5

(i) Represents the remaining amount under the $200 million Board authorization for Common share repurchases announced in connection with the modified Dutch auction tender offer commenced by the Company on September 28, 2010 and completed in November 2010, and the $50 million Common share repurchase program announced on July 22, 2015. Approximately $156 million was used for repurchases in such tender offer, leaving, after subsequent additional open market repurchases of $41.1 million, $52.9 million at March 1, 2016 for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions, under the current Board authorizations.

Stock Price Performance Graph

The graph below matches the Corporation’s cumulative 5-year total shareholder return on Common Stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies that includes Pearson PLC, John Wiley & Sons Inc. and Houghton Mifflin Harcourt. The graph tracks the performance of a $100 investment in the Corporation’s Common Stock, in the index and in the peer group (with the reinvestment of all dividends) from June 1, 2011 to May 31, 2016. Houghton Mifflin Harcourt was added to the peer group on November 14, 2013, which was the first day they traded on the NASDAQ stock exchange.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Scholastic Corporation, the NASDAQ Composite Index
and a Peer Group
*$100 invested on 5/31/11 in stock or index, including reinvestment of dividends.

	Fiscal year ending May 31,
	2011	2012	2013	2014	2015	2016
Scholastic Corporation	$100.00	$100.57	$114.70	$123.15	$174.66	$155.07
NASDAQ Composite Index	100.00	99.72	121.89	149.64	178.82	174.52
Peer Group	100.00	95.84	101.86	117.64	132.91	93.39

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 | Selected Financial Data

(Amounts in millions, except per share data) For fiscal years ended May 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Total revenues	$1,672.8	$1,635.8	$1,561.5	$1,549.8	$1,858.0
Cost of goods sold (1)	762.3	758.5	725.0	715.4	859.0
Selling, general and administrative expenses (exclusive of depreciation and amortization) (2)	777.7	771.1	727.3	734.8	787.2
Depreciation and amortization (3)	38.9	47.9	60.3	65.4	67.6
Severance (4)	11.9	9.6	10.5	13.1	13.8
Asset impairments and loss on leases (5)	14.4	15.8	28.0	—	7.0
Operating income	67.6	32.9	10.4	21.1	123.4
Interest expense, net	1.1	3.5	6.9	14.5	15.5
Gain (loss) on investments and other (6)	2.2	0.5	(5.8)	0.0	(0.1)
Earnings (loss) from continuing operations before income taxes	68.7	29.9	(2.3)	6.6	107.8
Provision (benefit) for income taxes (7)	24.7	14.4	(15.6)	1.7	39.5
Earnings (loss) from continuing operations	44.0	15.5	13.3	4.9	68.3
Earnings (loss) from discontinued operations, net of tax	(3.5)	279.1	31.1	26.2	34.1
Net income (loss)	40.5	294.6	44.4	31.1	102.4
Share Information:
Earnings (loss) from continuing operations:
Basic	$1.29	$0.47	$0.42	$0.15	$2.18
Diluted	$1.26	$0.46	$0.41	$0.15	$2.14
Earnings (loss) from discontinued operations:
Basic	$(0.11)	$8.53	$0.97	$0.82	$1.09
Diluted	$(0.10)	$8.34	$0.95	$0.80	$1.07
Net income (loss):
Basic	$1.18	$9.00	$1.39	$0.97	$3.27
Diluted	$1.16	$8.80	$1.36	$0.95	$3.21
Weighted average shares outstanding - basic	34.1	32.7	32.0	31.8	31.2
Weighted average shares outstanding - diluted	34.9	33.4	32.5	32.4	31.7
Dividends declared per common share	$0.600	$0.600	$0.575	$0.500	$0.450
Balance Sheet Data:
Working Capital	$571.8	$562.9	$233.2	$299.2	$420.5
Cash and cash equivalents	399.7	506.8	20.9	87.4	194.9
Total assets	1,713.1	1,822.3	1,528.5	1,441.0	1,670.3
Long-term debt (excluding capital leases)	—	—	120.0	—	152.8
Total debt	6.3	6.0	135.8	2.0	159.3
Long-term capital lease obligations	7.5	0.4	0.0	57.5	56.4
Total capital lease obligations	8.6	0.7	0.0	57.7	57.4
Total stockholders’ equity	1,257.6	1,204.9	915.4	864.4	830.3

(1)
In fiscal 2015, the Company recognized a pretax charge of $1.5 related to a warehouse optimization project in Canada and a $0.4 pretax charge related to unabsorbed burden associated with the former educational technology and services business. In fiscal 2014, the Company recognized a pretax charge of $2.4 for royalties related to Storia® operating system-specific apps that are no longer supported due to the transition to a Storia streaming model and a $0.3 pretax charge related to unabsorbed burden associated with the former educational technology and services business. In fiscal 2013 and 2012, the Company recognized a pretax charge for costs related to unabsorbed burden associated with the former educational technology and services business of $0.9 and $0.6, respectively.

(2)
In fiscal 2016, the Company recognized a pretax charge of $1.5 related to a branch consolidation project in the Company's book fairs operations. In fiscal 2015, the Company recognized a pretax charge of $15.4 related to unabsorbed burden associated with the former educational technology and services business, a pretax pension settlement charge of $4.3, and a $0.4 pretax charge related to the relocation of the Company's Klutz® division. In fiscal 2014, the Company recognized a pretax charge of $15.9 related to unabsorbed burden associated with the former educational technology and services business, a pretax pension settlement charge of $1.7 and a pretax charge of $1.0 related to Storia operating system-specific apps. In fiscal 2013, the Company recognized a pretax charge of $16.5 related to unabsorbed burden associated with the former educational technology and services business and a pretax charge of $4.0 related to asset impairments. In fiscal 2012, the Company recognized a pretax charge of $15.5 related to unabsorbed burden associated with the former educational technology and services business.

(3)	In fiscal 2012, the Company recognized a pretax charge of $4.9 for the impairment of intangible assets relating to certain publishing properties.

(4)
In fiscal 2016, the Company recognized pretax severance expense of $9.5 as part of cost reduction and restructuring programs. In fiscal 2015, the Company recognized pretax severance expense of $8.9 as part of cost reduction and restructuring programs. In fiscal 2014, the Company recognized pretax severance expense of $9.9 as part of a cost savings initiative. In fiscal 2013, the Company recognized pretax severance expense of $9.4 as part of a cost savings initiative. In fiscal 2012, the Company recognized pretax severance expense of $9.3 for a voluntary retirement program.

(5)
In fiscal 2016, the Company recognized a pretax impairment charge of $7.5 related to legacy building improvements in connection with the Company's headquarters renovation and a pretax charge of $6.9 for certain legacy prepublication assets. In fiscal 2015, the Company recognized a pretax impairment charge of $8.3 in connection with the restructuring of the Company's media and entertainment businesses, a $4.6 pretax impairment charge related to the discontinuation of certain outdated technology platforms, and a $2.9 pretax impairment charge associated with the closure of the retail store located at the Company headquarters in New York City. In fiscal 2014, the Company recognized a pretax impairment charge of $14.6 for assets related to Storia operating system-specific apps and a pretax impairment charge of $13.4 related to goodwill associated with the book clubs reporting unit in the Children's Book Publishing and Distribution segment. In fiscal 2012, the Company recognized a pretax impairment loss of $6.2 related to certain subleases in lower Manhattan.

(6)
In fiscal 2016, the Company recognized a pretax gain of $2.2 on the sale of a China-based cost method investment. In fiscal 2015, the Company recognized a pretax gain of $0.6 on the sale of a UK-based cost method investment. In fiscal 2014, the Company recognized a pretax loss of $1.0 and $4.8 related to a U.S.-based equity method investment and a UK-based cost method investment, respectively.

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

Overview and Outlook

Revenues from continuing operations in fiscal 2016 were $1.67 billion, an increase of 2.3% from $1.64 billion in fiscal 2015, reflecting higher sales in the Company's Children's Book Publishing and Distribution and Education segments, partially offset by the negative impact of foreign exchange in the International segment of $43.2 million. Earnings from continuing operations per diluted share were $1.26 for the fiscal year ended May 31, 2016, compared to $0.46 in the prior fiscal year.

Fiscal 2016 results support the Company's strategy to closely align the Company's children's book and education businesses globally to serve the changing needs of the Company's educator, parent, and child customers. The Company's strong children's book publishing, available both through retail and school-based clubs and fair channels, along with customized curriculum solutions, such as classroom book collections, print and digital classroom magazines and instructional programs, as well as consulting services for professional learning and family and community engagement, all contribute to a comprehensive program that supports literacy and learning in school and at home.

In fiscal 2017, the Company expects that the ongoing focus on books and reading as critical components for student achievement will continue to steer educators and families to the Company's highly regarded book clubs and book fairs channels and customized education solutions, including classroom book curriculum collections and classroom magazines, to support children's learning. At the same time, the Company anticipates that new publishing in the Harry Potter franchise, with the script book for Harry Potter and the Cursed Child: Parts One and Two, the eighth story; and the Fantastic Beasts and Where to Find Them screenplay book by J. K. Rowling, will drive significant revenue in trade publishing in the U.S. and Canada. These factors are expected to drive strong performance in the Company's Children's Book Publishing and Distribution and Education segments in fiscal 2017. The Company expects to maintain its current level of revenue in school-based clubs and fairs, while focusing on more profitable execution.

In the International segment, the Company is also planning for growth in trade publishing and education, and expects significant local currency gains across all channels in Asia. In Australia, the Company sees a strong market in trade and the UK's book fairs division is expected to continue to benefit from last year's acquisition of an additional fairs business. Additionally, Canada, which was adversely impacted by a labor action in Ontario schools in early fiscal 2016, should benefit from a stronger start of the school year in the book club and book fair business and sales of new Harry Potter publishing in the fiscal year.

The Company expects an increase in capital spending primarily attributable to the previously announced construction at the Company’s headquarters location in New York City, where the Company is building new premium retail space and a more modern and efficient office plan. The Company also expects higher strategic technology spend as the Company continues on a three-year initiative to upgrade its enterprise-wide customer and content management systems and the migration to software as a service ("SaaS") and cloud-based technology solutions.

Critical Accounting Policies and Estimates

General:

The Company’s discussion and analysis of its financial condition and results of operations is based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, future expectations and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable; sales returns; amortization periods; stock-based compensation expense; pension and other post-retirement obligations; tax rates; recoverability of inventories; deferred income taxes and tax reserves; fixed assets; prepublication costs; royalty advance reserves; customer reward programs; and the fair value of goodwill and other intangibles. For a complete description of the Company’s significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this Report. The following policies and account descriptions include all those identified by the Company as critical to its business operations and the understanding of its results of operations:

Revenue Recognition:

The Company’s revenue recognition policies for its principal businesses are as follows:

School-Based Book Clubs – Revenue from school-based book clubs is recognized upon shipment of the products.

School-Based Book Fairs – Revenues associated with school-based book fairs are related to sales of product. Book fairs are typically run by schools and/or parent teacher organizations over a five business-day period. The amount of revenue recognized for each fair represents the net amount of cash collected at the fair. Revenue is fully recognized at the completion of the fair. At the end of reporting periods, the Company defers estimated revenue for those fairs that have not been completed as of the period end, based on the number of fair days occurring after period end on a straight-line calculation of the full fair’s revenue. The Company also estimates revenues for those fairs which have not reported final fair results.

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

A reserve for estimated returns is established at the time of sale and recognized as a reduction to revenue. Actual returns are charged to the reserve as received. Reserves for returns are based on historical return rates, sales patterns, type of product and expectations. In order to develop the estimate of returns that will be received subsequent to May 31, 2016, management considers patterns of sales and returns in the months preceding May 31, 2016, as well as actual returns received subsequent to year end, available customer and market specific data and other return rate information that management believes is relevant. Actual returns could differ from the Company’s estimate. A one percentage point change in the estimated reserve for returns rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2016 of approximately $1.1 million.

Education – Revenue from the sale of educational materials is recognized upon shipment of the products, or upon acceptance of product by the customer depending on individual customer terms. Revenues from professional development services are recognized when the services have been provided to the customer.

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

Accounts receivable:

Accounts receivable are recognized net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. Reserves for returns are based on historical return rates, sales patterns, type of product and expectations. In order to develop the estimate of returns that will be received subsequent to May 31, 2016, management considers patterns of sales and returns in the months preceding May 31, 2016, as well as actual returns received subsequent to year end, available customer and market specific data and other return rate information that management believes is relevant. Reserves for estimated bad debts are established at the time of sale and are based on an evaluation of accounts receivable aging, and, where applicable, specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience to estimate the ultimate collectability of these receivables. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. A one percentage point change in the estimated bad debt reserve rates, which are applied to the accounts receivable aging, would have resulted in an increase or decrease in operating income for the year ended May 31, 2016 of approximately $2.4 million.

Inventories:

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates by channel and the sales patterns of its products, and specifically identified obsolete inventory. The impact of a one percentage point change in the obsolescence reserve rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2016 of approximately $3.4 million.

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

Intangible assets with definite lives consist principally of customer lists, covenants not to compete, and certain other intellectual property assets and are amortized over their expected useful lives. Customer lists are amortized on a straight-line basis over five to ten years, while covenants not to compete are amortized on a straight-line basis over their contractual term. Other intellectual property assets are amortized over their remaining useful lives, which is approximately five years.

Unredeemed Incentive Credits:

The Company employs incentive programs to encourage sponsor participation in its book clubs and book fairs operations. These programs allow the sponsors to accumulate credits which can then be redeemed for Company products or other items offered by the Company. The Company recognizes a liability at the estimated cost of providing these credits at the time of the recognition of revenue for the underlying purchases of Company product that resulted in the granting of the credits. As the credits are redeemed, such liability is reduced.

Employee Benefit Plan Obligations:

All of the rate assumptions discussed below impact the Company’s calculations of its pension and post-retirement obligations. The rates applied by the Company are based on the portfolios’ past average rates of return, discount rates and actuarial information. Any change in market performance, interest rate performance, assumed health care costs trend rate or compensation rates could result in significant changes in the Company’s pension and post-retirement obligations. On May 31, 2016, the Company changed the approach used to measure service and interest costs for pension and other postretirement benefits. The Company previously measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. The Company has now elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of the Company's plan obligations. The Company has accounted for this change as a change in accounting estimate and, accordingly, has accounted for it on a prospective basis. The Company expects estimated reductions in interest costs of $1.0 million and $0.3 million for the Pension Plans and Post-Retirement Benefits, respectively, in fiscal 2017.

Pension obligations – The Company’s pension calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and interest cost components of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost. A one percentage point change in the discount rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2016 of approximately $0.1 million and $0.2 million, respectively. A one percentage point change in the expected long-term return on plan assets would have resulted in an increase or decrease in operating income for the year ended May 31, 2016 of approximately $1.7 million. Pension benefits in the cash balance plan for employees located in the United States are based on formulas in which the employees’ balances are credited monthly with interest based on the average rate for one-year United States Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment periods for the periods prior to June 1, 2009.

Other post-retirement benefits – The Company provides post-retirement benefits, consisting of healthcare and life insurance benefits, to eligible retired United States-based employees. The post-retirement medical plan benefits are funded on a pay-as-you-go basis, with the employee paying a portion of the premium and the Company paying the remainder. The existing benefit obligation is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the service and interest cost components of net periodic post-retirement benefit cost. A one percentage point change in the discount rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2016 of approximately $0.7 million and $0.8 million, respectively. The assumed health care cost trend rate is used in the measurement of the long-term expected increase in medical claims. A one percentage point change in the health care cost trend rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2016 of approximately $0.2 million and $0.1 million, respectively. A one percentage point change in the health care cost trend rate would have resulted in an increase or decrease in the post-retirement benefit obligation as of May 31, 2016 of approximately $4.3 million and $3.7 million, respectively.

Equity Awards:

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

Taxes:

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under this method, for purposes of determining taxable income deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to be realized.

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

Results of Operations

(Amounts in millions, except per share data)
For fiscal years ended May 31,

	2016		2015		2014
	$	% (1)	$	% (1)	$	% (1)
Revenues:
Children’s Book Publishing and Distribution	$1,002.5	59.9	$958.7	58.6	$893.0	57.2
Education	298.1	17.8	275.9	16.9	255.1	16.3
International	372.2	22.3	401.2	24.5	413.4	26.5
Total revenues	1,672.8	100.0	1,635.8	100.0	1,561.5	100.0
Cost of goods sold (2)	762.3	45.6	758.5	46.4	725.0	46.4
Selling, general and administrative expenses (exclusive of depreciation and amortization) (3)	777.7	46.5	771.1	47.1	727.3	46.5
Depreciation and amortization	38.9	2.3	47.9	2.9	60.3	3.9
Severance (4)	11.9	0.7	9.6	0.6	10.5	0.7
Asset impairments and loss on leases (5)	14.4	0.9	15.8	1.0	28.0	1.8
Operating income	67.6	4.0	32.9	2.0	10.4	0.7
Interest income	1.1	0.1	0.3	0.0	0.6	0.1
Interest expense	(2.2)	(0.1)	(3.8)	(0.2)	(7.5)	(0.5)
Gain (loss) on investments and other (6)	2.2	0.1	0.5	0.0	(5.8)	(0.4)
Earnings (loss) from continuing operations before income taxes	68.7	4.1	29.9	1.8	(2.3)	(0.1)
Provision (benefit) for income taxes (7)	24.7	1.5	14.4	0.9	(15.6)	(1.0)
Earnings (loss) from continuing operations	44.0	2.6	15.5	0.9	13.3	0.9
Earnings (loss) from discontinued operations, net of tax	(3.5)	(0.2)	279.1	17.1	31.1	1.9
Net income (loss)	$40.5	2.4	$294.6	18.0	$44.4	2.8
Earnings (loss) per share:
Basic:
Earnings (loss) from continuing operations	$1.29		$0.47		$0.42
Earnings (loss) from discontinued operations	$(0.11)		$8.53		$0.97
Net income (loss)	$1.18		$9.00		$1.39
Diluted:
Earnings (loss) from continuing operations	$1.26		$0.46		$0.41
Earnings (loss) from discontinued operations	$(0.10)		$8.34		$0.95
Net income (loss)	$1.16		$8.80		$1.36

(1)	Represents percentage of total revenues.

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

(3)
In fiscal 2016, the Company recognized a pretax charge of $1.5 related to a branch consolidation project in the Company's book fairs operations. In fiscal 2015, the Company recognized a pretax charge of $15.4 related to unabsorbed burden associated with the former educational technology and services business, a pretax pension settlement charge of $4.3, and a $0.4 pretax charge related to the relocation of the Company's Klutz® division. In fiscal 2014, the Company recognized a pretax charge of $15.9 related to unabsorbed burden associated with the former educational technology and services business, a pretax pension settlement charge of $1.7 and a pretax charge of $1.0 related to Storia operating system-specific apps.

(4)
In fiscal 2016, the Company recognized pretax severance expense of $9.5 as part of cost reduction and restructuring programs. In fiscal 2015, the Company recognized pretax severance expense of $8.9 as part of cost reduction and restructuring programs. In fiscal 2014, the Company recognized pretax severance expense of $9.9 as part of a cost savings initiative.

(5)
In fiscal 2016, the Company recognized a pretax impairment charge of $7.5 related to legacy building improvements in connection with the Company's headquarters renovation and a pretax charge of $6.9 for certain legacy prepublication assets. In fiscal 2015, the Company recognized a pretax impairment charge of $8.3 in connection with the restructuring of the Company's media and entertainment businesses, a $4.6 pretax impairment charge related to the discontinuation of certain outdated technology platforms, and a $2.9 pretax impairment charge associated with the closure of the retail store located at the Company headquarters in New York City. In fiscal 2014, the Company recognized a pretax impairment charge of $14.6 for assets in the Children's Book Publishing and Distribution segment related to Storia operating system-specific apps and a pretax impairment charge of $13.4 related to goodwill associated with the book clubs reporting unit in the Children's Book Publishing and Distribution segment.

(6)
In fiscal 2016, the Company recognized a pretax gain of $2.2 on the sale of a China-based cost method investment. In fiscal 2015, the Company recognized a pretax gain of $0.6 on the sale of a UK-based cost method investment. In fiscal 2014, the Company recognized a pretax loss of $1.0 and $4.8 related to a U.S.-based equity method investment and a UK-based cost method investment, respectively.

(7)
In fiscal 2014, the Company recognized previously unrecognized tax positions resulting in a benefit of $13.8, inclusive of interest, as a result of a settlement with the Internal Revenue Service related to the audits for the fiscal years ended May 31, 2007, 2008 and 2009.

Results of Operations – Consolidated

Fiscal 2016 compared to fiscal 2015

Continuing Operations

Revenues from continuing operations for the fiscal year ended May 31, 2016 increased by $37.0 million, or 2.3%, to $1,672.8 million, compared to $1,635.8 million in the prior fiscal year. Within the Children’s Book Publishing and Distribution segment, revenues from trade publishing sales increased $35.5 million driven by strong sales for both frontlist and backlist titles, led by the strong performance of Harry Potter related titles, partially offset by lower year-over-year sales of Minecraft titles. The book fairs channel experienced higher revenues of $23.0 million driven by an increase in revenue per fair coupled with an increase in fair count. The increases within this segment were partially offset by lower media operations revenues of $9.8 million and lower book club channel revenues of $4.9 million due to a lower number of book club events. Education segment revenues for fiscal 2016 increased $22.2 million driven by strong fiscal year fourth quarter sales of classroom books and guided reading programs coupled with increased circulation in classroom magazines, while local currency revenues in the International segment increased $14.2 million, primarily driven by increased sales of local titles within the Australia trade channel. This was more than offset by foreign currency exchange declines of $43.2 million due to the strength of the U.S. dollar against most foreign currencies.

Cost of goods sold as a percentage of revenue for the fiscal year ended May 31, 2016 was 45.6%, compared to 46.4% in the prior fiscal year. The modest decrease in cost of goods sold as a percentage of revenue was driven by lower production costs associated with the Company's media operations and favorable product mix, partially offset by the strength of the U.S. dollar which impacted the Company's international operations due to purchases of U.S. product in U.S. dollars.

Components of Cost of goods sold for fiscal years 2016, 2015 and 2014 are as follows:

	($ amounts in millions)
	2016	% of revenue	2015	% of revenue	2014	% of revenue
Product, service and production costs	$432.4	25.8%	$429.3	26.2%	$401.1	25.7%
Royalty costs	92.0	5.5	84.3	5.2	87.1	5.6
Prepublication and production amortization	27.1	1.6	30.0	1.8	33.7	2.1
Postage, freight, shipping, fulfillment and all other costs	210.8	12.7	214.9	13.2	203.1	13.0
Total cost of goods sold	$762.3	45.6%	$758.5	46.4%	$725.0	46.4%

Selling, general and administrative expenses for the fiscal year ended May 31, 2016 increased to $777.7 million, compared to $771.1 million in the prior fiscal year, primarily as a result of higher strategic technology spending on new enterprise-wide customer and content management systems and the migration to software as a service ("SaaS") and cloud-based technology solutions. To a lesser extent, the increase was due to higher employee-related expenses of $7.8 million associated with the book fairs channel efforts to increase revenues, higher sales management-related expenses associated with the classroom books and literacy initiatives to increase sales and $1.5 million in expenses related to a branch consolidation project in the Company's book fairs operations, coupled with a $3.7 million insurance settlement in the prior fiscal year relating to a fire in a warehouse in India. The increases were partially offset by lower international expense attributable to foreign currency translation of $15.3 million, lower unabsorbed overhead burden as costs were being offset by transition service fees under the transition services agreement with the purchaser of the educational technology and services business in fiscal 2016, and lower pension expense of $4.3 million related to a settlement on a portion of the domestic pension plan in the prior fiscal year.

Severance expense of $11.9 million in fiscal 2016 included $9.5 million related to cost reduction and restructuring programs. Severance expense of $9.6 million in fiscal 2015 included $8.9 million related to cost reduction and restructuring programs.

Asset impairments for the fiscal year ended May 31, 2016 were $14.4 million, compared to $15.8 million in the prior fiscal year. In fiscal 2016, the Company recognized a pretax impairment charge of $7.5 million on the abandonment of legacy building improvements in connection with the Company's renovation of its headquarters location in New York City. The renovation effort will occur in phases and, as additional floors are renovated over the project's life, additional building improvements will be abandoned. The first phase of the construction, which began in the fourth quarter of fiscal 2016, represents approximately 40% of the total renovation project for the entire building. The Company also recognized a pretax impairment charge of $6.9 million for certain legacy prepublication assets. In fiscal 2015, the Company recognized an impairment charge of $8.3 million in respect to certain goodwill, production and programming assets in connection with the restructuring of the Company's media and entertainment businesses, recognized an impairment charge of $4.6 million for the discontinuation of certain outdated technology platforms and recognized an impairment charge of $2.9 million associated with the closure of its retail store located at the Company headquarters in New York City.

For the fiscal year ended May 31, 2016, net interest expense decreased to $1.1 million, compared to $3.5 million in the prior fiscal year, due to the reduction in borrowings under the Loan Agreement described under "Financing" below.

In fiscal 2016, the Company recognized a pretax gain of $2.2 million on the sale of a China-based cost method investment. In fiscal 2015, the Company recognized a pretax gain of $0.6 million related to a UK-based cost method investment.

The Company’s effective tax rate for the fiscal year ended May 31, 2016 was 36.0%, compared to 48.2% in the prior fiscal year.

Earnings from continuing operations for fiscal 2016 increased by $28.5 million to $44.0 million, compared to $15.5 million in fiscal 2015. The basic and diluted earnings from continuing operations per share of Class A Stock and Common Stock were $1.29 and $1.26, respectively, in fiscal 2016, compared to $0.47 and $0.46, respectively, in fiscal 2015.

Discontinued Operations

Loss from discontinued operations, net of tax, for the fiscal year ended May 31, 2016 was $3.5 million, compared to earnings from discontinued operations, net of tax, of $279.1 million in the prior fiscal year. The decrease was driven by the net gain of $275.6 million associated with the sale of the educational technology and services business in the prior fiscal year. The basic and diluted loss from discontinued operations per share of Class A Stock and Common Stock were $0.11 and $0.10, respectively, in fiscal 2016, compared to basic and diluted earnings from discontinued operations per share of Class A Stock and Common Stock of $8.53 and $8.34, respectively, in fiscal 2015.

The resulting net income for fiscal 2016 was $40.5 million, or $1.18 and $1.16 per basic and diluted share, respectively, compared to net income of $294.6 million, or $9.00 and $8.80 per basic and diluted share, respectively, in fiscal 2015.

Fiscal 2015 compared to fiscal 2014

Continuing Operations

Revenues from continuing operations for the fiscal year ended May 31, 2015 increased by $74.3 million, or 4.8%, to $1,635.8 million, compared to $1,561.5 million in the prior fiscal year. The book clubs and book fairs channels of the Children’s Book Publishing and Distribution segment experienced higher revenues of $44.6 million and $25.1 million, respectively, driven by changes in the marketing strategies for these channels. Education segment revenues were also higher by $20.8 million, driven by increased circulation in classroom magazines and strong demand for the Company's guided reading programs. Offsetting the increases were lower revenues from the trade channel of $4.0 million, primarily resulting from lower Hunger Games trilogy sales, and lower revenues in the International segment, primarily resulting from the adverse foreign exchange impact of $19.7 million in fiscal 2015 compared to fiscal 2014, offset by overall higher revenues from international sales of $7.5 million.

Cost of goods sold as a percentage of revenue for the fiscal year ended May 31, 2015 remained constant at 46.4% compared to the prior fiscal year. Higher product, service and production costs as a percentage of revenue were offset by lower royalty costs as a percentage of revenue, which were both primarily driven by the marketing strategies for the book club operations.

Selling, general and administrative expenses for the fiscal year ended May 31, 2015 increased to $771.1 million, compared to $727.3 million in the prior fiscal year. The increase was primarily driven in equal parts by higher promotional expense in the book clubs operations and higher technology expense on strategic initiatives. In addition, the Company experienced higher salary-related expenses and bad debt expense of $6.1 million and $3.3 million, respectively, and incremental pension expense of $2.6 million related to a settlement on a portion of the domestic pension plan. The overall technology spend increased by $2.9 million in fiscal 2015 as the higher technology expense within Selling, general and administrative expenses was largely offset by lower depreciation expense within Depreciation and amortization as more of the technology spend in fiscal 2015 related to the design phase of projects which resulted in lower capitalized technology costs.

Severance expense of $9.6 million in fiscal 2015 included $8.9 million related to cost reduction and restructuring programs. Severance expense of $10.5 million in fiscal 2014 included $9.9 million related to cost reduction initiatives.

In fiscal 2015, the Company recognized asset impairments of $15.8 million, compared to $28.0 million in the prior fiscal year. In fiscal 2015, the Company recognized an impairment charge of $8.3 million in respect to certain goodwill, production and programming assets in connection with the restructuring of the Company's media and entertainment businesses, recognized an impairment charge of $4.6 million for the discontinuation of certain outdated technology platforms and recognized an impairment charge of $2.9 million associated with the closure of its retail store located at the Company headquarters in New York City. In fiscal 2014, the Company recognized an asset impairment of $14.6 million related to Storia operating system-specific apps that were no longer supported due to the transition to a Storia streaming model and a $13.4 million impairment of goodwill attributable to legacy acquisitions associated with the book club operations in the Children’s Book Publishing and Distribution segment.

For the fiscal year ended May 31, 2015, net interest expense decreased to $3.5 million, compared to $6.9 million in the prior fiscal year, primarily due to the absence of capital leases associated with the purchase of 555 Broadway, partially offset by higher interest on borrowings under the Company's Loan Agreement related to such purchase.

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

Discontinued Operations

Earnings from discontinued operations, net of tax, for the fiscal year ended May 31, 2015 were $279.1 million, compared to earnings from discontinued operations, net of tax, of $31.1 million in the prior fiscal year. The increase was driven by the net gain of $275.6 million associated with the sale of the educational technology and services business. Fiscal 2015 discontinued operations also included the net earnings from the educational technology and services business of $5.2 million, partially offset by net losses of $1.4 million associated with consumer magazine, production, and game console activities that were discontinued in fiscal 2015 and $0.3 million in losses from previously discontinued business units. In fiscal 2014, the educational technology and services business had net earnings of $31.4 million, partially offset by net losses of $0.4 million associated with consumer magazine, production, and game console activities that were discontinued in fiscal 2015 and $0.1 million in net gain from previously discontinued business units. The basic and diluted earnings from discontinued operations per share of Class A Stock and Common Stock were $8.53 and $8.34, respectively, in fiscal 2015, compared to $0.97 and $0.95, respectively, in fiscal 2014.

The resulting net income for fiscal 2015 was $294.6 million, or $9.00 and $8.80 per basic and diluted share, respectively, compared to net income of $44.4 million, or $1.39 and $1.36 per basic and diluted share, respectively, in fiscal 2014.

Results of Operations – Segments

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

($ amounts in millions)				2016 compared to 2015		2015 compared to 2014
	2016	2015	2014	$ change	% change	$ change	% change
Revenues	$1,002.5	$958.7	$893.0	$43.8	4.6%	$65.7	7.4%
Cost of goods sold	418.1	409.1	384.5	9.0	2.2	24.6	6.4
Other operating expenses *	470.1	453.8	456.7	16.3	3.6	(2.9)	(0.6)
Asset impairments	3.7	10.2	28.0	(6.5)	(63.7)	(17.8)	(63.6)
Operating income (loss)	$110.6	$85.6	$23.8	$25.0	29.2%	$61.8	259.7%
Operating margin	11.0%	8.9%	2.7%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Fiscal 2016 compared to fiscal 2015

Revenues for the fiscal year ended May 31, 2016 increased by $43.8 million to $1,002.5 million, compared to $958.7 million in the prior fiscal year. Trade channel revenues increased $25.7 million, primarily due to higher trade publishing sales of $35.5 million. The increase in trade publishing revenues were driven by strong sales for both frontlist and backlist titles and the strong performance of Harry Potter, including frontlist titles such as Harry Potter and the Sorcerer's Stone: The Illustrated Edition and the Harry Potter-themed coloring books as well as an increase in backlist titles, partially offset by lower year-over-year sales of Minecraft titles. The higher trade publishing revenues were partially offset by lower sales of $9.8 million in the media operations now included within the trade channel due to the Company's restructuring of the media and entertainment business. The book fairs channel revenues increased $23.0 million due to a 3.4% increase in revenue per fair coupled with a 1.0% increase in fair count. The book club channel revenues decreased $4.9 million due to lower number of book club events caused by the relatively late start to the school calendar compared to the prior fiscal year, partially offset by a 2.3% increase in revenue per event. Sales of Minecraft series handbook titles across all Children's Book Publishing and Distribution channels totaled $22.2 million for the current fiscal year, compared to $57.1 million in the prior fiscal year.

Cost of goods sold for the fiscal year ended May 31, 2016 was $418.1 million, or 41.7% of revenues, compared to $409.1 million, or 42.7% of revenues, in the prior fiscal year. Cost of goods sold as a percentage of revenue remained relatively flat for this segment, with a modest improvement due to lower production amortization costs.

Other operating expenses were $470.1 million for the fiscal year ended May 31, 2016, compared to $453.8 million in the prior fiscal year. The increase was partially due to higher employee-related expenses of $7.8 million in the book fairs channel, primarily associated with continued efforts to improve sales, and $1.5 million in expenses related to a branch consolidation project in the Company's book fairs operations.

Asset impairments were $3.7 million for the fiscal year ended May 31, 2016, compared to $10.2 million in the prior fiscal year. In fiscal 2016, the Company recognized an impairment charge of $3.7 million for certain legacy prepublication assets. In the prior fiscal year, the Company recognized an impairment charge of $8.3 million in respect to certain goodwill, production and programming assets associated with the restructuring of the media and entertainment business and a $1.9 million impairment charge relating to the transition to a new ecommerce software platform for club ordering.

Segment operating income for the fiscal year ended May 31, 2016 was $110.6 million, compared to $85.6 million in the prior fiscal year. The increase was driven by higher revenues, primarily from the trade publishing channel and the book fairs channel, relatively flat cost of goods sold as a percentage of revenues and lower impairment charges, partially offset by higher employee-related expenses associated with the efforts to improve the book fairs channel sales.

Fiscal 2015 compared to fiscal 2014

Revenues for the fiscal year ended May 31, 2015 increased by $65.7 million to $958.7 million, compared to $893.0 million in the prior fiscal year. Revenues from the book clubs channel increased $44.6 million due to the success of the Company's marketing initiatives implemented in fiscal 2014, higher revenue per book club event and a 5% increase in the number of teacher sponsors. The Company's book fair revenues increased $25.1 million due to a 4% increase in revenue per fair, coupled with a 1% increase in fair count. Revenues in the trade channel decreased $4.0 million when compared to the prior fiscal year. The decrease was primarily driven by lower gross sales of Hunger Games trilogy titles of $19.7 million and was partially offset by the success of the Minecraft handbook series that resulted in higher gross sales of $16.1 million, strong sales of Raina Telgemeier's titles Sisters, Drama and Smile and favorable returns experience on Harry Potter titles. Sales of Minecraft series handbook titles across all Children's Book Publishing and Distribution channels totaled $57.1 million for fiscal 2015, compared to $13.1 million in fiscal 2014.

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

Other operating expenses were $453.8 million for the fiscal year ended May 31, 2015, compared to $456.7 million in the prior fiscal year, as increased promotional expense for the book clubs operation of $11.0 million and higher bad debt expense of $2.7 million were more than offset by lower technology costs.

Asset impairments for the segment were $10.2 million for the fiscal year ended May 31, 2015, compared to $28.0 million in the prior fiscal year. As part of the Company's restructuring of the media and entertainment businesses, the trade channel recognized an impairment charge of $8.3 million in respect to certain goodwill, production and programming assets. In addition, the book clubs channel incurred a $1.9 million impairment charge relating to the transition to a new ecommerce software platform for club ordering. In fiscal 2014, the segment incurred $14.6 million of asset impairments related to Storia operating system-specific apps that are no longer supported due to the transition to a Storia streaming model and a $13.4 million goodwill impairment.

Segment operating income for the fiscal year ended May 31, 2015 was $85.6 million, compared to $23.8 million in the prior fiscal year. The increase was driven by the higher book club and book fair revenues, lower prepublication and amortization costs and lower technology costs. Results in fiscal 2015 included $10.2 million in asset impairment charges relating to the restructuring of the media and entertainment businesses and the transition to a new ecommerce software platform for club ordering. Results in fiscal 2014 included charges of $18.0 million related to Storia asset impairments and other charges due to the transition to a Storia streaming model and a $13.4 million goodwill impairment.

EDUCATION

($ amounts in millions)				2016 compared to 2015		2015 compared to 2014
	2016	2015	2014	$ change	% change	$ change	% change
Revenues	$298.1	$275.9	$255.1	$22.2	8.0%	$20.8	8.2%
Cost of goods sold	99.3	94.0	89.6	5.3	5.6	4.4	4.9
Other operating expenses *	142.8	133.5	127.0	9.3	7.0	6.5	5.1
Asset impairments	3.2	—	—	3.2	100.0	—	N/A
Operating income (loss)	$52.8	$48.4	$38.5	$4.4	9.1%	$9.9	25.7%
Operating margin	17.7%	17.5%	15.1%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Fiscal 2016 compared to fiscal 2015

Revenues for the fiscal year ended May 31, 2016 increased by $22.2 million to $298.1 million, compared to $275.9 million in the prior fiscal year. $13.7 million of the increase was primarily driven by classroom books and literacy initiatives due to strong fiscal year fourth quarter sales of classroom books and guided reading and customized curriculum programs. Classroom magazines revenues increased $5.9 million due to higher circulation and consumer magazines revenues increased $3.2 million due to increased digital and custom publishing programs. These businesses benefit from continued demand for in-class supplemental reading offerings. Partially offsetting the increase were lower sales in library publishing of $0.6 million.

Cost of goods sold for the fiscal year ended May 31, 2016 was $99.3 million, or 33.3% of revenue, compared to $94.0 million, or 34.1% of revenue, in the prior fiscal year. Cost of goods sold as a percentage of revenue remained relatively flat for this segment, with modest improvement due to the higher margins associated with the Company's classroom magazines.

Other operating expenses increased by $9.3 million for the fiscal year ended May 31, 2016, due to higher sales management-related expenses as part of the Company's continued efforts to increase sales from classroom books and literacy initiatives and higher operating expenses related to the increased circulation of classroom magazines.

Asset impairments were $3.2 million for the fiscal year ended May 31, 2016, due to impairment charges for certain legacy prepublication assets.
Segment operating income for the fiscal year ended May 31, 2016 improved by $4.4 million. The increase was driven by the higher sales from classroom books and literacy initiatives, as well as from classroom magazines, coupled with the relatively flat cost of goods sold as a percentage of revenues, partially offset by higher sales management-related expenses and impairment charges.
Fiscal 2015 compared to fiscal 2014

Revenues for the fiscal year ended May 31, 2015 increased by $20.8 million to $275.9 million, compared to $255.1 million in the prior fiscal year. As a result of the continued demand for independent reading materials for the classroom, revenues from classroom books and literacy initiatives, including guided reading programs such as the Guided Reading Nonfiction 2nd Edition, increased by $14.4 million in fiscal 2015, compared to the prior fiscal year. Classroom magazine revenues increased $8.1 million primarily due to increased circulation driven by demand for the Company’s print and online offerings such as Scholastic News®, Scope® and Storyworks®. Revenues from sales of library publishing products were relatively flat. Revenues for supplemental teaching resource materials declined $3.5 million due to lower sales from retail channels.

Cost of goods sold for the fiscal year ended May 31, 2015 was $94.0 million, or 34% of revenue, compared to $89.6 million, or 35% of revenue, in the prior fiscal year. The lower cost of goods sold as a percentage of revenue was primarily due to higher volumes of classroom magazines, which carry relatively low variable costs, and improved postage, freight and handling costs.

Other operating expenses increased by $6.5 million for the fiscal year ended May 31, 2015, due to higher employee-related expenses and promotional costs.

Segment operating income for the fiscal year ended May 31, 2015 improved by $9.9 million. Higher classroom magazine circulation drove $4.1 million of this improvement, as demand continued for nonfiction materials to supplement classroom learning. Classroom books and literacy initiatives contributed $5.3 million to the increase in operating income.
INTERNATIONAL

($ amounts in millions)				2016 compared to 2015		2015 compared to 2014
	2016	2015	2014	$ change	% change	$ change	% change
Revenues	$372.2	$401.2	$413.4	$(29.0)	(7.2)%	$(12.2)	(3.0)%
Cost of goods sold	194.4	201.7	202.7	(7.3)	(3.6)	(1.0)	(0.5)
Other operating expenses *	166.4	176.2	180.3	(9.8)	(5.6)	(4.1)	(2.3)
Asset impairments	—	2.7	—	(2.7)	(100.0)	2.7	100.0
Operating income (loss)	$11.4	$20.6	$30.4	$(9.2)	(44.7)%	$(9.8)	(32.2)%
Operating margin	3.1%	5.1%	7.4%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Fiscal 2016 compared to fiscal 2015

Revenues for the fiscal year ended May 31, 2016 decreased by $29.0 million to $372.2 million, compared to $401.2 million in the prior fiscal year. Total local currency revenues across the Company's foreign operations increased $14.2 million when compared to the prior fiscal year, but were offset by foreign currency exchange declines of $43.2 million as the U.S. dollar strengthened against most foreign currencies. Local currency revenues from Australia and New Zealand increased $10.3 million, primarily on increased sales of local titles within the Australia trade channel. Local currency revenues increased $6.3 million from the Company's Asia operations, primarily led by operations in Malaysia, India, and the Philippines. Local currency revenues from the UK increased $2.8 million, primarily due to an increase in book fairs channel revenues driven by the acquisition of Troubadour, Ltd., partially offset by lower sales within the trade and book clubs channels. Local currency revenue increases were partially offset by lower revenues in the Company's export and foreign rights channel of $3.1 million, reflecting the negative impact of the strengthened U.S. dollar. Lower local currency revenues in Canada of $2.1 million were due to the effect of the now settled labor action in Ontario schools.

Cost of goods sold for the fiscal year ended May 31, 2016 was $194.4 million, or 52.2% of sales, compared to $201.7 million, or 50.3% of sales, in the prior fiscal year. The increase in cost of goods sold as a percentage of revenues was primarily driven by the impact fixed costs had on the lower local currency sales in Canada. Additionally, the strong U.S. dollar further increased cost of goods sold as a percentage of revenues due to the fact that many of the Company's international operations purchase U.S. product in U.S. dollars. This increase was partially offset by $1.5 million in lower costs due to a warehouse optimization project in Canada during the prior fiscal year.

Other operating expenses decreased by $9.8 million when compared to the prior fiscal year. The decrease was primarily driven by $16.3 million in foreign exchange translation, partially offset by a $3.7 million insurance settlement in the prior fiscal year relating to a fire in a warehouse in India and a $1.9 million increase in bad debt expense due to economic conditions in Malaysia and Thailand. Other operating expenses were also impacted by $0.9 million and $1.5 million of the severance expenses for the fiscal years ended May 31, 2016 and 2015, respectively, related to cost saving initiatives.

Segment operating income for the fiscal year ended May 31, 2016 was $11.4 million, compared to $20.6 million in the prior fiscal year. The decrease was driven by $3.9 million in foreign exchange translation, higher cost of goods sold due to U.S. sourced product, a $3.7 million insurance settlement in the prior fiscal year relating to a fire in a warehouse in India, a $1.9 million increase in bad debt expense due to economic conditions in Malaysia and Thailand, lower revenues from the Canadian operations and lower gross margin sales in the Australian channels. This was partially offset by $2.7 million in impairment charges of certain outdated technology platforms in the prior fiscal year, $1.5 million in lower costs due to a warehouse optimization project in Canada during the prior fiscal year and $0.6 million in lower severance costs in fiscal 2016.

Fiscal 2015 compared to fiscal 2014

Revenues for the fiscal year ended May 31, 2015 decreased by $12.2 million to $401.2 million, compared to $413.4 million in the prior fiscal year. Total local currency revenues across the Company's foreign operations increased $7.5 million, but were offset by foreign currency exchange declines of $19.7 million as the U.S. dollar strengthened against most foreign currencies. Local currency revenues from the Asian operations increased $6.4 million due to improved revenues from trade and from the direct sales channel across the region. Local currency revenues from the major markets of Canada, the United Kingdom and Australia increased $0.2 million on the strength of trade and book fairs channel results and increased sales of media products in Australia, partially offset by lower revenues from the Company’s Canadian operations. The lower local currency revenues in Canada were due in part to decreased revenues from book club operations, including the impact of a teachers' strike in British Columbia. Revenues from the Company’s export and foreign rights operations in the U.S. increased $0.9 million, as the Company continues to serve markets globally via this channel.

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

Segment operating income for fiscal 2015 decreased by $9.8 million to $20.6 million, compared to $30.4 million in the prior fiscal year. The decrease was driven by $2.7 million in impairment charges of certain outdated technology platforms, $1.5 million of increased costs in Canada for the warehouse optimization project and $1.5 million in severance costs as part of cost reduction and restructuring programs, coupled with lower revenues from the Canadian operations and lower gross margin sales in the Australian channels, partially offset by the $3.7 million insurance settlement relating to the fire in a warehouse in India.

Overhead

Fiscal 2016 compared to fiscal 2015

Corporate overhead for fiscal 2016 decreased by $14.5 million to $107.2 million, compared to $121.7 million in the prior fiscal year. The decrease primarily relates to lower unabsorbed overhead burden, as costs in fiscal 2016 have been offset by transition service fees under the transition services agreement with the purchaser of the educational technology and services business, and lower pension expense of $4.3 million related to a settlement on a portion of the domestic pension plan in the prior fiscal year. The decrease was partially offset by higher strategic technology spending on new enterprise-wide customer and content management systems and the migration to SaaS and cloud-based technology solutions and $4.6 million in higher impairment charges associated with a $7.5 million pretax impairment charge related to the abandonment of legacy building improvements in connection with the Company's renovation of its headquarters location in New York City, compared to a $2.9 million impairment charge in fiscal 2015 associated with the closure of the retail store located at the Company headquarters in New York City. Corporate overhead expenses were also impacted by $8.6 million and $7.4 million of severance expenses related to cost saving initiatives for the fiscal years ended May 31, 2016 and 2015, respectively.

Fiscal 2015 compared to fiscal 2014

Corporate overhead for fiscal 2015 increased by $39.4 million to $121.7 million, compared to $82.3 million in the prior fiscal year, primarily reflecting higher strategic technology spend on enterprise-wide management platforms and higher depreciation expense on the Company's corporate headquarters building acquired in fiscal 2014. The higher enterprise-wide technology spend reflected in overhead was partially offset by lower business unit-specific spend reflected in the segment results, primarily in the Children’s Book Publishing and Distribution segment. Included in overhead expenses were unallocated overhead costs that would have been charged to the educational technology and services business of $15.8 million and $16.2 million in fiscal 2015 and 2014, respectively, severance expenses as part of cost reduction and restructuring programs of $7.4 million and $9.3 million in fiscal 2015 and 2014, respectively, pension settlement charges of $4.3 million and $1.7 million in fiscal 2015 and 2014, respectively, and a $2.9 million impairment charge in fiscal 2015 associated with the closure of the retail store located at the Company headquarters in New York City.

Liquidity and Capital Resources

Fiscal 2016 compared to fiscal 2015

The Company’s cash and cash equivalents totaled $399.7 million at May 31, 2016 and $506.8 million at May 31, 2015. Cash and cash equivalents held by the Company’s U.S. operations totaled $385.3 million at May 31, 2016 and $491.2 million at May 31, 2015.

Cash used in operating activities was $78.9 million for the fiscal year ended May 31, 2016, compared to cash provided by operating activities of $166.9 million for the prior fiscal year, representing an increase in cash used by operating activities of $245.8 million. The increase in cash used was primarily due to current fiscal year income tax payments of approximately $186 million resulting from the gain on the sale of the educational technology and services business recognized in fiscal 2015, as well as to discontinued operations which contributed $69.5 million to the increase in cash used driven by the former educational technology and services business which was sold on May 29, 2015.

Cash used in investing activities was $39.5 million for the fiscal year ended May 31, 2016, compared to cash provided by investing activities of $445.3 million for the prior fiscal year, representing an increase in cash used by investing activities of $484.8 million. The increase in cash used was primarily driven by discontinued operations which resulted in an increase in the use of cash of $487.6 million. The change in discontinued operations was driven by the cash proceeds of $543.2 million received in the prior fiscal year which comprised the proceeds of $577.7 million less restricted cash held in escrow of $34.5 million, the $33.9 million in cash used in investing activities associated with the former educational technology and services business before it was sold, the release of $24.6 million in restricted cash in the current fiscal year and a working capital adjustment resulting in a $2.9 million final payment.

Cash provided by financing activities was $12.0 million for the fiscal year ended May 31, 2016, compared to cash used in financing activities of $124.5 million for the prior fiscal year, representing an increase in cash provided by financing activities of $136.5 million. The Company experienced lower net repayment activity under the Loan Agreement of $120.0 million and higher proceeds pursuant to employee stock plans of $19.3 million, and the Company's short-term net borrowings position resulted in an increase in cash provided of $11.5 million. This increase was partially offset by an increase in the Company's repurchase of common stock of $10.9 million.

Fiscal 2015 compared to fiscal 2014

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

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May. In fiscal 2016, the Company had substantial tax payment related to the gain on the sale of the educational technology and services business. The Company does not expect to incur significant domestic borrowings to meet operating needs in fiscal 2016.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. During the fiscal year ended May 31, 2016, the Company purchased $14.4 million of Company shares on the open market compared to $3.5 million of share purchases in the prior fiscal year.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, dividends, currently authorized common share repurchases, debt service, planned capital expenditures and other investments. As of May 31, 2016, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $399.7 million, cash from operations, and funding available under the Loan Agreement totaling approximately $425.0 million. Additionally, the

Company has short-term credit facilities of $48.3 million, less current borrowings of $6.3 million and commitments of $4.9 million, resulting in $37.1 million of current availability at May 31, 2016. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Loan Agreement be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

The following table summarizes, as of May 31, 2016, the Company’s contractual cash obligations by future period (see Notes 4, 5 and 13 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

				$ amounts in millions
	Payments Due By Period
Contractual Obligations	1 Year or Less	Years 2-3	Years 4-5	After Year 5	Total
Minimum print quantities	$44.8	$91.8	$95.0	$48.6	$280.2
Royalty advances	10.2	4.3	0.9	0.2	15.6
Lines of credit and short-term debt	6.3	—	—	—	6.3
Capital leases (1)	1.4	2.6	2.2	3.6	9.8
Pension and post-retirement plans (2)	18.5	27.2	25.4	60.2	131.3
Operating leases	30.8	41.3	18.1	11.6	101.8
Total	$112.0	$167.2	$141.6	$124.2	$545.0

(1)	Includes principal and interest.

(2)	Excludes expected Medicare Part D subsidy receipts.

Financing

Loan Agreement

The Company is party to the Loan Agreement with various banks as described in Note 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.” There were no outstanding borrowings under the Loan Agreement as of May 31, 2016. For a more complete description of the Loan Agreement, as well as the Company's other debt obligations, reference is made to Note 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

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

Item 7A | Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts which were not significant as of May 31, 2016. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of May 31, 2016 (see Note 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

							$ amounts in millions
	Fiscal Year Maturity							Fair Value
	2017	2018	2019	2020	2021	Thereafter	Total	2016
Debt Obligations
Lines of credit and current portion of long-term debt	$6.3	$—	$—	$—	$—	$—	$6.3	$6.3
Average interest rate	4.4%	—	—	—	—	—

Item 8 | Consolidated Financial Statements and Supplementary Data

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Statements of Operations

	(Amounts in millions, except per share data) For fiscal years ended May 31,
	2016	2015	2014
Revenues	$1,672.8	$1,635.8	$1,561.5
Operating costs and expenses:
Cost of goods sold	762.3	758.5	725.0
Selling, general and administrative expenses	777.7	771.1	727.3
Depreciation and amortization	38.9	47.9	60.3
Severance	11.9	9.6	10.5
Asset impairments	14.4	15.8	28.0
Total operating costs and expenses	1,605.2	1,602.9	1,551.1
Operating income	67.6	32.9	10.4
Interest income	1.1	0.3	0.6
Interest expense	(2.2)	(3.8)	(7.5)
Gain (loss) on investments and other	2.2	0.5	(5.8)
Earnings (loss) from continuing operations before income taxes	68.7	29.9	(2.3)
Provision (benefit) for income taxes	24.7	14.4	(15.6)
Earnings (loss) from continuing operations	44.0	15.5	13.3
Earnings (loss) from discontinued operations, net of tax	(3.5)	279.1	31.1
Net income (loss)	$40.5	$294.6	$44.4
Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic:
Earnings (loss) from continuing operations	$1.29	$0.47	$0.42
Earnings (loss) from discontinued operations	$(0.11)	$8.53	$0.97
Net income (loss)	$1.18	$9.00	$1.39
Diluted:
Earnings (loss) from continuing operations	$1.26	$0.46	$0.41
Earnings (loss) from discontinued operations	$(0.10)	$8.34	$0.95
Net income (loss)	$1.16	$8.80	$1.36
Dividends declared per common share	$0.600	$0.600	$0.575
 See accompanying notes

Consolidated Statements of Comprehensive Income (Loss)

	(Amounts in millions) For fiscal years ended May 31,
	2016	2015	2014
Net income (loss)	$40.5	$294.6	$44.4
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(8.1)	(15.3)	(3.1)
Pension and post-retirement adjustments:
Amortization of prior service credit	(0.0)	(0.2)	(0.2)
Net actuarial gain (loss) associated with benefit plans	(1.6)	(6.3)	13.5
Total other comprehensive income (loss)	$(9.7)	$(21.8)	$10.2
Comprehensive income (loss)	$30.8	$272.8	$54.6
 See accompanying notes

Consolidated Balance Sheets

(Amounts in millions) Balances at May 31,
ASSETS	2016	2015
Current Assets:
Cash and cash equivalents	$399.7	$506.8
Restricted cash held in escrow	9.9	34.5
Accounts receivable (less allowance for doubtful accounts of $16.1 and $14.9, respectively)	196.3	193.8
Inventories, net	271.2	257.6
Deferred income taxes	—	81.0
Prepaid expenses and other current assets	72.5	33.7
Current assets of discontinued operations	0.5	3.1
Total current assets	950.1	1,110.5
Noncurrent Assets:
Property, plant and equipment, net	437.6	439.7
Prepublication costs, net	41.8	51.7
Royalty advances (less allowance for reserves of $90.1 and $86.8, respectively)	44.0	39.3
Goodwill	116.2	116.3
Other intangibles	6.8	6.8
Noncurrent deferred income taxes	68.5	6.5
Other assets and deferred charges	48.1	51.5
Total noncurrent assets	763.0	711.8
Total assets	$1,713.1	$1,822.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$6.3	$6.0
Accounts payable	138.2	146.8
Accrued royalties	31.6	26.8
Deferred revenue	23.5	21.5
Other accrued expenses	175.9	173.6
Accrued income taxes	1.6	158.8
Current liabilities of discontinued operations	1.2	14.1
Total current liabilities	378.3	547.6
Noncurrent Liabilities:
Other noncurrent liabilities	77.2	69.8
Total noncurrent liabilities	77.2	69.8
Commitments and Contingencies:
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	—	—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 and 42.9 shares, respectively; Outstanding, 32.7 and 31.5 shares, respectively	0.4	0.4
Additional paid-in capital	600.7	591.5
Accumulated other comprehensive income (loss)	(86.7)	(77.0)
Retained earnings	1,059.8	1,039.9
Treasury stock at cost	(316.6)	(349.9)
Total stockholders’ equity	1,257.6	1,204.9
Total liabilities and stockholders’ equity	$1,713.1	$1,822.3
See accompanying notes

Consolidated Statement of Changes in Stockholders’ Equity

							(Amounts in millions)
	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at May 31, 2013	1.7	$0.0	30.1	$0.4	$582.9	$(65.4)	$738.9	$(392.4)	$864.4
Net Income (loss)	—	—	—	—	—	—	44.4	—	44.4
Foreign currency translation adjustment	—	—	—	—	—	(3.1)	—	—	(3.1)
Pension and post-retirement adjustments (net of tax of $5.0)	—	—	—	—	—	13.3	—	—	13.3
Stock-based compensation	—	—	—	—	9.3	—	—	—	9.3
Proceeds pursuant to stock-based compensation plans	—	—	—	—	12.9	—	—	—	12.9
Purchases of treasury stock at cost	—	—	(0.2)	—	—	—	—	(6.2)	(6.2)
Treasury stock issued pursuant to equity-based plans	—	—	0.7	—	(24.3)	—	—	22.9	(1.4)
Dividends	—	—	—	—	—	—	(18.2)	—	(18.2)
Balance at May 31, 2014	1.7	$0.0	30.6	$0.4	$580.8	$(55.2)	$765.1	$(375.7)	$915.4
Net Income (loss)	—	—	—	—	—	—	294.6	—	294.6
Foreign currency translation adjustment	—	—	—	—	—	(15.3)	—	—	(15.3)
Pension and post-retirement adjustments (net of tax of $(2.5))	—	—	—	—	—	(6.5)	—	—	(6.5)
Stock-based compensation	—	—	—	—	11.3	—	—	—	11.3
Proceeds pursuant to stock-based compensation plans	—	—	—	—	28.1	—	—	—	28.1
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(3.5)	(3.5)
Treasury stock issued pursuant to equity-based plans	—	—	1.0	—	(28.7)	—	—	29.3	0.6
Dividends	—	—	—	—	—	—	(19.8)	—	(19.8)
Balance at May 31, 2015	1.7	$0.0	31.5	$0.4	$591.5	$(77.0)	$1,039.9	$(349.9)	$1,204.9
Net Income (loss)	—	—	—	—	—	—	40.5	—	40.5
Foreign currency translation adjustment	—	—	—	—	—	(8.1)	—	—	(8.1)
Pension and post-retirement adjustments (net of tax of $(1.8))	—	—	—	—	—	(1.6)	—	—	(1.6)
Stock-based compensation	—	—	—	—	9.7	—	—	—	9.7
Proceeds pursuant to stock-based compensation plans	—	—	—	—	47.2	—	—	—	47.2
Purchases of treasury stock at cost	—	—	(0.4)	—		—	—	(14.4)	(14.4)
Treasury stock issued pursuant to equity-based plans	—	—	1.6	—	(47.7)	—	—	47.7	0.0
Dividends	—	—	—	—	—	—	(20.6)	—	(20.6)
Balance at May 31, 2016	1.7	$0.0	32.7	$0.4	$600.7	$(86.7)	$1,059.8	$(316.6)	$1,257.6
 See accompanying notes

Consolidated Statements of Cash Flows

		(Amounts in millions) Years ended May 31,
	2016	2015	2014
Cash flows - operating activities:
Net income (loss)	$40.5	$294.6	$44.4
Earnings (loss) from discontinued operations, net of tax	(3.5)	279.1	31.1
Earnings (loss) from continuing operations	44.0	15.5	13.3
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	12.3	10.6	7.3
Provision for losses on inventory	12.0	21.7	23.7
Provision for losses on royalty advances	4.1	3.6	6.5
Amortization of prepublication and production costs	26.4	30.4	32.9
Depreciation and amortization	39.3	48.3	61.6
Amortization of pension and post-retirement actuarial gains and losses	4.4	6.9	5.6
Deferred income taxes	18.8	(3.5)	8.9
Stock-based compensation	9.7	8.8	8.4
Income from equity investments	(3.5)	(2.0)	(2.6)
Non cash write off related to asset impairments	14.4	15.8	28.0
Unrealized (gain) loss on investments	(2.2)	(0.6)	5.8
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(18.7)	1.6	(42.7)
Inventories	(27.8)	(33.4)	(19.3)
Prepaid expenses and other current assets	(33.3)	0.0	24.4
Deferred promotion costs	(1.1)	(0.3)	(0.2)
Royalty advances	(9.1)	(6.2)	(7.6)
Accounts payable	(12.7)	12.1	(9.7)
Other accrued expenses	2.8	5.3	7.3
Accrued income taxes	(155.2)	(24.6)	1.4
Accrued royalties	5.2	(3.1)	0.5
Deferred revenue	2.2	2.2	1.7
Pension and post-retirement obligations	(2.1)	(2.2)	(16.2)
Other noncurrent liabilities	0.4	2.5	(29.4)
Other, net	1.7	(1.1)	(4.4)
Total adjustments	(112.0)	92.8	91.9
Net cash provided by (used in) operating activities of continuing operations	(68.0)	108.3	105.2
Net cash provided by (used in) operating activities of discontinued operations	(10.9)	58.6	51.6
Net cash provided by (used in) operating activities	(78.9)	166.9	156.8
Cash flows - investing activities:
Prepublication and production expenditures	(25.2)	(29.0)	(35.9)
Additions to property, plant and equipment	(35.6)	(30.3)	(26.5)
Proceeds from sale of assets	3.3	0.7	1.3
Loan to investee	—	(3.0)	—
Repayment of loan to investee	—	4.8	—
Other investment and acquisition related payments	(3.7)	(8.3)	(1.0)
Building purchase	—	—	(253.9)
Other	—	1.1	1.0
Net cash provided by (used in) investing activities of continuing operations	(61.2)	(64.0)	(315.0)
Working capital adjustment/Proceeds from sale of discontinued assets	(2.9)	577.7	—
Changes in restricted cash held in escrow for discontinued assets	24.6	(34.5)	—
Other cash provided by (used in) investing activities of discontinued operations	—	(33.9)	(30.7)
Net cash provided by (used in) investing activities	(39.5)	445.3	(345.7)
See accompanying notes

Consolidated Statements of Cash Flows

		(Amounts in millions) Years ended May 31,
	2016	2015	2014
Cash flows - financing activities:
Net (repayments) borrowings under credit agreement and revolving loan	—	(120.0)	120.0
Borrowings under lines of credit	39.0	350.9	207.4
Repayments of lines of credit	(36.5)	(359.9)	(193.5)
Repayment of capital lease obligations	(0.8)	(0.2)	(0.2)
Reacquisition of common stock	(14.4)	(3.5)	(6.2)
Proceeds pursuant to stock-based compensation plans	45.3	26.0	11.2
Payment of dividends	(20.5)	(19.7)	(17.8)
Other	(0.1)	2.1	1.6
Net cash provided by (used in) financing activities of continuing operations	12.0	(124.3)	122.5
Net cash provided by (used in) financing activities of discontinued operations	—	(0.2)	—
Net cash provided by (used in) financing activities	12.0	(124.5)	122.5
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(1.8)	(0.1)
Net increase (decrease) in cash and cash equivalents	(107.1)	485.9	(66.5)
Cash and cash equivalents at beginning of period	506.8	20.9	87.4
Cash and cash equivalents at end of period	$399.7	$506.8	$20.9

	2016	2015	2014
Supplemental Information:
Income taxes payments (refunds), net	$183.3	$34.2	$2.0
Interest paid	1.6	3.2	7.1
 See accompanying notes

Notes to Consolidated Financial Statements

(Amounts in millions, except share and per share data)

1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the business

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is the world’s largest publisher and distributor of children’s books, a leading provider of print and digital instructional materials for Pre-K to grade 12, and a producer of educational and entertaining children’s media. The Company creates quality books and ebooks, print and technology-based learning materials and programs, classroom magazines and other products that, in combination, offer schools customized and comprehensive solutions to support children’s learning both at school and at home. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading and learning. The Company is the leading operator of school-based book clubs and book fairs in the United States. It distributes its products and services through these proprietary channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. Scholastic has operations in the United States ("U.S."), Canada, the United Kingdom ("UK"), Australia, New Zealand, Ireland, India, China, Singapore and other parts of Asia and, through its export business, sells products in more than 150 countries.

Basis of presentation

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Corporation and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to conform to the current year presentation.

Discontinued operations

The Company closed or sold several operations during fiscal 2015. During the fourth quarter of fiscal 2015, the Company sold its educational technology and services business, which, among other things, was engaged in the development and sale of technology-based reading and math improvement programs, as well as providing consulting and professional development services. Additionally during fiscal 2015, the Company completed a restructuring of the businesses comprising its former Media, Licensing and Advertising segment, including discontinuing its Soup2Nuts animation and audio production studio operations and Scholastic Interactive, as well as the print edition of a periodic consumer magazine.

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

Use of estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to:

•	Accounts receivable reserves for returns

•	Accounts receivable allowance for doubtful accounts

•	Pension and other post-retirement obligations

•	Uncertain tax positions

•	Inventory reserves

•	Cost of goods sold from book fair operations during interim periods determined based on estimated gross profit rates

•	Sales taxes

•	Royalty advance reserves

•	Customer reward programs

•	Impairment testing for goodwill for assessment and measurement, intangibles and other long-lived assets and investments.

•	Assets and liabilities acquired in business combinations.

Summary of Significant Accounting Policies

Revenue recognition

The Company’s revenue recognition policies for its principal businesses are as follows:

School-Based Book Clubs – Revenue from school-based book clubs is recognized upon shipment of the products.

School-Based Book Fairs – Revenues associated with school-based book fairs are related to sales of product. Book fairs are typically run by schools and/or parent teacher organizations over a five business-day period. The amount of revenue recognized for each fair represents the net amount of cash collected at the fair. Revenue is fully recognized at the completion of the fair. At the end of reporting periods, the Company defers estimated revenue for those fairs that have not been completed as of the period end based on the number of fair days occurring after period end on a straight-line calculation of the full fair’s revenue. The Company also estimates revenues for those fairs which have not reported final fair results.

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

A reserve for estimated returns is established at the time of sale and recognized as a reduction to revenue. Actual returns are charged to the reserve as received. Reserves for returns are based on historical return rates, sales patterns, type of product and expectations. In order to develop the estimate of returns that will be received subsequent to fiscal year end, management considers patterns of sales and returns in the months preceding the current fiscal year, as well as actual returns received subsequent to year end, available customer and market specific data and other return rate information that management believes is relevant. Actual returns could differ from the Company’s estimate.

Education – Revenue from the sale of educational materials is recognized upon shipment of the products, or upon acceptance of product by the customer depending on individual customer terms. Revenues from professional development services are recognized when the services have been provided to the customer.

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

Accounts receivable

Accounts receivable are recognized net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for returns are based on historical return rates, sales patterns, type of product and expectations. In order to develop the estimate of returns that will be received subsequent to fiscal year end, management considers patterns of sales and returns in the months preceding the current fiscal year, as well as actual returns received subsequent to year end, available customer and market specific data and other return rate information that management believes is relevant. Reserves for estimated bad debts are established at the time of sale and are based on an evaluation of accounts receivable aging, and, where applicable, specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience to estimate the ultimate collectability of these receivables. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off.

Inventories

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates by channel, the sales patterns of its products and specifically identified obsolete inventory.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are recognized on a straight-line basis, over the estimated useful lives of the assets. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Capitalized software, net of accumulated amortization, was $31.1 and $21.1 at May 31, 2016 and 2015, respectively. Capitalized software is amortized over a period of three to five years. Amortization expense for capitalized software was $11.4, $17.7 and $28.5 for the fiscal years ended May 31, 2016, 2015 and 2014, respectively. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances indicate that the asset’s carrying value is not recoverable or warrant revised estimates of useful lives. In fiscal 2016, the Company recognized a pretax impairment charge of $7.5 related to the abandonment of legacy building improvements in connection with the Company's renovation of its headquarters location in New York City and $6.9 for certain legacy prepublication assets. In fiscal 2015, the Company recognized an impairment charge of $4.6 related to certain outdated technology platforms and a $2.9 impairment charge associated with the closure of the retail store located at the Company headquarters in New York City. In fiscal 2014, the Company recognized an impairment charge of $7.6 for assets related to Storia operating system-specific apps that are no longer supported due to the transition to a Storia streaming model.

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

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term. Sublease income is recognized on a straight-line basis over the duration of each lease term. To the extent expected sublease income is less than expected rental payments the Company recognizes a current loss on the difference between the fair values of the sublease and the rental payments. The Company also receives lease payments from retail stores that utilize the Broadway facing space of the Company's headquarters location in New York City. Lease payments received are presented as a reduction in rent expense in Selling, general and administrative expenses.

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

Intangible assets with definite lives consist principally of customer lists, covenants not to compete, and certain other intellectual property assets and are amortized over their expected useful lives. Customer lists are amortized on a straight-line basis over five to ten years, while covenants not to compete are amortized on a straight-line basis over their contractual term. Other intellectual property assets are amortized over their remaining useful lives, which is approximately five years.

Income taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, for purposes of determining taxable income deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to be realized.

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

Other noncurrent liabilities

All of the rate assumptions discussed below impact the Company’s calculations of its pension and post-retirement obligations. The rates applied by the Company are based on the portfolios’ past average rates of return, discount rates and actuarial information. Any change in market performance, interest rate performance, assumed health care costs trend rate or compensation rates could result in significant changes in the Company’s pension and post-retirement obligations. On May 31, 2016, the Company changed the approach used to measure service and interest costs for pension and other postretirement benefits. The Company previously measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. The Company has now elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of the Company's plan obligations. The Company has accounted for this change as a change in accounting estimate and, accordingly, has accounted for it on a prospective basis.

Pension obligations – Scholastic Corporation and certain of its subsidiaries have defined benefit pension plans covering the majority of their employees who meet certain eligibility requirements. The Company’s pension plans and other post-retirement benefits are accounted for using actuarial valuations.

The Company’s pension calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets, and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and the interest cost component of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost. Pension benefits in the cash balance plan for employees located in the United States are based on formulas in which the employees’ balances are credited monthly with interest based on the average rate for one-year United States Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels prior to June 1, 2009.

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

Advertising costs

The Company incurs costs for both direct-response and non-direct-response advertising. The Company capitalizes direct-response advertising costs for expenditures, primarily in its Classroom Magazines division. The asset is amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received. Included in Prepaid expenses and other current assets on the balance sheet is $6.0 and $4.9 of capitalized advertising costs as of May 31, 2016 and 2015, respectively. The Company expenses non-direct-response advertising costs as incurred.

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

The table set forth below provides the estimated fair value of options granted by the Company during fiscal years 2016, 2015 and 2014 and the significant weighted average assumptions used in determining such fair value under the Black-Scholes option- pricing model. The average expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the option grantees. The risk-free interest rate was based on the U.S. Treasury yield curve corresponding to the expected life in effect at the time of the grant. The volatility was estimated based on historical volatility corresponding to the expected life.

	2016	2015	2014
Estimated fair value of stock options granted	$14.78	$11.41	$10.37
Assumptions:
Expected dividend yield	1.4%	1.8%	1.7%
Expected stock price volatility	38.2%	38.2%	38.6%
Risk-free interest rate	1.9%	2.2%	2.2%
Average expected life of options	6 years	6 years	6 years

New Accounting Pronouncements

ASU 2016-13
In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (the "ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326). This ASU introduces amendments to the accounting for credit losses on instruments defined within the ASU's scope and will impact both financial services and non-financial services entities. Due to its broad scope, which includes trade and lease receivables, this ASU states that it is likely that all entities will need to evaluate the impact of its amendments. Under the amendments, an entity will recognize, as an allowance, its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU does not prescribe a specific method to make the estimate so its application will require significant judgment. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

The ASU will be effective for the Company in the first quarter of fiscal 2021. The Company is evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

ASU 2016-09
In March 2016, the FASB issued the ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period.

The ASU will be effective for the Company in the first quarter of fiscal 2018. The Company is evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

ASU 2016-02
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this ASU require, among other things, lessees to recognize and a right-of-use asset and a lease liability in the balance sheet for all leases. The lease liability will be measured at the present value of the lease payments over the lease term. the right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and lessee's initial direct costs (e.g., commissions). The amendments in this ASU will take effect for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of an interim or annual reporting period.

The ASU will be effective for the Company in the first quarter of fiscal 2020. The Company is evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

ASU 2015-17
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this ASU eliminate the current requirement for entities to present deferred tax liabilities and assets as current and noncurrent in a classified statement of financial position and instead require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of an interim or annual reporting period.

The Company has elected an early application of this ASU for the fiscal year ended May 31, 2016, and has presented the net deferred tax assets as noncurrent and has reclassified current deferred tax assets in its consolidated financial position on a prospective basis. Therefore, $81.0 of Deferred income taxes reported in fiscal 2015 were not reclassified from current assets to Noncurrent deferred income taxes.

ASU 2015-16
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU eliminate the requirement under the current guidance that an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period. The measurement period is up to one year from the date of the acquisition. The ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and that the acquirer records, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The financial statements should also separately present on the face of the income statement, or disclose in the footnotes, the amount of adjustments recorded in the current period by line item that would have been recorded in prior periods had the adjustment been made at the date of acquisition. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to provisional amount adjustments that occur after the effective date. Earlier application is permitted as of the beginning of an interim or fiscal year period.

The ASU will be effective for the Company in the first quarter of fiscal 2017. The Company does not expect the amendments in this ASU to have a material impact on the consolidated financial position, results of operations and cash flows.

ASU 2015-11
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, as part of its Simplification Initiative. Currently, inventory is measured at the lower of cost or market. The amendments in this ASU require entities that measure inventory using any method other than last-in, first-out or the retail inventory method to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively and earlier application is permitted as of the beginning of an interim or fiscal year period.

The ASU will be effective for the Company in the first quarter of fiscal 2018. The Company is evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

Topic 606, Revenue from Contracts with Customers
In May 2014, the FASB announced that it is amending the FASB Accounting Standards Codification ("ASC") by issuing ASU 2014-09, Topic 606, Revenue from Contracts with Customers (the "New Revenue Standard"). The amendments in this ASU provide a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the new ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the New Revenue Standard. In 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, and ASU 2016-12 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, and accounting for licenses of intellectual property. The New Revenue Standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is not permitted. The amendments in this update are to be applied on a retrospective basis, either to each prior reporting period presented or by presenting the cumulative effect of applying the update recognized at the date of initial application.

The New Revenue Standard will be effective for the Company in the first quarter of fiscal 2019. The Company is evaluating the adoption methodology and the impact of this ASU on its consolidated financial position, results of operations and cash flows.

2. DISCONTINUED OPERATIONS

The Company continuously evaluates its portfolio of businesses for both impairment and economic viability, as well as for possible strategic dispositions. The Company monitors the expected cash proceeds to be realized from the disposition of discontinued operations’ assets, and adjusts asset values accordingly. As a result, the Company closed or sold several operations during fiscal 2015. All of these businesses are classified as discontinued operations in the Company’s Consolidated Financial Statements.

Educational Technology and Services Business

On May 29, 2015, the Company completed the sale of substantially all of the assets comprising the educational technology and services (“Ed Tech”) business for $575.0. The consideration received was $577.7, of which $34.5 was deposited in escrow for 18 months as security for potential indemnification and other obligations and $2.7 was received in estimated working capital adjustments. The sale included substantially all of the assets of the Ed Tech segment including, but not limited to, current assets, accounts receivable, tangible personal property, certain leases, inventory, business products (including related intellectual property), rights under transferred contracts, rights of action and all associated goodwill and other intangible assets associated with the transferred assets. The carrying value of the net assets sold was $123.7. In the third quarter of fiscal 2016, the working capital adjustments from the sale of the Ed Tech business were finalized, resulting in a payment to the purchaser of $2.9.

In connection with the sale of the Ed Tech business to the purchaser, the Company entered into a transition services agreement whereby the Company provides administrative, distribution and other services to the purchaser for a minimum of 6 months and up to a maximum of 24 months. Transition service fees under this agreement are recorded in continuing operations as a reduction to Selling, general and administrative expenses.

As of May 31, 2016, the Company had adequately fulfilled all service requirements under the transition services agreement and $24.6 had been released from Restricted cash held in escrow in accordance with a related escrow agreement between the purchaser and the Company. $4.9 of the remainder of the escrow is subject to release periodically over the next 2 months upon fulfillment of certain service levels under the transition services agreement. $5.0 of the remainder of the escrow is subject to release barring any disputes for breaches of representations and warranties within the next 6 months. All services under the transition services agreement will be terminated on August 1, 2016. The remaining escrow amounts are presented as Restricted cash held in escrow on the Consolidated Balance Sheets.

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

All Other Discontinued Operations

During fiscal 2015, the Company completed a restructuring of the businesses comprising its former Media, Licensing and Advertising segment and discontinued a subscription-based print magazine business, the animation and audio production business, and the game console digital content business, all of which were previously reported in such segment. During fiscal 2016, the Company did not discontinue any operations.

The following table summarizes the operating results of the discontinued operations for the fiscal year ended May 31, 2016:

	Ed Tech	All Other	Total
Revenues	$0.0	$0.8	$0.8
Operating costs and expenses	1.5	1.2	2.7
Interest income (expense)	—	0.1	0.1
Gain (loss) on sale (1)	(2.9)	—	(2.9)
Earnings (loss) before income taxes	$(4.4)	$(0.3)	$(4.7)
Provision (benefit) for income taxes	(1.1)	(0.1)	(1.2)
Earnings (loss) from discontinued operations, net of tax	$(3.3)	$(0.2)	$(3.5)
(1) Gain (loss) on sale included the finalization of the working capital adjustments from the sale of the Ed Tech business, resulting in a payment to the purchaser of $2.9.

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

The following table sets forth the assets and liabilities of the discontinued operations included in the Consolidated Balance Sheets of the Company as of May 31:

	2016	2015
Accounts receivable, net	$0.0	$2.5
Inventories, net	—	0.1
Prepaid expenses and other current assets	0.5	0.5
Current assets of discontinued operations	$0.5	$3.1

Accounts payable	0.0	0.1
Accrued royalties	0.0	0.7
Deferred revenue	—	0.1
Other accrued expenses	1.2	13.2
Current liabilities of discontinued operations	$1.2	$14.1

Fiscal 2016 discontinued operations assets, liabilities, and results from operations relate to insignificant continuing cash flows from passive activities. Fiscal 2015 Other accrued expenses within the current liabilities of discontinued operations included $12.2 in payables for costs related to the sale of the Ed Tech business that had not been paid as of May 31, 2015. Those costs directly related to the discontinued operations of the Ed Tech business and were paid in fiscal 2016.

3. SEGMENT INFORMATION

The Company categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution and Education, which comprise the Company's domestic operations, and International. This classification reflects the nature of products and services consistent with the method by which the Company’s chief operating decision-maker assesses operating performance and allocates resources.

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

The following table sets forth information for the Company’s segments for the three fiscal years ended May 31:

	Children's Book Publishing & Distribution (1)	Education (1)	Overhead (1) (2)	Total Domestic	International (1)	Total
2016
Revenues	$1,002.5	$298.1	$—	$1,300.6	$372.2	$1,672.8
Bad debts	5.6	1.8	—	7.4	4.9	12.3
Depreciation and amortization(3)	28.2	10.1	19.0	57.3	8.0	65.3
Asset impairments	3.7	3.2	7.5	14.4	—	14.4
Segment operating income (loss)	110.6	52.8	(107.2)	56.2	11.4	67.6
Segment assets at May 31, 2016	394.6	172.6	898.0	1,465.2	247.4	1,712.6
Goodwill at May 31, 2016	40.9	65.4	—	106.3	9.9	116.2
Expenditures for long-lived assets including royalty advances	47.0	8.4	26.6	82.0	13.8	95.8
Long-lived assets at May 31, 2016	144.4	82.6	379.2	606.2	66.6	672.8
2015
Revenues	$958.7	$275.9	$—	$1,234.6	$401.2	$1,635.8
Bad debts	5.3	1.9	—	7.2	3.4	10.6
Depreciation and amortization(3)	36.7	11.9	21.3	69.9	8.4	78.3
Asset impairments	10.2	—	2.9	13.1	2.7	15.8
Segment operating income (loss)	85.6	48.4	(121.7)	12.3	20.6	32.9
Segment assets at May 31, 2015	383.0	173.6	1,014.6	1,571.2	248.0	1,819.2
Goodwill at May 31, 2015	40.9	65.4	—	106.3	10.0	116.3
Expenditures for long-lived assets including royalty advances	54.4	8.4	11.6	74.4	21.1	95.5
Long-lived assets at May 31, 2015	144.6	88.5	378.5	611.6	68.5	680.1
2014
Revenues	$893.0	$255.1	$—	$1,148.1	$413.4	$1,561.5
Bad debts	2.6	1.7	—	4.3	3.0	$7.3
Depreciation and amortization(3)	36.1	11.0	38.9	86.0	7.2	93.2
Asset impairments	28.0	—	—	28.0	—	28.0
Segment operating income (loss)	23.8	38.5	(82.3)	(20.0)	30.4	10.4
Segment assets at May 31, 2014	390.6	175.1	527.9	1,093.6	256.3	1,349.9
Goodwill at May 31, 2014	46.3	65.4	—	111.7	10.1	121.8
Expenditures for long-lived assets including royalty advances	50.7	10.7	269.6	331.0	11.7	342.7
Long-lived assets at May 31, 2014	150.0	90.8	404.2	645.0	63.6	708.6

(1)
As discussed in Note 2, “Discontinued Operations,” the Company closed or sold several operations during the fourth quarter of fiscal 2015. All of these businesses are classified as discontinued operations in the Company’s financial statements and, as such, are not reflected in this table.

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

(3)	Includes depreciation of property, plant and equipment and amortization of intangible assets and prepublication costs.

4. DEBT

The following table summarizes debt as of May 31:

	Carrying Value	Fair Value	Carrying Value	Fair Value
	2016		2015
Loan Agreement:
Revolving Loan (interest rate of n/a and n/a, respectively)	$—	$—	$—	$—
Unsecured Lines of Credit (weighted average interest rates of 4.4% and 3.8%, respectively)	$6.3	$6.3	$6.0	$6.0
Total debt	$6.3	$6.3	$6.0	$6.0
Less lines of credit and current portion of long-term debt	(6.3)	(6.3)	(6.0)	(6.0)
Total long-term debt	$—	$—	$—	$—

The following table sets forth the maturities of the carrying values of the Company’s debt obligations as of May 31, 2016 for the fiscal years ending May 31:

2017	$6.3
2018	—
2019	—
2020	—
2021	—
Thereafter	—
Total debt	$6.3

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

As of May 31, 2016, the indicated spread on Base Rate Advances was 0.18% and the indicated spread on Eurodollar Rate Advances was 1.18%, both based on the Company’s prevailing consolidated debt to total capital ratio.

The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At May 31, 2016, the facility fee rate was 0.20%.

As of May 31, 2016, the Company had no outstanding borrowings under the Loan Agreement. As of May 31, 2015, the Company had no outstanding borrowings under the Loan Agreement.

At May 31, 2016, the Company had open standby letters of credit totaling $5.3 issued under certain credit lines, including $0.4 under the Loan Agreement and $4.9 under the domestic credit lines discussed below.

The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at May 31, 2016, the Company was in compliance with these covenants.

Lines of Credit

As of May 31, 2016, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $25.0. There were no outstanding borrowings under these credit lines as of May 31, 2016 and May 31, 2015. As of May 31, 2016, availability under these unsecured money market bid rate credit lines totaled $20.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of May 31, 2016, the Company had equivalent various local currency credit lines, totaling $23.3, underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were equivalent to $6.3 at May 31, 2016 at a weighted average interest rate of 4.4%, compared to outstanding borrowings equivalent to $6.0 at May 31, 2015 at a weighted average interest rate of 3.8%. As of May 31, 2016, the equivalent amounts available under these facilities totaled $17.0. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

5. COMMITMENTS AND CONTINGENCIES

Lease obligations

The Company leases warehouse space, office space and equipment under various capital and operating leases over periods ranging from one to ten years. Certain of these leases provide for scheduled rent increases based on price-level factors. The Company generally does not enter into leases that call for contingent rent. In most cases, the Company expects that, in the normal course of business, leases will be renewed or replaced. Net rent expense relating to the Company’s non-cancelable operating leases for the three fiscal years ended May 31, 2016, 2015 and 2014 was $25.7, $24.2 and $24.8, respectively. Net rent expense represents rent expense reduced for sublease income and lease payments received.

Amortization of assets under capital leases covering land, buildings and equipment was $0.8, $0.2 and $0.8 for the fiscal years ended May 31, 2016, 2015 and 2014, respectively, and is included in Depreciation and amortization expense.

The following table sets forth the aggregate minimum future annual rental commitments at May 31, 2016 under non-cancelable operating leases for the fiscal years ending May 31:

	Operating Leases	Capital Leases
2017	$30.8	$1.4
2018	24.9	1.4
2019	16.4	1.2
2020	11.5	1.1
2021	6.6	1.1
Thereafter	11.6	3.6
Total minimum lease payments	$101.8	$9.8
Less minimum sublease income and lease payments to be received	$51.4	—
Minimum lease payments, net of sublease income	$50.4	$9.8
Less amount representing interest		(1.2)
Present value of net minimum capital lease payments		8.6
Less current maturities of capital lease obligations		1.1
Long-term capital lease obligations		$7.5

Other Commitments

The following table sets forth the aggregate minimum future contractual commitments at May 31, 2016 relating to royalty advances and minimum print quantities for the fiscal years ending May 31:

	Royalty Advances	Minimum Print Quantities
2017	$10.2	$44.8
2018	3.4	45.5
2019	0.9	46.3
2020	0.7	47.1
2021	0.2	47.9
Thereafter	0.2	48.6
Total commitments	$15.6	$280.2

The Company had open standby letters of credit of $5.3 issued under certain credit lines as of May 31, 2016 and 2015. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

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

6. INVESTMENTS

Included in the Other assets and deferred charges section of the Company’s Consolidated Balance Sheets were investments of $26.2 and $26.3 at May 31, 2016 and May 31, 2015, respectively.

The Company's 48.5% equity interest in Make Believe Ideas Limited (MBI), a UK-based children's book publishing company, is accounted for using the equity method of accounting. Under the purchase agreement, and subject to its provisions, the Company will purchase the remaining outstanding shares in MBI following the completion of MBI's accounts for the calendar year 2018. The remaining controlling interest is held by a single third party and therefore the Company accounted for the investment using the equity method of accounting. The net value of this investment was $8.0 and $7.3 at May 31, 2016 and May 31, 2015, respectively.

The Company’s 26.2% non-controlling interest in a separate children’s book publishing business located in the UK is accounted for using the equity method of accounting. The net value of this investment was $18.1 and $17.9 at May 31, 2016 and May 31, 2015, respectively. The Company received $1.1 of dividends in fiscal 2016 from this investment.

The Company has other equity and cost method investments that had a net value of $0.1 and $1.1 at May 31, 2016 and May 31, 2015, respectively.

Income from equity investments reported in "Selling, general and administrative expenses" in the Consolidated Statements of Operations totaled $3.5 for the year ended May 31, 2016, $2.0 for the year ended May 31, 2015 and $2.6 for the year ended May 31, 2014.

For the year ended May 31, 2016, the Company recognized a pretax gain of $2.2 on the sale of a cost method investment in China. For the year ended May 31, 2015, the Company recognized a pretax gain of $0.6 on the sale of a UK-based cost method investment that had previously been determined to be other than temporarily impaired. For the year ended May 31, 2014, the Company recognized an aggregate pretax loss of $5.8 for a UK-based and a U.S.-based cost method investment, each of which was determined to be other than temporarily impaired.

7. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes the major classes of assets at cost and accumulated depreciation for the fiscal years ended May 31:

	2016	2015
Land	$77.4	$77.2
Buildings	240.4	241.0
Capitalized software	196.0	204.9
Furniture, fixtures and equipment	221.5	219.8
Building and leasehold improvements	141.7	162.2
Total at cost	877.0	905.1
Less: Accumulated depreciation and amortization	(439.4)	(465.4)
Property, plant and equipment, net	$437.6	$439.7

Depreciation and amortization expense related to property, plant, and equipment were $36.7, $46.0 and $58.3 for the fiscal years ended May 31, 2016, 2015 and 2014, respectively. In the fourth quarter of fiscal 2016, the Company recognized a pretax impairment charge of $7.5 related to the abandonment of legacy building improvements in connection with the Company's renovation of its headquarters location in New York City.

8. GOODWILL AND OTHER INTANGIBLES

The following table summarizes the activity in Goodwill for the fiscal years ended May 31:

	2016	2015
Gross beginning balance	$155.9	$156.0
Accumulated impairment	(39.6)	(34.2)
Beginning balance	116.3	121.8
Impairment charge (1)	—	(5.4)
Foreign currency translation	(0.1)	(0.1)
Gross ending balance	155.8	155.9
Accumulated impairment	(39.6)	(39.6)
Ending balance	$116.2	$116.3

(1) In fiscal 2015, the Company recognized an impairment of $5.4 of goodwill associated with a reporting unit within the former Media, Licensing and Advertising segment now included in the Children’s Book Publishing and Distribution segment.

The following table summarizes Other intangibles for the fiscal years ended May 31:

	2016	2015
Other intangibles subject to amortization - beginning balance	$4.7	$5.8
Additions due to acquisition	2.4	0.8
Amortization expense	(2.2)	(1.9)
Foreign currency translation	(0.2)	—
Total other intangibles subject to amortization, net accumulated amortization of $19.5 and $17.3, respectively	$4.7	$4.7

Total other intangibles not subject to amortization	$2.1	$2.1
Total other intangibles	$6.8	$6.8

In fiscal 2016, the Company purchased a U.S. based book fair business and a UK based book fair business resulting in the Company recognizing $0.5 and $1.9 of amortizable intangible assets, respectively.

Amortization expense for Other intangibles totaled $2.2, $1.9 and $2.0 for the fiscal years ended May 31, 2016, 2015 and 2014, respectively.

The following table reflects the estimated amortization expense for intangibles for the next five fiscal years ending May 31:

2017	$2.4
2018	0.7
2019	0.6
2020	0.6
2021	0.1

Intangible assets with definite lives consist principally of customer lists, trademark and tradename rights and other agreements. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 4 years.

9. ACQUISITIONS

In fiscal 2016, the Company acquired 100% of the share capital of Troubadour, Limited, a book fairs business located in the United Kingdom, for £2.1 million, net of cash acquired, which was equivalent to approximately $3.2. Fair values were assigned to the assets and liabilities acquired, including inventory, trade receivables and payables, a customer list and fixed assets, in addition to cash. The Company utilized internally-developed discounted cash flow forecasts to determine the fair value of the customer list. The fair values of the net assets were $3.2 which included $1.9 of intangible assets attributable to the customer list. The results of operations of this business subsequent to the acquisition are included in the International segment. The transaction was not determined to be material to the Company's results and therefore pro forma financial information is not presented.
The Company also purchased the assets of a U.S. based book fairs business in fiscal 2016 for approximately $0.5. The acquisition resulted in $0.5 of intangible assets. The results of operations of this business subsequent to the acquisition are included in the Children's Book Publishing and Distribution segment. The transaction was not determined to be material to the Company's results and therefore pro forma financial information is not presented.
10. TAXES

The components of earnings from continuing operations before income taxes for the fiscal years ended May 31 are:

	2016	2015	2014
United States	$62.1	$27.4	$(8.7)
Non-United States	6.6	2.5	6.4
Total	$68.7	$29.9	$(2.3)

The provision for income taxes from continuing operations for the fiscal years ended May 31 consists of the following components:

	2016	2015	2014
Federal
Current	$(4.0)	$3.3	$(12.3)
Deferred	19.2	5.3	(8.3)
Total federal	$15.2	$8.6	$(20.6)
State and local
Current	$4.1	$1.2	$4.0
Deferred	1.8	0.9	(2.6)
Total state and local	$5.9	$2.1	$1.4
Non-United States
Current	$4.1	$4.7	$5.8
Deferred	(0.5)	(1.0)	(2.2)
Total non-United States	$3.6	$3.7	$3.6
Total
Current	$4.2	$9.2	$(2.5)
Deferred	20.5	5.2	(13.1)
Total current and deferred	$24.7	$14.4	$(15.6)

Effective Tax Rate Reconciliation

A reconciliation of the significant differences between the effective income tax rate and the federal statutory rate on earnings from continuing operations before income taxes for the fiscal years ended May 31 is as follows:

	2016	2015	2014
Computed federal statutory provision	35.0%	35.0%	35.0%
State income tax provision, net of federal income tax benefit	3.7%	4.2%	43.9%
Difference in effective tax rates on earnings of foreign subsidiaries	1.2%	3.7%	-82.8%
Charitable contributions	-0.4%	-1.1%	25.4%
Tax credits	-0.3%	-0.5%	5.9%
Valuation allowances	-0.7%	2.4%	-16.0%
Uncertain Positions	3.9%	11.5%	601.9%
Other - net	-6.4%	-7.0%	65.0%
Effective tax rates	36.0%	48.2%	678.3%
Total provision for income taxes	$24.7	$14.4	$(15.6)

The tax provision for the fiscal years ended May 31, 2016 and May 31, 2014 were favorably impacted by settlements with the Internal Revenue Service ( the "IRS"). During the third quarter of fiscal 2016, the Company reached a settlement with the IRS for fiscal years ended May 31, 2011, 2012 and 2013, and the Company recognized previously unrecognized tax benefits of $4.9, inclusive of interest, as a result of this settlement. Subsequent periods remain open. During the third quarter of fiscal 2014, the Company reached a settlement with the IRS for fiscal years ended May 31, 2007, 2008 and 2009, and the Company recognized previously unrecognized tax benefits of $13.8, inclusive of interest, as a result of this settlement.

Unremitted Earnings

At May 31, 2016, the Company had not provided U.S. income taxes on accumulated but undistributed earnings of its non-U.S. subsidiaries of approximately $63.2 to the extent that such earnings are expected to be indefinitely reinvested. However, if any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings. Determining the unrecognized deferred tax liability related to those investments in these non-U.S. subsidiaries is not practicable. The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested.

Deferred Taxes

The significant components for deferred income taxes for the fiscal years ended May 31, including deferred income taxes related to discontinued operations, are as follows:

	2016	2015
Deferred tax assets
Tax uniform capitalization	$19.4	$17.0
Prepublication expenses	13.2	13.1
Inventory reserves	25.1	27.2
Allowance for doubtful accounts	4.2	3.9
Other reserves	26.3	27.0
Post-retirement, post-employment and pension obligations	15.9	15.6
Tax carryforwards	32.2	29.5
Lease accounting	(0.4)	(0.4)
Other - net	12.0	25.0
Gross deferred tax assets	147.9	157.9
Valuation allowance	(28.4)	(28.3)
Total deferred tax assets	$119.5	$129.6
Deferred tax liabilities
Prepaid expenses	(0.6)	(0.9)
Depreciation and amortization	(50.4)	(41.2)
Total deferred tax liability	$(51.0)	$(42.1)
Total net deferred tax assets	$68.5	$87.5

Total net deferred tax assets of $68.5 at May 31, 2016 and $87.5 at May 31, 2015 include $68.5 and $6.5, respectively, reported in noncurrent assets. Total net deferred tax assets of $81.0 are reported in current assets as of May 31, 2015.

For the year ended May 31, 2016, the valuation allowance increased by $0.1 and for the year ended May 31, 2015, the valuation allowance decreased by $1.7. The valuation allowance is based on the Company’s assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. The valuation allowance at May 31, 2016 relates to the Company's total foreign operating loss carryforwards of $115.5, principally in the UK, which do not expire. The benefits of uncertain tax positions are recorded in the financial statements only after determining a more likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities, in which case such benefits are included in long-term income taxes payable, reduced by the associated federal deduction for state taxes and non-U.S. tax credits, and may also include other long-term tax liabilities that are not uncertain but have not yet been paid. The interest and penalties related to these uncertain tax positions are recorded as part of the Company’s income tax expense and constitute part of Other noncurrent liabilities on the Company’s Consolidated Balance Sheets.

The total amount of unrecognized tax benefits at May 31, 2016, 2015 and 2014 were $17.9, excluding $2.3 accrued for interest and penalties, $17.3, excluding $1.6 accrued for interest and penalties, and $14.4, excluding $1.1 accrued for interest and penalties, respectively. Of the total amount of unrecognized tax benefits at May 31, 2016, 2015 and 2014, $17.0, $14.6 and $11.7, respectively, would impact the Company’s effective tax rate.

During the years presented, the Company recognized interest and penalties related to unrecognized tax benefits in the provision for taxes in the Consolidated Financial Statements. The Company recognized an expense of $0.7, an expense of $0.5, and a benefit of $5.3 for the years ended May 31, 2016, 2015 and 2014, respectively.

A reconciliation of the unrecognized tax benefits for the fiscal years ended May 31 is as follows:

Gross unrecognized benefits at May 31, 2013	$35.5
Decreases related to prior year tax positions	(20.4)
Increase related to prior year tax positions	2.8
Increases related to current year tax positions	2.6
Settlements during the period	(1.8)
Lapse of statute of limitation	(4.3)
Gross unrecognized benefits at May 31, 2014	$14.4
Decreases related to prior year tax positions	(0.7)
Increase related to prior year tax positions	—
Increases related to current year tax positions	3.6
Settlements during the period	—
Lapse of statute of limitation	—
Gross unrecognized benefits at May 31, 2015	$17.3
Decreases related to prior year tax positions	(6.2)
Increase related to prior year tax positions	4.3
Increases related to current year tax positions	5.4
Settlements during the period	(2.9)
Lapse of statute of limitation	—
Gross unrecognized benefits at May 31, 2016	$17.9

Unrecognized tax benefits for the Company increased by $0.6 for the year ended May 31, 2016 and increased by $2.9 for the year ended May 31, 2015. Although the timing of the resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next twelve months. However, given the number of years remaining subject to examination and the number of matters being examined, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

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

11. CAPITAL STOCK AND STOCK-BASED AWARDS

Class A Stock and Common Stock

Capital stock consisted of the following as of May 31, 2016:

	Class A Stock	Common Stock	Preferred Stock
Authorized	4,000,000	70,000,000	2,000,000
Reserved for Issuance	500,000	7,732,183	—
Outstanding	1,656,200	32,657,977	—

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

Stock-based awards

At May 31, 2016, the Company maintained two stockholder-approved stock-based compensation plans with regard to the Common Stock: the Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”), under which no further awards can be made; and the Scholastic Corporation 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan was adopted in July 2011 and provides for the issuance of incentive stock options; non-qualified stock options; restricted stock; and other stock-based awards. On September 24, 2014, the stockholders approved an amendment to the 2011 Plan increasing the shares available for issuance pursuant to awards granted under the 2011 plan by 2,475,000 shares.

The Company’s stock-based awards vest over periods not exceeding four years. Provisions in the Company’s stock-based compensation plans allow for the acceleration of vesting for certain retirement-eligible employees, as well as in certain other events.

Stock Options – At May 31, 2016, non-qualified stock options to purchase 420,152 shares and 1,942,003 shares of Common Stock were outstanding under the 2001 Plan and the 2011 Plan, respectively. During fiscal 2016, 461,322 options were granted under the 2011 Plan at a weighted average exercise price of $43.06.

At May 31, 2016, 1,909,399 shares of Common Stock were available for additional awards under the 2011 Plan.

The Company also maintains the 1997 Outside Directors Stock Option Plan (the “1997 Directors Plan”), a stockholder-approved stock option plan for outside directors under which no further awards may be made. The 1997 Directors Plan, as amended, provided for the automatic grant to each non-employee director on the date of each annual stockholders’ meeting of non-qualified stock options to purchase 6,000 shares of Common Stock. At May 31, 2016, options to purchase 12,000 shares of Common Stock were outstanding under the 1997 Directors Plan.

In September 2007, the stockholders approved the Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (the “2007 Directors Plan”). From September 2007 through September 2011, the 2007 Directors Plan provided for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of non-qualified stock options to purchase 3,000 shares of Common Stock at a purchase price per share equal to the fair market value of a share of Common Stock on the date of grant and 1,200 restricted stock units. In July 2012, the Board approved an amended and restated 2007 Outside Directors stock incentive Plan (the “Amended 2007 Directors Plan”), which was approved by the stockholders in September 2012. The Amended 2007 Directors Plan provides for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of stock options and restricted stock units with a value equal to a fixed dollar amount. Such dollar amount, as well as the split of such amount between stock options and restricted stock units, will be determined annually by the Board (or committee designated by the Board) in advance of the grant date. The value of the stock option portion of the annual grant is determined based on the Black-Scholes option pricing method, with the exercise price being the fair market value of the Common Stock on the grant date, and the value of the restricted stock unit portion is the fair market value of the Common Stock on the grant date. In July 2015, stock options and restricted stock units with a value of seventy thousand dollars for each non-employee director, with 40% of such value in the form of options and 60% in the form of restricted stock units, were approved, and, on September 21, 2015, an aggregate of 12,033 options at an exercise price of $43.56 per share and 6,748 restricted stock units were granted to the non-employee directors under the Amended 2007 Directors Plan.

In December 2015, the Board approved an amendment to the Amended 2007 Directors Plan to provide that a non-employee director elected between annual meetings of stockholders would receive a grant at the time of such election equal to a pro rata portion of the most recent annual grant of stock options and restricted stock units, based on the number of regular Board meetings remaining to be held for the annual period during which such election occurred. As a result of such amendment, 1,464 stock options at an exercise price of $41.05 per share and 818 restricted stock units were granted to a newly-elected director on December 16, 2015 under the Amended 2007 Directors Plan.

As of May 31, 2016, 150,891 options were outstanding under the Amended 2007 Directors Plan and 241,841 shares of Common Stock remained available for additional awards under the Amended 2007 Directors Plan.

The Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”) provided for the grant to Richard Robinson, the Chief Executive Officer of the Corporation as of the effective date of the Class A Plan, of options to purchase Class A Stock (the “Class A Options”). As of May 31, 2016, there were 500,000 Class A Options granted to Mr. Robinson outstanding under the Class A Plan, and no shares of Class A Stock remained available for additional awards under the Class A Plan.

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

The following table sets forth the intrinsic value of stock options exercised, pretax stock-based compensation cost and related tax benefits for the Class A Stock and Common Stock plans for the fiscal years ended May 31:

	2016	2015	2014
Total intrinsic value of stock options exercised	$14.6	$5.8	$4.6
Stock-based compensation cost (pretax)	$9.7	$11.3	$9.3
Tax benefits related to stock-based compensation cost	$1.8	$2.1	$1.7
Weighted average grant date fair value per option	$14.78	$11.41	$10.37

Pretax stock-based compensation cost is recognized in Selling, general and administrative expenses. As of May 31, 2016, the total pretax compensation cost not yet recognized by the Company with regard to outstanding unvested stock options was $3.3. The weighted average period over which this compensation cost is expected to be recognized is 2.0 years. In fiscal 2016, there were no stock-based compensation costs recognized in discontinued operations. In fiscal 2015 and 2014, stock-based compensation cost included $2.5 and $0.9 of expenses, respectively, recognized in discontinued operations.

The following table sets forth the stock option activity for the Class A Stock and Common Stock plans for the fiscal year ended May 31, 2016:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at May 31, 2015	4,054,126	$30.63
Granted	474,819	$43.09
Exercised	(1,476,520)	$31.50
Expired, cancellations and forfeitures	(27,379)	$38.11
Outstanding at May 31, 2016	3,025,046	$32.10	5.9	$23.0
Exercisable at May 31, 2016	1,859,238	$29.37	4.3	$18.0

Restricted Stock Units – In addition to stock options, the Company has issued restricted stock units to certain officers and key executives under the 2011 Plan (“RSUs”). The RSUs automatically convert to shares of Common Stock on a one-for-one basis as the award vests, which is typically over a four-year period beginning thirteen months from the grant date and thereafter annually on the anniversary of the grant date. There were 61,924 shares of Common Stock issued upon vesting of RSUs during fiscal 2016. The Company measures the value of RSUs at fair value based on the number of RSUs granted and the price of the underlying Common Stock on the grant date. The Company amortizes the fair value of outstanding Stock Units as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances.

The following table sets forth the RSU award activity for the fiscal years ended May 31:

	2016	2015	2014
RSUs granted	74,536	66,146	67,670
Weighted average grant date price per unit	$43.10	$33.80	$30.34

As of May 31, 2016, the total pretax compensation cost not yet recognized by the Company with regard to unvested RSUs was $2.1. The weighted average period over which this compensation cost is expected to be recognized is 1.6 years.

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

The following table sets forth the MSPP Stock Unit activity for the fiscal years ended May 31:

	2016	2015	2014
MSPP Stock Units allocated	58,633	67,027	827
Purchase price per unit	$30.38	$23.79	$21.15

At May 31, 2016, there were 336,429 shares of Common Stock remaining authorized for issuance under the MSPP.

As of May 31, 2016, the total pretax compensation cost not yet recognized by the Company with regard to unvested MSPP Stock Units under the MSPP was $0.1. The weighted average period over which this compensation cost is expected to be recognized is 1.3 years.

The following table sets forth the RSU and MSPP Stock Unit activity for the year ended May 31, 2016:

	Stock Units/RSUs	Weighted Average grant date fair value
Nonvested as of May 31, 2015	316,561	$19.85
Granted	133,169	$28.59
Vested	(169,575)	$19.96
Forfeited	(6,892)	$30.25
Nonvested as of May 31, 2016	273,263	$23.79

The total fair value of shares vested during the fiscal years ended May 31, 2016, 2015 and 2014 was $3.4, $3.3 and $5.0, respectively.

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

The following table sets forth the ESPP share activity for the fiscal years ended May 31:

	2016	2015	2014
Shares issued	43,141	55,501	57,835
Weighted average purchase price per share	$33.65	$31.98	$26.92

At May 31, 2016, there were 563,268 shares of Common Stock remaining authorized for issuance under the ESPP.

12. TREASURY STOCK

The Company has authorizations from the Board of Directors to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions, as summarized in the table below:

Authorization	Amount
September 2010	$44.0	(a)
Additional authorization July 2015	50.0
Less repurchases	(48.5)
Remaining Board authorization at May 31, 2016	$45.5

(a)Represents the remainder of a $200.0 authorization after giving effect to the purchase of 5,199,699 shares at $30.00 per share pursuant to a large share repurchase in the form of a modified Dutch auction tender offer that was completed by the Company on November 3, 2010 for a total cost of $156.0, excluding related fees and expenses.

On July 22, 2015, the Board authorized an additional $50.0 for the share buy-back program, to be funded with available cash. During the twelve months ended May 31, 2016, the Company repurchased approximately 0.4 million shares on the open market for approximately $14.4 at an average cost of $34.75 per share. The Company’s repurchase program may be suspended at any time without prior notice.

On December 16, 2015, the Board approved another modified Dutch Auction tender offer (the "Offer") to purchase for cash up to $200.0 in value of the Company's shares of Common Stock, par value, $.01 per share, at a price range to be determined. The Offer was commenced on December 28, 2015 with a price range for prices specified by tendering stockholders of not greater than $40.00 per share or less than $37.00 per share of Common Stock. On January 21, 2016, the Company terminated the Offer because of a decrease of more than 10% in a number of major United States stock indices following the commencement of the Offer on December 28, 2015. One of the conditions of the Offer provided the Company with the right in its discretion to terminate the Offer in the event of a decrease of more than

10%, at any time prior to the expiration of the Offer, in the market price for the Common Shares or in the Dow Jones Industrial Average, New York Stock Exchange Index, NASDAQ Composite Index or the Standard and Poor's 500 Composite Index measured from the close of trading on December 28, 2015.

13. EMPLOYEE BENEFIT PLANS

Pension Plans

The Company has a cash balance retirement plan (the “U.S. Pension Plan”), which covers the majority of United States employees who meet certain eligibility requirements. The Company funds all of the contributions for the U.S. Pension Plan. Benefits generally are based on the Company’s contributions and interest credits allocated to participants’ accounts based on years of benefit service and annual pensionable earnings. The U.S. Pension Plan is a defined benefit plan. It is the Company’s policy to fund the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. Effective June 1, 2009, no further benefits will accrue to employees under the U.S. Pension Plan.

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

Post-Retirement Benefits

The Company provides post-retirement benefits to eligible retired United States-based employees (the “Post-Retirement Benefits”) consisting of certain healthcare and life insurance benefits. Employees may become eligible for these benefits after completing certain minimum age and service requirements. Effective June 1, 2009, the Company modified the terms of the Post-Retirement Benefits, effectively excluding a large percentage of employees from the plan. At May 31, 2016, the Company had no unrecognized prior service credit.

The Medicare Prescription Drug, Improvement and Modernization Act (the “Medicare Act”) introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy of 28% to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D. The Company has determined that the Post-Retirement Benefits provided to its retiree population are in aggregate the actuarial equivalent of the benefits under Medicare Part D. As a result, in fiscal 2016, 2015 and 2014, the Company recognized a cumulative reduction of its accumulated post-retirement benefit obligation of $3.1, $3.0 and $3.1, respectively, due to the Federal subsidy under the Medicare Act.

The following table sets forth the weighted average actuarial assumptions utilized to determine the benefit obligations for the U.S. Pension Plan and the UK Pension Plan (collectively the “Pension Plans”), including the Post-Retirement Benefits, at May 31:

	Pension Plans			Post-Retirement Benefits
	2016	2015	2014	2016	2015	2014
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.5%	3.7%	4.1%	3.7%	3.8%	4.0%
Rate of compensation increase	3.8%	4.1%	4.2%	—	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.7%	4.1%	4.0%	3.8%	4.0%	3.9%
Expected long-term return on plan assets	4.7%	5.4%	7.5%	—	—	—
Rate of compensation increase	4.1%	4.2%	4.4%	—	—	—

To develop the expected long-term rate of return on assets assumption for the Pension Plans, the Company considers historical returns and future expectations. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an assumed weighted average long-term rate of return of 4.7%.

The following table sets forth the change in benefit obligation for the Pension Plans and Post-Retirement Benefits at May 31:

	Pension Plans		Post-Retirement Benefits
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$173.1	$180.5	$36.3	$33.4
Service cost	—	—	0.0	0.0
Interest cost	6.1	6.7	1.4	1.3
Plan participants’ contributions	—	—	0.3	0.3
Actuarial losses (gains)	(0.4)	11.4	3.0	3.8
Foreign currency translation	(2.3)	(3.6)	—	—
Settlement	—	(14.4)	—	—
Curtailment due to sale of segment	—	0.1	—	—
Benefits paid, including expenses	(11.7)	(7.6)	(2.7)	(2.5)
Benefit obligation at end of year	$164.8	$173.1	$38.3	$36.3

The following table sets forth the change in plan assets for the Pension Plans and Post-Retirement Benefits at May 31:

	Pension Plans		Post-Retirement Benefits
	2016	2015	2016	2015
Change in plan assets:
Fair value of plan assets at beginning of year	$173.7	$188.6	$—	$—
Actual return on plan assets	2.6	8.5	—	—
Employer contributions	1.3	1.3	2.4	2.2
Settlement	—	(14.4)	—	—
Benefits paid, including expenses	(11.7)	(7.6)	(2.7)	(2.5)
Plan participants’ contributions	—	—	0.3	0.3
Foreign currency translation	(1.7)	(2.7)	—	—
Fair value of plan assets at end of year	$164.2	$173.7	$—	$—

In fiscal 2015, the Company recognized a pretax charge of $4.3, related to the lump sum settlements of certain U.S. pension obligations.

The following table sets forth the net funded status of the Pension Plans and Post-Retirement Benefits and the related amounts recognized on the Company’s Consolidated Balance Sheets at May 31:

	Pension Plans		Post-Retirement Benefits
	2016	2015	2016	2015
Non-current assets	$10.1	$13.3	$—	$—
Current liabilities	—	—	(2.6)	(2.6)
Non-current liabilities	(10.7)	(12.6)	(35.7)	(33.7)
Net funded balance	$(0.6)	$0.7	$(38.3)	$(36.3)

The following amounts were recognized in Accumulated other comprehensive income (loss) for the Pension Plans and Post-Retirement Benefits in the Company’s Consolidated Balance Sheets at May 31:

	2016			2015
	Pension Plans	Post - Retirement Benefits	Total	Pension Plans	Post - Retirement Benefits	Total
Net actuarial gain (loss)	$(57.2)	$(11.9)	$(69.1)	$(54.0)	$(11.7)	$(65.7)
Net prior service credit	—	—	—	—	(0.0)	(0.0)
Net amount recognized in Accumulated other comprehensive income (loss)	$(57.2)	$(11.9)	$(69.1)	$(54.0)	$(11.7)	$(65.7)

The estimated net loss for the Pension Plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the Company’s fiscal year ending May 31, 2017 is $1.8. The estimated net loss for the Post-Retirement Benefits that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the fiscal year ending May 31, 2017 is $2.4. Income tax benefit of $1.8, income tax benefit of $2.5 and income tax expense of $5.0 were recognized in Accumulated other comprehensive loss at May 31, 2016, 2015 and 2014, respectively.

The following table sets forth information with respect to the Pension Plans with plan assets in excess of accumulated benefit obligations for the fiscal years ended May 31:

	2016	2015
Projected benefit obligations	$164.8	$173.1
Accumulated benefit obligations	164.1	172.2
Fair value of plan assets	164.2	173.7

The following table sets forth the net periodic (benefit) cost for the Pension Plans and Post-Retirement Benefits for the fiscal years ended May 31:

	Pension Plans			Post - Retirement Benefits
	2016	2015	2014	2016	2015	2014
Components of net periodic (benefit) cost:
Service cost	$—	$—	$—	$0.0	$0.0	$0.0
Interest cost	6.1	6.7	7.2	1.4	1.3	1.3
Expected return on assets	(7.8)	(9.3)	(12.7)	—	—	—
Net amortization and deferrals	—	—	—	(0.1)	(0.2)	(0.2)
Lump sum settlement charge	—	4.3	1.7	—	—	—
Amortization of net actuarial loss	1.7	1.4	1.8	2.8	1.3	2.2
Net periodic (benefit) cost	$(0.0)	$3.1	$(2.0)	$4.1	$2.4	$3.3

On May 31, 2016, the Company changed the approach used to measure service and interest costs for pension and other postretirement benefits. The Company previously measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. The Company has now elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of the Company's plan obligations. The Company has accounted for this change as a change in accounting estimate and, accordingly, has accounted for it on a prospective basis. There is no impact on interest and service cost for pension and other post-retirement benefits, respectively, in fiscal 2016 due to the change in methodology.

Plan Assets

The Company’s investment policy with regard to the assets in the Pension Plans is to actively manage, within acceptable risk parameters, certain asset classes where the potential exists to outperform the broader market.

The following table sets forth the total weighted average asset allocations for the Pension Plans by asset category at May 31:

	2016	2015
Equity securities	29.8%	29.2%
Debt securities	63.0%	64.6%
Real estate	1.3%	1.3%
Other	5.9%	4.9%
	100.0%	100.0%

The following table sets forth the targeted weighted average asset allocations for the Pension Plans included in the Company’s investment policy:

	U.S. Pension Plan	UK Pension Plan
Equity	30%	40%
Debt and cash equivalents	70%	30%
Real estate and other	0%	30%
	100%	100%

The fair values of the Company’s Pension Plans’ assets are measured using Level 1, Level 2 and Level 3 fair value measurements. For a more complete description of fair value measurements see Note 20, “Fair Value Measurements.”

The following table sets forth the measurement of the Company’s Pension Plans’ assets at fair value by asset category at the respective dates:

	Assets at Fair Value as of May 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4.2	$—	$—	$4.2
Equity securities:
U.S. (1)	34.1	—	—	34.1
International (2)	4.2	10.7	—	14.9
Pooled, Common and Collective Funds (3)	—	93.5	—	93.5
Fixed Income (4)	—	9.8	—	9.8
Annuities	—	—	5.5	5.5
Real estate (5)	—	2.2	—	2.2
Total	$42.5	$116.2	$5.5	$164.2

	Assets at Fair Value as of May 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2.4	$—	$—	$2.4
Equity securities:
U.S. (1)	34.4	—	—	34.4
International (2)	4.7	11.7	—	16.4
Pooled, Common and Collective Funds (3)	—	101.8	—	101.8
Fixed Income (4)	—	10.4	—	10.4
Annuities	—	—	6.1	6.1
Real estate (5)	—	2.2	—	2.2
Total	$41.5	$126.1	$6.1	$173.7

(1)	Funds which invest in a diversified portfolio of publicly traded U.S. common stocks of large-cap, medium-cap and small-cap companies. There are no restrictions on these investments.

(2)	Funds which invest in a diversified portfolio of publicly traded common stock of non-U.S. companies, primarily in Europe and Asia. There are no restrictions on these investments.

(3)	Funds which invest in bond index funds available to certain qualified retirement plans but not traded openly in any public exchanges.

(4)	Funds which invest in a diversified portfolio of publicly traded government bonds, corporate bonds and mortgage-backed securities. There are no restrictions on these investments.

(5)
Represents assets of a non-U.S. entity plan invested in a fund whose underlying investments are comprised of properties. The fund has publicly available quoted market prices and there are no restrictions on these investments.

The Company has purchased annuities to service fixed payments to certain retired plan participants in the UK. These annuities are purchased from investment grade counterparties. These annuities are not traded on open markets and are therefore valued based upon the actuarial determined valuation, and related assumptions, of the underlying projected benefit obligation, a Level 3 valuation technique. The fair value of these assets was $5.5 and $6.1 at May 31, 2016 and May 31, 2015, respectively.

The following table summarizes the changes in fair value of these Level 3 assets for the fiscal years ended May 31, 2016 and 2015:

Balance at May 31, 2014	$6.2
Actual Return on Plan Assets:
Relating to assets still held at May 31, 2015	0.7
Relating to assets sold during the year	—
Purchases, sales and settlements, net	(0.3)
Transfers in and/or out of Level 3	—
Foreign currency translation	(0.5)
Balance at May 31, 2015	$6.1
Actual Return on Plan Assets:
Relating to assets still held at May 31, 2016	0.0
Relating to assets sold during the year	—
Purchases, sales and settlements, net	(0.3)
Transfers in and/or out of Level 3	—
Foreign currency translation	(0.3)
Balance at May 31, 2016	$5.5

Contributions

In fiscal 2017, the Company expects to contribute $1.2 to the Pension Plans.

Estimated future benefit payments

The following table sets forth the expected future benefit payments under the Pension Plans and the Post-Retirement Benefits by fiscal year:

		Post - Retirement
	Pension Benefits	Benefit Payments	Medicare Subsidy Receipts
2017	$15.6	$2.9	$0.3
2018	10.9	2.8	0.3
2019	10.7	2.8	0.3
2020	10.2	2.7	0.3
2021	9.8	2.7	0.3
2022-2026	46.8	13.4	1.6

Assumed health care cost trend rates at May 31:

	2016	2015
Health care cost trend rate assumed for the next fiscal year	7.0%	7.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2024	2022

Assumed health care cost trend rates could have a significant effect on the amounts reported for the post-retirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	2016	2015
Total service and interest cost - 1% increase	$0.2	$0.1
Total service and interest cost - 1% decrease	(0.1)	(0.1)
Post-retirement benefit obligation - 1% increase	4.3	4.2
Post-retirement benefit obligation - 1% decrease	(3.7)	(3.6)

Defined contribution plans

The Company also provides defined contribution plans for certain eligible employees. In the United States, the Company sponsors a 401(k) retirement plan and has contributed $6.8, $7.9 and $7.5 for fiscal 2016, 2015 and 2014, respectively.

14. ACCRUED SEVERANCE

The table below provides information regarding Accrued severance, which is included in “Other accrued expenses” on the Company’s Consolidated Balance Sheets.

	2016	2015
Beginning balance	$2.0	$1.2
Accruals	11.9	9.6
Payments	(9.5)	(8.8)
Ending balance	$4.4	$2.0

The Company implemented cost reduction and restructuring programs in fiscal 2016, recognizing severance expense of $9.5. The Company implemented cost reduction and restructuring programs in fiscal 2015, recognizing severance expense of $8.9.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the fiscal years ended May 31:

	2016		2015		2014
	Pension Plans	Post - Retirement Benefits	Pension Plans	Post - Retirement Benefits	Pension Plans	Post - Retirement Benefits
Service cost	$—	$0.0	$—	$0.0	$—	$0.0
Net amortization and deferrals	—	(0.1)	—	(0.2)	—	(0.2)
Lump sum settlement charge	—	—	4.3	—	1.7	—
Amortization of net actuarial loss	1.7	2.8	1.4	1.3	1.8	2.2
Tax benefit	(0.3)	(1.1)	(2.0)	(0.4)	(1.4)	(0.8)
Amounts reclassified from Accumulated other comprehensive income (loss)	$1.4	$1.6	$3.7	$0.7	$2.1	$1.2

The amounts reclassified out of Accumulated other comprehensive income (loss) were recognized in Selling, general and administrative expense.

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	Foreign currency translation adjustments	Pension Plans	Post - Retirement Benefits	Total
Balance at May 31, 2014(1)	$(16.6)	$(33.2)	$(5.4)	$(55.2)
Other comprehensive income (loss) before reclassifications	(15.3)	(8.5)	$(2.3)	$(26.1)
Less: amount reclassified from Accumulated other comprehensive income (loss) (net of taxes)
Lump Sum Settlement charge	—	2.6	—	2.6
Amortization of net actuarial loss	—	1.1	0.8	1.9
Net prior service credit	—	—	(0.2)	(0.2)
Other comprehensive income (loss)	(15.3)	(4.8)	(1.7)	(21.8)
Balance at May 31, 2015(1)	$(31.9)	$(38.0)	$(7.1)	$(77.0)
Other comprehensive income (loss) before reclassifications	$(8.1)	$(2.8)	$(1.8)	$(12.7)
Less: amount reclassified from Accumulated other comprehensive income (loss) (net of taxes)
Lump Sum Settlement charge	—	—	—	—
Amortization of net actuarial loss	—	1.4	1.6	3.0
Net prior service credit	—	—	(0.0)	(0.0)
Other comprehensive income (loss)	(8.1)	(1.4)	(0.2)	(9.7)
Balance at May 31, 2016 (1)	$(40.0)	$(39.4)	$(7.3)	$(86.7)
(1) Obligations under Pension Plans and Post-Retirement Benefits are reported net of taxes of $22.4, $20.6 and $18.1 at May 31, 2016, May 31, 2015 and May 31, 2014, respectively.

16. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the Basic and Diluted earnings (loss) per share computation for the fiscal years ended May 31:

	2016	2015	2014
Earnings (loss) from continuing operations attributable to Class A and Common Shares	$43.9	$15.4	$13.2
Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	(3.5)	279.1	31.1
Net income (loss) attributable to Class A and Common Shares	40.4	294.5	44.3
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	34.1	32.7	32.0
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.8	0.7	0.5
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	34.9	33.4	32.5

Earnings (loss) per share of Class A Stock and Common Stock
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$1.29	$0.47	$0.42
Earnings (loss) from discontinued operations, net of tax	$(0.11)	$8.53	$0.97
Net income (loss)	$1.18	$9.00	$1.39
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$1.26	$0.46	$0.41
Earnings (loss) from discontinued operations, net of tax	$(0.10)	$8.34	$0.95
Net income (loss)	$1.16	$8.80	$1.36

Earnings from continuing operations exclude earnings of $0.1, $0.1 and $0.1 for the years ended May 31, 2016, 2015 and 2014, respectively, for earnings attributable to participating RSUs.

In a period in which the Company reports a discontinued operation, Earnings (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive. There were 0.3 million potentially anti-dilutive shares outstanding pursuant to compensation plans as of May 31, 2016.

A portion of the Company’s RSUs granted to employees participates in earnings through cumulative non-forfeitable dividends payable to the employees upon vesting of the RSUs. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method.

Options outstanding pursuant to compensation plans were 3.0 million and 4.1 million as of May 31, 2016 and 2015, respectively.

As of May 31, 2016, $45.5 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors.

See Note 12, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

17. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following at May 31:

	2016	2015

Accrued payroll, payroll taxes and benefits	$44.9	$44.3
Accrued bonus and commissions	28.2	32.6
Accrued other taxes	30.4	26.7
Accrued advertising and promotions	35.7	33.4
Accrued insurance	7.7	7.8
Other accrued expenses	29.0	28.8
Total accrued expenses	$175.9	$173.6

18. OTHER FINANCIAL DATA

Other financial data consisted of the following for the fiscal years ended May 31:

	2016	2015	2014
Advertising expense	$127.3	$129.7	$123.4
Amortization of prepublication and production costs	26.4	30.4	32.9
Foreign currency transaction gain (loss)	(0.5)	0.1	(1.0)
Purchases related to contractual commitments for minimum print quantities	48.7	68.2	62.8

	2016	2015
Prepublication and production costs	$42.0	$51.7
Accounts receivable reserve for returns	32.1	27.9
Unredeemed credits issued in conjunction with the Company’s school-based book club and book fair operations (included in other accrued expenses)	8.9	9.3

19. DERIVATIVES AND HEDGING

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in current earnings, and it recognizes the unrealized gain or loss in other current assets or liabilities. The notional values of the contracts as of May 31, 2016 and 2015 were $31.8 and $19.7, respectively. Net unrealized losses of $0.5 and unrealized gains of $0.3 were recognized at May 31, 2016 and May 31, 2015, respectively. These amounts are reported in Selling, general and administrative expenses.

20. FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, debt and foreign currency forward contracts. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The Company employs Level 2 fair value measurements for the disclosure of the fair value of its various lines of credit. The fair value of the Company's debt approximates the carrying value for all periods presented. For a more complete description of fair value measurements employed, see Note 4, “Debt.” The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure. See Note 19, “Derivatives and Hedging,” for a more complete description of fair value measurements employed.

Non-financial assets and liabilities for which the Company employs fair value measures on a non-recurring basis include:

•	Long-lived assets

•	Investments

•	Assets acquired in a business combination

•	Goodwill and indefinite-lived intangible assets

•	Long-lived assets held for sale

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets and liabilities. For the fair value measurements employed by the Company for goodwill, see Note 8, “Goodwill and Other Intangibles." For the fair value measurements employed by the Company for certain property, plant and equipment, production assets, investments and prepublication assets, the Company assessed future expected cash flows attributable to these assets.

The following tables present non-financial assets that were measured and recognized at fair value on a non-recurring basis and the total impairment losses and additions recognized on those assets:

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to other investments and acquisitions
	May 31, 2016	Level 1	Level 2	Level 3	May 31, 2016
Property, plant and equipment, net	$—	$—	$—	$—	$7.5	$—
Prepublication assets	—	—	—	—	6.9	—
Intangible assets	1.9	—	—	2.4	—	2.4

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to other investments and acquisitions
	May 31, 2015	Level 1	Level 2	Level 3	May 31, 2015
Property, plant and equipment, net	$—	$—	$—	$—	$7.5	$—
Goodwill	—	—	—	—	5.4	—
Prepublication assets	—	—	—	—	2.9	—

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to other investments and acquisitions
	May 31, 2014	Level 1	Level 2	Level 3	May 31, 2014
Goodwill	$—	$—	$—	$—	$13.4	$—
Property, plant and equipment, net	—	—	—	—	7.6	—
Prepublication assets	—	—	—	—	5.7	—
Investments	—	—	—	—	5.8	1.0

21. SUBSEQUENT EVENTS

On July 20, 2016, the Board of Directors declared a regular cash dividend of $0.15 per Class A and Common share in respect of the first quarter of fiscal 2017. The dividend is payable on September 15, 2016 to shareholders of record on August 31, 2016.

On July 20, 2016, the Board of Directors approved the termination of the U.S. Pension Plan, in which all benefit accruals were previously frozen as of June 1, 2009. Based on the Plan’s current funded status and the frozen benefit, it was determined that the on-going costs of maintaining the Plan were growing at a greater rate than the benefit delivered to the Company’s employees and former employees. An application will be filed with the IRS for an advance determination as to whether the Plan meets the qualification requirements of Internal Revenue Code section 401(a). Upon approval of the IRS and the Pension Benefit Guaranty Corporation, the assets of the Plan will be distributed either via a lump sum payment to each deferred vested participant or to another qualified retirement plan established on the participant's behalf, or via an annuity contract underwritten by an insurance company. All participants currently receiving a periodic benefit will continue to receive their benefit payments without disruption. The Company expects that the process for terminating the pension plan, which involves several regulatory steps and approvals, will take 18-24 months.

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS

OF SCHOLASTIC CORPORATION

We have audited the accompanying consolidated balance sheets of Scholastic Corporation as of May 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scholastic Corporation at May 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Scholastic Corporation’s internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

July 26, 2016

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS

OF SCHOLASTIC CORPORATION

We have audited Scholastic Corporation’s internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Scholastic Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Scholastic Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Scholastic Corporation as of May 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2016, and our report dated July 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

July 26, 2016

Supplementary Financial Information

)

			Summary of Quarterly Results of Operations
		(Unaudited, amounts in millions except per share data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Ended May 31,
2016
Revenues	$191.2	$601.8	$366.0	$513.8	$1,672.8
Cost of goods sold	114.5	257.1	178.0	212.7	762.3
Earnings (loss) from continuing operations	(48.9)	65.2	(7.2)	34.9	44.0
Earnings (loss) from discontinued operations, net of tax	(0.5)	(0.3)	(1.8)	(0.9)	(3.5)
Net income (loss)	(49.4)	64.9	(9.0)	34.0	40.5
Earnings (loss) per share of Class A and Common Stock:
Basic:
Earnings (loss) from continuing operations (1)	(1.46)	1.90	(0.21)	1.02	1.29
Earnings (loss) from discontinued operations, net of tax (1)	(0.02)	(0.01)	(0.05)	(0.03)	(0.11)
Net income (loss) (1)	(1.48)	1.89	(0.26)	0.99	1.18
Diluted:
Earnings (loss) from continuing operations (1)	(1.46)	1.85	(0.21)	1.00	1.26
Earnings (loss) from discontinued operations, net of tax (1)	(0.02)	(0.01)	(0.05)	(0.03)	(0.10)
Net income (loss) (1)	(1.48)	1.84	(0.26)	0.97	1.16
2015
Revenues	$190.5	$611.1	$346.5	$487.7	$1,635.8
Cost of goods sold	113.4	258.1	174.1	212.9	758.5
Earnings (loss) from continuing operations	(53.9)	67.6	(15.7)	17.5	15.5
Earnings (loss) from discontinued operations, net of tax	19.8	0.9	(6.4)	264.8	279.1
Net income (loss)	(34.1)	68.5	(22.1)	282.3	294.6
Earnings (loss) per share of Class A and Common Stock:
Basic:
Earnings (loss) from continuing operations (1)	(1.67)	2.06	(0.48)	0.53	0.47
Earnings (loss) from discontinued operations, net of tax (1)	0.62	0.03	(0.20)	8.04	8.53
Net income (loss) (1)	(1.05)	2.09	(0.68)	8.57	9.00
Diluted:
Earnings (loss) from continuing operations (1)	(1.67)	2.02	(0.48)	0.52	0.46
Earnings (loss) from discontinued operations, net of tax (1)	0.62	0.03	(0.20)	7.78	8.34
Net income (loss) (1)	(1.05)	2.05	(0.68)	8.30	8.80

(1) The sum of the quarters may not equal the full year basic and diluted earnings per share since each quarter is calculated separately.

Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A | Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of May 31, 2016, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management (with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer), after conducting an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2016.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting as of May 31, 2016, which is included herein. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2016 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B | Other Information

None.

Part III

Item 10 | Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2016 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Certain information regarding the Corporation’s Executive Officers is set forth in Part I - Item 1 - Business.

Item 11 | Executive Compensation

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2016 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2016 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13 | Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2016 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14 | Principal Accounting Fees and Services

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2016 to be filed pursuant to Regulation 14A under the Exchange Act.

Part IV

Item 15 | Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:

The following Consolidated Financial Statements are included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”:

Consolidated Statements of Operations for the years ended May 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income (Loss) for the years ended May 31, 2016, 2015 and 2014

Consolidated Balance Sheets at May 31, 2016 and 2015

Consolidated Statement of Changes in Stockholders’ Equity for the years ended May 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended May 31, 2016, 2015 and 2014

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

(a)(3) and (b)

Exhibits:

2.1
Stock and Asset Purchase Agreement dated as of April 23, 2015, by and among Houghton Mifflin Harcourt Publishing Company, as Purchaser, Scholastic Corporation, as Parent Seller, and Scholastic Inc., as Seller (incorporated by reference to the Corporation's Annual Report on Form 10-K as filed with the SEC on July 29, 2015, SEC File No. 000-19860) (the "2015 10-K").

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

10.4
Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (the “2007 Directors’ Plan”) effective as of September 23, 2008 (incorporated by reference to the 2009 10-K) and the Amended and Restated Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 2, 2013, SEC File No. 000-19860) (“the November 30, 2012 10-Q”), and Amendment No. 1, effective as of May 21, 2013 (incorporated by reference to the 2013 10-K), and Amendment No. 2, effective as of December 16, 2015 (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on December 18, 2015, SEC FIle No. 000-19860).

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

10.16
Severance Agreement, dated September 26, 2013, between Scholastic Corporation and Maureen O’Connell (incorporated by reference to the Corporation’s Form 10-Q as filed with the SEC on December 19, 2013, SEC File No. 000-19860) (the “November 30, 2013 Form 10-Q”).

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

21	Subsidiaries of the Corporation, as of May 31, 2016.

23	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer of the Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Document **

101.DEF	XBRL Taxonomy Extension Definitions Document **

101.LAB	XBRL Taxonomy Extension Labels Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

*	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	July 26, 2016	SCHOLASTIC CORPORATION

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

Signature	Title	Date

/s/ Richard Robinson	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	July 26, 2016
Richard Robinson

/s/ Maureen O’Connell	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (principal financial officer)	July 26, 2016
Maureen O’Connell

/s/ Kenneth Cleary	Senior Vice President, Chief Accounting Officer (principal accounting officer)	July 26, 2016
Kenneth Cleary

/s/ Andrés Alonso	Director	July 26, 2016
Andrés Alonso

/s/ James W. Barge	Director	July 26, 2016
James W. Barge

/s/ Marianne Caponnetto	Director	July 26, 2016
Marianne Caponnetto

/s/ John L. Davies	Director	July 26, 2016
John L. Davies

/s/ Andrew S. Hedden	Director	July 26, 2016
Andrew S. Hedden

Signature	Title	Date

/s/ Peter Warwick	Director	July 26, 2016
Peter Warwick

/s/ Margaret A. Williams	Director	July 26, 2016
Margaret A. Williams

/s/ David J. Young	Director	July 26, 2016
David J. Young

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K

YEAR ENDED MAY 31, 2016

ITEM 15(c)

S-1

Schedule II

Valuation and Qualifying Accounts and Reserves

					(Amounts in millions)
					Years ended May 31,
	Balance at Beginning of Year	Expensed	Write-Offs and Other		Balance at End of Year
2016
Allowance for doubtful accounts	$14.9	$12.3	$11.1		$16.1
Reserve for returns	27.9	56.6	52.4	(1)	32.1
Reserves for obsolescence	81.1	12.0	19.2		73.9
Reserve for royalty advances	86.8	4.1	0.8		90.1
2015
Allowance for doubtful accounts	$15.6	$10.6	$11.3		$14.9
Reserve for returns	27.0	53.9	53.0	(1)	27.9
Reserves for obsolescence	81.8	21.7	22.4		81.1
Reserve for royalty advances	85.3	3.6	2.1		86.8
2014
Allowance for doubtful accounts	$18.0	$7.3	$9.7		$15.6
Reserve for returns	26.0	56.5	55.5	(1)	27.0
Reserves for obsolescence	83.8	23.7	25.7		81.8
Reserve for royalty advances	79.5	6.5	0.7		85.3

(1)	Represents actual returns charged to the reserve

S-2