Form 10-Q
period 2016-08-31
SCHOLASTIC CORP
filed 2016-09-23
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2016	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of August 31, 2016

Common Stock, $.01 par value	32,857,621
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended
	August 31,	August 31,
	2016	2015
Revenues	$282.7	$191.2
Operating costs and expenses:
Cost of goods sold	169.7	114.5
Selling, general and administrative expenses (exclusive of depreciation and amortization)	166.6	145.7
Depreciation and amortization	9.5	10.5
Total operating costs and expenses	345.8	270.7
Operating income (loss)	(63.1)	(79.5)
Interest income (expense), net	(0.3)	(0.1)
Earnings (loss) from continuing operations before income taxes	(63.4)	(79.6)
Provision (benefit) for income taxes	(23.9)	(30.7)
Earnings (loss) from continuing operations	(39.5)	(48.9)
Earnings (loss) from discontinued operations, net of tax	(0.1)	(0.5)
Net income (loss)	$(39.6)	$(49.4)
Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic:
Earnings (loss) from continuing operations	$(1.15)	$(1.46)
Earnings (loss) from discontinued operations, net of tax	$(0.00)	$(0.02)
Net income (loss)	$(1.15)	$(1.48)
Diluted:
Earnings (loss) from continuing operations	$(1.15)	$(1.46)
Earnings (loss) from discontinued operations, net of tax	$(0.00)	$(0.02)
Net income (loss)	$(1.15)	$(1.48)
Dividends declared per Class A and Common Share	$0.15	$0.15

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,	August 31,
	2016	2015
Net income (loss)	$(39.6)	$(49.4)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(1.9)	(7.3)
Pension and post-retirement adjustments (net of tax)	0.7	0.7
Total other comprehensive income (loss)	$(1.2)	$(6.6)
Comprehensive income (loss)	$(40.8)	$(56.0)

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	August 31, 2016	May 31, 2016	August 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$287.6	$399.7	$250.3
Restricted cash held in escrow	5.0	9.9	32.0
Accounts receivable, net	222.6	196.3	148.0
Inventories, net	375.7	271.2	367.0
Deferred income taxes	—	—	81.1
Prepaid expenses and other current assets	117.9	72.5	121.1
Current assets of discontinued operations	0.5	0.5	0.9
Total current assets	1,009.3	950.1	1,000.4
Property, plant and equipment, net	438.7	437.6	434.0
Prepublication costs, net	42.6	41.8	50.6
Royalty advances, net	45.3	44.0	40.0
Goodwill	116.3	116.2	116.2
Other intangibles	6.3	6.8	6.8
Noncurrent deferred income taxes	69.0	68.5	5.9
Other assets and deferred charges	47.7	48.1	53.1
Total noncurrent assets	765.9	763.0	706.6
Total assets	$1,775.2	$1,713.1	$1,707.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$12.1	$6.3	$5.7
Accounts payable	203.6	138.2	224.3
Accrued royalties	66.3	31.6	39.8
Deferred revenue	45.2	23.5	42.1
Other accrued expenses	151.6	175.9	140.1
Accrued income taxes	2.0	1.6	3.6
Current liabilities of discontinued operations	0.3	1.2	3.0
Total current liabilities	481.1	378.3	458.6
Noncurrent Liabilities:
Other noncurrent liabilities	75.5	77.2	68.9
Total noncurrent liabilities	75.5	77.2	68.9

Commitments and Contingencies	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $0.01 par value	0.0	0.0	0.0
Common Stock, $0.01 par value	0.4	0.4	0.4
Additional paid-in capital	601.7	600.7	598.7
Accumulated other comprehensive income (loss)	(87.9)	(86.7)	(83.6)
Retained earnings	1,015.0	1,059.8	985.4
Treasury stock at cost	(310.6)	(316.6)	(321.4)
Total stockholders’ equity	1,218.6	1,257.6	1,179.5
Total liabilities and stockholders’ equity	$1,775.2	$1,713.1	$1,707.0

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,	August 31,
	2016	2015
Cash flows - operating activities:
Net income (loss)	(39.6)	(49.4)
Earnings (loss) from discontinued operations, net of tax	(0.1)	(0.5)
Earnings (loss) from continuing operations	(39.5)	(48.9)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	2.9	1.5
Provision for losses on inventory	4.1	4.0
Provision for losses on royalty advances	1.1	0.9
Amortization of prepublication and production costs	5.8	6.8
Depreciation and amortization	9.6	10.6
Amortization of pension and post-retirement actuarial gains and losses	1.0	1.0
Deferred income taxes	(0.3)	0.1
Stock-based compensation	1.6	1.4
Income from equity investments	(1.8)	(1.2)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(29.3)	40.5
Inventories	(108.8)	(116.4)
Prepaid expenses and other current assets	(42.7)	(71.6)
Deferred promotion costs	(6.7)	(6.5)
Royalty advances	(2.5)	(1.8)
Accounts payable	69.7	52.2
Other accrued expenses	(24.3)	(31.6)
Accrued income taxes	0.4	(151.3)
Accrued royalties	34.9	13.3
Deferred revenue	21.7	20.9
Pension and post-retirement liabilities	(1.6)	(1.3)
Other noncurrent liabilities	(0.1)	(0.2)
Other, net	0.3	(4.7)
Total adjustments	(65.0)	(233.4)
Net cash provided by (used in) operating activities of continuing operations	(104.5)	(282.3)
Net cash provided by (used in) operating activities of discontinued operations	(1.0)	(9.4)
Net cash provided by (used in) operating activities	(105.5)	(291.7)

Cash flows - investing activities:
Prepublication and production expenditures	(6.7)	(5.9)
Additions to property, plant and equipment	(10.2)	(5.6)
Other investment and acquisition-related payments	(0.4)	(0.5)
Net cash provided by (used in) investing activities of continuing operations	(17.3)	(12.0)
Changes in restricted cash held in escrow for discontinued assets	4.9	2.5
Net cash provided by (used in) investing activities	(12.4)	(9.5)

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,	August 31,
	2016	2015
Cash flows - financing activities:
Borrowings under lines of credit	12.4	9.0
Repayments of lines of credit	(5.9)	(9.3)
Repayment of capital lease obligations	(0.3)	(0.1)
Proceeds pursuant to stock-based compensation plans	5.2	30.1
Payment of dividends	(5.2)	(5.0)
Net collections (remittances) under transition services agreement	0.2	16.7
Other	(0.6)	3.9
Net cash provided by (used in) financing activities	5.8	45.3
Effect of exchange rate changes on cash and cash equivalents	0.0	(0.6)
Net increase (decrease) in cash and cash equivalents	(112.1)	(256.5)
Cash and cash equivalents at beginning of period	399.7	506.8
Cash and cash equivalents at end of period	$287.6	$250.3

See accompanying notes

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

1. BASIS OF PRESENTATION

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned and majority-owned subsidiaries (collectively, “Scholastic” or the “Company”). Intercompany transactions are eliminated in consolidation. These financial statements have not been audited but reflect those adjustments consisting of normal recurring items that management considers necessary for a fair presentation of financial position, results of operations, comprehensive income (loss) and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2016 (the “Annual Report”).

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2016 relate to the twelve-month period ended May 31, 2016. Certain reclassifications have been made to conform to the current year presentation.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

New Accounting Pronouncements

ASU 2016-15
In August 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (the "ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the FASB Emerging Issues Task Force). This ASU provides amendments to specific statement of cash flows classification issues.

The ASU will be effective for the Company in the first quarter of fiscal 2019. The Company is evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This ASU introduces amendments to the accounting for credit losses on instruments defined within the ASU's scope and will impact both financial services and non-financial services entities. Due to its broad scope, which includes trade and lease receivables, this ASU states that it is likely that all entities will need to evaluate the impact of its amendments. Under the amendments, an entity will recognize, as an allowance, its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU does not prescribe a specific method to make the estimate so its application will require significant judgment. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

The ASU will be effective for the Company in the first quarter of fiscal 2021. The Company is evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

ASU 2016-09
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee's shares than it currently can for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period.

The ASU will be effective for the Company in the first quarter of fiscal 2018. The Company is evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

ASU 2016-02
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this ASU require, among other things, lessees to recognize a right-of-use asset and a lease liability in the balance sheet for all leases. The lease liability will be measured at the present value of the lease payments over the lease term and the right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and lessee's initial direct costs (e.g., commissions). The amendments in this ASU will take effect for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of an interim or annual reporting period.

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

The Company adopted this ASU in the first quarter of fiscal 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

During the three month period ended August 31, 2016, the Company did not dispose any new components of the business that would meet the criteria for discontinued operations reporting.

On May 29, 2015, the Company completed the sale of substantially all of the assets comprising its former educational technology and services (“Ed Tech”) business and categorized this business as a discontinued

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

operation. In connection with the sale of the Ed Tech business to the purchaser, the Company entered into a transition services agreement whereby the Company provided administrative, distribution and other services to the purchaser. Transition service fees under this agreement were recorded as a reduction to Selling, general and administrative expenses. All services under the transition services agreement were terminated on August 1, 2016.

As of August 31, 2016, the Company had adequately fulfilled all service requirements and $4.9 had been released from Restricted cash held in escrow in accordance with a related escrow agreement between the purchaser and the Company. $5.0 of the remainder of the escrow is subject to release barring any disputes for breaches of representations and warranties within the next 3 months. The remaining escrow amount is presented as Restricted cash held in escrow on the Consolidated Balance Sheets.

The following table summarizes the operating results of the discontinued operations:

	Three months ended
	August 31,	August 31,
	2016	2015
Revenues	$0.1	$0.1
Operating costs and expenses	0.3	1.0
Interest income (expense)	0.0	0.0
Earnings (loss) before income taxes	$(0.2)	$(0.9)
Provision (benefit) for income taxes	(0.1)	(0.4)
Earnings (loss) from discontinued operations, net of tax	$(0.1)	$(0.5)

The following table sets forth the assets and liabilities of the discontinued operations included in the condensed consolidated balance sheets of the Company:

	August 31, 2016	May 31, 2016	August 31, 2015
Accounts receivable, net	$0.0	$0.0	$0.4
Inventories, net	—	—	0.1
Prepaid expenses and other current assets	0.5	0.5	0.4
Current assets of discontinued operations	$0.5	$0.5	$0.9

Accounts payable	0.0	0.0	0.1
Accrued royalties	0.0	0.0	0.7
Deferred revenue	—	—	0.1
Other accrued expenses	0.3	1.2	2.1
Current liabilities of discontinued operations	$0.3	$1.2	$3.0

As of August 31, 2016, May 31, 2016 and August 31, 2015, assets and liabilities of discontinued operations primarily related to insignificant continuing cash flows from passive activities.

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

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Three months ended August 31, 2016
Revenues	$137.8	$55.2	$—	$193.0	$89.7	$282.7
Bad debt	1.3	(0.1)	—	1.2	1.7	2.9
Depreciation and amortization (2)	5.6	2.0	5.7	13.3	2.0	15.3
Segment operating income (loss)	(36.2)	(4.4)	(26.4)	(67.0)	3.9	(63.1)
Segment assets at 8/31/16	534.5	167.1	807.2	1,508.8	265.9	1,774.7
Goodwill at 8/31/16	40.9	65.4	—	106.3	10.0	116.3
Expenditures for long-lived assets including royalty advances	25.9	2.6	8.5	37.0	2.8	39.8
Long-lived assets at 8/31/16	144.6	83.1	382.1	609.8	65.1	674.9
Three months ended August 31, 2015
Revenues	$67.7	$50.4	$—	$118.1	$73.1	$191.2
Bad debt	0.4	(0.0)	—	0.4	1.1	1.5
Depreciation and amortization (2)	7.2	3.3	4.8	15.3	2.0	17.3
Segment operating income (loss)	(56.0)	(4.3)	(16.5)	(76.8)	(2.7)	(79.5)
Segment assets at 8/31/15	465.6	169.2	821.7	1,456.5	249.6	1,706.1
Goodwill at 8/31/15	40.9	65.4	—	106.3	9.9	116.2
Expenditures for long-lived assets including royalty advances	9.8	1.7	4.7	16.2	2.0	18.2
Long-lived assets at 8/31/15	136.6	90.5	380.2	607.3	67.9	$675.2

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

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets and prepublication and production costs.

4. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	August 31, 2016	May 31, 2016	August 31, 2015
Loan Agreement:
Revolving Loan (interest rates of n/a)	$—	$—	$—
Unsecured short term lines of credit (weighted average interest rates of 4.1%, 4.4% and 3.5%, respectively)	12.1	6.3	5.7
Total debt	$12.1	$6.3	$5.7

The fair value of the Company's debt approximates the carrying value for all periods presented.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table sets forth the maturities of the Company’s debt obligations as of August 31, 2016, for the twelve-month periods ending August 31,

2017	$12.1
2018	—
2019	—
2020	—
2021 and thereafter	—
Total debt	$12.1

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

As of August 31, 2016, the indicated spread on Base Rate Advances was 0.18% and the indicated spread on Eurodollar Rate Advances was 1.18%, both based on the Company’s prevailing consolidated debt to total capital ratio.

The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At August 31, 2016, the facility fee rate was 0.20%.

As of August 31, 2016, the Company had no outstanding borrowings under the Loan Agreement. At August 31, 2016, the Company had open standby letters of credit totaling $0.4 under the Loan Agreement. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at August 31, 2016, the Company was in compliance with these covenants.

Lines of Credit

As of August 31, 2016, the Company had domestic unsecured money market bid rate credit lines totaling $25.0. There were no outstanding borrowings under these credit lines at August 31, 2016, May 31, 2016 or August 31, 2015. At August 31, 2016, the Company had open standby letters of credit totaling $4.9 under the domestic unsecured money market bid rate credit lines. As of August 31, 2016, availability under these unsecured money market bid rate credit lines totaled $20.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of August 31, 2016, the Company had equivalent local currency credit lines totaling $22.7. Outstanding borrowings under these lines of credit totaled $12.1, $6.3 and $5.7 at August 31, 2016, May 31, 2016 and August

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

31, 2015, respectively. As of August 31, 2016, the equivalent amounts available totaled $10.6, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

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

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the three month periods ended August 31, 2016 and August 31, 2015, respectively:

	Three months ended
	August 31,	August 31,
	2016	2015
Earnings (loss) from continuing operations attributable to Class A and Common Shares	$(39.5)	$(48.9)
Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	(0.1)	(0.5)
Net income (loss) attributable to Class A and Common Shares	$(39.6)	$(49.4)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	34.4	33.4
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	*	*
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	*	*
Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(1.15)	$(1.46)
Earnings (loss) from discontinued operations, net of tax	$(0.00)	$(0.02)
Net income (loss)	$(1.15)	$(1.48)
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(1.15)	$(1.46)
Earnings (loss) from discontinued operations, net of tax	$(0.00)	$(0.02)
Net income (loss)	$(1.15)	$(1.48)

* In each of the three month periods ended August 31, 2016 and 2015, the Company experienced a loss from continuing operations and therefore did not report any dilutive share impact.

The following table sets forth Options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	August 31, 2016	August 31, 2015
Options outstanding pursuant to stock-based compensation plans (in millions)	2.8	3.1

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

In a period in which the Company reports a discontinued operation, Earnings (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive. There were no potentially dilutive shares outstanding pursuant to compensation plans for the three month ended August 31, 2016.

A portion of the Company’s Restricted Stock Units ("RSUs") which are granted to employees participate in earnings through cumulative non-forfeitable dividends payable to the employees upon vesting of the RSUs. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method. Since, under the Two-class method, losses are not allocated to the participating securities, in periods of loss the Two-class method is not applicable.

As of August 31, 2016, $45.5 remained available for future purchases of common shares under the current repurchase authorization of the Board of Directors (the "Board"). See Note 11, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

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

The following table summarizes the activity in Goodwill for the periods indicated:

	Three months ended August 31, 2016	Twelve months ended May 31, 2016	Three months ended August 31, 2015
Beginning balance	$116.2	$116.3	$116.3
Foreign currency translation	0.1	(0.1)	(0.1)
Total goodwill	$116.3	$116.2	$116.2

Accumulated goodwill impairment losses totaled $39.6 as of August 31, 2016, May 31, 2016 and August 31, 2015. There were no goodwill impairment losses during the three months ended August 31, 2016 and 2015, respectively.

The following table summarizes the activity in Total other intangibles for the periods indicated:

	Three months ended August 31, 2016	Twelve months ended May 31, 2016	Three months ended August 31, 2015
Beginning balance - Other intangibles subject to amortization	$4.7	$4.7	$4.7
Additions	0.2	2.4	0.5
Amortization expense	(0.6)	(2.2)	(0.5)
Foreign currency translation	(0.1)	(0.2)	(0.0)
Total other intangibles subject to amortization, net of accumulated amortization of $20.1, $19.5 and $17.8, respectively	$4.2	$4.7	$4.7
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$6.3	$6.8	$6.8

In the current fiscal quarter, the Company purchased a U.S. based book fair business resulting in the recognition of $0.2 of amortizable intangible assets. In fiscal 2016, the Company purchased a U.S. based book fair business and a UK based book fair business resulting in the Company recognizing $0.5 and $1.9 of amortizable intangible assets, respectively. These transactions were not determined to be material to the Company's results and therefore pro forma financial information was not presented.

Amortization expense for Total other intangibles was $0.6 and $0.5 for the three months ended August 31, 2016 and August 31, 2015, respectively. Intangible assets with definite lives consist principally of customer lists,

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

trademark and tradename rights and other agreements. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 3.5 years.

8. INVESTMENTS

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $25.5, $26.2 and $27.6 at August 31, 2016, May 31, 2016 and August 31, 2015, respectively.

The Company's 48.5% equity interest in Make Believe Ideas Limited (MBI), a UK-based children's book publishing company, is accounted for using the equity method of accounting. Under the purchase agreement, and subject to its provisions, the Company will purchase the remaining outstanding shares in MBI following the completion of MBI's accounts for the calendar year 2018. The remaining controlling interest is held by a single third party and therefore the Company accounted for the investment using the equity method of accounting. The net carrying value of this investment was $7.8, $8.0 and $7.8 at August 31, 2016, May 31, 2016 and August 31, 2015, respectively.

The Company’s 26.2% non-controlling interest in another children’s book publishing business located in the UK is accounted for using the equity method of accounting. The net carrying value of this investment was $17.7, $18.1 and $18.7 at August 31, 2016, May 31, 2016 and August 31, 2015, respectively. The Company has other equity and cost method investments that had a net carrying value of $0.0, $0.1 and $1.1 at August 31, 2016, May 31, 2016 and August 31, 2015, respectively.

Income from equity investments reported in "Selling, general and administrative expenses" in the condensed consolidated Statements of Operations totaled $1.8 and $1.2 for the three months ended August 31, 2016 and August 31, 2015, respectively.

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

	Pension Plans		Post-Retirement Benefits
	Three months ended		Three months ended
	August 31,	August 31,	August 31,	August 31,
	2016	2015	2016	2015
Components of net periodic cost (credit):
Service cost	$—	$—	$0.0	$0.0
Interest cost	1.1	1.5	0.3	0.3
Expected return on assets	(1.8)	(1.9)	—	—
Net amortization of prior service credit	—	—	—	(0.0)
Amortization of (gain) loss	0.4	0.4	0.6	0.6
Net periodic cost (credit)	$(0.3)	$0.0	$0.9	$0.9

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the three months ended August 31, 2016, the Company made no contribution to the U.S. Pension Plan and contributed $0.3 to the UK Pension Plan.

The Company expects, based on actuarial calculations, to contribute cash of approximately $1.3 to the Pension Plans for the fiscal year ending May 31, 2017.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

In the current fiscal year, the U.S. Pension Plan's funding status is sufficient to allow participants to receive "lump sum" payments at the participant's request. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation when paid. If these requests exceed $3.2 in the current fiscal year, the Company will recognize a settlement charge related to net unrecognized pension benefit costs in respect of the lump sum benefit payments made. For the three months ended August 31, 2016, the Company made $0.7 of lump sum benefit payments to vested plan participants.

On July 20, 2016, the Board approved the termination of the U.S. Pension Plan, in which all benefit accruals were previously frozen as of June 1, 2009. Based on the Plan’s current funded status and the frozen benefit, it was determined that the on-going costs of maintaining the Plan were growing at a greater rate than the benefit delivered to the Company’s employees and former employees. An application will be filed with the IRS for an advance determination as to whether the Plan meets the qualification requirements of Internal Revenue Code section 401(a). Upon approval of the IRS and the Pension Benefit Guaranty Corporation, the assets of the Plan will be distributed either via a lump sum payment to each deferred vested participant or to another qualified retirement plan established on the participant's behalf, or via an annuity contract underwritten by an insurance company. All participants currently receiving a periodic benefit will continue to receive their benefit payments without disruption. The Company expects that the process for terminating the pension plan, which involves several regulatory steps and approvals, will take 18 to 24 months.

10. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended
	August 31,	August 31,
	2016	2015
Stock option expense	$0.8	$0.7
Restricted stock unit expense	0.7	0.6
Management stock purchase plan	0.0	0.0
Employee stock purchase plan	0.1	0.1
Total stock-based compensation expense	$1.6	$1.4

During the three month periods ended August 31, 2016 and August 31, 2015, respectively, 0.2 million and 1.0 million shares of Common Stock were issued by the Corporation pursuant to its stock-based compensation plans.

11. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

The table below represents the remaining Board authorization:

Amount
Additional authorization July 2015	50.0
Less repurchases made under the authorizations as of August 31, 2016	(4.5)
Remaining Board authorization at August 31, 2016	$45.5

On July 22, 2015, the Board authorized an additional $50.0 for the share buy-back program, to be funded with available cash. There were no repurchases of Common Stock made during the three months ended August 31, 2016. The Company’s repurchase program may be suspended at any time without prior notice.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	Three months ended August 31, 2016
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance	$(40.0)	$(46.7)	$(86.7)
Other comprehensive income (loss) before reclassifications	(1.9)	—	$(1.9)
Less: amount reclassified from Accumulated other comprehensive income (loss)	—	0.7	0.7
Other comprehensive income (loss)	(1.9)	0.7	(1.2)
Ending balance	$(41.9)	$(46.0)	$(87.9)

	Three months ended August 31, 2015
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance	$(31.9)	$(45.1)	$(77.0)
Other comprehensive income (loss) before reclassifications	(7.3)	—	$(7.3)
Less: amount reclassified from Accumulated other comprehensive income (loss)	—	0.7	0.7
Other comprehensive income (loss)	(7.3)	0.7	(6.6)
Ending balance	$(39.2)	$(44.4)	$(83.6)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Affected line items in the condensed consolidated statements of operations
	August 31,	August 31,
	2016	2015
Employee benefit plans:
Amortization of prior service cost (credit)	$—	$(0.0)	Selling, general and administrative
Amortization of unrecognized gain (loss) included in net periodic cost (credit)	1.0	1.0	Selling, general and administrative
Less: Tax effect	(0.3)	(0.3)	Income tax expense (benefit)
Total expense, net of tax	$0.7	$0.7

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

The Company’s annual effective tax rate, exclusive of discrete items, unbenefitted foreign losses, and release of associated valuation allowances, used to calculate the interim tax provision is expected to be approximately 39.6%. The interim effective tax rate, inclusive of discrete items, was 37.7% for the three month period ended August 31, 2016.

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

15. DERIVATIVES AND HEDGING

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses in the condensed consolidated statements of operations, and it recognizes the unrealized gain or loss in other current assets or current liabilities. The notional values of the contracts as of August 31, 2016 and August 31, 2015 were $30.8 and $16.2, respectively. Unrealized losses of $0.8 and unrealized gains of $1.1 were recognized at August 31, 2016 and August 31, 2015, respectively, for the three month periods then ended.

16. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following as of the dates indicated:

	August 31, 2016	May 31, 2016	August 31, 2015
Accrued payroll, payroll taxes and benefits	$42.9	$44.9	$41.2
Accrued bonus and commissions	13.1	28.2	10.9
Accrued other taxes	25.4	30.4	21.6
Accrued advertising and promotions	31.9	35.7	29.8
Accrued insurance	8.0	7.7	7.8
Other accrued expenses	30.3	29.0	28.8
Total accrued expenses	$151.6	$175.9	$140.1

17. SUBSEQUENT EVENTS

The Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the second quarter of fiscal 2017. The dividend is payable on December 15, 2016 to shareholders of record as of the close of business on October 31, 2016.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenues from continuing operations in the quarter ended August 31, 2016 were $282.7 million, compared to $191.2 million in the prior fiscal year quarter, an increase of $91.5 million. The Company reported a net loss per basic and diluted share of $1.15 in the first quarter of fiscal 2017, compared to a net loss per basic and diluted share of $1.48 in the prior fiscal year quarter, which reflects both continuing and discontinued operations.

Revenues in the quarter ended August 31, 2016 increased in all three segments led by the trade channel sales of Harry Potter and the Cursed Child: Parts One and Two, which was released in late July. The first quarter of the fiscal year is not significant for book club and book fairs channels since most schools are not in session. The Education segment continued its strong performance, with momentum carrying over from the fourth quarter of the prior fiscal year, showing year-over-year sales gains in classroom books, including guided reading and summer reading programs, and classroom magazines. International businesses, especially the major markets of Canada, Australia and New Zealand, started the fiscal year with stronger trade channel revenues, particularly in Canada where the new Harry Potter title drove strong top line growth.

The Company's strategy to simplify the businesses and focus on core growth opportunities delivered strong results in the first quarter of fiscal 2017 with comparable year-over-year gains in all three segments. Trade publishing was the standout in the first fiscal quarter with the release of Harry Potter and the Cursed Child: Parts One and Two, the eighth story in the Harry Potter franchise, and, as anticipated, the Company recognized the most significant portion of the script book's sales in the first fiscal quarter. The Company is looking forward to the release of the Fantastic Beasts and Where to Find Them original screenplay by J.K. Rowling late in the second quarter of fiscal 2017, as well as licensed publishing related to the Fantastic Beasts film and the original Harry Potter movies. In the Education segment, the Company's customized curriculum solutions, favored by many schools as an engaging and effective alternative to basal reader textbooks, had double-digit growth in the first quarter of fiscal 2017. The International segment is also off to a good start to the fiscal year with both strong trade publishing in the major markets and better performance in Asia. The Company remains on track with the investment plan to create premium retail space and modernize its headquarters office space, as well as to improve technology systems to provide better information to serve the Company's U.S. and international customers more efficiently and at a lower cost.

Results of Operations – Consolidated

Revenues for the quarter ended August 31, 2016 increased to $282.7 million, compared to $191.2 million in the prior fiscal year quarter. The Children's Book Publishing and Distribution segment revenues increased $70.1 million, primarily driven by the release of Harry Potter and the Cursed Child: Parts One and Two. The Education segment revenues increased $4.8 million, primarily related to the Company's classroom books and literacy initiatives and classroom magazines. In local currencies, the International segment revenues increased $18.6 million, primarily driven by strong sales of the new Harry Potter title in Canada and local trade publishing in the other major markets. The Company's increased revenues were partially offset by unfavorable foreign exchange translation of $2.0 million.

Components of Cost of goods sold for the three months ended August 31, 2016 and August 31, 2015 are as follows:

	Three months ended
	August 31,		August 31,
	2016		2015
($ amounts in millions)	$	% of Revenue	$	% of Revenue
Product, service and production costs	$71.2	25.2%	$55.0	28.8%
Royalty costs	50.7	17.9%	15.6	8.2%
Prepublication and production amortization	5.7	2.0%	6.7	3.5%
Postage, freight, shipping, fulfillment and other	42.1	14.9%	37.2	19.4%
Total	$169.7	60.0%	$114.5	59.9%

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Cost of goods sold as a percentage of revenue for the quarter ended August 31, 2016 increased to 60.0%, compared to 59.9% in the prior fiscal year quarter. Higher cost of goods sold as a percentage of revenue was driven by royalty costs associated with higher sales of Harry Potter titles, partially offset by the favorable impact higher revenues had on fixed costs, lower variable fulfillment and lower postage, freight and shipping costs due to higher revenues per unit.

Selling, general and administrative expenses in the quarter ended August 31, 2016 increased to $166.6 million, compared to $145.7 million in the prior fiscal year quarter. The increase in expense is primarily driven by higher employee-related expenses and spending on strategic technology platforms and solutions. This was partially offset by lower severance expense of $0.9 million as there were no cost reduction programs in the current fiscal quarter and a reduction of $1.0 million due to a warehouse optimization project in the Company's book fairs operations in the prior fiscal year quarter. The Company has implemented a wage increase for hourly workers across most of its U.S. based operations and, as a result, will experience modestly increased costs in future periods.

Depreciation and amortization expenses in the quarter ended August 31, 2016 decreased to $9.5 million, compared to $10.5 million in the prior fiscal year quarter. The decrease was primarily attributable to the discontinuation of certain outdated technology platforms in previous fiscal years.

For the three month period ended August 31, 2016, net interest expense increased to $0.3 million, from $0.1 million in the prior fiscal year quarter. The increase was due to an increase in short-term borrowings on available lines of credit.

The Company’s effective tax rate for the first quarter of fiscal 2017 was 37.7%, compared to 38.6% in the prior fiscal year quarter. For the full year, the Company expects an effective tax rate, inclusive of discrete items, of approximately 42%.

Loss from continuing operations for the quarter ended August 31, 2016 improved by $9.4 million to $39.5 million, compared to a loss of $48.9 million in the prior fiscal year quarter. Loss from continuing operations per basic and diluted share of Class A Stock and Common Stock was $1.15 in the quarter ended August 31, 2016, compared to $1.46 in the prior fiscal year quarter.
Loss from discontinued operations, net of tax, for the quarter ended August 31, 2016 was $0.1 million, compared to a loss from discontinued operations, net of tax, of $0.5 million in the prior fiscal year quarter. The Company did not discontinue any operations in the quarter ended August 31, 2016.

Net loss for the quarter ended August 31, 2016 improved by $9.8 million to $39.6 million, compared to $49.4 million in the prior fiscal year quarter. Net loss per basic and diluted share of Class A Stock and Common Stock was $1.15 in the quarter ended August 31, 2016, compared to a net loss per basic and diluted share of $1.48 in the prior fiscal year quarter.

Results of Continuing Operations

Children’s Book Publishing and Distribution

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2016	2015	change	change
Revenues	$137.8	$67.7	$70.1	103.5%
Cost of goods sold	87.1	42.1	45.0	106.9%
Other operating expenses*	86.9	81.6	5.3	6.5%
Operating income (loss)	$(36.2)	$(56.0)	$19.8
Operating margin	—%	—%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Revenues for the quarter ended August 31, 2016 increased to $137.8 million, compared to $67.7 million in the prior fiscal year quarter. Trade channel revenues increased $69.6 million primarily driven by the sales of Harry Potter and the Cursed Child: Parts One and Two and the related increased demand for Harry Potter themed titles. In addition, continued sales of bestselling series, including Wings of Fire and Star Wars: Jedi Academy, plus new releases by acclaimed authors including Dog Man by Dav Pilkey and Ghosts by Raina Telgemeier, drove higher revenues. Revenues from the book fairs and book club channels were relatively flat, increasing $0.5 million when compared to the prior fiscal year quarter. Revenues from these channels generally are not significant in the first quarter as most schools are not in session.

Cost of goods sold for the quarter ended August 31, 2016 was $87.1 million, or 63% of revenues, compared to $42.1 million, or 62% of revenues, in the prior fiscal year quarter. The increase was due to the product mix and royalty costs associated with higher sales of Harry Potter titles. This increase was partially offset by the favorable impact higher revenues had on fixed costs, lower variable fulfillment and lower postage, freight and shipping due to higher revenues per unit shipped.

Other operating expenses of $86.9 million for the quarter ended August 31, 2016 increased compared to $81.6 million in the prior fiscal year quarter. The increase was primarily due to higher promotional spending in the trade channel due to the new Harry Potter title, which was partially offset by a reduction of $1.0 million in expenses due to a warehouse optimization project in the Company's book fairs operations in the prior fiscal year quarter.

Segment operating loss for the quarter ended August 31, 2016 improved to $36.2 million, compared to a loss of $56.0 million in the prior fiscal year quarter. This was primarily driven by the sales of Harry Potter titles, partially offset by higher Cost of goods sold and promotional spending. The segment generally experiences a loss in the first quarter as the school channels are incurring expenses for the upcoming school year, but do not yet have significant revenues.

Education

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2016	2015	change	change
Revenues	$55.2	$50.4	$4.8	9.5%
Cost of goods sold	21.9	21.7	0.2	0.9%
Other operating expenses*	37.7	33.0	4.7	14.2%
Operating income (loss)	$(4.4)	$(4.3)	$(0.1)
Operating margin	—%	—%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2016 increased to $55.2 million, compared to $50.4 million in the prior fiscal year quarter. Revenues from classroom books and literacy initiatives increased $6.6 million, primarily driven by classroom books, including guided reading and summer reading program sales. In addition, classroom magazines sales increased $1.3 million, primarily due to demand for materials for the upcoming U.S. presidential election. This was partially offset by lower sales in the Company's consumer magazines, primarily driven by fewer custom publishing programs when compared to the prior fiscal year quarter.

Cost of goods sold for the quarter ended August 31, 2016 was $21.9 million, or 40% of revenues, compared to $21.7 million, or 43% of revenues, in the prior fiscal year quarter. The reduction in Cost of goods sold as a percentage of revenues was primarily driven by favorable product mix as the higher classroom magazine sales carry higher margins.

Other operating expenses increased to $37.7 million for the quarter ended August 31, 2016, compared to $33.0 million in the prior fiscal year quarter. The increase was primarily due to higher marketing and promotional related expenses and additions to the sales management team intended to drive higher classroom books and

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

literacy initiatives revenues. In addition, the classroom magazines channel incurred higher operating expenses related to the sales of U.S. presidential election year materials.

Segment operating loss in the quarter ended August 31, 2016 increased by $0.1 million compared to the prior fiscal year quarter. This was primarily driven by higher marketing and promotional related expenses and higher operating expenses for classroom magazines. The Education segment generally experiences a loss in the first fiscal quarter of the fiscal year as the business incurs expenses for the upcoming school year, but has not yet realized significant revenues in relation to the cost.

International

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2016	2015	change	change
Revenues	$89.7	$73.1	$16.6	22.7%
Cost of goods sold	47.9	38.9	9.0	23.1%
Other operating expenses*	37.9	36.9	1.0	2.7%
Operating income (loss)	$3.9	$(2.7)	$6.6
Operating margin	4.3%	—%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended August 31, 2016 increased to $89.7 million, compared to $73.1 million in the prior fiscal year quarter. Total local currency revenues across the Company's foreign operations increased by $18.6 million when compared to the prior fiscal year quarter. Local currency revenues from Canada increased $9.8 million primarily due to the release of Harry Potter and the Cursed Child: Parts One and Two. In addition, local currency revenues from the Company's Asia operations coupled with the export and foreign rights channels increased $5.6 million primarily due to certain export sales related to Harry Potter and the Cursed Child: Parts One and Two, as well as strong performance in the Company's Malaysia operations. Local currency revenues from Australia and New Zealand increased $1.8 million, primarily due to continued demand for local titles within the Australia trade channel. Local currency revenues from the UK increased $1.4 million, primarily due to an increase in book fairs channel revenues driven by the prior fiscal year acquisition of a leading book fair provider in the UK. These increases were partially offset by $2.0 million in unfavorable foreign exchange translation.

Cost of goods sold for the quarter ended August 31, 2016 was $47.9 million, or 53% of revenues, compared to $38.9 million, or 53% of revenues, in the prior fiscal year quarter. Cost of goods sold as a percentage of revenues was relatively flat with higher royalty costs being offset by the favorable impact higher revenues have on fixed costs.

Other operating expenses for the quarter ended August 31, 2016 were $37.9 million, compared to $36.9 million in the prior fiscal year quarter. In local currencies, Other operating expenses increased by $2.0 million, primarily driven by bad debt expenses in Thailand due to current economic conditions.

Segment operating income for the quarter ended August 31, 2016 increased by $6.6 million, compared to a loss in the prior fiscal year quarter. This was primarily driven by the success of Harry Potter and the Cursed Child: Parts One and Two.

Overhead

Unallocated overhead expense for the quarter ended August 31, 2016 increased by $9.9 million to $26.4 million, from $16.5 million in the prior fiscal year quarter. The increase is primarily related to higher strategic technology spending on new enterprise-wide customer and content management systems and the migration to software as a service and cloud-based technology solutions as well as higher employee-related expenses due to higher medical claims experience and the impact of a wage improvement program at the shared services operation and higher facilities-related expenses. This was partially offset by $0.8 million lower severance expense.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $287.6 million at August 31, 2016, $399.7 million at May 31, 2016 and $250.3 million at August 31, 2015. Cash and cash equivalents held by the Company’s U.S. operations totaled $273.1 million at August 31, 2016, $385.3 million at May 31, 2016 and $234.9 million at August 31, 2015.

Cash used in operating activities was $105.5 million for the three months ended August 31, 2016, compared to cash used in operating activities of $291.7 million for the prior fiscal year quarter, representing a decrease in cash used in operating activities of $186.2 million. The decrease in cash used was primarily due to lower income tax payments of approximately $186 million related to the sale of the Ed Tech business.

Cash used in investing activities was $12.4 million for the three months ended August 31, 2016, compared to cash used in investing activities of $9.5 million in the prior fiscal year quarter, representing higher cash used in investing activities of $2.9 million. Higher capital spending in the quarter ended August 31, 2016 resulted in a use of cash of $4.6 million partially offset by cash released from the escrow established in connection with the sale of the Ed Tech business of $2.4 million. The Company expects increased spending in the current and future fiscal years for strategic technology initiatives and the investment plan to create premium retail space and modernize the Company's headquarters office space.

Cash provided by financing activities was $5.8 million for the three months ended August 31, 2016, compared to cash provided by financing activities of $45.3 million for the prior fiscal year quarter, representing a decrease in cash provided by financing activities of $39.5 million. The Company experienced lower proceeds pursuant to employee stock plans of $24.9 million in the three months ended August 31, 2016 and fewer cash collections under the transition services agreement of $16.5 million, partially offset by higher short-term credit facility net borrowings of $6.8 million.

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

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including pension contributions, dividends, currently authorized common share repurchases, debt service, planned capital expenditures and other investments. As of August 31, 2016, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $287.6 million, cash from operations, and funding available under the Revolving Loan totaling approximately $425.0 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Additionally, the Company has short-term credit facilities of $47.7 million, less current borrowings of $12.1 million and commitments of $4.9 million, resulting in $30.7 million of current availability at August 31, 2016. Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Financing

Loan Agreement

There were no outstanding borrowings under the Loan Agreement as of August 31, 2016. For a more complete description of the Company’s Loan Agreement, see Note 4 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements.”

New Accounting Pronouncements

Reference is made to Note 1 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (“SEC”) filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, plans, ecommerce and digital initiatives, new product introductions, strategies, new education standards, goals, revenues, improved efficiencies, general costs, manufacturing costs, medical costs, potential cost savings, wage and merit pay, operating margins, working capital, liquidity, capital needs, the cost and timing of capital projects, interest costs, cash flows and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in the Annual Report and other risks and factors identified from time to time in the Company’s filings with the SEC. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of August 31, 2016. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of August 31, 2016:

($ amounts in millions)	Fiscal Year Maturity
	2017 (1)	2018	2019	2020	2021	Thereafter	Total	Fair Value @ 08/31/2016
Debt Obligations
Lines of Credit and current portion of long-term debt	$12.1	$—	$—	$—	$—	$—	$12.1	$12.1
Average interest rate	4.1%	—	—	—	—	—

(1)	Fiscal 2017 includes the remaining nine months of the current fiscal year ending May 31, 2017.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of August 31, 2016, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

SCHOLASTIC CORPORATION
(Registrant)

Date: September 23, 2016	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board, President and Chief Executive Officer

Date: September 23, 2016	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED AUGUST 31, 2016
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