Form 10-Q
period 2016-11-30
SCHOLASTIC CORP
filed 2016-12-16
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2016	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of November 30, 2016

Common Stock, $.01 par value	32,832,399
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2016	2015	2016	2015
Revenues	$623.1	$601.8	$905.8	$793.0
Operating costs and expenses:
Cost of goods sold	271.3	257.1	441.0	371.6
Selling, general and administrative expenses (exclusive of depreciation and amortization)	230.8	229.0	397.4	374.7
Depreciation and amortization	9.6	10.6	19.1	21.1
Total operating costs and expenses	511.7	496.7	857.5	767.4
Operating income (loss)	111.4	105.1	48.3	25.6
Interest income (expense), net	(0.4)	(0.5)	(0.7)	(0.6)
Gain (loss) on investments	—	2.2	—	2.2
Earnings (loss) from continuing operations before income taxes	111.0	106.8	47.6	27.2
Provision (benefit) for income taxes	43.1	41.6	19.2	10.9
Earnings (loss) from continuing operations	67.9	65.2	28.4	16.3
Earnings (loss) from discontinued operations, net of tax	0.0	(0.3)	(0.1)	(0.8)
Net income (loss)	$67.9	$64.9	$28.3	$15.5
Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic:
Earnings (loss) from continuing operations	$1.96	$1.90	$0.82	$0.48
Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.01)	$(0.00)	$(0.02)
Net income (loss)	$1.96	$1.89	$0.82	$0.46
Diluted:
Earnings (loss) from continuing operations	$1.92	$1.85	$0.81	$0.47
Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.01)	$(0.01)	$(0.03)
Net income (loss)	$1.92	$1.84	$0.80	$0.44
Dividends declared per Class A and Common Share	$0.15	$0.15	$0.30	$0.30

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended November 30,		Six months ended November 30,
	2016	2015	2016	2015
Net income (loss)	$67.9	$64.9	$28.3	$15.5
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(5.1)	(0.9)	(7.0)	(8.2)
Pension and post-retirement adjustments (net of tax)	0.7	0.8	1.4	1.5
Total other comprehensive income (loss)	$(4.4)	$(0.1)	$(5.6)	$(6.7)
Comprehensive income (loss)	$63.5	$64.8	$22.7	$8.8

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	November 30, 2016	May 31, 2016	November 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$442.9	$399.7	$360.9
Restricted cash held in escrow	—	9.9	24.7
Accounts receivable, net	281.6	196.3	252.2
Inventories, net	348.3	271.2	332.0
Deferred income taxes	—	—	81.2
Prepaid expenses and other current assets	59.8	72.5	59.1
Current assets of discontinued operations	0.4	0.5	0.6
Total current assets	1,133.0	950.1	1,110.7
Property, plant and equipment, net	446.1	437.6	438.9
Prepublication costs, net	42.7	41.8	48.9
Royalty advances, net	43.0	44.0	41.7
Goodwill	116.2	116.2	116.2
Noncurrent deferred income taxes	69.0	68.5	5.6
Other assets and deferred charges	57.5	54.9	61.2
Total noncurrent assets	774.5	763.0	712.5
Total assets	$1,907.5	$1,713.1	$1,823.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$7.3	$6.3	$12.0
Accounts payable	216.4	138.2	207.8
Accrued royalties	71.4	31.6	36.9
Deferred revenue	81.9	23.5	74.7
Other accrued expenses	178.3	175.9	162.9
Accrued income taxes	4.0	1.6	3.5
Current liabilities of discontinued operations	0.1	1.2	1.6
Total current liabilities	559.4	378.3	499.4
Noncurrent Liabilities:
Other noncurrent liabilities	72.9	77.2	75.7
Total noncurrent liabilities	72.9	77.2	75.7

Commitments and Contingencies (see Note 5)

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $0.01 par value	0.0	0.0	0.0
Common Stock, $0.01 par value	0.4	0.4	0.4
Additional paid-in capital	602.1	600.7	600.7
Accumulated other comprehensive income (loss)	(92.3)	(86.7)	(83.7)
Retained earnings	1,077.7	1,059.8	1,045.1
Treasury stock at cost	(312.7)	(316.6)	(314.4)
Total stockholders’ equity	1,275.2	1,257.6	1,248.1
Total liabilities and stockholders’ equity	$1,907.5	$1,713.1	$1,823.2

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Six months ended November 30,
	2016	2015
Cash flows - operating activities:
Net income (loss)	28.3	15.5
Earnings (loss) from discontinued operations, net of tax	(0.1)	(0.8)
Earnings (loss) from continuing operations	28.4	16.3
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	7.7	5.8
Provision for losses on inventory	7.4	9.1
Provision for losses on royalty advances	2.2	1.7
Amortization of prepublication and production costs	11.7	13.8
Depreciation and amortization	19.3	21.3
Amortization of pension and post-retirement actuarial gains and losses	2.1	2.2
Deferred income taxes	(0.6)	0.3
Stock-based compensation	7.1	6.5
Income from equity investments	(4.9)	(2.4)
(Gain) loss on investments	—	(2.2)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(96.6)	(68.7)
Inventories	(87.7)	(86.1)
Prepaid expenses and other current assets	7.4	(19.3)
Deferred promotion costs	(3.1)	(3.4)
Royalty advances	(1.6)	(4.4)
Accounts payable	76.1	46.1
Other accrued expenses	3.6	(9.5)
Accrued income taxes	2.5	(150.9)
Accrued royalties	40.4	10.5
Deferred revenue	58.5	53.5
Pension and post-retirement liabilities	(3.1)	(2.6)
Other noncurrent liabilities	(1.4)	(1.8)
Other, net	(0.1)	(3.0)
Total adjustments	46.9	(183.5)
Net cash provided by (used in) operating activities of continuing operations	75.3	(167.2)
Net cash provided by (used in) operating activities of discontinued operations	(1.1)	(10.8)
Net cash provided by (used in) operating activities	74.2	(178.0)

Cash flows - investing activities:
Prepublication and production expenditures	(13.0)	(11.4)
Additions to property, plant and equipment	(19.5)	(12.0)
Other investment and acquisition-related payments	(0.4)	(3.7)
Proceeds from the sale of investments	—	3.3
Net cash provided by (used in) investing activities of continuing operations	(32.9)	(23.8)
Changes in restricted cash held in escrow for discontinued assets	9.9	9.8
Net cash provided by (used in) investing activities	(23.0)	(14.0)

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Six months ended November 30,
	2016	2015
Cash flows - financing activities:
Borrowings under lines of credit	24.8	32.5
Repayments of lines of credit	(22.6)	(26.2)
Repayment of capital lease obligations	(0.6)	(0.3)
Reacquisition of common stock	(6.0)	—
Proceeds pursuant to stock-based compensation plans	7.6	33.7
Payment of dividends	(10.4)	(10.2)
Net collections (remittances) under transition services agreement	0.3	12.9
Other	(0.7)	4.4
Net cash provided by (used in) financing activities	(7.6)	46.8
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.7)
Net increase (decrease) in cash and cash equivalents	43.2	(145.9)
Cash and cash equivalents at beginning of period	399.7	506.8
Cash and cash equivalents at end of period	$442.9	$360.9

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

Use of estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Regulation S-X. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to:

•	Accounts receivable reserves for returns

•	Accounts receivable allowance for doubtful accounts

•	Pension and other post-retirement obligations

•	Uncertain tax positions

•	Inventory reserves

•	Cost of goods sold from book fair operations during interim periods determined based on estimated gross profit rates

•	Sales taxes

•	Royalty advance reserves

•	Customer reward programs

•	Impairment testing for goodwill for assessment and measurement, and other long-lived assets and investments

•	Assets and liabilities acquired in business combinations.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

New Accounting Pronouncements

ASU 2016-16
In October 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (the "ASU") 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” The ASU removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The ASU, which is part of the FASB’s simplification initiative, is intended to reduce the complexity and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property.

The ASU will be effective for the Company in the first quarter of fiscal 2019. The Company is evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

ASU 2016-18 and ASU 2016-15
In November 2016 and August 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash and ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the FASB Emerging Issues Task Force), respectively, which address specific statement of cash flows classification issues.

The ASUs will be effective for the Company in the first quarter of fiscal 2019. The Company is evaluating the impact of these ASUs on its cash flows.

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

During the six month period ended November 30, 2016, the Company did not dispose of any new components of the business that would meet the criteria for discontinued operations reporting.

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

As of November 30, 2016, the Company had adequately fulfilled all service requirements and there were no hold backs from the escrow for breaches of representations and warranties or other claims. Accordingly, the remaining $5.0 was released in the second quarter of fiscal 2017 from Restricted cash held in escrow in accordance with the escrow agreement between the purchaser and the Company.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table summarizes the operating results of the discontinued operations:

	Three months ended November 30,		Six months ended November 30,
	2016	2015	2016	2015
Revenues	$0.1	$0.2	$0.2	$0.3
Operating costs and expenses	0.1	0.6	0.4	1.6
Interest income (expense)	0.0	0.1	0.0	0.1
Earnings (loss) before income taxes	$0.0	$(0.3)	$(0.2)	$(1.2)
Provision (benefit) for income taxes	(0.0)	(0.0)	(0.1)	(0.4)
Earnings (loss) from discontinued operations, net of tax	$0.0	$(0.3)	$(0.1)	$(0.8)

The following table sets forth the assets and liabilities of the discontinued operations included in the condensed consolidated balance sheets of the Company:

	November 30, 2016	May 31, 2016	November 30, 2015
Accounts receivable, net	$0.0	$0.0	$0.1
Prepaid expenses and other current assets	0.4	0.5	0.5
Current assets of discontinued operations	$0.4	$0.5	$0.6

Accounts payable	—	0.0	—
Accrued royalties	0.0	0.0	0.1
Deferred revenue	—	—	0.1
Other accrued expenses	0.1	1.2	1.4
Current liabilities of discontinued operations	$0.1	$1.2	$1.6

As of November 30, 2016, May 31, 2016 and November 30, 2015, assets and liabilities of discontinued operations primarily related to insignificant continuing cash flows from passive activities.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Three months ended November 30, 2016
Revenues	$432.5	$71.1	$—	$503.6	$119.5	$623.1
Bad debt	1.9	0.6	—	2.5	2.3	4.8
Depreciation and amortization (2)	5.7	2.1	5.7	13.5	2.0	15.5
Segment operating income (loss)	121.1	8.7	(34.9)	94.9	16.5	111.4
Expenditures for long-lived assets including royalty advances	11.4	2.4	6.1	19.9	3.2	23.1
Three months ended November 30, 2015
Revenues	$413.7	$72.4	$—	$486.1	$115.7	$601.8
Bad debt	2.1	1.2	—	3.3	1.0	4.3
Depreciation and amortization (2)	7.2	3.4	4.9	15.5	2.1	17.6
Segment operating income (loss)	110.4	10.4	(27.2)	93.6	11.5	105.1
Expenditures for long-lived assets including royalty advances	10.5	1.8	3.5	15.8	6.2	22.0

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Six months ended November 30, 2016
Revenues	$570.3	$126.3	$—	$696.6	$209.2	$905.8
Bad debt expense	3.2	0.5	—	3.7	4.0	7.7
Depreciation and amortization (2)	11.3	4.1	11.4	26.8	4.0	30.8
Segment operating income (loss)	84.9	4.3	(61.3)	27.9	20.4	48.3
Segment assets at November 30, 2016	552.1	164.5	918.5	1,635.1	272.0	1,907.1
Goodwill at November 30, 2016	40.9	65.4	—	106.3	9.9	116.2
Expenditures for long-lived assets including royalty advances	37.3	5.0	14.6	56.9	6.0	62.9
Long-lived assets at November 30, 2016	142.4	83.0	389.5	614.9	66.3	681.2
Six months ended November 30, 2015
Revenues	$481.4	$122.8	$—	$604.2	$188.8	$793.0
Bad debt expense	2.5	1.2	—	3.7	2.1	5.8
Depreciation and amortization (2)	14.4	6.7	9.7	30.8	4.1	34.9
Segment operating income (loss)	54.4	6.1	(43.7)	16.8	8.8	25.6
Segment assets at November 30, 2015	510.4	162.7	878.0	1,551.1	271.5	1,822.6
Goodwill at November 30, 2015	40.9	65.4	—	106.3	9.9	116.2
Expenditures for long-lived assets including royalty advances	20.3	3.5	8.2	32.0	8.2	40.2
Long-lived assets at November 30, 2015	144.1	88.8	378.5	611.4	69.7	681.1

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

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets and prepublication and production costs.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

4. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	November 30, 2016	May 31, 2016	November 30, 2015
Loan Agreement:
Revolving Loan (interest rates of n/a)	$—	$—	$—
Unsecured short term lines of credit (weighted average interest rates of 4.1%, 4.4% and 3.3%, respectively)	7.3	6.3	12.0
Total debt	$7.3	$6.3	$12.0

The fair value of the Company's debt approximates the carrying value for all periods presented.

2017
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

As of November 30, 2016, the indicated spread on Base Rate Advances was 0.18% and the indicated spread on Eurodollar Rate Advances was 1.18%, both based on the Company’s prevailing consolidated debt to total capital ratio.

The Loan Agreement also provides for the payment of a facility fee ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At November 30, 2016, the facility fee rate was 0.20%.

As of November 30, 2016, the Company had no outstanding borrowings under the Loan Agreement. At November 30, 2016, the Company had open standby letters of credit totaling $0.4 under the Loan Agreement. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at November 30, 2016, the Company was in compliance with these covenants.

Lines of Credit

As of November 30, 2016, the Company had domestic unsecured money market bid rate credit lines totaling $25.0. There were no outstanding borrowings under these credit lines at November 30, 2016, May 31, 2016 or November 30, 2015. At November 30, 2016, the Company had open standby letters of credit totaling $4.9 under the domestic unsecured money market bid rate credit lines. As of November 30, 2016, availability under these unsecured money market bid rate credit lines totaled $20.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

As of November 30, 2016, the Company had equivalent local currency credit lines totaling $27.9. Outstanding borrowings under these lines of credit totaled $7.3, $6.3 and $12.0 at November 30, 2016, May 31, 2016 and November 30, 2015, respectively. As of November 30, 2016, the equivalent amounts available totaled $20.6, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

5. COMMITMENTS AND CONTINGENCIES

Various claims and lawsuits arising in the normal course of business are pending against the Company. The Company accrues a liability for such matters when it is probable that a liability has occurred and the amount of such liability can be reasonably estimated. When only a range can be estimated, the most probable amount in the range is accrued unless no amount within the range is a better estimate than any other amount, in which case the minimum amount in the range is accrued. Legal costs associated with litigation loss contingencies are expensed in the period in which they are incurred. The Company does not expect, in the case of those various claims and lawsuits arising in the normal course of business where a loss is considered probable or reasonably possible, that the reasonably possible losses from such claims and lawsuits (either individually or in the aggregate) would have a material adverse effect on the Company’s consolidated financial position or results of operations. See Note 14, "Income Taxes and Other Taxes," for further discussion.

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the three and six month periods ended November 30, 2016 and November 30, 2015, respectively:

	Three months ended November 30,		Six months ended November 30,
	2016	2015	2016	2015
Earnings (loss) from continuing operations attributable to Class A and Common Shares	$67.8	$65.1	$28.3	$16.3
Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	0.0	(0.3)	(0.1)	(0.8)
Net income (loss) attributable to Class A and Common Shares	$67.8	$64.8	$28.2	$15.5
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	34.5	34.2	34.5	33.8
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.7	0.9	0.7	1.0
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	35.2	35.1	35.2	34.8
Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$1.96	$1.90	$0.82	$0.48
Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.01)	$(0.00)	$(0.02)
Net income (loss)	$1.96	$1.89	$0.82	$0.46
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$1.92	$1.85	$0.81	$0.47
Earnings (loss) from discontinued operations, net of tax	$0.00	$(0.01)	$(0.01)	$(0.03)
Net income (loss)	$1.92	$1.84	$0.80	$0.44

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table sets forth Options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	November 30, 2016	November 30, 2015
Options outstanding pursuant to stock-based compensation plans (in millions)	3.3	3.4

Earnings from continuing operations exclude earnings of $0.1 and $0.1 for the three and six months ended November 30, 2016, respectively, and $0.1 and less than $0.1 for the three and six months ended November 30, 2015, respectively, attributable to participating Restricted Stock Units (“RSUs”).

In a period in which the Company reports a discontinued operation, Earnings (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive. Potentially dilutive shares outstanding pursuant to compensation plans that were not included in the diluted earnings per share calculation because they were anti-dilutive were 0.7 million as of November 30, 2016.

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

As of November 30, 2016, $39.5 remained available for future purchases of common shares under the current repurchase authorization of the Board of Directors (the "Board"). See Note 11, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

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

The following table summarizes the activity in Goodwill for the periods indicated:

	Six months ended November 30, 2016	Twelve months ended May 31, 2016	Six months ended November 30, 2015
Beginning balance	$116.2	$116.3	$116.3
Foreign currency translation	(0.0)	(0.1)	(0.1)
Total goodwill	$116.2	$116.2	$116.2
Accumulated goodwill impairment losses totaled $39.6 as of November 30, 2016, May 31, 2016 and November 30, 2015. There were no goodwill impairment losses during the six months ended November 30, 2016 and 2015.

The following table summarizes the activity in other intangibles included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets for the periods indicated:

	Six months ended November 30, 2016	Twelve months ended May 31, 2016	Six months ended November 30, 2015
Beginning balance other intangibles subject to amortization	$4.7	$4.7	$4.7
Additions	0.2	2.4	2.4
Amortization expense	(1.2)	(2.2)	(1.1)
Foreign currency translation	(0.2)	(0.2)	—
Total other intangibles subject to amortization, net of accumulated amortization of $20.7,$19.5 and $18.4, respectively	$3.5	$4.7	$6.0
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$5.6	$6.8	$8.1

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

In the first quarter of fiscal 2017, the Company purchased a U.S. based book fair business resulting in the recognition of $0.2 of amortizable intangible assets. In fiscal 2016, the Company purchased a U.S. based book fair business and a UK based book fair business resulting in the Company recognizing $0.5 and $1.9 of amortizable intangible assets, respectively.

Amortization expense for total other intangibles was $1.2 and $1.1 for the six months ended November 30, 2016 and 2015, respectively. Intangible assets with definite lives consist principally of customer lists, trademark and tradename rights and other agreements. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 3.6 years.

8. INVESTMENTS

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $27.4, $26.2 and $27.2 at November 30, 2016, May 31, 2016 and November 30, 2015, respectively.

The Company's 48.5% equity interest in Make Believe Ideas Limited (MBI), a UK-based children's book publishing company, is accounted for using the equity method of accounting. Under the purchase agreement, and subject to its provisions, the Company will purchase the remaining outstanding shares in MBI following the completion of MBI's accounts for the calendar year 2018. The remaining controlling interest is held by a single third party and therefore the Company accounted for the investment using the equity method of accounting. The net carrying value of this investment was $8.1, $8.0 and $8.2 at November 30, 2016, May 31, 2016 and November 30, 2015, respectively.

The Company’s 26.2% non-controlling interest in another children’s book publishing business located in the UK is accounted for using the equity method of accounting. The net carrying value of this investment was $19.3, $18.1 and $19.0 at November 30, 2016, May 31, 2016 and November 30, 2015, respectively.

The Company sold a cost method investment in China and received proceeds of $3.3 resulting in a pretax gain of $2.2 in the three and six months ended November 30, 2015.

The Company has other equity and cost method investments that had a net carrying value of $0.0, $0.1 and $0.0 at November 30, 2016, May 31, 2016 and November 30, 2015, respectively.

Income from equity investments reported in "Selling, general and administrative expenses" in the condensed consolidated statements of operations totaled $4.9 and $2.4 for the six months ended November 30, 2016 and November 30, 2015, respectively.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Pension Plan		Post-Retirement Benefits
	Three months ended November 30,		Three months ended November 30,
	2016	2015	2016	2015
Components of net periodic cost (credit):
Service cost	$—	$—	$0.0	$0.0
Interest cost	1.1	1.6	0.3	0.4
Expected return on assets	(1.8)	(2.0)	—	—
Net amortization of prior service credit	—	—	—	(0.0)
Amortization of (gain) loss	0.5	0.4	0.6	0.8
Net periodic cost (credit)	$(0.2)	$0.0	$0.9	$1.2

	Pension Plans		Post-Retirement Benefits
	Six months ended November 30,		Six months ended November 30,
	2016	2015	2016	2015
Components of net periodic cost (credit):
Service cost	$—	$—	$0.0	$0.0
Interest cost	2.2	3.1	0.6	0.7
Expected return on assets	(3.6)	(3.9)	—	—
Net amortization of prior service credit	—	—	—	(0.0)
Amortization of (gain) loss	0.9	0.8	1.2	1.4
Net periodic cost (credit)	$(0.5)	$0.0	$1.8	$2.1

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the six months ended November 30, 2016, the Company made no contribution to the U.S. Pension Plan and contributed $0.5 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.1 to the Pension Plans for the fiscal year ending May 31, 2017.

In the current fiscal year, the U.S. Pension Plan's funding status is sufficient to allow participants to receive "lump sum" payments at the participant's request. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation when paid. If these requests exceed $3.2 in the current fiscal year, the Company will recognize a settlement charge related to net unrecognized pension benefit costs in respect of the lump sum benefit payments made. For the six months ended November 30, 2016, the Company made $1.5 of lump sum benefit payments to vested plan participants.

On July 20, 2016, the Board approved the termination of the U.S. Pension Plan, in which all benefit accruals were previously frozen as of June 1, 2009. Based on the Plan’s current funded status and the frozen benefit, it was determined that the on-going costs of maintaining the Plan were growing at a greater rate than the benefit delivered to the Company’s employees and former employees. An application was filed with the Internal Revenue Service (the "IRS") for an advance determination as to whether the Plan meets the qualification requirements of Internal Revenue Code section 401(a). Upon approval of the IRS and the Pension Benefit Guaranty Corporation, the assets of the Plan will be distributed either via a lump sum payment to each eligible active and deferred vested participant or to another qualified retirement plan established on the participant's behalf, or via an annuity contract underwritten by a highly rated insurance company. All participants currently receiving a periodic benefit will continue to receive their benefit payments without disruption. The Company expects that the process for terminating the pension plan, which involves several regulatory steps and approvals, will take approximately 15 to 21 months.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

10. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended November 30,		Six months ended November 30,
	2016	2015	2016	2015
Stock option expense	$4.3	$3.8	$5.1	$4.4
Restricted stock unit expense	0.7	0.7	1.4	1.4
Management stock purchase plan	0.4	0.6	0.4	0.6
Employee stock purchase plan	0.1	0.0	0.2	0.1
Total stock-based compensation expense	$5.5	$5.1	$7.1	$6.5

The following table sets forth Common Stock issued pursuant to stock-based compensation plans as of the dates indicated:

	Three months ended November 30,		Six months ended November 30,
	2016	2015	2016	2015
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.1	0.2	0.3	1.2

11. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

The table below represents the current Board authorization:

Amount
July 2015	50.0
Less repurchases made under the authorization as of November 30, 2016	(10.5)
Remaining Board authorization at November 30, 2016	$39.5

On July 22, 2015, the Board authorized $50.0 for the share buy-back program, to be funded with available cash. Repurchases of Common Stock made were $6.0 during the three and six months ended November 30, 2016, respectively. The Company’s repurchase program may be suspended at any time without prior notice.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	Six months ended November 30, 2016
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance	$(40.0)	$(46.7)	$(86.7)
Other comprehensive income (loss) before reclassifications	(7.0)	—	$(7.0)
Less: amount reclassified from Accumulated other comprehensive income (loss)	—	1.4	1.4
Other comprehensive income (loss)	(7.0)	1.4	(5.6)
Ending balance	$(47.0)	$(45.3)	$(92.3)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Six months ended November 30, 2015
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance	$(31.9)	$(45.1)	$(77.0)
Other comprehensive income (loss) before reclassifications	(8.2)	—	$(8.2)
Less: amount reclassified from Accumulated other comprehensive income (loss)	—	1.5	1.5
Other comprehensive income (loss)	(8.2)	1.5	(6.7)
Ending balance	$(40.1)	$(43.6)	$(83.7)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended November 30,		Six months ended November 30,		Affected line items in the condensed consolidated statements of operations
	2016	2015	2016	2015
Employee benefit plans:
Amortization of prior service cost (credit)	$—	$(0.0)	$—	$(0.0)	Selling, general and administrative
Amortization of unrecognized gain (loss) included in net periodic cost (credit)	1.1	1.2	2.1	2.2	Selling, general and administrative
Less: Tax effect	(0.4)	(0.4)	(0.7)	(0.7)	Income tax expense (benefit)
Total expense, net of tax	$0.7	$0.8	$1.4	$1.5

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

The Company’s annual effective tax rate, exclusive of discrete items, unbenefitted foreign losses, and release of associated valuation allowances, used to calculate the interim tax provision is expected to be approximately 38.9%. The interim effective tax rate, inclusive of discrete items, was 38.8% and 40.3% for the three and six month periods ended November 30, 2016, respectively.

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities.

The Company is currently under audit by the IRS for the fiscal year ended May 31, 2014. New York City concluded the examination for fiscal years ended May 31, 2008, 2009 and 2010 during the second fiscal quarter ended November 30, 2016. If the tax examination currently under audit is concluded within the next six months, the Company will make any necessary adjustments to its unrecognized tax benefits.

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

The State of Wisconsin has assessed Scholastic Book Fairs, Inc. (“SBF”), a wholly owned subsidiary of the Company, $5.4, exclusive of penalties and interest, for sales tax in fiscal years 2004 through 2014. Based upon the facts and circumstances and the relevant laws in the State of Wisconsin, the Company does not believe these assessments are merited and has elected to litigate these assessments. While the Company believes it will prevail in this litigation and accordingly has not recognized a liability for these assessments, the results of

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

litigation cannot be assured and it is reasonably possible that SBF could be found liable for all or a portion of the amounts assessed.

15. DERIVATIVES AND HEDGING

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses in the condensed consolidated statements of operations, and it recognizes the unrealized gain or loss in other current assets or current liabilities. The notional values of the contracts as of November 30, 2016 and November 30, 2015 were $30.5 and $32.3, respectively. Unrealized losses of less than $0.1 and unrealized gains of $0.9 were recognized at November 30, 2016 and November 30, 2015, respectively, for the six month periods then ended.

16. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following as of the dates indicated:

	November 30, 2016	May 31, 2016	November 30, 2015
Accrued payroll, payroll taxes and benefits	$49.3	$44.9	$39.5
Accrued bonus and commissions	19.3	28.2	16.8
Accrued other taxes	33.9	30.4	31.4
Accrued advertising and promotions	37.3	35.7	39.1
Accrued insurance	7.8	7.7	7.5
Other accrued expenses	30.7	29.0	28.6
Total accrued expenses	$178.3	$175.9	$162.9

17. SUBSEQUENT EVENTS

The Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the third quarter of fiscal 2017. The dividend is payable on March 15, 2017 to shareholders of record as of the close of business on January 31, 2017.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenues from continuing operations in the quarter ended November 30, 2016 were $623.1 million, compared to $601.8 million in the prior fiscal year quarter, an increase of $21.3 million. The Company reported net income per diluted share of $1.92 in the second quarter of fiscal 2017, compared to net income per diluted share of $1.84 in the prior fiscal year quarter, which reflects both continuing and discontinued operations.

Second fiscal quarter results were driven by revenue growth in the Company's trade channels in the U.S. and Canada, primarily on the strength of new Harry Potter-related publishing. Strong sales gains in the Company's international major market operations, particularly in trade, clubs and fairs, led to a 43% increase in international profits in the current fiscal quarter.

The Company's trade publishing had exceptionally good performance in the second fiscal quarter, with a number of best-selling frontlist titles and new Harry Potter releases, including the original screenplay book for Fantastic Beasts and Where to Find Them™ and Harry Potter and the Chamber of Secrets: The Illustrated Edition, as well as stronger children's book results in the international major markets. In the U.S., the Company's plan for level revenue and higher profits in book fairs is on track for the full fiscal year. In book clubs, where the Company reduced catalog mailings in the current fiscal quarter, revenues were lower than expected, although the Company was successful in trimming costs to protect profitability. The Company is now expanding mailings of higher performing catalogs and anticipates improved club revenue in the second half of the fiscal year. The Company is also well positioned for continued share gains in the education business, as the Company meets the growing demand for children's literature as a core instructional resource, coupled with professional services and research-based instructional strategies that resonate in today's schools.

Results of Operations – Consolidated

Revenues for the quarter ended November 30, 2016 increased to $623.1 million, compared to $601.8 million in the prior fiscal year quarter. The Children's Book Publishing and Distribution segment revenues increased $18.8 million, primarily driven on the strength of Harry Potter publishing, frontlist and backlist, including the new screenplay of the Fantastic Beasts and Where to Find Them film released in November 2016. The Education segment revenues decreased $1.3 million, primarily driven by lower consumer magazines sales of custom publishing programs, partially offset by higher sales from classroom books and literacy initiatives. In local currencies, the International segment revenues increased $6.6 million, primarily driven by the strength of new Harry Potter publishing in Canada and certain export markets, as well as sales gains in trade, clubs and fairs in the Company's major international markets. The Company's increased international revenues were partially offset by unfavorable foreign exchange translation of $2.8 million.

Revenues for the six month period ended November 30, 2016 increased to $905.8 million, compared to $793.0 million in the prior fiscal year period. The Children's Book Publishing and Distribution segment revenues increased $88.9 million, primarily driven on the strength of original Harry Potter publishing, frontlist and backlist, including Harry Potter and the Cursed Child, Parts One and Two, as well as the new screenplay of the Fantastic Beasts and Where to Find Them film released in November 2016. The Education segment revenues increased $3.5 million, primarily related to the Company's classroom books and literacy initiatives and classroom magazines. In local currencies, the International segment revenues increased $25.2 million, primarily driven by the strength of new Harry Potter publishing in Canada and certain export markets, as well as sales gains in trade, clubs and fairs in the Company's major international markets. The Company's increased international revenues were partially offset by unfavorable foreign exchange translation of $4.8 million.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Components of Cost of goods sold for the three and six months ended November 30, 2016 and November 30, 2015 are as follows:

	Three months ended				Six months ended
	November 30,		November 30,		November 30,		November 30,
	2016		2015		2016		2015
($ amounts in millions)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Product, service and production costs	$151.1	24.2%	$154.6	25.7%	$222.3	24.5%	$209.6	26.4%
Royalty costs	46.6	7.5%	29.9	5.0%	97.3	10.7%	45.5	5.7%
Prepublication and production amortization	5.9	0.9%	6.9	1.1%	11.6	1.3%	13.6	1.7%
Postage, freight, shipping, fulfillment and other	67.7	10.9%	65.7	10.9%	109.8	12.2%	102.9	13.1%
Total	$271.3	43.5%	$257.1	42.7%	$441.0	48.7%	$371.6	46.9%

Cost of goods sold as a percentage of revenue for the quarter ended November 30, 2016 increased to 43.5%, compared to 42.7% in the prior fiscal year quarter. Higher cost of goods sold as a percentage of revenue was driven by royalty costs associated with higher sales of Harry Potter titles, partially offset by the favorable impact higher revenues had on fixed costs coupled with favorable product mix.

Cost of goods sold as a percentage of revenue for the six months ended November 30, 2016 increased to 48.7%, compared to 46.9% in the prior fiscal year period. Higher cost of goods sold as a percentage of revenue was driven by royalty costs associated with higher sales of Harry Potter titles, partially offset by the favorable impact higher revenues had on fixed costs coupled with favorable product mix.

Selling, general and administrative expenses in the quarter ended November 30, 2016 increased to $230.8 million, compared to $229.0 million in the prior fiscal year quarter. The increase in expense was driven by the impact of the wage improvement program for employees in the U.S. distribution centers, higher spending on strategic technology platforms and solutions, higher facilities-related expenses and higher severance expense of $2.4 million related to cost saving initiatives. This was partially offset by lower book club channel promotion and catalog costs and a reduction of $0.5 million due to a warehouse optimization project in the Company's book fairs operations in the prior fiscal year quarter.

Selling, general and administrative expenses in the six months ended November 30, 2016 increased to $397.4 million, compared to $374.7 million in the prior fiscal year period. The increase in expense was primarily driven by the impact of the wage improvement program for employees in the U.S. distribution centers, higher employee-related expenses, higher severance expense of $1.0 million related to cost reduction programs and higher spending on strategic technology platforms and solutions. This was partially offset by lower book club channel promotion and catalog costs and a reduction of $1.5 million due to a warehouse optimization project in the Company's book fairs operations in the prior fiscal year period.

Depreciation and amortization expenses in the quarter ended November 30, 2016 decreased to $9.6 million, compared to $10.6 million in the prior fiscal year quarter. The decrease was primarily attributable to the prior fiscal year impairment of certain outdated technology platforms.

Depreciation and amortization expenses in the six months ended November 30, 2016 decreased to $19.1 million, compared to $21.1 million in the prior fiscal year period. The decrease was primarily attributable to the prior fiscal year impairment of certain outdated technology platforms.

For the three month period ended November 30, 2016, net interest expense decreased to $0.4 million, from $0.5 million in the prior fiscal year quarter. For the six month period ended November 30, 2016, net interest expense increased to $0.7 million, from $0.6 million in the prior fiscal year period. The relatively flat net interest expense in both periods is driven by the absence of long-term debt. Net interest expense is driven by changes in short-term borrowings on available lines of credit.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

The Company’s effective tax rate for the second quarter of fiscal 2017 was 38.8%, compared to 39.0% in the prior fiscal year quarter. The Company’s effective tax rate for the six month period ended November 30, 2016 was 40.3%, compared to 40.1% in the prior fiscal year period. For the full year, the Company expects an effective tax rate, inclusive of discrete items, of approximately 40.8%.

Earnings from continuing operations for the quarter ended November 30, 2016 improved by $2.7 million to $67.9 million, compared to earnings of $65.2 million in the prior fiscal year quarter. Earnings from continuing operations per basic and diluted share of Class A Stock and Common Stock were $1.96 and $1.92, respectively, in the quarter ended November 30, 2016, compared to $1.90 and $1.85, respectively, in the prior fiscal year quarter.

Earnings from continuing operations for the six months ended November 30, 2016 improved by $12.1 million to $28.4 million, compared to earnings of $16.3 million in the prior fiscal year period. Earnings from continuing operations per basic and diluted share of Class A Stock and Common Stock were $0.82 and $0.81, respectively, in the six months ended November 30, 2016, compared to $0.48 and $0.47, respectively, in the prior fiscal year period.
Income from discontinued operations, net of tax, for the quarter ended November 30, 2016 was less than one hundred thousand, compared to a loss from discontinued operations, net of tax, of $0.3 million in the prior fiscal year quarter. Loss from discontinued operations, net of tax, for the six months ended November 30, 2016 was $0.1 million, compared to a loss from discontinued operations, net of tax, of $0.8 million in the prior fiscal year period. The Company did not discontinue any operations in the first six months of fiscal 2017.

Net income for the quarter ended November 30, 2016 improved by $3.0 million to $67.9 million, compared to $64.9 million in the prior fiscal year quarter. Net income per basic and diluted share of Class A Stock and Common Stock was $1.96 and $1.92, respectively, in the quarter ended November 30, 2016, compared to $1.89 and $1.84, respectively, in the prior fiscal year quarter.

Net income for the six months ended November 30, 2016 improved by $12.8 million to $28.3 million, compared to $15.5 million in the prior fiscal year period. Net income per basic and diluted share of Class A Stock and Common Stock was $0.82 and $0.80, respectively, in the six months ended November 30, 2016, compared to $0.46 and $0.44, respectively, in the prior fiscal year period.

Results of Continuing Operations

Children’s Book Publishing and Distribution

	Three months ended November 30,				Six months ended November 30,
($ amounts in millions)	2016	2015	$ change	% change	2016	2015	$ change	% change
Revenues	$432.5	$413.7	$18.8	4.5%	$570.3	$481.4	$88.9	18.5%
Cost of goods sold	174.9	160.6	14.3	8.9%	262.0	202.7	59.3	29.3%
Other operating expenses*	136.5	142.7	(6.2)	-4.3%	223.4	224.3	(0.9)	-0.4%
Operating income (loss)	$121.1	$110.4	$10.7		$84.9	$54.4	$30.5
Operating margin	28.0%	26.7%			14.9%	11.3%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended November 30, 2016 increased to $432.5 million, compared to $413.7 million in the prior fiscal year quarter. Trade channel revenues increased $36.8 million, primarily driven on the strength of Harry Potter publishing, frontlist and backlist, including the new screenplay of the Fantastic Beasts and Where to Find Them film released in November 2016. Sales were also driven by popular new releases including Dog Man by Dav Pilkey, Ghosts by Raina Telgemeier, and Five Nights at Freddy's: The Silver Eyes, by Scott Cawthorn. Book club channel revenues declined $13.2 million due to lower sponsor levels as well as lower revenue per event and

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

per sponsor. Book fair channel revenues declined $4.8 million on approximately 9% lower number of fairs held in the quarter due to a planned strategy to reduce the number of fairs, partially offset by higher revenue per fair of approximately 7%.

Revenues for the six months ended November 30, 2016 increased to $570.3 million, compared to $481.4 million in the prior fiscal year period. Trade channel revenues increased $106.4 million primarily driven on the strength of Harry Potter publishing, frontlist and backlist, including Harry Potter and the Cursed Child, Parts One and Two, as well as the screenplay of the Fantastic Beasts and Where to Find Them film released in November 2016. In addition, continued sales of bestselling series, including Wings of Fire, Amulet and Star Wars: Jedi Academy, and the success of popular new releases including Dog Man by Dav Pilkey, Ghosts by Raina Telgemeier, and Five Nights at Freddy's: The Silver Eyes by Scott Cawthorn, drove higher revenues. Revenues from the book clubs and book fairs channels decreased $12.4 million and $5.1 million, respectively, and were consistent with the quarterly results for the second fiscal year quarter, as neither channel experiences significant revenues in the first quarter of a fiscal year.

Cost of goods sold for the quarter ended November 30, 2016 was $174.9 million, or 40% of revenues, compared to $160.6 million, or 39% of revenues, in the prior fiscal year quarter. The increase was primarily driven by royalty costs in the trade channel associated with higher sales of Harry Potter titles. This increase was partially offset by the favorable impact of higher revenues in the trade channel on fixed costs and favorable trade channel product mix.

Cost of goods sold for the six months ended November 30, 2016 was $262.0 million, or 46% of revenues, compared to $202.7 million, or 42% of revenues, in the prior fiscal year period. The increase was primarily driven by royalty costs in the trade channel associated with higher sales of Harry Potter titles. This increase was partially offset by the favorable impact of higher revenues in the trade channel on fixed costs and favorable trade channel product mix.

Other operating expenses of $136.5 million for the quarter ended November 30, 2016 decreased compared to $142.7 million in the prior fiscal year quarter. The decrease was primarily due to a reduction in book club channel promotion and catalog costs and a reduction of $0.5 million in expenses due to a warehouse optimization project in the Company's book fairs operations in the prior fiscal year quarter, partially offset by the impact of the wage improvement program for employees in the U.S. distribution centers.

Other operating expenses of $223.4 million for the six months ended November 30, 2016 decreased compared to $224.3 million in the prior fiscal year period. The decrease was primarily due to a reduction in book club channel promotion and catalog costs and a reduction of $1.5 million in expenses due to a warehouse optimization project in the Company's book fairs operations in the prior fiscal year period, partially offset by higher promotional spending in the trade channel due to new Harry Potter titles and the impact of the wage improvement program for employees in the U.S. distribution centers.

Segment operating income for the quarter ended November 30, 2016 improved to $121.1 million, compared to $110.4 million in the prior fiscal year quarter. This was primarily driven by the sales of Harry Potter titles, partially offset by higher cost of goods sold.

Segment operating income for the six months ended November 30, 2016 improved to $84.9 million, compared to $54.4 million in the prior fiscal year period. This was primarily driven by the sales of Harry Potter titles, partially offset by higher cost of goods sold.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Education

	Three months ended November 30,				Six months ended November 30,
($ amounts in millions)	2016	2015	$ change	% change	2016	2015	$ change	% change
Revenues	$71.1	$72.4	$(1.3)	-1.8%	$126.3	$122.8	$3.5	2.9%
Cost of goods sold	21.9	23.3	(1.4)	-6.0%	43.8	45.0	(1.2)	-2.7%
Other operating expenses*	40.5	38.7	1.8	4.7%	78.2	71.7	6.5	9.1%
Operating income (loss)	$8.7	$10.4	$(1.7)		$4.3	$6.1	$(1.8)
Operating margin	12.2%	14.4%			3.4%	5.0%
* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended November 30, 2016 decreased to $71.1 million, compared to $72.4 million in the prior fiscal year quarter. The decrease was primarily driven by lower consumer magazines sales of custom publishing programs of $1.6 million. In addition, classroom magazines sales were lower by $0.5 million related to the timing of subscription delivery and library publishing sales decreased by $0.5 million. This was partially offset by higher sales for classroom books, literacy initiatives and professional learning products and services which contributed $1.6 million in increased revenues.

Revenues for the six months ended November 30, 2016 increased to $126.3 million, compared to $122.8 million in the prior fiscal year period. Revenues from classroom books and literacy initiatives increased $8.2 million, primarily driven by strong demand for guided reading programs, classroom books, literacy initiatives, summer reading and professional learning products and services. In addition, classroom magazines sales increased $0.8 million, primarily due to demand for materials for the U.S. presidential election. This was partially offset by lower sales in the Company's consumer magazines of $4.5 million, primarily driven by fewer custom publishing programs when compared to the prior fiscal year period.

Cost of goods sold for the quarter ended November 30, 2016 was $21.9 million, or 31% of revenues, compared to $23.3 million, or 32% of revenues, in the prior fiscal year quarter. The reduction in cost of goods sold as a percentage of revenues was primarily driven by lower prepublication and production amortization associated with certain digital education products.

Cost of goods sold for the six months ended November 30, 2016 was $43.8 million, or 35% of revenues, compared to $45.0 million, or 37% of revenues, in the prior fiscal year period. The reduction in cost of goods sold as a percentage of revenues was primarily driven by lower prepublication and production amortization associated with certain digital education products and favorable product mix as the higher classroom magazine sales carry higher margins.

Other operating expenses increased to $40.5 million for the quarter ended November 30, 2016, compared to $38.7 million in the prior fiscal year quarter. The increase was primarily due to additions to the sales management team, higher promotional related expenses and the impact of the wage improvement program for employees in the U.S. distribution centers.

Other operating expenses increased to $78.2 million for the six months ended November 30, 2016, compared to $71.7 million in the prior fiscal year period. The increase was primarily due to additions to the sales management team, higher promotional related expenses, the incurrence of higher operating expenses related to the sales of U.S. presidential election year materials in the classroom magazines channel and the impact of the wage improvement program for employees in the U.S. distribution centers.

Segment operating income in the quarter ended November 30, 2016 decreased by $1.7 million compared to the prior fiscal year quarter. This was primarily driven by lower consumer magazines sales of custom publishing programs coupled with additions to the sales management team and the impact of the wage improvement program.

Segment operating income in the six months ended November 30, 2016 decreased by $1.8 million compared to the prior fiscal year period. This was primarily driven by lower consumer magazines sales of custom publishing

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

programs coupled with additions to the sales management team and the impact of the wage improvement program.

International

	Three months ended November 30,				Six months ended November 30,
($ amounts in millions)	2016	2015	$ change	% change	2016	2015	$ change	% change
Revenues	$119.5	$115.7	$3.8	3.3%	$209.2	$188.8	$20.4	10.8%
Cost of goods sold	60.9	60.1	0.8	1.3%	108.8	99.0	9.8	9.9%
Other operating expenses*	42.1	44.1	(2.0)	-4.5%	80.0	81.0	(1.0)	-1.2%
Operating income (loss)	$16.5	$11.5	$5.0		$20.4	$8.8	$11.6
Operating margin	13.8%	9.9%			9.8%	4.7%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended November 30, 2016 increased to $119.5 million, compared to $115.7 million in the prior fiscal year quarter. Total local currency revenues across the Company's foreign operations increased by $6.6 million when compared to the prior fiscal year quarter. Local currency revenues from Canada increased $7.2 million primarily due to the strength of new Harry Potter publishing and, to a lesser extent, improvements in revenues due to the impact the labor action in Ontario schools had on the prior fiscal quarter sales. In addition, local currency revenues from the Company's Asia operations coupled with the export and foreign rights channels increased $1.7 million primarily due to certain export sales related to the strength of new Harry Potter publishing. Local currency revenues from the UK increased $1.3 million, primarily due to an increase in revenues driven by newly licensed product and cinematic guides in connection with the film, Fantastic Beasts and Where to Find Them, released in November 2016, and higher book fairs channel revenues driven by the prior fiscal year acquisition of a leading book fair provider in the UK. Local currency revenues from Australia and New Zealand decreased $3.6 million, primarily due to lower software distribution revenues of $5.8 million as the Company is exiting this low margin business in Australia. This was partially offset by continued demand for local titles within the Australia trade channel and a strong fiscal second quarter performance from the Australia and New Zealand book club channels. Revenues were also impacted by $2.8 million in unfavorable foreign exchange translation.

Revenues for the six months ended November 30, 2016 increased to $209.2 million, compared to $188.8 million in the prior fiscal year period. Total local currency revenues across the Company's foreign operations increased by $25.2 million when compared to the prior fiscal year period. Local currency revenues from Canada increased $17.0 million primarily due to the strength of new Harry Potter publishing and, to a lesser extent, improvements in revenues due to the impact the labor action in Ontario schools had on the prior fiscal period sales. In addition, local currency revenues from the Company's Asia operations coupled with the export and foreign rights channels increased $7.3 million primarily due to certain export sales related to new Harry Potter publishing, as well as strong performance in the Company's Malaysia operations. Local currency revenues from the UK increased $2.7 million, primarily due to an increase in revenues driven by newly licensed product and cinematic guides in connection with the film, Fantastic Beasts and Where to Find Them, released in November 2016, and higher book fairs channel revenues driven by the prior fiscal year acquisition of a leading book fair provider in the UK. Local currency revenues from Australia and New Zealand decreased $1.8 million, primarily due to lower software distribution revenues of $7.9 million as the Company is exiting this low margin business in Australia. This was partially offset by continued demand for local titles within the Australia trade channel and a strong fiscal second quarter performance from the Australia and New Zealand book club channels. Revenues were also impacted by $4.8 million in unfavorable foreign exchange translation.

Cost of goods sold for the quarter ended November 30, 2016 was $60.9 million, or 51% of revenues, compared to $60.1 million, or 52% of revenues, in the prior fiscal year quarter. Cost of goods sold as a percentage of revenues decreased primarily due to Australia which experienced favorable product mix across most sales channels and exit of low margin media and technology business, coupled with the favorable impact higher revenues had on fixed costs, as well as favorable postage and freight and shipping costs in Canada, which were partially offset by higher royalty costs associated with higher sales of Harry Potter titles.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Cost of goods sold for the six months ended November 30, 2016 was $108.8 million, or 52% of revenues, compared to $99.0 million, or 52% of revenues, in the prior fiscal year period. Cost of goods sold as a percentage of revenues were relatively flat with favorable product mix in Australia being offset by the higher royalty costs associated with higher sales of Harry Potter titles.

Other operating expenses for the quarter ended November 30, 2016 were $42.1 million, compared to $44.1 million in the prior fiscal year quarter. In local currencies, Other operating expenses decreased by $0.9 million. Favorable operating expenses were partially offset by higher bad debt expenses in the Philippines, Thailand and Indonesia, due to current local economic conditions and $0.2 million higher severance expense related to cost saving initiatives.

Other operating expenses for the six months ended November 30, 2016 were $80.0 million, compared to $81.0 million in the prior fiscal year period. In local currencies, Other operating expenses increased by $1.1 million, primarily driven by higher bad debt expenses in the Philippines, Thailand and Indonesia, due to current local economic conditions and $0.2 million higher severance expense related to cost saving initiatives.

Segment operating income for the quarter ended November 30, 2016 increased by $5.0 million compared to the prior fiscal year quarter. This was primarily driven by the success of new Harry Potter publishing.

Segment operating income for the six months ended November 30, 2016 increased by $11.6 million, compared to the prior fiscal year period. This was primarily driven by the success of new Harry Potter publishing.

Overhead

Unallocated overhead expense for the quarter ended November 30, 2016 increased by $7.7 million to $34.9 million, from $27.2 million in the prior fiscal year quarter. The increase was primarily related to higher spending on strategic technology platforms for new enterprise-wide customer and content management systems and the migration to software as a service and cloud-based technology solutions as well as higher facilities-related expenses. This trend is expected to continue for the current and future fiscal year periods. Unallocated overhead expenses were also impacted by $2.2 million in higher severance expense related to cost saving initiatives.

Unallocated overhead expense for the six months ended November 30, 2016 increased by $17.6 million to $61.3 million, from $43.7 million in the prior fiscal year period. The increase was primarily related to higher spending on strategic technology platforms for new enterprise-wide customer and content management systems and the migration to software as a service and cloud-based technology solutions as well as higher employee-related expenses due to higher medical claims experience and higher facilities-related expenses. Unallocated overhead expenses were also impacted by $0.8 million in higher severance expense related to cost saving initiatives for the six months ended November 30, 2016.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $442.9 million at November 30, 2016, $399.7 million at May 31, 2016 and $360.9 million at November 30, 2015. Cash and cash equivalents held by the Company’s U.S. operations totaled $425.5 million at November 30, 2016, $385.3 million at May 31, 2016 and $348.5 million at November 30, 2015.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Cash provided by operating activities was $74.2 million for the six months ended November 30, 2016, compared to cash used in operating activities of $178.0 million for the prior fiscal year period, representing an increase in cash provided by operating activities of $252.2 million. The increase in cash provided was primarily due to the prior fiscal year payment of approximately $186 million in income tax related to the sale of the Ed Tech business, a decrease in cash used in discontinued operations of $9.7 million and favorable changes in operating assets and liabilities of $48.5 million, driven by higher accrued royalties.

Cash used in investing activities was $23.0 million for the six months ended November 30, 2016, compared to cash used in investing activities of $14.0 million in the prior fiscal year period, representing higher cash used in investing activities of $9.0 million. Higher capital spending in the period ended November 30, 2016 resulted in a use of cash of $9.1 million due to increased spending for strategic technology initiatives and the investment plan to create premium retail space and modernize the Company's headquarters office space. This trend is expected to continue for the current and future fiscal year periods.

Cash used in financing activities was $7.6 million for the six months ended November 30, 2016, compared to cash provided by financing activities of $46.8 million for the prior fiscal year period, representing an increase in cash used in financing activities of $54.4 million. The Company experienced lower proceeds pursuant to employee stock plans of $26.1 million in the six months ended November 30, 2016, fewer cash collections under the transition services agreement of $12.6 million, higher treasury stock repurchases of $6.0 million, and higher short-term credit facility net repayments of $4.1 million.

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

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including pension contributions, dividends, currently authorized common share repurchases, debt service, planned capital expenditures and other investments. As of November 30, 2016, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $442.9 million, cash from operations, and funding available under the Revolving Loan totaling approximately $425.0 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Additionally, the Company has short-term credit facilities of $52.9 million, less current borrowings of $7.3 million and commitments of $4.9 million, resulting in $40.7 million of current availability at November 30, 2016. Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

Financing

Loan Agreement

There were no outstanding borrowings under the Loan Agreement as of November 30, 2016. For a more complete description of the Company’s Loan Agreement, see Note 4 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements.”

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of November 30, 2016. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of November 30, 2016:

($ amounts in millions)	Fiscal Year Maturity
	2017 (1)	2018	2019	2020	2021	Thereafter	Total	Fair Value @ 11/30/2016
Debt Obligations
Lines of Credit and current portion of long-term debt	$7.3	$—	$—	$—	$—	$—	$7.3	$7.3
Average interest rate	4.1%	—	—	—	—	—

(1)	Fiscal 2017 includes the remaining six months of the current fiscal year ending May 31, 2017.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of November 30, 2016, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended November 30, 2016:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
September 1, 2016 through September 30, 2016	73,019	$38.78	73,019	$42.7
October 1, 2016 through October 31, 2016	78,528	$38.03	78,528	$39.7
November 1, 2016 through November 30, 2016	4,472	$38.00	4,472	$39.5
Total	156,019	$38.38	156,019	$39.5

(i) Represents the remaining amount under the current $50 million Board authorization for Common share repurchases announced on July 22, 2015, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions.

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

SCHOLASTIC CORPORATION
(Registrant)

Date: December 16, 2016	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board, President and Chief Executive Officer

Date: December 16, 2016	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED NOVEMBER 30, 2016
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