Form 10-Q
period 2017-02-28
SCHOLASTIC CORP
filed 2017-03-24
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2017	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of February 28, 2017

Common Stock, $.01 par value	33,169,989
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Revenues	$336.2	$366.0	$1,242.0	$1,159.0
Operating costs and expenses:
Cost of goods sold	160.3	178.0	601.3	549.6
Selling, general and administrative expenses (exclusive of depreciation and amortization)	190.0	188.3	587.4	563.0
Depreciation and amortization	9.5	9.2	28.6	30.3
Asset impairments	—	6.9	—	6.9
Total operating costs and expenses	359.8	382.4	1,217.3	1,149.8
Operating income (loss)	(23.6)	(16.4)	24.7	9.2
Interest income (expense), net	(0.3)	(0.2)	(1.0)	(0.8)
Gain (loss) on investments	—	—	—	2.2
Earnings (loss) from continuing operations before income taxes	(23.9)	(16.6)	23.7	10.6
Provision (benefit) for income taxes	(8.4)	(9.4)	10.8	1.5
Earnings (loss) from continuing operations	(15.5)	(7.2)	12.9	9.1
Earnings (loss) from discontinued operations, net of tax	0.1	(1.8)	0.0	(2.6)
Net income (loss)	$(15.4)	$(9.0)	$12.9	$6.5
Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic:
Earnings (loss) from continuing operations	$(0.45)	$(0.21)	$0.37	$0.27
Earnings (loss) from discontinued operations, net of tax	$0.01	$(0.05)	$0.00	$(0.08)
Net income (loss)	$(0.44)	$(0.26)	$0.37	$0.19
Diluted:
Earnings (loss) from continuing operations	$(0.45)	$(0.21)	$0.36	$0.26
Earnings (loss) from discontinued operations, net of tax	$0.01	$(0.05)	$0.00	$(0.07)
Net income (loss)	$(0.44)	$(0.26)	$0.36	$0.19
Dividends declared per Class A and Common Share	$0.15	$0.15	$0.45	$0.45

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Net income (loss)	$(15.4)	$(9.0)	$12.9	$6.5
Other comprehensive income (loss), net:
Foreign currency translation adjustments	0.9	(3.1)	(6.1)	(11.3)
Pension and post-retirement adjustments (net of tax)	0.7	0.8	2.1	2.3
Total other comprehensive income (loss)	$1.6	$(2.3)	$(4.0)	$(9.0)
Comprehensive income (loss)	$(13.8)	$(11.3)	$8.9	$(2.5)

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	February 28, 2017	May 31, 2016	February 29, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$461.8	$399.7	$351.9
Restricted cash held in escrow	—	9.9	17.3
Accounts receivable, net	172.4	196.3	188.1
Inventories, net	351.2	271.2	333.1
Deferred income taxes	—	—	81.2
Prepaid expenses and other current assets	68.8	72.5	83.3
Current assets of discontinued operations	0.4	0.5	0.6
Total current assets	1,054.6	950.1	1,055.5
Property, plant and equipment, net	455.3	437.6	439.6
Prepublication costs, net	43.0	41.8	42.0
Royalty advances, net	48.7	44.0	42.9
Goodwill	116.2	116.2	116.2
Noncurrent deferred income taxes	68.5	68.5	5.2
Other assets and deferred charges	61.3	54.9	59.3
Total noncurrent assets	793.0	763.0	705.2
Total assets	$1,847.6	$1,713.1	$1,760.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$5.8	$6.3	$8.2
Accounts payable	194.2	138.2	196.4
Accrued royalties	87.5	31.6	52.8
Deferred revenue	56.0	23.5	52.7
Other accrued expenses	161.8	175.9	153.1
Accrued income taxes	2.7	1.6	2.8
Current liabilities of discontinued operations	0.1	1.2	1.5
Total current liabilities	508.1	378.3	467.5
Noncurrent Liabilities:
Other noncurrent liabilities	70.5	77.2	67.0
Total noncurrent liabilities	70.5	77.2	67.0

Commitments and Contingencies (see Note 5)

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $0.01 par value	0.0	0.0	0.0
Common Stock, $0.01 par value	0.4	0.4	0.4
Additional paid-in capital	604.7	600.7	601.5
Accumulated other comprehensive income (loss)	(90.7)	(86.7)	(86.0)
Retained earnings	1,057.1	1,059.8	1,030.9
Treasury stock at cost	(302.5)	(316.6)	(320.6)
Total stockholders’ equity	1,269.0	1,257.6	1,226.2
Total liabilities and stockholders’ equity	$1,847.6	$1,713.1	$1,760.7

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Nine months ended
	February 28,	February 29,
	2017	2016
Cash flows - operating activities:
Net income (loss)	12.9	6.5
Earnings (loss) from discontinued operations, net of tax	0.0	(2.6)
Earnings (loss) from continuing operations	12.9	9.1
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	9.3	8.9
Provision for losses on inventory	8.7	13.5
Provision for losses on royalty advances	3.3	2.6
Amortization of prepublication and production costs	17.2	20.6
Depreciation and amortization	28.9	30.6
Amortization of pension and post-retirement actuarial gains and losses	3.1	3.3
Deferred income taxes	0.1	0.7
Stock-based compensation	8.7	8.1
Income from equity investments	(4.9)	(3.0)
Non-cash write off related to asset impairments	—	6.9
(Gain) loss on investments	—	(2.2)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	12.3	(8.3)
Inventories	(91.1)	(93.2)
Prepaid expenses and other current assets	(0.5)	(41.1)
Deferred promotion costs	(4.1)	(3.6)
Royalty advances	(8.3)	(6.6)
Accounts payable	52.8	41.5
Other accrued expenses	(13.6)	(18.9)
Accrued income taxes	1.1	(151.6)
Accrued royalties	56.3	26.8
Deferred revenue	32.4	31.6
Pension and post-retirement liabilities	(5.7)	(3.9)
Other noncurrent liabilities	(1.9)	(9.0)
Other, net	(2.6)	(4.6)
Total adjustments	101.5	(150.9)
Net cash provided by (used in) operating activities of continuing operations	114.4	(141.8)
Net cash provided by (used in) operating activities of discontinued operations	(1.0)	(9.8)
Net cash provided by (used in) operating activities	113.4	(151.6)

Cash flows - investing activities:
Prepublication and production expenditures	(19.0)	(18.2)
Additions to property, plant and equipment	(36.1)	(22.0)
Other investment and acquisition-related payments	(0.4)	(3.7)
Proceeds from the sale of investments	—	3.3
Net cash provided by (used in) investing activities of continuing operations	(55.5)	(40.6)
Working capital adjustment from sale of discontinued assets	—	(2.9)
Changes in restricted cash held in escrow for discontinued assets	9.9	17.2
Net cash provided by (used in) investing activities	(45.6)	(26.3)

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Nine months ended
	February 28,	February 29,
	2017	2016
Cash flows - financing activities:
Borrowings under lines of credit	25.9	35.9
Repayments of lines of credit	(26.4)	(33.1)
Repayment of capital lease obligations	(0.8)	(0.5)
Reacquisition of common stock	(6.0)	(5.8)
Proceeds pursuant to stock-based compensation plans	18.4	34.2
Payment of dividends	(15.6)	(15.4)
Net collections (remittances) under transition services agreement	0.1	4.5
Other	(1.1)	4.4
Net cash provided by (used in) financing activities	(5.5)	24.2
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(1.2)
Net increase (decrease) in cash and cash equivalents	62.1	(154.9)
Cash and cash equivalents at beginning of period	399.7	506.8
Cash and cash equivalents at end of period	$461.8	$351.9

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

New Accounting Pronouncements

ASU 2017-07
In March 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (the "ASU") No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires entities to disaggregate the service cost component from the other components of net periodic benefit costs and present it with other current compensation costs for related employees in the income statement, and present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable.

The ASU will be effective for the Company in the first quarter of fiscal 2019. Early adoption is permitted. The Company is evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

ASU 2017-04
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes step two from the goodwill impairment test (comparison of implied fair value of goodwill with the carrying amount of that goodwill for a reporting unit). Instead, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill.

The ASU will be effective for the Company in the first quarter of fiscal 2021. The Company is evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

ASU 2016-16
In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” The ASU removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The ASU, which is part of the FASB’s simplification initiative, is intended to reduce the complexity and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property.

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

Topic 606, Revenue from Contracts with Customers
In May 2014, the FASB announced that it is amending the FASB ASC by issuing ASU 2014-09, Topic 606, Revenue from Contracts with Customers (the "New Revenue Standard"). The amendments in this ASU provide a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the new ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the New Revenue Standard. In 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, and accounting for licenses of intellectual property. The amendments in this update are to be applied on a retrospective basis, either to each prior reporting period presented or by presenting the cumulative effect of applying the update recognized at the date of initial application.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

During the nine month period ended February 28, 2017, the Company did not dispose of any new components of the business that would meet the criteria for discontinued operations reporting.

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

As of February 28, 2017, the Company had adequately fulfilled all service requirements and there were no hold backs from the escrow for breaches of representations and warranties or other claims.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Revenues	$0.1	$0.4	$0.3	$0.7
Operating costs and expenses	0.0	0.6	0.4	2.2
Interest income (expense)	0.1	0.0	0.1	0.1
Gain (loss) on sale (1)	—	(2.9)	—	(2.9)
Earnings (loss) before income taxes	$0.2	$(3.1)	$0.0	$(4.3)
Provision (benefit) for income taxes	0.1	(1.3)	0.0	(1.7)
Earnings (loss) from discontinued operations, net of tax	$0.1	$(1.8)	$0.0	$(2.6)

(1) For the three and nine months ended February 29, 2016, the Company recognized a pretax loss of $2.9 related to the final adjustment to the working capital estimate from the sale of the Ed Tech business.

The following table sets forth the assets and liabilities of the discontinued operations included in the condensed consolidated balance sheets of the Company:

	February 28, 2017	May 31, 2016	February 29, 2016
Accounts receivable, net	$0.1	$0.0	$0.1
Prepaid expenses and other current assets	0.3	0.5	0.5
Current assets of discontinued operations	$0.4	$0.5	$0.6

Accounts payable	—	0.0	0.0
Accrued royalties	0.0	0.0	0.1
Deferred revenue	—	—	0.1
Other accrued expenses	0.1	1.2	1.3
Current liabilities of discontinued operations	$0.1	$1.2	$1.5

As of February 28, 2017, May 31, 2016 and February 29, 2016, assets and liabilities of discontinued operations primarily related to insignificant continuing cash flows from passive activities.

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

•
Education includes the publication and distribution to schools and libraries of children’s books, classroom magazines, supplemental classroom materials and related support services, and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States. This segment is comprised of two operating segments.

•
International includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses. This segment is comprised of three operating segments.

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Three months ended February 28, 2017
Revenues	$199.0	$60.1	$—	$259.1	$77.1	$336.2
Bad debt	0.1	0.4	—	0.5	1.1	1.6
Depreciation and amortization (2)	5.3	2.1	6.0	13.4	1.6	15.0
Segment operating income (loss)	6.3	3.5	(29.5)	(19.7)	(3.9)	(23.6)
Expenditures for long-lived assets including royalty advances	14.9	2.8	13.9	31.6	2.5	34.1
Three months ended February 29, 2016
Revenues	$219.8	$63.9	$—	$283.7	$82.3	$366.0
Bad debt	1.3	0.5	—	1.8	1.3	3.1
Depreciation and amortization (2)	6.0	3.1	5.0	14.1	1.9	16.0
Asset impairments (3)	—	6.9	—	6.9	—	6.9
Segment operating income (loss)	8.2	(2.4)	(20.5)	(14.7)	(1.7)	(16.4)
Expenditures for long-lived assets including royalty advances	11.3	3.1	6.9	21.3	2.3	23.6

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Nine months ended February 28, 2017
Revenues	$769.3	$186.4	$—	$955.7	$286.3	$1,242.0
Bad debt expense	3.3	0.9	—	4.2	5.1	9.3
Depreciation and amortization (2)	16.6	6.2	17.4	40.2	5.6	45.8
Segment operating income (loss)	91.2	7.8	(90.8)	8.2	16.5	24.7
Segment assets at February 28, 2017	478.4	158.8	948.7	1,585.9	261.3	1,847.2
Goodwill at February 28, 2017	40.9	65.4	—	106.3	9.9	116.2
Expenditures for long-lived assets including royalty advances	52.2	7.8	28.5	88.5	8.5	97.0
Long-lived assets at February 28, 2017	146.9	83.7	398.6	629.2	66.4	695.6
Nine months ended February 29, 2016
Revenues	$701.2	$186.7	$—	$887.9	$271.1	$1,159.0
Bad debt expense	3.8	1.7	—	5.5	3.4	8.9
Depreciation and amortization (2)	20.4	9.8	14.7	44.9	6.0	50.9
Asset impairments (3)	—	6.9	—	6.9	—	6.9
Segment operating income (loss)	62.6	3.7	(64.2)	2.1	7.1	9.2
Segment assets at February 29, 2016	471.4	153.4	879.1	1,503.9	256.2	1,760.1
Goodwill at February 29, 2016	40.9	65.4	—	106.3	9.9	116.2
Expenditures for long-lived assets including royalty advances	31.6	6.6	15.1	53.3	10.5	63.8
Long-lived assets at February 29, 2016	144.7	82.1	380.2	607.0	67.0	674.0

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

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets and prepublication and production costs.

(3) Includes impairment charges associated with certain legacy prepublication assets in Fiscal 2016.

4. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	February 28, 2017	May 31, 2016	February 29, 2016
Loan Agreement:
Revolving Loan (interest rates of n/a)	$—	$—	$—
Unsecured short term lines of credit (weighted average interest rates of 3.9%, 4.4% and 3.7%, respectively)	5.8	6.3	8.2
Total debt	$5.8	$6.3	$8.2

The fair value of the Company's debt approximates the carrying value for all periods presented.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Loan Agreement

On January 5, 2017, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together , the “Borrowers”) entered into a new 5-year credit facility with certain banks (the “Loan Agreement”). The Loan Agreement replaced the Company's then existing loan agreement and has substantially similar terms, except that:

(i)	the borrowing limit was reduced to $375.0 from $425.0;

(ii)	the “starter” basket for permitted payments of dividends and other payments in respect of capital stock was increased to $275.0 from $75.0; and

(iii)	the maturity date was extended to January 5, 2022.

The prior loan agreement, which was originally entered into in 2007 and had a maturity date of December 5, 2017, was terminated in connection with the entry into the new Loan Agreement.

The Loan Agreement allows the Company to borrow, repay or prepay and reborrow at any time prior to the January 5, 2022 maturity date. Under the Loan Agreement, interest on amounts borrowed thereunder is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). The interest pricing under the Loan Agreement is dependent upon the Borrower’s election of a rate that is either:

•
A Base Rate equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.50% or (iii) the Eurodollar Rate for a one month interest period plus 1% plus, in each case, an applicable spread ranging from 0.175% to 0.60%, as determined by the Company’s prevailing consolidated debt to total capital ratio.

- or -

•
A Eurodollar Rate equal to the London interbank offered rate (LIBOR) plus an applicable spread ranging from 1.175% to 1.60%, as determined by the Company’s prevailing consolidated debt to total capital ratio.

As of February 28, 2017, the indicated spread on Base Rate Advances was 0.175% and the indicated spread on Eurodollar Advances was 1.175%, both based on the Company’s prevailing consolidated debt to total capital ratio.
The Loan Agreement also provides for the payment of a facility fee in respect of the aggregate amount of revolving credit commitments ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At February 28, 2017, the facility fee rate was 0.20%.
A portion of the revolving credit facility up to a maximum of $50.0 is available for the issuance of letters of credit. In addition, a portion of the revolving credit facility up to a maximum of $15.0 is available for swingline loans. The Loan Agreement has an accordion feature which permits the Company, provided certain conditions are satisfied, to increase the facility by up to an additional $150.0.

As of February 28, 2017, the Company had no outstanding borrowings under the Loan Agreement. At February 28, 2017, the Company had open standby letters of credit totaling $0.4 under the Loan Agreement. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at February 28, 2017, the Company was in compliance with these covenants.

Lines of Credit

As of February 28, 2017, the Company had domestic unsecured money market bid rate credit lines totaling $25.0. There were no outstanding borrowings under these credit lines at February 28, 2017, May 31, 2016 or February 29, 2016. At February 28, 2017, the Company had open standby letters of credit totaling $4.9 under the domestic unsecured money market bid rate credit lines. As of February 28, 2017, availability under these unsecured money market bid rate credit lines totaled $20.1. All loans made under these credit lines are at the

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of February 28, 2017, the Company had equivalent local currency credit lines totaling $23.2. Outstanding borrowings under these lines of credit totaled $5.8, $6.3 and $8.2 at February 28, 2017, May 31, 2016 and February 29, 2016, respectively. As of February 28, 2017, the equivalent amounts available totaled $17.4, underwritten by banks primarily in the United States, Canada and the United Kingdom. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

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

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Earnings (loss) from continuing operations attributable to Class A and Common Shares	$(15.5)	$(7.2)	$12.9	$9.1
Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	0.1	(1.8)	0.0	(2.6)
Net income (loss) attributable to Class A and Common Shares	$(15.4)	$(9.0)	$12.9	$6.5
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	34.8	34.3	34.6	34.0
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	—	—	0.7	0.9
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	34.8	34.3	35.3	34.9
Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.45)	$(0.21)	$0.37	$0.27
Earnings (loss) from discontinued operations, net of tax	$0.01	$(0.05)	$0.00	$(0.08)
Net income (loss)	$(0.44)	$(0.26)	$0.37	$0.19
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.45)	$(0.21)	$0.36	$0.26
Earnings (loss) from discontinued operations, net of tax	$0.01	$(0.05)	$0.00	$(0.07)
Net income (loss)	$(0.44)	$(0.26)	$0.36	$0.19

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table sets forth Options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	February 28, 2017	February 29, 2016
Options outstanding pursuant to stock-based compensation plans (in millions)	2.9	3.4

Earnings from continuing operations exclude earnings of less than $0.1 and less than $0.1 for the nine months ended February 28, 2017 and February 29, 2016, respectively, attributable to participating Restricted Stock Units (“RSUs”).

In a period in which the Company reports a discontinued operation, Earnings (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive. Potentially dilutive shares outstanding pursuant to compensation plans that were not included in the diluted earnings per share calculation because they were anti-dilutive were 0.6 million as of February 28, 2017.

A portion of the Company’s Restricted Stock Units ("RSUs") which are granted to employees participate in earnings through cumulative dividends which are payable and non-forfeitable to the employees upon vesting of the RSUs. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method. Since, under the Two-class method, losses are not allocated to the participating securities, in periods of loss the Two-class method is not applicable.

As of February 28, 2017, $39.5 remained available for future purchases of common shares under the current repurchase authorization of the Board of Directors (the "Board"). See Note 11, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

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

The following table summarizes the activity in Goodwill for the periods indicated:

	Nine months ended February 28, 2017	Twelve months ended May 31, 2016	Nine months ended February 29, 2016
Beginning balance	$116.2	$116.3	$116.3
Foreign currency translation	(0.0)	(0.1)	(0.1)
Total goodwill	$116.2	$116.2	$116.2

Accumulated goodwill impairment losses totaled $39.6 as of February 28, 2017, May 31, 2016 and February 29, 2016. There were no goodwill impairment losses during the nine months ended February 28, 2017 and February 29, 2016.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table summarizes the activity in other intangibles included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets for the periods indicated:

	Nine months ended February 28, 2017	Twelve months ended May 31, 2016	Nine months ended February 29, 2016
Beginning balance other intangibles subject to amortization	$4.7	$4.7	$4.7
Additions	0.2	2.4	2.4
Amortization expense	(1.8)	(2.2)	(1.7)
Foreign currency translation	(0.2)	(0.2)	(0.1)
Total other intangibles subject to amortization, net of accumulated amortization of $21.3, $19.5 and $19.0, respectively	$2.9	$4.7	$5.3
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$5.0	$6.8	$7.4

In the first quarter of fiscal 2017, the Company purchased a U.S. based book fair business resulting in the recognition of $0.2 of amortizable intangible assets. In fiscal 2016, the Company purchased a U.S. based book fair business and a UK based book fair business resulting in the Company recognizing $0.5 and $1.9 of amortizable intangible assets, respectively.

Amortization expense for total other intangibles was $1.8 and $1.7 for the nine months ended February 28, 2017 and February 29, 2016, respectively. Intangible assets with definite lives consist principally of customer lists, trademark and tradename rights and other agreements. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 3.9 years.

8. INVESTMENTS

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $27.1, $26.2 and $25.7 at February 28, 2017, May 31, 2016 and February 29, 2016, respectively.

The Company's 48.5% equity interest in Make Believe Ideas Limited (MBI), a UK-based children's book publishing company, is accounted for using the equity method of accounting. Under the purchase agreement, and subject to its provisions, the Company will purchase the remaining outstanding shares in MBI following the completion of MBI's accounts for the calendar year 2018. The remaining controlling interest is held by a single third party and therefore the Company accounted for the investment using the equity method of accounting. The net carrying value of this investment was $8.0, $8.0 and $7.8 at February 28, 2017, May 31, 2016 and February 29, 2016, respectively. Equity method income from this investment is reported in the International segment.

The Company’s 26.2% non-controlling interest in another children’s book publishing business located in the UK is accounted for using the equity method of accounting. The net carrying value of this investment was $19.1, $18.1 and $17.9 at February 28, 2017, May 31, 2016 and February 29, 2016, respectively. Equity method income from this investment is reported in the International segment.

The Company has other equity and cost method investments that had a net carrying value of $0.0, $0.1 and $0.0 at February 28, 2017, May 31, 2016 and February 29, 2016, respectively.

Income from equity investments reported in "Selling, general and administrative expenses" in the condensed consolidated statements of operations totaled $4.9 and $3.0 for the nine months ended February 28, 2017 and February 29, 2016, respectively.

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

	Pension Plans		Post-Retirement Benefits
	Three months ended		Three months ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Components of net periodic cost (credit):
Service cost	$—	$—	$0.0	$0.0
Interest cost	1.1	1.5	0.2	0.3
Expected return on assets	(1.8)	(1.9)	—	—
Net amortization of prior service credit	—	—	—	(0.0)
Amortization of (gain) loss	0.4	0.4	(1.0)	0.7
Net periodic cost (credit)	$(0.3)	$0.0	$(0.8)	$1.0

	Pension Plans		Post-Retirement Benefits
	Nine months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Components of net periodic cost (credit):
Service cost	$—	$—	$0.0	$0.0
Interest cost	3.3	4.6	0.8	1.0
Expected return on assets	(5.4)	(5.8)	—	—
Net amortization of prior service credit	—	—	—	(0.0)
Amortization of (gain) loss	1.3	1.2	0.2	2.1
Net periodic cost (credit)	$(0.8)	$0.0	$1.0	$3.1

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the nine months ended February 28, 2017, the Company made no contribution to the U.S. Pension Plan and contributed $0.8 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.1 to the Pension Plans for the fiscal year ending May 31, 2017.

In the current fiscal year, the U.S. Pension Plan's funding status is sufficient to allow participants to receive "lump sum" payments at the participant's request. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation when paid. If these requests exceed $3.2 in the current fiscal year, the Company will recognize a settlement charge related to net unrecognized pension benefit costs in respect of the lump sum benefit payments made. For the nine months ended February 28, 2017, the Company made $2.3 of lump sum benefit payments to vested plan participants.

On July 20, 2016, the Board approved the termination of the U.S. Pension Plan, in which all benefit accruals were previously frozen as of June 1, 2009. Based on the Plan’s current funded status and the frozen benefit, it was determined that the on-going costs of maintaining the Plan were growing at a greater rate than the benefit delivered to the Company’s employees and former employees. An application was filed with the Internal Revenue Service (the "IRS") for an advance determination as to whether the Plan meets the qualification requirements of Internal Revenue Code section 401(a). Upon approval of the IRS and the Pension Benefit Guaranty Corporation, the assets of the Plan will be distributed either via a lump sum payment to each eligible active and deferred vested participant or to another qualified retirement plan established on the participant's behalf, or via an annuity contract underwritten by a highly rated insurance company. All participants currently receiving a periodic benefit will continue to receive their benefit payments without disruption. The Company expects that completion of the process for terminating

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

the pension plan, which involves several regulatory steps and approvals, will currently take approximately 12 to 18 months.

10. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Stock option expense	$0.9	$0.8	$6.0	$5.2
Restricted stock unit expense	0.6	0.7	2.0	2.1
Management stock purchase plan	0.1	0.0	0.5	0.6
Employee stock purchase plan	0.0	0.1	0.2	0.2
Total stock-based compensation expense	$1.6	$1.6	$8.7	$8.1

The following table sets forth Common Stock issued pursuant to stock-based compensation plans as of the dates indicated:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.4	0.0	0.7	1.2

11. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

The table below represents the current Board authorization:

Amount
July 2015	50.0
Less repurchases made under the authorization as of February 28, 2017	(10.5)
Remaining Board authorization at February 28, 2017	$39.5

On July 22, 2015, the Board authorized $50.0 for the share buy-back program, to be funded with available cash. Repurchases of Common Stock made were $0.0 and $6.0 during the three and nine months ended February 28, 2017, respectively. The Company’s repurchase program may be suspended at any time without prior notice.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	Nine months ended February 28, 2017
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance	$(40.0)	$(46.7)	$(86.7)
Other comprehensive income (loss) before reclassifications	(6.1)	—	$(6.1)
Less: amount reclassified from Accumulated other comprehensive income (loss)	—	2.1	2.1
Other comprehensive income (loss)	(6.1)	2.1	(4.0)
Ending balance	$(46.1)	$(44.6)	$(90.7)

	Nine months ended February 29, 2016
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance	$(31.9)	$(45.1)	$(77.0)
Other comprehensive income (loss) before reclassifications	(11.3)	—	$(11.3)
Less: amount reclassified from Accumulated other comprehensive income (loss)	—	2.3	2.3
Other comprehensive income (loss)	(11.3)	2.3	(9.0)
Ending balance	$(43.2)	$(42.8)	$(86.0)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Nine months ended		Affected line items in the condensed consolidated statements of operations
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Employee benefit plans:
Amortization of prior service cost (credit)	$—	$(0.0)	$—	$(0.0)	Selling, general and administrative
Amortization of unrecognized gain (loss) included in net periodic cost (credit)	1.0	1.1	3.1	3.3	Selling, general and administrative
Less: Tax effect	(0.3)	(0.3)	(1.0)	(1.0)	Income tax expense (benefit)
Total expense, net of tax	$0.7	$0.8	$2.1	$2.3

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

The Company’s annual effective tax rate, exclusive of discrete items, unbenefitted foreign losses, and release of associated valuation allowances, used to calculate the interim tax provision is expected to be approximately 38.8%. The interim effective tax rate, inclusive of discrete items, was 35.1% and 45.6% for the three and nine month periods ended February 28, 2017, respectively.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The Company is currently under audit by the IRS for the fiscal year ended May 31, 2014. If the tax examination currently under audit is concluded within the next three months, the Company will make any necessary adjustments to its unrecognized tax benefits.

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

The State of Wisconsin has assessed Scholastic Book Fairs, Inc. (“SBF”), a wholly owned subsidiary of the Company, $5.4, exclusive of penalties and interest, for sales tax in fiscal years 2004 through 2014. Based upon the facts and circumstances and the relevant laws in the State of Wisconsin, the Company does not believe these assessments are merited and has elected to litigate these assessments. While the Company believes it will prevail in this litigation and accordingly has not recognized a liability for these assessments, the results of litigation cannot be assured and it is reasonably possible that SBF could be found liable for all or a portion of the amounts assessed.

15. DERIVATIVES AND HEDGING

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies and certain future commitments for foreign expenditures. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses in the condensed consolidated statements of operations, and it recognizes the unrealized gain or loss in other current assets or current liabilities. The notional values of the contracts as of February 28, 2017 and February 29, 2016 were $36.7 and $31.7, respectively. Unrealized gains of $0.1 and $0.2 were recognized at February 28, 2017 and February 29, 2016, respectively, for the nine month periods then ended.

16. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following as of the dates indicated:

	February 28, 2017	May 31, 2016	February 29, 2016
Accrued payroll, payroll taxes and benefits	$45.0	$44.9	$37.2
Accrued bonus and commissions	20.1	28.2	15.9
Accrued other taxes	24.7	30.4	27.2
Accrued advertising and promotions	34.9	35.7	37.1
Accrued insurance	8.1	7.7	7.8
Other accrued expenses	29.0	29.0	27.9
Total accrued expenses	$161.8	$175.9	$153.1

17. SUBSEQUENT EVENTS

The Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the fourth quarter of fiscal 2017. The dividend is payable on June 15, 2017 to shareholders of record as of the close of business on April 28, 2017.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenues from continuing operations in the quarter ended February 28, 2017 were $336.2 million, compared to $366.0 million in the prior fiscal year quarter, a decrease of $29.8 million. The Company reported net loss per basic and diluted share of $0.44 in the third quarter of fiscal 2017, compared to net loss per basic and diluted share of $0.26 in the prior fiscal year quarter, which reflects both continuing and discontinued operations.

The Company was able to partially offset the profit impact of lower revenues in the book clubs and trade channels by planned cost reductions across the business. Internationally, sales gains in Asia and the export business were more than offset by lower revenues in the Company's major markets, primarily the result of the planned exit from a software distribution business in Australia. Increased overhead costs in the current fiscal quarter were mainly the result of the Company's investments in strategic technology systems and new enterprise applications to manage marketing and web content, e-commerce, digital applications, analytics, product and customer data management, supply chain and new financial systems.

In the third fiscal quarter, cost reduction programs implemented earlier in fiscal 2017 helped mitigate the reduced sales in the book clubs channel, while trade channel sales returned to more normal levels after an exceptional first half of the fiscal year driven by new Harry Potter publishing. The Company's program to better match book fair resources to each school's size and interests resulted in an improvement in the seasonal operating loss in the book fairs channel. In the Education segment, the Company is focused on the fourth fiscal quarter sales of comprehensive core curriculum literacy solutions, which are proving to be preferred over traditional textbooks by many teachers and districts. The Company's multi-year strategic investment plan in transformative technology systems is progressing and has resulted in higher overhead expense in the fiscal quarter ended February 28, 2017, as anticipated. These investments in new enterprise systems and improved processes will affect every aspect of the Company's business, lowering costs and enabling the use of data-driven insights to develop closer relationships with individual customers, schools and districts.

Results of Operations – Consolidated

Revenues for the quarter ended February 28, 2017 decreased to $336.2 million, compared to $366.0 million in the prior fiscal year quarter. The Children's Book Publishing and Distribution segment revenues decreased $20.8 million, primarily in the book clubs channel, due to a lower number of sponsors and lower revenue per event driven by the unfavorable performance of media titles in the current fiscal quarter, and in the trade channel, due to lower sales of Harry Potter related publishing, primarily in coloring books. The Education segment revenues decreased $3.8 million, primarily driven by lower sales in classroom books. In local currencies, the International segment revenues decreased $3.9 million, driven by lower sales in the Company's major markets, primarily the result of the planned exit from a software distribution business in Australia, partially offset by revenue gains in Asia and the export business. International revenues were also impacted by unfavorable foreign exchange translation of $1.3 million.

Revenues for the nine month period ended February 28, 2017 increased to $1,242.0 million, compared to $1,159.0 million in the prior fiscal year period. The Children's Book Publishing and Distribution segment revenues increased $68.1 million, primarily driven on the strength of Harry Potter publishing, backlist and frontlist, including Harry Potter and the Cursed Child, Parts One and Two, as well as the screenplay of the Fantastic Beasts and Where to Find Them™ film released in November 2016. The Education segment revenues remained relatively flat with higher sales in the Company's guided reading programs, professional learning services and classroom magazines, primarily offset by lower consumer magazines revenues. In local currencies, the International segment revenues increased $21.3 million, primarily driven by the strength of new Harry Potter publishing in Canada and certain export markets, as well as sales gains in trade, clubs and fairs in the Company's major international markets. The Company's increased international revenues were partially offset by unfavorable foreign exchange translation of $6.1 million.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Components of Cost of goods sold for the three and nine months ended February 28, 2017 and February 29, 2016 are as follows:

	Three months ended				Nine months ended
	February 28,		February 29,		February 28,		February 29,
	2017		2016		2017		2016
($ amounts in millions)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Product, service and production costs	$81.5	24.2%	$97.9	26.7%	$303.8	24.4%	$307.5	26.5%
Royalty costs	23.1	6.9%	21.6	5.9%	120.4	9.7%	67.1	5.8%
Prepublication and production amortization	5.6	1.7%	6.9	1.9%	17.2	1.4%	20.5	1.8%
Postage, freight, shipping, fulfillment and other	50.1	14.9%	51.6	14.1%	159.9	12.9%	154.5	13.3%
Total	$160.3	47.7%	$178.0	48.6%	$601.3	48.4%	$549.6	47.4%

Cost of goods sold as a percentage of revenue for the quarter ended February 28, 2017 decreased to 47.7%, compared to 48.6% in the prior fiscal year quarter. Lower cost of goods sold as a percentage of revenue was primarily driven by the Company's decision to exit the low margin software distribution business in Australia and favorable product mix in the trade channel.

Cost of goods sold as a percentage of revenue for the nine months ended February 28, 2017 increased to 48.4%, compared to 47.4% in the prior fiscal year period. Higher cost of goods sold as a percentage of revenue was driven by royalty costs associated with higher sales of Harry Potter titles, partially offset by the favorable impact higher revenues had on fixed costs coupled with favorable product mix and the Company's decision to exit the low margin software distribution business in Australia.

Selling, general and administrative expenses in the quarter ended February 28, 2017 increased to $190.0 million, compared to $188.3 million in the prior fiscal year quarter. The increase in expense was driven by the impact of the wage improvement program for employees in the U.S. distribution centers, higher spending on strategic technology platforms and solutions, higher facilities-related expenses and higher severance expense of $3.0 million related to cost saving initiatives. This was partially offset by lower book club channel promotion and catalog costs.

Selling, general and administrative expenses in the nine months ended February 28, 2017 increased to $587.4 million, compared to $563.0 million in the prior fiscal year period. The increase in expense was primarily driven by the impact of the wage improvement program for employees in the U.S. distribution centers, higher employee-related expenses, higher severance expense of $4.0 million related to cost reduction programs and higher spending on strategic technology platforms and solutions. This was partially offset by lower book club channel promotion and catalog costs and a reduction of $1.5 million due to a warehouse optimization project in the Company's book fairs operations in the prior fiscal year period.

Depreciation and amortization expenses in the quarter ended February 28, 2017 were $9.5 million, which was comparable to $9.2 million in the prior fiscal year quarter.

Depreciation and amortization expenses in the nine months ended February 28, 2017 decreased to $28.6 million, compared to $30.3 million in the prior fiscal year period. The decrease was primarily attributable to the prior fiscal year impairment of certain outdated technology platforms.

For the three and nine months ended February 29, 2016, the Company recognized asset impairment charges for certain legacy prepublication assets of $6.9 million.

For the three month period ended February 28, 2017, net interest expense increased to $0.3 million, from $0.2 million in the prior fiscal year quarter. For the nine month period ended February 28, 2017, net interest expense increased to $1.0 million, from $0.8 million in the prior fiscal year period. The relatively flat net interest expense

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

in both periods is driven by the absence of long-term debt. Net interest expense is driven by changes in short-term borrowings on available lines of credit.

In the nine month period ended February 29, 2016, the Company realized a gain of $2.2 million on the sale of a cost method investment in China.

The Company’s effective tax rate for the third quarter of fiscal 2017 was 35.1%, compared to 56.6% in the prior fiscal year quarter. The Company’s effective tax rate for the nine month period ended February 28, 2017 was 45.6%, compared to 14.2% in the prior fiscal year period. For the full year, the Company expects an effective tax rate, inclusive of discrete items, of approximately 40.5%.

Loss from continuing operations for the quarter ended February 28, 2017 increased by $8.3 million to $15.5 million, compared to a loss of $7.2 million in the prior fiscal year quarter. Loss from continuing operations per basic and diluted share of Class A Stock and Common Stock were $0.45 and $0.45, respectively, in the quarter ended February 28, 2017, compared to $0.21 and $0.21, respectively, in the prior fiscal year quarter.

Earnings from continuing operations for the nine months ended February 28, 2017 improved by $3.8 million to $12.9 million, compared to earnings of $9.1 million in the prior fiscal year period. Earnings from continuing operations per basic and diluted share of Class A Stock and Common Stock were $0.37 and $0.36, respectively, in the nine months ended February 28, 2017, compared to $0.27 and $0.26, respectively, in the prior fiscal year period.
Income from discontinued operations, net of tax, for the quarter ended February 28, 2017 was $0.1 million, compared to a loss from discontinued operations, net of tax, of $1.8 million in the prior fiscal year quarter. Income from discontinued operations, net of tax, for the nine months ended February 28, 2017 was less than $0.1 million, compared to a loss from discontinued operations, net of tax, of $2.6 million in the prior fiscal year period. The Company did not discontinue any operations in the first nine months of fiscal 2017.

Net loss for the quarter ended February 28, 2017 increased by $6.4 million to $15.4 million, compared to $9.0 million in the prior fiscal year quarter. Net loss per basic and diluted share of Class A Stock and Common Stock was $0.44 and $0.44, respectively, in the quarter ended February 28, 2017, compared to $0.26 and $0.26, respectively, in the prior fiscal year quarter.

Net income for the nine months ended February 28, 2017 improved by $6.4 million to $12.9 million, compared to $6.5 million in the prior fiscal year period. Net income per basic and diluted share of Class A Stock and Common Stock was $0.37 and $0.36, respectively, in the nine months ended February 28, 2017, compared to $0.19 and $0.19, respectively, in the prior fiscal year period.

Results of Continuing Operations

Children’s Book Publishing and Distribution

	Three months ended				Nine months ended
	February 28,	February 29,	$	%	February 28,	February 29,	$	%
($ amounts in millions)	2017	2016	change	change	2017	2016	change	change
Revenues	$199.0	$219.8	$(20.8)	-9.5%	$769.3	$701.2	$68.1	9.7%
Cost of goods sold	86.9	99.1	(12.2)	-12.3%	348.9	301.8	47.1	15.6%
Other operating expenses*	105.8	112.5	(6.7)	-6.0%	329.2	336.8	(7.6)	-2.3%
Operating income (loss)	$6.3	$8.2	$(1.9)		$91.2	$62.6	$28.6
Operating margin	3.2%	3.7%			11.9%	8.9%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended February 28, 2017 decreased to $199.0 million, compared to $219.8 million in the prior fiscal year quarter. Book club channel revenues declined $12.2 million on lower sponsor levels as well

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

as lower revenue per event and per sponsor, due in part to the unfavorable performance of media titles in the current fiscal quarter. Trade channel revenues decreased $7.8 million, primarily driven by a decline in Harry Potter coloring book sales, reflecting industry trends for adult coloring books. Book fair channel revenues declined $0.8 million on approximately 11% lower fairs held in the quarter due to a planned strategy to reduce the number of lower margin fairs, which drove revenue per fair higher by approximately 9%.

Revenues for the nine months ended February 28, 2017 increased to $769.3 million, compared to $701.2 million in the prior fiscal year period. Trade channel revenues increased $98.6 million primarily driven on the strength of Harry Potter publishing, backlist and frontlist, including Harry Potter and the Cursed Child, Parts One and Two, as well as the screenplay of the Fantastic Beasts and Where to Find Them film released in November 2016. In addition, continued sales of bestselling series, including Wings of Fire, The Baby-Sitters Club® Graphix, Star Wars: Jedi Academy, and the success of popular new releases including Dog Man and Dog Man Unleashed by Dav Pilkey, Ghosts by Raina Telgemeier, and Five Nights at Freddy's: The Silver Eyes by Scott Cawthorn and Kira Breed-Wrisley, drove higher revenues. Revenues from the book clubs channel decreased $24.6 million due to lower sponsor levels as well as lower revenue per event and per sponsor. Book fair channel revenues declined $5.9 million on approximately 9% fewer fairs held in the quarter reflecting a planned strategy to reduce the number of lower margin fairs, partially offset by higher revenue per fair of approximately 8%.

Cost of goods sold for the quarter ended February 28, 2017 was $86.9 million, or 44% of revenues, compared to $99.1 million, or 45% of revenues, in the prior fiscal year quarter. The decrease was due to favorable product mix in the trade channel primarily driven by lower Harry Potter coloring book sales which carried a high cost of product and purchasing efficiencies in the book club channel that yielded lower costs.

Cost of goods sold for the nine months ended February 28, 2017 was $348.9 million, or 45% of revenues, compared to $301.8 million, or 43% of revenues, in the prior fiscal year period. The increase was primarily driven by royalty costs in the trade channel associated with higher sales of Harry Potter titles. This increase was partially offset by the favorable impact of higher revenues in the trade channel on fixed costs, favorable trade channel product mix and purchasing efficiencies in the book club channel that yielded lower costs.

Other operating expenses of $105.8 million for the quarter ended February 28, 2017 decreased compared to $112.5 million in the prior fiscal year quarter. The decrease was primarily due to a reduction in book club channel promotion and catalog costs, partially offset by the impact of the wage improvement program for employees in the U.S. distribution centers.

Other operating expenses of $329.2 million for the nine months ended February 28, 2017 decreased compared to $336.8 million in the prior fiscal year period. The decrease was primarily due to a reduction in book club channel promotion and catalog costs and a reduction of $1.5 million in expenses due to a warehouse optimization project in the Company's book fairs operations in the prior fiscal year period, partially offset by higher promotional spending in the trade channel due to new Harry Potter titles and the impact of the wage improvement program for employees in the U.S. distribution centers.

Segment operating income for the quarter ended February 28, 2017 decreased to $6.3 million, compared to $8.2 million in the prior fiscal year quarter. This was primarily driven by the lower sales in the trade and book club channels, partially offset by lower cost of goods sold.

Segment operating income for the nine months ended February 28, 2017 improved to $91.2 million, compared to $62.6 million in the prior fiscal year period. This was primarily driven by the higher sales of Harry Potter titles, partially offset by higher cost of goods sold.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Education

	Three months ended				Nine months ended
	February 28,	February 29,	$	%	February 28,	February 29,	$	%
($ amounts in millions)	2017	2016	change	change	2017	2016	change	change
Revenues	$60.1	$63.9	$(3.8)	-5.9%	$186.4	$186.7	$(0.3)	-0.2%
Cost of goods sold	19.6	21.5	(1.9)	-8.8%	63.4	66.5	(3.1)	-4.7%
Other operating expenses*	37.0	37.9	(0.9)	-2.4%	115.2	109.6	5.6	5.1%
Asset impairments	—	6.9	(6.9)	-100.0%	—	6.9	(6.9)	-100.0%
Operating income (loss)	$3.5	$(2.4)	$5.9		$7.8	$3.7	$4.1
Operating margin	5.8%	—%			4.2%	2.0%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended February 28, 2017 decreased to $60.1 million, compared to $63.9 million in the prior fiscal year quarter. The decrease was driven by $3.8 million in lower classroom books and literacy initiatives sales. This primarily was a result of lower sales of classroom paperbacks and collections, where the expected sales have shifted to the fourth fiscal quarter, partially offset by higher professional development and services revenue.

Revenues for the nine months ended February 28, 2017 remained relatively flat at $186.4 million, compared to $186.7 million in the prior fiscal year period. Revenues from classroom books and literacy initiatives increased $4.4 million, primarily driven by strong demand for guided reading programs and professional learning products and services. In addition, classroom magazines sales increased $1.2 million, primarily due to demand for materials for the U.S. presidential election. This was offset by lower sales in the Company's consumer magazines of $4.5 million, primarily driven by fewer custom and print publishing programs when compared to the prior fiscal year period, and lower sales of $1.4 million primarily related to lower teaching resources sales.

Cost of goods sold for the quarter ended February 28, 2017 was $19.6 million, or 33% of revenues, compared to $21.5 million, or 34% of revenues, in the prior fiscal year quarter. The reduction in cost of goods sold as a percentage of revenues was primarily driven by lower prepublication and production amortization associated with certain digital education products.

Cost of goods sold for the nine months ended February 28, 2017 was $63.4 million, or 34% of revenues, compared to $66.5 million, or 36% of revenues, in the prior fiscal year period. The reduction in cost of goods sold as a percentage of revenues was primarily driven by lower prepublication and production amortization associated with certain digital education products and favorable product mix as the higher classroom magazine sales carry higher margins.

Other operating expenses decreased to $37.0 million for the quarter ended February 28, 2017, compared to $37.9 million in the prior fiscal year quarter. The decrease is mainly attributable to lower employee related expenses and improved collections in the consumer magazines businesses.

Other operating expenses increased to $115.2 million for the nine months ended February 28, 2017, compared to $109.6 million in the prior fiscal year period. The increase was primarily due to additions to the sales management team, higher promotional related expenses, the incurrence of higher operating expenses related to the sales of U.S. presidential election year materials in the classroom magazines channel and the impact of the wage improvement program for employees in the U.S. distribution centers.

The Company recognized asset impairment charges for certain legacy prepublication assets of $6.9 million for the three and nine months ended February 29, 2016.

Segment operating income in the quarter ended February 28, 2017 increased by $5.9 million compared to the prior fiscal year quarter. This was primarily driven by the asset impairment charges for certain legacy prepublication assets of $6.9 million in the prior fiscal year.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Segment operating income in the nine months ended February 28, 2017 increased by $4.1 million compared to the prior fiscal year period. This was primarily driven by the asset impairment charges for certain legacy prepublication assets of $6.9 million partially offset by lower consumer magazines sales of custom publishing programs coupled with additions to the sales management team and the impact of the wage improvement program.

International

	Three months ended				Nine months ended
	February 28,	February 29,	$	%	February 28,	February 29,	$	%
($ amounts in millions)	2017	2016	change	change	2017	2016	change	change
Revenues	$77.1	$82.3	$(5.2)	-6.3%	$286.3	$271.1	$15.2	5.6%
Cost of goods sold	40.9	45.0	(4.1)	-9.1%	149.7	144.0	5.7	4.0%
Other operating expenses*	40.1	39.0	1.1	2.8%	120.1	120.0	0.1	0.1%
Operating income (loss)	$(3.9)	$(1.7)	$(2.2)		$16.5	$7.1	$9.4
Operating margin	—%	—%			5.8%	2.6%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended February 28, 2017 decreased to $77.1 million, compared to $82.3 million in the prior fiscal year quarter. Total local currency revenues across the Company's foreign operations decreased by $3.9 million when compared to the prior fiscal year quarter. Local currency revenues from Canada decreased $4.1 million due to overall soft sales of children's books. Local currency revenues from Australia and New Zealand decreased $3.3 million, primarily due to lower software distribution revenues of $4.9 million as the Company is exiting this low margin business in Australia. This was partially offset by continued demand for local titles within the Australia trade channel and the continued strong performance of the Australia and New Zealand book club channels. Local currency revenues from the Company's Asia operations coupled with the export and foreign rights channels increased $3.0 million primarily due to certain export trade sales and Harry Potter publishing. Local currency revenues from the UK increased $0.5 million, primarily due to higher book fairs channel revenues driven by the prior fiscal year acquisition of a leading book fair provider in the UK. Revenues were also impacted by $1.3 million in unfavorable foreign exchange translation.

Revenues for the nine months ended February 28, 2017 increased to $286.3 million, compared to $271.1 million in the prior fiscal year period. Total local currency revenues across the Company's foreign operations increased by $21.3 million when compared to the prior fiscal year period. Local currency revenues from Canada increased $12.9 million primarily due to the strength of new Harry Potter publishing and, to a lesser extent, improvements in revenues due to the impact the labor action in Ontario schools had on the prior fiscal year period sales. In addition, local currency revenues from the Company's Asia operations coupled with the export and foreign rights channels increased $10.3 million primarily due to certain export sales related to new Harry Potter publishing, as well as strong performance in the Company's Malaysia operations. Local currency revenues from the UK increased $3.2 million, primarily due to an increase in revenues driven by newly licensed product and cinematic guides in connection with the film, Fantastic Beasts and Where to Find Them, released in November 2016, and higher book fairs channel revenues driven by the prior fiscal year acquisition of a leading book fair provider in the UK. Local currency revenues from Australia and New Zealand decreased $5.1 million, primarily due to lower software distribution revenues of $12.8 million as the Company is exiting this low margin business in Australia. This was partially offset by continued demand for local titles within the Australia trade channel and the continued strong performance from the Australia and New Zealand book club channels. Revenues were also impacted by $6.1 million in unfavorable foreign exchange translation.

Cost of goods sold for the quarter ended February 28, 2017 was $40.9 million, or 53% of revenues, compared to $45.0 million, or 55% of revenues, in the prior fiscal year quarter. Cost of goods sold as a percentage of revenues decreased primarily due to Australia's exit of the low margin software distribution business net of exit costs of $0.5 million.

Cost of goods sold for the nine months ended February 28, 2017 was $149.7 million, or 52% of revenues, compared to $144.0 million, or 53% of revenues, in the prior fiscal year period. Cost of goods sold as a

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

percentage of revenues were relatively flat with favorable product mix in Australia and Australia's exit of the low margin software distribution business net of exit costs of $0.5 million, partially offset by the higher royalty costs associated with higher sales of Harry Potter titles.

Other operating expenses for the quarter ended February 28, 2017 were $40.1 million, compared to $39.0 million in the prior fiscal year quarter. In local currencies, Other operating expenses increased by $1.3 million.
The local currency increase was primarily related to higher bad debt expenses in Thailand and Indonesia, due to current local economic conditions, and changes in certain investments in Australia, partially offset by $0.2 million lower severance expense.

Other operating expenses for the nine months ended February 28, 2017 were $120.1 million, compared to $120.0 million in the prior fiscal year period. In local currencies, Other operating expenses increased by $2.4 million, primarily driven by higher bad debt expenses in the Philippines, Thailand and Indonesia, due to current local economic conditions.

Segment operating loss for the quarter ended February 28, 2017 increased by $2.2 million compared to the prior fiscal year quarter. This was driven by lower sales and higher bad debt expense.

Segment operating income for the nine months ended February 28, 2017 increased by $9.4 million compared to the prior fiscal year period. This was primarily driven by the success of new Harry Potter publishing.

Overhead

Unallocated overhead expense for the quarter ended February 28, 2017 increased by $9.0 million to $29.5 million, from $20.5 million in the prior fiscal year quarter. The increase was primarily related to higher spending on strategic technology platforms for new enterprise-wide customer and content management systems and the migration to software as a service and cloud-based technology solutions combined with increased spending on company websites. The increased spending on strategic technology platforms is expected to continue for the current and future fiscal year periods. Unallocated overhead expenses were also impacted by $3.2 million in higher severance expense related to cost saving initiatives.

Unallocated overhead expense for the nine months ended February 28, 2017 increased by $26.6 million to $90.8 million, from $64.2 million in the prior fiscal year period. The increase was primarily related to higher spending on strategic technology platforms for new enterprise-wide customer and content management systems and the migration to software as a service and cloud-based technology solutions and higher facilities-related expenses. This trend is expected to continue for the current and future fiscal year periods. Unallocated overhead expenses were also impacted by $4.0 million in higher severance expense related to cost saving initiatives for the nine months ended February 28, 2017.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $461.8 million at February 28, 2017, $399.7 million at May 31, 2016 and $351.9 million at February 29, 2016. Cash and cash equivalents held by the Company’s U.S. operations totaled $439.9 million at February 28, 2017, $385.3 million at May 31, 2016 and $335.5 million at February 29, 2016.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Cash provided by operating activities was $113.4 million for the nine months ended February 28, 2017, compared to cash used in operating activities of $151.6 million for the prior fiscal year period, representing an increase in cash provided by operating activities of $265.0 million. The increase in cash provided was primarily due to the prior fiscal year payment of approximately $186 million in income tax related to the sale of the Ed Tech business, a decrease in cash used in discontinued operations of $8.8 million and favorable changes in operating assets and liabilities of $82.0 million, primarily driven by increased accounts receivable collections and higher accrued royalties due to the higher sales during the fiscal year period. Royalty payments will be made in the following fiscal periods.

Cash used in investing activities was $45.6 million for the nine months ended February 28, 2017, compared to cash used in investing activities of $26.3 million in the prior fiscal year period, representing higher cash used in investing activities of $19.3 million. Higher capital spending in the period ended February 28, 2017 resulted in a use of cash of $14.9 million due to increased spending for strategic technology initiatives and the investment plan to create premium retail space and modernize the Company's headquarters office space. This trend is expected to continue for the current and future fiscal year periods. In addition, less cash was released from the escrow established in connection with the sale of the Ed Tech business of $7.3 million, as all cash has been recovered.

Cash used in financing activities was $5.5 million for the nine months ended February 28, 2017, compared to cash provided by financing activities of $24.2 million for the prior fiscal year period, representing an increase in cash used in financing activities of $29.7 million. The Company experienced lower proceeds pursuant to employee stock plans of $15.8 million in the nine months ended February 28, 2017, fewer cash collections under the transition services agreement of $4.4 million and higher short-term credit facility net repayments of $3.3 million.

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

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including pension contributions, dividends, currently authorized common share repurchases, debt service, planned capital expenditures and other investments. As of February 28, 2017, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $461.8 million, cash from operations, and funding available under the Revolving Loan totaling approximately $375.0 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Additionally, the Company has short-term credit facilities of $48.2 million, less current borrowings of $5.8 million and commitments of $4.9 million, resulting in $37.5 million of current availability at February 28, 2017. Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

Financing

On January 5, 2017, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together , the “Borrowers”) entered into a 5-year credit facility with certain banks (the “Loan Agreement”). The Loan Agreement replaces the Company's prior loan agreement and has substantially similar terms. The Company's prior loan agreement, which was originally entered into in 2007 and had a maturity date of December 5, 2017, was terminated in connection with the entry into the new Loan Agreement. There were no outstanding borrowings under the Loan Agreement as of February 28, 2017. For a more complete description of the Company’s Loan Agreement, see Note 4 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements.”

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of February 28, 2017. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of February 28, 2017:

($ amounts in millions)	Fiscal Year Maturity
	2017 (1)	2018	2019	2020	2021	Thereafter	Total	Fair Value @ 02/28/2017
Debt Obligations
Lines of Credit and current portion of long-term debt	$5.8	$—	$—	$—	$—	$—	$5.8	$5.8
Average interest rate	3.9%	—	—	—	—	—

(1)	Fiscal 2017 includes the remaining three months of the current fiscal year ending May 31, 2017.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of February 28, 2017, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended February 28, 2017 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.21
Credit Agreement, dated as of January 5, 2017, among the Corporation and Scholastic Inc., as borrowers, the Initial Lenders named therein, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner and Smith Incorporated and Well Fargo Securities, LLC as joint lead arrangers and joint bookrunners, Wells Fargo N.A., Capital One N.A., Fifth Third Bank and HSBC Bank USA, N.A., as syndicate agents, and Branch Banking and Trust Company, as documentation agent.

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

SCHOLASTIC CORPORATION
(Registrant)

Date: March 24, 2017	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board, President and Chief Executive Officer

Date: March 24, 2017	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED FEBRUARY 28, 2017
Exhibits Index

Exhibit Number	Description of Document

10.21
Credit Agreement, dated as of January 5, 2017, among the Corporation and Scholastic Inc., as borrowers, the Initial Lenders named therein, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner and Smith Incorporated and Well Fargo Securities, LLC as joint lead arrangers and joint bookrunners, Wells Fargo N.A., Capital One N.A., Fifth Third Bank and HSBC Bank USA, N.A., as syndicate agents, and Branch Banking and Trust Company, as documentation agent.

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