Form 10-K
period 2017-05-31
SCHOLASTIC CORP
filed 2017-07-24
CIK 866729

United States
Securities and Exchange Commission

Washington, D.C. 20549
Form 10-K
Annual Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2017   |   Commission File No. 000-19860
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of November 30, 2016, was approximately $1,312,526,586. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant’s voting stock as of June 30, 2017 was as follows: 33,460,158 shares of Common Stock and 1,656,200 shares of Class A Stock.

Documents Incorporated By Reference

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 20, 2017.

Part I
Item 1 | Business

Overview

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is the world’s largest publisher and distributor of children’s books, a leading provider of print and digital instructional materials for grades pre-kindergarten ("pre-K") to grade 12, and a producer of educational and entertaining children’s media. The Company creates quality books and ebooks, print and technology-based learning materials and programs, classroom magazines and other products that, in combination, offer schools customized and comprehensive solutions to support children’s learning both at school and at home. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading and learning. The Company is the leading operator of school-based book clubs and book fairs in the United States. It distributes its products and services through these proprietary channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. Scholastic has operations in the United States and throughout the world including Canada, the United Kingdom, Australia, New Zealand and other parts of Asia and, through its export business, sells products in approximately 145 countries.

The Company currently employs approximately 6,500 people in the United States and approximately 2,500 people outside the United States.

Segments – Continuing Operations

The Company categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution; Education; and International.

The following table sets forth revenues by reportable segment for the three fiscal years ended May 31:

		(Amounts in millions)
	2017	2016	2015
Children’s Book Publishing and Distribution	$1,052.1	$1,000.9	$957.8
Education	312.7	299.7	276.8
International	376.8	372.2	401.2
Total	$1,741.6	$1,672.8	$1,635.8

Additional financial information relating to the Company’s reportable segments is included in Note 3 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

(60.4% of fiscal 2017 revenues)

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

School-Based Book Clubs

Scholastic founded its first school-based book club in 1948. The Company's school-based book clubs consist of reading clubs for pre-K through grade 8. In addition to its regular reading club offerings, the Company creates special theme-based and seasonal offers targeted to different grade levels during the year.

The Company mails promotional materials containing order forms to classrooms in the vast majority of the pre-K to grade 8 schools in the United States. Classroom teachers who wish to participate in a school-based book club provide the promotional materials to their students, who may choose from curated selections at substantial reductions from list prices. The teacher aggregates the students’ orders and forwards them to the Company. Approximately 64% of kindergarten ("K") to grade 5 elementary school teachers in the United States who received promotional materials in fiscal 2017 participated in the Company’s school-based book clubs. In fiscal 2017, approximately 96% of total book club revenues were placed via the internet through the Company’s online ordering platform, which allows parents, as well as teachers, to order online. Products are shipped to the classroom for distribution to the students. Teachers who participate in the book clubs receive bonus points and other promotional incentives, which may be redeemed from the Company for additional books and other resource materials and items for their classrooms or the school.

School-Based Book Fairs

The Company began offering school-based book fairs in 1981 under the name Scholastic Book Fairs. The Company is the leading distributor of school-based book fairs in the United States serving schools in all 50 states. Book fairs give children access to hundreds of popular, quality books and educational materials, increase student reading and help book fair organizers raise funds for the purchase of school library and classroom books, supplies and equipment. Book fairs are generally weeklong events where children and families peruse and purchase their favorite books together. The Company delivers its book fairs from its warehouses to schools principally by a fleet of Company-owned and leased vehicles. Sales and customer service representatives, working from the Company’s regional offices and distribution facilities and national distribution facility in Missouri, along with local area field representatives, provide support to book fair organizers. Book fairs are conducted by school personnel, volunteers and parent-teacher organizations, from which the schools may receive either books, supplies and equipment or a portion of the proceeds from every book fair they host. The Company is currently focused on maximizing participation at its book fairs through increasing attendance at each book fair event. Approximately 91% of the schools that conducted a Scholastic Book Fair in fiscal 2016 hosted a fair in fiscal 2017.

Trade

Scholastic is a leading publisher of children’s books sold through bookstores, internet retailers and mass merchandisers in the United States. Scholastic’s original publications include Harry Potter™, The Hunger Games, The 39 Clues®, Spirit Animals®, The Magic School Bus®, I Spy™, Captain Underpants®, Goosebumps® and Clifford The Big Red Dog®, and licensed properties such as Star Wars®, Lego®, Pokemon® and Geronimo Stilton®. In addition, the Company’s Klutz® imprint is a publisher and creator of “books plus” products for children, including titles such as Make Clay Charms, Sew Mini Treats, Make Your Own Mini Erasers, and Lego Chain Reactions.

The Company’s trade organization focuses on publishing, marketing and selling books to bookstores, internet retailers, mass merchandisers, specialty sales outlets and other book retailers, and also supplies books for the Company’s proprietary school channels. The Company maintains a talented and experienced creative staff that constantly seeks to attract, develop and retain the best children’s authors and illustrators. The Company believes that its trade publishing staff, combined with the Company’s reputation and proprietary school distribution channels, provides a significant competitive advantage, evidenced by numerous bestsellers over the past two decades. Bestsellers in the trade division during fiscal 2017 included Harry Potter and the Cursed Child, Parts One and Two, the original screenplay of the Fantastic Beasts and Where to Find Them™ film, Ghosts, Dogman and Dogman Unleashed, Five Nights at Freddy's: The Silver Eyes, and the Pokemon: Deluxe Essential Handbook, as well as multiple series, including Harry Potter, Captain Underpants, Wings of Fire, The Baby-Sitters Club® Graphix, and Star Wars: Jedi Academy.
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

EDUCATION

(18.0% of fiscal 2017 revenues)

Education includes the publication and distribution to schools and libraries of children’s books, other print and on-line reference, non-fiction and fiction focused products, classroom magazines and classroom materials for core and supplemental literacy instruction, as well as consulting services and related products supporting professional development for teachers and school and district administrators, including professional books, coaching, workshops and seminars which in combination cover grades pre-K to 12 in the United States.

The Company is a leading provider of classroom libraries and paperback collections, including best-selling titles and leveled books for guided reading, to individual teachers and other educators and schools and school district customers. Additionally, the Company provides books and consulting services to community-based organizations and other groups engaged in literacy initiatives through Scholastic Family and Community Engagement (FACE). Scholastic helps schools build classroom collections of high quality, award-winning books for every grade, reading level and multicultural background, including it's Leveled Bookroom and the Phyllis C. Hunter classroom library series. Scholastic serves customer needs with customized support for literacy instruction, providing comprehensive literacy programs which include print and digital content, as well as assessment tools. The Company publishes and sells professional books authored by notable experts in education, such as Disrupting Thinking by Kylene Beers and Bob Probst, and supplemental materials like Next Step Forward in Guided Reading, authored by Jan Richardson. These materials are designed for and generally purchased by teachers, both directly from the Company and through teacher stores and booksellers, including the Company's on-line teacher store (www.scholastic.com/teacherstore), which provides professional books and other educational materials to teachers and other educators.

Scholastic is the leading publisher of classroom magazines. Teachers in grades pre-K to 12 use the Company’s 30 classroom magazines, including Scholastic News®, Scope®, Storyworks®, Let's Find Out® and Junior Scholastic®, to supplement formal learning programs by bringing subjects of current interest into the classroom, including current events, literature, math, science, social studies and foreign languages. These offerings provide schools with substantial non-fiction material, which is required to meet new higher educational standards. Each magazine has its own website with online digital resources that supplement the print materials. Scholastic’s classroom magazine circulation in the United States in fiscal 2017 was approximately 15.5 million, with approximately 77% of the circulation in grades pre-K to 6. The majority of magazines purchased are paid for with school or district funds, with parents and teachers paying for the balance. Circulation revenue accounted for substantially all classroom magazine revenue in fiscal 2017.

Scholastic is also a leading publisher of quality children’s reference and non-fiction products and subscriptions to databases sold primarily to schools and libraries in the United States. These products include non-fiction books published in the United States under the imprints Children’s Press® and Franklin Watts®. Also included in the segment is the Company's consumer magazine business, including Teacher magazine.

The products and services described above are offered by Scholastic to educators in pre-K to 12 schools as a comprehensive program for student achievement and literacy development. These solutions encompass core literacy curriculum publishing, including the Company’s guided reading programs, print programs involving customized classroom and library book collections, related supplemental materials made available through the Company’s classroom magazines, including additional non-fiction material available to students through the digital components accompanying the print classroom magazines, and the Company’s custom curriculum and teaching guides and other professional development materials and services to aid teachers in the implementation of the Company’s comprehensive solutions.

INTERNATIONAL

(21.6% of fiscal 2017 revenues)

General

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

Scholastic has operations in Canada, the United Kingdom, Ireland, Australia, New Zealand, India, China, Singapore and other parts of Asia including Malaysia, Thailand, the Philippines, Indonesia, Hong Kong, Taiwan, Korea and Japan. The Company has branches in the United Arab Emirates and Colombia and, through its export business, sells products in approximately 145 countries. The Company’s international operations have original trade and educational publishing programs; distribute children’s books, digital educational resources and other materials through school-based book clubs, school-based book fairs and trade channels; produce and distribute magazines; and offer on-line services. Many of the Company’s international operations also have their own export and foreign rights licensing programs and are book publishing licensees for major media properties. Original books published by many of these operations have received awards for excellence in children’s literature. In Asia, the Company also publishes and distributes products under the Grolier name for parents to teach their children at home and engages in direct sales in shopping malls and door to door, as well as operating tutorial centers that provide English language training to students.

Canada

Scholastic Canada, founded in 1957, is a leading publisher and distributor of English and French language children’s books. Scholastic Canada is the largest school-based book club and school-based book fair operator in Canada and is one of the leading suppliers of original or licensed children’s books to the Canadian trade market. Since 1965, Scholastic Canada has also produced quality Canadian-authored books and educational materials, including an early reading program sold to schools for grades K to 6.

United Kingdom

Scholastic UK, founded in 1964, is the largest school-based book club and book fair operator in the United Kingdom and is a publisher and one of the leading suppliers of original or licensed children’s books to the United Kingdom trade market. Scholastic UK also publishes supplemental educational materials, including professional books for teachers. Scholastic also holds equity method investments in two publishers, one of which is also a distributor, in the United Kingdom.

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

Asia

The Company’s Asian operations include initiatives for educational publishing programs based out of Singapore, as well as the wholly-owned Grolier direct sales business, which sells English language and early childhood learning materials through a network of independent sales representatives in India, Indonesia, Malaysia, the Philippines, Singapore and Thailand and engages in direct sales in shopping malls and door to door. In addition, the Company operates school-based book clubs and book fairs throughout Asia; publishes original titles in English and Hindi languages in India, including specialized curriculum books for local schools; conducts reading improvement programs inside local schools in the Philippines; and operates a chain of English language tutorial centers in China in cooperation with local partners.

Foreign Rights and Export

The Company licenses the rights to selected Scholastic titles in 47 languages to other publishing companies around the world. The Company’s export business sells educational materials, digital educational resources and children’s books to schools, libraries, bookstores and other book distributors in approximately 145 countries that are not otherwise directly serviced by Scholastic subsidiaries. The Company also partners with governments and non-governmental agencies to create and distribute books to public schools in developing countries.

Discontinued Operations

During the twelve month period ended May 31, 2017, the Company did not dispose of any components of the business that would meet the criteria for discontinued operations reporting.

During the fourth quarter of fiscal 2015, the Company sold its educational technology and services business (formerly the Company's Educational Technology and Services segment) to Houghton Mifflin Harcourt. The transaction was completed on May 29, 2015. The educational technology and services business was engaged, among other things, in the development and sale of reading and math improvement programs, as well as providing consulting and professional development services, principally to schools in the United States. The sale included the equity in two former subsidiaries, International Center for Leadership in Education and Tom Snyder Productions, as well as rights to sell all of the products of the educational technology and services business internationally.

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

•	Acquired intangible assets. The Company may acquire fully or partially developed Content from third parties via acquisitions of entities or outright purchase of the rights to Content.

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

Name	Age	Employed by Registrant Since	Previous Position(s) Held
Richard Robinson	80	1962	Chairman of the Board (since 1982), President (since 1974) and Chief Executive Officer (since 1975).
Maureen O’Connell	55	2007	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (since 2007).
Iole Lucchese	50	1991	Executive Vice President (since 2016), Chief Strategy Officer (since 2014); President, Scholastic Canada (2015-2016); and Co-President, Scholastic Canada (2003-2015).
Judith A. Newman	59	1993
Executive Vice President and President, Book Clubs (since 2014), Book Clubs and eCommerce (2011-2014), Book Clubs (2005-2011) and Scholastic At Home (2005-2006); Senior Vice President and President, Book Clubs and Scholastic At Home (2004-2005); and Senior Vice President, Book Clubs (1997-2004).

Alan Boyko	63	1988	President, Scholastic Book Fairs, Inc. (since 2005).
Andrew S. Hedden	76	2008	Executive Vice President, General Counsel and Secretary (since 2008) and member of the Board of Directors (since 1991).

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

The Company operates in highly competitive markets that are subject to rapid change, including, in particular, changes in customer preferences and changes and advances in relevant technologies. There are substantial uncertainties associated with the Company’s efforts to develop successful trade publishing, educational, and media products and services, including digital products and services, for its customers, as well as to adapt its print and other materials to new digital technologies, including the internet cloud technologies, ebook readers, tablets and other devices and school-based technologies. The Company makes significant investments in new products and services that may not be profitable, or whose profitability may be significantly lower than the Company anticipates or has experienced historically. In particular, in the context of the Company’s current focus on key digital opportunities, including ebooks for children and schools, the markets are continuing to develop and the Company may be unsuccessful in establishing itself as a significant factor in any market which does develop. Many aspects of an ebook market which could develop for children and schools, such as the nature of the relevant software and hardware, the size of the market, relevant methods of delivery and relevant content, as well as pricing models, are still evolving and will, most likely, be subject to change on a recurrent basis until a pattern develops and becomes more defined. There can be no assurance that the Company will be successful in implementing its ebook strategy, including the continuing development of its ereading applications for consumer and classroom markets, which could adversely affect the Company’s revenues and growth opportunities. In this connection, the Company previously determined to cease its support for its ereading applications offered to consumers through its school and ecommerce channels in favor of concentrating its efforts towards the introduction of a universal cross-platform streaming application, to be made available initially to the classroom market. There can be no assurance that the Company will ultimately be successful in its redirected strategy of introducing a streaming model directed to the classroom market or the subsequent development of a broader streaming model. In addition, the Company faces market risks associated with systems development and service delivery in its evolving school ordering and ecommerce businesses.

Our financial results would suffer if we fail to successfully differentiate our offerings and meet market needs in school-based book clubs and book fairs, two of our core businesses.

The Company’s school-based book clubs and book fairs are core businesses, which produce a substantial part of the Company’s revenues. The Company is subject to the risks that it will not successfully continue to develop and execute new promotional strategies for its school-based book clubs or book fairs in response to future customer trends, including any trends relating to a demand for ebooks on the part of customers, or technological changes or that it will not otherwise meet market needs in these businesses in a timely or cost-effective fashion and successfully engage a newer millennial teacher population in order to increase current teacher sponsorship in its book club business, as well as maintain school sponsorship at the planned level in its book fair business and ordering levels in each of these businesses, which would have an adverse effect on the Company’s financial results. The Company differentiates itself from competitors by providing curated offerings in its school-based book clubs and book fairs designed to make reading attractive for children, in furtherance of its mission as a champion of literacy. Competition from mass market and on-line distributors using customer-specific curation tools could reduce this differentiation, posing a risk to the Company's results.

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

The Company has direct ownership of certain significant real estate assets, in particular, the Company’s headquarters location in New York City and its primary distribution center in Jefferson City, Missouri. The New York headquarters location serves a dual purpose as it also contains premium retail space that is, from time to time, leased to retail tenants in order to generate rental income and cash flow, and the Company is currently engaged in a renovation of its New York headquarters which will include making additional space available for retail use. Accordingly, the Company is sensitive to various risk factors such as changes to real estate values and property taxes, pricing and demand for high end retail spaces in Soho, New York City, interest rates, cash flow of underlying real estate assets, supply and demand, and the credit worthiness of any retail tenants. There is also no guarantee that investment objectives for the retail component of the Company’s real estate will be achieved.

If we fail to adapt to new purchasing patterns or trends, our business and financial results could be adversely affected.

The Company’s business is affected significantly by changes in customer purchasing patterns or trends in, as well as the underlying strength of, the trade, educational and media markets for children. In particular, the Company’s educational publishing business may be adversely affected by budgetary restraints and other changes in educational funding as a result of new policies which could result from the recent change in administration and changes in the Department of Education at the federal level or otherwise resulting from new legislation or regulatory action, whether at the federal, state or local level, as well as changes in the procurement process, to which the Company may be unable to adapt successfully. In addition, there are many competing demands for educational funds, and there can be no guarantee that the Company will otherwise be successful in continuing to obtain sales of its educational materials and programs from any available funding.

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

The Company is subject to privacy laws and regulations in the conduct of its business in the United States and in other jurisdictions in which it conducts its international operations, many of which vary significantly, relating to use of information obtained from customers of, and participants in, the Company’s on-line offerings. In addition, the Company is also subject to the regulatory requirements of the Children’s Online Privacy Protection Act ("COPPA") in

the United States relating to access to, and the use of information received from, children in respect to the Company’s on-line offerings. Since the businesses of the Company are primarily centered on children, failures of the Company to comply with the requirements of COPPA and similar laws in particular, as well as failures to comply generally with applicable privacy laws and regulations, could lead to significant reputational damage and other penalties and costs, including loss of future business.

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

The Company relies on a variety of information technology platforms to execute its operations, including human resources, payroll, finance, order-to-cash, procurement, vendor payment, inventory management, distribution and content management systems and its internal operating systems. Many of these systems are integrated via internally developed interfaces and modifications. Failure of one or more systems could lead to operating inefficiencies or disruptions and a resulting decline in revenue or profitability. As the Company continues to implement its new enterprise-wide customer and content management systems and the migration to software as a service ("SaaS") and cloud-based technology solutions, in its initiatives to integrate its separate legacy platforms into a cohesive enterprise-wide system, there can be no assurance that it will be successful in its efforts or that the staged implementation of these initiatives in the Company's global operations will not involve disruptions in its systems or processes having a short term adverse impact on its operations and ability to service its customers.

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

The inability to obtain and publish best-selling new titles such as Harry Potter could cause our future results to decline in comparison to historical results.

The Company invests in authors and illustrators for its Trade publication business, and has a history of publishing hit titles such as Harry Potter. The inability to publish best-selling new titles in future years could negatively impact the Company.

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

The Company has various operating subsidiaries domiciled in foreign countries. In addition, the Company sells products and services to customers located in foreign countries where it does not have operating subsidiaries, and a significant portion of the Company’s revenues are generated from outside of the United States. The Company’s business processes, including distribution, sales, sourcing of content, marketing and advertising, are, accordingly, subject to multiple national, regional and local laws, regulations and policies. The Company could be adversely affected by noncompliance with foreign laws, regulations and policies, including those pertaining to foreign rights and exportation. The Company is also exposed to fluctuations in foreign currency exchange rates and to business disruption caused by political, financial or economic instability or the occurrence of natural disasters in foreign countries. In addition, the Company and its foreign operations could be adversely impacted by a downturn in general economic conditions on a more global basis caused by general political instability or unrest or changes in economic affiliations. For example, the results of the Referendum on the United Kingdom’s (or the UK) Membership in the European Union (EU) (referred to as Brexit), advising for the exit of the United Kingdom from the European Union, could affect our sales in the UK, as the uncertainty caused by the vote and the uncertain future course of negotiations between the EU and the UK could negatively impact the economies of the UK and other nations.

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

Item 1B | Unresolved Staff Comments

None.

Item 2 | Properties
The Company maintains its principal offices in the metropolitan New York area, where it owns or leases approximately 0.6 million square feet of space. On February 28, 2014, the Company acquired its headquarters space (including land, building, fixtures and related personal property and leases) at 555 Broadway, New York, NY from its landlord under a purchase and sale agreement. As a result of such purchase, the Company now owns the entirety of its principal headquarters space located at 557 and 555 Broadway in New York City, and the Company has commenced the renovation of this headquarters space to create new premium retail space and a more modern and efficient office plan.
The Company also owns or leases approximately 1.5 million square feet of office and warehouse space for its primary warehouse and distribution facility located in the Jefferson City, Missouri area. In addition, the Company owns or leases approximately 2.8 million square feet of office and warehouse space in approximately 60 facilities in the United States, principally for Scholastic book fairs. The Company owns or leases approximately 1.4 million square feet of office and warehouse space in approximately 130 facilities in Canada, the United Kingdom, Australia, New Zealand, Asia and elsewhere around the world for its international businesses.
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

	For fiscal years ended May 31,
	2017		2016
	High	Low	High	Low
First Quarter	$42.22	$37.44	$46.28	$40.01
Second Quarter	46.51	35.20	44.24	37.58
Third Quarter	49.38	42.89	43.74	30.34
Fourth Quarter	46.57	41.04	39.45	34.51

Holders: The number of holders of Class A Stock and Common Stock as of July 10, 2017 were 3 and approximately 10,000, respectively.

Dividends: During fiscal 2017, the Company declared four regular quarterly dividends in the amount of $0.15 per Class A and Common share, amounting to total dividends declared during fiscal 2017 of $0.60 per share. During fiscal 2016, the Company declared four regular quarterly dividends in the amount of $0.15 per Class A and Common share, amounting to total dividends declared during fiscal 2016 of $0.60 per share.

On July 19, 2017, the Board of Directors declared a cash dividend of $0.15 per Class A and Common share in respect of the first quarter of fiscal 2018. This dividend is payable on September 15, 2017 to shareholders of record on August 31, 2017. All dividends have been in compliance with the Company’s debt covenants.

Share purchases: During fiscal 2017, the Company repurchased 179,394 Common shares on the open market at an average price paid per share of $38.80 for a total cost of approximately $6.9 million, pursuant to a share buy-back program authorized by the Board of Directors. During fiscal 2016, pursuant to the same share buy-back program, the Company repurchased 413,960 Common shares on the open market at an average price paid per share of $34.75 for a total cost of approximately $14.4 million.

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended May 31, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value in millions) that may yet be purchased under the plans or programs (i)
March 1, 2017 through March 31, 2017	—	$—	—	$39.5
April 1, 2017 through April 30, 2017	—	$—	—	$39.5
May 1, 2017 through May 31, 2017	23,375	$41.57	23,375	$38.6
Total	23,375	$41.57	23,375	$38.6

(i) Represents the remaining amount under the current $50.0 million Board authorization for Common share repurchases announced on July 22, 2015, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions.

Stock Price Performance Graph

The graph below matches the Corporation’s cumulative 5-year total shareholder return on Common Stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies that includes Pearson PLC, John Wiley & Sons Inc. and Houghton Mifflin Harcourt. The graph tracks the performance of a $100 investment in the Corporation’s Common Stock, in the index and in the peer group (with the reinvestment of all dividends) from June 1, 2012 to May 31, 2017. Houghton Mifflin Harcourt was added to the peer group on November 14, 2013, which was the first day its shares traded on the NASDAQ stock exchange.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Scholastic Corporation, the NASDAQ Composite Index
and a Peer Group
*$100 invested on 5/31/12 in stock or index, including reinvestment of dividends.

	Fiscal year ending May 31,
	2012	2013	2014	2015	2016	2017
Scholastic Corporation	$100.00	$114.05	$122.45	$173.67	$154.83	$171.05
NASDAQ Composite Index	100.00	122.23	150.06	179.32	175.01	219.24
Peer Group	100.00	106.27	122.79	138.76	97.51	81.03

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 | Selected Financial Data

(Amounts in millions, except per share data) For fiscal years ended May 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Total revenues	$1,741.6	$1,672.8	$1,635.8	$1,561.5	$1,549.8
Cost of goods sold (1)	814.5	762.3	758.5	725.0	715.4
Selling, general and administrative expenses (exclusive of depreciation and amortization) (2)	777.8	777.7	771.1	727.3	734.8
Depreciation and amortization	38.7	38.9	47.9	60.3	65.4
Severance (3)	14.9	11.9	9.6	10.5	13.1
Asset impairments (4)	6.8	14.4	15.8	28.0	—
Operating income	88.9	67.6	32.9	10.4	21.1
Interest expense, net	1.0	1.1	3.5	6.9	14.5
Gain (loss) on investments and other (5)	—	2.2	0.5	(5.8)	0.0
Earnings (loss) from continuing operations before income taxes	87.9	68.7	29.9	(2.3)	6.6
Provision (benefit) for income taxes (6)	35.4	24.7	14.4	(15.6)	1.7
Earnings (loss) from continuing operations	52.5	44.0	15.5	13.3	4.9
Earnings (loss) from discontinued operations, net of tax	(0.2)	(3.5)	279.1	31.1	26.2
Net income (loss)	52.3	40.5	294.6	44.4	31.1
Share Information:
Earnings (loss) from continuing operations:
Basic	$1.51	$1.29	$0.47	$0.42	$0.15
Diluted	$1.48	$1.26	$0.46	$0.41	$0.15
Earnings (loss) from discontinued operations:
Basic	$(0.00)	$(0.11)	$8.53	$0.97	$0.82
Diluted	$(0.01)	$(0.10)	$8.34	$0.95	$0.80
Net income (loss):
Basic	$1.51	$1.18	$9.00	$1.39	$0.97
Diluted	$1.47	$1.16	$8.80	$1.36	$0.95
Weighted average shares outstanding - basic	34.7	34.1	32.7	32.0	31.8
Weighted average shares outstanding - diluted	35.4	34.9	33.4	32.5	32.4
Dividends declared per common share	$0.600	$0.600	$0.600	$0.575	$0.500
Balance Sheet Data:
Working Capital	$583.4	$571.8	$562.9	$233.2	$299.2
Cash and cash equivalents	444.1	399.7	506.8	20.9	87.4
Total assets	1,760.4	1,713.1	1,822.3	1,528.5	1,441.0
Long-term debt (excluding capital leases)	—	—	—	120.0	—
Total debt	6.2	6.3	6.0	135.8	2.0
Long-term capital lease obligations	6.5	7.5	0.4	0.0	57.5
Total capital lease obligations	7.6	8.6	0.7	0.0	57.7
Total stockholders’ equity	1,307.9	1,257.6	1,204.9	915.4	864.4

(1)
In fiscal 2017, the Company recognized pretax exit costs related to its software distribution business in Australia of $0.5. In fiscal 2015, the Company recognized a pretax charge of $1.5 related to a warehouse optimization project in Canada and a $0.4 pretax charge related to unabsorbed burden associated with the former educational technology and services business. In fiscal 2014, the Company recognized a pretax charge of $2.4 for royalties related to Storia® operating system-specific apps that are no longer supported due to the transition to a Storia streaming model and a $0.3 pretax charge related to unabsorbed burden associated with the former educational technology and services business. In fiscal 2013, the Company recognized a pretax charge for costs related to unabsorbed burden associated with the former educational technology and services business of $0.9.

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

(3)
In fiscal 2017, the Company recognized pretax severance expense of $12.9 as part of cost reduction programs. In fiscal 2016, the Company recognized pretax severance expense of $9.5 as part of cost reduction and restructuring programs. In fiscal 2015, the Company recognized pretax severance expense of $8.9 as part of cost reduction and restructuring programs. In fiscal 2014, the Company recognized pretax severance expense of $9.9 as part of a cost savings initiative. In fiscal 2013, the Company recognized pretax severance expense of $9.4 as part of a cost savings initiative.

(4)
In fiscal 2017, the Company recognized a pretax impairment charge related to certain website development assets of $5.7 and certain legacy prepublication assets of $1.1. In fiscal 2016, the Company recognized a pretax impairment charge of $7.5 related to legacy building improvements in connection with the Company's headquarters renovation and a pretax charge of $6.9 for certain legacy prepublication assets. In fiscal 2015, the Company recognized a pretax impairment charge of $8.3 in connection with the restructuring of the Company's media and entertainment businesses, a $4.6 pretax impairment charge related to the discontinuation of certain outdated technology platforms, and a $2.9 pretax impairment charge associated with the closure of the retail store located at the Company headquarters in New York City. In fiscal 2014, the Company recognized a pretax impairment charge of $14.6 for assets related to Storia operating system-specific apps and a pretax impairment charge of $13.4 related to goodwill associated with the book clubs reporting unit in the Children's Book Publishing and Distribution segment.

(5)
In fiscal 2016, the Company recognized a pretax gain of $2.2 on the sale of a China-based cost method investment. In fiscal 2015, the Company recognized a pretax gain of $0.6 on the sale of a UK-based cost method investment. In fiscal 2014, the Company recognized a pretax loss of $1.0 and $4.8 related to a U.S.-based equity method investment and a UK-based cost method investment, respectively.

(6)
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

Overview and Outlook

Revenues from continuing operations in fiscal 2017 were $1.74 billion, an increase of 4.1% from $1.67 billion in fiscal 2016, reflecting higher sales in the Company's Children's Book Publishing and Distribution segment of $51.2 million, increased revenues in the Education segment of $13.0 million, higher local currency revenues in the International segment of $14.1 million, partially offset by the negative impact of foreign exchange of $9.5 million. Earnings from continuing operations per diluted share were $1.48 for the fiscal year ended May 31, 2017, compared to $1.26 in the prior fiscal year.

In fiscal 2017, operating income grew by $21.3 million driven by the strong performance in the trade channel in the first half of the current fiscal year and the strong finish in the Education segment in the fourth quarter of the current fiscal year. The Company continues to see an expanding market for core Pre-K to 6 reading programs as a substitute for basal textbooks, and the Company is in a strong position to continue to grow market share with comprehensive literacy curriculum and professional learning services.

In fiscal 2017, in addition to the normal maintenance levels of capital expenditures and prepublication expense related to the development of new products and platforms, the Company spent $30.6 million of capital on strategic technology upgrades and initiatives forming part of the previously announced multi-year transformational technology investment program. These technology investments are designed to enable the Company to better utilize data to go to market, simplify and standardize business processes across divisions, and communicate more effectively with customers. The Company also spent $20.6 million related to the redesign and upgrade of its headquarters building in New York City. The investment in the building is creating a 21st century workplace that integrates seamless and scalable technology to improve capacity and productivity, as well as freeing higher value Broadway-facing retail space on the lower levels.

Looking forward to fiscal 2018, the Company has launched Scholastic 2020, a three-year plan to significantly improve operating income as the Company approaches its 100th anniversary in October 2020. This plan will align the Company's investments in transformative technology with its operations and publishing groups in order to reduce costs, simplify business processes and improve the use of data analytics for more efficient marketing and sales. The Scholastic 2020 plan will be based on a concentrated cross company process which will both help manage technology and ensure that the Company works cooperatively on reaching specific goals utilizing the information provided. While the Company expects fiscal 2018 to show lower results, particularly after the 2017 breakout performance of the new Harry Potter titles, as well as higher costs in technology, the Company anticipates growth in operating income in the following years as a result of the Scholastic 2020 plan to drive process improvements across the Company. The improvements are particularly important for the book club and book fairs distribution programs as these channels include significant costs of handling, fulfillment, and freight which need to be constantly manged for greater efficiency. As the Company generates better-quality information as a result of the investments in technology, it will realize lower costs in marketing and operations, as well as the benefits of better digital communications with customers so the Company can continue to provide great products and services to schools and families.

In the Children’s Book Publishing and Distribution segment, the Company expects trade sales in fiscal 2018 to return to more normal levels after the fiscal 2017 performance of Harry Potter and the Cursed Child, Parts One and Two and the original screenplay by J.K. Rowling of Fantastic Beasts and Where to Find Them. Partially offsetting this decline is the expectation of moderate revenue growth in the Company’s book club and book fairs channels. While the Company expects some increased marketing opportunities in connection with the upcoming 20th anniversary of Harry Potter in the U.S. in calendar year 2018, the Company's fiscal 2018 publishing plan will focus primarily on new books in bestselling series like Dog Man, Wings of Fire and Jedi Academy and licensed publishing against popular media properties like American Girl, Five Nights at Freddy's and Pokemon. The book clubs channel expects to drive growth with new product, pricing and merchandising strategies, including a greater focus on traditionally successful multi-grade club offerings. The book fairs channel expects to improve revenue and profitability by increasing revenue per fair, using more robust business analytics to right-size fair types and target growth opportunities in the higher demographic markets.

In the Education segment, the Company expects to grow revenues in fiscal 2018 by focusing on the opportunity to provide a complete Pre-K to 6 core literacy curriculum to school districts and increase market share for both core and supplemental literacy products, as well as the expansion of the Company's services business focused on product-aligned professional development and family and community engagement. Expected revenue growth in the Education segment is predicated on the Company’s expanded market presence.

In the International segment, revenues in fiscal 2018 are expected to be on par with the past fiscal year, with growth in most countries offset by a return to usual levels in Canada and export in the absence of new Harry Potter-related publishing. In fiscal 2018, the Company will place greater emphasis on growing the international education business in both mature and emerging markets with deeper penetration of key products as the Company looks to build its position as a global partner with schools in support of research-based instructional literacy and mathematics programs. The Company also expects direct sales in Asia to grow as a result of increased training and support of its large independent sales force.

In fiscal 2018, the Company expects to complete the previously reported termination of its domestic defined benefit pension plan. The final step in this process will involve the distribution of earned benefits to plan participants and the purchase of annuity contracts from a third-party insurance company. The final settlement of these liabilities will trigger the recognition of the accumulated actuarial losses associated with this plan.

In fiscal year 2018, the Company will continue to invest in its overarching strategic technology innovation program as it looks to complete the final year of a previously announced plan of investment, as well as the commencement of a new multi-year program seeking to upgrade its Oracle enterprise-wide platforms for financial management, supply chain, transportation and logistics. In addition, the Company will complete all construction work on its headquarters building in fiscal 2018.

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

School-Based Book Fairs – Revenues associated with school-based book fairs are related to sales of product. Book fairs are typically run by schools and/or parent teacher organizations over a five business-day period. The amount of revenue recognized for each fair represents the net amount of cash collected at the fair and remitted to the Company. Revenue is fully recognized at the completion of the fair. At the end of reporting periods, the Company defers estimated revenue for those fairs that have not been completed as of the period end, based on the number of fair days occurring after period end on a straight-line calculation of the full fair’s revenue. The Company also estimates revenues for those fairs which have not reported final fair results.

Trade – Revenue from the sale of children’s books for distribution in the retail channel is primarily recognized when risks and benefits transfer to the customer, or when the product is on sale and available to the public. For newly published titles, the Company, on occasion, contractually agrees with its customers when the publication may be first offered for sale to the public, or an agreed upon “Strict Laydown Date.” For such titles, the risks and benefits of the publication are not deemed to be transferred to the customer until such time that the publication can contractually be sold to the public, and the Company defers revenue on sales of such titles until such time as the customer is permitted to sell the product to the public. Revenue for ebooks, which generally is the net amount received from the retailer is recognized upon electronic delivery to the customer by the retailer.

A reserve for estimated returns is established at the time of sale and recognized as a reduction to revenue. Actual returns are charged to the reserve as received. Reserves for returns are based on historical return rates, sales patterns, type of product and expectations. In order to develop the estimate of returns that will be received subsequent to May 31, 2017, management considers patterns of sales and returns in the months preceding May 31, 2017, as well as actual returns received subsequent to year end, available customer and market specific data and other return rate information that management believes is relevant. Actual returns could differ from the Company’s estimate. A one percentage point change in the estimated reserve for returns rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2017 of approximately $1.9 million.

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

Accounts receivable:

Accounts receivable are recognized net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. Reserves for returns are based on historical return rates, sales patterns, type of product and expectations. In order to develop the estimate of returns that will be received subsequent to May 31, 2017, management considers patterns of sales and returns in the months preceding May 31, 2017, as well as actual returns received subsequent to year end, available customer and market specific data and other return rate information that management believes is relevant. Reserves for estimated bad debts are established at the time of sale and are based on an evaluation of accounts receivable aging, and, where applicable, specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience to estimate the ultimate collectability of these receivables. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. A one percentage point change in the estimated bad debt reserve rates, which are applied to the accounts receivable aging, would have resulted in an increase or decrease in operating income for the year ended May 31, 2017 of approximately $2.3 million.

Inventories:

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates by channel and the sales patterns of its products, and specifically identified obsolete inventory. The impact of a one percentage point change in the obsolescence reserve rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2017 of approximately $3.5 million.

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

Intangible assets with definite lives consist principally of customer lists, intellectual property and other agreements and are amortized over their expected useful lives. Customer lists are amortized on a straight-line basis over five to ten years, while other agreements are amortized on a straight-line basis over their contractual term. Intellectual property assets are amortized over their remaining useful lives, which is approximately five years.

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

Employee Benefit Plan Obligations:

The rate assumptions discussed below impact the Company’s calculations of its pension and post-retirement obligations. The rates applied by the Company are based on the portfolios’ past average rates of return, discount rates, actuarial information and, with regard to the U.S. Pension Plan, assumptions related to the plan's expected termination. Any change in market performance, interest rate performance, assumed health care cost trend rate, compensation rates or, with regard to the U.S. Pension Plan, estimated lump sum payments and expected fair value of annuity contracts could result in significant changes in the Company’s pension and post-retirement obligations.

Pension obligations

UK Pension Plan
The Company’s UK Pension Plan calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and interest cost component of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost component of net periodic pension costs.

U.S. Pension Plan
The Company's U.S. Pension Plan calculations are impacted by its expected termination which is considered imminent and likely to occur during fiscal 2018. As such, the Company utilized a discount rate and short-term expected rate of return on plan assets to arrive at an obligation for which additional estimates, related to the anticipated amount of lump sum payments to be distributed in fiscal 2018 and insurance company pricing on the portion of the obligation not distributed through lump sum payments, were used to calculate the benefit obligation. Pension benefits in the cash balance plan for employees located in the U.S. are based on formulas in which the employees’ balances are credited monthly with interest based on the average rate for one-year U.S. Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment periods for the periods prior to June 1, 2009.

A one percentage point change in the discount rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2017 of approximately $0.1 million. A one percentage point change in the expected long-term return on plan assets would have resulted in an increase or decrease in operating income for the year ended May 31, 2017 of approximately $1.5 million.

Other post-retirement benefits – The Company provides post-retirement benefits, consisting of healthcare and life insurance benefits, to eligible retired United States-based employees. The post-retirement medical plan benefits are funded on a pay-as-you-go basis, with the employee paying a portion of the premium and the Company paying the remainder. The existing benefit obligation is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the service and interest cost component of net periodic post-retirement benefit cost.

A one percentage point change in the discount rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2017 of approximately $0.2 million and $0.7 million, respectively. The assumed health care cost trend rate is used in the measurement of the long-term expected increase in medical claims. A one percentage point change in the health care cost trend rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2017 of approximately $0.1 million. A one percentage point change in the health care cost trend rate would have resulted in an increase or decrease in the post-retirement benefit obligation as of May 31, 2017 of approximately $3.0 million and $2.6 million, respectively.

Equity Awards:

Stock-based compensation – The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recognizes the cost on a straight-line basis over an award’s requisite service period, which is generally the vesting period, except for the grants to retirement-eligible employees, based on the award’s fair value at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model requires management to make significant judgments and estimates. The use of different assumptions and estimates in the option-pricing model could have a material impact on the estimated fair value of option grants and the related expense. The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term is determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield is based on actual dividends paid or to be paid by the Company. The volatility is estimated based on historical volatility corresponding to the expected life. The fair value of the restricted stock units are assumed to be the per share market price of the Company's stock as of the date of grant.

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

Results of Operations

(Amounts in millions, except per share data)
For fiscal years ended May 31,

	2017		2016		2015
	$	% (1)	$	% (1)	$	% (1)
Revenues:
Children’s Book Publishing and Distribution	$1,052.1	60.4	$1,000.9	59.8	$957.8	58.6
Education	312.7	18.0	299.7	17.9	276.8	16.9
International	376.8	21.6	372.2	22.3	401.2	24.5
Total revenues	1,741.6	100.0	1,672.8	100.0	1,635.8	100.0
Cost of goods sold (2)	814.5	46.8	762.3	45.6	758.5	46.4
Selling, general and administrative expenses (exclusive of depreciation and amortization) (3)	777.8	44.6	777.7	46.5	771.1	47.1
Depreciation and amortization	38.7	2.2	38.9	2.3	47.9	2.9
Severance (4)	14.9	0.9	11.9	0.7	9.6	0.6
Asset impairments (5)	6.8	0.4	14.4	0.9	15.8	1.0
Operating income	88.9	5.1	67.6	4.0	32.9	2.0
Interest income	1.4	0.1	1.1	0.1	0.3	0.0
Interest expense	(2.4)	(0.2)	(2.2)	(0.1)	(3.8)	(0.2)
Gain (loss) on investments and other (6)	—	—	2.2	0.1	0.5	0.0
Earnings (loss) from continuing operations before income taxes	87.9	5.0	68.7	4.1	29.9	1.8
Provision (benefit) for income taxes	35.4	2.0	24.7	1.5	14.4	0.9
Earnings (loss) from continuing operations	52.5	3.0	44.0	2.6	15.5	0.9
Earnings (loss) from discontinued operations, net of tax	(0.2)	(0.0)	(3.5)	(0.2)	279.1	17.1
Net income (loss)	$52.3	3.0	$40.5	2.4	$294.6	18.0
Earnings (loss) per share:
Basic:
Earnings (loss) from continuing operations	$1.51		$1.29		$0.47
Earnings (loss) from discontinued operations	$(0.00)		$(0.11)		$8.53
Net income (loss)	$1.51		$1.18		$9.00
Diluted:
Earnings (loss) from continuing operations	$1.48		$1.26		$0.46
Earnings (loss) from discontinued operations	$(0.01)		$(0.10)		$8.34
Net income (loss)	$1.47		$1.16		$8.80

(1)	Represents percentage of total revenues.

(2)
In fiscal 2017, the Company recognized pretax exit costs related to its software distribution business in Australia of $0.5. In fiscal 2015, the Company recognized a pretax charge of $1.5 related to a warehouse optimization project in Canada and a $0.4 pretax charge related to unabsorbed burden associated with the former educational technology and services business.

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

(4)
In fiscal 2017, the Company recognized pretax severance expense of $12.9 as part of cost reduction programs. In fiscal 2016, the Company recognized pretax severance expense of $9.5 as part of cost reduction and restructuring programs. In fiscal 2015, the Company recognized pretax severance expense of $8.9 as part of cost reduction and restructuring programs.

(5)
In fiscal 2017, the Company recognized pretax impairment charges related to certain website development assets of $5.7 and certain legacy prepublication assets of $1.1. In fiscal 2016, the Company recognized a pretax impairment charge of $7.5 related to legacy building improvements in connection with the Company's headquarters renovation and a pretax charge of $6.9 for certain legacy prepublication assets. In fiscal 2015, the Company recognized a pretax impairment charge of $8.3 in connection with the restructuring of the Company's media and entertainment businesses, a $4.6 pretax impairment charge related to the discontinuation of certain outdated technology platforms, and a $2.9 pretax impairment charge associated with the closure of the retail store located at the Company headquarters in New York City.

(6)
In fiscal 2016, the Company recognized a pretax gain of $2.2 on the sale of a China-based cost method investment. In fiscal 2015, the Company recognized a pretax gain of $0.6 on the sale of a UK-based cost method investment.

Results of Operations – Consolidated

Fiscal 2017 compared to fiscal 2016

Continuing Operations

Revenues from continuing operations for the fiscal year ended May 31, 2017 increased by $68.8 million, or 4.1%, to $1,741.6 million, compared to $1,672.8 million in the prior fiscal year. Within the Children’s Book Publishing and Distribution segment, revenues from the trade channel increased $96.2 million primarily driven on the strength of Harry Potter publishing, frontlist and backlist, including Harry Potter and the Cursed Child, Parts One and Two, as well as the screen play of the Fantastic Beasts and Where to Find Them film released in November 2016. This was partially offset by lower revenues in the book club and book fairs channels of $33.0 million and $12.0 million, respectively, primarily driven by fewer book club sponsors and a lower number of fairs. The Education segment revenues increased $13.0 million driven by strong fiscal year fourth quarter sales of literacy initiatives, particularly family and community engagement and summer reading programs, as well as higher professional development and services revenue. Local currency revenues in the International segment increased $14.1 million, primarily driven by the strength of the new Harry Potter publishing in Canada and certain export markets, as well as sales gains in the trade and fairs channels in the Company's major international markets. The Company's increased international revenues were partialy offset by unfavorable foreign currency exchange of $9.5 million, primarily driven by the strengthening of the U.S. dollar against the British pound.

Cost of goods sold as a percentage of revenue for the fiscal year ended May 31, 2017 was 46.8%, compared to 45.6% in the prior fiscal year. The higher cost of goods sold as a percentage of revenue was driven by royalty costs associated with higher sales of Harry Potter titles, partially offset by the favorable impact higher revenues had on fixed costs coupled with favorable product mix and the Company's decision to exit the low margin software distribution business in Australia.

Components of Cost of goods sold for fiscal years 2017, 2016 and 2015 are as follows:

	($ amounts in millions)
	2017	% of revenue	2016	% of revenue	2015	% of revenue
Product, service and production costs	$432.6	24.8%	$432.4	25.8%	$429.3	26.2%
Royalty costs	146.4	8.4	92.0	5.5	84.3	5.2
Prepublication and production amortization	23.5	1.3	27.1	1.6	30.0	1.8
Postage, freight, shipping, fulfillment and all other costs	212.0	12.3	210.8	12.7	214.9	13.2
Total cost of goods sold	$814.5	46.8%	$762.3	45.6%	$758.5	46.4%

Selling, general and administrative expenses for the fiscal year ended May 31, 2017 remained relatively flat at $777.8 million, compared to $777.7 million in the prior fiscal year. Fiscal 2017 includes higher employee related expenses primarily due to the impact of a wage improvement program for employees in the U.S. distribution centers of $9.2 million, higher spending on strategic technology platforms for new enterprise-wide customer and content management systems and the migration to software as a service ("SaaS") and cloud-based technology solutions combined with increased spending on Company websites, as well as additions to the sales management team in the Education segment, offset by lower book club channel promotion and catalog costs of $8.5 million and a reduction of $1.5 million in expenses due to a warehouse optimization project in the Company's book fairs operations in the prior fiscal year period.

Depreciation and amortization expenses for the fiscal year ended May 31, 2017 remained relatively flat at $38.7 million compared to $38.9 million in the prior fiscal year. The fiscal 2016 impairment of certain legacy prepublication assets drove lower depreciation expense in fiscal 2017, and was partially offset by higher depreciation expense from certain strategic technology platforms that went live in the current fiscal year.

Severance expense of $14.9 million in fiscal 2017 included $12.9 million related to cost reduction programs. Severance expense of $11.9 million in fiscal 2016 included $9.5 million related to cost reduction and restructuring programs.

Asset impairments for the fiscal year ended May 31, 2017 were $6.8 million, compared to $14.4 million in the prior fiscal year. In fiscal 2017, the Company recognized pretax impairment charges related to certain website development assets of $5.7 million and certain legacy prepublication assets of $1.1 million. In fiscal 2016, the Company recognized a pretax impairment charge of $7.5 million on the abandonment of legacy building improvements in connection with the Company's renovation of its headquarters location in New York City representing approximately 40% of the total renovation project for the entire building. The renovation effort will occur in phases and, as additional floors are renovated over the project's life, additional building improvements will be abandoned. In fiscal 2016, the Company also recognized a pretax impairment charge of $6.9 million for certain legacy prepublication assets.

For the fiscal year ended May 31, 2017, net interest expense remained relatively flat at $1.0 million, compared to $1.1 million in the prior fiscal year. The relatively flat net interest expense was driven by the absence of long-term debt and a lack of significant change in short-term borrowings on available lines of credit.

In fiscal 2016, the Company recognized a pretax gain of $2.2 million on the sale of a China-based cost method investment.

The Company’s effective tax rate for the fiscal year ended May 31, 2017 was 40.3%, compared to 36.0% in the prior fiscal year. The increase in the effective tax rate was primarily driven by the settlement of a tax position with the IRS in the prior fiscal period which drove a lower effective rate in fiscal 2016.

Earnings from continuing operations for fiscal 2017 increased by $8.5 million to $52.5 million, compared to $44.0 million in fiscal 2016. The basic and diluted earnings from continuing operations per share of Class A Stock and Common Stock were $1.51 and $1.48, respectively, in fiscal 2017, compared to $1.29 and $1.26, respectively, in fiscal 2016.

Discontinued Operations

Loss from discontinued operations, net of tax, for the fiscal year ended May 31, 2017 was $0.2 million, compared to $3.5 million in the prior fiscal year. The basic and diluted loss from discontinued operations per share of Class A Stock and Common Stock were less than $0.01 and $0.01, per basic and diluted share, respectively, in fiscal 2017 compared to basic and diluted loss from discontinued operations per share of Class A Stock and Common Stock of $0.11 and $0.10, respectively, in fiscal 2016. The Company did not discontinue any operations in fiscal 2017.

The resulting net income for fiscal 2017 was $52.3 million, or $1.51 and $1.47 per basic and diluted share, respectively, compared to net income of $40.5 million, or $1.18 and $1.16 per basic and diluted share, respectively, in fiscal 2016.

Fiscal 2016 compared to fiscal 2015

Continuing Operations

Revenues from continuing operations for the fiscal year ended May 31, 2016 increased by $37.0 million, or 2.3%, to $1,672.8 million, compared to $1,635.8 million in the prior fiscal year. Within the Children’s Book Publishing and Distribution segment, revenues from trade publishing sales increased $35.5 million driven by strong sales for both frontlist and backlist titles, led by the strong performance of Harry Potter related titles, partially offset by lower year-over-year sales of Minecraft titles. The book fairs channel experienced higher revenues of $23.0 million driven by an increase in revenue per fair coupled with an increase in fair count. The increases within this segment were partially offset by lower media operations revenues of $9.8 million and lower book club channel revenues of $5.6 million due to a lower number of book club events. Education segment revenues for fiscal 2016 increased $22.9 million driven by strong fiscal year fourth quarter sales of classroom books and guided reading programs coupled with increased circulation in classroom magazines, while local currency revenues in the International segment increased $14.2 million, primarily driven by increased sales of local titles within the Australia trade channel. This was more than offset by foreign currency exchange declines of $43.2 million due to the strength of the U.S. dollar against most foreign currencies.

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

Selling, general and administrative expenses for the fiscal year ended May 31, 2016 increased to $777.7 million, compared to $771.1 million in the prior fiscal year, primarily as a result of higher strategic technology spending on new enterprise-wide customer and content management systems and the migration to SaaS and cloud-based technology solutions. To a lesser extent, the increase was due to higher employee-related expenses of $7.8 million associated with the book fairs channel efforts to increase revenues, higher sales management-related expenses associated with the classroom books and literacy initiatives to increase sales and $1.5 million in expenses related to a branch consolidation project in the Company's book fairs operations, coupled with the effect of a $3.7 million insurance settlement in the prior fiscal year relating to a fire in a warehouse in India. The increases were partially offset by lower international expense attributable to foreign currency translation of $15.3 million, lower unabsorbed overhead burden as costs were being offset by transition service fees under the transition services agreement with the purchaser of the educational technology and services business in fiscal 2016, and lower pension expense of $4.3 million related to a settlement on a portion of the domestic pension plan in the prior fiscal year.

Severance expense of $11.9 million in fiscal 2016 included $9.5 million related to cost reduction and restructuring programs. Severance expense of $9.6 million in fiscal 2015 included $8.9 million related to cost reduction and restructuring programs.

Asset impairments for the fiscal year ended May 31, 2016 were $14.4 million, compared to $15.8 million in the prior fiscal year. In fiscal 2016, the Company recognized a pretax impairment charge of $7.5 million on the abandonment of legacy building improvements in connection with the Company's renovation of its headquarters location in New York City. The project will occur in phases and certain legacy building improvements will be abandoned as additional floors are renovated over the project's life. The Company also recognized a pretax impairment charge of $6.9 million for certain legacy prepublication assets. In fiscal 2015, the Company recognized an impairment charge of $8.3 million in respect to certain goodwill, production and programming assets in connection with the restructuring of the Company's media and entertainment businesses, recognized an impairment charge of $4.6 million for the discontinuation of certain outdated technology platforms and recognized an impairment charge of $2.9 million associated with the closure of its retail store located at the Company headquarters in New York City.

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

Discontinued Operations

Loss from discontinued operations, net of tax, for the fiscal year ended May 31, 2016 was $3.5 million, compared to earnings from discontinued operations, net of tax, of $279.1 million in the prior fiscal year. The change was driven by the net gain of $275.6 million associated with the sale of the educational technology and services business in the prior fiscal year. The basic and diluted loss from discontinued operations per share of Class A Stock and Common Stock were $0.11 and $0.10, respectively, in fiscal 2016, compared to basic and diluted earnings from discontinued operations per share of Class A Stock and Common Stock of $8.53 and $8.34, respectively, in fiscal 2015.

The resulting net income for fiscal 2016 was $40.5 million, or $1.18 and $1.16 per basic and diluted share, respectively, compared to net income of $294.6 million, or $9.00 and $8.80 per basic and diluted share, respectively, in fiscal 2015.

Results of Operations – Segments

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

($ amounts in millions)				2017 compared to 2016		2016 compared to 2015
	2017	2016	2015	$ change	% change	$ change	% change
Revenues	$1,052.1	$1,000.9	$957.8	$51.2	5.1%	$43.1	4.5%
Cost of goods sold	462.1	415.9	407.1	46.2	11.1	8.8	2.2
Other operating expenses *	446.9	464.4	445.9	(17.5)	(3.8)	18.5	4.1
Asset impairments	—	—	10.2	—	N/A	(10.2)	(100.0)
Operating income (loss)	$143.1	$120.6	$94.6	$22.5	18.7%	$26.0	27.5%
Operating margin	13.6%	12.0%	9.9%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Fiscal 2017 compared to fiscal 2016

Revenues for the fiscal year ended May 31, 2017 increased by $51.2 million to $1,052.1 million, compared to $1,000.9 million in the prior fiscal year. Trade channel revenues increased $96.2 million, primarily due to higher trade publishing sales of $94.9 million. The increase in trade publishing revenues was primarily driven on the strength of Harry Potter publishing, frontlist and backlist, including Harry Potter and the Cursed Child, Parts One and Two, as well as the screen play of the Fantastic Beasts and Where to Find Them film released in November 2016. Continued sales of bestselling series, including Wings of Fire, The Baby-Sitters Club® Graphix and Star Wars: Jedi Academy, and the success of popular new releases including Dog Man and Dog Man Unleashed by Dav Pilkey, Ghosts by Raina Telgemeier, and Five Nights at Freddy's: The Silver Eyes by Scott Cawthorn and Kira Breed-Wrisley, also drove the higher revenues, which were partially offset by lower year-over-year sales of Minecraft titles. The book club channel revenues decreased $33.0 million due to lower teacher sponsor levels, as well as lower revenue per event and per sponsor. The book fairs channel revenues decreased $12.0 million resulting from a 9% reduction in fairs held during the period, reflecting in part the planned strategy to reduce the number of lower margin fairs, partially offset by the higher revenue per fair of approximately 7%.

Cost of goods sold for the fiscal year ended May 31, 2017 was $462.1 million, or 43.9% of revenues, compared to $415.9 million, or 41.6% of revenues, in the prior fiscal year. The increase in cost of goods sold as a percentage of revenue was primarily driven by royalty costs in the trade channel mainly associated with higher sales of Harry Potter titles, partially offset by the favorable impact the higher revenues in the trade channel had on fixed costs, favorable trade channel product mix and purchasing efficiencies in the book club channel that yielded lower product costs.

Other operating expenses were $446.9 million for the fiscal year ended May 31, 2017, compared to $464.4 million in the prior fiscal year. The decrease was primarily due to a reduction in book club channel promotion and catalog costs of $8.5 million, approximately $4.4 million in lower depreciation expense driven by the prior fiscal year impairment of certain legacy prepublication assets and a reduction of $1.5 million in expenses related to a warehouse optimization project in the Company's book fairs operations in the prior fiscal year period, partially offset by higher promotional spending in the trade channel due to the new Harry Potter titles and the impact of the wage improvement program for employees in the U.S. distribution centers.

Segment operating income for the fiscal year ended May 31, 2017 was $143.1 million, compared to $120.6 million in the prior fiscal year. The increase in operating income was primarily driven by the higher sales of Harry Potter titles, partially offset by lower book club and book fair channel revenues and higher cost of goods sold.

Fiscal 2016 compared to fiscal 2015

Revenues for the fiscal year ended May 31, 2016 increased by $43.1 million to $1,000.9 million, compared to $957.8 million in the prior fiscal year. Trade channel revenues increased $25.7 million, primarily due to higher trade publishing sales of $35.5 million. The increase in trade publishing revenues was driven by strong sales for both frontlist and backlist titles and the strong performance of Harry Potter, including frontlist titles such as Harry Potter and the Sorcerer's Stone: The Illustrated Edition and the Harry Potter-themed coloring books, as well as an increase in backlist titles, partially offset by lower year-over-year sales of Minecraft titles. The higher trade publishing revenues were partially offset by lower sales of $9.8 million in the media operations. The book fairs channel revenues increased $23.0 million due to a 3.4% increase in revenue per fair coupled with a 1.0% increase in fair count. The book club channel revenues decreased $5.6 million due to a lower number of book club events, caused in part by the relatively late start to the school calendar compared to the prior fiscal year, partially offset by a 2.3% increase in revenue per event. Sales of Minecraft series handbook titles across all Children's Book Publishing and Distribution channels totaled $22.2 million for fiscal 2016, compared to $57.1 million in the prior fiscal year.

Cost of goods sold for the fiscal year ended May 31, 2016 was $415.9 million, or 41.6% of revenues, compared to $407.1 million, or 42.5% of revenues, in the prior fiscal year. Cost of goods sold as a percentage of revenue remained relatively flat for this segment, with a modest improvement due to lower production amortization costs.

Other operating expenses were $464.4 million for the fiscal year ended May 31, 2016, compared to $445.9 million in the prior fiscal year. The increase was partially due to higher employee-related expenses of $7.8 million in the book fairs channel, primarily associated with continued efforts to improve sales, and $1.5 million in expenses related to a branch consolidation project in the Company's book fairs operations.

Asset impairments were $10.2 million for the fiscal year ended May 31, 2015 as the Company recognized an impairment charge of $8.3 million in respect of certain goodwill, production and programming assets associated with the restructuring of the media and entertainment business and a $1.9 million impairment charge relating to the transition to a new ecommerce software platform for club ordering.

Segment operating income for the fiscal year ended May 31, 2016 was $120.6 million, compared to $94.6 million in the prior fiscal year. The increase was driven by higher revenues, primarily from the trade publishing channel and the book fairs channel, relatively flat cost of goods sold as a percentage of revenues and lower impairment charges, partially offset by higher employee-related expenses associated with the efforts to improve book fairs channel sales.

EDUCATION

($ amounts in millions)				2017 compared to 2016		2016 compared to 2015
	2017	2016	2015	$ change	% change	$ change	% change
Revenues	$312.7	$299.7	$276.8	$13.0	4.3%	$22.9	8.3%
Cost of goods sold	103.2	101.5	96.0	1.7	1.7	5.5	5.7
Other operating expenses *	157.7	148.5	141.4	9.2	6.2	7.1	5.0
Asset impairments	1.1	6.9	—	(5.8)	(84.1)	6.9	100.0
Operating income (loss)	$50.7	$42.8	$39.4	$7.9	18.5%	$3.4	8.6%
Operating margin	16.2%	14.3%	14.2%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Fiscal 2017 compared to fiscal 2016

Revenues for the fiscal year ended May 31, 2017 increased by $13.0 million to $312.7 million, compared to $299.7 million in the prior fiscal year, primarily driven by a $14.8 million increase in revenues from classroom books and literacy initiatives due to strong fiscal year fourth quarter sales of family and community engagement programs, including the summer literacy program LitCamp, and increased demand for customer summer reading programs, higher professional development and services revenue and higher sales of professional books such as The Next Step Forward in Guided Reading and Disruptive Thinking: Why How We Read Matters and the Company's Next Step Guided Reading Assessment product. Classroom magazines revenues increased $3.9 million primarily due to demand for materials for the U.S. presidential election coupled with higher circulation. This was partially offset by $5.7 million in lower revenues primarily resulting from fewer custom publishing programs when compared to the prior fiscal year.

Cost of goods sold for the fiscal year ended May 31, 2017 was $103.2 million, or 33.0% of revenue, compared to $101.5 million, or 33.9% of revenue, in the prior fiscal year. The decrease in cost of goods sold as a percentage of revenue was primarily driven by lower prepublication amortization associated with certain digital education products and favorable product mix due to higher classroom magazine sales which carry higher margins.

Other operating expenses were $157.7 million for the fiscal year ended May 31, 2017, compared to $148.5 million in the prior fiscal year. The increase was primarily due to additions to the sales management team, higher promotional related expenses, the incurrence of higher operating expenses related to the sales of U.S. presidential election year materials in the classroom magazines channel and the impact of the wage improvement program for employees in the U.S. distribution centers.

In fiscal 2017, the Company recognized a pretax impairment charge related to certain legacy prepublication assets of $1.1 million. In fiscal 2016, the Company recognized a pretax impairment charge for certain legacy prepublication assets of $6.9 million.
Segment operating income for the fiscal year ended May 31, 2017 was $50.7 million, compared to $42.8 million in the prior fiscal year. The increase in operating income was primarily driven by fewer impairment charges of $5.8 million coupled with the increase in revenues, partially offset by the increase in other operating expenses primarily resulting from the higher employee related expenses.
Fiscal 2016 compared to fiscal 2015

Revenues for the fiscal year ended May 31, 2016 increased by $22.9 million to $299.7 million, compared to $276.8 million in the prior fiscal year. $14.2 million of the increase was primarily driven by classroom books and literacy initiatives due to strong fiscal year fourth quarter sales of classroom books and guided reading and customized curriculum programs. Classroom magazines revenues increased $5.5 million due to higher circulation and consumer magazines revenues increased $3.2 million due to increased digital and custom publishing programs.

Cost of goods sold for the fiscal year ended May 31, 2016 was $101.5 million, or 33.9% of revenue, compared to $96.0 million, or 34.7% of revenue, in the prior fiscal year. Cost of goods sold as a percentage of revenue remained relatively flat for this segment, with modest improvement due to the higher margins associated with the Company's classroom magazines.

Other operating expenses increased by $7.1 million for the fiscal year ended May 31, 2016, due to higher sales management-related expenses as part of the Company's continued efforts to increase sales from classroom books and literacy initiatives and higher operating expenses related to the increased circulation of classroom magazines.

Asset impairments were $6.9 million for the fiscal year ended May 31, 2016, due to impairment charges for certain legacy prepublication assets.
Segment operating income for the fiscal year ended May 31, 2016 improved by $3.4 million. The increase was driven by the higher sales from classroom books and literacy initiatives, as well as from classroom magazines, coupled with the relatively flat cost of goods sold as a percentage of revenue, partially offset by higher sales management-related expenses and impairment charges.
INTERNATIONAL

($ amounts in millions)				2017 compared to 2016		2016 compared to 2015
	2017	2016	2015	$ change	% change	$ change	% change
Revenues	$376.8	$372.2	$401.2	$4.6	1.2%	$(29.0)	(7.2)%
Cost of goods sold	197.2	194.4	201.7	2.8	1.4	(7.3)	(3.6)
Other operating expenses *	160.9	166.4	176.2	(5.5)	(3.3)	(9.8)	(5.6)
Asset impairments	—	—	2.7	—	N/A	(2.7)	(100.0)
Operating income (loss)	$18.7	$11.4	$20.6	$7.3	64.0%	$(9.2)	(44.7)%
Operating margin	5.0%	3.1%	5.1%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Fiscal 2017 compared to fiscal 2016

Revenues for the fiscal year ended May 31, 2017 increased by $4.6 million to $376.8 million, compared to $372.2 million in the prior fiscal year. Total local currency revenues across the Company's foreign operations increased $14.1 million when compared to the prior fiscal year, but were offset by foreign currency exchange declines of $9.5 million, primarily due to the strengthening of the U.S. dollar against the British pound. Local currency revenues from Canada increased $13.5 million, primarily due to the strength of new Harry Potter publishing and, to a lesser extent, improvements in revenues due to the negative impact the labor action in Ontario schools had on the prior fiscal year period sales. Local currency revenues from the Company's Asia operations coupled with the export and foreign rights channels increased $7.0 million, primarily due to certain export sales related to the new Harry Potter publishing, as well as strong performance in the Company's Malaysia operations. Local UK currency revenues increased $2.8 million, primarily due to an increase in revenues driven by licensed product and higher book fairs channel revenues driven by the prior fiscal year acquisition of a leading book fair provider. Local currency revenues from Australia and New Zealand decreased $9.2 million, primarily due to lower software distribution revenues of $16.0 million as the Company is exiting this low margin business in Australia. This was partially offset by continued demand for local titles within the Australia trade channel and the continued strong performance from the Australia and New Zealand book club channels.

Cost of goods sold for the fiscal year ended May 31, 2017 was $197.2 million, or 52.3% of sales, compared to $194.4 million, or 52.2% of sales, in the prior fiscal year. The relatively flat cost of goods sold as a percentage of revenue was driven by favorable product mix in Australia driven by the exit of the aforementioned low margin software distribution business in Australia net of exit costs of $0.5 million, partially offset by royalty costs associated with the higher sales of Harry Potter titles.

Other operating expenses decreased by $5.5 million when compared to the prior fiscal year. The decrease was primarily driven by $4.9 million in foreign exchange translation, as well as lower operating expenses in Indonesia.

Segment operating income for the fiscal year ended May 31, 2017 was $18.7 million, compared to $11.4 million in the prior fiscal year. Total local currency operating income across the Company's foreign operations increased $6.5 million, primarily driven by the success of the new Harry Potter publishing. Foreign exchange translation was favorable to operating income by $0.8 million.

Fiscal 2016 compared to fiscal 2015

Revenues for the fiscal year ended May 31, 2016 decreased by $29.0 million to $372.2 million, compared to $401.2 million in the prior fiscal year. Total local currency revenues across the Company's foreign operations increased $14.2 million when compared to the prior fiscal year, but were offset by foreign currency exchange declines of $43.2 million as the U.S. dollar strengthened against most foreign currencies. Local currency revenues from Australia and New Zealand increased $10.3 million, primarily on increased sales of local titles within the Australia trade channel. Local currency revenues increased $6.3 million from the Company's Asia operations, primarily led by operations in Malaysia, India, and the Philippines. Local currency revenues from the UK increased $2.8 million, primarily due to an increase in book fairs channel revenues driven by the acquisition of a UK book fairs business, Troubadour, Ltd., partially offset by lower sales within the trade and book club channels. Local currency revenue increases were partially offset by lower revenues in the Company's export and foreign rights channel of $3.1 million, reflecting the negative impact of the strengthened U.S. dollar. Lower local currency revenues in Canada of $2.1 million were due to the effect of the labor action in Ontario schools.

Cost of goods sold for the fiscal year ended May 31, 2016 was $194.4 million, or 52.2% of sales, compared to $201.7 million, or 50.3% of sales, in the prior fiscal year. The increase in cost of goods sold as a percentage of revenues was primarily driven by the impact fixed costs had on the lower local currency sales in Canada. Additionally, the strong U.S. dollar further increased cost of goods sold as a percentage of revenues due to the fact that many of the Company's international operations purchase U.S. product in U.S. dollars. This increase was partially offset by $1.5 million in lower costs due to a warehouse optimization project in Canada that occurred during the prior fiscal year.

Other operating expenses decreased by $9.8 million when compared to the prior fiscal year. The decrease was primarily driven by $16.3 million in foreign exchange translation, partially offset by a $3.7 million insurance settlement in the prior fiscal year relating to a fire in a warehouse in India and an increase of $1.9 million in bad debt expense due to economic conditions in Malaysia and Thailand. Other operating expenses were also impacted by $0.9 million and $1.5 million of severance expenses for the fiscal years ended May 31, 2016 and 2015, respectively, related to cost saving initiatives.

Segment operating income for the fiscal year ended May 31, 2016 was $11.4 million, compared to $20.6 million in the prior fiscal year. The decrease was driven by $3.9 million in foreign exchange translation, higher cost of goods sold due to U.S. sourced product, the presence of a $3.7 million insurance settlement in the prior fiscal year relating to a fire in a warehouse in India, an increase of $1.9 million in bad debt expense due to economic conditions in Malaysia and Thailand, lower revenues from the Canadian operations and lower gross margin sales in the Australian channels. This was partially offset by $2.7 million in impairment charges of certain outdated technology platforms in the prior fiscal year, $1.5 million in lower costs due to a warehouse optimization project in Canada during the prior fiscal year and $0.6 million in lower severance costs in fiscal 2016.

Overhead

Fiscal 2017 compared to fiscal 2016

Corporate overhead expense for fiscal 2017 increased by $16.4 million to $123.6 million, compared to $107.2 million in the prior fiscal year. The increase was primarily related to higher spending on strategic technology platforms for new enterprise-wide customer and content management systems and the migration to SaaS and cloud-based technology solutions, combined with increased spending on company websites, as well as higher severance expense of $3.4 million related to cost reduction programs and higher facilities-related expenses due to the renovation of the Company's headquarters location in New York City, partially offset by $1.8 million in lower impairment charges. In fiscal 2017, the Company recognized $5.7 million in impairment charges related to certain website development assets compared to $7.5 million in impairment charges in fiscal 2016 related to the abandonment of legacy building improvements in connection with the Company's renovation of its headquarters location in New York City. The Company expects costs associated with its strategic technology initiatives to continue into future fiscal periods, as well as the incurrence of additional impairment charges related to the renovation of the Company's headquarters location in New York City as upcoming phases of the renovation project result in the abandonment of additional legacy building improvements.

Fiscal 2016 compared to fiscal 2015

Corporate overhead for fiscal 2016 decreased by $14.5 million to $107.2 million, compared to $121.7 million in the prior fiscal year. The decrease primarily related to lower unabsorbed overhead burden, as costs in fiscal 2016 were offset by transition service fees under a transition services agreement with the purchaser of the educational technology and services business, and lower pension expense of $4.3 million related to a settlement on a portion of the domestic pension plan in the prior fiscal year. Cost savings associated with the Company's efforts to offset the unabsorbed overhead burden are reflected in the Company's reportable segments in fiscal 2016 and future fiscal periods. The decrease was partially offset by higher strategic technology spending on the new enterprise-wide customer and content management systems and the migration to SaaS and cloud-based technology solutions and $4.6 million in higher impairment charges associated with a $7.5 million impairment charge related to the abandonment of legacy building improvements in connection with the Company's renovation of its headquarters location in New York City. This compares to a $2.9 million impairment charge in fiscal 2015 associated with the closure of the retail store that was located at the Company headquarters in New York City. Corporate overhead expenses were also impacted by $8.6 million and $7.4 million of severance expenses related to cost saving initiatives for the fiscal years ended May 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

Fiscal 2017 compared to fiscal 2016

The Company’s cash and cash equivalents totaled $444.1 million at May 31, 2017 and $399.7 million at May 31, 2016. Cash and cash equivalents held by the Company’s U.S. operations totaled $430.5 million at May 31, 2017 and $385.3 million at May 31, 2016.

Cash provided by operating activities was $141.4 million for the fiscal year ended May 31, 2017, compared to cash used in operating activities of $78.9 million for the prior fiscal year, representing an increase in cash provided by operating activities of $220.3 million. The increase in cash provided was primarily due to the prior fiscal year payment of approximately $186 million in income tax related to the sale of the educational technology and services business, a decrease in cash used in discontinued operations of $10.1 million, and favorable changes in operating assets and liabilities of $28.5 million, primarily driven by a reduction in income tax receivables in fiscal 2017.

Cash used in investing activities was $92.8 million for the fiscal year ended May 31, 2017, compared to cash used in investing activities of $39.5 million for the prior fiscal year, representing an increase in cash used in investing activities of $53.3 million. The increase in cash used was primarily driven by $30.1 million in higher capital spending related to the investment plan to create premium retail space and modernize the Company's headquarters office space and increased spending for strategic technology initiatives. These trends are expected to continue in fiscal 2018. In addition, $14.7 million is attributable to the difference between the amount of the final release of the funds remaining in the escrow established in connection with the sale of the educational technology and services business and the amounts released in fiscal 2016. The Company also incurred $6.4 million in higher acquisition related payments in the current fiscal year.

Cash used in financing activities was $4.1 million for the fiscal year ended May 31, 2017, compared to cash provided by financing activities of $12.0 million for the prior fiscal year, representing an increase in cash used in financing activities of $16.1 million. The Company experienced lower proceeds pursuant to employee stock plans of $19.9 million and higher short-term credit facility net repayments of $2.7 million, partially offset by a decrease in the Company's repurchase of common stock of $7.5 million.

Fiscal 2016 compared to fiscal 2015

Cash used in operating activities was $78.9 million for the fiscal year ended May 31, 2016, compared to cash provided by operating activities of $166.9 million for the prior fiscal year, representing an increase in cash used in operating activities of $245.8 million. The increase in cash used was primarily due to income tax payments of approximately $186 million in fiscal 2016 resulting from the gain on the sale of the educational technology and services business recognized in fiscal 2015, as well as to discontinued operations which contributed $69.5 million to the increase in cash used driven by the absence of the operating income from the former educational technology and services business which was sold on May 29, 2015.

Cash used in investing activities was $39.5 million for the fiscal year ended May 31, 2016, compared to cash provided by investing activities of $445.3 million for the prior fiscal year, representing an increase in cash used in investing activities of $484.8 million. The increase in cash used was primarily driven by discontinued operations which resulted in an increase in the use of cash of $487.6 million, driven by the cash proceeds of $543.2 million which had been received in the prior fiscal year which comprised sale proceeds of $577.7 million less restricted cash held in escrow of $34.5 million, the $33.9 million in cash used in investing activities associated with the former educational technology and services business before it was sold, the release of $24.6 million in restricted cash from escrow in fiscal 2016 and a working capital adjustment resulting in a $2.9 million final payment to the purchaser in fiscal 2016.

Cash provided by financing activities was $12.0 million for the fiscal year ended May 31, 2016, compared to cash used in financing activities of $124.5 million for the prior fiscal year, representing an increase in cash provided by financing activities of $136.5 million. In fiscal 2016, the Company experienced lower net repayment activity under the Loan Agreement of $120.0 million and higher proceeds pursuant to employee stock plans of $19.3 million, and the Company's short-term net borrowings position resulted in an increase in cash provided of $11.5 million. This increase was partially offset by an increase in the Company's repurchase of its Common shares of $10.9 million.

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. During the fiscal year ended May 31, 2017, the Company purchased approximately $6.9 million of its Common shares on the open market compared to approximately $14.4 million of share purchases in the prior fiscal year.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, dividends, currently authorized Common share repurchases, debt service, planned capital expenditures and other investments. As of May 31, 2017, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $444.1 million, cash from operations, and funding available under the Loan Agreement totaling approximately $375.0 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Additionally, the Company has short-term credit facilities of $48.4 million, less current borrowings of $6.2 million and commitments of $4.9 million, resulting in $37.3 million of current availability at May 31, 2017. Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities, and the Company does not expect to incur significant domestic borrowings to meet operating needs in fiscal 2018.

The following table summarizes, as of May 31, 2017, the Company’s contractual cash obligations by future period (see Notes 4, 5 and 13 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

				$ amounts in millions
	Payments Due By Period
Contractual Obligations	1 Year or Less	Years 2-3	Years 4-5	After Year 5	Total
Minimum print quantities	$45.5	$93.4	$—	$—	$138.9
Royalty advances	8.4	8.2	2.7	0.1	19.4
Lines of credit and short-term debt	6.2	—	—	—	6.2
Capital leases (1)	1.4	2.5	2.1	2.5	8.5
Pension and post-retirement plans (2)	130.9	6.5	6.8	17.9	162.1
Operating leases	30.0	36.6	16.3	7.6	90.5
Total	$222.4	$147.2	$27.9	$28.1	$425.6

(1) Includes principal and interest.
(2) Includes anticipated amount of U.S. pension plan distributions resulting from the termination of the plan. Excludes expected Medicare
Part D subsidy receipts.

Financing

Loan Agreement

The Company is party to the Loan Agreement and certain credit lines with various banks as described in Note 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.” There were no outstanding borrowings under the Loan Agreement as of May 31, 2017. For a more complete description of the Loan Agreement, as well as the Company's other debt obligations, reference is made to Note 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Acquisitions

In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such expansion opportunities and prospects. See Note 9 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Item 7A | Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts which were not significant as of May 31, 2017. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of May 31, 2017 (see Note 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

							$ amounts in millions
	Fiscal Year Maturity							Fair Value
	2018	2019	2020	2021	2022	Thereafter	Total	2017
Debt Obligations
Lines of credit and current portion of long-term debt	$6.2	$—	$—	$—	$—	$—	$6.2	$6.2
Average interest rate	4.1%	—	—	—	—	—

Item 8 | Consolidated Financial Statements and Supplementary Data

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Statements of Operations

	(Amounts in millions, except per share data) For fiscal years ended May 31,
	2017	2016	2015
Revenues	$1,741.6	$1,672.8	$1,635.8
Operating costs and expenses:
Cost of goods sold	814.5	762.3	758.5
Selling, general and administrative expenses	777.8	777.7	771.1
Depreciation and amortization	38.7	38.9	47.9
Severance	14.9	11.9	9.6
Asset impairments	6.8	14.4	15.8
Total operating costs and expenses	1,652.7	1,605.2	1,602.9
Operating income	88.9	67.6	32.9
Interest income	1.4	1.1	0.3
Interest expense	(2.4)	(2.2)	(3.8)
Gain (loss) on investments and other	—	2.2	0.5
Earnings (loss) from continuing operations before income taxes	87.9	68.7	29.9
Provision (benefit) for income taxes	35.4	24.7	14.4
Earnings (loss) from continuing operations	52.5	44.0	15.5
Earnings (loss) from discontinued operations, net of tax	(0.2)	(3.5)	279.1
Net income (loss)	$52.3	$40.5	$294.6
Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic:
Earnings (loss) from continuing operations	$1.51	$1.29	$0.47
Earnings (loss) from discontinued operations	$(0.00)	$(0.11)	$8.53
Net income (loss)	$1.51	$1.18	$9.00
Diluted:
Earnings (loss) from continuing operations	$1.48	$1.26	$0.46
Earnings (loss) from discontinued operations	$(0.01)	$(0.10)	$8.34
Net income (loss)	$1.47	$1.16	$8.80
Dividends declared per common share	$0.600	$0.600	$0.600
 See accompanying notes

Consolidated Statements of Comprehensive Income (Loss)

	(Amounts in millions) For fiscal years ended May 31,
	2017	2016	2015
Net income (loss)	$52.3	$40.5	$294.6
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(5.3)	(8.1)	(15.3)
Pension and post-retirement adjustments:
Amortization of prior service credit	—	(0.0)	(0.2)
Net actuarial gain (loss) associated with benefit plans	(2.2)	(1.6)	(6.3)
Total other comprehensive income (loss)	$(7.5)	$(9.7)	$(21.8)
Comprehensive income (loss)	$44.8	$30.8	$272.8
 See accompanying notes

Consolidated Balance Sheets

(Amounts in millions) Balances at May 31,
ASSETS	2017	2016
Current Assets:
Cash and cash equivalents	$444.1	$399.7
Restricted cash held in escrow	—	9.9
Accounts receivable, net	199.2	196.3
Inventories, net	282.5	271.2
Prepaid expenses and other current assets	44.3	72.5
Current assets of discontinued operations	0.4	0.5
Total current assets	970.5	950.1
Noncurrent Assets:
Property, plant and equipment, net	475.3	437.6
Prepublication costs, net	43.3	41.8
Royalty advances, net	41.8	44.0
Goodwill	118.9	116.2
Noncurrent deferred income taxes	53.7	68.5
Other assets and deferred charges	56.9	54.9
Total noncurrent assets	789.9	763.0
Total assets	$1,760.4	$1,713.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$6.2	$6.3
Accounts payable	141.2	138.2
Accrued royalties	34.2	31.6
Deferred revenue	24.2	23.5
Other accrued expenses	178.0	175.9
Accrued income taxes	2.8	1.6
Current liabilities of discontinued operations	0.5	1.2
Total current liabilities	387.1	378.3
Noncurrent Liabilities:
Other noncurrent liabilities	65.4	77.2
Total noncurrent liabilities	65.4	77.2
Commitments and Contingencies:
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	—	—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 33.4 and 32.7 shares, respectively	0.4	0.4
Additional paid-in capital	606.8	600.7
Accumulated other comprehensive income (loss)	(94.2)	(86.7)
Retained earnings	1,091.2	1,059.8
Treasury stock at cost	(296.3)	(316.6)
Total stockholders’ equity	1,307.9	1,257.6
Total liabilities and stockholders’ equity	$1,760.4	$1,713.1
See accompanying notes

Consolidated Statement of Changes in Stockholders’ Equity

							(Amounts in millions)
	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at May 31, 2014	1.7	$0.0	30.6	$0.4	$580.8	$(55.2)	$765.1	$(375.7)	$915.4
Net Income (loss)	—	—	—	—	—	—	294.6	—	294.6
Foreign currency translation adjustment	—	—	—	—	—	(15.3)	—	—	(15.3)
Pension and post-retirement adjustments (net of tax of $(2.5))	—	—	—	—	—	(6.5)	—	—	(6.5)
Stock-based compensation	—	—	—	—	11.3	—	—	—	11.3
Proceeds pursuant to stock-based compensation plans	—	—	—	—	28.1	—	—	—	28.1
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(3.5)	(3.5)
Treasury stock issued pursuant to equity-based plans	—	—	1.0	—	(28.7)	—	—	29.3	0.6
Dividends	—	—	—	—	—	—	(19.8)	—	(19.8)
Balance at May 31, 2015	1.7	$0.0	31.5	$0.4	$591.5	$(77.0)	$1,039.9	$(349.9)	$1,204.9
Net Income (loss)	—	—	—	—	—	—	40.5	—	40.5
Foreign currency translation adjustment	—	—	—	—	—	(8.1)	—	—	(8.1)
Pension and post-retirement adjustments (net of tax of $(1.8))	—	—	—	—	—	(1.6)	—	—	(1.6)
Stock-based compensation	—	—	—	—	9.7	—	—	—	9.7
Proceeds pursuant to stock-based compensation plans	—	—	—	—	47.2	—	—	—	47.2
Purchases of treasury stock at cost	—	—	(0.4)	—	—	—	—	(14.4)	(14.4)
Treasury stock issued pursuant to equity-based plans	—	—	1.6	—	(47.7)	—	—	47.7	0.0
Dividends	—	—	—	—	—	—	(20.6)	—	(20.6)
Balance at May 31, 2016	1.7	$0.0	32.7	$0.4	$600.7	$(86.7)	$1,059.8	$(316.6)	$1,257.6
Net Income (loss)	—	—	—	—	—	—	52.3	—	52.3
Foreign currency translation adjustment	—	—	—	—	—	(5.3)	—	—	(5.3)
Pension and post-retirement adjustments (net of tax of $0.4)	—	—	—	—	—	(2.2)	—	—	(2.2)
Stock-based compensation	—	—	—	—	10.1	—	—	—	10.1
Proceeds pursuant to stock-based compensation plans	—	—	—	—	22.5	—	—	—	22.5
Purchases of treasury stock at cost	—	—	(0.2)	—	—	—	—	(6.9)	(6.9)
Treasury stock issued pursuant to equity-based plans	—	—	0.9	—	(26.5)	—	—	27.2	0.7
Dividends	—	—	—	—	—	—	(20.9)	—	(20.9)
Balance at May 31, 2017	1.7	$0.0	33.4	$0.4	$606.8	$(94.2)	$1,091.2	$(296.3)	$1,307.9
 See accompanying notes

Consolidated Statements of Cash Flows

		(Amounts in millions) Years ended May 31,
	2017	2016	2015
Cash flows - operating activities:
Net income (loss)	$52.3	$40.5	$294.6
Earnings (loss) from discontinued operations, net of tax	(0.2)	(3.5)	279.1
Earnings (loss) from continuing operations	52.5	44.0	15.5
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	11.0	12.3	10.6
Provision for losses on inventory	16.0	12.0	21.7
Provision for losses on royalty advances	4.3	4.1	3.6
Amortization of prepublication and production costs	23.3	26.4	30.4
Depreciation and amortization	39.1	39.3	48.3
Amortization of pension and post-retirement actuarial gains and losses	2.1	4.4	6.9
Deferred income taxes	15.5	18.8	(3.5)
Stock-based compensation	10.1	9.7	8.8
Income from equity investments	(5.3)	(3.5)	(2.0)
Non cash write off related to asset impairments	6.8	14.4	15.8
Unrealized (gain) loss on investments	—	(2.2)	(0.6)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(15.2)	(18.7)	1.6
Inventories	(29.4)	(27.8)	(33.4)
Prepaid expenses and other current assets	24.9	(34.4)	(0.3)
Royalty advances	(2.3)	(9.1)	(6.2)
Accounts payable	(6.0)	(12.7)	12.1
Other accrued expenses	3.1	2.8	5.3
Accrued income taxes	1.2	(155.2)	(24.6)
Accrued royalties	2.9	5.2	(3.1)
Deferred revenue	0.8	2.2	2.2
Pension and post-retirement obligations	(5.3)	(2.1)	(2.2)
Other noncurrent liabilities	(3.7)	0.4	2.5
Other, net	(4.2)	1.7	(1.1)
Total adjustments	89.7	(112.0)	92.8
Net cash provided by (used in) operating activities of continuing operations	142.2	(68.0)	108.3
Net cash provided by (used in) operating activities of discontinued operations	(0.8)	(10.9)	58.6
Net cash provided by (used in) operating activities	141.4	(78.9)	166.9
Cash flows - investing activities:
Prepublication and production expenditures	(26.9)	(25.2)	(29.0)
Additions to property, plant and equipment	(65.7)	(35.6)	(30.3)
Proceeds from sale of assets	—	3.3	0.7
Loan to investee	—	—	(3.0)
Repayment of loan to investee	—	—	4.8
Other investment and acquisition related payments	(10.1)	(3.7)	(8.3)
Other	—	—	1.1
Net cash provided by (used in) investing activities of continuing operations	(102.7)	(61.2)	(64.0)
Working capital adjustment/Proceeds from sale of discontinued assets	—	(2.9)	577.7
Changes in restricted cash held in escrow for discontinued assets	9.9	24.6	(34.5)
Other cash provided by (used in) investing activities of discontinued operations	—	—	(33.9)
Net cash provided by (used in) investing activities	(92.8)	(39.5)	445.3
See accompanying notes

Consolidated Statements of Cash Flows

		(Amounts in millions) Years ended May 31,
	2017	2016	2015
Cash flows - financing activities:
Net (repayments) borrowings under credit agreement and revolving loan	—	—	(120.0)
Borrowings under lines of credit	28.3	39.0	350.9
Repayments of lines of credit	(28.5)	(36.5)	(359.9)
Repayment of capital lease obligations	(1.1)	(0.8)	(0.2)
Reacquisition of common stock	(6.9)	(14.4)	(3.5)
Proceeds pursuant to stock-based compensation plans	25.4	45.3	26.0
Payment of dividends	(20.8)	(20.5)	(19.7)
Other	(0.5)	(0.1)	2.1
Net cash provided by (used in) financing activities of continuing operations	(4.1)	12.0	(124.3)
Net cash provided by (used in) financing activities of discontinued operations	—	—	(0.2)
Net cash provided by (used in) financing activities	(4.1)	12.0	(124.5)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.7)	(1.8)
Net increase (decrease) in cash and cash equivalents	44.4	(107.1)	485.9
Cash and cash equivalents at beginning of period	399.7	506.8	20.9
Cash and cash equivalents at end of period	$444.1	$399.7	$506.8

	2017	2016	2015
Supplemental Information:
Income taxes payments (refunds), net	$3.0	$183.3	$34.2
Interest paid	1.4	1.6	3.2
Non cash: Property, plant and equipment additions accrued in accounts payable	14.4	—	—
 See accompanying notes

Notes to Consolidated Financial Statements

(Amounts in millions, except share and per share data)

1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the business

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is the world’s largest publisher and distributor of children’s books, a leading provider of print and digital instructional materials for Pre-K to grade 12, and a producer of educational and entertaining children’s media. The Company creates quality books and ebooks, print and technology-based learning materials and programs, classroom magazines and other products that, in combination, offer schools customized and comprehensive solutions to support children’s learning both at school and at home. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading and learning. The Company is the leading operator of school-based book clubs and book fairs in the United States. It distributes its products and services through these proprietary channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. Scholastic has operations in the United States and throughout the world including Canada, the United Kingdom, Australia, New Zealand and other parts of Asia and, through its export business, sells products in approximately 145 countries.

Basis of presentation

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Corporation and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to conform to the current year presentation.

Discontinued operations

During the twelve month period ended May 31, 2017, the Company did not dispose of any components of the business that would meet the criteria for discontinued operations reporting.

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

Use of estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to:

•	Accounts receivable reserves for returns

•	Accounts receivable allowance for doubtful accounts

•	Pension and other post-retirement obligations

•	Uncertain tax positions

•	Inventory reserves

•	Cost of goods sold from book fair operations during interim periods determined based on estimated gross profit rates

•	Sales tax contingencies

•	Royalty advance reserves

•	Unredeemed incentive programs

•	Impairment testing for goodwill for assessment and measurement, intangibles and other long-lived assets and investments.

•	Assets and liabilities acquired in business combinations.

•	Revenues for fairs which have not reported final fair results

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

Trade –Revenue from the sale of children’s books for distribution in the retail channel is primarily recognized when risks and benefits transfer to the customer, or when the product is on sale and available to the public. For newly published titles, the Company, on occasion, contractually agrees with its customers when the publication may be first offered for sale to the public, or an agreed upon “Strict Laydown Date.” For such titles, the risks and benefits of the publication are not deemed to be transferred to the customer until such time that the publication can contractually be sold to the public, and the Company defers revenue on sales of such titles until such time as the customer is permitted to sell the product to the public. Revenue for ebooks, which is generally the net amount received from the retailer, is recognized upon electronic delivery to the customer by the retailer.

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

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are recognized on a straight-line basis, over the estimated useful lives of the assets. Buildings have estimated useful life, for purposes of depreciation of forty years. Building improvements are depreciated over the life of the improvement which typically does not exceed twenty-five years. Capitalized software, net of accumulated amortization, was $45.0 and $31.1 at May 31, 2017 and 2016, respectively. Capitalized software is amortized over a period of three to seven years. Amortization expense for capitalized software was $12.9, $11.4 and $17.7 for the fiscal years ended May 31, 2017, 2016 and 2015, respectively. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances indicate that the asset’s carrying value is not recoverable or warrant revised estimates of useful lives.

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

Prepublication costs

Prepublication costs are incurred in all of the Company’s reportable segments. Prepublication costs include costs incurred to create and develop the art, prepress, editorial, digital conversion and other content required for the creation of the master copy of a book or other media. Prepublication costs are amortized on a straight-line basis over a two-to-five-year period based on expected future revenues. The Company regularly reviews the recoverability of the capitalized costs based on expected future revenues.

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

Intangible assets with definite lives consist principally of customer lists, intellectual property and other agreements and are amortized over their expected useful lives. Customer lists are amortized on a straight-line basis over five to ten years, while other agreements are amortized on a straight-line basis over their contractual term. Intellectual property assets are amortized over their remaining useful lives, which is approximately five years.

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

Other noncurrent liabilities

The rate assumptions discussed below impact the Company’s calculations of its pension and post-retirement obligations. The rates applied by the Company are based on the portfolios’ past average rates of return, discount rates, actuarial information and, with regard to the U.S. Pension Plan, assumptions related to the plan's expected termination. Any change in market performance, interest rate performance, assumed health care cost trend rate, compensation rates or, with regard to the U.S. Pension Plan, estimated lump sum payments and expected fair value of annuity contracts could result in significant changes in the Company’s pension and post-retirement obligations.

Pension obligations – Scholastic Corporation and certain of its subsidiaries have defined benefit pension plans covering the majority of their employees who meet certain eligibility requirements. The Company’s pension plans and other post-retirement benefits are accounted for using actuarial valuations.

UK Pension Plan
The Company’s UK Pension Plan calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and interest cost component of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost component of net periodic pension costs.

U.S. Pension Plan
The Company's U.S. Pension Plan calculations are impacted by its expected termination which is considered imminent and likely to occur during fiscal 2018. As such, the Company utilized a discount rate and short-term expected rate of return on plan assets to arrive at an obligation for which additional estimates, related to the anticipated amount of lump sum payments to be distributed in fiscal 2018 and insurance company pricing on the portion of the obligation not distributed through lump sum payments, were used to calculate the benefit obligation. Pension benefits in the cash balance plan for employees located in the U.S. are based on formulas in which the employees’ balances are credited monthly with interest based on the average rate for one-year U.S. Treasury Bills plus 1%. Contribution credits are based on employees’ years of service and compensation levels during their employment periods for the periods prior to June 1, 2009.

Other post-retirement benefits – The Company provides post-retirement benefits, consisting of healthcare and life insurance benefits, to eligible retired U.S.-based employees. The post-retirement medical plan benefits are funded on a pay-as-you-go basis, with the Company paying a portion of the premium and the employee paying the remainder. The Company calculates the existing benefit obligation, based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the interest cost component of net periodic post-retirement benefit cost. The assumed health care cost trend rate is used in the measurement of the long-term expected increase in medical claims.

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

Advertising costs

The Company incurs costs for both direct-response and non-direct-response advertising. The Company capitalizes direct-response advertising costs for expenditures, primarily related to classroom magazines. The asset is amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received. Included in Prepaid expenses and other current assets on the balance sheet is $6.0 and $6.0 of capitalized advertising costs as of May 31, 2017 and 2016, respectively. The Company expenses non-direct-response advertising costs as incurred.

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

The table set forth below provides the estimated fair value of options granted by the Company during fiscal years 2017, 2016 and 2015 and the significant weighted average assumptions used in determining such fair value under the Black-Scholes option-pricing model. The average expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the option grantees. The risk-free interest rate was based on the U.S. Treasury yield curve corresponding to the expected life in effect at the time of the grant. The volatility was estimated based on historical volatility corresponding to the expected life.

	2017	2016	2015
Estimated fair value of stock options granted	$12.70	$14.78	$11.41
Assumptions:
Expected dividend yield	1.5%	1.4%	1.8%
Expected stock price volatility	36.6%	38.2%	38.2%
Risk-free interest rate	1.5%	1.9%	2.2%
Average expected life of options	6 years	6 years	6 years

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

The ASU will be effective for the Company in the first quarter of fiscal 2019. Early adoption is permitted. The Company expects to early adopt this ASU in the first quarter of the fiscal year ending May 31, 2018. For the fiscal years ended May 31, 2017 and 2016 service costs were less than $0.1. Therefore, a majority of the net periodic benefit costs of the Company will be presented below Operating income and before Earnings (loss) from continuing operations before income taxes. See note 13, "Employee Benefit Plans," for further information.

ASU 2017-04
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes step two from the goodwill impairment test (comparison of implied fair value of goodwill with the carrying amount of that goodwill for a reporting unit). Instead, an entity should measure its goodwill impairment by the amount the carry value exceeds the fair value of a reporting unit.

The ASU will be effective for the Company in the first quarter of fiscal 2021. The Company does not expect the amendments in this ASU to have a material impact on its consolidated financial position, results of operations and cash flows.

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

The ASUs will be effective for the Company in the first quarter of fiscal 2019. The Company does not expect the amendments in this ASU to have a material impact on its statement of cash flows.

ASU 2016-13
In June 2016, the FASB issued Accounting Standards Update (the "ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326). This ASU introduces amendments to the accounting for credit losses on instruments defined within the ASU's scope and will impact both financial services and non-financial services entities. Due to its broad scope, which includes trade and lease receivables, this ASU states that it is likely that all entities will need to evaluate the impact of its amendments. Under the amendments, an entity will recognize, as an allowance, its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU does not prescribe a specific method to make the estimate so its application will require significant judgment.

The ASU will be effective for the Company in the first quarter of fiscal 2021. The Company is evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

ASU 2016-09
In March 2016, the FASB issued the ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU permits an employer to repurchase a higher number of employee's shares for tax withholding purposes without triggering liability accounting. The ASU also allows for a policy election to account for forfeitures as they occur.

The ASU will be effective for the Company in the first quarter of fiscal 2018. The company will adopt the ASU under the prospective transition method. This ASU requires that the income tax effects of awards be recognized in the income statement when the awards vest or are settled. Currently these effects are accounted for as Additional paid-in capital. The ASU also eliminates the requirement to reclassify excess tax benefits from operating activities to financing activities on the statement of cash flows. For the twelve month periods ended May 31, 2017, 2016 and 2015, the Company had excess tax benefits of $0.8, $1.9 and $1.1, respectively. The Company will continue to estimate forfeitures at the time of grant.

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

The ASU will be effective for the Company in the first quarter of fiscal 2020. The Company is evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows, and expects that there will be a significant increase to other assets and other liabilities.

ASU 2015-11
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, as part of its Simplification Initiative. Currently, inventory is measured at the lower of cost using the first-in, first-out method or market. The amendments in this ASU require entities that measure inventory using any method other than last-in, first-out or the retail inventory method to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The amendments should be applied prospectively and earlier application is permitted as of the beginning of an interim or fiscal year period.

The ASU will be effective for the Company in the first quarter of fiscal 2018. The Company does not expect the amendments in this ASU to have a material impact on the consolidated financial position, results of operations and cash flows.

Topic 606, Revenue from Contracts with Customers
In May 2014, the FASB announced that it is amending the FASB Accounting Standards Codification ("ASC") by issuing ASU 2014-09, Topic 606, Revenue from Contracts with Customers (the "New Revenue Standard"). The amendments in this ASU provide a single model for use in accounting for revenue arising from contracts with customers and supersede current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the new ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the New Revenue Standard. In 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, and ASU 2016-12 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, and accounting for licenses of intellectual property. The amendments in this update are to be applied on a retrospective basis, either to each prior reporting period presented or by presenting the cumulative effect of applying the update recognized at the date of initial application.

The New Revenue Standard will be effective for the Company in the first quarter of fiscal 2019. The Company is evaluating the adoption methodology and the impact of this ASU on its consolidated financial position, results of operations and cash flows, including assessing the impact of the guidance across all of its revenue streams. This includes a review of current accounting policies and practices to identify potential differences that would result from applying the guidance. While this evaluation is in progress, and the impact is not fully assessed, the Company believes this standard will result in changes relating to the reporting periods in which certain revenues associated with incentive programs within the Company's school channels are recognized.

2. DISCONTINUED OPERATIONS

The Company continuously evaluates its portfolio of businesses for both impairment and economic viability, as well as for possible strategic dispositions. The Company monitors the expected cash proceeds to be realized from the disposition of discontinued operations’ assets, and adjusts asset values accordingly. As a result, the Company closed or sold several operations during fiscal 2015. All of these businesses were classified as discontinued operations in the Company’s Consolidated Financial Statements.

During the twelve months ended May 31, 2017 and 2016 the Company did not dispose of any components of the business that would meet the criteria for discontinued operations reporting.

On May 29, 2015, the Company completed the sale of substantially all of the assets comprising its former educational technology and services (“Ed Tech”) business and categorized this business as a discontinued operation. In connection with the sale of the Ed Tech business to the purchaser, the Company entered into a transition services agreement whereby the Company provided administrative, distribution and other services to the purchaser. Transition service fees under this agreement were recorded as a reduction to Selling, general and administrative expenses. All services under the transition services agreement were terminated on August 1, 2016. As of May 31, 2017, the Company had adequately fulfilled all service requirements and there were no hold backs from the escrow for breaches of representations and warranties or other claims.

During fiscal 2015, the Company completed a restructuring of the businesses comprising its former Media, Licensing and Advertising segment and discontinued a subscription-based print magazine business, the animation and audio production business, and the game console digital content business, all of which were previously reported in such segment.

The following table summarizes the operating results of the discontinued operations for the fiscal year ended May 31, 2017. Fiscal year 2017 operating results primarily relate to insignificant continuing cash flows from passive activities:

	Ed Tech	All Other	Total
Revenues	$0.0	$0.4	$0.4
Operating costs and expenses	0.8	0.1	0.9
Interest income (expense)	—	0.1	0.1
Earnings (loss) before income taxes	$(0.8)	$0.4	$(0.4)
Provision (benefit) for income taxes	(0.3)	0.1	(0.2)
Earnings (loss) from discontinued operations, net of tax	$(0.5)	$0.3	$(0.2)

The following table summarizes the operating results of the discontinued operations for the fiscal year ended May 31, 2016:

	Ed Tech	All Other	Total
Revenues	$0.0	$0.8	$0.8
Operating costs and expenses (1)	1.5	1.2	2.7
Interest income (expense)	—	0.1	0.1
Gain (loss) on sale	(2.9)	—	(2.9)
Earnings (loss) before income taxes	$(4.4)	$(0.3)	$(4.7)
Provision (benefit) for income taxes	(1.1)	(0.1)	(1.2)
Earnings (loss) from discontinued operations, net of tax	$(3.3)	$(0.2)	$(3.5)
1) Gain (loss) on sale included the finalization of the working capital adjustments from the sale of the Ed Tech business, resulting in a payment to the purchaser of $2.9.

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

The following table sets forth the assets and liabilities of the discontinued operations included in the Consolidated Balance Sheets of the Company as of May 31:

	2017	2016
Accounts receivable, net	$0.0	$0.0
Prepaid expenses and other current assets	0.4	0.5
Current assets of discontinued operations	$0.4	$0.5

Accounts payable	—	0.0
Accrued royalties	0.5	0.0
Other accrued expenses	—	1.2
Current liabilities of discontinued operations	$0.5	$1.2

As of May 31, 2017 and 2016, assets and liabilities of discontinued operations primarily related to insignificant continuing cash flows from passive activities.

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

•
Education includes the publication and distribution to schools and libraries of children’s books, classroom magazines, supplemental and core classroom materials and related support services, and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States. This segment is comprised of two operating segments.

•
International includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses. This segment is comprised of three operating segments.

The following table sets forth information for the Company’s segments for the three fiscal years ended May 31:

	Children's Book Publishing & Distribution (1)	Education (1)	Overhead (1) (2)	Total Domestic	International (1)	Total
2017
Revenues	$1,052.1	$312.7	$—	$1,364.8	$376.8	$1,741.6
Bad debts	4.2	1.1	—	5.3	5.7	11.0
Depreciation and amortization(3)	22.5	8.5	23.6	54.6	7.4	62.0
Asset impairments	—	1.1	5.7	6.8	—	6.8
Segment operating income (loss)	143.1	50.7	(123.6)	70.2	18.7	88.9
Segment assets at May 31, 2017	395.7	200.6	922.2	1,518.5	241.5	1,760.0
Goodwill at May 31, 2017	40.9	68.0	—	108.9	10.0	118.9
Expenditures for other non-current assets(4)	63.6	21.8	54.5	139.9	11.5	151.4
Other non-current assets at May 31, 2017(4)	140.2	93.9	418.2	652.3	67.1	719.4
2016
Revenues	$1,000.9	$299.7	$—	$1,300.6	$372.2	$1,672.8
Bad debts	5.6	1.8	—	7.4	4.9	12.3
Depreciation and amortization(3)	26.5	11.8	19.0	57.3	8.0	65.3
Asset impairments	—	6.9	7.5	14.4	—	14.4
Segment operating income (loss)	120.6	42.8	(107.2)	56.2	11.4	67.6
Segment assets at May 31, 2016	394.4	172.8	898.0	1,465.2	247.4	1,712.6
Goodwill at May 31, 2016	40.9	65.4	—	106.3	9.9	116.2
Expenditures for other non-current assets(4)	46.3	9.1	26.6	82.0	13.8	95.8
Other non-current assets at May 31, 2016(4)	144.4	82.6	379.2	606.2	66.6	672.8
2015
Revenues	$957.8	$276.8	$—	$1,234.6	$401.2	$1,635.8
Bad debts	5.3	1.9	—	7.2	3.4	10.6
Depreciation and amortization(3)	35.4	13.2	21.3	69.9	8.4	78.3
Asset impairments	10.2	—	2.9	13.1	2.7	15.8
Segment operating income (loss)	94.6	39.4	(121.7)	12.3	20.6	32.9
Segment assets at May 31, 2015	378.3	178.3	1,014.6	1,571.2	248.0	1,819.2
Goodwill at May 31, 2015	40.9	65.4	—	106.3	10.0	116.3
Expenditures for other non-current assets(4)	51.7	11.1	11.6	74.4	21.1	95.5
Other non-current assets at May 31, 2015(4)	140.2	92.9	378.5	611.6	68.5	680.1

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

(4)
Other non-current assets include property, plant and equipment, prepublication, production, royalty advances, goodwill, intangibles and investments. Expenditures for other non-current assets for the International reportable segment include expenditures for long-lived assets of $6.7, $10.3 and $9.6 for the fiscal years ended May 31, 2017, 2016 and 2015, respectively. Other non-current assets for the International reportable segment include long-lived assets of $33.4, $35.3 and $37.3 at May 31, 2017, 2016, and 2015, respectively.

4. DEBT

The following table summarizes debt as of May 31:

	Carrying Value	Fair Value	Carrying Value	Fair Value
	2017		2016
Loan Agreement:
Revolving Loan (interest rate of n/a and n/a, respectively)	$—	$—	$—	$—
Unsecured Lines of Credit (weighted average interest rates of 4.1% and 4.4%, respectively)	6.2	6.2	6.3	6.3
Total debt	$6.2	$6.2	$6.3	$6.3
Less lines of credit and current portion of long-term debt	(6.2)	(6.2)	(6.3)	(6.3)
Total long-term debt	$—	$—	$—	$—

The Company's debt obligations as of May 31, 2017 have maturities of one year or less.

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

As of May 31, 2017, the indicated spread on Base Rate Advances was 0.175% and the indicated spread on Eurodollar Advances was 1.175%, both based on the Company’s prevailing consolidated debt to total capital ratio.
The Loan Agreement also provides for the payment of a facility fee in respect of the aggregate amount of revolving credit commitments ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At May 31, 2017, the facility fee rate was 0.20%.
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

As of May 31, 2017 and May 31, 2016, the Company had no outstanding borrowings under the Loan Agreement. At May 31, 2017, the Company had open standby letters of credit totaling $5.3 issued under certain credit lines, including $0.4 under the Loan Agreement and $4.9 under the domestic credit lines discussed below.

The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at May 31, 2017, the Company was in compliance with these covenants.

Lines of Credit

As of May 31, 2017, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $25.0. There were no outstanding borrowings under these credit lines as of May 31, 2017 and May 31, 2016. As of May 31, 2017, availability under these unsecured money market bid rate credit lines totaled $20.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of May 31, 2017, the Company had equivalent various local currency credit lines, totaling $23.4, underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were equivalent to $6.2 at May 31, 2017 at a weighted average interest rate of 4.1%, compared to outstanding borrowings equivalent to $6.3 at May 31, 2016 at a weighted average interest rate of 4.4%. As of May 31, 2017, the equivalent amounts available under these facilities totaled $17.2. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

5. COMMITMENTS AND CONTINGENCIES

Lease obligations

The Company leases warehouse space, office space and equipment under various capital and operating leases over periods ranging from one to ten years. Certain of these leases provide for scheduled rent increases based on price-level factors. The Company generally does not enter into leases that call for contingent rent. In most cases, the Company expects that, in the normal course of business, leases will be renewed or replaced. Net rent expense relating to the Company’s non-cancelable operating leases for the three fiscal years ended May 31, 2017, 2016 and 2015 was $24.9, $25.7 and $24.2, respectively. Net rent expense represents rent expense reduced for sublease income and lease payments received.

Amortization of assets under capital leases covering land, buildings and equipment was $1.1, $0.8 and $0.2 for the fiscal years ended May 31, 2017, 2016 and 2015, respectively, and is included in Depreciation and amortization expense.

The following table sets forth the aggregate minimum future annual rental commitments at May 31, 2017 under non-cancelable operating leases for the fiscal years ending May 31:

	Operating Leases	Capital Leases
2018	$30.0	$1.4
2019	21.0	1.3
2020	15.6	1.2
2021	9.7	1.1
2022	6.6	1.0
Thereafter	7.6	2.5
Total minimum lease payments	$90.5	$8.5
Less minimum sublease income and lease payments to be received	41.2	—
Minimum lease payments, net of sublease income	$49.3	$8.5
Less amount representing interest		(0.9)
Present value of net minimum capital lease payments		7.6
Less current maturities of capital lease obligations		1.1
Long-term capital lease obligations		$6.5

Other Commitments

The following table sets forth the aggregate minimum future contractual commitments at May 31, 2017 relating to royalty advances and minimum print quantities for the fiscal years ending May 31:

	Royalty Advances	Minimum Print Quantities
2018	$8.4	$45.5
2019	6.3	46.3
2020	1.9	47.1
2021	2.3	—
2022	0.4	—
Thereafter	0.1	—
Total commitments	$19.4	$138.9

The Company had open standby letters of credit of $5.3 issued under certain credit lines as of May 31, 2017 and 2016. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to expiration.

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

6. INVESTMENTS

Included in the Other assets and deferred charges section of the Company’s Consolidated Balance Sheets were investments of $28.6 and $26.2 at May 31, 2017 and May 31, 2016, respectively.

The Company's 48.5% equity interest in Make Believe Ideas Limited (MBI), a UK-based children's book publishing company, is accounted for using the equity method of accounting. Under the purchase agreement, and subject to its provisions, the Company will purchase the remaining outstanding shares in MBI following the completion of MBI's accounts for the calendar year 2018. Equity method income from this investment is reported in the International segment. The net carrying value of this investment was $8.6 and $8.0 at May 31, 2017 and May 31, 2016, respectively.

The Company’s 26.2% non-controlling interest in a separate children’s book publishing business located in the UK is accounted for using the equity method of accounting. Equity method income from this investment is reported in the International segment. The net carrying value of this investment was $20.0 and $18.1 at May 31, 2017 and May 31, 2016, respectively.

The Company has other equity and cost method investments that had a net carrying value of less than $0.1 and $0.1 at May 31, 2017 and May 31, 2016, respectively.

Income from equity investments reported in "Selling, general and administrative expenses" in the Consolidated Statements of Operations totaled $5.3 for the year ended May 31, 2017, $3.5 for the year ended May 31, 2016 and $2.0 for the year ended May 31, 2015.

For the year ended May 31, 2016, the Company recognized a pretax gain of $2.2 on the sale of a cost method investment in China. For the year ended May 31, 2015, the Company recognized a pretax gain of $0.6 on the sale of a UK-based cost method investment that had previously been determined to be other than temporarily impaired.

7. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes the major classes of assets at cost and accumulated depreciation for the fiscal years ended May 31:

	2017	2016
Land	$77.5	$77.4
Buildings	239.7	240.4
Capitalized software	202.0	196.0
Furniture, fixtures and equipment	224.7	221.5
Building and leasehold improvements	176.9	141.7
Total at cost	920.8	877.0
Less: Accumulated depreciation and amortization	(445.5)	(439.4)
Property, plant and equipment, net	$475.3	$437.6

Depreciation and amortization expense related to property, plant, and equipment were $36.2, $36.7 and $46.0 for the fiscal years ended May 31, 2017, 2016 and 2015, respectively. During the twelve months ended May 31, 2017, the Company capitalized $34.2 of building improvements not yet being depreciated related to the investment plan to create premium retail space and modernize the Company's headquarters office space and recognized a pretax impairment charge related to certain website development assets of $5.7. In the fourth quarter of fiscal 2016, the Company recognized a pretax impairment charge of $7.5 related to the abandonment of legacy building improvements in connection with the Company's renovation of its headquarters location in New York City.

8. GOODWILL AND OTHER INTANGIBLES

The following table summarizes the activity in Goodwill for the fiscal years ended May 31:

	2017	2016
Gross beginning balance	$155.8	$155.9
Accumulated impairment	(39.6)	(39.6)
Beginning balance	116.2	116.3
Additions	2.8	—
Foreign currency translation	(0.1)	(0.1)
Gross ending balance	158.5	155.8
Accumulated impairment	(39.6)	(39.6)
Ending balance	$118.9	$116.2

In fiscal 2017, the Company purchased a digital phonics business resulting in the recognition of $2.8 of Goodwill. See note 9, "Acquisitions," for more information.

The following table summarizes Other intangibles for the fiscal years ended May 31:

	2017	2016
Other intangibles subject to amortization - beginning balance	$4.7	$4.7
Additions	7.0	2.4
Amortization expense	(2.5)	(2.2)
Foreign currency translation	(0.2)	(0.2)
Total other intangibles subject to amortization, net of accumulated amortization of $22.0 and $19.5, respectively	$9.0	$4.7

Total other intangibles not subject to amortization	$2.1	$2.1
Total other intangibles	$11.1	$6.8

In fiscal 2017, the Company purchased a digital phonics business and the assets of a U.S.-based book fair business resulting in the recognition of $6.8 and $0.2 of amortizable intangible assets, respectively. In fiscal 2016, the Company purchased a UK-based book fair business and the assets of a U.S.-based book fair business resulting in the Company recognizing $1.9 and $0.5 of amortizable intangible assets, respectively.

Amortization expense for Other intangibles totaled $2.5, $2.2 and $1.9 for the fiscal years ended May 31, 2017, 2016 and 2015, respectively.

The following table reflects the estimated amortization expense for intangibles for the next five fiscal years ending May 31:

2018	$2.0
2019	1.9
2020	1.9
2021	1.6
2022	1.4

Intangible assets with indefinite lives consist principally of trademark and tradename rights. Intangible assets with definite lives consist principally of customer lists, intellectual property and other agreements. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 5 years.

9. ACQUISITIONS

In fiscal 2017, the Company acquired 100% of the share capital of Ooka Island Inc., a Canadian-based digital phonics business, for $9.7, net of cash acquired. Fair values were assigned to the assets and liabilities acquired, including inventory, receivables, payables and intellectual property. The Company utilized internally-developed discounted cash flow forecasts to determine the fair value of the intellectual property. The fair values of the net assets were $6.9 which included $6.8 of amortizable intangible assets attributable to the intellectual property, resulting in $2.8 of goodwill that is expected to be deductible for tax purposes. The results of operations of this business subsequent to the acquisition are included in the Education segment.
The Company also purchased the assets of a U.S.-based book fair business in fiscal 2017 for approximately $0.4. The acquisition resulted in $0.2 of amortizable intangible assets. The results of operations of this business subsequent to the acquisition are included in the Children's Book Publishing and Distribution segment.
In fiscal 2016, the Company acquired 100% of the share capital of Troubadour, Limited, a book fairs business located in the United Kingdom, for £2.1 million, net of cash acquired, which was equivalent to approximately $3.2. Fair values were assigned to the assets and liabilities acquired, including inventory, trade receivables and payables, a customer list and fixed assets, in addition to cash. The Company utilized internally-developed discounted cash flow forecasts to determine the fair value of the customer list. The fair values of the net assets were $3.2 which included $1.9 of amortizable intangible assets attributable to the customer list. The results of operations of this business subsequent to the acquisition are included in the International segment.
The Company also purchased the assets of a U.S.-based book fairs business in fiscal 2016 for approximately $0.5. The acquisition resulted in $0.5 of amortizable intangible assets. The results of operations of this business subsequent to the acquisition were included in the Children's Book Publishing and Distribution segment.
The transactions in fiscal 2017 and 2016 were not determined to be material individually or in the aggregate to the Company's results and therefore pro forma financial information is not presented.
10. TAXES

The components of earnings from continuing operations before income taxes for the fiscal years ended May 31 are:

	2017	2016	2015
United States	$78.7	$62.1	$27.4
Non-United States	9.2	6.6	2.5
Total	$87.9	$68.7	$29.9

The provision for income taxes from continuing operations for the fiscal years ended May 31 consists of the following components:

	2017	2016	2015
Federal
Current	$8.3	$(4.0)	$3.3
Deferred	17.7	19.2	5.3
Total federal	$26.0	$15.2	$8.6
State and local
Current	$1.8	$4.1	$1.2
Deferred	2.2	1.8	0.9
Total state and local	$4.0	$5.9	$2.1
Non-United States
Current	$5.4	$4.1	$4.7
Deferred	—	(0.5)	(1.0)
Total non-United States	$5.4	$3.6	$3.7
Total
Current	$15.5	$4.2	$9.2
Deferred	19.9	20.5	5.2
Total current and deferred	$35.4	$24.7	$14.4

Effective Tax Rate Reconciliation

A reconciliation of the significant differences between the effective income tax rate and the federal statutory rate on earnings from continuing operations before income taxes for the fiscal years ended May 31 is as follows:

	2017	2016	2015
Computed federal statutory provision	35.0%	35.0%	35.0%
State income tax provision, net of federal income tax benefit	3.3	3.7	4.2
Difference in effective tax rates on earnings of foreign subsidiaries	0.0	1.2	3.7
Charitable contributions	(0.3)	(0.4)	(1.1)
Tax credits	(0.5)	(0.3)	(0.5)
Valuation allowances	0.1	(0.7)	2.4
Uncertain Positions	2.9	3.9	11.5
Other - net	(0.2)	(6.4)	(7.0)
Effective tax rates	40.3%	36.0%	48.2%
Total provision for income taxes	$35.4	$24.7	$14.4

The tax provision for the fiscal year ended May 31, 2016 was favorably impacted by settlement with the Internal Revenue Service ( the "IRS"). During the third quarter of fiscal 2016, the Company reached a settlement with the IRS for fiscal years ended May 31, 2011, 2012 and 2013, and the Company recognized previously unrecognized tax benefits of $4.9, inclusive of interest, as a result of this settlement. Subsequent periods remain open.

Unremitted Earnings

At May 31, 2017, the Company had not provided U.S. income taxes on accumulated but undistributed earnings of its non-U.S. subsidiaries of approximately $63.2 to the extent that such earnings are expected to be indefinitely reinvested. However, if any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings. Determining the unrecognized deferred tax liability related to those investments in these non-U.S. subsidiaries is not practicable. The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested.

Deferred Taxes

The significant components for deferred income taxes for the fiscal years ended May 31, including deferred income taxes related to discontinued operations, are as follows:

	2017	2016
Deferred tax assets
Tax uniform capitalization	$9.5	$6.2
Prepublication expenses	14.8	26.4
Inventory reserves	24.6	25.1
Allowance for doubtful accounts	3.3	4.2
Other reserves	26.0	26.3
Post-retirement, post-employment and pension obligations	12.5	15.9
Tax carryforwards	31.1	32.2
Lease accounting	(0.4)	(0.4)
Other - net	10.2	12.0
Gross deferred tax assets	131.6	147.9
Valuation allowance	(26.8)	(28.4)
Total deferred tax assets	$104.8	$119.5
Deferred tax liabilities
Prepaid expenses	(0.4)	(0.6)
Depreciation and amortization	(50.7)	(50.4)
Total deferred tax liability	$(51.1)	$(51.0)
Total net deferred tax assets	$53.7	$68.5

Total net deferred tax assets of $53.7 at May 31, 2017 and $68.5 at May 31, 2016, respectively, are reported in noncurrent assets.

For the year ended May 31, 2017, the valuation allowance decreased by $1.6 and for the year ended May 31, 2016, the valuation allowance increased by $0.1. The valuation allowance is based on the Company’s assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. The valuation allowance at May 31, 2017 relates to the Company's total foreign operating loss carryforwards of $112.3 principally in the UK, which do not expire and other operating loss carryforwards in Asia and Canada.

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

The total amount of unrecognized tax benefits at May 31, 2017, 2016 and 2015 were $14.1, excluding $1.7 accrued for interest and penalties, $17.9, excluding $2.3 accrued for interest and penalties, and $17.3, excluding $1.6 accrued for interest and penalties, respectively. Of the total amount of unrecognized tax benefits at May 31, 2017, 2016 and 2015, $14.1, $17.0 and $14.6, respectively, would impact the Company’s effective tax rate.

During the years presented, the Company recognized interest and penalties related to unrecognized tax benefits in the provision for taxes in the Consolidated Financial Statements. The Company recognized a benefit of $0.6, an expense of $0.7, and an expense of $0.5 for the years ended May 31, 2017, 2016 and 2015, respectively.

A reconciliation of the unrecognized tax benefits for the fiscal years ended May 31 is as follows:

Gross unrecognized benefits at May 31, 2014	$14.4
Decreases related to prior year tax positions	(0.7)
Increase related to prior year tax positions	—
Increases related to current year tax positions	3.6
Settlements during the period	—
Lapse of statute of limitation	—
Gross unrecognized benefits at May 31, 2015	$17.3
Decreases related to prior year tax positions	(6.2)
Increase related to prior year tax positions	4.3
Increases related to current year tax positions	5.4
Settlements during the period	(2.9)
Lapse of statute of limitation	—
Gross unrecognized benefits at May 31, 2016	$17.9
Decreases related to prior year tax positions	(6.3)
Increase related to prior year tax positions	0.1
Increases related to current year tax positions	3.0
Settlements during the period	(0.6)
Lapse of statute of limitation	—
Gross unrecognized benefits at May 31, 2017	$14.1

Unrecognized tax benefits for the Company decreased by $3.8 for the year ended May 31, 2017 and increased by $0.6 for the year ended May 31, 2016. Although the timing of the resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next twelve months. However, given the number of years remaining subject to examination and the number of matters being examined, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

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

11. CAPITAL STOCK AND STOCK-BASED AWARDS

Class A Stock and Common Stock

Capital stock consisted of the following as of May 31, 2017:

	Class A Stock	Common Stock	Preferred Stock
Authorized	4,000,000	70,000,000	2,000,000
Reserved for Issuance	244,506	6,822,489	—
Outstanding	1,656,200	33,383,303	—

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

Stock-based awards

At May 31, 2017, the Company maintained two stockholder-approved stock-based compensation plans with regard to the Common Stock: the Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”), under which no further awards can be made; and the Scholastic Corporation 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan was adopted in July 2011 and provides for the issuance of incentive stock options; non-qualified stock options; restricted stock; and other stock-based awards. On September 24, 2014, the stockholders approved an amendment to the 2011 Plan increasing the shares available for issuance pursuant to awards granted under the 2011 plan by 2,475,000 shares.

The Company’s stock-based awards vest over periods not exceeding four years. Provisions in the Company’s stock-based compensation plans allow for the acceleration of vesting for certain retirement-eligible employees, as well as for certain other events.

Stock Options – At May 31, 2017, non-qualified stock options to purchase 185,212 shares and 2,110,766 shares of Common Stock were outstanding under the 2001 Plan and the 2011 Plan, respectively. During fiscal 2017, 507,977 options were granted under the 2011 Plan at a weighted average exercise price of $39.42.

At May 31, 2017, 1,397,818 shares of Common Stock were available for additional awards under the 2011 Plan.

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

In December 2015, the Board approved an amendment to the Amended 2007 Directors Plan to provide that a non-employee director elected between annual meetings of stockholders would receive a grant at the time of such election equal to a pro rata portion of the most recent annual grant of stock options and restricted stock units, based on the number of regular Board meetings remaining to be held for the annual period during which such election occurred. In July 2016, stock options and restricted stock units with a value of seventy thousand dollars for each non-employee director, with 40% of such value in the form of options and 60% in the form of restricted stock units, were approved, and, on September 21, 2016, an aggregate of 14,784 options at an exercise price of $38.56 per share and 7,623 restricted stock units were granted to the non-employee directors under the Amended 2007 Directors Plan. As of May 31, 2017, 153,340 options were outstanding under the Amended 2007 Directors Plan.

The Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”) provided for the grant to Richard Robinson, the Chief Executive Officer of the Corporation as of the effective date of the Class A Plan, of options to purchase Class A Stock (the “Class A Options”). As of May 31, 2017, there were 244,506 Class A Options to Mr. Robinson outstanding under the Class A Plan, and no shares of Class A Stock remained available for additional awards under the Class A Plan.

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

The following table sets forth the intrinsic value of stock options exercised, pretax stock-based compensation cost and related tax benefits for the Class A Stock and Common Stock plans for the fiscal years ended May 31:

	2017	2016	2015
Total intrinsic value of stock options exercised	$11.0	$14.6	$5.8
Stock-based compensation cost (pretax)	$10.1	$9.7	$11.3
Tax benefits related to stock-based compensation cost	$0.8	$1.8	$2.1
Weighted average grant date fair value per option	$12.70	$14.78	$11.41

Pretax stock-based compensation cost is recognized in Selling, general and administrative expenses. As of May 31, 2017, the total pretax compensation cost not yet recognized by the Company with regard to outstanding unvested stock options was $3.0. The weighted average period over which this compensation cost is expected to be recognized is 2.0.years. In fiscal 2017 and fiscal 2016, there were no stock-based compensation costs recognized in discontinued operations. In fiscal 2015, stock-based compensation cost included $2.5 of expense recognized in discontinued operations.

The following table sets forth the stock option activity for the Class A Stock and Common Stock plans for the fiscal year ended May 31, 2017:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at May 31, 2016	3,025,046	$32.10
Granted	522,761	$39.39
Exercised	(833,046)	$30.97
Expired, cancellations and forfeitures	(20,937)	$38.68
Outstanding at May 31, 2017	2,693,824	$33.81	6.3	$24.0
Exercisable at May 31, 2017	1,446,554	$30.14	4.6	$18.0

Restricted Stock Units – In addition to stock options, the Company has issued restricted stock units to certain officers and key executives under the 2011 Plan (“RSUs”). The RSUs automatically convert to shares of Common Stock on a one-for-one basis as the award vests, which is typically over a four-year period beginning thirteen months from the grant date and thereafter annually on the anniversary of the grant date. There were 37,791 shares of Common Stock issued upon vesting of RSUs during fiscal 2017. The Company measures the value of RSUs at fair value based on the number of RSUs granted and the price of the underlying Common Stock on the grant date. The Company amortizes the fair value of outstanding Stock Units as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances.

The following table sets forth the RSU award activity for the fiscal years ended May 31:

	2017	2016	2015
RSUs granted	52,331	74,536	66,146
Weighted average grant date price per unit	$39.22	$43.10	$33.80

As of May 31, 2017, the total pretax compensation cost not yet recognized by the Company with regard to unvested RSUs was $1.6. The weighted average period over which this compensation cost is expected to be recognized is 1.6 years.

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

The following table sets forth the MSPP Stock Unit activity for the fiscal years ended May 31:

	2017	2016	2015
MSPP Stock Units allocated	42,565	58,633	67,027
Purchase price per unit	$28.49	$30.38	$23.79

At May 31, 2017, there were 334,744 shares of Common Stock remaining authorized for issuance under the MSPP.

As of May 31, 2017, the total pretax compensation cost not yet recognized by the Company with regard to unvested MSPP Stock Units under the MSPP was less than $0.1. The weighted average period over which this compensation cost is expected to be recognized is 1.7 years.

The following table sets forth the RSU and MSPP Stock Unit activity for the year ended May 31, 2017:

	Stock Units/RSUs	Weighted Average grant date fair value
Nonvested as of May 31, 2016	273,263	$23.79
Granted	94,896	$26.14
Vested	(58,084)	$35.67
Forfeited	—	$—
Nonvested as of May 31, 2017	310,075	$22.28

The total fair value of shares vested during the fiscal years ended May 31, 2017, 2016 and 2015 was $2.1, $3.4 and $3.3, respectively.

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

Common Stock issued under the ESPP as stock-based compensation expense in the quarter in which the employees participated in the plan.

The following table sets forth the ESPP share activity for the fiscal years ended May 31:

	2017	2016	2015
Shares issued	42,799	43,141	55,501
Weighted average purchase price per share	$35.58	$33.65	$31.98

At May 31, 2017, there were 520,469 shares of Common Stock remaining authorized for issuance under the ESPP.

12. TREASURY STOCK

The Company has authorizations from the Board of Directors to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions, as summarized in the table below:

Authorization	Amount
July 2015	50.0
Less repurchases made under the authorization as of May 31, 2017	(11.4)
Remaining Board authorization at May 31, 2017	$38.6

On July 22, 2015, the Board authorized $50.0 for the share buy-back program, to be funded with available cash. During the twelve months ended May 31, 2017, the Company repurchased approximately 0.2 million shares on the open market for approximately $6.9 at an average cost of $38.80 per share. The Company’s repurchase program may be suspended at any time without prior notice.

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

The Company has a defined benefit pension plan (the “UK Pension Plan”) that covers certain employees located in the United Kingdom who meet various eligibility requirements. Benefits are based on years of service and on a percentage of compensation near retirement. The UK Pension Plan is funded by contributions from the Company.

On July 20, 2016, the Board approved the termination of the U.S. Pension Plan (the "Expected Termination"), in which all benefit accruals were previously frozen as of June 1, 2009. Based on the U.S. Pension Plan’s current funded status and the frozen benefit, it was determined that the on-going costs of maintaining the U.S. Pension Plan were growing at a greater rate than the benefit delivered to the Company’s employees and former employees. An application was filed with the IRS for an advance determination as to whether the U.S. Pension Plan met the qualification requirements of Internal Revenue Code section 401(a). Upon approval of the IRS the assets of the U.S. Pension Plan will be distributed either via a lump sum payment to each eligible active and deferred vested participant or to another qualified retirement plan designated by the participant, or via an annuity contract underwritten by a highly rated insurance company. All participants currently receiving a periodic benefit will continue to receive their benefit payments without disruption. The Company expects that completion of the process for terminating the pension plan, which involves several regulatory steps and approvals, will take place in fiscal 2018.

As of May 31, 2017, the Expected Termination is considered imminent and it is likely to occur during fiscal 2018. As such, the actuarial assumptions were updated based on the short-term nature of the plan. A short-term expected rate of return on plan assets was used rather than a long-term return for the U.S. Pension Plan, as the assets are expected to be distributed within the next fiscal year. The pension benefit obligation for the U.S. Pension Plan included estimates for the anticipated amount of lump sum payments to be distributed in fiscal 2018 as well as estimates for insurance company pricing on the portion of the obligation not distributed through lump sum payments. Therefore the U.S. pension benefit obligation measured as of May 31, 2017 includes an estimate for the expected fair value of annuity contracts in addition to the obligation derived from actuarial assumptions. The net funded status of the U.S. Pension Plan was also classified as a short-term asset.

The Company’s pension plans have a measurement date of May 31.

Post-Retirement Benefits

The Company provides post-retirement benefits to eligible retired United States-based employees (the “Post-Retirement Benefits”) consisting of certain healthcare and life insurance benefits. Employees may become eligible for these benefits after completing certain minimum age and service requirements. Effective June 1, 2009, the Company modified the terms of the Post-Retirement Benefits, effectively excluding a large percentage of employees from the plan. At May 31, 2017, the Company had no unrecognized prior service credit.

The Medicare Prescription Drug, Improvement and Modernization Act (the “Medicare Act”) introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy of 28% to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D. The Company has determined that the Post-Retirement Benefits provided to its retiree population are in aggregate the actuarial equivalent of the benefits under Medicare Part D. As a result, in fiscal 2017, 2016 and 2015, the Company recognized a cumulative reduction of its accumulated post-retirement benefit obligation of $2.5, $3.1 and $3.0, respectively, due to the Federal subsidy under the Medicare Act.

The Company’s post-retirement benefit plan has a measurement date of May 31.

The following table sets forth the weighted average actuarial assumptions utilized to determine the benefit obligations for the U.S. Pension Plan and the UK Pension Plan (collectively the “Pension Plans”), including the Post-Retirement Benefits, at May 31:

	U.S. Pension Plan			UK Pension Plan			Post-Retirement Benefits
	2017	2016	2015	2017	2016	2015	2017		2016		2015
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.4%	3.5%	3.8%	2.5%	3.5%	3.5%	3.7%		3.7%		3.8%
Rate of compensation increase	—	—	—	4.1%	3.8%	4.1%	—		—		—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.5%	3.8%	3.9%	3.5%	3.5%	4.2%	3.7%		3.8%		4.0%
Expected short-term return on plan assets	4.8%	—	—	—	—	—	—	—	—	—	—
Expected long-term return on plan assets	—	4.8%	5.4%	3.9%	4.2%	5.1%	—		—		—
Rate of compensation increase	—	—	—	3.8%	4.1%	4.2%	—		—		—

To develop the expected long-term rate of return on assets assumption for the Pension Plans, the Company considers historical returns and future expectations. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an assumed weighted average long-term rate of return of 3.9% for the UK Pension Plan. In fiscal 2017, the U.S. Pension Plan utilized a short-term rate of return assumption due to the Expected Termination.

The following table sets forth the change in benefit obligation for the Pension Plans and Post-Retirement Benefits at May 31:

	U.S. Pension Plan		UK Pension Plan		Post-Retirement Benefits
	2017	2016	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$125.0	$130.0	$39.8	$43.1	$38.3	$36.3
Service cost	—	—	—	—	0.0	0.0
Interest cost	3.2	4.6	1.2	1.5	0.9	1.4
Plan participants’ contributions	—	—	—	—	0.2	0.3
Actuarial losses (gains)	9.2	1.2	6.3	(1.5)	(8.2)	3.0
Foreign currency translation	—	—	(4.3)	(2.3)	—	—
Benefits paid, including expenses	(9.6)	(10.8)	(1.3)	(1.0)	(2.4)	(2.7)
Benefit obligation at end of year	$127.8	$125.0	$41.7	$39.8	$28.8	$38.3

The Expected Termination resulted in an increase in actuarial losses for the U.S. Pension Plan in fiscal 2017 when compared to the prior period. The increase primarily related to premiums associated with insurance company pricing for the obligations that will not be distributed through lump sum payments.

The following table sets forth the change in plan assets for the Pension Plans and Post-Retirement Benefits at May 31:

	U.S. Pension Plan		UK Pension Plan		Post-Retirement Benefits
	2017	2016	2017	2016	2017	2016
Change in plan assets:
Fair value of plan assets at beginning of year	$135.1	$143.2	$29.1	$30.5	$—	$—
Actual return on plan assets	7.0	2.6	3.5	(0.0)	—	—
Employer contributions	—	—	1.1	1.3	2.2	2.4
Benefits paid, including expenses	(9.6)	(10.7)	(1.3)	(1.0)	(2.4)	(2.7)
Plan participants’ contributions	—	—	—	—	0.2	0.3
Foreign currency translation	—	—	(3.2)	(1.7)	—	—
Fair value of plan assets at end of year	$132.5	$135.1	$29.2	$29.1	$—	$—

The following table sets forth the net funded status of the Pension Plans and Post-Retirement Benefits and the related amounts recognized on the Company’s Consolidated Balance Sheets at May 31:

	U.S. Pension Plan		UK Pension Plan		Post-Retirement Benefits
	2017	2016	2017	2016	2017	2016
Current assets	$4.7	$—	$—	$—	$—	$—
Non-current assets	—	10.1	—	—	—	—
Current liabilities	—	—	—	—	(2.1)	(2.6)
Non-current liabilities	—	—	(12.5)	(10.7)	(26.7)	(35.7)
Net funded balance	$4.7	$10.1	$(12.5)	$(10.7)	$(28.8)	$(38.3)

The Expected Termination resulted in the net funded balance for the U.S. Pension Plan to be classified as a Current asset based on the expectation that all assets will be distributed during fiscal 2018.

The following amounts were recognized in Accumulated other comprehensive income (loss) for the Pension Plans and Post-Retirement Benefits in the Company’s Consolidated Balance Sheets at May 31:

	2017				2016
	U.S. Pension Plan	UK Pension Plan	Post - Retirement Benefits	Total	U.S. Pension Plan	UK Pension Plan	Post - Retirement Benefits	Total
Net actuarial gain (loss)	$(51.3)	$(16.3)	$(3.3)	$(70.9)	$(44.0)	$(13.2)	$(11.9)	$(69.1)
Amount recognized in Accumulated comprehensive income (loss) before tax	$(51.3)	$(16.3)	$(3.3)	$(70.9)	$(44.0)	$(13.2)	$(11.9)	$(69.1)

The estimated net loss for the Pension Plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the Company’s fiscal year ending May 31, 2018 is $2.3. The Expected Termination has not triggered settlement accounting in fiscal 2017.

The estimated net loss for the Post-Retirement Benefits that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the fiscal year ending May 31, 2018 is $0.1.

Income tax expense of $0.4, income tax benefit of $1.8 and income tax benefit of $2.5 were recognized in Accumulated other comprehensive loss at May 31, 2017, 2016 and 2015, respectively.

The following table sets forth the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets with respect to the Pension Plans for the fiscal years ended May 31:

	U.S. Pension Plan		UK Pension Plan
	2017	2016	2017	2016
Projected benefit obligations	$127.8	$125.0	$41.7	$39.8
Accumulated benefit obligations	127.8	125.0	40.9	39.1
Fair value of plan assets	132.5	135.1	29.2	29.1

The following table sets forth the net periodic (benefit) cost for the Pension Plans and Post-Retirement Benefits for the fiscal years ended May 31:

	U.S. Pension Plan			UK Pension Plan			Post - Retirement Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Components of net (benefit) cost:
Service cost	$—	$—	$—	$—	$—	$—	$0.0	$0.0	$0.0
Interest cost	3.2	4.6	5.0	1.2	1.5	1.7	0.9	1.4	1.3
Expected return on assets	(6.1)	(6.5)	(7.8)	(1.0)	(1.3)	(1.5)	—	—	—
Net amortization and deferrals	—	—	—	—	—	—	—	(0.1)	(0.2)
Lump sum settlement charge	—	—	4.3	—	—	—	—	—	—
Amortization of net actuarial loss	0.9	0.8	0.7	0.8	0.9	0.7	0.4	2.8	1.3
Net periodic (benefit) cost	$(2.0)	$(1.1)	$2.2	$1.0	$1.1	$0.9	$1.3	$4.1	$2.4

On May 31, 2016, the Company changed the approach used to measure service and interest costs for pension and other postretirement benefits. The Company previously measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. The Company elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. This change did not affect the measurement of the Company's plan obligations.

On May 31, 2017, the Expected Termination of the U.S. Pension Plan is considered imminent and it is likely to occur during fiscal 2018. As such, the Company included estimates for the anticipated amount of lump sum payments to be distributed in fiscal 2018 as well as estimated insurance company pricing on the portion of the obligation not distributed through lump sum payments. This change does affect the measurement of the Company's U.S. Pension Plan obligations as of May 31, 2017, however the Net periodic benefit for the U.S. Pension Plan for the period ended May 31, 2017 was not affected.

Plan Assets

The Company’s investment policy with regard to the assets in the Pension Plans is to actively manage, within acceptable risk parameters, certain asset classes where the potential exists to outperform the broader market.

The following table sets forth the total weighted average asset allocations for the Pension Plans by asset category at May 31:

	U.S. Pension Plan		UK Pension Plan
	2017	2016	2017	2016
Equity securities	13.4%	28.3%	38.8%	36.8%
Debt securities	76.5%	69.2%	32.8%	33.8%
Real estate	—%	—%	6.9%	7.5%
Other	10.1%	2.5%	21.5%	21.9%
	100.0%	100.0%	100.0%	100.0%

The weighted average asset allocation for the U.S. Pension Plan's Other investments includes cash resulting from the timing of the transfer of certain assets.

The following table sets forth the targeted weighted average asset allocations for the Pension Plans included in the Company’s investment policy:

	U.S. Pension Plan	UK Pension Plan
Equity	15%	40%
Debt and cash equivalents	85%	30%
Real estate and other	0%	30%
	100%	100%

The fair values of the Company’s Pension Plans’ assets are measured using Level 1, Level 2 and Level 3 fair value measurements. For a more complete description of fair value measurements see Note 20, “Fair Value Measurements.”

The following table sets forth the measurement of the Company’s Pension Plans’ assets at fair value by asset category at the respective dates:

	Assets at Fair Value as of May 31, 2017
	U.S. Pension Plan	UK Pension Plan	U.S. Pension Plan	UK Pension Plan	U.S. Pension Plan	UK Pension Plan	Total
	Level 1		Level 2		Level 3
Cash and cash equivalents	$18.4	$0.5	$—	$—	$—	$—	$18.9
Equity securities:
U.S. (1)	12.7	1.0	—	—	—	—	13.7
International (2)	—	—	—	10.3	—	—	10.3
Pooled, Common and Collective Funds (3)	—	—	101.4	—	—	—	101.4
Fixed Income (4)	—	—	—	9.6	—	—	9.6
Annuities	—	—	—	—	—	5.8	5.8
Real estate (5)	—	—	—	2.0	—	—	2.0
Total	$31.1	$1.5	$101.4	$21.9	$—	$5.8	$161.7

	Assets at Fair Value as of May 31, 2016
	U.S. Pension Plan	UK Pension Plan	U.S. Pension Plan	UK Pension Plan	U.S. Pension Plan	UK Pension Plan	Total
	Level 1		Level 2		Level 3
Cash and cash equivalents	$3.3	$0.9	$—	$—	$—	$—	$4.2
Equity securities:
U.S. (1)	34.1	—	—	—	—	—	34.1
International (2)	4.2	—	—	10.7	—	—	14.9
Pooled, Common and Collective Funds (3)	—	—	93.5	—	—	—	93.5
Fixed Income (4)	—	—	—	9.8	—	—	9.8
Annuities	—	—	—	—	—	5.5	5.5
Real estate (5)	—	—	—	2.2	—	—	2.2
Total	$41.6	$0.9	$93.5	$22.7	$—	$5.5	$164.2

(1)	Funds which invest in a diversified portfolio of publicly traded U.S. common stocks of large-cap, medium-cap and small-cap companies. There are no restrictions on these investments.

(2)	Funds which invest in a diversified portfolio of publicly traded common stock of non-U.S. companies, primarily in Europe and Asia. There are no restrictions on these investments.

(3)	Funds which invest in bond index funds available to certain qualified retirement plans but not traded openly in any public exchanges.

(4)	Funds which invest in a diversified portfolio of publicly traded government bonds, corporate bonds and mortgage-backed securities. There are no restrictions on these investments.

(5)
Represents assets of a non-U.S. entity plan invested in a fund whose underlying investments are comprised of properties. The fund has publicly available quoted market prices and there are no restrictions on these investments.

The Company has purchased annuities to service fixed payments to certain retired plan participants in the UK. These annuities are purchased from investment grade counterparties. These annuities are not traded on open markets and are therefore valued based upon the actuarial determined valuation, and related assumptions, of the underlying projected benefit obligation, a Level 3 valuation technique. The fair value of these assets was $5.8 and $5.5 at May 31, 2017 and May 31, 2016, respectively.

The following table summarizes the changes in fair value of these Level 3 assets for the fiscal years ended May 31, 2017 and 2016:

Balance at May 31, 2015	$6.1
Actual Return on Plan Assets:
Relating to assets still held at May 31, 2016	0.0
Relating to assets sold during the year	—
Purchases, sales and settlements, net	(0.3)
Transfers in and/or out of Level 3	—
Foreign currency translation	(0.3)
Balance at May 31, 2016	$5.5
Actual Return on Plan Assets:
Relating to assets still held at May 31, 2017	1.2
Relating to assets sold during the year	—
Purchases, sales and settlements, net	(0.3)
Transfers in and/or out of Level 3	—
Foreign currency translation	(0.6)
Balance at May 31, 2017	$5.8

Contributions

In fiscal 2018, the Company expects to make contributions of $1.1 to the Pension Plans.

Estimated future benefit payments

The following table sets forth the expected future benefit payments under the Pension Plans and the Post-Retirement Benefits by fiscal year:

	U.S. Pension Plan	UK Pension Plan	Post - Retirement
	Pension Benefits		Benefit Payments	Medicare Subsidy Receipts
2018	$127.8	$0.8	$2.3	$0.2
2019	—	1.0	2.3	0.2
2020	—	0.9	2.3	0.3
2021	—	1.0	2.3	0.3
2022	—	1.3	2.2	0.3
2023-2027	—	7.3	10.6	1.3

Estimated future benefit payments for the U.S. Pension Plan are impacted by the Expected Termination and all benefits are expected to be paid in fiscal 2018.

Assumed health care cost trend rates at May 31:

	2017	2016
Health care cost trend rate assumed for the next fiscal year	7.0%	7.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2024	2024

Assumed health care cost trend rates could have a significant effect on the amounts reported for the post-retirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	2017	2016
Total service and interest cost - 1% increase	$0.1	$0.2
Total service and interest cost - 1% decrease	(0.1)	(0.1)
Post-retirement benefit obligation - 1% increase	3.0	4.3
Post-retirement benefit obligation - 1% decrease	(2.6)	(3.7)

Defined contribution plans

The Company also provides defined contribution plans for certain eligible employees. In the United States, the Company sponsors a 401(k) retirement plan and has contributed $7.1, $6.8 and $7.9 for fiscal years 2017, 2016 and 2015, respectively.

14. ACCRUED SEVERANCE

The table below provides information regarding Accrued severance, which is included in “Other accrued expenses” on the Company’s Consolidated Balance Sheets.

	2017	2016
Beginning balance	$4.4	$2.0
Accruals	14.9	11.9
Payments	(12.7)	(9.5)
Ending balance	$6.6	$4.4

The Company implemented cost reduction programs in fiscal 2017, recognizing severance expense of $12.9. The Company implemented cost reduction and restructuring programs in fiscal 2016, recognizing severance expense of $9.5.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the fiscal years ended May 31:

	2017		2016		2015
	Pension Plans	Post - Retirement Benefits	Pension Plans	Post - Retirement Benefits	Pension Plans	Post - Retirement Benefits
Service cost	$—	$—	$—	$0.0	$—	$0.0
Net amortization and deferrals	—	—	—	(0.1)	—	(0.2)
Lump sum settlement charge	—	—	—	—	4.3	—
Amortization of net actuarial loss	1.7	0.4	1.7	2.8	1.4	1.3
Tax benefit	(0.4)	(0.1)	(0.3)	(1.1)	(2.0)	(0.4)
Amounts reclassified from Accumulated other comprehensive income (loss)	$1.3	$0.3	$1.4	$1.6	$3.7	$0.7

The amounts reclassified out of Accumulated other comprehensive income (loss) were recognized in Selling, general and administrative expense.

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	Foreign currency translation adjustments	Pension Plans	Post - Retirement Benefits	Total
Balance at May 31, 2015(1)	$(31.9)	$(38.0)	$(7.1)	$(77.0)
Other comprehensive income (loss) before reclassifications	(8.1)	(2.8)	$(1.8)	$(12.7)
Less: amount reclassified from Accumulated other comprehensive income (loss) (net of taxes)
Lump Sum Settlement charge	—	—	—	—
Amortization of net actuarial loss	—	1.4	1.6	3.0
Net prior service credit	—	—	(0.0)	(0.0)
Other comprehensive income (loss)	(8.1)	(1.4)	(0.2)	(9.7)
Balance at May 31, 2016(1)	$(40.0)	$(39.4)	$(7.3)	$(86.7)
Other comprehensive income (loss) before reclassifications	$(5.3)	$(8.8)	$5.0	$(9.1)
Less: amount reclassified from Accumulated other comprehensive income (loss) (net of taxes)
Lump Sum Settlement charge	—	—	—	—
Amortization of net actuarial loss	—	1.3	0.3	1.6
Net prior service credit	—	—	—	—
Other comprehensive income (loss)	(5.3)	(7.5)	5.3	(7.5)
Balance at May 31, 2017 (1)	$(45.3)	$(46.9)	$(2.0)	$(94.2)

(1) Obligations under Pension Plans and Post-Retirement Benefits are reported net of taxes of $22.0, $22.4 and $20.6 at May 31, 2017, 2016 and 2015, respectively.

16. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the Basic and Diluted earnings (loss) per share computation for the fiscal years ended May 31:

	2017	2016	2015
Earnings (loss) from continuing operations attributable to Class A and Common Shares	$52.4	$43.9	$15.4
Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	(0.2)	(3.5)	279.1
Net income (loss) attributable to Class A and Common Shares	52.2	40.4	294.5
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	34.7	34.1	32.7
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.7	0.8	0.7
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	35.4	34.9	33.4

Earnings (loss) per share of Class A Stock and Common Stock
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$1.51	$1.29	$0.47
Earnings (loss) from discontinued operations, net of tax	$(0.00)	$(0.11)	$8.53
Net income (loss)	$1.51	$1.18	$9.00
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$1.48	$1.26	$0.46
Earnings (loss) from discontinued operations, net of tax	$(0.01)	$(0.10)	$8.34
Net income (loss)	$1.47	$1.16	$8.80

Earnings from continuing operations exclude earnings of $0.1, $0.1 and $0.1 for the fiscal years ended May 31, 2017, 2016 and 2015, respectively, for earnings attributable to participating RSUs.
In a period in which the Company reports a discontinued operation, Earnings (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive. There were 0.4 million potentially anti-dilutive shares outstanding pursuant to compensation plans as of May 31, 2017.

A portion of the Company’s Restricted Stock Units ("RSUs") which are granted to employees participate in earnings through cumulative dividends which are payable and non-forfeitable to the employees upon vesting of the RSUs. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method.

The following table sets forth Options outstanding pursuant to stock-based compensation plans for the fiscal years ended May 31:

	2017	2016
Options outstanding pursuant to stock-based compensation plans (in millions)	2.7	3.0

As of May 31, 2017, $38.6 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors.

See Note 12, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

17. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following at May 31:

	2017	2016

Accrued payroll, payroll taxes and benefits	$48.5	$44.9
Accrued bonus and commissions	33.8	28.2
Accrued other taxes	26.1	30.4
Accrued advertising and promotions	34.9	35.7
Accrued insurance	7.6	7.7
Other accrued expenses	27.1	29.0
Total accrued expenses	$178.0	$175.9

18. OTHER FINANCIAL DATA

Other financial data consisted of the following for the fiscal years ended May 31:

	2017	2016	2015
Advertising expense	$121.0	$127.3	$129.7
Amortization of prepublication and production costs	23.3	26.4	30.4
Foreign currency transaction gain (loss)	1.0	(0.5)	0.1
Purchases related to contractual commitments for minimum print quantities	53.1	48.7	68.2

	2017	2016
Royalty advances allowance for reserves	$93.8	$90.1
Accounts receivable reserve for returns	36.3	32.1
Accounts receivable allowance for doubtful accounts	13.7	16.1
Unredeemed credits issued in conjunction with the Company’s school-based book club and book fair operations (included in other accrued expenses)	8.7	8.9

19. DERIVATIVES AND HEDGING

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory, the foreign exchange risk associated with certain receivables denominated in foreign currencies and certain future commitments for foreign expenditures. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses, and it recognizes the unrealized gain or loss in other current assets or other current liabilities. The notional values of the contracts as of May 31, 2017 and 2016 were $36.5 and $31.8, respectively. Net unrealized gains of $0.8 and unrealized losses of $0.5 were recognized at May 31, 2017 and May 31, 2016, respectively.

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

Non-financial assets and liabilities for which the Company employs fair value measures on a non-recurring basis include:

•	Long-lived assets

•	Investments

•	Assets acquired in a business combination

•	Goodwill, definite and indefinite-lived intangible assets

•	Long-lived assets held for sale

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

The following tables present non-financial assets that were measured and recognized at fair value on a non-recurring basis and the total impairment losses and additions recognized on those assets:

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to other investments and acquisitions
	May 31, 2017	Level 1	Level 2	Level 3	May 31, 2017
Goodwill	$2.8	$—	$—	$2.8	$—	$2.8
Prepublication assets	—	—	—	—	1.1	—
Property, plant and equipment, net	—	—	—	—	5.7	—
Intangible assets	6.8			7.0	—	7.0

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to other investments and acquisitions
	May 31, 2016	Level 1	Level 2	Level 3	May 31, 2016
Property, plant and equipment, net	$—	$—	$—	$—	$7.5	$—
Prepublication assets	—	—	—	—	6.9	—
Intangible assets	1.9	—	—	2.4	—	2.4

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to other investments and acquisitions
	May 31, 2015	Level 1	Level 2	Level 3	May 31, 2015
Goodwill	$—	$—	$—	$—	$5.4	$—
Property, plant and equipment, net	—	—	—	—	7.5	—
Prepublication assets	—	—	—	—	2.9	—

21. SUBSEQUENT EVENTS

On July 19, 2017, the Board of Directors declared a regular cash dividend of $0.15 per Class A and Common share in respect of the first quarter of fiscal 2018. The dividend is payable on September 15, 2017 to shareholders of record on August 31, 2017.

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS

OF SCHOLASTIC CORPORATION

We have audited the accompanying consolidated balance sheets of Scholastic Corporation as of May 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scholastic Corporation at May 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Scholastic Corporation’s internal control over financial reporting as of May 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

July 24, 2017

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS

OF SCHOLASTIC CORPORATION

We have audited Scholastic Corporation’s internal control over financial reporting as of May 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Scholastic Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Scholastic Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Scholastic Corporation as of May 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2017, and our report dated July 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

July 24, 2017

Supplementary Financial Information
Summary of Quarterly Results of Operations (Unaudited, amounts in millions except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Ended May 31,
2017
Revenues	$282.7	$623.1	$336.2	$499.6	$1,741.6
Cost of goods sold	169.7	271.3	160.3	213.2	814.5
Earnings (loss) from continuing operations	(39.5)	67.9	(15.5)	39.6	52.5
Earnings (loss) from discontinued operations, net of tax	(0.1)	0.0	0.1	(0.2)	(0.2)
Net income (loss)	(39.6)	67.9	(15.4)	39.4	52.3
Earnings (loss) per share of Class A and Common Stock:
Basic:
Earnings (loss) from continuing operations (1)	(1.15)	1.96	(0.45)	1.13	1.51
Earnings (loss) from discontinued operations, net of tax (1)	(0.00)	0.00	0.01	(0.01)	(0.00)
Net income (loss) (1)	(1.15)	1.96	(0.44)	1.12	1.51
Diluted:
Earnings (loss) from continuing operations (1)	(1.15)	1.92	(0.45)	1.11	1.48
Earnings (loss) from discontinued operations, net of tax (1)	(0.00)	0.00	0.01	(0.01)	(0.01)
Net income (loss) (1)	(1.15)	1.92	(0.44)	1.10	1.47
2016
Revenues	$191.2	$601.8	$366.0	$513.8	$1,672.8
Cost of goods sold	114.5	257.1	178.0	212.7	762.3
Earnings (loss) from continuing operations	(48.9)	65.2	(7.2)	34.9	44.0
Earnings (loss) from discontinued operations, net of tax	(0.5)	(0.3)	(1.8)	(0.9)	(3.5)
Net income (loss)	(49.4)	64.9	(9.0)	34.0	40.5
Earnings (loss) per share of Class A and Common Stock:
Basic:
Earnings (loss) from continuing operations (1)	(1.46)	1.90	(0.21)	1.02	1.29
Earnings (loss) from discontinued operations, net of tax (1)	(0.02)	(0.01)	(0.05)	(0.03)	(0.11)
Net income (loss) (1)	(1.48)	1.89	(0.26)	0.99	1.18
Diluted:
Earnings (loss) from continuing operations (1)	(1.46)	1.85	(0.21)	1.00	1.26
Earnings (loss) from discontinued operations, net of tax (1)	(0.02)	(0.01)	(0.05)	(0.03)	(0.10)
Net income (loss) (1)	(1.48)	1.84	(0.26)	0.97	1.16

(1) The sum of the quarters may not equal the full year basic and diluted earnings per share since each quarter is calculated separately.

Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A | Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of May 31, 2017, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management (with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer), after conducting an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2017.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting as of May 31, 2017, which is included herein. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2017 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B | Other Information

None.

Part III

Item 10 | Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 20, 2017 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Certain information regarding the Corporation’s Executive Officers is set forth in Part I - Item 1 - Business.

Item 11 | Executive Compensation

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 20, 2017 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 20, 2017 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13 | Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 20, 2017 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14 | Principal Accounting Fees and Services

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 20, 2017 to be filed pursuant to Regulation 14A under the Exchange Act.

Part IV

Item 15 | Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:

The following Consolidated Financial Statements are included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”:

Consolidated Statements of Operations for the years ended May 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income (Loss) for the years ended May 31, 2017, 2016 and 2015

Consolidated Balance Sheets at May 31, 2017 and 2016

Consolidated Statement of Changes in Stockholders’ Equity for the years ended May 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended May 31, 2017, 2016 and 2015

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

10.2*	Scholastic Corporation Director’s Deferred Compensation Plan, amended and restated effective as of September 23, 2008 (incorporated by reference to the 2009 10-K).

10.3*
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

10.4*
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

10.5*
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

10.7*	Form of Non-Qualified Stock Option Agreement under the 2001 Plan (incorporated by reference to the August 31, 2009 10-Q).

10.8*
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

10.9*	Form of Class A Option Agreement under the Class A Plan (incorporated by reference to the Corporation’s Annual Report on Form 10-K as filed with the SEC on August 8, 2005, SEC File No. 000-19860).

10.10*
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

10.11*	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the November 30, 2011 10-Q).

10.12*	Form of Stock Option Agreement under the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the November 30, 2011 10-Q).

10.13*
Severance Agreement, dated September 26, 2013, between Scholastic Corporation and Maureen O’Connell (incorporated by reference to the Corporation’s Form 10-Q as filed with the SEC on December 19, 2013, SEC File No. 000-19860) (the “November 30, 2013 Form 10-Q”).

10.14*	Scholastic Corporation 2013 Executive Performance Incentive Plan (incorporated by reference to the November 30, 2013 Form 10-Q).

'10.15
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

21	Subsidiaries of the Corporation, as of May 31, 2017.

23	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer of the Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Document **

101.DEF	XBRL Taxonomy Extension Definitions Document **

101.LAB	XBRL Taxonomy Extension Labels Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

*	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Item 16 | Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	July 24, 2017	SCHOLASTIC CORPORATION

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

Signature	Title	Date

/s/ Richard Robinson	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	July 24, 2017
Richard Robinson

/s/ Maureen O’Connell	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (principal financial officer)	July 24, 2017
Maureen O’Connell

/s/ Kenneth Cleary	Senior Vice President, Chief Accounting Officer (principal accounting officer)	July 24, 2017
Kenneth Cleary

/s/ Andrés Alonso	Director	July 24, 2017
Andrés Alonso

/s/ James W. Barge	Director	July 24, 2017
James W. Barge

/s/ Marianne Caponnetto	Director	July 24, 2017
Marianne Caponnetto

/s/ John L. Davies	Director	July 24, 2017
John L. Davies

/s/ Andrew S. Hedden	Director	July 24, 2017
Andrew S. Hedden

Signature	Title	Date

/s/ Peter Warwick	Director	July 24, 2017
Peter Warwick

/s/ Margaret A. Williams	Director	July 24, 2017
Margaret A. Williams

/s/ David J. Young	Director	July 24, 2017
David J. Young

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K

YEAR ENDED May 31, 2017

ITEM 15(c)

S-1

Schedule II

Valuation and Qualifying Accounts and Reserves

					(Amounts in millions)
					Years ended May 31,
	Balance at Beginning of Year	Expensed	Write-Offs and Other		Balance at End of Year
2017
Allowance for doubtful accounts	$16.1	$11.0	$13.4		$13.7
Reserve for returns	32.1	80.4	76.2	(1)	36.3
Reserves for obsolescence	73.9	16.0	18.0		71.9
Reserve for royalty advances	90.1	4.3	0.6		93.8
2016
Allowance for doubtful accounts	$14.9	$12.3	$11.1		$16.1
Reserve for returns	27.9	56.6	52.4	(1)	32.1
Reserves for obsolescence	81.1	12.0	19.2		73.9
Reserve for royalty advances	86.8	4.1	0.8		90.1
2015
Allowance for doubtful accounts	$15.6	$10.6	$11.3		$14.9
Reserve for returns	27.0	53.9	53.0	(1)	27.9
Reserves for obsolescence	81.8	21.7	22.4		81.1
Reserve for royalty advances	85.3	3.6	2.1		86.8

(1)	Represents actual returns charged to the reserve

S-2