Form 10-Q
period 2017-08-31
SCHOLASTIC CORP
filed 2017-09-21
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2017	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of August 31, 2017

Common Stock, $.01 par value	33,358,951
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended
	August 31,	August 31,
	2017	2016
Revenues	$189.2	$282.7
Operating costs and expenses:
Cost of goods sold	115.6	169.7
Selling, general and administrative expenses	158.8	166.0
Depreciation and amortization	9.9	9.5
Asset impairments	6.7	—
Total operating costs and expenses	291.0	345.2
Operating income (loss)	(101.8)	(62.5)
Interest income (expense), net	0.3	(0.3)
Other components of net periodic benefit (cost)	(0.1)	(0.6)
Earnings (loss) from continuing operations before income taxes	(101.6)	(63.4)
Provision (benefit) for income taxes	(37.9)	(23.9)
Earnings (loss) from continuing operations	(63.7)	(39.5)
Earnings (loss) from discontinued operations, net of tax	—	(0.1)
Net income (loss)	$(63.7)	$(39.6)
Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic:
Earnings (loss) from continuing operations	$(1.81)	$(1.15)
Earnings (loss) from discontinued operations, net of tax	$—	$(0.00)
Net income (loss)	$(1.81)	$(1.15)
Diluted:
Earnings (loss) from continuing operations	$(1.81)	$(1.15)
Earnings (loss) from discontinued operations, net of tax	$—	$(0.00)
Net income (loss)	$(1.81)	$(1.15)
Dividends declared per Class A and Common Share	$0.15	$0.15

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,	August 31,
	2017	2016
Net income (loss)	$(63.7)	$(39.6)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	3.7	(1.9)
Pension and post-retirement adjustments (net of tax)	0.5	0.7
Total other comprehensive income (loss)	$4.2	$(1.2)
Comprehensive income (loss)	$(59.5)	$(40.8)

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	August 31, 2017	May 31, 2017	August 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$311.9	$444.1	$287.6
Restricted cash held in escrow	—	—	5.0
Accounts receivable, net	145.4	199.2	222.6
Inventories, net	386.5	282.5	375.7
Prepaid expenses and other current assets	113.0	44.3	117.9
Current assets of discontinued operations	—	0.4	0.5
Total current assets	956.8	970.5	1,009.3
Property, plant and equipment, net	487.1	475.3	438.7
Prepublication costs, net	43.6	43.3	42.6
Royalty advances, net	42.6	41.8	45.3
Goodwill	119.2	118.9	116.3
Noncurrent deferred income taxes	53.8	53.7	69.0
Other assets and deferred charges	56.5	56.9	54.0
Total noncurrent assets	802.8	789.9	765.9
Total assets	$1,759.6	$1,760.4	$1,775.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$12.0	$6.2	$12.1
Accounts payable	187.2	141.2	203.6
Accrued royalties	51.9	34.2	66.3
Deferred revenue	44.7	24.2	45.2
Other accrued expenses	153.3	178.0	151.6
Accrued income taxes	1.8	2.8	2.0
Current liabilities of discontinued operations	—	0.5	0.3
Total current liabilities	450.9	387.1	481.1
Noncurrent Liabilities:
Other noncurrent liabilities	65.7	65.4	75.5
Total noncurrent liabilities	65.7	65.4	75.5

Commitments and Contingencies (see Note 5)	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $0.01 par value	0.0	0.0	0.0
Common Stock, $0.01 par value	0.4	0.4	0.4
Additional paid-in capital	608.5	606.8	601.7
Accumulated other comprehensive income (loss)	(90.0)	(94.2)	(87.9)
Retained earnings	1,022.2	1,091.2	1,015.0
Treasury stock at cost	(298.1)	(296.3)	(310.6)
Total stockholders’ equity	1,243.0	1,307.9	1,218.6
Total liabilities and stockholders’ equity	$1,759.6	$1,760.4	$1,775.2

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,	August 31,
	2017	2016
Cash flows - operating activities:
Net income (loss)	(63.7)	(39.6)
Earnings (loss) from discontinued operations, net of tax	—	(0.1)
Earnings (loss) from continuing operations	(63.7)	(39.5)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	1.9	2.9
Provision for losses on inventory	3.5	4.1
Provision for losses on royalty advances	1.1	1.1
Amortization of prepublication and production costs	5.5	5.8
Depreciation and amortization	10.0	9.6
Amortization of pension and post-retirement actuarial gains and losses	0.6	1.0
Deferred income taxes	0.3	(0.3)
Stock-based compensation	1.5	1.6
Income from equity investments	(1.2)	(1.8)
Non cash write off related to asset impairments	6.7	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	53.0	(29.3)
Inventories	(104.3)	(108.8)
Prepaid expenses and other current assets	(67.7)	(49.4)
Royalty advances	(1.7)	(2.5)
Accounts payable	51.9	69.7
Other accrued expenses	(25.8)	(24.3)
Accrued income taxes	(1.1)	0.4
Accrued royalties	17.0	34.9
Deferred revenue	20.2	21.7
Pension and post-retirement liabilities	(1.6)	(1.6)
Other noncurrent liabilities	0.4	(0.1)
Other, net	1.1	0.3
Total adjustments	(28.7)	(65.0)
Net cash provided by (used in) operating activities of continuing operations	(92.4)	(104.5)
Net cash provided by (used in) operating activities of discontinued operations	—	(1.0)
Net cash provided by (used in) operating activities	(92.4)	(105.5)

Cash flows - investing activities:
Prepublication and production expenditures	(5.9)	(6.7)
Additions to property, plant and equipment	(32.7)	(10.2)
Other investment and acquisition related payments	(0.2)	(0.4)
Net cash provided by (used in) investing activities of continuing operations	(38.8)	(17.3)
Changes in restricted cash held in escrow for discontinued assets	—	4.9
Net cash provided by (used in) investing activities	(38.8)	(12.4)

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,	August 31,
	2017	2016
Cash flows - financing activities:
Borrowings under lines of credit	20.1	12.4
Repayments of lines of credit	(13.6)	(5.9)
Repayment of capital lease obligations	(0.3)	(0.3)
Reacquisition of common stock	(4.2)	—
Proceeds pursuant to stock-based compensation plans	2.8	5.2
Payment of dividends	(5.3)	(5.2)
Other	(0.8)	(0.4)
Net cash provided by (used in) financing activities	(1.3)	5.8
Effect of exchange rate changes on cash and cash equivalents	0.3	0.0
Net increase (decrease) in cash and cash equivalents	(132.2)	(112.1)
Cash and cash equivalents at beginning of period	444.1	399.7
Cash and cash equivalents at end of period	$311.9	$287.6

See accompanying notes

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

1. BASIS OF PRESENTATION

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned and majority-owned subsidiaries (collectively, “Scholastic” or the “Company”). Intercompany transactions are eliminated in consolidation. These financial statements have not been audited but reflect those adjustments consisting of normal recurring items that management considers necessary for a fair presentation of financial position, results of operations, comprehensive income (loss) and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (the “Annual Report”).

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2017 relate to the twelve-month period ended May 31, 2017. Certain reclassifications have been made to conform to the current year presentation.

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

Use of estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Regulation S-X. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to:

•	Accounts receivable reserves for returns

•	Accounts receivable allowance for doubtful accounts

•	Pension and other post-retirement obligations

•	Uncertain tax positions

•	Inventory reserves

•	Cost of goods sold from book fair operations during interim periods determined based on estimated gross profit rates

•	Sales tax contingencies

•	Royalty advance reserves

•	Unredeemed incentive programs

•	Impairment testing for goodwill for assessment and measurement, intangibles and other long-lived assets and investments

•	Assets and liabilities acquired in business combinations

•	Revenues for fairs which have not reported final results

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

New Accounting Pronouncements

Current Fiscal Quarter Adoptions:

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

The Company has elected an early application of this ASU in the first quarter of this fiscal year ending May 31, 2018. As such the service cost component of net periodic benefit costs is still recognized in Selling, general and administrative expenses and the other components of net periodic benefit costs have been reclassified to Other components of net periodic benefit (cost) in the condensed consolidated statements of operations below Operating income (loss) on a retrospective basis. See Note 9, "Employee Benefit Plans," for net periodic (benefit) cost recognized in the periods presented.

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

The Company has adopted this ASU in the first quarter of this fiscal year ending May 31, 2018. The Company will continue to estimate forfeitures at the time of grant and will now recognize the income tax effects of awards as a component of the Provision (benefit) for income taxes in the condensed consolidated statements of operations on a prospective basis. For the three month period ended August 31, 2017, the Company recognized a tax deficiency of approximately $0.2.

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

The Company has adopted this ASU in the first quarter of this fiscal year ending May 31, 2018. The amendments in this ASU did not have an impact on the consolidated financial position, results of operations and cash flows.

Forthcoming Adoptions:

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

The New Revenue Standard will be effective for the Company in the first quarter of fiscal 2019. The Company is evaluating the adoption methodology and the impact of these ASUs on its consolidated financial position, results of operations and cash flows, including assessing the impact of the guidance across all of its revenue streams. This includes a review of current accounting policies and practices to identify potential differences that would result from applying the guidance. While this evaluation is in progress, and the impact is not fully assessed, the Company believes this standard will result in changes relating to the reporting periods in which certain revenues associated with incentive programs within the Company's school channels are recognized.

2. DISCONTINUED OPERATIONS

The Company continuously evaluates its portfolio of businesses for both impairment and economic viability, as well as for possible strategic dispositions. The Company monitors the expected cash proceeds to be realized from the disposition of discontinued operations’ assets, and adjusts asset values accordingly.

During the three month period ended August 31, 2017, the Company did not dispose of any new components of the business that would meet the criteria for discontinued operations reporting.

As of May 31, 2017 and August 31, 2016, assets and liabilities of discontinued operations and loss from discontinued operations for the three months ended August 31, 2016 primarily related to insignificant continuing cash flows from passive activities.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Three months ended August 31, 2017
Revenues	$66.8	$45.0	$—	$111.8	$77.4	$189.2
Bad debt	0.5	(0.1)	—	0.4	1.5	1.9
Depreciation and amortization (2)	5.2	2.2	6.3	13.7	1.7	15.4
Asset impairments	—	—	6.7	6.7	—	6.7
Segment operating income (loss)	(58.9)	(12.5)	(27.6)	(99.0)	(2.8)	(101.8)
Segment assets at 8/31/17	476.9	176.1	845.6	1,498.6	261.0	1,759.6
Goodwill at 8/31/17	40.9	68.3	—	109.2	10.0	119.2
Expenditures for other non-current assets (3)	9.9	2.5	30.8	43.2	2.1	45.3
Other non-current assets at 8/31/17 (3)	140.2	94.5	429.7	664.4	68.0	732.4
Three months ended August 31, 2016
Revenues	$137.8	$55.2	$—	$193.0	$89.7	$282.7
Bad debt	1.3	(0.1)	—	1.2	1.7	2.9
Depreciation and amortization (2)	5.6	2.0	5.7	13.3	2.0	15.3
Segment operating income (loss)	(36.2)	(4.4)	(26.1)	(66.7)	4.2	(62.5)
Segment assets at 8/31/16	534.5	167.1	807.2	1,508.8	265.9	1,774.7
Goodwill at 8/31/16	40.9	65.4	—	106.3	10.0	116.3
Expenditures for other non-current assets (3)	25.9	2.6	8.5	37.0	2.8	39.8
Other non-current assets at 8/31/16 (3)	144.6	83.1	382.1	609.8	65.1	$674.9

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

(3)
Other non-current assets include property, plant and equipment, prepublication, production, royalty advances, goodwill, intangible assets and investments. Expenditures for other non-current assets for the International reportable segment include expenditures for long-lived assets of $1.3 and $1.3 for the three months ended August 31, 2017 and August 31, 2016, respectively. Other non-current assets for the International reportable segment include long-lived assets of $33.9 and $34.2 as of August 31, 2017 and August 31, 2016, respectively.

4. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	August 31, 2017	May 31, 2017	August 31, 2016
Revolving Loan (interest rates of n/a)	$—	$—	$—
Unsecured short term lines of credit (weighted average interest rates of 3.8%, 4.1% and 4.1%, respectively)	12.0	6.2	12.1
Total debt	$12.0	$6.2	$12.1

The fair value of the Company's debt approximates the carrying value for all periods presented. The Company's debt obligations as of August 31, 2017, have maturities of one year or less.

Loan Agreement

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

As of August 31, 2017, the indicated spread on Base Rate Advances was 0.175% and the indicated spread on Eurodollar Advances was 1.175%, both based on the Company’s prevailing consolidated debt to total capital ratio.
The Loan Agreement also provides for the payment of a facility fee in respect of the aggregate amount of revolving credit commitments ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At August 31, 2017, the facility fee rate was 0.20%.
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

As of August 31, 2017, the Company had no outstanding borrowings under the Loan Agreement. At August 31, 2017, the Company had open standby letters of credit totaling $5.3 issued under certain credit lines, including $0.4 under the Loan Agreement and $4.9 under the domestic credit lines discussed below.

The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at August 31, 2017, the Company was in compliance with these covenants.

Lines of Credit

As of August 31, 2017, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $25.0. There were no outstanding borrowings under these credit lines as of August 31, 2017, May 31, 2017 or August 31, 2016. As of August 31, 2017, availability under these unsecured money market bid rate credit lines totaled $20.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of August 31, 2017, the Company had equivalent various local currency credit lines totaling $24.2 underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

under these facilities were equivalent to $12.0, at August 31, 2017 at a weighted average interest rate of 3.8%, $6.2 at May 31, 2017 at a weighted average interest rate of 4.1% and $12.1 at August 31, 2016 at a weighted average interest rate of 4.1%. As of August 31, 2017, the equivalent amounts available under these facilities totaled $12.2. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

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

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended
	August 31,	August 31,
	2017	2016
Earnings (loss) from continuing operations attributable to Class A and Common Shares	$(63.7)	$(39.5)
Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	—	(0.1)
Net income (loss) attributable to Class A and Common Shares	$(63.7)	$(39.6)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	35.2	34.4
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	*	*
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	*	*
Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(1.81)	$(1.15)
Earnings (loss) from discontinued operations, net of tax	$—	$(0.00)
Net income (loss)	$(1.81)	$(1.15)
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(1.81)	$(1.15)
Earnings (loss) from discontinued operations, net of tax	$—	$(0.00)
Net income (loss)	$(1.81)	$(1.15)

* In each of the three month periods ended August 31, 2017 and 2016, the Company experienced a loss from continuing operations and therefore did not report any dilutive share impact.

The following table sets forth Options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	August 31, 2017	August 31, 2016
Options outstanding pursuant to stock-based compensation plans (in millions)	2.6	2.8

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

In a period in which the Company reports a discontinued operation, Earnings (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive. There were 0.4 million potentially anti-dilutive shares outstanding pursuant to compensation plans as of August 31, 2017.

A portion of the Company’s Restricted Stock Units ("RSUs") which are granted to employees participate in earnings through cumulative dividends payable to the employees upon vesting of the RSUs. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method. Since, under the Two-class method, losses are not allocated to the participating securities, in periods of loss the Two-class method is not applicable.

As of August 31, 2017, $33.9 remained available for future purchases of common shares under the current repurchase authorization of the Board of Directors (the "Board"). See Note 11, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

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

The following table summarizes the activity in Goodwill for the periods indicated:

	Three months ended August 31, 2017	Twelve months ended May 31, 2017	Three months ended August 31, 2016
Beginning balance	$118.9	$116.2	$116.2
Additions	—	2.8	—
Foreign currency translation	0.3	(0.1)	0.1
Total goodwill	$119.2	$118.9	$116.3

Accumulated goodwill impairment losses totaled $39.6 as of August 31, 2017, May 31, 2017 and August 31, 2016. There were no goodwill impairment losses during the three months ended August 31, 2017 and August 31, 2016.

The following table summarizes the activity in other intangibles included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets for the periods indicated:

	Three months ended August 31, 2017	Twelve months ended May 31, 2017	Three months ended August 31, 2016
Beginning balance other intangibles subject to amortization	$9.0	$4.7	$4.7
Additions	0.1	7.0	0.2
Amortization expense	(0.5)	(2.5)	(0.6)
Foreign currency translation	0.0	(0.2)	(0.1)
Total other intangibles subject to amortization, net of accumulated amortization of $22.5, $22.0 and $20.1, respectively	$8.6	$9.0	$4.2
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$10.7	$11.1	$6.3

In the first quarter of fiscal 2018, the Company purchased a U.S. based book fair business resulting in the recognition of $0.1 of amortizable intangible assets.

Intangible assets with definite lives consist principally of customer lists, intellectual property rights and other agreements. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

average remaining useful lives of all amortizable intangible assets is approximately 4.5 years. Intangible assets with indefinite lives consist principally of trademark and trademark rights.

8. INVESTMENTS

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $28.7, $28.6 and $25.5 at August 31, 2017, May 31, 2017 and August 31, 2016, respectively.

The Company's 48.5% equity interest in Make Believe Ideas Limited (MBI), a UK-based children's book publishing company, is accounted for using the equity method of accounting. Under the purchase agreement, and subject to its provisions, the Company will likely purchase the remaining outstanding shares in MBI following the completion of MBI's accounts for the calendar year 2018. The net carrying value of this investment was $9.3, $8.6 and $7.8 at August 31, 2017, May 31, 2017 and August 31, 2016, respectively. Equity method income from this investment is reported in the International segment.

The Company’s 26.2% non-controlling interest in a separate children’s book publishing business located in the UK is accounted for using the equity method of accounting. The net carrying value of this investment was $19.4, $20.0 and $17.7 at August 31, 2017, May 31, 2017 and August 31, 2016, respectively. Equity method income from this investment is reported in the International segment.

The Company has other equity and cost method investments that had a net carrying value of less than $0.1, less than $0.1 and less than $0.1 at August 31, 2017, May 31, 2017 and August 31, 2016, respectively.

Income from equity investments reported in "Selling, general and administrative expenses" in the condensed consolidated statements of operations totaled $1.2 and $1.8 for the three months ended August 31, 2017 and August 31, 2016, respectively.

9. EMPLOYEE BENEFIT PLANS

The following table sets forth components of the net periodic (benefit) cost for the periods indicated under the Company’s cash balance retirement plan for its United States employees meeting certain eligibility requirements (the “U.S. Pension Plan”) and the defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom (the “UK Pension Plan” and, together with the U.S. Pension Plan, the “Pension Plans”). Also included are the post-retirement benefits, consisting of certain healthcare and life insurance benefits provided by the Company to its eligible retired United States-based employees (the “Post-Retirement Benefits”). The Pension Plans and Post-Retirement Benefits include participants associated with both continuing operations and discontinued operations.

	U.S. Pension Plan		UK Pension Plan		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
	August 31,	August 31,	August 31,	August 31,	August 31,	August 31,
	2017	2016	2017	2016	2017	2016
Components of net periodic (benefit) cost:
Service cost	$—	$—	$—	$—	$0.0	$0.0
Interest cost	0.7	0.8	0.3	0.3	0.3	0.3
Expected return on assets	(1.5)	(1.5)	(0.3)	(0.3)	—	—
Amortization of (gain) loss	0.3	0.2	0.3	0.2	0.0	0.6
Net periodic (benefit) cost	$(0.5)	$(0.5)	$0.3	$0.2	$0.3	$0.9

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the three months ended August 31, 2017, the Company made no contribution to the U.S. Pension Plan and contributed $0.3 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.1 to the UK Pension Plan for the fiscal year ending May 31, 2018.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

In the current fiscal year, the U.S. Pension Plan's funding status is sufficient to allow participants to receive "lump sum" payments at the participant's request. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation when paid. If these requests exceed $3.0 in the current fiscal year, the Company will recognize a settlement charge related to net unrecognized pension benefit costs in respect of the lump sum benefit payments made. For the three months ended August 31, 2017, the Company made $0.6 of lump sum benefit payments to vested plan participants.

On July 20, 2016, the Board approved the termination of the U.S. Pension Plan (the "Expected Termination"), in which all benefit accruals were previously frozen as of June 1, 2009. Based on the U.S. Pension Plan’s current funded status and the frozen benefit, it was determined that the on-going costs of maintaining the U.S. Pension Plan were growing at a greater rate than the benefit delivered to the Company’s employees and former employees. An application was filed and has been approved by the IRS for an advance determination as to whether the U.S. Pension Plan met the qualification requirements of Internal Revenue Code section 401(a). The assets of the U.S. Pension Plan will be distributed either via a lump sum payment to each eligible active and deferred vested participant or to another qualified retirement plan designated by the participant, or via an annuity contract underwritten by a highly rated insurance company. All participants currently receiving a periodic benefit will continue to receive their benefit payments without disruption.

At May 31, 2017, the Expected Termination was considered imminent and it is likely to occur during fiscal 2018. As such, the actuarial assumptions were updated based on the short-term nature of the U.S. Pension Plan. A short-term expected rate of return on plan assets was used rather than a long-term return for the plan, as the assets are expected to be distributed within the current fiscal year. The pension benefit obligation for the plan included estimates for the anticipated amount of lump sum payments to be distributed in fiscal 2018 as well as estimates for insurance company pricing on the portion of the obligation not distributed through lump sum payments. Therefore the U.S. pension benefit obligation measured as of May 31, 2017 included an estimate for the expected fair value of annuity contracts in addition to the obligation derived from actuarial assumptions. As indicated above, the Company expects that completion of the process for terminating the U.S. Pension Plan will take place in fiscal 2018.

10. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended
	August 31,	August 31,
	2017	2016
Stock option expense	$0.8	$0.8
Restricted stock unit expense	0.6	0.7
Management stock purchase plan	0.0	0.0
Employee stock purchase plan	0.1	0.1
Total stock-based compensation expense	$1.5	$1.6

The following table sets forth Common Stock issued pursuant to stock-based compensation plans as of the dates indicated:

	Three months ended
	August 31,	August 31,
	2017	2016
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.1	0.2

11. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The table below represents the current Board authorization:

Amount
July 2015	50.0
Less repurchases made under the authorization as of August 31, 2017	(16.1)
Remaining Board authorization at August 31, 2017	$33.9

On July 22, 2015, the Board authorized $50.0 for the share buy-back program, to be funded with available cash. Repurchases of Common Stock were $4.7 during the three months ended August 31, 2017. The Company’s repurchase program may be suspended at any time without prior notice.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	Three months ended August 31, 2017
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance	$(45.3)	$(48.9)	$(94.2)
Other comprehensive income (loss) before reclassifications	3.7	—	3.7
Less: amount reclassified from Accumulated other comprehensive income (loss)	—	0.5	0.5
Other comprehensive income (loss)	3.7	0.5	4.2
Ending balance	$(41.6)	$(48.4)	$(90.0)

	Three months ended August 31, 2016
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance	$(40.0)	$(46.7)	$(86.7)
Other comprehensive income (loss) before reclassifications	(1.9)	—	(1.9)
Less: amount reclassified from Accumulated other comprehensive income (loss)	—	0.7	0.7
Other comprehensive income (loss)	(1.9)	0.7	(1.2)
Ending balance	$(41.9)	$(46.0)	$(87.9)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Affected line items in the condensed consolidated statements of operations
	August 31,	August 31,
	2017	2016
Employee benefit plans:
Amortization of unrecognized gain (loss) included in net periodic benefit (cost)	$0.6	$1.0	Other components of net periodic benefit (cost)
Less: Tax effect	(0.1)	(0.3)	Income tax expense (benefit)
Total expense, net of tax	$0.5	$0.7

13. FAIR VALUE MEASUREMENTS

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

The Company’s annual effective tax rate, exclusive of discrete items, unbenefitted foreign losses, and release of associated valuation allowances, used to calculate the interim tax provision is expected to be approximately 39.6%. The interim effective tax rate, inclusive of discrete items, was 37.3% for the three month period ended August 31, 2017.

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities.

Non-income Taxes

The Company is subject to tax examinations for sales-based taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. The Company assesses sales tax contingencies for each jurisdiction in which it operates, considering all relevant facts including statutes, regulations, case law and experience. When a sales tax liability with respect to a particular jurisdiction is probable and can be reliably estimated for such jurisdiction, the Company has made accruals for these matters which are reflected in the Company’s condensed consolidated financial statements in Selling, general and administrative expenses. Future developments relating to the foregoing could result in adjustments being made to these accruals.

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

15. DERIVATIVES AND HEDGING

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies and certain future commitments for foreign expenditures. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses in the condensed consolidated statements of operations, and it recognizes the unrealized gain or loss in other current assets or current liabilities. The notional values of the contracts as of August 31, 2017 and August 31, 2016 were $36.5 and $30.8, respectively. Unrealized losses of $1.2 and $0.8 were recognized at August 31, 2017 and August 31, 2016, respectively, for the three month periods then ended.

16. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following as of the dates indicated:

	August 31, 2017	May 31, 2017	August 31, 2016
Accrued payroll, payroll taxes and benefits	$46.3	$48.5	$42.9
Accrued bonus and commissions	13.3	33.8	13.1
Accrued other taxes	21.5	26.1	25.4
Accrued advertising and promotions	31.9	34.9	31.9
Accrued insurance	7.5	7.6	8.0
Other accrued expenses	32.8	27.1	30.3
Total accrued expenses	$153.3	$178.0	$151.6

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

17. SUBSEQUENT EVENTS

The Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the second quarter of fiscal 2018. The dividend is payable on December 15, 2017 to shareholders of record as of the close of business on October 31, 2017.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenues from continuing operations in the quarter ended August 31, 2017 were $189.2 million, compared to $282.7 million in the prior fiscal year quarter, a decrease of $93.5 million. The Company reported a net loss per basic and diluted share of $1.81 in the first quarter of fiscal 2017, compared to a net loss per basic and diluted share of $1.15 in the prior fiscal year quarter, which reflects both continuing and discontinued operations.

The Company expected revenue declines in the first quarter of fiscal 2018, particularly in the Children's Book Publishing and Distribution and International segments, following the July 2016 publication of Harry Potter and the Cursed Child: Parts One and Two, the best-selling book last fiscal year. While sales in the Education segment were lower in the current fiscal quarter based on timing, the Company expects to meet the revenue plan for the education business for the fiscal year. Since its release on August 29, 2017, Dave Pilkey's Dog Man: A Tale of Two Kitties has been the top seller of all books in the U.S. and Canada. Strong children's titles also include: I Survived the American Revolution, 1776; The Bad Guys in Attack of the Zittens; and the new paperback edition of Harry Potter and the Cursed Child: Parts One and Two.

As we look forward to the Company's 100th anniversary of producing great content, the Company has initiated the Scholastic 2020 plan, which is designed to grow operating profits over the next three fiscal years. Scholastic 2020 is a performance management structure that will leverage ongoing strategic technology investments to provide more comprehensive customer data to improve sales and marketing efficiency, as well as better information in manufacturing, inventory management, supply chain and transportation areas of the business to drive process improvements and reduce distribution costs. To that end, the Company expects improved financial information with the deployment of a new Oracle ERP and through the implementation of an Oracle Transportation Management System, both occurring over the course of the fiscal year. The Company is expecting to introduce a new CRM system in June 2018, which will drive improvements in marketing of school-based businesses. Scholastic 2020 provides a framework for identifying and scheduling the specific tasks needed each week, month and quarter to reach the goals for improved profitability over the next three fiscal years.

Results of Operations – Consolidated

Revenues for the quarter ended August 31, 2017 decreased to $189.2 million, compared to $282.7 million in the prior fiscal year quarter. The Children's Book Publishing and Distribution segment revenues decreased $71.0 million, primarily driven by lower sales of Harry Potter themed titles due to the prior year's success of Harry Potter and the Cursed Child: Parts One and Two. The Education segment revenues decreased $10.2 million, primarily driven by lower sales of curriculum publishing products. In local currency, the International segment revenues decreased $12.9 million, primarily driven by lower sales of Harry Potter themed titles in Canada and certain export trade channels when compared to the success of Harry Potter and the Cursed Child: Parts One and Two in the prior fiscal year quarter. International revenues were also impacted by favorable foreign exchange translation of $0.6 million.

Components of Cost of goods sold for the three months ended August 31, 2017 and August 31, 2016 are as follows:

	Three months ended
	August 31,		August 31,
	2017		2016
($ amounts in millions)	$	% of Revenue	$	% of Revenue
Product, service and production costs	$51.5	27.2%	$71.2	25.2%
Royalty costs	18.1	9.6%	50.7	17.9%
Prepublication and production amortization	5.5	2.9%	5.7	2.0%
Postage, freight, shipping, fulfillment and other	40.5	21.4%	42.1	14.9%
Total	$115.6	61.1%	$169.7	60.0%

Cost of goods sold as a percentage of revenue for the quarter ended August 31, 2017 increased to 61.1%, compared to 60.0% in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

revenue was primarily due to the unfavorable impact lower revenues had on fixed costs, partially offset by lower royalty costs associated with the decrease in sales of Harry Potter themed titles.

Selling, general and administrative expenses in the quarter ended August 31, 2017 decreased to $158.8 million, compared to $166.0 million in the prior fiscal year quarter. The decrease in expense was primarily related to lower employee-related expenses due in part to lower medical claims experience and a decrease in promotional spending, partially offset by $1.6 million in higher severance expenses related to cost saving initiatives.

Depreciation and amortization expenses in the quarter ended August 31, 2017 increased to $9.9 million, compared to $9.5 million in the prior fiscal year quarter. The increase was primarily attributable to additional capitalized strategic technology assets placed into service during the first quarter of fiscal 2018 resulting in additional depreciation expense.

Net interest income in the quarter ended August 31, 2017 increased to $0.3 million, compared to net interest expense of $0.3 million in the prior fiscal year quarter. The $0.6 million increase was primarily driven by higher interest income associated with the Company's cash and cash equivalents balance while interest expense remained relatively flat due to the absence of long-term debt.

The Company’s effective tax rate for the first quarter of fiscal 2018 was 37.3%, compared to 37.7% in the prior fiscal year quarter. For the full year, the Company expects an effective tax rate, inclusive of discrete items, of approximately 40.4%.

Loss from continuing operations for the quarter ended August 31, 2017 increased by $24.2 million to $63.7 million, compared to a loss of $39.5 million in the prior fiscal year quarter. Loss from continuing operations per basic and diluted share of Class A Stock and Common Stock was $1.81 in the quarter ended August 31, 2017, compared to $1.15 in the prior fiscal year quarter.

Net loss for the quarter ended August 31, 2017 increased by $24.1 million to $63.7 million, compared to $39.6 million in the prior fiscal year quarter. Net loss per basic and diluted share of Class A Stock and Common Stock was $1.81 in the quarter ended August 31, 2017, compared to $1.15 in the prior fiscal year quarter.

Results of Continuing Operations

Children’s Book Publishing and Distribution

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2017	2016	change	change
Revenues	$66.8	$137.8	$(71.0)	-51.5%
Cost of goods sold	43.2	87.1	(43.9)	-50.4%
Other operating expenses*	82.5	86.9	(4.4)	-5.1%
Operating income (loss)	$(58.9)	$(36.2)	$(22.7)
Operating margin	—%	—%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2017 decreased to $66.8 million, compared to $137.8 million in the prior fiscal year quarter. Trade channel revenues decreased $70.2 million, primarily driven by lower sales of Harry Potter themed titles due to the prior year's success of Harry Potter and the Cursed Child: Parts One and Two, partially offset by an increase in sales from successful titles such as: Dog Man: A Tale of Two Kitties, I Survived the American Revolution, 1776; The Bad Guys in Attack of the Zittens; and Refugee by Alan Gratz. Revenues from the book club and book fairs channels were relatively flat, decreasing $0.8 million when compared to the prior fiscal year quarter. Revenues from these channels generally are not significant in the first quarter as most schools are not in session.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Cost of goods sold for the quarter ended August 31, 2017 was $43.2 million, or 65% of revenues, compared to $87.1 million, or 63% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percent of revenues was due to the unfavorable impact lower revenues had on fixed costs, partially offset by lower royalty costs associated with the decrease in sales of Harry Potter themed titles.

Other operating expenses for the quarter ended August 31, 2017 decreased to $82.5 million, compared to $86.9 million in the prior fiscal year quarter. The decrease in expense was primarily related to lower employee-related expenses due in part to lower medical claims experience and a decrease in promotional spending, partially offset by the impact of the wage improvement program for employees in the U.S. distribution centers.

Segment operating loss for the quarter ended August 31, 2017 increased to $58.9 million, compared to $36.2 million in the prior fiscal year quarter. This was primarily driven by the lower sales in the trade channel. The segment generally experiences a loss in the first quarter of the fiscal year as the school channels are incurring expenses for the upcoming school year, but do not yet have significant revenues.

Education

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2017	2016	change	change
Revenues	$45.0	$55.2	$(10.2)	-18.5%
Cost of goods sold	18.9	21.9	(3.0)	-13.7%
Other operating expenses*	38.6	37.7	0.9	2.4%
Operating income (loss)	$(12.5)	$(4.4)	$(8.1)
Operating margin	—%	—%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2017 decreased to $45.0 million, compared to $55.2 million in the prior fiscal year quarter. $9.0 million of the decrease was primarily the result of the timing of orders for customized curriculum product, partially offset by higher sales in professional learning products and services. In addition, the magazine channel revenues decreased $1.2 million due to the absence of U.S. presidential election related materials in fiscal 2018.

Cost of goods sold for the quarter ended August 31, 2017 was $18.9 million, or 42% of revenues, compared to $21.9 million, or 40% of revenues, in the prior fiscal year quarter. The increase in costs of goods sold as a percentage of revenues was primarily driven by the absence of sales of the U.S. presidential election materials which typically carry favorable margins coupled with the impact lower overall revenues have on fixed costs.

Other operating expenses increased to $38.6 million for the quarter ended August 31, 2017, compared to $37.7 million in the prior fiscal year quarter. The increase was mainly attributable to higher employee-related expenses due in part to the impact of the wage improvement program for employees in the U.S. distribution centers and higher employee expenses for the expansion of the sales and marketing organizations supporting curriculum publishing.

Segment operating loss in the quarter ended August 31, 2017 increased by $8.1 million compared to the prior fiscal year quarter. This was primarily driven by the decrease in sales and higher employee-related expenses.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

International

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2017	2016	change	change
Revenues	$77.4	$89.7	$(12.3)	-13.7%
Cost of goods sold	40.3	47.9	(7.6)	-15.9%
Other operating expenses*	39.9	37.6	2.3	6.1%
Operating income (loss)	$(2.8)	$4.2	$(7.0)
Operating margin	—%	4.7%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended August 31, 2017 decreased to $77.4 million, compared to $89.7 million in the prior fiscal year quarter. Total local currency revenues across the Company's foreign operations decreased by $12.9 million when compared to the prior fiscal year quarter. Local currency revenues from Canada decreased $7.6 million primarily driven by lower sales of Harry Potter themed titles due to the success of Harry Potter and the Cursed Child: Parts One and Two in the prior fiscal year quarter. Local currency revenues from the Company's Asia operations coupled with the export and foreign rights channels decreased $4.4 million primarily due a decline in certain export trade sales also driven by the prior year's success of Harry Potter themed titles. Local currency revenues from Australia and New Zealand decreased $1.7 million, primarily due to lower software distribution revenues of $2.2 million as the Company exited this low margin business in Australia. This was partially offset by higher revenues in the Australia and New Zealand book club channels. Local currency revenues from the UK increased $0.8 million, primarily due to an increase in revenues driven by licensed product. Total revenues for the segment were also impacted by $0.6 million in favorable foreign exchange translation.

Cost of goods sold for the quarter ended August 31, 2017 was $40.3 million, or 52% of revenues, compared to $47.9 million, or 53% of revenues, in the prior fiscal year quarter. Cost of goods sold as a percentage of revenues decreased primarily due to Australia's exit of the low margin software distribution business.

Other operating expenses for the quarter ended August 31, 2017 were $39.9 million, compared to $37.6 million in the prior fiscal year quarter. In local currencies, Other operating expenses increased by $0.4 million.
The local currency increase was primarily related to unfavorable changes in certain non-controlling equity interests.

Segment operating loss for the quarter ended August 31, 2017 increased by $7.0 million, compared to segment operating income of $4.2 million in the prior fiscal year quarter. This was primarily driven by lower sales.

Overhead

Unallocated overhead expense for the quarter ended August 31, 2017 increased by $1.5 million to $27.6 million, from $26.1 million in the prior fiscal year quarter. The increase was primarily related to a $6.7 million impairment charge related to the abandonment of legacy building improvements in connection with the Company's renovation of its headquarters in New York City and higher severance expense related to cost saving initiatives of $1.6 million. The increase was partially offset by lower employee-related expenses due in part to lower medical claims experience and lower unallocated expenses related to the strategic technology platforms for new enterprise-wide customer and content management systems, the migration to SaaS and cloud-based technology solutions and improvements to company websites. As these strategic projects progress the related operating expenses will be allocated to the various divisions of the Company resulting in a decrease in expenses within the Overhead segment.

The Company expects costs associated with its strategic technology initiatives to continue into future fiscal periods as well as the incurrence of additional impairment charges related to the renovation of the Company's

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

headquarters location in New York City as upcoming phases of the renovation project result in the abandonment of additional legacy building improvements.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $311.9 million at August 31, 2017, $444.1 million at May 31, 2017 and $287.6 million at August 31, 2016. Cash and cash equivalents held by the Company’s U.S. operations totaled $297.2 million at August 31, 2017, $430.5 million at May 31, 2017 and $273.1 million at August 31, 2016.

Cash used in operating activities was $92.4 million for the three months ended August 31, 2017, compared to cash used in operating activities of $105.5 million for the prior fiscal year period, representing a decrease in cash used in operating activities of $13.1 million. The decrease in cash used was primarily due to favorable changes in operating assets and liabilities of $30.4 million, primarily driven by increased accounts receivable collections partially offset by higher royalty payments, which were both due to the higher sales in the prior fiscal year quarter. The favorable changes in operating assets and liabilities were partially offset by the increase in the loss from operations driven by the decline in revenues from Harry Potter themed titles compared to the prior fiscal year quarter.

Cash used in investing activities was $38.8 million for the three months ended August 31, 2017, compared to cash used in investing activities of $12.4 million in the prior fiscal year period, representing higher cash used in investing activities of $26.4 million. Higher capital spending in the period ended August 31, 2017 resulted in a use of cash of $22.5 million due to increased spending for strategic technology initiatives and the investment plan to create premium retail space and modernize the Company's headquarters office space. This trend is expected to continue for the current and future fiscal year periods. In addition, the prior fiscal year quarter included $4.9 million of cash released from the escrow established in connection with the sale of the Company's educational technology and services business.

Cash used in financing activities was $1.3 million for the three months ended August 31, 2017, compared to cash provided by financing activities of $5.8 million for the prior fiscal year period, representing an increase in cash used in financing activities of $7.1 million. The increase was primarily driven by an increase in common stock repurchases of $4.2 million and the Company receiving lower proceeds pursuant to employee stock plans of $2.4 million.

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

As described in Item 1A Risk Factors in the Annual Report on Form 10-K for the fiscal year ended May 31, 2017, certain activities of the Company are subject to weather risks, which could disrupt operations or otherwise adversely affect the Company's financial performance. The Company is currently evaluating the impact hurricanes Harvey and Irma could have on the Company's operations in the Houston and Florida regions. Damage to the Company's facilities and other assets in those regions appears to be minimal based on available information; however, the severe weather will likely result in school and retail store closings that could impact sales of the Company's products to the extent book club offers may be affected or book fair events are not rescheduled (or the timing of revenues due to rescheduling), as well as a loss of sales resulting from retail store

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

closings. However, the Company does not anticipate a financial loss that would have a significant impact to the liquidity of its ongoing operations.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including pension contributions, dividends, currently authorized common share repurchases, debt service, planned capital expenditures and other investments. As of August 31, 2017, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $311.9 million, cash from operations, and funding available under the Revolving Loan totaling approximately $375.0 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Additionally, the Company has short-term credit facilities of $49.2 million, less current borrowings of $12.0 million and commitments of $4.9 million, resulting in $32.3 million of current availability at August 31, 2017. Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

Financing

The Company is party to the Loan Agreement and certain credit lines with various banks as described in Note 4 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements.” There were no outstanding borrowings under the Loan Agreement as of August 31, 2017.

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of August 31, 2017. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of August 31, 2017:

($ amounts in millions)	Fiscal Year Maturity
	2018 (1)	2019	2020	2021	2022	Thereafter	Total	Fair Value @ 08/31/2017
Debt Obligations
Lines of Credit and current portion of long-term debt	$12.0	$—	$—	$—	$—	$—	$12.0	$12.0
Average interest rate	3.8%	—	—	—	—	—

(1)	Fiscal 2018 includes the remaining nine months of the current fiscal year ending May 31, 2018.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of August 31, 2017, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended August 31, 2017:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
June 1, 2017 through June 30, 2017	—	$—	—	$38.6
July 1, 2017 through July 31, 2017	5,000	$41.00	5,000	$38.4
August 1, 2017 through August 31, 2017	114,446	$39.05	114,446	$33.9
Total	119,446	$39.13	119,446	$33.9

(i) Represents the remaining amount under the current $50 million Board authorization for Common share repurchases announced on July 22, 2015, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions.

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.1	Scholastic Corporation 2017 Outside Directors Stock Incentive Plan.

10.2	Form of Non-Qualified Stock Option Agreement under the Scholastic Corporation 2017 Outside Directors Stock Incentive Plan.

10.3	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2017 Outside Directors Stock Incentive Plan.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED AUGUST 31, 2017
Exhibits Index

Exhibit Number	Description of Document

** 10.1	Scholastic Corporation 2017 Outside Directors Stock Incentive Plan.

** 10.2	Form of Non-Qualified Stock Option Agreement under the Scholastic Corporation 2017 Outside Directors Stock Incentive Plan.

** 10.3	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2017 Outside Directors Stock Incentive Plan.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Document *

101.DEF	XBRL Taxonomy Extension Definitions Document *

101.LAB	XBRL Taxonomy Extension Labels Document *

101.PRE	XBRL Taxonomy Extension Presentation Document *

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

SCHOLASTIC CORPORATION
(Registrant)

Date: September 21, 2017	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board, President and Chief Executive Officer

Date: September 21, 2017	By:	/s/ Maureen O’Connell

Maureen O’Connell
Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)