Form 10-Q
period 2017-11-30
SCHOLASTIC CORP
filed 2017-12-15
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2017	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of November 30, 2017

Common Stock, $.01 par value	33,240,924
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended		Six months ended
	November 30,		November 30,
	2017	2016	2017	2016
Revenues	$598.3	$623.1	$787.5	$905.8
Operating costs and expenses:
Cost of goods sold	253.6	271.3	369.2	441.0
Selling, general and administrative expenses	227.0	230.1	385.8	396.1
Depreciation and amortization	10.5	9.6	20.4	19.1
Asset impairments	—	—	6.7	—
Total operating costs and expenses	491.1	511.0	782.1	856.2
Operating income (loss)	107.2	112.1	5.4	49.6
Interest income (expense), net	0.0	(0.4)	0.3	(0.7)
Other components of net periodic benefit (cost)	(15.5)	(0.7)	(15.6)	(1.3)
Earnings (loss) from continuing operations before income taxes	91.7	111.0	(9.9)	47.6
Provision (benefit) for income taxes	34.6	43.1	(3.3)	19.2
Earnings (loss) from continuing operations	57.1	67.9	(6.6)	28.4
Earnings (loss) from discontinued operations, net of tax	—	0.0	—	(0.1)
Net income (loss)	$57.1	$67.9	$(6.6)	$28.3
Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic:
Earnings (loss) from continuing operations	$1.63	$1.96	$(0.19)	$0.82
Earnings (loss) from discontinued operations, net of tax	$—	$0.00	$—	$(0.00)
Net income (loss)	$1.63	$1.96	$(0.19)	$0.82
Diluted:
Earnings (loss) from continuing operations	$1.60	$1.92	$(0.19)	$0.81
Earnings (loss) from discontinued operations, net of tax	$—	$0.00	$—	$(0.01)
Net income (loss)	$1.60	$1.92	$(0.19)	$0.80
Dividends declared per Class A and Common Share	$0.15	$0.15	$0.30	$0.30

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended		Six months ended
	November 30,		November 30,
	2017	2016	2017	2016
Net income (loss)	$57.1	$67.9	$(6.6)	$28.3
Other comprehensive income (loss), net:
Foreign currency translation adjustments	0.1	(5.1)	3.8	(7.0)
Pension and post-retirement adjustments (net of tax)	9.0	0.7	9.5	1.4
Total other comprehensive income (loss)	$9.1	$(4.4)	$13.3	$(5.6)
Comprehensive income (loss)	$66.2	$63.5	$6.7	$22.7

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	November 30, 2017	May 31, 2017	November 30, 2016
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$387.8	$444.1	$442.9
Accounts receivable, net	262.4	199.2	281.6
Inventories, net	355.7	282.5	348.3
Prepaid expenses and other current assets	69.2	44.3	59.8
Current assets of discontinued operations	—	0.4	0.4
Total current assets	1,075.1	970.5	1,133.0
Property, plant and equipment, net	514.0	475.3	446.1
Prepublication costs, net	46.5	43.3	42.7
Royalty advances, net	46.5	41.8	43.0
Goodwill	119.1	118.9	116.2
Noncurrent deferred income taxes	47.6	53.7	69.0
Other assets and deferred charges	59.5	56.9	57.5
Total noncurrent assets	833.2	789.9	774.5
Total assets	$1,908.3	$1,760.4	$1,907.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$11.3	$6.2	$7.3
Accounts payable	222.1	141.2	216.4
Accrued royalties	46.9	34.2	71.4
Deferred revenue	82.0	24.2	81.9
Other accrued expenses	173.7	178.0	178.3
Accrued income taxes	2.5	2.8	4.0
Current liabilities of discontinued operations	—	0.5	0.1
Total current liabilities	538.5	387.1	559.4
Noncurrent Liabilities:
Other noncurrent liabilities	67.1	65.4	72.9
Total noncurrent liabilities	67.1	65.4	72.9

Commitments and Contingencies (see Note 5)	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $0.01 par value	0.0	0.0	0.0
Common Stock, $0.01 par value	0.4	0.4	0.4
Additional paid-in capital	612.3	606.8	602.1
Accumulated other comprehensive income (loss)	(80.9)	(94.2)	(92.3)
Retained earnings	1,074.1	1,091.2	1,077.7
Treasury stock at cost	(303.2)	(296.3)	(312.7)
Total stockholders’ equity	1,302.7	1,307.9	1,275.2
Total liabilities and stockholders’ equity	$1,908.3	$1,760.4	$1,907.5

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Six months ended
	November 30,
	2017	2016
Cash flows - operating activities:
Net income (loss)	(6.6)	28.3
Earnings (loss) from discontinued operations, net of tax	—	(0.1)
Earnings (loss) from continuing operations	(6.6)	28.4
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	6.2	7.7
Provision for losses on inventory	7.2	7.4
Provision for losses on royalty advances	2.2	2.2
Amortization of prepublication and production costs	10.9	11.7
Depreciation and amortization	20.5	19.3
Non-cash settlement of pension	15.4	—
Amortization of pension and post-retirement actuarial gains and losses	1.2	2.1
Deferred income taxes	6.2	(0.6)
Stock-based compensation	7.5	7.1
Income from equity investments	(2.7)	(4.9)
Non cash write off related to asset impairments	6.7	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(67.9)	(96.6)
Inventories	(78.3)	(87.7)
Prepaid expenses and other current assets	(24.2)	4.3
Royalty advances	(6.7)	(1.6)
Accounts payable	71.2	76.1
Other accrued expenses	(4.4)	3.6
Accrued income taxes	(0.4)	2.5
Accrued royalties	12.0	40.4
Deferred revenue	57.5	58.5
Pension and post-retirement liabilities	(8.7)	(3.1)
Other noncurrent liabilities	1.9	(1.4)
Other, net	1.7	(0.1)
Total adjustments	35.0	46.9
Net cash provided by (used in) operating activities of continuing operations	28.4	75.3
Net cash provided by (used in) operating activities of discontinued operations	—	(1.1)
Net cash provided by (used in) operating activities	28.4	74.2

Cash flows - investing activities:
Prepublication and production expenditures	(14.7)	(13.0)
Additions to property, plant and equipment	(54.0)	(19.5)
Other investment and acquisition related payments	(0.2)	(0.4)
Net cash provided by (used in) investing activities of continuing operations	(68.9)	(32.9)
Changes in restricted cash held in escrow for discontinued assets	—	9.9
Net cash provided by (used in) investing activities	(68.9)	(23.0)

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Six months ended
	November 30,	November 30,
	2017	2016
Cash flows - financing activities:
Borrowings under lines of credit	38.5	24.8
Repayments of lines of credit	(32.4)	(22.6)
Repayment of capital lease obligations	(0.6)	(0.6)
Reacquisition of common stock	(13.3)	(6.0)
Proceeds pursuant to stock-based compensation plans	3.4	7.6
Payment of dividends	(10.6)	(10.4)
Other	(0.9)	(0.4)
Net cash provided by (used in) financing activities	(15.9)	(7.6)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.4)
Net increase (decrease) in cash and cash equivalents	(56.3)	43.2
Cash and cash equivalents at beginning of period	444.1	399.7
Cash and cash equivalents at end of period	$387.8	$442.9

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

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book fair and book club channels and most of its Education businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channel and classroom magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Trade sales can vary through the year due to varying release dates of published titles. The Company generally experiences a loss from operations in the first and third quarters of each fiscal year.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

New Accounting Pronouncements

Forthcoming Adoptions:

Topic 606, Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (the "FASB") announced that it is amending the FASB Accounting Standards Codification by issuing Accounting Standards Update (the "ASU") 2014-09, Topic 606, Revenue from Contracts with Customers (the "New Revenue Standard"). The amendments in this ASU provide a single model for use in accounting for revenue arising from contracts with customers and supersede current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the New Revenue Standard. In 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, and ASU 2016-12 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations and accounting for licenses of intellectual property. The amendments in this update are to be applied on a retrospective basis, either to each prior reporting period presented or by presenting the cumulative effect of applying the update recognized at the date of initial application.

The New Revenue Standard will be effective for the Company in the first quarter of fiscal 2019. The Company is evaluating the adoption methodology and the impact on its consolidated financial position, results of operations and cash flows, including assessing the impact of the guidance across all of its revenue streams. This includes a review of current accounting policies and practices to identify potential differences that would result from applying the guidance. While this evaluation is in progress, and the impact is not fully assessed, the Company believes this standard will result in changes relating to the reporting periods in which certain revenues associated with incentive programs within the Company's school channels are recognized.

2. DISCONTINUED OPERATIONS

The Company continuously evaluates its portfolio of businesses for both impairment and economic viability, as well as for possible strategic dispositions. The Company monitors the expected cash proceeds to be realized from the disposition of discontinued operations’ assets, and adjusts asset values accordingly.

During the three and six month periods ended November 30, 2017, the Company did not dispose of any new components of the business that would meet the criteria for discontinued operations reporting.

As of May 31, 2017 and November 30, 2016, assets and liabilities of discontinued operations, and losses from discontinued operations for the three and six month periods ended November 30, 2016 primarily related to insignificant continuing cash flows from passive activities.

3. SEGMENT INFORMATION

The Company categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution and Education, which comprise the Company's domestic operations; and International.

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

	Children’s Book Publishing & Distribution	Education	Overhead (1) (3)	Total Domestic	International	Total
Three months ended November 30, 2017
Revenues	$411.8	$70.9	$—	$482.7	$115.6	$598.3
Bad debt	2.2	1.1	—	3.3	1.0	4.3
Depreciation and amortization (2)	5.2	2.1	6.9	14.2	1.7	15.9
Segment operating income (loss)	115.1	3.8	(26.4)	92.5	14.7	107.2
Expenditures for other non-current assets (4)	17.8	5.0	17.9	40.7	2.9	43.6
Three months ended November 30, 2016
Revenues	$432.5	$71.1	$—	$503.6	$119.5	$623.1
Bad debt	1.9	0.6	—	2.5	2.3	4.8
Depreciation and amortization (2)	5.7	2.1	5.7	13.5	2.0	15.5
Segment operating income (loss)	121.1	8.7	(34.4)	95.4	16.7	112.1
Expenditures for other non-current assets (4)	11.4	2.4	6.1	19.9	3.2	23.1

	Children’s Book Publishing & Distribution	Education	Overhead (1) (3)	Total Domestic	International	Total
Six months ended November 30, 2017
Revenues	$478.6	$115.9	$—	$594.5	$193.0	$787.5
Bad debt expense	2.7	1.0	—	3.7	2.5	6.2
Depreciation and amortization (2)	10.4	4.3	13.2	27.9	3.4	31.3
Asset impairments	—	—	6.7	6.7	—	6.7
Segment operating income (loss)	56.2	(8.7)	(54.0)	(6.5)	11.9	5.4
Segment assets at November 30, 2017	544.2	183.4	906.9	1,634.5	273.8	1,908.3
Goodwill at November 30, 2017	40.9	68.2	—	109.1	10.0	119.1
Expenditures for other non-current assets (4)	27.7	7.5	48.7	83.9	5.0	88.9
Other non-current assets at November 30, 2017 (4)	145.1	97.0	456.2	698.3	70.4	768.7
Six months ended November 30, 2016
Revenues	$570.3	$126.3	$—	$696.6	$209.2	$905.8
Bad debt expense	3.2	0.5	—	3.7	4.0	7.7
Depreciation and amortization (2)	11.3	4.1	11.4	26.8	4.0	30.8
Segment operating income (loss)	84.9	4.3	(60.5)	28.7	20.9	49.6
Segment assets at November 30, 2016	552.1	164.5	918.5	1,635.1	272.0	1,907.1
Goodwill at November 30, 2016	40.9	65.4	—	106.3	9.9	116.2
Expenditures for other non-current assets (4)	37.3	5.0	14.6	56.9	6.0	62.9
Other non-current assets at November 30, 2016 (4)	142.4	83.0	389.5	614.9	66.3	681.2

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

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets and prepublication and production costs.

(3)	Includes a pre tax charge of $15.4 for a partial settlement of the Company's U.S Pension Plan for the three and six months ended November 30, 2017.

(4)
Other non-current assets include property, plant and equipment, prepublication, production, royalty advances, goodwill, intangible assets and investments. Expenditures for other non-current assets for the International reportable segment include expenditures for long-lived assets of $1.7 and $2.0 for the three months and $3.0 and $3.3 for the six months ended November 30, 2017 and November 30, 2016, respectively. Other non-current assets for the International reportable segment include long-lived assets of $33.4 and $33.3 as of November 30, 2017 and November 30, 2016, respectively.

4. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	November 30, 2017	May 31, 2017	November 30, 2016
Revolving Loan	$—	$—	$—
Unsecured short term lines of credit (weighted average interest rates of 3.8%, 4.1% and 4.1%, respectively)	11.3	6.2	7.3
Total debt	$11.3	$6.2	$7.3

The fair value of the Company's debt approximates the carrying value for all periods presented. The Company's debt obligations as of November 30, 2017, have maturities of one year or less.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

As of November 30, 2017, the indicated spread on Base Rate Advances was 0.175% and the indicated spread on Eurodollar Advances was 1.175%, both based on the Company’s prevailing consolidated debt to total capital ratio.
The Loan Agreement also provides for the payment of a facility fee in respect of the aggregate amount of revolving credit commitments ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At November 30, 2017, the facility fee rate was 0.20%.
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

As of November 30, 2017, the Company had no outstanding borrowings under the Loan Agreement. At November 30, 2017, the Company had open standby letters of credit totaling $5.3 issued under certain credit lines, including $0.4 under the Loan Agreement and $4.9 under the domestic credit lines discussed below.

The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at November 30, 2017, the Company was in compliance with these covenants.

Lines of Credit

As of November 30, 2017, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $25.0. There were no outstanding borrowings under these credit lines as of November 30, 2017, May 31, 2017 or November 30, 2016. As of November 30, 2017, availability under these unsecured money market bid rate credit lines totaled $20.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of November 30, 2017, the Company had equivalent various local currency credit lines totaling $30.9 underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were equivalent to $11.3, at November 30, 2017 at a weighted average interest rate of 3.8%, $6.2 at May 31, 2017 at a weighted average interest rate of 4.1% and $7.3 at November 30, 2016 at a weighted average interest rate of 4.1%. As of November 30, 2017, the equivalent amounts available under these facilities totaled $19.6. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended November 30,		Six months ended November 30,
	2017	2016	2017	2016
Earnings (loss) from continuing operations attributable to Class A and Common Shares	$57.0	$67.8	$(6.6)	$28.3
Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	—	0.0	—	(0.1)
Net income (loss) attributable to Class A and Common Shares	$57.0	$67.8	$(6.6)	$28.2
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	35.0	34.5	35.1	34.5
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.6	0.7	—	0.7
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	35.6	35.2	35.1	35.2
Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$1.63	$1.96	$(0.19)	$0.82
Earnings (loss) from discontinued operations, net of tax	$—	$0.00	$—	$(0.00)
Net income (loss)	$1.63	$1.96	$(0.19)	$0.82
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$1.60	$1.92	$(0.19)	$0.81
Earnings (loss) from discontinued operations, net of tax	$—	$0.00	$—	$(0.01)
Net income (loss)	$1.60	$1.92	$(0.19)	$0.80

The following table sets forth Options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	November 30, 2017	November 30, 2016
Options outstanding pursuant to stock-based compensation plans (in millions)	3.2	3.3

Earnings from continuing operations exclude earnings of $0.1 for the three months ended November 30, 2017, and $0.1 and $0.1 for the three and six months ended November 30, 2016, respectively, attributable to participating Restricted Stock Units (“RSUs”).

In a period in which the Company reports a discontinued operation, Earnings (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive. There were 0.4 million potentially anti-dilutive shares outstanding pursuant to compensation plans as of November 30, 2017.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

As of November 30, 2017, $25.3 remained available for future purchases of common shares under the current repurchase authorization of the Board of Directors (the "Board"). See Note 11, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

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

The following table summarizes the activity in Goodwill for the periods indicated:

	Six months ended November 30, 2017	Twelve months ended May 31, 2017	Six months ended November 30, 2016
Beginning balance	$118.9	$116.2	$116.2
Additions	—	2.8	—
Foreign currency translation	0.2	(0.1)	(0.0)
Total goodwill	$119.1	$118.9	$116.2

Accumulated goodwill impairment losses totaled $39.6 as of November 30, 2017, May 31, 2017 and November 30, 2016. There were no goodwill impairment losses during the six months ended November 30, 2017 and November 30, 2016.

The following table summarizes the activity in other intangibles included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets for the periods indicated:

	Six months ended November 30, 2017	Twelve months ended May 31, 2017	Six months ended November 30, 2016
Beginning balance other intangibles subject to amortization	$9.0	$4.7	$4.7
Additions	0.1	7.0	0.2
Amortization expense	(1.0)	(2.5)	(1.2)
Foreign currency translation	0.1	(0.2)	(0.2)
Total other intangibles subject to amortization, net of accumulated amortization of $22.9, $22.0 and $20.7, respectively	$8.2	$9.0	$3.5
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$10.3	$11.1	$5.6

In the first quarter of fiscal 2018, the Company purchased a U.S. based book fair business resulting in the recognition of $0.1 of amortizable intangible assets.

Intangible assets with definite lives consist principally of customer lists, intellectual property rights and other agreements. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 4.3 years. Intangible assets with indefinite lives consist principally of trademark and trademark rights.

8. INVESTMENTS

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $31.6, $28.6 and $27.4 at November 30, 2017, May 31, 2017 and November 30, 2016, respectively.

The Company's 48.5% equity interest in Make Believe Ideas Limited (MBI), a UK-based children's book publishing company, is accounted for using the equity method of accounting. Under the purchase agreement, and subject to its provisions, the Company will likely purchase the remaining outstanding shares in MBI following the

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

completion of MBI's accounts for the calendar year 2018. The net carrying value of this investment was $10.6, $8.6 and $8.1 at November 30, 2017, May 31, 2017 and November 30, 2016, respectively. Equity method income from this investment is reported in the International segment.

The Company’s 26.2% non-controlling interest in a separate children’s book publishing business located in the UK is accounted for using the equity method of accounting. The net carrying value of this investment was $21.0, $20.0 and $19.3 at November 30, 2017, May 31, 2017 and November 30, 2016, respectively. Equity method income from this investment is reported in the International segment.

The Company has other equity and cost method investments that had a net carrying value of less than $0.1, less than $0.1 and less than $0.1 at November 30, 2017, May 31, 2017 and November 30, 2016, respectively.

Income from equity investments reported in "Selling, general and administrative expenses" in the condensed consolidated statements of operations totaled $2.7 and $4.9 for the six months ended November 30, 2017 and November 30, 2016, respectively.

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

	U.S. Pension Plan		UK Pension Plan		Post-Retirement Benefits
	Three months ended November 30,		Three months ended November 30,		Three months ended November 30,
	2017	2016	2017	2016	2017	2016
Components of net periodic (benefit) cost:
Service cost	$—	$—	$—	$—	$0.0	$0.0
Interest cost	0.8	0.8	0.2	0.3	0.2	0.3
Expected return on assets	(1.5)	(1.6)	(0.2)	(0.2)	—	—
Benefit cost of settlement event	15.4	—	—	—	—	—
Amortization of (gain) loss	0.3	0.3	0.3	0.2	0.0	0.6
Net periodic (benefit) cost	$15.0	$(0.5)	$0.3	$0.3	$0.2	$0.9

	Pension Plans		UK Pension Plan		Post-Retirement Benefits
	Six months ended November 30,		Six months ended November 30,		Six months ended November 30,
	2017	2016	2017	2016	2017	2016
Components of net periodic (benefit) cost:
Service cost	$—	$—	—	—	$0.0	$0.0
Interest cost	1.5	1.6	0.5	0.6	0.5	0.6
Expected return on assets	(3.0)	(3.1)	(0.5)	(0.5)	—	—
Benefit cost of settlement event	15.4	—	—	—	—	—
Amortization of (gain) loss	0.6	0.5	0.6	0.4	0.0	1.2
Net periodic cost (credit)	$14.5	$(1.0)	$0.6	$0.5	$0.5	$1.8

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the six months ended November 30, 2017, the Company made no contribution to the U.S. Pension Plan and contributed $0.6 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.1 to the UK Pension Plan for the fiscal year ending May 31, 2018.

On July 20, 2016, the Board approved the termination of the U.S. Pension Plan (the "Expected Termination"), in which all benefit accruals were previously frozen as of June 1, 2009. Based on the U.S. Pension Plan’s current funded status and the frozen benefit, it was determined that the on-going costs of maintaining the U.S. Pension Plan were growing at a greater rate than the benefit delivered to the Company’s employees and former employees. An application was approved by the IRS for an advance determination that the U.S. Pension Plan met the qualification requirements of Internal Revenue Code section 401(a). The assets of the U.S. Pension Plan will be distributed either via a lump sum payment to each eligible active and deferred vested participant or to another qualified retirement plan designated by the participant, or via an annuity contract underwritten by a highly rated insurance company. All participants currently receiving a periodic benefit will continue to receive their benefit payments without disruption.
In fiscal 2018 the U.S. Pension Plan's funding status has been sufficient to allow participants to receive "lump sum" payments at the participant's request and under certain circumstances. In addition, during the fiscal quarter ended November 30, 2017, the Company made a lump sum offer to certain participants in anticipation of the Expected Termination. If lump sum payments exceed interest costs for the fiscal year period, a settlement charge of accumulated net actuarial losses is recognized based on the proportion of the projected benefit obligation settled. For the six months ended November 30, 2017, the U.S. Pension Plan made $37.4 of lump sum benefit payments to vested plan participants which was in excess of interest costs. As a result, a remeasurement was completed on the settlement date and a pretax settlement charge of $15.4 was recognized in the Company's Condensed Consolidated Statement of Operations in Other components of net periodic benefit (costs) as part of Earnings (loss) from continuing operations before income taxes.
The actuarial assumptions were updated based on the short-term nature of the U.S. Pension Plan. A short-term annual expected rate of return on plan assets of 4.75% was used for the remainder of the current fiscal period rather than a long-term return for the plan, as the assets are expected to be distributed within the next twelve months.
As of November 30, 2017, a discount rate of 2.2% was used to determine the pension benefit obligation on a plan termination basis. The rate was developed such that the present value of the U.S. Pension Plan cash flows is equal to the projected benefit obligation and the expected fair value of annuity contracts on the portion of the obligation not distributed through lump sum payments.
The Company believes the Expected Termination will be completed by May 31, 2018.

10. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended November 30,		Six months ended November 30,
	2017	2016	2017	2016
Stock option expense	$4.6	$4.3	$5.4	$5.1
Restricted stock unit expense	0.8	0.7	1.4	1.4
Management stock purchase plan	0.6	0.4	0.6	0.4
Employee stock purchase plan	0.0	0.1	0.1	0.2
Total stock-based compensation expense	$6.0	$5.5	$7.5	$7.1

The following table sets forth Common Stock issued pursuant to stock-based compensation plans as of the dates indicated:

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2017	2016	2017	2016
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.1	0.1	0.2	0.3

11. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

The table below represents the current Board authorization:

Amount
July 2015	50.0
Less repurchases made under the authorization as of November 30, 2017	(24.7)
Remaining Board authorization at November 30, 2017	$25.3

On July 22, 2015, the Board authorized $50.0 for the share buy-back program, to be funded with available cash. Repurchases of Common Stock were $8.6 and $13.3 during the three and six months ended November 30, 2017, respectively. The Company’s repurchase program may be suspended at any time without prior notice.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	Six months ended November 30, 2017
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance	$(45.3)	$(48.9)	$(94.2)
Other comprehensive income (loss) before reclassifications	3.8	(0.7)	3.1
Less: amount reclassified from Accumulated other comprehensive income (loss) (net of tax of $6.4)	—	10.2	10.2
Other comprehensive income (loss)	3.8	9.5	13.3
Ending balance	$(41.5)	$(39.4)	$(80.9)

	Six months ended November 30, 2016
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance	$(40.0)	$(46.7)	$(86.7)
Other comprehensive income (loss) before reclassifications	(7.0)	—	(7.0)
Less: amount reclassified from Accumulated other comprehensive income (loss) (net of tax of $0.7)	—	1.4	1.4
Other comprehensive income (loss)	(7.0)	1.4	(5.6)
Ending balance	$(47.0)	$(45.3)	$(92.3)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended November 30,		Six months ended November 30,		Affected line items in the condensed consolidated statements of operations
	2017	2016	2017	2016
Employee benefit plans:
Amortization of unrecognized gain (loss) included in net periodic benefit (cost)	$0.6	$1.1	1.2	2.1	Other components of net periodic benefit (cost)
Settlement charge	15.4	—	15.4	—	Other components of net periodic benefit (cost)
Less: Tax effect	(6.3)	(0.4)	(6.4)	(0.7)	Provision (benefit) for income taxes
Total expense, net of tax	$9.7	$0.7	$10.2	$1.4

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

The Company’s annual effective tax rate, exclusive of discrete items, is expected to be approximately 39.2%. The interim effective tax rate, inclusive of discrete items, was 37.7% and 33.3% for the three and six month periods ended November 30, 2017, respectively.

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

15. DERIVATIVES AND HEDGING

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies and certain future commitments for foreign expenditures. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses in the condensed consolidated statements of operations, and it recognizes the unrealized gain or loss in other current assets or current liabilities. The notional values of the contracts as of November 30, 2017 and November 30, 2016 were $36.5 and $30.5, respectively. Unrealized

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

benefits of $0.3 and unrealized losses of less than $0.1 were recognized at November 30, 2017 and November 30, 2016, respectively, for the six month periods then ended.

16. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following as of the dates indicated:

	November 30, 2017	May 31, 2017	November 30, 2016
Accrued payroll, payroll taxes and benefits	$49.1	$48.5	$49.3
Accrued bonus and commissions	18.4	33.8	19.3
Accrued other taxes	28.8	26.1	33.9
Accrued advertising and promotions	37.4	34.9	37.3
Accrued insurance	8.0	7.6	7.8
Other accrued expenses	32.0	27.1	30.7
Total accrued expenses	$173.7	$178.0	$178.3

17. SUBSEQUENT EVENTS

The Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the third quarter of fiscal 2018. The dividend is payable on March 15, 2018 to shareholders of record as of the close of business on January 31, 2018.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenues from continuing operations in the quarter ended November 30, 2017 were $598.3 million, compared to $623.1 million in the prior fiscal year quarter, a decrease of $24.8 million. The Company reported earnings per diluted share of $1.60 in the second quarter of fiscal 2017, compared to earnings per diluted share of $1.92 in the prior fiscal year quarter, which reflects both continuing and discontinued operations.

In the second fiscal quarter, children's book publishing sales in the trade channel exceeded expectations with strong performances from Dave Pilkey's best-selling Dog Man series and other new titles. The book club and book fairs channels had improved profitability on lower revenues when compared to the prior fiscal year quarter, while the Education segment's profitability decreased, as expected, with continued investments in an expanded sales force that should bring higher revenues commencing in the fourth fiscal quarter. Likewise, new management appointments in Asia are expected to strengthen the Company's international direct sales operations in future fiscal periods.

The second fiscal quarter's results were expected to be lower after last year's best-selling new Harry Potter releases. The Company's strategic technology transformation, a core component of the Scholastic 2020 plan, is beginning to deliver increasing value to the business units. Scholastic 2020 is a three-year program to increase operating profitability by 2020 through improved marketing efficiency and simplified business processes leading to lower operating costs. Enhanced digital marketing capabilities in the book club channel and the fairs segmentation strategy in the book fairs channel both helped to increase profitability in the school-based channels during the current fiscal quarter. The Company is expanding its CRM investments with the goal of providing sales teams in the field with substantially improved customer information, which should ultimately contribute to higher revenue per fair in the book fairs channel, as well as better pipeline information and increased market share in the Education segment's channels. These new systems should lead to a significant increase in sales and profitability in fiscal year 2019 and beyond. An ERP upgrade in finance will also be implemented in the latter half of fiscal year 2018.

Results of Operations – Consolidated

Revenues for the quarter ended November 30, 2017 decreased to $598.3 million, compared to $623.1 million in the prior fiscal year quarter. The Children's Book Publishing and Distribution segment revenues decreased $20.7 million, primarily driven by lower sales of Harry Potter themed titles due to the prior year's success of Fantastic Beasts and Where to Find Them™: The Original Screenplay. The Education segment revenues decreased $0.2 million, primarily driven by lower sales of teaching resources and consumer magazines. In local currency, the International segment revenues decreased $7.4 million, primarily driven by lower local currency sales due to the prior year's success of Harry Potter themed titles in Canada and certain export trade channels. International revenues were also impacted by favorable foreign exchange translation of $3.5 million.

Revenues for the six months ended November 30, 2017 decreased to $787.5 million, compared to $905.8 million in the prior fiscal year period. The Children's Book Publishing and Distribution segment revenues decreased $91.7 million, primarily driven by lower sales of Harry Potter themed titles due to the prior year's success of Fantastic Beasts and Where to Find Them™: The Original Screenplay and Harry Potter and the Cursed Child, Parts One and Two. The Education segment revenues decreased $10.4 million, primarily driven by lower sales of curriculum publishing products. In local currency, the International segment revenues decreased $20.3 million, primarily driven by lower sales due to the prior year's success of Harry Potter themed titles in Canada and certain export trade channels. International revenues were also impacted by favorable foreign exchange translation of $4.1 million.

Components of Cost of goods sold for the three and six months ended November 30, 2017 and November 30, 2016 are as follows:

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

	Three months ended November 30,				Six months ended November 30,
	2017		2016		2017		2016
($ amounts in millions)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Product, service and production costs	$145.6	24.3%	$151.1	24.2%	$197.1	25.0%	$222.3	24.5%
Royalty costs	37.1	6.2%	46.6	7.5%	55.2	7.0%	97.3	10.7%
Prepublication and production amortization	5.3	0.9%	5.9	0.9%	10.8	1.4%	11.6	1.3%
Postage, freight, shipping, fulfillment and other	65.6	11.0%	67.7	10.9%	106.1	13.5%	109.8	12.2%
Total	$253.6	42.4%	$271.3	43.5%	$369.2	46.9%	$441.0	48.7%

Cost of goods sold as a percentage of revenue for the quarter ended November 30, 2017 decreased to 42.4%, compared to 43.5% in the prior fiscal year quarter. The decrease in Cost of goods sold as a percentage of revenue was primarily due to the lower royalty costs associated with the decrease in sales of Harry Potter themed titles and favorable product mix in the book fairs channel.

Cost of goods sold as a percentage of revenue for the six months ended November 30, 2017 decreased to 46.9%, compared to 48.7% in the prior fiscal year period. The decrease in Cost of goods sold as a percentage of revenue was primarily due to the lower royalty costs associated with the decrease in sales of Harry Potter themed titles and favorable product mix in the book fairs channel, partially offset by the unfavorable impact lower revenues had on fixed costs.

Selling, general and administrative expenses in the quarter ended November 30, 2017 decreased to $227.0 million, compared to $230.1 million in the prior fiscal year quarter. The decrease in expense was primarily related to lower costs in the book club channel as a result of lower marketing expenses and improved efficiencies in customer service and fulfillment partially offset by increased salaries and related costs for the expansion of the sales and marketing organizations supporting curriculum publishing. Selling, general and administrative expenses in the quarter ended November 30, 2017, also included $3.0 million in severance expense and $0.7 million in stock compensation expense due to accelerated vesting of awards primarily in connection with the termination without cause of the Company's former chief financial officer. In the prior fiscal year quarter, severance expenses of $3.9 million related to cost savings initiatives.

Selling, general and administrative expenses in the six months ended November 30, 2017 decreased to $385.8 million compared to $396.1 million in the prior fiscal year period. The decrease in expense was primarily related to lower medical claims experience and lower costs in the book club channel as a result of lower marketing expenses and improved efficiencies in customer service and fulfillment partially offset by higher employee-related expenses for the expansion of the sales and marketing organizations supporting curriculum publishing. Selling, general and administrative expenses in the current fiscal period also included $4.6 million in severance expense and $0.7 million in stock compensation expense due to accelerated vesting of awards primarily in connection with the termination without cause of the Company's former chief financial officer in October 2017. In the prior fiscal year period, severance expenses of $3.9 million related to cost savings initiatives.

Depreciation and amortization expenses in the quarter ended November 30, 2017 increased to $10.5 million, compared to $9.6 million in the prior fiscal year quarter. The increase was primarily attributable to additional capitalized strategic technology assets placed into service resulting in an increase in depreciation expense.

Depreciation and amortization expenses in the six months ended November 30, 2017 increased to $20.4 million, compared to $19.1 million in the prior fiscal year period. The increase was primarily attributable to capitalized strategic technology assets placed into service resulting in an increase in depreciation expense.

Asset impairments for the six months ended November 30, 2017 were $6.7 million due to the impairment charge related to the abandonment of legacy building improvements in connection with the Company's renovation of its headquarters in New York City.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Net interest income in the quarter ended November 30, 2017 increased to less than $0.1 million, compared to net interest expense of $0.4 million in the prior fiscal year quarter. The $0.4 million increase was primarily driven by higher interest income associated with the Company's cash and cash equivalents balance, while interest expense remained relatively flat due to the absence of long-term debt.

Net interest income in the six months ended November 30, 2017 increased to $0.3 million, compared to net interest expense of $0.7 million in the prior fiscal year period. The $1.0 million increase was primarily driven by higher interest income associated with the Company's cash and cash equivalents balance, while interest expense remained relatively flat due to the absence of long-term debt.

For the three and six months ended November 30, 2017, the Company recognized a settlement charge of $15.4 million related to a partial settlement of its U.S Pension Plan. The Company expects to settle the remaining U.S. Pension Plan obligations during the third fiscal quarter which will result in an additional settlement charge for the remaining accumulated net actuarial losses. The Company expects to use existing plan assets as part of the settlement. As of the most recent measurement date, the assets of the U.S. Pension Plan were approximately 105% of the plan's projected benefit obligation and accumulated net actuarial losses were approximately $36.5 million.
The Company’s effective tax rate for the second quarter of fiscal 2018 was 37.7%, compared to 38.8% in the prior fiscal year quarter. The Company’s effective tax rate for the six month period ended November 30, 2017 was 33.3%, compared to 40.3% in the prior fiscal year period. For the full year, the Company expects an effective tax rate, inclusive of discrete items, of approximately 40.0%.

Earnings from continuing operations for the quarter ended November 30, 2017 decreased by $10.8 million to $57.1 million, compared to Earnings from continuing operations of $67.9 million in the prior fiscal year quarter. Earnings from continuing operations per basic and diluted share of Class A Stock and Common Stock was $1.63 and $1.60, respectively, in the quarter ended November 30, 2017, compared to Earnings from continuing operations per basic and diluted share of Class A Stock and Common Stock of $1.96 and $1.92, respectively, in the prior fiscal year quarter.

Loss from continuing operations for the six months ended November 30, 2017 increased by $35.0 million to $6.6 million, compared to Earnings from continuing operations of $28.4 million in the prior fiscal year period. Loss from continuing operations per basic and diluted share of Class A Stock and Common Stock was $0.19 and $0.19, respectively, in the period ended November 30, 2017, compared to Earnings per basic and diluted share of Class A Stock and Common Stock of $0.82 and $0.81, respectively, in the prior fiscal year period.

Net income for the quarter ended November 30, 2017 decreased by $10.8 million to $57.1 million, compared to $67.9 million in the prior fiscal year quarter. Earnings per basic and diluted share of Class A Stock and Common Stock was $1.63 and $1.60, respectively, in the quarter ended November 30, 2017, compared to $1.96 and $1.92, respectively, in the prior fiscal year quarter.

Net loss for the six months ended November 30, 2017 increased by $34.9 million to $6.6 million, compared to Net income of $28.3 million in the prior fiscal year period. Loss per basic and diluted share of Class A Stock and Common Stock was $0.19 and $0.19, respectively, in the period ended November 30, 2017, compared to earnings per basic and diluted share of Class A Stock and Common Stock of $0.82 and $0.80, respectively, in the prior fiscal year period.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Results of Continuing Operations

Children’s Book Publishing and Distribution

	Three months ended November 30,				Six months ended November 30,
($ amounts in millions)	2017	2016	$ change	% change	2017	2016	$ change	% change
Revenues	$411.8	$432.5	$(20.7)	-4.8%	$478.6	$570.3	$(91.7)	-16.1%
Cost of goods sold	159.4	174.9	(15.5)	-8.9%	202.6	262.0	(59.4)	-22.7%
Other operating expenses*	137.3	136.5	0.8	0.6%	219.8	223.4	(3.6)	-1.6%
Operating income (loss)	$115.1	$121.1	$(6.0)		$56.2	$84.9	$(28.7)
Operating margin	28.0%	28.0%			11.7%	14.9%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended November 30, 2017 decreased to $411.8 million, compared to $432.5 million in the prior fiscal year quarter. Trade channel revenues decreased $17.6 million, primarily driven by lower sales due to the prior year's success of Fantastic Beasts and Where to Find Them™: The Original Screenplay in the prior fiscal year quarter. Partially offsetting the decline were higher sales of other trade titles including Harry Potter and the Prisoner of Azkaban: The Illustrated Edition, Dav Pilkey's Dog Man series, The Baby-Sitters Club®(Graphix), and tie-in titles to the best-selling video game Five Nights at Freddy's series, as well as Harry Potter: A Journey Through a History of Magic. Book club channel revenues declined $7.6 million due to lower sponsor levels as well as lower revenue per event. Book fair channel revenues increased $4.5 million primarily due to higher revenue per fair of approximately 2%. The book club and book fairs channels sales were negatively impacted by approximately $4 million due to the disruption to school customers caused by severe weather in the southern portion of the U.S., primarily caused by the September hurricanes in Texas and Florida which impacted the back-to-school season in the U.S.

Revenues for the six months ended November 30, 2017 decreased to $478.6 million, compared to $570.3 million in the prior fiscal year period. Trade channel revenues decreased $87.8 million, primarily driven by lower sales due to the prior year's success of Fantastic Beasts and Where to Find Them ™: The Original Screenplay and Harry Potter and the Cursed Child, Parts One and Two, partially offset by an increase in sales of other titles driven by successful series including Dog Man, Captain Underpants, The Baby-Sitters Club®(Graphix), The Bad Guys, Wings of Fire and I Survived, as well as new titles such as Harry Potter and the Prisoner of Azkaban: The Illustrated Edition and Harry Potter: A Journey Through a History of Magic. Revenues from the book clubs channel decreased $8.1 million and revenues from the book fair channel increased $4.2 million, consistent with the quarterly results for the second fiscal year quarter, as neither channel experiences significant revenues in the first quarter of the fiscal year.

Cost of goods sold for the quarter ended November 30, 2017 was $159.4 million, or 39% of revenues, compared to $174.9 million, or 40% of revenues, in the prior fiscal year quarter. The decrease in Cost of goods sold as a percent of revenues was primarily due to lower royalty costs associated with the decrease in sales of Harry Potter themed titles and favorable product mix in the book fairs channel.

Cost of goods sold for the six months ended November 30, 2017 was $202.6 million, or 42% of revenues, compared to $262.0 million, or 46% of revenues, in the prior fiscal year period. The decrease in Cost of goods sold as a percent of revenues was primarily due to lower royalty costs associated with the decrease in sales of Harry Potter themed titles and favorable product mix in the book fairs channel, partially offset by the unfavorable impact lower revenues had on fixed costs.

Other operating expenses for the quarter ended November 30, 2017 increased to $137.3 million, compared to $136.5 million in the prior fiscal year quarter. The increase was driven by higher book fair promotional expenses related to the Company's fairs segmentation strategy to pursue growth from higher margin fairs partially offset by lower costs in the book club channel as a result of lower marketing expenses, enabled by technology improvements and improved efficiencies in customer service and fulfillment.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Other operating expenses for the six months ended November 30, 2017 decreased to $219.8 million, compared to $223.4 million in the prior fiscal year period. The decrease in expense was primarily related to lower employee-related expenses due in part to lower medical claims experience, lower costs in the book club channel as a result of lower marketing expenses, enabled by technology improvements and improved efficiencies in customer service and fulfillment, partially offset by the impact of the wage improvement program for employees in the U.S. distribution centers.

Segment operating income for the quarter ended November 30, 2017 decreased to $115.1 million, compared to $121.1 million in the prior fiscal year quarter. This was primarily driven by the lower sales in the trade channel, partially offset by lower costs in the book club channel as a result of lower marketing expenses and improved efficiencies in customer service and fulfillment.

Segment operating income for the six months ended November 30, 2017 decreased to $56.2 million, compared to $84.9 million in the prior fiscal year period. This was primarily driven by the lower sales in the trade channel partially offset by lower employee-related expenses due in part to lower medical claims experience and lower marketing expenses and improved efficiencies in customer service and fulfillment for the book clubs operations.

Education

	Three months ended November 30,				Six months ended November 30,
($ amounts in millions)	2017	2016	$ change	% change	2017	2016	$ change	% change
Revenues	$70.9	$71.1	$(0.2)	-0.3%	$115.9	$126.3	$(10.4)	-8.2%
Cost of goods sold	22.9	21.9	1.0	4.6%	41.8	43.8	(2.0)	-4.6%
Other operating expenses*	44.2	40.5	3.7	9.1%	82.8	78.2	4.6	5.9%
Operating income (loss)	$3.8	$8.7	$(4.9)		$(8.7)	$4.3	$(13.0)
Operating margin	5.4%	12.2%			—%	3.4%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended November 30, 2017 decreased to $70.9 million, compared to $71.1 million in the prior fiscal year quarter. $1.7 million of the decrease was primarily driven by lower teaching resource and consumer magazine sales. This was partially offset by $0.5 million of higher curriculum product sales, including core literacy instruction, and sales of professional learning products and services. In addition, the classroom magazine channel revenues increased $1.0 million despite the absence of U.S. presidential election related materials in fiscal 2018.

Revenues for the six months ended November 30, 2017 decreased to $115.9 million, compared to $126.3 million in the prior fiscal year period. $9.4 million of the decrease was primarily the result of the timing of orders for customized curriculum product, partially offset by higher sales in professional learning products and services. Educational supplementary material sales are typically seasonal and are purchased toward the end of the standard U.S. school year in April, May and June. In addition, the magazine channel revenues decreased $1.0 million due to the absence of U.S. presidential election related materials in fiscal 2018.

Cost of goods sold for the quarter ended November 30, 2017 was $22.9 million, or 32% of revenues, compared to $21.9 million, or 31% of revenues, in the prior fiscal year quarter. The increase in costs of goods sold as a percentage of revenues was primarily driven by product mix in the magazine channel related to the impact of fewer higher margin custom publishing programs.

Cost of goods sold for the six months ended November 30, 2017 was $41.8 million, or 36% of revenues, compared to $43.8 million, or 35% of revenues, in the prior fiscal year period. The increase in costs of goods sold as a percentage of revenues was primarily driven by the absence of sales of the U.S. presidential election materials in the classroom magazines channel, which typically carry favorable margins coupled with the impact lower overall revenues have on fixed costs.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Other operating expenses increased to $44.2 million for the quarter ended November 30, 2017, compared to $40.5 million in the prior fiscal year quarter. The increase primarily relates to the planned higher employee-related expenses for the expansion of the sales and marketing organizations supporting curriculum publishing and an increase in promotional related expenses.

Other operating expenses increased to $82.8 million for the six months ended November 30, 2017, compared to $78.2 million in the prior fiscal year period. The increase was mainly attributable to the planned higher employee-related expenses for the expansion of the sales and marketing organizations supporting curriculum publishing. Costs associated with the expanded sales and marketing organizations will impact operating expenses on an on-going basis.

Segment operating income in the quarter ended November 30, 2017 decreased by $4.9 million compared to the prior fiscal year quarter. This was primarily driven by higher employee-related expenses for the expansion of the sales and marketing organizations supporting curriculum publishing.

Segment operating loss in the six months ended November 30, 2017 increased by $13.0 million compared to the prior fiscal year period. This was primarily driven by lower sales and higher employee-related expenses. Educational supplementary material sales are typically seasonal and are purchased toward the end of the standard U.S. school year in April, May and June.

International

	Three months ended November 30,				Six months ended November 30,
($ amounts in millions)	2017	2016	$ change	% change	2017	2016	$ change	% change
Revenues	$115.6	$119.5	$(3.9)	-3.3%	$193.0	$209.2	$(16.2)	-7.7%
Cost of goods sold	57.9	60.9	(3.0)	-4.9%	98.2	108.8	(10.6)	-9.7%
Other operating expenses*	43.0	41.9	1.1	2.6%	82.9	79.5	3.4	4.3%
Operating income (loss)	$14.7	$16.7	$(2.0)		$11.9	$20.9	$(9.0)
Operating margin	12.7%	14.0%			6.2%	10.0%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended November 30, 2017 decreased to $115.6 million, compared to $119.5 million in the prior fiscal year quarter. Total local currency revenues across the Company's foreign operations decreased by $7.4 million when compared to the prior fiscal year quarter. Local currency revenues from Canada decreased $1.0 million primarily driven by lower sales of Harry Potter themed titles due to the success of Fantastic Beasts and Where to Find Them™: The Original Screenplay in the prior fiscal year quarter. This was partially offset by increased sales of other titles in Canada's trade channel due in part to a strong performance in local titles as well as higher sales of other titles in the book club and book fair channels. Local currency revenues from Australia and New Zealand decreased $2.0 million, primarily due to lower software distribution revenues of $1.2 million as the Company exited this low margin business in Australia and, to a lesser extent, lower revenues from the book club channel. Local currency revenues from the Company's Asia operations coupled with the export and foreign rights channels decreased $3.9 million due a decline in certain export trade sales driven by the prior year's success of Harry Potter themed titles as well as lower revenues in the Asia direct sales channels. Local currency revenues from the UK decreased $0.5 million due in part to lower book club channel revenues partially offset by higher revenues in the trade channel. Total revenues for the segment were also favorably impacted by $3.5 million in favorable foreign exchange translation primarily related to the Company's Canada, UK, and Australia operations.

Revenues for the six months period ended November 30, 2017 decreased to $193.0 million, compared to $209.2 million in the prior fiscal year period. Total local currency revenues across the Company's foreign operations decreased by $20.3 million when compared to the prior fiscal year period. Local currency revenues from Canada decreased $8.6 million primarily driven by lower sales of Harry Potter themed titles due to the success of Harry Potter and the Cursed Child, Parts One and Two and Fantastic Beasts and Where to Find Them™: The Original

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Screenplay in the prior fiscal year period. This was partially offset by increased sales of other titles in Canada's trade channel due in part to a strong performance in local titles as well as higher sales of other titles in the book club and book fair channels. Local currency revenues from Australia and New Zealand decreased $3.7 million, primarily due to lower software distribution revenues of $3.4 million as the Company exited this low margin business in Australia. Local currency revenues from the Company's Asia operations coupled with the export and foreign rights channels decreased $8.3 million primarily due a decline in certain export trade sales also driven by the prior year's success of Harry Potter themed titles as well as lower revenues in the Asia direct sales channels. Local currency revenues from the UK increased $0.3 million, primarily due to an increase in revenues driven by licensed product. Total revenues for the segment were also impacted by $4.1 million in favorable foreign exchange translation primarily related to the Company's Canada, UK, and Australia operations.

Cost of goods sold for the quarter ended November 30, 2017 was $57.9 million, or 50% of revenues, compared to $60.9 million, or 51% of revenues, in the prior fiscal year quarter. Cost of goods sold as a percentage of revenues decreased primarily due to a decrease in royalty costs associated with lower volumes of Harry Potter related titles.

Cost of goods sold for the six months ended November 30, 2017 was $98.2 million, or 51% of revenues, compared to $108.8 million, or 52% of revenues, in the prior fiscal year period. Cost of goods sold as a percentage of revenues decreased primarily due to a decrease in royalty costs associated with lower volumes of Harry Potter related titles and Australia's exit of the low margin software distribution business.

Other operating expenses for the quarter ended November 30, 2017 were $43.0 million, compared to $41.9 million in the prior fiscal year quarter. In local currencies, Other operating expenses increased by $0.6 million.
The local currency increase was primarily related to lower income from certain non-controlling equity interests.

Other operating expenses for the six months ended November 30, 2017 were $82.9 million, compared to $79.5 million in the prior fiscal year period. In local currencies, Other operating expenses increased by $1.0 million.
The local currency increase was primarily related to lower income from certain non-controlling equity interests.

Segment operating income for the quarter ended November 30, 2017 decreased by $2.0 million, compared to segment operating income of $16.7 million in the prior fiscal year quarter. This was primarily driven by lower sales of Harry Potter related titles and to lower income from certain non-controlling equity interests.

Segment operating income for the six months ended November 30, 2017 decreased by $9.0 million, compared to segment operating income of $20.9 million in the prior fiscal year period. This was primarily driven by lower sales of Harry Potter related titles.

Overhead

Unallocated overhead expense for the quarter ended November 30, 2017 decreased by $8.0 million to $26.4 million, from $34.4 million in the prior fiscal year quarter. The decrease was primarily driven by lower employee related expenses and lower expenses related to facilities. The Company continues to incur costs related to the multi-year transformational technology investment program. Unallocated overhead expenses were also impacted in the quarter ended November 30, 2017 by severance expense and an increase in stock based compensation expense, due to accelerated vesting of awards of $3.0 million and $0.7 million, respectively, primarily in connection with the termination without cause of the Company's former chief financial officer. In the prior fiscal year quarter, unallocated overhead expenses were impacted by $3.7 million in severance costs related to cost saving initiatives.

Unallocated overhead expense for the six months ended November 30, 2017 decreased by $6.5 million to $54.0 million, from $60.5 million in the prior fiscal year period. The decrease was primarily driven by lower employee-related expenses due in part to lower medical claims experience and lower expenses related to facilities. The Company continues to incur costs related to the multi-year transformational technology investment program. Severance related expenses, inclusive of certain accelerated stock based compensation, increased to $5.3 million compared to $3.7 million in the prior fiscal year period. Severance related expenses in the current fiscal period were primarily driven by the termination without cause of the Company's former chief financial officer which also included $0.7 million in stock based compensation expense due to the accelerated vesting of awards.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

In addition, unallocated overhead expenses included a $6.7 million impairment charge related to the abandonment of legacy building improvements in connection with the Company's renovation of its headquarters in New York City.

The Company expects costs associated with its strategic technology initiatives to continue into future fiscal years. A majority of the capital improvements to the Company's headquarters location in New York City are expected to be completed this fiscal year. Additional impairment charges related to the renovation will be recognized as upcoming phases of the renovation project result in the abandonment of legacy building improvements.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $387.8 million at November 30, 2017, $444.1 million at May 31, 2017 and $442.9 million at November 30, 2016. Cash and cash equivalents held by the Company’s U.S. operations totaled $370.4 million at November 30, 2017, $430.5 million at May 31, 2017 and $425.5 million at November 30, 2016.

Cash provided by operating activities was $28.4 million for the six months ended November 30, 2017, compared to cash provided by operating activities of $74.2 million for the prior fiscal year period, representing a decrease in cash provided by operating activities of $45.8 million. The decrease in cash provided was primarily due to the decrease in Net income driven by the success of Harry Potter themed titles in the prior fiscal year period and the related decrease in customer remittances on lower accounts receivable and the increase in royalty payments.

Cash used in investing activities was $68.9 million for the six months ended November 30, 2017, compared to cash used in investing activities of $23.0 million in the prior fiscal year period, representing higher cash used in investing activities of $45.9 million. Higher capital spending in the period ended November 30, 2017 resulted in a use of cash of $36.2 million primarily due to increased spending for strategic technology initiatives and the investment plan to create premium retail space and modernize the Company's headquarters office space in New York City. This trend is expected to continue for the current fiscal year period. In addition, the prior fiscal year period included $9.9 million of cash released from the escrow established in connection with the sale of the Company's educational technology and services business.

Cash used in financing activities was $15.9 million for the six months ended November 30, 2017, compared to cash used in financing activities of $7.6 million for the prior fiscal year period, representing an increase in cash used in financing activities of $8.3 million. The increase was primarily driven by an increase in common stock repurchases of $7.3 million and the Company receiving lower proceeds pursuant to employee stock plans of $4.2 million, partially offset by net borrowings under lines of credit of $3.9 million.

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

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including pension contributions, dividends, currently authorized common share repurchases, debt service, planned capital expenditures and other investments. As of November 30, 2017, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $387.8 million, cash from operations, and funding available under the Revolving Loan totaling approximately $375.0 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Additionally, the Company has short-term credit facilities of $55.9 million, less current borrowings of $11.3 million and commitments of $4.9 million, resulting in $39.7 million of current availability at November 30, 2017. Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

Financing

The Company is party to the Loan Agreement and certain credit lines with various banks as described in Note 4 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements." There were no outstanding borrowings under the Loan Agreement as of November 30, 2017.

New Accounting Pronouncements

Reference is made to Note 1 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Report on Form 10-Q for the Quarter ended August 31, 2017.

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of November 30, 2017. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of November 30, 2017:

($ amounts in millions)	Fiscal Year Maturity
	2018 (1)	2019	2020	2021	2022	Thereafter	Total	Fair Value @ 11/30/2017
Debt Obligations
Lines of Credit and current portion of long-term debt	$11.3	$—	$—	$—	$—	$—	$11.3	$11.3
Average interest rate	3.8%	—	—	—	—	—

(1)	Fiscal 2018 includes the remaining six months of the current fiscal year ending May 31, 2018.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of November 30, 2017, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended November 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended November 30, 2017:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
September 1, 2017 through September 30, 2017	47,209	$36.69	47,209	$32.2
October 1, 2017 through October 31, 2017	111,469	$36.94	111,469	$28.1
November 1, 2017 through November 30, 2017	73,880	$36.83	73,880	$25.3
Total	232,558	$36.87	232,558

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
QUARTERLY REPORT ON FORM 10-Q, DATED NOVEMBER 30, 2017
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

SCHOLASTIC CORPORATION
(Registrant)

Date: December 15, 2017	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board, President and Chief Executive Officer

Date: December 15, 2017	By:	/s/ Kenneth J. Cleary

Kenneth J. Cleary
Chief Financial Officer (Principal Financial Officer)