Form 10-Q
period 2018-02-28
SCHOLASTIC CORP
filed 2018-03-23
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2018	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of February 28, 2018

Common Stock, $.01 par value	33,078,234
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED February 28, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended		Nine months ended
	February 28,		February 28,
	2018	2017	2018	2017
Revenues	$344.7	$336.2	$1,132.2	$1,242.0
Operating costs and expenses:
Cost of goods sold	166.4	160.3	535.6	601.3
Selling, general and administrative expenses	186.2	191.1	572.0	587.2
Depreciation and amortization	11.5	9.5	31.9	28.6
Asset impairments	4.3	—	11.0	—
Total operating costs and expenses	368.4	360.9	1,150.5	1,217.1
Operating income (loss)	(23.7)	(24.7)	(18.3)	24.9
Interest income (expense), net	0.2	(0.3)	0.5	(1.0)
Other components of net periodic benefit (cost)	(39.8)	1.1	(55.4)	(0.2)
Earnings (loss) from continuing operations before income taxes	(63.3)	(23.9)	(73.2)	23.7
Provision (benefit) for income taxes	(14.1)	(8.4)	(17.4)	10.8
Earnings (loss) from continuing operations	(49.2)	(15.5)	(55.8)	12.9
Earnings (loss) from discontinued operations, net of tax	—	0.1	—	0.0
Net income (loss)	$(49.2)	$(15.4)	$(55.8)	$12.9
Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic:
Earnings (loss) from continuing operations	$(1.41)	$(0.45)	$(1.59)	$0.37
Earnings (loss) from discontinued operations, net of tax	$—	$0.01	$—	$0.00
Net income (loss)	$(1.41)	$(0.44)	$(1.59)	$0.37
Diluted:
Earnings (loss) from continuing operations	$(1.41)	$(0.45)	$(1.59)	$0.36
Earnings (loss) from discontinued operations, net of tax	$—	$0.01	$—	$0.00
Net income (loss)	$(1.41)	$(0.44)	$(1.59)	$0.36
Dividends declared per Class A and Common Share	$0.15	$0.15	$0.45	$0.45

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended		Nine months ended
	February 28,		February 28,
	2018	2017	2018	2017
Net income (loss)	$(49.2)	$(15.4)	$(55.8)	$12.9
Other comprehensive income (loss), net:
Foreign currency translation adjustments (net of tax)	2.2	0.9	6.0	(6.1)
Pension and post-retirement adjustments (net of tax)	22.2	0.7	31.7	2.1
Total other comprehensive income (loss), net	$24.4	$1.6	$37.7	$(4.0)
Comprehensive income (loss)	$(24.8)	$(13.8)	$(18.1)	$8.9

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	February 28, 2018	May 31, 2017	February 28, 2017
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$362.6	$444.1	$461.8
Accounts receivable, net	186.0	199.2	172.4
Inventories, net	356.9	282.5	351.2
Prepaid expenses and other current assets	100.1	44.3	68.8
Current assets of discontinued operations	—	0.4	0.4
Total current assets	1,005.6	970.5	1,054.6
Property, plant and equipment, net	530.6	475.3	455.3
Prepublication costs, net	48.8	43.3	43.0
Royalty advances, net	50.3	41.8	48.7
Goodwill	119.1	118.9	116.2
Noncurrent deferred income taxes	17.8	53.7	68.5
Other assets and deferred charges	61.5	56.9	61.3
Total noncurrent assets	828.1	789.9	793.0
Total assets	$1,833.7	$1,760.4	$1,847.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$7.7	$6.2	$5.8
Accounts payable	208.4	141.2	194.2
Accrued royalties	63.2	34.2	87.5
Deferred revenue	56.5	24.2	56.0
Other accrued expenses	162.6	178.0	161.8
Accrued income taxes	1.2	2.8	2.7
Current liabilities of discontinued operations	—	0.5	0.1
Total current liabilities	499.6	387.1	508.1
Noncurrent Liabilities:
Other noncurrent liabilities	66.5	65.4	70.5
Total noncurrent liabilities	66.5	65.4	70.5

Commitments and Contingencies (see Note 5)	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $0.01 par value	0.0	0.0	0.0
Common Stock, $0.01 par value	0.4	0.4	0.4
Additional paid-in capital	614.6	606.8	604.7
Accumulated other comprehensive income (loss)	(56.5)	(94.2)	(90.7)
Retained earnings	1,019.6	1,091.2	1,057.1
Treasury stock at cost	(310.5)	(296.3)	(302.5)
Total stockholders’ equity	1,267.6	1,307.9	1,269.0
Total liabilities and stockholders’ equity	$1,833.7	$1,760.4	$1,847.6

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Nine months ended
	February 28,
	2018	2017
Cash flows - operating activities:
Net income (loss)	(55.8)	12.9
Earnings (loss) from discontinued operations, net of tax	—	0.0
Earnings (loss) from continuing operations	(55.8)	12.9
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	7.9	9.3
Provision for losses on inventory	11.5	8.7
Provision for losses on royalty advances	3.3	3.3
Amortization of prepublication and production costs	16.4	17.2
Depreciation and amortization	32.2	28.9
Non-cash settlement of pension	55.0	—
Amortization of pension and post-retirement actuarial gains and losses	1.8	3.1
Deferred income taxes	15.5	0.1
Stock-based compensation	9.1	8.7
Income from equity investments	(3.7)	(4.9)
Non-cash write off related to asset impairments	11.0	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	8.6	12.3
Inventories	(82.0)	(91.1)
Prepaid expenses and other current assets	(57.8)	(4.6)
Royalty advances	(11.5)	(8.3)
Accounts payable	63.4	52.8
Other accrued expenses	(15.8)	(13.6)
Accrued income taxes	(1.8)	1.1
Accrued royalties	28.1	56.3
Deferred revenue	31.8	32.4
Pension and post-retirement liabilities	(3.9)	(5.7)
Other noncurrent liabilities	1.6	(1.9)
Other, net	0.0	(2.6)
Total adjustments	120.7	101.5
Net cash provided by (used in) operating activities of continuing operations	64.9	114.4
Net cash provided by (used in) operating activities of discontinued operations	—	(1.0)
Net cash provided by (used in) operating activities	64.9	113.4

Cash flows - investing activities:
Prepublication and production expenditures	(22.4)	(19.0)
Additions to property, plant and equipment	(92.4)	(36.1)
Other investment and acquisition related payments	(2.0)	(0.4)
Net cash provided by (used in) investing activities of continuing operations	(116.8)	(55.5)
Changes in restricted cash held in escrow for discontinued assets	—	9.9
Net cash provided by (used in) investing activities	(116.8)	(45.6)

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Nine months ended
	February 28,	February 28,
	2018	2017
Cash flows - financing activities:
Borrowings under lines of credit	40.4	25.9
Repayments of lines of credit	(37.8)	(26.4)
Repayment of capital lease obligations	(0.9)	(0.8)
Reacquisition of common stock	(23.8)	(6.0)
Proceeds pursuant to stock-based compensation plans	8.9	18.4
Payment of dividends	(15.8)	(15.6)
Other	(1.2)	(1.0)
Net cash provided by (used in) financing activities	(30.2)	(5.5)
Effect of exchange rate changes on cash and cash equivalents	0.6	(0.2)
Net increase (decrease) in cash and cash equivalents	(81.5)	62.1
Cash and cash equivalents at beginning of period	444.1	399.7
Cash and cash equivalents at end of period	$362.6	$461.8

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

Use of estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Regulation S-X. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to:

•	Accounts receivable reserves for returns

•	Accounts receivable allowance for doubtful accounts

•	Pension and other post-retirement obligations

•	Uncertain tax positions

•	The timing and amount of future income taxes and related deductions

•	Inventory reserves

•	Cost of goods sold from book fair operations during interim periods determined based on estimated gross profit rates

•	Sales tax contingencies

•	Royalty advance reserves

•	Unredeemed incentive programs

•	Impairment testing for goodwill for assessment and measurement, intangibles and other long-lived assets and investments

•	Assets and liabilities acquired in business combinations

•	Revenues for fairs which have not reported final results

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

During the three and nine month periods ended February 28, 2018, the Company did not dispose of any components of the business that would meet the criteria for discontinued operations reporting.

As of May 31, 2017 and February 28, 2017, assets and liabilities of discontinued operations, and losses from discontinued operations for the three and nine month periods ended February 28, 2017 primarily related to insignificant continuing cash flows from passive activities.

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

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Three months ended February 28, 2018
Revenues	$199.4	$61.7	$—	$261.1	$83.6	$344.7
Bad debt	0.7	0.4	—	1.1	0.6	1.7
Depreciation and amortization (2)	5.4	2.3	7.5	15.2	1.8	17.0
Asset impairments	—	—	4.3	4.3	—	4.3
Segment operating income (loss)	(0.9)	(0.2)	(23.3)	(24.4)	0.7	(23.7)
Expenditures for other non-current assets (3)	17.2	5.0	29.7	51.9	5.7	57.6
Three months ended February 28, 2017
Revenues	$199.0	$60.1	$—	$259.1	$77.1	$336.2
Bad debt	0.1	0.4	—	0.5	1.1	1.6
Depreciation and amortization (2)	5.3	2.1	6.0	13.4	1.6	15.0
Segment operating income (loss)	6.3	3.5	(30.8)	(21.0)	(3.7)	(24.7)
Expenditures for other non-current assets (3)	14.9	2.8	13.9	31.6	2.5	34.1

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Nine months ended February 28, 2018
Revenues	$678.0	$177.6	$—	$855.6	$276.6	$1,132.2
Bad debt expense	3.4	1.4		4.8	3.1	7.9
Depreciation and amortization (2)	15.8	6.6	20.7	43.1	5.2	48.3
Asset impairments	—	—	11.0	11.0	—	11.0
Segment operating income (loss)	55.3	(8.9)	(77.3)	(30.9)	12.6	(18.3)
Segment assets at February 28, 2018	494.8	179.1	886.1	1,560.0	273.7	1,833.7
Goodwill at February 28, 2018	40.9	68.2	—	109.1	10.0	119.1
Expenditures for other non-current assets (3)	44.9	12.5	78.4	135.8	10.7	146.5
Other non-current assets at February 28, 2018 (3)	152.0	99.7	466.5	718.2	75.5	793.7
Nine months ended February 28, 2017
Revenues	$769.3	$186.4	$—	$955.7	$286.3	$1,242.0
Bad debt expense	3.3	0.9	—	4.2	5.1	9.3
Depreciation and amortization (2)	16.6	6.2	17.4	40.2	5.6	45.8
Segment operating income (loss)	91.2	7.8	(91.3)	7.7	17.2	24.9
Segment assets at February 28, 2017	478.4	158.8	948.7	1,585.9	261.3	1,847.2
Goodwill at February 28, 2017	40.9	65.4	—	106.3	9.9	116.2
Expenditures for other non-current assets (3)	52.2	7.8	28.5	88.5	8.5	97.0
Other non-current assets at February 28, 2017 (3)	146.9	83.7	398.6	629.2	66.4	695.6

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

(3)
Other non-current assets include property, plant and equipment, prepublication assets, production assets, royalty advances, goodwill, intangible assets and investments. Expenditures for other non-current assets for the International reportable segment include expenditures for long-lived assets of $3.6 and $1.5 for the three months and $6.6 and $4.8 for the nine months ended February 28, 2018 and February 28, 2017, respectively. Other non-current assets for the International reportable segment include long-lived assets of $35.8 and $33.4 as of February 28, 2018 and February 28, 2017, respectively.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

4. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	February 28, 2018	May 31, 2017	February 28, 2017
Revolving Loan	$—	$—	$—
Unsecured short term lines of credit (weighted average interest rates of 3.7%, 4.1% and 3.9%, respectively)	7.7	6.2	5.8
Total debt	$7.7	$6.2	$5.8

The fair value of the Company's debt approximates the carrying value for all periods presented. The Company's debt obligations as of February 28, 2018, have maturities of one year or less.

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

As of February 28, 2018, the indicated spread on Base Rate Advances was 0.175% and the indicated spread on Eurodollar Advances was 1.175%, both based on the Company’s prevailing consolidated debt to total capital ratio.
The Loan Agreement also provides for the payment of a facility fee in respect of the aggregate amount of revolving credit commitments ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At February 28, 2018, the facility fee rate was 0.20%.
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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

As of February 28, 2018, the Company had no outstanding borrowings under the Loan Agreement. At February 28, 2018, the Company had open standby letters of credit totaling $5.3 issued under certain credit lines, including $0.4 under the Loan Agreement and $4.9 under the domestic credit lines discussed below.

The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at February 28, 2018, the Company was in compliance with these covenants.

Lines of Credit

As of February 28, 2018, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $25.0. There were no outstanding borrowings under these credit lines as of February 28, 2018, May 31, 2017 or February 28, 2017. As of February 28, 2018, availability under these unsecured money market bid rate credit lines totaled $20.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of February 28, 2018, the Company had equivalent various local currency credit lines totaling $24.4 underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were equivalent to $7.7, at February 28, 2018 at a weighted average interest rate of 3.7%, $6.2 at May 31, 2017 at a weighted average interest rate of 4.1% and $5.8 at February 28, 2017 at a weighted average interest rate of 3.9%. As of February 28, 2018, the equivalent amounts available under these facilities totaled $16.7. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended February 28,		Nine months ended February 28,
	2018	2017	2018	2017
Earnings (loss) from continuing operations attributable to Class A and Common Shares	$(49.2)	$(15.5)	$(55.8)	$12.9
Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	—	0.1	—	0.0
Net income (loss) attributable to Class A and Common Shares	$(49.2)	$(15.4)	$(55.8)	$12.9
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	34.9	34.8	35.1	34.6
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	—	—	—	0.7
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	34.9	34.8	35.1	35.3
Earnings (loss) per share of Class A Stock and Common Stock:
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(1.41)	$(0.45)	$(1.59)	$0.37
Earnings (loss) from discontinued operations, net of tax	$—	$0.01	$—	$0.00
Net income (loss)	$(1.41)	$(0.44)	$(1.59)	$0.37
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(1.41)	$(0.45)	$(1.59)	$0.36
Earnings (loss) from discontinued operations, net of tax	$—	$0.01	$—	$0.00
Net income (loss)	$(1.41)	$(0.44)	$(1.59)	$0.36

The following table sets forth Options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	February 28, 2018	February 28, 2017
Options outstanding pursuant to stock-based compensation plans (in millions)	3.1	2.9

Earnings from continuing operations exclude earnings of less than $0.1 for the nine months ended February 28, 2017, attributable to participating Restricted Stock Units (“RSUs”).

In a period in which the Company reports a discontinued operation, Earnings (loss) from continuing operations attributable to Class A and Common Shares is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive. There were 1.5 million potentially anti-dilutive shares outstanding pursuant to compensation plans as of February 28, 2018.

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

As of February 28, 2018, $13.4 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 11, “Treasury Stock,” for a

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

more complete description of the Company’s share buy-back program and see Note 17, "Subsequent Events" for information concerning a subsequent increase in the share repurchase authorization.

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

The following table summarizes the activity in Goodwill for the periods indicated:

	Nine months ended February 28, 2018	Twelve months ended May 31, 2017	Nine months ended February 28, 2017
Beginning balance	$118.9	$116.2	$116.2
Additions	—	2.8	—
Foreign currency translation	0.2	(0.1)	(0.0)
Total goodwill	$119.1	$118.9	$116.2

Accumulated goodwill impairment losses totaled $39.6 as of February 28, 2018, May 31, 2017 and February 28, 2017. There were no goodwill impairment losses during the nine months ended February 28, 2018 and February 28, 2017.

The following table summarizes the activity in other intangibles included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets for the periods indicated:

	Nine months ended February 28, 2018	Twelve months ended May 31, 2017	Nine months ended February 28, 2017
Beginning balance other intangibles subject to amortization	$9.0	$4.7	$4.7
Additions	1.5	7.0	0.2
Amortization expense	(1.6)	(2.5)	(1.8)
Foreign currency translation	0.1	(0.2)	(0.2)
Total other intangibles subject to amortization, net of accumulated amortization of $23.6, $22.0 and $21.3, respectively	$9.0	$9.0	$2.9
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$11.1	$11.1	$5.0

In the third quarter of fiscal 2018, the Company purchased a UK-based book distribution business resulting in the recognition of $1.4 of amortizable intangible assets. In the first quarter of fiscal 2018, the Company purchased a U.S.-based book fair business resulting in the recognition of $0.1 of amortizable intangible assets.

Intangible assets with definite lives consist principally of customer lists, intellectual property rights and other agreements. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 4.2 years. Intangible assets with indefinite lives consist principally of trademark and trademark rights.

8. INVESTMENTS

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $33.1, $28.6 and $27.1 at February 28, 2018, May 31, 2017 and February 28, 2017, respectively.

The Company's 48.5% equity interest in Make Believe Ideas Limited ("MBI"), a UK-based children's book publishing company, is accounted for using the equity method of accounting. Under the purchase agreement, and subject to its provisions, the Company will likely purchase the remaining outstanding shares in MBI following

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

the completion of MBI's accounts for the calendar year 2018. The net carrying value of this investment was $11.2, $8.6 and $8.0 at February 28, 2018, May 31, 2017 and February 28, 2017, respectively. Equity method income from this investment is reported in the International segment.

The Company’s 26.2% non-controlling interest in a separate children’s book publishing business located in the UK is accounted for using the equity method of accounting. The net carrying value of this investment was $21.8, $20.0 and $19.1 at February 28, 2018, May 31, 2017 and February 28, 2017, respectively. Equity method income from this investment is reported in the International segment.

The Company has other equity and cost method investments that had a net carrying value of $0.1, less than $0.1 and less than $0.1 at February 28, 2018, May 31, 2017 and February 28, 2017, respectively.

Income from equity investments reported in "Selling, general and administrative expenses" in the condensed consolidated statements of operations totaled $3.7 and $4.9 for the nine months ended February 28, 2018 and February 28, 2017, respectively.

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

	U.S. Pension Plan		UK Pension Plan		Post-Retirement Benefits
	Three months ended February 28,		Three months ended February 28,		Three months ended February 28,
	2018	2017	2018	2017	2018	2017
Components of net periodic (benefit) cost:
Service cost	$—	$—	$—	$—	$0.0	$0.0
Interest cost	0.5	0.8	0.3	0.3	0.2	0.2
Expected return on assets	(1.1)	(1.5)	(0.3)	(0.3)	—	—
Benefit cost of settlement event	39.6	—	—	—	—	—
Amortization of (gain) loss	0.3	0.2	0.3	0.2	0.0	(1.0)
Net periodic (benefit) cost	$39.3	$(0.5)	$0.3	$0.2	$0.2	$(0.8)

	U.S. Pension Plan		UK Pension Plan		Post-Retirement Benefits
	Nine months ended February 28,		Nine months ended February 28,		Nine months ended February 28,
	2018	2017	2018	2017	2018	2017
Components of net periodic (benefit) cost:
Service cost	$—	$—	$—	$—	$0.0	$0.0
Interest cost	1.9	2.4	0.8	0.9	0.7	0.8
Expected return on assets	(4.0)	(4.6)	(0.8)	(0.8)	—	—
Net amortization of prior service credit	—	—	—	—	—	—
Benefit cost of settlement event	55.0	—	—	—	—	—
Amortization of (gain) loss	0.9	0.7	0.9	0.6	0.0	0.2
Net periodic cost (credit)	$53.8	$(1.5)	$0.9	$0.7	$0.7	$1.0

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The Company’s funding practice with respect to the Pension Plans is to contribute on an annual basis at least the minimum amounts required by applicable laws. For the nine months ended February 28, 2018, the Company made no contribution to the U.S. Pension Plan and contributed $0.8 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.1 to the UK Pension Plan for the fiscal year ending May 31, 2018.

On July 20, 2016, the Board approved the termination of the U.S. Pension Plan, in which all benefit accruals were previously frozen as of June 1, 2009. Based on the U.S. Pension Plan’s funded status and the frozen benefit, it was determined that the on-going costs of maintaining the U.S. Pension Plan were growing at a greater rate than the benefit delivered to the Company’s employees and former employees.
During the nine months ended February 28, 2018, the U.S. Pension Plan made $37.8 of lump sum benefit payments to vested plan participants in excess of interest costs. Then, on February 14, 2018, the Company agreed to purchase group annuity contracts for the remaining U.S. Pension Plan participants. The total cost of these contracts was $86.3, paid to the respective insurers on February 21, 2018, resulting in a final settlement charge. The net funded asset position of the U.S. Pension Plan had previously included the value of the insurance contracts and lump sums settled prior to the purchase of such contracts. The U.S. Pension Plan's asset balance was sufficient to fund the purchase of these insurance contracts as well as any remaining benefit obligations and plan-related operating expenses, with no additional cost to the Company as the plan sponsor.
As a result, a remeasurement was completed on the final settlement date and a pretax settlement charge of $55.0 was recognized in the Company's Condensed Consolidated Statement of Operations in Other components of net periodic benefit (cost) as part of Earnings (loss) from continuing operations before income taxes. The fair value of the U.S. Pension Plan assets as of February 20, 2018 was used in determining the appropriate unrecognized loss to be used in the pretax settlement charge.
The net funded asset position of the U.S. Pension Plan as of February 28, 2018 is estimated to be $2.3. This amount reflects an asset of $3.6 that will be used to pay approximately $1.3 of annuity benefit payments in the fourth quarter of fiscal 2018 and any plan-related expenses. There are no actuarial assumptions reflected in any U.S. Pension Plan estimates and there is no ongoing periodic benefit cost for the remainder of fiscal 2018. Any difference between actual payments made and the net funded asset position measured at February 28, 2018, will be treated as an actuarial gain/loss and will be fully recognized in Other components of net periodic benefit (cost) as part of Earnings (loss) from continuing operations before income taxes.

10. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended February 28,		Nine months ended February 28,
	2018	2017	2018	2017
Stock option expense	$0.8	$0.9	$6.2	$6.0
Restricted stock unit expense	0.6	0.6	2.0	2.0
Management stock purchase plan	0.1	0.1	0.7	0.5
Employee stock purchase plan	0.1	0.0	0.2	0.2
Total stock-based compensation expense	$1.6	$1.6	$9.1	$8.7

The following table sets forth Common Stock issued pursuant to stock-based compensation plans as of the dates indicated:

	Three months ended February 28,		Nine months ended February 28,
	2018	2017	2018	2017
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.2	0.4	0.4	0.7

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

11. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

The table below represents the Board authorization at the date indicated:

Amount
July 2015	$50.0
Less repurchases made under the authorization as of February 28, 2018	(36.6)
Remaining Board authorization at February 28, 2018	$13.4

On July 22, 2015, the Board authorized $50.0 for the share buy-back program, to be funded with available cash. Repurchases of Common Stock were $11.8 and $25.1 during the three and nine months ended February 28, 2018, respectively. See Note 17, "Subsequent Events" for a description of the most recent share buy-back program authorization on March 21, 2018. The Company’s repurchase program may be suspended at any time without prior notice.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	Three months ended February 28, 2018
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at December 1, 2017	$(41.5)	$(39.4)	$(80.9)
Other comprehensive income (loss) before reclassifications (net of tax)	2.2	—	2.2
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization (net of tax of $0.1)	—	0.5	0.5
Settlement (net of tax of $15.8)	—	23.8	23.8
Other reclassifications (net of tax benefit of $1.4)	—	(2.1)	(2.1)
Other comprehensive income (loss)	2.2	22.2	24.4
Ending balance at February 28, 2018	$(39.3)	$(17.2)	$(56.5)

	Three months ended February 28, 2017
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at December 1, 2016	$(47.0)	$(45.3)	$(92.3)
Other comprehensive income (loss) before reclassifications (net of tax)	0.9	—	0.9
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization (net of tax of $0.3)	—	0.7	0.7
Other comprehensive income (loss)	0.9	0.7	1.6
Ending balance at February 28, 2017	$(46.1)	$(44.6)	$(90.7)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Nine months ended February 28, 2018
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2017	$(45.3)	$(48.9)	$(94.2)
Other comprehensive income (loss) before reclassifications (net of tax)	6.0	—	6.0
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization (net of tax of $0.4)	—	1.4	1.4
Settlement (net of tax of $22.0)	—	33.0	33.0
Other reclassifications (net of tax benefit of $1.9)	—	(2.7)	(2.7)
Other comprehensive income (loss)	6.0	31.7	37.7
Ending balance at February 28, 2018	$(39.3)	$(17.2)	$(56.5)

	Nine months ended February 28, 2017
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2016	$(40.0)	$(46.7)	$(86.7)
Other comprehensive income (loss) before reclassifications (net of tax)	(6.1)	—	(6.1)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization (net of tax of $1.0)	—	2.1	2.1
Other comprehensive income (loss)	(6.1)	2.1	(4.0)
Ending balance at February 28, 2017	$(46.1)	$(44.6)	$(90.7)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended February 28,		Nine months ended February 28,		Affected line items in the condensed consolidated statements of operations
	2018	2017	2018	2017
Employee benefit plans:
Amortization of unrecognized gain (loss)	$0.6	$1.0	$1.8	$3.1	Other components of net periodic benefit (cost)
Settlement charge	39.6	—	55.0	—	Other components of net periodic benefit (cost)
Other reclassifications, net	(3.4)	—	(4.6)	—	Other components of net periodic benefit (cost)
Less: Tax effect	(14.6)	(0.3)	(20.6)	(1.0)	Provision (benefit) for income taxes
Total cost, net of tax	$22.2	$0.7	$31.6	$2.1

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

The Company’s annual effective tax rate, exclusive of discrete items, is expected to be approximately 33.9%. The interim effective tax rate, inclusive of discrete items, was 22.3% and 23.8% for the three and nine month periods

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

ended February 28, 2018, respectively. On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law resulting in a significant change in the framework for U.S. corporate taxes. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As a result, the Company's income tax benefit for each of the three and nine month periods ended February 28, 2018 includes expense related to the re-measurement of the Company's U.S. deferred tax balances of $8.3, based upon the Company's estimate of the amount and timing of future income taxes and related deductions. The Company does not expect to incur a one-time transition tax on earnings of foreign subsidiaries.

The re-measurement of the Company's U.S. deferred tax balances, any transition tax and interpretation of the new law is provisional subject to clarifications of the new legislation and final calculations. Any future changes to the Company’s provisional estimates, related to Act, will be reflected as a change in estimate in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"). SAB 118 allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts.

The Act also subjects a U.S. shareholder to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company is still evaluating the effects of the GILTI provisions and has not yet determined an accounting policy or a reasonable estimate of a potential impact (if any). The Company has not reflected any adjustments related to GILTI in the financial statements.

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

15. DERIVATIVES AND HEDGING

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies and certain future commitments for foreign expenditures. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations, and it recognizes the unrealized gain or loss in other current assets or current liabilities. In the fiscal quarter ended February 28, 2018, the Company settled an existing foreign currency derivative which resulted in net cash proceeds of $0.9. Income related to the foreign currency derivative was $0.3 and $0.6 for the three and nine

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

months ended February 28, 2018, respectively, and $0.1 and $0.1 for the three and nine months ended February 28, 2017, respectively. The notional values of the open contracts as of February 28, 2018 and February 28, 2017 were $27.5 and $36.7, respectively. Unrealized losses of $0.3 and unrealized gains of $0.1 were recognized at February 28, 2018 and February 28, 2017, respectively, for the nine month periods then ended.

16. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following as of the dates indicated:

	February 28, 2018	May 31, 2017	February 28, 2017
Accrued payroll, payroll taxes and benefits	$44.8	$48.5	$45.0
Accrued bonus and commissions	19.9	33.8	20.1
Accrued other taxes	23.4	26.1	24.7
Accrued advertising and promotions	35.8	34.9	34.9
Accrued insurance	8.1	7.6	8.1
Other accrued expenses	30.6	27.1	29.0
Total accrued expenses	$162.6	$178.0	$161.8

17. SUBSEQUENT EVENTS

The Board declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the fourth quarter of fiscal 2018. The dividend is payable on June 15, 2018 to shareholders of record as of the close of business on April 30, 2018.

On March 21, 2018, the Board authorized an additional $50.0 for repurchases of common stock under the Company’s stock repurchase program. Under this program, which will continue to be funded with available cash, the Company may purchase shares, from time to time as conditions allow, on the open market or in negotiated private transactions. This authorization increases the aggregate amount of shares, in dollar terms, which may be repurchased to $61.4 as of March 21, 2018, after giving effect to the remaining amounts available for share repurchases under previous authorizations.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenues from continuing operations in the quarter ended February 28, 2018 were $344.7 million, compared to $336.2 million in the prior fiscal year quarter, an increase of $8.5 million. The Company reported net loss per basic and diluted share of Class A and Common Stock of $1.41 in the third quarter of fiscal 2018, compared to net loss per basic and diluted share of $0.44 in the prior fiscal year quarter, which reflects both continuing and discontinued operations.

In the quarter ended February 28, 2018, operating results were mainly driven by top line growth in each reportable segment. There was an unfavorable impact on margins in the quarter ended February 28, 2018 due to the planned expansion of the Company's education sales teams to meet the anticipated demand for the Company's comprehensive core literacy programs, higher licensing fees related to the roll-out of a new point-of-sale system for the Company's book fairs operations, and the effect of a beneficial inventory adjustment taken in the prior fiscal quarter in the book club channel. Unallocated overhead expenses benefited from lower salary-related expenses in the quarter ended February 28, 2018. The Company's effective federal tax rate decreased as a result of the passage of tax reform, although the full effect of the lower corporate tax rate will not be realized until next fiscal year.

Although the third fiscal quarter operating loss reflected planned higher levels of investment, all reportable segments showed top-line growth, including strong trade publishing sales across all international markets, with Dav Pilkey's Dog Man and Cat Kid, a number one best-seller in the U.S. The Company's prospects for future profitability and cash flow will accelerate as work is completed on the Company's headquarters building, which includes newly available retail space, and as the Company launches 20th Anniversary Harry Potter marketing, as well as new core literacy instructional programs for sale in fiscal 2019.

Results of Operations – Consolidated

Revenues for the quarter ended February 28, 2018 increased to $344.7 million, compared to $336.2 million in the prior fiscal year quarter. The Children's Book Publishing and Distribution segment revenues increased $0.4 million, driven by higher book fairs revenues of $2.0 million and higher trade channel sales of $1.0 million, partially offset by lower sales of $2.6 million in the book club channel. The Education segment revenues increased $1.6 million, primarily driven by higher sales of classroom libraries and customized collections as well as an increase in custom and digital publishing in the consumer magazine channel. In local currency, the International segment revenues increased $1.7 million, primarily driven by higher local currency sales in Canada, UK, Australia and Asia markets. International revenues were also benefited by favorable foreign exchange translation of $4.8 million.

Revenues for the nine months ended February 28, 2018 decreased to $1,132.2 million, compared to $1,242.0 million in the prior fiscal year period. The Children's Book Publishing and Distribution segment revenues decreased $91.3 million, primarily driven by lower sales of Harry Potter themed titles when compared to the prior year's success of Fantastic Beasts and Where to Find Them™: The Original Screenplay and Harry Potter and the Cursed Child, Parts One and Two. The Education segment revenues decreased $8.8 million, primarily driven by lower sales of curriculum publishing products. In local currency, the International segment revenues decreased $18.6 million, primarily driven by lower sales when compared to the prior year's success of Harry Potter themed titles in Canada and certain export trade channels. International revenues were also benefited by favorable foreign exchange translation of $8.9 million.

Components of Cost of goods sold for the three and nine months ended February 28, 2018 and February 28, 2017 are as follows:

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

	Three months ended February 28,				Nine months ended February 28,
	2018		2017		2018		2017
($ amounts in millions)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Product, service and production costs	$86.1	25.0%	$81.5	24.2%	$283.2	25.0%	$303.8	24.4%
Royalty costs	22.4	6.5%	23.1	6.9%	77.6	6.9%	120.4	9.7%
Prepublication and production amortization	5.5	1.6%	5.6	1.7%	16.3	1.4%	17.2	1.4%
Postage, freight, shipping, fulfillment and other	52.4	15.2%	50.1	14.9%	158.5	14.0%	159.9	12.9%
Total	$166.4	48.3%	$160.3	47.7%	$535.6	47.3%	$601.3	48.4%

Cost of goods sold as a percentage of revenue for the quarter ended February 28, 2018 increased to 48.3%, compared to 47.7% in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenue was primarily due to a favorable inventory adjustment in the book club channel that yielded lower costs in the prior fiscal quarter.

Cost of goods sold as a percentage of revenue for the nine months ended February 28, 2018 decreased to 47.3%, compared to 48.4% in the prior fiscal year period. The decrease in Cost of goods sold as a percentage of revenue was primarily due to the lower royalty costs associated with the decrease in sales of Harry Potter themed titles and favorable product mix in the book fair channel, partially offset by the unfavorable impact lower revenues had on fixed costs and the favorable inventory adjustment in the book club channel that yielded lower costs in the prior fiscal year period.

Selling, general and administrative expenses in the quarter ended February 28, 2018 decreased to $186.2 million, compared to $191.1 million in the prior fiscal year quarter. The decrease in expense was primarily related to lower severance expense of $4.0 million related to cost saving initiatives and lower costs in the book club channel as a result of lower marketing expenses, partially offset by increased salaries and related costs for the expansion of the sales and marketing organizations supporting curriculum publishing in the Education segment.

Selling, general and administrative expenses in the nine months ended February 28, 2018 decreased to $572.0 million compared to $587.2 million in the prior fiscal year period. The decrease in expense was primarily related to lower medical claims experience and lower marketing expenses, partially offset by higher employee-related expenses for the expansion of the sales and marketing organizations supporting curriculum publishing. Selling, general and administrative expenses in the nine months ended February 28, 2018 also included $5.7 million in severance expense primarily in connection with the termination without cause of the Company's former chief financial officer, including $0.7 million in stock based compensation expense due to the accelerated vesting of awards. In the prior fiscal year period, severance expense of $8.3 million was related to cost savings initiatives.

Depreciation and amortization expenses in the quarter ended February 28, 2018 increased to $11.5 million, compared to $9.5 million in the prior fiscal year quarter. The increase was primarily attributable to capitalized strategic technology investments and assets related to the redesign and upgrade of the Company's headquarters in New York City which were placed into service during the current fiscal year, resulting in an increase in depreciation expense.

Depreciation and amortization expenses in the nine months ended February 28, 2018 increased to $31.9 million, compared to $28.6 million in the prior fiscal year period. The increase was primarily attributable to capitalized strategic technology investments and assets related to the redesign and upgrade of the Company's headquarters in New York City which were placed into service during the current fiscal year, resulting in an increase in depreciation expense. A majority of the capital improvements to the Company's headquarters location in New York City are expected to be completed this fiscal year and additional assets will be placed into service resulting in additional depreciation expense in future periods.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Asset impairments for the three and nine months ended February 28, 2018 were $4.3 million and $11.0 million, respectively, due to impairment charges related to the abandonment of legacy building improvements in connection with the Company's renovation of its headquarters in New York City.

Net interest income in the quarter ended February 28, 2018 was $0.2 million, compared to net interest expense of $0.3 million in the prior fiscal year quarter. The $0.5 million increase was primarily driven by higher interest rates associated with the Company's cash and cash equivalents balance, while interest expense remained relatively flat due to the absence of long-term debt.

Net interest income in the nine months ended February 28, 2018 increased to $0.5 million, compared to net interest expense of $1.0 million in the prior fiscal year period. The $1.5 million increase was primarily driven by higher interest rates associated with the Company's cash and cash equivalents balance, while interest expense remained relatively flat due to the absence of long-term debt.

For the three and nine months ended February 28, 2018, the Company recognized settlement charges of $39.6 million and $55.0 million, respectively, related to the settlement of the U.S Pension Plan and the related purchase of insurance company group annuity contracts. The U.S. Pension Plan's asset balance was sufficient to fund the purchase of these insurance contracts as well as any remaining benefit obligations and plan-related operating expenses, with no additional cost to the Company as the plan sponsor. The Company anticipates that any remaining benefit obligations and plan-related operating expenses will be distributed or satisfied over the remainder of the current fiscal year.
The Company’s effective tax rate for the third quarter of fiscal 2018 was 22.3%, compared to 35.1% in the prior fiscal year quarter. The Company’s effective tax rate for the nine month period ended February 28, 2018 was 23.8%, compared to 45.6% in the prior fiscal year period. On December 22, 2017, the framework for U.S. corporate taxes was significantly changed with the signing of the Tax Cuts and Jobs Act into law. As a result, the Company's marginal effective tax rate for the current fiscal year is expected to be reduced to 34.7%. For the three and nine months ended February 28, 2018, the Company had losses from operations and therefore the income tax benefit was unfavorably impacted by the reduction in rate and the related $8.3 million re-measurement of the U.S. deferred tax balances.

Net loss for the quarter ended February 28, 2018 increased by $33.8 million to $49.2 million, compared to $15.4 million in the prior fiscal year quarter. Loss per basic and diluted share of Class A Stock and Common Stock was $1.41 and $1.41, respectively, in the quarter ended February 28, 2018, compared to loss per basic and diluted share of $0.44 and $0.44, respectively, in the prior fiscal year quarter.

Net loss for the nine months ended February 28, 2018 was $55.8 million, compared to Net income of $12.9 million in the prior fiscal year period, resulting in an aggregate change of $68.7 million. Loss per basic and diluted share of Class A Stock and Common Stock was $1.59 and $1.59, respectively, in the period ended February 28, 2018, compared to Earnings per basic and diluted share of Class A Stock and Common Stock of $0.37 and $0.36, respectively, in the prior fiscal year period.

Results of Continuing Operations

Children’s Book Publishing and Distribution

	Three months ended February 28,				Nine months ended February 28,
($ amounts in millions)	2018	2017	$ change	% change	2018	2017	$ change	% change
Revenues	$199.4	$199.0	$0.4	0.2%	$678.0	$769.3	$(91.3)	-11.9%
Cost of goods sold	91.0	86.9	4.1	4.7%	293.6	348.9	(55.3)	-15.8%
Other operating expenses*	109.3	105.8	3.5	3.3%	329.1	329.2	(0.1)	—%
Operating income (loss)	$(0.9)	$6.3	$(7.2)		$55.3	$91.2	$(35.9)
Operating margin	—%	3.2%			8.2%	11.9%

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended February 28, 2018 increased to $199.4 million, compared to $199.0 million in the prior fiscal year quarter. Book fair channel revenues increased $2.0 million primarily due to higher revenue per fair. Trade channel revenues increased $1.0 million, primarily driven by top selling titles including Dav Pilkey's Dog Man and Cat Kid and Dog Man Unleashed, as well as growth in other core series such as The Bad Guys, Captain Underpants, Peppa Pig, Wings of Fire, I Survived, Five Nights at Freddy's and activity-driven books such as Klutz LEGO Chain Reactions and Klutz LEGO Make Your Own Movie. Book club channel revenues declined $2.6 million due to both a lower number of events and lower revenue per event.

Revenues for the nine months ended February 28, 2018 decreased to $678.0 million, compared to $769.3 million in the prior fiscal year period. Trade channel revenues decreased $86.8 million, primarily driven by lower sales when compared to the prior year's success of Fantastic Beasts and Where to Find Them ™: The Original Screenplay and Harry Potter and the Cursed Child, Parts One and Two. This was partially offset by an increase in sales of other titles, driven by successful series including Dog Man, Captain Underpants, The Baby-Sitters Club®(Graphix), The Bad Guys, Wings of Fire and I Survived and activity-driven books including Klutz LEGO Chain Reactions and Klutz LEGO Make Your Own Movie, as well as new titles such as Harry Potter and the Prisoner of Azkaban: The Illustrated Edition and Harry Potter: A Journey Through a History of Magic. Revenues from the book club channel decreased $10.7 million on a lower number of events, as well as lower revenue per event. Revenues from the book fair channel increased $6.2 million due to higher revenue per fair of approximately 4%. The Company estimates that the book club and book fair channels were negatively impacted by approximately $4 million due to the disruption to school customers caused by the severe weather in the southern portion of the U.S., primarily caused by the September hurricanes in Texas and Florida which impacted the back-to-school season.

Cost of goods sold for the quarter ended February 28, 2018 was $91.0 million, or 46% of revenues, compared to $86.9 million, or 44% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percent of revenues was primarily due to the favorable inventory adjustment in the book club channel that yielded lower costs in the prior fiscal quarter, as well as, unfavorable product mix in the trade channel, partially offset by favorable product mix in the book fair channel.

Cost of goods sold for the nine months ended February 28, 2018 was $293.6 million, or 43% of revenues, compared to $348.9 million, or 45% of revenues, in the prior fiscal year period. The decrease in Cost of goods sold as a percent of revenues was primarily due to lower royalty costs associated with the decrease in sales of Harry Potter themed titles and favorable product mix in the book fair channel, partially offset by the favorable inventory adjustment in the book club channel that yielded lower costs in the prior fiscal period.

Other operating expenses for the quarter ended February 28, 2018 increased to $109.3 million, compared to $105.8 million in the prior fiscal year quarter. The increase was driven by higher operating expenses in the book fair channel, primarily driven by costs related to the roll-out of a new point-of-sale system and higher book fair promotional expenses, partially offset by lower costs in the book club channel as a result of lower marketing expenses.

Other operating expenses for the nine months ended February 28, 2018 were $329.1 million, relatively flat compared to $329.2 million in the prior fiscal year period. This primarily related to lower costs in the book club channel as a result of lower marketing expenses, offset by the impact of the wage improvement program for employees in the U.S. distribution centers and higher costs related to the roll-out of the new point-of-sale system for the book fair channel.

Segment operating loss for the quarter ended February 28, 2018 was $0.9 million, compared to operating income of $6.3 million in the prior fiscal year quarter. This was primarily driven by higher operating expenses in the book fair channel, principally driven by costs related to the roll-out of the new point-of-sale system, and the favorable inventory adjustment in the book club channel that yielded lower costs in the prior fiscal quarter.

Segment operating income for the nine months ended February 28, 2018 decreased to $55.3 million, compared to $91.2 million in the prior fiscal year period. This was primarily driven by the lower sales in the trade channel

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

and higher operating expenses in the book fair channel, principally driven by costs related to the roll-out of a new point-of-sale system, partially offset by lower marketing expenses and improved efficiencies in customer service and fulfillment for the book clubs operations.

Education

	Three months ended February 28,				Nine months ended February 28,
($ amounts in millions)	2018	2017	$ change	% change	2018	2017	$ change	% change
Revenues	$61.7	$60.1	$1.6	2.7%	$177.6	$186.4	$(8.8)	-4.7%
Cost of goods sold	20.1	19.6	0.5	2.6%	61.9	63.4	(1.5)	-2.4%
Other operating expenses*	41.8	37.0	4.8	13.0%	124.6	115.2	9.4	8.2%
Operating income (loss)	$(0.2)	$3.5	$(3.7)		$(8.9)	$7.8	$(16.7)
Operating margin	—%	5.8%			—%	4.2%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended February 28, 2018 increased to $61.7 million, compared to $60.1 million in the prior fiscal year quarter. Higher sales of classroom libraries and customized collections, including leveled book rooms, were the primarily drivers of $0.6 million of the increase in revenues within the Education segment. Consumer magazine channel revenues increased $1.2 million primarily due to higher custom and digital publishing sales.

Revenues for the nine months ended February 28, 2018 decreased to $177.6 million, compared to $186.4 million in the prior fiscal year period. The decrease was primarily the result of the timing of orders for customized curriculum product. Educational material sales are typically seasonal and are purchased toward the end of the standard U.S. school year in April, May and June. In addition, the magazine channel revenues were flat despite the absence of U.S. presidential election related materials in fiscal 2018.

Cost of goods sold for the quarter ended February 28, 2018 was $20.1 million, or 33% of revenues, compared to $19.6 million, or 33% of revenues, in the prior fiscal year quarter. Favorable product mix in the consumer magazine channel, associated with digital publishing sales, was offset by the costs associated with customized collections sales.

Cost of goods sold for the nine months ended February 28, 2018 was $61.9 million, or 35% of revenues, compared to $63.4 million, or 34% of revenues, in the prior fiscal year period. The increase in cost of goods sold as a percentage of revenues was primarily driven by unfavorable product mix within the education sales channels, as well as costs associated with new product releases.

Other operating expenses increased to $41.8 million for the quarter ended February 28, 2018, compared to $37.0 million in the prior fiscal year quarter. The increase primarily related to the higher employee-related expenses for the planned expansion of the sales and marketing organizations supporting curriculum publishing.

Other operating expenses increased to $124.6 million for the nine months ended February 28, 2018, compared to $115.2 million in the prior fiscal year period. The increase was mainly attributable to the higher employee-related expenses for the planned expansion of the sales and marketing organizations supporting curriculum publishing. Costs associated with the expanded sales and marketing organizations will impact operating expenses on an on-going basis.

Segment operating loss increased to $0.2 million for the quarter ended February 28, 2018, compared to $3.5 million in operating income in the prior fiscal year quarter. This was primarily driven by higher employee-related expenses for the expansion of the sales and marketing organizations supporting curriculum publishing.

Segment operating loss increased to $8.9 million for the nine months ended February 28, 2018, compared to $7.8 million in operating income in the prior fiscal year period. In the prior fiscal year, the education channel

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

realized strong sales in the first fiscal quarter, as a result of a backlog of orders at the end of fiscal 2016 which were shipped in early fiscal 2017. In addition, the operating loss in the nine months ended February 28, 2018 was impacted by higher employee-related expenses. Educational supplementary material sales are typically seasonal and are purchased toward the end of the standard U.S. school year in April, May and June.

International

	Three months ended February 28,				Nine months ended February 28,
($ amounts in millions)	2018	2017	$ change	% change	2018	2017	$ change	% change
Revenues	$83.6	$77.1	$6.5	8.4%	$276.6	$286.3	$(9.7)	-3.4%
Cost of goods sold	41.8	40.9	0.9	2.2%	140.0	149.7	(9.7)	-6.5%
Other operating expenses*	41.1	39.9	1.2	3.0%	124.0	119.4	4.6	3.9%
Operating income (loss)	$0.7	$(3.7)	$4.4		$12.6	$17.2	$(4.6)
Operating margin	0.8%	—%			4.6%	6.0%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended February 28, 2018 increased to $83.6 million, compared to $77.1 million in the prior fiscal year quarter. Total local currency revenues across the Company's foreign operations increased by $1.7 million when compared to the prior fiscal year quarter. Local currency revenues from Canada and the UK increased $1.9 million and $0.9 million, respectively, driven by trade channel sales. Local currency revenues from Australia and New Zealand increased $0.5 million, primarily driven by increases in book club and trade channel revenues. Trade channel sales in the Company's major markets remained strong due in part to local trade publishing titles including Tom Gates: Epic Adventure (kind of) and Tom Gates: Family, Friends and Furry Creatures by Liz Linchon and The Ugly Five and Zog and the Flying Doctors by Julia Donaldson and Axel Scheffler in the UK, as well as Aaron Blabey's Bad Guys Episode 6 and Weirdo 9: Spooky Weird by Anh Do in Australia. Local currency revenues from the Company's Asia operations increased by $0.2 million, primarily due to higher trade channel sales, partially offset by lower sales in the Asia direct sales channels. Also partially offsetting the increases in local currency revenues was a decrease of $1.8 million in the Company's export and foreign rights channels. Total revenues for the segment were further benefited by $4.8 million in favorable foreign exchange translation.

Revenues for the nine months period ended February 28, 2018 decreased to $276.6 million, compared to $286.3 million in the prior fiscal year period. Total local currency revenues across the Company's foreign operations decreased by $18.6 million when compared to the prior fiscal year period. Local currency revenues from Canada decreased $6.7 million primarily driven by lower sales of Harry Potter themed titles when compared to the success of Harry Potter and the Cursed Child, Parts One and Two and Fantastic Beasts and Where to Find Them™: The Original Screenplay in the prior fiscal year period. This was partially offset by increased sales in Canada's local and core titles as well as higher sales in Canada's book fair channel. Local currency revenues from Australia and New Zealand decreased $3.2 million, primarily due to lower technology distribution revenues of $3.7 million as the Company exited this low margin business in Australia. Local currency revenues from the Company's Asia operations, coupled with those in the export and foreign rights channels, decreased $9.9 million, primarily due to a decline in certain export trade sales when compared to the prior year's success of Harry Potter themed titles, as well as lower revenues in the Asia direct sales channels. Local currency revenues from the UK increased $1.2 million, primarily due to an increase in revenues driven by licensed product. Total revenues for the segment were also benefited by $8.9 million in favorable foreign exchange translation primarily related to the Company's Canada, UK, and Australia operations.

Cost of goods sold for the quarter ended February 28, 2018 was $41.8 million, or 50% of revenues, compared to $40.9 million, or 53% of revenues, in the prior fiscal year quarter. Cost of goods sold as a percentage of revenues decreased primarily due to the favorable impact the higher revenues had on fixed costs, coupled with $0.5 million in fewer expenses due to costs incurred in the prior fiscal year quarter related to the wind-down of a technology distribution business in Australia.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Cost of goods sold for the nine months ended February 28, 2018 was $140.0 million, or 51% of revenues, compared to $149.7 million, or 52% of revenues, in the prior fiscal year period. Cost of goods sold as a percentage of revenues decreased primarily due to a decrease in royalty costs associated with lower volumes of Harry Potter related titles and Australia's exit of the low margin technology distribution business, net of exit costs of $0.5 million.

Other operating expenses for the quarter ended February 28, 2018 were $41.1 million, compared to $39.9 million in the prior fiscal year quarter. In local currencies, Other operating expenses decreased by $0.7 million.
The local currency decrease was primarily related to higher income attributable to certain non-controlling UK equity interests during the fiscal year quarter.

Other operating expenses for the nine months ended February 28, 2018 were $124.0 million, compared to $119.4 million in the prior fiscal year period. In local currencies, Other operating expenses increased by $0.3 million. The local currency increase was primarily related to lower income attributable to certain non-controlling UK equity interests.

Segment operating income for the quarter ended February 28, 2018 was $0.7 million, compared to segment operating loss of $3.7 million in the prior fiscal year quarter. This was primarily driven by the increase in sales during the quarter ended February 28, 2018.

Segment operating income for the nine months ended February 28, 2018 was $12.6 million, compared to segment operating income of $17.2 million in the prior fiscal year period. This was primarily driven by lower sales of Harry Potter related titles.

Overhead

Unallocated overhead expense for the quarter ended February 28, 2018 decreased by $7.5 million to $23.3 million, from $30.8 million in the prior fiscal year quarter. The decrease was primarily driven by lower employee related expenses primarily due to $4.0 million in lower severance expenses related to cost saving initiatives and a decrease in unallocated costs associated with the strategic technology initiatives, partially offset by impairment expense of $4.3 million related to legacy building improvements.

Unallocated overhead expense for the nine months ended February 28, 2018 decreased by $14.0 million to $77.3 million, from $91.3 million in the prior fiscal year period. The decrease was primarily driven by lower employee-related expenses due in part to lower medical claims experience, as well as lower severance expenses of $2.4 million. Severance related expenses decreased to $5.7 million compared to $8.1 million in the prior fiscal year period. Severance related expenses in the nine months ended February 28, 2018 were primarily driven by the termination without cause of the Company's former chief financial officer, which resulted in $0.7 million in stock based compensation expense due to the accelerated vesting of awards. In addition, unallocated costs associated with the strategic technology initiatives decreased, partially offset by impairment expense of $11.0 million related to legacy building improvements. The Company expects costs associated with its strategic technology initiatives to continue into future fiscal years. A majority of the capital improvements to the Company's headquarters location in New York City are expected to be completed this fiscal year.

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

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $362.6 million at February 28, 2018, $444.1 million at May 31, 2017 and $461.8 million at February 28, 2017. Cash and cash equivalents held by the Company’s U.S. operations totaled $342.4 million at February 28, 2018, $430.5 million at May 31, 2017 and $439.9 million at February 28, 2017.

Cash provided by operating activities was $64.9 million for the nine months ended February 28, 2018, compared to cash provided by operating activities of $113.4 million for the prior fiscal year period, representing a decrease in cash provided by operating activities of $48.5 million. The decrease in cash provided was primarily due to the decrease in Net income when compared to the success of Harry Potter themed titles in the prior fiscal year period and the related decrease in customer remittances.

Cash used in investing activities was $116.8 million for the nine months ended February 28, 2018, compared to $45.6 million in the prior fiscal year period, representing higher cash used in investing activities of $71.2 million. Higher capital spending in the period ended February 28, 2018 resulted in an increased use of cash of $59.7 million, primarily due to increased spending for strategic technology initiatives and the investment plan to create premium retail space and modernize the Company's headquarters office space in New York City. This trend is expected to continue for the current fiscal year period. In addition, the prior fiscal year period included $9.9 million of cash released from the escrow established in connection with the sale of the Company's educational technology and services business.

Cash used in financing activities was $30.2 million for the nine months ended February 28, 2018, compared to cash used in financing activities of $5.5 million for the prior fiscal year period, representing an increase in cash used in financing activities of $24.7 million. The increase was primarily driven by an increase in common stock repurchases by the Company of $17.8 million and the receipt by the Company of lower proceeds pursuant to employee stock plans of $9.5 million, partially offset by net borrowings under lines of credit of $3.1 million.

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

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including pension contributions, dividends, currently authorized common share repurchases, debt service, planned capital expenditures and other investments. As of February 28, 2018, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $362.6 million, cash from operations, and funding available under the Revolving Loan totaling approximately $375.0 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Additionally, the Company has short-term credit facilities of $49.4 million, less current borrowings of $7.7 million and commitments of $4.9 million, resulting in $36.8 million of current availability at February 28, 2018. Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Financing

The Company is party to the Loan Agreement and certain credit lines with various banks as described in Note 4 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements." There were no outstanding borrowings under the Loan Agreement as of February 28, 2018.

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of February 28, 2018. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of February 28, 2018:

($ amounts in millions)	Fiscal Year Maturity
	2018 (1)	2019	2020	2021	2022	Thereafter	Total	Fair Value @ 2/28/2018
Debt Obligations
Lines of Credit and current portion of long-term debt	$7.7	$—	$—	$—	$—	$—	$7.7	$7.7
Average interest rate	3.7%	—	—	—	—	—

(1)	Fiscal 2018 includes the remaining three months of the current fiscal year ending May 31, 2018.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of February 28, 2018, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended February 28, 2018 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended February 28, 2018:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
December 1, 2017 through December 31, 2017	—	$—	—	$25.3
January 1, 2018 through January 31, 2018	120,058	$38.95	120,058	$20.6
February 1, 2018 through February 28, 2018	193,916	$37.21	193,916	$13.4
Total	313,974	$37.88	313,974

(i) Represents the amount remaining at February 28, 2018 under the $50 million Board authorization for Common share repurchases announced on July 22, 2015, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions. See Note 11 and Note 17 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements,” for a description of the Company’s share buy-back program and share repurchase authorization made on March 21, 2018.

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
QUARTERLY REPORT ON FORM 10-Q, DATED FEBRUARY 28, 2018
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

SCHOLASTIC CORPORATION
(Registrant)

Date: March 23, 2018	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board, President and Chief Executive Officer

Date: March 23, 2018	By:	/s/ Kenneth J. Cleary

Kenneth J. Cleary
Chief Financial Officer (Principal Financial Officer)