Form 10-K
period 2018-05-31
SCHOLASTIC CORP
filed 2018-07-25
CIK 866729

United States
Securities and Exchange Commission

Washington, D.C. 20549
Form 10-K
Annual Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2018   |   Commission File No. 000-19860
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

The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of November 30, 2017, was approximately $1,216,319,611. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant’s voting stock as of June 30, 2018 was as follows: 33,332,614 shares of Common Stock and 1,656,200 shares of Class A Stock.

Documents Incorporated By Reference

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 26, 2018.

Part I
Item 1 | Business

Overview

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is the world’s largest publisher and distributor of children’s books, a leading provider of print and digital instructional materials for grades pre-kindergarten ("pre-K") to grade 12 and a producer of educational and entertaining children’s media. The Company creates quality books and ebooks, print and technology-based learning materials and programs, classroom magazines and other products that, in combination, offer schools customized and comprehensive solutions to support children’s learning both at school and at home. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading, learning and literacy. The Company is the leading operator of school-based book club and book fair proprietary channels. It distributes its products and services through these channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. Scholastic has operations in the United States and throughout the world including Canada, the United Kingdom, Australia, New Zealand and Asia and, through its export business, sells products in approximately 135 countries around the world.

The Company currently employs approximately 6,400 people in the United States and approximately 2,600 people outside the United States.

Segments – Continuing Operations

The Company categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution; Education; and International.

The following table sets forth revenues by reportable segment for the three fiscal years ended May 31:

		(Amounts in millions)
	2018	2017	2016
Children’s Book Publishing and Distribution	$961.5	$1,052.1	$1,000.9
Education	297.3	312.7	299.7
International	369.6	376.8	372.2
Total	$1,628.4	$1,741.6	$1,672.8

Additional financial information relating to the Company’s reportable segments is included in Note 3 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

(59.0% of fiscal 2018 revenues)

General

The Company’s Children’s Book Publishing and Distribution segment includes the publication and distribution of children’s books, ebooks, media and interactive products in the United States through its school book clubs and school book fairs channels and through its trade channel.

The Company is the world’s largest publisher and distributor of children’s books and is the leading operator of school-based book clubs and school-based marketing channels in the United States. The Company is also a leading publisher of children’s print books, ebooks and audiobooks distributed through the trade channel. Scholastic offers a broad range of children’s books through its school and trade channels, many of which have received awards for excellence in children’s literature, including the Caldecott and Newbery Medals.

The Company obtains titles for sale through its distribution channels from three principal sources. The first source for titles is the Company’s publication of books created under exclusive agreements with authors, illustrators, book packagers or other media companies. Scholastic generally controls the exclusive rights to sell these titles through all channels of distribution in the United States and, to a lesser extent, internationally. Scholastic’s second source of titles is through obtaining licenses to publish books exclusively in specified channels of distribution, including reprints of books originally published by other publishers for which the Company acquires rights to sell in the school market. The third source of titles is the Company’s purchase of finished books from other publishers.

School-Based Book Clubs

Scholastic founded its first school-based book club in 1948. The Company's school-based book clubs consist of reading clubs for pre-K through grade 8. In addition to its regular reading club offerings, the Company creates special theme-based and seasonal offers targeted to different grade levels during the year.

The Company mails promotional materials containing order forms to classrooms in the vast majority of the pre-K to grade 8 schools in the United States. Classroom teachers who wish to participate in a school-based book club provide the promotional materials to their students, who may choose from curated selections at substantial reductions from list prices. The teacher aggregates the students’ orders and forwards them to the Company. Approximately 64% of kindergarten ("K") to grade 5 elementary school teachers in the United States who received promotional materials in fiscal 2018 participated in the Company’s school-based book clubs. In fiscal 2018, approximately 94% of total book club revenues were placed via the internet through the Company’s online ordering platform, which allows parents, as well as teachers, to order online. Products are shipped to the classroom for distribution to the students. Teachers who participate in the book clubs receive bonus points and other promotional incentives, which may be redeemed from the Company for additional books and other resource materials and items for their classrooms or the school.

School-Based Book Fairs

The Company entered the school-based book fairs channel in 1981 under the name Scholastic Book Fairs. The Company is now the leading distributor of school-based book fairs in the United States serving schools in all 50 states. Book fairs provide children access to hundreds of popular, quality books and educational materials, increase student reading and help book fair organizers raise funds for the purchase of school library and classroom books, supplies and equipment. Book fairs are generally weeklong events where children and families peruse and purchase their favorite books together. The Company delivers book fairs product from its warehouses to schools principally by a fleet of Company-owned and leased vehicles. Sales and customer service representatives, working from the Company’s regional offices and distribution facilities and national distribution facility in Missouri, along with local area field representatives, provide support to book fair organizers. Book fairs are conducted by school personnel, volunteers and parent-teacher organizations, from which the schools may receive either books, supplies and equipment or a portion of the proceeds from every book fair they host. The Company is currently focused on maximizing participation through increasing attendance at each book fair event. Approximately 92% of the schools that conducted a book fair in fiscal 2017 hosted a fair in fiscal 2018.

Trade

Scholastic is a leading publisher of children’s books sold through bookstores, internet retailers and mass merchandisers in the United States. Scholastic’s original publications include Harry Potter™, The Hunger Games, The 39 Clues®, Spirit Animals®, The Magic School Bus®, I Spy™, Captain Underpants®, Dog Man®, Goosebumps® and Clifford The Big Red Dog® and licensed properties such as Star Wars®, Lego®, Pokemon® and Geronimo Stilton®. In addition, the Company’s Klutz® imprint is a publisher and creator of “books plus” products for children, including titles such as Sew Mini Treats, Lego Chain Reactions and Make Your Own Bath Bombs.

The Company’s trade organization focuses on publishing, marketing and selling books to bookstores, internet retailers, mass merchandisers, specialty sales outlets and other book retailers, and also supplies books for the Company’s proprietary school channels. The Company maintains a talented and experienced creative staff that constantly seeks to attract, develop and retain the best children’s authors and illustrators. The Company believes that its trade publishing staff, combined with the Company’s reputation and proprietary school distribution channels, provides a significant competitive advantage, evidenced by numerous bestsellers over the past two decades. Bestsellers in the trade division during fiscal 2018 included Harry Potter and the Prisoner of Azkaban: The Illustrated Edition, Harry Potter: A Journey Through a History of Magic, all four titles in the Dog Man series including Dog Man and Cat Kid and Dog Man: A Tale of Two Kitties, Refugee and successful series, including Captain Underpants, The Baby-Sitters Club (Graphix), The Bad Guys, Wings of Fire and I Survived.

Also included in the Company's trade organization are Weston Woods Studios, Inc. ("Weston Woods") and Scholastic Audio, as well as Scholastic Entertainment Inc. ("SEI"). Weston Woods creates audiovisual adaptations of classic children's picture books distributed through the school and retail markets. Scholastic Audio provides audiobook productions of popular children's titles. SEI is responsible for exploiting the Company's film and television assets, which include a large television programming library based on the Company's properties.

EDUCATION

(18.3% of fiscal 2018 revenues)

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

The Company is a leading provider of classroom libraries and paperback collections, including best-selling titles and leveled books for guided reading, to individual teachers and other educators and schools and school district customers. Additionally, the Company provides books and consulting services to community-based organizations and other groups engaged in literacy initiatives through Scholastic Family and Community Engagement (FACE). Scholastic helps schools build classroom collections of high quality, award-winning books for every grade, reading level and multicultural background, including its Leveled Bookroom and the Phyllis C. Hunter classroom library series. Scholastic serves customer needs with customized support for literacy instruction, providing comprehensive literacy programs which include print and digital content, as well as assessment tools. The Company publishes and sells professional books authored by notable experts in education, such as Disrupting Thinking by Kylene Beers and Bob Probst, and supplemental materials like Next Step Forward in Guided Reading, authored by Jan Richardson. These materials are designed for and generally purchased by teachers, both directly from the Company and through teacher stores and booksellers, including the Company's on-line teacher store (www.scholastic.com/teacherstore), which provides professional books and other educational materials to teachers and other educators. In fiscal 2019, the Company will be launching its Scholastic Literacy product, a comprehensive core curriculum product that will provide a complete balanced core literacy program for grades pre-K to 6.

Scholastic is the leading publisher of classroom magazines. Teachers in grades pre-K to 12 use the Company’s 30 classroom magazines, including Scholastic News®, Scope®, Storyworks®, Let's Find Out® and Junior Scholastic®, to supplement formal learning programs by bringing subjects of current interest into the classroom, including current events, literature, math, science, social studies and foreign languages. These offerings provide schools with substantial non-fiction material, which is required to meet new higher educational standards. Each magazine has its own website with online digital resources that supplement the print materials. Scholastic’s classroom magazine circulation in the United States in fiscal 2018 was approximately 15.1 million, with approximately 78% of the circulation in grades pre-K to 6. The majority of magazines purchased are paid for with school or district funds, with parents and teachers paying for the balance. Circulation revenue accounted for substantially all classroom magazine revenue in fiscal 2018.

Scholastic is also a leading publisher of quality children’s reference and non-fiction products and subscriptions to databases sold primarily to schools and libraries in the United States. These products include non-fiction books published in the United States under the imprints Children’s Press® and Franklin Watts®. Also included in the segment is the Company's consumer magazine and custom publishing business, including Teacher magazine.

The products and services described above are offered by Scholastic to educators in pre-K to 12 schools as a comprehensive program for student achievement and literacy development. These solutions encompass core literacy curriculum publishing, including the Company’s Scholastic Literacy product, guided reading programs, digital solutions, print programs involving customized classroom and library book collections, related supplemental materials made available through the Company’s classroom magazines, including additional non-fiction material available to students through the digital components accompanying the print classroom magazines, and the Company’s custom curriculum and teaching guides and other professional development materials and services to aid teachers in the implementation of the Company’s comprehensive solutions.

INTERNATIONAL

(22.7% of fiscal 2018 revenues)

General

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

Scholastic has operations in Canada, the United Kingdom, Ireland, Australia, New Zealand, India, Singapore and other parts of Asia including Malaysia, Thailand, the Philippines, Indonesia, Hong Kong, Taiwan, Korea and Japan. The Company has branches in the United Arab Emirates and Colombia, a business in China that supports English language learning and, through its export business, sells products in approximately 135 countries. The Company’s international operations have original trade and educational publishing programs; distribute children’s books, digital educational resources and other materials through school-based book clubs, school-based book fairs and trade channels; produce and distribute magazines; and offer on-line services. Many of the Company’s international operations also have their own export and foreign rights licensing programs and are book publishing licensees for major media properties. Original books published by many of these operations have received awards for excellence in children’s literature. In Asia, the Company also publishes and distributes products under the Grolier name for parents to teach their children at home and engages in direct sales in shopping malls and door to door, as well as operating tutorial centers that provide English language training to students.

Canada

Scholastic Canada, founded in 1957, is a leading publisher and distributor of English and French language children’s books. Scholastic Canada is the largest operator of school-based marketing channels in Canada and is one of the leading suppliers of original or licensed children’s books to the Canadian trade market. Since 1965, Scholastic Canada has also produced quality Canadian-authored books and educational materials, including an early reading program sold to schools for grades K to 6.

United Kingdom

Scholastic UK, founded in 1964, is the largest operator of school-based marketing channels in the United Kingdom and is a publisher and one of the leading suppliers of original or licensed children’s books to the United Kingdom trade market. Scholastic UK also publishes supplemental educational materials, including professional books for teachers. Scholastic also holds equity method investments in two publishers, one of which is also a distributor, in the United Kingdom.

Australia

Scholastic Australia, founded in 1968, is the largest operator of school-based marketing channels in Australia, reaching approximately 90% of the country’s primary schools. Scholastic Australia also publishes quality children’s books supplying the Australian trade market.

New Zealand

Scholastic New Zealand, founded in 1962, is the largest children’s book publisher and the leading book distributor to schools in New Zealand. Through its school-based book clubs and book fairs channels, Scholastic New Zealand reaches approximately 90% of the country’s primary schools. In addition, Scholastic New Zealand publishes quality children’s books supplying the New Zealand trade market.

Asia

The Company’s Asian operations include initiatives for educational publishing programs based out of Singapore, as well as the wholly-owned Grolier direct sales business, which sells English language and early childhood learning materials through a network of independent sales representatives in India, Indonesia, Malaysia, the Philippines, Singapore and Thailand and engages in direct sales in shopping malls and door to door. In addition, the Company operates school-based marketing channels throughout Asia; publishes original titles in English and Hindi languages in India, including specialized curriculum books for local schools; conducts reading improvement programs inside local schools in the Philippines; and operates a chain of English language tutorial centers in China in cooperation with local partners.

Foreign Rights and Export

The Company licenses the rights to select Scholastic titles in 52 languages to other publishing companies around the world. The Company’s export business sells educational materials, digital educational resources and children’s books to schools, libraries, bookstores and other book distributors in approximately 135 countries that are not otherwise directly serviced by Scholastic subsidiaries. The Company also partners with governments and non-governmental agencies to create and distribute books to public schools in developing countries.

Discontinued Operations

During the twelve month period ended May 31, 2018, the Company did not dispose of any components of the business that would meet the criteria for discontinued operations reporting.

PRODUCTION AND DISTRIBUTION

The Company’s books, magazines and other materials are manufactured by the Company with the assistance of third parties under contracts entered into through arms-length negotiations and competitive bidding. As appropriate, the Company enters into multi-year agreements that guarantee specified volumes in exchange for favorable pricing terms. Paper is purchased directly from paper mills and other third-party sources. The Company does not anticipate any difficulty in continuing to satisfy its manufacturing and paper requirements, although it does expect price increases for paper in fiscal 2019.

In the United States, the Company mainly processes and fulfills orders for school-based book clubs, trade, reference and non-fiction products, educational products and export orders from its primary warehouse and distribution facility in Jefferson City, Missouri. In connection with its trade business, the Company may fulfill product orders directly from printers to customers. Magazine orders are processed at the Jefferson City facility and are shipped directly from printers.

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

CONTENT ACQUISITION

Access to intellectual property or content (“Content”) for the Company’s product offerings is critical to the success of the Company’s operations. The Company incurs significant costs for the acquisition and development of Content for its product offerings. These costs are often deferred and recognized as the Company generates revenues derived from the benefits of these costs. These costs include the following:

•
Prepublication costs - Prepublication costs are incurred in all of the Company’s reportable segments. Prepublication costs include costs incurred to create and develop the art, prepress, editorial, digital conversion and other content required for the creation of the master copy of a book or other media.

•
Royalty advances - Royalty advances are incurred in all of the Company’s reportable segments, but are most prevalent in the Children’s Book Publishing and Distribution segment and enable the Company to obtain contractual commitments from authors to produce Content. The Company regularly provides authors with advances against expected future royalty payments, often before the books are written. Upon publication and sale of the books or other media, the authors generally will not receive further royalty payments until the contractual royalties earned from sales of such books or other media exceed such advances. The Company values its position in the market as the largest publisher and distributor of children's books in obtaining Content, and the Company’s experienced editorial staff aggressively acquires Content from both new and established authors.

•	Acquired intangible assets - The Company may acquire fully or partially developed Content from third parties via acquisitions of entities or outright purchase of the rights to Content.

SEASONALITY

The Company’s Children’s Book Publishing and Distribution school-based book club and book fair channels and most of its Education businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Trade sales can vary throughout the year due to varying release dates of published titles. The Company generally experiences a loss from operations in the first and third quarters of each fiscal year.

COMPETITION

The markets for children’s books, educational products and entertainment materials are highly competitive. Competition is based on the quality and range of materials made available, price, promotion and customer service, as well as the nature of the distribution channels. Competitors include numerous other book, ebook, textbook, library, reference material and supplementary publishers, distributors and other resellers (including over the internet) of children’s books and other educational materials, national publishers of classroom and professional magazines with substantial circulation, and distributors of products and services on the internet. In the United States, competitors also include regional and local school-based book fair operators, as well as the recent entry of a competitor operating on a national level, other fundraising activities in schools, and bookstores. Competition may increase to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new materials that compete directly with the products distributed by the Company or develop or expand competitive sales channels. The Company believes that its position as both a publisher and distributor are unique to certain of the markets in which it competes, principally in the context of its children’s book business.

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

Name	Age	Employed by Registrant Since	Previous Position(s) Held
Richard Robinson	81	1962	Chairman of the Board (since 1982), President (since 1974) and Chief Executive Officer (since 1975).
Kenneth J. Cleary	53	2008	Chief Financial Officer (since 2017), Senior Vice President, Chief Accounting Officer (2014-2017), Vice President, External Reporting and Compliance (2008-2014).
Iole Lucchese	51	1991	Executive Vice President (since 2016), Chief Strategy Officer (since 2014); President, Scholastic Canada (2015-2016); and Co-President, Scholastic Canada (2003-2015).
Satbir Bedi	54	2012	Executive Vice President (since 2018), Senior Vice President and Chief Technology Officer (2012-2018).
Judith A. Newman	60	1993
Executive Vice President and President, Book Clubs (since 2014), Book Clubs and eCommerce (2011-2014), Book Clubs (2005-2011) and Scholastic At Home (2005-2006); Senior Vice President and President, Book Clubs and Scholastic At Home (2004-2005); and Senior Vice President, Book Clubs (1997-2004).

Alan Boyko	64	1988	President, Scholastic Book Fairs, Inc. (since 2005).
Andrew S. Hedden	77	2008	Executive Vice President, General Counsel and Secretary (since 2008) and member of the Board of Directors (since 1991).

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

If we cannot anticipate technology trends and develop new products or adapt to new technologies responding to changing customer preferences, this could adversely affect our revenues or profitability.

The Company operates in highly competitive markets that are subject to rapid change, including, in particular, changes in customer preferences and changes and advances in relevant technologies. There are substantial uncertainties associated with the Company’s efforts to develop successful trade publishing, educational, and media products and services, including digital products and services, for its customers, as well as to adapt its print and other materials to new digital technologies, including the internet cloud technologies, tablets, mobile and other devices and school-based technologies. The Company makes significant investments in new products and services that may not be profitable, or whose profitability may be significantly lower than the Company anticipates or has experienced historically. In particular, in the context of the Company’s current focus on key digital opportunities, the markets are continuing to develop and the Company may be unsuccessful in establishing itself as a significant factor in any market which does develop. Many aspects of markets which could develop for children and schools, such as the nature of the relevant software and devices or hardware, the size of the market, relevant methods of delivery and relevant content, as well as pricing models, are still evolving and will, most likely, be subject to change on a recurrent basis until a pattern develops and becomes more defined. For example, the Company previously determined to cease its support for its ereading applications offered to consumers through its school and ecommerce channels in favor of concentrating its efforts towards the introduction of a universal cross-platform streaming application, made available initially to the classroom market. There can be no assurance that the Company will be successful in implementing its revised digital strategy, including the continuing development of new applications and digital products for its consumer and school markets, which could adversely affect the Company’s revenues and growth opportunities. Further, there can be no assurance that the Company will ultimately be successful in its broader redirected strategy based on a streaming model directed to the classroom market coupled with its continuing development of a broader streaming model. In addition, the Company faces market risks associated with systems development and service delivery in its evolving school ordering and ecommerce businesses.

Our financial results would suffer if we fail to successfully differentiate our offerings and meet market needs in school-based book clubs and book fairs, two of our core businesses.

The Company’s school-based book clubs and book fairs businesses produce a substantial amount of the Company’s revenues. The Company is subject to the risks that it will not successfully continue to develop and execute new promotional strategies for its school-based book clubs or book fairs in response to future customer trends or technological changes or that it will not otherwise meet market needs in these businesses in a timely or cost-effective fashion. The Book Clubs business relies on attracting and retaining new sponsor-teachers to promote its products. If the Company cannot attract new millennial teachers and meet the changing preferences of these teachers, its revenues and cash flows could be negatively impacted. Likewise, the inability to meet the demands of individuals and groups within schools who run book fairs could negatively impact the Company's revenues and cash flows.

The Company differentiates itself from competitors by providing curated offerings in its school-based book clubs and book fairs designed to make reading attractive for children, in furtherance of its mission as a champion of literacy. Competition from mass market and on-line distributors using customer-specific curation tools could reduce this differentiation, posing a risk to the Company's results. In addition, the Company has become subject to increased competition in its school book fair business as a result of the recent entry into this business of a competitor operating on a national level.

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

The Company has direct ownership of certain significant real estate assets, in particular the Company’s headquarters location in New York City and its primary distribution center in Jefferson City, Missouri. The New York headquarters location serves a dual purpose as it also contains premium retail space that is or will be leased to retail tenants in order to generate rental income and cash flow. The Company is currently in the final stages of renovation of its New York headquarters which will include making additional space available for retail use. Accordingly, the Company is sensitive to various risk factors such as changes to real estate values and property taxes, pricing and demand for high end retail spaces in Soho, New York City, interest rates, cash flow of underlying real estate assets, supply and demand, and the credit worthiness of any retail tenants. There is also no guarantee that investment objectives for the retail component of the Company’s real estate will be achieved.

If we fail to adapt to new purchasing patterns or trends, our business and financial results could be adversely affected.

The Company’s business is affected significantly by changes in customer purchasing patterns or trends in, as well as the underlying strength of, the trade, educational and media markets for children. In particular, the Company’s educational publishing business may be adversely affected by budgetary restraints and other changes in educational funding as a result of new policies which could be implemented at the federal level or otherwise resulting from new legislation or regulatory action at the federal, state or local level and changes in the procurement process, to which the Company may be unable to adapt successfully. In addition, there are many competing demands for educational funds, and there can be no guarantee that the Company will be successful in continuing to obtain sales of its educational programs and materials from any available funding.

The competitive pressures we face in our businesses could adversely affect our financial performance and growth prospects.

The Company is subject to significant competition, including from other trade and educational publishers and media, entertainment and internet companies, as well as retail and internet distributors, many of which are substantially larger than the Company and have much greater resources. To the extent the Company cannot meet these challenges from existing or new competitors and develop new product offerings to meet customer preferences or needs, the Company’s revenues and profitability could be adversely affected. In its educational publishing business, the Company is investing in a core curriculum literacy program covering grades pre-K through 6 in direct competition with traditional basal textbook publishers to meet the perceived needs of the modern curriculum. There can be no assurance that the Company will be successful in having school districts adopt the new core program in preference to basal textbooks or be successful in state adoptions, nor that basal textbook publishers will not successfully adapt their business models to the development of new forms of core curriculum, which could have an adverse effect on the return on the Company’s investments in this area, as well as on its financial performance and growth prospects.

Additionally, demand for many of the Company’s product offerings, particularly books sold through school channels, is subject to price sensitivity. Failure to maintain a competitive pricing model could reduce revenues and profitability.

Changes in the mix of our major customers in our Trade distribution channel or in their purchasing patterns may affect the profitability of our trade publishing business and restrict our growth.

The Company’s traditional distribution channels have changed significantly over the last few years to now include, among others, online retailers and ecommerce sites, digital delivery platforms and expanding social media and other marketing platforms. An increased concentration of retailer power has also resulted in the increased importance of mass merchandisers and of publishing best sellers to meet consumer demand. Currently, the Company’s top five trade customers make up approximately 49% of the Company’s trade business and 11% of the Company’s total revenues, with one customer accounting for 19% of the trade business and 4% of total revenues. Adverse changes in the mix of the major customers of the trade business, including the type of customer, which may also be engaged in a competitive business, or in their purchasing patterns or the nature of their distribution arrangements with the trade business, could negatively affect the profitability of the Company’s trade business and the Company’s financial performance.

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

The Company is subject to privacy laws and regulations in the conduct of its business in the United States and in other jurisdictions in which it conducts its international operations, many of which vary significantly, relating to use of information obtained from customers of, and participants in, the Company’s on-line offerings, including, most recently, the European Union General Data Protection Regulation, which became enforceable on May 25, 2018, imposing significant new data privacy requirements across the European Union. In addition, the Company is also subject to the regulatory requirements of the Children’s Online Privacy Protection Act ("COPPA") in the United States relating to access to, and the use of information received from, children in respect to the Company’s on-line offerings. Since the businesses of the Company are primarily centered on children, failures of the Company to comply with the requirements of COPPA and similar laws in particular, as well as failures to comply generally with applicable privacy laws and regulations, as referred to above, could lead to significant reputational damage and other penalties and costs, including loss of future business.

We maintain an experienced and dedicated employee base that executes the Company’s strategies. Failure to attract, retain and develop this employee base could result in difficulty with executing our strategy.

The Company’s employees, notably its Chief Executive Officer, senior executives and other editorial staff members, have substantial experience in the publishing and education markets. In addition, the Company is in the process of implementing a strategic information technology transformation process, requiring diverse levels of relevant expertise and experience. Inability to continue to adequately maintain a workforce of this nature meeting the foregoing needs could negatively impact the Company’s operations.

If we are unsuccessful in implementing our corporate strategy we may not be able to maintain our historical growth.

The Company’s future growth depends upon a number of factors, including:

•	The ability of the Company to successfully implement its strategies for its respective business units in a timely manner

•
The introduction and acceptance of new products and services, including the success of its digital strategy and its ability to implement and successfully market its new core literacy program, as well as other programs, in its educational publishing business, as well as through the Company's educational publishing operation in Singapore

•	The ability to expand in the global markets that it serves

•	The ability to meet demand for content meeting current standards in the United States

•	Continuing success in implementing on-going cost containment and reduction programs
Difficulties, delays or failures experienced in connection with any of these factors could materially affect the future growth of the Company.

Failure to meet the objectives of the Company’s “2020 Plan” could adversely affect our future operating results.

The Company has embarked upon an integrated program to increase profitability - the “2020 Plan." The plan leverages new technology, process improvements and cross-business opportunities to drive improved profitability over the upcoming three fiscal years. Failure to execute the programs in one or more of these areas could negatively impact the Company’s financial results.

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

The Company’s major expense categories include employee compensation and printing, paper and distribution (such as postage, shipping and fuel) costs. Compensation costs are influenced by general economic factors, including those affecting costs of health insurance, postretirement benefits and any trends specific to the employee skill sets that the Company requires. Current shortages for warehouse labor, driver labor and other required skills may cause the Company's costs to increase.

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

The inability to obtain and publish best-selling new titles could cause our future results to decline in comparison to historical results.

The Company invests in authors and illustrators for its Trade publication business, and has a history of publishing hit titles such as Harry Potter. The inability to publish best-selling new titles in future years could negatively impact the Company.

The loss of or failure to obtain rights to intellectual property material to our businesses would adversely affect our financial results.

The Company’s products generally comprise intellectual property delivered through a variety of media. The ability to achieve anticipated results depends in part on the Company’s ability to defend its intellectual property against infringement, as well as the breadth of rights obtained. The Company’s operating results could be adversely affected by inadequate legal and technological protections for its intellectual property and proprietary rights in some jurisdictions, markets and media, as well as by the costs of dealing with claims alleging infringement of the intellectual property rights of others, including claims involving business method patents in the ecommerce and internet areas and the licensing of photographs in the trade and educational publishing areas, and the Company’s revenues could be constrained by limitations on the rights that the Company is able to secure to exploit its intellectual property in different media and distribution channels, as well as geographic limitations on the exploitation of such rights.

Because we procure products and sell our products and services in foreign countries, changes in currency exchange rates, as well as other risks and uncertainties, could adversely affect our operations and financial results.

The Company has various operating subsidiaries domiciled in foreign countries. In addition, the Company sells products and services to customers located in foreign countries where it does not have operating subsidiaries, and a significant portion of the Company’s revenues are generated from outside of the United States. The Company’s business processes, including distribution, sales, sourcing of content, marketing and advertising, are, accordingly, subject to multiple national, regional and local laws, regulations and policies. The Company could be adversely affected by noncompliance with foreign laws, regulations and policies, including those pertaining to foreign rights and exportation. The Company is also exposed to fluctuations in foreign currency exchange rates and to business disruption caused by political, financial or economic instability or the occurrence of natural disasters in foreign countries. In addition, the Company and its foreign operations could be adversely impacted by a downturn in general economic conditions on a more global basis caused by general political instability or unrest or changes in economic affiliations. For example, the results of the Referendum on the United Kingdom’s (or the UK) Membership in the European Union (EU) (referred to as Brexit), advising for the exit of the United Kingdom from the European Union, could affect our sales in the UK, as the uncertainty caused by the vote and the uncertain outcome of negotiations between the EU and the UK could negatively impact the economies of the UK and other nations. Changes in international trade relations with foreign countries, such as increased tariffs and duties (including those recently imposed by the United States) could cause the Company's costs to rise, or our overseas revenues to decline.

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

Our book clubs business may be adversely affected, and we may incur significant state sales tax assessments, as a result of a U.S. Supreme Court decision reversing prior law and holding that remote sellers, including on-line-retailers, can be required to collect state sales taxes notwithstanding the absence of a physical presence within the state taxing jurisdiction.

In June 2018, the U.S. Supreme Court reversed its prior case law holding that it was unconstitutional for states to require remote sellers of goods, such as catalog mailers and ecommerce internet sellers, to collect and remit sales tax in respect to sales made to residents of a state, if the remote sellers maintained no physical presence in the state. This holding affects certain of Scholastic’s businesses, primarily its school book clubs business unit, which has not previously collected or remitted sales tax on sales of books through its book clubs in certain states, based on the absence of the requisite physical presence in the relevant state to enable the state to constitutionally require that it collect or remit such taxes. The result of this decision will be to subject the Company’s school book club business to remitting sales tax in additional states where it does not currently remit such tax on the sales of books through the school book clubs to residents of the state.

Given that the U.S. Supreme Court ruling was only recently handed down, numerous questions remain concerning the likely effect upon the Company of the ruling, which will depend, among other things, upon the procedures and regulations the various states may institute in order to implement their tax collection efforts based on the ruling, including the timing of such implementation as it affects the collection and remittance of tax, the extent to which the various states may seek to apply the ruling retroactively to prior time periods and for what periods and, in the case of the Company’s school book clubs business, additional issues relating to the provisions of the applicable law currently in effect in a particular state and its application to the book clubs business model applied to that state. The unfavorable resolution of the implications of this decision could negatively impact the Company's financial results,

Note

The risk factors listed above should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to and including the date hereof.

Forward-Looking Statements:

This Annual Report on Form 10-K contains forward-looking statements relating to future periods. Additional written and oral forward-looking statements may be made by the Company from time to time in SEC filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, strategic 2020 Plan and other plans, ecommerce and digital initiatives, new product introductions, strategies, new education standards, goals, revenues, improved efficiencies, general costs, manufacturing costs, medical costs, potential cost savings, merit pay, operating margins, working capital, liquidity, capital needs, the cost and timing of capital projects, interest costs, cash flows and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in this Annual Report and other risks and factors identified from time to time in the Company’s filings with the SEC. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B | Unresolved Staff Comments

None.

Item 2 | Properties
The Company maintains its principal offices in the metropolitan New York area, where it owns or leases approximately 0.5 million square feet of space. On February 28, 2014, the Company acquired its headquarters space (including land, building, fixtures and related personal property and leases) at 555 Broadway, New York, NY from its landlord under a purchase and sale agreement. As a result of such purchase, the Company now owns the entirety of its principal headquarters space located at 557 Broadway in New York City, and the Company has largely completed its renovation of this headquarters space to create a more modern and efficient office plan and new premium retail space.
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

Item 3 | Legal Proceedings

Various claims and lawsuits arising in the normal course of business are pending against the Company. The Company accrues a liability for such matters when it is probable that a liability has occurred and the amount of such liability can be reasonably estimated.  When only a range can be estimated, the most probable amount in the range is accrued unless no amount within the range is a better estimate than any other amount, in which case the minimum amount in the range is accrued.  Legal costs associated with litigation loss contingencies are expensed in the period in which they are incurred. The Company does not expect, in the case of those claims and lawsuits where a loss is considered probable or reasonably possible, after taking into account any amounts currently accrued, that the reasonably possible losses from such claims and lawsuits would have a material adverse effect on the Company’s consolidated financial position or results of operations. See Note 10, "Taxes" for further discussion. See also "Non-income Taxes" in Note 10 of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data."

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

	For fiscal years ended May 31,
	2018		2017
	High	Low	High	Low
First Quarter	$46.59	$37.75	$42.22	$37.44
Second Quarter	41.23	33.51	46.51	35.20
Third Quarter	42.60	36.38	49.38	42.89
Fourth Quarter	45.73	33.84	46.57	41.04

Holders: The number of holders of Class A Stock and Common Stock as of July 10, 2018 were 3 and approximately 10,100, respectively.

Dividends: During fiscal 2018, the Company declared four regular quarterly dividends in the amount of $0.15 per Class A and Common share, amounting to total dividends declared during fiscal 2018 of $0.60 per share. During fiscal 2017, the Company declared four regular quarterly dividends in the amount of $0.15 per Class A and Common share, amounting to total dividends declared during fiscal 2017 of $0.60 per share.

On July 18, 2018, the Board of Directors declared a cash dividend of $0.15 per Class A and Common share in respect of the first quarter of fiscal 2019. This dividend is payable on September 17, 2018 to shareholders of record on August 31, 2018. All dividends have been in compliance with the Company’s debt covenants.

Share purchases: During fiscal 2018, the Company repurchased 722,796 Common shares on the open market at an average price paid per share of $37.66 for a total cost of approximately $27.2 million, pursuant to a share buy-back program authorized by the Board of Directors. During fiscal 2017, pursuant to the same share buy-back program, the Company repurchased 179,394 Common shares on the open market at an average price paid per share of $38.80 for a total cost of approximately $6.9 million.

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended May 31, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value in millions) that may yet be purchased under the plans or programs (i)
March 1, 2018 through March 31, 2018	56,144	$36.56	56,144	$61.4
April 1, 2018 through April 30, 2018	674	$38.00	674	$61.4
May 1, 2018 through May 31, 2018	—	$—	—	$61.4
Total	56,818		56,818	$61.4

(i) Total represents the amount remaining under the Board authorization for Common share repurchases on July 22, 2015 and the current $50.0 million Board authorization for Common share repurchases announced on March 21, 2018, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions.

Stock Price Performance Graph

The graph below matches the Corporation’s cumulative 5-year total shareholder return on Common Stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies that includes Pearson PLC, John Wiley & Sons Inc. and Houghton Mifflin Harcourt. The graph tracks the performance of a $100 investment in the Corporation’s Common Stock, in the index and in the peer group (with the reinvestment of all dividends) from June 1, 2013 to May 31, 2018. Houghton Mifflin Harcourt was added to the peer group on November 14, 2013, which was the first day its shares traded on the NASDAQ stock exchange.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Scholastic Corporation, the NASDAQ Composite Index
and a Peer Group
*$100 invested on 5/31/13 in stock or index, including reinvestment of dividends.

	Fiscal year ending May 31,
	2013	2014	2015	2016	2017	2018
Scholastic Corporation	$100.00	$107.37	$152.28	$135.76	$149.98	$161.08
NASDAQ Composite Index	100.00	122.76	146.71	143.18	179.36	215.34
Peer Group	100.00	115.54	130.57	91.75	76.25	100.01

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 | Selected Financial Data

(Amounts in millions, except per share data) For fiscal years ended May 31,
	2018	2017	2016	2015	2014
Statement of Operations Data:
Total revenues	$1,628.4	$1,741.6	$1,672.8	$1,635.8	$1,561.5
Cost of goods sold (1)	744.6	814.5	762.3	758.5	725.0
Selling, general and administrative expenses (exclusive of depreciation and amortization) (2)	763.2	777.5	773.6	765.6	726.0
Depreciation and amortization	43.9	38.7	38.9	47.9	60.3
Severance (3)	9.9	14.9	11.9	9.6	10.5
Asset impairments (4)	11.2	6.8	14.4	15.8	28.0
Operating income	55.6	89.2	71.7	38.4	11.7
Interest (income) expense, net	(1.1)	1.0	1.1	3.5	6.9
Other components of net periodic benefit (cost) (5)	(58.2)	(0.3)	(4.1)	(5.5)	(1.3)
Gain (loss) on investments and other (6)	0.0	—	2.2	0.5	(5.8)
Earnings (loss) from continuing operations before income taxes	(1.5)	87.9	68.7	29.9	(2.3)
Provision (benefit) for income taxes (7)	3.5	35.4	24.7	14.4	(15.6)
Earnings (loss) from continuing operations	(5.0)	52.5	44.0	15.5	13.3
Earnings (loss) from discontinued operations, net of tax	—	(0.2)	(3.5)	279.1	31.1
Net income (loss)	(5.0)	52.3	40.5	294.6	44.4
Share Information:
Earnings (loss) from continuing operations:
Basic	$(0.14)	$1.51	$1.29	$0.47	$0.42
Diluted	$(0.14)	$1.48	$1.26	$0.46	$0.41
Earnings (loss) from discontinued operations:
Basic	$—	$(0.00)	$(0.11)	$8.53	$0.97
Diluted	$—	$(0.01)	$(0.10)	$8.34	$0.95
Net income (loss):
Basic	$(0.14)	$1.51	$1.18	$9.00	$1.39
Diluted	$(0.14)	$1.47	$1.16	$8.80	$1.36
Weighted average shares outstanding - basic	35.0	34.7	34.1	32.7	32.0
Weighted average shares outstanding - diluted	35.0	35.4	34.9	33.4	32.5
Dividends declared per common share	$0.600	$0.600	$0.600	$0.600	$0.575
Balance Sheet Data:
Working Capital	$512.5	$583.4	$571.8	$562.4	$233.2
Cash and cash equivalents	391.9	444.1	399.7	506.8	20.9
Total assets	1,825.4	1,760.4	1,713.1	1,822.3	1,528.5
Long-term debt (excluding capital leases)	—	—	—	—	120.0
Total debt	7.9	6.2	6.3	6.0	135.8
Long-term capital lease obligations	6.2	6.5	7.5	0.4	—
Total capital lease obligations	7.5	7.6	8.6	0.7	—

Total stockholders’ equity	1,320.8	1,307.9	1,257.6	1,204.9	915.4

(1)
In fiscal 2018, the Company recognized pretax costs related to branch warehouse consolidation in Canada of $0.1. In fiscal 2017, the Company recognized pretax exit costs related to its software distribution business in Australia of $0.5. In fiscal 2015, the Company recognized a pretax charge of $1.5 related to a warehouse optimization project in Canada and a $0.4 pretax charge related to unabsorbed burden associated with the former educational technology and services business. In fiscal 2014, the Company recognized a pretax charge of $2.4 for royalties related to Storia® operating system-specific apps that are no longer supported and a $0.3 pretax charge related to unabsorbed burden associated with the former educational technology and services business.

(2)
In fiscal 2018, the Company recognized pretax share-based compensation charges of $0.7 due to the accelerated vesting of certain awards. In fiscal 2016, the Company recognized a pretax charge of $1.5 related to a branch consolidation project in the Company's book fairs operations. In fiscal 2015, the Company recognized a pretax charge of $15.4 related to unabsorbed burden associated with the former educational technology and services business and a $0.4 pretax charge related to the relocation of the Company's Klutz® division. In fiscal 2014, the Company recognized a pretax charge of $15.9 related to unabsorbed burden associated with the former educational technology and services business and a pretax charge of $1.0 related to Storia operating system-specific apps.

(3)
In fiscal 2018, the Company recognized pretax severance expense of $7.4 primarily related to cost reduction and restructuring programs. In fiscal 2017, the Company recognized pretax severance expense of $12.9 as part of cost reduction programs. In fiscal 2016, the Company recognized pretax severance expense of $9.5 as part of cost reduction and restructuring programs. In fiscal 2015, the Company recognized pretax severance expense of $8.9 as part of cost reduction and restructuring programs. In fiscal 2014, the Company recognized pretax severance expense of $9.9 as part of a cost savings initiative.

(4)
In fiscal 2018, the Company recognized pretax impairment charges of $11.0 related to legacy building improvements and a pretax impairment charge of $0.2 related to book fairs trucks. In fiscal 2017, the Company recognized a pretax impairment charge related to certain website development assets of $5.7 and certain legacy prepublication assets of $1.1. In fiscal 2016, the Company recognized a pretax impairment charge of $7.5 related to legacy building improvements in connection with the Company's headquarters renovation and a pretax charge of $6.9 for certain legacy prepublication assets. In fiscal 2015, the Company recognized a pretax impairment charge of $8.3 in connection with the restructuring of the Company's media and entertainment businesses, a $4.6 pretax impairment charge related to the discontinuation of certain outdated technology platforms and a $2.9 pretax impairment charge associated with the closure of the retail store located at the Company headquarters in New York City. In fiscal 2014, the Company recognized a pretax impairment charge of $14.6 for assets related to Storia operating system-specific apps and a pretax impairment charge of $13.4 related to goodwill associated with the book clubs reporting unit in the Children's Book Publishing and Distribution segment.

(5)
In fiscal 2018, the Company recognized pretax charges related to the final settlement of the Company's domestic defined benefit pension plan of $57.3. In fiscal 2015, the Company recognized a pretax pension settlement charge of $4.3. In fiscal 2014, the Company recognized a pretax pension settlement charge of $1.7.

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

(7)
In fiscal 2018, the Company recognized a benefit for income taxes on certain pretax charges of $26.5, partly offset by $5.7 of income tax provision related to the remeasurement of the Company's U.S. deferred tax balance in connection with the Tax Cuts and Jobs Act of 2017. In fiscal 2017, the Company recognized a benefit for income taxes on certain pretax charges of $7.8. In fiscal 2016, the Company recognized a benefit for income taxes on certain pretax charges of $10.3. In fiscal 2015, the Company recognized a benefit for income taxes on certain pretax charges of $18.3. In fiscal 2014, the Company recognized previously unrecognized tax positions resulting in a benefit of $13.8, inclusive of interest, as a result of a settlement with the Internal Revenue Service related to the audits for the fiscal years ended May 31, 2007, 2008 and 2009, along with a benefit for income taxes on certain pretax charges of $25.4.

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

Overview and Outlook

Revenues from continuing operations in fiscal 2018 were $1.63 billion, a decrease of 6.5% from $1.74 billion in fiscal 2017, reflecting lower sales in the Company's Children's Book Publishing and Distribution segment of $90.6 million, due to the prior fiscal year's higher sales of new Harry Potter-related titles, decreased revenues in the Education segment of $15.4 million, lower local currency revenues in the International segment of $19.5 million, partially offset by a favorable impact of foreign exchange of $12.3 million. Loss from continuing operations per diluted share was $0.14 for the fiscal year ended May 31, 2018, compared to Earnings from continuing operations per diluted share of $1.48 in the prior fiscal year.

In fiscal 2018, the Company experienced lower revenues and operating income following the prior fiscal year's strong sales of the best-selling title, Harry Potter and the Cursed Child, Parts One and Two. This was partially offset by higher sales of core publishing titles within the trade channels bolstered by top-selling titles across the genres of early years, graphic novels, series publishing and young adult, including Dav Pilkey's Dog Man, I Survived, Five Nights at Freddy's, Wings of Fire and Peppa Pig. The Company expanded the sales force within the Education segment and broadened the publishing program, including the development of a complete Pre-K to 6 core reading program, Scholastic Literacy, which is expected to drive sales beginning in fiscal 2020. The Company completed the previously reported termination of the U.S. defined benefit pension plan resulting in a non-cash pre-tax settlement expense of $57.3 million and also finished the major office renovation of the Company's headquarters building, adding capacity and technology enhancements. The Company is now completing new high-value retail space for tenanting in fiscal 2019 and beyond. The Company also continued to invest in new publishing and productivity-focused technologies under the Scholastic 2020 plan. As part of the Scholastic 2020 plan, the Company has modernized the technology infrastructure from fixed to variable cost cloud-based models, resulting in lower technology operating costs and a scalable infrastructure to grow and contract based on need. These new systems have also expanded the Company's business intelligence and workflow capabilities, and improved the internal tools and platforms used for content publishing and digital asset management.

In fiscal 2019, the scope of the Scholastic 2020 plan will continue with the launch of the new customer relationship management ("CRM") system supporting over 300 field sales personnel in the book fairs channel and the integration of the CRM system in the Education segment to improve access to customer data. The Company will also continue to simplify online content channels and online stores. In fiscal 2019, the Company will continue the transformation of the supply chain processes, targeting a reduction in operating costs across distribution, fulfillment, customer service and procurement.

Over the next three fiscal years, the Company expects to grow operating income through both targeted revenue growth and lower operating costs and is committed to delivering improvements in operating margins using new Scholastic 2020 work streams to leverage technology to enhance marketing efficiency, as well as upgrade business processes, with the goal of reducing costs and offsetting inflationary pressures. Revenue growth of the next three fiscal years is projected in the education and trade channels, underpinned by new publishing. More targeted revenue growth in the book clubs channel, the book fairs channel, and internationally is also expected as the Company utilizes new transformative technology investments to launch products in a more efficient manner, expand its existing customer relationships and target new customers more effectively. The Company will continue the multi-year investments in strategic technology programs in alignment with the Scholastic 2020 plan, which are expected to impact both cash flows and Net income in fiscal 2019, as a portion of these investments will be expensed and impact the Company's Operating income. Additional capital investment will result in higher future levels of depreciation from the building improvements and technology platforms placed in service.

Critical Accounting Policies and Estimates

General:

The Company’s discussion and analysis of its financial condition and results of operations is based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, future expectations and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable; sales returns; amortization periods; stock-based compensation expense; pension and other postretirement obligations; tax rates; recoverability of inventories; deferred income taxes and tax reserves; the timing and amount of future income taxes and related deductions; fixed assets; prepublication costs; royalty advance reserves; customer reward programs; and the fair value of goodwill and other intangibles. For a complete description of the Company’s significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this Report. The following policies and account descriptions include all those identified by the Company as critical to its business operations and the understanding of its results of operations:

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

Trade – Revenue from the sale of children’s books for distribution in the retail channel is primarily recognized when risks and benefits transfer to the customer, or when the product is on sale and available to the public. For newly published titles, the Company, on occasion, contractually agrees with its customers when the publication may be first offered for sale to the public, or an agreed upon “Strict Laydown Date.” For such titles, the risks and benefits of the publication are not deemed to be transferred to the customer until such time that the publication can contractually be sold to the public, and the Company defers revenue on sales of such titles until such time as the customer is permitted to sell the product to the public. Revenue for ebooks, which generally is the net amount received from the retailer, is recognized upon electronic delivery to the customer by the retailer.

A reserve for estimated returns is established at the time of sale and recognized as a reduction to revenue. Actual returns are charged to the reserve as received. Reserves for returns are based on historical return rates, sales patterns, type of product and expectations. In order to develop the estimate of returns that will be received subsequent to May 31, 2018, management considers patterns of sales and returns in the months preceding May 31, 2018, as well as actual returns received subsequent to year end, available customer and market specific data and other return rate information that management believes is relevant. Actual returns could differ from the Company’s estimate. A one percentage point change in the estimated reserve for returns rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2018 of approximately $1.5 million.

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

Accounts receivable:

Accounts receivable are recognized net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. Reserves for returns are based on historical return rates, sales patterns, type of product and expectations. In order to develop the estimate of returns that will be received subsequent to May 31, 2018, management considers patterns of sales and returns in the months preceding May 31, 2018, as well as actual returns received subsequent to year end, available customer and market specific data and other return rate information that management believes is relevant. Reserves for estimated bad debts are established at the time of sale and are based on an evaluation of accounts receivable aging, and, where applicable, specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience to estimate the ultimate collectability of these receivables. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. A one percentage point change in the estimated bad debt reserve rates, which are applied to the accounts receivable aging, would have resulted in an increase or decrease in operating income for the year ended May 31, 2018 of approximately $2.3 million.

Inventories:

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or market. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates by channel and the sales patterns of its products, and specifically identified obsolete inventory. The impact of a one percentage point change in the obsolescence reserve rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2018 of approximately $3.5 million.

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

Employee Benefit Plan Obligations:

The rate assumptions discussed below impact the Company’s calculations of its UK pension and U.S. postretirement obligations. The rates applied by the Company are based on the UK pension plan asset portfolio's past average rates of return, discount rates and actuarial information. Any change in market performance, interest rate performance, assumed health care cost trend rate and compensation rates could result in significant changes in the Company’s UK pension plan and U.S. postretirement obligations. The U.S. Pension Plan was terminated in fiscal 2018.

Pension obligations

UK Pension Plan
The Company’s UK Pension Plan calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and interest cost component of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increases is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost component of net periodic pension costs.

U.S. Pension Plan
The Company's U.S. Pension Plan was terminated in fiscal 2018. There are no actuarial assumptions reflected in any U.S. Pension Plan estimates and there is no ongoing net periodic benefit cost.

Other Postretirement benefits

The Company provides postretirement benefits, consisting of healthcare and life insurance benefits, to eligible retired United States-based employees. The postretirement medical plan benefits are funded on a pay-as-you-go basis, with the employee paying a portion of the premium and the Company paying the remainder. The existing benefit obligation is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the service and interest cost component of net periodic postretirement benefit cost. The assumed health care cost trend rate is used in the measurement of the long-term expected increase in medical claims.

A one percentage point change in the discount rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2018 of less than $0.1 million and approximately $0.7 million, respectively. The assumed health care cost trend rate is used in the measurement of the long-term expected increase in medical claims. A one percentage point change in the health care cost trend rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2018 of approximately $0.1 million. A one percentage point change in the health care cost trend rate would have resulted in an increase or decrease in the postretirement benefit obligation as of May 31, 2018 of approximately $2.8 million and $2.4 million, respectively.

Equity Awards:

Stock-based compensation – The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recognizes the cost on a straight-line basis over an award’s requisite service period, which is generally the vesting period, except for the grants to retirement-eligible employees, based on the award’s fair value at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model requires management to make significant judgments and estimates. The use of different assumptions and estimates in the option-pricing model could have a material impact on the estimated fair value of option grants and the related expense. The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term is determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield is based on actual dividends paid or to be paid by the Company. The volatility is estimated based on historical volatility corresponding to the expected life. The fair value of restricted stock units are assumed to be the per share market price of the Company's stock as of the date of grant. Performance-based equity awards are measured at the present value of awards expected to vest, using the Company's incremental borrowing rate. The cost is recognized ratably over the service period and is assessed periodically based on the likelihood of achievement of the performance goals.

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

The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested. Any required adjustment to the income tax provision would be reflected in the period that the Company changes this assessment.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law resulting in a significant change in the framework for U.S. corporate taxes. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The re-measurement of the Company's U.S. deferred tax balances, any transition tax and interpretation of the new law is provisional subject to clarifications of the new legislation and final calculations. Any future changes to the Company’s provisional estimates, related to the Act, will be reflected as a change in estimate in the period in which the change in estimate is made in accordance with Accounting Standards Update ("ASU") 2018-05 Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts.

The Act also subjects a U.S. shareholder to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company is still evaluating the effects of the GILTI provisions and has not yet determined an accounting policy or a reasonable estimate of a potential impact (if any). The Company has not reflected any adjustments related to GILTI in the financial statements. The accounting policy election impacts tax years beginning after December 31, 2017 which would be effective for the Company in fiscal 2019.

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

On June 21, 2018, the U.S. Supreme Court issued its opinion in South Dakota v. Wayfair, Inc. et al., reversing prior precedent, in particular Quill Corp. v. North Dakota (1992), which held that states could not constitutionally require retailers to collect and remit sales or use taxes in respect to mail order or internet sales made to residents of a state in the absence of the retailer having a physical presence in the taxing state. This ruling could potentially impact the Company, primarily in respect to sales made through its school book club channel, as well as certain sales made through its ecommerce internet sites, to residents in states that the Company had not previously remitted sales or use taxes based on its having no physical presence in such states. See Note 5, "Commitments and Contingencies" for additional information.

Results of Operations

(Amounts in millions, except per share data)
For fiscal years ended May 31,

	2018		2017		2016
	$	% (1)	$	% (1)	$	% (1)
Revenues:
Children’s Book Publishing and Distribution	$961.5	59.0	$1,052.1	60.4	$1,000.9	59.8
Education	297.3	18.3	312.7	18.0	299.7	17.9
International	369.6	22.7	376.8	21.6	372.2	22.3
Total revenues	1,628.4	100.0	1,741.6	100.0	1,672.8	100.0
Cost of goods sold (2)	744.6	45.7	814.5	46.8	762.3	45.6
Selling, general and administrative expenses (exclusive of depreciation and amortization) (3)	763.2	46.9	777.5	44.6	773.6	46.2
Depreciation and amortization	43.9	2.7	38.7	2.2	38.9	2.3
Severance (4)	9.9	0.6	14.9	0.9	11.9	0.7
Asset impairments (5)	11.2	0.7	6.8	0.4	14.4	0.9
Operating income	55.6	3.4	89.2	5.1	71.7	4.3
Interest income	3.1	0.2	1.4	0.1	1.1	0.1
Interest expense	(2.0)	(0.1)	(2.4)	(0.2)	(2.2)	(0.1)
Other components of net periodic benefit (cost) (6)	(58.2)	(3.6)	(0.3)	(0.0)	(4.1)	(0.3)
Gain (loss) on investments and other (7)	0.0	0.0	—	—	2.2	0.1
Earnings (loss) from continuing operations before income taxes	(1.5)	(0.1)	87.9	5.0	68.7	4.1
Provision (benefit) for income taxes (8)	3.5	0.2	35.4	2.0	24.7	1.5
Earnings (loss) from continuing operations	(5.0)	(0.3)	52.5	3.0	44.0	2.6
Earnings (loss) from discontinued operations, net of tax	—	—	(0.2)	(0.0)	(3.5)	(0.2)
Net income (loss)	$(5.0)	(0.3)	$52.3	3.0	$40.5	2.4
Earnings (loss) per share:
Basic:
Earnings (loss) from continuing operations	$(0.14)		$1.51		$1.29
Earnings (loss) from discontinued operations	$—		$(0.00)		$(0.11)
Net income (loss)	$(0.14)		$1.51		$1.18
Diluted:
Earnings (loss) from continuing operations	$(0.14)		$1.48		$1.26
Earnings (loss) from discontinued operations	$—		$(0.01)		$(0.10)
Net income (loss)	$(0.14)		$1.47		$1.16

(1)	Represents percentage of total revenues.

(2)
In fiscal 2018, the Company recognized pretax costs associated with the consolidation of a Canadian book fair warehouse of $0.1. In fiscal 2017, the Company recognized pretax exit costs related to its software distribution business in Australia of $0.5.

(3)
In fiscal 2018, the Company recognized pretax share-based compensation charges of $0.7 due to the accelerated vesting of certain awards. In fiscal 2016, the Company recognized a pretax charge of $1.5 related to a branch consolidation project in the Company's book fairs operations.

(4)
In fiscal 2018, the Company recognized pretax severance of $7.4 primarily related to cost reduction and restructuring programs. In fiscal 2017, the Company recognized pretax severance expense of $12.9 as part of cost reduction programs. In fiscal 2016, the Company recognized pretax severance expense of $9.5 as part of cost reduction and restructuring programs.

(5)
In fiscal 2018, the Company recognized pretax impairment charges of $11.0 related to legacy building improvements and a pretax impairment charge of $0.2 related to book fairs trucks. In fiscal 2017, the Company recognized pretax impairment charges related to certain website development assets of $5.7 and certain legacy prepublication assets of $1.1. In fiscal 2016, the Company recognized a pretax impairment charge of $7.5 related to legacy building improvements in connection with the Company's headquarters renovation and a pretax charge of $6.9 for certain legacy prepublication assets.

(6)	In fiscal 2018, the Company recognized pretax charges related to the settlement of the Company's domestic defined benefit pension plan of $57.3.

(7)	In fiscal 2016, the Company recognized a pretax gain of $2.2 on the sale of a China-based cost method investment.

(8)
In fiscal 2018, the Company recognized a benefit for income taxes on certain pretax charges of $26.5, partly offset by $5.7 of income tax provision related to the remeasurement of the Company's U.S. deferred tax balance in connection with the passage of the Tax Cuts and Jobs Act of 2017. In fiscal 2017, the Company recognized a benefit for income taxes on certain pretax charges of $7.8. In fiscal 2016, the Company recognized a benefit for income taxes on certain pretax charges of $10.3.

Results of Operations – Consolidated

Fiscal 2018 compared to fiscal 2017

Continuing Operations

Revenues from continuing operations for the fiscal year ended May 31, 2018 decreased by $113.2 million, or 6.5%, to $1,628.4 million, compared to $1,741.6 million in the prior fiscal year. The decrease in revenues was primarily due to lower sales of Harry Potter publishing, frontlist and backlist compared to the prior fiscal year, which included the release of Harry Potter and the Cursed Child, Parts One and Two, as well as the screen play of the Fantastic Beasts and Where to Find Them. Within the Children’s Book Publishing and Distribution segment, revenues from the trade channel decreased $84.3 million primarily due to lower Harry Potter-related sales, and lower revenues in the book club channel of $11.5 million, were partially offset by higher revenues in the book fairs channel of $5.2 million, primarily driven by higher revenue per fair. The Education segment revenues decreased $15.4 million, due in part to a shift in customer buying patterns for leveled book room and guided reading products. Local currency revenues in the International segment decreased $19.5 million, primarily driven by lower Harry Potter-related sales in Canada and certain export markets and lower sales in the Asia direct sales channel, partially offset by higher core trade channel sales of other titles in Canada, the UK, Australia and Asia. The decrease in international revenues was partly offset by favorable foreign currency exchange of $12.3 million, driven by the weakening of the U.S. dollar.

Components of Cost of goods sold for fiscal years 2018, 2017 and 2016 are as follows:

	($ amounts in millions)
	2018	% of revenue	2017	% of revenue	2016	% of revenue
Product, service and production costs	$409.1	25.1%	$432.6	24.8%	$432.4	25.8%
Royalty costs	103.6	6.4	146.4	8.4	92.0	5.5
Prepublication and production amortization	21.9	1.3	23.5	1.3	27.1	1.6
Postage, freight, shipping, fulfillment and all other costs	210.0	12.9	212.0	12.3	210.8	12.7
Total cost of goods sold	$744.6	45.7%	$814.5	46.8%	$762.3	45.6%

Cost of goods sold as a percentage of revenue for the fiscal year ended May 31, 2018 was 45.7%, compared to 46.8% in the prior fiscal year. The decrease in Cost of goods sold as a percentage of revenue was primarily due to the lower royalty costs associated with the decrease in sales of Harry Potter-related titles and favorable product mix in the book fair channel, partially offset by the unfavorable impact lower revenues had on fixed costs and a favorable inventory adjustment in the book club channel that yielded lower costs in the prior fiscal year.

Selling, general and administrative expenses for the fiscal year ended May 31, 2018 were $763.2 million, compared to $777.5 million in the prior fiscal year. The decrease was primarily related to lower employee-related expenses due in part to favorable medical claims experience and lower incentive compensation, and a decrease in costs in the book club channel as a result of lower marketing expenses. This was partially offset by increased salaries and related costs for the expansion of the sales and marketing organizations supporting curriculum publishing in the Education segment.

Depreciation and amortization expenses for the fiscal year ended May 31, 2018 were $43.9 million, compared to $38.7 million in the prior fiscal year. The increase was primarily attributable to capitalized strategic technology investments and assets related to the redesign and upgrade of the Company's headquarters in New York City which were placed into service during fiscal 2018 which resulted in an increase in depreciation expense. A majority of the capital improvements to the Company's headquarters in New York City were completed in fiscal 2018, however,additional assets will be placed into service resulting in additional depreciation expense in future periods.

Severance expense of $9.9 million in fiscal 2018 included charges of $7.4 million primarily related to cost reduction and restructuring programs. Severance expense of $14.9 million in fiscal 2017 included $12.9 million related to cost reduction and restructuring programs.

Asset impairments for the fiscal year ended May 31, 2018 were $11.2 million, compared to $6.8 million in the prior fiscal year. In fiscal 2018, the Company recognized impairment charges of $11.0 million on the abandonment of legacy building improvements in connection with the Company's renovation of its headquarters location in New York City and an impairment charge of $0.2 million related to book fair trucks. In fiscal 2017, the Company recognized impairment charges related to certain website development assets of $5.7 million and certain legacy prepublication assets of $1.1 million.

For the fiscal year ended May 31, 2018, net interest income was $1.1 million, compared to net interest expense of $1.0 million in the prior fiscal year. The increase in net interest income was primarily driven by higher interest rates associated with the Company's cash and cash equivalents balances, while net interest expense remained relatively flat due to the absence of long-term debt.

For the fiscal year ended May 31, 2018, the Company recognized final settlement charges of $57.3 million in Other components of net periodic benefit (cost), related to the settlement of the U.S Pension Plan and the related purchase of insurance company group annuity contracts. The U.S. Pension Plan's asset balance was sufficient to fund the purchase of these insurance contracts as well as any remaining benefit obligations and plan-related operating expenses, with no additional cost to the Company as the plan sponsor. Any remaining plan-related operating expenses will be paid in fiscal 2019 with no additional cost to the Company.
The Company’s effective tax rate for the fiscal year ended May 31, 2018 was 233.3%, compared to 40.3% in the prior fiscal year. The change in the effective tax rate was primarily driven by an increase in income tax provision related to the remeasurement of the Company's U.S. deferred tax balance in connection with the passage of the Tax Cuts and Jobs Act, resulting in a tax provision expense of $5.7 million. See Note 10 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data” for further information.

Loss from continuing operations for fiscal 2018 increased by $57.5 million to $5.0 million, compared to Earnings from continuing operations of $52.5 million in fiscal 2017. The basic and diluted loss from continuing operations per share of Class A Stock and Common Stock were $0.14 and $0.14, respectively, in fiscal 2018, compared to basic and diluted earnings from continuing operations per share of Class A Stock and Common Stock of $1.51 and $1.48, respectively, in fiscal 2017.

Fiscal 2017 compared to fiscal 2016

Continuing Operations

Revenues from continuing operations for the fiscal year ended May 31, 2017 increased by $68.8 million, or 4.1%, to $1,741.6 million, compared to $1,672.8 million in the prior fiscal year. Within the Children’s Book Publishing and Distribution segment, revenues from the trade channel increased $96.2 million, primarily driven on the strength of Harry Potter publishing, frontlist and backlist, including, in particular, Harry Potter and the Cursed Child, Parts One and Two, as well as the screen play of the Fantastic Beasts and Where to Find Them film released in November 2016. This was partially offset by lower revenues in the book club and book fairs channels of $33.0 million and $12.0 million, respectively, primarily driven by fewer book club sponsors and a lower number of fairs. The Education segment revenues increased $13.0 million driven by strong 2017 fiscal year fourth quarter sales of literacy initiatives, particularly family and community engagement and summer reading programs, as well as higher professional development and services revenue. Local currency revenues in the International segment increased $14.1 million, primarily driven by the strength of the new Harry Potter publishing in Canada and certain export markets, as well as sales gains in the trade and fairs channels in the Company's major international markets. The Company's increased international revenues were partially offset by unfavorable foreign currency exchange of $9.5 million, primarily driven by the strengthening of the U.S. dollar against the British pound.
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

Selling, general and administrative expenses for the fiscal year ended May 31, 2017 remained relatively flat at $777.5 million, compared to $773.6 million in the prior fiscal year. Fiscal 2017 included higher employee-related expenses, primarily due to the impact of a wage improvement program for employees in the U.S. distribution centers of $9.2 million, higher spending on strategic technology platforms for new enterprise-wide customer and content management systems and the migration to software as a service ("SaaS") and cloud-based technology solutions, combined with increased spending on Company websites, as well as additions to the sales management team in the Education segment, offset by lower book club channel promotion and catalog costs of $8.5 million and a reduction of $1.5 million in expenses due to a warehouse optimization project in the Company's book fairs operations in fiscal 2016.

Depreciation and amortization expenses for the fiscal year ended May 31, 2017 remained relatively flat at $38.7 million compared to $38.9 million in the prior fiscal year. The fiscal 2016 impairment of certain legacy prepublication assets drove lower depreciation expense in fiscal 2017, and was partially offset by higher depreciation expense from certain strategic technology platforms that went live in fiscal 2017.

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

The Company’s effective tax rate for the fiscal year ended May 31, 2017 was 40.3%, compared to 36.0% in the prior fiscal year. The increase in the effective tax rate in fiscal 2017 was primarily driven by the settlement of a tax position with the IRS in the prior fiscal period which drove a lower effective rate in fiscal 2016.

Earnings from continuing operations for fiscal 2017 increased by $8.5 million to $52.5 million, compared to $44.0 million in fiscal 2016. The basic and diluted earnings from continuing operations per share of Class A Stock and Common Stock were $1.51 and $1.48, respectively, in fiscal 2017, compared to $1.29 and $1.26, respectively, in fiscal 2016.

Discontinued Operations

Loss from discontinued operations, net of tax, for the fiscal year ended May 31, 2017 was $0.2 million, compared to a Loss from discontinued operations, net of tax, of $3.5 million in the prior fiscal year. The basic and diluted loss from discontinued operations per share of Class A Stock and Common Stock were less than $0.01 and $0.01 per basic and diluted share, respectively, in fiscal 2017 compared to basic and diluted loss from discontinued operations per share of Class A Stock and Common Stock of $0.11 and $0.10, respectively, in fiscal 2016. The Company did not discontinue any operations in fiscal 2017.

The resulting net income for fiscal 2017 was $52.3 million, or $1.51 and $1.47 per basic and diluted share, respectively, compared to net income of $40.5 million, or $1.18 and $1.16 per basic and diluted share, respectively, in fiscal 2016.

Results of Operations – Segments

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

($ amounts in millions)				2018 compared to 2017		2017 compared to 2016
	2018	2017	2016	$ change	% change	$ change	% change
Revenues	$961.5	$1,052.1	$1,000.9	$(90.6)	-8.6%	$51.2	5.1%
Cost of goods sold	407.9	462.1	415.9	(54.2)	-11.7	46.2	11.1
Other operating expenses *	447.8	446.9	464.4	0.9	0.2	(17.5)	(3.8)
Asset impairments	0.2	—	—	0.2	100.0	—	N/A
Operating income (loss)	$105.6	$143.1	$120.6	$(37.5)	(26.2)%	$22.5	18.7%
Operating margin	11.0%	13.6%	12.0%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Fiscal 2018 compared to fiscal 2017

Revenues for the fiscal year ended May 31, 2018 decreased by $90.6 million to $961.5 million, compared to $1,052.1 million in the prior fiscal year. Trade channel revenues decreased $84.3 million, primarily due to the prior fiscal year's success of new Harry Potter-related publishing, particularly Harry Potter and the Cursed Child, Parts One and Two, partially offset by the strong performance of other titles from the Company's core publishing list driven by popular titles from Dav Pilkey's Dog Man and Captain Underpants series, the Wings of Fire series, and The Baby-Sitters Club® Graphix series, as well as higher sales of the Company's Klutz activity books such as Lego® Chain Reactions and Lego® Make Your Own Movie. Book club channel revenues decreased $11.5 million primarily due to lower revenue per sponsor. Book fairs channel revenues increased $5.2 million in fiscal 2018 resulting from higher revenue per fair of approximately 2%.

Cost of goods sold for the fiscal year ended May 31, 2018 was $407.9 million, or 42.4% of revenues, compared to $462.1 million, or 43.9% of revenues, in the prior fiscal year. The decrease in cost of goods sold as a percentage of revenue was primarily driven by lower royalty costs in the trade channel, mainly associated with lower sales of Harry Potter-related titles, and favorable product mix in the book fairs channel. This was partially offset by a favorable inventory adjustment in the book club channel that yielded lower costs in the prior fiscal year.

Other operating expenses were $447.8 million for the fiscal year ended May 31, 2018, compared to $446.9 million in the prior fiscal year. The increase was primarily related to costs associated with the rollout of a new point-of-sale system in the book fair channel, partially offset by lower costs in the book club channel as a result of lower marketing expenses, enabled by technology improvements and improved efficiencies in customer service and fulfillment.

Asset impairments of $0.2 million for the fiscal year ended May 31, 2018 related to the impairment of trucks in the book fairs channel.

Segment operating income for the fiscal year ended May 31, 2018 was $105.6 million, compared to $143.1 million in the prior fiscal year. The decrease in operating income was primarily driven by the lower Harry Potter-related sales in the trade channel.

Fiscal 2017 compared to fiscal 2016

Revenues for the fiscal year ended May 31, 2017 increased by $51.2 million to $1,052.1 million, compared to $1,000.9 million in the prior fiscal year. Trade channel revenues increased $96.2 million, primarily due to higher trade publishing sales of $94.9 million. The increase in trade publishing revenues in fiscal 2017 was primarily driven by the strength of Harry Potter publishing, frontlist and backlist including, in particular, Harry Potter and the Cursed Child, Parts One and Two, as well as the screen play of the Fantastic Beasts and Where to Find Them film released in November 2016. Continued sales of other bestselling series, including Wings of Fire, The Baby-Sitters Club® Graphix and Star Wars: Jedi Academy, and the success of popular new releases including Dog Man and Dog Man Unleashed by Dav Pilkey, Ghosts by Raina Telgemeier, and Five Nights at Freddy's: The Silver Eyes by Scott Cawthorn and Kira Breed-Wrisley, also drove the higher revenues, which were partially offset by lower fiscal 2017 sales of Minecraft titles. Book club channel revenues decreased $33.0 million due to lower teacher sponsor levels, as well as lower revenue per event and per sponsor, in fiscal 2017. Book fairs channel revenues decreased $12.0 million resulting from a 9% reduction in fairs held during the fiscal period, reflecting in part the fiscal 2017 strategy to reduce the number of lower margin fairs, partially offset by the higher revenue per fair of approximately 7%.

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
Other operating expenses were $446.9 million for the fiscal year ended May 31, 2017, compared to $464.4 million in the prior fiscal year. The decrease in fiscal 2017 was primarily due to a reduction in book club channel promotion and catalog costs of $8.5 million, approximately $4.4 million in lower depreciation expense driven by the impairment in fiscal year 2016 of certain legacy prepublication assets. Also a reduction of $1.5 million in expenses related to a warehouse optimization project in the Company's book fairs operations in the prior fiscal year period was partially offset by higher promotional spending in the trade channel due to the new Harry Potter titles and the impact of the wage improvement program for employees in the U.S. distribution centers in fiscal 2017.
Segment operating income for the fiscal year ended May 31, 2017 was $143.1 million, compared to $120.6 million in the prior fiscal year. The increase in operating income was primarily driven by the higher sales of Harry Potter titles, partially offset by lower book club and book fair channel revenues and higher cost of goods sold.
EDUCATION

($ amounts in millions)				2018 compared to 2017		2017 compared to 2016
	2018	2017	2016	$ change	% change	$ change	% change
Revenues	$297.3	$312.7	$299.7	$(15.4)	-4.9%	$13.0	4.3%
Cost of goods sold	97.9	103.2	101.5	(5.3)	(5.1)	1.7	1.7
Other operating expenses *	165.3	157.7	148.5	7.6	4.8	9.2	6.2
Asset impairments	—	1.1	6.9	(1.1)	(100.0)	(5.8)	(84.1)
Operating income (loss)	$34.1	$50.7	$42.8	$(16.6)	-32.7%	$7.9	18.5%
Operating margin	11.5%	16.2%	14.3%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Fiscal 2018 compared to fiscal 2017

Revenues for the fiscal year ended May 31, 2018 decreased by $15.4 million to $297.3 million, compared to $312.7 million in the prior fiscal year, primarily driven by $15.5 million in lower sales due in part to a shift in customer buying patterns for leveled book room and guided reading products, partially offset by higher revenues from professional learning offerings as well as revenues from the Company's new strategic support program for struggling readers, Scholastic EDGE™. Revenues also decreased by $0.5 million due to fewer custom publishing programs when compared to the prior fiscal year. This was partially offset by $0.6 million in higher revenues related to classroom magazines. The fiscal 2018 increase in classroom magazines was partially offset by the lower election material sales due to the fiscal 2017 U.S. presidential election.

Cost of goods sold for the fiscal year ended May 31, 2018 was $97.9 million, or 32.9% of revenue, compared to $103.2 million, or 33.0% of revenue, in the prior fiscal year. Cost of goods sold as percentage of revenue remained relatively consistent due to favorable product mix driven by teaching resources and digital products as well as fewer customer publishing programs. This was partially offset by the unfavorable impact lower revenues had on fixed costs.

Other operating expenses were $165.3 million for the fiscal year ended May 31, 2018, compared to $157.7 million in the prior fiscal year. The increase was mainly attributable to higher employee-related expenses for the expansion of the sales and marketing organizations supporting curriculum publishing. Costs associated with the expanded sales and marketing organizations will impact operating expenses on an on-going basis.

In fiscal 2017, the Company recognized a pretax impairment charge related to certain legacy prepublication assets of $1.1 million.
Segment operating income for the fiscal year ended May 31, 2018 was $34.1 million, compared to $50.7 million in the prior fiscal year. The decrease in operating income was primarily driven by the decline in revenues and the higher employee-related expenses.
Fiscal 2017 compared to fiscal 2016

Revenues for the fiscal year ended May 31, 2017 increased by $13.0 million to $312.7 million, compared to $299.7 million in the prior fiscal year, primarily driven by a $14.8 million increase in revenues from classroom books and literacy initiatives due to strong 2017 fiscal year fourth quarter sales of family and community engagement programs, including the summer literacy program LitCamp, and increased demand for other summer reading programs, higher professional development and services revenue and higher sales of professional books such as The Next Step Forward in Guided Reading and Disruptive Thinking: Why How We Read Matters and the Company's Next Step Guided Reading Assessment product. Classroom magazines revenues increased $3.9 million, primarily due to demand for materials for the U.S. presidential election coupled with higher circulation. This was partially offset by $5.7 million in lower revenues primarily resulting from fewer custom publishing programs when compared to fiscal 2016.
Cost of goods sold for the fiscal year ended May 31, 2017 was $103.2 million, or 33.0% of revenue, compared to $101.5 million, or 33.9% of revenue, in the prior fiscal year. The decrease in cost of goods sold as a percentage of revenue in fiscal 2017 was primarily driven by lower prepublication amortization associated with certain digital education products and favorable product mix due to higher classroom magazine sales which carry higher margins.
Other operating expenses were $157.7 million for the fiscal year ended May 31, 2017, compared to $148.5 million in the prior fiscal year. The increase in fiscal 2017 was primarily due to additions to the sales management team, higher promotional related expenses, the incurrence of higher operating expenses related to the sales of U.S. presidential election year materials in the classroom magazines channel and the impact of the wage improvement program for employees in the U.S. distribution centers.
In fiscal 2017, the Company recognized a pretax impairment charge related to certain legacy prepublication assets of $1.1 million. In fiscal 2016, the Company recognized a pretax impairment charge for certain legacy prepublication assets of $6.9 million.
Segment operating income for the fiscal year ended May 31, 2017 was $50.7 million, compared to $42.8 million in the prior fiscal year. The increase in operating income was primarily driven by lower impairment charges of $5.8 million coupled with the increase in revenues, partially offset by the increase in other operating expenses primarily resulting from the fiscal 2017 higher employee-related expenses.
INTERNATIONAL

($ amounts in millions)				2018 compared to 2017		2017 compared to 2016
	2018	2017	2016	$ change	% change	$ change	% change
Revenues	$369.6	$376.8	$372.2	$(7.2)	(1.9)%	$4.6	1.2%
Cost of goods sold	186.0	197.2	194.4	(11.2)	(5.7)	2.8	1.4
Other operating expenses *	165.9	159.9	165.3	6.0	3.8	(5.4)	(3.3)
Operating income (loss)	$17.7	$19.7	$12.5	$(2.0)	(10.2)%	$7.2	57.6%
Operating margin	4.8%	5.2%	3.4%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Fiscal 2018 compared to fiscal 2017

Revenues for the fiscal year ended May 31, 2018 decreased by $7.2 million to $369.6 million, compared to $376.8 million in the prior fiscal year. Total local currency revenues across the Company's foreign operations decreased $19.5 million when compared to the prior fiscal year. Local currency revenues from the Company's Asia operations coupled with the revenues of the export and foreign rights channels decreased $9.5 million, primarily due to the success of Harry Potter publishing in certain export channels in the prior fiscal year and lower local currency revenues in the Asia direct sales channel, partially offset by higher local currency revenues in core publishing in the Asia trade channel. Local currency revenues from Canada decreased $8.2 million, primarily due to the success of new Harry Potter publishing in the prior fiscal year, partially offset by higher local currency revenues from other titles in the core publishing list driven by Dav Pilkey's Dog Man series and higher local currency revenues from the book fair channel on higher revenue per fair. Local currency revenues from Australia and New Zealand decreased $3.8 million, primarily due to lower software distribution revenues of $4.2 million as the Company exited this low margin business in Australia in the prior fiscal year, partially offset by continued demand for local titles within the Australia trade channel and the strong performance from the Australia and New Zealand book club channels. Local UK currency revenues increased $2.0 million, primarily due to an increase in trade channel sales from its core publishing list, including The Ugly Five by Julia Donaldson and Axel Scheffler and new titles in the Liz Pinchon's Tom Gates series, coupled with higher local currency revenues from the acquisition of a UK-based book distribution business in the third quarter of fiscal 2018. Total revenues for the segment were also impacted by favorable foreign currency exchange of $12.3 million in fiscal 2018 due to the weakening of the U.S. dollar.

Cost of goods sold for the fiscal year ended May 31, 2018 was $186.0 million, or 50.3% of sales, compared to $197.2 million, or 52.3% of sales, in the prior fiscal year. The lower cost of goods sold as a percentage of revenue was driven by a decrease in royalty costs associated with lower sales of Harry Potter related titles and Australia's prior fiscal year exit of the low margin technology distribution business, net of exit costs of $0.5 million, partially offset by $0.1 million of costs associated with the consolidation of a Canadian book fair warehouse in fiscal 2018.

Other operating expenses were $165.9 million for the fiscal year ended May 31, 2018, compared to $159.9 million in the prior fiscal year. In local currencies, Other operating expenses decreased by $0.3 million. Severance expense for the fiscal year ended May 31, 2018 was $0.9 million, of which $0.7 million related to cost reduction efforts associated with the consolidation of a Canadian book fair warehouse, compared to $1.2 million in the prior fiscal year, of which $0.9 million related cost saving initiatives. Other operating expenses were also impacted by unfavorable foreign currency exchange of $6.3 million due to the weakening of the U.S. Dollar.

Segment operating income for the fiscal year ended May 31, 2018 was $17.7 million, compared to $19.7 million in the prior fiscal year. Total local currency operating income across the Company's foreign operations decreased $1.4 million, primarily driven by lower sales of Harry Potter related titles when compared with the prior year's success of Harry Potter publishing.

Fiscal 2017 compared to fiscal 2016

Revenues for the fiscal year ended May 31, 2017 increased by $4.6 million to $376.8 million, compared to $372.2 million in the prior fiscal year. Total local currency revenues across the Company's foreign operations increased $14.1 million when compared to the prior fiscal year, but were offset by foreign currency exchange declines of $9.5 million, primarily due to the strengthening of the U.S. dollar against the British pound. Local currency revenues from Canada increased $13.5 million in fiscal year 2017, primarily due to the strength of new Harry Potter publishing and, to a lesser extent, improvements in revenues due to the negative impact the labor action in Ontario schools had on the fiscal year 2016 period sales. Local currency revenues from the Company's Asia operations coupled with the export and foreign rights channels increased $7.0 million in fiscal year 2017, primarily due to certain export sales related to the new Harry Potter publishing, as well as strong performance in the Company's Malaysia operations. Local UK currency revenues increased $2.8 million in fiscal year 2017, primarily due to an increase in revenues driven by licensed product and higher book fairs channel revenues driven by the prior fiscal year acquisition of a leading book fair provider. Local currency revenues from Australia and New Zealand decreased $9.2 million, primarily due to lower software distribution revenues of $16.0 million as the Company was exiting this low margin business in Australia. This was partially offset by continued demand for local titles within the Australia trade channel and the continued strong performance from the Australia and New Zealand book club channels.
Cost of goods sold for the fiscal year ended May 31, 2017 was $197.2 million, or 52.3% of sales, compared to $194.4 million, or 52.2% of sales, in the prior fiscal year. The relatively flat cost of goods sold as a percentage of revenue was driven by favorable product mix in Australia driven by the exit of the aforementioned low margin software distribution business, net of exit costs of $0.5 million, partially offset by royalty costs associated with the higher sales of Harry Potter titles.
Other operating expenses decreased by $5.4 million when compared to the prior fiscal year. The decrease was primarily driven by $4.9 million in foreign exchange translation, as well as lower operating expenses in Indonesia.
Segment operating income for the fiscal year ended May 31, 2017 was $19.7 million, compared to $12.5 million in the prior fiscal year. Total local currency operating income across the Company's foreign operations increased $6.4 million in fiscal 2017, primarily driven by the success of the new Harry Potter publishing. Foreign exchange translation was favorable to operating income by $0.8 million.
Overhead

Fiscal 2018 compared to fiscal 2017

Corporate overhead expense for fiscal 2018 decreased by $22.5 million to $101.8 million, compared to $124.3 million in the prior fiscal year. The decrease was primarily related to lower employee-related expenses due in part to favorable medical claims experience and lower incentive compensation, as well as lower severance expense of $4.7 million and a decrease in unallocated costs associated with strategic technology initiatives. Severance related expenses decreased to $9.0 million, compared to $13.7 million in the prior fiscal year period. In fiscal 2018, certain severance related expenses of $6.7 million were recognized primarily related to cost reduction and restructuring programs. In fiscal 2017, severance related expenses included $12.0 million in cost reduction programs. The decrease in overhead expenses was partially offset by higher asset impairments of $5.3 million due to the fiscal 2018 impairment charge of $11.0 million related to legacy building improvements compared to the fiscal 2017 impairment charges related to certain website development assets of $5.7 million. A majority of the capital improvements to the Company's headquarters location in New York City are completed, although additional capital improvements will be required in fiscal 2019 to complete the remaining work and prepare the newly created retail space for tenancy, including the restoration of the Mercer Street facade and development of Mercer Street facing high-end retail store fronts.

Fiscal 2017 compared to fiscal 2016

Corporate overhead expense for fiscal 2017 increased by $20.1 million to $124.3 million, compared to $104.2 million in the prior fiscal year. The increase was primarily related to higher spending on strategic technology platforms for new enterprise-wide customer and content management systems and the migration to SaaS and cloud-based technology solutions, combined with increased spending on company websites, as well as higher severance expense of $3.4 million related to cost reduction programs and higher facilities-related expenses due to the renovation of the Company's headquarters location in New York City, partially offset by $1.8 million in lower impairment charges. In fiscal 2017, the Company recognized $5.7 million in impairment charges related to certain website development assets compared to $7.5 million in impairment charges in fiscal 2016 related to the abandonment of legacy building improvements in connection with the Company's renovation of its headquarters location in New York City. The Company expected the costs associated with its strategic technology initiatives to continue into future fiscal periods, as well as additional impairment charges related to the renovation of the Company's headquarters location in New York City as phases of the renovation project resulted in the abandonment of additional legacy building improvements.

Liquidity and Capital Resources

Fiscal 2018 compared to fiscal 2017

Cash provided by operating activities was $141.5 million for the fiscal year ended May 31, 2018, compared to cash provided by operating activities of $141.4 million for the prior fiscal year. The lower revenues in fiscal 2018 resulted in a reduction of cash generated from earnings, which was offset by lower royalty payments, as a result of lower revenues primarily attributable to the decreased sales of Harry Potter-related titles, lower tax payments driven by the lower income and the timing of vendor payments.

Cash used in investing activities was $162.0 million for the fiscal year ended May 31, 2018, compared to cash used in investing activities of $92.8 million for the prior fiscal year, representing an increase in cash used in investing activities of $69.2 million. The increase in cash used was primarily driven by $55.8 million in higher capital spending related to the investment plan to create premium retail space and modernize the Company's headquarters office space and increased spending for strategic technology initiatives. In addition, the Company had higher prepublication and production capital spending of $9.2 million, primarily related to additional product publishing in the Education segment, and the absence of cash released from escrow in connection with the sale of the educational technology and services business in the prior fiscal year. The higher use of cash for investing was partially offset by lower acquisition related payments in the current fiscal year of $5.7 million. Although a majority of the capital improvements to the Company's headquarters location in New York City are completed, additional capital improvements will be required in fiscal 2019 to complete the remaining work and prepare the newly created retail space for tenancy, including the restoration of the Mercer Street facade and development of Mercer Street facing high-end retail store fronts. The Company will also continue to incur capital spending related to strategic technology initiatives in future fiscal periods as part of the Scholastic 2020 plan. The Company has sufficient liquidity to fund these ongoing initiatives.

Cash used in financing activities was $32.0 million for the fiscal year ended May 31, 2018, compared to cash used in financing activities of $4.1 million for the prior fiscal year, representing an increase in cash used in financing activities of $27.9 million. The Company repurchased $20.4 million more common stock and received lower proceeds pursuant to employee stock plans of $9.6 million, partially offset by higher short-term credit facility net borrowings of $3.1 million.

Fiscal 2017 compared to fiscal 2016

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
Cash used in investing activities was $92.8 million for the fiscal year ended May 31, 2017, compared to cash used in investing activities of $39.5 million for the prior fiscal year, representing an increase in cash used in investing activities of $53.3 million. The increase in cash used was primarily driven by $30.1 million in higher capital spending related to the investment plan to create premium retail space and modernize the Company's headquarters office space and increased spending for strategic technology initiatives. These trends continued in fiscal 2018. In addition, $14.7 million is attributable to the difference between the amount of the final release of the funds remaining in the escrow established in connection with the sale of the educational technology and services business and the amounts released in fiscal 2016. The Company also incurred $6.4 million in higher acquisition related payments in fiscal 2017.
Cash used in financing activities was $4.1 million for the fiscal year ended May 31, 2017, compared to cash provided by financing activities of $12.0 million for the prior fiscal year, representing an increase in cash used in financing activities of $16.1 million. The Company received lower proceeds pursuant to employee stock plans of $19.9 million compared to fiscal 2016 and experienced higher short-term credit facility net repayments of $2.7 million, partially offset by a decrease in the Company's repurchase of common stock of $7.5 million.
Cash Position

The Company’s cash and cash equivalents totaled $391.9 million at May 31, 2018 and $444.1 million at May 31, 2017. Cash and cash equivalents held by the Company’s U.S. operations totaled $371.1 million at May 31, 2018 and $430.5 million at May 31, 2017.

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. During the fiscal year ended May 31, 2018, the Company purchased approximately $27.2 million of its Common shares on the open market, compared to approximately $6.9 million of share purchases in the prior fiscal year.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, dividends, currently authorized Common share repurchases, debt service, planned capital expenditures and other investments. As of May 31, 2018, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $391.9 million, cash from operations, and funding available under the Loan Agreement totaling approximately $375.0 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Additionally, the Company has short-term credit facilities of $49.1 million, less current borrowings of $7.9 million and commitments of $4.9 million, resulting in $36.3 million of current availability at May 31, 2018. Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities, and the Company does not expect to incur significant domestic borrowings to meet operating needs in fiscal 2019.

The following table summarizes, as of May 31, 2018, the Company’s contractual cash obligations by future period (see Notes 4, 5 and 13 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

				$ amounts in millions
	Payments Due By Period
Contractual Obligations	1 Year or Less	Years 2-3	Years 4-5	After Year 5	Total
Minimum print quantities	$46.3	$47.1	$—	$—	$93.4
Royalty advances	10.9	7.1	0.6	—	18.6
Lines of credit and short-term debt	7.9	—	—	—	7.9
Capital leases (1)	1.5	2.8	2.4	1.6	8.3
Pension and postretirement plans (2)	3.2	6.2	7.1	18.1	34.6
Operating leases	26.9	38.2	19.7	8.1	92.9
Total	$96.7	$101.4	$29.8	$27.8	$255.7

(1) Includes principal and interest.
(2) Excludes expected Medicare Part D subsidy receipts.

Financing

Loan Agreement

The Company is party to the Loan Agreement and certain credit lines with various banks as described in Note 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.” There were no outstanding borrowings under the Loan Agreement as of May 31, 2018. For a more complete description of the Loan Agreement, as well as the Company's other debt obligations, reference is made to Note 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

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

Item 7A | Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts which were not significant as of May 31, 2018. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of May 31, 2018:

							$ amounts in millions
	Fiscal Year Maturity							Fair Value
	2019	2020	2021	2022	2023	Thereafter	Total	2018
Debt Obligations
Lines of credit and current portion of long-term debt	$7.9	$—	$—	$—	$—	$—	$7.9	$7.9
Average interest rate	2.9%	—	—	—	—	—

Item 8 | Consolidated Financial Statements and Supplementary Data

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Statements of Operations

	(Amounts in millions, except per share data) For fiscal years ended May 31,
	2018	2017	2016
Revenues	$1,628.4	$1,741.6	$1,672.8
Operating costs and expenses:
Cost of goods sold	744.6	814.5	762.3
Selling, general and administrative expenses	763.2	777.5	773.6
Depreciation and amortization	43.9	38.7	38.9
Severance	9.9	14.9	11.9
Asset impairments	11.2	6.8	14.4
Total operating costs and expenses	1,572.8	1,652.4	1,601.1
Operating income	55.6	89.2	71.7
Interest income	3.1	1.4	1.1
Interest expense	(2.0)	(2.4)	(2.2)
Other components of net periodic benefit (cost)	(58.2)	(0.3)	(4.1)
Gain (loss) on investments and other	0.0	—	2.2
Earnings (loss) from continuing operations before income taxes	(1.5)	87.9	68.7
Provision (benefit) for income taxes	3.5	35.4	24.7
Earnings (loss) from continuing operations	(5.0)	52.5	44.0
Earnings (loss) from discontinued operations, net of tax	—	(0.2)	(3.5)
Net income (loss)	$(5.0)	$52.3	$40.5
Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic:
Earnings (loss) from continuing operations	$(0.14)	$1.51	$1.29
Earnings (loss) from discontinued operations	$—	$(0.00)	$(0.11)
Net income (loss)	$(0.14)	$1.51	$1.18
Diluted:
Earnings (loss) from continuing operations	$(0.14)	$1.48	$1.26
Earnings (loss) from discontinued operations	$—	$(0.01)	$(0.10)
Net income (loss)	$(0.14)	$1.47	$1.16
Dividends declared per common share	$0.600	$0.600	$0.600
 See accompanying notes

Consolidated Statements of Comprehensive Income (Loss)

	(Amounts in millions) For fiscal years ended May 31,
	2018	2017	2016
Net income (loss)	$(5.0)	$52.3	$40.5
Other comprehensive income (loss), net:
Foreign currency translation adjustments (net of tax)	3.4	(5.3)	(8.1)
Pension and postretirement adjustments (net of tax)	35.1	(2.2)	(1.6)
Total other comprehensive income (loss)	$38.5	$(7.5)	$(9.7)
Comprehensive income (loss)	$33.5	$44.8	$30.8
 See accompanying notes

Consolidated Balance Sheets

(Amounts in millions) Balances at May 31,
ASSETS	2018	2017
Current Assets:
Cash and cash equivalents	$391.9	$444.1
Accounts receivable, net	204.9	199.2
Inventories, net	294.9	282.5
Prepaid expenses and other current assets	66.6	44.3
Current assets of discontinued operations	—	0.4
Total current assets	958.3	970.5
Noncurrent Assets:
Property, plant and equipment, net	555.6	475.3
Prepublication costs, net	55.3	43.3
Royalty advances, net	44.8	41.8
Goodwill	119.2	118.9
Noncurrent deferred income taxes	25.2	53.7
Other assets and deferred charges	67.0	56.9
Total noncurrent assets	867.1	789.9
Total assets	$1,825.4	$1,760.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$7.9	$6.2
Accounts payable	198.9	141.2
Accrued royalties	34.6	34.2
Deferred revenue	24.7	24.2
Other accrued expenses	177.9	178.0
Accrued income taxes	1.8	2.8
Current liabilities of discontinued operations	—	0.5
Total current liabilities	445.8	387.1
Noncurrent Liabilities:
Long-term debt	—	—
Other noncurrent liabilities	58.8	65.4
Total noncurrent liabilities	58.8	65.4
Commitments and Contingencies:	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	—	—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 33.3 and 33.4 shares, respectively	0.4	0.4
Additional paid-in capital	614.4	606.8
Accumulated other comprehensive income (loss)	(55.7)	(94.2)
Retained earnings	1,065.2	1,091.2
Treasury stock at cost	(303.5)	(296.3)
Total stockholders’ equity	1,320.8	1,307.9
Total liabilities and stockholders’ equity	$1,825.4	$1,760.4
See accompanying notes

Consolidated Statement of Changes in Stockholders’ Equity

							(Amounts in millions)
	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at May 31, 2015	1.7	$0.0	31.5	$0.4	$591.5	$(77.0)	$1,039.9	$(349.9)	$1,204.9
Net Income (loss)	—	—	—	—	—	—	40.5	—	40.5
Foreign currency translation adjustment	—	—	—	—	—	(8.1)	—	—	(8.1)
Pension and postretirement adjustments (net of tax of $(1.8))	—	—	—	—	—	(1.6)	—	—	(1.6)
Stock-based compensation	—	—	—	—	9.7	—	—	—	9.7
Proceeds pursuant to stock-based compensation plans	—	—	—	—	47.2	—	—	—	47.2
Purchases of treasury stock at cost	—	—	(0.4)	—	—	—	—	(14.4)	(14.4)
Treasury stock issued pursuant to equity-based plans	—	—	1.6	—	(47.7)	—	—	47.7	—
Dividends	—	—	—	—	—	—	(20.6)	—	(20.6)
Balance at May 31, 2016	1.7	$0.0	32.7	$0.4	$600.7	$(86.7)	$1,059.8	$(316.6)	$1,257.6
Net Income (loss)	—	—	—	—	—	—	52.3	—	52.3
Foreign currency translation adjustment	—	—	—	—	—	(5.3)	—	—	(5.3)
Pension and postretirement adjustments (net of tax of $0.4)	—	—	—	—	—	(2.2)	—	—	(2.2)
Stock-based compensation	—	—	—	—	10.1	—	—	—	10.1
Proceeds pursuant to stock-based compensation plans	—	—	—	—	22.5	—	—	—	22.5
Purchases of treasury stock at cost	—	—	(0.2)	—	—	—	—	(6.9)	(6.9)
Treasury stock issued pursuant to equity-based plans	—	—	0.9	—	(26.5)	—	—	27.2	0.7
Dividends	—	—	—	—	—	—	(20.9)	—	(20.9)
Balance at May 31, 2017	1.7	$0.0	33.4	$0.4	$606.8	$(94.2)	$1,091.2	$(296.3)	$1,307.9
Net Income (loss)	—	—	—	—	—	—	(5.0)	—	(5.0)
Foreign currency translation adjustment	—	—	—	—	—	3.4	—	—	3.4
Pension and postretirement adjustments (net of tax of $20.9)	—	—	—	—	—	35.1	—	—	35.1
Stock-based compensation	—	—	—	—	10.7	—	—	—	10.7
Proceeds pursuant to stock-based compensation plans	—	—	—	—	15.8	—	—	—	15.8
Purchases of treasury stock at cost	—	—	(0.7)	—	—	—	—	(27.2)	(27.2)
Treasury stock issued pursuant to equity-based plans	—	—	0.6	—	(18.9)	—	—	20.0	1.1
Dividends	—	—	—	—	—	—	(21.0)	—	(21.0)
Balance at May 31, 2018	1.7	$0.0	33.3	$0.4	$614.4	$(55.7)	$1,065.2	$(303.5)	$1,320.8
 See accompanying notes

Consolidated Statements of Cash Flows

		(Amounts in millions) Years ended May 31,
	2018	2017	2016
Cash flows - operating activities:
Net income (loss)	$(5.0)	$52.3	$40.5
Earnings (loss) from discontinued operations, net of tax	—	(0.2)	(3.5)
Earnings (loss) from continuing operations	(5.0)	52.5	44.0
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	9.5	11.0	12.3
Provision for losses on inventory	18.4	16.0	12.0
Provision for losses on royalty advances	4.1	4.3	4.1
Pension settlement	57.3	—	—
Amortization of prepublication and production costs	21.8	23.3	26.4
Depreciation and amortization	44.2	39.1	39.3
Amortization of pension and postretirement actuarial gains and losses	2.2	2.1	4.4
Deferred income taxes	7.7	15.5	18.8
Stock-based compensation	10.7	10.1	9.7
Income from equity investments	(4.8)	(5.3)	(3.5)
Non cash write off related to asset impairments	11.2	6.8	14.4
Unrealized (gain) loss on investments	—	—	(2.2)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(12.9)	(15.2)	(18.7)
Inventories	(27.4)	(29.4)	(27.8)
Prepaid expenses and other current assets	(22.1)	24.9	(34.4)
Royalty advances	(7.0)	(2.3)	(9.1)
Accounts payable	45.9	(6.0)	(12.7)
Other accrued expenses	(3.1)	3.1	2.8
Accrued income taxes	(1.1)	1.2	(155.2)
Accrued royalties	(0.3)	2.9	5.2
Deferred revenue	0.2	0.8	2.2
Pension and postretirement obligations	(4.3)	(5.3)	(2.1)
Other noncurrent liabilities	(1.1)	(3.7)	0.4
Other, net	(2.6)	(4.2)	1.7
Total adjustments	146.5	89.7	(112.0)
Net cash provided by (used in) operating activities of continuing operations	141.5	142.2	(68.0)
Net cash provided by (used in) operating activities of discontinued operations	—	(0.8)	(10.9)
Net cash provided by (used in) operating activities	141.5	141.4	(78.9)
Cash flows - investing activities:
Prepublication and production expenditures	(36.1)	(26.9)	(25.2)
Additions to property, plant and equipment	(121.5)	(65.7)	(35.6)
Proceeds from sale of assets	—	—	3.3
Other investment and acquisition related payments	(4.4)	(10.1)	(3.7)
Net cash provided by (used in) investing activities of continuing operations	(162.0)	(102.7)	(61.2)
Working capital adjustment/Proceeds from sale of discontinued assets	—	—	(2.9)
Changes in restricted cash held in escrow for discontinued assets	—	9.9	24.6
Net cash provided by (used in) investing activities	(162.0)	(92.8)	(39.5)
See accompanying notes

Consolidated Statements of Cash Flows

		(Amounts in millions) Years ended May 31,
	2018	2017	2016
Cash flows - financing activities:
Borrowings under lines of credit	44.9	28.3	39.0
Repayments of lines of credit	(42.0)	(28.5)	(36.5)
Repayment of capital lease obligations	(1.3)	(1.1)	(0.8)
Reacquisition of common stock	(27.3)	(6.9)	(14.4)
Proceeds pursuant to stock-based compensation plans	15.8	25.4	45.3
Payment of dividends	(21.1)	(20.8)	(20.5)
Other	(1.0)	(0.5)	(0.1)
Net cash provided by (used in) financing activities	(32.0)	(4.1)	12.0
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.1)	(0.7)
Net increase (decrease) in cash and cash equivalents	(52.2)	44.4	(107.1)
Cash and cash equivalents at beginning of period	444.1	399.7	506.8
Cash and cash equivalents at end of period	$391.9	$444.1	$399.7

	2018	2017	2016
Supplemental Information:
Income tax payments (refunds)	$14.5	$3.0	$183.3
Interest paid	1.4	1.4	1.6
Non cash: Property, plant and equipment additions accrued in accounts payable	23.7	14.4	—
 See accompanying notes

Notes to Consolidated Financial Statements

(Amounts in millions, except share and per share data)

1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the business

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is the world’s largest publisher and distributor of children’s books, a leading provider of print and digital instructional materials for grades pre-kindergarten ("pre-K") to grade 12 and a producer of educational and entertaining children’s media. The Company creates quality books and ebooks, print and technology-based learning materials and programs, classroom magazines and other products that, in combination, offer schools customized and comprehensive solutions to support children’s learning both at school and at home. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading, learning and literacy. The Company is the leading operator of school-based book club and book fair proprietary channels. It distributes its products and services through these channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. Scholastic has operations in the United States and throughout the world including Canada, the United Kingdom, Australia, New Zealand and Asia and, through its export business, sells products in approximately 135 countries.

Basis of presentation

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Corporation and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to conform to the current year presentation.

Discontinued operations

During the twelve month period ended May 31, 2018, the Company did not dispose of any components of the business that would meet the criteria for discontinued operations reporting.

Use of estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business factors and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to:

•	Accounts receivable reserves for returns

•	Accounts receivable allowance for doubtful accounts

•	Pension and other postretirement obligations

•	Uncertain tax positions

•	The timing and amount of future income taxes and related deductions

•	Inventory reserves

•	Cost of goods sold from book fair operations during interim periods determined based on estimated gross profit rates

•	Sales tax contingencies

•	Royalty advance reserves

•	Unredeemed incentive programs

•	Impairment testing for goodwill, intangibles and other long-lived assets and investments

•	Assets and liabilities acquired in business combinations

•	Revenues for fairs which have not reported final fair results

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

Trade –Revenue from the sale of children’s books for distribution in the retail channel is primarily recognized when risks and benefits transfer to the customer, or when the product is on sale and available to the public. For newly published titles, the Company, on occasion, contractually agrees with its customers when the publication may be first offered for sale to the public, or an agreed upon “Strict Laydown Date." For such titles, the risks and benefits of the publication are not deemed to be transferred to the customer until such time that the publication can contractually be sold to the public, and the Company defers revenue on sales of such titles until such time as the customer is permitted to sell the product to the public. Revenue for ebooks, which is generally the net amount received from the retailer, is recognized upon electronic delivery to the customer by the retailer.

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

Magazine Advertising – Revenue is recognized when the magazine is for sale and available to subscribers.

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

Inventories

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or net realizable value. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates by channel, the sales patterns of its products and specifically identified obsolete inventory.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are recognized on a straight-line basis, over the estimated useful lives of the assets. Buildings have estimated useful life, for purposes of depreciation, of forty years. Building improvements are depreciated over the life of the improvement which typically does not exceed twenty-five years. Capitalized software, net of accumulated amortization, was $69.1 and $45.0 at May 31, 2018 and 2017, respectively. Capitalized software is amortized over a period of three to seven years. Amortization expense for capitalized software was $16.3, $12.9 and $11.4 for the fiscal years ended May 31, 2018, 2017 and 2016, respectively. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances indicate that the asset’s carrying value is not recoverable or warrant revised estimates of useful lives.

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

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term. Sublease income is recognized on a straight-line basis over the duration of each lease term. To the extent expected sublease income is less than expected rental payments the Company recognizes a loss on the difference between the present value of the minimum lease payments under each lease. The Company also receives lease payments from retail stores that utilize the Broadway facing space of the Company's headquarters location in New York City. Lease payments received are presented as a reduction to rent expense in Selling, general and administrative expenses.

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

Royalty advances are initially capitalized and subsequently expensed as related revenues are earned or when the Company determines future recovery through earndowns is not probable. The Company has a long history of providing authors with royalty advances and it tracks each advance earned with respect to the sale of the related publication. The royalties earned are applied first against the remaining unearned portion of the advance. Historically, the longer the unearned portion of the advance remains outstanding, the less likely it is that the Company will recover the advance through the sale of the publication. The Company applies this historical experience to its existing outstanding royalty advances to estimate the likelihood of recoveries through earndowns. Additionally, the Company’s editorial staff regularly reviews its portfolio of royalty advances to determine if individual royalty advances are not recoverable through earndowns for discrete reasons, such as the death of an author prior to completion of a title or titles, a Company decision to not publish a title, poor market demand or other relevant factors that could impact recoverability.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, for purposes of determining taxable income, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to be realized.

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

The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested. Any required adjustment to the income tax provision would be reflected in the period that the Company changes this assessment.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law resulting in a significant change in the framework for U.S. corporate taxes. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The re-measurement of the Company's U.S. deferred tax balances, any transition tax and interpretation of the new law is provisional subject to clarifications of the new legislation and final calculations. Any future changes to the Company’s provisional estimates, related to Act, will be reflected as a change in estimate in the period in which the change in estimate is made in accordance with Accounting Standards Update ("ASU") 2018-05 Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts.

The Act also subjects a U.S. shareholder to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company is still evaluating the effects of the GILTI provisions and has not yet determined an accounting policy or a reasonable estimate of a potential impact (if any). The Company has not reflected any adjustments related to GILTI in the financial statements. The accounting policy election impacts tax years beginning after December 31, 2017 which would be effective for the Company in fiscal 2019.

Non-income Taxes

The Company is subject to tax examinations for sales-based taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. Where a sales tax liability with respect to a jurisdiction is probable and can be reliably estimated, the Company has made accruals for these matters which are reflected in the Company’s Consolidated Financial Statements. These amounts are included in the Consolidated Financial Statements in Selling, general and administrative expenses. Future developments relating to the foregoing could result in adjustments being made to these accruals.

On June 21, 2018, the U.S. Supreme Court issued its opinion in South Dakota v. Wayfair, Inc. et al., reversing prior precedent, in particular Quill Corp. v. North Dakota (1992), which held that states could not constitutionally require retailers to collect and remit sales or use taxes in respect to mail order or internet sales made to residents of a state in the absence of the retailer having a physical presence in the taxing state. This ruling could potentially impact the Company, primarily in respect to sales made through its school book club channel, as well as certain sales made through its ecommerce internet sites, to residents in states that the Company had not previously remitted sales or use taxes based on its having no physical presence in such states. See Note 5, "Commitments and Contingencies" for additional information.

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

Other noncurrent liabilities

The rate assumptions discussed below impact the Company’s calculations of its UK pension and U.S. postretirement obligations. The rates applied by the Company are based on the UK pension plan asset portfolio's past average rates of return, discount rates and actuarial information. Any change in market performance, interest rate performance, assumed health care cost trend rate and compensation rates could result in significant changes in the Company’s UK pension plan and U.S. postretirement obligations. The U.S. Pension Plan was terminated in fiscal 2018.

Pension obligations – Scholastic Corporation and certain of its subsidiaries have defined benefit pension plans covering the majority of their employees who meet certain eligibility requirements. The Company’s pension plans and other postretirement benefits are accounted for using actuarial valuations.

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

U.S. Pension Plan
The Company's U.S. Pension Plan was terminated in fiscal 2018. There are no actuarial assumptions reflected in any U.S. Pension Plan estimates and there is no ongoing net periodic benefit cost.

Other postretirement benefits – The Company provides postretirement benefits, consisting of healthcare and life insurance benefits, to eligible retired U.S.-based employees. The postretirement medical plan benefits are funded on a pay-as-you-go basis, with the Company paying a portion of the premium and the employee paying the remainder. The existing benefit obligation is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the service and interest cost component of net periodic postretirement benefit cost. The assumed health care cost trend rate is used in the measurement of the long-term expected increase in medical claims.

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

Advertising costs

The Company incurs costs for both direct-response and non-direct-response advertising. The Company capitalizes direct-response advertising costs for expenditures, primarily related to classroom magazines. The asset is amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received. Included in Prepaid expenses and other current assets on the balance sheet is $7.1 and $6.0 of capitalized advertising costs as of May 31, 2018 and 2017, respectively. The Company expenses non-direct-response advertising costs as incurred.

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

The table set forth below provides the estimated fair value of options granted by the Company during fiscal years 2018, 2017 and 2016 and the significant weighted average assumptions used in determining such fair value under the Black-Scholes option-pricing model. The average expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the option grantees. The risk-free interest rate was based on the U.S. Treasury yield curve corresponding to the expected life in effect at the time of the grant. The volatility was estimated based on historical volatility corresponding to the expected life.

	2018	2017	2016
Estimated fair value of stock options granted	$10.45	$12.70	$14.78
Assumptions:
Expected dividend yield	1.5%	1.5%	1.4%
Expected stock price volatility	29.8%	36.6%	38.2%
Risk-free interest rate	2.1%	1.5%	1.9%
Average expected life of options	6 years	6 years	6 years

New Accounting Pronouncements

Current Fiscal Year Adoptions:

ASU 2018-05
In March 2018, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (the "ASU") No. 2018-05 Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB 118"). The SEC staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the "Act"). The Act changes existing U.S. tax law and includes numerous provisions that will affect businesses and introduces changes that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits. The Act will also have international tax consequences for many companies that operate internationally. SAB 118 provides guidance for registrants under three scenarios:

1.	Measurement of certain income tax effects is complete

2.	Measurement of certain income tax effect can be reasonably estimated

3.	Measurement of certain income tax effects cannot be reasonably estimated

The re-measurement of the Company's U.S. deferred tax balances, any transition tax and interpretation of the new law is provisional subject to clarifications of the new legislation and final calculations. Any future changes to the Company’s provisional estimates, related to the Act, will be reflected as a change in estimate in the period in which the change in estimate is made. A measurement period of up to one year after the enactment date of the Act is allowed to finalize the recording of the related tax impacts.

ASU 2017-07
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires entities to disaggregate the service cost component from the other components of net periodic benefit costs and present it with other current compensation costs for related employees in the income statement, and present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The ASU will be effective for the Company in the first quarter of fiscal 2019. Early adoption is permitted.

The Company elected an early application of this ASU in the first quarter of fiscal 2018. As such the service cost component of net periodic benefit costs is still recognized in Selling, general and administrative expenses and the other components of net periodic benefit costs have been reclassified to Other components of net periodic benefit (cost) in the Consolidated Statements of Operations below Operating income (loss), on a retrospective basis.

ASU 2016-09
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU permits an employer to repurchase a higher number of employee's shares for tax withholding purposes without triggering liability accounting. The ASU also allows for a policy election to account for forfeitures as they occur.

The Company adopted this ASU in the first quarter of fiscal 2018. The Company will continue to estimate forfeitures at the time of grant and will now recognize the income tax effects of awards as a component of the Provision (benefit) for income taxes in the Consolidated Statements of Operations on a prospective basis. As result of the early adoption the Company recognized a tax deficiency of approximately $0.2 for the fiscal year ended May 31, 2018.

ASU 2015-11
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, as part of its Simplification Initiative. Currently, inventory is measured at the lower of cost using the first-in, first-out method or market. The amendments in this ASU require entities that measure inventory using any method other than last-in, first-out or the retail inventory method to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The amendments should be applied prospectively and earlier application is permitted as of the beginning of an interim or fiscal year period.

The Company has adopted this ASU in the first quarter of fiscal 2018. The amendments in this ASU did not have an impact on the consolidated financial position, results of operations and cash flows of the Company.

Forthcoming Adoptions:

Topic 606, Revenue from Contracts with Customers
In May 2014, the FASB announced that it is amending the FASB Accounting Standards Codification by issuing ASU No. 2014-09, Topic 606, Revenue from Contracts with Customers (the "New Revenue Standard"). The amendments in this ASU provide a single model for use in accounting for revenue arising from contracts with customers and supersede current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of the New Revenue Standard. In 2016, the FASB issued ASU Nos. 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations and accounting for licenses of intellectual property. The amendments in these updates are to be applied on a retrospective basis, either to each prior reporting period presented or by presenting the cumulative effect of applying the update recognized at the date of initial application ("modified retrospective method"). The Company will adopt this guidance in the first quarter of fiscal 2019 using the modified retrospective method.

The Company is substantially complete with its assessment of the new standard which included a review of current accounting policies and practices to identify potential differences that would result from applying this guidance. Upon adoption of the New Revenue Standard, the Company expects to defer certain revenue associated with an incentive program within the Company’s book fair channel. As a result, in first quarter of fiscal 2019, the Company expects an adjustment to retained earnings reflecting the cumulative impact of this revenue deferral. Otherwise, based on an assessment of the standard, the Company believes the impact on the amount and timing of revenue recognition will not be material to the Company’s financial position or results of operations. The Company anticipates completing its implementation in connection with adoption in its first quarter fiscal 2019 interim financial statements.

ASU 2016-02
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require, among other things, lessees to recognize a right-of-use asset and a lease liability in the balance sheet for all leases. The lease liability will be measured at the present value of the lease payments over the lease term. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and lessee's initial direct costs (e.g., commissions).

The ASU will be effective for the Company in the first quarter of fiscal 2020. The Company is evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows, and expects that there will be a significant increase to other assets and other liabilities as a result of its application.

ASU 2016-18 and ASU 2016-15
In November 2016 and August 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, and ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the FASB Emerging Issues Task Force), respectively, which address specific statement of cash flows classification issues.

The ASUs will be effective for the Company in the first quarter of fiscal 2019. The Company does not expect the amendments in these ASUs to have a material impact on its statement of cash flows.

ASU 2017-04
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes step two from the goodwill impairment test (comparison of implied fair value of goodwill with the carrying amount of that goodwill for a reporting unit). Instead, an entity should measure its goodwill impairment by the amount the carry value exceeds the fair value of a reporting unit.

The ASU will be effective for the Company in the first quarter of fiscal 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the amendments in this ASU to have a material impact on its consolidated financial position, results of operations and cash flows.

ASU 2018-02
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement-Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by U.S. GAAP.

The ASU will be effective for the Company in the first quarter of fiscal 2020. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The Company is evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows,

ASU 2018-07
In June 2017, the FASB issued ASU No. 2018-07 Compensation—Stock Compensation (Topic 718) —Improvements to Nonemployee Share-Based Payment Accounting, to simplify the accounting for share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this Update will be effective for the Company in the first quarter of fiscal year 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows,

2. DISCONTINUED OPERATIONS

The Company continuously evaluates its portfolio of businesses for both impairment and economic viability, as well as for possible strategic dispositions. During the twelve months ended May 31, 2018, 2017 and 2016 the Company did not dispose of any components of the business that would meet the criteria for discontinued operations reporting. As of May 31, 2017 and 2016, Earnings and loss from discontinued operations primarily related to insignificant continuing cash flows from passive activities. There were no operating results related to discontinued operations for fiscal 2018.

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

The following table sets forth information for the Company’s segments for the three fiscal years ended May 31:

	Children's Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
2018
Revenues	$961.5	$297.3	$—	$1,258.8	$369.6	$1,628.4
Bad debts	4.4	1.4	—	5.8	3.7	9.5
Depreciation and amortization(2)	21.7	9.0	28.8	59.5	6.2	65.7
Asset impairments	0.2	—	11.0	11.2	—	11.2
Segment operating income (loss)	105.6	34.1	(101.8)	37.9	17.7	55.6
Segment assets at May 31, 2018	426.6	210.6	927.9	1,565.1	260.3	1,825.4
Goodwill at May 31, 2018	40.9	68.3	—	109.2	10.0	119.2
Expenditures for other non-current assets(3)	57.4	20.4	104.5	182.3	15.3	197.6
Other non-current assets at May 31, 2018(3)	148.2	104.8	492.7	745.7	74.3	820.0
2017
Revenues	$1,052.1	$312.7	$—	$1,364.8	$376.8	$1,741.6
Bad debts	4.2	1.1	—	5.3	5.7	11.0
Depreciation and amortization(2)	22.5	8.5	23.6	54.6	7.4	62.0
Asset impairments	—	1.1	5.7	6.8	—	6.8
Segment operating income (loss)	143.1	50.7	(124.3)	69.5	19.7	89.2
Segment assets at May 31, 2017	395.7	200.6	922.2	1,518.5	241.5	1,760.0
Goodwill at May 31, 2017	40.9	68.0	—	108.9	10.0	118.9
Expenditures for other non-current assets(3)	63.6	21.8	54.5	139.9	11.5	151.4
Other non-current assets at May 31, 2017(3)	140.2	93.9	418.2	652.3	67.1	719.4
2016
Revenues	$1,000.9	$299.7	$—	$1,300.6	$372.2	$1,672.8
Bad debts	5.6	1.8	—	7.4	4.9	12.3
Depreciation and amortization(2)	26.5	11.8	19.0	57.3	8.0	65.3
Asset impairments	—	6.9	7.5	14.4	—	14.4
Segment operating income (loss)	120.6	42.8	(104.2)	59.2	12.5	71.7
Segment assets at May 31, 2016	394.4	172.8	898.0	1,465.2	247.4	1,712.6
Goodwill at May 31, 2016	40.9	65.4	—	106.3	9.9	116.2
Expenditures for other non-current assets(3)	46.3	9.1	26.6	82.0	13.8	95.8
Other non-current assets at May 31, 2016(3)	144.4	82.6	379.2	606.2	66.6	672.8

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

(3)
Other non-current assets include property, plant and equipment, prepublication assets, production assets, royalty advances, goodwill, intangible assets and investments. Expenditures for other non-current assets for the International reportable segment include expenditures for long-lived assets of $10.0, $6.7 and $10.3 for the fiscal years ended May 31, 2018, 2017 and 2016, respectively. Other non-current assets for the International reportable segment include long-lived assets of $36.8, $33.4 and $35.3 at May 31, 2018, 2017 and 2016, respectively.

4. DEBT

The following table summarizes the Company's debt as of May 31:

	Carrying Value	Fair Value	Carrying Value	Fair Value
	2018		2017

Loan Agreement:
Revolving Loan	$—	$—	$—	$—
Unsecured Lines of Credit (weighted average interest rates of 2.9% and 4.1%, respectively)	7.9	7.9	6.2	6.2
Total debt	$7.9	$7.9	$6.2	$6.2
Less lines of credit and current portion of long-term debt	(7.9)	(7.9)	(6.2)	(6.2)
Total long-term debt	$—	$—	$—	$—

The Company's debt obligations as of May 31, 2018 have maturities of one year or less.

Loan Agreement

On January 5, 2017, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together , the “Borrowers”) entered into a new 5-year credit facility with certain banks (the “Loan Agreement”). The Loan Agreement replaced the Company's then existing loan agreement and has substantially similar terms, except that:

•	the borrowing limit was reduced to $375.0 from $425.0;
•the “starter” basket for permitted payments of dividends and other payments in respect of capital stock was increased to $275.0 from $75.0; and
•the maturity date was extended to January 5, 2022.

The prior loan agreement, which was originally entered into in 2007 and had a maturity date of December 5, 2017, was terminated on January 5, 2017 in connection with the entry into the new Loan Agreement and was treated as a debt modification.

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

As of May 31, 2018, the indicated spread on Base Rate Advances was 0.175% and the indicated spread on Eurodollar Advances was 1.175%, both based on the Company’s prevailing consolidated debt to total capital ratio.
The Loan Agreement also provides for the payment of a facility fee in respect of the aggregate amount of revolving credit commitments ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At May 31, 2018, the facility fee rate was 0.20%.
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

As of May 31, 2018 and May 31, 2017, the Company had no outstanding borrowings under the Loan Agreement. At May 31, 2018, the Company had open standby letters of credit totaling $5.3 issued under certain credit lines, including $0.4 under the Loan Agreement and $4.9 under the domestic credit lines discussed below. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at May 31, 2018, the Company was in compliance with these covenants.

Lines of Credit

As of May 31, 2018, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $25.0. There were no outstanding borrowings under these credit lines as of May 31, 2018 and May 31, 2017. As of May 31, 2018, availability under these unsecured money market bid rate credit lines totaled $20.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of May 31, 2018, the Company had equivalent various local currency credit lines, totaling $24.1, underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were equivalent to $7.9 at May 31, 2018 at a weighted average interest rate of 2.9%, compared to outstanding borrowings equivalent to $6.2 at May 31, 2017 at a weighted average interest rate of 4.1%. As of May 31, 2018, the equivalent amounts available under these facilities totaled $16.2. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

5. COMMITMENTS AND CONTINGENCIES

Lease obligations

The Company leases warehouse space, office space and equipment under various capital and operating leases over periods ranging from one to ten years. Certain of these leases provide for scheduled rent increases based on price-level factors. The Company generally does not enter into leases that call for contingent rent. In most cases, the Company expects that, in the normal course of business, leases will be renewed or replaced. Net rent expense relating to the Company’s non-cancelable operating leases for the three fiscal years ended May 31, 2018, 2017 and 2016 was $26.0, $24.9 and $25.7, respectively. Net rent expense represents rent expense reduced for sublease income.

Amortization of assets under capital leases covering land, buildings and equipment was $1.3, $1.1 and $0.8 for the fiscal years ended May 31, 2018, 2017 and 2016, respectively, and is included in Depreciation and amortization expense.

The following table sets forth the aggregate minimum future annual rental commitments at May 31, 2018 under non-cancelable operating and capital leases for the fiscal years ending May 31:

	Operating Leases	Capital Leases
2019	$26.9	$1.5
2020	22.4	1.4
2021	15.8	1.4
2022	11.7	1.3
2023	8.0	1.1
Thereafter	8.1	1.6
Total minimum lease payments	$92.9	$8.3
Less amount representing interest		(0.8)
Present value of net minimum capital lease payments		$7.5
Less current maturities of capital lease obligations		1.3
Long-term capital lease obligations		$6.2

Other Commitments

The following table sets forth the aggregate minimum future contractual commitments at May 31, 2018 relating to royalty advances and minimum print quantities for the fiscal years ending May 31:

	Royalty Advances	Minimum Print Quantities
2019	$10.9	$46.3
2020	3.6	47.1
2021	3.5	—
2022	0.6	—
2023	—	—
Thereafter	—	—
Total commitments	$18.6	$93.4

The Company had open standby letters of credit of $5.3 issued under certain credit lines as of May 31, 2018 and 2017, in support of its insurance programs. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to their expiration.

Contingencies

Various claims and lawsuits arising in the normal course of business are pending against the Company. The Company accrues a liability for such matters when it is probable that a liability has occurred and the amount of such liability can be reasonably estimated. When only a range can be estimated, the most probable amount in the range is accrued unless no amount within the range is a better estimate than any other amount, in which case the minimum amount in the range is accrued. Legal costs associated with litigation are expensed in the period in which they are incurred. The Company does not expect, in the case of those various claims and lawsuits arising in the normal course of business where a loss is considered probable or reasonably possible, that the reasonably possible losses from such claims and lawsuits (either individually or in the aggregate) would have a material adverse effect on the Company’s consolidated financial position or results of operations.

On June 21, 2018, the U.S. Supreme Court issued its opinion in South Dakota v. Wayfair, Inc. et. al., reversing prior precedent, in particular Quill Corp. v. North Dakota (1992), which held that states could not constitutionally require retailers to collect and remit sales or use taxes in respect to mail order or internet sales made to residents of a state in the absence of the retailer having a physical presence in the taxing state. As a result, the Company will now have an obligation, at least on a going forward basis, to collect and remit sales and use taxes, primarily in respect to sales made through its school book clubs channel, as well as certain sales made through its ecommerce internet sites, to residents in states that the Company has not previously remitted sales or use taxes based on its having no physical presence in such states. In the majority opinion, several factors were discussed in support of the Court’s reasoning that the collection of sales and use taxes from out-of-state retailers did not constitute an undue burden on interstate commerce, including the fact that South Dakota did not require retroactive application of its statute. However, the question of retroactive application, as well as certain other factors noted in the opinion will be subject to how the states, on a state-by-state basis, interpret and apply the Court’s decision in their implementation of their respective state laws or regulations addressing the collection of sales and use taxes from out-of-state retailers. As a result, how the decision will affect the Company will depend on the positions taken by the states, on a state-by-state basis, relating to the retroactive application of the obligation to collect such taxes, as well as other factors noted in the opinion. The Company is not in a position at this time to determine or estimate the probable effect of the Court’s decision. However, depending on the positions taken by the respective states, the number of states taking such positions and the time periods for retroactive application, as well as the treatment by the states of other factors noted in the Court’s opinion, the Company could be significantly impacted by the states’ interpretations and applications of the Court’s decision. As of May 31, 2018, the Company’s school book clubs channel was remitting sales taxes in ten states. Any on-going or future litigation with states relating to sales and use taxes could be impacted favorably or unfavorably by the Court’s decision in future fiscal periods.

The State of Wisconsin has assessed Scholastic Book Fairs, Inc. (“SBF”), a wholly owned subsidiary of the Company, $5.4, exclusive of penalties and interest, for sales tax in fiscal years 2003 through 2014. Based upon the facts and circumstances and the relevant laws in the State of Wisconsin, the Company does not believe these assessments are merited and has elected to litigate these assessments. While the Company believes it will prevail in this litigation and accordingly has not recognized a liability for these assessments, the results of litigation cannot be assured and it is reasonably possible that SBF could be found liable for all or a portion of the amounts assessed.

6. INVESTMENTS

Included in the Other assets and deferred charges section of the Company’s Consolidated Balance Sheets were investments of $31.1 and $28.6 at May 31, 2018 and May 31, 2017, respectively.

The Company's 48.5% equity interest in Make Believe Ideas Limited ("MBI"), a UK-based children's book publishing company, is accounted for using the equity method of accounting. Under the purchase agreement, and subject to its provisions, the Company will purchase the remaining outstanding shares in MBI following the completion of MBI's accounts for the calendar year 2018. Equity method income from this investment is reported in the International segment. The net carrying value of this investment was $10.6 and $8.6 at May 31, 2018 and May 31, 2017, respectively.

The Company’s 26.2% equity interest in a separate children’s book publishing business located in the UK is accounted for using the equity method of accounting. Equity method income from this investment is reported in the International segment. The net carrying value of this investment was $20.5 and $20.0 at May 31, 2018 and May 31, 2017, respectively.

The Company has other equity and cost method investments with a net carrying value of less than $0.1 and less than $0.1 at May 31, 2018 and May 31, 2017, respectively.

Income from equity investments reported in Selling, general and administrative expenses in the Consolidated Statements of Operations totaled $4.8 for the year ended May 31, 2018, $5.3 for the year ended May 31, 2017 and $3.5 for the year ended May 31, 2016.

For the year ended May 31, 2016, the Company recognized a pretax gain of $2.2 on the sale of a cost method investment in China.

7. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes the major classes of assets at cost and accumulated depreciation for the fiscal years ended May 31:

	2018	2017
Land	$78.9	$77.5
Buildings	240.0	239.7
Capitalized software	158.7	202.0
Furniture, fixtures and equipment	215.5	224.7
Building and leasehold improvements	202.7	176.9
Total at cost	$895.8	$920.8
Less: Accumulated depreciation and amortization	(340.2)	(445.5)
Property, plant and equipment, net	$555.6	$475.3

Depreciation and amortization expense related to property, plant, and equipment was $41.8, $36.2 and $36.7 for the fiscal years ended May 31, 2018, 2017 and 2016, respectively. During the twelve months ended May 31, 2018, the Company capitalized $99.6 of building and leasehold improvements and capitalized software, including $59.3 not yet being depreciated. During the twelve months ended May 31, 2017, the Company capitalized $34.2 of building improvements which were not yet being depreciated at May 31, 2017.

In fiscal 2018, the Company recognized pretax impairment charges of $11.0 related to the abandonment of legacy building improvements and an impairment of $0.2 related to book fairs trucks. In fiscal 2017 the Company recognized a pretax impairment charge related to certain website development assets of $5.7. In fiscal 2016, the Company recognized a pretax impairment charge of $7.5 related to the abandonment of legacy building improvements.

8. GOODWILL AND OTHER INTANGIBLES

The following table summarizes the activity in Goodwill for the fiscal years ended May 31:

	2018	2017
Gross beginning balance	$158.5	$155.8
Accumulated impairment	(39.6)	(39.6)
Beginning balance	$118.9	$116.2
Additions	—	2.8
Foreign currency translation	0.2	(0.1)
Other	0.1	—
Ending balance	$119.2	$118.9

In fiscal 2017, the Company purchased a digital phonics business resulting in the recognition of $2.8 of Goodwill. See Note 9, "Acquisitions," for more information. There were no impairment charges related to Goodwill in any of the periods presented.

The following table summarizes Other intangibles for the fiscal years ended May 31:

	2018	2017
Other intangibles subject to amortization - beginning balance	$9.0	$4.7
Additions	3.3	7.0
Amortization expense	(2.1)	(2.5)
Foreign currency translation	(0.1)	(0.2)
Total other intangibles subject to amortization, net of accumulated amortization of $24.1 and $22.0, respectively	$10.1	$9.0

Total other intangibles not subject to amortization	2.1	2.1
Total other intangibles	$12.2	$11.1

In fiscal 2018, the Company purchased two U.S.-based book fair businesses resulting in $1.8 of amortizable intangible assets. In fiscal 2018, the Company also purchased a UK-based book distribution business resulting in $1.5 of amortizable intangible assets. In fiscal 2017, the Company purchased a digital phonics business and the assets of a U.S.-based book fair business resulting in the recognition of $6.8 and $0.2 of amortizable intangible assets, respectively.

Amortization expense for Other intangibles totaled $2.1, $2.5 and $2.2 for the fiscal years ended May 31, 2018, 2017 and 2016, respectively.

The following table reflects the estimated amortization expense for intangibles for the next five fiscal years ending May 31:

2019	$2.6
2020	2.6
2021	2.3
2022	1.9
2023	0.6

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

9. ACQUISITIONS

In fiscal 2018, the Company purchased two U.S.-based book fair businesses resulting in $1.8 of amortizable intangible assets. The results of operations of these businesses subsequent to the acquisition were included in the Children's Book Publishing and Distribution segment. In fiscal 2018, the Company also purchased a UK-based book distribution business resulting in $1.5 of amortizable intangible assets. The results of operations of this business subsequent to the acquisition was included in the International segment.
In fiscal 2017, the Company acquired 100% of the share capital of Ooka Island Inc., a Canadian-based digital phonics business, for $9.7, net of cash acquired. Fair values were assigned to the assets and liabilities acquired, including inventory, receivables, payables and intellectual property. The Company utilized internally-developed discounted cash flow forecasts to determine the fair value of the intellectual property. The fair values of the net assets were $6.9, which included $6.8 of amortizable intangible assets attributable to the intellectual property, resulting in $2.8 of goodwill that is expected to be deductible for tax purposes. The results of operations of this business subsequent to the acquisition are included in the Education segment.
The Company also purchased the assets of a U.S.-based book fair business in fiscal 2017 for approximately $0.4. The acquisition resulted in $0.2 of amortizable intangible assets. The results of operations of this business are included in the Children's Book Publishing and Distribution segment.
The transactions in fiscal 2018 and 2017 were not determined to be material individually or in the aggregate to the Company's results and therefore pro forma financial information is not presented.
10. TAXES

The components of Earnings (loss) from continuing operations before income taxes for the fiscal years ended May 31 were:

	2018	2017	2016
United States	$(18.4)	$78.7	$62.1
Non-United States	16.9	9.2	6.6
Total	$(1.5)	$87.9	$68.7

The provision for income taxes from continuing operations for the fiscal years ended May 31 consisted of the following components:

	2018	2017	2016
Current
Federal	$(3.6)	$8.3	$(4.0)
State and local	0.7	1.8	4.1
Non-United States	4.9	5.4	4.1
Total Current	$2.0	$15.5	$4.2

Deferred
Federal	$5.0	$17.7	$19.2
State and local	(3.5)	2.2	1.8
Non-United States	—	—	(0.5)
Total Deferred	$1.5	$19.9	$20.5

Total Current and Deferred	$3.5	$35.4	$24.7

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law resulting in a significant change in the framework for U.S. corporate taxes. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As a result, the Company's income tax benefit for the period ended May 31, 2018 includes expense related to the re-measurement of the Company's U.S. deferred tax balances of $5.7, based upon the Company's estimate of the amount and timing of future income taxes and related deductions.

The Act requires the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets, as defined by the Act, and 8.0% on the remaining earnings. The Company does not expect to incur a one-time transition tax on earnings of foreign subsidiaries.

The re-measurement of the Company's U.S. deferred tax balances, any transition tax and interpretation of the new law is provisional subject to clarifications of the new legislation and final calculations. Any future changes to the Company’s provisional estimates, related to Act, will be reflected as a change in estimate in the period in which the change in estimate is made in accordance with ASU 2018-05 Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts.

Effective Tax Rate Reconciliation

A reconciliation of the significant differences between the effective income tax rate and the federal statutory rate on Earnings (loss) from continuing operations before income taxes for the fiscal years ended May 31 was as follows:

	2018	2017	2016
Computed federal statutory provision	29.2%	35.0%	35.0%
State income tax provision, net of federal income tax benefit	37.1	3.3	3.7
Difference in effective tax rates on earnings of foreign subsidiaries	(1.3)	0.0	1.2
Charitable contributions	28.6	(0.3)	(0.4)
Tax credits	42.8	(0.5)	(0.3)
Valuation allowances	68.1	0.1	(0.7)
Uncertain Positions	110.3	2.9	3.9
Remeasurement of deferred tax balances	(371.3)	—	—
Permanent Differences	(177.6)	(0.3)	(6.0)
Other - net	0.8	0.1	(0.4)
Effective tax rates	(233.3)%	40.3%	36.0%
Total provision for income taxes	$3.5	$35.4	$24.7

The effective tax rate for the fiscal year ended May 31, 2018 was impacted by the loss from continuing operations before income taxes of $1.5 which included a pre-tax change of $57.3 related to the settlement of the Company's domestic defined benefit pension plan. The effective tax rate change was driven by the Act and the re-measurement of the Company's U.S. deferred tax balances resulting in additional tax provision of $5.7.

Unremitted Earnings

The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested. Any required adjustment to the income tax provision would be reflected in the period that the Company changes this assessment. As of May 31, 2018, there have been no changes to this assessment.

Deferred Taxes

The significant components for deferred income taxes for the fiscal years ended May 31 were as follows:

	2018	2017
Deferred tax assets:
Tax uniform capitalization	$9.6	$9.5
Prepublication expenses	0.7	7.8
Inventory reserves	15.0	24.6
Allowance for doubtful accounts	2.2	3.3
Other reserves	16.9	26.0
Postretirement, post employment and pension obligations	7.1	12.5
Tax carryforwards	26.9	24.1
Other - net	13.7	14.8
Gross deferred tax assets	$92.1	$122.6
Valuation allowance	(25.1)	(24.8)
Total deferred tax assets	$67.0	$97.8
Deferred tax liabilities:
Prepaid expenses	(0.4)	(0.4)
Depreciation and amortization	(41.4)	(43.7)
Total deferred tax liability	$(41.8)	$(44.1)
Total net deferred tax assets	$25.2	$53.7

Total net deferred tax assets of $25.2 at May 31, 2018 and $53.7 at May 31, 2017, respectively, are reported in noncurrent assets.

For the year ended May 31, 2018, the valuation allowance increased by $0.3 and for the year ended May 31, 2017, the valuation allowance decreased by $1.6. The valuation allowance is based on the Company’s assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. The valuation allowance at May 31, 2018 relates to the Company's total foreign operating loss carryforwards of $110.2, principally in the UK, which do not expire and other operating loss carryforwards in Puerto Rico and Canada.

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

The total amount of unrecognized tax benefits at May 31, 2018, 2017 and 2016 were $10.1, excluding $1.8 accrued for interest and penalties, $14.1, excluding $1.7 accrued for interest and penalties, and $17.9, excluding $2.3 accrued for interest and penalties, respectively. Of the total amount of unrecognized tax benefits at May 31, 2018, 2017 and 2016, $10.1, $14.1 and $17.0, respectively, would impact the Company’s effective tax rate.

During the years presented, the Company recognized interest and penalties related to unrecognized tax benefits in the provision for taxes in the Consolidated Financial Statements. The Company recognized an expense of $0.1, a benefit of $0.6, and an expense of $0.5 for the years ended May 31, 2018, 2017 and 2016, respectively.

The table below presents a reconciliation of the unrecognized tax benefits for the fiscal years indicated:

Gross unrecognized benefits at May 31, 2015	$17.3
Decreases related to prior year tax positions	(6.2)
Increase related to prior year tax positions	4.3
Increases related to current year tax positions	5.4
Settlements during the period	(2.9)
Lapse of statute of limitation	—
Gross unrecognized benefits at May 31, 2016	$17.9
Decreases related to prior year tax positions	(6.3)
Increase related to prior year tax positions	0.1
Increases related to current year tax positions	3.0
Settlements during the period	(0.6)
Lapse of statute of limitation	—
Gross unrecognized benefits at May 31, 2017	$14.1
Decreases related to prior year tax positions	(2.6)
Increase related to prior year tax positions	0.4
Increases related to current year tax positions	0.5
Settlements during the period	(1.9)
Lapse of statute of limitation	(0.4)
Gross unrecognized benefits at May 31, 2018	$10.1

Unrecognized tax benefits for the Company decreased by $4.0 for the year ended May 31, 2018 and decreased by $3.8 for the year ended May 31, 2017. Although the timing of the resolution and/or closure on audits is uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next twelve months. However, given the number of years remaining subject to examination and the number of matters being examined, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. In the fourth quarter of fiscal 2018, the Company reached a settlement with the Internal Revenue Service related to the audit of fiscal 2014. The Company is routinely audited by various tax authorities and the fiscal 2015 through fiscal 2018 tax years remain open.

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

On June 21, 2018, the U.S. Supreme Court issued its opinion in South Dakota v. Wayfair, Inc. et. al., reversing prior precedent, in particular Quill Corp. v. North Dakota (1992), which held that states could not constitutionally require retailers to collect and remit sales or use taxes in respect to mail order or internet sales made to residents of a state in the absence of the retailer having a physical presence in the taxing state. As a result, the Company will now have an obligation, at least on a going forward basis, to collect and remit sales and use taxes, primarily in respect to sales made through its school book clubs channel, as well as certain sales made through its ecommerce internet sites, to residents in states that the Company has not previously remitted sales or use taxes based on its having no physical presence in such states. In the majority opinion, several factors were discussed in support of the Court’s reasoning that the collection of sales and use taxes from out-of-state retailers did not constitute an undue burden on interstate commerce, including the fact that South Dakota did not require retroactive application of its statute. However, the question of retroactive application, as well as certain other factors noted in the opinion will be subject to how the states, on a state-by-state basis, interpret and apply the Court’s decision in their implementation of their respective state laws or regulations addressing the collection of sales and use taxes from out-of-state retailers. As a result, how the decision will affect the Company will depend on the positions taken by the states, on a state-by-state basis, relating to the retroactive application of the obligation to collect such taxes, as well as other factors noted in the opinion. The Company is not in a position at this time to determine or estimate the probable effect of the Court’s decision. However, depending on the positions taken by the respective states, the number of states taking such positions and the time periods for retroactive application, as well as the treatment by the states of other factors noted in the Court’s opinion, the Company could be significantly impacted by the states’ interpretations and applications of the Court’s decision. As of May 31, 2018, the Company’s school book clubs channel was remitting sales taxes in ten states. Any on-going or future litigation with states relating to sales and use taxes could be impacted favorably or unfavorably by the Court’s decision in future fiscal periods.

The State of Wisconsin has assessed Scholastic Book Fairs, Inc. (“SBF”), a wholly owned subsidiary of the Company, $5.4, exclusive of penalties and interest, for sales tax in fiscal years 2003 through 2014. Based upon the facts and circumstances and the relevant laws in the State of Wisconsin, the Company does not believe these assessments are merited and has elected to litigate these assessments. While the Company believes it will prevail in this litigation and accordingly has not recognized a liability for these assessments, the results of litigation cannot be assured and it is reasonably possible that SBF could be found liable for all or a portion of the amounts assessed.

11. CAPITAL STOCK AND STOCK-BASED AWARDS

Class A Stock and Common Stock

Capital stock consisted of the following as of May 31, 2018:

	Class A Stock	Common Stock	Preferred Stock
Authorized	4,000,000	70,000,000	2,000,000
Reserved for Issuance	—	6,278,191	—
Outstanding	1,656,200	33,320,335	—

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

Stock-based awards

At May 31, 2018, the Company maintained two stockholder-approved stock-based compensation plans with regard to the Common Stock: the Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”), under which no further awards can be made; and the Scholastic Corporation 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan was adopted in July 2011 and provides for the issuance of incentive stock options, non-qualified stock options, restricted stock and other stock-based awards. On September 24, 2014, the stockholders approved an amendment to the 2011 Plan increasing the shares available for issuance pursuant to awards granted under the 2011 plan by 2,475,000 shares.

The Company’s stock-based awards vest over periods not exceeding four years. Provisions in the Company’s stock-based compensation plans allow for the acceleration of vesting for certain retirement-eligible employees, as well as for certain other events.

Stock Options – At May 31, 2018, non-qualified stock options to purchase 114,312 shares and 2,540,842 shares of Common Stock were outstanding under the 2001 Plan and the 2011 Plan, respectively. During fiscal 2018, 695,983 options were granted under the 2011 Plan at a weighted average exercise price of $38.79.

At May 31, 2018, 701,551 shares of Common Stock were available for additional awards under the 2011 Plan.

In September 2007, the stockholders approved the Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (the “2007 Directors Plan”). From September 2007 through September 2011, the 2007 Directors Plan provided for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of non-qualified stock options to purchase 3,000 shares of Common Stock at a purchase price per share equal to the fair market value of a share of Common Stock on the date of grant and 1,200 restricted stock units. In July 2012, the Board approved an amended and restated 2007 Outside Directors stock incentive Plan (the “Amended 2007 Directors Plan”), which was approved by the stockholders in September 2012 and provided for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of stock options and restricted stock units with a value equal to a fixed dollar amount. Such dollar amount, as well as the split of such amount between stock options and restricted stock units, were determined annually by the Board (or committee designated by the Board) in advance of the grant date. The value of the stock option portion of the annual grant is determined based on the Black-Scholes option pricing method, with the exercise price being the fair market value of the Common Stock on the grant date, and the value of the restricted stock unit portion is the fair market value of the Common Stock on the grant date.

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

In September 2017, the stockholders approved the Scholastic Corporation 2017 Outside Directors Stock Incentive Plan (the “2017 Directors Plan”). The 2017 Directors Plan reserved for issuance 400,000 shares of Common Stock.
The 2017 Directors Plan also provides for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders of stock options and restricted stock units with a value equal to a fixed dollar amount. Such dollar amount, as well as the split of such dollar amount between stock options and restricted stock units, will be determined annually by the Board (or Committee designated by the Board) in advance of the grant date. In July 2017, the Board approved the fiscal 2018 grant to each non-employee director, on the date of the 2017 annual meeting of stockholders, of stock options and restricted stock units having a combined value, as determined by the Board, of ninety thousand dollars (based on the fair market value on the date of grant), with 60% of such award to be awarded as restricted stock units and 40% of such award to be awarded as stock options.

On September 20, 2017, an aggregate of 21,868 options at an exercise price of $38.61 per share and 9,786 restricted stock units were granted to the non-employee directors under the 2017 Directors Plan. As of May 31, 2018, 21,868 options were outstanding under the 2017 Directors Plan.

The Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”) provided for the grant to Richard Robinson, the Chief Executive Officer of the Corporation as of the effective date of the Class A Plan, of options to purchase Class A Stock (the “Class A Options”). As of May 31, 2018, there were 244,506 shares issued upon exercise under the Class A Plan. There are no Class A Options outstanding under the Class A Plan, and no shares of Class A Stock remained available for additional awards under the Class A Plan.

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

The following table sets forth the intrinsic value of stock options exercised, pretax stock-based compensation cost and related tax benefits for the Class A Stock and Common Stock plans for the fiscal years ended May 31:

	2018	2017	2016
Total intrinsic value of stock options exercised	$5.0	$11.0	$14.6
Stock-based compensation cost (pretax)	10.7	10.1	9.7
Tax benefits related to stock-based compensation cost	(0.2)	0.8	1.8
Weighted average grant date fair value per option	$10.45	$12.70	$14.78

Pretax stock-based compensation cost is recognized in Selling, general and administrative expenses. As of May 31, 2018, the total pretax compensation cost not yet recognized by the Company with regard to outstanding unvested stock options was $3.2. The weighted average period over which this compensation cost is expected to be recognized is 2.0 years.

The following table sets forth the stock option activity for the Class A Stock and Common Stock plans for the fiscal year ended May 31, 2018:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at May 31, 2017	2,693,824	$33.81
Granted	717,851	38.79
Exercised	(526,508)	30.60
Expired, cancellations and forfeitures	(63,041)	40.89
Outstanding at May 31, 2018	2,822,126	$35.52	6.8	$26.8
Exercisable at May 31, 2018	1,514,248	$32.33	5.3	$19.2

Restricted Stock Units – In addition to stock options, the Company has issued restricted stock units to certain officers and key executives under the 2011 Plan. The restricted stock units automatically convert to shares of Common Stock on a one-for-one basis as the award vests, which is typically over a four-year period beginning thirteen months from the grant date and thereafter annually on the anniversary of the grant date. There were 51,083 shares of Common Stock issued upon vesting of restricted stock units during fiscal 2018. The Company measures the value of restricted stock units at fair value based on the number of units granted and the price of the underlying Common Stock on the grant date. The Company amortizes the fair value of outstanding restricted stock units as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment, under certain circumstances.

The following table sets forth the restricted stock unit award activity for the fiscal years ended May 31:

	2018	2017	2016
Granted	68,089	52,331	74,536
Weighted average grant date price per unit	$38.97	$39.22	$43.10

As of May 31, 2018, the total pretax compensation cost not yet recognized by the Company with regard to unvested restricted stock units was $1.6. The weighted average period over which this compensation cost is expected to be recognized is 1.7 years.

Management Stock Purchase Plan - The Company maintains a Management Stock Purchase Plan (“MSPP”), which allows certain members of senior management to defer up to 100% of their annual cash bonus payments in the form of restricted stock units (“MSPP Stock Units”) which are purchased by the employee at a 25% discount from the lowest closing price of the Common Stock on NASDAQ on any day during the fiscal quarter in which such bonuses are payable. The MSPP Stock Units are converted into shares of Common Stock on a one-for-one basis at the end of the applicable deferral period, which must be a minimum of three years. The Company measures the value of MSPP Stock Units based on the number of awards granted and the price of the underlying Common Stock on the grant date, giving effect to the 25% discount. The Company amortizes this discount as stock-based compensation expense over the vesting term on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances.

The following table sets forth the MSPP Stock Unit activity for the fiscal years ended May 31:

	2018	2017	2016
MSPP Stock Units allocated	73,965	42,565	58,633
Purchase price per unit	$28.76	$28.49	$30.38

At May 31, 2018, there were 260,779 shares of Common Stock remaining authorized for issuance under the MSPP.

As of May 31, 2018, the total pretax compensation cost not yet recognized by the Company with regard to unvested MSPP Stock Units under the MSPP was less than $0.1. The weighted average period over which this compensation cost is expected to be recognized is 1.0 year.

The following table sets forth the restricted stock unit and MSPP Stock Unit activity for the year ended May 31, 2018:

	Restricted stock units and MSPP stock units	Weighted Average grant date fair value
Nonvested as of May 31, 2017	310,075	$22.28
Granted	142,054	23.34
Vested	(151,444)	23.99
Forfeited	(2,591)	37.63
Nonvested as of May 31, 2018	298,094	$21.78

The total fair value of shares vested during the fiscal years ended May 31, 2018, 2017 and 2016 was $3.6, $2.1 and $3.4, respectively.

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

The following table sets forth the ESPP share activity for the fiscal years ended May 31:

	2018	2017	2016
Shares issued	50,516	42,799	43,141
Weighted average purchase price per share	$33.74	$35.58	$33.65

At May 31, 2018, there were 469,953 shares of Common Stock remaining authorized for issuance under the ESPP.

12. TREASURY STOCK

The Company has authorizations from the Board of Directors to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions, as summarized in the table below:

Authorizations	Amount
July 2015	$50.0
March 2018	50.0
Total current Board authorizations	$100.0
Less repurchases made under the authorizations as of May 31, 2018	$(38.6)
Remaining Board authorization at May 31, 2018	$61.4

Total current Board authorizations represents the amount remaining under the Board authorization for Common share repurchases on July 22, 2015 and the current $50.0 Board authorization for Common share repurchases announced on March 21, 2018, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions. During the twelve months ended May 31, 2018, the Company repurchased approximately 0.7 million shares on the open market for approximately $27.2 at an average cost of $37.66 per share. The Company’s repurchase program may be suspended at any time without prior notice.

13. EMPLOYEE BENEFIT PLANS

Pension Plans

The Company has a defined benefit pension plan (the “UK Pension Plan”) that covers certain employees located in the United Kingdom who meet various eligibility requirements. Benefits are based on years of service and on a percentage of compensation near retirement. The UK Pension Plan is funded by contributions from the Company. The Company’s UK Pension Plan has a measurement date of May 31.

The Company had a cash balance retirement plan (the “U.S. Pension Plan”), which covered the majority of United States employees who met certain eligibility requirements. On July 20, 2016, the Board approved the termination of the U.S. Pension Plan, as it was determined that the on-going costs of maintaining the U.S. Pension Plan were growing at a greater rate than the benefit delivered to the Company’s participating and former employees.

During fiscal 2018, the U.S. Pension Plan made $37.8 of lump sum benefit payments to vested plan participants. Then, on February 14, 2018, the Company completed the final step in the distribution of the U.S. Pension Plan assets to participants by purchasing group annuity contracts for the remaining U.S. Pension Plan participants (the "U.S. Pension Plan Termination"). The total cost of these contracts was $86.3, paid to the respective insurers on February 21, 2018, resulting in a final settlement charge. The net funded asset position of the U.S. Pension Plan had previously included the value of the insurance contracts and lump sums settled prior to the purchase of such contracts. The U.S. Pension Plan's asset balance was sufficient to fund the purchase of these insurance contracts as well as any remaining benefit obligations and plan related operating expenses, with no additional cost to the Company as the plan sponsor. As a result, a remeasurement was completed on the final settlement date and a non-cash, pre-tax settlement expense of $57.3 was recognized in the Company's consolidated statement of operations in Other components of net periodic benefit (cost) as part of Earnings (loss) from continuing operations before income taxes.

As of May 31, 2018, the Company has committed to a plan to utilize all remaining assets after plan-related expense payments are made, to the benefit of the Company's employees participating in the Company's 401(k) plan.

Postretirement Benefits

The Company provides postretirement benefits to eligible retired United States-based employees (the “Postretirement Benefits”) consisting of certain healthcare and life insurance benefits. Employees may become eligible for these benefits after completing certain minimum age and service requirements. Effective June 1, 2009, the Company modified the terms of the Postretirement Benefits, effectively excluding a large percentage of employees from the plan. At May 31, 2018, the Company had no unrecognized prior service credit.

The Medicare Prescription Drug, Improvement and Modernization Act (the “Medicare Act”) introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy of 28% to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D. The Company has determined that the Postretirement Benefits provided to its retiree population are in aggregate the actuarial equivalent of the benefits under Medicare Part D. As a result, in fiscal 2018, 2017 and 2016, the Company recognized a cumulative reduction of its accumulated postretirement benefit obligation of $2.3, $2.5 and $3.1, respectively, due to the Federal subsidy under the Medicare Act.

The Company’s postretirement benefit plan has a measurement date of May 31.

The following table sets forth the weighted average actuarial assumptions utilized to determine the benefit obligations for the U.S. Pension Plan and the UK Pension Plan (collectively the “Pension Plans”), including the Postretirement Benefits, at May 31:

	U.S. Pension Plan			UK Pension Plan			Postretirement Benefits
	2018	2017	2016	2018	2017	2016	2018		2017		2016
Weighted average assumptions used to determine benefit obligations:
Discount rate	—%	2.4%	3.5%	2.6%	2.5%	3.5%	4.0%		3.7%		3.7%
Rate of compensation increase	—	—	—	3.9%	4.1%	3.8%	—		—		—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate (1)	2.3%	3.5%	3.8%	2.5%	3.5%	3.5%	3.7%		3.7%		3.8%
Expected short-term return on plan assets (2)	4.8%	4.8%	—	—	—	—	—	—	—	—	—
Expected long-term return on plan assets	—	—	4.8%	3.4%	3.9%	4.2%	—		—		—
Rate of compensation increase	—	—	—	4.1%	3.8%	4.1%	—		—		—

(1) The fiscal 2018 U.S. Pension Plan discount rate is for the period of June 1, 2017 through the plan settlement date.
(2) The fiscal 2018 U.S. Pension Plan expected short-term return on plan assets is for the period of June 1, 2017 through the plan settlement date.

To develop the expected long-term rate of return on plan assets assumption for the UK Pension Plan, the Company considers historical returns and future expectations. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an assumed weighted average long-term rate of return on plan assets of 3.4% for the UK Pension Plan. In fiscal 2018, the U.S. Pension Plan utilized a short-term rate of return assumption of 4.8% due to the U.S. Pension Plan termination for the period June 1, 2017 through the plan settlement date.

The following table sets forth the change in benefit obligation for the Pension Plans and Postretirement Benefits at May 31:

	U.S. Pension Plan		UK Pension Plan		Postretirement Benefits
	2018	2017	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$127.8	$125.0	$41.7	$39.8	$28.8	$38.3
Service cost	—	—	—	—	0.0	0.0
Interest cost	1.9	3.2	1.1	1.2	0.8	0.9
Plan participants’ contributions	—	—	—	—	0.4	0.2
Actuarial losses (gains)	1.7	9.2	(2.0)	6.3	(2.4)	(8.2)
Foreign currency translation	—	—	1.3	(4.3)	—	—
Settlement	(125.2)	—	—	—	—	—
Benefits paid, including expenses	(6.2)	(9.6)	(2.1)	(1.3)	(0.8)	(2.4)
Benefit obligation at end of year	$—	$127.8	$40.0	$41.7	$26.8	$28.8

The U.S. Pension Plan Termination resulted in an increase in actuarial losses for the U.S. Pension Plan in fiscal 2018. The increase primarily related to premiums associated with insurance company pricing for the obligations that were not distributed through lump sum payments.

The following table sets forth the change in plan assets for the Pension Plans and Postretirement Benefits at May 31:

	U.S. Pension Plan		UK Pension Plan		Postretirement Benefits
	2018	2017	2018	2017	2018	2017
Change in plan assets:
Fair value of plan assets at beginning of year	$132.5	$135.1	$29.2	$29.1	$—	$—
Actual return on plan assets	0.5	7.0	1.7	3.5	—	—
Employer contributions	—	—	1.1	1.1	2.0	2.2
Settlement	(125.2)	—	—	—	—	—
Benefits paid, including expenses	(6.2)	(9.6)	(2.1)	(1.3)	(2.4)	(2.4)
Plan participants’ contributions	—	—	—	—	0.4	0.2
Foreign currency translation	—	—	0.9	(3.2)	—	—
Fair value of plan assets at end of year	$1.6	$132.5	$30.8	$29.2	$—	$—

The U.S. Pension Plan reflects a current asset of $1.6 as of May 31, 2018, that will be used to pay plan-related expenses, with the remaining balance contributed for the benefit of the Company's employees participating in the Company's 401(k) plan.

The following table sets forth the net funded status of the Pension Plans and Postretirement Benefits and the related amounts recognized on the Company’s Consolidated Balance Sheets at May 31:

	U.S. Pension Plan		UK Pension Plan		Postretirement Benefits
	2018	2017	2018	2017	2018	2017
Current assets	$1.6	$4.7	$—	$—	$—	$—
Non-current assets	—	—	—	—	—	—
Current liabilities	—	—	—	—	(2.2)	(2.1)
Non-current liabilities	—	—	(9.2)	(12.5)	(24.6)	(26.7)
Net funded balance	$1.6	$4.7	$(9.2)	$(12.5)	$(26.8)	$(28.8)

The following amounts were recognized in Accumulated other comprehensive income (loss) for the Pension Plans and Postretirement Benefits in the Company’s Consolidated Balance Sheets at May 31:

	2018				2017
	U.S. Pension Plan	UK Pension Plan	Post - Retirement Benefits	Total	U.S. Pension Plan	UK Pension Plan	Post - Retirement Benefits	Total
Net actuarial gain (loss)	$—	$(12.5)	$(1.3)	$(13.8)	$(51.3)	$(16.3)	$(3.3)	$(70.9)
Amount recognized in Accumulated comprehensive income (loss) before tax	—	(12.5)	(1.3)	(13.8)	(51.3)	(16.3)	(3.3)	(70.9)

Accumulated other comprehensive loss of $55.0 for the U.S Pension Plan was reversed during fiscal 2018 as a result of the U.S. Pension Plan Termination in fiscal 2018. For the fiscal year ended May 31, 2018, the Company recognized final pretax settlement charges of $57.3 in Other components of net periodic benefit (cost), related to the settlement of the U.S Pension Plan and the related purchase of insurance company group annuity contracts.

The estimated net loss for the UK Pension Plan that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the fiscal year ending May 31, 2019 is $0.9.

The estimated net loss for the Postretirement Benefits plan that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the fiscal year ending May 31, 2019 is less than $0.1.

Income tax expense of $20.9, income tax expense of $0.4 and income tax benefit of $1.8 were recognized in Accumulated other comprehensive loss at May 31, 2018, 2017 and 2016, respectively.

The following table sets forth the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets with respect to the Pension Plans as of May 31:

	U.S. Pension Plan		UK Pension Plan
	2018	2017	2018	2017
Projected benefit obligations	$—	$127.8	$40.0	$41.7
Accumulated benefit obligations	—	127.8	39.4	40.9
Fair value of plan assets	1.6	132.5	30.8	29.2

The following table sets forth the net periodic (benefit) cost for the Pension Plans and Postretirement Benefits for the fiscal years ended May 31:

	U.S. Pension Plan			UK Pension Plan			Postretirement Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Components of net (benefit) cost:
Service cost	$—	$—	$—	$—	$—	$—	$0.0	$0.0	$0.0
Interest cost	1.9	3.2	4.6	1.1	1.2	1.5	0.8	0.9	1.4
Expected return on assets	(4.1)	(6.1)	(6.5)	(1.0)	(1.0)	(1.3)	—	—	—
Net amortization and deferrals	—	—	—	—	—	—	—	—	(0.1)
Settlement charge	57.3	—	—	—	—	—	—	—	—
Amortization of net actuarial loss	0.9	0.9	0.8	1.2	0.8	0.9	0.1	0.4	2.8
Net periodic (benefit) cost	$56.0	$(2.0)	$(1.1)	$1.3	$1.0	$1.1	$0.9	$1.3	$4.1

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

On May 31, 2017, the U.S. Pension Plan Termination was considered imminent and likely to occur during fiscal 2018. As such, the Company included estimates for the anticipated amount of lump sum payments to be distributed in fiscal 2018 as well as estimated insurance company pricing on the portion of the obligation not distributed through lump sum payments. This change did affect the measurement of the Company's U.S. Pension Plan obligations as of May 31, 2017. The Net periodic benefit (cost) for the U.S. Pension Plan for the period ended May 31, 2017 was not affected.

Plan Assets

The Company’s investment policy with regard to the assets in the UK Pension Plan is to actively manage, within acceptable risk parameters, certain asset classes where the potential exists to outperform the broader market. The U.S. Pension Plan Termination was considered imminent and likely to occur during fiscal 2018 and the plan assets were invested in short term cash and cash equivalent investments.

The following table sets forth the total weighted average asset allocations for the Pension Plans by asset category at May 31:

	U.S. Pension Plan		UK Pension Plan
	2018	2017	2018	2017
Equity securities	—%	13.4%	38.6%	38.8%
Debt securities	—%	76.5%	—%	32.8%
Cash and cash equivalents	100.0%	—%	2.6%	0.0%
Liability-driven instruments	—%	—%	32.8%	—%
Real estate	—%	—%	7.5%	6.9%
Other	—%	10.1%	18.5%	21.5%
	100.0%	100.0%	100.0%	100.0%

The following table sets forth the targeted weighted average asset allocations for the UK Pension Plan included in the Company’s investment policy:

UK Pension Plan
Equity securities	38%
Liability-driven instruments and other	55%
Real estate	7%
Total	100%

The fair values of the Company’s Pension Plans’ assets are measured using Level 1, Level 2 and Level 3 fair value measurements. For a more complete description of fair value measurements see Note 19, “Fair Value Measurements.”

The following table sets forth the measurement of the Company’s Pension Plans’ assets at fair value by asset category at the respective dates:

	Assets at Fair Value as of May 31, 2018
	U.S. Pension Plan	UK Pension Plan	U.S. Pension Plan	UK Pension Plan	U.S. Pension Plan	UK Pension Plan	Total
	Level 1		Level 2		Level 3
Cash and cash equivalents	$1.6	$0.8	$—	$—	$—	$—	$2.4
Equity securities:
U.S. (1)	—	1.5	—	—	—	—	1.5
International (2)	—	10.4	—	—	—	—	10.4
Pooled, Common and Collective Funds (3)	—	—	—	10.1	—	—	10.1
Annuities	—	—	—	—	—	5.7	5.7
Real estate (6)	—	—	—	2.3	—	—	2.3
Total	$1.6	$12.7	$—	$12.4	$—	$5.7	$32.4

	Assets at Fair Value as of May 31, 2017
	U.S. Pension Plan	UK Pension Plan	U.S. Pension Plan	UK Pension Plan	U.S. Pension Plan	UK Pension Plan	Total
	Level 1		Level 2		Level 3
Cash and cash equivalents	$18.4	$0.5	$—	$—	$—	$—	$18.9
Equity securities:
U.S. (1)	12.7	1.0	—	—	—	—	13.7
International (2)	—	10.3	—	—	—	—	10.3
Pooled, Common and Collective Funds (3) (4)	—	—	101.4	—	—	—	101.4
Fixed Income (5)	—	—	—	9.6	—	—	9.6
Annuities	—	—	—	—	—	5.8	5.8
Real estate (6)	—	—	—	2.0	—	—	2.0
Total	$31.1	$11.8	$101.4	$11.6	$—	$5.8	$161.7

(1)	Funds which invest in a diversified portfolio of publicly traded U.S. common stocks of large-cap, medium-cap and small-cap companies. There are no restrictions on these investments.

(2)	Funds which invest in a diversified portfolio of publicly traded common stocks of non-U.S. companies, primarily in Europe and Asia. There are no restrictions on these investments.

(3)	Funds which invest in UK government bonds and bond index-linked investments and interest rate and inflation swaps. There are no restrictions on these investments.

(4)	Funds which invest in bond index funds available to certain qualified retirement plans but not traded openly in any public exchanges. There are no restrictions on these investments.

(5)	Funds which invest in a diversified portfolio of publicly traded government bonds, corporate bonds and mortgage-backed securities. There are no restrictions on these investments.

(6)
Represents assets of a non-U.S. entity plan invested in a fund whose underlying investments are comprised of properties. The fund has publicly available quoted market prices and there are no restrictions on these investments.

The Company has purchased annuities to service fixed payments to certain retired plan participants in the UK. These annuities are purchased from investment grade counterparties. These annuities are not traded on open markets and are therefore valued based upon the actuarial determined valuation, and related assumptions, of the underlying projected benefit obligation, a Level 3 valuation technique. The fair value of these assets was $5.7 and $5.8 at May 31, 2018 and May 31, 2017, respectively.

The following table summarizes the changes in fair value of these Level 3 assets for the fiscal years ended May 31, 2018 and 2017:

Balance at May 31, 2016	$5.5
Actual Return on Plan Assets:
Relating to assets still held at May 31, 2016	1.2
Relating to assets sold during the year	—
Purchases, sales and settlements, net	—
Transfers in and/or out of Level 3	(0.3)
Foreign currency translation	(0.6)
Balance at May 31, 2017	$5.8
Actual Return on Plan Assets:
Relating to assets still held at May 31, 2017	(0.3)
Relating to assets sold during the year	—
Purchases, sales and settlements, net	—
Transfers in and/or out of Level 3	—
Foreign currency translation	0.2
Balance at May 31, 2018	$5.7

Contributions

In fiscal 2019, the Company expects to make contributions of $1.2 to the UK Pension Plan.

Estimated future benefit payments

The following table sets forth the expected future benefit payments under the UK Pension Plan and the Postretirement Benefits by fiscal year:

	UK Pension Plan	Postretirement
	Pension benefits	Benefit payments	Medicare subsidy receipts
2019	$1.1	$2.1	$0.2
2020	1.0	2.1	0.2
2021	0.9	2.2	0.2
2022	1.4	2.2	0.2
2023	1.3	2.2	0.2
2024-2028	7.7	10.4	1.3

Beneficiary payments for the U.S. Pension Plan were paid in full in fiscal 2018.

Assumed health care cost trend rates at May 31:

	2018	2017
Health care cost trend rate assumed for the next fiscal year	6.8%	7.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2026	2024

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	2018	2017
Total service and interest cost - 1% increase	$0.1	$0.1
Total service and interest cost - 1% decrease	(0.1)	(0.1)
Postretirement benefit obligation - 1% increase	2.8	3.0
Postretirement benefit obligation - 1% decrease	(2.4)	(2.6)

Defined contribution plans

The Company also provides defined contribution plans for certain eligible employees. In the United States, the Company sponsors a 401(k) retirement plan and has contributed $7.2, $7.1 and $6.8 for fiscal years 2018, 2017 and 2016, respectively.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the fiscal years ended May 31:

	2018		2017		2016
	Pension Plans	Post - Retirement Benefits	Pension Plans	Post - Retirement Benefits	Pension Plans	Post - Retirement Benefits
Net amortization and deferrals	—	—	—	—	—	(0.1)
Lump sum settlement charge	55.0	—	—	—	—	—
Amortization of net actuarial loss	2.1	0.1	1.7	0.4	1.7	2.8
Tax benefit	(22.3)	(0.0)	(0.4)	(0.1)	(0.3)	(1.1)
Amounts reclassified from Accumulated other comprehensive income (loss)	$34.8	$0.1	$1.3	$0.3	$1.4	$1.6

The amounts reclassified out of Accumulated other comprehensive income (loss) were recognized in Other components of net periodic benefit (cost) for all periods presented.

For the fiscal year ended May 31, 2018, the Company recognized pretax settlement charges of $57.3 in Other components of net periodic benefit (cost), related to the settlement of the U.S Pension Plan and the related purchase of insurance company group annuity contracts.

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	Foreign currency translation adjustments	Pension Plans	Post - Retirement Benefits	Total
Balance at May 31, 2016(1)	$(40.0)	$(39.4)	$(7.3)	$(86.7)
Other comprehensive income (loss) before reclassifications	$(5.3)	$(8.8)	$5.0	$(9.1)
Less: amount reclassified from Accumulated other comprehensive income (loss) (net of taxes)
Lump Sum Settlement charge	—	—	—	—
Amortization of net actuarial loss	—	1.3	0.3	1.6
Net prior service credit	—	—	—	—
Other comprehensive income (loss)	(5.3)	(7.5)	5.3	(7.5)
Balance at May 31, 2017 (1)	$(45.3)	$(46.9)	$(2.0)	$(94.2)
Other comprehensive income (loss) before reclassifications	3.4	(0.4)	0.6	3.6
Less: amount reclassified from Accumulated other comprehensive income (loss) (net of taxes)
Settlement charge	—	33.0	—	33.0
Amortization of net actuarial loss	—	1.8	0.1	1.9
Net prior service credit	—	—	—	—
Other comprehensive income (loss)	3.4	34.4	0.7	38.5
Balance at May 31, 2018 (1)	$(41.9)	$(12.5)	$(1.3)	$(55.7)

(1) Accumulated other comprehensive income (loss) related to Pension Plans and Postretirement Benefits are reported net of taxes of $1.1, $22.0 and $22.4 at May 31, 2018, 2017 and 2016, respectively.

15. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the Basic and Diluted earnings (loss) per share computation for the fiscal years ended May 31:

	2018	2017	2016
Earnings (loss) from continuing operations attributable to Class A and Common Shares	$(5.0)	$52.4	$43.9
Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	—	(0.2)	(3.5)
Net income (loss) attributable to Class A and Common Shares	(5.0)	52.2	40.4
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	35.0	34.7	34.1
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	—	0.7	0.8
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	35.0	35.4	34.9

Earnings (loss) per share of Class A Stock and Common Stock
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.14)	$1.51	$1.29
Earnings (loss) from discontinued operations, net of tax	$—	$(0.00)	$(0.11)
Net income (loss)	$(0.14)	$1.51	$1.18
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.14)	$1.48	$1.26
Earnings (loss) from discontinued operations, net of tax	$—	$(0.01)	$(0.10)
Net income (loss)	$(0.14)	$1.47	$1.16

Earnings from continuing operations exclude earnings of $0.1 and $0.1 for the fiscal years ended May 31, 2017 and 2016, respectively, for earnings attributable to participating restricted stock units.

In a period in which the Company reports a discontinued operation, Earnings (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive. There were less than 0.1 million of potentially anti-dilutive shares outstanding pursuant to compensation plans as of May 31, 2018.

A portion of the Company’s restricted stock units which are granted to employees participate in earnings through cumulative dividends which are payable and non-forfeitable to the employees upon vesting of the restricted stock units. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method.

The following table sets forth Options outstanding pursuant to stock-based compensation plans for the fiscal years ended May 31:

	2018	2017
Options outstanding pursuant to stock-based compensation plans (in millions)	2.8	2.7

As of May 31, 2018, $61.4 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors.

See Note 12, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

16. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following at May 31:

	2018	2017

Accrued payroll, payroll taxes and benefits	$47.1	$48.5
Accrued bonus and commissions	22.4	33.8
Accrued other taxes	25.7	26.1
Accrued advertising and promotions	35.8	34.9
Accrued insurance	7.8	7.6
Other accrued expenses	39.1	27.1
Total accrued expenses	$177.9	$178.0

The table below provides information regarding Accrued severance which is included in Accrued payroll, payroll taxes and benefits on the Company’s Consolidated Balance Sheets at May 31:

	2018	2017
Beginning balance	$6.6	$4.4
Accruals	9.9	14.9
Payments	(12.3)	(12.7)
Ending balance	$4.2	$6.6

The Company implemented cost reduction programs in fiscal 2018 and 2017, recognizing severance expense of $7.4. and $12.9, respectively.

17. OTHER FINANCIAL DATA

Other financial data consisted of the following for the fiscal years ended May 31:

	2018	2017	2016
Advertising expense	$110.0	$121.0	$127.3
Amortization of prepublication and production costs	21.8	23.3	26.4
Foreign currency transaction gain (loss)	(0.0)	1.0	(0.5)
Purchases related to contractual commitments for minimum print quantities	54.2	53.1	48.7

Other financial data consisted of the following at May 31:

	2018	2017
Royalty advances allowance for reserves	$97.0	$93.8
Accounts receivable reserve for returns	30.0	36.3
Accounts receivable allowance for doubtful accounts	12.4	13.7

18. DERIVATIVES AND HEDGING

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory, the foreign exchange risk associated with certain receivables denominated in foreign currencies and certain future commitments for foreign expenditures. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses, and it recognizes the unrealized gain or loss in other current assets or other current liabilities. The notional values of the contracts as of May 31, 2018 and 2017 were $30.0 and $36.5, respectively. Net unrealized gains of $0.4 and unrealized gains of $0.8 were recognized at May 31, 2018 and May 31, 2017, respectively.

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

The following tables present non-financial assets that were measured and recognized at fair value on a non-recurring basis and the total impairment losses and additions recognized on those assets:

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to other investments and acquisitions
	May 31, 2018	Level 1	Level 2	Level 3	May 31, 2018
Property, plant and equipment, net	$—	$—	$—	$—	$11.2	$—
Intangible assets	—	—	—	—	—	3.3

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to other investments and acquisitions
	May 31, 2017	Level 1	Level 2	Level 3	May 31, 2017
Property, plant and equipment, net	$—	$—	$—	$—	$5.7	$—
Goodwill	2.8	—	—	2.8	—	2.8
Prepublication assets	—	—	—	—	1.1	—
Intangible assets	6.8	—	—	7.0	—	7.0

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to other investments and acquisitions
	May 31, 2016	Level 1	Level 2	Level 3	May 31, 2016
Property, plant and equipment, net	$—	$—	$—	$—	$7.5	$—
Prepublication assets	—	—	—	—	6.9	—
Intangible assets	1.9	—	—	2.4	—	2.4

20. SUBSEQUENT EVENTS

On June 21, 2018, the U.S. Supreme Court issued its opinion in South Dakota v. Wayfair, Inc. et al., reversing prior precedent, in particular Quill Corp. v. North Dakota (1992), which held that states could not constitutionally require retailers to collect and remit sales or use taxes in respect to mail order or internet sales made to residents of a state in the absence of the retailer having a physical presence in the taxing state. This ruling could potentially impact the Company, primarily in respect to sales made through its school book club channel, as well as certain sales made through its ecommerce internet sites, to residents in states that the Company had not previously remitted sales or use taxes based on its having no physical presence in such states. The Company has determined that this ruling impacts conditions that did not exist as of May 31, 2018 and therefore no effects of this change in law were recognized in the

Consolidated Financial Statements. However, the Company has provided further information to Note 5, "Commitments and Contingencies."

On July 18, 2018, the Board of Directors declared a regular cash dividend of $0.15 per Class A and Common share in respect of the first quarter of fiscal 2019. The dividend is payable on September 17, 2018 to shareholders of record on August 31, 2018.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Scholastic Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Scholastic Corporation (the Company) as of May 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three fiscal years in the period ended May 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three fiscal years in the period ended May 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 25, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1938, but we are unable to determine the specific year.

New York, New York
July 25, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Scholastic Corporation

Opinion on Internal Control over Financial Reporting
We have audited Scholastic Corporation’s internal control over financial reporting as of May 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway (2013 framework) (the COSO criteria). In our opinion, Scholastic Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three fiscal years in the period ended May 31, 2018, and the related notes, and financial statement schedule listed in the Index at Item 15(c) and our report dated July 25, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York

July 25, 2018

Supplementary Financial Information
Summary of Quarterly Results of Operations (Unaudited, amounts in millions except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Ended May 31,
2018
Revenues	$189.2	$598.3	$344.7	$496.2	$1,628.4
Cost of goods sold	115.6	253.6	166.4	209.0	744.6
Earnings (loss) from continuing operations	(63.7)	57.1	(49.2)	50.8	(5.0)
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	(63.7)	57.1	(49.2)	50.8	(5.0)
Earnings (loss) per share of Class A and Common Stock:
Basic:
Earnings (loss) from continuing operations (1)	(1.81)	1.63	(1.41)	1.45	(0.14)
Earnings (loss) from discontinued operations, net of tax (1)	—	—	—	—	—
Net income (loss) (1)	(1.81)	1.63	(1.41)	1.45	(0.14)
Diluted:
Earnings (loss) from continuing operations (1)	(1.81)	1.60	(1.41)	1.43	(0.14)
Earnings (loss) from discontinued operations, net of tax (1)	—	—	—	—	—
Net income (loss) (1)	(1.81)	1.60	(1.41)	1.43	(0.14)
2017
Revenues	$282.7	$623.1	$336.2	$499.6	$1,741.6
Cost of goods sold	169.7	271.3	160.3	213.2	814.5
Earnings (loss) from continuing operations	(39.5)	67.9	(15.5)	39.6	52.5
Earnings (loss) from discontinued operations, net of tax	(0.1)	0.0	0.1	(0.2)	(0.2)
Net income (loss)	(39.6)	67.9	(15.4)	39.4	52.3
Earnings (loss) per share of Class A and Common Stock:
Basic:
Earnings (loss) from continuing operations (1)	(1.15)	1.96	(0.45)	1.13	1.51
Earnings (loss) from discontinued operations, net of tax (1)	(0.00)	0.00	0.01	(0.01)	(0.00)
Net income (loss) (1)	(1.15)	1.96	(0.44)	1.12	1.51
Diluted:
Earnings (loss) from continuing operations (1)	(1.15)	1.92	(0.45)	1.11	1.48
Earnings (loss) from discontinued operations, net of tax (1)	(0.00)	0.00	0.01	(0.01)	(0.01)
Net income (loss) (1)	(1.15)	1.92	(0.44)	1.10	1.47

(1) The sum of the quarters may not equal the full year basic and diluted earnings per share since each quarter is calculated separately.

Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A | Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of May 31, 2018, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management (with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer), after conducting an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2018.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting as of May 31, 2018, which is included herein. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2018 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B | Other Information

None.

Part III

Item 10 | Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 26, 2018 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Certain information regarding the Corporation’s Executive Officers is set forth in Part I - Item 1 - Business.

Item 11 | Executive Compensation

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 26, 2018 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 26, 2018 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13 | Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 26, 2018 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14 | Principal Accounting Fees and Services

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 26, 2018 to be filed pursuant to Regulation 14A under the Exchange Act.

Part IV

Item 15 | Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:

The following Consolidated Financial Statements are included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”:

Consolidated Statements of Operations for the years ended May 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income (Loss) for the years ended May 31, 2018, 2017 and 2016

Consolidated Balance Sheets at May 31, 2018 and 2017

Consolidated Statement of Changes in Stockholders’ Equity for the years ended May 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended May 31, 2018, 2017 and 2016

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

(a)(3) and (b)

Exhibits:

3.1
Amended and Restated Certificate of Incorporation of the Corporation, as amended to date (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 6, 2006, SEC File No. 000-19860) (the “August 31, 2006 10-Q”).

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

10.5*
Form of Restricted Stock Unit Agreement under the 2007 Directors’ Plan (incorporated by reference to the 2009 10-K) and the Form of Restricted Stock Unit Agreement (incorporated by reference to the November 30, 2012 10-Q).

10.6*
Scholastic Corporation 2001 Stock Incentive Plan, amended and restated as of July 21, 2009 (the “2001 Plan”) (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 2, 2009, SEC File No. 000-19860) (the “August 31, 2009 10-Q”), and Amendment No. 1 to the Amended and Restated Scholastic Corporation 2001 Stock Incentive Plan (incorporated by reference to the Corporation's Annual Report on Form 10-K as filed with the SEC on July 25, 2013, SEC File No. 000-19860 (the "2013 10-K")).

10.7*	Form of Non-Qualified Stock Option Agreement under the 2001 Plan (incorporated by reference to the August 31, 2009 10-Q).

10.8*
Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on December 22, 2011, SEC File No. 000-19860 (the "November 31, 2011 10-Q")). Amendment No. 1 to the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the 2013 10-K) and Amendment No. 2 to the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on December 22, 2014, SEC File No. 000-19860).

10.9*	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the November 30, 2011 10-Q).

10.10*	Form of Stock Option Agreement under the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the November 30, 2011 10-Q).

10.11*
Agreement and Release entered into December 6, 2017, by and between Maureen O'Connell and Scholastic Inc. (incorporated by reference to the Corporation's Current Report on Form 8-K as filed with the SEC on December 8, 2017, SEC File No 000-19860).

10.12*
Scholastic Corporation 2013 Executive Performance Incentive Plan (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on January 7, 2014, SEC File No. 000-19860).

10.13
Credit Agreement, dated as of January 5, 2017, among the Corporation and Scholastic Inc., as borrowers, the Initial Lenders named therein, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner and Smith Incorporated and Well Fargo Securities, LLC as joint lead arrangers and joint bookrunners, Wells Fargo N.A., Capital One N.A., Fifth Third Bank and HSBC Bank USA, N.A., as syndicate agents, and Branch Banking and Trust Company, as documentation agent (incorporated by reference to the Corporation's Annual Report on Form 10-K as filed with the SEC on July 24, 2017, SEC File No. 000-19860).

10.14*
Scholastic Corporation 2017 Outside Directors Stock Incentive Plan (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on September 21, 2017, SEC file No. 000-19860)(the "August 31, 2017 10-Q").

10.15*	Form of Non-Qualified Stock Option Agreement under the Scholastic Corporation 2017 Outside Directors Stock Incentive Plan (incorporated by reference to the August 31, 2017 10-Q).

10.16*	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2017 Outside Directors Stock Incentive Plan (incorporated by reference to the August 31, 2017 10-Q).

21	Subsidiaries of the Corporation, as of May 31, 2018.

23	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer of the Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Document **

101.DEF	XBRL Taxonomy Extension Definitions Document **

101.LAB	XBRL Taxonomy Extension Labels Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

*	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Item 16 | Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	July 25, 2018	SCHOLASTIC CORPORATION

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

Signature	Title	Date

/s/ Richard Robinson	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	July 25, 2018
Richard Robinson

/s/ Kenneth J. Cleary	Senior Vice President and Chief Financial Officer (principal financial officer)	July 25, 2018
Kenneth J. Cleary

/s/ Paul Hukkanen	Vice President and Chief Accounting Officer (principal accounting officer)	July 25, 2018
Paul Hukkanen

/s/ Andrés Alonso	Director	July 25, 2018
Andrés Alonso

/s/ James W. Barge	Director	July 25, 2018
James W. Barge

/s/ Marianne Caponnetto	Director	July 25, 2018
Marianne Caponnetto

/s/ John L. Davies	Director	July 25, 2018
John L. Davies

/s/ Andrew S. Hedden	Director	July 25, 2018
Andrew S. Hedden

Signature	Title	Date

/s/ Peter Warwick	Director	July 25, 2018
Peter Warwick

/s/ Margaret A. Williams	Director	July 25, 2018
Margaret A. Williams

/s/ David J. Young	Director	July 25, 2018
David J. Young

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K

YEAR ENDED May 31, 2018

ITEM 15(c)

S-1

Schedule II

Valuation and Qualifying Accounts and Reserves

					(Amounts in millions)
					Years ended May 31,
	Balance at Beginning of Year	Expensed	Write-Offs and Other		Balance at End of Year
2018
Allowance for doubtful accounts	$13.7	$9.5	$10.8		$12.4
Reserve for returns	36.3	54.5	60.8	(1)	30.0
Reserves for obsolescence	71.9	18.4	22.8		67.5
Reserve for royalty advances	93.8	4.1	0.9		97.0
2017
Allowance for doubtful accounts	$16.1	$11.0	$13.4		$13.7
Reserve for returns	32.1	80.4	76.2	(1)	36.3
Reserves for obsolescence	73.9	16.0	18.0		71.9
Reserve for royalty advances	90.1	4.3	0.6		93.8
2016
Allowance for doubtful accounts	$14.9	$12.3	$11.1		$16.1
Reserve for returns	27.9	56.6	52.4	(1)	32.1
Reserves for obsolescence	81.1	12.0	19.2		73.9
Reserve for royalty advances	86.8	4.1	0.8		90.1

(1)	Represents actual returns charged to the reserve

S-2