Form 10-Q
period 2018-08-31
SCHOLASTIC CORP
filed 2018-10-03
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2018	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of August 31, 2018

Common Stock, $.01 par value	33,433,747
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED August 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended
	August 31,
	2018	2017
Revenues	$218.4	$189.2
Operating costs and expenses:
Cost of goods sold	125.3	115.6
Selling, general and administrative expenses	163.7	159.5
Depreciation and amortization	13.2	9.2
Asset impairments	—	6.7
Total operating costs and expenses	302.2	291.0
Operating income (loss)	(83.8)	(101.8)
Interest income (expense), net	0.8	0.3
Other components of net periodic benefit (cost)	(0.4)	(0.1)
Earnings (loss) before income taxes	(83.4)	(101.6)
Provision (benefit) for income taxes	(22.1)	(37.9)
Net income (loss)	$(61.3)	$(63.7)
Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic	$(1.75)	$(1.81)
Diluted	$(1.75)	$(1.81)
Dividends declared per Class A and Common Share	$0.15	$0.15

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,
	2018	2017
Net income (loss)	$(61.3)	$(63.7)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(3.1)	3.7
Pension and postretirement adjustments (net of tax)	0.2	0.5
Total other comprehensive income (loss), net	$(2.9)	$4.2
Comprehensive income (loss)	$(64.2)	$(59.5)

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	August 31, 2018	May 31, 2018	August 31, 2017
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$269.8	$391.9	$311.9
Accounts receivable, net	223.7	204.9	145.4
Inventories, net	402.3	294.9	386.5
Prepaid expenses and other current assets	107.6	66.6	113.0
Total current assets	1,003.4	958.3	956.8
Noncurrent Assets:
Property, plant and equipment, net	563.5	555.6	487.1
Prepublication costs, net	58.5	55.3	43.6
Royalty advances, net	47.1	44.8	42.6
Goodwill	119.1	119.2	119.2
Noncurrent deferred income taxes	40.9	25.2	53.8
Other assets and deferred charges	67.1	67.0	56.5
Total noncurrent assets	896.2	867.1	802.8
Total assets	$1,899.6	$1,825.4	$1,759.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$15.7	$7.9	$12.0
Accounts payable	242.3	198.9	187.2
Accrued royalties	56.4	34.6	51.9
Deferred revenue	130.4	24.7	44.7
Other accrued expenses	185.9	177.9	153.3
Accrued income taxes	0.7	1.8	1.8
Total current liabilities	631.4	445.8	450.9
Noncurrent Liabilities:
Long-term debt	—	—	—
Other noncurrent liabilities	58.8	58.8	65.7
Total noncurrent liabilities	58.8	58.8	65.7

Commitments and Contingencies (see Note 5)	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value	—	—	—
Class A Stock, $0.01 par value	0.0	0.0	0.0
Common Stock, $0.01 par value	0.4	0.4	0.4
Additional paid-in capital	615.5	614.4	608.5
Accumulated other comprehensive income (loss)	(58.6)	(55.7)	(90.0)
Retained earnings	952.1	1,065.2	1,022.2
Treasury stock at cost	(300.0)	(303.5)	(298.1)
Total stockholders’ equity	1,209.4	1,320.8	1,243.0
Total liabilities and stockholders’ equity	$1,899.6	$1,825.4	$1,759.6

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,
	2018	2017
Cash flows - operating activities:
Net income (loss)	(61.3)	(63.7)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	1.4	1.9
Provision for losses on inventory	3.0	3.5
Provision for losses on royalty advances	1.0	1.1
Amortization of prepublication and production costs	5.2	5.5
Depreciation and amortization	14.0	10.0
Amortization of pension and postretirement actuarial gains and losses	0.2	0.6
Deferred income taxes	—	0.3
Stock-based compensation	1.5	1.5
Income from equity investments	(2.0)	(1.2)
Write off related to asset impairments	—	6.7
Changes in assets and liabilities:
Accounts receivable	9.2	53.0
Inventories	(114.6)	(104.3)
Prepaid expenses and other current assets	(23.7)	(30.6)
Income tax receivable	(22.1)	(37.1)
Royalty advances	(3.5)	(1.7)
Accounts payable	50.5	51.9
Other accrued expenses	(9.2)	(25.8)
Returns liability	17.1	—
Accrued income taxes	(1.0)	(1.1)
Accrued royalties	22.2	17.0
Deferred revenue	19.7	20.2
Pension and postretirement obligations	0.1	(1.6)
Other noncurrent liabilities	0.8	0.4
Other, net	2.5	1.1
Total adjustments	(27.7)	(28.7)
Net cash provided by (used in) operating activities	(89.0)	(92.4)

Cash flows - investing activities:
Prepublication and production expenditures	(8.8)	(5.9)
Additions to property, plant and equipment	(28.1)	(32.7)
Other investment and acquisition related payments	(0.5)	(0.2)
Net cash provided by (used in) investing activities	(37.4)	(38.8)

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,	August 31,
	2018	2017
Cash flows - financing activities:
Borrowings under lines of credit	11.6	20.1
Repayments of lines of credit	(3.6)	(13.6)
Repayment of capital lease obligations	(0.3)	(0.3)
Reacquisition of common stock	—	(4.2)
Proceeds pursuant to stock-based compensation plans	2.7	2.8
Payment of dividends	(5.2)	(5.3)
Other	—	(0.8)
Net cash provided by (used in) financing activities	5.2	(1.3)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	0.3
Net increase (decrease) in cash and cash equivalents	(122.1)	(132.2)
Cash and cash equivalents at beginning of period	391.9	444.1
Cash and cash equivalents at end of period	$269.8	$311.9

See accompanying notes

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

1. BASIS OF PRESENTATION

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned and majority-owned subsidiaries (collectively, “Scholastic” or the “Company”). Intercompany transactions are eliminated in consolidation. These financial statements have not been audited but reflect those adjustments consisting of normal recurring items that management considers necessary for a fair presentation of financial position, results of operations, comprehensive income (loss) and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the fiscal year ended May 31, 2018 (the “Annual Report”).

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2019 relate to the twelve-month period ending May 31, 2019. Certain reclassifications have been made to conform to the current year presentation.

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book fair and book club channels and most of its Education businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year are generally lower than its revenues in the other two fiscal quarters. Typically, school-based channel and classroom magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Trade sales can vary through the year due to varying release dates of published titles. The Company generally experiences a loss from operations in the first and third quarters of each fiscal year.

Use of estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and with the instructions to Form 10-Q and Regulation S-X. The preparation of these financial statements involve the use of estimates and assumptions by management, which affects the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary, in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to:

•	Variable consideration related to anticipated returns

•	Accounts receivable allowance for doubtful accounts

•	Pension and other postretirement obligations

•	Uncertain tax positions

•	The timing and amount of future income taxes and related deductions

•	Inventory reserves

•	Cost of goods sold from book fair operations during interim periods based on estimated gross profit rates

•	Sales tax contingencies

•	Royalty advance reserves and royalty expense accruals

•	Impairment testing for goodwill, intangibles and other long-lived assets and investments

•	Assets and liabilities acquired in business combinations

•	Revenues for book fairs which have not reported final results

•	Allocation of transaction price to performance obligations

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

New Accounting Pronouncements

Current Fiscal Quarter Adoption:

Topic 606, Revenue from Contracts with Customers
Refer to Note 2, Revenues, for a discussion of the Company's revenue recognition accounting following the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), and related amendments, in the first quarter of fiscal 2019.

Forthcoming Adoptions:

ASU 2018-15
In August 2018, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which reduces the complexity in accounting for costs of implementing a cloud computing service arrangement. This standard aligns the accounting for implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. The ASU aligns the following requirements for capitalizing implementation costs:

•	Those incurred in a hosting arrangement that is a service contract

•	Those incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).

The ASU will be effective for the Company in the first quarter of fiscal 2021. The Company is evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

ASU 2016-02
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require, among other things, lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases. The lease liability will be measured at the present value of the lease payments over the lease term. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and lessee's initial direct costs (e.g., commissions).

The ASU will be effective for the Company in the first quarter of fiscal 2020. The Company is evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows, and expects that there will be an increase to other assets and other liabilities as a result of its application.

2. REVENUES

Adoption of Topic 606, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606"). ASU No. 2014-09, along with various amendments that comprise Topic 606, provide a single model for use in accounting for revenue from contracts with customers and supersedes the previous revenue recognition guidance, including certain industry-specific and transaction-specific guidance. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.

The Company adopted Topic 606 on June 1, 2018 and elected to apply Topic 606 using the modified retrospective method. The Company determined that the adoption of Topic 606 had the following impact: (i) a deferral of certain revenue associated with the Company's book fairs incentive program (reflected in Deferred revenue), (ii) recognition of a refund liability (recorded as an increase to Other accrued expenses) and a return asset (recorded as an increase to Prepaid expenses and other current assets) for the right to recover products from customers upon settling the refund liability based on expected returns and (iii) recognition of previously capitalized direct response advertising costs as incurred, primarily related to the classroom magazines business.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Updates to Significant Accounting Policies

The Company updated its significant accounting policies as a result of the adoption of Topic 606 as follows:
Revenue Recognition - School-Based Book Fairs
Revenues associated with school-based book fairs relate to the sale of children's books and other products to book fair sponsors. In addition, the Company employs an incentive program to encourage the sponsorship of book fairs and increase the number of fairs held each school year. The Company identifies two performance obligations within its school-based book fair contracts which include the fulfillment of book fairs product and the fulfillment of product upon the redemption of incentive program credits by customers. The Company allocates the transaction price to each performance obligation and recognizes revenue at a point in time. The Company utilizes certain estimates based on historical experience and future expectations related to the participation in the incentive program and redemption patterns to determine the relative fair value of each performance obligation when allocating the transaction price. Changes in these estimates could impact the timing of the recognition of revenue. Revenue allocated to the book fair product will be recognized at the point at which product is delivered to the customer and control is transferred. The revenue allocated to the incentive program credits is recognized upon redemption of incentive credits and the transfer of control of the redeemed product. Incentive credits are generally redeemed within 12 months of issuance. Payment for school-based book fairs product is due at the completion of a customer's fair. The sale of school-based book fair product contains a right of return.
Estimated Returns
For sales that include a right of return, which primarily include the Trade and school-based book fairs channels, the Company will estimate the transaction price and record revenues as variable consideration based on the amounts the Company expects to ultimately be entitled. In order to determine estimated returns, the Company utilizes historical return rates, sales patterns, types of products and expectations and recognizes a reduction to Revenue and Cost of goods sold. In addition, a refund liability is recorded within Other accrued expenses for the consideration to which the Company believes it will not ultimately be entitled and a return asset is recorded within Prepaid expenses and other current assets for the expected inventory to be returned.

Transition

The Company has elected to present sales and other related taxes on a net basis, excluded from revenues, and as such, these are included within Other accrued expenses until remitted to taxing authorities. Shipping and handling costs that are billed to customers are included in Revenues, with costs recorded in Cost of goods sold.

The Company applied Topic 606 to all contracts as of the date of initial adoption, June 1, 2018. The cumulative effect of adopting Topic 606 was a $46.5 decrease to the opening balance of Retained earnings as of June 1, 2018.

The cumulative effect of the changes made to the Company’s condensed consolidated balance sheet at June 1, 2018 are as follows:

	As reported - May 31, 2018	Adjustments due to adoption		June 1, 2018
Accounts receivable, net	$204.9	$31.1	(1)	$236.0
Inventories, net	294.9	(1.9)	(2)	293.0
Prepaid expenses and other current assets	66.6	(4.3)	(2)	62.3
Noncurrent deferred income taxes	25.2	16.0	(3)	41.2
Deferred revenue	24.7	86.3	(4)	111.0
Other accrued expenses	177.9	1.1	(5)	179.0
Retained earnings	$1,065.2	$(46.5)		$1,018.7
(1) - Primarily represents the reclassification of the Company’s accounting for estimated returns from a reduction to Accounts receivable, net, to a current liability within Other accrued expenses.
(2) - Primarily represents the adjustment for previously capitalized direct response advertising costs of $5.5 and the reclassification of a return asset from Inventory to Prepaid expenses and other current assets.
(3) - Represents the income tax impact of Topic 606 adjustments.
(4) - Represents the deferred revenue related to outstanding book fairs incentive credits as of June 1, 2018.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

(5) - Represents a reduction to Other accrued expenses of $27.2 for outstanding book fair incentive credits as of June 1, 2018. This decrease was offset by a $28.3 increase for estimated returns recorded to Other accrued expenses.

Application of Topic 606 to the Current Fiscal Year Quarter

The comparative prior fiscal period information continues to be reported under the accounting standards in effect during those fiscal periods. The following table illustrates the amounts by which each summarized income statement line item was affected by the adoption of Topic 606:

	Three months ended August 31, 2018
	As reported	Adjustments		Without adoption of Topic 606
Revenues	$218.4	$(12.5)	(1)	$205.9
Cost of goods sold	125.3	(4.1)	(1)	121.2
Selling, general and administrative expenses	163.7	(3.2)	(2)	160.5
Depreciation and amortization	13.2	—		13.2
Operating income (loss)	(83.8)	(5.2)		(89.0)
Interest income (expense), net	0.8	—		0.8
Other components of net periodic benefit (cost)	(0.4)	—		(0.4)
Provision (benefit) for income taxes	(22.1)	(1.4)	(3)	(23.5)
Net income (loss)	$(61.3)	$(3.8)		$(65.1)
Basic earnings (loss) per share:	$(1.75)	$(0.11)		$(1.86)
Diluted earnings (loss) per share:	$(1.75)	$(0.11)		$(1.86)
(1) - Represents incremental revenue and cost of goods sold related to the redemption of book fairs incentive program credits, partially offset by additional deferred revenue on incentive credits awarded during the period.
(2) - Represents direct response advertising costs being expensed as incurred.
(3) - Represents the income tax impact of Topic 606 adjustments.

Estimated Returns
As of August 31, 2018, a liability for expected returns of $45.4 is recorded within Other accrued expenses on the Company's condensed consolidated balance sheets. In addition, as of August 31, 2018, a return asset of $3.5 is recorded within Prepaid expenses and other current assets for the recoverable cost of product estimated to be returned by customers.

Deferred Revenue
The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. These liabilities are recorded within Deferred revenue on the Company's condensed consolidated balance sheets and are classified as short term as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The amount of revenue recognized in the three months ended August 31, 2018 included within the opening deferred revenue balance was $31.9.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Disaggregated Revenue Data

The following table presents the Company’s revenues disaggregated by region and channel:

	Three months ended August 31,
	2018	2017
Book Clubs	$9.1	$8.0
Book Fairs	25.2	12.1
Trade	59.0	46.7
Total Children's Book Publishing & Distribution	93.3	66.8

Education	50.3	45.0

Major Markets (1)	50.3	51.7
Other Markets(2)	24.5	25.7
Total International	74.8	77.4
Total Revenues	$218.4	$189.2
(1) - Includes Canada, UK, Australia and New Zealand.
(2) - Primarily includes markets in Asia.

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

•
Education includes the publication and distribution to schools and libraries of children’s books, classroom magazines, print and digital supplemental and core classroom materials and related support services, and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States. This segment is comprised of two operating segments.

•
International includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses. This segment is comprised of three operating segments.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Three months ended August 31, 2018
Revenues	$93.3	$50.3	$—	$143.6	$74.8	$218.4
Bad debt expense	0.8	0.0	—	0.8	0.6	1.4
Depreciation and amortization (2)	5.3	2.4	9.9	17.6	1.6	19.2
Asset impairments	—	—	—	—	—	—
Segment operating income (loss)	(45.9)	(15.0)	(20.9)	(81.8)	(2.0)	(83.8)
Segment assets at August 31, 2018	545.2	192.3	884.2	1,621.7	277.9	1,899.6
Goodwill at August 31, 2018	40.9	68.2	—	109.1	10.0	119.1
Expenditures for other noncurrent assets (3)	10.4	5.5	25.5	41.4	4.3	45.7
Other noncurrent assets at August 31, 2018 (3)	148.5	109.9	499.7	758.1	76.2	834.3
Three months ended August 31, 2017
Revenues	$66.8	$45.0	$—	$111.8	$77.4	$189.2
Bad debt expense	0.5	(0.1)	—	0.4	1.5	1.9
Depreciation and amortization (2)	5.2	2.2	6.4	13.8	1.7	15.5
Asset impairments (4)	—	—	6.7	6.7	—	6.7
Segment operating income (loss)	(58.9)	(12.5)	(27.6)	(99.0)	(2.8)	(101.8)
Segment assets at August 31, 2017	476.9	176.1	845.6	1,498.6	261.0	1,759.6
Goodwill at August 31, 2017	40.9	68.3	—	109.2	10.0	119.2
Expenditures for other noncurrent assets (3)	9.9	2.5	30.8	43.2	2.1	45.3
Other noncurrent assets at August 31, 2017 (3)	140.2	94.5	429.7	664.4	68.0	732.4

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

(3)
Other noncurrent assets include property, plant and equipment, prepublication assets, production assets, royalty advances, goodwill, intangible assets and investments. Expenditures for other noncurrent assets for the International reportable segment include expenditures for long-lived assets of $2.8 and $1.3 for the three months ended August 31, 2018 and August 31, 2017, respectively. Other noncurrent assets for the International reportable segment include long-lived assets of $37.0 and $33.9 as of August 31, 2018 and August 31, 2017, respectively.

(4)	Impairment charge related to the abandonment of legacy building improvements in connection with the Company's renovation of its headquarters in New York City.

4. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	August 31, 2018	May 31, 2018	August 31, 2017
Revolving Loan	$—	$—	$—
Unsecured lines of credit (weighted average interest rates of 3.6%, 2.9% and 3.8%, respectively)	15.7	7.9	12.0
Total debt	$15.7	$7.9	$12.0

The fair value of the Company's debt approximates the carrying value for all periods presented. The Company's debt obligations have maturities of one year or less.

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

As of August 31, 2018, the indicated spread on Base Rate Advances was 0.175% and the indicated spread on Eurodollar Advances was 1.175%, both based on the Company’s prevailing consolidated debt to total capital ratio.
The Loan Agreement also provides for the payment of a facility fee in respect of the aggregate amount of revolving credit commitments ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At August 31, 2018, the facility fee rate was 0.20%.
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

As of August 31, 2018, the Company had no outstanding borrowings under the Loan Agreement. At August 31, 2018, the Company had open standby letters of credit totaling $5.3 issued under certain credit lines, including $0.4 under the Loan Agreement and $4.9 under the domestic credit lines discussed below.

The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at August 31, 2018, the Company was in compliance with these covenants.

Lines of Credit

As of August 31, 2018, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $25.0. There were no outstanding borrowings under these credit lines as of August 31, 2018, May 31, 2018 or August 31, 2017. As of August 31, 2018, availability under these unsecured money market bid rate credit lines totaled $20.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

As of August 31, 2018, the Company had various local currency credit lines totaling $23.7 underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $15.7 at August 31, 2018 at a weighted average interest rate of 3.6%, $7.9 at May 31, 2018 at a weighted average interest rate of 2.9% and $12.0 at August 31, 2017 at a weighted average interest rate of 3.8%. As of August 31, 2018, the amounts available under these facilities totaled $8.0. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

5. COMMITMENTS AND CONTINGENCIES

Various claims and lawsuits arising in the normal course of business are pending against the Company. The Company accrues a liability for such matters when it is probable that a liability exists and the amount of such liability can be reasonably estimated. When only a range can be estimated, the most probable amount in the range is accrued unless no amount within the range is a better estimate than any other amount, in which case the minimum amount in the range is accrued. Legal costs associated with litigation loss contingencies are expensed in the period in which they are incurred. The Company does not expect, in the case of those various claims and lawsuits arising in the normal course of business where a loss is considered probable or reasonably possible, that the reasonably possible losses from such claims and lawsuits (either individually or in the aggregate) would have a material adverse effect on the Company’s consolidated financial position or results of operations.

On June 21, 2018, the U.S. Supreme Court issued its opinion in South Dakota v. Wayfair, Inc. et. al., reversing prior precedent, in particular Quill Corp. v. North Dakota (1992), which held that states could not constitutionally require retailers to collect and remit sales or use taxes in respect to mail order or internet sales made to residents of a state in the absence of the retailer having a physical presence in the taxing state. As a result, the Company will now have an obligation, at least on a go forward basis, based on each state's enforcement date, to collect and remit sales and use taxes, primarily in respect to sales made through its school book clubs channel, as well as certain sales made through its ecommerce internet sites, to residents in states that the Company has not previously remitted sales or use taxes based on it having no physical presence in such states. In the majority opinion, several factors were discussed in support of the Court’s reasoning that the collection of sales and use taxes from out-of-state retailers did not constitute an undue burden on interstate commerce, including the fact that South Dakota did not require retroactive application of its statute. However, the question of retroactive application, as well as certain other factors noted in the opinion, will be subject to how the states, on a state-by-state basis, interpret and apply the Court’s decision in their implementation of their respective state laws or regulations addressing the collection of sales and use taxes from out-of-state retailers. As a result, how the decision will affect the Company will depend on the positions taken by the states, on a state-by-state basis, relating to the retroactive application of the obligation to collect such taxes, as well as other factors noted in the opinion.

The Company has taken steps towards compliance based on anticipated enforcement dates and an assumption as to each state's likely interpretation and application of the Court's decision. As the Company continues to monitor each state, the staggered enforcement dates, and the progress towards compliance, expenses could be incurred by the Company. As of August 31, 2018, the Company has not recorded significant expenses related to the Court's decision. As of August 31, 2018, the Company’s school book clubs channel remits sales taxes in eleven states. Any on-going or future litigation with states relating to sales and use taxes could be impacted favorably or unfavorably by the legislation action in future fiscal periods.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended August 31,
	2018	2017
Net income (loss) attributable to Class A and Common Shares	$(61.3)	$(63.7)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	35.0	35.2
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	*	*
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	*	*
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$(1.75)	$(1.81)
Diluted	$(1.75)	$(1.81)
* In each of the three month periods ended August 31, 2018 and 2017, the Company experienced a loss from operations and therefore did not report any dilutive share impact.

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	August 31, 2018	August 31, 2017
Options outstanding pursuant to stock-based compensation plans (in millions)	2.7	2.6

There were 0.4 million of potentially anti-dilutive shares pursuant to compensation plans as of August 31, 2018.

A portion of the Company’s Restricted Stock Units ("RSUs") which are granted to employees participate in earnings through cumulative dividends payable to the employees upon vesting of the RSUs. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method. Since, under the Two-class method, losses are not allocated to the participating securities in periods of loss, the Two-class method is not applicable.

As of August 31, 2018, $61.4 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 11, Treasury Stock, for a more complete description of the Company’s share buy-back program.

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

The following table summarizes the activity in Goodwill for the periods indicated:

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended August 31,	Twelve months ended May 31,	Three months ended August 31,
	2018	2018	2017
Gross beginning balance	$158.8	$158.5	$158.5
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$119.2	$118.9	$118.9
Foreign currency translation	(0.1)	0.2	0.3
Other	—	0.1	—
Ending balance	$119.1	$119.2	$119.2

Accumulated goodwill impairment losses totaled $39.6 as of August 31, 2018, May 31, 2018 and August 31, 2017. There were no goodwill impairment losses during the three months ended August 31, 2018 and August 31, 2017.

The following table summarizes the activity in other intangibles included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets for the periods indicated:

	Three months ended August 31,	Twelve months ended May 31,	Three months ended August 31,
	2018	2018	2017
Beginning balance other intangibles subject to amortization	$10.1	$9.0	$9.0
Additions	0.5	3.3	0.1
Amortization expense	(0.7)	(2.1)	(0.5)
Foreign currency translation	0.0	(0.1)	—
Total other intangibles subject to amortization, net of accumulated amortization of $24.8, $24.1 and $22.5, respectively	$9.9	$10.1	$8.6
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$12.0	$12.2	$10.7

In the first quarter of fiscal 2019, the Company purchased a UK-based book club business and a U.S.-based book fair business resulting in the recognition of $0.5 of definite lived intangible assets. The results of operations of these businesses are included within the International and Children's Book Publishing & Distribution segments, respectively.

Intangible assets with definite lives consist principally of customer lists, intellectual property rights and other agreements. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful life of all definite lived intangible assets is approximately 4.0 years. Intangible assets with indefinite lives consist principally of trademark and trademark rights.

8. INVESTMENTS

Included in “Other assets and deferred charges” on the Company’s condensed consolidated balance sheets were investments of $32.3, $31.1 and $28.7 at August 31, 2018, May 31, 2018 and August 31, 2017, respectively.

The Company's 48.5% equity interest in Make Believe Ideas Limited ("MBI"), a UK-based children's book publishing company, is accounted for using the equity method of accounting. Under the purchase agreement, and subject to its provisions, the Company will likely purchase the remaining outstanding shares in MBI following the completion of MBI's accounts for the calendar year 2018. The net carrying value of this investment was $11.2, $10.6 and $9.3 at August 31, 2018, May 31, 2018 and August 31, 2017, respectively. Equity method income from this investment is reported in the International segment.

The Company’s 26.2% non-controlling interest in a separate children’s book publishing business located in the UK is accounted for using the equity method of accounting. The net carrying value of this investment was $21.1, $20.5 and $19.4 at August 31, 2018, May 31, 2018 and August 31, 2017, respectively. Equity method income from this investment is reported in the International segment.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The Company has other equity and cost method investments that had a net carrying value of less than $0.1, less than $0.1 and less than $0.1 at August 31, 2018, May 31, 2018 and August 31, 2017, respectively.

Income from equity investments reported in "Selling, general and administrative expenses" in the condensed consolidated statements of operations totaled $2.0 and $1.2 for the three months ended August 31, 2018 and August 31, 2017, respectively.

9. EMPLOYEE BENEFIT PLANS

The following table sets forth components of the net periodic benefit (cost) for the periods indicated under the Company’s cash balance retirement plan for its United States employees meeting certain eligibility requirements (the “U.S. Pension Plan”) and the defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom (the “UK Pension Plan” and, together with the U.S. Pension Plan, the “Pension Plans”). Also included are the postretirement benefits, consisting of certain healthcare and life insurance benefits provided by the Company to its eligible retired United States-based employees (the “Postretirement Benefits”).

	U.S. Pension Plan		UK Pension Plan		Postretirement Benefits
	Three months ended August 31,		Three months ended August 31,		Three months ended August 31,
	2018	2017	2018	2017	2018	2017
Components of net periodic benefit (cost):
Service cost	$—	$—	$—	$—	$0.0	$0.0
Interest cost	—	(0.7)	(0.2)	(0.3)	(0.2)	(0.3)
Expected return on assets	—	1.5	0.2	0.3	—	—
Amortization of (gain) loss	—	(0.3)	(0.2)	(0.3)	—	0.0
Net periodic benefit (cost)	$—	$0.5	$(0.2)	$(0.3)	$(0.2)	$(0.3)

As discussed below, the U.S. Pension Plan has been terminated. The Company’s funding practice with respect to the UK Pension Plan is to contribute on an annual basis at least the minimum amounts required by applicable law. For the three months ended August 31, 2018, the Company contributed $0.3 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.1 to the UK Pension Plan for the fiscal year ending May 31, 2019.

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
During fiscal 2018, the U.S. Pension Plan made $37.8 of lump sum benefit payments to vested plan participants. On February 14, 2018, the Company completed the final step in the distribution of the U.S. Pension Plan assets to participants by purchasing group annuity contracts for the remaining U.S. Pension Plan participants. The total cost of these contracts was $86.3, paid to the respective insurers on February 21, 2018, and resulted in a final settlement charge.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

10. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended August 31,
	2018	2017
Stock option expense	$0.8	$0.8
Restricted stock unit expense	0.6	0.6
Management stock purchase plan	0.0	0.0
Employee stock purchase plan	0.1	0.1
Total stock-based compensation expense	$1.5	$1.5

The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended August 31,
	2018	2017
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.1	0.1

11. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

The table below represents the Board authorizations at the date indicated:

Authorizations	Amount
July 2015	$50.0
March 2018	50.0
Total current Board authorizations	$100.0
Less repurchases made under these authorizations	$(38.6)
Remaining Board authorization at August 31, 2018	$61.4

There were no repurchases of Common Stock during the three months ended August 31, 2018. The Company’s repurchase program may be suspended at any time without prior notice.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	Three months ended August 31, 2018
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2018	$(41.9)	$(13.8)	$(55.7)
Other comprehensive income (loss) before reclassifications	(3.1)	—	(3.1)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization (net of tax of $0.0)	—	0.2	0.2
Other comprehensive income (loss)	(3.1)	0.2	(2.9)
Ending balance at August 31, 2018	$(45.0)	$(13.6)	$(58.6)

	Three months ended August 31, 2017
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2017	$(45.3)	$(48.9)	$(94.2)
Other comprehensive income (loss) before reclassifications	3.7	—	3.7
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization (net of tax of $0.1)	—	0.5	0.5
Other comprehensive income (loss)	3.7	0.5	4.2
Ending balance at August 31, 2017	$(41.6)	$(48.4)	$(90.0)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended August 31,		Affected line items in the condensed consolidated statements of operations
	2018	2017
Employee benefit plans:
Amortization of unrecognized gain (loss)	$0.2	$0.6	Other components of net periodic benefit (cost)
Less: Tax effect	—	(0.1)	Provision (benefit) for income taxes
Total cost, net of tax	$0.2	$0.5

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

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, debt and foreign currency forward contracts. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The Company employs Level 2 fair value measurements for the disclosure of the fair value of its various lines of credit. The fair value of the Company's debt approximates the carrying value for all periods presented. The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes to the financial statements, are based on quotations from financial institutions, a Level 2 fair value measure. See Note 15, Derivatives and Hedging, for a more complete description of the fair value measurements employed.

Non-financial assets and liabilities for which the Company employs fair value measures on a non-recurring basis include:

•	Long-lived assets

•	Investments

•	Assets and liabilities acquired in a business combination

•	Goodwill and definite and indefinite-lived intangible assets
Level 2 and level 3 inputs are employed by the Company in the fair value measurement of these assets and liabilities. For the fair value measurements employed by the Company for goodwill and other intangible assets see Note 7, Goodwill and Other Intangibles. For the fair value measurements employed by the Company for certain property, plant and equipment, production assets, investments and prepublication assets, the Company assesses future expected cash flows attributable to these assets.

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

The Company’s annual effective tax rate, exclusive of discrete items, is expected to be approximately 27.2%. The interim effective tax rate, inclusive of discrete items, was 26.5% for the three month period ended August 31, 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law resulting in a significant change in the framework for U.S. corporate taxes. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The Company does not expect to incur a one-time transition tax on earnings of foreign subsidiaries. The re-measurement of the Company's U.S. deferred tax balances, any transition tax and interpretation of the new law is provisional, subject to clarifications of the new legislation and final calculations. Any future changes to the Company’s provisional estimates, related to the Act, will be reflected as a change in estimate in the period in which the change in

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

estimate is made in accordance with ASU 2018-05 Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 118. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts.

The Act also subjects a U.S. shareholder to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company is still evaluating the effects of the GILTI provisions and has not yet determined an accounting policy or a reasonable estimate of a potential impact, if any. The Company has not reflected any adjustments related to GILTI in the financial statements.

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities.

Non-income Taxes

The Company is subject to tax examinations for sales-based taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. The Company assesses sales tax contingencies for each jurisdiction in which it operates, considering all relevant factors including statutes, regulations, case law and experience. Where a sales tax liability in respect to a jurisdiction is probable and can be reasonably estimated for such jurisdiction, the Company has made accruals for these matters which are reflected in the Company’s Condensed consolidated Financial Statements. These amounts are included in Selling, general and administrative expenses. Future developments relating to the foregoing could result in adjustments being made to these accruals. See Note 5 - Commitments and Contingencies for further information.

15. DERIVATIVES AND HEDGING

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies and certain future commitments for foreign expenditures. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses in the Condensed consolidated statement of operations, and it recognizes the unrealized gain or loss in other current assets or current liabilities. The notional values of the open contracts as of August 31, 2018 and August 31, 2017 were $30.0 and $36.5, respectively. Unrealized gains of $0.7 and unrealized losses of $1.2 were recognized for the three month periods ended August 31, 2018 and August 31, 2017, respectively.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

16. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following as of the dates indicated:

	August 31, 2018	May 31, 2018	August 31, 2017
Accrued payroll, payroll taxes and benefits	$43.9	$47.1	$46.3
Accrued bonus and commissions	13.3	22.4	13.3
Returns liability	45.4	—	—
Accrued other taxes	21.3	25.7	21.5
Accrued advertising and promotions	9.7	35.8	31.9
Accrued insurance	8.0	7.8	7.5
Other accrued expenses	44.3	39.1	32.8
Total accrued expenses	$185.9	$177.9	$153.3

17. SUBSEQUENT EVENTS

The Board declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the second quarter of fiscal 2019. The dividend is payable on December 17, 2018 to shareholders of record as of the close of business on October 31, 2018.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenues for the quarter ended August 31, 2018 were $218.4 million, compared to $189.2 million in the prior fiscal year quarter, an increase of $29.2 million. The Company reported net loss per basic and diluted share of Class A and Common Stock of $1.75 in the first quarter of fiscal 2019, compared to net loss per basic and diluted share of $1.81 in the prior fiscal year quarter.

The first quarter results reflect the strength of the Company's global trade publishing channels, with sales up year-over-year across frontlist, series and licensed titles in a relatively flat market for children's books. As of August 31, 2018, the Company's titles held top spots in the BookScan 100 children's list and represented five of the top six children's book series in The New York Times bestsellers' list, including Dav Pilkey's new title, Dog Man: Lord of the Fleas. Education channel revenues also increased, despite a generally down market in the sector. Although the Company typically records a loss in the first fiscal quarter, as U.S. schools are not in session over the summer, operating loss was lower with improvement on margins. The Company has increased inventory levels in advance of the school selling season, including 20th Anniversary editions of the original seven Harry Potter titles and the first printing of Dog Man: Lord of the Fleas.

The Company continues its investment strategy to grow a robust offering of new print and digital core instruction products in the education channel in advance of the launch of Scholastic Literacy later this fiscal year. The Company expects improved sales productivity and operating effectiveness through the implementation of the new customer relationship management (CRM) platform, with improved tools and customer analytics stemming from strategic technology upgrades. The Scholastic 2020 initiatives to transform the Company's supply chain are beginning to positively impact operating costs thus helping to mitigate headwinds in paper and printing inflationary pressures.

Results of Operations – Consolidated

In the current fiscal quarter, the Company adopted a new accounting pronouncement, Topic 606 - Revenue from Contracts with Customers (Topic 606). See Note 2 of Notes to Condensed Consolidated Financial Statements - Unaudited in Item 1, “Financial Statements" for further details. The Company applied Topic 606 on a modified retrospective basis, therefore prior fiscal quarter results are not comparable. The table below provides a summary of the impact the adoption had on the current fiscal period and an adjusted total for comparison to prior period:

	Three months ended August 31,
($ amounts in millions)	2018	Accounting Adoption (1)	Adjusted 2018 (2)	2017	$ change	% change
Revenues	$218.4	$(12.5)	$205.9	$189.2	$16.7	8.8%
Cost of goods sold	125.3	(4.1)	121.2	115.6	(5.6)	(4.8)%
Selling, general and administrative expenses	163.7	(3.2)	160.5	159.5	(1.0)	(0.6)%
Depreciation and amortization	13.2	—	13.2	9.2	(4.0)	(43.5)%
Asset impairments	—	—	—	6.7	6.7	100.0%
Operating income (loss)	(83.8)	(5.2)	(89.0)	(101.8)	12.8	12.6%
Interest income (expense), net	0.8	—	0.8	0.3	0.5	166.7%
Other components of net periodic benefit (cost)	(0.4)	—	(0.4)	(0.1)	(0.3)	(300.0)%
Provision (benefit) for income taxes	(22.1)	(1.4)	(23.5)	(37.9)	(14.4)	(38.0)%
Net income (loss)	$(61.3)	$(3.8)	$(65.1)	$(63.7)	$(1.4)	(2.2)%
Basic earnings (loss) per share:	$(1.75)	$(0.11)	$(1.86)	$(1.81)	$(0.05)	(2.8)%
Diluted earnings (loss) per share:	$(1.75)	$(0.11)	$(1.86)	$(1.81)	$(0.05)	(2.8)%

(1) Accounting Adoption - In the first quarter of fiscal year 2019, the Company adopted Topic 606. This resulted in the recognition of revenue for incentive credits redeemed and a deferral of revenue for incentive credits earned. For the quarter ended August 31, 2018, incentive credits redeemed exceeded incentive credits earned due to the seasonality of the book fairs business. This resulted in additional revenue being recognized in the first fiscal quarter of the current fiscal period. This revenue is not reflected in the prior fiscal quarter and represents a change in the timing of recognition only. Similarly, the costs of the associated products were also recognized in Cost of goods sold. Topic 606 eliminated the deferral of certain advertising costs. For the quarter ended August 31, 2018, direct response advertising costs were expensed as

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

incurred within Selling, general and administrative expenses. This expense is not reflected in the prior fiscal quarter and represents a change in the timing of recognition only.

(2) Under the modified retrospective method of adoption for Topic 606, prior period amounts are not restated to reflect the new accounting treatment. Therefore, the Company included an Adjusted 2018 column to provide a comparable period over period variance.

Management's Discussion and Analysis of Financial Condition and Results of Operations excludes the impact of Topic 606, unless otherwise specifically stated.

Revenues for the quarter ended August 31, 2018 increased to $205.9 million, compared to $189.2 million in the prior fiscal year quarter. The Children's Book Publishing and Distribution segment revenues increased $14.5 million, driven by higher trade channel sales of $12.3 million, higher book fairs channel revenues of $1.1 million and higher book club channel revenues of $1.1 million. The Education segment revenues increased $5.3 million, primarily driven by higher sales of Scholastic Edge and classroom collections. The International segment revenues decreased $3.1 million, reflecting a decline of $1.4 million in local operations and the unfavorable impact of foreign currency translation of $1.7 million.

Components of Cost of goods sold for the three months ended August 31, 2018 and August 31, 2017 are as follows:

	Three months ended August 31,
	Adjusted 2018 (1)		2017
($ amounts in millions)	$	% of Revenue	$	% of Revenue
Product, service and production costs	$55.6	27.0%	$51.5	27.2%
Royalty costs	20.9	10.2%	18.1	9.6%
Prepublication and production amortization	5.3	2.6%	5.5	2.9%
Postage, freight, shipping, fulfillment and other	39.4	19.1%	40.5	21.4%
Total	$121.2	58.9%	$115.6	61.1%

(1) Under the modified retrospective method of adoption for Topic 606, prior period amounts are not restated to reflect the new accounting treatment. Therefore, the Adjusted 2018 amounts were used to provide a comparable period over period variance.

Cost of goods sold for the quarter ended August 31, 2018 was $121.2 million, or 58.9% of adjusted revenues, compared $115.6 million, or 61.1% of revenues in the prior fiscal year quarter. The decrease in Cost of goods sold as a percentage of revenue was due to the favorable impact higher revenues had on fixed costs primarily in the trade channel.

Selling, general and administrative expenses in the quarter ended August 31, 2018 increased to $160.5 million, compared to $159.5 million in the prior fiscal year quarter. The increase primarily relates to higher employee-related expenses.

Depreciation and amortization expenses in the quarter ended August 31, 2018 increased to $13.2 million, compared to $9.2 million in the prior fiscal year quarter. The increase was primarily attributable to capitalized strategic technology investments and assets related to the redesign and upgrade of the Company's headquarters in New York City which are currently in service.

There were no asset impairments for the quarter ended August 31, 2018 compared to $6.7 million in the prior fiscal year quarter, due to the prior fiscal year period impairment charges related to the abandonment of legacy building improvements in connection with the Company's renovation of its headquarters in New York City.

Net interest income in the quarter ended August 31, 2018 was $0.8 million, compared to net interest income of $0.3 million in the prior fiscal year quarter. The $0.5 million increase was primarily driven by higher interest income associated with the Company's cash and cash equivalents balances, while interest expense remained relatively flat due to the absence of long-term debt.

The Company’s effective tax rate for the first quarter of fiscal 2019 was 26.5%, compared to 37.3% in the prior fiscal year quarter. The reduction in rate was driven by the Tax Cuts and Jobs Act which was not yet signed into

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

law in the prior fiscal year period. For the full fiscal year, the Company expects an effective tax rate, inclusive of discrete items, of approximately 28.1%.

Net loss for the quarter ended August 31, 2018 decreased by $1.4 million to $65.1 million, compared to $63.7 million in the prior fiscal year quarter. Net loss per basic and diluted share of Class A and Common Stock was $1.86 in the quarter ended August 31, 2018, compared to Net loss per basic and diluted share of Class A Stock and Common Stock of $1.81 in the prior fiscal year quarter.

Results of Operations

Children’s Book Publishing and Distribution

	Three months ended August 31,
($ amounts in millions)	2018	Accounting Adoption (1)	Adjusted 2018 (2)	2017	$ change	% change
Revenues	$93.3	$(12.0)	$81.3	$66.8	$14.5	21.7%
Cost of goods sold	54.6	(3.7)	50.9	43.2	(7.7)	(17.8)%
Other operating expenses (3)	84.6	—	84.6	82.5	(2.1)	(2.5)%
Operating income (loss)	$(45.9)	$(8.3)	$(54.2)	$(58.9)	$4.7
Operating margin	—%		—%	—%

(1) Accounting Adoption - In the first quarter of fiscal year 2019, the Company adopted Topic 606, Revenue from Contracts with Customers. This resulted in the deferral of certain revenue associated with an incentive program within the Company’s book fair channels. In the Company's first fiscal quarter, when schools are not in session, revenues recognized for incentive programs exceeded revenues deferred for fairs held, resulting in the temporary higher revenues. The impact of Topic 606 will likely reverse in future fiscal quarters. See Note 2 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements." for further details.

(2) Under the modified retrospective method of adoption for Topic 606, prior period amounts are not restated to reflect the new accounting treatment. Therefore, the Company has included an Adjusted 2018 column to provide a comparable period over period variance.

(3) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2018 increased $14.5 million to $81.3 million, compared to $66.8 million in the prior fiscal year quarter primarily related to higher trade channel revenues of $12.3 million, driven by the success of Dav Pilkey's Dog Man: Lord of the Fleas, as well as Wings of Fire, The Lost Continent by Tui T. Sutherland, City of Ghosts by Victoria Schwab and higher sales of backlist series such as Dog Man, Harry Potter, The Baby-Sitters Club® graphic novels, The Bad Guys and Captain Underpants. Book fair channel revenues increased $1.1 million primarily due to higher revenue per fair and fair count. Book club channel revenues increased $1.1 million due to a higher number of events. Revenues from book club and book fair channels generally are not significant in the first fiscal quarter as most schools are not in session.

Cost of goods sold for the quarter ended August 31, 2018 was $50.9 million, or 63% of adjusted revenues, compared to $43.2 million, or 65% of revenues, in the prior fiscal year quarter. The decrease in Cost of goods sold as a percent of revenues was primarily due to the favorable impact higher revenues had on fixed costs.

Other operating expenses for the quarter ended August 31, 2018 increased to $84.6 million, compared to $82.5 million in the prior fiscal year quarter. The increase was primarily driven by higher operating expenses in the book fair channel, as well as increased employee-related expenses, partially offset by lower costs in the book club channel as a result of lower marketing expenses.

Segment operating loss for the quarter ended August 31, 2018 was $54.2 million, compared to $58.9 million in the prior fiscal year quarter. The $4.7 million favorable impact was primarily driven by the higher trade channel revenues.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Education

	Three months ended August 31,
($ amounts in millions)	2018	Accounting Adoption (1)	Adjusted 2018 (2)	2017	$ change	% change
Revenues	$50.3	$—	$50.3	$45.0	$5.3	11.8%
Cost of goods sold	21.1	—	21.1	18.9	(2.2)	(11.6)%
Other operating expenses (3)	44.2	(3.2)	41.0	38.6	(2.4)	(6.2)%
Operating income (loss)	$(15.0)	$3.2	$(11.8)	$(12.5)	$0.7
Operating margin	—%		—%	—%

(1) Accounting Adoption - In the first quarter of fiscal year 2019, the Company adopted Topic 606, Revenue from Contracts with Customers. This resulted in an impact to the timing of when direct advertising costs associated with the magazine business will be expensed. The impact of Topic 606 will likely reverse in future fiscal quarters. See Note 2 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements." for further details.

(2) Under the modified retrospective method of adoption for Topic 606, prior period amounts are not restated to reflect the new accounting treatment. Therefore, the Company included an Adjusted 2018 column to provide a comparable period over period variance.

(3) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2018 increased to $50.3 million, compared to $45.0 million in the prior fiscal year quarter. The $5.3 million increase was primarily driven by higher sales of classroom collections, summer literacy programs, teaching resources and guided reading and leveled book room products. Magazine channel revenues were comparable to the prior fiscal year period.

Cost of goods sold for the quarter ended August 31, 2018 was $21.1 million, or 42% of revenues, relatively flat when compared to $18.9 million, or 42% of revenues, in the prior fiscal year quarter.

Other operating expenses increased to $41.0 million for the quarter ended August 31, 2018, compared to $38.6 million in the prior fiscal year quarter. The $2.4 million increase primarily related to higher employee expenses.

Segment operating loss decreased to $11.8 million for the quarter ended August 31, 2018, compared to $12.5 million in the prior fiscal year quarter. This was primarily driven by the increase in revenues.

International

	Three months ended August 31,
($ amounts in millions)	2018	Accounting Adoption (1)	Adjusted 2018 (2)	2017	$ change	% change
Revenues	$74.8	$(0.5)	$74.3	$77.4	$(3.1)	(4.0)%
Cost of goods sold	38.3	(0.4)	37.9	40.3	2.4	6.0%
Other operating expenses (3)	38.5	—	38.5	39.9	1.4	3.5%
Operating income (loss)	$(2.0)	$(0.1)	$(2.1)	$(2.8)	$0.7
Operating margin	—%		—%	—%

(1) Accounting Adoption - In the first quarter of fiscal year 2019, the Company adopted Topic 606, Revenue from Contracts with Customers. This resulted in the deferral of certain revenue associated with an incentive program within the Company’s book fair channels. In the Company's first fiscal quarter, when schools are not in session, revenues recognized for incentive programs exceeded revenues deferred for fairs held, resulting in the temporary higher revenues. The impact of Topic 606 will likely reverse in future fiscal quarters. See Note 2 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements." for further details.

(2) Under the modified retrospective method of adoption for Topic 606, prior period amounts are not restated to reflect the new accounting treatment. Therefore, the Company has included an Adjusted 2018 column to provide a comparable period over period variance.

(3) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended August 31, 2018 decreased to $74.3 million, compared to $77.4 million in the prior fiscal year quarter. Local currency revenues across the Company's foreign operations decreased by $1.4

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

million, coupled with the adverse impact of $1.7 million in foreign exchange. Local currency revenues increased due to improved results in the UK’s education business, which also benefited from a small acquisition in the prior fiscal year, as well as improvements in its trade, book fairs and export business units, higher trade publishing and book fairs in Canada and higher direct sales in Indonesia, India and Malaysia, which were more than offset by lower results in Australia school channels.

Cost of goods sold for the quarter ended August 31, 2018 was $37.9 million, or 51% of adjusted revenues, compared to $40.3 million, or 52% of revenues, in the prior fiscal year quarter. Cost of goods sold as a percentage of revenues decreased primarily due to favorable product mix in the UK.

Other operating expenses for the quarter ended August 31, 2018 were $38.5 million, compared to $39.9 million in the prior fiscal year quarter. In local currencies, Other operating expenses decreased by $0.9 million. The local currency decrease was primarily related to lower bad debt expense, primarily in Malaysia, the Philippines and Thailand.

Segment operating loss for the quarter ended August 31, 2018 was $2.1 million, compared to $2.8 million in the prior fiscal year quarter. The decrease was primarily driven by the favorable product mix in the UK and the lower bad debt expense in certain Asian markets.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overhead

Unallocated overhead expense for the quarter ended August 31, 2018 decreased by $6.7 million to $20.9 million, from $27.6 million in the prior fiscal year quarter. The decrease was primarily driven by lower impairment charges of $6.7 million due to the prior fiscal period charge related to the abandonment of legacy building improvements in connection with the headquarter renovation. An increase in depreciation and amortization expense, primarily attributable to capitalized strategic technology investments and assets related to the redesign and upgrade of the Company's headquarters in New York City, which is now substantially completed, was partially offset by favorable employee-related costs. Severance expense for the quarter ended August 31, 2018 was $2.2 million with $0.5 million related to cost saving initiatives compared to $1.8 million in the prior fiscal year period, with $1.6 million related to cost saving initiatives.

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

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Liquidity and Capital Resources

Cash used in operating activities was $89.0 million for the three months ended August 31, 2018, compared to cash used in operating activities of $92.4 million for the prior fiscal year period, representing a decrease in cash used in operating activities of $3.4 million. The decrease in cash used was primarily due to lower employee-related expense spending and higher customer remittances, partially offset by higher inventory purchases due to the printing of the new Dog Man title and Harry Potter related titles in anticipation of the 20th Anniversary of Harry Potter.

Cash used in investing activities was $37.4 million for the three months ended August 31, 2018, compared to cash used in investing activities of $38.8 million in the prior fiscal year period, representing lower cash used in investing activities of $1.4 million. Capital spending in the current fiscal year period was lower than the prior fiscal year period due to lower fixed asset additions primarily related to the headquarters building modernization, partially offset by higher prepublication spending, primarily for new print and digital core instruction products in the Education segment.

Cash provided by financing activities was $5.2 million for the three months ended August 31, 2018, compared to cash used in financing activities of $1.3 million for the prior fiscal year period, representing an increase in cash provided by financing activities of $6.5 million. The increase in cash provided was primarily driven by the absence of common stock repurchases by the Company, which were $4.2 million in the prior fiscal year period.

Cash Position

The Company’s cash and cash equivalents totaled $269.8 million at August 31, 2018, $391.9 million at May 31, 2018 and $311.9 million at August 31, 2017. Cash and cash equivalents held by the Company’s U.S. operations totaled $253.4 million at August 31, 2018, $371.1 million at May 31, 2018 and $297.2 million at August 31, 2017.

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

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, dividends, currently authorized Common share repurchases, debt service, planned capital expenditures and other investments. As of August 31, 2018, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $269.8 million, cash from operations, and funding available under the Revolving Loan totaling approximately $375.0 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Additionally, the Company has short-term credit facilities of $48.7 million, less current borrowings of $15.7 million and commitments of $4.9 million, resulting in $28.1 million of current availability at August 31, 2018. Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Financing

The Company is party to the Loan Agreement and certain credit lines with various banks as described in Note 4 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements." There were no outstanding borrowings under the Loan Agreement as of August 31, 2018.

New Accounting Pronouncements

Reference is made to Note 1 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2018.

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of August 31, 2018. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of August 31, 2018:

($ amounts in millions)	Fiscal Year Maturity
	2019 (1)	2020	2021	2022	2023	Thereafter	Total	Fair Value @ 8/31/2018
Debt Obligations
Lines of Credit and current portion of long-term debt	$15.7	$—	$—	$—	$—	$—	$15.7	$15.7
Average interest rate	3.6%	—	—	—	—	—	—

(1) Fiscal 2019 includes the remaining nine months of the current fiscal year ending May 31, 2019.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of August 31, 2018, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
QUARTERLY REPORT ON FORM 10-Q, DATED AUGUST 31, 2018
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

SCHOLASTIC CORPORATION
(Registrant)

Date: October 3, 2018	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board, President and Chief Executive Officer

Date: October 3, 2018	By:	/s/ Kenneth J. Cleary

Kenneth J. Cleary
Chief Financial Officer (Principal Financial Officer)