Form 10-Q
period 2018-11-30
SCHOLASTIC CORP
filed 2018-12-20
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2018	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of November 30, 2018

Common Stock, $.01 par value	33,576,240
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED November 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended		Six months ended
	November 30,		November 30,
	2018	2017	2018	2017
Revenues	$604.7	$598.3	$823.1	$787.5
Operating costs and expenses:
Cost of goods sold	262.4	253.6	387.7	369.2
Selling, general and administrative expenses	229.7	227.7	393.4	387.2
Depreciation and amortization	14.4	9.8	27.6	19.0
Asset impairments	—	—	—	6.7
Total operating costs and expenses	506.5	491.1	808.7	782.1
Operating income (loss)	98.2	107.2	14.4	5.4
Interest income (expense), net	0.5	0.0	1.3	0.3
Other components of net periodic benefit (cost)	(0.3)	(15.5)	(0.7)	(15.6)
Earnings (loss) before income taxes	98.4	91.7	15.0	(9.9)
Provision (benefit) for income taxes	26.8	34.6	4.7	(3.3)
Net income (loss)	$71.6	$57.1	$10.3	$(6.6)
Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic	$2.03	$1.63	$0.29	$(0.19)
Diluted	$1.99	$1.60	$0.29	$(0.19)
Dividends declared per Class A and Common Share	$0.15	$0.15	$0.30	$0.30

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended		Six months ended
	November 30,		November 30,
	2018	2017	2018	2017
Net income (loss)	$71.6	$57.1	$10.3	$(6.6)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(0.6)	0.1	(3.7)	3.8
Pension and postretirement adjustments (net of tax)	2.7	9.0	2.9	9.5
Total other comprehensive income (loss), net	$2.1	$9.1	$(0.8)	$13.3
Comprehensive income (loss)	$73.7	$66.2	$9.5	$6.7

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	November 30, 2018	May 31, 2018	November 30, 2017
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$358.1	$391.9	$387.8
Accounts receivable, net	377.3	204.9	262.4
Inventories, net	365.6	294.9	355.7
Prepaid expenses and other current assets	71.3	66.6	69.2
Total current assets	1,172.3	958.3	1,075.1
Noncurrent Assets:
Property, plant and equipment, net	571.3	555.6	514.0
Prepublication costs, net	62.1	55.3	46.5
Royalty advances, net	48.9	44.8	46.5
Goodwill	119.1	119.2	119.1
Noncurrent deferred income taxes	41.4	25.2	47.6
Other assets and deferred charges	66.8	67.0	59.5
Total noncurrent assets	909.6	867.1	833.2
Total assets	$2,081.9	$1,825.4	$1,908.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$13.5	$7.9	$11.3
Accounts payable	250.3	198.9	222.1
Accrued royalties	58.5	34.6	46.9
Deferred revenue	187.2	24.7	82.0
Other accrued expenses	227.8	177.9	173.7
Accrued income taxes	2.1	1.8	2.5
Total current liabilities	739.4	445.8	538.5
Noncurrent Liabilities:
Long-term debt	—	—	—
Other noncurrent liabilities	57.9	58.8	67.1
Total noncurrent liabilities	57.9	58.8	67.1

Commitments and Contingencies (see Note 5)	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	—	—	—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 33.6, 33.3 and 33.2 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	617.9	614.4	612.3
Accumulated other comprehensive income (loss)	(56.5)	(55.7)	(80.9)
Retained earnings	1,018.4	1,065.2	1,074.1
Treasury stock, at cost: 9.3, 9.6 and 9.7 shares, respectively	(295.6)	(303.5)	(303.2)
Total stockholders’ equity	1,284.6	1,320.8	1,302.7
Total liabilities and stockholders’ equity	$2,081.9	$1,825.4	$1,908.3
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Six months ended
	November 30,
	2018	2017
Cash flows - operating activities:
Net income (loss)	10.3	(6.6)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	4.1	6.2
Provision for losses on inventory	7.7	7.2
Provision for losses on royalty advances	2.0	2.2
Amortization of prepublication and production costs	10.7	10.9
Depreciation and amortization	29.1	20.5
Pension settlement	—	15.4
Amortization of pension and postretirement actuarial gains and losses	0.4	1.2
Deferred income taxes	(0.3)	6.2
Stock-based compensation	5.2	7.5
Income from equity investments	(4.5)	(2.7)
Write off related to asset impairments	—	6.7
Changes in assets and liabilities:
Accounts receivable	(147.5)	(67.9)
Inventories	(82.8)	(78.3)
Prepaid expenses and other current assets	(16.8)	(16.5)
Income tax receivable	7.1	(7.7)
Royalty advances	(6.3)	(6.7)
Accounts payable	62.7	71.2
Other accrued expenses	(0.9)	(4.4)
Returns liability	50.4	—
Accrued income taxes	0.3	(0.4)
Accrued royalties	24.2	12.0
Deferred revenue	76.8	57.5
Pension and postretirement obligations	(1.4)	(8.7)
Other noncurrent liabilities	0.9	1.9
Other, net	8.1	1.7
Total adjustments	29.2	35.0
Net cash provided by (used in) operating activities	39.5	28.4

Cash flows - investing activities:
Prepublication and production expenditures	(20.6)	(14.7)
Additions to property, plant and equipment (including capitalized software)	(51.3)	(54.0)
Other investment and acquisition related payments	(0.6)	(0.2)
Net cash provided by (used in) investing activities	(72.5)	(68.9)

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Six months ended
	November 30,	November 30,
	2018	2017
Cash flows - financing activities:
Borrowings under lines of credit	29.3	38.5
Repayments of lines of credit	(23.2)	(32.4)
Repayment of capital lease obligations	(0.7)	(0.6)
Reacquisition of common stock	—	(13.3)
Proceeds pursuant to stock-based compensation plans	5.2	3.4
Payment of dividends	(10.6)	(10.6)
Other	—	(0.9)
Net cash provided by (used in) financing activities	0.0	(15.9)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.1
Net increase (decrease) in cash and cash equivalents	(33.8)	(56.3)
Cash and cash equivalents at beginning of period	391.9	444.1
Cash and cash equivalents at end of period	$358.1	$387.8

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

Interim Financial Statements

The accompanying unaudited condensed consolidated interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2018. The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book fairs and book club channels and most of its Education businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year are generally lower than its revenues in the other two fiscal quarters. Typically, school-based channel and classroom magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Trade sales can vary through the year due to varying release dates of published titles. The Company generally experiences a loss from operations in the first and third quarters of each fiscal year.

Use of estimates

The preparation of these Financial Statements involves the use of estimates and assumptions by management, which affects the amounts reported in the Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary, in order to form a basis for determining the carrying values of certain assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to:

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

Forthcoming Adoptions:

ASU No. 2016-02. ASU No. 2018-10 and ASU No. 2018-11
In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2016-02, Leases (Topic 842) which supersedes existing guidance on accounting for leases in ASC Topic 840, Leases. The amendments in this ASU, among other things, require lessees to account for leases as either finance leases or operating leases and generally requires all leases to be recorded on the balance sheet, through the recognition of right-of-use assets and corresponding lease liabilities. The lease liability should be measured at the present value of the lease payments over the lease term. The right-of-use asset should be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and lessee's initial direct costs (e.g., commissions). The guidance also requires specific qualitative and quantitative disclosures about leasing activities.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings.

ASU No. 2016-02, ASU No. 2018-10 and ASU No. 2018-11 are effective for the Company in the first quarter of fiscal 2020 and are required to be applied using the modified retrospective approach for all leases existing as of the effective date. Early adoption is permitted; however, the Company currently does not plan to adopt this standard early and it is evaluating the impact of this standard on its consolidated financial position, results of operations and cash flows. The Company expects that the adoption will result in the recognition of right-of-use assets and lease liabilities related to its operating leases.

2. REVENUES

Adoption of Topic 606, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606"). ASU No. 2014-09, along with various amendments that comprise Topic 606, which provides a single model for use in accounting for revenue from contracts with customers and supersedes the previous revenue recognition guidance, including certain industry-specific and transaction-specific guidance. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.

The Company adopted Topic 606 on June 1, 2018 and elected to apply Topic 606 using the modified retrospective method. The Company determined that the adoption of Topic 606 had the following impact: (i) a deferral of certain revenue associated with the Company's book fairs incentive program (reflected in Deferred revenue), (ii) recognition of a refund liability (recorded as an increase to Other accrued expenses) and a return asset (recorded as an increase to Prepaid expenses and other current assets) for the right to recover products from customers upon settling the refund liability based on expected returns and (iii) recognition of previously capitalized direct response advertising costs as incurred, primarily related to the magazines business.

Updates to Significant Accounting Policies

The Company updated its significant accounting policies as a result of the adoption of Topic 606 as follows:
Revenue Recognition - School-Based Book Fairs
Revenues associated with school-based book fairs relate to the sale of children's books and other products to book fair sponsors. In addition, the Company employs an incentive program to encourage the sponsorship of

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

book fairs and increase the number of fairs held each school year. The Company identifies two performance obligations within its school-based book fair contracts which include the fulfillment of book fairs product and the fulfillment of product upon the redemption of incentive program credits by customers. The Company allocates the transaction price to each performance obligation and recognizes revenue at a point in time. The Company utilizes certain estimates based on historical experience and future expectations related to the participation in the incentive program and redemption patterns to determine the relative fair value of each performance obligation when allocating the transaction price. Changes in these estimates could impact the timing of the recognition of revenue. Revenues allocated to the book fair product will be recognized at the point in which product is delivered to the customer and control is transferred. The revenue allocated to the incentive program credits is recognized upon redemption of incentive credits and the transfer of control of the redeemed product. Incentive credits are generally redeemed within 12 months of issuance. Payment for school-based book fairs product is due at the completion of a customer's fair. The sale of school-based book fair product contains a right of return.
Estimated Returns
For sales that include a right of return, which primarily include the trade and school-based book fair channels, the Company will estimate the transaction price and record revenues as variable consideration based on the amounts the Company expects to ultimately be entitled. In order to determine estimated returns, the Company utilizes historical return rates, sales patterns, types of products and expectations and recognizes a reduction to Revenues and Cost of goods sold. In addition, a refund liability is recorded within Other accrued expenses for the consideration to which the Company believes it will not ultimately be entitled and a return asset is recorded within Prepaid expenses and other current assets for the expected inventory to be returned.

The Company has elected to present sales and other related taxes on a net basis, excluded from revenues, and as such, these are included within Other accrued expenses until remitted to taxing authorities. Shipping and handling costs that are billed to customers are included in Revenues, with costs recorded in Cost of goods sold.

Transition

The Company applied Topic 606 to all contracts as of the date of initial adoption, June 1, 2018. The cumulative effect of adopting Topic 606 was a $46.5 decrease to the opening balance of Retained earnings as of June 1, 2018.

The cumulative effect of the changes made to the Company’s condensed consolidated balance sheet at June 1, 2018 are as follows:

	As reported - May 31, 2018	Adjustments due to adoption		June 1, 2018
Accounts receivable, net	$204.9	$31.1	(1)	$236.0
Inventories, net	294.9	(1.9)	(2)	293.0
Prepaid expenses and other current assets	66.6	(4.3)	(2)(3)	62.3
Noncurrent deferred income taxes	25.2	16.0	(4)	41.2
Deferred revenue	24.7	86.3	(5)	111.0
Other accrued expenses	177.9	1.1	(6)	179.0
Retained earnings	1,065.2	(46.5)		1,018.7
(1) - Primarily represents the reclassification of the Company’s accounting for estimated returns from a reduction to Accounts receivable, net, to a current liability within Other accrued expenses.
(2) - Represents the reclassification of a return asset from Inventory to Prepaid expenses and other current assets.
(3) - Primarily represents the adjustment for previously capitalized direct response advertising costs.
(4) - Represents the income tax impact of Topic 606 adjustments.
(5) - Represents the deferred revenue related to outstanding book fairs incentive credits as of June 1, 2018.
(6) - Represents a reduction to Other accrued expenses of $27.2 for outstanding book fair incentive credits as of June 1, 2018. This decrease was offset by a $28.3 increase for estimated returns recorded to Other accrued expenses.

Application of Topic 606 to the Current Fiscal Year

The comparative prior fiscal period information continues to be reported under the accounting standards in effect during those fiscal periods. The following table illustrates the amounts by which each summarized income statement line item was affected by the adoption of Topic 606:

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	As reported	Adjustments		Without adoption of Topic 606
Three months ended November 30, 2018
Revenues	$604.7	$10.8	(1)	$615.5
Cost of goods sold	262.4	2.6	(1)	265.0
Selling, general and administrative expenses	229.7	2.6	(3)	232.3
Depreciation and amortization	14.4	—		14.4
Operating income (loss)	98.2	5.6		103.8
Interest income (expense), net	0.5	—		0.5
Other components of net periodic benefit (cost)	(0.3)	—		(0.3)
Provision (benefit) for income taxes	26.8	1.5	(4)	28.3
Net income (loss)	$71.6	$4.1		$75.7
Basic earnings (loss) per share:	$2.03	$0.12		$2.15
Diluted earnings (loss) per share:	$1.99	$0.11		$2.10

Six months ended November 30, 2018
Revenues	$823.1	$(1.7)	(2)	$821.4
Cost of goods sold	387.7	(1.5)	(2)	386.2
Selling, general and administrative expenses	393.4	(0.6)	(3)	392.8
Depreciation and amortization	27.6	—		27.6
Operating income (loss)	14.4	0.4		14.8
Interest income (expense), net	1.3	—		1.3
Other components of net periodic benefit (cost)	(0.7)	—		(0.7)
Provision (benefit) for income taxes	4.7	0.1	(4)	4.8
Net income (loss)	$10.3	$0.3		$10.6
Basic earnings (loss) per share:	$0.29	$0.01		$0.30
Diluted earnings (loss) per share:	$0.29	$0.01		$0.30
(1) - Represents additional deferred revenue and cost of goods sold on incentive credits awarded during the period, partially offset by incremental revenue and cost of goods sold related to the redemption of book fairs incentive credits.
(2) - Represents incremental revenue and cost of goods sold related to the redemption of book fairs incentive program credits, partially offset by additional deferred revenue on incentive credits awarded during the period.
(3) - Represents direct response advertising costs being expensed as incurred.
(4) - Represents the income tax impact of Topic 606 adjustments.

Estimated Returns
As of November 30, 2018, a liability for expected returns of $78.7 is recorded within Other accrued expenses on the Company's condensed consolidated balance sheets. In addition, as of November 30, 2018, a return asset of $9.4 is recorded within Prepaid expenses and other current assets for the recoverable cost of product estimated to be returned by customers.

Deferred Revenue
The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. These liabilities are recorded within Deferred revenue on the Company's condensed consolidated balance sheets and are classified as short term as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The amount of revenue recognized in the three and six months ended November 30, 2018 included within the opening deferred revenue balance was $30.8 and $62.7, respectively.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Disaggregated Revenue Data

The following table presents the Company’s revenues disaggregated by region and channel:

Three months ended November 30,	2018	2017
Book Clubs	$101.3	$99.9
Book Fairs	220.7	231.0
Trade	95.9	82.8
Total Children's Book Publishing & Distribution	417.9	413.7

Education	71.5	69.0

Major Markets(1)	87.9	88.6
Other Markets(2)	27.4	27.0
Total International	115.3	115.6
Total Revenues	$604.7	$598.3

Six months ended November 30,	2018	2017
Book Clubs	$110.4	$107.9
Book Fairs	245.9	243.1
Trade	157.3	131.6
Total Children's Book Publishing & Distribution	513.6	482.6

Education	119.4	111.9

Major Markets(1)	138.2	140.3
Other Markets(2)	51.9	52.7
Total International	190.1	193.0
Total Revenues	$823.1	$787.5
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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Three months ended November 30, 2018
Revenues	$417.9	$71.5	$—	$489.4	$115.3	$604.7
Bad debt expense	1.6	0.7	—	2.3	0.4	2.7
Depreciation and amortization (2)	5.9	2.1	10.8	18.8	1.8	20.6
Segment operating income (loss)	106.3	8.3	(29.4)	85.2	13.0	98.2
Expenditures for other noncurrent assets (4)	20.2	5.0	15.1	40.3	3.1	43.4
Three months ended November 30, 2017
Revenues	$413.7	$69.0	$—	$482.7	$115.6	$598.3
Bad debt expense	2.2	1.1	—	3.3	1.0	4.3
Depreciation and amortization (2)	5.6	1.7	6.9	14.2	1.7	15.9
Segment operating income (loss)	115.0	3.9	(26.4)	92.5	14.7	107.2
Expenditures for other noncurrent assets (4)	18.2	4.6	17.9	40.7	2.9	43.6

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Six months ended November 30, 2018
Revenues	$513.6	$119.4	$—	$633.0	$190.1	$823.1
Bad debt expense	2.4	0.7	—	3.1	1.0	4.1
Depreciation and amortization (2)	11.6	4.1	20.7	36.4	3.4	39.8
Segment operating income (loss)	60.3	(6.6)	(50.3)	3.4	11.0	14.4
Segment assets at November 30, 2018	622.4	175.9	990.6	1,788.9	293.0	2,081.9
Goodwill at November 30, 2018	40.9	68.2	—	109.1	10.0	119.1
Expenditures for other noncurrent assets (4)	31.0	10.1	40.6	81.7	7.4	89.1
Other noncurrent assets at November 30, 2018 (4)	164.1	109.6	499.8	773.5	78.0	851.5
Six months ended November 30, 2017
Revenues	$482.6	$111.9	$—	$594.5	$193.0	$787.5
Bad debt expense	2.7	1.0	—	3.7	2.5	6.2
Depreciation and amortization (2)	11.2	3.5	13.3	28.0	3.4	31.4
Asset impairments (3)	—	—	6.7	6.7	—	6.7
Segment operating income (loss)	56.1	(8.6)	(54.0)	(6.5)	11.9	5.4
Segment assets at November 30, 2017	553.4	174.2	906.9	1,634.5	273.8	1,908.3
Goodwill at November 30, 2017	40.9	68.2	—	109.1	10.0	119.1
Expenditures for other noncurrent assets (4)	28.2	7.0	48.7	83.9	5.0	88.9
Other noncurrent assets at November 30, 2017 (4)	148.3	93.8	456.2	698.3	70.4	768.7

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

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets and prepublication and production costs.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

(3)	Impairment charges of $6.7 relate to the prior fiscal year abandonment of legacy building improvements in connection with the Company's renovation of its headquarters in New York City.

(4)
Other noncurrent assets include property, plant and equipment, prepublication assets, production assets, royalty advances, goodwill, intangible assets and investments. Expenditures for other noncurrent assets for the International reportable segment include expenditures for long-lived assets of $1.6 and $1.7 for the three months ended November 30, 2018 and November 30, 2017, respectively, and $4.4 and $3.0 for the six months ended November 30, 2018 and November 30, 2017, respectively. Other noncurrent assets for the International reportable segment include long-lived assets of $36.5 and $33.4 as of November 30, 2018 and November 30, 2017, respectively.

4. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	November 30, 2018	May 31, 2018	November 30, 2017
Revolving Loan	$—	$—	$—
Unsecured lines of credit (weighted average interest rates of 3.8%, 2.9% and 3.8%, respectively)	13.5	7.9	11.3
Total debt	$13.5	$7.9	$11.3

The fair value of the Company's debt approximates the carrying value for all periods presented. The Company's debt obligations have maturities of one year or less.

Loan Agreement
Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) are parties to a $375.0 credit facility with certain banks (the “Loan Agreement”), which allows the Company to borrow, repay or prepay and reborrow at any time prior to the January 5, 2022 maturity date. Under the Loan Agreement, interest on amounts borrowed thereunder is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). The interest pricing under the Loan Agreement is dependent upon the Borrower’s election of a rate that is either:

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

As of November 30, 2018, the indicated spread on Base Rate Advances was 0.175% and the indicated spread on Eurodollar Advances was 1.175%, both based on the Company’s prevailing consolidated debt to total capital ratio.
The Loan Agreement also provides for the payment of a facility fee in respect of the aggregate amount of revolving credit commitments ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At November 30, 2018, the facility fee rate was 0.20%.
A portion of the revolving credit facility, up to a maximum of $50.0, is available for the issuance of letters of credit. In addition, a portion of the revolving credit facility, up to a maximum of $15.0, is available for swingline loans. The Loan Agreement has an accordion feature which permits the Company, provided certain conditions are satisfied, to increase the facility by up to an additional $150.0.

As of November 30, 2018, the Company had no outstanding borrowings under the Loan Agreement. At November 30, 2018, the Company had open standby letters of credit totaling $5.3 issued under certain credit lines, including $0.4 under the Loan Agreement and $4.9 under the domestic credit lines discussed below.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions. The Company was in compliance with these covenants for all periods presented.

Lines of Credit

As of November 30, 2018, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $25.0. There were no outstanding borrowings under these credit lines as of November 30, 2018, May 31, 2018 or November 30, 2017. As of November 30, 2018, availability under these unsecured money market bid rate credit lines totaled $20.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of November 30, 2018, the Company had various local currency credit lines totaling $30.0 underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $13.5 at November 30, 2018 at a weighted average interest rate of 3.8%, $7.9 at May 31, 2018 at a weighted average interest rate of 2.9% and $11.3 at November 30, 2017 at a weighted average interest rate of 3.8%. As of November 30, 2018, the amounts available under these facilities totaled $16.5. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

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

On June 21, 2018, the U.S. Supreme Court issued its opinion in South Dakota v. Wayfair, Inc. et. al., reversing prior precedent, in particular Quill Corp. v. North Dakota (1992), which held that states could not constitutionally require retailers to collect and remit sales or use taxes in respect to mail order or internet sales made to residents of a state in the absence of the retailer having a physical presence in the taxing state. As a result, the Company will now have an obligation, at least on a go forward basis, based on each state's enforcement date, to collect and remit sales and use taxes, primarily in respect to sales made through its school book club channel, as well as certain sales made through its ecommerce internet sites, to residents in states that the Company has not previously remitted sales or use taxes based on having no physical presence in such states. In the majority opinion, several factors were discussed in support of the Court’s reasoning that the collection of sales and use taxes from out-of-state retailers did not constitute an undue burden on interstate commerce, including the fact that South Dakota did not require retroactive application of its statute. However, the question of retroactive application, as well as certain other factors noted in the opinion, will be subject to how the states, on a state-by-state basis, interpret and apply the Court’s decision in their implementation of their respective state laws or regulations addressing the collection of sales and use taxes from out-of-state retailers. As a result, how the decision will affect the Company will depend on the positions taken by the states, on a state-by-state basis, relating to the retroactive application of the obligation to collect such taxes, as well as other factors noted in the opinion.

The Company has taken steps towards compliance based on anticipated enforcement dates and an assumption as to each state's likely interpretation and application of the Court's decision. As the Company continues to monitor each state, the staggered enforcement dates, and the progress towards compliance, expenses will be incurred by the Company.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

As of November 30, 2018, the Company’s school book club channel now remits sales taxes in thirteen states compared to nine in the prior year and, as a result, the Company has incurred additional costs for the three and six months ending November 30, 2018 related to sales tax on the associated revenue. Any on-going or future litigation with states relating to sales and use taxes could be impacted favorably or unfavorably by legislative action in future fiscal periods.

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended November 30,		Six months ended November 30,
	2018	2017	2018	2017
Net income (loss) attributable to Class A and Common Shares	$71.4	$57.0	$10.3	$(6.6)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	35.2	35.0	35.2	35.1
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions) *	0.7	0.6	0.6	—
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	35.9	35.6	35.8	35.1
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$2.03	$1.63	$0.29	$(0.19)
Diluted	$1.99	$1.60	$0.29	$(0.19)

* In the six month period ended November 30, 2017, the Company experienced a Net loss and therefore did not report any dilutive share impact.

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	November 30, 2018	November 30, 2017
Options outstanding pursuant to stock-based compensation plans (in millions)	2.9	3.2

There were less than 0.1 million of potentially anti-dilutive shares pursuant to stock-based compensation plans as of November 30, 2018.

A portion of the Company’s Restricted Stock Units ("RSUs") which are granted to employees participate in earnings through cumulative dividends which are payable and non-forfeitable to the employees upon vesting of the RSUs. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method.

Net income attributable to Class A and Common Shares excludes earnings of $0.2 and $0.1 for the three months ended November 30, 2018 and 2017, respectively, and earnings of less than $0.1 for the six months ended November 30, 2018, attributable to participating RSUs. In the six month period ended November 30, 2017, the Company experienced a Net loss and did not allocate any losses to the participating RSUs.

As of November 30, 2018, $61.4 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 11, Treasury Stock, for a more complete description of the Company’s share buy-back program.

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

The following table summarizes the activity in Goodwill for the periods indicated:

	Six months ended November 30,	Twelve months ended May 31,	Six months ended November 30,
	2018	2018	2017
Gross beginning balance	$158.8	$158.5	$158.5
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$119.2	$118.9	$118.9
Foreign currency translation	(0.1)	0.2	0.2
Other	—	0.1	—
Ending balance	$119.1	$119.2	$119.1

Accumulated goodwill impairment losses totaled $39.6 as of November 30, 2018, May 31, 2018 and November 30, 2017. There were no goodwill impairment losses during the six months ended November 30, 2018 and November 30, 2017.

The following table summarizes the activity in other intangibles included in Other assets and deferred charges on the Company’s condensed consolidated balance sheets for the periods indicated:

	Six months ended November 30,	Twelve months ended May 31,	Six months ended November 30,
	2018	2018	2017
Beginning balance other intangibles subject to amortization	$10.1	$9.0	$9.0
Additions	0.6	3.3	0.1
Amortization expense	(1.3)	(2.1)	(1.0)
Foreign currency translation	(0.1)	(0.1)	0.1
Total other intangibles subject to amortization, net of accumulated amortization of $25.4, $24.1 and $22.9, respectively	$9.3	$10.1	$8.2
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$11.4	$12.2	$10.3

In the first quarter of fiscal 2019, the Company purchased a UK-based book club business and a U.S.-based book fair business resulting in the recognition of $0.6 of definite-lived intangible assets. The results of operations of these businesses are included within the International and Children's Book Publishing & Distribution segments, respectively.

Intangible assets with definite lives consist principally of customer lists and intellectual property rights. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful life of all definite-lived intangible assets is approximately 3.7 years. Intangible assets with indefinite lives consist principally of trademark and trademark rights.

8. INVESTMENTS

Included in Other assets and deferred charges on the Company’s condensed consolidated balance sheets were investments of $34.3, $31.1 and $31.6 at November 30, 2018, May 31, 2018 and November 30, 2017, respectively.

The Company's 48.5% equity interest in Make Believe Ideas Limited ("MBI"), a UK-based children's book publishing company, is accounted for using the equity method of accounting. Under the purchase agreement,

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

and subject to its provisions, the Company will likely purchase the remaining outstanding shares in MBI following the completion of MBI's accounts for the calendar year 2018 and subject to the provisions of the purchase agreement. The net carrying value of this investment was $12.3, $10.6 and $10.6 at November 30, 2018, May 31, 2018 and November 30, 2017, respectively. Equity method income from this investment is reported in the International segment.

The Company’s 26.2% non-controlling interest in a separate children’s book publishing business located in the UK is accounted for using the equity method of accounting. The net carrying value of this investment was $22.0, $20.5 and $21.0 at November 30, 2018, May 31, 2018 and November 30, 2017, respectively. Equity method income from this investment is reported in the International segment.

The Company has other equity and cost method investments that had a net carrying value of less than $0.1 for all periods presented.

Income from equity investments reported in Selling, general and administrative expenses in the condensed consolidated statements of operations totaled $2.5 and $1.5 for the three months ended November 30, 2018 and November 30, 2017, respectively, and $4.5 and $2.7 for the six months ended November 30, 2018 and November 30, 2017, respectively.

9. EMPLOYEE BENEFIT PLANS

The following table sets forth components of the net periodic benefit (cost) for the periods indicated under the Company’s cash balance retirement plan for its United States employees meeting certain eligibility requirements (the “U.S. Pension Plan”) and the defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom (the “UK Pension Plan” and, together with the U.S. Pension Plan, the “Pension Plans”). Also included are postretirement benefits, consisting of certain healthcare and life insurance benefits provided by the Company to its eligible retired United States-based employees (the “Postretirement Benefits”).

	U.S. Pension Plan		UK Pension Plan		Postretirement Benefits
	Three months ended November 30,		Three months ended November 30,		Three months ended November 30,
	2018	2017	2018	2017	2018	2017
Components of net periodic (benefit) cost:
Service cost	$—	$—	$—	$—	$0.0	$0.0
Interest cost	—	0.8	0.3	0.2	0.2	0.2
Expected return on assets	—	(1.5)	(0.3)	(0.2)	—	—
Net amortization of prior service credit	—	—	—	—	(0.1)	—
Benefit cost of settlement event	—	15.4	—	—	—	—
Amortization of (gains) losses	—	0.3	0.2	0.3	—	0.0
Net periodic (benefit) cost	$—	$15.0	$0.2	$0.3	$0.1	$0.2

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	U.S. Pension Plan		UK Pension Plan		Postretirement Benefits
	Six months ended November 30,		Six months ended November 30,		Six months ended November 30,
	2018	2017	2018	2017	2018	2017
Components of net periodic (benefit) cost:
Service cost	$—	$—	$—	$—	$0.0	$0.0
Interest cost	—	1.5	0.5	0.5	0.4	0.5
Expected return on assets	—	(3.0)	(0.5)	(0.5)	—	—
Net amortization of prior service credit	—	—	—	—	(0.1)	—
Benefit cost of settlement event	—	15.4	—	—	—	—
Amortization of (gains) losses	—	0.6	0.4	0.6	—	0.0
Net periodic (benefit) cost	$—	$14.5	$0.4	$0.6	$0.3	$0.5

On July 20, 2016, the Board approved the termination of the U.S. Pension Plan, in which all benefit accruals were previously frozen as of June 1, 2009. Based on the U.S. Pension Plan’s funded status and the frozen benefit, it was determined that the on-going costs of maintaining the U.S. Pension Plan were growing at a greater rate than the benefit delivered to the Company’s employees and former employees, and the U.S. Pension Plan was terminated in fiscal 2018. During fiscal 2018, the U.S. Pension Plan made $37.8 of lump sum benefit payments to vested plan participants and purchased group annuity contracts for the remaining U.S. Pension Plan vested participants for a total cost of $86.3, paid to the respective insurers. As a result of the termination, pretax plan settlement charges of $57.3 were recognized in fiscal 2018.
The Company’s funding practice with respect to the UK Pension Plan is to contribute on an annual basis at least the minimum amounts required by applicable law. For the six months ended November 30, 2018, the Company contributed $0.6 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.1 to the UK Pension Plan for the fiscal year ending May 31, 2019.
In the second quarter of fiscal 2019, the Company announced a change in benefits for certain postretirement benefit plan participants. Beginning January 1, 2019, the plan will establish Health Reimbursement Accounts (HRAs) to provide these participants with additional flexibility to choose healthcare options based on individual needs. As a result of this change, the Company remeasured its Postretirement Benefit obligation as of November 30, 2018, and recognized a reduction of $2.7 to its benefit obligation and a reduction to its accumulated comprehensive loss of $2.7 in the second quarter of fiscal 2019. The related prior service credit will be amortized as a Component of net periodic benefit (cost) over the average remaining life expectancy of plan participants of approximately 13 years.

10. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended November 30,		Six months ended November 30,
	2018	2017	2018	2017
Stock option expense	$2.8	$4.6	$3.6	$5.4
Restricted stock unit expense	0.7	0.8	1.3	1.4
Management stock purchase plan	0.2	0.6	0.2	0.6
Employee stock purchase plan	0.0	0.0	0.1	0.1
Total stock-based compensation expense	$3.7	$6.0	$5.2	$7.5

The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2018	2017	2018	2017
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.2	0.1	0.3	0.2

11. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

The table below represents the Board authorizations at the dates indicated:

Authorizations	Amount
July 2015	$50.0
March 2018	50.0
Total current Board authorizations	$100.0
Less repurchases made under these authorizations	$(38.6)
Remaining Board authorization at November 30, 2018	$61.4

There were no repurchases of the Company's Common Stock for the three and six months ended November 30, 2018. The Company’s repurchase program may be suspended at any time without prior notice.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	Three months ended November 30, 2018
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at September 1, 2018	$(45.0)	$(13.6)	$(58.6)
Other comprehensive income (loss) before reclassifications	(0.6)	—	(0.6)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.2	0.2
Postretirement benefit plan remeasurement (net of tax of $0.7)	—	2.0	2.0
Amortization of prior service credit (net of tax of $0.0)	—	(0.1)	(0.1)
Other reclassifications (net of tax of $0.2)	—	0.6	0.6
Other comprehensive income (loss)	(0.6)	2.7	2.1
Ending balance at November 30, 2018	$(45.6)	$(10.9)	$(56.5)

	Three months ended November 30, 2017
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at September 1, 2017	$(41.6)	$(48.4)	$(90.0)
Other comprehensive income (loss) before reclassifications	0.1	—	0.1
Less amount reclassified from Accumulated other comprehensive income (loss):
Benefit from settlement (net of tax of $6.2)	—	9.2	9.2
Amortization of gains and losses (net of tax of $0.1)	—	0.4	0.4
Other reclassifications (net of tax of $0.5)	—	(0.6)	(0.6)
Other comprehensive income (loss)	0.1	9.0	9.1
Ending balance at November 31, 2017	$(41.5)	$(39.4)	$(80.9)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Six months ended November 30, 2018
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2018	$(41.9)	$(13.8)	$(55.7)
Other comprehensive income (loss) before reclassifications	(3.7)	—	(3.7)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.4	0.4
Postretirement benefit plan remeasurement (net of tax of $0.7)	—	2.0	2.0
Amortization of prior service credit (net of tax of $0.0)	—	(0.1)	(0.1)
Other reclassifications (net of tax of $0.2)	—	0.6	0.6
Other comprehensive income (loss)	(3.7)	2.9	(0.8)
Ending balance at November 30, 2018	$(45.6)	$(10.9)	$(56.5)

	Six months ended November 30, 2017
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2017	$(45.3)	$(48.9)	$(94.2)
Other comprehensive income (loss) before reclassifications	3.8	—	3.8
Less amount reclassified from Accumulated other comprehensive income (loss):
Benefit from settlement (net of tax of $6.2)	—	9.2	9.2
Amortization of gains and losses (net of tax of $0.2)	—	0.9	0.9
Other reclassifications (net of tax of $0.5)	—	(0.6)	(0.6)
Other comprehensive income (loss)	3.8	9.5	13.3
Ending balance at November 31, 2017	$(41.5)	$(39.4)	$(80.9)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended November 30,		Six months ended November 30,		Condensed consolidated statements of operations line item
	2018	2017	2018	2017
Employee benefit plans:
Amortization of unrecognized (gain) loss	$0.2	$0.6	0.4	1.2	Other components of net periodic benefit (cost)
Settlement charge	—	15.4	—	15.4	Other components of net periodic benefit (cost)
Amortization of prior service credit	(0.1)	—	(0.1)	—	Other components of net periodic benefit (cost)
Less: Tax effect	0.0	(6.3)	0.0	(6.4)	(Provision) benefit for income taxes
Total cost, net of tax	$0.1	$9.7	$0.3	$10.2

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

•
Level 2 Observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs derived principally from or corroborated by observable market data.

•	Level 3 Unobservable inputs in which there is little or no market data available, which are significant to the fair value measurement and require the Company to develop its own assumptions.

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, debt and foreign currency forward contracts. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The Company employs Level 2 fair value measurements for the disclosure of the fair value of its various lines of credit. The fair value of the Company's debt approximates the carrying value for all periods presented. The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes, are based on quotations from financial institutions, a Level 2 fair value measure. See Note 15, Derivatives and Hedging, for a more complete description of the fair value measurements employed.

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

The Company’s annual effective tax rate, exclusive of discrete items, is expected to be approximately 29.1%. The interim effective tax rate, inclusive of discrete items, was 27.2% for the three month period ended November 30, 2018 and 31.3% for six month period ended November 30, 2018.

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

The Company performed a preliminary assessment of the impact of GILTI and does not believe there will be a significant impact as a result of this provision and has elected to recognize the tax on GILTI as a period expense as incurred. In addition, due to the fact that the Company's international operating results do not exceed certain thresholds defined by the Act, the Company is not expecting the remaining provisions of the Act, including the foreign derived intangible income (FDII) and the base erosion and anti-abuse tax (BEAT), to be applicable. The Company does not expect to incur a one-time transition tax on earnings of foreign subsidiaries. The Company will finalize the accounting related to the Act in the third quarter of fiscal 2019.

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

The State of Wisconsin has assessed Scholastic Book Fairs, Inc. (“SBF”), a wholly owned subsidiary of the Company, $5.4, exclusive of penalties and interest, for sales tax in fiscal years 2003 through 2014. Based upon the facts and circumstances and the relevant laws in the State of Wisconsin, the Company does not believe these assessments are merited and believes it could prevail in litigating this matter. However, the Company has engaged in discussions with the state to resolve this matter and has recorded a charge related to a proposed settlement of this assessment.

15. DERIVATIVES AND HEDGING

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies and certain future commitments for foreign expenditures. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses in the Condensed consolidated statement of operations, and it recognizes the unrealized gain or loss in other current assets or current liabilities. The notional values of the open contracts as of November 30, 2018 and November 30, 2017 were $30.0 and $36.5, respectively. Unrealized gains of $0.9 and $0.3 were recognized for the six month periods ended November 30, 2018 and November 30, 2017, respectively.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

16. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following as of the dates indicated:

	November 30, 2018	May 31, 2018	November 30, 2017
Accrued payroll, payroll taxes and benefits	$42.3	$47.1	$49.1
Accrued bonus and commissions	16.8	22.4	18.4
Returns liability(1)	78.7	—	—
Accrued other taxes	31.3	25.7	28.8
Accrued advertising and promotions	9.2	35.8	37.4
Accrued insurance	8.1	7.8	8.0
Other accrued expenses	41.4	39.1	32.0
Total accrued expenses	$227.8	$177.9	$173.7
(1) - Refer to Note 2, Revenues, for additional details regarding the impact of ASC 606 on Returns liability.

17. SUBSEQUENT EVENTS

The Board declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the third quarter of fiscal 2019. The dividend is payable on March 15, 2019 to shareholders of record as of the close of business on January 31, 2019.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenues for the quarter ended November 30, 2018 were $604.7 million, compared to $598.3 million in the prior fiscal year quarter, an increase of $6.4 million. The Company reported net earnings per diluted share of Class A and Common Stock of $1.99 in the second quarter of fiscal 2019, compared to net earnings per diluted share of $1.60 in the prior fiscal year quarter.

In the second fiscal quarter, the Company's Children's Book Publishing and Distribution revenues increased on strong performance in the trade channel while the book clubs and book fairs channels remained comparable with the prior fiscal year. The Company's trade publishing in the U.S. and across the globe remained at the top of bestseller lists with strong frontlist titles including Dav Pilkey's Dog Man, Harry Potter 20th Anniversary editions and Fantastic BeastsTM: The Crimes of Grindelwald, the new original screenplay by J.K. Rowling, as well as backlist titles, notably The Wonky Donkey as the Company responded to a read-aloud video on social media. In Education, revenues were in line with expectations with momentum in classroom magazines, classroom libraries and professional learning in advance of the Company's launch of a new K-6 curriculum reading program, Scholastic Literacy, in the second half of the fiscal year. The Company's technology transformation remained on schedule with the successful introduction of three new digital subscription programs and platforms in the fiscal quarter, as well as the continued implementation of a new ERP platform.

Results of Operations – Consolidated

In the current fiscal year, the Company adopted a new accounting pronouncement, Topic 606 - Revenue from Contracts with Customers (Topic 606). See Note 2 of Notes to condensed consolidated financial statements - "unaudited" in Item 1, “Financial Statements" for further details. The Company applied Topic 606 on a modified retrospective basis, therefore prior fiscal quarter results are not comparable. The table below provides a summary of the impact the adoption had on the current fiscal periods and an adjusted total for comparison to prior periods:

	Three months ended November 30,
($ amounts in millions)	2018	Accounting Adoption (1)	Adjusted 2018 (2)	2017	$ change	% change
Revenues	$604.7	$10.8	$615.5	$598.3	$17.2	2.9%
Cost of goods sold	262.4	2.6	265.0	253.6	11.4	4.5%
Selling, general and administrative expenses	229.7	2.6	232.3	227.7	4.6	2.0%
Depreciation and amortization	14.4	—	14.4	9.8	4.6	46.9%
Operating income (loss)	98.2	5.6	103.8	107.2	(3.4)	(3.2)%
Interest income (expense), net	0.5	—	0.5	0.0	0.5	0.0%
Other components of net periodic benefit (cost)	(0.3)	—	(0.3)	(15.5)	15.2	98.1%
Provision (benefit) for income taxes	26.8	1.5	28.3	34.6	(6.3)	(18.2)%
Net income (loss)	$71.6	$4.1	$75.7	$57.1	$18.6	32.6%
Basic earnings (loss) per share:	$2.03	$0.12	$2.15	$1.63	$0.52	31.9%
Diluted earnings (loss) per share:	$1.99	$0.11	$2.10	$1.60	$0.50	31.3%

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

	Six months ended November 30,
($ amounts in millions)	2018	Accounting Adoption (1)	Adjusted 2018 (2)	2017	$ change	% change
Revenues	$823.1	$(1.7)	$821.4	$787.5	$33.9	4.3%
Cost of goods sold	387.7	(1.5)	386.2	369.2	17.0	4.6%
Selling, general and administrative expenses	393.4	(0.6)	392.8	387.2	5.6	1.4%
Depreciation and amortization	27.6	—	27.6	19.0	8.6	45.3%
Asset impairments	—	—	—	6.7	(6.7)	*
Operating income (loss)	14.4	0.4	14.8	5.4	9.4	*
Interest income (expense), net	1.3	—	1.3	0.3	1.0	*
Other components of net periodic benefit (cost)	(0.7)	—	(0.7)	(15.6)	14.9	*
Provision (benefit) for income taxes	4.7	0.1	4.8	(3.3)	8.1	*
Net income (loss)	$10.3	$0.3	$10.6	$(6.6)	$17.2	*
Basic earnings (loss) per share:	$0.29	$0.01	$0.30	$(0.19)	$0.49	*
Diluted earnings (loss) per share:	$0.29	$0.01	$0.30	$(0.19)	$0.49	*

* Not meaningful

(1) In the first quarter of fiscal 2019, the Company adopted Topic 606. This resulted in the recognition of revenue for incentive credits redeemed and a deferral of revenue for incentive credits earned in the case of book fairs. For the three month period ended November 30, 2018, incentive credits issued exceeded incentive credits redeemed due to the seasonality of the book fairs business. This resulted in additional deferred revenue recorded in the fiscal quarter. For the six month period ended November 30, 2018, incentive credits redeemed exceeded incentive credits issued resulting in incremental revenue recognized. This change to revenue is not reflected in the prior fiscal year periods and represents a change in the timing of recognition. In addition, Topic 606 eliminated the deferral of certain advertising costs in the case of the magazine business. For the fiscal quarter and year-to-date periods ended November 30, 2018, direct response advertising costs were expensed as incurred within Selling, general and administrative expenses. This pattern of expense recognition is not consistent with the prior fiscal quarter and year-to-date periods and represents a change in the timing of recognition.

(2) Under the modified retrospective method of adoption for Topic 606, prior period amounts are not restated to reflect the new accounting treatment. Therefore, the Company included an Adjusted 2018 column to provide a comparable period-over-period variance.

Management's Discussion and Analysis of Financial Condition and Results of Operations excludes the impact of Topic 606, unless otherwise specifically stated.

Revenues for the quarter ended November 30, 2018 increased to $615.5 million, compared to $598.3 million in the prior fiscal year quarter. The Children's Book Publishing and Distribution segment revenue increased $12.7 million, driven by higher trade channel revenue of $13.1 million and higher book club channel revenue of $1.4 million, partially offset by lower book fairs channel revenue of $1.8 million. The Education segment revenues increased $2.5 million, primarily driven by higher revenue from custom publishing programs. The International segment revenues increased $2.0 million, reflecting an increase of $6.7 million in local currency revenues primarily driven by higher trade channel revenues, partially offset by an unfavorable impact of foreign currency translation of $4.7 million.

Revenues for the six months ended November 30, 2018 increased to $821.4 million, compared to $787.5 million in the prior fiscal year period. The Children's Book Publishing and Distribution segment revenue increased $27.5 million, driven by higher trade channel revenue of $25.7 million and higher book club channel revenue of $2.5 million, partially offset by lower book fairs channel revenue of $0.7 million compared to the prior fiscal year. The Education segment revenue increased $7.5 million, primarily driven by higher sales of Scholastic Edge and classroom collections and higher revenue from custom publishing programs. The International segment revenue decreased $1.1 million, reflecting an increase of $5.2 million in local currency revenue, primarily driven by higher trade channel revenue, which was more than offset by the unfavorable impact of foreign currency translation of $6.3 million.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Components of Cost of goods sold for the three and six months ended November 30, 2018 and November 30, 2017 are as follows:

	Three months ended November 30,				Six months ended November 30,
	Adjusted 2018 (1)		2017		Adjusted 2018 (1)		2017
($ amounts in millions)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Product, service and production costs	$151.4	24.6%	$145.6	24.3%	$207.1	25.2%	$197.1	25.0%
Royalty costs	42.3	6.9%	37.1	6.2%	63.2	7.7%	55.2	7.0%
Prepublication and production amortization	5.6	0.9%	5.3	0.9%	11.0	1.3%	10.8	1.4%
Postage, freight, shipping, fulfillment and other	65.7	10.7%	65.6	11.0%	104.9	12.8%	106.1	13.5%
Total	$265.0	43.1%	$253.6	42.4%	$386.2	47.0%	$369.2	46.9%

(1) Under the modified retrospective method of adoption for Topic 606, prior period amounts are not restated to reflect the new accounting treatment. Therefore, the Adjusted 2018 amounts were used to provide a comparable period-over-period variance.

Cost of goods sold for the quarter ended November 30, 2018 was $265.0 million, or 43.1% of adjusted revenues, compared to $253.6 million, or 42.4% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenues was due to higher royalty costs in the trade channel as certain bestselling book series command higher royalty rates.

Cost of goods sold for the six months ended November 30, 2018 was $386.2 million, or 47.0% of adjusted revenues, compared $369.2 million, or 46.9% of revenues, in the prior fiscal year period. The increase in Cost of goods sold as a percentage of revenues was due to higher royalty costs in the trade channel as certain bestselling book series command higher royalty rates, partially offset by the favorable impact higher revenues had on fixed costs.

Selling, general and administrative expenses in the quarter ended November 30, 2018 increased to $232.3 million, compared to $227.7 million in the prior fiscal year quarter. The increase primarily related to higher employee- related expenses as well as higher costs being incurred in the book club channel to achieve compliance with new state sales tax collection rules and a charge related to a proposed settlement of an outstanding sales tax assessment from prior fiscal years by the State of Wisconsin.

Selling, general and administrative expenses in the six months ended November 30, 2018 increased to $392.8 million, compared to $387.2 million in the prior fiscal year period. The increase primarily related to higher employee-related expenses as well as higher costs being incurred in the book club channel to achieve compliance with new state sales tax collection rules and a charge related to a proposed settlement of an outstanding sales tax assessment from prior fiscal years by the State of Wisconsin.

Depreciation and amortization expenses in the quarter ended November 30, 2018 increased to $14.4 million, compared to $9.8 million in the prior fiscal year quarter. The increase was primarily attributable to assets placed in service for capitalized strategic technology investments and assets related to the redesign and upgrade of the Company's headquarters in New York City.

Depreciation and amortization expenses in the six months ended November 30, 2018 increased to $27.6 million, compared to $19.0 million in the prior fiscal year period. The increase was primarily attributable to assets placed in service for capitalized strategic technology investments and assets related to the redesign and upgrade of the Company's headquarters in New York City.

There were no asset impairments for the three and six months ended November 30, 2018. There were no asset impairments for the three months ended November 30, 2017. Asset impairments for the six months ended November 30, 2017 were $6.7 million related to the abandonment of legacy building improvements in connection with the Company's renovation of its headquarters in New York City.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Net interest income in the quarter ended November 30, 2018 was $0.5 million, compared to net interest income of less than $0.1 million in the prior fiscal year quarter. The $0.5 million increase was primarily driven by higher interest income associated with the Company's cash and cash equivalents balances, while interest expense remained relatively flat due to the absence of long-term debt and comparable short-term debt balances.

Net interest income in the six months ended November 30, 2018 was $1.3 million, compared to net interest income of $0.3 million in the prior fiscal year period. The $1.0 million increase was primarily driven by higher interest income associated with the Company's cash and cash equivalents balances, while interest expense remained relatively flat due to the absence of long-term debt and comparable short term debt balances.

The Company’s effective tax rate for the second quarter of fiscal 2019 was 27.2%, compared to 37.7% in the prior fiscal year quarter. The Company's effective tax rate for the six month period ended November 30, 2018 was 31.3%, compared to 33.3% in the prior fiscal year. The reduction in rate was driven by the Tax Cuts and Jobs Act which was not yet signed into law in the prior fiscal year period. For the full fiscal year, the Company expects an effective tax rate, exclusive of discrete items, of approximately 29.1%.

Net income for the quarter ended November 30, 2018 increased by $18.6 million to $75.7 million, compared to $57.1 million in the prior fiscal year quarter. Earnings per basic and diluted share of Class A and Common Stock were $2.15 and $2.10, respectively, for the fiscal quarter ended November 30, 2018, compared to earnings per basic and diluted share of Class A Stock and Common Stock of $1.63 and $1.60, respectively, in the prior fiscal year quarter.

Net income for the six months ended November 30, 2018 increased by $17.2 million to $10.6 million, compared to a net loss of $6.6 million in the prior fiscal year period. Earnings per basic and diluted share of Class A and Common Stock were $0.30 and $0.30, respectively, in the six month period ended November 30, 2018, compared to a loss per basic and diluted share of Class A Stock and Common Stock of $0.19 and $0.19, respectively, in the prior fiscal year period.

Results of Operations

Children’s Book Publishing and Distribution

	Three months ended November 30,
($ amounts in millions)	2018	Accounting Adoption (1)	Adjusted 2018 (2)	2017	$ change	% change
Revenues	$417.9	$8.5	$426.4	$413.7	$12.7	3.1%
Cost of goods sold	168.4	2.0	170.4	160.3	10.1	6.3%
Other operating expenses (3)	143.2	—	143.2	138.4	4.8	3.5%
Operating income (loss)	$106.3	$6.5	$112.8	$115.0	$(2.2)	(1.9)%
Operating margin	25.4%		26.5%	27.8%

	Six months ended November 30,
($ amounts in millions)	2018	Accounting Adoption (1)	Adjusted 2018 (2)	2017	$ change	% change
Revenues	$513.6	(3.5)	$510.1	$482.6	$27.5	5.7%
Cost of goods sold	224.2	(1.7)	222.5	204.7	17.8	8.7%
Other operating expenses (3)	229.1	—	229.1	221.8	7.3	3.3%
Operating income (loss)	$60.3	$(1.8)	$58.5	$56.1	$2.4	4.3%
Operating margin	11.7%		11.5%	11.6%

(1) In the first quarter of fiscal 2019, the Company adopted Topic 606, Revenue from Contracts with Customers. This resulted in the deferral of certain revenue associated with an incentive program within the Company’s book fairs channel. In the Company's first fiscal quarter, when schools are not in session, revenues recognized for incentive programs exceeded revenues deferred for fairs held, resulting in the temporary higher revenues. This trend reversed in the second fiscal quarter of fiscal 2019. See Note 2 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements" for further details.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

(2) Under the modified retrospective method of adoption for Topic 606, prior period amounts are not restated to reflect the new accounting treatment. Therefore, the Company has included an Adjusted 2018 column to provide a comparable period-over-period variance.

(3) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended November 30, 2018 increased $12.7 million to $426.4 million, compared to $413.7 million in the prior fiscal year quarter, with continued growth in the trade channel of $13.1 million driven by frontlist bestsellers, including Dav Pilkey's Dog Man: Lord of the Fleas and J.K. Rowling's Fantastic Beasts: The Crimes of Grindelwald - The Original Screenplay and the backlist sensation The Wonky Donkey by Craig Smith. In addition, other key trade titles in the quarter include The Tales of Beedle the Bard: The Illustrated Edition, The Hunger Games Trilogy 10th anniversary editions, Hey, Kiddo by Jarrett Krosoczka, Grenade by Alan Gratz and multiple titles in the Company's Klutz® line of business. Book club channel revenue increased $1.4 million due to an increase of 2% in the number of events held and more teachers and parents ordering on-line. Book fairs channel revenue decreased $1.8 million primarily due to a shift in the timing of fairs at the end of the fiscal quarter together with relatively flat revenue per fair for the period.

Revenues for the six months ended November 30, 2018 increased $27.5 million to $510.1 million, compared to $482.6 million in the prior fiscal year period primarily related to higher trade channel revenues of $25.7 million, driven by the success of Dav Pilkey's Dog Man: Lord of the Fleas, as well as J.K. Rowling's Fantastic Beasts: The Crimes of Grindelwald - The Original Screenplay, Harry Potter: The Illustrated Collection, The Wonky Donkey by Craig Smith, Wings of Fire, The Lost Continent, by Tui T. Sutherland, Amulet #8: Supernova by Kazu Kibuishi, City of Ghosts by Victoria Schwab and higher sales of backlist series such as Dog Man, Harry Potter, The Baby-Sitters Club® graphic novels, Wings of Fire, Amulet and Captain Underpants. Book fairs channel revenues remained relatively consistent in both fair count and revenue per fair compared to the prior fiscal year. Book club channel revenues increased $2.5 million due to a 4% increase in events held.

Cost of goods sold for the quarter ended November 30, 2018 was $170.4 million, or 40.0% of adjusted revenues, compared to $160.3 million, or 38.7% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percent of revenues was primarily due to higher royalty costs as certain bestselling book series command higher royalty rates and higher fulfillment costs.

Cost of goods sold for the six months ended November 30, 2018 was $222.5 million, or 43.6% of adjusted revenues, compared to $204.7 million, or 42.4% of revenues, in the prior fiscal year period. The increase in Cost of goods sold as a percent of revenues was primarily due to higher royalty costs as certain bestselling book series command higher royalty rates, partially offset by the favorable impact higher revenues had on fixed costs.

Other operating expenses for the quarter ended November 30, 2018 increased to $143.2 million, compared to $138.4 million in the prior fiscal year quarter. The increase was primarily driven by higher operating expenses in the book fairs channel, increased employee-related expenses, sales tax accruals and additional costs being incurred in book clubs to achieve compliance with new state sales tax collection rules.

Other operating expenses for the six months ended November 30, 2018 increased to $229.1 million, compared to $221.8 million in the prior fiscal year period. The increase was primarily driven by higher operating expenses in the book fairs channel, as well as increased employee-related expenses, sales tax accruals and additional costs being incurred in book clubs to achieve compliance with new state sales tax collection rules, partially offset by lower marketing expense in the book club channel.

Other operating expenses will be impacted as the Company implements changes to systems, processes, procedures, communications, and marketing to its customers in anticipation of collection and remittance of sales taxes commencing in the third quarter of fiscal 2019. The timing, efficacy and customer response to these changes could also cause revenues, profits and cash flows to vary from historical results. These changes predominantly impact the book club channel.

Segment operating income for the quarter ended November 30, 2018 was $112.8 million, compared to $115.0 million in the prior fiscal year quarter. The $2.2 million decrease was primarily driven by higher employee-related expenses, sales tax accruals and the costs being incurred in book clubs related to achieving compliance with the new state sales tax collection rules, partially offset by higher trade channel revenues.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Segment operating income for the six months ended November 30, 2018 was $58.5 million, compared to $56.1 million in the prior fiscal year period. The $2.4 million favorable impact was primarily driven by the higher trade channel revenues, partially offset by the costs being incurred in book clubs related to achieving compliance with the new state sales tax collection rules.

Education

	Three months ended November 30,
($ amounts in millions)	2018	Accounting Adoption (1)	Adjusted 2018 (2)	2017	$ change	% change
Revenues	$71.5	$—	$71.5	$69.0	$2.5	3.6%
Cost of goods sold	22.0	—	22.0	21.9	0.1	0.5%
Other operating expenses (3)	41.2	2.6	43.8	43.2	0.6	1.4%
Operating income (loss)	$8.3	$(2.6)	$5.7	$3.9	$1.8	46.2%
Operating margin	11.6%		8.0%	5.7%

	Six months ended November 30,
($ amounts in millions)	2018	Accounting Adoption (1)	Adjusted 2018 (2)	2017	$ change	% change
Revenues	$119.4	$—	$119.4	$111.9	$7.5	6.7%
Cost of goods sold	41.9	—	41.9	39.7	2.2	5.5%
Other operating expenses (3)	84.1	(0.6)	83.5	80.8	2.7	3.3%
Operating income (loss)	$(6.6)	$0.6	$(6.0)	$(8.6)	$2.6	30.2%
Operating margin	—%		—%	—%

(1) In the first quarter of fiscal 2019, the Company adopted Topic 606, Revenue from Contracts with Customers. This resulted in an impact to the timing of when direct advertising costs associated with the magazine business will be expensed. During the second fiscal quarter, the impact of Topic 606 has partially reversed and resulted in a decrease in Other operating expense. See Note 2 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements" for further details.

(2) Under the modified retrospective method of adoption for Topic 606, prior period amounts are not restated to reflect the new accounting treatment. Therefore, the Company included an Adjusted 2018 column to provide a comparable period-over-period variance.

(3) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended November 30, 2018 increased to $71.5 million, compared to $69.0 million in the prior fiscal year quarter. The $2.5 million increase was primarily driven by higher sales of classroom libraries, professional services and custom publishing programs.

Revenues for the six months ended November 30, 2018 increased to $119.4 million, compared to $111.9 million in the prior fiscal year period. The $7.5 million increase was primarily driven by higher sales of classroom collections and professional learning, guided reading, leveled book room and teaching resources products in addition to higher sales of custom publishing programs.

Cost of goods sold for the quarter ended November 30, 2018 was $22.0 million, or 30.8% of revenues, compared to $21.9 million, or 31.7% of revenues, in the prior fiscal year quarter. The decrease in cost of goods sold as a percent of revenues was primarily due to favorable product mix.

Cost of goods sold for the six months ended November 30, 2018 was $41.9 million, or 35.1% of revenues, which was relatively flat when compared to $39.7 million, or 35.5% of revenues, in the prior fiscal year period.

Other operating expenses increased to $43.8 million for the quarter ended November 30, 2018, compared to $43.2 million in the prior fiscal year quarter. The $0.6 million increase was primarily related to higher employee- related expenses associated with the increased sales staff.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Other operating expenses increased to $83.5 million for the six months ended November 30, 2018, compared to $80.8 million in the prior fiscal year period. The $2.7 million increase was primarily related to higher employee- related expenses associated with the increased sales staff.

Segment operating income increased to $5.7 million for the quarter ended November 30, 2018, compared to $3.9 million in the prior fiscal year quarter. This was primarily driven by an increase in revenues with a more favorable product mix, partially offset by an increase in employee-related expenses associated with the increased sales staff.

Segment operating loss decreased to $6.0 million for the six months ended November 30, 2018, compared to $8.6 million in the prior fiscal year period. This was primarily driven by the increase in revenues, partially offset by an increase in employee-related expenses associated with the increased sales staff.

International

	Three months ended November 30,
($ amounts in millions)	2018	Accounting Adoption (1)	Adjusted 2018 (2)	2017	$ change	% change
Revenues	$115.3	$2.3	$117.6	$115.6	$2.0	1.7%
Cost of goods sold	60.4	0.6	61.0	57.9	3.1	5.4%
Other operating expenses (3)	41.9	—	41.9	43.0	(1.1)	(2.6)%
Operating income (loss)	$13.0	$1.7	$14.7	$14.7	$0.0	0%
Operating margin	11.3%		12.5%	12.7%

	Six months ended November 30,
($ amounts in millions)	2018	Accounting Adoption (1)	Adjusted 2018 (2)	2017	$ change	% change
Revenues	$190.1	$1.8	$191.9	$193.0	$(1.1)	(0.6)%
Cost of goods sold	98.7	0.2	98.9	98.2	0.7	0.7%
Other operating expenses (3)	80.4	—	80.4	82.9	(2.5)	(3.0)%
Operating income (loss)	$11.0	$1.6	$12.6	$11.9	$0.7	5.9%
Operating margin	5.8%		6.6%	6.2%

(1) In the first quarter of fiscal 2019, the Company adopted Topic 606, Revenue from Contracts with Customers. This resulted in the deferral of certain revenue associated with an incentive program within the Company’s international book fairs channels. In the Company's first fiscal quarter, revenues recognized for incentive programs exceeded revenues deferred for fairs held, resulting in the temporary higher revenues. The impact of Topic 606 from the first fiscal quarter has partially reversed in the second fiscal quarter. See Note 2 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements" for further details.

(2) Under the modified retrospective method of adoption for Topic 606, prior period amounts are not restated to reflect the new accounting treatment. Therefore, the Company has included an Adjusted 2018 column to provide a comparable period-over-period variance.

(3) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended November 30, 2018 increased to $117.6 million, compared to $115.6 million in the prior fiscal year quarter. Local currency revenues across the Company's foreign operations increased by $6.7 million, partially offset by the adverse impact in foreign exchange of $4.7 million. Local currency revenues increased primarily due to increased revenue in the trade channel in the major markets and increased trade and education revenues in Asia, especially China. In addition, the UK education business benefited from an acquisition which was not in the prior fiscal year results as it did not occur until the third fiscal quarter of the prior period.

Revenues for the six months ended November 30, 2018 decreased to $191.9 million, compared to $193.0 million in the prior fiscal year period. Local currency revenues across the Company's foreign operations increased by $5.2 million, which was more than offset by the adverse impact in foreign exchange of $6.3 million. Local currency revenues increased due to increased trade channel revenues in the major markets and Asia, especially

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

China and improved results in the UK education business, which benefited from an acquisition. This increase was partially offset by lower revenues in the Australia book club and book fairs channels and Canada book club channel.

Cost of goods sold for the quarter ended November 30, 2018 was $61.0 million, or 51.9% of adjusted revenues, compared to $57.9 million, or 50.1% of revenues, in the prior fiscal year quarter. Cost of goods sold as a percentage of revenues increased primarily due to higher royalty costs as a result of increased trade revenue across the major markets.

Cost of goods sold for the six months ended November 30, 2018 was $98.9 million, or 51.5% of adjusted revenues, compared to $98.2 million, or 50.9% of revenues, in the prior fiscal year period. Cost of goods sold as a percentage of revenues increased primarily due to higher royalty costs as a result of increased trade revenue across the major markets.

Other operating expenses for the quarter ended November 30, 2018 were $41.9 million, compared to $43.0 million in the prior fiscal year quarter. In local currencies, Other operating expenses were comparable year-over-year with an increase in employee-related expenses across most geographies, offset by lower bad debt expense, primarily in Malaysia, Thailand and within the export channel.

Other operating expenses for the six months ended November 30, 2018 were $80.4 million, compared to $82.9 million in the prior fiscal year period. In local currencies, Other operating expenses decreased by $1.1 million primarily related to higher income from equity investments and lower bad debt expense in the Philippines, Malaysia and Thailand, partially offset by an increase in employee-related expenses.

Segment operating income for the quarter ended November 30, 2018 was $14.7 million, compared to $14.7 million in the prior fiscal year quarter. During the fiscal quarter segment operating income was impacted by increased trade channel revenues in most major markets, favorable product mix in the UK and lower bad debt expense in certain Asian markets offset by higher employee-related expenses.

Segment operating income for the six months ended November 30, 2018 was $12.6 million, compared to $11.9 million in the prior fiscal year period. The increase was primarily driven by increased trade channel revenues in most major markets, favorable product mix in the UK and lower bad debt expense in certain Asian markets, partially offset by higher employee-related expenses.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overhead

Unallocated overhead expense for the quarter ended November 30, 2018 increased by $3.0 million to $29.4 million, from $26.4 million in the prior fiscal year quarter. The increase was primarily driven by an increase in depreciation and amortization expense of $3.9 million, primarily attributable to capitalized strategic technology investments and assets related to the redesign and upgrade of the Company's headquarters in New York City, which is now substantially completed, and an additional charge for a legacy sales tax assessment related to historical periods. This increase was partially offset by decreases in stock based compensation expense of $2.3 million and severance expense of $2.6 million.

Unallocated overhead expense for the six months ended November 30, 2018 decreased by $3.7 million to $50.3 million, from $54.0 million in the prior fiscal year period. The decrease was primarily driven by lower impairment charges of $6.7 million due to the prior fiscal period charge related to the abandonment of legacy building improvements in connection with the headquarter renovation, decreases in stock compensation expense of $2.3 million and severance expense of $3.7 million. These decreases were partially offset by an increase in depreciation and amortization expense of $7.4 million, primarily attributable to capitalized strategic technology investments and assets related to the redesign and upgrade of the Company's headquarters in New York City, which is now substantially completed, and an increase related to the sales tax assessment.

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book fairs and book club channels and most of its Education businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Trade sales can vary throughout the year due to varying release dates of published titles. The Company generally experiences a loss from operations in the first and third quarters of each fiscal year.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Liquidity and Capital Resources

Cash provided by operating activities was $39.5 million for the six months ended November 30, 2018, compared to cash provided by operating activities of $28.4 million for the prior fiscal year period, representing an increase in cash provided by operating activities of $11.1 million. The increase in cash provided was primarily due to higher customer remittances resulting from improved operating performance, partially offset by higher inventory purchases due to the printing of the new Dog Man title and Harry Potter related titles in anticipation of the 20th Anniversary of Harry Potter.

Cash used in investing activities was $72.5 million for the six months ended November 30, 2018, compared to cash used in investing activities of $68.9 million in the prior fiscal year period, representing higher cash used in investing activities of $3.6 million. Prepublication spending in the current fiscal year period was higher, primarily due to new print and digital core instruction products, in the Education segment, forming part of the Scholastic Literacy program expected to be launched later in fiscal 2019. This was partially offset by lower capital spending in the current fiscal year period due to lower fixed asset additions primarily related to the substantial completion of the headquarters building modernization. During the remainder of the fiscal year, the Company will continue to spend on technology transformation projects.

Cash provided by financing activities was less than $0.1 million for the six months ended November 30, 2018, compared to cash used in financing activities of $15.9 million for the prior fiscal year period, representing an increase in cash provided by financing activities of $15.9 million. The increase in cash provided was primarily driven by the absence of common stock repurchases by the Company, which were $13.3 million in the prior fiscal year period, and higher proceeds in the current fiscal year pursuant to stock option exercises.

Cash Position

The Company’s cash and cash equivalents totaled $358.1 million at November 30, 2018, $391.9 million at May 31, 2018 and $387.8 million at November 30, 2017. Cash and cash equivalents held by the Company’s U.S. operations totaled $340.6 million at November 30, 2018, $371.1 million at May 31, 2018 and $370.4 million at November 30, 2017.

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

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, dividends, currently authorized Common share repurchases, debt service, planned capital expenditures and other investments. As of November 30, 2018, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $358.1 million, cash from operations, and funding available under the Loan Agreement totaling approximately $375.0 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Loan Agreement be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Additionally, the Company has short-term credit facilities of $55.0 million, less current borrowings of $13.5 million and commitments of $4.9 million, resulting in $36.6 million of current availability at November 30, 2018. Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Financing

The Company is party to the Loan Agreement and certain credit lines with various banks as described in Note 4 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements." There were no outstanding borrowings under the Loan Agreement as of November 30, 2018.

New Accounting Pronouncements

Reference is made to Note 1 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Report on Form 10-Q for the quarter ended August 31, 2018.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (“SEC”) filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, plans, ecommerce and digital initiatives, new product introductions, strategies, new education standards, goals, revenues, improved efficiencies, general costs, state sales tax compliance costs, manufacturing costs, medical costs, potential cost savings, wage and merit pay, operating margins, working capital, liquidity, capital needs, the cost and timing of capital projects, interest costs, cash flows and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in the Annual Report and other risks and factors identified from time to time in the Company’s filings with the SEC. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of November 30, 2018. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of November 30, 2018:

($ amounts in millions)	Fiscal Year Maturity
	2019 (1)	2020	2021	2022	2023	Thereafter	Total	Fair Value @ 11/30/2018
Debt Obligations
Lines of Credit and current portion of long-term debt	$13.5	$—	$—	$—	$—	$—	$13.5	$13.5
Average interest rate	3.8%	—	—	—	—	—	—

(1) Fiscal 2019 includes the remaining six months of the current fiscal year ending May 31, 2019.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of November 30, 2018, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended November 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.17	Amendment Number 3 to the Scholastic Corporation 2011 Stock Incentive Plan

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED November 30, 2018
Exhibits Index

Exhibit Number	Description of Document
31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.17	Amendment Number 3 to the Scholastic Corporation 2011 Stock Incentive Plan *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Document **

101.DEF	XBRL Taxonomy Extension Definitions Document **

101.LAB	XBRL Taxonomy Extension Labels Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

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

SCHOLASTIC CORPORATION
(Registrant)

Date: December 20, 2018	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board, President and Chief Executive Officer

Date: December 20, 2018	By:	/s/ Kenneth J. Cleary

Kenneth J. Cleary
Chief Financial Officer (Principal Financial Officer)