Form 10-Q
period 2019-02-28
SCHOLASTIC CORP
filed 2019-03-22
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2019	Commission File No. 000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Title	Number of shares outstanding
of each class	as of February 28, 2019

Common Stock, $.01 par value	33,556,817
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended		Nine months ended
	February 28,		February 28,
	2019	2018	2019	2018
Revenues	$360.1	$344.7	$1,183.2	$1,132.2
Operating costs and expenses:
Cost of goods sold	176.9	166.4	564.6	535.6
Selling, general and administrative expenses	190.9	186.7	584.3	573.9
Depreciation and amortization	13.7	11.0	41.3	30.0
Asset impairments	—	4.3	—	11.0
Total operating costs and expenses	381.5	368.4	1,190.2	1,150.5
Operating income (loss)	(21.4)	(23.7)	(7.0)	(18.3)
Interest income (expense), net	1.0	0.2	2.3	0.5
Other components of net periodic benefit (cost)	(0.4)	(39.8)	(1.1)	(55.4)
Earnings (loss) before income taxes	(20.8)	(63.3)	(5.8)	(73.2)
Provision (benefit) for income taxes	(8.2)	(14.1)	(3.5)	(17.4)
Net income (loss)	$(12.6)	$(49.2)	$(2.3)	$(55.8)
Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic	$(0.36)	$(1.41)	$(0.07)	$(1.59)
Diluted	$(0.36)	$(1.41)	$(0.07)	$(1.59)

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended		Nine months ended
	February 28,		February 28,
	2019	2018	2019	2018
Net income (loss)	$(12.6)	$(49.2)	$(2.3)	$(55.8)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	1.7	2.2	(2.0)	6.0
Pension and postretirement adjustments (net of tax)	0.2	22.2	3.1	31.7
Total other comprehensive income (loss), net	$1.9	$24.4	$1.1	$37.7
Comprehensive income (loss)	$(10.7)	$(24.8)	$(1.2)	$(18.1)

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	February 28, 2019	May 31, 2018	February 28, 2018
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$338.1	$391.9	$362.6
Accounts receivable, net	317.3	204.9	186.0
Inventories, net	356.8	294.9	356.9
Prepaid expenses and other current assets	84.8	66.6	100.1
Total current assets	1,097.0	958.3	1,005.6
Noncurrent Assets:
Property, plant and equipment, net	574.9	555.6	530.6
Prepublication costs, net	65.3	55.3	48.8
Royalty advances, net	52.3	44.8	50.3
Goodwill	119.1	119.2	119.1
Noncurrent deferred income taxes	43.6	25.2	17.8
Other assets and deferred charges	70.9	67.0	61.5
Total noncurrent assets	926.1	867.1	828.1
Total assets	$2,023.1	$1,825.4	$1,833.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$11.0	$7.9	$7.7
Accounts payable	215.3	198.9	208.4
Accrued royalties	76.8	34.6	63.2
Deferred revenue	154.7	24.7	56.5
Other accrued expenses	236.2	177.9	162.6
Accrued income taxes	2.1	1.8	1.2
Total current liabilities	696.1	445.8	499.6
Noncurrent Liabilities:
Long-term debt	—	—	—
Other noncurrent liabilities	57.9	58.8	66.5
Total noncurrent liabilities	57.9	58.8	66.5

Commitments and Contingencies (see Note 5)	—	—	—

Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	—	—	—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 33.6, 33.3 and 33.1 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	619.4	614.4	614.6
Accumulated other comprehensive income (loss)	(54.6)	(55.7)	(56.5)
Retained earnings	1,000.5	1,065.2	1,019.6
Treasury stock, at cost: 9.3, 9.6 and 9.8 shares, respectively	(296.6)	(303.5)	(310.5)
Total stockholders’ equity	1,269.1	1,320.8	1,267.6
Total liabilities and stockholders’ equity	$2,023.1	$1,825.4	$1,833.7
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2018	1.7	$0.0	33.3	$0.4	$614.4	$(55.7)	$1,065.2	$(303.5)	$1,320.8
Net Income (loss)	—	—	—	—	—	—	(61.3)	—	(61.3)
Adoption of ASC 606 (net of tax $16.0)							(46.5)		(46.5)
Foreign currency translation adjustment	—	—	—	—	—	(3.1)	—	—	(3.1)
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	1.5	—	—	—	1.5
Proceeds pursuant to stock-based compensation plans	—	—	—	—	2.8	—	—	—	2.8
Purchases of treasury stock at cost	—	—	—	—	—	—	—	—	—
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(3.2)	—	—	3.5	0.3
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.3)	—	(5.3)
Balance at August 31, 2018	1.7	$0.0	33.4	$0.4	$615.5	$(58.6)	$952.1	$(300.0)	$1,209.4
Net Income (loss)	—	—	—	—	—	—	71.6	—	71.6
Foreign currency translation adjustment	—	—	—	—	—	(0.6)	—	—	(0.6)
Pension and post-retirement adjustments (net of tax of $0.8)	—	—	—	—	—	2.7	—	—	2.7
Stock-based compensation plans	—	—	—	—	3.7	—	—	—	3.7
Proceeds pursuant to stock-based compensation plans	—	—	—	—	2.5	—	—	—	2.5
Purchases of treasury stock at cost	—	—	—	—	—	—	—	—	—
Treasury stock issued pursuant to equity-based plans	—	—	0.2	—	(3.8)	—	—	4.4	0.6
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.3)	—	(5.3)
Balance at November 30, 2018	1.7	$0.0	33.6	$0.4	$617.9	$(56.5)	$1,018.4	$(295.6)	$1,284.6
Net Income (loss)	—	—	—		—	—	(12.6)	—	(12.6)
Foreign currency translation adjustment	—	—	—	—	—	1.7	—	—	1.7
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.2	—	—	0.2
Stock-based compensation plans	—	—	—	—	1.6	—	—	—	1.6
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.5	—	—	—	0.5
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(2.0)	(2.0)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(0.6)	—	—	1.0	0.4
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.3)	—	(5.3)
Balance at February 28, 2019	1.7	$0.0	33.6	$0.4	$619.4	$(54.6)	$1,000.5	$(296.6)	$1,269.1
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2017	1.7	$0.0	33.4	$0.4	$606.8	$(94.2)	$1,091.2	$(296.3)	$1,307.9
Net Income (loss)	—	—	—	—	—	—	(63.7)	—	(63.7)
Foreign currency translation adjustment	—	—	—	—	—	3.7	—	—	3.7
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.5	—	—	0.5
Stock-based compensation	—	—	—	—	1.5	—	—	—	1.5
Proceeds pursuant to stock-based compensation plans	—	—	—	—	2.8	—	—	—	2.8
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(4.7)	(4.7)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(2.6)	—	—	2.9	0.3
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.3)	—	(5.3)
Balance at August 31, 2017	1.7	$0.0	33.4	$0.4	$608.5	$(90.0)	$1,022.2	$(298.1)	$1,243.0
Net Income (loss)	—	—	—	—	—	—	57.1	—	57.1
Foreign currency translation adjustment	—	—	—	—	—	0.1	—	—	0.1
Pension and post-retirement adjustments (net of tax of $6.3)	—	—	—	—	—	9.0	—	—	9.0
Stock-based compensation	—	—	—	—	6.0	—	—	—	6.0
Proceeds pursuant to stock-based compensation plans	—	—	—	—	1.1	—	—	—	1.1
Purchases of treasury stock at cost	—	—	(0.3)	—	—	—	—	(8.6)	(8.6)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(3.3)	—	—	3.5	0.2
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)
Balance at November 30, 2017	1.7	$0.0	33.2	$0.4	$612.3	$(80.9)	$1,074.1	$(303.2)	$1,302.7
Net Income (loss)	—	—	—	—	—	—	(49.2)	—	(49.2)
Foreign currency translation adjustment	—	—	—	—	—	2.2	—	—	2.2
Pension and post-retirement adjustments (net of tax of $14.5)	—	—	—	—	—	22.2	—	—	22.2
Stock-based compensation	—	—	—	—	1.6	—	—	—	1.6
Proceeds pursuant to stock-based compensation plans	—	—	—	—	5.0	—	—	—	5.0
Purchases of treasury stock at cost	—	—	(0.3)	—	—	—	—	(11.9)	(11.9)
Treasury stock issued pursuant to equity-based plans	—	—	0.2	—	(4.3)	—	—	4.6	0.3
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.3)	—	(5.3)
Balance at February 28, 2018	1.7	$0.0	33.1	$0.4	$614.6	$(56.5)	$1,019.6	$(310.5)	$1,267.6
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Nine months ended
	February 28,
	2019	2018
Cash flows - operating activities:
Net income (loss)	$(2.3)	$(55.8)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	5.7	7.9
Provision for losses on inventory	12.2	11.5
Provision for losses on royalty advances	3.0	3.3
Amortization of prepublication and production costs	16.6	16.4
Depreciation and amortization	43.7	32.2
Pension settlement	—	55.0
Amortization of pension and postretirement actuarial gains and losses	0.5	1.8
Deferred income taxes	(2.6)	15.5
Stock-based compensation	6.8	9.1
Income from equity investments	(5.7)	(3.7)
Write off related to asset impairments	—	11.0
Changes in assets and liabilities:
Accounts receivable	(87.9)	8.6
Inventories	(77.9)	(82.0)
Prepaid expenses and other current assets	(24.7)	(57.8)
Royalty advances	(10.7)	(11.5)
Accounts payable	29.4	63.4
Other accrued expenses	(9.6)	(15.8)
Returns liability	69.0	—
Accrued income taxes	0.4	(1.8)
Accrued royalties	42.5	28.1
Deferred revenue	43.9	31.8
Pension and postretirement obligations	(2.0)	(3.9)
Other noncurrent liabilities	1.1	1.6
Other, net	9.1	0.0
Total adjustments	62.8	120.7
Net cash provided by (used in) operating activities	60.5	64.9

Cash flows - investing activities:
Prepublication and production expenditures	(32.3)	(22.4)
Additions to property, plant and equipment (including capitalized software)	(71.0)	(92.4)
Other investment and acquisition related payments	(0.5)	(2.0)
Net cash provided by (used in) investing activities	(103.8)	(116.8)

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Nine months ended
	February 28,	February 28,
	2019	2018
Cash flows - financing activities:
Borrowings under lines of credit	48.5	40.4
Repayments of lines of credit	(46.6)	(37.8)
Repayment of capital lease obligations	(1.1)	(0.9)
Reacquisition of common stock	(2.0)	(23.8)
Proceeds pursuant to stock-based compensation plans	5.8	8.9
Payment of dividends	(15.8)	(15.8)
Other	1.3	(1.2)
Net cash provided by (used in) financing activities	(9.9)	(30.2)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.6
Net increase (decrease) in cash and cash equivalents	(53.8)	(81.5)
Cash and cash equivalents at beginning of period	391.9	444.1
Cash and cash equivalents at end of period	$338.1	$362.6

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

Interim Financial Statements

The accompanying unaudited condensed consolidated interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2018. The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the Financial Statements for the periods presented.

On August 17, 2018, the SEC issued a final rule, Release No. 33-10532, Disclosure Update and Simplification, which amends certain of its disclosure requirements and became effective for the Company for the fiscal quarter ended February 28, 2019 and the Company has updated its Financial Statements accordingly.

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

Use of estimates

The preparation of these Financial Statements involves the use of estimates and assumptions by management, which affects the amounts reported in the Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary, in order to form a basis for determining the carrying values of certain assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in these calculations, including, but not limited to:

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

Forthcoming Adoptions:

ASU No. 2016-02, ASU No. 2018-10 and ASU No. 2018-11
In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2016-02, Leases (Topic 842) which supersedes existing guidance on accounting for leases in ASC Topic 840, Leases. The amendments in this ASU, among other things, require lessees to account for leases as either finance leases or operating leases and generally require all leases to be recorded on the balance sheet, through the recognition of right-of-use assets and corresponding lease liabilities. The lease liability should be measured at the present value of the lease payments over the lease term. The right-of-use asset should be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and lessee's initial direct costs (e.g., commissions). The guidance also requires specific qualitative and quantitative disclosures about leasing activities.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provide an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings.

The Company's assessment efforts to date have included reviewing the standard's provisions and gathering information to evaluate the landscape of its real estate, personal property, and other arrangements that may meet the definition of a lease. Based on these efforts, the Company currently anticipates that the adoption of ASU 2016-02 will result in a significant increase to its long-term assets and liabilities as most of its current operating lease commitments will be subject to balance sheet recognition. Recognition of lease expense in the condensed consolidated statement of operations is not anticipated to significantly change. The Company anticipates it will apply certain practical expedients permitted by the standard and intended to ease transition to the standard, which include allowing the Company to carryforward its original lease classification conclusions (i.e., finance or operating) without reassessment. The Company is also evaluating which, if any, other expedients it will elect upon adoption, including the use of hindsight in assessing factors that impact determination of the lease term, such as the likelihood that any renewal or purchase options are exercised.

ASU No. 2016-02, ASU No. 2018-10 and ASU No. 2018-11 are effective for the Company in the first quarter of fiscal 2020 and are required to be applied using the modified retrospective approach for all leases existing as of the effective date.

2. REVENUES

Adoption of Topic 606, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606"). ASU No. 2014-09, along with various amendments that comprise Topic 606, provide a single accounting model for revenue from contracts with customers and supersedes the previous revenue recognition guidance, including certain industry-specific and transaction-specific guidance. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.

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

Updates to Significant Accounting Policies

The Company updated its significant accounting policies as a result of the adoption of Topic 606 as follows:
Revenue Recognition - School-Based Book Fairs
Revenues associated with school-based book fairs relate to the sale of children's books and other products to book fair sponsors. In addition, the Company employs an incentive program to encourage the sponsorship of book fairs and increase the number of fairs held each school year. The Company identifies two performance obligations within its school-based book fair contracts which include the fulfillment of book fairs product and the fulfillment of product upon the redemption of incentive program credits by customers. The Company allocates the transaction price to each performance obligation and recognizes revenue at a point in time. The Company utilizes certain estimates based on historical experience and future expectations related to the participation in the incentive program as well as redemption patterns to determine the relative fair value of each performance obligation when allocating the transaction price. Changes in these estimates could impact the timing of the recognition of revenue. Revenues allocated to the book fair product will be recognized at the point at which product is delivered to the customer and control is transferred. The revenue allocated to the incentive program credits is recognized upon redemption of incentive credits and the transfer of control of the redeemed product. Incentive credits are generally redeemed within 12 months of issuance. Payment for school-based book fairs product is due at the completion of a customer's fair. The sale of school-based book fair product contains a right of return.
Estimated Returns
For sales that include a right of return, which primarily include the trade and school-based book fair channels, the Company will estimate the transaction price and record revenues as variable consideration based on the amounts the Company expects to ultimately be entitled. In order to determine estimated returns, the Company utilizes historical return rates, sales patterns, types of products and expectations and recognizes a corresponding reduction to Revenues and Cost of goods sold. In addition, a refund liability is recorded within Other accrued expenses for the consideration to which the Company believes it will not ultimately be entitled and a return asset is recorded within Prepaid expenses and other current assets for the expected inventory to be returned.

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

Application of Topic 606 to the Current Fiscal Year

The comparative prior fiscal period information continues to be reported under the accounting standards in effect during those fiscal periods. The following table illustrates the amounts by which each summarized income statement line item was affected by the adoption of Topic 606:

	As reported	Adjustments		Without adoption of Topic 606
Three months ended February 28, 2019
Revenues	$360.1	$(9.4)	(1)	$350.7
Cost of goods sold	176.9	(2.0)	(1)	174.9
Selling, general and administrative expenses	190.9	0.1	(2)	191.0
Depreciation and amortization	13.7	—		13.7
Operating income (loss)	(21.4)	(7.5)		(28.9)
Interest income (expense), net	1.0	—		1.0
Other components of net periodic benefit (cost)	(0.4)	—		(0.4)
Provision (benefit) for income taxes	(8.2)	(2.0)	(3)	(10.2)
Net income (loss)	$(12.6)	$(5.5)		$(18.1)
Basic earnings (loss) per share:	$(0.36)	$(0.16)		$(0.52)
Diluted earnings (loss) per share:	$(0.36)	$(0.16)		$(0.52)

Nine months ended February 28, 2019
Revenues	$1,183.2	$(11.1)	(1)	$1,172.1
Cost of goods sold	564.6	(3.5)	(1)	561.1
Selling, general and administrative expenses	584.3	(0.5)	(2)	583.8
Depreciation and amortization	41.3	—		41.3
Operating income (loss)	(7.0)	(7.1)		(14.1)
Interest income (expense), net	2.3	—		2.3
Other components of net periodic benefit (cost)	(1.1)	—		(1.1)
Provision (benefit) for income taxes	(3.5)	(1.9)	(3)	(5.4)
Net income (loss)	$(2.3)	$(5.2)		$(7.5)
Basic earnings (loss) per share:	$(0.07)	$(0.15)		$(0.22)
Diluted earnings (loss) per share:	$(0.07)	$(0.15)		$(0.22)
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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Estimated Returns
As of February 28, 2019, a liability for expected returns of $97.3 is recorded within Other accrued expenses on the Company's condensed consolidated balance sheets. In addition, as of February 28, 2019, a return asset of $13.2 is recorded within Prepaid expenses and other current assets for the recoverable cost of product estimated to be returned by customers.

Deferred Revenue
The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. These liabilities are recorded within Deferred revenue on the Company's condensed consolidated balance sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The amount of revenue recognized in the three and nine months ended February 28, 2019 included within the opening Deferred revenue balance was $28.3 and $91.0, respectively.

Disaggregated Revenue Data

The following table presents the Company’s revenues disaggregated by region and channel:

Three months ended February 28,	2019	2018
Book Clubs	$55.0	$57.7
Book Fairs	97.4	91.5
Trade	65.6	52.4
Total Children's Book Publishing & Distribution	218.0	201.6

Education	60.3	59.5

Major Markets(1)	54.5	55.3
Other Markets(2)	27.3	28.3
Total International	81.8	83.6
Total Revenues	$360.1	$344.7

Nine months ended February 28,	2019	2018
Book Clubs	$165.4	$165.6
Book Fairs	343.3	334.6
Trade	222.9	184.0
Total Children's Book Publishing & Distribution	731.6	684.2

Education	179.7	171.4

Major Markets(1)	192.7	195.6
Other Markets(2)	79.2	81.0
Total International	271.9	276.6
Total Revenues	$1,183.2	$1,132.2
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

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Three months ended February 28, 2019
Revenues	$218.0	$60.3	$—	$278.3	$81.8	$360.1
Bad debt expense	0.8	0.5	—	1.3	0.3	1.6
Depreciation and amortization (2)	5.9	2.6	10.4	18.9	1.6	20.5
Asset impairments	—	—	—	—	—	—
Segment operating income (loss)	4.4	0.3	(23.1)	(18.4)	(3.0)	(21.4)
Expenditures for other noncurrent assets (4)	17.3	5.5	15.3	38.1	2.7	40.8
Three months ended February 28, 2018
Revenues	$201.6	$59.5	$—	$261.1	$83.6	$344.7
Bad debt expense	0.7	0.4	—	1.1	0.6	1.7
Depreciation and amortization (2)	5.8	1.9	7.5	15.2	1.8	17.0
Asset impairments (3)	—	—	4.3	4.3	—	4.3
Segment operating income (loss)	(1.0)	(0.1)	(23.3)	(24.4)	0.7	(23.7)
Expenditures for other noncurrent assets (4)	17.7	4.5	29.7	51.9	5.7	57.6

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Nine months ended February 28, 2019
Revenues	$731.6	$179.7	$—	$911.3	$271.9	$1,183.2
Bad debt expense	3.2	1.2	—	4.4	1.3	5.7
Depreciation and amortization (2)	17.5	6.7	31.1	55.3	5.0	60.3
Asset impairments	—	—	—	—	—	—
Segment operating income (loss)	64.7	(6.3)	(73.4)	(15.0)	8.0	(7.0)
Segment assets at February 28, 2019	585.2	173.6	977.9	1,736.7	286.4	2,023.1
Goodwill at February 28, 2019	40.9	68.2	—	109.1	10.0	119.1
Expenditures for other noncurrent assets (4)	48.3	15.6	55.9	119.8	10.1	129.9
Other noncurrent assets at February 28, 2019 (4)	170.4	112.3	502.8	785.5	80.3	865.8
Nine months ended February 28, 2018
Revenues	$684.2	$171.4	$—	$855.6	$276.6	$1,132.2
Bad debt expense	3.4	1.4	—	4.8	3.1	7.9
Depreciation and amortization (2)	17.0	5.4	20.7	43.1	5.2	48.3
Asset impairments (3)	—	—	11.0	11.0	—	11.0
Segment operating income (loss)	55.1	(8.7)	(77.3)	(30.9)	12.6	(18.3)
Segment assets at February 28, 2018	503.7	170.2	886.1	1,560.0	273.7	1,833.7
Goodwill at February 28, 2018	40.9	68.2	—	109.1	10.0	119.1
Expenditures for other noncurrent assets (4)	45.9	11.5	78.4	135.8	10.7	146.5
Other noncurrent assets at February 28, 2018 (4)	155.2	96.5	466.5	718.2	75.5	793.7

(1)
Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company’s headquarters in the metropolitan New York area, its fulfillment and distribution facilities located in Missouri, its facility located in Connecticut and certain technology assets.

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets and prepublication and production costs.

(3)
Impairment charges of $4.3 and $11.0 for the three and nine months ended February 28, 2018, respectively, relate to the prior fiscal year abandonment of legacy building improvements in connection with the Company's renovation of its headquarters in New York City.

(4)
Other noncurrent assets include property, plant and equipment, prepublication assets, production assets, royalty advances, goodwill, intangible assets and investments. Expenditures for other noncurrent assets for the International reportable segment include expenditures for long-lived assets of $1.5 and $3.6 for the three months ended February 28, 2019 and February 28, 2018, respectively, and $5.9 and $6.6 for the nine months ended February 28, 2019 and February 28, 2018, respectively. Other noncurrent assets for the International reportable segment include long-lived assets of $36.3 and $35.8 as of February 28, 2019 and February 28, 2018, respectively.

4. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	February 28, 2019	May 31, 2018	February 28, 2018
Revolving Loan	$—	$—	$—
Unsecured lines of credit (weighted average interest rates of 4.3%, 2.9% and 3.7%, respectively)	11.0	7.9	7.7
Total debt	$11.0	$7.9	$7.7

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

As of February 28, 2019, the indicated spread on Base Rate Advances was 0.175% and the indicated spread on Eurodollar Advances was 1.175%, both based on the Company’s prevailing consolidated debt to total capital ratio.
The Loan Agreement also provides for the payment of a facility fee in respect of the aggregate amount of revolving credit commitments ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At February 28, 2019, the facility fee rate was 0.20%.
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

As of February 28, 2019, the Company had no outstanding borrowings under the Loan Agreement. At February 28, 2019, the Company had open standby letters of credit totaling $5.3 issued under certain credit lines, including $0.4 under the Loan Agreement and $4.9 under the domestic credit lines discussed below.

The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions. The Company was in compliance with these covenants for all periods presented.

Lines of Credit

As of February 28, 2019, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $25.0. There were no outstanding borrowings under these credit lines as of February 28, 2019, May 31, 2018 or February 28, 2018. As of February 28, 2019, availability under these unsecured money market bid rate credit lines totaled $20.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of February 28, 2019, the Company had various local currency credit lines totaling $24.1 underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $11.0 at February 28, 2019 at a weighted average interest rate of 4.3%, $7.9 at May 31, 2018 at a weighted average interest rate of 2.9% and $7.7 at February 28, 2018 at a weighted average interest rate of 3.7%. As of February 28, 2019, the amounts available under these facilities totaled $13.1. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

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

The Company continues to monitor its compliance based on anticipated enforcement dates and an assumption as to each state's likely interpretation and application of the Court's decision. As the Company continues to monitor each state, the staggered enforcement dates, and the progress towards compliance, expenses will be incurred by the Company.

As of February 28, 2019, the Company’s school book club channel remits sales taxes in 38 states and the District of Columbia compared to nine states in the prior year and, as a result, the Company has incurred additional costs for the three and nine months ended February 28, 2019 related to sales tax on the associated revenue. Any on-going or future litigation with states relating to sales and use taxes could be impacted favorably or unfavorably by legislative action in future fiscal periods.

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended February 28,		Nine months ended February 28,
	2019	2018	2019	2018
Net income (loss) attributable to Class A and Common Shares	$(12.6)	$(49.2)	$(2.3)	$(55.8)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	35.3	34.9	35.2	35.1
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions) *	—	—	—	—
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	35.3	34.9	35.2	35.1
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$(0.36)	$(1.41)	$(0.07)	$(1.59)
Diluted	$(0.36)	$(1.41)	$(0.07)	$(1.59)

* The Company experienced a Net loss for all periods presented and therefore did not report any dilutive share impact.

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	February 28, 2019	February 28, 2018
Options outstanding pursuant to stock-based compensation plans (in millions)	2.9	3.1

There were 0.7 million of potentially anti-dilutive shares pursuant to stock-based compensation plans as of February 28, 2019.

A portion of the Company’s Restricted Stock Units ("RSUs") which are granted to employees participate in earnings through cumulative dividends which are payable and non-forfeitable to the employees upon vesting of the RSUs. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method.

For the three and nine month periods ended February 28, 2019 and February 28, 2018, the Company experienced a Net loss and did not allocate any losses to the participating RSUs.

As of February 28, 2019, $59.4 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 11, Treasury Stock, for a more complete description of the Company’s share buy-back program.

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

The following table summarizes the activity in Goodwill for the periods indicated:

	Nine months ended February 28,	Twelve months ended May 31,	Nine months ended February 28,
	2019	2018	2018
Gross beginning balance	$158.8	$158.5	$158.5
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$119.2	$118.9	$118.9
Foreign currency translation	(0.1)	0.2	0.2
Other	—	0.1	—
Ending balance	$119.1	$119.2	$119.1

Accumulated goodwill impairment totaled $39.6 as of February 28, 2019, May 31, 2018 and February 28, 2018. There were no goodwill impairment losses during the nine months ended February 28, 2019 and February 28, 2018.

The following table summarizes the activity in other intangibles included in Other assets and deferred charges on the Company’s condensed consolidated balance sheets for the periods indicated:

	Nine months ended February 28,	Twelve months ended May 31,	Nine months ended February 28,
	2019	2018	2018
Beginning balance other intangibles subject to amortization	$10.1	$9.0	$9.0
Additions	0.6	3.3	1.5
Amortization expense	(2.0)	(2.1)	(1.6)
Foreign currency translation	0.0	(0.1)	0.1
Total other intangibles subject to amortization, net of accumulated amortization of $26.1, $24.1 and $23.6, respectively	$8.7	$10.1	$9.0
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$10.8	$12.2	$11.1

In the first quarter of fiscal 2019, the Company purchased a UK-based book club business and a U.S.-based book fair business resulting in the recognition of $0.6 of definite-lived intangible assets. The results of operations of these businesses are included within the International and Children's Book Publishing & Distribution segments, respectively.

Intangible assets with definite lives consist principally of customer lists and intellectual property rights. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful life of all definite-lived intangible assets is approximately 3.5 years. Intangible assets with indefinite lives consist principally of trademarks.

8. INVESTMENTS

Included in Other assets and deferred charges on the Company’s condensed consolidated balance sheets were investments of $36.7, $31.1 and $33.1 at February 28, 2019, May 31, 2018 and February 28, 2018, respectively.

The Company's 48.5% equity interest in Make Believe Ideas Limited ("MBI"), a UK-based children's book publishing company, is accounted for using the equity method of accounting. The purchase agreement provides

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

that, subject to its provisions, the Company will purchase the remaining outstanding shares in MBI following the completion of MBI's accounts for the calendar year 2018 and subject to the provisions of the purchase agreement. The net carrying value of this investment was $13.0, $10.6 and $11.2 at February 28, 2019, May 31, 2018 and February 28, 2018, respectively. Equity method income from this investment is reported in the International segment.

The Company’s 26.2% non-controlling interest in a separate children’s book publishing business located in the UK is accounted for using the equity method of accounting. The net carrying value of this investment was $23.7, $20.5 and $21.8 at February 28, 2019, May 31, 2018 and February 28, 2018, respectively. Equity method income from this investment is reported in the International segment.

The Company has other equity and cost method investments that had a net carrying value of less than $0.1 at February 28, 2019 and May 31, 2018, and $0.1 at February 28, 2018.

Income from equity investments reported in Selling, general and administrative expenses in the condensed consolidated statements of operations totaled $1.2 and $1.0 for the three months ended February 28, 2019 and February 28, 2018, respectively, and $5.7 and $3.7 for the nine months ended February 28, 2019 and February 28, 2018, respectively.

9. EMPLOYEE BENEFIT PLANS

The following table sets forth the components of net periodic benefit (cost) for the periods indicated under the Company’s terminated cash balance retirement plan for its United States employees meeting certain eligibility requirements (the “U.S. Pension Plan”) and the defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom (the “UK Pension Plan” and, together with the U.S. Pension Plan, the “Pension Plans”). Also included are postretirement benefits, consisting of certain healthcare and life insurance benefits provided by the Company to its eligible retired United States-based employees (the “Postretirement Benefits”).

	U.S. Pension Plan		UK Pension Plan		Postretirement Benefits
	Three months ended February 28,		Three months ended February 28,		Three months ended February 28,
	2019	2018	2019	2018	2019	2018
Components of net periodic (benefit) cost:
Service cost	$—	$—	$—	$—	$0.0	$0.0
Interest cost	—	0.5	0.3	0.3	0.2	0.2
Expected return on assets	—	(1.1)	(0.3)	(0.3)	—	—
Net amortization of prior service credit	—	—	—	—	0.0	—
Benefit cost of settlement event	—	39.6	—	—	—	—
Amortization of (gains) losses	—	0.3	0.2	0.3	—	0.0
Net periodic (benefit) cost	$—	$39.3	$0.2	$0.3	$0.2	$0.2

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	U.S. Pension Plan		UK Pension Plan		Postretirement Benefits
	Nine months ended February 28,		Nine months ended February 28,		Nine months ended February 28,
	2019	2018	2019	2018	2019	2018
Components of net periodic (benefit) cost:
Service cost	$—	$—	$—	$—	$0.0	$0.0
Interest cost	—	1.9	0.8	0.8	0.6	0.7
Expected return on assets	—	(4.0)	(0.8)	(0.8)	—	—
Net amortization of prior service credit	—	—	—	—	(0.1)	—
Benefit cost of settlement event	—	55.0	—	—	—	—
Amortization of (gains) losses	—	0.9	0.6	0.9	—	0.0
Net periodic (benefit) cost	$—	$53.8	$0.6	$0.9	$0.5	$0.7

On July 20, 2016, the Board approved the termination of the U.S. Pension Plan, in which all benefit accruals were previously frozen as of June 1, 2009. Based on the U.S. Pension Plan’s funded status and the frozen benefit, it was determined that the on-going costs of maintaining the U.S. Pension Plan were growing at a greater rate than the benefit delivered to the Company’s employees and former employees, and the U.S. Pension Plan was terminated in fiscal 2018. During fiscal 2018, the U.S. Pension Plan made $37.8 of lump sum benefit payments to vested plan participants and purchased group annuity contracts for the remaining U.S. Pension Plan vested participants for a total cost of $86.3, paid to the respective insurers. As a result of the termination, pretax plan settlement charges of $55.0 were recognized for the nine months ended February 28, 2018. In December 2018, the U.S. Pension Plan disbursed the remaining plan assets as a transfer to eligible 401(k) plan participants’ accounts resulting in the final resolution of the plan.
The Company’s funding practice with respect to the UK Pension Plan is to contribute on an annual basis at least the minimum amounts required by applicable law. For the nine months ended February 28, 2019, the Company contributed $0.8 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.1 to the UK Pension Plan for the fiscal year ending May 31, 2019.
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

10. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended February 28,		Nine months ended February 28,
	2019	2018	2019	2018
Stock option expense	$0.7	$0.8	$4.3	$6.2
Restricted stock unit expense	0.7	0.6	2.0	2.0
Management stock purchase plan	0.0	0.1	0.2	0.7
Employee stock purchase plan	0.2	0.1	0.3	0.2
Total stock-based compensation expense	$1.6	$1.6	$6.8	$9.1

The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended February 28,		Nine months ended February 28,
	2019	2018	2019	2018
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.1	0.2	0.4	0.4

11. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

The table below represents the Board authorizations at the dates indicated:

Authorizations	Amount
July 2015	$50.0
March 2018	50.0
Total current Board authorizations	$100.0
Less repurchases made under these authorizations	$(40.6)
Remaining Board authorization at February 28, 2019	$59.4

Repurchases of Common Stock were $2.0 during the three and nine month periods ended February 28, 2019. The Company’s repurchase program may be suspended at any time without prior notice.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	Three months ended February 28, 2019
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at December 1, 2018	$(45.6)	$(10.9)	$(56.5)
Other comprehensive income (loss) before reclassifications	1.7	—	1.7
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.2	0.2
Amortization of prior service credit (net of tax of $0.0)	—	0.0	0.0
Other comprehensive income (loss)	1.7	0.2	1.9
Ending balance at February 28, 2019	$(43.9)	$(10.7)	$(54.6)

	Three months ended February 28, 2018
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at December 1, 2017	$(41.5)	$(39.4)	$(80.9)
Other comprehensive income (loss) before reclassifications	2.2	—	2.2
Less amount reclassified from Accumulated other comprehensive income (loss):
Benefit from settlement (net of tax of $15.8)	—	23.8	23.8
Amortization of gains and losses (net of tax of $0.1)	—	0.5	0.5
Other reclassifications (net of tax of $1.4)	—	(2.1)	(2.1)
Other comprehensive income (loss)	2.2	22.2	24.4
Ending balance at February 28, 2018	$(39.3)	$(17.2)	$(56.5)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Nine months ended February 28, 2019
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2018	$(41.9)	$(13.8)	$(55.7)
Other comprehensive income (loss) before reclassifications	(2.0)	—	(2.0)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.6	0.6
Postretirement benefit plan remeasurement (net of tax of $0.8)	—	2.0	2.0
Amortization of prior service credit (net of tax of $0.0)	—	(0.1)	(0.1)
Other reclassifications (net of tax of $0.0)	—	0.6	0.6
Other comprehensive income (loss)	(2.0)	3.1	1.1
Ending balance at February 28, 2019	$(43.9)	$(10.7)	$(54.6)

	Nine months ended February 28, 2018
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2017	$(45.3)	$(48.9)	$(94.2)
Other comprehensive income (loss) before reclassifications	6.0	—	6.0
Less amount reclassified from Accumulated other comprehensive income (loss):
Benefit from settlement (net of tax of $22.0)	—	33.0	33.0
Amortization of gains and losses (net of tax of $0.4)	—	1.4	1.4
Other reclassifications (net of tax of $1.9)	—	(2.7)	(2.7)
Other comprehensive income (loss)	6.0	31.7	37.7
Ending balance at February 28, 2018	$(39.3)	$(17.2)	$(56.5)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended February 28,		Nine months ended February 28,		Condensed consolidated statements of operations line item
	2019	2018	2019	2018
Employee benefit plans:
Amortization of unrecognized (gain) loss	$0.2	$0.6	0.6	1.8	Other components of net periodic benefit (cost)
Settlement charge	—	39.6	—	55.0	Other components of net periodic benefit (cost)
Amortization of prior service credit	0.0	—	(0.1)	—	Other components of net periodic benefit (cost)
Less: Tax effect	0.0	(15.9)	0.0	(22.4)	Provision (benefit) for income taxes
Total cost, net of tax	$0.2	$24.3	$0.5	$34.4

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

14. INCOME TAXES AND OTHER TAXES

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law resulting in a significant change in the framework for U.S. corporate taxes. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to calculate a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings.

The Act also imposes a new minimum tax on Global Intangible Low-Taxed Income ("GILTI") earned by foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity may make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

In accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which was also included in ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which was adopted by the Company upon issuance, any adjustments of the Company's provisional tax expense are recorded as a change in estimate. Despite the completion of the Company’s accounting for the Tax Act under SAB 118, many aspects of the law remain unclear and the Company expects ongoing guidance to be issued at both the federal and state levels and it will continue to monitor and assess the impact of any new developments.

In the period ended February 28, 2019, the Company finalized its calculations resulting in no transition tax and recorded a $0.5 adjustment to the Company’s previously recorded provisional tax expense. In addition, in the prior fiscal year quarter, the Company elected to recognize any potential tax on GILTI as a period expense in the period the tax is incurred.

The Company’s annual effective tax rate, exclusive of discrete items, is expected to be approximately 30.0%. The interim effective tax rate, inclusive of discrete items, was 39.4% for the three month period ended February 28, 2019 and 60.3% for the nine month period ended February 28, 2019. The rate differential between the interim effective tax rate, inclusive of discrete items, for the three and nine month periods ended February 28, 2019, compared to the expected annual effective tax rate is primarily due to the calculated tax provision as applied to the seasonal pre-tax loss for the periods presented.

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

The State of Wisconsin has assessed Scholastic Book Fairs, Inc. (“SBF”), a wholly owned subsidiary of the Company, $5.4, exclusive of penalties and interest, for sales tax in fiscal years 2003 through 2014. Based upon the facts and circumstances and the relevant laws in the State of Wisconsin, the Company does not believe these assessments are merited and believes it could prevail in litigating this matter. However, the Company has engaged in discussions with the state to resolve this matter and has recorded a charge in the second fiscal quarter of the current fiscal related to the proposed settlement of this assessment.

15. DERIVATIVES AND HEDGING

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory and the foreign exchange risk associated with certain receivables denominated in foreign currencies and certain future commitments for foreign expenditures. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses in the Condensed consolidated statement of operations, and it recognizes the unrealized gain or loss in other current assets or current liabilities. The notional values of the open contracts as of February 28, 2019 and February 28, 2018 were $30.0 and $27.5, respectively. Unrealized gains of $0.3 and unrealized losses of $0.3 were recognized for the nine month periods ended February 28, 2019 and February 28, 2018, respectively.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

16. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following as of the dates indicated:

	February 28, 2019	May 31, 2018	February 28, 2018
Accrued payroll, payroll taxes and benefits	$45.2	$47.1	$44.8
Accrued bonus and commissions	13.0	22.4	19.9
Returns liability(1)	97.3	—	—
Accrued other taxes	23.5	25.7	23.4
Accrued advertising and promotions(1)	10.2	35.8	35.8
Accrued insurance	8.5	7.8	8.1
Other accrued expenses	38.5	39.1	30.6
Total accrued expenses	$236.2	$177.9	$162.6

(1) Refer to Note 2, Revenues, for additional details regarding the impact of ASC 606 on Returns liability and Accrued advertising and promotions.

17. SUBSEQUENT EVENTS

The Board declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the fourth quarter of fiscal 2019. The dividend is payable on June 17, 2019 to shareholders of record as of the close of business on April 30, 2019.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook
Revenues for the quarter ended February 28, 2019 were $360.1 million, compared to $344.7 million in the prior fiscal year quarter, an increase of $15.4 million. The Company reported a net loss per diluted share of Class A and Common Stock of $0.36 in the third quarter of fiscal 2019, compared to a net loss per diluted share of $1.41 in the prior fiscal year quarter.

In the third fiscal quarter, the Company's Children's Book Publishing and Distribution revenues increased with strong performance in the trade channel of frontlist titles including Fantastic BeastsTM: The Crimes of Grindelwald, series publishing such as Wings of Fire, The Baby-Sitters Club graphic novels, and Dav Pilkey's Dog Man, as well as titles by Aaron Blabey and the 20th anniversary publishing for Harry Potter, in addition to increased media sales of Scholastic's evergreen library of Clifford® programming. Trade publishing also performed well in International, though the strong U.S. dollar continued to affect revenues. In Education, revenues were ahead of the prior year with higher sales of Scholastic Edge and other core instruction programs, as well as supplemental print products and dealer trade sales of the Company's teaching resources line of products.

The Company continues to be subjected to the costs of implementing sales tax collections for Book Clubs, resulting from the Supreme Court's Wayfair decision, higher labor costs in fulfillment, higher costs for paper and from printers and the effect of the stronger U.S. dollar in International. Although revenues will not be recognized until the first quarter of fiscal 2020, Education began customer presentations of Scholastic Literacy, a comprehensive core reading curriculum, and the market has responded positively to the program which has successfully competed in several reading adoptions.

Results of Operations – Consolidated

In the current fiscal year, the Company adopted a new accounting pronouncement, Topic 606 - Revenue from Contracts with Customers (Topic 606). See Note 2 of Notes to condensed consolidated financial statements - "unaudited" in Item 1, “Financial Statements" for further details. The Company applied Topic 606 on a modified retrospective basis; therefore, prior fiscal quarter results are not comparable. The table below provides a summary of the impact the adoption had on the three and nine month periods ended February 28, 2019 for comparison to prior periods:

	Three months ended February 28,
($ amounts in millions)	2019	Accounting Adoption (1)	Adjusted 2019 (2)	2018	$ change	% change
Revenues	$360.1	$(9.4)	$350.7	$344.7	$6.0	1.7%
Cost of goods sold	176.9	(2.0)	174.9	166.4	8.5	5.1%
Selling, general and administrative expenses	190.9	0.1	191.0	186.7	4.3	2.3%
Depreciation and amortization	13.7	—	13.7	11.0	2.7	24.5%
Asset impairments	—	—	—	4.3	4.3	—%
Operating income (loss)	(21.4)	(7.5)	(28.9)	(23.7)	(5.2)	(21.9)%
Interest income (expense), net	1.0	—	1.0	0.2	0.8	*
Other components of net periodic benefit (cost)	(0.4)	—	(0.4)	(39.8)	39.4	99.0%
Provision (benefit) for income taxes	(8.2)	(2.0)	(10.2)	(14.1)	3.9	27.7%
Net income (loss)	$(12.6)	$(5.5)	$(18.1)	$(49.2)	$31.1	63.2%
Basic earnings (loss) per share:	$(0.36)	$(0.16)	$(0.52)	$(1.41)	$0.89	*
Diluted earnings (loss) per share:	$(0.36)	$(0.16)	$(0.52)	$(1.41)	$0.89	*

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

	Nine months ended February 28,
($ amounts in millions)	2019	Accounting Adoption (1)	Adjusted 2019 (2)	2018	$ change	% change
Revenues	$1,183.2	$(11.1)	$1,172.1	$1,132.2	$39.9	3.5%
Cost of goods sold	564.6	(3.5)	561.1	535.6	25.5	4.8%
Selling, general and administrative expenses	584.3	(0.5)	583.8	573.9	9.9	1.7%
Depreciation and amortization	41.3	—	41.3	30.0	11.3	37.7%
Asset impairments	—	—	—	11.0	(11.0)	—%
Operating income (loss)	(7.0)	(7.1)	(14.1)	(18.3)	4.2	23.0%
Interest income (expense), net	2.3	—	2.3	0.5	1.8	*
Other components of net periodic benefit (cost)	(1.1)	—	(1.1)	(55.4)	54.3	98.0%
Provision (benefit) for income taxes	(3.5)	(1.9)	(5.4)	(17.4)	12.0	69.0%
Net income (loss)	$(2.3)	$(5.2)	$(7.5)	$(55.8)	$48.3	86.6%
Basic earnings (loss) per share:	$(0.07)	$(0.15)	$(0.22)	$(1.59)	$1.37	*
Diluted earnings (loss) per share:	$(0.07)	$(0.15)	$(0.22)	$(1.59)	$1.37	*

* Not meaningful

(1) In the first quarter of fiscal 2019, the Company adopted Topic 606, the application of which resulted in the deferral of revenue for incentive credits earned from the holding of school book fairs until such credits are redeemed. In addition, Topic 606 eliminated the deferral of certain advertising costs in the case of the magazine business. Accordingly, for the three and nine month periods ended February 28, 2019, direct response advertising costs were expensed as incurred within Selling, general and administrative expenses.

(2) Under the modified retrospective method of adoption for Topic 606, prior period amounts are not restated to reflect the new accounting treatment. Therefore, the Company has included an Adjusted 2019 column to exclude the impact of Topic 606 and provide a comparable period-over-period variance.

Management's Discussion and Analysis of Financial Condition and Results of Operations (adjusted amounts exclude the impact of Topic 606 for comparability purposes)

Adjusted Revenues for the quarter ended February 28, 2019 increased to $350.7 million, compared to $344.7 million in the prior fiscal year quarter. The Children's Book Publishing and Distribution segment adjusted revenues increased $8.2 million, driven by higher trade channel revenue of $13.2 million, partially offset by lower book fairs channel revenue of $2.3 million and lower book club channel revenue of $2.7 million. The Education segment revenues increased $0.8 million, primarily driven by higher revenue from sales of Scholastic Edge and other core instruction programs, as well as supplemental print products and dealer trade sales of the Company's teaching resources line of products. The International segment adjusted revenues decreased $3.0 million, reflecting an increase of $1.5 million in local currency revenues primarily driven by higher trade channel revenue, which was more than offset by an unfavorable impact of foreign currency translation of $4.5 million.

Adjusted Revenues for the nine months ended February 28, 2019 increased to $1,172.1 million, compared to $1,132.2 million in the prior fiscal year period. The Children's Book Publishing and Distribution segment adjusted revenues increased $35.7 million, driven by higher trade channel revenue of $38.9 million, partially offset by lower book fairs channel revenue of $3.0 million and book club channel revenue of $0.2 million. The Education segment revenue increased $8.3 million, primarily driven by higher sales of Scholastic Edge and classroom collections and higher revenue from custom publishing programs. The International segment adjusted revenue decreased $4.1 million, reflecting an increase of $6.7 million in local currency revenues, primarily driven by higher trade channel revenue, which was more than offset by the unfavorable impact of foreign currency translation of $10.8 million.

Components of Cost of goods sold for the three and nine months ended February 28, 2019 and February 28, 2018 are as follows:

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

	Three months ended February 28,				Nine months ended February 28,
	Adjusted 2019 (1)		2018		Adjusted 2019 (1)		2018
($ amounts in millions)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Product, service and production costs	$93.4	26.6%	$86.1	25.0%	$300.5	25.6%	$283.2	25.0%
Royalty costs	24.5	7.0%	22.4	6.5%	87.7	7.5%	77.6	6.9%
Prepublication and production amortization	6.2	1.8%	5.5	1.6%	17.2	1.5%	16.3	1.4%
Postage, freight, shipping, fulfillment and other	50.8	14.5%	52.4	15.2%	155.7	13.3%	158.5	14.0%
Total	$174.9	49.9%	$166.4	48.3%	$561.1	47.9%	$535.6	47.3%

(1) Under the modified retrospective method of adoption for Topic 606, prior period amounts are not restated to reflect the new accounting treatment. Therefore, the Adjusted 2019 amounts are used to exclude the impact of Topic 606 and provide a comparable period-over-period variance.

Adjusted Cost of goods sold for the quarter ended February 28, 2019 was $174.9 million, or 49.9% of adjusted Revenues, compared to $166.4 million, or 48.3% of revenues, in the prior fiscal year quarter. The increase in adjusted Cost of goods sold as a percentage of revenues was due to higher royalty costs in the trade channel, as certain bestselling book series command higher royalty rates, higher paper and printing costs and higher product costs as a result of product mix.

Adjusted Cost of goods sold for the nine months ended February 28, 2019 was $561.1 million, or 47.9% of adjusted revenues, compared $535.6 million, or 47.3% of revenues, in the prior fiscal year period. The increase in adjusted Cost of goods sold as a percentage of revenues was due to higher royalty costs in the trade channel, as certain bestselling book series command higher royalty rates and higher paper and printing costs, partially offset by the favorable impact higher revenues had on fixed costs.

Adjusted Selling, general and administrative expenses in the quarter ended February 28, 2019 increased to $191.0 million, compared to $186.7 million in the prior fiscal year quarter. The increase primarily related to higher employee-related expenses, as well as higher costs being incurred in the book club channel to achieve compliance with new state sales tax collection rules and higher sales tax expense.

Adjusted Selling, general and administrative expenses in the nine months ended February 28, 2019 increased to $583.8 million, compared to $573.9 million in the prior fiscal year period. The increase primarily related to higher employee-related expenses, as well as higher costs being incurred in the book club channel to achieve compliance with new state sales tax collection rules and higher sales tax expense including a charge related to a proposed settlement of an outstanding sales tax assessment from prior fiscal years by the State of Wisconsin, partially offset by lower bad debt expense.

Depreciation and amortization expenses in the quarter ended February 28, 2019 increased to $13.7 million, compared to $11.0 million in the prior fiscal year quarter. The increase was primarily attributable to assets placed in service for capitalized strategic technology investments and assets related to the redesign and upgrade of the Company's headquarters in New York City.

Depreciation and amortization expenses in the nine months ended February 28, 2019 increased to $41.3 million, compared to $30.0 million in the prior fiscal year period. The increase was primarily attributable to assets placed in service for capitalized strategic technology investments and assets related to the redesign and upgrade of the Company's headquarters in New York City.

There were no Asset impairments for the three and nine months ended February 28, 2019. Asset impairments for the three and nine months ended February 28, 2018 were $4.3 million and $11.0 million, respectively, due to impairment charges related to the abandonment of legacy building improvements in connection with the Company's renovation of its headquarters in New York City.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Net interest income in the quarter ended February 28, 2019 was $1.0 million, compared to Net interest income of $0.2 million in the prior fiscal year quarter. The $0.8 million increase was primarily driven by higher interest rates applied to the Company's cash and cash equivalents balances, while interest expense remained relatively flat due to the absence of long-term debt and comparable short-term debt balances.

Net interest income in the nine months ended February 28, 2019 was $2.3 million, compared to Net interest income of $0.5 million in the prior fiscal year period. The $1.8 million increase was primarily driven by higher interest rates applied Company's cash and cash equivalents balances, while interest expense remained relatively flat due to the absence of long-term debt and comparable short term debt balances.

For the three and nine months ended February 28, 2018, the Company recognized settlement charges of $39.6 million and $55.0 million, respectively, related to the settlement of the U.S Pension Plan and the related purchase of insurance company group annuity contracts.
The Company’s effective tax rate, as adjusted, for the third quarter of fiscal 2019 was 36.0%, compared to 22.3% in the prior fiscal year quarter. The Company's effective tax rate, as adjusted, for the nine month period ended February 28, 2019 was 41.9%, compared to 23.8% in the prior fiscal year period. For the full fiscal year, the Company expects an effective tax rate, exclusive of discrete items, of approximately 30.0%.

Adjusted Net loss for the quarter ended February 28, 2019 decreased by $31.1 million to $18.1 million, compared to a Net loss of $49.2 million in the prior fiscal year quarter. Adjusted Loss per basic and diluted share of Class A and Common Stock was $0.52 for the fiscal quarter ended February 28, 2019, compared to a Loss per basic and diluted share of Class A Stock and Common Stock of $1.41 in the prior fiscal year quarter.

Adjusted Net loss for the nine months ended February 28, 2019 decreased by $48.3 million to $7.5 million, compared to a Net loss of $55.8 million in the prior fiscal year period. Adjusted Loss per basic and diluted share of Class A and Common Stock was $0.22 in the nine month period ended February 28, 2019, compared to a Loss per basic and diluted share of Class A Stock and Common Stock of $1.59 in the prior fiscal year period.

Results of Operations

Children’s Book Publishing and Distribution

	Three months ended February 28,
($ amounts in millions)	2019	Accounting Adoption (1)	Adjusted 2019 (2)	2018	$ change	% change
Revenues	$218.0	$(8.2)	$209.8	$201.6	$8.2	4.1%
Cost of goods sold	101.4	(1.7)	99.7	92.1	7.6	8.3%
Other operating expenses (3)	112.2	—	112.2	110.5	1.7	1.5%
Operating income (loss)	$4.4	$(6.5)	$(2.1)	$(1.0)	$(1.1)	110.0%
Operating margin	2.0%		—%	—%

	Nine months ended February 28,
($ amounts in millions)	2019	Accounting Adoption (1)	Adjusted 2019 (2)	2018	$ change	% change
Revenues	$731.6	(11.7)	$719.9	$684.2	$35.7	5.2%
Cost of goods sold	325.6	(3.4)	322.2	296.8	25.4	8.6%
Other operating expenses (3)	341.3	—	341.3	332.3	9.0	2.7%
Operating income (loss)	$64.7	$(8.3)	$56.4	$55.1	$1.3	2.4%
Operating margin	8.8%		7.8%	8.1%

(1) In the first quarter of fiscal 2019, the Company adopted Topic 606, the application of which resulted in the deferral of revenue for incentive credits earned from the holding of school book fairs until such credits are redeemed.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

(2) Under the modified retrospective method of adoption for Topic 606, prior period amounts are not restated to reflect the new accounting treatment. Therefore, the Company has included an Adjusted 2019 column to exclude the impact of Topic 606 and provide a comparable period-over-period variance.

(3) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Adjusted Revenues for the quarter ended February 28, 2019 increased $8.2 million to $209.8 million, compared to $201.6 million in the prior fiscal year quarter, with continued growth in the trade channel of $13.2 million driven by frontlist bestsellers as well as increased media sales of the Company's evergreen library of Clifford® programming. Key titles in the current period included Dav Pilkey's Dog Man: Brawl of the Wild, Wings of Fire #12 by Tui T. Sutherland, Kristy's Big Day (The Baby-Sitters Club Graphic Novel #6), Eva and Baby Mo: A Branches Book (Owl Diaries #10) and I Need a Hug, the new award winning book from author-illustrator Aaron Blabey. This increase was partially offset by lower book club channel revenue of $2.7 million due to a decrease in the number of events and lower book fairs channel revenue of $2.3 million primarily due to a lower number of fairs, partially offset by an increase in revenue per fair.

Adjusted Revenues for the nine months ended February 28, 2019 increased $35.7 million to $719.9 million, compared to $684.2 million in the prior fiscal year period primarily related to higher trade channel revenues of $38.9 million, driven by the success of Dav Pilkey's Dog Man: Lord of the Fleas and Dog Man: Brawl of the Wild, as well as J.K. Rowling's Fantastic Beasts: The Crimes of Grindelwald - The Original Screenplay, Harry Potter: The Illustrated Collection, The Wonky Donkey, Wings of Fire: The Hive Queen, Wings of Fire: The Lost Continent and higher sales of backlist series such as Dog Man, Harry Potter, The Baby-Sitters Club® graphic novels and graphic novels by Raina Telgemeier, including the titles Drama, Smile, Sisters and Ghosts. Book fairs channel revenues decreased $3.0 million as a result of a lower number of fairs, partially offset by an increase in revenue per fair. Book club channel revenues decreased $0.2 million due to lower revenue per event, partially offset by an increase in number of events.

Adjusted Cost of goods sold for the quarter ended February 28, 2019 was $99.7 million, or 47.5% of adjusted revenues, compared to $92.1 million, or 45.7% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percent of revenues was primarily due to higher royalty costs, as certain bestselling book series command higher royalty rates, higher paper and printing costs and higher fulfillment costs.

Adjusted Cost of goods sold for the nine months ended February 28, 2019 was $322.2 million, or 44.8% of adjusted revenues, compared to $296.8 million, or 43.4% of revenues, in the prior fiscal year period. The increase in Cost of goods sold as a percent of revenues was primarily due to higher royalty costs, as certain bestselling book series command higher royalty rates, higher paper and printing costs partially offset by the favorable impact higher revenues had on fixed costs.

Other operating expenses for the quarter ended February 28, 2019 increased to $112.2 million, compared to $110.5 million in the prior fiscal year quarter. The increase was primarily driven by higher employee-related expenses, higher marketing expense in the trade channel, and additional costs being incurred in book clubs to achieve compliance with new state sales tax collection rules and higher sales tax expense.

Other operating expenses for the nine months ended February 28, 2019 increased to $341.3 million, compared to $332.3 million in the prior fiscal year period. The increase was primarily driven by higher operating expenses in the book fairs channel, as well as increased employee-related expenses, higher depreciation expense in the book fair channel and additional costs being incurred in book clubs to achieve compliance with new state sales tax collection rules and higher sales tax expense, partially offset by lower marketing expense in the book club channel.

As adjusted, segment operating loss for the quarter ended February 28, 2019 was $2.1 million, compared to an operating loss of $1.0 million in the prior fiscal year quarter. The $1.1 million increase was primarily driven by higher employee-related expenses, sales tax accruals and additional costs being incurred in book clubs related to achieving compliance with the new state sales tax collection rules and higher sales tax expense, partially offset by the higher trade channel revenues.

As adjusted, segment operating income for the nine months ended February 28, 2019 was $56.4 million, compared to operating income of $55.1 million in the prior fiscal year period. The $1.3 million increase was

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

primarily driven by the higher trade channel revenues, partially offset by higher employee-related expenses and additional costs being incurred in book clubs related to achieving compliance with the new state sales tax collection rules and higher sales tax expense.

Education

	Three months ended February 28,
($ amounts in millions)	2019	Accounting Adoption (1)	Adjusted 2019 (2)	2018	$ change	% change
Revenues	$60.3	$—	$60.3	$59.5	$0.8	1.3%
Cost of goods sold	20.6	—	20.6	19.0	1.6	8.4%
Other operating expenses (3)	39.4	0.1	39.5	40.6	(1.1)	(2.7)%
Operating income (loss)	$0.3	$(0.1)	$0.2	$(0.1)	$0.3	*
Operating margin	0.5%		0.3%	—%

	Nine months ended February 28,
($ amounts in millions)	2019	Accounting Adoption (1)	Adjusted 2019 (2)	2018	$ change	% change
Revenues	$179.7	$—	$179.7	$171.4	$8.3	4.8%
Cost of goods sold	62.5	—	62.5	58.7	3.8	6.5%
Other operating expenses (3)	123.5	(0.5)	123.0	121.4	1.6	1.3%
Operating income (loss)	$(6.3)	$0.5	$(5.8)	$(8.7)	$2.9	33.3%
Operating margin	—%		—%	—%

(1) In the first quarter of fiscal 2019, the Company adopted Topic 606, the application of which resulted in the deferral of certain advertising costs in the case of the magazine business. Accordingly, for the three and nine month periods ended February 28, 2019, direct response advertising costs were expensed as incurred within Selling, general and administrative expenses

(2) Under the modified retrospective method of adoption for Topic 606, prior period amounts are not restated to reflect the new accounting treatment. Therefore, the Company included an Adjusted 2019 column to exclude the impact of Topic 606 and provide a comparable period-over-period variance.

(3) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended February 28, 2019 increased to $60.3 million, compared to $59.5 million in the prior fiscal year quarter. The $0.8 million increase was primarily driven by higher revenue from sales of Scholastic Edge and other core instruction programs, as well as supplemental print products and dealer trade sales of the Company's teaching resources line of products.

Revenues for the nine months ended February 28, 2019 increased to $179.7 million, compared to $171.4 million in the prior fiscal year period. The $8.3 million increase was primarily driven by higher revenues from sales of Scholastic Edge and other core instruction programs, classroom magazines, supplemental print products and dealer trade sales of the Company's teaching resources line of products, leveled book room as well as higher sales of custom publishing programs.

Cost of goods sold for the quarter ended February 28, 2019 was $20.6 million, or 34.2% of revenues, compared to $19.0 million, or 31.9% of revenues, in the prior fiscal year quarter. The increase in cost of goods sold as a percent of revenues was primarily due an increase in amortization of prepublication costs related to newly released programs and unfavorable product mix.

Cost of goods sold for the nine months ended February 28, 2019 was $62.5 million, or 34.8% of revenues, which was relatively flat when compared to $58.7 million, or 34.2% of revenues, in the prior fiscal year period.

As adjusted, Other operating expenses decreased to $39.5 million for the quarter ended February 28, 2019 which was comparable with the prior year of $40.6 million.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

As adjusted, Other operating expenses increased to $123.0 million for the nine months ended February 28, 2019, compared to $121.4 million in the prior fiscal year period. The $1.6 million increase was primarily related to higher employee-related expenses associated with an increased sales staff.

As adjusted, segment operating income increased to $0.2 million for the quarter ended February 28, 2019, compared to an operating loss of $0.1 million in the prior fiscal year quarter. This was primarily driven by an increase in revenues, partially offset by higher prepublication cost amortization.

As adjusted, segment operating loss decreased to $5.8 million for the nine months ended February 28, 2019, compared to an operating loss of $8.7 million in the prior fiscal year period. This was primarily driven by the increase in revenues, partially offset by an increase in employee-related expenses and higher prepublication cost amortization.

International

	Three months ended February 28,
($ amounts in millions)	2019	Accounting Adoption (1)	Adjusted 2019 (2)	2018	$ change	% change
Revenues	$81.8	$(1.2)	$80.6	$83.6	$(3.0)	(3.6)%
Cost of goods sold	44.1	(0.3)	43.8	41.8	2.0	4.8%
Other operating expenses (3)	40.7	—	40.7	41.1	(0.4)	(1.0)%
Operating income (loss)	$(3.0)	$(0.9)	$(3.9)	$0.7	$(4.6)	—%
Operating margin	—%		—%	0.8%

	Nine months ended February 28,
($ amounts in millions)	2019	Accounting Adoption (1)	Adjusted 2019 (2)	2018	$ change	% change
Revenues	$271.9	$0.6	$272.5	$276.6	$(4.1)	(1.5)%
Cost of goods sold	142.8	(0.1)	142.7	140.0	2.7	1.9%
Other operating expenses (3)	121.1	—	121.1	124.0	(2.9)	(2.3)%
Operating income (loss)	$8.0	$0.7	$8.7	$12.6	$(3.9)	(31.0)%
Operating margin	2.9%		3.2%	4.6%

(1) In the first quarter of fiscal 2019, the Company adopted Topic 606, the application of which resulted in the deferral of revenue for incentive credits earned from the holding of school book fairs until such credits are redeemed.

(2) Under the modified retrospective method of adoption for Topic 606, prior period amounts are not restated to reflect the new accounting treatment. Therefore, the Company has included an Adjusted 2019 column to exclude the impact of Topic 606 and provide a comparable period-over-period variance.

(3) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Adjusted Revenues for the quarter ended February 28, 2019 decreased to $80.6 million, compared to $83.6 million in the prior fiscal year quarter. Local currency revenues across the Company's foreign operations increased by $1.5 million, which were more than offset by an adverse foreign exchange impact of $4.5 million. Local currency revenues increased primarily due to increased revenue in the trade channel in the United Kingdom, Australia, New Zealand and Asia export.

Adjusted Revenues for the nine months ended February 28, 2019 decreased to $272.5 million, compared to $276.6 million in the prior fiscal year period. Local currency revenues across the Company's foreign operations increased by $6.7 million, which were more than offset by an adverse foreign exchange impact of $10.8 million. Local currency revenues increased due to increased trade channel revenues in the major markets and Asia, and improved results in the UK education business, which benefited from an acquisition in the third quarter of the

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

prior fiscal year. This increase was partially offset by lower revenues in the Australia book club and book fairs channels and Canada book club channel.

As adjusted, Cost of goods sold for the quarter ended February 28, 2019 was $43.8 million, or 54.3% of adjusted revenues, compared to $41.8 million, or 50.0% of revenues, in the prior fiscal year quarter. Cost of goods sold as a percentage of revenues increased primarily due to higher royalty costs as a result of increased trade revenue and fulfillment costs across the major markets.

As adjusted, Cost of goods sold for the nine months ended February 28, 2019 was $142.7 million, or 52.4% of adjusted revenues, compared to $140.0 million, or 50.6% of revenues, in the prior fiscal year period. Cost of goods sold as a percentage of revenues increased primarily due to higher royalty costs as a result of increased trade revenue and fulfillment costs across the major markets.

Other operating expenses for the quarter ended February 28, 2019 were $40.7 million, compared to $41.1 million in the prior fiscal year quarter. In local currencies, Other operating expenses increased $1.7 million primarily related to an increase in employee-related expenses across most markets and a $0.6 million gain on the repositioning of an outstanding currency hedge in the prior fiscal year.

Other operating expenses for the nine months ended February 28, 2019 were $121.1 million, compared to $124.0 million in the prior fiscal year period. In local currencies, Other operating expenses increased by $1.1 million primarily related to higher employee-related expenses partially offset by higher income from equity method investments and lower bad debt expense in the Philippines, Malaysia and Thailand.

As adjusted, segment operating loss for the quarter ended February 28, 2019 was $3.9 million, compared to operating income of $0.7 million in the prior fiscal year quarter. During the fiscal quarter, segment operating income was impacted by an increase in employee related expenses and increased cost of goods sold due to product mix.

As adjusted, segment operating income for the nine months ended February 28, 2019 was $8.7 million, compared to $12.6 million in the prior fiscal year period. The decrease was due to an increase in cost of goods sold, higher employee-related expenses, which were partially offset by the increased trade channel revenues in most major markets and lower bad debt expense in certain Asian markets.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overhead

Unallocated overhead expense for the quarter ended February 28, 2019 decreased by $0.2 million to $23.1 million, from $23.3 million in the prior fiscal year quarter. The decrease was primarily driven by lower impairment expense of $4.3 million related to the abandonment of legacy building improvements in the prior fiscal year quarter with no impairment expense recorded in the current fiscal quarter. This decrease was partially offset by an increase in depreciation and amortization expense of $2.3 million, primarily attributable to building and technology upgrades now in service, higher technology costs and an increase in severance expense of $2.3 million.

Unallocated overhead expense for the nine months ended February 28, 2019 decreased by $3.9 million to $73.4 million, from $77.3 million in the prior fiscal year period. The decrease was primarily driven by lower impairment expense of $11.0 million related to the abandonment of legacy building improvements with no impairment expense recorded in the current fiscal period, a decrease in salary-related expenses of $3.3 million and a decrease in stock compensation expense of $2.3 million. These decreases were partially offset by an increase in depreciation and amortization expense of $9.2 million, primarily attributable to capitalized strategic technology investments and assets related to the redesign and upgrade of the Company's headquarters in New York City and an increase related to a proposed settlement of an outstanding sales tax assessment from prior fiscal years by the State of Wisconsin.

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book fairs and book club channels and most of its Education businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Trade sales can vary throughout the year due to varying release dates of published titles. The Company generally experiences a loss from operations in the first and third quarters of each fiscal year. As the Company's Education segment begins to sell its core curriculum offering, Scholastic Literacy, these revenues are likely to be recognized in the first fiscal quarter, when schools and districts are preparing for the upcoming school year.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Liquidity and Capital Resources

Cash provided by operating activities was $60.5 million for the nine months ended February 28, 2019, compared to cash provided by operating activities of $64.9 million for the prior fiscal year period, representing a decrease in cash provided by operating activities of $4.4 million. The decrease in cash provided was primarily due to higher customer receivable balances resulting from the increased trade channel revenues.

In response to certain capacity constraints and longer lead times with strategic printers and suppliers, the Company is utilizing its balance sheet to improve vendor relations and optimize procurement opportunities which will result in higher levels of inventory and quicker payment terms which will have a near-term impact on working capital utilization and result in free cash flow for the fiscal year.

Cash used in investing activities was $103.8 million for the nine months ended February 28, 2019, compared to cash used in investing activities of $116.8 million in the prior fiscal year period, representing lower cash used in investing activities of $13.0 million. This decrease in cash used was primarily due to lower capital spending on the Company's headquarters building modernization project as it is substantially complete, partially offset by increased prepublication spending in the current fiscal year period for new print and digital core instruction products within the Education segment.

Cash used in financing activities was $9.9 million for the nine months ended February 28, 2019, compared to cash used in financing activities of $30.2 million for the prior fiscal year period, representing a decrease in cash used in financing activities of $20.3 million. The decrease in cash used was primarily driven by lower common stock repurchases by the Company, which were $23.8 million in the prior fiscal year period compared to $2.0 million in the current fiscal year period, partially offset by lower proceeds pursuant to stock option exercises.

Cash Position

The Company’s cash and cash equivalents totaled $338.1 million at February 28, 2019, $391.9 million at May 31, 2018 and $362.6 million at February 28, 2018. Cash and cash equivalents held by the Company’s U.S. operations totaled $317.4 million at February 28, 2019, $371.1 million at May 31, 2018 and $342.4 million at February 28, 2018.

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. The Company will also use its cash position, combined with improved technology-driven data, to reduce procurement costs across the Company's businesses.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, dividends, currently authorized Common share repurchases, debt service, planned capital expenditures and other investments. As of February 28, 2019, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $338.1 million, cash from operations, and funding available under the Loan Agreement totaling approximately $375.0 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Loan Agreement be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Additionally, the Company has short-term credit facilities of $49.1 million, less current borrowings of $11.0 million and commitments of $4.9 million, resulting in $33.2 million of current availability at February 28, 2019. Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Financing

The Company is party to the Loan Agreement and certain credit lines with various banks as described in Note 4 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements." There were no outstanding borrowings under the Loan Agreement as of February 28, 2019.

New Accounting Pronouncements

Reference is made to Note 1 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Report on Form 10-Q for the quarter ended November 30, 2018.

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of February 28, 2019. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of February 28, 2019:

($ amounts in millions)	Fiscal Year Maturity
	2019 (1)	2020	2021	2022	2023	Thereafter	Total	Fair Value @ 2/28/2019
Debt Obligations
Lines of Credit and current portion of long-term debt	$11.0	$—	$—	$—	$—	$—	$11.0	$11.0
Average interest rate	4.3%	—	—	—	—	—	—

(1) Fiscal 2019 includes the remaining three months of the current fiscal year ending May 31, 2019.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of February 28, 2019, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended February 28, 2019 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION
SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended February 28, 2019:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
December 1, 2018 through December 31, 2018	49,527	38.41	49,527	59.5
January 1, 2019 through January 31, 2019	1,300	39.92	1,300	59.4
February 1, 2019 through February 28, 2019	—	—	—	59.4
Total	50,827	38.45	50,827	$59.4

(i) Represents the amount remaining at February 28, 2019 under the $50.0 million Board authorization for Common share repurchases announced on July 22, 2015 and the $50.0 Board authorization for Common share repurchases announced on March 21, 2018, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions. See Note 11 of Notes to condensed consolidated financial statements - unaudited in Item 1, “Financial Statements,” for a description of the Company’s share buy-back program and share repurchase authorizations.

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
QUARTERLY REPORT ON FORM 10-Q, DATED February 28, 2019
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

SCHOLASTIC CORPORATION
(Registrant)

Date: March 22, 2019	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board, President and Chief Executive Officer

Date: March 22, 2019	By:	/s/ Kenneth J. Cleary

Kenneth J. Cleary
Chief Financial Officer (Principal Financial Officer)