Form 10-K
period 2019-05-31
SCHOLASTIC CORP
filed 2019-07-29
CIK 866729

United States
Securities and Exchange Commission

Washington, D.C. 20549
Form 10-K
Annual Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2019   |   Commission File No. 000-19860
Scholastic Corporation
(Exact name of Registrant as specified in its charter)

Delaware	13-3385513
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

557 Broadway, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 343-6100
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:
NONE
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of November 30, 2018, was approximately $1,368,279,434. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant’s voting stock as of June 30, 2019 was as follows: 33,163,721 shares of Common Stock and 1,656,200 shares of Class A Stock.
Documents Incorporated By Reference

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 18, 2019.

Part I
Item 1 | Business

Overview

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is the world’s largest publisher and distributor of children’s books, a leading provider of print and digital instructional materials for grades pre-kindergarten ("pre-K") to grade 12 and a producer of educational and entertaining children’s media. The Company creates quality books and ebooks, print and technology-based learning materials and programs, classroom magazines and other products that, in combination, offer schools, as well as parents and children, customized and comprehensive solutions to support children’s learning and reading both at school and at home. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading, learning and literacy. The Company is the leading operator of school-based book club and book fair proprietary channels. It distributes its products and services through these channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. Scholastic has operations in the United States and throughout the world including Canada, the United Kingdom, Australia, New Zealand and Asia and, through its export business, sells products in approximately 165 countries around the world.

The Company currently employs approximately 6,400 people in the United States and approximately 2,500 people outside the United States.

Segments – Continuing Operations

The Company categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution; Education; and International.

The following table sets forth revenues by reportable segment for the three fiscal years ended May 31:

		(Amounts in millions)
	2019	2018	2017
Children’s Book Publishing and Distribution	$990.3	$970.2	$1,061.2
Education	297.4	288.6	303.6
International	366.2	369.6	376.8
Total	$1,653.9	$1,628.4	$1,741.6

Additional financial information relating to the Company’s reportable segments is included in Note 3 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

(59.9% of fiscal 2019 revenues)

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

The Company mails promotional materials containing order forms to classrooms in the vast majority of the pre-K to grade 8 schools in the United States. Classroom teachers who wish to participate in a school-based book club provide the promotional materials to their students, who may choose from curated selections at substantial reductions from list prices. The teacher aggregates the students’ orders and forwards them to the Company. Approximately 65% of kindergarten ("K") to grade 5 elementary school teachers in the United States who received promotional materials in fiscal 2019 participated in the Company’s school-based book clubs. In fiscal 2019, approximately 96% of total book club revenues were placed via the internet through the Company’s online ordering platform, which allows parents, as well as teachers, to order online, with approximately 47% of such revenues being placed by parents via the Company's online ordering platform. Products are shipped to the classroom for distribution to the students. Teachers who participate in the book clubs receive bonus points and other promotional incentives, which may be redeemed from the Company for additional books and other resource materials and items for their classrooms or the school.

School-Based Book Fairs

The Company entered the school-based book fairs channel in 1981 under the name Scholastic Book Fairs. The Company is now the leading distributor of school-based book fairs in the United States serving schools in all 50 states. Book fairs provide children access to hundreds of popular, quality books and educational materials, increase student reading and help book fair organizers raise funds for the purchase of school library and classroom books, supplies and equipment. Book fairs are generally weeklong events where children and families peruse and purchase their favorite books together. The Company delivers book fairs product from its warehouses to schools principally by a fleet of Company-owned and leased vehicles. Sales and customer service representatives, working from the Company’s regional offices, distribution facilities and national distribution facility in Missouri, along with local area field representatives, provide support to book fair organizers. Book fairs are conducted by school personnel, volunteers and parent-teacher organizations, from which the schools may receive either books, supplies and equipment or a portion of the proceeds from every book fair. Approximately 92% of the schools that conducted a book fair in fiscal 2018 hosted a fair in fiscal 2019.

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

The Company’s trade organization focuses on publishing, marketing and selling books to bookstores, internet retailers, mass merchandisers, specialty sales outlets and other book retailers, and also supplies books for the Company’s proprietary school channels. The Company maintains a talented and experienced creative staff that constantly seeks to attract, develop and retain the best children’s authors and illustrators. The Company believes that its trade publishing staff, combined with the Company’s reputation and proprietary school distribution channels, provides a significant competitive advantage, evidenced by numerous bestsellers over the past two decades. Bestsellers in the trade division during fiscal 2019 included Dav Pilkey's Dog Man: Lord of the Fleas and Dog Man: Brawl of the Wild, J.K. Rowling's Fantastic Beasts: The Crimes of Grindelwald - The Original Screenplay and The Wonky Donkey.

Also included in the Company's trade organization are Weston Woods Studios, Inc. ("Weston Woods") and Scholastic Audio, as well as Scholastic Entertainment Inc. ("SEI"). Weston Woods creates audiovisual adaptations of classic children's picture books distributed through the school and retail markets. Scholastic Audio provides audiobook productions of popular children's titles. SEI is responsible for exploiting the Company's film and television assets, which includes a large television programming library based on the Company's properties.

Scholastic is also a leading publisher of quality children’s reference and non-fiction products sold primarily to schools and libraries in the United States. These products include non-fiction books published in the United States under the imprints Children’s Press® and Franklin Watts®.

EDUCATION

(18.0% of fiscal 2019 revenues)

The Education segment includes the publication and distribution to schools and libraries of children’s books, other print and on-line reference, non-fiction and fiction focused products, classroom magazines and classroom materials for core and supplemental literacy instruction, as well as consulting services and related products supporting professional development for teachers and school and district administrators, including professional books, coaching, workshops and seminars which in combination cover grades pre-K to 12 in the United States.

Scholastic Literacy
In the spring of 2019, the Company launched Scholastic Literacy, a comprehensive approach to core literacy for students in pre-K to grade 6 that includes both core and supplemental curriculum materials, in digital and print, teaching guides and professional books, and resources for family and community engagement. The Company’s Scholastic Literacy instructional methodology leads to responsive teaching in three classroom configurations: (1) to students with teacher-led whole class instruction; (2) with children through teacher-facilitated small group differentiated instruction; and (3) by students through independent reading practice and mastery. The Company believes that the Scholastic Literacy core curriculum reading program contains a number of key differentiators, including the highest volume of authentic and culturally-relevant texts in the market and data to inform responsive, personalized instruction for students, that will help position it for initial market penetration in fiscal 2020.
Supplemental
The Company is a leading provider of classroom libraries and paperback collections, including best-selling titles and leveled books for guided reading, to individual teachers and other educators and schools and school district customers. Additionally, the Company provides books and consulting services to community-based organizations and other groups engaged in literacy initiatives through Scholastic Family and Community Engagement (FACE). Scholastic helps schools build classroom collections of high quality, award-winning books for every grade, reading level and multicultural background. Scholastic serves customer needs with customized support for literacy instruction, by providing comprehensive literacy programs which include print and digital content, as well as providing assessment tools. These materials are designed for and generally purchased by teachers, both directly from the Company and through teacher stores and booksellers, including the Company's on-line teacher store (www.scholastic.com/teacherstore), which provides professional books and other educational materials to teachers and other educators.
Scholastic is also the leading publisher of classroom magazines. Teachers in grades pre-K to 12 use the Company’s 30 classroom magazines, including Scholastic News®, Scope®, Storyworks®, Let's Find Out® and Junior Scholastic®, to supplement formal learning programs by bringing subjects of current interest into the classroom, including current events, literature, math, science, social studies and foreign languages. These offerings provide schools with substantial non-fiction material, which is required to meet new higher educational standards. Each magazine has its own website with online digital resources that supplement the print materials. Scholastic’s classroom magazine circulation in the United States in fiscal 2019 was approximately 15 million, with approximately 88% of the circulation in grades pre-K to 6. The majority of magazines purchased are paid for with school or district funds, with parents and teachers paying for the balance. Circulation revenue accounted for substantially all classroom magazine revenue in fiscal 2019. Also included in the segment is the Company's custom publishing business.

INTERNATIONAL

(22.1% of fiscal 2019 revenues)

General

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

Scholastic has operations in Canada, the United Kingdom, Ireland, Australia, New Zealand, India, Singapore and other parts of Asia including Malaysia, Thailand, the Philippines, Indonesia, Hong Kong, Taiwan, Korea and Japan. The Company has branches in the United Arab Emirates and Colombia, a business in China that supports English language learning and, through its export business, sells products in approximately 165 countries. The Company’s international operations have original trade and educational publishing programs; distribute children’s books, digital educational resources and other materials through school-based book clubs, school-based book fairs and trade channels; and produce and distribute magazines and on-line subscription services. Many of the Company’s international operations also have their own export and foreign rights licensing programs and are book publishing licensees for major media properties. Original books published by many of these operations have received awards for excellence in children’s literature. In Asia, the Company also publishes and distributes products under the Grolier name for parents to teach their children at home and engages in direct sales in shopping malls and door to door, as well as operating a franchise program for tutorial centers that provide English language training to students.

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

Australia

Scholastic Australia, founded in 1968, is the largest operator of school-based marketing channels in Australia, reaching approximately 90% of the country’s primary schools. Scholastic Australia also publishes quality children’s books supplying the Australian trade market. In addition, Scholastic holds an equity method investment in a publisher and distributor of children's books.

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

Foreign Rights and Export

The Company licenses the rights to select Scholastic titles in 45 languages to other publishing companies around the world. The Company’s export business sells educational materials, digital educational resources and children’s books to schools, libraries, bookstores and other book distributors in approximately 150 countries that are not otherwise directly serviced by Scholastic subsidiaries. The Company also partners with governments and non-governmental agencies to create and distribute books to public schools in developing countries.

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

•	Acquired intangible assets - The Company may acquire fully or partially developed Content from third parties via acquisitions of entities or the purchase of the rights to Content outright.

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

COMPETITION

The markets for children’s books, educational products and entertainment materials are highly competitive. Competition is based on the quality and range of materials made available, price, promotion and customer service, as well as the nature of the distribution channels. Competitors include numerous other book, ebook, textbook, library, reference material and supplementary publishers, distributors and other resellers (including over the internet) of children’s books and other educational materials, national publishers of classroom and professional magazines with substantial circulation, and distributors of products and services on the internet. In the United States, competitors include regional and local school-based book fair operators and other fund raising activities in schools and bookstores. The Company has also become subject to increased competition resulting from the entry into the book fairs business of a competitor operating on a national level, which has also initiated a classroom-directed program competitive with the Company’s school-based book clubs business. Competition may increase to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new materials that compete directly with the products distributed by the Company or develop or expand competitive sales channels. The Company believes that its position as both a publisher and distributor are unique to certain of the markets in which it competes, principally in the context of its children’s book business.

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

Name	Age	Employed by Registrant Since	Previous Position(s) Held
Richard Robinson	82	1962	Chairman of the Board (since 1982), President (since 1974) and Chief Executive Officer (since 1975).
Kenneth J. Cleary	54	2008	Chief Financial Officer (since 2017), Senior Vice President, Chief Accounting Officer (2014-2017), Vice President, External Reporting and Compliance (2008-2014).
Iole Lucchese	52	1991	Executive Vice President (since 2016), Chief Strategy Officer (since 2014); President, Scholastic Canada (2016); and Co-President, Scholastic Canada (2003-2015).
Satbir Bedi	55	2012	Executive Vice President and Chief Technology Officer (since 2018), Senior Vice President and Chief Technology Officer (2012-2018).
Judith A. Newman	61	1993
Executive Vice President and President, Scholastic Book Clubs (since 2014), Book Clubs and eCommerce (2011-2014), Book Clubs (2005-2011) and Scholastic At Home (2005-2006); Senior Vice President and President, Book Clubs and Scholastic At Home (2004-2005); and Senior Vice President, Book Clubs (1997-2004).

Alan Boyko	65	1988	President, Scholastic Book Fairs, Inc. (since 2005).
Andrew S. Hedden	78	2008	Executive Vice President, General Counsel and Secretary (since 2008) and member of the Board of Directors (since 1991).

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

The Company operates in highly competitive markets that are subject to rapid change, including, in particular, changes in customer preferences and changes and advances in relevant technologies. There are substantial uncertainties associated with the Company’s efforts to develop successful trade publishing, educational, and media products and services, including digital products and services, for its customers, as well as to adapt its print and other materials to new digital technologies, including the internet cloud technologies, tablets, mobile and other devices and school-based technologies. The Company makes significant investments in new products and services that may not be profitable, or whose profitability may be significantly lower than the Company anticipates or has experienced historically. In particular, in the context of the Company’s current focus on key digital opportunities, the markets are continuing to develop and the Company may be unsuccessful in establishing itself as a significant factor in any market which does develop. Many aspects of markets which could develop for children and schools, such as the nature of the relevant software and devices or hardware, the size of the market, relevant methods of delivery and relevant content, as well as pricing models, are still evolving and will, most likely, be subject to change on a recurring basis until a pattern develops and becomes more defined. For example, the Company previously determined to cease its support for its ereading applications offered to consumers through its school and ecommerce channels in favor of concentrating its efforts towards the introduction of a universal cross-platform streaming application, made available initially to the classroom market. There can be no assurance that the Company will be successful in implementing its revised digital strategy, including the continuing development of new applications and digital products for its consumer and school markets, which could adversely affect the Company’s revenues and growth opportunities. Further, there can be no assurance that the Company will ultimately be successful in its broader redirected strategy based on a streaming model directed to the classroom market coupled with its continuing development of a broader streaming model. In addition, the Company faces market risks associated with systems development and service delivery in its evolving school ordering and ecommerce businesses.

Our financial results would suffer if we fail to successfully differentiate our offerings and meet market needs in school-based book clubs and book fairs, two of our core businesses.

The Company’s school-based book clubs and book fairs businesses produce a substantial amount of the Company’s revenues. The Company is subject to the risks that it will not successfully continue to develop and execute new promotional strategies for its school-based book clubs or book fairs in response to future customer trends or technological changes or that it will not otherwise meet market needs in these businesses in a timely or cost-effective fashion. The book clubs business relies on attracting and retaining new sponsor-teachers to promote its products. If the Company cannot attract new millennial and younger teachers and meet the changing preferences and demands of these teachers, its revenues and cash flows could be negatively impacted. Likewise, the inability to meet the preferences or service expectations of individuals and groups within schools who organize and run book fairs could negatively impact the Company's revenues and cash flows.

The Company has differentiated itself from competitors by providing curated offerings in its school-based book clubs and book fairs designed to make reading attractive for children, in furtherance of its mission as a champion of literacy. Competition from mass market and on-line distributors using customer-specific curation tools could reduce this differentiation, posing a risk to the Company's results. In addition, the Company has become subject to increased competition in its school book fair business as a result of the entry into this business of a competitor operating on a national level, which has also initiated a classroom-directed program competitive with the Company's school-based book clubs business. Failure to effectively meet this increased competition would have an adverse effect on the Company's financial performance and results of operations.

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

Our financial results would suffer if we fail to mitigate the effects of having to institute a sales tax collection program in our school book clubs business as a result of a U.S. Supreme Court ruling reversing prior law and holding that remote sellers, including on-line retailers, can be required to collect state sales tax notwithstanding the absence of a physical presence within the state taxing jurisdiction.

In June 2018, the U.S. Supreme Court reversed its prior case law holding that it was unconstitutional for states to require remote sellers of goods, such as catalog mailers and ecommerce internet sellers, to collect and remit sales tax in respect to sales made to residents of a state, if the remote sellers maintained no physical presence in the state. This holding affected certain of Scholastic's business, primarily its school book clubs business unit, which had not previously collected or remitted sales tax on sales of books through its book clubs in certain states, based on the absence of the requisite presence in the relevant state to enable the state to constitutionally require that it collect or remit such taxes. The result of this decision has been to subject the Company's school book club business to remitting sales tax in additional states where it had not previously remitted such tax on the sales of books through the school book clubs to residents of the state.

As a result of the U.S. Supreme Court ruling, the Company initiated a sales tax collection program with its March 2019 school book clubs offerings which resulted in a significant adverse impact on the revenue of the book clubs business for the fourth quarter of its 2019 fiscal year. The continued effects of the ruling are still unclear and depend on, among other things, the final procedures and regulations the various states institute to implement their tax collection efforts based on the ruling, the extent to which the various states may seek to apply the ruling retroactively to prior time periods and for what periods and, in the case of the Company's school books club business, additional issues relating to the provisions of the applicable law previously in effect in a particular state and its application to the book clubs business model applied to that state. Additional factors will depend on the success of the Company's efforts to significantly increase the number of parents who are taking advantage of the parents on-line ordering system, which provides for the automatic application of sales tax during the ordering process, as well as the ability of the Company to otherwise make successful changes to its sales tax collection program as initially implemented to seek to mitigate its adverse impact. There can be no assurance that the Company will be successful in its efforts to mitigate the adverse impact of the initiation of sales tax collection in its school book clubs business or the time it will take to realize the benefit of any mitigation efforts undertaken, including attracting more parents to its on-line ordering system, changing the nature and pricing structure of its offerings or other adjustments, in which case the revenues and profitability, as well as the growth prospects, of the Company's school book clubs business would continue to be adversely impacted.

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

In its educational publishing business, the Company has invested in a core curriculum literacy program covering grades pre-K through 6 in direct competition with traditional basal textbook publishers to meet the perceived needs of the modern curriculum. There can be no assurance that the Company will be successful in having school districts adopt the new core program in preference to basal textbooks or be successful in state adoptions, nor that basal textbook publishers will not successfully adapt their business models to the development of new forms of core curriculum, which could have an adverse effect on the return on the Company’s investments in this area, as well as on its financial performance and growth prospects. Traditional basal text book publishers generally maintain larger sales forces than the Company, and sell across several academic disciplines, allowing them a larger presence than the Company which only carries core and supplemental literacy solutions. Additionally, demand for many of the Company’s product offerings, particularly books sold through school channels, is subject to price sensitivity. Failure to maintain a competitive pricing model could reduce revenues and profitability.

Changes in the mix of our major customers in our trade distribution channel or in their purchasing patterns may affect the profitability of our trade publishing business and restrict our growth.

The Company’s traditional distribution channels have changed significantly over the last few years to now include, among others, online retailers and ecommerce sites, digital delivery platforms and expanding social media and other marketing platforms. An increased concentration of retailer power has also resulted in the increased importance of mass merchandisers and of publishing best sellers to meet consumer demand. Currently, the Company’s top five trade customers make up approximately 75% of the Company’s trade business and 13% of the Company’s total revenues, with one customer accounting for 29% of the trade business and 5% of total revenues. Adverse changes in the mix of the major customers of the trade business, including the type of customer, which may also be engaged in a competitive business, or in their purchasing patterns or financial condition or the nature of their distribution arrangements with the trade business, could negatively affect the profitability of the Company’s trade business and the Company’s financial performance.

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

The Company is subject to privacy laws and regulations in the conduct of its business in the United States and in other jurisdictions in which it conducts its international operations, many of which vary significantly, relating to the collection and use of personal information, including the European Union General Data Protection Regulation, which became enforceable on May 25, 2018, and the California Consumer Privacy Act, which will become effective in January 2020. In addition, the Company is also subject to the regulatory requirements of the Children’s Online Privacy Protection Act ("COPPA") in the United States relating to access to, and the use of information received from, children in respect to the Company’s on-line offerings. Since the businesses of the Company are primarily centered on children, failures of the Company to comply with the requirements of COPPA and similar laws in particular, as well as failures to comply generally with applicable privacy laws and regulations, as referred to above, could lead to significant reputational damage and other penalties and costs, including loss of future business.

We maintain an experienced and dedicated employee base that executes the Company’s strategies. Failure to attract, retain and develop this employee base could result in difficulty with executing our strategy.

The Company’s employees, notably its Chief Executive Officer, senior executives and other editorial staff members, have substantial experience in the publishing and education markets. In addition, the Company is in the process of implementing a strategic information technology transformation process, requiring diverse levels of relevant expertise and experience. Inability to continue to adequately maintain and develop a workforce of this nature meeting the foregoing needs, including the development of new skills in the context of a rapidly changing business environment created by technology, involving new business processes and increased access to data and data analytics, could negatively impact the Company’s operations and growth prospects.

If we are unsuccessful in implementing our corporate strategy we may not be able to maintain our historical growth.

The Company’s future growth depends upon a number of factors, including:

•	The ability of the Company to successfully implement its strategies for its respective business units in a timely manner

•
The introduction and acceptance of new products and services, including the success of its digital strategy and its ability to implement and successfully market its new core literacy program, as well as other programs, in its educational publishing business, as well as through the Company's international educational publishing operation in Singapore

•	The ability to expand in the global markets that it serves

•	The ability to meet demand for content meeting current standards in the United States

•	Continuing success in implementing on-going cost containment and reduction programs

•	The ability to implement cross channel marketing and pricing

Difficulties, delays or failures experienced in connection with any of these factors could materially affect the future growth of the Company.

Failure to meet the objectives of the Company’s “2020 Plan” could adversely affect our future operating results.

The Company is engaged in the implementation of its integrated program to increase profitability - the “2020 Plan." The plan seeks to leverage new technology, process improvements and cross-business opportunities through improved data analytics intended to drive improved profitability over a period of three fiscal years. Failure to execute the programs in one or more of these areas could negatively impact the Company’s financial results.

Failure of one or more of our information technology platforms could affect our ability to execute our operating strategy.

The Company relies on a variety of information technology platforms to execute its operations, including human resources, payroll, finance, order-to-cash, procurement, vendor payment, inventory management, distribution and content management systems and its internal operating systems. Many of these systems are integrated via internally developed interfaces and modifications. Failure of one or more systems could lead to operating inefficiencies or disruptions and a resulting decline in revenue or profitability. As the Company continues the implementation of its new enterprise-wide customer and content management systems and the migration to software as a service ("SaaS") and cloud-based technology solutions, in its initiatives to integrate its separate legacy platforms into a cohesive enterprise-wide system, there can be no assurance that it will be successful in its efforts or that the implementation of the remaining stages of these initiatives in the Company's global operations will not involve disruptions in its systems or processes having a short term adverse impact on its operations and ability to service its customers.

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

Paper prices fluctuate based on worldwide demand and supply for paper in general, as well as for the specific types of paper used by the Company. While the Company has taken steps to manage certain expected operating cost increases, if there is a significant disruption in the supply of paper or a significant increase in paper costs, or in its shipping or fuel costs, beyond those currently anticipated, which would generally be beyond the control of the Company, or if the Company’s strategies to try to manage these costs, including additional cost savings initiatives, are ineffective, the Company’s results of operations could be adversely affected.

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

In addition, competition among electronic and print book retailers could decrease prices for new title releases, as well as the number of outlets for books sales. The growing use of self-publishing technologies by authors also increases competition and could result in the decreased use of traditional publishing services. The effects of any of the foregoing factors could have an adverse impact on the Company's business, financial condition or results of operation.

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

The Company has various operating subsidiaries domiciled in foreign countries. In addition, the Company sells products and services to customers located in foreign countries where it does not have operating subsidiaries, and a significant portion of the Company’s revenues are generated from outside of the United States. The Company’s business processes, including distribution, sales, sourcing of content, marketing and advertising, are, accordingly, subject to multiple national, regional and local laws, regulations and policies. The Company could be adversely affected by noncompliance with foreign laws, regulations and policies, including those pertaining to foreign rights and exportation. The Company is also exposed to fluctuations in foreign currency exchange rates and to business disruption caused by political, financial or economic instability or the occurrence of natural disasters in foreign countries. In addition, the Company and its foreign operations could be adversely impacted by a downturn in general economic conditions on a more global basis caused by general political instability or unrest or changes in economic affiliations. For example, the results of the Referendum on the United Kingdom’s (or the UK) Membership in the European Union (EU) (referred to as Brexit), advising for the exit of the United Kingdom from the European Union, could affect our sales in the UK, as the uncertainty caused by the vote and the current uncertain state of negotiations between the EU and the UK and the nature of any exit could negatively impact the economies of the UK and other nations. Changes in international trade relations with foreign countries, such as increased tariffs and duties (including those recently imposed by the United States) could cause the Company's costs to rise, or our overseas revenues to decline.

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

Certain of our activities are subject to weather and natural disaster risks, which could disrupt our operations or otherwise adversely affect our financial performance.

The Company conducts certain of its businesses and maintains warehouse and office facilities in locations that are at risk of being negatively affected by severe weather and natural disaster events, such as hurricanes, tornadoes, floods, snowstorms or earthquakes. Notably, much of the Company’s domestic distribution facilities are located in central Missouri. A disruption of these or other facilities could impact the Company’s school-based book clubs, school-based book fairs and education businesses. Additionally, weather and natural disaster disruptions could result in school closures, resulting in reduced demand for the Company’s products in its school channels during the affected periods. Accordingly, the Company could be adversely affected by any future significant weather and natural disaster events.

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

The Company has direct ownership of certain significant real estate assets, in particular the Company’s headquarters location in New York City and its primary distribution center in Jefferson City, Missouri. The New York headquarters location serves a dual purpose as it also contains premium retail space that is or will be leased to retail tenants in order to generate rental income and cash flow. The Company has recently completed the renovation of its New York headquarters, which includes making additional space available for retail use. Accordingly, the Company is sensitive to various risk factors such as changes to real estate values and property taxes, pricing and demand for high end retail spaces in Soho, New York City, interest rates, cash flow of underlying real estate assets, supply and demand, and the credit worthiness of any retail tenants. There is also no guarantee that investment objectives for the retail component of the Company’s real estate will be achieved.

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

Item 1B | Unresolved Staff Comments

None.

Item 2 | Properties
The Company maintains its principal offices in the metropolitan New York area, where it owns or leases approximately 0.5 million square feet of space. The Company acquired its headquarters space (including land, building, fixtures and related personal property and leases) at 555 Broadway, New York in February 2014 and, as a result, the Company now owns the entirety of its principal headquarters space located at 557 Broadway in New York City. In fiscal 2019, the Company completed the renovation of its headquarters space to create a more modern and efficient office in addition to new premium retail space.
The Company also owns or leases approximately 1.5 million square feet of office and warehouse space for its primary warehouse and distribution facility located in the Jefferson City, Missouri area. In addition, the Company owns or leases approximately 2.8 million square feet of office and warehouse space across approximately 60 facilities in the United States, principally for Scholastic book fairs. The Company owns or leases approximately 1.4 million square feet of office and warehouse space in approximately 130 facilities in Canada, the United Kingdom, Australia, New Zealand, Asia and elsewhere around the world for its international businesses.
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

Item 3 | Legal Proceedings

Various claims and lawsuits arising in the normal course of business are pending against the Company. The Company accrues a liability for such matters when it is probable that a liability has occurred and the amount of such liability can be reasonably estimated.  When only a range can be estimated, the most probable amount in the range is accrued unless no amount within the range is a better estimate than any other amount, in which case the minimum amount in the range is accrued. Legal costs associated with litigation loss contingencies are expensed in the period in which they are incurred. The Company does not expect, in the case of those claims and lawsuits where a loss is considered probable or reasonably possible, after taking into account any amounts currently accrued, that the reasonably possible losses from such claims and lawsuits would have a material adverse effect on the Company’s consolidated financial position or results of operations. See Note 5, "Commitments and Contingencies," of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further discussion.

Item 4 | Mine Safety Disclosures

Not Applicable.

Part II

Item 5 | Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information: Scholastic Corporation’s Common Stock, par value $0.01 per share (the "Common Stock"), is traded on the NASDAQ Global Select Market (the "NASDAQ") under the symbol SCHL. Scholastic Corporation’s Class A Stock, par value $0.01 per share (the “Class A Stock”), is convertible, at any time, into Common Stock on a share-for-share basis. There is no public trading market for the Class A Stock.

Holders: The number of holders of Class A Stock and Common Stock as of July 23, 2019 were 3 and approximately 9,800, respectively.

Dividends: On a quarterly basis, the Board of Directors considers the payment of cash dividends based upon its review of Company earnings, cash position and other relevant factors. On July 24, 2019, the Board of Directors declared a regular cash dividend of $0.15 per Class A and Common share in respect of the first quarter of fiscal 2020. The dividend is payable on September 16, 2019 to shareholders of record on August 30, 2019. All dividends have been in compliance with the Company’s debt covenants.

Share purchases: During fiscal 2019, the Company repurchased 216,612 Common shares on the open market at an average price paid per share of $39.42 for a total cost of approximately $8.5 million, pursuant to a share buy-back program authorized by the Board of Directors. During fiscal 2018, pursuant to the same share buy-back program, the Company repurchased 722,796 Common shares on the open market at an average price paid per share of $37.66 for a total cost of approximately $27.2 million.

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended May 31, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value in millions) that may yet be purchased under the plans or programs (i)
March 1, 2019 through March 31, 2019	64,769	$39.50	64,769	$56.8
April 1, 2019 through April 30, 2019	58,168	$39.94	58,168	$54.6
May 1, 2019 through May 31, 2019	42,848	$39.69	42,848	$52.9
Total	165,785		165,785	$52.9

(i) Total represents the amount remaining under the Board authorization for Common share repurchases on July 22, 2015 and the current $50.0 million Board authorization for Common share repurchases announced on March 21, 2018, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions.

Stock Price Performance Graph
The graph below matches the Corporation’s cumulative 5-year total shareholder return on Common Stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies that includes Pearson PLC, John Wiley & Sons Inc. and Houghton Mifflin Harcourt. The graph tracks the performance of a $100 investment in the Corporation’s Common Stock, in the index and in the peer group (with the reinvestment of all dividends) from June 1, 2014 to May 31, 2019.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Scholastic Corporation, the NASDAQ Composite Index
and a Peer Group
*$100 invested on 5/31/14 in stock or index, including reinvestment of dividends

	Fiscal year ending May 31,
	2014	2015	2016	2017	2018	2019
Scholastic Corporation	$100.00	$141.83	$126.45	$139.69	$150.03	$111.94
NASDAQ Composite Index	100.00	119.50	116.63	146.10	175.41	175.67
Peer Group	100.00	113.01	79.41	65.99	86.56	69.13

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 | Selected Financial Data

(Amounts in millions, except per share data) For fiscal years ended May 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Revenues	$1,653.9	$1,628.4	$1,741.6	$1,672.8	$1,635.8
Cost of goods sold (1)	779.9	744.6	814.5	762.3	758.5
Selling, general and administrative expenses(2)	781.4	765.7	777.5	773.6	765.6
Depreciation and amortization	56.1	41.4	38.7	38.9	47.9
Severance (3)	10.6	9.9	14.9	11.9	9.6
Asset impairments (4)	0.9	11.2	6.8	14.4	15.8
Operating income	25.0	55.6	89.2	71.7	38.4
Interest (income) expense, net	(3.4)	(1.1)	1.0	1.1	3.5
Other components of net periodic benefit (cost) (5)	(1.4)	(58.2)	(0.3)	(4.1)	(5.5)
Gain (loss) on investments and other (6)	(1.0)	0.0	—	2.2	0.5
Earnings (loss) from continuing operations before income taxes	26.0	(1.5)	87.9	68.7	29.9
Provision (benefit) for income taxes (7)	10.4	3.5	35.4	24.7	14.4
Earnings (loss) from continuing operations	15.6	(5.0)	52.5	44.0	15.5
Earnings (loss) from discontinued operations, net of tax	—	—	(0.2)	(3.5)	279.1
Net income (loss)	$15.6	$(5.0)	$52.3	$40.5	$294.6
Less: Net income (loss) attributable to noncontrolling interest	0.0	—	—	—	—
Net income (loss) attributable to Scholastic Corporation	$15.6	$(5.0)	$52.3	$40.5	$294.6
Share Information:
Basic:
Earnings (loss) from continuing operations	$0.44	$(0.14)	$1.51	$1.29	$0.47
Earnings (loss) from discontinued operations	$—	$—	$(0.00)	$(0.11)	$8.53
Net Income (loss)	$0.44	$(0.14)	$1.51	$1.18	$9.00
Diluted:
Earnings (loss) from continuing operations	$0.43	$(0.14)	$1.48	$1.26	$0.46
Earnings (loss) from discontinued operations	$—	$—	$(0.01)	$(0.10)	$8.34
Net Income (loss)	$0.43	$(0.14)	$1.47	$1.16	$8.80
Weighted average shares outstanding - basic	35.2	35.0	34.7	34.1	32.7
Weighted average shares outstanding - diluted	35.8	35.0	35.4	34.9	33.4
Dividends declared per common share	$0.60	$0.60	$0.60	$0.60	$0.60
Balance Sheet Data:
Working Capital	$419.1	$512.5	$583.4	$571.8	$562.4
Cash and cash equivalents	334.1	391.9	444.1	399.7	506.8
Total assets	1,878.5	1,825.4	1,760.4	1,713.1	1,822.3
Long-term debt (excluding capital leases)	—	—	—	—	—
Total debt	7.3	7.9	6.2	6.3	6.0
Long-term capital lease obligations	8.4	6.2	6.5	7.5	0.4
Total capital lease obligations	10.1	7.4	7.6	8.6	0.7
Total stockholders’ equity	1,272.8	1,320.8	1,307.9	1,257.6	1,204.9

(1) In fiscal 2018, the Company recognized pretax costs related to branch warehouse consolidation in Canada of $0.1. In 2017, the Company recognized pretax exit costs related to its software distribution business in Australia of $0.5. In fiscal 2015, the Company recognized a pretax charge of $1.5 related to a warehouse optimization project in Canada and a $0.4 pretax charge related to unabsorbed burden associated with the former educational technology and services business.

(2) In fiscal 2019, the Company recognized pretax charges related to a settlement of a legacy sales tax assessment of $8.1, and pretax costs associated with branch consolidation charges of $0.5. In fiscal 2018, the Company recognized pretax share-based compensation charges of $0.7 due to the accelerated vesting of certain awards. In fiscal 2016, the Company recognized a pretax charge of $1.5 related to a branch consolidation project in the Company's book fairs operations. In fiscal 2015, the Company recognized a pretax charge of $15.4 related to unabsorbed burden associated with the former educational technology and services business and a $0.4 pretax charge related to the relocation of the Company's Klutz® division.

(3) In fiscal 2019, the Company recognized pretax severance expense of $6.5 primarily related to cost reduction and restructuring programs. In fiscal 2018, the Company recognized pretax severance expense of $7.4 primarily related to cost reduction and restructuring programs. In fiscal 2017, the Company recognized pretax severance expense of $12.9 as part of cost reduction programs. In fiscal 2016, the Company recognized pretax severance expense of $9.5 as part of cost reduction and restructuring programs. In fiscal 2015, the Company recognized pretax severance expense of $8.9.

(4) In fiscal 2019, the Company recognized a pretax impairment charge of $0.9 related to legacy building improvements. In fiscal 2018, the Company recognized a pretax impairment charge of $11.0 related to legacy building improvements and a pretax impairment charge of $0.2 related to book fairs trucks. In fiscal 2017, the Company recognized a pretax impairment charge related to certain website development assets of $5.7 and certain legacy prepublication assets of $1.1. In fiscal 2016, the Company recognized a pretax impairment charge of $7.5 related to legacy building improvements in connection with the Company's headquarters renovation and a pretax charge of $6.9 for certain legacy prepublication assets. In fiscal 2015, the Company recognized a pretax impairment charge of $8.3 in connection with the restructuring of the Company's media and entertainment businesses, a $4.6 pretax impairment charge related to the discontinuation of certain outdated technology platforms and a $2.9 pretax impairment charge associated with the closure of the retail store located at the Company headquarters in New York City.

(5) In fiscal 2018, the Company recognized a pretax charge related to the final settlement of the Company's domestic defined benefit pension plan of $57.3. In fiscal 2015, the Company recognized a pretax pension settlement charge of $4.3.

(6) In fiscal 2019, the Company recognized a pretax charge of $1.0 related to the recognition of foreign currency translation adjustment previously recorded within accumulated other comprehensive income (loss) as a result of the acquisition of Make Believe Ideas Limited.
In fiscal 2016, the Company recognized a pretax gain of $2.2 on the sale of a China-based cost method investment. In fiscal 2015, the Company recognized a pretax gain of $0.6 on the sale of a UK-based cost method investment.

(7) In fiscal 2019, the Company recognized a benefit for income taxes in respect to one-time pretax charges of $4.2 and income tax provision of $4.7 primarily related to the Company's state deferred tax balances. In fiscal 2018, the Company recognized a benefit for income taxes on certain pretax charges of $26.5, partly offset by $5.7 of income tax provision related to the remeasurement of the Company's U.S. deferred tax balance in connection with the passage of the Tax Cuts and Jobs Act of 2017. In fiscal 2017, the Company recognized a benefit for income taxes on certain pretax charges of $7.8. In fiscal 2016, the Company recognized a benefit for income taxes on certain pretax charges of $10.3. In fiscal 2015, the Company recognized a benefit for income taxes on certain pretax charges of $18.3.

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

Overview and Outlook

Revenues in fiscal 2019 were $1.65 billion, an increase of 1.6% from $1.63 billion in fiscal 2018, on strong trade publishing in both domestic and international markets, which more than offset declines in book club sales, which were adversely impacted by new sales tax collection practices, and a decline in book fairs revenues, where the adoption of a new accounting standard required the recognition of revenue related to certain incentive programs to be deferred until the redemption or expiration of those incentives. In Education, higher revenues were driven by sales of instruction products and programs, including Guided Reading, Leveled Bookroom and LitCamp, a reading program for summer school. International revenues declined $3.4 million due to a $15.4 million unfavorable impact of foreign exchange which was partially offset by higher trade publishing revenues in all of the major markets and in Asia coupled with higher education sales in the UK, Australia and Asia. Earnings from continuing operations per diluted share was $0.43 for the fiscal year ended May 31, 2019, compared to loss from continuing operations per diluted share of $0.14 in the prior fiscal year.

In fiscal 2019, Children's Book Publishing and Distribution revenue increased $20.1 million driven by a 20% increase in consolidated trade channel sales, including higher media and entertainment revenues from the Company's evergreen programming library of children's shows, partially offset by lower sales in the school-based distribution channels. Top selling titles in the trade channel included Dav Pilkey's Dog Man: Lord of the Fleas and Dog Man: Brawl of the Wild, new Harry Potter publishing including Fantastic Beasts: The Crimes of Grindelwald and The Wonky Donkey. Within the school-based channels, the book clubs channel experienced lower sales and higher expenses associated with the sales tax collection program initiated as a result of the Supreme Court's Wayfair decision on sales tax collection, including re-engineering the book clubs offers, in print and online. The book fairs channel experienced higher expenses associated with increased promotions and incentive spending to attract and retain book fairs in response to increased competition.

In fiscal 2020, the Company expects increases in revenue driven by new trade publishing as the Company continues to grow its important franchises including Hunger Games, Dog Man, Captain Underpants, Wings of Fire and I Survived along with an increased focus on licensing and brand merchandising. The trade channel sales will also be favorably impacted by the recent acquisition of Make Believe Ideas, a UK-based publisher of creative books for young children. The school-based channels are expecting lower revenues as book club customers are transitioned to on-line ordering platforms and the Company seeks to simplify the book fair experience for organizers and volunteers. The Company also expects growth in Education with its comprehensive approach to K-6 literacy instruction in select states and open territory reading adoptions, in addition to core and supplemental curriculum materials in digital and print. The Company continues to expect cost pressures due to paper mills and print vendor consolidation and rising costs related to tariffs, labor, fuel and postage. To address these cost pressures, the Company is implementing initiatives as part of the multi-year Scholastic 2020 plan to drive savings, implement selective pricing initiatives and sustainable operational efficiencies within the supply chain. The Company expects higher levels of depreciation and amortization from the full-year impact of the capital investments made in assets placed in service in fiscal 2019.

Critical Accounting Policies and Estimates

General:

The Company’s discussion and analysis of its financial condition and results of operations is based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, future expectations and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable; variable consideration related to anticipated returns; allocation of transaction price to contractual performance obligations; amortization periods; stock-based compensation expense; pension and other postretirement obligations; tax rates; recoverability of inventories; deferred income taxes and tax reserves; the timing and amount of future income taxes and related deductions; fixed assets; prepublication costs; royalty advance reserves; customer reward programs; and the impairment assessment of goodwill and other intangibles. For a complete description of the Company’s significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.” The following policies and account descriptions include all those identified by the Company as critical to its business operations and the understanding of its results of operations:

Revenue Recognition:

The Company’s revenue recognition policies for its principal businesses are as follows:

School-Based Book Clubs – Revenue from school-based book clubs is recognized upon shipment of the products.

School-Based Book Fairs – Revenues associated with school-based book fairs relate to the sale of children's books and other products to book fair sponsors. In addition, the Company employs an incentive program to encourage the sponsorship of book fairs and increase the number of fairs held each school year. The Company identifies two potential performance obligations within its school-based book fair contracts, which include the fulfillment of book fairs product and the fulfillment of product upon the redemption of incentive program credits by customers. The Company allocates the transaction price to each performance obligation and recognizes revenue at a point in time. The Company utilizes certain estimates based on historical experience, redemption patterns and future expectations related to the participation in the incentive program to determine the relative fair value of each performance obligation when allocating the transaction price. Changes in these estimates could impact the timing of the recognition of revenue. Revenue allocated to the book fair product is recognized at the point at which product is delivered to the customer and control is transferred. The revenue allocated to the incentive program credits is recognized upon redemption of incentive credits and the transfer of control of the redeemed product. Incentive credits are generally redeemed within 12 months of issuance. Payment for school-based book fairs product is due at the completion of a customer's fair.

Trade – Revenue from the sale of children’s books for distribution in the retail channel is primarily recognized when performance obligations are satisfied and control is transferred to the customer, or when the product is on sale and available to the public. For newly published titles, the Company, on occasion, contractually agrees with its customers when the publication may be first offered for sale to the public, or an agreed upon “Strict Laydown Date." For such titles, the control of the product is not deemed to be transferred to the customer until such time that the publication can contractually be sold to the public, and the Company defers revenue on sales of such titles until such time as the customer is permitted to sell the product to the public. Revenue for ebooks, which is generally the net amount received from the retailer, is recognized upon electronic delivery to the customer by the retailer. The sale of trade product includes a right of return.

Education – Revenue from the sale of educational materials is recognized upon shipment of the products, or upon acceptance of product by the customer, depending on individual contractual terms. Revenues from professional development services are recognized when the services have been provided to the customer.

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

Accounts receivable:

Accounts receivable are recognized net of allowances for doubtful accounts. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for estimated bad debts are established at the time of sale and are based on an evaluation of accounts receivable aging and, where applicable, specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience to estimate the ultimate collectability of these receivables. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. A one percentage point change in the estimated bad debt reserve rates, which are applied to the accounts receivable aging, would have resulted in an increase or decrease in operating income for the year ended May 31, 2019 of approximately $2.3 million.

Estimated returns:

For sales that include a right of return, the Company will estimate the transaction price and record revenues as variable consideration based on the amounts the Company expects to ultimately be entitled. In order to determine estimated returns, the Company utilizes historical return rates, sales patterns, types of products and expectations and recognizes a corresponding reduction to Revenues and Cost of goods sold. Management also considers patterns of sales and returns in the months preceding the fiscal year, as well as actual returns received subsequent to the fiscal year, available customer and market specific data and other return rate information that management believes is relevant. In addition, a refund liability is recorded within Other accrued expenses for the consideration to which the Company believes it will not ultimately be entitled and a return asset is recorded within Prepaid expenses and other current assets for the expected inventory to be returned. Actual returns could differ from the Company's estimate. A one percentage point change in the estimated reserve for returns rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2019 of approximately $1.8 million.

Inventories:

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or net realizable value. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates by channel and the sales patterns of its products, and specifically identified obsolete inventory. The impact of a one percentage point change in the obsolescence reserve rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2019 of approximately $3.7 million.

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

With regard to goodwill, the Company compares the estimated fair values of its identified reporting units to the carrying values of their net assets. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair values of its identified reporting units are less than their carrying values. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the two-step goodwill impairment test. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the reporting unit, in addition to comparisons to similar companies. The Company reviews its definition of reporting units annually or more frequently if conditions indicate that the reporting units may change. The Company evaluates its operating segments to determine if there are components one level below the operating segment level. A component is present if discrete financial information is available and segment management regularly reviews the operating results of the business. If an operating segment only contains a single component, that component is determined to be a reporting unit for goodwill impairment testing purposes. If an operating segment contains multiple components, the Company evaluates the economic characteristics of these components. Any components within an operating segment that share similar economic characteristics are aggregated and deemed to be a reporting unit for goodwill impairment testing purposes.
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

With regard to other intangibles with indefinite lives, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of the identified asset is less than its carrying value. If it is more likely than not that the fair value of the asset is less than its carrying amount, the Company performs a quantitative test. The estimated fair value is determined utilizing the expected present value of the projected future cash flows of the asset.

Intangible assets with definite lives consist principally of tradenames, customer lists, intellectual property and other agreements and are amortized over their expected useful lives. Customer lists are amortized on a straight-line basis over five to ten years, while other agreements are amortized on a straight-line basis over their useful life. Intellectual property assets are amortized over their remaining useful lives, which is approximately five years.

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

Pension obligations

UK Pension Plan
The Company’s UK Pension Plan calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and interest cost component of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increases is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations and the service cost component of net periodic pension costs. A one percentage point change in the discount rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2019 of approximately $0.5 million and approximately $0.6 million, respectively.

U.S. Pension Plan
The Company's U.S. Pension Plan was terminated in fiscal 2018. There are no actuarial assumptions reflected in any U.S. Pension Plan estimates and there is no ongoing net periodic benefit cost.

Other Postretirement benefits

The Company provides postretirement benefits, consisting of healthcare and life insurance benefits, to eligible retired United States-based employees. The postretirement medical plan benefits are funded on a pay-as-you-go basis, with the employee paying a portion of the premium and the Company paying the remainder. The existing benefit obligation is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the interest cost component of net periodic postretirement benefit cost. The assumed health care cost trend rate is used in the measurement of the long-term expected increase in medical claims.

A one percentage point change in the discount rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2019 of approximately $0.1 million and approximately $0.4 million, respectively. A one percentage point change in the health care cost trend rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2019 of approximately $0.1 million and an increase or decrease in the postretirement benefit obligation as of May 31, 2019 of approximately $2.1 million and approximately $1.9 million, respectively.

Equity Awards:

Stock-based compensation – The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recognizes the cost, based on the award’s fair value at the date of grant, on a straight-line basis over an award’s requisite service period, which is generally the vesting period, except for the grants to retirement-eligible employees. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model requires management to make significant judgments and estimates. The use of different assumptions and estimates in the option-pricing model could have a material impact on the estimated fair value of option grants and the related expense. The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term is determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield is based on actual dividends paid or to be paid by the Company. The volatility is estimated based on historical volatility corresponding to the expected life. The fair value of restricted stock units are assumed to be the per share market price of the Company's stock as of the date of grant.

Taxes:

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under this method, for purposes of determining taxable income, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of such assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to be realized.

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act. The Act imposes a new minimum tax on global intangible low-taxed income ("GILTI") earned by foreign subsidiaries. The Financial Accounting Standards Board ("FASB") Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity may make an accounting policy election to either recognize deferred taxes for temporary differences expected to be reserved as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company elects to recognize the tax on GILTI as a period expense in the period the tax is incurred.

Non-income Taxes – The Company is subject to tax examinations for sales-based taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. Where a sales tax liability with respect to a jurisdiction is probable and can be reliably estimated, the Company has made accruals for these matters and these amounts are included in the Consolidated Statements of Operations in Selling, general and administrative expenses. Future developments relating to the foregoing could result in adjustments being made to these accruals.

Results of Operations

(Amounts in millions, except per share data)
For fiscal years ended May 31,

	2019				2018		2017
	$	Accounting Adoption (1)	Adjusted 2019 (2)	% (3)	$	% (3)	$	% (3)
Revenues:
Children’s Book Publishing and Distribution	$990.3	$12.3	$1,002.6	60.2	$970.2	59.6	$1,061.2	61.0
Education	297.4	—	297.4	17.8	288.6	17.7	303.6	17.4
International	366.2	0.5	366.7	22.0	369.6	22.7	376.8	21.6
Total revenues	1,653.9	12.8	1,666.7	100.0	1,628.4	100.0	1,741.6	100.0
Cost of goods sold (4)	779.9	4.0	783.9	47.0	744.6	45.7	814.5	46.8
Selling, general and administrative expenses(5)	781.4	1.1	782.5	46.9	765.7	47.0	777.5	44.6
Depreciation and amortization	56.1	—	56.1	3.4	41.4	2.6	38.7	2.2
Severance (6)	10.6	—	10.6	0.6	9.9	0.6	14.9	0.9
Asset impairments (7)	0.9	—	0.9	0.1	11.2	0.7	6.8	0.4
Operating income	25.0	7.7	32.7	2.0	55.6	3.4	89.2	5.1
Interest income	5.6	—	5.6	0.3	3.1	0.2	1.4	0.1
Interest expense	(2.2)	—	(2.2)	(0.1)	(2.0)	(0.1)	(2.4)	(0.2)
Other components of net periodic benefit (cost) (8)	(1.4)	—	(1.4)	(0.1)	(58.2)	(3.6)	(0.3)	(0.0)
Gain (loss) on investments and other (9)	(1.0)	—	(1.0)	(0.1)	0.0	0.0	—	—
Earnings (loss) from continuing operations before income taxes	26.0	7.7	33.7	2.0	(1.5)	(0.1)	87.9	5.0
Provision (benefit) for income taxes (10)	10.4	2.1	12.5	0.7	3.5	0.2	35.4	2.0
Earnings (loss) from continuing operations	15.6	5.6	21.2	1.3	(5.0)	(0.3)	52.5	3.0
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	—	—	(0.2)	(0.0)
Net income (loss)	$15.6	5.6	21.2	1.3	$(5.0)	(0.3)	$52.3	3.0
Less: Net income (loss) attributable to noncontrolling interest	0.0	—	0.0	—	—	—	—	—
Net income (loss) attributable to Scholastic Corporation	15.6	5.6	21.2	1.3	(5.0)	(0.3)	52.3	3.0
Earnings (loss) per share:
Basic:
Earnings (loss) from continuing operations	$0.44	0.16	0.60		$(0.14)		$1.51
Earnings (loss) from discontinued operations	$—	—	—		$—		$(0.00)
Net Income (loss)	$0.44	0.16	0.60		$(0.14)		$1.51
Diluted:
Earnings (loss) from continuing operations	$0.43	0.16	0.59		$(0.14)		$1.48
Earnings (loss) from discontinued operations	$—	—	—		—		$(0.01)
Net Income (loss)	$0.43	0.16	0.59		(0.14)		$1.47

(1) In the first quarter of fiscal 2019, the Company adopted Topic 606, the application of which resulted in the deferral of revenue for incentive credits earned from the holding of school book fairs until such credits are redeemed. In addition, Topic 606 eliminated the deferral of certain advertising costs primarily impacting the magazine business.

(2) Under the modified retrospective method of adoption for Topic 606, prior period amounts are not restated to reflect the adoption of the new accounting standard. Therefore, the Company has included an Adjusted 2019 column to exclude the impact of Topic 606 and provide a comparable period-over-period variance.

(3) Represents percentage of total revenues.

(4) In fiscal 2018, the Company recognized pretax costs associated with the consolidation of a Canadian book fair warehouse of $0.1. In fiscal 2017, the Company recognized pretax exit costs related to its software distribution business in Australia of $0.5.

(5) In fiscal 2019, the Company recognized pretax charges related to the settlement of a legacy sales tax assessment of $8.1, and pretax costs associated with the Canadian book fairs branch consolidation of $0.5. In fiscal 2018, the Company recognized pretax share-based compensation charges of $0.7 due to the accelerated vesting of certain awards.

(6) In fiscal 2019, the Company recognized pretax severance expense of $6.5 related to cost reduction and restructuring programs. In fiscal 2018, the Company recognized pretax severance expense of $7.4 primarily related to cost reduction and restructuring programs. In fiscal 2017, the Company recognized pretax severance expense of $12.9 as part of cost reduction programs.

(7) In fiscal 2019, the Company recognized pretax impairment charges of $0.9 related to legacy building improvements. In fiscal 2018, the Company recognized pretax impairment charges of $11.0 related to legacy building improvements and a pretax impairment charge of $0.2 related to book fairs trucks. In fiscal 2017, the Company recognized pretax impairment charges related to certain website development assets of $5.7 and certain legacy prepublication assets of $1.1.

(8) In fiscal 2018, the Company recognized pretax charges related to the settlement of the Company's domestic defined benefit pension plan of $57.3.

(9) In fiscal 2019, the Company recognized a pretax charge of $1.0 related to the recognition of foreign currency translation adjustment previously recorded within accumulated other comprehensive income (loss) as a result of the acquisition of Make Believe Ideas Limited.

(10) In fiscal 2019, the Company recognized a benefit for income taxes in respect to one-time pretax charges of $4.2 and income tax provision of $4.7 primarily related to the Company's state deferred tax balances. In fiscal 2018, the Company recognized a benefit for income taxes on certain pretax charges of $26.5, partly offset by $5.7 of income tax provision related to the remeasurement of the Company's U.S. deferred tax balance in connection with the passage of the Tax Cuts and Jobs Act of 2017. In fiscal 2017, the Company recognized a benefit for income taxes on certain pretax charges of $7.8.

Results of Operations – Consolidated

Fiscal 2019 compared to fiscal 2018

Adjusted Revenues from operations for the fiscal year ended May 31, 2019 increased by $38.3 million, or 2.4%, to $1,666.7 million, compared to $1,628.4 million in the prior fiscal year. The increase in revenues was primarily due to higher Children’s Book Publishing and Distribution segment revenues of $32.4 million, and higher sales in the Education segment of $8.8 million, partially offset by lower International revenue of $2.9 million. Within the Children’s Book Publishing and Distribution segment, revenues from the trade channel increased $46.0 million primarily due to the success of Dav Pilkey's Dog Man: Lord of the Fleas and Dog Man: Brawl of the Wild, J.K. Rowling's Fantastic Beasts: The Crimes of Grindelwald - The Original Screenplay, The Wonky Donkey and various backlist series. This was partially offset by lower revenues in the book club channel of $11.9 million, primarily driven by the Company's implementation of a new sales tax collection program in response to the Supreme Court's Wayfair decision earlier in the fiscal year which had an unfavorable impact on the number of events and revenue per event. Book fairs channel revenues decreased $1.7 million, primarily driven by lower fair count as a result of a more competitive marketplace. The Education segment revenues increased $8.8 million, due to higher sales of instructional products, including Scholastic Edge, Guided Reading, Level Bookroom and LitCamp as well as supplemental print products and dealer trade sales within the Company's teaching resources business. Local currency revenues in the International segment increased $12.5 million, primarily driven by higher trade sales in Australia, the UK, Canada and Asia. The increase in International revenues was offset by unfavorable foreign currency exchange of $15.4 million, driven by the strengthening of the U.S. dollar.

Components of Cost of goods sold for fiscal years 2019, 2018, and 2017 are as follows:

	($ amounts in millions)
	Adjusted 2019 (1)	% of revenue	2018	% of revenue	2017	% of revenue
Product, service and production costs	$432.0	25.9%	$409.1	25.1%	$432.6	24.8%
Royalty costs	118.7	7.1	103.6	6.4	146.4	8.4
Prepublication and production amortization	25.6	1.5	21.9	1.3	23.5	1.3
Postage, freight, shipping, fulfillment and all other costs	207.6	12.5	210.0	12.9	212.0	12.3
Total cost of goods sold	$783.9	47.0%	$744.6	45.7%	$814.5	46.8%

(1) Under the modified retrospective method of adoption for Topic 606, prior period amounts are not restated to reflect the new accounting treatment. Therefore, the adjusted 2019 amounts are used to exclude the impact of Topic 606 and provide a comparable period-over-period variance. For fiscal 2019, the Topic 606 impact to cost of goods sold was a reduction of $4.0 million within the Product, service and production cost category above.

Adjusted Cost of goods sold as a percentage of revenue for the fiscal year ended May 31, 2019 was 47.0%, compared to 45.7% in the prior fiscal year. The increase in adjusted Cost of goods sold as a percentage of revenue was primarily due to higher royalty costs in the trade channel, as certain bestselling book series command higher royalty rates, higher paper and printing costs. The increase was also impacted by higher product costs as a result of higher customer incentive costs in the book fairs channel.

Adjusted Selling, general and administrative expenses for the fiscal year ended May 31, 2019 were $782.5 million, compared to $765.7 million in the prior fiscal year. The increase was primarily related to higher employee-related expenses, particularly salaries and benefits which were partially offset by lower incentive and equity compensation. In addition, higher costs were incurred in the book club channel in connection with the initiation of the state sales tax collection program and differentiated on-line and paper-based offers in response to the Supreme Court's Wayfair decision. The Wayfair decision also drove higher sales tax expense in the book club channel. Also impacting sales tax expense was a charge of $8.1 million related to the settlement of an outstanding sales tax assessment from prior fiscal years by the State of Wisconsin.

Depreciation and amortization expenses for the fiscal year ended May 31, 2019 were $56.1 million, compared to $41.4 million in the prior fiscal year. The increase was primarily attributable to capitalized strategic technology investments and assets related to the redesign and upgrade of the Company's headquarters in New York City which were placed into service in fiscal 2019 and 2018.

Severance expense for the fiscal year ended May 31, 2019 was $10.6 million, compared to $9.9 million in the prior fiscal year, which included charges of $6.5 million and $7.4 million in fiscal 2019 and fiscal 2018, respectively, related to cost reduction and restructuring programs

Asset impairments for the fiscal year ended May 31, 2019 were $0.9 million, compared to $11.2 million in the prior fiscal year. In fiscal 2019 and fiscal 2018, the Company recognized impairment charges of $0.9 million and $11.0 million, respectively, on the abandonment of legacy building improvements in connection with the Company's renovation of its headquarters location in New York City. In fiscal 2018 the Company also recognized an impairment charge of $0.2 million related to book fair trucks.

For the fiscal year ended May 31, 2019, Net interest income was $3.4 million, compared to Net interest income of $1.1 million in the prior fiscal year. The increase in interest income was primarily driven by higher interest rates applied to the Company's cash and cash equivalents balances, while interest expense remained relatively flat due to the absence of long-term debt.

For the fiscal year ended May 31, 2018, the Company recognized final settlement charges of $57.3 million in Other components of net periodic benefit (cost), related to the settlement of the U.S Pension Plan and the related purchase of insurance company group annuity contracts. The U.S. Pension Plan's asset balance was sufficient to fund the purchase of these insurance contracts as well as to meet any remaining benefit obligations and plan-related operating expenses, with no additional cost to the Company as the plan sponsor. There were no such charges incurred in fiscal 2019.
The Company’s adjusted effective tax rate for the fiscal year ended May 31, 2019 was 37.1%, compared to 233.3% in the prior fiscal year. The current fiscal year effective tax rate was impacted by a reduction in the federal statutory rate under the Tax Cuts and Jobs Act, as the new rate was applicable to the entire current fiscal year period. The prior fiscal year effective tax rate was impacted by an increase in income tax provision related to the remeasurement of the Company's U.S. deferred tax balance in connection with the passage of the Tax Cuts and Jobs Act, resulting in an additional tax provision of $5.7 million.

Adjusted Net income for fiscal 2019 increased by $26.2 million to $21.2 million, compared to a Net loss of $5.0 million in fiscal 2018. The adjusted basic and diluted earnings per share of Class A Stock and Common Stock were $0.60 and $0.59, respectively, in fiscal 2019, compared to basic and diluted loss per share of Class A Stock and Common Stock of $0.14 and $0.14, respectively, in fiscal 2018.

Adjusted Net income attributable to noncontrolling interest for fiscal 2019 was less than $0.1 million. There was no Net income or loss attributable to noncontrolling interest in the prior fiscal year.

Fiscal 2018 compared to fiscal 2017

Continuing Operations

Revenues from continuing operations for the fiscal year ended May 31, 2018 decreased by $113.2 million, or 6.5%, to $1,628.4 million, compared to $1,741.6 million in the prior fiscal year. The decrease in revenue was primarily due to lower sales of Harry Potter publishing, frontlist and backlist, compared to the prior fiscal year, which included the release of Harry Potter and the Cursed Child, Parts One and Two, as well as the screen play Fantastic Beasts and Where to Find Them. Within the Children’s Book Publishing and Distribution segment, revenues from the trade channel decreased $84.7 million primarily due to lower Harry Potter-related sales and lower revenues in the book club channel of $11.5 million, which were partially offset by higher revenues in the book fairs channel of $5.2 million, primarily driven by higher revenue per fair. The Education segment revenues decreased $15.0 million, due in part to a shift in customer buying patterns for leveled book room and guided reading products. Local currency revenues in the International segment decreased $19.5 million, primarily driven by lower Harry Potter-related sales in Canada and certain export markets and lower sales in the Asia direct sales channel, partially offset by higher trade channel sales of other core titles in Canada, the UK, Australia and Asia. The decrease in international revenues was partially offset by favorable foreign currency exchange of $12.3 million, driven by the weakening of the U.S. dollar.

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

Selling, general and administrative expenses for the fiscal year ended May 31, 2018 were $765.7 million, compared to $777.5 million in the prior fiscal year. The decrease was primarily related to lower employee-related expenses due in part to favorable medical claims experience and lower incentive compensation, as well as a decrease in costs in the book club channel as a result of lower marketing expenses. This was partially offset by increased salaries and related costs for the expansion of the sales and marketing organizations supporting curriculum publishing in the Education segment.

Depreciation and amortization expenses for the fiscal year ended May 31, 2018 were $41.4 million, compared to $38.7 million in the prior fiscal year. The increase was primarily attributable to capitalized strategic technology investments and assets related to the redesign and upgrade of the Company's headquarters in New York City which were placed into service during fiscal 2018.

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

For the fiscal year ended May 31, 2018, net interest income was $1.1 million, compared to net interest expense of $1.0 million in the prior fiscal year. The increase in interest income was primarily driven by higher interest rates associated with the Company's cash and cash equivalents balances, while interest expense remained relatively flat due to the absence of long-term debt.

For the fiscal year ended May 31, 2018, the Company recognized final settlement charges of $57.3 million in Other components of net periodic benefit (cost), related to the settlement of the U.S Pension Plan and the related purchase of insurance company group annuity contracts. The U.S. Pension Plan's asset balance was sufficient to fund the purchase of these insurance contracts as well as to meet any remaining benefit obligations and plan-related operating expenses, with no additional cost to the Company as the plan sponsor.
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

Net loss for fiscal 2018 was $5.0 million compared to Net income of $52.3 million in fiscal 2017. The basic and diluted loss per share of Class A Stock and Common Stock were $0.14 and $0.14, respectively, in fiscal 2018, compared to basic and diluted earnings per share of Class A Stock and Common Stock of $1.51 and $1.47, respectively, in fiscal 2017.

Results of Operations – Segments

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

($ amounts in millions)						2019 compared to 2018		2018 compared to 2017
	2019	Accounting Adoption (1)	Adjusted 2019 (2)	2018	2017	$ change	% change	$ change	% change
Revenues	$990.3	$12.3	$1,002.6	$970.2	$1,061.2	$32.4	3.3%	$(91.0)	(8.6)%
Cost of goods sold	443.4	3.9	447.3	412.1	466.5	35.2	8.5	(54.4)	(11.7)
Other operating expenses (3)	464.0	—	464.0	452.1	451.2	11.9	2.6	0.9	0.2
Asset impairments	—	—	—	0.2	—	(0.2)	(100.0)	0.2	100.0
Operating income (loss)	$82.9	$8.4	$91.3	$105.8	$143.5	$(14.5)	(13.7)%	$(37.7)	(26.3)%
Operating margin	8.4%		9.1%	10.9%	13.5%

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

Fiscal 2019 compared to fiscal 2018

Adjusted revenues for the fiscal year ended May 31, 2019 increased by $32.4 million to $1,002.6 million, compared to $970.2 million in the prior fiscal year. Trade channel revenues increased $46.0 million, primarily driven by the success of Dav Pilkey's Dog Man: Lord of the Fleas and Dog Man: Brawl of the Wild, as well as J.K. Rowling's Fantastic Beasts: The Crimes of Grindelwald - The Original Screenplay, Harry Potter: The Illustrated Collection, The Wonky Donkey, Wings of Fire: The Hive Queen, Wings of Fire: The Lost Continent and Alan Gratz's Refugee, as well as higher sales of backlist series such as Dog Man, Harry Potter and The Babysitters Club® graphic novels. Book club channel revenues decreased $11.9 million primarily driven by the Company's implementation of a new sales tax collection program, including differentiated on-line and paper-based offers, in response to the Supreme Court's Wayfair decision earlier in the fiscal year, which had an unfavorable impact on the number of events and revenue per event. Book fairs channel revenues decreased $1.7 million primarily driven by lower fair count as a result of a more competitive marketplace, partially offset by higher revenue per fair.

Adjusted cost of goods sold for the fiscal year ended May 31, 2019 was $447.3 million, or 44.6% of revenues, compared to $412.1 million, or 42.5% of revenues, in the prior fiscal year. The increase in cost of goods sold as a percentage of revenue was primarily driven by higher royalty costs in all channels, as certain bestselling book series command higher royalty rates, as well as higher paper and printing costs, and increased product costs associated with promotions in the book fair channel. This decrease was partially offset by the favorable impact higher revenues had on fixed costs in the trade channel.

Other operating expenses were $464.0 million for the fiscal year ended May 31, 2019, compared to $452.1 million in the prior fiscal year. In the book club channel, higher costs were primarily driven by the Company's response to the Supreme Court's Wayfair decision which resulted in the implementation of a new sales tax collection program, including differentiated on-line and paper-based offers, increased state registration requirements and higher sales tax expense in fiscal 2019, partially offset by lower marketing expenses. Increased costs in the book fairs channel was primarily driven by an increase in employee-related expenses related to rising labor costs and increased spending associated with initiatives to attract and retain fairs in a more competitive market place, as well as higher depreciation expense as a result of the introduction of new point-of-sale devices. In the the trade channel, increased costs were impacted by higher employee-related expenses.

Adjusted segment operating income for the fiscal year ended May 31, 2019 was $91.3 million, compared to $105.8 million in the prior fiscal year. The decrease in operating income was primarily driven by the higher operating costs due to the Company's response to the Supreme Court's Wayfair decision related to sales tax, higher employee-related expenses and increased depreciation expenses associated with the new point-of-sale devices, partially offset by increased trade channel revenues.

Fiscal 2018 compared to fiscal 2017

Revenues for the fiscal year ended May 31, 2018 decreased by $91.0 million to $970.2 million, compared to $1,061.2 million in the prior fiscal year. Trade channel revenues decreased $84.7 million, primarily due to the prior fiscal year's success of new Harry Potter-related publishing, particularly Harry Potter and the Cursed Child, Parts One and Two, partially offset by the strong performance of other titles from the Company's core publishing list, including titles from Dav Pilkey's Dog Man and Captain Underpants series, the Wings of Fire series, and The Baby-Sitters Club® Graphix series, as well as higher sales of the Company's Klutz activity books such as Lego® Chain Reactions and Lego® Make Your Own Movie. Book club channel revenues decreased $11.5 million primarily due to lower revenue per sponsor. Book fairs channel revenues increased $5.2 million in fiscal 2018 resulting from higher revenue per fair of approximately 2%.

Cost of goods sold for the fiscal year ended May 31, 2018 was $412.1 million, or 42.5% of revenues, compared to $466.5 million, or 44.0% of revenues, in the prior fiscal year. The decrease in cost of goods sold as a percentage of revenue was primarily driven by lower royalty costs in the trade channel, mainly associated with lower sales of Harry Potter-related titles, and favorable product mix in the book fairs channel. This was partially offset by a favorable inventory adjustment in the book clubs channel that yielded lower costs in fiscal 2017.

Other operating expenses were $452.1 million for the fiscal year ended May 31, 2018, compared to $451.2 million in the prior fiscal year. The increase was primarily related to costs associated with the rollout of new point-of-sale devices in the book fair channel, partially offset by lower costs in the book club channel as a result of lower marketing expenses, enabled by technology improvements and improved efficiencies in customer service and fulfillment.

Asset impairments of $0.2 million for the fiscal year ended May 31, 2018 related to the impairment of trucks in the book fairs channel.

Segment operating income for the fiscal year ended May 31, 2018 was $105.8 million, compared to $143.5 million in the prior fiscal year. The decrease in operating income was primarily driven by the lower Harry Potter-related sales in the trade channel.

EDUCATION

($ amounts in millions)						2019 compared to 2018		2018 compared to 2017
	2019	Accounting Adoption (1)	Adjusted 2019 (2)	2018	2017	$ change	% change	$ change	% change
Revenues	$297.4	$—	$297.4	$288.6	$303.6	$8.8	3.0%	$(15.0)	(4.9)%
Cost of goods sold	100.6	—	100.6	93.7	98.8	6.9	7.4	(5.1)	(5.2)
Other operating expenses (3)	166.2	1.1	167.3	161.0	153.4	6.3	3.9	7.6	5.0
Asset impairments	—	—	—	—	1.1	—	N/A	(1.1)	(100.0)
Operating income (loss)	$30.6	$(1.1)	$29.5	$33.9	$50.3	$(4.4)	(13.0)%	$(16.4)	(32.6)%
Operating margin	10.3%		9.9%	11.7%	16.6%

(1) In the first quarter of fiscal 2019, the Company adopted Topic 606, the application of which resulted in the changes in the timing of expense recognition for direct response advertising costs. For the fiscal year ended May 31, 2019, all direct response advertising costs were expensed as incurred.

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

Fiscal 2019 compared to fiscal 2018

Revenues for the fiscal year ended May 31, 2019 increased by $8.8 million to $297.4 million, compared to $288.6 million in the prior fiscal year, due to higher sales of instructional products, including Scholastic Edge, Guided Reading, Level Bookroom and LitCamp, as well as supplemental print products and dealer trade sales within the Company's teaching resources business. Revenues also increased by $1.5 million due to higher revenues from custom publishing programs when compared to the prior fiscal year.

Cost of goods sold for the fiscal year ended May 31, 2019 was $100.6 million, or 33.8% of revenue, compared to $93.7 million, or 32.5% of revenue, in the prior fiscal year. Cost of goods sold as a percentage of revenue increased primarily due to an increase in amortization of prepublication costs related to newly released programs and to unfavorable product mix.

Adjusted other operating expenses were $167.3 million for the fiscal year ended May 31, 2019, compared to $161.0 million in the prior fiscal year. The increase was mainly attributable to higher employee-related and promotional expenses associated with the launch of Scholastic Literacy, the Company's new core curriculum literacy program, and other new digital education products along with the related expansion of the sales and marketing organizations.

Adjusted segment operating income for the fiscal year ended May 31, 2019 was $29.5 million, compared to $33.9 million in the prior fiscal year. The decrease in adjusted operating income was primarily driven by higher costs associated with the launch of Scholastic Literacy, the Company's new core curriculum literacy program and higher amortization of new digital subscription products now in the market. This segment will continue to experience higher amortization costs as it fully rolls out new products in fiscal 2020.
Fiscal 2018 compared to fiscal 2017

Revenues for the fiscal year ended May 31, 2018 decreased by $15.0 million to $288.6 million, compared to $303.6 million in the prior fiscal year, primarily driven by $6.4 million in lower sales due in part to a shift in customer buying patterns for leveled book room and guided reading products, partially offset by higher revenues from professional learning offerings as well as revenues from the Company's new strategic support program for struggling readers, Scholastic EDGE™. Revenues also decreased by $0.5 million due to fewer custom publishing programs when compared to the prior fiscal year. This was partially offset by $0.6 million in higher revenues related to classroom magazines. The fiscal 2018 increase in classroom magazines was partially offset by the lower election material sales due to the fiscal 2017 U.S. presidential election.

Cost of goods sold for the fiscal year ended May 31, 2018 was $93.7 million, or 32.5% of revenue, compared to $98.8 million, or 32.5% of revenue, in the prior fiscal year. Cost of goods sold as percentage of revenue remained consistent due to favorable product mix driven by teaching resources and digital products as well as fewer customer publishing programs. This was partially offset by the unfavorable impact lower revenues had on fixed costs.

Other operating expenses were $161.0 million for the fiscal year ended May 31, 2018, compared to $153.4 million in the prior fiscal year. The increase was mainly attributable to higher employee-related expenses for the expansion of the sales and marketing organizations supporting curriculum publishing. Costs associated with the expanded sales and marketing organizations impact operating expenses on an on-going basis.

In fiscal 2017, the Company recognized a pretax impairment charge related to certain legacy prepublication assets of $1.1 million.
Segment operating income for the fiscal year ended May 31, 2018 was $33.9 million, compared to $50.3 million in the prior fiscal year. The decrease in operating income was primarily driven by the decline in revenues and higher employee-related expenses.

INTERNATIONAL

($ amounts in millions)						2019 compared to 2018		2018 compared to 2017
	2019	Accounting Adoption (1)	Adjusted 2019 (2)	2018	2017	$ change	% change	$ change	% change
Revenues	$366.2	$0.5	$366.7	$369.6	$376.8	$(2.9)	(0.8)%	$(7.2)	(1.9)%
Cost of goods sold	190.8	0.1	190.9	186.0	197.2	4.9	2.6	(11.2)	(5.7)
Other operating expenses (3)	161.6	—	161.6	165.9	159.9	(4.3)	(2.6)	6.0	3.8
Operating income (loss)	$13.8	$0.4	$14.2	$17.7	$19.7	$(3.5)	(19.8)%	$(2.0)	(10.2)%
Operating margin	3.8%		3.9%	4.8%	5.2%

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

Fiscal 2019 compared to fiscal 2018

Adjusted revenues for the fiscal year ended May 31, 2019 decreased by $2.9 million to $366.7 million compared to $369.6 million in the prior fiscal year. Total local currency revenues across the Company's foreign operations increased $12.5 million when compared to the prior fiscal year which were more than offset by an adverse foreign exchange impact of $15.4 million due to the strengthening of the U.S. dollar. Local currency revenues improved due to increased trade channel revenues in all major markets and across Asia along with higher revenues from education products in the UK, Australia and Asia. This increase was partially offset by decreases in revenue in the Canada, Australia and Asia book club channels and lower revenues in the Australia book fair channel. The strength in the overall trade channel was the result of the continued success of series such as Dav Pilkey's Dog Man, the Captain Underpants series and Lego, as well as certain backlist titles such as The Wonky Donkey.

Adjusted cost of goods sold for the fiscal year ended May 31, 2019 was $190.9 million, or 52.1% of revenues, compared to $186.0 million, or 50.3% of revenues, in the prior fiscal year. The higher cost of goods sold as a percentage of revenue was driven by an increase in royalty costs as a result of increased trade channel revenue, as certain bestselling book series command higher royalty rates and increased fulfillment costs across the major markets.

Other operating expenses were $161.6 million for the fiscal year ended May 31, 2019, compared to $165.9 million in the prior fiscal year. In local currencies, Other operating expenses decreased by $1.1 million. Severance expense for the fiscal year ended May 31, 2019 was $1.3 million, compared to $0.9 million in the prior fiscal year. Other operating expenses were also impacted by favorable foreign currency exchange of $5.4 million due to the strengthening of the U.S. Dollar.

Adjusted segment operating income for the fiscal year ended May 31, 2019 was $14.2 million, compared to $17.7 million in the prior fiscal year. Total local currency operating income across the Company's foreign operations decreased $2.4 million, driven by higher fulfillment and royalty costs along with increased employee-related expenses, partially offset by increased trade channel revenues compared to the prior year.

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

Overhead

Fiscal 2019 compared to fiscal 2018

Corporate overhead expense for fiscal 2019 increased by $0.5 million to $102.3 million, compared to $101.8 million in the prior fiscal year. This increase was the result of higher depreciation of $11.5 million due to building improvements and technology assets placed into service in fiscal 2019 and additional sales tax expense of $8.1 million as a result of the settlement of a legacy sales tax assessment with the State of Wisconsin. This increase was partially offset by lower impairment charges of $10.1 million and lower employee related expenses including severance and stock-based compensation of $2.1 million. In fiscal 2019, severance related expenses of $5.5 million were recognized primarily related to cost reduction and restructuring programs, compared to $6.7 million in the prior fiscal year period.

Fiscal 2018 compared to fiscal 2017

Corporate overhead expense for fiscal 2018 decreased by $22.5 million to $101.8 million, compared to $124.3 million in the prior fiscal year. The decrease was primarily related to lower employee-related expenses due in part to favorable medical claims experience and lower incentive compensation, as well as lower severance expense of $4.7 million and a decrease in unallocated costs associated with strategic technology initiatives. Severance related expenses decreased to $9.0 million, compared to $13.7 million in the prior fiscal year period. In fiscal 2018, severance related expenses of $6.7 million were recognized primarily related to cost reduction and restructuring programs. In fiscal 2017, severance related expenses included $12.0 million in cost reduction programs. The decrease in overhead expenses was partially offset by higher asset impairments of $5.3 million due to the fiscal 2018 impairment charge of $11.0 million related to legacy building improvements compared to the fiscal 2017 impairment charges related to certain website development assets of $5.7 million. A majority of the capital improvements to the Company's headquarters location in New York City were completed in fiscal 2018.

Liquidity and Capital Resources

Fiscal 2019 compared to fiscal 2018

Cash provided by operating activities was $116.4 million for the fiscal year ended May 31, 2019, compared to cash provided by operating activities of $141.5 million for the prior fiscal year, representing a decrease in cash provided by operating activities of $25.1 million. This was primarily driven by higher inventory purchases which in part were due to the Company utilizing working capital to optimize procurement opportunities related to certain capacity constraints and longer lead times with strategic printers and suppliers. The decrease was also impacted by higher royalty payments, partially offset by an increase in customer remittances related to the increase in revenues.

Cash used in investing activities was $147.3 million for the fiscal year ended May 31, 2019, compared to cash used in investing activities of $162.0 million for the prior fiscal year, representing a decrease in cash used in investing activities of $14.7 million. The decrease in cash used was primarily driven by $26.5 million in lower capital spending on the Company's headquarters building modernization project as it has now been completed, partially offset by increased prepublication spending in fiscal 2019 of $2.0 million for new print and digital core instruction products within the Education segment. In addition, cash used in investing activities increased as a result of higher acquisition-related payments in fiscal 2019 of $14.1 million from the acquisition of the majority interest in Make Believe Ideas and an equity investment in a U.S.-based production company. Although the capital improvements to the Company's headquarters location in New York City are completed, capital improvements will continue in fiscal 2020 to complete the remaining work related to preparing the newly created retail space for tenancy, including the restoration of the Mercer Street facade and development of Mercer Street facing high-end retail store fronts. The Company will also continue to incur capital spending, at reduced levels from prior fiscal periods, related to strategic technology initiatives in future fiscal periods as part of the Scholastic 2020 plan. The Company has sufficient liquidity to fund these ongoing initiatives.

Cash used in financing activities was $25.7 million for the fiscal year ended May 31, 2019, compared to cash used in financing activities of $32.0 million for the prior fiscal year, representing a decrease in cash used in financing activities of $6.3 million. The Company repurchased $18.8 million less common stock in the current fiscal year which was partially offset by lower proceeds pursuant to employee stock plans of $9.8 million and lower short-term credit facility net borrowings of $4.2 million.

Fiscal 2018 compared to fiscal 2017

Cash provided by operating activities was $141.5 million for the fiscal year ended May 31, 2018, compared to cash provided by operating activities of $141.4 million for the prior fiscal year. The lower revenues in fiscal 2018 resulted in a reduction of cash generated from earnings, which was partially offset by lower royalty payments, as a result of lower revenues primarily attributable to the decreased sales of Harry Potter-related titles, lower tax payments driven by the lower income and the timing of vendor payments.

Cash used in investing activities was $162.0 million for the fiscal year ended May 31, 2018, compared to cash used in investing activities of $92.8 million for the prior fiscal year, representing an increase in cash used in investing activities of $69.2 million. The increase in cash used was primarily driven by $55.8 million in higher capital spending related to the investment plan to create premium retail space and modernize the Company's headquarters office space and increased spending for strategic technology initiatives. In addition, the Company had higher prepublication and production capital spending of $9.2 million, primarily related to additional product publishing in the Education segment, and the absence of cash released from escrow in connection with the sale of the educational technology and services business in the prior fiscal year. The higher use of cash for investing was partially offset by lower acquisition related payments in fiscal 2019 of $5.7 million.

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

Cash Position

The Company’s cash and cash equivalents totaled $334.1 million at May 31, 2019 and $391.9 million at May 31, 2018. Cash and cash equivalents held by the Company’s U.S. operations totaled $308.7 million at May 31, 2019 and $371.1 million at May 31, 2018.

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. During the fiscal year ended May 31, 2019, the Company purchased approximately $8.5 million of its Common shares on the open market, compared to approximately $27.3 million of share purchases in the prior fiscal year.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, dividends, currently authorized Common share repurchases, debt service, planned capital expenditures and other investments. As of May 31, 2019, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $334.1 million, cash from operations, and funding available under the Loan Agreement totaling approximately $375.0 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Revolving Loan be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Additionally, the Company has short-term credit facilities of $49.5 million, less current borrowings of $7.3 million and commitments of $4.9 million, resulting in $37.3 million of current availability at May 31, 2019. Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities, and the Company does not expect to incur significant domestic borrowings to meet operating needs in fiscal 2020.

The following table summarizes, as of May 31, 2019, the Company’s contractual cash obligations by future period (see Notes 4, 5 and 13 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

				$ amounts in millions
	Payments Due By Period
Contractual Obligations	1 Year or Less	Years 2-3	Years 4-5	After Year 5	Total
Minimum print quantities	$49.2	$3.1	$1.4	$—	$53.7
Royalty advances	6.7	4.7	0.2	—	11.6
Lines of credit and short-term debt	7.3	—	—	—	7.3
Capital leases (1)	2.0	3.9	3.3	2.1	11.3
Pension and postretirement plans (2)	2.9	5.6	6.3	18.7	33.5
Operating leases	27.8	40.0	19.4	11.7	98.9
Total	$95.9	$57.3	$30.6	$32.5	$216.3

(1) Includes principal and interest.
(2) Excludes expected Medicare Part D subsidy receipts.

Financing

Loan Agreement

The Company is party to the Loan Agreement and certain credit lines with various banks. There were no outstanding borrowings under the Loan Agreement as of May 31, 2019. For a more complete description of the Loan Agreement, as well as the Company's other debt obligations, reference is made to Note 4 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

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

Item 7A | Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts which were not significant as of May 31, 2019. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of May 31, 2019:

							$ amounts in millions
	Fiscal Year Maturity							Fair Value
	2020	2021	2022	2023	2024	Thereafter	Total	2019
Debt Obligations
Lines of credit and current portion of long-term debt	$7.3	$—	$—	$—	$—	$—	$7.3	$7.3
Average interest rate	4.1%	—	—	—	—	—

Item 8 | Consolidated Financial Statements and Supplementary Data

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Statements of Operations

	(Amounts in millions, except per share data) For fiscal years ended May 31,
	2019	2018	2017
Revenues	$1,653.9	$1,628.4	$1,741.6
Operating costs and expenses:
Cost of goods sold	779.9	744.6	814.5
Selling, general and administrative expenses	781.4	765.7	777.5
Depreciation and amortization	56.1	41.4	38.7
Severance	10.6	9.9	14.9
Asset impairments	0.9	11.2	6.8
Total operating costs and expenses	1,628.9	1,572.8	1,652.4
Operating income	25.0	55.6	89.2
Interest income	5.6	3.1	1.4
Interest expense	(2.2)	(2.0)	(2.4)
Other components of net periodic benefit (cost)	(1.4)	(58.2)	(0.3)
Gain (loss) on investments and other	(1.0)	0.0	—
Earnings (loss) from continuing operations before income taxes	26.0	(1.5)	87.9
Provision (benefit) for income taxes	10.4	3.5	35.4
Earnings (loss) from continuing operations	15.6	(5.0)	52.5
Earnings (loss) from discontinued operations, net of tax	—	—	(0.2)
Net income (loss)	$15.6	$(5.0)	$52.3
Less: Net income (loss) attributable to noncontrolling interest	0.0	—	—
Net income (loss) attributable to Scholastic Corporation	$15.6	$(5.0)	$52.3

Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic:
Earnings (loss) from continuing operations	$0.44	$(0.14)	$1.51
Earnings (loss) from discontinued operations	$—	$—	$(0.00)
Net income (loss)	$0.44	$(0.14)	$1.51
Diluted:
Earnings (loss) from continuing operations	$0.43	$(0.14)	$1.48
Earnings (loss) from discontinued operations	$—	$—	$(0.01)
Net income (loss)	$0.43	$(0.14)	$1.47
Dividends declared per share of Class A and Common Stock	$0.60	$0.60	$0.60
 See accompanying notes

Consolidated Statements of Comprehensive Income (Loss)

	(Amounts in millions) For fiscal years ended May 31,
	2019	2018	2017
Net income (loss)	$15.6	$(5.0)	$52.3
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(5.2)	3.4	(5.3)
Pension and postretirement adjustments (net of tax)	1.2	35.1	(2.2)
Total other comprehensive income (loss)	$(4.0)	$38.5	$(7.5)
Comprehensive income (loss)	11.6	33.5	44.8
Less: Net income (loss) attributable to noncontrolling interest	0.0	—	—
Comprehensive income (loss) attributable to Scholastic Corporation	$11.6	$33.5	$44.8

 See accompanying notes

Consolidated Balance Sheets

(Amounts in millions) Balances at May 31,
ASSETS	2019	2018
Current Assets:
Cash and cash equivalents	$334.1	$391.9
Accounts receivable, net	250.1	204.9
Inventories, net	323.7	294.9
Prepaid expenses and other current assets	52.7	66.6
Total current assets	960.6	958.3
Noncurrent Assets:
Property, plant and equipment, net	577.7	555.6
Prepublication costs, net	70.2	55.3
Royalty advances, net	47.5	44.8
Goodwill	125.2	119.2
Noncurrent deferred income taxes	37.0	25.2
Other assets and deferred charges	60.3	67.0
Total noncurrent assets	917.9	867.1
Total assets	$1,878.5	$1,825.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$7.3	$7.9
Accounts payable	195.3	198.9
Accrued royalties	41.9	34.6
Deferred revenue	130.8	24.7
Other accrued expenses	164.8	177.9
Accrued income taxes	1.4	1.8
Total current liabilities	541.5	445.8
Noncurrent Liabilities:
Long-term debt	—	—
Other noncurrent liabilities	64.2	58.8
Total noncurrent liabilities	64.2	58.8
Commitments and Contingencies:	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 33.4 and 33.3 shares, respectively	0.4	0.4
Additional paid-in capital	620.8	614.4
Accumulated other comprehensive income (loss)	(59.7)	(55.7)
Retained earnings	1,012.6	1,065.2
Treasury stock at cost: 9.5 shares and 9.6 shares, respectively	(302.6)	(303.5)
Total stockholders' equity of Scholastic Corporation	1,271.5	1,320.8
Noncontrolling interest	1.3	—
Total stockholders’ equity	1,272.8	1,320.8
Total liabilities and stockholders’ equity	$1,878.5	$1,825.4
See accompanying notes

Consolidated Statement of Changes in Stockholders’ Equity

										(Amounts in millions)
	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at May 31, 2016	1.7	$0.0	32.7	$0.4	$600.7	$(86.7)	$1,059.8	$(316.6)	$1,257.6	$—	$1,257.6
Net Income (loss)	—	—	—	—	—	—	52.3	—	52.3	—	52.3
Foreign currency translation adjustment	—	—	—	—	—	(5.3)	—	—	(5.3)	—	(5.3)
Pension and post-retirement adjustments (net of tax of $0.4)	—	—	—	—	—	(2.2)	—	—	(2.2)	—	(2.2)
Stock-based compensation	—	—	—	—	10.1	—	—	—	10.1	—	10.1
Proceeds pursuant to stock-based compensation plans	—	—	—	—	22.5	—	—	—	22.5	—	22.5
Purchases of treasury stock at cost	—	—	(0.2)	—	—	—	—	(6.9)	(6.9)	—	(6.9)
Treasury stock issued pursuant to equity-based plans	—	—	0.9	—	(26.5)	—	—	27.2	0.7	—	0.7
Dividends	—	—	—	—	—	—	(20.9)	—	(20.9)	—	(20.9)
Balance at May 31, 2017	1.7	$0.0	33.4	$0.4	$606.8	$(94.2)	$1,091.2	$(296.3)	$1,307.9	$—	$1,307.9
Net Income (loss)	—	—	—	—	—	—	(5.0)	—	(5.0)	—	(5.0)
Foreign currency translation adjustment	—	—	—	—	—	3.4	—	—	3.4	—	3.4
Pension and post-retirement adjustments (net of tax of $20.9)	—	—	—	—	—	35.1	—	—	35.1	—	35.1
Stock-based compensation	—	—	—	—	10.7	—	—	—	10.7	—	10.7
Proceeds pursuant to stock-based compensation plans	—	—	—	—	15.8	—	—	—	15.8	—	15.8
Purchases of treasury stock at cost	—	—	(0.7)	—	—	—	—	(27.2)	(27.2)	—	(27.2)
Treasury stock issued pursuant to equity-based plans	—	—	0.6	—	(18.9)	—	—	20.0	1.1	—	1.1
Dividends	—	—	—	—	—	—	(21.0)	—	(21.0)	—	(21.0)
Balance at May 31, 2018	1.7	$0.0	33.3	$0.4	$614.4	$(55.7)	$1,065.2	$(303.5)	$1,320.8	$—	$1,320.8
Net Income (loss)	—	—	—	—	—	—	15.6	—	15.6	—	15.6
Adoption of ASC606 (net of tax of $16.0)	—	—	—	—	—	—	(47.0)	—	(47.0)	—	(47.0)
Foreign currency translation adjustment	—	—	—	—	—	(5.2)	—	—	(5.2)	—	(5.2)
Pension and postretirement adjustments (net of tax of $0.5)	—	—	—	—	—	1.2	—	—	1.2	—	1.2
Stock-based compensation	—	—	—	—	8.3	—	—	—	8.3	—	8.3
Proceeds pursuant to stock-based compensation plans	—	—	—	—	6.0	—	—	—	6.0	—	6.0
Purchases of treasury stock at cost	—	—	(0.2)	—	—	—	—	(8.5)	(8.5)	—	(8.5)
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(7.9)	—	—	9.4	1.5	—	1.5
Dividends	—	—	—	—	—	—	(21.2)	—	(21.2)	—	(21.2)
Fair value of noncontrolling interest in Make Believe Ideas Limited										1.3	1.3
Balance at May 31, 2019	1.7	$0.0	33.4	$0.4	$620.8	$(59.7)	$1,012.6	$(302.6)	$1,271.5	$1.3	$1,272.8
See accompanying notes

Consolidated Statements of Cash Flows

		(Amounts in millions) Years ended May 31,
	2019	2018	2017
Cash flows - operating activities:
Net income (loss)	$15.6	$(5.0)	$52.3
Earnings (loss) from discontinued operations, net of tax	—	—	(0.2)
Earnings (loss) from continuing operations	15.6	(5.0)	52.5
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Provision for losses on accounts receivable	7.0	9.5	11.0
Provision for losses on inventory	20.8	18.4	16.0
Provision for losses on royalty advances	6.8	4.1	4.3
Pension settlement	—	57.3	—
Amortization of prepublication and production costs	22.4	21.8	23.3
Depreciation and amortization	59.3	44.2	39.1
Amortization of pension and postretirement actuarial gains and losses	0.7	2.2	2.1
Deferred income taxes	3.3	7.7	15.5
Stock-based compensation	8.3	10.7	10.1
Income from equity investments	(5.9)	(4.8)	(5.3)
Non cash write off related to asset impairments	0.9	11.2	6.8
(Gain) loss on investments	1.0	—	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(11.9)	(12.9)	(15.2)
Inventories	(49.8)	(27.4)	(29.4)
Prepaid expenses and other current assets	15.5	(22.1)	24.9
Royalty advances	(9.8)	(7.0)	(2.3)
Accounts payable	11.8	45.9	(6.0)
Returns liability	4.5	—	—
Other accrued expenses	(19.6)	(3.1)	3.1
Accrued income taxes	(0.9)	(1.1)	1.2
Accrued royalties	7.9	(0.3)	2.9
Deferred revenue	20.1	0.2	0.8
Pension and postretirement obligations	(2.7)	(4.3)	(5.3)
Other noncurrent liabilities	6.7	(1.1)	(3.7)
Other, net	4.4	(2.6)	(4.2)
Total adjustments	100.8	146.5	89.7
Net cash provided by (used in) operating activities of continuing operations	116.4	141.5	142.2
Net cash provided by (used in) operating activities of discontinued operations	—	—	(0.8)
Net cash provided by (used in) operating activities	116.4	141.5	141.4
Cash flows - investing activities:
Prepublication and production expenditures	(38.1)	(36.1)	(26.9)
Additions to property, plant and equipment	(95.0)	(121.5)	(65.7)
Other investment and acquisition-related payments	(18.5)	(4.4)	(10.1)
Cash acquired through acquisition	4.3	—	—
Net cash provided by (used in) investing activities of continuing operations	(147.3)	(162.0)	(102.7)
Changes in restricted cash held in escrow for discontinued assets	—	—	9.9
Net cash provided by (used in) investing activities	(147.3)	(162.0)	(92.8)
See accompanying notes

Consolidated Statements of Cash Flows

		(Amounts in millions) Years ended May 31,
	2019	2018	2017
Cash flows - financing activities:
Borrowings under lines of credit	58.8	44.9	28.3
Repayments of lines of credit	(60.1)	(42.0)	(28.5)
Repayment of capital lease obligations	(1.6)	(1.3)	(1.1)
Reacquisition of common stock	(8.5)	(27.3)	(6.9)
Proceeds pursuant to stock-based compensation plans	6.0	15.8	25.4
Payment of dividends	(21.1)	(21.1)	(20.8)
Other	0.8	(1.0)	(0.5)
Net cash provided by (used in) financing activities	(25.7)	(32.0)	(4.1)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	0.3	(0.1)
Net increase (decrease) in cash and cash equivalents	(57.8)	(52.2)	44.4
Cash and cash equivalents at beginning of period	391.9	444.1	399.7
Cash and cash equivalents at end of period	$334.1	$391.9	$444.1

	2019	2018	2017
Supplemental Information:
Income tax payments (refunds)	$2.5	$14.5	$3.0
Interest paid	1.3	1.4	1.4
Non cash: Property, plant and equipment additions accrued in accounts payable	6.1	23.7	14.4
 See accompanying notes

Notes to Consolidated Financial Statements

(Amounts in millions, except share and per share data)

1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the business

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is the world’s largest publisher and distributor of children’s books, a leading provider of print and digital instructional materials for grades pre-kindergarten ("pre-K") to grade 12 and a producer of educational and entertaining children’s media. The Company creates quality books and ebooks, print and technology-based learning materials and programs, classroom magazines and other products that, in combination, offer schools, as well as parents and children, customized and comprehensive solutions to support children’s learning and reading both at school and at home. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading, learning and literacy. The Company is the leading operator of school-based book club and book fair proprietary channels. It distributes its products and services through these channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. Scholastic has operations in the United States and throughout the world including Canada, the United Kingdom, Australia, New Zealand and Asia and, through its export business, sells products in approximately 165 countries.

Basis of presentation

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Corporation and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to conform to the current year presentation.

Discontinued operations

During the twelve month periods ended May 31, 2019, 2018 and 2017, the Company did not dispose of any components of the business that would meet the criteria of discontinued operations.

Use of estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business factors and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to:

•	Accounts receivable allowance for doubtful accounts

•	Pension and other postretirement obligations

•	Uncertain tax positions

•	The timing and amount of future income taxes and related deductions

•	Inventory reserves

•	Cost of goods sold from book fair operations during interim periods based on estimated gross profit rates

•	Sales tax contingencies

•	Royalty advance reserves and royalty expense accruals

•	Impairment testing for goodwill, intangibles and other long-lived assets and investments

•	Assets and liabilities acquired in business combinations

•	Variable consideration related to anticipated returns

•	Allocation of transaction price to contractual performance obligations

Summary of Significant Accounting Policies

Revenue recognition
The Company’s revenue recognition policies for its principal businesses are as follows:

School-Based Book Clubs – Revenue from school-based book clubs is recognized upon shipment of the products.

School-Based Book Fairs – Revenues associated with school-based book fairs relate to the sale of children's books and other products to book fair sponsors. In addition, the Company employs an incentive program to encourage the sponsorship of book fairs and increase the number of fairs held each school year. The Company identifies two potential performance obligations within its school-based book fair contracts, which include the fulfillment of book fairs product and the fulfillment of product upon the redemption of incentive program credits by customers. The Company allocates the transaction price to each performance obligation and recognizes revenue at a point in time. The Company utilizes certain estimates based on historical experience, redemption patterns and future expectations related to the participation in the incentive program to determine the relative fair value of each performance obligation when allocating the transaction price. Changes in these estimates could impact the timing of the recognition of revenue. Revenue allocated to the book fair product is recognized at the point at which product is delivered to the customer and control is transferred. The revenue allocated to the incentive program credits is recognized upon redemption of incentive credits and the transfer of control of the redeemed product. Incentive credits are generally redeemed within 12 months of issuance. Payment for school-based book fairs product is due at the completion of a customer's fair.

Trade – Revenue from the sale of children’s books for distribution in the retail channel is primarily recognized when performance obligations are satisfied and control is transferred to the customer, or when the product is on sale and available to the public. For newly published titles, the Company, on occasion, contractually agrees with its customers when the publication may be first offered for sale to the public, or an agreed upon “Strict Laydown Date." For such titles, the control of the product is not deemed to be transferred to the customer until such time that the publication can contractually be sold to the public, and the Company defers revenue on sales of such titles until such time as the customer is permitted to sell the product to the public. Revenue for ebooks, which is generally the net amount received from the retailer, is recognized upon electronic delivery to the customer by the retailer. The sale of trade product includes a right of return.

Education – Revenue from the sale of educational materials is recognized upon shipment of the products, or upon acceptance of product by the customer depending on individual contractual terms. Revenues from professional development services are recognized when the services have been provided to the customer.

Film Production and Licensing – Revenue from the sale of film rights, principally for the home video and domestic and foreign television markets, is recognized when the film has been delivered and is available for showing or exploitation. Licensing revenue is recognized in accordance with royalty agreements at the time the licensed materials are available to the licensee.

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

Accounts receivable
Accounts receivable are recognized net of allowances for doubtful accounts. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for estimated bad debts are established at the time of sale and are based on an evaluation of accounts receivable aging, and, where applicable, specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience to estimate the ultimate collectability of these receivables. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. Accounts receivable allowance for doubtful accounts was $11.6 and $12.4 as of May 31, 2019 and 2018, respectively.

Estimated returns
For sales that include a right of return, the Company will estimate the transaction price and record revenues as variable consideration based on the amounts the Company expects to ultimately be entitled. In order to determine estimated returns, the Company utilizes historical return rates, sales patterns, types of products and expectations and recognizes a corresponding reduction to Revenues and Cost of goods sold. Management also considers patterns of sales and returns in the months preceding the fiscal year, as well as actual returns received subsequent to the fiscal year, available customer and market specific data and other return rate information that management believes is relevant. In addition, a refund liability is recorded within Other accrued expenses for the consideration to which the Company believes it will not ultimately be entitled and a return asset is recorded within Prepaid expenses and other current assets for the expected inventory to be returned. Actual returns could differ from the Company's estimate.

Inventories
Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or net realizable value. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates by channel, the sales patterns of its products and specifically identified obsolete inventory.

Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation and amortization are recognized on a straight-line basis over the estimated useful lives of the assets. Buildings have estimated useful life, for purposes of depreciation, of forty years. Building improvements are depreciated over the life of the improvement which typically does not exceed twenty-five years. Capitalized software, net of accumulated amortization, was $43.9 and $44.7 at May 31, 2019 and 2018, respectively. Capitalized software is amortized over a period of three to seven years. Amortization expense for capitalized software was $25.4, $16.3 and $12.9 for the fiscal years ended May 31, 2019, 2018 and 2017, respectively. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances indicate that the asset’s carrying value is not recoverable or warrant revised estimates of useful lives.

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

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term. Sublease income is recognized on a straight-line basis over the duration of each lease term. To the extent expected sublease income is less than expected rental payments the Company recognizes a loss on the difference between the present value of the minimum lease payments under each lease. The Company also receives lease payments from retail stores that utilize the Broadway-facing space of the Company's headquarters location in New York City. Lease payments received are presented as a reduction to rent expense in Selling, general and administrative expenses.

Prepublication costs
Prepublication costs are incurred in all of the Company’s reportable segments. Prepublication costs include costs incurred to create and develop the art, prepress, editorial, digital conversion and other content required for the creation of the master copy of a book or other media. Prepublication costs are amortized on a straight-line basis over a two-to-five-year period based on expected future revenues. The Company regularly reviews the recoverability of these capitalized costs based on expected future profitability.

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

Royalty advances are initially capitalized and subsequently expensed as related revenues are earned or when the Company determines future recovery through earndowns is not probable. The Company has a long history of providing authors with royalty advances and it tracks each advance earned with respect to the sale of the related publication. The royalties earned are applied first against the remaining unearned portion of the advance. Historically, the longer the unearned portion of the advance remains outstanding, the less likely it is that the Company will recover the advance through the sale of the publication. The Company applies this historical experience to its existing outstanding royalty advances to estimate the likelihood of recoveries through earndowns. Additionally, the Company’s editorial staff regularly reviews its portfolio of royalty advances to determine if individual royalty advances are not recoverable through earndowns for discrete reasons, such as the death of an author prior to completion of a title or titles, a Company decision to not publish a title, poor market demand or other relevant factors that could impact recoverability. The reserve for royalty advances was $102.9 and $97.0 as of May 31, 2019 and 2018, respectively.

Goodwill and intangible assets
Goodwill and other intangible assets with indefinite lives are not amortized and are reviewed for impairment annually as of May 31 or more frequently if impairment indicators arise.

With regard to goodwill, the Company compares the estimated fair values of its identified reporting units to the carrying values of their net assets. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair values of its identified reporting units are less than their carrying values. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the two-step goodwill impairment test. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the reporting unit, in addition to comparisons to similar companies. The Company reviews its definition of reporting units annually or more frequently if conditions indicate that the reporting units may change. The Company evaluates its operating segments to determine if there are components one level below the operating segment. A component is present if discrete financial information is available, and segment management regularly reviews the operating results of the business. If an operating segment only contains a single component, that component is determined to be a reporting unit for goodwill impairment testing purposes. If an operating segment contains multiple components, the Company evaluates the economic characteristics of these components. Any components within an operating segment that share similar economic characteristics are aggregated and deemed to be a reporting unit for goodwill impairment testing purposes. Components within the same operating segment that do not share similar economic characteristics are deemed to be individual reporting units for goodwill impairment testing purposes. The Company has seven reporting units with goodwill subject to impairment testing.

With regard to other intangibles with indefinite lives, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of the identified asset is less than its carrying value. If it is more likely than not that the fair value of the asset is less than its carrying amount, the Company performs a quantitative test. The estimated fair value is determined utilizing the expected present value of the projected future cash flows of the asset.

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

Income taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, for purposes of determining taxable income, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of such assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to be realized.

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act imposes a new minimum tax on global intangible low-taxed income ("GILTI") earned by foreign subsidiaries. The Financial Accounting Standards Board ("FASB") Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity may make an accounting policy election to either recognize deferred taxes for temporary differences expected to be reserved as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company elects to recognize the tax on GILTI as a period expense in the period the tax is incurred.

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

Advertising costs
Advertising costs are expensed by the Company as incurred. Total advertising expense was $106.8, $110.0 and $121.0 for the twelve months ended May 31, 2019, 2018 and 2017, respectively.

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

The table set forth below provides the estimated fair value of options granted by the Company during fiscal years 2019, 2018 and 2017 and the significant weighted average assumptions used in determining such fair value under the

Black-Scholes option-pricing model. The average expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the option grantees. The risk-free interest rate was based on the U.S. Treasury yield curve corresponding to the expected life in effect at the time of the grant. The volatility was estimated based on historical volatility corresponding to the expected life.

	2019	2018	2017
Estimated fair value of stock options granted	$11.97	$10.45	$12.70
Assumptions:
Expected dividend yield	1.4%	1.5%	1.5%
Expected stock price volatility	28.4%	29.8%	36.6%
Risk-free interest rate	3.0%	2.1%	1.5%
Average expected life of options	6 years	6 years	6 years

New Accounting Pronouncements

Current Fiscal Year Adoptions:

Topic 606, Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606"). ASU No. 2014-09, along with various amendments that comprise Topic 606, provide a single model for use in accounting for revenue from contracts with customers and supersedes the previous revenue recognition guidance, including certain industry-specific and transaction-specific guidance. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.

The Company adopted Topic 606 on June 1, 2018 and elected to apply Topic 606 using the modified retrospective method. The Company determined that the adoption of Topic 606 had the following impact: (i) a deferral of certain revenue associated with the Company's book fairs incentive program (reflected in Deferred revenue), (ii) recognition of a refund liability (recorded as an increase to Other accrued expenses) and a return asset (recorded as an increase to Prepaid expenses and other current assets) for the right to recover products from customers upon settling the refund liability based on expected returns and (iii) recognition of previously capitalized direct-response advertising costs as incurred, primarily related to the classroom magazines business. See Note 2, "Revenues," for a discussion of the Company's revenue recognition accounting following the adoption of Topic 606.

Forthcoming Adoptions:

ASU No. 2016-02, ASU No. 2018-10, ASU No. 2018-11 and ASU 2019-01
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes existing guidance on accounting for leases in ASC Topic 840, Leases. The amendments in this ASU, among other things, retains a dual model to account for classifying leases as either financing or operating and generally require all leases to be recorded on the balance sheet, through the recognition of right-of-use assets and corresponding lease liabilities. The lease liability should be measured at the present value of the lease payments over the lease term. The right-of-use asset should be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and lessee's initial direct costs (e.g., commissions). The guidance also requires specific qualitative and quantitative disclosures about leasing activities. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provide an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings.

A modified retrospective approach is required for adoption for all leases that exist at the date of initial application with an option to use certain practical expedients. The Company expects to use the practical expedients that allow the Company to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company additionally expects to use the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. The Company will adopt this standard at the adoption date of June 1, 2019, using the transition method that allows the Company to initially apply Topic 842 as of June 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company does not expect to recognize an adjustment to retained earnings upon adoption. The Company is also assessing the impact of Topic 842 on its internal controls over financial reporting.

The adoption of Topic 842 will have a material impact on the consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities. The Company currently expects to recognize right-of-use assets and lease liabilities related to operating leases totaling between $75.0 and $90.0 upon adoption. The adoption of Topic 842 is not expected to have a material impact on the consolidated income statement or the consolidated cash flow statement. SInce the Company is adopting Topic 842 using the transition method, the guidance will not be applied to periods prior to adoption and thus the adoption of Topic 842 will have no impact on the Company's previously reported results.

ASU 2018-15
In August 2018, the FASB issued ASU No. 2018-15, Intangibles— Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which reduces the complexity in accounting for costs of implementing a cloud computing service arrangement. This standard aligns the accounting for implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. The ASU aligns the following requirements for capitalizing implementation costs: (1) those incurred in a hosting arrangement that is a service contract and (2) those incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).

The ASU is effective for the Company in the first quarter of fiscal 2021 and the Company has elected to early adopt in the first quarter of fiscal 2020. As the Company increasingly engages third parties to provide SaaS services, the Company expects to recognize additional assets within Prepaid expenses and other assets and additional expense within Selling, general and administrative expenses related to capitalized implementation costs. In addition, these amounts will be included within the operating section of the Company's Consolidated statement of cash flows.

ASU 2018-02
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement-Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by U.S. GAAP.

The Update will be effective for the Company in the first quarter of fiscal 2020. The Company does not expect the amendments in this ASU to have a material impact on its consolidated financial position, results of operations and cash flows.

ASU 2016-13
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" (ASU 2016-13). ASU 2016-13, which was further updated and clarified by the FASB through the issuance of additional related ASUs, amends the guidance surrounding measurement and recognition of credit losses on financial assets measured at amortized cost, including trade receivables and debt securities, by requiring recognition of an allowance for credit losses expected to be incurred over an asset's lifetime based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectibility. This "expected loss" model may result in earlier recognition of credit losses than the current "as incurred" model, under which losses are recognized only upon an occurrence of an event that gives rise to the incurrence of a probable loss.

The ASU will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the impact that ASU 2016-13 will have on its consolidated financial position, results of operations and cash flows.

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

The ASU will be effective for the Company in the first quarter of fiscal 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact that ASU 2017-04 will have on its consolidated financial position, results of operations and cash flows.

2. REVENUES

Adoption of Topic 606, Revenue from Contracts with Customers

In May 2014, the FASB issued Topic 606 which provides a single accounting model for revenue from contracts with customers and supersedes the previous revenue recognition guidance, including certain industry-specific and transaction-specific guidance. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.

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

Transition

The Company applied Topic 606 to all contracts as of the date of initial adoption, June 1, 2018. The cumulative effect of adopting Topic 606 was a $47.0 decrease to the opening balance of Retained earnings as of June 1, 2018.

The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet at June 1, 2018 are as follows:

	As reported - May 31, 2018	Adjustments due to adoption		June 1, 2018
Accounts receivable, net	$204.9	$31.1	(1)	$236.0
Inventories, net	294.9	(1.9)	(2)	293.0
Prepaid expenses and other current assets	66.6	(4.3)	(2)(3)	62.3
Noncurrent deferred income taxes	25.2	16.0	(4)	41.2
Deferred revenue	24.7	86.8	(5)	111.5
Other accrued expenses	177.9	1.1	(6)	179.0
Retained earnings	1,065.2	(47.0)		1,018.2
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

Application of Topic 606 to the Current Fiscal Year

The comparative prior fiscal period information continues to be reported under the accounting standards in effect during those fiscal periods. The following table illustrates the amounts by which each income statement line item was affected by the adoption of Topic 606:

	May 31, 2019
	As reported	Adjustments		Without adoption of Topic 606
Revenues	$1,653.9	$12.8	(1)	$1,666.7
Cost of goods sold	779.9	4.0	(1)	783.9
Selling, general and administrative expenses	781.4	1.1	(2)	782.5
Depreciation and amortization	56.1	—		56.1
Severance	10.6	—		10.6
Asset Impairments	0.9	—		0.9
Operating income (loss)	25.0	7.7		32.7
Interest (income) expense, net	(3.4)	—		(3.4)
Other components of net periodic benefit (cost)	(1.4)	—		(1.4)
Gain (Loss) on investments and other	(1.0)	—		(1.0)
Provision (benefit) for income taxes	10.4	2.1	(3)	12.5
Net income (loss)	15.6	5.6		21.2
Basic earnings (loss) per share:	$0.44	$0.16		$0.60
Diluted earnings (loss) per share:	$0.43	$0.16		$0.59
(1) - Represents an additional deferral of revenue and reduction of cost of goods sold related to the issuance of book fairs incentive credits, partially offset by revenue recognized on incentive credits redeemed during the period.
(2) - Represents direct response advertising costs being expensed as incurred.
(3) - Represents the income tax impact of Topic 606 adjustments.

Estimated Returns
As of May 31, 2019, a liability for expected returns of $34.5 was recorded within Other accrued expenses on the Company's Consolidated Balance Sheet. In addition, as of May 31, 2019, a return asset of $1.6 was recorded within Prepaid expenses and other current assets for the recoverable cost of product estimated to be returned by customers.

Deferred Revenue
The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. These liabilities are recorded within Deferred revenue on the Company's Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The amount of revenue recognized during the year ended May 31, 2019 included within the opening Deferred revenue balance was $107.2.

Disaggregated Revenue Data

The following table presents the Company’s revenues disaggregated by region and channel during the year ended May 31:

	2019	2018
Book Clubs	$212.4	$224.3
Book Fairs	499.6	513.6
Trade	278.3	232.3
Total Children's Book Publishing & Distribution	990.3	970.2

Education	297.4	288.6

Major Markets(1)	254.9	258.3
Other Markets(2)	111.3	111.3
Total International	366.2	369.6
Total Revenues	$1,653.9	$1,628.4
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

•
Education includes the publication and distribution to schools and libraries of children’s books, classroom magazines, supplemental and core classroom materials and programs and related support services, and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States. This segment is comprised of three operating segments.

•
International includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses. This segment is comprised of three operating segments.

The following table sets forth information for the Company’s segments for the three fiscal years ended May 31:

	Children's Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
2019
Revenues	$990.3	$297.4	$—	$1,287.7	$366.2	$1,653.9
Bad debts	3.8	1.4	—	5.2	1.8	7.0
Depreciation and amortization(2)	23.7	9.5	41.7	74.9	6.8	81.7
Asset impairments	—	—	0.9	0.9	—	0.9
Segment operating income (loss)	82.9	30.6	(102.3)	11.2	13.8	25.0
Segment assets at May 31, 2019	523.4	214.7	887.6	1,625.7	252.8	1,878.5
Goodwill at May 31, 2019	47.0	68.2	—	115.2	10.0	125.2
Expenditures for other non-current assets(3)	75.2	22.6	77.6	175.4	13.5	188.9
Other non-current assets at May 31, 2019(3)	175.0	116.3	507.7	799.0	65.3	864.3
2018
Revenues	$970.2	$288.6	$—	$1,258.8	$369.6	$1,628.4
Bad debts	4.4	1.4	—	5.8	3.7	9.5
Depreciation and amortization(2)	23.3	7.4	29.1	59.8	6.2	66.0
Asset impairments	0.2	—	11.0	11.2	—	11.2
Segment operating income (loss)	105.8	33.9	(101.8)	37.9	17.7	55.6
Segment assets at May 31, 2018	434.8	202.4	927.9	1,565.1	260.3	1,825.4
Goodwill at May 31, 2018	40.9	68.3	—	109.2	10.0	119.2
Expenditures for other non-current assets(3)	58.6	19.2	104.5	182.3	15.3	197.6
Other non-current assets at May 31, 2018(3)	151.2	101.8	492.7	745.7	74.3	820.0
2017
Revenues	$1,061.2	$303.6	$—	$1,364.8	$376.8	$1,741.6
Bad debts	4.2	1.1	—	5.3	5.7	11.0
Depreciation and amortization(2)	24.1	6.9	24.0	55.0	7.4	62.4
Asset impairments	—	1.1	5.7	6.8	—	6.8
Segment operating income (loss)	143.5	50.3	(124.3)	69.5	19.7	89.2
Segment assets at May 31, 2017	404.5	191.8	922.2	1,518.5	241.5	1,760.0
Goodwill at May 31, 2017	40.9	68.0	—	108.9	10.0	118.9
Expenditures for other non-current assets(3)	65.3	20.1	54.5	139.9	11.5	151.4
Other non-current assets at May 31, 2017(3)	143.6	90.5	418.2	652.3	67.1	719.4

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

(3)
Other non-current assets include property, plant and equipment, prepublication assets, production assets, royalty advances, goodwill, intangible assets and investments. Expenditures for other non-current assets for the International reportable segment include expenditures for long-lived assets of $8.2, $10.0 and $6.7 for the fiscal years ended May 31, 2019, 2018 and 2017, respectively. Other non-current assets for the International reportable segment include long-lived assets of $35.9, $36.8 and $33.4 at May 31, 2019, 2018 and 2017, respectively.

4. DEBT

The following table summarizes the Company's debt as of May 31:

	Carrying Value	Fair Value	Carrying Value	Fair Value
	2019		2018
Loan Agreement:
Revolving Loan	$—	$—	$—	$—
Unsecured Lines of Credit (weighted average interest rates of 4.1% and 2.9%, respectively)	7.3	7.3	7.9	7.9
Total debt	$7.3	$7.3	$7.9	$7.9
Less: lines of credit and current portion of long-term debt	(7.3)	(7.3)	(7.9)	(7.9)
Total long-term debt	$—	$—	$—	$—

The Company's debt obligations as of May 31, 2019 have maturities of one year or less.

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

The Loan Agreement allows the Company to borrow, repay or prepay and reborrow at any time prior to the January 5, 2022 maturity date. Under the Loan Agreement, interest on amounts borrowed thereunder is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). The interest pricing under the Loan Agreement is dependent upon the Borrower’s election of a rate that is either:

•
A Base Rate equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.50% or (iii) the Eurodollar Rate for a one month interest period plus 1.00%, as well as, in each case, an applicable spread ranging from 0.175% to 0.60%, as determined by the Company’s prevailing consolidated debt to total capital ratio.

- or -

•
A Eurodollar Rate equal to the London interbank offered rate (LIBOR) plus an applicable spread ranging from 1.175% to 1.60%, as determined by the Company’s prevailing consolidated debt to total capital ratio.

As of May 31, 2019, the indicated spread on Base Rate Advances was 0.175% and the indicated spread on Eurodollar Advances was 1.175%, both based on the Company’s prevailing consolidated debt to total capital ratio.
The Loan Agreement also provides for the payment of a facility fee in respect of the aggregate amount of revolving credit commitments ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At May 31, 2019, the facility fee rate was 0.20%.
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

As of May 31, 2019 and May 31, 2018, the Company had no outstanding borrowings under the Loan Agreement. At May 31, 2019, the Company had open standby letters of credit totaling $5.3 issued under certain credit lines, including $0.4 under the Loan Agreement and $4.9 under the domestic credit lines discussed below. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at May 31, 2019, the Company was in compliance with these covenants.

Lines of Credit

As of May 31, 2019, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $25.0. There were no outstanding borrowings under these credit lines as of May 31, 2019 and May 31, 2018. As of May 31, 2019, availability under these unsecured money market bid rate credit lines totaled $20.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of May 31, 2019, the Company had various local currency credit lines, totaling $24.5, underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $7.3 at May 31, 2019 at a weighted average interest rate of 4.1%, compared to outstanding borrowings of $7.9 at May 31, 2018 at a weighted average interest rate of 2.9%. As of May 31, 2019, amounts available under these facilities totaled $17.2. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

5. COMMITMENTS AND CONTINGENCIES

Lease obligations

The Company leases warehouse space, office space and equipment under various capital and operating leases over periods ranging from one to ten years. Certain of these leases provide for scheduled rent increases based on price-level factors. The Company generally does not enter into leases that call for contingent rent. In most cases, the Company expects that, in the normal course of business, leases will be renewed or replaced. Net rent expense relating to the Company’s non-cancelable operating leases for the fiscal years ended May 31, 2019, 2018 and 2017 was $22.8, $26.0 and $24.9, respectively. Net rent expense represents rent expense reduced for sublease and rental income.

Amortization of assets under capital leases for buildings and equipment was $1.6, $1.3 and $1.1 for the fiscal years ended May 31, 2019, 2018 and 2017, respectively, and is included in Depreciation and amortization expense.

The following table sets forth the aggregate minimum future annual rental commitments at May 31, 2019 under non-cancelable operating and capital leases for the fiscal years ending May 31:

	Operating Leases	Capital Leases
2020	$27.8	$2.0
2021	22.3	2.0
2022	17.7	1.9
2023	12.3	1.7
2024	7.1	1.6
Thereafter	11.7	2.1
Total minimum lease payments	$98.9	$11.3
Less: amount representing interest		(1.2)
Present value of net minimum capital lease payments		$10.1
Less: current maturities of capital lease obligations		(1.7)
Long-term capital lease obligations		$8.4

Other Commitments

The following table sets forth the aggregate minimum future contractual commitments at May 31, 2019 relating to royalty advances and minimum print quantities for the fiscal years ending May 31:

	Royalty Advances	Minimum Print Quantities
2020	$6.7	$49.2
2021	2.6	1.7
2022	2.1	1.4
2023	0.2	1.4
2024 and thereafter	—	—
Total commitments	$11.6	$53.7

The Company had open standby letters of credit of $5.3 issued under certain credit lines as of May 31, 2019 and 2018, in support of its insurance programs. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to their expiration.

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

On June 21, 2018, the U.S. Supreme Court issued its opinion in South Dakota v. Wayfair, Inc. et. al., reversing prior precedent, in particular Quill Corp. v. North Dakota (1992), which held that states could not constitutionally require retailers to collect and remit sales or use taxes in respect to mail order or internet sales made to residents of a state in the absence of the retailer having a physical presence in the taxing state. As a result, the Company will now have an obligation, at least on a going forward basis, to collect and remit sales and use taxes, primarily in respect to sales made through its school book club channel, as well as certain sales made through its ecommerce internet sites, to residents in states that the Company has not previously remitted sales or use taxes based on its having no physical presence in such states. In the majority opinion, several factors were discussed in support of the Court’s reasoning that the collection of sales and use taxes from out-of-state retailers did not constitute an undue burden on interstate commerce, including the fact that South Dakota did not require retroactive application of its statute. However, the question of retroactive application, as well as certain other factors noted in the opinion are subject to how the states, on a state-by-state basis, interpret and apply the Court’s decision in their implementation of their respective state laws or regulations addressing the collection of sales and use taxes from out-of-state retailers. As a result, how the decision will affect the Company will depend on the positions taken by the states, on a state-by-state basis, relating to the retroactive application of the obligation to collect such taxes, as well as other factors noted in the opinion. The Company is not in a position at this time to determine or estimate the probable effect of the Court’s decision for retroactive application. However, depending on the positions taken by the respective states, the number of states taking such positions and the time periods for retroactive application, as well as the treatment by the states of other factors noted in the Court’s opinion, the Company could be significantly impacted by the states’ interpretations and applications of the Court’s decision. As of May 31, 2019, the Company’s school book club channel remitted sales taxes in 39 states. Any on-going or future litigation with states relating to sales and use taxes could be impacted favorably or unfavorably by the Court’s decision in future fiscal periods.

6. INVESTMENTS

Included in Other assets and deferred charges in the Company’s Consolidated Balance Sheets were investments of $29.4 and $31.1 at May 31, 2019 and May 31, 2018, respectively.

The Company’s 26.2% equity interest in a children’s book publishing business located in the UK is accounted for using the equity method of accounting. Equity method income from this investment is reported in the International segment. The net carrying value of this investment was $23.4 and $20.5 at May 31, 2019 and May 31, 2018, respectively.

In April 2019, the Company acquired an equity investment for $6.0, which provided a 4.6% ownership interest in a financing and production company that will make film, television, and digital programming designed for the youth market. This equity investment does not have a readily determinable fair value and the Company has elected to apply the measurement alternative, and report this investment at cost, less impairment, on the Company's Consolidated Balance Sheets. There have been no impairments or adjustments to the carrying value of this investment.

The Company has other equity and cost method investments with a net carrying value of less than $0.1 and less than $0.1 at May 31, 2019 and May 31, 2018, respectively.

In fiscal 2018, the Company's 48.5% equity interest in Make Believe Ideas Limited ("MBI"), a UK-based children's book publishing company, was accounted for using the equity method of accounting. As of May 31, 2019, this entity is fully consolidated and the Company no longer has an equity method investment related to MBI due to the additional equity interest acquired in fiscal 2019. Reference is made to Note 9, "Acquisitions," for details of the transaction and the related accounting. In fiscal 2018, equity method income from this investment was reported in the International segment. The net carrying value of this investment was $10.6 at May 31, 2018.

Income from equity investments reported in Selling, general and administrative expenses in the Consolidated Statements of Operations totaled $5.9 for the year ended May 31, 2019, $4.8 for the year ended May 31, 2018 and $5.3 for the year ended May 31, 2017.

7. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes the major classes of assets at cost and accumulated depreciation for the fiscal years ended May 31:

	2019	2018
Land	$79.1	$78.9
Buildings	239.1	240.0
Capitalized software	204.0	158.7
Furniture, fixtures and equipment	213.9	215.5
Building and leasehold improvements	212.2	202.7
Total at cost	$948.3	$895.8
Less Accumulated depreciation and amortization	(370.6)	(340.2)
Property, plant and equipment, net	$577.7	$555.6

Depreciation and amortization expense related to property, plant, and equipment was $56.2, $41.8 and $36.2 for the fiscal years ended May 31, 2019, 2018 and 2017, respectively. For the twelve months ended May 31, 2019 and May 31, 2018, the Company capitalized $72.5 and $99.6 of building and leasehold improvements and capitalized software. The Company's construction in progress was $46.8 and $59.3 as of May 31, 2019 and 2018, respectively, related to building and leasehold improvements and capitalized software.

In fiscal 2019, the Company recognized pretax impairment charges of $0.9 related to the abandonment of legacy building improvements. In fiscal 2018, the Company recognized pretax impairment charges of $11.0 related to the abandonment of legacy building improvements and an impairment of $0.2 related to book fairs trucks. In fiscal 2017 the Company recognized a pretax impairment charge related to certain website development assets of $5.7.

8. GOODWILL AND OTHER INTANGIBLES

The following table summarizes the activity in Goodwill for the fiscal years ended May 31:

	2019	2018
Gross beginning balance	$158.8	$158.5
Accumulated impairment	(39.6)	(39.6)
Beginning balance	$119.2	$118.9
Additions	6.3	—
Foreign currency translation	(0.3)	0.2
Other	—	0.1
Ending balance	$125.2	$119.2

In fiscal 2019, the Company completed the purchase of a majority-ownership position in MBI, a UK-based children's book publishing business, resulting in the recognition of $6.3 of Goodwill. See Note 9, "Acquisitions," for more information. There were no impairment charges related to Goodwill in any of the periods presented.

The following table summarizes Other intangibles for the fiscal years ended May 31:

	2019	2018
Other intangibles subject to amortization - beginning balance	$10.1	$9.0
Additions	4.5	3.3
Other	0.6	—
Amortization expense	(2.8)	(2.1)
Foreign currency translation	(0.2)	(0.1)
Total other intangibles subject to amortization, net of accumulated amortization of $26.9 and $24.1, respectively	$12.2	$10.1

Total other intangibles not subject to amortization	2.1	2.1
Total other intangibles	$14.3	$12.2

In fiscal 2019 the Company completed the purchase of a majority interest in a UK-based children's book publishing business, which resulted in $3.9 of amortizable intangible assets. In fiscal 2019, the Company also purchased a U.S.-based book fair business resulting in $0.3 of amortizable intangible assets and a UK-based book clubs business resulting in $0.3 of amortizable intangible assets. In fiscal 2018, the Company purchased two U.S.-based book fair businesses resulting in $1.8 of amortizable intangible assets and a UK-based book distribution business resulting in $1.5 of amortizable intangible assets.

Amortization expense for Other intangibles totaled $2.8, $2.1 and $2.5 for the fiscal years ended May 31, 2019, 2018 and 2017, respectively.

The following table reflects the estimated amortization expense for intangibles for future fiscal years ending May 31:

2020	$3.1
2021	2.7
2022	2.4
2023	1.1
2024	0.8
Thereafter	2.1

Intangible assets with indefinite lives consist principally of trademark and tradename rights. Intangible assets with definite lives consist principally of customer lists, intellectual property, tradenames and other agreements. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 5.5 years.

9. ACQUISITIONS

Make Believe Ideas Limited
On March 27, 2019, the Company completed the acquisition of a majority ownership interest in Make Believe Ideas Limited, a UK-based children's book publishing company, by acquiring an additional 46.5% of equity interest in MBI to bring the Company's total ownership interest to 95.0%. Prior to March 27, 2019, the Company accounted for its 48.5% equity interest under the equity method of accounting. In connection with the acquisition, the carrying value of the pre-existing equity-method investment was remeasured to a fair value of $12.1, resulting in the recognition of a gain of $0.1. The fair value was estimated using future operating cash flow projections that were discounted at a rate of 17.0%, which accounted for the relative risks of the estimated future cash flows. The Company classified this as a Level 3 fair value measurement due to the use of these significant unobservable inputs. Additionally, a loss of $1.0 was recorded related to the recognition of accumulated foreign currency translation adjustments previously recorded within accumulated other comprehensive income (loss).
The founder and chief executive officer of MBI, retains a 5.0% non-controlling ownership interest in MBI, which was assigned a fair value of $1.3. The Company fully consolidated MBI as of the acquisition date, and the 5.0% non-controlling interest is classified within stockholder's equity. The results of operations subsequent to the acquisition date are included in the Children's Book Publishing and Distribution segment.
The Company accounted for the acquisition of the additional ownership interest as a business combination under the acquisition method of accounting. The acquisition date fair value of the consideration for the additional 46.5% interest was $4.6, consisting of $7.6 net cash paid and the elimination of a $3.0 pre-acquisition payable owed to MBI by the Company. As part of the business combination, the Company determined that the fair value of 100% of MBI was $22.3. Estimated fair values were assigned to the assets and liabilities acquired, including inventory, receivables, payables and a trade name. The Company utilized internally-developed discounted cash flow forecasts to determine the estimated fair value of the trade name of $3.9 and has therefore classified this as a Level 3 fair value measurement. As a result of this acquisition, $6.3 of goodwill was assigned to the Company’s Children's Book Publishing and Distribution segment, which will not be deductible for tax purposes.
Other Acquisitions
In fiscal 2019, the Company purchased a U.S.-based book fair business and a UK-based book clubs business resulting in $0.6 of amortizable intangible assets. The results of operations of these businesses subsequent to the acquisitions were included in the Children's Book Publishing and Distribution and International segments, respectively.
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
The transactions in fiscal 2019 and 2018 were not determined to be material individually, or in the aggregate, to the Company's results and therefore pro forma financial information is not presented.
10. TAXES

The components of Earnings (loss) from continuing operations before income taxes for the fiscal years ended May 31 were:

	2019	2018	2017
United States	$8.7	$(18.4)	$78.7
Non-United States	17.3	16.9	9.2
Total	$26.0	$(1.5)	$87.9

The provision for income taxes from continuing operations for the fiscal years ended May 31 consisted of the following components:

	2019	2018	2017
Current
Federal	$(0.2)	$(3.6)	$8.3
State and local	4.8	0.7	1.8
Non-United States	2.8	4.9	5.4
Total Current	$7.4	$2.0	$15.5

Deferred
Federal	$1.1	$5.0	$17.7
State and local	3.1	(3.5)	2.2
Non-United States	(1.2)	—	—
Total Deferred	$3.0	$1.5	$19.9

Total Current and Deferred	$10.4	$3.5	$35.4

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% and imposed a new minimum tax on Global Intangible Low-Taxed Income ("GILTI") earned by foreign subsidiaries. In accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which was also included in ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which was adopted by the Company upon issuance, any adjustments of the Company's provisional tax expense are recorded as a change in estimate. During the third quarter of fiscal 2019, the Company finalized the provisional calculation resulting in a period-to-date adjustment of $0.3 to the Company’s recorded provisional tax expense, representing an expense of $0.2 in the second fiscal quarter and tax benefit of $0.5 in the third fiscal quarter. Despite the completion of the Company’s accounting for the Tax Cuts and Jobs Act under SAB 118, many aspects of the law remain unclear and the Company expects ongoing guidance to be issued at both the federal and state levels and it will continue to monitor and assess the impact of any new developments.

Effective Tax Rate Reconciliation

A reconciliation of the significant differences between the effective income tax rate and the federal statutory rate on Earnings (loss) from continuing operations before income taxes for the fiscal years ended May 31 was as follows:

	2019	2018	2017
Computed federal statutory provision	21.0%	29.2%	35.0%
State income tax provision, net of federal income tax benefit	25.7	37.1	3.3
Difference in effective tax rates on earnings of foreign subsidiaries	2.3	(1.3)	—
GILTI inclusion	3.4	—	—
Charitable contributions	(0.6)	28.6	(0.3)
Tax credits	(3.1)	42.8	(0.5)
Valuation allowances	2.3	68.1	0.1
Uncertain positions	(6.3)	110.3	2.9
Remeasurement of deferred tax balances	—	(371.3)	—
Permanent differences	0.1	(177.6)	(0.3)
Other - net	(4.8)	0.8	0.1
Effective tax rates	40.0%	(233.3)%	40.3%
Total provision for income taxes	$10.4	$3.5	$35.4

The effective tax rate for the fiscal year ended May 31, 2019 was impacted by a reduction in the federal statutory rate under the Tax Cuts and Jobs Act, as the new rate was applicable to the entire current fiscal year period. The Company's income tax expense for the fiscal period includes $0.9 of expense related to GILTI, partially offset by applicable deductions and foreign tax credits. The Company's state income tax expense was primarily impacted by variations in state earnings and corresponding state net operating carryforwards.

The effective tax rate for the fiscal year ended May 31, 2018 was impacted by the loss from continuing operations before income taxes of $1.5, which included a pre-tax change of $57.3 related to the settlement of the Company's domestic defined benefit pension plan. The effective tax rate was also impacted by a reduction in the federal statutory rate under the Tax Cuts and Jobs Act, for a portion of the prior fiscal year period, and the re-measurement of the Company's U.S. deferred tax balances, resulting in $5.7 of additional tax provision.

Unremitted Earnings

The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested. The Company is permanently reinvested in certain foreign subsidiaries representing a portion of the Company's investments in foreign subsidiaries. Any required adjustment to the income tax provision would be reflected in the period that the Company changes this assessment. As of May 31, 2019, there have been no changes to this assessment.

Deferred Taxes

The significant components for deferred income taxes for the fiscal years ended May 31 were as follows:

	2019	2018
Deferred tax assets:
Tax uniform capitalization	$12.8	$9.6
Prepublication expenses	1.2	0.7
Inventory reserves	15.1	15.0
Allowance for doubtful accounts	1.9	2.2
Deferred revenue	23.5	—
Other reserves	17.2	16.9
Postretirement, post employment and pension obligations	6.0	7.1
Tax carryforwards	31.8	26.9
Other - net	13.7	13.7
Gross deferred tax assets	$123.2	$92.1
Valuation allowance	(25.7)	(25.1)
Total deferred tax assets	$97.5	$67.0
Deferred tax liabilities:
Prepaid expenses	(0.2)	(0.4)
Depreciation and amortization	(60.3)	(41.4)
Total deferred tax liability	$(60.5)	$(41.8)
Total net deferred tax assets	$37.0	$25.2

The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, duration of statutory carryforward periods, tax planning strategies and historical experience. For the fiscal year ended May 31, 2019, the valuation allowance increased by $0.6, driven by an increase to the valuation allowance of $3.9, partially offset by $3.3 of valuation allowance releases. For the fiscal year ended May 31, 2018, the valuation allowance increased by $0.3, driven by increases to the valuation allowance of $1.9, partially offset by $1.3 of valuation allowance releases and other items. For the fiscal year ended May 31, 2019, the Company has state and foreign net operating loss carryforwards of $60.0 and $117.4, respectively. Certain state net operating loss carryforwards, if not utilized, expire at various times, primarily between fiscal year 2020 and fiscal year 2039. Certain foreign net operating loss carryforwards, if not utilized, expire at various times, primarily between fiscal year 2020 and fiscal year 2025.

Unrecognized tax benefits

The benefits of uncertain tax positions are recorded in the financial statements only after determining a more likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities, in which case such benefits are included in long-term income taxes payable and reduced by the associated federal deduction for state taxes and non-U.S. tax credits. The interest and penalties related to these uncertain tax positions are recorded as part of the Company’s income tax expense and constitute part of Other noncurrent liabilities on the Company’s Consolidated Balance Sheets.

The total amount of unrecognized tax benefits at May 31, 2019, 2018, and 2017 were $9.0, excluding $1.4 accrued for interest and penalties, $10.1, excluding $1.8 accrued for interest and penalties, and $14.1, excluding $1.7 accrued for interest and penalties, respectively. Of the total amount of unrecognized tax benefits at May 31, 2019, 2018, and 2017, $9.0, $10.1 and $14.1, respectively, would impact the Company’s effective tax rate.

During the years presented, the Company recognized interest and penalties related to unrecognized tax benefits in the provision for taxes in the Consolidated Financial Statements. The Company recognized a benefit of $0.4, an expense of $0.1, and a benefit of $0.6 for the years ended May 31, 2019, 2018, and 2017, respectively.

The table below presents a reconciliation of the unrecognized tax benefits for the fiscal years indicated:

Gross unrecognized benefits at May 31, 2016	$17.9
Decreases related to prior year tax positions	(6.3)
Increase related to prior year tax positions	0.1
Increases related to current year tax positions	3.0
Settlements during the period	(0.6)
Lapse of statute of limitation	—
Gross unrecognized benefits at May 31, 2017	$14.1
Decreases related to prior year tax positions	(2.6)
Increase related to prior year tax positions	0.4
Increases related to current year tax positions	0.5
Settlements during the period	(1.9)
Lapse of statute of limitation	(0.4)
Gross unrecognized benefits at May 31, 2018	$10.1
Decreases related to prior year tax positions	(1.1)
Increase related to prior year tax positions	0.2
Increases related to current year tax positions	0.7
Settlements during the period	(0.2)
Lapse of statute of limitation	(0.7)
Gross unrecognized benefits at May 31, 2019	$9.0

Unrecognized tax benefits for the Company decreased by $1.1 for the year ended May 31, 2019 and decreased by $4.0 for the year ended May 31, 2018. Although the timing of the resolution and/or closure on audits is uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next twelve months. However, given the number of years remaining subject to examination and the number of matters being examined, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

Income Tax Returns

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities and the fiscal 2015 through fiscal 2018 tax years remain open. In the current fiscal year, there were settlements of audits with taxing authorities. In the prior fiscal year, the Company reached a settlement with the Internal Revenue Service related to the audit of fiscal 2014.

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

On June 21, 2018, the U.S. Supreme Court issued its opinion in South Dakota v. Wayfair, Inc. et. al., reversing prior precedent, in particular Quill Corp. v. North Dakota (1992), which held that states could not constitutionally require retailers to collect and remit sales or use taxes in respect to mail order or internet sales made to residents of a state in the absence of the retailer having a physical presence in the taxing state. As a result, the Company now has an obligation, at least on a going forward basis, to collect and remit sales and use taxes, primarily in respect to sales made through its school book club channel, as well as certain sales made through its ecommerce internet sites, to residents in states that the Company has not previously remitted sales or use taxes based on its having no physical presence in such states. As of May 31, 2019, the Company’s school book club channel was remitting sales taxes in 39 states. Any on-going or future litigation with states relating to sales and use taxes could be impacted favorably or unfavorably by the Court’s decision in future fiscal periods.

The Company entered into a settlement with the State of Wisconsin in order to resolve legacy sales and use tax assessments for fiscal years 2003 through 2014. The Company recorded $8.1 of expense in the current fiscal year in the Overhead segment.

11. CAPITAL STOCK AND STOCK-BASED AWARDS

Class A Stock and Common Stock

Capital stock consisted of the following as of May 31, 2019:

	Class A Stock	Common Stock	Preferred Stock
Authorized	4,000,000	70,000,000	2,000,000
Reserved for Issuance	—	8,501,147	—
Outstanding	1,656,200	33,410,323	—

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

The Company issues shares of Common Stock from its Treasury stock to meet its share-based payment requirements, net of shares required to be withheld to cover the recipient's tax obligations.

Preferred Stock

The Preferred Stock may be issued in one or more series, with the rights of each series, including voting rights, to be determined by the Board before each issuance. To date, no shares of Preferred Stock have been issued.

Stock-based awards

Common Stock Options
At May 31, 2019, the Company maintained four stockholder-approved stock-based compensation plans with regard to the Common Stock:

•	Scholastic Corporation 2001 Stock Incentive Plan (the “2001 Plan”), under which no further awards can be made;

•	Scholastic Corporation 2011 Stock Incentive Plan (the “2011 Plan”);

•	Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (the “2007 Directors Plan”), under which no further grants can be made; and

•	Scholastic Corporation 2017 Outside Directors Stock Incentive Plan (the “2017 Directors Plan”)

The 2011 Plan was adopted in July 2011 and provides for the issuance of incentive stock options, non-qualified stock options, restricted stock and other stock-based awards. On September 24, 2014, the stockholders approved the second amendment to the 2011 Plan increasing the shares available for issuance pursuant to awards granted under the 2011 plan by 2,475,000 shares. On September 26, 2018, the stockholders approved the third amendment to the 2011 Plan increasing the shares available for issuance pursuant to awards granted under the 2011 plan by 2,540,000 shares, for a total of 7,115,000 shares.

The Company’s stock-based awards vest over periods not exceeding four years. Provisions in the Company’s stock-based compensation plans allow for the acceleration of vesting for certain retirement-eligible employees, as well as for certain other events.

At May 31, 2019, non-qualified stock options to purchase 99,976 shares and 2,706,248 shares of Common Stock were outstanding under the 2001 Plan and the 2011 Plan, respectively. During fiscal 2019, 339,602 options were granted under the 2011 Plan at a weighted average exercise price of $42.76.

At May 31, 2019, 2,869,821 shares of Common Stock were available for additional awards under the 2011 Plan.

In September 2007, the stockholders approved the 2007 Outside Directors Plan. From September 2007 through September 2011, the 2007 Directors Plan provided for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of non-qualified stock options to purchase 3,000 shares of Common Stock at a purchase price per share equal to the fair market value of a share of Common Stock on the date of grant and 1,200 restricted stock units. In July 2012, the Board approved an amended and restated 2007 Outside Directors Stock Incentive Plan (the “Amended 2007 Directors Plan”), which was approved by the stockholders in September 2012 and provided for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of stock options and restricted stock units with a value equal to a fixed dollar amount. Such dollar amount, as well as the split of such amount between stock options and restricted stock units, were determined annually by the Board (or committee designated by the Board) in advance of the grant date. The value of the stock option portion of the annual grant is determined based on the Black-Scholes option pricing method, with the exercise price being the fair market value of the Common Stock on the grant date, and the value of the restricted stock unit portion is the fair market value of the Common Stock on the grant date.

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

In September 2017, the stockholders approved the 2017 Directors Plan. The 2017 Directors Plan reserved for issuance 400,000 shares of Common Stock. The 2017 Directors Plan also provides for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of stock options and restricted stock units with a value equal to a fixed dollar amount. Such dollar amount, as well as the split of such dollar amount between stock options and restricted stock units, is determined annually by the Board (or Committee designated by the Board) in advance of the grant date. In July 2018, the Board approved the fiscal 2019 grant to each non-employee director, on the date of the 2018 annual meeting of stockholders, of stock options and restricted stock units having a combined value, as determined by the Board, of ninety thousand dollars (based on the fair market value on the date of grant), with 60% of such award to be awarded as restricted stock units and 40% of such award to be awarded as stock options.

On September 26, 2018, an aggregate of 18,767 options at an exercise price of $43.07 per share and 8,771 restricted stock units were granted to the non-employee directors under the 2017 Directors Plan. As of May 31, 2019, non-qualified stock options to purchase 98,394 shares and 37,511 shares were outstanding under the 2007 Plan and the 2017 Plan, respectively.

Class A Options - The Scholastic Corporation 2004 Class A Stock Incentive Plan (the “Class A Plan”) provided for the grant to Richard Robinson, the Chief Executive Officer of the Corporation as of the effective date of the Class A Plan, of options to purchase Class A Stock (the “Class A Options”). As of May 31, 2019, there were 244,506 shares issued upon exercise of options granted under the Class A Plan, no Class A Options outstanding under the Class A Plan, and no shares of Class A Stock remaining available for additional awards under the Class A Plan.

Common Stock Options - Generally, options granted under the various plans may not be exercised for a minimum of one year after the date of grant and expire approximately ten years after the date of grant. The intrinsic value of certain stock options is deductible, if compliant with current tax law, by the Company for tax purposes upon exercise. The Company amortizes the fair value of stock options as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment for certain retirement-eligible employees, as well as in certain other events.

The following table sets forth the intrinsic value of stock options exercised, pretax stock-based compensation cost and related tax benefits for the Class A Stock and Common Stock plans for the fiscal years ended May 31:

	2019	2018	2017
Total intrinsic value of stock options exercised	$2.1	$5.0	$11.0
Total stock-based compensation cost (pretax)	8.3	10.7	10.1
Tax benefits (shortfalls) related to stock-based compensation cost	0.5	(0.2)	0.8
Weighted average grant date fair value per option	$11.97	$10.45	$12.70

Pretax stock-based compensation cost is recognized in Selling, general and administrative expenses. As of May 31, 2019, the total pretax compensation cost not yet recognized by the Company with regard to outstanding unvested stock options was $2.4. The weighted average period over which this compensation cost is expected to be recognized is 2.0 years.

The following table sets forth the stock option activity for the Common Stock plans for the fiscal year ended May 31, 2019:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at May 31, 2018	2,822,126	$35.52
Granted	358,369	42.77
Exercised	(214,273)	31.87
Expired, canceled and forfeited	(24,093)	42.02
Outstanding at May 31, 2019	2,942,129	$36.62	6.3	$3.6
Exercisable at May 31, 2019	1,799,534	$34.14	5.0	$3.6

Restricted Stock Units – In addition to stock options, the Company has issued restricted stock units to certain officers and key executives under the 2011 Plan. The restricted stock units automatically convert to shares of Common Stock on a one-for-one basis as the award vests, which is typically over a four-year period beginning thirteen months from the grant date and thereafter annually on the anniversary of the grant date. There were 39,805 shares of Common Stock issued upon vesting of restricted stock units during fiscal 2019. The Company measures the value of restricted stock units at fair value based on the number of units granted and the price of the underlying Common Stock on the grant date. The Company amortizes the fair value of outstanding restricted stock units as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances.

The following table sets forth the restricted stock unit award activity for the fiscal years ended May 31:

	2019	2018	2017
Granted	82,044	68,089	52,331
Weighted average grant date price per unit	$42.86	$38.97	$39.22

As of May 31, 2019, the total pretax compensation cost not yet recognized by the Company with regard to unvested restricted stock units was $2.1. The weighted average period over which this compensation cost is expected to be recognized is 1.8 years.

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

The following table sets forth the MSPP Stock Unit activity for the fiscal years ended May 31:

	2019	2018	2017
MSPP Stock Units allocated	17,239	73,965	42,565
Purchase price per unit	$30.48	$28.76	$28.49

At May 31, 2019, there were 270,236 shares of Common Stock remaining authorized for issuance under the MSPP.

As of May 31, 2019, the total pretax compensation cost not yet recognized by the Company with regard to unvested MSPP Stock Units under the MSPP was less than $0.1. The weighted average period over which this compensation cost is expected to be recognized is less than 1.0 year.

The following table sets forth the restricted stock unit and MSPP Stock Unit activity for the year ended May 31, 2019:

	Restricted stock units and MSPP stock units	Weighted Average grant date fair value
Nonvested as of May 31, 2018	298,094	$21.78
Granted	99,283	37.07
Vested	(107,315)	25.19
Forfeited	(2,498)	42.02
Nonvested as of May 31, 2019	287,564	$25.61

The total fair value of shares vested during the fiscal years ended May 31, 2019, 2018 and 2017 was $2.7, $3.6 and $2.1, respectively.

Employee Stock Purchase Plan - The Company maintains an Employee Stock Purchase Plan (“ESPP”), which is offered to eligible United States employees. The ESPP permits participating employees to purchase Common Stock, with after-tax payroll deductions, on a quarterly basis at a 15% discount from the closing price of the Common Stock on NASDAQ. The purchase of Common Stock occurs on the last business day of the calendar quarter. The Company recognizes the discount on the Common Stock issued under the ESPP as stock-based compensation expense in the quarter in which the employees participated in the plan.

The following table sets forth the ESPP share activity for the fiscal years ended May 31:

	2019	2018	2017
Shares issued	48,000	50,516	42,799
Weighted average purchase price per share	$36.25	$33.74	$35.58

At May 31, 2019, there were 421,953 shares of Common Stock remaining authorized for issuance under the ESPP.

12. TREASURY STOCK

The Company has authorizations from the Board of Directors to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions, as summarized in the table below:

Authorizations	Amount
July 2015	$50.0
March 2018	50.0
Total current Board authorizations	$100.0
Less repurchases made under the authorizations as of May 31, 2019	$(47.2)
Remaining Board authorization at May 31, 2019	$52.8

Total current Board authorizations represents the amount remaining under the Board authorization for Common share repurchases on July 22, 2015 and the current $50.0 Board authorization for Common share repurchases announced on March 21, 2018, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions. During the twelve months ended May 31, 2019, the Company repurchased approximately 0.2 million shares on the open market for approximately $8.5 at an average cost of $39.42 per share. The Company’s repurchase program may be suspended at any time without prior notice.

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

The Company had a cash balance retirement plan (the “U.S. Pension Plan”), which covered the majority of United States employees who met certain eligibility requirements. On July 20, 2016, the Board approved the termination of the U.S. Pension Plan, as it was determined that the on-going costs of maintaining the U.S. Pension Plan were growing at a greater rate than the benefit delivered to the Company’s participating and former employees. In fiscal 2018, the U.S. Pension Plan made $37.8 of lump sum benefit payments to vested plan participants. The Company completed the final step in the distribution of the U.S. Pension Plan assets to participants by purchasing group annuity contracts for the remaining U.S. Pension Plan participants (the "U.S. Pension Plan Termination"). The total cost of these contracts was $86.3, paid to the respective insurers on February 21, 2018. The net funded asset position of the U.S. Pension Plan had previously included the value of the insurance contracts and lump sums settled prior to the purchase of such contracts. The U.S. Pension Plan's asset balance was sufficient to fund the purchase of these insurance contracts as well as any remaining benefit obligations and plan related operating expenses, with no additional cost to the Company as the plan sponsor. As a result, a remeasurement was completed on the final settlement date and a non-cash, pre-tax settlement expense of $57.3 was recognized in fiscal 2018 as a final settlement charge in the Company's consolidated statement of operations in Other components of net periodic benefit (cost).

Postretirement Benefits

The Company provides postretirement benefits to eligible retired United States-based employees (the “Postretirement Benefits”) consisting of certain healthcare and life insurance benefits. Employees may become eligible for these benefits after completing certain minimum age and service requirements. Effective June 1, 2009, the Company modified the terms of the Postretirement Benefits, effectively excluding a large percentage of employees from the plan. The Company’s postretirement benefit plan has a measurement date of May 31.

In the second quarter of fiscal 2019, the Company made a change in benefits for certain postretirement benefit plan participants. Beginning January 1, 2019, the plan established Health Reimbursement Accounts (HRAs) to provide certain participants with additional flexibility to choose healthcare options based on individual needs. As a result of this change, the Company remeasured its Postretirement Benefit obligation as of November 30, 2018, and recognized a reduction of $2.7 to its benefit obligation and a reduction to its accumulated comprehensive loss of $2.7 in the second quarter of fiscal 2019. The related prior service credit will be amortized as a Component of net periodic benefit (cost) over the average remaining life expectancy of plan participants of approximately 13 years.

The Medicare Prescription Drug, Improvement and Modernization Act (the “Medicare Act”) introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy of 28% to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D. The Company has determined that the Postretirement Benefits provided to its retiree population are in aggregate the actuarial equivalent of the benefits under Medicare Part D. As a result, in fiscal 2019, 2018 and 2017, the Company recognized a cumulative reduction of its accumulated postretirement benefit obligation of $1.5, $2.3 and $2.5, respectively, due to the Federal subsidy under the Medicare Act.

The following table sets forth the weighted average actuarial assumptions utilized to determine the benefit obligations for the U.S. Pension Plan and the UK Pension Plan (collectively the “Pension Plans”), including the Postretirement Benefits, at May 31:

	U.S. Pension Plan			UK Pension Plan			Postretirement Benefits
	2019 *	2018	2017	2019	2018	2017	2019		2018		2017
Weighted average assumptions used to determine benefit obligations:
Discount rate	*	—%	2.4%	2.3%	2.6%	2.5%	3.6%		4.0%		3.7%
Rate of compensation increase	*	—	—	4.1%	3.9%	4.1%	—		—		—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate (1)	*	2.3%	3.5%	2.4%	2.5%	3.5%	3.7%		3.7%		3.7%
Expected short-term return on plan assets (2)	*	4.8%	4.8	—	—	—	—	—	—	—	—
Expected long-term return on plan assets	*	—	—	3.4%	3.4%	3.9%	—		—		—
Rate of compensation increase	*	—	—	3.9%	4.1%	3.8%	—		—		—

* The U.S. Pension Plan was terminated in fiscal 2018.
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

The following table sets forth the change in benefit obligation for the Pension Plans and Postretirement Benefits at May 31:

	U.S. Pension Plan		UK Pension Plan		Postretirement Benefits
	2019 *	2018	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	*	$127.8	$40.0	$41.7	$26.8	$28.8
Service cost	*	—	—	—	0.0	0.0
Interest cost	*	1.9	0.9	1.1	0.8	0.8
Plan participants’ contributions	*	—	—	—	0.4	0.4
Actuarial losses (gains)	*	1.7	3.1	(2.0)	0.1	(2.4)
Foreign currency translation	*	—	(2.0)	1.3	—	—
Settlement	*	(125.2)	—	—	—	—
Plan amendments	*	—	0.1	—	(2.7)	—
Benefits paid, including expenses	*	(6.2)	(1.2)	(2.1)	(2.0)	(0.8)
Benefit obligation at end of year	$—	$—	$40.9	$40.0	$23.4	$26.8

* The U.S. Pension Plan was terminated in fiscal 2018.

The U.S. Pension Plan Termination resulted in an increase in actuarial losses for the U.S. Pension Plan in fiscal 2018. The increase primarily related to premiums associated with insurance company pricing for the obligations that were not distributed through lump sum payments.

The following table sets forth the change in plan assets for the Pension Plans and Postretirement Benefits at May 31:

	U.S. Pension Plan		UK Pension Plan		Postretirement Benefits
	2019 *	2018	2019	2018	2019	2018
Change in plan assets:
Fair value of plan assets at beginning of year	*	$132.5	$30.8	$29.2	$—	$—
Actual return on plan assets	*	0.5	2.8	1.7	—	—
Employer contributions	*	—	1.0	1.1	—	2.0
Settlement	*	(125.2)	—	—	—	—
Benefits paid, including expenses	*	(6.2)	(1.2)	(2.1)	—	(2.4)
Plan participants’ contributions	*	—	—	—	—	0.4
Foreign currency translation	*	—	(1.6)	0.9	—	—
Fair value of plan assets at end of year	$—	$1.6	$31.8	$30.8	$—	$—

* The U.S. Pension Plan was terminated in fiscal 2018.

The U.S. Pension Plan reflected a current asset of $1.6 as of May 31, 2018, that was used to pay plan-related expenses, with the remaining balance contributed for the benefit of the Company's employees participating in the Company's 401(k) plan.

The following table sets forth the net funded status of the Pension Plans and Postretirement Benefits and the related amounts recognized on the Company’s Consolidated Balance Sheets at May 31:

	U.S. Pension Plan		UK Pension Plan		Postretirement Benefits
	2019 *	2018	2019	2018	2019	2018
Current assets	*	$1.6	$—	$—	$—	$—
Current liabilities	*	—	—	—	(1.8)	(2.2)
Non-current liabilities	*	—	(9.1)	(9.2)	(21.6)	(24.6)
Net funded balance	$—	$1.6	$(9.1)	$(9.2)	$(23.4)	$(26.8)

* The U.S. Pension Plan was terminated in fiscal 2018.

The following amounts were recognized in Accumulated other comprehensive income (loss) for the Pension Plans and Postretirement Benefits in the Company’s Consolidated Balance Sheets at May 31:

	2019				2018
	U.S. Pension Plan *	UK Pension Plan	Post - Retirement Benefits	Total	U.S. Pension Plan	UK Pension Plan	Post - Retirement Benefits	Total
Net actuarial gain (loss)	*	$(13.0)	$0.5	$(12.5)	$—	$(12.5)	$(1.3)	$(13.8)
Amount recognized in Accumulated comprehensive income (loss) before tax	*	(13.0)	0.0	(13.0)	—	(12.5)	(2.4)	(14.9)

* The U.S. Pension Plan was terminated in fiscal 2018.

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

The estimated net loss for the UK Pension Plan that will be amortized from Accumulated other comprehensive loss into net periodic benefit (cost) over the fiscal year ending May 31, 2020 is $1.0.

The estimated net gain for the Postretirement Benefits plan that will be amortized from Accumulated other comprehensive loss into net periodic benefit (cost) over the fiscal year ending May 31, 2020 is $0.2.

Income tax benefit of $0.5, income tax expense of $20.9 and income tax expense of $0.4 were recognized in Accumulated other comprehensive loss at May 31, 2019, 2018 and 2017, respectively.

The following table sets forth the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets with respect to the Pension Plans as of May 31:

	U.S. Pension Plan		UK Pension Plan
	2019 *	2018	2019	2018
Projected benefit obligations	*	$—	$40.9	$40.0
Accumulated benefit obligations	*	—	40.2	39.4
Fair value of plan assets	*	1.6	31.8	30.8

* The U.S. Pension Plan was terminated in fiscal 2018.

The following table sets forth the net periodic benefit (cost) for the Pension Plans and Postretirement Benefits for the fiscal years ended May 31:

	U.S. Pension Plan			UK Pension Plan			Postretirement Benefits
	2019 *	2018	2017	2019	2018	2017	2019	2018	2017
Components of net (benefit) cost:
Service cost	*	$—	$—	$—	$—	$—	$0.0	$0.0	$0.0
Interest cost	*	1.9	3.2	0.9	1.1	1.2	0.8	0.8	0.9
Expected return on assets	*	(4.1)	(6.1)	(1.0)	(1.0)	(1.0)	—	—	—
Settlement charge	*	57.3	—	—	—	—	—	—	—
Amortization of net actuarial (gain) loss	*	0.9	0.9	0.8	1.2	0.8	(0.1)	0.1	0.4
Net periodic (benefit) cost	$—	$56.0	$(2.0)	$0.7	$1.3	$1.0	$0.7	$0.9	$1.3

* The U.S. Pension Plan was terminated in fiscal 2018.

Plan Assets

The Company’s investment policy with regard to the assets in the UK Pension Plan is to actively manage, within acceptable risk parameters, certain asset classes where the potential exists to outperform the broader market. The U.S. Pension Plan assets were invested in short term cash and cash equivalent investments due to the Plan's termination in fiscal 2018.

The following table sets forth the total weighted average asset allocations for the Pension Plans by asset category at May 31:

	U.S. Pension Plan		UK Pension Plan
	2019 *	2018	2019	2018
Equity securities	*	—%	35.0%	38.6%
Cash and cash equivalents	*	100.0%	3.0%	2.6%
Liability-driven instruments	*	—%	38.0%	32.8%
Real estate	*	—%	7.0%	7.5%
Other	*	—%	17.0%	18.5%
	—%	100.0%	100.0%	100.0%

* The U.S. Pension Plan was terminated in fiscal 2018.

The following table sets forth the targeted weighted average asset allocations for the UK Pension Plan included in the Company’s investment policy:

UK Pension Plan
Equity securities	35%
Cash and cash equivalents	3%
Liability-driven instruments and other	55%
Real estate	7%
Total	100%

The fair values of the Company’s Pension Plan assets are measured using Level 1, Level 2 and Level 3 fair value measurements.

The following table sets forth the measurement of the Company’s Pension Plan assets at fair value by asset category at the respective dates:

	Assets at Fair Value as of May 31, 2019
	U.S. Pension Plan *	UK Pension Plan	U.S. Pension Plan (1)	UK Pension Plan	U.S. Pension Plan (1)	UK Pension Plan	Total
	Level 1		Level 2		Level 3
Cash and cash equivalents	*	$0.9	*	$—	*	$—	$0.9
Equity securities:
U.S. (2)	*	1.1	*	—	*	—	1.1
International (3)	*	10.0	*	—	*	—	10.0
Pooled, Common and Collective Funds (4) (5)	*	—	*	12.0	*	—	12.0
Annuities	*	—	*	—	*	5.5	5.5
Real estate (6)	*	2.3	*	—	*	—	2.3
Total	$—	$14.3	$—	$12.0	$—	$5.5	$31.8

	Assets at Fair Value as of May 31, 2018
	U.S. Pension Plan	UK Pension Plan	U.S. Pension Plan	UK Pension Plan	U.S. Pension Plan	UK Pension Plan	Total
	Level 1		Level 2		Level 3
Cash and cash equivalents	$1.6	$0.8	$—	$—	$—	$—	$2.4
Equity securities:
U.S. (1)	—	1.5	—	—	—	—	1.5
International (2)	—	10.4	—	—	—	—	10.4
Pooled, Common and Collective Funds (3) (4)	—	—	—	10.1	—	—	10.1
Annuities	—	—	—	—	—	5.7	5.7
Real estate (5)	—	2.3	—	—	—	—	2.3
Total	$1.6	$15.0	$—	$10.1	$—	$5.7	$32.4

*     The U.S. Pension Plan was terminated in fiscal 2018.
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

The Company has purchased annuities to service fixed payments to certain retired plan participants in the UK. These annuities are purchased from investment grade counterparties. These annuities are not traded on open markets and are therefore valued based upon the actuarial determined valuation, and related assumptions, of the underlying projected benefit obligation, a Level 3 valuation technique. The fair value of these assets was $5.5 and $5.7 at May 31, 2019 and May 31, 2018, respectively.

The following table summarizes the changes in fair value of these Level 3 assets for the fiscal years ended May 31, 2019 and 2018:

Balance at May 31, 2017	$5.8
Actual Return on Plan Assets:
Relating to assets still held at May 31, 2017	(0.3)
Relating to assets sold during the year	—
Purchases, sales and settlements, net	—
Transfers in and/or out of Level 3	—
Foreign currency translation	0.2
Balance at May 31, 2018	$5.7
Actual Return on Plan Assets:
Relating to assets still held at May 31, 2018	0.1
Relating to assets sold during the year	—
Purchases, sales and settlements, net	—
Transfers in and/or out of Level 3	—
Foreign currency translation	(0.3)
Balance at May 31, 2019	$5.5

Contributions

In fiscal 2020, the Company expects to make contributions of $1.1 to the UK Pension Plan.

Estimated future benefit payments

The following table sets forth the expected future benefit payments under the UK Pension Plan and the Postretirement Benefits by fiscal year:

	UK Pension Plan	Postretirement
	Pension benefits	Benefit payments	Medicare subsidy receipts
2020	$1.0	$1.9	$0.1
2021	0.9	1.9	0.1
2022	0.9	1.9	0.1
2023	1.3	1.9	0.2
2024	1.2	1.9	0.2
2025 and thereafter	10.2	8.5	0.8

Beneficiary payments for the U.S. Pension Plan were paid in full in fiscal 2018.

Assumed health care cost trend rates at May 31:

	2019	2018
Health care cost trend rate assumed for the next fiscal year	6.5%	6.8%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2026	2026

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	2019	2018
Total service and interest cost - 1% increase	$0.1	$0.1
Total service and interest cost - 1% decrease	(0.1)	(0.1)
Postretirement benefit obligation - 1% increase	2.1	2.8
Postretirement benefit obligation - 1% decrease	(1.9)	(2.4)

Defined contribution plans

The Company also provides defined contribution plans for certain eligible employees. In the United States, the Company sponsors a 401(k) retirement plan and has contributed $7.6, $7.2 and $7.1 for fiscal years 2019, 2018 and 2017, respectively.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the fiscal years ended May 31:

	2019		2018		2017
	Pension Plans	Post - Retirement Benefits	Pension Plans	Post - Retirement Benefits	Pension Plans	Post - Retirement Benefits
Service cost	$—	$—	$—	$0.0	$—	$0.0
Net amortization and deferrals		(0.1)	—	—	—	—
Lump sum settlement charge	—	—	55.0	—	—	—
Amortization of net actuarial (gain) loss	0.8	—	2.1	0.1	1.7	0.4
Tax benefit	—	0.0	(22.3)	0.0	(0.4)	(0.1)
Amounts reclassified from Accumulated other comprehensive income (loss)	$0.8	$(0.1)	$34.8	$0.1	$1.3	$0.3

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

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	Foreign currency translation adjustments	Pension Plans	Post - Retirement Benefits	Total
Balance at May 31, 2017 (1)	$(45.3)	$(46.9)	$(2.0)	$(94.2)
Other comprehensive income (loss) before reclassifications	3.4	(0.4)	0.6	3.6
Less: amount reclassified from Accumulated other comprehensive income (loss) (net of taxes)
Settlement charge	—	33.0	—	33.0
Amortization of net actuarial loss	—	1.8	0.1	1.9
Net prior service credit	—	—	—	—
Other comprehensive income (loss)	3.4	34.4	0.7	38.5
Balance at May 31, 2018 (1)	$(41.9)	$(12.5)	$(1.3)	$(55.7)
Other comprehensive income (loss) before reclassifications	$(5.2)	$(1.4)	$1.9	$(4.7)
Less: amount reclassified from Accumulated other comprehensive income (loss) (net of taxes)
Amortization of net actuarial loss	$—	$0.8	$(0.1)	$0.7
Other comprehensive income (loss)	(5.2)	(0.6)	1.8	(4.0)
Balance at May 31, 2019 (1)	$(47.1)	$(13.1)	$0.5	$(59.7)

(1) Accumulated other comprehensive income (loss) related to Pension Plans and Postretirement Benefits are reported net of taxes of $0.5, $1.1 and $22.0 at May 31, 2019, 2018 and 2017, respectively.

15. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the Basic and Diluted earnings (loss) per share computation for the fiscal years ended May 31:

	2019	2018	2017
Earnings (loss) from continuing operations attributable to Class A and Common Shares	$15.5	$(5.0)	$52.4
Earnings (loss) from discontinued operations attributable to Class A and Common Shares, net of tax	$—	$—	$(0.2)
Net income (loss) attributable to Class A and Common Shares	$15.5	$(5.0)	$52.2
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	35.2	35.0	34.7
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.6	—	0.7
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	35.8	35.0	35.4

Earnings (loss) per share of Class A Stock and Common Stock
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.44	$(0.14)	$1.51
Earnings (loss) from discontinued operations, net of tax	$—	$—	$(0.00)
Net income (loss)	$0.44	$(0.14)	$1.51
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.43	$(0.14)	$1.48
Earnings (loss) from discontinued operations, net of tax	$—	$—	$(0.01)
Net income (loss)	$0.43	$(0.14)	$1.47

Earnings from continuing operations exclude earnings of $0.1 and $0.1 for the fiscal years ended May 31, 2019 and 2017, respectively, for earnings attributable to participating restricted stock units. The Company experienced a loss from continuing operations for the fiscal year ended May 31, 2018 and therefore did not allocate any loss to the participating restricted stock units.

In a period in which the Company reports a discontinued operation, Earnings (loss) from continuing operations is used as the “control number” in determining whether potentially dilutive common shares are dilutive or anti-dilutive. There were 2.2 million of potentially anti-dilutive shares outstanding pursuant to compensation plans as of May 31, 2019.

A portion of the Company’s restricted stock units which are granted to employees participate in earnings through cumulative dividends which are payable and non-forfeitable to the employees upon vesting of the restricted stock units. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method.

The following table sets forth Options outstanding pursuant to stock-based compensation plans for the fiscal years ended May 31:

	2019	2018
Options outstanding pursuant to stock-based compensation plans (in millions)	2.9	2.8

As of May 31, 2019, $52.8 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors.

See Note 12, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

16. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at May 31:

	2019	2018

Accrued payroll, payroll taxes and benefits	$41.2	$47.1
Accrued bonus and commissions	13.7	22.4
Accrued other taxes	29.3	25.7
Returns liability (1)	34.5	—
Accrued advertising and promotions(1)	9.6	35.8
Other accrued expenses	36.5	46.9
Total accrued expenses	$164.8	$177.9

(1) Refer to Note 2, "Revenues," for additional details regarding the impact of ASC 606 on Returns liability and Accrued advertising and promotions.

The table below provides information regarding Accrued severance which is included in Accrued payroll, payroll taxes and benefits on the Company’s Consolidated Balance Sheets at May 31:

	2019	2018
Beginning balance	$4.2	$6.6
Accruals	10.6	9.9
Payments	(9.3)	(12.3)
Ending balance	$5.5	$4.2

The Company implemented cost reduction programs in fiscal 2019 and 2018, recognizing severance expense of $6.5 and $7.4, respectively.

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

The notional values of the contracts as of May 31, 2019 and 2018 were $30.0 and $30.0, respectively. Net unrealized gains of $0.8 and $0.4 were recognized at May 31, 2019 and May 31, 2018, respectively.

18. FAIR VALUE MEASUREMENTS

The Company determines the appropriate level in the fair value hierarchy for each fair value measurement of assets and liabilities carried at fair value on a recurring basis in the Company’s financial statements. The fair value hierarchy prioritizes the inputs, which refer to assumptions that market participants would use in pricing an asset or liability, based upon the highest and best use, into three levels as follows:

•	Level 1 Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

•	Level 2 Observable inputs other than unadjusted quoted prices in active markets for identical assets or liabilities such as:

◦	Quoted prices for similar assets or liabilities in active markets

◦	Quoted prices for identical or similar assets or liabilities in inactive markets

◦	Inputs other than quoted prices that are observable for the asset or liability

◦	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 Unobservable inputs in which there is little or no market data available, which are significant to the fair value measurement and require the Company to develop its own assumptions.

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

Non-financial assets and liabilities for which the Company employs fair value measures on a non-recurring basis include:

•	Long-lived assets

•	Investments

•	Assets acquired in a business combination

•	Impairment assessment of goodwill and intangible assets

•	Long-lived assets held for sale
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

The following tables present non-financial assets that were measured and recognized at fair value on a non-recurring basis and the total impairment losses and additions recognized on those assets:

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to acquisitions
	May 31, 2019	Level 1	Level 2	Level 3	May 31, 2019
Property, plant and equipment, net	$—	$—	$—	$—	$0.9	$—
Investment acquired	6.0	—	—	6.0	—	6.0
Intangible assets	4.9	—	—	5.1	—	5.1

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to other investments and acquisitions
	May 31, 2018	Level 1	Level 2	Level 3	May 31, 2018
Property, plant and equipment, net	$—	$—	$—	$—	$11.2	$—
Intangible assets	3.1	—	—	3.3	—	3.3

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to other investments and acquisitions
	May 31, 2017	Level 1	Level 2	Level 3	May 31, 2017
Property, plant and equipment, net	$—	$—	$—	$—	$5.7	$—
Goodwill	2.8	—	—	2.8	—	2.8
Prepublication assets	—	—	—	—	1.1	—
Intangible assets	6.8	—	—	7.0	—	7.0

19. SUBSEQUENT EVENTS

On July 24, 2019, the Board of Directors declared a regular cash dividend of $0.15 per Class A and Common share in respect of the first quarter of fiscal 2020. The dividend is payable on September 16, 2019 to shareholders of record on August 30, 2019.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Scholastic Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Scholastic Corporation (the Company) as of May 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three fiscal years in the period ended May 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended May 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 29, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09
As discussed in Note 2 to the consolidated financial statements, effective June 1, 2018, the Company changed its method for accounting for revenue due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers and associated amendments (Topic 606), using the modified retrospective method.

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
July 29, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Scholastic Corporation

Opinion on Internal Control over Financial Reporting
We have audited Scholastic Corporation’s internal control over financial reporting as of May 31, 2019, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Scholastic Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three fiscal years in the period ended May 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(c) and our report dated July 29, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

July 29, 2019

Supplementary Financial Information
Summary of Quarterly Results of Operations (Unaudited, amounts in millions except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Ended May 31,
2019
Revenues	$218.4	$604.7	$360.1	$470.7	$1,653.9
Cost of goods sold	125.3	262.4	176.9	215.3	779.9
Net income (loss)	(61.3)	71.6	(12.6)	17.9	15.6
Net income (loss) per share of Class A and Common Stock:
Basic (1)	$(1.75)	$2.03	$(0.36)	$0.51	$0.44
Diluted (1)	$(1.75)	$1.99	$(0.36)	$0.50	$0.43
2018
Revenues	$189.2	$598.3	$344.7	$496.2	$1,628.4
Cost of goods sold	115.6	253.6	166.4	209.0	744.6
Net income (loss)	(63.7)	57.1	(49.2)	50.8	(5.0)
Net income (loss) per share of Class A and Common Stock:
Basic (1)	$(1.81)	$1.63	$(1.41)	$1.45	$(0.14)
Diluted (1)	$(1.81)	$1.60	$(1.41)	$1.43	$(0.14)

(1) The sum of the quarters may not equal the full year basic and diluted earnings per share since each quarter is calculated separately.

Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A | Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of May 31, 2019, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management (with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer), after conducting an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2019.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting as of May 31, 2019, which is included herein. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2019 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B | Other Information

None.

Part III

Item 10 | Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 18, 2019 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Certain information regarding the Corporation’s Executive Officers is set forth in Part I - Item 1 - Business.

Item 11 | Executive Compensation

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 18, 2019 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 18, 2019 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13 | Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 18, 2019 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14 | Principal Accounting Fees and Services

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 18, 2019 to be filed pursuant to Regulation 14A under the Exchange Act.

Part IV

Item 15 | Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:

The following Consolidated Financial Statements are included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”:

Consolidated Statements of Operations for the years ended May 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income (Loss) for the years ended May 31, 2019, 2018 and 2017

Consolidated Balance Sheets at May 31, 2019 and 2018

Consolidated Statement of Changes in Stockholders’ Equity for the years ended May 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended May 31, 2019, 2018 and 2017

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

(a)(3) and (b)

Exhibits:

3.1
Amended and Restated Certificate of Incorporation of the Corporation, as amended to date (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 6, 2006, SEC File No. 000-19860).

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

10.3*
Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (the “2007 Directors’ Plan”) effective as of September 23, 2008 (incorporated by reference to the 2009 10-K) and the Amended and Restated Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 2, 2013, SEC File No. 000-19860) (“the November 30, 2012 10-Q”), and Amendment No. 1, effective as of May 21, 2013 (incorporated by reference to the Corporation's Annual Report on Form 10-K as filed with the SEC on July 25, 2013, SEC file No. 000-19860 (the "2013 10-K)), and Amendment No. 2, effective as of December 16, 2015 (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on December 18, 2015, SEC File No. 000-19860).

10.4*
Form of Stock Option Agreement under the 2007 Directors’ Plan (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 9, 2008, SEC File No. 000-19860) and the Form of Stock Option Agreement under the 2007 Directors’ Plan, effective as of September 19, 2012 (incorporated by reference to the November 30, 2012 10-Q).

10.5*
Form of Restricted Stock Unit Agreement under the 2007 Directors’ Plan (incorporated by reference to the 2009 10-K) and the Form of Restricted Stock Unit Agreement (incorporated by reference to the November 30, 2012 10-Q).

10.6*
Scholastic Corporation 2001 Stock Incentive Plan, amended and restated as of July 21, 2009 (the “2001 Plan”) (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on October 2, 2009, SEC File No. 000-19860) (the “August 31, 2009 10-Q”), and Amendment No. 1 to the Amended and Restated Scholastic Corporation 2001 Stock Incentive Plan (incorporated by reference to the the "2013 10-K").

10.7*	Form of Non-Qualified Stock Option Agreement under the 2001 Plan (incorporated by reference to the August 31, 2009 10-Q).

10.8*
Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on December 22, 2011, SEC File No. 000-19860 (the "November 31, 2011 10-Q")). Amendment No. 1 to the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the 2013 10-K), Amendment No. 2 to the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on December 22, 2014, SEC File No. 000-19860), and Amendment No. 3 to the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on December 20, 2018, SEC file No. 000-19860).

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

10.12
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

10.13*
Scholastic Corporation 2017 Outside Directors Stock Incentive Plan (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on September 21, 2017, SEC file No. 000-19860)(the "August 31, 2017 10-Q").

10.14*	Form of Non-Qualified Stock Option Agreement under the Scholastic Corporation 2017 Outside Directors Stock Incentive Plan (incorporated by reference to the August 31, 2017 10-Q).

10.15*	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2017 Outside Directors Stock Incentive Plan (incorporated by reference to the August 31, 2017 10-Q).

21	Subsidiaries of the Corporation, as of May 31, 2019.

23	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer of the Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Document **

101.DEF	XBRL Taxonomy Extension Definitions Document **

101.LAB	XBRL Taxonomy Extension Labels Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

*	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Item 16 | Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	July 29, 2019	SCHOLASTIC CORPORATION

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

Signature	Title	Date

/s/ Richard Robinson	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	July 29, 2019
Richard Robinson

/s/ Kenneth J. Cleary	Senior Vice President and Chief Financial Officer (principal financial officer)	July 29, 2019
Kenneth J. Cleary

/s/ Paul Hukkanen	Vice President and Chief Accounting Officer (principal accounting officer)	July 29, 2019
Paul Hukkanen

/s/ Andrés Alonso	Director	July 29, 2019
Andrés Alonso

/s/ James W. Barge	Director	July 29, 2019
James W. Barge

/s/ Mary Beech	Director	July 29, 2019
Mary Beech

/s/ John L. Davies	Director	July 29, 2019
John L. Davies

/s/ Andrew S. Hedden	Director	July 29, 2019
Andrew S. Hedden

Signature	Title	Date

/s/ Peter Warwick	Director	July 29, 2019
Peter Warwick

/s/ Margaret A. Williams	Director	July 29, 2019
Margaret A. Williams

/s/ David J. Young	Director	July 29, 2019
David J. Young

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K

YEAR ENDED May 31, 2019

ITEM 15(c)

S-1

Schedule II

Valuation and Qualifying Accounts and Reserves

				(Amounts in millions)
				Years ended May 31,
	Balance at Beginning of Year	Expensed	Write-Offs and Other		Balance at End of Year
2019
Allowance for doubtful accounts	$12.4	$7.0	$7.8		$11.6
Returns liability, after adoption of Topic 606 (1)	30.0	67.2	62.7	(1)	34.5
Reserves for obsolescence	67.5	20.8	15.4		72.9
Reserve for royalty advances	97.0	6.8	0.9		102.9
2018
Allowance for doubtful accounts	$13.7	$9.5	$10.8		$12.4
Reserve for returns	36.3	54.5	60.8	(2)	30.0
Reserves for obsolescence	71.9	18.4	22.8		67.5
Reserve for royalty advances	93.8	4.1	0.9		97.0
2017
Allowance for doubtful accounts	$16.1	$11.0	$13.4		$13.7
Reserve for returns	32.1	80.4	76.2	(2)	36.3
Reserves for obsolescence	73.9	16.0	18.0		71.9
Reserve for royalty advances	90.1	4.3	0.6		93.8

(1)	In fiscal year 2019, this balance was reclassified from a reduction to Accounts receivable, net, to a current liability within Other accrued expenses in accordance with Topic 606.

(2)	Represents actual returns charged to the reserve.

S-2