Form 10-Q
period 2019-08-31
SCHOLASTIC CORP
filed 2019-09-20
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	August 31, 2019	Commission File No.	000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway,
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (212) 343-6100

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of each class	Number of shares outstanding as of August 31, 2019
Common Stock, $.01 par value	33,052,284
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended
	August 31,
	2019	2018
Revenues	$232.6	$218.4
Operating costs and expenses:
Cost of goods sold	137.1	125.3
Selling, general and administrative expenses	167.5	163.7
Depreciation and amortization	15.4	13.2
Total operating costs and expenses	320.0	302.2
Operating income (loss)	(87.4)	(83.8)
Interest income (expense), net	0.7	0.8
Other components of net periodic benefit (cost)	(0.4)	(0.4)
Earnings (loss) before income taxes	(87.1)	(83.4)
Provision (benefit) for income taxes	(28.6)	(22.1)
Net income (loss)	(58.5)	(61.3)
Less: Net income (loss) attributable to noncontrolling interests	(0.0)	—
Net income (loss) attributable to Scholastic Corporation	$(58.5)	$(61.3)
Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic	$(1.68)	$(1.75)
Diluted	$(1.68)	$(1.75)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,
	2019	2018
Net income (loss)	$(58.5)	$(61.3)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(2.0)	(3.1)
Pension and postretirement adjustments (net of tax)	0.2	0.2
Total other comprehensive income (loss), net	$(1.8)	$(2.9)
Comprehensive income (loss)	$(60.3)	$(64.2)
Less: Net income (loss) attributable to noncontrolling interest	(0.0)	—
Comprehensive income (loss) attributable to Scholastic Corporation	$(60.3)	$(64.2)
 See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	August 31, 2019 (unaudited)	May 31, 2019 (audited)	August 31, 2018 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$199.4	$334.1	$269.8
Accounts receivable, net	226.1	250.1	223.7
Inventories, net	403.6	323.7	402.3
Prepaid expenses and other current assets	109.7	52.7	107.6
Total current assets	938.8	960.6	1,003.4
Noncurrent Assets:
Property, plant and equipment, net	579.9	577.7	563.5
Prepublication costs, net	71.1	70.2	58.5
Operating lease right-of-use assets, net	81.7	—	—
Royalty advances, net	50.0	47.5	47.1
Goodwill	125.0	125.2	119.1
Noncurrent deferred income taxes	36.8	37.0	40.9
Other assets and deferred charges	61.3	60.3	67.1
Total noncurrent assets	1,005.8	917.9	896.2
Total assets	$1,944.6	$1,878.5	$1,899.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$13.0	$7.3	$15.7
Accounts payable	226.4	195.3	242.3
Accrued royalties	63.3	41.9	56.4
Deferred revenue	142.3	130.8	130.4
Other accrued expenses	155.6	164.8	185.9
Accrued income taxes	0.7	1.4	0.7
Operating lease liabilities	24.1	—	—
Total current liabilities	625.4	541.5	631.4
Noncurrent Liabilities:
Long-term debt	—	—	—
Operating lease liabilities	61.1	—	—
Other noncurrent liabilities	61.4	64.2	58.8
Total noncurrent liabilities	122.5	64.2	58.8
Commitments and Contingencies (see Note 5)	—	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	—	—	—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 33.1, 33.4 and 33.4 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	622.2	620.8	615.5
Accumulated other comprehensive income (loss)	(61.5)	(59.7)	(58.6)
Retained earnings	948.9	1,012.6	952.1
Treasury stock, at cost: 9.8, 9.5 and 9.5 shares, respectively	(314.6)	(302.6)	(300.0)
Total stockholders’ equity of Scholastic Corporation	1,195.4	1,271.5	1,209.4
Noncontrolling interest	1.3	1.3	—
Total stockholders’ equity	1,196.7	1,272.8	1,209.4
Total liabilities and stockholders’ equity	$1,944.6	$1,878.5	$1,899.6
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2018	1.7	$0.0	33.3	$0.4	$614.4	$(55.7)	$1,065.2	$(303.5)	$1,320.8	$0.0	$1,320.8
Net Income (loss)	—	—	—	—	—	—	(61.3)	—	(61.3)	—	(61.3)
Adoption of ASC 606 ( net of tax $16.0)	—	—	—	—	—	—	(46.5)	—	(46.5)	—	(46.5)
Foreign currency translation adjustment	—	—	—	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	1.5	—	—	—	1.5	—	1.5
Proceeds pursuant to stock-based compensation plans	—	—	—	—	2.8	—	—	—	2.8	—	2.8
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(3.2)	—	—	3.5	0.3	—	0.3
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.3)	—	(5.3)	—	(5.3)
Balance at August 31, 2018	1.7	$0.0	33.4	$0.4	$615.5	$(58.6)	$952.1	$(300.0)	$1,209.4	$0.0	$1,209.4

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2019	1.7	$0.0	33.4	$0.4	$620.8	$(59.7)	$1,012.6	$(302.6)	$1,271.5	$1.3	$1,272.8
Net Income (loss)	—	—	—	—	—	—	(58.5)	—	(58.5)	—	(58.5)
Foreign currency translation adjustment	—	—	—	—	—	(2.0)	—	—	(2.0)	—	(2.0)
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	1.5	—	—	—	1.5	—	1.5
Purchases of treasury stock at cost	—	—	(0.3)	—	—	—	—	(12.6)	(12.6)	—	(12.6)
Treasury stock issued pursuant to equity-based plans	—	—	0.0	—	(0.1)	—	—	0.6	0.5	—	0.5
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Noncontrolling interest in Make Believe Ideas	—	—	—	—	—	—	—	—	—	(0.0)	—
Balance at August 31, 2019	1.7	$0.0	33.1	$0.4	$622.2	$(61.5)	$948.9	$(314.6)	$1,195.4	$1.3	$1,196.7
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,
	2019	2018
Cash flows - operating activities:
Net income (loss)	$(58.5)	$(61.3)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	1.6	1.4
Provision for losses on inventory	4.1	3.0
Provision for losses on royalty advances	1.1	1.0
Amortization of prepublication and production costs	6.4	5.2
Depreciation and amortization	16.1	14.0
Amortization of pension and postretirement actuarial gains and losses	0.2	0.2
Deferred income taxes	0.1	—
Stock-based compensation	1.5	1.5
Income from equity investments	(1.0)	(2.0)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	21.5	9.2
Inventories	(85.3)	(114.6)
Prepaid expenses and other current assets	(28.1)	(23.7)
Income tax receivable	(29.1)	(22.1)
Royalty advances	(3.8)	(3.5)
Accounts payable	32.2	50.5
Accrued income taxes	(0.8)	(1.0)
Accrued royalties	21.7	22.2
Deferred revenue	11.8	19.7
Other assets and liabilities	(9.3)	11.3
Net cash provided by (used in) operating activities	(97.6)	(89.0)

Cash flows - investing activities:
Prepublication and production expenditures	(7.4)	(8.8)
Additions to property, plant and equipment	(13.5)	(28.1)
Acquisition of land	(3.3)	—
Other investment and acquisition-related payments	(0.1)	(0.5)
Net cash provided by (used in) investing activities	(24.3)	(37.4)

Cash flows - financing activities:
Borrowings under lines of credit	8.1	11.6
Repayments of lines of credit	(1.9)	(3.6)
Repayment of capital lease obligations	(0.4)	(0.3)
Reacquisition of common stock	(12.6)	—
Proceeds pursuant to stock-based compensation plans	—	2.7
Payment of dividends	(5.3)	(5.2)
Other	(0.2)	—
Net cash provided by (used in) financing activities	(12.3)	5.2

Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.9)

Net increase (decrease) in cash and cash equivalents	(134.7)	(122.1)
Cash and cash equivalents at beginning of period	334.1	391.9
Cash and cash equivalents at end of period	$199.4	$269.8
 See accompanying notes

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

1. BASIS OF PRESENTATION

Principles of consolidation

The accompanying condensed consolidated interim financial statements (referred to as the “Financial Statements” herein) include the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned and majority-owned subsidiaries (collectively, “Scholastic” or the “Company”). Intercompany transactions are eliminated in consolidation.

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2020 relate to the twelve-month period ending May 31, 2020. Certain reclassifications have been made to conform to the current year presentation.

Interim Financial Statements

The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019. The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the Financial Statements for the periods presented.

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

Use of estimates

The preparation of these Financial Statements involves the use of estimates and assumptions by management, which affects the amounts reported in the Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary, in order to form a basis for determining the carrying values of certain assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in these calculations, including, but not limited to:

•	Accounts receivable allowance for doubtful accounts

•	Pension and postretirement benefit plans

•	Uncertain tax positions

•	The timing and amount of future income taxes and related deductions

•	Inventory reserves

•	Cost of goods sold from book fair operations during interim periods based on estimated gross profit rates

•	Sales tax contingencies

•	Royalty advance reserves and royalty expense accruals

•	Impairment testing for goodwill, intangible and other long-lived assets and investments

•	Assets and liabilities acquired in business combinations

•	Variable consideration related to anticipated returns

•	Allocation of transaction price to performance obligations

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

New Accounting Pronouncements

Current Fiscal Quarter Adoption:

ASU No. 2016-02, ASU No. 2018-10 and ASU No. 2018-11
In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in ASC Topic 840, Leases. The amendments in this ASU require lessees to account for leases as either finance leases or operating leases and generally require all leases to be recorded on the balance sheet, through the recognition of right-of-use (ROU) assets and corresponding lease liabilities. The lease liability should be measured at the present value of the lease payments over the lease term. The ROU asset should be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and lessee's initial direct costs (e.g., commissions). The guidance also requires specific qualitative and quantitative disclosures about leasing activities. In addition, in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provide an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings.

The Company adopted ASU No. 2016-02 as of the beginning of the first quarter of fiscal 2020 using the modified retrospective approach with no restatement of prior year amounts. In connection with the adoption of this standard, the Company applied the package of practical expedients intended to ease transition for existing leases by not requiring the Company to reassess 1) its initial lease classification conclusions for existing or expired leases; 2) whether an existing or expired contract is a lease or contains an embedded lease; 3) the capitalization of initial direct costs for existing or expired leases. Upon adoption of ASU No. 2016-02, the Company recognized initial ROU assets and lease liabilities consistent with the range previously disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2019 with no adjustment to retained earnings. Refer to Note 10, Leases, for further discussion of the Company's lease accounting policy and related disclosures.

ASU No. 2018-15
In August 2018, the FASB issued ASU No. 2018-15, Intangibles— Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which reduces the complexity in accounting for costs of implementing a cloud computing service arrangement. This standard aligns the accounting for implementation costs of hosting arrangements, regardless of whether it conveys a license of the hosted software. ASU No. 2018-15 aligns the following requirements for capitalizing implementation costs: (1) those incurred in a hosting arrangement that is a service contract and (2) those incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).

The Company adopted ASU No. 2018-15 as of the beginning of the first quarter of fiscal 2020 using the prospective approach. In the first fiscal quarter, the Company capitalized approximately $2.7 of cloud computing costs in the first quarter of fiscal 2020 which have not yet been placed into service. In addition, this amount is included within Other assets and deferred charges within the Company's Condensed Consolidated Balance Sheets and within the operating section of the Company's Condensed Consolidated Statement of Cash Flows.

ASU No. 2018-02
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement-Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by U.S. GAAP. The Company adopted ASU No. 2018-02 as of the beginning of the first quarter of fiscal 2020 which resulted in no impact to the Company's financial statements.

2. REVENUES

Disaggregated Revenue Data

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table presents the Company’s revenues disaggregated by region and domestic channel:

Three months ended August 31,	2019	2018
U.S. Book Clubs	$8.0	$9.1
U.S. Book Fairs	27.5	25.2
U.S. Trade	67.7	61.4
U.S. Education	48.4	47.9
Non-U.S. Major Markets(1)	56.3	50.3
Non-U.S. Other Markets(2)	24.7	24.5
Total Revenues	$232.6	$218.4

(1) - Includes Canada, UK, Australia and New Zealand.
(2) - Primarily includes markets in Asia.

Estimated Returns
A liability for expected returns of $35.5, $34.5, and $45.4 is recorded within Other accrued expenses on the Company's Condensed Consolidated Balance Sheets as of August 31, 2019, May 31, 2019, and August 31, 2018, respectively. In addition, a return asset of $1.8, $1.6, and $3.5 is recorded within Prepaid expenses and other current assets as of August 31, 2019, May 31, 2019, and August 31, 2018, respectively, for the recoverable cost of product estimated to be returned by customers.

Deferred Revenue
The Company's contract liabilities consist of 1) advance billings and payments received from customers in excess of revenue recognized and 2) revenue allocated to outstanding book fairs incentive credits. These liabilities are recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. For the three months ended August 31, 2019, the Company recognized $18.8 of revenue which was included within the June 1, 2019 deferred revenue balance.

3. SEGMENT INFORMATION

The Company categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution, Education and International.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table sets forth information for the Company's segments for the fiscal quarters ended August 31, 2019 and 2018:

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Three months ended August 31, 2019
Revenues	$109.6	$48.4	$0.0	$158.0	$74.6	$232.6
Bad debt expense	0.5	0.0	—	0.5	1.1	1.6
Depreciation and amortization (2)	6.7	3.1	11.0	20.8	1.7	22.5
Segment operating income (loss)	(41.7)	(13.4)	(28.6)	(83.7)	(3.7)	(87.4)
Segment assets at August 31, 2019	651.9	198.7	808.4	1,659.0	285.6	1,944.6
Goodwill at August 31, 2019	46.8	68.2	—	115.0	10.0	125.0
Expenditures for other noncurrent assets (3)	14.0	4.6	6.9	25.5	7.6	33.1
Other noncurrent assets at August 31, 2019 (3)	219.2	120.0	520.0	859.2	93.0	952.2
Three months ended August 31, 2018
Revenues	$95.7	$47.9	$0.0	$143.6	$74.8	$218.4
Bad debt expense	0.8	0.0	—	0.8	0.6	1.4
Depreciation and amortization (2)	5.7	2.0	9.9	17.6	1.6	19.2
Segment operating income (loss)	(46.0)	(14.9)	(20.9)	(81.8)	(2.0)	(83.8)
Segment assets at August 31, 2018	554.6	182.9	884.2	1,621.7	277.9	1,899.6
Goodwill at August 31, 2018	40.9	68.2	—	109.1	10.0	119.1
Expenditures for other noncurrent assets (3)	10.8	5.1	25.5	41.4	4.3	45.7
Other noncurrent assets at August 31, 2018 (3)	151.5	106.9	499.7	758.1	76.2	834.3

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

(3)
Other noncurrent assets include property, plant and equipment, prepublication assets, production assets, royalty advances, goodwill, intangible assets and investments. Expenditures for other noncurrent assets for the International reportable segment include expenditures for long-lived assets of $5.7 and $2.8 for the three months ended August 31, 2019 and August 31, 2018, respectively. Other noncurrent assets for the International reportable segment include long-lived assets of $64.5 and $37.0 as of August 31, 2019 and August 31, 2018, respectively.

4. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	August 31, 2019	May 31, 2019	August 31, 2018
Revolving Loan	—	—	—
Unsecured lines of credit (weighted average interest rates of 4.1%, 4.1% and 3.6%, respectively)	13.0	7.3	15.7
Total debt	$13.0	$7.3	$15.7

The Company's debt obligations have maturities of one year or less.

Loan Agreement

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

On January 5, 2017, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) entered into a 5-year credit facility with certain banks (the “Loan Agreement”). The Loan Agreement replaced the Company's then existing loan agreement and has substantially similar terms, except that:

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

As of August 31, 2019, the indicated spread on Base Rate Advances was 0.175% and the indicated spread on Eurodollar Advances was 1.175%, both based on the Company’s prevailing consolidated debt to total capital ratio.
The Loan Agreement also provides for the payment of a facility fee in respect of the aggregate amount of revolving credit commitments ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At August 31, 2019, the facility fee rate was 0.20%.
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

As of August 31, 2019, the Company had no outstanding borrowings under the Loan Agreement. At August 31, 2019, the Company had open standby letters of credit totaling $5.3 issued under certain credit lines, including $0.4 under the Loan Agreement and $4.9 under the domestic credit lines discussed below. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions and the Company was in compliance with these covenants for all periods presented.

Lines of Credit

As of August 31, 2019, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $25.0. There were no outstanding borrowings under these credit lines as of August 31, 2019, May 31, 2019 or August 31, 2018. As of August 31, 2019, availability under these unsecured money market bid rate credit lines totaled $20.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of August 31, 2019, the Company had various local currency credit lines totaling $24.3 underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $13.0 at August 31, 2019 at a weighted average interest rate of 4.1%, $7.3 at May 31, 2019 at a weighted average interest rate of 4.1%, and $15.7 at August 31, 2018 at a weighted average interest rate of 3.6%. As of August 31, 2019, the amounts available under these facilities totaled $11.3. These credit lines are typically

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

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

In the current fiscal year quarter, based on the status of negotiations, an alleged patent infringement claim settlement became probable and estimable. As such, an accrual of $1.5 was recognized in the Financial Statements. The settlement is expected to be finalized in the second fiscal year quarter.

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

As of August 31, 2019, the Company’s school book club channel remits sales taxes in 43 states compared to 11 states in the prior fiscal year quarter ended August 31, 2018, and, as a result, the Company has incurred additional costs for the three months ended August 31, 2019 related to sales tax on the associated revenue. Any on-going or future litigation with states relating to sales and use taxes could be impacted favorably or unfavorably by legislative action in future fiscal periods.

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended August 31,
	2019	2018
Net income (loss) attributable to Class A and Common Shares	$(58.5)	$(61.3)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	34.9	35.0
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions) *	*	*
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	*	*
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$(1.68)	$(1.75)
Diluted	$(1.68)	$(1.75)

* For the three month periods ended August 31, 2019 and August 31, 2018, the Company experienced a loss from operations and therefore, there is no dilutive share impact.

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	August 31, 2019	August 31, 2018
Options outstanding pursuant to stock-based compensation plans (in millions)	3.0	2.7

There were 1.8 million of potentially anti-dilutive shares pursuant to stock-based compensation plans as of August 31, 2019.

A portion of the Company’s Restricted Stock Units ("RSUs") which are granted to employees participate in earnings through cumulative dividends which are payable and non-forfeitable to the employees upon vesting of the RSUs. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method. For the three month periods ended August 31, 2019 and August 31, 2018, the Company experienced a Net loss and did not allocate any losses to the participating RSUs.

As of August 31, 2019, $40.2 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 12, Treasury Stock, for a more complete description of the Company’s share buy-back program.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

7. GOODWILL AND OTHER INTANGIBLES

The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. The Company monitors impairment indicators in light of changes in market conditions, near and long-term demand for the Company’s products and other relevant factors.

The following table summarizes the activity in Goodwill for the periods indicated:

	August 31, 2019	May 31, 2019	August 31, 2018
Gross beginning balance	$164.8	$158.8	$158.8
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$125.2	$119.2	$119.2
Additions	—	6.3	—
Foreign currency translation	(0.2)	(0.3)	(0.1)
Ending balance	$125.0	$125.2	$119.1

In fiscal 2019, the Company completed the purchase of a majority-ownership position in Make Believe Ideas Limited, a UK-based children's book publishing business, resulting in the recognition of $6.3 of Goodwill.

There were no impairment charges related to Goodwill in any of the periods presented.

The following table summarizes the activity in other intangibles included in Other assets and deferred charges on the Company’s Condensed Consolidated Balance Sheets for the periods indicated:

	August 31, 2019	May 31, 2019	August 31, 2018
Beginning balance other intangibles subject to amortization	$12.2	$10.1	$10.1
Additions	—	4.5	0.5
Amortization expense	(0.8)	(2.8)	(0.7)
Foreign currency translation	(0.2)	(0.2)	0.0
Other	—	0.6	—
Total other intangibles subject to amortization, net of accumulated amortization of $27.7, $26.9 and $24.8, respectively	$11.2	$12.2	$9.9
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$13.3	$14.3	$12.0

In fiscal 2019, the Company completed the purchase of a majority interest in a Make Believe Ideas Limited, included within the Children's Book Publishing & Distribution segment, which resulted in $3.9 of amortizable intangible assets. In addition, the Company also purchased a UK-based book club business and a U.S.-based book fair business resulting in the recognition of $0.6 of definite-lived intangible assets. The results of operations of these businesses are included within the International and Children's Book Publishing & Distribution segments, respectively.

Intangible assets with definite lives consist principally of customer lists and intellectual property rights. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful life of all definite-lived intangible assets is approximately 5.4 years. Intangible assets with indefinite lives consist principally of trademarks. There were no impairment charges related to Intangible assets in any of the periods presented.

8. INVESTMENTS

Investments are included in Other assets and deferred charges on the Company’s Condensed Consolidated Balance Sheets. The following table summarizes the Company’s investments as of the dates indicated:

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	August 31, 2019	May 31, 2019	August 31, 2018	Segment
Equity method investments	$22.5	$23.4	$32.3	International
Other equity investments	6.0	6.0	—	Children's Book Publishing & Distribution
Total Investments	$28.5	$29.4	$32.3

Income from equity investments is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and totaled $1.0 and $2.0 for the three months ended August 31, 2019 and August 31, 2018, respectively.

Equity method investments
Make Believe Ideas Limited
On March 27, 2019, the Company completed the acquisition of a majority ownership interest in Make Believe Ideas Limited ("MBI"), a UK-based children's book publishing company, by acquiring an additional 46.5% of equity interest in MBI to bring the Company's total ownership interest to 95.0%. Prior to March 27, 2019, the Company accounted for its 48.5% equity interest under the equity method of accounting and income from this investment was reported in the International segment.

Other equity investments
In April 2019, the Company acquired a 4.6% ownership interest in a financing and production company that will make film, television, and digital programming designed for the youth market. This equity investment does not have a readily determinable fair value and the Company has elected to apply the measurement alternative, and report this investment at cost, less impairment. In the current fiscal quarter there have been no impairments or adjustments to the carrying value of this investment.

9. EMPLOYEE BENEFIT PLANS

The following table sets forth the components of net periodic benefit (cost) for the periods indicated under the Company’s defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom (the “UK Pension Plan”) and the postretirement benefits plan, consisting of certain healthcare and life insurance benefits provided by the Company to its eligible retired United States-based employees (the “Postretirement Benefits”).

	UK Pension Plan		Postretirement Benefits
	Three months ended August 31,		Three months ended August 31,
	2019	2018	2019	2018
Components of net periodic (benefit) cost:
Service cost	$0.0	$0.0	$0.0	$0.0
Interest cost	0.2	0.2	0.2	0.2
Expected return on assets	(0.2)	(0.2)	—	—
Net amortization of prior service credit	—	—	0.0	—
Amortization of (gains) losses	0.2	0.2	—	—
Net periodic (benefit) cost	$0.2	$0.2	$0.2	$0.2

The Company’s funding practice with respect to the UK Pension Plan is to contribute on an annual basis at least the minimum amounts required by applicable law. For the three months ended August 31, 2019, the Company contributed $0.3 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.1 to the UK Pension Plan for the fiscal year ending May 31, 2020.
In the second quarter of fiscal 2019, the Company announced a change in benefits for certain postretirement benefit plan participants. Beginning January 1, 2019, the plan established Health Reimbursement Accounts (HRAs) to provide these participants with additional flexibility to choose healthcare options based on individual needs. As a result of this change, the Company remeasured its Postretirement Benefits obligation as of November 30, 2018, and recognized a reduction of $2.7 to its benefit obligation and a reduction to its

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

accumulated comprehensive loss of $2.7 in the second quarter of fiscal 2019. The related prior service credit will be amortized as a Component of net periodic benefit (cost) over the average future working lifetime for active plan participants of approximately 3.2 years.

10. LEASES

The Company's lease arrangements primarily relate to corporate offices and warehouse facilities, and to a lesser extent, certain equipment and other assets. The Company's leases generally have initial terms ranging from 3 to 10 years and certain leases include renewal or early-termination options, rent escalation clauses, and/or lease incentives. Lease renewal rent payment terms generally reflect adjustments for market rates prevailing at the time of renewal. The Company's leases require fixed minimum rent payments and also often require the payment of certain other costs that do not relate specifically to its right to use an underlying leased asset, but are associated with the asset such as real estate taxes, insurance, common area maintenance fees and/or certain other costs (referred to collectively herein as "non-lease components"), which may be fixed or variable in amount, depending on the terms of the respective lease agreement. The Company's leases do not contain significant residual value guarantees or restrictive covenants.
The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, its related term is assessed based on the date in which the underlying asset is made available for the Company's use by the lessor. The Company's assessment of the lease term reflects the non-cancellable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options for which the Company is reasonably certain of not exercising, as well as periods covered by renewal options for which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the Condensed Consolidated Statements of Operations over the lease term.
For leases with a term exceeding 12 months, a lease liability is recorded on the Company's Condensed Consolidated Balance Sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding ROU asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. The Company includes fixed payment obligations related to non-lease components in the measurement of ROU assets and lease liabilities, as it elects to account for lease and non-lease components together as a single lease component. ROU assets associated with finance leases are presented separate from operating leases ROU assets and are included within Property, plant and equipment, net on the Company's Condensed Consolidated Balance Sheet. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis, and incorporates the term and economic environment of the associated lease.
For operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For finance leases, the initial ROU asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the lease liability, which is ultimately reduced by the related fixed payments. For leases with a term of 12 months or less (referred to as a "short-term lease"), any fixed lease payments are recognized on a straight-line basis over the lease term, and are not recognized on the Condensed Consolidated balance sheet. Variable lease costs for both operating and finance leases, if any, are recognized as incurred.
The following table summarizes right-of-use assets and lease liabilities recorded on the Company's Condensed Consolidated Balance Sheet as of August 31, 2019:

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	August 31, 2019	Location within Condensed Consolidated Balance Sheet
Operating leases	$81.7	Operating lease right-of-use assets, net
Finance leases	10.5	Property, plant and equipment, net
Total lease assets	$92.2

Operating leases :
Current portion	24.1	Current portion of operating lease liabilities
Non-current portion	61.1	Long-term operating lease liabilities
Total operating lease liabilities	$85.2
Finance leases :
Current portion	1.8	Other accrued expenses
Non-current portion	9.3	Other noncurrent liabilities
Total finance lease liabilities	$11.1
Total lease liabilities	$96.3

The following table summarizes the activity as a result of the adoption of ASC 842 for the three months ended August 31, 2019:

	Three Months Ended August 31, 2019
		Location within Condensed Consolidated Statement of Operations
Operating lease expense	$7.1	Selling, general and administrative expenses
Finance lease costs :
Depreciation of leased assets	0.4	Selling, general and administrative expenses
Accretion of lease liabilities	0.1	Interest income (expense), net
Total lease expense	$7.6

The following table summarizes certain cash flows information related to the Company's leases for the three months ended August 31, 2019:

Three Months Ended August 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	6.9
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	0.4

The following table provides a maturity analysis summary of the Company's lease liabilities recorded on the Company's Condensed Consolidated Balance Sheet as of August 31, 2019:

	Operating	Finance
	Leases	Leases
Remainder of Fiscal 2020	$20.8	$1.7
Fiscal 2021	22.1	2.2
Fiscal 2022	18.1	2.1
Fiscal 2023	12.1	1.9
Fiscal 2024	7.0	1.8
Fiscal 2025 and thereafter	10.8	2.9
Total lease payments	90.9	12.6
Less: interest	(5.7)	(1.5)
Total lease liabilities	$85.2	$11.1

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's operating leases recorded on the Company's Condensed Consolidated Balance Sheet as of August 31, 2019:

	Operating	Finance
	Leases	Leases
Weighted-average remaining lease term (years)	4.3	6.3
Weighted-average discount rate	4.0%	3.9%

11. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended August 31,
	2019	2018
Stock option expense	$0.6	$0.8
Restricted stock unit expense	0.8	0.6
Management stock purchase plan	0.0	0.0
Employee stock purchase plan	0.1	0.1
Total stock-based compensation expense	$1.5	$1.5

The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended August 31,
	2019	2018
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.0	0.1

12. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

The table below represents the Board authorizations at the dates indicated:

Authorizations	Amount
July 2015	$50.0
March 2018	50.0
Total current Board authorizations at June 1, 2019	$100.0
Less repurchases made under these authorizations	$(59.8)
Remaining Board authorization at August 31, 2019	$40.2

Repurchases of Common Stock were $12.6 during the three months ended August 31, 2019. The Company’s repurchase program may be suspended at any time without prior notice.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	August 31, 2019
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2019	$(47.1)	$(12.6)	$(59.7)
Other comprehensive income (loss) before reclassifications	(2.0)	—	(2.0)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.2	0.2
Amortization of prior service credit (net of tax of $0.0)	—	0.0	0.0
Other comprehensive income (loss)	(2.0)	0.2	(1.8)
Ending balance at August 31, 2019	$(49.1)	$(12.4)	$(61.5)

	August 31, 2018
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2018	$(41.9)	$(13.8)	$(55.7)
Other comprehensive income (loss) before reclassifications	(3.1)	—	(3.1)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.2	0.2
Other comprehensive income (loss)	(3.1)	0.2	(2.9)
Ending balance at August 31, 2018	$(45.0)	$(13.6)	$(58.6)

Three months ended August 31, 2019

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended August 31,		Condensed Consolidated Statements of Operations line item
	2019	2018
Employee benefit plans:
Amortization of unrecognized (gain) loss	$0.2	$0.2	Other components of net periodic benefit (cost)
Amortization of prior service credit	0.0	—	Other components of net periodic benefit (cost)
Less: Tax effect	0.0	—	Provision (benefit) for income taxes
Total cost, net of tax	$0.2	$0.2

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

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, debt and foreign currency forward contracts. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The Company employs Level 2 fair value measurements for the disclosure of the fair value of its various lines of credit. The fair value of the Company's debt approximates the carrying value for all periods presented. The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes, are based on quotations from financial institutions, a Level 2 fair value measure. See Note 16, Derivatives and Hedging, for a more complete description of the fair value measurements employed.

Non-financial assets for which the Company employs fair value measures on a non-recurring basis include:

•	Long-lived assets

•	Investments

•	Assets acquired in a business combination

•	Impairment assessment of Goodwill and intangible assets

•	Long-lived assets held for sale

Level 2 and level 3 inputs are employed by the Company in the fair value measurement of these assets. For the fair value measurements employed by the Company for certain property, plant and equipment, production assets, investments and prepublication assets, the Company assessed future expected cash flows attributable to these assets.

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

The Company’s annual effective tax rate, exclusive of discrete items, is expected to be approximately 32.7%. The interim effective tax rate, inclusive of discrete items, was 32.8% for the three month period ended August 31, 2019.

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities.

Non-income Taxes

The Company is subject to tax examinations for sales-based taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. The Company assesses sales tax contingencies for each jurisdiction in which it operates, considering all relevant facts including statutes, regulations, case law and experience. Where a sales tax liability with respect to a jurisdiction is probable and can be reliably estimated for such jurisdiction, the Company has made accruals for these matters which are reflected in the Company’s Condensed Consolidated Financial Statements. These amounts are included in the Financial

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Statements in Selling, general and administrative expenses. Future developments relating to the foregoing could result in adjustments being made to these accruals.

On June 21, 2018, the U.S. Supreme Court issued its opinion in South Dakota v. Wayfair, Inc. et. al., reversing prior precedent, in particular Quill Corp. v. North Dakota (1992), which held that states could not constitutionally require retailers to collect and remit sales or use taxes in respect to mail order or internet sales made to residents of a state in the absence of the retailer having a physical presence in the taxing state. As a result, the Company now has an obligation, at least on a going forward basis, to collect and remit sales and use taxes, primarily in respect to sales made through its school book club channel, as well as certain sales made through its ecommerce internet sites, to residents in states that the Company has not previously remitted sales or use taxes based on its having no physical presence in such states. As of August 31, 2019, the Company’s school book club channel was remitting sales taxes in 43 states. Any on-going or future litigation with states relating to sales and use taxes could be impacted favorably or unfavorably by the Court’s decision in future fiscal periods.

16. DERIVATIVES AND HEDGING

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory, the foreign exchange risk associated with certain receivables denominated in foreign currencies and certain future commitments for foreign expenditures. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses and it recognizes the unrealized gain or loss in other current assets or other current liabilities. The notional values of the contracts as of August 31, 2019 and August 31, 2018 were $28.0 and $30.0, respectively. Net gains of $0.5 and $0.7 were recognized for the three months ended August 31, 2019 and August 31, 2018, respectively.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

17. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following as of the dates indicated:

	August 31, 2019	May 31, 2019	August 31, 2018
Accrued payroll, payroll taxes and benefits	$43.6	$41.2	$43.9
Accrued bonus and commissions	9.3	13.7	13.3
Returns liability	35.5	34.5	45.4
Accrued other taxes	19.4	29.3	21.3
Accrued advertising and promotions	10.2	9.6	9.7
Other accrued expenses	37.6	36.5	52.3
Total accrued expenses	$155.6	$164.8	$185.9

18. SUBSEQUENT EVENTS

The Board declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the second quarter of fiscal 2020. The dividend is payable on December 16, 2019 to shareholders of record as of the close of business on October 31, 2019.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenues for the quarter ended August 31, 2019 were $232.6 million, compared to $218.4 million in the prior fiscal year quarter, an increase of $14.2 million. The Company reported a net loss per diluted share of $1.68 in the first quarter of fiscal 2020, compared to a net loss per diluted share of $1.75 in the prior fiscal year quarter.

The increase in the Company's first quarter revenue was primarily driven by an increase in trade channel sales globally. In the Company's Children's Book Publishing and Distribution segment, revenues increased due to successful frontlist titles including Dav Pilkey's Dog Man: For Whom the Ball Rolls, as well as Tui Sutherland's Wings of Fire: The Poison Jungle. In the International segment, trade revenues also increased, in local currency, due to Dav Pilkey's Dog Man: For Whom the Ball Rolls, as well as Aaron Blabey's Pig the Tourist and Anh Do's Weirdomania! in Australia and Julia Donaldson and Axel Scheffler's The Smeds and The Smoos and Liz Picon's Tom Gates: Mega Make and Do and Stories Too in the UK, evidence of trade's continued strength in series publishing across all age groups and categories. In Education, revenues increased compared to the prior year with initial sales of Scholastic Literacy and continued higher sales of professional learning and teaching resources sales to dealer-trade.

The Company is on track with the digital transformation of its book clubs business to shift more parents and students to online ordering and fortifying its position as the premier book fair operator in the U.S., where brand recognition, extensive distribution outlets and product offerings will enable the Company to hold approximately 120,000 fairs in the current fiscal year. The Company has also continued its efforts to improve operating margins through cost management and Scholastic 2020 technology-informed methods and process improvement initiatives in procurement, warehousing and shipping.

Results of Operations – Consolidated

Revenues for the quarter ended August 31, 2019 increased to $232.6 million, compared to $218.4 million in the prior fiscal year. The Children's Book Publishing and Distribution segment revenues increased by $13.9 million, primarily due to increased trade channel revenue driven by the Company's best-selling titles and series which continue to top best-seller lists with number one books including Dav Pilkey's Dog Man: For Whom the Ball Rolls and Tui Sutherland's Wings of Fire: The Poison Jungle. The Company ended the fiscal quarter with six of the top eight spots in Publishers Weekly Children's Frontlist Fiction and the number one book across all categories. In the Education segment, revenues increased by $0.5 million, primarily driven by revenue from initial deliveries of Scholastic Literacy and increased professional learning revenue and teaching resources sales to dealer-trade. In local currency, the International segment revenues increased by $2.4 million, primarily driven by higher trade sales in the major markets. International revenues were impacted by unfavorable foreign exchange of $2.6 million.

Components of Cost of goods sold for the three months ended August 31, 2019 and August 31, 2018 are as follows:

	Three months ended August 31,
	2019		2018
($ amounts in millions)	$	% of Revenue	$	% of Revenue
Product, service and production costs	$68.2	29.3%	$59.7	27.4%
Royalty costs	22.3	9.6%	20.9	9.6%
Prepublication and production amortization	6.6	2.8%	5.3	2.4%
Postage, freight, shipping, fulfillment and other	40.0	17.2%	39.4	18.0%
Total	$137.1	58.9%	$125.3	57.4%

Cost of goods sold for the quarter ended August 31, 2019 was $137.1 million, or 58.9% of revenues, compared to $125.3 million, or 57.4% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenues was due to higher paper and printing costs, higher product costs and higher amortization of prepublication costs related to newly released programs.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Selling, general and administrative expenses in the quarter ended August 31, 2019 increased to $167.5 million, compared to $163.7 million in the prior fiscal year quarter. The increase is primarily related to higher employee-related expenses and an increase in costs in conjunction with the Company's ongoing technology initiatives.

Depreciation and amortization expenses in the quarter ended August 31, 2019 increased to $15.4 million, compared to $13.2 million in the prior fiscal year quarter. The increase was primarily attributable to the Company's on-going implementation of new technology and data analytics platforms which are now in service.

Net interest income in the quarter ended August 31, 2019 was $0.7 million which is comparable to Net interest income of $0.8 million in the prior fiscal year quarter.

The Company’s effective tax rate for the quarter ended August 31, 2019 was 32.8%, compared to 26.5% in the prior fiscal year quarter. For the full fiscal year, the Company expects an effective tax rate, exclusive of discrete items, of approximately 32.7%.

Net loss for the quarter ended August 31, 2019 decreased by $2.8 million to $58.5 million, compared to a Net loss of $61.3 million in the prior fiscal year quarter. Loss per basic and diluted share of Class A and Common Stock was $1.68 for the fiscal quarter ended August 31, 2019, compared to a Loss per basic and diluted share of Class A and Common Stock of $1.75 in the prior fiscal year quarter.

Results of Operations

Children’s Book Publishing and Distribution

	Three months ended August 31,
($ amounts in millions)	2019	2018	$ change	% change
Revenues	$109.6	$95.7	$13.9	14.5%
Cost of goods sold	65.5	55.8	9.7	17.4%
Other operating expenses (1)	85.8	85.9	(0.1)	(0.1)%
Operating income (loss)	$(41.7)	$(46.0)	$4.3	9.3%
Operating margin	—%	—%

(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2019 increased by $13.9 million to $109.6 million, compared to $95.7 million in the prior fiscal year quarter, with continued growth in the trade channel of $12.7 million driven by successful releases including Dav Pilkey's Dog Man: For Whom the Ball Rolls and Tui Sutherland's Wings of Fire: The Poison Jungle. Other top selling trade titles in the fiscal quarter included The Bad Guys in The Big Bad Wolf, The Baby-Sitters Club® Graphix #7: Boy-Crazy Stacey, and licensed titles, Bendy and the Ink Machine and Season of the Witch (The Chilling Adventures of Sabrina, Book 1). In addition, Make Believe Ideas Ltd. contributed additional revenue as its results are now consolidated within the Children's Book Publishing and Distribution segment. Book fair channel revenue increased $2.3 million primarily driven by revenue associated with higher net redemptions of incentive credits. Book club channel revenues decreased $1.1 million primarily due to lower revenue per event and lower number of events compared to the prior fiscal year quarter. Revenues from book club and book fair channels generally are not significant in the first fiscal quarter as most schools are not in session.

Cost of goods sold for the quarter ended August 31, 2019 was $65.5 million, or 59.8% of revenues, compared to $55.8 million, or 58.3% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percent of revenues was primarily due to higher paper and printing costs and higher fulfillment costs in the fiscal quarter, a trend that has continued from the prior fiscal year.

Other operating expenses for the quarter ended August 31, 2019 decreased to $85.8 million which is comparable to $85.9 million in the prior fiscal year quarter.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Segment operating loss for the quarter ended August 31, 2019 was $41.7 million, compared to an operating loss of $46.0 million in the prior fiscal year quarter. The $4.3 million improvement was primarily driven by higher trade channel revenues.

Education

	Three months ended August 31,
($ amounts in millions)	2019	2018	$ change	% change
Revenues	$48.4	$47.9	$0.5	1.0%
Cost of goods sold	20.9	19.9	1.0	5.0%
Other operating expenses (1)	40.9	42.9	(2.0)	(4.7)%
Operating income (loss)	$(13.4)	$(14.9)	$1.5	10.1%
Operating margin	—%	—%

(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2019 increased to $48.4 million, compared to $47.9 million in the prior fiscal year quarter. The $0.5 million increase was primarily driven by higher revenue from initial sales of Scholastic Literacy, professional learning and teaching resources sales to dealer-trade, partially offset by a decline in revenue of summer reading and paperbacks and classroom collections.

Cost of goods sold for the quarter ended August 31, 2019 was $20.9 million, or 43.2% of revenues, compared to $19.9 million, or 41.5% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percent of revenues was primarily due to an increase in amortization of prepublication costs related to newly released programs.

Other operating expenses for the quarter ended August 31, 2019 decreased to $40.9 million, compared to the prior fiscal year quarter of $42.9 million. The $2.0 million decrease primarily related to lower marketing expenses.

Segment operating loss for the quarter ended August 31, 2019 was $13.4 million, compared to an operating loss of $14.9 million in the prior fiscal year quarter. This improvement was primarily driven by an increase in revenues and lower operating expenses, partially offset by higher prepublication cost amortization.

International

	Three months ended August 31,
($ amounts in millions)	2019	2018	$ change	% change
Revenues	$74.6	$74.8	$(0.2)	(0.3)%
Cost of goods sold	38.7	38.3	0.4	1.0%
Other operating expenses (1)	39.6	38.5	1.1	2.9%
Operating income (loss)	$(3.7)	$(2.0)	$(1.7)	(85.0)%
Operating margin	—%	—%

(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended August 31, 2019 decreased to $74.6 million, compared to $74.8 million in the prior fiscal year quarter. Local currency revenues across the Company's foreign operations increased by $2.4 million, which were offset by an adverse foreign exchange impact of $2.6 million. Local currency revenues increased primarily due to higher revenues in the trade channel across the Company's major markets driven by the global success of Dav Pilkey's Dog Man: For Whom the Ball Rolls. In addition, other top selling titles include Aaron Blabey's Pig the Tourist and Anh Do's Weirdomania! in Australia and Julia Donaldson and Axel Scheffler's The Smeds and The Smoos and Liz Pichon's Tom Gates: Mega Make and Do and Stories Too in the UK.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Revenues were also driven by higher education sales in Asia, partially offset by lower revenues in the Asia direct sales channel and Export.

Cost of goods sold for the quarter ended August 31, 2019 was $38.7 million, or 51.9% of revenues, compared to $38.3 million, or 51.2% of revenues, in the prior fiscal year quarter. Cost of goods sold as a percentage of revenues increased primarily due to higher royalty costs as a result of increased trade revenue and fulfillment costs across the major markets.

Other operating expenses for the quarter ended August 31, 2019 were $39.6 million, compared to $38.5 million in the prior fiscal year quarter. Other operating expenses increased $1.1 million primarily related to an increase in employee-related expenses across most markets and lower equity method investment income.

Segment operating loss for the quarter ended August 31, 2019 was $3.7 million, compared to an operating loss of $2.0 million in the prior fiscal year quarter. During the current fiscal quarter, segment operating loss was primarily impacted by an increase in employee-related expenses.

Overhead

Unallocated overhead expense for the quarter ended August 31, 2019 increased by $7.7 million to $28.6 million, from $20.9 million in the prior fiscal year quarter. The increase was primarily driven by an increase in expense attributable to the Company's new technology and data analytics platforms, higher depreciation expense related to recent system upgrades which are now in service, a $1.5 million settlement in the current fiscal year quarter, without admission of liability, of a claim for alleged patent infringement and higher severance expense.

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

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Liquidity and Capital Resources

Cash used in operating activities was $97.6 million for the three months ended August 31, 2019, compared to cash used in operating activities of $89.0 million for the prior fiscal year period, representing an increase in cash used in operating activities of $8.6 million. The increase in cash used was primarily due to higher customer receivable balances resulting from the increased trade channel revenues.

Cash used in investing activities was $24.3 million for the three months ended August 31, 2019, compared to cash used in investing activities of $37.4 million in the prior fiscal year period, representing a decrease in cash used in investing activities of $13.1 million. The decrease in cash used was primarily due to lower capital spending on the now completed Company's headquarters building modernization project.

Cash used in financing activities was $12.3 million for the three months ended August 31, 2019, compared to cash provided by financing activities of $5.2 million for the prior fiscal year period, representing an increase in cash used in financing activities of $17.5 million. The increase in cash used was primarily driven by common stock repurchases by the Company, which were $12.6 million in the current fiscal year period with no such repurchases in the prior fiscal year quarter and last fiscal year's proceeds pursuant to stock option exercises of $2.7 million with no proceeds received in the current year quarter.

Cash Position

The Company’s cash and cash equivalents totaled $199.4 million at August 31, 2019, $334.1 million at May 31, 2019 and $269.8 million at August 31, 2018. Cash and cash equivalents held by the Company’s U.S. operations totaled $177.5 million at August 31, 2019, $308.7 million at May 31, 2019 and $253.4 million at August 31, 2018.

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

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, dividends, currently authorized Common share repurchases, debt service, planned capital expenditures and other investments. As of August 31, 2019, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $199.4 million, cash from operations, and funding available under the Loan Agreement totaling approximately $375.0 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the Loan Agreement be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Additionally, the Company has short-term credit facilities of $49.3 million, less current borrowings of $13.0 million and commitments of $4.9 million, resulting in $31.4 million of current availability at August 31, 2019. Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Financing

The Company is party to the Loan Agreement and certain credit lines with various banks as described in Note 4 of Notes to Condensed Consolidated financial statements - unaudited in Item 1, “Financial Statements." There were no outstanding borrowings under the Loan Agreement as of August 31, 2019.

New Accounting Pronouncements

Reference is made to Note 1 of Notes to Financial Statements - unaudited in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of August 31, 2019. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of August 31, 2019:

($ amounts in millions)	Fiscal Year Maturity
	2020(1)	2021	2022	2023	2024	Thereafter	Total	Fair Value @ 8/31/2019
Debt Obligations
Lines of Credit and current portion of long-term debt	$13.0	$—	$—	$—	$—	$—	$13.0	$13.0
Average interest rate	4.1%	—	—	—	—	—	—

(1) Fiscal 2020 includes the remaining nine months of the current fiscal year ending May 31, 2020.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of August 31, 2019, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION
SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended August 31, 2019:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
June 1, 2019 through June 30, 2019	260,956	33.16	260,956	44.2
July 1, 2019 through July 31, 2019	3,200	33.22	3,200	44.1
August 1, 2019 through August 31, 2019	112,828	33.55	112,828	40.2
Total	376,984		376,984	$40.2

(i) Represents the amount remaining at August 31, 2019 under the $50.0 Board authorization for Common share repurchases announced on March 21, 2018, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions. See Note 12 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements,” for a description of the Company’s share buy-back program and share repurchase authorizations.

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Severance Arrangement, dated January 27, 2014, between the Company and Satbir Bedi.

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2019, formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted Inline Extensible Business Reporting Language and contained in Exhibit 101.

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED August 31, 2019
Exhibits Index

Exhibit Number	Description of Document
31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1 *	Severance Arrangement, dated January 27, 2014, between Scholastic Corporation and Satbir Bedi

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2019, formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted Inline Extensible Business Reporting Language and contained in Exhibit 101.

* The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: September 20, 2019	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board, President and Chief Executive Officer

Date: September 20, 2019	By:	/s/ Kenneth J. Cleary

Kenneth J. Cleary
Chief Financial Officer (Principal Financial Officer)