Form 10-Q
period 2019-11-30
SCHOLASTIC CORP
filed 2019-12-20
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	November 30, 2019	Commission File No.	000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway,
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (212) 343-6100

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of each class	Number of shares outstanding as of November 30, 2019
Common Stock, $.01 par value	32,950,239
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended		Six months ended
	November 30,		November 30,
	2019	2018	2019	2018
Revenues	$597.2	$604.7	$829.8	$823.1
Operating costs and expenses:
Cost of goods sold	264.3	262.4	401.4	387.7
Selling, general and administrative expenses	212.4	229.7	379.9	393.4
Depreciation and amortization	15.4	14.4	30.8	27.6
Total operating costs and expenses	492.1	506.5	812.1	808.7
Operating income (loss)	105.1	98.2	17.7	14.4
Interest income (expense), net	0.0	0.5	0.7	1.3
Other components of net periodic benefit (cost)	(0.2)	(0.3)	(0.6)	(0.7)
Earnings (loss) before income taxes	104.9	98.4	17.8	15.0
Provision (benefit) for income taxes	33.8	26.8	5.2	4.7
Net income (loss)	71.1	71.6	12.6	10.3
Less: Net income attributable to noncontrolling interests	0.1	—	0.1	—
Net income (loss) attributable to Scholastic Corporation	$71.0	$71.6	$12.5	$10.3
Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic	$2.04	$2.03	$0.36	$0.29
Diluted	$2.02	$1.99	$0.35	$0.29

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended		Six months ended
	November 30,		November 30,
	2019	2018	2019	2018
Net income (loss)	$71.1	$71.6	$12.6	$10.3
Other comprehensive income (loss), net:
Foreign currency translation adjustments	3.9	(0.6)	1.9	(3.7)
Pension and postretirement adjustments (net of tax)	0.2	2.7	0.4	2.9
Total other comprehensive income (loss), net	4.1	2.1	2.3	(0.8)
Comprehensive income (loss)	75.2	73.7	14.9	9.5
Less: Net income attributable to noncontrolling interests	0.1	—	0.1	—
Comprehensive income (loss) attributable to Scholastic Corporation	$75.1	$73.7	$14.8	$9.5

 See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	November 30, 2019 (unaudited)	May 31, 2019 (audited)	November 30, 2018 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$277.8	$334.1	$358.1
Accounts receivable, net	325.1	250.1	377.3
Inventories, net	357.8	323.7	365.6
Prepaid expenses and other current assets	61.9	52.7	71.3
Total current assets	1,022.6	960.6	1,172.3
Noncurrent Assets:
Property, plant and equipment, net	578.5	577.7	571.3
Prepublication costs, net	71.3	70.2	62.1
Operating lease right-of-use assets, net	76.4	—	—
Royalty advances, net	52.3	47.5	48.9
Goodwill	125.4	125.2	119.1
Noncurrent deferred income taxes	37.3	37.0	41.4
Other assets and deferred charges	67.9	60.3	66.8
Total noncurrent assets	1,009.1	917.9	909.6
Total assets	$2,031.7	$1,878.5	$2,081.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$13.5	$7.3	$13.5
Accounts payable	188.9	195.3	250.3
Accrued royalties	54.7	41.9	58.5
Deferred revenue	190.5	130.8	187.2
Other accrued expenses	178.2	164.8	227.8
Accrued income taxes	1.4	1.4	2.1
Operating lease liabilities	23.5	—	—
Total current liabilities	650.7	541.5	739.4
Noncurrent Liabilities:
Long-term debt	2.6	—	—
Operating lease liabilities	56.0	—	—
Other noncurrent liabilities	61.1	64.2	57.9
Total noncurrent liabilities	119.7	64.2	57.9
Commitments and Contingencies (see Note 5)
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	—	—	—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 33.0, 33.4 and 33.6 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	621.3	620.8	617.9
Accumulated other comprehensive income (loss)	(57.4)	(59.7)	(56.5)
Retained earnings	1,014.7	1,012.6	1,018.4
Treasury stock, at cost: 9.9, 9.5 and 9.3 shares, respectively	(319.0)	(302.6)	(295.6)
Total stockholders’ equity of Scholastic Corporation	1,260.0	1,271.5	1,284.6
Noncontrolling interest	1.3	1.3	—
Total stockholders’ equity	1,261.3	1,272.8	1,284.6
Total liabilities and stockholders’ equity	$2,031.7	$1,878.5	$2,081.9

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2018	1.7	$0.0	33.3	$0.4	$614.4	$(55.7)	$1,065.2	$(303.5)	$1,320.8	$0.0	$1,320.8
Net Income (loss)	—	—	—	—	—	—	(61.3)	—	(61.3)	—	(61.3)
Adoption of ASC 606 ( net of tax of $16.0)	—	—	—	—	—	—	(46.5)	—	(46.5)	—	(46.5)
Foreign currency translation adjustment	—	—	—	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	1.5	—	—	—	1.5	—	1.5
Proceeds pursuant to stock-based compensation plans	—	—	—	—	2.8	—	—	—	2.8	—	2.8
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(3.2)	—	—	3.5	0.3	—	0.3
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.3)	—	(5.3)	—	(5.3)
Balance at August 31, 2018	1.7	$0.0	33.4	$0.4	$615.5	$(58.6)	$952.1	$(300.0)	$1,209.4	$0.0	$1,209.4
Net Income (loss)	—	—	—	—	—	—	71.6	—	71.6	—	71.6
Foreign currency translation adjustment	—	—	—	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Pension and post-retirement adjustments (net of tax of $0.8)	—	—	—	—	—	2.7	—	—	2.7	—	2.7
Stock-based compensation	—	—	—	—	3.7	—	—	—	3.7	—	3.7
Proceeds pursuant to stock-based compensation plans	—	—	—	—	2.5	—	—	—	2.5	—	2.5
Purchases of treasury stock at cost	—	—	—	—	—	—	—	—	—	—	—
Treasury stock issued pursuant to equity-based plans	—	—	0.2	—	(3.8)	—	—	4.4	0.6	—	0.6
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.3)	—	(5.3)	—	(5.3)
Balance at November 30, 2018	1.7	$0.0	33.6	$0.4	$617.9	$(56.5)	$1,018.4	$(295.6)	$1,284.6	$0.0	$1,284.6

See accompanying notes

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2019	1.7	$0.0	33.4	$0.4	$620.8	$(59.7)	$1,012.6	$(302.6)	$1,271.5	$1.3	$1,272.8
Net Income (loss)	—	—	—	—	—	—	(58.5)	—	(58.5)	—	(58.5)
Foreign currency translation adjustment	—	—	—	—	—	(2.0)	—	—	(2.0)	—	(2.0)
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	1.5	—	—	—	1.5	—	1.5
Purchases of treasury stock at cost	—	—	(0.3)	—	—	—	—	(12.6)	(12.6)	—	(12.6)
Treasury stock issued pursuant to equity-based plans	—	—	0.0	—	(0.1)	—	—	0.6	0.5	—	0.5
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Noncontrolling interest in Make Believe Ideas	—	—	—	—	—	—	—	—	—	(0.0)	—
Balance at August 31, 2019	1.7	$0.0	33.1	$0.4	$622.2	$(61.5)	$948.9	$(314.6)	$1,195.4	$1.3	$1,196.7
Net Income (loss)	—	—	—	—	—	—	71.0	—	71.0	—	71.0
Foreign currency translation adjustment	—	—	—	—	—	3.9	—	—	3.9	—	3.9
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation plans	—	—	—	—	0.9	—	—	—	0.9	—	0.9
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.3	—	—	—	0.3	—	0.3
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(7.1)	(7.1)	—	(7.1)
Treasury stock issued pursuant to equity-based plans	—	—	—	—	(2.1)	—	—	2.7	0.6	—	0.6
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Noncontrolling interest in Make Believe Ideas	—	—	—	—	—	—	—	—	—	0.0	—
Balance at November 30, 2019	1.7	$0.0	33.0	$0.4	$621.3	$(57.4)	$1,014.7	$(319.0)	$1,260.0	$1.3	$1,261.3

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Six months ended
	November 30,
	2019	2018
Cash flows - operating activities:
Net income (loss) attributable to Scholastic Corporation	$12.5	$10.3
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	4.3	4.1
Provision for losses on inventory	7.9	7.7
Provision for losses on royalty advances	2.4	2.0
Amortization of prepublication and production costs	13.0	10.7
Depreciation and amortization	32.1	29.1
Amortization of pension and postretirement actuarial gains and losses	0.4	0.4
Deferred income taxes	(0.3)	(0.3)
Stock-based compensation	2.4	5.2
Income from equity investments	(3.0)	(4.5)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(78.3)	(147.5)
Inventories	(41.5)	(82.8)
Prepaid expenses and other current assets	(11.1)	(16.8)
Income tax receivable	1.9	7.1
Royalty advances	(7.3)	(6.3)
Accounts payable	(4.6)	62.7
Accrued income taxes	(0.1)	0.3
Accrued royalties	12.7	24.2
Deferred revenue	59.6	76.8
Other assets and liabilities	11.3	57.1
Net cash provided by (used in) operating activities	14.3	39.5

Cash flows - investing activities:
Prepublication and production expenditures	(14.4)	(20.6)
Additions to property, plant and equipment	(30.7)	(51.3)
Acquisition of land	(3.3)	—
Other investment and acquisition-related payments	—	(0.6)
Net cash provided by (used in) investing activities	(48.4)	(72.5)

Cash flows - financing activities:
Proceeds from long-term debt	2.5	—
Repayments of long-term debt	—	—
Borrowings under lines of credit	20.3	29.3
Repayments of lines of credit	(14.2)	(23.2)
Repayment of capital lease obligations	(0.9)	(0.7)
Reacquisition of common stock	(19.6)	—
Proceeds pursuant to stock-based compensation plans	0.3	5.2
Payment of dividends	(10.5)	(10.6)
Net cash provided by (used in) financing activities	(22.1)	0.0
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.8)

Net increase (decrease) in cash and cash equivalents	(56.3)	(33.8)
Cash and cash equivalents at beginning of period	334.1	391.9
Cash and cash equivalents at end of period	$277.8	$358.1

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

New Accounting Pronouncements

There are no new accounting pronouncements in the second fiscal quarter of 2020 which would impact the
Company. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 for more information on current applicable authoritative guidance and its impact on the Company's financial statements.

Current Fiscal Year Adoptions:

Topic 842, Leases
Refer to Note 10, Leases, for a discussion of the Company's lease accounting following the adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) in the first quarter of fiscal 2020.

ASU No. 2018-15
In August 2018, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2018-15, Intangibles- Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The Company adopted ASU No. 2018-15 as of the beginning of the first quarter of fiscal 2020 using the prospective approach. In the second fiscal quarter, the Company capitalized approximately $6.2 of cloud computing costs which have not yet been placed into service. This amount is included within Other assets and deferred charges within the Company's Condensed Consolidated Balance Sheets and within the operating section of the Company's Condensed Consolidated Statement of Cash Flows.

ASU No. 2018-02
In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220)-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The Company adopted ASU No. 2018-02 as of the beginning of the first quarter of fiscal 2020 which resulted in no impact to the Company's financial statements.

2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s disaggregated revenues by region and domestic channel:

	Three months ended		Six months ended
	November 30,		November 30,
	2019	2018	2019	2018
U.S. Book Clubs	$85.9	$101.3	$93.9	$110.4
U.S. Book Fairs	224.1	220.7	251.6	245.9
U.S. Trade	93.5	95.9	161.2	157.3
U.S. Education	69.8	71.4	118.2	119.3
Non-U.S. Major Markets(1)	94.6	88.0	150.9	138.3
Non-U.S. Other Markets(2)	29.3	27.4	54.0	51.9
Total Revenues	$597.2	$604.7	$829.8	$823.1

(1) - Includes Canada, UK, Australia and New Zealand.
(2) - Primarily includes markets in Asia.

Estimated Returns
A liability for expected returns of $42.4, $34.5, and $78.7 is recorded within Other accrued expenses as of November 30, 2019, May 31, 2019, and November 30, 2018, respectively. In addition, a return asset of $2.6, $1.6, and $9.4 is recorded within Prepaid expenses and other current assets as of November 30, 2019, May 31, 2019, and November 30, 2018, respectively, for the recoverable cost of product estimated to be returned by customers.

Deferred Revenue
The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. These liabilities are

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The Company recognized revenue which was included in the opening deferred revenue balance in the amount of $46.9 and $30.8 for the three months ended November 30, 2019 and 2018, respectively, and $74.0 and $62.7 for the six months ended November 30, 2019 and 2018, respectively.

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

The following table sets forth information for the Company's segments for the fiscal quarters ended November 30, 2019 and 2018:

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Three months ended November 30, 2019
Revenues	$413.6	$69.9	$0.0	$483.5	$113.7	$597.2
Bad debt expense	1.1	0.8	—	1.9	0.8	2.7
Depreciation and amortization (2)	6.5	3.4	10.9	20.8	1.8	22.6
Segment operating income (loss)	109.6	6.2	(22.4)	93.4	11.7	105.1
Expenditures for other noncurrent assets (3)	14.7	5.0	10.6	30.3	5.8	36.1
Three months ended November 30, 2018
Revenues	$417.9	$71.5	$0.0	$489.4	$115.3	$604.7
Bad debt expense	1.6	0.7	—	2.3	0.4	2.7
Depreciation and amortization (2)	5.9	2.1	10.8	18.8	1.8	20.6
Segment operating income (loss)	106.3	8.3	(29.4)	85.2	13.0	98.2
Expenditures for other noncurrent assets (3)	20.2	5.0	15.1	40.3	3.1	43.4

The following table sets forth information for the Company's segments for the fiscal periods ended November 30, 2019 and 2018:

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Six months ended November 30, 2019
Revenues	$523.2	$118.3	$0.0	$641.5	$188.3	$829.8
Bad debt expense	1.6	0.8	—	2.4	1.9	4.3
Depreciation and amortization (2)	13.2	6.5	21.9	41.6	3.5	45.1
Segment operating income (loss)	67.9	(7.2)	(51.0)	9.7	8.0	17.7
Segment assets at November 30, 2019	674.6	196.1	846.8	1,717.5	314.2	2,031.7
Goodwill at November 30, 2019	47.2	68.2	—	115.4	10.0	125.4
Expenditures for other noncurrent assets (3)	28.7	9.6	18.2	56.5	12.7	69.2
Other noncurrent assets at November 30, 2019 (3)	$219.6	$122.4	$514.3	$856.3	$98.6	$954.9

Six months ended November 30, 2018
Revenues	$513.6	$119.4	$0.0	$633.0	$190.1	$823.1
Bad debt expense	2.4	0.7	—	3.1	1.0	4.1
Depreciation and amortization (2)	11.6	4.1	20.7	36.4	3.4	39.8
Segment operating income (loss)	60.3	(6.6)	(50.3)	3.4	11.0	14.4
Segment assets at November 30, 2018	622.4	175.9	990.6	1,788.9	293.0	2,081.9
Goodwill at November 30, 2018	40.9	68.2	—	109.1	10.0	119.1
Expenditures for other noncurrent assets (3)	31.0	10.1	40.6	81.7	7.4	89.1
Other noncurrent assets at November 30, 2018 (3)	$164.1	$109.6	$499.8	$773.5	$78.0	$851.5

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

(3)
Other noncurrent assets include property, plant and equipment, prepublication assets, production assets, royalty advances, goodwill, intangible assets and investments. Expenditures for other noncurrent assets for the International segment include expenditures for long-lived assets of $4.2 and $1.6 for the three months ended November 30, 2019 and 2018, respectively, and $9.9 and $4.4 for the six months ended November 30, 2019 and 2018, respectively. Other noncurrent assets for the International segment include long-lived assets of $66.8 and $36.5 as of November 30, 2019 and 2018, respectively.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

4. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	November 30, 2019	May 31, 2019	November 30, 2018
Revolving Loan	—	—	—
Unsecured lines of credit (weighted average interest rates of 3.8%, 4.1% and 3.8%, respectively)	$13.5	$7.3	$13.5
UK long-term debt (average interest rate of 2.5%, n/a and n/a, respectively)	2.6	—	—
Total debt	$16.1	$7.3	$13.5
Less lines of credit, short-term debt and current portion of long-term debt	(13.5)	(7.3)	(13.5)
Total long-term debt	$2.6	$0.0	$0.0

UK Loan Agreement
On September 23, 2019, Scholastic Limited UK entered into a term loan agreement to borrow £2.0 to fund a land purchase in connection with the construction of a new UK facility. The loan has a maturity date of July 31, 2021. Under the agreement, the principal balance is due in full in a single payment on the last day of the term and interest on the amount borrowed is due and payable quarterly. The interest is charged at 1.77% per annum over the Base Rate. The Base Rate is currently equal to 0.75% per annum and is subject to change. As of November 30, 2019, the Company had $2.6 outstanding on the loan.

US Loan Agreement
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

As of November 30, 2019, the indicated spread on Base Rate Advances was 0.175% and the indicated spread on Eurodollar Advances was 1.175%, both based on the Company’s prevailing consolidated debt to total capital ratio.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The Loan Agreement also provides for the payment of a facility fee in respect of the aggregate amount of revolving credit commitments ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At November 30, 2019, the facility fee rate was 0.20%.
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

As of November 30, 2019, the Company had no outstanding borrowings under the Loan Agreement. At November 30, 2019, the Company had open standby letters of credit totaling $5.3 issued under certain credit lines, including $0.4 under the Loan Agreement and $4.9 under the domestic credit lines discussed below. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions and the Company was in compliance with these covenants for all periods presented.

Lines of Credit
As of November 30, 2019, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $25.0. There were no outstanding borrowings under these credit lines as of November 30, 2019, May 31, 2019 or November 30, 2018. As of November 30, 2019, availability under these unsecured money market bid rate credit lines totaled $20.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of November 30, 2019, the Company had various local currency credit lines totaling $31.1 underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $13.5 at November 30, 2019 at a weighted average interest rate of 3.8%, $7.3 at May 31, 2019 at a weighted average interest rate of 4.1%, and $13.5 at November 30, 2018 at a weighted average interest rate of 3.8%. As of November 30, 2019, the amounts available under these facilities totaled $17.6. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

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

In the current fiscal year, based on the status of negotiations, an alleged patent infringement claim settlement became probable and estimable. As such, an accrual of $1.5 was recognized in the Financial Statements in the first quarter of fiscal 2020. The settlement was subsequently concluded in the second quarter.

On June 21, 2018, the U.S. Supreme Court issued its opinion in South Dakota v. Wayfair, Inc. et. al., reversing prior precedent, in particular Quill Corp. v. North Dakota (1992), which held that states could not constitutionally require retailers to collect and remit sales or use taxes in respect to mail order or internet sales made to residents of a state in the absence of the retailer having a physical presence in the taxing state. As a result, the Company now has an obligation, at least on a go forward basis, based on each state's enforcement date, to collect and remit sales and use taxes, primarily in respect to sales made through its school book club channel, as well as certain sales made through its ecommerce internet sites, to residents in states that the Company had not previously remitted sales or use taxes based on having no physical presence in such states. In the majority opinion, several factors were discussed in support of the Court’s reasoning that the collection of sales and use taxes from out-of-state retailers did not constitute an undue burden on interstate commerce, including the fact

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

that South Dakota did not require retroactive application of its statute. However, the question of retroactive application, as well as certain other factors noted in the opinion, are subject to how the states, on a state-by-state basis, interpret and apply the Court’s decision in their implementation of their respective state laws or regulations addressing the collection of sales and use taxes from out-of-state retailers. As a result, the effect of the decision on the Company depends on the positions taken by the states, on a state-by-state basis, relating to the retroactive application of the obligation to collect such taxes, as well as other factors noted in the opinion.

The Company continues to monitor its compliance based on anticipated enforcement dates and an assumption as to each state's likely interpretation and application of the Court's decision. As the Company continues to monitor each state, the staggered enforcement dates, and the progress towards compliance, expenses will be incurred by the Company.

As of November 30, 2019, the Company’s school book club channel remits sales taxes in 44 states and the District of Columbia compared to 13 states in the prior fiscal year quarter ended November 30, 2018. Any on-going or future litigation with states relating to sales and use taxes could be impacted favorably or unfavorably by legislative action in future fiscal periods.

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended November 30,		Six months ended November 30,
	2019	2018	2019	2018
Net income (loss) attributable to Class A and Common Stockholders	$70.9	$71.4	$12.5	$10.3
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	34.8	35.2	34.8	35.2
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.3	0.7	0.4	0.6
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	35.1	35.9	35.2	35.8
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$2.04	$2.03	$0.36	$0.29
Diluted	$2.02	$1.99	$0.35	$0.29

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	November 30, 2019	November 30, 2018
Options outstanding pursuant to stock-based compensation plans (in millions)	3.0	2.9

Net income attributable to Class A and Common Stockholders excludes earnings attributable to participating Restricted Stock Units of $0.1 and $0.2 for the three months ended November 30, 2019 and 2018, respectively, and less than $0.1 for the six months ended November 30, 2019 and 2018, respectively.

There were 1.8 million of potentially anti-dilutive shares pursuant to stock-based compensation plans as of November 30, 2019.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

As of November 30, 2019, $33.2 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 12, Treasury Stock, for a more complete description of the Company’s share buy-back program.

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

The following table summarizes the activity in Goodwill for the periods indicated:

	November 30, 2019	May 31, 2019	November 30, 2018
Gross beginning balance	$164.8	$158.8	$158.8
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$125.2	$119.2	$119.2
Additions	—	6.3	—
Foreign currency translation	0.2	(0.3)	(0.1)
Ending balance	$125.4	$125.2	$119.1

In the fourth quarter of fiscal 2019, the Company completed the purchase of a majority-ownership position in Make Believe Ideas Limited, a UK-based children's book publishing business, resulting in the recognition of $6.3 of Goodwill in the Children’s Book Publishing and Distribution segment.

There were no impairment charges related to Goodwill in any of the periods presented.

The following table summarizes the activity in other intangibles included in Other assets and deferred charges on the Company’s Financial Statements for the periods indicated:

	November 30, 2019	May 31, 2019	November 30, 2018
Beginning balance other intangibles subject to amortization	$12.2	$10.1	$10.1
Additions	—	4.5	0.6
Amortization expense	(1.5)	(2.8)	(1.3)
Foreign currency translation	0.0	(0.2)	(0.1)
Other	—	0.6	—
Total other intangibles subject to amortization, net of accumulated amortization of $28.4, $26.9 and $25.4, respectively	10.7	12.2	9.3
Total other intangibles not subject to amortization	2.1	2.1	2.1
Total other intangibles	$12.8	$14.3	$11.4

In the fourth quarter of fiscal 2019, the Company completed the purchase of a majority interest in Make Believe Ideas Limited, included within the Children's Book Publishing and Distribution segment, which resulted in $3.9 of amortizable intangible assets. In the first quarter of fiscal 2019, the Company also purchased a UK-based book club business and a U.S.-based book fair business resulting in the recognition of $0.6 of definite-lived intangible assets. The results of operations of these businesses are included within the International and Children's Book Publishing and Distribution segments, respectively.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

8. INVESTMENTS

Investments are included in Other assets and deferred charges on the Company’s Financial Statements. The following table summarizes the Company’s investments as of the dates indicated:

	November 30, 2019	May 31, 2019	November 30, 2018	Segment
Equity method investments	$26.0	$23.4	$34.3	International
Other equity investments	6.0	6.0	0.0	Children's Book Publishing & Distribution
Total Investments	$32.0	$29.4	$34.3

Income from equity investments is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and totaled $2.0 and $2.5 for the three months ended November 30, 2019 and 2018, respectively, and $3.0 and $4.5 for the six months ended November 30, 2019 and 2018, respectively.

Equity method investments
Make Believe Ideas Limited
On March 27, 2019, the Company completed the purchase of a majority-ownership position in Make Believe Ideas Limited ("MBI"), a UK-based children's book publishing business, by acquiring an additional 46.5% equity interest in MBI to bring the Company's total ownership interest to 95.0%. Prior to March 27, 2019, the Company accounted for its 48.5% equity interest under the equity method of accounting and income from this investment was reported in the International segment.

Other equity investments
In the fourth quarter of fiscal 2019, the Company acquired a 4.6% ownership interest in a financing and production company that makes film, television, and digital programming designed for the youth market. This equity investment does not have a readily determinable fair value and the Company has elected to apply the measurement alternative, and report this investment at cost, less impairment. In the current fiscal quarter there have been no impairments or adjustments to the carrying value of this investment.

9. EMPLOYEE BENEFIT PLANS

The following table sets forth the components of net periodic benefit (cost) for the periods indicated under the Company’s defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom (the “UK Pension Plan”) and the postretirement benefits plan, consisting of certain healthcare and life insurance benefits provided by the Company to its eligible retired United States-based employees (the “Postretirement Benefits”), for the periods indicated:

	UK Pension Plan		Postretirement Benefits
	Three months ended November 30,		Three months ended November 30,
	2019	2018	2019	2018
Components of net periodic (benefit) cost:
Service cost	$0.0	$0.0	$0.0	$0.0
Interest cost	0.2	0.3	0.1	0.2
Expected return on assets	(0.3)	(0.3)	—	—
Net amortization of prior service credit	0.0	—	(0.1)	(0.1)
Amortization of (gains) losses	0.3	0.2	0.0	—
Net periodic (benefit) cost	$0.2	$0.2	$0.0	$0.1

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	UK Pension Plan		Postretirement Benefits
	Six months ended November 30,		Six months ended November 30,
	2019	2018	2019	2018
Components of net periodic (benefit) cost:
Service cost	$0.0	$0.0	$0.0	$0.0
Interest cost	0.4	0.5	0.3	0.4
Expected return on assets	(0.5)	(0.5)	—	—
Net amortization of prior service credit	0.0	—	(0.1)	(0.1)
Amortization of (gains) losses	0.5	0.4	—	—
Net periodic (benefit) cost	$0.4	$0.4	$0.2	$0.3

The Company’s funding practice with respect to the UK Pension Plan is to contribute on an annual basis at least the minimum amounts required by applicable law. For the six months ended November 30, 2019, the Company contributed $0.6 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.1 to the UK Pension Plan for the fiscal year ending May 31, 2020.
In the second quarter of fiscal 2019, the Company announced a change in benefits for certain postretirement benefit plan participants. Beginning January 1, 2019, the plan established Health Reimbursement Accounts (HRAs) to provide these participants with additional flexibility to choose healthcare options based on individual needs. The Company remeasured its Postretirement benefits obligation as of November 30, 2018, and recognized a reduction of $2.7 to its benefit obligation and a reduction to its accumulated comprehensive loss of $2.7 in the second quarter of fiscal 2019. The related prior service credit will be amortized as a component of Net periodic benefit (cost) over the average lifetime of plan participants of approximately 13.0 years.

10. LEASES

The Company's lease arrangements primarily relate to corporate offices and warehouse facilities, and to a lesser extent, certain equipment and other assets. The Company's leases generally have initial terms ranging from 3 to 10 years and certain leases include renewal or early-termination options, rent escalation clauses, and/or lease incentives. Lease renewal rent payment terms generally reflect adjustments for market rates prevailing at the time of renewal. The Company's leases require fixed minimum rent payments and also often require the payment of certain other costs that do not relate specifically to its right to use an underlying leased asset, but are associated with the asset such as real estate taxes, insurance, common area maintenance fees and/or certain other costs (referred to collectively herein as "non-lease components"), which may be fixed or variable in amount depending on the terms of the respective lease agreement. The Company's leases do not contain significant residual value guarantees or restrictive covenants.
The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, it's related term is assessed based on the date in which the underlying asset is made available for the Company's use by the lessor. The Company's assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the Condensed Consolidated Statements of Operations over the lease term.
For leases with a term exceeding 12 months, a lease liability is recorded on the Company's Condensed Consolidated Balance Sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use ("ROU") asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. The Company includes fixed payment obligations related to non-lease components in the measurement of ROU assets and lease liabilities, as it elects to account for lease and non-lease components together as a single lease component. ROU assets associated with finance leases are presented separate from operating leases ROU assets and are included within Property, plant and

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

equipment, net on the Company's Condensed Consolidated Balance Sheet. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis, and incorporates the term and economic environment of the associated lease.
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
The following table summarizes right-of-use assets and lease liabilities recorded on the Company's Condensed Consolidated Balance Sheet as of November 30, 2019:

	November 30, 2019	Location within Condensed Consolidated Balance Sheet
Operating leases	$76.4	Operating lease right-of-use assets, net
Finance leases	11.1	Property, plant and equipment, net
Total lease assets	$87.5

Operating leases :
Current portion	23.5	Current portion of operating lease liabilities
Non-current portion	56.0	Long-term operating lease liabilities
Total operating lease liabilities	$79.5

Finance leases :
Current portion	2.0	Other accrued expenses
Non-current portion	9.8	Other noncurrent liabilities
Total finance lease liabilities	$11.8
Total lease liabilities	$91.3

The following table summarizes the activity as a result of the adoption of ASC 842 for the three and six months ended November 30, 2019:

	Three Months Ended November 30, 2019	Six Months Ended November 30, 2019	Location within Condensed Consolidated Statement of Operations

Operating lease expense	$7.1	$14.2	Selling, general and administrative expenses
Finance lease costs :
Depreciation of leased assets	0.5	0.9	Selling, general and administrative expenses
Accretion of lease liabilities	0.1	0.2	Interest income (expense), net
Total lease expense	$7.7	$15.3

The following table summarizes certain cash flows information related to the Company's leases for the six months ended November 30, 2019:

Six Months Ended November 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.2
Operating cash flows from finance leases	0.2
Financing cash flows from finance leases	0.9

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table provides a maturity analysis summary of the Company's lease liabilities recorded on the Company's Condensed Consolidated Balance Sheet as of November 30, 2019:

	Operating	Finance
	Leases	Leases
Remainder of Fiscal 2020 (1)	$14.0	$1.2
Fiscal 2021	23.0	2.4
Fiscal 2022	18.6	2.3
Fiscal 2023	12.8	2.1
Fiscal 2024	7.3	2.0
Fiscal 2025 and thereafter	11.4	3.3
Total lease payments	87.1	13.3
Less: interest	(7.6)	(1.5)
Total lease liabilities	$79.5	$11.8

(1)    Fiscal 2020 includes the remaining six months of the current fiscal year ending May 31, 2020.

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's leases recorded on the Company's Condensed Consolidated Balance Sheet as of November 30, 2019:

	Operating	Finance
	Leases	Leases
Weighted-average remaining lease term (years)	4.3	6.2
Weighted-average discount rate	3.9%	3.8%

11. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended November 30,		Six months ended November 30,
	2019	2018	2019	2018
Stock option expense	$0.4	$2.8	$1.0	$3.6
Restricted stock unit expense	0.4	0.7	1.2	1.3
Management stock purchase plan	0.0	0.2	0.0	0.2
Employee stock purchase plan	0.1	0.0	0.2	0.1
Total stock-based compensation expense	$0.9	$3.7	$2.4	$5.2

The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended November 30,		Six months ended November 30,
	2019	2018	2019	2018
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.1	0.2	0.1	0.3

12. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

The table below represents the Board authorizations at the dates indicated:

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Authorizations	Amount
July 2015	$50.0
March 2018	50.0
Total current Board authorizations at June 1, 2019	$100.0
Less repurchases made under these authorizations	(66.8)
Remaining Board authorization at November 30, 2019	$33.2

Repurchases of Common Stock were $7.1 and $19.6 during the three and six months ended November 30, 2019. The Company’s repurchase program may be suspended at any time without prior notice.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component, for the periods indicated:

	Three months ended November 30, 2019
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at September 1, 2019	$(49.1)	$(12.4)	$(61.5)
Other comprehensive income (loss) before reclassifications	3.9	—	3.9
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.3	0.3
Amortization of prior service credit (net of tax of $0.0)	—	(0.1)	(0.1)
Other comprehensive income (loss)	3.9	0.2	4.1
Ending balance at November 30, 2019	$(45.2)	$(12.2)	$(57.4)

	Three months ended November 30, 2018
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at September 1, 2018	$(45.0)	$(13.6)	$(58.6)
Other comprehensive income (loss) before reclassifications	(0.6)	—	(0.6)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.2	0.2
Postretirement benefit plan remeasurement (net of tax of $0.7)	—	2.0	2.0
Amortization of prior service credit (net of tax of $0.0)	—	(0.1)	(0.1)
Other reclassifications (net of tax of $0.2)	—	0.6	0.6
Other comprehensive income (loss)	(0.6)	2.7	2.1
Ending balance at November 30, 2018	$(45.6)	$(10.9)	$(56.5)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Six months ended November 30, 2019
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2019	$(47.1)	$(12.6)	$(59.7)
Other comprehensive income (loss) before reclassifications	1.9	—	1.9
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.5	0.5
Amortization of prior service credit (net of tax of $0.0)	—	(0.1)	(0.1)
Other comprehensive income (loss)	1.9	0.4	2.3
Ending balance at November 30, 2019	$(45.2)	$(12.2)	$(57.4)

	Six months ended November 30, 2018
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2018	$(41.9)	$(13.8)	$(55.7)
Other comprehensive income (loss) before reclassifications	(3.7)	—	(3.7)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.4	0.4
Postretirement benefit plan remeasurement (net of tax of $0.7)	—	2.0	2.0
Amortization of prior service credit (net of tax of $0.0)	—	(0.1)	(0.1)
Other reclassifications (net of tax of $0.2)	—	0.6	0.6
Other comprehensive income (loss)	(3.7)	2.9	(0.8)
Ending balance at November 30, 2018	$(45.6)	$(10.9)	$(56.5)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended November 30,		Six months ended November 30,		Condensed Consolidated Statements of Operations line item
	2019	2018	2019	2018
Employee benefit plans:
Amortization of unrecognized (gain) loss	$0.3	$0.2	$0.5	$0.4	Other components of net periodic benefit (cost)
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)	Other components of net periodic benefit (cost)
Less: Tax effect	0.0	0.0	0.0	0.0	Provision (benefit) for income taxes
Total cost, net of tax	$0.2	$0.1	$0.4	$0.3

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

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, debt and foreign currency forward contracts. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The Company employs Level 2 fair value measurements for the disclosure of the fair value of its various lines of credit and long term debt. The fair value of the Company's debt approximates the carrying value for all periods presented. The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes, are based on quotations from financial institutions, a Level 2 fair value measure. See Note 16, Derivatives and Hedging, for a more complete description of the fair value measurements employed.

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

The Company’s annual effective tax rate, exclusive of discrete items, is expected to be approximately 32.4%. The interim effective tax rate, inclusive of discrete items, was 32.2% for the three month period ended November 30, 2019 and 29.2% for the six month period ended November 30, 2019.

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

On June 21, 2018, the U.S. Supreme Court issued its opinion in South Dakota v. Wayfair, Inc. et. al., reversing prior precedent, in particular Quill Corp. v. North Dakota (1992), which held that states could not constitutionally require retailers to collect and remit sales or use taxes in respect to mail order or internet sales made to residents of a state in the absence of the retailer having a physical presence in the taxing state. As a result, the Company now has an obligation, at least on a going forward basis, to collect and remit sales and use taxes, primarily in respect to sales made through its school book club channel, as well as certain sales made through its ecommerce internet sites, to residents in states that the Company has not previously remitted sales or use taxes based on its having no physical presence in such states. As of November 30, 2019, the Company’s school book club channel was remitting sales taxes in 44 states and the District of Columbia. Any on-going or future litigation with states relating to sales and use taxes could be impacted favorably or unfavorably by the Court’s decision in future fiscal periods.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses and it recognizes the unrealized gain or loss in other current assets or other current liabilities. The notional values of the contracts as of November 30, 2019 and November 30, 2018 were $26.0 and $30.0, respectively. Unrealized gains of $0.3 and $0.9 were recognized for the six months ended November 30, 2019 and November 30, 2018, respectively.

17. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of the dates indicated:

	November 30, 2019	May 31, 2019	November 30, 2018
Accrued payroll, payroll taxes and benefits	$41.7	$41.2	$42.3
Accrued bonus and commissions	13.3	13.7	16.8
Returns liability	42.4	34.5	78.7
Accrued other taxes	30.2	29.3	31.3
Accrued advertising and promotions	12.3	9.6	9.2
Other accrued expenses	38.3	36.5	49.5
Total accrued expenses	$178.2	$164.8	$227.8

18. SUBSEQUENT EVENTS

The Board declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the third quarter of fiscal 2020. The dividend is payable on March 16, 2020 to shareholders of record as of the close of business on January 31, 2020.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenues for the quarter ended November 30, 2019 were $597.2 million, compared to $604.7 million in the prior fiscal year quarter, a decrease of $7.5 million. The Company reported net earnings per diluted share of $2.02 in the second quarter of fiscal 2020, compared to net earnings per diluted share of $1.99 in the prior fiscal year quarter.

During the fiscal quarter ended November 30, 2019, the Company experienced increased sales in the trade and book fair channels as well as in Asia with lower revenues in the book club channel. The Company's trade channel revenues increased 8% when compared to prior fiscal period results which included the release of Fantastic Beasts™: The Crimes of Grindelwald. The increase in trade channel revenues was due to the completion of the acquisition of a majority interest in Make Believe Ideas, Ltd. (MBI), which had been treated as an equity method investment in the prior fiscal year, and the continued revenue from the Company's best selling titles and series. In respect to the book fair channel, actions taken by the Company to improve fair quality and selection and the introduction of an e-Wallet digital payment option at more fairs resulted in an increased number of transactions per fair and steps taken to contain costs resulted in an increase in fair profitability. Local currency revenues increased in Asia, especially China where the Company is expanding as a leading provider of educational books for English language learning. Although book club channel revenues declined due to a lower number of teacher sponsors and the effect of sales tax collection, cost reductions mitigated the impact on profitability during the fiscal quarter.

Results of Operations – Consolidated

Revenues for the quarter ended November 30, 2019 decreased to $597.2 million, compared to $604.7 million in the prior fiscal year. The Children's Book Publishing and Distribution segment revenues decreased by $4.3 million, due to the release of Fantastic Beasts™: The Crimes of Grindelwald in the prior fiscal year period, as well as lower revenues of $15.4 million in the book club channel primarily due to lower sponsorship and the higher all in cost to consumers from the collection of state and local sales tax, partially offset by increased trade channel revenue, driven by the completion of the acquisition of a majority interest in MBI and its full consolidation in the financial statements and by sales of the Company's best-selling titles and series, and higher revenues in the book fairs channel. In the Education segment, revenues decreased by $1.6 million, primarily driven by lower revenues from custom publishing programs. In local currency, the International segment revenues increased by $0.3 million, primarily driven by higher revenues in Australia and New Zealand due to local trade publishing, as well as in Asia due to sales in China of educational books for English language learning, partially offset by lower revenues in Canada. International segment revenues were impacted by unfavorable foreign exchange of $1.9 million.

Revenues for the six months ended November 30, 2019 increased to $829.8 million, compared to $823.1 million in the prior fiscal year period. The Children's Book Publishing and Distribution segment revenue increased $9.6 million, driven by higher trade revenue of $20.4 million resulting from the completion of the acquisition of a majority interest in MBI and the continued success of the Company's best-selling titles and series, as well as higher revenues in the book fairs channel of $5.7 million, partially offset by lower book clubs revenues of $16.5 million. In the Education segment, revenues decreased $1.1 million due to lower revenues from custom publishing programs. In local currency, the International segment revenues increased by $2.7 million, primarily driven by higher revenues in Australia and New Zealand due to local trade publishing, as well as in Asia due to sales in China of educational books for English language learning, partially offset by lower revenues in Canada. International segment revenues were impacted by unfavorable foreign exchange of $4.5 million.

Components of Cost of goods sold for the three and six months ended November 30, 2019 and November 30, 2018 are as follows:

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

	Three months ended November 30,				Six months ended November 30,
	2019		2018		2019		2018
($ amounts in millions)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Product, service and production costs	$152.5	25.5%	$148.8	24.6%	$220.7	26.5%	$208.6	25.4%
Royalty costs	40.5	6.8%	42.3	7.0%	62.8	7.6%	63.2	7.7%
Prepublication and production amortization	7.1	1.2%	5.6	0.9%	13.7	1.7%	11.0	1.3%
Postage, freight, shipping, fulfillment and other	64.2	10.8%	65.7	10.9%	104.2	12.6%	104.9	12.7%
Total	$264.3	44.3%	$262.4	43.4%	$401.4	48.4%	$387.7	47.1%

Cost of goods sold for the quarter ended November 30, 2019 was $264.3 million, or 44.3% of revenues, compared to $262.4 million, or 43.4% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenues was primarily due to the completion of the acquisition of a majority interest in MBI and its full consolidation in the financial statements. MBI manufacturing costs associated with specialty products represented a portion of the increase in Cost of goods sold as a percentage of revenues.

Cost of goods sold for the six months ended November 30, 2019 was $401.4 million, or 48.4% of revenues, compared $387.7 million, or 47.1% of revenues, in the prior fiscal year period. The increase in Cost of goods sold as a percentage of revenues was primarily due to the completion of the acquisition of a majority interest in MBI and its full consolidation in the financial statements. MBI manufacturing costs associated with specialty products represented a portion of the increase in Cost of goods sold as a percentage of revenues. The Company continues to monitor and employ strategies to offset increased costs associated with higher tariffs. The impact of tariffs will likely impact the cost of goods sold in the remaining fiscal year, especially in the domestic school-based channels.

Selling, general and administrative expenses in the quarter ended November 30, 2019 decreased to $212.4 million, compared to $229.7 million in the prior fiscal year quarter. The decrease is primarily related to lower marketing expenses in the book club channel, lower labor related expenses, including lower staffing levels related to technology services, as well as a decrease in net sales tax expense in the book club channel coupled with the prior period pretax charge related to a legacy sales tax assessment, partially offset by lower equity method investment income due to the consolidation of MBI.

Selling, general and administrative expenses in the six months ended November 30, 2019 decreased to $379.9 million, compared to $393.4 million in the prior fiscal year period. The decrease is primarily related to lower marketing expenses in the book club and education channels and lower labor related expenses, as well as a decrease in net sales tax expense in the book club channel coupled with the prior period pretax charge related to a legacy sales tax assessment, partially offset by lower equity method investment income due to the consolidation of MBI.

Depreciation and amortization expenses in the quarter ended November 30, 2019 increased to $15.4 million, compared to $14.4 million in the prior fiscal year quarter. The increase was primarily attributable to upgraded point-of-sale machines placed into service in the book fair channel and assets placed in service for capitalized strategic technology investments.

Depreciation and amortization expenses in the six months ended November 30, 2019 increased to $30.8 million, compared to $27.6 million in the prior fiscal year period. The increase was primarily attributable to upgraded point-of-sale machines placed into service in the book fair channel and assets placed in service for capitalized strategic technology investments.

Net interest income in the quarter ended November 30, 2019 was less than $0.1 million compared to Net interest income of $0.5 million in the prior fiscal year quarter. The decrease in Net interest income is primarily due to lower U.S. interest rates and lower short-term investment balances driven, in part, by higher common stock repurchases.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Net interest income in the six months ended November 30, 2019 was $0.7 million, compared to net interest income of $1.3 million in the prior fiscal year period. The decrease in Net interest income is primarily due to lower U.S. interest rates and lower short-term investment balances driven, in part, by higher common stock repurchases. The Company expects a continued decrease in Net interest income in future periods.

The Company’s effective tax rate for the quarter ended November 30, 2019 was 32.2%, compared to 27.2% in the prior fiscal year quarter. The Company’s effective tax rate for the six month period ended November 30, 2019 was 29.2%, compared to 31.3% in the prior fiscal year quarter. The Company’s annual effective tax rate, exclusive of discrete items, is expected to be approximately 32.4%.

Net income for the quarter ended November 30, 2019 decreased by $0.5 million to $71.1 million, compared to Net income of $71.6 million in the prior fiscal year quarter. Earnings per basic and diluted share of Class A and Common Stock was $2.04 and $2.02, respectively, for the fiscal quarter ended November 30, 2019, compared to earnings per basic and diluted share of Class A and Common Stock of $2.03 and $1.99, respectively, in the prior fiscal year quarter.

Net income for the six months ended November 30, 2019 increased by $2.3 million to $12.6 million, compared to Net income of $10.3 million in the prior fiscal year period. Earnings per basic and diluted share of Class A and Common Stock were $0.36 and $0.35, respectively, in the six month period ended November 30, 2019, compared to earnings per basic and diluted share of Class A Stock and Common Stock of $0.29 and $0.29, respectively, in the prior fiscal year period.

Results of Operations

Children’s Book Publishing and Distribution

	Three months ended November 30,				Six months ended November 30,
($ amounts in millions)	2019	2018	$ change	% change	2019	2018	$ change	% change
Revenues	$413.6	$417.9	$(4.3)	(1.0)%	$523.2	$513.6	$9.6	1.9%
Cost of goods sold	171.5	168.4	3.1	1.8%	237.0	224.2	12.8	5.7%
Other operating expenses (1)	132.5	143.2	(10.7)	(7.5)%	218.3	229.1	(10.8)	(4.7)%
Operating income (loss)	$109.6	$106.3	$3.3	3.1%	$67.9	$60.3	$7.6	12.6%
Operating margin	26.5%	25.4%			13.0%	11.7%

(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended November 30, 2019 decreased by $4.3 million to $413.6 million, compared to $417.9 million in the prior fiscal year quarter. The decrease was primarily driven by book club channel sales, which decreased $15.4 million due to lower sponsorship and the higher all-in cost to consumers from the collection of state and local sales tax, as well as a lower number of events and revenue per event compared to the prior fiscal year quarter. Trade channel revenues increased by $7.7 million, primarily driven by the completion of the acquisition of a majority interest in MBI and its full consolidation in the financial statements, as well as higher revenues from Dav Pilkey's Dog Man series, continued sales of titles such as Guts by Raina Telgemeier, The Baby-Sitters Club: Boy-Crazy Stacey graphic novel, Allies by Alan Gratz and Call Down the Hawk (The Dreamer Trilogy, Book 1) by Maggie Stiefvater and higher media licensing sales, partially offset by lower Harry Potter related sales due to the prior fiscal year period release of Fantastic Beasts™: The Crimes of Grindelwald. Book fair channel revenue increased $3.4 million primarily driven by higher net redemptions of incentive credits, as well as an increase in revenue per fair when compared to the prior fiscal year quarter, on lower fair count, due to improved fair quality and selection as well as the introduction of an e-Wallet digital payment option at more fairs.

Revenues for the six months ended November 30, 2019 increased by $9.6 million to $523.2 million, compared to $513.6 million in the prior fiscal year period, primarily related to higher trade channel revenues of $20.4 million, driven by the additional revenues from the completion of the acquisition of a majority interest in MBI and its full consolidation in the financial statements, as well as with strong sales of core titles, including Dav Pilkey's Dog Man: For Whom the Ball Rolls, Guts by Raina Telgemeier and The Wonky Donkey and The Dinky Donkey titles,

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

and the Wings of Fire series, and media and entertainment sales, partially offset by lower Harry Potter related sales due to the prior fiscal year period release of Fantastic Beasts™: The Crimes of Grindelwald and the release of the Brian Selznick cover editions of Harry Potter. Book fair channel revenues increased $5.7 million primarily driven by revenue associated with higher net redemptions of incentive credits as well as an increase in revenue per fair when compared to the prior fiscal year quarter, on lower fair count, due to improved fair quality and selection and the introduction of an e-Wallet digital payment option at more fairs. Partially offsetting the higher segment revenues were lower book club channel sales of $16.5 million compared to the prior fiscal period, due to lower sponsorship and the higher all-in cost to consumers from the collection of state and local sales tax as well as lower number of events and revenue per event compared to the prior fiscal year quarter.

Cost of goods sold for the quarter ended November 30, 2019 was $171.5 million, or 41.5% of revenues, compared to $168.4 million, or 40.3% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenues was primarily due to the completion of the acquisition of a majority interest in MBI and its full consolidation in the financial statements. MBI manufacturing costs associated with specialty products represented a portion of the increase in Cost of goods sold as a percentage of revenues.

Cost of goods sold for the six months ended November 30, 2019 was $237.0 million, or 45.3% of revenues, compared to $224.2 million, or 43.7% of revenues, in the prior fiscal year period. The increase in Cost of goods sold as a percent of revenues was primarily due to the completion of the acquisition of a majority interest in MBI and its full consolidation in the financial statements. MBI manufacturing costs associated with specialty products represented a portion of the increase in Cost of goods sold as a percentage of revenues. The Company continues to monitor and employ strategies to offset increased costs associated with higher tariffs. The impact of tariffs may impact the cost of goods sold in the remaining fiscal year, especially in the domestic school-based channels.

Other operating expenses for the quarter ended November 30, 2019 decreased to $132.5 million compared to $143.2 million in the prior fiscal year quarter. The decrease was driven by lower marketing expenses and net sales tax expense in the book club channel as well as lower labor related and distribution expenses in the book fair channel.

Other operating expenses for the six months ended November 30, 2019 decreased to $218.3 million, compared to $229.1 million in the prior fiscal year period. The decrease was driven by lower marketing expenses and net sales tax expense in the book club channel as well as lower labor related and distribution expenses in the book fair channel.

Segment operating income for the quarter ended November 30, 2019 was $109.6 million, compared to operating income of $106.3 million in the prior fiscal year quarter. Despite the lower sales in the book club channel, the segment operating income increased by $3.3 million as a result of cost reduction strategies adopted in the book club and book fair channels, coupled with lower labor related and distribution expenses in the book fair channel and higher revenues in the trade channel.

Segment operating income for the six months ended November 30, 2019 was $67.9 million, compared to $60.3 million in the prior fiscal year period. Despite the lower sales in the book club channel, the segment operating income increased by $7.6 million as a result of cost reduction strategies adopted in the book club and book fair channels, coupled with lower labor related and distribution expenses in the book fair channel and continued growth in the trade channel.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Education

	Three months ended November 30,				Six months ended November 30,
($ amounts in millions)	2019	2018	$ change	% change	2019	2018	$ change	% change
Revenues	$69.9	$71.5	$(1.6)	(2.2)%	$118.3	$119.4	$(1.1)	(0.9)%
Cost of goods sold	23.2	22.0	1.2	5.5%	44.1	41.9	2.2	5.3%
Other operating expenses (1)	40.5	41.2	(0.7)	(1.7)%	81.4	84.1	(2.7)	(3.2)%
Operating income (loss)	$6.2	$8.3	$(2.1)	(25.3)%	$(7.2)	$(6.6)	$(0.6)	*
Operating margin	8.9%	11.6%			—%	—%

(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended November 30, 2019 decreased to $69.9 million, compared to $71.5 million in the prior fiscal year quarter. The $1.6 million decrease was primarily driven by lower revenues from custom publishing programs, partially offset by an increase in revenues from classroom book collection products and professional learning consulting services.

Revenues for the six months ended November 30, 2019 decreased to $118.3 million, compared to $119.4 million in the prior fiscal year period. The $1.1 million decrease was primarily driven by lower revenues from custom publishing programs, partially offset by an increase in revenues from classroom book collection products and professional learning consulting services.

Cost of goods sold for the quarter ended November 30, 2019 was $23.2 million, or 33.2% of revenues, compared to $22.0 million, or 30.8% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenues was primarily due to an increase in the amortization of prepublication costs related to digital subscription components of the recently launched Scholastic Literacy product.

Cost of goods sold for the six months ended November 30, 2019 was $44.1 million, or 37.3% of revenues, compared to $41.9 million, or 35.1% of revenues, in the prior fiscal year period. The increase in Cost of goods sold as a percentage of revenues was primarily due to an increase in the amortization of prepublication costs related to digital subscription components of the recently launched Scholastic Literacy product.

Other operating expenses for the quarter ended November 30, 2019 decreased to $40.5 million, compared to $41.2 million in the prior fiscal year quarter. The $0.7 million decrease was primarily related to lower employee-related costs.

Other operating expenses decreased to $81.4 million for the six months ended November 30, 2019, compared to $84.1 million in the prior fiscal year period. The $2.7 million decrease was primarily related to lower marketing expenses and decreased employee-related costs.

Segment operating income for the quarter ended November 30, 2019 was $6.2 million, compared to operating income of $8.3 million in the prior fiscal year quarter. The decrease was primarily driven by modestly lower revenues and an increase in the amortization of prepublication costs related to digital subscription components of the recently launched Scholastic Literacy product.

Segment operating loss for the six months ended November 30, 2019 was $7.2 million, compared to an operating loss of $6.6 million in the prior fiscal year period. The increase in operating loss was primarily driven by modestly lower revenues and an increase in the amortization of prepublication costs related to digital subscription components of the recently launched Scholastic Literacy product.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

International

	Three months ended November 30,				Six months ended November 30,
($ amounts in millions)	2019	2018	$ change	% change	2019	2018	$ change	% change
Revenues	$113.7	$115.3	$(1.6)	(1.4)%	$188.3	$190.1	$(1.8)	(0.9)%
Cost of goods sold	59.3	60.4	(1.1)	(1.8)%	98.0	98.7	(0.7)	(0.7)%
Other operating expenses (1)	42.7	41.9	0.8	1.9%	82.3	80.4	1.9	2.4%
Operating income (loss)	$11.7	$13.0	$(1.3)	(10.0)%	$8.0	$11.0	$(3.0)	(27.3)%
Operating margin	10.3%	11.3%			4.2%	5.8%

(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended November 30, 2019 decreased to $113.7 million, compared to $115.3 million in the prior fiscal year quarter. Local currency revenues across the Company's foreign operations increased by $0.3 million, which were more than offset by an adverse foreign exchange impact of $1.9 million. Local currency revenues in Australia and New Zealand increased $2.9 million on higher trade, book club and book fair channel revenues, local currency revenues in the export and foreign rights businesses increased $0.9 million and local currency revenues in Asia increased $0.7 million primarily related to sales of educational books for English language learning. Local currency revenues decreased in Canada by $3.8 million, primarily driven by lower book club channel sales, and in the UK by $0.4 million. The international trade channel sales increase was primarily driven by the global success of Dav Pilkey's Dog Man series and locally published trade channel titles.

Revenues for the six months ended November 30, 2019 decreased to $188.3 million, compared to $190.1 million in the prior fiscal year period. Local currency revenues across the Company's foreign operations increased by $2.7 million, which was more than offset by the adverse impact in foreign exchange of $4.5 million. The increase was primarily driven by higher revenues in Australia and New Zealand, Asia, UK and the export and foreign rights businesses, which is a result of the Company's continued success with popular global titles as well as local trade publishing, partially offset by lower revenues in Canada. Local currency revenues in Australia and New Zealand increased $4.0 million on higher trade, book club and book fair channel revenues, local currency revenues in Asia increased $1.1 million primarily related to sales of educational books for English language learning, local currency revenues in export and foreign rights increased $0.6 million and local currency revenues in the UK increased $0.5 million primarily driven by trade channel sales partially offset by lower book fair channel revenues. Local currency revenues in Canada decreased $3.5 million driven by lower book club channel revenues. The Company will also be monitoring the status of the recently commenced Ontario teachers' union work-to-rule campaign which could further affect the Canadian business in the remaining fiscal period.

Cost of goods sold for the quarter ended November 30, 2019 was $59.3 million, or 52.2% of revenues, compared to $60.4 million, or 52.4% of revenues, in the prior fiscal year quarter. Cost of goods sold as a percentage of revenues was relatively flat primarily due to favorable product mix in Australia, offset by an increase in cost of goods sold as a percentage of revenues in Canada driven by lower sales volumes.

Cost of goods sold for the six months ended November 30, 2019 was $98.0 million, or 52.0% of revenues, compared to $98.7 million, or 51.9% of revenues, in the prior fiscal year period. Cost of goods sold as a percentage of revenues was relatively flat with increases in Canada and Asia being offset by favorable product mix in the UK.

Other operating expenses for the quarter ended November 30, 2019 were $42.7 million, compared to $41.9 million in the prior fiscal year quarter. In local currencies, Other operating expenses increased $1.3 million primarily related to lower equity method investment income resulting from the completion of the acquisition of a majority interest in MBI and its full consolidation in the financial statements, an increase in employee related expenses and increased bad debt expense in the direct sales channel.

Other operating expenses for the six months ended November 30, 2019 were $82.3 million, compared to $80.4 million in the prior fiscal year period. In local currencies, Other operating expenses increased by $3.4 million primarily related to lower equity method investment income resulting from the completion of the acquisition of

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

a majority interest in MBI and its full consolidation in the financial statements, an increase in employee related expenses and increased bad debt expense in the Asia direct sales channel.

Segment operating income for the quarter ended November 30, 2019 was $11.7 million, compared to $13.0 million in the prior fiscal year quarter. The decrease was due to the higher Other operating expenses primarily driven by the full consolidation of MBI.

Segment operating income for the six months ended November 30, 2019 was $8.0 million, compared to $11.0 million in the prior fiscal year period. The decrease was due to the higher Other operating expenses primarily driven by the full consolidation of MBI and increased bad debt expense in the Asia direct sales channel.

Overhead

Unallocated overhead expense for the quarter ended November 30, 2019 decreased by $7.0 million to $22.4 million, from $29.4 million in the prior fiscal year quarter. The decrease was primarily driven by lower contracted services within technology operations as well as a prior period $4.3 million pretax charge related to a legacy sales tax assessment, partially offset by a $1.0 million pretax charge relating to a settlement arising from an intellectual property producing agreement and a $0.5 million increase in severance expense related to cost saving initiatives.

Unallocated overhead expense for the six months ended November 30, 2019 increased by $0.7 million to $51.0 million, from $50.3 million in the prior fiscal year period. The increase was primarily related to a $2.8 million increase in severance expense related to cost saving initiatives, a $1.5 million settlement, without admission of liability, for alleged patent infringement, a $1.0 million pretax charge relating to a settlement arising from an intellectual property producing agreement and higher depreciation expense related to recent system upgrades which are now in service, partially offset by a $4.3 million pretax charge in the prior fiscal year related to a legacy sales tax assessment.

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book club and book fair channels and most of its Education businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Trade sales can vary throughout the year due to varying release dates of published titles. The Company generally experiences a loss from operations in the first and third quarters of each fiscal year. As the Company's Education segment continues to sell its recently introduced core curriculum offering, Scholastic Literacy, these revenues are likely to be recognized in the first fiscal quarter, when schools and districts are preparing for the upcoming school year.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Liquidity and Capital Resources

Cash provided by operating activities was $14.3 million for the six months ended November 30, 2019, compared to cash provided by operating activities of $39.5 million for the prior fiscal year period, representing a decrease in cash provided by operating activities of $25.2 million. The decrease in cash provided was primarily due to higher royalty related payments driven by the higher sales of Scholastic owned titles and the acceleration of vendor payments to increase rebates and discounts, as well as higher income tax payments driven by a refund received in the prior fiscal year, partially offset by lower inventory purchases.

Cash used in investing activities was $48.4 million for the six months ended November 30, 2019, compared to cash used in investing activities of $72.5 million in the prior fiscal year period, representing a decrease in cash used in investing activities of $24.1 million. The decrease in cash used was primarily due to lower capital spending on the Company's now completed headquarters building modernization project, lower prepublication and production spending and a decrease in spending related to strategic technology initiatives, partially offset by increased capital spending relating to a UK warehouse optimization project.

Cash used in financing activities was $22.1 million for the six months ended November 30, 2019, compared to cash provided by financing activities of less than $0.1 million for the prior fiscal year period, representing an increase in cash used in financing activities of $22.1 million. The increase in cash used was primarily driven by common stock repurchases by the Company, which were $19.6 million in the current fiscal year period with no such repurchases in the prior fiscal year period and higher net proceeds pursuant to stock option exercises last fiscal year of $4.9 million.

Cash Position

The Company’s cash and cash equivalents totaled $277.8 million at November 30, 2019, $334.1 million at May 31, 2019 and $358.1 million at November 30, 2018. Cash and cash equivalents held by the Company’s U.S. operations totaled $254.3 million at November 30, 2019, $308.7 million at May 31, 2019 and $340.6 million at November 30, 2018.

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

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, dividends, currently authorized Common share repurchases, debt service, planned capital expenditures and other investments. As of November 30, 2019, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $277.8 million, cash from operations, and funding available under the Company's US and UK Loan Agreements totaling approximately $377.6 million. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the US Loan Agreement be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Additionally, the Company has short-term credit facilities of $56.1 million, less current borrowings of $13.5 million and commitments of $4.9 million, resulting in $37.7 million of current availability at November 30, 2019. Accordingly, the Company believes these sources of liquidity are sufficient to finance its ongoing operating needs, as well as its financing and investing activities.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Financing

The Company is party to the US and UK Loan Agreements and certain credit lines with various banks as described in Note 4 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements." There were no outstanding borrowings under the US Loan Agreement as of November 30, 2019. On September 23, 2019, Scholastic Limited UK entered into a term loan agreement to borrow £2.0 million to fund a land purchase in connection with the construction of a new UK facility. The loan has a maturity date of July 31, 2021. As of November 30, 2019, the Company had $2.6 million outstanding on the loan.

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of November 30, 2019. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of November 30, 2019:

($ amounts in millions)	Fiscal Year Maturity
	2020(1)	2021	2022	2023	2024	Thereafter	Total	Fair Value @ 11/30/2019
Debt Obligations
Lines of Credit and current portion of long-term debt	$13.5	$0.0	$0.0	$0.0	$0.0	$0.0	$13.5	$13.5
Average interest rate	3.8%	—	—	—	—	—
Long-term debt	$0.0	$0.0	$2.6	$0.0	$0.0	$0.0	$2.6	$2.6
Average interest rate	—	—	2.5%	—	—	—

(1)    Fiscal 2020 includes the remaining six months of the current fiscal year ending May 31, 2020.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of November 30, 2019, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended November 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION
SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended November 30, 2019:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
September 1 through September 30, 2019	4,555	37.27	4,555	$40.0
October 1 through October 31, 2019	85,054	36.65	85,054	36.9
November 1 through November 30, 2019	103,849	36.68	103,849	33.2
Total	193,458		193,458	$33.2

(i) Represents the amount remaining at November 30, 2019 under the $50.0 Board authorization for Common share repurchases announced on March 21, 2018, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions. See Note 12 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements,” for a description of the Company’s share buy-back program and share repurchase authorizations.

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.1	Offer of employment letter, effective November 18, 2019, between Scholastic Corporation and Sasha Quinton.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2019, formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted Inline Extensible Business Reporting Language and contained in Exhibit 101.

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED November 30, 2019
Exhibits Index

Exhibit Number	Description of Document
10.1 *	Offer of employment letter, effective November 18, 2019, between Scholastic Corporation and Sasha Quinton.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2019, formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

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

SCHOLASTIC CORPORATION
(Registrant)

Date: December 20, 2019	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board, President and Chief Executive Officer

Date: December 20, 2019	By:	/s/ Kenneth J. Cleary

Kenneth J. Cleary
Chief Financial Officer (Principal Financial Officer)