Form 10-Q
period 2020-02-29
SCHOLASTIC CORP
filed 2020-03-20
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	February 29, 2020	Commission File No.	000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway,
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (212) 343-6100

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of each class	Number of shares outstanding as of February 29, 2020
Common Stock, $.01 par value	32,614,515
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Revenues	$373.3	$360.1	$1,203.1	$1,183.2
Operating costs and expenses:
Cost of goods sold	183.0	176.9	584.4	564.6
Selling, general and administrative expenses	194.9	190.9	574.8	584.3
Depreciation and amortization	15.4	13.7	46.2	41.3
Asset impairments and write downs	40.0	—	40.0	—
Total operating costs and expenses	433.3	381.5	1,245.4	1,190.2
Operating income (loss)	(60.0)	(21.4)	(42.3)	(7.0)
Interest income (expense), net	0.3	1.0	1.0	2.3
Other components of net periodic benefit (cost)	(0.4)	(0.4)	(1.0)	(1.1)
Earnings (loss) before income taxes	(60.1)	(20.8)	(42.3)	(5.8)
Provision (benefit) for income taxes	(16.8)	(8.2)	(11.6)	(3.5)
Net income (loss)	(43.3)	(12.6)	(30.7)	(2.3)
Less: Net income attributable to noncontrolling interest	0.0	—	0.1	—
Net income (loss) attributable to Scholastic Corporation	$(43.3)	$(12.6)	$(30.8)	$(2.3)
Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic	$(1.25)	$(0.36)	$(0.89)	$(0.07)
Diluted	$(1.25)	$(0.36)	$(0.89)	$(0.07)

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Net income (loss)	$(43.3)	$(12.6)	$(30.7)	$(2.3)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(2.3)	1.7	(0.4)	(2.0)
Pension and postretirement adjustments (net of tax)	0.3	0.2	0.7	3.1
Total other comprehensive income (loss), net	$(2.0)	$1.9	$0.3	$1.1
Comprehensive income (loss)	$(45.3)	$(10.7)	$(30.4)	$(1.2)
Less: Net income attributable to noncontrolling interest	0.0	—	0.1	—
Comprehensive income (loss) attributable to Scholastic Corporation	$(45.3)	$(10.7)	$(30.5)	$(1.2)

 See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	February 29, 2020 (unaudited)	May 31, 2019 (audited)	February 28, 2019 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$263.8	$334.1	$338.1
Accounts receivable, net	281.2	250.1	317.3
Inventories, net	307.7	323.7	356.8
Prepaid expenses and other current assets	88.5	52.7	84.8
Total current assets	941.2	960.6	1,097.0
Noncurrent Assets:
Property, plant and equipment, net	579.1	577.7	574.9
Prepublication costs, net	70.8	70.2	65.3
Operating lease right-of-use assets, net	71.7	—	—
Royalty advances, net	51.1	47.5	52.3
Goodwill	125.3	125.2	119.1
Noncurrent deferred income taxes	37.1	37.0	43.6
Other assets and deferred charges	72.1	60.3	70.9
Total noncurrent assets	1,007.2	917.9	926.1
Total assets	$1,948.4	$1,878.5	$2,023.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$9.7	$7.3	$11.0
Accounts payable	187.9	195.3	215.3
Accrued royalties	77.3	41.9	76.8
Deferred revenue	158.1	130.8	154.7
Other accrued expenses	170.9	164.8	236.2
Accrued income taxes	3.7	1.4	2.1
Operating lease liabilities	22.7	—	—
Total current liabilities	630.3	541.5	696.1
Noncurrent Liabilities:
Long-term debt	6.4	—	—
Operating lease liabilities	52.0	—	—
Other noncurrent liabilities	60.4	64.2	57.9
Total noncurrent liabilities	118.8	64.2	57.9
Commitments and Contingencies (see Note 6)	—	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	—	—	—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 32.6, 33.4 and 33.6 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	621.9	620.8	619.4
Accumulated other comprehensive income (loss)	(59.4)	(59.7)	(54.6)
Retained earnings	966.2	1,012.6	1,000.5
Treasury stock, at cost: 10.3, 9.5 and 9.3 shares, respectively	(331.2)	(302.6)	(296.6)
Total stockholders’ equity of Scholastic Corporation	1,197.9	1,271.5	1,269.1
Noncontrolling interest	1.4	1.3	—
Total stockholders’ equity	1,199.3	1,272.8	1,269.1
Total liabilities and stockholders’ equity	$1,948.4	$1,878.5	$2,023.1

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2018	1.7	$0.0	33.3	$0.4	$614.4	$(55.7)	$1,065.2	$(303.5)	$1,320.8	$0.0	$1,320.8
Net Income (loss)	—	—	—	—	—	—	(61.3)	—	(61.3)	—	(61.3)
Adoption of ASC 606 ( net of tax of $16.0)	—	—	—	—	—	—	(46.5)	—	(46.5)	—	(46.5)
Foreign currency translation adjustment	—	—	—	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	1.5	—	—	—	1.5	—	1.5
Proceeds pursuant to stock-based compensation plans	—	—	—	—	2.8	—	—	—	2.8	—	2.8
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(3.2)	—	—	3.5	0.3	—	0.3
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.3)	—	(5.3)	—	(5.3)
Balance at August 31, 2018	1.7	$0.0	33.4	$0.4	$615.5	$(58.6)	$952.1	$(300.0)	$1,209.4	$0.0	$1,209.4
Net Income (loss)	—	—	—	—	—	—	71.6	—	71.6	—	71.6
Foreign currency translation adjustment	—	—	—	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Pension and post-retirement adjustments (net of tax of $0.8)	—	—	—	—	—	2.7	—	—	2.7	—	2.7
Stock-based compensation	—	—	—	—	3.7	—	—	—	3.7	—	3.7
Proceeds pursuant to stock-based compensation plans	—	—	—	—	2.5	—	—	—	2.5	—	2.5
Purchases of treasury stock at cost	—	—	—	—	—	—	—	—	—	—	—
Treasury stock issued pursuant to equity-based plans	—	—	0.2	—	(3.8)	—	—	4.4	0.6	—	0.6
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.3)	—	(5.3)	—	(5.3)
Balance at November 30, 2018	1.7	$0.0	33.6	$0.4	$617.9	$(56.5)	$1,018.4	$(295.6)	$1,284.6	$0.0	$1,284.6
Net Income (loss)	—	—	—	—	—	—	(12.6)	—	(12.6)	—	(12.6)
Foreign currency translation adjustment	—	—	—	—	—	1.7	—	—	1.7	—	1.7
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	1.6	—	—	—	1.6	—	1.6
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.5	—	—	—	0.5	—	0.5
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(2.0)	(2.0)	—	(2.0)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(0.6)	—	—	1.0	0.4	—	0.4
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.3)	—	(5.3)	—	(5.3)
Balance at February 28, 2019	1.7	$0.0	33.6	$0.4	$619.4	$(54.6)	$1,000.5	$(296.6)	$1,269.1	$0.0	$1,269.1

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2019	1.7	$0.0	33.4	$0.4	$620.8	$(59.7)	$1,012.6	$(302.6)	$1,271.5	$1.3	$1,272.8
Net Income (loss)	—	—	—	—	—	—	(58.5)	—	(58.5)	—	(58.5)
Foreign currency translation adjustment	—	—	—	—	—	(2.0)	—	—	(2.0)	—	(2.0)
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	1.5	—	—	—	1.5	—	1.5
Purchases of treasury stock at cost	—	—	(0.3)	—	—	—	—	(12.6)	(12.6)	—	(12.6)
Treasury stock issued pursuant to equity-based plans	—	—	0.0	—	(0.1)	—	—	0.6	0.5	—	0.5
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Noncontrolling interest in Make Believe Ideas	—	—	—	—	—	—	—	—	—	(0.0)	—
Balance at August 31, 2019	1.7	$0.0	33.1	$0.4	$622.2	$(61.5)	$948.9	$(314.6)	$1,195.4	$1.3	$1,196.7
Net Income (loss)	—	—	—	—	—	—	71.0	—	71.0	—	71.0
Foreign currency translation adjustment	—	—	—	—	—	3.9	—	—	3.9	—	3.9
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	0.9	—	—	—	0.9	—	0.9
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.3	—	—	—	0.3	—	0.3
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(7.1)	(7.1)	—	(7.1)
Treasury stock issued pursuant to equity-based plans	—	—	—	—	(2.1)	—	—	2.7	0.6	—	0.6
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Noncontrolling interest in Make Believe Ideas	—	—	—	—	—	—	—	—	—	0.0	—
Balance at November 30, 2019	1.7	$0.0	33.0	$0.4	$621.3	$(57.4)	$1,014.7	$(319.0)	$1,260.0	$1.3	$1,261.3
Net Income (loss)	—	—	—		—	—	(43.3)	—	(43.3)	—	(43.3)
Foreign currency translation adjustment	—	—	—	—	—	(2.3)	—	—	(2.3)	—	(2.3)
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.3	—	—	0.3	—	0.3
Stock-based compensation	—	—	—	—	0.7	—	—	—	0.7	—	0.7
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.4	—	—	—	0.4	—	0.4
Purchases of treasury stock at cost	—	—	(0.4)	—	—	—	—	(13.0)	(13.0)	—	(13.0)
Treasury stock issued pursuant to equity-based plans	—	—	0.0	—	(0.5)	—	—	0.8	0.3	—	0.3
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Noncontrolling interest in Make Believe Ideas	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance at February 29, 2020	1.7	$0.0	32.6	$0.4	$621.9	$(59.4)	$966.2	$(331.2)	$1,197.9	$1.4	$1,199.3

See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Nine months ended
	February 29,	February 28,
	2020	2019
Cash flows - operating activities:
Net income (loss) attributable to Scholastic Corporation	$(30.8)	$(2.3)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	7.3	5.7
Provision for losses on inventory	13.7	12.2
Provision for losses on royalty advances	3.8	3.0
Amortization of prepublication and production costs	19.7	16.6
Depreciation and amortization	48.1	43.7
Amortization of pension and postretirement actuarial gains and losses	0.7	0.5
Deferred income taxes	(0.2)	(2.6)
Stock-based compensation	3.1	6.8
Income from equity investments	(3.6)	(5.7)
Non cash write off related to asset impairments and write downs	40.0	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(38.9)	(87.9)
Inventories	(36.2)	(77.9)
Prepaid expenses and other current assets	(35.9)	(24.5)
Royalty advances	(9.1)	(10.7)
Accounts payable	(0.1)	29.4
Accrued income taxes	2.3	0.2
Accrued royalties	35.6	42.5
Deferred revenue	27.5	43.9
Other assets and liabilities	(3.0)	67.6
Net cash provided by (used in) operating activities	44.0	60.5

Cash flows - investing activities:
Prepublication and production expenditures	(21.5)	(32.3)
Additions to property, plant and equipment	(48.4)	(71.0)
Acquisition of land	(3.3)	—
Other investment and acquisition-related payments	(1.2)	(0.5)
Net cash provided by (used in) investing activities	(74.4)	(103.8)

Cash flows - financing activities:
Proceeds from long-term debt	6.4	—
Repayments of long-term debt	—	—
Borrowings under lines of credit	22.5	48.5
Repayments of lines of credit	(19.7)	(46.6)
Repayment of capital lease obligations	(1.5)	(1.1)
Reacquisition of common stock	(32.2)	(2.0)
Proceeds pursuant to stock-based compensation plans	0.7	5.8
Payment of dividends	(15.7)	(15.8)
Other	(0.2)	1.3
Net cash provided by (used in) financing activities	(39.7)	(9.9)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.6)

Net increase (decrease) in cash and cash equivalents	(70.3)	(53.8)
Cash and cash equivalents at beginning of period	334.1	391.9
Cash and cash equivalents at end of period	$263.8	$338.1

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Assets Held For Sale
The Company committed to a plan to sell the company-owned facility located in Danbury, Connecticut to relocate the book fairs warehousing and distribution operations conducted in Danbury to a warehouse in Allentown, Pennsylvania. This asset is included in the Overhead segment. The Company also committed to a plan to sell the UK distribution centers located in Witney and Southam to consolidate the operations into a new facility in Warwickshire which is currently under construction. These assets are included in the International segment. The Company expects the sale of these facilities to be completed within one year and to recognize a gain on sale. The long-lived assets which consist of land, building, and building improvements are classified as held for sale. These assets are carried at the lower of carrying value or fair value less costs to sell and no additional depreciation is being recognized. As of February 29, 2020, the carrying amounts totaled $8.8.

New Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The updates in this guidance remove the following exceptions: 1. Exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income); 2. Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; 3. Exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; 4. Exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.

The guidance also simplifies the accounting for income taxes by: 1. Requiring an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; 2. Requiring an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; 3. Specifying an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; 4. Requiring an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The guidance further provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction.

The ASU will be effective for the Company in the first quarter of fiscal 2022. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. An entity that elects to early adopt in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period and an entity that elects early adoption must adopt all the amendments in the same period. The Company is evaluating the impact of this ASU on its consolidated Financial Statements.

Current Fiscal Year Adoptions

Topic 842, Leases
Refer to Note 11, Leases, for a discussion of the Company's lease accounting following the adoption of ASU No. 2016-02, Leases (Topic 842) in the first quarter of fiscal 2020.

ASU No. 2018-15
In August 2018, the FASB issued ASU No. 2018-15, Intangibles- Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The Company adopted ASU No. 2018-15 as of the beginning of the first quarter of fiscal 2020 using the prospective approach. In the third fiscal quarter, the Company capitalized approximately $9.5 of cloud computing costs which have not yet been placed into service. This amount is included within Other assets and deferred charges within the Company's Condensed Consolidated Balance Sheets and within the operating activities section of the Company's Condensed Consolidated Statement of Cash Flows.

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

2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s disaggregated revenues by region and domestic channel:

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
U.S. Book Clubs	$43.4	$55.0	$137.3	$165.4
U.S. Book Fairs	100.1	97.4	351.7	343.3
U.S. Trade	70.4	65.6	231.6	222.9
U.S. Education	74.3	60.3	192.5	179.7
Non-U.S. Major Markets(1)	59.2	54.0	210.1	192.2
Non-U.S. Other Markets(2)	25.9	27.8	79.9	79.7
Total Revenues	$373.3	$360.1	$1,203.1	$1,183.2

(1) - Includes Canada, UK, Australia and New Zealand.
(2) - Primarily includes markets in Asia.

Estimated Returns
A liability for expected returns of $40.6, $34.5, and $97.3 is recorded within Other accrued expenses as of February 29, 2020, May 31, 2019, and February 28, 2019, respectively. In addition, a return asset of $2.5, $1.6, and $13.2 is recorded within Prepaid expenses and other current assets as of February 29, 2020, May 31, 2019, and February 28, 2019, respectively, for the recoverable cost of product estimated to be returned by customers.

Deferred Revenue
The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. These liabilities are recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The Company recognized revenue which was included in the opening deferred revenue balance in the amount of $33.0 and $28.3 for the three months ended February 29, 2020 and February 28, 2019, respectively, and $107.0 and $91.0 for the nine months ended February 29, 2020 and February 28, 2019, respectively.

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

The following table sets forth information for the Company's segments for the fiscal quarters ended February 29, 2020 and February 28, 2019:

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Three months ended February 29, 2020
Revenues	$220.2	$74.3	—	$294.5	$78.8	$373.3
Bad debt expense	1.2	0.7	—	1.9	1.1	3.0
Depreciation and amortization (2)	6.7	3.3	10.8	20.8	1.9	22.7
Asset impairments and write downs	—	—	40.0	40.0	—	40.0
Segment operating income (loss)	2.2	9.8	(68.3)	(56.3)	(3.7)	(60.0)
Expenditures for other noncurrent assets (3)	11.5	5.4	19.4	36.3	5.4	41.7
Three months ended February 28, 2019
Revenues	$218.0	$60.3	—	$278.3	$81.8	$360.1
Bad debt expense	0.8	0.5	—	1.3	0.3	1.6
Depreciation and amortization (2)	5.9	2.6	10.4	18.9	1.6	20.5
Asset impairments and write downs	—	—	—	—	—	—
Segment operating income (loss)	4.4	0.3	(23.1)	(18.4)	(3.0)	(21.4)
Expenditures for other noncurrent assets (3)	17.3	5.5	15.3	38.1	2.7	40.8

The following table sets forth information for the Company's segments for the fiscal periods ended February 29, 2020 and February 28, 2019:

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Nine months ended February 29, 2020
Revenues	$743.4	$192.6	—	$936.0	$267.1	$1,203.1
Bad debt expense	2.8	1.5	—	4.3	3.0	7.3
Depreciation and amortization (2)	19.9	9.8	32.7	62.4	5.4	67.8
Asset impairments and write downs	—	—	40.0	40.0	—	40.0
Segment operating income (loss)	70.1	2.6	(119.3)	(46.6)	4.3	(42.3)
Segment assets at February 29, 2020	594.1	208.5	853.9	1,656.5	291.9	1,948.4
Goodwill at February 29, 2020	47.1	68.2	—	115.3	10.0	125.3
Expenditures for other noncurrent assets (3)	40.2	15.0	37.6	92.8	18.1	110.9
Other noncurrent assets at February 29, 2020 (3)	$183.0	$123.1	$499.1	$805.2	$76.6	$881.8
Nine months ended February 28, 2019
Revenues	$731.6	$179.7	—	$911.3	$271.9	$1,183.2
Bad debt expense	3.2	1.2	—	4.4	1.3	5.7
Depreciation and amortization (2)	17.5	6.7	31.1	55.3	5.0	60.3
Asset impairments and write downs	—	—	—	—	—	—
Segment operating income (loss)	64.7	(6.3)	(73.4)	(15.0)	8.0	(7.0)
Segment assets at February 28, 2019	585.2	173.6	977.9	1,736.7	286.4	2,023.1
Goodwill at February 28, 2019	40.9	68.2	—	109.1	10.0	119.1
Expenditures for other noncurrent assets (3)	48.3	15.6	55.9	119.8	10.1	129.9
Other noncurrent assets at February 28, 2019 (3)	$170.4	$112.3	$502.8	$785.5	$80.3	$865.8

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

(3)
Other noncurrent assets include property, plant and equipment, prepublication assets, production assets, cloud computing costs, royalty advances, goodwill, intangible assets and investments. Expenditures for other noncurrent assets for the International segment include expenditures for long-lived assets of $4.3 and $1.5 for the three months ended February 29, 2020 and February 28, 2019, respectively, and $14.2 and $5.9 for the nine months ended February 29, 2020 and February 28, 2019, respectively. Other noncurrent assets for the International segment include long-lived assets of $44.1 and $36.3 as of February 29, 2020 and February 28, 2019, respectively.

4. ASSET WRITE DOWN

During the third quarter, the Company implemented new systems, processes and a centralized management structure to better coordinate demand planning and procurement activity across North America, and to optimize inventory utilization and management. As a result of the foregoing, the Company determined that substantial quantities of inventory will not be required to meet future profitable demand, and will be donated, liquidated or disposed. Accordingly, a $40.0 non cash write down was recognized in the current period for this excess inventory and associated costs. The inventory cost, net of reserves, was $37.6. In addition, $1.6 and $0.8 of author advances and prepublication costs, respectively, were written down as they were directly related to the inventory. The related impact was a loss per basic and diluted share of Class A and Common Stock of $0.84 in the three and nine month periods ended February 29, 2020.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

5. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	February 29, 2020	May 31, 2019	February 28, 2019
Revolving Loan	—	—	—
Unsecured lines of credit (weighted average interest rates of 4.6%, 4.1% and 4.3%, respectively)	$9.7	$7.3	$11.0
UK long-term debt (average interest rate of 2.5%, n/a and n/a, respectively)	6.4	—	—
Total debt	$16.1	$7.3	$11.0
Less lines of credit, short-term debt and current portion of long-term debt	(9.7)	(7.3)	(11.0)
Total long-term debt	$6.4	$0.0	$0.0

UK Loan Agreement

On September 23, 2019, Scholastic Limited UK entered into a term loan agreement to borrow £2.0 to fund a land purchase in connection with the construction of a new UK facility. The loan has a maturity date of July 31, 2021. Under the agreement, the principal balance is due in full in a single payment on the last day of the term and interest on the amount borrowed is due and payable quarterly. The interest is charged at 1.77% per annum over the Base Rate. The Base Rate is currently equal to 0.75% per annum and is subject to change. As of February 29, 2020, the Company had $2.6 outstanding on the loan.

On January 24, 2020, Scholastic Limited UK entered into a term loan facility with a borrowing limit of £6.6 to fund the construction of the new UK facility. The loan has a maturity date of July 31, 2021. Under the agreement, the principal balance is due in full in a single payment on the last day of the term and interest on the amount borrowed is due and payable quarterly. The interest is charged at 1.77% per annum over the Base Rate. The Base Rate is currently equal to 0.75% per annum and is subject to change. As of February 29, 2020, the Company had $3.8 outstanding on the loan and the remaining available credit under this facility is $4.6.

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

As of February 29, 2020, the indicated spread on Base Rate Advances was 0.175% and the indicated spread on Eurodollar Advances was 1.175%, both based on the Company’s prevailing consolidated debt to total capital ratio.
The Loan Agreement also provides for the payment of a facility fee in respect of the aggregate amount of revolving credit commitments ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At February 29, 2020, the facility fee rate was 0.20%.
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

As of February 29, 2020, the Company had no outstanding borrowings under the Loan Agreement. At February 29, 2020, the Company had open standby letters of credit totaling $5.3 issued under certain credit lines, including $0.4 under the Loan Agreement and $4.9 under the domestic credit lines discussed below. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions and the Company was in compliance with these covenants for all periods presented.

Lines of Credit
As of February 29, 2020, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $25.0. There were no outstanding borrowings under these credit lines as of February 29, 2020, May 31, 2019 and February 28, 2019. As of February 29, 2020, availability under these unsecured money market bid rate credit lines totaled $20.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of February 29, 2020, the Company had various local currency credit lines totaling $25.5 underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $9.7 at February 29, 2020 at a weighted average interest rate of 4.6%, $7.3 at May 31, 2019 at a weighted average interest rate of 4.1%, and $11.0 at February 28, 2019 at a weighted average interest rate of 4.3%. As of February 29, 2020, the amounts available under these facilities totaled $15.8. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

6. COMMITMENTS AND CONTINGENCIES

Legal Matters
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

In the third quarter, the Company entered into settlement agreements related to photo copyright infringement cases. The Company recognized $2.4 in total, of which $1.4 remained accrued as of February 29, 2020.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

In the first quarter, based on the status of negotiations, an alleged patent infringement claim settlement became probable and estimable. As such, an accrual of $1.5 was recognized in the Financial Statements in the first quarter of fiscal 2020. The settlement was subsequently concluded in the second quarter of fiscal 2020.

Sales Tax Matters
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

As of February 29, 2020, the Company’s school book club channel remits sales taxes in 44 states and the District of Columbia compared to 38 states and the District of Columbia in the prior fiscal year quarter ended February 28, 2019. The Company remits sales tax to all required states. Any on-going or future litigation with states relating to sales and use taxes could be impacted favorably or unfavorably by legislative action in future fiscal periods.

COVID-19
During and subsequent to the third quarter of the current fiscal year, the novel coronavirus strain, known as COVID-19, continues to spread across the globe at an increasing rate. Measures taken by governmental authorities and private actors to limit the spread of this virus may interfere with the ability of the Company's employees, suppliers, and other business providers to carry out their assigned tasks or supply materials at ordinary levels of performance relative to the conduct of the business which may cause a material curtailment to certain business operations. Moreover, as a large part of the Company's business involves sales of books and other products in schools and school facilities, as well as through school districts, if COVID-19 related measures result in widespread and lengthy school closings, the Company's consolidated results of operations and financial condition will be adversely impacted. In particular, in the context of the book fair channel, such closings may lead to cancellation of a significant number of book fairs which are not rebooked or cannot be held during the current school year and, in the context of the book clubs channel, such closings could result in a significant decrease in the participation by teacher sponsors in scheduled book club offerings. In the case of the Education segment, the last quarter of the fiscal year, currently ending May 31, 2020, is normally a significant quarter as school administrators and other educational personnel, prior to breaking for the summer, order products for immediate shipment in preparation for the following academic school year. These orders could be significantly impacted by the absence from the schools of such administrators and other educational personnel resulting from school closings. The International segment is also subject to the same risks, due to the temporary closing of English language learning centers in China, as well as disruption in the direct sales business in other parts of Southeast Asia, resulting from measures imposed to combat the spread of COVID-19.

The Company is not currently aware of any loss contingencies related to this matter that would require recognition in the third quarter of fiscal 2020.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

7. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Net income (loss) attributable to Class A and Common Stockholders	$(43.3)	$(12.6)	$(30.8)	$(2.3)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	34.5	35.3	34.8	35.2
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions) *	—	—	—	—
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	34.5	35.3	34.8	35.2
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$(1.25)	$(0.36)	$(0.89)	$(0.07)
Diluted	$(1.25)	$(0.36)	$(0.89)	$(0.07)

* The Company experienced a net loss for all periods presented and therefore did not report any dilutive share impact.

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	February 29, 2020	February 28, 2019
Options outstanding pursuant to stock-based compensation plans (in millions)	3.0	2.9

A portion of the Company’s Restricted Stock Units ("RSUs") which are granted to employees participate in earnings through cumulative dividends which are payable and non-forfeitable to the employees upon vesting of the RSUs. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method.

For the three and nine months ended February 29, 2020 and February 28, 2019, respectively, the Company experienced a net loss for all periods presented and did not allocate any losses to the participating securities.

There were 2.2 million of potentially anti-dilutive shares pursuant to stock-based compensation plans as of February 29, 2020.

As of February 29, 2020, $20.1 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 13, Treasury Stock, for a more complete description of the Company’s share buy-back program.

8. GOODWILL AND OTHER INTANGIBLES

The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. The Company monitors impairment indicators in light of changes in market conditions, near and long-term demand for the Company’s products and other relevant factors.

The following table summarizes the activity in Goodwill for the periods indicated:

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	February 29, 2020	May 31, 2019	February 28, 2019
Gross beginning balance	$164.8	$158.8	$158.8
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$125.2	$119.2	$119.2
Additions	—	6.3	—
Foreign currency translation	0.1	(0.3)	(0.1)
Ending balance	$125.3	$125.2	$119.1

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

The following table summarizes the activity in other intangibles included in Other assets and deferred charges on the Company’s Financial Statements for the periods indicated:

	February 29, 2020	May 31, 2019	February 28, 2019
Beginning balance other intangibles subject to amortization	$12.2	$10.1	$10.1
Additions	1.6	4.5	0.6
Amortization expense	(2.4)	(2.8)	(2.0)
Foreign currency translation	0.1	(0.2)	0.0
Other	—	0.6	—
Total other intangibles subject to amortization, net of accumulated amortization of $29.3, $26.9 and $26.1, respectively	11.5	12.2	8.7
Total other intangibles not subject to amortization	2.1	2.1	2.1
Total other intangibles	$13.6	$14.3	$10.8

In the third quarter of fiscal 2020, the Company acquired a U.S.-based book fair business resulting in the recognition of $1.6 of amortizable intangible assets.

In the fourth quarter of fiscal 2019, the Company completed the purchase of a majority interest in Make Believe Ideas Limited, included within the Children's Book Publishing and Distribution segment, which resulted in $3.9 of amortizable intangible assets. In the first quarter of fiscal 2019, the Company also purchased a UK-based book club business and a U.S.-based book fair business resulting in the recognition of $0.6 of amortizable intangible assets.

Intangible assets with definite lives consist principally of customer lists and intellectual property rights. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful life of all definite-lived intangible assets is approximately 5.2 years. Intangible assets with indefinite lives consist principally of trademarks.

There were no impairment charges related to Intangible assets in any of the periods presented.

9. INVESTMENTS

Investments are included in Other assets and deferred charges on the Condensed Consolidated Balance Sheets. The following table summarizes the Company’s investments as of the dates indicated:

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	February 29, 2020	May 31, 2019	February 28, 2019	Segment
Equity method investments	$26.4	$23.4	$36.7	International
Other equity investments	6.0	6.0	—	Children's Book Publishing & Distribution
Total Investments	$32.4	$29.4	$36.7

Income from equity investments is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and totaled $0.6 and $1.2 for the three months ended February 29, 2020 and February 28, 2019, respectively, and $3.6 and $5.7 for the nine months ended February 29, 2020 and February 28, 2019, respectively.

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

10. EMPLOYEE BENEFIT PLANS

The following table sets forth the components of net periodic benefit cost for the periods indicated under the Company’s defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom (the “UK Pension Plan”) and the postretirement benefits plan, consisting of certain healthcare and life insurance benefits provided by the Company to its eligible retired United States-based employees (the “Postretirement Benefits”), for the periods indicated:

	UK Pension Plan		Postretirement Benefits
	Three months ended		Three months ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	—	—	—	—
Interest cost	0.2	0.3	0.2	0.2
Expected return on assets	(0.3)	(0.3)	—	—
Net amortization of prior service (credit) cost	0.0	—	0.0	0.0
Amortization of (gains) losses	0.3	0.2	—	—
Total	$0.2	$0.2	$0.2	$0.2

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	UK Pension Plan		Postretirement Benefits
	Nine months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	—	—	—	$0.0
Interest cost	0.6	0.8	0.5	0.6
Expected return on assets	(0.8)	(0.8)	—	—
Net amortization of prior service (credit) cost	0.0	—	(0.1)	(0.1)
Amortization of (gains) losses	0.8	0.6	—	—
Total	$0.6	$0.6	$0.4	$0.5

The Company’s funding practice with respect to the UK Pension Plan is to contribute on an annual basis at least the minimum amounts required by applicable law. For the nine months ended February 29, 2020, the Company contributed $0.9 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.1 to the UK Pension Plan for the fiscal year ending May 31, 2020.
In the second quarter of fiscal 2019, the Company announced a change in benefits for certain postretirement benefit plan participants. Beginning January 1, 2019, the plan established Health Reimbursement Accounts (HRAs) to provide these participants with additional flexibility to choose healthcare options based on individual needs. The Company remeasured its Postretirement benefits obligation as of November 30, 2018, and recognized a reduction of $2.7 to its benefit obligation and a reduction to its accumulated comprehensive loss of $2.7 in the second quarter of fiscal 2019. The related prior service credit will be amortized as a component of Net periodic benefit cost over the average lifetime of plan participants of approximately 13.0 years.

11. LEASES

The Company's lease arrangements primarily relate to corporate offices and warehouse facilities, and to a lesser extent, certain equipment and other assets. The Company's leases generally have initial terms ranging from 3 to 10 years and certain leases include renewal or early-termination options, rent escalation clauses, and/or lease incentives. Lease renewal rent payment terms generally reflect adjustments for market rates prevailing at the time of renewal. The Company's leases require fixed minimum rent payments and also often require the payment of certain other costs that do not relate specifically to its right to use an underlying leased asset, but are associated with the asset, such as real estate taxes, insurance, common area maintenance fees and/or certain other costs (referred to collectively herein as "non-lease components"), which may be fixed or variable in amount depending on the terms of the respective lease agreement. The Company's leases do not contain significant residual value guarantees or restrictive covenants.
The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company's use by the lessor. The Company's assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the Condensed Consolidated Statements of Operations over the lease term.
For leases with a term exceeding 12 months, a lease liability is recorded on the Company's Condensed Consolidated Balance Sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use ("ROU") asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. The Company includes fixed payment obligations related to non-lease components in the measurement of ROU assets and lease liabilities, as it elects to account for lease and non-lease components together as a single lease component. ROU assets associated with finance leases are presented separate from ROU assets associated with operating leases and are included within

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

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
The following table summarizes right-of-use assets and lease liabilities recorded on the Company's Condensed Consolidated Balance Sheet as of February 29, 2020:

	February 29, 2020	Location within Condensed Consolidated Balance Sheet
Operating leases	$71.7	Operating lease right-of-use assets, net
Finance leases	11.4	Property, plant and equipment, net
Total lease assets	$83.1

Operating leases :
Current portion	22.7	Current portion of operating lease liabilities
Non-current portion	52.0	Long-term operating lease liabilities
Total operating lease liabilities	$74.7

Finance leases :
Current portion	2.1	Other accrued expenses
Non-current portion	10.0	Other noncurrent liabilities
Total finance lease liabilities	$12.1
Total lease liabilities	$86.8

The following table summarizes the activity as a result of the adoption of ASC 842 for the three and nine months ended February 29, 2020:

	Three Months Ended February 29, 2020	Nine Months Ended February 29, 2020	Location within Condensed Consolidated Statements of Operations

Operating lease expense	$7.1	$21.3	Selling, general and administrative expenses
Finance lease costs :
Depreciation of leased assets	0.6	1.5	Selling, general and administrative expenses
Accretion of lease liabilities	0.1	0.3	Interest income (expense), net
Total lease expense	$7.8	$23.1

The following table summarizes certain cash flows information related to the Company's leases for the nine months ended February 29, 2020:

Nine Months Ended February 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.0
Operating cash flows from finance leases	0.3
Financing cash flows from finance leases	1.5

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table provides a maturity analysis summary of the Company's lease liabilities recorded on the Company's Condensed Consolidated Balance Sheet as of February 29, 2020:

	Operating	Finance
	Leases	Leases
Remainder of Fiscal 2020 (1)	$7.1	$0.6
Fiscal 2021	23.6	2.5
Fiscal 2022	19.1	2.4
Fiscal 2023	13.0	2.3
Fiscal 2024	7.2	2.1
Fiscal 2025 and thereafter	11.4	3.7
Total lease payments	81.4	13.6
Less: interest	(6.7)	(1.5)
Total lease liabilities	$74.7	$12.1

(1)    Fiscal 2020 includes the remaining three months of the current fiscal year ending May 31, 2020.

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's leases recorded on the Company's Condensed Consolidated Balance Sheet as of February 29, 2020:

	Operating	Finance
	Leases	Leases
Weighted-average remaining lease term (years)	4.2	6.2
Weighted-average discount rate	4.0%	3.8%

12. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Stock option expense	$0.4	$0.7	$1.4	$4.3
Restricted stock unit expense	0.3	0.7	1.5	2.0
Management stock purchase plan	0.0	0.0	0.0	0.2
Employee stock purchase plan	0.0	0.2	0.2	0.3
Total stock-based compensation expense	$0.7	$1.6	$3.1	$6.8

The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.0	0.1	0.1	0.4

13. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The table below represents the Board authorizations at the dates indicated:

Authorizations	Amount
July 2015	$50.0
March 2018	50.0
Total current Board authorizations at June 1, 2019	$100.0
Less repurchases made under these authorizations	(79.9)
Remaining Board authorization at February 29, 2020	$20.1

Repurchases of Common Stock were $13.0 and $32.7, respectively, during the three and nine months ended February 29, 2020. The Company’s repurchase program may be suspended at any time without prior notice.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component, for the periods indicated:

	Three months ended February 29, 2020
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at December 1, 2019	$(45.2)	$(12.2)	$(57.4)
Other comprehensive income (loss) before reclassifications	(2.3)	—	(2.3)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.3	0.3
Amortization of prior service credit (net of tax of $0.0)	—	0.0	0.0
Other comprehensive income (loss)	(2.3)	0.3	(2.0)
Ending balance at February 29, 2020	$(47.5)	$(11.9)	$(59.4)

	Three months ended February 28, 2019
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at December 1, 2018	$(45.6)	$(10.9)	$(56.5)
Other comprehensive income (loss) before reclassifications	1.7	—	1.7
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.2	0.2
Amortization of prior service credit (net of tax of $0.0)	—	0.0	0.0
Other comprehensive income (loss)	1.7	0.2	1.9
Ending balance at February 28, 2019	$(43.9)	$(10.7)	$(54.6)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Nine months ended February 29, 2020
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2019	$(47.1)	$(12.6)	$(59.7)
Other comprehensive income (loss) before reclassifications	(0.4)	—	(0.4)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.8	0.8
Amortization of prior service credit (net of tax of $0.0)	—	(0.1)	(0.1)
Other comprehensive income (loss)	(0.4)	0.7	0.3
Ending balance at February 29, 2020	$(47.5)	$(11.9)	$(59.4)

	Nine months ended February 28, 2019
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2018	$(41.9)	$(13.8)	$(55.7)
Other comprehensive income (loss) before reclassifications	(2.0)	—	(2.0)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.6	0.6
Postretirement benefit plan remeasurement (net of tax of $0.8)	—	2.0	2.0
Amortization of prior service credit (net of tax of $0.0)	—	(0.1)	(0.1)
Other reclassifications (net of tax of $0.0)	—	0.6	0.6
Other comprehensive income (loss)	(2.0)	3.1	1.1
Ending balance at February 28, 2019	$(43.9)	$(10.7)	$(54.6)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Nine months ended		Condensed Consolidated Statements of Operations line item
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Employee benefit plans:
Amortization of unrecognized (gain) loss	$0.3	$0.2	$0.8	$0.6	Other components of net periodic benefit (cost)
Amortization of prior service credit	0.0	0.0	(0.1)	(0.1)	Other components of net periodic benefit (cost)
Less: Tax effect	0.0	0.0	0.0	0.0	Provision (benefit) for income taxes
Total cost, net of tax	$0.3	$0.2	$0.7	$0.5

15. FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, debt and foreign currency forward contracts. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The Company employs Level 2 fair value measurements for the disclosure of the fair value of its various lines of credit and long term debt. The fair value of the Company's debt approximates the carrying value for all periods presented. The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes, are based on quotations from financial institutions, a Level 2 fair value measure. See Note 17, Derivatives and Hedging, for a more complete description of the fair value measurements employed.

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

The Company's interim effective tax rate, inclusive of discrete items, was 28.0% for the three month period ended February 29, 2020 and 27.4% for the nine month period ended February 29, 2020.

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities.

Non-income Taxes

The Company is subject to tax examinations for sales-based taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. The Company assesses sales tax contingencies for each jurisdiction in which it operates, considering all relevant facts including statutes, regulations, case law and experience. Where a sales tax liability with respect to a jurisdiction is probable and can

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

be reliably estimated for such jurisdiction, the Company has made accruals for these matters which are reflected in the Company’s Condensed Consolidated Financial Statements. These amounts are included in the Financial Statements in Selling, general and administrative expenses. Future developments relating to the foregoing could result in adjustments being made to these accruals.

On June 21, 2018, the U.S. Supreme Court issued its opinion in South Dakota v. Wayfair, Inc. et. al., reversing prior precedent, in particular Quill Corp. v. North Dakota (1992), which held that states could not constitutionally require retailers to collect and remit sales or use taxes in respect to mail order or internet sales made to residents of a state in the absence of the retailer having a physical presence in the taxing state. As a result, the Company now has an obligation, at least on a going forward basis, to collect and remit sales and use taxes, primarily in respect to sales made through its school book club channel, as well as certain sales made through its ecommerce internet sites, to residents in states that the Company has not previously remitted sales or use taxes based on its having no physical presence in such states. As of February 29, 2020, the Company’s school book club channel was remitting sales taxes in 44 states and the District of Columbia. Any on-going or future litigation with states relating to sales and use taxes could be impacted favorably or unfavorably by the Court’s decision in future fiscal periods.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses and it recognizes the unrealized gain or loss in Other current assets or Other current liabilities. The notional values of the contracts as of February 29, 2020 and February 28, 2019 were $26.0 and $30.0, respectively. Unrealized gains of $0.7 and $0.3 were recognized for the nine months ended February 29, 2020 and February 28, 2019, respectively.

18. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of the dates indicated:

	February 29, 2020	May 31, 2019	February 28, 2019
Accrued payroll, payroll taxes and benefits	$39.6	$41.2	$45.2
Accrued bonus and commissions	18.2	13.7	13.0
Returns liability	40.6	34.5	97.3
Accrued other taxes	24.6	29.3	23.5
Accrued advertising and promotions	11.0	9.6	10.2
Other accrued expenses	36.9	36.5	47.0
Total accrued expenses	$170.9	$164.8	$236.2

19. SUBSEQUENT EVENTS

The Board declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the fourth quarter of fiscal 2020. The dividend is payable on June 15, 2020 to shareholders of record as of the close of business on April 30, 2020.

On March 18, 2020, the Board authorized an additional $50.0 for repurchases of common stock under the Company’s stock repurchase program. Under this program, which will continue to be funded with available cash, the Company may purchase shares, from time to time as conditions allow, on the open market or in negotiated private transactions. This authorization increases the aggregate amount of shares, in dollar terms, which may be repurchased to $67.3 as of March 18, 2020, after giving effect to the remaining amounts available for share repurchases under previous authorizations.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

During and subsequent to the third quarter of the current fiscal year, the novel coronavirus strain, known as COVID-19, continues to spread across the globe at an increasing rate. The Company has been, and will continue to be, affected by coronavirus-related school closings mandated by states and districts, which impact all school related businesses and more directly the book clubs and book fairs channels. See Note 6, Commitments and Contingencies, and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), specifically the Overview and Outlook and Liquidity sections, for further discussion.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview and Outlook

Revenues for the quarter ended February 29, 2020 were $373.3 million, compared to $360.1 million in the prior fiscal year quarter, an increase of $13.2 million. The Company reported a net loss per diluted share of Class A and Common Stock of $1.25 in the third quarter of fiscal 2020, compared to a net loss per diluted share of $0.36 in the prior fiscal year quarter.

During the fiscal quarter ended February 29, 2020, revenues increased 3.7% primarily driven by sales from the trade channel which continued to have titles at the top of bestsellers lists. In addition, revenues increased in the Education operating segment driven by growth in classroom books, professional learning, core instruction and classroom magazines. In the book fairs channel, data-informed right-sizing and the scheduling of fairs continued to improve revenue per fair. Operating costs were adversely impacted by an inventory related write down of $40.0 million recognized in the fiscal quarter as changes were made to the Company's North American purchasing protocols, product offerings and inventory retention policies reducing the anticipated inventory requirements in the Company's school channels. This excess inventory write down will result in more efficient asset utilization, lower obsolescence expense and reduced warehouse labor costs in future periods.

The Company will be affected, in the fourth fiscal quarter, by coronavirus-related school closings mandated by states and districts, which will impact school-based businesses directly. Revenues will therefore be materially lower in the seasonally important fourth fiscal quarter. As a result, the Company is taking certain actions that are intended to reduce the adverse impact of the loss of revenues on profitability and cash flow, such as a freeze on travel and entertainment and other discretionary expenditures, reduced inventory purchasing, the curtailment of non-essential business activities, staffing cost reductions, and temporary branch closures in highly impacted regions.

Results of Operations – Consolidated

Revenues for the quarter ended February 29, 2020 increased to $373.3 million, compared to $360.1 million in the prior fiscal year. The Children's Book Publishing and Distribution segment revenues increased by $2.2 million, primarily due to increased trade channel revenue, driven by the completion of the acquisition of a majority interest in MBI and its full consolidation in the financial statements and by sales of the Company's best-selling titles and series, coupled with higher revenues in the book fairs channel, partially offset by lower revenues in the book club channel due to a lower number of events and lower revenue per event. In the Education segment, revenues increased by $14.0 million, primarily driven by classroom book collections and core instruction products due to a large school district sale. In local currency, the International segment revenues decreased by $2.5 million, primarily driven by lower revenues in Canada's school-based channels, due to a decline in sponsorship and an on-going teacher labor action in Ontario, and in the Asia markets which are being impacted by the local actions taken to curtail the spread of the coronavirus, partially offset by higher revenues in the Company's international trade channel in all major markets. International segment revenues were impacted by unfavorable foreign exchange of $0.5 million.

Revenues for the nine months ended February 29, 2020 increased to $1,203.1 million, compared to $1,183.2 million in the prior fiscal year period. The Children's Book Publishing and Distribution segment revenue increased $11.8 million, driven by higher trade revenue of $31.5 million resulting from the completion of the acquisition of the majority interest in MBI and the continued success of the Company's best-selling titles and series, as well as higher revenues in the book fairs channel of $8.4 million, partially offset by a decrease in book clubs revenues of $28.1 million. In the Education segment, revenues increased $12.9 million primarily driven by classroom book collections and core instruction products due to a large school district sale. In local currency, the International segment revenues increased by $0.2 million, primarily driven by higher revenues in the Company's international trade channel in all major markets, partially offset by lower revenues in Canada and the direct sales channel in Asia. International segment revenues were impacted by unfavorable foreign exchange of $5.0 million.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Components of Cost of goods sold for the three and nine months ended February 29, 2020 and February 28, 2019 are as follows:

	Three months ended				Nine months ended
	February 29,		February 28,		February 29,		February 28,
	2020		2019		2020		2019
($ amounts in millions)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Product, service and production costs	$99.6	26.7%	$95.4	26.5%	$320.3	26.6%	$304.0	25.7%
Royalty costs	28.5	7.6	24.5	6.8	91.3	7.6	87.7	7.4
Prepublication and production amortization	6.9	1.8	6.2	1.7	20.6	1.7	17.2	1.4
Postage, freight, shipping, fulfillment and other	48.0	12.9	50.8	14.1	152.2	12.7	155.7	13.2
Total	$183.0	49.0%	$176.9	49.1%	$584.4	48.6%	$564.6	47.7%

Cost of goods sold for the quarter ended February 29, 2020 was $183.0 million, or 49.0% of revenues, compared to $176.9 million, or 49.1% of revenues, in the prior fiscal year quarter. Cost of goods sold as a percentage of revenues remained primarily flat due to the increase in education channel revenues which carried a lower cost of product, and product mix in the book club channel resulting in favorable postage, freight and shipping costs, offset by higher tariffs and the completion of the acquisition of a majority interest in MBI and its full consolidation in the financial statements. MBI specialty products have a higher cost of product as a percentage of revenue due to higher manufacturing costs.

Cost of goods sold for the nine months ended February 29, 2020 was $584.4 million, or 48.6% of revenues, compared $564.6 million, or 47.7% of revenues, in the prior fiscal year period. The increase in Cost of goods sold as a percentage of revenues was primarily due to the completion of the acquisition of the majority interest in MBI and its full consolidation in the financial statements. MBI manufacturing costs associated with specialty products represented a portion of the increase in Cost of goods sold as a percentage of revenues. In addition, the Company recognized higher costs relating to tariffs and higher prepublication amortization costs, partially offset by the increase in education channel revenues which carried a lower cost of product. The Company continues to monitor and employ strategies to offset increased costs associated with higher tariffs. Tariffs will impact the cost of goods sold in the remaining fiscal year, especially in the domestic school-based channels.

Selling, general and administrative expenses in the quarter ended February 29, 2020 increased to $194.9 million, compared to $190.9 million in the prior fiscal year quarter. The increase was primarily related to higher employee related expenses which included increased severance expense of $1.3 million and lower equity method investment income due to the consolidation of MBI, partially offset by lower marketing expenses and a decrease in net sales tax expense in the book club channel.

Selling, general and administrative expenses in the nine months ended February 29, 2020 decreased to $574.8 million, compared to $584.3 million in the prior fiscal year period. The decrease was primarily related to lower marketing expenses in the book club and education channels, lower labor related expenses and a decrease in net sales tax expense in the book club channel and lower operating expenses in the book fair channel as a result of business process improvements, coupled with the absence of a prior period pretax charge related to a legacy sales tax assessment, partially offset by increased severance expense of $3.8 million and lower equity method investment income due to the consolidation of MBI. The Company may potentially experience increases in bad debt expenses in the fourth fiscal quarter as a result of measures, including mandated requirements, taken to limit the spread of coronavirus.

Depreciation and amortization expenses in the quarter ended February 29, 2020 increased to $15.4 million, compared to $13.7 million in the prior fiscal year quarter. The increase was primarily attributable to upgraded point-of-sale machines placed into service in the book fair channel and assets placed in service for capitalized strategic technology investments.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Depreciation and amortization expenses in the nine months ended February 29, 2020 increased to $46.2 million, compared to $41.3 million in the prior fiscal year period. The increase was primarily attributable to upgraded point-of-sale machines placed into service in the book fair channel and assets placed in service for capitalized strategic technology investments.

Asset impairments and write downs in the three and nine months ended February 29, 2020 were $40.0 million. In the fiscal quarter ended February 29, 2020, changes were made to the Company's North American purchasing protocols, product offerings and inventory retention policies reducing the anticipated inventory requirements in the Company's school channels. The changes will result in lower inventory requirements, more efficient asset utilization, lower obsolescence expense and reduced warehouse labor costs in future periods. As a result of the foregoing, the Company recorded a write down of inventory of $37.6 million. Capitalized prepublication and author advances costs, related to the inventory, of $0.8 million and $1.6 million, respectively, were written down as well.

Net interest income in the quarter ended February 29, 2020 was $0.3 million compared to Net interest income of $1.0 million in the prior fiscal year quarter. The decrease in Net interest income is primarily due to lower U.S. interest rates and lower short-term investment balances driven, in part, by higher common stock repurchases.

Net interest income in the nine months ended February 29, 2020 was $1.0 million, compared to Net interest income of $2.3 million in the prior fiscal year period. The decrease in Net interest income is primarily due to lower U.S. interest rates and lower short-term investment balances driven, in part, by higher common stock repurchases. The Company expects a continued decrease in Net interest income in future periods.

The Company’s effective tax rate for the quarter ended February 29, 2020 was 28.0%, compared to 39.4% in the prior fiscal year quarter. The Company’s effective tax rate for the nine month period ended February 29, 2020 was 27.4%, compared to 60.3% in the prior fiscal year period.

Net loss for the quarter ended February 29, 2020 increased by $30.7 million to $43.3 million, compared to Net loss of $12.6 million in the prior fiscal year quarter. Loss per basic and diluted share of Class A and Common Stock was $1.25 and $1.25, respectively, for the fiscal quarter ended February 29, 2020, compared to a net loss per basic and diluted share of Class A and Common Stock of $0.36 and $0.36, respectively, in the prior fiscal year quarter.

Net loss for the nine months ended February 29, 2020 increased by $28.4 million to $30.7 million, compared to Net loss of $2.3 million in the prior fiscal year period. Loss per basic and diluted share of Class A and Common Stock was $0.89 and $0.89, respectively, in the nine month period ended February 29, 2020, compared to a net loss per basic and diluted share of Class A Stock and Common Stock of $0.07 and $0.07, respectively, in the prior fiscal year period.

Results of Operations

Children’s Book Publishing and Distribution

	Three months ended				Nine months ended
	February 29,	February 28,	$	%	February 29,	February 28,	$	%
($ amounts in millions)	2020	2019	change	change	2020	2019	change	change
Revenues	$220.2	$218.0	$2.2	1.0%	$743.4	$731.6	$11.8	1.6%
Cost of goods sold	106.1	101.4	4.7	4.6	343.1	325.6	17.5	5.4
Other operating expenses (1)	111.9	112.2	(0.3)	(0.3)	330.2	341.3	(11.1)	(3.3)
Operating income (loss)	$2.2	$4.4	$(2.2)	(50.0)%	$70.1	$64.7	$5.4	8.3%
Operating margin	1.0%	2.0%			9.4%	8.8%

(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended February 29, 2020 increased by $2.2 million to $220.2 million, compared to $218.0 million in the prior fiscal year quarter. Trade channel revenues increased by $11.1 million, primarily driven by the completion of the acquisition of a majority interest in MBI and its full consolidation in the financial

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

statements, as well as higher revenues from Dav Pilkey's Dog Man titles, especially Dog Man: Fetch 22, Hunger Games backlist titles as the series' new release is planned for later this spring, and Scholastic Early Learners line of Wipe Clean Workbooks. Book fair channel revenue increased $2.7 million compared to the prior year fiscal quarter, primarily driven by an increase in revenue per fair. Book club channel sales decreased $11.6 million due to a lower number of events and lower revenue per event compared to the prior fiscal year quarter.

Revenues for the nine months ended February 29, 2020 increased by $11.8 million to $743.4 million, compared to $731.6 million in the prior fiscal year period, primarily related to higher trade channel revenues of $31.5 million, driven by the additional revenues from the completion of the acquisition of a majority interest in MBI and its full consolidation in the financial statements and increased media and entertainment sales, as well as strong sales of core titles, including Dav Pilkey's Dog Man Series, Guts by Raina Telgemeier, The Wonky Donkey and The Dinky Donkey titles, the Wings of Fire series and the Hunger Games novels by Suzanne Collins leading up to the series' new release later this spring, partially offset by lower Harry Potter related sales due to the prior fiscal year release of Fantastic Beasts™: The Crimes of Grindelwald and the Brian Selznick cover editions of Harry Potter. Book fair channel revenues increased $8.4 million on lower fair count, primarily driven by revenue associated with higher net redemptions of incentive credits as well as an increase in revenue per fair when compared to the prior fiscal year period resulting from improved fair quality and selection and the introduction of an e-Wallet digital payment option at more fairs. Partially offsetting the higher segment revenues were lower book club channel sales of $28.1 million compared to the prior fiscal year period, due to lower sponsorship as well as a lower number of events and lower revenue per event compared to the prior fiscal year period.

Cost of goods sold for the quarter ended February 29, 2020 was $106.1 million, or 48.2% of revenues, compared to $101.4 million, or 46.5% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenues was primarily due to the completion of the acquisition of the majority interest in MBI and its full consolidation in the financial statements. MBI manufacturing costs associated with specialty products represented a portion of the increase in Cost of goods sold as a percentage of revenues coupled with higher tariff costs recognized in the quarter ended February 29, 2020, partially offset by product mix in the book club channel resulting in favorable postage, freight and shipping costs.

Cost of goods sold for the nine months ended February 29, 2020 was $343.1 million, or 46.2% of revenues, compared to $325.6 million, or 44.5% of revenues, in the prior fiscal year period. The increase in Cost of goods sold as a percent of revenues was primarily due to the completion of the acquisition of the majority interest in MBI and its full consolidation in the financial statements. MBI manufacturing costs associated with specialty products represented a portion of the increase in Cost of goods sold as a percentage of revenues coupled with higher tariff costs recognized in the fiscal period ended February 29, 2020. The Company continues to monitor and employ strategies to offset increased costs associated with higher tariffs. Tariffs will continue to impact the cost of goods sold in the course of the remaining fiscal year, especially in the domestic school-based channels.

Other operating expenses for the quarter ended February 29, 2020 decreased to $111.9 million compared to $112.2 million in the prior fiscal year quarter. The decrease was driven by lower marketing expenses and net sales tax expense in the book club channel, partially offset by increased commissions in the book fair channel due to improved revenue per fair.

Other operating expenses for the nine months ended February 29, 2020 decreased to $330.2 million, compared to $341.3 million in the prior fiscal year period. The decrease was primarily driven by business process improvements in the book club and book fair channels and lower net sales tax expense in the book club channel.

Segment operating income for the quarter ended February 29, 2020 was $2.2 million, compared to operating income of $4.4 million in the prior fiscal year quarter. Despite the lower sales in the book club channel and the absence of a prior period media sale of Scholastic's evergreen library of Clifford® programming, the segment operating income was limited to a decrease of $2.2 million as a result of cost reduction strategies adopted in the book club and book fair channels, lower net sales tax expense in the book club channel and higher revenues driving profitability in the trade channel.

Segment operating income for the nine months ended February 29, 2020 was $70.1 million, compared to $64.7 million in the prior fiscal year period. Despite the lower sales in the book club channel, the segment operating

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

income increased by $5.4 million as a result of cost reduction strategies adopted in the book club and book fair channels, lower net sales tax expense in the book club channel and continued growth in the trade channel.

Education

	Three months ended				Nine months ended
	February 29,	February 28,	$	%	February 29,	February 28,	$	%
($ amounts in millions)	2020	2019	change	change	2020	2019	change	change
Revenues	$74.3	$60.3	$14.0	23.2%	$192.6	$179.7	$12.9	7.2%
Cost of goods sold	23.9	20.6	3.3	16.0	68.0	62.5	5.5	8.8
Other operating expenses (1)	40.6	39.4	1.2	3.0	122.0	123.5	(1.5)	(1.2)
Operating income (loss)	$9.8	$0.3	$9.5	*	$2.6	$(6.3)	$8.9	*
Operating margin	13.2%	0.5%			1.3%	—%

(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended February 29, 2020 increased to $74.3 million, compared to $60.3 million in the prior fiscal year quarter. The $14.0 million increase was primarily driven by higher sales of the Company's classroom book collections and core instruction products, including Guided Reading Espanol and Leveled Bookrooms, primarily driven by a large school district sale as well as the delivery of more days of professional learning services associated with Scholastic Literacy in the current fiscal quarter. Additionally, higher classroom magazines revenue was primarily driven by higher sales from the Scholastic News® line of current events magazines, with the Company's digital subscription product sales being relatively flat, when compared to the prior fiscal period.

Revenues for the nine months ended February 29, 2020 increased to $192.6 million, compared to $179.7 million in the prior fiscal year period. The $12.9 million increase was primarily driven by higher sales of the Company's classroom book collections and core instruction products, primarily due to a large school district sale. Sales were also favorably impacted by higher revenues from delivery of professional learning services and classroom magazines.

Cost of goods sold for the quarter ended February 29, 2020 was $23.9 million, or 32.2% of revenues, compared to $20.6 million, or 34.2% of revenues, in the prior fiscal year quarter. The decrease in Cost of goods sold as a percentage of revenues was primarily due to favorable product mix, partially offset by the increase in the amortization of prepublication costs related to digital subscription components of the recently launched Scholastic Literacy product.

Cost of goods sold for the nine months ended February 29, 2020 was $68.0 million, or 35.3% of revenues, compared to $62.5 million, or 34.8% of revenues, in the prior fiscal year period. The increase in Cost of goods sold as a percentage of revenues was primarily due to an increase in the amortization of prepublication costs related to digital subscription components of the recently launched Scholastic Literacy product, partially offset by favorable product mix.

Other operating expenses for the quarter ended February 29, 2020 increased to $40.6 million, compared to $39.4 million in the prior fiscal year quarter. The $1.2 million increase was primarily related to costs incurred in advance of the summer selling season for the comprehensive literacy curriculum product, Scholastic Literacy.

Other operating expenses decreased to $122.0 million for the nine months ended February 29, 2020, compared to $123.5 million in the prior fiscal year period. The $1.5 million decrease was primarily related to lower marketing expenses and a decrease in employee-related costs.

Segment operating income for the quarter ended February 29, 2020 was $9.8 million, compared to operating income of $0.3 million in the prior fiscal year quarter. The increase was primarily driven by the higher sales of the Company's classroom book collections and core instruction products, partially offset by the increase in the amortization of prepublication costs related to digital subscription components of the recently launched Scholastic Literacy product.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Segment operating income for the nine months ended February 29, 2020 was $2.6 million, compared to an operating loss of $6.3 million in the prior fiscal year period. The increase in operating income was primarily driven by the higher sales of the Company's classroom book collections and core instruction products, partially offset by the increase in the amortization of prepublication costs related to digital subscription components of the recently launched Scholastic Literacy product.

International

	Three months ended				Nine months ended
	February 29,	February 28,	$	%	February 29,	February 28,	$	%
($ amounts in millions)	2020	2019	change	change	2020	2019	change	change
Revenues	$78.8	$81.8	$(3.0)	(3.7)%	$267.1	$271.9	$(4.8)	(1.8)%
Cost of goods sold	43.1	44.1	(1.0)	(2.3)	141.1	142.8	(1.7)	(1.2)
Other operating expenses (1)	39.4	40.7	(1.3)	(3.2)	121.7	121.1	0.6	0.5
Operating income (loss)	$(3.7)	$(3.0)	$(0.7)	(23.3)%	$4.3	$8.0	$(3.7)	(46.3)%
Operating margin	—%	—%			1.6%	2.9%

(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended February 29, 2020 decreased to $78.8 million, compared to $81.8 million in the prior fiscal year quarter. Local currency revenues across the Company's foreign operations decreased by $2.5 million and were adversely impacted by foreign exchange of $0.5 million. Local currency revenues decreased in Canada by $2.0 million, primarily driven by lower school-based channel sales, due to a decline in sponsorship and an on-going teacher labor action in Ontario. Local currency revenues decreased in the Asia markets by $2.0 million driven by lower revenues from the English language tutorial centers in China resulting from the closing of centers due to the coronavirus and lower revenues from the direct sales channel throughout Asia due in part from the local actions taken to curtail the spread of the coronavirus. Local currency revenues in Australia and New Zealand increased $0.9 million primarily on higher trade channel revenues and local currency revenues increased in the UK by $0.6 million primarily driven by higher trade channel revenues due, in part, to the global success of Dav Pilkey's Dog Man series.

Revenues for the nine months ended February 29, 2020 decreased to $267.1 million, compared to $271.9 million in the prior fiscal year period. Local currency revenues across the Company's foreign operations increased by $0.2 million, which was more than offset by the adverse impact in foreign exchange of $5.0 million. The local currency increase was primarily driven by higher revenues from the trade channel throughout the major markets due to the global success of Dav Pilkey's Dog Man series and locally published trade channel titles. In Canada, local currency revenues decreased $5.5 million primarily driven by lower school-based channel sales, due to a decline in sponsorship and an on-going teacher labor action in Ontario. In Asia, local currency revenues decreased $1.0 million primarily related to lower revenues from the direct sales channel due in part to the local actions taken to curtail the spread of the coronavirus. Local currency revenues in Australia and New Zealand increased $4.9 million on higher trade, book club and book fair channel revenues, and local currency revenues in the UK increased $1.1 million primarily driven by trade channel sales partially offset by lower book fair channel revenues.

Cost of goods sold for the quarter ended February 29, 2020 was $43.1 million, or 54.7% of revenues, compared to $44.1 million, or 53.9% of revenues, in the prior fiscal year quarter. Cost of goods sold as a percentage of revenues increased primarily due to product mix across the major markets resulting in higher fulfillment costs on lower revenues.

Cost of goods sold for the nine months ended February 29, 2020 was $141.1 million, or 52.8% of revenues, compared to $142.8 million, or 52.5% of revenues, in the prior fiscal year period. Cost of goods sold as a percentage of revenues was relatively flat with modest increases in Canada, Australia, New Zealand and Asia being offset by favorable product mix in the UK.

Other operating expenses for the quarter ended February 29, 2020 were $39.4 million, compared to $40.7 million in the prior fiscal year quarter. In local currencies, Other operating expenses decreased $1.1 million

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

primarily related to lower promotional and marketing costs, partially offset by lower equity method investment income resulting from the completion of the acquisition of a majority interest in MBI and its full consolidation in the financial statements, an increase in employee related expenses and increased bad debt expense in the Asia direct sales channel.

Other operating expenses for the nine months ended February 29, 2020 were $121.7 million, compared to $121.1 million in the prior fiscal year period. In local currencies, Other operating expenses increased by $2.3 million primarily related to lower equity method investment income resulting from the completion of the acquisition of a majority interest in MBI and its full consolidation in the financial statements, an increase in employee related expenses and increased bad debt expense in the Asia direct sales channel, partially offset by lower promotional and marketing costs.

Segment operating loss for the quarter ended February 29, 2020 was $3.7 million, compared to segment operating loss of $3.0 million in the prior fiscal year quarter. The increase in the operating loss was primarily driven by lower revenues.

Segment operating income for the nine months ended February 29, 2020 was $4.3 million, compared to segment operating income of $8.0 million in the prior fiscal year period. The decrease in operating income was primarily due to lower equity method investment income resulting from the completion of the acquisition of a majority interest in MBI and its full consolidation in the financial statements, an increase in employee related expenses and increased bad debt expense in the Asia direct sales channel, partially offset by lower promotional and marketing costs.

Overhead

Unallocated overhead expense for the quarter ended February 29, 2020 increased by $45.2 million to $68.3 million, from $23.1 million in the prior fiscal year quarter. The increase was primarily driven by the $40.0 million write down of inventory as changes were made to the Company's North American purchasing protocols, product offerings and inventory retention policies reducing the anticipated inventory requirements in the Company's school channels. Severance expense, related to cost reduction strategies, increased by $1.0 million to $3.2 million, compared to $2.2 million in the prior fiscal period. In addition, the Company incurred higher legal settlements and corresponding defense costs related to legacy photo license infringement claims that were resolved in the fiscal quarter ended February 29, 2020.

Unallocated overhead expense for the nine months ended February 29, 2020 increased by $45.9 million to $119.3 million, from $73.4 million in the prior fiscal year period. The increase was primarily driven by the $40.0 million write down of inventory as changes were made to the Company's North American purchasing protocols, product offerings and inventory retention policies reducing the anticipated inventory requirements in the Company's school channels. Severance expense, related to cost reduction strategies, increased by $3.8 million to $6.9 million, compared to $3.1 million in the prior fiscal period. The increase was also attributable to a $1.0 million pretax charge related to a settlement arising from an intellectual property producing agreement, a $1.5 million settlement, without admission of liability, for alleged patent infringement and higher legal settlements and corresponding defense costs related to legacy photo license infringement claims that were resolved in the fiscal period ended February 29, 2020, partially offset by a $4.3 million pretax charge in the prior fiscal period related to a legacy sales tax assessment.

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

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Liquidity and Capital Resources

Cash provided by operating activities was $44.0 million for the nine months ended February 29, 2020, compared to cash provided by operating activities of $60.5 million for the prior fiscal year period, representing a decrease in cash provided by operating activities of $16.5 million. The decrease in cash provided was primarily due to lower customer remittances, the acceleration of vendor payments to increase rebates and discounts, higher royalty related payments driven by the higher sales of Scholastic-owned titles and higher income tax payments in the absence of a refund received in the prior fiscal year, partially offset by lower inventory purchases. The Company expects to incur increased usage of cash in the fourth quarter for working capital associated with the planned release of Suzanne Collins' The Ballard of Songbirds and Snakes.

Cash used in investing activities was $74.4 million for the nine months ended February 29, 2020, compared to cash used in investing activities of $103.8 million in the prior fiscal year period, representing a decrease in cash used in investing activities of $29.4 million. The decrease in cash used was primarily due to lower capital spending on the Company's now completed headquarters building modernization project, lower prepublication and production spending and a decrease in spending related to strategic technology initiatives, partially offset by increased capital spending relating to a UK warehouse optimization project.

Cash used in financing activities was $39.7 million for the nine months ended February 29, 2020, compared to cash used in financing activities of $9.9 million for the prior fiscal year period, representing an increase in cash used in financing activities of $29.8 million. The increase in cash used was primarily driven by common stock repurchases by the Company, which were $30.2 million higher in the current fiscal year period compared to the prior fiscal year period and higher net proceeds pursuant to stock option exercises last fiscal year of $5.1 million.

Cash Position

The Company’s cash and cash equivalents totaled $263.8 million at February 29, 2020, $334.1 million at May 31, 2019 and $338.1 million at February 28, 2019. Cash and cash equivalents held by the Company’s U.S. operations totaled $240.2 million at February 29, 2020, $308.7 million at May 31, 2019 and $317.4 million at February 28, 2019.

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

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, dividends, currently authorized Common share repurchases, debt service, planned capital expenditures and other investments. As of February 29, 2020, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $263.8 million, cash from operations and the Company has loan agreements in the US and the UK totaling approximately $386.0 million, less borrowings of $6.4 million, resulting in $379.6 million of availability at February 29, 2020. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the US Loan Agreement be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Additionally, the Company has short-term credit facilities of $50.5 million, less current borrowings of $9.7 million and commitments of $4.9 million, resulting in $35.9 million of current availability at February 29, 2020.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

The Company believes that these sources of liquidity, including the Company's unencumbered real estate holdings, are sufficient to finance its ongoing operating needs, as well as its financing and investing activities. The Company further believes that its financial resources will allow it to manage the anticipated impact of COVID-19 on the Company's business operations for the foreseeable future which will include materially reduced revenue and profits for the Company, primarily in the school markets. The challenges posed by COVID-19 on the Company's business have evolved rapidly in the past two months and are likely to evolve further. Consequently, the Company will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19.

Financing

The Company is party to the US and UK Loan Agreements and certain credit lines with various banks as described in Note 5 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements." There were no outstanding borrowings under the US Loan Agreement as of February 29, 2020. On September 23, 2019, Scholastic Limited UK entered into a term loan agreement to borrow £2.0 million to fund a land purchase in connection with the construction of the new UK facility. The loan has a maturity date of July 31, 2021. As of February 29, 2020, the Company had $2.6 million outstanding on the loan. On January 24, 2020, Scholastic Limited UK entered into a term loan facility with a borrowing limit of £6.6 million to fund the construction of the new UK facility. The loan has a maturity date of July 31, 2021. As of February 29, 2020, the Company had $3.8 million outstanding on the loan.

New Accounting Pronouncements

Reference is made to Note 1 of Notes to Financial Statements - unaudited in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, strategic 2020 Plan and other plans, ecommerce and digital initiatives, new product introductions, strategies, new education standards, goals, revenues, improved efficiencies, general costs, manufacturing costs, medical costs, potential cost savings, merit pay, operating margins, working capital, liquidity, capital needs, the cost and timing of capital projects, interest costs, cash flows and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in the Annual Report and this Quarterly Report and other risks and factors identified from time to time in the Company’s filings with the SEC. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of February 29, 2020. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates in its variable-rate borrowings. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Note 5 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements.”

The following table sets forth information about the Company’s debt instruments as of February 29, 2020:

($ amounts in millions)	Fiscal Year Maturity
	2020(1)	2021	2022	2023	2024	Thereafter	Total	Fair Value @ 2/29/2020
Debt Obligations
Lines of Credit and current portion of long-term debt	$9.7	$0.0	$0.0	$0.0	$0.0	$0.0	$9.7	$9.7
Average interest rate	4.6%	—	—	—	—	—
Long-term debt	$0.0	$0.0	$6.4	$0.0	$0.0	$0.0	$6.4	$6.4
Average interest rate	—	—	2.5%	—	—	—

(1)    Fiscal 2020 includes the remaining three months of the current fiscal year ending May 31, 2020.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of February 29, 2020, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended February 29, 2020 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION
SCHOLASTIC CORPORATION
Item 1A. Risk Factors

In Item 1A (Risk Factors) in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019, the Company described material risk factors which could affect its business. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q there have been no material changes to the risk factors described in the Company’s Annual Report for the fiscal year ended May 31, 2019. Any of the risks identified in such Annual Report, in this Quarterly Report on Form 10-Q or in other reports the Company files with the SEC, and other risks the Company has not anticipated or discussed, could have a material adverse impact on the Company’s business, financial condition or results of operations.

Our business, results of operations and financial condition may be adversely affected by pandemic infectious diseases, particularly the novel coronavirus strain known as COVID-19.

Pandemic infectious diseases, such as the current COVID-19 strain, may adversely impact our business, consolidated results of operations and financial condition. COVID-19, as well as measures taken by governmental authorities and private actors to limit the spread of this virus, may interfere with the ability of our employees, suppliers, and other business providers to carry out their assigned tasks or supply materials at ordinary levels of performance relative to the conduct of our business which may cause us to materially curtail certain of our business operations. Moreover, as a large part of our business involves sales of books and other products in schools and school facilities, as well as through school districts, if COVID-19 related measures were to result in widespread and lengthy school closings, our business consolidated results of operations and financial condition may be materially adversely impacted. In particular, in the context of our book fair channel, such closings may lead to cancellation of a significant number of book fairs which are not rebooked or cannot be held during the current school year and, in the context of our book clubs channel, such closings could result in a significant decrease in the participation by teacher sponsors in our scheduled book club offerings. In the case of the Education segment, the last quarter of our fiscal year, currently ending May 31, 2020, is normally a significant quarter as school administrators and other educational personnel, prior to breaking for the summer, order products for immediate shipment in preparation for the following academic school year, orders which could be significantly impacted by the absence from the schools of such administrators and other educational personnel resulting from school closings. Finally, our International segment is subject to the same risks, due to the temporary closing of our franchised English language learning centers in China, as well as disruption in our direct sales business in other parts of Southeast Asia, resulting from measures imposed to combat the spread of COVID-19.

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended February 29, 2020:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
December 1 through December 31, 2019	31,306	37.64	31,306	$32.0
January 1 through January 31, 2020	211,540	35.50	211,540	24.5
February 1 through February 29, 2020	130,122	33.32	130,122	20.1
Total	372,968		372,968	$20.1

(i) Represents the amount remaining at February 29, 2020 under the $50.0 Board authorization for Common share repurchases announced on March 21, 2018, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions. See Note 13 and Note 19 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements,” for a description of the Company’s share buy-back program and additional share repurchase authorization made on March 18, 2020.

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

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 29, 2020 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted Inline Extensible Business Reporting Language and contained in Exhibit 101.

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED February 29, 2020
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

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 29, 2020 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted Inline Extensible Business Reporting Language and contained in Exhibit 101.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: March 20, 2020	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board, President and Chief Executive Officer

Date: March 20, 2020	By:	/s/ Kenneth J. Cleary

Kenneth J. Cleary
Chief Financial Officer (Principal Financial Officer)